Form 10-Q
period 1996-06-30
REDHOOK ALE BREWERY INC
filed 1996-08-08
CIK 892222

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


                         COMMISSION FILE NUMBER 0-26542

                           ---------------------------



                        REDHOOK ALE BREWERY, INCORPORATED
             (Exact name of registrant as specified in its charter)



              WASHINGTON                                   91-1141254
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)


              3400 PHINNEY AVENUE NORTH, SEATTLE, WASHINGTON     98103
               (Address of principal executive offices)       (Zip Code)

       Registrant's telephone number, including area code: (206) 548-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---


      Common stock, par value $.005 per share: 7,685,286 shares outstanding as of June 30, 1996.



                    Page 1 of 13 sequentially numbered pages

                        REDHOOK ALE BREWERY, INCORPORATED

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                TABLE OF CONTENTS

                                                                            PAGE
PART I:     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Balance Sheets
                  June 30, 1996 and December 31, 1995 .....................   3

            Statements of Income
                  Three Months Ended June 30, 1996 and 1995
                  and Six Months Ended June 30, 1996 and 1995 .............   4

            Statement of Cash Flows
                  Six Months Ended June 30, 1996 and 1995 .................   5

            Notes to Financial Statements .................................   6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations .....................................   7

PART II:    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K ..............................  13

PART I.

ITEM 1.  FINANCIAL STATEMENTS


                        REDHOOK ALE BREWERY, INCORPORATED

                                 BALANCE SHEETS

                                                                                  June 30,        December 31,
                                                                                    1996              1995
                                                                                    ----              ----
                                                                                 (Unaudited)
                                    ASSETS
Current Assets:
  Cash and Cash Equivalents ..............................................       $ 7,831,289       $24,676,600
  Accounts Receivable ....................................................         2,589,330         2,027,454
  Inventories ............................................................         1,227,943         1,152,265
  Prepaid Expenses and Other .............................................           847,568           635,202
                                                                                 -----------       -----------
    Total Current Assets .................................................        12,496,130        28,491,521
  Fixed Assets, Net ......................................................        76,255,264        57,799,694
  Other Assets ...........................................................           440,918           347,221
                                                                                 -----------       -----------
      Total Assets .......................................................       $89,192,312       $86,638,436
                                                                                 ===========       ===========

                     LIABILITIES, REDEEMABLE PREFERRED STOCK
                         AND COMMON STOCKHOLDERS' EQUITY


Current Liabilities:
  Accounts Payable .......................................................       $ 4,830,049       $ 4,828,902
  Accrued Salaries, Wages, and Payroll Taxes .............................         1,010,012           695,645
  Refundable Deposits ....................................................           777,612           972,957
  Other Accrued Expenses .................................................           175,866           312,948
  Current Portion of Long-Term Debt ......................................           128,191           121,659
                                                                                 -----------       -----------
    Total Current Liabilities ............................................         6,921,730         6,932,111
                                                                                 -----------       -----------
Long-Term Debt, Net of Current Portion ...................................         1,758,002         1,825,339
                                                                                 -----------       -----------
Deferred Income Taxes ....................................................         2,953,402         2,389,588
                                                                                 -----------       -----------
Other Liabilities ........................................................            44,266            35,348
                                                                                 -----------       -----------

Convertible Redeemable Preferred Stock ...................................        15,899,655        15,877,455
                                                                                 -----------       -----------
Common Stockholders' Equity:
  Common Stock, Par Value $0.005 per Share, Authorized, 20,000,000
    Shares; Issued and Outstanding, 7,685,286 Shares in 1996 and
    7,683,596 Shares in 1995 .............................................            38,427            38,417
  Additional Paid-In Capital .............................................        56,650,243        56,642,663
  Retained Earnings ......................................................         4,926,587         2,897,515
                                                                                 -----------       -----------
      Total Common Stockholders' Equity ..................................        61,615,257        59,578,595
                                                                                 -----------       -----------
        Total Liabilities, Redeemable Preferred Stock and
          Common Stockholders' Equity ....................................       $89,192,312       $86,638,436
                                                                                 ===========       ===========



                             See Accompanying Notes

                        REDHOOK ALE BREWERY, INCORPORATED

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                   THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------         -------------------------
                                                      1996             1995                1996            1995
                                                      ----             ----                ----            ----
Sales ........................................    $10,302,381       $6,676,633         $18,857,226     $12,283,869
Less Excise Taxes ............................        992,077          594,214           1,825,816       1,111,043
                                                  -----------       ----------         -----------     -----------
Net Sales ....................................      9,310,304        6,082,419          17,031,410      11,172,826
Cost of Sales ................................      5,797,721        3,878,008          10,852,782       7,353,846
                                                  -----------       ----------         -----------     -----------
Gross Profit .................................      3,512,583        2,204,411           6,178,628       3,818,980
Selling, General and Administrative Expenses .      1,862,108        1,081,187           3,394,274       1,974,381
                                                  -----------       ----------         -----------     -----------
Operating Income .............................      1,650,475        1,123,224           2,784,354       1,844,599
Other Income, Net ............................        188,490           12,573             445,996          24,093
                                                  -----------       ----------         -----------     -----------
Income before Income Taxes ...................      1,838,965        1,135,797           3,230,350       1,868,692
Provision for Income Taxes ...................        671,223          408,887           1,179,078         672,729
                                                  -----------       ----------         -----------     -----------
Net Income ...................................     $1,167,742       $  726,910          $2,051,272      $1,195,963
                                                   ==========       ==========          ==========      ==========

Net Income per Share .........................          $0.13            $0.12               $0.22           $0.19
                                                   ==========       ==========          ==========      ==========
Average Number of Common and
  Equivalent Shares Outstanding ..............      9,158,239        6,188,855           9,159,485       6,188,855
                                                   ==========       ==========          ==========      ==========


                             See Accompanying Notes

                        REDHOOK ALE BREWERY, INCORPORATED

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                          SIX MONTHS ENDED JUNE 30,
                                                       --------------------------------
                                                             1996               1995
                                                             ----               ----
OPERATING ACTIVITIES
Net Income .....................................       $  2,051,272        $  1,195,963
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
  Depreciation and Amortization ................            858,275             582,347
  Deferred Income Tax Provision ................            563,814             318,691
  Other ........................................            (80,388)            (63,211)
  Net Change in Operating Assets and
   Liabilities .................................           (838,405)         (1,351,018)
                                                       ------------        ------------
Net Cash Provided by Operating Activities ......          2,554,568             682,772
                                                       ------------        ------------
INVESTING ACTIVITIES
Expenditures for Fixed Assets ..................        (19,339,488)         (7,922,241)
Other ..........................................            (13,461)            (29,117)
                                                       ------------        ------------
Net Cash Used in Investing Activities ..........        (19,352,949)         (7,951,358)
                                                       ------------        ------------
FINANCING ACTIVITIES
Proceeds from Debt .............................         11,500,000           8,599,249
Repayments on  Debt ............................        (11,560,805)         (1,428,880)
Other ..........................................             13,875              10,806
                                                       ------------        ------------
Net Cash Provided (Used) by Financing
 Activities ....................................            (46,930)          7,181,175
                                                       ------------        ------------
Decrease in Cash and Cash Equivalents ..........        (16,845,311)            (87,411)
Cash and Cash Equivalents:
  Beginning of Period ..........................         24,676,600             472,487
                                                       ------------        ------------
  End of Period ................................       $  7,831,289        $    385,076
                                                       ============        ============


                             See Accompanying Notes

                        REDHOOK ALE BREWERY, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.  BASIS OF PRESENTATION

    The accompanying financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K. The accompanying financial statements include the accounts of Redhook Ale Brewery, Incorporated (the "Company") and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements are unaudited, condensed and do not contain all of the information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all material adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company, for the periods presented, have been made. All such adjustments are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results of operations for the full year.

2.  EARNINGS PER SHARE

    Earnings per share is based on the weighted average number of common and common equivalent shares outstanding during the respective periods. The calculation of average common equivalent shares outstanding includes the effect of all outstanding convertible redeemable preferred stock and outstanding stock options. Because all of the Company's outstanding preferred shares are common equivalent shares, for purposes of calculating earnings per share, the accretion related to the preferred stock carrying value is not deducted from net income in the calculation of earnings per share. The calculation uses the treasury stock method in determining the resulting incremental average equivalent shares outstanding.

3.  INVENTORIES

    Inventories consist of the following:

                                             JUNE 30,           DECEMBER 31,
                                              1996                  1995
                                          ----------           ------------
    Finished goods .................      $  896,869            $  786,580
    Raw materials ..................         104,999               121,651
    Promotional items ..............         169,187               222,160
    Bottling materials .............          56,888                21,874
                                          ==========            ==========
                                          $1,227,943            $1,152,265
                                          ==========            ==========



    Finished goods include beer held in fermentation prior to the filtration and packaging process.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto included herein.

OVERVIEW

     Since its formation, the Company has focused its business activities on the brewing, marketing and selling of craft beers. For the six months ended June 30, 1996, the Company had gross sales of $18,857,000, an increase of 54% over the first six months of 1995. The Company believes that period-to-period comparisons of its financial results should not be relied upon as an accurate indicator of future performance. The Company's sales consist predominantly of sales of beer to third-party distributors. In addition, the Company derives other revenues from the sale of beer, food, apparel and other retail items in its brewery pubs. The Company is required to pay federal excise taxes on sales of its beer. The excise tax burden on beer sales increases from $7 to $18 per barrel on annual production over 60,000 barrels and thus, as the Company increases its sales volume, federal excise taxes will increase as a percentage of sales.

     The following discussion contains forward-looking statements that involve risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, pricing and availability of raw materials and packaging, successful execution of internal performance and expansion plans, impact of competition, distributor changes, availability of financing, legal proceedings, and other risks detailed in the Company's Securities and Exchange Commission filings, including the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     Under normal circumstances, the Company generally operates its brewing facilities five days per week, two shifts per day. As the Company has grown, demand for the Company's products has at times exceeded its production capacity at normal operating levels. For example, in the second half of 1993 and the first three quarters of 1994, sales growth was constrained due to the limited capacity of the Fremont Brewery, and the Company could not significantly increase shipments until production began at the Woodinville Brewery in late 1994. In addition to the level of consumer demand and the availability of production capacity, the Company's sales are also affected by other factors such as the opening of new distribution territories, new product introductions and competitive considerations. Sales in the beer industry generally reflect a degree of seasonality, with the second half of the year typically demonstrating stronger sales in connection with summer activities and fall and early winter holidays. The Company has historically operated with little or no backlog, and its ability to predict sales for an upcoming quarter is limited.

     To meet the increasing demand for its products, the Company has periodically increased its annual production capacity, from approximately 3,000 barrels at its first brewery in the Ballard neighborhood of Seattle in 1982 to approximately 245,000 barrels as of June 30, 1996, at the two Seattle-area breweries. Production capacity of each facility is added in phases until the facility reaches its maximum designed production capacity. The timing of each phase is affected by the availability of capital, construction constraints and the Company's plans for an orderly entry into selected new markets. The Woodinville Brewery had an initial production capacity of approximately 60,000 barrels per year when production commenced in September 1994. Following completion of the installation of additional brewing and bottling equipment in July 1995, its annual production capacity increased from approximately 100,000 barrels to approximately 170,000 barrels. The Woodinville Brewery has a maximum designed production capacity of approximately 250,000 barrels per year, which is expected to be reached in the third quarter of 1996 upon completing the installation of outdoor fermentation tanks. The Portsmouth, New Hampshire brewery, currently under construction and scheduled to begin production by early in the fourth quarter of 1996, is designed to have an initial production capacity of approximately 100,000 barrels per year and a maximum designed production capacity of approximately 250,000 barrels per year, which is expected to be phased in through late 1997.

    The Company's capacity utilization has a significant impact on gross profits. When facilities are operating at their maximum designed production capacity, profitability is favorably affected by spreading fixed and semivariable operating costs, such as depreciation and production salaries, over a larger sales base. Most capital costs associated with building a new brewery and fixed and semivariable costs related to operating a new brewery are incurred prior to, or upon commencement of, production at a facility. Because the initial production level is substantially below the facility's maximum designed production capacity, gross margins are negatively impacted. This impact is reduced as the facility's actual production increases. In addition, as the Company's total production capacity increases, the impact of each additional facility on gross margin will be reduced.

    In addition to capacity utilization, the Company expects other factors to influence profit margins, including higher costs associated with the opening of new distribution territories, such as increased shipping, marketing and sales personnel costs; fees related to the distribution agreement with Anheuser-Busch, Inc.; changes in packaging and other material costs; and changes in product sales mix. The incremental cost of shipping beer from the Company's existing production facilities will continue to increase as the volume of beer supplied to more distant markets increases. The Company believes that commencing production at the Portsmouth Brewery will reduce shipping expenses to eastern U.S. markets.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain items from the Company's Statements of Income expressed as a percentage of net sales.

                                                             THREE MONTHS                 SIX MONTHS
                                                             ENDED JUNE 30,              ENDED JUNE 30,
                                                       -----------------------     -----------------------
                                                          1996          1995          1996          1995
                                                        --------      --------      --------      --------
      Sales...........................................    110.7%        109.8%        110.7%        109.9%
      Less Excise Taxes...............................     10.7           9.8          10.7           9.9
                                                        --------      --------      --------      --------
      Net Sales ......................................   100.00         100.0         100.0         100.0
      Cost of Sales...................................     62.3          63.7          63.7          65.8
                                                        --------      --------      --------      --------
      Gross Profit ...................................     37.7          36.3          36.3          34.2
      Selling, General, and Administrative Expenses ..     20.0          17.8          19.9          17.7
                                                        --------      --------      --------      --------
      Operating Income ...............................     17.7          18.5          16.4          16.5
      Other Income ...................................      2.0           0.2           2.6           0.2
                                                        --------      --------      --------      --------
      Income before Income Taxes .....................     19.7          18.7          19.0          16.7
      Provision for Income Taxes .....................      7.2           6.7           7.0           6.0
                                                        ========      ========      ========      ========
      Net Income......................................     12.5%         12.0%         12.0%         10.7%
                                                        ========      ========      ========      ========



THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

    Sales. Sales increased by 54.3% to $10,302,000 in the second quarter of 1996 from $6,677,000 in the comparable 1995 period, primarily due to expansion into new markets and growth in existing markets. As of June 30, 1996, the Company was selling beer in 44 states compared to 20 states at June 30, 1995. The sales increase reflects a 59.8% increase in sales volume to 59,300 barrels in the second quarter of 1996 from 37,100 barrels in the comparable 1995 period, and relatively stable sales prices. The sales increase includes the effect of a decrease in the Company's other sales to $803,000 in the second quarter of 1996, compared to $855,000 in the second quarter of 1995.

    Excise Taxes. Excise taxes increased to $992,000, or 10.7% of net sales in the second quarter of 1996, from $594,000, or 9.8% of net sales in the comparable quarter of 1995, reflecting increased sales volumes and the increased excise tax rate applicable to annual production in excess of 60,000 barrels.

    Cost of Sales. Cost of sales increased to $5,798,000 in the second quarter of 1996 from $3,878,000 in 1995, primarily due to the increase in sales volume. Cost of sales, as a percentage of net sales, decreased to 62.3% in 1996 compared to 63.7% in 1995, primarily due to increased capacity utilization and the resulting effect of spreading fixed and semivariable operating costs over a larger production base, substantially offset by higher freight costs. The utilization rate of the operating breweries' maximum designed capacity was 73% and 46% in the quarters ended June 30, 1996 and 1995, respectively. Shipping expense significantly increased in the second quarter of 1996 compared to the second quarter of 1995, reflecting increased shipments of beer to new, more distant markets. The Company expects that cost of goods sold, as a percentage of sales, will be negatively impacted once the Portsmouth Brewery begins production and the Company's capacity utilization rate declines. That negative impact will be partially offset by lower freight costs on shipments to eastern markets.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $1,862,000 in the second quarter of 1996 from $1,081,000 in 1995. The increase is primarily related to the Company's expansion into new markets. These expenses increased as a percentage of net sales to 20.0% in the second quarter of 1996 from 17.8% in 1995, primarily attributable to additional sales personnel in the new markets and related expenses.

    Other Income, Net. Other income, net, increased to $188,000 in the second quarter of 1996 compared to $13,000 in the 1995 period. The increase is due primarily to the income earned on the short-term investment of cash from the August 1995 sale of common stock.

    Income Taxes. The Company's effective income tax rate increased to 36.5% in 1996 from 36.0% in 1995. That increase is the result of the Company's expansion into new states and the corresponding increase in state income taxes.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

    Sales. Sales increased by 53.5% to $18,857,000 in the first six months of 1996 from $12,284,000 in the comparable 1995 period, primarily due to expansion into new markets and growth in existing markets. The sales increase reflects a 58.2% increase in sales volume to 109,000 barrels in the first six months of 1996 from 68,900 barrels in the comparable 1995 period, and relatively stable sales prices. The sales increase includes the effect of a decrease in the Company's other sales to $1,393,000 in the first six months of 1996, from $1,438,000 in the comparable period of 1995.

    Excise Taxes. Excise taxes increased to $1,826,000, or 10.7% of net sales in the first six months of 1996, from $1,111,000, or 9.9% of net sales in the comparable period of 1995, reflecting increased sales volumes and the increased excise tax rate applicable to annual production in excess of 60,000 barrels.

    Cost of Sales. Cost of sales increased to $10,853,000 in the first six months of 1996 from $7,354,000 in 1995, primarily due to the increase in sales volume. Cost of sales, as a percentage of net sales, decreased to 63.7% in 1996 compared to 65.8% in 1995, primarily due to increased capacity utilization and the resulting effect of spreading fixed and semivariable operating costs over a larger production base, substantially offset by higher freight costs. The utilization rate of the breweries' maximum designed capacity was 67% and 42% in the first six months ended June 30, 1996 and 1995, respectively. Shipping expense significantly increased in the first six months of 1996 compared to first six months of 1995, reflecting increased shipments of beer to new, more distant markets. The Company expects that cost of goods sold, as a percentage of sales, will be negatively inpacted once the Portsmouth Brewery begins production and the Company's capacity utilization rate declines. That negative impact will be partially offset by lower freight costs on shipments to eastern markets.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $3,394,000 in the first six months of 1996 from $1,974,000 in 1995. The increase is primarily related to the Company's expansion into new markets. These expenses increased as a percentage of net sales to 19.9% in the first six months of 1996 from 17.7% in 1995, primarily attributable to additional sales personnel in the new markets and related expenses.

    Other Income, Net. Other income, net, increased to $446,000 in the first six months of 1996 compared to $24,000 in the 1995 period. The increase is due primarily to the income earned on the short-term investment of cash from the August 1995 sale of common stock.

    Income Taxes. The Company's effective income tax rate increased to 36.5% in 1996 from 36.0% in 1995. That increase is the result of the Company's expansion into new states and the corresponding increase in state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

    The Company had $7,831,000 and $24,677,000 of cash and cash equivalents at June 30, 1996 and December 31, 1995, respectively. At June 30, 1996, the Company had working capital of $5,574,000. The Company's long-term debt as a percentage of total capitalization (long-term debt, preferred stock and common stockholders' equity) was 2.4% and 2.5% as of June 30, 1996 and December 31, 1995, respectively.

    Capital expenditures for the first six months of 1996 totaled $19,339,000. The capital expenditures relate primarily to additional fermentation equipment, including outdoor tanks, for the Woodinville Brewery and costs associated with the construction of the new brewery in Portsmouth, New Hampshire. The construction of the Portsmouth Brewery began in late May 1995 and that facility is expected to commence operations by early in the fourth quarter of 1996. The initial production capacity at the Portsmouth brewery will be 100,000 barrels on an annual basis, with maximum designed production capacity of 250,000 barrels per year to be phased in through late 1997. The total cost of the Portsmouth Brewery will be approximately $30 million. In April 1996, the Company began construction of a keg racking and cold storage facility at the Woodinville Brewery. This facility is expected to cost approximately $6 million and will be used to supplement the supply of Redhook draft beer in western states. Capital expenditures for 1996 are expected to total between $25 million and $30 million.

    The Company has $10 million available under a secured bank facility (the "Secured Facility"). In addition, the Company has $10 million available under an unsecured revolving credit facility with the same bank. The revolving period for both facilities expires on June 5, 1997, and, until then, any required payments will be interest-only. On June 5, 1997, the unsecured facility terminates and the Secured Facility can be converted to a five-year term loan with a 20-year amortization schedule. The Company intends to extend the term of its unsecured line to June 1998. Interest accrues at a variable rate based on the Inter Bank Offered Rate ("IBOR") plus 1.00% to 2.50%, depending on the Company's debt-to-tangible net worth ratio. The Company can fix the rate by selecting IBOR for one- to twelve-month periods as a base. As of June 30, 1996, there were no borrowings outstanding under these bank facilities and the Company's one-month IBOR-based borrowing rate was approximately 6.50%.

    The Company believes that the cash and cash equivalents on hand and the net cash flow provided by operations will be sufficient to meet its short-term liquidity requirements. In addition, the Company believes that available cash and operating cash flow will be sufficient to meet substantially all of its financing requirements related to the completion of the final phases of the Woodinville Brewery and construction of the Portsmouth Brewery. The Company expects to meet any additional future financing needs through operating cash flow and, to the extent required and available, additional bank borrowings and offerings of debt, convertible securities or equity securities.

    The Company has certain commitments, contingencies and uncertainties relating to its normal operations. Management believes that no such commitments, uncertainties or contingent liabilities, including any environmental uncertainties, will have a material adverse effect on the Company's financial position or results of operations.

NEW ACCOUNTING STANDARD

    In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation ("Statement No. 123"). This pronouncement establishes the accounting and reporting standards for stock-based employee compensation plans, including: stock purchase plans, stock options and stock appreciation rights. This new standard defines a fair value-based method of accounting for these equity instruments. This method measures compensation cost based on the value of the award and recognizes that cost over the service period. Companies may elect to adopt this standard or to continue accounting for these types of equity instruments under current guidance, APB Opinion No. 25, Accounting for Stock Issued to Employees ("Opinion No. 25"). Companies that elect to continue using the rules of Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if Statement No. 123 had been applied. The new disclosures are required for fiscal years beginning after December 15, 1995. The Company has elected to continue accounting in accordance with Opinion No. 25 and will include the pro forma disclosures required by Statement No. 123 in the footnotes to its financial statements for the year ending December 31, 1996. The pro forma footnote disclosures will have no effect on the Company's Balance Sheet or Statement of Income.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on August 8, 1996.

                                  REDHOOK ALE BREWERY, INCORPORATED


                                  BY:   /s/ Bradley A. Berg
                                        -------------------
                                            Bradley A. Berg
                                            Executive Vice President and
                                            Chief Financial Officer

                                  BY:  /s/  David H. Kirske
                                       --------------------
                                            David H. Kirske
                                            Controller and Treasurer
                                            (Principal Accounting Officer)

DATE:  August 8, 1996

PART II. - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on May 21, 1996. The following matters were voted upon by the shareholders with the results as follows:

         (1) The following persons were nominated by the Board of Directors and each was elected to serve as a director until the next Annual Meeting of Shareholders or until his earlier retirement, resignation or removal: Paul S. Shipman, Gordon A. Bowker, John T. Carleton, Frank H. Clement, Jerry D. Jones, William H. McNulty, Bruce M. Sandison, Walter
         F. Walker and Dennis P. Weston.

                  The number of votes cast for or withheld for each director nominee was as follows:

                  Nominee                            For                    Withheld
                  Paul S. Shipman                 6,550,718                 17,225
                  Gordon A. Bowker                6,550,835                 17,108
                  John T. Carleton                6,550,208                 17,735
                  Frank H. Clement                6,549,730                 18,213
                  Jerry D. Jones                  6,550,185                 17,758
                  William H. McNulty              6,549,383                 18,560
                  Bruce M. Sandison               6,549,483                 18,460
                  Walter F. Walker                6,549,818                 18,125
                  Dennis P. Weston                6,550,368                 17,575

         (2) The shareholders voted 6,309,040 shares in the affirmative, 79,310 shares in the negative, 38,141 shares abstained and 141,452 broker non-votes to amend the existing Redhook Ale Brewery, Incorporated 1992 Stock Incentive Plan (the "1992 Plan"), as amended, to increase the number of shares of Common Stock issuable under the 1992 Plan from 770,000 shares to 1,270,000 shares and to limit the number of shares subject to options that may be granted to any person in any one calendar year.

         (3) The shareholders voted 6,028,387 shares in the affirmative, 294,664 shares in the negative, 103,440 shares abstained and 141,452 broker non- votes to amend the existing Redhook Ale Brewery, Incorporated Amended and Restated Directors Stock Option Plan (the "Directors Plan") to increase the number of shares of Common Stock issuable under the Directors Plan from 70,000 shares to 170,000 shares and to increase the maximum number of shares subject to options that may be granted under the Directors Plan to any one director in any one calendar year from 2,000 shares to 4,000 shares.

         (4) The shareholders voted 6,533,218 shares in the affirmative, 8,408 shares in the negative and 26,317 shares abstained to ratify the appointment of Ernst & Young LLP, as independent auditors for the Company's year ending December 31, 1996.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

The following exhibits are filed as part of this report.

           10.30 Amendment No. 1 dated as of June 26, 1996, to Master Distribution Agreement between Registrant and Anheuser-Busch, Incorporated, dated October 18, 1994

           10.31 Amendment dated as of February 27, 1996, to Registrant's 1992 Stock Incentive Plan, as amended

           10.32 Amendment dated as of February 27, 1996, to Amended and Restated Registrant's Directors Stock
                     Option Plan

           10.33 Amendment dated as of July 25, 1996, to Registrant's 1992 Stock Incentive Plan, as amended

           11.1      Computation of Earnings Per Share

           27        Financial Data Schedule

(B)  REPORTS ON FORM 8-K

                 None filed during the quarter ended June 30, 1996.

ITEMS 1, 2, 3 AND 5 OF PART II ARE NOT APPLICABLE AND HAVE BEEN OMITTED.