Form 10-Q
period 1996-09-30
REDHOOK ALE BREWERY INC
filed 1996-11-07
CIK 892222

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____




      Common stock, par value $.005 per share: 7,685,486 shares outstanding as of September 30, 1996.


                    Page 1 of 13 sequentially numbered pages

                        REDHOOK ALE BREWERY, INCORPORATED

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                TABLE OF CONTENTS


                                                                                                         PAGE

PART I:  FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Balance Sheets
                           September 30, 1996 and December 31, 1995.......................................  3

                  Statements of Income
                           Three Months Ended September 30, 1996 and 1995
                           and Nine Months Ended September 30, 1996 and 1995..............................  4

                  Statement of Cash Flows
                           Nine Months Ended September 30, 1996 and 1995..................................  5

                  Notes to Financial Statements...........................................................  6

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...............................................................  7


PART II: OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K........................................................  13

PART I.

ITEM 1. FINANCIAL STATEMENTS

                        REDHOOK ALE BREWERY, INCORPORATED

                                 BALANCE SHEETS


                                                                        SEPTEMBER 30,     DECEMBER 31,
                                                                            1996             1995
                                                                        -------------     ------------
                                                                         (Unaudited)
                                     ASSETS
Current Assets:
  Cash and Cash Equivalents ......................................       $ 1,686,551       $24,676,600
  Accounts Receivable ............................................         2,263,000         2,027,454
  Inventories ....................................................         1,728,709         1,152,265
  Prepaid Expenses and Other .....................................         1,072,443           635,202
                                                                         -----------       -----------

    Total Current Assets .........................................         6,750,703        28,491,521
  Fixed Assets, Net ..............................................        82,212,800        57,799,694
  Other Assets ...................................................           694,756           347,221
                                                                         -----------       -----------

      Total Assets ...............................................       $89,658,259       $86,638,436
                                                                         ===========       ===========


                       LIABILITIES, REDEEMABLE PREFERRED STOCK
                           AND COMMON STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable ...............................................       $ 3,989,877       $ 4,828,902
  Accrued Salaries, Wages, and Payroll Taxes .....................         1,136,286           695,645
  Refundable Deposits ............................................           847,046           972,957
  Other Accrued Expenses .........................................           224,637           312,948
  Current Portion of Long-Term Debt ..............................           130,366           121,659
                                                                         -----------       -----------

    Total Current Liabilities ....................................         6,328,212         6,932,111
                                                                         -----------       -----------

Long-Term Debt, Net of Current Portion ...........................         1,724,821         1,825,339
                                                                         -----------       -----------

Deferred Income Taxes ............................................         3,156,626         2,389,588
                                                                         -----------       -----------

Other Liabilities ................................................            43,995            35,348
                                                                         -----------       -----------


Convertible Redeemable Preferred Stock ...........................        15,910,755        15,877,455
                                                                         -----------       -----------

Common Stockholders' Equity:
  Common Stock, Par Value $0.005 per Share, Authorized, 20,000,000
    Shares; Issued and Outstanding, 7,685,486 Shares in 1996 and
    7,683,596 Shares in 1995 .....................................            38,428            38,417
  Additional Paid-In Capital .....................................        56,652,764        56,642,663
  Retained Earnings ..............................................         5,802,658         2,897,515
                                                                         -----------       -----------

      Total Common Stockholders' Equity ..........................        62,493,850        59,578,595
                                                                         -----------       -----------
        Total Liabilities, Redeemable Preferred Stock and
          Common Stockholders' Equity ............................       $89,658,259       $86,638,436
                                                                         ===========       ===========


                             See Accompanying Notes.

                        REDHOOK ALE BREWERY, INCORPORATED

                              STATEMENTS OF INCOME

                                   (Unaudited)

                                                        THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                           SEPTEMBER 30,                        SEPTEMBER 30,
                                                   -----------------------------       -----------------------------
                                                      1996              1995              1996              1995
                                                   -----------       -----------       -----------       -----------

Sales ......................................       $10,393,830       $ 7,388,929       $29,251,056       $19,672,798
Less Excise Taxes ..........................           963,032           632,668         2,788,848         1,743,711
                                                   -----------       -----------       -----------       -----------

Net Sales ..................................         9,430,798         6,756,261        26,462,208        17,929,087
Cost of Sales ..............................         6,045,247         4,416,580        16,898,029        11,770,426
                                                   -----------       -----------       -----------       -----------

Gross Profit ...............................         3,385,551         2,339,681         9,564,179         6,158,661
Selling, General and Administrative Expenses         2,117,104         1,179,985         5,511,378         3,154,366
                                                   -----------       -----------       -----------       -----------

Operating Income ...........................         1,268,447         1,159,696         4,052,801         3,004,295
Other Income, Net ..........................           128,672           198,548           574,668           222,641
                                                   -----------       -----------       -----------       -----------

Income before Income Taxes .................         1,397,119         1,358,244         4,627,469         3,226,936
Provision for Income Taxes .................           509,948           488,968         1,689,026         1,161,697
                                                   -----------       -----------       -----------       -----------

Net Income .................................       $   887,171       $   869,276       $ 2,938,443       $ 2,065,239
                                                   ===========       ===========       ===========       ===========

Net Income per Share .......................       $      0.10       $      0.12       $      0.32       $      0.31
                                                   ===========       ===========       ===========       ===========

Average Number of Common and
  Equivalent Shares Outstanding ............         9,141,758         7,520,448         9,146,227         6,650,226
                                                   ===========       ===========       ===========       ===========

                            See Accompanying Notes.

                        REDHOOK ALE BREWERY, INCORPORATED

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                       --------------------------------
                                                           1996                1995
                                                       ------------        ------------
OPERATING ACTIVITIES
Net Income .....................................       $  2,938,443        $  2,065,239
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
  Depreciation and Amortization ................          1,347,780             922,880
  Deferred Income Tax Provision ................            767,038             552,691
  Other ........................................           (287,002)            206,352
  Net Change in Operating Assets and Liabilities           (176,133)            254,295
                                                       ------------        ------------

Net Cash Provided by Operating Activities ......          4,590,126           4,001,457
                                                       ------------        ------------

INVESTING ACTIVITIES
Expenditures for Fixed Assets ..................        (27,437,847)        (16,084,481)
Other ..........................................            (66,914)               --
                                                       ------------        ------------

Net Cash Used in Investing Activities ..........        (27,504,761)        (16,084,481)
                                                       ------------        ------------

FINANCING ACTIVITIES
Proceeds from Debt .............................         17,000,000          10,227,617
Repayments on  Debt ............................        (17,091,811)        (12,164,226)
Proceeds from Sale of Common Stock .............               --            46,247,721
Other ..........................................             16,397                --
                                                       ------------        ------------

Net Cash Provided (Used) by Financing Activities            (75,414)         44,311,112
                                                       ------------        ------------

Increase (Decrease) in Cash and Cash Equivalents        (22,990,049)         32,228,088
Cash and Cash Equivalents:
  Beginning of Period ..........................         24,676,600             472,487
                                                       ------------        ------------

  End of Period ................................       $  1,686,551        $ 32,700,575
                                                       ============        ============

                            See Accompanying Notes.

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


3.  INVENTORIES

    Inventories consist of the following:


                                           SEPTEMBER 30,    DECEMBER 31,
                                              1996             1995
                                           ----------       ----------
    Finished goods .................       $1,067,147       $  786,580
    Raw materials  .................          162,772          121,651
    Promotional merchandise ........          418,877          222,160
    Bottling materials .............           79,913           21,874
                                           ----------       ----------
                                           $1,728,709       $1,152,265
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

OVERVIEW

    Since its formation, the Company has focused its business activities on the brewing, marketing and selling of craft beers. For the nine months ended September 30, 1996, the Company had gross sales of $29,251,000, an increase of 49% over the first nine months of 1995. The Company believes that period-to-period comparisons of its financial results should not be relied upon as an accurate indicator of future performance. The Company's sales consist predominantly of sales of beer to third-party distributors. In addition, the Company derives other revenues from the sale of beer, food, apparel and other retail items in its brewery pubs. The Company is required to pay federal excise taxes on sales of its beer. The excise tax burden on beer sales increases from $7 to $18 per barrel on annual production over 60,000 barrels and thus, as the Company increases its sales volume, federal excise taxes will increase as a percentage of sales.

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

    In addition to the level of consumer demand in existing markets, the Company's sales are also affected by other factors such as the opening of new distribution territories, new product introductions and competitive considerations, including the increasing number of craft brewers and promotional pricing. Sales in the craft beer industry generally reflect a degree of seasonality, with the second half of the year typically demonstrating stronger sales in connection with summer activities and fall and early winter holidays. The Company has historically operated with little or no backlog, and its ability to predict sales for an upcoming quarter is limited.

    Under normal circumstances, the Company generally operates its brewing facilities five days per week, two shifts per day. To meet the increasing demand for its products, the Company has periodically increased its annual production capacity, from approximately 3,000 barrels at its first brewery in the Ballard neighborhood of Seattle in 1982 to approximately 325,000 barrels as of September 30, 1996, the maximum designed capacity of its two Seattle-area breweries. Production capacity of each facility is added in phases until the facility reaches its maximum designed production capacity. The timing of each phase is affected by the availability of capital, construction constraints and the Company's plans for an orderly entry into selected new markets and growth in existing markets. The Portsmouth, New Hampshire brewery began commercial production during October 1996. The Portsmouth brewery's initial production capacity is approximately 100,000 barrels per year and its maximum designed production capacity is approximately 250,000 barrels per year.

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

    In addition to capacity utilization, the Company expects other factors to influence profit margins, including higher costs associated with the opening of new distribution territories, such as increased shipping, marketing and sales personnel costs; fees related to the distribution agreement with Anheuser-Busch, Inc. ("A-B"); changes in packaging and other material costs; and changes in product sales mix. The incremental cost of shipping beer from the Company's breweries will continue to increase as the volume of beer supplied to more distant markets increases. The Company believes that commencing full-scale production at the Portsmouth Brewery will reduce shipping expenses to eastern U.S. markets. Also, the Company's ability to connect directly to the City of Portsmouth water line is subject to approval and there is no assurance as to the timing, or even the approval, of such direct connection. The cost of tankering water from the City of Portsmouth's system, or other sources, for production purposes at the Portsmouth brewery will impact gross profit.


RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain items from the Company's Statements of Income expressed as a percentage of net sales.

                                                                THREE MONTHS                NINE MONTHS
                                                             ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                             --------------------        --------------------

                                                              1996          1995          1996          1995
                                                             ------        ------        ------        ------
      Sales ..........................................        110.2%        109.4%        110.5%        109.7%
      Less Excise Taxes ..............................         10.2           9.4          10.5           9.7
                                                             ------        ------        ------        ------
      Net Sales ......................................        100.0         100.0         100.0         100.0
      Cost of Sales ..................................         64.1          65.4          63.9          65.6
                                                             ------        ------        ------        ------
      Gross Profit ...................................         35.9          34.6          36.1          34.4
      Selling, General, and Administrative Expenses ..         22.4          17.4          20.8          17.6
                                                             ------        ------        ------        ------
      Operating Income ...............................         13.5          17.2          15.3          16.8
      Other Income ...................................          1.3           2.9           2.2           1.2
                                                             ------        ------        ------        ------
      Income before Income Taxes .....................         14.8          20.1          17.5          18.0
      Provision for Income Taxes .....................          5.4           7.2           6.4           6.5
                                                             ------        ------        ------        ------
      Net Income .....................................          9.4%         12.9%         11.1%         11.5%
                                                             ======        ======        ======        ======



THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

    Sales. Sales increased by 40.7% to $10,394,000 in the third quarter of 1996 from $7,389,000 in the comparable 1995 period, primarily due to expansion into new markets and growth in existing markets. As of September 30, 1996, the Company was selling beer in 47 states compared to 21 states at September 30, 1995. The sales increase reflects a 42.9% increase in sales volume to 57,600 barrels in the third quarter of 1996 from 40,300 barrels in the comparable 1995 period, and relatively stable sales prices in the Company's various markets. Third quarter 1996 sales in the San Francisco Bay Area of Northern California were negatively impacted by the change of certain distributors to distributors affiliated with A-B's distribution network. The Company does not expect to make any further significant changes in its distribution system as part of its conversion to the A-B distribution network. The Company's other sales totaled $1,166,000 in the third quarter of 1996, compared to $1,104,000 in the third quarter of 1995.

    Excise Taxes. Excise taxes increased to $963,000, or 10.2% of net sales in the third quarter of 1996, from $633,000, or 9.4% of net sales in the comparable quarter of 1995, reflecting increased sales volumes and the increased federal excise tax rate applicable to annual production in excess of 60,000 barrels.

    Cost of Sales. Cost of sales increased to $6,045,000 in the third quarter of 1996 from $4,417,000 in 1995, primarily due to the increase in sales volume. Cost of sales, as a percentage of net sales, decreased to 64.1% in 1996 compared to 65.4% in 1995, primarily due to increased capacity utilization and the resulting effect of spreading fixed and semivariable operating costs over a larger production base, substantially offset by higher freight costs. The utilization rate of the operating breweries' maximum designed capacity was 71% and 50% in the quarters ended September 30, 1996 and 1995, respectively. Shipping expense significantly increased in the third quarter of 1996 compared to the third quarter of 1995, reflecting increased shipments of beer to new, more distant markets. The Company expects that cost of goods sold, as a percentage of sales, will be negatively impacted beginning in the quarter ended December 31, 1996 due to commencing production at the Portsmouth Brewery and the related decrease in the Company's capacity utilization rate. That impact will be partially offset by lower freight costs on shipments to eastern markets.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $2,117,000 in the third quarter of 1996 from $1,180,000 in 1995. The increase is primarily related to the Company's expansion into new markets. These expenses increased as a percentage of net sales to 22.4% in the third quarter of 1996 from 17.4% in 1995, primarily attributable to additional sales personnel in the new markets and related expenses, including promotional and marketing support.

    Other Income, Net. Other income, net, decreased to $129,000 in the third quarter of 1996 compared to $199,000 in the 1995 period. The decrease is due primarily to a decline in income as the short-term investment of cash from the August 1995 sale of common stock is invested in fixed assets.

    Income Taxes. The Company's effective income tax rate increased to 36.5% in 1996 from 36.0% in 1995. That increase is the result of the Company's expansion into new states and the corresponding increase in state income taxes.


NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

    Sales. Sales increased by 48.7% to $29,251,000 in the first nine months of 1996 from $19,673,000 in the comparable 1995 period, primarily due to expansion into new markets and growth in existing markets. The sales increase reflects a 52.6% increase in sales volume to 166,600 barrels in the first nine months of 1996 from 109,200 barrels in the comparable 1995 period, and relatively stable sales prices in the Company's various markets. The Company's other sales totaled $2,559,000 in the first nine months of 1996, compared to $2,542,000 in the first nine months of 1995.

    Excise Taxes. Excise taxes increased to $2,789,000, or 10.5% of net sales in the first nine months of 1996, from $1,744,000, or 9.7% of net sales in the comparable period of 1995, reflecting increased sales volumes and the increased federal excise tax rate applicable to annual production in excess of 60,000 barrels.

    Cost of Sales. Cost of sales increased to $16,898,000 in the first nine months of 1996 from $11,770,000 in 1995, primarily due to the increase in sales volume. Cost of sales, as a percentage of net sales, decreased to 63.9% in 1996 compared to 65.6% in 1995, primarily due to increased capacity utilization and the resulting effect of spreading fixed and semivariable operating costs over a larger production base, substantially offset by higher freight costs. The utilization rate of the breweries' maximum designed capacity was 68% and 45% in the nine-month periods ended September 30, 1996 and 1995, respectively. Shipping expense significantly increased in the first nine months of 1996 compared to first nine months of 1995, reflecting increased shipments of beer to new, more distant markets. The Company expects that cost of goods sold, as a percentage of sales, will be negatively impacted beginning in the quarter ended December 31, 1996 due to commencing production at the Portsmouth Brewery and the related decrease in the Company's capacity utilization rate. That impact will be partially offset by lower freight costs on shipments to eastern markets.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $5,511,000 in the first nine months of 1996 from $3,154,000 in 1995. The increase is primarily related to the Company's expansion into new markets. These expenses increased as a percentage of net sales to 20.8% in the first nine months of 1996 from 17.6% in 1995, primarily attributable to additional sales personnel in the new markets and related expenses, including promotional and marketing support.

    Other Income, Net. Other income, net, increased to $575,000 in the first nine months of 1996 from $223,000 in the comparable 1995 period. The increase is due primarily to the income earned on the short-term investment of cash from the August 1995 sale of common stock.

    Income Taxes. The Company's effective income tax rate increased to 36.5% in 1996 from 36.0% in 1995. That increase is the result of the Company's expansion into new states and the corresponding increase in state income taxes.


LIQUIDITY AND CAPITAL RESOURCES

    The Company had $1,687,000 and $24,677,000 of cash and cash equivalents at September 30, 1996 and December 31, 1995, respectively. At September 30, 1996, the Company had working capital of $422,000. The Company's long-term debt as a percentage of total capitalization (long-term debt, preferred stock and common stockholders' equity) was 2.3% and 2.5% as of September 30, 1996 and December 31, 1995, respectively.

    Capital expenditures for the first nine months of 1996 totaled $27,438,000. The capital expenditures relate primarily to additional fermentation equipment and the kegging and cold storage facility at the Woodinville Brewery, and costs associated with the construction of the new brewery in Portsmouth, New Hampshire. The construction of the Portsmouth Brewery began in late May 1995 and that facility commenced commercial operations in October 1996. The Portsmouth brewery's initial production capacity is 100,000 barrels on an annual basis, and its maximum designed production capacity is approximately 250,000 barrels per year. The total cost of the Portsmouth Brewery was approximately $30 million. In April 1996, the Company began construction of the keg racking and cold storage facility at the Woodinville Brewery. This facility is expected to cost approximately $6 million and will be used to supplement the supply of Redhook draft beer in western states. Capital expenditures for 1996 are expected to total approximately $30 million.

    The Company has $10 million available under a secured bank facility (the "Secured Facility") through June 5, 1997. In addition, the Company has $10 million available under an unsecured revolving credit facility with the same bank through June 5, 1998. Interest accrues at a variable rate based on the Inter Bank Offered Rate ("IBOR") plus 1.00% to 2.50%, depending on the Company's debt-to-tangible net worth ratio. The Company can fix the rate by selecting IBOR for one- to twelve-month periods as a base. As of September 30, 1996, there were no borrowings outstanding under these bank facilities and the Company's one-month IBOR-based borrowing rate was approximately 6.44%.

    The Company expects to meet its future financing needs, including working capital and capital expenditure requirements, through cash on hand, operating cash flow and, to the extent required and available, bank borrowings and offerings of debt, convertible securities or equity securities.

    The Company has certain commitments, contingencies and uncertainties relating to its normal operations. Management believes that any such commitments, uncertainties or contingent liabilities, including any environmental uncertainties, will not have a material adverse effect on the Company's financial position or results of operations.

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

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on November 7, 1996.


                                         REDHOOK ALE BREWERY, INCORPORATED




                                         BY:      /s/ Bradley A. Berg
                                                  -------------------
                                                  Bradley A. Berg
                                                  Executive Vice President and
                                                  Chief Financial Officer







                                         BY:      /s/ David H. Kirske
                                                  -------------------
                                                  David H. Kirske
                                                  Controller and Treasurer
                                                  (Principal Accounting Officer)



DATE:  November 7, 1996

PART II. - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K



(a) EXHIBITS

The following exhibits are filed as part of this report.



         10.34 First Amendment dated as of July 25, 1996, to Amended and Restated Credit Agreement between U.S. Bank of Washington, National Association and Registrant, dated June 5, 1995

         11.1     Computation of Earnings Per Share


         27       Financial Data Schedule






(b)  REPORTS ON FORM 8-K


                  None filed during the quarter ended September 30, 1996.





ITEMS 1, 2, 3, 4 AND 5 OF PART II ARE NOT APPLICABLE AND HAVE BEEN OMITTED.