Form 10-K
period 1996-12-31
REDHOOK ALE BREWERY INC
filed 1997-03-17
CIK 892222

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996       COMMISSION FILE NUMBER 0-26542

                       REDHOOK ALE BREWERY, INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  WASHINGTON                                    91-1141254
           (STATE OF INCORPORATION)              (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

          3400 PHINNEY AVENUE NORTH                               98103
             SEATTLE, WASHINGTON                                (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (206) 548-8000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, Par Value $0.005 Per Share

                        Rights to Purchase Common Stock
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price on February 28, 1997, as reported on NASDAQ, was $60,079,679.(1)

     The number of shares of the registrant's Common Stock outstanding as of February 28, 1997, was 7,685,486.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement relating to the registrant's 1997 Annual Meeting of Stockholders to be held on May 21, 1997, are incorporated by reference into Part III of this Report.
---------------
(1) Excludes shares held of record on that date by directors and officers and greater than 10% shareholders of the registrant. Exclusion of such shares should not be construed to indicate that any such person directly or indirectly possesses the power to direct or cause the direction of the management of the policies of the registrant.

================================================================================

                       REDHOOK ALE BREWERY, INCORPORATED

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
                                          PART I.
ITEM 1.     Business..................................................................    1
ITEM 2.     Properties................................................................   14
ITEM 3.     Legal Proceedings.........................................................   14
ITEM 4.     Submission of Matters to a Vote of Security Holders.......................   15
ITEM 4A.    Executive Officers of the Company.........................................   15
                                          PART II.
ITEM 5.     Market for Registrant's Common Equity and Related Stockholder Matters.....   16
ITEM 6.     Selected Financial Data...................................................   17
ITEM 7.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations................................................................   18
ITEM 8.     Financial Statements and Supplementary Data...............................   23
ITEM 9.     Changes In and Disagreements With Accountants on Accounting and Financial
            Disclosures...............................................................   40
                                         PART III.
ITEM 10.    Directors and Executive Officers of the Registrant........................   40
ITEM 11.    Executive Compensation....................................................   40
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management............   40
ITEM 13.    Certain Relationships and Related Transactions............................   40
                                          PART IV.
ITEM 14.    Exhibits, Financial Statements and Reports on Form 8-K....................   40

                                    PART I.

ITEM 1. BUSINESS

     Redhook Ale Brewery, Incorporated ("Redhook" or the "Company") is one of the leading brewers of craft beers in the United States and has been at the forefront of the domestic craft brewing segment since the Company's formation in 1981. Redhook produces its specialty bottled and draft products in three technologically advanced, company-owned breweries, two in the Seattle, Washington area and a third in Portsmouth, New Hampshire. By operating its own small-batch breweries, the Company believes it is better able to control the quantities, types and flavors of beer produced, while optimizing the quality and consistency of its products. Management believes that the Company has the largest company-owned production capacity of any domestic craft brewer and is the only domestic craft brewer that owns and operates substantial production facilities in both a western region and eastern region of the United States.

     The Company currently produces eight styles of beer, marketed under distinct brand names. The Company's flagship brand is Redhook E.S.B., and its other principal products include Ballard Bitter I.P.A., Redhook Rye, Redhook Hefe-Weizen, Blackhook, Wheathook, Double Black Stout brewed with Starbucks(R) coffee, and its Winterhook seasonal ale. In addition to its principal products, the Company continually develops and markets new products under its Blueline label to test and measure consumer response to varying styles and flavors. The Company currently distributes its products through a network of third-party wholesale distributors and a long-term distribution alliance with Anheuser-Busch, Incorporated ("A-B") (the "Distribution Alliance" or the "Alliance") in 47 states.

INDUSTRY BACKGROUND

     The Company is a leader in the relatively small but growing craft brewing segment of the U.S. brewing industry, which includes regional specialty brewers such as the Company, contract brewers, microbreweries and brewpubs. Craft beers are distinguishable from other domestically produced beers by their fuller flavor and adherence to traditional European brewing styles. According to industry sources, shipments in the craft beer segment increased by 50% to 3.8 million barrels in 1995, yet represented only 2% of the 189 million barrels shipped by domestic producers within the United States. For the years 1991 through 1995, shipments in the U.S. craft beer segment increased at a compound annual growth rate of approximately 45%, while total U.S. beer industry shipments experienced no meaningful growth.

     At the turn of this century, the U.S. brewing industry comprised nearly 2,000 breweries, most of which were small operations that produced distinctive beers for local markets. Fewer than 1,000 of these breweries reopened following Prohibition. During the ensuing decades, competition in the beer industry came to focus on a narrowing of product offerings to less distinctive beer styles (principally pale lagers and pilsners) to please the broadest possible segment of the population; economies of scale; mass production techniques; lower costs and lighter flavor profiles through the use of less barley and more corn, rice and other adjuncts; use of pasteurization processes to prolong shelf-life; and marketing a few major brand names on a national basis, principally through mass-media advertising. As a result of these competitive factors, extensive industry consolidation occurred. Currently, according to industry sources, the five largest domestic brewers account for approximately 90% of domestic beer shipments.

     By the early 1980s, annual domestic consumption of beer produced by U.S. brewers had plateaued at approximately 180 million barrels. Over the past decade, per capita annual domestic beer consumption has declined slightly, due to increasing health and safety consciousness and the changing tastes, affluence and consumption attitudes of the maturing generation of beer drinkers born after World War II. A growing number of consumers began to migrate away from less flavorful mass-marketed beers toward greater taste and broader variety in their malt beverages, mirroring similar trends in other beverage and cuisine categories. Initially, foreign brewers were the principal beneficiaries of these evolving consumption patterns. Even though the principal European, Canadian and Mexican imported beers are also mass-produced, many represent a fuller-flavored alternative to the national brands produced in the United States.

     By the latter half of the 1980s, a substantial new domestic industry segment had developed in response to the increasing consumer demand for fuller-flavored beers. Across the country, a proliferation of regional specialty brewers (annually selling more than 15,000 barrels of craft beer brewed at their own facilities), contract brewers (selling craft beer brewed by a third party to the contract brewer's specifications), microbreweries (selling less than 15,000 barrels per year), and brewpubs (combination restaurant-breweries) emerged to form the craft beer industry. The strength of consumer demand has enabled certain craft brewers, such as the Company, to evolve from microbreweries into regional specialty brewers by constructing larger breweries, while still adhering to the traditional European brewing methods that characterize the craft brewing segment. Other craft brewers have sought to take advantage of growing consumer demand by hiring certain brewers of typical American-style lagers to perform contract brewing at their otherwise underutilized brewing facilities. Certain national brewers of mass-produced beers have also sought to appeal to this growing demand for craft beers by introducing their own fuller-flavored products.

BUSINESS STRATEGY

     The Company's principal business objective is to be the leading brewer of craft beers in the United States. Redhook seeks to achieve this objective by increasing sales in existing markets, while simultaneously entering new regional markets. The central elements of the Company's business strategy include:

     - Production of High-Quality Craft Beers. Redhook is committed to the production of a variety of distinctive, flavorful craft beers designed to appeal to a growing number of consumers. The Company brews its craft beers according to traditional European brewing styles and methods, using only high-quality ingredients and technologically advanced brewing equipment. The Company does not intend to compete directly in terms of production style, pricing or mass-media advertising with the mass-marketed national brands.

     - Control of Production in Company-Owned Breweries. The Company builds, owns and operates its own brewing facilities to optimize the quality and consistency of its products and to achieve the greatest control over its production costs. Management believes that its ability to engage in constant product innovation and its control over product quality are critical competitive advantages. Accordingly, the Company does not hire third parties to perform contract brewing of any of its products.

     - Production Economies Through Technologically Advanced Equipment. The Company's technologically advanced, highly automated breweries are designed to produce beer in small batches, while attaining production economies through automation rather than scale. The Company believes that its investment in technological leadership enables it to optimize employee productivity, to contain operating costs, to produce innovative beer styles and tastes, and to achieve the production flexibility afforded by small-batch brewing, with minimal loss of speed and process reliability.

     - Strategic Distribution Alliance With Industry Leader. In October 1994, the Company entered into a long-term distribution agreement with A-B, pursuant to which Redhook distributes its products in new markets through A-B's wholesale distribution network. A-B's network consists of over 700 wholesale distributors, which are for the most part geographically contiguous and independently owned and operated. The Alliance with A-B is intended to enable the Company to expand its distribution to selected new markets more quickly and without the delays, costs and potential gaps or overlaps in coverage associated with developing a network of distributors on a piecemeal basis. As an independent company, Redhook maintains complete control over the production and marketing of its product.

     - Operation of Regional Brewing Facilities. Management believes that by locating its production facilities in proximity to the regional markets it serves, the Company is able to enjoy distinct competitive advantages, including shortened delivery times to maximize product freshness, reduced shipping costs, established consumer identification with the Company's brands, and enhanced familiarity with local consumer tastes. Redhook may construct additional brewing facilities, if additional capacity is required, in select locations in the United States, with the capability to produce Redhook's principal products, as well as to offer select products to respond to local taste preferences. By pursuing this strategy, Redhook believes that it will be able to preserve its reputation and prestige as a regional craft brewer, while selectively introducing its products into new regional markets.

     - Promotion of Products Within Local Markets. The Company markets its products to distributors, retailers and consumers through a variety of specialized training and promotional methods. The Company actively trains its distributors and retailers in understanding the brewing process, the craft beer segment and Redhook products. Promotional methods include introducing Redhook products on draft in pubs and restaurants, using promotional items including tap handles, glassware and coasters, and participating in local festivals to increase brand name recognition. In addition, the Company's prominently located breweries feature pubs and retail outlets and offer guided tours to further increase consumer awareness of Redhook. The Company believes that its training and promotional methods are more effective in communicating and educating consumers than broad-based, less flexible mass-media beer advertising campaigns, although the Company does limited print advertising and may consider other types of advertising in the future.

PRODUCTS

     The Company produces a variety of styles of full-flavored craft beers using traditional European brewing methods. The Company brews its beers using only high-quality hops, malted barley, wheat, rye and other natural ingredients, and does not use any rice, corn, sugar, syrups or other adjuncts. The Company's beers are marketed on the basis of freshness and distinctive flavor profiles. To help maintain full flavor, the Company's products are not pasteurized. As a result, it is appropriate that they be kept cool so that oxidation and heat-induced aging will not adversely affect the original taste, and that they be distributed and served as soon as possible, generally within approximately three months after packaging to maximize freshness and flavor. The Company distributes its products only in glass bottles and kegs, and its products are freshness dated for the benefit of consumers.

     The Company presently produces eight principal brands, each with its own distinctive combination of flavor, color and clarity:

     Redhook E.S.B. (Extra Special Bitter). The Company's flagship brand, Redhook E.S.B., which accounted for approximately 69% of the Company's sales in 1996, is a full, rich, well-rounded, copper-colored ale with a sweet toasted malt flavor balanced by a pleasant floral/herbal liveliness derived from Tettnang hops.

     Ballard Bitter I.P.A. (India Pale Ale). A premium English pub-style bitter ale, Ballard Bitter I.P.A. is pale and aggressively hopped, has a brassy color imparted by caramelized malt, an herbal aroma characteristic of Northwest Cascade hops, and a crisp, dry finish.

     Redhook Rye. A pleasing, sweet, light and easy-to-drink ale, Redhook Rye has a flavor that is enhanced by the addition of flaked rye grain, which adds a spicy character, and by the live yeast content that remains after it is racked into kegs or bottled.

     Redhook Hefe-Weizen. This wheat beer is unfiltered and named hefe-weizen which means "wheat beer with yeast." Leaving the yeast in instead of filtering it out accentuates the wheat flavor and adds visual appeal.

     Blackhook. A London-style Porter, Blackhook has an ebony tone, a pleasant "burnt" character produced by highly roasted black barley, and a dark malt flavor suggesting coffee and chocolate, balanced by lively hopping.

     Wheathook. A delicate, lightly filtered ale brewed for refreshment and a thirst-quenching character, Wheathook is made with equal parts of American wheat and barley for a subtle apple-like flavor, and has delicate, mild hopping, very little bitterness and a distinct wheat finish.

     Double Black Stout. A rich, imperial stout enhanced by the addition of an extract of Starbucks(R) coffee. Dark malts and the coffee create a big roasty flavor that is rounded out with a touch of honey.

     Winterhook. A rich seasonal holiday ale formulated specially each year for cold-weather enjoyment, Winterhook typically is deep in color and rich in flavor, with complex flavors and a warm finish.

     In an effort to be responsive to varying consumer style and flavor preferences, the Company is also continually engaged in the development and testing of new products. The Company believes that the continued success of craft brewers will increasingly depend on their ability to be innovative and attentive to consumer desires for new and distinctive taste experiences. The Company may also consider producing low-alcohol beer or other low-alcohol or nonalcoholic beverages (such as root beer, fruit beers, craft sodas and ciders). The Company's technologically advanced breweries allow it to develop and produce small-batch experimental ales within two to three weeks. These experimental products are developed throughout the year and typically produced in draft form only for on-premise test marketing at the Company's pubs and selected retail sites under the Company's Blueline label. If the initial consumer reception of a Blueline experimental brew is sufficiently positive, then its taste and formula are refined, as necessary, and a new Redhook brand may be created. Redhook Rye, Ballard Bitter I.P.A., and Double Black Stout are examples of products that were originally marketed under the Blueline label. Other Blueline products have included ales such as Barley Wine, Honey Stout, Nut Brown, Oatmeal Stout, Scotch Ale and Wit, and lagers such as Marzen and Pilsner.

BREWING OPERATIONS

     The Brewing Process. Beer is made primarily from four natural ingredients: malted grain, hops, yeast and water. The grain most commonly used in brewing is barley, owing to its distinctive germination characteristics, which make it easy to ferment. The Company uses the finest barley malt, typically using strains of barley having two rows of grain in each ear. A wide variety of hops may be used to add seasoning to the brew; some varieties best confer bitterness, while others are chosen for their ability to impart distinctive aromas to the beer. Nearly all the yeasts used to induce or augment fermentation of beer are of the species Saccharomyces cerevisiae, which includes both the top-fermenting yeasts used in ale production and the bottom-fermenting yeasts associated with lagers.

     The brewing process begins when the malt supplier soaks the barley grain in water, thereby initiating germination, and then dries and cures the grain through kilning. This process, known as "malting," breaks down complex carbohydrates and proteins so that they can be easily extracted. The malting process also imparts color and flavor characteristics to the grain. The cured grain, referred to as "malt," is then sold to the brewery. At the brewery, various malts are cracked by milling, and mixed with warm water. This mixture, or "mash," is heated and stirred in the mash tun, allowing the simple carbohydrates and proteins to be converted into fermentable sugars. Naturally occurring enzymes help facilitate this process. The mash is then strained and rinsed in the lauter tun to produce a residual liquid, high in fermentable sugars, called "wort," which then flows into a brew kettle to be boiled, concentrated and clarified. Hops are added during the boil to impart bitterness, balance and aroma. The specific mixture of hops and the brewing time and temperature further affect the flavor of the beer. After the boil, the wort is strained and cooled before it is moved to a fermentation cellar, where specially cultured yeast is added to induce fermentation. During fermentation, the wort's sugars are metabolized by the yeast cells, producing carbon dioxide and alcohol. Some of the carbon dioxide is recaptured and absorbed back into the beer, providing a natural source of carbonation. After fermentation, the beer is cooled for several days while the beer is clarified and full flavor develops. Filtration, the final step for a filtered beer, removes unwanted yeast. At this point, the beer is in its peak condition and ready for bottling or keg racking. The entire brewing process of ales, from mashing through filtration, is typically completed in 10 to 14 days, depending on the formulation and style of the product being brewed.

                                 [ADD DIAGRAM]

     Brewing Equipment. The Company uses only technologically advanced and highly automated small batch brewing equipment. The Fremont Brewery employs a 55-barrel mash tun; lauter tun; two brew kettles; four 35,000-pound grain silos; and, thirty-eight 110-barrel, one 55-barrel and two 40-barrel fermenters. The Woodinville Brewery employs a 100-barrel mash tun; lauter tun; wort receiver; wort kettle; whirlpool kettle; five 70,000-pound, one 35,000-pound and two 25,000-pound grain silos; three 100-barrel, fifty-four 200-barrel, and ten 600-barrel fermenters; and, two 300-barrel and four 400-barrel bright tanks. The Portsmouth Brewery employs a 100-barrel mash tun; lauter tun; wort receiver; wort kettle; whirlpool kettle; three 70,000-pound and two 35,000-pound grain silos; three 100-barrel and sixteen 400-barrel fermenters; two 200-barrel and two 400-barrel bright tanks; and an anaerobic waste treatment facility which completes the process cycle. Each brewery uses advanced microfiltration technology, including a diatomaceous earth pad filter to eliminate unwanted yeast and to extend shelf life.

     Bottling and Kegging. The Company packages its craft beers in both bottles and kegs. Each of the Company's breweries has a fully automated, technologically advanced bottling line. The bottle filler at each brewery utilizes a carbon dioxide environment during bottling designed to ensure that minimal oxygen is dissolved in the beer, thereby extending shelf life. Currently, the Company fills kegs at the Fremont Brewery and the Portsmouth Brewery. Redhook uses the latest keg technology, which is preferred by many draft beer retailers because the kegs are designed to be easier to handle and lift, to consume less floor space, to have more consistent flow and to reduce waste. The Company is constructing kegging and additional warehouse facilities at its Woodinville Brewery. Those new facilities are expected to be substantially complete by mid-1997.

     Quality Control. The Woodinville Brewery was designed to be the center of a quality control and analysis network. The Company monitors production and quality control of each of its breweries with central coordination at the Woodinville Brewery. Each brewery has an on-site laboratory where microbiologists and lab technicians supervise on-site yeast propagation, monitor product quality, test products, measure color and bitterness, and test for oxidation and unwanted bacteria. The Company also regularly utilizes independent laboratories for product analysis.

     Ingredients and Raw Materials. The Company currently purchases all of its malted barley from two suppliers and its premium-quality select hops, grown in the Pacific Northwest, from three competitive sources. The Company periodically purchases small lots of European hops, which it uses to achieve a special hop character in certain of its beers. Redhook believes that alternate sources of malted barley and hops are available at competitive prices. The Company currently cultivates its own Saccharomyces cerevisiae yeast supply. The Company has available to it multiple competitive sources of supply of packing materials, such as bottles, labels, six-pack carriers, crowns and shipping cases.

PRODUCT DISTRIBUTION

     Redhook's products are available for sale directly to consumers in draft and bottles at restaurants, bars and liquor stores, as well as in bottles at supermarkets, warehouse clubs and convenience stores. Like all craft brewers, the Company's products are delivered to these retail outlets through a network of local distributors, whose principal business is the distribution of beer and in some cases other alcoholic beverages, and who traditionally have local distribution relationships with one or more national beer brands. The Company, together with its distributors, markets its products to retail outlets and relies on its distributors to provide regular delivery to retailers, to maintain retail shelf space and to oversee timely rotation of inventory to ensure the freshness of its products. The Company also offers its products directly to consumers at the Company's three on-premise retail establishments, the Trolleyman pub in Fremont, the Forecasters pub in Woodinville, and the Cataqua pub in Portsmouth, New Hampshire.

     Prior to establishing the Alliance with A-B, the Company distributed its products regionally through distributors in eight western states: Washington, California (northern), Oregon, Idaho, Montana, Wyoming, Colorado and Alaska. The Company's most significant non-Alliance wholesaler, K&L Distributors, Inc., an independent A-B distributor responsible for distribution in most of King County, Washington, which includes Seattle, accounted for approximately 18%, 24% and 32% of total sales in 1996, 1995 and 1994, respectively. The Company's second most significant non-Alliance distributor, Golden Brands, which was responsible for distribution in San Francisco, California, accounted for approximately 4%, 8% and 11% of the Company's sales during the same three years, respectively. The Company changed the San Francisco, California distribution to the A-B Distribution Alliance in July 1996. As of December 31, 1996, the Company had 40 non-Alliance distributors. The Company expects the percentage of sales represented by non-Alliance distributors to continue to decline as the Company expands its distribution to additional wholesalers through the Alliance.

     In October 1994, the Company entered into the Distribution Alliance with A-B pursuant to which Redhook distributes its products in new markets exclusively through A-B's wholesale distribution network. If an A-B distributor does not agree to carry the Company's products, the Company may select a non-A-B distributor for that territory. The exclusivity provisions of the A-B Distribution Agreement do not apply to territories currently subject to distribution arrangements with non-Alliance distributors until such arrangements expire. During 1996, Redhook changed the distribution in substantially all of the significant markets previously served by non-A-B wholesalers to distribution through the Alliance.

     A-B, whose products accounted for approximately 45% of total domestic beer sales by volume in 1996, distributes its products throughout the United States through a network of over 700 wholesale distributors, which are for the most part geographically contiguous and independently owned and operated. The Company believes that the typical A-B distributor is financially stable and has both a long-standing presence and a substantial market share of beer sales in its territory.

     Redhook chose to align itself with A-B through the Alliance as an integral part of its growth strategy, and in order to develop a competitive advantage for Redhook products. Redhook is the only independent craft brewer to have a formal distribution agreement with a major U.S. brewer. The Company believes that access to A-B's distribution network has enabled it to enter targeted new markets more rapidly and with more thorough penetration of the available customer base in the territory. The Distribution Alliance allows the Company to retain control over the selection and timing of new market introductions, as long as the Company is able to satisfy demand in its existing territories. The Company believes that the existence of the Alliance, presentations by Redhook's management at A-B's distributor conventions, A-B communications about

Redhook in printed distributor materials, and A-B-supported opportunities for Redhook to educate A-B distributors about its specialty products result in increased awareness of and demand for Redhook products among A-B's distributors.

     The Company believes that local beer distribution territories have tended to become dominated by smaller numbers of distributors, generally those carrying beers marketed by the larger national breweries, and that this consolidation has had the effect of making it more difficult for relatively small craft brewers to establish effective distribution networks with reliable distributors. Management believes that the Company's competitors in the craft beer segment generally negotiate distribution relationships separately with distributors in each locality and, as a result, typically distribute through a variety of wholesalers representing differing national beer brands with uncoordinated territorial boundaries. Because A-B's distributors are assigned territories that generally are contiguous, the Company expects that the Alliance will enable the Company to reduce the gaps and overlaps in distribution coverage often experienced by the Company's competitors. As a result, the Company believes the Alliance provides the Company with significant advantages over competitors in the craft beer industry, who generally are unable to achieve the distribution efficiencies afforded by the Alliance network.

     The Distribution Alliance has enabled the Company to accelerate the distribution of its products into new markets. The Company expanded distribution into 47 states by the end of 1996, although in many of those states the account penetration is initially very low. As of December 31, 1996, the Company had 605 Alliance distributors, accounting for approximately 64% of the Company's sales volume in 1996. The Company expects that the opening of the Portsmouth Brewery will allow it to significantly increase its market penetration in the eastern half of the United States. The Company plans to add new markets on a selective basis, as the Company acquires knowledge about the market and educates local distributors, retailers and consumers about Redhook's products. The key criteria applied by the Company in selecting new markets include market size, distributor interest, consumer tastes and demographics, retail opportunities, potential for local competition, transportation and local taxation.

     Under the Alliance, the Company is responsible for marketing its products to A-B's distributors, as well as to retailers and consumers. The A-B distributors then place orders with A-B for the Company's products, which the Company separately packages and delivers to the A-B distribution center nearest to the distributor or, under certain circumstances, directly to the distributor. The Company sells its products to A-B at the same list prices paid by non-Alliance distributors, net of the Alliance fee. The Company pays an Alliance fee to A-B, determined by a formula, that effectively reduces the total gross profit margin earned on sales to A-B. However, management believes that the benefits of the Alliance, particularly increased sales volume and efficiencies in delivery, state reporting and licensing, billing and collections created by the Alliance are significant to the Company's growth.

     Under the Alliance, the Company has granted A-B the first right to distribute Redhook products in the United States and Mexico, except in those territories already subject to distribution agreements with non-Alliance distributors, in which case such right does not commence until the existing arrangements expire. A-B additionally has a first right to distribute new Redhook products in non-Alliance territories. In exchange, prior to October 1997, A-B may not acquire an interest between 10% and 50% of the common stock of, or distribute the products of, any other U.S.-based small brewer (producing or distributing less than 1,000,000 barrels annually) that distributes beer in those areas where the Company distributes its products. After October 1997, if A-B were to distribute the products of any U.S.-based small brewer in areas where the Company's products are distributed, the Alliance fee will be substantially reduced on sales of Redhook products in such areas.

SALES AND MARKETING

     The Company has historically engaged in very limited media advertising to market its products, choosing instead to stimulate consumer demand by educating consumers and wholesalers as to the distinctive qualities of its products, and by sponsoring localized promotions designed to enhance Redhook's word-of-mouth reputation. At December 31, 1996, the Company maintained a sales and marketing staff of approximately 50 employees, whose efforts are focused principally on local promotions, programs for on-premise consumer and retailer education, and distributor training and assistance. To maximize product awareness within new markets, the Company generally hires a local sales representative up to four weeks prior to beginning distribution of its products. The Company seeks to identify its products with local markets by participating in or sponsoring cultural and community events, local music and other entertainment venues, local craft beer festivals and cuisine events, and local professional sporting events.

     The Company's sales and marketing staff also offers education, training and other support to wholesale distributors of the Company's products. Because the Company's wholesalers generally also distribute much higher-volume national beer brands and often distribute other specialty brands, a critical function of the sales and marketing staff is to elevate each distributor's awareness of the Company's products and to retain the distributor's interest in promoting increased sales of these products. This is accomplished primarily through personal contact with each distributor, including on-site sales training and educational tours of the Company's breweries. The Company's sales representatives also provide other forms of support to wholesale distributors, such as direct contact with restaurant and grocery chain buyers, direct involvement in the design of grocery store displays, stacking and merchandising of beer inventory and supply of point-of-sale materials.

     The Company's sales representatives devote considerable effort to the promotion of on-premise consumption at participating pubs and restaurants. The Company believes that educating retailers about the freshness and quality of the Company's products will in turn allow retailers to assist in educating consumers. The Company considers on-premise product sampling and education to be among its most effective tools for building brand identity with consumers and establishing word-of-mouth reputation. On-premise marketing is also accomplished through a variety of other point-of-sale tools, such as tap handles, coasters, table tents, neon signs, banners, posters, glassware and menu guidance. The distribution of the Company's Blueline products in limited quantities to selected pubs and restaurants is another example of on-premise marketing designed to increase consumer awareness.

     The Company's breweries also play a significant role in increasing consumer awareness of the Company's products and enhancing Redhook's image as a regional brewer. More than 60,000 visitors participated in brewery tours at the Company's facilities in 1996. Each of the Company's breweries has a retail pub on-site where the Company's products are served. In addition, each brewery has meeting rooms that the public can rent for business meetings, parties and holiday events, and that the Company uses to entertain and educate distributors, retailers and the media about the Company's products. See Item 2. "Properties." The Company also sells various items of apparel and memorabilia bearing the Company's trademarks at its breweries, which the Company believes create further awareness of the Company's beers and reinforce the Company's quality image.

     To further promote retail bottled product sales, the Company periodically offers "post-offs," or price discounts to distributors in certain markets, primarily in Washington state. Distributors and retailers participate in these price discounts. In addition, the Company anticipates that it will offer such promotions in additional markets in response to local competitive conditions.

COMPETITION

     The highly fragmented craft beer category is the fastest growing segment of the domestic beer industry. The Company competes primarily with other participants in the craft beer segment, producers of imported beers and mass-market national brewers. See "Industry Background." The number of participants and number of different products offered in this segment have increased significantly, thereby intensifying competition. Competition within the domestic craft beer segment is based on product quality, taste, consistency and freshness; ability to differentiate products; promotional methods and product support; transportation costs; distribution coverage and, to a lesser degree, price. A significant portion of the Company's past sales growth has been achieved through increasing sales in the Pacific Northwest region, which the Company believes is one of the most competitive craft beer markets in the United States in terms of number of market participants and consumer awareness. Craft beers represented approximately 10% of total beer sales in Washington and Oregon during 1996. Because of the strong demand for the Company's products in this region, the Company has not historically encountered significant pricing pressures relative to those found in other regions. In fourth quarter of 1996, the sales for the Company, and many of its competitors, declined in Washington State compared to the fourth quarter of 1995.

     As the Company expanded its distribution network outside the Pacific Northwest region, and as other craft brewers expand their distribution to the Pacific Northwest, Redhook expects to encounter increasing competition from other regional specialty brewers such as Sierra Nevada Brewing Company and Anchor Brewing Company, as well as from contract brewers such as Pete's Brewing Company and Boston Beer Company. Although certain of these competitors distribute their products nationally and may have greater financial and other resources than the Company, management believes that the Company possesses certain competitive advantages, including its technologically advanced, company-owned production facilities and the availability of distribution through the Alliance.

     The Company also competes against producers of imported beers, such as Heineken, Molson, Modelo (Corona), Becks and Labatts. Although imported beers currently account for a much greater share of the U.S. beer market than craft beers, the Company believes that regional craft brewers possess significant competitive advantages over certain importers, including lower transportation and no importation costs, proximity to and familiarity with local consumers, a higher degree of product freshness, eligibility for lower federal excise taxes and absence of currency fluctuations.

     In response to the rapid growth of the craft beer segment, most of the major domestic brewers have introduced fuller-flavored beers, and others may be expected to do so in the future. Although these product offerings are intended to compete with craft beers, they are brewed according to methods used by the major national brewers. The Company expects that certain of the major national brewers, with their superior financial resources, access to raw materials and established distribution networks, will seek further participation in the continuing growth of the craft beer segment through the acquisition of equity positions in, or the formation of distribution alliances with, smaller craft brewers. Although the increasing participation of the major national brewers will likely increase competition for market share and heighten price sensitivity within the craft beer segment, the Company believes that their participation will tend to increase advertising, distribution and consumer education and awareness of craft beers, and thus contribute to further growth of this industry segment.

REGULATION

     The Company's business is highly regulated at federal, state and local levels. Various permits, licenses and approvals necessary to the Company's brewery and pub operations and the sale of alcoholic beverages are required from various agencies, including the U.S. Treasury Department, Bureau of Alcohol, Tobacco and Firearms (the "BATF"); the United States Department of Agriculture; the United States Food and Drug Administration; state alcohol regulatory agencies in the states in which the Company sells its products; and state and local health, sanitation, safety, fire and environmental agencies. In addition, the beer industry is subject to substantial federal excise taxes, although the Company benefits from favorable treatment granted to brewers producing less than 2 million barrels per year.

     Management believes that the Company currently has all licenses, permits and approvals necessary for its current operations. However, existing permits or licenses could be revoked if the Company were to fail to comply with the terms of such permits or licenses, and additional permits or licenses could in the future be required for the Company's existing or expanded operations. If licenses, permits or approvals necessary for the Company's brewery or pub operations were unavailable or unduly delayed, or if any such permits or licenses were revoked, the Company's ability to conduct its business could be substantially and adversely affected.

  Alcoholic Beverage Regulation and Taxation

     Each of the Company's breweries and pubs is subject to licensing and regulation by a number of governmental authorities. The Company operates its breweries under federal licensing requirements imposed by the BATF. The BATF requires the filing of a "Brewer's Notice" upon the establishment of a new commercial brewery, such as at the Portsmouth Brewery and any other breweries opened by the Company in the future. In addition, commercial brewers are required to file an amended Brewer's Notice every time there is a material change in the brewing process or brewing equipment, change in the brewery's location, change in the brewery's management or a material change in the brewery's ownership. The Company's operations are subject to audit and inspection by the BATF at any time.

     In addition to the regulations imposed by the BATF, the Company's breweries are subject to various regulations concerning retail sales, pub operations, deliveries and selling practices in states in which the Company sells its products. Failure by the Company to comply with applicable federal or state regulations could result in limitations on the Company's ability to conduct its business. The BATF's permits can be revoked for failure to pay taxes, to keep proper accounts, to pay fees, to bond premises, and to abide by federal alcoholic beverage production and distribution regulations, or if holders of 10% or more of the Company's equity securities are found to be of questionable character. Permits from state regulatory agencies can be revoked for many of the same reasons.

     The U.S. federal government currently imposes an excise tax of $18 per barrel on beer produced for consumption in the United States. However, any brewer with production under 2 million barrels per year instead pays federal excise tax in the amount of $7 per barrel on the first 60,000 barrels it produces annually. While the Company is not aware of any plans by the federal government to reduce or eliminate this benefit to small brewers, any such reduction in a material amount could have an adverse effect on the Company. In addition, the Company will lose the benefit of this rate structure if it exceeds the 2 million barrel production threshold. Individual states also impose excise taxes on alcoholic beverages in varying amounts, which have also been subject to change. It is possible that excise taxes will be increased in the future by both the federal government and several states. In addition, increased excise taxes on alcoholic beverages have in the past been considered in connection with various governmental budget-balancing or funding proposals. Any such increases in excise taxes, if enacted, could adversely affect the Company.

  State and Federal Environmental Regulation

     The Company's brewery operations are subject to environmental regulations and local permitting requirements and agreements regarding, among other things, air emissions, water discharges and the handling and disposal of wastes. While the Company has no reason to believe the operations of its facilities violate any such regulation or requirement, if such a violation were to occur, the Company's business may be adversely affected. In addition, if environmental regulations were to become more stringent in the future, the Company could be adversely affected.

  Dram Shop Laws

     The serving of alcoholic beverages to a person known to be intoxicated may, under certain circumstances, result in the server's being held liable to third parties for injuries caused by the intoxicated customer. The Company's pubs have addressed this concern by establishing early closing hours and employee training and designated-driver programs. Large uninsured damage awards against the Company could adversely affect the Company's financial condition.

RELATIONSHIP WITH ANHEUSER-BUSCH, INCORPORATED

     In October 1994, the Company entered into the Alliance with A-B. The Alliance consists of a long term national distribution agreement (the "A-B Distribution Agreement") and an investment by A-B in the Company (the "A-B Investment Agreement"). The Alliance gives the Company access to A-B's domestic network of over 700 wholesale distributors, while the Company maintains control over the production and marketing of its products. Pursuant to the A-B Investment Agreement, A-B invested approximately $30 million to purchase common stock of the Company ("Common Stock"), including newly-issued shares concurrent with the Company's initial public offering, and the Company's Series B Preferred Stock (the "Series B Preferred Stock").

  A-B Distribution Agreement

     The A-B Distribution Agreement has a stated term of 20 years, but is subject to earlier termination (i) by either party after 10 years, (ii) by either party upon an uncured material breach by the other party of certain provisions of the Series B Preferred Stock, the A-B Investment Agreement, the A-B Distribution Agreement and certain related A-B investment documents, or upon the insolvency of the other party, (iii) by A-B upon (a) acquisition by another large alcoholic beverage competitor of 10% or greater equity ownership of the Company and a seat on the Company's Board of Directors or (b) a deterioration of the Company's financial condition that results from a change in ownership of the Company and materially adversely affects its ability to perform under the A-B Distribution Agreement, or (iv) by A-B following (a) any action by the Company that in A-B's sole determination damages the reputation or image of A-B or the brewing industry (for example, production of a high-alcohol beer, defamation of A-B or its products or contamination of the Company's products, but not poor operating results, an unsuccessful product introduction or competition with A-B's products), (b) any acquisition of, agreement to acquire, or institution of a tender or exchange offer to acquire a percentage of the Company's equity securities equal to or greater than that held by A-B, (c) certain agreements pursuant to which the Company would merge into or consolidate with another corporation or sell substantially all of its assets or certain of its trademarks, or (d) the failure to appoint a successor acceptable to A-B in the event Paul S. Shipman ceases to function as the Company's Chief Executive Officer. The term "Extraordinary Termination" refers to the termination by A-B of the A-B Distribution Agreement for any of the reasons described under clause
(iv) above.

  A-B Investment Agreement

     Pursuant to the A-B Investment Agreement, A-B purchased 236,756 shares of Common Stock for $7.00 per share in October 1994 and 1,289,872 shares of Series B Preferred Stock for $12.61 per share in November 1994.

     A-B Preemptive Rights. Pursuant to the A-B Investment Agreement, A-B exercised its right in connection with the Company's public offering in August 1995 to purchase 716,714 shares of Common Stock at $17.00 per share in order to maintain its 25% ownership percentage of the Common Stock on a Fully Diluted Basis (as defined below). A-B has no further preemptive rights.

     A-B Standstill and Transfer Restrictions. Pursuant to the A-B Investment Agreement, A-B has agreed that neither it nor its affiliates will acquire any Common Stock, or any option, right or warrant to acquire, or security convertible or exchangeable into Common Stock, if such purchase or acquisition would result in A-B and its affiliates holding in the aggregate in excess of 25% (prior to November 16, 1999) or 30% (prior to November 16, 2001) of the outstanding shares of Common Stock, calculated on a Fully Diluted Basis (the "A-B Standstill"). Certain increases in A-B's beneficial ownership resulting from involuntary acquisitions or decreases in the number of outstanding shares are excluded from the A-B Standstill.

     The A-B Standstill terminates prior to November 16, 2001 if (i) any person unaffiliated with A-B directly or indirectly: (a) becomes a beneficial owner of, or enters into an agreement to acquire, commences a tender offer or exchange offer to acquire, or announces the intention to acquire and, in A-B's reasonable judgment, has a reasonable likelihood of acquiring as a result thereof, 25% or more (prior to November 16, 1999) or 30% or more of the outstanding shares of Common Stock, calculated on a Fully Diluted Basis; (b) enters into an agreement to consolidate with the Company, to have the Company merged into or with it or to enter into a share exchange with the Company (other than any merger, consolidation or share exchange in which the holders of the Company's outstanding voting securities immediately preceding such transaction will, immediately after such transaction, own capital stock possessing more than 50% of the aggregate voting power and economic rights of the outstanding capital stock of the entities surviving such transaction); or (c) enters into an agreement to acquire all or substantially all of the Company's assets or certain trademarks or trade names; (ii) the Company announces its intention to enter into any agreement described above; or (iii) at any time continuing directors (defined as directors as of the date of the Company's initial public offering, directors subsequently elected whose nomination was approved by a majority of the continuing directors, and directors designated by A-B) cease to constitute at least a majority of the Company's Board of Directors. If the

A-B Standstill is terminated but the underlying transaction giving rise to termination of the A-B Standstill does not in fact transpire, the A-B Standstill will be reinstated as if such event had not occurred if A-B has not increased its ownership above the standstill limitation in the interim.

     The A-B Investment Agreement further provides that, to the extent A-B's ownership exceeds the limits permitted under the A-B Standstill as the result of a rights offering while such obligations are still in effect, A-B will, in certain circumstances, take steps to divest itself of such shares no later than the later of (i) one year from the date of such purchase or acquisition and (ii) the earliest period in which such shares may be sold pursuant to Rule 144 under the Securities Act of 1933, as amended.

     The A-B Investment Agreement imposes further restrictions on A-B's ability to transfer Series B Preferred Stock and Common Stock, including, subject to certain exceptions (including sales of less than 3% of the outstanding Common Stock, or sales pursuant to the exercise of registration rights), a limited right of first refusal in favor of the Company on proposed sales of Common Stock by A-B, an outright prohibition of sales by A-B of more than 12.5% of the Common Stock on a Fully Diluted Basis to any single person or group, or of any Common Stock to brewers of malt beverages, and a prohibition on any sale of Series B Preferred Stock prior to an Extraordinary Termination of the A-B Distribution Agreement.

     A-B Board Representation. Under the A-B Investment Agreement, A-B has the right, until November 16, 1999, to designate two nominees for election to the Company's Board of Directors (or, if the Board of Directors has other than nine members, that number of nominees based on A-B's percentage ownership of the Common Stock as calculated on a Fully Diluted Basis, but not less than two). After November 16, 1999, A-B is entitled to designate that number of nominees based on its percentage ownership, but not less than two, so long as A-B holds at least 20% of the Common Stock on a Fully Diluted Basis. A-B's percentage ownership on a "Fully Diluted Basis," as defined in the A-B Investment Agreement is calculated based on the assumption that all outstanding shares of Series B Preferred Stock and other convertible securities are converted into Common Stock, that all outstanding warrants and stock options (other than stock options granted to officers, directors and employees under the Company's option plans) have been exercised in full, and that all holdings of A-B and its affiliated companies are aggregated. Currently, there are no outstanding options or warrants that would be included in the calculation of outstanding shares on a Fully Diluted Basis.

     Pursuant to an agreement between A-B and the Company dated July 31, 1995, if GE Capital Redhook Investment Corp. no longer has the right to designate any nominees for election to the Company's Board of Directors, A-B is entitled to designate for nomination to the Company's Board of Directors the number of Board members which, as a percentage of the total Board, is no less than A-B's percentage ownership of the Common Stock, calculated on a Fully-Diluted Basis (which number will be rounded up to the next highest whole number if not a whole number). The Company is obligated to use reasonable efforts to cause the election of the nominees designated by A-B. If the designees are not elected, the Company is obligated to take certain remedial measures, and A-B is entitled to elect the same number of directors by class voting under the terms of the Series B Preferred Stock. A-B also has a contractual right to have one of its Board designees sit on each committee of the Company's Board of Directors.

     Covenants Binding the Company. The Company has agreed, pursuant to the A-B Investment Agreement, that it will not, without A-B's consent, (i) enter into any acquisition or investment transaction involving an aggregate purchase price exceeding 50% of the book value of the Company's assets prior to such transaction; (ii) enter into any transaction involving the transfer of specified trademarks or trade names or of assets representing more than 50% of the book value of the Company's assets prior to such transaction; (iii) issue or sell to any person (including A-B), or amend its capital structure to authorize the issuance of, equity securities except within certain permitted categories, including pursuant to (a) the conversion of the Series B Preferred Stock, (b) a stock split or the exercise of any outstanding option, (c) the issuance of Common Stock in an initial public offering not exceeding 25% of the Common Stock outstanding (assuming conversion of all Preferred Stock) as of the closing date for the sale of the Series B Preferred Stock to A-B, (d) other issuances not exceeding in the aggregate 20% of the shares of Common Stock and Series B Preferred Stock (as if converted) outstanding at the beginning of each two-year period commencing on January 1, 1995 and on January 1 of every second year thereafter, and (e) issuances under certain antitakeover plans; (iv) authorize or issue any shares of capital stock ranking equal or prior to the Series B Preferred Stock as to dividend or liquidation rights, or entitled to more than one vote per share or to class voting on any matter (except as required by Washington corporation law) or to ordinary voting power in the election of directors (other than Common Stock), or authorize or issue any new class or series of common shares; (v) issue or sell any equity securities to persons having revenues of $100 million or more from the production or distribution of alcoholic beverages in North and South America; (vi) afford to any other person or group the right to designate a number of the Company's directors equal to or greater than the largest number A-B is contractually entitled to designate;
(vii) enter into any transaction with any affiliate of the Company except under certain circumstances; (viii) engage in any material respect in any business other than producing and distributing beverages; (ix) enter into a merger, consolidation or share exchange with another corporation, except for transactions meeting multiple criteria (including, among others, survival of the Company and no change in control); or (x) amend its Articles or Bylaws in certain respects. The number of shares of Common Stock sold by the Company in the August 1995 initial public offering of the Company's Common Stock and concurrent placement of shares of Common Stock with A-B was approximately 29% of the Common Stock outstanding (assuming conversion of the Series A Preferred Stock and Series B Preferred Stock) as of the closing date for the sale of Series B Preferred Stock. As a result, without A-B's consent, the number of shares the Company would otherwise be entitled to issue in reliance upon the exception described in clause (iii)(d) above during the two-year period ending January 1, 1999 will be reduced by 254,753 shares.

     These covenants, as well as A-B's contractual Board and committee representation rights, terminate upon the earliest of (i) a reduction in the ownership of A-B and its affiliates to less than the greater of (a) 610,000 shares of Common Stock (assuming conversion and exercise of all convertible securities, options and warrants and ignoring any stock split or other recapitalization) and (b) 7.5% of the Common Stock calculated on a Fully Diluted Basis, (ii) an increase in the ownership of A-B and its affiliates to more than 30% of the Common Stock calculated on a Fully Diluted Basis, (iii) an Extraordinary Termination of the A-B Distribution Agreement, (iv) termination of the A-B Distribution Agreement by Redhook on the basis of an uncured breach by, or insolvency of, A-B, and (v) termination of the A-B Distribution Agreement by either party at the end of 2004 or the expiration thereof at the end of 2014.

TRADEMARKS

     The Company has obtained U.S. trademark registrations for the marks and corresponding logo designs for: Ballard Bitter, Blackhook, Redhook, Redhook ESB, Wheathook, Winterhook, Double Black Stout and Blueline. The Company has also obtained U.S. trademark registrations for Forecasters, Trolleyman, and Cataqua. The Redhook mark and certain other Company marks are also registered or pending in various foreign countries. The Company regards its Redhook and other trademarks as having substantial value and as being an important factor in the marketing of its products. The Company is not aware of any infringing uses that could materially affect its current business or any prior claim to the trademarks that would prevent the Company from using such trademarks in its business. The Company's policy is to pursue registration of its marks in its markets whenever possible and to oppose vigorously any infringement of its marks.

EMPLOYEES

     At December 31, 1996, the Company had 244 employees, including 69 in production, 102 in the pubs, 51 in sales and marketing, and 22 in administration. Of these, 6 in production, 62 in the pubs, 4 in sales and marketing, and 2 in administration are part-time employees. The Company believes its relations with its employees to be very good.

ITEM 2. PROPERTIES

     The Company currently operates three technologically advanced, highly automated small-batch breweries, two in the Seattle, Washington area and a third in Portsmouth, New Hampshire. See Note 9 of the Notes to Financial Statements included elsewhere herein.

     The Fremont Brewery. In June 1987, the Company leased the historic Fremont brewery building and hired German brewery engineers to design and install a brewery to meet its special requirements. Production began in 1989 with an annual capacity of approximately 30,000 barrels. As the result of further expansion that included construction of a kegging and warehousing facility, capacity increased in stages to approximately 75,000 barrels per year by 1993. The Company leases the brewery building, which covers approximately 26,000 square feet, 1,500 square feet of which are occupied by the Trolleyman pub, under a lease that expires in October 1997, with two five-year extension options and an option to purchase in 1997 and at the end of each option period. The Company owns the adjacent kegging and warehousing facilities, which cover approximately 23,000 square feet, and leases approximately 5,600 square feet, with an option to lease an additional 2,000 square feet of adjacent office premises under a lease that expires in 2001. The Company also leases 2,400 square feet of storage space under a month-to-month lease.

     The Woodinville Brewery. In 1993, the Company acquired approximately 22 acres (17 of which are developable) in Woodinville, Washington, a suburb of Seattle, to build a second brewery and bottling facility. The site is across the street from the Chateau Ste. Michelle Winery, next to the Columbia Winery, and visible from a popular bicycle path. The Woodinville Brewery is housed in an approximately 88,000-square-foot building that currently includes a 100-barrel brewhouse, fermentation cellars, a filter room, grain storage silos, a bottling line, dry storage, a cooler, loading docks, a retail outlet and Forecasters, a 4,000-square-foot family-oriented pub that seats 175 and features an outdoor beer garden that seats an additional 200. The Woodinville Brewery began limited operations in September 1994 with an annual capacity of approximately 60,000 barrels. Completion of an outdoor tank farm during 1996 brought the Woodinville Brewery to its maximum designed production capacity of approximately 250,000 barrels per year. The Company is in the process of constructing a 19,000 square-foot kegging and warehousing facility adjacent to the current building. This facility is expected to be substantially completed by mid-1997.

     The Portsmouth Brewery. In May 1995, the Company subleased approximately 23 acres in Portsmouth, New Hampshire to build a third brewery and a bottling and kegging facility to supply eastern U.S. markets. The sublease expires in 2047, but contains two seven-year extension options. The Portsmouth Brewery is modeled after the Woodinville Brewery, but the building is designed to be larger, covering 125,000 square feet, to accommodate a keg racking line and a larger cooler. Production began in late October 1996, with an initial capacity of approximately 100,000 barrels per year. The Company plans to phase in additional capacity, with maximum designed production capacity of approximately 250,000 barrels per year.

ITEM 3. LEGAL PROCEEDINGS

     The Company believes that neither it nor its properties are currently involved in, or subject to, any pending legal proceedings which, if determined adversely to the Company, would have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

Paul S. Shipman (44) -- President, Chief Executive Officer and Chairman of the Board

     Mr. Shipman is one of the Company's founders and has served as its President since September 1981, Chairman of the Board since November 1992, and Chief Executive Officer since June 1993. Prior to founding the Company, Mr. Shipman was a marketing analyst for the Chateau Ste. Michelle Winery from 1978 to 1981. Mr. Shipman received his Bachelor's degree in English from Bucknell University in 1975 and his Master's degree in Business Administration from the Darden Business School, University of Virginia, in 1978.

Bradley A. Berg (39) -- Executive Vice President and Chief Financial Officer

     Mr. Berg has served as the Company's Chief Financial Officer since December 1994. He was the Vice President and Chief Financial Officer of Holly Residential Properties, Inc., a NYSE-listed company engaged in the ownership and operation of multi-family residential properties, from February 1994 to December 1994. Mr. Berg served as Vice President and Controller of Burlington Resources Inc., a NYSE-listed natural resources holding company, from November 1989 to February 1994. Prior to joining Burlington Resources Inc., he was a General Practice Partner with the certified public accounting firm of Coopers & Lybrand. Mr. Berg received his Bachelor's degree in Accounting from the University of Northern Iowa in 1979.

David J. Mickelson (37) -- Executive Vice President and Chief Operating Officer

     Mr. Mickelson has served in his current position since March 1995, and from April 1994 to March 1995 he was the Company's Vice President and General Manager. From July 1992 to December 1994, he served as its Chief Financial Officer, and was also named General Manager in January 1994. He served as the Company's Controller from 1987 to July 1992, and additionally was elected Treasurer in 1989. From 1985 to 1987 he was the Controller for Certified Foods, Inc. and from 1981 to 1985 served as a loan officer with Barclays Bank PLC. Mr. Mickelson received his Bachelor's degree in Business Administration from the University of Washington in 1981.

Pamela J. Hinckley (43) -- Vice President, Sales and Marketing

     Ms. Hinckley has served in her current position since June 1996, and from March 1995 to May 1996 she served as the Company's Vice President, Marketing. She served as the Company's Marketing Director from August 1992 to March 1995 and its Retail Tourism Manager from August 1988 to August 1992. From 1984 to 1988, she was the wine buyer for a Seattle-area specialty food and wine retailer and from 1982 to 1984 she was the retail and tourism manager for Stevenot Winery. Ms. Hinckley received her Bachelor's degree in Psychology from Suffolk University in 1974.

Allen L. Triplett (38) -- Vice President, Brewing

     Mr. Triplett has served in his current position since March 1995, and from 1987 to March 1995 he was the Company's Production Manager. He has worked in every facet of production since joining the Company in 1985. Mr. Triplett has taken extensive coursework at the Siebel Institute of Brewing and the University of California at Davis. He received his Bachelor's degree in Petroleum Engineering from the University of Wyoming in 1985.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company effected its initial public offering of Common Stock on August 16, 1995, at a price to the public of $17.00 per share. Since that date the Company's Common Stock has traded on the NASDAQ National Market. The table below sets forth for the fiscal quarters indicated the reported high and low last sale prices of the Company's Common Stock, as reported on the NASDAQ National Market.

                                                                            HIGH         LOW
                                                                           -------     -------
1995
  Third quarter (from August 16, 1995)...................................  $35.000     $24.750
  Fourth quarter.........................................................  $30.500     $24.750

1996
  First quarter..........................................................  $27.375     $21.000
  Second quarter.........................................................  $25.500     $20.500
  Third quarter..........................................................  $23.750     $17.750
  Fourth quarter.........................................................  $22.250     $ 9.125

     As of March 6, 1997, there were 722 record holders of Common Stock, although the Company believes that the number of beneficial owners of its Common Stock is substantially greater.

     The Company has not paid any dividends other than a one-time extraordinary dividend in 1994 from the proceeds of the sale of Series B Preferred Stock to A-B. That dividend totaled $9,071,354 ($2.00 per share) and was paid on all Series A Preferred Stock and common shares outstanding (except those owned by A-B). The Company anticipates that for the foreseeable future, all earnings, if any, will be retained for the operation and expansion of its business and that it will not pay cash dividends. The payment of dividends, if any, in the future will be at the discretion of the Board of Directors and will depend upon, among other things, future earnings, capital requirements, restrictions in future financing agreements, the general financial condition of the Company and general business conditions. Payment of dividends is also restricted by terms of the Series B Preferred Stock.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Company's Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The selected income and balance sheet data for, and as of the end of, each of the five years in the period ended December 31, 1996, are derived from the financial statements of the Company, which were audited by Ernst & Young LLP, independent auditors. The operating data are derived from unaudited information maintained by the Company.

                                                           YEAR ENDED DECEMBER 31,
                                           -------------------------------------------------------
                                            1996        1995        1994        1993        1992
                                           -------     -------     -------     -------     -------
                                             (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)
STATEMENT OF INCOME DATA:
Sales....................................  $39,410     $28,426     $16,209     $12,331     $ 8,593
Less Excise Taxes........................    3,732       2,532       1,280         847         507
                                           -------     -------     -------     -------     -------
Net Sales................................   35,678      25,894      14,929      11,484       8,086
Cost of Sales............................   23,581      16,970       8,686       6,162       4,469
                                           -------     -------     -------     -------     -------
Gross Profit.............................   12,097       8,924       6,243       5,322       3,617
Selling, General and Administrative
  Expenses...............................    7,853       4,606       2,801       2,001       1,608
                                           -------     -------     -------     -------     -------
Operating Income.........................    4,244       4,318       3,442       3,321       2,009
Interest Expense.........................       --          24         130         158         236
Other Income, Net........................      615         678           9          40          40
                                           -------     -------     -------     -------     -------
Income Before Income Taxes...............    4,859       4,972       3,321       3,203       1,813
Provision for Income Taxes...............    1,773       1,790       1,196       1,099         553
                                           -------     -------     -------     -------     -------
Income Before Accounting Change..........    3,086       3,182       2,125       2,104       1,260
Change in Accounting for Taxes...........       --          --          --          99          --
                                           -------     -------     -------     -------     -------
Net Income...............................  $ 3,086     $ 3,182     $ 2,125     $ 2,005     $ 1,260
                                           =======     =======     =======     =======     =======
Per Share:
  Income Before Accounting Change........  $  0.34     $  0.44     $  0.40     $  0.49     $  0.37
  Net Income.............................  $  0.34     $  0.44     $  0.40     $  0.47     $  0.37
Dividends per Share(1)...................       --          --     $  2.00          --          --
Average Number of Common and Equivalent
  Shares Outstanding.....................    9,138       7,299       5,280       4,293       3,417
OPERATING DATA (IN BARRELS):
Beer Shipped.............................  224,700     158,700      93,700      73,900      49,500
Production Capacity, End of Period(2)....  425,000     245,000     135,000      75,000      60,000

                                                                DECEMBER 31,
                                           -------------------------------------------------------
                                            1996        1995        1994        1993        1992
                                           -------     -------     -------     -------     -------
                                                               (IN THOUSANDS)
BALANCE SHEET DATA (END OF PERIOD):
Working Capital (Deficit)................  $   850     $21,385     $  (842)    $ 1,735     $  (566)
Total Assets.............................   95,124      86,638      34,689      20,044       9,949
Long-term Debt, Net of Current Portion...    6,191       1,825       3,793       2,066       3,014
Series A Preferred Stock.................       --          --       8,956       8,335          --
Series B Preferred Stock.................   15,922      15,877      15,834          --          --
Common Stockholders' Equity..............   62,630      59,579       1,269       6,683       4,952

---------------

(1) Consists entirely of a one-time extraordinary dividend paid to shareholders other than A-B from the proceeds of the sale of Series B Preferred Stock to A-B.

(2) Based on the Company's estimate of production capacity of equipment installed as of the end of such period, assuming, among other things, production five days per week, two shifts per day. At times, production may exceed the Company's estimate. Production capacity (end of period) does not reflect maximum designed production capacity. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's Financial Statements and Notes thereto included herein.

OVERVIEW

     Since its formation, the Company has focused its business activities on the brewing, marketing and selling of craft beers. For the year ended December 31, 1996, the Company had gross sales of $39,410,000, an increase of 39% over 1995. The Company believes that period-to-period comparisons of its financial results should not be relied upon as an accurate indicator of future performance. The Company's sales consist predominantly of sales of beer to third-party distributors and A-B through the Distribution Alliance. In addition, the Company derives other revenues from the sale of beer, food, apparel and other retail items in its brewery pubs. The Company is required to pay federal excise taxes on sales of its beer. The excise tax burden on beer sales increases from $7 to $18 per barrel on annual production over 60,000 barrels and thus, as the Company increases its sales volume, federal excise taxes will increase as a percentage of sales.

     In addition to the level of consumer demand in existing markets, the Company's sales are also affected by other factors such as the opening of new distribution territories, new product introductions and competitive considerations, including the increasing number of craft brewers and promotional pricing. Sales in the craft beer industry generally reflect a degree of seasonality, with the second half of the year typically demonstrating stronger sales in connection with summer activities and fall and early winter holidays. The Company has historically operated with little or no backlog, and its ability to predict sales for future periods is limited.

     Under normal circumstances, the Company generally operates its brewing facilities five days per week, two shifts per day. To meet the increasing demand for its products, the Company has periodically increased its annual production capacity, from approximately 3,000 barrels at its first brewery in the Ballard neighborhood of Seattle in 1982 to approximately 425,000 barrels as of December 31, 1996. Production capacity of each facility is added in phases until the facility reaches its maximum designed production capacity. The timing of each phase is affected by the availability of capital, construction constraints and the Company's plans for an orderly entry into selected new markets and growth in existing markets. The Portsmouth, New Hampshire brewery began commercial production during October 1996. The Portsmouth brewery's initial production capacity is approximately 100,000 barrels per year and its maximum designed production capacity is approximately 250,000 barrels per year. Additional capital expenditures and production personnel will be required to bring the Portsmouth Brewery to its maximum designed capacity.

     The Company's capacity utilization has a significant impact on gross profits. When facilities are operating at their maximum designed production capacity, profitability is favorably affected by spreading fixed and semivariable operating costs, such as depreciation and production salaries, over a larger sales base. Most capital costs associated with building a new brewery and fixed and semivariable costs related to operating a new brewery are incurred prior to, or upon commencement of, production at a facility. Because the initial production level is substantially below the facility's maximum designed production capacity, gross margins are negatively impacted. This impact is reduced as the facility's actual production increases. In addition, as the Company's total production capacity increases, the impact on gross margins of each additional facility will be reduced.

     In addition to capacity utilization, the Company expects other factors to influence profit margins, including higher costs associated with the opening of new distribution territories, such as increased shipping, marketing and sales personnel costs; fees related to the distribution agreement with Anheuser-Busch, Inc. ("A-B"); changes in packaging and other material costs; and changes in product sales mix. The incremental cost of shipping beer from the Company's breweries will continue to increase as the volume of beer supplied to more distant markets increases. The Company believes that full-scale production at the Portsmouth Brewery will reduce shipping expenses to eastern U.S. markets. Also, the Company's ability to connect directly to the City of Portsmouth water line is subject to approval of design plans and weather conditions. There is no assurance as to the timing of such direct connection, although the Company anticipates completing the connection in the second quarter of 1997. Until the direct connection is complete, the cost of tankering water from the City of Portsmouth's system, or other sources, for production purposes at the Portsmouth Brewery will negatively impact gross profit.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Considerations: Issues and Uncertainties."

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the Company's Statements of Income expressed as a percentage of net sales.

                                                                       YEAR ENDED DECEMBER 31,
                                                                      -------------------------
                                                                      1996      1995      1994
                                                                      -----     -----     -----
Sales...............................................................  110.5%    109.8%    108.6%
Less Excise Taxes...................................................   10.5       9.8       8.6
                                                                      -----     -----     -----
Net Sales...........................................................  100.0     100.0     100.0
Cost of Sales.......................................................   66.1      65.5      58.2
                                                                      -----     -----     -----
Gross Profit........................................................   33.9      34.5      41.8
Selling, General and Administrative Expenses........................   22.0      17.8      18.8
                                                                      -----     -----     -----
Operating Income....................................................   11.9      16.7      23.0
Interest Expense....................................................     --       0.1       0.9
Other Income, Net...................................................    1.7       2.6       0.1
                                                                      -----     -----     -----
Income Before Income Taxes..........................................   13.6      19.2      22.2
Provision for Income Taxes..........................................    5.0       6.9       8.0
                                                                      -----     -----     -----
Net Income..........................................................    8.6%     12.3%     14.2%
                                                                      =====     =====     =====

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Sales. Sales increased by 38.6% to $39,410,000 in 1996 from $28,426,000 in
1995, primarily due to expansion into new markets and growth in existing markets. At December 31, 1996, the Company was selling beer in 47 states compared to 29 states at December 31, 1995. This sales increase reflects a 41.6% increase in sales volume to 224,700 barrels in 1996 from 158,700 barrels in 1995, and relatively stable sales prices in the Company's various markets. The Company's other sales totaled $3,372,000 in 1996, compared to $3,347,000 in 1995. The Company's sales growth slowed in late 1996 due in large part to lower than expected fourth quarter sales on the West Coast. Total fourth quarter sales volumes increased 17% compared to last year's fourth quarter. West Coast sales increased over 25% for the full year but decreased approximately 5% in the fourth quarter compared to the 1995 fourth quarter, including an 11% decline in Washington State volumes compared to the 1995 fourth quarter. Washington State is the Company's largest market. The competitive landscape has been affected by the continued increase in the number of craft beer companies and the number of different products they offer.

     Excise Taxes. Excise taxes increased to $3,732,000, or 10.5% of net sales in 1996, from $2,532,000, or 9.8% of net sales in 1995, reflecting increased sales volumes and the increased excise tax rate applicable to annual production in excess of 60,000 barrels.

     Cost of Sales. Cost of sales increased to $23,581,000 in 1996 from $16,970,000 in 1995, primarily due to the increase in sales volume. Cost of sales, as a percentage of net sales, increased to 66.1% in 1996 compared to 65.5% in 1995, primarily due to higher freight costs, substantially offset by increased capacity utilization and the resulting effect of spreading fixed and semivariable operating costs over a larger production base. The utilization rate of the breweries' maximum designed capacity was 61% and 49% in 1996 and 1995, respectively. The utilization rate dropped to 47% in the fourth quarter of 1996 due to the commissioning of the Portsmouth Brewery in late October. Shipping expense significantly increased in 1996 compared to 1995, reflecting increased shipments of beer to new, more distant markets. Cost of sales, as a percentage of sales, was negatively impacted in the quarter ended December 31, 1996 due to commencing production at the

Portsmouth Brewery and the resulting decrease in the Company's capacity utilization rate. That impact will be partially offset by lower freight costs on shipments to eastern markets beginning in 1997.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $7,853,000 in 1996 from $4,606,000 in 1995. The increase is primarily related to the Company's expansion into new markets. These expenses increased as a percentage of net sales to 22.0% in 1996 from 17.8% in 1995, primarily attributable to additional sales personnel in the new markets and related expenses, including promotional and marketing support.

     Other Income, Net. Other income, net, decreased to $615,000 in 1996 compared to $678,000 in the 1995 period. The decrease is due primarily to a decline in income from short-term investments as available funds were invested in the Portsmouth and Woodinville breweries.

     Income Taxes. The Company's effective income tax rate increased to 36.5% in 1996 from 36.0% in 1995. That increase is the result of the Company's expansion into new states and the corresponding increase in state income taxes.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     Sales. Sales increased by 75.4% to $28,426,000 in 1995 from $16,209,000 in
1994, primarily due to growth in existing markets and expansion into new markets. At December 31, 1995, the Company was selling beer in 29 states compared to 8 states at December 31, 1994. The sales increase reflects a 69.4% increase in sales volume to 158,700 barrels in 1995 from 93,700 barrels in 1994, and relatively stable sales prices in the Company's various markets. The Company's sales growth during most of 1994 was limited by the approximately 75,000-barrel annual production capacity of the Fremont Brewery, while the Company's sales in 1995 benefited from the added capacity of the Woodinville Brewery, which commenced production in September 1994. The Company's other sales totaled $3,347,000 in 1995, compared to $1,739,000 in 1994, substantially as a result of the opening of the Woodinville Brewery pub in September 1994. The rate of growth in 1995 was unusually high as compared to prior periods, and is not necessarily indicative of future results.

     Excise Taxes. Excise taxes increased to $2,532,000, or 9.8% of net sales in 1995, from $1,280,000, or 8.6% of net sales in 1994, reflecting increased sales volumes and the increased excise tax rate applicable to annual production in excess of 60,000 barrels.

     Cost of Sales. Cost of sales increased to $16,970,000 in 1995 from $8,868,000 in 1994, primarily due to the increase in sales volume. Cost of sales, as a percentage of net sales, increased to 65.5% in 1995 compared to 58.2% in 1994, primarily due to the additional fixed and semivariable operating costs relating to the Woodinville Brewery, including depreciation, increases in shipping expense, and costs relating to the Company's increase in other sales. The utilization rate of the breweries' maximum designed capacity was 49% and 59% in 1995 and 1994, respectively. Shipping expense increased significantly in 1995, reflecting increased shipments of beer to new, more distant markets. In addition, costs relating to the Company's other sales increased in 1995, primarily due to the costs associated with serving a relatively higher volume of food at the Woodinville Brewery pub that opened in the third quarter of 1994.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $4,606,000 in 1995 from $2,801,000 in 1994. The increase is primarily due to the Company's growth in existing and new markets, in addition to costs associated with managing and administering that growth. These expenses decreased as a percentage of net sales to 17.8% in 1995 from 18.8% in 1994, primarily attributable to additional sales personnel in the new markets and related expenses, including promotional and marketing support.

     Other Income, Net. Other income, net, increased to $678,000 in 1995 compared to $9,000 in the 1994 period. The net increase is due primarily to the income earned on the short-term investment of cash from the August 1995 sale of common stock.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had $1,162,000 and $24,676,600 of cash and cash equivalents at December 31, 1996 and December 31, 1995, respectively. At December 31, 1996, the Company had working capital of $850,000. The Company's long-term debt as a percentage of total capitalization (long-term debt, preferred stock and common stockholders' equity) was 7.5% and 2.5% as of December 31, 1996 and 1995, respectively.

     The Company requires capital principally for the construction and development of its technologically advanced production facilities. To date, the Company has financed its capital requirements through cash flow from operations, bank borrowings and the sale of common and preferred stock.

     Capital expenditures for 1996 totaled $33,094,000. The capital expenditures related primarily to additional fermentation equipment and the kegging and cold storage facility at the Woodinville Brewery, and costs associated with the construction of the new brewery in Portsmouth, New Hampshire. The construction of the Portsmouth Brewery began in late May 1995 and the facility commenced commercial operations in October 1996. The Portsmouth brewery's initial production capacity is 100,000 barrels on an annual basis, and its maximum designed production capacity is approximately 250,000 barrels per year. The Company is currently constructing a keg racking and cold storage facility at the Woodinville Brewery. This facility is expected to cost approximately $6 million and will be used to supplement the supply of Redhook draft beer in western states. Capital expenditures for 1997 are expected to total approximately $5 million.

     The Company has $10 million available under a secured bank facility (the "Secured Facility") through June 5, 1997 that may be converted to a five-year term loan with a 20-year amortization schedule. In addition, the Company has $10 million available under an unsecured revolving credit facility with the same bank through June 5, 1998. Interest accrues at a variable rate based on the Inter Bank Offered Rate ("IBOR"), plus 1.00% to 2.50%, depending on the Company's debt-to-tangible net worth ratio. The Company can fix the rate by selecting IBOR for one- to twelve-month periods as a base. As of December 31, 1996, there were $4,500,000 in borrowings outstanding under these bank facilities and the Company's one-month IBOR-based borrowing rate was approximately 6.625%.

     The Company expects to meet its future financing needs, including working capital and capital expenditure requirements, through cash on hand, operating cash flow and, to the extent required and available, bank borrowings and offerings of debt, convertible securities or equity securities.

     The Company has certain commitments, contingencies and uncertainties relating to its normal operations. Management believes that any such commitments, contingencies or uncertainties, including any environmental uncertainties, will not have a material adverse effect on the Company's financial position or results of operations.

CERTAIN CONSIDERATIONS: ISSUES AND UNCERTAINTIES

     The Company does not provide forecasts of future financial performance or sales volumes, although this Annual Report contains certain other forward-looking statements that involve risks and uncertainties. The Company may, in discussions of its future plans, objectives and expected performance in periodic reports filed by the Company with the Securities and Exchange Commission (or documents incorporated by reference therein) and in written and oral presentations made by the Company, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on assumptions which the Company believes are reasonable, but are by their nature inherently uncertain. In all cases, there can be no assurance that such assumptions will prove correct or that projected events will occur. Actual results could differ materially from those projected depending on a variety of factors, including, but not limited to, the issues discussed below, the successful execution of expansion and other plans and the availability of financing. While Company management is optimistic about the Company's long-term prospects, the following issues and uncertainties, among others, should be considered in evaluating its growth outlook and any forward-looking statements.

     Effect of Competition on Future Growth. The domestic market in which the Company's craft beers compete is highly competitive due to the continuing proliferation of small craft brewers, including contract brewers, the increase in the number of products offered by such brewers and the introduction of fuller-flavored products by major national brewers. The Company's revenue growth rate began to slow in late 1996, due primarily to slower than expected sales in our competitive West Coast markets. If the West Coast sales trends were to continue or growth in other markets were to slow, the Company's future growth rate could be materially adversely affected. The Company has historically operated with little or no backlog and, therefore, its ability to predict sales for future periods is limited.

     Sales Prices. Future prices the Company charges for its products may decrease from historical levels, depending on competitive factors in the Company's various markets. In certain markets, the Company has participated in price promotions with its wholesalers and their retail customers. The number of markets in which the Company participates in price promotions and the frequency of such promotions is expected to increase in the future.

     Variability of Gross Margin and Cost of Sales. The Company anticipates that its future gross margins will fluctuate and may decline as a result of many factors, including disproportionate depreciation and other fixed and semivariable operating costs, during periods when the Company's breweries are producing below maximum designed production capacity. The Company's high level of fixed and semivariable operating costs causes gross profit to be very sensitive to relatively small increases or decreases in sales volume. In addition, other factors that could affect cost of sales include changes in: shipping costs, availability and prices of raw materials and packaging materials, mix between draft and bottled product sales, and Federal or state excise taxes. Also, as sales volumes through the Distribution Alliance increase, the alliance fee, and other staging and administrative costs, will increase.

     Advertising and Promotional Costs. While the Company has historically done very limited advertising, market and competitive considerations could make an increase in such spending appropriate. In addition, market and competitive considerations could require an increase in other promotional costs associated with developing existing and new markets.

     Relationship with Anheuser-Busch, Incorporated. Most of the Company's future sales are expected to be through the Distribution Alliance with A-B. See "Part 1, Item 1 -- Business -- Product Distribution, and Relationship With Anheuser-Busch, Incorporated" for a further description of the relationship with A-B. If the Distribution Alliance were to be terminated, or if the relationship between A-B and the Company were to deteriorate, the Company's sales growth and profitability could be materially adversely affected. While the Company believes that the benefits of the Distribution Alliance, in particular increased sales volume, access to distributors and distribution efficiencies, offset related costs associated with the Alliance, there can be no assurance that these costs will not have a negative impact on the Company's profit margins in the future.

     Dependence on Third-Party Distributors. The Company relies heavily on third-party distributors for the sale of its products to retailers. The Company's most significant non-Alliance wholesaler, K&L Distributors, Inc., an A-B affiliated wholesaler in the Seattle area, accounted for approximately 18% of the Company's sales during 1996. Substantially all of the remaining sales volumes are now through the Distribution Alliance to A-B affiliated distributors, most of whom are independent wholesalers. The loss of K&L or the termination of the Distribution Alliance could have a material adverse impact on the Company's sales growth and profitability.

     Customer Acceptance, Consumer Trends and Public Attitudes. If consumers were unwilling to accept the Company's products or if the recent trends toward drinking craft beers were to change, it could adversely impact the Company's sales growth and profitability. The alcoholic beverage industry has become the subject of considerable societal and political attention in recent years due to increasing public concern over alcohol-related social problems, including drunk driving, underage drinking and health consequences from the misuse of alcohol. If beer consumption in general were to come into disfavor among domestic consumers, or if the domestic beer industry were subjected to significant additional governmental regulation, the Company's sales growth and profitability could be adversely affected.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REDHOOK ALE BREWERY, INCORPORATED

                         INDEX TO FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
AUDITED FINANCIAL STATEMENTS:

Report of Ernst & Young LLP, Independent Auditors.....................................    24

Balance Sheets as of December 31, 1996 and 1995.......................................    25

Statements of Income for the Years Ended December 31, 1996,
  1995 and 1994.......................................................................    26

Statements of Common Stockholders' Equity for the Years Ended December 31, 1996, 1995
  and 1994............................................................................    27

Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994.........    28

Notes to Financial Statements.........................................................    29

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
Redhook Ale Brewery, Incorporated

     We have audited the accompanying balance sheets of Redhook Ale Brewery, Incorporated as of December 31, 1996 and 1995, and the related statements of income, common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redhook Ale Brewery, Incorporated as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP
Seattle, Washington
February 4, 1997

                       REDHOOK ALE BREWERY, INCORPORATED

                                 BALANCE SHEETS

                                                                    DECEMBER 31,     DECEMBER 31,
                                                                        1996             1995
                                                                    ------------     ------------
                                           ASSETS
Current Assets:
  Cash and Cash Equivalents.......................................  $  1,162,352     $ 24,676,600
  Accounts Receivable.............................................     2,051,591        2,027,454
  Inventories.....................................................     2,229,376        1,340,444
  Income Taxes Receivable.........................................       427,075               --
  Other...........................................................     1,725,942          272,849
                                                                    ------------     ------------
     Total Current Assets.........................................     7,596,336       28,317,347
Fixed Assets, Net.................................................    86,357,559       57,799,694
Other Assets......................................................     1,170,144          521,395
                                                                    ------------     ------------
          Total Assets............................................  $ 95,124,039     $ 86,638,436
                                                                      ==========       ==========

                             LIABILITIES, REDEEMABLE PREFERRED STOCK
                                 AND COMMON STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable................................................  $  4,075,699     $  4,828,902
  Accrued Salaries, Wages and Payroll Taxes.......................     1,220,212          695,645
  Refundable Deposits.............................................       950,926          972,957
  Other Accrued Expenses..........................................       367,025          312,948
  Current Portion of Long-Term Debt...............................       132,554          121,659
                                                                    ------------     ------------
     Total Current Liabilities....................................     6,746,416        6,932,111
                                                                    ------------     ------------
Long-Term Debt, Net of Current Portion............................     6,190,764        1,825,339
                                                                    ------------     ------------
Deferred Income Taxes.............................................     3,582,692        2,389,588
                                                                    ------------     ------------
Other Liabilities.................................................        52,461           35,348
                                                                    ------------     ------------
Convertible Redeemable Preferred Stock............................    15,921,855       15,877,455
                                                                    ------------     ------------
Common Stockholders' Equity:
  Common Stock, Par Value $0.005 per Share, Authorized, 20,000,000
     Shares; Issued and Outstanding, 7,685,486 Shares in 1996 and
     7,683,596 Shares in 1995.....................................        38,428           38,417
  Additional Paid-In Capital......................................    56,652,764       56,642,663
  Retained Earnings...............................................     5,938,659        2,897,515
                                                                    ------------     ------------
     Total Common Stockholders' Equity............................    62,629,851       59,578,595
                                                                    ------------     ------------
          Total Liabilities, Redeemable Preferred Stock and Common
             Stockholders' Equity.................................  $ 95,124,039     $ 86,638,436
                                                                      ==========       ==========

                             See Accompanying Notes

                       REDHOOK ALE BREWERY, INCORPORATED

                              STATEMENTS OF INCOME

                                                                YEAR ENDED DECEMBER 31,
                                                      -------------------------------------------
                                                         1996            1995            1994
                                                      -----------     -----------     -----------

Sales...............................................  $39,410,119     $28,425,729     $16,209,072
Less Excise Taxes...................................    3,732,034       2,531,378       1,279,976
                                                      -----------     -----------     -----------
Net Sales...........................................   35,678,085      25,894,351      14,929,096
Cost of Sales.......................................   23,580,745      16,969,859       8,685,653
                                                      -----------     -----------     -----------
Gross Profit........................................   12,097,340       8,924,492       6,243,443
Selling, General and Administrative Expenses........    7,853,360       4,606,375       2,801,465
                                                      -----------     -----------     -----------
Operating Income....................................    4,243,980       4,318,117       3,441,978
Interest Expense....................................           --          23,814         130,105
Other Income, Net...................................      615,145         678,280           8,647
                                                      -----------     -----------     -----------
Income before Income Taxes..........................    4,859,125       4,972,583       3,320,520
Provision for Income Taxes..........................    1,773,581       1,790,130       1,195,606
                                                      -----------     -----------     -----------
Net Income..........................................  $ 3,085,544     $ 3,182,453     $ 2,124,914
                                                      ===========     ===========     ===========

Net Income per Share................................  $      0.34     $      0.44     $      0.40
                                                      ===========     ===========     ===========
Average Number of Common and Equivalent Shares
  Outstanding.......................................    9,137,943       7,298,612       5,279,752
                                                      ===========     ===========     ===========

                             See Accompanying Notes

                       REDHOOK ALE BREWERY, INCORPORATED

                   STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

                                           COMMON STOCK                                              TOTAL
                                       ---------------------     ADDITIONAL                         COMMON
                                                       PAR         PAID-IN        RETAINED       STOCKHOLDERS'
                                        SHARES        VALUE        CAPITAL        EARNINGS          EQUITY
                                       ---------     -------     -----------     -----------     -------------

Balance, December 31, 1993...........  3,068,320     $15,342     $ 2,302,822     $ 4,364,790      $ 6,682,954
  Sale of Common Stock...............    236,756       1,184       1,656,144              --        1,657,328
  Stock Options Exercised............    224,500       1,123         575,803              --          576,926
  Income Tax Benefit from Exercise of
     Stock Options...................         --          --         263,486              --          263,486
  Note Receivable for Stock
     Purchase........................         --          --        (333,000)             --         (333,000)
  Preferred Stock Accretion..........         --          --              --        (632,284)        (632,284)
  Dividend...........................         --          --      (3,352,716)     (5,718,638)      (9,071,354)
  Net Income.........................         --          --              --       2,124,914        2,124,914
                                       ---------      ------      ----------      ----------      -----------
Balance, December 31, 1994...........  3,529,576      17,649       1,112,539         138,782        1,268,970
  Sale of Common Stock, net..........  2,910,206      14,549      46,187,364              --       46,201,913
  Stock Options Exercised and Other,
     net.............................        957           5          12,780              --           12,785
  Preferred Stock Accretion..........         --          --              --        (423,720)        (423,720)
  Conversion of Series A Preferred to
     Common Stock....................  1,242,857       6,214       9,329,980              --        9,336,194
  Net Income.........................         --          --              --       3,182,453        3,182,453
                                       ---------      ------      ----------      ----------      -----------
Balance, December 31, 1995...........  7,683,596      38,417      56,642,663       2,897,515       59,578,595
  Stock Options Exercised and Other,
     net.............................      1,890          11          10,101              --           10,112
  Preferred Stock Accretion..........         --          --              --         (44,400)         (44,400)
  Net Income.........................         --          --              --       3,085,544        3,085,544
                                       ---------      ------      ----------      ----------      -----------
Balance, December 31, 1996...........  7,685,486     $38,428     $56,652,764     $ 5,938,659      $62,629,851
                                       =========      ======      ==========      ==========      ===========

                             See Accompanying Notes

                       REDHOOK ALE BREWERY, INCORPORATED

                            STATEMENTS OF CASH FLOWS

                                                             YEAR ENDED DECEMBER 31,
                                                 ------------------------------------------------
                                                     1996              1995              1994
                                                 ------------      ------------      ------------
OPERATING ACTIVITIES
Net Income...................................... $  3,085,544      $  3,182,453      $  2,124,914
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
     Depreciation and Amortization..............    2,042,780         1,324,239           762,455
     Deferred Income Tax Provision..............    1,193,104         1,027,771           521,768
     Changes in Operating Assets and
       Liabilities:
       Accounts Receivable......................      (24,137)         (881,236)         (215,637)
       Inventories..............................     (888,932)         (762,014)         (317,504)
       Income Taxes.............................     (427,075)          326,361          (200,687)
       Other Current Assets.....................     (295,765)         (202,641)         (108,232)
       Other Assets.............................     (586,053)         (345,111)           (6,243)
       Accounts Payable and Other Accrued
          Expenses..............................      655,633          (391,421)          947,247
       Accrued Salaries, Wages and Payroll
          Taxes.................................      524,567           240,980           223,375
       Refundable Deposits......................      (22,031)          457,251           183,273
                                                 ------------      ------------      ------------
Net Cash Provided by Operating Activities.......    5,257,635         3,976,632         3,914,729
                                                 ------------      ------------      ------------
INVESTING ACTIVITIES
Expenditures for Fixed Assets...................  (33,094,235)      (24,023,006)      (16,434,132)
Other...........................................      (70,365)            3,503           (11,873)
                                                 ------------      ------------      ------------
Net Cash Used in Investing Activities...........  (33,164,600)      (24,019,503)      (16,446,005)
                                                 ------------      ------------      ------------
FINANCING ACTIVITIES
Proceeds from Debt..............................   23,600,000        16,789,249        12,645,747
Repayments on Debt..............................  (19,223,680)      (18,751,683)      (10,911,365)
Proceeds from Sale of Preferred Stock...........           --                --        15,822,375
Proceeds from Sale of Common Stock..............           --        46,201,913         1,657,328
Dividend Paid...................................           --                --        (9,071,354)
Other...........................................       16,397             7,505           404,913
                                                 ------------      ------------      ------------
Net Cash Provided by Financing Activities.......    4,392,717        44,246,984        10,547,644
                                                 ------------      ------------      ------------
Increase (Decrease) in Cash and Cash
  Equivalents...................................  (23,514,248)       24,204,113        (1,983,632)
Cash and Cash Equivalents:
  Beginning of Year.............................   24,676,600           472,487         2,456,119
                                                 ------------      ------------      ------------
  End of Year................................... $  1,162,352      $ 24,676,600      $    472,487
                                                 ============      ============      ============

                             See Accompanying Notes

                       REDHOOK ALE BREWERY, INCORPORATED

                         NOTES TO FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     Redhook Ale Brewery, Incorporated (the "Company") was incorporated on May 4, 1981 for the purpose of brewing, marketing and selling craft beers. Its operations consist of a brewery and distribution facility in the Fremont area of Seattle, Washington; a brewery in the Seattle suburb of Woodinville, Washington; and, a brewery in Portsmouth, New Hampshire. As of December 31, 1996, the Company's products were distributed in 47 states.

     In 1994, the Company signed an agreement (the "Distribution Alliance" or the "Alliance") with Anheuser-Busch, Incorporated ("A-B"), pursuant to which the Company utilizes A-B's national distribution network as the Company expands the markets in which it sells Redhook products. In addition, A-B purchased 1,289,872 shares of Series B convertible redeemable preferred stock (the "Series B Preferred Stock") and 236,756 newly issued shares of common stock in connection with the Distribution Alliance. As of December 31, 1996, A-B owned 25% of the Company's voting stock, which is the maximum percentage currently allowed under the agreements with the Company.

     Cash and Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short-term maturity of these instruments.

     Inventories

     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

     Fixed Assets

     Fixed assets are stated at cost. Significant additions and improvements are capitalized. Maintenance and repairs are expensed as incurred. Upon disposition of fixed assets, any gains or losses are reflected in the statement of income. The Company provides for depreciation and amortization using the straight-line method to recognize the costs over the following estimated useful lives:

            Buildings..................................  31 - 40 years
            Brewery equipment..........................  20 - 25 years
            Leasehold improvements.....................  Lesser of lease term or useful life
            Furniture, fixtures and other equipment....  2 - 10 years
            Delivery vehicles..........................  5 years

     Earnings per Share

     Earnings per share is based on the weighted average number of common and common equivalent shares outstanding during the respective years. The calculation of average common equivalent shares outstanding includes the effect of all outstanding convertible redeemable preferred stock and outstanding stock options. Because all of the Company's outstanding preferred shares are common equivalent shares, for purposes of calculating earnings per share, the accretion related to the preferred stock carrying value is not deducted from net income in the calculation of earnings per share. Pursuant to the rules of the Securities and Exchange Commission, common and common equivalent shares issued during the twelve months immediately preceding the July 1995 filing of the Company's registration statement on Form S-1 related to the initial public offering (the "Offering") of its common stock have been included in the calculation of the average common and common equivalent shares outstanding for all periods presented that were prior to the Offering. The

                       REDHOOK ALE BREWERY, INCORPORATED
calculation uses the treasury stock method in determining the resulting incremental average equivalent shares outstanding.

     Income Taxes

     The Company accounts for income taxes under the liability method, whereby deferred taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. These deferred tax assets and liabilities are measured under the provisions of the currently enacted tax laws.

     Note Receivable for Stock Purchase

     The Company's President had an interest-bearing loan for $333,000 outstanding at December 31, 1996 and 1995 related to the exercise of stock options. The loan is secured by Company stock held by the officer and is included as a reduction in common stockholders' equity. The note, including interest accruing at 6% per year, is due no later than September 30, 2001.

     Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

     Reclassifications

     Certain reclassifications have been made to the prior years' financial statements to conform to the current-year presentation.

     Impact of Recently Issued Accounting Standards

     In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123"). Statement 123, which is required for fiscal years beginning after December 15, 1995, establishes accounting and reporting standards for stock-based employee compensation plans, including: stock purchase plans, stock options, and stock appreciation rights. Statement 123 defines a fair value-based method of accounting for these equity instruments. This method measures compensation cost based on the value of the award and recognizes that cost over the service period. Upon adoption of Statement 123, companies may elect to continue accounting for these types of equity instruments under APB Opinion No. 25, Accounting for Stock Issued to Employees ("Opinion 25"). Companies which elect to continue using the rules of Opinion 25 for accounting purposes must make pro forma disclosures of net income and earnings per share as if Statement 123 had been applied for accounting purposes. The Company has elected to continue accounting for stock-based compensation in accordance with Opinion 25 and has included the pro forma disclosures required by Statement 123 in Note 7 of these Notes to Financial Statements.

                       REDHOOK ALE BREWERY, INCORPORATED

2. INVENTORIES

   Inventories consist of the following:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1996           1995
                                                              ----------     ----------
        Finished goods......................................  $1,264,480     $  786,580
        Raw materials.......................................     282,603        121,651
        Promotional merchandise.............................     511,089        222,160
        Packaging materials.................................     171,204        210,053
                                                              ----------     ----------
                                                              $2,229,376     $1,340,444
                                                              ==========     ==========

     Finished goods include beer held in fermentation prior to the filtration and packaging process.

3. OTHER CURRENT ASSETS

   Other current assets consist of the following:

                                                                    DECEMBER 31,
                                                               -----------------------
                                                                  1996          1995
                                                               ----------     --------
        Insurance receivable, construction claim.............  $1,157,328     $     --
        Prepaid expenses.....................................     374,478      166,913
        Other................................................     194,136      105,936
                                                               ----------     --------
                                                               $1,725,942     $272,849
                                                               ==========     ========

4. FIXED ASSETS

   Fixed assets consist of the following:

                                                                   DECEMBER 31,
                                                            ---------------------------
                                                               1996            1995
                                                            -----------     -----------
        Land and improvements.............................  $ 5,163,835     $ 4,280,609
        Buildings.........................................   28,994,115      13,723,265
        Brewery equipment.................................   47,683,654      24,422,474
        Furniture, fixtures and other equipment...........    2,756,420       1,005,355
        Leasehold improvements............................      480,161         447,748
        Delivery vehicles.................................      136,478          84,835
        Construction in progress..........................    7,105,985      10,933,729
        Deposits on brewery equipment.....................           --       6,846,770
                                                            -----------     -----------
                                                             92,320,648      61,744,785
        Less accumulated depreciation and amortization....    5,963,089       3,945,091
                                                            -----------     -----------
                                                            $86,357,559     $57,799,694
                                                            ===========     ===========

     Construction in progress at December 31, 1996 related primarily to the kegging and cold storage facility at the Woodinville Brewery and certain Portsmouth Brewery costs. Deposits on equipment at December 31, 1995 related primarily to advances on brewing, bottling and kegging equipment for the Portsmouth Brewery.

                       REDHOOK ALE BREWERY, INCORPORATED

 5. DEBT

     Long-term debt consists of the following:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1996           1995
                                                              ----------     ----------
        Note payable to bank, currently payable monthly at
          $20,880, including interest at 6.6%, maturing in
          2006..............................................  $1,823,318     $1,946,998
        Bank facility, interest at 6.625%...................   4,500,000             --
                                                              ----------     ----------
        Total long-term debt................................   6,323,318      1,946,998
        Current portion.....................................     132,554        121,659
                                                              ----------     ----------
                                                              $6,190,764     $1,825,339
                                                              ==========     ==========

     Annual principal payments required on long-term debt during the next five years are as follows:

                1997.............................................  $  132,554
                1998.............................................   4,641,759
                1999.............................................     151,541
                2000.............................................     161,734
                2001.............................................     173,159
                Thereafter.......................................   1,062,571
                                                                   ----------
                                                                   $6,323,318
                                                                   ==========

     The Company has $10 million available under a secured bank facility (the "Secured Facility") through June 5, 1997 that may be converted to a five-year term loan with a 20-year amortization schedule. In addition, the Company has $10 million available under an unsecured revolving credit facility with the same bank through June 5, 1998. Interest accrues at a variable rate based on the Inter Bank Offered Rate ("IBOR") plus 1.00% to 2.50%, depending on the Company's debt-to-tangible net worth ratio. The Company can fix the rate by selecting IBOR for one- to twelve-month periods as a base. As of December 31, 1996, $4,500,000 in borrowings was outstanding under the unsecured bank facility and the Company's one-month IBOR-based borrowing rate was approximately 6.625%.

     The note payable to the bank and the Secured Facility are secured by all of the Company's Washington State brewing equipment, inventories and accounts receivable.

     The Company made interest payments totaling $289,633, $444,464 and $335,954 for the years ended December 31, 1996, 1995 and 1994, respectively. Interest capitalized as a part of construction costs for the years ended December 31, 1996, 1995 and 1994 totaled $291,105, $402,093 and $224,407, respectively.
Included in other assets are capitalized loan fees with a net unamortized balance of $53,673 and $39,259 at December 31, 1996 and 1995, respectively.

                       REDHOOK ALE BREWERY, INCORPORATED

 6. CONVERTIBLE REDEEMABLE PREFERRED STOCK

     Convertible redeemable preferred stock outstanding is as follows:

                                                                   DECEMBER 31,
                                                            ---------------------------
                                                               1996            1995
                                                            -----------     -----------
        Series B, par value $0.005 per share, issued and
          outstanding 1,289,872 shares; net of $445,713 in
          offering costs, plus accretion to redemption
          value...........................................  $15,921,855     $15,877,455
                                                            ===========     ===========

     There are 5,000,000 shares of preferred stock authorized. During 1993, the Board of Directors designated 1,242,857 preferred shares as Series A Preferred Stock. In August 1993, the Company sold all such designated shares of Series A Preferred Stock to existing common shareholders, institutional investors and other qualified or accredited investors for approximately $8.7 million, or $7.00 per share. All shares of Series A Preferred Stock were automatically converted to an equal number of common shares upon the closing of the Company's initial public offering in August 1995.

     During 1994, the Board of Directors designated 1,289,872 preferred shares as Series B Preferred Stock. In November 1994, the Company sold all shares of Series B Preferred Stock to A-B for approximately $16.3 million, or $12.61 per share. A-B's ownership percentage of the Company is limited to 25% of the outstanding Common Stock, assuming the conversion of all outstanding Preferred Stock. That percentage limitation increases to 30% for the period November 1999 through November 2001.

     Each share of Series B Preferred Stock is entitled to as many votes as the number of shares of common stock into which it is convertible. The conversion rate is one share of common stock for each share of preferred stock, subject to antidilution adjustment under certain circumstances. The Series B Preferred Stock is convertible to common stock at any time by its holder and is subject to automatic conversion under certain circumstances on December 31, 2004 or December 31, 2014.

     Under the terms of the Series B Preferred Stock purchase agreement, the Company is required to meet various affirmative and negative covenants. These covenants limit the Company's ability to declare dividends on, or purchase, any of its capital stock without prior approval. The holders of Series B Preferred Stock and converted Series A Preferred Stock also are entitled to certain contractual registration rights.

     Holders of Series B Preferred Stock generally are entitled to receive dividends at a rate equal to any dividends declared on common stock, when and if dividends are declared by the Company's Board of Directors. In addition, under certain circumstances relating to the termination of the Distribution Alliance by A-B, the Series B Preferred Stock would prospectively accumulate preferential dividends until stock redemption at a fixed annual rate based on the ten-year U.S. Treasury rate, plus 2.75%. Holders of Series B Preferred Stock also have mandatory redemption rights and liquidation preferences equal to $12.61 per share, plus any accumulated and unpaid dividends. The Company is required to redeem all shares of outstanding Series B Preferred Stock on December 31, 2004, or on December 31, 2014, under certain other conditions relating to a termination of the Distribution Alliance by A-B.

     The difference between the issuance price, net of offering costs, of the convertible redeemable preferred stock and the redemption value is accreted periodically through the redemption date by a charge to retained earnings.

                       REDHOOK ALE BREWERY, INCORPORATED

 7. COMMON STOCKHOLDERS' EQUITY

     Sale of Common Stock

     In August 1995, the Company completed the sale of 2,193,492 shares of common stock through an initial public offering and 716,714 common shares in a concurrent private placement to A-B (collectively, the "Offerings") at a price of $17.00 per share. The net proceeds of the Offerings totaled approximately $46 million. All of the 1,242,857 shares of Series A convertible preferred stock automatically converted to an equal number of common shares upon closing of the Offerings.

     Stock Option Plans

     In 1993, the Company's shareholders approved the 1992 Stock Incentive Plan (the "Plan") and the Directors Stock Option Plan (the "Directors Plan"). Under the Plan, as amended in May 1996, the approval provides for 1,270,000 shares of common stock for options. The approval, as amended in May 1996, also provided for 170,000 shares of common stock for options under the Directors Plan. Employee options generally vest over a five-year period and director options vest over a six-month period. Vested options are generally exercisable for ten years from the date of grant.

     In September 1990, the Company reserved 120,000 shares of common stock for its 1990 Incentive Stock Option Plan. Options for 120,000 shares were granted at that time with an exercise price equal to the estimated fair market value. The exercise price increased from the original price by 5% per year until full vesting occurred. These options generally vested over five years and are exercisable for ten years from the date of grant.

     Under the terms of the Company's incentive stock option plans, employees and directors may be granted options to purchase the Company's common stock at no less than 100% of the market price on the date the option is granted. At December 31, 1996, 1995 and 1994, a total of 1,279,504, 726,744 and 495,500 shares, respectively, were reserved for future issuance under the plans.

     The Company applies Opinion 25 in accounting for its stock option plans. Accordingly, because the grant price equals the market price on the date of grant, no compensation expense is recognized for stock options issued. Had compensation cost for the Company's stock options been recognized based upon the estimated fair value on the grant date under the methodology prescribed by Statement 123, the Company's net income and earnings per share for the year ended December 31, 1996 would have been impacted as indicated in the following table. Pursuant to the provisions of Statement 123, the pro forma results shown below only reflect the impact of options granted in 1995 and 1996. Since option vesting occurs over five years, the pro forma impact is expected to increase for the next 3 - 5 years and then remain relatively constant thereafter, absent significant changes to valuation assumptions or option grant patterns.

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                                 1996           1995
                                                              ----------     ----------
        Reported net income.................................  $3,085,544     $3,182,453
        Pro forma net income................................   2,609,350      3,064,581

        Reported earnings per share.........................  $     0.34     $     0.44
        Pro forma earnings per share........................        0.29           0.42

                       REDHOOK ALE BREWERY, INCORPORATED

     The fair value of options granted (which is amortized to expense over the option vesting period in determining the proforma impact) is estimated on the date of grant using Black-Scholes option-pricing model with the following weighted average assumptions:

                                                               1996          1995
                                                               -----     -------------
        Expected life of option...........................    5 yrs.            5 yrs.
        Risk-free interest rate...........................     6.42%     5.63 to 6.88%
        Expected volatility of the Company's stock........     50.0%             50.0%
        Expected dividend yield on the Company's stock....      0.0%              0.0%

     The weighted average estimated fair value of options granted during the years ended December 31, 1996 and 1995 is as follows:

                                                              1996              1995
                                                            --------         ----------
        Total number of options granted...................    68,000            227,700
        Estimated fair value of each option granted.......  $  10.72         $    10.26
        Total estimated fair value of all options
          granted.........................................  $728,960         $2,336,202

     In accordance with Statement 123, the weighted average estimated fair value of stock options granted is required to be based on a theoretical statistical model using the preceding Black-Scholes assumptions. In actuality, because Company stock options do not trade on a secondary exchange, employees can receive no value nor derive any benefit from holding stock options under these plans without an increase, above the grant price, in the market price of the Company's stock. Such an increase in stock price would benefit all stockholders commensurately.

     Presented below is a summary of stock option plans' activity for the years shown:

                                                SHARES
                                                  OF
                                                COMMON
                                                STOCK       WEIGHTED       OPTIONS       WEIGHTED
                                                UNDER       AVERAGE      EXERCISABLE     AVERAGE
                                                 THE        EXERCISE         AT          EXERCISE
                                                 PLAN        PRICE       END OF YEAR      PRICE
                                               --------     --------     -----------     --------
    Balance at December 31, 1993.............   424,000
      Granted................................   124,500      $12.06
      Exercised..............................  (224,500)       2.57
      Canceled...............................    (3,900)       3.77
                                               --------                    -------

    Balance at December 31, 1994.............   320,100                     87,799        $ 6.53
      Granted................................   227,700       20.11
      Exercised..............................      (957)      12.02
      Canceled...............................    (2,721)      11.37
                                               --------                    -------

    Balance at December 31, 1995.............   544,122                    165,422          8.55
      Granted................................    68,000       22.75
      Exercised..............................    (1,890)       8.48
      Canceled...............................   (20,760)      20.13
                                               --------                    -------

    Balance at December 31, 1996.............   589,472                    291,312         11.84
                                               ========                    =======

                       REDHOOK ALE BREWERY, INCORPORATED

     The following table summarizes information for options currently outstanding and exercisable at December 31, 1996:

                               OPTIONS OUTSTANDING
                     ----------------------------------------       OPTIONS EXERCISABLE
                                      WEIGHTED                    ------------------------
                                       AVERAGE       WEIGHTED                     WEIGHTED
                                      REMAINING      AVERAGE                      AVERAGE
RANGE OF EXERCISE      NUMBER        CONTRACTUAL     EXERCISE       NUMBER        EXERCISE
     PRICES          OUTSTANDING     LIFE (YRS.)      PRICE       EXERCISABLE      PRICE
-----------------    -----------     -----------     --------     -----------     --------
$ 1.65 to $ 3.33        72,800           5.04         $ 2.94         63,040        $ 2.87
  7.00 to  11.50       132,600           6.94           9.78         78,380          9.23
 12.61 to  17.00       199,192           7.65          13.15         99,952         13.37
 22.75 to  25.50       184,880           4.77          24.68         49,940         24.18
                       -------                                      -------
  1.65 to  25.50       589,472           6.27          14.75        291,312         11.84
                       =======                                      =======

  Dividends

     The Company declared and paid an extraordinary dividend in December 1994 of $2.00 per share on its Series A Preferred Stock and common stock, excluding the 236,756 shares of common stock held by A-B.

  Shareholder Rights Agreement

     In September 1995, the Company's Board of Directors adopted a shareholder rights agreement (the "Rights Agreement"). Pursuant to the Rights Agreement, holders of common stock have certain rights to purchase common stock that are exercisable only in certain circumstances (the "Rights"). The Rights trade together with the common stock until the Distribution Date. The "Distribution Date" shall occur on the earlier of: (i) ten days following the date that the Company learns that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired beneficial ownership of 20% or more of the outstanding common stock and (ii) such date as may be designated by the Company's Board following the commencement of, or announcement of an intention to make, a tender or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 20% or more of such outstanding common stock. Each Right will not be exercisable until the Distribution Date. If any person becomes an Acquiring Person, the Rights will entitle each holder of a Right (other than those held by an Acquiring Person (or any affiliate or associate of any Acquiring Person)) to purchase, for $120 per Right (the "Purchase Price"), that number of shares of common stock which at the time of the transaction would have a market value of twice the Purchase Price. The Rights Agreement provides certain exceptions for beneficial ownership by A-B for up to 30% of the Company's common stock. The Rights, which are not currently exercisable, expire on September 22, 2005, but may be redeemed at any time by the Company for $0.001 per Right.

                       REDHOOK ALE BREWERY, INCORPORATED

 8. INCOME TAXES

     The components of income tax expense are as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------
                                                    1996           1995           1994
                                                 ----------     ----------     ----------
        Current................................  $  580,477     $  762,359     $  673,838
        Deferred...............................   1,193,104      1,027,771        521,768
                                                 ----------     ----------     ----------
                                                 $1,773,581     $1,790,130     $1,195,606
                                                 ==========     ==========     ==========

     The Company's effective income tax rate was 36.5%, 36.0% and 36.0% for the years ended December 31, 1996, 1995 and 1994, respectively. The rate exceeded the 34% federal statutory rate due primarily to the effect of state income taxes.

     Deferred income taxes reflect the net tax effects of temporary differences between the bases of assets and liabilities for financial reporting purposes and the bases used for income tax return purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1996           1995
                                                              ----------     ----------
        Deferred tax liabilities:
          Tax-over-book depreciation........................  $4,166,502     $2,595,392
          Other.............................................     520,957        156,003
                                                              ----------     ----------
                                                               4,687,459      2,751,395
        Deferred tax assets.................................   1,104,767        361,807
                                                              ----------     ----------
        Net deferred tax liability..........................  $3,582,692     $2,389,588
                                                              ==========     ==========

     The Company paid alternative minimum tax in 1996 and 1995, resulting in a tax credit carryforward of $758,000 at December 31, 1996, which will be utilized to offset regular tax liabilities in future years. The alternative minimum tax credit carryforward has no expiration date and is the primary component of the Company's deferred tax asset presented above.

     The Company made income tax payments (net of refunds) of $984,000, $392,000 and $621,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

 9. COMMITMENTS AND CONTINGENCIES

     The Company leases its Fremont brewery and office premises under operating leases. Terms of the brewery premises lease include annual rental payment adjustments to reflect changes in the Consumer Price Index. The initial lease period runs through October 1997. The Company has an option to extend the lease for two additional five-year periods and to purchase the building in accordance with the purchase option at the end of the initial lease term and at the end of each option period. The office premises lease runs through May 2001, and the monthly rental rate escalates 8% in February 1999.

     In May 1995, the Company entered into an agreement to lease the land on which the New Hampshire brewery was constructed. The initial lease period runs through April 2047 and may be extended at the Company's option for two additional seven-year terms. The sublease also provides the Company with the first right of refusal to purchase the premises should the sublessor receive an offer to sell the property to a third party. The monthly rent commenced upon the completion of the facility, and can escalate up to 5% at the end of every five-year period.

                       REDHOOK ALE BREWERY, INCORPORATED

     Rent expense for the years ended December 31, 1996, 1995 and 1996 totaled $532,000, $451,000 and $245,000, respectively.

     Minimum aggregate future lease payments under noncancelable operating leases as of December 31, 1996 are as follows:

                1997............................................  $   669,960
                1998............................................      453,380
                1999............................................      464,020
                2000............................................      464,987
                2001............................................      379,284
                Thereafter......................................   14,432,341
                                                                  -----------
                                                                  $16,863,972
                                                                  ===========

     The Company also periodically enters into commitments to purchase certain raw materials in the normal course of business.

10. EMPLOYEE BENEFIT PLAN

     The Company maintains a 401(k) savings plan for employees age 21 years or older with at least one year of service. The maximum employee contribution is 15% of the participant's compensation. The Company matches 100% of each dollar contributed by a participant, with a maximum matching contribution of 4% of a participant's compensation. The Company's contributions to the plan vest at varying rates up to five years depending upon the employee's years of service and totaled $142,147, $86,891 and $57,935 in 1996, 1995 and 1994, respectively.

11. FINANCIAL INSTRUMENTS, MAJOR CUSTOMERS AND RELATED-PARTY TRANSACTIONS

     Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables and interest-bearing deposits. The Company's interest-bearing deposits are placed with major financial institutions. Wholesale distributors account for substantially all accounts receivable; therefore, this concentration risk is limited due to the number of distributors, their geographic dispersion, and state laws regulating the financial affairs of distributors of alcoholic beverages. The Company's two largest non-Alliance distributors collectively represented 22%, 32% and 43% of total sales in 1996, 1995 and 1994, respectively. The sales to A-B through the Distribution Alliance represented 59% and 28% of total sales, or $23,417,000 and $7,950,000 (net of an approximate 2% alliance fee), in 1996 and 1995, respectively. Additional fees incurred by the Company for administrative and handling charges totaled $146,000 and $92,000 in 1996 and 1995, respectively. The Company purchased certain raw materials through A-B totaling $1,728,000 in 1996. Net amounts due from A-B were $502,000 and $312,000 as of December 31, 1996 and 1995, respectively.

                       REDHOOK ALE BREWERY, INCORPORATED

12. INTERIM FINANCIAL DATA (UNAUDITED)

                                                  1996 QUARTER ENDED                           1995 QUARTER ENDED
                                       -----------------------------------------    -----------------------------------------
                                       DEC. 31    SEPT. 30    JUNE 30    MAR. 31    DEC. 31    SEPT. 30    JUNE 30    MAR. 31
                                       -------    --------    -------    -------    -------    --------    -------    -------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Sales................................ $10,159     $10,394    $10,302     $8,555     $8,753      $7,389     $6,677     $5,607
Less Excise Taxes....................     943         963        992        834        788         633        594        517
                                       -------    -------     -------    ------     ------      ------     ------     ------
Net Sales............................   9,216       9,431      9,310      7,721      7,965       6,756      6,083      5,090
Cost of Sales........................   6,683       6,045      5,798      5,055      5,200       4,416      3,878      3,476
                                       -------    -------     -------    ------     ------      ------     ------     ------
Gross Profit.........................   2,533       3,386      3,512      2,666      2,765       2,340      2,205      1,614
Selling, General and
  Administrative Expenses............   2,342       2,117      1,862      1,532      1,452       1,180      1,082        892
                                       -------    -------     -------    ------     ------      ------     ------     ------
Operating Income.....................     191       1,269      1,650      1,134      1,313       1,160      1,123        722
Interest Expense and
  Other Income, Net..................      41         128        189        257        431         198         13         12
                                       -------    -------     -------    ------     ------      ------     ------     ------
Income Before Taxes..................     232       1,397      1,839      1,391      1,744       1,358      1,136        734
Provision for Income Taxes...........      85         510        671        507        627         489        409        265
                                       -------    -------     -------    ------     ------      ------     ------     ------
Net Income...........................  $  147     $   887     $1,168     $  884     $1,117      $  869     $  727     $  469
                                       =======    =======     =======    ======     ======      ======     ======     ======
Net Income per Share.................  $ 0.02     $  0.10     $ 0.13     $ 0.10     $ 0.12      $ 0.12     $ 0.12     $ 0.08
                                       =======    =======     =======    ======     ======      ======     ======     ======
Average Common and Equivalent
  Shares Outstanding.................   9,073       9,142      9,158      9,207      9,257       7,520      6,189      6,189
Barrels Shipped......................    58.1        57.6       59.3       49.7       49.5        40.3       37.1       31.8

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the Company's directors and executive officers is incorporated by reference from the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders (the "1997 Proxy Statement") under the captions "Board of Directors" or "Executive Compensation."

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated by reference from the 1997 Proxy Statement caption "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management is incorporated by reference from the 1997 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is incorporated by reference from the 1997 Proxy Statement under the caption "Certain Transactions."

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

     The following documents are filed as part of this report:

  1. Financial Statements and Financial Statement Schedules. See Index to
     Financial Statements at Item 8 on page 23 of this report. All other financial statement schedules are omitted because they were not required or the required information is included in the Financial Statements or Notes thereto.
  2. Exhibit Index is included in the Form 10-K filed with Securities and Exchange Commission.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 13, 1997.

                                          REDHOOK ALE BREWERY, INCORPORATED

                                          By  /s/ BRADLEY A. BERG
                                            ------------------------------------
                                            Bradley A. Berg
                                            Executive Vice President and
                                            Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                TITLE                    DATE
-----------------------------------------------  ---------------------------    ---------------

/s/ PAUL S. SHIPMAN                              President, Chief Executive     March 13, 1997
-----------------------------------------------  Officer and Chairman of the
Paul S. Shipman                                  Board (Principal Executive
                                                 Officer)

/s/ BRADLEY A. BERG                              Executive Vice President       March 13, 1997
-----------------------------------------------  and Chief Financial Officer
Bradley A. Berg                                  (Principal Financial
                                                 Officer)
/s/ DAVID H. KIRSKE                              Controller and Treasurer       March 13, 1997
-----------------------------------------------  (Principal Accounting
David H. Kirske                                  Officer

/s/ GORDON A. BOWKER                             Director                       March 13, 1997
-----------------------------------------------
Gordon A. Bowker

/s/ JOHN T. CARLETON                             Director                       March 13, 1997
-----------------------------------------------
John T. Carleton

/s/ FRANK H. CLEMENT                             Director                       March 13, 1997
-----------------------------------------------
Frank H. Clement

/s/ DAVID R. ENGLISH                             Director                       March 13, 1997
-----------------------------------------------
David R. English

/s/ JERRY D. JONES                               Director                       March 13, 1997
-----------------------------------------------
Jerry D. Jones

/s/ BRUCE M. SANDISON                            Director                       March 13, 1997
-----------------------------------------------
Bruce M. Sandison

/s/ WALTER F. WALKER                             Director                       March 13, 1997
-----------------------------------------------
Walter F. Walker

/s/ DENNIS P. WESTON                             Director                       March 13, 1997
-----------------------------------------------
Dennis P. Weston

                       REDHOOK ALE BREWERY, INCORPORATED

                              REPORT OF MANAGEMENT

To the Stockholders and Directors of
Redhook Ale Brewery, Incorporated:

     The accompanying financial statements have been prepared by management in conformity with generally accepted accounting principles. The fairness and integrity of these financial statements, including any judgments, estimates and selection of appropriate generally accepted accounting principles, are the responsibility of management, as is all other information presented in this Annual Report.

     In the opinion of management, the financial statements are fairly stated, and, to that end, the Company maintains a system of internal control which: provides reasonable assurance that transactions are recorded properly for the preparation of financial statements; safeguards assets against loss or unauthorized use; maintains accountability for assets; and requires proper authorization and accounting for all transactions. Management is responsible for the effectiveness of internal control. This is accomplished through established accounting and other control systems, policies and procedures, employee selection and training, appropriate delegation of authority and segregation of responsibilities.

     Our independent auditors provide an objective independent review by their audit of the Company's financial statements. Their audit is conducted in accordance with generally accepted auditing standards and includes a review of internal accounting control to the extent deemed necessary for the purposes of their audit.

     The Audit Committee of the Board of Directors is composed entirely of Directors who are not employees of the Company. They meet regularly with the independent auditors and management to review the work of each and to ensure that each is properly discharging its financial reporting and internal control responsibilities. To ensure complete independence, the independent auditors have full and free access to the Audit Committee to discuss the results of their audits, the adequacy of internal auditing controls and the quality of financial reporting.

March 13, 1997

                                               /s/ BRADLEY A. BERG
                                               Bradley A. Berg
                                               Executive Vice President and
                                               Chief Financial Officer

                                               /s/ DAVID H. KIRSKE
                                               David H. Kirske

                                               Controller and Treasurer
                                               Principal Accounting Officer

                                 EXHIBIT INDEX

    (1)  3.1   Articles of Amendment to and Second Restatement of Articles of Incorporation of
               Registrant dated November 15, 1994; Articles of Amendment, dated November 15,
               1994; and Articles of Amendment, dated June 15, 1995

    (1)  3.2   Amended and Restated Bylaws of Registrant, dated April 2, 1991; Amendment to the Bylaws of Registrant, dated August 9, 1993; Amendments to Bylaws of
               Registrant, dated October 11, 1994
    (1) 10.1   Securities Purchase Agreement dated as of July 21, 1993, between the Registrant and GE Capital Redhook Investment Corp.
    (1) 10.2   Securities Purchase Agreement dated as of July 21, 1993, among Registrant and certain investors
    (1) 10.3   Amendment No. 2 dated as of October 18, 1994, to Securities Purchase Agreement
               dated as of July 21, 1993 (see Exhibits 10.1 and 10.2)
    (1) 10.4   Investment Agreement dated as of October 18, 1994, between the Registrant and
               Anheuser-Busch, Incorporated
    (1) 10.5   Registrant Rights Agreement dated as of August 9, 1993, between the Registrant and Purchasers (as defined therein)
    (1) 10.6   Amendment No. 1 dated as of October 18, 1994, to Registration Rights Agreement
               dated as of August 9, 1993
    (1) 10.7   Registration Rights Agreement dated as of October 18, 1994, between Registrant and Anheuser-Busch, Incorporated
    (1) 10.8   Employment Agreement between Registrant and Paul Shipman, dated October 18,
               1994
    (1) 10.9   Multi-tenant lease between the Quadrant Corporation and Registrant, dated June
               1, 1987, as amended, November 5, 1987, February 1, 1988, March 29, 1988, June
               27, 1988, October 27, 1988, June 18, 1991, October 1, 1991, December 22, 1992
               and March 31, 1993
    (1) 10.10  Lease Agreement between Lake Union Center Phase One Limited Partnership and
               Registrant, dated December 15, 1994
    (1) 10.11  Sublease between Pease Development Authority as Sublessor and Registrant as
               Sublessee, dated May 30, 1995
    (1) 10.12  Agreement between Owner (Registrant) and Construction Manager (Seattle
               Construction Services, Inc.) for Phase 1 of the New Brewery; Woodville,
               Washington, dated May 1, 1993
    (1) 10.13  Agreement Between Owner (Registrant) and Construction Manager (Seattle
               Construction Services, Inc.) for Redhook's New Hampshire Brewery Facility,
               dated September 14, 1994
    (1) 10.14  Amended and Restated Registrant's Directors Stock Option Plan
    (1) 10.15  Registrant's Incentive Stock Option Plan, dated September 12, 1990
    (1) 10.16  1992 Stock Incentive Plan, approved October 20, 1992, as amended, October 11,
               1994 and May 25, 1995
    (1) 10.17  New York Life Insurance Policy No. 44 939 338 for Paul Shipman, dated July 1,
               1993
    (1) 10.18  Amended and Restated Credit Agreement between U.S. Bank of Washington, National
               Association and Registrant, dated June 5, 1995
    (1) 10.19  Loan Agreement between the City of Seattle Industrial Development Corporation
               and Registrant, dated November 1, 1991
    (1) 10.20  Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture
               Filing, dated November 1, 1991, as amended, June 5, 1995

 (1)(5) 10.21  Master Distributor Agreement between Registrant and Anheuser-Busch,
               Incorporated, dated October 18, 1994
    (1) 10.22  Amendment No. 3 dated as of July 27, 1995, to Securities Purchase Agreement dated as of July 21, 1993 (see Exhibits 10.1 and 10.2)
    (1) 10.23  Amendment dated as of July 25, 1995, between the Registrant and GE Capital
               Redhook Investment Corp.
    (1) 10.24  Assignment of Sublease and Assumption Agreement dated as of July 1, 1995, between Registrant and Redhook of New Hampshire, Inc. (see Exhibit 10.11)
    (1) 10.25  Letter Agreement dated as of July 31, 1995, between Registrant and
               Anheuser-Busch, Incorporated
    (2) 10.26  Employment Agreement between Registrant and Bradley A. Berg, dated January 8,
               1996
    (2) 10.27  Employment Agreement between Registrant and David J. Mickelson, dated January
               8, 1996
    (2) 10.28  Employment Agreement between Registrant and Allen L. Triplett, dated January 8,
               1996
    (2) 10.29  Employment Agreement between Registrant and Pamela J. Hinckley, dated January
               8, 1996
    (3) 10.30  Amendment No. 1 dated as of June 26, 1996, to Master Distribution Agreement between Registrant and Anheuser-Busch, Incorporated, dated October 18, 1994
    (3) 10.31  Amendment dated as of February 27, 1996, to Registrant's 1992 Stock Incentive
               Plan, as amended
    (3) 10.32  Amendment dated as of February 27, 1996 to Amended and Restated Registrant's
               Directors Stock Option Plan
    (3) 10.33  Amendment dated as of July 25, 1996, to Registrant's 1992 Stock Incentive Plan,
               as amended
    (4) 10.34  First Amendment dated as of July 25, 1996, to Amended and Restated Credit
               Agreement between U.S. Bank of Washington, National Association and Registrant,
               dated June 5, 1995
        11.1   Computation of Earnings Per Share
    (1) 21.1   Subsidiaries of the Registrant
        23.1   Consent of Independent Auditors
        27     Financial Data Schedule

---------------

(1) Incorporated by reference to same exhibit number as in the Company's Registration Statement on Form S-1, Registration No. 33-94166.

(2) Incorporated by reference to same exhibit number as in the Company's Form 10-K for the year ended December 31, 1995.

(3) Incorporated by reference to same exhibit number as in the Company's Form 10-Q for the quarter ended June 30, 1996.

(4) Incorporated by reference to same exhibit number as in the Company's Form 10-Q for the quarter ended September 30, 1996.

(5) Confidential treatment has been granted for portions of this document.