Form 10-Q
period 1997-03-31
REDHOOK ALE BREWERY INC
filed 1997-05-08
CIK 892222

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


      Common stock, par value $.005 per share: 7,685,886 shares outstanding as of March 31, 1997.


                    Page 1 of 12 sequentially numbered pages

================================================================================

                        REDHOOK ALE BREWERY, INCORPORATED

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                TABLE OF CONTENTS


                                                                          PAGE
                                                                          ----
PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

               Balance Sheets
                       March 31, 1997 and December 31, 1996..............   3

               Statements of Income
                       Three Months Ended March 31, 1997 and 1996........   4

               Statements of Cash Flows
                       Three Months Ended March 31, 1997 and 1996........   5

               Notes to Financial Statements.............................   6

ITEM 2.    Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.............................   7


PART II.   OTHER INFORMATION

ITEM 2.    Exhibits and Reports on Form 8-K..............................  11

PART I.

ITEM 1. FINANCIAL STATEMENTS


                        REDHOOK ALE BREWERY, INCORPORATED

                                 BALANCE SHEETS

                                                                    March 31,  December 31,
                                                                       1997       1996
                                                                   -----------  -----------
                                                                  (Unaudited)
                                   ASSETS
Current Assets:
  Cash and Cash Equivalents .....................................  $    35,006  $ 1,162,352
  Accounts Receivable ...........................................    2,312,372    2,051,591
  Inventories ...................................................    2,447,600    2,229,376
  Income Taxes Receivable .......................................      344,897      427,075
  Other .........................................................      670,871    1,725,942
                                                                   -----------  -----------
    Total Current Assets ........................................    5,810,746    7,596,336
Fixed Assets, Net ...............................................   88,128,844   86,357,559
Other Assets ....................................................    1,098,957    1,170,144
                                                                   -----------  -----------
      Total Assets ..............................................  $95,038,547  $95,124,039
                                                                   ===========  ===========


                     LIABILITIES, REDEEMABLE PREFERRED STOCK
                         AND COMMON STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable ..............................................  $ 3,208,152  $ 4,075,699
  Accrued Salaries, Wages, and Payroll Taxes ....................    1,054,783    1,220,212
  Refundable Deposits ...........................................      926,480      950,926
  Other Accrued Expenses ........................................      472,925      367,025
  Current Portion of Long-Term Debt .............................      134,754      132,554
                                                                   -----------  -----------
    Total Current Liabilities ...................................    5,797,094    6,746,416
                                                                   -----------  -----------
Long-Term Debt, Net of Current Portion ..........................    7,655,839    6,190,764
                                                                   -----------  -----------
Deferred Income Taxes ...........................................    3,471,347    3,582,692
                                                                   -----------  -----------
Other Liabilities ...............................................       49,266       52,461
                                                                   -----------  -----------
Convertible Redeemable Preferred Stock ..........................   15,932,955   15,921,855
                                                                   -----------  -----------
Common Stockholders' Equity:
  Common Stock, Par Value $0.005 per Share, Authorized, 50,000,000
    Shares; Issued and Outstanding, 7,685,886 Shares in 1997 and
    7,685,486 Shares in 1996 ....................................       38,430       38,428
  Additional Paid-In Capital ....................................   56,654,094   56,652,764
  Retained Earnings .............................................    5,439,522    5,938,659
                                                                   -----------  -----------
      Total Common Stockholders' Equity .........................   62,132,046   62,629,851
                                                                   -----------  -----------
        Total Liabilities, Preferred Stock and
          Common Stockholders' Equity ...........................  $95,038,547  $95,124,039
                                                                   ===========  ===========



                             See Accompanying Notes

                        REDHOOK ALE BREWERY, INCORPORATED

                              STATEMENTS OF INCOME

                                   (Unaudited)



                                                      QUARTER ENDED MARCH 31,
                                                    ----------------------------
                                                       1997             1996
                                                    -----------      -----------
Sales .............................................   $ 8,868,210    $ 8,554,845
Less Excise Taxes .................................       874,356        833,739
                                                      -----------    -----------
Net Sales .........................................     7,993,854      7,721,106
Cost of Sales .....................................     6,371,882      5,055,061
                                                      -----------    -----------
Gross Profit ......................................     1,621,972      2,666,045
Selling, General and Administrative Expenses ......     2,421,142      1,532,166
                                                      -----------    -----------
Operating Income (Loss) ...........................      (799,170)     1,133,879
Other Income, Net .................................        18,311        257,506
                                                      -----------    -----------
Income (Loss)  before Income Taxes ................      (780,859)     1,391,385
Provision (Benefit) for Income Taxes ..............      (292,822)       507,855
                                                      -----------    -----------
Net Income (Loss) .................................   $  (488,037)   $   883,530
                                                      ===========    ===========
Net Income (Loss) per Share .......................   $     (0.06)   $      0.10
                                                      ===========    ===========
Weighted Average Common and Common
  Equivalent Shares Outstanding ...................     7,685,619      9,206,700
                                                      ===========    ===========









                             See Accompanying Notes

                        REDHOOK ALE BREWERY, INCORPORATED

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                        THREE MONTHS ENDED MARCH 31,
                                                        ---------------------------
                                                             1997           1996
                                                        ------------   ------------
OPERATING ACTIVITIES
Net Income (Loss) ....................................  $   (488,037)  $    883,530
Adjustments to Reconcile Net Income (Loss) to Net Cash
  Provided by Operating Activities:
    Depreciation and Amortization ....................       801,202        415,279
    Deferred Income Tax Provision ....................      (111,345)       251,513
    Net Change in Operating Assets and Liabilities ...      (108,274)      (284,411)
                                                        ------------   ------------
Net Cash Provided by Operating Activities ............        93,546      1,265,911
                                                        ------------   ------------

INVESTING ACTIVITIES
Expenditures for Fixed Assets ........................    (2,683,840)   (10,564,222)
Other ................................................        (5,659)        (3,873)
                                                        ------------   ------------
Net Cash Used in Investing Activities ................    (2,689,499)   (10,568,095)
                                                        ------------   ------------

FINANCING ACTIVITIES
Proceeds from Debt ...................................     2,050,000      5,500,000
Repayments on  Debt ..................................      (582,725)    (5,530,320)
Other ................................................         1,332          6,813
                                                        ------------   ------------
Net Cash Provided by (Used in) Financing Activities ..     1,468,607        (23,507)
                                                        ------------   ------------

Decrease in Cash and Cash Equivalents ................    (1,127,346)    (9,325,691)
Cash and Cash Equivalents:
  Beginning of Year ..................................     1,162,352     24,676,600
                                                        ------------   ------------
  End of Period ......................................  $     35,006   $ 15,350,909
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


2. EARNINGS PER SHARE

   Earnings per share is based on the weighted average common and common equivalent shares outstanding during the respective periods. The calculation of average common equivalent shares outstanding includes the effect of all outstanding convertible redeemable preferred stock and outstanding stock options for the quarter ended March 31, 1996. The convertible preferred stock and outstanding stock options have been excluded from the calculation for the quarter ended March 31, 1997 because their effect is anti-dilutive. The calculation uses the treasury stock method in determining the resulting incremental common equivalent shares outstanding.


3. INVENTORIES

   Inventories consist of the following:

                                                    MARCH 31,         DECEMBER 31,
                                                      1997                1996
                                                   ----------         ----------
Finished goods ...........................         $1,114,891         $1,264,480
Raw materials ............................            646,987            282,603
Promotional merchandise ..................            477,542            511,089
Packaging materials ......................            208,180            171,204
                                                   ----------         ----------
                                                   $2,447,600         $2,229,376
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

OVERVIEW

     Since its formation, the Company has focused its business activities on the brewing, marketing and selling of craft beers. For the three months ended March 31, 1997, the Company had gross sales of $8,868,000, an increase of 3.7% over the same period in 1996. The Company believes that period-to-period comparisons of its financial results should not be relied upon as an accurate indicator of future performance. The Company's sales consist predominantly of sales of beer to third-party distributors and Anheuser-Busch, Inc. ("A-B") through the Distribution Alliance. In addition, the Company derives other revenues from the sale of beer, food, apparel and other retail items in its brewery pubs. The Company is required to pay federal excise taxes on sales of its beer. The excise tax burden on beer sales increases from $7 to $18 per barrel on annual production over 60,000 barrels and thus, as the Company increases its sales volume, federal excise taxes will increase as a percentage of sales.

     The Company's sales growth slowed significantly in late 1996 and that trend has continued into 1997. In addition to the level of consumer demand in existing markets, the Company's sales are also affected by other factors such as the opening of new distribution territories, new product introductions and competitive considerations, including the increasing number of craft brewers and promotional pricing. Sales in the craft beer industry generally reflect a degree of seasonality, with the first quarter historically being the weakest and the second half of the year typically demonstrating stronger sales in connection with summer activities and fall and early winter holidays. The Company has historically operated with little or no backlog, and its ability to predict sales for future periods is limited.

     Under normal circumstances, the Company generally operates its brewing facilities up to five days per week, two shifts per day. To meet the increasing demand for its products, the Company has increased its annual production capacity, from approximately 3,000 barrels at its first brewery in the Ballard neighborhood of Seattle in 1982 to approximately 425,000 barrels as of March 31, 1997. Production capacity of each facility is added in phases until the facility reaches its maximum designed production capacity. The timing of each phase is affected by the availability of capital, construction constraints and the Company's plans for an orderly entry into selected new markets and growth in existing markets. The Portsmouth, New Hampshire brewery began commercial production during October 1996. The Portsmouth brewery's initial production capacity is approximately 100,000 barrels per year and its maximum designed production capacity is approximately 250,000 barrels per year. Additional capital expenditures and production personnel will be required to bring the Portsmouth Brewery to its maximum designed capacity.

     The Company's capacity utilization has a significant impact on its gross profit. When facilities are operating at their maximum designed production capacity, profitability is favorably affected by spreading fixed and semivariable operating costs, such as depreciation and production salaries, over a larger sales base. The Company's utilization rate of its 575,000 barrel annual maximum designed capacity declined significantly upon the opening of the Portsmouth brewery. Most capital costs associated with building a new brewery and fixed and semivariable costs related to operating a new brewery are incurred prior to, or upon commencement of, production at a facility. Because the initial production level is substantially below the facility's maximum designed production capacity, gross margins are negatively impacted. This impact is reduced as the facility's actual production increases.

     In addition to capacity utilization, the Company expects other factors to influence profit margins, including higher costs associated with the opening of new distribution territories, such as increased shipping, marketing and sales personnel costs; fees related to the distribution agreement with A-B; changes in packaging and other material costs; and changes in product sales mix. The incremental cost of shipping beer from the Company's breweries will continue to increase as the volume of beer supplied to more distant markets increases. The commencement of full-scale production at the Portsmouth Brewery has reduced shipping expenses to eastern U.S. markets. Also, the

Company's direct connection to the City of Portsmouth water, effective March 31, 1997, will reduce water-related costs. Until the direct connection was complete, the cost of tankering water from the City of Portsmouth's system, for production purposes at the Portsmouth Brewery, negatively impacted gross profit.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Considerations: Issues and Uncertainties."

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the Company's Statements of Income expressed as a percentage of net sales.

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          --------------------
                                                            1997         1996
                                                          -------      -------
Sales .................................................     110.9%       110.8%
Less Excise Taxes .....................................      10.9         10.8
                                                          -------      -------
Net Sales .............................................     100.0        100.0
Cost of Sales .........................................      79.7         65.5
                                                          -------      -------
Gross Profit ..........................................      20.3         34.5
Selling, General and Administrative Expenses ..........      30.3         19.8
                                                          -------      -------
Operating Income (Loss) ...............................     (10.0)        14.7
Other Income, Net .....................................       0.2          3.3
                                                          -------      -------
Income (Loss) Before Income Taxes .....................      (9.8)        18.0
Provision (Benefit) for Income Taxes ..................      (3.7)         6.6
                                                          -------      -------
Net Income (Loss) .....................................      (6.1)%       11.4%
                                                          =======      =======


THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

     Sales. Sales increased by 3.7% to $8,868,000 in the first quarter of 1997 from $8,555,000 in the comparable 1996 period, primarily due to an over 20% increase in total sales volumes in states other than Washington, California, and Oregon, substantially offset by a decline in shipments to those West Coast states. West Coast sales decreased approximately 6% for the same period, including a 7% decline in Washington state, the Company's largest market. At March 31, 1997, the Company was selling beer in 47 states compared to 38 states at March 31, 1996. Total first quarter sales volumes increased 3.4% to 51,400 barrels compared to 49,700 barrels in the 1996 first quarter. The competitive landscape has been affected by the continued increase in the number of craft beer companies and the number of different products they offer. The Company's other sales totaled $628,000 for the first quarter of 1997, compared to $591,000 for the same period in 1996.

     Excise Taxes. Excise taxes increased to $874,000, or 10.9% of net sales in the first quarter of 1997, from $834,000, or 10.8% of net sales in the comparable quarter of 1996, reflecting increased sales volumes and the higher excise tax rate applicable to annual production in excess of 60,000 barrels.

     Cost of Sales. Cost of sales increased to $6,372,000 in the first quarter of 1997 from $5,055,000 in the comparable quarter of 1996, primarily due to the impact of the operating costs related to the new brewery in Portsmouth, New Hampshire and the increase in sales volume. Cost of sales, as a percentage of net sales, increased to 79.7% in the first quarter of 1997 compared to 65.5% in comparable period of 1996, primarily due to an increase in fixed and semi-variable costs associated with operating the new brewery, partially offset by freight savings on shipments from the Portsmouth Brewery to eastern markets. The utilization rate of the breweries' maximum designed capacity was 36% and 61% in the three months ended March 31, 1997 and 1996, respectively. The utilization rate decreased in the 1997 period due to the commissioning of the Portsmouth brewery during the fourth quarter of 1996.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $2,421,000 in the first quarter of 1997 from $1,532,000 in the comparable quarter of 1996. The increase is primarily related to the Company's expansion into new markets in new states and within states previously served. These expenses increased as a percentage of net sales to 30.3% in 1997 from 19.8% in 1996, primarily attributable to additional sales personnel in the new markets and related expenses, including promotional and marketing support.

     Other Income, Net. Other income, net, decreased to $18,000 in first quarter of 1997 compared to $258,000 in the comparable quarter of 1996 period. The decrease is due primarily to a decline in income from short-term investments as available funds were invested in the Portsmouth and Woodinville breweries.

     Income Taxes. The Company's effective income tax rate increased to 37.5% in 1997 from 36.5% in 1996. The increase is the result of the Company's expansion into new states and the corresponding expected increase in state income taxes.


LIQUIDITY AND CAPITAL RESOURCES

     The Company had $35,000 and $1,162,000 of cash and cash equivalents at March 31, 1997 and December 31, 1996, respectively. At March 31, 1997, the Company had working capital of $14,000. The Company's long-term debt as a percentage of total capitalization (long-term debt, preferred stock and common stockholders' equity) was 9.1% and 7.5% as of March 31, 1997 and December 31, 1996, respectively.

     The Company has a $10 million secured bank facility (the "Secured Facility") through June 5, 1997 that may be converted to a five-year term loan with a 20-year amortization schedule. In addition, the Company has a $10 million unsecured revolving credit facility with the same bank through June 5, 1998. Interest accrues at a variable rate based on the Inter Bank Offered Rate ("IBOR"), plus 1.00% to 2.50%, depending on the Company's debt-to-tangible net worth ratio. The Company can fix the rate by selecting IBOR for one- to twelve-month periods as a base. As of March 31, 1997, there were $6,000,000 in borrowings outstanding under these bank facilities and the Company's one-month IBOR-based borrowing rate was approximately 6.69%.

     The Company requires capital principally for the construction and development of its technologically advanced production facilities. To date, the Company has financed its capital requirements through cash flow from operations, bank borrowings and the sale of common and preferred stock.

     Capital expenditures for the first quarter of 1997 totaled $2,684,000. The capital expenditures related primarily to the kegging and cold storage facility under construction at the Woodinville Brewery. This facility is expected to cost approximately $6 million and will be used to supplement the supply of Redhook draft beer in western states. Capital expenditures for 1997 are expected to total approximately $5 million.

     The Company expects to meet its future financing needs, including working capital and capital expenditure requirements, through cash on hand, operating cash flow and, to the extent required and available, bank borrowings and offerings of debt or equity securities.

     The Company has certain commitments, contingencies and uncertainties relating to its normal operations. Management believes that any such commitments, contingencies or uncertainties, including any environmental uncertainties, will not have a material adverse effect on the Company's financial position or results of operations.

CERTAIN CONSIDERATIONS:  ISSUES AND UNCERTAINTIES

     The Company does not provide forecasts of future financial performance or sales volumes, but this Quarterly Report does contain certain other types of forward-looking statements that involve risks and uncertainties. The Company may, in discussions of its future plans, objectives and expected performance in periodic reports filed by the Company with the Securities and Exchange Commission (or documents incorporated by reference therein) and in written and oral presentations made by the Company, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on assumptions which the Company believes are reasonable, but are by their nature inherently uncertain. In all cases, there can be no assurance that such assumptions will prove correct or that projected events will occur. Actual results could differ materially from those projected depending on a variety of factors, including, but not limited to, the issues discussed below, the successful execution of expansion and other plans and the availability of financing. While Company management is optimistic about the Company's long-term prospects, the following issues and uncertainties, among others, should be considered in evaluating its growth outlook and any forward-looking statements.

     Effect of Competition on Future Growth. The domestic market in which the Company's craft beers are sold is highly competitive due to the continuing proliferation of small craft brewers, including contract brewers, the increase in the number of products offered by such brewers and the introduction of fuller-flavored products by major national brewers. The Company's revenue growth rate began to slow in late 1996, due primarily to slower than expected sales in our highly competitive West Coast markets. If the West Coast sales trends were to continue or growth in other markets were to slow, the Company's future growth rate could be materially adversely affected. The Company has historically operated with little or no backlog and, therefore, its ability to predict sales for future periods is limited.

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

     Variability of Gross Margin and Cost of Sales. The Company anticipates that its future gross margins will fluctuate and may decline as a result of many factors, including disproportionate depreciation and other fixed and semivariable operating costs, during periods when the Company's breweries are producing below maximum designed production capacity. The Company's high level of fixed and semivariable operating costs causes gross margin to be very sensitive to relatively small increases or decreases in sales volume. In addition, other factors that could affect cost of sales include changes in: shipping costs, availability and prices of raw materials and packaging materials, mix between draft and bottled product sales, and Federal or state excise taxes. Also, as sales volumes through the Company's Distribution Alliance with Anheuser-Busch, Incorporated ("A-B") increase, the alliance fee, and other staging and administrative costs, will increase.

     Advertising and Promotional Costs. While the Company has historically done very limited advertising, market and competitive considerations could make a significant increase in such spending appropriate. In addition, market and competitive considerations could require a significant increase in other promotional costs associated with developing existing and new markets.

     Relationship with A-B. Most of the Company's future sales are expected to be through the Distribution Alliance with A-B. If the Distribution Alliance were to be terminated, or if the relationship between A-B and the Company were to deteriorate, the Company's sales growth and profitability could be materially adversely affected. While the Company believes that the benefits of the Distribution Alliance, in particular increased sales volume, access to distributors and distribution efficiencies, offset related costs associated with the Alliance, there can be no assurance that these costs will not have a negative impact on the Company's profit margins in the future.

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

NEW ACCOUNTING STANDARD

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior interim and annual periods. Under the new requirements for calculating "basic" (primary) earnings per share, the dilutive effect of common stock equivalents such as outstanding convertible preferred stock and stock options will be excluded from the calculation. The impact will result in a $0.02 per share increase in previously reported earnings per share for the quarter ended March 31, 1996. There will be no effect on the net loss per share for the quarter ended March 31, 1997, because the effect of common stock equivalents is antidilutive and, therefore, is excluded from the calculation. The impact of Statement 128 on the calculation of "diluted" (fully diluted) earnings per share for these quarters is not expected to be material.



PART II. - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a) EXHIBITS

The following exhibits are filed as part of this report.

     11.1 Computation of Earnings Per Share


     27   Financial Data Schedule



 (b) REPORTS ON FORM 8-K

          None filed during the quarter ended March 31, 1997.



          ITEMS 1, 2, 3, 4 AND 5 OF PART II ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on May 8, 1997.


                                         REDHOOK ALE BREWERY, INCORPORATED




                                         BY: /s/    Bradley A. Berg
                                             -------------------------------
                                                Bradley A. Berg
                                                Executive Vice President and
                                                Chief Financial Officer







                                         BY: /s/    David H. Kirske
                                             -------------------------------
                                               David H. Kirske
                                               Controller and Treasurer
                                               (Principal Accounting Officer)



DATE:  May 8, 1997