Form 10-Q
period 1997-06-30
REDHOOK ALE BREWERY INC
filed 1997-08-08
CIK 892222

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


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997


                         COMMISSION FILE NUMBER 0-26542
                           ---------------------------



                        REDHOOK ALE BREWERY, INCORPORATED
             (Exact name of registrant as specified in its charter)


           WASHINGTON                                           91-1141254
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)



3400 PHINNEY AVENUE NORTH, SEATTLE, WASHINGTON                  98103-8624
        (Address of principal executive offices)                (Zip Code)


       Registrant's telephone number, including area code: (206) 548-8000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


      Common stock, par value $.005 per share: 7,686,686 shares outstanding as of June 30, 1997.


                    Page 1 of 14 sequentially numbered pages


================================================================================

                        REDHOOK ALE BREWERY, INCORPORATED

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                TABLE OF CONTENTS



                                                                                 PAGE
                                                                                 ----
PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

               Balance Sheets
                        June 30, 1997 and December 31, 1996.....................   3

               Statements of Income
                        Three Months Ended June 30, 1997 and 1996
                        and Six Months Ended June 30, 1997 and 1996.............   4

               Condensed Statements of Cash Flows
                        Six Months Ended June 30, 1997 and 1996.................   5

               Notes to Financial Statements....................................   6

ITEM 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations...................................   7


PART II.   OTHER INFORMATION

ITEM 4.    Submission of Matters to a Vote of Security Holders..................   12
ITEM 6.    Exhibits and Reports on Form 8-K.....................................   13

PART I.

ITEM 1. FINANCIAL STATEMENTS



                        REDHOOK ALE BREWERY, INCORPORATED

                                 BALANCE SHEETS


                                                                         JUNE 30,         DECEMBER 31,
                                                                           1997               1996
                                                                        -----------        -----------
                                                                        (Unaudited)
                             ASSETS
Current Assets:
  Cash and Cash Equivalents ........................................    $ 2,048,230        $ 1,162,352
  Accounts Receivable ..............................................      1,994,349          2,051,591
  Inventories ......................................................      2,579,868          2,229,376
  Income Taxes Receivable ..........................................        513,445            427,075
  Other ............................................................        589,591          1,725,942
                                                                        -----------        -----------

    Total Current Assets ...........................................      7,725,483          7,596,336
Fixed Assets, Net ..................................................     89,154,881         86,357,559
Other Assets .......................................................      1,102,534          1,170,144
                                                                        -----------        -----------

      Total Assets .................................................    $97,982,898        $95,124,039
                                                                        ===========        ===========


            LIABILITIES, REDEEMABLE PREFERRED STOCK
                 AND COMMON STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable .................................................    $ 2,773,768        $ 4,075,699
  Accrued Salaries, Wages, and Payroll Taxes .......................      1,164,696          1,220,212
  Refundable Deposits ..............................................      1,095,439            950,926
  Other Accrued Expenses ...........................................        371,162            367,025
  Current Portion of Long-Term Debt ................................        587,094            132,554
                                                                        -----------        -----------
    Total Current Liabilities ......................................      5,992,159          6,746,416
                                                                        -----------        -----------

Long-Term Debt, Net of Current Portion .............................     10,170,874          6,190,764
                                                                        -----------        -----------

Deferred Income Taxes ..............................................      3,638,896          3,582,692
                                                                        -----------        -----------

Other Liabilities ..................................................         46,070             52,461
                                                                        -----------        -----------

Convertible Redeemable Preferred Stock .............................     15,944,055         15,921,855
                                                                        -----------        -----------

Common Stockholders' Equity:
  Common Stock, Par Value $0.005 per Share, Authorized, 50,000,000
    Shares; Issued and Outstanding, 7,686,686 Shares in 1997 and
    7,685,486 Shares in 1996........................................         38,434             38,428
  Additional Paid-In Capital .......................................     56,652,973         56,652,764
  Retained Earnings ................................................      5,499,437          5,938,659
                                                                        -----------        -----------
      Total Common Stockholders' Equity ............................     62,190,844         62,629,851
                                                                        -----------        -----------
        Total Liabilities, Preferred Stock and
          Common Stockholders' Equity ..............................    $97,982,898        $95,124,039
                                                                        ===========        ===========


                             See Accompanying Notes

                        REDHOOK ALE BREWERY, INCORPORATED

                              STATEMENTS OF INCOME

                                   (Unaudited)


                                                THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                ---------------------------     -----------------------------
                                                    1997            1996            1997              1996
                                                 ----------     -----------     ------------      -----------
Sales ......................................     $9,976,073     $10,302,381     $ 18,844,283      $18,857,226
Less Excise Taxes ..........................        974,584         992,077        1,848,940        1,825,816
                                                 ----------     -----------     ------------      -----------
Net Sales ..................................      9,001,489       9,310,304       16,995,343       17,031,410
Cost of Sales ..............................      6,354,498       5,797,721       12,726,380       10,852,782
                                                 ----------     -----------     ------------      -----------
Gross Profit ...............................      2,646,991       3,512,583        4,268,963        6,178,628
Selling, General and Administrative
  Expenses .................................      2,518,020       1,862,108        4,939,162        3,394,274
                                                 ----------     -----------     ------------      -----------
Operating Income (Loss) ....................        128,971       1,650,475         (670,199)       2,784,354
Interest Expense ...........................          5,782              --            5,782               --
Other Income - Net .........................         19,234         188,490           37,545          445,996
                                                 ----------     -----------     ------------      -----------
Income (Loss)  before Income Taxes .........        142,423       1,838,965         (638,436)       3,230,350
Provision (Benefit) for Income Taxes .......         71,408         671,223         (221,414)       1,179,078
                                                 ----------     -----------     ------------      -----------
Net Income (Loss) ..........................     $   71,015     $ 1,167,742     $   (417,022)     $ 2,051,272
                                                 ==========     ===========     ============      ===========
Net Income (Loss) per Share ................     $     0.01     $      0.13     $      (0.05)     $      0.22
                                                 ==========     ===========     ============      ===========
Weighted Average Common and Common
  Equivalent Shares Outstanding ............      9,010,991       9,158,239        7,686,019        9,159,485
                                                 ==========     ===========     ============      ===========


                             See Accompanying Notes

                        REDHOOK ALE BREWERY, INCORPORATED

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                             SIX MONTHS ENDED JUNE 30,
                                                           -----------------------------
                                                               1997             1996
                                                           -----------      ------------
OPERATING ACTIVITIES
Net Income (Loss) ....................................     $  (417,022)     $  2,051,272
Adjustments to Reconcile Net Income (Loss) to Net Cash
  Provided by Operating Activities:
    Depreciation and Amortization ....................       1,614,071           858,275
    Deferred Income Tax Provision ....................          56,204           563,814
    Net Change in Operating Assets and Liabilities ...         (50,353)         (918,793)
                                                           -----------      ------------
Net Cash Provided by Operating Activities ............       1,202,900         2,554,568
                                                           -----------      ------------

INVESTING ACTIVITIES
Expenditures for Fixed Assets ........................      (4,724,609)      (19,339,488)
Other ................................................         (27,278)          (13,461)
                                                           -----------      ------------
Net Cash Used in Investing Activities ................      (4,751,887)      (19,352,949)
                                                           -----------      ------------

FINANCING ACTIVITIES
Proceeds from Debt ...................................       5,350,000        11,500,000
Repayments on  Debt ..................................        (915,350)      (11,560,805)
Other ................................................             215            13,875
                                                           -----------      ------------
Net Cash Provided by (Used in) Financing Activities ..       4,434,865           (46,930)
                                                           -----------      ------------
Increase (Decrease) in Cash and Cash Equivalents .....         885,878       (16,845,311)
Cash and Cash Equivalents:
  Beginning of Year ..................................       1,162,352        24,676,600
                                                           -----------      ------------
  End of Period ......................................     $ 2,048,230      $  7,831,289
                                                           ===========      ============



                             See Accompanying Notes

1.  BASIS OF PRESENTATION

     The accompanying financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K. The accompanying financial statements include the accounts of Redhook Ale Brewery, Incorporated (the "Company") and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements are unaudited, condensed and do not contain all of the information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all material adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company, for the periods presented, have been made. All such adjustments were of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results of operations for the full year.


2.  EARNINGS PER SHARE

     Earnings per share is based on the weighted average common and common equivalent shares outstanding during the respective periods. The calculation of average common equivalent shares outstanding includes the effect of all outstanding convertible redeemable preferred stock and outstanding stock options for the quarters ended June 30, 1997 and 1996 and the six-month period ended June 30, 1996. The convertible preferred stock and outstanding stock options have been excluded from the calculation for the six-month period ended June 30, 1997 because their effect is anti-dilutive. The calculation uses the treasury stock method in determining the resulting incremental common equivalent shares outstanding.

3.  INVENTORIES

     Inventories consist of the following:

                                                            JUNE 30,      DECEMBER 31,
                                                              1997           1996
                                                           ----------     ----------
             Finished goods .........................     $1,377,972     $1,264,480
             Raw materials ..........................        515,618        282,603
             Promotional merchandise.................        393,469        511,089
             Packaging materials ....................        292,809        171,204
                                                          ----------     ----------
                                                          $2,579,868     $2,229,376
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

OVERVIEW

     Since its formation, the Company has focused its business activities on the brewing, marketing and selling of craft beers. For the six months ended June 30, 1997, the Company had gross sales of $18,844,000 compared to $18,857,000 in the comparable period of 1996. The Company believes that period-to-period comparisons of its financial results should not be relied upon as an accurate indicator of future performance. The Company's sales consist predominantly of sales of beer to third-party distributors and Anheuser-Busch, Inc. ("A-B") through the Distribution Alliance. In addition, the Company derives other revenues from the sale of beer, food, apparel and other retail items in its brewery pubs. The Company is required to pay federal excise taxes on sales of its beer. The excise tax burden on beer sales increases from $7 to $18 per barrel on annual production over 60,000 barrels and thus, if sales volumes increase, federal excise taxes would increase as a percentage of sales.

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

     Under normal circumstances, the Company generally operates its brewing facilities up to five days per week, two shifts per day. To meet the demand for its products, the Company increased its annual production capacity, from approximately 3,000 barrels at its first brewery in the Ballard neighborhood of Seattle in 1982 to approximately 425,000 barrels as of June 30, 1997. Production capacity of each facility is added in phases until the facility reaches its maximum designed production capacity. The timing of each phase is affected by the availability of capital, construction constraints and the Company's plans for an orderly entry into selected new markets and growth in existing markets. The Portsmouth, New Hampshire Brewery began commercial production during October 1996. The Portsmouth Brewery's initial production capacity is approximately 100,000 barrels per year and its maximum designed production capacity is approximately 250,000 barrels per year. Additional capital expenditures and production personnel will be required to bring the Portsmouth Brewery to its maximum designed capacity.

     Upon the opening of the Portsmouth Brewery, the Company's maximum designed production capacity increased from 325,000 barrels per year to 575,000 barrels per year, resulting in a significant decline in the capacity utilization rate. The Company's capacity utilization has a significant impact on its gross profit. When facilities are operating at their maximum designed production capacity, profitability is favorably affected by spreading fixed and semivariable operating costs, such as depreciation and production salaries, over a larger sales base. Most capital costs associated with building a new brewery and fixed and semivariable costs related to operating a new brewery are incurred prior to, or upon commencement of, production at a facility. Because the initial production level is substantially below the facility's maximum designed production capacity, gross margins are negatively impacted. This impact is reduced as the facility's actual production increases.

     In addition to capacity utilization, the Company expects other factors to influence profit margins, including higher costs associated with the opening of new distribution territories, such as increased shipping, marketing and sales personnel costs; fees related to the distribution agreement with A-B; changes in packaging and other material costs; and changes in product sales mix. The incremental cost of shipping beer from the Company's breweries will increase as the volume of beer supplied to more distant markets increases. The commencement of production at the Portsmouth Brewery has reduced shipping expenses to eastern U.S. markets.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Considerations: Issues and Uncertainties."


RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the Company's Statements of Income expressed as a percentage of net sales.

                                                  THREE MONTHS ENDED      SIX MONTHS ENDED
                                                      JUNE 30,               JUNE 30,
                                                  ----------------       -----------------
                                                    1997    1996          1997      1996
                                                   ------   -----        -----     -------
Sales ......................................       110.8%   110.7.%      110.9%      110.7%
Less Excise Taxes ..........................        10.8     10.7         10.9        10.7
                                                   -----    -----        -----     -------
Net Sales ..................................       100.0    100.0        100.0       100.0
Cost of Sales ..............................        70.6     62.3         74.9        63.7
                                                   -----    -----        -----     -------
Gross Profit ...............................        29.4     37.7         25.1        36.3
Selling, General and Administrative
  Expenses .................................        28.0     20.0         29.1        19.9
                                                   -----    -----        -----     -------
Operating Income (Loss) ....................         1.4     17.7         (4.0)       16.4
Other Income - Net .........................         0.2      2.0          0.2         2.6
                                                   -----    -----        -----     -------
Income (Loss) Before Income Taxes ..........         1.6     19.7         (3.8)       19.0
Provision (Benefit) for Income Taxes .......         0.8      7.2         (1.3)        7.0
                                                   -----    -----        -----     -------
Net Income (Loss) ..........................         0.8%    12.5%        (2.5)%      12.0%
                                                   =====    =====        =====     =======

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

     Sales. Total sales decreased by 3.2% to $9,976,000 in the second quarter of 1997 from $10,302,000 in the comparable 1996 period, primarily due to a 4.9% decrease in total sales volumes to 56,400 barrels from 59,300 barrels, that was partially offset by an increase in other sales. At June 30, 1997, the Company was selling beer in 47 states compared to 44 states at June 30, 1996. The total second quarter sales volume decline included a 4.8% decrease in West Coast sales. Washington state, the Company's largest market, declined 3.5% in the second quarter of 1997 compared to the second quarter of 1996. The competitive landscape has been affected by the continued increase in the number of craft beer companies and the number of different products they offer. The Company's other sales totaled $882,000 for the second quarter of 1997, compared to $803,000 for the same period in 1996.

     Excise Taxes. Excise taxes decreased to $975,000, or 10.8% of net sales in the second quarter of 1997, from $992,000, or 10.7% of net sales in the comparable quarter of 1996, reflecting decreased sales volumes.

     Cost of Sales. Cost of sales increased to $6,354,000 in the second quarter of 1997 from $5,798,000 in the comparable quarter of 1996, primarily due to the impact of the operating costs related to the new brewery in Portsmouth, New Hampshire, that was partially offset by the effects of decreases in sales volume, freight expense and packaging costs. Cost of sales, as a percentage of net sales, increased to 70.6% in the second quarter of 1997 compared to 62.3% in the comparable period of 1996, primarily due to an increase in the fixed and semi-variable costs associated with operating the new brewery, partially offset by freight savings on shipments to eastern markets and a decrease in packaging costs. The utilization rate of the breweries' maximum designed capacity was 39% and 73% in the three months ended June 30, 1997 and 1996, respectively. The utilization rate decreased in the 1997 period due to the increase in capacity associated with the commissioning of the Portsmouth Brewery during the fourth quarter of 1996.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $2,518,000 in the second quarter of 1997 from $1,862,000 in the comparable quarter of 1996. The increase is primarily related to the Company's expansion into new markets in new states and within states previously served. These expenses increased as a percentage of net sales to 28.0% in 1997 from 20.0% in 1996, primarily attributable to additional sales personnel and related expenses in new markets, and increased promotional and marketing expenses in the Company's existing markets that are increasingly competitive.

     Interest Expense. Interest expense totaled $6,000 in the second quarter of 1997. There was no interest expense in the comparable quarter of 1996 as all interest incurred was capitalized as part of brewery construction costs. Substantially all construction-in-progress was placed in service as of July 1, 1997, therefore, the Company's interest expense will increase significantly for periods after that date.

     Other Income - Net. Other income - net, decreased to $19,000 in the second quarter of 1997 compared to $188,000 in the comparable quarter of 1996. The decrease is due primarily to a decline in income from short-term investments as available funds were invested in the Portsmouth and Woodinville breweries.

     Income Taxes. The Company's effective income tax rate increased to 50% in the second quarter of 1997 from 36.5% in the second quarter of 1996. The increase is the result of lower pretax income relative to other components of the tax provision calculation, such as the meals and entertainment exclusion, and the Company's expansion into new states and the corresponding expected increase in state income taxes.


SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

     Sales. Total sales were substantially unchanged at $18,844,000 for the first six months of 1997 compared to $18,857,000 for the comparable 1996 period, as a 1.1% decrease in total sales volumes was substantially offset by an increase in other sales. Although total sales volumes for the six months ended June 30, 1997 decreased to 107,800 barrels from 109,000 barrels in the comparable 1996 period, West Coast sales decreased approximately 5.3% for the same period, including a 5.2% decline in Washington state, the Company's largest market. The competitive landscape has been affected by the continued increase in the number of craft beer companies and the number of different products they offer. The Company's other sales totaled $1,510,000 in the first six months of 1997, compared to $1,393,000 for the same period in 1996.

     Excise Taxes. Excise taxes were substantially unchanged at $1,849,000, or 10.9% of net sales in the first six months of 1997, compared to $1,826,000, or 10.7% of net sales in the comparable period of 1996.

     Cost of Sales. Cost of sales increased to $12,726,000 in the first six months of 1997 from $10,853,000 in the comparable period of 1996, primarily due to the impact of the operating costs related to the new brewery in Portsmouth, New Hampshire that was partially offset by the effects of decreases in sales volume, freight expense and packaging costs. Cost of sales, as a percentage of net sales, increased to 74.9% in the first six months of 1997 compared to 63.7% in comparable 1996 period, primarily due to an increase in fixed and semi-variable costs associated with operating the new brewery, partially offset by freight savings on shipments to eastern markets and a decrease in packaging costs. The utilization rate of the breweries' maximum designed capacity was 38% and 67% in the six months ended June 30, 1997 and 1996, respectively. The utilization rate decreased in the 1997 period due to the increase in capacity associated with the commissioning of the Portsmouth Brewery.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $4,939,000 in the first six months of 1997 from $3,394,000 in the comparable 1996 period. The increase is primarily related to the Company's expansion into new markets in new states and within states previously served. These expenses increased as a percentage of net sales to 29.1% in 1997 from 19.9% in 1996, primarily attributable to additional sales personnel and related expenses in new markets, and increased promotional and marketing expenses in the Company's existing markets that are increasingly competitive.

     Other Income - Net. Other income - net, decreased to $38,000 in first six months of 1997 compared to $446,000 in the comparable 1996 period. The decrease is due primarily to a decline in income from short-term investments as available funds were invested in the Portsmouth and Woodinville breweries.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had $2,048,000 and $1,162,000 of cash and cash equivalents at June 30, 1997 and December 31, 1996, respectively. At June 30, 1997, the Company had working capital of $1,733,000. The Company's long-term debt as a percentage of total capitalization (long-term debt, preferred stock and common stockholders' equity) was 12.1% and 7.5% as of June 30, 1997, and December 31, 1996, respectively.

     On June 5, 1997, the Company elected to convert the $9 million outstanding balance of its secured bank facility (the "Secured Facility") to a five-year term loan with a 20-year amortization schedule. As of June 30, 1997, there was $9 million outstanding on the Secured Facility and the Company's one-month IBOR-based borrowing rate was approximately 7.25%. In addition, the Company has a $10 million unsecured revolving credit facility with the same bank through June 5, 1998, and as of June 30, 1997, there were no borrowings outstanding on this facility. Interest accrues at a variable rate based on the Inter Bank Offered Rate ("IBOR"), plus 1.25% to 2.75% for the Secured Facility, and plus 1.00% to 2.50% on the unsecured facility, depending on the Company's debt-to-tangible net worth ratio. The Company can fix the rate by selecting IBOR for one- to twelve-month periods as a base.

     The Company requires capital principally for the construction and development of its technologically advanced production facilities. To date, the Company has financed its capital requirements through cash flow from operations, bank borrowings and the sale of common and preferred stock.

     Capital expenditures for the six months ended June 30, 1997 totaled $4.7 million. The capital expenditures related primarily to the kegging and cold storage facility under construction at the Woodinville Brewery. Capital expenditures for 1997 are expected to total approximately $5 million.

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


CERTAIN CONSIDERATIONS:  ISSUES AND UNCERTAINTIES

     The Company does not provide forecasts of future financial performance or sales volumes, but this Quarterly Report does contain certain other types of forward-looking statements that involve risks and uncertainties. The Company may, in discussions of its future plans, objectives and expected performance in periodic reports filed by the Company with the Securities and Exchange Commission (or documents incorporated by reference therein) and in written and oral presentations made by the Company, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on assumptions which the Company believes are reasonable, but are by their nature inherently uncertain. In all cases, there can be no assurance that such assumptions will prove correct or that projected events will occur. Actual results could differ materially from those projected depending on a variety of factors, including, but not limited to, the issues discussed below, the successful execution of expansion and other plans and the availability of financing. While Company management is optimistic about the Company's long-term prospects, the following issues and uncertainties, among others, should be considered in evaluating its growth outlook and any forward-looking statements.

     Effect of Competition on Future Growth. The domestic market in which the Company's craft beers are sold is highly competitive due to the continuing proliferation of small craft brewers, including contract brewers, the increase in the number of products offered by such brewers and the introduction of fuller-flavored products by major national brewers. The Company's revenue growth rate began to slow in late 1996, due primarily to slower than expected sales in its highly competitive West Coast markets. If the West Coast sales trends were to continue or growth in other markets were to slow, the Company's future sales could be materially adversely affected. The Company has historically operated with little or no backlog and, therefore, its ability to predict sales for future periods is limited.

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

     Dependence on Third-Party Distributors. The Company relies heavily on third-party distributors for the sale of its products to retailers. The Company's most significant non-Alliance wholesaler, K&L Distributors, Inc., an A-B affiliated wholesaler in the Seattle area, accounted for approximately 18% of the Company's sales during 1996. Substantially all of the remaining sales volumes are now through the Distribution Alliance to A-B affiliated distributors, most of whom are independent wholesalers. The loss of K&L or the termination of the Distribution Alliance could have a material adverse impact on the Company's sales and profitability.

     Customer Acceptance, Consumer Trends and Public Attitudes. If consumers were unwilling to accept the Company's products or if the recent trends toward drinking craft beers were to change, it could adversely impact the Company's sales and profitability. The alcoholic beverage industry has become the subject of considerable societal and political attention in recent years due to increasing public concern over alcohol-related social problems, including drunk driving, underage drinking and health consequences from the misuse of alcohol. If beer consumption in general were to come into disfavor among domestic consumers, or if the domestic beer industry were subjected to significant additional governmental regulation, the Company's sales and profitability could be adversely affected.

NEW ACCOUNTING STANDARD

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("SFAS 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior interim and annual periods. Under the new requirements for calculating "basic" (primary) earnings per share, the dilutive effect of common stock equivalents such as outstanding convertible preferred stock and stock options will be excluded from the calculation. The impact of SFAS 128 on previously reported earnings per share for the three and six months ended June 30, 1997 and 1996 will not be material. There will be no effect on the net loss per share for the six months ended June 30, 1997, because the effect of common stock equivalents is antidilutive and, therefore, is excluded from the calculation. The impact of Statement 128 on the calculation of "diluted" (fully diluted) earnings per share for these quarters is not expected to be material.


PART II. - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on May 21, 1997. The following matters were voted upon by the shareholders with the results as follows:

        (1) The following persons were nominated by the Board of Directors and each was elected to serve as a director until the next Annual Meeting of Shareholders or until his earlier retirement, resignation or removal:
        Paul S. Shipman, Gordon A. Bowker, John T. Carleton, Frank H. Clement, Jerry D. Jones, William H. McNulty, Bruce M. Sandison, Walter F. Walker and Dennis P. Weston.

           The number of votes cast for or withheld for each director nominee was as follows:

           NOMINEE                        FOR                  WITHHELD
           -------                        ---                  --------
           Paul S. Shipman                8,271,280            138,869
           Gordon A. Bowker               8,271,520            138,629
           John T. Carleton               8,270,355            139,794
           Frank H. Clement               8,270,402            139,747
           Jerry D. Jones                 8,267,872            142,277
           William H. McNulty             8,269,545            140,604
           Bruce M. Sandison              8,270,805            139,344
           Walter F. Walker               8,265,279            144,870
           Dennis P. Weston               8,267,772            142,377


          (2) The shareholders voted 8,369,089 shares in the affirmative, 28,287 shares in the negative and 12,773 shares abstained to ratify the appointment of Ernst & Young LLP, as independent auditors for the Company's year ending December 31, 1997.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (A) EXHIBITS

  The following exhibits are filed as part of this report.


              11.1         Computation of Earnings Per Share

              27           Financial Data Schedule

  (B) REPORTS ON FORM 8-K

  None filed during the quarter ended June 30, 1997.


ITEMS 1, 2, 3 AND 5 OF PART II ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on August 7, 1997.


                                       REDHOOK ALE BREWERY, INCORPORATED




                                       BY:   /s/    Bradley A. Berg
                                            ------------------------------
                                            Bradley A. Berg
                                            Executive Vice President and
                                            Chief Financial Officer







                                       BY:   /s/    David H. Kirske
                                           -------------------------------
                                           David H. Kirske
                                           Controller and Treasurer,
                                           Principal Accounting Officer



DATE:  August 7, 1997