Form 10-Q
period 1997-09-30
REDHOOK ALE BREWERY INC
filed 1997-11-07
CIK 892222

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


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


      Common stock, par value $.005 per share: 7,686,686 shares outstanding as of September 30, 1997.


                    Page 1 of 13 sequentially numbered pages

================================================================================

                        REDHOOK ALE BREWERY, INCORPORATED

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS



                                                                                    PAGE
PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial
          Statements

              Balance Sheets
                      September 30, 1997 and December 31, 1996......................   3

              Statements of Operations
                      Three Months Ended September 30, 1997 and 1996
                      and Nine Months Ended September 30, 1997 and 1996.............   4

              Condensed Statements of Cash Flows
                      Nine Months Ended September 30, 1997 and 1996.................   5

              Notes to Financial Statements.........................................   6

ITEM 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations ............................................   7


PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K..........................................  12

PART I.  Financial Information

ITEM 1.  Financial Statements

                        REDHOOK ALE BREWERY, INCORPORATED

                                 BALANCE SHEETS


                                                                       September 30,    December 31,
                                                                            1997           1996
                                                                       -------------    ------------
                                                                        (Unaudited)
                                     ASSETS
Current Assets:
  Cash and Cash Equivalents ......................................      $ 1,756,843      $ 1,162,352
  Accounts Receivable ............................................        1,290,084        2,051,591
  Inventories ....................................................        2,774,428        2,229,376
  Income Taxes Receivable ........................................          729,071          427,075
  Other ..........................................................          546,040        1,725,942
                                                                        -----------      -----------
    Total Current Assets .........................................        7,096,466        7,596,336
Fixed Assets, Net ................................................       89,220,722       86,357,559
Other Assets .....................................................        1,151,402        1,170,144
                                                                        -----------      -----------
      Total Assets ...............................................      $97,468,590      $95,124,039
                                                                        ===========      ===========


                     LIABILITIES, REDEEMABLE PREFERRED STOCK
                         AND COMMON STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable ...............................................      $ 2,355,115      $ 4,075,699
  Accrued Salaries, Wages, and Payroll Taxes .....................        1,277,761        1,220,212
  Refundable Deposits ............................................        1,141,725          950,926
  Other Accrued Expenses .........................................          356,902          367,025
  Current Portion of Long-Term Debt ..............................          589,420          132,554
                                                                        -----------      -----------
    Total Current Liabilities ....................................        5,720,923        6,746,416
                                                                        -----------      -----------
Long-Term Debt, Net of Current Portion ...........................       10,022,868        6,190,764
                                                                        -----------      -----------
Deferred Income Taxes ............................................        3,853,731        3,582,692
                                                                        -----------      -----------
Other Liabilities ................................................           42,874           52,461
                                                                        -----------      -----------

Convertible Redeemable Preferred Stock ...........................       15,955,155       15,921,855
                                                                        -----------      -----------
Common Stockholders' Equity:
  Common Stock, Par Value $0.005 per Share, Authorized, 50,000,000
    Shares; Issued and Outstanding, 7,686,686 Shares in 1997 and
    7,685,486 Shares in 1996 .....................................           38,434           38,428
  Additional Paid-In Capital .....................................       56,652,973       56,652,764
  Retained Earnings ..............................................        5,181,632        5,938,659
                                                                        -----------      -----------
      Total Common Stockholders' Equity ..........................       61,873,039       62,629,851
                                                                        -----------      -----------
        Total Liabilities, Preferred Stock and
          Common Stockholders' Equity ............................      $97,468,590      $95,124,039
                                                                        ===========      ===========

                             See Accompanying Notes

                        REDHOOK ALE BREWERY, INCORPORATED

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)




                                                        Three Months Ended           Nine Months Ended
                                                           September 30,                 September 30,
                                                   -------------------------    --------------------------
                                                      1997          1996           1997           1996
                                                   ----------    -----------    -----------    -----------
Sales .........................................    $9,718,785    $10,393,830    $28,563,068    $29,251,056
Less Excise Taxes .............................       879,858        963,032      2,728,798      2,788,848
                                                   ----------    -----------    -----------    -----------
Net Sales .....................................     8,838,927      9,430,798     25,834,270     26,462,208
Cost of Sales .................................     6,546,247      6,045,247     19,272,627     16,898,029
                                                   ----------    -----------    -----------    -----------
Gross Profit ..................................     2,292,680      3,385,551      6,561,643      9,564,179
Selling, General and Administrative Expenses ..     2,450,924      2,117,104      7,390,086      5,511,378
                                                   ----------    -----------    -----------    -----------
Operating Income (Loss)  ......................      (158,244)     1,268,447       (828,443)     4,052,801
Interest Expense ..............................       187,058              -        192,840              -
Other Income -- Net ...........................        35,142        128,672         72,687        574,668
                                                   ----------    -----------    -----------    -----------
Income (Loss) before Income Taxes .............      (310,160)     1,397,119       (948,596)     4,627,469
Provision (Benefit) for Income Taxes ..........       (44,392)       509,948       (265,806)     1,689,026
                                                   ----------    -----------    -----------    -----------
Net Income (Loss) .............................    $ (265,768)   $   887,171    $  (682,790)   $ 2,938,443
                                                   ==========    ===========    ===========    ===========
Net Income (Loss) per Share ...................    $    (0.03)   $      0.10    $     (0.09)   $      0.32
                                                   ==========    ===========    ===========    ===========
Weighted Average Common and Common
  Equivalent Shares Outstanding ...............     7,686,686      9,141,758      7,686,244      9,146,227
                                                   ==========    ===========    ===========    ===========

                             See Accompanying Notes

                        REDHOOK ALE BREWERY, INCORPORATED

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                   Nine Months Ended September 30,
                                                                                   -------------------------------
                                                                                         1997          1996
                                                                                     ----------     ----------
OPERATING ACTIVITIES
Net Income (Loss) .............................................................       $(682,790)    $2,938,443
Adjustments to Reconcile Net Income (Loss) to Net Cash
  Provided by Operating Activities:
    Depreciation and Amortization .............................................       2,502,187      1,347,780
    Deferred Income Tax Provision .............................................         271,039        767,038
    Net Change in Operating Assets and Liabilities ............................         204,046       (463,135)
                                                                                     ----------     ----------
Net Cash Provided by Operating Activities .....................................       2,294,482      4,590,126
                                                                                     ----------     ----------
INVESTING ACTIVITIES
Expenditures for Fixed Assets .................................................      (5,906,439)   (27,437,847)
Other .........................................................................         (41,800)       (66,914)
                                                                                     ----------     ----------
Net Cash Used in Investing Activities .........................................      (5,948,239)   (27,504,761)
                                                                                     ----------     ----------
FINANCING ACTIVITIES
Proceeds from Debt ............................................................       5,350,000     17,000,000
Repayments on Debt ............................................................      (1,061,030)   (17,091,811)
Other .........................................................................         (40,722)        16,397
                                                                                     ----------     ----------
Net Cash Provided by (Used in) Financing Activities ...........................       4,248,248        (75,414)
                                                                                     ----------     ----------
Increase (Decrease) in Cash and Cash Equivalents ..............................         594,491    (22,990,049)
Cash and Cash Equivalents:
  Beginning of Year ...........................................................       1,162,352     24,676,600
                                                                                     ----------     ----------
  End of Period ...............................................................      $1,756,843     $1,686,551
                                                                                     ==========     ==========

                             See Accompanying Notes

                        REDHOOK ALE BREWERY, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


1.  BASIS OF PRESENTATION

    The accompanying financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K. The accompanying financial statements include the accounts of Redhook Ale Brewery, Incorporated (the "Company") and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements are unaudited and condensed, and do not contain all of the information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all material adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company, for the periods presented, have been made. All such adjustments were of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results of operations for the full year.


2.  EARNINGS PER SHARE

    Earnings per share is based on the weighted average common and common equivalent shares outstanding during the respective periods. The calculation of average common equivalent shares outstanding includes the effect of all outstanding convertible redeemable preferred stock and outstanding stock options for the three- and nine-month periods ended September 30, 1996. The convertible preferred stock and outstanding stock options have been excluded from the calculation for the quarter and nine-month period ended September 30, 1997 because their effect is antidilutive. The calculation uses the treasury stock method in determining the resulting incremental common equivalent shares outstanding.


3.  INVENTORIES

    Inventories consist of the following:

                                                                  SEPTEMBER 30,    DECEMBER 31,
                                                                      1997             1996
                                                                  -------------    ------------
        Finished goods...........................................  $1,776,688       $1,264,480
        Raw materials............................................     419,139          282,603
        Promotional merchandise..................................     370,182          511,089
        Packaging materials......................................     208,419          171,204
                                                                   -----------      -----------
                                                                   $2,774,428       $2,229,376
                                                                   ===========      ===========


   Finished goods include beer held in fermentation prior to the filtration and packaging process.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read in conjunction with the Company's Financial Statements and Notes thereto included herein.

OVERVIEW

   Since its formation, the Company has focused its business activities on the brewing, marketing and selling of craft beers. For the nine months ended September 30, 1997, the Company had gross sales of $28,563,000 compared to $29,251,000 in the comparable period of 1996. The Company believes that period-to-period comparisons of its financial results should not be relied upon as an accurate indicator of future performance. The Company's sales consist predominantly of sales of beer to third-party distributors and Anheuser-Busch, Inc. ("A-B") through the Distribution Alliance. In addition, the Company derives other revenues from the sale of beer, food, apparel and other retail items in its brewery pubs. The Company is required to pay federal excise taxes on sales of its beer. The excise tax burden on beer sales increases from $7 to $18 per barrel on annual production over 60,000 barrels and thus, if sales volumes increase, federal excise taxes would increase as a percentage of sales.

   The Company's sales growth slowed significantly in late 1996 and sales volumes have declined 2.9% in the nine-month period ended September 30, 1997, compared to the comparable 1996 period. In addition to the level of consumer demand in existing markets, the Company's sales are also affected by other factors such as the opening of new distribution territories, new product introductions and competitive considerations, including the increasing number of craft brewers and promotional pricing. Sales in the craft beer industry generally reflect a degree of seasonality, with the first quarter historically being the slowest and the second half of the year typically demonstrating stronger sales in connection with summer activities and fall and early winter holidays. The Company has historically operated with little or no backlog, and its ability to predict sales for future periods is limited.

   Under normal circumstances, the Company generally operates its brewing facilities up to five days per week, two shifts per day. The Company has increased its companywide annual production capacity from approximately 3,000 barrels at its first brewery in the Ballard neighborhood of Seattle in 1982 to approximately 425,000 barrels as of September 30, 1997. Production capacity of each facility is added in phases until the facility reaches its maximum designed production capacity. The timing of each phase is affected by the availability of capital, construction constraints and sales growth in new and existing markets. The Portsmouth, New Hampshire brewery began commercial production during October 1996. The Portsmouth Brewery's current production capacity is approximately 100,000 barrels per year and its maximum designed production capacity is approximately 250,000 barrels per year. Additional capital expenditures and production personnel will be required to bring the Portsmouth Brewery to its maximum designed capacity.

   Upon the opening of the Portsmouth Brewery, the Company's maximum designed production capacity increased from 325,000 barrels per year to 575,000 barrels per year, resulting in a significant decline in the company-wide capacity utilization rate. The Company's capacity utilization has a significant impact on its gross profit. When facilities are operating at their maximum designed production capacities, profitability is favorably affected by spreading fixed and semivariable operating costs, such as depreciation and production salaries, over a larger sales base. Most capital costs associated with building a new brewery and fixed and semivariable costs related to operating a new brewery are incurred prior to, or upon commencement of, production at a facility. Because the initial production level is substantially below the facility's maximum designed production capacity, gross margins are negatively impacted. This impact is reduced when actual production increases.

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

   See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Considerations: Issues and Uncertainties."


RESULTS OF OPERATIONS

   The following table sets forth, for the periods indicated, certain items from the Company's Statements of Operations expressed as a percentage of net sales.

                                                      THREE MONTHS           NINE MONTHS
                                                         ENDED                  ENDED
                                                     SEPTEMBER 30,          SEPTEMBER 30,
                                                    -----------------      -----------------
                                                     1997      1996         1997      1996
                                                    --------   ------      -------   -------
Sales                                                110.0 %   110.2%       110.6%    110.5%
Less Excise Taxes                                     10.0      10.2         10.6      10.5
                                                    --------   ------      -------   -------
Net Sales                                            100.0     100.0        100.0     100.0
Cost of Sales                                         74.1      64.1         74.6      63.9
                                                    --------   ------      -------   -------
Gross Profit                                          25.9      35.9         25.4      36.1
Selling, General and Administrative Expenses          27.7      22.4         28.6      20.8
                                                    --------   ------      -------   -------
Operating Income (Loss)                               (1.8)     13.5         (3.2)     15.3
Interest Income (Expense)-- Net                       (1.7)      1.3         (0.4)      2.2
                                                    --------   ------      -------   -------
Income (Loss) Before Income Taxes                     (3.5)     14.8         (3.6)     17.5
Provision (Benefit) for Income Taxes                  (0.5)      5.4         (1.0)      6.4
                                                    --------   ------      ------    -------
Net Income (Loss)                                     (3.0)%     9.4%        (2.6)%    11.1%
                                                    ========   ======      =======   =======


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

   Sales. Total sales decreased by 6.5% to $9,719,000 in the third quarter of 1997 from $10,394,000 in the comparable 1996 period, primarily due to a 6.3% decline in total sales volumes to 54,000 barrels from 57,600 barrels. At September 30, 1997 and 1996, the Company was selling beer in 47 states. The total third quarter sales volume decline included a decrease in West Coast sales. Sales in Washington state, the Company's largest market, declined 3.7% in the third quarter of 1997 compared to the third quarter of 1996. The competitive landscape has been affected by the increase in the number of craft beer companies and the number of different products they offer. The Company's other sales totaled $1,120,000 for the third quarter of 1997, compared to $1,166,000 for the same period in 1996.

   Excise Taxes. Excise taxes decreased to $880,000, or 10.0% of net sales in the third quarter of 1997, from $963,000, or 10.2% of net sales in the comparable quarter of 1996, reflecting decreased sales volumes.

   Cost of Sales. Cost of sales increased to $6,546,000 in the third quarter of 1997 from $6,045,000 in the comparable quarter of 1996, primarily due to the impact of the depreciation and other operating costs related to the new brewery in Portsmouth, New Hampshire, partially offset by the effects of decreases in sales volume, freight expense and packaging costs. Cost of sales, as a percentage of net sales, increased to 74.1% in the third quarter of 1997 compared to 64.1% in the comparable period of 1996, primarily due to an increase in the fixed and semivariable costs associated with operating the new brewery, partially offset by freight savings on shipments to eastern markets and a decrease in packaging costs. The companywide utilization rate of maximum designed capacity was 38% and 71% in the three months ended September 30, 1997 and 1996, respectively. The companywide utilization rate decreased in the 1997 period due primarily to the increase in capacity associated with the commissioning of the Portsmouth Brewery during the fourth quarter of 1996.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $2,451,000 in the third quarter of 1997 from $2,117,000 in the comparable quarter of 1996. The increase is primarily related to the Company's expansion of distribution. These expenses increased as a percentage of net sales to 27.7% in 1997 from 22.4% in 1996, primarily attributable to additional sales personnel and related expenses in new markets, and increased promotional and marketing expenses in the Company's existing markets that are increasingly competitive.

   Interest Expense. Interest expense totaled $187,000 in the third quarter of 1997. In the comparable quarter of 1996, all interest incurred was capitalized as part of brewery construction costs. Substantially all construction-in-progress was placed in service as of July 1, 1997.

   Other Income -- Net. Other income -- net decreased to $35,000 in the third quarter of 1997 compared to $129,000 in the comparable quarter of 1996. The decrease is due primarily to a decline in income from short-term investments as available funds were invested in the Portsmouth and Woodinville breweries.

   Income Taxes. The Company's effective income tax rate decreased to a 14.3% benefit in the third quarter of 1997 from a 36.5% expense in the third quarter of 1996. The decrease is primarily the result of lower pre-tax results relative to other components of the tax provision calculation, such as the exclusion of a portion of meals and entertainment expenses from tax return deductions.


NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

   Sales. Total sales decreased 2.4% to $28,563,000 for the first nine months of 1997 compared to $29,251,000 for the comparable 1996 period, as a 2.9% decrease in total sales volumes was partially offset by an increase in other sales. Although total sales volumes for the nine months ended September 30, 1997 decreased to 161,800 barrels from 166,600 barrels in the comparable 1996 period, West Coast sales decreased for the same period, including a 4.7% decline in Washington state, the Company's largest market. The competitive landscape has been affected by the increase in the number of craft beer companies and the number of different products they offer. The Company's other sales totaled $2,631,000 in the first nine months of 1997, compared to $2,559,000 for the same period in 1996.

   Excise Taxes. Excise taxes were substantially unchanged at $2,729,000, or 10.6% of net sales in the first nine months of 1997, compared to $2,789,000, or 10.5% of net sales in the comparable period of 1996.

   Cost of Sales. Cost of sales increased to $19,273,000 in the first nine months of 1997 from $16,898,000 in the comparable period of 1996, primarily due to the impact of the depreciation and other operating costs related to the new brewery in Portsmouth, New Hampshire, partially offset by the effects of decreases in sales volume, freight expense and packaging costs. Cost of sales, as a percentage of net sales, increased to 74.6% in the first nine months of 1997 compared to 63.9% in the comparable 1996 period, primarily due to an increase in fixed and semivariable costs associated with operating the new brewery, partially offset by freight savings on shipments to eastern markets and a decrease in packaging costs. The companywide utilization rate of maximum designed capacity was 38% and 68% in the nine months ended September 30, 1997 and 1996, respectively. The companywide utilization rate decreased in the 1997 period due primarily to the increase in capacity associated with the commissioning of the Portsmouth Brewery.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $7,390,000 in the first nine months of 1997 from $5,511,000 in the comparable 1996 period. The increase is primarily related to the Company's expansion of distribution. These expenses increased as a percentage of net sales to 28.6% in 1997 from 20.8% in 1996, primarily attributable to additional sales personnel and related expenses in new markets, and increased promotional and marketing expenses in the Company's existing markets that are increasingly competitive.

   Interest Expense. Interest expense totaled $193,000 in the first nine months of 1997. There was no interest expense in the comparable period of 1996 as all interest incurred was capitalized as part of brewery construction costs. Substantially all construction-in-progress was placed in service as of July 1, 1997.

   Other Income -- Net. Other income -- net decreased to $73,000 in first nine months of 1997 compared to $575,000 in the comparable 1996 period. The decrease is due primarily to a decline in income from short-term investments as available funds were invested in the Portsmouth and Woodinville breweries.

   Income Taxes. The Company's effective income tax rate decreased to a 28.0% benefit in first nine months of 1997 from a 36.5% expense in the comparable 1996 period. The decrease is primarily the result of lower pre-tax results relative to other components of the tax provision calculation, such as the exclusion of a portion of meals and entertainment expenses from tax return deductions.


LIQUIDITY AND CAPITAL RESOURCES

   The Company had $1,757,000 and $1,162,000 of cash and cash equivalents at September 30, 1997 and December 31, 1996, respectively. At September 30, 1997, the Company had working capital of $1,376,000 and its long-term debt as a percentage of total capitalization (long-term debt, preferred stock and common stockholders' equity) was 12.0% and 7.5% as of September 30, 1997, and December 31, 1996, respectively. Cash provided by operating activities totaled $2,294,000 and $4,590,000 for the nine months ended September 30, 1997 and 1996, respectively.

   On June 5, 1997, the Company elected to convert the $9 million outstanding balance of its secured bank facility (the "Secured Facility") to a five-year term loan with a 20-year amortization schedule. As of September 30, 1997, there was $8.9 million outstanding on the Secured Facility and the Company's one-month IBOR-based borrowing rate was approximately 6.9%. In addition, the Company has a $10 million unsecured revolving credit facility with the same bank through June 5, 1999, and as of September 30, 1997, there were no borrowings outstanding on this facility. Interest accrues at a variable rate based on the Inter Bank Offered Rate ("IBOR"), plus 1.25% to 2.75% for the Secured Facility, and plus 1.00% to 2.50% on the unsecured facility, depending on the Company's debt-to-tangible net worth ratio. The Company can fix the rate by selecting IBOR for one- to twelve-month periods as a base.

   The Company has required capital principally for the construction and development of its technologically advanced production facilities. To date, the Company has financed its capital requirements through cash flow from operations, bank borrowings and the sale of common and preferred stock.

   Capital expenditures for the nine months ended September 30, 1997 totaled $5.9 million, including $1.8 million that was accrued at December 31, 1996. The capital expenditures related primarily to the kegging and cold storage facility at the Woodinville Brewery that was placed in service July 1, 1997. Capital expenditures for 1997 are expected to total approximately $6 million, including the amount accrued at December 31, 1996.

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

CERTAIN CONSIDERATIONS:  ISSUES AND UNCERTAINTIES

   The Company does not provide forecasts of future financial performance or sales volumes, but this Quarterly Report does contain certain other types of forward-looking statements that involve risks and uncertainties. The Company may, in discussions of its future plans, objectives and expected performance in periodic reports filed by the Company with the Securities and Exchange Commission (or documents incorporated by reference therein) and in written and oral presentations made by the Company, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on assumptions that the Company believes are reasonable, but are by their nature inherently uncertain. In all cases, there can be no assurance that such assumptions will prove correct or that projected events will occur. Actual results could differ materially from those projected depending on a variety of factors, including, but not limited to, the issues discussed below, the successful execution of expansion and other plans and the availability of financing. While Company management is optimistic about the Company's long-term prospects, the following issues and uncertainties, among others, should be considered in evaluating its growth outlook and any forward-looking statements.

   Effect of Competition on Future Growth. The domestic market in which the Company's craft beers are sold is highly competitive due to the proliferation of small craft brewers, including contract brewers, the increase in the number of products offered by such brewers and the introduction of fuller-flavored products by major national brewers. The Company's revenue growth rate began to slow in late 1996 and sales have declined in 1997, due primarily to slower than expected sales in its highly competitive West Coast markets. If negative sales trends were to continue, the Company's future sales could be materially adversely affected. The Company has historically operated with little or no backlog and, therefore, its ability to predict sales for future periods is limited.

   Sales Prices. Future prices the Company charges for its products may decrease from historical levels, depending on competitive factors in the Company's various markets. The Company has participated in price promotions with its wholesalers and their retail customers in most of its markets. The number of markets in which the Company participates in price promotions and the frequency of such promotions is expected to increase in the future.

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

   Relationship with A-B. Most of the Company's future sales are expected to be through the Distribution Alliance with A-B. If the Distribution Alliance were to be terminated, or if the relationship between A-B and the Company were to deteriorate, the Company's sales growth and profitability could be materially adversely affected. While the Company believes that the benefits of the Distribution Alliance, in particular access to distributors and distribution efficiencies, offset costs associated with the Alliance, there can be no assurance that these costs will not have a negative impact on the Company's profit margins in the future.

   Dependence on Third-Party Distributors. The Company relies heavily on third-party distributors for the sale of its products to retailers. The Company's most significant non-Alliance wholesaler, K&L Distributors, Inc., an A-B affiliated wholesaler in the Seattle area, accounts for approximately 17% of the Company's 1997 sales. Substantially all of the remaining sales volumes are through the Distribution Alliance to A-B affiliated distributors, most of whom are independent wholesalers. The loss of K&L or the termination of the Distribution Alliance could have a material adverse impact on the Company's sales and profitability.

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


NEW ACCOUNTING STANDARD

   In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("SFAS 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior interim and annual periods. Under the new requirements for calculating "basic" (primary) earnings per share, the dilutive effect of common stock equivalents such as outstanding convertible preferred stock and stock options will be excluded from the calculation. The impact of SFAS 128 on previously reported earnings per share for the three and nine months ended September 30, 1996 will be to increase earnings per share approximately $0.02 and $0.06 per share for the respective periods. There will be no effect on the net loss per share for the three and nine months ended September 30, 1997, because the effect of common stock equivalents is antidilutive and, therefore, is excluded from the current calculation. The impact of Statement 128 on the calculation of "diluted" (fully diluted) earnings per share for these quarters is not expected to be material.


PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS
   The following exhibits are filed as part of this report.

     10.35 Second Amendment to Amended and Restated Credit Agreement between U.S. Bank of Washington, National Association and Registrant, dated September 15, 1997.

     10.36 Consent, Waiver and Amendment, dated September 19, 1997, to Master Distributor Agreement between Registrant and Anheuser-Busch, Incorporated, dated October 18, 1994.

     11.1      Computation of Earnings (Loss) Per Share

     27        Financial Data Schedule


(b) REPORTS ON FORM 8-K
   None were filed during the quarter ended September 30, 1997.


ITEMS 1, 2, 3, 4 AND 5 OF PART II ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on November 7, 1997.


                                      REDHOOK ALE BREWERY, INCORPORATED




                                      BY: /s/  BRADLEY A. BERG
                                         ---------------------------------------
                                                    Bradley A. Berg
                                                    Executive Vice President and
                                                    Chief Financial Officer









                                      BY:   /s/  David H. Kirske
                                         ---------------------------------------
                                                    David H. Kirske
                                                    Controller and Treasurer,
                                                    Principal Accounting Officer





DATE:  November 7, 1997

                                 EXHIBIT INDEX

(a)  EXHIBITS

     The following exhibits are filed as part of this report.

          10.35 Second Amendment to Amended and Restated Credit Agreement between U.S. Bank of Washington, National Association and Registrant, dated September 15, 1997.

          10.36 Consent, Waiver and Amendment, dated September 19, 1997, to Master Distributor Agreement between Registrant and Anheuser-Busch, Incorporated, dated October 18, 1994.

          11.1      Computation of Earnings (Loss) Per Share

          27        Financial Data Schedule