Form 10-K
period 1997-12-31
REDHOOK ALE BREWERY INC
filed 1998-03-27
CIK 892222

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997       COMMISSION FILE NUMBER 0-26542

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price on February 27, 1998, as reported on NASDAQ, was $33,906,536.(1)

     The number of shares of the registrant's Common Stock outstanding as of February 27, 1998, was 7,687,486.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement relating to the registrant's 1998 Annual Meeting of Stockholders to be held on May 19, 1998, are incorporated by reference into Part III of this Report.

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

================================================================================

                       REDHOOK ALE BREWERY, INCORPORATED

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                    PART I.
ITEM 1.    Business....................................................      1
ITEM 2.    Properties..................................................     14
ITEM 3.    Legal Proceedings...........................................     14
ITEM 4.    Submission of Matters to a Vote of Security Holders.........     15
ITEM 4A.   Executive Officers of the Company...........................     15

                                   PART II.
ITEM 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................     16
ITEM 6.    Selected Financial Data.....................................     17
ITEM 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................     18
ITEM 8.    Financial Statements and Supplementary Data.................     24
ITEM 9.    Changes In and Disagreements With Accountants on Accounting
           and
           Financial Disclosures.......................................     40

                                   PART III.
ITEM 10.   Directors and Executive Officers of the Registrant..........     40
ITEM 11.   Executive Compensation......................................     40
ITEM 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................     40
ITEM 13.   Certain Relationships and Related Transactions..............     40

                                   PART IV.
ITEM 14.   Exhibits, Financial Statements and Reports on Form 8-K......     40

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

     The Company currently produces nine styles of beer, marketed under distinct brand names. The Company's flagship brand is Redhook E.S.B., and its other principal products include Redhook India Pale Ale (a.k.a. Ballard Bitter), Redhook Hefe-Weizen, Blackhook, Redhook Rye, Double Black Stout brewed with Starbucks(R) coffee, and its seasonal offerings Redhook Blonde Ale, Winterhook, and Redhook Nut Brown Ale. In addition to its principal products, the Company periodically develops and markets new products to test and measure consumer response to varying styles and flavors. The Company distributed its products through a network of third-party wholesale distributors and a long-term distribution alliance with Anheuser-Busch, Incorporated ("A-B") (the "Distribution Alliance" or the "Alliance") in 48 states as of December 31, 1997.

INDUSTRY BACKGROUND

     The Company is a leader in the relatively small but growing craft brewing segment of the U.S. brewing industry, which includes regional specialty brewers such as the Company, contract brewers, microbreweries and brewpubs. Craft beers are distinguishable from other domestically produced beers by their fuller flavor and adherence to traditional European brewing styles. According to industry sources, shipments in the craft beer segment increased by 26% to 5.4 million barrels in 1996, yet represented less than 3% of the 200 million barrels shipped by domestic producers within the United States. Although 1997 information is not yet available, the U.S. craft beer segment volume growth is expected to be less than 10%. While the segment volume growth has recently slowed, the number of craft brewers in the U.S. has grown dramatically, from 627 at the end of 1994 to over 1,300 as of December 31, 1997.

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

BUSINESS STRATEGY

     The Company's principal business objective is to be the leading brewer of craft beers in the United States. Redhook seeks to achieve this objective by expanding penetration in existing markets. The central elements of the Company's business strategy include:

     - Production of High-Quality Craft Beers. The Company is committed to the production of a variety of distinctive, flavorful craft beers designed to appeal to a growing number of consumers. The Company brews its craft beers according to traditional European brewing styles and methods, using only high-quality ingredients and technologically advanced brewing equipment. The Company does not intend to compete directly in terms of production style, pricing or mass-media advertising with the mass-marketed national brands.

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

     - Strategic Distribution Alliance With Industry Leader. In October 1994, the Company entered into a long-term distribution agreement with A-B, pursuant to which Redhook distributes its products in most markets through A-B's wholesale distribution network. A-B's network consists of over 700 wholesale distributors, which are for the most part geographically contiguous and independently owned and operated. The Alliance with A-B has enabled the Company to expand its distribution to new markets more quickly and without the delays, costs and potential gaps or overlaps in coverage associated with developing a network of distributors on a piecemeal basis. In addition, the Alliance enables the Company to have access to wholesaler representation in all of the Company's markets. With the proliferation of craft beer companies, it has been increasingly difficult for many small brewers to get access to quality distributors because of limitations on distributors' ability to effectively manage a greater number of brands. As an independent company, Redhook maintains complete control over the production and marketing of its product.

     - Operation of Regional Brewing Facilities. Management believes that by locating its production facilities in proximity to the key regional markets it serves, the Company is able to enjoy distinct competitive advantages, including shortened delivery times to maximize product freshness, reduced shipping costs, established consumer identification with the Company's brands, and enhanced familiarity with local consumer tastes. Redhook may construct additional brewing facilities in the future, if additional capacity is required, in select locations in the United States, with the capability to produce Redhook's principal products, as well as to offer select products to respond to local taste preferences. By pursuing this strategy, Redhook believes that it will be able to preserve its reputation and prestige as a regional craft brewer, while selectively introducing its products into regional markets.

     - Promotion of Products Within Local Markets. The Company markets its products to distributors, retailers and consumers through a variety of specialized training and promotional methods. The Company actively trains its distributors and retailers in understanding the brewing process, the craft beer segment and Redhook products. Promotional methods include introducing Redhook products on draft in pubs and restaurants, using promotional items including tap handles, glassware and coasters, and participating in local festivals to increase brand name recognition. In addition, the Company's prominently located breweries feature pubs and retail outlets and offer guided tours to further increase consumer awareness of Redhook. The Company believes that its training and promotional methods are more effective in communicating and educating consumers than broad-based, less flexible mass-media beer advertising campaigns, although the Company does limited print advertising. While the Company has historically done very limited advertising, market and competitive considerations could make a significant increase in such spending appropriate.

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

     The Company presently produces nine principal brands, each with its own distinctive combination of flavor, color and clarity:

     Redhook E.S.B. (Extra Special Bitter). The Company's flagship brand, Redhook E.S.B., which accounted for approximately 69% of the Company's sales in 1997, is a full, rich, well-rounded, copper-colored ale with a sweet toasted malt flavor balanced by a pleasant floral/herbal liveliness derived from Tettnang hops.

     Redhook India Pale Ale (a.k.a. Ballard Bitter). A premium English pub-style bitter ale, Redhook India Pale Ale, is pale and aggressively hopped, has a brassy color imparted by caramelized malt, an herbal aroma characteristic of Northwest Cascade hops, and a crisp, dry finish.

     Redhook Hefe-Weizen. This wheat beer is unfiltered and named hefe-weizen which means "wheat beer with yeast." Leaving the yeast in, instead of filtering it out, accentuates the wheat flavor and adds visual appeal.

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

     Redhook Blonde Ale. A delicious, thirst-quenching golden ale. The combination of lightly roasted barley, subtle hops, and a touch of wheat creates a perfectly balanced and distinctively drinkable ale.

     Winterhook. A rich seasonal holiday ale formulated specially each year for cold-weather enjoyment, Winterhook typically is deep in color and rich in flavor, with complex flavors and a warm finish.

     Redhook Nut Brown Ale. A malty ale with a hint of sweetness in the finish. The combination of six barley malts and two hop varieties result in a surprisingly smooth, well-balanced dark beer.

     In an effort to be responsive to varying consumer style and flavor preferences, the Company is also periodically engaged in the development and testing of new products. The Company believes that the continued success of craft brewers will increasingly depend on their ability to be innovative and attentive to consumer desires for new and distinctive taste experiences. The Company may also consider producing low-alcohol beer or other low-alcohol or nonalcoholic beverages (such as root beer, fruit beers, craft sodas and ciders). The Company's technologically advanced breweries allow it to produce small-batch experimental ales within two to three weeks. These experimental products are periodically developed and typically produced in draft form only for on-premise test marketing at the Company's pubs and selected retail sites. If the initial consumer reception of an experimental brew is sufficiently positive, then its taste and formula are refined, as necessary, and a new Redhook brand may be created. Redhook Rye, Redhook India Pale Ale, Redhook Nut Brown Ale, and Double Black Stout are examples of products that were developed in this manner. Other such products have included ales such as Barley Wine, Honey Stout, Oatmeal Stout, Scotch Ale and Wit, and lagers such as Marzen and Pilsner.

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

                           [REDHOOK ALE BREW PROCESS]

     Brewing Equipment. The Company uses only technologically advanced and highly automated small batch brewing equipment. The Woodinville Brewery employs a 100-barrel mash tun; lauter tun; wort receiver; wort kettle; whirlpool kettle; five 70,000-pound, one 35,000-pound and two 25,000-pound grain silos; two 100-barrel, fifty-four 200-barrel, and ten 600-barrel fermenters; and, two 300-barrel and four 400-barrel bright tanks. The Portsmouth Brewery employs a 100-barrel mash tun; lauter tun; wort receiver; wort kettle; whirlpool kettle; three 70,000-pound and two 35,000-pound grain silos; three 100-barrel and sixteen 400-barrel fermenters; two 200-barrel and two 400-barrel bright tanks; and an anaerobic waste-water treatment facility which completes the process cycle. The Fremont Brewery employs a 55-barrel mash tun; lauter tun; two brew kettles; four 35,000-pound grain silos; and, thirty-eight 110-barrel, one 55-barrel and two 40-barrel fermenters. Each brewery uses advanced microfiltration technology, including a diatomaceous earth pad filter to eliminate unwanted yeast and to extend shelf life.

     In January 1998, production at the Fremont Brewery was significantly reduced. The brewery will serve primarily as a backup facility to the Woodinville Brewery until such time that its production capacity is required on a regular basis, if market conditions improve sufficiently.

     Bottling and Kegging. The Company packages its craft beers in both bottles and kegs. Each of the Company's breweries has a fully automated, technologically advanced bottling line. The bottle filler at each brewery utilizes a carbon dioxide environment during bottling designed to ensure that minimal oxygen is dissolved in the beer, thereby extending shelf life. Redhook uses the latest keg technology, which is preferred by many draft beer retailers because the kegs are designed to be easier to handle and lift, to consume less floor space, to have more consistent flow and to reduce waste. During 1997, the Company completed a kegging and cold storage facility at its Woodinville Brewery. Currently, the Company can fill kegs at the Fremont Brewery, Woodinville Brewery, and the Portsmouth Brewery.

     Quality Control. The Woodinville Brewery was designed to be the center of a quality control and analysis network. The Company monitors production and quality control of each of its breweries with central coordination at the Woodinville Brewery. Both of the Woodinville and Portsmouth breweries have an on-site laboratory where microbiologists and lab technicians supervise on-site yeast propagation, monitor product quality, test products, measure color and bitterness, and test for oxidation and unwanted bacteria. The Company also regularly utilizes independent laboratories for product analysis.

     Ingredients and Raw Materials. The Company currently obtains all of its malted barley from two suppliers and its premium-quality select hops, grown in the Pacific Northwest, from three competitive sources. The Company periodically purchases small lots of European hops, which it uses to achieve a special hop character in certain of its beers. Redhook believes that alternate sources of malted barley and hops are available at competitive prices. The Company currently cultivates its own Saccharomyces cerevisiae yeast supply. The Company has available to it multiple competitive sources for packing materials, such as bottles, labels, six-pack carriers, crowns and shipping cases.

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

     Prior to establishing the Alliance with A-B, the Company distributed its products regionally through distributors in eight western states: Washington, California (northern), Oregon, Idaho, Montana, Wyoming, Colorado and Alaska. The Company's most significant non-Alliance wholesaler, K&L Distributors, Inc., an independent A-B distributor responsible for distribution in most of King County, Washington, which includes Seattle, accounted for approximately 17%, 18% and 24% of total sales in 1997, 1996 and 1995, respectively. As of December 31, 1997, the Company had 37 non-Alliance distributors. The Company expects the percentage of sales represented by non-Alliance distributors to continue to decline as the Company expands its sales through the Alliance.

     A-B, whose products accounted for approximately 46% of total domestic beer sales by volume in 1997, distributes its products throughout the United States through a network of over 700 wholesale distributors, which are for the most part geographically contiguous and independently owned and operated. The Company believes that the typical A-B distributor is financially stable and has both a long-standing presence and a substantial market share of beer sales in its territory.

     Redhook chose to align itself with A-B through the Alliance as an integral part of its growth strategy, and to provide access to quality distribution throughout the U.S., thereby developing a competitive advantage for Redhook products. Redhook was the first and is the largest independent craft brewer to have a formal distribution agreement with a major U.S. brewer. The Company believes that access to A-B's distribution network has enabled it to enter targeted new markets more rapidly and with more thorough penetration of the available customer base in the territory. The Distribution Alliance allowed the Company to retain control over the selection and timing of new market introductions. The Company believes that the existence of the Alliance, presentations by Redhook's management at A-B's distributor conventions, A-B communications about Redhook in printed distributor materials, and A-B-supported opportunities for Redhook to educate A-B distributors about its specialty products result in increased awareness of and demand for Redhook products among A-B's distributors.

     The Company believes that local beer distribution territories have tended to become dominated by a smaller number of distributors, generally those carrying beers marketed by the larger national breweries, and that this consolidation has had the effect of making it more difficult for relatively small craft brewers to establish effective distribution networks with reliable distributors. Management believes that the Company's competitors in the craft beer segment generally negotiate distribution relationships separately with distributors in each locality and, as a result, typically distribute through a variety of wholesalers representing differing national beer brands with uncoordinated territorial boundaries. Because A-B's distributors are assigned territories that generally are contiguous, the Alliance enables the Company to reduce the gaps and overlaps in distribution coverage often experienced by the Company's competitors. As a result, the Company believes the Alliance provides the Company with significant advantages over competitors in the craft beer industry, who generally are unable to achieve the distribution efficiencies afforded by the Alliance network.

     The Distribution Alliance enabled the Company to accelerate the distribution of its products into new markets. The Company expanded distribution into 48 states by the end of 1997, although in many of those states the account penetration is initially very low. As of December 31, 1997, the Company had 653 Alliance distributors, accounting for approximately 77% of the Company's sales volume in 1997. The Company believes that the opening of the Portsmouth Brewery has allowed it to increase its market penetration in the eastern half of the United States.

     Under the Alliance, the Company is responsible for marketing its products to A-B's distributors, as well as to retailers and consumers. The A-B distributors then place orders with A-B for the Company's products, which the Company separately packages and ships in refrigerated trucks to the A-B distribution center nearest to the distributor or, under certain circumstances, directly to the distributor. The Company sells its products to A-B at the same list prices paid by non-Alliance distributors, net of the Alliance fee. The Company pays an Alliance fee to A-B, determined by a formula, that effectively reduces the total gross profit margin earned on sales to A-B. However, management believes that the benefits of the Alliance, particularly the potential for increased sales volume, and efficiencies in delivery, state reporting and licensing, billing and collections created by the Alliance are significant to the Company's business.

     Under the Alliance, the Company has granted A-B the first right to distribute Redhook products in the United States and Mexico, except in those territories already subject to distribution agreements with non-Alliance distributors, in which case such right does not commence until the existing arrangements expire. A-B additionally has a first right to distribute new Redhook products in non-Alliance territories. In exchange, prior to October 1997, A-B could not acquire an interest between 10% and 50% of the common stock of, or distribute the products of, any other U.S.-based small brewer (producing or distributing less than 1,000,000 barrels annually) that distributes beer in those areas where the Company distributes its products, without the Company's approval. After October 1997, if A-B were to agree to distribute the products of any U.S.-based small brewer in areas where the Company's products are distributed, without the Company's approval, the Alliance fee would be substantially reduced on sales of Redhook products in such areas.

SALES AND MARKETING

     The Company has historically engaged in very limited media advertising to market its products, choosing instead to stimulate consumer demand by educating consumers and wholesalers as to the distinctive qualities of its products, and by sponsoring localized promotions designed to enhance Redhook's word-of-mouth reputation. The Company maintains a sales and marketing staff whose efforts are focused principally on local promotions, programs for on-premise consumer and retailer education, and distributor training and assistance. The Company seeks to identify its products with local markets by participating in or sponsoring cultural and community events, local music and other entertainment venues, local craft beer festivals and cuisine events, and local professional sporting events, as well as the limited use of print and billboard advertising.

     The Company's sales and marketing staff also offers education, training and other support to wholesale distributors of the Company's products. Because the Company's wholesalers generally also distribute much higher-volume national beer brands and commonly distribute other specialty brands, a critical function of the sales and marketing staff is to elevate each distributor's awareness of the Company's products and to retain the distributor's interest in promoting increased sales of these products. This is accomplished primarily through personal contact with each distributor, including on-site sales training and educational tours of the Company's breweries. The Company's sales representatives also provide other forms of support to wholesale distributors, such as direct contact with restaurant and grocery chain buyers, direct involvement in the design of grocery store displays, stacking and merchandising of beer inventory and supply of point-of-sale materials.

     The Company's sales representatives devote considerable effort to the promotion of on-premise consumption at participating pubs and restaurants. The Company believes that educating retailers about the freshness and quality of the Company's products will in turn allow retailers to assist in educating consumers. The Company considers on-premise product sampling and education to be among its most effective tools for building brand identity with consumers and establishing word-of-mouth reputation. On-premise marketing is also accomplished through a variety of other point-of-sale tools, such as neon signs, tap handles, coasters, table tents, banners, posters, glassware and menu guidance. The periodic distribution of the Company's experimental products in limited quantities to selected pubs and restaurants is another example of on-premise marketing designed to increase consumer awareness.

     The Company's breweries also play a significant role in increasing consumer awareness of the Company's products and enhancing Redhook's image as a regional brewer. More than 50,000 visitors participated in brewery tours at the Company's facilities in 1997. Each of the Company's breweries has a retail pub on-site where the Company's products are served. In addition, the Woodinville and Portsmouth breweries each have meeting rooms that the public can rent for business meetings, parties and holiday events, and that the Company uses to entertain and educate distributors, retailers and the media about the Company's products. See Item 2. "Properties." The Company also sells various items of apparel and memorabilia bearing the Company's trademarks at its breweries, which the Company believes create further awareness of the Company's beers and reinforce the Company's quality image.

     To further promote retail bottled product sales, the Company periodically offers "post-offs," or price discounts to distributors in certain markets, primarily in Washington state. Distributors and retailers participate in these price discounts. In addition, the Company anticipates that it will offer such promotions in most markets in response to local competitive conditions.

COMPETITION

     The highly fragmented craft beer category is the fastest growing segment of the domestic beer industry, although its growth has slowed in 1996 and 1997. The Company competes primarily with other participants in the craft beer segment, producers of imported beers and mass-market national brewers. See "Industry Background." The number of participants and number of different products offered in this segment have increased significantly, thereby intensifying competition for the bottled product placements and especially for draft beer placements. Competition within the domestic craft beer segment is based on product quality, taste, consistency and freshness; ability to differentiate products; promotional methods and product support; transportation costs; distribution coverage, local appeal and price. A significant portion of the Company's past sales growth has been achieved through increasing sales in the Pacific Northwest region, which the Company believes is one of the most competitive craft beer markets in the United States in terms of number of market participants and consumer awareness. Craft beers represented approximately 10% of total beer sales in Washington and Oregon during 1997. Because of the strong demand for the Company's products in this region, the Company has not historically encountered significant pricing pressures relative to those found in other regions. In 1997, the sales for the Company, and many of its competitors, declined in Washington State compared to 1996. The Company's Washington State 1997 sales volumes decreased 2% compared to 1996.

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

     In response to the growth of the craft beer segment, most of the major domestic brewers have introduced fuller-flavored beers, and others may be expected to do so in the future. Although these product offerings are intended to compete with craft beers, many of them are brewed according to methods used by the major national brewers. The Company believes that certain of the major national brewers, with their superior financial resources, access to raw materials and established distribution networks, may seek further participation in the continuing growth of the craft beer segment through the acquisition of equity positions in, or the formation of distribution alliances with, smaller craft brewers. Although the increasing participation of the major national brewers will likely increase competition for market share and heighten price sensitivity within the craft beer segment, the Company believes that their participation will tend to increase advertising, distribution and consumer education and awareness of craft beers, and thus contribute to further growth of this industry segment.

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

  Alcoholic Beverage Regulation and Taxation

     Each of the Company's breweries and pubs is subject to licensing and regulation by a number of governmental authorities. The Company operates its breweries under federal licensing requirements imposed by the BATF. The BATF requires the filing of a "Brewer's Notice" upon the establishment of a new commercial brewery, such as at the Portsmouth Brewery. In addition, commercial brewers are required to file an amended Brewer's Notice every time there is a material change in the brewing process or brewing equipment, change in the brewery's location, change in the brewery's management or a material change in the brewery's ownership. The Company's operations are subject to audit and inspection by the BATF at any time.

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

EMPLOYEES

     At March 1, 1998, the Company had 210 employees, including 69 in production, 82 in the pubs, 44 in sales and marketing, and 15 in administration. Of these, 4 in production, 44 in the pubs, 6 in sales and marketing, and 3 in administration are part-time employees. The Company believes its relations with its employees to be very good.

ITEM 2. PROPERTIES

     The Company currently operates three technologically advanced, highly automated small-batch breweries, two in the Seattle, Washington area and a third in Portsmouth, New Hampshire. See Note 10 of the Notes to Financial Statements included elsewhere herein.

     The Fremont Brewery. In June 1987, the Company leased the historic Fremont brewery building and hired German brewery engineers to design and install a brewery to meet its special requirements. Production began in 1989 with an annual capacity of approximately 30,000 barrels. As the result of further expansion that included construction of a kegging and warehousing facility, capacity increased in stages to approximately 75,000 barrels per year by 1993. The Company leases the brewery building, which covers approximately 26,000 square feet, 1,500 square feet of which are occupied by the Trolleyman pub, under a lease that expires in October 2002, with one five-year extension option. The Company owns the adjacent kegging and warehousing facilities, which cover approximately 23,000 square feet. In January 1998, production at the Fremont Brewery was significantly reduced. The brewery will serve primarily as a backup facility to the Woodinville Brewery until such time that its production capacity is required on a regular basis, if market conditions improve sufficiently. The Company also leases approximately 7,600 square feet of adjacent office space under a lease that originally expired in 2001. The Company has exercised its option to terminate the office lease as of January 1999 and expects to move its corporate offices into the Fremont Brewery building during 1998.

     The Woodinville Brewery. In 1993, the Company acquired approximately 22 acres (17 of which are developable) in Woodinville, Washington, a suburb of Seattle, to build a second brewery and bottling facility. The site is across the street from the Chateau Ste. Michelle Winery, next to the Columbia Winery, and visible from a popular bicycle path. The Woodinville Brewery is housed in an approximately 88,000-square-foot building that currently includes a 100-barrel brewhouse, fermentation cellars, a filter room, grain storage silos, a bottling line, dry storage, a cooler, loading docks, a retail outlet and Forecasters, a 4,000-square-foot family-oriented pub that seats 175 and features an outdoor beer garden that seats an additional 200. The Woodinville Brewery began limited operations in September 1994 with an annual capacity of approximately 60,000 barrels. Completion of an outdoor tank farm during 1996 brought the Woodinville Brewery to its maximum designed production capacity of approximately 250,000 barrels per year. The Company completed construction of a 19,000 square-foot kegging and storage cooler facility adjacent to the brewery building during 1997.

     The Portsmouth Brewery. In May 1995, the Company subleased approximately 23 acres in Portsmouth, New Hampshire to build a third brewery and a bottling and kegging facility to supply eastern U.S. markets. The sublease expires in 2047, but contains two seven-year extension options. The Portsmouth Brewery is modeled after the Woodinville Brewery, but the building is designed to be larger, covering 125,000 square feet, to accommodate a keg racking line and a larger cooler. Production began in late October 1996, with an initial capacity of approximately 100,000 barrels per year. The Company plans to phase in additional capacity as needed, with maximum designed production capacity of approximately 250,000 barrels per year.

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

Paul S. Shipman (45) -- President, Chief Executive Officer and Chairman of the Board

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

Bradley A. Berg (40) -- Executive Vice President and Chief Financial Officer

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

David J. Mickelson (38) -- Executive Vice President and Chief Operating Officer

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

Pamela J. Hinckley (44) -- Vice President, Sales and Marketing

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

Allen L. Triplett (39) -- Vice President, Brewing

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

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company effected its initial public offering of Common Stock on August 16, 1995, at a price to the public of $17.00 per share. Since that date the Company's Common Stock has traded on the NASDAQ National Market. The table below sets forth for the fiscal quarters indicated the reported high and low sale prices of the Company's Common Stock, as reported on the NASDAQ National Market.

                                                               HIGH        LOW
                                                              -------    -------
1996
  First quarter.............................................  $27.375    $21.000
  Second quarter............................................  $25.500    $20.500
  Third quarter.............................................  $23.750    $17.750
  Fourth quarter............................................  $22.250    $ 9.125
1997
  First quarter.............................................  $12.250    $ 9.375
  Second quarter............................................  $ 9.750    $ 6.375
  Third quarter.............................................  $ 9.125    $ 6.250
  Fourth quarter............................................  $ 9.000    $ 4.875

     As of March 9, 1998, there were 784 recordholders of Common Stock, although the Company believes that the number of beneficial owners of its Common Stock is substantially greater.

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

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Company's Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The selected statement of operations and balance sheet data for, and as of the end of, each of the five years in the period ended December 31, 1997, are derived from the financial statements of the Company, which were audited by Ernst & Young LLP, independent auditors. The operating data are derived from unaudited information maintained by the Company.

                                                         YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                            1997       1996       1995       1994       1993
                                           -------    -------    -------    -------    -------
                                           (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)
STATEMENT OF OPERATIONS DATA:
Sales....................................  $37,894    $39,410    $28,426    $16,209    $12,331
Less Excise Taxes........................    3,608      3,732      2,532      1,280        847
                                           -------    -------    -------    -------    -------
Net Sales................................   34,286     35,678     25,894     14,929     11,484
Cost of Sales............................   25,963     23,581     16,970      8,686      6,162
                                           -------    -------    -------    -------    -------
Gross Profit.............................    8,323     12,097      8,924      6,243      5,322
Selling, General and Administrative
  Expenses...............................    9,981      7,853      4,606      2,801      2,001
                                           -------    -------    -------    -------    -------
Operating Income (Loss)..................   (1,658)     4,244      4,318      3,442      3,321
Interest Expense.........................      378         --         24        130        158
Other Income, Net........................       93        615        678          9         40
                                           -------    -------    -------    -------    -------
Income (Loss) Before Income Taxes........   (1,943)     4,859      4,972      3,321      3,203
Provision (Benefit) for Income Taxes.....     (544)     1,773      1,790      1,196      1,099
                                           -------    -------    -------    -------    -------
Income (Loss) Before Accounting Change...   (1,399)     3,086      3,182      2,125      2,104
Change in Accounting for Income Taxes....       --         --         --         --         99
                                           -------    -------    -------    -------    -------
Net Income (Loss)........................  $(1,399)   $ 3,086    $ 3,182    $ 2,125    $ 2,005
                                           =======    =======    =======    =======    =======
Basic Earnings (Loss) per Share(1).......  $ (0.18)   $  0.40    $  0.63    $ (0.11)   $  0.65
Diluted Earnings (Loss) per Share(1).....  $ (0.18)   $  0.34    $  0.44    $  0.43    $  0.53
Dividends per Share(2)...................       --         --         --    $  2.00         --
OPERATING DATA (IN BARRELS):
Beer Shipped.............................  214,600    224,700    158,700     93,700     73,900
Production Capacity, End of Period(3)....  425,000    425,000    245,000    135,000     75,000

                                                              DECEMBER 31,
                                           ---------------------------------------------------
                                            1997       1996       1995       1994       1993
                                           -------    -------    -------    -------    -------
                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
Working Capital (Deficit)................  $ 1,338    $   850    $21,385    $  (842)   $ 1,735
Total Assets.............................   96,769     95,124     86,638     34,689     20,044
Long-term Debt, Net of Current Portion...    9,874      6,191      1,825      3,793      2,066
Series A Preferred Stock.................       --         --         --      8,956      8,335
Series B Preferred Stock.................   15,966     15,922     15,877     15,834         --
Common Stockholders' Equity..............   61,298     62,630     59,579      1,269      6,683

---------------
(1) Prior year amounts have been restated to comply with Statement of Financial Accounting Standards No. 128, Earnings per Share, and SEC Staff Accounting Bulletin No. 98. The $2.5 million dividend paid to Series A Preferred Stockholders in 1994 is deducted from Net Income to calculate the 1994 Basic Earnings (Loss) per Share.

(2) Consists entirely of a one-time extraordinary dividend paid to common and preferred shareholders, other than A-B, from the proceeds of the sale of Series B Preferred Stock to A-B.

(3) Based on the Company's estimate of normal production capacity of equipment installed as of the end of such period. Amounts do not reflect maximum designed production capacity. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's Financial Statements and Notes thereto included herein.

OVERVIEW

     Since its formation, the Company has focused its business activities on the brewing, marketing and selling of craft beers. For the year ended December 31, 1997, the Company had gross sales of $37,894,000, a decrease of 3.8% from 1996. The Company believes that period-to-period comparisons of its financial results should not be relied upon as an accurate indicator of future performance. The Company's sales consist predominantly of sales of beer to third-party distributors and A-B through the Distribution Alliance. In addition, the Company derives other revenues from the sale of beer, food, apparel and other retail items in its brewery pubs. The Company is required to pay federal excise taxes on sales of its beer. The excise tax burden on beer sales increases from $7 to $18 per barrel on annual production over 60,000 barrels and thus, if sales volume increases, federal excise taxes would increase as a percentage of sales.

     The Company's sales growth slowed significantly in late 1996 and sales volume declined 4.5% in 1997, compared to 1996. In addition to the level of consumer demand in existing markets, the Company's sales are also affected by other factors such as competitive considerations, including the increased number of craft brewers and promotional pricing, the opening of new distribution territories and new product introductions. Sales in the craft beer industry generally reflect a degree of seasonality, with the first quarter historically being the slowest and the second half of the year typically demonstrating stronger sales in connection with summer activities and fall and early winter holidays. The Company has historically operated with little or no backlog, and its ability to predict sales for future periods is limited.

     Under normal circumstances, the Company generally operates its brewing facilities up to five days per week, two shifts per day. The Company has increased its companywide annual production capacity from approximately 3,000 barrels at its first brewery in the Ballard neighborhood of Seattle in 1982 to approximately 425,000 barrels as of December 31, 1997. Production capacity of each facility is added in phases until the facility reaches its maximum designed production capacity. The timing of each phase is affected by the availability of capital, construction constraints and sales growth in new and existing markets. The Portsmouth, New Hampshire brewery began commercial production during October 1996. The Portsmouth Brewery's current production capacity is approximately 100,000 barrels per year and its maximum designed production capacity is approximately 250,000 barrels per year. Additional capital expenditures and production personnel will be required to bring the Portsmouth Brewery to its maximum designed capacity.

     Upon the opening of the Portsmouth Brewery, the Company's maximum designed production capacity increased from 325,000 barrels per year to 575,000 barrels per year, resulting in a significant decline in the companywide capacity utilization rate. The Company's capacity utilization has a significant impact on gross profit. When facilities are operating at their maximum designed production capacities, profitability is favorably affected by spreading fixed and semivariable operating costs, such as depreciation and production salaries, over a larger sales base. Most capital costs associated with building a new brewery, and fixed and semivariable costs related to operating a new brewery, are incurred prior to, or upon commencement of, production at a facility. Because the actual production level may be substantially below the facility's maximum designed production capacity, gross margins are negatively impacted. This impact is reduced when actual production increases.

     In January 1998, production at the Fremont Brewery was significantly reduced. The brewery will serve primarily as a backup facility to the Woodinville Brewery until such time that its production capacity is required on a regular basis, if market conditions improve sufficiently. Due to these changes, 1998 operating costs, including payroll-related costs, are expected to be reduced compared to costs incurred during the year ended December 31, 1997.

     In addition to capacity utilization, the Company expects other factors to influence profit margins, including higher costs associated with the opening of new distribution territories, such as increased shipping, marketing and sales personnel costs; fees related to the distribution agreement with A-B; changes in packaging and other material costs; and changes in product sales mix. The incremental cost of shipping beer from the Company's breweries will continue to increase as the volume of beer supplied to more distant markets increases. The commencement of production at the Portsmouth Brewery reduced shipping expenses to eastern U.S. markets.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Considerations: Issues and Uncertainties."

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the Company's Statements of Operations expressed as a percentage of net sales.

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                              1997       1996       1995
                                                              -----      -----      -----
Sales.......................................................  110.5%     110.5%     109.8%
Less Excise Taxes...........................................   10.5       10.5        9.8
                                                              -----      -----      -----
Net Sales...................................................  100.0      100.0      100.0
Cost of Sales...............................................   75.7       66.1       65.5
                                                              -----      -----      -----
Gross Profit................................................   24.3       33.9       34.5
Selling, General and Administrative Expenses................   29.1       22.0       17.8
                                                              -----      -----      -----
Operating Income (Loss).....................................   (4.8)      11.9       16.7
Interest Expense............................................    1.1         --        0.1
Other Income -- Net.........................................    0.2        1.7        2.6
                                                              -----      -----      -----
Income (Loss) before Income Taxes...........................   (5.7)      13.6       19.2
Provision (Benefit) for Income Taxes........................   (1.6)       5.0        6.9
                                                              -----      -----      -----
Net Income (Loss)...........................................   (4.1)%      8.6%      12.3%
                                                              =====      =====      =====

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Sales. Total sales decreased 3.8% to $37,894,000 in 1997, compared to $39,410,000 in 1996, as a 4.5% decrease in total sales volumes and a small decrease in prices were partially offset by a slight increase in other sales. Although total sales volumes in 1997 decreased to 214,600 barrels from 224,700 barrels in 1996, West Coast sales decreased 6.3% for the same period, including a 2.0% decline in Washington State, the Company's largest market. The competitive landscape has been affected by the increase in the number of craft beer companies and the number of different products they offer. The Company's other sales totaled $3,406,000 in 1997, compared to $3,372,000 in 1996. At December 31, 1997, the Company was selling beer in 48 states compared to 47 states at December 31, 1996.

     Excise Taxes. Excise taxes were substantially unchanged at $3,608,000, or $10.5% of net sales in 1997, compared to $3,732,000, or 10.5% of net sales in 1996.

     Cost of Sales. Cost of sales increased to $25,963,000 in 1997 from $23,581,000 in 1996, primarily due to the impact of the depreciation and other operating costs related to the new brewery in Portsmouth, New Hampshire, which commenced operations in October 1996, and an increase in the percentage of total volume sold in bottles compared to kegs, partially offset by the effects of decreases in sales volume, freight expense and per unit packaging costs. Cost of sales, as a percentage of net sales, increased to 75.7% in 1997 compared to 66.1% in 1996, primarily due to the increase in fixed and semivariable costs associated with operating the new brewery and the increase in the percentage of total volume sold in bottles compared to kegs, partially offset by freight savings on shipments to eastern markets and a decrease in packaging costs. The companywide utilization rate of maximum designed capacity was 37% and 61% in 1997 and 1996, respectively. The companywide utilization rate decreased in 1997 due to the increase in capacity associated with the commissioning of the Portsmouth Brewery and lower sales volumes.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $9,981,000 in 1997 from $7,853,000 in 1996. The increase is primarily related to the Company's expansion of distribution. These expenses increased as a percentage of net sales to 29.1% in 1997 from 22.0% in 1996, primarily attributable to additional sales personnel and related expenses in new markets, and increased promotional and marketing expenses in the Company's existing markets that are increasingly competitive.

     Interest Expense. Interest expense increased to $378,000 in 1997 as the result of substantially all construction in progress being placed in service on July 1, 1997. All interest costs incurred in 1996 and the first six months of 1997 were capitalized to the construction projects.

     Other Income -- Net. Other income -- net, decreased to $93,000 in 1997, compared to $615,000 in 1996. The decrease is due primarily to a decline in income from short-term investments as available funds were invested in the Portsmouth and Woodinville breweries.

     Income Taxes. The Company's effective income tax rate changed to a 28% benefit in 1997 from a 36.5% expense in 1996. The change is primarily the result of lower pre-tax results relative to other components of the tax provision calculation, such as the exclusion of a portion of meals and entertainment expenses from tax return deductions.

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

     Cost of Sales. Cost of sales increased to $23,581,000 in 1996 from $16,970,000 in 1995, primarily due to the increase in sales volume. Cost of sales, as a percentage of net sales, increased to 66.1% in 1996, compared to 65.5% in 1995, primarily due to higher freight costs, substantially offset by increased capacity utilization and the resulting effect of spreading fixed and semivariable operating costs over a larger production base. The utilization rate of the breweries' maximum designed capacity was 61% and 49% in 1996 and 1995, respectively. The utilization rate dropped to 47% in the fourth quarter of 1996 due to the commissioning of the Portsmouth Brewery in late October. Shipping expense significantly increased in 1996 compared to 1995, reflecting increased shipments of beer to new, more distant markets. Cost of sales, as a percentage of sales, was negatively impacted in the quarter ended December 31, 1996 due to commencing production at the Portsmouth Brewery and the resulting decrease in the Company's capacity utilization rate.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company had $892,000 and $1,162,000 of cash and cash equivalents at December 31, 1997 and 1996, respectively. At December 31, 1997, the Company had working capital of $1,338,000. The Company's long-term debt as a percentage of total capitalization (long-term debt, preferred stock and common stockholders' equity) was 11.9% and 7.5% as of December 31, 1997 and 1996, respectively. Cash provided by operating activities totaled $1,919,000 and $5,258,000 in 1997 and 1996, respectively.

     On June 5, 1997, the Company elected to convert the $9 million outstanding balance of its secured bank facility (the "Secured Facility") to a five-year term loan with a 20-year amortization schedule. As of December 31, 1997, there was $8.8 million outstanding on the Secured Facility and the Company's one-month IBOR-based borrowing rate was approximately 6.94%. In addition, the Company has a $10 million unsecured revolving credit facility with the same bank through June 5, 1999, and as of December 31, 1997, there were no borrowings outstanding on this facility. Interest accrues at a variable rate based on the Inter Bank Offered Rate ("IBOR"), plus 1.25% to 2.75% for the Secured Facility, and plus 1.00% to 2.50% on the unsecured facility, depending on the Company's debt-to-tangible net worth ratio. The Company can fix the rate by selecting IBOR for one- to twelve-month periods as a base.

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

     Capital expenditures for 1997 totaled $6,402,000, including $1.8 million that was accrued at December 31, 1996. The capital expenditures related primarily to the kegging and cold storage facility at the Woodinville Brewery that was placed in service July 1, 1997. Capital expenditures for 1998 are expected to total approximately $500,000.

     The Company has certain commitments, contingencies and uncertainties relating to its normal operations. Management believes that any such commitments, contingencies or uncertainties, including any environmental uncertainties, will not have a material adverse effect on the Company's financial position or results of operations.

CERTAIN CONSIDERATIONS: ISSUES AND UNCERTAINTIES

     The Company does not provide forecasts of future financial performance or sales volumes, although this Annual Report contains certain other types of forward-looking statements that involve risks and uncertainties. The Company may, in discussions of its future plans, objectives and expected performance in periodic reports filed by the Company with the Securities and Exchange Commission (or documents incorporated by reference therein) and in written and oral presentations made by the Company, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on assumptions that the Company believes are reasonable, but are by their nature inherently uncertain. In all cases, there can be no assurance that such assumptions will prove correct or that projected events will occur. Actual results could differ materially from those projected depending on a variety of factors, including, but not limited to, the issues discussed below, the successful execution of expansion and other plans and the availability of financing. While

Company management is optimistic about the Company's long-term prospects, the following issues and uncertainties, among others, should be considered in evaluating its growth outlook and any forward-looking statements.

     Effect of Competition on Future Growth. The domestic market in which the Company's craft beers are sold is highly competitive due to the proliferation of small craft brewers, including contract brewers, the increase in the number of products offered by such brewers and the introduction of fuller-flavored products by major national brewers. The Company's revenue growth rate began to slow in late 1996 and sales have declined in 1997, due primarily to slower than expected sales in its highly competitive West Coast markets. If negative sales trends were to continue, the Company's future sales and results of operations would be adversely affected. The Company has historically operated with little or no backlog and, therefore, its ability to predict sales for future periods is limited.

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

     Variability of Gross Margin and Cost of Sales. The Company anticipates that its future gross margins will fluctuate and may decline as a result of many factors, including disproportionate depreciation and other fixed and semivariable operating costs, during periods when the Company's breweries are producing below maximum designed production capacity. The Company's high level of fixed and semivariable operating costs causes gross margin to be very sensitive to relatively small increases or decreases in sales volume. In addition, other factors that could affect cost of sales include changes in: shipping costs, availability and prices of raw materials and packaging materials, mix between draft and bottled product sales, and Federal or state excise taxes. Also, as sales volumes through the Distribution Alliance increase, the alliance fee, and other staging and administrative costs, would increase.

     Advertising and Promotional Costs. While the Company has historically done very limited advertising, market and competitive considerations could make a significant increase in such spending appropriate. In addition, market and competitive considerations could require an increase in other promotional costs associated with developing existing and new markets.

     Relationship with Anheuser-Busch, Incorporated. Most of the Company's future sales are expected to be through the Distribution Alliance with A-B. See "Part 1, Item 1 -- Business -- Product Distribution, and Relationship With Anheuser-Busch, Incorporated" for a further description of the relationship with A-B. If the Distribution Alliance were to be terminated, or if the relationship between A-B and the Company were to deteriorate, the Company's sales and results of operations could be materially adversely affected. While the Company believes that the benefits of the Distribution Alliance, in particular access to distributors and distribution efficiencies, offset costs associated with the Alliance, there can be no assurance that these costs will not have a negative impact on the Company's profit margins in the future.

     Dependence on Third-Party Distributors. The Company relies heavily on third-party distributors for the sale of its products to retailers. The Company's most significant non-Alliance wholesaler, K&L Distributors, Inc., an A-B affiliated wholesaler in the Seattle area, accounted for approximately 17% of the Company's sales during 1997. Substantially all of the remaining sales volumes are now through the Distribution Alliance to A-B affiliated distributors, most of whom are independent wholesalers. The loss of K&L or the termination of the Distribution Alliance could have a material adverse impact on the Company's sales and results of operations.

     Customer Acceptance, Consumer Trends and Public Attitudes. If consumers were unwilling to accept the Company's products or if the recent trends toward drinking craft beers were to change, it could adversely impact the Company's sales and results of operations. The alcoholic beverage industry has become the subject of considerable societal and political attention in recent years due to increasing public concern over alcohol-related social problems, including drunk driving, underage drinking and health consequences from the misuse of alcohol. If beer consumption in general were to come into disfavor among domestic consumers, or if the domestic beer industry were subjected to significant additional governmental regulation, the Company's sales and results of operations could be adversely affected.

     Impact of Year 2000. Some of the Company's computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company has completed an assessment and will have to upgrade portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The software upgrades are available at no cost to the Company.

     The project is estimated to be completed prior to any negative impact on its information systems. The Company believes that with modifications to its existing software or conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a significant impact on the operations of the Company.

     The costs and timing of the project are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material difference include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REDHOOK ALE BREWERY, INCORPORATED

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
AUDITED FINANCIAL STATEMENTS:
Report of Ernst & Young LLP, Independent Auditors...........   25

Balance Sheets as of December 31, 1997 and 1996.............   26
Statements of Operations for the Years Ended December 31,
  1997, 1996 and 1995.......................................   27

Statements of Common Stockholders' Equity for the Years
  Ended December 31, 1997, 1996 and 1995....................   28

Statements of Cash Flows for the Years Ended December 31,
  1997, 1996 and 1995.......................................   29

Notes to Financial Statements...............................   30

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
Redhook Ale Brewery, Incorporated

     We have audited the accompanying balance sheets of Redhook Ale Brewery, Incorporated as of December 31, 1997 and 1996, and the related statements of operations, common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redhook Ale Brewery, Incorporated as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Seattle, Washington
January 21, 1998

                       REDHOOK ALE BREWERY, INCORPORATED

                                 BALANCE SHEETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1997            1996
                                                              ------------    ------------
ASSETS
Current Assets:
  Cash and Cash Equivalents.................................  $   892,165     $ 1,162,352
  Accounts Receivable.......................................    1,588,368       2,051,591
  Inventories...............................................    2,815,782       2,229,376
  Income Taxes Receivable...................................    1,124,813         427,075
  Other.....................................................      519,515       1,725,942
                                                              -----------     -----------
     Total Current Assets...................................    6,940,643       7,596,336
Fixed Assets, Net...........................................   88,761,436      86,357,559
Other Assets................................................    1,067,264       1,170,144
                                                              -----------     -----------
          Total Assets......................................  $96,769,343     $95,124,039
                                                              ===========     ===========

LIABILITIES, PREFERRED STOCK
  AND COMMON STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable..........................................  $ 2,290,012     $ 4,075,699
  Accrued Salaries, Wages and Payroll Taxes.................    1,322,966       1,220,212
  Refundable Deposits.......................................    1,166,070         950,926
  Other Accrued Expenses....................................      231,816         367,025
  Current Portion of Long-Term Debt.........................      591,759         132,554
                                                              -----------     -----------
     Total Current Liabilities..............................    5,602,623       6,746,416
                                                              -----------     -----------
Long-Term Debt, Net of Current Portion......................    9,873,973       6,190,764
                                                              -----------     -----------
Deferred Income Taxes.......................................    3,987,519       3,582,692
                                                              -----------     -----------
Other Liabilities...........................................       40,546          52,461
                                                              -----------     -----------
Convertible Redeemable Preferred Stock......................   15,966,255      15,921,855
                                                              -----------     -----------
Common Stockholders' Equity:
  Common Stock, Par Value $0.005 per Share, Authorized,
     50,000,000 Shares; Issued and Outstanding, 7,687,486
     Shares in 1997 and 7,685,486 Shares in 1996............       38,438          38,428
  Additional Paid-In Capital................................   56,805,633      56,652,764
  Retained Earnings.........................................    4,454,356       5,938,659
                                                              -----------     -----------
          Total Common Stockholders' Equity.................   61,298,427      62,629,851
                                                              -----------     -----------
            Total Liabilities, Preferred Stock and Common
               Stockholders' Equity.........................  $96,769,343     $95,124,039
                                                              ===========     ===========

                             See Accompanying Notes

                       REDHOOK ALE BREWERY, INCORPORATED

                            STATEMENTS OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1997           1996           1995
                                                      -----------    -----------    -----------
Sales...............................................  $37,894,468    $39,410,119    $28,425,729
Less Excise Taxes...................................    3,608,166      3,732,034      2,531,378
                                                      -----------    -----------    -----------
Net Sales...........................................   34,286,302     35,678,085     25,894,351
Cost of Sales.......................................   25,962,672     23,580,745     16,969,859
                                                      -----------    -----------    -----------
Gross Profit........................................    8,323,630     12,097,340      8,924,492
Selling, General and Administrative Expenses........    9,981,469      7,853,360      4,606,375
                                                      -----------    -----------    -----------
Operating Income (Loss).............................   (1,657,839)     4,243,980      4,318,117
Interest Expense....................................      378,444             --         23,814
Other Income -- Net.................................       92,998        615,145        678,280
                                                      -----------    -----------    -----------
Income (Loss) before Income Taxes...................   (1,943,285)     4,859,125      4,972,583
Provision (Benefit) for Income Taxes................     (544,319)     1,773,581      1,790,130
                                                      -----------    -----------    -----------
Net Income (Loss)...................................  $(1,398,966)   $ 3,085,544    $ 3,182,453
                                                      ===========    ===========    ===========
Basic Earnings (Loss) per Share.....................  $     (0.18)   $      0.40    $      0.63
                                                      ===========    ===========    ===========
Diluted Earnings (Loss) per Share...................  $     (0.18)   $      0.34    $      0.44
                                                      ===========    ===========    ===========

                             See Accompanying Notes

                       REDHOOK ALE BREWERY, INCORPORATED

                   STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

                                                  COMMON STOCK                                     TOTAL
                                               ------------------   ADDITIONAL                    COMMON
                                                            PAR       PAID-IN      RETAINED    STOCKHOLDERS'
                                                SHARES     VALUE      CAPITAL      EARNINGS       EQUITY
                                               ---------  -------   -----------   ----------   -------------

Balance, January 1, 1995.....................  3,529,576  $17,649   $ 1,112,539   $  138,782    $ 1,268,970
  Sale of Common Stock, net..................  2,910,206   14,549    46,187,364           --     46,201,913
  Other, net.................................        957        5        12,780           --         12,785
  Conversion of Series A Preferred to Common
     Stock...................................  1,242,857    6,214     9,329,980     (423,720)     8,912,474
  Net Income.................................         --       --            --    3,182,453      3,182,453
                                               ---------  -------   -----------   ----------    -----------
Balance, December 31, 1995...................  7,683,596   38,417    56,642,663    2,897,515     59,578,595
  Other, net.................................      1,890       11        10,101      (44,400)       (34,288)
  Net Income.................................         --       --            --    3,085,544      3,085,544
                                               ---------  -------   -----------   ----------    -----------
Balance, December 31, 1996...................  7,685,486   38,428    56,652,764    5,938,659     62,629,851
  Other, net.................................      2,000       10       152,869      (85,337)        67,542
  Net Loss...................................         --       --            --   (1,398,966)    (1,398,966)
                                               ---------  -------   -----------   ----------    -----------
Balance, December 31, 1997...................  7,687,486  $38,438   $56,805,633   $4,454,356    $61,298,427
                                               =========  =======   ===========   ==========    ===========

                             See Accompanying Notes

                       REDHOOK ALE BREWERY, INCORPORATED

                            STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1997           1996           1995
                                                      -----------   ------------   ------------

OPERATING ACTIVITIES
Net Income (Loss)...................................  $(1,398,966)  $  3,085,544   $  3,182,453
Adjustments to Reconcile Net Income (Loss) to Net
  Cash Provided by Operating Activities:
     Depreciation and Amortization..................    3,399,217      2,042,780      1,324,239
     Deferred Income Tax Provision..................      404,827      1,193,104      1,027,771
     Changes in Operating Assets and Liabilities:
       Accounts Receivable..........................      463,223        (24,137)      (881,236)
       Inventories..................................     (586,406)      (888,932)      (762,014)
       Income Taxes.................................     (697,738)      (427,075)       326,361
       Other Current Assets.........................       49,099       (295,765)      (202,641)
       Other Assets.................................       83,670       (586,053)      (345,111)
       Accounts Payable and Other Accrued
          Expenses..................................     (115,822)       655,633       (391,421)
       Accrued Salaries, Wages and Payroll Taxes....      102,754        524,567        240,980
       Refundable Deposits..........................      215,144        (22,031)       457,251
                                                      -----------   ------------   ------------
Net Cash Provided by Operating Activities...........    1,919,002      5,257,635      3,976,632
                                                      -----------   ------------   ------------

INVESTING ACTIVITIES
Expenditures for Fixed Assets.......................   (6,401,745)   (33,094,235)   (24,023,006)
Other...............................................      (41,800)       (70,365)         3,503
                                                      -----------   ------------   ------------
Net Cash Used in Investing Activities...............   (6,443,545)   (33,164,600)   (24,019,503)
                                                      -----------   ------------   ------------

FINANCING ACTIVITIES
Proceeds from Debt..................................    5,350,000     23,600,000     16,789,249
Repayments on Debt..................................   (1,207,586)   (19,223,680)   (18,751,683)
Proceeds from Sale of Common Stock..................           --             --     46,201,913
Officer Note Repayment and Other, Net...............      111,942         16,397          7,505
                                                      -----------   ------------   ------------
Net Cash Provided by Financing Activities...........    4,254,356      4,392,717     44,246,984
                                                      -----------   ------------   ------------
Increase (Decrease) in Cash and Cash Equivalents....     (270,187)   (23,514,248)    24,204,113
Cash and Cash Equivalents:
  Beginning of Year.................................    1,162,352     24,676,600        472,487
                                                      -----------   ------------   ------------
  End of Year.......................................  $   892,165   $  1,162,352   $ 24,676,600
                                                      ===========   ============   ============

                             See Accompanying Notes

                       REDHOOK ALE BREWERY, INCORPORATED

                         NOTES TO FINANCIAL STATEMENTS

 1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     Redhook Ale Brewery, Incorporated (the "Company") was incorporated on May 4, 1981 for the purpose of brewing, marketing and selling craft beers. Its operations consist of a brewery and distribution facility in the Fremont area of Seattle, Washington; a brewery in the Seattle suburb of Woodinville, Washington; and, a brewery in Portsmouth, New Hampshire. As of December 31, 1997, the Company's products were distributed in 48 states.

     In 1994, the Company signed an agreement (the "Distribution Alliance" or the "Alliance") with Anheuser-Busch, Incorporated ("A-B"), pursuant to which the Company utilizes A-B's national distribution network as the Company expands the markets in which it sells Redhook products. In addition, A-B purchased 1,289,872 shares of Series B convertible redeemable preferred stock (the "Series B Preferred Stock") and 236,756 newly issued shares of common stock in connection with the Distribution Alliance. As of December 31, 1997, A-B owned 25% of the Company's voting stock, which is the maximum percentage currently allowed under the agreements with the Company.

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

  Fixed Assets

     Fixed assets are stated at cost. Significant additions and improvements are capitalized. Maintenance and repairs are expensed as incurred. Upon disposition of fixed assets, any gains or losses are reflected in the statement of operations. The Company provides for depreciation and amortization using the straight-line method to recognize the costs over the following estimated useful lives:

Buildings....................................  31 - 40 years
Brewery equipment............................  20 - 25 years
Leasehold improvements.......................  Lesser of lease term or useful life
Furniture, fixtures and other equipment......  2 - 10 years
Vehicles.....................................  5 years

  Earnings (Loss) per Share

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("Statement 128"). Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been presented and, where necessary, restated to conform to the Statement 128 requirements and SEC Staff Accounting Bulletin No. 98.

     The calculation of adjusted weighted-average shares outstanding for purposes of computing diluted earnings (loss) per share includes the effect of all outstanding convertible redeemable preferred stock and outstanding stock options for the years ended December 31, 1996 and 1995. The convertible preferred stock and outstanding stock options have been excluded from the calculation of diluted loss per share for the year

                       REDHOOK ALE BREWERY, INCORPORATED
ended December 31, 1997 because their effect is antidilutive. The calculation uses the treasury stock method in determining the resulting incremental average equivalent shares outstanding.

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

  Reclassifications

     Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation.

 2. INVENTORIES

     Inventories consist of the following:

                                                            DECEMBER 31,
                                                      ------------------------
                                                         1997          1996
                                                      ----------    ----------
Finished goods......................................  $1,387,933    $1,264,480
Raw materials.......................................     879,836       282,603
Promotional merchandise.............................     328,064       511,089
Packaging materials.................................     219,949       171,204
                                                      ----------    ----------
                                                      $2,815,782    $2,229,376
                                                      ==========    ==========

     Finished goods include beer held in fermentation prior to the filtration and packaging process.

 3. OTHER CURRENT ASSETS

     Other current assets consist of the following:

                                                            DECEMBER 31,
                                                       ----------------------
                                                         1997         1996
                                                       --------    ----------
Prepaid expenses.....................................  $226,636    $  374,478
Insurance receivable, construction claim.............        --     1,157,328
Other................................................   292,879       194,136
                                                       --------    ----------
                                                       $519,515    $1,725,942
                                                       ========    ==========

                       REDHOOK ALE BREWERY, INCORPORATED

 4. FIXED ASSETS

     Fixed assets consist of the following:

                                                           DECEMBER 31,
                                                    --------------------------
                                                       1997           1996
                                                    -----------    -----------
Land and improvements.............................  $ 5,163,835    $ 5,163,835
Buildings.........................................   36,198,909     28,994,115
Brewery equipment.................................   52,660,874     47,683,654
Furniture, fixtures and other equipment...........    3,233,712      2,756,420
Leasehold improvements............................      546,831        480,161
Vehicles..........................................      136,478        136,478
Construction in progress..........................      136,749      7,105,985
                                                    -----------    -----------
                                                     98,077,388     92,320,648
Less accumulated depreciation and amortization....    9,315,952      5,963,089
                                                    -----------    -----------
                                                    $88,761,436    $86,357,559
                                                    ===========    ===========

 5. DEBT

     Long-term debt consists of the following:

                                                             DECEMBER 31,
                                                    -------------------------------
                                                       1997                 1996
                                                    -----------          ----------
Note payable to bank, currently payable monthly at
  $21,538, including interest at 7.36%, maturing
  in 2006.........................................  $ 1,690,732          $1,823,318
Secured Facility, payable to bank monthly at
  $37,500, plus accrued interest, interest at
  6.94% at December 31, 1997, due 2002............    8,775,000                  --
Bank facility, interest at 6.625% at December 31,
  1996............................................           --           4,500,000
                                                    -----------          ----------
Total long-term debt..............................   10,465,732           6,323,318
Current portion...................................      591,759             132,554
                                                    -----------          ----------
                                                    $ 9,873,973          $6,190,764
                                                    ===========          ==========

     Annual principal payments required on long-term debt during the next five years and thereafter are as follows:

1998............................................  $   591,759
1999............................................      597,549
2000............................................      608,645
2001............................................      621,196
2002............................................    7,159,417
Thereafter......................................      887,166
                                                  -----------
                                                  $10,465,732
                                                  ===========

     On June 5, 1997, the Company elected to convert the $9 million outstanding balance of its secured bank facility (the "Secured Facility") to a five-year term loan with a 20-year amortization schedule. In addition, the Company has $10 million available under an unsecured revolving credit facility with the same bank through June 5, 1999, and as of December 31, 1997, there were no borrowings outstanding on this facility. Interest accrues at a variable rate based on the Inter Bank Offered Rate ("IBOR"), plus 1.25% to 2.75% for the Secured Facility, and plus 1.00% to 2.50% on the unsecured facility, depending on the Company's debt-to-

                       REDHOOK ALE BREWERY, INCORPORATED
tangible net worth ratio. The Company can fix the rate by selecting IBOR for one- to twelve-month periods as a base.

     The note payable to the bank and the Secured Facility are with the same bank and are secured by all of the Company's Washington State brewing equipment, inventories and accounts receivable.

     The fair market value of the Company's variable rate debt is assumed to approximate its carrying value. The fair value of the Company's fixed rate debt is also assumed to equal its carrying value as the rate is adjusted every three years and was recently adjusted.

     The Company made interest payments totaling $587,000, $290,000 and $444,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Interest capitalized as a part of construction costs for the years ended December 31, 1997, 1996 and 1995 totaled $270,000, $291,000 and $402,000, respectively.
Included in other assets are capitalized loan fees with a net unamortized balance of $56,000 and $54,000 at December 31, 1997 and 1996, respectively.

 6. CONVERTIBLE REDEEMABLE PREFERRED STOCK

     Convertible redeemable preferred stock outstanding is as follows:

                                                           DECEMBER 31,
                                                    --------------------------
                                                       1997           1996
                                                    -----------    -----------
Series B, par value $0.005 per share, issued and
  outstanding 1,289,872 shares; net of unamortized
  offering costs..................................  $15,966,255    $15,921,855
                                                    ===========    ===========

     There are 10,000,000 shares of preferred stock authorized. During 1993, the Board of Directors designated 1,242,857 preferred shares as Series A Preferred Stock. In August 1993, the Company sold all such designated shares of Series A Preferred Stock to existing common shareholders, institutional investors and other qualified or accredited investors for approximately $8.7 million, or $7.00 per share. All shares of Series A Preferred Stock were automatically converted to an equal number of common shares upon the closing of the Company's initial public offering in August 1995.

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

     Holders of Series B Preferred Stock generally are entitled to receive dividends at a rate equal to any dividends declared on common stock, when and if dividends are declared by the Company's Board of Directors. In addition, under certain circumstances relating to the termination of the Distribution Alliance by A-B, the Series B Preferred Stock would prospectively accumulate preferential dividends until stock

                       REDHOOK ALE BREWERY, INCORPORATED
redemption at a fixed annual rate based on the ten-year U.S. Treasury rate, plus 2.75%. Holders of Series B Preferred Stock also have mandatory redemption rights and liquidation preferences equal to $12.61 per share, plus any accumulated and unpaid dividends. The Company is required to redeem all shares of outstanding Series B Preferred Stock on December 31, 2004, or on December 31, 2014, under certain other conditions relating to a termination of the Distribution Alliance by A-B.

     The difference between the issuance price, net of offering costs, of the convertible redeemable preferred stock and the redemption value is accreted periodically through the redemption date by a charge to retained earnings.

 7. COMMON STOCKHOLDERS' EQUITY

  Note Receivable for Stock Purchase

     The Company's President had an interest-bearing loan for $183,000 and $333,000 outstanding at December 31, 1997 and 1996, respectively, related to the exercise of stock options in 1994. The loan is secured by Company stock held by the officer and is included as a reduction in common stockholders' equity. Principal payments received on the loan have been reflected in the Statement of Cash Flows as a financing activity and as an increase in common stockholders' equity. The note, including interest accruing at 6% per year, is due no later than September 30, 2001.

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

     Under the terms of the Company's incentive stock option plans, employees and directors may be granted options to purchase the Company's common stock at no less than 100% of the market price on the date the option is granted. At December 31, 1997, 1996 and 1995, a total of 545,071, 743,181 and 790,421 options, respectively, were available for future grants under the plans.

     In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123"), which established accounting and reporting standards for stock-based employee compensation plans. Statement 123 defines a fair value-based method of accounting for these equity instruments. This method measures compensation cost based on the value of the award and

                       REDHOOK ALE BREWERY, INCORPORATED
recognizes that cost over the service period. As permitted under Statement 123, the Company has elected to continue accounting for stock-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees ("Opinion 25"). Accordingly, because the grant price equals the market price on the date of grant, no compensation expense is recognized for stock options issued. Had compensation cost for the Company's stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by Statement 123, the Company's net income (loss) and earnings (loss) per share for the years ended December 31, 1997, 1996 and 1995 would have been impacted as indicated in the following table. Pursuant to the provisions of Statement 123, the pro forma results shown below only reflect the impact of options granted in 1997, 1996 and 1995. Since option vesting occurs over five years, the pro forma impact is expected to increase for the next 3 - 5 years and then remain relatively constant thereafter, absent significant changes to valuation assumptions or option grant patterns.

                                                        YEAR ENDED DECEMBER 31,
                                                ---------------------------------------
                                                   1997           1996          1995
                                                -----------    ----------    ----------
Reported net income (loss)....................  $(1,398,966)   $3,085,544    $3,182,453
Pro forma net income (loss)...................   (1,966,482)    2,609,350     3,064,581

Reported basic earnings (loss) per share......  $     (0.18)   $     0.40    $     0.63
Reported diluted earnings (loss) per share....        (0.18)         0.34          0.44

Pro forma basic earnings (loss) per share.....  $     (0.26)   $     0.34    $     0.61
Pro forma diluted earnings (loss) per share...        (0.26)         0.29          0.42

     The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact) is estimated on the date of grant using Black-Scholes option-pricing model with the following weighted average assumptions:

                                                     1997      1996         1995
                                                    ------    ------    -------------
Expected life of option...........................  5 yrs.    5 yrs.           5 yrs.
Risk-free interest rate...........................   6.47%     6.42%    5.63 to 6.88%
Expected volatility of the Company's stock........   50.0%     50.0%            50.0%
Expected dividend yield on the Company's stock....    0.0%      0.0%             0.0%

     The weighted average estimated fair value of options granted during the years ended December 31, is as follows:

                                                     1997         1996         1995
                                                  ----------    --------    ----------
Total number of options granted...............       294,500      68,000       227,700
Estimated fair value of each option granted...    $     5.29    $  10.72    $    10.26
Total estimated fair value of all options
  granted.....................................    $1,556,462    $728,960    $2,336,202

     In accordance with Statement 123, the weighted average estimated fair value of stock options granted is required to be based on a theoretical statistical model using the preceding Black-Scholes assumptions. In actuality, because Company stock options do not trade on a secondary exchange, employees can receive no value nor derive any benefit from holding stock options under these plans without an increase, above the grant price, in the market price of the Company's stock. Such an increase in stock price would benefit all stockholders commensurately. Refer to the table below for the average grant price for options granted during 1997, 1996, and 1995.

                       REDHOOK ALE BREWERY, INCORPORATED

     Presented below is a summary of stock option plans' activity for the years shown:

                                          SHARES OF
                                            COMMON      WEIGHTED      OPTIONS       WEIGHTED
                                            STOCK       AVERAGE     EXERCISABLE     AVERAGE
                                          UNDER THE     EXERCISE         AT         EXERCISE
                                             PLAN        PRICE      END OF YEAR      PRICE
                                          ----------    --------    ------------    --------
Balance at December 31, 1994............   320,100                     87,799        $ 6.53
  Granted...............................   227,700       $20.11
  Exercised.............................      (957)       12.02
  Canceled..............................    (2,721)       11.37
                                           -------
Balance at December 31, 1995............   544,122                    165,422          8.55
  Granted...............................    68,000        22.75
  Exercised.............................    (1,890)        8.48
  Canceled..............................   (20,760)       20.13
                                           -------
Balance at December 31, 1996............   589,472                    291,312         11.84
  Granted...............................   294,500         9.92
  Exercised.............................    (2,000)        3.33
  Canceled..............................   (96,390)       13.84
                                           -------

Balance at December 31, 1997............   785,582                    346,592        $12.37
                                           =======

     The following table summarizes information for options currently outstanding and exercisable at December 31, 1997:

                            OPTIONS OUTSTANDING
                    ------------------------------------    OPTIONS EXERCISABLE
                                   WEIGHTED                ----------------------
                                    AVERAGE     WEIGHTED                 WEIGHTED
                                   REMAINING    AVERAGE                  AVERAGE
RANGE OF EXERCISE     NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
     PRICES         OUTSTANDING   LIFE (YRS)     PRICE     EXERCISABLE    PRICE
-----------------   -----------   -----------   --------   -----------   --------
$ 1.65 to $ 3.33       70,800        4.02        $ 2.92       70,800      $ 2.92
  7.00 to  11.50      358,100        8.48          9.59       80,940        8.00
 12.61 to  17.00      187,582        6.79         13.16      118,952       13.29
 22.75 to  25.50      169,100        8.14         24.62       75,900       24.41
                      -------                                -------
$ 1.65 to $25.50      785,582        7.60        $13.08      346,592      $12.37
                      =======                                =======

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

                       REDHOOK ALE BREWERY, INCORPORATED

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

8. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per common share:

                                                        YEAR ENDED DECEMBER 31,
                                                ---------------------------------------
                                                   1997           1996          1995
                                                -----------    ----------    ----------
Basic earnings (loss) per share computation:
  Numerator:
     Net income (loss)........................  $(1,398,966)   $3,085,544    $3,182,453
                                                -----------    ----------    ----------
  Denominator:
     Weighted-average common shares...........    7,686,510     7,685,014     5,012,636
                                                -----------    ----------    ----------
     Basic earnings (loss) per share..........  $     (0.18)   $     0.40    $     0.63
                                                ===========    ==========    ==========
Diluted earnings (loss) per share computation:
  Numerator:
     Net income (loss)........................  $(1,398,966)   $3,085,544    $3,182,453
                                                -----------    ----------    ----------
  Denominator:
     Weighted-average common shares...........    7,686,510     7,685,014     5,012,636
                                                -----------    ----------    ----------
     Effect of dilutive securities:
       Series A convertible preferred stock...           --            --       796,791
       Series B convertible preferred stock...           --     1,289,872     1,289,872
       Stock options, net.....................           --       163,057       186,040
                                                -----------    ----------    ----------
     Dilutive potential common shares.........           --     1,452,929     2,272,703
                                                -----------    ----------    ----------
     Denominator for diluted earnings (loss)
       per share..............................    7,686,510     9,137,943     7,285,339
                                                -----------    ----------    ----------
     Diluted earnings (loss) per share........  $     (0.18)   $     0.34    $     0.44
                                                ===========    ==========    ==========

9. INCOME TAXES

     The components of income tax expense (benefit) are as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                 -------------------------------------
                                                   1997          1996          1995
                                                 ---------    ----------    ----------
Current........................................  $(949,146)   $  580,477    $  762,359
Deferred.......................................    404,827     1,193,104     1,027,771
                                                 ---------    ----------    ----------
                                                 $(544,319)   $1,773,581    $1,790,130
                                                 =========    ==========    ==========

     The Company's effective income tax rate was 28.0%, 36.5% and 36.0% for the years ended December 31, 1997, 1996 and 1995, respectively. In 1997, the effective rate was lower than the federal statutory rate due primarily to lower pre-tax results relative to other components of the tax provision calculation, such as the exclusion of a portion of meals and entertainment expenses from tax return deductions. In 1996 and 1995, the effective rate exceeded the 34% federal statutory rate due primarily to the effect of state income taxes.

                       REDHOOK ALE BREWERY, INCORPORATED

     Deferred income taxes reflect the net tax effects of temporary differences between the bases of assets and liabilities for financial reporting purposes and the bases used for income tax return purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                            DECEMBER 31,
                                                      ------------------------
                                                         1997          1996
                                                      ----------    ----------
Deferred tax liabilities:
  Tax-over-book depreciation........................  $7,111,558    $4,166,502
  Other.............................................     561,638       520,957
                                                      ----------    ----------
                                                       7,673,196     4,687,459
Deferred tax assets.................................   3,685,677     1,104,767
                                                      ----------    ----------
Net deferred tax liability..........................  $3,987,519    $3,582,692
                                                      ==========    ==========

     As of December 31, 1997, the Company had net operating loss carryforwards of $6.2 million and alternative minimum tax credit carryforwards of $667,000 which can be utilized to offset regular tax liabilities in future years. The alternative minimum tax credit carryforwards, which have no expiration date, and the tax benefit of the net operating loss carryforwards, which expire in 2012, are the primary components of the Company's deferred tax asset presented above.

     The Company made income tax payments (net of refunds) of $984,000 and $392,000 for the years ended December 31, 1996 and 1995, respectively.

10. COMMITMENTS AND CONTINGENCIES

     The Company leases its Fremont brewery and office premises under operating leases. Terms of the brewery premises lease include annual rental payment adjustments to reflect changes in the Consumer Price Index. In 1997, the company exercised its option to extend the lease through October 2002. The Company has an option to extend the lease for one additional five-year period. The Company has elected to terminate the office lease early. The office lease now runs through January 1999 and the Company will move the corporate offices into the Fremont brewery building during 1998.

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

     Rent expense for the years ended December 31, 1997, 1996 and 1995 totaled $845,000, $532,000, and $451,000, respectively.

                       REDHOOK ALE BREWERY, INCORPORATED

     Minimum aggregate future lease payments under noncancelable operating leases as of December 31, 1997 are as follows:

1998.................................................  $   869,712
1999.................................................      655,676
2000.................................................      644,400
2001.................................................      644,400
2002.................................................      600,282
Thereafter...........................................   16,848,838
                                                       -----------
                                                       $20,263,308
                                                       ===========

     The Company also periodically enters into commitments to purchase certain raw materials in the normal course of business, including hops commitments for a portion of the anticipated production requirements through 2002.

11. EMPLOYEE BENEFIT PLAN

     The Company maintains a 401(k) savings plan for employees age 21 years or older with at least one year of service. The maximum employee contribution is 15% of the participant's compensation. The Company matches 100% of each dollar contributed by a participant, with a maximum matching contribution of 4% of a participant's compensation. The Company's contributions to the plan vest at varying rates up to five years depending upon the employee's years of service and totaled $197,000, $142,000 and $87,000 in 1997, 1996 and 1995, respectively.

12. FINANCIAL INSTRUMENTS, MAJOR CUSTOMERS, AND RELATED-PARTY TRANSACTIONS

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

     The Company's most significant non-Alliance wholesaler, K&L Distributors, Inc., an independent A-B distributor, accounted for approximately 17%, 18% and 24% of total sales in 1997, 1996 and 1995, respectively. The sales to A-B through the Distribution Alliance represented 73%, 59% and 28% of total sales, or $27,668,000, $23,417,000 and $7,950,000 (net of an approximate 2% alliance fee), in 1997, 1996 and 1995, respectively. Additional fees incurred by the Company for A-B administrative and handling charges totaled $191,000, $146,000 and $92,000 in 1997, 1996 and 1995, respectively. The Company purchased certain raw materials through A-B totaling $2,420,000 and $1,728,000 in 1997 and 1996, respectively. Net amounts due from A-B were $232,000 and $502,000 as of December 31, 1997 and 1996, respectively.

                       REDHOOK ALE BREWERY, INCORPORATED

13. INTERIM FINANCIAL DATA (UNAUDITED)

                                               1997 QUARTER ENDED                          1996 QUARTER ENDED
                                    -----------------------------------------   -----------------------------------------
                                    DEC. 31   SEPT. 30    JUNE 30    MAR. 31    DEC. 31   SEPT. 30    JUNE 30    MAR. 31
                                    -------   ---------   --------   --------   -------   ---------   --------   --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Sales.............................  $9,331     $9,719      $9,976     $8,868    $10,159    $10,394    $10,302     $8,555
Less Excise Taxes.................     879        880         975        874       943         963        992        834
                                    ------     ------      ------     ------    -------    -------    -------     ------
Net Sales.........................   8,452      8,839       9,001      7,994     9,216       9,431      9,310      7,721
Cost of Sales.....................   6,690      6,546       6,354      6,372     6,683       6,045      5,798      5,055
                                    ------     ------      ------     ------    -------    -------    -------     ------
Gross Profit......................   1,762      2,293       2,647      1,622     2,533       3,386      3,512      2,666
Selling, General and
  Administrative Expenses.........   2,592      2,451       2,518      2,421     2,342       2,117      1,862      1,532
                                    ------     ------      ------     ------    -------    -------    -------     ------
Operating Income (Loss)...........    (830)      (158)        129       (799)      191       1,269      1,650      1,134
Interest Expense and
  Other Income, Net...............    (165)      (152)         13         18        41         128        189        257
                                    ------     ------      ------     ------    -------    -------    -------     ------
Income (Loss) Before Taxes........    (995)      (310)        142       (781)      232       1,397      1,839      1,391
Provision (Benefit) for Income
  Taxes...........................    (279)       (44)         71       (293)       85         510        671        507
                                    ------     ------      ------     ------    -------    -------    -------     ------
Net Income (Loss).................  $ (716)    $ (266)     $   71     $ (488)   $  147     $   887    $ 1,168     $  884
                                    ======     ======      ======     ======    =======    =======    =======     ======
Basic Earnings (Loss) per Share...  $(0.09)    $(0.03)     $ 0.01     $(0.06)   $ 0.02     $  0.12    $  0.15     $ 0.11
                                    ======     ======      ======     ======    =======    =======    =======     ======
Diluted Earnings (Loss) per
  Share...........................  $(0.09)    $(0.03)     $ 0.01     $(0.06)   $ 0.02     $  0.10    $  0.13     $ 0.10
                                    ======     ======      ======     ======    =======    =======    =======     ======
Barrels Shipped...................    52.8       54.0        56.4       51.4      58.1        57.6       59.3       49.7

     The 1996 and first three quarters of 1997 earnings (loss) per share amounts have been restated to comply with Statement 128.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the Company's directors and executive officers is incorporated by reference from the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement") under the captions "Board of Directors" or "Executive Compensation."

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated by reference from the 1998 Proxy Statement caption "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management is incorporated by reference from the 1998 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is incorporated by reference from the 1998 Proxy Statement under the caption "Certain Transactions."

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

     The following documents are filed as part of this report:

        1. Financial Statements and Financial Statement Schedules. See Index to Financial Statements at Item 8 on page 24 of this report. All other financial statement schedules are omitted because they were not required or the required information is included in the Financial Statements or Notes thereto.

        2. Exhibit Index is included in the Form 10-K filed with Securities and Exchange Commission.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 25, 1998.

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

                       SIGNATURE                                     TITLE                    DATE
                       ---------                                     -----                    ----

/s/ PAUL S. SHIPMAN                                       President, Chief Executive     March 25, 1998
--------------------------------------------------------  Officer and Chairman of the
Paul S. Shipman                                           Board (Principal Executive
                                                          Officer)

/s/ BRADLEY A. BERG                                       Executive Vice President       March 25, 1998
--------------------------------------------------------  and Chief Financial Officer
Bradley A. Berg                                           (Principal Financial
                                                          Officer)

/s/ DAVID H. KIRSKE                                       Controller and Treasurer       March 25, 1998
--------------------------------------------------------  (Principal Accounting
David H. Kirske                                           Officer)

/s/ GORDON A. BOWKER                                      Director                       March 25, 1998
--------------------------------------------------------
Gordon A. Bowker

/s/ JOHN T. CARLETON                                      Director                       March 25, 1998
--------------------------------------------------------
John T. Carleton

/s/ FRANK H. CLEMENT                                      Director                       March 25, 1998
--------------------------------------------------------
Frank H. Clement

/s/ DAVID R. ENGLISH                                      Director                       March 25, 1998
--------------------------------------------------------
David R. English

/s/ JERRY D. JONES                                        Director                       March 25, 1998
--------------------------------------------------------
Jerry D. Jones

/s/ BRUCE M. SANDISON                                     Director                       March 25, 1998
--------------------------------------------------------
Bruce M. Sandison

/s/ WALTER F. WALKER                                      Director                       March 25, 1998
--------------------------------------------------------
Walter F. Walker

/s/ DENNIS P. WESTON                                      Director                       March 25, 1998
--------------------------------------------------------
Dennis P. Weston

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

March 25, 1998

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

         (1) 10.2 Securities Purchase Agreement dated as of July 21, 1993, among Registrant and certain investors

         (1) 10.3  Amendment No. 2 dated as of October 18, 1994, to
                   Securities Purchase Agreement dated as of July 21, 1993 (see Exhibits 10.1 and 10.2)

         (1) 10.4 Investment Agreement dated as of October 18, 1994, between the Registrant and Anheuser-Busch, Incorporated

         (1) 10.5 Registration Rights Agreement dated as of August 9, 1993, between the Registrant and Purchasers (as defined therein)

         (1) 10.6 Amendment No. 1 dated as of October 18, 1994, to Registration Rights Agreement dated as of August 9, 1993

         (1) 10.7 Registration Rights Agreement dated as of October 18, 1994, between Registrant and Anheuser-Busch, Incorporated

         (1) 10.8 Employment Agreement between Registrant and Paul Shipman, dated October 18, 1994

         (1) 10.9 Multi-Tenant Lease between the Quadrant Corporation and Registrant, dated June 1, 1987, as amended, November 5, 1987, February 1, 1988, March 29, 1988, June 27, 1988, October 27,
                   1988, June 18, 1991, October 1, 1991, December 22, 1992 and
                   March 31,1993

         (1) 10.10 Lease Agreement between Lake Union Center Phase One Limited Partnership and Registrant, dated December 15, 1994

         (1) 10.11 Sublease between Pease Development Authority as
                   Sublessor and Registrant as Sublessee, dated May 30, 1995

         (1) 10.12 Agreement between Owner (Registrant) and Construction Manager (Seattle Construction Services, Inc.) for Phase I of the New Brewery; Woodinville, Washington, dated May 1, 1993

         (1) 10.13 Agreement Between Owner (Registrant) and Construction Manager (Seattle Construction Services, Inc.) for Redhook's New Hampshire Brewery Facility, dated September 14, 1994

         (1) 10.14 Amended and Restated Registrant's Directors Stock Option Plan

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

         (1) 10.17 New York Life Insurance Policy No. 44 939 338 for Paul Shipman, dated July 1, 1993

         (1) 10.18 Amended and Restated Credit Agreement between U.S. Bank of Washington, National Association and Registrant, dated June 5, 1995

         (1) 10.19 Loan Agreement between the City of Seattle Industrial Development Corporation and Registrant, dated November 1, 1991

         (1) 10.20 Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated November 1, 1991, as amended, June 5, 1995

       (1)(6)10.21 Master Distributor Agreement between Registrant and
                   Anheuser-Busch, Incorporated, dated

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

         (1) 10.25 Letter Agreement dated as of July 31, 1995, between Registrant and Anheuser-Busch, Incorporated

             10.26 Employment Agreement between Registrant and Bradley A. Berg, dated December 16, 1997

             10.27 Employment Agreement between Registrant and David J.
                   Mickelson, dated December 15, 1997

             10.28 Employment Agreement between Registrant and Allen L Triplett, dated December 16, 1997

             10.29 Employment Agreement between Registrant and Pamela J.
                   Hinckley, dated December 30, 1997

         (3) 10.30 Amendment No. 1 dated as of June 26, 1996, to Master Distribution Agreement between Registrant and Anheuser-Busch, Incorporated, dated October 18, 1994

         (3) 10.31 Amendment dated as of February 27, 1996, to
                   Registrant's 1992 Stock Incentive Plan, as amended

         (3) 10.32 Amendment dated as of February 27, 1996, to Amended and Restated Registrant's Directors Stock Option Plan

         (3) 10.33 Amendment dated as of July 25, 1996, to Registrant's 1992 Stock Incentive Plan, as amended

         (4) 10.34 First Amendment dated as of July 25, 1996, to Amended and Restated Credit Agreement between U.S. Bank of Washington, National Association and Registrant, dated June 5, 1995

         (5) 10.35 Second Amendment to Amended and Restated Credit Agreement between U.S. Bank of Washington, National Association and Registrant, dated September 15, 1997

         (5) 10.36 Consent, Waiver and Amendment, dated September 19,
                   1997, to Master Distributor Agreement between Registrant and Anheuser-Busch, Incorporated, dated October 18, 1994

         (1)  21.1 Subsidiaries of the Registrant

              23.1 Consent of Independent Auditors

              27.1 Financial Data Schedule for the years ended December 31,
                   1997, and 1995 and for the quarter ended March 31, 1996.

              27.2 Financial Data Schedule for the quarters ended September 30,
                   1997, June 30, 1997 and March 31, 1997.

              27.3 Financial Data Schedule for the year ended December 31, 1996 and for the quarters ended September 30, 1996 and June 30, 1996.

(1) Incorporated by reference to same exhibit number as in the Company's Registration Statement on Form S-1, Registrant No. 33-94166.

(2) Incorporated by reference to same exhibit number as in the Company's Form 10-K for the year ended December 31, 1995.

(3) Incorporated by reference to same exhibit number as in the Company's Form 10-Q for the quarter ended June 30, 1996.

(4) Incorporated by reference to same exhibit number as in the Company's Form 10-Q for the quarter ended September 30, 1996.

(5) Incorporated by reference to same exhibit number as in the Company's Form 10-Q for the quarter ended September 30, 1997.

(6) Confidential treatment has been granted for portions of this document.