Form 10-Q
period 1998-03-31
REDHOOK ALE BREWERY INC
filed 1998-05-13
CIK 892222

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


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


                         COMMISSION FILE NUMBER 0-26542
                           ---------------------------



                        REDHOOK ALE BREWERY, INCORPORATED
             (Exact name of registrant as specified in its charter)


          WASHINGTON                                              91-1141254
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)



        3400 PHINNEY AVENUE NORTH                                 98103-8624
          SEATTLE, WASHINGTON
(Address of principal executive offices)                          (Zip Code)



       Registrant's telephone number, including area code: (206) 548-8000


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
      subject to such filing requirements for the past 90 days. Yes  X   No__


Common stock, par value $.005 per share: 7,687,486 shares outstanding as of March 31, 1998.

                    Page 1 of 14 sequentially numbered pages

================================================================================

                        REDHOOK ALE BREWERY, INCORPORATED

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                TABLE OF CONTENTS



                                                                                PAGE
                                                                                ----
PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

            Balance Sheets
                 March 31, 1998 and December 31, 1997 ........................     3

            Statements of Operations
                 Three Months Ended March 31, 1998 and 1997 ..................     4

            Condensed Statements of Cash Flows
                 Three Months Ended March 31, 1998 and 1997 ..................     5

            Notes to Financial Statements.....................................     6

ITEM 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations ........................................     8


PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K....................................     13


PART I.
ITEM 1. FINANCIAL STATEMENTS

                        REDHOOK ALE BREWERY, INCORPORATED

                                 BALANCE SHEETS


                                                        MARCH 31,      DECEMBER 31,
                                                          1998             1997
                                                      -----------      -----------
                                                      (Unaudited)
                                 ASSETS
Current Assets:
  Cash and Cash Equivalents ....................      $   837,832      $   892,165
  Accounts Receivable ..........................        1,852,962        1,588,368
  Inventories ..................................        2,281,166        2,815,782
  Income Taxes Receivable ......................        1,494,864        1,124,813
  Other ........................................          450,339          519,515
                                                      -----------      -----------

    Total Current Assets .......................        6,917,163        6,940,643
Fixed Assets, Net ..............................       88,257,572       88,761,436
Other Assets ...................................          887,089        1,067,264
                                                      -----------      -----------

      Total Assets .............................      $96,061,824      $96,769,343
                                                      ===========      ===========


                  LIABILITIES, PREFERRED STOCK
                 AND COMMON STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable .............................      $ 2,370,343      $ 2,290,012
  Accrued Salaries, Wages and Payroll Taxes ....        1,069,161        1,322,966
  Refundable Deposits ..........................        1,146,133        1,166,070
  Other Accrued Expenses .......................          395,063          231,816
  Current Portion of Long-Term Debt ............          589,507          591,759
                                                      -----------      -----------

    Total Current Liabilities ..................        5,570,207        5,602,623
                                                      -----------      -----------

Long-Term Debt, Net of Current Portion .........        9,729,571        9,873,973
                                                      -----------      -----------

Deferred Income Taxes ..........................        4,129,680        3,987,519
                                                      -----------      -----------

Other Liabilities ..............................               --           40,546
                                                      -----------      -----------

Convertible Redeemable Preferred Stock .........       15,977,355       15,966,255
                                                      -----------      -----------

Common Stockholders' Equity:
  Common Stock, Par Value $0 005 per Share,
    Authorized, 50,000,000 Shares;
    Issued and Outstanding,
    7,687,486 Shares in 1998 and
    7,687,486 Shares in 1997 ...................           38,438           38,438
  Additional Paid-In Capital ...................       56,888,633       56,805,633
  Retained Earnings ............................        3,727,940        4,454,356
                                                      -----------      -----------

      Total Common Stockholders' Equity ........       60,655,011       61,298,427
                                                      -----------      -----------
        Total Liabilities, Preferred Stock and
          Common Stockholders' Equity ..........      $96,061,824      $96,769,343
                                                      ===========      ===========

                             See Accompanying Notes

                        REDHOOK ALE BREWERY, INCORPORATED

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                   THREE MONTHS ENDED MARCH 31,
                                                  -----------------------------
                                                     1998               1997
                                                  -----------       -----------
Sales ......................................      $ 8,504,610       $ 8,868,210
Less Excise Taxes ..........................          809,623           874,356
                                                  -----------       -----------

Net Sales ..................................        7,694,987         7,993,854
Cost of Sales ..............................        6,140,847         6,371,882
                                                  -----------       -----------

Gross Profit ...............................        1,554,140         1,621,972
Selling, General and Administrative Expenses        2,329,186         2,421,142
                                                  -----------       -----------

Operating Loss .............................         (775,046)         (799,170)
Interest Expense ...........................          181,458                --
Other Income-- Net .........................           15,300            18,311
                                                  -----------       -----------

Loss before Income Taxes ...................         (941,204)         (780,859)
Income Taxes Benefit .......................         (225,888)         (292,822)
                                                  -----------       -----------

Net Loss ...................................      $  (715,316)      $  (488,037)
                                                  ===========       ===========

Basic Loss per Share .......................      $     (0.09)      $     (0.06)
                                                  ===========       ===========

Diluted Loss per Share .....................      $     (0.09)      $     (0.06)
                                                  ===========       ===========

                             See Accompanying Notes

                        REDHOOK ALE BREWERY, INCORPORATED

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                          THREE MONTHS ENDED MARCH 31,
                                                         -----------------------------
                                                            1998              1997
                                                         -----------       -----------
OPERATING ACTIVITIES
Net Loss ..........................................      $  (715,316)      $  (488,037)
Adjustments to Reconcile Net Loss to Net Cash
  Provided by Operating Activities:
    Depreciation and Amortization .................          906,085           801,202
    Deferred Income Tax Provision .................          142,161          (111,345)
    Net Change in Operating Assets and Liabilities           (56,884)         (108,274)
                                                         -----------       -----------

Net Cash Provided by Operating Activities .........          276,046            93,546
                                                         -----------       -----------

INVESTING ACTIVITIES
Expenditures for Fixed Assets .....................         (266,725)       (2,683,840)
Other .............................................               --            (5,659)
                                                         -----------       -----------

Net Cash Used in Investing Activities .............         (266,725)       (2,689,499)
                                                         -----------       -----------

FINANCING ACTIVITIES
Proceeds from Debt ................................               --         2,050,000
Repayments on Debt ................................         (146,654)         (582,725)
Officer Note Repayment and Other, Net .............           83,000             1,332
                                                         -----------       -----------

Net Cash (Used in) Provided by Financing Activities          (63,654)        1,468,607
                                                         -----------       -----------

Decrease in Cash and Cash Equivalents .............          (54,333)       (1,127,346)
Cash and Cash Equivalents:
  Beginning of Year ...............................          892,165         1,162,352
                                                         -----------       -----------

  End of Period ...................................      $   837,832       $    35,006
                                                         ===========       ===========

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


2.  EARNINGS (LOSS) PER SHARE

      In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("Statement 128"). Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been presented and, where necessary, restated to conform to the Statement 128 requirements and SEC Staff Accounting Bulletin No. 98.

      The calculation of adjusted weighted-average shares outstanding for purposes of computing diluted earnings (loss) per share excludes the effect of all outstanding convertible redeemable preferred stock and outstanding stock options for the three months ended March 31, 1998 and 1997 because their effect is antidilutive. The calculation uses the treasury stock method in determining the resulting incremental average equivalent shares outstanding when they are dilutive.

      The following table sets forth the computation of basic and diluted earnings (loss) per common share:

                                                     THREE MONTHS ENDED MARCH 31,
                                                    -----------------------------
                                                       1998              1997
                                                    -----------       -----------
Basic earnings (loss) per share computation:
    Numerator:
        Net income (loss) ....................      $  (715,316)      $  (488,037)
                                                    -----------       -----------

    Denominator:
        Weighted-average common shares .......        7,687,486         7,685,619
                                                    -----------       -----------

            Basic earnings (loss) per share ..      $     (0.09)      $     (0.06)
                                                    ===========       ===========

Diluted earnings (loss) per share computation:
    Numerator:
        Net income (loss) ....................      $  (715,316)      $  (488,037)
                                                    -----------       -----------

    Denominator:
        Weighted-average common shares .......        7,687,486         7,685,619
                                                    -----------       -----------

            Diluted earnings (loss) per share       $     (0.09)      $     (0.06)
                                                    ===========       ===========


                        REDHOOK ALE BREWERY, INCORPORATED

                                   (Unaudited)

3.  INVENTORIES

      Inventories consist of the following:

                              MARCH 31,      DECEMBER 31,
                                1998            1997
                             ----------      ----------
Finished goods ........      $1,071,665      $1,387,933
Raw materials .........         747,689         879,836
Promotional merchandise         287,205         328,064
Packaging materials ...         174,607         219,949
                             ----------      ----------

                             $2,281,166      $2,815,782
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

OVERVIEW

      Since its formation, the Company has focused its business activities on the brewing, marketing and selling of craft beers. For the three months ended March 31, 1998, the Company had gross sales of $8,505,000, a decrease of 4.1% from the three months ended March 31, 1997. The Company believes that period-to-period comparisons of its financial results should not be relied upon as an accurate indicator of future performance. The Company's sales consist predominantly of sales of beer to third-party distributors and Anheuser-Busch, Inc. ("A-B") through the Distribution Alliance. In addition, the Company derives other revenues from the sale of beer, food, apparel and other retail items in its brewery pubs. The Company is required to pay federal excise taxes on sales of its beer. The excise tax burden on beer sales increases from $7 to $18 per barrel on annual production over 60,000 barrels and thus, if sales volume increases, federal excise taxes would increase as a percentage of sales.

      The Company's sales volume declined 4.9% for the three months ended March 31, 1998, compared to the same period in 1997. In addition to the level of consumer demand in existing markets, the Company's sales are also affected by other factors such as competitive considerations, including the increased number of craft brewers and promotional pricing, the opening of new distribution territories and new product introductions. Sales in the craft beer industry generally reflect a degree of seasonality, with the first quarter historically being the slowest and the second half of the year typically demonstrating stronger sales in connection with summer activities and fall and early winter holidays. The Company has historically operated with little or no backlog, and its ability to predict sales for future periods is limited.

      Under normal circumstances, the Company generally operates its brewing facilities up to five days per week, two shifts per day. The Company has increased its company-wide annual production capacity from approximately 3,000 barrels at its first brewery in the Ballard neighborhood of Seattle in 1982 to approximately 425,000 barrels as of March 31, 1998. Production capacity of each facility is added in phases until the facility reaches its maximum designed production capacity. The timing of each phase is affected by the availability of capital, construction constraints and sales growth in new and existing markets. The Portsmouth, New Hampshire brewery began commercial production during October 1996. The Portsmouth Brewery's current production capacity is approximately 100,000 barrels per year and its maximum designed production capacity is approximately 250,000 barrels per year. Additional capital expenditures and production personnel will be required to bring the Portsmouth Brewery to its maximum designed capacity.

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

      In January 1998, production at the Fremont Brewery was significantly reduced. The brewery will serve primarily as a backup facility to the Woodinville Brewery until such time that its production capacity is required on a regular basis, if market conditions improve sufficiently. Due to these changes, 1998 operating costs, including payroll-related costs, are expected to be reduced compared to costs incurred during 1997. The Company is analyzing its current and future production capacity requirements. While the Fremont Brewery continues to serve as a backup facility to the Woodinville Brewery, the Company is considering other alternatives for the brewery and its equipment. Factors considered in the analysis include the near-term outlook for the craft beer industry, the expected value of the equipment under various scenarios and the Company's ability to extend the lease of the Fremont Brewery building.

      In addition to capacity utilization, the Company expects other factors to influence profit margins, including higher costs associated with the development of newer distribution territories, such as increased shipping, marketing and sales personnel costs; fees related to the distribution agreement with A-B; changes in packaging and other material costs; and changes in product sales mix. The incremental cost of shipping beer from the Company's breweries will continue to increase as the volume of beer supplied to more distant markets increases.

      See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Considerations: Issues and Uncertainties."


RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, certain items from the Company's Statements of Operations expressed as a percentage of net sales.

                                                   THREE MONTHS ENDED
                                                         MARCH 31,
                                                  --------------------
                                                   1998          1997
                                                  ------        ------
Sales ......................................       110.5 %       110.9 %
Less Excise Taxes ..........................        10.5          10.9
                                                  ------        ------
Net Sales ..................................       100.0         100.0
Cost of Sales ..............................        79.8          79.7
                                                  ------        ------
Gross Profit ...............................        20.2          20.3
Selling, General and Administrative Expenses        30.3          30.3
                                                  ------        ------
Operating Income (Loss) ....................       (10.1)        (10.0)
Interest Income (Expense) -- Net ...........        (2.1)          0.2
                                                  ------        ------
Income (Loss) Before Income Taxes ..........       (12.2)         (9.8)
Provision (Benefit) for Income Taxes .......        (2.9)         (3.7)
                                                  ------        ------
Net Income (Loss) ..........................        (9.3)%        (6.1)%
                                                  ======        ======


THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

      Sales. Total sales decreased 4.1% to $8,505,000 for three months ended March 31, 1998, compared to $8,868,000 for the comparable 1997 period, as a 4.9% decrease in total sales volumes and relatively stable prices were partially offset by a small increase in other sales. Total sales volumes for the first quarter of 1998 decreased to 48,900 barrels from 51,400 barrels for the same period in 1997. Sales volume in Washington State, the Company's largest market, increased slightly in the first quarter of 1998 compared to the first quarter of 1997. The competitive landscape continues to be affected by the increase in the number of craft beer companies and the number of different products they offer. The Company's other sales totaled $690,000 for first quarter of 1998, compared to $628,000 for first quarter of 1997. At March 31, 1998 and 1997, the Company was selling beer in 47 states.

      Excise Taxes. Excise taxes decreased to $810,000, or 10.5% of net sales, for first quarter of 1998, compared to $874,000, or 10.9% of net sales, for the comparable period of 1997.

      Cost of Sales. Cost of sales decreased to $6,141,000 for three months ended March 31, 1998 from $6,372,000 for same period in 1997, primarily due to the lower sales volume and the positive effect of decreased production costs at the Fremont Brewery, partially offset by an increase in depreciation expense related to the kegging and cold storage facility in Woodinville. Cost of sales, as a percentage of net sales, was substantially unchanged at 79.8% for the 1998 period, compared to 79.7% for the 1997 period, despite the lower sales volume and increased depreciation. The company-wide utilization rate of maximum designed capacity was 34% and 36% for three months ended March 31, 1998 and 1997, respectively.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $2,329,000 for the first three months of 1998 from $2,421,000 for the same period of 1997 due to reductions in both sales and marketing, and administrative costs. These expenses remained unchanged, as a percentage of net sales, at 30.3% for both the 1998 and 1997 periods. The first quarter is historically the slowest quarter for promotional expenditures.

      Interest Expense. Interest expense totaled $181,000 for the first quarter of 1998 as the result of substantially all construction in progress being placed in service on July 1, 1997. All interest costs incurred in first quarter of 1997 were capitalized to the construction projects.

      Other Income -- Net. Other income -- net, decreased slightly to $15,000 for the first three months of 1998, compared to $18,000 for the same 1997 period.

      Income Taxes. The Company's effective income tax rate decreased to a 24.0% benefit for the first quarter of 1998 from a 37.5% benefit for the first quarter of 1997. The change is primarily the result of lower estimated pre-tax results for the full year of 1998, relative to other components of the tax provision calculation, such as the exclusion of a portion of meals and entertainment expenses from tax return deductions.


LIQUIDITY AND CAPITAL RESOURCES

      The Company had $838,000 and $892,000 of cash and cash equivalents at March 31, 1998 and December 31, 1997, respectively. At March 31, 1998, the Company had working capital of $1,347,000. The Company's long-term debt as a percentage of total capitalization (long-term debt, preferred stock and common stockholders' equity) was unchanged at 11.9% as of March 31, 1998 and December 31, 1997. Cash provided by operating activities totaled $276,000 and $94,000 for the three months ended March 31, 1998 and 1997, respectively.

      On June 5, 1997, the Company converted the $9 million outstanding balance of its secured bank facility (the "Secured Facility") to a five-year term loan with a 20-year amortization schedule. As of March 31, 1998, there was $8.7 million outstanding on the Secured Facility and the Company's one-month IBOR-based borrowing rate was approximately 6.9%. In addition, the Company has a $10 million unsecured revolving credit facility with the same bank through June 5, 1999, and as of March 31, 1998, there were no borrowings outstanding on this facility. Interest accrues at a variable rate based on the Inter Bank Offered Rate ("IBOR"), plus 1.25% to 2.75% for the Secured Facility, and plus 1.00% to 2.50% on the unsecured facility, depending on the Company's debt-to-tangible net worth ratio. The Company can fix the rate by selecting IBOR for one- to twelve-month periods as a base.

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

      Capital expenditures for the three months ended March 31, 1998 totaled $267,000, including $22,000 that was accrued at December 31, 1997. Capital expenditures for 1998 are expected to total approximately $500,000.

      The Company has certain commitments, contingencies and uncertainties relating to its normal operations. Management believes that any such commitments, contingencies or uncertainties, including any environmental uncertainties, will not have a material adverse effect on the Company's financial position or results of operations.

CERTAIN CONSIDERATIONS: ISSUES AND UNCERTAINTIES

      The Company does not provide forecasts of future financial performance or sales volumes, although this Quarterly Report contains certain other types of forward-looking statements that involve risks and uncertainties. The Company may, in discussions of its future plans, objectives and expected performance in periodic reports filed by the Company with the Securities and Exchange Commission (or documents incorporated by reference therein) and in written and oral presentations made by the Company, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on assumptions that the Company believes are reasonable, but are by their nature inherently uncertain. In all cases, there can be no assurance that such assumptions will prove correct or that projected events will occur. Actual results could differ materially from those projected depending on a variety of factors, including, but not limited to, the issues discussed below, the successful execution of market development and other plans and the availability of financing. While Company management is optimistic about the Company's long-term prospects, the following issues and uncertainties, among others, should be considered in evaluating its growth outlook and any forward-looking statements.

      Effect of Competition on Future Growth. The domestic market in which the Company's craft beers are sold is highly competitive due to the proliferation of small craft brewers, including contract brewers, the increase in the number of products offered by such brewers and the introduction of fuller-flavored products by major national brewers. The Company's revenue growth rate began to slow in late 1996 and sales have declined in 1997 and in the first three months of 1998, due primarily to slower sales in the highly competitive craft beer market. If negative sales trends were to continue, the Company's future sales and results of operations would be adversely affected. The Company has historically operated with little or no backlog and, therefore, its ability to predict sales for future periods is limited.

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

      Dependence on Third-Party Distributors. The Company relies heavily on third-party distributors for the sale of its products to retailers. The Company's most significant non-Alliance wholesaler, K&L Distributors, Inc., an A-B affiliated wholesaler in the Seattle area, accounted for approximately 16% of the Company's sales during the first three months of 1998. Substantially all of the remaining sales volumes are now through the Distribution Alliance to A-B affiliated distributors, most of whom are independent wholesalers. The loss of K&L or the termination of the Distribution Alliance could have a material adverse impact on the Company's sales and results of operations.

      Customer Acceptance, Consumer Trends and Public Attitudes. If consumers were unwilling to accept the Company's products or if the recent trends toward drinking craft beers were to change further, it could adversely impact the Company's sales and results of operations. The alcoholic beverage industry has become the subject of considerable societal and political attention in recent years due to increasing public concern over alcohol-related social problems, including drunk driving, underage drinking and health consequences from the misuse of alcohol. If beer consumption in general were to come into disfavor among domestic consumers, or if the domestic beer industry were subjected to significant additional governmental regulation, the Company's sales and results of operations could be adversely affected.

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


NEW ACCOUNTING STANDARD

      In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The new rules require that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Statement 130 is effective for fiscal years beginning after December 15, 1997.

      The Company has evaluated this statement and has determined that it will have no impact on the Company's financial statements.

PART II.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)   EXHIBITS
      The following exhibits are filed as part of this report.

      10.37 Purchasing Agreement dated as of March 27, 1998, between Registrant and Anheuser-Busch, Incorporated.

      27       Financial Data Schedule for the three months ended March 31,
               1998.

(B)   REPORTS ON FORM 8-K

      None were filed during the quarter ended March 31, 1998.


ITEMS 1, 2, 3, 4 AND 5 OF PART II ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on May 13, 1998.


                                        REDHOOK ALE BREWERY, INCORPORATED




                                        BY: /s/  BRADLEY A. BERG
                                           -------------------------------------
                                           Bradley A. Berg
                                           Executive Vice President and
                                           Chief Financial Officer








                                        BY: /s/  DAVID H. KIRSKE
                                            ------------------------------------
                                            David H. Kirske
                                            Controller and Treasurer,
                                            Principal Accounting Officer


DATE: May 13, 1998

                                EXHIBIT INDEX


Exhibit     Description
Number
-------     -------------------------------------------------------------------

 10.37 Purchasing Agreement dated as of March 27, 1998, between Registrant and Anheuser-Busch, Incorporated.

 27         Financial Data Schedule for the three months ended March 31, 1998.