Form 10-Q
period 1998-06-30
REDHOOK ALE BREWERY INC
filed 1998-08-12
CIK 892222

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


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                    Common stock, par value $.005 per share:
               7,687,486 shares outstanding as of June 30, 1998.

                    Page 1 of 15 sequentially numbered pages

================================================================================

                        REDHOOK ALE BREWERY, INCORPORATED

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                TABLE OF CONTENTS



                                                                                                                            PAGE
                                                                                                                          --------
PART I.             FINANCIAL INFORMATION

ITEM 1.             Financial Statements

                          Balance Sheets
                               June 30, 1998 and December 31, 1997 .....................................................     3

                          Statements of Operations
                               Three Months Ended June 30, 1998 and 1997
                               and Six Months Ended June 30, 1998 and 1997 .............................................     4

                          Condensed Statements of Cash Flows
                               Six Months Ended June 30, 1998 and 1997 .................................................     5

                          Notes to Financial Statements.................................................................     6

ITEM 2.             Management's Discussion and Analysis of Financial Condition
                          and Results of Operations ....................................................................     8


PART II.            OTHER INFORMATION

ITEM 6.             Exhibits and Reports on Form 8-K...................................................................     14

PART I
Item 1.  FINANCIAL STATEMENTS

                        REDHOOK ALE BREWERY, INCORPORATED

                                 BALANCE SHEETS


                                                                             JUNE 30,           DECEMBER 31,
                                                                                1998                 1997
                                                                            -----------          -----------
                                                                            (Unaudited)

                                                    ASSETS
Current Assets:
  Cash and Cash Equivalents ..........................................      $ 3,226,434          $   892,165
  Accounts Receivable ................................................        2,193,598            1,588,368
  Inventories ........................................................        2,418,413            2,815,782
  Income Taxes Receivable ............................................          334,156            1,124,813
  Other ..............................................................          416,648              519,515
                                                                            -----------          -----------

    Total Current Assets .............................................        8,589,249            6,940,643
Fixed Assets, Net ....................................................       81,583,014           88,761,436
Assets Held for Sale .................................................        1,184,000                   --
Other Assets .........................................................          849,939            1,067,264
                                                                            -----------          -----------

      Total Assets ...................................................      $92,206,202          $96,769,343
                                                                            ===========          ===========


                                         LIABILITIES, PREFERRED STOCK
                                        AND COMMON STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable ...................................................      $ 3,029,779          $ 2,290,012
  Accrued Salaries, Wages and Payroll Taxes ..........................        1,394,510            1,322,966
  Refundable Deposits ................................................        1,378,644            1,166,070
  Other Accrued Expenses .............................................          544,762              231,816
  Current Portion of Long-Term Debt ..................................          592,147              591,759
                                                                            -----------          -----------

    Total Current Liabilities ........................................        6,939,842            5,602,623
                                                                            -----------          -----------

Long-Term Debt, Net of Current Portion ...............................        9,580,761            9,873,973
                                                                            -----------          -----------

Deferred Income Taxes ................................................        2,337,360            3,987,519
                                                                            -----------          -----------

Other Liabilities ....................................................               --               40,546
                                                                            -----------          -----------

Convertible Redeemable Preferred Stock ...............................       15,988,455           15,966,255
                                                                            -----------          -----------

Common Stockholders' Equity:
  Common Stock, Par Value $0.005 per Share, Authorized, 50,000,000
    Shares; Issued and Outstanding, 7,687,486 Shares in 1998 and
    7,687,486 Shares in 1997 .........................................           38,438               38,438
  Additional Paid-In Capital .........................................       56,888,633           56,805,633
  Retained Earnings ..................................................          432,713            4,454,356
                                                                            -----------          -----------

      Total Common Stockholders' Equity ..............................       57,359,784           61,298,427
                                                                            -----------          -----------
        Total Liabilities, Preferred Stock and
          Common Stockholders' Equity ................................      $92,206,202          $96,769,343
                                                                            ===========          ===========



                             See Accompanying Notes

                        REDHOOK ALE BREWERY, INCORPORATED

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                               THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                            --------------------------------       --------------------------------
                                                                1998                1997               1998                1997
                                                            ------------        ------------       ------------        ------------
Sales..................................................     $  9,918,427        $  9,976,073       $ 18,423,037        $ 18,844,283
Less Excise Taxes......................................          933,161             974,584          1,742,784           1,848,940
                                                            ------------        ------------       ------------        ------------

Net Sales..............................................        8,985,266           9,001,489         16,680,253          16,995,343
Cost of Sales..........................................        6,224,093           6,354,498         12,364,940          12,726,380
                                                            ------------        ------------       ------------        ------------

Gross Profit...........................................        2,761,173           2,646,991          4,315,313           4,268,963
Special Valuation Provision............................        5,172,650                  --          5,172,650                  --
Selling, General and Administrative Expenses...........        2,504,442           2,518,020          4,833,628           4,939,162
                                                            ------------        ------------       ------------        ------------

Operating Income (Loss)................................       (4,915,919)            128,971         (5,690,965)           (670,199)
Interest Expense.......................................          180,552               5,782            362,010               5,782
Other Income -- Net....................................           26,577              19,234             41,877              37,545
                                                            ------------        ------------       ------------        ------------

Income (Loss) before Income Taxes......................       (5,069,894)            142,423         (6,011,098)           (638,436)
Income Taxes Expense (Benefit).........................       (1,785,767)             71,408         (2,011,655)           (221,414)
                                                            ------------        ------------       ------------        ------------

Net Income (Loss)......................................     $ (3,284,127)       $     71,015       $ (3,999,443)       $   (417,022)
                                                            ============        ============       ============        ============

Basic Earnings (Loss) per Share........................     $      (0.43)       $       0.01       $      (0.52)       $      (0.05)
                                                            ============        ============       ============        ============

Diluted Earnings (Loss) per Share......................     $      (0.43)       $       0.01       $      (0.52)       $      (0.05)
                                                            ============        ============       ============        ============


                             See Accompanying Notes

                        REDHOOK ALE BREWERY, INCORPORATED

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                             --------------------------------------
                                                                                                 1998                     1997
                                                                                             -----------                -----------
OPERATING ACTIVITIES
Net Loss .............................................................................       $(3,999,443)               $  (417,022)
Adjustments to Reconcile Net Loss to Net Cash
  Provided by Operating Activities:
    Depreciation and Amortization ....................................................         1,717,988                  1,614,071
    Special Valuation Provision ......................................................         5,172,650                         --
    Deferred Income Tax Provision ....................................................        (1,650,159)                    56,204
    Net Change in Operating Assets and Liabilities ...................................         2,058,468                    (50,353)
                                                                                             -----------                -----------

Net Cash Provided by Operating Activities ............................................         3,299,504                  1,202,900
                                                                                             -----------                -----------

INVESTING ACTIVITIES
Expenditures for Fixed Assets ........................................................          (755,411)                (4,724,609)
Other ................................................................................                --                    (27,278)
                                                                                             -----------                -----------

Net Cash Used in Investing Activities ................................................          (755,411)                (4,751,887)
                                                                                             -----------                -----------

FINANCING ACTIVITIES
Proceeds from Debt ...................................................................                --                  5,350,000
Repayments on Debt ...................................................................          (292,824)                  (915,350)
Officer Note Repayment and Other, Net ................................................            83,000                        215
                                                                                             -----------                -----------

Net Cash (Used in) Provided by Financing Activities ..................................          (209,824)                 4,434,865
                                                                                             -----------                -----------

Increase in Cash and Cash Equivalents ................................................         2,334,269                    885,878
Cash and Cash Equivalents:
  Beginning of Year ..................................................................           892,165                  1,162,352
                                                                                             -----------                -----------

  End of Period ......................................................................       $ 3,226,434                $ 2,048,230
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

      The calculation of adjusted weighted-average shares outstanding for purposes of computing diluted earnings per share includes the effect of all outstanding convertible redeemable preferred stock and outstanding stock options for the three months ended June 30, 1997. The convertible preferred stock and outstanding stock options have been excluded from the calculation of diluted loss per share for the three months ended June 30, 1998, and for the six months ended June 30, 1998 and 1997 because their effect is antidilutive. The calculation uses the treasury stock method in determining the resulting incremental average equivalent shares outstanding when they are dilutive.

      The following table sets forth the computation of basic and diluted earnings (loss) per common share:

                                                                   THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                                ------------------------------       ------------------------------

                                                                   1998               1997              1998               1997
                                                                -----------        -----------       -----------        -----------
Basic earnings (loss) per share computation:
  Numerator:
    Net income (loss)........................................   $(3,284,127)       $    71,015       $(3,999,443)       $  (417,022)
                                                                -----------        -----------       -----------        -----------

  Denominator:
    Weighted-average common shares...........................     7,687,486          7,686,440         7,687,486          7,686,019
                                                                -----------        -----------       -----------        -----------

        Basic earnings (loss) per share......................   $     (0.43)       $      0.01       $     (0.52)       $     (0.05)
                                                                ===========        ===========       ===========        ===========

Diluted earnings (loss) per share computation:
  Numerator:
    Net income (loss)........................................   $(3,284,127)       $    71,015       $(3,999,443)       $  (417,022)
                                                                -----------        -----------       -----------        -----------

  Denominator:
    Weighted-average common shares...........................     7,687,486          9,010,991         7,687,486          7,686,019
                                                                -----------        -----------       -----------        -----------

          Diluted earnings (loss) per share .................   $     (0.43)       $      0.01       $     (0.52)       $     (0.05)
                                                                ===========        ===========       ===========        ===========

                       REDHOOK ALE BREWERY, INCORPORATED

                                  (Unaudited)


3.  INVENTORIES

      Inventories consist of the following:

                                                                                            JUNE 30,                    DECEMBER 31,
                                                                                              1998                           1997
                                                                                          ----------                      ----------
Finished goods .....................................................                      $1,212,771                      $1,387,933
Raw materials ......................................................                         633,000                         879,836
Promotional merchandise ............................................                         252,764                         328,064
Packaging materials ................................................                         319,878                         219,949
                                                                                          ----------                      ----------
                                                                                          $2,418,413                      $2,815,782
                                                                                          ==========                      ==========


      Finished goods include beer held in fermentation prior to the filtration and packaging process.


4.  SPECIAL VALUATION PROVISION

      In January 1998, production at the Fremont Brewery was significantly reduced and the brewery served primarily as a backup facility to the Woodinville Brewery. In conjunction with this reduction, during the quarter ended June 30, 1998, the Company analyzed its current and future production capacity requirements and its plans for the Fremont Brewery production assets. Based upon that analysis, the Company decided to permanently curtail the Fremont Brewery operations and sell those production assets. In compliance with FASB Statement No. 121, the Fremont production assets were written down to an estimate of their net realizable value in the quarter ended June 30, 1998. The write-down was recorded through a non-cash valuation provision totaling $5.2 million. The special valuation provision, net of the related income tax benefit, totaled $3.4 million.

      The write-down was recorded in the statement of operations on a separate line as a Special Valuation Provision. The assets are presented as Assets Held for Sale on the balance sheet as of June 30, 1998, at their estimated fair market value.

      The special valuation provision and the related assets held for sale were recorded as follows:

Brewery equipment ...........................................       $ 8,577,598
Building ....................................................         1,068,824
                                                                    -----------

                                                                      9,646,422
Less accumulated depreciation and amortization ..............        (3,389,772)
                                                                    -----------

Net book value ..............................................         6,256,650
Estimated net realizable value of Assets Held for Sale ......         1,184,000
                                                                    -----------

Estimated impairment ........................................         5,072,650
Reserve for disposal related costs ..........................           100,000
                                                                    -----------

Special Valuation Provision .................................         5,172,650
Income tax benefit ..........................................         1,810,428
                                                                    -----------

Special Valuation Provision, net of income tax benefit ......       $ 3,362,222
                                                                    ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the Company's Financial Statements and Notes thereto included herein.

OVERVIEW

      Since its formation, the Company has focused its business activities on the brewing, marketing and selling of craft beers. For the six months ended June 30, 1998, the Company had gross sales of $18,423,000, a decrease of 2.2% from the six months ended June 30, 1997. The Company believes that period-to-period comparisons of its financial results should not be relied upon as an accurate indicator of future performance. The Company's sales consist predominantly of sales of beer to third-party distributors and Anheuser-Busch, Inc. ("A-B") through the Distribution Alliance. In addition, the Company derives other revenues from the sale of beer, food, apparel and other retail items in its brewery pubs. The Company is required to pay federal excise taxes on sales of its beer. The excise tax burden on beer sales increases from $7 to $18 per barrel on annual production over 60,000 barrels and thus, if sales volume increases, federal excise taxes would increase as a percentage of sales.

      The Company's sales volume declined 2.5% for the six months ended June 30, 1998, compared to the same period in 1997. In addition to the level of consumer demand in existing markets, the Company's sales are also affected by other factors such as competitive considerations, including the increased number of craft brewers and promotional pricing, the opening of new distribution territories and new product introductions. Sales in the craft beer industry generally reflect a degree of seasonality, with the first quarter historically being the slowest and the rest of the year typically demonstrating relatively stronger sales in connection with summer activities and fall and early winter holidays. The Company has historically operated with little or no backlog, and its ability to predict sales for future periods is limited.

      Under normal circumstances, the Company generally operates its brewing facilities up to five days per week, two shifts per day. The Company has increased its company-wide annual production capacity from approximately 3,000 barrels at its first brewery in the Ballard neighborhood of Seattle in 1982 to approximately 425,000 barrels, prior to the 75,000 barrel decrease related to the Fremont Brewery (see discussion below). Production capacity of each facility is added in phases until the facility reaches its maximum designed production capacity. The timing of each phase is affected by the availability of capital, construction constraints and sales growth in new and existing markets. The Portsmouth, New Hampshire brewery began commercial production during October 1996. The Portsmouth Brewery's current production capacity is approximately 100,000 barrels per year and its maximum designed production capacity is approximately 250,000 barrels per year. Additional capital expenditures and production personnel will be required to bring the Portsmouth Brewery to its maximum designed capacity.

      Upon the opening of the Portsmouth Brewery, the Company's maximum designed production capacity increased from 325,000 barrels per year to 575,000 barrels per year, prior to the 75,000 barrel decrease related to the Fremont Brewery (see discussion below), resulting in a significant decline in the company-wide capacity utilization rate. The Company's capacity utilization has a significant impact on gross profit. When facilities are operating at their maximum designed production capacities, profitability is favorably affected by spreading fixed and semivariable operating costs, such as depreciation and production salaries, over a larger sales base. Most capital costs associated with building a new brewery, and fixed and semivariable costs related to operating a new brewery, are incurred prior to, or upon commencement of, production at a facility. Because the actual production level may be substantially below the facility's maximum designed production capacity, gross margins are negatively impacted. This impact is reduced when actual production increases.

      In January 1998, production at the Fremont Brewery was significantly reduced and the brewery served primarily as a backup facility to the Woodinville Brewery. In conjunction with this reduction, during the quarter ended June 30, 1998, the Company analyzed its current and future production capacity requirements and its plans for the Fremont Brewery production assets. Based upon that analysis, the Company decided to permanently curtail the Fremont Brewery operations and sell those production assets. In compliance with FASB Statement No. 121, the Fremont production assets were written down to an estimate of their net realizable value in the quarter ended June 30, 1998. The write-down was recorded through a non-cash valuation provision totaling $5.2 million. The special valuation provision, net of the related income tax benefit, totaled $3.4 million.

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

                                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                               JUNE 30,                       JUNE 30,
                                                                       -----------------------        -------------------------
                                                                          1998         1997              1998           1997
                                                                       ---------    ----------         --------        -------

      Sales...........................................................     110.4%        110.8%          110.4%         110.9%
      Less Excise Taxes...............................................      10.4          10.8            10.4           10.9
                                                                       ---------    ----------        --------        -------
      Net Sales.......................................................     100.0         100.0           100.0          100.0
      Cost of Sales...................................................      69.3          70.6            74.1           74.9
                                                                       ---------    ----------        --------        -------
      Gross Profit....................................................      30.7          29.4            25.9           25.1
      Special Valuation Provision.....................................      57.6           0.0            31.0            0.0
      Selling, General and Administrative Expenses....................      27.9          28.0            29.0           29.1
                                                                       ---------    ----------        --------        -------
      Operating Income (Loss).........................................     (54.8)          1.4           (34.1)          (4.0)
      Interest Income (Expense)-- Net ................................      (1.7)          0.2            (1.9)           0.2
                                                                       ---------    ----------        --------        -------
      Income (Loss) Before Income Taxes...............................     (56.5)          1.6           (36.0)          (3.8)
      Provision (Benefit) for Income Taxes............................     (19.9)          0.8           (12.0)          (1.3)
                                                                       ---------    ----------        --------        -------
      Net Income (Loss)...............................................     (36.6)%         0.8%          (24.0)%         (2.5)%
                                                                       =========    ==========        ========        =======


THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

      Sales. Total sales decreased 0.6% to $9,918,000 for three months ended June 30, 1998, compared to $9,976,000 for the comparable 1997 period, as a 0.4% decrease in total sales volumes and modestly lower prices were partially offset by a small increase in other sales. Total sales volumes for the second quarter of 1998 decreased to 56,200 barrels from 56,400 barrels for the same period in 1997. Sales volume in Washington State, the Company's largest market, decreased slightly in the second quarter of 1998 compared to the second quarter of 1997. The competitive landscape continues to be affected by the increase in the number of craft beer companies and the number of different products they offer. The Company's other sales totaled $953,000 for second quarter of 1998, compared to $882,000 for second quarter of 1997. At June 30, 1998 and 1997, the Company was selling beer in 47 states.

      Excise Taxes. Excise taxes decreased to $933,000, or 10.4% of net sales, for second quarter of 1998, compared to $975,000, or 10.8% of net sales, for the comparable period of 1997.

      Cost of Sales. Cost of sales decreased to $6,224,000 for three months ended June 30, 1998 from $6,354,000 for same period in 1997, primarily due to the positive effect of decreased costs at the Fremont Brewery, partially offset by an increase in depreciation expense related to the kegging and cold storage facility in Woodinville. Cost of sales, as a percentage of net sales, decreased slightly to 69.3% for the 1998 period, compared to 70.6% for the 1997 period. The combined utilization rate of maximum designed capacity for the Woodinville and New Hampshire breweries was unchanged at 45% for three months ended June 30, 1998 and 1997.

      Special Valuation Provision. In the quarter ended June 30, 1998, the Fremont production assets were written down to an estimate of their net realizable value in compliance with FASB Statement No. 121. The write-down was recorded through a non-cash valuation provision totaling $5.2 million.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $2,504,000 for the second quarter of 1998 from $2,518,000 for the same period of 1997 due to reductions in sales and marketing costs. As a percentage of net sales, these expenses were 27.9% and 28.0% for the quarters ended June 30, 1998 and 1997, respectively.

      Interest Expense. Interest expense totaled $181,000 for the second quarter of 1998, compared to $6,000 for the comparable 1997 period, as the result of substantially all construction in progress being placed in service on July 1, 1997. Nearly all interest costs incurred in second quarter of 1997 were capitalized to the construction project.

      Other Income -- Net. Other income -- net, increased slightly to $27,000 in the second quarter of 1998, compared to $19,000 in the same 1997 quarter due to a higher average balance of interest-bearing deposits.

      Income Taxes. Excluding the non-cash special valuation provision, the Company's effective income tax rate decreased to a 24.0% expense for the second quarter of 1998 from a 50% expense for the second quarter of 1997. The change is primarily the result of lower estimated pre-tax results for the full year of 1998, relative to other components of the tax provision calculation, such as the exclusion of a portion of meals and entertainment expenses from tax return deductions. The special valuation provision was tax-effected at a 35% rate.


SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

      Sales. Total sales decreased 2.2% to $18,423,000 for six months ended June 30, 1998, compared to $18,844,000 for the comparable 1997 period, as a 2.5% decrease in total sales volumes and modestly lower prices were partially offset by a small increase in other sales. Total sales volumes for the first six months of 1998 decreased to 105,100 barrels from 107,800 barrels for the same period in 1997. Sales volume in Washington State, the Company's largest market, decreased slightly in 1998 compared to 1997. The Company's other sales totaled $1,643,000 for the six months ended June 30, 1998, compared to $1,510,000 for comparable 1997 period.

      Excise Taxes. Excise taxes decreased to $1,743,000, or 10.4% of net sales, for the first six months of 1998, compared to $1,849,000, or 10.9% of net sales, for the comparable period of 1997.

      Cost of Sales. Cost of sales decreased to $12,365,000 for six months ended June 30, 1998 from $12,726,000 for same period in 1997, primarily due to the lower sales volume and the positive effect of decreased costs at the Fremont Brewery, partially offset by an increase in depreciation expense related to the kegging and cold storage facility in Woodinville. Cost of sales, as a percentage of net sales, decreased slightly to 74.1% for the 1998 period, compared to 74.9% for the 1997 period. The combined utilization rate of maximum designed capacity for the Woodinville and New Hampshire breweries was 42% and 43% for six months ended June 30, 1998 and 1997, respectively.

      Special Valuation Provision. In the six months ended June 30, 1998, the Fremont production assets were written down to an estimate of their net realizable value in compliance with FASB Statement No. 121. The write-down was recorded through a non-cash valuation provision totaling $5.2 million.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $4,834,000 for the first six months of 1998 from $4,939,000 for the same period of 1997 due to reductions in sales and marketing costs. As a percentage of net sales, these expenses were 29.0% and 29.1% for the six months ended June 30, 1998 and 1997, respectively

      Interest Expense. Interest expense totaled $362,000 for the six months of 1998, compared to $6,000 for the comparable 1997 period, as the result of substantially all construction in progress being placed in service on July 1, 1997. Nearly all interest costs incurred in the 1997 period were capitalized to the construction project.

      Other Income -- Net. Other income -- net, increased slightly to $42,000 in 1998, compared to $38,000 in 1997.

      Income Taxes. Excluding the non-cash special valuation provision, the Company's effective income tax rate decreased to a 24.0% benefit for the six months ended June 30, 1998 from a 35% expense for the same period in 1997. The change is primarily the result of lower estimated pre-tax results for the full year of 1998, relative to other components of the tax provision calculation, such as the exclusion of a portion of meals and entertainment expenses from tax return deductions. The special valuation provision was tax-effected at a 35% rate.


LIQUIDITY AND CAPITAL RESOURCES

      The Company had $3,226,000 and $892,000 of cash and cash equivalents at June 30, 1998 and December 31, 1997, respectively. At June 30, 1998, the Company had working capital of $1,649,000. The Company's long-term debt as a percentage of total capitalization (long-term debt, preferred stock and common stockholders' equity) was 12.2% and 11.9% as of June 30, 1998 and December 31, 1997, respectively. Cash provided by operating activities totaled $3,300,000 and $1,203,000 for the six months ended June 30, 1998 and 1997, respectively. The 1998 amount includes the April collection of an income tax receivable totaling approximately $1 million.

      On June 5, 1997, the Company converted the $9 million outstanding balance of its secured bank facility (the "Secured Facility") to a five-year term loan with a 20-year amortization schedule. As of June 30, 1998, there was $8.6 million outstanding on the Secured Facility and the Company's one-month IBOR-based borrowing rate was approximately 6.9%. In addition, the Company has a $10 million unsecured revolving credit facility with the same bank through June 5, 1999, and as of June 30, 1998, there were no borrowings outstanding on this facility. Interest accrues at a variable rate based on the Inter Bank Offered Rate ("IBOR"), plus 1.25% to 2.75% for the Secured Facility, and plus 1.00% to 2.50% on the unsecured facility, depending on the Company's debt-to-tangible net worth ratio. The Company can fix the rate by selecting IBOR for one- to twelve-month periods as a base.

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

      Capital expenditures for the six months ended June 30, 1998, totaled $755,000. Capital expenditures for 1998 are expected to total approximately $1,000,000.

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

      Effect of Competition on Future Sales. The domestic market in which the Company's craft beers are sold is highly competitive due to the proliferation of small craft brewers, including contract brewers, the increase in the number of products offered by such brewers and the introduction of fuller-flavored products by major national brewers. The Company's revenue growth rate began to slow in late 1996 and sales have declined in 1997 and in the first six months of 1998, due primarily to slower sales in the highly competitive draft beer market. If negative sales trends were to continue, the Company's future sales and results of operations would be adversely affected. The Company has historically operated with little or no backlog and, therefore, its ability to predict sales for future periods is limited.

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

      Dependence on Third-Party Distributors. The Company relies heavily on third-party distributors for the sale of its products to retailers. The Company's most significant non-Alliance wholesaler, K&L Distributors, Inc., an A-B affiliated wholesaler in the Seattle area, accounted for approximately 16% of the Company's sales during the first six months of 1998. Substantially all of the remaining sales volumes are now through the Distribution Alliance to A-B affiliated distributors, most of whom are independent wholesalers. The loss of K&L or the termination of the Distribution Alliance could have a material adverse impact on the Company's sales and results of operations.

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

      The Company has completed an assessment and will have to upgrade or modify portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The costs related to software upgrades or modifications are not expected to be material to the Company's financial position or results of operations.

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

           27 Financial Data Schedule for the six months ended June 30, 1998.

(b)   REPORTS ON FORM 8-K
      None were filed during the quarter ended June 30, 1998.


ITEMS 1, 2, 3, 4 AND 5 OF PART II ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on August 12, 1998.


                                 REDHOOK ALE BREWERY, INCORPORATED




                                 BY: /s/  Bradley A. Berg
                                     --------------------------------------
                                          Bradley A. Berg
                                          Executive Vice President and
                                          Chief Financial Officer



                                 BY: /s/  David H. Kirske
                                     --------------------------------------
                                          David H. Kirske
                                          Controller and Treasurer,
                                          Principal Accounting Officer





DATE: August 12, 1998