Form 10-Q
period 1998-09-30
REDHOOK ALE BREWERY INC
filed 1998-11-10
CIK 892222

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


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__


                    Common stock, par value $.005 per share:
             7,687,486 shares outstanding as of September 30, 1998.

                    Page 1 of 15 sequentially numbered pages

================================================================================

                        REDHOOK ALE BREWERY, INCORPORATED

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS


                                                                                PAGE
                                                                                ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

             Balance Sheets
                September 30, 1998 and December 31, 1997 .....................    3

             Statements of Operations
                Three Months Ended September 30, 1998 and 1997
                and Nine Months Ended September 30, 1998 and 1997 ............    4

             Statements of Cash Flows
                Nine Months Ended September 30, 1998 and 1997 ................    5

             Notes to Financial Statements.....................................   6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations ........................................   8


PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.....................................   14

PART I.

ITEM 1.  FINANCIAL STATEMENTS


                       REDHOOK ALE BREWERY, INCORPORATED

                                 BALANCE SHEETS


                                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                                  1998              1997
                                                                              -------------     ------------
                                                                              (Unaudited)
                                     ASSETS
Current Assets:
  Cash and Cash Equivalents ..................................................  $ 2,910,742       $   892,165
  Accounts Receivable ........................................................    1,699,277         1,588,368
  Inventories ................................................................    2,677,775         2,815,782
  Income Taxes Receivable ....................................................      471,392         1,124,813
  Other ......................................................................      342,057           519,515
                                                                                -----------        -----------
    Total Current Assets .....................................................    8,101,243         6,940,643
Fixed Assets, Net ............................................................   80,871,681        88,761,436
Assets Held for Sale .........................................................    1,168,000                --
Other Assets .................................................................      750,445         1,067,264
                                                                                -----------        -----------
      Total Assets ...........................................................  $90,891,369        $96,769,343
                                                                                ===========        ===========

                          LIABILITIES, PREFERRED STOCK
                        AND COMMON STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable ...........................................................  $ 3,181,785       $ 2,290,012
  Accrued Salaries, Wages and Payroll Taxes ..................................    1,424,620         1,322,966
  Refundable Deposits ........................................................    1,296,642         1,166,070
  Other Accrued Expenses .....................................................      557,248           231,816
  Current Portion of Long-Term Debt ..........................................      450,000           591,759
                                                                                -----------       -----------
    Total Current Liabilities ................................................    6,910,295         5,602,623
                                                                                -----------       -----------
Long-Term Debt, Net of Current Portion .......................................    7,987,500         9,873,973
                                                                                -----------       -----------
Deferred Income Taxes ........................................................    2,496,166         3,987,519
                                                                                -----------       -----------
Other Liabilities ............................................................           --            40,546
                                                                                -----------       -----------
Convertible Redeemable Preferred Stock .......................................   15,999,555        15,966,255
                                                                                -----------       -----------
Common Stockholders' Equity:
  Common Stock, Par Value $0.005 per Share, Authorized, 50,000,000
    Shares; Issued and Outstanding, 7,687,486 Shares in 1998 and 1997 ........       38,438            38,438
  Additional Paid-In Capital .................................................   56,888,633        56,805,633
  Retained Earnings ..........................................................      570,782         4,454,356
                                                                                -----------        ----------
      Total Common Stockholders' Equity ......................................   57,497,853        61,298,427
                                                                                -----------        ----------
        Total Liabilities, Preferred Stock and
          Common Stockholders' Equity ........................................  $90,891,369       $96,769,343
                                                                                ===========       ===========




                             See Accompanying Notes

                        REDHOOK ALE BREWERY, INCORPORATED

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                  THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                   ------------------------------    -------------------------------
                                                        1998             1997             1998             1997
                                                      -----------     -----------      ------------     ------------
Sales ...........................................     $ 9,152,137     $ 9,718,785      $ 27,575,174     $ 28,563,068
Less Excise Taxes ...............................         838,154         879,858         2,580,938        2,728,798
                                                      -----------     -----------      ------------     ------------
Net Sales .......................................       8,313,983       8,838,927        24,994,236       25,834,270
Cost of Sales ...................................       5,800,275       6,546,247        18,165,215       19,272,627
                                                      -----------     -----------      ------------     ------------
Gross Profit ....................................       2,513,708       2,292,680         6,829,021        6,561,643
Special Valuation Provision .....................              --              --         5,172,650               --
Selling, General and Administrative Expenses ....       2,210,543       2,450,924         7,044,171        7,390,086
                                                      -----------     -----------      ------------     ------------

Operating Income (Loss) .........................         303,165        (158,244)       (5,387,800)        (828,443)
Interest Expense ................................         173,632         187,058           535,642          192,840
Other Income -- Net .............................          49,085          35,142            90,962           72,687
                                                      -----------     -----------      ------------     ------------

Income (Loss) before Income Taxes ...............         178,618        (310,160)       (5,832,480)        (948,596)
Income Taxes Expense (Benefit) ..................          29,449         (44,392)       (1,982,206)        (265,806)
                                                      -----------     -----------      ------------     ------------

Net Income (Loss) ...............................     $   149,169     $  (265,768)     $ (3,850,274)    $   (682,790)
                                                      ===========     ===========      ============     ============

Basic Earnings (Loss) per Share..................          $ 0.02         $ (0.03)          $ (0.50)         $ (0.09)
                                                      ===========     ===========      ============     ============

Diluted Earnings (Loss) per Share................          $ 0.02         $ (0.03)          $ (0.50)         $ (0.09)
                                                      ===========     ===========      ============     ============









                             See Accompanying Notes

                        REDHOOK ALE BREWERY, INCORPORATED

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                  -------------------------------
                                                                      1998              1997
                                                                  -------------       -----------
OPERATING ACTIVITIES
Net Loss ......................................................... $ (3,850,274)     $  (682,790)
Adjustments to Reconcile Net Loss to Net Cash
  Provided by Operating Activities:
    Depreciation and Amortization ................................    2,529,090        2,502,187
    Special Valuation Provision ..................................    5,172,650               --
    Deferred Income Tax Provision ................................   (1,491,353)         271,039
    Net Change in Operating Assets and Liabilities ...............    2,465,360          204,046
                                                                   ------------      -----------
Net Cash Provided by Operating Activities ........................    4,825,473        2,294,482
                                                                   ------------      -----------

INVESTING ACTIVITIES
Expenditures for Fixed Assets ....................................     (877,664)      (5,906,439)
Other ............................................................       16,000          (41,800)
                                                                   ------------      -----------
Net Cash Used in Investing Activities ............................     (861,664)      (5,948,239)
                                                                   ------------      -----------
FINANCING ACTIVITIES
Proceeds from Debt ...............................................           --        5,350,000
Repayments on Debt ...............................................   (2,028,108)      (1,061,030)
Officer Note Repayment and Other, Net ............................       82,876          (40,722)
                                                                   ------------      -----------
Net Cash (Used in) Provided by Financing Activities ..............   (1,945,232)       4,248,248
                                                                   ------------      -----------
Increase in Cash and Cash Equivalents ............................    2,018,577          594,491
Cash and Cash Equivalents:
  Beginning of Year ..............................................      892,165        1,162,352
                                                                   ------------      -----------
  End of Period .................................................. $  2,910,742      $ 1,756,843
                                                                   ============      ===========







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


2.   EARNINGS (LOSS) PER SHARE

     In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("Statement 128"). Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been presented and, where necessary, restated to conform to the Statement 128 requirements and SEC Staff Accounting Bulletin No. 98.

     The calculation of adjusted weighted-average shares outstanding for purposes of computing diluted earnings per share includes the dilutive effect of all outstanding convertible redeemable preferred stock and outstanding stock options for the three months ended September 30, 1998. The convertible preferred stock and outstanding stock options have been excluded from the calculation of diluted loss per share for the three months ended June 30, 1997, and for the nine months ended September 30, 1998 and 1997, because their effect is antidilutive. The calculation uses the treasury stock method in determining the resulting incremental average equivalent shares outstanding when they are dilutive.

     The following table sets forth the computation of basic and diluted earnings (loss) per common share:


                                                  THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                   ------------------------------    -------------------------------
                                                        1998             1997             1998              1997
                                                   --------------     -----------    --------------     ------------
Basic earnings (loss) per share computation:
  Numerator:
    Net income (loss) ..................             $  149,169       $  (265,768)   $ (3,850,274)      $ (682,790)
                                                     ----------       -----------    ------------       ----------
  Denominator:
    Weighted-average common shares .....              7,687,486         7,686,686       7,687,486        7,686,244
                                                     ----------       -----------    ------------       ----------
      Basic earnings (loss) per share...                  $0.02            $(0.03)         $(0.50)          $(0.09)
                                                     ==========       ===========    ============       ==========
Diluted earnings (loss) per share computation:
  Numerator:
    Net income (loss) ..................             $  149,169       $  (265,768)   $ (3,850,274)      $ (682,790)
                                                     ----------       -----------    ------------       ----------
  Denominator:
    Weighted-average common shares .....              8,998,164         7,686,686       7,687,486        7,686,244
                                                     ----------       -----------    ------------       ----------
      Diluted earnings (loss) per share.                  $0.02            $(0.03)         $(0.50)          $(0.09)
                                                     ==========       ===========    ============       ==========

                        REDHOOK ALE BREWERY, INCORPORATED

                                  (Unaudited)

3.   INVENTORIES

     Inventories consist of the following:


                                                    SEPTEMBER 30,     DECEMBER 31,
                                                        1998             1997
                                                    -------------     ------------
         Finished goods ..........................   $  1,328,144     $  1,387,933
         Raw materials ...........................        888,086          879,836
         Promotional merchandise .................        245,881          328,064
         Packaging materials .....................        215,664          219,949
                                                     ------------     ------------
                                                     $  2,677,775     $  2,815,782
                                                     ============     ============


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

     The write-down was recorded in the statement of operations on a separate line as a Special Valuation Provision. The assets are presented as Assets Held for Sale on the balance sheet as of September 30, 1998, at their estimated fair market value.

     The special valuation provision and the related assets held for sale were recorded as follows:


         Brewery equipment ...............................................  $ 8,577,598
         Building ........................................................    1,068,824
                                                                            -----------
                                                                              9,646,422
         Less accumulated depreciation and amortization ..................   (3,389,772)
                                                                            -----------
         Net book value ..................................................    6,256,650
         Estimated net realizable value of Assets Held for Sale...........   (1,184,000)
                                                                            -----------
         Estimated impairment ............................................    5,072,650
         Reserve for disposal related costs...............................      100,000
                                                                            -----------
         Special Valuation Provision .....................................    5,172,650
         Income tax benefit ..............................................   (1,810,428)
                                                                            -----------
         Special Valuation Provision, net of income tax benefit ..........  $ 3,362,222
                                                                            ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's Financial Statements and Notes thereto included herein.


OVERVIEW

     Since its formation, the Company has focused its business activities on the brewing, marketing and selling of craft beers. For the nine months ended September 30, 1998, the Company had gross sales of $27,575,000, a decrease of 3.5% from the nine months ended September 30, 1997. The Company believes that period-to-period comparisons of its financial results should not be relied upon as an accurate indicator of future performance. The Company's sales consist predominantly of sales of beer to third-party distributors and Anheuser-Busch, Inc. ("A-B") through the Distribution Alliance. In addition, the Company derives other revenues from the sale of beer, food, apparel and other retail items in its brewery pubs. The Company is required to pay Federal and certain state excise taxes on sales of its beer. The Federal excise tax burden on beer sales increases from $7 to $18 per barrel on annual production over 60,000 barrels and thus, if sales volume increases, federal excise taxes would increase as a percentage of sales.

     The Company's sales volume declined 4.0% for the nine months ended September 30, 1998, compared to the same period in 1997. In addition to the level of consumer demand in existing markets, the Company's sales are also affected by other factors such as competitive considerations, including the increased number of craft brewers and promotional pricing, the opening of new distribution territories and new product introductions. Sales in the craft beer industry generally reflect a degree of seasonality, with the first quarter historically being the slowest and the rest of the year typically demonstrating relatively stronger sales in connection with summer activities and fall and early winter holidays. The Company has historically operated with little or no backlog, and its ability to predict sales for future periods is limited.

     Under normal circumstances, the Company generally operates its brewing facilities up to five days per week, two shifts per day. The Company has increased its company-wide annual production capacity from approximately 3,000 barrels at its first brewery in the Ballard neighborhood of Seattle in 1982 to approximately 425,000 barrels, prior to the 75,000 barrel decrease related to the Fremont Brewery (see discussion below). Production capacity of each facility is added in phases until the facility reaches its maximum designed production capacity. The timing of each phase is affected by the availability of capital, construction constraints and sales growth in new and existing markets. The Portsmouth, New Hampshire brewery began commercial production during October 1996. The Portsmouth Brewery's current production capacity is approximately 100,000 barrels per year, and its maximum designed production capacity is approximately 250,000 barrels per year. Additional capital expenditures and production personnel will be required to bring the Portsmouth Brewery to its maximum designed capacity.

     Upon the opening of the Portsmouth Brewery, the Company's maximum designed production capacity increased from 325,000 barrels per year to 575,000 barrels per year, prior to the 75,000 barrel decrease related to the Fremont Brewery (see discussion below), resulting in a significant decline in the company-wide capacity utilization rate. The Company's capacity utilization has a significant impact on gross profit. When facilities are operating at their maximum designed production capacities, profitability is favorably affected by spreading fixed and semivariable operating costs, such as depreciation and production salaries, over a larger sales base. Most capital costs associated with building a new brewery, and fixed and semivariable costs related to operating a new brewery, are incurred prior to, or upon commencement of, production at a facility. Because the actual production level may be substantially below the facility's maximum designed production capacity, gross margins are negatively impacted. This impact is reduced when actual production levels increase.

     In January 1998, production at the Fremont Brewery was significantly reduced, and the brewery served primarily as a backup facility to the Woodinville Brewery. In conjunction with this reduction, during the quarter ended June 30, 1998, the Company analyzed its current and future production capacity requirements and its plans for the Fremont Brewery production assets. Based upon that analysis, the Company decided to permanently curtail the Fremont Brewery operations and sell those production assets. In compliance with

FASB Statement No. 121, the Fremont production assets were written down to an estimate of their net realizable value in the quarter ended June 30, 1998. The write-down was recorded through a non-cash valuation provision totaling $5.2 million. The special valuation provision, net of the related income tax benefit, totaled $3.4 million.

     In addition to capacity utilization, the Company expects other factors to influence profit margins, including higher costs associated with the development of newer distribution territories, such as increased shipping, marketing and sales personnel costs; fees related to the distribution agreement with A-B; changes in packaging and other material costs; and changes in product sales mix. The incremental cost of shipping beer from the Company's breweries will increase if the volume of beer supplied to more distant markets increases.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Considerations: Issues and Uncertainties."


RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the Company's Statements of Operations expressed as a percentage of net sales.


                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                     SEPTEMBER 30,            SEPTEMBER 30,
                                                  ---------------------     --------------------
                                                    1998         1997         1998        1997
                                                  --------     --------     --------     -------
Sales...........................................   110.1 %      110.0 %      110.3 %      110.6%
Less Excise Taxes...............................    10.1         10.0         10.3         10.6
                                                   -----        -----        -----        -----
Net Sales.......................................   100.0        100.0        100.0        100.0
Cost of Sales...................................    69.8         74.1         72.7         74.6
                                                   -----        -----        -----        -----
Gross Profit....................................    30.2         25.9         27.3         25.4
Special Valuation Provision.....................     0.0          0.0         20.7          0.0
Selling, General and Administrative Expenses....    26.6         27.7         28.2         28.6
                                                   -----        -----        -----        -----
Operating Income (Loss).........................     3.6         (1.8)       (21.6)        (3.2)
Interest Income (Expense) -- Net ...............    (1.5)        (1.7)        (1.7)        (0.4)
                                                   -----        -----        -----        -----
Income (Loss) Before Income Taxes...............     2.1         (3.5)       (23.3)        (3.6)
Provision (Benefit) for Income Taxes............     0.3         (0.5)        (7.9)        (1.0)
                                                   -----        -----        -----        -----
Net Income (Loss)...............................     1.8 %       (3.0)%      (15.4)%       (2.6)%
                                                   =====        =====        =====        =====


THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

     Sales. Total sales decreased 5.8% to $9,152,000 for the three months ended September 30, 1998, compared to $9,719,000 for the comparable 1997 period, as a 6.7% decrease in total sales volume was partially offset by a small increase in other sales. Total sales volumes for the third quarter of 1998 decreased to 50,400 barrels from 54,000 barrels for the same period in 1997. Sales volume in Washington State, the Company's largest market, increased 5.1% in the third quarter of 1998 compared to the third quarter of 1997. The competitive landscape continues to be affected by the increase in the number of craft beer companies and the number of different products they offer. The Company's other sales totaled $1,180,000 for the third quarter of 1998, compared to $1,120,000 for the third quarter of 1997. At September 30, 1998 and 1997, the Company was selling beer in 47 states.

     Excise Taxes. Excise taxes decreased to $838,000, or 10.1% of net sales, for the third quarter of 1998, compared to $880,000, or 10.0% of net sales, for the comparable period of 1997.

     Cost of Sales. Cost of sales decreased to $5,800,000 for three months ended September 30, 1998, from $6,546,000 for the same period in 1997, primarily due to lower volume and the positive effect of decreased costs at the Fremont Brewery. Cost of sales, as a percentage of net sales, decreased to 69.8% for the 1998 period, compared to 74.1% for the 1997 period. The combined utilization rate of maximum designed capacity for the operating breweries increased to 40.3% for three months ended September 30, 1998, compared to 37.6% for the comparable 1997 period. The increase reflects the Fremont Brewery shutdown offset partially by lower total volume.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $2,211,000 for the third quarter of 1998 from $2,451,000 for the same period of 1997 due primarily to reductions in sales and marketing costs. As a percentage of net sales, these expenses were 26.6% and 27.7% for the quarters ended September 30, 1998 and 1997, respectively.

     Interest Expense. Interest expense totaled $174,000 for the third quarter of 1998, compared to $187,000 for the comparable 1997 period, reflecting lower outstanding debt and lower interest rates.

     Other Income -- Net. Other income -- net, increased to $49,000 in the third quarter of 1998, compared to $35,000 in the same 1997 quarter due to a higher average balance of interest-bearing deposits.

     Income Taxes. The Company's effective income tax rate increased to a 16.5% expense for the third quarter of 1998 from a 14.3% benefit for the third quarter of 1997. The tax rate for the third quarter of 1998 adjusts the tax rate for the nine months ended September 30, 1998 to 26% from 24%.


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

     Sales. Total sales decreased 3.5% to $27,575,000 for the nine months ended September 30, 1998, compared to $28,563,000 for the comparable 1997 period, as a 4.0% decrease in total sales volume was partially offset by an increase in other sales. Total sales volume for the first nine months of 1998 decreased to 155,400 barrels from 161,800 barrels for the same period in 1997. Sales volume in Washington State, the Company's largest market, increased 1.1% in 1998 compared to 1997. The Company's other sales totaled $2,823,000 for the nine months ended September 30, 1998, compared to $2,631,000 for comparable 1997 period.

     Excise Taxes. Excise taxes decreased to $2,581,000, or 10.3% of net sales, for the first nine months of 1998, compared to $2,729,000, or 10.6% of net sales, for the comparable period of 1997.

     Cost of Sales. Cost of sales decreased to $18,165,000 for the nine months ended September 30, 1998 from $19,273,000 for same period in 1997, primarily due to the lower sales volume and the positive effect of decreased costs at the Fremont Brewery, partially offset by an increase in depreciation expense related to the kegging and cold storage facility in Woodinville. Cost of sales, as a percentage of net sales, decreased to 72.7% for the 1998 period, compared to 74.6% for the 1997 period. The combined utilization rate of maximum designed capacity for the operating breweries was 39.5% and 37.5% for the nine months ended September 30, 1998 and 1997, respectively. The increase reflects the Fremont Brewery shutdown offset partially by lower total volume.

     Special Valuation Provision. In the quarter ended June 30, 1998, the Fremont production assets were written down to an estimate of their net realizable value in compliance with FASB Statement No. 121. The write-down was recorded through a non-cash valuation provision totaling $5.2 million.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $7,044,000 for the first nine months of 1998 from $7,390,000 for the same period of 1997 due primarily to reductions in sales and marketing costs. As a percentage of net sales, these expenses were 28.2% and 28.6% for the nine months ended September 30, 1998 and 1997, respectively

     Interest Expense. Interest expense totaled $536,000 for the nine months of 1998, compared to $193,000 for the comparable 1997 period, as the result of substantially all construction in progress being placed in service on July 1, 1997. Substantially all interest costs incurred in the first six months of 1997 were capitalized to the construction project.

     Other Income-- Net. Other income-- net, increased slightly to $91,000 in 1998, compared to $73,000 in 1997.

     Income Taxes. Excluding the non-cash special valuation provision, the Company's effective income tax rate decreased to a 26.0% benefit for the nine months ended September 30, 1998, from a 28.0% benefit for the same period in 1997. The change is primarily the result of lower estimated pre-tax results for the full year of 1998, relative to other components of the tax provision calculation, such as the exclusion of a portion of meals and entertainment expenses from tax return deductions. The tax benefit related to the special valuation provision was calculated using a 35% rate.


LIQUIDITY AND CAPITAL RESOURCES

     The Company had $2,911,000 and $892,000 of cash and cash equivalents at September 30, 1998 and December 31, 1997, respectively. At September 30, 1998, the Company had working capital of $1,191,000. In September 1998, the Company elected to pay off the remaining balance of a note payable to a bank. That payment totaled approximately $1.6 million. The Company's long-term debt as a percentage of total capitalization (long-term debt, preferred stock and common stockholders' equity) was 10.3% and 11.9% as of September 30, 1998 and December 31, 1997, respectively. Cash provided by operating activities totaled $4,825,000 and $2,294,000 for the nine months ended September 30, 1998 and 1997, respectively. The 1998 amount includes the April collection of an income tax receivable totaling approximately $1 million.

     On June 5, 1997, the Company converted the $9 million outstanding balance of its secured bank facility (the "Secured Facility") to a five-year term loan with a 20-year amortization schedule. As of September 30, 1998, there was $8.4 million outstanding on the Secured Facility, and the Company's one-month IBOR-based borrowing rate was approximately 6.9%. In addition, the Company has a $10 million unsecured revolving credit facility (the "Revolving Facility") with the same bank through June 5, 1999, and as of September 30, 1998, there were no borrowings outstanding on this facility. The bank has committed to extend the Revolving Facility through July 1, 2001. The covenants will not change, and the Company has agreed to secure the line with the same assets that are collateral for the Secured Facility. Interest accrues at a variable rate based on the Inter Bank Offered Rate ("IBOR"), plus 1.25% to 2.75% for the Secured Facility, and plus 1.00% to 2.50% on the Revolving Facility, depending on the Company's debt-to-tangible net worth ratio. The Company can fix the rate by selecting IBOR for one- to twelve-month periods as a base. Beginning June 6, 1999, the interest rate for the Revolving Facility will be the applicable LIBOR plus 1.00% to 2.00%, depending on the Company's debt-to-cash flow ratio.

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

     Capital expenditures for the nine months ended September 30, 1998, totaled $878,000. Capital expenditures for 1998 are expected to total approximately $1,000,000.

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

     Effect of Competition on Future Sales. The domestic market in which the Company's craft beers are sold is highly competitive due to the proliferation of small craft brewers, including contract brewers, the increase in the number of products offered by such brewers and the introduction of fuller-flavored products by major national brewers. The Company's revenue growth rate began to slow in late 1996, and sales have declined in 1997 and in the first nine months of 1998, due primarily to slower sales in the highly competitive draft beer market. If negative sales trends were to continue, the Company's future sales and results of operations would be adversely affected. The Company has historically operated with little or no backlog and, therefore, its ability to predict sales for future periods is limited.

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

     Dependence on Third-Party Distributors. The Company relies heavily on third-party distributors for the sale of its products to retailers. The Company's most significant non-Alliance wholesaler, K&L Distributors, Inc., an A-B affiliated wholesaler in the Seattle area, accounted for approximately 17% of the Company's sales during the first nine months of 1998. Substantially all of the remaining sales volumes are now through the Distribution Alliance to A-B affiliated distributors, most of whom are independent wholesalers. The loss of K&L or the termination of the Distribution Alliance could have a material adverse impact on the Company's sales and results of operations.

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

     The Company recently completed an assessment on a significant portion of its information systems and is in the process of upgrading software so that those computer systems will function properly with respect to dates in the year 2000 and thereafter. Those upgrades are expected to be completed by the end of 1998. In addition, the Company expects to complete the assessment of the remaining systems in early 1999. The costs associated with all software upgrades or modifications are currently expected to be less than $50,000.

     The Company is working directly with key vendors, service providers and business partners, such as A-B, in order to avoid any business interruptions in the year 2000 and thereafter. Steps are being taken to understand key third parties' ability to continue providing services and products through the change to 2000. Currently, the Company is in the process of sending detailed questionnaires to key third parties to verify Year 2000 readiness and is conducting on-going risk analysis. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of third parties to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by third parties is not determinable.

     In addition, the Company is in the process of completing its contingency planning for all risk areas. The contingency plans include, among other things, manual "work-arounds" for potential software and hardware failures.

     The project is expected to be completed prior to any potential negative impact on the Company's operations or information systems. The Company believes that the new software will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 compliance issue could have a significant impact on the operations of the Company.

     The costs and timing of the project are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

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

          27 Financial Data Schedule for the nine months ended September 30,
             1998.

(b)  REPORTS ON FORM 8-K

          None were filed during the quarter ended September 30, 1998.


ITEMS 1, 2, 3, 4 AND 5 OF PART II ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on November 10, 1998.


                                        REDHOOK ALE BREWERY, INCORPORATED


                                        BY: /s/ Bradley A. Berg
                                            ------------------------------------
                                            Bradley A. Berg
                                            Executive Vice President and
                                            Chief Financial Officer




                                        BY: /s/ David H. Kirske
                                            ------------------------------------
                                            David H. Kirske
                                            Controller and Treasurer,
                                            Principal Accounting Officer




DATE: November 10, 1998