Form 10-K405
period 1998-12-31
REDHOOK ALE BREWERY INC
filed 1999-03-29
CIK 892222

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998       COMMISSION FILE NUMBER 0-26542

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price on February 26, 1999, as reported on NASDAQ, was $28,960,760.(1)

     The number of shares of the registrant's Common Stock outstanding as of February 26, 1999, was 7,687,486.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement relating to the registrant's 1999 Annual Meeting of Stockholders to be held on May 20, 1999, are incorporated by reference into Part III of this Report.

---------------
(1) Excludes shares held of record on that date by directors and executive officers and greater than 10% shareholders of the registrant. Exclusion of such shares should not be construed to indicate that any such person directly or indirectly possesses the power to direct or cause the direction of the management of the policies of the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       REDHOOK ALE BREWERY, INCORPORATED

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                    PART I.
ITEM 1.   Business....................................................      1
ITEM 2.   Properties..................................................     14
ITEM 3.   Legal Proceedings...........................................     15
ITEM 4.   Submission of Matters to a Vote of Security Holders.........     15
ITEM 4A.  Executive Officers of the Company...........................     15

                                    PART II.
ITEM 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................     16
ITEM 6.   Selected Financial Data.....................................     17
ITEM 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     18
ITEM 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................     24
ITEM 8.   Financial Statements and Supplementary Data.................     25
ITEM 9.   Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosures...................................     43

                                   PART III.
ITEM 10.  Directors and Executive Officers of the Registrant..........     43
ITEM 11.  Executive Compensation......................................     43
ITEM 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................     43
ITEM 13.  Certain Relationships and Related Transactions..............     43

                                    PART IV.
ITEM 14.  Exhibits, Financial Statements and Reports on Form 8-K......     43

                                    PART I.

ITEM 1. BUSINESS

     Redhook Ale Brewery, Incorporated ("Redhook" or the "Company") is one of the leading brewers of craft beers in the United States and has been at the forefront of the domestic craft brewing segment since the Company's formation in 1981. Redhook produces its specialty bottled and draft products in two technologically-advanced, company-owned breweries, one in the Seattle suburb of Woodinville, Washington and the other in Portsmouth, New Hampshire. By operating its own small-batch breweries, the Company believes it is better able to control the quantities, types and flavors of beer produced, while optimizing the quality and consistency of its products. Management believes that the Company's significant production capacity is of the highest quality compared to that of any domestic craft brewer and that Redhook is the only domestic craft brewer that owns and operates substantial production facilities in both a western region and eastern region of the United States.

     The Company currently produces nine styles of beer, marketed under distinct brand names. The Company's flagship brand is Redhook E.S.B., and its other principal products include Redhook India Pale Ale, Redhook Hefe-Weizen, Blackhook Porter, Redhook Rye, Double Black Stout brewed with Starbucks(R) coffee, and its seasonal offerings Redhook Blonde Ale, Winterhook, and Redhook Nut Brown Ale. In addition to its principal products, the Company periodically develops and markets new products to test and measure consumer response to varying styles and flavors. The Company distributed its products through a network of third-party wholesale distributors and a long-term distribution alliance with Anheuser-Busch, Incorporated ("A-B") (the "Distribution Alliance" or the "Alliance") in 48 states as of December 31, 1998.

INDUSTRY BACKGROUND

     The Company is a leader in the relatively small craft brewing segment of the U.S. brewing industry, which includes regional specialty brewers such as the Company, contract brewers, microbreweries and brewpubs. Craft beers are distinguishable from other domestically produced beers by their fuller flavor and adherence to traditional European brewing styles. According to industry sources, shipments in the craft beer segment increased by 4.8% to approximately
5.6 million barrels in 1997, yet represented less than 3% of the approximately 200 million barrels shipped by domestic producers within the United States. Although 1998 information is not yet available, the U.S. craft beer segment volume growth is expected to be less than 5%. While the segment volume growth slowed significantly, the number of craft brewers in the U.S. has grown dramatically, from 627 at the end of 1994 to almost 1,400 as of December 31, 1998. During 1998, the growth in the number of craft brewers slowed as the new openings, net of closures, totaled 16 as of September 1998, compared to a net increase of 213 in 1997.

     At the turn of this century, the U.S. brewing industry comprised nearly 2,000 breweries, most of which were small operations that produced distinctive beers for local markets. Fewer than 1,000 of these breweries reopened following Prohibition. During the ensuing decades, competition in the beer industry came to focus on a narrowing of product offerings to less distinctive beer styles (principally pale lagers and pilsners) to please the broadest possible segment of the population; economies of scale; mass production techniques; lower costs and lighter flavor profiles through the use of less barley and more corn, rice and other adjuncts; use of pasteurization processes to prolong shelf-life; and marketing a few major brand names on a national basis, principally through mass-media advertising. As a result of these competitive factors, extensive industry consolidation occurred. Currently, according to industry sources, the five largest domestic brewers account for approximately 87% of domestic beer shipments.

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

     By the latter half of the 1980s, a substantial new domestic industry segment had developed in response to the increasing consumer demand for fuller-flavored beers. Across the country, a proliferation of regional specialty brewers (annually selling more than 15,000 barrels of craft beer brewed at their own facilities), contract brewers (selling craft beer brewed by a third party to the contract brewer's specifications), microbreweries (selling less than 15,000 barrels per year), and brewpubs (combination restaurant-breweries) emerged to form the craft beer industry. The strength of consumer demand has enabled certain craft brewers, such as the Company, to evolve from microbreweries into regional specialty brewers by constructing larger breweries, while still adhering to the traditional European brewing methods that characterize the craft brewing segment. Other craft brewers have sought to take advantage of growing consumer demand by hiring certain brewers of typical American-style lagers to perform contract brewing at their otherwise underutilized brewing facilities. Certain national brewers of mass-produced beers have also sought to appeal to this growing demand for craft beers by introducing their own fuller-flavored products. Also, in recent years imported products from foreign brewers have enjoyed a resurgence in demand and that has contributed to the slowing of growth in the craft beer segment.

BUSINESS STRATEGY

     The Company's principal business objective is to be the leading brewer of craft beers in the United States. Redhook seeks to achieve this objective by expanding penetration in existing markets. The central elements of the Company's business strategy include:

     - Production of High-Quality Craft Beers. The Company is committed to the production of a variety of distinctive, flavorful craft beers. The Company brews its craft beers according to traditional European brewing styles and methods, using only high-quality ingredients and technologically advanced brewing equipment. The Company does not intend to compete directly in terms of production style, pricing or mass-media advertising with the mass-marketed national brands.

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

     - Strategic Distribution Alliance with Industry Leader. In October 1994, the Company entered into a long-term distribution agreement with A-B, pursuant to which Redhook distributes its products in substantially all of its markets through A-B's wholesale distribution network. A-B's network consists of over 700 wholesale distributors, who are for the most part geographically contiguous and independently owned and operated. The Alliance with A-B has enabled the Company to expand its distribution to new markets more quickly and without the delays, costs and potential gaps or overlaps in coverage associated with developing a network of distributors on a piecemeal basis. In addition, the Alliance enables the Company to have access to wholesaler representation in all of the Company's markets. With the proliferation of craft beer companies, combined with the consolidation trend in the beer distribution business, it has been increasingly difficult for many small brewers to get access to quality distributors because of limitations on distributors' ability to effectively manage a greater number of brands. As an independent company, Redhook maintains complete control over the production and marketing of its product.

     - Operation of Regional Brewing Facilities. Management believes that by locating its production facilities in proximity to the key regional markets it serves, the Company is able to enjoy distinct competitive advantages, including shortened delivery times to maximize product freshness, reduced shipping costs, established consumer identification with the Company's brands, and enhanced familiarity with local consumer tastes. Redhook may construct additional brewing facilities in the future, if additional capacity is required, in select locations in the United States, with the capability to produce Redhook's principal products, as well as to offer select products to respond to local taste preferences. By pursuing this strategy, Redhook believes that it will be able to preserve its reputation and prestige as a regional craft brewer.

     - Promotion of Products. The Company markets its products to distributors, retailers and consumers through a variety of specialized training and promotional methods. The Company actively trains its distributors and retailers in understanding the brewing process, the craft beer segment and Redhook products. Promotional methods include introducing Redhook products on draft in pubs and restaurants, using promotional items including tap handles, glassware and coasters, and participating in local festivals to increase brand name recognition. In addition, the Company's prominently located breweries feature pubs and retail outlets and offer guided tours to further increase consumer awareness of Redhook. The Company believes that its training and promotional methods are as effective in communicating and educating consumers than broad-based, less flexible mass-media beer advertising campaigns. While the Company has historically done very limited advertising, based upon market and competitive considerations the Company has determined that a significant increase in such spending is appropriate. Accordingly, in 1999 the Company expects to undertake a brand investment program that will significantly increase advertising over the next year with the objective of establishing momentum towards capturing a larger share of the fragmented craft beer market. The increased spending will be focused in key markets and often will be accompanied by significantly increased advertising expenditures by certain of our distributors. This planned increase in advertising expenditures could continue indefinitely if the results are sufficiently positive on the Company's business.

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

     The Company presently produces nine principal brands, each with its own distinctive combination of flavor, color and clarity:

     Redhook E.S.B. (Extra Special Bitter). The Company's flagship brand, Redhook E.S.B., which accounted for approximately 62% of the Company's sales in 1998, is a full, rich, well-rounded, copper-colored ale with a sweet toasted malt flavor balanced by a pleasant floral/herbal liveliness derived from Tettnang hops.

     Redhook India Pale Ale. A premium English pub-style bitter ale, Redhook IPA, is pale and aggressively hopped, has a brassy color imparted by caramelized malt, an herbal aroma characteristic of Northwest Cascade hops, and a crisp, dry finish.

     Redhook Hefe-Weizen. This wheat beer is unfiltered and named hefe-weizen, which means "wheat beer with yeast." Leaving the yeast in, instead of filtering it out, accentuates the wheat flavor and adds visual appeal.

     Redhook Rye. A pleasing, sweet, light and easy-to-drink ale, Redhook Rye has a flavor that is enhanced by the addition of flaked rye grain, which adds a spicy character, and by the live yeast content that remains after it is racked into kegs or bottled.

     Blackhook Porter. A London-style Porter, Blackhook has an ebony tone, a pleasant "burnt" character produced by highly roasted black barley, and a dark malt flavor suggesting coffee and chocolate, balanced by lively hopping.

     Double Black Stout. A rich, imperial stout enhanced by the addition of an extract of Starbucks(R) coffee. Dark malts and the coffee create a big roasty flavor that is rounded out with a touch of honey.

     Redhook Blonde Ale. A delicious, thirst-quenching golden ale. The combination of lightly roasted barley, subtle hops, and a touch of wheat create a perfectly balanced and distinctively drinkable ale. Blonde Ale is available during the spring and summer months.

     Winterhook. A rich seasonal holiday ale formulated specially each year for cold-weather enjoyment, Winterhook typically is deep in color and rich in flavor, with complex flavors and a warm finish. Winterhook is available during the fall and winter months.

     Redhook Nut Brown Ale. A malty ale with a hint of sweetness in the finish. The combination of six barley malts and two hop varieties result in a surprisingly smooth, well-balanced dark beer. Nut Brown Ale is available during the late winter and early spring.

     In an effort to be responsive to varying consumer style and flavor preferences, the Company also periodically engages in the development and testing of new products. The Company believes that the continued success of craft brewers will be affected by their ability to be innovative and attentive to consumer desires for new and distinctive taste experiences while maintaining consistently high product quality. The Company may also consider producing low-alcohol beer or other low-alcohol or nonalcoholic beverages (such as root beer, fruit beers, craft sodas and ciders). The Company's technologically advanced breweries allow it to produce small-batch experimental ales within two to three weeks. These experimental products are periodically developed and typically produced in draft form only for on-premise test marketing at the Company's pubs and selected retail sites. If the initial consumer reception of an experimental brew is sufficiently positive, then its taste and formula are refined, as necessary, and a new Redhook brand may be created. Redhook Rye, Redhook India Pale Ale, Redhook Nut Brown Ale, and Double Black Stout are examples of products that were developed in this manner. Other such products have included ales such as Barley Wine, Honey Stout, Oatmeal Stout, Scotch Ale and Wit, and lagers such as Marzen and Pilsner.

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

     The brewing process begins when the malt supplier soaks the barley grain in water, thereby initiating germination, and then dries and cures the grain through kilning. This process, known as "malting," breaks down complex carbohydrates and proteins so that they can be easily extracted. The malting process also imparts color and flavor characteristics to the grain. The cured grain, referred to as "malt," is then sold to the brewery. At the brewery, various malts are cracked by milling, and mixed with warm water. This mixture, or

"mash," is heated and stirred in the mash tun, allowing the simple carbohydrates and proteins to be converted into fermentable sugars. Naturally occurring enzymes help facilitate this process. The mash is then strained and rinsed in the lauter tun to produce a residual liquid, high in fermentable sugars, called "wort," which then flows into a brew kettle to be boiled, concentrated and clarified. Hops are added during the boil to impart bitterness, balance and aroma. The specific mixture of hops and the brewing time and temperature further affect the flavor of the beer. After the boil, the wort is strained and cooled before it is moved to a fermentation cellar, where specially cultured yeast is added to induce fermentation. During fermentation, the wort's sugars are metabolized by the yeast cells, producing carbon dioxide and alcohol. Some of the carbon dioxide is recaptured and absorbed back into the beer, providing a natural source of carbonation. After fermentation, the beer is cooled for several days while the beer is clarified and full flavor develops. Filtration, the final step for a filtered beer, removes unwanted yeast. At this point, the beer is in its peak condition and ready for bottling or keg racking. The entire brewing process of ales, from mashing through filtration, is typically completed in 10 to 14 days, depending on the formulation and style of the product being brewed.
                                      LOGO

     Brewing Equipment. The Company uses only technologically advanced and highly automated small-batch brewing equipment. The Woodinville Brewery employs a 100-barrel mash tun; lauter tun; wort receiver; wort kettle; whirlpool kettle; five 70,000-pound, one 35,000-pound and two 25,000-pound grain silos; two 100-barrel, fifty-four 200-barrel, and ten 600-barrel fermenters; and, two 300-barrel and four 400-barrel bright tanks. The Portsmouth Brewery employs a 100-barrel mash tun; lauter tun; wort receiver; wort kettle; whirlpool kettle; three 70,000-pound and two 35,000-pound grain silos; three 100-barrel and sixteen 400-barrel fermenters; two 200-barrel and two 400-barrel bright tanks; and an anaerobic waste-water treatment facility which completes the process cycle. Both breweries use advanced microfiltration technology, including a diatomaceous earth pad filter to eliminate unwanted yeast and to extend shelf life.

     In early 1998, operations at the Fremont Brewery were terminated, the Fremont production assets were written down to the estimated net realizable value. The Company is in the process of selling substantially all of that equipment. See discussion in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Bottling and Kegging. The Company packages its craft beers in both bottles and kegs. Both of the Company's breweries have fully automated, technologically-advanced bottling and keg lines. The bottle filler at each brewery utilizes a carbon dioxide environment during bottling designed to ensure that minimal oxygen is dissolved in the beer, thereby extending shelf life. Redhook uses the latest keg technology, which is preferred by many draft beer retailers because the kegs are designed to be easier to handle and lift, to consume less floor space, to have more consistent flow and to reduce waste.

     Quality Control. The Woodinville Brewery was designed to be the center of the quality control and analysis function. The Company monitors production and quality control at both of its breweries with central coordination at the Woodinville Brewery. Both the Woodinville and Portsmouth breweries have an on-site laboratory where microbiologists and lab technicians supervise on-site yeast propagation, monitor product quality, test products, measure color and bitterness, and test for oxidation and unwanted bacteria. The Company also regularly utilizes independent laboratories for product analysis.

     Ingredients and Raw Materials. The Company currently obtains all of its malted barley from two suppliers and its premium-quality select hops, grown in the Pacific Northwest, from three competitive sources. The Company periodically purchases small lots of European hops, which it uses to achieve a special hop character in certain of its beers. Redhook believes that alternate sources of malted barley and hops are available at competitive prices. In order to ensure the supply of the hop varieties used in its products, the Company enters into supply contracts for its hop requirements. The Company currently cultivates its own Saccharomyces cerevisiae yeast supply. The Company has available to it multiple competitive sources for packing materials, such as bottles, labels, six-pack carriers, crowns and shipping cases.

PRODUCT DISTRIBUTION

     Redhook's products are available for sale directly to consumers in draft and bottles at restaurants, bars and liquor stores, as well as in bottles at supermarkets, warehouse clubs and convenience stores. Like substantially all craft brewers, the Company's products are delivered to these retail outlets through a network of local distributors, whose principal business is the distribution of beer and in some cases other alcoholic beverages, and who traditionally have local distribution relationships with one or more national beer brands. The Company, together with its distributors, markets its products to retail outlets and relies on its distributors to provide regular delivery to retailers, to maintain retail shelf space and to oversee timely rotation of inventory to ensure the freshness of its products. The Company also offers its products directly to consumers at the Company's three on-premise retail establishments, the Trolleyman pub in Fremont, the Forecasters pub in Woodinville, and the Cataqua pub in Portsmouth, New Hampshire.

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

     Prior to establishing the Alliance with A-B, the Company distributed its products regionally through distributors in eight western states: Washington, California (northern), Oregon, Idaho, Montana, Wyoming, Colorado and Alaska. The Company's most significant non-Alliance wholesaler, K&L Distributors, Inc., an independent A-B distributor responsible for distribution in most of King County, Washington, which includes Seattle, accounted for approximately 17%, 17% and 18% of total sales in 1998, 1997 and 1996, respectively. As of December 31, 1998, the Company had 33 non-Alliance distributors. The Company expects the percentage of sales represented by non-Alliance distributors to continue to decline as the Company expands its sales through the Alliance.

     A-B, whose products accounted for approximately 47% of total domestic beer sales by volume in 1998, distributes its products throughout the United States through a network of about 700 wholesale distributors, which are for the most part geographically contiguous and independently owned and operated. The Company believes that the typical A-B distributor is financially stable and has both a long-standing presence and a substantial market share of beer sales in its territory.

     Redhook chose to align itself with A-B through the Alliance as an integral part of its growth strategy, and to provide access to quality distribution throughout the U.S., thereby developing a competitive advantage for Redhook products. Redhook was the first and is the largest independent craft brewer to have a formal distribution agreement with a major U.S. brewer. The Company believes that access to A-B's distribution network enabled it to enter targeted new markets more rapidly and with more thorough penetration of the available customer base in the territory. The Distribution Alliance allowed the Company to retain control over the selection and timing of new market introductions. The Company believes that the existence of the Alliance, presentations by Redhook's management at A-B's distributor conventions, A-B communications about Redhook in printed distributor materials, and A-B-supported opportunities for Redhook to educate A-B distributors about its specialty products result in increased awareness of and demand for Redhook products among A-B's distributors.

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

     The Distribution Alliance enabled the Company to accelerate the distribution of its products into new markets. The Company's products are distributed in 48 states at the end of 1998. As of December 31, 1998, the Company had 671 Alliance distributors, accounting for approximately 64% of the Company's sales volume in 1998. In addition, sales to non-Alliance A-B affiliated distributors accounted for 30% of the Company's sales volume in 1998.

     Under the Alliance, the Company is responsible for marketing its products to A-B's distributors, as well as to retailers and consumers. The A-B distributors then place orders with the Company, through A-B, for Redhook products. The Company separately packages and ships the orders in refrigerated trucks to the A-B distribution center nearest to the distributor or, under certain circumstances, directly to the distributor. The Company sells its products to A-B at the same list prices paid by non-Alliance distributors in the respective markets, net of the Alliance fee. The Company pays an Alliance fee to A-B, determined by a formula, that effectively reduces the total gross profit margin earned on sales to A-B. However, management believes that the benefits of the Alliance, particularly the potential for increased sales volume, and efficiencies in delivery, state reporting and licensing, billing and collections created by the Alliance are significant to the Company's business.

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

     While the Company has previously done very limited advertising, based upon market and competitive considerations the Company has determined that a significant increase in such spending is appropriate. Accordingly, in 1999 the Company expects to undertake a brand investment program that will significantly increase advertising over the next year with the objective of establishing momentum towards capturing a larger share of the fragmented craft beer market. The increased spending will be focused in key markets and often will be accompanied by significantly increased advertising expenditures by certain of our distributors.

     The Company's sales and marketing staff also offers education, training and other support to wholesale distributors of the Company's products. Because the Company's wholesalers generally also distribute much higher-volume national beer brands and commonly distribute other specialty brands, a critical function of the sales and marketing staff is to elevate each distributor's awareness of the Company's products and to retain the distributor's interest in promoting increased sales of these products. This is accomplished primarily through personal contact with each distributor, including on-site sales training, educational tours of the Company's breweries and promotional activities and expenditures shared with the distributors. The Company's sales representatives also provide other forms of support to wholesale distributors, such as direct contact with restaurant and grocery chain buyers, direct involvement in the design of grocery store displays, stacking and merchandising of beer inventory and supply of point-of-sale materials.

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

     The Company's breweries also play a significant role in increasing consumer awareness of the Company's products and enhancing Redhook's image as a regional brewer. More than 26,000 visitors participated in tours at the Company's breweries in 1998. Each of the Company's breweries has a retail pub on-site where the Company's products are served. In addition, the breweries have meeting rooms that the public can rent for business meetings, parties and holiday events, and that the Company uses to entertain and educate distributors, retailers and the media about the Company's products. See Item 2. "Properties." The Company also sells various items of apparel and memorabilia bearing the Company's trademarks at its pubs, which the Company believes create further awareness of the Company's beers and reinforce the Company's quality image.

     To further promote retail bottled product sales and in response to local competitive conditions, the Company periodically offers "post-offs," or price discounts to distributors in most of its markets in response to local competitive conditions. Distributors and retailers usually participate in the cost of these price discounts.

COMPETITION

     The domestic market in which the Company's craft beers are sold is highly competitive due to the proliferation of small craft brewers, including contract brewers, the increase in the number of products offered by such brewers and the introduction of fuller-flavored products by major national brewers. The Company competes primarily with other participants in the craft beer segment, producers of imported beers and mass-market national brewers. See "Industry Background." The number of participants and number of different products offered in this segment have increased significantly in recent years, thereby intensifying competition for the bottled product placements and especially for draft beer placements. Competition within the domestic craft beer segment is based on product quality, taste, consistency and freshness; ability to differentiate products; promotional methods and product support; transportation costs; distribution coverage, local appeal and price. A significant portion of the Company's past sales growth has been achieved through increasing sales in the Pacific Northwest region, which the Company believes is one of the most competitive craft beer markets in the United States in terms of number of market participants and consumer awareness. Craft beers represented approximately 10% of total beer sales in Washington and Oregon during 1998. Because of the strong demand for the Company's products in this region, the Company has not historically encountered significant pricing pressures relative to those found in other regions. In 1997 and 1998, the sales for the Company, and many of its competitors, declined in Washington State compared to 1996. The Company's Washington State 1998 sales volumes decreased 1% compared to 1997.

     As the Company expanded its distribution network outside the Pacific Northwest region, and as other craft brewers expand their distribution to the Pacific Northwest, Redhook has encountered increasing competition from microbreweries, other regional specialty brewers such as Sierra Nevada Brewing Company and Anchor Brewing Company, as well as from contract brewers such as Pete's Brewing Company and Boston Beer Company. Although certain of these competitors distribute their products nationally and may have greater financial and other resources than the Company, management believes that the Company possesses certain competitive advantages, including its technologically advanced, company-owned production facilities and the availability of distribution through the Alliance.

     The Company also competes against producers of imported beers, such as Heineken, Molson, Modelo (Corona), Becks and Labatts. Most of these foreign brewers have significantly more financial and other resources than the Company. Although imported beers currently account for a much greater share of the U.S. beer market than craft beers, the Company believes that regional craft brewers possess significant competitive advantages over certain importers, including lower transportation and no importation costs, proximity to and familiarity with local consumers, a higher degree of product freshness, eligibility for lower federal excise taxes and absence of currency fluctuations.

     In response to the growth of the craft beer segment, most of the major domestic brewers have introduced fuller-flavored beers, and others may be expected to do so in the future. Although these product offerings are intended to compete with craft beers, many of them are brewed according to methods used by the major national brewers. The Company believes that certain of the major national brewers, with their superior financial resources, access to raw materials and established distribution networks, may seek further participation in the craft beer segment through the acquisition of equity positions in, or the formation of distribution alliances with, existing craft brewers. Although increased participation of the major national brewers will likely increase competition for market share and heighten price sensitivity within the craft beer segment, the Company believes that their participation will tend to increase advertising, distribution and consumer education and awareness of craft beers, and thus may contribute to further growth of this industry segment.

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

RELATIONSHIP WITH ANHEUSER-BUSCH, INCORPORATED

     In October 1994, the Company entered into the Alliance with A-B. The Alliance consists of a long-term national distribution agreement (the "A-B Distribution Agreement") and an investment by A-B in the Company (the "A-B Investment Agreement"). The Alliance gives the Company access to A-B's domestic network of over 700 wholesale distributors, while the Company maintains control over the production and marketing of its products. Pursuant to the A-B Investment Agreement, A-B invested approximately $30 million to purchase the Company's Series B Preferred Stock (the "Series B Preferred Stock") and common stock of the Company ("Common Stock"), including newly-issued shares concurrent with the Company's initial public offering.

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

EMPLOYEES

     At December 31, 1998, the Company had 202 employees, including 67 in production, 79 in the pubs, 41 in sales and marketing, and 15 in administration. Of these, 4 in production, 39 in the pubs, 5 in sales and marketing, and 2 in administration are part-time employees. The Company believes its relations with its employees to be good.

ITEM 2. PROPERTIES

     The Company currently operates two technologically-advanced, highly automated small-batch breweries, one in the Seattle suburb of Woodinville, Washington and the other in Portsmouth, New Hampshire. See Notes 3, 4 and 10 of the Notes to Financial Statements included elsewhere herein.

     The Fremont Brewery. In June 1987, the Company leased the historic Fremont brewery building and hired German brewery engineers to design and install a brewery to meet its special requirements. Production began in 1989 with an annual capacity of approximately 30,000 barrels. As the result of further expansion that included construction of a kegging and warehousing facility, capacity increased in stages to approximately 75,000 barrels per year by 1993. The Company leases the brewery building, which covers approximately 26,000 square feet. The brewery building is currently occupied by the Trolleyman pub and the Company's corporate offices. The lease expires in October 2002, unless the five-year extension option is exercised. The Company owns the adjacent kegging and warehousing facilities, which cover approximately 23,000 square feet. In January 1998, production at the Fremont Brewery was significantly reduced and the brewery served as a backup facility to the Woodinville Brewery. In conjunction with this reduction, during the quarter ended June 30, 1998, the Company analyzed its current and future production capacity requirements and its plans for the Fremont Brewery production assets. Based upon that analysis, the Company decided to permanently curtail the Fremont Brewery operations and sell substantially all of those production assets. In compliance with Financial Accounting Standards Board ("FASB") Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("Statement 121"), the Fremont production assets were written down to an estimate of their net realizable value in the quarter ended June 30, 1998. The write-down was recorded through a non-cash valuation provision totaling $5.2 million. The special valuation provision, net of the related income tax benefit, totaled $3.4 million. The Company leased approximately 7,600 square feet of adjacent office space under a lease that originally expired in 2001. During 1998, the Company exercised its option to terminate that lease and moved its corporate offices into the Fremont Brewery building.

     The Woodinville Brewery. In 1993, the Company acquired approximately 22 acres (17 of which are developable) in Woodinville, Washington, a suburb of Seattle, to build a second brewery and packaging facility. The site is across the street from the Chateau Ste. Michelle Winery, next to the Columbia Winery, and visible from a popular bicycle path. The Woodinville Brewery is housed in an approximately 88,000-square-foot building that currently includes a 100-barrel brewhouse, fermentation cellars, filter rooms, grain storage silos, a bottling line, dry storage, a cooler and loading docks. This building also includes a retail merchandise outlet and the Forecasters Public House, a 4,000-square-foot family-oriented pub that seats 200 and features an outdoor beer garden that seats an additional 200. This brewery also has a 4,000-square-foot special events room accommodating up to 250 people. The Woodinville Brewery began limited operations in September 1994 with an annual capacity of approximately 60,000 barrels. Completion of an outdoor tank farm during 1996 brought the Woodinville Brewery to its maximum designed production capacity of approximately 250,000 barrels per year. During 1997, the Company completed construction of a 40,000 square-foot keg filling, cold storage, distribution and office facility adjacent to the brewery building.

     The Portsmouth Brewery. In May 1995, the Company subleased approximately 23 acres in Portsmouth, New Hampshire to build a third brewery and a bottling and kegging facility to supply eastern U.S. markets. The sublease expires in 2047, and contains two seven-year extension options. The Portsmouth Brewery is modeled after the Woodinville Brewery and is similarly equipped, but is larger in design, covering 125,000 square feet to accommodate all phases of the Company's brewing operations under one roof. Included is a retail merchandise outlet, the Cataqua Public House, a 4,000-square-foot family-oriented pub with an outdoor beer garden, and a special events room accommodating up to 250 people. Production began in late October 1996, with an initial capacity of approximately 100,000 barrels per year. The Company plans to phase in additional capacity as needed, up to the maximum designed production capacity of approximately 250,000 barrels per year.

ITEM 3. LEGAL PROCEEDINGS

     The Company believes that neither it nor its properties are currently involved in, or subject to, any pending legal proceedings, which, if determined adversely to the Company, would have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

Paul S. Shipman (46) -- President, Chief Executive Officer and Chairman of the Board

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

Bradley A. Berg (41) -- Executive Vice President and Chief Financial Officer

     Mr. Berg has served as the Company's Chief Financial Officer since December 1994. He was the Vice President and Chief Financial Officer of Holly Residential Properties, Inc., a NYSE-listed company engaged in the ownership and operation of multi-family residential properties, from February 1994 to December 1994. Mr. Berg served as Vice President and Controller of Burlington Resources Inc., a NYSE-listed natural resources holding company, from November 1989 to February 1994. Prior to joining Burlington Resources Inc., he was a Partner with the certified public accounting firm of Coopers & Lybrand. Mr. Berg received his Bachelor's degree in Accounting from the University of Northern Iowa in 1979.

David J. Mickelson (39) -- Executive Vice President and Chief Operating Officer

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

Pamela J. Hinckley (45) -- Vice President, Sales and Marketing

     Ms. Hinckley has served in her current position since June 1996. From March 1995 to May 1996 she served as the Company's Vice President, Marketing. She served as the Company's Marketing Director from August 1992 to March 1995 and its Retail Tourism Manager from August 1988 to August 1992. From 1984 to 1988, she was the wine buyer for a Seattle-area specialty food and wine retailer and from 1982 to 1984 she was the retail and tourism manager for Stevenot Winery. Ms. Hinckley received her Bachelor's degree in Psychology from Suffolk University in 1974.

Allen L. Triplett (40) -- Vice President, Brewing

     Mr. Triplett has served in his current position since March 1995, and from 1987 to March 1995 he was the Company's Production Manager. He has worked in virtually every facet of production since joining the Company in 1985. Mr. Triplett has taken extensive coursework at the Siebel Institute of Brewing and the University of California at Davis. He received his Bachelor's degree in Petroleum Engineering from the University of Wyoming in 1985.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company effected its initial public offering of Common Stock on August 16, 1995, and since that date the Company's Common Stock has traded on the NASDAQ National Market. The table below sets forth, for the fiscal quarters, indicated the reported high and low sale prices of the Company's Common Stock, as reported on the NASDAQ National Market.

                                                               HIGH       LOW
                                                              -------    ------
1998
  First quarter.............................................  $ 7.625    $4.875
  Second quarter............................................  $ 7.000    $5.500
  Third quarter.............................................  $ 6.500    $3.813
  Fourth quarter............................................  $ 5.375    $4.000

1997
  First quarter.............................................  $12.250    $9.375
  Second quarter............................................  $ 9.750    $6.375
  Third quarter.............................................  $ 9.125    $6.250
  Fourth quarter............................................  $ 9.000    $4.875

     As of March 12, 1999, there were 774 recordholders of Common Stock, although the Company believes that the number of beneficial owners of its Common Stock is substantially greater.

     The Company has not paid any dividends, other than a one-time extraordinary dividend in 1994 from the proceeds of the sale of Series B Preferred Stock to A-B. That dividend totaled $9,071,354 ($2.00 per share) and was paid on all Series A Preferred Stock and common shares outstanding (except those owned by A-B). The Company anticipates that for the foreseeable future, all earnings, if any, will be retained for the operation and expansion of its business and that it will not pay cash dividends. The payment of dividends, if any, in the future will be at the discretion of the Board of Directors and will depend upon, among other things, future earnings, capital requirements, restrictions in future financing agreements, the general financial condition of the Company and general business conditions. Payment of dividends is also restricted by terms of the Series B Preferred Stock.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Company's Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The selected statement of operations and balance sheet data for, and as of the end of, each of the five years in the period ended December 31, 1998, are derived from the financial statements of the Company. The operating data are derived from unaudited information maintained by the Company.

                                                         YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                            1998       1997       1996       1995       1994
                                           -------    -------    -------    -------    -------
                                           (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)
STATEMENT OF OPERATIONS DATA:
Sales....................................  $35,962    $37,894    $39,410    $28,426    $16,209
Less Excise Taxes........................    3,321      3,608      3,732      2,532      1,280
                                           -------    -------    -------    -------    -------
Net Sales................................   32,641     34,286     35,678     25,894     14,929
Cost of Sales............................   23,917     25,963     23,581     16,970      8,686
                                           -------    -------    -------    -------    -------
Gross Profit.............................    8,724      8,323     12,097      8,924      6,243
Special Valuation Provision(1)...........    5,173         --         --         --         --
Selling, General and Administrative
  Expenses...............................    9,086      9,981      7,853      4,606      2,801
                                           -------    -------    -------    -------    -------
Operating Income(Loss)...................   (5,535)    (1,658)     4,244      4,318      3,442
Interest Expense.........................      679        378         --         24        130
Other Income, Net........................      127         93        615        678          9
                                           -------    -------    -------    -------    -------
Income (Loss) Before Income Taxes........   (6,087)    (1,943)     4,859      4,972      3,321
Provision (Benefit) for Income Taxes.....   (2,076)      (544)     1,773      1,790      1,196
                                           -------    -------    -------    -------    -------
Net Income (Loss)........................  $(4,011)   $(1,399)   $ 3,086    $ 3,182    $ 2,125
                                           =======    =======    =======    =======    =======
Basic Earnings (Loss) per Share(2).......  $ (0.52)   $ (0.18)   $  0.40    $  0.63    $ (0.11)
Diluted Earnings (Loss) per Share(2).....  $ (0.52)   $ (0.18)   $  0.34    $  0.44    $  0.43
Dividends per Share(3)...................       --         --         --         --    $  2.00
OPERATING DATA (IN BARRELS):
Beer Shipped.............................  202,300    214,600    224,700    158,700     93,700
Production Capacity, End of Period(4)....  350,000    425,000    425,000    245,000    135,000

                                                              DECEMBER 31,
                                           ---------------------------------------------------
                                            1998       1997       1996       1995       1994
                                           -------    -------    -------    -------    -------
BALANCE SHEET DATA (IN THOUSANDS):
Cash and Cash Equivalents................  $ 3,010    $   892    $ 1,162    $24,677    $   472
Working Capital (Deficit)................    1,666      1,338        850     21,385       (842)
Total Assets.............................   89,528     96,769     95,124     86,638     34,689
Long-term Debt, Net of Current Portion...    7,875      9,874      6,191      1,825      3,793
Convertible Redeemable Preferred Stock...   16,011     15,966     15,922     15,877     24,790
Common Stockholders' Equity..............   57,326     61,298     62,630     59,579      1,269

---------------
(1) Represents a non-cash valuation provision to write down the value of Fremont production assets. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(2) The $2.5 million dividend paid to Series A Preferred Stockholders in 1994 is deducted from Net Income to calculate the 1994 Basic Earnings (Loss) per Share.
(3) Consists entirely of a one-time extraordinary dividend paid to common and preferred shareholders, other than A-B, from the proceeds of the sale of Series B Preferred Stock to A-B.
(4) Based on the Company's estimate of normal production capacity of equipment installed as of the end of such period. Amounts do not reflect maximum designed production capacity. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's Financial Statements and Notes thereto included herein.

OVERVIEW

     Since its formation, the Company has focused its business activities on the brewing, marketing and selling of craft beers. For the year ended December 31, 1998, the Company had gross sales of $35,962,000, a decrease of 5.1% from 1997. The Company believes that period-to-period comparisons of its financial results should not be relied upon as an accurate indicator of future performance. The Company's sales consist predominantly of sales of beer to third-party distributors and A-B through the Distribution Alliance. In addition, the Company derives other revenues from the sale of beer, food, apparel and other retail items in its brewery pubs. The Company is required to pay federal excise taxes on sales of its beer. The excise tax burden on beer sales increases from $7 to $18 per barrel on annual production over 60,000 barrels and thus, if sales volume increases, federal excise taxes would increase as a percentage of sales.

     The Company's sales volume declined 5.7% in 1998, compared to 1997. In addition to the level of consumer demand in existing markets, the Company's sales are also affected by other factors such as competitive considerations, including the increased number of craft brewers and promotional pricing, the opening of new distribution territories and new product introductions. Sales in the craft beer industry generally reflect a degree of seasonality, with the first and fourth quarters historically being the slowest and the rest of the year typically demonstrating stronger sales. The Company has historically operated with little or no backlog, and its ability to predict sales for future periods is limited.

     Under normal circumstances, the Company generally operates its brewing facilities up to five days per week, two shifts per day. The Company increased its company-wide annual production capacity from approximately 3,000 barrels at its first brewery in the Ballard neighborhood of Seattle in 1982 to approximately 350,000 barrels as of December 31, 1998, after the 75,000 decrease related to the Fremont Brewery (see discussion below). Production capacity of each facility is added in phases until the facility reaches its maximum designed production capacity. The timing of each phase is affected by the availability of capital, construction constraints and anticipated sales in new and existing markets. The Portsmouth, New Hampshire brewery began commercial production during October 1996. The Portsmouth Brewery's current production capacity is approximately 100,000 barrels per year and its maximum designed production capacity is approximately 250,000 barrels per year. Additional capital expenditures and production personnel will be required to bring the Portsmouth Brewery to its maximum designed capacity.

     Upon the opening of the Portsmouth Brewery, the Company's maximum designed production capacity increased from 325,000 barrels per year to 575,000 barrels per year, prior to the 75,000 decrease related to the Fremont Brewery (see discussion below), resulting in a significant decline in the company-wide capacity utilization rate. The Company's capacity utilization has a significant impact on gross profit. When facilities are operating at their maximum designed production capacities, profitability is favorably affected by spreading fixed and semivariable operating costs, such as depreciation and production salaries, over a larger sales base. Most capital costs associated with building a new brewery, and fixed and semivariable costs related to operating a new brewery, are incurred prior to, or upon commencement of, production at a facility. Because the actual production level may be substantially below the facility's maximum designed production capacity, gross margins are negatively impacted. This impact is reduced when actual production increases.

     In January 1998, production at the Fremont Brewery was significantly reduced, and the brewery served as a backup facility to the Woodinville Brewery. During the quarter ended June 30, 1998, the Company analyzed its current and future production capacity requirements and its plans for the Fremont Brewery production assets. Based upon that analysis, the Company decided to permanently curtail the Fremont Brewery operations and sell substantially all of those production assets. In compliance with FASB Statement No. 121, the Fremont production assets were written down to an estimate of their net realizable value in the quarter ended June 30, 1998. The write-down was recorded through a non-cash valuation provision totaling $5.2 million. The special valuation provision, net of the related income tax benefit, totaled $3.4 million.

     In addition to capacity utilization, the Company expects other factors to influence profit margins, including higher costs associated with the development of new distribution territories, such as increased shipping, marketing and sales personnel costs; fees related to the distribution agreement with A-B; changes in packaging and other material costs; and changes in product sales mix. The incremental cost of shipping beer from the Company's breweries will increase if the volume of beer supplied to more distant markets increases. The commencement of production at the Portsmouth Brewery reduced shipping expenses to eastern U.S. markets.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Considerations: Issues and Uncertainties."

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the Company's Statements of Operations expressed as a percentage of net sales.

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                              1998       1997       1996
                                                              -----      -----      -----
Sales.......................................................  110.2%     110.5%     110.5%
Less Excise Taxes...........................................   10.2       10.5       10.5
                                                              -----      -----      -----
Net Sales...................................................  100.0      100.0      100.0
Cost of Sales...............................................   73.3       75.7       66.1
                                                              -----      -----      -----
Gross Profit................................................   26.7       24.3       33.9
Special Valuation Provision.................................   15.8         --         --
Selling, General and Administrative Expenses................   27.8       29.1       22.0
                                                              -----      -----      -----
Operating Income (Loss).....................................  (16.9)      (4.8)      11.9
Interest Expense............................................    2.1        1.1         --
Other Income -- Net.........................................    0.4        0.2        1.7
                                                              -----      -----      -----
Income (Loss) before Income Taxes...........................  (18.6)      (5.7)      13.6
Provision (Benefit) for Income Taxes........................   (6.3)      (1.6)       5.0
                                                              -----      -----      -----
Net Income (Loss)...........................................  (12.3)%     (4.1)%      8.6%
                                                              =====      =====      =====

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Sales. Total sales decreased 5.1% to $35,962,000 in 1998, compared to $37,894,000 in 1997, as a 5.7% decrease in total sales volumes and a small decrease in prices were partially offset by an increase in other sales. Total sales volumes in 1998 decreased to 202,300 barrels from 214,600 barrels in 1997. West Coast sales decreased 5.5% for the same period, including a 1.4% decline in Washington State, the Company's largest market. The competitive landscape has been affected by the increase in the number of craft beer companies and the number of different products they offer, as well as increased competition from imported beers. Sales other than wholesale beer sales, primarily retail pub revenues, totaled $3,673,000 in 1998, compared to $3,406,000 in 1997. At December 31, 1998 and 1997, the Company's products were distributed in 48 states.

     Excise Taxes. Excise taxes paid on barrels sold decreased to $3,321,000, or $10.2% of net sales in 1998, compared to $3,608,000, or 10.5% of net sales in 1997.

     Cost of Sales. Cost of sales decreased to $23,917,000 in 1998, compared to $25,963,000 in 1997, primarily due to the lower sales volume, decreased packaging costs and the positive effect of curtailing production at the Fremont Brewery, partially offset by an increase in depreciation expense related to the kegging and cold storage facility completed in June 1997. Cost of sales, as a percentage of net sales, decreased to 73.3% in 1998, compared to 75.7% in 1997. The combined utilization rate of maximum designed capacity for the operating breweries was 39.0% and 37.2% for years ended December 31, 1998 and 1997, respectively. The increase reflects the Fremont Brewery shutdown in the first half of 1998, offset partially by lower total volume.

     Special Valuation Provision. In the quarter ended June 30, 1998, the Fremont production assets were written down to an estimate of their net realizable value in compliance with FASB Statement No. 121. The write-down was recorded through a non-cash valuation provision totaling $5.2 million. The Company expects to sell substantially all of these assets during 1999.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $9,086,000 in 1998, compared to $9,981,000 in 1997 due primarily to cost saving measures that reduced sales and marketing costs. As a percentage of net sales, these expenses were 27.8% and 29.1% for years ended December 31, 1998 and 1997, respectively.

     Interest Expense. Interest expense increased to $679,000 in 1998, compared to $378,000 in 1997. Substantially all interest costs incurred in the first six months of 1997 were capitalized to the Woodinville construction project that was completed in June 1997.

     Other Income -- Net. Other income -- net, increased slightly to $127,000 in 1998, compared to $93,000 in 1997. The increase was due to an increase in the average balance of interest-bearing deposits in 1998.

     Income Taxes. The Company's effective income tax rate increased to a 34.1% benefit in 1998, from a 28.0% benefit in 1997. The difference between the 1998 and 1997 effective rates is primarily the result of a significantly lower pre-tax loss in 1997, relative to other components of the tax provision calculation, such as the exclusion of a portion of meals and entertainment expenses from tax return deductions.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Sales. Total sales decreased 3.8% to $37,894,000 in 1997, compared to $39,410,000 in 1996, as a 4.5% decrease in total sales volumes and a small decrease in prices were partially offset by a slight increase in other sales. Total sales volumes in 1997 decreased to 214,600 barrels from 224,700 barrels in 1996. West Coast sales decreased 6.3% for the same period, including a 2.0% decline in Washington State, the Company's largest market. The competitive landscape has been affected by the increase in the number of craft beer companies and the number of different products they offer, as well as increased competition from imported beers. Sales other than wholesale beer sales, primarily retail pub revenues, totaled $3,406,000 in 1997, compared to $3,372,000 in 1996. At December 31, 1997, the Company was selling beer in 48 states compared to 47 states at December 31, 1996.

     Excise Taxes. Excise taxes paid on barrels sold decreased to $3,608,000, or $10.5% of net sales in 1997, compared to $3,732,000, or 10.5% of net sales in 1996.

     Cost of Sales. Cost of sales increased to $25,963,000 in 1997 from $23,581,000 in 1996, primarily due to the impact of the depreciation and other operating costs related to the new brewery in Portsmouth, New Hampshire, which commenced operations in October 1996, and an increase in the percentage of total volume sold in bottles compared to kegs, partially offset by the effects of decreases in sales volume, freight expense and per unit packaging costs. Cost of sales, as a percentage of net sales, increased to 75.7% in 1997 compared to 66.1% in 1996, primarily due to the increase in fixed and semivariable costs associated with operating the new brewery and the increase in the percentage of total volume sold in bottles compared to kegs, partially offset by freight savings on shipments to eastern markets and a decrease in packaging costs. The company-wide utilization rate of maximum designed capacity was 37% and 61% in 1997 and 1996, respectively. The company-wide utilization rate decreased in 1997 due to the increase in capacity associated with the commissioning of the Portsmouth Brewery and lower sales volumes.

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

     Interest Expense. Interest expense increased to $378,000 in 1997. All interest costs incurred in 1996, and the first six months of 1997, were capitalized to construction projects.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company had $3,010,000 and $892,000 of cash and cash equivalents at December 31, 1998 and 1997, respectively. At December 31, 1998, the Company had working capital of $1,666,000. The Company's long-term debt as a percentage of total capitalization (long-term debt, preferred stock and common stockholders' equity) was 10.2% and 11.9% as of December 31, 1998 and 1997, respectively. Cash provided by operating activities totaled $5,035,000 and $1,919,000 in 1998 and 1997, respectively.

     On June 5, 1997, the Company converted the $9 million outstanding balance of its secured bank facility (the "Secured Facility") to a five-year term loan with a 20-year amortization schedule. As of December 31, 1998, there was $8.3 million outstanding on the Secured Facility, and the Company's one-month IBOR-based borrowing rate was approximately 6.8%. In addition, the Company has a $10 million revolving credit facility (the "Revolving Facility") with the same bank through July 1, 2001, and as of December 31, 1998, there were no borrowings outstanding on this facility. The Revolving Facility is secured with the same assets that are collateral for the Secured Facility. Interest accrues at a variable rate based on the Inter Bank Offered Rate ("IBOR"), plus 1.25% to 2.00% for the Secured Facility, and plus 1.00% to 1.75% on the Revolving Facility, depending on the Company's debt-to-tangible net worth ratio. The Company can fix the rate by selecting IBOR for one- to twelve-month periods as a base. Beginning June 6, 1999, the interest rate for the Revolving Facility will be the applicable LIBOR plus 1.00% to 2.00%, depending on the Company's debt-to-cash flow ratio.

     The Company has required capital principally for the construction and development of its technologically advanced production facilities. To date, the Company has financed its capital requirements through cash flow from operations, bank borrowings and the sale of common and preferred stock. The Company expects to meet its future financing needs, including the significant planned increase in advertising expenditures, and working capital and capital expenditure requirements, through cash on hand, operating cash flow, proceeds from the sale of Assets Held for Sale and, to the extent required and available, bank borrowings and offerings of debt or equity securities.

     Capital expenditures for 1998 totaled $875,000. Capital expenditures for 1999 are expected to total approximately $750,000.

     The Company has certain commitments, contingencies and uncertainties relating to its normal operations. Management believes that any such commitments, contingencies or uncertainties, including any environmental uncertainties, will not have a material adverse effect on the Company's financial position or results of operations.

CERTAIN CONSIDERATIONS: ISSUES AND UNCERTAINTIES

     The Company does not provide forecasts of future financial performance or sales volumes, although this Annual Report contains certain other types of forward-looking statements that involve risks and uncertainties. The Company may, in discussions of its future plans, objectives and expected performance in periodic reports filed by the Company with the Securities and Exchange Commission (or documents incorporated by reference therein) and in written and oral presentations made by the Company, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on assumptions that the Company believes are reasonable, but are by their nature inherently uncertain. In all cases, there can be no assurance that such assumptions will prove correct or that projected events will occur. Actual results could differ materially from those projected depending on a variety of factors, including, but not limited to, the issues discussed below, the successful execution of market development and other plans and the availability of financing. While Company management is optimistic about the Company's long-term prospects, the following issues and uncertainties, among others, should be considered in evaluating its business prospects and any forward-looking statements.

     Effect of Competition on Future Sales. The domestic market in which the Company's craft beers are sold is highly competitive due to the proliferation of small craft brewers, including contract brewers, the increase in the number of products offered by such brewers, the introduction of fuller-flavored products by major national brewers and increased competition from imported beers. The Company's revenue growth rate began to slow in late 1996, and sales declined in 1997 and 1998, due primarily to slower sales in the highly competitive draft beer market. If negative sales trends were to continue, the Company's future sales and results of operations would be adversely affected. The Company has historically operated with little or no backlog and, therefore, its ability to predict sales for future periods is limited.

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

     Advertising and Promotional Costs. While the Company has previously done very limited advertising, based upon market and competitive considerations the Company has determined that a significant increase in such spending is appropriate. Accordingly, in 1999 the Company expects to undertake a brand investment program that will significantly increase advertising over the next year with the objective of establishing momentum towards capturing a larger share of the fragmented craft beer market. This increased spending is expected to significantly increase the Company's net losses and decrease its stockholders' equity. In addition, market and competitive considerations could require an increase in other promotional costs associated with developing existing and new markets.

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

     Dependence on Third-Party Distributors. The Company relies heavily on third-party distributors for the sale of its products to retailers. The Company's most significant non-Alliance wholesaler, K&L Distributors, Inc., an A-B affiliated wholesaler in the Seattle area, accounted for approximately 17% of the Company's sales in 1998. Substantially all of the remaining sales volumes are now through the Distribution Alliance to A-B affiliated distributors, most of who are independent wholesalers. The loss of K&L or the termination of the Distribution Alliance could have a material adverse impact on the Company's sales and results of operations.

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

     Impact of Year 2000. Some of the Company's computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. In addition, some of the microprocessors and control systems integrated in the Company's operations are not programmed to recognize dates beyond the year 1999. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, operate certain production equipment or engage in similar normal business activities.

     The Company completed an assessment on a significant portion of its information systems and completed a software upgrade so that those computer systems will function properly with respect to dates in the year 2000 and thereafter. In addition, the Company expects to complete the assessment of the remaining systems, primarily related to production operations, in early 1999 and have all critical systems tested and compliant before the end of 1999. The costs associated with all software upgrades or modifications are currently expected to be less than $50,000.

     The Company is working directly with key vendors, service providers and business partners, such as A-B, malt and packaging suppliers, and utilities, in order to avoid any business interruptions in the year 2000 and thereafter. Steps are being taken to understand key third parties' ability to continue providing services and products through the change to 2000. The Company sent out detailed questionnaires to key third parties to verify Year 2000 readiness and is conducting on-going risk analysis based upon the responses to those questionnaires. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of third parties to complete their Year 2000 compliance process in a timely fashion could have a material adverse effect on the Company's results of operations.

     In addition, the Company is in the process of completing its contingency planning for all risk areas. The contingency plans include, among other things, manual "work-arounds" for potential software and hardware failures, and an increase in year-end inventory to allow for production disruptions that could occur in January 2000.

     The project is expected to be completed prior to any potential negative impact on the Company's operations or information systems. The Company believes that the new software will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 compliance issue could have a significant negative adverse impact on the results of operations of the Company.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income, and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. In February 1998, the FASB issued Statement No. 132, Disclosures about Pensions and Other Postretirement Benefits. All of those statements are effective for the year ended December 31, 1998. Statement Nos. 130 and 132 are not applicable to the Company's operations. The disclosures prescribed by Statement No. 131 are not required for the Company because retail pub revenues, the largest component of sales other than wholesale beer sales, do not meet the minimum quantitative thresholds.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not have any derivative financial instruments as of December 31, 1998. However, the Company is exposed to interest rate risk. The Company's long-term debt bears interest at a rate that is tied to a variable rate. Information pertaining to the Company's debt balance and terms is set forth in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 5 of "Notes to Financial Statements."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REDHOOK ALE BREWERY, INCORPORATED

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
AUDITED FINANCIAL STATEMENTS:

Report of Ernst & Young LLP, Independent Auditors...........   26

Balance Sheets as of December 31, 1998 and 1997.............   27

Statements of Operations for the Years Ended December 31,
  1998, 1997 and 1996.......................................   28

Statements of Common Stockholders' Equity for the Years
  Ended December 31, 1998, 1997 and 1996....................   29

Statements of Cash Flows for the Years Ended December 31,
  1998, 1997 and 1996.......................................   30

Notes to Financial Statements...............................   31

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
Redhook Ale Brewery, Incorporated

     We have audited the accompanying balance sheets of Redhook Ale Brewery, Incorporated as of December 31, 1998 and 1997, and the related statements of operations, common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redhook Ale Brewery, Incorporated as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Seattle, Washington
January 29, 1999

                       REDHOOK ALE BREWERY, INCORPORATED

                                 BALANCE SHEETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1998            1997
                                                              ------------    ------------
                                          ASSETS
Current Assets:
  Cash and Cash Equivalents.................................  $ 3,010,448     $   892,165
  Accounts Receivable.......................................    1,525,708       1,588,368
  Inventories...............................................    2,267,410       2,815,782
  Income Taxes Receivable...................................      469,272       1,124,813
  Other.....................................................      303,623         519,515
                                                              -----------     -----------
     Total Current Assets...................................    7,576,461       6,940,643
Fixed Assets, Net...........................................   80,211,312      88,761,436
Assets Held for Sale........................................    1,105,475              --
Other Assets................................................      634,781       1,067,264
                                                              -----------     -----------
          Total Assets......................................  $89,528,029     $96,769,343
                                                              ===========     ===========

                               LIABILITIES, PREFERRED STOCK
                             AND COMMON STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable..........................................  $ 2,231,602     $ 2,389,040
  Accrued Salaries, Wages and Payroll Taxes.................    1,451,936       1,322,966
  Refundable Deposits.......................................    1,310,366       1,166,070
  Other Accrued Expenses....................................      466,734         132,788
  Current Portion of Long-Term Debt.........................      450,000         591,759
                                                              -----------     -----------
     Total Current Liabilities..............................    5,910,638       5,602,623
                                                              -----------     -----------
Long-Term Debt, Net of Current Portion......................    7,875,000       9,873,973
                                                              -----------     -----------
Deferred Income Taxes.......................................    2,405,889       3,987,519
                                                              -----------     -----------
Other Liabilities...........................................           --          40,546
                                                              -----------     -----------
Convertible Redeemable Preferred Stock......................   16,010,655      15,966,255
                                                              -----------     -----------
Common Stockholders' Equity:
  Common Stock, Par Value $0.005 per Share, Authorized,
     50,000,000 Shares; Issued and Outstanding, 7,687,486
     Shares in 1998 and 1997................................       38,438          38,438
  Additional Paid-In Capital................................   56,888,633      56,805,633
  Retained Earnings.........................................      398,776       4,454,356
                                                              -----------     -----------
          Total Common Stockholders' Equity.................   57,325,847      61,298,427
                                                              -----------     -----------
            Total Liabilities, Preferred Stock and Common
                Stockholders' Equity........................  $89,528,029     $96,769,343
                                                              ===========     ===========

                             See Accompanying Notes

                       REDHOOK ALE BREWERY, INCORPORATED

                            STATEMENTS OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1998           1997           1996
                                                      -----------    -----------    -----------
Sales...............................................  $35,962,126    $37,894,468    $39,410,119
Less Excise Taxes...................................    3,320,824      3,608,166      3,732,034
                                                      -----------    -----------    -----------
Net Sales...........................................   32,641,302     34,286,302     35,678,085
Cost of Sales.......................................   23,917,360     25,962,672     23,580,745
                                                      -----------    -----------    -----------
Gross Profit........................................    8,723,942      8,323,630     12,097,340
Special Valuation Provision.........................    5,172,650             --             --
Selling, General and Administrative Expenses........    9,086,312      9,981,469      7,853,360
                                                      -----------    -----------    -----------
Operating Income (Loss).............................   (5,535,020)    (1,657,839)     4,243,980
Interest Expense....................................      678,516        378,444             --
Other Income -- Net.................................      126,862         92,998        615,145
                                                      -----------    -----------    -----------
Income (Loss) before Income Taxes...................   (6,086,674)    (1,943,285)     4,859,125
Provision (Benefit) for Income Taxes................   (2,075,494)      (544,319)     1,773,581
                                                      -----------    -----------    -----------
Net Income (Loss)...................................  $(4,011,180)   $(1,398,966)   $ 3,085,544
                                                      ===========    ===========    ===========
Basic Earnings (Loss) per Share.....................  $     (0.52)   $     (0.18)   $      0.40
                                                      ===========    ===========    ===========
Diluted Earnings (Loss) per Share...................  $     (0.52)   $     (0.18)   $      0.34
                                                      ===========    ===========    ===========

                             See Accompanying Notes

                       REDHOOK ALE BREWERY, INCORPORATED

                   STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

                                             COMMON STOCK                                          TOTAL
                                         --------------------    ADDITIONAL                       COMMON
                                                        PAR        PAID-IN       RETAINED      STOCKHOLDERS'
                                          SHARES       VALUE       CAPITAL       EARNINGS         EQUITY
                                         ---------    -------    -----------    -----------    -------------
Balance, December 31, 1995.............  7,683,596    $38,417    $56,642,663    $ 2,897,515     $59,578,595
  Other, Net...........................      1,890         11         10,101        (44,400)        (34,288)
  Net Income...........................         --         --             --      3,085,544       3,085,544
                                         ---------    -------    -----------    -----------     -----------
Balance, December 31, 1996.............  7,685,486     38,428     56,652,764      5,938,659      62,629,851
  Other, Net...........................      2,000         10        152,869        (85,337)         67,542
  Net Loss.............................         --         --             --     (1,398,966)     (1,398,966)
                                         ---------    -------    -----------    -----------     -----------
Balance, December 31, 1997.............  7,687,486     38,438     56,805,633      4,454,356      61,298,427
                                         ---------    -------    -----------    -----------     -----------
  Other, Net...........................         --         --         83,000        (44,400)         38,600
  Net Loss.............................         --         --             --     (4,011,180)     (4,011,180)
                                         ---------    -------    -----------    -----------     -----------
Balance, December 31, 1998.............  7,687,486    $38,438    $56,888,633    $   398,776     $57,325,847
                                         =========    =======    ===========    ===========     ===========

                             See Accompanying Notes

                       REDHOOK ALE BREWERY, INCORPORATED

                            STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------
                                                          1998          1997           1996
                                                       -----------   -----------   ------------

OPERATING ACTIVITIES
Net Income (Loss)....................................  $(4,011,180)  $(1,398,966)  $  3,085,544
Adjustments to Reconcile Net Income (Loss) to Net
  Cash
  Provided by Operating Activities:
     Depreciation and Amortization...................    3,343,377     3,399,217      2,042,780
     Deferred Income Tax Provision (Benefit).........   (1,581,630)      404,827      1,193,104
     Special Valuation Provision.....................    5,172,650            --             --
     Changes in Operating Assets and Liabilities:
       Accounts Receivable...........................       62,660       463,223        (24,137)
       Inventories...................................      548,372      (586,406)      (888,932)
       Income Taxes Receivable.......................      655,541      (697,738)      (427,075)
       Other Current Assets..........................      215,892        49,099       (295,765)
       Other Assets..................................      317,581        83,670       (586,053)
       Accounts Payable and Other Accrued Expenses...       38,380      (115,822)       655,633
       Accrued Salaries, Wages and Payroll Taxes.....      128,970       102,754        524,567
       Refundable Deposits...........................      144,296       215,144        (22,031)
                                                       -----------   -----------   ------------
Net Cash Provided by Operating Activities............    5,034,909     1,919,002      5,257,635
                                                       -----------   -----------   ------------

INVESTING ACTIVITIES
Expenditures for Fixed Assets........................     (874,894)   (6,401,745)   (33,094,235)
Other................................................       16,000       (41,800)       (70,365)
                                                       -----------   -----------   ------------
Net Cash Used in Investing Activities................     (858,894)   (6,443,545)   (33,164,600)
                                                       -----------   -----------   ------------

FINANCING ACTIVITIES
Proceeds from Debt...................................           --     5,350,000     23,600,000
Repayments on Debt...................................   (2,140,608)   (1,207,586)   (19,223,680)
Officer Note Repayment and Other, Net................       82,876       111,942         16,397
                                                       -----------   -----------   ------------
Net Cash Provided by (Used in) Financing
  Activities.........................................   (2,057,732)    4,254,356      4,392,717
                                                       -----------   -----------   ------------
Increase (Decrease) in Cash and Cash Equivalents.....    2,118,283      (270,187)   (23,514,248)
Cash and Cash Equivalents:
  Beginning of Year..................................      892,165     1,162,352     24,676,600
                                                       -----------   -----------   ------------
  End of Year........................................  $ 3,010,448   $   892,165   $  1,162,352
                                                       ===========   ===========   ============

                             See Accompanying Notes

                       REDHOOK ALE BREWERY, INCORPORATED

                         NOTES TO FINANCIAL STATEMENTS

 1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     Redhook Ale Brewery, Incorporated (the "Company") was incorporated on May 4, 1981 for the purpose of brewing, marketing and selling craft beers. Its operations consist of corporate headquarters and a pub in the Fremont area of Seattle, Washington; a brewery in the Seattle suburb of Woodinville, Washington; and, a brewery in Portsmouth, New Hampshire. As of December 31, 1998, the Company's products were distributed in 48 states.

     In 1994, the Company signed an agreement (the "Distribution Alliance" or the "Alliance") with Anheuser-Busch, Incorporated ("A-B"), pursuant to which the Company utilizes A-B's national distribution network to distribute its products. In addition, A-B purchased 1,289,872 shares of Series B convertible redeemable preferred stock (the "Series B Preferred Stock") and 236,756 newly issued shares of common stock in connection with the Distribution Alliance. As of December 31, 1998, A-B owned 25% of the Company's voting stock, which is the maximum percentage currently allowed under the agreements with the Company.

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

                       REDHOOK ALE BREWERY, INCORPORATED

     The calculation of adjusted weighted-average shares outstanding for purposes of computing diluted earnings per share includes the dilutive effect of all outstanding convertible redeemable preferred stock and outstanding stock options for the year ended December 31, 1996. The convertible preferred stock and outstanding stock options have been excluded from the calculation of diluted loss per share for the years ended December 31, 1998 and 1997, because their effect is antidilutive. The calculation uses the treasury stock method in determining the resulting incremental average equivalent shares outstanding if applicable.

  Income Taxes

     The Company accounts for income taxes under the liability method, whereby deferred taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. These deferred tax assets and liabilities are measured under the provisions of the currently enacted tax laws.

  Advertising Expenses

     The Company expenses advertising costs as they are incurred. For the years ended December 31, 1998, 1997, and 1996, advertising expenses totaled $265,000, $147,000, and $50,000, respectively.

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

 2. INVENTORIES

     Inventories consist of the following:

                                                            DECEMBER 31,
                                                      ------------------------
                                                         1998          1997
                                                      ----------    ----------
Finished goods......................................  $  862,246    $1,387,933
Raw materials.......................................     998,133       879,836
Promotional merchandise.............................     222,042       328,064
Packaging materials.................................     184,989       219,949
                                                      ----------    ----------
                                                      $2,267,410    $2,815,782
                                                      ==========    ==========

     Finished goods include beer held in fermentation prior to the filtration and packaging process.

                       REDHOOK ALE BREWERY, INCORPORATED

 3. FIXED ASSETS

     Fixed assets consist of the following:

                                                           DECEMBER 31,
                                                    --------------------------
                                                       1998           1997
                                                    -----------    -----------
Land and improvements.............................  $ 5,172,000    $ 5,163,835
Buildings.........................................   35,328,317     36,198,909
Brewery equipment.................................   44,773,526     52,660,874
Furniture, fixtures and other equipment...........    2,151,681      3,233,712
Leasehold improvements............................    1,796,017        546,831
Vehicles..........................................      136,568        136,478
Other.............................................       83,548        136,749
                                                    -----------    -----------
                                                     89,441,657     98,077,388
Less accumulated depreciation and amortization....    9,230,345      9,315,952
                                                    -----------    -----------
                                                    $80,211,312    $88,761,436
                                                    ===========    ===========

 4. SPECIAL VALUATION PROVISION

     In January 1998, production at the Fremont Brewery was significantly reduced and the brewery served as a backup facility to the Woodinville Brewery. During the quarter ended June 30, 1998, the Company analyzed its current and future production capacity requirements and its plans for the Fremont Brewery production assets. Based upon that analysis, the Company decided to permanently curtail the Fremont Brewery operations and sell substantially all of those production assets. In accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("Statement 121"), the Fremont production assets were written down to an estimate of their net realizable value in the quarter ended June 30, 1998. The write-down was recorded through a non-cash valuation provision totaling $5.2 million. The special valuation provision, net of the related income tax benefit, totaled $3.4 million. As of April 1998, the Company stopped depreciating these assets, thereby reducing the Company's depreciation expense for 1998 by approximately $330,000.

     The write-down was recorded in the statement of operations on a separate line as a Special Valuation Provision. The assets are presented as Assets Held for Sale on the balance sheet as of December 31, 1998, at their estimated fair market value of $1,105,000. The Company has received deposits on substantially all of the remaining equipment and currently expects to sell that equipment during 1999 for an amount approximately equal to its estimated net realizable value.

     The special valuation provision and the related assets held for sale were recorded as follows:

Brewery equipment...........................................  $8,577,598
Building....................................................   1,068,824
                                                              ----------
                                                               9,646,422
Less accumulated depreciation and amortization..............  (3,389,772)
                                                              ----------
Net book value..............................................   6,256,650
Estimated net realizable value of Assets Held for Sale......  (1,184,000)
                                                              ----------
Estimated impairment........................................   5,072,650
Reserve for disposal related costs..........................     100,000
                                                              ----------
Special Valuation Provision.................................   5,172,650
Income tax benefit..........................................  (1,810,428)
                                                              ----------
Special Valuation Provision, net of income tax benefit......  $3,362,222
                                                              ==========

                       REDHOOK ALE BREWERY, INCORPORATED

 5. DEBT

     Long-term debt consists of the following:

                                                            DECEMBER 31,
                                                      ------------------------
                                                         1998          1997
                                                      ----------    ----------
Secured Facility, payable to bank monthly at
  $37,500,
  plus accrued interest, interest at 6.8% at
  December 31, 1998, due 2002.......................  $8,325,000    $8,775,000
Note payable to bank, interest at 7.36%.............          --     1,690,732
                                                      ----------    ----------
Total long-term debt................................   8,325,000    10,465,732
Current portion.....................................     450,000       591,759
                                                      ----------    ----------
                                                      $7,875,000    $9,873,973
                                                      ==========    ==========

     Annual principal payments required on long-term debt during the next five years and thereafter are as follows:

1999.....................................................  $  450,000
2000.....................................................     450,000
2001.....................................................     450,000
2002.....................................................   6,975,000
2003 and thereafter......................................          --
                                                           ----------
                                                           $8,325,000
                                                           ==========

     In June 1997, the Company converted the $9 million outstanding balance of its secured bank facility (the "Secured Facility") to a five-year term loan with a 20-year amortization schedule. As of December 31, 1998, there was $8.3 million outstanding on the Secured Facility, and the Company's one-month IBOR-based borrowing rate was approximately 6.8%. In addition, the Company has a $10 million revolving credit facility (the "Revolving Facility") with the same bank through July 1, 2001, and as of December 31, 1998, there were no borrowings outstanding on this facility. The Company can elect to extend the borrowing period for advances on the Revolving Facility to five years on predetermined terms. The Company agreed to secure the Revolving Facility with the same assets that are collateral for the Secured Facility. Interest accrues at a variable rate based on the Inter Bank Offered Rate ("IBOR"), plus 1.25% to 2.00% for the Secured Facility, and plus 1.00% to 1.75% on the Revolving Facility, depending on the Company's debt-to-tangible net worth ratio. The Company can fix the rate by selecting IBOR for one- to twelve-month periods as a base. Beginning June 6, 1999, the interest rate for the Revolving Facility will be the applicable LIBOR plus 1.00% to 2.00%, depending on the Company's debt-to-cash flow ratio.

     The Secured Facility and Revolving Facility are secured by substantially all of the Company's assets. In addition, the Company must comply with certain covenants including minimum debt service ratios and a minimum tangible net worth.

     The fair market value of the Company's variable-rate debt is assumed to approximate its carrying value. The fair value of the Company's fixed-rate debt was also assumed to equal its carrying value as the rate is adjusted every three years and was recently adjusted. In September 1998, the Company elected to prepay the balance of the fixed-rate industrial revenue bond note payable to bank.

     The Company made interest payments totaling $692,000, $587,000 and $290,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Interest capitalized as a part of construction costs for the years ended December 31, 1997 and 1996 totaled $270,000 and $291,000, respectively. No interest was capitalized in 1998. Included in other assets are capitalized loan fees with a net unamortized balance of $17,000 and $56,000 at December 31, 1998 and 1997, respectively.

                       REDHOOK ALE BREWERY, INCORPORATED

 6. CONVERTIBLE REDEEMABLE PREFERRED STOCK

     Convertible redeemable preferred stock outstanding is as follows:

                                                           DECEMBER 31,
                                                    --------------------------
                                                       1998           1997
                                                    -----------    -----------
Series B, par value $0.005 per share, issued and
  outstanding
  1,289,872 shares; net of unamortized offering
     costs........................................  $16,010,655    $15,966,255
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

                       REDHOOK ALE BREWERY, INCORPORATED

 7. COMMON STOCKHOLDERS' EQUITY

  Note Receivable for Stock Purchase

     The Company's President had an interest-bearing loan for $100,000 and $183,000 outstanding at December 31, 1998 and 1997, respectively, related to the exercise of stock options in 1994. The loan is secured by Company stock held by the officer and is included as a reduction in common stockholders' equity. Principal payments received on the loan have been reflected in the Statement of Cash Flows as a financing activity and as an increase in common stockholders' equity. The note, including interest accruing at 5.9% per year, is due no later than September 30, 2001.

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

  Stock Option Plans

     In 1993, the Company's shareholders approved the 1992 Stock Incentive Plan (the "Plan") and the Directors Stock Option Plan (the "Directors Plan"). Under the Plan, as amended in May 1996, the approval provides for 1,270,000 shares of common stock for options. The approval, as amended in May 1996, also provides for 170,000 shares of common stock for options under the Directors Plan. Employee options generally vest over a five-year period and director options vest over a six-month period. Vested options are generally exercisable for ten years from the date of grant.

     In September 1990, the Company reserved 120,000 shares of common stock for its 1990 Incentive Stock Option Plan. Options for 120,000 shares were granted at that time with an exercise price equal to the estimated fair market value. The exercise price increased from the original price by 5% per year until full vesting occurred. These options vested over five years and are exercisable for ten years from the date of grant.

     Under the terms of the Company's incentive stock option plans, employees and directors may be granted options to purchase the Company's common stock at no less than 100% of the market price on the date the option is granted. At December 31, 1998, 1997 and 1996, a total of 314,001, 545,071, and 743,181 options, respectively, were available for future grants under the plans.

                       REDHOOK ALE BREWERY, INCORPORATED

     In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123"), which established accounting and reporting standards for stock-based employee compensation plans. Statement 123 defines a fair value-based method of accounting for these equity instruments. This method measures compensation cost based on the value of the award and recognizes that cost over the service period. As permitted under Statement 123, the Company has elected to continue accounting for stock-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees ("Opinion 25"). Accordingly, because the grant price equals the market price on the date of grant, no compensation expense is recognized for stock options issued to employees. Had compensation cost for the Company's stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by Statement 123, the Company's net income (loss) and earnings (loss) per share for the years ended December 31, 1998, 1997 and 1996 would have been impacted as indicated in the following table. Pursuant to the provisions of Statement 123, the pro forma results shown below only reflect the impact of options granted subsequent to 1994.

                                                       YEAR ENDED DECEMBER 31,
                                               ----------------------------------------
                                                  1998           1997           1996
                                               -----------    -----------    ----------
Reported net income (loss)...................  $(4,011,180)   $(1,398,966)   $3,085,544
Pro forma net income (loss)..................   (4,570,357)    (1,966,482)    2,609,350
Reported basic earnings (loss) per share.....  $     (0.52)   $     (0.18)   $     0.40
Reported diluted earnings (loss) per share...        (0.52)         (0.18)         0.34
Pro forma basic earnings (loss) per share....  $     (0.59)   $     (0.26)   $     0.34
Pro forma diluted earnings (loss) per
  share......................................        (0.59)         (0.26)         0.29

     The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                               1998      1997      1996
                                                              ------    ------    ------

Expected life of option.....................................  5 yrs.    5 yrs.    5 yrs.
Risk-free interest rate.....................................   4.73%     6.47%     6.42%
Expected volatility of the Company's stock..................   50.0%     50.0%     50.0%
Expected dividend yield on the Company's stock..............    0.0%      0.0%      0.0%

     The weighted average estimated fair value of options granted during the years ended December 31, is as follows:

                                                      1998         1997         1996
                                                    --------    ----------    --------
Total number of options granted...................   295,950       294,500      68,000
Estimated fair value of each option granted.......  $   2.97    $     5.29    $  10.72
Total estimated fair value of all options
  granted.........................................  $878,971    $1,556,462    $728,960

     In accordance with Statement 123, the weighted average estimated fair value of stock options granted is required to be based on a theoretical statistical model using the preceding Black-Scholes assumptions. In actuality, because Company stock options do not trade on a secondary exchange, employees can receive no value nor derive any benefit from holding stock options under these plans without an increase, above the grant price, in the market price of the Company's stock. Such an increase in stock price would benefit all stockholders commensurately. Refer to the table below for the average grant price for options granted during 1998, 1997, and 1996.

                       REDHOOK ALE BREWERY, INCORPORATED

     Presented below is a summary of stock option plans' activity for the years shown:

                                           SHARES OF
                                            COMMON      WEIGHTED      OPTIONS      WEIGHTED
                                             STOCK      AVERAGE     EXERCISABLE    AVERAGE
                                           UNDER THE    EXERCISE        AT         EXERCISE
                                             PLAN        PRICE      END OF YEAR     PRICE
                                           ---------    --------    -----------    --------
Balance at December 31, 1995.............    544,122                  165,422       $ 8.55
  Granted................................     68,000     $22.75
  Exercised..............................     (1,890)      8.48
  Canceled...............................    (20,760)     20.13
                                           ---------
Balance at December 31, 1996.............    589,472                  291,312        11.84
  Granted................................    294,500       9.92
  Exercised..............................     (2,000)      3.33
  Canceled...............................    (96,390)     13.84
                                           ---------
Balance at December 31, 1997.............    785,582                  346,592        12.37
  Granted................................    295,950       5.73
  Exercised..............................         --         --
  Canceled...............................    (64,880)     12.87
                                           ---------
Balance at December 31, 1998.............  1,016,652                  478,872        12.39
                                           =========

     The following table summarizes information for options currently outstanding and exercisable at December 31, 1998:

                           OPTIONS OUTSTANDING
                   ------------------------------------    OPTIONS EXERCISABLE
                                  WEIGHTED                ----------------------
                                   AVERAGE     WEIGHTED                 WEIGHTED
                                  REMAINING    AVERAGE                  AVERAGE
RANGE OF EXERCISE    NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
     PRICES        OUTSTANDING   LIFE (YRS)     PRICE     EXERCISABLE    PRICE
-----------------  -----------   -----------   --------   -----------   --------
$ 1.65 to $ 3.33       70,800       3.28        $ 2.92       70,800      $ 2.92
  7.00 to  11.50      614,370       8.34          7.76      163,650        8.32
 12.61 to  17.00      175,472       5.75         13.20      145,732       13.30
 22.75 to  25.50      156,010       7.13         24.66       98,690       24.56
                    ---------                               -------
$ 1.65 to $25.50    1,016,652       7.36        $10.96      478,872      $12.39
                    =========                               =======

                       REDHOOK ALE BREWERY, INCORPORATED

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

 8. EARNINGS (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per common share:

                                                       YEAR ENDED DECEMBER 31,
                                               ----------------------------------------
                                                  1998           1997           1996
                                               -----------    -----------    ----------
Basic earnings (loss) per share computation:
  Numerator:
     Net income (loss).......................  $(4,011,180)   $(1,398,966)   $3,085,544
                                               -----------    -----------    ----------
  Denominator:
     Weighted-average common shares..........    7,687,486      7,686,510     7,685,014
                                               -----------    -----------    ----------

     Basic earnings (loss) per share.........  $     (0.52)         (0.18)   $     0.40
                                               ===========    ===========    ==========
Diluted earnings (loss) per share
  computation:
  Numerator:
     Net income (loss).......................  $(4,011,180)   $(1,398,966)   $3,085,544
                                               -----------    -----------    ----------
  Denominator:
     Weighted-average common shares..........    7,687,486      7,686,510     7,685,014
                                               -----------    -----------    ----------
     Effect of dilutive securities:
       Series B convertible preferred
          stock..............................           --             --     1,289,872
       Stock options, net....................           --             --       163,057
                                               -----------    -----------    ----------
     Dilutive potential common shares........           --             --     1,452,929
                                               -----------    -----------    ----------
     Denominator for diluted earnings (loss)
       per share.............................    7,687,486      7,686,510     9,137,943
                                               -----------    -----------    ----------

     Diluted earnings (loss) per share.......  $     (0.52)   $     (0.18)   $     0.34
                                               ===========    ===========    ==========

                       REDHOOK ALE BREWERY, INCORPORATED

 9. INCOME TAXES

     The components of income tax expense (benefit) are as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                --------------------------------------
                                                   1998          1997          1996
                                                -----------    ---------    ----------
Current.......................................  $  (493,864)   $(949,146)   $  580,477
Deferred......................................   (1,581,630)     404,827     1,193,104
                                                -----------    ---------    ----------
                                                $(2,075,494)   $(544,319)   $1,773,581
                                                ===========    =========    ==========

     The Company's effective income tax rate was 34.1%, 28.0% and 36.5% for the years ended December 31, 1998, 1997 and 1996, respectively. In 1997, the effective rate was lower than the federal statutory rate due primarily to lower pre-tax results relative to other components of the tax provision calculation, such as the exclusion of a portion of meals and entertainment expenses from tax return deductions. In 1996, the effective rate exceeded the 34% federal statutory rate due primarily to the effect of state income taxes. In 1998, the effect of state income taxes was substantially offset by items such as the excluded deductions.

     Deferred income taxes reflect the net tax effects of temporary differences between the bases of assets and liabilities for financial reporting purposes and the bases used for income tax return purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                            DECEMBER 31,
                                                      ------------------------
                                                         1998          1997
                                                      ----------    ----------
Deferred tax liabilities:
  Tax-over-book depreciation........................  $7,444,840    $7,111,558
  Other.............................................     405,785       561,638
                                                      ----------    ----------
                                                       7,850,625     7,673,196
Deferred tax assets:
  NOL and AMT credit carryforwards..................   5,124,426     3,212,538
  Other.............................................     320,310       473,139
                                                      ----------    ----------
                                                       5,444,736     3,685,677
                                                      ----------    ----------

Net deferred tax liability..........................  $2,405,889    $3,987,519
                                                      ==========    ==========

     As of December 31, 1998, the Company had net operating loss carryforwards of $12.8 million and alternative minimum tax credit carryforwards of $190,000 which can be utilized to offset regular tax liabilities in future years. The alternative minimum tax credit carryforwards, which have no expiration date, and the tax benefit of the net operating loss carryforwards, substantially all of which expire from 2012 through 2018, are the primary components of the Company's deferred tax asset presented above.

     The Company made income tax payments (net of refunds) of $984,000 for the year ended December 31, 1996.

                       REDHOOK ALE BREWERY, INCORPORATED

10. COMMITMENTS AND CONTINGENCIES

     In 1998, the Company had operating leases for its Fremont Brewery facility and its office premises. During 1998, the Company exercised its option to terminate the office lease early and moved its corporate offices into the Fremont Brewery building. Terms of the brewery premises lease include annual rental payment adjustments to reflect changes in the Consumer Price Index. In 1997, the Company exercised its option to extend the lease through October 2002. The Company has an option to extend the lease for one additional five-year period

     In May 1995, the Company entered into an agreement to lease the land on which the New Hampshire Brewery was constructed. The initial lease period runs through April 2047 and may be extended at the Company's option for two additional seven-year terms. The sublease also provides the Company with the first right of refusal to purchase the premises should the sublessor receive an offer to sell the property to a third party. The monthly rent commenced upon the completion of the facility, and can escalate up to 5% at the end of every five-year period.

     Rent expense for the years ended December 31, 1998, 1997 and 1996 totaled $862,000, $845,000 and $532,000, respectively. For portions of 1996 and 1998, and all of 1997, rent expense included a fee in lieu of property taxes on the New Hampshire Brewery.

     Minimum aggregate future lease payments under noncancelable operating leases as of December 31, 1998 are as follows:

1999....................................................  $   515,276
2000....................................................      515,276
2001....................................................      515,276
2002....................................................      471,158
2003....................................................      250,568
Thereafter..............................................   10,847,512
                                                          -----------

                                                          $13,115,066
                                                          ===========

     The Company periodically enters into commitments to purchase certain raw materials in the normal course of business. The Company has entered into purchase commitments to ensure it has the necessary supply of hops to meet future production requirements. Those commitments are for crop years through 2002. The Company believes that hop commitments in excess of future requirements, if any, will not materially affect its financial condition or results of operations.

11. EMPLOYEE BENEFIT PLAN

     The Company maintains a 401(k) savings plan for employees age 21 years or older with at least six months of service. The maximum employee contribution is 15% of the participant's compensation. The Company matches 100% of each dollar contributed by a participant, with a maximum matching contribution of 4% of a participant's compensation. The Company's contributions to the plan vest at varying rates up to five years depending upon the employee's years of service and totaled $189,000, $197,000 and $142,000 in 1998, 1997 and 1996,
respectively.

                       REDHOOK ALE BREWERY, INCORPORATED

12. FINANCIAL INSTRUMENTS, MAJOR CUSTOMERS, AND RELATED-PARTY TRANSACTIONS

     Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables and interest-bearing deposits. The Company's interest-bearing deposits are placed with major financial institutions. Wholesale distributors and A-B account for substantially all accounts receivable; therefore, this concentration risk is limited due to the number of distributors, their geographic dispersion, and state laws regulating the financial affairs of distributors of alcoholic beverages.

     The Company's most significant non-Alliance wholesaler, K&L Distributors, Inc., an independent A-B distributor, accounted for approximately 17%, 17% and 18% of total sales in 1998, 1997 and 1996, respectively. The sales to A-B through the Distribution Alliance represented 58%, 60% and 58% of total sales, or $20,793,000, $22,571,000 and $22,845,000 (net of an approximate 2% alliance fee), in 1998, 1997 and 1996, respectively. Additional fees incurred by the Company for A-B administrative and handling charges totaled $183,000, $191,000 and $146,000 in 1998, 1997 and 1996, respectively. The Company purchased certain raw materials and packaging through A-B totaling $4,462,000, $2,420,000 and $1,728,000 in 1998, 1997, and 1996, respectively. Net amount due to A-B was $74,000 as of December 31, 1998 and the net amount due from A-B was $232,000 as of December 31, 1997.

13. INTERIM FINANCIAL DATA (UNAUDITED)

                                                        1998 QUARTER ENDED                       1997 QUARTER ENDED
                                              --------------------------------------   --------------------------------------
                                              DEC. 31   SEPT. 30   JUNE 30   MAR. 31   DEC. 31   SEPT. 30   JUNE 30   MAR. 31
                                              -------   --------   -------   -------   -------   --------   -------   -------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Sales.......................................  $8,387     $9,152    $9,918    $8,505    $9,331     $9,719    $9,976    $8,868
Less Excise Taxes...........................     740        838       933       810       879        880       975       874
                                              ------     ------    -------   ------    ------     ------    ------    ------
Net Sales...................................   7,647      8,314     8,985     7,695     8,452      8,839     9,001     7,994
Cost of Sales...............................   5,752      5,800     6,224     6,141     6,690      6,546     6,354     6,372
                                              ------     ------    -------   ------    ------     ------    ------    ------
Gross Profit................................   1,895      2,514     2,761     1,554     1,762      2,293     2,647     1,622
Special Valuation Provision.................      --         --     5,173        --        --         --        --        --
Selling, General and Administrative
  Expenses..................................   2,042      2,211     2,504     2,329     2,592      2,451     2,518     2,421
                                              ------     ------    -------   ------    ------     ------    ------    ------
Operating Income (Loss).....................    (147)       303    (4,916)     (775)     (830)      (158)      129      (799)
Interest Expense and Other Income, Net......    (107)      (125)     (154)     (166)     (165)      (152)       13        18
                                              ------     ------    -------   ------    ------     ------    ------    ------
Income (Loss) Before Taxes..................    (254)       178    (5,070)     (941)     (995)      (310)      142      (781)
Provision (Benefit) for Income Taxes........     (93)        29    (1,786)     (226)     (279)       (44)       71      (293)
                                              ------     ------    -------   ------    ------     ------    ------    ------
Net Income (Loss)...........................  $ (161)    $  149    $(3,284)  $ (715)   $ (716)    $ (266)   $   71    $ (488)
                                              ======     ======    =======   ======    ======     ======    ======    ======
Basic Earnings (Loss) per Share.............  $(0.02)    $ 0.02    $(0.43)   $(0.09)   $(0.09)    $(0.03)   $ 0.01    $(0.06)
                                              ======     ======    =======   ======    ======     ======    ======    ======
Diluted Earnings (Loss) per Share...........  $(0.02)    $ 0.02    $(0.43)   $(0.09)   $(0.09)    $(0.03)   $ 0.01    $(0.06)
                                              ======     ======    =======   ======    ======     ======    ======    ======
Barrels Shipped.............................    46.8       50.4      56.2      48.9      52.8       54.0      56.4      51.4

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the Company's directors and executive officers is incorporated by reference from the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement") under the captions "Board of Directors" or "Executive Compensation."

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated by reference from the 1999 Proxy Statement caption "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management is incorporated by reference from the 1999 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is incorporated by reference from the 1999 Proxy Statement under the caption "Certain Transactions."

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

     The following documents are filed as part of this report:

        1. Financial Statements and Financial Statement Schedules. See Index to Financial Statements at Item 8 on page 25 of this report. All other financial statement schedules are omitted because they were not required or the required information is included in the Financial Statements or Notes thereto.

        2. Exhibit Index is included in the Form 10-K filed with Securities and Exchange Commission.

                            This Page Intentionally Left Blank

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 29, 1999.

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

                       SIGNATURE                                     TITLE                    DATE
                       ---------                                     -----                    ----

/s/ PAUL S. SHIPMAN                                       President, Chief Executive     March 29, 1999
--------------------------------------------------------  Officer and Chairman of the
Paul S. Shipman                                           Board (Principal Executive
                                                          Officer)

/s/ BRADLEY A. BERG                                       Executive Vice President       March 29, 1999
--------------------------------------------------------  and Chief Financial Officer
Bradley A. Berg                                           (Principal Financial
                                                          Officer)

/s/ ANNE M. MUELLER                                       Controller and Treasurer       March 29, 1999
--------------------------------------------------------  (Principal Accounting
Anne M. Mueller                                           Officer)

/s/ M. COLLEEN BECKEMEYER                                 Director                       March 29, 1999
--------------------------------------------------------
M. Colleen Beckemeyer

/s/ GORDON A. BOWKER                                      Director                       March 29, 1999
--------------------------------------------------------
Gordon A. Bowker

/s/ JOHN T. CARLETON                                      Director                       March 29, 1999
--------------------------------------------------------
John T. Carleton

/s/ FRANK H. CLEMENT                                      Director                       March 29, 1999
--------------------------------------------------------
Frank H. Clement

/s/ JERRY D. JONES                                        Director                       March 29, 1999
--------------------------------------------------------
Jerry D. Jones

/s/ BRUCE M. SANDISON                                     Director                       March 29, 1999
--------------------------------------------------------
Bruce M. Sandison

/s/ WALTER F. WALKER                                      Director                       March 29, 1999
--------------------------------------------------------
Walter F. Walker

/s/ DENNIS P. WESTON                                      Director                       March 29, 1999
--------------------------------------------------------
Dennis P. Weston

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

March 29, 1999

                                               /s/ BRADLEY A. BERG
                                               Bradley A. Berg
                                               Executive Vice President and
                                               Chief Financial Officer


                                               /s/ ANNE M. MUELLER
                                               Anne M. Mueller
                                               Controller and Treasurer
                                               Principal Accounting Officer

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                              DESCRIPTION
-----------                           -----------
 3.1(1)       Articles of Amendment to and Second Restatement of Articles
              of Incorporation of Registrant dated November 15, 1994;
              Articles of Amendment, dated November 15, 1994; and Articles of Amendment, dated June 15, 1995
 3.2(1)       Amended and Restated Bylaws of Registrant, dated April 2,
              1991; Amendment to the Bylaws of Registrant, dated August 9,
              1993; Amendments to Bylaws of Registrant, dated October 11,
              1994
10.1(1)       Securities Purchase Agreement dated as of July 21, 1993,
              between the Registrant and GE Capital Redhook Investment
              Corp.
10.2(1)       Securities Purchase Agreement dated as of July 21, 1993,
              among Registrant and certain investors
10.3(1)       Amendment No. 2 dated as of October 18, 1994, to Securities
              Purchase Agreement dated as of July 21, 1993 (see Exhibits
              10.1 and 10.2)
10.4(1)       Investment Agreement dated as of October 18, 1994, between the Registrant and Anheuser-Busch, Incorporated
10.5(1)       Registration Rights Agreement dated as of August 9, 1993,
              between the Registrant and Purchasers (as defined therein)
10.6(1)       Amendment No. 1 dated as of October 18, 1994, to
              Registration Rights Agreement dated as of August 9, 1993
10.7(1)       Registration Rights Agreement dated as of October 18, 1994, between Registrant and Anheuser-Busch, Incorporated
10.8(1)       Employment Agreement between Registrant and Paul Shipman,
              dated October 18, 1994
10.9(1)       Multi-Tenant Lease between the Quadrant Corporation and
              Registrant, dated June 1, 1987, as amended, November 5,
              1987, February 1, 1988, March 29, 1988, June 27, 1988,
              October 27, 1988, June 18, 1991, October 1, 1991, December
              22, 1992 and March 31,1993
10.10(1)      Lease Agreement between Lake Union Center Phase One Limited
              Partnership and Registrant, dated December 15, 1994
10.11(1)      Sublease between Pease Development Authority as Sublessor
              and Registrant as Sublessee, dated May 30, 1995
10.12(1)      Agreement between Owner (Registrant) and Construction
              Manager (Seattle Construction Services, Inc.) for Phase I of
              the New Brewery; Woodinville, Washington, dated May 1, 1993
10.13(1)      Agreement Between Owner (Registrant) and Construction
              Manager (Seattle Construction Services, Inc.) for Redhook's
              New Hampshire Brewery Facility, dated September 14, 1994
10.14(1)      Amended and Restated Registrant's Directors Stock Option
              Plan
10.15(1)      Registrant's Incentive Stock Option Plan, dated September
              12, 1990
10.16(1)      1992 Stock Incentive Plan, approved October 20, 1992, as
              amended, October 11, 1994 and May 25, 1995
10.17(1)      New York Life Insurance Policy No. 44 939 338 for Paul
              Shipman, dated July 1, 1993
10.18(1)      Amended and Restated Credit Agreement between U.S. Bank of
              Washington, National Association and Registrant, dated June
              5, 1995
10.19(1)      Loan Agreement between the City of Seattle Industrial
              Development Corporation and Registrant, dated November 1,
              1991
10.20(1)      Deed of Trust, Assignment of Leases and Rents, Security
              Agreement and Fixture Filing, dated November 1, 1991, as
              amended, June 5, 1995
10.21(1)(7)   Master Distributor Agreement between Registrant and
              Anheuser-Busch, Incorporated, dated October 18, 1994
10.22(1)      Amendment No. 3 dated as of July 27, 1995, to Securities
              Purchase Agreement dated as of July 21, 1993 (see Exhibits
              10.1 and 10.2)

  EXHIBIT
  NUMBER                              DESCRIPTION
-----------                           -----------
10.23(1)      Amendment dated as of July 25, 1995, between the Registrant and GE Capital Redhook Investment Corp.
10.24(1)      Assignment of Sublease and Assumption Agreement dated as of
              July 1, 1995, between Registrant and Redhook of New
              Hampshire, Inc. (see Exhibit 10.11)
10.25(1)      Letter Agreement dated as of July 31, 1995, between
              Registrant and Anheuser-Busch, Incorporated
10.26         Employment Agreement between Registrant and Bradley A. Berg, dated December 16, 1997
10.27         Employment Agreement between Registrant and David J.
              Mickelson, dated December 15, 1997
10.28         Employment Agreement between Registrant and Allen L
              Triplett, dated December 16, 1997
10.29         Employment Agreement between Registrant and Pamela J.
              Hinckley, dated December 30, 1997
10.30(3)      Amendment No. 1 dated as of June 26, 1996, to Master
              Distribution Agreement between Registrant and
              Anheuser-Busch, Incorporated, dated October 18, 1994
10.31(3)      Amendment dated as of February 27, 1996, to Registrant's
              1992 Stock Incentive Plan, as amended
10.32(3)      Amendment dated as of February 27, 1996, to Amended and
              Restated Registrant's Directors Stock Option Plan
10.33(3)      Amendment dated as of July 25, 1996, to Registrant's 1992
              Stock Incentive Plan, as amended
10.34(4)      First Amendment dated as of July 25, 1996, to Amended and
              Restated Credit Agreement between U.S. Bank of Washington,
              National Association and Registrant, dated June 5, 1995
10.35(5)      Second Amendment to Amended and Restated Credit Agreement
              between U.S. Bank of Washington, National Association and
              Registrant, dated September 15, 1997
10.36(5)      Consent, Waiver and Amendment, dated September 19, 1997, to
              Master Distributor Agreement between Registrant and
              Anheuser-Busch, Incorporated, dated October 18, 1994
10.37(6)(7)   Purchasing Agreement dated as of March 27, 1998, between and
              Anheuser-Busch, Incorporated
21.1(1)       Subsidiaries of the Registrant
23.1          Consent of Ernst & Young LLP, Independent Auditors
27            Financial Data Schedule for the year ended December 31, 1998

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

(6) Incorporated by reference to same exhibit number as in the Company's Form 10-Q for the quarter ended March 31, 1998.

(7) Confidential treatment has been granted for portions of this document.