Form 10-Q
period 1999-03-31
REDHOOK ALE BREWERY INC
filed 1999-05-13
CIK 892222

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


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     Common stock, par value $.005 per share: 7,687,486 shares outstanding as of March 31, 1999.

                    Page 1 of 14 sequentially numbered pages

================================================================================

                        REDHOOK ALE BREWERY, INCORPORATED

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                TABLE OF CONTENTS



                                                                                       PAGE
                                                                                      ------
PART I.         FINANCIAL INFORMATION

ITEM 1.         Financial Statements

                    Balance Sheets
                       March 31, 1999 and December 31, 1998 .........................    3

                    Statements of Operations
                       Three Months Ended March 31, 1999 and 1998....................    4

                    Statements of Cash Flows
                       Three Months Ended March 31, 1999 and 1998....................    5

                    Notes to Financial Statements.....................................   6

ITEM 2.         Management's Discussion and Analysis of Financial Condition
                    and Results of Operations ........................................   8


PART II.        OTHER INFORMATION

ITEM 6.         Exhibits and Reports on Form 8-K.....................................   13

PART I.

ITEM 1. FINANCIAL STATEMENTS

                        REDHOOK ALE BREWERY, INCORPORATED

                                 BALANCE SHEETS


                                                                             MARCH 31,      DECEMBER 31,
                                                                                1999            1998
                                                                            -----------     -----------
                                                                            (Unaudited)
                                     ASSETS
Current Assets:
  Cash and Cash Equivalents ............................................     $ 3,329,964     $ 3,010,448
  Accounts Receivable ..................................................       1,688,358       1,525,708
  Inventories ..........................................................       2,525,934       2,267,410
  Income Taxes Receivable ..............................................         469,882         469,272
  Other ................................................................         364,349         303,623
                                                                             -----------     -----------
    Total Current Assets ...............................................       8,378,487       7,576,461
Fixed Assets, Net ......................................................      79,621,730      80,211,312
Assets Held for Sale ...................................................         721,963       1,105,475
Other Assets ...........................................................         636,217         634,781
                                                                             -----------     -----------
      Total Assets .....................................................     $89,358,397     $89,528,029
                                                                             ===========     ===========


                        LIABILITIES, PREFERRED STOCK
                      AND COMMON STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable .....................................................     $ 2,680,884     $ 2,231,602
  Accrued Salaries, Wages and Payroll Taxes ............................       1,319,775       1,451,936
  Refundable Deposits ..................................................       1,323,036       1,310,366
  Other Accrued Expenses ...............................................         478,905         466,734
  Current Portion of Long-Term Debt ....................................         450,000         450,000
                                                                             -----------     -----------
    Total Current Liabilities ..........................................       6,252,600       5,910,638
                                                                             -----------     -----------
Long-Term Debt, Net of Current Portion .................................       7,762,500       7,875,000
                                                                             -----------     -----------
Deferred Income Taxes ..................................................       2,263,487       2,405,889
                                                                             -----------     -----------
Convertible Redeemable Preferred Stock .................................      16,021,755      16,010,655
                                                                             -----------     -----------
Common Stockholders' Equity:
  Common Stock, Par Value $0.005 per Share, Authorized, 50,000,000
    Shares; Issued and Outstanding, 7,687,486 Shares in 1999 and 1998...          38,438          38,438
  Additional Paid-In Capital ...........................................      56,888,633      56,888,633
  Retained Earnings ....................................................         130,984         398,776
                                                                             -----------     -----------
      Total Common Stockholders' Equity ................................      57,058,055      57,325,847
                                                                             -----------     -----------
        Total Liabilities, Preferred Stock and
          Common Stockholders' Equity ..................................     $89,358,397     $89,528,029
                                                                             ===========     ===========


                             See Accompanying Notes

                        REDHOOK ALE BREWERY, INCORPORATED

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                    THREE MONTHS ENDED MARCH 31,
                                                     --------------------------
                                                         1999           1998
                                                     -----------    -----------
Sales ..........................................     $ 7,674,896    $ 8,504,610
Less Excise Taxes ..............................         702,647        809,623
                                                     -----------    -----------

Net Sales ......................................       6,972,249      7,694,987
Cost of Sales ..................................       5,100,069      6,140,847
                                                     -----------    -----------

Gross Profit ...................................       1,872,180      1,554,140
Selling, General and Administrative Expenses ...       2,172,419      2,329,186
                                                     -----------    -----------

Operating Income (Loss) ........................        (300,239)      (775,046)
Interest Expense ...............................         130,418        181,458
Other Income-- Net .............................          35,745         15,300
                                                     -----------    -----------

Income (Loss) before Income Taxes ..............        (394,912)      (941,204)
Income Tax Expense (Benefit) ...................        (138,220)      (225,888)
                                                     -----------    -----------

Net Income (Loss) ..............................     $  (256,692)   $  (715,316)
                                                     ===========    ===========

Basic Earnings (Loss) per Share ................     $     (0.03)   $     (0.09)
                                                     ===========    ===========

Diluted Earnings (Loss) per Share ..............     $     (0.03)   $     (0.09)
                                                     ===========    ===========

                             See Accompanying Notes

                        REDHOOK ALE BREWERY, INCORPORATED

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                       THREE MONTHS ENDED MARCH 31,
                                                       ----------------------------
                                                            1999           1998
                                                       ------------      ----------
OPERATING ACTIVITIES
Net Loss .............................................  $  (256,692)     $(715,316)
Adjustments to Reconcile Net Loss to Net Cash
  Provided by Operating Activities:
    Depreciation and Amortization ....................      813,189        906,085
    Deferred Income Tax Provision ....................     (142,402)       142,161
    Net Change in Operating Assets and Liabilities ...      (52,772)       (56,884)
                                                        -----------      ---------

Net Cash Provided by Operating Activities ............      361,323        276,046
                                                        -----------      ---------

INVESTING ACTIVITIES
Expenditures for Fixed Assets ........................     (284,138)      (266,725)
Proceeds from Sale of Assets and Other ...............      354,831             --
                                                        -----------      ---------

Net Cash Provided by (Used in) Investing Activities ..       70,693       (266,725)
                                                        -----------      ---------

FINANCING ACTIVITIES
Repayments on Debt ...................................     (112,500)      (146,654)
Officer Note Repayment and Other, Net ................           --         83,000
                                                        -----------      ---------

Net Cash Used in Financing Activities ................     (112,500)       (63,654)
                                                        -----------      ---------

Increase (Decrease) in Cash and Cash Equivalents .....      319,516        (54,333)
Cash and Cash Equivalents:
  Beginning of Year ..................................    3,010,448        892,165
                                                        -----------      ---------
  End of Period ......................................  $ 3,329,964      $ 837,832
                                                        ===========      =========













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


2.  EARNINGS (LOSS) PER SHARE

        The calculation of adjusted weighted-average shares outstanding for purposes of computing diluted earnings per share includes the dilutive effect of all outstanding convertible redeemable preferred stock and outstanding stock options for the periods in which the Company reports net income. The calculation uses the treasury stock method in determining the resulting incremental average equivalent shares outstanding when they are dilutive.

        The following table sets forth the computation of basic and diluted earnings (loss) per common share:

                                                    THREE MONTHS ENDED MARCH 31,
                                                     --------------------------
                                                         1999           1998
                                                     -----------    -----------
Basic earnings (loss) per share computation:
  Numerator:
    Net income (loss) ............................   $  (256,692)   $  (715,316)
                                                     -----------    -----------

  Denominator:
    Weighted-average common shares ...............     7,687,486      7,687,486
                                                     -----------    -----------

        Basic earnings (loss) per share ..........   $     (0.03)   $     (0.09)
                                                     ===========    ===========

Diluted earnings (loss) per share computation:
  Numerator:
    Net income (loss) ............................   $  (256,692)   $  (715,316)
                                                     -----------    -----------

  Denominator:
    Weighted-average common shares ...............     7,687,486      7,687,486
                                                     -----------    -----------

          Diluted earnings (loss) per share ......   $     (0.03)   $     (0.09)
                                                     ===========    ===========

                        REDHOOK ALE BREWERY, INCORPORATED

                                   (Unaudited)

3.  INVENTORIES

          Inventories consist of the following:

                                                    MARCH 31,        DECEMBER 31,
                                                      1999               1998
                                                   ----------         ----------
Finished goods ...........................         $1,075,659         $  862,246
Raw materials ............................            911,928            998,133
Promotional merchandise ..................            280,407            222,042
Packaging materials ......................            257,940            184,989
                                                   ----------         ----------

                                                   $2,525,934         $2,267,410
                                                   ==========         ==========


        Finished goods include beer held in fermentation prior to the filtration and packaging process.


4.  ASSETS HELD FOR SALE

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

        The assets are presented as Assets Held for Sale on the balance sheet as of March 31, 1999, at their estimated fair market value of $722,000. The Company has received deposits on substantially all of the remaining equipment and currently expects to sell that equipment during 1999 for an amount approximately equal to its estimated net realizable value.

        The special valuation provision and the related assets held for sale were recorded in the three-month period ended June 30, 1998, as follows:

Brewery equipment .............................................     $ 8,577,598
Building ......................................................       1,068,824
                                                                    -----------

                                                                      9,646,422
Less accumulated depreciation and amortization ................      (3,389,772)
                                                                    -----------

Net book value ................................................       6,256,650
Estimated net realizable value of Assets Held for Sale ........      (1,184,000)
                                                                    -----------

Estimated impairment ..........................................       5,072,650
Reserve for disposal related costs ............................         100,000
                                                                    -----------

Special Valuation Provision ...................................       5,172,650
Income tax benefit ............................................      (1,810,428)
                                                                    -----------

Special Valuation Provision, net of income tax benefit ........     $ 3,362,222
                                                                    ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the Company's Financial Statements and Notes thereto included herein.


OVERVIEW

        Since its formation, the Company has focused its business activities on the brewing, marketing and selling of craft beers. For the three months ended March 31, 1999, the Company had gross sales of $7,675,000, a decrease of 9.8% from the three months ended March 31, 1998. The Company believes that period-to-period comparisons of its financial results should not be relied upon as an accurate indicator of future performance. The Company's sales consist predominantly of sales of beer to third-party distributors and Anheuser-Busch, Inc. ("A-B") through the Distribution Alliance. In addition, the Company derives other revenues from the sale of beer, food, apparel and other retail items in its brewery pubs. The Company is required to pay Federal and certain state excise taxes on sales of its beer. The Federal excise tax burden on beer sales increases from $7 to $18 per barrel on annual production over 60,000 barrels and thus, if sales volume increases, federal excise taxes would increase as a percentage of sales.

        The Company's sales volume declined 11.9% to 43,100 barrels for the three months ended March 31, 1999, compared to 48,900 barrels in the same period in 1998. In addition to the level of consumer demand in existing markets, the Company's sales are also affected by other factors such as competitive considerations, including the increased number of craft brewers and promotional pricing, the opening of new distribution territories and new product introductions. Sales in the craft beer industry generally reflect a degree of seasonality, with the first and fourth quarters historically being the slowest and the rest of the year typically demonstrating relatively stronger sales. The Company has historically operated with little or no backlog, and its ability to predict sales for future periods is limited.

        Under normal circumstances, the Company generally operates its brewing facilities up to five days per week, two shifts per day. The Company has increased its company-wide annual production capacity from approximately 3,000 barrels at its first brewery in the Ballard neighborhood of Seattle in 1982 to approximately 350,000 barrels as of March 31, 1999, after the 75,000 barrel decrease related to the Fremont Brewery (see discussion below). Production capacity of each facility is added in phases until the facility reaches its maximum designed production capacity. The timing of each phase is affected by the availability of capital, construction constraints and anticipated sales in new and existing markets. The Portsmouth, New Hampshire brewery began commercial production during October 1996. The Portsmouth Brewery's current production capacity is approximately 100,000 barrels per year, and its maximum designed production capacity is approximately 250,000 barrels per year. Additional capital expenditures and production personnel will be required to bring the Portsmouth Brewery to its maximum designed capacity.

        The Company's maximum designed production capacity at March 31, 1999, totaled 500,000 barrels per year. The Company's capacity utilization has a significant impact on gross profit. When facilities are operating at their maximum designed production capacities, profitability is favorably affected by spreading fixed and semivariable operating costs, such as depreciation and production salaries, over a larger sales base. Most capital costs associated with building a new brewery, and fixed and semivariable costs related to operating a new brewery, are incurred prior to, or upon commencement of, production at a facility. Because the actual production level may be substantially below the facility's maximum designed production capacity, gross margins are negatively impacted. This impact is reduced when actual production levels increase.

        In January 1998, production at the Fremont Brewery was significantly reduced, and the brewery served as a backup facility to the Woodinville Brewery. During the quarter ended June 30, 1998, the Company analyzed its current and future production capacity requirements and its plans for the Fremont Brewery production assets. Based upon that analysis, the Company decided to permanently curtail the Fremont Brewery operations and sell substantially all of those production assets. In compliance with Statement 121, the Fremont production assets were written down to an estimate of their net realizable value in the quarter ended June 30, 1998. The write-down was recorded through a non-cash valuation provision totaling $5.2 million. The special valuation provision, net of the related income tax benefit, totaled $3.4 million.

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

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                              1999         1998
                                                              -----        -----
Sales ................................................        110.1%       110.5%
Less Excise Taxes ....................................         10.1         10.5
                                                              -----        -----
Net Sales ............................................        100.0        100.0
Cost of Sales ........................................         73.1         79.8
                                                              -----        -----
Gross Profit .........................................         26.9         20.2
Selling, General and Administrative Expenses .........         31.2         30.3
                                                              -----        -----
Operating Income (Loss) ..............................         (4.3)       (10.1)
Interest Income (Expense)-- Net ......................         (1.4)        (2.1)
                                                              -----        -----
Income (Loss) Before Income Taxes ....................         (5.7)       (12.2)
Provision (Benefit) for Income Taxes .................         (2.0)        (2.9)
                                                              =====        =====
Net Income (Loss) ....................................         (3.7)%       (9.3)%
                                                              =====        =====


THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

        Sales. Total sales decreased 9.8% to $7,675,000 in the first quarter of 1999, compared to $8,505,000 in first quarter 1998, primarily due to an 11.9% decrease in total sales volume. Total sales volumes in the 1999 first quarter decreased to 43,100 barrels from 48,900 barrels in 1998 first quarter. West Coast sales decreased 13.6% for the same period, including a 13.2% decline in Washington State, the Company's largest market. The competitive landscape has been affected by the increase in the number of craft beer companies and the number of different products they offer, as well as increased competition from imported beers. Sales other than wholesale beer sales, primarily retail pub revenues, totaled $701,000 in the three months ended March 31, 1999, compared to $690,000 in comparable 1998 period. At March 31, 1999 and 1998, the Company's products were distributed in 48 states.

        Excise Taxes. Excise taxes paid on barrels sold decreased to $703,000, or 10.1% of net sales in the 1999 first quarter, compared to $810,000, or 10.5% of net sales in the 1998 first quarter.

        Cost of Sales. Cost of sales decreased to $5,100,000 in the first three months of 1999, compared to $6,141,000 in comparable 1998 period, primarily due to the lower sales volume, decreased packaging costs and the positive effect of curtailing production at the Fremont Brewery. Cost of sales, as a percentage of net sales, decreased to 73.1% in the first quarter of 1999, compared to 79.8% in first quarter 1998. The combined utilization rate of maximum designed capacity for the operating breweries was 34.5% and 34.0% for quarters ended March 31, 1999 and 1998, respectively. The slight increase reflects the Fremont Brewery shutdown in the first half of 1998, offset partially by lower total volume.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $2,172,000 in the 1999 first quarter, compared to $2,329,000 in the 1998 first quarter due primarily to cost saving measures that reduced sales and marketing costs. As a percentage of net sales, these expenses were 31.2% and 30.3% for three months ended March 31, 1999 and 1998, respectively. The Company expects these costs to increase significantly, beginning in the three-month period ended June 30, 1999, due to the undertaking of an aggressive advertising and promotional program in certain of its markets.

        Interest Expense. Interest expense totaled $130,000 for the first quarter of 1999, compared to $181,000 for the comparable 1998 period, reflecting lower outstanding debt and lower interest rates.

        Other Income -- Net. Other income -- net, increased to $36,000 in the 1999 first quarter, compared to $15,000 in 1998 first quarter. The increase was due to an increase in the average balance of interest-bearing deposits in 1999.

        Income Taxes. The Company's effective income tax rate increased to a 35% benefit for the first quarter of 1999 from a 24% benefit for the first quarter of 1998. The difference between the 1999 and 1998 effective rates is primarily the result of higher pre-tax losses expected in 1999, relative to other components of the tax provision calculation, such as the exclusion of a portion of meals and entertainment expenses from tax return deductions.


LIQUIDITY AND CAPITAL RESOURCES

        The Company had $3,330,000 and $3,010,000 of cash and cash equivalents at March 31, 1999 and December 31, 1998, respectively. At March 31, 1999, the Company had working capital of $2,126,000. The Company's long-term debt as a percentage of total capitalization (long-term debt, preferred stock and common stockholders' equity) was 10.1% and 10.2% as of March 31, 1999 and December 31, 1998, respectively. Cash provided by operating activities totaled $361,000 and $276,000 for the three months ended March 31, 1999 and 1998, respectively.

        On June 5, 1997, the Company converted the $9 million outstanding balance of its secured bank facility (the "Secured Facility") to a five-year term loan with a 20-year amortization schedule. As of March 31, 1999, there was $8.2 million outstanding on the Secured Facility, and the Company's one-month IBOR-based borrowing rate was approximately 6.3%. In addition, the Company has a $10 million revolving credit facility (the "Revolving Facility") with the same bank through July 1, 2001, and as of March 31, 1999, there were no borrowings outstanding on this facility. The Revolving Facility is secured with the same assets that are collateral for the Secured Facility. Interest accrues at a variable rate based on the Inter Bank Offered Rate ("IBOR"), plus 1.25% to 2.00% for the Secured Facility, and plus 1.00% to 1.75% on the Revolving Facility, depending on the Company's debt-to-tangible net worth ratio. The Company can fix the rate by selecting IBOR for one- to twelve-month periods as a base. Beginning June 6, 1999, the interest rate for the Revolving Facility will be the applicable LIBOR plus 1.00% to 2.00%, depending on the Company's debt-to-cash flow ratio.

        The Company has required capital principally for the construction and development of its technologically-advanced production facilities. To date, the Company has financed its capital requirements through cash flow from operations, bank borrowings and the sale of common and preferred stock. The Company expects to meet its future financing needs, including the significant planned increase in advertising expenditures, and working capital and capital expenditure requirements, through cash on hand, operating cash flow, proceeds from the sale of Assets Held for Sale and, to the extent required and available, bank borrowings and offerings of debt or equity securities.

        Capital expenditures for the first quarter of 1999 totaled $284,000. Capital expenditures for 1999 are expected to total approximately $850,000.

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

        Effect of Competition on Future Sales. The domestic market in which the Company's craft beers are sold is highly competitive due to the proliferation of small craft brewers, including contract brewers, the increase in the number of products offered by such brewers, the introduction of fuller-flavored products by major national brewers and increased competition from imported beers. The Company's revenue growth rate began to slow in late 1996, and sales declined in 1997, 1998 and in the first quarter of 1999, due primarily to slower sales in the highly competitive draft beer market. If negative sales trends were to continue, the Company's future sales and results of operations would be adversely affected. The Company has historically operated with little or no backlog and, therefore, its ability to predict sales for future periods is limited.

        Sales Prices. Future prices the Company charges for its products may decrease from historical levels, depending on competitive factors in the Company's various markets. The Company has participated in price promotions with its wholesalers and their retail customers in most of its markets. The number of markets in which the Company participates in price promotions and the frequency of such promotions are expected to increase in the future.

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

        Advertising and Promotional Costs. While the Company has previously done very limited advertising, based upon market and competitive considerations the Company has determined that a significant increase in such spending is appropriate. Accordingly, in 1999 the Company is undertaking a brand investment program that will significantly increase advertising over the next year with the objective of establishing momentum towards capturing a larger share of the fragmented craft beer market. This increased spending is expected to significantly increase the Company's net losses and decrease its stockholders' equity. In addition, market and competitive considerations could require an increase in other promotional costs associated with developing existing and new markets.

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

        Dependence on Third-Party Distributors. The Company relies heavily on third-party distributors for the sale of its products to retailers. The Company's most significant non-Alliance wholesaler, K&L Distributors, Inc., an A-B affiliated wholesaler in the Seattle area, accounted for approximately 15.5% of the Company's sales in the first quarter of 1999. Substantially all of the remaining sales volumes are now through the Distribution Alliance to A-B affiliated distributors, most of whom are independent wholesalers. A disruption of wholesalers' or A-B's ability to distribute products efficiently due to any significant operational problems such as wide-spread labor union strikes, or the loss of K&L or the termination of the Distribution Alliance, could have a material adverse impact on the Company's sales and results of operations.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company does not have any derivative financial instruments as of March 31, 1999. However, the Company is exposed to interest rate risk. The Company's long-term debt bears interest at a rate that is tied to a variable rate. Information pertaining to the Company's debt balance and terms is set forth in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 5 of "Notes to Financial Statements" included in the Company's Annual Report on Form 10-K.


PART II.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS
    The following exhibits are filed as part of this report.

        10.38 Third Amendment to Amended and Restated Credit Agreement between U.S. Bank of Washington, National Association and Registrant, dated February 22, 1999.

        10.39 Amended and Restated Rights Agreement between Registrant and ChaseMellon Shareholder Services, LLC, dated as of May 12, 1999.

        10.40 First Amendment to Employment Agreement between Registrant and Paul Shipman, dated May 6, 1999.

        27     Financial Data Schedule for the three months ended March 31,
               1999.

(b) REPORTS ON FORM 8-K
    None were filed during the quarter ended March 31, 1999.


ITEMS 1, 2, 3, 4 AND 5 OF PART II ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on May 13, 1999.


                                   REDHOOK ALE BREWERY, INCORPORATED



                                   BY:   /s/  Bradley A. Berg
                                         ---------------------------------------
                                                   Bradley A. Berg
                                                   Executive Vice President and
                                                   Chief Financial Officer








                                   BY:   /s/  Anne M. Mueller
                                         ---------------------------------------
                                                   Anne M. Mueller
                                                   Controller and Treasurer,
                                                   Principal Accounting Officer





DATE: May 13, 1999