Form 10-Q
period 1999-06-30
REDHOOK ALE BREWERY INC
filed 1999-08-11
CIK 892222

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


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


   Common stock, par value $.005 per share: 7,687,786 shares outstanding as of
                                 June 30, 1999.

                    Page 1 of 15 sequentially numbered pages

================================================================================

                        REDHOOK ALE BREWERY, INCORPORATED

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                TABLE OF CONTENTS



                                                                                      PAGE
                                                                                      -----
PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                Balance Sheets
                      June 30, 1999 and December 31, 1998 ...........................    3

                Statements of Operations
                      Three Months Ended June 30, 1999 and 1998
                      and Six Months Ended June 30, 1999 and 1998....................    4

                Statements of Cash Flows
                      Six Months Ended June 30, 1999 and 1998........................    5

                Notes to Financial Statements........................................    6

ITEM 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations ...........................................    8


PART II.  OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders........................   14

ITEM 6.   Exhibits and Reports on Form 8-K...........................................   15

                        REDHOOK ALE BREWERY, INCORPORATED

                                 BALANCE SHEETS


                                                                        June 30,        DECEMBER 31,
                                                                          1999              1998
                                                                      ------------      ------------
                                                                       (Unaudited)
                                     ASSETS
Current Assets:
  Cash and Cash Equivalents .....................................     $  4,431,221      $  3,010,448
  Accounts Receivable ...........................................        2,065,779         1,525,708
  Inventories ...................................................        2,308,387         2,267,410
  Income Taxes Receivable .......................................               --           469,272
  Other .........................................................          339,028           303,623
                                                                      ------------      ------------

    Total Current Assets ........................................        9,144,415         7,576,461
Fixed Assets, Net ...............................................       79,032,558        80,211,312
Assets Held for Sale ............................................          588,701         1,105,475
Other Assets ....................................................          603,219           634,781
                                                                      ------------      ------------

      Total Assets ..............................................     $ 89,368,893      $ 89,528,029
                                                                      ============      ============


                        LIABILITIES, PREFERRED STOCK
                      AND COMMON STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable ..............................................     $  2,942,633      $  2,231,602
  Accrued Salaries, Wages and Payroll Taxes .....................        1,358,537         1,451,936
  Refundable Deposits ...........................................        1,463,606         1,310,366
  Other Accrued Expenses ........................................          571,074           466,734
  Current Portion of Long-Term Debt .............................          450,000           450,000
                                                                      ------------      ------------

    Total Current Liabilities ...................................        6,785,850         5,910,638
                                                                      ------------      ------------

Long-Term Debt, Net of Current Portion ..........................        7,650,000         7,875,000
                                                                      ------------      ------------

Deferred Income Taxes ...........................................        2,081,715         2,405,889
                                                                      ------------      ------------

Convertible Redeemable Preferred Stock ..........................       16,032,855        16,010,655
                                                                      ------------      ------------

Common Stockholders' Equity:
  Common Stock, Par Value $0.005 per Share, Authorized,
    50,000,000 Shares; Issued and Outstanding, 7,687,786 Shares
    in 1999 and 7,687,486 in 1998 ...............................           38,439            38,438
  Additional Paid-In Capital ....................................       56,989,631        56,888,633
  Retained Earnings (Deficit) ...................................         (209,597)          398,776
                                                                      ------------      ------------

      Total Common Stockholders' Equity .........................       56,818,473        57,325,847
                                                                      ------------      ------------
        Total Liabilities, Preferred Stock and
          Common Stockholders' Equity ...........................     $ 89,368,893      $ 89,528,029
                                                                      ============      ============


                             See Accompanying Notes

                        REDHOOK ALE BREWERY, INCORPORATED

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                    THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                   -----------------------------     -----------------------------
                                                        1999             1998             1999            1998
                                                   ------------     ------------     ------------     ------------
Sales .........................................    $  9,308,704     $  9,918,427     $ 16,983,600     $ 18,423,037
Less Excise Taxes .............................         865,458          933,161        1,568,105        1,742,784
                                                   ------------     ------------     ------------     ------------

Net Sales .....................................       8,443,246        8,985,266       15,415,495       16,680,253
Cost of Sales .................................       5,785,682        6,224,093       10,885,751       12,364,940
                                                   ------------     ------------     ------------     ------------

Gross Profit ..................................       2,657,564        2,761,173        4,529,744        4,315,313
Special Valuation Provision ...................              --        5,172,650               --        5,172,650
Selling, General and Administrative Expenses ..       3,084,414        2,504,442        5,256,833        4,833,628
                                                   ------------     ------------     ------------     ------------

Operating Income (Loss) .......................        (426,850)      (4,915,919)        (727,089)      (5,690,965)
Interest Expense ..............................         127,679          180,552          258,097          362,010
Other Income-- Net ............................          47,623           26,577           83,368           41,877
                                                   ------------     ------------     ------------     ------------

Income (Loss) before Income Taxes .............        (506,906)      (5,069,894)        (901,818)      (6,011,098)
Income Tax Expense (Benefit) ..................        (177,425)      (1,785,767)        (315,645)      (2,011,655)
                                                   ------------     ------------     ------------     ------------

Net Income (Loss) .............................    $   (329,481)    $ (3,284,127)    $   (586,173)    $ (3,999,443)
                                                   ============     ============     ============     ============

Basic Earnings (Loss) per Share ...............    $      (0.04)    $      (0.43)    $      (0.08)    $      (0.52)
                                                   ============     ============     ============     ============

Diluted Earnings (Loss) per Share .............    $      (0.04)    $      (0.43)    $      (0.08)    $      (0.52)
                                                   ============     ============     ============     ============


                             See Accompanying Notes

                        REDHOOK ALE BREWERY, INCORPORATED

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                            SIX MONTHS ENDED JUNE 30,
                                                          ----------------------------
                                                              1999             1998
                                                          -----------      -----------
OPERATING ACTIVITIES
Net Loss ............................................     $  (586,173)     $(3,999,443)
Adjustments to Reconcile Net Loss to Net Cash
  Provided by Operating Activities:
    Depreciation and Amortization ...................       1,628,119        1,717,988
    Special Valuation Provision .....................              --        5,172,650
    Deferred Income Tax Provision ...................        (324,174)      (1,650,159)
    Net Change in Operating Assets and Liabilities ..         878,772        2,058,468
                                                          -----------      -----------

Net Cash Provided by Operating Activities ...........       1,596,544        3,299,504
                                                          -----------      -----------

INVESTING ACTIVITIES
Expenditures for Fixed Assets .......................        (537,113)        (755,411)
Proceeds from Sale of Assets and Other ..............         485,343               --
                                                          -----------      -----------

Net Cash Used in Investing Activities ...............         (51,770)        (755,411)
                                                          -----------      -----------

FINANCING ACTIVITIES
Repayments on Debt ..................................        (225,000)        (292,824)
Officer Note Repayment and Other, Net ...............         100,999           83,000
                                                          -----------      -----------

Net Cash Used in Financing Activities ...............        (124,001)        (209,824)
                                                          -----------      -----------

Increase in Cash and Cash Equivalents ...............       1,420,773        2,334,269
Cash and Cash Equivalents:
  Beginning of Year .................................       3,010,448          892,165
                                                          -----------      -----------

  End of Period .....................................     $ 4,431,221      $ 3,226,434
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

       The following table sets forth the computation of basic and diluted earnings (loss) per common share:

                                                          THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                          -----------      -----------      -----------      -----------
                                                              1999             1998            1999             1998
                                                          -----------      -----------      -----------      -----------
       Basic earnings (loss) per share computation:
         Numerator:
           Net income (loss) ........................     $  (329,481)     $(3,284,127)     $  (586,173)     $(3,999,443)
                                                          -----------      -----------      -----------      -----------

         Denominator:
           Weighted-average common shares ...........       7,687,687        7,687,486        7,687,587        7,687,486
                                                          -----------      -----------      -----------      -----------

               Basic earnings (loss) per share ......     $     (0.04)     $     (0.43)     $     (0.08)     $     (0.52)
                                                          ===========      ===========      ===========      ===========

       Diluted earnings (loss) per share computation:
         Numerator:
           Net income (loss) ........................     $  (329,481)     $(3,284,127)     $  (586,173)     $(3,999,443)
                                                          -----------      -----------      -----------      -----------

         Denominator:
           Weighted-average common shares ...........       7,687,687        7,687,486        7,687,587        7,687,486
                                                          -----------      -----------      -----------      -----------

                 Diluted earnings (loss) per share ..     $     (0.04)     $     (0.43)     $     (0.08)     $     (0.52)
                                                          ===========      ===========      ===========      ===========

                        REDHOOK ALE BREWERY, INCORPORATED

                                  (Unaudited)



3.  INVENTORIES

       Inventories consist of the following:

                                        JUNE 30,        DECEMBER 31,
                                         1999              1998
                                      ----------         ----------
Finished goods .....................  $1,055,237         $  862,246
Raw materials ......................     794,004            998,133
Promotional merchandise ............     228,474            222,042
Packaging materials ................     230,672            184,989
                                      ----------         ----------
                                      $2,308,387         $2,267,410
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

       The assets are presented as Assets Held for Sale on the balance sheet as of June 30, 1999, at their estimated fair market value of $589,000. The Company has received deposits on substantially all of the remaining equipment and currently expects to sell that equipment during 1999 for an amount approximately equal to its estimated net realizable value.

       The special valuation provision and the related assets held for sale were recorded in the three-month period ended June 30, 1998, as follows:

       Brewery equipment ..................................................   $ 8,577,598
       Building ...........................................................     1,068,824
                                                                              -----------
                                                                                9,646,422

       Less accumulated depreciation and amortization .....................    (3,389,772)
                                                                              -----------

       Net book value .....................................................     6,256,650
       Estimated net realizable value of Assets Held for Sale..............    (1,184,000)
                                                                              -----------

       Estimated impairment ...............................................     5,072,650
       Reserve for disposal related costs..................................       100,000
                                                                              -----------

       Special Valuation Provision ........................................     5,172,650
       Income tax benefit .................................................    (1,810,428)
                                                                              -----------

       Special Valuation Provision, net of income tax benefit .............   $ 3,362,222
                                                                              ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion and analysis should be read in conjunction with the Company's Financial Statements and Notes thereto included herein.

OVERVIEW

       Since its formation, the Company has focused its business activities on the brewing, marketing and selling of craft beers. For the six months ended June 30, 1999, the Company had gross sales of $16,984,000, a decrease of 7.8% from the six months ended June 30, 1998. The Company's sales consist predominantly of sales of beer to third-party distributors and Anheuser-Busch, Inc. ("A-B") through the Distribution Alliance. In addition, the Company derives other revenues primarily from the sale of beer, food, apparel and other retail items in its brewery pubs. The Company is required to pay federal excise taxes on sales of its beer. The excise tax burden on beer sales increases from $7 to $18 per barrel on annual production over 60,000 barrels and thus, if sales volume fluctuates, federal excise taxes would change as a percentage of sales.

       The Company's sales volume declined 10.0% to 94,600 for the six months ended June 30, 1999, compared to the same period in 1998. In addition to the level of consumer demand in existing markets, the Company's sales are also affected by other factors such as competitive considerations, including the number of craft brewers and promotional pricing, competition from foreign and large domestic brewers, the opening of new distribution territories and new product introductions. The competitive landscape has been affected by the number of craft beer companies and the number of different products they offer, as well as increased competition from imported beers. Sales in the craft beer industry generally reflect a degree of seasonality, with the first and fourth quarters historically being the slowest and the rest of the year typically demonstrating relatively stronger sales. The Company has historically operated with little or no backlog, and its ability to predict sales for future periods is limited. The Company believes that period-to-period comparisons of its financial results should not be relied upon as an accurate indicator of future performance.

       Under normal circumstances, the Company generally operates its brewing facilities up to five days per week, two shifts per day. The Company has increased its company-wide annual production capacity from approximately 3,000 barrels at its first brewery in the Ballard neighborhood of Seattle in 1982 to approximately 350,000 barrels as of June 30, 1999, after the 75,000 barrel decrease related to the Fremont Brewery (see discussion below). Production capacity of each facility can be added in phases until the facility reaches its maximum designed production capacity. The Portsmouth Brewery's current production capacity is approximately 100,000 barrels per year and its maximum designed production capacity is approximately 250,000 barrels per year. Additional capital expenditures and production personnel will be required to bring the Portsmouth Brewery to its maximum designed capacity.

       The Company's maximum designed production capacity at June 30, 1999, totaled 500,000 barrels per year, 250,000 barrels at the Woodinville brewery and the Portsmouth brewery. The Company's capacity utilization has a significant impact on gross profit. When facilities are operating at their maximum designed production capacities, profitability is favorably affected by spreading fixed and semivariable operating costs, such as depreciation and production salaries, over a larger sales base. Most capital costs associated with building a new brewery, and fixed and semivariable costs related to operating a new brewery, are incurred prior to, or upon commencement of, production at a facility. Because the actual production level may be substantially below the facility's maximum designed production capacity, gross margins are negatively impacted. This impact is reduced when actual production levels increase.

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

       In addition to capacity utilization, the Company expects other factors to influence profit margins, including higher costs associated with the development of newer distribution territories, such as increased shipping, advertising, marketing and sales personnel costs; fees related to the distribution agreement with A-B; changes in packaging and other material costs; and changes in product sales mix. The incremental cost of shipping beer from the Company's breweries will increase if the volume of beer supplied to more distant markets increases.

       See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Considerations: Issues and Uncertainties."


RESULTS OF OPERATIONS

       The following table sets forth, for the periods indicated, certain items from the Company's Statements of Operations expressed as a percentage of net sales.

                                                            THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                 JUNE 30,                   JUNE 30,
                                                          ---------------------       ---------------------
                                                            1999          1998         1999           1998
                                                          -------       -------       -------       -------
       Sales .........................................      110.3%        110.4%        110.2%        110.4%
       Less Excise Taxes .............................       10.3          10.4          10.2          10.4
                                                          -------       -------       -------       -------
       Net Sales .....................................      100.0         100.0         100.0         100.0
       Cost of Sales .................................       68.5          69.3          70.6          74.1
                                                          -------       -------       -------       -------
       Gross Profit ..................................       31.5          30.7          29.4          25.9
       Special Valuation Provision ...................        0.0          57.6           0.0          31.0
       Selling, General and Administrative Expenses ..       36.5          27.9          34.1          29.0
                                                          -------       -------       -------       -------
       Operating Income (Loss) .......................       (5.0)        (54.8)         (4.7)        (34.1)
       Interest Income (Expense) -- Net ..............       (1.0)         (1.7)         (1.2)         (1.9)
                                                          -------       -------       -------       -------
       Income (Loss) Before Income Taxes .............       (6.0)        (56.5)         (5.9)        (36.0)
       Provision (Benefit) for Income Taxes ..........       (2.1)        (19.9)         (2.1)        (12.0)
                                                          -------       -------       -------       -------
       Net Income (Loss) .............................       (3.9)%       (36.6)%        (3.8)%       (24.0)%
                                                          =======       =======       =======       =======


THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

       Sales. Sales decreased 6.1% to $9,309,000 for three months ended June 30, 1999, compared to $9,918,000 for the comparable 1998 period, resulting from an 8.5% decrease in sales volume partially offset by slightly higher average sales prices. Sales volumes for the second quarter of 1999 decreased to 51,400 barrels from 56,200 barrels for the same period in 1998. Sales volume in Washington State, the Company's largest market, was approximately the same in the second quarter of 1999 as volume in the second quarter of 1998. Sales other than wholesale beer sales, primarily retail pub revenues, totaled $978,000 in the three months ended June 30, 1999, compared to $953,000 in comparable 1998 period. At June 30, 1999 and 1998, the Company's products were distributed in 48 and 47 states, respectively.

       Excise Taxes. Excise taxes decreased to $865,000, or 10.3% of net sales, for the second quarter of 1999, compared to $933,000, or 10.4% of net sales, for the comparable period of 1998.

       Cost of Sales. Cost of sales decreased to $5,786,000 for three months ended June 30, 1999 from $6,224,000 for same period in 1998, primarily due to the lower sales volume, decreased packaging and other material costs, and increased efficiency. The combined utilization rate of maximum designed capacity for the operating breweries was 41.1% and 45.0% for quarters ended June 30, 1999 and 1998, respectively. Despite the decrease in capacity utilization, cost of sales, as a percentage of net sales, decreased to 68.5% for the 1999 period, compared to 69.3% for the 1998 period.

       Special Valuation Provision. In the quarter ended June 30, 1998, the Fremont production assets were written down to an estimate of their net realizable value in compliance with FASB Statement No. 121. The write-down was recorded through a non-cash valuation provision totaling $5.2 million.

       Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $3,084,000 for the second quarter of 1999 from $2,504,000 for the same period of 1998. As a percentage of net sales, these expenses were 36.5% and 27.9% for the quarters ended June 30, 1999 and 1998, respectively. The increase is due primarily to the June 1999 launch of an advertising campaign in three key markets, partially offset by cost savings in general and administrative costs such as office rent and compensation. The Company expects to continue its significantly increased advertising spending for the remainder of 1999.

       Interest Expense. Interest expense totaled $128,000 for the second quarter of 1999, compared to $181,000 for the comparable 1998 period, reflecting lower outstanding debt and lower interest rates.

       Other Income -- Net. Other income increased to $48,000 in the second quarter of 1999, compared to $27,000 in the same 1998 quarter due to a higher average balance of interest-bearing deposits.

       Income Taxes. The Company's effective income tax rate was 35.0% for the second quarter of 1999 compared to 35.2% for the second quarter of 1998.


SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

       Sales. Sales decreased 7.8% to $16,984,000 for the six months ended June 30, 1999, compared to $18,423,000 for the comparable 1998 period, as a 10.0% decrease in total sales volumes was partially offset by a slight increase in average sales prices. Sales volumes for the first six months of 1999 decreased to 94,600 barrels from 105,100 barrels for the same period in 1998. Sales volume in Washington State, the Company's largest market, decreased in the first six months of 1999 compared to the same 1998 period. The Company's other sales totaled $1,679,000 for the six months ended June 30, 1999, compared to $1,643,000 for comparable 1998 period.

       Excise Taxes. Excise taxes decreased to $1,568,000, or 10.2% of net sales, for the first six months of 1999, compared to $1,743,000, or 10.4% of net sales, for the comparable period of 1998.

       Cost of Sales. Cost of sales decreased to $10,886,000 for six months ended June 30, 1999 from $12,365,000 for same period in 1998, primarily due to the lower sales volume, the positive effect of decreased costs at the Fremont Brewery and decreased packaging and other material costs. The combined utilization rate of maximum designed capacity for the operating breweries was 37.8% and 39.1% for six months ended June 30, 1999 and 1998, respectively. Cost of sales, as a percentage of net sales, decreased to 70.6% for the 1999 period, compared to 74.1% for the 1998 period.

       Special Valuation Provision. In the six months ended June 30, 1998, the Fremont production assets were written down to an estimate of their net realizable value in compliance with FASB Statement No. 121. The write-down was recorded through a non-cash valuation provision totaling $5.2 million.

       Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $5,257,000 for the first six months of 1999 from $4,834,000 for the same period of 1998. As a percentage of net sales, these expenses were 34.1% and 29.0% for the six months ended June 30, 1999 and 1998, respectively. The increase was primarily due to the June 1999 launch of an advertising campaign in three key markets, offset partially by reductions in sales personnel and other marketing costs in early 1998, in addition to lower rent and compensation expenses.

       Interest Expense. Interest expense totaled $258,000 for the six months of 1999, compared to $362,000 for the comparable 1998 period, reflecting lower outstanding debt and lower interest rates.

       Other Income -- Net. Other income increased to $83,000 in 1999, compared to $42,000 in 1998 due to a higher average balance of interest-bearing deposits.

       Income Taxes. The Company's effective income tax rate increased to 35.0% benefit for the six months ended June 30, 1999 from 33.5% for the same period in 1998.


LIQUIDITY AND CAPITAL RESOURCES

       The Company had $4,431,000 and $3,010,000 of cash and cash equivalents at June 30, 1999 and December 31, 1998, respectively. At June 30, 1999, the Company had working capital of $2,359,000. The Company's long-term debt as a percentage of total capitalization (long-term debt, preferred stock and common stockholders' equity) was 10.0% and 10.2% as of June 30, 1999 and December 31, 1998, respectively. Cash provided by operating activities totaled $1,597,000 and $3,300,000 for the six months ended June 30, 1999 and 1998, respectively. The amounts include the collection of income tax refunds totaling approximately $500,000 and $1 million, in the respective periods.

       On June 5, 1997, the Company converted the $9 million outstanding balance of its secured bank facility (the "Secured Facility") to a five-year term loan with a 20-year amortization schedule. As of June 30, 1999, there was $8.1 million outstanding on the Secured Facility, and the Company's one-month IBOR-based borrowing rate was approximately 6.3%. In addition, the Company has a $10 million revolving credit facility (the "Revolving Facility") with the same bank through July 1, 2001, and as of June 30, 1999, there were no borrowings outstanding on this facility. The Revolving Facility is secured with the same assets that are collateral for the Secured Facility. Interest accrues at a variable rate based on the Inter Bank Offered Rate ("IBOR"), plus 1.25% to 2.00% for the Secured Facility, depending on the Company's debt-to-tangible net worth ratio. The Company can fix the rate by selecting IBOR for one- to twelve-month periods as a base. The interest rate for the Revolving Facility is the applicable LIBOR plus 1.00% to 2.00%, depending on the Company's debt-to-cash flow ratio.

       The Company has required capital principally for the construction and development of its technologically-advanced production facilities. To date, the Company has financed its capital requirements through cash flow from operations, bank borrowings and the sale of common and preferred stock. The Company expects to meet its future financing needs, including the significant increase in advertising expenditures, and working capital and capital expenditure requirements, through cash on hand, operating cash flow, proceeds from the sale of Assets Held for Sale and, to the extent required and available, bank borrowings and offerings of debt or equity securities.

       Capital expenditures for the six months ended June 30, 1999, totaled $537,000. Capital expenditures for 1999 are expected to total approximately $900,000.

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

       Effect of Competition on Future Sales. The domestic market in which the Company's craft beers are sold is highly competitive due to the proliferation of small craft brewers, including contract brewers, the increase in the number of products offered by such brewers, the introduction of fuller-flavored products by major national brewers and increased competition from imported beers. The Company's revenue growth rate began to slow in late 1996, and sales declined in 1997, 1998 and in the first six months of 1999, due primarily to slower sales in the highly competitive draft beer market. If negative sales trends were to continue, the Company's future sales and results of operations would be adversely affected. The Company has historically operated with little or no backlog and, therefore, its ability to predict sales for future periods is limited.

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

       Advertising and Promotional Costs. While the Company has previously done very limited advertising, based upon market and competitive considerations the Company has determined that a significant increase in such spending is appropriate. Accordingly, in June 1999 the Company began a brand investment program that significantly increased advertising and related costs in the 1999 second quarter. The increased advertising expenses are expected to continue into the year 2000 with the objective of establishing momentum towards capturing a larger share of the fragmented craft beer market. This increased spending is expected to significantly increase the Company's net losses and decrease its stockholders' equity. In addition, market and competitive considerations could require an increase in other promotional costs associated with developing existing and new markets.

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

       Dependence on Third-Party Distributors. The Company relies heavily on third-party distributors for the sale of its products to retailers. The Company's most significant non-Alliance wholesaler, K&L Distributors, Inc., an A-B affiliated wholesaler in the Seattle area, accounted for approximately 16.3% of the Company's sales in the first six months of 1999. Substantially all of the remaining sales volumes are now through the Distribution Alliance to A-B affiliated distributors, most of whom are independent wholesalers. A disruption of wholesalers' or A-B's ability to distribute products efficiently due to any significant operational problems such as wide-spread labor union strikes, or the loss of K&L Distributors or the termination of the Distribution Alliance, could have a material adverse impact on the Company's sales and results of operations.

       Customer Acceptance, Consumer Trends and Public Attitudes. If consumers were unwilling to accept the Company's products or if general consumer trends caused a decrease in the demand for beer, including craft beer, it could adversely impact the Company's sales and results of operations. The alcoholic beverage industry has become the subject of considerable societal and political attention in recent years due to increasing public concern over alcohol-related social problems, including drunk driving, underage drinking and health consequences from the misuse of alcohol. If beer consumption in general were to come into disfavor among domestic consumers, or if the domestic beer industry were subjected to significant additional governmental regulation, the Company's sales and results of operations could be adversely affected.

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

       The Company completed an assessment on a significant portion of its information systems and completed a software upgrade so that those computer systems will function properly with respect to dates in the year 2000 and thereafter. In addition, the Company has completed the assessment of the remaining critical systems, primarily related to production operations, and expects that it will have all critical systems tested and compliant before the end of 1999. The costs associated with all software upgrades or modifications are currently expected to be approximately $50,000.

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

       The project is expected to be completed prior to any potential negative impact on the Company's operations or information systems. The Company believes that the new software will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or if the upgrades do not function properly, or are not completed timely, the Year 2000 compliance issue could have a significant negative adverse impact on the results of operations of the Company.

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

RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income, and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. In February 1998, the FASB issued Statement No. 132, Disclosures about Pensions and Other Postretirement Benefits. All of those statements were effective for the year ended December 31, 1998. Statement Nos. 130 and 132 are not applicable to the Company's operations. The disclosures prescribed by Statement No. 131 are not required for the Company because retail pub revenues, the largest component of sales other than wholesale beer sales, do not meet the minimum quantitative thresholds.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company does not have any derivative financial instruments as of June 30, 1999. However, the Company is exposed to interest rate risk. The Company's long-term debt bears interest at a rate that is tied to a variable rate. Information pertaining to the Company's debt balance and terms is set forth in
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 5 of "Notes to Financial Statements" included in the Company's Annual Report on Form 10-K.


PART II.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on May 20, 1999. The following matters were voted upon by the shareholders with the results as follows:

       (1) The following persons were nominated by the Board of Directors and each was elected to serve as a director until the next Annual Meeting of Shareholders or until his or her earlier retirement, resignation or removal: Paul S. Shipman, M. Colleen Beckemeyer, Gordan A. Bowker, John
       T. Carleton, Frank H. Clement, Jerry D. Jones, Bruce M. Sandison, Walter
       F. Walker and Dennis P. Weston.

              The number of votes cast for or withheld for each director nominee was as follows:

       NOMINEE                                FOR                    WITHHELD
       -------                                ---                    --------
       Paul S. Shipman                     8,377,153                  50,525
       M. Colleen Beckemeyer               8,344,208                  53,470
       Gordon A. Bowker                    8,339,258                  48,420
       John T. Carleton                    8,337,473                  50,205
       Frank H. Clement                    8,340,308                  47,370
       Jerry D. Jones                      8,339,748                  47,930
       Bruce M. Sandison                   8,307,728                  79,950
       Walter F. Walker                    8,341,228                  46,450
       Dennis P. Weston                    8,337,773                  49,905

       (2) The shareholders voted 8,352,375 shares in the affirmative, 23,539 shares in the negative and 11,764 shares abstained to ratify the appointment of Ernst & Young LLP, as independent auditors for the Company's year ending December 31, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS

       The following exhibits are filed as part of this report.

            27   Financial Data Schedule for the six months ended June 30, 1999.

(b)    REPORTS ON FORM 8-K
       None were filed during the quarter ended June 30, 1999.


ITEMS 1, 2, 3 AND 5 OF PART II ARE NOT APPLICABLE AND HAVE BEEN OMITTED.




                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on August 11, 1999.


                                             REDHOOK ALE BREWERY, INCORPORATED




                                             BY: /s/  Bradley A. Berg
                                             ----------------------------------
                                                 Bradley A. Berg
                                                 Executive Vice President and
                                                 Chief Financial Officer








                                             BY: /s/  Anne M. Mueller
                                             ----------------------------------
                                                 Anne M. Mueller
                                                 Controller and Treasurer,
                                                 Principal Accounting Officer





DATE: August 11, 1999