Form 10-Q
period 1999-09-30
REDHOOK ALE BREWERY INC
filed 1999-11-12
CIK 892222

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


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Common stock, par value $.005 per share: 7,687,786 shares outstanding as of September 30, 1999.


                    Page 1 of 15 sequentially numbered pages

================================================================================

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS



                                                                            PAGE
                                                                            ----
PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements

                 Balance Sheets
                     September 30, 1999 and December 31, 1998 .............   3

                 Statements of Operations
                     Three Months Ended September 30, 1999 and 1998
                     and Nine Months Ended September 30, 1999 and 1998 ....   4

                 Statements of Cash Flows
                     Nine Months Ended September 30, 1999 and 1998 ........   5

                 Notes to Financial Statements ............................   6

ITEM 2.     Management's Discussion and Analysis of Financial Condition
                 and Results of Operations ................................   8

PART II.    OTHER INFORMATION

ITEM 6.     Exhibits and Reports on Form 8-K ..............................  14

PART I.

ITEM 1.  FINANCIAL STATEMENTS


                        REDHOOK ALE BREWERY, INCORPORATED

                                 BALANCE SHEETS


                                                                         September 30,       DECEMBER 31,
                                                                             1999               1998
                                                                         -------------       ------------
                                                                         (Unaudited)
                                         ASSETS

Current Assets:
  Cash and Cash Equivalents ......................................       $  5,063,442        $ 3,010,448
  Accounts Receivable ............................................          1,795,799          1,525,708
  Inventories ....................................................          2,460,797          2,267,410
  Income Taxes Receivable ........................................                 --            469,272
  Other ..........................................................            484,445            303,623
                                                                         ------------        -----------

    Total Current Assets .........................................          9,804,483          7,576,461
Fixed Assets, Net ................................................         78,144,300         80,211,312
Assets Held for Sale .............................................             38,549          1,105,475
Other Assets .....................................................            591,748            634,781
                                                                         ------------        -----------

      Total Assets ...............................................       $ 88,579,080        $89,528,029
                                                                         ============        ===========

                              LIABILITIES, PREFERRED STOCK
                             AND COMMON STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable ...............................................       $  2,733,046        $ 2,231,602
  Accrued Salaries, Wages and Payroll Taxes ......................          1,456,637          1,451,936
  Refundable Deposits ............................................          1,530,101          1,310,366
  Other Accrued Expenses .........................................            449,711            466,734
  Current Portion of Long-Term Debt ..............................            450,000            450,000
                                                                         ------------        -----------

    Total Current Liabilities ....................................          6,619,495          5,910,638
                                                                         ------------        -----------

Long-Term Debt, Net of Current Portion ...........................          7,537,500          7,875,000
                                                                         ------------        -----------

Deferred Income Taxes ............................................          1,900,511          2,405,889
                                                                         ------------        -----------

Convertible Redeemable Preferred Stock ...........................         16,043,955         16,010,655
                                                                         ------------        -----------

Common Stockholders' Equity:
  Common Stock, Par Value $0.005 per Share, Authorized,
    50,000,000 Shares; Issued and Outstanding, 7,687,786 Shares
    in 1999 and 7,687,486 in 1998 ................................             38,439             38,438
  Additional Paid-In Capital .....................................         56,989,631         56,888,633
  Retained Earnings (Deficit) ....................................           (550,451)           398,776
                                                                         ------------        -----------

      Total Common Stockholders' Equity ..........................         56,477,619         57,325,847
                                                                         ------------        -----------
        Total Liabilities, Preferred Stock and
          Common Stockholders' Equity ............................       $ 88,579,080        $89,528,029
                                                                         ============        ===========




                             See Accompanying Notes

                        REDHOOK ALE BREWERY, INCORPORATED

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                  THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                  --------------------------------     -------------------------------
                                                      1999               1998              1999                1998
                                                   -----------        ----------       ------------        ------------
Sales .........................................    $ 9,622,583        $9,152,137       $ 26,606,183        $ 27,575,174
Less Excise Taxes .............................        893,217           838,154          2,461,322           2,580,938
                                                   -----------        ----------       ------------        ------------

Net Sales .....................................      8,729,366         8,313,983         24,144,861          24,994,236
Cost of Sales .................................      5,850,494         5,800,275         16,736,245          18,165,215
                                                   -----------        ----------       ------------        ------------

Gross Profit ..................................      2,878,872         2,513,708          7,408,616           6,829,021
Special Valuation Provision ...................             --                --                 --           5,172,650
Selling, General and Administrative Expenses ..      3,057,387         2,210,543          8,314,220           7,044,171
                                                   -----------        ----------       ------------        ------------

Operating Income (Loss) .......................       (178,515)          303,165           (905,604)         (5,387,800)
Interest Expense ..............................        133,430           173,632            391,527             535,642
Other Income (Expense) -- Net .................       (195,369)           49,085           (112,001)             90,962
                                                   -----------        ----------       ------------        ------------

Income (Loss) before Income Taxes .............       (507,314)          178,618         (1,409,132)         (5,832,480)
Income Tax Expense (Benefit) ..................       (177,560)           29,449           (493,205)         (1,982,206)
                                                   -----------        ----------       ------------        ------------

Net Income (Loss) .............................    $  (329,754)       $  149,169       $   (915,927)       $ (3,850,274)
                                                   ===========        ==========       ============        ============

Basic Earnings (Loss) per Share ...............    $     (0.04)       $     0.02       $      (0.12)       $      (0.50)
                                                   ===========        ==========       ============        ============

Diluted Earnings (Loss) per Share .............    $     (0.04)       $     0.02       $      (0.12)       $      (0.50)
                                                   ===========        ==========       ============        ============










                             See Accompanying Notes

                        REDHOOK ALE BREWERY, INCORPORATED

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                          -------------------------------
                                                             1999               1998
                                                          -----------        -----------
OPERATING ACTIVITIES
Net Loss .............................................    $  (915,927)       $(3,850,274)
Adjustments to Reconcile Net Loss to Net Cash
  Provided by Operating Activities:
    Depreciation and Amortization ....................      2,446,928          2,529,090
    Special Valuation Provision ......................             --          5,172,650
    Loss on Disposal of Fixed Assets .................        260,000                 --
    Deferred Income Taxes ............................       (505,378)        (1,491,353)
    Net Change in Operating Assets and Liabilities ...        924,711          2,465,360
                                                          -----------        -----------
Net Cash Provided by Operating Activities ............      2,210,334          4,825,473
                                                          -----------        -----------

INVESTING ACTIVITIES
Expenditures for Fixed Assets ........................       (769,320)          (877,664)
Proceeds from Sale of Assets and Other, Net ..........        848,481             16,000
                                                          -----------        -----------
Net Cash Provided by (Used in) Investing Activities ..         79,161           (861,664)
                                                          -----------        -----------

FINANCING ACTIVITIES
Repayments on Debt ...................................       (337,500)        (2,028,108)
Officer Note Repayment and Other, Net ................        100,999             82,876
                                                          -----------        -----------

Net Cash Used in Financing Activities ................       (236,501)        (1,945,232)
                                                          -----------        -----------

Increase in Cash and Cash Equivalents ................      2,052,994          2,018,577
Cash and Cash Equivalents:
  Beginning of Year ..................................      3,010,448            892,165
                                                          -----------        -----------
  End of Period ......................................    $ 5,063,442        $ 2,910,742
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

     The following table sets forth the computation of basic and diluted earnings (loss) per common share:


                                                               THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                    SEPTEMBER 30,
                                                           ---------------------------     ----------------------------
                                                              1999             1998           1999             1998
                                                           -----------      ----------     -----------      -----------
        Basic earnings (loss) per share computation:
          Numerator:
            Net income (loss) ........................     $  (329,754)     $  149,169     $  (915,927)     $(3,850,274)
                                                           -----------      ----------     -----------      -----------

          Denominator:
            Weighted-average common shares ...........       7,687,786       7,687,486       7,687,654        7,687,486
                                                           -----------      ----------     -----------      -----------

                Basic earnings (loss) per share ......     $     (0.04)     $     0.02     $     (0.12)     $     (0.50)
                                                           ===========      ==========     ===========      ===========

        Diluted earnings (loss) per share computation:
          Numerator:
            Net income (loss) ........................     $  (329,754)     $  149,169     $  (915,927)     $(3,850,274)
                                                           -----------      ----------     -----------      -----------

          Denominator:
            Weighted-average common shares ...........       7,687,786       7,687,486       7,687,654        7,687,486
                                                           -----------      ----------     -----------      -----------

            Effect of dilutive securities:
              Series B convertible preferred stock ...              --       1,289,872              --               --
              Stock options, net .....................              --          20,806              --               --
                                                           -----------      ----------     -----------      -----------
            Dilutive potential common shares .........              --       1,310,678              --               --
            Denominator for diluted earnings
              (loss) per share .......................       7,687,786       8,998,164       7,687,654        7,687,486
                                                           -----------      ----------     -----------      -----------

                  Diluted earnings (loss) per share ..     $     (0.04)     $     0.02     $     (0.12)     $     (0.50)
                                                           ===========      ==========     ===========      ===========

                        REDHOOK ALE BREWERY, INCORPORATED

                                   (Unaudited)


3.  INVENTORIES

     Inventories consist of the following:

                                                  SEPTEMBER 30,     DECEMBER 31,
                                                      1999              1998
                                                  -------------     ------------
         Finished goods .......................    $1,079,985        $  862,246
         Raw materials ........................       837,157           998,133
         Promotional merchandise ..............       304,696           222,042
         Packaging materials ..................       238,959           184,989
                                                   ----------        ----------
                                                   $2,460,797        $2,267,410
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

     The Company has sold substantially all of the equipment for cash and a $230,000 note receivable totaling an amount approximately equal to the assets' estimated net realizable value. The note receivable is due in December 1999, and bears interest at a rate of 10% per annum. The remaining assets are presented as Assets Held for Sale on the balance sheet as of September 30, 1999, at their estimated fair market value of $39,000.

     The special valuation provision and the related assets held for sale were recorded in the three-month period ended June 30, 1998, as follows:

         Brewery equipment ..........................................    $ 8,577,598
         Building ...................................................      1,068,824
                                                                         -----------

                                                                           9,646,422
         Less accumulated depreciation and amortization .............     (3,389,772)
                                                                         -----------

         Net book value .............................................      6,256,650
         Estimated net realizable value of Assets Held for Sale......     (1,184,000)
                                                                         -----------

         Estimated impairment .......................................      5,072,650
         Reserve for disposal related costs..........................        100,000
                                                                         -----------

         Special Valuation Provision ................................      5,172,650
         Income tax benefit .........................................     (1,810,428)
                                                                         -----------

         Special Valuation Provision, net of income tax benefit .....    $ 3,362,222
                                                                         ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's Financial Statements and Notes thereto included herein.

OVERVIEW

     Since its formation, the Company has focused its business activities on the brewing, marketing and selling of craft beers. For the nine months ended September 30, 1999, the Company had gross sales of $26,606,000, a decrease of 3.5% from the nine months ended September 30, 1998. The Company's sales consist predominantly of sales of beer to third-party distributors and Anheuser-Busch, Inc. ("A-B") through the Distribution Alliance. In addition, the Company derives other revenues primarily from the sale of beer, food, apparel and other retail items in its brewery pubs. The Company is required to pay federal excise taxes on sales of its beer. The excise tax burden on beer sales increases from $7 to $18 per barrel on annual production over 60,000 barrels and thus, if sales volume fluctuates, federal excise taxes would change as a percentage of sales.

     The Company's sales volume declined 4.7% to 148,100 barrels for the nine months ended September 30, 1999, compared to the same period in 1998. In addition to the level of consumer demand in existing markets, the Company's sales are also affected by other factors such as competitive considerations, including the number of craft brewers and promotional pricing, competition from foreign and large domestic brewers and new product introductions. The competitive landscape has been affected by the number of craft beer companies and the number of different products they offer, as well as increased competition from imported beers. Sales in the craft beer industry generally reflect a degree of seasonality, with the first and fourth quarters historically being the slowest and the rest of the year typically demonstrating relatively stronger sales. The Company has historically operated with little or no backlog, and its ability to predict sales for future periods is limited. The Company believes that period-to-period comparisons of its financial results should not be relied upon as an accurate indicator of future performance.

     Under normal circumstances, the Company generally operates its brewing facilities up to five days per week, two shifts per day. The Company has increased its company-wide annual production capacity from approximately 3,000 barrels at its first brewery in the Ballard neighborhood of Seattle in 1982 to approximately 350,000 barrels as of September 30, 1999, after the 75,000 barrel decrease related to the Fremont Brewery (see discussion below). Production capacity of each facility can be added in phases until the facility reaches its maximum designed production capacity. The Portsmouth Brewery's current production capacity is approximately 100,000 barrels per year and its maximum designed production capacity is approximately 250,000 barrels per year. Additional capital expenditures and production personnel will be required to bring the Portsmouth Brewery to its maximum designed capacity.

     The Company's maximum designed production capacity at September 30, 1999, totaled 500,000 barrels per year, 250,000 barrels at both the Woodinville and Portsmouth breweries. The Company's capacity utilization has a significant impact on gross profit. When facilities are operating at their maximum designed production capacities, profitability is favorably affected by spreading fixed and semivariable operating costs, such as depreciation and production salaries, over a larger production base. Most capital costs associated with building a new brewery, and fixed and semivariable costs related to operating a new brewery, are incurred prior to, or upon commencement of, production at a facility. Gross margins are negatively impacted when actual production levels are substantially below the facility's maximum designed production capacity. This impact is reduced when actual production levels increase.

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

     In addition to capacity utilization, the Company expects other factors to influence profit margins, including changes in expenditures for advertising and promotion; higher costs associated with the development of newer distribution territories, such as increased shipping, advertising, marketing and sales personnel costs; fees related to the distribution agreement with A-B; changes in packaging and other material costs; and changes in product sales mix. The incremental cost of shipping beer from the Company's breweries will increase if the volume of beer supplied to more distant markets increases.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Considerations: Issues and Uncertainties."

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the Company's Statements of Operations expressed as a percentage of net sales.

                                                        THREE MONTHS ENDED      NINE MONTHS ENDED
                                                          SEPTEMBER 30,           SEPTEMBER 30,
                                                        ------------------      ------------------
                                                        1999        1998        1999        1998
                                                        -----       -----       -----       -----
     Sales ......................................       110.2%      110.1%      110.2%      110.3%
     Less Excise Taxes ..........................        10.2        10.1        10.2        10.3
                                                        -----       -----       -----       -----
     Net Sales ..................................       100.0       100.0       100.0       100.0
     Cost of Sales ..............................        67.0        69.8        69.3        72.7
                                                        -----       -----       -----       -----
     Gross Profit ...............................        33.0        30.2        30.7        27.3
     Special Valuation Provision ................          --          --          --        20.7
     Selling, General and Administrative Expenses        35.0        26.6        34.4        28.2
                                                        -----       -----       -----       -----
     Operating Income (Loss) ....................        (2.0)        3.6        (3.7)      (21.6)
     Interest Income (Expense)-- Net ............        (3.8)       (1.5)       (2.1)       (1.7)
                                                        -----       -----       -----       -----
     Income (Loss) Before Income Taxes ..........        (5.8)        2.1        (5.8)      (23.3)
     Provision (Benefit) for Income Taxes .......        (2.0)        0.3        (2.0)       (7.9)
                                                        -----       -----       -----       -----
     Net Income (Loss) ..........................        (3.8)%       1.8%       (3.8)%     (15.4)%
                                                        =====       =====       =====       =====


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

     Sales. Sales increased 5.1% to $9,623,000 for three months ended September 30, 1999, compared to $9,152,000 for the comparable 1998 period, resulting from a 6.2% increase in sales volume partially offset by slightly lower pricing, net of promotional discounts. Sales volumes for the third quarter of 1999 increased to 53,500 barrels from 50,400 barrels for the same period in 1998. Sales volume in Washington State, the Company's largest market, decreased 3.6% to 19,400 barrels. Sales other than wholesale beer sales, primarily retail pub revenues, totaled $1,211,000 in the three months ended September 30, 1999, compared to $1,180,000 in the comparable 1998 period. At September 30, 1999 and 1998, the Company's products were distributed in 48 states.

     Excise Taxes. Excise taxes increased to $893,000, or 10.2% of net sales, for the third quarter of 1999, compared to $838,000, or 10.1% of net sales, for the comparable period of 1998.

     Cost of Sales. Cost of sales increased to $5,850,000 for three months ended September 30, 1999 from $5,800,000 for the same period in 1998, primarily due to the effect of higher sales volume, substantially offset by decreased raw material and other costs, and increased efficiency. The combined utilization rate of maximum designed capacity for the operating breweries was 42.8% and 40.3% for quarters ended September 30, 1999 and 1998, respectively. Cost of sales, as a percentage of net sales, decreased to 67.0% for the 1999 period, compared to 69.8% for the 1998 period.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $3,057,000 for the third quarter of 1999 from $2,211,000 for the same period of 1998. As a percentage of net sales, these expenses were 35.0% and 26.6% for the quarters ended September 30, 1999 and 1998, respectively. The increase is due primarily to the June 1999 launch of an advertising campaign in three key markets, partially offset by cost savings such as office rent and compensation. The Company expects to continue its significantly increased advertising spending for the remainder of 1999. The Company spent approximately $800,000 on the advertising campaign in the third quarter of 1999.

     Interest Expense. Interest expense totaled $133,000 for the third quarter of 1999, compared to $174,000 for the comparable 1998 period, reflecting lower outstanding debt and lower average interest rates.

     Other Income (Expense) -- Net. The 1999 third quarter includes a non-cash loss of $260,000 related to the exchange of some one-half barrel kegs for new one-sixth barrel kegs. Excluding the loss, other income increased to $65,000 in the third quarter of 1999, compared to $49,000 in the same 1998 quarter due to a higher average balance of interest-bearing deposits.

     Income Taxes. The Company's effective income tax rate was 35.0% for the third quarter of 1999 compared to 16.5% for the third quarter of 1998. The tax rate for the third quarter of 1998 of 16.5% adjusted the nine months ended September 30, 1998 tax rate to 26%, excluding the 35% tax benefit of the June 1998, special valuation provision. The lower 1998 tax rate was primarily the result of lower estimated pre-tax results for the full year of 1998, relative to other components of the tax provision calculation, such as the exclusion of a portion of meals and entertainment expenses from the tax return deductions.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

     Sales. Sales decreased 3.5% to $26,606,000 for the nine months ended September 30, 1999, compared to $27,575,000 for the comparable 1998 period, as a 4.7% decrease in total sales volumes was partially offset by a slight increase in average sales prices. Sales volumes for the first nine months of 1999 decreased to 148,100 barrels from 155,400 barrels for the same period in 1998. Sales volume in Washington State, the Company's largest market, decreased 5.3% for the first nine months of 1999 compared to the same 1998 period. The Company's other sales totaled $2,890,000 for the nine months ended September 30, 1999, compared to $2,823,000 for the comparable 1998 period.

     Excise Taxes. Excise taxes decreased to $2,461,000, or 10.2% of net sales, for the first nine months of 1999, compared to $2,581,000, or 10.3% of net sales, for the comparable period of 1998.

     Cost of Sales. Cost of sales decreased to $16,736,000 for nine months ended September 30, 1999 from $18,165,000 for same period in 1998, primarily due to the lower sales volume, the positive effect of decreased costs at the Fremont Brewery and decreased packaging and other material costs. The combined utilization rate of maximum designed capacity for the operating breweries was 39.5% for nine months ended September 30, 1999 and 1998. Cost of sales, as a percentage of net sales, decreased to 69.3% for the 1999 period, compared to 72.7% for the 1998 period.

     Special Valuation Provision. In the nine months ended September 30, 1998, the Fremont production assets were written down to an estimate of their net realizable value in compliance with FASB Statement No. 121. The write-down was recorded through a non-cash valuation provision totaling $5.2 million.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $8,314,000 for the first nine months of 1999 from $7,044,000 for the same period of 1998. As a percentage of net sales, these expenses were 34.4% and 28.2% for the nine months ended September 30, 1999 and 1998, respectively. The increase was primarily due to the June 1999 launch of an advertising campaign in three key markets, offset partially by reductions in sales personnel and other marketing costs in early 1998, in addition to lower rent and compensation expense. The Company spent approximately $1.6 million on advertising during the nine months ended September 30, 1999.

     Interest Expense. Interest expense totaled $392,000 for the nine months of 1999, compared to $536,000 for the comparable 1998 period, reflecting lower outstanding debt and, lower average interest rates.

     Other Income (Expense) -- Net. The 1999 period includes a non-cash loss of $260,000 related to the exchange of some one-half barrel kegs for new one-sixth barrel kegs. Excluding the loss, other income increased to $148,000 in 1999, compared to $91,000 in 1998 due to a higher average balance of interest-bearing deposits.

     Income Taxes. The Company's effective income tax rate increased to 35.0% for the nine months ended September 30, 1999 from 34.0% for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had $5,063,000 and $3,010,000 of cash and cash equivalents at September 30, 1999 and December 31, 1998, respectively. At September 30, 1999, the Company had working capital of $3,185,000. The Company's long-term debt as a percentage of total capitalization (long-term debt, preferred stock and common stockholders' equity) was 9.9% and 10.2% as of September 30, 1999 and December 31, 1998, respectively. Cash provided by operating activities totaled $2,210,000 and $4,825,000 for the nine months ended September 30, 1999 and 1998, respectively. The amounts include the collection of income tax refunds totaling approximately $500,000 and $1 million, in the respective periods.

     On June 5, 1997, the Company converted the $9 million outstanding balance of its secured bank facility (the "Secured Facility") to a five-year term loan with a 20-year amortization schedule. As of September 30, 1999, there was $8.0 million outstanding on the Secured Facility, and the Company's one-month IBOR-based borrowing rate was approximately 6.6%. In addition, the Company has a $10 million revolving credit facility (the "Revolving Facility") with the same bank through July 1, 2001, and as of September 30, 1999, there were no borrowings outstanding on this facility. The Secured Facility and the Revolving Facility are secured by substantially all of the Company's assets. Interest accrues at a variable rate based on the Inter Bank Offered Rate ("IBOR"), plus 1.25% to 2.00% for the Secured Facility, depending on the Company's debt-to-tangible net worth ratio. The Company can fix the rate by selecting IBOR for one- to twelve-month periods as a base. The interest rate for the Revolving Facility is the applicable LIBOR plus 1.00% to 2.00%, depending on the Company's debt-to-cash flow ratio.

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

     Capital expenditures for the nine months ended September 30, 1999, totaled $769,000. Capital expenditures for 1999 are expected to total approximately $900,000.

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

     Effect of Competition on Future Sales. The domestic market in which the Company's craft beers are sold is highly competitive due to the proliferation of small craft brewers, including contract brewers, the increase in the number of products offered by such brewers, increased competition from imported beers and the introduction of fuller-flavored products by major national brewers. The Company's revenue growth rate began to slow in late 1996, and sales declined in 1997, 1998 and in the first nine months of 1999, due primarily to slower sales in the highly competitive draft beer market. If negative sales trends were to continue, the Company's future sales and results of operations would be adversely affected. The Company has historically operated with little or no backlog and, therefore, its ability to predict sales for future periods is limited.

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

     Advertising and Promotional Costs. While the Company has previously done very limited advertising, based upon market and competitive considerations the Company has determined that a significant increase in such spending is appropriate. Accordingly, in June 1999 the Company began a brand investment program that significantly increased advertising and related costs in the 1999 second and third quarters. The increased advertising expenses are expected to continue into the year 2000 with the objective of establishing momentum towards capturing a larger share of the fragmented craft beer market. This increased spending has significantly increased the Company's net losses and decreased its stockholders' equity. In addition, market and competitive considerations could require an increase in other promotional costs associated with developing existing and new markets.

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

     Dependence on Third-Party Distributors. The Company relies heavily on third-party distributors for the sale of its products to retailers. The Company's most significant non-Alliance wholesaler, K&L Distributors, Inc., an A-B affiliated wholesaler in the Seattle area, accounted for approximately 16.5% of the Company's sales in the first nine months of 1999. Substantially all of the remaining sales volumes are now through the Distribution Alliance to A-B affiliated distributors, most of whom are independent wholesalers. A disruption of wholesalers' or A-B's ability to distribute products efficiently due to any significant operational problems such as wide-spread labor union strikes, or the loss of K&L Distributors or the termination of the Distribution Alliance, could have a material adverse impact on the Company's sales and results of operations.

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

     Impact of Year 2000. Some of the Company's computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs had time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. In addition, some of the microprocessors and control systems integrated in the Company's operations were not programmed to recognize dates beyond the year 1999. This could have caused a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, operate certain production equipment or engage in similar normal business activities.

     The Company completed an assessment of its information systems and has completed and tested software upgrades so that those computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company believes that the new software will not pose significant operational problems for its computer systems. However, if such modifications and conversions do not function properly, the Year 2000 compliance issue could have a significant negative adverse impact on the results of operations of the Company. The costs associated with all software upgrades or modifications totaled less than $75,000.

     The Company is working directly with key vendors, service providers and business partners, such as A-B, malt and packaging suppliers, and utilities, in order to avoid any business interruptions in the year 2000 and thereafter. Steps have been taken to understand key third parties' ability to continue providing services and products through the change to 2000. The Company sent out detailed questionnaires to key third parties to verify Year 2000 readiness and is conducting on-going risk analysis based upon the responses to those questionnaires. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of third parties to complete their Year 2000 compliance process in a timely fashion could have a material adverse effect on the Company's results of operations.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not have any derivative financial instruments as of September 30, 1999. However, the Company is exposed to interest rate risk. The Company's long-term debt bears interest at a rate that is tied to a variable rate. Information pertaining to the Company's debt balance and terms is set forth in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 5 of "Notes to Financial Statements" included in the Company's Annual Report on Form 10-K.

PART II.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     The following exhibits are filed as part of this report.

         27    Financial Data Schedule for the nine months ended September 30,
               1999.

(b)  REPORTS ON FORM 8-K

     None were filed during the quarter ended September 30, 1999.


ITEMS 1, 2, 3, 4 AND 5 OF PART II ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on November 12, 1999.


                                       REDHOOK ALE BREWERY, INCORPORATED



                                       BY: /s/  Bradley A. Berg
                                           -------------------------------------
                                                Bradley A. Berg
                                                Executive Vice President and
                                                Chief Financial Officer



                                       BY: /s/  Anne M. Mueller
                                           -------------------------------------
                                                Anne M. Mueller
                                                Controller and Treasurer,
                                                Principal Accounting Officer





DATE: November 12, 1999