Form 10-K405
period 1999-12-31
REDHOOK ALE BREWERY INC
filed 2000-03-28
CIK 892222

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                        RIGHTS TO PURCHASE COMMON STOCK
                                (TITLE OF CLASS)
                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price on February 29, 2000, as reported on NASDAQ, was $15,335,595.(1)

     The number of shares of the registrant's Common Stock outstanding as of February 29, 2000, was 7,687,786.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement relating to the registrant's 2000 Annual Meeting of Stockholders to be held on May 23, 2000, are incorporated by reference into Part III of this Report.
---------------
(1) Excludes shares held of record on that date by directors and executive officers and greater than 10% shareholders of the registrant. Exclusion of such shares should not be construed to indicate that any such person directly or indirectly possesses the power to direct or cause the direction of the management of the policies of the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       REDHOOK ALE BREWERY, INCORPORATED

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.
ITEM 1.     Business....................................................      1
ITEM 2.     Properties..................................................     14
ITEM 3.     Legal Proceedings...........................................     15
ITEM 4.     Submission of Matters to a Vote of Security Holders.........     15
ITEM 4A.    Executive Officers of the Company...........................     15

PART II.
ITEM 5.     Market for Registrant's Common Equity and Related
              Stockholder Matters.......................................     16
ITEM 6.     Selected Financial Data.....................................     17
ITEM 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................     18
ITEM 7A.    Quantitative and Qualitative Disclosures about Market
              Risk......................................................     23
ITEM 8.     Financial Statements and Supplementary Data.................     24
ITEM 9.     Changes In and Disagreements With Accountants on Accounting
              and Financial Disclosures.................................     42

PART III.
ITEM 10.    Directors and Executive Officers of the Registrant..........     42
ITEM 11.    Executive Compensation......................................     42
ITEM 12.    Security Ownership of Certain Beneficial Owners and
              Management................................................     42
ITEM 13.    Certain Relationships and Related Transactions..............     42

PART IV.
ITEM 14.    Exhibits, Financial Statements and Reports on Form 8-K......     42

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

     The Company currently produces eight styles of beer, marketed under distinct brand names. The Company's flagship brand is Redhook E.S.B., and its other principal products include Redhook India Pale Ale, Redhook Hefe-Weizen, Blackhook Porter, Double Black Stout brewed with Starbucks(R) coffee, and its seasonal offerings Redhook Blonde Ale, Winterhook, and Redhook Nut Brown Ale. In addition to its principal products, the Company periodically develops and markets new products to test and measure consumer response to varying styles and flavors. The Company distributed its products through a network of third-party wholesale distributors and a long-term distribution alliance with Anheuser-Busch, Incorporated ("A-B") (the "Distribution Alliance" or the "Alliance") in 48 states as of December 31, 1999.

INDUSTRY BACKGROUND

     The Company is a leader in the relatively small craft brewing segment of the U.S. brewing industry, which includes regional specialty brewers such as the Company, contract brewers, microbreweries and brewpubs. Craft beers are distinguishable from other domestically produced beers by their fuller flavor and adherence to traditional European brewing styles. According to industry sources, shipments in the craft beer segment were essentially flat at approximately 5.6 million barrels in 1998, yet represented less than 3% of the approximately 200 million barrels shipped by domestic producers within the United States. Although 1999 information is not yet available, the 1999 U.S. craft beer segment volume is expected to be approximately the same as the 1998 volume. While the segment volume growth slowed significantly, the number of craft brewers in the U.S. has grown dramatically, from 627 at the end of 1994 to approximately 1,400 as of December 31, 1999. During 1998 and 1999, the number of craft brewers was substantially unchanged relative to the preceding years.

     At the turn of this century, the U.S. brewing industry was comprised of nearly 2,000 breweries, most of which were small operations that produced distinctive beers for local markets. Fewer than 1,000 of these breweries reopened following Prohibition. During the ensuing decades, competition in the beer industry came to focus on a narrowing of product offerings to less distinctive beer styles (principally pale lagers and pilsners): to please the broadest possible segment of the population; for economies of scale; to facilitate mass production techniques; to lower costs and lighten flavor profiles through the use of less barley and more corn, rice and other adjuncts; use of pasteurization processes to prolong shelf-life; and marketing a few major brand names on a national basis, principally through mass-media advertising. As a result of these competitive factors, extensive industry consolidation occurred. Currently, according to industry sources, the five largest domestic brewers account for approximately 90% of domestic beer shipments.

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

     By the latter half of the 1980s, a substantial new domestic industry segment had developed in response to the increasing consumer demand for fuller-flavored beers. Across the country, a proliferation of regional specialty brewers (annually selling more than 15,000 barrels of craft beer brewed at their own facilities), contract brewers (selling craft beer brewed by a third party to the contract brewer's specifications), microbreweries (selling less than 15,000 barrels per year), and brewpubs (combination restaurant-breweries) emerged to form the craft beer industry. The strength of consumer demand has enabled certain craft brewers, such as the Company, to evolve from microbreweries into regional specialty brewers by constructing larger breweries, while still adhering to the traditional European brewing methods that characterize the craft brewing segment. Other craft brewers have sought to take advantage of growing consumer demand by hiring certain brewers of typical American-style lagers to perform contract brewing at their otherwise underutilized brewing facilities. Certain national brewers of mass-produced beers have also sought to appeal to this growing demand for craft beers by introducing their own fuller-flavored products. Also, in recent years imported products from foreign brewers have enjoyed a resurgence in demand and that has contributed to the reduced volume growth in the craft beer segment.

BUSINESS STRATEGY

     The Company's principal business objective is to be the leading brewer of craft beers in the United States. Redhook seeks to achieve this objective by expanding penetration in existing markets. The central elements of the Company's business strategy include:

     - Production of High-Quality Craft Beers. The Company is committed to the production of a variety of distinctive, flavorful craft beers. The Company brews its craft beers according to traditional European brewing styles and methods, using only high-quality ingredients and technologically advanced brewing equipment. The Company does not intend to compete directly in terms of production style, pricing or extensive mass-media advertising with the mass-marketed national brands.

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

     - Production Economies through Technologically-Advanced Equipment. The Company's technologically-advanced, highly automated breweries are designed to produce beer in small batches, while attaining production economies through automation rather than scale. The Company believes that its investment in technological leadership enables it to optimize employee productivity, to contain operating costs, to produce innovative beer styles and tastes, and to achieve the production flexibility afforded by small-batch brewing, with minimal loss of efficiency and process reliability.

     - Strategic Distribution Alliance with Industry Leader. In October 1994, the Company entered into a long-term distribution agreement with A-B, pursuant to which Redhook distributes its products in substantially all of its markets through A-B's wholesale distribution network. A-B's network consists of over 700 wholesale distributors, who are for the most part geographically contiguous and independently owned and operated. The Alliance with A-B enabled the Company to expand its distribution to new markets more quickly and without the delays, costs and potential gaps or overlaps in coverage associated with developing a network of distributors on a piecemeal basis. As an independent company, Redhook maintains complete control over the production and marketing of its product.

     - Operation of Regional Brewing Facilities. Management believes that by locating its production facilities in proximity to the key regional markets it serves, the Company is able to enjoy distinct competitive advantages, including shortened delivery times to maximize product freshness, reduced shipping costs, established consumer identification with the Company's brands, and enhanced familiarity with local consumer tastes. If additional capacity is required Redhook may construct additional brewing facilities in the future, in select locations in the United States, with the capability to produce Redhook's principal products, as well as to offer select products to respond to local taste preferences. By pursuing this strategy, Redhook believes that it will be able to preserve its reputation and prestige as a regional craft brewer.

     - Promotion of Products. While the Company has done very limited advertising prior to 1999, based upon market and competitive considerations the Company determined that a significant increase in such spending is appropriate. Accordingly, in 1999 the Company undertook a brand investment program that significantly increased advertising expenses with the objective of establishing momentum towards capturing a larger share of the fragmented craft beer market. The approximately $2.5 million in increased spending was focused on key markets and often accompanied by significantly increased advertising expenditures by certain of our distributors. This increase in advertising expenditures could continue indefinitely if the results are sufficiently positive on the Company's business. In addition, the Company markets its products to distributors, retailers and consumers through a variety of specialized training and promotional methods. The Company actively trains its distributors and retailers in understanding the brewing process, the craft beer segment and Redhook products. Promotional methods include introducing Redhook products on draft in pubs and restaurants, using promotional items including tap handles, glassware and coasters, and participating in local festivals to increase brand name recognition. In addition, the Company's prominently located breweries feature pubs and retail outlets and offer guided tours to further increase consumer awareness of Redhook. The Company has historically believed that its training and promotional methods are as effective in communicating and educating consumers as broad-based, less flexible mass-media beer advertising campaigns.

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

     The Company presently produces eight principal brands, each with its own distinctive combination of flavor, color and clarity:

     Redhook E.S.B. The Company's flagship brand, Redhook E.S.B., which accounted for approximately 66% of the Company's sales in 1999, is a full, rich, well-rounded, amber-colored ale with a sweet toasted malt flavor balanced by a pleasant floral/herbal liveliness derived from Tettnang hops.

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

     In an effort to be responsive to varying consumer style and flavor preferences, the Company also periodically engages in the development and testing of new products. The Company believes that the continued success of craft brewers will be affected by their ability to be innovative and attentive to consumer desires for new and distinctive taste experiences while maintaining consistently high product quality. The Company may also consider producing low-alcohol beer or other low-alcohol or nonalcoholic beverages (such as root beer, fruit beers, craft sodas and ciders). The Company's technologically-advanced breweries allow it to produce small-batch experimental ales within two to three weeks. These experimental products are periodically developed and typically produced in draft form only for on-premise test marketing at the Company's pubs and selected retail sites. If the initial consumer reception of an experimental brew is sufficiently positive, then its taste and formula are refined, as necessary, and a new Redhook brand may be created. Redhook India Pale Ale, Redhook Nut Brown Ale, and Double Black Stout are examples of products that were developed in this manner. Other such products have included ales such as Barley Wine, Honey Stout, Oatmeal Stout, Scotch Ale and Wit, and lagers such as Marzen and Pilsner.

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

     The brewing process begins when the malt supplier soaks the barley grain in water, thereby initiating germination, and then dries and cures the grain through kilning. This process, known as "malting," breaks down complex carbohydrates and proteins so that they can be easily extracted. The malting process also imparts color and flavor characteristics to the grain. The cured grain, referred to as "malt," is then sold to the brewery. At the brewery, various malts are cracked by milling, and mixed with warm water. This mixture, or "mash," is heated and stirred in the mash tun, allowing the simple carbohydrates and proteins to be converted into fermentable sugars. Naturally occurring enzymes help facilitate this process. The mash is then strained and rinsed in the lauter tun to produce a residual liquid, high in fermentable sugars, called "wort," which then flows into a brew kettle to be boiled, concentrated and clarified. Hops are added during the boil to impart bitterness, balance and aroma. The specific mixture of hops and the brewing time and temperature further affect the flavor of the beer. After the boil, the wort is strained and cooled before it is moved to a fermentation cellar, where specially cultured yeast is added to induce fermentation. During fermentation, the wort's sugars are metabolized by the yeast cells, producing carbon dioxide and alcohol. Some of the carbon dioxide is recaptured and absorbed back into the beer, providing a natural source of carbonation. After fermentation, the beer is cooled for several days while the beer is clarified and full flavor develops. Filtration, the final step for a filtered beer, removes unwanted yeast. At this point, the beer is in its peak condition and ready for bottling or keg racking. The entire brewing process of ales, from mashing through filtration, is typically completed in 14 to 21 days, depending on the formulation and style of the product being brewed.

Redhook Ale Brew Process

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

     In early 1998, operations at the Fremont Brewery were terminated, the Fremont production assets were written down to the estimated net realizable value. During 1999, the Company sold substantially all of that equipment. See discussion in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     Ingredients and Raw Materials. The Company currently obtains all of its malted barley from three suppliers and its premium-quality select hops, grown in the Pacific Northwest, from three competitive sources. The Company periodically purchases small lots of European hops, which it uses to achieve a special hop character in certain of its beers. Redhook believes that alternate sources of malted barley and hops are available at competitive prices. In order to ensure the supply of the hop varieties used in its products, the Company enters into supply contracts for its hop requirements. The Company currently cultivates its own Saccharomyces cerevisiae yeast supply. The Company has available to it multiple competitive sources for packing materials, such as bottles, labels, six-pack carriers, crowns and shipping cases.

PRODUCT DISTRIBUTION

     Redhook's products are available for sale directly to consumers in draft and bottles at restaurants, bars and liquor stores, as well as in bottles at supermarkets, warehouse clubs and convenience stores. Like substantially all craft brewers, the Company's products are delivered to these retail outlets through a network of local distributors, whose principal business is the distribution of beer and in some cases other alcoholic beverages, and who traditionally have local distribution relationships with one or more national beer brands. The Company, together with its distributors, markets its products to retail outlets and relies on its distributors to provide regular delivery to retailers, to maintain retail shelf space and to oversee timely rotation of inventory to ensure the freshness of its products. The Company also offers its products directly to consumers at the Company's three on-premise retail establishments, the Trolleyman pub in Fremont, the Forecasters Public House in Woodinville, and the Cataqua Public House in Portsmouth, New Hampshire.

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

     Prior to establishing the Alliance with A-B, the Company distributed its products regionally through distributors, many of which were A-B affiliated, in eight western states: Washington, California (northern), Oregon, Idaho, Montana, Wyoming, Colorado and Alaska. The Company's most significant non-Alliance wholesaler, K&L Distributors, Inc., an independent A-B distributor responsible for distribution in most of King County, Washington, which includes Seattle, accounted for approximately 17% of total sales in each of 1999, 1998 and 1997. As of December 31, 1999, the Company had 27 non-Alliance distributors. The Company expects the percentage of sales represented by non-Alliance distributors to continue to decline as the Company expands its sales through the Alliance.

     A-B, whose products accounted for approximately 47% of total domestic beer sales by volume in 1999, distributes its products throughout the United States through a network of about 700 wholesale distributors, which are for the most part geographically contiguous and independently owned and operated. The Company believes that the typical A-B distributor is financially stable and has both a long-standing presence and a substantial market share of beer sales in its territory.

     Redhook chose to align itself with A-B through the Alliance as an integral part of its growth strategy, and to provide access to quality distribution throughout the nation. Redhook was the first and is the largest independent craft brewer to have a formal distribution agreement with a major U.S. brewer. The Company believes that access to A-B's distribution network enabled it to enter targeted new markets more rapidly and with more thorough penetration of the available customer base in the territory. The Distribution Alliance allowed the Company to retain control over the selection and timing of new market introductions. The Company believes that the existence of the Alliance, presentations by Redhook's management at A-B's distributor conventions, A-B communications about Redhook in printed distributor materials, and A-B-supported opportunities for Redhook to educate A-B distributors about its specialty products result in increased awareness of and demand for Redhook products among A-B's distributors.

     The Company believes that local beer distribution territories have tended to become dominated by a smaller number of distributors. That belief is based upon distribution limitations on the number of brands they can effectively manage and higher expectations for product quality and consistency, and marketing support. Management believes that the Company's competitors in the craft beer segment generally negotiate distribution relationships separately with distributors in each locality and, as a result, typically distribute through a variety of wholesalers representing differing national beer brands with uncoordinated territorial boundaries. Because A-B's distributors are assigned territories that generally are contiguous, the Alliance enables the Company to reduce the gaps and overlaps in distribution coverage often experienced by the Company's competitors. As a result, the Company believes the Alliance provides the Company with significant advantages over competitors in the craft beer industry, who generally are unable to achieve the distribution efficiencies afforded by the Alliance network.

     The Distribution Alliance enabled the Company to accelerate the distribution of its products into new markets. The Company's products were distributed in 48 states at the end of 1999. As of December 31, 1999, the Company had 700 Alliance distributors, accounting for approximately 66% of the Company's sales volume in 1999. In addition, sales to non-Alliance A-B affiliated distributors accounted for 28% of the Company's sales volume in 1999.

     Under the Alliance, the Company is responsible for marketing its products to A-B's distributors, as well as to retailers and consumers. The A-B distributors then place orders with the Company, through A-B, for Redhook products. The Company separately packages and ships the orders in refrigerated trucks to the A-B distribution center nearest to the distributor or, under certain circumstances, directly to the distributor. Generally, the Company sells its products to A-B at the same list prices paid by non-Alliance distributors in the respective markets, net of the Alliance fee. The Company pays an Alliance fee to A-B, determined by a formula, that effectively reduces the total gross profit margin earned on sales to A-B. However, management believes that the benefits of the Alliance, particularly the potential for increased sales volume, and efficiencies in delivery, state reporting and licensing, billing and collections created by the Alliance are significant to the Company's business.

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

SALES AND MARKETING

     Prior to 1999, the Company had engaged in very limited media advertising to market its products, choosing instead to stimulate consumer demand by educating consumers and wholesalers as to the distinctive qualities of its products, and by sponsoring localized promotions designed to enhance Redhook's word-of-mouth reputation. The Company maintains a sales and marketing staff whose efforts are focused principally on local promotions, programs for on-premise consumer and retailer education, and distributor training and assistance. The Company seeks to identify its products with local markets by participating in or sponsoring cultural and community events, local music and other entertainment venues, local craft beer festivals and cuisine events, and local professional sporting events, as well as the limited use of print and billboard advertising.

     While the Company has previously done very limited advertising, based upon market and competitive considerations the Company determined that a significant increase in such spending is appropriate. Accordingly, in 1999 the Company undertook a brand investment program that significantly increased advertising expenses with the objective of establishing momentum towards capturing a larger share of the fragmented craft beer market. The increased spending on radio, print and billboard advertising, as well as sponsorships, was focused in key markets and was often accompanied by significantly increased advertising expenditures by certain of our distributors.

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

     The Company's breweries also play a significant role in increasing consumer awareness of the Company's products and enhancing Redhook's image as a regional brewer. More than 29,800 visitors participated in tours at the Company's breweries in 1999. Each of the Company's breweries has a retail pub on-site where the Company's products are served. In addition, the breweries have meeting rooms that the public can rent for business meetings, parties and holiday events, and that the Company uses to entertain and educate distributors, retailers and the media about the Company's products. See Item 2. "Properties." The Company also sells various items of apparel and memorabilia bearing the Company's trademarks at its pubs, which the Company believes create further awareness of the Company's beers and reinforce the Company's quality image.

     To further promote retail bottled product sales and in response to local competitive conditions, the Company regularly offers "post-offs," or price discounts to distributors in most of its markets in response to local competitive conditions. Distributors and retailers usually participate in the cost of these price discounts.

COMPETITION

     The domestic market in which the Company's craft beers are sold is highly competitive due to the proliferation of small craft brewers, including contract brewers, the increase in the number of products offered by such brewers and the introduction of fuller-flavored products by major national brewers. The Company competes primarily with other participants in the craft beer segment, producers of imported beers and mass-market national brewers. See "Industry Background." The number of participants and number of different products offered in this segment have increased significantly in recent years, thereby intensifying competition for the bottled product placements and especially for draft beer placements. Competition within the domestic craft beer segment is based on product quality, taste, consistency and freshness; ability to differentiate products; promotional methods and product support; transportation costs; distribution coverage, local appeal and price. A significant portion of the Company's past sales growth has been achieved through increasing sales in the Pacific Northwest region, which the Company believes is one of the most competitive craft beer markets in the United States in terms of number of market participants and consumer awareness. Craft beers represented approximately 10% of total beer sales in Washington and Oregon during 1999. Because of the strong demand for the Company's products in this region, the Company has not historically encountered significant pricing pressures relative to those found in other regions, although regular "post-offs" are offered. In 1999, 1998 and 1997, the sales for the Company, and many of its competitors, declined in Washington State compared to 1996. The Company's Washington State 1999 sales volumes decreased 3.9% compared to 1998.

     As the Company expanded its distribution network outside the Pacific Northwest region, and as other craft brewers expanded their distribution to the Pacific Northwest, Redhook has encountered increasing competition from microbreweries, other regional specialty brewers such as Sierra Nevada Brewing Company and Anchor Brewing Company, as well as from contract brewers such as Pete's Brewing Company and Boston Beer Company. Although certain of these competitors distribute their products nationally and may have greater financial and other resources than the Company, management believes that the Company possesses certain competitive advantages, including its technologically-advanced, company-owned production facilities and the availability of a uniform, nation-wide distribution system.

     The Company also competes against producers of imported beers, such as Heineken, Molson, Modelo (Corona), Becks and Labatts. Most of these foreign brewers have significantly more financial and other resources than the Company. Although imported beers currently account for a much greater share of the U.S. beer market than craft beers, the Company believes that regional craft brewers possess certain competitive advantages over some importers, including lower transportation and no importation costs, proximity to and familiarity with local consumers, a higher degree of product freshness, eligibility for lower federal excise taxes and absence of currency fluctuations.

     In response to the growth of the craft beer segment, most of the major domestic brewers have introduced fuller-flavored beers. Although these product offerings are intended to compete with craft beers, many of them are brewed according to methods used by the major national brewers. The Company believes that certain of the major national brewers, with their superior financial resources, access to raw materials and established distribution networks, may seek further participation in the craft beer segment through the acquisition of equity positions in, or the formation of distribution alliances with, existing craft brewers. Although increased participation of the major national brewers will likely increase competition for market share and heighten price sensitivity within the craft beer segment, the Company believes that their participation will tend to increase advertising, distribution and consumer education and awareness of craft beers, and thus may contribute to further growth of this industry segment.

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

  Alcoholic Beverage Regulation and Taxation

     Each of the Company's breweries and pubs is subject to licensing and regulation by a number of governmental authorities. The Company operates its breweries under federal licensing requirements imposed by the BATF. The BATF requires the filing of a "Brewer's Notice" upon the establishment of a commercial brewery. In addition, commercial brewers are required to file an amended Brewer's Notice every time there is a material change in the brewing process or brewing equipment, change in the brewery's location, change in the brewery's management or a material change in the brewery's ownership. The Company's operations are subject to audit and inspection by the BATF at any time.

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

     The U.S. federal government currently imposes an excise tax of $18 per barrel on beer produced for consumption in the United States. However, any brewer with production under 2 million barrels per year instead pays federal excise tax in the amount of $7 per barrel on the first 60,000 barrels it produces annually. While the Company is not aware of any plans by the federal government to reduce or eliminate this benefit to small brewers, any such reduction in a material amount could have an adverse effect on the Company. In addition, the Company would lose the benefit of this rate structure if it exceeds the 2 million barrel production threshold. Individual states also impose excise taxes on alcoholic beverages in varying amounts, which have also been subject to change. It is possible that excise taxes will be increased in the future by both the federal government and several states. In addition, increased excise taxes on alcoholic beverages have in the past been considered in connection with various governmental budget-balancing or funding proposals. Any such increases in excise taxes, if enacted, could adversely affect the Company.

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

     A-B Standstill and Transfer Restrictions. Pursuant to the A-B Investment Agreement, A-B has agreed that neither it nor its affiliates will acquire any Common Stock, or any option, right or warrant to acquire, or security convertible or exchangeable into Common Stock, if such purchase or acquisition would result in A-B and its affiliates holding in the aggregate in excess of 30% (prior to November 16, 2001) of the outstanding shares of Common Stock, calculated on a Fully Diluted Basis (the "A-B Standstill"). Certain increases in A-B's beneficial ownership resulting from involuntary acquisitions or decreases in the number of outstanding shares are excluded from the A-B Standstill.

     The A-B Standstill terminates prior to November 16, 2001 if (i) any person unaffiliated with A-B directly or indirectly: (a) becomes a beneficial owner of, or enters into an agreement to acquire, commences a tender offer or exchange offer to acquire, or announces the intention to acquire and, in A-B's reasonable judgment, has a reasonable likelihood of acquiring as a result thereof, 30% or more of the outstanding shares of Common Stock, calculated on a Fully Diluted Basis; (b) enters into an agreement to consolidate with the Company, to have the Company merged into or with it or to enter into a share exchange with the Company (other than any merger, consolidation or share exchange in which the holders of the Company's outstanding voting securities immediately preceding such transaction will, immediately after such transaction, own capital stock possessing more than 50% of the aggregate voting power and economic rights of the outstanding capital stock of the entities surviving such transaction); or
(c) enters into an agreement to acquire all or substantially all of the Company's assets or certain trademarks or trade names; (ii) the Company announces its intention to enter into any agreement described above; or (iii) at any time continuing directors (defined as directors as of the date of the Company's initial public offering, directors subsequently elected whose nomination was approved by a majority of the continuing directors, and directors designated by A-B) cease to constitute at least a majority of the Company's Board of Directors. If the A-B Standstill is terminated but the underlying transaction giving rise to termination of the A-B Standstill does not in fact transpire, the A-B Standstill will be reinstated as if such event had not occurred if A-B has not increased its ownership above the standstill limitation in the interim.

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

     A-B Board Representation. Under the A-B Investment Agreement, A-B has the right to designate a number of nominees based on its percentage ownership, but not less than two, so long as A-B holds at least 20% of the Common Stock on a Fully Diluted Basis (which number will be rounded up to the next highest whole number if not a whole number). A-B's percentage ownership on a "Fully Diluted Basis," as defined in the A-B Investment Agreement is calculated based on the assumption that all outstanding shares of Series B Preferred Stock and other convertible securities are converted into Common Stock, that all outstanding warrants and stock options (other than stock options granted to officers, directors and employees under the Company's option plans) have been exercised in full, and that all holdings of A-B and its affiliated companies are aggregated. Currently, there are no outstanding options or warrants that would be included in the calculation of outstanding shares on a Fully Diluted Basis. The Company is obligated to use reasonable efforts to cause the election of the nominees designated by A-B. If the designees are not elected, the Company is obligated to take certain remedial measures, and A-B is entitled to elect the same number of directors by class voting under the terms of the Series B Preferred Stock. A-B also has a contractual right to have one of its Board designees sit on each committee of the Company's Board of Directors.

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

EMPLOYEES

     At December 31, 1999, the Company had 196 employees, including 58 in production, 81 in the pubs, 41 in sales and marketing, and 16 in various corporate office and brewery administration positions. Of these, 2 in production, 47 in the pubs, 6 in sales and marketing, and 2 in administration are part-time employees. The Company believes its relations with its employees to be good.

ITEM 2. PROPERTIES

     The Company currently operates two technologically-advanced, highly automated small-batch breweries, one in the Seattle suburb of Woodinville, Washington and the other in Portsmouth, New Hampshire. See Notes 3, 4 and 10 of the Notes to Financial Statements included elsewhere herein.

     The Fremont Brewery. In June 1987, the Company leased the historic Fremont brewery building and hired German brewery engineers to design and install a brewery to meet its special requirements. Production began in 1989 with an annual capacity of approximately 30,000 barrels. As the result of further expansion that included construction of a kegging and warehousing facility, capacity increased in stages to approximately 75,000 barrels per year by 1993. The Company leases the brewery building, which covers approximately 26,000 square feet. The brewery building is currently occupied by the Trolleyman pub and the Company's corporate offices. The lease expires in October 2002, unless the five-year extension option is exercised. The Company owns adjacent warehousing facility and land, which covers approximately 23,000 square feet. In January 1998, production at the Fremont Brewery was significantly reduced and the brewery served as a backup facility to the Woodinville Brewery. During the quarter ended June 30, 1998, the Company analyzed its current and future production capacity requirements and its plans for the Fremont Brewery production assets. Based upon that analysis, the Company decided to permanently curtail the Fremont Brewery operations and sell substantially all of those production assets. In compliance with Financial Accounting Standards Board ("FASB") Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("Statement 121"), the Fremont production assets were written down to an estimate of their net realizable value in the quarter ended June 30, 1998. The write-down was recorded through a non-cash valuation provision totaling $5.2 million. The special valuation provision, net of the related income tax benefit, totaled $3.4 million. The Company previously leased approximately 7,600 square feet of adjacent office space under a lease that originally expired in 2001. During 1998, the Company exercised its option to terminate that lease and moved its corporate offices into the Fremont Brewery building.

     The Woodinville Brewery. In 1993, the Company acquired approximately 22 acres (17 of which are developable) in Woodinville, Washington, a suburb of Seattle, to build a second brewery and packaging facility. The site is across the street from the Chateau Ste. Michelle Winery, next to the Columbia Winery and visible from a popular bicycle path. The Woodinville Brewery is housed in an approximately 88,000-square-foot building that currently includes a 100-barrel brewhouse, fermentation cellars, filter rooms, grain storage silos, a bottling line, dry storage, a cooler, a water pre-treatment system and loading docks. This building also includes a retail merchandise outlet and the Forecasters Public House, a 4,000 square-foot family-oriented pub that seats 200 and features an outdoor beer garden that seats an additional 200. This brewery also has a 4,000 square-foot special events room accommodating up to 250 people. The Woodinville Brewery began limited operations in September 1994 with an annual capacity of approximately 60,000 barrels. Completion of an outdoor tank farm during 1996 brought the Woodinville Brewery to its maximum designed production capacity of approximately 250,000 barrels per year. During 1997, the Company completed construction of a 40,000 square-foot keg filling, cold storage, distribution and office facility adjacent to the brewery building.

     The Portsmouth Brewery. In May 1995, the Company subleased approximately 23 acres in Portsmouth, New Hampshire to build a brewery and a bottling and kegging facility to supply eastern U.S. markets. The sublease expires in 2047, and contains two seven-year extension options. The Portsmouth Brewery is modeled after the Woodinville Brewery and is similarly equipped, but is larger in design, covering 125,000 square feet to accommodate all phases of the Company's brewing operations under one roof. Included is a retail merchandise outlet, the Cataqua Public House, a 4,000 square-foot family-oriented pub with an outdoor beer garden, and a special events room accommodating up to 250 people. Production began in late October 1996, with an initial capacity of approximately 100,000 barrels per year. The Company plans to phase in additional capacity as needed, up to the maximum designed production capacity of approximately 250,000 barrels per year.

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

Paul S. Shipman (47) -- President, Chief Executive Officer and Chairman of the Board

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

Bradley A. Berg (42) -- Executive Vice President and Chief Financial Officer

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

David J. Mickelson (40) -- Executive Vice President and Chief Operating Officer

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

Pamela J. Hinckley (46) -- Vice President, Sales and Marketing

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

Allen L. Triplett (41) -- Vice President, Brewing

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

                                                      HIGH      LOW
                                                     ------    ------
1999
  First quarter....................................  $6.563    $4.500
  Second quarter...................................  $4.625    $3.625
  Third quarter....................................  $4.094    $2.750
  Fourth quarter...................................  $3.375    $1.875
1998
  First quarter....................................  $7.625    $4.875
  Second quarter...................................  $7.000    $5.500
  Third quarter....................................  $6.500    $3.813
  Fourth quarter...................................  $5.375    $4.000

     As of March 17, 2000, there were 797 recordholders of Common Stock, although the Company believes that the number of beneficial owners of its Common Stock is substantially greater.

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

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Company's Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The selected statement of operations and balance sheet data for, and as of the end of, each of the five years in the period ended December 31, 1999, are derived from the financial statements of the Company. The operating data are derived from unaudited information maintained by the Company.

                                                         YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                            1999       1998       1997       1996       1995
                                           -------    -------    -------    -------    -------
                                           (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)
STATEMENT OF OPERATIONS DATA:
Sales....................................  $35,459    $35,962    $37,894    $39,410    $28,426
Less Excise Taxes........................    3,265      3,321      3,608      3,732      2,532
                                           -------    -------    -------    -------    -------
Net Sales................................   32,194     32,641     34,286     35,678     25,894
Cost of Sales............................   22,613     23,917     25,963     23,581     16,970
                                           -------    -------    -------    -------    -------
Gross Profit.............................    9,581      8,724      8,323     12,097      8,924
Special Valuation Provision(1)...........       --      5,173         --         --         --
Selling, General and Administrative
  Expenses...............................   11,290      9,086      9,981      7,853      4,606
                                           -------    -------    -------    -------    -------
Operating Income (Loss)..................   (1,709)    (5,535)    (1,658)     4,244      4,318
Interest Expense.........................      533        679        378         --         24
Other Income (Expense), Net..............      (49)       127         93        615        678
                                           -------    -------    -------    -------    -------
Income (Loss) Before Income Taxes........   (2,291)    (6,087)    (1,943)     4,859      4,972
Income Tax Provision (Benefit)...........     (768)    (2,076)      (544)     1,773      1,790
                                           -------    -------    -------    -------    -------
Net Income (Loss)........................  $(1,523)   $(4,011)   $(1,399)   $ 3,086    $ 3,182
                                           =======    =======    =======    =======    =======

Basic Earnings (Loss) per Share..........  $ (0.20)   $ (0.52)   $ (0.18)   $  0.40    $  0.63
Diluted Earnings (Loss) per Share........  $ (0.20)   $ (0.52)   $ (0.18)   $  0.34    $  0.44

OPERATING DATA (IN BARRELS):

Beer Shipped.............................  197,600    202,300    214,600    224,700    158,700
Production Capacity, End of Period(2)....  350,000    350,000    425,000    425,000    245,000

                                                                    DECEMBER 31,
                                                   -----------------------------------------------
                                                    1999      1998      1997      1996      1995
                                                   -------   -------   -------   -------   -------
BALANCE SHEET DATA (IN THOUSANDS):
Cash and Cash Equivalents........................  $ 5,463   $ 3,010   $   892   $ 1,162   $24,677
Working Capital..................................    2,635     1,666     1,338       850    21,385
Total Assets.....................................   87,707    89,528    96,769    95,124    86,638
Long-term Debt, Net of Current Portion...........    7,425     7,875     9,874     6,191     1,825
Convertible Redeemable Preferred Stock...........   16,055    16,011    15,966    15,922    15,877
Common Stockholders' Equity......................   55,859    57,326    61,298    62,630    59,579

---------------
(1) Represents a non-cash valuation provision to write-down Fremont production assets. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) Based on the Company's estimate of normal production capacity of equipment installed as of the end of such period. Amounts do not reflect maximum designed production capacity. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's Financial Statements and Notes thereto included herein.

OVERVIEW

     Since its formation, the Company has focused its business activities on the brewing, marketing and selling of craft beers. For the year ended December 31, 1999, the Company had gross sales of $35,459,000, a decrease of 1.4% from 1998. Sales for the second half of 1999 increased 5.3% over sales in the comparable 1998 period. Those positive trends were experienced in most of the Company's regions. The Company believes that period-to-period comparisons of its financial results should not be relied upon as an accurate indicator of future performance. The Company's sales consist predominantly of sales of beer to third-party distributors and A-B through the Distribution Alliance. In addition, the Company derives other revenues from sources including the sale of beer, food, apparel and other retail items in its brewery pubs. The Company is required to pay federal excise taxes on sales of its beer. The excise tax burden on beer sales increases from $7 to $18 per barrel on annual production over 60,000 barrels and thus, if sales volume increases, federal excise taxes would increase as a percentage of sales.

     The Company's sales volume declined 2.3% in 1999, compared to 1998, although in the last six months of 1999 sales volumes increased by 6.1% compared to the corresponding 1998 period. In addition to the level of consumer demand in existing markets, the Company's sales are also affected by other factors such as competitive considerations, including the increased number of craft brewers and promotional pricing, the opening of new distribution territories and new product introductions. Sales in the craft beer industry generally reflect a degree of seasonality, with the first and fourth quarters historically being the slowest and the rest of the year typically demonstrating stronger sales. The Company has historically operated with little or no backlog, and its ability to predict sales for future periods is limited.

     Under normal circumstances, the Company generally operates its brewing facilities up to five days per week, two shifts per day. The Company increased its company-wide annual production capacity from approximately 3,000 barrels in 1982 to approximately 350,000 barrels as of December 31, 1999. Production capacity of each facility can be added in phases until the facility reaches its maximum designed production capacity. The timing of each phase is affected by the availability of capital, construction constraints and anticipated sales in new and existing markets. The Portsmouth, New Hampshire brewery began commercial production during October 1996. The Portsmouth Brewery's current production capacity is approximately 100,000 barrels per year and its maximum designed production capacity is approximately 250,000 barrels per year. Additional capital expenditures and production personnel will be required to bring the Portsmouth Brewery to its maximum designed capacity.

     Upon the opening of the Portsmouth Brewery, the Company's maximum designed production capacity increased from 325,000 barrels per year to 575,000 barrels per year, prior to the 75,000 decrease related to the Fremont Brewery (see discussion below), resulting in a significant decline in the company-wide capacity utilization rate. The Company's maximum designed capacity was 500,000 barrels per year at December 31, 1999. The Company's capacity utilization has a significant impact on gross profit. When facilities are operating at their maximum designed production capacities, profitability is favorably affected by spreading fixed and semivariable operating costs, such as depreciation and production salaries, over a larger sales base. Most capital costs associated with building a new brewery, and fixed and semivariable costs related to operating a new brewery, are incurred prior to, or upon commencement of, production at a facility. Because the actual production level may be substantially below the facility's maximum designed production capacity, gross margins are negatively impacted. This impact is reduced when actual production increases.

     In January 1998, production at the Fremont Brewery was significantly reduced, and the brewery served as a backup facility to the Woodinville Brewery. During the quarter ended June 30, 1998, the Company analyzed its current and future production capacity requirements and its plans for the Fremont Brewery production assets. Based upon that analysis, the Company decided to permanently curtail the Fremont Brewery operations and sell substantially all of those production assets. In compliance with FASB Statement No. 121, the Fremont production assets were written down to an estimate of their net realizable value in the quarter ended June 30, 1998. The write-down was recorded through a non-cash valuation provision totaling $5.2 million. The special valuation provision, net of the related income tax benefit, totaled $3.4 million. As of December 31, 1999, the Company has sold substantially all of the equipment for an amount approximately equal to its estimated net realizable value.

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

                                                       YEAR ENDED DECEMBER 31,
                                                      --------------------------
                                                       1999      1998      1997
                                                      ------    ------    ------
Sales...............................................   110.1%    110.2%    110.5%
Less Excise Taxes...................................    10.1      10.2      10.5
                                                      ------    ------    ------
Net Sales...........................................   100.0     100.0     100.0
Cost of Sales.......................................    70.2      73.3      75.7
                                                      ------    ------    ------
Gross Profit........................................    29.8      26.7      24.3
Special Valuation Provision.........................      --      15.8        --
Selling, General and Administrative Expenses........    35.1      27.8      29.1
                                                      ------    ------    ------
Operating Income (Loss).............................    (5.3)    (16.9)     (4.8)
Interest Expense....................................     1.7       2.1       1.1
Other Income (Expense) -- Net.......................    (0.1)      0.4       0.2
                                                      ------    ------    ------
Income (Loss) before Income Taxes...................    (7.1)    (18.6)     (5.7)
Income Tax Provision (Benefit)......................    (2.4)     (6.3)     (1.6)
                                                      ------    ------    ------
Net Income (Loss)...................................    (4.7)%   (12.3)%    (4.1)%
                                                      ======    ======    ======

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Sales. Total sales decreased 1.4% to $35,459,000 in 1999, compared to $35,962,000 in 1998, as a 2.3% decrease in total sales volumes were partially offset by a slight increase in other sales and a small increase in average beer prices. Total sales volumes in 1999 decreased 2.3% to 197,600 barrels from 202,300 barrels in 1998. West Coast sales decreased 4.2% in 1999, including a 3.9% decline in Washington State, the Company's largest market. The competitive landscape has been affected by the increase in the number of craft beer companies and the number of different products they offer, as well as increased competition from imported beers. Sales other than wholesale beer sales, primarily retail pub revenues, totaled $3,743,000 in 1999, compared to $3,673,000 in 1998. At December 31, 1999 and 1998, the Company's products were distributed in 48 states.

     Excise Taxes. Excise taxes decreased to $3,264,000, or 10.1% of net sales in 1999, compared to $3,321,000, or 10.2% of net sales in 1998.

     Cost of Sales. Cost of sales decreased 5.5% to $22,613,000 in 1999, compared to $23,917,000 in 1998, primarily due to the lower sales volume, decreased packaging and other material costs, increased efficiencies and the positive effect of curtailing production at the Fremont Brewery. Cost of sales, as a percentage of net sales, decreased to 70.2% in 1999, compared to 73.3% in 1998. The combined utilization rate of maximum designed capacity for the operating breweries was 39.5% and 39.0% for years ended December 31, 1999 and 1998, respectively.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $11,290,000 in 1999, compared to $9,086,000 in 1998 due to the advertising and promotional program which began in mid-1999. As a percentage of net sales, these expenses were 35.1% and 27.8% for years ended December 31, 1999 and 1998, respectively. The increase is due primarily to the June 1999 launch of an advertising campaign in three key markets, partially offset by cost savings such as office rent and compensation.

     Interest Expense. Interest expense decreased to $533,000 in 1999, compared to $679,000 in 1998, reflecting lower outstanding debt and lower average interest rates.

     Other Income (Expense) -- Net. The 1999 period includes a non-cash loss of $260,000 related to the exchange of some one-half barrel kegs for new one-sixth barrel kegs. Excluding the loss, other income increased to $212,000 in 1999 compared to $127,000 in 1998 due to a higher average balance of interest-bearing deposits.

     Income Taxes. The Company's effective income tax rate was a 33.5% benefit in 1999, compared to a 34.1% benefit in 1998. The difference between the 1999 and 1998 effective rates is primarily the result of a significantly lower pre-tax loss in 1999, relative to other components of the tax provision calculation, such as the exclusion of a portion of meals and entertainment expenses from tax return deductions.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Sales. Total sales decreased 5.1% to $35,962,000 in 1998, compared to $37,894,000 in 1997, as a 5.7% decrease in total sales volumes and a small decrease in prices were partially offset by an increase in other sales. Total sales volumes in 1998 decreased 5.7% to 202,300 barrels from 214,600 barrels in 1997. West Coast sales decreased 5.5% for the same period, including a 1.4% decline in Washington State, the Company's largest market. The competitive landscape has been affected by the increase in the number of craft beer companies and the number of different products they offer, as well as increased competition from imported beers. Sales other than wholesale beer sales, primarily retail pub revenues, totaled $3,673,000 in 1998, compared to $3,406,000 in 1997. At December 31, 1998 and 1997, the Company's products were distributed in 48 states.

     Excise Taxes. Excise taxes decreased to $3,321,000, or 10.2% of net sales in 1998, compared to $3,608,000, or 10.5% of net sales in 1997.

     Cost of Sales. Cost of sales decreased 7.9% to $23,917,000 in 1998, compared to $25,963,000 in 1997, primarily due to the lower sales volume, decreased packaging costs and the positive effect of curtailing production at the Fremont Brewery, partially offset by an increase in depreciation expense related to the kegging and cold storage facility completed in June 1997. Cost of sales, as a percentage of net sales, decreased to 73.3% in 1998, compared to 75.7% in 1997. The combined utilization rate of maximum designed capacity for the operating breweries was 39.0% and 37.2% for years ended December 31, 1998 and 1997, respectively. The increase reflects the Fremont Brewery shutdown in the first half of 1998, offset partially by lower total volume.

     Special Valuation Provision. In the quarter ended June 30, 1998, the Fremont production assets were written down to an estimate of their net realizable value in compliance with FASB Statement No. 121. The write-down was recorded through a non-cash valuation provision totaling $5.2 million. The Company sold substantially all of these assets during 1999.

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

     Other Income (Expense) -- Net. Other income -- net, increased slightly to $127,000 in 1998, compared to $93,000 in 1997. The increase was due to an increase in the average balance of interest-bearing deposits in 1998.

     Income Taxes. The Company's effective income tax rate was a 34.1% benefit in 1998, compared to a 28.0% benefit in 1997. The difference between the 1998 and 1997 effective rates is primarily the result of a significantly lower pre-tax loss in 1997, relative to other components of the tax provision calculation, such as the exclusion of a portion of meals and entertainment expenses from tax return deductions.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had $5,463,000 and $3,010,000 of cash and cash equivalents at December 31, 1999 and 1998, respectively. At December 31, 1999, the Company had working capital of $2,635,000. The Company's long-term debt as a percentage of total capitalization (long-term debt, preferred stock and common stockholders' equity) was 9.9% and 10.2% as of December 31, 1999 and 1998, respectively. Cash provided by operating activities totaled $2,857,000 and $5,035,000 in 1999 and 1998, respectively. The amounts include the collection of income tax refunds totaling approximately $500,000 and $1 million, in the respective periods.

     On June 5, 1997, the Company converted the $9 million outstanding balance of its secured bank facility (the "Secured Facility") to a five-year term loan with a 20-year amortization schedule. As of December 31, 1999, there was $7.9 million outstanding on the Secured Facility, and the Company's one-month LIBOR-based borrowing rate was approximately 7.7%. In addition, the Company has a $10 million revolving credit facility (the "Revolving Facility") with the same bank through July 1, 2001, and as of December 31, 1999, there were no borrowings outstanding on this facility. The Revolving Facility is secured with the same assets that are collateral for the Secured Facility. Interest accrues at a variable rate based on the London Inter Bank Offered Rate ("LIBOR"), plus 1.25% to 2.00% for the Secured Facility depending on the Company's debt-to-tangible net worth ratio. The interest rate for the Revolving Facility is the applicable LIBOR plus 1.00% to 2.00%, depending on the Company's debt service-to-cash flow ratio. The Company can fix the rate by selecting LIBOR for one- to twelve-month periods as a base.

     The Company has required capital principally for the construction and development of its technologically-advanced production facilities. To date, the Company has financed its capital requirements through cash flow from operations, bank borrowings and the sale of common and preferred stock. The Company expects to meet its future financing needs, including the significantly higher advertising expenditures, and working capital and capital expenditure requirements, through cash on hand, operating cash flow and, to the extent required and available, bank borrowings and offerings of debt or equity securities.

     Capital expenditures for 1999 totaled $1,141,000. Capital expenditures for 2000 are expected to total approximately $1,000,000.

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

     Effect of Competition on Future Sales. The domestic market in which the Company's craft beers are sold is highly competitive due to the proliferation of small craft brewers, including contract brewers, the increase in the number of products offered by such brewers, increased competition from imported beers and the introduction of fuller-flavored products by major national brewers. The Company's revenue growth rate began to slow in late 1996, and sales declined in the subsequent years, due primarily to slower sales in the highly competitive draft beer market. If negative sales trends were to continue, the Company's future sales and results of operations would be adversely affected. The Company has historically operated with little or no backlog and, therefore, its ability to predict sales for future periods is limited.

     Sales Prices. Future prices the Company charges for its products may decrease from historical levels, depending on competitive factors in the Company's various markets. The Company has participated in price promotions with its wholesalers and their retail customers in most of its markets. The number of markets in which the Company participates in price promotions and the frequency of such promotions may increase in the future.

     Variability of Gross Margin and Cost of Sales. The Company anticipates that its future gross margins will fluctuate and may decline as a result of many factors, including disproportionate depreciation and other fixed and semivariable operating costs, during periods when the Company's breweries are producing below maximum designed production capacity. The Company's high level of fixed and semivariable operating costs causes gross margin to be very sensitive to relatively small increases or decreases in sales volume. In addition, other factors that could affect cost of sales include changes in: shipping costs, availability and prices of raw materials and packaging materials, mix between draft and bottled product sales, the sales mix of various bottled product packages and Federal or state excise taxes. Also, as sales volumes through the Distribution Alliance increase, the alliance fee, and other staging and administrative costs, would increase.

     Advertising and Promotional Costs. While the Company has previously done very limited advertising, based upon market and competitive considerations, the Company has determined that a significant increase in such spending is appropriate. Accordingly, in June 1999 the Company began a brand investment program that significantly increased advertising and related costs in 1999. The increased advertising expenses are expected to continue into the year 2000 with the objective of establishing momentum towards capturing a larger share of the fragmented craft beer market. This increased spending has significantly increased the Company's net losses and decreased its stockholders' equity. In addition, market and competitive considerations could require an increase in other promotional costs associated with developing existing and new markets.

     Relationship with Anheuser-Busch, Incorporated. Most of the Company's future sales are expected to be through the Distribution Alliance with A-B. See "Part 1, Item 1 -- Business -- Product Distribution, and Relationship With Anheuser-Busch, Incorporated" for a further description of the relationship with A-B. If the Distribution Alliance were to be terminated, or if the relationship between A-B and the Company were to deteriorate, the Company's sales and results of operations could be materially adversely affected. While the Company believes that the benefits of the Distribution Alliance, in particular distribution and material cost efficiencies, offset costs associated with the Alliance, there can be no assurance that these costs will not have a negative impact on the Company's profit margins in the future.

     Dependence on Third-Party Distributors. The Company relies heavily on third-party distributors for the sale of its products to retailers. The Company's most significant non-Alliance wholesaler, K&L Distributors, Inc., an A-B affiliated wholesaler in the Seattle area, accounted for approximately 17% of the Company's sales in 1999. Substantially all of the remaining sales volumes are now through the Distribution Alliance to A-B affiliated distributors, most of whom are independent wholesalers. A disruption of wholesalers' or A-B's ability to distribute products efficiently due to any significant operational problems, such as wide-spread labor union strikes, or the loss of K&L Distributors or the termination of the Distribution Alliance could have a material adverse impact on the Company's sales and results of operations.

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

     Effect of Sales Trends on Brewery Efficiency and Operations. In recent years the Company's sales volumes have declined between two to five percent per year. Those declines coincided with significantly slower sales growth in the highly competitive craft beer segment. The Company's breweries have been operating at production levels substantially below their actual and maximum designed capacities. Operating breweries at low capacity utilization rates negatively impacts gross margins and operating cash flows generated by the production facilities. In 1998, the Company permanently curtailed production at its Fremont Brewery and wrote the related assets down to their estimated net realizable value. The Company will continue to evaluate whether it expects to recover the costs of its two remaining production facilities over the course of their useful lives.

     Impact of Year 2000. The Company previously discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed software upgrades and testing of systems. The Company experienced no significant disruptions in critical information technology and operational systems and believes those systems successfully responded to the Year 2000 date change. The Company incurred less than $75,000 of costs during 1999 in connection with upgrades and modifications of its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its critical computer applications and those of its suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of FASB Statement No. 133", to defer the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. The Company anticipates that the adoption of this new accounting standard will not have a material impact on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not have any derivative financial instruments as of December 31, 1999. However, the Company is exposed to interest rate risk. The Company's long-term debt bears interest at a rate that is tied to a variable rate. Information pertaining to the Company's debt balance and terms is set forth in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 5 of "Notes to Financial Statements."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REDHOOK ALE BREWERY, INCORPORATED

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
AUDITED FINANCIAL STATEMENTS:

Report of Ernst & Young LLP, Independent Auditors...........   25

Balance Sheets as of December 31, 1999 and 1998.............   26

Statements of Operations for the Years Ended December 31,
  1999, 1998 and 1997.......................................   27

Statements of Common Stockholders' Equity for the Years
  Ended December 31, 1999, 1998
  and 1997..................................................   28

Statements of Cash Flows for the Years Ended December 31,
  1999, 1998 and 1997.......................................   29

Notes to Financial Statements...............................   30

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
Redhook Ale Brewery, Incorporated

     We have audited the accompanying balance sheets of Redhook Ale Brewery, Incorporated as of December 31, 1999 and 1998, and the related statements of operations, common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redhook Ale Brewery, Incorporated as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

Seattle, Washington
January 28, 2000

                       REDHOOK ALE BREWERY, INCORPORATED

                                 BALANCE SHEETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1999            1998
                                                              ------------    ------------
                                          ASSETS
Current Assets:
  Cash and Cash Equivalents.................................  $ 5,462,779     $ 3,010,448
  Accounts Receivable.......................................    1,174,853       1,525,708
  Inventories...............................................    2,406,797       2,267,410
  Income Taxes Receivable...................................           --         469,272
  Other.....................................................      331,481         303,623
                                                              -----------     -----------
     Total Current Assets...................................    9,375,910       7,576,461
Fixed Assets, Net...........................................   77,739,550      80,211,312
Assets Held for Sale........................................           --       1,105,475
Other Assets................................................      591,431         634,781
                                                              -----------     -----------
          Total Assets......................................  $87,706,891     $89,528,029
                                                              ===========     ===========

LIABILITIES, PREFERRED STOCK
  AND COMMON STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable..........................................  $ 2,743,971     $ 2,231,602
  Accrued Salaries, Wages and Payroll Taxes.................    1,408,552       1,451,936
  Refundable Deposits.......................................    1,571,028       1,310,366
  Other Accrued Expenses....................................      567,206         466,734
  Current Portion of Long-Term Debt.........................      450,000         450,000
                                                              -----------     -----------
     Total Current Liabilities..............................    6,740,757       5,910,638
                                                              -----------     -----------
Long-Term Debt, Net of Current Portion......................    7,425,000       7,875,000
                                                              -----------     -----------
Deferred Income Taxes.......................................    1,627,067       2,405,889
                                                              -----------     -----------
Convertible Redeemable Preferred Stock......................   16,055,055      16,010,655
                                                              -----------     -----------
Common Stockholders' Equity:
  Common Stock, Par Value $0.005 per Share, Authorized,
     50,000,000
     Shares; Issued and Outstanding, 7,687,786 Shares in
      1999 and 7,687,486 Shares in 1998.....................       38,439          38,438
  Additional Paid-In Capital................................   56,989,631      56,888,633
  Retained Earnings (Deficit)...............................   (1,169,058)        398,776
                                                              -----------     -----------
          Total Common Stockholders' Equity.................   55,859,012      57,325,847
                                                              -----------     -----------
          Total Liabilities, Preferred Stock and Common
             Stockholders' Equity...........................  $87,706,891     $89,528,029
                                                              ===========     ===========

                             See Accompanying Notes

                       REDHOOK ALE BREWERY, INCORPORATED

                            STATEMENTS OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1999           1998           1997
                                                      -----------    -----------    -----------
Sales...............................................  $35,458,710    $35,962,126    $37,894,468
Less Excise Taxes...................................    3,264,311      3,320,824      3,608,166
                                                      -----------    -----------    -----------
Net Sales...........................................   32,194,399     32,641,302     34,286,302
Cost of Sales.......................................   22,613,468     23,917,360     25,962,672
                                                      -----------    -----------    -----------
Gross Profit........................................    9,580,931      8,723,942      8,323,630
Special Valuation Provision.........................           --      5,172,650             --
Selling, General and Administrative Expenses........   11,290,271      9,086,312      9,981,469
                                                      -----------    -----------    -----------
Operating Income (Loss).............................   (1,709,340)    (5,535,020)    (1,657,839)
Interest Expense....................................      533,360        678,516        378,444
Other Income (Expense) -- Net.......................      (48,192)       126,862         92,998
                                                      -----------    -----------    -----------
Income (Loss) before Income Taxes...................   (2,290,892)    (6,086,674)    (1,943,285)
Income Tax Provision (Benefit)......................     (767,458)    (2,075,494)      (544,319)
                                                      -----------    -----------    -----------
Net Income (Loss)...................................  $(1,523,434)   $(4,011,180)   $(1,398,966)
                                                      ===========    ===========    ===========
Basic Earnings (Loss) per Share.....................  $     (0.20)   $     (0.52)   $     (0.18)
                                                      ===========    ===========    ===========
Diluted Earnings (Loss) per Share...................  $     (0.20)   $     (0.52)   $     (0.18)
                                                      ===========    ===========    ===========

                             See Accompanying Notes

                       REDHOOK ALE BREWERY, INCORPORATED

                   STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

                                    COMMON STOCK                                           TOTAL
                               ----------------------    ADDITIONAL                       COMMON
                                                           PAID-IN       RETAINED      STOCKHOLDERS'
                                SHARES      PAR VALUE      CAPITAL       EARNINGS         EQUITY
                               ---------    ---------    -----------    -----------    -------------
Balance, December 31, 1996...  7,685,486     $38,428     $56,652,764    $ 5,938,659     $62,629,851
  Other, Net.................      2,000          10         152,869        (85,337)         67,542
  Net Loss...................         --          --              --     (1,398,966)     (1,398,966)
                               ---------     -------     -----------    -----------     -----------

Balance, December 31, 1997...  7,687,486      38,438      56,805,633      4,454,356      61,298,427
  Other, Net.................         --          --          83,000        (44,400)         38,600
  Net Loss...................         --          --              --     (4,011,180)     (4,011,180)
                               ---------     -------     -----------    -----------     -----------

Balance, December 31, 1998...  7,687,486      38,438      56,888,633        398,776      57,325,847
  Other, Net.................        300           1         100,998        (44,400)         56,599
  Net Loss...................         --          --              --     (1,523,434)     (1,523,434)
                               ---------     -------     -----------    -----------     -----------

Balance, December 31, 1999...  7,687,786     $38,439     $56,989,631    $(1,169,058)    $55,859,012
                               =========     =======     ===========    ===========     ===========

                             See Accompanying Notes

                       REDHOOK ALE BREWERY, INCORPORATED

                            STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1999           1998           1997
                                                      -----------    -----------    -----------
OPERATING ACTIVITIES
Net Income (Loss)...................................  $(1,523,434)   $(4,011,180)   $(1,398,966)
Adjustments to Reconcile Net Income (Loss) to Net
  Cash
     Provided by Operating Activities:
     Depreciation and Amortization..................    3,271,381      3,343,377      3,399,217
     Deferred Income Tax Provision (Benefit)........     (778,822)    (1,581,630)       404,827
     Special Valuation Provision....................           --      5,172,650             --
     Loss on Disposal of Fixed Assets...............      265,415             --             --
     Changes in Operating Assets and Liabilities:
       Accounts Receivable..........................      350,855         62,660        463,223
       Inventories..................................     (139,387)       548,372       (586,406)
       Income Taxes Receivable......................      469,272        655,541       (697,738)
       Other Current Assets.........................      (27,858)       215,892         49,099
       Other Assets.................................       56,249        317,581         83,670
       Accounts Payable and Other Accrued
          Expenses..................................      696,054         38,380       (115,822)
       Accrued Salaries, Wages and Payroll Taxes....      (43,384)       128,970        102,754
       Refundable Deposits..........................      260,662        144,296        215,144
                                                      -----------    -----------    -----------
Net Cash Provided by Operating Activities...........    2,857,003      5,034,909      1,919,002
                                                      -----------    -----------    -----------

INVESTING ACTIVITIES
Expenditures for Fixed Assets.......................   (1,140,603)      (937,419)    (6,401,745)
Proceeds from Sale of Assets and Other, Net.........    1,084,932         78,525        (41,800)
                                                      -----------    -----------    -----------
Net Cash Used in Investing Activities...............      (55,671)      (858,894)    (6,443,545)
                                                      -----------    -----------    -----------

FINANCING ACTIVITIES
Proceeds from Debt..................................           --             --      5,350,000
Repayments on Debt..................................     (450,000)    (2,140,608)    (1,207,586)
Officer Note Repayment and Other, Net...............      100,999         82,876        111,942
                                                      -----------    -----------    -----------
Net Cash Provided by (Used in) Financing
  Activities........................................     (349,001)    (2,057,732)     4,254,356
                                                      -----------    -----------    -----------
Increase (Decrease) in Cash and Cash Equivalents....    2,452,331      2,118,283       (270,187)
Cash and Cash Equivalents:
  Beginning of Year.................................    3,010,448        892,165      1,162,352
                                                      -----------    -----------    -----------
  End of Year.......................................  $ 5,462,779    $ 3,010,448    $   892,165
                                                      ===========    ===========    ===========

                             See Accompanying Notes

                       REDHOOK ALE BREWERY, INCORPORATED

                         NOTES TO FINANCIAL STATEMENTS

 1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     Redhook Ale Brewery, Incorporated (the "Company") was incorporated on May 4, 1981 for the purpose of brewing, marketing and selling craft beers. Its operations consist of corporate headquarters and a pub in the Fremont area of Seattle, Washington; a brewery in the Seattle suburb of Woodinville, Washington; and, a brewery in Portsmouth, New Hampshire. As of December 31, 1999, the Company's products were distributed in 48 states.

     In 1994, the Company signed an agreement (the "Distribution Alliance" or the "Alliance") with Anheuser-Busch, Incorporated ("A-B"), pursuant to which the Company utilizes A-B's national distribution network to distribute its products. In addition, A-B purchased 1,289,872 shares of Series B convertible redeemable preferred stock (the "Series B Preferred Stock") and 236,756 newly issued shares of common stock in connection with the Distribution Alliance. As of December 31, 1999, A-B owned 25% of the Company's voting stock.

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

  Revenue Recognition

     The Company recognizes revenue from product sales when the products are shipped to customers.

  Income Taxes

     The Company accounts for income taxes under the liability method, whereby deferred taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. These deferred tax assets and liabilities are measured under the provisions of the currently enacted tax laws.

  Advertising Expenses

     Advertising costs, including production costs, are expensed as incurred. For the years ended December 31, 1999, 1998, and 1997, advertising expenses totaled $2,753,000, $265,000, and $147,000, respectively.

                       REDHOOK ALE BREWERY, INCORPORATED

  Segment Information

     The Company operates in one principal business segment as a manufacturer of beer and ales, across domestic markets.

  Earnings (Loss) per Share

     Basic net loss per share is calculated using the weighted-average number of shares of common stock outstanding. The calculation of adjusted weighted-average shares outstanding for purposes of computing diluted earnings per share includes the dilutive effect of all outstanding convertible redeemable preferred stock and outstanding stock options for the periods when the Company reports net income. The convertible preferred stock and outstanding stock options have been excluded from the calculation of diluted loss per share for the years ended December 31, 1999, 1998 and 1997, because their effect is antidilutive. The calculation uses the treasury stock method and the as if converted method in determining the resulting incremental average equivalent shares outstanding as applicable.

  Comprehensive Income (Loss)

     As of January 1, 1998, the Company has adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company has no items of comprehensive income (loss).

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

  Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes standards for recognition, measurement, and reporting of derivatives and hedging activities and is effective for the Company's year ending December 31, 2000. The Company anticipates that the adoption of this new accounting standard will not have a material impact on the Company's financial statements.

                       REDHOOK ALE BREWERY, INCORPORATED

 2. INVENTORIES

     Inventories consist of the following:

                                                            DECEMBER 31,
                                                      ------------------------
                                                         1999          1998
                                                      ----------    ----------
Finished goods......................................  $1,059,460    $  862,246
Raw materials.......................................     814,106       998,133
Promotional merchandise.............................     342,071       222,042
Packaging materials.................................     191,160       184,989
                                                      ----------    ----------
                                                      $2,406,797    $2,267,410
                                                      ==========    ==========

     Finished goods include beer held in fermentation prior to the filtration and packaging process.

 3. FIXED ASSETS

     Fixed assets consist of the following:

                                                           DECEMBER 31,
                                                    --------------------------
                                                       1999           1998
                                                    -----------    -----------
Land and improvements.............................  $ 5,263,864    $ 5,172,000
Buildings.........................................   35,454,397     35,328,317
Brewery equipment.................................   44,949,789     44,773,526
Furniture, fixtures and other equipment...........    3,903,916      3,774,972
Leasehold improvements............................      171,466        172,726
Vehicles..........................................      136,568        136,568
Other.............................................       12,333         83,548
                                                    -----------    -----------
                                                     89,892,333     89,441,657
Less accumulated depreciation and amortization....   12,152,783      9,230,345
                                                    -----------    -----------
                                                    $77,739,550    $80,211,312
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

     The write-down was recorded in the statement of operations on a separate line as a Special Valuation Provision. These assets are presented as Assets Held For Sale on the balance sheet as of December 31, 1998, at their estimated net realizable value of $1.1 million. As of December 31, 1999, the Company has sold substantially all of the equipment for an amount approximately equal to its estimated net realizable value.

                       REDHOOK ALE BREWERY, INCORPORATED

     The special valuation provision and the related assets held for sale were recorded as follows:

Brewery equipment...........................................    $ 8,577,598
Building....................................................      1,068,824
                                                                -----------
                                                                  9,646,422
Less accumulated depreciation and amortization..............     (3,389,772)
                                                                -----------
Net book value..............................................      6,256,650
Estimated net realizable value of Assets Held for Sale......     (1,184,000)
                                                                -----------
Estimated impairment........................................      5,072,650
Reserve for disposal related costs..........................        100,000
                                                                -----------
Special Valuation Provision.................................      5,172,650
Income tax benefit..........................................     (1,810,428)
                                                                -----------
Special Valuation Provision, net of income tax benefit......    $ 3,362,222
                                                                ===========

 5. DEBT

     Long-term debt consists of the following:

                                                            DECEMBER 31,
                                                      ------------------------
                                                         1999          1998
                                                      ----------    ----------
Secured Facility, payable to bank monthly at
  $37,500,
  plus accrued interest, interest at 7.7%
  at December 31, 1999, due 2002....................  $7,875,000    $8,325,000
Current portion.....................................    (450,000)     (450,000)
                                                      ----------    ----------
                                                      $7,425,000    $7,875,000
                                                      ==========    ==========

     Annual principal payments required on long-term debt:

2000.............................  $  450,000
2001.............................     450,000
2002.............................   6,975,000
                                   ----------
                                   $7,875,000
                                   ==========

     In June 1997, the Company converted the $9 million outstanding balance of its secured bank facility (the "Secured Facility") to a five-year term loan with a 20-year amortization schedule. As of December 31, 1999, there was $7.9 million outstanding on the Secured Facility, and the Company's one-month LIBOR-based borrowing rate was approximately 7.7%. In addition, the Company has a $10 million revolving credit facility (the "Revolving Facility") with the same bank through July 1, 2001, and as of December 31, 1999, there were no borrowings outstanding on this facility. The Company can elect to extend the borrowing period for advances on the Revolving Facility to five years on predetermined terms. The Company agreed to secure the Revolving Facility with the same assets that are collateral for the Secured Facility. Interest accrues at a variable rate based on the London Inter Bank Offered Rate ("LIBOR"), plus 1.25% to 2.00% for the Secured Facility depending on the Company's debt-to-tangible net worth ratio. The Company can fix the rate by selecting LIBOR for one- to twelve-month periods as a base. The interest rate for the Revolving Facility is the applicable LIBOR plus 1.00% to 2.00%, depending on the Company's debt service-to-cash flow ratio. The fair market value of the Company's variable-rate approximates its carrying value.

     The Secured Facility and Revolving Facility are secured by substantially all of the Company's assets. In addition, the Company was in compliance with applicable covenants including minimum debt service ratios and a minimum tangible net worth.

                       REDHOOK ALE BREWERY, INCORPORATED

     The Company made interest payments totaling $530,000, $692,000 and $587,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Interest capitalized as a part of construction costs for the year ended December 31, 1997 totaled $270,000. No interest was capitalized in 1999 and 1998. Included in other assets are capitalized loan fees with a net unamortized balance of $26,000 and $17,000 at December 31, 1999 and 1998, respectively.

 6. CONVERTIBLE REDEEMABLE PREFERRED STOCK

     Convertible redeemable preferred stock outstanding is as follows:

                                                           DECEMBER 31,
                                                    --------------------------
                                                       1999           1998
                                                    -----------    -----------
Series B, par value $0.005 per share, issued and
  outstanding 1,289,872 shares; net of unamortized
  offering costs..................................  $16,055,055    $16,010,655
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

     During 1994, the Board of Directors designated 1,289,872 preferred shares as Series B Preferred Stock. In November 1994, the Company sold all shares of Series B Preferred Stock to A-B for approximately $16.3 million, or $12.61 per share. A-B's ownership percentage of the Company is limited to 25% of the outstanding Common Stock, assuming the conversion of all outstanding Preferred Stock. That percentage limitation increases to 30% for the period November 1999 through November 2001. The Company has reserved shares of common stock to issue if these Series B Preferred Stock shares were converted to common stock.

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

     Under the terms of the Series B Preferred Stock purchase agreement, the Company is required to meet various affirmative and negative covenants. These covenants limit the Company's ability to issue shares of its capital stock without prior approval. The holders of Series B Preferred Stock and converted Series A Preferred Stock also are entitled to certain contractual registration rights.

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

                       REDHOOK ALE BREWERY, INCORPORATED

     The difference between the issuance price, net of offering costs, of the convertible redeemable preferred stock and the redemption value is accreted through the redemption date by a charge to retained earnings of $44,000 per year.

 7. COMMON STOCKHOLDERS' EQUITY

  Note Receivable for Stock Purchase

     The Company's President had an interest-bearing loan for $100,000 outstanding at December 31, 1998 related to the exercise of stock options in 1994. The loan, paid in full during 1999, was secured by Company stock held by the officer and is included as a reduction in common stockholders' equity. Principal payments received on the loan have been reflected in the Statement of Cash Flows as a financing activity and as an increase in common stockholders' equity. The note, including interest accruing at 5.9% per year, was due no later than September 30, 2001.

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

     Under the terms of the Company's incentive stock option plans, employees and directors may be granted options to purchase the Company's common stock at no less than 100% of the market price on the date the option is granted. At December 31, 1999, 1998 and 1997, a total of 67,821, 314,001, and 545,071 options, respectively, were available for future grants under the plans.

                       REDHOOK ALE BREWERY, INCORPORATED

     In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123"), which established accounting and reporting standards for stock-based employee compensation plans. Statement 123 defines a fair value-based method of accounting for these equity instruments. This method measures compensation cost based on the value of the award and recognizes that cost over the service period. As permitted under Statement 123, the Company has elected to continue accounting for stock-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees ("Opinion 25"). Accordingly, because the grant price equals the market price on the date of grant, no compensation expense is recognized for stock options issued to employees. Had compensation cost for the Company's stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by Statement 123, the Company's net income (loss) and earnings (loss) per share for the years ended December 31, 1999, 1998 and 1997 would have been impacted as indicated in the following table. Pursuant to the provisions of Statement 123, the pro forma results shown below only reflect the impact of options granted subsequent to 1994.

                                                       YEAR ENDED DECEMBER 31,
                                              -----------------------------------------
                                                 1999           1998           1997
                                              -----------    -----------    -----------
Reported net income (loss)..................  $(1,523,434)   $(4,011,180)   $(1,398,966)
Pro forma net income (loss).................   (2,083,754)    (4,570,357)    (1,966,482)
Reported basic and diluted earnings (loss)
  per share.................................  $     (0.20)   $     (0.52)   $     (0.18)
Pro forma basic and diluted earnings (loss)
  per share.................................  $     (0.27)   $     (0.59)   $     (0.26)

     The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                             1999     1998     1997
                                                             -----    -----    -----
                                                                 5        5        5
Expected life of option                                      yrs...    yrs.     yrs.
Risk-free interest rate....................................  5.25%    4.73%    6.47%
Expected volatility of the Company's stock.................  50.0%    50.0%    50.0%
Expected dividend yield on the Company's stock.............   0.0%     0.0%     0.0%

     The weighted average estimated fair value of options granted during the years ended December 31, is as follows:

                                                      1999        1998         1997
                                                    --------    --------    ----------
Total number of options granted...................   293,950     295,950       294,500
Estimated fair value of each option granted.......  $   1.69    $   2.97    $     5.29
Total estimated fair value of all options
  granted.........................................  $496,776    $878,971    $1,557,905

     In accordance with Statement 123, the weighted average estimated fair value of stock options granted is required to be based on a theoretical statistical model using the preceding Black-Scholes assumptions. In actuality, because Company stock options do not trade on a secondary exchange, employees can receive no value nor derive any benefit from holding stock options under these plans without an increase, above the grant price, in the market price of the Company's stock. Such an increase in stock price would benefit all stockholders commensurately. Refer to the table below for the weighted average grant price for options granted during 1999, 1998, and 1997.

                       REDHOOK ALE BREWERY, INCORPORATED

     Presented below is a summary of stock option plans' activity for the years shown:

                                                      WEIGHTED     OPTIONS     WEIGHTED
                                       SHARES OF      AVERAGE    EXERCISABLE   AVERAGE
                                      COMMON STOCK    EXERCISE       AT        EXERCISE
                                     UNDER THE PLAN    PRICE     END OF YEAR    PRICE
                                     --------------   --------   -----------   --------
Balance at December 31, 1996.......       589,472                  291,312      $11.84
  Granted..........................       294,500      $ 9.92
  Exercised........................        (2,000)       3.33
  Canceled.........................       (96,390)      13.84
                                        ---------
Balance at December 31, 1997.......       785,582                  346,592       12.37
  Granted..........................       295,950        5.73
  Exercised........................            --          --
  Canceled.........................       (64,880)      12.87
                                        ---------
Balance at December 31, 1998.......     1,016,652                  478,872       12.39
  Granted..........................       293,950        3.97
  Exercised........................          (300)       3.33
  Canceled.........................       (47,770)      10.22
                                        ---------
Balance at December 31, 1999.......     1,262,532                  631,272       11.84
                                        =========

     The following table summarizes information for options currently outstanding and exercisable at December 31, 1999:

                           OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                   ------------------------------------   ----------------------
                                  WEIGHTED
                                   AVERAGE     WEIGHTED                 WEIGHTED
                                  REMAINING    AVERAGE                  AVERAGE
RANGE OF EXERCISE    NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
     PRICES        OUTSTANDING   LIFE (YRS)     PRICE     EXERCISABLE    PRICE
-----------------  -----------   -----------   --------   -----------   --------
$ 1.65 to
  $ 3.33.........      70,500       2.28        $2.92        70,500      $ 2.92
  3.97 to
    3.97.........     287,400       9.38         3.97        24,000        3.97
  5.73 to
    5.73.........     272,960       8.38         5.73        74,560        5.73
  7.00 to
   10.13.........     311,820       6.43         9.53       179,220        9.09
 11.50 to
   25.50.........     319,852       5.39        18.55       282,992       18.07
                    ---------                               -------
$ 1.65 to
  $25.50.........   1,262,532       7.03        $9.36       631,272      $11.84
                    =========                               =======

     The Company has reserved approximately 1.3 million shares of common stock for future issuance related to potential stock option exercises.

                       REDHOOK ALE BREWERY, INCORPORATED

  Shareholder Rights Agreement

     In September 1995, the Company's Board of Directors adopted a shareholder rights agreement (the "Rights Agreement"). Pursuant to the Rights Agreement, holders of common stock have certain rights to purchase common stock that are exercisable only in certain circumstances (the "Rights"). The Rights trade together with the common stock until the Distribution Date. The "Distribution Date" shall occur on the earlier of: (i) ten days following the date that the Company learns that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired beneficial ownership of 20% or more of the outstanding common stock and (ii) such date as may be designated by the Company's Board following the commencement of, or announcement of an intention to make, a tender or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 20% or more of such outstanding common stock. Each Right will not be exercisable until the Distribution Date. If any person becomes an Acquiring Person, the Rights will entitle each holder of a Right (other than those held by an Acquiring Person (or any affiliate or associate of any Acquiring Person)) to purchase, for $120 per Right (the "Purchase Price"), that number of shares of common stock which at the time of the transaction would have a market value of twice the Purchase Price. The Rights Agreement provides certain exceptions for beneficial ownership by for up to 30% of the Company's common stock. The Rights, which are not currently exercisable, expire on September 22, 2005, but may be redeemed at any time by the Company for $0.001 per Right.

 8. EARNINGS (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per common share:

                                               YEAR ENDED DECEMBER 31,
                                      -----------------------------------------
                                         1999           1998           1997
                                      -----------    -----------    -----------
Basic and diluted earnings (loss)
  per share computation:
  Numerator:
     Net income (loss)..............  $(1,523,434)   $(4,011,180)   $(1,398,966)
                                      -----------    -----------    -----------
  Denominator:
     Weighted-average common
       shares.......................    7,687,687      7,687,486      7,686,510
                                      -----------    -----------    -----------
       Basic and diluted earnings
          (loss) per share..........  $     (0.20)   $     (0.52)   $     (0.18)
                                      ===========    ===========    ===========

                       REDHOOK ALE BREWERY, INCORPORATED

 9. INCOME TAXES

     The components of income tax expense (benefit) are as follows:

                                                YEAR ENDED DECEMBER 31,
                                         -------------------------------------
                                           1999          1998          1997
                                         ---------    -----------    ---------
Current................................  $  11,364    $  (493,864)   $(949,146)
Deferred...............................   (778,822)    (1,581,630)     404,827
                                         ---------    -----------    ---------
                                         $(767,458)   $(2,075,494)   $(544,319)
                                         =========    ===========    =========

     The Company's effective income tax rate was 33.5%, 34.1% and 28.0% for the years ended December 31, 1999, 1998 and 1997, respectively. In 1997, the effective rate was lower than the federal statutory rate due primarily to lower pre-tax results relative to other components of the tax provision calculation, such as the exclusion of a portion of meals and entertainment expenses from tax return deductions. In 1998 and 1999, the effect of state income taxes was substantially offset by items such as the excluded deductions.

     Deferred income taxes reflect the net tax effects of temporary differences between the bases of assets and liabilities for financial reporting purposes and the bases used for income tax return purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                            DECEMBER 31,
                                                      ------------------------
                                                         1999          1998
                                                      ----------    ----------
Deferred tax liabilities:
  Tax-over-book depreciation........................  $9,239,665    $7,444,840
  Other.............................................     377,173       405,785
                                                      ----------    ----------
                                                       9,616,838     7,850,625
Deferred tax assets:
  NOL and AMT credit carryforwards..................   7,815,813     5,124,426
  Other.............................................     173,958       320,310
                                                      ----------    ----------
                                                       7,989,771     5,444,736
                                                      ----------    ----------
Net deferred tax liability..........................  $1,627,067    $2,405,889
                                                      ==========    ==========

     As of December 31, 1999, the Company had net operating loss carryforwards of $20.0 million and alternative minimum tax credit carryforwards of $184,000 which can be utilized to offset regular tax liabilities in future years. The alternative minimum tax credit carryforwards, which have no expiration date, and the tax benefit of the net operating loss carryforwards, substantially all of which expire from 2012 through 2019, are the primary components of the Company's deferred tax asset presented above.

                       REDHOOK ALE BREWERY, INCORPORATED

10. COMMITMENTS

     In 1999, the Company had operating leases for its Fremont Brewery facility and certain office premises. During 1998, the Company exercised its option to terminate the office lease early and moved its corporate offices into the Fremont Brewery building. Terms of the brewery premises lease include annual rental payment adjustments to reflect changes in the Consumer Price Index. In 1997, the Company exercised its option to extend the lease through October 2002. The Company has an option to extend the lease for one additional five-year period

     In May 1995, the Company entered into an agreement to lease the land on which the New Hampshire Brewery was constructed. The initial lease period runs through April 2047 and may be extended at the Company's option for two additional seven-year terms. The sublease also provides the Company with the first right of refusal to purchase the premises should the sublessor receive an offer to sell the property to a third party. The monthly rent commenced upon the completion of the facility, and can escalate up to 5% at the end of every five-year period.

     Rent expense for the years ended December 31, 1999, 1998 and 1997 totaled $536,000, $862,000 and $845,000, respectively. For a portion 1998, and all of 1997, rent expense included a fee in lieu of property taxes on the New Hampshire Brewery.

     Minimum aggregate future lease payments under noncancelable operating leases as of December 31, 1999 are as follows:

2000............................  $   527,498
2001............................      527,498
2002............................      482,262
2003............................      256,082
2004............................      255,163
Thereafter......................   10,596,943
                                  -----------

                                  $12,645,446
                                  ===========

     The Company periodically enters into commitments to purchase certain raw materials in the normal course of business. The Company has entered into purchase commitments to ensure it has the necessary supply of hops to meet future production requirements. Those commitments are for crop years through 2003. The Company believes that hop commitments in excess of future requirements, if any, will not materially affect its financial condition or results of operations.

11. EMPLOYEE BENEFIT PLAN

     The Company maintains a 401(k) savings plan for employees age 21 years or older with at least six months of service. The maximum employee contribution is 15% of the participant's compensation. The Company matches 100% of each dollar contributed by a participant, with a maximum matching contribution of 4% of a participant's compensation. The Company's contributions to the plan vest at varying rates up to five years depending upon the employee's years of service and totaled $178,000, $189,000 and $197,000 in 1999, 1998 and 1997,
respectively.

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

     The Company's most significant non-Alliance wholesaler, K&L Distributors, Inc., an independent A-B distributor, accounted for approximately 17% of total sales in 1999, 1998 and 1997. The sales to A-B through the Distribution Alliance represented 58%, 58% and 60% of total sales, or $20,712,000, $20,878,000 and
$22,647,000 (net of an approximate 2% alliance fee), in 1999, 1998 and 1997, respectively. Additional fees incurred by the Company for A-B administrative and handling charges totaled $188,000, $183,000 and $191,000 in 1999, 1998 and 1997,
respectively. The Company purchased certain materials through A-B totaling $3,999,000, $4,462,000 and $2,420,000 in 1999, 1998, and 1997, respectively. Net amount due to A-B was $415,000 and $74,000, as of December 31, 1999 and December 31, 1998, respectively.

13. INTERIM FINANCIAL DATA (UNAUDITED)

                                                 1999 QUARTER ENDED                           1998 QUARTER ENDED
                                      -----------------------------------------    -----------------------------------------
                                      DEC. 31    SEPT. 30    JUNE 30    MAR. 31    DEC. 31    SEPT. 30    JUNE 30    MAR. 31
                                      -------    --------    -------    -------    -------    --------    -------    -------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Sales...............................  $8,853      $9,623     $9,309     $7,675     $8,387      $9,152     $ 9,918    $8,505
Less Excise Taxes...................     803         894        866        703        740         838         933       810
                                      ------      ------     ------     ------     ------      ------     -------    ------
Net Sales...........................   8,050       8,729      8,443      6,972      7,647       8,314       8,985     7,695
Cost of Sales.......................   5,878       5,850      5,785      5,100      5,752       5,800       6,224     6,141
                                      ------      ------     ------     ------     ------      ------     -------    ------
Gross Profit........................   2,172       2,879      2,658      1,872      1,895       2,514       2,761     1,554
Special Valuation Provision.........      --          --         --         --         --          --       5,173        --
Selling, General and Administrative
  Expenses..........................   2,976       3,058      3,085      2,172      2,042       2,211       2,504     2,329
                                      ------      ------     ------     ------     ------      ------     -------    ------
Operating Income (Loss).............    (804)       (179)      (427)      (300)      (147)        303      (4,916)     (775)
Interest Expense and Other Income,
  Net...............................     (78)       (328)       (80)       (95)      (107)       (125)       (154)     (166)
                                      ------      ------     ------     ------     ------      ------     -------    ------
Income (Loss) Before Taxes..........    (882)       (507)      (507)      (395)      (254)        178      (5,070)     (941)
Income Tax Provision (Benefit)......    (274)       (177)      (178)      (138)       (93)         29      (1,786)     (226)
                                      ------      ------     ------     ------     ------      ------     -------    ------
Net Income (Loss)...................  $ (608)     $ (330)    $ (329)    $ (257)    $ (161)     $  149     $(3,284)   $ (715)
                                      ======      ======     ======     ======     ======      ======     =======    ======
Basic and Diluted Earnings (Loss)
  per Share.........................  $(0.08)     $(0.04)    $(0.04)    $(0.03)    $(0.02)     $ 0.02     $ (0.43)   $(0.09)
                                      ======      ======     ======     ======     ======      ======     =======    ======
Barrels Shipped.....................    49.6        53.5       51.4       43.1       46.8        50.4        56.2      48.9

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the Company's directors and executive officers is incorporated by reference from the Company's definitive proxy statement for its 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement") under the captions "Board of Directors" or "Executive Compensation."

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated by reference from the 2000 Proxy Statement caption "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management is incorporated by reference from the 2000 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is incorporated by reference from the 2000 Proxy Statement under the caption "Certain Transactions."

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

          2. Exhibit Index is included in the Form 10-K filed with Securities and Exchange Commission.

                           [INTENTIONALLY LEFT BLANK]

                           [INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 28, 2000.

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

/s/ PAUL S. SHIPMAN                                    President, Chief Executive       March 28, 2000
-----------------------------------------------------  Officer and Chairman of the
Paul S. Shipman                                        Board (Principal Executive
                                                       Officer)

/s/ BRADLEY A. BERG                                    Executive Vice President and     March 28, 2000
-----------------------------------------------------  Chief Financial Officer
Bradley A. Berg                                        (Principal Financial Officer)

/s/ ANNE M. MUELLER                                    Controller and Treasurer         March 28, 2000
-----------------------------------------------------  (Principal Accounting Officer)
Anne M. Mueller

/s/ M. COLLEEN BECKEMEYER                              Director                         March 28, 2000
-----------------------------------------------------
M. Colleen Beckemeyer

/s/ GORDON A. BOWKER                                   Director                         March 28, 2000
-----------------------------------------------------
Gordon A. Bowker

/s/ JOHN T. CARLETON                                   Director                         March 28, 2000
-----------------------------------------------------
John T. Carleton

/s/ FRANK H. CLEMENT                                   Director                         March 28, 2000
-----------------------------------------------------
Frank H. Clement

/s/ JERRY D. JONES                                     Director                         March 28, 2000
-----------------------------------------------------
Jerry D. Jones

/s/ BRUCE M. SANDISON                                  Director                         March 28, 2000
-----------------------------------------------------
Bruce M. Sandison

/s/ WALTER F. WALKER                                   Director                         March 28, 2000
-----------------------------------------------------
Walter F. Walker

/s/ DENNIS P. WESTON                                   Director                         March 28, 2000
-----------------------------------------------------
Dennis P. Weston

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

March 28, 2000

                                               /s/ BRADLEY A. BERG
                                               Bradley A. Berg
                                               Executive Vice President and
                                               Chief Financial Officer

                                               /s/ ANNE M. MUELLER
                                               Anne M. Mueller

                                               Controller and Treasurer
                                               Principal Accounting Officer

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
         3.1   Articles of Amendment to and Second Restatement of Articles
               of Incorporation of Registrant dated November 15, 1994;
               Articles of Amendment, dated November 15, 1994; and Articles of Amendment, dated June 15, 1995(1)
         3.2   Amended and Restated Bylaws of Registrant, dated April 2,
               1991; Amendment to the Bylaws of Registrant, dated August 9,
               1993; Amendments to Bylaws of Registrant, dated October 11,
               1994(1)
        10.1   Securities Purchase Agreement dated as of July 21, 1993,
               between the Registrant and GE Capital Redhook Investment
               Corp.(1)
        10.2   Securities Purchase Agreement dated as of July 21, 1993,
               among Registrant and certain investors(1)
        10.3   Amendment No. 2 dated as of October 18, 1994, to Securities
               Purchase Agreement dated as of July 21, 1993 (see Exhibits
               10.1 and 10.2)(1)
        10.4   Investment Agreement dated as of October 18, 1994, between the Registrant and Anheuser-Busch, Incorporated(1)
        10.5   Registration Rights Agreement dated as of August 9, 1993,
               between the Registrant and Purchasers (as defined
               therein)(1)
        10.6   Amendment No. 1 dated as of October 18, 1994, to
               Registration Rights Agreement dated as of August 9, 1993(1)
        10.7   Registration Rights Agreement dated as of October 18, 1994, between Registrant and Anheuser-Busch, Incorporated(1)
        10.8   Employment Agreement between Registrant and Paul Shipman,
               dated October 18, 1994(1)
        10.9   Multi-Tenant Lease between the Quadrant Corporation and
               Registrant, dated June 1, 1987, as amended, November 5,
               1987, February 1, 1988, March 29, 1988, June 27, 1988,
               October 27, 1988, June 18, 1991, October 1, 1991, December
               22, 1992 and March 31,1993(1)
        10.10  Lease Agreement between Lake Union Center Phase One Limited
               Partnership and Registrant, dated December 15, 1994(1)
        10.11  Sublease between Pease Development Authority as Sublessor and Registrant as Sublessee, dated May 30, 1995(1)
        10.12  Agreement between Owner (Registrant) and Construction
               Manager (Seattle Construction Services, Inc.) for Phase I of
               the New Brewery; Woodinville, Washington, dated May 1,
               1993(1)
        10.13  Agreement Between Owner (Registrant) and Construction
               Manager (Seattle Construction Services, Inc.) for Redhook's
               New Hampshire Brewery Facility, dated September 14, 1994(1)
        10.14  Amended and Restated Registrant's Directors Stock Option
               Plan(1)
        10.15  Registrant's Incentive Stock Option Plan, dated September
               12, 1990(1)
        10.16  1992 Stock Incentive Plan, approved October 20, 1992, as amended, October 11, 1994 and May 25, 1995(1)
        10.17  New York Life Insurance Policy No. 44 939 338 for Paul
               Shipman, dated July 1, 1993(1)
        10.18  Amended and Restated Credit Agreement between U.S. Bank of
               Washington, National Association and Registrant, dated June
               5, 1995(1)
        10.19  Loan Agreement between the City of Seattle Industrial
               Development Corporation and Registrant, dated November 1,
               1991(1)

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
        10.20  Deed of Trust, Assignment of Leases and Rents, Security
               Agreement and Fixture Filing, dated November 1, 1991, as
               amended, June 5, 1995(1)
        10.21  Master Distributor Agreement between Registrant and
               Anheuser-Busch, Incorporated, dated October 18, 1994(1)(8)
        10.22  Amendment No. 3 dated as of July 27, 1995, to Securities
               Purchase Agreement dated as of July 21, 1993 (see Exhibits
               10.1 and 10.2)(1)
        10.23  Amendment dated as of July 25, 1995, between the Registrant and GE Capital Redhook Investment Corp.(1)
        10.24  Assignment of Sublease and Assumption Agreement dated as of
               July 1, 1995, between Registrant and Redhook of New
               Hampshire, Inc. (see Exhibit 10.11)(1)
        10.25  Letter Agreement dated as of July 31, 1995, between
               Registrant and Anheuser-Busch, Incorporated(1)
        10.26  Employment Agreement between Registrant and Bradley A. Berg, dated December 20, 1999
        10.27  Employment Agreement between Registrant and David J.
               Mickelson, dated December 20, 1999
        10.28  Employment Agreement between Registrant and Allen L
               Triplett, dated December 20, 1999
        10.29  Employment Agreement between Registrant and Pamela J.
               Hinckley, dated December 20, 1999
        10.30  Amendment No. 1 dated as of June 26, 1996, to Master
               Distribution Agreement between Registrant and
               Anheuser-Busch, Incorporated, dated October 18, 1994(3)
        10.31  Amendment dated as of February 27, 1996, to Registrant's
               1992 Stock Incentive Plan, as amended(3)
        10.32  Amendment dated as of February 27, 1996, to Amended and
               Restated Registrant's Directors Stock Option Plan(3)
        10.33  Amendment dated as of July 25, 1996, to Registrant's 1992
               Stock Incentive Plan, as amended(3)
        10.34  First Amendment dated as of July 25, 1996, to Amended and
               Restated Credit Agreement between U.S. Bank of Washington,
               National Association and Registrant, dated June 5, 1995(4)
        10.35  Second Amendment to Amended and Restated Credit Agreement
               between U.S. Bank of Washington, National Association and
               Registrant, dated September 15, 1997(5)
        10.36  Consent, Waiver and Amendment, dated September 19, 1997, to
               Master Distributor Agreement between Registrant and
               Anheuser-Busch, Incorporated, dated October 18, 1994(5)
        10.37  Purchasing Agreement dated as of March 27, 1998, between and
               Anheuser-Busch, Incorporated(6)(8)
        10.38  Third Amendment to Amended and Restated Credit Agreement
               between U.S. Bank of Washington, National Association and
               Registrant, dated February 22, 1999(7)
        10.39  Amended and Restated Rights Agreement between Registrant and
               ChaseMellon Shareholder Services, LLC, dated as of May 12,
               1999(7)
        10.40  First Amendment to Employment Agreement between Registrant and Paul Shipman, dated May 6, 1999(7)

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
        21.1   Subsidiaries of the Registrant(1)
        23.1   Consent of Ernst & Young LLP, Independent Auditors
        27     Financial Data Schedule for the year ended December 31, 1999

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

 (7) Incorporated by reference to same exhibit number as in the Company's Form 10-Q for the quarter ended March 31, 1999.

 (8) Confidential treatment has been granted for portions of this document.