Form 10-Q
period 2000-03-31
REDHOOK ALE BREWERY INC
filed 2000-05-11
CIK 892222

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


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Common stock, par value $.005 per share: 7,687,786 shares outstanding as of March 31, 2000.

                    Page 1 of 13 sequentially numbered pages

================================================================================

                        REDHOOK ALE BREWERY, INCORPORATED

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                TABLE OF CONTENTS



                                                                                PAGE
                                                                                ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

             Balance Sheets
                March 31, 2000 and December 31, 1999 .........................    3

             Statements of Operations
                Three Months Ended March 31, 2000 and 1999 ...................    4

             Statements of Cash Flows
                Three Months Ended March 31, 2000 and 1999....................    5

             Notes to Financial Statements.....................................   6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations ........................................   7


PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.....................................   12

PART I.

ITEM 1.  FINANCIAL STATEMENTS

                        REDHOOK ALE BREWERY, INCORPORATED

                                 BALANCE SHEETS

                                     ASSETS

                                                                            MARCH 31,         DECEMBER 31,
                                                                              2000                1999
                                                                           ------------       ------------
                                                                           (Unaudited)

Current Assets:
  Cash and Cash Equivalents .........................................      $  4,367,713       $  5,462,779
  Accounts Receivable ...............................................         1,629,513          1,174,853
  Inventories .......................................................         2,478,342          2,406,797
  Other .............................................................           412,518            331,481
                                                                           ------------       ------------

    Total Current Assets ............................................         8,888,086          9,375,910
Fixed Assets, Net ...................................................        77,002,162         77,739,550
Other Assets ........................................................           544,408            591,431
                                                                           ------------       ------------
      Total Assets ..................................................      $ 86,434,656       $ 87,706,891
                                                                           ============       ============


                          LIABILITIES, PREFERRED STOCK
                        AND COMMON STOCKHOLDERS' EQUITY


Current Liabilities:
  Accounts Payable ..................................................      $  2,480,890       $  2,743,971
  Accrued Salaries, Wages and Payroll Taxes .........................         1,297,491          1,408,552
  Refundable Deposits ...............................................         1,561,639          1,571,028
  Other Accrued Expenses ............................................           552,134            567,206
  Current Portion of Long-Term Debt .................................           450,000            450,000
                                                                           ------------       ------------
    Total Current Liabilities .......................................         6,342,154          6,740,757
                                                                           ------------       ------------
Long-Term Debt, Net of Current Portion ..............................         7,312,500          7,425,000
                                                                           ------------       ------------
Deferred Income Taxes ...............................................         1,368,323          1,627,067
                                                                           ------------       ------------
Convertible Redeemable Preferred Stock ..............................        16,066,155         16,055,055
                                                                           ------------       ------------

Common Stockholders' Equity:
  Common Stock, Par Value $0.005 per Share, Authorized, 50,000,000
    Shares; Issued and Outstanding, 7,687,786 Shares in 2000 and 1999            38,439             38,439
  Additional Paid-In Capital ........................................        56,989,631         56,989,631
  Retained Earnings (Deficit) .......................................        (1,682,546)        (1,169,058)
                                                                           ------------       ------------
      Total Common Stockholders' Equity .............................        55,345,524         55,859,012
                                                                           ------------       ------------
        Total Liabilities, Preferred Stock and
          Common Stockholders' Equity ...............................      $ 86,434,656       $ 87,706,891
                                                                           ============       ============



                             See Accompanying Notes

                        REDHOOK ALE BREWERY, INCORPORATED

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                   THREE MONTHS ENDED MARCH 31,
                                                  -----------------------------
                                                     2000              1999
                                                  -----------       -----------
Sales ......................................      $ 8,156,474       $ 7,674,896
Less Excise Taxes ..........................          764,815           702,647
                                                  -----------       -----------
Net Sales ..................................        7,391,659         6,972,249
Cost of Sales ..............................        5,427,734         5,100,069
                                                  -----------       -----------
Gross Profit ...............................        1,963,925         1,872,180
Selling, General and Administrative Expenses        2,642,133         2,172,419
                                                  -----------       -----------
Operating Income (Loss) ....................         (678,208)         (300,239)
Interest Expense ...........................          140,544           130,418
Other Income-- Net .........................           63,281            35,745
                                                  -----------       -----------
Income (Loss) before Income Taxes ..........         (755,471)         (394,912)
Income Tax Expense (Benefit) ...............         (253,083)         (138,220)
                                                  -----------       -----------
Net Income (Loss) ..........................      $  (502,388)      $  (256,692)
                                                  ===========       ===========

Basic Earnings (Loss) per Share ............      $     (0.07)      $     (0.03)
                                                  ===========       ===========

Diluted Earnings (Loss) per Share ..........      $     (0.07)      $     (0.03)
                                                  ===========       ===========



                             See Accompanying Notes

                        REDHOOK ALE BREWERY, INCORPORATED

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                         THREE MONTHS ENDED MARCH 31,
                                                         -----------------------------
                                                            2000              1999
                                                         -----------       -----------
OPERATING ACTIVITIES
Net Loss ..........................................      $  (502,388)      $  (256,692)
Adjustments to Reconcile Net Loss to Net Cash
  Provided by Operating Activities:
    Depreciation and Amortization .................          822,832           813,189
    Deferred Income Taxes .........................         (258,744)         (142,402)
    Net Change in Operating Assets and Liabilities          (950,539)          (52,772)
                                                         -----------       -----------
Net Cash Provided by (Used in) Operating Activities         (888,839)          361,323
                                                         -----------       -----------

INVESTING ACTIVITIES
Expenditures for Fixed Assets .....................          (92,727)         (284,138)
Proceeds from Sale of Assets and Other, Net .......           (1,000)          354,831
                                                         -----------       -----------
Net Cash Provided by (Used in) Investing Activities          (93,727)           70,693
                                                         -----------       -----------

FINANCING ACTIVITIES
Repayments on Debt ................................         (112,500)         (112,500)
                                                         -----------       -----------

Net Cash Used in Financing Activities .............         (112,500)         (112,500)
                                                         -----------       -----------

Increase (Decrease) in Cash and Cash Equivalents ..       (1,095,066)          319,516
Cash and Cash Equivalents:
  Beginning of Year ...............................        5,462,779         3,010,448
                                                         -----------       -----------
  End of Period ...................................      $ 4,367,713       $ 3,329,964
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

        The following table sets forth the computation of basic and diluted earnings (loss) per common share:

                                                     THREE MONTHS ENDED MARCH 31,
                                                    -----------------------------
                                                       2000              1999
                                                    -----------       -----------
Basic earnings (loss) per share computation:
  Numerator:
    Net income (loss) ........................      $  (502,388)      $  (256,692)
                                                    -----------       -----------

  Denominator:
    Weighted-average common shares ...........        7,687,786         7,687,486
                                                    -----------       -----------

        Basic earnings (loss) per share ......      $     (0.07)      $     (0.03)
                                                    ===========       ===========

Diluted earnings (loss) per share computation:
  Numerator:
    Net income (loss) ........................      $  (502,388)      $  (256,692)
                                                    -----------       -----------

  Denominator:
    Weighted-average common shares ...........        7,687,786         7,687,486
                                                    -----------       -----------

          Diluted earnings (loss) per share ..      $     (0.07)      $     (0.03)
                                                    ===========       ===========

3.  INVENTORIES

        Inventories consist of the following:

                              MARCH 31,      DECEMBER 31,
                                2000            1999
                             ----------      ----------
Finished goods ........      $1,121,326      $1,059,460
Raw materials .........         871,627         814,106
Promotional merchandise         319,376         342,071
Packaging materials ...         166,013         191,160
                             ----------      ----------

                             $2,478,342      $2,406,797
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

OVERVIEW

        Since its formation, the Company has focused its business activities on the brewing, marketing and selling of craft beers. For the three months ended March 31, 2000, the Company had gross sales of $8,156,000, an increase of 6.3% from the three months ended March 31, 1999. The Company's sales consist predominantly of sales of beer to third-party distributors and Anheuser-Busch, Inc. ("A-B") through the Distribution Alliance. In addition, the Company derives other revenues primarily from the sale of beer, food, apparel and other retail items in its brewery pubs. The Company is required to pay federal excise taxes on sales of its beer. The excise tax burden on beer sales increases from $7 to $18 per barrel on annual production over 60,000 barrels and thus, if sales volume fluctuates, federal excise taxes would change as a percentage of sales.

        The Company's sales volume increased 7.7% to 46,400 barrels for the three months ended March 31, 2000, compared to the same period in 1999. In addition to the level of consumer demand in existing markets, the Company's sales are also affected by other factors such as competitive considerations, including the significant number of craft brewers and their promotional pricing and new product introductions as well as increased competition from imported beers. Sales in the craft beer industry generally reflect a degree of seasonality, with the first and fourth quarters historically being the slowest and the rest of the year typically demonstrating stronger sales. The Company has historically operated with little or no backlog, and its ability to predict sales for future periods is limited.

        Under normal circumstances, the Company generally operates its brewing facilities up to five days per week, two shifts per day. The Company increased its company-wide annual production capacity from approximately 3,000 barrels in 1982 to approximately 350,000 barrels as of March 31, 2000. Production capacity of each facility can be added in phases until the facility reaches its maximum designed production capacity. The decision to add capacity is affected by the availability of capital, construction constraints and anticipated sales in new and existing markets. While the maximum designed capacity for each of the Woodinville and Portsmouth breweries is 250,000 barrels per year, their current production capacity is 250,000 and 100,000 barrels per year, respectively. Additional capital expenditures and production personnel will be required to bring the Portsmouth Brewery to its maximum designed capacity.

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

        In January 1998, production at the Fremont Brewery was significantly reduced, and the brewery served as a backup facility to the Woodinville Brewery. During the quarter ended June 30, 1998, the Company analyzed its current and future production capacity requirements and its plans for the Fremont Brewery production assets. Based upon that analysis, the Company decided to permanently curtail the Fremont Brewery operations and sell substantially all of those production assets. In compliance with FASB Statement No. 121, the Fremont production assets were written down to an estimate of their net realizable value in the quarter ended June 30, 1998. During 1999, the Company completed the sale of the equipment for an amount approximately equal to its estimated net realizable value.

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

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                  ------------------
                                                  2000         1999
                                                  -----        -----
Sales ......................................      110.3 %      110.1 %
Less Excise Taxes ..........................       10.3         10.1
                                                  -----        -----
Net Sales ..................................      100.0        100.0
Cost of Sales ..............................       73.4         73.1
                                                  -----        -----
Gross Profit ...............................       26.6         26.9
Selling, General and Administrative Expenses       35.7         31.2
                                                  -----        -----
Operating Income (Loss) ....................       (9.1)        (4.3)
Interest Income (Expense)-- Net ............       (1.1)        (1.4)
                                                  -----        -----
Income (Loss) Before Income Taxes ..........      (10.2)        (5.7)
Provision (Benefit) for Income Taxes .......       (3.4)        (2.0)
                                                  -----        -----
Net Income (Loss) ..........................       (6.8)%       (3.7)%
                                                  =====        =====


THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

        Sales. Total sales increased 6.3% to $8,156,000 for the three months ended March 31, 2000, compared to $7,675,000 in the comparable 1999 period, resulting from a 7.7% increase in sales volume and an increase in other sales, offset by slightly lower average pricing, net of promotional discounts. Total sales volumes for the first quarter of 2000 increased to 46,400 barrels from 43,100 barrels for the same period in 1999. West Coast sales increased 4.2% in the first quarter of 2000, including a 7.0% increase in Washington State, the Company's largest market. Sales other than wholesale beer sales, primarily retail pub revenues, totaled $835,000 in the first three months of 2000, compared to $701,000 in the comparable 1999 period. At March 31, 2000 and 1999, the Company's products were distributed in 48 states.

        Excise Taxes. Excise taxes increased to $765,000, or 10.3% of net sales in the 2000 first quarter, compared to $703,000, or 10.1% of net sales in the 1999 first quarter.

        Cost of Sales. Cost of sales increased to $5,428,000 in the first three months of 2000, compared to $5,100,000 in the comparable 1999 period, primarily due to increased sales volumes. The combined utilization rate of maximum designed capacity for the operating breweries was 37.1% and 34.5% for quarters ended March 31, 2000 and 1999, respectively. Cost of sales, as a percentage of net sales, was substantially unchanged at 73.4% for the 2000 period, compared to 73.1% for the 1999 period.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $2,642,000 in the 2000 first quarter, compared to $2,172,000 in the 1999 first quarter. As a percentage of net sales, these expenses were 35.7% and 31.2% for the three months ended March 31, 2000 and 1999, respectively. The increase is due primarily to the advertising campaign in three key markets that began in June 1999, partially offset by cost savings such as office rent and compensation.

        Interest Expense. Interest expense increased to $141,000 for the first quarter of 2000, compared to $130,000 for the comparable 1999 period, reflecting higher average interest rates partially offset by the effect of lower outstanding debt.

        Other Income (Expense) -- Net. Other income - net, increased to $63,000 in the 2000 first quarter, compared to $36,000 in the 1999 first quarter. The increase is due to an increase in average balance of interest-bearing deposits and higher interest rates.

        Income Taxes. The Company's effective income tax rate decreased to a 33.5% benefit for the first quarter of 2000 compared to 35.0% benefit for the first quarter of 1999. The effective income tax rate for the full year 1999 was 33.5%.


LIQUIDITY AND CAPITAL RESOURCES

        The Company had $4,368,000 and $5,463,000 of cash and cash equivalents at March 31, 2000 and December 31, 1999, respectively. At March 31, 2000, the Company had working capital of $2,546,000, compared to $2,635,000 at December 31, 1999. The Company's long-term debt as a percentage of total capitalization (long-term debt, preferred stock and common stockholders' equity) was 9.8% and 9.9% as of March 31, 2000 and December 31, 1999, respectively. Cash used in operating activities was $889,000 during the 2000 first quarter compared to cash provided by operating activities of $361,000 in the 1999 first quarter. The decrease in operating cash flow in the three months ended March 31, 2000, was due to the timing of the collection of accounts receivable and payment of accounts payable in December 1999.

        On June 5, 1997, the Company converted the $9 million outstanding balance of its secured bank facility (the "Secured Facility") to a five-year term loan with a 20-year amortization schedule. As of March 31, 2000, there was $7.8 million outstanding on the Secured Facility, and the Company's one-month LIBOR-based borrowing rate was approximately 7.4%. In addition, the Company has a $10 million revolving credit facility (the "Revolving Facility") with the same bank through July 1, 2001, and as of March 31, 2000, there were no borrowings outstanding on this facility. The Revolving Facility is secured with the same assets that are collateral for the Secured Facility. Interest accrues at a variable rate based on the London Inter Bank Offered Rate ("LIBOR"), plus 1.25% to 2.00% for the Secured Facility depending on the Company's debt-to-tangible net worth ratio. The interest rate for the Revolving Facility is the applicable LIBOR plus 1.00% to 2.00%, depending on the Company's debt service-to-cash flow ratio. The Company can fix the rate for up to twelve months by selecting LIBOR for one- to twelve-month periods as a base.

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

        Capital expenditures for the first quarter of 2000 totaled $93,000. Capital expenditures for the full year 2000 are expected to total approximately $1,000,000.

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

        Effect of Competition on Future Sales. The domestic market in which the Company's craft beers are sold is highly competitive due to the proliferation of small craft brewers, including contract brewers, the increase in the number of products offered by such brewers, increased competition from imported beers and the introduction of fuller-flavored products by major national brewers. The Company's revenue growth rate began to slow in late 1996, and sales volume declined between 2.3% and 5.7% during 1997, 1998 and 1999, due primarily to slower sales in the highly competitive draft beer market. If negative sales trends were to continue, the Company's future sales and results of operations would be adversely affected. Sales volumes during the quarters ended September 30, 1999, December 31, 1999 and March 31, 2000 increased from 6.0% to 7.7%. The Company has historically operated with little or no backlog and, therefore, its ability to predict sales for future periods is limited.

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

        Variability of Gross Margin and Cost of Sales. The Company anticipates that its future gross margins will fluctuate and may decline as a result of many factors, including disproportionate depreciation and other fixed and semivariable operating costs, during periods when the Company's breweries are producing below maximum designed production capacity. The Company's high level of fixed and semivariable operating costs causes gross margin to be very sensitive to relatively small increases or decreases in sales volume. In addition, other factors affect cost of sales including changes in: shipping costs, availability and prices of raw materials and packaging materials, mix between draft and bottled product sales, the sales mix of various bottled product packages and Federal or state excise taxes. Also, as sales volumes through the Distribution Alliance increase, the alliance fee, and other staging and administrative costs, would increase.

        Advertising and Promotional Costs. While the Company has previously done very limited advertising, based upon market and competitive considerations, it determined that a significant increase in such spending is appropriate. Accordingly, in June 1999 the Company began a brand investment program that significantly increased advertising and related costs in 1999. The increased advertising investment continued in the first quarter of 2000 and is expected to continue through the year 2000 with the objective of establishing momentum towards capturing a larger share of the fragmented craft beer market. This increased spending has significantly increased the Company's net losses and decreased its stockholders' equity. In addition, market and competitive considerations could require an increase in other promotional costs associated with developing existing and new markets.

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

        Dependence on Third-Party Distributors. The Company relies heavily on third-party distributors for the sale of its products to retailers. The Company's most significant non-Alliance wholesaler, K&L Distributors, Inc., an A-B affiliated wholesaler in the Seattle area, accounted for approximately 14.6% of the Company's sales in the first quarter of 2000. Substantially all of the remaining sales volumes are now through the Distribution Alliance to A-B affiliated distributors, most of whom are independent wholesalers. A disruption of wholesalers' or A-B's ability to distribute products efficiently due to any significant operational problems, such as wide-spread labor union strikes, or the loss of K&L Distributors as a customer, or the termination of the Distribution Alliance could have a material adverse impact on the Company's sales and results of operations.

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

        Effect of Sales Trends on Brewery Efficiency and Operations. In recent years the Company's sales volumes have declined modestly. Those declines coincided with significantly slower sales growth in the highly competitive craft beer segment. The Company's breweries have been operating at production levels substantially below their actual and maximum designed capacities. Operating breweries at low capacity utilization rates negatively impacts gross margins and operating cash flows generated by the production facilities. In 1998, the Company permanently curtailed production at its Fremont Brewery and wrote the related assets down to their estimated net realizable value. The Company will continue to evaluate whether it expects to recover the costs of its two remaining production facilities over the course of their useful lives.

        Impact of Year 2000. The Company previously discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed software upgrades and testing of systems. The Company experienced no significant disruptions in critical information technology and operational systems and believes those systems successfully responded to the Year 2000 date change. The Company incurred less than $75,000 of costs during 1999 in connection with upgrades and modifications of its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its critical computer applications and those of its suppliers and vendors to ensure that any latent Year 2000 matters that may arise are addressed promptly.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", to defer the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. The Company anticipates that the adoption of this new accounting standard will not have a material impact on its financial position or results of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company does not have any derivative financial instruments as of March 31, 2000. However, the Company is exposed to interest rate risk. The Company's long-term debt bears interest at a rate that is tied to a variable rate. Information pertaining to the Company's debt balance and terms is set forth above in this Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations."


PART II.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS
    The following exhibits are filed as part of this report.

       27 Financial Data Schedule for the three months ended March 31, 2000.

(b) REPORTS ON FORM 8-K
    None were filed during the quarter ended March 31, 2000.


ITEMS 1, 2, 3, 4 AND 5 OF PART II ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on May 10, 2000.


                                            REDHOOK ALE BREWERY, INCORPORATED





                                            BY:   /s/  Bradley A. Berg
                                               ---------------------------------
                                               Bradley A. Berg
                                               Executive Vice President and
                                               Chief Financial Officer






                                            BY:   /s/  Anne M. Mueller
                                               ---------------------------------
                                               Anne M. Mueller
                                               Controller and Treasurer,
                                               Principal Accounting Officer




DATE: May 10, 2000

                                 EXHIBIT INDEX

    Ex-27  Financial Data Schedule