Form 10-Q
period 2000-06-30
REDHOOK ALE BREWERY INC
filed 2000-08-09
CIK 892222

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


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


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



          3400 PHINNEY AVENUE NORTH
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


     Common stock, par value $.005 per share: 7,643,786 shares outstanding as of June 30, 2000.

                    Page 1 of 16 sequentially numbered pages

================================================================================

                        REDHOOK ALE BREWERY, INCORPORATED

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                TABLE OF CONTENTS


                                                                                 PAGE
                                                                                 ----
PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

              Balance Sheets
                 June 30, 2000 and December 31, 1999 ..........................    3

              Statements of Operations
                 Three Months Ended June 30, 2000 and 1999
                 and Six Months Ended June 30, 2000 and 1999...................    4

              Statements of Cash Flows
                 Six Months Ended June 30, 2000 and 1999.......................    5

              Notes to Financial Statements.....................................   6

ITEM 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations ........................................   8


PART II.  OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders..................   14

ITEM 6.   Exhibits and Reports on Form 8-K.....................................   15

PART I.

ITEM 1. FINANCIAL STATEMENTS


                        REDHOOK ALE BREWERY, INCORPORATED

                                 BALANCE SHEETS


                                                                          JUNE 30,         DECEMBER 31,
                                                                            2000               1999
                                                                        ------------       ------------
                                                                         (Unaudited)
                                     ASSETS
Current Assets:
  Cash and Cash Equivalents ......................................      $  5,706,650       $  5,462,779
  Accounts Receivable ............................................         2,072,559          1,174,853
  Inventories ....................................................         2,277,077          2,406,797
  Other ..........................................................           449,281            331,481
                                                                        ------------       ------------
    Total Current Assets .........................................        10,505,567          9,375,910
Fixed Assets, Net ................................................        76,257,831         77,739,550
Other Assets .....................................................           455,912            591,431
                                                                        ------------       ------------
      Total Assets ...............................................      $ 87,219,310       $ 87,706,891
                                                                        ============       ============


                            LIABILITIES, PREFERRED STOCK
                          AND COMMON STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable ...............................................      $  2,802,265       $  2,743,971
  Accrued Salaries, Wages and Payroll Taxes ......................         1,466,403          1,408,552
  Refundable Deposits ............................................         1,740,887          1,571,028
  Other Accrued Expenses .........................................           701,161            567,206
  Current Portion of Long-Term Debt ..............................           450,000            450,000
                                                                        ------------       ------------
    Total Current Liabilities ....................................         7,160,716          6,740,757
                                                                        ------------       ------------
Long-Term Debt, Net of Current Portion ...........................         7,200,000          7,425,000
                                                                        ------------       ------------
Deferred Income Taxes ............................................         1,423,513          1,627,067
                                                                        ------------       ------------
Convertible Redeemable Preferred Stock ...........................        16,077,255         16,055,055
                                                                        ------------       ------------
Common Stockholders' Equity:
  Common Stock, Par Value $0.005 per Share, Authorized, 50,000,000
    Shares; Issued and Outstanding, 7,643,786 Shares in 2000 and
    7,687,786 in 1999 ............................................            38,219             38,439
  Additional Paid-In Capital .....................................        56,923,851         56,989,631
  Accumulated Deficit ............................................        (1,604,244)        (1,169,058)
                                                                        ------------       ------------
      Total Common Stockholders' Equity ..........................        55,357,826         55,859,012
                                                                        ------------       ------------
        Total Liabilities, Preferred Stock and
          Common Stockholders' Equity ............................      $ 87,219,310       $ 87,706,891
                                                                        ============       ============


                             See Accompanying Notes

                        REDHOOK ALE BREWERY, INCORPORATED

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                     THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                    ----------------------------       -------------------------------
                                                      2000             1999                2000              1999
                                                    -----------      -----------       ------------       ------------
Sales ........................................      $10,407,707      $ 9,308,704       $ 18,564,181       $ 16,983,600
Less Excise Taxes ............................          984,131          865,458          1,748,946          1,568,105
                                                    -----------      -----------       ------------       ------------
Net Sales ....................................        9,423,576        8,443,246         16,815,235         15,415,495
Cost of Sales ................................        6,506,026        5,785,682         11,933,760         10,885,751
                                                    -----------      -----------       ------------       ------------
Gross Profit .................................        2,917,550        2,657,564          4,881,475          4,529,744
Selling, General and Administrative Expenses..        2,706,527        3,084,414          5,348,660          5,256,833
                                                    -----------      -----------       ------------       ------------
Operating Income (Loss) ......................          211,023         (426,850)          (467,185)          (727,089)
Interest Expense .............................          147,900          127,679            288,444            258,097
Other Income -- Net ..........................           85,016           47,623            148,297             83,368
                                                    -----------      -----------       ------------       ------------
Income (Loss) before Income Taxes ............          148,139         (506,906)          (607,332)          (901,818)
Income Tax Expense (Benefit) .................           58,737         (177,425)          (194,346)          (315,645)
                                                    -----------      -----------       ------------       ------------
Net Income (Loss) ............................      $    89,402      $  (329,481)      $   (412,986)      $   (586,173)
                                                    ===========      ===========       ============       ============
Basic Earnings (Loss) per Share ..............      $      0.01      $     (0.04)      $      (0.05)      $      (0.08)
                                                    ===========      ===========       ============       ============
Diluted Earnings (Loss) per Share ............      $      0.01      $     (0.04)      $      (0.05)      $      (0.08)
                                                    ===========      ===========       ============       ============



                             See Accompanying Notes

                       REDHOOK ALE BREWERY, INCORPORATED

                            STATEMENTS OF CASH FLOWS

                                  (Unaudited)


                                                           SIX MONTHS ENDED JUNE 30,
                                                         ----------------------------
                                                             2000             1999
                                                         -----------      -----------
OPERATING ACTIVITIES
Net Loss ...........................................     $  (412,986)     $  (586,173)
Adjustments to Reconcile Net Loss to Net Cash
  Provided by Operating Activities:
    Depreciation and Amortization ..................       1,646,039        1,628,119
    Deferred Income Taxes ..........................        (203,554)        (324,174)
    Net Change in Operating Assets and Liabilities..        (333,307)         878,772
                                                         -----------      -----------
Net Cash Provided by Operating Activities ..........         696,192        1,596,544
                                                         -----------      -----------

INVESTING ACTIVITIES
Expenditures for Fixed Assets ......................        (160,321)        (537,113)
Proceeds from Sale of Assets and Other, Net ........          (1,000)         485,343
                                                         -----------      -----------
Net Cash Used in Investing Activities ..............        (161,321)         (51,770)
                                                         -----------      -----------

FINANCING ACTIVITIES
Principal Payments on Debt .........................        (225,000)        (225,000)
Other, Net .........................................         (66,000)         100,999
                                                         -----------      -----------
Net Cash Used in Financing Activities ..............        (291,000)        (124,001)
                                                         -----------      -----------

Increase in Cash and Cash Equivalents ..............         243,871        1,420,773
Cash and Cash Equivalents:
  Beginning of Period ..............................       5,462,779        3,010,448
                                                         -----------      -----------
  End of Period ....................................     $ 5,706,650      $ 4,431,221
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

    The following table sets forth the computation of basic and diluted earnings
(loss) per common share:

                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                                             JUNE 30,                        JUNE 30,
                                                   --------------------------      ----------------------------
                                                      2000           1999             2000             1999
                                                   ----------     -----------      -----------      -----------
Basic earnings (loss) per share computation:
  Numerator:
    Net income (loss) ........................     $   89,402     $  (329,481)     $  (412,986)     $  (586,173)
                                                   ----------     -----------      -----------      -----------

  Denominator:
    Weighted-average common shares ...........      7,686,335       7,687,687        7,687,061        7,687,587
                                                   ----------     -----------      -----------      -----------
    Basic earnings (loss) per share ..........     $     0.01     $     (0.04)     $     (0.05)     $     (0.08)
                                                   ==========     ===========      ===========      ===========

Diluted earnings (loss) per share computation:
  Numerator:
    Net income (loss) ........................     $   89,402     $  (329,481)     $  (412,986)     $  (586,173)
                                                   ----------     -----------      -----------      -----------

  Denominator:
    Weighted-average common shares ...........      7,686,335       7,687,687        7,687,786        7,687,587
    Effect of dilutive securities:
      Series B convertible preferred stock ...      1,289,872              --               --               --
      Stock Options, Net .....................            110              --               --               --
                                                   ----------     -----------      -----------      -----------
    Denominator for diluted earnings
     (loss) per share ........................      8,976,317       7,687,687        7,687,061        7,687,587
                                                   ----------     -----------      -----------      -----------
      Diluted earnings (loss) per share ......     $     0.01     $     (0.04)     $     (0.05)     $     (0.08)
                                                   ==========     ===========      ===========      ===========

                        REDHOOK ALE BREWERY, INCORPORATED

                                   (Unaudited)


3.  INVENTORIES

    Inventories consist of the following:

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              ------------  ------------
     Finished goods ........................................  $ 1,124,392    $1,059,460
     Raw materials .........................................      712,376       814,106
     Promotional merchandise ...............................      273,715       342,071
     Packaging materials ...................................      166,594       191,160
                                                              ------------  ------------
                                                              $ 2,277,077    $2,406,797
                                                              ============  ============

    Finished goods include beer held in fermentation prior to the filtration and packaging process.

4.  STOCK REPURCHASE PROGRAM

    In May 2000, the Company's Board of Directors approved a common stock repurchase program pursuant to which up to 500,000 shares of its common stock may be acquired in the open market or in block transactions. As of June 30, 2000, the Company had purchased an aggregate of 44,000 shares for $66,000. In July 2000, an additional 27,000 shares were purchased for $40,500.

5.  SUBSEQUENT EVENT

    During July 2000, the Company sold a real estate parcel which was previously used as the Fremont Brewery kegging, storage and shipping facility. The parcel was sold for approximately $1.7 million in cash and the resulting gain of approximately $900,000 will be reflected in the three-month period ending September 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the Company's Financial Statements and Notes thereto included herein.

OVERVIEW

    Since its formation, the Company has focused its business activities on the brewing, marketing and selling of craft beers. For the six months ended June 30, 2000, the Company had gross sales of $18,564,000, an increase of 9.3% from the six months ended June 30, 1999. The Company's sales consist predominantly of sales of beer to third-party distributors and Anheuser-Busch, Inc. ("A-B") through the Distribution Alliance. In addition, the Company derives other revenues primarily from the sale of beer, food, apparel and other retail items in its brewery pubs. The Company is required to pay federal excise taxes on sales of its beer. The excise tax burden on beer sales increases from $7 to $18 per barrel on annual sales over 60,000 barrels and thus, if sales volume fluctuates, federal excise taxes would change as a percentage of sales.

    The Company's sales volume increased 11.2% to 105,200 barrels for the six months ended June 30, 2000, compared to the same period in 1999. In addition to the level of consumer demand in existing markets, the Company's sales are also affected by other factors such as competitive considerations, including the significant number of craft brewers and their promotional pricing and new product introductions as well as increased competition from imported beers. Sales in the craft beer industry generally reflect a degree of seasonality, with the first and fourth quarters historically being the slowest and the rest of the year typically demonstrating stronger sales. The Company has historically operated with little or no backlog, and its ability to predict sales for future periods is limited. Shipments in July 2000 increased approximately 10% from shipments in July 1999.

    Under normal circumstances, the Company generally operates its brewing facilities up to five days per week, two shifts per day. The Company increased its company-wide annual production capacity from approximately 3,000 barrels in 1982 to approximately 350,000 barrels as of June 30, 2000. Production capacity of each facility can be added in phases until the facility reaches its maximum designed production capacity. The decision to add capacity is affected by the availability of capital, construction constraints and anticipated sales in new and existing markets. While the maximum designed capacity for each of the Woodinville and Portsmouth breweries is 250,000 barrels per year, the current production capacity of each is 250,000 and 100,000 barrels per year, respectively. Additional capital expenditures and production personnel will be required to bring the Portsmouth Brewery to its maximum designed capacity.

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

    In January 1998, production at the Fremont Brewery was significantly reduced, and the brewery served as a backup facility to the Woodinville Brewery. During the quarter ended June 30, 1998, the Company analyzed its current and future production capacity requirements and its plans for the Fremont Brewery production assets. Based upon that analysis, the Company decided to permanently curtail the Fremont Brewery operations and sell substantially all of those production assets. In compliance with FASB Statement No. 121, the Fremont production assets were written down to an estimate of their net realizable value in the quarter ended June 30, 1998. During 1999, the Company completed the sale of the equipment for an amount approximately equal to its estimated net realizable value. In July 2000, the Company sold a real estate parcel previously used for the shipping, storage and kegging operations at the Fremont Brewery. The land was sold for approximately $1.7 million and the resulting gain of approximately $900,000 will be reflected in the three-month period ended September 30, 2000.

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

                                                      THREE MONTHS
                                                          ENDED             SIX MONTHS ENDED
                                                        JUNE 30,                 JUNE 30,
                                                    -----------------       -----------------
                                                     2000       1999        2000        1999
                                                    -----       -----       -----       -----
Sales .........................................     110.4%      110.3%      110.4%      110.2%
Less Excise Taxes .............................      10.4        10.3        10.4        10.2
                                                    -----       -----       -----       -----
Net Sales .....................................     100.0       100.0       100.0       100.0
Cost of Sales .................................      69.0        68.5        71.0        70.6
                                                    -----       -----       -----       -----
Gross Profit ..................................      31.0        31.5        29.0        29.4
Selling, General and Administrative Expenses..       28.7        36.5        31.8        34.1
                                                    -----       -----       -----       -----
Operating Income (Loss) .......................       2.3        (5.0)       (2.8)       (4.7)
Interest Income (Expense)--Net ................      (0.8)       (1.0)       (0.8)       (1.2)
                                                    -----       -----       -----       -----
Income (Loss) Before Income Taxes .............       1.5        (6.0)       (3.6)       (5.9)
Provision (Benefit) for Income Taxes ..........       0.6        (2.1)       (1.1)       (2.1)
                                                    -----       -----       -----       -----
Net Income (Loss) .............................       0.9%       (3.9)%      (2.5)%      (3.8)%
                                                    =====       =====       =====       =====


THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

    Sales. Total sales increased 11.8% to $10,408,000 for the three months ended June 30, 2000, compared to $9,309,000 in the comparable 1999 period, resulting from a 14.2% increase in sales volume and an increase in other sales, partially offset by slightly lower average pricing, net of promotional discounts. Total sales volumes for the second quarter of 2000 increased to 58,700 barrels from 51,400 barrels for the same period in 1999. West Coast sales increased 13.9% in the second quarter of 2000, including a 6.0% increase in Washington State, the Company's largest market. Sales other than wholesale beer sales, primarily retail pub revenues totaled $1,082,000 in the three months ended June 30, 2000, compared to $978,000 in the comparable 1999 period. At June 30, 2000 and 1999, the Company's products were distributed in 48 states.

    Excise Taxes. Excise taxes increased to $984,000, or 10.4% of net sales, for the second quarter of 2000, compared to $865,000, or 10.3% of net sales, for the comparable period of 1999.

    Cost of Sales. Cost of sales increased to $6,506,000 for the three months ended June 30, 2000, compared to $5,786,000 in the comparable 1999 period, primarily due to increased sales volumes. The combined utilization rate of maximum designed capacity for the operating breweries was 47.0% and 41.1% for quarters ended June 30, 2000 and 1999, respectively. Cost of sales, as a percentage of net sales, was substantially unchanged at 69.0% for the 2000 period, compared to 68.5% for the 1999 period.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $2,707,000 for the second quarter of 2000 from $3,084,000 for the same period of 1999. As a percentage of net sales, these expenses were 28.7% and 36.5% for the quarters ended June 30, 2000 and 1999, respectively. The decrease is due primarily to the June 1999 impact of initial creative and production costs associated with the advertising campaign in three key markets that began in June 1999.

    Interest Expense. Interest expense increased to $148,000 for the second quarter of 2000, compared to $128,000 for the comparable 1999 period, reflecting higher average interest rates partially offset by the effect of lower outstanding debt.

    Other Income (Expense) -- Net. Other income - net, increased to $85,000 in the 2000 second quarter, compared to $48,000 in the 1999 second quarter. The increase is due to an increase in average balance of interest-bearing deposits and higher interest rates.

    Income Taxes. The Company's effective income tax rate increased to 39.6% for the second quarter of 2000 compared to 35.0% for the second quarter of 1999 and 33.5% for the first quarter of 2000. The effective rate was the result of a change in the estimated annual effective tax rate to 32.0%. The effective income tax rate for the full year 1999 was 33.5%.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

    Sales. Total sales increased 9.3% to $18,564,000 for the six months ended June 30, 2000, compared to $16,984,000 in the comparable 1999 period, resulting from a 11.2% increase in sales volume and an increase in other sales, partially offset by slightly lower average pricing, net of promotional discounts. Sales volumes for the first six months of 2000 increased to 105,200 barrels from 94,600 barrels for the same period in 1999. West Coast sales increased 9.5% in first six months of 2000, including a 6.4% increase in Washington State, the Company's largest market. Sales other than wholesale beer sales, primarily retail pub revenues, totaled $1,917,000 in the six months ended June 30, 2000, compared to $1,679,000 in the comparable 1999 period.

    Excise Taxes. Excise taxes increased to $1,749,000, or 10.4% of net sales, for the first six months 2000, compared to $1,568,000, or 10.2% of net sales, for the comparable period of 1999.

    Cost of Sales. Cost of sales increased to $11,934,000 for six months ended June 30, 2000, compared to $10,886,000 in the comparable 1999 period, primarily due to increased sales volumes. The combined utilization rate of maximum designed capacity for the operating breweries was 42.1% and 37.8% for six months ended June 30, 2000 and 1999, respectively. Cost of sales, as a percentage of net sales, was substantially unchanged at 71.0% for the 2000 period, compared to 70.6% for the 1999 period.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $5,349,000 for the first six months of 2000 from $5,257,000 for the same period of 1999. As a percentage of net sales, these expenses were 31.8% and 34.1% for the six months ended June 30, 2000 and 1999, respectively. The increase is due primarily to the continuation of the advertising campaign in three key markets that began in June 1999, partially offset by cost savings such as office rent and compensation and decreased creative and production costs associated with the advertising campaign.

    Interest Expense. Interest expense increased to $288,000 for the six months of 2000, compared to $258,000 for the comparable 1999 period, reflecting higher average interest rates partially offset by the effect of lower outstanding debt.

    Other Income (Expense) -- Net. Other income - net, increased to $148,000 in 2000, compared to $83,000 in 1999 due to an increase in the average balance of interest-bearing deposits and higher interest rates.

    Income Taxes. The Company's effective income tax rate decreased to 32.0% for the six months ended June 30, 2000, compared to 35.0% for the same period in 1999. The effective income tax rate for the full year 1999 was 33.5%. The lower estimated tax rate is due to lower estimates of the full-year pretax loss, relative to other components of the tax provision calculation, such as the exclusion of a portion of meals and entertainment expenses from tax return deductions.

LIQUIDITY AND CAPITAL RESOURCES

    The Company had $5,707,000 and $5,463,000 of cash and cash equivalents at June 30, 2000 and December 31, 1999, respectively. At June 30, 2000, the Company had working capital of $3,345,000, compared to $2,635,000 at December 31, 1999. The Company's long-term debt as a percentage of total capitalization (long-term debt, preferred stock and common stockholders' equity) was 9.7% and 9.9% as of June 30, 2000 and December 31, 1999, respectively. Cash provided by operating activities totaled $696,000 and $1,597,000 for the six months ended June 30, 2000 and 1999, respectively. The decrease in operating cash flow in the six months ended June 30, 2000, was due to the timing of the collection of accounts receivable and payment of accounts payable in December 1999. The 1999 cash flow amount includes the collection of an income tax receivable of approximately $500,000.

    On June 5, 1997, the Company converted the $9 million outstanding balance of its secured bank facility (the "Secured Facility") to a five-year term loan with a 20-year amortization schedule. As of June 30, 2000, there was $7.65 million outstanding on the Secured Facility, and the Company's one-month LIBOR-based borrowing rate was approximately 7.98%. In addition, the Company has a $10 million revolving credit facility (the "Revolving Facility") with the same bank through July 1, 2001, and as of June 30, 2000, there were no borrowings outstanding on this facility. The Secured Facility and the Revolving Facility are secured by substantially all of the Company's assets. Interest accrues at a variable rate based on the London Inter Bank Offered Rate ("LIBOR"), plus 1.25% to 2.00% for the Secured Facility depending on the Company's debt-to-tangible net worth ratio. The interest rate for the Revolving Facility is the applicable LIBOR plus 1.00% to 2.00%, depending on the Company's debt service-to-cash flow ratio. The Company can fix the rate for up to twelve months by selecting LIBOR for one- to twelve-month periods as a base.

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

    Capital expenditures for the first six months of 2000 totaled $160,000. Capital expenditures for the full year 2000 are expected to total approximately $750,000.

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

    Effect of Competition on Future Sales. The domestic market in which the Company's craft beers are sold is highly competitive due to the proliferation of small craft brewers, including contract brewers, the increase in the number of products offered by such brewers, increased competition from imported beers and the introduction of fuller-flavored products by major national brewers. The Company's revenue growth rate began to slow in late 1996, and sales volume declined between 2.3% and 5.7% during 1997, 1998 and 1999, due primarily to slower sales in the highly competitive draft beer market. If negative sales trends were to continue, the Company's future sales and results of operations would be adversely affected. Sales volumes during the quarters ended September 30, 1999, December 31, 1999, March 31, 2000 and June 30, 2000 increased from 5.8% to 14.2% compared to corresponding prior year periods. The Company has historically operated with little or no backlog and, therefore, its ability to predict sales for future periods is limited.

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

    Advertising and Promotional Costs. Prior to June 1999 the Company had done very limited advertising. Based upon market and competitive considerations, the Company determined that a significant increase in such spending was appropriate. Accordingly, in June 1999 the Company began a brand investment program that significantly increased advertising and related costs. The increased advertising investment continued in the first six months of 2000 and is expected to continue for the foreseeable future with the objective of establishing or maintaining momentum towards capturing a larger share of the fragmented craft beer market. This increased spending has significantly increased the Company's net losses and decreased its stockholders' equity. In addition, market and competitive considerations could require an increase in other promotional costs associated with developing existing and new markets.

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

    Dependence on Third-Party Distributors. The Company relies heavily on third-party distributors for the sale of its products to retailers. The Company's most significant non-Alliance wholesaler, K&L Distributors, Inc., an A-B affiliated wholesaler in the Seattle area, accounted for approximately 15% of the Company's sales in the first six months of 2000. Substantially all of the remaining sales volumes are now through the Distribution Alliance to A-B affiliated distributors, most of whom are independent wholesalers. A disruption of wholesalers' or A-B's ability to distribute products efficiently due to any significant operational problems, such as wide-spread labor union strikes, or the loss of K&L Distributors as a customer, or the termination of the Distribution Alliance could have a material adverse impact on the Company's sales and results of operations.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company does not have any derivative financial instruments as of June 30, 2000. However, the Company is exposed to interest rate risk. The Company's long-term debt bears interest at a rate that is tied to a variable rate. Information pertaining to the Company's debt balance and terms is set forth above in this Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations."


PART II.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on May 23, 2000. The following matters were voted upon by the shareholders with the results as follows:

     (1) The following persons were nominated by the Board of Directors and each was elected to serve as a director until the next Annual Meeting of Shareholders or until his or her earlier retirement, resignation or removal: Paul S. Shipman, M. Colleen Beckemeyer, John T. Carleton, Frank H. Clement, Jerry D. Jones, Anthony J. Short, Walter F. Walker and Dennis P. Weston.

     The number of votes cast for or withheld for each director nominee was as follows:

         NOMINEE                         FOR                 WITHHELD
         Paul S. Shipman              8,178,197               371,066
         M. Colleen Beckemeyer        8,172,046               377,217
         John T. Carleton             8,178,112               371,151
         Frank H. Clement             8,178,242               371,021
         Jerry D. Jones               8,364,825               184,438
         Anthony J. Short             8,174,579               374,684
         Walter F. Walker             8,177,012               372,251
         Dennis P. Weston             8,179,144               370,119

     (2) The shareholders voted 8,499,082 shares in the affirmative, 24,566 shares in the negative and 25,615 shares abstained to ratify the appointment of Ernst & Young LLP, as independent auditors for the Company's year ending December 31, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

    The following exhibits are filed as part of this report.

       27      Financial Data Schedule for the six months ended June 30, 2000.

(b) REPORTS ON FORM 8-K

    None were filed during the quarter ended June 30, 2000.


ITEMS 1, 2, 3 AND 5 OF PART II ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on August 8, 2000.


                                        REDHOOK ALE BREWERY, INCORPORATED


                                        BY:   /s/  Bradley A. Berg
                                           -----------------------------------
                                              Bradley A. Berg
                                              Executive Vice President and
                                              Chief Financial Officer


                                         BY:   /s/  Anne M. Mueller
                                            -----------------------------------
                                               Anne M. Mueller
                                               Controller and Treasurer,
                                               Principal Accounting Officer


DATE: August 8, 2000