Form 10-Q
period 2000-09-30
REDHOOK ALE BREWERY INC
filed 2000-11-13
CIK 892222

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Common stock, par value $.005 per share: 7,588,786 shares outstanding as of
                               October 31, 2000.

                    Page 1 of 15 sequentially numbered pages

================================================================================

                        REDHOOK ALE BREWERY, INCORPORATED

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----
PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial
          Statements

            Balance Sheets
               September 30, 2000 and December 31, 1999 .....................    3

            Statements of Operations
               Three Months Ended September 30, 2000 and 1999
               and Nine Months Ended September 30, 2000 and 1999.............    4

            Statements of Cash Flows
               Nine Months Ended September 30, 2000 and 1999.................    5

            Notes to Financial Statements....................................    6

ITEM 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations .......................................    8

PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K...................................   14

                        REDHOOK ALE BREWERY, INCORPORATED

                                 BALANCE SHEETS

                                                                       SEPTEMBER 30,      DECEMBER 31,
                                                                           2000               1999
                                                                       ------------       ------------
                                                                       (Unaudited)
                                     ASSETS
Current Assets:
  Cash and Cash Equivalents .....................................      $  8,115,667       $  5,462,779
  Accounts Receivable ...........................................         1,924,270          1,174,853
  Inventories ...................................................         2,745,543          2,406,797
  Other .........................................................           313,065            331,481
                                                                       ------------       ------------
    Total Current Assets ........................................        13,098,545          9,375,910
Fixed Assets, Net ...............................................        74,682,976         77,739,550
Other Assets ....................................................           443,623            591,431
                                                                       ------------       ------------

      Total Assets ..............................................      $ 88,225,144       $ 87,706,891
                                                                       ============       ============

                    LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable ..............................................      $  3,042,149       $  2,743,971
  Accrued Salaries, Wages and Payroll Taxes .....................         1,516,834          1,408,552
  Refundable Deposits ...........................................         1,772,419          1,571,028
  Other Accrued Expenses ........................................           721,049            567,206
  Current Portion of Long-Term Debt .............................           450,000            450,000
                                                                       ------------       ------------
    Total Current Liabilities ...................................         7,502,451          6,740,757
                                                                       ------------       ------------
Long-Term Debt, Net of Current Portion ..........................         7,087,500          7,425,000
                                                                       ------------       ------------
Deferred Income Taxes ...........................................         1,722,276          1,627,067
                                                                       ------------       ------------
Convertible Redeemable Preferred Stock ..........................        16,088,355         16,055,055
                                                                       ------------       ------------
Common Stockholders' Equity:
  Common Stock, Par Value $0.005 per Share, Authorized, 50,000,000
    Shares; Issued and Outstanding, 7,611,586 Shares in 2000 and
    7,687,786 in 1999 ...........................................            38,058             38,439
  Additional Paid-In Capital ....................................        56,875,387         56,989,631
  Accumulated Deficit ...........................................        (1,088,883)        (1,169,058)
                                                                       ------------       ------------
      Total Common Stockholders' Equity .........................        55,824,562         55,859,012
                                                                       ------------       ------------
        Total Liabilities, Preferred Stock and
          Common Stockholders' Equity ...........................      $ 88,225,144       $ 87,706,891
                                                                       ============       ============

                             See Accompanying Notes

                        REDHOOK ALE BREWERY, INCORPORATED

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                  THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                  -------------------------------       -------------------------------
                                                      2000               1999               2000               1999
                                                  ------------       ------------       ------------       ------------
Sales ........................................    $ 10,312,808       $  9,622,583       $ 28,876,989       $ 26,606,183
Less Excise Taxes ............................         922,373            893,217          2,671,319          2,461,322
                                                  ------------       ------------       ------------       ------------
Net Sales ....................................       9,390,435          8,729,366         26,205,670         24,144,861
Cost of Sales ................................       6,387,531          5,850,494         18,321,291         16,736,245
                                                  ------------       ------------       ------------       ------------
Gross Profit .................................       3,002,904          2,878,872          7,884,379          7,408,616
Selling, General and Administrative Expenses..       3,160,291          3,057,387          8,508,951          8,314,220
                                                  ------------       ------------       ------------       ------------
Operating Income (Loss) ......................        (157,387)          (178,515)          (624,572)          (905,604)
Interest Expense .............................         153,402            133,430            441,846            391,527
Other Income (Expense)-- Net .................       1,143,147           (195,369)         1,291,444           (112,001)
                                                  ------------       ------------       ------------       ------------
Income (Loss) before Income Taxes ............         832,358           (507,314)           225,026         (1,409,132)
Income Tax Expense (Benefit) .................         305,897           (177,560)           111,551           (493,205)
                                                  ------------       ------------       ------------       ------------
Net Income (Loss) ............................    $    526,461       $   (329,754)      $    113,475       $   (915,927)
                                                  ============       ============       ============       ============
Basic Earnings (Loss) per Share ..............    $       0.07       $      (0.04)      $       0.01       $      (0.12)
                                                  ============       ============       ============       ============
Diluted Earnings (Loss) per Share ............    $       0.06       $      (0.04)      $       0.01       $      (0.12)
                                                  ============       ============       ============       ============

                             See Accompanying Notes

                        REDHOOK ALE BREWERY, INCORPORATED

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                           --------------------------------
                                                               2000                 1999
                                                           -----------          -----------
OPERATING ACTIVITIES
Net Income (Loss) ..................................       $   113,475          $  (915,927)
Adjustments to Reconcile Net Loss to Net Cash
  Provided by Operating Activities:
    Depreciation and Amortization ..................         2,469,595            2,446,928
    (Gain) Loss on Disposal of Fixed Assets ........          (908,483)             260,000
    Deferred Income Taxes ..........................            95,209             (505,378)
    Net Change in Operating Assets and Liabilities..          (147,803)             924,711
                                                           -----------          -----------
Net Cash Provided by Operating Activities ..........         1,621,993            2,210,334
                                                           -----------          -----------
INVESTING ACTIVITIES
Expenditures for Fixed Assets ......................          (209,518)            (769,320)
Proceeds from Sale of Assets and Other, Net ........         1,692,538              848,481
                                                           -----------          -----------
Net Cash Provided by Investing Activities ..........         1,483,020               79,161
                                                           -----------          -----------
FINANCING ACTIVITIES
Principal Payments on Debt .........................          (337,500)            (337,500)
Other, Net .........................................          (114,625)             100,999
                                                           -----------          -----------
Net Cash Used in Financing Activities ..............          (452,125)            (236,501)
                                                           -----------          -----------
Increase in Cash and Cash Equivalents ..............         2,652,888            2,052,994
Cash and Cash Equivalents:
  Beginning of Period ..............................         5,462,779            3,010,448
                                                           -----------          -----------
  End of Period ....................................       $ 8,115,667          $ 5,063,442
                                                           ===========          ===========

                             See Accompanying Notes

                        REDHOOK ALE BREWERY, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION

       The accompanying financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K. The accompanying financial statements of Redhook Ale Brewery, Incorporated (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements are unaudited and condensed, and do not contain all of the information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all material adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company, for the periods presented, have been made. All such adjustments were of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results of operations for the full year.

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

       The following table sets forth the computation of basic and diluted earnings (loss) per common share:

                                                             THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                SEPTEMBER 30,                            SEPTEMBER 30,
                                                       -------------------------------          -------------------------------
                                                          2000                1999                  2000               1999
                                                       -----------         -----------          -----------         -----------
Basic earnings (loss) per share computation:

  Numerator:
    Net income (loss) ........................         $   526,461         $  (329,754)         $   113,475         $  (915,927)
                                                       -----------         -----------          -----------         -----------
  Denominator:
    Weighted-average common shares ...........           7,618,243           7,687,786            7,663,954           7,687,654
                                                       -----------         -----------          -----------         -----------
        Basic earnings (loss) per
          share ..............................         $      0.07         $     (0.04)         $      0.01         $     (0.12)
                                                       ===========         ===========          ===========         ===========
Diluted earnings (loss) per share computation:

  Numerator:
    Net income (loss) ........................         $   526,461         $  (329,754)         $   113,475         $  (915,927)
                                                       -----------         -----------          -----------         -----------
  Denominator:
    Weighted-average common shares ...........           7,618,243           7,687,786            7,663,954           7,687,654
    Effect of dilutive securities:
        Series B convertible
          preferred stock ....................           1,289,872                  --            1,289,872                  --
        Stock Options, Net ...................               2,827                  --                3,295                  --
                                                       -----------         -----------          -----------         -----------
   Denominator for diluted earnings (loss)
       per share .............................           8,910,942           7,687,786            8,957,121           7,687,654
                                                       -----------         -----------          -----------         -----------
          Diluted earnings (loss)
               per share .....................         $      0.06         $     (0.04)         $      0.01         $     (0.12)
                                                       ===========         ===========          ===========         ===========

                        REDHOOK ALE BREWERY, INCORPORATED

                                   (Unaudited)

3. INVENTORIES

       Inventories consist of the following:

                                                SEPTEMBER 30,      DECEMBER 31,
                                                    2000               1999
                                                -------------      ------------
Finished goods .........................         $1,328,603         $1,059,460
Raw materials ..........................            844,994            814,106
Promotional merchandise ................            365,271            342,071
Packaging materials ....................            206,675            191,160
                                                 ----------         ----------
                                                 $2,745,543         $2,406,797
                                                 ==========         ==========

       Finished goods include beer held in fermentation prior to the filtration and packaging process.

4. STOCK REPURCHASE PROGRAM

       In May 2000, the Company's Board of Directors approved a common stock repurchase program pursuant to which up to 500,000 shares of its common stock may be acquired in the open market or in block transactions. The Company has purchased an aggregate of 99,000 shares for $152,000 during the period May 2000 through October 2000.

5. SURPLUS REAL ESTATE SALE

       During July 2000, the Company sold a real estate parcel which was previously used as the Fremont Brewery keg filling, storage and shipping facility. The parcel was sold for approximately $1.7 million in cash and the resulting gain of approximately $1.0 million is reflected in Other Income (Expense) - Net in the statements of operations for the three months and nine months ended September 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's Financial Statements and Notes thereto included herein.

OVERVIEW

     Since its formation, the Company has focused its business activities on the brewing, marketing and selling of craft beers. For the nine months ended September 30, 2000, the Company had gross sales of $28,877,000, an increase of 8.5% from the nine months ended September 30, 1999. The Company's sales consist predominantly of sales of beer to third-party distributors and Anheuser-Busch, Inc. ("A-B") through the Distribution Alliance. In addition, the Company derives other revenues primarily from the sale of beer, food, apparel and other retail items in its brewery pubs. The Company is required to pay federal excise taxes on sales of its beer. The excise tax burden on beer sales increases from $7 to $18 per barrel on annual sales over 60,000 barrels and thus, if sales volume fluctuates, federal excise taxes would change as a percentage of sales.

     The Company's sales volume increased 9.4% to 162,000 barrels for the nine months ended September 30, 2000, compared to the same period in 1999. In addition to the level of consumer demand in existing markets, the Company's sales are also affected by other factors such as competitive considerations, including the significant number of craft brewers and their promotional pricing and new product introductions as well as increased competition from imported beers. Sales in the craft beer industry generally reflect a degree of seasonality, with the first and fourth quarters historically being the slowest and the rest of the year typically demonstrating stronger sales. The Company has historically operated with little or no backlog, and its ability to predict sales for future periods is limited.

     Under normal circumstances, the Company generally operates its brewing facilities up to five days per week, two shifts per day. The Company increased its company-wide annual production capacity from approximately 3,000 barrels in 1982 to approximately 350,000 barrels as of September 30, 2000. Production capacity of each facility can be added in phases until the facility reaches its maximum designed production capacity. The decision to add capacity is affected by the availability of capital, construction constraints and anticipated sales in new and existing markets. While the maximum designed capacity for each of the Woodinville and Portsmouth breweries is 250,000 barrels per year, the current production capacity is 250,000 and 100,000 barrels per year, respectively. Additional capital expenditures and production personnel would be required to bring the Portsmouth Brewery to its maximum designed capacity.

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

     In January 1998, production at the Fremont Brewery was significantly reduced, and the brewery served as a backup facility to the Woodinville Brewery. During the quarter ended June 30, 1998, the Company analyzed its current and future production capacity requirements and its plans for the Fremont Brewery production assets. Based upon that analysis, the Company decided to permanently curtail the Fremont Brewery operations and sell substantially all of those production assets. In compliance with FASB Statement No. 121, the Fremont production assets were written down to an estimate of their net realizable value in the quarter ended June 30, 1998. During 1999, the Company completed the sale of the equipment for an amount approximately equal to its estimated net realizable value. During July 2000, the Company sold a real estate parcel which was previously used as the Fremont Brewery keg filling, storage and shipping facility. The parcel was sold for approximately $1.7 million in cash and the resulting gain of approximately $1.0 million is reflected in Other Income (Expense) - Net in the statements of operations for the three months and nine months ended September 30, 2000.

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

                                                           THREE MONTHS ENDED      NINE MONTHS ENDED
                                                              SEPTEMBER 30,          SEPTEMBER 30,
                                                           ------------------      ------------------
                                                            2000        1999        2000        1999
                                                           ------      ------      ------      ------
Sales .................................................     109.8%      110.2%      110.2%      110.2%
Less Excise Taxes .....................................       9.8        10.2        10.2        10.2
                                                           ------      ------      ------      ------
Net Sales .............................................     100.0       100.0       100.0       100.0
Cost of Sales .........................................      68.0        67.0        69.9        69.3
                                                           ------      ------      ------      ------
Gross Profit ..........................................      32.0        33.0        30.1        30.7
Selling, General and Administrative Expenses ..........      33.7        35.0        32.5        34.4
                                                           ------      ------      ------      ------
Operating Income (Loss) ...............................      (1.7)       (2.0)       (2.4)       (3.7)
Interest and Other Income (Expense) -- Net ............      10.6        (3.8)        3.2        (2.1)
                                                           ------      ------      ------      ------
Income (Loss) Before Income Taxes .....................       8.9        (5.8)        0.8        (5.8)
Provision (Benefit) for Income Taxes ..................       3.3        (2.0)        0.4        (2.0)
                                                           ------      ------      ------      ------
Net Income (Loss) .....................................       5.6%       (3.8)%       0.4%       (3.8)%
                                                           ======      ======      ======      ======

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

     Sales. Total sales increased 7.2% to $10,313,000 for the three months ended September 30, 2000, compared to $9,623,000 in the comparable 1999 period, resulting from a 6.4% increase in sales volume and an increase in other sales, partially offset by slightly lower average pricing, net of promotional discounts. Total sales volumes for the third quarter of 2000 increased to 56,900 barrels from 53,500 barrels for the same period in 1999. West Coast sales remained flat in the third quarter of 2000, including a 4.3% increase in Washington State, the Company's largest market. Sales other than wholesale beer sales, primarily retail pub revenues totaled $1,306,000 in the three months ended September 30, 2000, compared to $1,211,000 in the comparable 1999 period. At September 30, 2000 and 1999, the Company's products were distributed in 48 states.

     Excise Taxes. Excise taxes were $922,000, or 9.8% of net sales, for the third quarter of 2000, compared to $893,000, or 10.2% of net sales, for the comparable period of 1999. In September 2000, a change in Washington State regulations required that beer taxes previously paid by Washington brewers now be paid by Washington distributors. As a result, sales and excise taxes decreased as a percentage of net sales.

     Cost of Sales. Cost of sales increased to $6,388,000 for the three months ended September 30, 2000, compared to $5,850,000 in the comparable 1999 period, primarily due to increased sales volumes. The combined utilization rate of maximum designed capacity for the operating breweries was 45.5% and 42.8% for quarters ended September 30, 2000 and 1999, respectively. Cost of sales, as a percentage of net sales, was substantially unchanged at 68.0% for the 2000 period, compared to 67.0% for the 1999 period.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $3,160,000 for the third quarter of 2000 from $3,057,000 for the same period of 1999. As a percentage of net sales, these expenses were 33.7% and 35.0% for the quarters ended September 30, 2000 and 1999, respectively.

     Interest Expense. Interest expense increased to $153,000 for the third quarter of 2000, compared to $133,000 for the comparable 1999 period, reflecting higher average interest rates partially offset by the effect of lower outstanding debt.

     Other Income (Expense) -- Net. Other income (expense) - net, increased to $1,143,000 income in the 2000 third quarter, compared to $(195,000) expense in the 1999 third quarter. The 2000 period includes a gain of approximately $1.0 million resulting from the sale of a real estate parcel which was previously used as the Fremont Brewery keg filling, storage and shipping facility. The 1999 period includes a non-cash loss of $260,000 related to the exchange of some one-half barrel kegs for new one-sixth barrel kegs.

     Income Taxes. The Company's effective income tax rate increased to 36.7% for the third quarter of 2000 compared to 35.0% for the third quarter of 1999 due to the effect of the real estate sale. The effective income tax rate for the full year 1999 was 33.5%.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

     Sales. Total sales increased 8.5% to $28,877,000 for the nine months ended September 30, 2000, compared to $26,606,000 in the comparable 1999 period, resulting from a 9.4% increase in sales volume and an increase in other sales, partially offset by slightly lower average pricing, net of promotional discounts. Sales volumes for the first nine months of 2000 increased to 162,000 barrels from 148,100 barrels for the same period in 1999. West Coast sales increased 6.0% in first nine months of 2000, including a 5.6% increase in Washington State, the Company's largest market. Sales other than wholesale beer sales, primarily retail pub revenues, totaled $3,223,000 in the nine months ended September 30, 2000, compared to $2,890,000 in the comparable 1999 period.

     Excise Taxes. Excise taxes increased to $2,671,000, or 10.2% of net sales, for the first nine months 2000, compared to $2,461,000, or 10.2% of net sales, for the comparable period of 1999.

     Cost of Sales. Cost of sales increased to $18,321,000 for nine months ended September 30, 2000, compared to $16,736,000 in the comparable 1999 period, primarily due to increased sales volumes. The combined utilization rate of maximum designed capacity for the operating breweries was 43.2% and 39.5% for nine months ended September 30, 2000 and 1999, respectively. Cost of sales, as a percentage of net sales, was substantially unchanged at 69.9% for the 2000 period, compared to 69.3% for the 1999 period.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $8,509,000 for the first nine months of 2000 from $8,314,000 for the same period of 1999. As a percentage of net sales, these expenses were 32.5% and 34.4% for the nine months ended September 30, 2000 and 1999, respectively. The increase is due primarily to the continuation of the advertising campaign in three key markets that began in June 1999, partially offset by decreased creative and production costs associated with the advertising campaign.

     Interest Expense. Interest expense increased to $442,000 for the nine months of 2000, compared to $392,000 for the comparable 1999 period, reflecting higher average interest rates partially offset by the effect of lower outstanding debt.

     Other Income (Expense) -- Net. Other income (expense) - net, increased to $1,291,000 income in 2000, compared to $(112,000) expense in 1999. The 2000 period includes a gain of approximately $1.0 million resulting from the sale of a real estate parcel which was previously used as the Fremont Brewery keg filling, storage and shipping facility. The 1999 period includes a non-cash loss of $260,000 related to the exchange of some one-half barrel kegs for new one-sixth barrel kegs.

     Income Taxes. The Company's effective income tax rate increased to 49.6% for the nine months ended September 30, 2000, compared to 35.0% for the same period in 1999 due to the effect of the real estate sale. The effective income tax rate for the full year 1999 was 33.5%.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had $8,116,000 and $5,463,000 of cash and cash equivalents at September 30, 2000 and December 31, 1999, respectively. At September 30, 2000, the Company had working capital of $5,596,000, compared to $2,635,000 at December 31, 1999. The Company's long-term debt as a percentage of total capitalization (long-term debt, convertible redeemable preferred stock and common stockholders' equity) was 9.5% and 9.9% as of September 30, 2000 and December 31, 1999, respectively. Cash provided by operating activities totaled $1,622,000 and $2,210,000 for the nine months ended September 30, 2000 and 1999, respectively. The decrease in operating cash flow in the nine months ended September 30, 2000, was due to the timing of the collection of accounts receivable and payment of accounts payable in December 1999. The 1999 cash flow amount includes the collection of an income tax receivable of approximately $500,000.

     On June 5, 1997, the Company converted the $9 million outstanding balance of its secured bank facility (the "Secured Facility") to a five-year term loan with a 20-year amortization schedule. As of September 30, 2000, there was $7.54 million outstanding on the Secured Facility, and the Company's one-month LIBOR-based borrowing rate was approximately 7.94%. In addition, the Company has a $10 million revolving credit facility (the "Revolving Facility") with the same bank through July 1, 2002, and as of September 30, 2000, there were no borrowings outstanding on this facility. The Secured Facility and the Revolving Facility are secured by substantially all of the Company's assets. Interest accrues at a variable rate based on the London Inter Bank Offered Rate ("LIBOR"), plus 1.25% to 2.00% for the Secured Facility depending on the Company's debt-to-tangible net worth ratio. The interest rate for the Revolving Facility is the applicable LIBOR plus 1.00% to 2.00%, depending on the Company's debt service-to-cash flow ratio. The Company can fix the rate for up to twelve months by selecting LIBOR for one- to twelve-month periods as a base.

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

     Capital expenditures for the first nine months of 2000 totaled $210,000. Capital expenditures for the full year 2000 are expected to total approximately $500,000.

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

     Effect of Competition on Future Sales. The domestic market in which the Company's craft beers are sold is highly competitive due to the proliferation of small craft brewers, including contract brewers, the increase in the number of products offered by such brewers, increased competition from imported beers and the introduction of fuller-flavored products by major national brewers. The Company's revenue growth rate began to slow in late 1996, and sales volume declined between 2.3% and 5.7% during the years 1997, 1998 and 1999, due to the highly competitive draft beer market. If the Company were to experience negative sales trends, the Company's future sales and results of operations would be adversely affected. Sales volumes during the quarters ended September 30, 1999, December 31, 1999, March 31, 2000, June 30, 2000 and September 30, 2000,
increased from 5.8% to 14.2% compared to corresponding prior year periods. The Company has historically operated with little or no backlog and, therefore, its ability to predict sales for future periods is limited.

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

     Variability of Gross Margin and Cost of Sales. The Company anticipates that its future gross margins will fluctuate and may decline as a result of many factors, including disproportionate depreciation and other fixed and semivariable operating costs, depending on the level of production at the Company's breweries in relation to maximum designed production capacity. The Company's high level of fixed and semivariable operating costs causes gross margin to be very sensitive to relatively small increases or decreases in sales volume. In addition, other factors affect cost of sales including changes in: shipping costs, availability and prices of raw materials and packaging materials, mix between draft and bottled product sales, the sales mix of various bottled product packages and Federal or state excise taxes. Also, as sales volumes through the Distribution Alliance increase, the alliance fee, and other staging and administrative costs, would increase.

     Advertising and Promotional Costs. Prior to June 1999 the Company had done very limited advertising. Based upon market and competitive considerations, the Company determined that a significant increase in such spending was appropriate. Accordingly, in June 1999 the Company began a brand investment program that significantly increased advertising and related costs. The increased advertising investment continued in the first nine months of 2000 and is expected to continue for the foreseeable future with the objective of establishing or maintaining momentum towards capturing a larger share of the fragmented craft beer market. This increased spending has significantly increased the Company's net losses and decreased its stockholders' equity. In addition, market and competitive considerations could require an increase in other promotional costs associated with developing existing and new markets.

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

     Dependence on Third-Party Distributors. The Company relies heavily on third-party distributors for the sale of its products to retailers. The Company's most significant non-Distribution Alliance wholesaler, K&L Distributors, Inc., an A-B affiliated wholesaler in the Seattle area, accounted for approximately 16% of the Company's sales in the first nine months of 2000. Substantially all of the remaining sales volumes are now through the Distribution Alliance to A-B affiliated distributors, most of whom are independent wholesalers. A disruption of wholesalers' or A-B's ability to distribute products efficiently due to any significant operational problems, such as wide-spread labor union strikes, or the loss of K&L Distributors as a customer, or the termination of the Distribution Alliance could have a material adverse impact on the Company's sales and results of operations.

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

     Effect of Sales Trends on Brewery Efficiency and Operations. During 1997, 1998 and the first half of 1999, the Company's sales volumes declined modestly. Those declines coincided with significantly slower sales growth in the highly competitive craft beer segment. The Company's breweries have been operating at production levels substantially below their actual and maximum designed capacities. Operating breweries at low capacity utilization rates negatively impacts gross margins and operating cash flows generated by the production facilities. In 1998, the Company permanently curtailed production at its Fremont Brewery and wrote the related assets down to their estimated net realizable value. The Company will continue to evaluate whether it expects to recover the costs of its two production facilities over the course of their useful lives.

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

     The Company does not have any derivative financial instruments as of September 30, 2000. The Company has reviewed SFAS 133 and the adoption of SFAS 133 does not have a material impact on its financial position or results of operations. However, the Company is exposed to interest rate risk. The Company's long-term debt bears interest at a rate that is tied to a variable rate. Information pertaining to the Company's debt balance and terms is set forth above in this "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

PART II.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     The following exhibits are filed as part of this report.

         10.27 Employment Agreement between Registrant and David J. Mickelson, dated August 1, 2000

         10.28 Employment Agreement between Registrant and Allen L. Triplett, dated August 1, 2000

         10.29 Employment Agreement between Registrant and Pamela J. Hinckley, dated August 1, 2000

         10.41 Employment Agreement between Registrant and Greg Marquina, dated August 1, 2000

         10.42 Fourth Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and Registrant, dated
                 August 10, 2000

         27      Financial Data Schedule for the nine months ended September 30,
                 2000.

(b)  REPORTS ON FORM 8-K

     None were filed during the quarter ended September 30, 2000.

ITEMS 1, 2, 3, 4 AND 5 OF PART II ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on November 9, 2000.

                                       REDHOOK ALE BREWERY, INCORPORATED

                                          BY: /s/  David J. Mickelson
                                              ----------------------------------
                                                   David J. Mickelson

                                                   Executive Vice President,
                                                   Chief Financial Officer and
                                                   Chief Operating Officer


                                          BY: /s/  Anne M. Mueller
                                              ----------------------------------
                                                   Anne M. Mueller

                                                   Controller and Treasurer,
                                                   Principal Accounting Officer

DATE: November 9, 2000