Form 10-K
period 2000-12-31
REDHOOK ALE BREWERY INC
filed 2001-03-30
CIK 892222

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                         COMMISSION FILE NUMBER 0-26542

                       REDHOOK ALE BREWERY, INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  WASHINGTON                                     91-1141254
           (STATE OF INCORPORATION)               (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

          3400 PHINNEY AVENUE NORTH
             SEATTLE, WASHINGTON                                   98103
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price on March 17, 2001, as reported on Nasdaq, was $8,635,793.(1)

     The number of shares of the registrant's Common Stock outstanding as of March 17, 2001, was 7,141,586.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement relating to the registrant's 2001 Annual Meeting of Stockholders to be held on May 22, 2001, are incorporated by reference into Part III of this Report.
---------------
(1) Excludes shares held of record on that date by directors and executive officers and greater than 10% shareholders of the registrant. Exclusion of such shares should not be construed to indicate that any such person directly or indirectly possesses the power to direct or cause the direction of the management of the policies of the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       REDHOOK ALE BREWERY, INCORPORATED

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                   PART I.
ITEM 1.    Business....................................................    1
ITEM 2.    Properties..................................................   14
ITEM 3.    Legal Proceedings...........................................   15
ITEM 4.    Submission of Matters to a Vote of Security Holders.........   15
ITEM 4A.   Executive Officers of the Company...........................   15

                                  PART II.
ITEM 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................   16
ITEM 6.    Selected Financial Data.....................................   17
ITEM 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................   18
ITEM 7A.   Quantitative and Qualitative Disclosures about Market
             Risk......................................................   24
ITEM 8.    Financial Statements and Supplementary Data.................   25
ITEM 9.    Changes In and Disagreements With Accountants on Accounting
             and Financial Disclosures.................................   43

                                  PART III.
ITEM 10.   Directors and Executive Officers of the Registrant..........   43
ITEM 11.   Executive Compensation......................................   43
ITEM 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................   43
ITEM 13.   Certain Relationships and Related Transactions..............   43

                                  PART IV.
ITEM 14.   Exhibits, Financial Statements and Reports on Form 8-K......   43

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

     The Company currently produces eight styles of beer, marketed under distinct brand names. The Company's flagship brand is Redhook E.S.B., and its other principal products include Redhook India Pale Ale, Redhook Hefe-Weizen, Blackhook Porter, Double Black Stout, and its seasonal offerings Redhook Blonde Ale, Winterhook, and Redhook Nut Brown Ale. In addition to its principal products, the Company periodically develops and markets new products to test and measure consumer response to varying styles and flavors. The Company distributed its products through a network of third-party wholesale distributors and a long-term distribution alliance with Anheuser-Busch, Incorporated ("A-B") (the "Distribution Alliance" or the "Alliance") in 48 states as of December 31, 2000.

INDUSTRY BACKGROUND

     The Company is a leader in the relatively small craft brewing segment of the U.S. brewing industry, which includes regional specialty brewers such as the Company, contract brewers, microbreweries and brewpubs. Craft beers are distinguishable from other domestically-produced beers by their fuller flavor and adherence to traditional European brewing styles. According to industry sources, the market share of the craft beer segment remained flat at approximately 2.9% of total beer sold in the U.S. in 1999 as compared to 1998. The craft beer segment shipped approximately 5.7 million barrels and 5.6 million barrels in 1999 and 1998, respectively, while total beer sold in the US, including imported beer, was approximately 195 million and 192 million during the same years. Although industry information for 2000 is not yet available, the Company believes that the craft beer segment's market share has increased slightly. In contrast, the number of craft brewers in the U.S. has grown dramatically, from 627 at the end of 1994 to approximately 1,490 as of June 2000. As of December 2000, the Company believes that the number of craft brewers is substantially unchanged.

     In the early 1900's, the U.S. brewing industry was comprised of nearly 2,000 breweries, most of which were small operations that produced distinctive beers for local markets. Fewer than 1,000 of these breweries reopened following Prohibition. During the ensuing decades, competition in the beer industry came to focus on a narrowing of product offerings to less distinctive beer styles (principally pale lagers and pilsners): to please the broadest possible segment of the population; for economies of scale; to facilitate mass production techniques; to lower costs and lighten flavor profiles through the use of less barley and more corn, rice and other adjuncts; use of pasteurization processes to prolong shelf-life; and marketing a few major brand names on a national basis, principally through mass-media advertising. As a result of these competitive factors, extensive industry consolidation occurred. Currently, according to industry sources, the four largest domestic brewers account for approximately 85% of domestic beer shipments.

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

BUSINESS STRATEGY

     The Company's principal business objective is to be the leading brewer of craft beers in the United States. Redhook seeks to achieve this objective by expanding penetration in existing markets. The central elements of the Company's business strategy include:

     - Production of High-Quality Craft Beers. The Company is committed to the production of a variety of distinctive, flavorful craft beers. The Company brews its craft beers according to traditional European brewing styles and methods, using only high-quality ingredients and technologically-advanced brewing equipment. The Company does not intend to compete directly in terms of production style, pricing or extensive mass-media advertising with the mass-marketed national brands.

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

     - Strategic Distribution Alliance with Industry Leader. In October 1994, the Company entered into a long-term distribution agreement with A-B, pursuant to which Redhook distributes its products in substantially all of its markets through A-B's wholesale distribution network. A-B's network consists of over 700 wholesale distributors, who are for the most part geographically contiguous and independently owned and operated. The Alliance with A-B enabled the Company to expand its distribution to new markets more quickly and without the delays, costs and potential gaps or overlaps in coverage associated with developing a network of distributors on a piecemeal basis. With the proliferation of craft beer companies, combined with the consolidation trend in the beer distribution business, it is no longer as easy for many brewers to gain access to quality distributors because of limitations on distributors' ability to effectively manage a greater number of brands, as well as the desire of many distributors for higher product quality and consistency, and marketing support. As an independent company, Redhook maintains complete control over the production and marketing of its product.

     - Operation of Regional Brewing Facilities. Management believes that by locating its production facilities in proximity to the key regional markets it serves, the Company is able to enjoy distinct competitive advantages, including shortened delivery times to maximize product freshness, reduced shipping costs, established consumer identification with the Company's brands, and enhanced familiarity with local consumer tastes. If additional capacity is required Redhook may construct additional brewing facilities, in select locations in the United States, with the capability to produce Redhook's principal products, as well as to offer select products to respond to local taste preferences. By pursuing this strategy, Redhook believes that it will be able to preserve its reputation and prestige as a regional craft brewer.

     - Promotion of Products. Prior to June 1999, the Company had done very limited advertising. Based upon market and competitive considerations, the Company determined that a significant increase in such spending was appropriate. Accordingly, in June 1999, the Company began a brand investment program that significantly increased advertising and related costs. The increased advertising investment continued in 2000 and is expected to continue for the foreseeable future with the objective of establishing or maintaining momentum towards capturing a larger share of the fragmented craft beer market. In addition, market and competitive considerations could require an increase in other promotional costs associated with developing existing and new markets. Expenditures for this program totaled $2.4 million and $2.5 million for the years ended December 31, 2000 and 1999, respectively. In addition to the brand investment program, the Company markets its products to distributors, retailers and consumers through a variety of specialized training and promotional methods. The Company actively trains its distributors and retailers in understanding the brewing process, the craft beer segment and Redhook products. Promotional methods include introducing Redhook products on draft in pubs and restaurants, using promotional items including tap handles, glassware and coasters, and participating in local festivals and sports venues to increase brand name recognition. In addition, the Company's prominently located breweries feature pubs and retail outlets and offer guided tours to further increase consumer awareness of Redhook. The Company has historically believed that its training and promotional methods are effective in communicating and educating consumers and are important support to the brand investment program.

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

     The Company presently produces eight principal brands, each with its own distinctive combination of flavor, color and clarity:

     Redhook E.S.B. The Company's flagship brand, Redhook E.S.B., which accounted for approximately 64% of the Company's sales in 2000, is a full, rich, well-rounded, amber-colored ale with a sweet toasted malt flavor balanced by a pleasant floral/herbal liveliness derived from Tettnang hops.

     Redhook India Pale Ale. A premium English pub-style bitter ale, Redhook IPA is pale and aggressively hopped, has a brassy color imparted by caramelized malt, an herbal aroma characteristic of Northwest Cascade hops, and a crisp finish.

     Redhook Hefe-Weizen. This wheat beer is unfiltered and named hefe-weizen, which means "wheat beer with yeast." Leaving the yeast in, instead of filtering it out, accentuates the wheat flavor and adds visual appeal.

     Blackhook Porter. A London-style Porter, Blackhook has an ebony tone, a pleasant "toasted" character produced by highly roasted black barley, and a dark malt flavor suggesting coffee and chocolate, balanced by lively hopping.

     Double Black Stout. A rich, imperial stout using a variety of dark malts creating a big roasty flavor that is rounded out with a touch of honey.

     Redhook Blonde Ale. A delicious, thirst-quenching golden ale. The combination of lightly roasted barley, subtle hops, and a touch of wheat create perfectly balanced and distinctively drinkable ale. Blonde Ale is generally available during the spring and summer months.

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

     In an effort to be responsive to varying consumer style and flavor preferences, the Company also periodically engages in the development and testing of new products. The Company believes that the continued success of craft brewers will be affected by their ability to be innovative and attentive to consumer desires for new and distinctive taste experiences while maintaining consistently high product quality. The Company may also consider producing low-alcohol beer or other low-alcohol or nonalcoholic beverages (such as root beer, fruit beers, craft sodas and ciders). The Company's technologically-advanced breweries allow it to produce small-batch experimental ales within three weeks. These experimental products are periodically developed and typically produced in draft form only for on-premise test marketing at the Company's pubs and selected retail sites. If the initial consumer reception of an experimental brew is sufficiently positive, then its taste and formula are refined, as necessary, and a new Redhook brand may be created. Redhook India Pale Ale, Redhook Nut Brown Ale, and Double Black Stout are examples of products that were developed in this manner. Other such products have included ales such as Barley Wine, Honey Stout, Oatmeal Stout, Scotch Ale and Wit, and lagers such as Marzen and Pilsner.

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

                       [Redhook Ale Brew Process Graphic]

     Brewing Equipment. The Company uses only technologically advanced and highly automated small-batch brewing equipment. The Woodinville Brewery employs a 100-barrel mash tun; lauter tun; wort receiver; wort kettle; whirlpool kettle; five 70,000-pound, one 35,000-pound and two 25,000-pound grain silos; two 100-barrel, fifty-four 200-barrel, and ten 600-barrel fermenters; and two 300-barrel and four 400-barrel bright tanks. The Portsmouth Brewery employs a 100-barrel mash tun; lauter tun; wort receiver; wort kettle; whirlpool kettle; three 70,000-pound and two 35,000-pound grain silos; three 100-barrel and sixteen 400-barrel fermenters; two 200-barrel and two 400-barrel bright tanks; and an anaerobic waste-water treatment facility which completes the process cycle. Both breweries use advanced microfiltration technology, including a diatomaceous earth pad filter to eliminate unwanted yeast and to extend shelf life.

     In early 1998, operations at the Fremont Brewery were terminated, the Fremont production assets were written down to an estimate of their net realizable value. During 1999, the Company completed the sale of the equipment for an amount approximately equal to its estimated net realizable value. See discussion in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     Ingredients and Raw Materials. The Company currently obtains all of its malted barley from multiple suppliers and its premium-quality select hops, grown in the Pacific Northwest, from competitive sources. The Company periodically purchases small lots of European hops, which it uses to achieve a special hop character in certain of its beers. Redhook believes that alternate sources of malted barley and hops are available at competitive prices. In order to ensure the supply of the hop varieties used in its products, the Company enters into supply contracts for its hop requirements. The Company currently cultivates its own Saccharomyces cerevisiae yeast supply. The Company has available to it multiple competitive sources for packing materials, such as bottles, labels, six-pack carriers, crowns and shipping cases.

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

     Prior to establishing the Alliance with A-B, the Company distributed its products regionally through distributors, many of which were A-B affiliated, in eight western states: Washington, California (northern), Oregon, Idaho, Montana, Wyoming, Colorado and Alaska. The Company's most significant non-Alliance wholesaler, K&L Distributors, Inc., an independent A-B distributor responsible for distribution in most of King County, Washington, which includes Seattle, accounted for approximately 16%, 17% and 17% of total sales in 2000, 1999 and 1998, respectively. As of December 31, 2000, the Company had 20 non-Alliance distributors. The Company expects the percentage of sales represented by non-Alliance distributors to continue to decline as the Company expands its sales through the Alliance.

     A-B, whose products accounted for approximately 48% of total domestic beer sales by volume in 2000, distributes its products throughout the United States through a network of over 700 wholesale distributors, which are for the most part geographically contiguous and independently owned and operated. The Company believes that the typical A-B distributor is financially stable and has both a long-standing presence and a substantial market share of beer sales in its territory.

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

     The Company's products were distributed in 48 states at the end of 2000. As of December 31, 2000, the Company had 727 Alliance distributors, accounting for approximately 68% of the Company's sales volume in 2000. In addition, sales to non-Alliance A-B affiliated distributors accounted for 27% of the Company's sales volume in 2000.

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

SALES AND MARKETING

     Based upon market and competitive considerations, in 1999 the Company determined that a significant increase in media advertising was appropriate. Accordingly, in June 1999 the Company began a brand investment program that significantly increased advertising and related costs. The increased advertising investment continued in 2000 and is expected to continue for the foreseeable future with the objective of establishing or maintaining momentum towards capturing a larger share of the fragmented craft beer market. This increased media advertising has significantly increased the Company's selling, general and administrative expenses in 1999 and 2000, leading to increased losses and a reduction in stockholders' equity. In addition, market and competitive considerations could require an increase in other promotional costs associated with developing existing and new markets.

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

     The Company's breweries also play a significant role in increasing consumer awareness of the Company's products and enhancing Redhook's image as a regional brewer. More than 24,000 visitors participated in tours at the Company's breweries in 2000. Each of the Company's breweries has a retail pub on-site where the Company's products are served. In addition, the breweries have meeting rooms that the public can rent for business meetings, parties and holiday events, and that the Company uses to entertain and educate distributors, retailers and the media about the Company's products. See Item 2. "Properties." The Company also sells various items of apparel and memorabilia bearing the Company's trademarks at its pubs, which the Company believes create further awareness of the Company's beers and reinforce the Company's quality image.

     To further promote retail bottled product sales and in response to local competitive conditions, the Company regularly offers "post-offs," or price discounts, to distributors in most of its markets in response to local competitive conditions. Distributors and retailers usually participate in the cost of these price discounts.

COMPETITION

     The domestic market in which the Company's craft beers are sold is highly competitive due to the proliferation of small craft brewers, including contract brewers, the increase in the number of products offered by such brewers and the introduction of fuller-flavored products by major national brewers. The Company competes primarily with other participants in the craft beer segment, producers of imported beers and mass-market national brewers. See "Industry Background." The number of participants and number of different products offered in this segment have increased significantly in recent years, thereby intensifying competition for the bottled product placements and especially for draft beer placements. Competition within the domestic craft beer segment is based on product quality, taste, consistency and freshness; ability to differentiate products; promotional methods and product support; transportation costs; distribution coverage, local appeal and price. A significant portion of the Company's past sales growth has been achieved through increasing sales in the Pacific Northwest region, which the Company believes is one of the most competitive craft beer markets in the United States in terms of number of market participants and consumer awareness. Craft beers represented approximately 9% of total beer sales in Washington during 2000 and the Company believes the market share in Oregon to be comparable. Because of the strong demand for the Company's products in this region, the Company has not historically encountered significant pricing pressures relative to those found in other regions, although regular "post-offs" are offered. In 1999, 1998 and 1997, the sales for the Company, and many of its competitors, declined in Washington State compared to 1996. This trend was reversed as the Company's Washington State 2000 sales volumes increased 7.6% compared to 1999.

     As the Company expanded its distribution network outside the Pacific Northwest region, and as other craft brewers expanded their distribution to the Pacific Northwest, Redhook has encountered increasing competition from microbreweries, other regional specialty brewers such as Sierra Nevada Brewing Company and Anchor Brewing Company, as well as from contract brewers such as Pete's Brewing Company and Boston Beer Company. Although certain of these competitors distribute their products nationally and may have greater financial and other resources than the Company, management believes that the Company possesses certain competitive advantages, including its technologically-advanced, company-owned production facilities and distribution through the Alliance.

     The Company also competes against producers of imported beers, such as Becks, Heineken, Labatts, Modelo (Corona) and Molson. Most of these foreign brewers have significantly more financial and other resources than the Company. Although imported beers currently account for a much greater share of the U.S. beer market than craft beers, the Company believes that regional craft brewers possess certain competitive advantages over some importers, including lower transportation and no importation costs, proximity to and familiarity with local consumers, a higher degree of product freshness, eligibility for lower federal excise taxes and absence of currency fluctuations.

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

     The U.S. federal government currently imposes an excise tax of $18 per barrel on beer sold for consumption in the United States. However, any brewer with production under 2 million barrels per year instead pays federal excise tax in the amount of $7 per barrel on the first 60,000 barrels it sells annually. While the Company is not aware of any plans by the federal government to reduce or eliminate this benefit to small brewers, any such reduction in a material amount could have an adverse effect on the Company. In addition, the Company would lose the benefit of this rate structure if it exceeds the 2 million barrel production threshold. Individual states also impose excise taxes on alcoholic beverages in varying amounts, which have also been subject to change. It is possible that excise taxes will be increased in the future by both the federal government and several states. In addition, increased excise taxes on alcoholic beverages have in the past been considered in connection with various governmental budget-balancing or funding proposals. Any such increases in excise taxes, if enacted, could adversely affect the Company.

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

  A-B Distribution Agreement

     The A-B Distribution Agreement has a stated term of 20 years, but is subject to earlier termination (i) by either party without cause on December 31, 2004, (ii) by either party upon an uncured material breach by the other party of certain provisions of the Series B Preferred Stock, the A-B Investment Agreement, the A-B Distribution Agreement and certain related A-B investment documents, or upon the insolvency of the other party, (iii) by A-B upon (a) acquisition by another large alcoholic beverage competitor of 10% or greater equity ownership of the Company and a seat on the Company's Board of Directors or (b) a deterioration of the Company's financial condition that results from a change in ownership of the Company and materially adversely affects its ability to perform under the A-B Distribution Agreement, or (iv) by A-B following (a) any action by the Company that in A-B's sole determination damages the reputation or image of A-B or the brewing industry (for example, production of a high-alcohol beer, defamation of A-B or its products or contamination of the Company's products, but not poor operating results, an unsuccessful product introduction or competition with A-B's products), (b) any acquisition of, agreement to acquire, or institution of a tender or exchange offer to acquire a percentage of the Company's equity securities equal to or greater than that held by A-B, (c) certain agreements pursuant to which the Company would merge into or consolidate with another corporation or sell substantially all of its assets or certain of its trademarks, or (d) the failure to appoint a successor acceptable to A-B in the event Paul S. Shipman ceases to function as the Company's Chief Executive Officer. The term "Extraordinary Termination" refers to the termination by A-B of the A-B Distribution Agreement for any of the reasons described under clause (iv) above.

     In the event that the A-B Distribution Agreement is terminated on or before December 31, 2004, under the circumstances described in (i), (iii) or (iv) above, or by A-B under the circumstances described in (ii) above, the terms of the Series B Preferred Stock purchased by A-B pursuant to the A-B Investment Agreement (see A-B Investment Agreement below) require the mandatory redemption of the Series B Preferred Stock on December 31, 2004, at a redemption price equal to $12.61 per share (approximately $16.3 million in the aggregate), plus an amount equal to accumulated and unpaid dividends thereon, from legally available funds.

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

EMPLOYEES

     At December 31, 2000, the Company had 192 employees, including 56 in production, 78 in the pubs, 45 in sales and marketing, and 13 in administration. Of these, 1 in production, 44 in the pubs and 8 in sales and marketing are part-time employees. The Company believes its relations with its employees to be good.

ITEM 2. PROPERTIES

     The Company currently operates two technologically-advanced, highly automated small-batch breweries, one in the Seattle suburb of Woodinville, Washington and the other in Portsmouth, New Hampshire. See Notes 3, 4 and 10 of the Notes to Financial Statements included elsewhere herein.

     The Fremont Brewery. In June 1987, the Company leased the historic Fremont brewery building and hired German brewery engineers to design and install a brewery to meet its special requirements. Production began in 1989 with an annual capacity of approximately 30,000 barrels. As the result of further expansion that included construction of a kegging and warehousing facility, capacity increased in stages to approximately 75,000 barrels per year by 1993. In January 1998, production at the Fremont Brewery was significantly reduced and the brewery served as a backup facility to the Woodinville Brewery. During the quarter ended June 30, 1998, the Company analyzed its current and future production capacity requirements and its plans for the Fremont Brewery production assets. Based upon that analysis, the Company decided to permanently curtail the Fremont Brewery operations and sell substantially all of those production assets. In compliance with Financial Accounting Standards Board ("FASB") Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("Statement 121"), the Fremont production assets were written down to an estimate of their net realizable value in the quarter ended June 30, 1998. The write-down was recorded through a non-cash valuation provision totaling $5.2 million. The special valuation provision, net of the related income tax benefit, totaled $3.4 million. The Company leases the brewery building, which covers approximately 26,000 square feet. The brewery building is currently occupied by the Trolleyman pub and the Company's corporate offices. The lease expires in October 2002, unless the five-year extension option is exercised. The Company previously leased approximately 7,600 square feet of adjacent office space under a lease that originally expired in 2001. During 1998, the Company exercised its option to terminate that lease and moved its corporate offices into the Fremont Brewery building. Adjacent to the Fremont Brewery, the Company owned a warehousing facility and land, which was used as the keg filling, storage and shipping facility prior to curtailing the Fremont Brewery operations. In July 2000, the Company sold the real estate parcel for approximately $1.7 million in cash and recorded a gain of approximately $1.0 million for the quarter ended September 30, 2000.

     The Woodinville Brewery. In 1993, the Company acquired approximately 22 acres (17 of which are developable) in Woodinville, Washington, a suburb of Seattle, to build a second brewery and packaging facility. The site is across the street from the Chateau Ste. Michelle Winery, next to the Corus Brands Winery and visible from a popular bicycle path. The Woodinville Brewery is housed in an approximately 88,000 square-foot building that currently includes a 100-barrel brewhouse, fermentation cellars, filter rooms, grain storage silos, a bottling line, dry storage, a cooler, a water pre-treatment system and loading docks. This building also includes a retail merchandise outlet and the Forecasters Public House, a 4,000 square-foot family-oriented pub that seats 200 and features an outdoor beer garden that seats an additional 200. This brewery also has a 4,000 square-foot special events room accommodating up to 250 people. The Woodinville Brewery began limited operations in September 1994 with an annual capacity of approximately 60,000 barrels. Completion of an outdoor tank farm during 1996 brought the Woodinville Brewery to its maximum designed production capacity of approximately 250,000 barrels per year. During 1997, the Company completed construction of a 40,000 square-foot keg filling, cold storage, distribution and office facility adjacent to the brewery building.

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

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved from time to time in claims, proceedings and litigation arising in the normal course of business. The Company believes that any pending or threatened litigation involving the Company or its properties will not likely have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

  Paul S. Shipman (48) -- President, Chief Executive Officer and Chairman of the Board

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

  David J. Mickelson (41) -- Executive Vice President, Chief Financial Officer and Chief Operating Officer

     Mr. Mickelson was named Chief Financial Officer in August 2000 in addition to his position of Executive Vice President and Chief Operating Officer, which he has held since March 1995. From April 1994 to March 1995 he was the Company's Vice President and General Manager. From July 1992 to December 1994, he served as its Chief Financial Officer, and was also named General Manager in January 1994. He served as the Company's Controller from 1987 to July 1992, and additionally was elected Treasurer in 1989. From 1985 to 1987 he was the Controller for Certified Foods, Inc. and from 1981 to 1985 served as a loan officer with Barclays Bank PLC. Mr. Mickelson received his Bachelor's degree in Business Administration from the University of Washington in 1981.

  Gregory J. Marquina (46) -- Vice President, Sales

     Mr. Marquina joined the Company in August 2000 as Vice President, Sales. From 1993 to 2000, he was a principal of Coast Distributing Company, an A-B distributor in San Diego, California. From March 1979 to May 1993, Mr. Marquina held several management positions for A-B, including Division Manager So. California (1989 - 1993), Division Manager Northwest (1986 - 1989), Region Marketing Coordinator (1983 - 1986), Region Administrator (1981 - 1983), and District Manager (1979 - 1981). Mr. Marquina served as Product Manager from 1977 to 1979, and Regional Account Manager from 1976 to 1977, both with Armour Food Co. He received his Bachelor's degree in Business Administration from the University of Oregon in 1976.

  Pamela J. Hinckley (47) -- Vice President, Marketing

     Ms. Hinckley has served as Vice President, Marketing since August 2000, and from March 1995 to May 1996. From June 1996 to July 2000, Ms. Hinckley served as the Company's Vice President, Sales and Marketing. She served as the Company's Marketing Director from August 1992 to March 1995 and its Retail Tourism Manager from August 1988 to August 1992. From 1984 to 1988, she was the wine buyer for a Seattle-area specialty food and wine retailer and from 1982 to 1984 she was the retail and tourism manager for Stevenot Winery. Ms. Hinckley received her Bachelor's degree in Psychology from Suffolk University in 1974.

  Allen L. Triplett (42) -- Vice President, Brewing

     Mr. Triplett has served as Vice President, Brewing since March 1995. From 1987 to March 1995 he was the Company's Production Manager. He has worked in virtually every facet of production since joining the Company in 1985. Mr. Triplett has taken extensive coursework at the Siebel Institute of Brewing and the University of California at Davis. He received his Bachelor's degree in Petroleum Engineering from the University of Wyoming in 1985.

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

                                                              HIGH      LOW
                                                             ------    ------
2000
  First quarter............................................  $3.750    $1.750
  Second quarter...........................................  $2.000    $1.156
  Third quarter............................................  $1.938    $1.438
  Fourth quarter...........................................  $1.875    $1.375

1999
  First quarter............................................  $6.563    $4.500
  Second quarter...........................................  $4.625    $3.625
  Third quarter............................................  $4.094    $2.750
  Fourth quarter...........................................  $3.375    $1.875

     As of March 17, 2001, there were 826 recordholders of Common Stock, although the Company believes that the number of beneficial owners of its Common Stock is substantially greater.

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

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Company's Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The selected statement of operations and balance sheet data for, and as of the end of, each of the five years in the period ended December 31, 2000, are derived from the financial statements of the Company. The operating data are derived from unaudited information maintained by the Company.

                                                                 YEAR ENDED DECEMBER 31,
                                                   ----------------------------------------------------
                                                     2000       1999       1998       1997       1996
                                                   --------   --------   --------   --------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)
STATEMENT OF OPERATIONS DATA:
Sales............................................  $37,837    $35,459    $35,962    $37,894    $39,410
Less Excise Taxes................................    3,425      3,265      3,321      3,608      3,732
                                                   -------    -------    -------    -------    -------
Net Sales........................................   34,412     32,194     32,641     34,286     35,678
Cost of Sales....................................   24,581     22,613     23,917     25,963     23,581
                                                   -------    -------    -------    -------    -------
Gross Profit.....................................    9,831      9,581      8,724      8,323     12,097
Special Valuation Provision(1)...................       --         --      5,173         --         --
Selling, General and Administrative Expenses.....   11,747     11,290      9,086      9,981      7,853
                                                   -------    -------    -------    -------    -------
Operating Income (Loss)..........................   (1,916)    (1,709)    (5,535)    (1,658)     4,244
Interest Expense.................................      593        533        679        378         --
Other Income (Expense), Net......................    1,453        (49)       127         93        615
                                                   -------    -------    -------    -------    -------
Income (Loss) Before Income Taxes................   (1,056)    (2,291)    (6,087)    (1,943)     4,859
Income Tax Provision (Benefit)...................     (328)      (768)    (2,076)      (544)     1,773
                                                   -------    -------    -------    -------    -------
Net Income (Loss)................................  $  (728)   $(1,523)   $(4,011)   $(1,399)   $ 3,086
                                                   =======    =======    =======    =======    =======
Basic Earnings (Loss) per Share..................  $ (0.10)   $ (0.20)   $ (0.52)   $ (0.18)   $  0.40
Diluted Earnings (Loss) per Share................  $ (0.10)   $ (0.20)   $ (0.52)   $ (0.18)   $  0.34
OPERATING DATA (IN BARRELS):
Beer Shipped.....................................  212,600    197,600    202,300    214,600    224,700
Production Capacity, End of Period(2)............  350,000    350,000    350,000    425,000    425,000

                                                                    DECEMBER 31,
                                                   -----------------------------------------------
                                                    2000      1999      1998      1997      1996
                                                   -------   -------   -------   -------   -------
BALANCE SHEET DATA (IN THOUSANDS):
Cash and Cash Equivalents........................  $ 7,487   $ 5,463   $ 3,010   $   892   $ 1,162
Working Capital..................................    4,817     2,635     1,666     1,338       850
Total Assets.....................................   85,621    87,707    89,528    96,769    95,124
Long-term Debt, Net of Current Portion...........    6,975     7,425     7,875     9,874     6,191
Convertible Redeemable Preferred Stock...........   16,099    16,055    16,011    15,966    15,922
Common Stockholders' Equity......................   54,502    55,859    57,326    61,298    62,630

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

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's Financial Statements and Notes thereto included herein.

OVERVIEW

     Since its formation, the Company has focused its business activities on the brewing, marketing and selling of craft beers. For the year ended December 31, 2000, the Company had gross sales of $37,837,000, an increase of 6.7% from 1999. The Company believes that period-to-period comparisons of its financial results should not be relied upon as an accurate indicator of future performance. The Company's sales consist predominantly of sales of beer to third-party distributors and A-B through the Distribution Alliance. In addition, the Company derives other revenues from sources including the sale of beer, food, apparel and other retail items in its brewery pubs. The Company is required to pay federal excise taxes on sales of its beer. The excise tax burden on beer sales increases from $7 to $18 per barrel on annual sales over 60,000 barrels and thus, if sales volume increases, federal excise taxes would increase as a percentage of sales.

     The Company's sales volume (shipments) increased 7.6% in 2000, compared to 1999. In addition to the level of consumer demand in existing markets, the Company's sales are also affected by other factors such as competitive considerations, including the significant number of craft brewers and their promotional pricing and new product introductions as well as increased competition from imported beers. Sales in the craft beer industry generally reflect a degree of seasonality, with the first and fourth quarters historically being the slowest and the rest of the year typically demonstrating stronger sales. The Company has historically operated with little or no backlog, and its ability to predict sales for future periods is limited.

     Under normal circumstances, the Company generally operates its brewing facilities up to five days per week, multiple shifts per day. The Company increased its company-wide annual production capacity from approximately 3,000 barrels in 1982 to approximately 350,000 barrels as of December 31, 2000. Production capacity of each facility can be added in phases until the facility reaches its maximum designed production capacity. The decision to add capacity is affected by the availability of capital, construction constraints and anticipated sales in new and existing markets. While the maximum designed capacity for each of the Woodinville and Portsmouth breweries is 250,000 barrels per year, the current production capacity is 250,000 and 100,000 barrels per year, respectively. Additional capital expenditures and production personnel would be required to bring the Portsmouth Brewery to its maximum designed capacity.

     The Company's capacity utilization has a significant impact on gross profit. When facilities are operating at their maximum designed production capacities, profitability is favorably affected by spreading fixed and semivariable operating costs, such as depreciation and production salaries, over a larger sales base. Most capital costs associated with building a new brewery, and fixed and semivariable costs related to operating a new brewery, are incurred prior to, or upon commencement of, production at a facility. Because the actual production level is currently substantially below the facility's maximum designed production capacity, gross margins are negatively impacted. This impact is reduced when actual production increases.

     In January 1998, production at the Fremont Brewery was significantly reduced, and the brewery served as a backup facility to the Woodinville Brewery. During the quarter ended June 30, 1998, the Company analyzed its current and future production capacity requirements and its plans for the Fremont Brewery production assets. Based upon that analysis, the Company decided to permanently curtail the Fremont Brewery operations and sell substantially all of those production assets. In compliance with FASB Statement No. 121, the Fremont production assets were written down to an estimate of their net realizable value in the quarter ended June 30, 1998. During 1999, the Company completed the sale of the equipment for an amount approximately equal to its estimated net realizable value. During July 2000, the Company sold a real estate parcel which was previously used as the Fremont Brewery keg filling, storage and shipping facility. The parcel was sold for approximately $1.7 million in cash and the resulting gain of approximately $1.0 million is reflected in Other Income (Expense) -- Net in the statements of operations for the year ended December 31, 2000.

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

                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------
                                                      2000     1999     1998
                                                      -----    -----    -----
Sales...............................................  110.0%   110.1%   110.2%
Less Excise Taxes...................................   10.0     10.1     10.2
                                                      -----    -----    -----
Net Sales...........................................  100.0    100.0    100.0
Cost of Sales.......................................   71.4     70.2     73.3
                                                      -----    -----    -----
Gross Profit........................................   28.6     29.8     26.7
Special Valuation Provision.........................     --       --     15.8
Selling, General and Administrative Expenses........   34.2     35.1     27.8
                                                      -----    -----    -----
Operating Income (Loss).............................   (5.6)    (5.3)   (16.9)
Interest Expense....................................    1.7      1.7      2.1
Other Income (Expense) -- Net.......................    4.2     (0.1)     0.4
                                                      -----    -----    -----
Income (Loss) before Income Taxes...................   (3.1)    (7.1)   (18.6)
Income Tax Provision (Benefit)......................   (1.0)    (2.4)    (6.3)
                                                      -----    -----    -----
Net Income (Loss)...................................   (2.1)%   (4.7)%  (12.3)%
                                                      =====    =====    =====

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Sales. Total sales increased 6.7% to $37,837,000 in 2000, compared to $35,459,000 in 1999, attributable to a 7.6% increase in barrels sold and an increase in other sales offset by a slight decrease in average beer prices. Total sales volume in 2000 increased to 212,600 barrels from 197,600 barrels in 1999. West Coast sales increased 4.5% in 2000, including a 7.6% increase in Washington State, the Company's largest market. The competitive landscape has been affected by the number of craft beer companies, their promotional pricing and new product introductions, as well as increased competition from imported beers. Sales other than wholesale beer sales, primarily retail pub revenues, totaled $4,144,000 in 2000, compared to $3,743,000 in 1999. At December 31, 2000 and 1999, the Company's products were distributed in 48 states.

     Excise Taxes. Excise taxes increased to $3,425,000, or 10.0% of net sales in 2000, compared to $3,264,000, or 10.1% of net sales in 1999. In September 2000, Washington State regulations were modified to require beer taxes previously paid by Washington State brewers now be paid by Washington State distributors, the effect of which was to decrease sales prices charged distributors and decrease excise taxes in 2000, resulting in a slight decrease in both sales and excise taxes as a percentage of net sales.

     Cost of Sales. Cost of sales increased 8.7% to $24,581,000 in 2000, compared to $22,613,000 in 1999, primarily due to higher sales volume, increased raw material costs and freight charges, and a shift in the product mix towards increasing proportion of 12-pack sales. Cost of sales, as a percentage of net sales, increased to 71.4% in 2000, compared to 70.2% in 1999. The combined utilization rate of maximum designed capacity for the operating breweries was 42.5% and 39.5% for years ended December 31, 2000 and 1999, respectively.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $11,747,000 in 2000, compared to $11,290,000 in 1999 due to the decision to add several new sales positions in important geographic markets. Expenditures for the brand investment advertising program, which began in mid-1999 and continued in 2000, totaled $2.4 million and $2.5 million for the years ended December 31, 2000 and 1999, respectively. As a percentage of net sales, selling, general and administrative expenses were 34.2% and 35.1% for years ended December 31, 2000 and 1999, respectively.

     Interest Expense. Interest expense increased to $594,000 in 2000, compared to $533,000 in 1999, reflecting higher average interest rates partially offset by the effect of lower outstanding debt.

     Other Income (Expense) -- Net. Other income increased to $1,453,000 in 2000 compared to a net expense of $(48,000) in 1999. The 2000 period includes a gain of approximately $1.0 million resulting from the sale of a real estate parcel which was previously used as the Fremont Brewery keg filling, storage and shipping facility. The 1999 period includes a non-cash loss of $260,000 related to the exchange of some one-half barrel kegs for new one-sixth barrel kegs. Excluding the 2000 gain and 1999 loss, other income increased due to a higher average balance of interest-bearing deposits

     Income Taxes. The Company's effective income tax rate was a 31.1% benefit in 2000, compared to a 33.5% benefit in 1999. The difference between the 2000 and 1999 effective rates is primarily the result of a significantly lower pre-tax loss in 2000, relative to other components of the tax provision calculation, such as the exclusion of a portion of meals and entertainment expenses from tax return deductions.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Sales. Total sales decreased 1.4% to $35,459,000 in 1999, compared to $35,962,000 in 1998, as a 2.3% decrease in total sales volume was partially offset by a slight increase in other sales and a small increase in average beer prices. Total sales volume in 1999 decreased 2.3% to 197,600 barrels from 202,300 barrels in 1998. West Coast sales decreased 4.2% in 1999, including a 3.9% decline in Washington State, the Company's largest market. The competitive landscape has been affected by the increase in the number of craft beer companies and the number of different products they offer, as well as increased competition from imported beers. Sales other than wholesale beer sales, primarily retail pub revenues, totaled $3,743,000 in 1999, compared to $3,673,000 in 1998. At December 31, 1999 and 1998, the Company's products were distributed in 48 states.

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

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $11,290,000 in 1999, compared to $9,086,000 in 1998 due to the advertising and promotional program which began in mid-1999. As a percentage of net sales, these expenses were 35.1% and 27.8% for years ended December 31, 1999 and 1998, respectively. The increase is due primarily to the June 1999 launch of an advertising campaign in three key markets, which totaled approximately $2.5 million, and was partially offset by cost savings such as office rent and compensation.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company had $7,487,000 and $5,463,000 of cash and cash equivalents at December 31, 2000 and 1999, respectively. At December 31, 2000, the Company had working capital of $4,817,000. The Company's long-term debt as a percentage of total capitalization (long-term debt, preferred stock and common stockholders' equity) was 9.5% and 9.9% as of December 31, 2000 and 1999, respectively. Cash provided by operating activities totaled $1,671,000 and $2,857,000 in 2000 and 1999, respectively. The decrease in operating cash flow for the year ended December 31, 2000, was due to the timing of the collection of accounts receivable and payment of accounts payable in December 1999. The 1999 cash flow amount includes the collection of an income tax receivable of approximately $469,000.

     On June 5, 1997, the Company converted the $9 million outstanding balance of its secured bank facility (the "Secured Facility") to a five-year term loan with a 20-year amortization schedule. As of December 31, 2000, there was $7.4 million outstanding on the Secured Facility, and the Company's one-month LIBOR-based borrowing rate was approximately 7.8%. In addition, the Company has a $10 million revolving credit facility (the "Revolving Facility") with the same bank through July 1, 2002, and as of December 31, 2000, there were no borrowings outstanding on the Revolving Facility. The Secured Facility and the Revolving Facility are secured by substantially all of the Company's assets. Interest accrues at a variable rate based on the London Inter Bank Offered Rate ("LIBOR"), plus 1.25% to 2.00% for the Secured Facility depending on the Company's debt-to-tangible net worth ratio. The interest rate for the Revolving Facility is the applicable LIBOR plus 1.00% to 2.00%, depending on the Company's debt service-to-cash flow ratio. The Company has the option to fix the applicable interest rate for up to twelve months by selecting LIBOR for one-to twelve-month periods as a base.

     The Company has required capital principally for the construction and development of its technologically-advanced production facilities. To date, the Company has financed its capital requirements through cash flow from operations, bank borrowings and the sale of common and preferred stock. The Company expects to meet its future financing needs, including the advertising expenditures associated with the brand investment advertising program, and working capital and capital expenditure requirements, through cash on hand, operating cash flow and, to the extent required and available, bank borrowings and offerings of debt or equity securities.

     Capital expenditures for 2000 totaled $425,000. Capital expenditures for 2001 are expected to total approximately $500,000.

     In May 2000, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's outstanding shares of common stock. In January 2001, the Board of Directors authorized the repurchase of an additional 250,000 shares of its outstanding common stock. As of December 31, 2000, 375,000 outstanding shares of common stock had been purchased in the open market for $584,000. As of March 17, 2001, 546,200 outstanding shares of common stock had been purchased in the open market for $864,000.

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

     Effect of Competition on Future Sales. The domestic market in which the Company's craft beers are sold is highly competitive due to the proliferation of small craft brewers, including contract brewers, the increase in the number of products offered by such brewers, increased competition from imported beers and the introduction of fuller-flavored products by major national brewers. The Company's revenue growth rate began to slow in late 1996, and sales volume declined between 2.3% and 5.7% during the years 1997, 1998 and 1999, due to the highly competitive draft beer market. Sales volumes for the year ended December 31, 2000 increased 7.6% as compared to the corresponding prior year, and sales volumes for all quarters from September 30, 1999 through December 31, 2000 increased from 2.0% to 14.2% as compared to corresponding prior year quarters. If the Company were to experience negative sales trends, the Company's future sales and results of operations would be adversely affected. The Company has historically operated with little or no backlog and, therefore, its ability to predict sales for future periods is limited.

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

     Variability of Gross Margin and Cost of Sales. The Company anticipates that its future gross margins will fluctuate and may decline as a result of many factors, including disproportionate depreciation and other fixed and semivariable operating costs, depending on the level of production at the Company's breweries in relation to maximum designed production capacity. The Company's high level of fixed and semivariable operating costs causes gross margin to be very sensitive to relatively small increases or decreases in sales volume. In addition, other factors that could affect cost of sales include changes in: freight charges, availability and prices of raw materials and packaging materials, mix between draft and bottled product sales, the sales mix of various bottled product packages and Federal or state excise taxes. Also, as sales volumes through the Distribution Alliance increase, the alliance fee, and other staging and administrative costs, would increase.

     Advertising and Promotional Costs. Prior to June 1999 the Company had done very limited advertising. Based upon market and competitive considerations, the Company determined that a significant increase in such spending was appropriate. Accordingly, in June 1999 the Company began a brand investment program that significantly increased advertising and related costs. The increased advertising investment continued in 2000 and is expected to continue for the foreseeable future with the objective of establishing or maintaining momentum towards capturing a larger share of the fragmented craft beer market. This increased spending has significantly increased the Company's selling, general and administrative expenses in 1999 and 2000, leading to increased losses and a reduction in stockholders' equity. In addition, market and competitive considerations could require an increase in other promotional costs associated with developing existing and new markets.

     Relationship with Anheuser-Busch, Incorporated. Most of the Company's future sales are expected to be through the Distribution Alliance with A-B. See "Part 1, Item 1 -- Business -- Product Distribution, and Relationship With Anheuser-Busch, Incorporated" for a further description of the relationship with A-B. If the Distribution Alliance were to be terminated, or if the relationship between A-B and the Company were to deteriorate, the Company's sales and results of operations could be materially adversely affected. In the event that the A-B Distribution Agreement is terminated on or before December 31, 2004, under circumstances described in Item 1. (see Business -- Relationship with Anheuser-Busch, Incorporated -- A-B Distribution Agreement), the terms of the Series B Preferred Stock purchased by A-B pursuant to the A-B Investment Agreement require the mandatory redemption of the Series B Preferred Stock on December 31, 2004, at a redemption price equal to $12.61 per share (approximately $16.3 million in the aggregate), plus an amount equal to accumulated and unpaid dividends thereon, from legally available funds. Such a mandatory redemption could have a material adverse effect on the financial position and cash flows of the Company. While the Company believes that the benefits of the Distribution Alliance, in particular distribution and material cost efficiencies, offset costs associated with the Alliance, there can be no assurance that these costs will not have a negative impact on the Company's profit margins in the future.

     Dependence on Third-Party Distributors. The Company relies heavily on third-party distributors for the sale of its products to retailers. The Company's most significant non-Alliance wholesaler, K&L Distributors, Inc., an A-B affiliated wholesaler in the Seattle area, accounted for approximately 16% of the Company's sales in 2000. Substantially all of the remaining sales volumes are now through the Distribution Alliance to A-B affiliated distributors, most of whom are independent wholesalers. A disruption of wholesalers' or A-B's ability to distribute products efficiently due to any significant operational problems, such as wide-spread labor union strikes, the loss of K&L Distributors as a customer, or the termination of the Distribution Alliance could have a material adverse impact on the Company's sales and results of operations.

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

     Effect of Sales Trends on Brewery Efficiency and Operations. Even though sales volumes for 2000 increased 7.6% as compared to 1999, the Company's sales volumes declined modestly in 1997, 1998 and the first half of 1999. Those declines coincided with significantly slower sales growth in the highly competitive craft beer segment. The Company's breweries have been operating at production levels substantially below their actual and maximum designed capacities. Operating breweries at low capacity utilization rates negatively impacts gross margins and operating cash flows generated by the production facilities. In 1998, the Company permanently curtailed production at its Fremont Brewery and wrote the related assets down to their estimated net realizable value. The Company will continue to evaluate whether it expects to recover the costs of its two remaining production facilities over the course of their useful lives.

     Income Tax Benefits. As of December 31, 2000, the Company had federal income tax net operating loss carryforwards ("NOL's") of $23.5 million, substantially all of which expire from 2012 through 2020. NOL's can generally be utilized to offset regular tax liabilities in future years, and carried back no more than 2 years and forward no more than 20 years. Should the Company incur significant operating losses in the future, thus generating additional NOL's, the Company may be required to establish a valuation allowance if it is more likely than not that all, or a portion, of an NOL would either expire before the Company is able to realize its benefit, or that future utilization is uncertain. Such a valuation allowance would reduce the income tax benefit recorded in the statement of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify specific areas presenting difficulties in implementation. The Company has adopted the provisions of FAS 133/138 as of January 1, 2001. Adoption of SFAS 133/138 did not have a material impact on the Company's results of operations, financial position or cash flows.

     In December 1999, the staff of the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," to provide guidance on the recognition, presentation and disclosure of revenues in financial statements. The Company believes that its revenue recognition practices are in conformity with the guidelines in SAB 101, as revised, and that this pronouncement did not have a material impact on its financial statements.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation: an interpretation of APB Opinion No. 25." Interpretation No. 44 provides clarification of certain issues, such as the determination of who is an employee, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. The Company believes that its accounting for stock-based compensation is in conformity with this guidance, and therefore Interpretation No. 44 did not have an impact on the Company's financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has assessed its vulnerability to certain market risks, including interest rate risk associated with financial instruments included in cash and cash equivalents and long-term debt. Due to the nature of these investments and the Company's investment policies, the Company believes that the risk associated with interest rate fluctuations related to these financial instruments does not pose a material risk.

     The Company does not have any derivative financial instruments as of December 31, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REDHOOK ALE BREWERY, INCORPORATED

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
AUDITED FINANCIAL STATEMENTS:

Report of Ernst & Young LLP, Independent Auditors...........   26

Balance Sheets as of December 31, 2000 and 1999.............   27

Statements of Operations for the Years Ended December 31,
  2000, 1999 and 1998.......................................   28

Statements of Common Stockholders' Equity for the Years
  Ended December 31, 2000, 1999 and 1998....................   29

Statements of Cash Flows for the Years Ended December 31,
  2000, 1999 and 1998.......................................   30

Notes to Financial Statements...............................   31

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
Redhook Ale Brewery, Incorporated

     We have audited the accompanying balance sheets of Redhook Ale Brewery, Incorporated as of December 31, 2000 and 1999, and the related statements of operations, common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redhook Ale Brewery, Incorporated as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

Seattle, Washington
January 26, 2001

                       REDHOOK ALE BREWERY, INCORPORATED

                                 BALANCE SHEETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2000            1999
                                                              ------------    ------------
                                          ASSETS

Current Assets:
  Cash and Cash Equivalents.................................  $ 7,487,190     $ 5,462,779
  Accounts Receivable.......................................    1,075,730       1,174,853
  Inventories...............................................    2,726,071       2,406,797
  Other.....................................................      296,082         331,481
                                                              -----------     -----------

     Total Current Assets...................................   11,585,073       9,375,910
Fixed Assets, Net...........................................   73,670,248      77,739,550
Other Assets................................................      365,181         591,431
                                                              -----------     -----------

          Total Assets......................................  $85,620,502     $87,706,891
                                                              ===========     ===========

                               LIABILITIES, PREFERRED STOCK
                             AND COMMON STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable..........................................  $ 2,664,165     $ 2,743,971
  Accrued Salaries, Wages and Payroll Taxes.................    1,528,739       1,408,552
  Refundable Deposits.......................................    1,791,267       1,571,028
  Other Accrued Expenses....................................      333,805         567,206
  Current Portion of Long-Term Debt.........................      450,000         450,000
                                                              -----------     -----------

     Total Current Liabilities..............................    6,767,976       6,740,757
                                                              -----------     -----------

Long-Term Debt, Net of Current Portion......................    6,975,000       7,425,000
                                                              -----------     -----------

Deferred Income Taxes, Net..................................    1,276,149       1,627,067
                                                              -----------     -----------

Commitments

Convertible Redeemable Preferred Stock......................   16,099,455      16,055,055
                                                              -----------     -----------

Common Stockholders' Equity:
  Common Stock, Par Value $0.005 per Share, Authorized,
     50,000,000 Shares; Issued and Outstanding, 7,312,786
     Shares in 2000 and 7,687,786 Shares in 1999............       36,564          38,439
  Additional Paid-In Capital................................   56,407,023      56,989,631
  Retained Earnings (Deficit)...............................   (1,941,665)     (1,169,058)
                                                              -----------     -----------

          Total Common Stockholders' Equity.................   54,501,922      55,859,012
                                                              -----------     -----------
          Total Liabilities, Preferred Stock and Common
             Stockholders' Equity...........................  $85,620,502     $87,706,891
                                                              ===========     ===========

                             See Accompanying Notes

                       REDHOOK ALE BREWERY, INCORPORATED

                            STATEMENTS OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         2000           1999           1998
                                                      -----------    -----------    -----------

Sales...............................................  $37,836,882    $35,458,710    $35,962,126
Less Excise Taxes...................................    3,425,046      3,264,311      3,320,824
                                                      -----------    -----------    -----------

Net Sales...........................................   34,411,836     32,194,399     32,641,302
Cost of Sales.......................................   24,580,536     22,613,468     23,917,360
                                                      -----------    -----------    -----------

Gross Profit........................................    9,831,300      9,580,931      8,723,942
Special Valuation Provision.........................           --             --      5,172,650
Selling, General and Administrative Expenses........   11,747,095     11,290,271      9,086,312
                                                      -----------    -----------    -----------

Operating Income (Loss).............................   (1,915,795)    (1,709,340)    (5,535,020)
Interest Expense....................................      593,628        533,360        678,516
Other Income (Expense) -- Net.......................    1,453,090        (48,192)       126,862
                                                      -----------    -----------    -----------

Income (Loss) before Income Taxes...................   (1,056,333)    (2,290,892)    (6,086,674)
Income Tax Provision (Benefit)......................     (328,126)      (767,458)    (2,075,494)
                                                      -----------    -----------    -----------

Net Income (Loss)...................................  $  (728,207)   $(1,523,434)   $(4,011,180)
                                                      ===========    ===========    ===========

Basic Earnings (Loss) per Share.....................  $     (0.10)   $     (0.20)   $     (0.52)
                                                      ===========    ===========    ===========

Diluted Earnings (Loss) per Share...................  $     (0.10)   $     (0.20)   $     (0.52)
                                                      ===========    ===========    ===========

                             See Accompanying Notes

                       REDHOOK ALE BREWERY, INCORPORATED

                   STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

                                      COMMON STOCK                                       TOTAL
                                   -------------------   ADDITIONAL     RETAINED        COMMON
                                                 PAR       PAID-IN      EARNINGS     STOCKHOLDERS'
                                    SHARES      VALUE      CAPITAL      (DEFICIT)       EQUITY
                                   ---------   -------   -----------   -----------   -------------
Balance, January 1, 1998.........  7,687,486   $38,438   $56,805,633   $ 4,454,356    $61,298,427
  Other, Net.....................         --        --        83,000       (44,400)        38,600
  Net Loss.......................         --        --            --    (4,011,180)    (4,011,180)
                                   ---------   -------   -----------   -----------    -----------

Balance, December 31, 1998.......  7,687,486    38,438    56,888,633       398,776     57,325,847
  Other, Net.....................        300         1       100,998       (44,400)        56,599
  Net Loss.......................         --        --            --    (1,523,434)    (1,523,434)
                                   ---------   -------   -----------   -----------    -----------

Balance, December 31, 1999.......  7,687,786    38,439    56,989,631    (1,169,058)    55,859,012
  Repurchase of Common Stock.....   (375,000)   (1,875)     (582,608)           --       (584,483)
  Other..........................         --        --            --       (44,400)       (44,400)
  Net Loss.......................         --        --            --      (728,207)      (728,207)
                                   ---------   -------   -----------   -----------    -----------

Balance, December 31, 2000.......  7,312,786   $36,564   $56,407,023   $(1,941,665)   $54,501,922
                                   =========   =======   ===========   ===========    ===========

                             See Accompanying Notes

                       REDHOOK ALE BREWERY, INCORPORATED

                            STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         2000           1999           1998
                                                      -----------    -----------    -----------
OPERATING ACTIVITIES

Net Income (Loss)...................................  $  (728,207)   $(1,523,434)   $(4,011,180)
Adjustments to Reconcile Net Income (Loss) to Net
  Cash Provided by Operating Activities:
  Depreciation and Amortization.....................    3,240,484      3,271,381      3,343,377
  Deferred Income Tax (Benefit) Provision...........     (350,918)      (778,822)    (1,581,630)
  Special Valuation Provision.......................           --             --      5,172,650
  (Gain) Loss on Disposal of Fixed Assets...........     (898,155)       265,415             --
  Changes in Operating Assets and Liabilities:
     Accounts Receivable............................       99,123        350,855         62,660
     Inventories....................................     (319,274)      (139,387)       548,372
     Income Taxes Receivable........................           --        469,272        655,541
     Other Current Assets...........................       35,399        (27,858)       215,892
     Other Assets...................................      215,436         56,249        317,581
     Accounts Payable and Other Accrued Expenses....       36,518        696,054         38,380
     Accrued Salaries, Wages and Payroll Taxes......      120,187        (43,384)       128,970
     Refundable Deposits............................      220,239        260,662        144,296
                                                      -----------    -----------    -----------

Net Cash Provided by Operating Activities...........    1,670,832      2,857,003      5,034,909
                                                      -----------    -----------    -----------

INVESTING ACTIVITIES
Expenditures for Fixed Assets.......................     (425,056)    (1,140,603)      (937,419)
Proceeds from Sale of Assets and Other, Net.........    1,813,118      1,084,932         78,525
                                                      -----------    -----------    -----------

Net Cash Provided by (Used in) Investing
  Activities........................................    1,388,062        (55,671)      (858,894)
                                                      -----------    -----------    -----------

FINANCING ACTIVITIES
Repayments on Debt..................................     (450,000)      (450,000)    (2,140,608)
Repurchase of Common Stock..........................     (584,483)            --             --
Officer Note Repayment and Other, Net...............           --        100,999         82,876
                                                      -----------    -----------    -----------

Net Used in Financing Activities....................   (1,034,483)      (349,001)    (2,057,732)
                                                      -----------    -----------    -----------

Increase in Cash and Cash Equivalents...............    2,024,411      2,452,331      2,118,283
Cash and Cash Equivalents:
  Beginning of Year.................................    5,462,779      3,010,448        892,165
                                                      -----------    -----------    -----------

  End of Year.......................................  $ 7,487,190    $ 5,462,779    $ 3,010,448
                                                      ===========    ===========    ===========

                             See Accompanying Notes

                       REDHOOK ALE BREWERY, INCORPORATED

                         NOTES TO FINANCIAL STATEMENTS

 1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     Redhook Ale Brewery, Incorporated (the "Company") was incorporated on May 4, 1981 for the purpose of brewing, marketing and selling craft beers. Its operations consist of corporate headquarters and a pub in the Fremont area of Seattle, Washington; a brewery and pub in the Seattle suburb of Woodinville, Washington; and, a brewery and pub in Portsmouth, New Hampshire. As of December 31, 2000, the Company's products were distributed in 48 states.

     In 1994, the Company signed an agreement (the "Distribution Alliance" or the "Alliance") with Anheuser-Busch, Incorporated ("A-B"), pursuant to which the Company utilizes A-B's national distribution network to distribute its products. In addition, A-B purchased 1,289,872 shares of Series B convertible redeemable preferred stock (the "Series B Preferred Stock") and 236,756 newly issued shares of common stock in connection with the Distribution Alliance. As of December 31, 2000, A-B owned 26.1% of the Company's outstanding shares of Common Stock, calculated on a Fully Diluted Basis.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short-term maturity of these instruments.

  Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

  Fixed Assets

     Fixed assets are stated at cost. Significant additions and improvements are capitalized. Maintenance and repairs are expensed as incurred. Upon disposition of fixed assets, any gains or losses are reflected in the statement of operations. Depreciation and amortization is computed using the straight-line method over the following estimated useful lives:

Buildings............................  31 - 40 years
Brewery equipment....................  20 - 25 years
Furniture, fixtures and other
  equipment..........................  2 - 10 years
Leasehold improvements...............  Lesser of lease term or useful life
Vehicles.............................  5 years

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

                       REDHOOK ALE BREWERY, INCORPORATED

  Advertising Expenses

     Advertising costs, including production costs, are expensed as incurred. For the years ended December 31, 2000, 1999, and 1998, advertising expenses totaled $2,460,000, $2,753,000 and $265,000 respectively.

  Segment Information

     The Company operates in one principal business segment, manufacturer of beer and ales, across domestic markets.

  Earnings (Loss) per Share

     Basic loss per share is calculated using the weighted-average number of shares of common stock outstanding. The calculation of adjusted weighted-average shares outstanding for purposes of computing diluted earnings per share includes the dilutive effect of all outstanding convertible redeemable preferred stock and outstanding stock options for the periods when the Company reports net income. The convertible preferred stock and outstanding stock options have been excluded from the calculation of diluted loss per share for the years ended December 31, 2000, 1999 and 1998, because their effect is antidilutive. The calculation uses the treasury stock method and the as if converted method in determining the resulting incremental average equivalent shares outstanding as applicable.

  Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

  Reclassifications

     Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. The effects of the reclassifications are not considered material.

  Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify specific areas presenting difficulties in implementation. The Company has adopted the provisions of FAS 133/138 as of January 1, 2001. Adoption of SFAS 133/138 did not have a material impact on the Company's results of operations, financial position or cash flows.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation: an interpretation of APB Opinion No. 25." Interpretation No. 44 provides clarification of certain issues, such as the determination of who is an employee, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. The Company believes that its accounting for stock-based compensation is in conformity with this guidance, and therefore Interpretation No. 44 did not have an impact on the Company's financial condition or results of operations.

                       REDHOOK ALE BREWERY, INCORPORATED

 2. INVENTORIES

     Inventories consist of the following:

                                                            DECEMBER 31,
                                                      ------------------------
                                                         2000          1999
                                                      ----------    ----------
Finished goods......................................  $  935,229    $1,059,460
Raw materials.......................................   1,126,772       814,106
Promotional merchandise.............................     444,584       342,071
Packaging materials.................................     219,486       191,160
                                                      ----------    ----------
                                                      $2,726,071    $2,406,797
                                                      ==========    ==========

     Finished goods include beer held in fermentation prior to the filtration and packaging process.

 3. FIXED ASSETS

     Fixed assets consist of the following:

                                                           DECEMBER 31,
                                                    --------------------------
                                                       2000           1999
                                                    -----------    -----------
Land and improvements.............................  $ 4,564,080    $ 5,263,864
Buildings.........................................   35,603,761     35,454,397
Brewery equipment.................................   44,639,779     45,004,627
Furniture, fixtures and other equipment...........    3,606,512      3,903,916
Leasehold improvements............................      176,651        171,466
Vehicles..........................................       81,730         81,730
Other.............................................           --         12,333
                                                    -----------    -----------
                                                     88,672,513     89,892,333
Less accumulated depreciation and amortization....   15,002,265     12,152,783
                                                    -----------    -----------
                                                    $73,670,248    $77,739,550
                                                    ===========    ===========

 4. FREMONT BREWERY

     In January 1998, production at the Fremont Brewery was significantly reduced and the brewery served as a backup facility to the Woodinville Brewery. During the quarter ended June 30, 1998, the Company analyzed its current and future production capacity requirements and its plans for the Fremont Brewery production assets. Based upon that analysis, the Company decided to permanently curtail the Fremont Brewery operations and sell substantially all of those production assets. In accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Fremont production assets were written down to an estimate of their net realizable value in the quarter ended June 30, 1998. The write-down was recorded through a non-cash valuation provision totaling $5.2 million. The special valuation provision, net of the related income tax benefit, totaled $3.4 million. As of April 1998, the Company stopped depreciating these assets, thereby reducing the Company's depreciation expense for 1998 by approximately $330,000. The write-down was recorded in the statement of operations as a Special Valuation Provision. As of December 31, 1999, the Company had sold substantially all of the equipment for an amount approximately equal to its estimated net realizable value.

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
                                                              ===========

     Adjacent to the Fremont Brewery, the Company owned a warehousing facility and land, which was used as the keg filling, storage and shipping facility prior to curtailing the Fremont Brewery operations. In July 2000, the Company sold the warehouse facility and related real estate parcel for approximately $1.7 million in cash and recorded a gain of approximately $1.0 million during the quarter ended September 30, 2000. The gain is reflected as Other Income (Expense) -- Net in the statement of operations.

 5. DEBT

     Long-term debt consists of the following:

                                                            DECEMBER 31,
                                                      ------------------------
                                                         2000          1999
                                                      ----------    ----------
Secured Facility, payable to bank monthly at
  $37,500, plus accrued interest, interest at 7.8%
  at December 31, 2000, due 2002....................  $7,425,000    $7,875,000
Current portion.....................................    (450,000)     (450,000)
                                                      ----------    ----------
                                                      $6,975,000    $7,425,000
                                                      ==========    ==========

     Annual principal payments required on long-term debt:

            2001..............................  $  450,000
            2002..............................   6,975,000
                                                ----------
                                                $7,425,000
                                                ==========

     In June 1997, the Company converted the $9 million outstanding balance of its secured bank facility (the "Secured Facility") to a five-year term loan with a 20-year amortization schedule. As of December 31, 2000, there was $7.4 million outstanding on the Secured Facility, and the Company's one-month LIBOR-based borrowing rate was approximately 7.8%. In addition, the Company has a $10 million revolving credit facility (the "Revolving Facility") with the same bank through July 1, 2002, and as of December 31, 2000, there were no borrowings outstanding on this Revolving Facility. The Company can elect to extend the borrowing period for advances on the Revolving Facility to five years on predetermined terms. Interest accrues at a variable rate based on the London Inter Bank Offered Rate ("LIBOR"), plus 1.25% to 2.00% for the Secured Facility depending on the Company's debt-to-tangible net worth ratio. The interest rate for the Revolving Facility is the applicable LIBOR plus 1.00% to 2.00%, depending on the Company's debt service-to-cash flow ratio. The Company has the option to fix the applicable interest rate by selecting LIBOR for one-to twelve-month periods as a base. The estimated fair market value of the Secured Facility approximates its carrying value.

                       REDHOOK ALE BREWERY, INCORPORATED

     The Secured Facility and Revolving Facility are secured by substantially all of the Company's assets. In addition, the Company was in compliance with applicable covenants including minimum debt service ratios and a minimum tangible net worth as of and during the year ended December 31, 2000.

     The Company made interest payments totaling $594,000, $530,000 and $692,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

 6. CONVERTIBLE REDEEMABLE PREFERRED STOCK

     Convertible redeemable preferred stock outstanding is as follows:

                                                           DECEMBER 31,
                                                    --------------------------
                                                       2000           1999
                                                    -----------    -----------
Series B, par value $0.005 per share, issued and
  outstanding 1,289,872 shares; net of unamortized
  offering costs..................................  $16,099,455    $16,055,055
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

     During 1994, the Board of Directors designated 1,289,872 preferred shares as Series B Preferred Stock. In November 1994, the Company sold all shares of Series B Preferred Stock to A-B for approximately $16.3 million, or $12.61 per share. Prior to November 1999, A-B's ownership percentage of the Company was limited to 25% of the outstanding Common Stock, assuming the conversion of all outstanding Preferred Stock. The ownership percentage limitation increased to 30% for the period November 1999 through November 2001. The Company has reserved shares of common stock to issue if these Series B Preferred Stock shares were converted to common stock.

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

     Under the terms of the Series B Preferred Stock purchase agreement, the Company is required to meet various affirmative and negative covenants. These covenants limit the Company's ability to declare dividends on, or purchase, any of its capital stock without prior approval from the Series B Stockholders. The holders of Series B Preferred Stock and converted Series A Preferred Stock also are entitled to certain contractual registration rights.

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

     Holders of Series B Preferred Stock also have mandatory redemption rights and liquidation preferences equal to $12.61 per share, plus any accumulated and unpaid dividends, from legally available funds. The Company is required to redeem all shares of outstanding Series B Preferred Stock on December 31, 2004, or

                       REDHOOK ALE BREWERY, INCORPORATED
on December 31, 2014, under certain other conditions relating to a termination of the Distribution Alliance by A-B. Termination of the A-B Distribution Agreement on or before December 31, 2004 under the following circumstances would mandate the redemption of Series B Preferred Stock on December 31, 2004 at a redemption price equal to $12.61 per share (approximately $16.3 million in the aggregate), plus an amount equal to accumulated and unpaid dividends, from legally available funds: (i) by either the Company or A-B without cause on or before December 31, 2004, or (ii) by A-B upon an uncured material breach by the Company of certain provisions of the Series B Preferred Stock, the A-B Investment Agreement, the A-B Distribution Agreement and certain related A-B investment documents, or upon the insolvency of the Company, (iii) by A-B upon
(a) acquisition by another large alcoholic beverage competitor of 10% or greater equity ownership of the Company and a seat on the Company's Board of Directors or (b) a deterioration of the Company's financial condition that results from a change in ownership of the Company and materially adversely affects its ability to perform under the A-B Distribution Agreement, or (iv) by A-B following (a) any action by the Company that in A-B's sole determination damages the reputation or image of A-B or the brewing industry (for example, production of a high-alcohol beer, defamation of A-B or its products or contamination of the Company's products, but not poor operating results, an unsuccessful product introduction or competition with A-B's products), (b) any acquisition of, agreement to acquire, or institution of a tender or exchange offer to acquire a percentage of the Company's equity securities equal to or greater than that held by A-B, (c) certain agreements pursuant to which the Company would merge into or consolidate with another corporation or sell substantially all of its assets or certain of its trademarks, or (d) the failure to appoint a successor acceptable to A-B in the event Paul S. Shipman ceases to function as the Company's Chief Executive Officer.

     The difference between the issuance price, net of offering costs, of the convertible redeemable preferred stock and the redemption value is accreted periodically through the redemption date as of December 31, 2004 by a charge of $44,000 per year to retained earnings.

 7. COMMON STOCKHOLDERS' EQUITY

  Note Receivable for Stock Purchase

     The Company's President had an interest-bearing loan for $100,000 outstanding at December 31, 1998 related to the exercise of stock options in 1994. The loan, paid in full during 1999, was secured by Company stock held by the officer and is included as a reduction in common stockholders' equity. Principal payments received on the loan have been reflected in the statement of cash flows as a financing activity and as an increase in common stockholders' equity. The note accrued interest at 5.9% per year.

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

  Repurchase of Common Stock

     In May 2000, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's outstanding shares of common stock. In January 2001, the Board of Directors authorized the repurchase of an additional 250,000 shares of its outstanding common stock. As of December 31, 2000, 375,000 shares had been purchased in the open market for $584,000.

                       REDHOOK ALE BREWERY, INCORPORATED

  Stock Option Plans

     In 1993, the Company's shareholders approved the 1992 Stock Incentive Plan (the "Plan") and the Directors Stock Option Plan (the "Directors Plan"). Under the Plan, as amended in May 1996, the approval provides for 1,270,000 shares of common stock for options. The approval, as amended in May 1996, also provides for 170,000 shares of common stock for options under the Directors Plan. Employee options generally vest over a five-year period while director options vest immediately and become exercisable six months after the grant date. Vested options are generally exercisable for ten years from the date of grant.

     In September 1990, the Company reserved 120,000 shares of common stock for its 1990 Incentive Stock Option Plan. Options for 120,000 shares were granted at that time with an exercise price equal to the estimated fair market value. The exercise price increased from the original price by 5% per year until full vesting occurred. These options vested over five years and were exercisable for ten years from the date of grant. As of December 31, 2000, no options remained outstanding under this plan.

     Presented below is a summary of stock option plans' activity for the years shown:

                                                  SHARES OF
                                                   COMMON      WEIGHTED      OPTIONS      WEIGHTED
                                                    STOCK      AVERAGE     EXERCISABLE    AVERAGE
                                                  UNDER THE    EXERCISE        AT         EXERCISE
                                                    PLANS       PRICE      END OF YEAR     PRICE
                                                  ---------    --------    -----------    --------
Balance at January 1, 1998......................    785,582     $13.08       346,592       $12.37
  Granted.......................................    295,950       5.73
  Exercised.....................................         --         --
  Canceled......................................    (64,880)     12.87
                                                  ---------
Balance at December 31, 1998....................  1,016,652      10.96       478,872        12.39
  Granted.......................................    293,950       3.97
  Exercised.....................................       (300)      3.33
  Canceled......................................    (47,770)     10.22
                                                  ---------
Balance at December 31, 1999....................  1,262,532       9.36       631,272        11.84
  Granted.......................................     95,000       1.55
  Exercised.....................................         --         --
  Canceled......................................   (610,780)     11.47
                                                  ---------
Balance at December 31, 2000....................    746,752       6.64       395,702         8.75
                                                  =========

     During the year ended December 31, 2000, officers of the Company voluntarily returned 567,000 options previously granted to them under the 1992 Stock Incentive Plan. No consideration or additional options were given or promised in exchange for this forfeiture. This activity is reflected as Canceled in the summary of plan activity above.

                       REDHOOK ALE BREWERY, INCORPORATED

     The following table summarizes information for options currently outstanding and exercisable at December 31, 2000:

                                   OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                           ------------------------------------   ----------------------
                                          WEIGHTED
                                           AVERAGE     WEIGHTED                 WEIGHTED
                                          REMAINING    AVERAGE                  AVERAGE
RANGE OF EXERCISE            NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
     PRICES                OUTSTANDING   LIFE (YRS)     PRICE     EXERCISABLE    PRICE
-------------------------  -----------   -----------   --------   -----------   --------
$ 1.49 to $ 3.33.........    147,500        6.79        $ 2.18       78,750      $ 2.72
  3.97 to   3.97.........    275,400        8.38          3.97       74,880        3.97
  5.73 to   5.73.........    126,740        7.38          5.73       66,020        5.73
  7.00 to  12.61.........    137,862        5.06         10.34      119,302       10.37
 13.00 to  22.75.........     38,000        5.66         22.34       35,600       22.32
 25.50 to  25.50.........     21,250        4.91         25.50       21,150       25.50
                             -------                                -------
$ 1.49 to $25.50.........    746,752        7.05        $ 6.64      395,702      $ 8.75
                             =======                                =======

     Under the terms of the Company's incentive stock option plans, employees and directors may be granted options to purchase the Company's common stock at the market price on the date the option is granted. At December 31, 2000, 1999 and 1998, a total of 565,601, 67,821 and 314,001 options, respectively, were available for future grants under the plans.

     The Company has reserved approximately 2.6 million shares of common stock for future issuance related to potential stock option exercises and conversion of the Series B Preferred Stock.

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

  Pro Forma Fair Value Disclosures

     In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123"), which established accounting and reporting standards for stock-based employee compensation plans. Statement 123 defines a fair value-based method of accounting for these equity instruments. This method measures compensation cost based on the value of the award and recognizes that cost over the service period. As permitted under Statement 123, the Company has elected to

                       REDHOOK ALE BREWERY, INCORPORATED
continue accounting for stock-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees ("Opinion 25"). Accordingly, because the grant price equals the market price on the date of grant, no compensation expense is recognized for stock options issued to employees. Had compensation cost for the Company's stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by Statement 123, the Company's net income (loss) and earnings (loss) per share for the years ended December 31, 2000, 1999 and 1998 would have been impacted as indicated in the following table. Pursuant to the provisions of Statement 123, the pro forma results shown below only reflect the impact of options granted subsequent to 1994.

                                                       YEAR ENDED DECEMBER 31,
                                               ---------------------------------------
                                                 2000          1999           1998
                                               ---------    -----------    -----------
Reported net income (loss)...................  $(728,207)   $(1,523,434)   $(4,011,180)
Pro forma net income (loss)..................   (963,456)    (2,083,754)    (4,570,357)
Reported basic and diluted earnings
  (loss) per share...........................  $   (0.10)   $     (0.20)   $     (0.52)
Pro forma basic and diluted earnings
  (loss) per share...........................  $   (0.13)   $     (0.27)   $     (0.59)

     The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                               2000      1999      1998
                                                              ------    ------    ------
Expected life of option.....................................  5 yrs.    5 yrs.    5 yrs.
Risk-free interest rate.....................................    6.75%     5.25%     4.73%
Volatility of the Company's stock...........................    82.3%     50.0%     50.0%
Dividend yield on the Company's stock.......................     0.0%      0.0%      0.0%

     The weighted average estimated fair value of options granted during the years ended December 31, is as follows:

                                                       2000        1999        1998
                                                     --------    --------    --------
Total number of options granted....................    95,000     293,950     295,950
Estimated fair value of each option granted........  $   1.06    $   1.69    $   2.97
Total estimated fair value of all options
  granted..........................................  $100,700    $496,776    $878,971

     In accordance with Statement 123, the weighted average estimated fair value of stock options granted is required to be based on a theoretical statistical model using the preceding Black-Scholes assumptions. In actuality, because Company stock options do not trade on a secondary exchange, employees can receive no value nor derive any benefit from holding stock options under these plans without an increase, above the grant price, in the market price of the Company's stock. Such an increase in stock price would benefit all stockholders commensurately. Refer to the table of options currently outstanding for the weighted average grant price for options granted during 2000, 1999 and 1998.

                       REDHOOK ALE BREWERY, INCORPORATED

 8. EARNINGS (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per common share:

                                                       YEAR ENDED DECEMBER 31,
                                               ----------------------------------------
                                                  2000          1999           1998
                                               ----------    -----------    -----------
Basic and diluted earnings (loss) per share
  computation:
  Numerator:
     Net income (loss).......................  $ (728,207)   $(1,523,434)   $(4,011,180)
                                               ----------    -----------    -----------
  Denominator:
     Weighted-average common shares..........   7,632,628      7,687,687      7,687,486
                                               ----------    -----------    -----------
          Basic and diluted earnings
            (loss) per share.................  $    (0.10)   $     (0.20)   $     (0.52)
                                               ==========    ===========    ===========

 9. INCOME TAXES

     The components of income tax expense (benefit) are as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                 -------------------------------------
                                                   2000         1999          1998
                                                 ---------    ---------    -----------
Current........................................  $  22,792    $  11,364    $  (493,864)
Deferred.......................................   (350,918)    (778,822)    (1,581,630)
                                                 ---------    ---------    -----------
                                                 $(328,126)   $(767,458)   $(2,075,494)
                                                 =========    =========    ===========

     The Company's effective income tax rate was 31.1%, 33.5% and 34.1% for the years ended December 31, 2000, 1999 and 1998, respectively. In 2000, the effective rate was lower than the federal statutory rate due primarily to lower pre-tax results relative to other components of the tax provision calculation, such as the exclusion of a portion of meals and entertainment expenses from tax return deductions.

     Current tax expense in 2000 and 1999 is attributable to state tax liabilities. Deferred income taxes reflect the net tax effects of temporary differences between the bases of assets and liabilities for financial reporting purposes and the bases used for income tax return purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                2000           1999
                                                             -----------    ----------
Deferred tax liabilities:
  Tax-over-book depreciation...............................  $10,192,182    $9,239,665
  Other....................................................      272,650       377,173
                                                             -----------    ----------
                                                              10,464,832     9,616,838
Deferred tax assets:
  NOL and AMT credit carryforwards.........................    9,162,201     7,815,813
  Other....................................................       26,482       173,958
                                                             -----------    ----------
                                                               9,188,683     7,989,771
                                                             -----------    ----------
Net deferred tax liability.................................  $ 1,276,149    $1,627,067
                                                             ===========    ==========

                       REDHOOK ALE BREWERY, INCORPORATED

     As of December 31, 2000, the Company had net operating loss carryforwards of $23.5 million and alternative minimum tax credit carryforwards of $184,000 which can be utilized to offset regular tax liabilities in future years. The alternative minimum tax credit carryforwards, which have no expiration date, and the tax benefit of the net operating loss carryforwards, substantially all of which expire from 2012 through 2020, are the primary components of the Company's deferred tax asset presented above.

10. COMMITMENTS

     In 2000 and 1999, the Company had an operating lease for its Fremont Brewery facility, occupied by the Trolleyman Pub and the corporate offices. Terms of the lease include annual rental payment adjustments to reflect changes in the Consumer Price Index. In 1997, the Company exercised its option to extend the lease through October 2002. The Company has an option to extend the lease for one additional five-year period.

     Prior to 1999, the Company leased office space near the Fremont Brewery. The Company exercised its option to terminate the lease in 1998 and moved its corporate offices to the Fremont Brewery building.

     In May 1995, the Company entered into an agreement to lease the land on which the New Hampshire Brewery was constructed. The initial lease period runs through April 2047 and may be extended at the Company's option for two additional seven-year terms. The lease also provides the Company with the first right of refusal to purchase the premises should the lessor receive an offer to sell the property to a third party. The monthly rent commenced upon the completion of the facility, and can escalate up to 5% at the end of every five-year period.

     Rent expense for the years ended December 31, 2000, 1999 and 1998 totaled $553,000, $536,000 and $862,000, respectively. For a portion of 1998, rent expense included a fee in lieu of property taxes on the New Hampshire Brewery.

     Minimum aggregate future lease payments under noncancelable operating leases as of December 31, 2000 are as follows:

2001...................................  $   532,613
2002...................................      487,377
2003...................................      261,197
2004...................................      260,277
2005...................................      253,978
Thereafter.............................   10,346,375
                                         -----------
                                         $12,141,817
                                         ===========

     The Company periodically enters into commitments to purchase certain natural gas and raw materials in the normal course of business. Furthermore, the Company has entered into purchase commitments to ensure it has the necessary supply of hops to meet future production requirements. Hop commitments are for crop years through 2003. The Company believes that hop commitments in excess of future requirements, if any, will not materially affect its financial condition or results of operations.

                       REDHOOK ALE BREWERY, INCORPORATED

11. EMPLOYEE BENEFIT PLAN

     The Company maintains a 401(k) savings plan for employees age 21 years or older with at least six months of service. The maximum employee contribution is 15% of the participant's compensation. The Company matches 100% of each dollar contributed by a participant, with a maximum matching contribution of 4% of a participant's compensation. The Company's contributions to the plan vest at varying rates up to five years depending upon the employee's years of service and totaled $186,000, $178,000 and $189,000 in 2000, 1999 and 1998,
respectively.

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

     The Company's most significant non-Alliance wholesaler, K&L Distributors, Inc., an independent A-B distributor, accounted for approximately 16%, 17% and 17% of total sales in 2000, 1999 and 1998, respectively. The sales to A-B through the Distribution Alliance represented 60%, 58% and 58% of total sales, or $22,582,000, $20,712,000 and $20,878,000 (net of an approximate 2% alliance fee), in 2000, 1999 and 1998, respectively. Additional fees incurred by the Company for A-B administrative and handling charges totaled $216,000, $188,000 and $183,000 in 2000, 1999 and 1998, respectively. The Company purchased certain materials through A-B totaling $3,989,000, $3,999,000 and $4,462,000 in 2000,
1999, and 1998, respectively. Net amount due to A-B was $120,000 and $415,000, as of December 31, 2000 and December 31, 1999, respectively.

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                      2000 QUARTER ENDED                       1999 QUARTER ENDED
                                            --------------------------------------   --------------------------------------
                                            DEC. 31   SEPT. 30   JUNE 30   MAR. 31   DEC. 31   SEPT. 30   JUNE 30   MAR. 31
                                            -------   --------   -------   -------   -------   --------   -------   -------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Sales.....................................  $ 8,960   $10,313    $10,408   $8,156    $8,853     $9,623    $9,309    $7,675
Less Excise Taxes.........................      754       922        984      764       803        894       866       703
                                            -------   -------    -------   ------    ------     ------    ------    ------
Net Sales.................................    8,206     9,391      9,424    7,392     8,050      8,729     8,443     6,972
Cost of Sales.............................    6,259     6,388      6,506    5,428     5,878      5,850     5,785     5,100
                                            -------   -------    -------   ------    ------     ------    ------    ------
Gross Profit..............................    1,947     3,003      2,918    1,964     2,172      2,879     2,658     1,872
Selling, General and Administrative
  Expenses................................    3,238     3,160      2,707    2,642     2,976      3,058     3,085     2,172
                                            -------   -------    -------   ------    ------     ------    ------    ------
Operating Income (Loss)...................   (1,291)     (157)       211     (678)     (804)      (179)     (427)     (300)
Interest Expense and Other Income,
  Net(1)..................................       10       990        (63)     (77)      (78)      (328)      (80)      (95)
                                            -------   -------    -------   ------    ------     ------    ------    ------
Income (Loss) Before Taxes................   (1,281)      833        148     (755)     (882)      (507)     (507)     (395)
Income Tax Provision (Benefit)............     (439)      306         59     (253)     (274)      (177)     (178)     (138)
                                            -------   -------    -------   ------    ------     ------    ------    ------
Net Income (Loss).........................  $  (842)  $   527    $    89   $ (502)   $ (608)    $ (330)   $ (329)   $ (257)
                                            =======   =======    =======   ======    ======     ======    ======    ======
Basic Earnings (Loss) per Share...........  $ (0.11)  $  0.07    $  0.01   $(0.07)   $(0.08)    $(0.04)   $(0.04)   $(0.03)
                                            =======   =======    =======   ======    ======     ======    ======    ======
Diluted Earnings (Loss) per Share.........  $ (0.11)  $  0.06    $  0.01   $(0.07)   $(0.08)    $(0.04)   $(0.04)   $(0.03)
                                            =======   =======    =======   ======    ======     ======    ======    ======
Barrels Shipped...........................     50.5      56.9       58.7     46.4      49.6       53.5      51.4      43.1

---------------
(1) In July 2000, the Company sold a warehousing facility and real estate parcel for approximately $1.7 million in cash and recorded a gain of approximately $1.0 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the Company's directors and executive officers is incorporated by reference from the Company's definitive proxy statement for its 2001 Annual Meeting of Stockholders (the "2001 Proxy Statement") under the captions "Board of Directors" or "Executive Compensation."

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated by reference from the 2001 Proxy Statement caption "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management is incorporated by reference from the 2001 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is incorporated by reference from the 2001 Proxy Statement under the caption "Certain Transactions."

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

     The following documents are filed as part of this report under Item 8:

          1. Audited Financial Statements and Financial Statement Schedules

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........   26
Balance Sheets as of December 31, 2000 and 1999.............   27
Statements of Operations for the Years Ended
  December 31, 2000, 1999 and 1998..........................   28
Statements of Common Stockholders' Equity for the Years
  Ended
  December 31, 2000, 1999 and 1998..........................   29
Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998..........................   30
Notes to Financial Statements...............................   31

          All other financial statement schedules are omitted because they were not required or the required information is included in the Financial Statements or Notes thereto.

          2. Exhibits

          The following exhibits are filed or incorporated by reference pursuant to Item 601 of Regulation S-K:

            3.1(1)      Articles of Amendment to and Second Restatement of Articles
                        of Incorporation of Registrant dated November 15, 1994;
                        Articles of Amendment, dated November 15, 1994; and Articles of Amendment dated June 15, 1995
            3.2         Amended and Restated Bylaws of Registrant, dated February
                        16, 2001;
           10.1(1)      Securities Purchase Agreement dated as of July 21, 1993,
                        between the Registrant and GE Capital Redhook Investment
                        Corp.
           10.2(1)      Securities Purchase Agreement dated as of July 21, 1993,
                        among Registrant and certain investors
           10.3(1)      Amendment No. 2 dated as of October 18, 1994, to Securities
                        Purchase Agreement dated as of July 21, 1993 (see Exhibits
                        10.1 and 10.2)
           10.4(1)      Investment Agreement dated as of October 18, 1994, between the Registrant and Anheuser-Busch, Incorporated
           10.5(1)      Registration Rights Agreement dated as of August 9, 1993,
                        between the Registrant and Purchasers (as defined therein)
           10.6(1)      Amendment No. 1 dated as of October 18, 1994, to
                        Registration Rights Agreement dated as of August 9, 1993
           10.7(1)      Registration Rights Agreement dated as of October 18, 1994, between Registrant and Anheuser-Busch, Incorporated
           10.8(1)      Employment Agreement between Registrant and Paul Shipman,
                        dated October 18, 1994
           10.9(1)      Multi-Tenant Lease between the Quadrant Corporation and
                        Registrant, dated June 1, 1987, as amended, November 5,
                        1987, February 1, 1988, March 29, 1988, June 27, 1988,
                        October 27, 1988, June 18, 1991, October 1, 1991, December
                        22, 1992 and March 31, 1993
           10.11(1)     Sublease between Pease Development Authority as Sublessor
                        and Registrant as Sublessee, dated May 30, 1995
           10.14(1)     Amended and Restated Registrant's Directors Stock Option
                        Plan
           10.15(1)     Registrant's Incentive Stock Option Plan, dated September
                        12, 1990
           10.16(1)     1992 Stock Incentive Plan, approved October 20, 1992, as
                        amended, October 11, 1994 and May 25, 1995
           10.18(1)     Amended and Restated Credit Agreement between U.S. Bank of
                        Washington, National Association and Registrant, dated June
                        5, 1995
           10.21(1)(9)  Master Distributor Agreement between Registrant and
                        Anheuser-Busch, Incorporated, dated October 18, 1994
           10.22(1)     Amendment No. 3 dated as of July 27, 1995, to Securities
                        Purchase Agreement dated as of July 21, 1993 (see Exhibits
                        10.1 and 10.2)
           10.23(1)     Amendment dated as of July 25, 1995, between the Registrant and GE Capital Redhook Investment Corp.
           10.24(1)     Assignment of Sublease and Assumption Agreement dated as of
                        July 1, 1995, between Registrant and Redhook of New
                        Hampshire, Inc. (see Exhibit 10.11)
           10.25(1)     Letter Agreement dated as of July 31, 1995, between
                        Registrant and Anheuser-Busch, Incorporated

           10.26(7)     Employment Agreement between Registrant and Bradley A. Berg, dated December 20, 1999
           10.27(8)     Employment Agreement between Registrant and David J.
                        Mickelson, dated December 20, 1999
           10.28(8)     Employment Agreement between Registrant and Allen L
                        Triplett, dated December 20, 1999
           10.29(8)     Employment Agreement between Registrant and Pamela J.
                        Hinckley, dated December 20, 1999
           10.30(2)     Amendment No. 1 dated as of June 26, 1996, to Master
                        Distribution Agreement between Registrant and
                        Anheuser-Busch, Incorporated, dated October 18, 1994
           10.31(2)     Amendment dated as of February 27, 1996, to Registrant's
                        1992 Stock Incentive Plan, as amended
           10.32(2)     Amendment dated as of February 27, 1996, to Amended and
                        Restated Registrant's Directors Stock Option Plan
           10.33(2)     Amendment dated as of July 25, 1996, to Registrant's 1992
                        Stock Incentive Plan, as amended
           10.34(3)     First Amendment dated as of July 25, 1996, to Amended and
                        Restated Credit Agreement between U.S. Bank of Washington,
                        National Association and Registrant, dated June 5, 1995
           10.35(4)     Second Amendment to Amended and Restated Credit Agreement
                        between U.S. Bank of Washington, National Association and
                        Registrant, dated September 15, 1997
           10.36(4)     Consent, Waiver and Amendment, dated September 19, 1997, to
                        Master Distributor Agreement between Registrant and
                        Anheuser-Busch, Incorporated, dated October 18, 1994
           10.37(5)(9)  Purchasing Agreement dated as of March 27, 1998, between and
                        Anheuser-Busch, Incorporated
           10.38(6)     Third Amendment to Amended and Restated Credit Agreement
                        between U.S. Bank of Washington, National Association and
                        Registrant, dated February 22, 1999
           10.39(6)     Amended and Restated Rights Agreement between Registrant and
                        ChaseMellon Shareholder Services, LLC, dated as of May 12,
                        1999
           10.40(6)     First Amendment to Employment Agreement between Registrant and Paul Shipman, dated May 6, 1999
           10.41(8)     Employment Agreement between Registrant and Greg Marquina, dated August 1, 2000
           10.42(8)     Fourth Amendment to Amended and Restated Credit Agreement
                        between U.S. Bank National Association and Registrant, dated
                        August 10, 2000
           10.43        Employment Agreement between Registrant and Paul Shipman,
                        dated November 1, 2000
           21.1(1)      Subsidiaries of the Registrant
           23.1         Consent of Ernst & Young LLP, Independent Auditors

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

             (7) Incorporated by reference to same exhibit number as in the
                 Company's Form 10-K for the year ended December 31, 1999.

             (8) Incorporated by reference to same exhibit number as in the
                 Company's Form 10-Q for the quarter ended September 30, 2000.

             (9) Confidential treatment has been granted for portions of this document.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 30, 2001.

                                          REDHOOK ALE BREWERY, INCORPORATED

                                          By        /s/ DAVID J. MICKELSON
                                            ------------------------------------
                                                   David J. Mickelson
                                                   Executive Vice President,
                                                   Chief Financial Officer and
                                                   Chief Operating Officer

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
     /s/ PAUL S. SHIPMAN                               President, Chief Executive       March 30, 2001
-----------------------------------------------------  Officer and Chairman of the
     Paul S. Shipman                                   Board (Principal Executive
                                                       Officer)

     /s/ DAVID J. MICKELSON                            Executive Vice President,        March 30, 2001
-----------------------------------------------------  Chief Financial Officer and
     David J. Mickelson                                Chief Operating Officer
                                                       (Principal Financial Officer)

     /s/ ANNE M. MUELLER                               Controller and Treasurer         March 30, 2001
-----------------------------------------------------  (Principal Accounting Officer)
     Anne M. Mueller

     /s/ M. COLLEEN BECKEMEYER                         Director                         March 30, 2001
-----------------------------------------------------
     M. Colleen Beckemeyer

     /s/ FRANK H. CLEMENT                              Director                         March 30, 2001
-----------------------------------------------------
     Frank H. Clement

     /s/ JERRY D. JONES                                Director                         March 30, 2001
-----------------------------------------------------
     Jerry D. Jones

     /s/ ANTHONY J. SHORT                              Director                         March 30, 2001
-----------------------------------------------------
     Anthony J. Short

     /s/ WALTER F. WALKER                              Director                         March 30, 2001
-----------------------------------------------------
     Walter F. Walker

          2. Exhibits

          The following exhibits are filed or incorporated by reference pursuant to Item 601 of Regulation S-K:

            3.1(1)      Articles of Amendment to and Second Restatement of Articles
                        of Incorporation of Registrant dated November 15, 1994;
                        Articles of Amendment, dated November 15, 1994; and Articles of Amendment dated June 15, 1995
            3.2         Amended and Restated Bylaws of Registrant, dated February
                        16, 2001;
           10.1(1)      Securities Purchase Agreement dated as of July 21, 1993,
                        between the Registrant and GE Capital Redhook Investment
                        Corp.
           10.2(1)      Securities Purchase Agreement dated as of July 21, 1993,
                        among Registrant and certain investors
           10.3(1)      Amendment No. 2 dated as of October 18, 1994, to Securities
                        Purchase Agreement dated as of July 21, 1993 (see Exhibits
                        10.1 and 10.2)
           10.4(1)      Investment Agreement dated as of October 18, 1994, between the Registrant and Anheuser-Busch, Incorporated
           10.5(1)      Registration Rights Agreement dated as of August 9, 1993,
                        between the Registrant and Purchasers (as defined therein)
           10.6(1)      Amendment No. 1 dated as of October 18, 1994, to
                        Registration Rights Agreement dated as of August 9, 1993
           10.7(1)      Registration Rights Agreement dated as of October 18, 1994, between Registrant and Anheuser-Busch, Incorporated
           10.8(1)      Employment Agreement between Registrant and Paul Shipman,
                        dated October 18, 1994
           10.9(1)      Multi-Tenant Lease between the Quadrant Corporation and
                        Registrant, dated June 1, 1987, as amended, November 5,
                        1987, February 1, 1988, March 29, 1988, June 27, 1988,
                        October 27, 1988, June 18, 1991, October 1, 1991, December
                        22, 1992 and March 31, 1993
           10.11(1)     Sublease between Pease Development Authority as Sublessor
                        and Registrant as Sublessee, dated May 30, 1995
           10.14(1)     Amended and Restated Registrant's Directors Stock Option
                        Plan
           10.15(1)     Registrant's Incentive Stock Option Plan, dated September
                        12, 1990
           10.16(1)     1992 Stock Incentive Plan, approved October 20, 1992, as
                        amended, October 11, 1994 and May 25, 1995
           10.18(1)     Amended and Restated Credit Agreement between U.S. Bank of
                        Washington, National Association and Registrant, dated June
                        5, 1995
           10.21(1)(9)  Master Distributor Agreement between Registrant and
                        Anheuser-Busch, Incorporated, dated October 18, 1994
           10.22(1)     Amendment No. 3 dated as of July 27, 1995, to Securities
                        Purchase Agreement dated as of July 21, 1993 (see Exhibits
                        10.1 and 10.2)
           10.23(1)     Amendment dated as of July 25, 1995, between the Registrant and GE Capital Redhook Investment Corp.
           10.24(1)     Assignment of Sublease and Assumption Agreement dated as of
                        July 1, 1995, between Registrant and Redhook of New
                        Hampshire, Inc. (see Exhibit 10.11)
           10.25(1)     Letter Agreement dated as of July 31, 1995, between
                        Registrant and Anheuser-Busch, Incorporated

           10.26(7)     Employment Agreement between Registrant and Bradley A. Berg, dated December 20, 1999
           10.27(8)     Employment Agreement between Registrant and David J.
                        Mickelson, dated December 20, 1999
           10.28(8)     Employment Agreement between Registrant and Allen L
                        Triplett, dated December 20, 1999
           10.29(8)     Employment Agreement between Registrant and Pamela J.
                        Hinckley, dated December 20, 1999
           10.30(2)     Amendment No. 1 dated as of June 26, 1996, to Master
                        Distribution Agreement between Registrant and
                        Anheuser-Busch, Incorporated, dated October 18, 1994
           10.31(2)     Amendment dated as of February 27, 1996, to Registrant's
                        1992 Stock Incentive Plan, as amended
           10.32(2)     Amendment dated as of February 27, 1996, to Amended and
                        Restated Registrant's Directors Stock Option Plan
           10.33(2)     Amendment dated as of July 25, 1996, to Registrant's 1992
                        Stock Incentive Plan, as amended
           10.34(3)     First Amendment dated as of July 25, 1996, to Amended and
                        Restated Credit Agreement between U.S. Bank of Washington,
                        National Association and Registrant, dated June 5, 1995
           10.35(4)     Second Amendment to Amended and Restated Credit Agreement
                        between U.S. Bank of Washington, National Association and
                        Registrant, dated September 15, 1997
           10.36(4)     Consent, Waiver and Amendment, dated September 19, 1997, to
                        Master Distributor Agreement between Registrant and
                        Anheuser-Busch, Incorporated, dated October 18, 1994
           10.37(5)(9)  Purchasing Agreement dated as of March 27, 1998, between and
                        Anheuser-Busch, Incorporated
           10.38(6)     Third Amendment to Amended and Restated Credit Agreement
                        between U.S. Bank of Washington, National Association and
                        Registrant, dated February 22, 1999
           10.39(6)     Amended and Restated Rights Agreement between Registrant and
                        ChaseMellon Shareholder Services, LLC, dated as of May 12,
                        1999
           10.40(6)     First Amendment to Employment Agreement between Registrant and Paul Shipman, dated May 6, 1999
           10.41(8)     Employment Agreement between Registrant and Greg Marquina, dated August 1, 2000
           10.42(8)     Fourth Amendment to Amended and Restated Credit Agreement
                        between U.S. Bank National Association and Registrant, dated
                        August 10, 2000
           10.43        Employment Agreement between Registrant and Paul Shipman,
                        dated November 1, 2000
           21.1(1)      Subsidiaries of the Registrant
           23.1         Consent of Ernst & Young LLP, Independent Auditors

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

             (7) Incorporated by reference to same exhibit number as in the
                 Company's Form 10-K for the year ended December 31, 1999.

             (8) Incorporated by reference to same exhibit number as in the
                 Company's Form 10-Q for the quarter ended September 30, 2000.

             (9) Confidential treatment has been granted for portions of this document.