Form 10-Q
period 2001-03-31
REDHOOK ALE BREWERY INC
filed 2001-05-15
CIK 892222

==============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


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


   Common stock, par value $.005 per share: 7,127,886 shares outstanding as of March 31, 2001.

                    Page 1 of 14 sequentially numbered pages

===============================================================================

                        REDHOOK ALE BREWERY, INCORPORATED

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                TABLE OF CONTENTS


                                                                                       PAGE
                                                                                       -----
PART I.         FINANCIAL INFORMATION

ITEM 1.         Financial Statements

                    Balance Sheets
                       March 31, 2001 and December 31, 2000 .........................    3

                    Statements of Operations
                       Three Months Ended March 31, 2001 and 2000 ...................    4

                    Statements of Cash Flows
                       Three Months Ended March 31, 2001 and 2000 ...................    5

                    Notes to Financial Statements.....................................   6

ITEM 2.         Management's Discussion and Analysis of Financial Condition
                    and Results of Operations ........................................   8

ITEM 3.         Quantitative and Qualitative Disclosures about Market Risk ...........  13


PART II.        OTHER INFORMATION

ITEM 6.         Exhibits and Reports on Form 8-K.....................................   13

PART I.
ITEM 1. FINANCIAL STATEMENTS

                        REDHOOK ALE BREWERY, INCORPORATED

                                 BALANCE SHEETS


                                                                                MARCH 31,          DECEMBER 31,
                                                                                  2001                2000
                                                                              ------------       ------------
                                                                              (Unaudited)
                                           ASSETS
      Current Assets:
        Cash and Cash Equivalents ......................................      $  5,566,514       $  7,487,190
        Accounts Receivable ............................................         1,808,232          1,075,730
        Inventories ....................................................         3,021,698          2,726,071
        Other ..........................................................           184,798            296,082
                                                                              ------------       ------------

          Total Current Assets .........................................        10,581,242         11,585,073
      Fixed Assets, Net ................................................        73,026,856         73,670,248
      Other Assets .....................................................           267,807            365,181
                                                                              ------------       ------------

            Total Assets ...............................................      $ 83,875,905       $ 85,620,502
                                                                              ============       ============


                           LIABILITIES, PREFERRED STOCK
                         AND COMMON STOCKHOLDERS' EQUITY

      Current Liabilities:
        Accounts Payable ...............................................      $  2,263,117       $  2,664,165
        Accrued Salaries, Wages and Payroll Taxes ......................         1,383,255          1,528,739
        Refundable Deposits ............................................         1,793,777          1,791,267
        Other Accrued Expenses .........................................           348,513            333,805
        Current Portion of Long-Term Debt ..............................           450,000            450,000
                                                                              ------------       ------------
          Total Current Liabilities ....................................         6,238,662          6,767,976
                                                                              ------------       ------------
      Long-Term Debt, Net of Current Portion ...........................         6,862,500          6,975,000
                                                                              ------------       ------------
      Deferred Income Taxes ............................................         1,005,705          1,276,149
                                                                              ------------       ------------
      Convertible Redeemable Preferred Stock ...........................        16,110,555         16,099,455
                                                                              ------------       ------------
      Common Stockholders' Equity:
        Common Stock, Par Value $0.005 per Share, Authorized, 50,000,000
          Shares; Issued and Outstanding, 7,127,886 Shares in 2001 and
          7,312,786 in 2000 ............................................            35,639             36,564
        Additional Paid-In Capital .....................................        56,101,696         56,407,023
        Accumulated Deficit ............................................        (2,478,852)        (1,941,665)
                                                                              ------------       ------------
            Total Common Stockholders' Equity ..........................        53,658,483         54,501,922
                                                                              ------------       ------------
              Total Liabilities, Preferred Stock and
                Common Stockholders' Equity ............................      $ 83,875,905       $ 85,620,502
                                                                              ============       ============


                             See Accompanying Notes

                        REDHOOK ALE BREWERY, INCORPORATED

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                         THREE MONTHS ENDED MARCH 31,
                                                        ------------------------------
                                                            2001              2000
                                                        -----------       -----------
      Sales ......................................      $ 8,898,629       $ 8,156,474
      Less Excise Taxes ..........................          755,616           764,815
                                                        -----------       -----------
      Net Sales ..................................        8,143,013         7,391,659
      Cost of Sales ..............................        6,218,705         5,427,734
                                                        -----------       -----------
      Gross Profit ...............................        1,924,308         1,963,925
      Selling, General and Administrative Expenses        2,676,672         2,642,133
                                                        -----------       -----------
      Operating Income (Loss) ....................         (752,364)         (678,208)
      Interest Expense ...........................          130,262           140,544
      Other Income -- Net ........................           91,518            63,281
                                                        -----------       -----------
      Income (Loss) before Income Taxes ..........         (791,108)         (755,471)
      Income Tax Expense (Benefit) ...............         (265,021)         (253,083)
                                                        -----------       -----------
      Net Income (Loss) ..........................      $  (526,087)      $  (502,388)
                                                        ===========       ===========
      Basic Earnings (Loss) per Share ............      $     (0.07)      $     (0.07)
                                                        ===========       ===========
      Diluted Earnings (Loss) per Share ..........      $     (0.07)      $     (0.07)
                                                        ===========       ===========


                             See Accompanying Notes

                        REDHOOK ALE BREWERY, INCORPORATED

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                              THREE MONTHS ENDED MARCH 31,
                                                              ---------------------------
                                                                  2001              2000
                                                              -----------       -----------
      OPERATING ACTIVITIES
      Net Income (Loss) ..................................    $  (526,087)      $  (502,388)
      Adjustments to Reconcile Net Loss to Net Cash
        Used in Operating Activities:
          Depreciation and Amortization ..................        812,331           822,832
          Deferred Income Taxes ..........................       (270,444)         (258,744)
          Net Change in Operating Assets and Liabilities..     (1,361,010)         (950,539)
                                                              -----------       -----------
      Net Cash Used in Operating Activities ..............     (1,345,210)         (888,839)
                                                              -----------       -----------
      INVESTING ACTIVITIES
      Expenditures for Fixed Assets ......................       (156,714)          (92,727)
      Proceeds from Sale of Assets and Other, Net ........              -            (1,000)
                                                              -----------       -----------
      Net Cash Used in Investing Activities ..............       (156,714)          (93,727)
                                                              -----------       -----------
      FINANCING ACTIVITIES
      Principal Payments on Debt .........................       (112,500)         (112,500)
      Repurchase of Common Stock .........................       (306,252)                -
                                                              -----------       -----------
      Net Cash Used in Financing Activities ..............       (418,752)         (112,500)
                                                              -----------       -----------
      Decrease in Cash and Cash Equivalents ..............     (1,920,676)       (1,095,066)
      Cash and Cash Equivalents:
        Beginning of Period ..............................      7,487,190         5,462,779
                                                              -----------       -----------
        End of Period ....................................    $ 5,566,514       $ 4,367,713
                                                              ===========       ===========

                             See Accompanying Notes

                        REDHOOK ALE BREWERY, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



1.  BASIS OF PRESENTATION

    The accompanying financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The accompanying financial statements of Redhook Ale Brewery, Incorporated (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These financial statements are unaudited but, in the opinion of management, reflect all material adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company, for the periods presented. All such adjustments were of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results of operations for the full year.


2.  EARNINGS (LOSS) PER SHARE

    The calculation of adjusted weighted-average shares outstanding for purposes of computing diluted earnings per share includes the dilutive effect of all outstanding convertible redeemable preferred stock and outstanding stock options for the periods in which the Company reports net income. The calculation uses the treasury stock method in determining the resulting incremental average equivalent shares outstanding when the outstanding convertible redeemable preferred stock and outstanding stock options have a dilutive effect.

    The following table sets forth the computation of basic and diluted earnings
(loss) per common share:

                                                           THREE MONTHS ENDED MARCH 31,
                                                          -----------------------------
                                                              2001              2000
                                                          -----------       -----------
      Basic earnings (loss) per share computation:
        Numerator:
          Net income (loss) ........................      $  (526,087)      $  (502,388)
                                                          -----------       -----------
        Denominator:
          Weighted-average common shares ...........        7,197,513         7,687,786
                                                          -----------       -----------
              Basic earnings (loss) per share ......      $     (0.07)      $     (0.07)
                                                          ===========       ===========
      Diluted earnings (loss) per share computation:
        Numerator:
          Net income (loss) ........................      $  (526,087)      $  (502,388)
                                                          -----------       -----------
        Denominator:
          Weighted-average common shares ...........        7,197,513         7,687,786
                                                          -----------       -----------
                Diluted earnings (loss) per share ..      $     (0.07)      $     (0.07)
                                                          ===========       ===========

                        REDHOOK ALE BREWERY, INCORPORATED

                                   (Unaudited)

3.  INVENTORIES

    Inventories consist of the following:

                                     MARCH 31,     DECEMBER 31,
                                       2001            2000
                                   ----------      ----------
      Finished goods ........      $1,294,434      $  935,229
      Raw materials .........       1,126,000       1,126,772
      Promotional merchandise         447,833         444,584
      Packaging materials ...         153,431         219,486
                                   ----------      ----------
                                   $3,021,698      $2,726,071
                                   ==========      ==========

    Finished goods include beer held in fermentation prior to the filtration and packaging process.


4.  STOCK REPURCHASE PROGRAM

    In May 2000, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's outstanding shares of common stock. In January 2001, the Board of Directors authorized the repurchase of an additional 250,000 shares of its outstanding common stock. As of March 31, 2001, 560,000 outstanding shares of common stock had been purchased in the open market for $891,000. During the three-month period ended March 31, 2001, 185,000 outstanding shares of common stock had been purchased for $306,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the Company's Financial Statements and Notes thereto included herein. The Company believes that period-to-period comparisons of its financial results should not be relied upon as an accurate indicator of future performance.

OVERVIEW

    Since its formation, the Company has focused its business activities on the brewing, marketing and selling of craft beers. For the three months ended March 31, 2001, the Company had gross sales of $8,899,000, an increase of 9.1% from the three months ended March 31, 2000. The Company's sales consist predominantly of sales of beer to third-party distributors and Anheuser-Busch, Inc. ("A-B") through the Company's long-term distribution alliance with A-B (the "Distribution Alliance"). In addition, the Company derives other revenues primarily from the sale of beer, food, apparel and other retail items in its brewery pubs. The Company is required to pay federal excise taxes on sales of its beer in the amount of $7 per barrel on the first 60,000 barrels it sells annually. The excise tax burden on beer sales increases from $7 to $18 per barrel on annual sales over 60,000 barrels and thus, if sales volume fluctuates, federal excise taxes would change as a percentage of sales.

    The Company's sales volume (shipments) increased 6.9% to 49,600 barrels for the three months ended March 31, 2001, as compared to the same period in 2000. In addition to the level of consumer demand in existing markets, the Company's sales are also affected by other factors such as competitive considerations, including the significant number of craft brewers and their promotional pricing and new product introductions as well as increased competition from imported beers. Sales in the craft beer industry generally reflect a degree of seasonality, with the first and fourth quarters historically being the slowest. The Company has historically operated with little or no backlog, and its ability to predict sales for future periods is limited.

    Under normal circumstances, the Company operates its brewing facilities up to five days per week with multiple shifts per day. While the maximum designed production capacity for each of the Woodinville and Portsmouth breweries is approximately 250,000 barrels per year, the current production capacity is approximately 250,000 and 100,000 barrels per year, respectively. Production capacity at the Portsmouth facility can be added in phases until the facility reaches its maximum designed production capacity of 250,000 barrels per year. Such an increase would require additional capital expenditures, primarily for fermentation equipment, and production personnel. The decision to add capacity is affected by the availability of capital, construction constraints and anticipated sales in new and existing markets.

    The Company's capacity utilization has a significant impact on gross profit. Generally, when facilities are operating at their maximum designed production capacities, profitability is favorably affected because fixed and semivariable operating costs, such as depreciation and production salaries, are spread over a larger sales base. Because the Company's current period production levels were substantially below its current production capacity, gross margins were negatively impacted. This impact is expected to be reduced as actual production increases.

    In addition to capacity utilization, the Company expects other factors to influence profit margins, including higher costs associated with the enhancement of existing and the development of newer distribution territories, such as increased shipping, marketing and sales personnel costs; fees related to the distribution agreement with A-B; changes in packaging and other material costs; and changes in product sales mix.

    See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Considerations: Issues and Uncertainties."

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain items from the Company's Statements of Operations expressed as a percentage of net sales.

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                          -------------------
                                                           2001        2000
                                                          -----        -----
      Sales ......................................        109.3 %      110.3 %
      Less Excise Taxes ..........................          9.3         10.3
                                                          -----        -----
      Net Sales ..................................        100.0        100.0
      Cost of Sales ..............................         76.4         73.4
                                                          -----        -----
      Gross Profit ...............................         23.6         26.6
      Selling, General and Administrative Expenses         32.9         35.7
                                                          -----        -----
      Operating Income (Loss) ....................         (9.3)        (9.1)
      Interest Expense ...........................          1.6          1.9
      Other Income -- Net ........................          1.1          0.8
                                                          -----        -----
      Income (Loss) Before Income Taxes ..........         (9.8)       (10.2)
      Income Tax Provision (Benefit) .............         (3.3)        (3.4)
                                                          -----        -----
      Net Income (Loss) ..........................         (6.5)%       (6.8)%
                                                          =====        =====


THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

    Sales. Total sales increased 9.1% to $8,899,000 for the three months ended March 31, 2001, compared to $8,156,000 in the comparable 2000 period, resulting from a 6.9% increase in sales volume and slightly higher average pricing net of promotional discounts, offset by a slight decrease in other sales. Total sales volumes for the first quarter of 2001 increased to 49,600 barrels from 46,400 barrels for the same period in 2000. West Coast sales increased 1.7% in the first quarter of 2001, including a 0.4% increase in Washington State, the Company's largest market. Sales other than wholesale beer sales, primarily retail pub revenues totaled $811,000 in the three months ended March 31, 2001, compared to $835,000 in the comparable 2000 period. At March 31, 2001 and 2000, the Company's products were distributed in 48 states.

    Excise Taxes. Excise taxes decreased to $756,000, or 9.3% of net sales in the 2001 first quarter, compared to $765,000, or 10.3% of net sales in the 2000 first quarter. In September 2000, Washington State regulations were modified to require beer taxes previously paid by Washington State brewers now be paid by Washington State distributors, the effect of which was to decrease sales prices charged distributors and decrease excise taxes. Accordingly, both sales and excise taxes decreased as a percentage of net sales for the first quarter of 2001.

    Cost of Sales. Cost of sales increased 14.6% to $6,219,000 in the first three months of 2001, compared to $5,428,000 in the comparable 2000 period, due to higher sales volume, increased raw material, utility and freight costs, and a shift in product mix towards an increasing proportion of package sales, including 12-packs. Cost of sales, as a percentage of net sales, was 76.4% for the 2001 period compared to 73.4% for the 2000 period. The utilization rate, based upon the breweries' combined current production capacity, was 56.7% and 53.0% for quarters ended March 31, 2001 and 2000, respectively. The utilization rate, based upon the breweries' combined maximum designed capacity, was 39.7% and 37.1% for the quarters ended March 31, 2001 and 2000, respectively.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $2,677,000 in the 2001 first quarter, compared to $2,642,000 in the 2000 first quarter due to the decision to add several new sales positions in important geographic markets during the second half of 2000, partially offset by a decrease in expenditures for the brand investment advertising and promotion program. As a percentage of net sales, these expenses were 32.9% and 35.7% for the quarters ended March 31, 2001 and 2000, respectively.

    Interest Expense. Interest expense decreased to $130,000 for the first quarter of 2001, compared to $141,000 for the comparable 2000 period, reflecting the effect of lower outstanding debt and lower average interest rates.

    Other Income -- Net. Other income - net, increased to $92,000 in the 2001 first quarter, compared to $63,000 in the 2000 first quarter. The increase is due to an increase in average balance of interest-bearing deposits offset by lower average interest rates.

    Income Taxes. The Company's effective income tax rate was a 33.5% benefit for both the first quarter of 2001 and the first quarter of 2000. The first quarter 2001 estimated effective tax rate is based upon an estimate of the full-year pretax result, relative to other components of the tax provision calculation, such as the exclusion of a portion of meals and entertainment expenses from tax return deductions.


LIQUIDITY AND CAPITAL RESOURCES

    The Company had $5,567,000 and $7,487,000 of cash and cash equivalents at March 31, 2001 and December 31, 2000, respectively. At March 31, 2001, the Company had working capital of $4,343,000. The Company's long-term debt as a percentage of total capitalization (long-term debt, convertible redeemable preferred stock and common stockholders' equity) was 9.5% at both March 31, 2001 and December 31, 2000. Cash used in operating activities was $1,345,000 and $889,000 for the three months ended March 31, 2001 and 2000, respectively. The decrease in operating cash flow in the three months ended March 31, 2001, was due to the timing of the collection of accounts receivable in December 2000 and payment of certain current liabilities in January 2001.

    On June 5, 1997, the Company converted the $9 million outstanding balance of its secured bank facility (the "Secured Facility") to a five-year term loan with a 20-year amortization schedule. As of March 31, 2001, there was $7.3 million outstanding on the Secured Facility, and the Company's one-month LIBOR-based borrowing rate was approximately 6.50%. In addition, the Company has a $10 million revolving credit facility (the "Revolving Facility") with the same bank through July 1, 2002, and as of March 31, 2001, there were no borrowings outstanding on this facility. The Secured Facility and the Revolving Facility are secured by substantially all of the Company's assets. Interest accrues at a variable rate based on the London Inter Bank Offered Rate ("LIBOR"), plus 1.25% to 2.00% for the Secured Facility depending on the Company's debt-to-tangible net worth ratio. The interest rate for the Revolving Facility is the applicable LIBOR plus 1.00% to 2.00%, depending on the Company's debt service-to-cash flow ratio. The Company has the option to fix the applicable interest rate for up to twelve months by selecting LIBOR for one- to twelve-month periods as a base.

    The Company has required capital principally for the construction and development of its technologically-advanced production facilities. To date, the Company has financed its capital requirements through cash flow from operations, bank borrowings and the sale of common and preferred stock. The Company expects to meet its future financing needs, including the advertising expenditures associated with the brand investment advertising and promotion program, and working capital and capital expenditure requirements, through cash on hand, operating cash flow and, to the extent required and available, bank borrowings and offerings of debt or equity securities.

    Capital expenditures for the first quarter of 2001 totaled $157,000. Capital expenditures for the full year 2001 are expected to total approximately $500,000.

    In May 2000, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's outstanding shares of common stock. In January 2001, the Board of Directors authorized the repurchase of an additional 250,000 shares of its outstanding common stock. As of March 31, 2001, 560,000 outstanding shares of common stock had been purchased in the open market for $891,000. As of April 30, 2001, 606,000 outstanding shares of common stock had been purchased in the open market for $964,000.

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

    Effect of Competition on Future Sales. The domestic market in which the Company's craft beers are sold is highly competitive due to the proliferation of small craft brewers, including contract brewers, the increase in the number of products offered by such brewers, increased competition from imported beers and the introduction of fuller-flavored products by major national brewers. The Company's revenue growth rate began to slow in late 1996, and sales volume declines ranged from 2.3% to 5.7% during the years 1997 through 1999, due to the highly competitive draft beer market. Sales volumes for the year ended December 31, 2000 increased 7.6% as compared to the corresponding prior year, and sales volumes for all quarters from September 30, 1999 through March 31, 2001 increased from 2.0% to 14.2% as compared to corresponding prior year quarters. If the Company were to experience negative sales trends, the Company's future sales and results of operations would be adversely affected. The Company has historically operated with little or no backlog and, therefore, its ability to predict sales for future periods is limited.

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

    Variability of Gross Margin and Cost of Sales. The Company anticipates that its future gross margins will fluctuate and may decline as a result of many factors, including disproportionate depreciation and other fixed and semivariable operating costs, depending on the level of production at the Company's breweries in relation to current and maximum designed production capacity. The Company's high level of fixed and semivariable operating costs causes gross margin to be very sensitive to relatively small increases or decreases in sales volume. In addition, other factors that could affect cost of sales include changes in: freight charges, availability and prices of raw materials and packaging materials, mix between draft and bottled product sales, the sales mix of various bottled product packages and Federal or state excise taxes. Also, as sales volumes through the Distribution Alliance increase, the alliance fee, and other staging and administrative costs, would increase.

    Advertising and Promotional Costs. Prior to June 1999 the Company had done very limited advertising. Based upon market and competitive considerations, the Company determined that a significant increase in such spending was appropriate. Accordingly, in June 1999 the Company began a brand investment program that significantly increased advertising and related costs. The increased advertising investment continued through 1999, 2000 and the first three months of 2001 and is expected to continue for the foreseeable future with the objective of establishing or maintaining momentum towards capturing a larger share of the fragmented craft beer market. This increased spending has significantly increased the Company's selling, general and administrative expenses in 1999, 2000 and the first three months of 2001, leading to increased losses and a reduction in stockholders' equity. In addition, market and competitive considerations could require an increase in other promotional costs associated with developing existing and new markets.

    Relationship with Anheuser-Busch, Incorporated. Most of the Company's future sales are expected to be through the Distribution Alliance with A-B. If the Distribution Alliance were to be terminated, or if the relationship between A-B and the Company were to deteriorate, the Company's sales and results of operations could be materially adversely affected. In the event that the A-B Distribution Agreement is terminated on or before December 31, 2004, under circumstances described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, Item 1. (see Business - Relationship with Anheuser-Busch, Incorporated - A-B Distribution Agreement), the terms of the Series B Preferred Stock purchased by A-B pursuant to the A-B Investment Agreement require the mandatory redemption of the Series B Preferred Stock on December 31, 2004, at a redemption price equal to $12.61 per share (approximately $16.3 million in the aggregate), plus an amount equal to accumulated and unpaid dividends thereon, from legally available funds. Such a mandatory redemption could have a material adverse effect on the financial position and cash flows of the Company. While the Company believes that the benefits of the Distribution Alliance, in particular distribution and material cost efficiencies, offset costs associated with the Alliance, there can be no assurance that these costs will not have a negative impact on the Company's profit margins in the future.

    Dependence on Third-Party Distributors. The Company relies heavily on third-party distributors for the sale of its products to retailers. The Company's most significant non-Distribution Alliance wholesaler, K&L Distributors, Inc., an A-B affiliated wholesaler in the Seattle area, accounted for approximately 13% of the Company's sales in the first three months of 2001. Substantially all of the remaining sales volumes are now through the Distribution Alliance to A-B affiliated distributors, most of whom are independent wholesalers. A disruption of wholesalers' or A-B's ability to distribute products efficiently due to any significant operational problems, such as wide-spread labor union strikes, or the loss of K&L Distributors as a customer, or the termination of the Distribution Alliance could have a material adverse impact on the Company's sales and results of operations.

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

    Effect of Sales Trends on Brewery Efficiency and Operations. Even though sales volumes for 2000 increased 7.6% as compared to 1999, and sales volumes for all quarters from September 30, 1999 through March 31, 2001 increased from 2.0% to 14.2% as compared to corresponding prior year quarters, the Company's sales volumes declined modestly in 1997, 1998 and the first half of 1999. Those declines coincided with significantly slower sales growth in the highly competitive craft beer segment. The Company's breweries have been operating at production levels substantially below their actual and maximum designed capacities. Operating breweries at low capacity utilization rates negatively impacts gross margins and operating cash flows generated by the production facilities. In 1998, the Company permanently curtailed production at its Fremont Brewery and wrote the related assets down to their estimated net realizable value. The Company will continue to evaluate whether it expects to recover the costs of its two remaining production facilities over the course of their useful lives.

      Income Tax Benefits. As of December 31, 2000, the Company had federal income tax net operating loss carryforwards ("NOL's") of approximately $23.5 million, substantially all of which expire from 2012 through 2020. NOL's can generally be utilized to offset regular tax liabilities in future years, and carried back no more than 2 years and forward no more than 20 years. Should the Company incur significant operating losses in the future, thus generating additional NOL's, the Company may be required to establish a valuation allowance if it is more likely than not that all, or a portion, of an NOL would either expire before the Company is able to realize its benefit, or that future utilization is uncertain. Such a valuation allowance would reduce the income tax benefit recorded in the statement of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

    The Company did not have any derivative financial instruments as of March 31, 2001.


PART II.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS
    None

(b) REPORTS ON FORM 8-K
    No reports on Form 8-K were filed during the quarter ended March 31, 2001.


ITEMS 1, 2, 3, 4 AND 5 OF PART II ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


May 14, 2001                      REDHOOK ALE BREWERY, INCORPORATED






                                    BY:   /s/  David J. Mickelson
                                        -----------------------------------
                                                David J. Mickelson
                                                Executive Vice President,
                                                Chief Financial Officer
                                                and Chief Operating
                                                 Officer



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