Form 10-Q
period 2001-06-30
REDHOOK ALE BREWERY INC
filed 2001-08-14
CIK 892222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2001

Commission File Number 0-26542

REDHOOK ALE BREWERY, INCORPORATED
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1141254 (I.R.S. Employer Identification No.)

3400 Phinney Avenue North Seattle, Washington (Address of principal executive offices)	98103-8624 (Zip Code)

Registrant’s telephone number, including area code: (206) 548-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [   ]

Common stock, par value $.005 per share: 7,070,286 shares outstanding as of June 30, 2001.

Page 1 of 16 sequentially numbered pages

REDHOOK ALE BREWERY, INCORPORATED

FORM 10-Q

For The Quarterly Period Ended June 30, 2001

		Page

PART I	Financial Information

ITEM 1.	Financial Statements

	Balance Sheets

	June 30, 2001 and December 31, 2000	3

	Statements of Operations

	Three Months Ended June 30, 2001 and 2000 and Six Months Ended June 30, 2001 and 2000	4

	Statements of Cash Flows

	Six Months Ended June 30, 2001 and 2000	5

	Notes to Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	14

PART II	Other Information

ITEM 4.	Submission of Matters to a Vote of Security Holders	14

ITEM 6.	Exhibits and Reports on Form 8-K	15

PART I.

ITEM 1. Financial Statements

REDHOOK ALE BREWERY, INCORPORATED

BALANCE SHEETS

	June 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS

Current Assets:

Cash and Cash Equivalents	$5,596,156	$7,487,190

Accounts Receivable	2,207,661	1,075,730

Inventories	2,871,316	2,726,071

Other	275,682	296,082

Total Current Assets	10,950,815	11,585,073

Fixed Assets, Net	72,371,565	73,670,248

Other Assets	188,751	365,181

Total Assets	$83,511,131	$85,620,502

LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts Payable	$2,366,035	$2,664,165

Accrued Salaries, Wages and Payroll Taxes	1,424,040	1,528,739

Refundable Deposits	1,951,686	1,791,267

Other Accrued Expenses	406,545	333,805

Current Portion of Long-Term Debt	450,000	450,000

Total Current Liabilities	6,598,306	6,767,976

Long-Term Debt, Net of Current Portion	6,750,000	6,975,000

Deferred Income Taxes	829,686	1,276,149

Convertible Redeemable Preferred Stock	16,121,655	16,099,455

Common Stockholders’ Equity:

Common Stock, Par Value $0.005 per Share, Authorized, 50,000,000 Shares; Issued and Outstanding, 7,070,286 Shares in 2001 and 7,312,786 in 2000	35,351	36,564

Additional Paid-In Capital	56,006,175	56,407,023

Accumulated Deficit	(2,830,042)	(1,941,665)

Total Common Stockholders’ Equity	53,211,484	54,501,922

Total Liabilities, Preferred Stock and Common Stockholders’ Equity	$83,511,131	$85,620,502

See Accompanying Notes

REDHOOK ALE BREWERY, INCORPORATED

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Sales	$10,756,586	$10,407,707	$19,655,215	$18,564,181

Less Excise Taxes	940,545	984,131	1,696,161	1,748,946

Net Sales	9,816,041	9,423,576	17,959,054	16,815,235

Cost of Sales	7,012,384	6,506,026	13,231,089	11,933,760

Gross Profit	2,803,657	2,917,550	4,727,965	4,881,475

Selling, General and Administrative Expenses	3,276,186	2,706,527	5,952,858	5,348,660

Operating Income (Loss)	(472,529)	211,023	(1,224,893)	(467,185)

Interest Expense	106,358	147,900	236,620	288,444

Other Income — Net	67,470	85,016	158,988	148,297

Income (Loss) before Income Taxes	(511,417)	148,139	(1,302,525)	(607,332)

Income Tax Expense (Benefit)	(171,327)	58,737	(436,348)	(194,346)

Net Income (Loss)	$(340,090)	$89,402	$(866,177)	$(412,986)

Basic Earnings (Loss) per Share	$(0.05)	$0.01	$(0.12)	$(0.05)

Diluted Earnings (Loss) per Share	$(0.05)	$0.01	$(0.12)	$(0.05)

See Accompanying Notes

REDHOOK ALE BREWERY, INCORPORATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,

	2001	2000

Operating Activities

Net Income (Loss)	$(866,177)	$(412,986)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:

Depreciation and Amortization	1,606,311	1,646,039

(Gain) Loss on Disposal of Fixed Assets	2,109	—

Deferred Income Taxes	(446,463)	(203,554)

Net Change in Operating Assets and Liabilities	(1,274,466)	(333,307)

Net Cash (Used in) Provided by Operating Activities	(978,686)	696,192

Investing Activities
Expenditures for Fixed Assets	(285,287)	(160,321)

Other, Net	—	(1,000)

Net Cash Used in Investing Activities	(285,287)	(161,321)

Financing Activities
Principal Payments on Debt	(225,000)	(225,000)

Repurchase of Common Stock	(402,061)	(66,000)

Net Cash Used in Financing Activities	(627,061)	(291,000)

Increase (Decrease) in Cash and Cash Equivalents	(1,891,034)	243,871

Cash and Cash Equivalents:

Beginning of Period	7,487,190	5,462,779

End of Period	$5,596,156	$5,706,650

See Accompanying Notes

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

     The accompanying financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. The accompanying financial statements of Redhook Ale Brewery, Incorporated (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These financial statements are unaudited but, in the opinion of management, reflect all material adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. All such adjustments were of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results of operations for the full year.

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

     The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Basic earnings (loss) per share computation:

Numerator:

Net income (loss)	$(340,090)	$89,402	$(866,177)	$(412,986)

Denominator:

Weighted-average common shares	7,079,888	7,686,335	7,138,376	7,687,061

Basic earnings (loss) per share	$(0.05)	$0.01	$(0.12)	$(0.05)

Diluted earnings (loss) per share computation:

Numerator:

Net income (loss)	$(340,090)	$89,402	$(866,177)	$(412,986)

Denominator:

Weighted-average common shares	7,079,888	7,686,335	7,138,376	7,687,061

Effect of dilutive securities:

Series B convertible preferred stock	—	1,289,872	—	—

Stock Options, Net	—	110	—	—

Denominator for diluted earnings (loss) per share	7,079,888	8,976,317	7,138,376	7,687,061

Diluted earnings (loss) per share	$(0.05)	$0.01	$(0.12)	$(0.05)

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. Inventories

     Inventories consist of the following:

	June 30,	December 31,
	2001	2000

Finished goods	$1,150,464	$935,229

Raw materials	950,255	1,126,772

Promotional merchandise	546,302	444,584

Packaging materials	224,295	219,486

	$2,871,316	$2,726,071

     Finished goods include beer held in fermentation prior to the filtration and packaging process.

4. Stock Repurchase Program

     In May 2000, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company’s outstanding shares of common stock. In January 2001, the Board of Directors authorized the repurchase of an additional 250,000 shares of its outstanding shares of common stock. As of June 30, 2001, 617,500 shares of common stock had been purchased in the open market for $987,000. During the six-month period ended June 30, 2001, 242,500 shares of common stock had been purchased in the open market for $402,000.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the Company’s Financial Statements and Notes thereto included herein. The Company believes that period-to-period comparisons of its financial results should not be relied upon as an accurate indicator of future performance.

Overview

     Since its formation, the Company has focused its business activities on the brewing, marketing and selling of craft beers. For the six months ended June 30, 2001, the Company had gross sales of $19,655,000, an increase of 5.9% from the six months ended June 30, 2000. The Company’s sales consist predominantly of sales of beer to third-party distributors and Anheuser-Busch, Inc. (“A-B”) through the Company’s long-term distribution alliance with A-B (the “Distribution Alliance”). In addition, the Company derives other revenues primarily from the sale of beer, food, apparel and other retail items in its brewery pubs. The Company is required to pay federal excise taxes on sales of its beer in the amount of $7 per barrel on the first 60,000 barrels it sells annually. The excise tax burden on beer sales increases from $7 to $18 per barrel on annual sales over 60,000 barrels and thus, if sales volume fluctuates, federal excise taxes would change as a percentage of sales.

     The Company’s sales volume (shipments) increased 4.3% to 109,700 barrels for the six months ended June 30, 2001, as compared to the same period in 2000. In addition to the level of consumer demand in existing markets, the Company’s sales are also affected by other factors such as competitive considerations, including the significant number of craft brewers and their promotional pricing and new product introductions as well as increased competition from imported beers. Sales in the craft beer industry generally reflect a degree of seasonality, with the first and fourth quarters historically being the slowest. The Company has historically operated with little or no backlog, and its ability to predict sales for future periods is limited.

     Under normal circumstances, the Company operates its brewing facilities up to five days per week with multiple shifts per day. While the maximum designed production capacity for each of the Woodinville and Portsmouth breweries is approximately 250,000 barrels per year, the current production capacity is approximately 250,000 barrels per year at the Woodinville facility and 100,000 barrels per year at the Portsmouth facility. Production capacity at the Portsmouth facility can be added in phases until the facility reaches its maximum designed production capacity of 250,000 barrels per year. Such an increase would require additional capital expenditures, primarily for fermentation equipment and production personnel. The decision to add capacity is affected by the availability of capital, construction constraints and anticipated sales in new and existing markets.

     The Company’s capacity utilization has a significant impact on gross profit. Generally, when facilities are operating at their maximum designed production capacities, profitability is favorably affected because fixed and semivariable operating costs, such as depreciation and production salaries, are spread over a larger sales base. Because current period production levels have been substantially below the Company’s current production capacity, gross margins have been negatively impacted. This impact is expected to be reduced as actual production increases.

     In addition to capacity utilization, the Company expects other factors to influence profit margins, including: higher costs associated with the enhancement of existing and the development of newer distribution territories, such as increased shipping, marketing and sales personnel costs; fees related to the distribution agreement with A-B; changes in packaging and other material costs; and changes in product sales mix.

     See “ — Certain Considerations: Issues and Uncertainties.”

Results of Operations

     The following table sets forth, for the periods indicated, certain items from the Company’s Statements of Operations expressed as a percentage of net sales.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Sales	109.6%	110.4%	109.4%	110.4%

Less Excise Taxes	9.6	10.4	9.4	10.4

Net Sales	100.0	100.0	100.0	100.0

Cost of Sales	71.4	69.0	73.7	71.0

Gross Profit	28.6	31.0	26.3	29.0

Selling, General and Administrative Expenses	33.4	28.7	33.1	31.8

Operating Income (Loss)	(4.8)	2.3	(6.8)	(2.8)

Interest Expense	1.1	1.7	1.3	1.7

Other Income — Net	0.7	0.9	0.9	0.9

Income (Loss) Before Income Taxes	(5.2)	1.5	(7.2)	(3.6)

Income Tax Expense (Benefit)	(1.7)	0.6	(2.4)	(1.1)

Net Income (Loss)	(3.5)%	0.9%	(4.8)%	(2.5)%

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

     Sales. Total sales increased 3.4% to $10,757,000 for the three months ended June 30, 2001, compared to $10,408,000 in the comparable 2000 period, resulting from a 2.4% increase in sales volume and slightly higher average pricing net of promotional discounts, and a slight increase in other sales. Total sales volumes for the second quarter of 2001 increased to 60,100 barrels from 58,700 barrels for the same period in 2000. While shipments in Washington State, the Company’s largest market, increased 0.9% as compared to 2000 second quarter shipments, west coast sales decreased 2.7% in the same period. Sales other than wholesale beer sales, primarily retail pub revenues, totaled $1,134,000 in the three months ended June 30, 2001, compared to $1,082,000 in the comparable 2000 period. At June 30, 2001 and 2000, the Company’s products were distributed in 48 states.

     Excise Taxes. Excise taxes decreased to $941,000, or 9.6% of net sales in the 2001 second quarter, compared to $984,000, or 10.4% of net sales in the comparable 2000 period. In September 2000, Washington State regulations were modified to require beer taxes previously paid by Washington State brewers now be paid by Washington State distributors, the effect of which was to decrease sales prices charged distributors and decrease excise taxes. Accordingly, both sales and excise taxes decreased as a percentage of net sales for the second quarter of 2001.

     Cost of Sales. Cost of sales increased 7.8% to $7,012,000 in the three months ended June 30, 2001, compared to $6,506,000 in the comparable 2000 period, due to higher sales volume, increased raw material, utility and freight costs, and a shift in product mix towards an increasing proportion of package sales, including 12-packs. Cost of sales, as a percentage of net sales, was 71.4% for the 2001 period compared to 69.0% for the 2000 period. The utilization rate, based upon the breweries’ combined current production capacity, was 68.7% and 67.1% for quarters ended June 30, 2001 and 2000, respectively. The utilization rate, based upon the breweries’ combined maximum designed capacity, was 48.1% and 47.0% for the quarters ended June 30, 2001 and 2000, respectively.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $3,276,000 in the 2001 second quarter, compared to $2,707,000 in the 2000 second quarter due to the addition of several new sales positions in key markets during the second half of 2000 and an increase in expenditures for the co-op advertising and promotion program with the Company’s wholesalers. As a percentage of net sales, these expenses were 33.4% and 28.7% for the quarters ended June 30, 2001 and 2000, respectively.

     Interest Expense. Interest expense decreased to $106,000 for the second quarter of 2001, compared to $148,000 for the comparable 2000 period, reflecting the effect of lower outstanding debt and lower average interest rates.

     Other Income — Net. Other income – net, decreased to $67,000 in the 2001 second quarter, compared to $85,000 in the 2000 second quarter. The decrease is due to the decline in interest income resulting from lower average interest rates offset by an increase in average balance of interest-bearing deposits.

     Income Taxes. The Company’s effective income tax rate was a 33.5% benefit for the second quarter of 2001 compared to 39.6% for the second quarter of 2000. The second quarter 2001 estimated effective tax rate is based upon an estimate of the full-year pretax result, relative to other components of the tax provision calculation, such as the exclusion of a portion of meals and entertainment expenses from tax return deductions.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

     Sales. Total sales increased 5.9% to $19,655,000 for the six months ended June 30, 2001, compared to $18,564,000 in the comparable 2000 period, resulting from a 4.3% increase in sales volume and slightly higher average pricing net of promotional discounts. Total sales volumes for the first six months of 2001 increased to 109,700 barrels from 105,200 barrels for the same period in 2000. While shipments in Washington State, the Company’s largest market, increased 0.7% as compared to the first six months of 2000, west coast sales decreased 0.8% in the same period. Sales other than wholesale beer sales, primarily retail pub revenues, totaled $1,946,000 in the six months ended June 30, 2001, compared to $1,917,000 in the comparable 2000 period. At June 30, 2001 and 2000, the Company’s products were distributed in 48 states.

     Excise Taxes. Excise taxes decreased to $1,696,000, or 9.4% of net sales in the first six months of 2001, compared to $1,749,000, or 10.4% of net sales in the comparable 2000 period. In September 2000, Washington State regulations were modified to require beer taxes previously paid by Washington State brewers now be paid by Washington State distributors, the effect of which was to decrease sales prices charged distributors and decrease excise taxes. Accordingly, both sales and excise taxes decreased as a percentage of net sales for the first six months of 2001.

     Cost of Sales. Cost of sales increased 10.9% to $13,231,000 in the first six months of 2001, compared to $11,934,000 in the comparable 2000 period, due to higher sales volume, increased raw material and utility costs, and a shift in product mix towards an increasing proportion of package sales, including 12-packs. Cost of sales, as a percentage of net sales, was 73.7% for the 2001 period compared to 71.0% for the 2000 period. The utilization rate, based upon the breweries’ combined current production capacity, was 62.7% and 60.1% for the six months ended June 30, 2001 and 2000, respectively. The utilization rate, based upon the breweries’ combined maximum designed capacity, was 43.9% and 42.1% for the six months ended June 30, 2001 and 2000, respectively.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $5,953,000 in the first six months of 2001, compared to $5,349,000 in the 2000 period due to the addition of several new sales positions in key geographic markets during the second half of 2000 and an increase in expenditures for the co-op advertising and promotion program with the Company’s wholesalers. As a percentage of net sales, these expenses were 33.1% and 31.8% for the six months ended June 30, 2001 and 2000, respectively.

     Interest Expense. Interest expense decreased to $237,000 for the six months ended June 30, 2001, compared to $288,000 for the comparable 2000 period, reflecting the effect of lower outstanding debt and lower average interest rates.

     Other Income — Net. Other income – net, increased to $159,000 in the first half of 2001, compared to $148,000 in the 2000 period. The increase is primarily due to an increase in interest income earned on a higher average balance of interest-bearing deposits offset by lower average interest rates.

     Income Taxes. The Company’s effective income tax rate was a 33.5% benefit for the six months ended June 30, 2001 compared to 32.0% for the 2000 period. The 2001 estimated effective tax rate is based upon an estimate of the full-year pretax result, relative to other components of the tax provision calculation, such as the exclusion of a portion of meals and entertainment expenses from tax return deductions.

Liquidity and Capital Resources

     The Company had $5,596,000 and $7,487,000 of cash and cash equivalents at June 30, 2001 and December 31, 2000, respectively. At June 30, 2001, the Company had working capital of $4,353,000. The Company’s long-term debt as a percentage of total capitalization (long-term debt, convertible redeemable preferred stock and common stockholders’ equity) was 9.4% at June 30, 2001, compared to 9.5% at December 31, 2000. Cash used in operating activities was $979,000 for the six months ended June 30, 2001, and cash provided by operating activities was $696,000 for the six months ended June 30, 2000. The decrease in operating cash flow in the six months ended June 30, 2001, was due to the timing of the collection of accounts receivable in December 2000 and payment of certain current liabilities in January 2001.

     On June 5, 1997, the Company converted the $9 million outstanding balance of its secured bank facility (the “Secured Facility”) to a five-year term loan with a 20-year amortization schedule. On June 19, 2001, the term loan was amended to allow for a second five-year term, maturing on June 5, 2007. As of June 30, 2001, there was $7.2 million outstanding on the Secured Facility, and the Company’s one-month LIBOR-based borrowing rate was approximately 5.3%. In addition, the Company has a $10 million revolving credit facility (the “Revolving Facility”) with the same bank through July 1, 2002, and as of June 30, 2001, there were no borrowings outstanding on this facility. The Secured Facility and the Revolving Facility are secured by substantially all of the Company’s assets. Through June 5, 2002, interest will accrue at a variable rate based on the London Inter Bank Offered Rate (“LIBOR”), plus 1.25% to 2.00% for the Secured Facility depending on the Company’s debt-to-tangible net worth ratio. Effective June 5, 2002, interest on the Secured Facility will accrue at LIBOR plus 1.75% to 2.25%, depending on the debt-to-tangible net worth ratio. The interest rate for the Revolving Facility is the applicable LIBOR plus 1.00% to 2.00%, depending on the Company’s debt service-to-cash flow ratio. The Company has the option to fix the applicable interest rate for up to twelve months by selecting LIBOR for one- to twelve-month periods as a base.

     The Company has required capital principally for the construction and development of its technologically-advanced production facilities. To date, the Company has financed its capital requirements through cash flow from operations, bank borrowings and the sale of common and preferred stock. The Company expects to meet its future financing needs, including the advertising expenditures associated with the brand investment advertising and promotion program and working capital and capital expenditure requirements, through cash on hand, operating cash flow and, to the extent required and available, bank borrowings and offerings of debt or equity securities. Capital expenditures for the first six months of 2001 totaled $285,000. Capital expenditures for 2001 are expected to total approximately $500,000.

     In May 2000, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company’s outstanding shares of common stock. In January 2001, the Board of Directors authorized the repurchase of an additional 250,000 shares of its outstanding shares of common stock. As of June 30, 2001, 617,500 shares of common stock had been purchased in the open market for $987,000. During the six-month period ended June 30, 2001, 242,500 shares of common stock had been purchased in the open market for $402,000. No additional shares of common stock were purchased in July 2001.

     The Company has certain commitments, contingencies and uncertainties relating to its normal operations. Management believes that any such commitments, contingencies or uncertainties, including any environmental uncertainties, will not have a material adverse effect on the Company’s financial position or results of operations.

Certain Considerations: Issues and Uncertainties

     The Company does not provide forecasts of future financial performance or sales volumes, although this Quarterly Report contains certain other types of forward-looking statements that involve risks and uncertainties. The Company may, in discussions of its future plans, objectives and expected performance in periodic reports filed by the Company with the Securities and Exchange Commission (or documents incorporated by reference therein) and in written and oral presentations made by the Company, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on assumptions that the Company believes are reasonable, but are by their nature inherently uncertain. In all cases, there can be no assurance that such assumptions will prove correct or that projected events will occur. Actual results could differ materially from those projected depending on a variety of factors, including, but not limited to, the issues discussed below, the successful execution of market development and other plans and the availability of financing. While Company management is optimistic about the Company’s long-term prospects, the following issues and uncertainties, among others, should be considered in evaluating its business prospects and any forward-looking statements.

     Effect of Competition on Future Sales. The domestic market in which the Company’s craft beers are sold is highly competitive due to the proliferation of small craft brewers, including contract brewers, the increase in the number of products offered by such brewers, increased competition from imported beers and the introduction of fuller-flavored products by major national brewers. The Company’s revenue growth rate began to slow in late 1996, and declines in sales volume ranged from 2.3% to 5.7% during the years 1997 through 1999, due to the highly competitive draft beer market. Sales volumes for the year ended December 31, 2000 increased 7.6% as compared to the corresponding prior year, and sales volumes for all quarters from September 30, 1999 through June 30, 2001 increased from 2.0% to 14.2% as compared to corresponding prior year quarters. However, if the Company were to experience negative sales trends, the Company’s future sales and results of operations would be adversely affected. The Company has historically operated with little or no backlog and, therefore, its ability to predict sales for future periods is limited.

     Sales Prices. Future prices the Company charges for its products may decrease from historical levels, depending on competitive factors in the Company’s various markets. The Company has participated in price promotions with its wholesalers and their retail customers in most of its markets. The number of markets in which the Company participates in price promotions and the frequency of such promotions may increase in the future.

     Variability of Gross Margin and Cost of Sales. The Company anticipates that its future gross margins will fluctuate and may decline as a result of many factors, including disproportionate depreciation and other fixed and semivariable operating costs, depending on the level of production at the Company’s breweries in relation to current and maximum designed production capacity. The Company’s high level of fixed and semivariable operating costs causes gross margin to be very sensitive to relatively small increases or decreases in sales volume. In addition, other factors that could affect cost of sales include changes in freight charges, the availability and prices of raw materials and packaging materials, the mix between draft and bottled product sales, the sales mix of various bottled product packages and Federal or state excise taxes. Also, as sales volumes through the Distribution Alliance increase, the alliance fee, and other staging and administrative costs, would increase.

     Advertising and Promotional Costs. Prior to June 1999 the Company had done very limited advertising. Based upon market and competitive considerations, the Company determined that a significant increase in such spending was appropriate. Accordingly, in June 1999 the Company began a brand investment program that significantly increased advertising and related costs. The increased advertising investment, which includes a co-op program with the Company’s wholesalers, continued through 1999, 2000 and the first six months of 2001 and is expected to continue for the foreseeable future with the objective of establishing or maintaining momentum towards capturing a larger share of the fragmented craft beer market. This increased spending significantly increased the Company’s selling, general and administrative expenses in 1999, 2000 and the first six months of 2001, leading to increased losses and a reduction in stockholders’ equity. In addition, market and competitive considerations could require an increase in other promotional costs associated with developing existing and new markets.

     Relationship with Anheuser-Busch, Incorporated. Most of the Company’s future sales are expected to be through the Distribution Alliance with A-B. If the Distribution Alliance were to be terminated, or if the relationship between A-B and the Company were to deteriorate, the Company’s sales and results of operations could be materially adversely affected. In the event that the A-B Distribution Agreement is terminated on or before December 31, 2004, under circumstances described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. (see Item 1. Business – Relationship with Anheuser-Busch, Incorporated – A-B Distribution Agreement), the terms of the Series B Preferred Stock purchased by A-B pursuant to the A-B Investment Agreement require the mandatory redemption of the Series B Preferred Stock on December 31, 2004, at a redemption price equal to $12.61 per share (approximately $16.3 million in the aggregate), plus an amount equal to accumulated and unpaid dividends thereon, from legally available funds. Such a mandatory redemption could have a material adverse effect on the financial position and cash flows of the Company. While the Company believes that the benefits of the Distribution Alliance, in particular distribution and material cost efficiencies, offset costs associated with the Alliance, there can be no assurance that these costs will not have a negative impact on the Company’s profit margins in the future.

     Dependence on Third-Party Distributors. The Company relies heavily on third-party distributors for the sale of its products to retailers. The Company’s most significant non-Distribution Alliance wholesaler, K&L Distributors, Inc., an A-B affiliated wholesaler in the Seattle area, accounted for approximately 14% of the Company’s sales in the first six months of 2001. Substantially all of the remaining sales were made through the Distribution Alliance to A-B affiliated distributors, most of whom are independent wholesalers. A disruption of the wholesalers’ or A-B’s ability to distribute products efficiently due to any significant operational problems, such as wide-spread labor union strikes, or the loss of K&L Distributors as a customer, or the termination of the Distribution Alliance could have a material adverse impact on the Company’s sales and results of operations.

     Customer Acceptance, Consumer Trends and Public Attitudes. If consumers were unwilling to accept the Company’s products or if general consumer trends caused a decrease in the demand for beer, including craft beer, it could adversely impact the Company’s sales and results of operations. The alcoholic beverage industry has become the subject of considerable societal and political attention in recent years due to increasing public concern over alcohol-related social problems, including drunk driving, underage drinking and health consequences from the misuse of alcohol. If beer consumption in general were to come into disfavor among domestic consumers, or if the domestic beer industry were subjected to significant additional governmental regulation, the Company’s sales and results of operations could be adversely affected.

     Effect of Sales Trends on Brewery Efficiency and Operations. Even though sales volumes for 2000 increased 7.6% as compared to 1999, and sales volumes for all quarters from September 30, 1999 through June 30, 2001 increased from 2.0% to 14.2% as compared to corresponding prior year quarters, the Company’s sales volumes declined modestly in 1997, 1998 and the first half of 1999. Those declines coincided with significantly slower sales growth in the highly competitive craft beer segment. The Company’s breweries have been operating at production levels substantially below their actual and maximum designed capacities. Operating breweries at low capacity utilization rates negatively impacts gross margins and operating cash flows generated by the production facilities. In 1998, the Company permanently curtailed production at its Fremont Brewery and wrote the related assets down to their estimated net realizable value. The Company will continue to evaluate whether it expects to recover the costs of its two remaining production facilities over the course of their useful lives.

     Income Tax Benefits. As of December 31, 2000, the Company had federal income tax net operating loss carryforwards (“NOL’s”) of approximately $23.5 million, substantially all of which expire from 2012 through 2020. NOL’s can generally be utilized to offset regular tax liabilities in future years, and carried back no more than 2 years and forward no more than 20 years. Should the Company incur significant operating losses in the future, thus generating additional NOL’s, the Company may be required to establish a valuation allowance if it is more likely than not that all, or a portion, of an NOL would either expire before the Company is able to realize its benefit, or that future utilization is uncertain. Such a valuation allowance would reduce the income tax benefit recorded in the statement of operations.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify specific areas presenting difficulties in implementation. The Company has adopted the provisions of FAS 133/138 as of January 1, 2001. Adoption of SFAS 133/138 did not have a material impact on the Company’s results of operations, financial position or cash flows.

     In December 1999, the staff of the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition,” to provide guidance on the recognition, presentation and disclosure of revenues in financial statements. The Company believes that its revenue recognition practices are in conformity with the guidelines in SAB 101, as revised, and that this pronouncement did not have a material impact on its financial statements.

     In March 2000, the FASB issued Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation: an interpretation of APB Opinion No. 25.” Interpretation No. 44 provides clarification of certain issues, such as the determination of who is an employee, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. The Company believes that its accounting for stock-based compensation is in conformity with this guidance, and therefore Interpretation No. 44 did not have an impact on the Company’s financial condition or results of operations.

     In June 2001, the FASB issued SFAS No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. Adoption of FAS 141/142 did not have an impact on the Company’s financial condition or results of operations.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company has assessed its vulnerability to certain market risks, including interest rate risk associated with financial instruments included in cash and cash equivalents and long-term debt. Due to the nature of these investments and the Company’s investment policies, the Company believes that the risk associated with interest rate fluctuations related to these financial instruments does not pose a material risk.

     The Company did not have any derivative financial instruments as of June 30, 2001.

PART II.

ITEM 4. Submission of Matters to a Vote of Security Holders

     The Company’s Annual Meeting of Shareholders was held on May 22, 2001. The following matters were voted upon by the shareholders with the results as follows:

(1) The following persons were nominated by the Board of Directors and each was elected to serve as a director until the next Annual Meeting of Shareholders or until his or her earlier retirement, resignation or removal: Paul S. Shipman, M. Colleen Beckemeyer, Frank H. Clement, Jerry D. Jones, Anthony J. Short, Walter F. Walker.

The number of votes cast for or withheld for each director nominee was as follows:

Nominee	For	Withheld
Paul S. Shipman	6,998,158	34,983

M. Colleen Beckemeyer	6,990,088	43,053

Frank H. Clement	6,998,083	35,058

Jerry D. Jones	6,999,343	33,798

Anthony J. Short	6,989,988	43,153

Walter F. Walker	6,996,267	36,874

Ms. Colleen Beckemeyer, an A-B designee to the Company’s Board of Directors, has resigned from the Company’s Board of Directors, and the new A-B designee, Mr. Steve Bagwell, has been appointed to the Company’s Board of Directors to fill the vacancy created by Ms. Beckemeyer’s resignation.

(2) The shareholders voted 7,016,847 shares in the affirmative, 11,024 shares in the negative and 5,270 shares abstained to ratify the appointment of Ernst & Young LLP, as independent auditors for the Company’s fiscal year ending December 31, 2001.

     Audit Committee Membership. Rule 4350(d)(2)(A) of the National Association of Securities Dealers (the “NASD”) generally requires an audit committee to be composed of at least three members of the Board of Directors who are “independent directors” as defined in NASD Rule 4200(a)(14). However, NASD Rule 4350(d)(2)(B), allows an audit committee to have one non-independent director if the Board of Directors determines, in exceptional and limited circumstances, that membership on the audit committee by the director is required by the best interests of the Company and its shareholders.

     Mr. Anthony Short, a member of the Company’s Audit Committee, is an employee of A-B, which beneficially owns more 25% of the Company’s voting securities. Therefore, Mr. Short is not an “independent director.”

     The Board of Directors has determined that for a number of reasons, Mr. Short’s membership on the Company’s Audit Committee is required by the best interests of the Company and its shareholders. First, the Company has agreed with A-B that one of the directors designated by A-B serve as a member on each committee of the Board of Directors, including the Audit Committee. Mr. Short is A-B’s designee to the Audit Committee. In addition, the Board of Directors has determined that Mr. Short is a valuable member of the audit committee.

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     The following exhibits are filed as part of this report.

3.2	Amended and Restated Bylaws of Registrant, dated May 22, 2001

10.44	Fifth Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and Registrant, dated June 19, 2001

(b)  Reports on Form 8-K

     None were filed during the quarter ended June 30, 2001.

ITEMS 1, 2, 3 and 5 of PART II are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 13, 2001	REDHOOK ALE BREWERY, INCORPORATED

	BY:	/s/ David J. Mickelson

David J. Mickelson Executive Vice President, Chief Financial Officer and Chief Operating Officer

	BY:	/s/ Anne M. Mueller

Anne M. Mueller Controller and Treasurer, Principal Accounting Officer