Form 10-Q
period 2001-09-30
REDHOOK ALE BREWERY INC
filed 2001-11-13
CIK 892222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2001

Commission File Number 0-26542
___________________________

REDHOOK ALE BREWERY, INCORPORATED
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1141254 (I.R.S. Employer Identification No.)

3400 Phinney Avenue North Seattle, Washington (Address of principal executive offices)	98103-8624 (Zip Code)

Registrant’s telephone number, including area code: (206) 548-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Common stock, par value $.005 per share: 6,987,686 shares outstanding as of September 30, 2001.

Page 1 of 15 sequentially numbered pages

REDHOOK ALE BREWERY, INCORPORATED

FORM 10-Q

For The Quarterly Period Ended September 30, 2001

		Page

PART I.	Financial Information
ITEM 1.	Financial Statements
	Balance Sheets September 30, 2001 and December 31, 2000	3
	Statements of Operations Three Months Ended September 30, 2001 and 2000 and Nine Months Ended September 30, 2001 and 2000	4
	Statements of Cash Flows Nine Months Ended September 30, 2001 and 2000	5
	Notes to Financial Statements	6
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	14
PART II.	Other Information
ITEM 6.	Exhibits and Reports on Form 8-K	14

PART I.

ITEM 1. Financial Statements

REDHOOK ALE BREWERY, INCORPORATED

BALANCE SHEETS

	September 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$6,557,783	$7,487,190
Accounts Receivable	1,365,625	1,075,730
Inventories	2,925,302	2,726,071
Other	127,742	296,082

Total Current Assets	10,976,452	11,585,073
Fixed Assets, Net	71,726,525	73,670,248
Other Assets	156,650	365,181

Total Assets	$82,859,627	$85,620,502

LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,364,193	$2,664,165
Accrued Salaries, Wages and Payroll Taxes	1,525,537	1,528,739
Refundable Deposits	1,952,068	1,791,267
Other Accrued Expenses	560,326	333,805
Current Portion of Long-Term Debt	450,000	450,000

Total Current Liabilities	6,852,124	6,767,976

Long-Term Debt, Net of Current Portion	6,637,500	6,975,000

Deferred Income Taxes	600,508	1,276,149

Convertible Redeemable Preferred Stock	16,132,755	16,099,455

Common Stockholders’ Equity:
Common Stock, Par Value $0.005 per Share, Authorized, 50,000,000 Shares; Issued and Outstanding, 6,987,686 Shares in 2001 and 7,312,786 in 2000	34,938	36,564
Additional Paid-In Capital	55,856,830	56,407,023
Accumulated Deficit	(3,255,028)	(1,941,665)

Total Common Stockholders’ Equity	52,636,740	54,501,922

Total Liabilities, Preferred Stock and Common Stockholders’ Equity	$82,859,627	$85,620,502

See Accompanying Notes

REDHOOK ALE BREWERY, INCORPORATED

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

Sales	$10,517,717	$10,312,808	$30,172,932	$28,876,989
Less Excise Taxes	885,360	922,373	2,581,521	2,671,319

Net Sales	9,632,357	9,390,435	27,591,411	26,205,670
Cost of Sales	6,952,158	6,387,531	20,183,247	18,321,291

Gross Profit	2,680,199	3,002,904	7,408,164	7,884,379
Selling, General and Administrative Expenses	3,286,341	3,160,291	9,239,199	8,508,951

Operating Income (Loss)	(606,142)	(157,387)	(1,831,035)	(624,572)
Interest Expense	91,427	153,402	328,047	441,846
Other Income — Net	60,603	1,143,147	219,591	1,291,444

Income (Loss) before Income Taxes	(636,966)	832,358	(1,939,491)	225,026
Income Tax Expense (Benefit)	(223,080)	305,897	(659,428)	111,551

Net Income (Loss)	$(413,886)	$526,461	$(1,280,063)	$113,475

Basic Earnings (Loss) per Share	$(0.06)	$0.07	$(0.18)	$0.01

Diluted Earnings (Loss) per Share	$(0.06)	$0.06	$(0.18)	$0.01

See Accompanying Notes

REDHOOK ALE BREWERY, INCORPORATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,

	2001	2000

Operating Activities
Net Income (Loss)	$(1,280,063)	$113,475
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	2,394,594	2,469,595
(Gain) Loss on Disposal of Fixed Assets	2,109	(908,483)
Deferred Income Taxes	(675,641)	95,209
Net Change in Operating Assets and Liabilities	(37,632)	(147,803)

Net Cash Provided by Operating Activities	403,367	1,621,993

Investing Activities
Expenditures for Fixed Assets	(401,580)	(209,518)
Other, Net	(41,875)	1,692,538

Net Cash Provided by (Used in) Investing Activities	(443,455)	1,483,020

Financing Activities
Principal Payments on Debt	(337,500)	(337,500)
Repurchase of Common Stock	(551,819)	(114,625)

Net Cash Used in Financing Activities	(889,319)	(452,125)

Increase (Decrease) in Cash and Cash Equivalents	(929,407)	2,652,888
Cash and Cash Equivalents:
Beginning of Period	7,487,190	5,462,779

End of Period	$6,557,783	$8,115,667

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

     The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Basic earnings (loss) per share computation:
Numerator:
Net income (loss)	$(413,886)	$526,461	$(1,280,063)	$113,475

Denominator:
Weighted-average common shares	7,052,053	7,618,243	7,109,285	7,663,954

Basic earnings (loss) per share	$(0.06)	$0.07	$(0.18)	$0.01

Diluted earnings (loss) per share computation:
Numerator:
Net income (loss)	$(413,886)	$526,461	$(1,280,063)	$113,475

Denominator:
Weighted-average common shares	7,052,053	7,618,243	7,109,285	7,663,954
Effect of dilutive securities:
Series B convertible preferred stock	—	1,289,872	—	1,289,872
Stock Options, Net	—	2,827	—	3,295

Denominator for diluted earnings (loss) per share	7,052,053	8,910,942	7,109,285	8,957,121

Diluted earnings (loss) per share	$(0.06)	$0.06	$(0.18)	$0.01

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS (Continued)
(Unaudited)

3. Inventories

     Inventories consist of the following:

	September 30,	December 31,
	2001	2000

Finished goods	$1,271,299	$935,229
Raw materials	825,088	1,126,772
Promotional merchandise	577,749	444,584
Packaging materials	251,166	219,486

	$2,925,302	$2,726,071

     Finished goods include beer held in fermentation prior to the filtration and packaging process.

4. Stock Repurchase Program

     In May 2000, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company’s outstanding shares of common stock. In January 2001, the Board of Directors authorized the repurchase of an additional 250,000 shares of its outstanding shares of common stock. As of September 30, 2001, 700,100 shares of common stock had been purchased in the open market for $1,136,000. During the nine-month period ended September 30, 2001, 325,100 shares of common stock had been purchased in the open market for $552,000.

5. Surplus Real Estate Sale

     During July 2000, the Company sold a real estate parcel which was previously used as the Fremont Brewery keg filling, storage and shipping facility. The parcel was sold for approximately $1.7 million in cash and the resulting gain of approximately $1.0 million is reflected in Other Income — Net in the statements of operations for the three months and nine months ended September 30, 2000.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the Company’s Financial Statements and Notes thereto included herein. The Company believes that period-to-period comparisons of its financial results should not be relied upon as an accurate indicator of future performance.

Overview

     Since its formation, the Company has focused its business activities on the brewing, marketing and selling of craft beers. For the nine months ended September 30, 2001, the Company had gross sales of $30,173,000, an increase of 4.5% from the nine months ended September 30, 2000. The Company’s sales consist predominantly of sales of beer to third-party distributors and Anheuser-Busch, Inc. (“A-B”) through the Company’s long-term distribution alliance with A-B (the “Distribution Alliance”). In addition, the Company derives other revenues primarily from the sale of beer, food, apparel and other retail items in its brewery pubs. The Company is required to pay federal excise taxes on sales of its beer in the amount of $7 per barrel on the first 60,000 barrels it sells annually. The excise tax burden on beer sales increases from $7 to $18 per barrel on annual sales over 60,000 barrels and thus, if sales volume fluctuates, federal excise taxes would change as a percentage of sales.

     The Company’s sales volume (shipments) increased 3.5% to 167,600 barrels for the nine months ended September 30, 2001, as compared to the same period in 2000. In addition to the level of consumer demand in existing markets, the Company’s sales are also affected by other factors such as competitive considerations, including the significant number of craft brewers and their promotional pricing and new product introductions as well as increased competition from imported beers. Sales in the craft beer industry generally reflect a degree of seasonality, with the first and fourth quarters historically being the slowest. The Company has historically operated with little or no backlog, and its ability to predict sales for future periods is limited.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Sales	109.2%	109.8%	109.4%	110.2%
Less Excise Taxes	9.2	9.8	9.4	10.2

Net Sales	100.0	100.0	100.0	100.0
Cost of Sales	72.2	68.0	73.2	69.9

Gross Profit	27.8	32.0	26.8	30.1
Selling, General and Administrative Expenses	34.1	33.7	33.5	32.5

Operating Income (Loss)	(6.3)	(1.7)	(6.7)	(2.4)
Interest Expense	0.9	1.6	1.2	1.7
Other Income — Net	0.6	12.2	0.9	4.9

Income (Loss) Before Income Taxes	(6.6)	8.9	(7.0)	0.8
Income Tax Expense (Benefit)	(2.3)	3.3	(2.4)	0.4

Net Income (Loss)	(4.3)%	5.6%	(4.6)%	0.4%

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

     Sales. Total sales increased 2.0% to $10,518,000 for the three months ended September 30, 2001, compared to $10,313,000 in the comparable 2000 period, resulting from a 1.8% increase in sales volume and a slight increase in other sales. Total sales volumes for the third quarter of 2001 increased to 57,900 barrels from 56,900 barrels for the same period in 2000. West coast sales decreased 2.6% as compared to the 2000 third quarter shipments, including a 1.8% decrease in Washington State shipments, the Company’s largest market. Sales other than wholesale beer sales, primarily retail pub revenues, totaled $1,388,000 in the three months ended September 30, 2001, compared to $1,306,000 in the comparable 2000 period. At September 30, 2001 and 2000, the Company’s products were distributed in 48 states.

     Excise Taxes. Excise taxes decreased to $885,000, or 9.2% of net sales in the 2001 third quarter, compared to $922,000, or 9.8% of net sales in the comparable 2000 period. In September 2000, Washington State regulations were modified to require beer taxes previously paid by Washington State brewers to now be paid by Washington State distributors, the effect of which was to decrease sales prices charged distributors and decrease excise taxes. Accordingly, both sales and excise taxes decreased as a percentage of net sales for the third quarter of 2001.

     Cost of Sales. Cost of sales increased 8.8% to $6,952,000 in the three months ended September 30, 2001, compared to $6,388,000 in the comparable 2000 period, due to higher sales volume and increased raw material and freight costs. Cost of sales, as a percentage of net sales, was 72.2% for the 2001 period compared to 68.0% for the 2000 period. The utilization rate, based upon the breweries’ combined current production capacity, was 66.2% and 65.0% for quarters ended September 30, 2001 and 2000, respectively. The utilization rate, based upon the breweries’ combined maximum designed capacity, was 46.4% and 45.5% for the quarters ended September 30, 2001 and 2000, respectively.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $3,286,000 in the 2001 third quarter, compared to $3,160,000 in the 2000 third quarter due to the addition of several new sales positions in key markets during the second half of 2000 and an increase in expenditures for the co-op advertising and promotion program with the Company’s wholesalers. As a percentage of net sales, these expenses were 34.1% and 33.7% for the quarters ended September 30, 2001 and 2000, respectively.

     Interest Expense. Interest expense decreased to $91,000 for the third quarter of 2001, compared to $153,000 for the comparable 2000 period, reflecting the effect of lower outstanding debt and lower average interest rates.

     Other Income - Net. Other income — net, decreased to $61,000 in the 2001 third quarter, compared to $1,143,000 in the 2000 third quarter. The 2000 period includes a gain of approximately $1.0 million resulting from the sale of a real estate parcel which was previously used as the Fremont Brewery keg filling, storage and shipping facility. Interest income decreased due to the decline in interest income resulting from lower average interest rates.

     Income Taxes. The Company’s effective income tax rate was a 35.0% benefit for the third quarter of 2001 compared to a 36.7% expense for the third quarter of 2000 and 33.5% benefit for the first and second quarters in 2000. The change in the 2001 third quarter rate was the result of a change in the estimated annual effective tax rate of 34.0%. The 2001 estimated effective tax rate is based upon an estimate of the full-year pretax result, relative to other components of the tax provision calculation, such as the exclusion of a portion of meals and entertainment expenses from tax return deductions.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

     Sales. Total sales increased 4.5% to $30,173,000 for the nine months ended September 30, 2001, compared to $28,877,000 in the comparable 2000 period, resulting from a 3.5% increase in sales volume, slightly higher average pricing net of promotional discounts, and a slight increase in other sales. Total sales volumes for the first nine months of 2001 increased to 167,600 barrels from 162,000 barrels for the same period in 2000. West coast sales decreased 1.4% as compared to the 2000 third quarter shipments, including a 0.2% decrease in Washington State shipments, the Company’s largest market. Sales other than wholesale beer sales, primarily retail pub revenues, totaled $3,334,000 in the nine months ended September 30, 2001, compared to $3,223,000 in the comparable 2000 period.

     Excise Taxes. Excise taxes decreased to $2,582,000, or 9.4% of net sales in the first nine months of 2001, compared to $2,671,000, or 10.2% of net sales in the comparable 2000 period. In September 2000, Washington State regulations were modified to require beer taxes previously paid by Washington State brewers to now be paid by Washington State distributors, the effect of which was to decrease sales prices charged distributors and decrease excise taxes. Accordingly, both sales and excise taxes decreased as a percentage of net sales for the first nine months of 2001.

     Cost of Sales. Cost of sales increased 10.2% to $20,183,000 in the first nine months of 2001, compared to $18,321,000 in the comparable 2000 period, due to higher sales volume, increased raw material, freight and utility costs, and a shift in product mix towards an increasing proportion of package sales, including 12-packs. Cost of sales, as a percentage of net sales, was 73.2% for the 2001 period compared to 69.9% for the 2000 period. The utilization rate, based upon the breweries’ combined current production capacity, was 63.9% and 61.7% for the nine months ended September 30, 2001 and 2000, respectively. The utilization rate, based upon the breweries’ combined maximum designed capacity, was 44.7% and 43.2% for the nine months ended September 30, 2001 and 2000, respectively.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $9,239,000 in the first nine months of 2001, compared to $8,509,000 in the 2000 period due to the addition of several new sales positions in key geographic markets during the second half of 2000 and an increase in expenditures for the co-op advertising and promotion program with the Company’s wholesalers. As a percentage of net sales, these expenses were 33.5% and 32.5% for the nine months ended September 30, 2001 and 2000, respectively.

     Interest Expense. Interest expense decreased to $328,000 for the nine months ended September 30, 2001, compared to $442,000 for the comparable 2000 period, reflecting the effect of lower outstanding debt and lower average interest rates.

     Other Income — Net. Other income - net, decreased to $220,000 in the nine months of 2001, compared to $1,291,000 in the 2000 period. The 2000 period includes a gain of approximately $1.0 million resulting from the sale of a real estate parcel which was previously used as the Fremont Brewery keg filling, storage and shipping facility. Interest income decreased due to lower average interest rates.

     Income Taxes. The Company’s effective income tax rate was a 34.0% benefit for the nine months ended September 30, 2001 compared to 49.6% for the 2000 period. The 2001 estimated effective tax rate is based upon an estimate of the full-year pretax result, relative to other components of the tax provision calculation, such as the exclusion of a portion of meals and entertainment expenses from tax return deductions. The 2000 period reflects the effect of the real estate sale. The effective rate for the full year 2000 was 31.1%.

Liquidity and Capital Resources

     The Company had $6,558,000 and $7,487,000 of cash and cash equivalents at September 30, 2001 and December 31, 2000, respectively. At September 30, 2001, the Company had working capital of $4,124,000. The Company’s long-term debt as a percentage of total capitalization (long-term debt, convertible redeemable preferred stock and common stockholders’ equity) was 9.3% at September 30, 2001, compared to 9.5% at December 31, 2000. Cash provided by operating activities was $403,000 and $1,622,000 for the nine months ended September 30, 2001 and September 30, 2000, respectively. The decrease in operating cash flow in the nine months ended September 30, 2001, was due to the timing of the collection of accounts receivable in December 2000 and payment of certain current liabilities in January 2001.

     On June 5, 1997, the Company converted the $9 million outstanding balance of its secured bank facility (the “Secured Facility”) to a five-year term loan with a 20-year amortization schedule. On June 19, 2001, the term loan was amended to allow for a second five-year term, maturing on June 5, 2007. As of September 30, 2001, there was $7.1 million outstanding on the Secured Facility, and the Company’s one-month LIBOR-based borrowing rate was approximately 3.94%. In addition, the Company has a $10 million revolving credit facility (the “Revolving Facility”) with the same bank through July 1, 2002, and as of September 30, 2001, there were no borrowings outstanding on this facility. The Secured Facility and the Revolving Facility are secured by substantially all of the Company’s assets. Through June 5, 2002, interest in the Secured Facility will accrue at a variable rate based on the London Inter Bank Offered Rate (“LIBOR”), plus 1.25% to 2.00%, depending on the Company’s debt-to-tangible net worth ratio. Effective June 5, 2002, interest on the Secured Facility will accrue at LIBOR plus 1.75% to 2.25%, depending on the debt-to-tangible net worth ratio. The interest rate for the Revolving Facility is the applicable LIBOR plus 1.00% to 2.00%, depending on the Company’s debt service-to-cash flow ratio. The Company has the option to fix the applicable interest rate for up to twelve months by selecting LIBOR for one- to twelve-month periods as a base.

     The Company has required capital principally for the construction and development of its technologically-advanced production facilities. To date, the Company has financed its capital requirements through cash flow from operations, bank borrowings and the sale of common and preferred stock. The Company expects to meet its future financing needs, including the advertising expenditures associated with the brand investment advertising and promotion program, and working capital and capital expenditure requirements, through cash on hand, operating cash flow and, to the extent required and available, bank borrowings and offerings of debt or equity securities. Capital expenditures for the first nine months of 2001 totaled $402,000. Capital expenditures for 2001 are expected to total approximately $500,000.

     In May 2000, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company’s outstanding shares of common stock. In January 2001, the Board of Directors authorized the repurchase of an additional 250,000 shares of its outstanding shares of common stock. As of September 30, 2001, 700,100 shares of common stock had been purchased in the open market for $1,136,000. During the nine-month period ended September 30, 2001, 325,100 shares of common stock had been purchased in the open market for $552,000. During October 2001, an additional 5,000 shares were purchased in the open market for $8,500.

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

     Effect of Competition on Future Sales. The domestic market in which the Company’s craft beers are sold is highly competitive due to the proliferation of small craft brewers, including contract brewers, the increase in the number of products offered by such brewers, increased competition from imported beers and the introduction of fuller-flavored products by major national brewers. The Company’s revenue growth rate began to slow in late 1996, and declines in sales volume ranged from 2.3% to 5.7% during the years 1997 through 1999, due to the highly competitive draft beer market. Sales volumes for the year ended December 31, 2000 increased 7.6% as compared to the corresponding prior year, and sales volumes for all quarters from September 30, 1999 through September 30, 2001 increased from 1.8% to 14.2% as compared to corresponding prior year quarters. However, if the Company were to experience negative sales trends, the Company’s future sales and results of operations would be adversely affected. The Company has historically operated with little or no backlog and, therefore, its ability to predict sales for future periods is limited.

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

     Variability of Gross Margin and Cost of Sales. The Company anticipates that its future gross margins will fluctuate and may decline as a result of many factors, including disproportionate depreciation and other fixed and semivariable operating costs, depending on the level of production at the Company’s breweries in relation to current and maximum designed production capacity. The Company’s high level of fixed and semivariable operating costs causes gross margin to be very sensitive to relatively small increases or decreases in sales volume. In addition, other factors that could affect cost of sales include changes in freight charges, the availability and prices of raw materials and packaging materials, the mix between draft and bottled product sales, the sales mix of various bottled product packages, and Federal or state excise taxes. Also, as sales volumes through the Distribution Alliance increase, the alliance fee, and other staging and administrative costs, would increase.

     Advertising and Promotional Costs. Prior to June 1999 the Company had done very limited advertising. Based upon market and competitive considerations, the Company determined that a significant increase in such spending was appropriate. Accordingly, in June 1999 the Company began a brand investment program that significantly increased advertising and related costs. The increased advertising investment, which includes a co-op program with the Company’s wholesalers, continued through 1999, 2000 and the first nine months of 2001 and is expected to continue for the foreseeable future with the objective of establishing or maintaining momentum towards capturing a larger share of the fragmented craft beer market. This increased spending significantly increased the Company’s selling, general and administrative expenses in 1999, 2000 and the first nine months of 2001, leading to increased losses and a reduction in stockholders’ equity. In addition, market and competitive considerations could require an increase in other promotional costs associated with developing existing and new markets.

     Relationship with Anheuser-Busch, Incorporated. Most of the Company’s future sales are expected to be through the Distribution Alliance with A-B. If the Distribution Alliance were to be terminated, or if the relationship between A-B and the Company were to deteriorate, the Company’s sales and results of operations could be materially adversely affected. In the event that the A-B Distribution Agreement is terminated on or before December 31, 2004, under circumstances described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (see Item 1. Business - Relationship with Anheuser-Busch, Incorporated — A-B Distribution Agreement), the terms of the Series B Preferred Stock purchased by A-B pursuant to the A-B Investment Agreement require the mandatory redemption of the Series B Preferred Stock on December 31, 2004, at a redemption price equal to $12.61 per share (approximately $16.3 million in the aggregate), plus an amount equal to accumulated and unpaid dividends thereon, from legally available funds. Such a mandatory redemption could have a material adverse effect on the financial position and cash flows of the Company. While the Company believes that the benefits of the Distribution Alliance, in particular distribution and material cost efficiencies, offset costs associated with the Alliance, there can be no assurance that these costs will not have a negative impact on the Company’s profit margins in the future.

     Dependence on Third-Party Distributors. The Company relies heavily on third-party distributors for the sale of its products to retailers. The Company’s most significant non-Distribution Alliance wholesaler, K&L Distributors, Inc., an A-B affiliated wholesaler in the Seattle area, accounted for approximately 14% of the Company’s sales in the first nine months of 2001. Substantially all of the remaining sales were made through the Distribution Alliance to A-B affiliated distributors, most of whom are independent wholesalers. A disruption of the wholesalers’ or A-B’s ability to distribute products efficiently due to any significant operational problems, such as wide-spread labor union strikes, or the loss of K&L Distributors as a customer, or the termination of the Distribution Alliance could have a material adverse impact on the Company’s sales and results of operations.

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

     Effect of Sales Trends on Brewery Efficiency and Operations. Even though sales volumes for 2000 increased 7.6% as compared to 1999, and sales volumes for all quarters from September 30, 1999 through September 30, 2001 increased from 1.8% to 14.2% as compared to corresponding prior year quarters, the Company’s sales volumes declined modestly in 1997, 1998 and the first half of 1999. Those declines coincided with significantly slower sales growth in the highly competitive craft beer segment. The Company’s breweries have been operating at production levels substantially below their actual and maximum designed capacities. Operating breweries at low capacity utilization rates negatively impacts gross margins and operating cash flows generated by the production facilities. In 1998, the Company permanently curtailed production at its Fremont Brewery and wrote the related assets down to their estimated net realizable value. The Company will continue to evaluate whether it expects to recover the costs of its two remaining production facilities over the course of their useful lives.

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

     The Company did not have any derivative financial instruments as of September 30, 2001.

PART II.

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     The following exhibits are filed as part of this report.

          None were filed during the quarter ended September 30, 2001.

(b)  Reports on Form 8-K

     None were filed during the quarter ended September 30, 2001.

ITEMS 1, 2, 3, 4 and 5 of PART II are not applicable and have been omitted.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 13, 2001	REDHOOK ALE BREWERY, INCORPORATED

	BY:	/s/ David J. Mickelson

David J. Mickelson Executive Vice President, Chief Financial Officer and Chief Operating Officer

BY:	/s/ Anne M. Mueller

Anne M. Mueller Controller and Treasurer, Principal Accounting Officer