Form 10-K
period 2001-12-31
REDHOOK ALE BREWERY INC
filed 2002-03-29
CIK 892222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

Commission File Number 0-26542

Redhook Ale Brewery, Incorporated

(Exact name of registrant as specified in its charter)

Washington	91-1141254
(State of incorporation)	(I.R.S. Employer Identification Number)

3400 Phinney Avenue North Seattle, Washington (Address of principal executive offices)	98103 (Zip Code)

(206) 548-8000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.005 Per Share

Rights to Purchase Common Stock

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price on March 15, 2002, as reported on Nasdaq, was $14,286,748.(1)

      The number of shares of the registrant’s Common Stock outstanding as of March 15, 2002, was 6,818,146.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant’s Proxy Statement relating to the registrant’s 2002 Annual Meeting of Stockholders to be held on May 21, 2002, are incorporated by reference into Part III of this Report.

(1)	Excludes shares held of record on that date by directors and executive officers and greater than 10% shareholders of the registrant. Exclusion of such shares should not be construed to indicate that any such person directly or indirectly possesses the power to direct or cause the direction of the management of the policies of the registrant.

REDHOOK ALE BREWERY, INCORPORATED

FORM 10-K

i

PART I.

Item 1.     Business

      Redhook Ale Brewery, Incorporated (“Redhook” or the “Company”) is one of the leading brewers of craft beers in the United States and has been at the forefront of the domestic craft brewing segment since the Company’s formation in 1981. Redhook produces its specialty bottled and draft products in two technologically advanced, Company-owned breweries, one in the Seattle suburb of Woodinville, Washington and the other in Portsmouth, New Hampshire. By operating its own small-batch breweries, the Company believes it is better able to control the quantities, types and flavors of beer produced, while optimizing the quality and consistency of its products. Management believes that the Company’s significant production capacity is of the highest quality compared to that of any domestic craft brewer and that Redhook is the only domestic craft brewer that owns and operates substantial production facilities in both a western region and eastern region of the United States.

      The Company currently produces eight styles of beer, marketed under distinct brand names. The Company’s flagship brand is Redhook E.S.B., and its other principal products include Redhook India Pale Ale, Redhook Hefe-Weizen, Blackhook Porter, Double Black Stout, and its seasonal offerings Redhook Blonde Ale, Winterhook, and Redhook Nut Brown Ale. In addition to its principal products, the Company periodically develops and markets new products to test and measure consumer response to varying styles and flavors. The Company distributed its products through a network of third-party wholesale distributors and a long-term distribution alliance with Anheuser-Busch, Incorporated (“A-B”) (the “Distribution Alliance” or the “Alliance”) in 48 states as of December 31, 2001.

Industry Background

      The Company is a leader in the relatively small craft brewing segment of the U.S. brewing industry, which includes regional specialty brewers, contract brewers, microbreweries and brewpubs. Craft beers are distinguishable from other domestically produced beers by their fuller flavor and adherence to traditional European brewing styles. Although industry information for 2001 is not yet available, shipments of beer in the craft beer segment in 1999 and 2000 were less than 3% of total beer shipped in the United States according to industry sources. Approximately 5.7 million barrels and 5.9 million barrels were shipped in the U.S. by the craft beer segment in 1999 and 2000, respectively, while total beer sold in the U.S., including imported beer, was approximately 195 million and 197 million during the same years. The Company believes that the craft beer segment’s 2001 market share is substantially unchanged. While the segment volume growth has slowed significantly in recent years, the number of craft brewers in the U.S. has grown dramatically, from 627 at the end of 1994 to approximately 1,456 as of December 31, 2000.

      In the early 1900s, the U.S. brewing industry was comprised of nearly 2,000 breweries, most of which were small operations that produced distinctive beers for local markets. Fewer than 1,000 of these breweries reopened following Prohibition. During the ensuing decades, competition in the beer industry came to focus on a narrowing of product offerings to less distinctive beer styles (principally pale lagers and pilsners) for various reasons including: to please the broadest possible segment of the population; for economies of scale; to facilitate mass production techniques; to lower costs and lighten flavor profiles through the use of less barley and more corn, rice and other adjuncts; use of pasteurization processes to prolong shelf-life; and marketing a few major brand names on a national basis, principally through mass-media advertising. As a result of these competitive factors, extensive industry consolidation occurred. Currently, according to industry sources, the three largest domestic brewers account for approximately 79% of domestic beer shipments.

      By the early 1980s, annual domestic consumption of beer produced by U.S. brewers had plateaued at approximately 180 million barrels. Over the past decade, annual per capita domestic beer consumption has declined slightly due to increasing health and safety consciousness and the changing tastes, affluence and consumption attitudes of the maturing generation of beer drinkers born after World War II. A growing number of consumers began to migrate away from the major domestic products toward a broader variety and taste in their malt beverages, mirroring similar trends in other beverage and cuisine categories. Initially, foreign brewers were the principal beneficiaries of these evolving consumption patterns. Even though the principal European, Canadian and Mexican imported beers are also produced by large brewers, some represent a fuller-flavored alternative to the national brands produced in the United States.

      By the latter half of the 1980s, a substantial new domestic industry segment had developed in response to the increasing consumer demand for specialty beers. Across the country, a proliferation of regional specialty brewers (annually selling more than 15,000 barrels of craft beer brewed at their own facilities), contract brewers (selling craft beer brewed by a third party to the contract brewer’s specifications), microbreweries (selling less than 15,000 barrels per year), and brewpubs (combination restaurant-breweries) emerged to form the craft beer industry. The strength of consumer demand has enabled certain craft brewers, such as the Company, to evolve from microbreweries into regional and national specialty brewers by constructing larger breweries while still adhering to the traditional European brewing methods that characterize the craft brewing segment. Other craft brewers have sought to take advantage of growing consumer demand and excess industry capacity by contract brewing at underutilized facilities. Certain national domestic brewers have also sought to appeal to this growing demand for craft beers by producing their own fuller-flavored products. In recent years, imported products from foreign brewers have enjoyed a resurgence in demand which has contributed to the reduced volume growth in the craft beer segment. In addition to the growth and popularity of the imported brands, the recent introductions of flavored alcohol beverages have delivered initial success. Industry sources generally believe that the consumers of flavored alcohol beverages correlate closely with the consumers of the import and craft beer products.

Business Strategy

      The Company’s principal business objective is to be the leading brewer of craft beers in the United States. Redhook seeks to achieve this objective by expanding penetration in existing markets. The central elements of the Company’s business strategy include:

      Production of High-Quality Craft Beers. The Company is committed to the production of a variety of distinctive, flavorful craft beers. The Company brews its craft beers according to traditional European brewing styles and methods, using only high-quality ingredients and technologically advanced brewing equipment. The Company does not intend to compete directly in terms of production style, pricing or extensive mass-media advertising with large national brands.

      Control of Production in Company-Owned Breweries. The Company builds, owns and operates its own brewing facilities to optimize the quality and consistency of its products and to achieve the greatest control over its production costs. Management believes that its ability to engage in ongoing product innovation and to control product quality are critical competitive advantages. Accordingly, the Company does not hire third parties to perform contract brewing of any of its products.

      Production Economies through Technologically Advanced Equipment. The Company’s technologically advanced, highly automated breweries are designed to produce beer in small batches, while attaining production economies through automation rather than scale. The Company believes that its investment in technology enables it to optimize employee productivity, to contain operating costs, to produce innovative beer styles and tastes, and to achieve the production flexibility afforded by small-batch brewing, with minimal loss of efficiency and process reliability.

      Strategic Distribution Alliance with Industry Leader. In October 1994, the Company entered into a long-term distribution agreement with A-B, pursuant to which Redhook distributes its products in substantially all of its markets through A-B’s wholesale distribution network. A-B’s network consists of over 600 wholesale distributors, most of whom are geographically contiguous and independently owned and operated. The Alliance with A-B enabled the Company to expand its distribution to new markets more quickly and without the delays, costs and potential gaps or overlaps in coverage associated with developing a network of distributors on a piecemeal basis. As an independent company, Redhook maintains complete control over the production and marketing of its product while utilizing A-B’s distribution network.

      Operation of Regional Brewing Facilities. Management believes that by locating its production facilities in proximity to the key regional markets it serves, the Company is able to enjoy distinct competitive advantages, including shortened delivery times to maximize product freshness, reduced shipping costs, established consumer identification with the Company’s brands, and enhanced familiarity with local consumer tastes. If additional capacity is required Redhook may construct additional brewing facilities, in select locations in the United States, with the capability to produce Redhook’s principal products, as well as to offer select products to respond to local taste preferences. By pursuing this strategy, Redhook believes that it will be able to preserve its reputation and prestige as a regional craft brewer.

      Promotion of Products. Prior to June 1999, the Company had done very limited advertising. Based upon market and competitive considerations, the Company determined that a significant increase in such spending was appropriate. Accordingly, in June 1999, the Company began a brand investment program that significantly increased advertising and related costs. During 1999 and 2000, the Company primarily utilized radio, billboard and print advertising in select markets, while also participating, to a small degree, in co-operative advertising where the Company’s spending is matched dollar for dollar by the local distributor. In 2001, the Company allocated a larger share of its advertising spending to its co-operative advertising and promotion program. The advertising investment is expected to continue for the foreseeable future with the objective of establishing or maintaining momentum towards capturing a larger share of the fragmented craft beer market. In addition, market and competitive considerations could require an increase in other promotional costs associated with developing existing and new markets. Expenditures for the brand investment and co-operative program totaled $2.6 million and $3.0 million for the years ended December 31, 2001 and 2000, respectively. The Company also markets its products to distributors, retailers and consumers through a variety of specialized training and promotional methods. The Company actively trains its distributors and retailers in understanding the brewing process, the craft beer segment and Redhook products. Promotional methods include introducing Redhook products on draft in pubs and restaurants, using promotional items including tap handles, glassware and coasters, and participating in local festivals and sports venues to increase brand name recognition. In addition, the Company’s prominently located breweries feature pubs and retail outlets and offer guided tours to further increase consumer awareness of Redhook. Management believes that its training and promotional methods are effective in communicating and educating consumers and are important support to the brand investment and co-operative program.

Products

      The Company produces a variety of styles of full-flavored craft beers using traditional European brewing methods. The Company brews its beers using only high-quality hops, malted barley, wheat, rye and other natural ingredients, and does not use any rice, corn, sugar, syrups or other adjuncts. The Company’s beers are marketed on the basis of freshness and distinctive flavor profiles. To help maintain full flavor, the Company’s products are not pasteurized. As a result, it is appropriate that they be kept cool so that oxidation and heat-induced aging will not adversely affect the original taste, and that they be distributed and served as soon as possible, generally within approximately three months after packaging to maximize freshness and flavor. The Company distributes its products only in glass bottles and kegs, and its products are freshness dated for the benefit of consumers.

      The Company presently produces eight principal brands, each with its own distinctive combination of flavor, color and clarity:

      Redhook E.S.B. The Company’s flagship brand, Redhook E.S.B., which accounted for approximately 60% of the Company’s sales in 2001, is a full, rich, well-rounded, amber-colored ale with a sweet toasted malt flavor balanced by a pleasant floral liveliness derived from Tettnang hops.

      Redhook India Pale Ale. A premium English, pub-style bitter ale, Redhook IPA is pale and aggressively hopped, has a brassy color imparted by caramelized malt, an herbal aroma characteristic of Northwest Cascade hops, and a crisp finish.

      Redhook Hefe-Weizen. This wheat beer is unfiltered and named hefe-weizen, which means “wheat beer with yeast.” Leaving the yeast in, instead of filtering it out, accentuates the wheat flavor and adds visual appeal.

      Blackhook Porter. A London-style Porter, Blackhook has an ebony tone, a pleasant “toasted” character produced by highly roasted black barley, and a dark malt flavor suggesting coffee and chocolate, balanced by lively hopping.

      Double Black Stout. A rich, imperial stout using a variety of dark malts creating a big roasty flavor that is rounded out with a touch of honey.

      Redhook Blonde Ale. A delicious, thirst-quenching golden ale. The combination of lightly roasted barley, subtle hops, and a touch of wheat create a perfectly balanced and distinctively drinkable ale. Blonde Ale is generally available during the spring and summer months and available in draft year-round in some markets.

      Winterhook. A rich, seasonal holiday ale formulated specially each year for cold-weather enjoyment, Winterhook typically is deep in color and rich in flavor, with complex flavors and a warm finish. Winterhook is available during fall and winter months.

      Redhook Nut Brown Ale. A malty ale with a hint of sweetness in the finish. The combination of six barley malts and two hop varieties result in a surprisingly smooth, well-balanced dark beer. Nut Brown Ale is available during the late winter and early spring.

      In an effort to be responsive to varying consumer style and flavor preferences, the Company also periodically engages in the development and testing of new products. The Company believes that the continued success of craft brewers will be affected by their ability to be innovative and attentive to consumer desires for new and distinctive taste experiences while maintaining consistently high product quality. The Company’s technologically advanced breweries allow it to produce small-batch experimental ales within three weeks. Experimental products are periodically developed and typically produced in draft form only for on-premise test marketing at the Company’s pubs and selected retail sites. If the initial consumer reception of an experimental brew is sufficiently positive, then its taste and formula are refined, as necessary, and a new Redhook brand may be created. Redhook India Pale Ale, Redhook Nut Brown Ale, and Double Black Stout are examples of products that were developed in this manner.

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

      The brewing process begins when the malt supplier soaks the barley grain in water, thereby initiating germination, and then dries and cures the grain through kilning. This process, known as “malting,” breaks down complex carbohydrates and proteins so that they can be easily extracted. The malting process also imparts color and flavor characteristics to the grain. The cured grain, referred to as “malt,” is then sold to the brewery. At the brewery, various malts are cracked by milling, and mixed with warm water. This mixture, or “mash,” is heated and stirred in the mash tun, allowing the simple carbohydrates and proteins to be converted into fermentable sugars. Naturally occurring enzymes help facilitate this process. The mash is then strained and rinsed in the lauter tun to produce a residual liquid, high in fermentable sugars, called “wort,” which then flows into a brew kettle to be boiled, concentrated and clarified. Hops are added during the boil to impart bitterness, balance and aroma. The specific mixture of hops and the brewing time and temperature further affect the flavor of the beer. After the boil, the wort is strained and cooled before it is moved to a fermentation cellar, where specially cultured yeast is added to induce fermentation. During fermentation, the wort’s sugars are metabolized by the yeast cells, producing carbon dioxide and alcohol. Some of the carbon dioxide is recaptured and absorbed back into the beer, providing a natural source of carbonation. After fermentation, the beer is cooled for several days while the beer is clarified and full flavor develops. Filtration, the final step for a filtered beer, removes unwanted yeast. At this point, the beer is in its peak condition and ready for bottling or keg racking. The entire brewing process of ales, from mashing through filtration, is typically completed in 14 to 21 days, depending on the formulation and style of the product being brewed.

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

      Bottling and Kegging. The Company packages its craft beers in both bottles and kegs. Both of the Company’s breweries have fully automated, technologically advanced bottling and keg lines. The bottle filler at each brewery utilizes a carbon dioxide environment during bottling designed to ensure that minimal oxygen is dissolved in the beer, thereby extending shelf life. Redhook uses the latest keg technology, which is preferred by many draft beer retailers because the kegs are designed to be easier to handle and lift, to consume less floor space, to have more consistent flow and to reduce waste.

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

      Ingredients and Raw Materials. The Company currently purchases its malted barley from several suppliers and its premium-quality select hops, grown in the Pacific Northwest, from competitive sources. The Company periodically purchases small lots of European hops, which it uses to achieve a special hop character in certain of its beers. Redhook believes that alternate sources of malted barley and hops are available at competitive prices. In order to ensure the supply of the hop varieties used in its products, the Company enters into supply contracts for its hop requirements. The Company currently cultivates its own Saccharomyces cerevisiae yeast supply. The Company has access to multiple competitive sources for packing materials, such as bottles, labels, six-pack carriers, crowns and shipping cases.

Product Distribution

      Redhook’s products are available for sale directly to consumers in draft and bottles at restaurants, bars and liquor stores, as well as in bottles at supermarkets, warehouse clubs and convenience stores. Like substantially all craft brewers, the Company’s products are delivered to these retail outlets through a network of local distributors, whose principal business is the distribution of beer and in some cases other alcoholic beverages, and who traditionally have local distribution relationships with one or more national beer brands. The Company, together with its distributors, markets its products to retail outlets and relies on its distributors to provide regular delivery to retailers, to maintain retail shelf space and to oversee timely rotation of inventory to ensure the freshness of its products. The Company also offers its products directly to consumers at the Company’s three on-premise retail establishments, the Trolleyman Pub in the Fremont neighborhood of Seattle, the Forecasters Public House in Woodinville, Washington and the Cataqua Public House in Portsmouth, New Hampshire.

      In October 1994, the Company entered into the Distribution Alliance with A-B pursuant to which Redhook distributes its products in new markets exclusively through A-B’s wholesale distribution network. If an A-B distributor does not agree to carry the Company’s products, the Company may select a non-A-B distributor for that territory. The exclusivity provisions of the A-B Distribution Agreement do not apply to territories currently subject to distribution arrangements with non-Alliance distributors until such arrangements expire. During 1996, Redhook changed the distribution in substantially all of the significant markets previously served by non-A-B wholesalers to distribution through the Alliance.

      Prior to establishing the Alliance with A-B, the Company distributed its products regionally through distributors, many of which were part of the A-B distribution network, in eight western states: Washington, California (northern), Oregon, Idaho, Montana, Wyoming, Colorado and Alaska. The Company’s most significant non-Alliance wholesaler is K&L Distributors, Inc., which although not part of the Alliance is a distributor in the A-B distribution network and responsible for distribution of the Company’s products in most of King County, Washington, which includes Seattle. K&L Distributors, Inc. accounted for approximately 14%, 16% and 17% of total sales in 2001, 2000 and 1999, respectively. As of December 31, 2001, the Company had 20 non-Alliance distributors. The Company expects the percentage of sales represented by non-Alliance distributors to continue to decline as the Company expands its sales through the Alliance.

      A-B, whose products accounted for approximately 49% of total domestic beer sales by volume in 2001, distributes its products throughout the United States through a network of over 600 wholesale distributors, most of whom are geographically contiguous and independently owned and operated. The Company believes that the typical A-B distributor is financially stable and has both a long-standing presence and a substantial market share of beer sales in its territory.

      Redhook chose to align itself with A-B through the Alliance as an integral part of its growth strategy, and to provide access to quality distribution throughout the nation. Redhook was the first and is the largest independent craft brewer to have a formal distribution agreement with a major U.S. brewer. The Company believes that access to A-B’s distribution network enabled it to enter targeted new markets more rapidly and with more thorough penetration of the available customer base in the territory. The Distribution Alliance allowed the Company to retain control over the selection and timing of new market introductions. The

Company believes that the existence of the Alliance, presentations by Redhook’s management at A-B’s distributor conventions, A-B communications about Redhook in printed distributor materials, and A-B-supported opportunities for Redhook to educate A-B distributors about its specialty products result in increased awareness of and demand for Redhook products among A-B’s distributors.

      Management believes that the Company’s competitors in the craft beer segment generally negotiate distribution relationships separately with distributors in each locality and, as a result, typically distribute through a variety of wholesalers representing differing national beer brands with uncoordinated territorial boundaries. Because A-B’s distributors are assigned territories that generally are contiguous, the Alliance enables the Company to reduce the gaps and overlaps in distribution coverage often experienced by the Company’s competitors. As a result, management believes the Alliance provides the Company with advantages over competitors in the craft beer industry who may find it difficult to achieve the distribution efficiencies afforded by the Alliance network.

      The Company’s products were distributed in 48 states at the end of 2001. In 2001, the Company shipped its products to 523 Alliance distribution points, accounting for approximately 70% of the Company’s sales volume. In addition, sales through wholesalers that are part of the A-B distribution network but that are not part of the Alliance accounted for an additional 25% of the Company’s sales volume in 2001.

      Under the Alliance, the Company is responsible for marketing its products to A-B’s distributors, as well as to retailers and consumers. The A-B distributors then place orders with the Company, through A-B, for Redhook products. The Company separately packages and ships the orders in refrigerated trucks to the A-B distribution center nearest to the distributor or, under certain circumstances, directly to the distributor. Generally, the Company sells its products to A-B at the same list prices paid by non-Alliance distributors in the respective markets, but it must pay A-B certain fees in connection with sales to A-B. Such fees are determined by a formula that effectively reduces the total gross profit margin earned on sales to A-B. However, management believes that the benefits of the Alliance, particularly the potential for increased sales volume, and efficiencies in delivery, state reporting and licensing, billing and collections created by the Alliance are significant to the Company’s business.

      Under the Alliance, the Company has granted A-B the first right to distribute Redhook products in the United States and Mexico, except in those territories already subject to distribution agreements with non-Alliance distributors, in which case such right does not commence until the existing arrangements expire. A-B additionally has a first right to distribute new Redhook products in non-Alliance territories. In exchange, prior to October 1997, A-B could not acquire an interest between 10% and 50% of the common stock of, or distribute the products of, any other U.S.-based small brewer (producing or distributing less than 1,000,000 barrels annually) that distributes beer in those areas where the Company distributes its products, without the Company’s approval. After October 1997, if A-B were to agree to distribute the products of any U.S.-based small brewer in areas where the Company’s products are distributed, without the Company’s approval, the Alliance fee would be substantially reduced on sales of Redhook products in such areas.

Sales and Marketing

      Prior to 1999, the Company had engaged in very limited media advertising to market its products. Based upon market and competitive considerations, in 1999 the Company determined that a significant increase in media advertising was appropriate. Accordingly, in June 1999 the Company began a brand investment program that significantly increased advertising and related costs. During 1999 and 2000, the Company primarily utilized radio, billboard and print advertising in select markets, while also participating, to a small degree, in co-operative advertising where the Company’s spending is matched dollar for dollar by the local distributor. In 2001, the Company allocated a larger share of its advertising spending to its co-operative advertising and promotion program. The advertising investment is expected to continue for the foreseeable future with the objective of establishing or maintaining momentum towards capturing a larger share of the fragmented craft beer market. This increased media advertising significantly increased the Company’s selling, general and administrative expenses in 1999, 2000 and 2001, leading to increased losses and a reduction in stockholders’ equity. In addition, market and competitive considerations could require an increase in other promotional costs associated with developing existing and new markets.

      The Company’s sales and marketing staff offers education, training and other support to wholesale distributors of the Company’s products. Because the Company’s wholesalers generally also distribute much higher-volume national beer brands and commonly distribute other specialty brands, a critical function of the sales and marketing staff is to elevate each distributor’s awareness of the Company’s products and to retain the distributor’s interest in promoting increased sales of these products. This is accomplished primarily through personal contact with each distributor, including on-site sales training, educational tours of the Company’s breweries and promotional activities and expenditures shared with the distributors. The Company’s sales representatives also provide other forms of support to wholesale distributors, such as direct contact with restaurant and grocery chain buyers, direct involvement in the design of grocery store displays, stacking and merchandising of beer inventory and supply of point-of-sale materials.

      The Company’s sales representatives devote considerable effort to the promotion of on-premise consumption at participating pubs and restaurants. The Company believes that educating retailers about the freshness and quality of the Company’s products will in turn allow retailers to assist in educating consumers. The Company considers on-premise product sampling and education to be among its most effective tools for building brand identity with consumers and establishing word-of-mouth reputation. On-premise marketing is also accomplished through a variety of other point-of-sale tools, such as neon signs, tap handles, coasters, table tents, banners, posters, glassware and menu guidance. The periodic distribution of the Company’s experimental products in limited quantities to selected pubs and restaurants is another example of on-premise marketing designed to increase consumer awareness. The Company seeks to identify its products with local markets by participating in or sponsoring cultural and community events, local music and other entertainment venues, local craft beer festivals and cuisine events, and local professional sporting events.

      The Company’s breweries also play a significant role in increasing consumer awareness of the Company’s products and enhancing Redhook’s image as a craft brewer. Many visitors take tours at the Company’s breweries annually. Each of the Company’s breweries has a retail pub on-site where the Company’s products are served. In addition, the breweries have meeting rooms that the public can rent for business meetings, parties and holiday events, and that the Company uses to entertain and educate distributors, retailers and the media about the Company’s products. See Item 2. “Properties.” The Company also sells various items of apparel and memorabilia bearing the Company’s trademarks at its pubs, which creates further awareness of the Company’s beers and reinforces the Company’s quality image.

      To further promote retail bottled product sales and in response to local competitive conditions, the Company regularly offers “post-offs,” or price discounts, to distributors in most of its markets in response to local competitive conditions. Distributors and retailers usually participate in the cost of these price discounts.

Competition

      The domestic market in which the Company’s craft beers are sold is highly competitive due to the proliferation of small craft brewers, including contract brewers, the increase in the number of products offered by such brewers, and the introduction of fuller-flavored products by major national brewers. The Company competes primarily with other participants in the craft beer segment, producers of imported beers and large national brewers. See “Industry Background.” The number of participants and number of different products offered in this segment have increased significantly in recent years, thereby intensifying competition for the bottled product placements and especially for draft beer placements. Competition within the domestic craft beer segment is based on product quality, taste, consistency and freshness; ability to differentiate products; promotional methods and product support; transportation costs; distribution coverage and local appeal; and price. A significant portion of the Company’s sales growth prior to 1997 was achieved through increasing sales in the Pacific Northwest region, which the Company believes is one of the most competitive craft beer markets in the United States in terms of number of market participants and consumer awareness. During the years 1997 through 1999, the Company experienced, along with many of its competitors, a decline in its Washington State sales as compared to its 1996 sales. While this trend was reversed for the Company’s 2000

Washington State sales, reporting a 7.6% volume increase as compared to 1999, the Company experienced a 1.9% decline in its 2001 Washington State sales volume when compared to 2000.

      As the Company has expanded its distribution network outside the Pacific Northwest region, and as other craft brewers have expanded their distribution to the Pacific Northwest, Redhook has encountered increasing competition from microbreweries, other regional specialty brewers such as Sierra Nevada Brewing Company and New Belgium Brewing Company, as well as from contract brewers such as Pete’s Brewing Company and Boston Beer Company. Although certain of these competitors distribute their products nationally and may have greater financial and other resources than the Company, management believes that the Company possesses certain competitive advantages, including its technologically advanced, Company-owned production facilities and distribution through the Alliance.

      The Company also competes against producers of imported beers, such as Becks, Heineken, Labatts, Modelo (Corona) and Molson. Most of these foreign brewers have significantly greater financial resources than the Company. Although imported beers currently account for a much greater share of the U.S. beer market than craft beers, the Company believes that craft brewers possess certain competitive advantages over some importers, including lower transportation and no importation costs, proximity to and familiarity with local consumers, a higher degree of product freshness, eligibility for lower federal excise taxes and absence of currency fluctuations.

      While it is too early to determine its success, the new category of flavored alcohol beverages, which includes Smirnoff Ice and Mike’s Hard Lemonade, has initially demonstrated strong sales. The flavored alcohol beverage segment appears to be experiencing favorable results in drawing overlapping consumers away from imports and craft beers. The number of brands in the flavored alcohol beverage segment is increasing as numerous new brand introductions were announced in early 2002.

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

Regulation

      The Company’s business is highly regulated at federal, state and local levels. Various permits, licenses and approvals necessary to the Company’s brewery and pub operations and the sale of alcoholic beverages are required from various agencies, including the U.S. Treasury Department, Bureau of Alcohol, Tobacco and Firearms (the “BATF”); the United States Department of Agriculture; the United States Food and Drug Administration; state alcohol regulatory agencies in the states in which the Company sells its products; and state and local health, sanitation, safety, fire and environmental agencies. In addition, the beer industry is subject to substantial federal excise taxes, although the Company benefits from favorable treatment granted to brewers producing less than 2 million barrels per year.

      Management believes that the Company currently has all licenses, permits and approvals necessary for its current operations. However, existing permits or licenses could be revoked if the Company were to fail to comply with the terms of such permits or licenses, and additional permits or licenses could in the future be required for the Company’s existing or expanded operations. If licenses, permits or approvals necessary for the Company’s brewery or pub operations were unavailable or unduly delayed, or if any such permits or licenses were revoked, the Company’s ability to conduct its business could be substantially and adversely affected.

Alcoholic Beverage Regulation and Taxation

      Each of the Company’s breweries and pubs is subject to licensing and regulation by a number of governmental authorities. The Company operates its breweries under federal licensing requirements imposed by the BATF. The BATF requires the filing of a “Brewer’s Notice” upon the establishment of a commercial brewery. In addition, commercial brewers are required to file an amended Brewer’s Notice every time there is a material change in the brewing process or brewing equipment, change in the brewery’s location, change in the brewery’s management or a material change in the brewery’s ownership. The Company’s operations are subject to audit and inspection by the BATF at any time.

      In addition to the regulations imposed by the BATF, the Company’s breweries are subject to various regulations concerning retail sales, pub operations, deliveries and selling practices in states in which the Company sells its products. Failure by the Company to comply with applicable federal or state regulations could result in limitations on the Company’s ability to conduct its business. The BATF’s permits can be revoked for failure to pay taxes, to keep proper accounts, to pay fees, to bond premises, and to abide by federal alcoholic beverage production and distribution regulations, or if holders of 10% or more of the Company’s equity securities are found to be of questionable character. Permits from state regulatory agencies can be revoked for many of the same reasons.

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

State and Federal Environmental Regulation

      The Company’s brewery operations are subject to environmental regulations and local permitting requirements and agreements regarding, among other things, air emissions, water discharges and the handling and disposal of wastes. While the Company has no reason to believe the operations of its facilities violate any such regulation or requirement, if such a violation were to occur, the Company’s business may be adversely affected. In addition, if environmental regulations were to become more stringent in the future, the Company could be adversely affected.

Dram Shop Laws

      The serving of alcoholic beverages to a person known to be intoxicated may, under certain circumstances, result in the server’s being held liable to third parties for injuries caused by the intoxicated customer. The Company’s pubs have addressed this concern by establishing early closing hours and employee training and designated-driver programs. Large uninsured damage awards against the Company could adversely affect the Company’s financial condition.

Relationship with Anheuser-Busch, Incorporated

      In October 1994, the Company entered into the Alliance with A-B. The Alliance consists of a long-term national distribution agreement (the “A-B Distribution Agreement”) and an investment by A-B in the Company (the “A-B Investment Agreement”). The Alliance gives the Company access to A-B’s domestic network of over 600 wholesale distributors, while the Company maintains control over the production and marketing of its products. Pursuant to the A-B Investment Agreement, A-B invested approximately $30 million to purchase the Company’s Series B Preferred Stock (the “Series B Preferred Stock”) and

common stock of the Company (“Common Stock”), including newly-issued shares concurrent with the Company’s initial public offering.

A-B Distribution Agreement

      The A-B Distribution Agreement has a stated term of 20 years, but is subject to earlier termination (i) by either party without cause on December 31, 2004, (ii) by either party upon an uncured material breach by the other party of certain provisions of the Series B Preferred Stock, the A-B Investment Agreement, the A-B Distribution Agreement and certain related A-B investment documents, or upon the insolvency of the other party, (iii) by A-B upon (a) acquisition by another large alcoholic beverage competitor of 10% or greater equity ownership of the Company and a seat on the Company’s Board of Directors or (b) a deterioration of the Company’s financial condition that results from a change in ownership of the Company and materially adversely affects its ability to perform under the A-B Distribution Agreement, or (iv) by A-B following (a) any action by the Company that in A-B’s sole determination damages the reputation or image of A-B or the brewing industry (for example, production of a high-alcohol beer, defamation of A-B or its products or contamination of the Company’s products, but not poor operating results, an unsuccessful product introduction or competition with A-B’s products), (b) any acquisition of, agreement to acquire, or institution of a tender or exchange offer to acquire a percentage of the Company’s equity securities equal to or greater than that held by A-B, (c) certain agreements pursuant to which the Company would merge into or consolidate with another corporation or sell substantially all of its assets or certain of its trademarks, or (d) the failure to appoint a successor acceptable to A-B in the event Paul S. Shipman ceases to function as the Company’s Chief Executive Officer. The term “Extraordinary Termination” refers to the termination by A-B of the A-B Distribution Agreement for any of the reasons described under clause (iv) above.

      In the event that the A-B Distribution Agreement is terminated on or before December 31, 2004, under the circumstances described in (i), (iii) or (iv) above, or by A-B under the circumstances described in (ii) above, the terms of the Series B Preferred Stock purchased by A-B pursuant to the A-B Investment Agreement (see A-B Investment Agreement below) require the mandatory redemption of the Series B Preferred Stock on December 31, 2004, at a redemption price equal to $12.61 per share (approximately $16.3 million in the aggregate), plus an amount equal to accumulated and unpaid dividends thereon. The terms of the Series B Preferred Stock further provide that if at the time of the mandatory redemption the Company has insufficient legally available funds to redeem the shares of Series B Preferred Stock as a whole, those funds that are legally available shall be used to redeem the maximum number of shares of Series B Preferred Stock. At any time thereafter when additional funds of the Company become legally available for the redemption of Series B Preferred Stock, such funds shall be immediately used to redeem shares of Series B Preferred Stock that have not been previously redeemed. The Company would not be legally able to redeem shares of Series B Preferred Stock if, after giving effect to such redemption, the Company would not be able to pay its debts when due in the usual course of business or the Company’s total assets would be less than the sum of its total liabilities.

      If the A-B Distribution Agreement were terminated early as described above, it would be extremely difficult for the Company to develop a distribution network and would have a long-term material adverse effect on the Company’s sales and results of operations. The mandatory redemption could also have a material adverse effect on the financial position and cash flows of the Company. Additionally, the Company may need to raise funds to fund the development of the new distribution network and continue operations as it uses other available funds to pay for the redemption of the Series B Preferred Stock. There cannot be any guarantee that the Company would be able to successfully rebuild its distribution network or that any additional financing would be available when needed, or on commercially reasonable terms.

      The termination of the A-B Distribution Agreement for any reason or the failure by the Company to perform any of its material obligations under the A-B Investment Agreement would constitute an event of default under a credit agreement the Company has with a bank and the bank may declare the entire outstanding loan balance immediately due and payable.

A-B Investment Agreement

      Pursuant to the A-B Investment Agreement, A-B purchased 236,756 shares of Common Stock for $7.00 per share in October 1994 and 1,289,872 shares of Series B Preferred Stock for $12.61 per share in November 1994.

      A-B Preemptive Rights. Pursuant to the A-B Investment Agreement, A-B exercised its right in connection with the Company’s public offering in August 1995 to purchase 716,714 shares of Common Stock at $17.00 per share in order to maintain its 25% ownership percentage of the Common Stock on a Fully Diluted Basis (as defined below). A-B has no further preemptive rights.

      A-B Standstill and Transfer Restrictions. Pursuant to the A-B Investment Agreement, A-B agreed that, prior to November 16, 2001, neither it nor its affiliates would acquire any Common Stock, or any option, right or warrant to acquire, or security convertible or exchangeable into Common Stock, if such purchase or acquisition would result in A-B and its affiliates holding in the aggregate in excess of 30% of the outstanding shares of Common Stock, calculated on a Fully Diluted Basis (the “A-B Standstill”). Certain increases in A-B’s beneficial ownership resulting from involuntary acquisitions or decreases in the number of outstanding shares were excluded from the A-B Standstill. Pursuant to the terms of the A-B Investment Agreement, the A-B Standstill automatically terminated on November 16, 2001.

      The A-B Investment Agreement provides that, to the extent A-B’s ownership exceeds 30% of the outstanding shares of Common Stock, calculated on a Fully Diluted Basis, as a result of a rights offering, A-B will, in certain circumstances, take steps to divest itself of such shares no later than the later of (i) one year from the date of such purchase or acquisition and (ii) the earliest period in which such shares may be sold pursuant to Rule 144 under the Securities Act of 1933, as amended.

      The A-B Investment Agreement imposes restrictions on A-B’s ability to transfer Series B Preferred Stock and Common Stock, including, subject to certain exceptions (including sales of less than 3% of the outstanding Common Stock, or sales pursuant to the exercise of registration rights), a limited right of first refusal in favor of the Company on proposed sales of Common Stock by A-B, an outright prohibition of sales by A-B of more than 12.5% of the Common Stock on a Fully Diluted Basis to any single person or group, or of any Common Stock to brewers of malt beverages, and a prohibition on any sale of Series B Preferred Stock prior to an Extraordinary Termination of the A-B Distribution Agreement.

      A-B Board Representation. Under the A-B Investment Agreement, A-B has the right to designate a number of nominees based on its percentage ownership, but not less than two, so long as A-B holds at least 20% of the Common Stock on a Fully Diluted Basis (which number will be rounded up to the next highest whole number if not a whole number). A-B’s percentage ownership on a “Fully Diluted Basis,” as defined in the A-B Investment Agreement is calculated based on the assumption that all outstanding shares of Series B Preferred Stock and other convertible securities are converted into Common Stock, that all outstanding warrants and stock options (other than stock options granted to officers, directors and employees under the Company’s option plans) have been exercised in full, and that all holdings of A-B and its affiliated companies are aggregated. Currently, there are no outstanding options or warrants that would be included in the calculation of outstanding shares on a Fully Diluted Basis. The Company is obligated to use reasonable efforts to cause the election of the nominees designated by A-B. If the designees are not elected, the Company is obligated to take certain remedial measures, and A-B is entitled to elect the same number of directors by class voting under the terms of the Series B Preferred Stock. A-B also has a contractual right to have one of its Board designees sit on each committee of the Company’s Board of Directors.

      Covenants Binding the Company. The Company has agreed, pursuant to the A-B Investment Agreement, that it will not, without A-B’s consent, (i) enter into any acquisition or investment transaction involving an aggregate purchase price exceeding 50% of the book value of the Company’s assets prior to such transaction; (ii) enter into any transaction involving the transfer of specified trademarks or trade names or of assets representing more than 50% of the book value of the Company’s assets prior to such transaction; (iii) issue or sell to any person (including A-B), or amend its capital structure to authorize the issuance of, equity securities except within certain permitted categories, including pursuant to (a) the conversion of the

Series B Preferred Stock, (b) a stock split or the exercise of any outstanding option, (c) other issuances not exceeding in the aggregate 20% of the shares of Common Stock and Series B Preferred Stock (as if converted) outstanding at the beginning of each two-year period commencing on January 1, 1995 and on January 1 of every second year thereafter, and (d) issuances under certain antitakeover plans; (iv) authorize or issue any shares of capital stock ranking equal or prior to the Series B Preferred Stock as to dividend or liquidation rights, or entitled to more than one vote per share or to class voting on any matter (except as required by Washington corporation law) or to ordinary voting power in the election of directors (other than Common Stock), or authorize or issue any new class or series of common shares; (v) issue or sell any equity securities to persons having revenues of $100 million or more from the production or distribution of alcoholic beverages in North and South America; (vi) afford to any other person or group the right to designate a number of the Company’s directors equal to or greater than the largest number A-B is contractually entitled to designate; (vii) enter into any transaction with any affiliate of the Company except under certain circumstances; (viii) engage in any material respect in any business other than producing and distributing beverages; (ix) enter into a merger, consolidation or share exchange with another corporation, except for transactions meeting multiple criteria (including, among others, survival of the Company and no change in control); or (x) amend its Articles or Bylaws in certain respects.

      These covenants, as well as A-B’s contractual Board and committee representation rights, terminate upon the earliest of (i) a reduction in the ownership of A-B and its affiliates to less than the greater of (a) 610,000 shares of Common Stock (assuming conversion and exercise of all convertible securities, options and warrants and ignoring any stock split or other recapitalization) and (b) 7.5% of the Common Stock calculated on a Fully Diluted Basis, (ii) an increase in the ownership of A-B and its affiliates to more than 30% of the Common Stock calculated on a Fully Diluted Basis, (iii) an Extraordinary Termination of the A-B Distribution Agreement, (iv) termination of the A-B Distribution Agreement by Redhook on the basis of an uncured breach by, or insolvency of, A-B, and (v) termination of the A-B Distribution Agreement by either party at the end of 2004 or the expiration thereof at the end of 2014.

Trademarks

      The Company has obtained U.S. trademark registrations for the marks and corresponding logo designs for: Ballard Bitter, Blackhook, Redhook, Redhook ESB, Wheathook, Winterhook, Double Black Stout and Blueline. The Company has also obtained U.S. trademark registrations for Forecasters, Trolleyman, and Cataqua. The Redhook mark and certain other Company marks are also registered or pending in various foreign countries. The Company regards its Redhook and other trademarks as having substantial value and as being an important factor in the marketing of its products. The Company is not aware of any infringing uses that could materially affect its current business or any prior claim to the trademarks that would prevent the Company from using such trademarks in its business. The Company’s policy is to pursue registration of its marks in its markets whenever possible and to oppose vigorously any infringement of its marks.

Employees

      At December 31, 2001, the Company had 204 employees, including 57 in production, 87 in the pubs, 46 in sales and marketing, and 14 in administration. Of these, 1 in production, 53 in the pubs and 6 in sales and marketing are part-time employees. The Company believes its relations with its employees to be good.

Item 2.     Properties

      The Company currently operates two technologically advanced, highly automated small-batch breweries, one in the Seattle suburb of Woodinville, Washington and the other in Portsmouth, New Hampshire. See Notes 3, 4 and 10 of the Notes to Financial Statements included elsewhere herein.

      The Former Fremont Brewery. In June 1987, the Company leased the historic Fremont brewery building and hired German brewery engineers to design and install a brewery to meet its special requirements. Production began in 1989 with an annual capacity of approximately 30,000 barrels. As the result of further expansion that included construction of a kegging and warehousing facility, capacity increased in stages to approximately 75,000 barrels per year by 1993. In January 1998, production at the Fremont Brewery was significantly reduced and the brewery served as a backup facility to the Woodinville Brewery. During the quarter ended June 30, 1998, the Company analyzed its current and future production capacity requirements and its plans for the Fremont Brewery production assets. Based upon that analysis, the Company decided to permanently curtail the Fremont Brewery operations and sell substantially all of those production assets. In compliance with Financial Accounting Standards Board (“FASB”) Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (“Statement 121”), the Fremont production assets were written down to an estimate of their net realizable value in the quarter ended June 30, 1998. The write-down was recorded through a non-cash valuation provision totaling $5.2 million. The special valuation provision, net of the related income tax benefit, totaled $3.4 million. The Company leases the brewery building, which covers approximately 26,000 square feet. The brewery building is currently occupied by the Trolleyman pub and the Company’s corporate offices. The lease expires in October 2002, unless the five-year extension option is exercised. The Company previously leased approximately 7,600 square feet of adjacent office space under a lease that originally expired in 2001. During 1998, the Company exercised its option to terminate that lease and moved its corporate offices into the Fremont Brewery building. Adjacent to the Fremont Brewery, the Company owned a warehousing facility and land, which was used as the keg filling, storage and shipping facility prior to curtailing the Fremont Brewery operations. In July 2000, the Company sold the real estate parcel for approximately $1.7 million in cash and recorded a gain of approximately $1.0 million during the quarter ended September 30, 2000.

      The Woodinville Brewery. In 1993, the Company acquired approximately 22 acres (17 of which are developable) in Woodinville, Washington, a suburb of Seattle, to build a brewery and packaging facility. The site is across the street from the Chateau Ste. Michelle Winery, next to the Columbia Winery and visible from a popular bicycle path. The Woodinville Brewery is housed in an approximately 88,000-square-foot building that currently includes a 100-barrel brewhouse, fermentation cellars, filter rooms, grain storage silos, a bottling line, dry storage, a cooler and loading docks. This building also includes a retail merchandise outlet and the Forecasters Public House, a 4,000 square-foot family-oriented pub that seats 200 and features an outdoor beer garden that seats an additional 200. This brewery also has a 4,000 square-foot special events room accommodating up to 250 people. The Woodinville Brewery began limited operations in September 1994 with an annual brewing capacity of approximately 60,000 barrels. Completion of an outdoor tank farm during 1996 brought the Woodinville Brewery to its maximum designed production capacity of approximately 250,000 barrels per year. During 1997, the Company completed construction of a 40,000 square-foot keg filling, cold storage, distribution and office facility adjacent to the brewery building.

      The Portsmouth Brewery. In May 1995, the Company subleased approximately 23 acres in Portsmouth, New Hampshire to build a brewery and a bottling and kegging facility to supply eastern U.S. markets. The sublease expires in 2047, and contains two seven-year extension options. The Portsmouth Brewery is modeled after the Woodinville Brewery and is similarly equipped, but is larger in design, covering 125,000 square feet to accommodate all phases of the Company’s brewing operations under one roof. Included is a retail merchandise outlet, the Cataqua Public House, a 4,000 square-foot family-oriented pub with an outdoor beer garden, and a special events room accommodating up to 250 people. Production began in late October 1996, with an initial brewing capacity of approximately 100,000 barrels per year. The Company plans to phase in additional brewing capacity as needed, up to the maximum designed production capacity of approximately 250,000 barrels per year.

Item 3.     Legal Proceedings

      The Company is involved from time to time in claims, proceedings and litigation arising in the normal course of business. The Company believes that, to the extent that it exists, any pending or threatened litigation involving the Company or its properties will not likely have a material adverse effect on the Company’s financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

Item 4A.     Executive Officers of the Company

Paul S. Shipman (49) — President, Chief Executive Officer and Chairman of the Board

      Mr. Shipman is one of the Company’s founders and has served as its President since September 1981, Chairman of the Board since November 1992, and Chief Executive Officer since June 1993. Prior to founding the Company, Mr. Shipman was a marketing analyst for the Chateau Ste. Michelle Winery from 1978 to 1981. Mr. Shipman received his Bachelor’s degree in English from Bucknell University in 1975 and his Master’s degree in Business Administration from the Darden Business School, University of Virginia, in 1978.

David J. Mickelson (42) — Executive Vice President, Chief Financial Officer and Chief Operating Officer

      Mr. Mickelson was named Chief Financial Officer in August 2000 in addition to his position of Executive Vice President and Chief Operating Officer, which he has held since March 1995. From April 1994 to March 1995, he was the Company’s Vice President and General Manager. From July 1992 to December 1994, he served as its Chief Financial Officer, and was also named General Manager in January 1994. He served as the Company’s Controller from 1987 to July 1992, and additionally was elected Treasurer in 1989. From 1985 to 1987, he was the Controller for Certified Foods, Inc. and from 1981 to 1985 served as a loan officer with Barclays Bank PLC. Mr. Mickelson received his Bachelor’s degree in Business Administration from the University of Washington in 1981.

     Gregory J. Marquina (47) — Vice President, Sales

      Mr. Marquina joined the Company in August 2000 as Vice President, Sales. From 1993 to 2000, he was a principal of Coast Distributing Company, an A-B distributor in San Diego, California. From March 1979 to May 1993, Mr. Marquina held several management positions for A-B, including Division Manager So. California (1989-1993), Division Manager Northwest (1986-1989), Region Marketing Coordinator (1983-1986), Region Administrator (1981-1983), and District Manager (1979-1981). Mr. Marquina served as Product Manager from 1977 to 1979, and Regional Account Manager from 1976 to 1977, both with Armour Food Co. He received his Bachelor’s degree in Business Administration from the University of Oregon in 1976.

     Pamela J. Hinckley (48) — Vice President, Marketing

      Ms. Hinckley has served as Vice President, Marketing since August 2000, and from March 1995 to May 1996. From June 1996 to July 2000, Ms. Hinckley served as the Company’s Vice President, Sales and Marketing. She served as the Company’s Marketing Director from August 1992 to March 1995 and its Retail Tourism Manager from August 1988 to August 1992. From 1984 to 1988, she was the wine buyer for a Seattle-area specialty food and wine retailer, and from 1982 to 1984 she was the retail and tourism manager for Stevenot Winery. Ms. Hinckley received her Bachelor’s degree in Psychology from Suffolk University in 1974.

     Allen L. Triplett (43) — Vice President, Brewing

      Mr. Triplett has served as Vice President, Brewing since March 1995. From 1987 to March 1995 he was the Company’s Production Manager. He has worked in virtually every facet of production since joining the Company in 1985. Mr. Triplett has taken coursework at the Siebel Institute of Brewing and the University of California at Davis. He is a member of the Master Brewers Association of America, currently serving as Technical Director in the Northwest district, and a member of the American Society of Brewing Chemists. He received his Bachelor’s degree in Petroleum Engineering from the University of Wyoming in 1985.

Gerard C. Prial (47) — Vice President, East Operations

      Mr. Prial has served as Vice President, East Operations since November 2001. From 1996 to November 2001, Mr. Prial served as the General Manager of the Company’s Portsmouth Brewery. He served as the Company’s Southern California Field Sales Manager from August 1994 to March 1996. From April 1993 to

April 1994, Mr. Prial served as Vice President of Sales for Brewski Brewing Company of Culver City, California. From 1979 to 1993, he served in various positions for Wisdom Import Sales Company in Irvine, California. From 1977 to 1979, Mr. Prial worked for the Miller Brewing Company as an Area Manager in the Pacific Northwest. He received his Bachelor’s degree in Management & Economics from Marietta College in Marietta, Ohio in 1977.

PART II.

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      The Company effected its initial public offering of Common Stock on August 16, 1995, and since that date the Company’s Common Stock has traded on the Nasdaq National Market under the trading symbol HOOK. The table below sets forth, for the fiscal quarters indicated, the reported high and low sale prices of the Company’s Common Stock, as reported on the Nasdaq National Market.

	High	Low

2001
First quarter	$1.875	$1.500
Second quarter	$2.500	$1.438
Third quarter	$2.080	$1.510
Fourth quarter	$1.920	$1.450

2000
First quarter	$3.750	$1.750
Second quarter	$2.000	$1.156
Third quarter	$1.938	$1.438
Fourth quarter	$1.875	$1.375

      As of March 15, 2002, there were 830 recordholders of Common Stock, although the Company believes that the number of beneficial owners of its Common Stock is substantially greater.

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

Item 6.     Selected Financial Data

      The following selected financial data should be read in conjunction with the Company’s Financial Statements and the Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The selected statement of operations and balance sheet data for, and as of the end of, each of the five years in the period ended December 31, 2001, are derived from the financial statements of the Company. The operating data are derived from unaudited information maintained by the Company.

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands, except per share and operating data)
Statement of Operations Data:
Sales	$40,117	$37,837	$35,459	$35,962	$37,894
Less Excise Taxes	3,412	3,425	3,265	3,321	3,608

Net Sales	36,705	34,412	32,194	32,641	34,286
Cost of Sales	26,740	24,581	22,613	23,917	25,963

Gross Profit	9,965	9,831	9,581	8,724	8,323
Special Valuation Provision(1)	—	—	—	5,173	—
Selling, General and Administrative Expenses	11,817	11,747	11,290	9,086	9,981

Operating Income (Loss)	(1,852)	(1,916)	(1,709)	(5,535)	(1,658)
Interest Expense	394	593	533	679	378
Other Income (Expense) — Net(2)	249	1,453	(49)	127	93

Income (Loss) before Income Taxes	(1,997)	(1,056)	(2,291)	(6,087)	(1,943)
Income Tax Provision (Benefit)	(679)	(328)	(768)	(2,076)	(544)

Net Income (Loss)	$(1,318)	$(728)	$(1,523)	$(4,011)	$(1,399)

Basic Earnings (Loss) per Share	$(0.19)	$(0.10)	$(0.20)	$(0.52)	$(0.18)
Diluted Earnings (Loss) per Share	$(0.19)	$(0.10)	$(0.20)	$(0.52)	$(0.18)

Operating Data (in barrels):
Beer Shipped	223,100	212,600	197,600	202,300	214,600
Production Capacity, End of Period(3)	350,000	350,000	350,000	350,000	425,000

	December 31,

	2001	2000	1999	1998	1997

Balance Sheet Data (in thousands):
Cash and Cash Equivalents	$6,364	$7,487	$5,463	$3,010	$892
Working Capital	4,640	4,817	2,635	1,666	1,338
Total Assets	82,155	85,621	87,707	89,528	96,769
Long-term Debt, Net of Current Portion	6,525	6,975	7,425	7,875	9,874
Convertible Redeemable Preferred Stock	16,144	16,099	16,055	16,011	15,966
Common Stockholders’ Equity	52,474	54,502	55,859	57,326	61,298

(1)	Represents a non-cash valuation provision to write down the production assets of the Fremont Brewery to an estimate of their net realizable value. As of December 31, 1999, the Company had sold substantially all of the equipment for an amount approximately equal to its estimated net realizable value.

(2)	Includes a gain of approximately $1.0 million for the year ended December 31, 2000, resulting from the July 2000 sale of a warehousing facility and land owned by the Company which was used as the keg filling, storage and shipping facility prior to the 1998 curtailment of the Fremont Brewery operations.

(3)	Based on the Company’s estimate of normal production capacity of equipment installed as of the end of such period. Amounts do not reflect maximum designed production capacity. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the Company’s Financial Statements and Notes thereto included herein. The discussion and analysis includes period-to-period comparisons of the Company’s financial results. Although period-to-period comparisons may be helpful in understanding the Company’s financial results, the Company believes that they should not be relied upon as an accurate indicator of future performance.

Overview

      Since its formation, the Company has focused its business activities on the brewing, marketing and selling of craft beers. For the year ended December 31, 2001, the Company had gross sales of $40,117,000, an increase of 6.0% from 2000. The Company’s sales consist predominantly of sales of beer to third-party distributors and A-B through the Distribution Alliance. In addition, the Company derives other revenues from sources including the sale of beer, food, apparel and other retail items in its brewery pubs. The Company is required to pay federal excise taxes on sales of its beer. The excise tax burden on beer sales increases from $7 to $18 per barrel on annual sales over 60,000 barrels and thus, if sales volume increases, federal excise taxes would increase as a percentage of sales.

      The Company’s sales volume (shipments) increased 4.9% in 2001, compared to 2000. In addition to the level of consumer demand in existing markets, the Company’s sales are also affected by other factors such as competitive considerations, including the significant number of craft brewers and their promotional pricing and new product introductions as well as increased competition from imported beers and flavored alcohol beverages. Sales in the craft beer industry generally reflect a degree of seasonality, with the first and fourth quarters historically being the slowest and the rest of the year typically demonstrating stronger sales. The Company has historically operated with little or no backlog, and its ability to predict sales for future periods is limited.

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

      See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Considerations: Issues and Uncertainties.”

Critical Accounting Policies and Estimates

      The Company’s financial statements are based upon the selection and application of significant accounting policies which require management to make significant estimates and assumptions. Management believes that the following are some of the more critical judgment areas in the application of the Company’s accounting policies that currently affect its financial condition and results of operations.

      Income Taxes. As of December 31, 2001, the Company had approximately $10.4 million of deferred tax assets, comprised principally of net operating loss carryforwards that expire from 2012 through 2021, and for which no valuation allowance has been recorded. The realization of these assets is dependent upon estimates of future taxable income resulting from future reversals of existing taxable temporary differences, which have been recorded as deferred tax liabilities and exceed the deferred tax assets. If the Company continues to generate tax losses, the Company may not be able to record any future tax benefits.

      Long-Lived Assets. When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, an evaluation of recoverability is performed in accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, by comparing the carrying value of the assets to projected future undiscounted cash flows in addition to other quantitative and qualitative analyses. Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss by a charge against current operations. During 2001, the Company performed an analysis of its brewery assets to determine if an impairment might exist. The Company’s estimate of future undiscounted cash flows indicated that such carrying values were expected to be recovered. Nonetheless, it is possible that the estimate of future undiscounted cash flows may change in the future, resulting in the need to write down those assets to their fair value.

Results of Operations

      The following table sets forth, for the periods indicated, certain items from the Company’s Statements of Operations expressed as a percentage of net sales.

	Year Ended December 31,

	2001	2000	1999

Sales	109.3%	110.0%	110.1%
Less Excise Taxes	9.3	10.0	10.1

Net Sales	100.0	100.0	100.0
Cost of Sales	72.9	71.4	70.2

Gross Profit	27.1	28.6	29.8
Selling, General and Administrative Expenses	32.2	34.2	35.1

Operating Income (Loss)	(5.1)	(5.6)	(5.3)
Interest Expense	1.1	1.7	1.7
Other Income (Expense) — Net	0.7	4.2	(0.1)

Income (Loss) before Income Taxes	(5.5)	(3.1)	(7.1)
Income Tax Provision (Benefit)	(1.9)	(1.0)	(2.4)

Net Income (Loss)	(3.6)%	(2.1)%	(4.7)%

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Sales. Total sales increased 6.0% to $40,117,000 in 2001, compared to $37,837,000 in 2000, attributable to a 4.9% increase in barrels sold, an increase in average beer prices, and a slight increase in other sales. Total sales volume in 2001 increased to 223,100 barrels from 212,600 barrels in 2000. Sales volumes in Washington State, the Company’s largest market, decreased 1.9% as compared to 2000, contributing negatively to nearly flat West Coast sales volumes. The competitive landscape has been affected by the number of craft beer companies, their promotional pricing and new product introductions, as well as increased competition from imported beers and, very recently, flavored alcohol beverages. Sales other than wholesale beer sales, primarily retail pub revenues, totaled $4,291,000 in 2001, compared to $4,144,000 in 2000. At December 31, 2001 and 2000, the Company’s products were distributed in 48 states.

      Excise Taxes. Excise taxes decreased to $3,412,000, or 9.3% of net sales in 2001, compared to $3,425,000, or 10.0% of net sales in 2000. In September 2000, Washington State regulations were modified to require beer taxes previously paid by Washington State brewers to now be paid by Washington State distributors, the effect of which was to decrease sales prices charged distributors and decrease excise taxes. Accordingly, both sales and excise taxes decreased as a percentage of net sales in 2001.

      Cost of Sales. Cost of sales increased 8.8% to $26,740,000 in 2001, compared to $24,581,000 in 2000, due to higher sales volume, increased raw material costs, and a shift in product mix towards an increasing proportion of package sales, including 12-packs. Cost of sales, as a percentage of net sales, increased to 72.9% in 2001, compared to 71.4% in 2000. The utilization rate, based upon the breweries’ combined current production capacity, was 63.8% and 60.7% for the years ended December 31, 2001 and 2000, respectively. The utilization rate, based upon the breweries’ combined maximum designed capacity, was 44.6% and 42.5% for years ended December 31, 2001 and 2000, respectively.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $11,817,000 in 2001, compared to $11,747,000 in 2000 due to the addition of several new sales positions in key markets during the second half of 2000 and an increase in expenditures for the co-operative advertising and promotion program with the Company’s wholesalers. As a percentage of net sales, selling, general and administrative expenses were 32.2% and 34.2% for years ended December 31, 2001 and 2000, respectively.

      Interest Expense. Interest expense decreased to $394,000 in 2001, compared to $594,000 in 2000, reflecting the effect of lower outstanding debt and lower average interest rates.

      Other Income (Expense) — Net. Other income — net, decreased to $249,000 in 2001, compared to $1,453,000 in the 2000 period. The 2000 period includes a gain of approximately $1.0 million resulting from the sale of a real estate parcel which was previously used as the Fremont Brewery keg filling, storage and shipping facility. 2001 interest income decreased due to lower average interest rates and lower average interest-bearing deposits.

      Income Taxes. The Company’s effective income tax rate was a 34.0% benefit in 2001, compared to a 31.1% benefit in 2000. The difference in the effective rates is primarily the result of a significantly lower pre-tax loss in 2000, relative to other components of the tax provision calculation, such as the exclusion of a portion of meals and entertainment expenses from tax return deductions.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      Sales. Total sales increased 6.7% to $37,837,000 in 2000, compared to $35,459,000 in 1999, attributable to a 7.6% increase in barrels sold and an increase in other sales offset by a slight decrease in average beer prices. Total sales volume in 2000 increased to 212,600 barrels from 197,600 barrels in 1999. West Coast sales increased 4.5% in 2000, including a 7.6% increase in Washington State, the Company’s largest market. The competitive landscape has been affected by the number of craft beer companies, their promotional pricing and new product introductions, as well as increased competition from imported beers. Sales other than wholesale beer sales, primarily retail pub revenues, totaled $4,144,000 in 2000, compared to $3,743,000 in 1999. At December 31, 2000 and 1999, the Company’s products were distributed in 48 states.

      Excise Taxes. Excise taxes increased to $3,425,000, or 10.0% of net sales in 2000, compared to $3,264,000, or 10.1% of net sales in 1999. In September 2000, Washington State regulations were modified to require beer taxes previously paid by Washington State brewers now be paid by Washington State distributors, the effect of which was to decrease sales prices charged distributors and decrease excise taxes in 2000. Accordingly, both sales and excise taxes decreased as a percentage of net sales in 2000.

      Cost of Sales. Cost of sales increased 8.7% to $24,581,000 in 2000, compared to $22,613,000 in 1999, primarily due to higher sales volume, increased raw material costs and freight charges, and a shift in the product mix towards increasing proportion of 12-pack sales. Cost of sales, as a percentage of net sales, increased to 71.4% in 2000, compared to 70.2% in 1999. The utilization rate, based upon the breweries’ combined current production capacity, was 60.7% and 56.5% for 2000 and 1999, respectively. The utilization rate, based upon the breweries’ combined maximum designed capacity, was 42.5% and 39.5% for 2000 and 1999, respectively.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $11,747,000 in 2000, compared to $11,290,000 in 1999 due to the decision to add several new sales positions in important geographic markets. Expenditures for the brand investment and co-operative advertising programs totaled $3.0 million and $2.5 million for the years ended December 31, 2000 and 1999, respectively. As a percentage of net sales, selling, general and administrative expenses were 34.2% and 35.1% for years ended December 31, 2000 and 1999, respectively.

      Interest Expense. Interest expense increased to $594,000 in 2000, compared to $533,000 in 1999, reflecting the effect of higher average interest rates partially offset by the effect of lower outstanding debt.

      Other Income (Expense) — Net. Other income (expense) — net increased to income of $1,453,000 in 2000 compared to a net expense of $48,000 in 1999. The 2000 period includes a gain of approximately $1.0 million resulting from the sale of a real estate parcel which was previously used as the Fremont Brewery keg filling, storage and shipping facility. The 1999 period includes a non-cash loss of $260,000 related to the exchange of some one-half barrel kegs for new one-sixth barrel kegs. Excluding the 2000 gain and 1999 loss, other income increased due to a higher average balance of interest-bearing deposits.

      Income Taxes. The Company’s effective income tax rate was a 31.1% benefit in 2000, compared to a 33.5% benefit in 1999. The difference between the 2000 and 1999 effective rates is primarily the result of a significantly lower pre-tax loss in 2000, relative to other components of the tax provision calculation, such as the exclusion of a portion of meals and entertainment expenses from tax return deductions.

Liquidity and Capital Resources

      The Company had $6,364,000 and $7,487,000 of cash and cash equivalents at December 31, 2001 and 2000, respectively. At December 31, 2001, the Company had working capital of $4,640,000. The Company’s long-term debt as a percentage of total capitalization (long-term debt, preferred stock and common stockholders’ equity) was 9.2% and 9.5% as of December 31, 2001 and 2000, respectively. Cash provided by operating activities totaled $471,000 and $1,671,000 in 2001 and 2000, respectively. The decrease in operating cash flow for the year ended December 31, 2001, was due to the timing of the collection of accounts receivable in December 2000 and payment of certain current liabilities in January 2001.

      The Company has a credit agreement with a bank under which a term loan (the “Term Loan”) and a $10 million revolving credit facility (the “Revolving Facility”) are provided. The Term Loan, which originated in June 1997 upon the conversion of a $9 million secured credit facility, has a five-year term with a 20-year amortization schedule. On June 19, 2001, the credit agreement was amended to extend the maturity date on the Term Loan to June 5, 2007. As of December 31, 2001, there was $7.0 million outstanding on the Term Loan, and the Company’s one-month LIBOR-based borrowing rate was approximately 3.13%. The Company’s Revolving Facility expires on July 1, 2002 and had no borrowings outstanding as of December 31, 2001. The Term Loan and the Revolving Facility are secured by substantially all of the Company’s assets. Through June 5, 2002, interest on the Term Loan will accrue at a variable rate based on the London Inter Bank Offered Rate (“LIBOR”), plus 1.25% to 2.00%, depending on the Company’s debt-to-tangible net worth ratio. Effective June 5, 2002, interest on the Term Loan will accrue at LIBOR plus 1.75% to 2.25%, depending on the debt-to-tangible net worth ratio. The interest rate for the Revolving Facility is the applicable LIBOR plus 1.00% to 2.00%, depending on the Company’s debt service-to-cash flow ratio. The Company has the option to fix the applicable interest rate for up to twelve months by selecting LIBOR for one- to twelve-month periods as a base. The termination of the A-B Distribution Agreement for any reason or the failure by the Company to perform any of its material obligations under the A-B Investment Agreement would constitute an event of default under the credit agreement and the bank may declare the entire outstanding loan balance immediately due and payable.

      In mid-November 2001, the bank notified the Company that, as of September 30, 2001, the Company was not in compliance with the Fixed Charge Coverage Ratio covenant as the ratio had been re-defined in the June 2001 amendment to the credit agreement. The ratio is calculated at the end of every quarter for the twelve-month period ending the last day of such quarter and is then reported to the bank. The “cash flow” component in the Fixed Charge Coverage Ratio, which computes the ratio of cash flow to debt service for the immediately preceding twelve-month period, was modified by the June 2001 amendment to exclude the income tax provision (benefit). Prior to such amendment, the “cash flow” component included the expense or benefit associated with income taxes. For the twelve-month period ended September 30, 2001, the Company had calculated the ratio using the definition that existed before the amendment, which indicated that the Company was in compliance under that definition. In December 2001, the credit agreement was again amended to address the following: to waive the September 30, 2001 covenant violation; to temporarily modify the time periods used to calculate the Fixed Charge Coverage Ratio; to modify the minimum Fixed Charge Coverage Ratio the Company must maintain; and to redefine Fixed Charge Coverage Ratio to comply with the bank’s revised internal guidelines. Under the December 2001 amendment, the periods used for the ratio calculation are as follows: as of December 31, 2001, the ratio shall be computed for the three-month period ending December 31, 2001; as of March 31, 2002, the ratio shall be computed for the six-month period ending March 31, 2002; as of June 30, 2002, the ratio shall be computed for the nine-month period ending June 30, 2002; as of September 30, 2002, the ratio shall be computed for the twelve-month period ending September 30, 2002; and, for all quarters thereafter, the ratio shall be computed for the twelve-month period ending such quarter. Under the December 2001 amendment, the Company must maintain a minimum Fixed Charge Coverage Ratio of 1.00:1 for all periods after December 31, 2001. Prior to the December 2001 amendment, the minimum Fixed Charge Coverage Ratio was 1.05:1.

      The Company’s failure to meet the minimum Fixed Charge Coverage Ratio of 1.05:1 as of September 30, 2001 was significantly affected by the results of the quarter ended December 31, 2000, which reduced the twelve-month “cash flow” calculation (as defined in the June 2001 amendment) by approximately $360,000. The shortening of the time periods used in the calculation of the ratio for the last quarter of 2001 and the first two quarters of 2002, as well as the lowering of the cash-flow component of the ratio to 1:00:1 from 1:05:1, reduce the likelihood that a violation of the covenant will occur again. However, if the Company were to report a significant net loss for one or more quarters within a time period used to calculate the ratio, or if the interest rates were to increase significantly, the ratio would be negatively impacted which may cause the Company to not meet the covenant. Failure to meet the covenants required by the credit agreement is an event of default and, at its option, the Bank could deny a request for a waiver and declare the entire outstanding loan balance immediately due and payable. In such a case, the Company would seek to refinance the loan with one or more banks, potentially at less desirable terms. However, there can be no guarantee that additional financing would be available at commercially reasonable terms, if at all. The Company was in compliance with all covenants for the quarter ended December 31, 2001.

      The Company has required capital principally for the construction and development of its technologically advanced production facilities. To date, the Company has financed its capital requirements through cash flow from operations, bank borrowings and the sale of common and preferred stock. The Company expects to meet its future financing needs, including the advertising expenditures associated with the brand investment and co-operative advertising programs, and working capital and capital expenditure requirements, through cash on hand, operating cash flow and, to the extent required and available, bank borrowings and offerings of debt or equity securities. However, there cannot be any guarantee that any additional financing will be available when needed or at commercially reasonable terms.

      Capital expenditures for 2001 totaled $434,000. Capital expenditures for 2002 are expected to total approximately $675,000.

      In May 2000, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company’s outstanding shares of common stock. Two further resolutions were passed by the Board of Directors in January and November 2001, each authorizing the repurchase of an additional 250,000 shares of its outstanding shares of common stock, bringing the total authorization to 1.0 million shares. As of December 31, 2001, 768,000 shares of common stock had been purchased in the open market for $1,250,000. As of March 15, 2002, 870,000 outstanding shares of common stock had been purchased in the open market for $1,480,000.

      The Company has certain commitments, contingencies and uncertainties relating to its normal operations. As of December 31, 2001, contractual commitments associated with the Company’s long-term debt, convertible redeemable preferred stock, operating leases and hop purchase commitments are as follows:

	Year Ended December 31,

	2002	2003	2004	2005	2006	Thereafter	Total

	(In thousands)
Long-term Debt(1)	$450	$450	$450	$450	$450	$4,725	$6,975
Convertible Redeemable Preferred Stock(2)	—	—	16,300	—	—	—	16,300
Operating Leases(3)	494	267	267	260	253	10,095	11,636
Hop Purchase Commitments(4)	260	351	342	112	—	—	1,065

	$1,204	$1,068	$17,359	$822	$703	$14,820	$35,976

(1)	Represents annual principal payments required on the Company’s Term Loan. Through June 5, 2002, interest on the Term Loan will accrue at a variable rate based on the LIBOR, plus 1.25% to 2.00%, depending on the Company’s debt-to-tangible net worth ratio. Effective June 5, 2002, interest on the Term Loan will accrue at LIBOR plus 1.75% to 2.25%, depending on the debt-to-tangible net worth ratio. Payment of accrued interest due monthly is not reflected above. The termination of the A-B Distribution Agreement for any reason or the failure by the Company to perform any of its material obligations under the A-B Investment Agreement would constitute an event of default under the credit agreement and the bank may declare the entire outstanding loan balance immediately due and payable.

(2)	In the event that the A-B Distribution Agreement is terminated on or before December 31, 2004, under circumstances described in Item 1 to this report (see Business — Relationship with Anheuser-Busch, Incorporated — A-B Distribution Agreement), the terms of the Series B Preferred Stock purchased by A-B pursuant to the A-B Investment Agreement require the mandatory redemption of the Series B Preferred Stock on December 31, 2004, at a redemption price equal to $12.61 per share (approximately $16.3 million in the aggregate), plus an amount equal to accumulated and unpaid dividends thereon. If the A-B Distribution Agreement were terminated early as described above, distribution of the Company’s products would suffer significant disruption and would have a long-term material adverse effect on the Company’s sales and results of operations as well as on its financial position and cash flows from operations.

(3)	Represents minimum aggregate future lease payments under noncancelable operating leases.

(4)	Represents purchase commitments to ensure that the Company has the necessary supply of specialty hops to meet future production requirements. Contracts generally provide for payment upon delivery of the product with the balance due on any unshipped product during the year following the harvest year. The Company believes that hop commitments in excess of future requirements, if any, will not materially affect its financial condition or results of operations.

Certain Considerations: Issues and Uncertainties

      The Company does not provide forecasts of future financial performance or sales volumes, although this Annual Report contains certain other types of forward-looking statements that involve risks and uncertainties. The Company may, in discussions of its future plans, objectives and expected performance in periodic reports filed by the Company with the Securities and Exchange Commission (or documents incorporated by reference therein) and in written and oral presentations made by the Company, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Section 21E of the Securities

Exchange Act of 1934, as amended. Such forward-looking statements are based on assumptions that the Company believes are reasonable, but are by their nature inherently uncertain. In all cases, there can be no assurance that such assumptions will prove correct or that projected events will occur. Actual results could differ materially from those projected depending on a variety of factors, including, but not limited to, the successful execution of market development and other plans, and the availability of financing and the issues discussed below. While Company management is optimistic about the Company’s long-term prospects, the following issues and uncertainties, among others, should be considered in evaluating its business prospects and any forward-looking statements.

      Effect of Competition on Future Sales. The domestic market in which the Company’s craft beers are sold is highly competitive due to the proliferation of small craft brewers, including contract brewers, the increase in the number of products offered by such brewers, increased competition from imported beers, the introduction of fuller-flavored products by major national brewers and recent introductions of flavored alcohol beverages. While the Company’s sales volumes for 2000 and 2001 increased 7.6% and 4.9%, respectively, as compared to the corresponding prior year’s volumes, the Company did experience declining sales volumes ranging from 2.3% to 5.7% for the years 1997 through 1999. If the Company were to again experience negative sales trends, the Company’s future sales and results of operations would be adversely affected. The Company has historically operated with little or no backlog and, therefore, its ability to predict sales for future periods is limited.

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

      Variability of Gross Margin and Cost of Sales. The Company anticipates that its future gross margins will fluctuate and may decline as a result of many factors, including disproportionate depreciation and other fixed and semivariable operating costs, depending on the level of production at the Company’s breweries in relation to current and maximum designed production capacity. The Company’s high level of fixed and semivariable operating costs causes gross margin to be very sensitive to relatively small increases or decreases in sales volume. In addition, other factors that could affect cost of sales include changes in freight charges, the availability and prices of raw materials and packaging materials, the mix between draft and bottled product sales, the sales mix of various bottled product packages, and Federal or state excise taxes. Also, as sales volumes through the Distribution Alliance increase, the alliance fee and other staging and administrative costs would increase.

      Advertising and Promotional Costs. Prior to June 1999 the Company had done very limited advertising. Based upon market and competitive considerations, the Company determined that a significant increase in such spending was appropriate. Accordingly, in June 1999 the Company began a brand investment program that significantly increased advertising and related costs. During 1999 and 2000, the Company primarily utilized radio, billboard and print advertising in select markets, while also participating, to a small degree, in co-operative advertising where the Company’s spending is matched dollar for dollar by the local distributor. In 2001, the Company allocated a larger share of its advertising spending to its co-operative advertising and promotion program. The advertising investment is expected to continue for the foreseeable future with the objective of establishing or maintaining momentum towards capturing a larger share of the fragmented craft beer market. This increased spending has significantly increased the Company’s selling, general and administrative expenses in 1999, 2000 and 2001, leading to increased losses and a reduction in stockholders’ equity. In addition, market and competitive considerations could require an increase in other promotional costs associated with developing existing and new markets.

      Relationship with Anheuser-Busch, Incorporated. Most of the Company’s future sales are expected to be through the Distribution Alliance with A-B. See “Part 1, Item 1 — Business — Product Distribution, and Relationship With Anheuser-Busch, Incorporated” for a further description of the relationship with A-B. If the Distribution Alliance were to be terminated, or if the relationship between A-B and the Company were to deteriorate, distribution of the Company’s products would suffer significant disruption and would have a long-term material adverse effect on the Company’s sales and results of operations. In the event that the A-B Distribution Agreement is terminated on or before December 31, 2004, under circumstances described in Item 1 (see Business — Relationship with Anheuser-Busch, Incorporated — A-B Distribution Agreement), the terms of the Series B Preferred Stock purchased by A-B pursuant to the A-B Investment Agreement require the mandatory redemption of the Series B Preferred Stock on December 31, 2004, at a redemption price equal to $12.61 per share (approximately $16.3 million in the aggregate), plus an amount equal to accumulated and unpaid dividends thereon. The terms of the Series B Preferred Stock further provide that if at the time of the mandatory redemption the Company has insufficient legally available funds to redeem the shares of Series B Preferred Stock as a whole, those funds that are legally available shall be used to redeem the maximum number of shares of Series B Preferred Stock. At any time thereafter when additional funds of the Company become legally available for the redemption of Series B Preferred Stock, such funds shall be immediately used to redeem shares of Series B Preferred Stock that have not been previously redeemed. The Company would not be legally able to redeem shares of Series B Preferred Stock if, after giving effect to such redemption, the Company would not be able to pay its debts when due in the usual course of business or the Company’s total assets would be less than the sum of its total liabilities. Such a mandatory redemption could have a material adverse effect on the financial position and cash flows of the Company. While the Company believes that the benefits of the Distribution Alliance, in particular distribution and material cost efficiencies, offset costs associated with the Alliance, there can be no assurance that these costs will not have a negative impact on the Company’s profit margins in the future.

      Dependence on Third-Party Distributors. The Company also relies heavily on non-Alliance third-party distributors for the sale of its products to retailers. The Company’s most significant non-Alliance wholesaler, K&L Distributors, Inc., that although not part of the Alliance is a distributor in the A-B distribution network, accounted for approximately 14% of the Company’s sales in 2001. Substantially all of the remaining sales volume is through the Distribution Alliance to wholesalers that are part of the A-B distribution network, most of which are independent wholesalers. A disruption of wholesalers’ or A-B’s ability to distribute products efficiently due to any significant operational problems, such as wide-spread labor union strikes, the loss of K&L Distributors as a customer, or the termination of the Distribution Alliance could have a material adverse impact on the Company’s sales and results of operations.

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

      Effect of Sales Trends on Brewery Efficiency and Operations. While the Company’s sales volumes for 2000 and 2001 increased 7.6% and 4.9%, respectively, as compared to the corresponding prior year’s volumes, the Company did experience declining sales volumes ranging from 2.3% to 5.7% for the years 1997 through 1999. Those declines coincided with significantly slower sales growth of the highly competitive craft beer segment. The Company’s breweries have been operating at production levels substantially below their actual and maximum designed capacities. Operating breweries at low capacity utilization rates negatively impacts gross margins and operating cash flows generated by the production facilities. In 1998, the Company permanently curtailed production at its Fremont Brewery and wrote the related assets down to their estimated net realizable value. The Company will continue to evaluate whether it expects to recover the costs of its two remaining production facilities over the course of their useful lives.

      Income Tax Benefits. As of December 31, 2001, the Company had federal income tax net operating loss carryforwards (“NOL’s”) of $26.5 million, substantially all of which expire from 2012 through 2021. NOL’s can generally be carried back no more than 2 years and forward no more than 20 years to offset regular tax liabilities in future years. Should the Company incur significant operating losses in the future, thus generating additional NOL’s, the Company may be required to establish a valuation allowance if it is more likely than not that all, or a portion, of an NOL would either expire before the Company is able to realize its benefit, or that future utilization is uncertain. Such a valuation allowance would reduce the income tax benefit recorded in the statement of operations.

Recent Accounting Pronouncements

      In August 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 but sets forth new criteria for asset classification and broadens the scope of qualifying discontinued operations. SFAS 144 is applicable to financial statements issued for fiscal years beginning after December 15, 2001. Adoption of SFAS 144 is not expected to have an impact on the Company’s financial condition or results of operations.

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

      The Company does not have any derivative financial instruments as of December 31, 2001.

Item 8.     Financial Statements and Supplementary Data

REDHOOK ALE BREWERY, INCORPORATED

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors

Redhook Ale Brewery, Incorporated

      We have audited the accompanying balance sheets of Redhook Ale Brewery, Incorporated as of December 31, 2001 and 2000, and the related statements of operations, common stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redhook Ale Brewery, Incorporated as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Seattle, Washington

January 25, 2002

REDHOOK ALE BREWERY, INCORPORATED

BALANCE SHEETS

	December 31,	December 31,
	2001	2000

ASSETS
Current Assets:
Cash and Cash Equivalents	$6,363,786	$7,487,190
Accounts Receivable	1,406,329	1,075,730
Inventories	3,139,290	2,726,071
Other	168,349	296,082

Total Current Assets	11,077,754	11,585,073
Fixed Assets, Net	70,968,503	73,670,248
Other Assets	108,955	365,181

Total Assets	$82,155,212	$85,620,502

LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,939,565	$2,664,165
Accrued Salaries, Wages and Payroll Taxes	1,657,618	1,528,739
Refundable Deposits	2,000,280	1,791,267
Other Accrued Expenses	389,847	333,805
Current Portion of Long-Term Debt	450,000	450,000

Total Current Liabilities	6,437,310	6,767,976

Long-Term Debt, Net of Current Portion	6,525,000	6,975,000

Deferred Income Taxes, Net	575,340	1,276,149

Commitments

Convertible Redeemable Preferred Stock	16,143,855	16,099,455

Common Stockholders’ Equity:
Common Stock, Par Value $0.005 per Share, Authorized, 50,000,000 Shares; Issued and Outstanding, 6,920,046 Shares in 2001 and 7,312,786 Shares in 2000	34,600	36,564
Additional Paid-In Capital	55,743,429	56,407,023
Retained Earnings (Deficit)	(3,304,322)	(1,941,665)

Total Common Stockholders’ Equity	52,473,707	54,501,922

Total Liabilities, Preferred Stock and Common Stockholders’ Equity	$82,155,212	$85,620,502

See Accompanying Notes to Financial Statements

REDHOOK ALE BREWERY, INCORPORATED

STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2001	2000	1999

Sales	$40,116,667	$37,836,882	$35,458,710
Less Excise Taxes	3,411,922	3,425,046	3,264,311

Net Sales	36,704,745	34,411,836	32,194,399
Cost of Sales	26,739,965	24,580,536	22,613,468

Gross Profit	9,964,780	9,831,300	9,580,931
Selling, General and Administrative Expenses	11,817,041	11,747,095	11,290,271

Operating Income (Loss)	(1,852,261)	(1,915,795)	(1,709,340)
Interest Expense	393,853	593,628	533,360
Other Income (Expense) — Net	248,754	1,453,090	(48,192)

Income (Loss) before Income Taxes	(1,997,360)	(1,056,333)	(2,290,892)
Income Tax Provision (Benefit)	(679,103)	(328,126)	(767,458)

Net Income (Loss)	$(1,318,257)	$(728,207)	$(1,523,434)

Basic Earnings (Loss) per Share	$(0.19)	$(0.10)	$(0.20)

Diluted Earnings (Loss) per Share	$(0.19)	$(0.10)	$(0.20)

See Accompanying Notes to Financial Statements

REDHOOK ALE BREWERY, INCORPORATED

STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY

	Common Stock				Total
			Additional	Retained	Common
		Par	Paid-In	Earnings	Stockholders’
	Shares	Value	Capital	(Deficit)	Equity

Balance, January 1, 1999	7,687,486	$38,438	$56,888,633	$398,776	$57,325,847
Other, Net	300	1	100,998	(44,400)	56,599
Net Loss	—	—	—	(1,523,434)	(1,523,434)

Balance, December 31, 1999	7,687,786	38,439	56,989,631	(1,169,058)	55,859,012
Repurchase of Common Stock	(375,000)	(1,875)	(582,608)	—	(584,483)
Other	—	—	—	(44,400)	(44,400)
Net Loss	—	—	—	(728,207)	(728,207)

Balance, December 31, 2000	7,312,786	36,564	56,407,023	(1,941,665)	54,501,922
Repurchase of Common Stock	(392,740)	(1,964)	(663,594)	—	(665,558)
Other	—	—	—	(44,400)	(44,400)
Net Loss	—	—	—	(1,318,257)	(1,318,257)

Balance, December 31, 2001	6,920,046	$34,600	$55,743,429	$(3,304,322)	$52,473,707

See Accompanying Notes to Financial Statements

REDHOOK ALE BREWERY, INCORPORATED

STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2000	1999

Operating Activities
Net Income (Loss)	$(1,318,257)	$(728,207)	$(1,523,434)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	3,182,661	3,240,484	3,271,381
Deferred Income Taxes	(700,809)	(350,918)	(778,822)
Loss (Gain) on Disposal of Fixed Assets	13,864	(898,155)	265,415
Changes in Operating Assets and Liabilities:
Accounts Receivable	(330,599)	99,123	350,855
Inventories	(413,219)	(319,274)	(139,387)
Income Taxes Receivable	—	—	469,272
Other Current Assets	127,733	35,399	(27,858)
Other Assets	259,021	215,436	56,249
Accounts Payable and Other Accrued Expenses	(686,843)	36,518	696,054
Accrued Salaries, Wages and Payroll Taxes	128,879	120,187	(43,384)
Refundable Deposits	209,013	220,239	260,662

Net Cash Provided by Operating Activities	471,444	1,670,832	2,857,003

Investing Activities
Expenditures for Fixed Assets	(434,415)	(425,056)	(1,140,603)
Proceeds from Sale of Assets and Other, Net	(44,875)	1,813,118	1,084,932

Net Cash (Used in) Provided by Investing Activities	(479,290)	1,388,062	(55,671)

Financing Activities
Repayments on Debt	(450,000)	(450,000)	(450,000)
Repurchase of Common Stock	(665,558)	(584,483)	—
Officer Note Repayment and Other, Net	—	—	100,999

Net Cash Used in Financing Activities	(1,115,558)	(1,034,483)	(349,001)

Increase (Decrease) in Cash and Cash Equivalents	(1,123,404)	2,024,411	2,452,331
Cash and Cash Equivalents:
Beginning of Year	7,487,190	5,462,779	3,010,448

End of Year	$6,363,786	$7,487,190	$5,462,779

See Accompanying Notes to Financial Statements

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1.     Nature of Operations and Significant Accounting Policies

      Redhook Ale Brewery, Incorporated (the “Company”) was incorporated on May 4, 1981 for the purpose of brewing, marketing and selling craft beers. Its operations consist of corporate headquarters and a pub in the Fremont area of Seattle, Washington; a brewery and pub in the Seattle suburb of Woodinville, Washington; and, a brewery and pub in Portsmouth, New Hampshire. As of December 31, 2001, the Company’s products were distributed in 48 states.

      In October 1994, the Company executed an agreement (the “Distribution Alliance” or the “Alliance”) with Anheuser-Busch, Incorporated (“A-B”). The Alliance consists of a long-term national distribution agreement (the “A-B Distribution Agreement”) and an investment by A-B in the Company (the “A-B Investment Agreement”). The Alliance gives the Company access to A-B’s national distribution network to distribute its products. Pursuant to the A-B Investment Agreement, A-B invested approximately $30 million to purchase 1,289,872 shares of the Company’s convertible redeemable Series B Preferred Stock (the “Series B Preferred Stock”) and 953,470 shares of the Company’s Common Stock (“Common Stock”), including 716,714 newly-issued shares concurrent with the Company’s initial public offering. As of December 31, 2001, A-B held 27.3% of the Company’s outstanding shares of Common Stock, calculated on a Fully Diluted Basis.

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

Fixed Assets

      Fixed assets are stated at cost. Significant additions and improvements are capitalized. Maintenance and repairs are expensed as incurred. Upon disposition of fixed assets, any gains or losses are reflected in the statement of operations. Depreciation and amortization is computed using the straight-line method over the following estimated useful lives:

Buildings	31 - 40 years
Brewery equipment	20 - 25 years
Furniture, fixtures and other equipment	2 - 10 years
Leasehold improvements	Lesser of lease term or useful life
Vehicles	5 years

Long-Lived Assets

      When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to projected future cash flows in addition to other quantitative and qualitative analyses. Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss by a charge against current operations. Fixed assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment.

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

      The Company recognizes revenue from product sales, net of excise taxes and certain fees the Company must pay in connection with sales to A-B, when the products are shipped to customers.

Income Taxes

      The Company accounts for income taxes under the liability method, whereby deferred taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. These deferred tax assets and liabilities are measured under the provisions of the currently enacted tax laws.

Advertising Expenses

      Advertising costs, including production costs, are expensed as incurred. For the years ended December 31, 2001, 2000, and 1999, advertising expenses totaled $1,333,000, $2,460,000, and $2,753,000 respectively.

Segment Information

      The Company operates in one principal business segment as a manufacturer of beer and ales across domestic markets.

Earnings (Loss) per Share

      Basic loss per share is calculated using the weighted-average number of shares of common stock outstanding. The calculation of adjusted weighted-average shares outstanding for purposes of computing diluted earnings per share includes the dilutive effect of all outstanding convertible redeemable preferred stock and outstanding stock options for the periods when the Company reports net income. The convertible preferred stock and outstanding stock options have been excluded from the calculation of diluted loss per share for the years ended December 31, 2001, 2000 and 1999, because their effect is antidilutive. The calculation uses the treasury stock method and the as if converted method in determining the resulting incremental average equivalent shares outstanding as applicable.

Use of Estimates

      The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Fair Value of Financial Instruments

      The Company’s balance sheets include the following financial instruments: cash and cash equivalents, accounts receivable, inventory, accounts payable, accrued expenses, long-term debt and convertible redeemable preferred stock. The Company believes the carrying amounts of current assets and liabilities and indebtedness in the balance sheets approximate the fair value. The carrying value of convertible redeemable preferred stock in the balance sheets is based upon the anticipated redemption value, which the Company believes approximates fair value.

Recently Issued Accounting Standards

      In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 but sets forth

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

new criteria for asset classification and broadens the scope of qualifying discontinued operations. SFAS 144 is applicable to financial statements issued for fiscal years beginning after December 15, 2001. Adoption of SFAS 144 is not expected to have an impact on the Company’s financial condition or results of operations.

2.     Inventories

      Inventories consist of the following:

	December 31,

	2001	2000

Finished goods	$1,262,737	$935,229
Raw materials	960,817	1,126,772
Promotional merchandise	630,554	444,584
Packaging materials	285,182	219,486

	$3,139,290	$2,726,071

      Finished goods include beer held in fermentation prior to the filtration and packaging process.

3.     Fixed Assets

      Fixed assets consist of the following:

	December 31,

	2001	2000

Land and improvements	$4,599,282	$4,564,080
Buildings	35,674,357	35,603,761
Brewery equipment	44,911,502	44,639,779
Furniture, fixtures and other equipment	3,640,925	3,606,512
Leasehold improvements	176,651	176,651
Vehicles	81,730	81,730

	89,084,447	88,672,513
Less accumulated depreciation and amortization	18,115,944	15,002,265

	$70,968,503	$73,670,248

4.     Fremont Brewery

      In 1998, the Company decided to permanently curtail the Fremont Brewery operations and sell substantially all of its Fremont production assets. The Company recorded a $5.2 million special valuation provision to write down the Fremont production assets to an estimate of their net realizable value of $1,184,000. As of December 31, 1999, the Company had sold substantially all of the equipment for an amount approximately equal to its estimated net realizable value.

      Adjacent to the Fremont Brewery, the Company owned a warehousing facility and land, which was used as the keg filling, storage and shipping facility prior to curtailing the Fremont Brewery operations. In July 2000, the Company sold the warehouse facility and related real estate parcel for approximately $1.7 million in cash and recorded a gain of approximately $1.0 million. The gain is reflected as Other Income (Expense) — Net in the statement of operations.

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

5.     Debt

      Long-term debt consists of the following:

	December 31,

	2001	2000

Term Loan, payable to bank monthly at $37,500, plus accrued interest, interest at 3.1% at December 31, 2001, due June 5, 2007	$6,975,000	$7,425,000
Current portion	(450,000)	(450,000)

	$6,525,000	$6,975,000

      Annual principal payments required on debt:

2002	$450,000
2003	450,000
2004	450,000
2005	450,000
2006	450,000
2007	4,725,000

$6,975,000

      The Company has a credit agreement with a bank under which a term loan (the “Term Loan”) and a $10 million revolving credit facility (the “Revolving Facility”) are provided. The Term Loan, which originated in June 1997 upon the conversion of a $9 million secured credit facility, has a five-year term with a 20-year amortization schedule. On June 19, 2001, the credit agreement was amended to extend the maturity date on the Term Loan to June 5, 2007. As of December 31, 2001, there was $6.975 million outstanding on the Term Loan, and the Company’s one-month LIBOR-based borrowing rate was approximately 3.13%. The Company’s Revolving Facility expires on July 1, 2002 and had no borrowings outstanding as of December 31, 2001. The Term Loan and the Revolving Facility are secured by substantially all of the Company’s assets. Through June 5, 2002, interest on the Term Loan will accrue at a variable rate based on the London Inter Bank Offered Rate (“LIBOR”), plus 1.25% to 2.00%, depending on the Company’s debt-to-tangible net worth ratio. Effective June 5, 2002, interest on the Term Loan will accrue at LIBOR plus 1.75% to 2.25%, depending on the debt-to-tangible net worth ratio. The interest rate for the Revolving Facility is the applicable LIBOR plus 1.00% to 2.00%, depending on the Company’s debt service-to-cash flow ratio. The Company has the option to fix the applicable interest rate for up to twelve months by selecting LIBOR for one- to twelve-month periods as a base. The termination of the A-B Distribution Agreement for any reason or the failure by the Company to perform any of its material obligations under the A-B Investment Agreement would constitute an event of default under the credit agreement and the bank may declare the entire outstanding loan balance immediately due and payable.

      In mid-November 2001, the bank notified the Company that, as of September 30, 2001, the Company was not in compliance with the Fixed Charge Coverage Ratio covenant as the ratio had been re-defined in the June 2001 amendment to the credit agreement. In December 2001, the credit agreement was amended to address the following: to waive the September 30, 2001 covenant violation; to temporarily modify the time periods used to calculate the Fixed Charge Coverage Ratio; to modify the minimum Fixed Charge Coverage Ratio the Company must maintain; and to redefine Fixed Charge Coverage Ratio to comply with the bank’s revised internal guidelines. The Company was in compliance with all covenants for the quarter ended December 31, 2001.

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The Company made interest payments totaling $425,000, $594,000 and $530,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

6.     Convertible Redeemable Preferred Stock

      Convertible redeemable preferred stock outstanding is as follows:

	December 31,

	2001	2000

Series B, par value $0.005 per share, issued and outstanding 1,289,872 shares; net of unamortized offering costs	$16,143,855	$16,099,455

      There are 10,000,000 shares of preferred stock authorized. All shares of Series A Preferred Stock previously issued by the Company were automatically converted to an equal number of common shares upon the closing of the Company’s initial public offering in August 1995.

      During 1994, the Board of Directors designated 1,289,872 preferred shares as Series B Preferred Stock. In November 1994, the Company sold all shares of Series B Preferred Stock to A-B for approximately $16.3 million, or $12.61 per share. Prior to November 1999, A-B’s ownership percentage of the Company was limited to 25% of the outstanding shares of Common Stock, calculated on a Fully Diluted Basis (the “A-B Standstill”). The ownership percentage limitation increased to 30% of the outstanding shares of Common Stock, calculated on a Fully Diluted Basis, for the period November 1999 through November 15, 2001. Pursuant to the terms of the A-B Investment Agreement, the A-B Standstill automatically terminated on November 16, 2001. The A-B Investment Agreement provides that, to the extent A-B’s ownership exceeds 30% of the outstanding shares of Common Stock, calculated on a Fully Diluted Basis, as a result of a rights offering, A-B will, in certain circumstances, take steps to divest itself of such shares no later than the later of (i) one year from the date of such purchase or acquisition and (ii) the earliest period in which such shares may be sold pursuant to Rule 144 under the Securities Act of 1933, as amended. The Company has reserved shares of common stock to issue if these Series B Preferred Stock shares were converted to common stock.

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

      Under the terms of the Series B Preferred Stock purchase agreement, the Company is required to meet various affirmative and negative covenants. These covenants limit the Company’s ability to declare dividends on, or purchase, any of its capital stock without prior approval from the Series B Stockholders. The holders of Series B Preferred Stock and converted Series A Preferred Stock also are entitled to certain contractual registration rights.

      Holders of Series B Preferred Stock generally are entitled to receive dividends at a rate equal to any dividends declared on common stock, when and if dividends are declared by the Company’s Board of Directors. In addition, under certain circumstances relating to the termination of the Distribution Alliance by A-B, the Series B Preferred Stock would accumulate preferential dividends from the date of such termination until stock redemption at a fixed annual rate based on the ten-year U.S. Treasury rate, plus 2.75%.

      Holders of Series B Preferred Stock also have mandatory redemption rights and liquidation preferences equal to $12.61 per share (approximately $16.3 million in the aggregate), plus any accumulated and unpaid dividends. The Company is required to redeem all shares of outstanding Series B Preferred Stock on December 31, 2004, or on December 31, 2014, under certain conditions relating to a termination of the Distribution Alliance by A-B.

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The difference between the issuance price, net of offering costs, of the convertible redeemable preferred stock and the redemption value is accreted periodically through the redemption date of December 31, 2004 by a charge of $44,000 per year to retained earnings.

7.     Common Stockholders’ Equity

Note Receivable for Stock Purchase

      The Company’s President had an interest-bearing loan for $100,000 outstanding at December 31, 1998 related to the exercise of stock options in 1994. The loan, paid in full during 1999, was secured by Company stock held by the officer and is included as a reduction in common stockholders’ equity. Principal payments received on the loan have been reflected in the statement of cash flows as a financing activity and as an increase in common stockholders’ equity. The note accrued interest at 5.9% per year.

Sale of Common Stock

      In August 1995, the Company completed the sale of 2,193,492 shares of common stock through an initial public offering and 716,714 common shares in a concurrent private placement to A-B (collectively, the “Offerings”) at a price of $17.00 per share. The net proceeds of the Offerings totaled approximately $46 million. All of the 1,242,857 shares of Series A convertible preferred stock automatically converted to an equal number of common shares upon closing of the Offerings.

Repurchase of Common Stock

      In May 2000, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company’s outstanding shares of common stock. Two further resolutions were passed by the Board of Directors in January and November 2001, each authorizing the repurchase of an additional 250,000 shares of its outstanding shares of common stock, bringing the total authorization to 1.0 million shares. As of December 31, 2001, 768,000 shares of common stock had been purchased in the open market for $1,250,000.

Stock Option Plans

      In 1993, the Company’s shareholders approved the 1992 Stock Incentive Plan (the “Plan”) and the Directors Stock Option Plan (the “Directors Plan”). The plans, amended in May 1996, provide for 1,270,000 and 170,000 shares of common stock for options, respectively. Employee options generally vest over a five-year period while director options become exercisable six months after the grant date. Vested options are generally exercisable for ten years from the date of grant.

      In September 1990, the Company reserved 120,000 shares of common stock for its 1990 Incentive Stock Option Plan. Options for 120,000 shares were granted at that time with an exercise price equal to the estimated fair market value. The exercise price increased from the original price by 5% per year until full vesting occurred. These options vested over five years and were exercisable for ten years from the date of grant. As of December 31, 2001, no options remained outstanding under this plan.

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Presented below is a summary of stock option plans’ activity for the years shown:

	Shares of
	Common	Weighted	Options	Weighted
	Stock	Average	Exercisable	Average
	Under the	Exercise	at	Exercise
	Plans	Price	End of Year	Price

Balance at January 1, 1999	1,016,652	$10.96	478,872	$12.39
Granted	293,950	3.97
Exercised	(300)	3.33
Canceled	(47,770)	10.22

Balance at December 31, 1999	1,262,532	9.36	631,272	11.84
Granted	95,000	1.55
Exercised	—	—
Canceled	(610,780)	11.47

Balance at December 31, 2000	746,752	6.64	395,702	8.75
Granted	590,600	1.86
Exercised	—	—
Canceled	(129,260)	7.00

Balance at December 31, 2001	1,208,092	$4.27	439,622	$7.57

      During the year ended December 31, 2000, officers of the Company voluntarily returned 567,000 options previously granted to them under the 1992 Stock Incentive Plan. No consideration or additional options were given or promised in exchange for this forfeiture. This activity is reflected as Canceled in the summary of plan activity above.

      The following table summarizes information for options currently outstanding and exercisable at December 31, 2001:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Yrs)	Price	Exercisable	Price

$ 1.49 to $ 1.82	107,000	8.64	$1.58	53,250	$1.59
1.87 to 1.87	561,650	9.59	1.87	0	0.00
3.33 to 3.33	49,500	0.82	3.33	49,500	3.33
3.97 to 3.97	232,700	7.38	3.97	110,180	3.97
5.73 to 12.61	212,842	5.03	8.41	182,292	8.68
17.00 to 25.50	44,400	4.30	23.82	44,400	23.82

$ 1.49 to $25.50	1,208,092	7.72	$4.27	439,622	$7.57

      Under the terms of the Company’s incentive stock option plans, employees and directors may be granted options to purchase the Company’s common stock at the market price on the date the option is granted. At December 31, 2001, 2000 and 1999, a total of 104,261, 565,601 and 67,821 options, respectively, were available for future grants under the plans.

      The Company has reserved approximately 2.6 million shares of common stock for future issuance related to potential stock option exercises and conversion of the Series B Preferred Stock.

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

Pro Forma Fair Value Disclosures

      In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”), which established accounting and reporting standards for stock-based employee compensation plans. Statement 123 defines a fair value-based method of accounting for these equity instruments. This method measures compensation cost based on the value of the award and recognizes that cost over the service period. As permitted under Statement 123, the Company has elected to continue accounting for stock-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”). Accordingly, because the grant price equals the market price on the date of grant, no compensation expense is recognized for stock options issued to employees. Had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by Statement 123, the Company’s net income (loss) and earnings (loss) per share for the years ended December 31, 2001, 2000 and 1999 would have been impacted as indicated in the following table. Pursuant to the provisions of Statement 123, the pro forma results shown below only reflect the impact of options granted subsequent to 1994.

	Year Ended December 31,

	2001	2000	1999

Reported net income (loss)	$(1,318,257)	$(728,207)	$(1,523,434)
Pro forma net income (loss)	(1,473,018)	(963,456)	(2,083,754)
Reported basic and diluted earnings (loss) per share	$(0.19)	$(0.10)	$(0.20)
Pro forma basic and diluted earnings (loss) per share	$(0.21)	$(0.13)	$(0.27)

      The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2001	2000	1999

Expected life of option	5 yrs.	5 yrs.	5 yrs.
Risk-free interest rate	4.63%	6.75%	5.25%
Volatility of the Company’s stock	54.4%	82.3%	50.0%
Dividend yield on the Company’s stock	0.0%	0.0%	0.0%

      The weighted average estimated fair value of options granted during the years ended December 31, is as follows:

	2001	2000	1999

Total number of options granted	590,600	95,000	293,950
Estimated fair value of each option granted	$0.90	$1.06	$1.69
Total estimated fair value of all options granted	$530,921	$100,700	$496,776

      In accordance with Statement 123, the weighted average estimated fair value of stock options granted is required to be based on a theoretical statistical model using the preceding Black-Scholes assumptions. In actuality, because Company stock options do not trade on a secondary exchange, employees can receive no value nor derive any benefit from holding stock options under these plans without an increase, above the grant price, in the market price of the Company’s stock. Such an increase in stock price would benefit all stockholders commensurately. Refer to the table of options currently outstanding for the weighted average exercise price for options granted during 2001, 2000 and 1999.

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

Shareholder Rights Agreement

      In September 1995, the Company’s Board of Directors adopted a shareholder rights agreement (the “Rights Agreement”). Pursuant to the Rights Agreement, holders of common stock have certain rights to purchase common stock that are exercisable only in certain circumstances (the “Rights”). The Rights trade together with the common stock until the Distribution Date. The “Distribution Date” shall occur on the earlier of: (i) ten days following the date that the Company learns that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired beneficial ownership of 20% or more of the outstanding common stock and (ii) such date as may be designated by the Company’s Board following the commencement of, or announcement of an intention to make, a tender or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 20% or more of such outstanding common stock. Each Right will not be exercisable until the Distribution Date. If any person becomes an Acquiring Person, the Rights will entitle each holder of a Right (other than those held by an Acquiring Person (or any affiliate or associate of any Acquiring Person)) to purchase, for $120 per Right (the “Purchase Price”), that number of shares of common stock which at the time of the transaction would have a market value of twice the Purchase Price. The Rights Agreement provides certain exceptions for beneficial ownership by A-B for up to 30% of the Company’s common stock. The Rights, which are not currently exercisable, expire on September 22, 2005, but may be redeemed at any time by the Company for $0.001 per Right.

8.     Earnings (Loss) Per Share

      The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Year Ended December 31,

	2001	2000	1999

Basic and diluted earnings (loss) per share computation:
Numerator:
Net income (loss)	$(1,318,257)	$(728,207)	$(1,523,434)

Denominator:
Weighted-average common shares	7,070,801	7,632,628	7,687,687

Basic and diluted earnings (loss) per share	$(0.19)	$(0.10)	$(0.20)

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

9.     Income Taxes

      The components of income tax expense (benefit) are as follows:

	Year Ended December 31,

	2001	2000	1999

Current	$21,706	$22,792	$11,364
Deferred	(700,809)	(350,918)	(778,822)

	$(679,103)	$(328,126)	$(767,458)

      The Company’s effective income tax rate was 34.0%, 31.1% and 33.5% for the years ended December 31, 2001, 2000 and 1999, respectively. In 2000, the effective rate was lower than the federal statutory rate due primarily to lower pre-tax results relative to other components of the tax provision calculation, such as the exclusion of a portion of meals and entertainment expenses from tax return deductions.

      Current tax expense is attributable to state tax liabilities. Deferred income taxes reflect the net tax effects of temporary differences between the bases of assets and liabilities for financial reporting purposes and the bases used for income tax return purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,

	2001	2000

Deferred tax liabilities:
Tax-over-book depreciation	$10,832,992	$10,192,182
Other	138,837	272,650

	10,971,829	10,464,832
Deferred tax assets:
NOL and AMT credit carryforwards	10,160,532	9,162,201
Other	235,957	26,482

	10,396,489	9,188,683

Net deferred tax liability	$575,340	$1,276,149

      As of December 31, 2001, the Company had federal operating loss carryforwards of $26.5 million and alternative minimum tax credit carryforwards of $184,000 which can be utilized to offset regular tax liabilities in future years. The alternative minimum tax credit carryforwards, which have no expiration date, and the tax benefit of the net operating loss carryforwards, substantially all of which expire from 2012 through 2021, are the primary components of the Company’s deferred tax asset presented above.

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

10.     Commitments

      The Company has an operating lease for its Fremont Brewery facility, occupied by the Trolleyman Pub and the corporate offices. The lease expires in October 2002 and may be extended at the Company’s option for an additional five-year term.

      In May 1995, the Company entered into an agreement to lease the land on which the New Hampshire Brewery was constructed. The initial lease period runs through April 2047 and may be extended at the Company’s option for two additional seven-year terms. The lease also provides the Company with the first right of refusal to purchase the premises should the lessor receive an offer to sell the property to a third party. The monthly rent commenced upon the completion of the facility, and can escalate up to 5% at the end of every five-year period.

      Rent expense for the years ended December 31, 2001, 2000 and 1999 totaled $567,000, $553,000 and $536,000, respectively.

      Minimum aggregate future lease payments under noncancelable operating leases as of December 31, 2001 are as follows:

2002	$493,629
2003	267,449
2004	266,529
2005	260,230
2006	252,652
Thereafter	10,095,807

$11,636,296

      The Company periodically enters into commitments to purchase natural gas and certain raw materials in the normal course of business. Furthermore, the Company has entered into purchase commitments to ensure it has the necessary supply of hops to meet future production requirements. Hop commitments are for crop years through 2004. The Company believes that hop commitments in excess of future requirements, if any, will not materially affect its financial condition or results of operations.

11.     Employee Benefit Plan

      The Company maintains a 401(k) savings plan for employees age 21 years or older with at least six months of service. The maximum employee contribution is 15% of the participant’s compensation. The Company matches 100% of each dollar contributed by a participant, with a maximum matching contribution of 4% of a participant’s compensation. The Company’s contributions to the plan vest at varying rates up to five years depending upon the employee’s years of service and totaled $203,000, $186,000 and $178,000 in 2001, 2000 and 1999, respectively.

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

12.     Financial Instruments, Major Customers, and Related-Party Transactions

      Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables and interest-bearing deposits. The Company’s interest-bearing deposits are placed with major financial institutions. Wholesale distributors and A-B account for substantially all accounts receivable; therefore, this concentration risk is limited due to the number of distributors, their geographic dispersion, and state laws regulating the financial affairs of distributors of alcoholic beverages.

      The Company’s most significant non-Alliance wholesaler, K&L Distributors, Inc., an independent A-B distributor, accounted for approximately 14%, 16% and 17% of total sales in 2001, 2000 and 1999, respectively. The sales to A-B through the Distribution Alliance represented 62%, 60% and 58% of total sales, or $24,990,000, $22,582,000 and $20,712,000 (net of certain fees the Company must pay to A-B in connection with sales to A-B), in 2001, 2000 and 1999, respectively. Additional fees incurred by the Company for A-B administrative and handling charges totaled $238,000, $216,000 and $188,000 in 2001, 2000 and 1999, respectively. The Company purchased certain materials through A-B totaling $4,527,000, $3,989,000 and $3,999,000 in 2001, 2000, and 1999, respectively. Net amount due from A-B was $199,000 as of December 31, 2001 and net amount due to A-B was $120,000 as of December 31, 2000.

13.     Quarterly Financial Data (Unaudited)

	2001 Quarter Ended				2000 Quarter Ended

	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31

	(In thousands, except per share amounts)
Sales	$9,944	$10,518	$10,757	$8,899	$8,960	$10,313	$10,408	$8,156
Less Excise Taxes	831	886	941	756	754	922	984	764

Net Sales	9,113	9,632	9,816	8,143	8,206	9,391	9,424	7,392
Cost of Sales	6,557	6,952	7,012	6,219	6,259	6,388	6,506	5,428

Gross Profit	2,556	2,680	2,804	1,924	1,947	3,003	2,918	1,964
Selling, General and Administrative Expenses	2,577	3,286	3,276	2,677	3,238	3,160	2,707	2,642

Operating Income (Loss)	(21)	(606)	(472)	(753)	(1,291)	(157)	211	(678)
Interest Expense	(66)	(92)	(106)	(130)	(152)	(153)	(148)	(140)
Other Income (Expense) — Net(1)	29	61	67	92	162	1,143	85	63

Income (Loss) before Taxes	(58)	(637)	(511)	(791)	(1,281)	833	148	(755)
Income Tax Provision (Benefit)	(20)	(223)	(171)	(265)	(439)	306	59	(253)

Net Income (Loss)	$(38)	$(414)	$(340)	$(526)	$(842)	$527	$89	$(502)

Basic Earnings (Loss) per Share	$(0.01)	$(0.06)	$(0.05)	$(0.07)	$(0.11)	$0.07	$0.01	$(0.07)

Diluted Earnings (Loss) per Share	$(0.01)	$(0.06)	$(0.05)	$(0.07)	$(0.11)	$0.06	$0.01	$(0.07)

Barrels Shipped	55.5	57.9	60.1	49.6	50.5	56.9	58.7	46.4

(1)	In July 2000, the Company sold a warehousing facility and real estate parcel for approximately $1.7 million in cash and recorded a gain of approximately $1.0 million.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

      None.

PART III.

Item 10.     Directors and Executive Officers of the Registrant

      Information regarding the Company’s directors and executive officers is incorporated by reference from the Company’s definitive proxy statement for its 2002 Annual Meeting of Stockholders (the “2002 Proxy Statement”) under the captions “Board of Directors,” “Executive Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.     Executive Compensation

      Information regarding executive compensation is incorporated by reference from the 2002 Proxy Statement caption “Executive Compensation.”

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      Information regarding security ownership of certain beneficial owners and management is incorporated by reference from the 2002 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.     Certain Relationships and Related Transactions

      Information regarding certain relationships and related transactions is incorporated by reference from the 2002 Proxy Statement under the caption “Certain Transactions.”

PART IV.

Item 14.     Exhibits, Financial Statements and Reports on Form 8-K

      The following documents are filed as part of this report:

1. Audited Financial Statements and Financial Statement Schedules

All other financial statement schedules are omitted because they were not required or the required information is included in the Financial Statements or Notes thereto.

2.	Exhibits

The following exhibits are filed or incorporated by reference pursuant to Item 601 of Regulation S-K:

3.1(1)	Articles of Amendment to and Second Restatement of Articles of Incorporation of Registrant dated November 15, 1994; Articles of Amendment, dated November 15, 1994; and Articles of Amendment, dated June 15, 1995
3.2(9)	Amended and Restated Bylaws of Registrant, dated May 22, 2001
10.1(1)	Securities Purchase Agreement dated as of July 21, 1993, between the Registrant and GE Capital Redhook Investment Corp.
10.2(1)	Securities Purchase Agreement dated as of July 21, 1993, among Registrant and certain investors
10.3(1)	Amendment No. 2 dated as of October 18, 1994, to Securities Purchase Agreement dated as of July 21, 1993 (see Exhibits 10.1 and 10.2)
10.4(1)	Investment Agreement dated as of October 18, 1994, between the Registrant and Anheuser-Busch, Incorporated
10.5(1)	Registration Rights Agreement dated as of August 9, 1993, between the Registrant and Purchasers (as defined therein)
10.6(1)	Amendment No. 1 dated as of October 18, 1994, to Registration Rights Agreement dated as of August 9, 1993
10.7(1)	Registration Rights Agreement dated as of October 18, 1994, between Registrant and Anheuser-Busch, Incorporated
10.8(1)	Employment Agreement between Registrant and Paul Shipman, dated October 18, 1994
10.9(1)	Multi-Tenant Lease between the Quadrant Corporation and Registrant, dated June 1, 1987, as amended, November 5, 1987, February 1, 1988, March 29, 1988, June 27, 1988, October 27, 1988, June 18, 1991, October 1, 1991, December 22, 1992 and March 31,1993
10.11(1)	Sublease between Pease Development Authority as Sublessor and Registrant as Sublessee, dated May 30, 1995
10.14(1)	Amended and Restated Registrant’s Directors Stock Option Plan
10.15(1)	Registrant’s Incentive Stock Option Plan, dated September 12, 1990
10.16(1)	1992 Stock Incentive Plan, approved October 20, 1992, as amended, October 11, 1994 and May 25, 1995
10.18(1)	Amended and Restated Credit Agreement between U.S. Bank of Washington, National Association and Registrant, dated June 5, 1995
10.21(1)(10)	Master Distributor Agreement between Registrant and Anheuser-Busch, Incorporated, dated October 18, 1994
10.22(1)	Amendment No. 3 dated as of July 27, 1995, to Securities Purchase Agreement dated as of July 21, 1993 (see Exhibits 10.1 and 10.2)
10.23(1)	Amendment dated as of July 25, 1995, between the Registrant and GE Capital Redhook Investment Corp.
10.24(1)	Assignment of Sublease and Assumption Agreement dated as of July 1, 1995, between Registrant and Redhook of New Hampshire, Inc. (see Exhibit 10.11)
10.25(1)	Letter Agreement dated as of July 31, 1995, between Registrant and Anheuser-Busch, Incorporated
10.27(7)	Employment Agreement between Registrant and David J. Mickelson, dated August 1, 2000
10.28(7)	Employment Agreement between Registrant and Allen L Triplett, dated August 1, 2000
10.29(7)	Employment Agreement between Registrant and Pamela J. Hinckley, dated August 1, 2000

10.30(2)	Amendment No. 1 dated as of June 26, 1996, to Master Distribution Agreement between Registrant and Anheuser-Busch, Incorporated, dated October 18, 1994
10.31(2)	Amendment dated as of February 27, 1996, to Registrant’s 1992 Stock Incentive Plan, as amended
10.32(2)	Amendment dated as of February 27, 1996, to Amended and Restated Registrant’s Directors Stock Option Plan
10.33(2)	Amendment dated as of July 25, 1996, to Registrant’s 1992 Stock Incentive Plan, as amended
10.34(3)	First Amendment dated as of July 25, 1996, to Amended and Restated Credit Agreement between U.S. Bank of Washington, National Association and Registrant, dated June 5, 1995
10.35(4)	Second Amendment to Amended and Restated Credit Agreement between U.S. Bank of Washington, National Association and Registrant, dated September 15, 1997
10.36(4)	Consent, Waiver and Amendment, dated September 19, 1997, to Master Distributor Agreement between Registrant and Anheuser-Busch, Incorporated, dated October 18, 1994
10.37(5)(10)	Purchasing Agreement dated as of March 27, 1998, between and Anheuser-Busch, Incorporated
10.38(6)	Third Amendment to Amended and Restated Credit Agreement between U.S. Bank of Washington, National Association and Registrant, dated February 22, 1999
10.39(6)	Amended and Restated Rights Agreement between Registrant and ChaseMellon Shareholder Services, LLC, dated as of May 12, 1999
10.40(6)	First Amendment to Employment Agreement between Registrant and Paul Shipman, dated May 6, 1999
10.41(7)	Employment Agreement between Registrant and Greg Marquina, dated August 1, 2000
10.42(7)	Fourth Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and Registrant, dated August 10, 2000
10.43(8)	Employment Agreement between Registrant and Paul Shipman, dated November 1, 2000
10.44(9)	Fifth Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and Registrant, dated June 19, 2001
10.45	Sixth Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and Registrant, dated December 31, 2001
10.46	Employment Agreement between Registrant and Gerard C. Prial, dated August 1, 2000
21.1(1)	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, Independent Auditors

(1)	Incorporated by reference to same exhibit number as in the Company’s Registration Statement on Form S-1, Registrant No. 33-94166.

(2)	Incorporated by reference to same exhibit number as in the Company’s Form 10-Q for the quarter ended June 30, 1996.

(3)	Incorporated by reference to same exhibit number as in the Company’s Form 10-Q for the quarter ended September 30, 1996.

(4)	Incorporated by reference to same exhibit number as in the Company’s Form 10-Q for the quarter ended September 30, 1997.

(5)	Incorporated by reference to same exhibit number as in the Company’s Form 10-Q for the quarter ended March 31, 1998.

(6)	Incorporated by reference to same exhibit number as in the Company’s Form 10-Q for the quarter ended March 31, 1999.

(7)	Incorporated by reference to same exhibit number as in the Company’s Form 10-Q for the quarter ended September 30, 2000.

(8)	Incorporated by reference to same exhibit number as in the Company’s Form 10-K for the year ended December 31, 2000.

(9)	Incorporated by reference to same exhibit number as in the Company’s Form 10-Q for the quarter ended June 30, 2001.

(10)	Confidential treatment has been granted for portions of this document.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 28, 2002.

REDHOOK ALE BREWERY, INCORPORATED

By	/s/ DAVID J. MICKELSON

David J. Mickelson
Executive Vice President,
Chief Financial Officer and
Chief Operating Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL S. SHIPMAN Paul S. Shipman	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 28, 2002
/s/ DAVID J. MICKELSON David J. Mickelson	Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)	March 28, 2002
/s/ ANNE M. MUELLER Anne M. Mueller	Controller and Treasurer (Principal Accounting Officer)	March 28, 2002
/s/ FRANK H. CLEMENT Frank H. Clement	Director	March 28, 2002
/s/ JERRY D. JONES Jerry D. Jones	Director	March 28, 2002
/s/ DAVID A. PEACOCK David A. Peacock	Director	March 28, 2002
/s/ ANTHONY J. SHORT Anthony J. Short	Director	March 28, 2002
/s/ WALTER F. WALKER Walter F. Walker	Director	March 28, 2002