Form 10-Q
period 2002-06-30
REDHOOK ALE BREWERY INC
filed 2002-08-14
CIK 892222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]  No [   ]

Common stock, par value $.005 per share: 6,748,746 shares outstanding as of June 30, 2002.

Page 1 of 17 sequentially numbered pages

REDHOOK ALE BREWERY, INCORPORATED

FORM 10-Q

For The Quarterly Period Ended June 30, 2002

		Page

PART I.	Financial Information

ITEM 1.	Financial Statements

	Balance Sheets as of June 30, 2002 and December 31, 2001	3

	Statements of Operations for the Three Months Ended June 30, 2002 and 2001 and Six Months Ended June 30, 2002 and 2001	4

	Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001	5

	Notes to Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	15

PART II.	Other Information

ITEM 4.	Submission of Matters to a Vote of Security Holders	15

ITEM 6.	Exhibits and Reports on Form 8-K	16

PART I.

ITEM 1. Financial Statements

REDHOOK ALE BREWERY, INCORPORATED

BALANCE SHEETS

	June 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$6,364,411	$6,363,786
Accounts Receivable	2,825,653	1,406,329
Inventories	2,736,766	3,139,290
Other	359,076	168,349

Total Current Assets	12,285,906	11,077,754
Fixed Assets, Net	69,614,432	70,968,503
Other Assets	53,944	108,955

Total Assets	$81,954,282	$82,155,212

LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$2,822,004	$1,939,565
Accrued Salaries, Wages and Payroll Taxes	1,478,500	1,657,618
Refundable Deposits	2,407,784	2,000,280
Other Accrued Expenses	549,527	389,847
Current Portion of Long-Term Debt	450,000	450,000

Total Current Liabilities	7,707,815	6,437,310

Long-Term Debt, Net of Current Portion	6,300,000	6,525,000

Deferred Income Taxes, Net	502,901	575,340

Commitments

Convertible Redeemable Preferred Stock	16,166,055	16,143,855

Common Stockholders’ Equity:
Common Stock, Par Value $0.005 per Share, Authorized, 50,000,000 Shares; Issued and Outstanding, 6,748,746 Shares in 2002 and 6,920,046 Shares in 2001	33,744	34,600
Additional Paid-In Capital	55,345,870	55,743,429
Accumulated Deficit	(4,102,103)	(3,304,322)

Total Common Stockholders’ Equity	51,277,511	52,473,707

Total Liabilities, Preferred Stock and Common Stockholders’ Equity	$81,954,282	$82,155,212

See Accompanying Notes to Financial Statements

REDHOOK ALE BREWERY, INCORPORATED

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Sales	$11,420,437	$10,756,586	$20,341,725	$19,655,215
Less Excise Taxes	995,104	940,545	1,763,936	1,696,161

Net Sales	10,425,333	9,816,041	18,577,789	17,959,054
Cost of Sales	7,397,111	7,012,384	13,546,930	13,231,089

Gross Profit	3,028,222	2,803,657	5,030,859	4,727,965
Selling, General and Administrative Expenses	2,982,017	3,276,186	5,789,677	5,952,858

Operating Income (Loss)	46,205	(472,529)	(758,818)	(1,224,893)
Interest Expense	56,398	106,358	110,363	236,620
Other Income (Expense) — Net	7,929	67,470	32,524	158,988

Income (Loss) before Income Taxes	(2,264)	(511,417)	(836,657)	(1,302,525)
Income Tax Provision (Benefit)	(165)	(171,327)	(61,076)	(436,348)

Net Income (Loss)	$(2,099)	$(340,090)	$(775,581)	$(866,177)

Basic Earnings (Loss) per Share	$(0.00)	$(0.05)	$(0.12)	$(0.12)

Diluted Earnings (Loss) per Share	$(0.00)	$(0.05)	$(0.12)	$(0.12)

See Accompanying Notes to Financial Statements

REDHOOK ALE BREWERY, INCORPORATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,

	2002	2001

Operating Activities
Net Income (Loss)	$(775,581)	$(866,177)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by (Used in) Operating Activities:
Depreciation and Amortization	1,559,601	1,606,311
Loss on Disposal of Fixed Assets	22,414	2,109
Deferred Income Taxes, Net	(72,439)	(446,463)
Net Change in Operating Assets and Liabilities	105,149	(1,274,466)

Net Cash Provided by (Used in) Operating Activities	839,144	(978,686)

Investing Activities
Expenditures for Fixed Assets	(210,192)	(285,287)
Other, Net	(4,912)	—

Net Cash Used in Investing Activities	(215,104)	(285,287)

Financing Activities
Principal Payments on Debt	(225,000)	(225,000)
Repurchase of Common Stock	(398,415)	(402,061)

Net Cash Used in Financing Activities	(623,415)	(627,061)

Increase (Decrease) in Cash and Cash Equivalents	625	(1,891,034)
Cash and Cash Equivalents:
Beginning of Period	6,363,786	7,487,190

End of Period	$6,364,411	$5,596,156

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

     The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Basic and diluted earnings (loss) per share computation:
Numerator:
Net income (loss)	$(2,099)	$(340,090)	$(775,581)	$(866,177)
Preferred stock accretion	(11,100)	(11,100)	(22,200)	(22,200)

Numerator — income (loss) available to common stockholders	$(13,199)	$(351,190)	$(797,781)	$(888,377)

Denominator:
Weighted-average common shares	6,792,320	7,079,888	6,830,315	7,138,376

Basic and diluted earnings (loss) per share	$0.00	$(0.05)	$(0.12)	$(0.12)

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS (Continued)
(Unaudited)

3. Inventories

     Inventories consist of the following:

	June 30,	December 31,
	2002	2001

Finished goods	$1,217,211	$1,262,737
Raw materials	880,511	960,817
Promotional merchandise	474,146	630,554
Packaging materials	164,898	285,182

	$2,736,766	$3,139,290

     Finished goods include beer held in fermentation prior to the filtration and packaging process.

4. Stock Repurchase Program

     Since May 2000, the Board of Directors has authorized the repurchase of up to a total of 1.5 million shares of the Company’s outstanding shares of common stock. In May 2000, the Board of Directors initially authorized the repurchase of up to 500,000 shares. Subsequently, three further resolutions were passed by the Board of Directors authorizing the repurchase of additional shares: in January 2001 for an additional 250,000 shares, in November 2001 for an additional 250,000 shares and in August 2002 for an additional 500,000 shares. During the six-month period ended June 30, 2002, 171,300 shares of common stock were purchased in the open market for $398,000. As of June 30, 2002, a total of 939,000 shares of common stock had been purchased in the open market for an aggregate expenditure of $1,648,000.

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

Overview

     Since its formation, the Company has focused its business activities on the brewing, marketing and selling of craft beers. For the six months ended June 30, 2002, the Company had gross sales of $20,342,000, an increase of 3.5% from the six months ended June 30, 2001. The Company’s sales consist predominantly of sales of beer to third-party distributors and Anheuser-Busch, Inc. (“A-B”) through the Company’s long-term distribution alliance with A-B (the “Distribution Alliance”). In addition, the Company derives other revenues from sources including the sale of beer, food, apparel and other retail items in its brewery pubs. The Company is required to pay federal excise taxes on sales of its beer. The excise tax burden on beer sales increases from $7 to $18 per barrel on annual sales over 60,000 barrels and thus, if sales volume fluctuates, federal excise taxes would change as a percentage of sales.

     The Company’s sales volume (shipments) increased 3.3% to 113,300 barrels for the six months ended June 30, 2002, as compared to the same period in 2001. In addition to the level of consumer demand in existing markets, the Company’s sales are also affected by other factors such as competitive considerations, including the significant number of craft brewers and their promotional pricing and new product introductions as well as increased competition from imported beers and flavored alcoholic beverages. Sales in the craft beer industry generally reflect a degree of seasonality, with the first and fourth quarters historically being the slowest and the rest of the year typically demonstrating stronger sales. The Company has historically operated with little or no backlog, and its ability to predict sales for future periods is limited.

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

     Income Taxes. As of December 31, 2001, the Company had approximately $10.4 million of deferred tax assets, comprised principally of net operating loss carryforwards that expire from 2012 through 2021. The realization of these assets is dependent upon estimates of future taxable income resulting from future reversals of existing taxable temporary differences, which have been recorded as deferred tax liabilities and exceed the deferred tax assets. During the first six months of 2002, the Company established a valuation allowance of $219,000, thereby reducing the income tax benefit recorded in its statements of operations. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically net operating tax loss carryforwards, that may expire before the Company is able to utilize the tax benefit. The Company reviews its deferred tax assets on a quarterly basis. To the extent that the Company is unable to produce adequate taxable income in the future, the Company may be required to cease recognition of additional tax benefits.

     Long-Lived Assets. When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, an evaluation of recoverability is performed in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, by comparing the carrying value of the assets to projected future undiscounted cash flows in addition to other quantitative and qualitative analyses. Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss by a charge against current operations. During 2001, the Company performed an analysis of its brewery assets to determine if an impairment might exist. The Company’s estimate of future undiscounted cash flows indicated that such carrying values were expected to be recovered. Nonetheless, it is possible that the estimate of future undiscounted cash flows may change in the future, resulting in the need to write down those assets to their fair value.

Results of Operations

     The following table sets forth, for the periods indicated, certain items from the Company’s Statements of Operations expressed as a percentage of net sales.

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Sales	109.5%	109.6%	109.5%	109.4%
Less Excise Taxes	9.5	9.6	9.5	9.4

Net Sales	100.0	100.0	100.0	100.0
Cost of Sales	71.0	71.4	72.9	73.7

Gross Profit	29.0	28.6	27.1	26.3
Selling, General and Administrative Expenses	28.6	33.4	31.2	33.1

Operating Income (Loss)	0.4	(4.8)	(4.1)	(6.8)
Interest Expense	0.5	1.1	0.6	1.3
Other Income (Expense) — Net	0.1	0.7	0.2	0.9

Income (Loss) before Income Taxes	0.0	(5.2)	(4.5)	(7.2)
Income Tax Provision (Benefit)	—	(1.7)	(0.3)	(2.4)

Net Income (Loss)	0.0%	(3.5)%	(4.2)%	(4.8)%

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

     Sales. Total sales increased 6.2% to $11,420,000 for the three months ended June 30, 2002, compared to $10,757,000 for the 2001 second quarter, resulting from a 5.0% increase in sales volume, slightly higher average pricing net of promotional discounts and a slight increase in other sales. Total sales volume for the second quarter of 2002 increased to 63,100 barrels from 60,100 barrels for the same period in 2001. While shipments in Washington State, the Company’s largest market, decreased 5.8% as compared to 2001 second quarter shipments, west coast shipments increased 3.6% during the same period. Sales other than wholesale beer sales, primarily retail pub revenues, totaled $1,195,000 in the three months ended June 30, 2002, compared to $1,134,000 in the same 2001 period. At June 30, 2002 and 2001, the Company’s products were distributed in 48 states.

     Excise Taxes. Excise taxes increased to $995,000, or 9.5% of net sales in the 2002 second quarter, compared to $941,000, or 9.6% of net sales in the comparable 2001 period, due to increased sales volume.

     Cost of Sales. Cost of sales increased 5.5% to $7,397,000 in the three months ended June 30, 2002, compared to $7,012,000 in the same 2001 period, due to higher sales volume, increased raw material costs, and a shift in product mix towards an increasing proportion of package sales, including 12-packs. Cost of sales, as a percentage of net sales, was 71.0% for the 2002 period compared to 71.4% for the 2001 period. The utilization rate, based upon the breweries’ combined current production capacity, was 72.2% and 68.7% for quarters ended June 30, 2002 and 2001, respectively.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $2,982,000 in the 2002 second quarter, compared to $3,276,000 in the 2001 second quarter due to lower advertising and promotion expenses, primarily for radio, billboard and print, as well as lower sales salaries and incentives. As a percentage of net sales, these expenses were 28.6% and 33.4% for the quarters ended June 30, 2002 and 2001, respectively.

     Interest Expense. Interest expense was $56,000 for the second quarter of 2002, down from $106,000 for the comparable 2001 period, reflecting the effect of lower outstanding debt and lower average interest rates.

     Other Income — Net. Other income — net decreased to $8,000 in the 2002 second quarter, compared to $67,000 in the 2001 second quarter. The 2002 quarter decrease includes a $22,000 loss on disposal of fixed assets in addition to a decrease in interest income, which was negatively affected by declining interest rates despite an increase in the average balance of interest -bearing deposits.

     Income Taxes. The Company’s effective income tax rate was a 7.3% benefit for the second quarter of 2002 compared to 33.5% for the second quarter of 2001. During 2002, the Company established a valuation allowance, thereby reducing the income tax benefit recorded in the statements of operations. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically net operating tax loss carryforwards, that may expire before the Company is able to utilize the tax benefit. Both periods’ estimated effective tax rates were based upon an estimate of the full-year pretax result, relative to other components of the tax provision calculation, such as the exclusion of a portion of meals and entertainment expenses from tax return deductions.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

     Sales. Total sales increased 3.5% to $20,342,000 for the six months ended June 30, 2002, compared to $19,655,000 for the 2001 six-month period, attributable to a 3.3% increase in sales volume and an increase in other sales. Total sales volumes for the first six months of 2002 increased to 113,300 barrels from 109,700 barrels for the same period in 2001. While shipments in Washington State, the Company’s largest market, decreased 4.5% as compared to the first six months of 2001, west coast shipments increased 0.9% during the same period. Sales other than wholesale beer sales, primarily retail pub revenues, totaled $2,083,000 in the six months ended June 30, 2002, compared to $1,946,000 in the comparable 2001 period.

     Excise Taxes. Excise taxes increased to $1,764,000, or 9.5% of net sales in the first six months of 2002, up from $1,696,000, or 9.4% of net sales in the comparable 2001 period due to increased sales volume.

     Cost of Sales. Cost of sales increased 2.4% to $13,547,000 in the first six months of 2002, versus $13,231,000 in the comparable 2001 period, due to higher sales volume and a shift in product mix towards an increasing proportion of package sales, including 12-packs. Cost of sales, as a percentage of net sales, was 72.9% for the 2002 period compared to 73.7% for the 2001 period. The utilization rate, based upon the breweries’ combined current production capacity, was 64.8% and 62.7% for the six months ended June 30, 2002 and 2001, respectively.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $5,790,000 in the first six months of 2002, compared to $5,953,000 in the 2001 period due to lower advertising and promotion expenses, primarily for radio, billboard and print, as well as lower sales salaries and incentives. As a percentage of net sales, these expenses were 31.2% and 33.1% for the six months ended June 30, 2002 and 2001, respectively.

     Interest Expense. Interest expense was $110,000 for the six months ended June 30, 2002, down from $237,000 for the comparable 2001 period, reflecting the effect of lower outstanding debt and lower average interest rates.

     Other Income — Net. Other income — net decreased to $33,000 in the first half of 2002, compared to $159,000 in the 2001 period. The decrease is primarily due to a decrease in interest income, which was negatively affected by declining interest rates despite an increase in the average balance of interest-bearing deposits.

     Income Taxes. The Company’s effective income tax rate was a 7.3% benefit for the six months ended June 30, 2002, compared to 33.5% for the 2001 period. During 2002, the Company established a valuation allowance of $219,000, thereby reducing the income tax benefit recorded in the statements of operations. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically net operating tax loss carryforwards, that may expire before the Company is able to utilize the tax benefit. Both periods’ estimated effective tax rates were based upon an estimate of the full-year pretax result, relative to other components of the tax provision calculation, such as the exclusion of a portion of meals and entertainment expenses from tax return deductions.

Liquidity and Capital Resources

     The Company had $6,364,000 of cash and cash equivalents at both June 30, 2002 and December 31, 2001. At June 30, 2002, the Company had working capital of $4,578,000. The Company’s long-term debt as a percentage of total capitalization (long-term debt, convertible redeemable preferred stock and common stockholders’ equity) was 9.1% at June 30, 2002, compared to 9.2% at December 31, 2001. Cash provided by operating activities was $839,000 for the six months ended June 30, 2002. Cash used in operating activities for the six months ended June 30, 2001, was $979,000 and was largely due to the timing of the collections of accounts receivable in December 2000 as well as the payment of certain current liabilities in January 2001. Both factors resulted in significant uses of cash during the first quarter of 2001 and are reflected in the statement of cash flows for the six months ended June 30, 2001, as net change in operating assets and liabilities.

     The Company has a credit agreement with a bank under which a term loan (the “Term Loan”) and a $10 million revolving credit facility (the “Revolving Facility”) are provided. The Term Loan, which originated in June 1997 upon the conversion of a $9 million secured credit facility, has a five-year term with a 20-year amortization schedule. On June 19, 2001, the credit agreement was amended to extend the maturity date on the Term Loan to June 5, 2007. As of June 30, 2002, there was $6.8 million outstanding on the Term Loan, and the Company’s one-month LIBOR-based borrowing rate was approximately 3.63%. In June 2002, the credit agreement was again amended to extend the commitment period for the Revolving Facility to July 1, 2004. As of June 30, 2002, there were no borrowings outstanding on the Revolving Facility. The Term Loan and the Revolving Facility are secured by substantially all of the Company’s assets. Through June 5, 2002, interest on the Term Loan accrued at a variable rate based on the London Inter Bank Offered Rate (“LIBOR”) plus 1.25%. Effective June 5, 2002, interest on the Term Loan accrued at LIBOR plus 1.75%. The interest rate for the Revolving Facility is the applicable LIBOR plus 1.00% to 2.00%, depending on the Company’s funded debt ratio. The Company has the option to fix the applicable interest rate for up to twelve months by selecting LIBOR for one- to twelve- month periods as a base. The termination of the A-B Distribution Agreement for any reason or the failure by the Company to perform any of its material obligations under the A-B Investment Agreement would constitute an event of default under the credit agreement and the bank may declare the entire outstanding loan balance immediately due and payable.

     The Company has required capital principally for the construction and development of its technologically advanced production facilities. To date, the Company has financed its capital requirements through cash flow from operations, bank borrowings and the sale of common and preferred stock. The Company expects to meet its future financing needs, including the advertising expenditures associated with the brand investment co-operative advertising and promotion programs and working capital and capital expenditure requirements, through cash on hand, operating cash flow and, to the extent required and available, bank borrowings and offerings of debt or equity securities. However, there cannot be any guarantee that any additional financing will be available when needed or at commercially reasonable terms. Capital expenditures for the first six months of 2002 totaled $210,000. Capital expenditures for 2002 are expected to total approximately $650,000.

     Since May 2000, the Board of Directors has authorized the repurchase of up to a total of 1.5 million shares of the Company’s outstanding shares of common stock. In May 2000, the Board of Directors initially authorized the repurchase of up to 500,000 shares. Subsequently, three further resolutions were passed by the Board of Directors authorizing the repurchase of additional shares: in January 2001 for an additional 250,000 shares, in November 2001 for an additional 250,000 shares and in August 2002 for an additional 500,000 shares. During the six-month period ended June 30, 2002, 171,300 shares of common stock were purchased in the open market for $398,000. As of June 30, 2002, a total of 939,000 shares of common stock had been purchased in the open market for an aggregate expenditure of $1,648,000. As of July 30, 2002, a total of 979,000 outstanding shares of common stock had been purchased in the open market for an aggregate expenditure of $1,732,000.

Certain Considerations: Issues and Uncertainties

     The Company does not provide forecasts of future financial performance or sales volumes, although this Quarterly Report contains certain other types of forward-looking statements that involve risks and uncertainties. The Company may, in discussions of its future plans, objectives and expected performance in periodic reports filed by the Company with the Securities and Exchange Commission (or documents incorporated by reference therein) and in written and oral presentations made by the Company, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on assumptions that the Company believes are reasonable, but are by their nature inherently uncertain. In all cases, there can be no assurance that such assumptions will prove correct or that projected events will occur. Actual results could differ materially from those projected depending on a variety of factors, including, but not limited to the successful execution of market development and other plans and the availability of financing and the issues discussed below. While Company management is optimistic about the Company’s long-term prospects, the following issues and uncertainties, among others, should be considered in evaluating its business prospects and any forward-looking statements.

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

     Variability of Gross Margin and Cost of Sales. The Company anticipates that its future gross margins will fluctuate and may decline as a result of many factors, including disproportionate depreciation and other fixed and semivariable operating costs, depending on the level of production at the Company’s breweries in relation to current production capacity. The Company’s high level of fixed and semivariable operating costs causes gross margin to be very sensitive to relatively small increases or decreases in sales volume. In addition, other factors that could affect cost of sales include changes in freight charges, the availability and prices of raw materials and packaging materials, the mix between draft and bottled product sales, the sales mix of various bottled product packages and Federal or state excise taxes. Also, as sales volumes through the Distribution Alliance increase, certain fees the Company must pay to A-B in connection with sales to A-B and other staging and administrative costs would increase.

     Advertising and Promotional Costs. Prior to June 1999 the Company had done very limited advertising. Based upon market and competitive considerations, the Company determined that a significant increase in media advertising was appropriate. Accordingly, in June 1999 the Company began a brand investment program that significantly increased advertising and related costs. During 1999 and 2000, the Company primarily utilized radio, billboard and print advertising in select markets, while also participating, to a small degree, in co-operative advertising where the Company’s spending is matched dollar for dollar by the local distributor. In 2001 and 2002, the Company allocated a larger share of its advertising spending to its co-operative advertising and promotion program. The advertising investment is expected to continue for the foreseeable future with the objective of establishing or maintaining momentum towards capturing a larger share of the fragmented craft beer market. This increased spending has significantly increased the Company’s selling, general and administrative expenses in 1999, 2000, 2001, and the first six months of 2002, leading to increased losses and a reduction in stockholders’ equity. In addition, market and competitive considerations could require an increase in other promotional costs associated with developing existing and new markets.

     Relationship with Anheuser-Busch, Incorporated. Most of the Company’s future sales are expected to be through the Distribution Alliance with A-B. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, Part 1, Item 1 — Business — Product Distribution, and Relationship With Anheuser-Busch, Incorporated for a further description of the relationship with A-B. If the Distribution Alliance were to be terminated, or if the relationship between A-B and the Company were to deteriorate, distribution of the Company’s products would suffer significant disruption and would have a long-term material adverse effect on the Company’s sales and results of operations. In the event that the A-B Distribution Agreement is terminated on or before December 31, 2004, under circumstances described in Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (see Business - Relationship with Anheuser-Busch, Incorporated — A-B Distribution Agreement), the terms of the Series B Preferred Stock purchased by A-B pursuant to the A-B Investment Agreement require the mandatory redemption of the Series B Preferred Stock on December 31, 2004, at a redemption price equal to $12.61 per share (approximately $16.3 million in the aggregate), plus an amount equal to accumulated and unpaid dividends thereon. The terms of the Series B Preferred Stock further provide that if at the time of the mandatory redemption the Company has insufficient legally available funds to redeem the shares of Series B Preferred Stock as a whole, those funds that are legally available shall be used to redeem the maximum number of shares of Series B Preferred Stock. At any time thereafter when additional funds of the Company become legally available for the redemption of Series B Preferred Stock, such funds shall be immediately used to redeem shares of Series B Preferred Stock that have not been previously redeemed. The Company would not be legally able to redeem shares of Series B Preferred Stock if, after giving effect to such redemption, the Company would not be able to pay its debts when due in the usual course of business or the Company’s total assets would be less than the sum of its total liabilities. Such a mandatory redemption could have a material adverse effect on the financial position and cash flows of the Company. While the Company believes that the benefits of the Distribution Alliance, in particular distribution and material cost efficiencies, offset costs associated with the Alliance, there can be no assurance that these costs will not have a negative impact on the Company’s profit margins in the future.

     Dependence on Third-Party Distributors. The Company also relies heavily on non-Alliance third-party distributors for the sale of its products to retailers. The Company’s most significant non-Alliance wholesaler, K&L Distributors, Inc., that although not part of the Alliance is a distributor in the A-B distribution network, accounted for approximately 13% of the Company’s sales in the first six months of 2002. Substantially all of the remaining sales volume is through the Distribution Alliance to wholesalers that are part of the A-B distribution network, most of which are independent wholesalers. A disruption of wholesalers’ or A-B’s ability to distribute products efficiently due to any significant operational problems, such as wide-spread labor union strikes, the loss of K&L Distributors as a customer, or the termination of the Distribution Alliance could have a material adverse impact on the Company’s sales and results of operations.

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

     Effect of Sales Trends on Brewery Efficiency and Operations. While the Company’s sales volumes for 2000 and 2001 increased 7.6% and 4.9%, respectively, as compared to the corresponding prior year’s volumes, the Company did experience declining sales volumes ranging from 2.3% to 5.7% for the years 1997 through 1999. Those declines coincided with significantly slower sales growth of the highly competitive craft beer segment. The Company’s breweries have been operating at production levels substantially below their actual and maximum designed capacities. Operating breweries at low capacity utilization rates negatively impacts gross margins and operating cash flows generated by the production facilities. In 1998, after performing an analysis of the Company’s current and future production capacity requirements, production at the Fremont Brewery was permanently curtailed and the assets were written down to an estimate of their net realizable value. The Company will continue to evaluate whether it expects to recover the costs of its two remaining production facilities over the course of their useful lives. If facts and circumstances indicate that the carrying value of these long-lived assets may be impaired, an evaluation of recoverability will be performed in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, by comparing the carrying value of the assets to projected future undiscounted cash flows in addition to other quantitative and qualitative analyses. If management believes that the carrying value of such assets may not be recoverable, the Company will recognize an impairment loss by a charge against current operations.

     Income Tax Benefits. As of December 31, 2001, the Company had federal income tax net operating loss carryforwards (“NOL’s”) of $26.5 million, substantially all of which expire from 2012 through 2021. These NOL’s can generally be carried forward no more than 20 years to offset regular tax liabilities in future years. During 2002, the Company established a valuation allowance of $219,000, thereby reducing the income tax benefit recorded in its statements of operations. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically net operating tax loss carryforwards, that may expire before the Company is able to utilize the tax benefit. The Company reviews its deferred tax assets on a quarterly basis. To the extent that the Company is unable to produce adequate taxable income in the future, the Company may be required to cease recognition of additional tax benefits.

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

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement provides guidance on the recognition, measurement and reporting of certain costs related to exit or disposal activities and is effective for exit or disposal activities initiated after December 31, 2002. Adoption of SFAS 146 did not have an impact on the Company’s financial condition or results of operations.

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

     The Company did not have any derivative financial instruments as of June 30, 2002.

PART II.

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on May 21, 2002. The following matters were voted upon by the shareholders with the results as follows:

(1) The following persons were nominated by the Board of Directors and each was elected to serve as a director until the next Annual Meeting of Shareholders or until his or her earlier retirement, resignation or removal: Paul S. Shipman, Frank H. Clement, Jerry D. Jones, David A. Peacock, Anthony J. Short, Walter F. Walker.

The number of votes cast for or withheld for each director nominee was as follows:

Nominee	For	Withheld
Paul S. Shipman	7,013,759	648,776
Frank H. Clement	7,059,034	603,501
Jerry D. Jones	7,058,259	604,276
David A. Peacock	7,052,254	610,281
Anthony J. Short	7,055,234	607,301
Walter F. Walker	7,055,521	607,014

(2) The shareholders voted 7,548,005 shares in the affirmative, 92,139 shares in the negative and 22,391 shares abstained to ratify the appointment of Ernst & Young LLP, as independent auditors for the Company’s fiscal year ending December 31, 2002.

(3) The shareholders voted 6,557,521 shares in the affirmative, 1,067,959 shares in the negative and 37,055 shares abstained to approve the Redhook Ale Brewery, Incorporated 2002 Stock Option Plan.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits
The following exhibits are filed as part of this report.

10.47	Seventh Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and Registrant, dated June 21, 2002.

99.1	Certification Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002): Paul S. Shipman, President and Chief Executive Officer.

99.2	Certification Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002): David J. Mickelson, Executive Vice President, Chief Financial Officer and Chief Operating Officer.

(b) Reports on Form 8-K
None were filed during the quarter ended June 30, 2002.

ITEMS 1, 2, 3 and 5 of PART II are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2002	REDHOOK ALE BREWERY, INCORPORATED

BY:	/s/ David J. Mickelson

David J. Mickelson Executive Vice President, Chief Financial Officer and Chief Operating Officer

BY:	/s/ Anne M. Mueller

Anne M. Mueller Controller and Treasurer, Principal Accounting Officer