Form 10-Q
period 2002-09-30
REDHOOK ALE BREWERY INC
filed 2002-11-14
CIK 892222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2002

Commission File Number 0-26542

REDHOOK ALE BREWERY, INCORPORATED

(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1141254 (I.R.S. Employer Identification No.)
14300 NE 145th Street, Suite 210 Woodinville, Washington (Address of principal executive offices)	98072-9045 (Zip Code)

Registrant’s telephone number, including area code: (425) 483-3232

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Common stock, par value $.005 per share: 6,574,546 shares outstanding as of September 30, 2002.

Page 1 of 20 sequentially numbered pages

REDHOOK ALE BREWERY, INCORPORATED

FORM 10-Q

For The Quarterly Period Ended September 30, 2002

		Page

PART I.	Financial Information

ITEM 1.	Financial Statements

	Balance Sheets as of September 30, 2002 and December 31, 2001	3

	Statements of Operations for the Three Months Ended September 30, 2002 and 2001 and Nine Months Ended September 30, 2002 and 2001	4

	Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001	5

	Notes to Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	15

ITEM 4.	Controls and Procedures	15

PART II.	Other Information

ITEM 6.	Exhibits and Reports on Form 8-K	15

PART I.

ITEM 1. Financial Statements

REDHOOK ALE BREWERY, INCORPORATED

BALANCE SHEETS

	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$7,077,586	$6,363,786
Accounts Receivable	2,082,426	1,406,329
Inventories	3,105,660	3,139,290
Income Taxes Receivable	49,412	—
Other	141,642	168,349

Total Current Assets	12,456,726	11,077,754
Fixed Assets, Net	68,984,882	70,968,503
Other Assets	61,976	108,955

Total Assets	$81,503,584	$82,155,212

LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,959,442	$1,939,565
Accrued Salaries, Wages and Payroll Taxes	1,529,600	1,657,618
Refundable Deposits	2,540,609	2,000,280
Other Accrued Expenses	638,042	389,847
Current Portion of Long-Term Debt	450,000	450,000

Total Current Liabilities	8,117,693	6,437,310

Long-Term Debt, Net of Current Portion	6,187,500	6,525,000

Deferred Income Taxes, Net	457,358	575,340

Commitments

Convertible Redeemable Preferred Stock	16,177,155	16,143,855

Common Stockholders’ Equity:
Common Stock, Par Value $0.005 per Share, Authorized, 50,000,000 Shares; Issued and Outstanding, 6,574,546 Shares in 2002 and 6,920,046 Shares in 2001	32,873	34,600
Additional Paid-In Capital	54,999,120	55,743,429
Accumulated Deficit	(4,468,115)	(3,304,322)

Total Common Stockholders’ Equity	50,563,878	52,473,707

Total Liabilities, Preferred Stock and Common Stockholders’ Equity	$81,503,584	$82,155,212

See Accompanying Notes to Financial Statements

REDHOOK ALE BREWERY, INCORPORATED

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Sales	$10,690,846	$10,517,717	$31,032,571	$30,172,932
Less Excise Taxes	896,854	885,360	2,660,790	2,581,521

Net Sales	9,793,992	9,632,357	28,371,781	27,591,411
Cost of Sales	7,140,714	6,952,158	20,687,644	20,183,247

Gross Profit	2,653,278	2,680,199	7,684,137	7,408,164
Selling, General and Administrative Expenses	2,986,710	3,286,341	8,776,387	9,239,199

Operating Income (Loss)	(333,432)	(606,142)	(1,092,250)	(1,831,035)
Interest Expense	61,840	91,427	172,203	328,047
Other Income (Expense)— Net	(24,174)	60,603	8,350	219,591

Income (Loss) before Income Taxes	(419,446)	(636,966)	(1,256,103)	(1,939,491)
Income Tax Provision (Benefit)	(64,534)	(223,080)	(125,610)	(659,428)

Net Income (Loss)	$(354,912)	$(413,886)	$(1,130,493)	$(1,280,063)

Basic Earnings (Loss) per Share	$(0.05)	$(0.06)	$(0.17)	$(0.18)

Diluted Earnings (Loss) per Share	$(0.05)	$(0.06)	$(0.17)	$(0.18)

See Accompanying Notes to Financial Statements

REDHOOK ALE BREWERY, INCORPORATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,

	2002	2001

Operating Activities
Net Income (Loss)	$(1,130,493)	$(1,280,063)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	2,334,519	2,394,594
Loss on Disposal of Fixed Assets	94,998	2,109
Deferred Income Taxes, Net	(117,982)	(675,641)
Net Change in Operating Assets and Liabilities	1,066,608	(37,632)

Net Cash Provided by Operating Activities	2,247,650	403,367

Investing Activities
Expenditures for Fixed Assets	(420,401)	(401,580)
Other, Net	(29,913)	(41,875)

Net Cash Used in Investing Activities	(450,314)	(443,455)

Financing Activities
Principal Payments on Debt	(337,500)	(337,500)
Repurchase of Common Stock	(746,036)	(551,819)

Net Cash Used in Financing Activities	(1,083,536)	(889,319)

Increase (Decrease) in Cash and Cash Equivalents	713,800	(929,407)
Cash and Cash Equivalents:
Beginning of Period	6,363,786	7,487,190

End of Period	$7,077,586	$6,557,783

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

     The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Basic and diluted earnings (loss) per share computation:
Numerator:
Net income (loss)	$(354,912)	$(413,886)	$(1,130,493)	$(1,280,063)
Preferred stock accretion	(11,100)	(11,100)	(33,300)	(33,300)

Numerator— income (loss) available to common stockholders	$(366,012)	$(424,986)	$(1,163,793)	$(1,313,363)

Denominator:
Weighted-average common shares	6,687,772	7,052,053	6,782,279	7,109,285

Basic and diluted earnings (loss) per share	$(0.05)	$(0.06)	$(0.17)	$(0.18)

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS (Continued)
(Unaudited)

3. Inventories

     Inventories consist of the following:

	September 30,	December 31,
	2002	2001

Finished goods	$1,205,750	$1,262,737
Raw materials	1,186,587	960,817
Promotional merchandise	443,047	630,554
Packaging materials	270,276	285,182

	$3,105,660	$3,139,290

     Finished goods include beer held in fermentation prior to the filtration and packaging process.

4. Stock Repurchase Program

     Since May 2000, the Board of Directors has authorized the repurchase of 1.5 million shares of the Company’s outstanding shares of common stock. In May 2000, the Board of Directors initially authorized the repurchase of up to 500,000 shares. Three subsequent resolutions were passed by the Board of Directors authorizing the repurchase of additional shares: in January 2001 for an additional 250,000 shares, in November 2001 for an additional 250,000 shares and in August 2002 for an additional 500,000 shares. During the nine-month period ended September 30, 2002, 345,500 shares of common stock were purchased in the open market for $746,000. As of September 30, 2002, a total of 1,113,000 shares of common stock had been purchased in the open market for an aggregate expenditure of $1,996,000.

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

Overview

     Since its formation, the Company has focused its business activities on the brewing, marketing and selling of craft beers. For the nine months ended September 30, 2002, the Company had gross sales of $31,033,000, an increase of 2.8% from the nine months ended September 30, 2001. The Company’s sales consist predominantly of sales of beer to third-party distributors and Anheuser-Busch, Inc. (“A-B”) through the Company’s long-term distribution alliance with A-B (the “Distribution Alliance”). In addition, the Company derives other revenues from sources including the sale of beer, food, apparel and other retail items in its brewery pubs. The Company is required to pay federal excise taxes on sales of its beer. The excise tax burden on beer sales increases from $7 to $18 per barrel on annual sales over 60,000 barrels and thus, if sales volume fluctuates, federal excise taxes would change as a percentage of sales.

     The Company’s sales volume (shipments) increased 2.4% to 171,600 barrels for the nine months ended September 30, 2002, as compared to 167,600 barrels in the same 2001 period. In addition to the level of consumer demand in existing markets, the Company’s sales are also affected by other factors such as competitive considerations, including the significant number of craft brewers, their promotional pricing and new product introductions as well as increased competition from imported beers, flavored alcohol beverages, wine and spirits. Sales in the craft beer industry generally reflect a degree of seasonality, with the first and fourth quarters historically being the slowest and the rest of the year typically demonstrating stronger sales. The Company has historically operated with little or no backlog, and its ability to predict sales for future periods is limited.

     Under normal circumstances, the Company operates its brewing facilities up to six days per week with multiple shifts per day. While the maximum designed production capacity, under ideal brewing conditions, for each of the Woodinville and Portsmouth breweries is approximately 250,000 barrels per year, the current production capacity is approximately 250,000 barrels per year at the Woodinville facility and 100,000 barrels per year at the Portsmouth facility depending on product mix. Production capacity at the Portsmouth facility can be added in phases until the facility reaches its maximum designed production capacity of 250,000 barrels per year. Such an increase would require additional capital expenditures, primarily for fermentation equipment, and production personnel. The decision to add capacity is affected by the availability of capital, construction constraints and anticipated sales in new and existing markets.

     The Company’s capacity utilization has a significant impact on gross profit. Generally, when facilities are operating at their maximum designed production capacities, profitability is favorably affected because fixed and semi-variable operating costs, such as depreciation and production salaries, are spread over a larger sales base. Because current period production levels have been below the Company’s current production capacity, gross margins have been negatively impacted. This negative impact could be reduced as actual production increases.

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

     Income Taxes. As of December 31, 2001, the Company had approximately $10.4 million of deferred tax assets, comprised principally of net operating loss carryforwards that expire from 2012 through 2021. The realization of these assets is dependent upon estimates of future taxable income resulting from future reversals of existing taxable temporary differences, which have been recorded as deferred tax liabilities and exceed the deferred tax assets. During the first nine months of 2002, the Company established a valuation allowance of $283,000, thereby reducing the income tax benefit recorded in its statements of operations. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically net operating tax loss carryforwards, that may expire before the Company is able to utilize the tax benefit. The Company reviews its deferred tax assets on a quarterly basis. To the extent that the Company is unable to generate adequate taxable income in the future, the Company may be required to cease recognition of additional tax benefits.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Sales	109.2%	109.2%	109.4%	109.4%
Less Excise Taxes	9.2	9.2	9.4	9.4

Net Sales	100.0	100.0	100.0	100.0
Cost of Sales	72.9	72.2	72.9	73.2

Gross Profit	27.1	27.8	27.1	26.8
Selling, General and Administrative Expenses	30.5	34.1	30.9	33.5

Operating Income (Loss)	(3.4)	(6.3)	(3.8)	(6.7)
Interest Expense	0.6	0.9	0.6	1.2
Other Income (Expense)— Net	(0.3)	0.6	—	0.9

Income (Loss) before Income Taxes	(4.3)	(6.6)	(4.4)	(7.0)
Income Tax Provision (Benefit)	(0.7)	(2.3)	(0.4)	(2.4)

Net Income (Loss)	(3.6)%	(4.3)%	(4.0)%	(4.6)%

  Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

     Sales. Total sales increased 1.6% to $10,691,000 for the three months ended September 30, 2002, compared to $10,518,000 for the 2001 third quarter, resulting from a 0.9% increase in sales volume and slightly higher average pricing net of promotional discounts. Total sales volume for the third quarter of 2002 increased to 58,400 barrels from 57,900 barrels for the same period in 2001. While West Coast shipments decreased 3.8% as compared to 2001 third quarter West Coast shipments, shipments to all other markets in the United States increased 6.9% during the same period. The decline in West Coast sales is primarily attributable to a 7.0% decline in sales in Washington State, the Company’s largest market. Sales other than wholesale beer sales, primarily retail pub revenues, totaled $1,374,000 in the three months ended September 30, 2002, compared to $1,388,000 in the same 2001 period. At September 30, 2002 and 2001, the Company’s products were distributed in 48 states.

     Excise Taxes. Excise taxes increased to $897,000, or 9.2% of net sales in the 2002 third quarter, compared to $885,000, or 9.2% of net sales in the comparable 2001 period, primarily due to increased sales volume.

     Cost of Sales. Cost of sales increased 2.7% to $7,141,000 in the three months ended September 30, 2002, compared to $6,952,000 in the same 2001 period, due to higher sales volume, increased raw material costs, and a shift in product mix towards an increasing proportion of package sales, including 12-packs. Cost of sales, as a percentage of net sales, was 72.9% for the 2002 period compared to 72.2% for the 2001 period. The utilization rate, based upon the breweries’ combined current production capacity, was 66.7% and 66.2% for quarters ended September 30, 2002 and 2001, respectively.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $2,987,000 in the 2002 third quarter, compared to $3,286,000 in the 2001 third quarter due primarily to lower advertising and promotion expenses, mainly for radio, billboard and print. As a percentage of net sales, these expenses were 30.5% and 34.1% for the quarters ended September 30, 2002 and 2001, respectively.

     Interest Expense. Interest expense was $62,000 for the third quarter of 2002, down from $91,000 for the comparable 2001 period, reflecting the effect of lower outstanding debt and lower average interest rates.

     Other Income (Expense) — Net. Other income (expense) — net decreased to an expense of $24,000 in the 2002 third quarter, compared to income of $61,000 in the 2001 third quarter. The 2002 third quarter reflects a $13,000 decline in interest income as compared to the 2001 third quarter, resulting from lower average interest rates, and a $73,000 loss related to assets that were disposed of in conjunction with the September relocation of the Company’s corporate offices to vacant office space in the Woodinville Brewery in anticipation of the November 2002 expiration of the Company’s lease of the Fremont Brewery building in Seattle.

     Income Taxes. The Company’s effective income tax rate was a 15.4% benefit for the third quarter of 2002 compared to 35.0% for the third quarter of 2001. During 2002, the Company established a valuation allowance, thereby reducing the income tax benefit recorded in the statements of operations. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically net operating tax loss carryforwards, that may expire before the Company is able to utilize the tax benefit. Both periods’ estimated effective tax rates were based upon an estimate of the full-year pretax result, relative to other components of the tax provision calculation, such as the exclusion of a portion of meals and entertainment expenses from tax return deductions.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

     Sales. Total sales increased 2.8% to $31,033,000 for the nine months ended September 30, 2002, compared to $30,173,000 in the comparable 2001 period, resulting from a 2.4% increase in sales volume and a slight increase in other sales. Total shipments for the first nine months of 2002 increased to 171,600 barrels from 167,600 barrels for the same period in 2001. West Coast sales decreased 0.8% as compared to the 2001 third quarter West Coast shipments, primarily attributable to a 5.5% decrease in Washington State shipments, the Company’s largest market. Sales other than wholesale beer sales, primarily retail pub revenues, totaled $3,457,000 in the nine months ended September 30, 2002, compared to $3,334,000 in the comparable 2001 period.

     Excise Taxes. Excise taxes increased to $2,661,000, or 9.4% of net sales in the first nine months of 2002, compared to $2,582,000, or 9.4% of net sales in the comparable 2001 period, primarily due to increased sales volume.

     Cost of Sales. Cost of sales increased 2.5% to $20,688,000 in the first nine months of 2002, compared to $20,183,000 in the comparable 2001 period, due to higher sales volume, increased raw material, freight and insurance costs, and a shift in product mix towards an increasing proportion of package sales, including 12-packs. Cost of sales, as a percentage of net sales, decreased to 72.9% for the 2002 period compared to 73.2% for the 2001 period. The utilization rate, based upon the breweries’ combined current production capacity, was 65.4% and 63.9% for the nine months ended September 30, 2002 and 2001, respectively.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $8,776,000 in the first nine months of 2002, compared to $9,239,000 in the 2001 period due to lower advertising and promotion expenses, primarily for radio, billboard and print as well as lower sales salaries and incentives. As a percentage of net sales, these expenses were 30.9% and 33.5% for the nine months ended September 30, 2002 and 2001, respectively.

     Interest Expense. Interest expense decreased to $172,000 for the nine months ended September 30, 2002, compared to $328,000 for the comparable 2001 period, reflecting the effect of lower outstanding debt and lower average interest rates.

     Other Income (Expense) — Net. Other income (expense) — net decreased to income of $8,000 for the nine months ended September 30, 2002, as compared to income of $220,000 for the corresponding 2001 period, attributable to a $121,000 decline in interest income resulting from lower average interest rates, and $95,000 in losses recorded on the disposal of fixed assets during the second and third quarters of 2002.

     Income Taxes. The Company’s effective income tax rate was a 10.0% benefit for the nine months ended September 30, 2002, compared to 34.0% for the 2001 period. During 2002, the Company established a valuation allowance of $283,000, thereby reducing the income tax benefit recorded in the statements of operations. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically net operating tax loss carryforwards, that may expire before the Company is able to utilize the tax benefit. Both periods’ estimated effective tax rates were based upon an estimate of the full-year pretax result, relative to other components of the tax provision calculation, such as the exclusion of a portion of meals and entertainment expenses from tax return deductions.

Liquidity and Capital Resources

     The Company had $7,078,000 and $6,364,000 of cash and cash equivalents at September 30, 2002 and December 31, 2001, respectively. At September 30, 2002, the Company had working capital of $4,339,000. The Company’s long-term debt as a percentage of total capitalization (long-term debt, convertible redeemable preferred stock and common stockholders’ equity) was 9.0% at September 30, 2002, compared to 9.2% at December 31, 2001. Cash provided by operating activities totaling $2,248,000 for the nine months ended September 30, 2002 reflects a $1.3 million source of cash resulting from an increase in accounts payable and other accrued expenses due to the delay in payment of certain accounts payable following the September relocation of the Company’s corporate offices. Cash provided by operating activities totaling $403,000 for the nine months ended September 30, 2001 reflects the timing of the collections of accounts receivable in December 2000 as well as the payment of certain current liabilities in January 2001. Both factors resulted in significant uses of cash during the first quarter of 2001 and are reflected in the statement of cash flows for the nine months ended September 30, 2001 as net change in operating assets and liabilities.

     The Company has a credit agreement with a bank under which a term loan (the “Term Loan”) and a $10 million revolving credit facility (the “Revolving Facility”) are provided. The Term Loan, which originated in June 1997 upon the conversion of a $9 million secured credit facility, had a five-year term with a 20-year amortization schedule. In June 2001, the credit agreement was amended to extend the maturity date on the Term Loan to June 5, 2007. In June 2002, the credit agreement was amended to extend the commitment period for the Revolving Facility to July 1, 2004. The Term Loan and the Revolving Facility are secured by substantially all of the Company’s assets. Through June 4, 2002, interest on the Term Loan accrued at a variable rate based on the London Inter Bank Offered Rate (“LIBOR”) plus 1.25%. Effective June 5, 2002, interest on the Term Loan accrued at LIBOR plus 1.75%. The interest rate for the Revolving Facility is the applicable LIBOR plus 1.00% to 2.00%, depending on the Company’s funded debt ratio. The Company has the option to fix the applicable interest rate for up to twelve months by selecting LIBOR for one- to twelve- month periods as a base. As of September 30, 2002, there was $6.6 million outstanding on the Term Loan, and the Company’s one-month LIBOR-based borrowing rate was approximately 3.63%. As of September 30, 2002, there were no borrowings outstanding on the Revolving Facility. The termination of the A-B Distribution Agreement for any reason or the failure by the Company to perform any of its material obligations under the A-B Investment Agreement would constitute an event of default under the credit agreement and the bank may declare the entire outstanding loan balance immediately due and payable.

     The Company has required capital principally for the construction and development of its technologically advanced production facilities. To date, the Company has financed its capital requirements through cash flow from operations, bank borrowings and the sale of common and preferred stock. The Company expects to meet its future financing needs, including the advertising expenditures associated with the brand investment and co-operative advertising and promotion programs and working capital and capital expenditure requirements, through cash on hand, operating cash flow and, to the extent required and available, bank borrowings and offerings of debt or equity securities. However, there cannot be any guarantee that any additional financing will be available when needed or at commercially reasonable terms. Capital expenditures for the first nine months of 2002 totaled $420,000. Capital expenditures for 2002 are expected to total approximately $650,000.

     Since May 2000, the Board of Directors has authorized the repurchase of 1.5 million shares of the Company’s outstanding shares of common stock. In May 2000, the Board of Directors initially authorized the repurchase of up to 500,000 shares. Three subsequent resolutions were passed by the Board of Directors authorizing the repurchase of additional shares: in January 2001 for an additional 250,000 shares, in November 2001 for an additional 250,000 shares and in August 2002 for an additional 500,000 shares. During the nine-month period ended September 30, 2002, 345,500 shares of common stock were purchased in the open market for $746,000. As of September 30, 2002, a total of 1,113,000 shares of common stock had been purchased in the open market for an aggregate expenditure of $1,996,000. As of October 31, 2002, a total of 1,233,000 shares of common stock had been purchased in the open market for an aggregate expenditure of $2,234,000.

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

     Effect of Competition on Future Sales. The domestic market in which the Company’s craft beers are sold is highly competitive due to the proliferation of small craft brewers, including contract brewers, the increase in the number of products offered by such brewers, increased competition from wine, spirits and imported beers, the introduction of fuller-flavored products by major national brewers, and recent introductions of flavored alcohol beverages. While the Company’s sales volumes for 2000 and 2001 increased 7.6% and 4.9%, respectively, as compared to the corresponding prior year’s volumes, the Company did experience declining sales volumes ranging from 2.3% to 5.7% for the years 1997 through 1999. If the Company were to again experience negative sales trends, the Company’s future sales and results of operations would be adversely affected. The Company has historically operated with little or no backlog and, therefore, its ability to predict sales for future periods is limited.

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

     Variability of Gross Margin and Cost of Sales. The Company anticipates that its future gross margins will fluctuate and may decline as a result of many factors, including disproportionate depreciation and other fixed and semi-variable operating costs, depending on the level of production at the Company’s breweries in relation to current production capacity. The Company’s high level of fixed and semi-variable operating costs causes gross margin to be very sensitive to relatively small increases or decreases in sales volume. In addition, other factors that could affect cost of sales include changes in freight charges, the availability and prices of raw materials and packaging materials, the mix between draft and bottled product sales, the sales mix of various bottled product packages and Federal or state excise taxes. Also, as sales volumes through the Distribution Alliance increase, certain fees the Company must pay to A-B in connection with sales to A-B and other staging and administrative costs would increase.

     Advertising and Promotional Costs. Prior to June 1999 the Company had done very limited advertising. Based upon market and competitive considerations, the Company determined that a significant increase in advertising and promotion was appropriate. Accordingly, in June 1999 the Company began a brand investment program that significantly increased advertising and related costs. During 1999 and 2000, the Company primarily utilized radio, billboard and print advertising in select markets, while also participating, to a small degree, in co-operative advertising where the Company’s spending is matched dollar for dollar by the local distributor. In 2001 and 2002, the Company allocated a larger share of its advertising spending to its co-operative advertising and promotion program. The advertising investment is expected to continue for the foreseeable future with the objective of establishing or maintaining momentum towards capturing a larger share of the competitive craft beer market. This increased spending, as compared with spending levels prior to 1999, has significantly increased the Company’s selling, general and administrative expenses in 1999, 2000, 2001, and to a lesser extent, the first nine months of 2002, leading to increased losses and a reduction in stockholders’ equity. In addition, market and competitive considerations could require an increase in other promotional costs associated with developing existing and new markets.

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

     Dependence on Third-Party Distributors. The Company also relies heavily on non-Alliance third-party distributors for the sale of its products to retailers. The Company’s most significant non-Alliance wholesaler, K&L Distributors, Inc., that although not part of the Alliance is a distributor in the A-B distribution network, accounted for approximately 13% of the Company’s sales in the first nine months of 2002. Substantially all of the remaining sales volume is through the Distribution Alliance to wholesalers that are part of the A-B distribution network, most of which are independent wholesalers. A disruption of wholesalers’ or A-B’s ability to distribute products efficiently due to any significant operational problems, such as wide-spread labor union strikes, the loss of K&L Distributors as a customer, or the termination of the Distribution Alliance could have a material adverse impact on the Company’s sales and results of operations.

     Customer Acceptance, Consumer Trends and Public Attitudes. If consumers were unwilling to accept the Company’s products or if general consumer trends caused a decrease in the demand for beer, including craft beer, it could adversely impact the Company’s sales and results of operations. The alcohol beverage industry has become the subject of considerable societal and political attention in recent years due to increasing public concern over alcohol-related social problems, including drunk driving, underage drinking and health consequences from the misuse of alcohol. If beer consumption in general were to come into disfavor among domestic consumers, or if the domestic beer industry were subjected to significant additional governmental regulation, the Company’s sales and results of operations could be adversely affected.

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

     Income Tax Benefits. As of December 31, 2001, the Company had federal income tax net operating loss carryforwards (“NOL’s”) of $26.5 million, substantially all of which expire from 2012 through 2021. These NOL’s can generally be carried forward no more than 20 years to offset regular tax liabilities in future years. During 2002, the Company established a valuation allowance of $283,000, thereby reducing the income tax benefit recorded in its statements of operations. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically net operating tax loss carryforwards, that may expire before the Company is able to utilize the tax benefit. The Company reviews its deferred tax assets on a quarterly basis. To the extent that the Company is unable to produce adequate taxable income in the future, the Company may be required to cease recognition of additional tax benefits.

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

     The Company did not have any derivative financial instruments as of September 30, 2002.

ITEM 4. Controls and Procedures

     Within 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14c). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

     There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

The following exhibits are filed as part of this report.

None.

(b)	Reports on Form 8-K

None.

ITEMS 1, 2, 3, 4 and 5 of PART II are not applicable and have been omitted.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2002	REDHOOK ALE BREWERY, INCORPORATED
	BY:	/s/ David J. Mickelson

David J. Mickelson Executive Vice President, Chief Financial Officer and Chief Operating Officer
	BY:	/s/ Anne M. Mueller

Anne M. Mueller Controller and Treasurer, Principal Accounting Officer

CERTIFICATIONS

I, Paul S. Shipman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Redhook Ale Brewery, Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

BY:	/s/ Paul S. Shipman

Paul S. Shipman President and Chief Executive Officer

CERTIFICATIONS

I, David J. Mickelson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Redhook Ale Brewery, Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By:	/s/ David J. Mickelson

David J. Mickelson Executive Vice President, Chief Financial Officer and Chief Operating Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
(SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

     In connection with the Quarterly Report of Redhook Ale Brewery, Incorporated (the “Company”) on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Paul S. Shipman, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 14, 2002

BY:	/s/ Paul S. Shipman

Paul S. Shipman President and Chief Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
(SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

     In connection with the Quarterly Report of Redhook Ale Brewery, Incorporated (the “Company”) on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, David J. Mickelson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 14, 2002

BY:	/s/ David J. Mickelson

David J. Mickelson Executive Vice President, Chief Financial Officer and Chief Operating Officer