Form 10-K
period 2002-12-31
REDHOOK ALE BREWERY INC
filed 2003-03-28
CIK 892222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 0-26542

Redhook Ale Brewery, Incorporated

(Exact name of registrant as specified in its charter)

Washington	91-1141254
(State of incorporation)	(I.R.S. Employer Identification Number)

14300 NE 145th Street, Suite 210 Woodinville, Washington (Address of principal executive offices)	98072-9045 (Zip Code)

(425) 483-3232

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.005 Per Share

Rights to Purchase Common Stock

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☐         No ☑

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant (based on the closing price of such stock, as reported by The Nasdaq National Market, on June 30, 2002) was $10,776,817.(1)

     The number of shares of the registrant’s Common Stock outstanding as of March 14, 2003, was 6,254,446.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s Proxy Statement relating to the registrant’s 2003 Annual Meeting of Stockholders to be held on May 20, 2003, are incorporated by reference into Part III of this Report.

(1)	Excludes shares held of record on that date by directors and executive officers and greater than 10% shareholders of the registrant. Exclusion of such shares should not be construed to indicate that any such person directly or indirectly possesses the power to direct or cause the direction of the management of the policies of the registrant.

REDHOOK ALE BREWERY, INCORPORATED

FORM 10-K

i

PART I.

Item 1.     Business

      Redhook Ale Brewery, Incorporated (“Redhook” or the “Company”) is one of the leading brewers of craft beers in the United States and has been at the forefront of the domestic craft brewing segment since the Company’s formation in 1981. Redhook produces its specialty bottled and draft products in two technologically advanced, Company-owned breweries, one in the Seattle suburb of Woodinville, Washington (the “Woodinville Brewery”) and the other in Portsmouth, New Hampshire (the “Portsmouth Brewery”). By operating its own small-batch breweries, the Company believes it is better able to control the quantities, types and flavors of beer produced, while optimizing the quality and consistency of its products. Management believes that the Company’s significant production capacity is of high quality and that Redhook is the only domestic craft brewer that owns and operates substantial production facilities in both a western region and eastern region of the United States.

      The Company currently produces nine styles of beer, marketed under distinct brand names. The Company’s flagship brand is Redhook E.S.B., and its other principal products include Redhook India Pale Ale, Redhook Blonde Ale, Blackhook Porter, Redhook Hefe-weizen, Chinook Copper Ale, and its seasonal offerings Winterhook, Redhook Sunrye Ale and Redhook Nut Brown Ale. In addition to its principal products, the Company periodically develops and markets new products to test and measure consumer response to varying styles and flavors. The Company distributed its products through a network of third-party wholesale distributors and a long-term distribution alliance with Anheuser-Busch, Incorporated (“A-B”) (the “Distribution Alliance” or the “Alliance”) in 48 states as of December 31, 2002.

Industry Background

      The Company is a leader in the relatively small craft brewing segment of the U.S. brewing industry. Craft beers are distinguishable from other domestically produced beers by their fuller flavor and adherence to traditional European brewing styles. Although industry information for 2002 is not yet available, shipments of beer in the craft beer segment in 2000 and 2001 were approximately 3% of total beer shipped in the United States according to industry sources. Approximately 6.16 million barrels and 6.24 million barrels were shipped in the U.S. by the craft beer segment in 2000 and 2001, respectively, while total beer sold in the U.S., including imported beer, was approximately 199.2 million and 200.5 million barrels during the same years. The Company believes that the craft beer segment’s 2002 market share is substantially unchanged. While the segment’s volume growth has slowed significantly in recent years, the number of craft brewers in the U.S. has grown dramatically, from 627 at the end of 1994 to approximately 1,330 as of November 2002.

      In the early 1900s, the U.S. brewing industry was comprised of nearly 2,000 breweries, most of which were small operations that produced distinctive beers for local markets. Fewer than 1,000 of these breweries reopened following Prohibition. During the ensuing decades, the beer industry concentrated its resources on marketing less distinctive styles of beer (principally pale lagers and pilsners) for various reasons, including: to please the broadest possible segment of the population; to benefit from economies of scale; to facilitate mass production techniques; to lower costs and lighten flavor profiles through the use of more corn, rice and other adjuncts and less barley; to prolong shelf-life through the use of pasteurization processes; and to take advantage of mass-media advertising whereby the brewer could market a few major brand names on a national basis. At the same time the beer industry was narrowing its product offerings to compete more effectively, there was also extensive consolidation occurring in the industry. According to industry sources, the three largest domestic brewers accounted for approximately 81% of total beer shipped in the United States, including imports, in 2001.

      Annual per capita domestic beer consumption declined from the highs experienced in the early 1980s, a result of an elevated concern over health and safety issues, changing tastes, and affluence and consumption attitudes of a maturing generation of beer drinkers born after World War II. A growing number of consumers began to migrate away from the major domestic products toward a broader taste and variety in their malt beverages, mirroring similar trends in other beverage and cuisine categories. Foreign brewers initially benefited from these evolving consumption patterns. Some of the principal European, Canadian and Mexican imported beers offered a fuller-flavored alternative to the national brands produced in the United States, despite also being produced by large brewers.

      By the latter half of the 1980s, a substantial new domestic industry segment had developed in response to the increasing consumer demand for specialty beers. Across the country, a proliferation of regional specialty brewers (annually selling more than 15,000 barrels but less than 2.0 million barrels of craft beer brewed at their own facilities), contract brewers (selling craft beer brewed by a third party to the contract brewer’s specifications), microbreweries (selling less than 15,000 barrels per year), and brewpubs (combination restaurant-breweries) emerged to form the craft beer industry. This new segment was able to deliver the fuller flavored products presented by the imported beers while still offering a fresher product and one that could appeal to local taste preferences. The strength of consumer demand has enabled certain craft brewers, such as the Company, to evolve from microbreweries into regional and national specialty brewers by constructing larger breweries while still adhering to the traditional European brewing methods that characterize the craft brewing segment. Other craft brewers have sought to take advantage of growing consumer demand and excess industry capacity by contract brewing at underutilized facilities.

      The growth that occurred in the last half of the 1980’s and early 1990’s in the craft beer segment has been slowed by the recent success of the larger specialty category in which the craft beer segment competes. Specialty beverages include imported beers, fuller-flavored products produced by national domestic brewers, and the newest segment of flavored alcohol beverages. Imported products from foreign brewers have enjoyed a resurgence in demand since the mid-1990’s. Certain national domestic brewers have also sought to appeal to this growing demand for craft beers by producing their own fuller-flavored products. Introductions of flavored alcohol beverages in 2001 and 2002 have delivered initial success. Industry sources generally believe that the consumers of flavored alcohol beverages correlate closely with the consumers of the import and craft beer products.

Business Strategy

      The Company’s principal business objective is to be the leading brewer of craft beers in the United States. Redhook seeks to achieve this objective by competing with high quality products that are marketed responsibly and sold through a world-class distribution system, resulting in further penetration of existing markets. The central elements of the Company’s business strategy include:

      Production of High-Quality Craft Beers. The Company is committed to the production of a variety of distinctive, flavorful craft beers. The Company brews its craft beers according to traditional European brewing styles and methods, using only high-quality ingredients and technologically advanced brewing equipment. The Company does not intend to compete directly in terms of production style, pricing or extensive mass-media advertising typical of large national brands.

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

      Operation of Regional Brewing Facilities. Management believes that, by locating its production facilities in proximity to the key regional markets it serves, the Company is able to enjoy distinct competitive advantages, including shortened delivery times to maximize product freshness, reduced shipping costs, established brand awareness of the Company’s products, and enhanced familiarity with local consumer tastes leading to the Company’s ability to offer select products appealing to those regional preferences. By pursuing this strategy, Redhook believes that it will be able to preserve its reputation and prestige as a regional craft brewer.

      Advertising and Promotion of Products. The Company promotes its products through advertising in select markets, a co-operative advertising and promotion program with its wholesalers, training and education of wholesalers and retailers, promotions at local festivals, venues, and pubs, and utilization of its own pubs. In 1999, after having never participated in any significant advertising programs, the Company began a brand investment program that significantly increased advertising and related costs. During 1999 and 2000, the Company primarily utilized radio, billboard and print advertising in select markets, while also participating, to a small degree, in co-operative advertising where the Company’s spending is matched dollar for dollar by the local distributor. In 2001, the Company allocated a larger share of its advertising spending to its co-operative advertising and promotion program. In 2002, the Company continued its co-operative advertising and promotion program while reducing even further those advertising expenditures where the Company funded the entire program. The Company also markets its products to distributors, retailers and consumers through a variety of specialized training and promotional methods. The Company actively trains its distributors and retailers in understanding the brewing process, the craft beer segment and Redhook products. Promotional methods include introducing Redhook products on draft in pubs and restaurants, using promotional items including tap handles, glassware and coasters, and participating in local festivals and sports venues to increase brand name recognition. In addition, the Company’s prominently located breweries feature pubs and retail outlets and offer guided tours to further increase consumer awareness of Redhook.

Products

      The Company produces a variety of styles of full-flavored craft beers using traditional European brewing methods. The Company brews its beers using only high-quality hops, malted barley, wheat, rye and other natural ingredients, and does not use any rice, corn, sugar, syrups or other adjuncts. The Company’s beers are marketed on the basis of freshness and distinctive flavor profiles. To help maintain full flavor, the Company’s products are not pasteurized. As a result, it is appropriate that they be kept cool so that oxidation and heat-induced aging will not adversely affect the original taste, and that they be distributed and served as soon as possible, generally within three months after packaging to maximize freshness and flavor. The Company distributes its products only in glass bottles and kegs, and its products are freshness dated for the benefit of consumers.

      The Company presently produces nine principal brands, each with its own distinctive combination of flavor, color and clarity:

      Redhook E.S.B. The Company’s flagship brand, Redhook E.S.B., which accounted for approximately 59% of the Company’s sales in 2002, is a full, rich, well-rounded, amber-colored ale with a sweet toasted malt flavor balanced by a pleasant floral liveliness derived from Tettnang hops.

      Redhook India Pale Ale. A premium English, pub-style bitter ale, Redhook IPA is pale and aggressively hopped, has a brassy color imparted by caramelized malt, an herbal aroma characteristic of Northwest Cascade hops, and a crisp finish.

      Redhook Blonde Ale. A delicious, thirst-quenching golden ale. The combination of lightly roasted barley, subtle hops, and a touch of wheat creates perfectly balanced and distinctively drinkable ale. Formerly Redhook’s summer seasonal ale, Blonde Ale is now available year-round.

      Blackhook Porter. A London-style porter, Blackhook has an ebony tone, a pleasant “toasted” character produced by highly roasted black barley, and a dark malt flavor suggesting coffee and chocolate, balanced by lively hopping.

      Redhook Hefe-weizen. This wheat beer is unfiltered and named Hefe-weizen, which means “wheat beer with yeast.” Leaving the yeast in, instead of filtering it out, accentuates the wheat flavor and adds visual appeal and distinction.

      Chinook Copper Ale. Brewed in small batches exclusively for the Northwest, it is unfiltered so beer drinkers can enjoy the full flavor characteristics. Chinook Copper is appetizingly fruity with light maltiness and a very pleasant piney hint in the aroma. It has a beautiful opalescence from a small amount of yeast suspended in the beer.

      Winterhook. A rich, seasonal holiday ale formulated specially each year for cold-weather enjoyment, Winterhook typically is deep in color and rich in flavor, with complex flavors and a warm finish. Winterhook is available during fall and winter months.

      Redhook Sunrye Ale. Gently roasted barley, delicate hops and just a touch of rye combine for a very balanced beer. Slightly unfiltered to exude a pearl glow, Sunrye is the new member of the Redhook seasonal selection and is styled for warm weather refreshment. Sunrye will be available from April through September.

      Redhook Nut Brown Ale. A malty ale with a hint of sweetness in the finish. The combination of six barley malts and two hop varieties results in a surprisingly smooth, well-balanced dark beer. Nut Brown Ale is available during the late winter and early spring.

      In an effort to be responsive to varying consumer style and flavor preferences, the Company also periodically engages in the development and testing of new products. The Company believes that the continued success of craft brewers will be affected by their ability to be innovative and attentive to consumer desires for new and distinctive taste experiences while maintaining consistently high product quality. The Company’s technologically advanced breweries allow it to produce small-batch experimental ales within three weeks. Experimental products are periodically developed and typically produced in draft form only for on-premise test marketing at the Company’s pubs and selected retail sites. If the initial consumer reception of an experimental brew is sufficiently positive, then its taste and formula are refined, as necessary, and a new Redhook brand may be created. Redhook India Pale Ale, Redhook Nut Brown Ale, and Redhook Blonde Ale are examples of products that were developed in this manner.

      In January 2003, the Company entered into a licensing agreement with Widmer Brothers Brewing Company to produce and sell the Widmer Hefeweizen brand in states east of the Mississippi River. Brewing of this product, which began in February 2003, will be conducted at the Portsmouth Brewery under the supervision and assistance of Widmer’s brewing staff to insure their brand’s quality and matching taste profile. The term of this agreement is for five years, with an additional one-year automatic renewal unless either party elects to terminate the arrangement. The agreement may be terminated by either party at any time without cause pursuant to 150 days notice. The agreement may be terminated for cause by either party under certain conditions. During the term of this agreement, Redhook will not brew, advertise, market, or distribute any product that is labeled or advertised as a “Hefeweizen” or any similar product in the agreed upon eastern territory, once the existing Redhook Hefe-weizen business is transitioned to Widmer’s Hefeweizen. This transition may take up to one year. This agreement, for the Eastern United States only, is expected to increase capacity utilization and strengthen the Company’s product portfolio. The Company does not expect that it will have a material impact the Company’s sales or results of operations. In the Western United States, Redhook and Widmer Brothers Brewing Company remain competitors in the highly competitive craft beer market.

Brewing Operations

      The Brewing Process. Beer is made primarily from four natural ingredients: malted grain, hops, yeast and water. The grain most commonly used in brewing is barley, owing to its distinctive germination characteristics that make it easy to ferment. The Company uses the finest barley malt, typically using strains of barley having two rows of grain in each ear. A wide variety of hops may be used to add seasoning to the brew; some varieties best confer bitterness, while others are chosen for their ability to impart distinctive aromas to the beer. Nearly all the yeasts used to induce or augment fermentation of beer are of the species Saccharomyces cerevisiae, which includes both the top-fermenting yeasts used in ale production and the bottom-fermenting yeasts associated with lagers.

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

      Brewing Equipment. The Company uses only technologically advanced and highly automated small-batch brewing equipment. The Woodinville Brewery employs a 100-barrel mash tun; lauter tun; wort receiver; wort kettle; whirlpool kettle; five 70,000-pound, one 35,000-pound and two 25,000-pound grain silos; two 100-barrel, fifty-four 200-barrel, and ten 600-barrel fermenters; and two 300-barrel and four 400-barrel bright tanks. The Portsmouth Brewery employs a 100-barrel mash tun; lauter tun; wort receiver; wort kettle; whirlpool kettle; three 70,000-pound and two 35,000-pound grain silos; nine 100-barrel and sixteen 400-barrel fermenters; two 200-barrel and two 400-barrel bright tanks; and an anaerobic waste-water treatment facility which completes the process cycle. During the first half of 2003, the Portsmouth Brewery will place in service two 200-barrel and two additional 400-barrel fermenters. Both breweries use advanced microfiltration technology, including a diatomaceous earth pad filter, which can extend product shelf life by eliminating unwanted yeast.

      Bottling and Kegging. The Company packages its craft beers in both bottles and kegs. Both of the Company’s breweries have fully automated, technologically advanced bottling and keg lines. The bottle filler at both breweries utilizes a carbon dioxide environment during bottling that is designed to ensure that minimal oxygen is dissolved in the beer, thereby extending product shelf life.

      Quality Control. The Company monitors production and quality control of both of its breweries with central coordination at the Woodinville Brewery. Both the Woodinville and Portsmouth breweries have an on-site laboratory where microbiologists and lab technicians supervise on-site yeast propagation, monitor product quality, test products, measure color and bitterness, and test for oxidation and unwanted bacteria. The Company also regularly utilizes outside laboratories for independent product analysis.

      Ingredients and Raw Materials. The Company currently purchases a significant portion of its malted barley from a single supplier and its premium-quality select hops, grown in the Pacific Northwest, from competitive sources. The Company periodically purchases small lots of European hops, which it uses to achieve a special hop character in certain of its beers. In order to ensure the supply of the hop varieties used in its products, the Company enters into supply contracts for its hop requirements. The Company anticipates that it will experience cost increases for certain raw materials in 2003, the most significant of which will be malted barley, as a result of a very poor 2002 worldwide harvest. Redhook believes that alternate sources of comparable quality malted barley and hops are available although there is no assurance that pricing would be competitive with current arrangements. The Company currently cultivates its own Saccharomyces cerevisiae yeast supply and maintains a separate, secure supply in-house. The Company has access to multiple competitive sources for packing materials, such as bottles, labels, six-pack carriers, crowns and shipping cases. The Company anticipates that its packaging costs may increase in 2003 as a result of an apparent increase in demand for glass.

Product Distribution

      Redhook’s products are available for sale directly to consumers in draft and bottles at restaurants, bars and liquor stores, as well as in bottles at supermarkets, warehouse clubs and convenience stores. Like substantially all craft brewers, the Company’s products are delivered to these retail outlets through a network of local distributors whose principal business is the distribution of beer and, in some cases, other alcoholic beverages, and who traditionally have local distribution relationships with one or more national beer brands. The Company, together with its distributors, markets its products to retail outlets and relies on its distributors to provide regular delivery to retailers, to maintain retail shelf space and to oversee timely rotation of inventory to ensure the freshness of its products. The Company also offers its products directly to consumers at the Company’s two on-premise retail establishments, the Forecasters Public House in Woodinville, Washington and the Cataqua Public House in Portsmouth, New Hampshire.

      In October 1994, the Company entered into the Distribution Alliance with A-B pursuant to which Redhook began distributing its products, for any new markets entered, exclusively through A-B’s wholesale distribution network. If the A-B distributor in the market does not agree to carry the Company’s products, the Company may select a non-A-B distributor for that territory. The exclusivity provisions of the A-B Distribution Agreement do not apply to territories where distribution arrangements with non-Alliance distributors existed prior to formation of the Distribution Alliance until such arrangements expire. During 1996, Redhook changed distribution of its products in substantially all of the significant markets previously served by non-A-B wholesalers to distribution through the Alliance.

      Prior to establishing the Alliance with A-B, the Company distributed its products regionally through distributors, many of which were part of the A-B distribution network, in eight western states: Washington, California (northern), Oregon, Idaho, Montana, Wyoming, Colorado and Alaska. The Company’s most significant non-Alliance wholesaler is K&L Distributors, Inc., which although not part of the Alliance is a distributor in the A-B distribution network and responsible for distribution of the Company’s products in most of King County, Washington, including Seattle. K&L Distributors, Inc. accounted for approximately 13%, 14% and 16% of total sales in 2002, 2001 and 2000, respectively. As of December 31, 2002, the Company had 19 non-Alliance distributors. The Company expects the percentage of sales represented by non-Alliance distributors to continue to decline as the Company expands its sales through the Alliance.

      A-B, whose products accounted for approximately 49.2% of total beer shipped by volume in the U.S., including imports, in 2002, distributes its products throughout the United States through a network of over 600 wholesale distributors, most of whom are geographically contiguous and independently owned and operated. The Company believes that the typical A-B distributor is financially stable and has both a long-standing presence and a substantial market share of beer sales in its territory.

      Redhook chose to align itself with A-B through the Alliance as an integral part of its growth strategy, and to provide access to quality distribution throughout the United States. Redhook was the first and is the largest independent craft brewer to have a formal distribution agreement with a major U.S. brewer. The Company believes that access to A-B’s distribution network enabled it to enter targeted new markets more rapidly and with more thorough penetration of the available customer base in the territory. The Distribution Alliance allowed the Company to retain control over the selection and timing of new market introductions. The Company believes that the existence of the Alliance, presentations by Redhook’s management at A-B’s distributor conventions, A-B communications about Redhook in printed distributor materials, and A-B-supported opportunities for Redhook to educate A-B distributors about its specialty products result in increased awareness of and demand for Redhook products among A-B’s distributors.

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

      The Company’s products were distributed in 48 states at the end of 2002. In 2002, the Company shipped its products to 532 Alliance distribution points, accounting for approximately 71% of the Company’s sales volume. In addition, sales through wholesalers that are part of the A-B distribution network but that are not part of the Alliance accounted for an additional 24% of the Company’s sales volume in 2002.

      Under the Alliance, the Company is responsible for marketing its products to A-B’s distributors, as well as to retailers and consumers. The A-B distributors then place orders with the Company, through A-B, for Redhook products. The Company separately packages and ships the orders in refrigerated trucks to the A-B distribution center nearest to the distributor or, under certain circumstances, directly to the distributor. Generally, the Company sells its products to A-B at the same list prices the Company charges non-Alliance distributors in the respective markets, but it must pay A-B certain fees in connection with sales to A-B. Such fees are determined by a formula that effectively reduces the total gross profit margin earned on sales to A-B. However, management believes that the benefits of the Alliance, particularly the potential for increased sales volume, and efficiencies in delivery, state reporting and licensing, billing and collections created by the Alliance are significant to the Company’s business.

      Under the Alliance, the Company has granted A-B the first right to distribute Redhook products in the United States and Mexico, except in those territories already subject to distribution agreements with non-

Alliance distributors, in which case such right does not commence until the existing arrangements expire. A-B additionally has a first right to distribute new Redhook products in non-Alliance territories. If A-B were to agree to distribute the products of any U.S.-based small brewer (producing or distributing less than 1 million barrels annually) in areas where the Company’s products are distributed without the Company’s approval, the Alliance fee on sales of Redhook products in such areas would be substantially reduced.

Sales and Marketing

      The Company promotes its products through a co-operative advertising and promotion program with its wholesalers; media advertising in select markets; training and education of wholesalers and retailers; promotions at local festivals, venues, and pubs; utilization of its two breweries; and price discounting.

      The Company has participated in advertising programs to varying degrees over the past five years. Prior to 1999, the Company engaged in very limited advertising to market its products. In order to increase brand awareness and capture a larger share of the fragmented craft beer market, the Company determined that a significant increase in spending on advertising and promotion was necessary. In 1999 and 2000, the Company primarily utilized radio, billboard and print advertising in key markets, while also participating to a smaller degree in a co-operative program with its distributors. In 2001 and 2002, the Company allocated a larger share of its advertising spending to this co-operative program whereby the Company’s spending is matched dollar for dollar by the distributor. The Company believes that the financial commitment as well as the distributor’s knowledge of the local market result in an advertising and promotion program that is targeted in a manner that will best promote Redhook. Expenditures for the co-op program and media advertising program totaled $2.6 million and $1.9 million in 2001 and 2002, respectively. This increased advertising spending has significantly increased the Company’s selling, general and administrative expense since 1998, leading to increased losses and a reduction in stockholders’ equity. The Company expects to continue to participate in the co-op advertising and promotion program and limited media advertising in select markets in 2003. Market and competitive considerations could require an increase in other promotional costs associated with developing existing and new markets.

      The Company’s sales and marketing staff offers education, training and other support to wholesale distributors of the Company’s products. Because the Company’s wholesalers generally also distribute much higher volume national beer brands and commonly distribute other specialty brands, a critical function of the sales and marketing staff is to elevate each distributor’s awareness of the Company’s products and to retain the distributor’s interest in promoting increased sales of these products. This is accomplished primarily through personal contact with each distributor, including on-site sales training, educational tours of the Company’s breweries, and promotional activities and expenditures shared with the distributors. The Company’s sales representatives also provide other forms of support to wholesale distributors, such as direct contact with restaurant and grocery chain buyers, direct involvement in the design of grocery store displays, stacking and merchandising of beer inventory and supply of point-of-sale materials.

      The Company’s sales representatives devote considerable effort to the promotion of on-premise consumption at participating pubs and restaurants. The Company believes that educating retailers about the freshness and quality of the Company’s products will in turn allow retailers to assist in educating consumers. The Company considers on-premise product sampling and education to be among its most effective tools for building brand identity with consumers and establishing word-of-mouth reputation. On-premise marketing is also accomplished through a variety of other point-of-sale tools, such as neon signs, tap handles, coasters, table tents, banners, posters, glassware and menu guidance. The periodic distribution of the Company’s experimental products in limited quantities to select pubs and restaurants is another example of on-premise marketing designed to increase consumer awareness. The Company seeks to identify its products with local markets by participating in or sponsoring cultural and community events, local music and other entertainment venues, local craft beer festivals and cuisine events, and local professional sporting events.

      The Company’s breweries also play a significant role in increasing consumer awareness of the Company’s products and enhancing Redhook’s image as a craft brewer. Many visitors take tours at the Company’s breweries. Both of the Company’s breweries have a retail pub on-site where the Company’s products are served. In addition, the breweries have meeting rooms that the public can rent for business meetings, parties and holiday events, and that the Company uses to entertain and educate distributors, retailers and the media about the Company’s products. See Item 2. “Properties.” The Company also sells various items of apparel and memorabilia bearing the Company’s trademarks at its pubs, which creates further awareness of the Company’s beers and reinforces the Company’s quality image.

      To further promote retail bottled product sales and in response to local competitive conditions, the Company regularly offers “post-offs,” or price discounts, to distributors in most of its markets. Distributors and retailers usually participate in the cost of these price discounts.

Seasonality

      Sales of the Company’s products are somewhat seasonal, with the first and fourth quarters historically being the slowest and the rest of the year showing stronger sales. The volume of sales may also be affected by weather conditions. Because of the seasonality of the Company’s business, results for any one quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Competition

      The Company competes in the highly competitive craft brewing market as well as in the much larger specialty beer market, which encompasses producers of import beers, major national brewers that have introduced fuller-flavored products, and large spirit companies and national brewers that have recently introduced flavored alcohol beverages. See “Industry Background.”

      Competition within the domestic craft beer segment and the specialty beer market is based on product quality, taste, consistency and freshness; ability to differentiate products; promotional methods and product support; transportation costs; distribution coverage; local appeal; and price.

      The craft beer segment is highly competitive due to the proliferation of small craft brewers, including contract brewers, and the increase in the number of products offered by such brewers. Because the number of participants and number of different products offered in this segment have increased significantly in recent years, the competition for bottled product placements and especially for draft beer placements has intensified. As the Company has expanded its distribution network outside the Pacific Northwest region, and as other craft brewers have expanded their distribution to the Pacific Northwest, Redhook has encountered increasing competition from microbreweries, from other regional specialty brewers such as Sierra Nevada Brewing Company and New Belgium Brewing Company, as well as from contract brewers such as Boston Beer Company. Although certain of these competitors distribute their products nationally and may have greater financial and other resources than the Company, management believes that the Company possesses certain competitive advantages, including its technologically advanced, Company-owned production facilities and distribution through the Alliance.

      A significant portion of the Company’s sales continues to be in the Pacific Northwest region, which the Company believes is one of the most competitive craft beer markets in the United States, both in terms of number of market participants and consumer awareness. Since 1997, the Company has experienced a decline in sales volume in Washington State, the Company’s largest market, of approximately 3.7%. As this market matures, the Company expects to face increased competition, both from increased product introductions and aggressive price promotions.

      In response to the growth of the craft beer segment, most of the major domestic brewers have introduced fuller-flavored beers. While these product offerings are intended to compete with craft beers, many of them are brewed according to methods used by the major national brewers. Although increased participation of the major national brewers increases competition for market share and can heighten price sensitivity within the craft beer segment, the Company believes that their participation will tend to increase advertising, distribution and consumer education and awareness of craft beers, and thus may contribute to further growth of this industry segment.

      The Company also competes against producers of imported beers, such as Bass, Becks, Heineken, and Modelo (Corona). Most of these foreign brewers have significantly greater financial resources than the Company. Although imported beers currently account for a much greater share of the U.S. beer market than craft beers, the Company believes that craft brewers possess certain competitive advantages over some importers, including lower transportation and no importation costs, proximity to and familiarity with local consumers, a higher degree of product freshness, eligibility for lower federal excise taxes and absence of currency fluctuations.

      In 2001 and 2002, several major distilled spirits producers and national brewers introduced flavored alcohol beverages, also referred to as malternative beverages. These products, such as Smirnoff Ice, Sky Blue, Bacardi Silver and Mike’s Hard Lemonade, have initially demonstrated strong sales and appear to have experienced favorable results in drawing overlapping consumers away from imports and craft beers. While recent reports indicate that sales of some of these products appear to have leveled off or even declined slightly, flavored alcohol beverages, in general, continue to be supported by significant advertising spending. The producers of many of these products have significantly greater financial resources than the Company. The success of the flavored alcohol beverages will likely subject the Company to increased competition.

Regulation

      The Company’s business is highly regulated at federal, state and local levels. Various permits, licenses and approvals necessary to the Company’s brewery and pub operations and the sale of alcoholic beverages are required from various agencies, including the U.S. Treasury Department, Bureau of Alcohol, Tobacco and Firearms (the “BATF”); the United States Department of Agriculture; the United States Food and Drug Administration; state alcohol regulatory agencies in the states in which the Company sells its products; and state and local health, sanitation, safety, fire and environmental agencies. In addition, the beer industry is subject to substantial federal and state excise taxes, although the Company benefits from favorable treatment granted to brewers producing less than 2 million barrels per year.

      Management believes that the Company currently has all licenses, permits and approvals necessary for its current operations. However, existing permits or licenses could be revoked if the Company were to fail to comply with the terms of such permits or licenses, and additional permits or licenses could be required in the future for the Company’s existing or expanded operations. If licenses, permits or approvals necessary for the Company’s brewery or pub operations were unavailable or unduly delayed, or if any such permits or licenses were revoked, the Company’s ability to conduct its business could be substantially and adversely affected.

     Alcoholic Beverage Regulation and Taxation

      Both of the Company’s breweries and pubs are subject to licensing and regulation by a number of governmental authorities. The Company operates its breweries under federal licensing requirements imposed by the BATF. The BATF requires the filing of a “Brewer’s Notice” upon the establishment of a commercial brewery. In addition, commercial brewers are required to file an amended Brewer’s Notice every time there is a material change in the brewing process or brewing equipment, change in the brewery’s location, change in the brewery’s management or a material change in the brewery’s ownership. The Company’s operations are subject to audit and inspection by the BATF at any time.

      In addition to the regulations imposed by the BATF, the Company’s breweries are subject to various regulations concerning retail sales, pub operations, deliveries and selling practices in states in which the Company sells its products. Failure of the Company to comply with applicable federal or state regulations could result in limitations on the Company’s ability to conduct its business. The BATF’s permits can be revoked for failure to pay taxes, to keep proper accounts, to pay fees, to bond premises, or to abide by federal alcoholic beverage production and distribution regulations, or if holders of 10% or more of the Company’s equity securities are found to be of questionable character. Permits from state regulatory agencies can be revoked for many of the same reasons.

      The U.S. federal government currently imposes an excise tax of $18 per barrel on beer sold for consumption in the United States. However, any brewer with production under 2 million barrels per year instead pays federal excise tax in the amount of $7 per barrel on the first 60,000 barrels it sells annually. While the Company is not aware of any plans by the federal government to reduce or eliminate this benefit to small brewers, any such reduction in a material amount could have an adverse effect on the Company. In addition, the Company would lose the benefit of this rate structure if it exceeded the 2 million barrel production threshold. Individual states also impose excise taxes on alcoholic beverages in varying amounts, which have also been subject to change. It is possible that excise taxes will be increased in the future by both the federal government and several states. In addition, increased excise taxes on alcoholic beverages have in the past been considered in connection with various governmental budget-balancing or funding proposals. Any such increases in excise taxes, if enacted, could adversely affect the Company.

      In early 2003, a bill was introduced in Washington State to increase the excise tax paid on beer sales in Washington State, the Company’s largest market, by approximately 400%. Washington State regulations currently require beer taxes to be paid by Washington State distributors. If such a tax were enacted and if Washington State distributors were to pass the cost of this tax onto consumers in the form of higher pricing, it could negatively impact demand for the Company’s products, leading to decreased sales. If the Company were to determine that it was necessary to absorb all or a portion of the tax and consequently reduced the price charged to the distributor, it could have a negative impact on results of operations for the Company. The bill is currently being considered in the Committee on Finance of the Washington State House of Representatives.

     State and Federal Environmental Regulation

      The Company’s brewery operations are subject to environmental regulations and local permitting requirements and agreements regarding, among other things, air emissions, water discharges and the handling and disposal of wastes. While the Company has no reason to believe the operations of its facilities violate any such regulation or requirement, if such a violation were to occur, or if environmental regulations were to become more stringent in the future, the Company could be adversely affected.

     Dram Shop Laws

      The serving of alcoholic beverages to a person known to be intoxicated may, under certain circumstances, result in the server’s being held liable to third parties for injuries caused by the intoxicated customer. The Company’s pubs have addressed this concern by establishing early closing hours and regularly scheduled employee training. Large uninsured damage awards against the Company could adversely affect the Company’s financial condition.

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

     A-B Distribution Agreement

      The A-B Distribution Agreement has a stated term of 20 years, but is subject to earlier termination

(i)	by either party without cause on December 31, 2004;

(ii)	by either party upon an uncured material breach by the other party of certain provisions of the Series B Preferred Stock, the A-B Investment Agreement, the A-B Distribution Agreement or certain related A-B investment documents, or upon the insolvency of the other party;

(iii)	by A-B upon

(a)	acquisition by another large alcoholic beverage competitor of 10% or greater equity ownership of the Company and a seat on the Company’s Board of Directors; or

(b)	a deterioration of the Company’s financial condition that results from a change in ownership of the Company and materially adversely affects its ability to perform under the A-B Distribution Agreement; or

(iv)	by A-B following

(a)	any action by the Company that in A-B’s sole determination damages the reputation or image of A-B or the brewing industry (for example, production of a high-alcohol beer, defamation of A-B or its products or contamination of the Company’s products, but not poor operating results, an unsuccessful product introduction or competition with A-B’s products);

(b)	any acquisition of, agreement to acquire, or institution of a tender or exchange offer to acquire a percentage of the Company’s equity securities equal to or greater than that held by A-B;

(c)	certain agreements pursuant to which the Company would merge into or consolidate with another corporation or sell substantially all of its assets or certain of its trademarks; or

(d)	the failure to appoint a successor acceptable to A-B in the event Paul S. Shipman ceases to function as the Company’s Chief Executive Officer.

      The term “Extraordinary Termination” refers to the termination by A-B of the A-B Distribution Agreement for any of the reasons described under clause (iv) above.

      In the event that the A-B Distribution Agreement is terminated on or before December 31, 2004, under the circumstances described in (i), (iii) or (iv) above, or by A-B under the circumstances described in (ii) above, the terms of the Series B Preferred Stock held by A-B pursuant to the A-B Investment Agreement (see A-B Investment Agreement below) require the mandatory redemption of the Series B Preferred Stock on December 31, 2004, at a redemption price equal to $12.61 per share (approximately $16.3 million in the aggregate), plus an amount equal to accumulated and unpaid dividends thereon, if any. The terms of the Series B Preferred Stock further provide that, if at the time of the mandatory redemption the Company has insufficient legally available funds to redeem all shares of Series B Preferred Stock, then all funds that are legally available must be used to redeem Series B Preferred Stock. At any time thereafter when additional funds of the Company become legally available, such funds must be immediately used to redeem shares of Series B Preferred Stock. The Company would not be legally able to redeem shares of Series B Preferred Stock if, after giving effect to such redemption, the Company would not be able to pay its debts when due in the usual course of business or the Company’s total assets would be less than the sum of its total liabilities. Notice of intention to terminate the Distribution Agreement must be made by the party electing to do so no less than six months prior to the termination date.

      The termination of the A-B Distribution Agreement for any reason or the failure by the Company to perform any of its material obligations under the A-B Investment Agreement would also constitute an event of default under the Company’s bank credit agreement. Upon default, the bank may declare the entire outstanding term loan balance immediately due and payable. If the loan balance became due and payable, such payment would have seniority over the redemption of the Series B Preferred Stock. If this were to occur, it would be unlikely that the Company could satisfy its obligations under the term loan. In all events, unless additional capital were raised, the Company would not have sufficient liquidity to satisfy both its obligation under the term loan and its obligation to redeem the Series B Preferred Stock. The Company could seek to refinance its term loan with one or more banks or obtain additional equity capital, however, there can be no assurance the Company would be able to access additional capital to meet its needs or that such additional capital would be at commercially reasonable terms.

      If the A-B Distribution Agreement were terminated early as described above, it would be extremely difficult for the Company to rebuild its distribution network without a severe negative impact on the

Company’s sales and results of operations. The mandatory redemption would also have a material adverse effect on the financial position and cash flows of the Company. It is likely that the Company would need to raise funds to fund the development of the new distribution network where possible and continue operations as it uses legally available funds to pay for the redemption of the Series B Preferred Stock. There cannot be any guarantee that the Company would be able to successfully rebuild all, or part, of its distribution network or that any additional financing would be available when needed, either from the current or a replacement bank or from the capital markets, or that any such financing would be on commercially reasonable terms. If the Distribution Agreement were terminated, the Company’s ability to remain a going concern would be uncertain.

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

      A-B Purchase and Transfer Restrictions. The A-B Investment Agreement provides that, to the extent A-B’s ownership exceeds 30% of the outstanding shares of Common Stock, calculated on a Fully Diluted Basis, as a result of a rights offering, A-B will, in certain circumstances, take steps to divest itself of such shares no later than the later of (i) one year from the date of such purchase or acquisition and (ii) the earliest period in which such shares may be sold pursuant to Rule 144 under the Securities Act of 1933, as amended.

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

      A-B Board Representation. Under the A-B Investment Agreement, A-B has the right to designate a number of nominees based on its percentage ownership, but not less than two, so long as A-B holds at least 20% of the Common Stock on a Fully Diluted Basis (which number will be rounded up to the next highest whole number if not a whole number). A-B’s percentage ownership on a “Fully Diluted Basis,” as defined in the A-B Investment Agreement is calculated based on the assumption that all outstanding shares of Series B Preferred Stock and other convertible securities are converted into Common Stock, that all outstanding warrants and stock options (other than stock options granted to officers, directors and employees under the Company’s option plans) have been exercised in full, and that all holdings of A-B and its affiliated companies are aggregated. Currently, there are no outstanding options or warrants that would be included in the calculation of outstanding shares on a Fully Diluted Basis. As of March 14, 2003, A-B owned 29.7% of the Company’s Common Stock on a Fully Diluted Basis, and therefore was entitled under the terms of the A-B Investment Agreement to designate 2 directors to the Company’s Board of Directors. The Company is obligated to use reasonable efforts to cause the election of the nominees designated by A-B. If the designees are not elected, the Company is obligated to take certain remedial measures, and A-B is entitled to elect the same number of directors by class voting under the terms of the Series B Preferred Stock. A-B also has a contractual right to have one of its Board designees sit on each committee of the Company’s Board of Directors.

      Covenants Binding the Company. The Company has agreed, pursuant to the A-B Investment Agreement, that it will not, without A-B’s consent, (i) enter into any acquisition or investment transaction involving an aggregate purchase price exceeding 50% of the book value of the Company’s assets prior to such transaction; (ii) enter into any transaction involving the transfer of specified trademarks or trade names or the sale of assets representing more than 50% of the book value of the Company’s assets prior to such transaction; (iii) issue or sell to any person (including A-B), or amend its capital structure to authorize the issuance of, equity securities except within certain permitted categories, including pursuant to (a) the conversion of the Series B Preferred Stock, (b) a stock split or the exercise of any outstanding option, (c) other issuances not exceeding in the aggregate 20% of the shares of Common Stock and Series B Preferred Stock (as if converted) outstanding at the beginning of each two-year period commencing on January 1, 1995 and on January 1 of every second year thereafter, and (d) issuances under certain antitakeover plans; (iv) authorize or issue any shares of capital stock ranking equal or prior to the Series B Preferred Stock as to dividend or liquidation rights, or entitled to more than one vote per share or to class voting on any matter (except as required by Washington corporation law) or to ordinary voting power in the election of directors (other than Common Stock), or authorize or issue any new class or series of common shares; (v) issue or sell any equity securities to persons having revenues of $100 million or more (subject to adjustment) from the production or distribution of alcoholic beverages in North and South America; (vi) afford to any other person or group the right to designate a number of the Company’s directors equal to or greater than the largest number A-B is contractually entitled to designate; (vii) issue or sell any equity securities that would have the effect of reducing the aggregate percentage ownership of A-B (and its subsidiaries and nominees) to under 20% of the outstanding Common Stock of the Company without providing A-B with 10 days written notice; (viii) enter into any transaction with any affiliate of the Company except under certain circumstances; (ix) engage in any material respect in any business other than producing and distributing beverages; (x) enter into a merger, consolidation or share exchange with another corporation, except for transactions meeting multiple criteria (including, among others, survival of the Company and no change in control); or (xi) amend its Articles or Bylaws in certain respects.

      Certain of these covenants, as well as A-B’s contractual Board and committee representation rights, terminate upon the earliest of (i) a reduction in the ownership of A-B and its affiliates to less than the greater of (a) 610,000 shares of Common Stock (assuming conversion and exercise of all convertible securities, options and warrants and ignoring any stock split or other recapitalization) and (b) 7.5% of the Common Stock calculated on a Fully Diluted Basis; (ii) a purchase or acquisition of Common Stock by A-B that results in an increase in the ownership of A-B and its affiliates to more than 30% of the Common Stock calculated on a Fully Diluted Basis, if A-B does not indicate that it will divest itself of shares to reduce its ownership within a 10 day period; (iii) an Extraordinary Termination of the A-B Distribution Agreement; (iv) termination of the A-B Distribution Agreement by Redhook on the basis of an uncured breach by, or insolvency of, A-B; and (v) termination of the A-B Distribution Agreement by either party at the end of 2004 or the expiration thereof at the end of 2014.

Trademarks

      The Company has obtained U.S. trademark registrations for the marks and corresponding logo designs for Ballard Bitter, Blackhook, Redhook, Redhook ESB, Wheathook, Winterhook, Double Black Stout and Blueline. The Company has also obtained U.S. trademark registrations for Forecasters, Trolleyman, and Cataqua. The Redhook mark and certain other Company marks are also registered or pending in various foreign countries. The Company regards its Redhook and other trademarks as having substantial value and as being an important factor in the marketing of its products. The Company is not aware of any infringing uses that could materially affect its current business or any prior claim to the trademarks that would prevent the Company from using such trademarks in its business. The Company’s policy is to pursue registration of its marks in its markets whenever possible and to oppose vigorously any infringement of its marks.

Employees

      At December 31, 2002, the Company had 194 employees, including 57 in production, 79 in the pubs, 44 in sales and marketing, and 14 in administration. Of these, 45 in the pubs and 6 in sales and marketing were part-time employees. The Company believes its relations with its employees to be good.

Item 2.     Properties

      The Company currently operates two technologically advanced, highly automated small-batch breweries, one in the Seattle suburb of Woodinville, Washington and the other in Portsmouth, New Hampshire. See Notes 4, 5 and 11 of the Notes to Financial Statements included elsewhere herein.

      The Woodinville Brewery. The Woodinville Brewery, located on approximately 22 acres (17 of which are developable) in Woodinville, Washington, a suburb of Seattle, is across the street from the Chateau Ste. Michelle Winery, next to the Columbia Winery and visible from a popular bicycle path. The Woodinville Brewery is comprised of an approximately 88,000 square-foot building, a 40,000 square-foot building and an outdoor tank farm. The two buildings house a 100-barrel brewhouse, fermentation cellars, filter rooms, grain storage silos, a bottling line, a keg filling line, dry storage, two coolers and loading docks. The brewery includes a retail merchandise outlet and the Forecasters Public House, a 4,000 square-foot family-oriented pub that seats 200 and features an outdoor beer garden that seats an additional 200. Additional entertainment facilities include a 4,000 square-foot special events room accommodating up to 250 people. The brewery also houses office space, a portion of which is occupied by the Company’s corporate office and the remainder of which is leased through March 2005. The brewery’s current production capacity is approximately 250,000 barrels per year under ideal brewing conditions. The Company purchased the land in 1993 and believes that its value has appreciated.

      The Portsmouth Brewery. The Portsmouth Brewery is located on approximately 23 acres in Portsmouth, New Hampshire. The land is subleased, the term of which expires in 2047, and contains two seven-year extension options. The Portsmouth Brewery is modeled after the Woodinville Brewery and is similarly equipped, but is larger in design, covering 125,000 square feet to accommodate all phases of the Company’s brewing operations under one roof. Also included is a retail merchandise outlet, the Cataqua Public House, a 4,000 square-foot family-oriented pub with an outdoor beer garden, and a special events room accommodating up to 250 people. Production began in late October 1996, with an initial brewing capacity of approximately 100,000 barrels per year. In 2002, additional brewing capacity was installed, bringing the current production capacity to 110,000 barrels per year. During the first half of 2003, the Company plans to further expand its fermentation capacity in order to accommodate anticipated growth, bringing the current production capacity to approximately 125,000 barrels per year. The Company plans to phase in additional brewing capacity as needed, up to the maximum designed production capacity of approximately 250,000 barrels per year under ideal brewing conditions.

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

Paul S. Shipman (50) — President, Chief Executive Officer and Chairman of the Board

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

David J. Mickelson (43) — Executive Vice President, Chief Financial Officer and Chief Operating Officer

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

Pamela J. Hinckley (49) — Vice President, Marketing

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

Gregory J. Marquina (48) — Vice President, Sales

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

Gerard C. Prial (48) — Vice President, East Coast Operations

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

Allen L. Triplett (44) — Vice President, Brewing

      Mr. Triplett has served as Vice President, Brewing since March 1995. From 1987 to March 1995, he was the Company’s Production Manager. He has worked in virtually every facet of production since joining the Company in 1985. Mr. Triplett has taken coursework at the Siebel Institute of Brewing and the University of California at Davis. He is a member of the Master Brewers Association of America, currently serving as Technical Director in the Northwest district, and a member of the American Society of Brewing Chemists. He received his Bachelor’s degree in Petroleum Engineering from the University of Wyoming in 1985.

      There is no family relationship between any directors or executive officers of the Company.

PART II.

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      The Company’s Common Stock trades on the Nasdaq National Market under the trading symbol HOOK. The table below sets forth, for the fiscal quarters indicated, the reported high and low sale prices of the Company’s Common Stock, as reported on the Nasdaq National Market.

	High	Low

2002
First quarter	$3.350	$1.670
Second quarter	$2.780	$2.000
Third quarter	$2.250	$1.700
Fourth quarter	$2.550	$1.790
2001
First quarter	$1.875	$1.500
Second quarter	$2.500	$1.438
Third quarter	$2.080	$1.510
Fourth quarter	$1.920	$1.450

      As of March 14, 2003, there were 844 common stockholders of record, although the Company believes that the number of beneficial owners of its Common Stock is substantially greater.

      The Company has not paid any dividends since 1994. The Company anticipates that for the foreseeable future, all earnings, if any, will be retained for the operation and expansion of its business and the potential redemption of the Series B Preferred Stock, and that it will not pay cash dividends. The payment of dividends, if any, in the future will be at the discretion of the Board of Directors and will depend upon, among other things, future earnings, capital requirements, restrictions in future financing agreements, the general financial condition of the Company and general business conditions. Payment of dividends is also restricted by terms of the Series B Preferred Stock. See Note 7 of the Notes to Financial Statements — Convertible Redeemable Preferred Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

      The following is a summary as of December 31, 2002 of all equity compensation plans of the Company that provide for the issuance of equity securities as compensation. See Note 8 of the Notes to Financial Statements — Common Stockholders’ Equity — for additional discussion.

Number of Securities
	Number of Securities	Weighted Average	Remaining Available for
	to be Issued Upon	Exercise Price of	Future Issuance under
	Exercise of	Outstanding	Equity Compensation
	Outstanding Options,	Options, Warrants	Plans (excluding securities
	Warrants and Rights	and Rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,407,602	$3.73	64,399
Equity compensation plans not approved by security holders	—	—	—

Total	1,407,602	$3.73	64,399

Item 6.	Selected Financial Data

      The following selected financial data should be read in conjunction with the Company’s Financial Statements and the Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The selected statement of operations and balance sheet data for, and as of the end of, each of the five years in the period ended December 31, 2002, are derived from the financial statements of the Company. The operating data are derived from unaudited information maintained by the Company.

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share and operating data)
Statement of Operations Data:
Sales	$40,913	$40,117	$37,837	$35,459	$35,962
Less Excise Taxes	3,465	3,412	3,425	3,265	3,321

Net Sales	37,448	36,705	34,412	32,194	32,641
Cost of Sales	27,597	26,740	24,581	22,613	23,917

Gross Profit	9,851	9,965	9,831	9,581	8,724
Special Valuation Provision(1)	—	—	—	—	5,173
Selling, General and Administrative Expenses	10,910	11,817	11,747	11,290	9,086

Operating Income (Loss)	(1,059)	(1,852)	(1,916)	(1,709)	(5,535)
Interest Expense	230	394	593	533	679
Other Income (Expense) — Net(2)	30	249	1,453	(49)	127

Income (Loss) before Income Taxes	(1,259)	(1,997)	(1,056)	(2,291)	(6,087)
Income Tax Provision (Benefit)	(126)	(679)	(328)	(768)	(2,076)

Net Income (Loss)	$(1,133)	$(1,318)	$(728)	$(1,523)	$(4,011)

Basic Earnings (Loss) per Share	$(0.18)	$(0.19)	$(0.10)	$(0.20)	$(0.52)
Diluted Earnings (Loss) per Share	$(0.18)	$(0.19)	$(0.10)	$(0.20)	$(0.52)

Operating Data (in barrels):
Beer Shipped	225,900	223,100	212,600	197,600	202,300
Production Capacity, End of Period(3)	360,000	350,000	350,000	350,000	350,000

	December 31,

	2002	2001	2000	1999	1998

Balance Sheet Data (in thousands):
Cash and Cash Equivalents	$7,007	$6,364	$7,487	$5,463	$3,010
Working Capital	4,346	4,640	4,817	2,635	1,666
Total Assets	79,982	82,155	85,621	87,707	89,528
Long-term Debt, Net of Current Portion	6,075	6,525	6,975	7,425	7,875
Convertible Redeemable Preferred Stock	16,188	16,144	16,099	16,055	16,011
Common Stockholders’ Equity	50,027	52,474	54,502	55,859	57,326

(1)	Represents a non-cash valuation provision to write down the production assets of the Fremont Brewery to an estimate of their net realizable value in 1998. The Company operated the Fremont Brewery as a brewing facility from 1989 until 1998. As of December 31, 1999, the Company had sold substantially all of the equipment for an amount approximately equal to its estimated net realizable value.

(2)	Includes a gain of approximately $1.0 million for the year ended December 31, 2000, resulting from the July 2000 sale of a warehousing facility and land owned by the Company which was used as the keg filling, storage and shipping facility prior to the 1998 curtailment of the Fremont Brewery operations.

(3)	Based on the Company’s estimate of current production capacity of equipment, assuming ideal brewing conditions, installed as of the end of such period. Amounts do not reflect maximum designed production capacity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Overview

      Since its formation, the Company has focused its business activities on the brewing, marketing and selling of craft beers in the United States. For the year ended December 31, 2002, the Company had gross sales of $40,913,000, an increase of 2.0% from 2001. The Company’s sales consist predominantly of sales of beer to third-party distributors and A-B through the Distribution Alliance. In addition, the Company derives other revenues from sources including the sale of beer, food, apparel and other retail items in its brewery pubs.

      The Company’s sales volume (shipments) increased 1.3% to 225,900 barrels in 2002 as compared to 2001. Sales in the craft beer industry generally reflect a degree of seasonality, with the first and fourth quarters historically being the slowest and the rest of the year typically demonstrating stronger sales. The Company has historically operated with little or no backlog, and its ability to predict sales for future periods is limited.

      The Company’s sales are affected by several factors, including consumer demand, price discounting and competitive considerations. The Company competes in the highly competitive craft beer market as well as in the much larger specialty beer market. The craft beer segment is highly competitive due to the proliferation of small craft brewers, including contract brewers, and the increase in the number of products offered by such brewers. The specialty beer market encompasses producers of import beers, major national brewers that have introduced fuller-flavored products, and large spirit companies and national brewers that have recently introduced flavored alcohol beverages. Imported products from foreign brewers have enjoyed a resurgence in demand since the mid-1990’s. Certain national domestic brewers have also sought to appeal to the growing demand for craft beers by producing their own fuller-flavored products. Introductions of flavored alcohol beverages in 2001 and 2002 have delivered initial success. Industry sources generally believe that the consumers of flavored alcohol beverages correlate closely with consumers of import and craft beer products. Because the number of participants and number of different products offered in this segment have increased significantly in recent years, the competition for bottled product placements and especially for draft beer placements has intensified.

      The Company is required to pay federal excise taxes on sales of its beer. The excise tax burden on beer sales increases from $7 to $18 per barrel on annual sales over 60,000 barrels and thus, if sales volume increases, federal excise taxes would increase as a percentage of sales. Most states also collect an excise tax on the sale of beer. In early 2003, a bill was introduced in Washington State to increase the excise tax paid on beer sales in Washington State, the Company’s largest market, by approximately 400%. Washington State regulations currently require beer taxes to be paid by Washington State distributors. If such a tax were enacted and if Washington State distributors were to pass the cost of this tax onto consumers in the form of higher pricing, it could negatively impact demand for the Company’s products, leading to decreased sales. If the Company were to determine that it was necessary to absorb all or a portion of the tax and consequently reduced the price charged to the distributor, it could have a negative impact on results of operations of the

Company. The bill is currently being considered in the Committee on Finance of the Washington State House of Representatives.

      Under normal circumstances, the Company operates its brewing facilities up to six days per week with multiple shifts per day. The current production capacity, under ideal brewing conditions, is approximately 250,000 barrels per year at the Woodinville Brewery and 110,000 barrels per year at the Portsmouth Brewery. During the peak sales volume periods of 2002, production capacity at the Portsmouth Brewery was nearly fully utilized. In order to accommodate anticipated growth in the markets served by the Portsmouth Brewery, including growth resulting from sales of Widmer Hefeweizen, the Company plans to further expand fermentation capacity during the first half of 2003. This expansion will bring the current production capacity to approximately 125,000 barrels per year. Production capacity at the Portsmouth facility can be added in phases until the facility reaches its maximum designed production capacity of 250,000 barrels per year, under ideal brewing conditions. Such an increase would require additional capital expenditures, primarily for fermentation equipment, and production personnel. The decision to add capacity is affected by the availability of capital, construction constraints and anticipated sales in new and existing markets.

      The Company’s capacity utilization has a significant impact on gross profit. Generally, when facilities are operating at their maximum designed production capacities, profitability is favorably affected because fixed and semivariable operating costs, such as depreciation and production salaries, are spread over a larger sales base. Because current period production levels have been substantially below the Company’s current production capacity, gross margins have been negatively impacted. This negative impact could be reduced if actual production increases.

      In addition to capacity utilization, other factors that could affect cost of sales and gross margin include changes in freight charges, the availability and prices of raw materials and packaging materials, the mix between draft and bottled product sales, the sales mix of various bottled product packages, and fees related to the Distribution Alliance with A-B.

      In January 2003, the Company entered into a licensing agreement with Widmer Brothers Brewing Company to produce and sell the Widmer Hefeweizen brand in states east of the Mississippi River. Brewing of this product, which began in February 2003, will be conducted at the Portsmouth Brewery under the supervision and assistance of Widmer’s brewing staff to insure their brand’s quality and matching taste profile. The term of this agreement is for five years, with an additional one-year automatic renewal unless either party elects to terminate the arrangement. The agreement may be terminated by either party at any time without cause pursuant to 150 days notice. The agreement may be terminated for cause by either party under certain conditions. During the term of this agreement, Redhook will not brew, advertise, market, or distribute any product that is labeled or advertised as a “Hefeweizen” or any similar product in the agreed upon eastern territory, once the existing Redhook Hefe-weizen business is transitioned to Widmer’s Hefeweizen. This transition may take up to one year. This agreement, for the Eastern United States only, is expected to increase capacity utilization and strengthen the Company’s product portfolio. The Company does not expect that it will have a material impact the Company’s sales or results of operations. In the Western United States, Redhook and Widmer Brothers Brewing Company remain competitors in the highly competitive craft beer market.

      See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Considerations: Issues and Uncertainties.”

Critical Accounting Policies and Estimates

      The Company’s financial statements are based upon the selection and application of significant accounting policies that require management to make significant estimates and assumptions. Management believes that the following are some of the more critical judgment areas in the application of the Company’s accounting policies that currently affect its financial condition and results of operations. Judgments and uncertainties affecting the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions.

      Income Taxes. The Company records federal and state income taxes in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 109, Accounting for Income Taxes. Deferred income taxes or tax benefits reflect the tax effect of temporary differences between the amounts of assets and liabilities for financial reporting purposes and amounts as measured for tax purposes. The Company will establish a valuation allowance if it is more likely than not that these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. The valuation allowance is reviewed and adjusted on a quarterly basis based on management’s assessment of the realizability of the deferred tax assets. As of December 31, 2002, the Company had approximately $11.2 million of deferred tax assets, comprised principally of federal net operating loss carryforwards (“NOLs”) that expire from 2012 through 2022 and state NOLs that expire through 2017. The realization of these assets is dependent upon estimates of future taxable income resulting from future reversals of existing taxable temporary differences, which have been recorded as deferred tax liabilities and exceed the deferred tax assets. During 2002, the Company established a valuation allowance of $271,000, thereby reducing the income tax benefit recorded in its statement of operations. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically certain state net operating tax loss carryforwards, that may expire before the Company is able to utilize the tax benefit. To the extent that the Company is unable to generate adequate taxable income in the future, the Company may be required to cease recognition of additional tax benefits and to record a greater valuation allowance covering NOLs.

      Long-Lived Assets. The Company evaluates potential impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes procedures for review of recoverability and measurement of impairment, if necessary, of long-lived assets, goodwill and certain identifiable intangibles. When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to projected future undiscounted cash flows in addition to other quantitative and qualitative analyses. Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss by a charge against current operations. Fixed assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. During 2002, the Company performed an analysis of its brewery assets to determine if an impairment might exist. The Company’s estimate of future undiscounted cash flows indicated that such carrying values were expected to be recovered. Nonetheless, it is possible that the estimate of future undiscounted cash flows may change in the future, resulting in the need to write down those assets to their fair value.

Results of Operations

      The following table sets forth, for the periods indicated, certain items from the Company’s Statements of Operations expressed as a percentage of net sales.

	Year Ended December 31,

	2002	2001	2000

Sales	109.3%	109.3%	110.0%
Less Excise Taxes	9.3	9.3	10.0

Net Sales	100.0	100.0	100.0
Cost of Sales	73.7	72.9	71.4

Gross Profit	26.3	27.1	28.6
Selling, General and Administrative Expenses	29.1	32.2	34.2

Operating Income (Loss)	(2.8)	(5.1)	(5.6)
Interest Expense	0.6	1.1	1.7
Other Income (Expense) — Net	0.1	0.7	4.2

Income (Loss) before Income Taxes	(3.3)	(5.5)	(3.1)
Income Tax Provision (Benefit)	(0.3)	(1.9)	(1.0)

Net Income (Loss)	(3.0)%	(3.6)%	(2.1)%

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Sales. Total sales increased 2.0% to $40,913,000 in 2002, compared to $40,117,000 in 2001, attributable to a 1.3% increase in barrels sold and a 3.8% increase in other sales. Total sales volume in 2002 increased to 225,900 barrels from 223,100 barrels in 2001. A 3.8% decline in shipments in Washington State, the Company’s largest market, was the major factor leading to the nearly flat sales volume for the West Coast. The mix of package sales to draft sales generally affects overall revenue per barrel, with package product generating a higher revenue per barrel but also an increased cost of sales per barrel. The sales mix continued to migrate towards an increasing proportion of package sales in 2002, with 64.3% of 2002 total volume being package shipments versus 63.2% in 2001. Within package sales, the 12-pack package also increased to 34% of package sales from 30% in 2001. Sales other than wholesale beer sales, primarily retail pub revenues, totaled $4,455,000 in 2002, compared to $4,291,000 in 2001. At December 31, 2002 and 2001, the Company’s products were distributed in 48 states.

      Excise Taxes. Excise taxes increased to $3,465,000, or 9.3% of net sales in 2002, compared to $3,412,000, or 9.3% of net sales in 2001. In early 2003, a bill was introduced in Washington State to increase the excise tax paid on beer sales in Washington State, the Company’s largest market, by approximately 400%. Washington State regulations currently require beer taxes to be paid by Washington State distributors. If such a tax were enacted and if Washington State distributors were to pass the cost of this tax onto consumers in the form of higher pricing, it could negatively impact demand for the Company’s products, leading to decreased sales. If the Company were to determine that it was necessary to absorb all or a portion of the tax and consequently reduced the price charged to the distributor, it could have a negative impact on results of operations of the Company. The bill is currently being considered in the Committee on Finance of the Washington State House of Representatives.

      Cost of Sales. Cost of sales increased 3.2% to $27,597,000 in 2002, compared to $26,740,000 in 2001, due to higher sales volume, increased raw material and packaging costs, and a shift in product mix towards an increasing proportion of package sales, including 12-packs. Cost of sales, as a percentage of net sales, increased to 73.7% in 2002, compared to 72.9% in 2001. The utilization rate, based upon the breweries’ combined current production capacity, was 63.4% and 63.8% for the years ended December 31, 2002 and 2001, respectively. The Company anticipates that it will experience cost increases for certain raw materials in 2003, the most significant of which will be malted barley, as a result of a very poor 2002 worldwide harvest.

The full impact of the reduction in barley supply is still unknown. As well, the Company anticipates that its packaging costs may increase in 2003 as a result of an apparent increase in demand for glass.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $10,909,000 in 2002, compared to $11,817,000 in 2001 due to a reduction in advertising and promotion expenses as well as sales salaries and incentives during 2002. The Company significantly reduced its use of media advertising, particularly print, radio and billboard, during 2002 and moderately reduced spending on its co-operative advertising and promotion program where desired results were not being achieved. Expenditures for the co-op program and media advertising program totaled $1.9 million and $2.6 million in 2002 and 2001, respectively. As a percentage of net sales, selling, general and administrative expenses were 29.1% and 32.2% for years ended December 31, 2002 and 2001, respectively.

      Interest Expense. Interest expense decreased to $230,000 in 2002, compared to $394,000 in 2001, reflecting the effect of lower outstanding debt and lower average interest rates.

      Other Income (Expense) — Net. Other income — net, decreased to income of $30,000 in 2002, compared to income of $249,000 in the 2001 period. The 2002 statement of operations reflects a $138,000 decline in interest income, resulting from lower average interest rates, and a $97,000 loss on the disposal of assets, most of which were disposed of in conjunction with the September consolidation of the Company’s corporate offices into the Woodinville Brewery.

      Income Taxes. The Company’s effective income tax rate was a 10.0% benefit in 2002, compared to a 34.0% benefit in 2001. During 2002, the Company established a $271,000 valuation allowance reducing the income tax benefit. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically certain state net operating tax loss carryforwards, that may expire before the Company is able to utilize the tax benefit. The Company expects that it will not be able to record any tax benefit in 2003 or 2004 as it does not anticipate it will be able to generate adequate taxable income.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Sales. Total sales increased 6.0% to $40,117,000 in 2001, compared to $37,837,000 in 2000, attributable to a 4.9% increase in barrels sold, an increase in average revenue per barrel, and a slight increase in other sales. Total sales volume in 2001 increased to 223,100 barrels from 212,600 barrels in 2000. A 1.9% decline in shipments in Washington State, the Company’s largest market, was the major factor leading to the nearly flat sales volume for the West Coast. The mix of package sales to draft sales generally affects overall revenue per barrel, with package product generating a higher revenue per barrel but also an increased cost of sales per barrel. The sales mix continued to migrate towards an increasing proportion of package sales in 2001, with 63.2% of 2001 total volume being package shipments versus 62.0% in 2000. Within package sales, the 12-pack package also increased to 30% of package sales from 26% in 2000. Sales other than wholesale beer sales, primarily retail pub revenues, totaled $4,291,000 in 2001, compared to $4,144,000 in 2000. At December 31, 2001 and 2000, the Company’s products were distributed in 48 states.

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

      Other Income (Expense) — Net. Other income — net, decreased to income of $249,000 in 2001, compared to income of $1,453,000 in the 2000 period. The 2000 period includes a gain of approximately $1.0 million resulting from the sale of a real estate parcel which was previously used as the Fremont Brewery keg filling, storage and shipping facility. 2001 interest income decreased due to lower average interest rates and lower average interest-bearing deposits.

      Income Taxes. The Company’s effective income tax rate was a 34.0% benefit in 2001, compared to a 31.1% benefit in 2000. The difference in the effective rates is primarily the result of a significantly lower pre-tax loss in 2000, relative to other components of the tax provision calculation, such as the exclusion of a portion of meals and entertainment expenses from tax return deductions.

Liquidity and Capital Resources

      The Company had $7,007,000 and $6,364,000 of cash and cash equivalents at December 31, 2002 and 2001, respectively. At December 31, 2002, the Company had working capital of $4,346,000. The Company’s long-term debt as a percentage of total capitalization (long-term debt, preferred stock and common stockholders’ equity) was 9.0% and 9.2% as of December 31, 2002 and 2001, respectively. Cash provided by operating activities totaling $3,098,000 in 2002 reflects lower deferred tax benefit as compared to 2001 attributable to a smaller pre-tax loss and the creation of a valuation allowance, as well as an increase in refundable deposits resulting from a greater portion of kegs, and in particular one-sixth barrels purchased by the Company in 2002, that had not yet been returned by wholesalers and retail establishments. Cash provided by operating activities totaling $471,000 in 2001 reflects the timing of the collections of accounts receivable in December 2000; the timing of payments of certain current liabilities in January 2001; and an increase in the finished goods inventory to normal levels following unusually low levels at December 31, 2000. All three factors resulted in significant uses of cash during 2001.

      The Company has a credit agreement with a bank under which a term loan (the “Term Loan”) and a $10 million revolving credit facility (the “Revolving Facility”) are provided. The Term Loan, which originated in June 1997 upon the conversion of a $9 million secured credit facility, had a five-year term with a 20-year amortization schedule. In June 2001, the credit agreement was amended to extend the maturity date on the Term Loan to June 5, 2007. In June 2002, the credit agreement was amended to extend the commitment period for the Revolving Facility to July 1, 2004. The Term Loan and the Revolving Facility are secured by substantially all of the Company’s assets. Through June 4, 2002, interest on the Term Loan accrued at a variable rate based on the London Inter Bank Offered Rate (“LIBOR”) plus 1.25%. Effective June 5, 2002, interest on the Term Loan accrued at LIBOR plus 1.75%. The interest rate on the Revolving Facility is the applicable LIBOR plus 1.00% to 2.00%, depending on the Company’s funded debt ratio. The Company has the option to fix the applicable interest rate for up to twelve months by selecting LIBOR for one- to twelve-month periods as a base. As of December 31, 2002, there was $6.525 million outstanding on the Term Loan, and the Company’s one-month LIBOR-based borrowing rate was 3.2%. As of December 31, 2002, there were no borrowings outstanding on the Revolving Facility. The termination of the A-B Distribution Agreement for any reason or the failure by the Company to perform any of its material obligations under the A-B Investment Agreement would constitute an event of default under the credit agreement and the bank may declare the entire outstanding loan balance immediately due and payable. If this were to occur, it would be unlikely that the Company could satisfy its obligations under the Term Loan. In all events, unless additional capital were raised, the Company would not have sufficient liquidity to satisfy both its obligation under the Term Loan and its obligation to redeem the Series B Preferred Stock under the A-B Investment Agreement. The Company could seek to refinance its Term Loan with one or more banks or obtain additional equity capital; however, there can be no assurance the Company would be able to access additional capital to meet its needs or that such additional capital would be at commercially reasonable terms.

      In mid-November 2001, the bank notified the Company that, as of September 30, 2001, the Company was not in compliance with the Fixed Charge Coverage Ratio covenant as the ratio had been re-defined in the June 2001 amendment to the credit agreement. In December 2001, the credit agreement was again amended to address the following: to waive the September 30, 2001 covenant violation; to temporarily modify the time periods used to calculate the Fixed Charge Coverage Ratio; to modify the minimum Fixed Charge Coverage Ratio the Company must maintain; and to redefine Fixed Charge Coverage Ratio to comply with the bank’s revised internal guidelines. Under the December 2001 amendment, the Company must maintain a minimum Fixed Charge Coverage Ratio of 1.00:1 for all periods after December 31, 2001. Prior to the December 2001 amendment, the minimum Fixed Charge Coverage Ratio was 1.05:1. The Company’s failure to meet the minimum Fixed Charge Coverage Ratio of 1.05:1 as of September 30, 2001 was significantly affected by the results of the quarter ended December 31, 2000, which reduced the twelve-month “cash flow” calculation (as defined in the June 2001 amendment) by approximately $360,000. The shortening of the time periods used in the calculation of the ratio for the last quarter of 2001 and the first two quarters of 2002, as well as the lowering of the cash-flow component of the ratio to 1:00:1 from 1:05:1, reduce the likelihood that a violation of the covenant will occur again. However, if the Company were to report a significant net loss for one or more quarters within a time period used to calculate the ratio, the ratio would be negatively impacted which may cause the Company to not meet the covenant. Failure to meet the covenants required by the credit agreement is an event of default and, at its option, the Bank could deny a request for a waiver and declare the entire outstanding loan balance immediately due and payable. In such a case, the Company would seek to refinance the loan with one or more banks, potentially at less desirable terms. However, there can be no guarantee that additional financing would be available at commercially reasonable terms, if at all. The Company was in compliance with all covenants for the quarter ended December 31, 2001 and all quarters since then through December 31, 2002.

      The Company has required capital principally for the construction and development of its technologically advanced production facilities. To date, the Company has financed its capital requirements through cash flow from operations, bank borrowings and the sale of common and preferred stock. The Company expects to meet its future financing needs and working capital and capital expenditure requirements through cash on hand, operating cash flow and, to the extent required and available, bank borrowings and offerings of debt or equity securities. However, there cannot be any guarantee that any additional financing will be available when needed or at commercially reasonable terms.

      Capital expenditures for 2002 totaled $705,000. Capital expenditures for 2003 are expected to total approximately $1,175,000.

      Since May 2000, the Board of Directors has authorized the repurchase of 1.5 million shares of the Company’s outstanding shares of Common Stock. In May 2000, the Board of Directors initially authorized the repurchase of up to 500,000 shares. Three subsequent resolutions were passed by the Board of Directors authorizing the repurchase of additional shares: in January 2001 for an additional 250,000 shares, in November 2001 for an additional 250,000 shares, and in August 2002 for an additional 500,000 shares. As of December 31, 2002, a total of 1,362,000 shares of Common Stock had been purchased in the open market for an aggregate expenditure of $2,519,000. As of March 14, 2003, a total of 1,433,000 shares of Common Stock had been purchased in the open market for an aggregate expenditure of $2,684,000.

      The Company has certain commitments, contingencies and uncertainties relating to its normal operations. As of December 31, 2002, contractual commitments associated with the Company’s long-term debt, convertible redeemable preferred stock, operating leases and hop purchase commitments are as follows:

	Year Ended December 31,

	2003	2004	2005	2006	2007	Thereafter	Total

	(In thousands)
Long-term Debt(1)	$450	$450	$450	$450	$4,725	—	$6,525
Convertible Redeemable Preferred Stock(2)	—	16,300	—	—	—	—	16,300
Operating Leases(3)	267	267	260	253	251	9,845	11,143
Hop Purchase Commitments(4)	246	401	239	34	—	—	920

	$963	$17,418	$949	$737	$4,976	$9,845	$34,888

(1)	Represents annual principal payments required on the Company’s Term Loan. Interest on the Term Loan accrues at LIBOR plus 1.75% to 2.25%, depending on the debt-to-tangible net worth ratio. Payment of accrued interest due monthly is not reflected above. The termination of the A-B Distribution Agreement for any reason or the failure by the Company to perform any of its material obligations under the A-B Investment Agreement would constitute an event of default under the credit agreement and the bank may declare the entire outstanding loan balance immediately due and payable.

(2)	In the event that the A-B Distribution Agreement is terminated on or before December 31, 2004, under circumstances described in Item 1 to this report (see Business — Relationship with Anheuser-Busch, Incorporated — A-B Distribution Agreement), the terms of the Series B Preferred Stock require the mandatory redemption of the Series B Preferred Stock on December 31, 2004, at a redemption price equal to $12.61 per share (approximately $16.3 million in the aggregate), plus an amount equal to accumulated and unpaid dividends thereon. If the A-B Distribution Agreement were terminated early as described above, distribution of the Company’s products would suffer significant disruption and would have a long-term material adverse effect on the Company’s sales and results of operations as well as on its financial position and cash flows from operations.

(3)	Represents minimum aggregate future lease payments under noncancelable operating leases.

(4)	Represents purchase commitments to ensure that the Company has the necessary supply of specialty hops to meet future production requirements. Contracts generally provide for payment upon delivery of the product with the balance due on any unshipped product during the year following the harvest year. The Company believes that, based upon its relationships with its hop suppliers, the risk of non-delivery is low and that if non-delivery of its required supply of hops were to occur, the Company would be able to purchase hops to support its operations from other competitive sources. Hop commitments in excess of future requirements, if any, will not materially affect its financial condition or results of operations.

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

      Relationship with Anheuser-Busch, Incorporated. Most of the Company’s future sales are expected to be through the Distribution Alliance with A-B. See “Part 1, Item 1 — Business — Product Distribution, and Relationship With Anheuser-Busch, Incorporated” for a further description of the relationship with A-B. If the Distribution Alliance were to be terminated, or if the relationship between A-B and the Company were to deteriorate, distribution of the Company’s products would suffer significant disruption and would have a long-term severe negative impact on the Company’s sales and results of operations as it would be extremely difficult for the Company to rebuild its own distribution network. Further, in the event that the A-B Distribution Agreement is terminated on or before December 31, 2004, under circumstances described in Item 1 (see Business — Relationship with Anheuser-Busch, Incorporated — A-B Distribution Agreement), the terms of the Series B Preferred Stock held by A-B pursuant to the A-B Investment Agreement require the mandatory redemption of the Series B Preferred Stock on December 31, 2004, at a redemption price equal to $12.61 per share (approximately $16.3 million in the aggregate), plus an amount equal to accumulated and unpaid dividends thereon, if any. The terms of the Series B Preferred Stock further provide that, if at the time of the mandatory redemption the Company has insufficient legally available funds to redeem all shares of Series B Preferred Stock, then all funds that are legally available must be used to redeem Series B Preferred Stock. At any time thereafter when additional funds of the Company become legally available, such funds must be immediately used to redeem additional shares of Series B Preferred Stock. The Company would not be legally able to redeem shares of Series B Preferred Stock if, after giving effect to such redemption, the Company would not be able to pay its debts when due in the usual course of business or the Company’s total assets would be less than the sum of its total liabilities. Such a mandatory redemption could have a material adverse effect on the financial position and cash flows of the Company. While the Company believes that the benefits of the Distribution Alliance, in particular distribution and material cost efficiencies, offset costs associated with the Alliance, there can be no assurance that these costs will not have a negative impact on the Company’s profit margins in the future. Notice of intention to terminate the Distribution Agreement must be made by the party electing to do so no less than six months prior to the termination date.

      Effect of Competition on Future Sales. The domestic market in which the Company’s craft beers are sold is highly competitive due to the proliferation of small craft brewers, including contract brewers, the increase in the number of products offered by such brewers, increased competition from wine, spirits and imported beers, the introduction of fuller-flavored products by major national brewers and recent introductions of flavored alcohol beverages by large spirit companies and national brewers. While the Company’s sales volumes for 2000, 2001 and 2002 increased when compared to the corresponding prior year’s volumes, the Company did experience declining sales volumes ranging from 2.3% to 5.7% for the years 1997 through 1999. If the Company were to again experience negative sales trends, the Company’s future sales and results of operations would be adversely affected. The Company has historically operated with little or no backlog and, therefore, its ability to predict sales for future periods is limited.

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

      Variability of Gross Margin and Cost of Sales. The Company anticipates that its future gross margins will fluctuate and may decline as a result of many factors, including disproportionate depreciation and other fixed and semivariable operating costs, depending on the level of production at the Company’s breweries in relation to current production capacity. The Company’s high level of fixed and semivariable operating costs causes gross margin to be very sensitive to relatively small increases or decreases in sales volume. In addition, other factors that could affect cost of sales include changes in freight charges, the availability and prices of raw materials and packaging materials, the mix between draft and bottled product sales, the sales mix of various bottled product packages, and Federal or state excise taxes. The Company anticipates that it will experience cost increases in 2003 for malted barley, due to a poor 2002 worldwide barley harvest. The prices for the glass bottles the Company utilizes to bottle its products are also expected to increase in 2003. Additionally, there is currently a bill pending in committee in the Washington State House of Representatives that proposes to increase the excise tax paid on beer sales in Washington State, the Company’s largest market, by approximately 400%. These increases in the cost of sales could have a material adverse impact on the Company. Also, as sales volume through the Distribution Alliance increase, the related fees would increase.

      Advertising and Promotional Costs. The Company has participated in advertising programs to varying degrees over the past five years. Prior to 1999, the Company engaged in very limited advertising to market its products. In order to increase brand awareness and capture a larger share of the fragmented craft beer market, the Company determined that a significant increase in spending on advertising and promotion was necessary. In 1999 and 2000, the Company primarily utilized radio, billboard and print advertising in key markets, while also participating to a smaller degree in a co-operative program with its distributors. In 2001 and 2002, the Company allocated a larger share of its advertising spending to this co-operative program whereby the Company’s spending is matched dollar for dollar by the distributor. Expenditures for the co-op program and media advertising program totaled $2.6 million and $1.9 million in 2001 and 2002, respectively. This increased advertising spending has significantly increased the Company’s selling, general and administrative expense since 1998, leading to increased losses and a reduction in stockholders’ equity. Market and competitive considerations could require an increase in other promotional costs associated with developing existing and new markets.

      Dependence on Third-Party Distributors. The Company also relies heavily on non-Alliance third-party distributors for the sale of its products to retailers. The Company’s most significant non-Alliance wholesaler, K&L Distributors, Inc., that although not part of the Alliance is a distributor in the A-B distribution network, accounted for approximately 13% of the Company’s sales in 2002. Substantially all of the remaining sales volume is through the Distribution Alliance to wholesalers that are part of the A-B distribution network, most of which are independent wholesalers. A disruption of wholesalers’ or A-B’s ability to distribute products efficiently due to any significant operational problems, such as wide-spread labor union strikes, the loss of K&L Distributors as a customer, or the termination of the Distribution Alliance could have a material adverse impact on the Company’s sales and results of operations.

      Customer Acceptance, Consumer Trends and Public Attitudes. If consumers were unwilling to accept the Company’s products or if general consumer trends caused a decrease in the demand for beer, including craft beer, it could adversely impact the Company’s sales and results of operations. If the flavored alcohol beverage market continues to grow, it could draw consumers away from the Company’s products and have an adverse effect of the Company’s sales and results of operations. Further, the alcoholic beverage industry has become the subject of considerable societal and political attention in recent years due to increasing public concern over alcohol-related social problems, including drunk driving, underage drinking and health consequences from the misuse of alcohol. If beer consumption in general were to come into disfavor among domestic consumers, or if the domestic beer industry were subjected to significant additional governmental regulation, the Company’s sales and results of operations could be adversely affected.

      Effect of Sales Trends on Brewery Efficiency and Operations. The Company’s breweries have been operating at production levels substantially below their current and maximum designed capacities. Operating breweries at low capacity utilization rates negatively impacts gross margins and operating cash flows generated by the production facilities. In 1998, after performing an analysis of the Company’s current and future production capacity requirements, production at the Fremont Brewery was permanently curtailed and the assets were written down to an estimate of their net realizable value. The Company will continue to evaluate whether it expects to recover the costs of its two remaining production facilities over the course of their useful lives. If facts and circumstances indicate that the carrying value of these long-lived assets may be impaired, an evaluation of recoverability will be performed in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, by comparing the carrying value of the assets to projected future undiscounted cash flows in addition to other quantitative and qualitative analyses. If management believes that the carrying value of such assets may not be recoverable, the Company will recognize an impairment loss by a charge against current operations.

      Income Tax Benefits. As of December 31, 2002, the Company had approximately $11.2 million of deferred tax assets, comprised principally of federal net operating loss carryforwards that expire from 2012 through 2022 and state NOLs that expire from 2002 through 2017. Federal NOLs, generally permitted to be carried forward no more than 20 years, and state NOLs, generally permitted to be carried forward five to 15 years, can be used to offset regular tax liabilities in future years. The realization of these assets is dependent upon estimates of future taxable income resulting from future reversals of existing taxable temporary differences, which have been recorded as deferred tax liabilities and exceed the deferred tax assets. During 2002, the Company established a valuation allowance of $271,000, thereby reducing the income tax benefit recorded in its statement of operations. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically certain state net operating tax loss carryforwards, that may expire before the Company is able to utilize the tax benefit. To the extent that the Company is unable to generate adequate taxable income in the future, the Company may be required to cease recognition of additional tax benefits and to record a greater valuation allowance covering NOLs.

Recent Accounting Pronouncements

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

      In January 2003, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 is effective for fiscal years ended after December 15, 2002 and for interim periods beginning after December 15, 2002. As the Company has not voluntarily adopted the SFAS No. 123 fair value method of accounting for stock-based employee compensation, the new transition alternatives of SFAS No. 148 did not have a material impact on the Company’s financial condition or results of operations.

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

      The Company does not have any derivative financial instruments as of December 31, 2002.

Item 8.     Financial Statements and Supplementary Data

REDHOOK ALE BREWERY, INCORPORATED

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors

Redhook Ale Brewery, Incorporated

      We have audited the accompanying balance sheets of Redhook Ale Brewery, Incorporated as of December 31, 2002 and 2001, and the related statements of operations, common stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redhook Ale Brewery, Incorporated as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

Seattle, Washington

January 24, 2003

REDHOOK ALE BREWERY, INCORPORATED

BALANCE SHEETS

	December 31,	December 31,
	2002	2001

ASSETS
Current Assets:
Cash and Cash Equivalents	$7,007,351	$6,363,786
Accounts Receivable	1,490,517	1,406,329
Inventories	2,832,427	3,139,290
Other	238,268	168,349

Total Current Assets	11,568,563	11,077,754
Fixed Assets, Net	68,360,716	70,968,503
Other Assets	52,592	108,955

Total Assets	$79,981,871	$82,155,212

LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,270,450	$1,939,565
Accrued Salaries, Wages and Payroll Taxes	1,635,463	1,657,618
Refundable Deposits	2,546,628	2,000,280
Other Accrued Expenses	320,470	389,847
Current Portion of Long-Term Debt	450,000	450,000

Total Current Liabilities	7,223,011	6,437,310

Long-Term Debt, Net of Current Portion	6,075,000	6,525,000

Deferred Income Taxes, Net	468,798	575,340

Commitments

Convertible Redeemable Preferred Stock	16,188,255	16,143,855

Common Stockholders’ Equity:
Common Stock, Par Value $0.005 per Share, Authorized, 50,000,000 Shares; Issued and Outstanding, 6,326,146 Shares in 2002 and 6,920,046 Shares in 2001	31,631	34,600
Additional Paid-In Capital	54,477,181	55,743,429
Retained Earnings (Deficit)	(4,482,005)	(3,304,322)

Total Common Stockholders’ Equity	50,026,807	52,473,707

Total Liabilities, Preferred Stock and Common Stockholders’ Equity	$79,981,871	$82,155,212

See Accompanying Notes to Financial Statements

REDHOOK ALE BREWERY, INCORPORATED

STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2002	2001	2000

Sales	$40,912,532	$40,116,667	$37,836,882
Less Excise Taxes	3,464,762	3,411,922	3,425,046

Net Sales	37,447,770	36,704,745	34,411,836
Cost of Sales	27,597,345	26,739,965	24,580,536

Gross Profit	9,850,425	9,964,780	9,831,300
Selling, General and Administrative Expenses	10,909,476	11,817,041	11,747,095

Operating Income (Loss)	(1,059,051)	(1,852,261)	(1,915,795)
Interest Expense	229,916	393,853	593,628
Other Income (Expense) — Net	30,074	248,754	1,453,090

Income (Loss) before Income Taxes	(1,258,893)	(1,997,360)	(1,056,333)
Income Tax Provision (Benefit)	(125,610)	(679,103)	(328,126)

Net Income (Loss)	$(1,133,283)	$(1,318,257)	$(728,207)

Basic Earnings (Loss) per Share	$(0.18)	$(0.19)	$(0.10)

Diluted Earnings (Loss) per Share	$(0.18)	$(0.19)	$(0.10)

See Accompanying Notes to Financial Statements

REDHOOK ALE BREWERY, INCORPORATED

STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY

	Common Stock				Total
			Additional	Retained	Common
		Par	Paid-In	Earnings	Stockholders’
	Shares	Value	Capital	(Deficit)	Equity

Balance, January 1, 2000	7,687,786	$38,439	$56,989,631	$(1,169,058)	$55,859,012
Repurchase of Common Stock	(375,000)	(1,875)	(582,608)	—	(584,483)
Other	—	—	—	(44,400)	(44,400)
Net Loss	—	—	—	(728,207)	(728,207)

Balance, December 31, 2000	7,312,786	36,564	56,407,023	(1,941,665)	54,501,922
Repurchase of Common Stock	(392,740)	(1,964)	(663,594)	—	(665,558)
Other	—	—	—	(44,400)	(44,400)
Net Loss	—	—	—	(1,318,257)	(1,318,257)

Balance, December 31, 2001	6,920,046	34,600	55,743,429	(3,304,322)	52,473,707
Repurchase of Common Stock	(593,900)	(2,969)	(1,266,248)	—	(1,269,217)
Other	—	—	—	(44,400)	(44,400)
Net Loss	—	—	—	(1,133,283)	(1,133,283)

Balance, December 31, 2002	6,326,146	$31,631	$54,477,181	$(4,482,005)	$50,026,807

See Accompanying Notes to Financial Statements

REDHOOK ALE BREWERY, INCORPORATED

STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

Operating Activities
Net Income (Loss)	$(1,133,283)	$(1,318,257)	$(728,207)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	3,092,441	3,182,661	3,240,484
Deferred Income Taxes	(106,542)	(700,809)	(350,918)
Loss (Gain) on Disposal of Fixed Assets	97,122	13,864	(898,155)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(84,188)	(330,599)	99,123
Inventories	306,863	(413,219)	(319,274)
Other Current Assets	(69,919)	127,733	35,399
Other Assets	53,765	259,021	215,436
Accounts Payable and Other Accrued Expenses	417,658	(686,843)	36,518
Accrued Salaries, Wages and Payroll Taxes	(22,155)	128,879	120,187
Refundable Deposits	546,348	209,013	220,239

Net Cash Provided by Operating Activities	3,098,110	471,444	1,670,832

Investing Activities
Expenditures for Fixed Assets	(705,416)	(434,415)	(425,056)
Proceeds from Sale of Assets and Other, Net	(29,912)	(44,875)	1,813,118

Net Cash (Used in) Provided by Investing Activities	(735,328)	(479,290)	1,388,062

Financing Activities
Principal Payments on Debt	(450,000)	(450,000)	(450,000)
Repurchase of Common Stock	(1,269,217)	(665,558)	(584,483)

Net Cash Used in Financing Activities	(1,719,217)	(1,115,558)	(1,034,483)

Increase (Decrease) in Cash and Cash Equivalents	643,565	(1,123,404)	2,024,411
Cash and Cash Equivalents:
Beginning of Year	6,363,786	7,487,190	5,462,779

End of Year	$7,007,351	$6,363,786	$7,487,190

See Accompanying Notes to Financial Statements

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1.     Nature of Operations

      Redhook Ale Brewery, Incorporated (the “Company”) was formed in 1981 to brew and sell craft beer. The Company produces its specialty bottled and draft products in its two technologically advanced, Company-owned breweries, one in the Seattle suburb of Woodinville, Washington and the other in Portsmouth, New Hampshire. Each brewery also operates a pub on the premises, promoting the Company’s products, offering dining and entertainment facilities, and selling retail merchandise. Since 1997, the Company’s products have been distributed in the United States in 48 states.

      In 1994, the Company completed the initial phase of construction on its Woodinville Brewery and began operations. Prior to 1994, all brewing was completed by the Company’s Fremont Brewery.

      In October 1994, the Company executed an agreement (the “Distribution Alliance” or the “Alliance”) with Anheuser-Busch, Incorporated (“A-B”). The Alliance consists of a long-term national distribution agreement (the “A-B Distribution Agreement”) and an investment by A-B in the Company (the “A-B Investment Agreement”). The Alliance gives the Company access to A-B’s national distribution network to distribute its products. Pursuant to the A-B Investment Agreement, A-B invested approximately $30 million to purchase 1,289,872 shares of the Company’s convertible redeemable Series B Preferred Stock (the “Series B Preferred Stock”) and 953,470 shares of the Company’s Common Stock (“Common Stock”), including 716,714 shares issued concurrent with the Company’s initial public offering. As of December 31, 2002, A-B held 29.5% of the Company’s outstanding shares of Common Stock, calculated on a Fully Diluted Basis.

      In August 1995, the Company completed the sale of 2,193,492 shares of common stock through an initial public offering in addition to the 716,714 common shares purchased by A-B. The net proceeds of the Offerings totaled approximately $46 million.

      In 1996, construction on the Portsmouth Brewery was completed and brewing operations began. Additional phases of construction on the Woodinville Brewery were completed in 1996 and 1997.

      In 1998, the Company curtailed its brewing operations at its Fremont Brewery, located in a Seattle, but continued to operate its Trolleyman Pub at the Fremont location as well as house the Company’s corporate offices. In September 2002, the Company closed the Trolleyman Pub and moved its corporate offices to the Woodinville Brewery location.

2.     Significant Accounting Policies

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

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

statement of operations. Depreciation and amortization is computed using the straight-line method over the following estimated useful lives:

Buildings	31 - 40 years
Brewery equipment	20 - 25 years
Furniture, fixtures and other equipment	2 - 10 years
Leasehold improvements	Lesser of lease term or useful life
Vehicles	5 years

Long-Lived Assets

      The Company evaluates potential impairment of long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes procedures for review of recoverability and measurement of impairment, if necessary, of long-lived assets, goodwill and certain identifiable intangibles. When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to projected future undiscounted cash flows in addition to other quantitative and qualitative analyses. Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss by a charge against current operations. Fixed assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. During 2002, the Company performed an analysis of its brewery assets to determine if an impairment might exist. The Company’s estimate of future undiscounted cash flows indicated that such carrying values were expected to be recovered.

Revenue Recognition

      The Company’s revenue recognition practices are in compliance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. The Company recognizes revenue from product sales, net of excise taxes and certain fees the Company must pay in connection with sales to A-B, when the products are shipped to customers.

Income Taxes

      The Company records federal and state income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, whereby deferred taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. These deferred tax assets and liabilities are measured under the provisions of the currently enacted tax laws. The Company will establish a valuation allowance if it is more likely than not that these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

Advertising Expenses

      Advertising costs, including production costs, are expensed as incurred. For the years ended December 31, 2002, 2001, and 2000, advertising expenses totaled $788,000, $1,333,000, and $2,460,000 respectively.

Segment Information

      The Company operates in one principal business segment as a manufacturer of beer and ales across domestic markets.

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

      The Company accounts for its employee stock-based compensation plans using the intrinsic value method, as prescribed by Accounting Principle Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. Under APB 25, because the Company’s employee stock options are granted at an exercise price equal to the fair market value of the underlying Common Stock on the date of the grant, no compensation expense is recognized. As permitted, the Company has elected to adopt the disclosure only provisions of SFAS 148, Accounting for Stock-Based Compensation.

      The following table illustrates the effect on net income (loss) and earnings (loss) per share for the years ended December 31, 2002, 2001 and 2000 had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS 148.

	Year Ended December 31,

	2002	2001	2000

Reported net income (loss)	$(1,133,283)	$(1,318,257)	$(728,207)
Add: Stock-based employee compensation expense as reported under APB 25	—	—	—
Less: Stock-based employee compensation expense determined under SFAS 148 fair value based method for all options, net of related tax effects	(219,518)	(154,761)	(235,249)

Pro forma net income (loss)	$(1,352,801)	$(1,473,018)	$(963,456)

Reported basic and diluted earnings (loss) per share	$(0.18)	$(0.19)	$(0.10)
Pro forma basic and diluted earnings (loss) per share	$(0.21)	$(0.21)	$(0.13)

      The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2002	2001	2000

Expected life of option	5 yrs.	5 yrs.	5 yrs.
Risk-free interest rate	3.25%	4.63%	6.75%
Volatility of the Company’s stock	63.3%	54.4%	82.3%
Dividend yield on the Company’s stock	0.0%	0.0%	0.0%

      The weighted average estimated fair value of options granted during the years ended December 31, is as follows:

	2002	2001	2000

Total number of options granted	296,800	590,600	95,000
Estimated fair value of each option granted	$1.04	$0.90	$1.06
Total estimated fair value of all options granted	$308,000	$531,000	$100,700

      In accordance with SFAS 148, the weighted average estimated fair value of stock options granted is required to be based on a theoretical statistical model using the preceding Black-Scholes assumptions. In actuality, because Company stock options do not trade on a secondary exchange, employees can receive no value nor derive any benefit from holding stock options under these plans without an increase, above the grant

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

price, in the market price of the Company’s stock. Such an increase in stock price would benefit all stockholders commensurately. Refer to the table of options currently outstanding in Note 8 for the weighted average exercise price for options granted during 2002, 2001 and 2000.

     Earnings (Loss) per Share

      The Company follows SFAS No. 128, Earnings per Share. Basic loss per share is calculated using the weighted average number of shares of common stock outstanding. The calculation of adjusted weighted average shares outstanding for purposes of computing diluted earnings per share includes the dilutive effect of all outstanding convertible redeemable preferred stock and outstanding stock options for the periods when the Company reports net income. The convertible preferred stock and outstanding stock options have been excluded from the calculation of diluted loss per share for the years ended December 31, 2002, 2001 and 2000, because their effect is antidilutive. The calculation uses the treasury stock method and the as if converted method in determining the resulting incremental average equivalent shares outstanding as applicable.

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

     Recently Issued Accounting Standards

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement provides guidance on the recognition, measurement and reporting of certain costs related to exit or disposal activities and is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 is effective as of January 1, 2003. Management does not expect adoption of SFAS 146 to have a material impact on the Company’s financial condition or results of operations.

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

3.	Inventories

      Inventories consist of the following:

	December 31,

	2002	2001

Raw materials	$1,060,760	$960,817
Work in process	797,712	858,710
Finished goods	341,963	404,027
Promotional merchandise	413,676	630,554
Packaging materials	218,316	285,182

	$2,832,427	$3,139,290

      Work in process is beer held in fermentation prior to the filtration and packaging process.

4.	Fixed Assets

      Fixed assets consist of the following:

	December 31,

	2002	2001

Land and improvements	$4,599,282	$4,599,282
Buildings	35,717,678	35,674,357
Brewery equipment	45,244,253	44,911,502
Furniture, fixtures and other equipment	3,605,166	3,640,925
Leasehold improvements	—	176,651
Vehicles	81,730	81,730
Construction in progress	51,881	—

	89,299,990	89,084,447
Less accumulated depreciation and amortization	20,939,274	18,115,944

	$68,360,716	$70,968,503

5.	Fremont Brewery

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

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

6.	Debt

      Long-term debt consists of the following:

	December 31,

	2002	2001

Term Loan, payable to bank monthly at $37,500, plus accrued interest, interest at 3.2% at December 31, 2002, due June 5, 2007	$6,525,000	$6,975,000
Current portion	(450,000)	(450,000)

	$6,075,000	$6,525,000

      Annual principal payments required on debt:

2003	$450,000
2004	450,000
2005	450,000
2006	450,000
2007	4,725,000

$6,525,000

      The Company has a credit agreement with a bank under which a term loan (the “Term Loan”) and a $10 million revolving credit facility (the “Revolving Facility”) are provided. The Term Loan, which originated in June 1997 upon the conversion of a $9 million secured credit facility, had a five-year term with a 20-year amortization schedule. In June 2001, the credit agreement was amended to extend the maturity date on the Term Loan to June 5, 2007. In June 2002, the credit agreement was amended to extend the commitment period for the Revolving Facility to July 1, 2004. The Term Loan and the Revolving Facility are secured by substantially all of the Company’s assets. Through June 4, 2002, interest on the Term Loan accrued at a variable rate based on the London Inter Bank Offered Rate (“LIBOR”) plus 1.25%. Effective June 5, 2002, interest on the Term Loan accrued at LIBOR plus 1.75%. The interest rate on the Revolving Facility is the applicable LIBOR plus 1.00% to 2.00%, depending on the Company’s funded debt ratio. The Company has the option to fix the applicable interest rate for up to twelve months by selecting LIBOR for one- to twelve-month periods as a base. As of December 31, 2002, there were no borrowings outstanding on the Revolving Facility. The Company was in compliance with all covenants mandated by the credit agreement for all quarters and the year ended December 31, 2002. The termination of the A-B Distribution Agreement for any reason or the failure by the Company to perform any of its material obligations under the A-B Investment Agreement would constitute an event of default under the credit agreement and the bank may declare the entire outstanding loan balance immediately due and payable.

      The Company made interest payments totaling $233,000, $425,000 and $594,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

7.     Convertible Redeemable Preferred Stock

      Convertible redeemable preferred stock outstanding is as follows:

	December 31,

	2002	2001

Series B, par value $0.005 per share, issued and outstanding 1,289,872 shares; net of unamortized offering costs	$16,188,255	$16,143,855

      There are 10,000,000 shares of preferred stock authorized. All shares of Series A Preferred Stock previously issued by the Company were automatically converted to an equal number of common shares upon the closing of the Company’s initial public offering in August 1995.

      During 1994, the Board of Directors designated 1,289,872 preferred shares as Series B Preferred Stock. In November 1994, the Company sold all authorized shares of Series B Preferred Stock to A-B for approximately $16.3 million, or $12.61 per share. The difference between the issuance price, net of offering costs, of the convertible redeemable preferred stock and the redemption value is accreted periodically through the redemption date of December 31, 2004 by a charge of $44,000 per year to retained earnings.

      The A-B Investment Agreement provides that, to the extent A-B’s ownership exceeds 30% of the outstanding shares of Common Stock, calculated on a Fully Diluted Basis, as a result of a rights offering, A-B will, in certain circumstances, take steps to divest itself of such shares no later than the later of (i) one year from the date of such purchase or acquisition and (ii) the earliest period in which such shares may be sold pursuant to Rule 144 under the Securities Act of 1933, as amended. As of December 31, 2002, A-B held 29.5% of the Company’s outstanding shares of Common Stock, calculated on a Fully Diluted Basis.

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

      Each share of Series B Preferred Stock is entitled to as many votes as the number of shares of Common Stock into which it is convertible. The conversion rate is one share of Common Stock for each share of Series B Preferred Stock, subject to antidilution adjustment under certain circumstances. The Series B Preferred Stock is convertible to Common Stock at any time by its holder and is subject to automatic conversion under certain circumstances on December 31, 2004 or December 31, 2014. The Company has reserved a sufficient number of shares of Common Stock to issue if these Series B Preferred Stock shares were converted to Common Stock.

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

      The Company is required to redeem all shares of outstanding Series B Preferred Stock on December 31, 2004, or on December 31, 2014, under certain conditions relating to a termination of the Distribution Alliance by A-B. In the event that the A-B Distribution Agreement is terminated by A-B for cause, as defined in the A-B Distribution Agreement, the Company may, at its option, at any time, elect to redeem all or a portion of the Series B Preferred Stock at a redemption price equal to $12.61 per share, plus any accumulated and unpaid dividends.

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The A-B Distribution Agreement has a stated term of 20 years, but is subject to one-time early termination by either party without cause on December 31, 2004. The A-B Distribution Agreement is also terminable at any time by either party for cause. In the event that the A-B Distribution Agreement is terminated on or before December 31, 2004, the terms of the Series B Preferred Stock held by A-B require the mandatory redemption of the Series B Preferred Stock on December 31, 2004, at a redemption price equal to $12.61 per share (approximately $16.3 million in the aggregate), plus an amount equal to accumulated and unpaid dividends thereon, if any. The terms of the Series B Preferred Stock further provide that, if at the time of the mandatory redemption the Company has insufficient legally available funds to redeem all shares of Series B Preferred Stock, then all funds that are legally available must be used to redeem Series B Preferred Stock. At any time thereafter when additional funds of the Company become legally available, such funds must be immediately used to redeem additional shares of Series B Preferred Stock.

      The termination of the A-B Distribution Agreement for any reason or the failure by the Company to perform any of its material obligations under the A-B Investment Agreement would also constitute an event of default under the Company’s bank credit agreement. Upon default, the bank may declare the entire outstanding term loan balance immediately due and payable. If the loan balance became due and payable, such payment would have seniority over the redemption of the Series B Preferred Stock. If this were to occur, it would be unlikely that the Company could satisfy its obligations under the term loan. In all events, unless additional capital were raised, the Company would not have sufficient liquidity to satisfy both its obligation under the term loan and its obligation to redeem the Series B Preferred Stock. The Company could seek to refinance its term loan with one or more banks or obtain additional equity capital, however, there can be no assurance the Company would be able to access additional capital to meet its needs or that such additional capital would be at commercially reasonable terms.

      In addition, if the A-B Distribution Agreement were terminated, it would be extremely difficult for the Company to rebuild its distribution network without a severe negative impact on the Company’s sales and results of operations. There cannot be any guarantee that the Company would be successful in rebuilding all, or part, of its distribution network.

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

8.     Common Stockholders’ Equity

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

Repurchase of Common Stock

      Since May 2000, the Board of Directors has authorized the repurchase of 1.5 million shares of the Company’s outstanding shares of Common Stock. In May 2000, the Board of Directors initially authorized the repurchase of up to 500,000 shares. Three subsequent resolutions were passed by the Board of Directors authorizing the repurchase of additional shares: in January 2001 for an additional 250,000 shares, in November 2001 for an additional 250,000 shares and in August 2002 for an additional 500,000 shares. During 2002, 594,000 shares of Common Stock were purchased in the open market for $1,269,000. As of December 31, 2002, a total of 1,362,000 shares of Common Stock had been purchased in the open market for an aggregate expenditure of $2,519,000.

Stock Option Plans

      In 2002, the Company’s shareholders approved the 2002 Stock Option Plan (the “2002 Plan”). The maximum number of shares of common stock for which options may be granted during the term of the 2002 Plan is 346,000. The Compensation Committee of the Board of Directors administers the 2002 Plan, determining to whom options are to be granted, the number of shares of common stock for which the options are exercisable, the purchase prices of such shares, and all other terms and conditions. In 2002, options granted to employees of the Company under the 2002 Plan vest over a five-year period and options granted to the Company’s Board of Directors under the 2002 Plan become exercisable six months after the grant date. Options were granted at an exercise price equal to fair market value of the underlying Common Stock on the grant date and will terminate on the tenth anniversary of the grant date.

      In 1993, the Company’s shareholders approved the 1992 Stock Incentive Plan (the “1992 Plan”) and the Directors Stock Option Plan (the “Directors Plan”). The plans, amended in May 1996, provide for 1,270,000 and 170,000 shares of common stock for option grants, respectively. Employee options generally vest over a five-year period while director options become exercisable six months after the grant date. Vested options are generally exercisable for ten years from the date of grant. Although the expiration of the 1992 Plan and the Directors Plan in October 2002 prevents any further option grants under these plans, the provisions of these plans remain in effect until all options terminate or are exercised. As of December 31, 2002, there were no options available for future grant under the 1992 Plan or Directors Plan.

      In September 1990, the Company reserved 120,000 shares of common stock for the shareholder approved 1990 Incentive Stock Option Plan. Options for 120,000 shares were granted at that time with an exercise price equal to the estimated fair market value. The exercise price increased from the original price by 5% per year until full vesting occurred. These options vested over five years and were exercisable for ten years from the date of grant. As of December 31, 2000, no options remained outstanding under this plan.

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Presented below is a summary of stock option plans’ activity for the years shown:

	Shares of
	Common	Weighted	Options	Weighted
	Stock	Average	Exercisable	Average
	Under the	Exercise	at End of	Exercise
	Plans	Price	Year	Price

Balance at January 1, 2000	1,262,532	$9.36	631,272	$11.84
Granted	95,000	1.55
Exercised	—	—
Canceled	(610,780)	11.47

Balance at December 31, 2000	746,752	6.64	395,702	8.75
Granted	590,600	1.86
Exercised	—	—
Canceled	(129,260)	7.00

Balance at December 31, 2001	1,208,092	4.27	439,622	7.57
Granted	296,800	2.03
Exercised	—	—
Canceled	(97,290)	5.16

Balance at December 31, 2002	1,407,602	$3.73	555,631	$6.17

      During the year ended December 31, 2000, officers of the Company voluntarily returned 567,000 options previously granted to them under the 1992 Stock Incentive Plan. No consideration or additional options were given or promised in exchange for this forfeiture. This activity is reflected as Canceled in the summary of stock option plans’ activity above.

      The following table summarizes information for options currently outstanding and exercisable at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Yrs)	Price	Exercisable	Price

$ 1.49 to $ 1.82	107,000	7.64	$1.58	68,250	$1.58
1.87 to 1.87	552,710	8.59	1.87	110,990	1.87
2.02 to 2.02	281,601	9.66	2.02	—	—
2.43 to 5.73	311,349	6.23	4.36	221,449	4.43
7.00 to 22.75	136,842	3.15	12.18	136,842	12.18
25.50 to 25.50	18,100	2.91	25.50	18,100	25.50

$ 1.49 to $25.50	1,407,602	7.61	$3.73	555,631	$6.17

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Under the terms of the Company’s incentive stock option plans, employees and directors may be granted options to purchase the Company’s common stock at the market price on the date the option is granted. At December 31, 2002, 2001 and 2000, a total of 64,399, 104,261 and 565,601 options, respectively, were available for future grants under the plans.

      The Company has reserved approximately 2.8 million shares of common stock for future issuance related to potential stock option exercises and conversion of the Series B Preferred Stock.

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

9.     Earnings (Loss) Per Share

      The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Year Ended December 31,

	2002	2001	2000

Basic and diluted earnings (loss) per share computation:
Numerator:
Net income (loss)	$(1,133,283)	$(1,318,257)	$(728,207)
Preferred stock accretion	(44,400)	(44,400)	(44,400)

Numerator – income (loss) available to common stockholders	$(1,177,683)	$(1,362,657)	$(772,607)

Denominator:
Weighted-average common shares	6,689,189	7,070,801	7,632,628

Basic and diluted earnings (loss) per share	$(0.18)	$(0.19)	$(0.10)

      The convertible redeemable preferred stock and outstanding stock options have been excluded from the calculation of diluted loss per share for the years ended December 31, 2002, 2001 and 2000 because their effect is antidilutive.

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

10.     Income Taxes

      The components of income tax expense (benefit) are as follows:

	Year Ended December 31,

	2002	2001	2000

Current	$30,344	$21,706	$22,792
Deferred	(155,954)	(700,809)	(350,918)

	$(125,610)	$(679,103)	$(328,126)

      The current tax expense is attributable to state taxes.

      A reconciliation between the U.S. federal statutory tax rate and the Company’s effective tax rate is presented below:

	Year Ended December 31,

	2002	2001	2000

Federal statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	2.6	2.5	2.4
Permanent differences, primarily meals and entertainment	(4.8)	(2.8)	(4.9)
Other items, net	(0.3)	0.3	(0.4)
Valuation allowance	(21.5)	—	—

	10.0%	34.0%	31.1%

      Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,

	2002	2001

Deferred tax liabilities:
Tax-over-book depreciation	$11,252,106	$10,832,992
Other	119,213	138,837

	11,371,319	10,971,829
Deferred tax assets:
NOL and AMT credit carryforwards	10,923,999	10,160,532
Other	249,461	235,957
Valuation allowance	(270,939)	—

	10,902,521	10,396,489

Net deferred tax liability	$468,798	$575,340

      As of December 31, 2002, the primary components of the Company’s deferred tax asset presented above were: federal operating loss carryforwards of $28.7 million, or $9.8 million tax-effected; federal alternative minimum tax credit carryforwards of $135,000; and state operating loss carryforwards of $994,000 tax-effected. The federal operating loss carryforwards expire from 2012 through 2022; alternative minimum tax credit carryforwards can be utilized to offset regular tax liabilities in future years and have no expiration date; and state net operating loss carryforwards expire from 2002 through 2017. In 2002, the Company received a $49,000 refund resulting from the carryback of a federal alternative minimum tax credit to reduce a prior year’s tax liability. The alternative minimum tax credit had been reflected as a deferred tax asset as of December 31, 2001.

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

      In accordance with SFAS No. 109, the Company established a valuation allowance of $271,000 in 2002 related to state net operating tax loss carryforwards. The Company evaluates the potential recoverability of its deferred tax assets on a quarterly basis and, to the extent necessary, records a valuation allowance when circumstances indicate that the deferred tax asset may expire before the Company is able to utilize the tax benefit. Realization of the benefit is dependent on the Company’s ability to generate future U.S. taxable income.

11.     Commitments

      In November 2002, the Company’s lease of its Fremont Brewery facility expired. The corporate office, located in the facility, was relocated to vacant office space at the Woodinville Brewery, and the Trolleyman Pub, also located in the Fremont Brewery facility, was closed. In conjunction with the closure and subsequent relocation, the Company recorded a $73,000 loss on disposal of assets.

      In May 1995, the Company entered into an agreement to lease the land on which the New Hampshire Brewery was subsequently constructed. The initial lease period runs through April 2047 and may be extended at the Company’s option for two additional seven-year terms. The lease also provides the Company with the first right of refusal to purchase the premises should the lessor receive an offer to sell the property to a third party. The monthly rent commenced upon the completion of the facility, and can escalate up to 5% at the end of every five-year period.

      Rent expense for the years ended December 31, 2002, 2001 and 2000 totaled $527,000, $567,000 and $553,000, respectively.

      Minimum aggregate future lease payments under noncancelable operating leases as of December 31, 2002 are as follows:

2003	$267,449
2004	266,529
2005	260,229
2006	252,652
2007	250,568
Thereafter	9,845,239

$11,142,666

      The Company periodically enters into commitments to purchase natural gas and certain raw materials in the normal course of business. Furthermore, the Company has entered into purchase commitments to ensure it has the necessary supply of hops to meet future production requirements. Hop commitments are for crop years through 2006. The Company believes that hop commitments in excess of future requirements, if any, will not materially affect its financial condition or results of operations.

12.     Employee Benefit Plan

      The Company maintains a 401(k) savings plan for employees age 21 years or older with at least six months of service. Employee contributions may not exceed a specific dollar amount determined by law and rules of the Internal Revenue Service. The Company matches 100% of each dollar contributed by a participant employed by the Company on the last day of the calendar year, with a maximum matching contribution of 4% of a participant’s compensation. The Company’s contributions to the plan vest incrementally over five years of service by the employee. The Company’s contributions to the plan totaled $214,000, $203,000 and $186,000 in 2002, 2001 and 2000, respectively.

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

13.     Financial Instruments, Major Customers, and Related-Party Transactions

      Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables and interest-bearing deposits. The Company’s interest-bearing deposits are placed with major financial institutions. While wholesale distributors and A-B account for substantially all accounts receivable, this concentration risk is limited due to the number of distributors, their geographic dispersion, and state laws regulating the financial affairs of distributors of alcoholic beverages.

      The Company’s most significant non-Alliance wholesaler, K&L Distributors, Inc., an independent A-B distributor, accounted for approximately 13%, 14% and 16% of total sales in 2002, 2001 and 2000, respectively. Sales to A-B through the Distribution Alliance represented 63%, 62% and 60% of total sales, or $25,914,000, $24,990,000 and $22,582,000 (net of certain fees the Company must pay to A-B in connection with sales to A-B), in 2002, 2001 and 2000, respectively. Additional fees incurred by the Company related to A-B administrative and handling charges totaled $268,000, $238,000 and $216,000 in 2002, 2001 and 2000, respectively. The Company purchased certain materials through A-B totaling $4,115,000, $4,527,000 and $3,989,000 in 2002, 2001 and 2000, respectively. The net amount due to A-B was $281,000 as of December 31, 2002 and the net amount due from A-B was $199,000 as of December 31, 2001.

14.     Quarterly Financial Data (Unaudited)

	2002 Quarter Ended				2001 Quarter Ended

	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31

	(In thousands, except per share amounts)
Sales	$9,880	$10,691	$11,420	$8,921	$9,944	$10,518	$10,757	$8,899
Less Excise Taxes	804	897	995	769	831	886	941	756

Net Sales	9,076	9,794	10,425	8,152	9,113	9,632	9,816	8,143
Cost of Sales	6,910	7,141	7,397	6,150	6,557	6,952	7,012	6,219

Gross Profit	2,166	2,653	3,028	2,002	2,556	2,680	2,804	1,924
Selling, General and Administrative Expenses	2,133	2,987	2,982	2,807	2,577	3,286	3,276	2,677

Operating Income (Loss)	33	(334)	46	(805)	(21)	(606)	(472)	(753)
Interest Expense	(58)	(62)	(56)	(54)	(66)	(92)	(106)	(130)
Other Income (Expense) — Net	22	(24)	8	25	29	61	67	92

Income (Loss) before Income Taxes	(3)	(420)	(2)	(834)	(58)	(637)	(511)	(791)
Income Tax Provision (Benefit)	—	(65)	—	(61)	(20)	(223)	(171)	(265)

Net Income (Loss)	$(3)	$(355)	$(2)	$(773)	$(38)	$(414)	$(340)	$(526)

Basic Earnings (Loss) per Share	$0.00	$(0.05)	$0.00	$(0.11)	$(0.01)	$(0.06)	$(0.05)	$(0.07)

Diluted Earnings (Loss) per Share	$0.00	$(0.05)	$0.00	$(0.11)	$(0.01)	$(0.06)	$(0.05)	$(0.07)

Barrels Shipped	54.3	58.4	63.1	50.1	55.5	57.9	60.1	49.6

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

      None.

PART III.

Item 10.	Directors and Executive Officers of the Registrant

      The response to this Item is contained in part in the Company’s definitive proxy statement for its 2003 Annual Meeting of Stockholders (the “2003 Proxy Statement”) under the captions “Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and the information contained therein is incorporated herein by reference. Information regarding executive officers is set forth in Part I, Item 4A, under the caption “Executive Officers of the Company.”

Item 11.	Executive Compensation

      The response to this Item is contained in the 2003 Proxy Statement under the caption “Executive Compensation,” and the information contained therein is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The response to this Item is contained in part in the 2003 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” and the information contained therein is incorporated herein by reference.

      The balance of the response to this Item is found in Part II, Item 5, under the caption “Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13.	Certain Relationships and Related Transactions

      The response to this Item is contained in the 2003 Proxy Statement under the caption “Certain Transactions,” and the information contained therein is incorporated herein by reference.

Item 14.	Controls and Procedures

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

PART IV.

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      The following documents are filed as part of this report:

1. Audited Financial Statements and Financial Statement Schedules

All other financial statement schedules are omitted because they were not required or the required information is included in the Financial Statements or Notes thereto.

2. Exhibits

The following exhibits are filed with or incorporated by reference into this report pursuant to Item 601 of Regulation S-K:

EXHIBIT NO. 3 Articles of Incorporation and Bylaws

3.1	Articles of Amendment to and Second Restatement of Articles of Incorporation of Registrant dated November 15, 1994; Articles of Amendment, dated November 15, 1994; and Articles of Amendment, dated June 15, 1995 (Incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-1, No. 33-94166)
3.2	Amended and Restated Bylaws of Registrant, dated May 22, 2001 (Incorporated by reference from Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended June 30, 2001);

EXHIBIT NO. 10 Material Contracts

Executive Compensation Plans and Agreements

10.1	Registrant’s Incentive Stock Option Plan, dated September 12, 1990 (Incorporated by reference from Exhibit 10.15 to the Company’s Registration Statement on Form S-1, No. 33-94166)
10.2	Amended and Restated Registrant’s Directors Stock Option Plan (Incorporated by reference from Exhibit 10.14 to the Company’s Registration Statement on Form S-1, No. 33-94166)
10.3	Amendment dated as of February 27, 1996, to Amended and Restated Registrant’s Directors Stock Option Plan (Incorporated by reference from Exhibit 10.32 to the Company’s Form 10-Q for the quarter ended June 30, 1996, No. 0-26542)
10.4	1992 Stock Incentive Plan, approved October 20, 1992, as amended, October 11, 1994 and May 25, 1995 (Incorporated by reference from Exhibit 10.16 to the Company’s Registration Statement on Form S-1, No. 33-94166)
10.5	Amendment dated as of July 25, 1996, to Registrant’s 1992 Stock Incentive Plan, as amended (Incorporated by reference from Exhibit 10.33 to the Company’s Form 10-Q for the quarter ended June 30, 1996, No. 0-26542)
10.6	Amendment dated as of February 27, 1996, to Registrant’s 1992 Stock Incentive Plan, as amended (Incorporated by reference from Exhibit 10.31 to the Company’s Form 10-Q for the quarter ended June 30, 1996, No. 0-26542)

10.7	2002 Stock Option Plan (Incorporated by reference from the Addendum to the Company’s Proxy Statement for 2002 Annual Meeting of Shareholders)
10.8	Employment Agreement between Registrant and Paul Shipman, dated November 1, 2000 (Incorporated by reference from Exhibit 10.43 to the Company’s Form 10-K for the year ended December 31, 2000)
10.9	Employment Agreement between Registrant and David J. Mickelson, dated August 1, 2000 (Incorporated by reference from Exhibit 10.27 to the Company’s Form 10-Q for the quarter ended September 30, 2000)
10.10	Employment Agreement between Registrant and Allen L Triplett, dated August 1, 2000 (Incorporated by reference from Exhibit 10.28 to the Company’s Form 10-Q for the quarter ended September 30, 2000)
10.11	Employment Agreement between Registrant and Pamela J. Hinckley, dated August 1, 2000 (Incorporated by reference from Exhibit 10.29 to the Company’s Form 10-Q for the quarter ended September 30, 2000)
10.12	Employment Agreement between Registrant and Greg Marquina, dated August 1, 2000 (Incorporated by reference from Exhibit 10.41 to the Company’s Form 10-Q for the quarter ended September 30, 2000)
10.13	Employment Agreement between Registrant and Gerard C. Prial, dated August 1, 2000 (Incorporated by reference from Exhibit 10.46 to the Company’s Form 10-K for the year ended December 31, 2001)

Other Material Contracts

10.14	Investment Agreement dated as of October 18, 1994, between the Registrant and Anheuser-Busch, Incorporated (Incorporated by reference from Exhibit 10.4 to the Company’s Registration Statement on Form S-1, No. 33-94166)
10.15	Registration Rights Agreement dated as of October 18, 1994, between Registrant and Anheuser-Busch, Incorporated (Incorporated by reference from Exhibit 10.7 to the Company’s Registration Statement on Form S-1, No. 33-94166)
10.16	Master Distributor Agreement between Registrant and Anheuser-Busch, Incorporated, dated October 18, 1994 (Incorporated by reference from Exhibit 10.21 to the Company’s Registration Statement on Form S-1, No. 33-94166)*
10.17	Amendment No. 1 dated as of June 26, 1996, to Master Distribution Agreement between Registrant and Anheuser-Busch, Incorporated, dated October 18, 1994 (Incorporated by reference from Exhibit 10.30 to the Company’s Form 10-Q for the quarter ended June 30, 1996, No. 0-26542)
10.18	Letter Agreement dated as of July 31, 1995, between Registrant and Anheuser-Busch, Incorporated (Incorporated by reference from Exhibit 10.25 to the Company’s Registration Statement on Form S-1, No. 33-94166)
10.19	Consent, Waiver and Amendment, dated September 19, 1997, to Master Distributor Agreement between Registrant and Anheuser-Busch, Incorporated, dated October 18, 1994 (Incorporated by reference from Exhibit 10.36 to the Company’s Form 10-Q for the quarter ended September 30, 1997, No. 0-26542)
10.20	Purchasing Agreement dated as of March 27, 1998, between Registrant and Anheuser-Busch, Incorporated (Incorporated by reference from Exhibit 10.37 to the Company’s Form 10-Q for the quarter ended March 31, 1998)
10.21	Purchasing Agreement dated as of November 21, 2002, between Registrant and Anheuser-Busch, Incorporated
10.22	Multi-Tenant Lease between the Quadrant Corporation and Registrant, dated June 1, 1987, as amended, November 5, 1987, February 1, 1988, March 29, 1988, June 27, 1988, October 27, 1988, June 18, 1991, October 1, 1991, December 22, 1992 and March 31,1993 (Incorporated by reference from Exhibit 10.9 to the Company’s Registration Statement on Form S-1, No. 33-94166)
10.23	Sublease between Pease Development Authority as Sublessor and Registrant as Sublessee, dated May 30, 1995 (Incorporated by reference from Exhibit 10.11 to the Company’s Registration Statement on Form S-1, No. 33-94166)

10.24	Assignment of Sublease and Assumption Agreement dated as of July 1, 1995, between Registrant and Redhook of New Hampshire, Inc. (Incorporated by reference from Exhibit 10.24 to the Company’s Registration Statement on Form S-1, No. 33-94166)
10.25	Amended and Restated Credit Agreement between U.S. Bank of Washington, National Association and Registrant, dated June 5, 1995 (Incorporated by reference from Exhibit 10.18 to the Company’s Registration Statement on Form S-1, No. 33-94166)
10.26	First Amendment dated as of July 25, 1996, to Amended and Restated Credit Agreement between U.S. Bank of Washington, National Association and Registrant, dated June 5, 1995 (Incorporated by reference from Exhibit 10.34 to the Company’s Form 10-Q for the quarter ended September 30, 1996, No. 0-26542)
10.27	Second Amendment to Amended and Restated Credit Agreement between U.S. Bank of Washington, National Association and Registrant, dated September 15, 1997 (Incorporated by reference from Exhibit 10.35 to the Company’s Form 10-Q for the quarter ended September 30, 1997, No. 0-26542)
10.28	Third Amendment to Amended and Restated Credit Agreement between U.S. Bank of Washington, National Association and Registrant, dated February 22, 1999 (Incorporated by reference from Exhibit 10.38 to the Company’s Form 10-Q for the quarter ended March 31, 1999)
10.29	Fourth Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and Registrant, dated August 10, 2000 (Incorporated by reference from Exhibit 10.42 to the Company’s Form 10-Q for the quarter ended September 30, 2000)
10.30	Fifth Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and Registrant, dated June 19, 2001 (Incorporated by reference from Exhibit 10.44 to the Company’s Form 10-Q for the quarter ended June 30, 2001)
10.31	Sixth Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and Registrant, dated December 31, 2001 (Incorporated by reference from Exhibit 10.45 to the Company’s Form 10-K for the year ended December 31, 2001)
10.32	Seventh Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and Registrant, dated June 21, 2002 (Incorporated by reference from Exhibit 10.47 to the Company’s Form 10-Q for the quarter ended June 30, 2002)

EXHIBIT NO. 21 Subsidiaries of the Registrant

21.1	Subsidiaries of the Registrant (Incorporated by reference from Exhibit 21.1 to the Company’s Registration Statement on Form S-1, No. 33-94166)

EXHIBIT NO. 23 Consents of Experts and Counsel

23.1	Consent of Ernst & Young LLP, Independent Auditors

(*)	Confidential treatment has been granted for portions of this document.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 28, 2003.

REDHOOK ALE BREWERY, INCORPORATED

By	/s/ DAVID J. MICKELSON

David J. Mickelson
Executive Vice President,
Chief Financial Officer and
Chief Operating Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL S. SHIPMAN Paul S. Shipman	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 28, 2003

/s/ DAVID J. MICKELSON David J. Mickelson	Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)	March 28, 2003

/s/ ANNE M. MUELLER Anne M. Mueller	Controller and Treasurer (Principal Accounting Officer)	March 28, 2003

/s/ FRANK H. CLEMENT Frank H. Clement	Director	March 28, 2003

/s/ JERRY D. JONES Jerry D. Jones	Director	March 28, 2003

/s/ PATRICK J. MCGAULEY Patrick J. McGauley	Director	March 28, 2003

/s/ ANTHONY J. SHORT Anthony J. Short	Director	March 28, 2003

/s/ WALTER F. WALKER Walter F. Walker	Director	March 28, 2003

54

CERTIFICATIONS

I, Paul S. Shipman, certify that:

1.	I have reviewed this annual report on Form 10-K of Redhook Ale Brewery, Incorporated;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

	BY:	/s/ Paul S. Shipman

Paul S. Shipman President and Chief Executive Officer

CERTIFICATIONS

     I, David J. Mickelson, certify that:

1.	I have reviewed this annual report on Form 10-K of Redhook Ale Brewery, Incorporated;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

d)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
	BY:	/s/ David J. Mickelson

David J. Mickelson Executive Vice President, Chief Financial Officer and Chief Operating Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
(SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

     In connection with the Annual Report of Redhook Ale Brewery, Incorporated (the “Company”) on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Paul S. Shipman, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, that:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 28, 2003
	BY:	/s/ Paul S. Shipman

Paul S. Shipman President and Chief Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
(SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

     In connection with the Annual Report of Redhook Ale Brewery, Incorporated (the “Company”) on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, David J. Mickelson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, that:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 28, 2003
	BY:	/s/ David J. Mickelson

David J. Mickelson Executive Vice President, Chief Financial Officer and Chief Operating Officer