Form 10-Q
period 2003-03-31
REDHOOK ALE BREWERY INC
filed 2003-05-14
CIK 892222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from to

COMMISSION FILE NUMBER 0-26542

REDHOOK ALE BREWERY, INCORPORATED

(Exact name of registrant as specified in its charter)

Washington	91-1141254
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14300 NE 145th Street, Suite 210 Woodinville, Washington	98072-9045
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (425) 483-3232

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

The number of shares of the registrant’s Common Stock outstanding as of April 30, 2003 was 6,240,706.

Page 1 of 20 sequentially numbered pages

REDHOOK ALE BREWERY, INCORPORATED

FORM 10-Q

For The Quarterly Period Ended March 31, 2003

		Page

PART I	Financial Information
ITEM 1.	Financial Statements
	Balance Sheets as of March 31, 2003 and December 31, 2002	3
	Statements of Operations for the Three Months Ended March 31, 2003 and 2002	4
	Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002	5
	Notes to Financial Statements	6
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	17
ITEM 4.	Controls and Procedures	17
PART II	Other Information
ITEM 6.	Exhibits and Reports on Form 8-K	17

PART I.

ITEM 1. Financial Statements

REDHOOK ALE BREWERY, INCORPORATED

BALANCE SHEETS

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$4,920,529	$7,007,351
Accounts Receivable	1,850,275	1,490,517
Inventories	3,021,366	2,832,427
Other	260,230	238,268

Total Current Assets	10,052,400	11,568,563
Fixed Assets, Net	68,010,434	68,360,716
Other Assets	61,356	52,592

Total Assets	$78,124,190	$79,981,871

LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,080,981	$2,270,450
Accrued Salaries, Wages and Payroll Taxes	1,417,822	1,635,463
Refundable Deposits	2,588,918	2,546,628
Other Accrued Expenses	318,143	320,470
Current Portion of Long-Term Debt	450,000	450,000

Total Current Liabilities	6,855,864	7,223,011

Long-Term Debt, Net of Current Portion	5,962,500	6,075,000

Deferred Income Taxes, Net	468,798	468,798

Commitments
Convertible Redeemable Preferred Stock	16,199,355	16,188,255

Common Stockholders’ Equity:
Common Stock, Par Value $0.005 per Share, Authorized, 50,000,000 Shares; Issued and Outstanding, 6,245,546 Shares in 2003 and 6,326,146 Shares in 2002	31,228	31,631
Additional Paid-In Capital	54,293,770	54,477,181
Accumulated Deficit	(5,687,325)	(4,482,005)

Total Common Stockholders’ Equity	48,637,673	50,026,807

Total Liabilities, Preferred Stock and Common Stockholders’ Equity	$78,124,190	$79,981,871

See Accompanying Notes to Financial Statements

REDHOOK ALE BREWERY, INCORPORATED

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Sales	$8,671,200	$8,921,288
Less Excise Taxes	733,014	768,832

Net Sales	7,938,186	8,152,456
Cost of Sales	6,266,742	6,149,819

Gross Profit	1,671,444	2,002,637
Selling, General and Administrative Expenses	2,833,274	2,807,660

Operating Income (Loss)	(1,161,830)	(805,023)
Interest Expense	51,012	53,965
Other Income (Expense) — Net	18,622	24,595

Income (Loss) before Income Taxes	(1,194,220)	(834,393)
Income Tax Provision (Benefit)	—	(60,911)

Net Income (Loss)	$(1,194,220)	$(773,482)

Basic Earnings (Loss) per Share	$(0.19)	$(0.11)

Diluted Earnings (Loss) per Share	$(0.19)	$(0.11)

See Accompanying Notes to Financial Statements

REDHOOK ALE BREWERY, INCORPORATED

STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Operating Activities
Net Income (Loss)	$(1,194,220)	$(773,482)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	766,846	783,076
Deferred Income Taxes, Net	—	(67,373)
Net Change in Operating Assets and Liabilities	(954,539)	(273,471)

Net Cash Used in Operating Activities	(1,381,913)	(331,250)

Investing Activities
Expenditures for Fixed Assets	(408,595)	(195,930)
Other, Net	—	(3,113)

Net Cash Used in Investing Activities	(408,595)	(199,043)

Financing Activities
Principal Payments on Debt	(112,500)	(112,500)
Repurchase of Common Stock	(183,814)	(229,933)

Net Cash Used in Financing Activities	(296,314)	(342,433)

Increase (Decrease) in Cash and Cash Equivalents	(2,086,822)	(872,726)
Cash and Cash Equivalents:
Beginning of Period	7,007,351	6,363,786

End of Period	$4,920,529	$5,491,060

See Accompanying Notes to Financial Statements

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

     The accompanying financial statements and related notes of Redhook Ale Brewery, Incorporated (the “Company”) should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These financial statements are unaudited but, in the opinion of management, reflect all material adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. All such adjustments were of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results of operations for the full year.

2. Earnings (Loss) per Share

     The Company follows Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 128, Earnings per Share. Basic loss per share is calculated using the weighted average number of shares of Common Stock outstanding. The calculation of adjusted weighted average shares outstanding for purposes of computing diluted earnings per share includes the dilutive effect of all outstanding convertible redeemable preferred stock and outstanding stock options for the periods when the Company reports net income. The convertible preferred stock and outstanding stock options have been excluded from the calculation of diluted loss per share for the quarters ended March 31, 2003 and 2002 because their effect is antidilutive. The calculation uses the treasury stock method and the as if converted method in determining the resulting incremental average equivalent shares outstanding as applicable.

     The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended
	March 31,

	2003	2002

Basic and diluted earnings (loss) per share computation:
Numerator:
Net income (loss)	$(1,194,220)	$(773,482)
Preferred stock accretion	(11,100)	(11,100)

Numerator — income (loss) available to common stockholders	$(1,205,320)	$(784,582)

Denominator:
Weighted average common shares	6,291,916	6,868,733

Basic and diluted earnings (loss) per share	$(0.19)	$(0.11)

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS (Continued)
(Unaudited)

3. Inventories

     Inventories consist of the following:

	March 31,	December 31,
	2003	2002

Raw materials	$1,035,559	$1,060,760
Work in process	971,778	797,712
Finished goods	503,578	341,963
Promotional merchandise	376,586	413,676
Packaging materials	133,865	218,316

	$3,021,366	$2,832,427

     Work in process is beer held in fermentation tanks prior to the filtration and packaging process.

4. Stock Repurchase Program

     Since May 2000, the Board of Directors has authorized the repurchase of 1.5 million shares of the Company’s outstanding shares of Common Stock. In May 2000, the Board of Directors initially authorized the repurchase of up to 500,000 shares. Three subsequent resolutions were passed by the Board of Directors authorizing the repurchase of additional shares: in January 2001 for an additional 250,000 shares, in November 2001 for an additional 250,000 shares and in August 2002 for an additional 500,000 shares. During the three-month period ended March 31, 2003, 80,600 shares of Common Stock were purchased in the open market for $184,000. As of March 31, 2003, a total of 1,442,200 shares of Common Stock had been purchased in the open market for an aggregate expenditure of $2,703,000.

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS (Continued)
(Unaudited)

5. Stock-Based Compensation

     The Company accounts for its employee stock-based compensation plans using the intrinsic value method, as prescribed by Accounting Principle Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. Under APB 25, because the Company’s employee stock options are granted at an exercise price equal to the fair market value of the underlying Common Stock on the date of the grant, no compensation expense is recognized. As permitted, the Company has elected to adopt the disclosure only provisions of SFAS No. 148, Accounting for Stock-Based Compensation.

     The following table illustrates the effect on net income (loss) and earnings (loss) per share for the quarters ended March 31, 2003 and 2002 had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology.

	Three Months Ended March 31,

	2003	2002

Reported net income (loss)	$(1,194,220)	$(773,482)
Add: Stock-based employee compensation expense as reported under APB 25	—	—
Less: Stock-based employee compensation expense determined under fair value based method for all options, net of related tax effects	(67,616)	(51,398)

Pro forma net income (loss)	$(1,261,836)	$(824,880)

Reported basic and diluted earnings (loss) per share	$(0.19)	$(0.11)
Pro forma basic and diluted earnings (loss) per share	$(0.20)	$(0.12)

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

Overview

     Since its formation, the Company has focused its business activities on the brewing, marketing and selling of craft beers in the United States. For the three months ended March 31, 2003, the Company had gross sales of $8,671,000, a decrease of 2.8% from the three months ended March 31, 2002. The Company’s sales consist predominantly of sales of beer to third-party distributors and Anheuser-Busch, Inc. (“A-B”) through the Company’s long-term distribution alliance with A-B (the “Distribution Alliance”). In addition, the Company derives other revenues from sources including the sale of beer, food, apparel and other retail items in its two brewery pubs.

     The Company’s sales volume (shipments) decreased 4.8% to 47,700 barrels for the three months ended March 31, 2003, as compared to 50,100 barrels in the same 2002 period. Sales in the craft beer industry generally reflect a degree of seasonality, with the first and fourth quarters historically being the slowest and the rest of the year typically demonstrating stronger sales. The Company has historically operated with little or no backlog and, therefore, its ability to predict sales for future periods is limited.

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

     In January 2003, the Company entered into a licensing agreement with Widmer Brothers Brewing Company to produce and sell the Widmer Hefeweizen brand in states east of the Mississippi River. Brewing of this product, which began in February 2003, is conducted at the Portsmouth Brewery under the supervision and assistance of Widmer’s brewing staff to insure their brand’s quality and matching taste profile. The term of this agreement is for five years, with an additional one-year automatic renewal unless either party elects to terminate the arrangement. The agreement may be terminated by either party at any time without cause pursuant to 150 days notice. The agreement may be terminated for cause by either party under certain conditions. During the term of this agreement, Redhook will not brew, advertise, market, or distribute any product that is labeled or advertised as a “Hefeweizen” or any similar product in the agreed upon eastern territory, once the existing Redhook Hefe-weizen business is transitioned to Widmer’s Hefeweizen. This transition may take up to one year. This agreement, for the Eastern United States only, is expected to increase capacity utilization and strengthen the Company’s product portfolio. The brewing and sales of Widmer Hefeweizen in the first quarter of 2003 did not have a material impact on the Company’s sales or results of operations. The Company does not expect that it will have a material impact on the Company’s sales or results of operations in 2003. In the Western United States, Redhook and Widmer Brothers Brewing Company remain competitors in the highly competitive craft beer market.

     The Company is required to pay federal excise taxes on sales of its beer. The excise tax burden on beer sales increases from $7 to $18 per barrel on annual sales over 60,000 barrels and thus, if sales volume increases, federal excise taxes would increase as a percentage of sales. Most states also collect an excise tax on the sale of beer.

     Under normal circumstances, the Company operates its brewing facilities up to six days per week with multiple shifts per day. The current production capacity, under ideal brewing conditions, is approximately 250,000 barrels per year at the Woodinville Brewery and 110,000 barrels per year at the Portsmouth Brewery. During the peak sales volume periods of 2002, production capacity at the Portsmouth Brewery was nearly fully utilized. In order to accommodate anticipated growth in the markets served by the Portsmouth Brewery, including growth resulting from sales of Widmer Hefeweizen, the Company is expanding fermentation capacity during the first half of 2003. This expansion will bring the current production capacity to approximately 125,000 barrels per year. Production capacity at the Portsmouth facility can be added in phases until the facility reaches its maximum designed production capacity of approximately 250,000 barrels per year, under ideal brewing conditions. Such an increase would require additional capital expenditures, primarily for fermentation equipment, and production personnel. The decision to add capacity is affected by the availability of capital, construction constraints and anticipated sales in new and existing markets.

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

     The Company records federal and state income taxes in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 109, Accounting for Income Taxes. Deferred income taxes or tax benefits reflect the tax effect of temporary differences between the amounts of assets and liabilities for financial reporting purposes and amounts as measured for tax purposes. The Company will establish a valuation allowance if it is more likely than not that these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. The valuation allowance is reviewed and adjusted on a quarterly basis based on management’s assessment of the realizability of the deferred tax assets. As of December 31, 2002, the Company had approximately $11.2 million of deferred tax assets, comprised principally of federal net operating loss carryforwards (“NOLs”) that expire from 2012 through 2023 and state NOLs that expire through 2018. The recognition of these assets is dependent upon estimates of future taxable income resulting from future reversals of existing taxable temporary differences, which have been recorded as deferred tax liabilities and exceed the deferred tax assets. During 2003, the Company increased its valuation allowance by $382,000 to $653,000, thereby recording a zero income tax benefit in its statement of operations. The accumulated valuation allowance included as a reduction of the Company’s deferred tax assets in the balance sheet represents an allowance against certain state and federal net operating tax loss carryforwards that may expire before the Company is able to utilize the tax benefit. To the extent that the Company continues to be unable to generate adequate taxable income in future periods, the Company will not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering potentially expiring NOLs.

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

	Three Months Ended March 31,

	2003	2002

Sales	109.2%	109.4%
Less Excise Taxes	9.2	9.4

Net Sales	100.0	100.0
Cost of Sales	78.9	75.4

Gross Profit	21.1	24.6
Selling, General and Administrative Expenses	35.7	34.4

Operating Income (Loss)	(14.6)	(9.8)
Interest Expense	0.6	0.7
Other Income (Expense) — Net	0.2	0.3

Income (Loss) before Income Taxes	(15.0)	(10.2)
Income Tax Provision (Benefit)	—	(0.7)

Net Income (Loss)	(15.0)%	(9.5)%

   Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

     Sales. Total sales decreased 2.8% to $8,671,000 for the three months ended March 31, 2003, compared to $8,921,000 for the 2002 first quarter, attributable to a 4.8% decrease in barrels sold and a 5.0% decline in other sales. Total sales volume for the first quarter of 2003 decreased to 47,700 barrels from 50,100 barrels for the same period in 2002, a result of a 9.5% decline in shipments of the Company’s draft products and a 2.1% decline in shipments of its bottled products. The mix of package sales to draft sales generally affects overall revenue per barrel, with package product generating a higher revenue per barrel but also an increased cost of sales per barrel. The sales mix continued to migrate towards an increasing proportion of package sales in the first quarter of 2003, with 65.1% of first quarter 2003 total volume being package shipments versus 63.3% in the same 2002 quarter. Within package sales, the 12-pack package decreased in the first quarter of 2003 to 34.0% of package sales from 34.4% in the first quarter of 2002. A 3.0% decline in shipments in Washington State, the Company’s largest market, was a major factor leading to a 5.1% decline in sales volume for the West Coast. Sales other than wholesale beer sales, primarily retail pub revenues, declined to $843,000 in the first quarter of 2003, from $888,000 in the first quarter of 2002 as a result of the September 2002 closure of the Company’s Trolleyman Pub, located in the former Fremont Brewery. At March 31, 2003 and 2002, the Company’s products were distributed in 48 states.

     Excise Taxes. Excise taxes were $733,000, or 9.2% of net sales, in the 2003 first quarter compared to $769,000, or 9.4% of net sales, in the comparable 2002 period due to decreased sales volume.

     Cost of Sales. Cost of sales increased 1.9% to $6,267,000 in the three months ended March 31, 2003, compared to $6,150,000 in the same 2002 period, due to increases in the costs of raw materials, packaging and brewing supplies, as well as higher freight costs driven by fuel surcharges. Cost of sales, as a percentage of net sales, was 78.9% for the 2003 period compared to 75.4% for the 2002 period. Based upon the breweries’ combined current production capacity of 90,000 barrels and 87,500 barrels for the quarters ended March 31, 2003 and 2002, the utilization rates were 53.0% and 57.3%, respectively.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $2,833,000 in the 2003 first quarter, compared to $2,808,000 in the 2002 first quarter due primarily to an increase in salaries, partially offset by a decrease in rent and related expenses incurred in conjunction with the 2002 lease of the Company’s former Fremont Brewery in Seattle and its former corporate offices. As a percentage of net sales, these expenses were 35.7% and 34.4% for the quarters ended March 31, 2003 and 2002, respectively.

     Interest Expense. Interest expense was $51,000 for the first quarter of 2003, down from $54,000 for the comparable 2002 period, reflecting the effect of lower outstanding debt.

     Other Income (Expense) - Net. Other income (expense) — net decreased to income of $19,000 in the 2003 first quarter, compared to income of $25,000 in the 2002 first quarter, primarily attributable to a decline in interest income resulting from a decrease in the average balance of interest-bearing deposits and lower average interest rates.

     Income Taxes. The Company’s effective income tax rate was a 0.0% for the first quarter of 2003 compared to 7.3% for the first quarter of 2002. During 2003, the Company increased its valuation allowance by $382,000, effectively reducing the income tax benefit recorded in its statement of operations to $0. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically certain federal and state net operating tax loss carryforwards, that may expire before the Company is able to utilize the tax benefit. To the extent that the Company continues to be unable to generate adequate taxable income in future periods, the Company will not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering potentially expiring NOLs. Both periods’ estimated effective tax rates were based upon an estimate of the full-year pretax result, relative to other components of the tax provision calculation, such as the exclusion of a portion of meals and entertainment expenses from tax return deductions.

Liquidity and Capital Resources

     The Company had $4,921,000 and $7,007,000 of cash and cash equivalents at March 31, 2003 and December 31, 2002, respectively. At March 31, 2003, the Company had working capital of $3,197,000. The Company’s long-term debt as a percentage of total capitalization (long-term debt, convertible redeemable preferred stock and common stockholders’ equity) was 9.0% at March 31, 2003 and 2002. Cash used in operating activities totaled $1,382,000 and $331,000 for the three months ended March 31, 2003 and 2002, respectively. Cash used in operating activities increased over the first quarter of 2002 as a result of an increase in the loss from operations, the timing of collections of accounts receivable as well as the timing of payment of trade accounts payable.

     The Company has a credit agreement with a bank under which a term loan (the “Term Loan”) and a $10 million revolving credit facility (the “Revolving Facility”) are provided. The Term Loan, which originated in June 1997 upon the conversion of a $9 million secured credit facility, had a five-year term with a 20-year amortization schedule. In June 2001, the credit agreement was amended to extend the maturity date on the Term Loan to June 5, 2007. In June 2002, the credit agreement was amended to extend the commitment period for the Revolving Facility to July 1, 2004. The Term Loan and the Revolving Facility are secured by substantially all of the Company’s assets. Through June 4, 2002, interest on the Term Loan accrued at a variable rate based on the London Inter Bank Offered Rate (“LIBOR”) plus 1.25%. Effective June 5, 2002, interest on the Term Loan accrued at LIBOR plus 1.75%. The interest rate for the Revolving Facility is the applicable LIBOR plus 1.00% to 2.00%, depending on the Company’s funded debt ratio. The Company has the option to fix the applicable interest rate for up to twelve months by selecting LIBOR for one- to twelve- month periods as a base. As of March 31, 2003, there was $6.4 million outstanding on the Term Loan, and the Company’s one-month LIBOR-based borrowing rate was approximately 3.07%. As of March 31, 2003, there were no borrowings outstanding on the Revolving Facility. The termination of the A-B Distribution Agreement for any reason or the failure by the Company to perform any of its material obligations under the A-B Investment Agreement would constitute an event of default under the credit agreement and the bank may declare the entire outstanding loan balance immediately due and payable. If this were to occur, it would be unlikely that the Company could satisfy its obligations under the Term Loan. In all events, unless additional capital were raised, the Company would not have sufficient liquidity to satisfy both its obligation under the Term Loan and its obligation to redeem the Series B Preferred Stock under the A-B Investment Agreement. The Company could seek to refinance its Term Loan with one or more banks or obtain additional equity capital; however, there can be no assurance the Company would be able to access additional capital to meet its needs or that such additional capital would be at commercially reasonable terms.

     In December 2001, the credit agreement was amended to address a financial covenant with which the Company was not in compliance as of September 30, 2001. The amendment accomplished the following: to waive the September 30, 2001 covenant violation; to temporarily modify the time periods used to calculate the financial covenant with which the Company had not been in compliance; to modify the minimum required by the covenant; and to redefine the covenant to comply with the bank’s revised internal guidelines. In March 2003, the credit agreement was again amended to modify several financial covenants. The December 2001 and the March 2003 revisions to the credit agreement have reduced the likelihood that a violation of the covenant will occur again. However, if the Company were to report a significant net loss for one or more quarters within a time period covered by the financial covenants, one or more of the covenants would be negatively impacted and could cause a violation. Failure to meet the covenants required by the credit agreement is an event of default and, at its option, the Bank could deny a request for a waiver and declare the entire outstanding loan balance immediately due and payable. In such a case, the Company would seek to refinance the loan with one or more banks, potentially at less desirable terms. However, there can be no guarantee that additional financing would be available at commercially reasonable terms, if at all. The Company was in compliance with all covenants for the quarter ended March 31, 2003.

     The Company has required capital principally for the construction and development of its production facilities. To date, the Company has financed its capital requirements through cash flow from operations, bank borrowings and the sale of common and preferred stock. The Company expects to meet its future financing needs and working capital and capital expenditure requirements through cash on hand, operating cash flow and, to the extent required and available, bank borrowings and offerings of debt or equity securities. However, there cannot be any guarantee that any additional financing will be available when needed or at commercially reasonable terms. Capital expenditures for the first three months of 2003 totaled $409,000. Capital expenditures for 2003 are expected to total approximately $1,175,000.

     Since May 2000, the Board of Directors has authorized the repurchase of 1.5 million shares of the Company’s outstanding shares of Common Stock. In May 2000, the Board of Directors initially authorized the repurchase of up to 500,000 shares. Three subsequent resolutions were passed by the Board of Directors authorizing the repurchase of additional shares: in January 2001 for an additional 250,000 shares, in November 2001 for an additional 250,000 shares, and in August 2002 for an additional 500,000 shares. During the three-month period ended March 31, 2003, 80,600 shares of Common Stock were purchased in the open market for $184,000. As of March 31, 2003, a total of 1,442,200 shares of Common Stock had been purchased in the open market for an aggregate expenditure of $2,703,000. As of April 30, 2003, a total of 1,447,000 shares of Common Stock had been purchased in the open market for an aggregate expenditure of $2,714,000.

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

     Relationship with Anheuser-Busch, Incorporated. Most of the Company’s future sales are expected to be through the Distribution Alliance with A-B. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, Part 1, Item 1 — Business — Product Distribution, and Relationship with Anheuser-Busch, Incorporated for a further description of the relationship with A-B. If the Distribution Alliance were to be terminated, or if the relationship between A-B and the Company were to deteriorate, distribution of the Company’s products would suffer significant disruption and would have a long-term severe negative impact on the Company’s sales and results of operations as it would be extremely difficult for the Company to rebuild its own distribution network. Further, in the event that the A-B Distribution Agreement is terminated on or before December 31, 2004, under circumstances described in Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (see Business — Relationship with Anheuser-Busch, Incorporated — A-B Distribution Agreement), the terms of the Series B Preferred Stock held by A-B pursuant to the A-B Investment Agreement require the mandatory redemption of the Series B Preferred Stock on December 31, 2004, at a redemption price equal to $12.61 per share (approximately $16.3 million in the aggregate), plus an amount equal to accumulated and unpaid dividends thereon, if any. The terms of the Series B Preferred Stock further provide that, if at the time of the mandatory redemption the Company has insufficient legally available funds to redeem all shares of Series B Preferred Stock, then all funds that are legally available must be used to redeem Series B Preferred Stock. At any time thereafter when additional funds of the Company become legally available, such funds must be immediately used to redeem additional shares of Series B Preferred Stock. The Company would not be legally able to redeem shares of

Series B Preferred Stock if, after giving effect to such redemption, the Company would not be able to pay its debts when due in the usual course of business or the Company’s total assets would be less than the sum of its total liabilities. Such a mandatory redemption could have a material adverse effect on the financial position and cash flows of the Company. While the Company believes that the benefits of the Distribution Alliance, in particular distribution and material cost efficiencies, offset costs associated with the Alliance, there can be no assurance that these costs will not have a negative impact on the Company’s profit margins in the future. Notice of intention to terminate the Distribution Agreement must be made by the party electing to do so no less than six months prior to the termination date.

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

     Variability of Gross Margin and Cost of Sales. The Company anticipates that its future gross margins will fluctuate and may decline as a result of many factors, including disproportionate depreciation and other fixed and semi-variable operating costs, depending on the level of production at the Company’s breweries in relation to current production capacity. The Company’s high level of fixed and semi-variable operating costs causes gross margin to be very sensitive to relatively small increases or decreases in sales volume. In addition, other factors that could affect cost of sales include changes in freight charges, the availability and prices of raw materials and packaging materials, the mix between draft and bottled product sales, the sales mix of various bottled product packages and Federal or state excise taxes. Also, as sales volume through the Distribution Alliance increases, the related fees would increase.

     Advertising and Promotional Costs. The Company has participated in advertising programs to varying degrees over the past five years. Prior to 1999, the Company engaged in very limited advertising to market its products. In order to increase brand awareness and capture a larger share of the fragmented craft beer market, the Company determined that a significant increase in spending on advertising and promotion was necessary. In 1999 and 2000, the Company primarily utilized radio, billboard and print advertising in key markets, while also participating to a smaller degree in a co-operative program with its distributors. In 2001, 2002 and 2003, the Company allocated a larger share of its advertising spending to this co-operative program whereby the Company’s spending is matched dollar for dollar by the distributor. Expenditures for the co-op program and media advertising program totaled $2.6 million and $1.9 million for the years ended December 31, 2001 and 2002, respectively, and $366,000 for the quarter ended March 31, 2003. This increased advertising spending has significantly increased the Company’s selling, general and administrative expense since 1998, leading to increased losses and a reduction in stockholders’ equity. Market and competitive considerations could require an increase in other promotional costs associated with developing existing and new markets.

     Dependence on Third-Party Distributors. The Company also relies heavily on non-Alliance third-party distributors for the sale of its products to retailers. The Company’s most significant non-Alliance wholesaler, K&L Distributors, Inc., that although not part of the Alliance is a distributor in the A-B distribution network, accounted for approximately 13% of the Company’s sales in the first three months of 2003. Substantially all of the remaining sales volume is through the Distribution Alliance to wholesalers that are part of the A-B distribution network, most of which are independent wholesalers. A disruption of wholesalers’ or A-B’s ability to distribute products efficiently due to any significant operational problems, such as wide-spread labor union strikes, the loss of K&L Distributors as a customer, or the termination of the Distribution Alliance could have a material adverse impact on the Company’s sales and results of operations.

     Customer Acceptance, Consumer Trends and Public Attitudes. If consumers were unwilling to accept the Company’s products or if general consumer trends caused a decrease in the demand for beer, including craft beer, it could adversely impact the Company’s sales and results of operations. If the flavored alcohol beverage market continues to grow, it could draw consumers away from the Company’s products and have an adverse effect of the Company’s sales and results of operations. Further, the alcohol beverage industry has become the subject of considerable societal and political attention in recent years due to increasing public concern over alcohol-related social problems, including drunk driving, underage drinking and health consequences from the misuse of alcohol. If beer consumption in general were to come into disfavor among domestic consumers, or if the domestic beer industry were subjected to significant additional governmental regulation, the Company’s sales and results of operations could be adversely affected.

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

     Income Tax Benefits. As of December 31, 2002, the Company had approximately $11.2 million of deferred tax assets, comprised principally of federal net operating loss carryforwards that expire from 2012 through 2023 and state NOLs that expire from 2002 through 2018. Federal NOLs, generally permitted to be carried forward no more than 20 years, and state NOLs, generally permitted to be carried forward five to 15 years, can be used to offset regular tax liabilities in future years. The recognition of these assets is dependent upon estimates of future taxable income resulting from future reversals of existing taxable temporary differences, which have been recorded as deferred tax liabilities and exceed the deferred tax assets. During 2003, the Company increased its valuation allowance by $382,000 to $653,000, effectively reducing the income tax benefit recorded in its statement of operations to $0. The accumulated valuation allowance included as a reduction in the Company’s deferred tax assets in the balance sheet represents an allowance against certain state and federal net operating tax loss carryforwards that may expire before the Company is able to utilize the tax benefit. To the extent that the Company continues to be unable to generate adequate taxable income in future periods, the Company will not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering potentially expiring NOLs.

Recent Accounting Pronouncements

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

     The Company did not have any derivative financial instruments as of March 31, 2003.

ITEM 4. Controls and Procedures

     Within 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

     There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     The following exhibits are filed as part of this report.

10.1	Eighth Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and Registrant, dated March 18, 2003.

99.1	Certification of Chief Executive Officer of Redhook Ale Brewery, Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

99.2	Certification of Chief Financial Officer of Redhook Ale Brewery, Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(b) Reports on Form 8-K

During the quarter ended March 31, 2003, and between such date and the filing of this Form 10-Q, the Company furnished the following report on Form 8-K:

Current report dated April 29, 2003 furnishing a press release announcing certain financial results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 14, 2003	REDHOOK ALE BREWERY, INCORPORATED

	BY:	/s/ David J. Mickelson
David J. Mickelson Executive Vice President, Chief Financial Officer and Chief Operating Officer

	BY:	/s/ Anne M. Mueller
Anne M. Mueller Controller and Treasurer, Principal Accounting Officer

CERTIFICATIONS

I, Paul S. Shipman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Redhook Ale Brewery, Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 14, 2003

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

Date: May 14, 2003

BY:	/s/ David J. Mickelson
David J. Mickelson Executive Vice President, Chief Financial Officer and Chief Operating Officer