Form 10-Q
period 2003-06-30
REDHOOK ALE BREWERY INC
filed 2003-08-14
CIK 892222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from _______________ to ______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X     No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __     No X

The number of shares of the registrant’s Common Stock outstanding as of July 31, 2003 was 6,224,706.

Page 1 of 21 sequentially numbered pages

REDHOOK ALE BREWERY, INCORPORATED

FORM 10-Q

For The Quarterly Period Ended June 30, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

REDHOOK ALE BREWERY, INCORPORATED

BALANCE SHEETS

	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$6,060,123	$7,007,351
Accounts Receivable	2,647,798	1,490,517
Inventories	2,971,916	2,832,427
Other	203,053	238,268

Total Current Assets	11,882,890	11,568,563
Fixed Assets, Net	67,510,027	68,360,716
Other Assets	98,887	52,592

Total Assets	$79,491,804	$79,981,871

LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,775,300	$2,270,450
Accrued Salaries, Wages and Payroll Taxes	1,454,137	1,635,463
Refundable Deposits	2,895,070	2,546,628
Other Accrued Expenses	374,454	320,470
Current Portion of Long-Term Debt	450,000	450,000

Total Current Liabilities	7,948,961	7,223,011

Long-Term Debt, Net of Current Portion	5,850,000	6,075,000

Deferred Income Taxes, Net	454,797	468,798

Commitments
Convertible Redeemable Preferred Stock	16,210,455	16,188,255

Common Stockholders’ Equity:
Common Stock, Par Value $0.005 per Share, Authorized, 50,000,000 Shares; Issued and Outstanding, 6,224,706 Shares in 2003 and 6,326,146 Shares in 2002	31,124	31,631
Additional Paid-In Capital	54,247,021	54,477,181
Accumulated Deficit	(5,250,554)	(4,482,005)

Total Common Stockholders’ Equity	49,027,591	50,026,807

Total Liabilities, Preferred Stock and Common Stockholders’ Equity	$79,491,804	$79,981,871

See Accompanying Notes to Financial Statements

REDHOOK ALE BREWERY, INCORPORATED

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Sales	$12,331,580	$11,420,437	$21,002,780	$20,341,725
Less Excise Taxes	1,068,380	995,104	1,801,394	1,763,936

Net Sales	11,263,200	10,425,333	19,201,386	18,577,789
Cost of Sales	7,843,863	7,397,111	14,110,605	13,546,930

Gross Profit	3,419,337	3,028,222	5,090,781	5,030,859
Selling, General and Administrative Expenses	2,936,539	2,982,017	5,769,813	5,789,677

Operating Income (Loss)	482,798	46,205	(679,032)	(758,818)
Interest Expense	49,733	56,398	100,745	110,363
Other Income (Expense) — Net	14,806	7,929	33,428	32,524

Income (Loss) before Income Taxes	447,871	(2,264)	(746,349)	(836,657)
Income Tax Provision (Benefit)	—	(165)	—	(61,076)

Net Income (Loss)	$447,871	$(2,099)	$(746,349)	$(775,581)

Basic Earnings (Loss) per Share	$0.07	$0.00	$(0.12)	$(0.12)

Diluted Earnings (Loss) per Share	$0.06	$0.00	$(0.12)	$(0.12)

REDHOOK ALE BREWERY, INCORPORATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,

	2003	2002

Operating Activities
Net Income (Loss)	$(746,349)	$(775,581)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	1,537,690	1,559,601
Loss on Disposal of Fixed Assets	—	22,414
Deferred Income Taxes, Net	(14,001)	(72,439)
Net Change in Operating Assets and Liabilities	(597,839)	105,149

Net Cash Provided by Operating Activities	179,501	839,144

Investing Activities
Expenditures for Fixed Assets	(671,062)	(210,192)
Other, Net	—	(4,912)

Net Cash Used in Investing Activities	(671,062)	(215,104)

Financing Activities
Principal Payments on Debt	(225,000)	(225,000)
Repurchase of Common Stock	(230,667)	(398,415)

Net Cash Used in Financing Activities	(455,667)	(623,415)

Increase (Decrease) in Cash and Cash Equivalents	(947,228)	625
Cash and Cash Equivalents:
Beginning of Period	7,007,351	6,363,786

End of Period	$6,060,123	$6,364,411

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

2. Earnings (Loss) per Share

     The Company follows Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 128, Earnings per Share. Basic earnings (loss) per share is calculated using the weighted average number of shares of Common Stock outstanding. The calculation of adjusted weighted average shares outstanding for purposes of computing diluted earnings per share includes the dilutive effect of all outstanding convertible redeemable preferred stock and outstanding stock options for the periods when the Company reports net income. The convertible preferred stock and outstanding stock options have been excluded from the calculation of diluted loss per share for the three month period ended June 30, 2002 and the six month periods ended June 30, 2003 and 2002 because their effect is antidilutive. The calculation uses the treasury stock method and the as if converted method in determining the resulting incremental average equivalent shares outstanding as applicable.

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS (Continued)
(Unaudited)

     The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Basic earnings (loss) per share computation:
Numerator:
Net income (loss)	$447,871	$(2,099)	$(746,349)	$(775,581)
Preferred stock accretion	(11,100)	(11,100)	(22,200)	(22,200)

Numerator – income (loss) available to common stockholders	$436,771	$(13,199)	$(768,549)	$(797,781)

Denominator:
Weighted average common shares	6,232,429	6,792,320	6,262,008	6,830,315

Basic earnings (loss) per share	$0.07	$0.00	$(0.12)	$(0.12)

Diluted earnings (loss) per share computation:
Numerator:
Net income (loss)	$447,871	$(2,099)	$(746,349)	$(775,581)
Preferred stock accretion	—	(11,100)	(22,200)	(22,200)

Numerator – income (loss) available to common stockholders	$447,871	$(13,199)	$(768,549)	$(797,781)

Denominator:
Weighted average common shares	6,232,429	6,792,320	6,262,008	6,830,315
Effect of dilutive securities:
Series B convertible preferred stock	1,289,872	—	—	—
Stock options, net	86,815	—	—	—

Denominator for diluted earnings (loss) per share	7,609,116	6,792,320	6,262,008	6,830,315

Diluted earnings (loss) per share	$0.06	$0.00	$(0.12)	$(0.12)

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS (Continued)
(Unaudited)

3. Inventories

     Inventories consist of the following:

	June 30,	December 31,
	2003	2002

Raw materials	$913,631	$1,060,760
Work in process	852,804	797,712
Finished goods	634,750	341,963
Promotional merchandise	410,347	413,676
Packaging materials	160,384	218,316

	$2,971,916	$2,832,427

     Work in process is beer held in fermentation tanks prior to the filtration and packaging process.

4. Stock Repurchase Program

     Since May 2000, the Board of Directors has authorized the repurchase of up to 1.5 million shares of the Company’s outstanding shares of Common Stock for a total maximum repurchase of $2,750,000. In May 2000, the Board of Directors initially authorized the repurchase of up to 500,000 shares. Three subsequent resolutions were passed by the Board of Directors authorizing the repurchase of additional shares: in January 2001 for an additional 250,000 shares, in November 2001 for an additional 250,000 shares and in August 2002 for an additional 500,000 shares. During the six-month period ended June 30, 2003, 101,400 shares of Common Stock were purchased in the open market for $231,000. During the quarter ended June 30, 2003, the Company completed the repurchase of its Common Stock as authorized by the Board of Directors. Since the inception of the repurchase program, the Company has repurchased 1,463,100 shares in the open market for $2,750,000.

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

     The following table illustrates the effect on net income (loss) and earnings (loss) per share for the quarters and six months ended June 30, 2003 and 2002 had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income (loss), as reported	$447,871	$(2,099)	$(746,349)	$(775,581)
Add: Stock-based employee compensation expense as reported under APB 25	—	—	—	—
Less: Stock-based employee compensation expense determined under fair value based method for all options, net of related tax effects	(65,008)	(50,283)	(132,624)	(101,675)

Pro forma net income (loss)	$382,863	$(52,382)	$(878,973)	$(877,256)

Earnings (loss) per share:
Basic – as reported	$0.07	$0.00	$(0.12)	$(0.12)
Basic – pro forma	$0.06	$(0.01)	$(0.14)	$(0.13)
Diluted – as reported	$0.06	$0.00	$(0.12)	$(0.12)
Diluted – pro forma	$0.05	$(0.01)	$(0.14)	$(0.13)

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

Overview

     Since its formation, the Company has focused its business activities on the brewing, marketing and selling of craft beers in the United States. For the six months ended June 30, 2003, the Company had gross sales of $21,003,000, an increase of 3.2% over gross sales of $20,342,000 for the six months ended June 30, 2002. The Company’s sales consist predominantly of sales of beer to third-party distributors and Anheuser-Busch, Inc. (“A-B”) through the Company’s long-term distribution alliance with A-B (the “Distribution Alliance”). In addition, the Company derives other revenues from sources including the sale of beer, food, apparel and other retail items in its two brewery pubs.

     The Company’s sales volume (shipments) increased 2.0% to 115,600 barrels for the six months ended June 30, 2003, as compared to 113,300 barrels in the same 2002 period. Sales in the craft beer industry generally reflect a degree of seasonality, with the first and fourth quarters historically being the slowest and the rest of the year typically demonstrating stronger sales. The Company has historically operated with little or no backlog and, therefore, its ability to predict sales for future periods is limited.

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

     In January 2003, the Company entered into a licensing agreement with Widmer Brothers Brewing Company to produce and sell the Widmer Hefeweizen brand in states east of the Mississippi River. Brewing of this product, which began in February 2003, is conducted at the Portsmouth Brewery under the supervision and assistance of Widmer’s brewing staff to insure their brand’s quality and matching taste profile. The term of this agreement is for five years, with an additional one-year automatic renewal unless either party elects to terminate the arrangement. The agreement may be terminated by either party at any time without cause pursuant to 150 days notice. The agreement may be terminated for cause by either party under certain conditions. During the term of this agreement, Redhook will not brew, advertise, market, or distribute any product that is labeled or advertised as a “Hefeweizen” or any similar product in the agreed upon eastern territory, once the existing Redhook Hefe-weizen business is transitioned to Widmer’s Hefeweizen. This transition may take up to one year. This agreement, for the Eastern United States only, is expected to increase capacity utilization and strengthen the Company’s product portfolio. The brewing and sales of Widmer Hefeweizen in the second quarter of 2003 did not have a material impact on the Company’s sales or results of operations. The Company does not expect that it will have a material impact on the Company’s sales or results of operations in 2003. In the Western United States, Redhook and Widmer Brothers Brewing Company remain competitors in the highly competitive craft beer market.

     The Company is required to pay federal excise taxes on sales of its beer. The excise tax burden on beer sales increases from $7 to $18 per barrel on annual sales over 60,000 barrels and thus, if sales volume increases, federal excise taxes would increase as a percentage of sales. Most states also collect an excise tax on the sale of beer.

     Under normal circumstances, the Company operates its brewing facilities up to six days per week with multiple shifts per day. Under ideal brewing conditions (which would include, among other factors, production of a single brand in a single package for an entire period), the current production capacity is approximately 250,000 barrels per year at the Woodinville Brewery and 125,000 barrels per year at the Portsmouth Brewery. Because of various factors, including the following two, the Company does not believe that it is likely that actual production volume will approximate current production capacity: (1) the Company’s brewing process, which management believes is similar to its competitors’ brewing processes, inherently results in some level of beer loss attributable to filtering, bottling, and keg filling; and (2) the Company routinely brews and packages various brands and package sizes.

     During the peak sales volume periods of 2002, production capacity at the Portsmouth Brewery was nearly fully utilized. In order to accommodate volume growth in the markets served by the Portsmouth Brewery, including growth resulting from sales of Widmer Hefeweizen, the Company expanded fermentation capacity during the first half of 2003. This expansion brought the production capacity from approximately 110,000 barrels per year at the end of December 2002 to the current capacity of approximately 125,000 barrels per year. Production capacity at the Portsmouth facility can be added in phases until the facility reaches its maximum designed production capacity of approximately 250,000 barrels per year, under ideal brewing conditions. Such an increase would require additional capital expenditures, primarily for fermentation equipment, and production personnel. The decision to add capacity is affected by the availability of capital, construction constraints and anticipated sales in new and existing markets.

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

     The Company records federal and state income taxes in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 109, Accounting for Income Taxes. Deferred income taxes or tax benefits reflect the tax effect of temporary differences between the amounts of assets and liabilities for financial reporting purposes and amounts as measured for tax purposes. The Company will establish a valuation allowance if it is more likely than not that these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. The valuation allowance is reviewed and adjusted on a quarterly basis based on management’s assessment of the realizability of the deferred tax assets. As of December 31, 2002, the Company had approximately $11.2 million of deferred tax assets, comprised principally of federal net operating loss carryforwards (“NOLs”) that expire from 2012 through 2022 and state NOLs that expire through 2017. The recognition of these assets is dependent upon estimates of future taxable income resulting from future reversals of existing taxable temporary differences, which have been recorded as deferred tax liabilities and exceed the deferred tax assets. During 2002, the Company established a valuation allowance of $271,000. During the first six months of 2003, the Company increased its valuation allowance by $239,000 thereby reducing the estimated income tax benefit recorded in its statement of operations to $0. As of June 30, 2003, the Company’s deferred tax assets include a valuation allowance totaling $510,000. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically certain federal and state net operating tax loss carryforwards that may expire before the Company is able to utilize the tax benefit. To the extent that the Company continues to be unable to generate adequate taxable income in future periods, the Company will not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering potentially expiring NOLs.

     Long-Lived Assets. The Company evaluates potential impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes procedures for review of recoverability and measurement of impairment, if necessary, of long-lived assets, goodwill and certain identifiable intangibles. When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to projected future undiscounted cash flows in addition to other quantitative and qualitative analyses. Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss by a charge against current operations. Fixed assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. During 2002, the Company performed an analysis of its brewery assets to determine if an impairment might exist. The Company’s estimate of future undiscounted cash flows indicated that such carrying values were expected to be recovered. No indicators of impairment have been identified during the six months ended June 30, 2003. Nonetheless, it is possible that the estimate of future undiscounted cash flows may change in the future, resulting in the need to write down those assets to their fair value.

Results of Operations

     The following table sets forth, for the periods indicated, certain items from the Company’s Statements of Operations expressed as a percentage of net sales.

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,

	2003	2002	2003	2002

Sales	109.5%	109.5%	109.4%	109.5%
Less Excise Taxes	9.5	9.5	9.4	9.5

Net Sales	100.0	100.0	100.0	100.0
Cost of Sales	69.6	71.0	73.5	72.9

Gross Profit	30.4	29.0	26.5	27.1
Selling, General and Administrative
Expenses	26.1	28.6	30.0	31.2

Operating Income (Loss)	4.3	0.4	(3.5)	(4.1)
Interest Expense	0.4	0.5	0.5	0.6
Other Income (Expense)— Net	0.1	0.1	0.1	0.2

Income (Loss) before Income Taxes	4.0	0.0	(3.9)	(4.5)
Income Tax Provision (Benefit)	—	—	—	(0.3)

Net Income (Loss)	4.0%	0.0%	(3.9)%	(4.2)%

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

     Sales. Total sales increased 8.0% to $12,332,000 for the three months ended June 30, 2003, compared to $11,420,000 for the three months ended June 30, 2002, attributable to a 7.6% increase in barrels sold. Total sales volume for the second quarter of 2003 increased to 67,900 barrels from 63,100 barrels for the same period in 2002, the result of a 6.8% increase in shipments of the Company’s draft products and an 8.0% increase in shipments of its packaged products. The mix of package sales to draft sales generally affects overall revenue per barrel, with package product generating a higher revenue per barrel but also an increased cost of sales per barrel. The sales mix continued to migrate towards an increasing proportion of package sales in the second quarter of 2003, with 64.2% of total shipments in the second quarter 2003 being package shipments versus 63.9% in the same 2002 quarter. Sales volume for the 12-pack package decreased in the second quarter of 2003 to 32.3% of package sales from 34.6% in the second quarter of 2002. Despite a 4.9% increase in shipments to distributors in Washington State, the Company’s largest market, West coast sales decreased 4.2% largely impacted by the ongoing economic struggles in the State of California. Sales other than wholesale beer sales, primarily retail pub revenues, decreased to $1,185,000 in the second quarter of 2003 from $1,195,000 in the second quarter of 2002. The September 2002 closure of the Company’s Trolleyman Pub, located in the former Fremont Brewery, led to this decrease but was largely offset by an increase in sales in the pubs located in the Company’s Woodinville and Portsmouth breweries. At June 30, 2003 and 2002, the Company’s products were distributed in 48 states.

     Excise Taxes. Excise taxes increased to $1,068,000, or 9.5% of net sales, in the 2003 second quarter compared to $995,000, or 9.5% of net sales, in the comparable 2002 period due to increased sales volume.

     Cost of Sales. Cost of sales increased 6.0% to $7,844,000 in the three months ended June 30, 2003, compared to $7,397,000 in the same 2002 period, but decreased on a per barrel basis and as a percentage of net sales. The Company continued to experience an increase in some of its primary direct costs, including raw materials and packaging, as well as an increase in some of its indirect costs following the expansion of its brewing capacity in its Portsmouth Brewery. Cost of sales benefited from increased sales volume in the 2003 second quarter as fixed and semi-variable operating costs, such as depreciation and production salaries, were spread over a higher production base, resulting in improved capacity utilization and a decline in the cost of sales per barrel. As a percentage of net sales, cost of sales decreased to 69.6% in the 2003 second quarter from 71.0% in the comparable 2002 quarter. Based upon the breweries’ combined current production capacity of 93,800 barrels and 89,000 barrels for the quarters ended June 30, 2003 and 2002, the utilization rates were 72.4% and 71.0%, respectively.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $2,937,000 in the 2003 second quarter compared to $2,982,000 in the 2002 second quarter due primarily to a decrease in rent and related expenses incurred in conjunction with the 2002 lease of the Company’s former Fremont Brewery in Seattle and its former corporate offices. As a percentage of net sales, these expenses were 26.1% and 28.6% for the quarters ended June 30, 2003 and 2002, respectively.

     Interest Expense. Interest expense was $50,000 for the second quarter of 2003, down from $56,000 for the comparable 2002 period, reflecting the effect of lower outstanding debt and lower average interest rates.

     Other Income (Expense) — Net. Other income (expense) — net increased to income of $15,000 in the 2003 second quarter, compared to income of $8,000 in the 2002 second quarter. Interest income declined $12,000 in the same period as a result of a lower average balance of interest-bearing deposits and lower average interest rates. The 2002 second quarter included a $22,000 loss on disposal of fixed assets.

     Income Taxes. The Company’s effective income tax rate was 0.0% for the second quarter of 2003 compared to a 7.3% benefit for the second quarter of 2002. Both periods reflect the recording of an income tax benefit, based upon an estimate of the full-year pretax result relative to other components of the tax provision calculation, such as the exclusion of a portion of meals and entertainment expenses from tax return deductions, reduced fully in 2003 and partially in 2002 by a valuation allowance. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically certain federal and state net operating tax loss carryforwards (NOLs) created by the current year benefit that may expire before the Company is able to utilize the tax benefit.

To the extent that the Company continues to be unable to generate adequate taxable income in future periods, the Company will not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering potentially expiring NOLs.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

     Sales. Total sales increased 3.2% to $21,003,000 for the six months ended June 30, 2003, compared to $20,342,000 for the 2002 six-month period, attributable to a 2.0% increase in sales volume. Total sales volume for the first six months of 2003 increased to 115,600 barrels from 113,300 barrels for the same period in 2002. Shipments in Washington State, the Company’s largest market, increased 1.5% in the first six months of 2003 as compared to shipments in Washington State in the first six months of 2002. Sales other than wholesale beer sales, primarily retail pub revenues, totaled $2,029,000 in the six months ended June 30, 2003, compared to $2,083,000 in the comparable 2002 period. The September 2002 closure of the Company’s Trolleyman Pub, located in the former Fremont Brewery, led to this decrease but was largely offset by an increase in sales in the pubs located in the Company’s Woodinville and Portsmouth breweries.

     Excise Taxes. Excise taxes increased to $1,801,000, or 9.4% of net sales in the first six months of 2003, up from $1,764,000, or 9.5% of net sales in the comparable 2002 period due to increased sales volume.

     Cost of Sales. Cost of sales increased 4.2% to $14,111,000 in the first six months of 2003 versus $13,547,000 in the same 2002 period, but also increased on a per barrel basis and as a percentage of net sales. Increases in the cost of raw materials, packaging and brewing supplies, as well as higher freight costs driven by fuel surcharges were the primary factors contributing to the increase. Cost of sales, as a percentage of net sales, was 73.5% for the 2003 period compared to 72.9% for the 2002 period. The utilization rate, based upon the breweries’ combined current production capacity of 184,000 barrels and 177,000 barrels, was 62.9% and 64.2% for the six months ended June 30, 2003 and 2002, respectively.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $5,770,000 in the first six months of 2003 compared to $5,790,000 in the 2002 period due primarily to a decrease in rent and related expenses incurred in conjunction with the 2002 lease of the Company’s former Fremont Brewery in Seattle and its former corporate offices. As a percentage of net sales, these expenses were 30.0% and 31.2% for the six months ended June 30, 2003 and 2002, respectively.

     Interest Expense. Interest expense was $101,000 for the six months ended June 30, 2003, down from $110,000 for the comparable 2002 period, reflecting the effect of lower outstanding debt and lower average interest rates.

     Other Income — Net. Other income – net remained flat at $33,000 in the first half of 2003 and 2002. Interest income declined $20,000 in the first six months of 2003 as a result of a lower average balance of interest-bearing deposits and lower average interest rates. The 2002 period included a $22,000 loss on disposal of fixed assets.

     Income Taxes. The Company’s effective income tax rate was 0.0% for the six months ended June 30, 2003 compared to a 7.3% benefit for same period in 2002. Both periods reflect the recording of an income tax benefit, based upon an estimate of the full-year pretax result relative to other components of the tax provision calculation, such as the exclusion of a portion of meals and entertainment expenses from tax return deductions, reduced fully in 2003 and partially in 2002 by a valuation allowance. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically certain federal and state net operating tax loss carryforwards (NOLs) created by the current year benefit that may expire before the Company is able to utilize the tax benefit. To the extent that the Company continues to be unable to generate adequate taxable income in future periods, the Company will not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering potentially expiring NOLs.

Liquidity and Capital Resources

     The Company had $6,060,000 and $7,007,000 of cash and cash equivalents at June 30, 2003 and December 31, 2002, respectively. At June 30, 2003, the Company had working capital of $3,934,000. The Company’s long-term debt as a percentage of total capitalization (long-term debt, convertible redeemable preferred stock and common stockholders’ equity) was 8.8% at June 30, 2003 compared to 9.0% at December 31, 2002. Cash provided by operating activities totaled $180,000 and $839,000 for the six months ended June 30, 2003 and 2002, respectively. Cash provided by operating activities decreased in the six-month period ended June 30, 2003 compared to the same 2002 period as a result of reduction of inventory to more normal levels in the first six months of 2002 after significantly higher inventory at December 31, 2001. During the first six months of 2003, the Company repurchased 101,400 shares of its Common Stock totaling $231,000 and had capital expenditures totaling $671,000 related primarily to the expansion of fermentation cellars in the Portsmouth, New Hampshire brewery to accommodate the anticipated increase in East Coast volume.

     The Company has a credit agreement with a bank under which a term loan (the “Term Loan”) and a $10 million revolving credit facility (the “Revolving Facility”) are provided. The Term Loan, which originated in June 1997 upon the conversion of a $9 million secured credit facility, had a five-year term with a 20-year amortization schedule. In June 2001, the credit agreement was amended to extend the maturity date on the Term Loan to June 5, 2007. In June 2002, the credit agreement was amended to extend the commitment period for the Revolving Facility to July 1, 2004. The Term Loan and the Revolving Facility are secured by substantially all of the Company’s assets. Through June 4, 2002, interest on the Term Loan accrued at a variable rate based on the London Inter Bank Offered Rate (“LIBOR”) plus 1.25%. Effective June 5, 2002, interest on the Term Loan accrued at LIBOR plus 1.75%. The interest rate for the Revolving Facility is the applicable LIBOR plus 1.00% to 2.00%, depending on the Company’s funded debt ratio. The Company has the option to fix the applicable interest rate for up to twelve months by selecting LIBOR for one- to twelve- month periods as a base. As of June 30, 2003, there was $6.3 million outstanding on the Term Loan, and the Company’s one-month LIBOR-based borrowing rate was approximately 3.13%. As of June 30, 2003, there were no borrowings outstanding on the Revolving Facility. The termination of the A-B Distribution Agreement for any reason or the failure by the Company to perform any of its material obligations under the A-B Investment Agreement would constitute an event of default under the credit agreement and the bank may declare the entire outstanding loan balance immediately due and payable. See “Certain Considerations: Issues and Uncertainties” below. If this were to occur, it would be unlikely that the Company could satisfy its obligations under the Term Loan. In all events, unless additional capital were raised, the Company would not have sufficient liquidity to satisfy both its obligation under the Term Loan and its obligation to redeem the Series B Preferred Stock under the A-B Investment Agreement. The Company could seek to refinance its Term Loan with one or more banks or obtain additional equity capital; however, there can be no assurance the Company would be able to access additional capital to meet its needs or that such additional capital would be at commercially reasonable terms.

     The terms of the credit agreement require the Company to meet certain financial covenants. In December 2001 and March 2003, the credit agreement was amended to modify several financial covenants. The December 2001 and the March 2003 revisions to the credit agreement have reduced the likelihood that a violation of the covenants by the Company will occur; however, if the Company were to report a significant net loss for one or more quarters within a time period covered by the financial covenants, one or more of the covenants would be negatively impacted and could cause a violation. Failure to meet the covenants required by the credit agreement is an event of default and, at its option, the Bank could deny a request for a waiver and declare the entire outstanding loan balance immediately due and payable. In such a case, the Company would seek to refinance the loan with one or more banks, potentially at less desirable terms. However, there can be no guarantee that additional financing would be available at commercially reasonable terms, if at all. The Company was in compliance with all covenants for the quarter ended June 30, 2003.

     The Company has required capital principally for the construction and development of its production facilities. To date, the Company has financed its capital requirements through cash flow from operations, bank borrowings and the sale of common and preferred stock. The Company expects to meet its future financing needs and working capital and capital expenditure requirements through cash on hand, operating cash flow and, to the extent required and available, bank borrowings and offerings of debt or equity securities. However, there cannot be any guarantee that any additional financing will be available when needed or at commercially reasonable terms. Capital expenditures for the first six months of 2003 totaled $671,000. Capital expenditures for 2003 are expected to total approximately $1,175,000.

     Since May 2000, the Board of Directors has authorized the repurchase of up to 1.5 million shares of the Company’s outstanding shares of Common Stock for a total maximum repurchase of $2,750,000. In May 2000, the Board of Directors initially authorized the repurchase of up to 500,000 shares. Three subsequent resolutions were passed by the Board of Directors authorizing the repurchase of additional shares: in January 2001 for an additional 250,000 shares, in November 2001 for an additional 250,000 shares, and in August 2002 for an additional 500,000 shares. During the six-month period ended June 30, 2003, 101,400 shares of Common Stock were purchased in the open market for $231,000. During the quarter ended June 30, 2003, the Company completed the repurchase of its Common Stock as authorized by the Board of Directors. As of June 30, 2003, a total of 1,463,100 shares of Common Stock had been purchased in the open market for an aggregate expenditure of $2,750,000.

Certain Considerations: Issues and Uncertainties

     The Company does not provide forecasts of future financial performance or sales volume, although this Quarterly Report contains certain other types of forward-looking statements that involve risks and uncertainties. The Company may, in discussions of its future plans, objectives and expected performance in periodic reports filed by the Company with the Securities and Exchange Commission (or documents incorporated by reference therein) and in written and oral presentations made by the Company, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on assumptions that the Company believes are reasonable, but are by their nature inherently uncertain. In all cases, there can be no assurance that such assumptions will prove correct or that projected events will occur. Actual results could differ materially from those projected depending on a variety of factors, including, but not limited to, the successful execution of market development and other plans, the availability of financing and the issues discussed below. While Company management is optimistic about the Company’s long-term prospects, the following issues and uncertainties, among others, should be considered in evaluating its business prospects and any forward-looking statements.

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

     Effect of Competition on Future Sales. The domestic market in which the Company’s craft beers are sold is highly competitive due to the proliferation of small craft brewers, including contract brewers, the increase in the number of products offered by such brewers, increased competition from wine, spirits and imported beers, the introduction of fuller-flavored products by major national brewers and recent introductions of flavored alcohol beverages by large spirit companies and national brewers. While the Company’s sales volume for 2000, 2001 and 2002 increased when compared to the corresponding prior year’s volume, the Company did experience declining sales volume ranging from 2.3% to 5.7% for the years 1997 through 1999. If the Company were to again experience negative sales trends, the Company’s future sales and results of operations would be adversely affected. The Company has historically operated with little or no backlog and, therefore, its ability to predict sales for future periods is limited.

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

     Advertising and Promotional Costs. The Company has participated in advertising programs to varying degrees over the past five years. Prior to 1999, the Company engaged in very limited advertising to market its products. In order to increase brand awareness and capture a larger share of the fragmented craft beer market, the Company determined that a significant increase in spending on advertising and promotion was necessary. In 1999 and 2000, the Company primarily utilized radio, billboard and print advertising in key markets, while also participating to a smaller degree in a co-operative program with its distributors. In 2001, 2002 and 2003, the Company allocated a larger share of its advertising spending to this co-operative program whereby the Company’s spending is matched dollar for dollar by the distributor. Expenditures for the co-op program and media advertising program totaled $2.6 million and $1.9 million for the years ended December 31, 2001 and 2002, respectively, and $791,000 for the six months ended June 30, 2003. This increased advertising spending has significantly increased the Company’s selling, general and administrative expense since 1998, leading to increased losses and a reduction in stockholders’ equity. Market and competitive considerations could require an increase in other promotional costs associated with developing existing and new markets.

     Dependence on Third-Party Distributors. The Company also relies heavily on non-Alliance third-party distributors for the sale of its products to retailers. The Company’s most significant non-Alliance wholesaler, K&L Distributors, Inc., that although not part of the Alliance is a distributor in the A-B distribution network, accounted for approximately 13% of the Company’s sales in the first six months of 2003. Substantially all of the remaining sales volume is through the Distribution Alliance to wholesalers that are part of the A-B distribution network, most of which are independent wholesalers. A disruption of the Company’s, the wholesalers’ or A-B’s ability to distribute products efficiently due to any significant operational problems, such as wide-spread labor union strikes, the loss of K&L Distributors as a customer, or the termination of the Distribution Alliance could have a material adverse impact on the Company’s sales and results of operations.

     Customer Acceptance, Consumer Trends and Public Attitudes. If consumers were unwilling to accept the Company’s products or if general consumer trends caused a decrease in the demand for beer, including craft beer, it could adversely impact the Company’s sales and results of operations. If the flavored alcohol beverage market continues to grow, it could draw consumers away from the Company’s products and have an adverse effect on the Company’s sales and results of operations. Further, the alcohol beverage industry has become the subject of considerable societal and political attention in recent years due to increasing public concern over alcohol-related social problems, including drunk driving, underage drinking and health consequences from the misuse of alcohol. If beer consumption in general were to come into disfavor among domestic consumers, or if the domestic beer industry were subjected to significant additional governmental regulation, the Company’s sales and results of operations could be adversely affected.

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

     Income Tax Benefits. As of December 31, 2002, the Company had approximately $11.2 million of deferred tax assets, comprised principally of federal NOLs that expire from 2012 through 2022 and state NOLs that expire from 2002 through 2017. Federal NOLs, generally permitted to be carried forward no more than 20 years, and state NOLs, generally permitted to be carried forward 5 to 15 years, can be used to offset regular tax liabilities in future years. The recognition of these assets is dependent upon estimates of future taxable income resulting from future reversals of existing taxable temporary differences, which have been recorded as deferred tax liabilities and exceed the deferred tax assets. During 2002, the Company established a valuation allowance of $271,000. During the first six months of 2003, the Company increased its valuation allowance by $239,000 thereby reducing the estimated income tax benefit recorded in its statement of operations to $0. As of June 30, 2003, the Company’s deferred tax assets include a valuation allowance totaling $510,000. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically certain federal and state net operating tax loss carryforwards that may expire before the Company is able to utilize the tax benefit. To the extent that the Company continues to be unable to generate adequate taxable income in future periods, the Company will not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering potentially expiring NOLs.

Recent Accounting Pronouncements

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 is effective for fiscal years ended after December 15, 2002 and for interim periods beginning after December 15, 2002. As the Company has not voluntarily adopted the SFAS No. 123 fair value method of accounting for stock-based employee compensation, the new transition alternatives of SFAS No. 148 did not have a material impact on the Company’s financial condition or results of operations.

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

     The Company did not have any derivative financial instruments as of June 30, 2003.

ITEM 4. Controls and Procedures

     The Company has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report on From 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

     There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

     The Company’s Annual Meeting of Shareholders was held on May 20, 2003. The following matters were voted upon by the shareholders with the results as follows:

(1) The following directors were duly elected to serve until the next Annual Meeting of Shareholders or until his earlier retirement, resignation or removal:

Director	Votes For	Votes Withheld
Frank H. Clement	6,935,834	278,474
Jerry D. Jones	7,029,809	184,499
David R. Lord	7,032,369	181,939
Patrick J McGauley	6,933,109	281,199
Paul S. Shipman	7,031,564	182,744
Anthony J. Short	7,027,870	186,438

(2) The ratification of the appointment of Ernst & Young as independent auditors for the Company’s fiscal year ending December 31, 2003 was approved as follows:

Votes For	Votes Against	Abstentions
7,059,790	123,796	30,723

ITEM 5. Other information

     Under the A-B Investment Agreement, A-B has the right to designate one of its Board designees to sit on each committee of the Board, as described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, Part 1, Item 1 — Business — Relationship with Anheuser-Busch, Incorporated — A-B Investment Agreement. In July 2003, A-B notified the Company that it would no longer designate an A-B Board designee to sit on the Audit Committee, but instead would have its Board designee participate in the Audit Committee in an advisory capacity. The Audit Committee is currently composed of three members, Messrs. Clement, Jones and Lord. Mr. Anthony J. Short is currently A-B’s designee and will participate in an advisory capacity on the Audit Committee.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits The following exhibits are filed as part of this report.

31.1	Certification of Chief Executive Officer of Redhook Ale Brewery, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Redhook Ale Brewery, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Redhook Ale Brewery, Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer of Redhook Ale Brewery, Incorporated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(b)	Reports on Form 8-K

During the quarter ended June 30, 2003, and between such date and the filing of this Form 10-Q, the Company furnished the following report on Form 8-K:

Current report dated July 29, 2003 furnishing a press release announcing certain financial results for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDHOOK ALE BREWERY, INCORPORATED

August 14, 2003	BY:	/s/ David J. Mickelson

David J. Mickelson
Executive Vice President, Chief Financial Officer and Chief Operating Officer

August 14, 2003	BY:	/s/ Anne M. Mueller

Anne M. Mueller
Controller and Treasurer, Principal Accounting Officer