Form 10-Q
period 2003-09-30
REDHOOK ALE BREWERY INC
filed 2003-11-13
CIK 892222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from to

COMMISSION FILE NUMBER 0-26542

REDHOOK ALE BREWERY, INCORPORATED

(Exact name of registrant as specified in its charter)

Washington	91-1141254
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

14300 NE 145th Street, Suite 210
Woodinville, Washington	98072-6950
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (425) 483-3232

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of the registrant’s Common Stock outstanding as of October 31, 2003 was 6,224,706.

Page 1 of 19 sequentially numbered pages

REDHOOK ALE BREWERY, INCORPORATED

FORM 10-Q

For The Quarterly Period Ended September 30, 2003

		Page

PART I.	Financial Information
ITEM 1.	Financial Statements
	Balance Sheets as of September 30, 2003 and December 31, 2002	3
	Statements of Operations for the Three Months Ended September 30, 2003 and 2002 and Nine Months Ended September 30, 2003 and 2002	4
	Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002	5
	Notes to Financial Statements	6
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	18
ITEM 4.	Controls and Procedures	18
PART II.	Other Information
ITEM 6.	Exhibits and Reports on Form 8-K	18

PART I.

ITEM 1. Financial Statements

REDHOOK ALE BREWERY, INCORPORATED

BALANCE SHEETS

	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$6,582,020	$7,007,351
Accounts Receivable	1,700,238	1,490,517
Inventories	3,338,609	2,832,427
Other	235,263	238,268

Total Current Assets	11,856,130	11,568,563
Fixed Assets, Net	66,496,697	68,360,716
Other Assets	33,976	52,592

Total Assets	$78,386,803	$79,981,871

LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,196,752	$2,270,450
Accrued Salaries, Wages and Payroll Taxes	1,565,320	1,635,463
Refundable Deposits	2,540,566	2,546,628
Other Accrued Expenses	422,830	320,470
Current Portion of Long-Term Debt	450,000	450,000

Total Current Liabilities	7,175,468	7,223,011

Long-Term Debt, Net of Current Portion	5,737,500	6,075,000

Deferred Income Taxes, Net	446,793	468,798

Commitments
Convertible Redeemable Preferred Stock	16,221,555	16,188,255

Common Stockholders’ Equity:
Common Stock, Par Value $0.005 per Share, Authorized, 50,000,000 Shares; Issued and Outstanding, 6,224,706 Shares in 2003 and 6,326,146 Shares in 2002	31,124	31,631
Additional Paid-In Capital	54,247,021	54,477,181
Accumulated Deficit	(5,472,658)	(4,482,005)

Total Common Stockholders’ Equity	48,805,487	50,026,807

Total Liabilities, Preferred Stock and Common Stockholders’ Equity	$78,386,803	$79,981,871

See Accompanying Notes to Financial Statements

REDHOOK ALE BREWERY, INCORPORATED

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Sales	$11,110,622	$10,690,846	$32,113,402	$31,032,571
Less Excise Taxes	868,381	896,854	2,669,775	2,660,790

Net Sales	10,242,241	9,793,992	29,443,627	28,371,781
Cost of Sales	7,178,361	7,140,714	21,288,966	20,687,644

Gross Profit	3,063,880	2,653,278	8,154,661	7,684,137
Selling, General and Administrative Expenses	3,236,106	2,986,710	9,005,919	8,776,387

Operating Income (Loss)	(172,226)	(333,432)	(851,258)	(1,092,250)
Interest Expense	45,743	61,840	146,488	172,203
Other Income (Expense) — Net	6,965	(24,174)	40,393	8,350

Income (Loss) before Income Taxes	(211,004)	(419,446)	(957,353)	(1,256,103)
Income Tax Provision (Benefit)	—	(64,534)	—	(125,610)

Net Income (Loss)	$(211,004)	$(354,912)	$(957,353)	$(1,130,493)

Basic Earnings (Loss) per Share	$(0.04)	$(0.05)	$(0.16)	$(0.17)

Diluted Earnings (Loss) per Share	$(0.04)	$(0.05)	$(0.16)	$(0.17)

See Accompanying Notes to Financial Statements

REDHOOK ALE BREWERY, INCORPORATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,

	2003	2002

Operating Activities
Net Income (Loss)	$(957,353)	$(1,130,493)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	2,286,637	2,334,519
Loss on Disposal of Fixed Assets	—	94,998
Deferred Income Taxes, Net	(22,005)	(117,982)
Net Change in Operating Assets and Liabilities	(333,504)	1,066,608

Net Cash Provided by Operating Activities	973,775	2,247,650

Investing Activities
Expenditures for Fixed Assets	(830,939)	(420,401)
Other, Net	—	(29,913)

Net Cash Used in Investing Activities	(830,939)	(450,314)

Financing Activities
Principal Payments on Debt	(337,500)	(337,500)
Repurchase of Common Stock	(230,667)	(746,036)

Net Cash Used in Financing Activities	(568,167)	(1,083,536)

Increase (Decrease) in Cash and Cash Equivalents	(425,331)	713,800
Cash and Cash Equivalents:
Beginning of Period	7,007,351	6,363,786

End of Period	$6,582,020	$7,077,586

Supplemental Disclosures of Cash Flow Information:
Noncash Disposal of Fixed Assets and Related Deposit Liability	$431,337	$—

See Accompanying Notes to Financial Statements

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

     The accompanying financial statements and related notes of Redhook Ale Brewery, Incorporated (the “Company”) should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These financial statements are unaudited but, in the opinion of management, reflect all material adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company for periods presented. All such adjustments were of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results of operations for the full year.

2.  Earnings (Loss) per Share

     The Company follows Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 128, Earnings per Share. Basic earnings (loss) per share is calculated using the weighted average number of shares of Common Stock outstanding. The calculation of adjusted weighted average shares outstanding for purposes of computing diluted earnings per share includes the dilutive effect of all outstanding convertible redeemable preferred stock and outstanding stock options for periods when the Company reports net income. The convertible preferred stock and outstanding stock options have been excluded from the calculation of diluted loss per share for all periods presented because their effect is antidilutive. The calculation uses the treasury stock method and the as if converted method in determining the resulting incremental average equivalent shares outstanding as applicable.

     The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Basic and diluted earnings (loss) per share computation:
Numerator:
Net income (loss)	$(211,004)	$(354,912)	$(957,353)	$(1,130,493)
Preferred stock accretion	(11,100)	(11,100)	(33,300)	(33,300)

Numerator — income (loss) available to common stockholders	$(222,104)	$(366,012)	$(990,653)	$(1,163,793)

Denominator:
Weighted average common shares	6,224,706	6,687,772	6,249,437	6,782,279

Basic and diluted earnings (loss) per share	$(0.04)	$(0.05)	$(0.16)	$(0.17)

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.  Inventories

     Inventories consist of the following:

	September 30,	December 31,
	2003	2002

Raw materials	$1,032,981	$1,060,760
Work in process	1,000,355	797,712
Finished goods	563,834	341,963
Promotional merchandise	539,619	413,676
Packaging materials	201,820	218,316

	$3,338,609	$2,832,427

     Work in process is beer held in fermentation tanks prior to the filtration and packaging process.

4.  Stock Repurchase Program

     From May 2000 through May 2003, the Company repurchased its Common Stock in conjunction with a repurchase plan authorized by the Board of Directors. The plan allowed for the repurchase of 1.5 million outstanding shares of Common Stock for a total maximum repurchase of $2,750,000. In May 2003, at which time a total of 1,463,100 shares of Common Stock had been purchased in the open market for an aggregate expenditure of $2,750,000, the Company ended the repurchase plan. During the first and second quarters of 2003, 101,400 shares of Common Stock were purchased for $231,000.

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

     The following table illustrates the effect on net income (loss) and earnings (loss) per share for the quarters and nine months ended September 30, 2003 and 2002 had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss), as reported	$(211,004)	$(354,912)	$(957,353)	$(1,130,493)
Add: Stock-based employee compensation expense as reported under APB 25	—	—	—	—
Less: Stock-based employee compensation expense determined under fair value based method for all options, net of related tax effects	(62,745)	(53,678)	(195,369)	(155,808)

Pro forma net income (loss)	$(273,749)	$(408,590)	$(1,152,722)	$(1,286,301)

Earnings (loss) per share:
Basic — as reported	$(0.04)	$(0.05)	$(0.16)	$(0.17)
Basic — pro forma	$(0.05)	$(0.06)	$(0.19)	$(0.19)
Diluted — as reported	$(0.04)	$(0.05)	$(0.16)	$(0.17)
Diluted — pro forma	$(0.05)	$(0.06)	$(0.19)	$(0.19)

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

Overview

     Since its formation, the Company has focused its business activities on the brewing, marketing and selling of craft beers in the United States. For the nine months ended September 30, 2003, the Company had gross sales of $32,113,000, an increase of 3.5% over gross sales of $31,033,000 for the nine months ended September 30, 2002. The Company’s sales consist predominantly of sales of beer to third-party distributors and Anheuser-Busch, Inc. (“A-B”) through the Company’s long-term distribution alliance with A-B (the “Distribution Alliance”). In addition, the Company derives other revenues from sources including the sale of beer, food, apparel and other retail items in its two brewery pubs.

     The Company’s sales volume (shipments) increased 1.6% to 174,300 barrels for the nine months ended September 30, 2003 as compared to 171,600 barrels in the same 2002 period. Sales in the craft beer industry generally reflect a degree of seasonality, with the first and fourth quarters historically being the slowest and the rest of the year typically demonstrating stronger sales. The Company has historically operated with little or no backlog and, therefore, its ability to predict sales for future periods is limited.

     The Company’s sales are affected by several factors, including consumer demand, price discounting and competitive considerations. The Company competes in the highly competitive craft beer market as well as in the much larger specialty beer market. The craft beer segment is highly competitive due to the proliferation of small craft brewers, including contract brewers, and the increase in the number of products offered by such brewers. The specialty beer market encompasses producers of import beers, major national brewers that have introduced fuller-flavored products, and large spirit companies and national brewers that have introduced flavored alcohol beverages. Imported products from foreign brewers have enjoyed a resurgence in demand since the mid-1990’s. Certain national domestic brewers have also sought to appeal to the growing demand for craft beers by producing their own fuller-flavored products. Introductions of flavored alcohol beverages in 2001 and 2002 have delivered initial success. Industry sources generally believe that the consumers of flavored alcohol beverages correlate closely with consumers of import and craft beer products. Because the number of participants and number of different products offered in this segment have increased significantly in recent years, the competition for bottled product placements and especially for draft beer placements has intensified.

     In January 2003, the Company entered into a licensing agreement with Widmer Brothers Brewing Company to produce and sell the Widmer Hefeweizen brand in states east of the Mississippi River. Brewing of this product, which began in February 2003, is conducted at the Company’s brewery in Portsmouth, New Hampshire (the “Portsmouth Brewery”) under the supervision and assistance of Widmer’s brewing staff to insure their brand’s quality and matching taste profile. The term of this agreement is for five years, with an additional one-year automatic renewal unless either party elects to terminate the arrangement. The agreement may be terminated by either party at any time without cause pursuant to 150 days notice. The agreement may be terminated for cause by either party under certain conditions. During the term of this agreement, Redhook will not brew, advertise, market, or distribute any product that is labeled or advertised as a “Hefeweizen” or any similar product in the agreed upon eastern territory, once the existing Redhook Hefe-weizen business is transitioned to Widmer’s Hefeweizen. This transition may take up to one year. This agreement, for the Eastern United States only, is expected to increase capacity utilization and strengthen the Company’s product portfolio. The brewing and sales of Widmer Hefeweizen in the third quarter of 2003 did not have a material impact on the Company’s sales or results of operations. The Company does not expect that it will have a material impact on the Company’s sales or results of operations in 2003. In the Western United States, Redhook and Widmer Brothers Brewing Company remain competitors in the highly competitive craft beer market.

     The Company is required to pay federal excise taxes on sales of its beer. The excise tax burden on beer sales increases from $7 to $18 per barrel on annual sales over 60,000 barrels and thus, if sales volume increases, federal excise taxes would increase as a percentage of sales. Most states also collect an excise tax on the sale of beer.

     Under normal circumstances, the Company operates its brewing facilities up to six days per week with multiple shifts per day. Under ideal brewing conditions (which would include, among other factors, production of a single brand in a single package), the current production capacity is approximately 250,000 barrels per year at the Woodinville Brewery and 125,000 barrels per year at the Portsmouth Brewery. Because of various factors, including the following two, the Company does not believe that it is likely that actual production volume will approximate current production capacity: (1) the Company’s brewing process, which management believes is similar to its competitors’ brewing processes, inherently results in some level of beer loss attributable to filtering, bottling, and keg filling; and (2) the Company routinely brews and packages various brands and package sizes during the year.

     During the peak sales volume periods of 2002, production capacity at the Portsmouth Brewery was nearly fully utilized. In order to accommodate volume growth in the markets served by the Portsmouth Brewery, including anticipated growth resulting from sales of Widmer Hefeweizen, the Company expanded fermentation capacity during the first half of 2003. This expansion brought the production capacity from approximately 110,000 barrels per year at the end of December 2002 to the current capacity of approximately 125,000 barrels per year. Production capacity at the Portsmouth Brewery can be added in phases until the facility reaches its maximum designed production capacity of approximately 250,000 barrels per year, under ideal brewing conditions. Such an increase would require additional capital expenditures, primarily for fermentation equipment, and production personnel. The decision to add capacity is affected by the availability of capital, construction constraints and anticipated sales in new and existing markets.

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

     In addition to capacity utilization, other factors that could affect cost of sales and gross margin include changes in freight charges, the availability and price of raw materials and packaging materials, the mix between draft and bottled product sales, the sales mix of various bottled product packages, and fees related to the Distribution Alliance with A-B.

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

     Income Taxes. The Company records federal and state income taxes in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 109, Accounting for Income Taxes. Deferred income taxes or tax benefits reflect the tax effect of temporary differences between the amounts of assets and liabilities for financial reporting purposes and amounts as measured for tax purposes. The Company will establish a valuation allowance if it is more likely than not that these items will either expire before the Company is able to realize their benefits or that future deductibility is uncertain. The valuation allowance is reviewed and adjusted on a quarterly basis based on management’s assessment of the realizability of the deferred tax assets. As of December 31, 2002, the Company had approximately $11.2 million of deferred tax assets, comprised principally of federal net operating loss carryforwards (“NOLs”) that expire from 2012 through 2022 and state NOLs that expire from 2002 through 2017. The recognition of these assets is dependent upon estimates of future taxable income resulting from future reversals of existing taxable temporary differences, which have been recorded as deferred tax liabilities and exceed the deferred tax assets. During 2002, the Company established a valuation allowance of $271,000. During the first nine months of 2003, the Company increased its valuation allowance by $306,000 thereby reducing the estimated income tax benefit recorded in its statement of operations to $0. As of September 30, 2003, the Company’s deferred tax assets include a valuation allowance totaling $577,000. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically certain federal and state NOLs that may expire before the Company is able to utilize the tax benefit. To the extent that the Company continues to be unable to generate adequate taxable income in future periods, the Company will not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering potentially expiring NOLs.

     Long-Lived Assets. The Company evaluates potential impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes procedures for review of recoverability and measurement of impairment, if necessary, of long-lived assets, goodwill and certain identifiable intangibles. When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to projected future undiscounted cash flows in addition to other quantitative and qualitative analyses. Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss by a charge against current operations. Fixed assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. During 2002, the Company performed an analysis of its brewery assets to determine if an impairment might exist. The Company’s estimate of future undiscounted cash flows indicated that such carrying values were expected to be recovered. Nonetheless, it is possible that the estimate of future undiscounted cash flows may change in the future, resulting in the need to write down those assets to their fair value. No indicators of impairment have been identified during the nine months ended September 30, 2003.

Results of Operations

     The following table sets forth, for the periods indicated, certain items from the Company’s Statements of Operations expressed as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Sales	108.5%	109.2%	109.1%	109.4%
Less Excise Taxes	8.5	9.2	9.1	9.4

Net Sales	100.0	100.0	100.0	100.0
Cost of Sales	70.1	72.9	72.3	72.9

Gross Profit	29.9	27.1	27.7	27.1
Selling, General and Administrative Expenses	31.6	30.5	30.6	30.9

Operating Income (Loss)	(1.7)	(3.4)	(2.9)	(3.8)
Interest Expense	0.4	0.6	0.5	0.6
Other Income (Expense) — Net	—	(0.3)	0.1	—

Income (Loss) before Income Taxes	(2.1)	(4.3)	(3.3)	(4.4)
Income Tax Provision (Benefit)	—	(0.7)	—	(0.4)

Net Income (Loss)	(2.1)%	(3.6)%	(3.3)%	(4.0)%

 Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

     Sales. Total sales increased 3.9% to $11,111,000 for the three months ended September 30, 2003 compared to $10,691,000 for the three months ended September 30, 2002, attributable to a 0.5% increase in barrels sold, some strength in pricing and an increase in sales in the pubs located in the Company’s two breweries. Total sales volume for the third quarter of 2003 increased to 58,700 barrels from 58,400 barrels for the same period in 2002, the result of a 1.7% increase in shipments of its packaged products offset by a 1.5% decrease in shipments of the Company’s draft products. The mix of package sales to draft sales generally affects overall revenue per barrel, with package product generating a higher revenue per barrel but also an increased cost of sales per barrel. The sales mix continued to migrate towards an increasing proportion of package sales, with 63.5% of total shipments in the third quarter 2003 being package shipments versus 62.8% in the same 2002 quarter. Sales volume for the 12-pack package, which is more costly to produce, decreased in the third quarter of 2003 to 32.7% of package sales from 34.1% in the third quarter of 2002. West Coast sales decreased 1.1% largely due to a 3.9% decrease in sales in Washington State, the Company’s largest market. Sales other than wholesale beer sales, primarily retail pub revenues, increased to $1,514,000 in the third quarter of 2003 from $1,374,000 in the third quarter of 2002. At September 30, 2003 and 2002, the Company’s products were distributed in 48 states.

     Excise Taxes. Excise taxes decreased to $868,000, or 8.5% of net sales, in the 2003 third quarter compared to $897,000, or 9.2% of net sales, in the comparable 2002. The comparability of excise taxes as a percentage of net sales is impacted by many factors, including average revenue per barrel, the proportion of pub sales to total sales, and the estimated annual average federal and state excise tax rates.

     Cost of Sales. Cost of sales increased 0.5% to $7,178,000 in the three months ended September 30, 2003 compared to $7,141,000 in the same 2002 period, but remained flat on a per barrel basis and decreased as a percentage of net sales. The Company continued to experience an increase in some of its primary direct costs, including raw materials and packaging, as well as an increase in some of its indirect costs following the expansion of its brewing capacity in its Portsmouth Brewery. As a percentage of net sales, cost of sales decreased to 70.1% in the 2003 third quarter from 72.9% in the comparable 2002 quarter. Based upon the breweries’ combined current production capacity of 93,800 barrels and 89,000 barrels for the quarters ended September 30, 2003 and 2002, the utilization rates were 62.6% and 65.6%, respectively.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $3,236,000 in the 2003 third quarter compared to $2,987,000 in the 2002 third quarter. Significant components continue to be expenditures for the Company’s promotion programs as well as salaries for the national sales force. As a percentage of net sales, these expenses were 31.6% and 30.5% for the quarters ended September 30, 2003 and 2002, respectively.

     Interest Expense. Interest expense was $46,000 for the third quarter of 2003, down from $62,000 for the comparable 2002 period, reflecting the effect of lower outstanding debt and lower average interest rates.

     Other Income (Expense) - Net. Other income (expense) — net increased to income of $7,000 in the 2003 third quarter compared to expense of $24,000 in the 2002 third quarter. Interest income declined $42,000 in the same period as a result of a lower average balance of interest-bearing deposits and lower average interest rates. The 2002 third quarter included a $73,000 loss on disposal of fixed assets which were disposed of in conjunction with the September 2002 consolidation of the Company’s corporate offices into the Woodinville Brewery.

     Income Taxes. The Company’s effective income tax rate was 0.0% for the third quarter of 2003 compared to a 15.4% benefit for the third quarter of 2002. Both periods reflect the recording of an income tax benefit, based upon an estimate of the full-year pretax result relative to other components of the tax provision calculation, such as the exclusion of a portion of meals and entertainment expenses from tax return deductions, reduced fully in 2003 and partially in 2002 by a valuation allowance. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically certain federal and state net operating tax loss carryforwards created by the current year benefit that may expire before the Company is able to utilize the tax benefit. To the extent that the Company continues to be unable to generate adequate taxable income in future periods, the

Company will not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering potentially expiring NOLs.

 Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

     Sales. Total sales increased 3.5% to $32,113,000 for the nine months ended September 30, 2003 compared to $31,033,000 for the 2002 nine-month period, attributable to a 1.6% increase in sales volume. Total sales volume for the first nine months of 2003 increased to 174,300 barrels from 171,600 barrels for the same period in 2002. Shipments in Washington State, the Company’s largest market, decreased 0.5% in the first nine months of 2003 as compared to shipments in Washington State in the first nine months of 2002. Sales other than wholesale beer sales, primarily retail pub revenues, totaled $3,543,000 in the nine months ended September 30, 2003, compared to $3,457,000 in the comparable 2002 period. This increase was due to increasing sales in the Company’s pubs located in its two breweries, partially offset by the September 2002 closure of the Company’s Trolleyman Pub, located in the Company’s former Fremont Brewery.

     Excise Taxes. Excise taxes totaled $2,670,000, or 9.1% of net sales in the first nine months of 2003, as compared to $2,661,000, or 9.4% of net sales in the corresponding 2002 period. The comparability of excise taxes as a percentage of net sales is impacted by many factors, including average revenue per barrel, the proportion of pub sales to total sales, and the estimated annual average federal and state excise tax rates.

     Cost of Sales. Cost of sales increased 2.9% to $21,289,000 in the first nine months of 2003 versus $20,688,000 in the same 2002 period, but decreased slightly as a percentage of net sales. Cost of sales increased on a per barrel basis, impacted by increases in the cost of raw materials, packaging and brewing supplies, as well as higher freight costs driven by fuel surcharges. As a percentage of net sales, cost of sales was 72.3% for the 2003 period compared to 72.9% for the 2002 period. The utilization rate, based upon the breweries’ combined current production capacity was 62.8% and 64.6% for the nine months ended September 30, 2003 and 2002, respectively.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $9,006,000 in the first nine months of 2003 compared to $8,776,000 in the 2002 period. As a percentage of net sales, these expenses were 30.6% and 30.9% for the nine months ended September 30, 2003 and 2002, respectively. Significant components continue to be expenditures for the Company’s promotion programs as well as salaries for the national sales force. Redhook continues to focus on effective sales and marketing programs, supported by the effort and commitment of its wholesalers.

     Interest Expense. Interest expense was $146,000 for the nine months ended September 30, 2003, down from $172,000 for the comparable 2002 period, reflecting the effect of lower outstanding debt and lower average interest rates.

     Other Income - Net. Other income — net increased to income of $40,000 for the nine months ended September 30, 2003 from income of $8,000 for the comparable 2002 period. Interest income declined $62,000 in the first nine months of 2003 as a result of a lower average balance of interest-bearing deposits and lower average interest rates. The 2002 period included a $95,000 loss on the disposal of assets, most of which were disposed of in conjunction with the September 2002 consolidation of the Company’s corporate offices into the Woodinville Brewery.

     Income Taxes. The Company’s effective income tax rate was 0.0% for the nine months ended September 30, 2003 compared to a 10.0% benefit for same period in 2002. Both periods reflect the recording of an income tax benefit, based upon an estimate of the full-year pretax result relative to other components of the tax provision calculation, such as the exclusion of a portion of meals and entertainment expenses from tax return deductions, reduced fully in 2003 and partially in 2002 by a valuation allowance. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically certain federal and state net operating tax loss carryforwards created by the current year benefit that may expire before the Company is able to utilize the tax benefit. To the extent that the Company continues to be unable to generate adequate taxable income in future periods, the Company will not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering potentially expiring NOLs.

Liquidity and Capital Resources

     The Company had $6,582,000 and $7,007,000 of cash and cash equivalents at September 30, 2003 and December 31, 2002, respectively. At September 30, 2003, the Company had working capital of $4,681,000. The Company’s long-term debt as a percentage of total capitalization (long-term debt, convertible redeemable preferred stock and common stockholders’ equity) was 8.7% at September 30, 2003 compared to 9.0% at December 31, 2002. Cash provided by operating activities totaled $974,000 and $2,248,000 for the nine months ended September 30, 2003 and 2002, respectively. Cash provided by operations in the nine-month period of 2003 was lower than in the comparable 2002 period as a result of an increase in beer and promotional inventories to levels necessary to meet the demands of the Company’s Winterhook seasonal ale program, as well as the timing of payment of certain current liabilities. During the first nine months of 2003, the Company repurchased 101,400 shares of its Common Stock totaling $231,000 and had capital expenditures totaling $831,000 related primarily to the expansion of fermentation cellars in the Portsmouth Brewery to accommodate the anticipated increase in East Coast volume.

     The Company has a credit agreement with a bank under which a term loan (the “Term Loan”) and a $10 million revolving credit facility (the “Revolving Facility”) are provided. The Term Loan, which originated in June 1997 upon the conversion of a $9 million secured credit facility, had a five-year term with a 20-year amortization schedule. In June 2001, the credit agreement was amended to extend the maturity date on the Term Loan to June 5, 2007. In June 2002, the credit agreement was amended to extend the commitment period for the Revolving Facility to July 1, 2004. The Term Loan and the Revolving Facility are secured by substantially all of the Company’s assets. Through June 4, 2002, interest on the Term Loan accrued at a variable rate based on the London Inter Bank Offered Rate (“LIBOR”) plus 1.25%. Since June 5, 2002, interest on the Term Loan accrued at LIBOR plus 1.75%. The interest rate for the Revolving Facility is the applicable LIBOR plus 1.00% to 2.00%, depending on the Company’s funded debt ratio. The Company has the option to fix the applicable interest rate for up to twelve months by selecting LIBOR for one- to twelve- month periods as a base. As of September 30, 2003, there was $6.2 million outstanding on the Term Loan, and the Company’s one-month LIBOR-based borrowing rate was approximately 2.88%. As of September 30, 2003, there were no borrowings outstanding on the Revolving Facility. The termination of the A-B Distribution Agreement for any reason or the failure by the Company to perform any of its material obligations under the A-B Investment Agreement would constitute an event of default under the credit agreement and the bank may declare the entire outstanding loan balance immediately due and payable. See “- Certain Considerations: Issues and Uncertainties” below. If this were to occur, it would be unlikely that the Company could satisfy its obligations under the Term Loan. In all events, unless additional capital were raised, the Company would not have sufficient liquidity to satisfy both its obligation under the Term Loan and its obligation to redeem the Series B Preferred Stock under the A-B Investment Agreement. The Company could seek to refinance its Term Loan with one or more banks or obtain additional equity capital; however, there can be no assurance the Company would be able to access additional capital to meet its needs or that such additional capital would be at commercially reasonable terms.

     The terms of the credit agreement require the Company to meet certain financial covenants. In December 2001 and March 2003, the credit agreement was amended to modify several financial covenants. These revisions have reduced the likelihood that a violation of the covenants by the Company will occur; however, if the Company were to report a significant net loss for one or more quarters within a time period covered by the financial covenants, one or more of the covenants would be negatively impacted and could cause a violation. Failure to meet the covenants required by the credit agreement is an event of default and, at its option, the Bank could deny a request for a waiver and declare the entire outstanding loan balance immediately due and payable. In such a case, the Company would seek to refinance the loan with one or more banks, potentially at less desirable terms. However, there can be no guarantee that additional financing would be available at commercially reasonable terms, if at all. The Company was in compliance with all covenants for the quarter ended September 30, 2003.

     The Company has required capital principally for the construction and development of its production facilities. To date, the Company has financed its capital requirements through cash flow from operations, bank borrowings and the sale of common and preferred stock. The Company expects to meet its future financing needs and working capital and capital expenditure requirements through cash on hand, operating cash flow and, to the extent required and available, bank borrowings and offerings of debt or equity securities. However, there cannot be any guarantee that any additional financing will be available when needed or at commercially reasonable terms. Capital expenditures for the first nine months of 2003 totaled $831,000. Capital expenditures for 2003 are expected to total approximately $1,175,000.

     From May 2000 through May 2003, the Company repurchased its Common Stock in conjunction with a repurchase plan authorized by the Board of Directors. The plan allowed for the repurchase of 1.5 million outstanding shares of Common Stock for a total maximum repurchase of $2,750,000. In May 2003, at which time a total of 1,463,100 shares of Common Stock had been purchased in the open market for an aggregate expenditure of $2,750,000, the Company ended the repurchase plan. During the first and second quarters of 2003, 101,400 shares of Common Stock were purchased for $231,000.

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

     Relationship with Anheuser-Busch, Incorporated. Most of the Company’s future sales are expected to be through the Distribution Alliance with A-B. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 Part 1, Item 1 — Business — Product Distribution and Relationship with Anheuser-Busch, Incorporated for a further description of the Company’s relationship with A-B. If the Distribution Alliance were to be terminated, or if the relationship between A-B and the Company were to deteriorate, distribution of the Company’s products would suffer significant disruption and such event and would have a long-term severe negative impact on the Company’s sales and results of operations, as it would be extremely difficult for the Company to rebuild its own distribution network. Further, in the event that the A-B Distribution Agreement is terminated on or before December 31, 2004, under circumstances described in Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (see Business — Relationship with Anheuser-Busch, Incorporated — A-B Distribution Agreement), the terms of the Series B Preferred Stock held by A-B pursuant to the A-B Investment Agreement require the Company to redeem the Series B Preferred Stock on December 31, 2004 at a redemption price equal to $12.61 per share (approximately $16.3 million in the aggregate), plus an amount equal to accumulated and unpaid dividends thereon, if any. The terms of the Series B Preferred Stock further provide that, if at the time of the mandatory redemption the Company has insufficient legally available funds to redeem all shares of Series B Preferred Stock, then all funds that are legally available must be used to redeem Series B Preferred Stock. At any time thereafter when additional funds of the Company become legally available, such funds must be immediately used to redeem additional shares of Series B Preferred Stock. The Company would not be legally able to redeem shares of Series B Preferred Stock if, after giving effect to such redemption, the Company would not be able to pay its debts when due in the usual course of business or the Company’s total assets would be less than the sum of its total liabilities. Such a mandatory redemption could have a material adverse effect on the financial position and cash flows of the Company. While the Company believes that the benefits of the Distribution Alliance, in particular distribution and material cost efficiencies, offset costs associated with the Alliance, there can be no assurance that these costs will not have a negative impact on the Company’s profit margins in the future. Notice of intention to terminate the Distribution Agreement must be made by the party electing to do so no less than six months prior to the termination date.

     Effect of Competition on Future Sales. The domestic market in which the Company’s craft beers are sold is highly competitive due to the proliferation of small craft brewers, including contract brewers, the increase in the number of products offered by such brewers, increased competition from wine, spirits and imported beers, the introduction of fuller-flavored products by major national brewers and introductions of flavored alcohol beverages by large spirit companies and national brewers. While the Company’s sales volume for the fiscal years ended 2000, 2001, 2002 and the first nine months of 2003 increased when compared to the corresponding prior period’s volume, the Company did experience declining sales volume ranging from 2.3% to 5.7% for the years 1997 through 1999. If the Company were to again experience negative sales trends, the Company’s future sales and results of operations would be adversely affected. The Company has historically operated with little or no backlog and, therefore, its ability to predict sales for future periods is limited.

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

     Advertising and Promotional Costs. The Company has participated in advertising programs to varying degrees over the past five years. Prior to 1999, the Company engaged in very limited advertising to market its products. In order to increase brand awareness and capture a larger share of the fragmented craft beer market, the Company determined that a significant increase in spending on advertising and promotion was necessary. In 1999 and 2000, the Company primarily utilized radio, billboard and print advertising in key markets, while also participating to a smaller degree in a co-operative program with its distributors. In 2001, 2002 and 2003, the Company allocated a larger share of its advertising spending to this co-operative program whereby the Company’s spending is matched dollar for dollar by the distributor. Expenditures for the co-op program and media advertising program totaled $2.6 million and $1.9 million for the years ended December 31, 2001 and 2002, respectively, and $979,000 for the nine months ended September 30, 2003. This increased advertising spending has significantly increased the Company’s selling, general and administrative expense since 1998, leading to increased losses and a reduction in stockholders’ equity. Market and competitive considerations could require an increase in other promotional costs associated with developing existing and new markets.

     Dependence on Third-Party Distributors. The Company also relies heavily on non-Alliance third-party distributors for the sale of its products to retailers. The Company’s most significant non-Alliance wholesaler, K&L Distributors, Inc., that although not part of the Alliance is a distributor in the A-B distribution network, accounted for approximately 13% of the Company’s sales in the first nine months of 2003. Substantially all of the remaining sales volume is through the Distribution Alliance to wholesalers that are part of the A-B distribution network, most of which are independent wholesalers. A disruption of the Company’s, the wholesalers’ or A-B’s ability to distribute products efficiently due to any significant operational problems, such as wide-spread labor union strikes, the loss of K&L Distributors as a customer, or the termination of the Distribution Alliance could have a material adverse impact on the Company’s sales and results of operations.

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

     Income Tax Benefits. As of December 31, 2002, the Company had approximately $11.2 million of deferred tax assets, comprised principally of federal NOLs that expire from 2012 through 2022 and state NOLs that expire from 2002 through 2017. Federal NOLs, generally permitted to be carried forward no more than 20 years, and state NOLs, generally permitted to be carried forward 5 to 15 years, can be used to offset regular tax liabilities in future years. The recognition of these assets is dependent upon estimates of future taxable income resulting from future reversals of existing taxable temporary differences, which have been recorded as deferred tax liabilities and exceed the deferred tax assets. During 2002, the Company established a valuation allowance of $271,000. During the first nine months of 2003, the Company increased its valuation allowance by $306,000 thereby reducing the estimated income tax benefit recorded in its statement of operations to $0. As of September 30, 2003, the Company’s deferred tax assets include a valuation allowance totaling $577,000. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically certain federal and state net operating tax loss carryforwards that may expire before the Company is able to utilize the tax benefit. To the extent that the Company continues to be unable to generate adequate taxable income in future periods, the Company will not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering potentially expiring NOLs.

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

     The Company did not have any derivative financial instruments as of September 30, 2003.

ITEM 4. Controls and Procedures

     The Company has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

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

(b)   Reports on Form 8-K

During the quarter ended September 30, 2003, and between such date and the filing of this Form 10-Q, the Company furnished the following report on Form 8-K:

Current report dated November 4, 2003 furnishing a press release announcing certain financial results for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDHOOK ALE BREWERY, INCORPORATED

November 13, 2003	BY: /s/ David J. Mickelson

David J. Mickelson
Executive Vice President, Chief Financial Officer and Chief Operating Officer

November 13, 2003	BY: /s/ Anne M. Mueller

Anne M. Mueller
Controller and Treasurer, Principal Accounting Officer