Form 10-K
period 2003-12-31
REDHOOK ALE BREWERY INC
filed 2004-03-29
CIK 892222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-26542

Redhook Ale Brewery, Incorporated
(Exact name of registrant as specified in its charter)

Washington	91-1141254
(State of incorporation)	(I.R.S. Employer Identification Number)
14300 NE 145th Street, Suite 210 Woodinville, Washington (Address of principal executive offices)	98072-6950 (Zip Code)

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

      The aggregate market value of the Common Stock held by non-affiliates of the Registrant (based on the closing price of such stock, as reported by The Nasdaq National Market, on June 30, 2003) was $9,188,907.(1)

      The number of shares of the registrant’s Common Stock outstanding as of March 12, 2004 was 6,226,306.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant’s Proxy Statement relating to the registrant’s 2004 Annual Meeting of Stockholders to be held on May 18, 2004, are incorporated by reference into Part III of this Report.

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

      Redhook Ale Brewery, Incorporated (“Redhook” or the “Company”) is one of the leading brewers of craft beers in the United States and has been at the forefront of the domestic craft brewing segment since the Company’s formation in 1981. Redhook produces its specialty bottled and draft products in two technologically advanced, Company-owned breweries, one in the Seattle suburb of Woodinville, Washington (the “Washington Brewery”) and the other in Portsmouth, New Hampshire (the “New Hampshire Brewery”). By operating its own small-batch breweries, the Company believes it is better able to control the quantities, types and flavors of beer produced, while optimizing the quality and consistency of its products. Management believes that the Company’s significant production capacity is of high quality and that Redhook is the only domestic craft brewer that owns and operates substantial production facilities in both a western region and eastern region of the United States.

      The Company currently produces nine styles of beer, marketed under distinct brand names. The Company’s flagship brand is Redhook E.S.B. and its other principal products include Redhook India Pale Ale, Redhook Blonde Ale, Blackhook Porter, Chinook Copper Ale, and its seasonal offerings Winterhook, Redhook Sunrye Ale and Redhook Nut Brown Ale. In 2003, the Company began producing and selling Widmer Hefeweizen in the Eastern United States under a licensing agreement with Widmer Brothers Brewing Company. In addition to its principal products, the Company periodically develops and markets new products to test and measure consumer response to varying styles and flavors. The Company distributed its products through a network of third-party wholesale distributors and a distribution alliance with Anheuser-Busch, Incorporated (“A-B”) (the “Distribution Alliance” or the “Alliance”) in 48 states as of December 31, 2003.

Industry Background

      The Company is one of the leading brewers in the relatively small craft brewing segment of the U.S. brewing industry. Craft beers are distinguishable from other domestically produced beers by their fuller flavor and adherence to traditional European brewing styles. According to industry sources, the share of the domestic beer sales market held by the craft beer segment has remained stable over recent years. Craft beer shipments in 2002 and 2001 were approximately 3% of total beer shipped in the United States. During these years, approximately 6.43 million barrels and 6.21 million barrels were shipped in the U.S. by the craft beer segment, while total beer sold in the U.S., including imported beer, was approximately 203.5 million and 200.9 million barrels. Although industry information for 2003 has not yet been finalized, the craft beer segment’s market share is still anticipated to remain at approximately 3% despite industry analysts’ estimates that 2003 total beer sales in the U.S. declined slightly while 2003 sales by the craft beer segment increased slightly. The number of craft brewers in the U.S. has grown dramatically, from 627 at the end of 1994, peaking at nearly 1,500 in 2000, and down to approximately 1,326 in 2003.

      In the early 1900s, the U.S. brewing industry was comprised of nearly 2,000 breweries, most of which were small operations that produced distinctive beers for local markets. Fewer than 1,000 of these breweries reopened following Prohibition. During the ensuing decades, the beer industry concentrated its resources primarily on marketing pale lagers and pilsners for various reasons, including the desire to appeal to the broadest possible segment of the population; to benefit from economies of scale through large-scale production techniques; to prolong shelf life through use of pasteurization processes; and to take advantage of mass media advertising reaching consumers nationwide. At the same time the beer industry was narrowing its product offerings to compete more effectively, there was also extensive consolidation occurring in the industry. According to industry sources, the three largest domestic brewers accounted for approximately 80% of total beer shipped in the United States, including imports, in 2003.

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

      By the latter half of the 1980s, a substantial new domestic industry segment had developed in response to the increasing consumer demand for specialty beers. Across the country, a proliferation of regional specialty brewers (annually selling more than 15,000 barrels but less than 2.0 million barrels of craft beer brewed at their own facilities), contract brewers (selling craft beer brewed by a third party to the contract brewer’s specifications), microbreweries (selling less than 15,000 barrels per year), and brewpubs (combination restaurant-breweries) emerged to form the craft beer industry. This new segment was able to deliver the fuller flavored products presented by the imported beers while still offering a fresher product and one that could appeal to local taste preferences. The strength of consumer demand has enabled certain craft brewers, such as the Company, to evolve from microbreweries into regional and national specialty brewers by constructing larger breweries while still adhering to the traditional European brewing methods that characterize the craft brewing segment. Other craft brewers have sought to take advantage of growing consumer demand and excess industry capacity, when available, by contract brewing at underutilized facilities.

      The growth that occurred in the last half of the 1980’s and early 1990’s in the craft beer segment has been slowed by the success of the larger specialty beer category in which the craft beer segment competes as well as by the growth of the wine and spirits markets. Specialty beverages include imported beers which have enjoyed resurgence in demand since the mid-1990’s, fuller-flavored products produced by national domestic brewers, and the newest category of flavored alcohol beverages. Certain national domestic brewers have also sought to appeal to this growing demand for craft beers by producing their own fuller-flavored products. In 2001 and 2002, the specialty segment saw the introduction of flavored alcohol beverages, the consumers of which, industry sources generally believe, correlate closely with the consumers of the import and craft beer products. While sales of flavored alcohol beverages were initially very strong, these growth rates slowed in 2003. The wine and spirits market has experienced a surge in the past several years, attributable to competitive pricing, increased merchandising, and increased consumer interest in spirits.

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

      Strategic Distribution Alliance with Industry Leader. In October 1994, the Company entered into a distribution agreement with A-B, pursuant to which Redhook distributes its products in substantially all of its markets through A-B’s wholesale distribution network. A-B’s domestic network consists of nearly 600 wholesale distributors, most of whom are geographically contiguous and independently owned and operated. The Alliance with A-B enabled the Company to expand its distribution to new markets more quickly and without the delays, costs and potential gaps or overlaps in coverage associated with developing a network of distributors on a piecemeal basis. As an independent company, Redhook maintains complete control over the production and marketing of its products while utilizing A-B’s distribution network.

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

      Advertising and Promotion of Products. The Company promotes its products through advertising in select markets, a co-operative advertising and promotion program with its wholesalers, training and education of wholesalers and retailers, promotions at local festivals, venues, and pubs, and utilization of its own pubs. In 1999, after having never participated in any significant advertising programs, the Company began a brand investment program that significantly increased advertising and related costs. During 1999 and 2000, the Company primarily utilized radio, billboard and print advertising in select markets, while also participating, to a small degree, in co-operative advertising where the Company’s spending is matched dollar for dollar by the local distributor. In 2001, the Company allocated a larger share of its advertising spending to its co-operative advertising and promotion program. Since 2001, the Company has continued its co-operative advertising and promotion program while reducing even further those advertising expenditures where the Company funded the entire program. The Company also markets its products to distributors, retailers and consumers through a variety of specialized training and promotional methods. The Company actively trains its distributors and retailers in understanding the brewing process, the craft beer segment and Redhook products. Promotional methods include introducing Redhook products on draft in pubs and restaurants, using promotional items including tap handles, glassware and coasters, and participating in local festivals and sports venues to increase brand name recognition. In addition, the Company’s prominently located breweries feature pubs and retail outlets and offer guided tours to further increase consumer awareness of Redhook.

      On February 3, 2004, the Company announced that it had reached an agreement in principle with Widmer Brothers Brewing Company (“Widmer”), headquartered in Portland, Oregon, to form a joint sales and marketing organization to serve both companies’ operations in the Western United States. Finalization of the organization of this joint venture will require the approval of the Boards of Directors of both companies and various regulatory agencies. The Company expects that the joint venture will become fully operational in the second quarter of 2004. For additional information about the joint venture with Widmer, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Considerations: Issues and Uncertainties — Joint Organization with Widmer Brothers Brewing Company”.

Products

      The Company produces a wide variety of specialty craft beers using traditional European brewing methods. The Company brews its beers using only high-quality hops, malted barley, wheat, rye and other natural ingredients, and does not use any rice, corn, sugar, syrups or other adjuncts. The Company’s beers are marketed on the basis of freshness and distinctive flavor profiles. To help maintain full flavor, the Company’s products are not pasteurized. As a result, it is appropriate that they be kept cool so that oxidation and heat-induced aging will not adversely affect the original taste, and that they be distributed and served as soon as possible, generally within three months after packaging to maximize freshness and flavor. The Company distributes its products only in glass bottles and kegs, and its products are freshness dated for the benefit of consumers.

      The Company presently produces nine principal brands, including one brand produced in conjunction with a licensing agreement, each with its own distinctive combination of flavor, color and clarity:

      Redhook E.S.B. The Company’s flagship brand, Redhook E.S.B., which accounted for approximately 53% of the Company’s sales in 2003, is a full, rich, well-rounded, amber-colored ale with a sweet toasted malt flavor balanced by a pleasant floral liveliness derived from Tettnang hops.

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

      Redhook Sunrye Ale. Gently roasted barley, delicate hops and a touch of rye combine for a very balanced beer. Slightly unfiltered to exude a pearl glow, Sunrye is the newest member of the Redhook seasonal selection and is styled for warm weather refreshment. Sunrye is available from April through September.

      Redhook Nut Brown Ale. A malty ale with a hint of sweetness in the finish. The combination of six barley malts and two hop varieties results in a surprisingly smooth, well-balanced dark beer. Nut Brown Ale is available during the late winter and early spring.

      Widmer Hefeweizen. In January 2003, the Company entered into a licensing agreement with Widmer Brothers Brewing Company to produce and sell the Widmer Hefeweizen brand in states east of the Mississippi River. Brewing of this product, which began in February 2003, is conducted at the New Hampshire Brewery under the supervision and assistance of Widmer’s brewing staff to insure their brand’s quality and matching taste profile. The term of this agreement is for five years, with an additional one-year automatic renewal unless either party elects to terminate the arrangement. The agreement may be terminated by either party at any time without cause pursuant to 150 days notice. The agreement may be terminated for cause by either party under certain conditions. During the term of this agreement, Redhook will not brew, advertise, market, or distribute any product that is labeled or advertised as a “Hefeweizen” or any similar product in the agreed upon eastern territory. Brewing and selling of Redhook’s Hefe-weizen was discontinued in conjunction with this agreement. This agreement, for the Eastern United States only, is expected to increase capacity utilization and strengthen the Company’s product portfolio. The brewing and sales of Widmer Hefeweizen did not have a material impact on the Company’s sales or results of operations in 2003.

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

Brewing Operations

      The Brewing Process. Beer is made primarily from four natural ingredients: malted grain, hops, yeast and water. The grain most commonly used in brewing is barley, owing to its distinctive germination characteristics that make it easy to ferment. The Company uses the finest barley malt, using strains of barley having two rows of grain in each ear. A wide variety of hops may be used to add seasoning to the brew; some varieties best confer bitterness, while others are chosen for their ability to impart distinctive aromas to the beer. Nearly all the yeasts used to induce or augment fermentation of beer are of the species Saccharomyces cerevisiae, which includes both the top-fermenting yeasts used in ale production and the bottom-fermenting yeasts associated with lagers.

      The brewing process begins when the malt supplier soaks the barley grain in water, thereby initiating germination, and then dries and cures the grain through kilning. This process, known as “malting,” breaks down complex carbohydrates and proteins so that they can be easily extracted. The malting process also imparts color and flavor characteristics to the grain. The cured grain, referred to as “malt,” is then sold to the brewery. At the brewery, various malts are cracked by milling, and mixed with warm water. This mixture, or “mash,” is heated and stirred in the mash tun, allowing the simple carbohydrates and proteins to be converted into fermentable sugars. Naturally occurring enzymes help facilitate this process. The mash is then strained and rinsed in the lauter tun to produce a residual liquid, high in fermentable sugars, called “wort,” which then flows into a brew kettle to be boiled and concentrated. Hops are added during the boil to impart bitterness, balance and aroma. The specific mixture of hops and the brewing time and temperature further affect the flavor of the beer. After the boil, the wort is strained and cooled before it is moved to a fermentation cellar, where specially cultured yeast is added to induce fermentation. During fermentation, the wort’s sugars are metabolized by the yeast, producing carbon dioxide and alcohol. Some of the carbon dioxide is recaptured and absorbed back into the beer, providing a natural source of carbonation. After fermentation, the beer is cooled for several days while the beer is clarified and full flavor develops. Filtration, the final step for a filtered beer, removes unwanted yeast. At this point, the beer is in its peak condition and ready for bottling or keg racking. The entire brewing process of ales, from mashing through filtration, is typically completed in 14 to 21 days, depending on the formulation and style of the product being brewed.

[REDHOOK ALE BREW PROCESS GRAPHIC]

      Brewing Equipment. The Company uses only technologically advanced and highly automated small-batch brewing equipment. The Washington Brewery employs a 100-barrel mash tun; lauter tun; wort receiver; wort kettle; whirlpool kettle; five 70,000-pound, one 35,000-pound and two 25,000-pound grain silos; two 100-barrel, fifty-four 200-barrel, and ten 600-barrel fermenters; and two 300-barrel and four 400-barrel bright tanks. The New Hampshire Brewery employs a 100-barrel mash tun; lauter tun; wort receiver; wort kettle; whirlpool kettle; three 70,000-pound and two 35,000-pound grain silos; nine 100-barrel, two 200 barrel and eighteen 400-barrel fermenters; two 200-barrel and four 400-barrel bright tanks; and an anaerobic waste-water treatment facility which completes the process cycle. Both breweries use advanced microfiltration technology, including a diatomaceous earth pad filter, which can extend product shelf life by eliminating unwanted yeast.

      Bottling and Kegging. The Company packages its craft beers in both bottles and kegs. Both of the Company’s breweries have fully automated, technologically advanced bottling and keg lines. The bottle filler at both breweries utilizes a carbon dioxide environment during bottling that is designed to ensure that minimal oxygen is dissolved in the beer, thereby extending product shelf life.

      Quality Control. The Company monitors production and quality control of both of its breweries with central coordination at the Washington Brewery. Both the Washington and New Hampshire breweries have an on-site laboratory where microbiologists and lab technicians supervise on-site yeast propagation, monitor product quality, test products, measure color and bitterness, and test for oxidation and unwanted bacteria. The Company also regularly utilizes outside laboratories for independent product analysis.

      Ingredients and Raw Materials. The Company currently purchases a significant portion of its malted barley from a single supplier and its premium-quality select hops, grown in the Pacific Northwest, from competitive sources. The Company periodically purchases small lots of European hops, which it uses to achieve a special hop character in certain of its beers. In order to ensure the supply of the hop varieties used in its products, the Company enters into supply contracts for its hop requirements. Redhook believes that comparable quality malted barley and hops are available from alternate sources at competitive prices, although there can be no assurance that pricing would be consistent with the Company’s current arrangements. The Company currently cultivates its own Saccharomyces cerevisiae yeast supply and maintains a separate, secure supply in-house. The Company has access to multiple competitive sources for packing materials, such as bottles, labels, six-pack carriers, crowns and shipping cases.

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

      Prior to establishing the Alliance with A-B, the Company distributed its products regionally through distributors, many of which were part of the A-B distribution network, in eight western states: Washington, California (northern), Oregon, Idaho, Montana, Wyoming, Colorado and Alaska. The Company’s most significant non-Alliance wholesaler is K&L Distributors, Inc., which although not part of the Alliance is a distributor in the A-B distribution network and responsible for distribution of the Company’s products in most of King County, Washington, including Seattle. K&L Distributors, Inc. accounted for approximately 13%, 13% and 14% of total sales in 2003, 2002 and 2001, respectively. As of December 31, 2003, the Company had 20 non-Alliance distributors. The Company expects the percentage of sales represented by non-Alliance distributors to continue to decline as the Company expands its sales through the Alliance.

      A-B, whose products accounted for approximately 50% of total beer shipped by volume in the U.S., including imports, distributes its products throughout the United States through a network of nearly 600 wholesale distributors, most of whom are geographically contiguous and independently owned and operated. The Company believes that the typical A-B distributor is financially stable and has both a long-standing presence and a substantial market share of beer sales in its territory.

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

      The Company’s products were distributed in 48 states at the end of 2003. In 2003, the Company shipped its products to 527 Alliance distribution points, accounting for approximately 72% of the Company’s sales volume. In addition, sales through wholesalers that are part of the A-B distribution network but that are not part of the Alliance accounted for an additional 23% of the Company’s sales volume in 2003.

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

Sales and Marketing

      During 2003, the Company promoted its products through a co-operative advertising and promotion program with its wholesalers; media advertising in select markets; training and education of wholesalers and retailers; promotions at local festivals, venues, and pubs; utilization of its two breweries; and price discounting.

      The Company has participated in advertising programs to varying degrees over the past five years. Prior to 1999, the Company engaged in very limited advertising to market its products. In order to increase brand awareness and capture a larger share of the fragmented craft beer market, the Company determined that a significant increase in spending on advertising and promotion was necessary. During 1999 and 2000, the Company primarily utilized radio, billboard and print advertising in key markets, while also participating to a small degree in a co-operative program with its distributors. In 2001, the Company allocated a larger share of its advertising spending to this co-operative program whereby the Company’s spending is matched dollar for dollar by the distributor. In 2002 and 2003, the Company continued its co-operative advertising and promotion program while reducing even further those advertising expenditures where the Company funded the entire program. The Company believes that the financial commitment as well as the distributor’s knowledge of the local market result in an advertising and promotion program that is targeted in a manner that will best promote Redhook. Expenditures for the co-op program and media advertising program totaled $1.6 million and $1.9 million in 2003 and 2002, respectively. This advertising spending has significantly increased the Company’s selling, general and administrative expense since 1998, leading to increased losses and a reduction in stockholders’ equity. The Company expects to continue to participate in the co-op advertising and promotion program and limited media advertising in select markets in 2004. Market and competitive considerations could require an increase in other promotional costs associated with developing existing and new markets.

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

      The Company’s sales representatives devote considerable effort to the promotion of on-premise consumption at participating pubs and restaurants. The Company believes that educating retailers about the freshness and quality of the Company’s products will in turn allow retailers to assist in educating consumers. The Company considers on-premise product sampling and education to be among its most effective tools for building brand identity with consumers and establishing word-of-mouth reputation. On-premise marketing is also accomplished through a variety of other point-of-sale tools, such as neon signs, tap handles, coasters, table tents, banners, posters, glassware and menu guidance. The periodic distribution of the Company’s experimental products in limited quantities to select pubs and restaurants is another example of on-premise marketing designed to increase consumer awareness. The Company seeks to identify its products with local markets by participating in or sponsoring cultural and community events, local music and other entertainment venues, local craft beer festivals and cuisine events, and local sporting events.

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

      On February 3, 2004, the Company announced that it had reached an agreement in principle with Widmer Brothers Brewing Company (“Widmer”), headquartered in Portland, Oregon, to form a joint sales and marketing organization to serve both companies’ operations in the Western United States. Finalization of the organization of this joint venture will require the approval of the Boards of Directors of both companies and various regulatory agencies. The Company expects that the joint venture will become fully operational in the second quarter of 2004. For additional information about the joint venture with Widmer, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Considerations: Issues and Uncertainties — Joint Organization with Widmer Brothers Brewing Company”.

Seasonality

      Sales of the Company’s products are somewhat seasonal, with the first and fourth quarters historically being the slowest and the rest of the year generating stronger sales. The volume of sales may also be affected by weather conditions. Because of the seasonality of the Company’s business, results for any one quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Competition

      The Company competes in the highly competitive craft brewing market as well as in the much larger specialty beer market, which encompasses producers of import beers, major national brewers that have introduced fuller-flavored products, and large spirit companies and national brewers that produce flavored alcohol beverages. Beyond the beer market, craft brewers have also faced competition from producers of wines and spirits. See “Industry Background.”

      Competition within the domestic craft beer segment and the specialty beer market is based on product quality, taste, consistency and freshness; ability to differentiate products; promotional methods and product support; transportation costs; distribution coverage; local appeal; and price.

      The craft beer segment is highly competitive due to the proliferation of small craft brewers, including contract brewers, and the large number of products offered by such brewers. Craft brewers have also encountered more competition as their peers expand distribution. Just as Redhook expanded distribution of its products to markets outside of its home in the Pacific Northwest, so have other craft brewers expanded distribution of their products to other regions of the country, leading to an increase in the number of craft brewers in any given market. Redhook has encountered strong competition from microbreweries, from other regional specialty brewers such as Sierra Nevada Brewing Company and New Belgium Brewing Company, as well as from contract brewers such as Boston Beer Company. Because the number of participants and number of different products offered in this segment have increased significantly in the past ten years, the competition for bottled product placements and especially for draft beer placements has intensified. Although certain of these competitors distribute their products nationally and may have greater financial and other resources than the Company, management believes that the Company possesses certain competitive advantages, including its technologically advanced, Company-owned production facilities and distribution through the Alliance.

      A significant portion of the Company’s sales continues to be in the Pacific Northwest region, which the Company believes is one of the most competitive craft beer markets in the United States, both in terms of number of market participants and consumer awareness. Since 1997, the Company has experienced a decline in sales volume in Washington State, the Company’s largest market, of approximately 6%. As this market matures, the Company expects to face increased competition, both from increased product introductions and aggressive price promotions.

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

      In 2001 and 2002, several major distilled spirits producers and national brewers introduced flavored alcohol beverages, also referred to as malternative beverages. These products, such as Smirnoff Ice, SKYY Blue, Bacardi Silver and Mike’s Hard Lemonade, initially demonstrated strong sales and appeared to draw a portion of overlapping consumers away from imports and craft beers. While industry specialists estimate that 2003 sales of some of these products have leveled off or even declined slightly, flavored alcohol beverages, in general, continue to be supported by significant advertising spending. The producers of many of these products have significantly greater financial resources than the Company. The success of the flavored alcohol beverages will likely subject the Company to increased competition.

      Competition for consumers of craft beers has also come from wine and spirits. Some of the growth in the past five years in the wine and spirits market, industry sources believe, has been drawn away from the beer market. This growth appears to be attributable to competitive pricing, increased merchandising, and increased consumer interest in spirits.

Regulation

      The Company’s business is highly regulated at federal, state and local levels. Various permits, licenses and approvals necessary to the Company’s brewery and pub operations and the sale of alcoholic beverages are required from various agencies, including the U.S. Treasury Department, Alcohol and Tobacco Tax and Trade Bureau (the “TTB”), formerly the Bureau of Alcohol Tobacco and Firearms; the United States Department of Agriculture; the United States Food and Drug Administration; state alcohol regulatory agencies in the states in which the Company sells its products; and state and local health, sanitation, safety, fire and environmental agencies. In addition, the beer industry is subject to substantial federal and state excise taxes, although the Company benefits from favorable treatment granted to brewers producing less than 2 million barrels per year.

      Management believes that the Company currently has all licenses, permits and approvals necessary for its current operations. However, existing permits or licenses could be revoked if the Company failed to comply with the terms of such permits or licenses. Additional permits or licenses could be required in the future for the Company’s existing or expanded operations. If licenses, permits or approvals necessary for the Company’s brewery or pub operations were unavailable or unduly delayed, or if any such permits or licenses were revoked, the Company’s ability to conduct its business could be substantially and adversely affected.

Alcoholic Beverage Regulation and Taxation

      Both of the Company’s breweries and pubs are subject to licensing and regulation by a number of governmental authorities. The Company operates its breweries under federal licensing requirements imposed by the TTB. The TTB requires the filing of a “Brewer’s Notice” upon the establishment of a commercial brewery. In addition, commercial brewers are required to file an amended Brewer’s Notice every time there is a material change in the brewing process or brewing equipment, change in the brewery’s location, change in the brewery’s management or a material change in the brewery’s ownership. The Company’s operations are subject to audit and inspection by the TTB at any time.

      In addition to the regulations imposed by the TTB, the Company’s breweries are subject to various regulations concerning retail sales, pub operations, deliveries and selling practices in states in which the Company sells its products. Failure of the Company to comply with applicable federal or state regulations could result in limitations on the Company’s ability to conduct its business. The TTB’s permits can be revoked for failure to pay taxes, to keep proper accounts, to pay fees, to bond premises, or to abide by federal alcoholic beverage production and distribution regulations, or if holders of 10% or more of the Company’s equity securities are found to be of questionable character. Permits from state regulatory agencies can be revoked for many of the same reasons.

      The U.S. federal government currently imposes an excise tax of $18 per barrel on beer sold for consumption in the United States. However, any brewer with annual production under 2 million barrels instead pays federal excise tax in the amount of $7 per barrel on sales of the first 60,000 barrels. While the Company is not aware of any plans by the federal government to reduce or eliminate this benefit to small brewers, any such reduction in a material amount could have an adverse effect on the Company. In addition, the Company would lose the benefit of this rate structure if it exceeded the 2 million barrel production threshold. Individual states also impose excise taxes on alcoholic beverages in varying amounts, which have also been subject to change. It is possible that excise taxes will be increased in the future by both the federal government and several states. In addition, increased excise taxes on alcoholic beverages have in the past been considered in connection with various governmental budget-balancing or funding proposals. Any such increases in excise taxes, if enacted, could adversely affect the Company.

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

Relationship with Anheuser-Busch, Incorporated

      In October 1994, the Company entered into the Alliance with A-B. The Alliance consists of a national distribution agreement (the “A-B Distribution Agreement”) and an investment by A-B in the Company (the “A-B Investment Agreement”). The Alliance gives the Company access to A-B’s domestic network of nearly 600 wholesale distributors, while the Company maintains control over the production and marketing of its products. Pursuant to the A-B Investment Agreement, A-B invested approximately $30 million to purchase the Company’s Series B Preferred Stock (the “Series B Preferred Stock”) and common stock of the Company (“Common Stock”), including newly-issued shares concurrent with the Company’s initial public offering.

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

      In the event that the A-B Distribution Agreement is terminated on or before December 31, 2004, under the circumstances described in (i), (iii) or (iv) above, or by A-B under the circumstances described in (ii) above, the terms of the Series B Preferred Stock held by A-B pursuant to the A-B Investment Agreement (see A-B Investment Agreement below) require the mandatory redemption of the Series B Preferred Stock on December 31, 2004, at a redemption price equal to $12.61 per share (approximately $16.3 million in the aggregate), plus an amount equal to accumulated and unpaid dividends thereon, if any. The terms of the Series B Preferred Stock further provide that, if at the time of the mandatory redemption the Company has insufficient legally available funds to redeem all shares of Series B Preferred Stock, then all funds that are legally available must be used to redeem Series B Preferred Stock. At any time thereafter when additional funds of the Company become legally available, such funds must be immediately used to redeem shares of Series B Preferred Stock. The Company would not be legally able to redeem shares of Series B Preferred Stock if, after giving effect to such redemption, the Company would not be able to pay its debts when due in the usual course of business or the Company’s total assets would be less than the sum of its total liabilities. Notice of intention to terminate the Distribution Agreement must be made by the party electing to do so no less than six months prior to the termination date. To date, neither party has given notice of its intention to terminate the A-B Distribution Agreement.

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

      A-B Board Representation. Under the A-B Investment Agreement, A-B has the right to designate a number of nominees based on its percentage ownership, but not less than two, so long as A-B holds at least 20% of the Common Stock on a Fully Diluted Basis (which number will be rounded up to the next highest whole number if not a whole number). A-B’s percentage ownership on a “Fully Diluted Basis,” as defined in the A-B Investment Agreement is calculated based on the assumption that all outstanding shares of Series B Preferred Stock and other convertible securities are converted into Common Stock, that all outstanding warrants and stock options (other than stock options granted to officers, directors and employees under the Company’s option plans) have been exercised in full, and that all holdings of A-B and its affiliated companies are aggregated. Currently, there are no outstanding options or warrants that would be included in the calculation of outstanding shares on a Fully Diluted Basis. As of March 12, 2004, A-B owned 29.8% of the Company’s Common Stock on a Fully Diluted Basis, and therefore was entitled under the terms of the A-B Investment Agreement to designate 2 directors to the Company’s Board of Directors. The Company is obligated to use reasonable efforts to cause the election of the nominees designated by A-B. If the designees are not elected, the Company is obligated to take certain remedial measures, and A-B is entitled to elect the same number of directors by class voting under the terms of the Series B Preferred Stock. A-B also has a contractual right to have one of its Board designees sit on each committee of the Company’s Board of Directors.

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

Trademarks

      The Company has obtained U.S. trademark registrations for the marks and corresponding logo designs for Ballard Bitter, Blackhook, Redhook, Redhook ESB, Wheathook, Winterhook, Sunrye, Double Black Stout and Blueline. The Company has also obtained U.S. trademark registrations for Forecasters, Trolleyman, and Cataqua. The Redhook mark and certain other Company marks are also registered or pending in various foreign countries. The Company regards its Redhook and other trademarks as having substantial value and as being an important factor in the marketing of its products. The Company is not aware of any infringing uses that could materially affect its current business or any prior claim to the trademarks that would prevent the Company from using such trademarks in its business. The Company’s policy is to pursue registration of its marks in its markets whenever possible and to oppose vigorously any infringement of its marks.

Employees

      At December 31, 2003, the Company had 206 employees, including 60 in production, 83 in the pubs, 49 in sales and marketing, and 14 in administration. Of these, 49 in the pubs, 5 in sales and marketing and 1 in production were part-time employees. The Company believes its relations with its employees to be good.

Item 2.	Properties

      The Company currently operates two technologically advanced, highly automated small-batch breweries, one in the Seattle suburb of Woodinville, Washington and the other in Portsmouth, New Hampshire. See Notes 4 and 10 of the Notes to Financial Statements included elsewhere herein.

      The Washington Brewery. The Washington Brewery, located on approximately 22 acres (17 of which are developable) in Woodinville, Washington, a suburb of Seattle, is across the street from the Chateau Ste. Michelle Winery, next to the Columbia Winery and visible from a popular bicycle path. The Washington Brewery is comprised of an approximately 88,000 square-foot building, a 40,000 square-foot building and an outdoor tank farm. The two buildings house a 100-barrel brewhouse, fermentation cellars, filter rooms, grain storage silos, a bottling line, a keg filling line, dry storage, two coolers and loading docks. The brewery includes a retail merchandise outlet and the Forecasters Public House, a 4,000 square-foot family-oriented pub that seats 200 and features an outdoor beer garden that seats an additional 200. Additional entertainment facilities include a 4,000 square-foot special events room accommodating up to 250 people. The brewery also houses office space, a portion of which is occupied by the Company’s corporate office and the remainder of which is leased through March 2005. The brewery’s current production capacity is approximately 250,000 barrels per year under ideal brewing conditions. The Company purchased the land in 1993 and believes that its value has appreciated.

      The New Hampshire Brewery. The New Hampshire Brewery is located on approximately 23 acres in Portsmouth, New Hampshire. The land is subleased, the term of which expires in 2047, and contains two seven-year extension options. The New Hampshire Brewery is modeled after the Washington Brewery and is similarly equipped, but is larger in design, covering 125,000 square feet to accommodate all phases of the Company’s brewing operations under one roof. Also included is a retail merchandise outlet, the Cataqua Public House, a 4,000 square-foot family-oriented pub with an outdoor beer garden, and a special events room accommodating up to 250 people. Production began in late October 1996, with an initial brewing capacity of approximately 100,000 barrels per year. In order to accommodate anticipated sales growth, additional brewing capacity was installed in 2002 and 2003, bringing the current production capacity to approximately 125,000 barrels per year. The Company plans to phase in additional brewing capacity as needed, up to the maximum designed production capacity of approximately 250,000 barrels per year under ideal brewing conditions.

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

Paul S. Shipman (51) — President, Chief Executive Officer and Chairman of the Board

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

David J. Mickelson (44) — Executive Vice President, Chief Financial Officer and Chief Operating Officer

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

Gerard C. Prial (49) — Vice President, East Coast Operations

      Mr. Prial has served as Vice President, East Operations since November 2001. From 1996 to November 2001, Mr. Prial served as the General Manager of the Company’s New Hampshire Brewery. He served as the Company’s Southern California Field Sales Manager from August 1994 to March 1996. From April 1993 to April 1994, Mr. Prial served as Vice President of Sales for Brewski Brewing Company of Culver City, California. From 1979 to 1993, he served in various positions for Wisdom Import Sales Company in Irvine, California. From 1977 to 1979, Mr. Prial worked for the Miller Brewing Company as an Area Manager in the Pacific Northwest. He received his Bachelor’s degree in Management & Economics from Marietta College in Marietta, Ohio in 1977.

Allen L. Triplett (45) — Vice President, Brewing

      Mr. Triplett has served as Vice President, Brewing since March 1995. From 1987 to March 1995, he was the Company’s Production Manager. He has worked in virtually every facet of production since joining the Company in 1985. Mr. Triplett has taken coursework at the Siebel Institute of Brewing and the University of California at Davis. He is a member of the Master Brewers Association of America, currently serving as its Secretary and Treasurer and formerly as its Technical Director in the Northwest district. He is also a member of the American Society of Brewing Chemists and a current and founding board member of National Ambassadors at the University of Wyoming. He received his Bachelor’s degree in Petroleum Engineering from the University of Wyoming in 1985.

Pamela J. Hinckley (50) — Former Vice President, Marketing

      Ms. Hinckley served as Vice President, Marketing from August 2000 to March 2004, and from March 1995 to May 1996. From June 1996 to July 2000, Ms. Hinckley served as the Company’s Vice President, Sales and Marketing. She served as the Company’s Marketing Director from August 1992 to March 1995 and its Retail Tourism Manager from August 1988 to August 1992. From 1984 to 1988, she was the wine buyer for a Seattle-area specialty food and wine retailer, and from 1982 to 1984 she was the retail and tourism manager for Stevenot Winery. Ms. Hinckley received her Bachelor’s degree in Psychology from Suffolk University in 1974. Ms. Hinckley left the Company in March 2004.

Gregory J. Marquina (49) — Former Vice President, Sales

      Mr. Marquina served as Vice President, Sales from August 2000 to March 2004. From 1993 to 2000, he was a principal of Coast Distributing Company, an A-B distributor in San Diego, California. From March 1979 to May 1993, Mr. Marquina held several management positions for A-B, including Division Manager for Southern California (1989-1993), Division Manager Northwest (1986-1989), Region Marketing Coordinator (1983-1986), Region Administrator (1981-1983), and District Manager (1979-1981). Mr. Marquina served as Product Manager from 1977 to 1979, and Regional Account Manager from 1976 to 1977, both with Armour Food Co. He received his Bachelor’s degree in Business Administration from the University of Oregon in 1976. Mr. Marquina left the Company in March 2004.

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

	High	Low

2003
First quarter	$3.410	$2.300
Second quarter	$2.600	$1.900
Third quarter	$2.860	$1.900
Fourth quarter	$2.400	$2.020
2002
First quarter	$3.350	$1.670
Second quarter	$2.780	$2.000
Third quarter	$2.250	$1.700
Fourth quarter	$2.550	$1.790

      As of March 12, 2004, there were 842 Common Stockholders of record, although the Company believes that the number of beneficial owners of its Common Stock is substantially greater.

      The Company has not paid any dividends since 1994. The Company anticipates that for the foreseeable future, all earnings, if any, will be retained for the operation and expansion of its business and the potential redemption of the Series B Preferred Stock, and that it will not pay cash dividends. The payment of dividends, if any, in the future will be at the discretion of the Board of Directors and will depend upon, among other things, future earnings, capital requirements, restrictions in future financing agreements, the general financial condition of the Company and general business conditions. Payment of dividends is also restricted by terms of the Series B Preferred Stock. See Note 6 of the Notes to Financial Statements — Convertible Redeemable Preferred Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

      The following is a summary as of December 31, 2003 of all equity compensation plans of the Company that provide for the issuance of equity securities as compensation. See Note 7 of the Notes to Financial Statements — Common Stockholders’ — Equity for additional discussion.

Number of Securities
	Number of Securities	Weighted Average	Remaining Available for
	to be Issued Upon	Exercise Price of	Future Issuance under
	Exercise of	Outstanding	Equity Compensation
	Outstanding Options,	Options, Warrants	Plans (excluding securities
	Warrants and Rights	and Rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,372,322	$3.61	62,269
Equity compensation plans not approved by security holders	—	—	—

Total	1,372,322	$3.61	62,269

Item 6.	Selected Financial Data

      The following selected financial data should be read in conjunction with the Company’s Financial Statements and the Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The selected statement of operations and balance sheet data for, and as of the end of, each of the five years in the period ended December 31, 2003, are derived from the financial statements of the Company. The operating data are derived from unaudited information maintained by the Company.

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share and operating data)
Statement of Operations Data:
Sales	$42,213	$40,913	$40,117	$37,837	$35,459
Less Excise Taxes	3,498	3,465	3,412	3,425	3,265

Net Sales	38,715	37,448	36,705	34,412	32,194
Cost of Sales	28,702	27,597	26,740	24,581	22,613

Gross Profit	10,013	9,851	9,965	9,831	9,581
Selling, General and Administrative Expenses	11,689	10,910	11,817	11,747	11,290

Operating Income (Loss)	(1,676)	(1,059)	(1,852)	(1,916)	(1,709)
Interest Expense	192	230	394	593	533
Other Income (Expense) — Net(1)	59	30	249	1,453	(49)

Income (Loss) before Income Taxes	(1,809)	(1,259)	(1,997)	(1,056)	(2,291)
Income Tax Provision (Benefit)	30	(126)	(679)	(328)	(768)

Net Income (Loss)	$(1,839)	$(1,133)	$(1,318)	$(728)	$(1,523)

Basic Earnings (Loss) per Share	$(0.30)	$(0.18)	$(0.19)	$(0.10)	$(0.20)
Diluted Earnings (Loss) per Share	$(0.30)	$(0.18)	$(0.19)	$(0.10)	$(0.20)

Operating Data (in barrels):
Beer Shipped	228,800	225,900	223,100	212,600	197,600
Production Capacity, End of Period(2)	375,000	360,000	350,000	350,000	350,000

	December 31,

	2003	2002	2001	2000	1999

Balance Sheet Data (in thousands):
Cash and Cash Equivalents	$6,123	$7,007	$6,364	$7,487	$5,463
Working Capital	4,511	4,346	4,640	4,817	2,635
Total Assets	77,131	79,982	82,155	85,621	87,707
Long-term Debt, Net of Current Portion	5,625	6,075	6,525	6,975	7,425
Convertible Redeemable Preferred Stock	16,233	16,188	16,144	16,099	16,055
Common Stockholders’ Equity	47,916	50,027	52,474	54,502	55,859

(1)	Includes a gain of approximately $1.0 million for the year ended December 31, 2000, resulting from the July 2000 sale of a warehousing facility and land owned by the Company which was used as the keg filling, storage and shipping facility prior to the 1998 curtailment of brewery operations in the Fremont neighborhood of Seattle.

(2)	Based on the Company’s estimate of current production capacity of equipment, assuming ideal brewing conditions, installed as of the end of such period. Amounts do not reflect maximum designed production capacity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

      Since its formation, the Company has focused its business activities on the brewing, marketing and selling of craft beers in the United States. For the year ended December 31, 2003, the Company had gross sales of $42,213,000, an increase of 3.2% over gross sales of $40,913,000 for the year ended December 31, 2002. The Company’s sales consist predominantly of sales of beer to third-party distributors and A-B through the Distribution Alliance. In addition, the Company derives other revenues from sources including the sale of beer, food, apparel and other retail items in its two brewery pubs.

      The Company’s sales volume (shipments) increased 1.3% to 228,800 barrels in 2003 as compared to 225,900 barrels in 2002. Sales in the craft beer industry generally reflect a degree of seasonality, with the first and fourth quarters historically being the slowest and the rest of the year typically demonstrating stronger sales. The Company has historically operated with little or no backlog, and its ability to predict sales for future periods is limited.

      The Company’s sales are affected by several factors, including consumer demand, price discounting and competitive considerations. The Company competes in the highly competitive craft brewing market as well as in the much larger specialty beer market, which encompasses producers of import beers, major national brewers that have introduced fuller-flavored products, and large spirit companies and national brewers that produce flavored alcohol beverages. Beyond the beer market, craft brewers have also faced competition from producers of wines and spirits. The craft beer segment is highly competitive due to the proliferation of small craft brewers, including contract brewers, and the large number of products offered by such brewers. Imported products from foreign brewers have enjoyed resurgence in demand since the mid-1990’s. Certain national domestic brewers have also sought to appeal to this growing demand for craft beers by producing their own fuller-flavored products. In 2001 and 2002, the specialty segment saw the introduction of flavored alcohol beverages, the consumers of which, industry sources generally believe, correlate closely with the consumers of the import and craft beer products. While sales of flavored alcohol beverages were initially very strong, these growth rates slowed in 2003. The wine and spirits market has experienced a surge in the past several years, attributable to competitive pricing, increased merchandising, and increased consumer interest in spirits. Because the number of participants and number of different products offered in this segment have increased significantly in the past ten years, the competition for bottled product placements and especially for draft beer placements has intensified.

      In January 2003, the Company entered into a licensing agreement with Widmer Brothers Brewing Company to produce and sell the Widmer Hefeweizen brand in states east of the Mississippi River. Brewing of this product, which began in February 2003, is conducted at the New Hampshire Brewery under the supervision and assistance of Widmer’s brewing staff to insure their brand’s quality and matching taste profile. The term of this agreement is for five years, with an additional one-year automatic renewal unless either party elects to terminate the arrangement. The agreement may be terminated by either party at any time without cause pursuant to 150 days notice. The agreement may be terminated for cause by either party under certain conditions. During the term of this agreement, Redhook will not brew, advertise, market, or distribute any product that is labeled or advertised as a “Hefeweizen” or any similar product in the agreed upon eastern territory. Brewing and selling of Redhook’s Hefe-weizen was discontinued in conjunction with this agreement. This agreement, for the Eastern United States only, is expected to increase capacity utilization and strengthen the Company’s product portfolio. The brewing and sales of Widmer Hefeweizen in 2003 did not have a material impact on the Company’s sales or results of operations.

      The Company is required to pay federal excise taxes on sales of its beer. The excise tax burden on beer sales increases from $7 to $18 per barrel on annual sales over 60,000 barrels and thus, if sales volume increases, federal excise taxes would increase as a percentage of sales. Most states also collect an excise tax on the sale of beer.

      Under normal circumstances, the Company operates its brewing facilities up to six days per week with multiple shifts per day. Under ideal brewing conditions (which would include, among other factors, production of a single brand in a single package), the current production capacity is approximately 250,000 barrels per year at the Washington Brewery and 125,000 barrels per year at the New Hampshire Brewery. Because of various factors, including the following two, the Company does not believe that it is likely that actual production volume will approximate current production capacity: (1) the Company’s brewing process, which management believes is similar to its competitors’ brewing processes, inherently results in some level of beer loss attributable to filtering, bottling, and keg filling; and (2) the Company routinely brews and packages various brands and package sizes during the year.

      During the peak sales volume periods of 2002, production capacity at the New Hampshire Brewery was nearly fully utilized. In order to accommodate volume growth in the markets served by the New Hampshire Brewery, including anticipated growth resulting from sales of Widmer Hefeweizen, the Company expanded fermentation capacity during the first half of 2003. This expansion brought the production capacity from approximately 110,000 barrels per year at the end of December 2002 to the current capacity of approximately 125,000 barrels per year. Production capacity at the New Hampshire Brewery can be added in phases until the facility reaches its maximum designed production capacity of approximately 250,000 barrels per year, under ideal brewing conditions. Such an increase would require additional capital expenditures, primarily for fermentation equipment, and production personnel. The decision to add capacity is affected by the availability of capital, construction constraints and anticipated sales in new and existing markets

      The Company’s capacity utilization has a significant impact on gross profit. Generally, when facilities are operating at their maximum designed production capacities, profitability is favorably affected because fixed and semivariable operating costs, such as depreciation and production salaries, are spread over a larger sales base. Because current period production levels have been substantially below the Company’s current production capacity, gross margins have been negatively impacted. This negative impact could be reduced if actual production increases.

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

	Year Ended December 31,

	2003	2002	2001

Sales	109.0%	109.3%	109.3%
Less Excise Taxes	9.0	9.3	9.3

Net Sales	100.0	100.0	100.0
Cost of Sales	74.1	73.7	72.9

Gross Profit	25.9	26.3	27.1
Selling, General and Administrative Expenses	30.2	29.1	32.2

Operating Income (Loss)	(4.3)	(2.8)	(5.1)
Interest Expense	0.5	0.6	1.1
Other Income (Expense) — Net	0.2	0.1	0.7

Income (Loss) before Income Taxes	(4.6)	(3.3)	(5.5)
Income Tax Provision (Benefit)	0.1	(0.3)	(1.9)

Net Income (Loss)	(4.7)%	(3.0)%	(3.6)%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

      The following table sets, for the periods indicated, a comparison of certain items from the Company’s Statements of Operations:

	Year Ended
	December 31,
			Increase/	%
	2003	2002	(Decrease)	Change

	(In thousands except barrels)
Sales	$42,213	$40,913	$1,300	3.2%
Less Excise Taxes	3,498	3,465	33	1.0

Net Sales	38,715	37,448	1,267	3.4
Cost of Sales	28,702	27,597	1,104	4.0

Gross Profit	10,013	9,851	163	1.7
Selling, General and Administrative Expenses	11,689	10,910	780	7.1

Operating Income (Loss)	(1,676)	(1,059)	(617)	(58.3)
Interest Expense	192	230	(38)	(16.8)
Other Income (Expense) — Net	59	30	29	95.8

Income (Loss) before Income Taxes	(1,809)	(1,259)	(550)	(43.7)
Income Tax Provision (Benefit)	30	(126)	155	123.7

Net Income (Loss)	$(1,839)	$(1,133)	$(705)	(62.2)%

Beer Shipped (in barrels)	228,800	225,900	2,900	1.3%

      Sales. Total sales increased 3.2% in 2003 as compared to 2002, attributable to a 1.3% increase in barrels sold, some strength in pricing and a 2.8% increase in other sales. Total sales volume in 2003 increased to 228,800 barrels from 225,900 barrels in 2002, the result of a 2.3% increase in shipments of packaged products offset by 0.5% decrease in shipments of the Company’s draft products. The mix of package sales to draft sales generally affects overall revenue per barrel, with package product generating a higher revenue per barrel but also an increased cost of sales per barrel. The sales mix continued to migrate towards an increasing proportion of package sales in 2003, with 64.9% of 2003 total volume being package shipments versus 64.3% in 2002. Contrary to the trend during the past several years, sales volume for the 12-pack package, which is more costly to produce, decreased to 33.6% of package sales from 34.1% in 2002. West Coast sales decreased 5.0% in 2003 as compared to 2002, largely due to a significant decline in sales in California and, to a smaller degree, to a 2.4% decline in shipments in Washington State, the Company’s largest market. Sales other than wholesale beer sales, primarily retail pub revenues, totaled $4,581,000 in 2003 compared to $4,455,000 in 2002. This increase was due to increasing sales in the Company’s pubs located in its two breweries, partially offset by the September 2002 closure of the Company’s Trolleyman Pub, located in the Company’s former Fremont Brewery. At December 31, 2003 and 2002, the Company’s products were distributed in 48 states.

      Excise Taxes. Excise taxes increased to $3,498,000 in 2003 from $3,465,000 in 2002, but decreased as a percentage of net sales to 9.0% from 9.3% in 2002. The comparability of excise taxes as a percentage of net sales is impacted by many factors, including average revenue per barrel, the proportion of pub sales to total sales, and the estimated annual average federal and state excise tax rates.

      Cost of Sales. Cost of sales increased 4.0%, or $1,104,000, in 2003 and also increased as a percentage of net sales and on a per barrel basis. The per barrel increase of $3.27 was attributable to an increase in the cost of raw materials (malted barley in particular following a poor 2002 worldwide harvest), packaging and brewing supplies, as well as higher freight costs driven by fuel surcharges. Some of the Company’s indirect costs also increased in 2003 following the expansion of its New Hampshire Brewery. The utilization rate, based upon the breweries’ combined current production capacity, was 61.6% and 63.4% for the years ended December 31, 2003 and 2002, respectively. The Company anticipates that, although it will experience modest cost increases in some raw materials and packaging in 2004, it will realize improved pricing for one of its most significant raw materials, malted barley.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $780,000 in 2003 in addition to increasing as a percentage of net sales and on a per barrel basis. Significant components of the sales and marketing effort continue to be expenditures for the Company’s promotion programs as well as salaries and related expenses for the national sales force. Increases in both promotional expenses and sales salaries in 2003 were a reaction to perceived shortfalls in promoting the Redhook brand in certain markets. These increases in expenses included an increase in sales headcount and materials related to sales. Redhook continues to focus on effective sales and marketing programs, supported by the effort and commitment of its wholesalers.

      Interest Expense. Interest expense decreased in 2003, compared to 2002, reflecting the effect of lower outstanding debt and lower average interest rates.

      Other Income (Expense) — Net. Other income (expense) — net increased to income of $59,000 in 2003 from income of $30,000 in 2002. Interest income declined $68,000 in 2003 as a result of a lower average balance of interest-bearing deposits and lower average interest rates. The 2002 period included a $97,000 loss on the disposal of assets, most of which were disposed of in conjunction with the September 2002 consolidation of the Company’s corporate offices into the Washington Brewery.

      Income Taxes. The Company’s effective income tax rate was a 1.6% expense in 2003 compared to a 10.0% benefit in 2002. Both years’ income taxes reflect a deferred income tax benefit offset by the recording of a valuation allowance. In 2003, the Company increased the valuation allowance to fully cover net tax operating loss carryforwards (“NOLs”) that were generated by the year’s deferred income tax benefit. In 2002, the NOLs generated by the year’s deferred income tax benefit were partially reduced by the creation of a valuation allowance. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically certain federal and state NOLs that may expire before the Company is able to utilize the tax benefit. Realization of the benefit is dependent on the Company’s ability to generate future U.S. taxable income. To the extent that the Company continues to be unable to generate adequate taxable income in future periods, the Company will not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering potentially expiring NOLs.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      The following table sets, for the periods indicated, a comparison of certain items from the Company’s Statements of Operations:

	Year Ended
	December 31,
			Increase/	%
	2002	2001	(Decrease)	Change

	(In thousands except barrels)
Sales	$40,913	$40,117	$796	2.0%
Less Excise Taxes	3,465	3,412	53	1.5

Net Sales	37,448	36,705	743	2.0
Cost of Sales	27,597	26,740	857	3.2

Gross Profit	9,851	9,965	(114)	(1.1)
Selling, General and Administrative Expenses	10,910	11,817	(907)	(7.7)

Operating Income (Loss)	(1,059)	(1,852)	793	42.8
Interest Expense	230	394	(164)	(41.6)
Other Income (Expense) — Net	30	249	(219)	(87.9)

Income (Loss) before Income Taxes	(1,259)	(1,997)	738	37.0
Income Tax Provision (Benefit)	(126)	(679)	553	81.5

Net Income (Loss)	$(1,133)	$(1,318)	$185	14.0%

Beer Shipped (in barrels)	225,900	223,100	2,800	1.3%

      Sales. Total sales increased 2.0% to $40,913,000 in 2002, compared to $40,117,000 in 2001, attributable to a 1.3% increase in barrels sold and a 3.8% increase in other sales. Total sales volume in 2002 increased to 225,900 barrels from 223,100 barrels in 2001. A 3.8% decline in shipments in Washington State, the Company’s largest market, was the major factor leading to the nearly flat sales volume for the West Coast. The mix of package sales to draft sales generally affects overall revenue per barrel, with package product generating a higher revenue per barrel but also an increased cost of sales per barrel. The sales mix continued to migrate towards an increasing proportion of package sales in 2002, with 64.3% of 2002 total volume being package shipments versus 63.2% in 2001. Within package sales, the 12-pack package also increased to 34.1% of package sales from 29.4% in 2001. Sales other than wholesale beer sales, primarily retail pub revenues, totaled $4,455,000 in 2002, compared to $4,291,000 in 2001. At December 31, 2002 and 2001, the Company’s products were distributed in 48 states.

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

      Other Income (Expense) — Net. Other income — net, decreased to income of $30,000 in 2002, compared to income of $249,000 in the 2001 period. The 2002 statement of operations reflects a $138,000 decline in interest income, resulting from lower average interest rates, and a $97,000 loss on the disposal of assets, most of which were disposed of in conjunction with the September consolidation of the Company’s corporate offices into the Washington Brewery.

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

Liquidity and Capital Resources

      The Company has required capital principally for the construction and development of its technologically advanced production facilities. Historically, the Company has financed its capital requirements through cash flow from operations, bank borrowings and the sale of common and preferred stock. The Company expects to meet its future financing needs and working capital and capital expenditure requirements through cash on hand, operating cash flow and bank borrowings, and to the extent required and available, offerings of debt or equity securities.

      The Company had $6,123,000 and $7,007,000 of cash and cash equivalents at December 31, 2003 and 2002, respectively. At December 31, 2003, the Company had working capital of $4,511,000. The Company’s long-term debt as a percentage of total capitalization (long-term debt, preferred stock and Common Stockholders’ equity) was 8.7% and 9.0% as of December 31, 2003 and 2002, respectively. Cash provided by operating activities totaled $786,000 and $3,098,000 for 2003 and 2002, respectively. Cash provided by operations in 2003 was lower than in 2002 as a result of an increase in raw materials, beer and promotional inventories to levels necessary to meet the demands of the coming months, as well as the timing of payment of certain current liabilities. During 2003, the Company repurchased 101,400 shares of its Common Stock totaling $231,000 and had capital expenditures totaling $992,000 related primarily to the expansion of fermentation cellars in the New Hampshire Brewery to accommodate the anticipated increase in East Coast volume. Capital expenditures for 2004 are expected to total approximately $600,000.

      The Company has a credit agreement with a bank under which a term loan (the “Term Loan”) and a $2 million revolving credit facility (the “Revolving Facility”) are provided. The Term Loan, which originated in June 1997 upon the conversion of a $9 million secured credit facility, had a five-year term with a 20-year amortization schedule. In June 2001, the credit agreement was amended to extend the maturity date on the Term Loan to June 5, 2007. In June 2002, the credit agreement was amended to extend the commitment period for the Revolving Facility to July 1, 2004. In October 2003, the credit agreement was amended to reduce the $10 million revolving credit facility to a $2 million revolving credit facility. The Term Loan and the Revolving Facility are secured by substantially all of the Company’s assets. Through June 4, 2002, interest on the Term Loan accrued at a variable rate based on the London Inter Bank Offered Rate (“LIBOR”) plus 1.25%. Since June 5, 2002, interest on the Term Loan accrued at LIBOR plus 1.75%. The interest rate on the Revolving Facility is the applicable LIBOR plus 1.00% to 2.00%, depending on the Company’s funded debt ratio. The Company has the option to fix the applicable interest rate for up to twelve months by selecting LIBOR for one- to twelve-month periods as a base. As of December 31, 2003, there was $6.075 million outstanding on the Term Loan, and the Company’s one-month LIBOR-based borrowing rate was 2.9%. As of December 31, 2003, there were no borrowings outstanding on the Revolving Facility. The termination of the A-B Distribution Agreement for any reason or the failure by the Company to perform any of its material obligations under the A-B Investment Agreement would constitute an event of default under the credit agreement and the bank may declare the entire outstanding loan balance immediately due and payable. See “— Certain Considerations: Issues and Uncertainties” below. If this were to occur, it would be unlikely that the Company could satisfy its obligations under the Term Loan. In all events, unless additional capital was raised, the Company would not have sufficient liquidity to satisfy both its obligation under the Term Loan and its obligation to redeem the Series B Preferred Stock under the A-B Investment Agreement. The Company could seek to refinance its Term Loan with one or more banks or obtain additional equity capital; however, there can be no assurance the Company would be able to access additional capital to meet its needs or that such additional capital would be at commercially reasonable terms.

      The terms of the credit agreement require the Company to meet certain financial covenants. In December 2001, March 2003 and February 2004, the credit agreement was amended to modify several financial covenants. These revisions have reduced the likelihood that a violation of the covenants by the Company will occur; however, if the Company were to report a significant net loss for one or more quarters within a time period covered by the financial covenants, one or more of the covenants would be negatively impacted and could cause a violation. Failure to meet the covenants required by the credit agreement is an event of default and, at its option, the Bank could deny a request for a waiver and declare the entire outstanding loan balance immediately due and payable. In such a case, the Company would seek to refinance the loan with one or more banks, potentially at less desirable terms. However, there can be no guarantee that additional financing would be available at commercially reasonable terms, if at all. The Company was in compliance with all covenants for the year ended December 31, 2003.

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

      The Company has certain commitments, contingencies and uncertainties relating to its normal operations. As of December 31, 2003, contractual commitments associated with the Company’s long-term debt, convertible redeemable preferred stock, operating leases and hop purchase commitments are as follows:

	Year Ended December 31,

	2004	2005	2006	2007	2008	Thereafter	Total

	(In thousands)
Long-term Debt(1)	$450	$450	$450	$4,725	$—	$—	$6,075
Convertible Redeemable Preferred Stock(2)	16,300	—	—	—	—	—	16,300
Operating Leases(3)	267	269	265	263	263	12,363	13,690
Hop Purchase Commitments(4)	106	126	46	51	36	366	731
Other Operating Purchase Obligations(5)	2,560	101	86	70	70	6	2,893

	$19,683	$946	$847	$5,109	$369	$12,735	$39,689

(1)	Represents annual principal payments required on the Company’s Term Loan. Interest on the Term Loan accrues at LIBOR plus 1.75%. Payment of accrued interest due monthly is not reflected above. The termination of the A-B Distribution Agreement for any reason or the failure by the Company to perform any of its material obligations under the A-B Investment Agreement would constitute an event of default under the credit agreement and the bank may declare the entire outstanding loan balance immediately due and payable.

(2)	In the event that the A-B Distribution Agreement is terminated on or before December 31, 2004, under circumstances described in Item 1 to this report (see Business — Relationship with Anheuser-

Busch, Incorporated — A-B Distribution Agreement), the terms of the Series B Preferred Stock require the mandatory redemption of the Series B Preferred Stock on December 31, 2004, at a redemption price equal to $12.61 per share (approximately $16.3 million in the aggregate), plus an amount equal to accumulated and unpaid dividends thereon. If the A-B Distribution Agreement were terminated early as described above, distribution of the Company’s products would suffer significant disruption and would have a long-term material adverse effect on the Company’s sales and results of operations as well as on its financial position and cash flows from operations.

(3)	Represents minimum aggregate future lease payments under noncancelable operating leases.

(4)	Represents purchase commitments to ensure that the Company has the necessary supply of specialty hops to meet future production requirements. Contracts generally provide for payment upon delivery of the product with the balance due on any unshipped product during the year following the harvest year. The Company believes that, based upon its relationships with its hop suppliers, the risk of non-delivery is low and that if non-delivery of its required supply of hops were to occur, the Company would be able to purchase hops to support its operations from other competitive sources. Hop commitments in excess of future requirements, if any, will not materially affect the Company’s financial condition or results of operations.

(5)	Represents legally-binding production and operating purchase commitments, most significant of which are commitments to purchase malted grain and other production supplies.

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

      Relationship with Anheuser-Busch, Incorporated. Most of the Company’s future sales are expected to be through the Distribution Alliance with A-B. See “Part 1, Item 1 — Business — Product Distribution, and Relationship With Anheuser-Busch, Incorporated” for a further description of the Company’s relationship with A-B. If the Distribution Alliance were to be terminated, or if the relationship between A-B and the Company were to deteriorate, distribution of the Company’s products would suffer significant disruption and such event would have a long-term severe negative impact on the Company’s sales and results of operations, as it would be extremely difficult for the Company to rebuild its own distribution network. Further, in the event that the A-B Distribution Agreement is terminated on or before December 31, 2004, under circumstances described in Item 1 (see Business — Relationship with Anheuser-Busch, Incorporated — A-B Distribution Agreement), the terms of the Series B Preferred Stock held by A-B pursuant to the A-B Investment Agreement require the Company to redeem the Series B Preferred Stock on December 31, 2004, at a redemption price equal to $12.61 per share (approximately $16.3 million in the aggregate), plus an amount equal to accumulated and unpaid dividends thereon, if any. The terms of the Series B Preferred Stock further provide that, if at the time of the mandatory redemption the Company has insufficient legally available funds to redeem all shares of Series B Preferred Stock, then all funds that are legally available must be used to redeem Series B Preferred Stock. At any time thereafter when additional funds of the Company become legally available, such funds must be immediately used to redeem additional shares of Series B Preferred

Stock. The Company would not be legally able to redeem shares of Series B Preferred Stock if, after giving effect to such redemption, the Company would not be able to pay its debts when due in the usual course of business or the Company’s total assets would be less than the sum of its total liabilities. Such a mandatory redemption could have a material adverse effect on the financial position and cash flows of the Company. While the Company believes that the benefits of the Distribution Alliance, in particular distribution and material cost efficiencies, offset costs associated with the Alliance, there can be no assurance that these costs will not have a negative impact on the Company’s profit margins in the future. Notice of intention to terminate the Distribution Agreement must be made by the party electing to do so no less than six months prior to the termination date. To date, neither Redhook nor A-B has given notice of its intention to terminate the Distribution Agreement. Failure to come to an agreement with A-B or the termination of the Distribution Agreement would have a material adverse effect on the Company’s ability to continue as a going concern.

      Effect of Competition on Future Sales. The Company competes in the highly competitive craft brewing market as well as in the much larger specialty beer market, which encompasses producers of import beers, major national brewers that have introduced fuller-flavored products, and large spirit companies and national brewers that produce flavored alcohol beverages. Beyond the beer market, craft brewers have also faced competition from producers of wines and spirits. Primarily as a result of increased competition, the Company experienced declining sales volumes ranging from 2.3% to 5.7% for the years 1997 through 1999. And while the Company’s sales volumes since 1999 have increased when compared to the corresponding prior year’s volumes, competition within the segment has, at times, negatively impacted pricing of the Company’s products. A further increase in competition could cause the Company’s future sales and results of operations to be adversely affected. The Company has historically operated with little or no backlog and, therefore, its ability to predict sales for future periods is limited.

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

      Advertising and Promotional Costs. The Company has participated in advertising programs to varying degrees over the past five years. Prior to 1999, the Company engaged in very limited advertising to market its products. In order to increase brand awareness and capture a larger share of the fragmented craft beer market, the Company determined that a significant increase in spending on advertising and promotion was necessary. During 1999 and 2000, the Company primarily utilized radio, billboard and print advertising in key markets, while also participating to a small degree in a co-operative program with its distributors. In 2001, the Company allocated a larger share of its advertising spending to this co-operative program whereby the Company’s spending is matched dollar for dollar by the distributor. In 2002 and 2003, the Company continued its co-operative advertising and promotion program while reducing even further those advertising expenditures where the Company funded the entire program. The Company believes that the financial commitment as well as the distributor’s knowledge of the local market result in an advertising and promotion program that is targeted in a manner that will best promote Redhook. Expenditures for the co-op program and media advertising program totaled $1.6 million, $1.9 million and $2.6 million in 2003, 2002 and 2001, respectively. This increased advertising spending has significantly increased the Company’s selling, general and administrative expense since 1998, leading to increased losses and a reduction in stockholders’ equity. The Company expects to continue to participate in the co-op advertising and promotion program and limited media advertising in select Eastern United States markets throughout 2004. Market and competitive considerations could require an increase in other promotional costs associated with developing existing and new markets.

      Joint Organization with Widmer Brothers Brewing Company. On February 3, 2004, the Company announced that it had reached an agreement in principle with Widmer Brothers Brewing Company to form a joint sales and marketing organization that will serve both companies’ operations in the Western United States. The joint organization was formed in March 2004 as a limited liability company and is seeking required regulatory approvals. During this preliminary stage, the Company and Widmer have agreed to share certain start-up expenses of the joint organization, including staff salaries, severance expenses, legal fees, regulatory license fees and overhead costs. The Company expects that its share of these start-up expenses will total approximately $900,000 during the first and second quarter of 2004.

      The Company believes that the combined sales and marketing organization will create synergies and capitalize on both companies’ sales and marketing experience and complementary product portfolios. The Company anticipates that the joint organization will positively impact revenues and decrease the Company’s selling, general and administrative expenses. However, negotiations between the Company and Widmer are not complete, and there can be no assurance that (i) the necessary regulatory approvals will be obtained, (ii) the parties will agree upon the final structure of the joint venture or (iii) the Company will see any anticipated benefits from the joint venture. Until the joint organization is fully deployed, the Company expects to continue to participate in the co-op advertising and promotion program and limited media advertising in the markets impacted by the organization.

      Dependence on Third-Party Distributors. The Company also relies heavily on non-Alliance third-party distributors for the sale of its products to retailers. The Company’s most significant non-Alliance wholesaler, K&L Distributors, Inc., that although not part of the Alliance is a distributor in the A-B distribution network, accounted for approximately 13% of the Company’s sales in 2003. Substantially all of the remaining sales volume is through the Distribution Alliance to wholesalers that are part of the A-B distribution network, most of which are independent wholesalers. A disruption of wholesalers’ or A-B’s ability to distribute products efficiently due to any significant operational problems, such as wide-spread labor union strikes, the loss of K&L Distributors as a customer, or the termination of the Distribution Alliance could have a material adverse impact on the Company’s sales and results of operations.

      Customer Acceptance, Consumer Trends and Public Attitudes. If consumers were unwilling to accept the Company’s products or if general consumer trends caused a decrease in the demand for beer, including craft beer, it could adversely impact the Company’s sales and results of operations. If the flavored alcohol beverage market, the wine market, or the spirits market continue to grow, they could draw consumers away from the Company’s products and have an adverse effect of the Company’s sales and results of operations. Further, the alcoholic beverage industry has become the subject of considerable societal and political attention in recent years due to increasing public concern over alcohol-related social problems, including drunk driving, underage drinking and health consequences from the misuse of alcohol. If beer consumption in general were to come into disfavor among domestic consumers, or if the domestic beer industry were subjected to significant additional governmental regulation, the Company’s sales and results of operations could be adversely affected.

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

      Income Tax Benefits. As of December 31, 2003, the Company had approximately $11.8 million of deferred tax assets, comprised principally of federal net operating loss carryforwards that expire from 2012 through 2023 and state NOLs that expire through 2018. Federal NOLs, generally permitted to be carried forward no more than 20 years, and state NOLs, generally permitted to be carried forward five to 15 years, can be used to offset regular tax liabilities in future years. The recognition of these assets is dependent upon estimates of future taxable income resulting from future reversals of existing taxable temporary differences, which have been recorded as deferred tax liabilities and exceed the deferred tax assets. As of December 31, 2003, the Company also had a valuation allowance of $738,000, reflected as a reduction of the Company’s deferred tax assets on its balance sheet. The Company established the valuation allowance in 2002 and increased the balance in 2003. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically certain federal and state NOL carryforwards, that may expire before the Company is able to utilize the tax benefit. Realization of the benefit is dependent on the Company’s ability to generate future U.S. taxable income. To the extent that the Company is unable to generate adequate taxable income in the future, the Company may not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering expiring NOLs.

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

      Income Taxes. The Company records federal and state income taxes in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 109, Accounting for Income Taxes. Deferred income taxes or tax benefits reflect the tax effect of temporary differences between the amounts of assets and liabilities for financial reporting purposes and amounts as measured for tax purposes. The Company will establish a valuation allowance if it is more likely than not that these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. The valuation allowance is reviewed and adjusted on a quarterly basis based on management’s assessment of the realizability of the deferred tax assets. As of December 31, 2003, the Company had approximately $11.8 million of deferred tax assets, comprised principally of federal net operating loss carryforwards (“NOLs”) that expire from 2012 through 2023 and state NOLs that expire through 2018. The recognition of these assets is dependent upon estimates of future taxable income resulting from future reversals of existing taxable temporary differences, which have been recorded as deferred tax liabilities and exceed the deferred tax assets. As of December 31, 2003, the Company also had a valuation allowance of $738,000, reflected as a reduction of the Company’s deferred tax assets on its balance sheet. The Company established the valuation allowance in 2002 and increased the balance in 2003. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically certain federal and state NOLs that may expire before the Company is able to utilize the tax benefit. Realization of the benefit is dependent on the Company’s ability to generate future U.S. taxable income. To the extent that the Company continues to be unable to generate adequate taxable income in future periods, the Company will not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering potentially expiring NOLs.

      Long-Lived Assets. The Company evaluates potential impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes procedures for review of recoverability and measurement of impairment, if necessary, of long-lived assets, goodwill and certain identifiable intangibles. When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to projected future undiscounted cash flows in addition to other quantitative and qualitative analyses. Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss by a charge against current operations. Fixed assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. During 2003, the Company performed an analysis of its brewery assets to determine if an impairment might exist. The Company’s estimate of future undiscounted cash flows indicated that such carrying values were expected to be recovered. Nonetheless, it is possible that the estimate of future undiscounted cash flows may change in the future, resulting in the need to write down those assets to their fair value.

Recent Accounting Pronouncements

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). This statement requires that certain financial instruments be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets, and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and must be applied to the Company’s existing financial instruments effective June 30, 2003, the beginning of the first fiscal period after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company’s financial statements or disclosures.

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

      The Company did not have any derivative financial instruments as of December 31, 2003.

Item 8.	Financial Statements and Supplementary Data

REDHOOK ALE BREWERY, INCORPORATED

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors

Redhook Ale Brewery, Incorporated

      We have audited the accompanying balance sheets of Redhook Ale Brewery, Incorporated as of December 31, 2003 and 2002, and the related statements of operations, common stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redhook Ale Brewery, Incorporated as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 1 to the financial statements, the Company’s distribution agreement with Anheuser-Busch is subject to early termination in 2004. The termination of the distribution agreement would cause an event of default under the Company’s bank credit agreement and would require the Company to redeem the Series B Preferred Stock on December 31, 2004. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The 2003 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Seattle, Washington

January 23, 2004

REDHOOK ALE BREWERY, INCORPORATED

BALANCE SHEETS

	December 31,	December 31,
	2003	2002

ASSETS

Current Assets:
Cash and Cash Equivalents	$6,123,349	$7,007,351
Accounts Receivable	1,686,735	1,490,517
Inventories	3,342,006	2,832,427
Other	247,038	238,268

Total Current Assets	11,399,128	11,568,563
Fixed Assets, Net	65,699,658	68,360,716
Other Assets	32,256	52,592

Total Assets	$77,131,042	$79,981,871

LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,983,377	$2,270,450
Accrued Salaries, Wages and Payroll Taxes	1,561,526	1,635,463
Refundable Deposits	2,272,328	2,546,628
Other Accrued Expenses	621,185	320,470
Current Portion of Long-Term Debt	450,000	450,000

Total Current Liabilities	6,888,416	7,223,011

Long-Term Debt, Net of Current Portion	5,625,000	6,075,000

Deferred Income Taxes, Net	468,798	468,798

Commitments

Convertible Redeemable Preferred Stock	16,232,655	16,188,255

Common Stockholders’ Equity:
Common Stock, Par Value $0.005 per Share, Authorized, 50,000,000 Shares; Issued and Outstanding, 6,226,306 Shares in 2003 and 6,326,146 Shares in 2002	31,132	31,631
Additional Paid-In Capital	54,250,059	54,477,181
Retained Earnings (Deficit)	(6,365,018)	(4,482,005)

Total Common Stockholders’ Equity	47,916,173	50,026,807

Total Liabilities, Preferred Stock and Common Stockholders’ Equity	$77,131,042	$79,981,871

See Accompanying Notes to Financial Statements

REDHOOK ALE BREWERY, INCORPORATED

STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2003	2002	2001

Sales	$42,212,771	$40,912,532	$40,116,667
Less Excise Taxes	3,497,714	3,464,762	3,411,922

Net Sales	38,715,057	37,447,770	36,704,745
Cost of Sales	28,701,946	27,597,345	26,739,965

Gross Profit	10,013,111	9,850,425	9,964,780
Selling, General and Administrative Expenses	11,689,410	10,909,476	11,817,041

Operating Income (Loss)	(1,676,299)	(1,059,051)	(1,852,261)
Interest Expense	191,404	229,916	393,853
Other Income (Expense) — Net	58,891	30,074	248,754

Income (Loss) before Income Taxes	(1,808,812)	(1,258,893)	(1,997,360)
Income Tax Provision (Benefit)	29,801	(125,610)	(679,103)

Net Income (Loss)	$(1,838,613)	$(1,133,283)	$(1,318,257)

Basic Earnings (Loss) per Share	$(0.30)	$(0.18)	$(0.19)

Diluted Earnings (Loss) per Share	$(0.30)	$(0.18)	$(0.19)

See Accompanying Notes to Financial Statements

REDHOOK ALE BREWERY, INCORPORATED

STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY

	Common Stock				Total
			Additional	Retained	Common
		Par	Paid-In	Earnings	Stockholders’
	Shares	Value	Capital	(Deficit)	Equity

Balance, January 1, 2001	7,312,786	$36,564	$56,407,023	$(1,941,665)	$54,501,922
Repurchase of Common Stock	(392,740)	(1,964)	(663,594)	—	(665,558)
Other	—	—	—	(44,400)	(44,400)
Net Loss	—	—	—	(1,318,257)	(1,318,257)

Balance, December 31, 2001	6,920,046	34,600	55,743,429	(3,304,322)	52,473,707
Repurchase of Common Stock	(593,900)	(2,969)	(1,266,248)	—	(1,269,217)
Other, Net	—	—	—	(44,400)	(44,400)
Net Loss	—	—	—	(1,133,283)	(1,133,283)

Balance, December 31, 2002	6,326,146	31,631	54,477,181	(4,482,005)	50,026,807
Repurchase of Common Stock	(101,440)	(507)	(230,160)	—	(230,667)
Other, Net	1,600	8	3,038	(44,400)	(41,354)
Net Loss	—	—	—	(1,838,613)	(1,838,613)

Balance, December 31, 2003	6,226,306	$31,132	$54,250,059	$(6,365,018)	$47,916,173

See Accompanying Notes to Financial Statements

REDHOOK ALE BREWERY, INCORPORATED

STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

Operating Activities
Net Income (Loss)	$(1,838,613)	$(1,133,283)	$(1,318,257)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	3,024,536	3,092,441	3,182,661
Deferred Income Taxes	—	(106,542)	(700,809)
Loss on Disposal of Fixed Assets	—	97,122	13,864
Changes in Operating Assets and Liabilities:
Accounts Receivable	(196,218)	(84,188)	(330,599)
Inventories	(509,579)	306,863	(413,219)
Other Current Assets	(8,770)	(69,919)	127,733
Other Assets	(4,400)	53,765	259,021
Accounts Payable and Other Accrued Expenses	63,477	417,658	(686,843)
Accrued Salaries, Wages and Payroll Taxes	(73,937)	(22,155)	128,879
Refundable Deposits	329,525	546,348	209,013

Net Cash Provided by Operating Activities	786,021	3,098,110	471,444

Investing Activities
Expenditures for Fixed Assets	(991,985)	(705,416)	(434,415)
Other, Net	(417)	(29,912)	(44,875)

Net Cash Used in Investing Activities	(992,402)	(735,328)	(479,290)

Financing Activities
Principal Payments on Debt	(450,000)	(450,000)	(450,000)
Repurchase of Common Stock	(230,667)	(1,269,217)	(665,558)
Issuance of Common Stock	3,046	—	—

Net Cash Used in Financing Activities	(677,621)	(1,719,217)	(1,115,558)

Increase (Decrease) in Cash and Cash Equivalents	(884,002)	643,565	(1,123,404)
Cash and Cash Equivalents:
Beginning of Year	7,007,351	6,363,786	7,487,190

End of Year	$6,123,349	$7,007,351	$6,363,786

Supplemental Disclosures of Cash Flow Information:
Disposal of Fixed Assets in Exchange for Related Deposit Liability	$603,825	$—	$—

See Accompanying Notes to Financial Statements

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1.	Nature of Operations

      Redhook Ale Brewery, Incorporated (the “Company”) was formed in 1981 to brew and sell craft beer. The Company produces its specialty bottled and draft products in its two technologically advanced, Company-owned breweries. The Washington Brewery, located in the Seattle suburb of Woodinville, Washington, began limited operations in late 1994 after completion of the initial phase of construction. Additional phases of construction on the Washington Brewery were completed in 1996 and 1997. The Company’s New Hampshire Brewery, located in Portsmouth, New Hampshire, began brewing operations in late 1996 after construction was completed. The fermentation capacity at the New Hampshire Brewery was expanded during the first half of 2003. Each brewery also operates a pub on the premises, promoting the Company’s products, offering dining and entertainment facilities, and selling retail merchandise. Prior to 1999, the Company also operated a third brewery, located in the Fremont neighborhood of Seattle, Washington. In 1998, brewing operations at the Fremont brewery location were curtailed, but the Company continued to operate its Trolleyman Pub at the Fremont location as well as house the Company’s corporate offices. In September 2002, the Company closed the Trolleyman Pub and moved its corporate offices to the Washington Brewery location.

      Since 1997, the Company’s products have been distributed in the United States in 48 states. The Company’s sales consist predominantly of sales of beer to third-party distributors and Anheuser-Busch, Incorporated (“A-B”) through the Company’s distribution alliance (the “Distribution Alliance” or the “Alliance”) with A-B. The Alliance, executed in October 1994, consists of a national distribution agreement (the “A-B Distribution Agreement”) and an investment by A-B in the Company (the “A-B Investment Agreement”). The Alliance gives the Company access to A-B’s national distribution network to distribute its products. Pursuant to the A-B Investment Agreement, A-B invested approximately $30 million to purchase 1,289,872 shares of the Company’s convertible redeemable Series B Preferred Stock (the “Series B Preferred Stock”) and 953,470 shares of the Company’s Common Stock (“Common Stock”), including 716,714 shares issued concurrent with the Company’s initial public offering. As of December 31, 2003, A-B held 29.8% of the Company’s outstanding shares of Common Stock, calculated on a Fully Diluted Basis.

      In August 1995, the Company completed the sale of 2,193,492 shares of Common Stock through an initial public offering in addition to the 716,714 common shares purchased by A-B. The net proceeds of the Offerings totaled approximately $46 million.

Liquidity

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

      The termination of the A-B Distribution Agreement for any reason or the failure by the Company to perform any of its material obligations under the A-B Investment Agreement would also constitute an event of default under the Company’s bank credit agreement. Upon default, the bank may declare the entire outstanding term loan balance immediately due and payable. If the loan balance became due and payable, such payment would have seniority over the redemption of the Series B Preferred Stock. If this were to occur, it would be unlikely that the Company could satisfy its obligations under the term loan. In all events, unless

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

additional capital were raised, the Company would not have sufficient liquidity to satisfy both its obligation under the term loan and its obligation to redeem the Series B Preferred Stock. The Company could seek to refinance its term loan with one or more banks or obtain additional equity capital, however, there can be no assurance the Company would be able to access additional capital to meet its needs or that such additional capital would be at commercially reasonable terms. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The 2003 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      In addition, if the A-B Distribution Agreement were terminated, it would be extremely difficult for the Company to rebuild its distribution network without a severe negative impact on the Company’s sales and results of operations. There cannot be any guarantee that the Company would be successful in rebuilding all, or part, of its distribution network.

      Management of the Company and A-B are having ongoing discussions. To date, neither the Company nor Anheuser-Busch has given notice of its intention to terminate the A-B Distribution Agreement.

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

Fixed Assets

      Fixed assets are carried at cost less accumulated depreciation and accumulated amortization. The costs of repairs and maintenance are expensed when incurred, while expenditures for improvements that extend the useful life of an asset are capitalized. When assets are retired or sold, the asset cost and related accumulated depreciation or accumulated amortization are eliminated with any remaining gain or loss reflected in the statement of operations. Depreciation and amortization of fixed assets is provided on the straight-line method over the following estimated useful lives:

Buildings	31 - 40 years
Brewery equipment	10 - 25 years
Furniture, fixtures and other equipment	2 - 10 years
Vehicles	5 years

Long-Lived Assets

      The Company evaluates potential impairment of long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes procedures for review of recoverability and measurement of impairment, if necessary, of long-lived assets, goodwill and certain

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

identifiable intangibles. When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to projected future undiscounted cash flows in addition to other quantitative and qualitative analyses. Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss by a charge against current operations. Fixed assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. During 2003, the Company performed an analysis of its brewery assets to determine if an impairment might exist. The Company’s estimate of future undiscounted cash flows indicated that such carrying values were expected to be recovered.

Revenue Recognition

      The Company recognizes revenue from product sales, net of excise taxes, discounts and certain fees the Company must pay in connection with sales to A-B, when the products are shipped to customers.

Shipping and Handling Costs

      Costs incurred for the shipping of finished goods are included in cost of sales in the accompanying statement of operations.

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

Advertising Expenses

      Advertising costs, comprised of radio, print and outdoor advertising, sponsorships and printed product information, as well as costs to produce these media, are expensed as incurred. For the years ended December 31, 2003, 2002, and 2001, advertising expenses totaled $1,706,000, $1,655,000, and $2,224,000 respectively.

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

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The following table illustrates the effect on net income (loss) and earnings (loss) per share for the years ended December 31, 2003, 2002 and 2001 had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology:

	Year Ended December 31,

	2003	2002	2001

Net income (loss), as reported	$(1,838,613)	$(1,133,283)	$(1,318,257)
Add: Stock-based employee compensation expense as reported under APB 25	—	—	—
Less: Stock-based employee compensation expense determined under fair value based method for all options, net of related tax effects	(260,220)	(219,518)	(154,761)

Pro forma net income (loss)	$(2,098,833)	$(1,352,801)	$(1,473,018)

Earnings (loss) per share:
Basic — as reported	$(0.30)	$(0.18)	$(0.19)
Basic — pro forma	$(0.34)	$(0.21)	$(0.21)
Diluted — as reported	$(0.30)	$(0.18)	$(0.19)
Diluted — pro forma	$(0.34)	$(0.21)	$(0.21)

      The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002	2001

Expected life of option	5 yrs	5 yrs.	5 yrs.
Risk-free interest rate	2.63%	3.25%	4.63%
Volatility of the Company’s stock	52.5%	63.3%	54.4%
Dividend yield on the Company’s stock	0.0%	0.0%	0.0%

      The weighted average estimated fair value of options granted during the years ended December 31, is as follows:

	2003	2002	2001

Total number of options granted	12,000	296,800	590,600
Estimated fair value of each option granted	$0.97	$1.04	$0.90
Total estimated fair value of all options granted	$12,000	$309,000	$532,000

      In accordance with SFAS 148, the weighted average estimated fair value of stock options granted is required to be based on a theoretical statistical model using the preceding Black-Scholes assumptions. In actuality, because Company stock options do not trade on a secondary exchange, employees can receive no value nor derive any benefit from holding stock options under these plans without an increase, above the grant price, in the market price of the Company’s stock. Such an increase in stock price would benefit all stockholders commensurately. Refer to the table of options currently outstanding in Note 7 for the weighted average exercise price for options granted during 2003, 2002 and 2001.

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

Earnings (Loss) per Share

      The Company follows SFAS No. 128, Earnings per Share. Basic loss per share is calculated using the weighted average number of shares of Common Stock outstanding. The calculation of adjusted weighted average shares outstanding for purposes of computing diluted earnings per share includes the dilutive effect of all outstanding convertible redeemable preferred stock and outstanding stock options for the periods when the Company reports net income. The convertible preferred stock and outstanding stock options have been excluded from the calculation of diluted loss per share for the years ended December 31, 2003, 2002 and 2001 because their effect is antidilutive. The calculation uses the treasury stock method and the as if converted method in determining the resulting incremental average equivalent shares outstanding as applicable.

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

     Recently Issued Accounting Standards

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement requires that certain financial instruments be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets, and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and must be applied to the Company’s existing financial instruments effective June 30, 2003, the beginning of the first fiscal period after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company’s financial statements or disclosures.

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

3.	Inventories

      Inventories consist of the following:

	December 31,

	2003	2002

Raw materials	$1,184,733	$1,060,760
Work in process	900,388	797,712
Finished goods	408,561	341,963
Promotional merchandise	631,147	413,676
Packaging materials	217,177	218,316

	$3,342,006	$2,832,427

      Work in process is beer held in fermentation prior to the filtration and packaging process.

4.	Fixed Assets

      Fixed assets consist of the following:

	December 31,

	2003	2002

Brewery equipment	$45,941,954	$45,244,253
Buildings	35,753,363	35,717,678
Land and improvements	4,601,427	4,599,282
Furniture, fixtures and other equipment	2,055,809	3,605,166
Vehicles	81,730	81,730
Construction in progress	37,567	51,881

	88,471,850	89,299,990
Less accumulated depreciation and amortization	22,772,192	20,939,274

	$65,699,658	$68,360,716

5.	Debt

      Long-term debt consists of the following:

	December 31,

	2003	2002

Term Loan, payable to bank monthly at $37,500 plus accrued interest; interest at 2.9% at December 31, 2003; due June 5, 2007	$6,075,000	$6,525,000
Current portion	(450,000)	(450,000)

	$5,625,000	$6,075,000

      Annual principal payments required on debt:

2004	$450,000
2005	450,000
2006	450,000
2007	4,725,000

$6,075,000

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The Company has a credit agreement with a bank under which a term loan (the “Term Loan”) and a $2 million revolving credit facility (the “Revolving Facility”) are provided. The Term Loan, which originated in June 1997 upon the conversion of a $9 million secured credit facility, had a five-year term with a 20-year amortization schedule. In June 2001, the credit agreement was amended to extend the maturity date on the Term Loan to June 5, 2007. In June 2002, the credit agreement was amended to extend the commitment period for the Revolving Facility to July 1, 2004. In October 2003, the credit agreement was amended to reduce the $10 million revolving credit facility to a $2 million revolving credit facility. The Term Loan and the Revolving Facility are secured by substantially all of the Company’s assets. Through June 4, 2002, interest on the Term Loan accrued at a variable rate based on the London Inter Bank Offered Rate (“LIBOR”) plus 1.25%. Since June 5, 2002, interest on the Term Loan accrued at LIBOR plus 1.75%. The interest rate on the Revolving Facility is the applicable LIBOR plus 1.00% to 2.00%, depending on the Company’s funded debt ratio. The Company has the option to fix the applicable interest rate for up to twelve months by selecting LIBOR for one- to twelve- month periods as a base. As of December 31, 2003, there were no borrowings outstanding on the Revolving Facility. The Company was in compliance with all covenants mandated by the credit agreement for all quarters and the year ended December 31, 2003. The termination of the A-B Distribution Agreement for any reason or the failure by the Company to perform any of its material obligations under the A-B Investment Agreement would constitute an event of default under the credit agreement and the bank may declare the entire outstanding loan balance immediately due and payable.

      The Company made interest payments totaling $194,000, $233,000 and $425,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

6.     Convertible Redeemable Preferred Stock

      Convertible redeemable preferred stock outstanding is as follows:

	December 31,

	2003	2002

Series B, par value $0.005 per share, issued and outstanding 1,289,872 shares; net of unamortized offering costs	$16,232,655	$16,188,255

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

      The A-B Investment Agreement provides that, to the extent A-B’s ownership exceeds 30% of the outstanding shares of Common Stock, calculated on a Fully Diluted Basis, as a result of a rights offering, A-B will, in certain circumstances, take steps to divest itself of such shares no later than the later of (i) one year from the date of such purchase or acquisition and (ii) the earliest period in which such shares may be sold pursuant to Rule 144 under the Securities Act of 1933, as amended. As of December 31, 2003, A-B held 29.8% of the Company’s outstanding shares of Common Stock, calculated on a Fully Diluted Basis.

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

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

7.     Common Stockholders’ Equity

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

Stock Option Plans

      In 2002, the Company’s shareholders approved the 2002 Stock Option Plan (the “2002 Plan”). The maximum number of shares of Common Stock for which options may be granted during the term of the 2002 Plan is 346,000. The Compensation Committee of the Board of Directors administers the 2002 Plan, determining to whom options are to be granted, the number of shares of Common Stock for which the options are exercisable, the purchase prices of such shares, and all other terms and conditions. Options granted to employees of the Company in 2002 under the 2002 Plan vest over a five-year period, and options granted to the Company’s Board of Directors in 2002 and 2003 under the 2002 Plan became exercisable six months after

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

the grant date. Options were granted at an exercise price equal to fair market value of the underlying Common Stock on the grant date and will terminate on the tenth anniversary of the grant date.

      In 1993, the Company’s shareholders approved the 1992 Stock Incentive Plan (the “1992 Plan”) and the Directors Stock Option Plan (the “Directors Plan”). The plans, amended in May 1996, provided for 1,270,000 and 170,000 shares of Common Stock for option grants, respectively. Employee options generally vest over a five-year period while director options became exercisable six months after the grant date. Vested options are generally exercisable for ten years from the date of grant. Although the expiration of the 1992 Plan and the Directors Plan in October 2002 prevents any further option grants under these plans, the provisions of these plans remain in effect until all options terminate or are exercised. As of December 31, 2002, there were no options available for future grant under the 1992 Plan or Directors Plan.

      Presented below is a summary of stock option plans’ activity for the years shown:

	Shares of
	Common	Weighted	Options	Weighted
	Stock	Average	Exercisable	Average
	Under the	Exercise	at End of	Exercise
	Plans	Price	Year	Price

Balance at January 1, 2001	746,752	$6.64	395,702	$8.75
Granted	590,600	1.86
Exercised	—	—
Canceled	(129,260)	7.00

Balance at December 31, 2001	1,208,092	4.27	439,622	7.57
Granted	296,800	2.03
Exercised	—	—
Canceled	(97,290)	5.16

Balance at December 31, 2002	1,407,602	3.73	555,631	6.17
Granted	12,000	2.18
Exercised	(1,600)	1.90
Canceled	(45,680)	7.03

Balance at December 31, 2003	1,372,322	$3.61	766,562	$4.85

      The following table summarizes information for options currently outstanding and exercisable at December 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Yrs)	Price	Exercisable	Price

$ 1.49 to $ 1.82	107,000	6.64	$1.58	83,250	$1.58
1.87 to 1.87	546,750	7.59	1.87	218,820	1.87
2.02 to 2.02	271,331	8.66	2.02	56,171	2.02
2.18 to 3.97	240,599	5.71	3.82	201,679	3.79
5.73 to 22.75	189,042	3.17	9.80	189,042	9.80
25.50 to 25.50	17,600	1.91	25.50	17,600	25.50

$ 1.49 to $25.50	1,372,322	6.71	$3.61	766,562	$4.85

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Under the terms of the Company’s incentive stock option plans, employees and directors may be granted options to purchase the Company’s Common Stock at the market price on the date the option is granted. At December 31, 2003, 2002 and 2001, a total of 62,269, 64,399 and 104,261 options, respectively, were available for future grants under the plans.

      The Company has reserved approximately 2.7 million shares of Common Stock for future issuance related to potential stock option exercises and conversion of the Series B Preferred Stock.

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

8.	Earnings (Loss) Per Share

      The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Year Ended December 31,

	2003	2002	2001

Net income (loss)	$(1,838,613)	$(1,133,283)	$(1,318,257)
Preferred stock accretion	(44,400)	(44,400)	(44,400)

Income (loss) available to common stockholders	$(1,883,013)	$(1,177,683)	$(1,362,657)

Weighted-average common shares outstanding	6,243,208	6,689,189	7,070,801

Basic and diluted earnings (loss) per share	$(0.30)	$(0.18)	$(0.19)

      The convertible redeemable preferred stock and outstanding stock options have been excluded from the calculation of diluted loss per share for the years ended December 31, 2003, 2002 and 2001 because their effect is antidilutive.

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

9.	Income Taxes

      The components of income tax expense (benefit) are as follows:

	Year Ended December 31,

	2003	2002	2001

Current	$29,801	$30,344	$21,706
Deferred	—	(155,954)	(700,809)

	$29,801	$(125,610)	$(679,103)

      The current tax expense is attributable to state taxes.

      A reconciliation between the U.S. federal statutory tax rate and the Company’s effective tax rate is presented below:

	Year Ended December 31,

	2003	2002	2001

Federal statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	2.7	2.6	2.5
Permanent differences, primarily meals and entertainment	(3.8)	(4.8)	(2.8)
Other items, net	0.2	(0.3)	0.3
Valuation allowance	(34.7)	(21.5)	—

	(1.6)%	10.0%	34.0%

      Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,

	2003	2002

Deferred tax liabilities:
Tax-over-book depreciation	$11,373,318	$11,252,106
Other	119,213	119,213

	11,492,531	11,371,319
Deferred tax assets:
NOL and AMT credit carryforwards	11,542,567	10,923,999
Other	218,849	249,461
Valuation allowance	(737,683)	(270,939)

	11,023,733	10,902,521

Net deferred tax liability	$468,798	$468,798

      As of December 31, 2003, the primary components of the Company’s deferred tax asset presented above were: federal net operating tax loss (“NOL”) carryforwards of $30.8 million, or $10.5 million tax-effected; federal alternative minimum tax credit carryforwards of $135,000; and state NOL carryforwards of $915,000 tax-effected. The federal NOL carryforwards expire from 2012 through 2023; alternative minimum tax credit carryforwards can be utilized to offset regular tax liabilities in future years and have no expiration date; and state NOL carryforwards expire through 2018. In 2002, the Company received a $49,000 refund resulting from the carryback of a federal alternative minimum tax credit to reduce a prior year’s tax liability.

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

      In accordance with SFAS No. 109, the Company established a valuation allowance in 2002 and increased it further in 2003. The net change in the valuation allowance during the years ended December 31, 2003 and December 31, 2002, was an increase of $467,000 and an increase of $271,000, respectively. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically certain federal and state NOLs that may expire before the Company is able to utilize the tax benefit. The Company evaluates the potential recoverability of its deferred tax assets on a quarterly basis and, to the extent necessary, records a valuation allowance when circumstances indicate that the deferred tax asset may expire before the Company is able to utilize the tax benefit. Realization of the benefit is dependent on the Company’s ability to generate future U.S. taxable income. To the extent that the Company continues to be unable to generate adequate taxable income in future periods, the Company will not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering potentially expiring NOLs.

10.	Commitments

      Rent expense for the years ended December 31, 2003, 2002 and 2001 totaled $247,000, $527,000 and $567,000, respectively.

      Minimum aggregate future lease payments under noncancelable operating leases as of December 31, 2003 are as follows:

2004	$266,529
2005	268,581
2006	265,181
2007	263,097
2008	263,097
Thereafter	12,363,180

$13,689,665

      In November 2002, the Company’s lease of its Fremont Brewery facility expired. The corporate office, located in the facility, was relocated to vacant office space at the Washington Brewery in Woodinville, and the Trolleyman Pub, also located in the Fremont Brewery facility, was closed. In conjunction with the closure and subsequent relocation, the Company recorded a $73,000 loss on disposal of assets.

      In May 1995, the Company entered into an agreement to lease the land on which the New Hampshire Brewery was subsequently constructed. The initial lease period runs through April 2047 and may be extended at the Company’s option for two additional seven-year terms. The lease also provides the Company with the first right of refusal to purchase the premises should the lessor receive an offer to sell the property to a third party. The monthly rent commenced upon the completion of the facility, and will escalate by 5% at the end of every five-year period beginning in 2005.

      The Company periodically enters into commitments to purchase natural gas and certain raw materials in the normal course of business. Furthermore, the Company has entered into purchase commitments to ensure it has the necessary supply of hops to meet future production requirements. Hop commitments are for crop years through 2007. The Company believes that hop commitments in excess of future requirements, if any, will not materially affect its financial condition or results of operations.

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

11.	Employee Benefit Plan

      The Company maintains a 401(k) savings plan for employees age 21 years or older with at least six months of service. Employee contributions may not exceed a specific dollar amount determined by law and rules of the Internal Revenue Service. The Company matches 100% of each dollar contributed by a participant employed by the Company on the last day of the calendar year, with a maximum matching contribution of 4% of a participant’s compensation. The Company’s contributions to the plan vest incrementally over five years of service by the employee. The Company’s contributions to the plan totaled $231,000, $214,000 and $203,000 in 2003, 2002 and 2001, respectively.

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

      The Company’s most significant non-Alliance wholesaler, K&L Distributors, Inc., an independent A-B distributor, accounted for approximately 13%, 13% and 14% of total sales in 2003, 2002 and 2001, respectively. Sales to A-B through the Distribution Alliance represented 65%, 63% and 62% of total sales, or $27,312,000, $25,914,000 and $24,990,000 (net of certain fees the Company must pay to A-B in connection with sales to A-B) in 2003, 2002 and 2001, respectively. Additional fees incurred by the Company related to A-B administrative and handling charges totaled $300,000, $268,000 and $238,000 in 2003, 2002 and 2001, respectively. The Company purchased certain materials through A-B totaling $6,750,000 $4,115,000 and $4,527,000 in 2003, 2002 and 2001, respectively. The net amount due from A-B was $150,000 as of December 31, 2003 and the net amount due to A-B was $281,000 as of December 31, 2002.

13.	Subsequent Event (Unaudited)

      On February 3, 2004, the Company announced that it had reached an agreement in principle with Widmer Brothers Brewing Company to form a joint sales and marketing organization that will serve both companies’ operations and the Western United States. The joint organization was formed in March 2004 as a limited liability company and is seeking required regulatory approvals. During this preliminary stage, the Company and Widmer have agreed to share certain start-up expenses of the joint organization, including staff salaries, severance expenses, legal fees, regulatory license fees an overhead costs. The Company anticipates that the joint organization will be fully operational in the second quarter of 2004.

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

14.	Quarterly Financial Data (Unaudited)

	2003 Quarter Ended				2002 Quarter Ended

	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31

	(In thousands, except per share amounts)
Sales	$10,099	$11,110	$12,332	$8,671	$9,880	$10,691	$11,420	$8,921
Less Excise Taxes	828	868	1,068	733	804	897	995	769

Net Sales	9,271	10,242	11,264	7,938	9,076	9,794	10,425	8,152
Cost of Sales	7,412	7,178	7,844	6,267	6,910	7,141	7,397	6,150

Gross Profit	1,859	3,064	3,420	1,671	2,166	2,653	3,028	2,002
Selling, General and Administrative Expenses	2,683	3,236	2,937	2,833	2,133	2,987	2,982	2,807

Operating Income (Loss)	(824)	(172)	483	(1,162)	33	(334)	46	(805)
Interest Expense	(45)	(46)	(50)	(51)	(58)	(62)	(56)	(54)
Other Income (Expense) — Net	18	7	15	19	22	(24)	8	25

Income (Loss) before Income Taxes	(851)	(211)	448	(1,194)	(3)	(420)	(2)	(834)
Income Tax Provision (Benefit)	30	—	—	—	—	(65)	—	(61)

Net Income (Loss)	$(881)	$(211)	$448	$(1,194)	$(3)	$(355)	$(2)	$(773)

Basic Earnings (Loss) per Share	$(0.14)	$(0.04)	$0.07	$(0.19)	$0.00	$(0.05)	$0.00	$(0.11)

Diluted Earnings (Loss) per Share	$(0.14)	$(0.04)	$0.06	$(0.19)	$0.00	$(0.05)	$0.00	$(0.11)

Barrels Shipped	54.6	58.7	67.9	47.7	54.3	58.4	63.1	50.1

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

      None.

Item 9A.	Controls and Procedures

      The Company has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

      No changes in the Company’s internal control over financial reporting were identified in connection with the evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III.

Item 10.	Directors and Executive Officers of the Registrant

      The response to this Item is contained in part in the Company’s definitive proxy statement for its 2004 Annual Meeting of Stockholders (the “2004 Proxy Statement”) under the captions “Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and the information contained therein is incorporated herein by reference.

      Information regarding executive officers is set forth herein in Part I, Item 4A, under the caption “Executive Officers of the Company.”

      The Company has adopted a Code of Ethics applicable to all employees, including the principal executive officer, principal financial officer, principal accounting officer and directors. A copy of the Code of Ethics is available on the Company’s website at www.Redhook.com under “Corporate Governance.” Any waivers of the code for the Company’s directors or executive officers will be approved by the Board of Directors. The Company will disclose any such waivers on a Form 8-K within five business days after the waiver is approved.

Item 11.	Executive Compensation

      The response to this Item is contained in the 2004 Proxy Statement under the caption “Executive Compensation,” and the information contained therein is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The response to this Item is contained in part in the 2004 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” and “Securities Authorized for Issuance Under Equity Compensation Plans” and the information contained therein is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      The response to this Item is contained in the 2004 Proxy Statement under the caption “Certain Transactions,” and the information contained therein is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

      The response to this Item is contained in the 2004 Proxy Statement under the caption “Proposal 2 — Appointment of Independent Auditors,” and the information contained therein is incorporated herein by reference.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

1. Audited Financial Statements and Financial Statement Schedules

All other financial statement schedules are omitted because they were not required or the required information is included in the Financial Statements or Notes thereto.

(b) Reports on Form 8-K

During the quarter ended December 31, 2003, and between such date and the filing of this Form 10-K, the Company furnished the following reports on Form 8-K:

Current report filed February 4, 2004 furnishing a press release announcing certain financial results for the quarter ended December 31, 2003.

Current report filed February 6, 2004 furnishing a copy of the transcript of a conference call hosted by the Company to discuss certain financial results for the quarter ended December 31, 2003.

(c) Exhibits

The following exhibits are filed with or incorporated by reference into this report pursuant to Item 601 of Regulation S-K:

EXHIBIT NO. 3 Articles of Incorporation and Bylaws

3.1	Articles of Amendment to and Second Restatement of Articles of Incorporation of Registrant dated November 15, 1994; Articles of Amendment, dated November 15, 1994; and Articles of Amendment, dated June 15, 1995 (Incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-1, No. 33-94166)
3.2	Amended and Restated Bylaws of Registrant, dated May 22, 2001 (Incorporated by reference from Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended June 30, 2001);

EXHIBIT NO. 10 Material Contracts

Executive Compensation Plans and Agreements

10.1	Registrant’s Incentive Stock Option Plan, dated September 12, 1990 (Incorporated by reference from Exhibit 10.15 to the Company’s Registration Statement on Form S-1, No. 33-94166)
10.2	Amended and Restated Registrant’s Directors Stock Option Plan (Incorporated by reference from Exhibit 10.14 to the Company’s Registration Statement on Form S-1, No. 33-94166)
10.3	Amendment dated as of February 27, 1996, to Amended and Restated Registrant’s Directors Stock Option Plan (Incorporated by reference from Exhibit 10.32 to the Company’s Form 10-Q for the quarter ended June 30, 1996, No. 0-26542)

10.4	1992 Stock Incentive Plan, approved October 20, 1992, as amended, October 11, 1994 and May 25, 1995 (Incorporated by reference from Exhibit 10.16 to the Company’s Registration Statement on Form S-1, No. 33-94166)
10.5	Amendment dated as of July 25, 1996, to Registrant’s 1992 Stock Incentive Plan, as amended (Incorporated by reference from Exhibit 10.33 to the Company’s Form 10-Q for the quarter ended June 30, 1996, No. 0-26542)
10.6	Amendment dated as of February 27, 1996, to Registrant’s 1992 Stock Incentive Plan, as amended (Incorporated by reference from Exhibit 10.31 to the Company’s Form 10-Q for the quarter ended June 30, 1996, No. 0-26542)
10.7	2002 Stock Option Plan (Incorporated by reference from the Addendum to the Company’s Proxy Statement for 2002 Annual Meeting of Shareholders)
10.8	Employment Agreement between Registrant and Paul Shipman, dated November 1, 2000 (Incorporated by reference from Exhibit 10.43 to the Company’s Form 10-K for the year ended December 31, 2000)
10.9	Employment Agreement between Registrant and David J. Mickelson, dated August 1, 2000 (Incorporated by reference from Exhibit 10.27 to the Company’s Form 10-Q for the quarter ended September 30, 2000)
10.10	Employment Agreement between Registrant and Allen L Triplett, dated August 1, 2000 (Incorporated by reference from Exhibit 10.28 to the Company’s Form 10-Q for the quarter ended September 30, 2000)
10.11	Employment Agreement between Registrant and Pamela J. Hinckley, dated August 1, 2000 (Incorporated by reference from Exhibit 10.29 to the Company’s Form 10-Q for the quarter ended September 30, 2000)
10.12	Employment Agreement between Registrant and Greg Marquina, dated August 1, 2000 (Incorporated by reference from Exhibit 10.41 to the Company’s Form 10-Q for the quarter ended September 30, 2000)
10.13	Employment Agreement between Registrant and Gerard C. Prial, dated August 1, 2000 (Incorporated by reference from Exhibit 10.46 to the Company’s Form 10-K for the year ended December 31, 2001)

Other Material Contracts

10.14	Investment Agreement dated as of October 18, 1994, between the Registrant and Anheuser-Busch, Incorporated (Incorporated by reference from Exhibit 10.4 to the Company’s Registration Statement on Form S-1, No. 33-94166)
10.15	Registration Rights Agreement dated as of October 18, 1994, between Registrant and Anheuser-Busch, Incorporated (Incorporated by reference from Exhibit 10.7 to the Company’s Registration Statement on Form S-1, No. 33-94166)
10.16	Master Distributor Agreement between Registrant and Anheuser-Busch, Incorporated, dated October 18, 1994 (Incorporated by reference from Exhibit 10.21 to the Company’s Registration Statement on Form S-1, No. 33-94166)*
10.17	Amendment No. 1 dated as of June 26, 1996, to Master Distribution Agreement between Registrant and Anheuser-Busch, Incorporated, dated October 18, 1994 (Incorporated by reference from Exhibit 10.30 to the Company’s Form 10-Q for the quarter ended June 30, 1996, No. 0-26542)
10.18	Letter Agreement dated as of July 31, 1995, between Registrant and Anheuser-Busch, Incorporated (Incorporated by reference from Exhibit 10.25 to the Company’s Registration Statement on Form S-1, No. 33-94166)
10.19	Consent, Waiver and Amendment, dated September 19, 1997, to Master Distributor Agreement between Registrant and Anheuser-Busch, Incorporated, dated October 18, 1994 (Incorporated by reference from Exhibit 10.36 to the Company’s Form 10-Q for the quarter ended September 30, 1997, No. 0-26542)
10.20	Purchasing Agreement dated as of March 27, 1998, between Registrant and Anheuser-Busch, Incorporated (Incorporated by reference from Exhibit 10.37 to the Company’s Form 10-Q for the quarter ended March 31, 1998)

10.21	Purchasing Agreement dated as of November 21, 2002, between Registrant and Anheuser-Busch, Incorporated (Incorporated by reference from Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2002)
10.22	Multi-Tenant Lease between the Quadrant Corporation and Registrant, dated June 1, 1987, as amended, November 5, 1987, February 1, 1988, March 29, 1988, June 27, 1988, October 27, 1988, June 18, 1991, October 1, 1991, December 22, 1992 and March 31,1993 (Incorporated by reference from Exhibit 10.9 to the Company’s Registration Statement on Form S-1, No. 33-94166)
10.23	Sublease between Pease Development Authority as Sublessor and Registrant as Sublessee, dated May 30, 1995 (Incorporated by reference from Exhibit 10.11 to the Company’s Registration Statement on Form S-1, No. 33-94166)
10.24	Assignment of Sublease and Assumption Agreement dated as of July 1, 1995, between Registrant and Redhook of New Hampshire, Inc. (Incorporated by reference from Exhibit 10.24 to the Company’s Registration Statement on Form S-1, No. 33-94166)
10.25	Amended and Restated Credit Agreement between U.S. Bank of Washington, National Association and Registrant, dated June 5, 1995 (Incorporated by reference from Exhibit 10.18 to the Company’s Registration Statement on Form S-1, No. 33-94166)
10.26	First Amendment dated as of July 25, 1996, to Amended and Restated Credit Agreement between U.S. Bank of Washington, National Association and Registrant, dated June 5, 1995 (Incorporated by reference from Exhibit 10.34 to the Company’s Form 10-Q for the quarter ended September 30, 1996, No. 0-26542)
10.27	Second Amendment to Amended and Restated Credit Agreement between U.S. Bank of Washington, National Association and Registrant, dated September 15, 1997 (Incorporated by reference from Exhibit 10.35 to the Company’s Form 10-Q for the quarter ended September 30, 1997, No. 0-26542)
10.28	Third Amendment to Amended and Restated Credit Agreement between U.S. Bank of Washington, National Association and Registrant, dated February 22, 1999 (Incorporated by reference from Exhibit 10.38 to the Company’s Form 10-Q for the quarter ended March 31, 1999)
10.29	Fourth Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and Registrant, dated August 10, 2000 (Incorporated by reference from Exhibit 10.42 to the Company’s Form 10-Q for the quarter ended September 30, 2000)
10.30	Fifth Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and Registrant, dated June 19, 2001 (Incorporated by reference from Exhibit 10.44 to the Company’s Form 10-Q for the quarter ended June 30, 2001)
10.31	Sixth Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and Registrant, dated December 31, 2001 (Incorporated by reference from Exhibit 10.45 to the Company’s Form 10-K for the year ended December 31, 2001)
10.32	Seventh Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and Registrant, dated June 21, 2002 (Incorporated by reference from Exhibit 10.47 to the Company’s Form 10-Q for the quarter ended June 30, 2002)
10.33	Eighth Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and Registrant, dated March 18, 2003 (Incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2003)
10.34	Ninth Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and Registrant, dated as of October 31, 2003
10.35	Tenth Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and Registrant, dated as of February 9, 2004

EXHIBIT NO. 21 Subsidiaries of the Registrant

21.1	Subsidiaries of the Registrant (Incorporated by reference from Exhibit 21.1 to the Company’s Registration Statement on Form S-1, No. 33-94166)

EXHIBIT NO. 23 Consents of Experts and Counsel

23.1	Consent of Ernst & Young LLP, Independent Auditors

EXHIBIT NO. 31 Certifications

31.1	Certification of Chief Executive Officer of Redhook Ale Brewery, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of Redhook Ale Brewery, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of Redhook Ale Brewery, Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer of Redhook Ale Brewery,, Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(*)	Confidential treatment has been granted for portions of this document.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Woodinville, State of Washington, on March 29, 2004.

REDHOOK ALE BREWERY, INCORPORATED

By	/s/ DAVID J. MICKELSON

David J. Mickelson
Executive Vice President,
Chief Financial Officer and
Chief Operating Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL S. SHIPMAN Paul S. Shipman	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 29, 2004

/s/ DAVID J. MICKELSON David J. Mickelson	Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)	March 29, 2004

/s/ ANNE M. MUELLER Anne M. Mueller	Controller and Treasurer (Principal Accounting Officer)	March 29, 2004

/s/ FRANK H. CLEMENT Frank H. Clement	Director	March 29, 2004

/s/ JERRY D. JONES Jerry D. Jones	Director	March 29, 2004

/s/ DAVID R. LORD David R. Lord	Director	March 29, 2004

/s/ PATRICK J. MCGAULEY Patrick J. McGauley	Director	March 29, 2004

/s/ ANTHONY J. SHORT Anthony J. Short	Director	March 29, 2004