Form 10-Q
period 2004-03-31
REDHOOK ALE BREWERY INC
filed 2004-05-17
CIK 892222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

The number of shares of the registrant’s Common Stock outstanding as of April 30, 2004 was 6,271,006.

Page 1 of 21 sequentially numbered pages

REDHOOK ALE BREWERY, INCORPORATED

FORM 10-Q

For The Quarterly Period Ended March 31, 2004

PART I

ITEM 1. FINANCIAL STATEMENTS

REDHOOK ALE BREWERY, INCORPORATED

BALANCE SHEETS

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$5,065,857	$6,123,349
Accounts Receivable	2,513,668	1,686,735
Inventories	3,358,753	3,342,006
Other	744,232	247,038

Total Current Assets	11,682,510	11,399,128
Fixed Assets, Net	64,986,714	65,699,658
Other Assets	30,537	32,256

Total Assets	$76,699,761	$77,131,042

LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,106,778	$1,983,377
Accrued Salaries, Wages and Payroll Taxes	1,900,201	1,561,526
Refundable Deposits	2,316,475	2,272,328
Other Accrued Expenses	641,678	621,185
Current Portion of Long-Term Debt	450,000	450,000

Total Current Liabilities	7,415,132	6,888,416

Long-Term Debt, Net of Current Portion	5,512,500	5,625,000

Deferred Income Taxes, Net	468,798	468,798

Other Liabilities	16,226	—

Commitments
Convertible Redeemable Preferred Stock	16,243,755	16,232,655

Common Stockholders’ Equity:
Common Stock, Par Value $0.005 per Share, Authorized, 50,000,000 Shares; Issued and Outstanding, 6,263,006 Shares in 2004 and 6,226,306 Shares in 2003	31,316	31,132
Additional Paid-In Capital	54,308,690	54,250,059
Retained Earnings (Deficit)	(7,296,656)	(6,365,018)

Total Common Stockholders’ Equity	47,043,350	47,916,173

Total Liabilities, Preferred Stock and Common Stockholders’ Equity	$76,699,761	$77,131,042

See Accompanying Notes to Financial Statements

REDHOOK ALE BREWERY, INCORPORATED

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Sales	$9,390,479	$8,671,200
Less Excise Taxes	770,645	733,014

Net Sales	8,619,834	7,938,186
Cost of Sales	6,574,213	6,266,742

Gross Profit	2,045,621	1,671,444
Selling, General and Administrative Expenses	2,528,568	2,833,274
Craft Brands Alliance Shared Formation Expenses	406,767	—

Operating Income (Loss)	(889,714)	(1,161,830)
Interest Expense	43,607	51,012
Other Income (Expense) — Net	12,783	18,622

Income (Loss) before Income Taxes	(920,538)	(1,194,220)
Income Tax Provision (Benefit)	—	—

Net Income (Loss)	$(920,538)	$(1,194,220)

Basic Earnings (Loss) per Share	$(0.15)	$(0.19)

Diluted Earnings (Loss) per Share	$(0.15)	$(0.19)

See Accompanying Notes to Financial Statements

REDHOOK ALE BREWERY, INCORPORATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Operating Activities
Net Income (Loss)	$(920,538)	$(1,194,220)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	738,576	766,846
Net Change in Operating Assets and Liabilities	(797,932)	(954,539)

Net Cash Used in Operating Activities	(979,894)	(1,381,913)

Investing Activities
Expenditures for Fixed Assets	(22,662)	(408,595)
Other, Net	(1,251)	—

Net Cash Used in Investing Activities	(23,913)	(408,595)

Financing Activities
Principal Payments on Debt	(112,500)	(112,500)
Repurchase of Common Stock	—	(183,814)
Issuance of Common Stock	58,815	—

Net Cash Used in Financing Activities	(53,685)	(296,314)

Increase (Decrease) in Cash and Cash Equivalents	(1,057,492)	(2,086,822)
Cash and Cash Equivalents:
Beginning of Period	6,123,349	7,007,351

End of Period	$5,065,857	$4,920,529

See Accompanying Notes to Financial Statements

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

     The accompanying financial statements and related notes of Redhook Ale Brewery, Incorporated (the “Company”) should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These financial statements are unaudited but, in the opinion of management, reflect all material adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. All such adjustments were of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results of operations for the full year.

2. Liquidity

     The Company’s sales consist predominantly of sales of beer to third-party distributors and Anheuser-Busch, Incorporated (“A-B”) through the Company’s distribution alliance (the “Distribution Alliance” or the “Alliance”) with A-B. The Alliance, executed in October 1994, consists of a national distribution agreement (the “A-B Distribution Agreement”) and an investment by A-B in the Company (the “A-B Investment Agreement”). The Alliance gives the Company access to A-B’s national distribution network to distribute its products. Pursuant to the A-B Investment Agreement, A-B invested approximately $30 million to purchase 1,289,872 shares of the Company’s convertible redeemable Series B Preferred Stock (the “Series B Preferred Stock”) and 953,470 shares of the Company’s Common Stock (“Common Stock”), including 716,714 shares issued concurrent with the Company’s initial public offering. As of March 12, 2004, A-B held 29.8% of the Company’s outstanding shares of Common Stock, calculated on a Fully Diluted Basis.

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

     The termination of the A-B Distribution Agreement for any reason or the failure by the Company to perform any of its material obligations under the A-B Investment Agreement would also constitute an event of default under the Company’s bank credit agreement. Upon default, the bank may declare the entire outstanding term loan balance immediately due and payable. If the loan balance became due and payable, such payment would have seniority over the redemption of the Series B Preferred Stock. If this were to occur, it would be unlikely that the Company could satisfy its obligations under the term loan. In all events, unless additional capital were raised, the Company would not have sufficient liquidity to satisfy both its obligation under the term loan and its obligation to redeem the Series B Preferred Stock. The Company could seek to refinance its term loan with one or more banks or obtain additional equity capital, however, there can be no assurance the Company would be able to access additional capital to meet its needs or that such additional capital would be at commercially reasonable terms. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The first quarter 2004 financials statements and the fiscal year 2003 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

3. Earnings (Loss) per Share

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

     The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended
	March 31,
	2004	2003
Net income (loss)	$(920,538)	$(1,194,220)
Preferred stock accretion	(11,100)	(11,100)

Income (loss) available to common stockholders	$(931,638)	$(1,205,320)

Weighted average common shares	6,227,687	6,291,916

Basic and diluted earnings (loss) per share	$(0.15)	$(0.19)

4. Inventories

     Inventories consist of the following:

	March 31,	December 31,
	2004	2003
Raw materials	$1,123,863	$1,184,733
Work in process	925,388	900,388
Finished goods	548,269	408,561
Promotional merchandise	546,133	631,147
Packaging materials	215,100	217,177

	$3,358,753	$3,342,006

     Work in process is beer held in fermentation tanks prior to the filtration and packaging process.

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Common Stock Activity

     In conjunction with the exercise of stock options granted under the Company’s stock option plans, the Company issued 36,700 shares of Common Stock totaling $59,000 during the three months ended March 31, 2004. No Common Stock was issued during the quarter ended March 31, 2003.

     From May 2000 through May 2003, the Company repurchased its Common Stock in conjunction with a repurchase plan authorized by the Board of Directors. The plan allowed for the repurchase of 1.5 million outstanding shares of Common Stock for a total maximum repurchase of $2,750,000. In May 2003, at which time a total of 1,463,100 shares of Common Stock had been purchased in the open market for an aggregate expenditure of $2,750,000, the Company ended the repurchase plan. During the three-month period ended March 31, 2003, 80,600 shares of Common Stock were purchased for $184,000.

6. Stock-Based Compensation

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

     The following table illustrates the effect on net income (loss) and earnings (loss) per share for the quarters ended March 31, 2004 and 2003 had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology.

	Three Months Ended
	March 31,
	2004	2003
Net income (loss), as reported	$(920,538)	$(1,194,220)
Add: Stock-based employee compensation expense as reported under APB 25	—	—
Less: Stock-based employee compensation expense determined under fair value based method for all options, net of related tax effects	(32,155)	(67,616)

Pro forma net income (loss)	$(952,693)	$(1,261,836)

Earnings (loss) per share:
Basic and Diluted – as reported	$(0.15)	$(0.19)
Basic and diluted – pro forma	$(0.15)	$(0.20)

7. Craft Brands Alliance LLC

     On February 3, 2004, the Company announced that it had reached an agreement in principle with Widmer Brothers Brewing Company to form a joint sales and marketing organization that will serve both companies’ operations in the Western United States. The joint organization, named Craft Brands Alliance LLC, was formed in March 2004 and is seeking required regulatory approvals. The Company and Widmer have both incurred certain formation expenses, including severance expenses and legal fees, in conjunction with the formation of Craft Brands Alliance. The Company’s first quarter 2004 operating loss includes $407,000 attributable to the

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Company’s share of expenses incurred in the formation of Craft Brands Alliance. Additionally, until Craft Brands Alliance is fully operational, the Company and Widmer have agreed to share certain sales-related costs, primarily salaries and overhead. The Company’s share of those costs totaled $54,000 for the quarter ended March 31, 2004 and are reflected in the Company’s statement of operations as selling, general and administrative expenses. Reflected in the Company’s balance sheet as of March 31, 2004 are a receivable due from Craft Brands Alliance for approximately $339,000 and a liability due to Widmer Brothers Brewing of approximately $37,000.

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

Overview

     Since its formation, the Company has focused its business activities on the brewing, marketing and selling of craft beers in the United States. The Company produces its specialty bottled and draft products in two technologically advanced, Company-owned breweries, one in the Seattle suburb of Woodinville, Washington (the “Washington Brewery”) and the other in Portsmouth, New Hampshire (the “New Hampshire Brewery”). For the three months ended March 31, 2004, the Company had gross sales of $9,390,000, an increase of 8.3% over gross sales of $8,671,000 for the three months ended March 31, 2003. The Company’s sales consist predominantly of sales of beer to third-party distributors and Anheuser-Busch, Inc. (“A-B”) through the Company’s distribution alliance with A-B (the “Distribution Alliance”). In addition, the Company derives other revenues from sources including the sale of beer, food, apparel and other retail items in its two brewery pubs.

     The Company’s sales volume (shipments) increased 5.2% to 50,200 barrels for the three months ended March 31, 2004 as compared to 47,700 barrels in the same 2003 period. Sales in the craft beer industry generally reflect a degree of seasonality, with the first and fourth quarters historically being the slowest and the rest of the year typically demonstrating stronger sales. The Company has historically operated with little or no backlog and, therefore, its ability to predict sales for future periods is limited.

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

     In January 2003, the Company entered into a licensing agreement with Widmer Brothers Brewing Company (“Widmer”) to produce and sell the Widmer Hefeweizen brand in states east of the Mississippi River. Brewing of this product, which began in February 2003, is conducted at the Company’s New Hampshire Brewery under the supervision and assistance of Widmer’s brewing staff to insure their brand’s quality and matching taste profile. The term of this agreement is for five years, with an additional one-year automatic renewal unless either party elects to terminate the arrangement. The agreement may be terminated by either party at any time without cause pursuant to 150 days notice. The agreement may be terminated for cause by either party under certain conditions. During the term of this agreement, Redhook will not brew, advertise, market, or distribute any product that is labeled or advertised as a “Hefeweizen” or any similar product in the agreed upon eastern territory. Brewing and selling of Redhook’s Hefe-weizen was discontinued in conjunction with this agreement. This agreement, for the Eastern United States only, is expected to increase capacity utilization and strengthen the Company’s product portfolio.

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

     Income Taxes. The Company records federal and state income taxes in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 109, Accounting for Income Taxes. Deferred income taxes or tax benefits reflect the tax effect of temporary differences between the amounts of assets and liabilities for financial reporting purposes and amounts as measured for tax purposes. The Company will establish a valuation allowance if it is more likely than not that these items will either expire before the Company is able to realize their benefits or that future deductibility is uncertain. The valuation allowance is reviewed and adjusted on a quarterly basis based on management’s assessment of the realizability of the deferred tax assets. As of December 31, 2003, the Company had approximately $11.8 million of deferred tax assets, comprised principally of federal net operating loss carryforwards (“NOLs”) that expire from 2012 through 2023 and state NOLs that expire through 2018. The recognition of these assets is dependent upon estimates of future taxable income resulting from future reversals of existing taxable temporary differences, which have been recorded as deferred tax liabilities and exceed the deferred tax assets. As of December 31, 2003, the Company also had a valuation allowance of $738,000, reflected as a reduction of the Company’s deferred tax assets on its balance sheet. During the three months ended March 31, 2004, the Company increased its valuation allowance by $303,000 thereby reducing the estimated income tax benefit recorded in its statement of operations to $0. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically certain federal and state NOL carryforwards, that may expire before the Company is able to utilize the tax benefit. Realization of the benefit is dependent on the Company’s ability to generate future U.S. taxable income. To the extent that the Company is unable to generate adequate taxable income in the future, the Company may not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering expiring NOLs.

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

	Three Months Ended
	March 31,
	2004	2003
Sales	108.9%	109.2%
Less Excise Taxes	8.9	9.2

Net Sales	100.0	100.0
Cost of Sales	76.3	78.9

Gross Profit	23.7	21.1
Selling, General and Administrative Expenses	29.3	35.7
Craft Brands Alliance Shared Formation Expenses	4.7	—

Operating Income (Loss)	(10.3)	(14.6)
Interest Expense	0.5	0.6
Other Income (Expense) — Net	0.1	(0.2)

Income (Loss) before Income Taxes	(10.7)	(15.0)

Provision for Income Taxes	—	—

Net Income (Loss)	(10.7)%	(15.0)%

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

     The following table sets, for the periods indicated, a comparison of certain items from the Company’s Statements of Operations:

	Three Months Ended
	March 31,		Increase/	%
	2004	2003	(Decrease)	Change
	(in thousands except barrels)
Sales	$9,390	$8,671	$719	8.3%
Less Excise Taxes	770	733	37	5.1

Net Sales	8,620	7,938	682	8.6
Cost of Sales	6,574	6,267	307	4.9

Gross Profit	2,046	1,671	375	22.4
Selling, General and Administrative Expenses	2,529	2,833	(304)	(10.7)
Craft Brands Alliance Shared Formation Expenses	407	—	407	100.0

Operating Income (Loss)	(890)	(1,162)	272	23.3
Interest Expense	44	51	(7)	(13.7)
Other Income (Expense) — Net	13	19	(6)	(31.6)

Net Income (Loss)	$(921)	$(1,194)	$273	22.9%

Beer Shipped (in barrels)	50,200	47,700	2,500	5.2%

     Sales. Total sales increased 8.3% to $9,390,000 for the three months ended March 31, 2004 compared to $8,671,000 for the three months ended March 31, 2003, attributable to a 5.2% increase in barrels sold, some strength in pricing and an increase in sales in the pubs located in the Company’s two breweries. Total sales volume for the first quarter of 2004 increased to 50,200 barrels from 47,700 barrels for the same period in 2003, the result of a 3.0% increase in shipments of its packaged products and a 9.2% increase in shipments of the Company’s draft products. The mix of package sales to draft sales generally affects overall revenue per barrel, with package product generating a higher revenue per barrel but also an increased cost of sales per barrel. The migration toward increasing package sales slowed, with 63.8% of total shipments in the first quarter 2004 being package shipments versus 65.1% in the same 2003 quarter. Sales volume for the 12-pack package, which is more costly to produce, increased in the first quarter of 2004 to 36.5% of package sales from 34.0% in the first quarter of 2003. West Coast sales increased 3.1% in the first quarter of 2004 as compared to the same period in 2003, despite a 7.6% decrease in shipments in Washington State, the Company’s largest market. Sales other than wholesale beer sales, primarily retail pub revenues, increased to $937,000 in the first quarter of 2004 from $843,000 in the first quarter of 2003. At March 31, 2004 and 2003, the Company’s products were distributed in 48 states.

     Excise Taxes. Excise taxes increased to $771,000, or 8.9% of net sales, in the 2004 first quarter compared to $733,000, or 9.2% of net sales, in the same 2003 period. The comparability of excise taxes as a percentage of net sales is impacted by many factors, including average revenue per barrel, the proportion of pub sales to total sales, and the estimated annual average federal and state excise tax rates.

     Cost of Sales. Cost of sales increased 4.9% to $6,574,000 in the three months ended March 31, 2004 compared to $6,267,000 in the same 2003 period, but remained nearly flat on a per barrel basis and decreased as a percentage of net sales. As a percentage of net sales, cost of sales decreased to 76.3% in the 2004 first quarter from 78.9% in the comparable 2003 quarter. Based upon the breweries’ combined current production capacity of 90,000 barrels for the quarters ended March 31, 2004 and 2003, the utilization rates were 55.8% and 53.0%, respectively. The cost of the Company’s most significant ingredient, malted barley, declined somewhat in 2004 following a significant cost increase in 2003 (driven by a poor 2002 worldwide barley harvest). Improvement in the Company’s direct costs were offset slightly by an increase in some indirect costs, primarily depreciation and production wages, following the 2003 expansion of brewing capacity in the Company’s New Hampshire brewery.

     Craft Brands Alliance Shared Formation Expenses. On February 3, 2004, the Company announced that it had reached an agreement in principle with Widmer Brothers Brewing Company to form a joint sales and marketing organization that will serve both companies’ operations in the Western United States. The joint organization, named Craft Brands Alliance LLC, was formed in March 2004 and is seeking required regulatory approvals. The Company and Widmer have both incurred certain formation expenses, including severance expenses and legal fees, in conjunction with the formation of Craft Brands Alliance. The Company’s first quarter 2004 operating loss includes $407,000 attributable to the Company’s share of expenses incurred in the formation of Craft Brands Alliance.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $2,529,000 in the 2004 first quarter compared to $2,833,000 in the 2003 first quarter, also declining to 29.3% from 35.7% as a percentage of net sales, respectively. While significant components continued to be expenditures for the Company’s promotion programs as well as salaries for the national sales force, the Company did review its advertising and marketing programs and reduce spending where the anticipated value was not expected to meet expectations. In addition, until Craft Brands Alliance is fully operational, which is now anticipated to be early in the third quarter of 2004, the Company and Widmer have agreed to share certain sales-related costs, primarily salaries and overhead. The Company’s share of those costs totaled $54,000 for the quarter ended March 31, 2004 and are reflected as selling, general and administrative expenses.

     Interest Expense. Interest expense was $44,000 for the first quarter of 2004, down from $51,000 for the comparable 2003 period, reflecting the effect of lower outstanding debt and lower average interest rates.

     Other Income (Expense) — Net. Other income (expense) — net decreased to income of $13,000 in the 2004 first quarter compared to income of $19,000 in the 2003 first quarter. Interest income declined $8,000 in the same period as a result of a lower average balance of interest-bearing deposits and lower average interest rates.

     Income Taxes. The Company’s effective income tax rate was a 0.0% for the first quarter of 2004 and 2003. Both years’ income taxes reflect a deferred income tax benefit offset by the recording of a valuation allowance. In the first three months of 2004 and 2003, the Company increased the valuation allowance to fully cover net tax operating loss carryforwards that were generated by the quarters’ deferred income tax benefit. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically certain federal and state NOLs that may expire before the Company is able to utilize the tax benefit. Realization of the benefit is dependent on the Company’s ability to generate future U.S. taxable income. To the extent that the Company continues to be unable to generate adequate taxable income in future periods, the Company will not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering potentially expiring NOLs.

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

     The Company had $5,066,000 and $6,123,000 of cash and cash equivalents at March 31, 2004 and December 31, 2003, respectively. At March 31, 2004, the Company had working capital of $4,267,000. The Company’s long-term debt as a percentage of total capitalization (long-term debt, convertible redeemable preferred stock and common stockholders’ equity) was 8.6% at March 31, 2004 compared to 8.7% at December 31, 2003. Cash used in operating activities totaled $980,000 for the quarter ended March 31, 2004, an improvement over cash used in operating activities of $1,382,000 for the comparable 2003 quarter. The improvement was primarily attributable to returning inventory levels to more normal levels as of March 31, 2003, following unusually low inventory levels at December 31, 2002.

     During the quarter ended March 31, 2004, the Company’s capital expenditures totaled $23,000. Capital expenditures for fiscal year 2004 are expected to total approximately $450,000.

     The Company has a credit agreement with a bank under which a term loan (the “Term Loan”) and a $2 million revolving credit facility (the “Revolving Facility”) are provided. The Term Loan, which originated in June 1997 upon the conversion of a $9 million secured credit facility, had a five-year term with a 20-year amortization schedule. In June 2001, the credit agreement was amended to extend the maturity date on the Term Loan to June 5, 2007. In June 2002, the credit agreement was amended to extend the commitment period for the Revolving Facility to July 1, 2004. In October 2003, the credit agreement was amended to reduce the $10 million revolving credit facility to a $2 million revolving credit facility. The Term Loan and the Revolving Facility are secured by substantially all of the Company’s assets. Through June 4, 2002, interest on the Term Loan accrued at a variable rate based on the London Inter Bank Offered Rate (“LIBOR”) plus 1.25%. Since June 5, 2002, interest on the Term Loan accrued at LIBOR plus 1.75%. The interest rate on the Revolving Facility is the applicable LIBOR plus 1.00% to 2.00%, depending on the Company’s funded debt ratio. The Company has the option to fix the applicable interest rate for up to twelve months by selecting LIBOR for one- to twelve- month periods as a base. As of March 31, 2004, there was $5.963 million outstanding on the Term Loan, and the Company’s one-month LIBOR-based borrowing rate was 2.9%. As of March 31, 2004, there were no borrowings outstanding on the Revolving Facility. The termination of the A-B Distribution Agreement for any reason or the failure by the Company to perform any of its material obligations under the A-B Investment Agreement would constitute an event of default under the credit agreement and the bank may declare the entire outstanding loan balance immediately due and payable. See “— Certain Considerations: Issues and Uncertainties” below. If this were to occur, it would be unlikely that the Company could satisfy its obligations under the Term Loan. In all events, unless additional capital was raised, the Company would not have sufficient liquidity to satisfy both its obligation under the Term Loan and its obligation to redeem the Series B Preferred Stock under the A-B Investment Agreement. The Company could seek to refinance its Term Loan with one or more banks or obtain additional equity capital; however, there can be no assurance the Company would be able to access additional capital to meet its needs or that such additional capital would be at commercially reasonable terms.

     The terms of the credit agreement require the Company to meet certain financial covenants. In December 2001, March 2003 and February 2004, the credit agreement was amended to modify several financial covenants. These revisions have reduced the likelihood that a violation of the covenants by the Company will occur; however, if the Company were to report a significant net loss for one or more quarters within a time period covered by the financial covenants, one or more of the covenants would be negatively impacted and could cause a violation. Failure to meet the covenants required by the credit agreement is an event of default and, at its option, the Bank could deny a request for a waiver and declare the entire outstanding loan balance immediately due and payable. In such a case, the Company would seek to refinance the loan with one or more banks, potentially at less desirable terms. However, there can be no guarantee that additional financing would be available at commercially reasonable terms, if at all. The Company was in compliance with all covenants for the quarter ended March 31, 2004.

     From May 2000 through May 2003, the Company repurchased its Common Stock in conjunction with a repurchase plan authorized by the Board of Directors. The plan allowed for the repurchase of 1.5 million outstanding shares of Common Stock for a total maximum repurchase of $2,750,000. In May 2003, at which time a total of 1,463,100 shares of Common Stock had been purchased in the open market for an aggregate expenditure of $2,750,000, the Company ended the repurchase plan. During the first quarter of 2003, 80,600 shares of Common Stock were purchased for $184,000. No shares of Common Stock were repurchased in 2004.

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

     Relationship with Anheuser-Busch, Incorporated. Most of the Company’s future sales are expected to be through the Distribution Alliance with A-B. See “Part 1, Item 1 — Business — Product Distribution, and Relationship with Anheuser-Busch, Incorporated” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for a further description of the Company’s relationship with A-B. If the Distribution Alliance were to be terminated, or if the relationship between A-B and the Company were to deteriorate, distribution of the Company’s products would suffer significant disruption and such event would have a long-term severe negative impact on the Company’s sales and results of operations, as it would be extremely difficult for the Company to rebuild its own distribution network. Further, in the event that the A-B Distribution Agreement is terminated on or before December 31, 2004, under circumstances described in Item 1 (see Business — Relationship with Anheuser-Busch, Incorporated — A-B Distribution Agreement), the terms of the Series B Preferred Stock held by A-B pursuant to the A-B Investment Agreement require the Company to redeem the Series B Preferred Stock on December 31, 2004, at a redemption price equal to $12.61 per share (approximately $16.3 million in the aggregate), plus an amount equal to accumulated and unpaid dividends thereon, if any. The terms of the Series B Preferred Stock further provide that, if at the time of the mandatory redemption the Company has insufficient legally available funds to redeem all shares of Series B Preferred Stock, then all funds that are legally available must be used to redeem Series B Preferred Stock. At any time thereafter when additional funds of the Company become legally available, such funds must be immediately used to redeem additional shares of Series B Preferred Stock. The Company would not be legally able to redeem shares of Series B Preferred Stock if, after giving effect to such redemption, the Company would not be able to pay its debts when due in the usual course of business or the Company’s total assets would be less than the sum of its total liabilities. Such a mandatory redemption could have a material adverse effect on the financial position and cash flows of the Company. While the Company believes that the benefits of the Distribution Alliance, in particular distribution and material cost efficiencies, offset costs associated with the Alliance, there can be no assurance that these costs will not have a negative impact on the Company’s profit margins in the future. Notice of intention to terminate the Distribution Agreement must be made by the party electing to do so no less than six months prior to the termination date. To date, neither Redhook nor A-B has given notice of its intention to terminate the Distribution Agreement. Failure to come to an agreement with A-B or the termination of the Distribution Agreement would have a material adverse effect on the Company’s ability to continue as a going concern.

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

     Advertising and Promotional Costs. The Company has participated in advertising programs to varying degrees over the past five years. Prior to 1999, the Company engaged in very limited advertising to market its products. In order to increase brand awareness and capture a larger share of the fragmented craft beer market, the Company determined that a significant increase in spending on advertising and promotion was necessary. During 1999 and 2000, the Company primarily utilized radio, billboard and print advertising in key markets, while also participating to a small degree in a co-operative program with its distributors. In 2001, the Company allocated a larger share of its advertising spending to this co-operative program whereby the Company’s spending is matched dollar for dollar by the distributor. In 2002 and 2003, the Company continued its co-operative advertising and promotion program while reducing even further those advertising expenditures where the Company funded the entire program. The Company believes that the financial commitment as well as the distributor’s knowledge of the local market result in an advertising and promotion program that is targeted in a manner that will best promote Redhook. Expenditures for the co-op program and media advertising program totaled $255,000 for the three months ended March 31, 2004, and $1.6 million and $1.9 million for the years ended December 31, 2003 and 2002, respectively. This increased advertising spending has significantly increased the Company’s selling, general and administrative expense since 1998, leading to increased losses and a reduction in stockholders’ equity. The Company expects to continue to participate in the co-op advertising and promotion program and limited media advertising in select Eastern United States markets throughout 2004 and in Western United States markets until Craft Brands Alliance is fully operational. Market and competitive considerations could require an increase in other promotional costs associated with developing existing and new markets.

     Joint Organization with Widmer Brothers Brewing Company. On February 3, 2004, the Company announced that it had reached an agreement in principle with Widmer Brothers Brewing Company to form a joint sales and marketing organization that will serve both companies’ operations in the Western United States. The joint organization, named Craft Brands Alliance LLC, was formed in March 2004 and is seeking required regulatory approvals. The Company and Widmer have both incurred certain formation expenses, including severance expenses and legal fees, in conjunction with the formation of Craft Brands Alliance. The Company’s first quarter 2004 operating loss includes $407,000 attributable to the Company’s share of expenses incurred in the formation of Craft Brands Alliance. Additionally, until Craft Brands Alliance is fully operational, which is now anticipated to be early in the third quarter of 2004, the Company and Widmer have agreed to share certain sales-related costs, primarily salaries and overhead. The Company’s share of those costs totaled $54,000 for the quarter ended March 31, 2004 and are reflected in the Company’s statement of operations as selling, general and administrative expenses.

     The Company believes that the combined sales and marketing organization will create synergies and capitalize on both companies’ sales and marketing experience and complementary product portfolios. The Company anticipates that the joint organization will positively impact revenues and decrease the Company’s selling, general and administrative expenses. However, negotiations between the Company and Widmer are not complete, and there can be no assurance that (i) the necessary regulatory approvals will be obtained, (ii) the parties will agree upon the final structure of the joint venture or (iii) the Company will see any anticipated benefits from the joint venture. Until the joint venture is fully deployed, the Company expects to continue to participate in the co-op advertising and promotion program and limited media advertising in the markets impacted by the organization.

     Dependence on Third-Party Distributors. The Company also relies heavily on non-Alliance third-party distributors for the sale of its products to retailers. The Company’s most significant non-Alliance wholesaler, K&L Distributors, Inc., that although not part of the Alliance is a distributor in the A-B distribution network, accounted for approximately 12% of the Company’s sales in the first three months of 2004. Substantially all of the remaining sales volume is through the Distribution Alliance to wholesalers that are part of the A-B distribution network, most of which are independent wholesalers. A disruption of the Company’s, the wholesalers’ or A-B’s ability to distribute products efficiently due to any significant operational problems, such as wide-spread labor union strikes, the loss of K&L Distributors as a customer, or the termination of the Distribution Alliance could have a material adverse impact on the Company’s sales and results of operations.

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

     Income Tax Benefits. As of December 31, 2003, the Company had approximately $11.8 million of deferred tax assets, comprised principally of federal net operating loss carryforwards that expire from 2012 through 2023 and state NOLs that expire through 2018. Federal NOLs, generally permitted to be carried forward no more than 20 years, and state NOLs, generally permitted to be carried forward five to 15 years, can be used to offset regular tax liabilities in future years. The recognition of these assets is dependent upon estimates of future taxable income resulting from future reversals of existing taxable temporary differences, which have been recorded as deferred tax liabilities and exceed the deferred tax assets. As of December 31, 2003, the Company also had a valuation allowance of $738,000, reflected as a reduction of the Company’s deferred tax assets on its balance sheet. During the three months of 2004, the Company increased its valuation allowance by $303,000 thereby reducing the estimated income tax benefit recorded in its statement of operations to $0. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically certain federal and state NOL carryforwards, that may expire before the Company is able to utilize the tax benefit. Realization of the benefit is dependent on the Company’s ability to generate future U.S. taxable income. To the extent that the Company is unable to generate adequate taxable income in the future, the Company may not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering expiring NOLs.

Recent Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of consolidation accounting for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest; these entities are referred to as “variable interest entities”. Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46 also requires disclosure of significant variable interests in variable interest entities for which a company is not the primary beneficiary. Until the organizational documents regarding Craft Brands Alliance LLC are complete, the Company is unable to determine whether that entity is a variable interest entity, and if it is, whether the Company will be the primary beneficiary.

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

     The Company did not have any derivative financial instruments as of March 31, 2004.

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

PART II.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     The following exhibits are filed as part of this report.

3.1	Amended and Restated Bylaws of Registrant, dated April 7, 2004

31.1	Certification of Chief Executive Officer of Redhook Ale Brewery, Incorporated pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer of Redhook Ale Brewery, Incorporated pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer of Redhook Ale Brewery, Incorporated pursuant to Exchange Act 13a-14(b) and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer of Redhook Ale Brewery, Incorporated pursuant to Exchange Act 13a-14(b) and 18 U.S.C. Section 1350

(b) Reports on Form 8-K

During the quarter ended March 31, 2004, and between such date and the filing of this Form 10-Q, the Company furnished the following report on Form 8-K:

Current reported dated March 29, 2004 containing Regulation FD disclosure regarding Report of Ernst & Young LLP, Independent Auditors, included in the Company’s 2003 Form 10-K.

         Current report dated May 4, 2004 furnishing a press release announcing certain financial results for the quarter ended March 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDHOOK ALE BREWERY, INCORPORATED

May 14, 2004	BY: /s/ David J. Mickelson

David J. Mickelson Executive Vice President, Chief Financial Officer and Chief Operating Officer

May 14, 2004	BY: /s/ Anne M. Mueller

Anne M. Mueller Controller and Treasurer, Principal Accounting Officer