Form 10-Q
period 2004-06-30
REDHOOK ALE BREWERY INC
filed 2004-08-16
CIK 892222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ______________ to ______________

COMMISSION FILE NUMBER 0-26542

_________________________

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

The number of shares of the registrant’s Common Stock outstanding as of July 31, 2004 was 8,181,309.

Page 1 of 27 sequentially numbered pages

REDHOOK ALE BREWERY, INCORPORATED

FORM 10-Q

For The Quarterly Period Ended June 30, 2004

PART I.

ITEM 1. Financial Statements

REDHOOK ALE BREWERY, INCORPORATED

BALANCE SHEETS

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$7,407,187	$6,123,349
Accounts Receivable	1,931,564	1,686,735
Inventories	3,005,965	3,342,006
Other	629,513	247,038

Total Current Assets	12,974,229	11,399,128
Fixed Assets, Net	64,256,904	65,699,658
Other Assets	28,817	32,256

Total Assets	$77,259,950	$77,131,042

LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,581,179	$1,983,377
Accrued Salaries, Wages and Payroll Taxes	1,287,591	1,561,526
Refundable Deposits	2,609,488	2,272,328
Other Accrued Expenses	674,956	621,185
Current Portion of Long-Term Debt	450,000	450,000

Total Current Liabilities	7,603,214	6,888,416

Long-Term Debt, Net of Current Portion	5,400,000	5,625,000

Deferred Income Taxes, Net	468,798	468,798

Other Liabilities	32,452	—

Commitments

Convertible Redeemable Preferred Stock	16,254,855	16,232,655

Common Stockholders’ Equity:
Common Stock, Par Value $0.005 per Share, Authorized, 50,000,000 Shares; Issued and Outstanding, 6,361,806 Shares in 2004 and 6,226,306 Shares in 2003	31,810	31,132
Additional Paid-In Capital	54,483,375	54,250,059
Retained Earnings (Deficit)	(7,014,554)	(6,365,018)

Total Common Stockholders’ Equity	47,500,631	47,916,173

Total Liabilities, Preferred Stock and Common Stockholders’ Equity	$77,259,950	$77,131,042

See Accompanying Notes to Financial Statements

REDHOOK ALE BREWERY, INCORPORATED

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Sales	$11,443,406	$12,331,580	$20,833,885	$21,002,780
Less Excise Taxes	952,566	1,068,380	1,723,211	1,801,394

Net Sales	10,490,840	11,263,200	19,110,674	19,201,386
Cost of Sales	7,479,198	7,843,863	14,053,411	14,110,605

Gross Profit	3,011,642	3,419,337	5,057,263	5,090,781
Selling, General and Administrative Expenses	2,545,796	2,936,539	5,074,364	5,769,813
Craft Brands Alliance Shared Formation Expenses	130,808	—	537,575	—

Operating Income (Loss)	335,038	482,798	(554,676)	(679,032)
Interest Expense	42,793	49,733	86,400	100,745
Other Income (Expense) — Net	10,957	14,806	23,740	33,428

Income (Loss) before Income Taxes	303,202	447,871	(617,336)	(746,349)
Income Tax Provision (Benefit)	10,000		10,000

Net Income (Loss)	$293,202	$447,871	$(627,336)	$(746,349)

Basic Earnings (Loss) per Share	$0.04	$0.07	$(0.10)	$(0.12)

Diluted Earnings (Loss) per Share	$0.04	$0.06	$(0.10)	$(0.12)

See Accompanying Notes to Financial Statements

REDHOOK ALE BREWERY, INCORPORATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Operating Activities
Net Income (Loss)	$(627,336)	$(746,349)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,477,591	1,537,690
Deferred Income Taxes, Net	—	(14,001)
Net Change in Operating Assets and Liabilities	455,987	(597,839)

Net Cash Provided by Operating Activities	1,306,242	179,501

Investing Activities
Expenditures for Fixed Assets	(28,898)	(671,062)
Other, Net	(2,500)	—

Net Cash Used in Investing Activities	(31,398)	(671,062)

Financing Activities
Principal Payments on Debt	(225,000)	(225,000)
Repurchase of Common Stock	—	(230,667)
Issuance of Common Stock	233,994	—

Net Cash Provided by (Used in) Financing Activities	8,994	(455,667)

Increase (Decrease) in Cash and Cash Equivalents	1,283,838	(947,228)
Cash and Cash Equivalents:
Beginning of Period	6,123,349	7,007,351

End of Period	$7,407,187	$6,060,123

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

2. Earnings (Loss) per Share

     The Company follows Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 128, Earnings per Share. Basic earnings (loss) per share is calculated using the weighted average number of shares of the Company’s common stock (“Common Stock”) outstanding. The calculation of adjusted weighted average shares outstanding for purposes of computing diluted earnings per share includes the dilutive effect of all outstanding convertible redeemable preferred stock and outstanding stock options for periods when the Company reports net income. The convertible preferred stock and outstanding stock options have been excluded from the calculation of diluted loss per share for all periods presented because their effect is antidilutive. The calculation uses the treasury stock method and the as if converted method in determining the resulting incremental average equivalent shares outstanding as applicable.

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS (Continued)
(Unaudited)

     The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Basic earnings (loss) per share computation:
Numerator:
Net income (loss)	$293,202	$447,871	$(627,336)	$(746,349)
Preferred stock accretion	(11,100)	(11,100)	(22,200)	(22,200)

Numerator – income (loss) available to common stockholders	$282,102	$436,771	$(649,536)	$(768,549)

Denominator:
Weighted average common shares	6,296,769	6,232,429	6,262,228	6,262,008

Basic earnings (loss) per share	$0.04	$0.07	$(0.10)	$(0.12)

Diluted earnings (loss) per share computation:
Numerator:
Net income (loss)	$293,202	$447,871	$(627,336)	$(746,349)
Preferred stock accretion	—	—	(22,200)	(22,200)

Numerator – income (loss) available to common stockholders	$293,202	$447,871	$(649,536)	$(768,549)

Denominator:
Weighted average common shares	6,296,769	6,232,429	6,262,228	6,262,008
Effect of dilutive securities:
Series B convertible preferred stock	1,289,872	1,289,872	—	—
Stock options, net	125,901	86,815	—	—

Denominator for diluted earnings (loss) per share	7,712,541	7,609,116	6,262,228	6,262,008

Diluted earnings (loss) per share	$0.04	$0.06	$(0.10)	$(0.12)

3. Inventories

     Inventories consist of the following:

	June 30,	December 31,
	2004	2003
Raw materials	$988,023	$1,184,733
Work in process	875,475	900,388
Finished goods	460,164	408,561
Promotional merchandise.	519,441	631,147
Packaging materials	162,862	217,177

	$3,005,965	$3,342,006

     Work in process is beer held in fermentation tanks prior to the filtration and packaging process.

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS (Continued)
(Unaudited)

4. Common Stock Activity

     In conjunction with the exercise of stock options granted under the Company’s stock option plans, the Company issued 135,500 shares of Common Stock totaling $234,000 during the six months ended June 30, 2004, including 98,800 shares of Common Stock totaling $175,000 issued during the three months ended June 30, 2004. No Common Stock was issued during the six months ended June 30, 2003.

     From May 2000 through May 2003, the Company repurchased its Common Stock in conjunction with a repurchase plan authorized by the Board of Directors. The plan allowed for the repurchase of 1.5 million outstanding shares of Common Stock for a total maximum repurchase of $2,750,000. In May 2003, at which time a total of 1,463,100 shares of Common Stock had been purchased in the open market for an aggregate expenditure of $2,750,000, the Company ended the repurchase plan. During the six-month period ended June 30, 2003, 101,400 shares of Common Stock were purchased for $231,000.

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

     The following table illustrates the effect on net income (loss) and earnings (loss) per share for the three and six months ended June 30, 2004 and 2003 had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$293,202	$447,871	$(627,336)	$(746,349)
Add: Stock-based employee compensation expense as reported under APB 25	—	—	—	—
Less: Stock-based employee compensation expense determined under fair value based method for all options, net of related tax effects	(45,473)	(65,008)	(99,022)	(132,624)

Pro forma net income (loss)	$247,729	$382,863	$(726,358)	$(878,973)

Earnings (loss) per share:
Basic – as reported	$0.04	$0.07	$(0.10)	$(0.12)
Basic – pro forma	$0.04	$0.06	$(0.12)	$(0.14)
Diluted – as reported	$0.04	$0.06	$(0.10)	$(0.12)
Diluted – pro forma	$0.04	$0.05	$(0.12)	$(0.14)

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS (Continued)
(Unaudited)

6. Craft Brands Alliance LLC

     On July 1, 2004, the Company announced that it had entered into definitive agreements with Widmer Brothers Brewing Company with respect to the operation of Craft Brands Alliance LLC (“Craft Brands”). Craft Brands will advertise, market, sell and distribute the Company’s and Widmer’s products in the western United States. In conjunction with the formation of Craft Brands, both the Company and Widmer incurred certain start-up expenses, including severance expenses and legal fees. The Company’s operating income (loss) for the three months and six months ended June 30, 2004 reflects $131,000 and $538,000, respectively, attributable to the Company’s share of these start-up expenses. Additionally, during the period March 15, 2004 through June 30, 2004, while the companies sought the regulatory approval required for Craft Brands to become fully operational, the Company and Widmer agreed to share certain sales-related costs, primarily salaries and overhead. The Company’s share of those costs totaled $500,000 for the quarter ended June 30, 2004 and $554,000 for the six months ended June 30, 2004, and are reflected in the Company’s statement of operations as selling, general and administrative expenses. Reflected in the Company’s balance sheet as of June 30, 2004 are a liability due to Craft Brands Alliance for approximately $7,000 and a liability due to Widmer Brothers Brewing of approximately $381,000. The Company is currently reviewing relevant accounting pronouncements in order to determine the appropriate accounting treatment with respect to Craft Brands and the Company's interest in the entity. This determination will be completed and implemented in the third quarter of 2004.

7. Relationship with Anheuser-Busch

     On July 1, 2004, the Company completed the restructuring of its ongoing relationship with Anheuser-Busch, Inc. (“A-B”). The terms of the agreement, which closed on July 1, 2004, provided that the Company issue 1,808,243 shares of Common Stock to A-B in exchange for 1,289,872 shares of Series B Preferred Stock held by A-B. The Series B Preferred Stock, reflected in the Company’s June 30, 2004 balance sheet at approximately $16.3 million, was cancelled. In connection with the exchange, the Company agreed to pay $2.0 million to A-B prior to December 1, 2004. Following the July 1, 2004 exchange of stock, A-B’s ownership of the Company increased to approximately 33.8% of the Company’s Common Stock. A-B was also granted certain contractual registration rights with respect to the shares of Common Stock held by A-B. On July 1, 2004, the Company also entered into a new distribution agreement with Anheuser-Busch which will expire on December 31, 2024, subject to the one-time right of Anheuser-Busch to terminate the distribution agreement on December 31, 2014. The new distribution agreement provides for the distribution of the Company’s products in the Midwest and eastern United States and includes an increase in certain fees Redhook pays to A-B in connection with sales through the distribution alliance. The Company is currently reviewing relevant accounting pronouncements in order to determine the appropriate accounting treatment with respect to the transactions. This determination will be completed and the impact recorded in the financial statements in the third quarter of 2004.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto of Redhook Ale Brewery, Incorporated (the “Company” or “Redhook”) included herein. The discussion and analysis includes period-to-period comparisons of the Company’s financial results. Although period-to-period comparisons may be helpful in understanding the Company’s financial results, the Company believes that they should not be relied upon as an accurate indicator of future performance.

Overview

     Since its formation, the Company has focused its business activities on the brewing, marketing and selling of craft beers in the United States. The Company produces its specialty bottled and draft products in two technologically advanced, Company-owned breweries, one in the Seattle suburb of Woodinville, Washington (the “Washington Brewery”) and the other in Portsmouth, New Hampshire (the “New Hampshire Brewery”). For the six months ended June 30, 2004, the Company had gross sales of $20,834,000, a decrease of 0.8% over gross sales of $21,003,000 for the six months ended June 30, 2003.

     Prior to July 1, 2004, the Company’s sales consisted predominantly of sales of beer to third-party distributors and Anheuser-Busch, Inc. (“A-B”) through the Company’s distribution alliance with A-B (the “Alliance” or the “Distribution Alliance”). On July 1, 2004, the Company entered into definitive agreements with Widmer Brothers Brewing Company (“Widmer”) with respect to the operation of a joint venture, Craft Brands Alliance LLC (“Craft Brands”). Craft Brands will advertise, market, sell and distribute the Company and Widmer’s products in the western United States. The Company will continue to sell its products in the midwest and eastern United States through sales to A-B pursuant to a new distribution agreement with A-B (the “A-B Distribution Agreement”). For additional information regarding Craft Brands and the A-B Distribution Agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Formation of Craft Brands Alliance and Restructuring of Relationship with Anheuser-Busch, Incorporated.”

     In addition to sales of beer, the Company derives other revenues from sources including the sale of beer, food, apparel and other retail items in its two brewery pubs.

     The Company’s sales volume (shipments) decreased 2.9% to 112,200 barrels for the six months ended June 30, 2004 as compared to 115,600 barrels in the same 2003 period. Sales in the craft beer industry generally reflect a degree of seasonality, with the first and fourth quarters historically being the slowest and the rest of the year typically demonstrating stronger sales. The Company has historically operated with little or no backlog and, therefore, its ability to predict sales for future periods is limited.

     The Company’s sales are affected by several factors, including consumer demand, price discounting and competitive considerations. The Company competes in the highly competitive craft brewing market as well as in the much larger specialty beer market, which encompasses producers of import beers, major national brewers that have introduced fuller-flavored products, and large spirit companies and national brewers that produce flavored alcohol beverages. Beyond the beer market, craft brewers have also faced competition from producers of wines and spirits. The craft beer segment is highly competitive due to the proliferation of small craft brewers, including contract brewers, and the large number of products offered by such brewers. Imported products from foreign brewers have enjoyed resurgence in demand since the mid-1990’s. Certain national domestic brewers have also sought to appeal to this growing demand for craft beers by producing their own fuller-flavored products. In 2001 and 2002, the specialty segment saw the introduction of flavored alcohol beverages, the consumers of which, industry sources generally believe, correlate closely with the consumers of the import and craft beer products. While sales of flavored alcohol beverages were initially very strong, these growth rates slowed in 2003 and early 2004. The wine and spirits market has experienced a surge in the past several years, attributable to competitive pricing, increased merchandising, and increased consumer interest in spirits. Because the number of participants and number of different products offered in this segment have increased significantly in the past ten years, the competition for bottled product placements and especially for draft beer placements has intensified.

     In January 2003, the Company entered into a licensing agreement with Widmer to produce and sell the Widmer Hefeweizen brand in states east of the Mississippi River. Brewing of this product, which began in February 2003, is conducted at the Company’s New Hampshire Brewery under the supervision and assistance of Widmer’s brewing staff to insure their brand’s quality and matching taste profile. The term of this agreement is for five years, with an additional one-year automatic renewal unless either party elects to terminate the arrangement. The agreement may be terminated by either party at any time without cause pursuant to 150 days notice. The agreement may be terminated for cause by either party under certain conditions. During the term of this agreement, the Company will not brew, advertise, market, or distribute any product that is labeled or advertised as a “Hefeweizen” or any similar product in the agreed upon eastern territory. Brewing and selling of Redhook’s Hefe-weizen was discontinued in conjunction with this agreement. This agreement, for the Eastern United States only, is expected to increase capacity utilization and strengthen the Company’s product portfolio.

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

     Income Taxes. The Company records federal and state income taxes in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 109, Accounting for Income Taxes. Deferred income taxes or tax benefits reflect the tax effect of temporary differences between the amounts of assets and liabilities for financial reporting purposes and amounts as measured for tax purposes. The Company will establish a valuation allowance if it is more likely than not that these items will either expire before the Company is able to realize their benefits or that future deductibility is uncertain. The valuation allowance is reviewed and adjusted on a quarterly basis based on management’s assessment of the realizability of the deferred tax assets. As of December 31, 2003, the Company had approximately $11.8 million of deferred tax assets, comprised principally of federal net operating loss carryforwards (“NOLs”) that expire from 2012 through 2023 and state NOLs that expire through 2018. The recognition of these assets is dependent upon estimates of future taxable income resulting from future reversals of existing taxable temporary differences, which have been recorded as deferred tax liabilities and exceed the deferred tax assets. As of December 31, 2003, the Company also had a valuation allowance of $738,000, reflected as a reduction of the Company’s deferred tax assets on its balance sheet. During the six months ended June 30, 2004, the Company increased its valuation allowance by $209,000 thereby reducing the estimated deferred income tax benefit recorded in its statement of operations to $0. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically certain federal and state NOL carryforwards, that may expire before the Company is able to utilize the tax benefit. Realization of the benefit is dependent on the Company’s ability to generate future U.S. taxable income. To the extent that the Company is unable to generate adequate taxable income in the future, the Company may not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering expiring NOLs.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Sales	109.1%	109.5%	109.0%	109.4%
Less Excise Taxes	9.1	9.5	9.0	9.4

Net Sales	100.0	100.0	100.0	100.0
Cost of Sales	71.3	69.6	73.5	73.5

Gross Profit	28.7	30.4	26.5	26.5
Selling, General and Administrative Expenses	24.3	26.1	26.6	30.0
Craft Brands Alliance Shared Formation Expenses	1.2	—	2.8	—

Operating Income (Loss)	3.2	4.3	(2.9)	(3.5)
Interest Expense	0.4	0.4	0.4	0.5
Other Income (Expense) — Net	0.1	0.1	0.1	0.1

Income (Loss) before Income Taxes	2.9	4.0	(3.2)	(3.9)
Income Tax Provision (Benefit)	0.1	—	0.1	—

Net Income (Loss)	2.8%	4.0%	(3.3)%	(3.9)%

  Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

     The following table sets, for the periods indicated, a comparison of certain items from the Company’s Statements of Operations:

	Three Months Ended
	June 30,		Increase/	%
	2004	2003	(Decrease)	Change
Sales	$11,443,406	$12,331,580	$(888,174)	(7.2)%
Less Excise Taxes	952,566	1,068,380	(115,814)	(10.8)

Net Sales	10,490,840	11,263,200	(772,360)	(6.9)
Cost of Sales	7,479,198	7,843,863	(364,665)	(4.6)

Gross Profit	3,011,642	3,419,337	(407,695)	(11.9)
Selling, General and Administrative Expenses	2,545,796	2,936,539	(390,743)	(13.3)
Craft Brands Alliance Shared Formation Expenses.	130,808	—	130,808	100.0

Operating Income (Loss)	335,038	482,798	(147,760)	(30.6)
Interest Expense	42,793	49,733	(6,940)	(14.0)
Other Income (Expense) — Net	10,957	14,806	(3,849)	(26.0)

Income (Loss) before Income Taxes	303,202	447,871	(144,669)	(32.3)
Provision for Income Taxes	10,000	—	10,000	100.0

Net Income (Loss)	$293,202	$447,871	$(154,669)	(34.5)%

Beer Shipped (in barrels)	62,000	67,900	(5,900)	(8.7)%

     Sales. The $888,000 decline in sales in the second quarter of 2004 was largely driven by a 5,900 barrel decline in shipments, partially offset by a modest improvement in average wholesale revenue per barrel and sales increases at both of the Company’s retail operations. Total sales volume for the second quarter of 2004 decreased to 62,000 barrels from 67,900 barrels for the same period in 2003, the result of a 13.9% decrease in shipments of its packaged products and a 0.6% increase in shipments of the Company’s draft products. The mix of package sales to draft sales generally affects overall revenue per barrel, with package product generating a higher revenue per barrel but also an increased cost of sales per barrel. The migration toward increasing package sales slowed, with 60.5% of total shipments in the second quarter 2004 being package shipments versus 64.2% in the same 2003 quarter. Sales volume for the 12-pack package, which is more costly to produce, increased in the second quarter of 2004 to 37.9% of package sales from 32.3% in the second quarter of 2003. A 10.5% decline in West Coast sales volume, including a 15.7% decrease in shipments in Washington State, the Company’s largest market, contributed to the overall quarterly sales volume decrease. Improvement in average wholesale revenue per barrel was driven by strength in pricing in many of the Company’s markets, although the quarter’s average revenue per barrel did experience some downward pressure as a result of a contract brewing arrangement, sold at a significantly lower revenue per barrel, with Widmer Brothers Brewing Company. Sales in the Company’s retail operations increased $123,000, or 10.3%. At June 30, 2004 and 2003, the Company’s products were distributed in 48 states.

     Excise Taxes. Excise taxes decreased to $953,000, or 9.1% of net sales, in the 2004 second quarter compared to $1,068,000, or 9.5% of net sales, in the same 2003 period. The comparability of excise taxes as a percentage of net sales is impacted by many factors, including average revenue per barrel, the proportion of pub sales to total sales, and the estimated annual average federal and state excise tax rates.

     Cost of Sales. Comparing the 2004 second quarter to the 2003 second quarter, cost of sales decreased 4.6%, or $365,000, but increased as a percentage of net sales and on a per barrel basis. The cost of the Company’s most significant ingredient, malted barley, declined somewhat in 2004 following a significant cost increase in 2003 (driven by a poor 2002 worldwide barley harvest). Improvement in the Company’s direct costs was offset by larger increases in some indirect costs, including utilities, freight, as well as depreciation and production wages, following the 2003 expansion of brewing capacity in the Company’s New Hampshire brewery. As a percentage of net sales, cost of sales increased to 71.3% in the 2004 second quarter from 69.6% in the comparable 2003 quarter. Based upon the breweries’ combined current production capacity of 93,750 barrels for the quarters ended June 30, 2004 and 2003, the utilization rates were 66.1% and 72.42%, respectively.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $391,000 to $2,546,000 from 2003 second quarter expenses of $2,937,000, positively impacted by the formation of Craft Brands as well as Company efforts to re-focus its sales and marketing spending in its primary markets. While the companies sought the regulatory approval required for Craft Brands to become fully operational, the Company and Widmer agreed to share certain sales-related costs, primarily salaries and overhead. The Company’s share of those costs totaled $500,000 for the quarter ended June 30, 2004 and are reflected in the Company’s statement of operations as selling, general and administrative expenses.

     Craft Brands Alliance Shared Formation Expenses. In conjunction with the formation of Craft Brands, both the Company and Widmer incurred certain start-up expenses, including severance expenses and legal fees. The Company’s operating income for the three months ended June 30, 2004 reflects $131,000 attributable to the Company’s share of these expenses.

     Interest Expense. Interest expense was $43,000 for the second quarter of 2004, down from $50,000 for the comparable 2003 period, reflecting the effect of lower outstanding debt and lower average interest rates.

     Other Income (Expense) — Net. Other income (expense) — net decreased to income of $11,000 in the 2004 second quarter compared to income of $15,000 in the 2003 second quarter. Interest income declined $4,000 as a result of a lower average balance of interest-bearing deposits and lower average interest rates.

     Income Taxes. The Company’s effective income tax rate was a 3.3% current state tax provision for the second quarter of 2004 and 0.0% for the second quarter of 2003. In the first three months of 2004 and 2003, the Company increased the valuation allowance to fully cover net tax operating loss carryforwards and other net deferred tax assets that were generated during the quarter. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically certain federal and state NOLs that may expire before the Company is able to utilize the tax benefit. Realization of the benefit is dependent on the Company’s ability to generate future U.S. taxable income. To the extent that the Company continues to be unable to generate adequate taxable income in future periods, the Company will not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering potentially expiring NOLs.

  Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

     The following table sets, for the periods indicated, a comparison of certain items from the Company’s Statements of Operations:

	Six Months Ended
	June 30,		Increase/	%
	2004	2003	(Decrease)	Change
Sales	$20,833,885	$21,002,780	$(168,895)	(0.8)%
Less Excise Taxes	1,723,211	1,801,394	(78,183)	(4.3)

Net Sales	19,110,674	19,201,386	(90,712)	(0.5)
Cost of Sales	14,053,411	14,110,605	(57,194)	(0.4)

Gross Profit	5,057,263	5,090,781	(33,518)	(0.7)
Selling, General and Administrative Expenses	5,074,364	5,769,813	(695,449)	(12.1)
Craft Brands Alliance Shared Formation Expenses.	537,575	—	537,575	100.0

Operating Income (Loss)	(554,676)	(679,032)	124,356	18.3
Interest Expense	86,400	100,745	(14,345)	(14.2)
Other Income (Expense) — Net	23,740	33,428	(9,688)	(29.0)

Income (Loss) before Income Taxes	(617,336)	(746,349)	129,013	17.3
Provision for Income Taxes	10,000	—	10,000	100.0

Net Income (Loss)	$(627,336)	$(746,349)	$119,013	15.9%

Beer Shipped (in barrels)	112,200	115,600	(3,400	(2.9)%

     Sales. The $169,000 decline in sales in the first six months of 2004 was largely driven by a 3,400 barrel decline in shipments, partially offset by a modest improvement in average wholesale revenue per barrel and sales increases at both of the Company’s retail operations. Total sales volume for the six months ended June 30, 2004 decreased to 112,200 barrels from 115,600 barrels for the same period in 2003, the result of a 6.9% decrease in shipments of its packaged products, offset by a 4.1% increase in shipments of the Company’s draft products. The mix of package sales to draft sales generally affects overall revenue per barrel, with package product generating a higher revenue per barrel but also an increased cost of sales per barrel. The migration toward increasing package sales slowed, with 62.0% of total shipments in the first six months of 2004 being package shipments versus 64.6% in the same 2003 period. Sales volume for the 12-pack package, which is more costly to produce, increased in the first six months of 2004 to 37.3% of package sales from 33.0% in the same 2003 period. A 4.7% decline in West Coast sales volume, including a 12.3% decrease in shipments in Washington State, the Company’s largest market, contributed to the overall year-to-date sales volume decrease. Improvement in average wholesale revenue per barrel was driven by strength in pricing in many of the Company’s markets, although the six-month period’s average revenue per barrel did experience some downward pressure as a result of a contract brewing arrangement, sold at a significantly lower revenue per barrel, with Widmer Brothers Brewing Company. Sales in the Company’s retail operations increased $216,000, or 10.7%. At June 30, 2004 and 2003, the Company’s products were distributed in 48 states.

     Excise Taxes. Excise taxes decreased to $1,723,000, or 9.0% of net sales, in the six months ended June 30, 2004 compared to $1,801,000, or 9.4% of net sales, in the same 2003 period. The comparability of excise taxes as a percentage of net sales is impacted by many factors, including average revenue per barrel, the proportion of pub sales to total sales, and the estimated annual average federal and state excise tax rates.

     Cost of Sales. Cost of sales decreased 0.4%, or $57,000, remained flat as a percentage of net sales, but increased on a per barrel basis. The cost of the Company’s most significant ingredient, malted barley, declined somewhat in 2004 following a significant cost increase in 2003 (driven by a poor 2002 worldwide barley harvest). Improvement in the Company’s direct costs was offset by larger increases in some indirect costs, including freight, as well as depreciation and production wages, following the 2003 expansion of brewing capacity in the Company’s New Hampshire brewery. As a percentage of net sales, cost of sales was 73.5% in the six months ended June 30, 2004 and 2003. Based upon the breweries’ combined current production capacity of 187,500 barrels for the six months ended June 30, 2004 and 183,750 barrels for the same 2003 period, the utilization rates were 59.8% and 62.9%, respectively.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $695,000 to $5,074,000 from the 2003 year-to-date expenses of $5,770,000, positively impacted by the formation of Craft Brands as well as Company efforts to re-focus its sales and marketing spending in its primary markets. While the companies sought the regulatory approval required for Craft Brands to become fully operational, the Company and Widmer agreed to share certain sales-related costs, primarily salaries and overhead. The Company’s share of those costs totaled $554,000 for the six months ended June 30, 2004 and are reflected in the Company’s statement of operations as selling, general and administrative expenses.

     Craft Brands Alliance Shared Formation Expenses. In conjunction with the formation of Craft Brands, both the Company and Widmer incurred certain start-up expenses, including severance expenses and legal fees. The Company’s operating income (loss) for the six months ended June 30, 2004 reflects $538,000 attributable to the Company’s share of these expenses.

     Interest Expense. Interest expense was $86,000 for the first six months of 2004, down from $101,000 for the comparable 2003 period, reflecting the effect of lower outstanding debt and lower average interest rates.

     Other Income (Expense) — Net. Other income (expense) — net decreased to income of $24,000 in the first six months of 2004 compared to income of $33,000 in the first six months of 2003. Interest income declined $11,000 as a result of a lower average balance of interest-bearing deposits and lower average interest rates.

     Income Taxes. The Company’s effective income tax rate was a 1.6% current state tax provision for the first six months of 2004 and 0.0% for the comparable 2003 period. In the first six months of 2004 and 2003, the Company increased the valuation allowance to fully cover net tax operating loss carryforwards and other net deferred tax assets that were generated during the quarter. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically certain federal and state NOLs that may expire before the Company is able to utilize the tax benefit. Realization of the benefit is dependent on the Company’s ability to generate future U.S. taxable income. To the extent that the Company continues to be unable to generate adequate taxable income in future periods, the Company will not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering potentially expiring NOLs.

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

     The Company had $7,407,000 and $6,123,000 of cash and cash equivalents at June 30, 2004 and December 31, 2003, respectively. At June 30, 2004, the Company had working capital of $5,371,000. The Company’s long-term debt as a percentage of total capitalization (long-term debt, convertible redeemable preferred stock and common stockholders’ equity) was 8.4% at June 30, 2004 compared to 8.7% at December 31, 2003. Cash provided by operating activities totaled $1,306,000 for the six months ended June 30, 2004, an improvement over cash provided by operating activities of $180,000 for the comparable 2003 period. The improvement was primarily attributable to timing related to collections of accounts receivable as of December 31, 2002,.

     During the six months ended June 30, 2004, the Company’s capital expenditures totaled $29,000. Capital expenditures for fiscal year 2004 are expected to total approximately $450,000.

     The Company has a credit agreement with a bank under which a term loan (the “Term Loan”) is provided. The Term Loan, which originated in June 1997 upon the conversion of a $9 million secured credit facility, matures on June 5, 2007 and has a 20 year amortization schedule. The credit agreement also provided for a $2 million revolving credit facility; however, the Company did not renew the revolving facility upon the July 1, 2004 expiration of the commitment period. There were no borrowings outstanding under the expired revolving facility.

     The Term Loan is secured by substantially all of the Company’s assets. Through June 4, 2002, interest on the Term Loan accrued at a variable rate based on the London Inter Bank Offered Rate (“LIBOR”) plus 1.25%. Since June 5, 2002, interest on the Term Loan accrued at LIBOR plus 1.75%. The Company has the option to fix the applicable interest rate for up to twelve months by selecting LIBOR for one- to twelve- month periods as a base. As of June 30, 2004, there was $5.850 million outstanding on the Term Loan, and the Company’s one-month LIBOR-based borrowing rate was 3.13%. The termination of the A-B Distribution Agreement for any reason would constitute an event of default under the credit agreement and the bank may declare the entire outstanding loan balance immediately due and payable. See “— Certain Considerations: Issues and Uncertainties” below. If this were to occur, the Company could seek to refinance its Term Loan with one or more banks or obtain additional equity capital; however, there can be no assurance the Company would be able to access additional capital to meet its needs or that such additional capital would be at commercially reasonable terms.

     The terms of the credit agreement require the Company to meet certain financial covenants. In December 2001, March 2003 and February 2004, the credit agreement was amended to modify several financial covenants. These revisions have reduced the likelihood that a violation of the covenants by the Company will occur; however, if the Company were to report a significant net loss for one or more quarters within a time period covered by the financial covenants, one or more of the covenants would be negatively impacted and could cause a violation. Failure to meet the covenants required by the credit agreement is an event of default and, at its option, the Bank could deny a request for a waiver and declare the entire outstanding loan balance immediately due and payable. In such a case, the Company would seek to refinance the loan with one or more banks, potentially at less desirable terms. However, there can be no guarantee that additional financing would be available at commercially reasonable terms, if at all. The Company was in compliance with all covenants for the quarter ended June 30, 2004.

     From May 2000 through May 2003, the Company repurchased its Common Stock in conjunction with a repurchase plan authorized by the Board of Directors. The plan allowed for the repurchase of 1.5 million outstanding shares of Common Stock for a total maximum repurchase of $2,750,000. In May 2003, at which time a total of 1,463,100 shares of Common Stock had been purchased in the open market for an aggregate expenditure of $2,750,000, the Company ended the repurchase plan. During the first six months of 2003, 101,400 shares of Common Stock were purchased for $231,000. No shares of Common Stock were repurchased in 2004.

Formation of Craft Brands Alliance and Restructuring of Relationship with Anheuser-Busch, Incorporated

  Overview of Product Distribution

     The Company’s products are available for sale directly to consumers in draft and bottles at restaurants, bars and liquor stores, as well as in bottles at supermarkets, warehouse clubs and convenience stores. Like substantially all craft brewers, the Company’s products are delivered to these retail outlets through a network of local distributors whose principal business is the distribution of beer and, in some cases, other alcoholic beverages, and who traditionally have local distribution relationships with one or more national beer brands. The Company also offers its products directly to consumers at the Company’s two on-premise retail establishments, the Forecasters Public House in Woodinville, Washington and the Cataqua Public House in Portsmouth, New Hampshire.

     In October 1994, the Company entered into a distribution agreement with A-B pursuant to which the Company began distributing its products, for any new markets entered, exclusively through the Distribution Alliance. During 2003, the Company’s products were distributed in 48 states through 527 Alliance distribution points, accounting for approximately 72% of the Company’s sales volume. In addition, sales through wholesalers that are part of the A-B distribution network but that are not part of the Distribution Alliance accounted for an additional 23% of the Company’s sales volume in 2003.

  Craft Brands Alliance

     On July 1, 2004, the Company entered into definitive agreements with Widmer with respect to the operation of Craft Brands. Craft Brands will purchase products from the Company and Widmer and market, advertise, sell and distribute these products in the Western Territory pursuant to a distribution agreement with A-B (the “CBA Distribution Agreement”). The Western Territory includes the following western states: Alaska, Arizona, California, Colorado, Hawaii, Idaho, Montana, New Mexico, Nevada, Oregon, Washington and Wyoming. The Company and Widmer are each a 50% member of Craft Brands and each has the right to designate two directors to its six member board. A-B is entitled to designate the remaining two directors.

     The Company and Widmer have entered into a restated operating agreement with Craft Brands (the “Operating Agreement”) that will govern the operations of Craft Brands and the obligations of its members. The Operating Agreement requires the Company to make certain capital contributions and loans to Craft Brands to assist Craft Brands in conducting its operations and meeting its obligations. In July 2004, the Company made a 2004 sales and marketing capital contribution to Craft Brands in an amount equal to $250,000 and a member loan of $150,000. The sales and marketing contribution will be used by Craft Brands for expenses related to the marketing, advertising, and promotion of Redhook products. The Operating Agreement also requires an additional sales and marketing contribution in 2008 if the volume of sales of Redhook products in 2007 in the Western Territory is less than 92% of the volume of sales of Redhook products in 2003 in the Western Territory (other than sales made by the Company at its on-premise retail establishments and from dock sales). The 2008 contribution, if one is required, cannot exceed $750,000 and will be required to be paid by the Company in no more than three equal installments made on or before February 1, 2008, April 1, 2008, and July 1, 2008. Widmer has an identical obligation under the Operating Agreement. Other additional capital contributions will be made only upon the request and consent of the Craft Brands’ board.

     Additionally, to the extent cash flow from operations and borrowings from financial institutions is not sufficient for Craft Brands to meet its obligations, the Company and Widmer are obligated to lend to Craft Brands the funds the president of Craft Brands deems necessary to meet such obligations.

     Under the Operating Agreement, profits and losses will generally be allocated between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively (the “Cash Flow Percentages”). Net cash flow, if any, will generally be distributed monthly to the Company and Widmer based upon the Cash Flow Percentages. No distribution will be made to the Company or Widmer unless, after the distribution is made, the assets of Craft Brands will be in excess of its liabilities, except liabilities to members, and Craft Brands will be able to pay its debts as they become due in the ordinary course of business.

     The Company has also entered into a supply, distribution and licensing agreement with Craft Brands (the “Supply and Distribution Agreement”). Under the Supply and Distribution Agreement, Craft Brands will sell, market, and distribute the Company’s products in the Western Territory. The Company will manufacture and sell its product directly to Craft Brands (except in states where laws require sales to be made directly from Redhook to wholesalers) and Craft Brands will advertise, market and distribute the products to retail outlets in the Western Territory through a distribution agreement between Craft Brands and A-B (the “CBA Distribution Agreement”). The Company has granted Craft Brands a license to use Redhook intellectual property in connection with these efforts to advertise, market, sell and distribute the Company’s products in the Western Territory. The Supply and Distribution Agreement also gives the Company the right to manufacture certain products of Widmer for sale to Craft Brands if Widmer is unable to manufacture the quantity ordered by Craft Brands. In addition, if sales of the Company’s products decrease as compared to previous year sales, the Company will have an option to manufacture Widmer products in an amount equal to the lower of (i) the Company’s product decrease or (ii) the Widmer product increase. Widmer has also entered into a supply, distribution and licensing agreement with Craft Brands upon substantially similar terms.

     The Supply and Distribution Agreement has an indefinite term, subject to early termination upon the occurrence of certain events. The Supply and Distribution Agreement may be terminated immediately, by either party, upon the occurrence of any one or more of the following events:

(a)	the other party fails to timely make any payment required under the Supply and Distribution Agreement for a period of 60 days following written notice thereof by the nonbreaching party;

(b)	the other party fails to perform any other material obligation under the Supply and Distribution Agreement and such failure remains uncured for a period of 60 days following written notice thereof by the nonbreaching party;

(c)	the other party becomes the subject of insolvency or bankruptcy proceedings, ceases doing business, makes an assignment of assets for the benefit of creditors, dissolves, or has a trustee appointed for all or a substantial portion of such party’s assets;

(d)	any government authority makes a final decision invalidating a substantial portion of the Supply and Distribution Agreement;

(e)	either party finds that complying with any law or regulation relating to fulfilling its obligations under the Supply and Distribution Agreement would be commercially unreasonable and failure to comply with the law or regulation would subject such party or any of its personnel to a monetary or criminal penalty; or

(f)	the CBA Distribution Agreement with A-B terminates for any reason; or

(g)	the Operating Agreement terminates for any reason.

     Additionally, Craft Brands may, upon notice to Redhook, terminate the Supply and Distribution Agreement if Redhook causes Craft Brands to be in default in its obligations under the CBA Distribution Agreement and Redhook either (a) fails to take all actions necessary to cause Craft Brands to cure such default or (b) fails to pay on demand certain direct or indirect costs arising out of or related to such default. Craft Brands may also terminate the Supply and Distribution Agreement and cease advertising, marketing, or distributing one or more of the Company’s products if an event of default occurs under the CBA Distribution Agreement that gives A-B the right to terminate that agreement and Redhook caused such event of default.

  Relationship with Anheuser-Busch, Incorporated

     On July 1, 2004, the Company completed the restructuring of its ongoing relationship with A-B. Pursuant to an exchange and recapitalization agreement (the “Exchange and Recapitalization Agreement”), the Company issued 1,808,243 shares of common stock to A-B in exchange for 1,289,872 shares of Series B Preferred Stock held by A-B. The Series B Preferred Stock, reflected in the Company’s June 30, 2004 balance sheet at approximately $16.3 million, was cancelled. In connection with the exchange, the Company also agreed to pay $2.0 million to A-B prior to December 1, 2004. After the exchange, A-B owned approximately 33.8% of the Company’s common stock. A-B was also granted certain contractual registration rights with respect to its shares of the Company’s common stock.

     Additionally, pursuant to the Exchange and Recapitalization Agreement, A-B is entitled to designate two members of the board of directors of the Company. A-B also generally has the contractual right to have one of its designees sit on each committee of the board of directors of the Company. The Exchange and Recapitalization Agreement contains limitations on, among other matters, the Company’s ability to issue equity securities or acquire or sell assets or stock, amend its Articles of Incorporation or bylaws and adopt plans that may have the effect of deterring a change in control of the Company and requires the Company to refrain from voluntarily terminating its listing on the Nasdaq Stock Market, without the prior consent of A-B. Further, if the new A-B Distribution Agreement described below or the CBA Distribution Agreement is terminated, or the distribution of Redhook products is terminated by Craft Brands under the CBA Distribution Agreement, A-B has the right to solicit and negotiate offers from third parties to purchase all or substantially all of the assets or securities of the Company or to enter into a merger or consolidation transaction with the Company and cause the board of directors of the Company to consider any such offer.

     On July 1, 2004 the Company also entered into a new A-B Distribution Agreement. The A-B Distribution Agreement provides for the distribution of the Company’s products in the Midwest and eastern United States (the “Eastern Territory”), which represents those states not covered by the Supply and Distribution Agreement. The structure of the new A-B Distribution Agreement is substantially similar to the Company’s prior arrangement with A-B. Under the A-B Distribution Agreement, the Company is responsible for marketing its products to A-B’s distributors in the Eastern Territory, as well as to retailers and consumers. The A-B distributors then place orders with the Company, through A-B, for Redhook products. The Company separately packages and ships the orders in refrigerated trucks to the A-B distribution center nearest to the distributor or, under certain circumstances, directly to the distributor. Generally, the Company sells its products to A-B at the same list prices the Company charges non-Alliance distributors in the respective markets, but it must pay A-B certain fees in connection with sales to A-B. Such fees are determined by a formula that effectively reduces the total gross profit margin earned on sales to A-B. However, management believes that the benefits of the distribution arrangement with A-B, particularly the potential for increased sales volume and efficiencies in delivery, state reporting and licensing, billing and collections, are significant to the Company’s business.

     Under the A-B Distribution Agreement, the Company has granted A-B the first right to distribute Redhook products, including future new products, in the Eastern Territory. In those areas already subject to distribution agreements with distributors that are not part of the A-B Distribution Alliance, such right does not commence until the existing arrangements expire or are terminated.

     The new A-B Distribution Agreement has a term that expires on December 31, 2014, subject to automatic renewal for an additional ten-year period unless A-B provides written notice of non-renewal to the Company on or prior to June 30, 2014. The A-B Distribution Agreement is also subject to early termination upon the occurrence of certain events. The A-B Distribution Agreement may be terminated immediately, by either party, upon the occurrence of any one or more of the following events:

(a)	a material default by the other party in the performance of any of the provisions of the A-B Distribution Agreement or any other agreement between the parties, which default is either:

(i)	curable within 30 days, but is not cured within 30 days following written notice of default; or

(ii)	not curable within 30 days and either:

(A)	the defaulting party fails to take reasonable steps to cure as soon as reasonably possible following written notice of such default; or

(B)	such default is not cured within 90 days following written notice of such default;

(b)	default by the other party in the performance of any of the provisions of the A-B Distribution Agreement or any other agreement between the parties, which default is not described in (a) above and which is not cured within 180 days following written notice of such default;

(c)	the making by the other party of an assignment for the benefit of creditors; or the commencement by the other party of a voluntary case or proceeding or the other party’s consent to or acquiescence in the entry of an order for relief against such other party in an involuntary case or proceeding under any bankruptcy, reorganization, insolvency or similar law;

(d)	the appointment of a trustee or receiver or similar officer of any court for the other party or for a substantial part of the property of the other party, whether with or without the consent of the other party, which is not terminated within 60 days from the date of appointment thereof;

(e)	the institution of bankruptcy, reorganization, insolvency or liquidation proceedings by or against the other party without such proceedings being dismissed within 90 days from the date of the institution thereof;

(f)	any representation or warranty made by the other party under or in the course of performance of the A-B Distribution Agreement is false in material respects; or

(g)	the CBA Distribution Agreement is terminated or the distribution thereunder of the products of Redhook is terminated pursuant to its terms.

     Additionally, the A-B Distribution Agreement may be terminated by A-B, upon six months’ prior written notice to the Company, in the event:

(a)	the Company engages in certain Incompatible Conduct (as defined in the A-B Distribution Agreement) which is not curable or is not cured to A-B’s satisfaction (in A-B’s sole opinion) within 30 days following written notice;

(b)	any A-B competitor or affiliate thereof acquires 10% or more of the outstanding equity securities in Redhook, and one or more officers, designees or agents of such person become a member of the board of directors of Redhook;

(c)	the current chief executive officer of Redhook ceases to function as chief executive officer and within six months of such cessation a successor satisfactory in the sole, good faith discretion of A-B is not appointed;

(d)	the Company is merged or consolidated into or with any other person or any other person merges or consolidates into or with the Company; or

(e)	A-B or its corporate affiliates incur any liability or expense as a result of any claim asserted against them by or in the name of Redhook or any shareholder of Redhook as a result of the equity ownership of A-B or its affiliates in Redhook, or any equity transaction or exchange between A-B or its affiliates and Redhook, and Redhook does not reimburse and indemnify A-B and its corporate affiliates on demand for the entire amount of such liability and expense.

     If the A-B Distribution Agreement and/or the Supply and Distribution Agreement were terminated early, as described above, it would be extremely difficult for the Company to rebuild its distribution network without a severe negative impact on the Company’s sales and results of operations. It is likely that the Company would need to raise additional funds to fund the development of a new distribution network. There cannot be any guarantee that the Company would be able to successfully rebuild all, or part, of its distribution network or that any additional financing would be available when needed, or that any such financing would be on commercially reasonable terms.

     The termination of the A-B Distribution Agreement for any reason would also constitute an event of default under the Company’s bank credit agreement. Upon default, the bank may declare the entire outstanding term loan balance immediately due and payable. The Company could seek to refinance its term loan with one or more banks or obtain additional equity capital; however, there can be no assurance the Company would be able to access additional capital to meet its needs or that such additional capital would be on commercially reasonable terms.

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

     Relationship with Anheuser-Busch, Incorporated. Most of the Company’s future sales are expected to be made through the Distribution Alliance with A-B and through sales to Craft Brands. Craft Brands will distribute the Company’s products through a separate distribution arrangement with A-B. See “Part 1, Item 1 — Business — Product Distribution, and Relationship with Anheuser-Busch, Incorporated” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for a description of the Company’s relationship with A-B for the period ended June 30, 2004, and “Formation of Craft Brands Alliance and Restructuring of Relationship with Anheuser-Busch, Incorporated” above for a description of the Company’s restructured relationship with A-B and with Craft Brands. If the relationship between A-B and the Company, between the Company and Craft Brands or between A-B and Craft Brands were to deteriorate, distribution of the Company’s products would suffer significant disruption and such event would have a long-term severe negative impact on the Company’s sales and results of operations, as it would be extremely difficult for the Company to rebuild its own distribution network. While the Company believes that the benefits of the Distribution Alliance and its relationship with A-B and Craft Brands, in particular distribution and material cost efficiencies, offset the costs associated with the relationship, there can be no assurance that these costs will not have a negative impact on the Company’s profit margins in the future.

     Craft Brands Alliance. On July 1, 2004, the Company entered into definitive agreements with Widmer with respect to the operation of Craft Brands. As discussed above, Craft Brands will advertise, market, sell and distribute the Company and Widmer’s products in the western United States. The Company believes that the combined sales and marketing organization will create synergies and capitalize on both companies’ sales and marketing experience and complementary product portfolios. The Company anticipates that the joint organization will positively impact revenues and decrease the Company’s selling, general and administrative expenses. However, there can be no assurance that the Company will see any anticipated benefits from the joint venture.

     In conjunction with the formation of Craft Brands, both the Company and Widmer have incurred certain start-up expenses, including severance expenses and legal fees. The Company’s operating income (loss) for the three months and six months ended June 30, 2004 reflects $131,000 and $538,000, respectively, attributable to the Company’s share of these expenses. Additionally, during the period March 15, 2004 through June 30, 2004, while the companies sought the regulatory approval required for Craft Brands to become fully operational, the Company and Widmer agreed to share certain sales-related costs, primarily salaries and overhead. The Company’s share of those costs totaled $500,000 for the quarter ended June 30, 2004 and $554,000 for the six months ended June 30, 2004, and are reflected in the Company’s statement of operations as selling, general and administrative expenses.

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

     Advertising and Promotional Costs. The Company has participated in advertising programs to varying degrees over the past five years. Prior to 1999, the Company engaged in very limited advertising to market its products. In order to increase brand awareness and capture a larger share of the fragmented craft beer market, the Company determined that a significant increase in spending on advertising and promotion was necessary. During 1999 and 2000, the Company primarily utilized radio, billboard and print advertising in key markets, while also participating to a small degree in a co-operative program with its distributors. In 2001, the Company allocated a larger share of its advertising spending to this co-operative program whereby the Company’s spending is matched dollar for dollar by the distributor. In 2002 and 2003, the Company continued its co-operative advertising and promotion program while reducing even further those advertising expenditures where the Company funded the entire program. The Company believes that the financial commitment as well as the distributor’s knowledge of the local market result in an advertising and promotion program that is targeted in a manner that will best promote Redhook. Expenditures for the co-op program and media advertising program totaled $574,000 for the six months ended June 30, 2004, and $1.6 million and $1.9 million for the years ended December 31, 2003 and 2002, respectively. This increased advertising spending has significantly increased the Company’s selling, general and administrative expense since 1998, leading to increased losses and a reduction in stockholders’ equity. The Company expects to continue to participate in the co-op advertising and promotion program and limited media advertising in select Eastern United States markets throughout 2004. Upon the formation of Craft Brands, the program in the Western United States markets was suspended. Market and competitive considerations could require an increase in other promotional costs associated with developing existing and new markets.

     Dependence on Third-Party Distributors. The Company also relies heavily on non-Alliance third-party distributors for the sale of its products to retailers. The Company’s most significant non-Alliance wholesaler, K&L Distributors, Inc., that although not part of the Distribution Alliance is a distributor in the A-B distribution network, accounted for approximately 13% of the Company’s sales in the first six months of 2004. Substantially all of the remaining sales volume was through the Distribution Alliance to wholesalers that are part of the A-B distribution network, most of which are independent wholesalers. A disruption of the Company’s, Craft Brands’, the wholesalers’ or A-B’s ability to distribute products efficiently due to any significant operational problems, such as wide-spread labor union strikes, the loss of K&L Distributors as a customer, or the termination of the Distribution Alliance or the Supply and Distribution Agreement could have a material adverse impact on the Company’s sales and results of operations.

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

     Income Tax Benefits. As of December 31, 2003, the Company had approximately $11.8 million of deferred tax assets, comprised principally of federal net operating loss carryforwards that expire from 2012 through 2023 and state NOLs that expire through 2018. Federal NOLs, generally permitted to be carried forward no more than 20 years, and state NOLs, generally permitted to be carried forward five to 15 years, can be used to offset regular tax liabilities in future years. The recognition of these assets is dependent upon estimates of future taxable income resulting from future reversals of existing taxable temporary differences, which have been recorded as deferred tax liabilities and exceed the deferred tax assets. As of December 31, 2003, the Company also had a valuation allowance of $738,000, reflected as a reduction of the Company’s deferred tax assets on its balance sheet. During the first six months of 2004, the Company increased its valuation allowance by $209,000 thereby reducing the estimated deferred income tax benefit recorded in its statement of operations to $0. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically certain federal and state NOL carryforwards, that may expire before the Company is able to utilize the tax benefit. Realization of the benefit is dependent on the Company’s ability to generate future U.S. taxable income. To the extent that the Company is unable to generate adequate taxable income in the future, the Company may not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering expiring NOLs.

Recent Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of consolidation accounting for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest; these entities are referred to as “variable interest entities”. Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46 also requires disclosure of significant variable interests in variable interest entities for which a company is not the primary beneficiary. The Company is currently reviewing the organizational documents regarding Craft Brands Alliance LLC and the Company’s interest in the entity. Until this review is complete, the Company is unable to determine whether that entity is a variable interest entity, and if it is, whether the Company will be the primary beneficiary.

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

     The Company did not have any derivative financial instruments as of June 30, 2004.

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

PART II.

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(c) On July 1, 2004, the Company closed an exchange and recapitalization agreement with A-B, pursuant to which the Company issued 1,808,243 shares of Common Stock to A-B in exchange for 1,289,872 shares of Series B Preferred Stock held by A-B. The Series B Preferred Stock, which was reflected in the Company’s June 30, 2004 balance sheet at approximately $16.3 million, was cancelled. Additionally, in connection with the transaction, the Company agreed to pay $2.0 million to A-B prior to December 1, 2004. The securities were issued to A-B pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933. Following this exchange, A-B’s ownership of the Company increased from 29.3% to approximately 33.8%.

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on May 18, 2004. The following matters were voted upon by the shareholders with the results as follows:

(1) The following directors were duly elected to serve until the next Annual Meeting of Shareholders or until his earlier retirement, resignation or removal:

Director	Votes For	Votes Withheld
Frank H. Clement	6,926,271	271,534
Jerry D. Jones	6,739,592	458,213
David R. Lord	6,777,513	420,292
Patrick J. McGauley	6,791,042	406,763
John D. Rogers, Jr.	6,931,441	266,364
Paul S. Shipman	6,739,549	458,256
Anthony J. Short	6,811,573	386,232

(2) The ratification of the appointment of Ernst & Young as independent auditors for the Company’s fiscal year ending December 31, 2004 was approved as follows:

Votes For: 7,032,955
Votes Against: 118,080
Abstain: 46,770

There were no broker non-votes for this item.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

     The following exhibits are filed as part of this report.

3.1	Restated Articles of Incorporation of Registrant, dated July 7, 2004

31.1	Certification of Chief Executive Officer of Redhook Ale Brewery, Incorporated pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer of Redhook Ale Brewery, Incorporated pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer of Redhook Ale Brewery, Incorporated pursuant to Exchange Act 13a-14(b) and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer of Redhook Ale Brewery, Incorporated pursuant to Exchange Act 13a-14(b) and 18 U.S.C. Section 1350

(b)	Reports on Form 8-K

During the quarter ended June 30, 2004, and between such date and the filing of this Form 10-Q, the Company filed the following reports on Form 8-K:

Current report dated May 18, 2004 containing Regulation FD disclosure regarding the restructuring of the Registrant’s business relationship with Anheuser-Busch.

Current report dated May 19, 2004 containing Regulation FD disclosure regarding the expiration date of the new distribution agreement with Anheuser-Busch.

Current report dated July 29, 2004 containing disclosure regarding a change in Registrant’s certifying accountants.

Current report dated August 3, 2004 furnishing a press release announcing certain financial results for the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDHOOK ALE BREWERY, INCORPORATED

August 13, 2004	BY:	/s/ David J. Mickelson

David J. Mickelson
Executive Vice President,
Chief Financial Officer and Chief Operating Officer

August 13, 2004	BY:	/s/ Anne M. Mueller

Anne M. Mueller
Treasurer,
Principal Accounting Officer