Form 10-Q
period 2004-09-30
REDHOOK ALE BREWERY INC
filed 2004-11-15
CIK 892222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

The number of shares of the registrant’s Common Stock outstanding as of October 31, 2004 was 8,185,599.

Page 1 of 28 sequentially numbered pages

REDHOOK ALE BREWERY, INCORPORATED

FORM 10-Q

For The Quarterly Period Ended September 30, 2004

PART I.

ITEM 1. Financial Statements

REDHOOK ALE BREWERY, INCORPORATED

BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$7,112,782	$6,123,349
Accounts Receivable	2,188,331	1,686,735
Inventories	3,167,538	3,342,006
Other	581,788	247,038
Note Receivable	150,000	—

Total Current Assets	13,200,439	11,399,128
Fixed Assets, Net	63,572,947	65,699,658
Investment in Craft Brands Alliance LLC	298,664	—
Other Assets	27,097	32,256

Total Assets	$77,099,147	$77,131,042

LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,640,439	$1,983,377
Accrued Salaries, Wages and Payroll Taxes	1,258,276	1,561,526
Refundable Deposits	2,788,673	2,272,328
Payable to Anheuser-Busch	2,000,000	—
Trade Payable to Craft Brands Alliance	393,538	—
Other Accrued Expenses	669,741	621,185
Current Portion of Long-Term Debt	450,000	450,000

Total Current Liabilities	9,200,667	6,888,416

Long-Term Debt, Net of Current Portion	5,287,500	5,625,000

Deferred Income Taxes, Net	468,798	468,798

Other Liabilities	48,677	—

Commitments
Convertible Redeemable Preferred Stock	—	16,232,655

Common Stockholders’ Equity:
Common Stock, Par Value $0.005 per Share, Authorized, 50,000,000 Shares; Issued and Outstanding, 8,184,879 Shares in 2004 and 6,226,306 Shares in 2003	40,925	31,132
Additional Paid-In Capital	68,755,421	54,250,059
Retained Earnings (Deficit)	(6,702,841)	(6,365,018)

Total Common Stockholders’ Equity	62,093,505	47,916,173

Total Liabilities, Preferred Stock and Common Stockholders’ Equity	$77,099,147	$77,131,042

See Accompanying Notes to Financial Statements

REDHOOK ALE BREWERY, INCORPORATED

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Sales	$8,789,773	$11,110,622	$29,623,658	$32,113,402
Less Excise Taxes	878,253	868,381	2,601,464	2,669,775

Net Sales	7,911,520	10,242,241	27,022,194	29,443,627
Cost of Sales	6,950,722	7,178,361	21,004,133	21,288,966

Gross Profit	960,798	3,063,880	6,018,061	8,154,661
Selling, General and Administrative Expenses	1,310,395	3,236,106	6,384,759	9,005,919
Income from Equity Investment in Craft Brands	657,705	—	657,705	—
Craft Brands Alliance Shared Formation Expenses	(2,947)	—	534,628	—

Operating Income (Loss)	311,055	(172,226)	(243,621)	(851,258)
Interest Expense	48,332	45,743	134,732	146,488
Other Income (Expense) — Net	58,990	6,965	82,730	40,393

Income (Loss) before Income Taxes	321,713	(211,004)	(295,623)	(957,353)
Income Tax Provision (Benefit)	10,000	—	20,000	—

Net Income (Loss)	$311,713	$(211,004)	$(315,623)	$(957,353)

Basic Earnings (Loss) per Share	$0.04	$(0.04)	$(0.05)	$(0.16)

Diluted Earnings (Loss) per Share	$0.04	$(0.04)	$(0.05)	$(0.16)

See Accompanying Notes to Financial Statements

REDHOOK ALE BREWERY, INCORPORATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Operating Activities
Net Income (Loss)	$(315,623)	$(957,353)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	2,212,611	2,286,637
Deferred Income Taxes, Net	—	(22,005)
Net Change in Operating Assets and Liabilities	(300,950)	(333,504)

Net Cash Provided by Operating Activities	1,596,038	973,775

Investing Activities
Expenditures for Fixed Assets	(76,991)	(830,939)
Investment in Craft Brands Alliance LLC	(298,664)	—
Note Receivable from Craft Brands Alliance LLC	(150,000)	—
Other, Net	(3,750)	—

Net Cash Used in Investing Activities	(529,405)	(830,939)

Financing Activities
Principal Payments on Debt	(337,500)	(337,500)
Repurchase of Common Stock	—	(230,667)
Issuance of Common Stock	260,300	—

Net Cash Used in Financing Activities	(77,200)	(568,167)

Increase (Decrease) in Cash and Cash Equivalents	989,433	(425,331)
Cash and Cash Equivalents:
Beginning of Period	6,123,349	7,007,351

End of Period	$7,112,782	$6,582,020

Supplemental Disclosures of Cash Flow Information:
Noncash Disposal of Fixed Assets and Related Deposit Liability	$—	$431,337

Issuance of 1,808,243 Shares of Common Stock to A-B and $2,000,000 payable to A-B in Exchange for 1,289,872 Shares of Series B Preferred Stock Held by A-B	$16,232,655	$—

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

2. Inventories

     Inventories consist of the following:

	September 30,	December 31,
	2004	2003
Raw materials	$1,043,988	$1,184,733
Work in process	942,105	900,388
Finished goods	572,759	408,561
Promotional merchandise	453,222	631,147
Packaging materials	155,464	217,177

	$3,167,538	$3,342,006

     Work in process is beer held in fermentation tanks prior to the filtration and packaging process.

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS (Continued)
(Unaudited)

3. Craft Brands Alliance LLC

     On July 1, 2004, the Company announced that it had entered into definitive agreements with Widmer Brothers Brewing Company (“Widmer”) with respect to the operation of Craft Brands Alliance LLC (“Craft Brands”). The Company and Widmer separately entered into a supply, distribution and licensing agreement with Craft Brands pursuant to which Craft Brands purchases products from the Company and Widmer and advertises, markets, sells and distributes these products in the western United States. The Company and Widmer also entered into a restated operating agreement with Craft Brands (the “Operating Agreement”) that governs the operations of Craft Brands and the obligations of its members.

     The Operating Agreement requires the Company to make certain capital contributions. Contemporaneous with the execution of the Operating Agreement, the Company was obligated to make a 2004 sales and marketing capital contribution in the amount of $250,000. The agreement designated this sales and marketing capital contribution to be used by Craft Brands for expenses related to the marketing, advertising, and promotion of Redhook products (“2004 Special Marketing Expense”). The Operating Agreement also requires an additional sales and marketing contribution in 2008 if the volume of sales of Redhook products in 2007 in the Craft Brands territory is less than 92% of the volume of sales of Redhook products in 2003 in the Craft Brands territory. The 2008 contribution, if one is required, cannot exceed $750,000 and will be required to be paid by the Company in no more than three equal installments made on or before February 1, 2008, April 1, 2008, and July 1, 2008. Widmer has an identical obligation under the Operating Agreement with respect to the 2008 sales and marketing capital contribution and sales of its product. The Operating Agreement also obligates the Company and Widmer to make other additional capital contributions only upon the request and consent of the Craft Brands’ board.

     To the extent cash flow from operations and borrowings from financial institutions is not sufficient for Craft Brands to meet its obligations, the Company and Widmer are obligated to lend to Craft Brands the funds the president of Craft Brands deems necessary to meet such obligations.

     The Operating Agreement additionally addresses the allocation of profits and losses of Craft Brands. After giving effect to the allocation of the 2004 Special Marketing Expense, which is allocated 100% to Redhook up to the $250,000 sales and marketing capital contribution, the remaining profits and losses of Craft Brands are allocated between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively. Net cash flow, if any, will generally be distributed monthly to the Company and Widmer based upon the cash flow percentages. No distribution will be made to the Company or Widmer unless, after the distribution is made, the assets of Craft Brands will be in excess of its liabilities, with the exception of liabilities to members, and Craft Brands will be able to pay its debts as they become due in the ordinary course of business.

     On July 1, 2004, the Company made the required 2004 sales and marketing capital contribution to Craft Brands in an amount equal to $250,000. For the three months ended September 30, 2004, the Company’s share of Craft Brands' net income totaled $658,000. This share of Craft Brands’ profit was net of $78,000 of the 2004 Special Marketing Expense that had been incurred by Craft Brands during the same period and was fully allocated to the Company. In July 2004, the Company also made a member loan of $150,000 to Craft Brands. The loan remained outstanding as of September 30, 2004 and is classified as a current note receivable on the Company’s balance sheet. In conjunction with the sale of Redhook product to Craft Brands, the Company’s balance sheet as of September 30, 2004 reflects a trade payable due to Craft Brands for approximately $394,000.

     During the formation of Craft Brands, both the Company and Widmer incurred certain start-up expenses, including severance expenses and legal fees. The Company’s operating loss for the nine months ended September 30, 2004 reflects $535,000 attributable to the Company’s share of these start-up expenses. Additionally, during the period March 15, 2004 through June 30, 2004, while the companies sought the regulatory approval required for Craft Brands to become fully operational, the Company and Widmer agreed to share certain sales-related costs, primarily salaries and overhead. The Company’s share of those costs totaled $554,000 for the nine months ended September 30, 2004, and are reflected in the Company’s statement of operations as selling, general and administrative expenses.

     In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46R (“FIN 46R”), Consolidation of Variable Interest Entities, a revision to Interpretation No. 46 (“FIN 46”). FIN 46R clarifies the application of consolidation accounting for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest; these entities are referred to as “variable interest

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS (Continued)
(Unaudited)

entities”. Variable interest entities within the scope of FIN 46R are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46R also requires disclosure of significant variable interests in variable interest entities for which a company is not the primary beneficiary. The Company has assessed Craft Brands under the provisions of FIN 46R and has concluded that it meets the definition of a variable interest entity but that the Company is not the primary beneficiary. Accordingly, the Company has accounted for its investment in Craft Brands under the equity method, as outlined by Accounting Principles Board Opinion No. 18 (“APB 18”), The Equity Method of Accounting for Investments in Common Stock. The Company will periodically review its investment in Craft Brands to insure that it complies with the guidelines prescribed by FIN 46R.

4. Relationship with Anheuser-Busch

     On July 1, 2004, the Company completed the restructuring of its ongoing relationship with Anheuser-Busch, Inc. (“A-B”). The terms of the agreement, which closed on July 1, 2004, provided that the Company issue 1,808,243 shares of Common Stock to A-B in exchange for 1,289,872 shares of Series B Preferred Stock held by A-B. The Series B Preferred Stock was cancelled. A-B was also granted certain contractual registration rights with respect to the shares of Common Stock held by A-B. In connection with the exchange, the Company agreed to pay $2.0 million to A-B prior to December 1, 2004. The impact of this exchange and recapitalization on the balance sheet as of September 30, 2004 was to reduce convertible preferred stock by $16.3 million, increase common stock by $9,000, increase additional paid-in capital by $14.2 million and record a current liability to A-B for $2.0 million. As of September 30, 2004, A-B held 33.7% of the Company’s outstanding shares of Common Stock.

     On July 1, 2004, the Company also entered into a new distribution agreement with Anheuser-Busch which will expire on December 31, 2014, subject to automatic renewal for an additional ten-year period unless A-B provides written notice of non-renewal to the Company on or prior to June 30, 2014. The A-B Distribution Agreement is also subject to early termination upon the occurrence of certain events. The new distribution agreement provides for the distribution of the Company’s products in the Midwest and eastern United States and includes an increase in certain fees the Company pays to A-B in connection with sales through the distribution alliance.

5. Common Stock Activity

     In conjunction with the exercise of stock options granted under the Company’s stock option plans, the Company issued 150,300 shares of the Company’s common stock (Common Stock) totaling $260,000 during the nine months ended September 30, 2004, including 14,800 shares of Common Stock totaling $26,000 issued during the three months ended September 30, 2004. No Common Stock was issued during the nine months ended September 30, 2003.

     From May 2000 through May 2003, the Company repurchased its Common Stock in conjunction with a repurchase plan authorized by the Board of Directors. The plan allowed for the repurchase of 1.5 million outstanding shares of Common Stock for a total maximum repurchase of $2,750,000. In May 2003, at which time a total of 1,463,100 shares of Common Stock had been purchased in the open market for an aggregate expenditure of $2,750,000, the Company ended the repurchase plan. During the nine-month period ended September 30, 2003, 101,400 shares of Common Stock were purchased for $231,000. No shares of Common Stock were repurchased in 2004.

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS (Continued)
(Unaudited)

6. Earnings (Loss) per Share

     The Company follows FASB Statement of Financial Accounting Standard (“SFAS”) No. 128, Earnings per Share. Basic earnings (loss) per share is calculated using the weighted average number of shares of the Company’s Common Stock outstanding. The calculation of adjusted weighted average shares outstanding for purposes of computing diluted earnings per share includes the dilutive effect of all outstanding convertible redeemable preferred stock and outstanding stock options for periods when the Company reports net income. The outstanding convertible preferred stock and outstanding stock options have been excluded from the calculation of diluted loss per share for the three months ended September 30, 2003 and the nine months ended September 30, 2004 and 2003 because their effect is antidilutive. The calculation uses the treasury stock method and the as if converted method in determining the resulting incremental average equivalent shares outstanding as applicable.

     The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Basic earnings (loss) per share computation:
Numerator:
Net income (loss)	$311,713	$(211,004)	$(315,623)	$(957,353)
Preferred stock accretion	—	(11,100)	(22,200)	(33,300)

Numerator – income (loss) available to common stockholders	$311,713	$(222,104)	$(337,823)	$(990,653)

Denominator:
Weighted average common shares	8,181,966	6,224,706	6,906,812	6,249,437

Basic earnings (loss) per share	$0.04	$(0.04)	$(0.05)	$(0.16)

Diluted earnings (loss) per share computation:
Numerator:
Net income (loss)	$311,713	$(211,004)	$(315,623)	$(957,353)
Preferred stock accretion	—	(11,100)	(22,200)	(33,300)

Numerator – income (loss) available to common stockholders	$311,713	$(222,104)	$(337,823)	$(990,653)

Denominator:
Weighted average common shares	8,181,966	6,224,706	6,906,812	6,249,437
Effect of dilutive securities:
Series B convertible preferred stock	—	—	—	—
Stock options, net	292,456	—	—	—

Denominator for diluted earnings (loss) per share	8,474,422	6,224,706	6,906,812	6,249,437

Diluted earnings (loss) per share	$0.04	$(0.04)	$(0.05)	$(0.16)

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS (Continued)
(Unaudited)

7. Stock-Based Compensation

     The Company accounts for its employee stock-based compensation plans using the intrinsic value method, as prescribed by APB 25, Accounting for Stock Issued to Employees. Under APB 25, because the Company’s employee stock options are granted at an exercise price equal to the fair market value of the underlying Common Stock on the date of the grant, no compensation expense is recognized. As permitted, the Company has elected to adopt the disclosure only provisions of SFAS No. 148, Accounting for Stock-Based Compensation.

     The following table illustrates the effect on net income (loss) and earnings (loss) per share for the three and nine months ended September 30, 2004 and 2003 had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$311,713	$(211,004)	$(315,623)	$(957,353)
Add: Stock-based employee compensation expense as reported under APB 25	—	—	—	—
Less: Stock-based employee compensation expense determined under fair value based method for all options, net of related tax effects	(44,883)	(62,745)	(153,383)	(195,369)

Pro forma net income (loss)	$266,830	$(273,749)	$(469,006)	$(1,152,722)

Earnings (loss) per share:
Basic – as reported	$0.04	$(0.04)	$(0.05)	$(0.16)
Basic – pro forma	$0.03	$(0.05)	$(0.07)	$(0.19)
Diluted – as reported	$0.04	$(0.04)	$(0.05)	$(0.16)
Diluted – pro forma	$0.03	$(0.05)	$(0.07)	$(0.19)

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

Overview

     Since its formation, the Company has focused its business activities on the brewing, marketing and selling of craft beers in the United States. The Company produces its specialty bottled and draft products in two Company-owned breweries, one in the Seattle suburb of Woodinville, Washington (the “Washington Brewery”) and the other in Portsmouth, New Hampshire (the “New Hampshire Brewery”). Prior to July 1, 2004, the Company’s sales consisted predominantly of sales of beer to third-party distributors and Anheuser-Busch, Inc. (“A-B”) through the Company’s distribution alliance with A-B (the “Alliance” or the “Distribution Alliance”). On July 1, 2004, the Company entered into definitive agreements with Widmer Brothers Brewing Company (“Widmer”) with respect to the operation of a joint venture, Craft Brands Alliance LLC (“Craft Brands”). Pursuant to these agreements, the Company manufactures and sells its product to Craft Brands at a price substantially below wholesale pricing levels; Craft Brands, in turn, advertises, markets, sells and distributes the product to wholesale outlets in the western United States through a distribution agreement between Craft Brands and A-B. Profits and losses of Craft Brands are generally shared between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively. On July 1, 2004, the Company also entered into a new distribution agreement with A-B (the “A-B Distribution Agreement”) pursuant to which the Company continues to sell its product in the Midwest and eastern United States through sales to A-B. For additional information regarding Craft Brands and the A-B Distribution Agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Formation of Craft Brands Alliance and Restructuring of Relationship with Anheuser-Busch, Incorporated.” In addition to sales of beer, the Company derives other revenues from sources including the sale of beer, food, apparel and other retail items in its two brewery pubs.

     The Company’s gross sales and net loss for the nine months ended September 30, 2004 totaled $29,624,000 and $316,000, respectively, compared to gross sales and a net loss of $32,113,000 and $957,000, respectively, for the same period in 2003. The Company’s sales volume (shipments) decreased 2.9% to 169,200 barrels for the nine months ended September 30, 2004 as compared to 174,300 barrels for the same 2003 period. Comparability of the Company’s current quarter and current year operating results relative to the results for the same periods in 2003 is significantly impacted by the July 1, 2004 formation of Craft Brands and the July 1, 2004 A-B Distribution Agreement.

     Sales in the craft beer industry generally reflect a degree of seasonality, with the first and fourth quarters historically being the slowest and the rest of the year typically demonstrating stronger sales. The Company has historically operated with little or no backlog and, therefore, its ability to predict sales for future periods is limited.

     The Company’s sales are affected by several factors, including consumer demand, price discounting and competitive considerations. The Company competes in the craft brewing market as well as in the much larger specialty beer market, which encompasses producers of import beers, major national brewers that produce fuller-flavored products, and large spirit companies and national brewers that produce flavored alcohol beverages. Beyond the beer market, craft brewers also face competition from producers of wines and spirits. The craft beer segment is highly competitive due to the proliferation of small craft brewers, including contract brewers, and the large number of products offered by such brewers. Imported products from foreign brewers have enjoyed a resurgence in demand since the mid-1990s. Certain national domestic brewers have also sought to appeal to this growing demand for craft beers by producing their own fuller-flavored products. In 2001 and 2002, the specialty segment saw the introduction of flavored alcohol beverages, the consumers of which, industry sources generally believe, correlate closely with the consumers of the import and craft beer products. While sales of flavored alcohol beverages were initially very strong, these growth rates slowed in 2003 and 2004. The wine and spirits market has experienced a surge in the past several years, attributable to competitive pricing, increased merchandising, and increased consumer interest in spirits. Because the number of participants and number of different products offered in this segment have increased significantly in the past ten years, the competition for bottled product placements and especially for draft beer placements has intensified.

     In January 2003, the Company entered into a licensing agreement with Widmer to produce and sell the Widmer Hefeweizen brand in states east of the Mississippi River. Brewing of this product, which began in February 2003, is conducted at the Company’s New Hampshire Brewery under the supervision and assistance of Widmer’s brewing staff to insure their brand’s quality and matching taste profile. The term of this agreement is for five years, with automatic renewal for additional consecutive one-year periods unless either party elects to terminate the arrangement. The agreement may be terminated by either party at any time without cause pursuant to 150 days notice. The agreement may be terminated for cause by either party under certain conditions. During the term of this agreement, the Company will not brew, advertise, market, or distribute any product that is labeled or advertised as a “Hefeweizen” or any similar product in the agreed upon eastern territory. Brewing and selling of Redhook’s Hefe-weizen was discontinued in conjunction with this agreement. This agreement, for the eastern United States only, is expected to increase capacity utilization and has strengthened the Company’s product portfolio.

     The Company is required to pay federal excise taxes on sales of its beer. The excise tax burden on beer sales increases from $7 to $18 per barrel on annual sales over 60,000 barrels and thus, if sales volume increases, federal excise taxes would increase as a percentage of sales. Many states also collect an excise tax on the sale of beer.

     Under normal circumstances, the Company operates its brewing facilities up to six days per week with multiple shifts per day. Under ideal brewing conditions (which would include, among other factors, production of a single brand in a single package), the current production capacity is approximately 250,000 barrels per year at the Washington Brewery and 125,000 barrels per year at the New Hampshire Brewery. Because of various factors, including the following two, the Company does not believe that it is likely that actual production volume will approximate current production capacity: (1) the Company’s brewing process, which management believes is similar to its competitors’ brewing process, inherently results in some level of beer loss attributable to filtering, bottling, and keg filling; and (2) the Company routinely brews and packages various brands and package sizes during the year.

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

     The Company’s capacity utilization has a significant impact on gross profit. Generally, when facilities are operating at or near their maximum designed production capacities, profitability is favorably affected because fixed and semi-variable operating costs, such as depreciation and production salaries, are spread over a larger sales base. Because current period production levels have been below the Company’s current production capacity, gross margins have been negatively impacted. This negative impact could be reduced as actual production increases.

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

     Income Taxes. The Company records federal and state income taxes in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 109, Accounting for Income Taxes. Deferred income taxes or tax benefits reflect the tax effect of temporary differences between the amounts of assets and liabilities for financial reporting purposes and amounts as measured for tax purposes. The Company will establish a valuation allowance if it is more likely than not that these items will either expire before the Company is able to realize their benefits or that future deductibility is uncertain. The valuation allowance is reviewed and adjusted on a quarterly basis based on management’s assessment of the realizability of the deferred tax assets. As of December 31, 2003, the Company had approximately $11.8 million of deferred tax assets, comprised principally of federal net operating loss carryforwards (“NOLs”) that expire from 2012 through 2023 and state NOLs that expire through 2018. The recognition of these assets is dependent upon estimates of future taxable income resulting from future reversals of existing taxable temporary differences, which have been recorded as deferred tax liabilities and exceed the deferred tax assets. As of December 31, 2003, the Company also had a valuation allowance of $738,000, reflected as a reduction of the Company’s deferred tax assets on its balance sheet. During the nine months ended September 30, 2004, the Company increased its valuation allowance by $47,000 thereby reducing the estimated deferred income tax benefit recorded in its statement of operations to $0. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically certain federal and state NOL carryforwards, that may expire before the Company is able to utilize the tax benefit. Realization of the benefit is dependent on the Company’s ability to generate future U.S. taxable income. To the extent that the Company is unable to generate adequate taxable income in the future, the Company may not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering expiring NOLs.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Sales	111.1%	108.5%	109.6%	109.1%
Less Excise Taxes	11.1	8.5	9.6	9.1

Net Sales	100.0	100.0	100.0	100.0
Cost of Sales	87.9	70.1	77.7	72.3

Gross Profit	12.1	29.9	22.3	27.7
Selling, General and Administrative Expenses	16.5	31.6	23.6	30.6
Income from Equity Investment in Craft Brands Alliance	8.3	—	2.4	—
Craft Brands Alliance Shared Formation Expenses	—	—	2.0	—

Operating Income (Loss)	3.9	(1.7)	(0.9)	(2.9)
Interest Expense	0.6	0.4	0.5	0.5
Other Income (Expense) — Net	0.8	—	0.3	0.1

Income (Loss) before Income Taxes	4.1	(2.1)	(1.1)	(3.3)
Income Tax Provision (Benefit)	0.2	—	0.1	—

Net Income (Loss)	3.9%	(2.1)%	(1.2)%	(3.3)%

  Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

     The following table sets, for the periods indicated, a comparison of certain items from the Company’s Statements of Operations:

	Three Months Ended
	September 30,		Increase/	%
	2004	2003	(Decrease)	Change
Sales	$8,789,773	$11,110,622	$(2,320,849)	(20.9)%
Less Excise Taxes	878,253	868,381	9,872	1.1

Net Sales	7,911,520	10,242,241	(2,330,721)	(22.8)
Cost of Sales	6,950,722	7,178,361	(227,639)	(3.2)

Gross Profit	960,798	3,063,880	(2,103,082)	(68.6)
Selling, General and Administrative Expenses	1,310,395	3,236,106	(1,925,711)	(59.5)
Income from Equity Investment in Craft Brands Alliance	657,705	—	657,705	100.0
Craft Brands Alliance Shared Formation Expenses	(2,947)	—	(2,947)	(100.0)

Operating Income (Loss)	311,055	(172,226)	483,281	280.6
Interest Expense	48,332	45,743	2,589	5.7
Other Income (Expense) — Net	58,990	6,965	52,025	746.9

Income (Loss) before Income Taxes	321,713	(211,004)	532,717	252.5
Provision for Income Taxes	10,000	—	10,000	100.0

Net Income (Loss)	$311,713	$(211,004)	$522,717	247.7%

Beer Shipped (in barrels)	57,100	58,700	(1,600)	(2.7)%

     Sales. The following factors played a role in the $2,321,000 decline in total sales in the third quarter of 2004:

     Sales to Craft Brands Alliance. Significantly impacting the comparability of the current quarter’s sales are those sales of Redhook product to Craft Brands in the third quarter of 2004. Approximately 60% of the 2004 third quarter total shipments were sold to Craft Brands at a price substantially below wholesale pricing levels. Redhook manufactures and sells its product to Craft Brands at a fixed transfer price; Craft Brands, in turn, advertises, markets, sells and distributes the product to wholesale outlets in the western United States through a distribution agreement between Craft Brands and A-B.

     Shipments. Total Company shipments declined 2.7%. Total sales volume for the third quarter of 2004 decreased to 57,100 barrels from 58,700 barrels for the same period in 2003, the result of a 5.4% decrease in shipments of its packaged products and a 2.0% increase in shipments of the Company’s draft products. The migration toward increasing package sales reversed slightly, with 61.8% of total shipments in the third quarter 2004 being package shipments versus 63.5% in the same 2003 quarter. An 8.9% decline in West Coast sales volume, including a 9.7% decrease in shipments in Washington State, the Company’s largest market, contributed to the overall quarterly sales volume decrease. Shipments in the Midwest and eastern United States increased modestly.

     Pricing and Fees. Average wholesale revenue per barrel on sales in the Midwest and eastern United States showed modest improvement while fees that the Company paid to A-B on sales in the regions increased pursuant to the July 1, 2004 Distribution Agreement with A-B.

     Retail Operations. Sales in the Company’s retail operations remained flat at $1,508,000 and $1,514,000 for the three months ended September 30, 2004 and 2003.

     Excise Taxes. Excise taxes remained relatively unchanged at $878,000 in the 2004 third quarter compared to $868,000 in the same 2003 period. The Company continues to be responsible for federal and state excise taxes for all shipments, including those to Craft Brands. The comparability of excise taxes as a percentage of net sales is impacted most significantly by the sale of Redhook product to Craft Brands at a price substantially below wholesale pricing levels, but also by average revenue per barrel, the proportion of pub sales to total sales, and the estimated annual average federal and state excise tax rates.

     Cost of Sales. Comparing the 2004 third quarter to the 2003 third quarter, cost of sales decreased 3.2%, or $228,000, and on a per barrel basis. The decline is largely attributable to lower freight costs, offset by an increase in some direct materials and indirect costs. Freight costs declined by more than half as the cost of shipping Redhook product in the western United States is now borne by Craft Brands, and the Company’s effort at streamlining its shipping relationships in the Midwest and eastern United States has yielded some savings. Improvement in the Company’s malted barley cost in 2004 was offset by increases in other direct and indirect costs, including utilities, depreciation and production wages. Depreciation and production wages increased following the 2003 expansion of brewing capacity in the Company’s New Hampshire brewery. Based upon the breweries’ combined current production capacity of 93,750 barrels for the quarters ended September 30, 2004 and 2003, the utilization rates were 60.9% and 62.6%, respectively.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1,926,000 to $1,310,000 from 2003 third quarter expenses of $3,236,000, significantly impacted by the formation of Craft Brands as well as Company efforts to re-focus its sales and marketing spending in its primary markets in the Midwest and eastern United States. All advertising, marketing and selling costs in the western United States became the responsibility of Craft Brands on July 1, 2004.

     Income from Equity Investment in Craft Brands Alliance. On July 1, 2004, the Company and Widmer entered into a restated operating agreement with Craft Brands (the “Operating Agreement”) that governs the operations of Craft Brands and the obligations of its members. In accordance with the Operating Agreement, the Company also made a $250,000 sales and marketing capital contribution, which was to be used by Craft Brands for expenses related to the marketing, advertising, and promotion of Redhook products (“Special Marketing Expense”). After giving effect to the allocation of the Special Marketing Expense, which is allocated 100% to Redhook, the Operating Agreement dictates that remaining profits and losses of Craft Brands are allocated between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively. For the three months ended September 30, 2004, the Company’s share of Craft Brands’ net income totaled $658,000. This share of Craft Brands’ profit was net of $78,000 of the Special Marketing Expense that had been incurred by Craft Brands during the same period and was fully allocated to the Company.

     Interest Expense. Despite a declining term loan balance, higher average interest rates during the third quarter of 2004 led to an increase in interest expense over the third quarter of 2003.

     Other Income (Expense) — Net. Other income (expense) — net increased to income of $59,000 in the 2004 third quarter from income of $7,000 in the 2003 third quarter. Interest income increased modestly as a result of a higher average balance of interest-bearing deposits and slightly higher average interest rates.

     Income Taxes. The Company’s effective income tax rate was a 3.1% current state tax provision for the third quarter of 2004 and 0.0% for the third quarter of 2003. In the third quarter of 2004 and 2003, the Company increased the valuation allowance to fully cover net tax operating loss carryforwards and other net deferred tax assets that were generated during the quarter. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically certain federal and state NOLs that may expire before the Company is able to utilize the tax benefit. Realization of the benefit is dependent on the Company’s ability to generate future U.S. taxable income. To the extent that the Company continues to be unable to generate adequate taxable income in future periods, the Company will not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering potentially expiring NOLs.

  Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

     The following table sets, for the periods indicated, a comparison of certain items from the Company’s Statements of Operations:

	Nine Months Ended
	September 30,		Increase/	%
	2004	2003	(Decrease)	Change
Sales	$29,623,658	$32,113,402	$(2,489,744)	(7.8)%
Less Excise Taxes	2,601,464	2,669,775	(68,311)	(2.6)

Net Sales	27,022,194	29,443,627	(2,421,433)	(8.2)
Cost of Sales	21,004,133	21,288,966	(284,833)	(1.3)

Gross Profit	6,018,061	8,154,661	(2,136,600)	(26.2)
Selling, General and Administrative Expenses	6,384,759	9,005,919	(2,621,160)	(29.1)
Income from Equity Investment in Craft Brands Alliance	657,705	—	657,705	100.0
Craft Brands Alliance Shared Formation Expenses	534,628	—	534,628	100.0

Operating Income (Loss)	(243,621)	(851,258)	607,637	71.4
Interest Expense	134,732	146,488	(11,756)	(8.0)
Other Income (Expense) — Net	82,730	40,393	42,337	104.8

Income (Loss) before Income Taxes	(295,623)	(957,353)	661,730	69.1
Provision for Income Taxes	20,000	—	20,000	100.0

Net Income (Loss)	$(315,623)	$(957,353)	$641,730	67.0%

Beer Shipped (in barrels)	169,200	174,300	(5,100)	(2.9)%

     Sales. The following factors played a role in the $2,490,000 decline in total sales in the first nine months of 2004:

     Sales to Craft Brands Alliance. Significantly impacting the comparability of the current year’s sales are those sales of Redhook product to Craft Brands in the third quarter of 2004. Approximately 20% of the 2004 year-to-date total shipments were sold to Craft Brands at a price substantially below wholesale pricing levels. Redhook manufactures and sells its product to Craft Brands at a fixed transfer price; Craft

Brands, in turn, advertises, markets, sells and distributes the product to wholesale outlets in the western United States through a distribution agreement between Craft Brands and Anheuser-Busch.

     Shipments. Total Company shipments declined 2.9%. Total sales volume for the nine months of 2004 decreased to 169,200 barrels from 174,300 barrels for the same period in 2003, the result of a 6.4% decrease in shipments of its packaged products and a 3.4% increase in shipments of the Company’s draft products. The migration toward increasing package sales reversed slightly, with 61.9% of total shipments in the nine months of 2004 being package shipments versus 64.2% in the same nine months of 2003. A 3.6% decline in West Coast sales volume, including a 6.8% decrease in shipments in Washington State, the Company’s largest market, contributed to the overall sales volume decrease. Shipments in the Midwest and eastern United States increased modestly.

     Pricing and Fees. Average wholesale revenue per barrel on sales in the Midwest and eastern United States showed modest improvement while fees that the Company paid to A-B on sales in the regions increased pursuant to the July 1, 2004 Distribution Agreement with A-B. Improvement in average wholesale revenue per barrel was driven by strength in pricing in many of the Company’s markets, although the nine-month period’s average revenue per barrel did experience some downward pressure as a result of a contract brewing arrangement, sold at a significantly lower revenue per barrel during the second quarter of 2004, with Widmer Brothers Brewing Company.

     Retail Operations. Sales in the Company’s retail operations increased $210,000 to $3,753,000 from $3,543,000 for the nine months ended September 30, 2004 and 2003.

     Excise Taxes. Excise taxes decreased $68,000 to $2,601,000 for the first nine months of 2004 compared to $2,670,000 in the same 2003 period. The Company continues to be responsible for federal and state excise taxes for all shipments, including those to Craft Brands. The comparability of excise taxes as a percentage of net sales is impacted most significantly by the sale of Redhook product to Craft Brands at a price substantially below wholesale pricing levels, but also by average revenue per barrel, the proportion of pub sales to total sales, and the estimated annual average federal and state excise tax rates.

     Cost of Sales. Comparing the 2004 nine-month period to the 2003 nine-month period, cost of sales decreased 1.3%, or $285,000, but increased on a per barrel basis. A significant decrease in freight in the third quarter of 2004 and an improvement in some of the Company’s direct costs were offset by increases in some indirect costs, including depreciation and production wages, following the 2003 expansion of brewing capacity in the Company’s New Hampshire brewery. Based upon the breweries’ combined current production capacity of 281,250 barrels for the nine months ended September 30, 2004 and 277,500 barrels for the same 2003 period, the utilization rates were 60.2% and 62.8%, respectively.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $2,621,000 to $6,385,000 from expenses of $9,006,000 for the first nine months of 2003, significantly impacted by the formation of Craft Brands as well as Company efforts to re-focus its sales and marketing spending in its primary markets. All advertising, marketing and selling costs in the western United States became the responsibility of Craft Brands on July 1, 2004. While the Company and Widmer sought the regulatory approval required for Craft Brands to become fully operational, they agreed to share certain sales-related costs, primarily salaries and overhead. The Company’s share of those costs totaled $554,000 for the nine months ended September 30, 2004 and is reflected in the Company’s statement of operations as selling, general and administrative expenses.

     Income from Equity Investment in Craft Brands Alliance. For the nine months ended September 30, 2004, the Company’s share of Craft Brands’ net income totaled $658,000. This share of Craft Brands’ profit was net of $78,000 of the Special Marketing Expense that had been incurred by Craft Brands during the same period and was fully allocated to the Company.

     Craft Brands Alliance Shared Formation Expenses. In conjunction with the formation of Craft Brands, both the Company and Widmer incurred certain start-up expenses, including severance expenses and legal fees. The Company’s operating income (loss) for the nine months ended September 30, 2004 reflects $535,000 attributable to the Company’s share of these expenses.

     Interest Expense. Interest expense was $135,000 for the first nine months of 2004, down from $146,000 for the comparable 2003 period. Lower average interest rates during the first half of 2004 and a declining term loan balance resulted in a year-to-date decline in interest expense.

     Other Income (Expense) — Net. Other income (expense) — net increased to income of $83,000 in the first nine months of 2004 compared to income of $40,000 in the first nine months of 2003.

     Income Taxes. The Company’s effective income tax rate was a 6.8% current state tax provision for the first nine months of 2004 and 0.0% for the comparable 2003 period. In the first nine months of 2004 and 2003, the Company increased the valuation allowance to fully cover net tax operating loss carryforwards and other net deferred tax assets that were generated during the period. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically certain federal and state NOLs that may expire before the Company is able to utilize the tax benefit. Realization of the benefit is dependent on the Company’s ability to generate future U.S. taxable income. To the extent that the Company continues to be unable to generate adequate taxable income in future periods, the Company will not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering potentially expiring NOLs.

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

     The Company had $7,113,000 and $6,123,000 of cash and cash equivalents at September 30, 2004 and December 31, 2003, respectively. At September 30, 2004, the Company had working capital of $4,000,000. The Company’s long-term debt as a percentage of total capitalization (long-term debt, convertible redeemable preferred stock and common stockholders’ equity) was 8.5% at September 30, 2004 compared to 8.7% at December 31, 2003. Cash provided by operating activities totaled $1,596,000 for the nine months ended September 30, 2004, an improvement over cash provided by operating activities of $974,000 for the comparable 2003 period. The improvement was primarily attributable to improved operating results in 2004.

     During the nine months ended September 30, 2004, the Company’s capital expenditures totaled $77,000. Capital expenditures for fiscal year 2004 are expected to total approximately $125,000.

     The Company has a credit agreement with a bank under which a term loan (the “Term Loan”) is provided. The Term Loan, which originated in June 1997 upon the conversion of a $9 million secured credit facility, matures on June 5, 2007 and has a 20 year amortization schedule. The credit agreement also provided for a $2 million revolving credit facility; however, the Company did not renew the revolving facility upon the July 1, 2004 expiration of the commitment period. There were no borrowings outstanding under the revolving facility at the time of its expiration.

     The Term Loan is secured by substantially all of the Company’s assets. Through June 4, 2002, interest on the Term Loan accrued at a variable rate based on the London Inter Bank Offered Rate (“LIBOR”) plus 1.25%. Since June 5, 2002, interest on the Term Loan has accrued at LIBOR plus 1.75%. The Company has the option to fix the applicable interest rate for up to twelve months by selecting LIBOR for one- to twelve- month periods as a base. As of September 30, 2004, there was $5.738 million outstanding on the Term Loan, and the Company’s one-month LIBOR-based borrowing rate was 3.63%. The termination of the A-B Distribution Agreement for any reason would constitute an event of default under the credit agreement and the bank may declare the entire outstanding loan balance immediately due and payable. See “— Certain Considerations: Issues and Uncertainties” below. If this were to occur, the Company could seek to refinance its Term Loan with one or more banks or obtain additional equity capital; however, there can be no assurance the Company would be able to access additional capital to meet its needs or that such additional capital would be at commercially reasonable terms.

     The terms of the credit agreement require the Company to meet certain financial covenants. In December 2001, March 2003, February 2004 and October 2004, the credit agreement was amended to modify several financial covenants. These revisions have reduced the likelihood that a violation of the covenants by the Company will occur; however, if the Company were to report a significant net loss for one or more quarters within a time period covered by the financial covenants, one or more of the covenants would be negatively impacted and could cause a violation. Failure to meet the covenants required by the credit agreement is an event of default and, at its option, the bank could deny a request for a waiver and declare the entire outstanding loan balance immediately due and payable. In such a case, the Company would seek to refinance the loan with one or more banks, potentially at less desirable terms. However, there can be no guarantee that additional financing would be available at commercially reasonable terms, if at all. The Company was in compliance with all covenants for the quarter ended September 30, 2004.

     From May 2000 through May 2003, the Company repurchased its Common Stock in conjunction with a repurchase plan authorized by the Board of Directors. The plan allowed for the repurchase of 1.5 million outstanding shares of Common Stock for a total maximum repurchase of $2,750,000. In May 2003, at which time a total of 1,463,100 shares of Common Stock had been purchased in the open market for an aggregate expenditure of $2,750,000, the Company ended the repurchase plan. During the nine-month period ended September 30, 2003, 101,400 shares of Common Stock were purchased for $231,000. No shares of Common Stock were repurchased in 2004.

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

  Craft Brands Alliance

     On July 1, 2004, the Company entered into definitive agreements with Widmer with respect to the operation of Craft Brands. Craft Brands purchases products from the Company and Widmer and markets, advertises, sells and distributes these products in the Western Territory pursuant to a distribution agreement with A-B (the “CBA Distribution Agreement”). The Western Territory includes the following western states: Alaska, Arizona, California, Colorado, Hawaii, Idaho, Montana, New Mexico, Nevada, Oregon, Washington and Wyoming. The Company and Widmer are each a 50% member of Craft Brands and each has the right to designate two directors to its six member board. A-B is entitled to designate the remaining two directors.

     The Company and Widmer have entered into a restated operating agreement with Craft Brands (the “Operating Agreement”) that governs the operations of Craft Brands and the obligations of its members. The Operating Agreement requires the Company to make certain capital contributions and loans to Craft Brands to assist Craft Brands in conducting its operations and meeting its obligations. In July 2004, the

Company made a 2004 sales and marketing capital contribution to Craft Brands in an amount equal to $250,000 and a member loan of $150,000. The sales and marketing contribution is to be used by Craft Brands for expenses related to the marketing, advertising, and promotion of Redhook products. The Operating Agreement also requires an additional sales and marketing contribution in 2008 if the volume of sales of Redhook products in 2007 in the Western Territory is less than 92% of the volume of sales of Redhook products in 2003 in the Western Territory (other than sales made by the Company at its on-premise retail establishments and from dock sales). The 2008 contribution, if one is required, cannot exceed $750,000 and will be required to be paid by the Company in no more than three equal installments made on or before February 1, 2008, April 1, 2008, and July 1, 2008. Widmer has an identical obligation under the Operating Agreement with respect to sales of its product. Other additional capital contributions will be made only upon the request and consent of the Craft Brands’ board.

     Additionally, to the extent cash flow from operations and borrowings from financial institutions are not sufficient for Craft Brands to meet its obligations, the Company and Widmer are obligated to lend to Craft Brands the funds the president of Craft Brands deems necessary to meet such obligations.

     Under the Operating Agreement, profits and losses will generally be allocated between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively (the “Cash Flow Percentages”). Net cash flow, if any, will generally be distributed monthly to the Company and Widmer based upon the Cash Flow Percentages. No distribution will be made to the Company or Widmer unless, after the distribution is made, the assets of Craft Brands will be in excess of its liabilities, with the exception of liabilities to members, and Craft Brands will be able to pay its debts as they become due in the ordinary course of business.

     The Company has also entered into a supply, distribution and licensing agreement with Craft Brands (the “Supply and Distribution Agreement”). Under the Supply and Distribution Agreement, Craft Brands sells, markets, and distributes the Company’s products in the Western Territory. The Company manufactures and sells its product directly to Craft Brands (except in states where laws require sales to be made directly from Redhook to wholesalers) and Craft Brands advertises, markets and distributes the products to retail outlets in the Western Territory through the CBA Distribution Agreement. The Company has granted Craft Brands a license to use Redhook intellectual property in connection with these efforts to advertise, market, sell and distribute the Company’s products in the Western Territory. The Supply and Distribution Agreement also gives the Company the right to manufacture certain products of Widmer for sale to Craft Brands if Widmer is unable to manufacture the quantity ordered by Craft Brands. In addition, if sales of the Company’s products decrease as compared to previous year sales, the Company will have an option to manufacture Widmer products in an amount equal to the lower of (i) the Company’s product decrease or (ii) the Widmer product increase. Widmer has also entered into a supply, distribution and licensing agreement with Craft Brands upon substantially similar terms.

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

  Relationship with Anheuser-Busch, Incorporated

     On July 1, 2004, the Company completed the restructuring of its ongoing relationship with A-B. Pursuant to an exchange and recapitalization agreement (the “Exchange and Recapitalization Agreement”), the Company issued 1,808,243 shares of common stock to A-B in exchange for 1,289,872 shares of Series B Preferred Stock held by A-B. The Series B Preferred Stock, reflected in the Company’s July 1, 2004 balance sheet at approximately $16.3 million, was cancelled. In connection with the exchange, the Company also agreed to pay $2.0 million to A-B prior to December 1, 2004. As of September 30, 2004, A-B owned approximately 33.7% of the Company’s common stock. A-B was also granted certain contractual registration rights with respect to its shares of the Company’s common stock.

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

(g)	the CBA Distribution Agreement is terminated or the distribution thereunder of the products of Redhook is terminated pursuant to its terms.

     Additionally, the A-B Distribution Agreement may be terminated by A-B, upon six months’ prior written notice to the Company, in the event:

(a)	the Company engages in certain Incompatible Conduct (as defined in the A-B Distribution Agreement) which is not curable or is not cured to A-B’s satisfaction (in A-B’s sole opinion) within 30 days following written notice;

(b)	any A-B competitor or affiliate thereof acquires 10% or more of the outstanding equity securities of the Company, and one or more officers, designees or agents of such person become a member of the board of directors of the Company;

(c)	the current chief executive officer of the Company ceases to function as chief executive officer and within six months of such cessation a successor satisfactory in the sole, good faith discretion of A-B is not appointed;

(d)	the Company is merged or consolidated into or with any other person or any other person merges or consolidates into or with the Company; or

(e)	A-B or its corporate affiliates incur any liability or expense as a result of any claim asserted against them by or in the name of the Company or any shareholder of the Company as a result of the equity ownership of A-B or its affiliates in the Company, or any equity transaction or exchange between A-B or its affiliates and the Company, and the Company does not reimburse and indemnify A-B and its corporate affiliates on demand for the entire amount of such liability and expense.

     If the A-B Distribution Agreement and/or the Supply and Distribution Agreement were terminated early, as described above, it would be extremely difficult for the Company to rebuild its distribution network without a severe negative impact on the Company’s sales and results of operations. It is likely that the Company would need to raise additional funds to develop of a new distribution network. There cannot be any guarantee that the Company would be able to successfully rebuild all, or part, of its distribution network or that any additional financing would be available when needed, or that any such financing would be on commercially reasonable terms.

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

     Relationship with Anheuser-Busch, Incorporated and Craft Brands Alliance LLC. All of the Company’s future sales are expected to be made through the Distribution Alliance with A-B and through sales to Craft Brands. Craft Brands will distribute the Company’s products through a separate distribution arrangement with A-B. See “Formation of Craft Brands Alliance and Restructuring of Relationship with Anheuser-Busch, Incorporated” above for a description of the Company’s restructured relationship with A-B and with Craft Brands. If the relationship between A-B and the Company, between the Company and Craft Brands or between A-B and Craft Brands were to deteriorate, distribution of the Company’s products would suffer significant disruption and such event would have a long-term severe negative impact on the Company’s sales and results of operations, as it would be extremely difficult for the Company to rebuild its own distribution network. While the Company believes that the benefits of the Distribution Alliance and its relationship with A-B and Craft Brands, in particular distribution and material cost efficiencies, offset the costs associated with the relationship, there can be no assurance that these costs will not have a negative impact on the Company’s profit margins in the future.

     Craft Brands Alliance. On July 1, 2004, the Company entered into definitive agreements with Widmer with respect to the operation of Craft Brands. As discussed above, Craft Brands advertises, markets, sells and distributes the Company and Widmer’s products in the western United States. The Company believes that the combined sales and marketing organization will create synergies and capitalize on both companies’ sales and marketing experience and complementary product portfolios. The Company anticipates that the joint organization will positively impact revenues and decrease the Company’s selling, general and administrative expenses. However, there can be no assurance that the Company will see any anticipated benefits from the joint venture.

     In conjunction with the formation of Craft Brands, both the Company and Widmer have incurred certain start-up expenses, including severance expenses and legal fees. The Company’s operating loss for the nine months ended September 30, 2004 reflects $535,000 attributable to the Company’s share of these expenses. Additionally, during the period March 15, 2004 through June 30, 2004, while the companies sought the regulatory approval required for Craft Brands to become fully operational, the Company and Widmer agreed to share certain sales-related costs, primarily salaries and overhead. The Company’s share of those costs totaled $554,000 for the nine months ended September 30, 2004, and are reflected in the Company’s statement of operations as selling, general and administrative expenses.

     Dependence on Distributors. While all of the Company’s future sales are expected to be made through the Distribution Alliance with A-B and through sales to Craft Brands, the Company relies heavily on distributors, most of which are independent wholesalers, for the sale of its products to retailers. The Company’s most significant wholesaler, K&L Distributors, Inc., accounted for approximately 13% of the Company’s shipments in the first nine months of 2004. A disruption of the Company’s, Craft Brands’, the wholesalers’ or A-B’s ability to distribute products efficiently due to any significant operational problems, such as wide-spread labor union strikes, the loss of K&L Distributors as a customer, or the termination of the Distribution Alliance or the Supply and Distribution Agreement could have a material adverse impact on the Company’s sales and results of operations.

     Effect of Competition on Future Sales. The Company competes in the highly competitive craft brewing market as well as in the much larger specialty beer market, which encompasses producers of import beers, major national brewers that have produced fuller-flavored products, and large spirit companies and national brewers that produce flavored alcohol beverages. Beyond the beer market, craft brewers also face competition from producers of wines and spirits. Primarily as a result of increased competition, the Company experienced declining sales volumes ranging from 2.3% to 5.7% for the years 1997 through 1999. And while the Company’s sales volumes since 1999 have increased when compared to the corresponding prior year’s volumes, competition within the segment has, at times, negatively impacted pricing of the Company’s products. A further increase in competition could cause the Company’s future sales and results of operations to be adversely affected. The Company has historically operated with little or no backlog and, therefore, its ability to predict sales for future periods is limited.

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

     Variability of Gross Margin and Cost of Sales. The Company anticipates that its future gross margins will fluctuate and may decline as a result of many factors, including disproportionate depreciation and other fixed and semi-variable operating costs, depending on the level of production at the Company’s breweries in relation to current production capacity. The Company’s high level of fixed and semi-variable operating costs causes gross margin to be very sensitive to relatively small increases or decreases in sales volume. In addition, other factors that could affect cost of sales include changes in freight charges, the availability and prices of raw materials and packaging materials, the mix between draft and bottled product sales, the sales mix of various bottled product packages and federal or state excise taxes. Also, if sales volume through the Distribution Alliance increases, the related fees will increase.

     Advertising and Promotional Costs. The Company has participated in advertising programs to varying degrees over the past five years. Prior to 1999, the Company engaged in very limited advertising to market its products. In order to increase brand awareness and capture a larger share of the fragmented craft beer market, the Company determined that a significant increase in spending on advertising and promotion was necessary. During 1999 and 2000, the Company primarily utilized radio, billboard and print advertising in key markets, while also participating to a small degree in a co-operative program with its distributors. In 2001, the Company allocated a larger share of its advertising spending to this co-operative program whereby the Company’s spending is matched dollar for dollar by the distributor. In 2002 and 2003, the Company continued its co-operative advertising and promotion program while reducing even further those advertising expenditures where the Company funded the entire program. The Company believes that the financial commitment as well as the distributor’s knowledge of the local market result in an advertising and promotion program that is targeted in a manner that will best promote Redhook. Expenditures for the co-op program and media advertising program totaled $642,000 for the nine months ended September 30, 2004, and $1.6 million and $1.9 million for the years ended December 31, 2003 and 2002, respectively. Upon the formation of Craft Brands, the program in the western United States markets was suspended. The Company expects to continue to participate in the co-op advertising and promotion program and limited media advertising in select eastern United States markets through the remainder of 2004. Market and competitive considerations could require an increase in other promotional costs associated with developing existing and new markets.

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

     Effect of Sales Trends on Brewery Efficiency and Operations. The Company’s breweries have been operating at production levels substantially below their current and maximum designed capacities. Operating breweries at low capacity utilization rates negatively impacts gross margins and operating cash flows generated by the production facilities. In 1998, after performing an analysis of the Company’s current and future production capacity requirements, production at the Fremont Brewery in Seattle, Washington was permanently curtailed and the assets were written down to an estimate of their net realizable value. The Company will continue to evaluate whether it expects to recover the costs of its two remaining production facilities over the course of their useful lives. If facts and circumstances indicate that the carrying value of these long-lived assets may be impaired, an evaluation of recoverability will be performed in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, by comparing the carrying value of the assets to projected future undiscounted cash flows in addition to other quantitative and qualitative analyses. If management believes that the carrying value of such assets may not be recoverable, the Company will recognize an impairment loss by a charge against current operations.

     Income Tax Benefits. As of December 31, 2003, the Company had approximately $11.8 million of deferred tax assets, comprised principally of federal net operating loss carryforwards (“NOLs”) that expire from 2012 through 2023 and state NOLs that expire through 2018. Federal NOLs, generally permitted to be carried forward no more than 20 years, and state NOLs, generally permitted to be carried forward five to 15 years, can be used to offset regular tax liabilities in future years. The recognition of these assets is dependent upon estimates of future taxable income resulting from future reversals of existing taxable temporary differences, which have been recorded as deferred tax liabilities and exceed the deferred tax assets. As of December 31, 2003, the Company also had a valuation allowance of $738,000, reflected as a reduction of the Company’s deferred tax assets on its balance sheet. During the first nine months of 2004, the Company increased its valuation allowance by $47,000 thereby reducing the estimated deferred income tax benefit recorded in its statement of operations to $0. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically certain federal and state NOL carryforwards, that may expire before the Company is able to utilize the tax benefit. Realization of the benefit is dependent on the Company’s ability to generate future U.S. taxable income. To the extent that the Company is unable to generate adequate taxable income in the future, the Company may not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering expiring NOLs.

Recent Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46R (“FIN 46R”), Consolidation of Variable Interest Entities, a revision to Interpretation No. 46 (“FIN 46”). FIN 46R clarifies the application of consolidation accounting for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest; these entities are referred to as “variable interest entities”. Variable interest entities within the scope of FIN 46R are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46R also requires disclosure of significant variable interests in variable interest entities for which a company is not the primary beneficiary. The Company has assessed Craft Brands under the provisions of FIN 46R and has concluded that it meets the definition of a variable interest entity but that the Company is not the primary beneficiary. Accordingly, the Company has accounted for its investment in Craft Brands under the equity method, as outlined by Accounting Principles Board Opinion No. 18 (“APB 18”), The Equity Method of Accounting for Investments in Common Stock. The Company will periodically review its investment in Craft Brands to insure that it complies with the guidelines prescribed by FIN 46R.

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

     The Company did not have any derivative financial instruments as of September 30, 2004.

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

REDHOOK ALE BREWERY, INCORPORATED

November 12, 2004	BY:	/s/ David J. Mickelson

David J. Mickelson
Executive Vice President,
Chief Financial Officer and Chief Operating Officer

November 12, 2004	BY:	/s/ Anne M. Mueller

Anne M. Mueller
Treasurer,
Principal Accounting Officer