Form 10-K
period 2004-12-31
REDHOOK ALE BREWERY INC
filed 2005-03-30
CIK 892222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
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
Rights to Purchase Common Stock
(Title of Class)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      The aggregate market value of the Common Stock held by non-affiliates of the Registrant (based on the closing price of such stock, as reported by The Nasdaq National Market, on June 30, 2004) was $10,381,685.(1)
      The number of shares of the registrant’s Common Stock outstanding as of March 11, 2005 was 8,188,859.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s Proxy Statement relating to the registrant’s 2005 Annual Meeting of Stockholders to be held on May 24, 2005, are incorporated by reference into Part III of this Report.

(1)	Excludes shares held of record on that date by directors and executive officers and greater than 10% shareholders of the registrant. Exclusion of such shares should not be construed to indicate that any such person directly or indirectly possesses the power to direct or cause the direction of the management of the policies of the registrant.

REDHOOK ALE BREWERY, INCORPORATED
FORM 10-K

		Page

PART I.
ITEM 1.	Business	1
ITEM 2.	Properties	19
ITEM 3.	Legal Proceedings	19
ITEM 4.	Submission of Matters to a Vote of Security Holders	19
ITEM 4A.	Executive Officers of the Company	20
PART II.
ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	21
ITEM 6.	Selected Financial Data	22
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk	38
ITEM 8.	Financial Statements and Supplementary Data	39
ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	62
ITEM 9A.	Controls and Procedures	62
ITEM 9B.	Other Information	62
PART III.
ITEM 10.	Directors and Executive Officers of the Registrant	63
ITEM 11.	Executive Compensation	63
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters	63
ITEM 13.	Certain Relationships and Related Transactions	63
ITEM 14.	Principal Accounting Fees and Services	64
PART IV.
ITEM 15.	Exhibits and Financial Statement Schedules	64
SIGNATURES		69
EXHIBIT 10.4
EXHIBIT 10.8
EXHIBIT 10.10
EXHIBIT 10.11
EXHIBIT 10.18
EXHIBIT 23.1
EXHIBIT 23.2
EXHIBIT 23.3
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

i

PART I.

Item 1.	Business
      Redhook Ale Brewery, Incorporated (“Redhook” or the “Company”) is one of the leading brewers of craft beers in the United States and has been at the forefront of the domestic craft brewing segment since the Company’s formation in 1981. Redhook produces its specialty bottled and draft products in two Company-owned breweries, one in the Seattle suburb of Woodinville, Washington (the “Washington Brewery”) and the other in Portsmouth, New Hampshire (the “New Hampshire Brewery”). By operating its own small-batch breweries, the Company believes that it is better able to control the quantities, types and flavors of beer produced, while optimizing the quality and consistency of its products. Management believes that the Company’s significant production capacity is of high quality and that Redhook is the only domestic craft brewer that owns and operates substantial production facilities in both a western region and eastern region of the United States.
      The Company currently produces nine styles of beer, marketed under distinct brand names. The Company’s flagship brand is Redhook E.S.B. and its other principal products include Redhook India Pale Ale, Redhook Blonde Ale, Blackhook Porter, Chinook Copper Ale, and its seasonal offerings Winterhook, Redhook Sunrye Ale and Redhook Nut Brown Ale. The Company also produces and sells Widmer Hefeweizen in the eastern United States under a 2003 licensing agreement with Widmer Brothers Brewing Company (“Widmer”). In addition to its principal products, the Company periodically develops and markets new products to test and measure consumer response to varying styles and flavors. In the first half of 2004, the Company distributed its products through a network of third-party wholesale distributors and a distribution agreement with Anheuser-Busch, Incorporated (“A-B”) in 48 states. In the second half of 2004, the Company began distributing its products in the western United States through Craft Brands Alliance LLC (“Craft Brands”), a joint venture between the Company and Widmer. See “Product Distribution — Relationship with Craft Brands Alliance LLC” below. In the mideast and eastern United States, the Company continued to distribute its products through a distribution agreement with A-B. See “Product Distribution — Relationship with Anheuser-Busch, Incorporated” below.
Industry Background
      The Company is one of the leading brewers in the relatively small craft brewing segment of the U.S. brewing industry. Although 2004 production of craft beer is estimated by industry sources to have increased by approximately 7% over 2003 production, the share of the domestic beer sales market held by the craft beer segment has increased very modestly in recent years. Craft beer shipments in 2004, 2003 and 2002 were approximately 3.4%, 3.2% and 3.2%, respectively, of total beer shipped in the United States. Approximately 7.02 million, 6.56 million and 6.43 million barrels were shipped in the U.S. by the craft beer segment during 2004, 2003 and 2002, while total beer sold in the U.S., including imported beer, was approximately 205.3 million, 204.0 million and 203.5 million barrels, respectively. The number of craft brewers in the U.S. has grown dramatically, from 627 at the end of 1994, peaking at nearly 1,500 in 2000, and down to approximately 1,420 in 2004.
      In the early 1900s, the U.S. brewing industry was comprised of nearly 2,000 breweries, most of which were small operations that produced distinctive beers for local markets. Fewer than 1,000 of these breweries reopened following Prohibition. During the ensuing decades, the beer industry concentrated its resources primarily on marketing pale lagers and pilsners for various reasons, including the desire to appeal to the broadest possible segment of the population; to benefit from economies of scale through large-scale production techniques; to prolong shelf life through use of pasteurization processes; and to take advantage of mass media advertising reaching consumers nationwide. At the same time the beer industry was narrowing its product offerings to compete more effectively, there was also extensive consolidation occurring in the industry. According to industry sources, the three largest domestic brewers accounted for approximately 86% of total beer shipped in the United States, including imports, in 2004.

      Annual per capita domestic beer consumption has declined from the highs experienced in the early 1980s, a result of an elevated concern over health and safety issues, changing tastes, and evolving affluence and consumption attitudes of a maturing generation of beer drinkers born after World War II. Since the early 1980’s, a sizable number of consumers have migrated away from the major domestic products toward a broader taste and variety in their malt beverages, mirroring similar trends in other beverage and cuisine categories. Foreign brewers initially benefited from these evolving consumption patterns. Some of the principal European, Canadian and Mexican imported beers offered a fuller-flavored alternative to the national brands produced in the United States, despite also being produced by large brewers.
      By the latter half of the 1980s, a substantial new domestic industry segment had developed in response to the increasing consumer demand for specialty beers. Across the country, a proliferation of regional specialty brewers (annually selling more than 15,000 barrels but less than 2.0 million barrels of craft beer brewed at their own facilities), contract brewers (selling craft beer brewed by a third party to the contract brewer’s specifications), microbreweries (selling less than 15,000 barrels per year), and brewpubs (combination restaurant-breweries) emerged to form the craft beer industry. This new segment was able to deliver the fuller flavored products presented by the imported beers while still offering a fresher product and one that could appeal to local taste preferences. Craft beer producers tend to concentrate on flavor and less on appealing to mass markets. The strength of consumer demand has enabled certain craft brewers, such as the Company, to evolve from microbreweries into regional and national specialty brewers by constructing larger breweries while still adhering to the traditional European brewing methods that characterize the craft brewing segment. Other craft brewers have sought to take advantage of growing consumer demand and excess industry capacity, when available, by contract brewing at underutilized facilities.
      The growth that occurred in the last half of the 1980’s and early 1990’s in the craft beer segment has more recently been slowed by the success of the larger specialty beer category in which the craft beer segment competes as well as by the growth of the wine and spirits markets. Specialty beverages include imported beers which have enjoyed resurgence in demand since the mid-1990’s, fuller-flavored products produced by national domestic brewers, and the newest category of flavored alcohol beverages. Certain national domestic brewers have also sought to appeal to this growing demand for craft beers by producing their own fuller-flavored products. In 2001 and 2002, the specialty segment saw the introduction of flavored alcohol beverages, the consumers of which, industry sources generally believe, correlate closely with the consumers of the import and craft beer products. While sales of flavored alcohol beverages were initially very strong, these growth rates slowed in 2003 and 2004. The wine and spirits market has experienced a surge in the past several years, attributable to competitive pricing, television advertising, increased merchandising, and increased consumer interest in spirits.
Business Strategy
      Redhook Ale Brewery strives to be the preeminent specialty craft brewing company in the United States, producing the highest quality ale products in company-owned facilities, marketing and selling them responsibly through its three-tier distribution system.
      The central elements of the Company’s business strategy include:
      Production of High-Quality Craft Beers. The Company is committed to the production of a variety of distinctive, flavorful craft beers. The Company brews its craft beers according to traditional European brewing styles and methods, using only high-quality ingredients to brew in company-owned and operated brewing facilities. The Company does not intend to compete directly in terms of production style, pricing or extensive mass-media advertising typical of large national brands.
      Control of Production in Company-Owned Breweries. The Company builds, owns and operates its own brewing facilities to optimize the quality and consistency of its products and to achieve the greatest control over its production costs. Management believes that its ability to engage in ongoing product innovation and to control product quality are critical competitive advantages. The Company’s highly automated breweries are designed to produce beer in small batches, while attaining production economies through automation rather than scale. The Company believes that its investment in technology enables it to optimize employee productivity, to contain operating costs, to produce innovative beer styles and tastes, and to achieve the production flexibility afforded by small-batch brewing, with minimal loss of efficiency and process reliability.
      Strategic Distribution Relationship with Industry Leader. Since October 1994, the Company has benefited from a distribution relationship with A-B, pursuant to which Redhook distributes its products in substantially all of its markets through A-B’s wholesale distribution network. A-B’s domestic network consists of more than 580 wholesale distributors, most of whom are geographically contiguous and independently owned and operated, and 15 branches owned and operated by A-B. This distribution relationship with A-B has offered efficiencies in delivery of product, state reporting and licensing, billing and collections. The Company believes that the existence of the distribution relationship with A-B and the Company’s access to A-B distributors through presentations by Redhook’s management at A-B’s distributor conventions, A-B communications about Redhook in printed distributor materials, and A-B-supported opportunities for Redhook to educate A-B distributors about the Company’s specialty products benefit the Company as this results in increased awareness of and demand for Redhook products among A-B’s distributors. The Company is able to reap the benefits of this distribution relationship with A-B while, as an independent company, maintaining complete control over the production and marketing of its products.
      Sales and Marketing Relationship with Craft Brands Alliance LLC. On July 1, 2004, the Company entered into agreements with Widmer, headquartered in Portland, Oregon, to form a joint sales and marketing organization that serves both companies’ operations in the western United States. The joint organization, named Craft Brands Alliance LLC, advertises, markets, sells and distributes both Redhook’s and Widmer’s products to wholesale outlets through a distribution agreement between Craft Brands and A-B. Management believes that, in addition to achieving certain synergies, Craft Brands capitalizes on both companies’ sales and marketing skills and complementary product portfolios. The Company believes that the combination of the two brewers’ complementary brand portfolios, led by one focused sales and marketing organization, will not only deliver financial benefits, but will also deliver greater impact at the point of sale.
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
      Promotion of Products. The Company promotes its products through a variety of advertising programs with its wholesalers; by training and educating wholesalers and retailers about the Company’s products; through promotions at local festivals, venues, and pubs; by utilizing its pubs located at the Company’s two breweries; through price discounting; and, most recently, through Craft Brands. Craft Brands is responsible for promotion, advertising, and marketing in the western United States. In the midwest and eastern United States, the Company’s principal advertising programs include radio, billboards, and print advertising (magazines, newspapers, industry publications). The Company also markets its products to distributors, retailers and consumers through a variety of specialized training and promotional methods. The Company actively trains its distributors and retailers in understanding the brewing process, the craft beer segment and Redhook products. Promotional methods directed towards consumers include introducing Redhook products on draft in pubs and restaurants, using promotional items including tap handles, glassware and coasters, and participating in local festivals and sports venues to increase brand name recognition. In addition, the Company’s prominently located breweries feature pubs and retail outlets and offer guided tours to further increase consumer awareness of Redhook.
      The Company will occasionally enter into advertising and promotion programs where the entire program is funded by the Company but, in recent years, has favored co-operative programs where the Company’s spending is matched dollar for dollar by the local distributor. Co-operative programs align the interests of the Company with those of the wholesaler whose knowledge of the local market contributes to more effective promotions. Sharing these efforts and cost with a wholesaler helps the Company to leverage the investment made on programs where the participating wholesaler has a vested interest in the program’s success.
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
      The Company presently produces eight principal brands, each with its own distinctive combination of flavor, color and clarity:
      Redhook E.S.B. The Company’s flagship brand, Redhook E.S.B., which accounted for approximately 50% of the Company’s sales in 2004, is a full, rich, well-rounded, amber-colored ale with a sweet toasted malt flavor balanced by a pleasant floral liveliness derived from Tettnang hops.
      Redhook India Pale Ale. A premium English, pub-style bitter ale, Redhook IPA is pale and aggressively hopped, has a brassy color imparted by caramelized malt, an herbal aroma characteristic of Northwest Cascade hops, and a crisp finish.
      Redhook Blonde Ale. A delicious, thirst-quenching golden ale, the combination of lightly roasted barley, subtle hops, and a touch of wheat creates a perfectly balanced and distinctively drinkable ale.
      Blackhook Porter. A London-style porter, Blackhook has an ebony tone, a pleasant “toasted” character produced by highly roasted black barley, and a dark malt flavor suggesting coffee and chocolate, balanced by lively hopping.
      Chinook Copper Ale. Brewed in small batches exclusively for the Northwest, this ale is unfiltered so beer drinkers can enjoy the full flavor characteristics. Chinook Copper is appetizingly fruity with light maltiness and a very pleasant piney hint in the aroma. It has a beautiful opalescence from a small amount of yeast suspended in the beer.
      Winterhook. A rich, seasonal holiday ale formulated specially each year for cold-weather enjoyment, Winterhook typically is deep in color and rich in flavor, with complex flavors and a warm finish. Winterhook is available during fall and winter months.
      Redhook Sunrye Ale. Gently roasted barley, delicate hops and a touch of rye combine for a very balanced beer. Slightly unfiltered to exude a pearl glow, Sunrye is styled for warm weather refreshment. Sunrye is available from April through September.
      Redhook Nut Brown Ale. A malty ale with a hint of sweetness in the finish. The combination of six barley malts and two hop varieties results in a surprisingly smooth, well-balanced dark beer. Nut Brown Ale is available during the late winter and early spring.
      The Company also produces Widmer Hefeweizen in the eastern United States under license from Widmer. Widmer Hefeweizen is a golden unfiltered wheat beer that is truly cloudy and clearly superb. Widmer Hefeweizen is one of the leading American style Hefeweizen sold in the U.S. and best served with a lemon wedge.
      In January 2003, the Company entered into the licensing agreement with Widmer to produce and sell the Widmer Hefeweizen brand in states east of the Mississippi River. Brewing of this product, which began in February 2003, is conducted at the New Hampshire Brewery under the supervision and assistance of Widmer’s brewing staff to insure their brand’s quality and matching taste profile. The term of this agreement is for five years, with an additional one-year automatic renewal unless either party elects to terminate the arrangement. The agreement may be terminated by either party at any time without cause pursuant to 150 days notice. The agreement may be terminated for cause by either party under certain conditions. During the term of this agreement, Redhook will not brew, advertise, market, or distribute any product that is labeled or advertised as a “Hefeweizen” or any similar product in the agreed upon eastern territory. Brewing and selling of Redhook’s Hefe-weizen was discontinued in conjunction with this agreement. This agreement, for the eastern United States only, is expected to increase capacity utilization and has strengthened the Company’s product portfolio. The Company shipped 17,800 and 12,000 barrels of Widmer Hefeweizen during 2004 and 2003, respectively. In conjunction with the Company’s discontinuation of Redhook Hefe-weizen, shipments of Redhook Hefe-weizen in 2003 declined approximately 8,000 barrels. A licensing fee of $266,000 and $166,000 due to Widmer is reflected in the Company’s statement of operations for the years ended December 31, 2004 and 2003, respectively.
      The Company also produces Pacific Ridge in the western United States. In December 2003, the Company entered into a purchase and sale agreement with A-B for the purchase of the Pacific Ridge brand, trademark and related intellectual property. In consideration, the Company agreed to pay A-B a fee for 20 years based upon the Company’s sales of the brand. The Company shipped approximately 5,400 barrels of Pacific Ridge during the year ended December 31, 2004. A fee of $80,000 due to A-B is reflected in the Company’s statements of operations for the year ended December 31, 2004.
      In an effort to be responsive to varying consumer style and flavor preferences, the Company also periodically engages in the development and testing of new products. The Company believes that the continued success of craft brewers will be affected by their ability to be innovative and attentive to consumer desires for new and distinctive taste experiences while maintaining consistently high product quality. The Company’s breweries allow it to produce small-batch experimental ales within three weeks. Experimental products are periodically developed and typically produced in draft form only for on-premise test marketing at the Company’s pubs and selected retail sites. If the initial consumer reception of an experimental brew is sufficiently positive, then its taste and formula are refined, as necessary, and a new Redhook brand may be created. Redhook India Pale Ale, Redhook Nut Brown Ale, and Redhook Blonde Ale are examples of products that were developed in this manner.
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
[REDHOOK ALE BREW PROCESS GRAPHIC]
      Brewing Equipment. The Company uses highly automated small-batch brewing equipment. The Washington Brewery employs a 100-barrel mash tun, lauter tun, wort receiver, wort kettle, whirlpool kettle, five 70,000-pound, one 35,000-pound and two 25,000-pound grain silos, two 100-barrel, fifty-four 200-barrel, and ten 600-barrel fermenters, and two 300-barrel and four 400-barrel bright tanks. The New Hampshire Brewery employs a 100-barrel mash tun, lauter tun, wort receiver, wort kettle, whirlpool kettle, three 70,000-pound and two 35,000-pound grain silos, nine 100-barrel, two 200 barrel and eighteen 400-barrel fermenters, two 200-barrel and four 400-barrel bright tanks, and an anaerobic waste-water treatment facility which completes the process cycle. Both breweries use advanced microfiltration technology, including a diatomaceous earth pad filter and sterile filtration.
      Packaging. The Company packages its craft beers in both bottles and kegs. Both of the Company’s breweries have fully automated bottling and keg lines. The bottle filler at both breweries utilizes a carbon dioxide environment during bottling that is designed to ensure that minimal oxygen is dissolved in the beer, thereby extending product shelf life.
      Quality Control. The Company monitors production and quality control at both of its breweries with central coordination at the Washington Brewery. Both the Washington and New Hampshire breweries have an on-site laboratory where microbiologists and lab technicians supervise on-site yeast propagation, monitor product quality, test products, measure color and bitterness, and test for oxidation and unwanted bacteria. The Company also regularly utilizes outside laboratories for independent product analysis.
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
Product Distribution
      The Company’s products are available for sale directly to consumers in draft and bottles at restaurants, bars and liquor stores, as well as in bottles at supermarkets, warehouse clubs, convenience stores and drug stores. Like substantially all craft brewers, the Company’s products are delivered to these retail outlets through a network of local distributors whose principal business is the distribution of beer and, in some cases, other alcoholic beverages, and who traditionally have local distribution relationships with one or more national beer brands. To promote and educate the public on the Company’s products, Redhook also offers its products directly to consumers at the Company’s two on-premise retail establishments located at the Company’s breweries, the Forecasters Public House in Woodinville, Washington and the Cataqua Public House in Portsmouth, New Hampshire.
      Prior to establishing a distribution relationship with A-B in 1994, the Company distributed its products regionally through distributors, many of which were part of the A-B distribution network, in eight western states: Washington, California (northern), Oregon, Idaho, Montana, Wyoming, Colorado and Alaska. In October 1994, the Company entered into a distribution agreement with A-B (“Distribution Alliance” or the “Alliance”) pursuant to which the Company began distributing its products, for any new markets entered, exclusively through this agreement. Existing wholesalers continued to distribute the Company’s products outside of the Distribution Alliance.
      On July 1, 2004, the Company entered into a new distribution agreement with A-B (the “A-B Distribution Agreement”) pursuant to which the Company continues to sell its product in the midwest and eastern United States through sales to A-B and distribution through the A-B distribution network.
      On July 1, 2004, the Company also entered into agreements with Widmer Brothers Brewing Company with respect to the operation of their joint venture sales and marketing entity, Craft Brands. Under their agreements with Craft Brands, the Company manufactures and sells its product to Craft Brands at a price substantially below wholesale pricing levels; Craft Brands, in turn, advertises, markets, sells and distributes the product to wholesale outlets in the western United States through a distribution agreement between Craft Brands and A-B.
      Currently, there are no Company products distributed by a wholesaler that are not distributed pursuant to the A-B Distribution Agreement or the distribution agreement between Craft Brands and A-B.
      For additional information regarding the Company’s relationship with A-B and Craft Brands, see “Relationship with Anheuser-Busch, Incorporated” and “Relationship with Craft Brands Alliance LLC” below.
      A-B, whose products accounted for approximately 49.6% of total beer shipped by volume in the U.S., including imports, distributes its products throughout the United States through a network of more than 580 wholesale distributors, most of whom are geographically contiguous and independently owned and operated and 15 branches owned and operated by A-B. The Company believes that the typical A-B distributor is financially stable and has both a long-standing presence and a substantial market share of beer sales in its territory.
      Redhook chose to align itself with A-B through the 1994 Distribution Alliance and again through the 2004 A-B Distribution Agreement and Craft Brands’ distribution agreement with A-B to provide access to quality distribution throughout the United States. The Company was the first and is the largest independent craft brewer to have a formal distribution agreement with a major U.S. brewer. Management believes that the Company’s competitors in the craft beer segment generally negotiate distribution relationships separately with distributors in each locality and, as a result, typically distribute through a variety of wholesalers representing differing national beer brands with uncoordinated territorial boundaries. Because A-B’s distributors are assigned territories that generally are contiguous, the distribution relationship with A-B enables the Company to reduce the gaps and overlaps in distribution coverage often experienced by the Company’s competitors.
      During the last six months of 2004, the Company sold approximately 38,000 barrels to A-B through the A-B Distribution Agreement, accounting for approximately 36% of the Company’s sales volume for the same period. Also during this same period, the Company shipped approximately 64,000 barrels, or 61% of the Company’s sales volume, to Craft Brands.
      For the six months ended June 30, 2004, the Company shipped its products to 495 Alliance distribution points, accounting for 84,000 barrels, or 74% of the Company’s total sales volume for the same period. In addition, sales through wholesalers that were part of the A-B distribution network but that were not part of the Alliance accounted for an additional 22%, or 24,000 barrels, of the Company’s sales volume.
      In 2003, the Company shipped its products to 527 Alliance distribution points, accounting for 166,000 barrels, or 72% of the Company’s sales volume. In addition, sales through wholesalers that were part of the A-B distribution network but that were not part of the Alliance accounted for an additional 25% of the Company’s sales volume in 2003.
      The Company’s most significant wholesaler, K&L Distributors, Inc. (“K&L”), is responsible for distribution of the Company’s products in most of King County, Washington, including Seattle, Washington. K&L accounted for approximately 13% of total sales volume in the 2004, 2003, and 2002. Shipments of the Company’s product to K&L during the last six months were made through Craft Brands.
Relationship with Anheuser-Busch, Incorporated
      On July 1, 2004, the Company completed the restructuring of its ongoing relationship with A-B. Pursuant to an exchange and recapitalization agreement between the Company and A-B (the “Exchange and Recapitalization Agreement”), the Company issued 1,808,243 shares of its common stock (“Common Stock”) to A-B in exchange for 1,289,872 shares of Series B Preferred Stock held by A-B. The Series B Preferred Stock, reflected in the Company’s July 1, 2004 balance sheet at approximately $16.3 million, was subsequently cancelled. In connection with the exchange, the Company also paid $2.0 million to A-B in November 2004. As of December 31, 2004, A-B owned approximately 33.7% of the Company’s Common Stock. A-B was also granted certain contractual registration rights with respect to its shares of the Company’s Common Stock.
      Additionally, pursuant to the Exchange and Recapitalization Agreement, A-B is entitled to designate two members of the board of directors of the Company. A-B also generally has the contractual right to have one of its designees sit on each committee of the board of directors of the Company. The Exchange and Recapitalization Agreement contains limitations on, among other matters, the Company’s ability to issue equity securities or acquire or sell assets or stock, amend its Articles of Incorporation or bylaws, grant board representation rights, enter into certain transactions with affiliates, distribute its products in the United States other than through A-B, Craft Brands or as provided in the A-B Distribution Agreement, voluntarily delist or terminate its listing on the Nasdaq Stock Market, or dispose any of its interest in Craft Brands, without the prior consent of A-B. Further, if the new A-B Distribution Agreement described below or the distribution agreement between Craft Brands and A-B is terminated, or the distribution of Redhook products is terminated by Craft Brands under the distribution agreement between Craft Brands and A-B, A-B has the right to solicit and negotiate offers from third parties to purchase all or substantially all of the assets or securities of the Company or to enter into a merger or consolidation transaction with the Company and the right to cause the board of directors of the Company to consider any such offer.
      On July 1, 2004, the Company also entered into a new A-B Distribution Agreement. The A-B Distribution Agreement provides for the distribution of the Company’s products in the midwest and eastern United States (the “Eastern Territory”), which represents those states not covered by the supply, distribution and licensing agreement between the Company and Craft Brands. The structure of the new A-B Distribution

Agreement is substantially similar to the Company’s prior arrangement with A-B. Under the A-B Distribution Agreement, the Company has granted A-B the first right to distribute Redhook products, including future new products, in the Eastern Territory. The Company is responsible for marketing its products to A-B’s distributors in the Eastern Territory, as well as to retailers and consumers. The A-B distributors then place orders with the Company, through A-B, for Redhook products. The Company separately packages and ships the orders in refrigerated trucks to the A-B distribution center nearest to the distributor or, under certain circumstances, directly to the distributor.
      The new A-B Distribution Agreement has a term that expires on December 31, 2014, subject to automatic renewal for an additional ten-year period unless A-B provides written notice of non-renewal to the Company on or prior to June 30, 2014. The A-B Distribution Agreement is also subject to early termination, by either party, upon the occurrence of certain events. The A-B Distribution Agreement may be terminated immediately, by either party, upon the occurrence of any one or more of the following events:

1)	a material default by the other party in the performance of any of the provisions of the A-B Distribution Agreement or any other agreement between the parties, which default is either:

i)	curable within 30 days, but is not cured within 30 days following written notice of default; or

ii)	not curable within 30 days and either:

(1)	the defaulting party fails to take reasonable steps to cure as soon as reasonably possible following written notice of such default; or

(2)	such default is not cured within 90 days following written notice of such default;

2)	default by the other party in the performance of any of the provisions of the A-B Distribution Agreement or any other agreement between the parties, which default is not described in (a) above and which is not cured within 180 days following written notice of such default;

3)	the making by the other party of an assignment for the benefit of creditors; or the commencement by the other party of a voluntary case or proceeding or the other party’s consent to or acquiescence in the entry of an order for relief against such other party in an involuntary case or proceeding under any bankruptcy, reorganization, insolvency or similar law;

4)	the appointment of a trustee or receiver or similar officer of any court for the other party or for a substantial part of the property of the other party, whether with or without the consent of the other party, which is not terminated within 60 days from the date of appointment thereof;

5)	the institution of bankruptcy, reorganization, insolvency or liquidation proceedings by or against the other party without such proceedings being dismissed within 90 days from the date of the institution thereof;

6)	any representation or warranty made by the other party under or in the course of performance of the A-B Distribution Agreement that is false in material respects; or

7)	the distribution agreement between Craft Brands and A-B is terminated or the distribution thereunder of the products of Redhook is terminated pursuant to its terms.
      Additionally, the A-B Distribution Agreement may be terminated by A-B, upon six months’ prior written notice to the Company, in the event:

1)	the Company engages in certain Incompatible Conduct which is not curable or is not cured to A-B’s satisfaction (in A-B’s sole opinion) within 30 days. Incompatible Conduct is defined as any act or omission of the Company that, in A-B’s determination, damages the reputation or image of A-B or the brewing industry.

2)	any A-B competitor or affiliate thereof acquires 10% or more of the outstanding equity securities of the Company, and one or more designees of such person becomes a member of the board of directors of the Company;

3)	the current chief executive officer of the Company ceases to function as chief executive officer and within six months of such cessation a successor satisfactory in the sole, good faith discretion of A-B is not appointed;

4)	the Company is merged or consolidated into or with any other person or any other person merges or consolidates into or with the Company; or

5)	A-B or its corporate affiliates incur any liability or expense as a result of any claim asserted against them by or in the name of the Company or any shareholder of the Company as a result of the equity ownership of A-B or its affiliates in the Company, or any equity transaction or exchange between A-B or its affiliates and the Company, and the Company does not reimburse and indemnify A-B and its corporate affiliates on demand for the entire amount of such liability and expense.

Fees
      Generally, the Company pays the following fees to A-B in connection with the sale of the Company’s products:
      Margin. The Margin was paid on all sales through the 1994 Distribution Alliance and is currently payable on all sales through the 2004 A-B Distribution Agreement.
      Through June 30, 2004, the Margin was paid on all sales through the Distribution Alliance. The Margin did not apply to sales to wholesalers and others that were part of the A-B distribution network but that were not part of the Distribution Alliance, including most sales to Washington State wholesalers, sales to non-A-B wholesalers, sales by the Company’s retail operations, and dock sales. For the six months ended June 30, 2004, the Margin was paid to A-B on shipments totaling 84,000 barrels to 495 Alliance distribution points. For the year ended December 31, 2003, the Margin was paid to A-B on shipments totaling 166,000 barrels to 527 Alliance distribution points.
      The July 1, 2004 A-B Distribution Agreement modified the Margin fee structure such that the Margin per barrel shipped increased and is paid on all sales through the new A-B Distribution Agreement. The Margin does not apply to sales to the Company’s retail operations or to dock sales. The Margin also does not apply to the Company’s sales to Craft Brands because Craft Brands pays a comparable fee to A-B on its resale of the product. For the six month period ended December 31, 2004, the Margin was paid to A-B on shipments totaling 38,000 barrels to 371 distribution points.
      In addition, the Exchange and Recapitalization Agreement provided that the Margin be retroactively increased to the rate provided in the Distribution Agreement for all shipments (excluding sales by the Company’s retail operations and dock sales) in June 2004. The incremental Margin per barrel was paid on approximately 20,000 barrels.
      The Margin is reflected as a reduction of sales in the Company’s statement of operations.
      Invoicing Cost. The Invoicing Cost was paid on all sales through the 1994 Distribution Alliance and is currently payable on all sales through the 2004 A-B Distribution Agreement.
      Through June 30, 2004, this cost was paid on sales through the Distribution Alliance where the wholesaler placed the order through the A-B order management system and payment to the Company was processed through A-B. This cost did not apply to sales to wholesalers that were part of the A-B distribution network but that were not part of the Distribution Alliance. The basis of the cost was number of pallet lifts.
      After June 30, 2004, this cost is payable on sales through the new A-B Distribution Agreement. The fee does not apply to sales by the Company’s retail operations or to dock sales. The cost also does not apply to the Company’s sales to Craft Brands because Craft Brands pays a comparable fee to A-B.
      The fee per pallet lift remained unchanged during 2004.
      Staging Cost and Cooperage Handling Cost. The Staging Cost was paid on all sales through the Distribution Alliance and is payable on all sales through the A-B Distribution Agreement that are delivered to an A-B brewery or A-B distribution facility. The fee does not apply to product shipped directly to a wholesaler. Cooperage Handling Charge was paid on all draft beer sales through the Distribution Alliance and is payable on all draft sales through the A-B Distribution Agreement that are delivered to a wholesaler support center or directly to a wholesaler. The basis for these fees is number of pallet lifts. These fees per pallet lift remained unchanged during 2004.
      Inventory Manager Fee. The Inventory Manager Fee is paid to reimburse A-B for a portion of the salary of a corporate inventory management employee, a substantial portion of whose responsibilities are to coordinate and administer logistics of the Company’s product distribution to wholesalers. This fee decreased in the second half of 2004 because Craft Brands assumed a portion of the fee.
      The Invoicing Cost, Staging Cost, Cooperage Handling Charge and Inventory Manager Fee are reflected in cost of sales in the Company’s statement of operations. These fees totaled approximately $406,000 and $300,000 for the years ended December 31, 2004 and 2003, respectively.
      Management believes that the benefits of the distribution arrangement with A-B, particularly the potential for increased sales volume and efficiencies in delivery, state reporting and licensing, billing and collections, are significant to the Company’s business. The Company believes that the existence of the A-B Distribution Agreement, presentations by Redhook’s management at A-B’s distributor conventions, A-B communications about Redhook in printed distributor materials, and A-B-supported opportunities for Redhook to educate A-B distributors about its specialty products has resulted in increased awareness of and demand for Redhook products among A-B’s distributors.
      If the A-B Distribution Agreement were terminated early, as described above, it would be extremely difficult for the Company to rebuild its distribution network without a severe negative impact on the Company’s sales and results of operations. It is likely that the Company would need to raise additional funds to develop a new distribution network. There cannot be any guarantee that the Company would be able to successfully rebuild all, or part, of its distribution network or that any additional financing would be available when needed, or that any such financing would be on commercially reasonable terms.
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
Relationship with Craft Brands Alliance LLC
      On July 1, 2004, the Company entered into agreements with Widmer with respect to the operation of Craft Brands. Craft Brands is a joint venture between the Company and Widmer that purchases products from the Company and Widmer and markets, advertises, sells and distributes these products in the Western Territory pursuant to a distribution agreement with A-B (the “Craft Brands Distribution Agreement”). The Western Territory includes the following western states: Alaska, Arizona, California, Colorado, Hawaii, Idaho, Montana, New Mexico, Nevada, Oregon, Washington and Wyoming. The Company and Widmer are each a 50% member of Craft Brands and each has the right to designate two directors to its six member board. A-B is entitled to designate the remaining two directors.
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
      Additionally, to the extent cash flow from operations and borrowings from financial institutions are not sufficient for Craft Brands to meet its obligations, the Company and Widmer are obligated to lend to Craft Brands the funds that the president of Craft Brands deems necessary to meet such obligations.
      After giving effect to the allocation of the Special Marketing Expense, which is allocated 100% to Redhook, and giving effect to income attributable to the shipments of the Kona brand, which is shared differently between the Company and Widmer through 2006, the Operating Agreement dictates that remaining profits and losses of Craft Brands are allocated between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively (the “Cash Flow Percentages”). Net cash flow, if any, will generally be distributed monthly to the Company and Widmer based upon the Cash Flow Percentages. No distribution will be made to the Company or Widmer unless, after the distribution is made, the assets of Craft Brands will be in excess of its liabilities, with the exception of liabilities to members, and Craft Brands will be able to pay its debts as they become due in the ordinary course of business.
      The Company has also entered into a supply, distribution and licensing agreement with Craft Brands (the “Supply and Distribution Agreement”). Under the Supply and Distribution Agreement, the Company manufactures and sells its product directly to Craft Brands (except in states where laws require sales to be made directly from Redhook to wholesalers) and Craft Brands advertises, markets and distributes the products to retail outlets in the Western Territory through the Craft Brands Distribution Agreement. The Company has granted Craft Brands a license to use Redhook intellectual property in connection with these efforts to advertise, market, sell and distribute the Company’s products in the Western Territory. The Supply and Distribution Agreement also gives the Company the right to manufacture certain products of Widmer for sale to Craft Brands if Widmer is unable to manufacture the quantity ordered by Craft Brands. In addition, if sales of the Company’s products decrease as compared to previous year sales, the Company will have an option to manufacture Widmer products in an amount equal to the lower of (i) the Company’s product decrease or (ii) the Widmer product increase.
      The Supply and Distribution Agreement also provides that Craft Brands may elect to discontinue distributing a Redhook product if sales volume of such product declines to less than 20% of the total volume of all Redhook products and the volume of Redhook’s product in the prior year decreased by more than 10% as compared to the year prior. The territory covered by the Supply and Distribution Agreement may be expanded to cover one or more of the following states, at Craft Brands’ request: Arkansas, Iowa, Kansas, Louisiana, Minnesota, Missouri, Nebraska, North Dakota, Oklahoma, South Dakota and Texas.
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
      The Supply and Distribution Agreement has an indefinite term, subject to early termination upon the occurrence of certain events. The Supply and Distribution Agreement may be terminated immediately, by either party, upon the occurrence of any one or more of the following events:

1)	the other party fails to timely make any payment required under the Supply and Distribution Agreement for a period of 60 days following written notice thereof;

2)	the other party fails to perform any other material obligation under the Supply and Distribution Agreement and such failure remains uncured for a period of 60 days following written notice thereof;

3)	the other party becomes the subject of insolvency or bankruptcy proceedings, ceases doing business, makes an assignment of assets for the benefit of creditors, dissolves, or has a trustee appointed for all or a substantial portion of such party’s assets;

4)	any government authority makes a final decision invalidating a substantial portion of the Supply and Distribution Agreement;

5)	either party finds that complying with any law or regulation relating to fulfilling its obligations under the Supply and Distribution Agreement would be commercially unreasonable and failure to comply with the law or regulation would subject such party or any of its personnel to a monetary or criminal penalty; or

6)	the Craft Brands Distribution Agreement with A-B terminates for any reason; or

7)	the Operating Agreement terminates for any reason.
      Additionally, Craft Brands may, upon notice to Redhook, terminate the Supply and Distribution Agreement if Redhook causes Craft Brands to be in default in its obligations under the Craft Brands Distribution Agreement and Redhook either (a) fails to take all actions necessary to cause Craft Brands to cure such default or (b) fails to pay on demand certain direct or indirect costs arising out of or related to such default. Craft Brands may also terminate the Supply and Distribution Agreement and cease advertising, marketing, or distributing one or more of the Company’s products if an event of default occurs under the Craft Brands Distribution Agreement that gives A-B the right to terminate that agreement and Redhook caused such event of default.
      If the Supply and Distribution Agreement were terminated early, as described above, it would be extremely difficult for the Company to rebuild its distribution network in the Western Territory without a severe negative impact on the Company’s sales and results of operations. It is likely that the Company would need to raise additional funds to develop of a new distribution network. There cannot be any guarantee that the Company would be able to successfully rebuild all, or part, of its distribution network or that any additional financing would be available when needed, or that any such financing would be on commercially reasonable terms. Additionally, termination of the Supply and Distribution Agreement could cause a default under the Craft Brands Distribution Agreement, which could in turn cause the Company to be in default under the A-B Distribution Agreement.
      The Company has assessed its investment in Craft Brands pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 Revised, Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51 (“FIN 46R”), and has concluded that its investment in Craft Brands meets the definition of a variable interest entity but that the Company is not the primary beneficiary. In accordance with FIN 46R, the Company has not consolidated the financial statements of Craft Brands with the financial statements of the Company, but instead accounted for its investment in Craft Brands under the equity method, as outlined by Accounting Principle Board Opinion (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. In 2004, the Company recognized $1,123,000 of undistributed earnings related to its investment in Craft Brands and received cash distributions of $903,000, representing its share of the net cash flow of Craft Brands. The Company’s share of the earnings of Craft Brands contributed a significant portion of income to the Company’s results of operations. Separate financial statements for Craft Brands are filed with the Company’s Form 10-K for the year ended December 31, 2004, Part IV., in Item 15. Exhibits and Financial Statement Schedules, in accordance with Rule 3-09 of Regulation S-X.
Sales and Marketing
      The Company promotes its products through a variety of advertising programs with its wholesalers; by training and educating wholesalers and retailers about the Company’s products; through promotions at local festivals, venues, and pubs; by utilizing the pubs located at the Company’s two breweries; through price discounting; and, most recently, through Craft Brands.

      The Company has participated in advertising programs to varying degrees over the past five years. Prior to 1999, the Company engaged in very limited advertising to market its products. In order to increase brand awareness and capture a larger share of the fragmented craft beer market, the Company determined that a significant increase in spending on advertising and promotion was necessary. During 1999 and 2000, the Company primarily utilized radio, billboard and print advertising in key markets, while also participating to a small degree in a co-operative program with its distributors. In 2001, the Company allocated a larger share of its advertising spending to this co-operative program whereby the Company’s spending is matched dollar for dollar by the distributor. In 2002, 2003 and 2004, the Company continued its co-operative advertising and promotion program while reducing even further those advertising expenditures where the Company funded the entire program. The Company believes that the financial commitment as well as the distributor’s knowledge of the local market result in an advertising and promotion program that is targeted in a manner that will best promote Redhook and align the Company’s interests with those of its wholesalers. Expenditures for the co-op program and media advertising program totaled $700,000, $1.6 million and $1.9 million in 2004, 2003 and 2002, respectively. Upon the formation of Craft Brands, programs in the western United States markets were suspended. The Company continued to participate in the co-op advertising and promotion program and limited media advertising in select eastern United States markets through the remainder of 2004.
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
      The Company’s sales representatives devote considerable effort to the promotion of on-premise consumption at participating pubs and restaurants. The Company believes that educating retailers about the freshness and quality of the Company’s products will in turn allow retailers to assist in educating consumers. The Company considers on-premise product sampling and education to be among its most effective tools for building brand awareness with consumers and establishing word-of-mouth reputation. On-premise marketing is also accomplished through a variety of other point-of-sale tools, such as neon signs, tap handles, coasters, table tents, banners, posters, glassware and menu guidance. The Company seeks to identify its products with local markets by participating in or sponsoring cultural and community events, local music and other entertainment venues, local craft beer festivals and cuisine events, and local sporting events.
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
      The Craft Brands joint sales and marketing organization serves the operations of Redhook and Widmer in the Western Territory by advertising, marketing, selling and distributing both companies’ products to wholesale outlets through a distribution agreement between Craft Brands and A-B. Similar to the Company, Craft Brands promotes its products through a variety of advertising programs with its wholesalers; through training and education of wholesalers and retailers; through promotions at local festivals, venues, and pubs; by utilizing the pubs located at the Company’s two breweries; and through price discounting. Management believes that, in addition to achieving certain synergies by combining sales and marketing forces, Craft Brands is able to capitalize on both companies’ sales and marketing skills and complementary product portfolios. The Company believes that the combination of the two brewers’ complementary brand portfolios, led by one focused sales and marketing organization, will not only deliver financial benefits, but will also deliver greater impact at the point of sale.
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
      The craft beer segment is highly competitive due to the proliferation of small craft brewers, including contract brewers, and the large number of products offered by such brewers. Craft brewers have also encountered more competition as their peers expand distribution. Just as Redhook expanded distribution of its products to markets outside of its home in the Pacific Northwest, so have other craft brewers expanded distribution of their products to other regions of the country, leading to an increase in the number of craft brewers in any given market. Redhook has encountered strong competition from microbreweries, from other regional specialty brewers such as Sierra Nevada Brewing Company and New Belgium Brewing Company, as well as from contract brewers such as Boston Beer Company. Because the number of participants and number of different products offered in this segment have increased significantly in the past ten years, the competition for bottled product placements and especially for draft beer placements has intensified. Although certain of these competitors distribute their products nationally and may have greater financial and other resources than the Company, management believes that the Company possesses certain competitive advantages, including its Company-owned production facilities and its relationship with A-B and Craft Brands.
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

      In the past few years, several major distilled spirits producers and national brewers have introduced flavored alcohol beverages. These products, such as Smirnoff Ice, SKYY Blue, Bacardi Silver and Mike’s Hard Lemonade, initially demonstrated strong sales and appeared to draw a portion of overlapping consumers away from imports and craft beers. While industry specialists estimate that 2004 sales growth rates of some of these products have leveled off or declined, flavored alcohol beverages, in general, continue to be supported by significant advertising spending. The producers of many of these products have significantly greater financial resources than the Company. The success of the flavored alcohol beverages will likely subject the Company to increased competition.
      Competition for consumers of craft beers has also come from wine and spirits. Some of the growth in the past five years in the wine and spirits market, industry sources believe, has been drawn away from the beer market. This growth appears to be attributable to competitive pricing, television advertising, increased merchandising, and increased consumer interest in spirits.
      A significant portion of the Company’s sales continue to be in the Pacific Northwest region, which the Company believes is one of the most competitive craft beer markets in the United States, both in terms of number of market participants and consumer awareness. The Company faces extreme competitive pressure in Washington State, which is not only the Company’s largest market but is also its oldest market. Since 1997, the Company has experienced a decline in sales volume in Washington State of approximately 17%, significantly impacted by a 12% decline in 2004 volume over 2003 volume. The Company believes that the Pacific Northwest, and Washington State in particular, offers significant competition to its products, not only from other craft brewers but also from the growing wine market and from flavored alcohol beverages. This intense competition is magnified because the Company’s brand is viewed as being relatively mature. Recent focus studies have indicated that, while the Company’s brand does possess brand awareness among target consumers, it also appears to not attract key consumers who seem to be more interested in experimenting with new products. These recent focus studies have resulted in Craft Brands focusing its 2005 marketing efforts on the Pacific Northwest market in an effort to stimulate demand. In addition, shipments in Washington State in late 2003 and all of 2004 appear to have been significantly impacted by the formation of Craft Brands. Management believes that the beer industry is influenced, both positively and negatively, by individual relationships. In Washington State, where some of those relationships have existed for many years, the formation of Craft Brands appears to have had some short-term negative impact on those relationships. Some of the Company’s relationships with wholesalers and retailers suffered as a result of the transition to Craft Brands. The transition took longer than anticipated and nearly all Company sales staff responsible for the Washington State market left the Company. While the Company believes that the Craft Brands sales staff is reestablishing those relationships and that sales of the Company’s products will stabilize, the process is expected to take some time. The impact that Craft Brands will have on future sales in Washington state and the rest of its Western Territory is yet to be determined and may not be quantifiable for some time.
Regulation
      The Company’s business is highly regulated at federal, state and local levels. Various permits, licenses and approvals necessary to the Company’s brewery and pub operations and the sale of alcoholic beverages are required from various agencies, including the U.S. Treasury Department, Alcohol and Tobacco Tax and Trade Bureau (the “TTB”), formerly the Bureau of Alcohol, Tobacco and Firearms; the United States Department of Agriculture; the United States Food and Drug Administration; state alcohol regulatory agencies in the states in which the Company sells its products; and state and local health, sanitation, safety, fire and environmental agencies. In addition, the beer industry is subject to substantial federal and state excise taxes, although the Company benefits from favorable treatment granted to brewers producing less than 2 million barrels per year.
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
      In addition to the regulations imposed by the TTB, the Company’s breweries are subject to various regulations concerning retail sales, pub operations, deliveries and selling practices in states in which the Company sells its products. Failure of the Company to comply with applicable federal or state regulations could result in limitations on the Company’s ability to conduct its business. The TTB’s permits can be revoked for failure to pay taxes, to keep proper accounts, to pay fees, to bond premises, to abide by federal alcoholic beverage production and distribution regulations, or if holders of 10% or more of the Company’s equity securities are found to be of questionable character. Permits from state regulatory agencies can be revoked for many of the same reasons.
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
Trademarks
      The Company has obtained U.S. trademark registrations for the marks for Ballard Bitter, Blackhook, India Pale Ale — Ballard Bitter, Pacific Ridge, Redhook, Redhook ESB, Sunrye and Winterhook. In addition, the Company has obtained U.S. trademark registrations for the corresponding logo designs for Blackhook, Redhook and Winterhook, and a U.S. trademark registration in printed form for Redhook Doubleblack Stout.

The Company has also obtained U.S. trademark registrations for Forecasters and Trolleyman. The Redhook mark and certain other Company marks are also registered in various foreign countries. The Company regards its Redhook and other trademarks as having substantial value and as being an important factor in the marketing of its products. The Company is not aware of any infringing uses that could materially affect its current business or any prior claim to the trademarks that would prevent the Company from using such trademarks in its business. The Company’s policy is to pursue registration of its marks in its markets whenever possible and to oppose vigorously any infringement of its marks.
Employees
      At December 31, 2004, the Company had 176 employees, including 78 in production, 58 in the pubs, 24 in sales and marketing, and 16 in administration. Of these, 40 in the pubs, 3 in administration and 12 in production were part-time employees. In conjunction with the formation of Craft Brands, the sales force in the western United States and two officers left the Company in March 2004. The Company believes its relations with its employees to be good.

Item 2.	Properties
      The Company currently operates two highly automated small-batch breweries, one in the Seattle suburb of Woodinville, Washington and the other in Portsmouth, New Hampshire. See Notes 4 and 11 of the Notes to Financial Statements included elsewhere herein.
      The Washington Brewery. The Washington Brewery, located on approximately 22 acres (17 of which are developable) in Woodinville, Washington, a suburb of Seattle, is across the street from the Chateau Ste. Michelle Winery, next to the Columbia Winery and visible from a popular bicycle path. The Washington Brewery is comprised of an approximately 88,000 square-foot building, a 40,000 square-foot building and an outdoor tank farm. The two buildings house a 100-barrel brewhouse, fermentation cellars, filter rooms, grain storage silos, a bottling line, a keg filling line, dry storage, two coolers and loading docks. The brewery includes a retail merchandise outlet and the Forecasters Public House, a 4,000 square-foot family-oriented pub that seats 200 and features an outdoor beer garden that seats an additional 200. Additional entertainment facilities include a 4,000 square-foot special events room accommodating up to 250 people. The brewery also houses office space, a portion of which is occupied by the Company’s corporate office and the remainder of which is leased through September 2006. The brewery’s current production capacity is approximately 250,000 barrels per year under ideal brewing conditions. The Company purchased the land in 1993 and believes that its value has appreciated.
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
Paul S. Shipman (52) — President, Chief Executive Officer and Chairman of the Board
      Mr. Shipman is one of the Company’s founders and has served as its President since September 1981, Chairman of the Board since November 1992, and Chief Executive Officer since June 1993. Prior to founding the Company, Mr. Shipman was a marketing analyst for the Chateau Ste. Michelle Winery from 1978 to 1981. Mr. Shipman received his Bachelor’s degree in English from Bucknell University in 1975 and his Master’s degree in Business Administration from the Darden Business School, University of Virginia, in 1978. Since July 1, 2004, Mr. Shipman has served as a director of Craft Brands Alliance LLC.
David J. Mickelson (45) — Executive Vice President, Chief Financial Officer and Chief Operating Officer
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
Gerard C. Prial (50) — Vice President, East Coast Operations
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
Allen L. Triplett (46) — Vice President, Brewing
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
      There is no family relationship between any directors or executive officers of the Company.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      The Company’s Common Stock trades on the Nasdaq National Market under the trading symbol HOOK. The table below sets forth, for the fiscal quarters indicated, the reported high and low sale prices of the Company’s Common Stock, as reported on the Nasdaq National Market.

	High	Low

2004
First quarter	$3.000	$2.260
Second quarter	$2.740	$2.010
Third quarter	$4.300	$2.200
Fourth quarter	$3.750	$3.010
2003
First quarter	$2.400	$2.020
Second quarter	$2.860	$1.900
Third quarter	$2.600	$1.900
Fourth quarter	$3.410	$2.300
      As of March 11, 2005, there were 775 Common Stockholders of record, although the Company believes that the number of beneficial owners of its Common Stock is substantially greater.
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
      The following selected financial data should be read in conjunction with the Company’s Financial Statements and the Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The selected statement of operations and balance sheet data for, and as of the end of, each of the five years in the period ended December 31, 2004, are derived from the financial statements of the Company. The operating data are derived from unaudited information maintained by the Company.

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share and operating data)
Statement of Operations Data:
Sales	$36,640	$42,213	$40,913	$40,117	$37,837
Less Excise Taxes	3,268	3,498	3,465	3,412	3,425

Net Sales	33,372	38,715	37,448	36,705	34,412
Cost of Sales	27,171	28,702	27,597	26,740	24,581

Gross Profit	6,201	10,013	9,851	9,965	9,831
Selling, General and Administrative Expenses	7,639	11,689	10,910	11,817	11,747
Income from Equity Investment in Craft Brands	1,123	—	—	—	—
Craft Brands Shared Formation Expenses	535	—	—	—	—

Operating Income (Loss)	(850)	(1,676)	(1,059)	(1,852)	(1,916)
Interest Expense	189	192	230	394	593
Other Income (Expense) — Net(1)	116	59	30	249	1,453

Income (Loss) before Income Taxes	(923)	(1,809)	(1,259)	(1,997)	(1,056)
Income Tax Provision (Benefit)	30	30	(126)	(679)	(328)

Net Income (Loss)	$(953)	$(1,839)	$(1,133)	$(1,318)	$(728)

Basic Earnings (Loss) per Share	$(0.14)	$(0.30)	$(0.18)	$(0.19)	$(0.10)
Diluted Earnings (Loss) per Share	$(0.14)	$(0.30)	$(0.18)	$(0.19)	$(0.10)

Operating Data (in barrels):
Beer Shipped	216,400	228,800	225,900	223,100	212,600
Production Capacity, End of Period(2)	375,000	375,000	360,000	350,000	350,000

	December 31,

	2004	2003	2002	2001	2000

Balance Sheet Data (in thousands):
Cash and Cash Equivalents	$5,590	$6,123	$7,007	$6,364	$7,487
Working Capital	3,661	4,511	4,346	4,640	4,817
Total Assets	74,128	77,131	79,982	82,155	85,621
Long-term Debt, Net of Current Portion	5,175	5,625	6,075	6,525	6,975
Convertible Redeemable Preferred Stock	—	16,233	16,188	16,144	16,099
Common Stockholders’ Equity	61,462	47,916	50,027	52,474	54,502

(1)	Includes a gain of approximately $1.0 million for the year ended December 31, 2000, resulting from the July 2000 sale of a warehousing facility and land owned by the Company which was used as the keg filling, storage and shipping facility prior to the 1998 curtailment of brewery operations in the Fremont neighborhood of Seattle.

(2)	Based on the Company’s estimate of current production capacity of equipment, assuming ideal brewing conditions, installed as of the end of such period. Amounts do not reflect maximum designed production capacity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
      Since its formation, the Company has focused its business activities on the brewing, marketing and selling of craft beers in the United States. The Company produces its specialty bottled and draft products in two Company-owned breweries, one in the Seattle suburb of Woodinville, Washington and the other in Portsmouth, New Hampshire. Prior to July 1, 2004, the Company’s sales consisted predominantly of sales of beer to third-party distributors and A-B through the Company’s Distribution Alliance with A-B. Since July 1, 2004, the Company’s sales have consisted of sales of product to Craft Brands and A-B. The Company manufactures and sells its product to Craft Brands at a price substantially below wholesale pricing levels; Craft Brands, in turn, advertises, markets, sells and distributes the product to wholesale outlets in the western United States through a distribution agreement between Craft Brands and A-B. Profits and losses of Craft Brands are generally shared between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively. The Company continues to sell its product in the midwest and eastern United States through sales to A-B pursuant to the July 1, 2004 A-B Distribution Agreement. For additional information regarding Craft Brands and the A-B Distribution Agreement, see Item 1, Product Distribution — Relationship with Anheuser-Busch, Incorporated and — Relationship with Craft Brands Alliance LLC. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Craft Brands Alliance LLC ” below. In addition to sales of beer, the Company derives other revenues from sources including the sale of beer, food, apparel and other retail items in its two brewery pubs.
      For the year ended December 31, 2004, the Company had gross sales of $36,640,000, a decrease of 13.2% over gross sales of $42,213,000 for the year ended December 31, 2003. However, comparability of the Company’s 2004 operating results relative to the results for 2003 is significantly impacted by the July 1, 2004 formation of Craft Brands and the July 1, 2004 A-B Distribution Agreement, as sales for the second half of 2004 in the western United States were made to Craft Brands at discounted rates.
      The Company’s sales volume (shipments) decreased 5.4% to 216,400 barrels in 2004 as compared to 228,800 barrels in 2003. Sales in the craft beer industry generally reflect a degree of seasonality, with the first and fourth quarters historically being the slowest and the rest of the year typically demonstrating stronger sales. The Company has historically operated with little or no backlog, and its ability to predict sales for future periods is limited.
      The Company’s sales are affected by several factors, including consumer demand, price discounting and competitive considerations. The Company competes in the highly competitive craft brewing market as well as in the much larger specialty beer market, which encompasses producers of import beers, major national brewers that have introduced fuller-flavored products, and large spirit companies and national brewers that produce flavored alcohol beverages. Beyond the beer market, craft brewers also face competition from producers of wines and spirits. The craft beer segment is highly competitive due to the proliferation of small craft brewers, including contract brewers, and the large number of products offered by such brewers. Imported products from foreign brewers have enjoyed resurgence in demand since the mid-1990’s. Certain national domestic brewers have also sought to appeal to this growing demand for craft beers by producing their own fuller-flavored products. In last few years, the specialty segment has seen the introduction of flavored alcohol beverages, the consumers of which, industry sources generally believe, correlate closely with the consumers of the import and craft beer products. While sales of flavored alcohol beverages were initially very strong, these growth rates slowed in 2003 and 2004. The wine and spirits market has experienced a surge in the past several years, attributable to competitive pricing, increased merchandising, and increased consumer interest in spirits. Because the number of participants and number of different products offered in this segment have increased significantly in the past ten years, the competition for bottled product placements and especially for draft beer placements has intensified.
      In January 2003, the Company entered into a licensing agreement with Widmer Brothers Brewing Company to produce and sell the Widmer Hefeweizen brand in states east of the Mississippi River. Brewing of this product, which began in February 2003, is conducted at the New Hampshire Brewery under the supervision and assistance of Widmer’s brewing staff to insure their brand’s quality and matching taste profile. The term of this agreement is for five years, with an additional one-year automatic renewal unless either party elects to terminate the arrangement. The agreement may be terminated by either party at any time without cause pursuant to 150 days notice. The agreement may be terminated for cause by either party under certain conditions. During the term of this agreement, Redhook will not brew, advertise, market, or distribute any product that is labeled or advertised as a “Hefeweizen” or any similar product in the agreed upon eastern territory. Brewing and selling of Redhook’s Hefe-weizen was discontinued in conjunction with this agreement. This agreement, for the eastern United States only, is expected to increase capacity utilization and has strengthened the Company’s product portfolio. The Company shipped 17,800 and 12,000 barrels of Widmer Hefeweizen during 2004 and 2003, respectively. In conjunction with the Company’s discontinuation of Redhook Hefe-weizen, shipments of Redhook Hefe-weizen in 2003 declined approximately 8,000 barrels. A licensing fee of $266,000 and $166,000 due to Widmer is reflected in the Company’s statement of operations for the years ended December 31, 2004 and 2003, respectively.
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
      In addition to capacity utilization, other factors that could affect cost of sales and gross margin include sales to Craft Brands at a fixed transfer price substantially below wholesale pricing levels, changes in freight charges, the availability and prices of raw materials and packaging materials, the mix between draft and bottled product sales, the sales mix of various bottled product packages, and fees related to the Distribution Agreement with A-B.
      See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Considerations: Issues and Uncertainties.”
Results of Operations
      The following table sets forth, for the periods indicated, certain items from the Company’s Statements of Operations expressed as a percentage of net sales.

	Year Ended December 31,

	2004	2003	2002

Sales	109.8%	109.0%	109.3%
Less Excise Taxes	9.8	9.0	9.3

Net Sales	100.0	100.0	100.0
Cost of Sales	81.4	74.1	73.7

Gross Profit	18.6	25.9	26.3
Selling, General and Administrative Expenses	22.9	30.2	29.1
Income from Equity Investment in Craft Brands	3.4	—	—
Craft Brands Alliance Shared Formation Expenses	1.6	—	—

Operating Income (Loss)	(2.5)	(4.3)	(2.8)
Interest Expense	0.6	0.5	0.6
Other Income (Expense) — Net	0.3	0.2	0.1

Income (Loss) before Income Taxes	(2.8)	(4.6)	(3.3)
Income Tax Provision (Benefit)	0.1	0.1	(0.3)

Net Income (Loss)	(2.9)%	(4.7)%	(3.0)%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
      The following table sets, for the periods indicated, a comparison of certain items from the Company’s Statements of Operations:

	Year Ended
	December 31,
			Increase/	%
	2004	2003	(Decrease)	Change

	(In thousands except barrels)
Sales	$36,640	$42,213	$(5,573)	(13.2)%
Less Excise Taxes	3,268	3,498	(230)	(6.6)

Net Sales	33,372	38,715	(5,343)	(13.8)
Cost of Sales	27,171	28,702	(1,531)	(5.3)

Gross Profit	6,201	10,013	(3,812)	(38.1)
Selling, General and Administrative Expenses	7,639	11,689	(4,050)	(34.6)
Income from Equity Investment in Craft Brands	1,123	—	1,123	100.0
Craft Brands Alliance Shared Formation Expenses	535	—	535	100.0

Operating Income (Loss)	(850)	(1,676)	826	49.3
Interest Expense	189	192	(3)	(1.6)
Other Income (Expense) — Net	116	59	57	96.6

Income (Loss) before Income Taxes	(923)	(1,809)	886	49.0
Income Tax Provision (Benefit)	30	30	—	—

Net Income (Loss)	$(953)	$(1,839)	$886	48.2%

Beer Shipped (in barrels)	216,400	228,800	(12,400)	(5.4)%

      Sales. The following factors played a role in the $5,573,000 decline in total sales in 2004 as compared to 2003:

Sales to Craft Brands Alliance. Significantly impacting the comparability of 2004 to 2003 are those sales of Redhook product to Craft Brands in the second half of 2004. Approximately 29.5% of the 2004 total shipments were sold to Craft Brands at a price substantially below wholesale pricing levels. Redhook manufactures and sells its product to Craft Brands at a fixed transfer price; Craft Brands, in turn, advertises, markets, sells and distributes the product to wholesale outlets in the western United States through a distribution agreement between Craft Brands and A-B.

Shipments. Total Company shipments declined 5.4%. Total sales volume for 2004 decreased to 216,400 barrels from 228,800 barrels for the same period in 2003, the result of an 8.5% decrease in shipments of its packaged products and a 0.2% increase in shipments of the Company’s draft products. Since the mid 1990s, package beer sales have steadily increased as a percentage of total beer sales; this migration reversed slightly in 2004, with 62.8% of total shipments in 2004 being package shipments versus 64.9% in 2003. At December 31, 2004 and 2003, the Company’s products were distributed in 48 states.

Although shipments in the midwest and eastern United States decreased slightly, a 7.8% decline in West Coast volume, including a 12.0% decrease in shipments in Washington State, contributed to the majority of the overall sales volume decrease. A significant portion of the Company’s sales continue to be in the Pacific Northwest region, which the Company believes is one of the most competitive craft beer markets in the United States, both in terms of number of market participants and consumer awareness. The Company faces extreme competitive pressure in Washington State, which is not only the Company’s largest market but is also its oldest market. Since 1997, the Company has experienced a decline in sales volume in Washington State of approximately 17%. Management believes that the decline can be partially attributable to the relative maturity of the brand in this region and, more recently, the formation of Craft Brands. The Company believes that the beer industry is influenced by individual relationships.

The transition to Craft Brands impacted its established wholesaler and retailer relationships which, prior to Craft Brands, had existed for many years. Because the transition to Craft Brands took longer than anticipated, and because nearly all the Company’s sales staff responsible for Washington State left the Company, the Company and Craft Brands have had to re-establish many of these relationships with wholesalers and retailers. Sales have also been impacted by a reduction in the pricing promotions historically offered in this region.

Pricing and Fees. Total Company average revenue per barrel for 2004 was significantly impacted by sales of Redhook product to Craft Brands during the six months ended December 31, 2004. The Company sells its product to Craft Brands at a price substantially below historical wholesale pricing levels; Craft Brands, in turn, advertises, markets, sells and distributes the product to wholesale outlets in the western United States through a distribution agreement between Craft Brands and A-B. For the year ended December 31, 2004, sales to Craft Brands represented 29.5% of total shipments, or 64,000 barrels.

Redhook continues to sell its product at wholesale pricing levels in the midwest and eastern United States through sales to A-B. Average wholesale revenue per barrel on sales in the midwest and eastern United States showed modest improvement while fees that the Company paid to A-B on sales in these same regions increased pursuant to the July 1, 2004 Distribution Agreement with A-B. Improvement in average wholesale revenue per barrel was driven by strength in pricing in many of the Company’s markets, although the 2004 average revenue per barrel did experience some downward pressure as a result of the contract brewing arrangement, sold at a significantly lower revenue per barrel during the second quarter of 2004, with Widmer. Average wholesale revenue per barrel for draft products, excluding contract sales and net of discounts, increased approximately 1.3% in 2004 as compared to 2003. This increase in pricing accounted for approximately $130,000 of the change in total sales. Average wholesale revenue per barrel for bottle products, net of discounts, increased approximately 1.9% in 2004 as compared to 2003. This increase in pricing accounted for approximately $580,000 of the change in total sales. Seldom, if ever, are pricing changes driven by an inflationary period. Instead, pricing changes implemented by the Company generally follow pricing changes initiated by large domestic or import brewing companies. While the Company has implemented modest pricing increases during the past few years, some of the benefit has been offset by competitive promotions and discounting. Additionally, the Company may experience a decline in sales in certain regions following a price increase.

In connection with all sales through the Distribution Alliance prior to July 1, 2004, the Company paid a Margin fee to A-B. The July 1, 2004 A-B Distribution Agreement modified the Margin fee structure such that the Margin per barrel shipped increased and is paid on all sales through the new A-B Distribution Agreement. The Margin does not apply to sales to the Company’s retail operations or to dock sales. The Margin also does not apply to the Company’s sales to Craft Brands because Craft Brands pays a comparable fee to A-B on its resale of the product. The A-B Distribution Agreement also provides that the Company shall pay an additional fee on shipments that exceed shipments for the same territory during fiscal 2003. In addition, the Exchange and Recapitalization Agreement provided that the Margin be retroactively increased to the rate provided in the A-B Distribution Agreement for all shipments in June 2004. For the six month period ended December 31, 2004, the Margin was paid to A-B on shipments totaling 38,000 barrels to 371 distribution points. The incremental margin on June 2004 shipments was paid on approximately 20,000 barrels. For the six months ended June 30, 2004, the Margin was paid to A-B on shipments totaling 84,000 barrels to 495 Alliance distribution points. For the year ended December 31, 2003, the Margin was paid to A-B on shipments totaling 166,000 barrels to 527 Alliance distribution points. The Margin paid is reflected as a reduction of sales in the Company’s statement of operations.

Retail Operations and Other. Sales other than wholesale beer sales, primarily retail pub revenues, totaled $4,851,000 in 2004 compared to $4,581,000 in 2003. This increase was primarily a result of an improvement in overall pub activity, driven by favorable weather, increased attendance at events held at the breweries to promote the Company’s products, and modest pricing increases in some pub fare.

      Excise Taxes. Excise taxes decreased $230,000 to $3,268,000 in 2004 compared to $3,498,000 in 2003. The Company continues to be responsible for federal and state excise taxes for all shipments, including those to Craft Brands. The comparability of excise taxes as a percentage of net sales is impacted most significantly by the sale of Redhook product to Craft Brands at a price substantially below wholesale pricing levels, but also by average revenue per barrel, the proportion of pub sales to total sales, and the estimated annual average federal and state excise tax rates.
      Cost of Sales. Comparing 2004 to 2003, cost of sales decreased 5.3%, or $1,531,000, but remained flat on a per barrel basis. Freight costs declined by approximately 30% as the cost of shipping Redhook product in the western United States is now borne by Craft Brands, and the Company’s effort at streamlining its shipping relationships in the midwest and eastern United States has yielded additional savings. Improvement in the Company’s malted barley cost in 2004 was offset by increases in other indirect costs, including depreciation and production wages. Depreciation and production wages increased following the 2003 expansion of brewing capacity in the Company’s New Hampshire Brewery. Based upon the breweries’ combined current production capacity of 375,000 barrels in 2004 and 371,250 barrels for the same 2003 period, the utilization rates were 57.7% and 61.6%, respectively.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $4,050,000 to $7,639,000 from expenses of $11,689,000 for the year ended 2003, significantly impacted by the formation of Craft Brands as well as Company efforts to re-focus its sales and marketing spending in its primary markets. All advertising, marketing and selling costs in the western United States became the responsibility of Craft Brands on July 1, 2004. While the Company and Widmer sought the regulatory approval required for Craft Brands to become fully operational, they agreed to share certain sales-related costs, primarily salaries and overhead. The Company’s share of those costs totaled $554,000 for 2004 and is reflected in the Company’s statement of operations as selling, general and administrative expenses.
      Income from Equity Investment in Craft Brands Alliance. In accordance with the Craft Brands Operating Agreement, the Company made a $250,000 sales and marketing capital contribution to Craft Brands, which was to be used by Craft Brands for expenses related to the marketing, advertising, and promotion of Redhook products (“Special Marketing Expense”). After giving effect to the allocation of the Special Marketing Expense, which is allocated 100% to Redhook, and giving effect to income attributable to the Kona brand, which is shared differently between the Company and Widmer through 2006, the Operating Agreement dictates that remaining profits and losses of Craft Brands are allocated between the Company and Widmer based on the Cash Flow Percentages of 42% and 58%, respectively. For the year ended December 31, 2004, the Company’s share of Craft Brands’ net income totaled $1,123,000. This share of Craft Brands’ profit was net of $115,000 of the Special Marketing Expense that had been incurred by Craft Brands during the same period and was fully allocated to the Company. Net cash flow of Craft Brands, if any, is generally distributed monthly to the Company based on the Company’s cash flow percentage of 42%. The Company received cash distributions of $903,000 in 2004, representing its share of the net cash flow of Craft Brands.
      Craft Brands Alliance Shared Formation Expenses. In conjunction with the formation of Craft Brands, both the Company and Widmer incurred certain start-up expenses, including severance expenses and legal fees. The Company’s operating income (loss) reflects $535,000 attributable to the Company’s share of these expenses for the year ended December 31, 2004.
      Interest Expense. Interest expense was $189,000 for the year ended December 31, 2004, down from $192,000 for the same period in 2003. A declining term loan balance offset by slightly higher average interest rates in the last half of 2004 resulted in a decline in interest expense.
      Other Income (Expense) — Net. Other income (expense) — net increased to income of $116,000 in 2004 compared to income of $59,000 in 2003, due primarily to receipt of a filing commission from a state taxing authority and rental fees.
      Income Taxes. The Company’s effective income tax rate was a 3.1% current state tax provision for the year ended December 31, 2004 and 1.6% for the comparable 2003 period. In 2004 and 2003, the Company increased the valuation allowance to fully cover net tax operating loss carryforwards and other net deferred tax assets that were generated during the period. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically certain federal and state NOLs that may expire before the Company is able to utilize the tax benefit. Realization of the benefit is dependent on the Company’s ability to generate future U.S. taxable income. To the extent that the Company continues to be unable to generate adequate taxable income in future periods, the Company will not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering potentially expiring NOLs.

Craft Brands Alliance LLC
      The Company has accounted for its investment in Craft Brands under the equity method, as outlined by APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. Pursuant to APB No. 18, the Company has recorded its share of Craft Brands’ net income in the Company’s statement of operations as income from equity investment in Craft Brands. Separate financial statements for Craft Brands are filed with the Company’s Form 10-K for the year ended December 31, 2004, in Item 15. Exhibits and Financial Statement Schedules in accordance with Rule 3-09 of Regulation S-X. The following summarizes certain items included in Craft Brands’ statement of operations for the year ended December 31, 2004.
      Sales. Craft Brands’ sales totaled $27,777,000 for the year ended December 31, 2004. In addition to selling 64,000 barrels of the Company’s product sold to wholesalers in the Western Territory, Craft Brands’ also sold products brewed by Widmer and Kona Brewery LLC. For the year ended December 31, 2004, average wholesale revenue per barrel for all products sold by Craft Brands was approximately 2% higher than average wholesale revenue per barrel on sales to wholesalers by the Company during the same period. Craft Brands’ sales efforts during 2004 included a reduction in discounting on the Company’s products. Craft Brands also pays a fee to A-B in connection with sales to A-B that are comparable to fees paid by the Company.
      Cost of Sales. Cost of sales of Craft Brands totaled $20,104,000 for the year ended December 31, 2004. Craft Brands purchases product from the Company and Widmer at prices substantially below wholesale pricing levels pursuant to a Supply, Distribution, and Licensing Agreement between Craft Brands and each of the Company and Widmer. Craft Brands has realized improvement in its average freight cost per barrel over the Company’s historical costs, largely a result of synergies created by negotiating its shipping relationships as a single larger entity.
      Selling, General and Administrative Expenses. Craft Brands’ selling, general and administrative expenses totaled $4,704,000 for the year, reflecting all advertising, marketing and promotion efforts for the Company’s, Widmer’s and Kona brands. During the six months ended December 31, 2004, Craft Brands suspended many of the Company’s major advertising and promotion efforts while it completed an assessment of brand. Although the Company anticipates that advertising and promotion efforts will increase in 2005, predicting future expenditures is difficult. In accordance with the Craft Brands Operating Agreement, the Company made a $250,000 sales and marketing capital contribution on July 1, 2004, which was to be used by Craft Brands for expenses related to the marketing, advertising, and promotion of Redhook products (“Special Marketing Expense”). Selling, general and administrative expenses of Craft Brands for the year ended December 31, 2004 includes approximately $115,000 designated as Special Marketing Expense.
      Net Income. Craft Brands’ net income totaled $2,869,000 for the year ended December 31, 2004. The Company’s share of Craft Brands’ net income totaled $1,123,000. After giving effect to the allocation of the Special Marketing Expense, which is allocated 100% to Redhook, and giving effect to income attributable to the Kona brand, which is shared differently between the Company and Widmer through 2006, the Operating Agreement dictates that remaining profits and losses of Craft Brands are allocated between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively.

     Year Ended December 31, 2003 Compared to Year Ended December 31, 2002
      The following table sets, for the periods indicated, a comparison of certain items from the Company’s Statements of Operations:

	Year Ended
	December 31,
			Increase/	%
	2003	2002	(Decrease)	Change

	(In thousands except barrels)
Sales	$42,213	$40,913	$1,300	3.2%
Less Excise Taxes	3,498	3,465	33	1.0

Net Sales	38,715	37,448	1,267	3.4
Cost of Sales	28,702	27,597	1,104	4.0

Gross Profit	10,013	9,851	163	1.7
Selling, General and Administrative Expenses	11,689	10,910	780	7.1
Income from Equity Investment in Craft Brands	—	—	—	—
Craft Brands Alliance Shared Formation Expenses	—	—	—	—

Operating Income (Loss)	(1,676)	(1,059)	(617)	(58.3)
Interest Expense	192	230	(38)	(16.8)
Other Income (Expense) — Net	59	30	29	95.8

Income (Loss) before Income Taxes	(1,809)	(1,259)	(550)	(43.7)
Income Tax Provision (Benefit)	(30)	(126)	155	123.7

Net Income (Loss)	$(1,839)	$(1,133)	$(705)	(62.2)%

Beer Shipped (in barrels)	228,800	225,900	2,900	1.3%

      Sales. The following factors played a role in the $1,300,000 increase in total sales for the year ended December 31, 2003 as compared to the year ended December 31, 2002:

Shipments. Approximately $625,000 of the $1,300,000 increase in gross sales is attributable to an increase in wholesale shipments. Total Company shipments increased 1.3% in 2003 as compared to 2002. Total sales volume for the year ended December 31, 2003 increased to 228,800 barrels from 225,900 barrels for the same period in 2002, the result of a 2.3% increase in shipments of its packaged products, offset by a 0.5% decrease in shipments of the Company’s draft products. The mix of package sales to draft sales generally affects overall revenue per barrel, with package product generating a higher revenue per barrel but also an increased cost of sales per barrel. The sales mix continued to migrate towards an increasing proportion of package sales in 2003, with 64.9% of 2003 total volume being package shipments versus 64.3% in 2002. Contrary to the trend during the past several years, sales volume for the 12-pack package, which is more costly to produce, decreased to 33.6% of package sales from 34.1% in 2002. West Coast sales decreased 5.0% in 2003 as compared to 2002, largely due to a significant decline in sales in California and, to a smaller degree, to a 2.4% decline in shipments in Washington State, the Company’s largest market. At December 31, 2003 and 2002, the Company’s products were distributed in 48 states.

Pricing and Fees. Average wholesale revenue per barrel showed modest improvement. Average wholesale revenue per barrel for draft products, net of discounts, increased approximately 2.0% in 2003 as compared to 2002. This increase in pricing accounted for approximately $200,000 of the $1,300,000 increase in total sales. Average wholesale revenue per barrel for bottle products, net of discounts, increased approximately 1.2% in 2003 as compared to 2002. This increase in pricing accounted for approximately $330,000 of the $1,300,000 increase in gross sales. Seldom, if ever, are pricing changes driven by an inflationary period. Instead, pricing changes implemented by the Company generally follow pricing changes initiated by large domestic or import brewing companies. While the Company has implemented modest pricing increases during the past few years, some of the benefit has been offset by competitive promotions and discounting. Additionally, the Company may experience a decline in sales in certain regions following a price increase.

For the year ended December 31, 2003, the Margin was paid to A-B on shipments totaling 166,000 barrels to 527 Alliance distribution points. For the year ended December 31, 2002, the Margin was paid to A-B on shipments totaling 161,000 barrels to 532 Alliance distribution points. The Margin paid is reflected as a reduction of sales in the Company’s statement of operations.

Retail Operations. Sales other than wholesale beer sales, primarily retail pub revenues, totaled $4,581,000 in 2003 compared to $4,455,000 in 2002. This increase was due to increasing sales in the Company’s pubs located in its two breweries, partially offset by the September 2002 closure of the Company’s Trolleyman Pub, located in the Company’s former Fremont Brewery.

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
      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $780,000 in 2003 in addition to increasing as a percentage of net sales and on a per barrel basis. Significant components of the sales and marketing effort were expenditures for the Company’s promotion programs as well as salaries and related expenses for the national sales force. Increases in both promotional expenses and sales salaries in 2003 were a reaction to perceived shortfalls in promoting the Redhook brand in certain markets. These increases in expenses included an increase in sales headcount and materials related to sales.
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
      Income Taxes. The Company’s effective income tax rate was a 1.6% expense in 2003 compared to a 10.0% benefit in 2002. Both years’ income taxes reflect a deferred income tax benefit offset to some degree by the recording of a valuation allowance. In 2003, the Company increased the valuation allowance to fully cover net tax operating loss carryforwards (“NOLs”) that were generated by the year’s deferred income tax benefit. In 2002, the NOLs generated by the year’s deferred income tax benefit were partially reduced by the creation of a valuation allowance.
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

      The Company had $5,590,000 and $6,123,000 of cash and cash equivalents at December 31, 2004 and 2003, respectively. At December 31, 2004, the Company had working capital of $3,661,000. The Company’s long-term debt as a percentage of total capitalization (long-term debt, preferred stock and Common Stockholders’ equity) was 8.4% and 8.7% as of December 31, 2004 and 2003, respectively. Cash provided by operating activities totaled $2,156,000 and $786,000 for 2004 and 2003, respectively. Cash provided by operations increased in 2004 compared to 2003 as a result of the profit distribution from Craft Brands and normal fluctuations in operating assets and liabilities. Additionally, the Company received $267,000 from the issuance of Common Stock resulting from the exercise of employee stock options. Pursuant to the Exchange and Recapitalization Agreement, the Company paid $2.0 million to A-B in November 2004 and the Company had capital expenditures totaling $252,000 in 2004. Capital expenditures for 2005 are expected to total approximately $368,000, primarily for brewing equipment.
      The Company has a credit agreement with a bank under which a term loan (the “Term Loan”) is provided. The Term Loan, which originated in June 1997 upon the conversion of a $9 million secured credit facility, matures on June 5, 2007 and has a 20-year amortization schedule. The credit agreement also provided for a $2 million revolving credit facility; however, the Company did not renew the revolving facility upon the July 1, 2004 expiration of the commitment period. There were no borrowings outstanding under the revolving facility at the time of its expiration.
      The Term Loan is secured by substantially all of the Company’s assets. Through June 4, 2002, interest on the Term Loan accrued at a variable rate based on the London Inter Bank Offered Rate (“LIBOR”) plus 1.25%. Since June 5, 2002, interest on the Term Loan has accrued at LIBOR plus 1.75%. The Company has the option to fix the applicable interest rate for up to twelve months by selecting LIBOR for one- to twelve- month periods as a base. As of December 31, 2004, there was $5.625 million outstanding on the Term Loan, and the Company’s one-month LIBOR-based borrowing rate was 4.2%. The termination of the A-B Distribution Agreement for any reason would constitute an event of default under the credit agreement and the bank may declare the entire outstanding loan balance immediately due and payable. See “— Certain Considerations: Issues and Uncertainties” below. If this were to occur, the Company could seek to refinance its Term Loan with one or more banks or obtain additional equity capital; however, there can be no assurance the Company would be able to access additional capital to meet its needs or that such additional capital would be at commercially reasonable terms.
      The terms of the credit agreement require the Company to meet certain financial covenants. These financial covenants, as defined in the credit agreement, are as follows: tangible net worth (shareholders’ equity less intangible assets) must be greater than $60,000,000; the capital ratio (total liabilities to tangible net worth) must be less than 1.25:1; working capital must be greater than $1,900,000; and the fixed charge coverage ratio (cash flow to debt service) must be greater than 1.15:1. The Company was in compliance with all covenants for the quarter ended December 31, 2004 and expects that it will remain in compliance with its debt covenants for the next twelve months. In December 2001, March 2003, February 2004 and October 2004, the credit agreement was amended to modify several financial covenants. These revisions have reduced the likelihood that a violation of the covenants by the Company will occur in the future; however, if the Company were to report a significant net loss for one or more quarters within a time period covered by the financial covenants, one or more of the covenants would be negatively impacted and could cause a violation. Failure to meet the covenants required by the credit agreement is an event of default and, at its option, the bank could deny a request for a waiver and declare the entire outstanding loan balance immediately due and payable. In such a case, the Company would seek to refinance the loan with one or more banks, potentially at less desirable terms. However, there can be no guarantee that additional financing would be available at commercially reasonable terms, if at all.

      The following table summarizes the financial covenants required by the Term Loan and the Company’s current level of compliance with these covenants:

		Quarter Ended
	Required by Term Loan	December 31, 2004

Tangible Net Worth	Greater than $60,000,000	$61,440,616
Capital Ratio	Less than: 1.25:1	0.21:1
Working Capital	Greater than $1,900,000	$3,660,512
Fixed Charge Coverage Ratio	Greater than 1.15:1	3.014:1
      From May 2000 through May 2003, the Company repurchased its Common Stock in conjunction with a repurchase plan authorized by the board of directors. The plan allowed for the repurchase of 1.5 million outstanding shares of Common Stock for a total maximum repurchase of $2,750,000. In May 2003, at which time a total of 1,463,100 shares of Common Stock had been purchased in the open market for an aggregate expenditure of $2,750,000, the Company ended the repurchase plan. During 2003, 101,400 shares of Common Stock were purchased for $231,000. There were no stock repurchases in 2004.
      Contractual Commitments. The Company has certain commitments, contingencies and uncertainties relating to its normal operations. As of December 31, 2004, contractual commitments associated with the Company’s long-term debt, operating leases and hop purchase commitments are as follows:

	Year Ended December 31,

	2005	2006	2007	2008	2009	Thereafter	Total

			(In thousands)
Long-term Debt(1)	$450	$450	$4,725	$—	$—	$—	$5,625
Operating Leases(2)	271	269	267	267	267	12,102	13,442
Hop Purchase Commitments(3)	388	269	171	118	—	—	946
Other Operating Purchase Obligations(4)	109	83	70	70	6	—	338

	$1,218	$1,071	$5,233	$455	$273	$12,102	$20,351

(1)	Represents annual principal payments required on the Company’s Term Loan. Interest on the Term Loan accrues at LIBOR plus 1.75%. Payment of accrued interest due monthly is not reflected above. The termination of the A-B Distribution Agreement for any reason would constitute an event of default under the credit agreement and the bank may declare the entire outstanding loan balance immediately due and payable.

(2)	Represents minimum aggregate future lease payments under noncancelable operating leases.

(3)	Represents purchase commitments to ensure that the Company has the necessary supply of specialty hops to meet future production requirements. Contracts generally provide for payment upon delivery of the product with the balance due on any unshipped product during the year following the harvest year. The Company believes that, based upon its relationships with its hop suppliers, the risk of non-delivery is low and that if non-delivery of its required supply of hops were to occur, the Company would be able to purchase hops to support its operations from other competitive sources. Hop commitments in excess of future requirements, if any, will not materially affect the Company’s financial condition or results of operations.

(4)	Represents legally-binding production and operating purchase commitments.
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
      Relationship with Anheuser-Busch, Incorporated and Craft Brands Alliance LLC. All of the Company’s future sales are expected to be made through the A-B Distribution Agreement and through sales to Craft Brands. Craft Brands will distribute the Company’s products through a separate distribution arrangement with A-B. See “Part 1, Item 1 — Business — Product Distribution, Relationship with Anheuser-Busch, Incorporated, and Relationship with Craft Brands Alliance LLC” for a further description of the Company’s restructured relationship with A-B and with Craft Brands. If the relationship between A-B and the Company, between the Company and Craft Brands or between A-B and Craft Brands were to deteriorate, distribution of the Company’s products would suffer significant disruption and such event would have a long-term severe negative impact on the Company’s sales and results of operations, as it would be extremely difficult for the Company to rebuild its own distribution network. While the Company believes that the benefits of the Distribution Agreement and its relationship with A-B and Craft Brands, in particular distribution and material cost efficiencies, offset the costs associated with the relationship, there can be no assurance that these costs will not have a negative impact on the Company’s profit margins in the future.
      Craft Brands Alliance LLC. As discussed above, Craft Brands advertises, markets, sells and distributes the Company’s and Widmer’s products in the western United States. The Company believes that the combined sales and marketing organization will create synergies and capitalize on both companies’ sales and marketing experience and complementary product portfolios. The Company anticipates that the joint organization will positively impact revenues and decrease the Company’s selling, general and administrative expenses. The Company has already begun to see a significant decrease in its selling, general and administrative expenses, and has recognized income totaling $1.1 million from its investment in Craft Brands. However, Craft Brands has been operational for less than a year, and predicting future benefits from Crafts Brands is difficult. There can be no assurance that the Company will see any further or anticipated benefits from the joint venture.
      In conjunction with the formation of Craft Brands, both the Company and Widmer have incurred certain start-up expenses, including severance expenses and legal fees. The Company’s operating loss for the year ended December 31, 2004 reflects $535,000 attributable to the Company’s share of these expenses. Additionally, during the period March 15, 2004 through June 30, 2004, while the companies sought the regulatory approval required for Craft Brands to become fully operational, the Company and Widmer agreed to share certain sales-related costs, primarily salaries and overhead. The Company’s share of those costs totaled $554,000 for the year ended December 31, 2004, and are reflected in the Company’s statement of operations as selling, general and administrative expenses.
      Dependence on Distributors. While all of the Company’s future sales are expected to be made through the A-B Distribution Agreement and through sales to Craft Brands, the Company relies heavily on distributors, most of which are independent wholesalers, for the sale of its products to retailers. The Company’s most significant wholesaler, K&L Distributors, Inc., accounted for approximately 13% of the Company’s shipments in 2004. A disruption of the Company’s, Craft Brands’, the wholesalers’ or A-B’s ability to distribute products efficiently due to any significant operational problems, such as wide-spread labor union strikes, the loss of K&L Distributors as a customer, or the termination of the A-B Distribution Agreement or the Supply and Distribution Agreement with Craft Brands could have a material adverse impact on the Company’s sales and results of operations.

      Effect of Competition on Future Sales. The Company competes in the highly competitive craft brewing market as well as in the much larger specialty beer market, which encompasses producers of import beers, major national brewers that have introduced fuller-flavored products, and large spirit companies and national brewers that produce flavored alcohol beverages. Beyond the beer market, craft brewers have also faced competition from producers of wines and spirits. Primarily as a result of increased competition, the Company experienced declining sales volumes ranging from 2.3% to 5.7% for the years 1997 through 1999. Company sales volumes for the years 1999 to 2003 increased when compared to the corresponding prior year’s volumes. However, 2004 sales volumes compared to 2003 declined and competition within the segment has, at times, negatively impacted pricing of the Company’s products. Increasing competition could cause the Company’s future sales and results of operations to be adversely affected. The Company has historically operated with little or no backlog and, therefore, its ability to predict sales for future periods is limited.
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
      Dependence on Sales in Washington State. A significant portion of the Company’s sales continue to be in the Pacific Northwest region, which the Company believes is one of the most competitive craft beer markets in the United States, both in terms of number of market participants and consumer awareness. The Company faces extreme competitive pressure in Washington state, which is not only the Company’s largest market but is also its oldest market. Since 1997, the Company has experienced a decline in sales volume in Washington State of approximately 17%, significantly impacted by a 12% decline in 2004 volume over 2003 volume. The Company believes that the Pacific Northwest, and Washington State in particular, offers significant competition to its products, not only from other craft brewers but also from the growing wine market and from flavored alcohol beverages. This intense competition is magnified because the Company’s brand is viewed as being relatively mature. Recent focus studies have indicated that, while the Company’s brand does possess brand awareness among target consumers, it also appears to not attract key consumers who seem to be more interested in experimenting with new products. These recent focus studies have resulted in Craft Brands focusing its 2005 marketing efforts on the Pacific Northwest market in an effort to stimulate demand. In addition, shipments in Washington state in late 2003 and all of 2004 appear to have been significantly impacted by the formation of Craft Brands. Management believes that the beer industry is influenced, both positively and negatively, by individual relationships. In Washington state, where some of those relationships have existed for many years, the formation of Craft Brands appears to have had some short-term negative impact on those relationships. Some of the Company’s relationships with wholesalers and retailers suffered as a result of the transition to Craft Brands. The transition took longer than anticipated and nearly all Company sales staff responsible for the Washington state market left the Company. While the Company believes that the Craft Brands sales staff is reestablishing those relationships and that sales of the Company’s products will stabilize, the process is expected to take some time. However, there can be no assurance that the Company will see any anticipated benefits from these efforts.
      Variability of Gross Margin and Cost of Sales. The Company anticipates that its future gross margins will fluctuate and may decline as a result of many factors, including shipments to Craft Brands at a fixed transfer price substantially below wholesale pricing levels, disproportionate depreciation and other fixed and semivariable operating costs, depending on the level of production at the Company’s breweries in relation to current production capacity. The Company’s high level of fixed and semivariable operating costs causes gross margin to be very sensitive to relatively small increases or decreases in sales volume. In addition, other factors that could affect cost of sales include changes in freight charges, the availability and prices of raw materials and packaging materials, the mix between draft and bottled product sales, the sales mix of various bottled product packages, and federal or state excise taxes. Also, if sales volume through the A-B Distribution Agreement increases, the related fees would increase.
      Advertising and Promotional Costs. The Company directly manages its co-op advertising and promotion program and limited media advertising in the midwest and eastern United States, and the Craft Brands joint sales and marketing organization serves the operations of Redhook and Widmer in the Western Territory by advertising, marketing, selling and distributing both companies’ products to wholesale outlets. Similar to the Company, Craft Brands promotes its products through a variety of advertising programs with its wholesalers; through training and education of wholesalers and retailers; through promotions at local festivals, venues, and pubs; by utilizing the pubs located at the Company’s two breweries; and through price discounting. Management believes that, in addition to achieving certain synergies, Craft Brands capitalizes on both companies’ sales and marketing skills and complementary product portfolios. The Company believes that the combination of the two brewers’ complementary brand portfolios, led by one focused sales and marketing organization, will not only deliver financial benefits, but will also deliver greater impact at the point of sale. However, Craft Brands has been operational for less than a year, and predicting future benefits from Crafts Brands is difficult. There can be no assurance that the Company will see any further or anticipated benefits from the joint venture. In the Midwest and eastern United States, the Company expects to continue to participate in co-op advertising and promotion programs and limited media, but market and competitive considerations could require an increase in spending in these programs.
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
      Income Tax Benefits. As of December 31, 2004, the Company had approximately $11.9 million of deferred tax assets, comprised principally of federal net operating loss carryforwards that expire from 2012 through 2024 and state NOLs that expire through 2019. Federal NOLs, generally permitted to be carried forward no more than 20 years, and state NOLs, generally permitted to be carried forward five to 15 years, can be used to offset regular tax liabilities in future years. The recognition of these assets is dependent upon estimates of future taxable income resulting from future reversals of existing taxable temporary differences, which have been recorded as deferred tax liabilities and exceed the deferred tax assets. As of December 31, 2004, the Company also had a valuation allowance of $1,154,000, reflected as a reduction of the Company’s deferred tax assets on its balance sheet. The Company established the valuation allowance in 2002 and increased the balance in 2003 and 2004. The Company increased the valuation allowance by $416,000 in 2004. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically certain federal and state NOL carryforwards that may expire before the Company is able to utilize the tax benefit. Realization of the benefit is dependent on the Company’s ability to generate future U.S. taxable income. To the extent that the Company is unable to generate adequate taxable income in the future, the Company may not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering expiring NOLs.
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
      Income Taxes. The Company records federal and state income taxes in accordance with FASB Statement of Financial Accounting Standard (“SFAS”) No. 109, Accounting for Income Taxes. Deferred income taxes or tax benefits reflect the tax effect of temporary differences between the amounts of assets and liabilities for financial reporting purposes and amounts as measured for tax purposes. The Company will establish a valuation allowance if it is more likely than not that these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. The valuation allowance is reviewed and adjusted on a quarterly basis based on management’s assessment of the realizability of the deferred tax assets. As of December 31, 2004, the Company had approximately $11.9 million of deferred tax assets, comprised principally of federal net operating loss carryforwards (“NOLs”) that expire from 2012 through 2024 and state NOLs that expire through 2019. The recognition of these assets is dependent upon estimates of future taxable income resulting from future reversals of existing taxable temporary differences, which have been recorded as deferred tax liabilities and exceed the deferred tax assets. As of December 31, 2004, the Company also had a valuation allowance of $1,154,000, reflected as a reduction of the Company’s deferred tax assets on its balance sheet. The Company established the valuation allowance in 2002 and increased the balance in 2003 and 2004. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically certain federal and state NOLs that may expire before the Company is able to utilize the tax benefit. Realization of the benefit is dependent on the Company’s ability to generate future U.S. taxable income. To the extent that the Company continues to be unable to generate adequate taxable income in future periods, the Company will not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering potentially expiring NOLs.
      Long-Lived Assets. The Company evaluates potential impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes procedures for review of recoverability and measurement of impairment, if necessary, of long-lived assets, goodwill and certain identifiable intangibles. When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to projected future undiscounted cash flows in addition to other quantitative and qualitative analyses. Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss by a charge against current operations. Fixed assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. During 2004, the Company performed an analysis of its brewery assets to determine if an impairment might exist. The Company’s estimate of future undiscounted cash flows indicated that such carrying values were expected to be recovered. Nonetheless, it is possible that the estimate of future undiscounted cash flows may change in the future, resulting in the need to write down those assets to their fair value.
      Investment in Craft Brands Alliance LLC. The Company has assessed its investment in Craft Brands pursuant to the provisions of FIN 46R, Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51. FIN 46R clarifies the application of consolidation accounting for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest; these entities are referred to as variable interest entities. Variable interest entities within the scope of FIN 46R are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46R also requires disclosure of significant variable interests in variable interest entities for which a company is not the primary beneficiary. The Company has concluded that its investment in Craft Brands meets the definition of a variable interest entity but that the Company is not the primary beneficiary. In accordance with FIN 46R, the Company has not consolidated the financial statements of Craft Brands with the financial statements of the Company, but instead accounted for its investment in Craft Brands under the equity method, as outlined by APB No. 18, The Equity Method of Accounting for Investments in Common Stock. The equity method requires that the Company recognize its share of the net earnings of Craft Brands by increasing its investment in Craft Brands in the Company’s balance sheet and recognizing income from equity investment in the Company’s statement of operations. A cash distribution or the Company’s share of a net loss reported by Craft Brands is reflected as a decrease in investment in Craft Brands in the Company’s balance sheet. The Company does not control the amount or timing of cash distributions by Craft Brands. In 2004, the Company recognized $1,123,000 of undistributed earnings related to its investment in Craft Brands and received cash distributions of $903,000, representing its share of the net cash flow of Craft Brands. The Company’s share of the earnings of Craft Brands contributed a significant portion of income to the Company’s results of operations. Separate financial statements for Craft Brands are filed with the Company’s Form 10-K for the year ended December 31, 2004, Part IV., in Item 15. Exhibits and Financial Statement Schedules, in accordance with Rule 3-09 of Regulation S-X. The Company will periodically review its investment in Craft Brands to insure that it complies with the guidelines prescribed by FIN 46R.
      Revenue Recognition. The Company recognizes revenue from product sales, net of excise taxes, discounts and certain fees the Company must pay in connection with sales to A-B, when the products are shipped to customers. Although title and risk of loss do not transfer until delivery of the Company’s products to A-B or the A-B distributor, the Company recognizes revenue upon shipment rather than when title passes because the time lag between shipment and delivery is short and product damage claims and returns are immaterial. The Company recognizes revenue on retail sales at the time of sale. The Company recognizes revenue from events at the time of the event.
Recent Accounting Pronouncements
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an Amendment of ARB No. 43, Chapter 4. SFAS No. 151 requires idle facility expenses, abnormal freight, handling costs, and wasted material (spoilage) to be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this Statement will not have a material effect on the Company’s financial condition or results of operation.
      In December 2004, the FASB issued SFAS No. 123R, Shared-Based Payment, which revises SFAS No. 123 and supercedes APB No. 25. SFAS No. 123R requires all share-based payments to employees to be recognized as expenses in the statement of operations based on their fair values and vesting periods. SFAS No. 123R is effective as of the first interim or annual reporting period that begins after June 15, 2005. The cumulative effect of initially applying SFAS No. 123R is recognized as of the required effective date. The Company is currently in the process of determining the impact this statement will have on its financial condition and results of operations.

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
      The Company did not have any derivative financial instruments as of December 31, 2004.

Item 8.	Financial Statements and Supplementary Data
REDHOOK ALE BREWERY, INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS
To the Shareholders and Board of Directors
Redhook Ale Brewery, Incorporated
Woodinville, Washington
      We have audited the accompanying balance sheet of Redhook Ale Brewery, Incorporated as of December 31, 2004, and the related statements of operations, common stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redhook Ale Brewery, Incorporated at December 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Seattle, Washington
February 11, 2005

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Redhook Ale Brewery, Incorporated
      We have audited the accompanying balance sheet of Redhook Ale Brewery, Incorporated as of December 31, 2003, and the related statements of operations, common stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      Since the date of completion of our audit of the accompanying financial statements as of December 31, 2003 and for each of the two years in the period then ended, and initial issuance of our report thereon dated January 23, 2004, which report contained an explanatory paragraph regarding the Company’s ability to continue as a going concern, the Company, as discussed in Note 1, has restructured its relationship with Anheuser-Busch, Incorporated pursuant to an exchange and recapitalization agreement and entered into a related new distribution agreement. Therefore, the conditions that raised substantial doubt about whether the Company will continue as a going concern no longer exist.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redhook Ale Brewery, Incorporated as of December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

Seattle, Washington
January 23, 2004,
except for the fourth paragraph of note 1,
as to which the date is July 1, 2004

REDHOOK ALE BREWERY, INCORPORATED
BALANCE SHEETS

	December 31,	December 31,
	2004	2003

ASSETS

Current Assets:
Cash and Cash Equivalents	$5,589,621	$6,123,349
Accounts Receivable	1,123,475	1,686,735
Trade Receivable from Craft Brands Alliance LLC	398,707	—
Inventories	3,000,309	3,342,006
Other	506,328	247,038

Total Current Assets	10,618,440	11,399,128
Fixed Assets, Net	63,018,806	65,699,658
Receivable from Craft Brands Alliance LLC	277,144	—
Investment in Craft Brands Alliance LLC	192,857	—
Other Assets	20,977	32,256

Total Assets	$74,128,224	$77,131,042

LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$1,815,380	$1,983,377
Trade Payable to Craft Brands Alliance LLC	431,089	—
Accrued Salaries, Wages and Payroll Taxes	1,220,248	1,561,526
Refundable Deposits	2,526,088	2,272,328
Other Accrued Expenses	515,123	621,185
Current Portion of Long-Term Debt	450,000	450,000

Total Current Liabilities	6,957,928	6,888,416

Long-Term Debt, Net of Current Portion	5,175,000	5,625,000

Deferred Income Taxes, Net	468,798	468,798

Other Liabilities	64,903	—

Commitments
Convertible Redeemable Preferred Stock	—	16,232,655

Common Stockholders’ Equity:
Common Stock, Par Value $0.005 per Share, Authorized, 50,000,000 Shares; Issued and Outstanding, 8,188,199 Shares in 2004 and 6,226,306 Shares in 2003	40,941	31,132
Additional Paid-In Capital	68,761,766	54,250,059
Retained Earnings (Deficit)	(7,341,112)	(6,365,018)

Total Common Stockholders’ Equity	61,461,595	47,916,173

Total Liabilities, Preferred Stock and Common Stockholders’ Equity	$74,128,224	$77,131,042

See Accompanying Notes to Financial Statements

REDHOOK ALE BREWERY, INCORPORATED
STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

Sales	$36,639,552	$42,212,771	$40,912,532
Less Excise Taxes	3,267,513	3,497,714	3,464,762

Net Sales	33,372,039	38,715,057	37,447,770
Cost of Sales	27,171,255	28,701,946	27,597,345

Gross Profit	6,200,784	10,013,111	9,850,425
Selling, General and Administrative Expenses	7,639,290	11,689,410	10,909,476
Income from Equity Investment in Craft Brands	1,123,283	—	—
Craft Brands Alliance Shared Formation Expenses	534,628	—	—

Operating Income (Loss)	(849,851)	(1,676,299)	(1,059,051)
Interest Expense	189,662	191,404	229,916
Other Income (Expense) — Net	115,619	58,891	30,074

Income (Loss) before Income Taxes	(923,894)	(1,808,812)	(1,258,893)
Income Tax Provision (Benefit)	30,000	29,801	(125,610)

Net Income (Loss)	$(953,894)	$(1,838,613)	$(1,133,283)

Basic Earnings (Loss) per Share	$(0.14)	$(0.30)	$(0.18)

Diluted Earnings (Loss) per Share	$(0.14)	$(0.30)	$(0.18)

See Accompanying Notes to Financial Statements

REDHOOK ALE BREWERY, INCORPORATED
STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY

	Common Stock				Total
			Additional	Retained	Common
		Par	Paid-In	Earnings	Stockholders’
	Shares	Value	Capital	(Deficit)	Equity

Balance, January 1, 2002	6,920,046	$34,600	$55,743,429	$(3,304,322)	$52,473,707
Repurchase of Common Stock	(593,900)	(2,969)	(1,266,248)	—	(1,269,217)
Other	—	—	—	(44,400)	(44,400)
Net Loss	—	—	—	(1,133,283)	(1,133,283)

Balance, December 31, 2002	6,326,146	31,631	54,477,181	(4,482,005)	50,026,807
Repurchase of Common Stock	(101,440)	(507)	(230,160)	—	(230,667)
Other, Net	1,600	8	3,038	(44,400)	(41,354)
Net Loss	—	—	—	(1,838,613)	(1,838,613)

Balance, December 31, 2003	6,226,306	31,132	54,250,059	(6,365,018)	47,916,173
Issuance of Common Stock to A-B in Exchange for Series B Preferred Stock	1,808,243	9,041	14,245,814	—	14,254,855
Issuance of Common Stock	153,650	768	265,893	—	266,661
Other	—	—	—	(22,200)	(22,200)
Net Loss	—	—	—	(953,894)	(953,894)

Balance, December 31, 2004	8,188,199	$40,941	$68,761,766	$(7,341,112)	$61,461,595

See Accompanying Notes to Financial Statements

REDHOOK ALE BREWERY, INCORPORATED
STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

Operating Activities
Net Income (Loss)	$(953,894)	$(1,838,613)	$(1,133,283)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	2,944,412	3,024,536	3,092,441
Deferred Income Taxes	—	—	(106,542)
Loss on Disposal of Fixed Assets	—	—	97,122
Income from Equity Investment in Craft Brands In Excess of Cash Distributions	(219,901)	—	—
Changes in Operating Assets and Liabilities:
Accounts Receivable	563,260	(196,218)	(84,188)
Trade Receivable from Craft Brands Alliance LLC	(398,707)	—	—
Inventories	341,697	(509,579)	306,863
Other Current Assets	(259,290)	(8,770)	(69,919)
Other Assets	4,400	(4,400)	53,765
Accounts Payable and Other Accrued Expenses	(274,059)	63,477	417,658
Trade Payable to Craft Brands Alliance LLC	431,089	—	—
Accrued Salaries, Wages and Payroll Taxes	(341,278)	(73,937)	(22,155)
Refundable Deposits	253,760	329,525	546,348
Other Liabilities	64,903	—	—

Net Cash Provided by Operating Activities	2,156,392	786,021	3,098,110

Investing Activities
Expenditures for Fixed Assets	(252,098)	(991,985)	(705,416)
Investment in Craft Brands Alliance LLC	(250,100)	—	—
Other, Net	(4,583)	(417)	(29,912)

Net Cash Used in Investing Activities	(506,781)	(992,402)	(735,328)

Financing Activities
Payment to A-B pursuant to Exchange and Recapitalization Agreement	(2,000,000)	—	—
Principal Payments on Debt	(450,000)	(450,000)	(450,000)
Repurchase of Common Stock	—	(230,667)	(1,269,217)
Issuance of Common Stock	266,661	3,046	—

Net Cash Used in Financing Activities	(2,183,339)	(677,621)	(1,719,217)

Increase (Decrease) in Cash and Cash Equivalents	(533,728)	(884,002)	643,565
Cash and Cash Equivalents:
Beginning of Year	6,123,349	7,007,351	6,363,786

End of Year	$5,589,621	$6,123,349	$7,007,351

Supplemental Disclosures of Cash Flow Information:
Disposal of Fixed Assets in Exchange for Related Deposit Liability	$—	$603,825	$—

Issuance of 1,808,243 Shares of Common Stock to A-B and Payment of $2,000,000 to A-B in Exchange for 1,289,872 Shares of Series B Preferred Stock Held by A-B	$14,232,655	$—	$—

See Accompanying Notes to Financial Statements

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS

1.	Nature of Operations
      Redhook Ale Brewery, Incorporated (the “Company”) was formed in 1981 to brew and sell craft beer. The Company produces its specialty bottled and draft products in its two Company-owned breweries. The Washington Brewery, located in the Seattle suburb of Woodinville, Washington, began limited operations in late 1994 after completion of the initial phase of construction. Additional phases of construction on the Washington Brewery were completed in 1996 and 1997. The Company’s New Hampshire Brewery, located in Portsmouth, New Hampshire, began brewing operations in late 1996. The fermentation capacity at the New Hampshire Brewery was expanded during the first half of 2003. Each brewery also operates a pub on the premises, promoting the Company’s products, offering dining and entertainment facilities, and selling retail merchandise. Prior to 1999, the Company also operated a third brewery, located in the Fremont neighborhood of Seattle, Washington. In 1998, brewing operations at the Fremont brewery location were curtailed, but the Company continued to operate its Trolleyman Pub at the Fremont location as well as house the Company’s corporate offices. In September 2002, the Company closed the Trolleyman Pub and moved its corporate offices to the Washington Brewery location.
      Since 1997, the Company’s products have been distributed in the United States in 48 states. Prior to establishing a distribution relationship with Anheuser-Busch, Incorporated (“A-B”) in 1994, the Company distributed its products regionally through distributors, many of which were part of the A-B distribution network, in eight western states: Washington, California (northern), Oregon, Idaho, Montana, Wyoming, Colorado and Alaska. In October 1994, the Company entered into a distribution alliance (“Distribution Alliance” or the “Alliance”) with A-B, consisting of a national distribution agreement and an investment by A-B in the Company (the “A-B Investment Agreement”). The Alliance gave the Company access to A-B’s national distribution network to distribute its products while existing wholesalers continued to distribute the Company’s products outside of the Distribution Alliance. Pursuant to the A-B Investment Agreement, A-B invested approximately $30 million to purchase 1,289,872 shares of the Company’s convertible redeemable Series B Preferred Stock (the “Series B Preferred Stock”) and 953,470 shares of the Company’s Common Stock (“Common Stock”), including 716,714 shares issued concurrent with the Company’s initial public offering.
      In August 1995, the Company completed the sale of 2,193,492 shares of Common Stock through an initial public offering in addition to the 716,714 common shares purchased by A-B. The net proceeds of the offerings totaled approximately $46 million.
      On July 1, 2004, the Company completed the restructuring of its ongoing relationship with A-B. The terms of an exchange and recapitalization agreement provided that the Company issue 1,808,243 shares of Common Stock to A-B in exchange for 1,289,872 shares of Series B Preferred Stock held by A-B. The Series B Preferred Stock, reflected on the Company’s balance sheet at approximately $16.3 million, was cancelled. In connection with the exchange, the Company also paid $2.0 million to A-B in November 2004. Also on July 1, 2004, the Company entered into a new distribution agreement with A-B (the “A-B Distribution Agreement”) pursuant to which the Company continues to sell its product in the midwest and eastern United States through sales to A-B. The new A-B Distribution Agreement has a term that expires on December 31, 2014, subject to automatic renewal for an additional ten-year period unless A-B provides written notice of non-renewal to the Company on or prior to June 30, 2014. The A-B Distribution Agreement is also subject to early termination, by either party, upon the occurrence of certain events.
      On July 1, 2004, the Company also entered into definitive agreements with Widmer Brothers Brewing Company (“Widmer”) with respect to the operation of a joint venture, Craft Brands Alliance LLC (“Craft Brands”). Pursuant to these agreements, the Company manufactures and sells its product to Craft Brands at a price substantially below wholesale pricing levels; Craft Brands, in turn, advertises, markets, sells and distributes the product to wholesale outlets in the western United States through a distribution agreement between Craft Brands and A-B.

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS — (Continued)

2.	Significant Accounting Policies

Cash and Cash Equivalents
      The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short-term maturity of these instruments.

Accounts Receivable
      Accounts receivable is comprised of trade receivables due from wholesalers and A-B for beer sales and promotional product. Because of state liquor laws and each wholesaler’s agreement with A-B, the Company does not have collectibility issues related to the sales of its beer products. Accordingly, the Company does not regularly provide an allowance for doubtful accounts for beer sales. The Company has provided an allowance for promotional merchandise that has been invoiced to the wholesaler. Accounts receivable on the Company’s balances sheets included an allowance for doubtful accounts of $37,000 and $10,000 as of December 31, 2004 and 2003, respectively.

Inventories
      Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company regularly reviews its inventories for the presence of obsolete product attributed to age, seasonality, and quality. Inventories that are considered obsolete are written off or adjusted to carrying value. Inventories on the Company’s balance sheets as of December 31, 2004 and 2003 do not include obsolete inventories requiring reserves.

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

Investment in Craft Brands Alliance LLC
      The Company has assessed its investment in Craft Brands pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 Revised, Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51 (“FIN 46R”). FIN 46R clarifies the application of consolidation accounting for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest; these entities are referred to as variable interest entities. Variable interest entities within the scope of FIN 46R are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46R also requires disclosure of significant variable interests in variable interest entities for which a company is not the

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS — (Continued)
primary beneficiary. The Company has concluded that its investment in Craft Brands meets the definition of a variable interest entity but that the Company is not the primary beneficiary. In accordance with FIN 46R, the Company has not consolidated the financial statements of Craft Brands with the financial statements of the Company, but instead accounted for its investment in Craft Brands under the equity method, as outlined by Accounting Principle Board Opinion (“APB”) No. 18, The Equity Method of Accounting for Investments in Common Stock. The equity method requires that the Company recognize its share of the net earnings of Craft Brands by increasing its investment in Craft Brands in the Company’s balance sheet and recognizing income from equity investment in the Company’s statement of operations. A cash distribution or the Company’s share of a net loss reported by Craft Brands is reflected as a decrease in investment in Craft Brands in the Company’s balance sheet. The Company does not control the amount or timing of cash distributions by Craft Brands. The Company will periodically review its investment in Craft Brands to insure that it complies with the guidelines prescribed by FIN 46R.

Long-Lived Assets
      The Company evaluates potential impairment of long-lived assets in accordance with FASB Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes procedures for review of recoverability and measurement of impairment, if necessary, of long-lived assets, goodwill and certain identifiable intangibles. When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to projected future undiscounted cash flows in addition to other quantitative and qualitative analyses. Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss by a charge against current operations. Fixed assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. During 2004, the Company performed an analysis of its brewery assets to determine if an impairment might exist. The Company’s estimate of future undiscounted cash flows indicated that such carrying values were expected to be recovered.

Revenue Recognition
      The Company recognizes revenue from product sales, net of excise taxes, discounts and certain fees the Company must pay in connection with sales to A-B, when the products are shipped to customers. Although title and risk of loss do not transfer until delivery of the Company’s products to A-B or the A-B distributor, the Company recognizes revenue upon shipment rather than when title passes because the time lag between shipment and delivery is short and product damage claims and returns are immaterial. The Company recognizes revenue on retail sales at the time of sale. The Company recognizes revenue from events at the time of the event.

Shipping and Handling Costs
      Costs incurred for the shipping of finished goods are included in cost of sales in the Company’s statements of operations.

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

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS — (Continued)

Advertising Expenses
      Advertising costs, comprised of radio, print and outdoor advertising, sponsorships and printed product information, as well as costs to produce these media, are expensed as incurred. For the years ended December 31, 2004, 2003 and 2002, advertising expenses totaling $728,000, $1,706,000 and $1,655,000, respectively, are reflected as selling, general and administrative expenses in the Company’s statements of operation.

Segment Information
      The Company operates in one principal business segment as a manufacturer of beer and ales across domestic markets. The Company believes that its pub operations and brewery operations, whether considered individually or in combination, do not constitute a separate segment under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company believes that its two brewery operations are functionally and financially similar. The Company operates its two pubs as an extension of its marketing of the Company’s products and views their primary function to be promotion of the Company’s products.

Stock-Based Compensation
      The Company accounts for its employee stock-based compensation plans using the intrinsic value method, as prescribed by APB No. 25, Accounting for Stock Issued to Employees. Under APB 25, because the Company’s employee stock options are granted at an exercise price equal to the fair market value of the underlying Common Stock on the date of the grant, no compensation expense is recognized. As permitted, the Company has elected to adopt the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148.
      The following table illustrates the effect on net income (loss) and earnings (loss) per share for the years ended December 31, 2004, 2003 and 2002 had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology:

	Year Ended December 31,

	2004	2003	2002

Net income (loss), as reported	$(953,894)	$(1,838,613)	$(1,133,283)
Add: Stock-based employee compensation expense as reported under APB 25	—	—	—
Less: Stock-based employee compensation expense determined under fair value based method for all options, net of related tax effects	(194,718)	(260,220)	(219,518)

Pro forma net income (loss)	$(1,148,612)	$(2,098,833)	$(1,352,801)

Earnings (loss) per share:
Basic — as reported	$(0.14)	$(0.30)	$(0.18)
Basic — pro forma	$(0.16)	$(0.34)	$(0.21)
Diluted — as reported	$(0.14)	$(0.30)	$(0.18)
Diluted — pro forma	$(0.16)	$(0.34)	$(0.21)

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003	2002

Expected life of option	5 yrs.	5 yrs.	5 yrs.
Risk-free interest rate	3.88%	2.63%	3.25%
Volatility of the Company’s stock	52.0%	52.5%	63.3%
Dividend yield on the Company’s stock	0.0%	0.0%	0.0%
      The weighted average estimated fair value of options granted during the years ended December 31, is as follows:

	2004	2003	2002

Total number of options granted	16,000	12,000	296,800
Estimated fair value of each option granted	$1.08	$0.97	$1.04
Total estimated fair value of all options granted	$17,000	$12,000	$309,000
      In accordance with SFAS No. 148, the weighted average estimated fair value of stock options granted is required to be based on a theoretical statistical model using the preceding Black-Scholes assumptions. In actuality, because Company stock options do not trade on a secondary exchange, employees can receive no value nor derive any benefit from holding stock options under these plans without an increase, above the grant price, in the market price of the Company’s stock. Such an increase in stock price would benefit all stockholders commensurately. Refer to the table of options currently outstanding in Note 8 for the weighted average exercise price for options granted during 2004, 2003 and 2002.

Earnings (Loss) per Share
      The Company follows SFAS No. 128, Earnings per Share. Basic earnings (loss) per share is calculated using the weighted average number of shares of Common Stock outstanding. The calculation of adjusted weighted average shares outstanding for purposes of computing diluted earnings (loss) per share includes the dilutive effect of all outstanding convertible redeemable preferred stock and outstanding stock options for the periods when the Company reports net income. The convertible preferred stock and outstanding stock options have been excluded from the calculation of diluted loss per share for the years ended December 31, 2004, 2003 and 2002, because their effect is antidilutive. The calculation uses the treasury stock method and the as if converted method in determining the resulting incremental average equivalent shares outstanding as applicable.

Use of Estimates
      The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Fair Value of Financial Instruments
      The Company’s balance sheets include the following financial instruments: cash and cash equivalents, accounts receivable, inventory, accounts payable, accrued expenses, long-term debt and convertible redeemable preferred stock. The Company believes the carrying amounts of current assets and liabilities and indebtedness in the balance sheets approximate the fair value. The carrying value of convertible redeemable preferred stock in the balance sheets as of December 31, 2003 representing the Company’s outstanding Series B Preferred Stock, was based upon the anticipated redemption value, which the Company believed

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS — (Continued)
approximated fair value. On July 1, 2004, the Company issued 1,808,243 shares of Common Stock to A-B in exchange for 1,289,872 shares of Series B Preferred Stock held by A-B. The Series B Preferred Stock was cancelled. In connection with the exchange, the Company also paid $2.0 million to A-B in November 2004.

Recently Issued Accounting Standards
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an Amendment of ARB No. 43, Chapter 4. SFAS No. 151 requires idle facility expenses, abnormal freight, handling costs, and wasted material (spoilage) to be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this Statement will not have a material effect on the Company’s financial condition or results of operation.
      In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which revises SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees to be recognized as expenses in the statement of operations based on their fair values and vesting periods. SFAS No. 123R is effective as of the first interim or annual reporting period that begins after June 15, 2005. The cumulative effect of initially applying SFAS No. 123R is recognized as of the required effective date. The Company is currently in the process of determining the impact this statement will have on its financial condition and results of operations.

3.	Inventories
      Inventories consist of the following:

	December 31,

	2004	2003

Raw materials	$1,122,290	$1,184,733
Work in process	833,846	900,388
Finished goods	350,543	408,561
Promotional merchandise	480,338	631,147
Packaging materials	213,292	217,177

	$3,000,309	$3,342,006

      Work in process is beer held in fermentation prior to the filtration and packaging process.

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS — (Continued)

4.	Fixed Assets
      Fixed assets consist of the following:

	December 31,

	2004	2003

Brewery equipment	$46,191,232	$45,941,954
Buildings	35,753,363	35,753,363
Land and improvements	4,601,427	4,601,427
Furniture, fixtures and other equipment	2,094,100	2,055,809
Vehicles	81,730	81,730
Construction in progress	2,096	37,567

	88,723,948	88,471,850
Less accumulated depreciation and amortization	25,705,142	22,772,192

	$63,018,806	$65,699,658

5.	Craft Brands Alliance LLC
      On July 1, 2004, the Company entered into agreements with Widmer with respect to the operation of Craft Brands. The Company also entered into a supply, distribution and licensing agreement with Craft Brands pursuant to which Craft Brands purchases products from the Company and advertises, markets, sells and distributes these products in the western United States. The Company and Widmer also entered into a restated operating agreement with Craft Brands (the “Operating Agreement”) that governs the operations of Craft Brands and the obligations of its members.
      The Operating Agreement requires the Company to make certain capital contributions to support the operations of Craft Brands. Contemporaneous with the execution of the Operating Agreement, the Company was obligated to make a 2004 sales and marketing capital contribution in the amount of $250,000. The Operating Agreement designated this sales and marketing capital contribution to be used by Craft Brands for expenses related to the marketing, advertising, and promotion of the Company’s products (“2004 Special Marketing Expense”). The Operating Agreement also requires an additional sales and marketing contribution in 2008 if the volume of sales of Redhook products in 2007 in the Craft Brands territory is less than 92% of the volume of sales of Redhook products in 2003 in the Craft Brands territory. The 2008 contribution, if one is required, cannot exceed $750,000 and will be required to be paid by the Company in no more than three equal installments made on or before February 1, 2008, April 1, 2008, and July 1, 2008. Widmer has an identical obligation under the Operating Agreement with respect to the 2008 sales and marketing capital contribution and sales of its product. The Operating Agreement also obligates the Company and Widmer to make other additional capital contributions only upon the request and consent of the Craft Brands’ board.
      To the extent cash flow from operations and borrowings from financial institutions is not sufficient for Craft Brands to meet its obligations, the Company and Widmer are obligated to lend to Craft Brands the funds the president of Craft Brands deems necessary to meet such obligations.
      The Operating Agreement additionally addresses the allocation of profits and losses of Craft Brands. After giving effect to the allocation of the 2004 Special Marketing Expense, which is allocated 100% to the Company up to the $250,000 sales and marketing capital contribution, the remaining profits and losses of Craft Brands are allocated between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively. Net cash flow, if any, will generally be distributed monthly to the Company and Widmer based upon the cash flow percentages. No distribution will be made to the Company or Widmer unless, after the distribution is made, the assets of Craft Brands will be in excess of its liabilities, with the exception of

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS — (Continued)
liabilities to members, and Craft Brands will be able to pay its debts as they become due in the ordinary course of business.
      On July 1, 2004, the Company made the required 2004 sales and marketing capital contribution to Craft Brands in an amount equal to $250,000. For the six months ended December 31, 2004, the Company’s share of Craft Brands’ net income totaled $1,123,000. This share of Craft Brands’ profit was net of $115,000 of the 2004 Special Marketing Expense that had been incurred by Craft Brands during the same period and was fully allocated to the Company. During 2004, the Company received cash distributions of $903,000, representing its share of the net cash flow of Craft Brands. In January 2005, the Company received an additional $277,000 in cash distributions, reflected on the Company’s balance sheet as of December 31, 2004 as a receivable from Craft Brands. In July 2004, the Company also made a member loan of $150,000 to Craft Brands. Craft Brands repaid the entire loan and accrued interest in December 2004. In conjunction with the sale of Redhook product to Craft Brands, the Company’s balance sheet as of December 31, 2004 reflects a trade payable due to Craft Brands of approximately $431,000 and a trade receivable due from Craft Brands of approximately $399,000. Separate financial statements for Craft Brands are filed with the Company’s Form 10-K for the year ended December 31, 2004, Part IV., in Item 15. Exhibits and Financial Statement Schedules, in accordance with Rule 3-09 of Regulation S-X.
      During the formation of Craft Brands, both the Company and Widmer incurred certain start-up expenses. During the period March 15, 2004 through June 30, 2004, while the companies sought the regulatory approval required for Craft Brands to become fully operational, the Company and Widmer agreed to share certain sales-related costs, primarily salaries and overhead. The Company’s share of those costs totaled $535,000 for the year ended December 31, 2004, and are reflected in the Company’s statement of operations as selling, general and administrative expenses.

6.	Debt
      Long-term debt consists of the following:

	December 31,

	2004	2003

Term Loan, payable to bank monthly at $37,500 plus accrued interest; interest at 4.2% at December 31, 2004 due June 5, 2007	$5,625,000	$6,075,000
Current portion	(450,000)	(450,000)

	$5,175,000	$5,625,000

      Annual principal payments required on debt:

2005	450,000
2006	450,000
2007	4,725,000

$5,625,000

      The Company has a credit agreement with a bank under which a term loan (the “Term Loan”) is provided. The Term Loan, which originated in June 1997 upon the conversion of a $9 million secured credit facility and was amended in June 2001, matures on June 5, 2007 and has a 20 year amortization schedule. The credit agreement also provided for a $2 million revolving credit facility; however, the Company did not renew the revolving facility upon the July 1, 2004 expiration of the commitment period. There were no borrowings outstanding under the revolving facility at the time of its expiration.

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS — (Continued)
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
      The terms of the credit agreement require the Company to meet certain financial covenants: Tangible net worth must be greater than $60,000,000; Capital ratio must be less than 1.25:1; Working capital must be greater than $1,900,000; fixed charge coverage ratio must be greater than 1.15:1 The Company was in compliance with all financial covenants for the quarter ended December 31, 2004 and expects that it will remain in compliance with its debt covenants for the next twelve months. In December 2001, March 2003, February 2004 and October 2004, the credit agreement was amended to modify several financial covenants. These revisions have reduced the likelihood that a violation of the covenants by the Company will occur. However, if the Company were to report a significant net loss for one or more quarters within a time period covered by the financial covenants, one or more of the covenants would be negatively impacted and could cause a violation. Failure to meet the covenants required by the credit agreement is an event of default and, at its option, the bank could deny a request for a waiver and declare the entire outstanding loan balance immediately due and payable. In such a case, the Company would seek to refinance the loan with one or more banks, potentially at less desirable terms. However, there can be no guarantee that additional financing would be available at commercially reasonable terms, if at all.
      The Company made interest payments on the Term Loan totaling $185,000, $194,000 and $233,000, for the years ended December 31, 2004, 2003 and 2002, respectively.

7.	Convertible Redeemable Preferred Stock
      Convertible redeemable preferred stock outstanding is as follows:

	December 31,

	2004	2003

Series B, par value $0.005 per share, issued and outstanding, no shares in 2004 and 1,289,872 shares in 2003; net of unamortized offering costs	$—	$16,232,655

      Of the 10,000,000 shares of preferred stock authorized by the Company’s articles of incorporation, 7,467,271 shares remain authorized but unissued as of December 31, 2004. Two series of preferred stock have been issued in the Company’s history. In 1993, 1,242,857 shares of preferred stock were designated as Series A Preferred Stock and sold to existing common shareholders, institutional investors and other qualified or accredited investors. In August 1995, upon the closing of the Company’s initial public offering, all Series A shares were automatically converted to an equal number of common shares. In 1994, 1,289,872 preferred shares were designated as Series B Preferred Stock and sold to A-B for approximately $16.3 million, or $12.61 per share. The difference between the issuance price, net of offering costs, of the convertible redeemable preferred stock and the redemption value was accreted periodically through June 30, 2004. The Company accreted $22,000 and $44,000 as a charge to retained earnings for the years ended December 31, 2004 and 2003, respectively.
      On July 1, 2004, the Company completed the restructuring of its ongoing relationship with A-B and issued 1,808,243 shares of Common Stock to A-B in exchange for the 1,289,872 shares of Series B Preferred Stock held by A-B. The Series B Preferred Stock was then cancelled. In connection with this exchange, the

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS — (Continued)
Company paid $2.0 million to A-B in November 2004. As of December 31, 2004, there was no preferred stock of the Company outstanding.

8.	Common Stockholders’ Equity

Issuance of Common Stock
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
      On July 1, 2004, the Company issued 1,808,243 shares of Common Stock to A-B in exchange for 1,289,872 shares of Series B Preferred Stock held by A-B. The Series B Preferred Stock was cancelled. A-B was also granted certain contractual registration rights with respect to the shares of Common Stock held by A-B. In connection with the exchange, the Company paid $2,000,000 to A-B in November 2004. The impact of this exchange and recapitalization on the balance sheet as of December 31, 2004 was to reduce convertible preferred stock by $16,300,000, increase common stock by $9,000, increase additional paid-in capital by $14,200,000 and reduce cash by $2,000,000. As of December 31, 2004, A-B held 33.7% of the Company’s outstanding shares of Common Stock.
      In conjunction with the exercise of stock options granted under the Company’s stock option plans, the Company issued 153,650 shares of the Company’s Common Stock totaling $267,000 during the year ended December 31, 2004 and 1,600 shares of Common Stock totaling $3,000 during the year ended December 31, 2003.

Repurchase of Common Stock
      From May 2000 through May 2003, the Company repurchased its Common Stock in conjunction with a repurchase plan authorized by the Board of Directors. The plan allowed for the repurchase of 1.5 million outstanding shares of Common Stock for a total maximum repurchase of $2,750,000. In May 2003, at which time a total of 1,463,100 shares of Common Stock had been purchased in the open market for an aggregate expenditure of $2,750,000, the Company ended the repurchase plan. During 2003, 101,400 shares of Common Stock were purchased for $231,000. There were no stock repurchases in 2004.

Stock Option Plans
      In 2002, the Company’s shareholders approved the 2002 Stock Option Plan (the “2002 Plan”). The maximum number of shares of Common Stock for which options may be granted during the term of the 2002 Plan is 346,000. The compensation committee of the board of directors administers the 2002 Plan, determining to whom options are to be granted, the number of shares of Common Stock for which the options are exercisable, the purchase prices of such shares, and all other terms and conditions. Options granted to employees of the Company in 2002 under the 2002 Plan vest over a five-year period, and options granted to the Company’s directors in 2002, 2003 and 2004 under the 2002 Plan became exercisable six months after the grant date. Options are granted at an exercise price equal to fair market value of the underlying Common Stock on the grant date and terminate on the tenth anniversary of the grant date.
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

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS — (Continued)
Directors Plan in October 2002 prevents any further option grants under these plans, the provisions of these plans remain in effect until all options terminate or are exercised. As of December 31, 2002, there were no options available for future grant under the 1992 Plan or Directors Plan.
      Presented below is a summary of stock option plans’ activity for the years shown:

	Shares of
	Common	Weighted	Options	Weighted
	Stock	Average	Exercisable	Average
	Under the	Exercise	at End of	Exercise
	Plans	Price	Year	Price

Balance at January 1, 2002	1,208,092	$4.27	439,622	$7.57
Granted	296,800	2.03
Exercised	—	—
Canceled	(97,290)	5.16

Balance at December 31, 2002	1,407,602	3.73	555,631	6.17
Granted	12,000	2.18
Exercised	(1,600)	1.90
Canceled	(45,680)	7.03

Balance at December 31, 2003	1,372,322	3.61	766,562	4.85
Granted	16,000	2.45
Exercised	(153,650)	1.74
Canceled	(180,142)	6.19

Balance at December 31, 2004	1,054,530	$3.43	703,760	$4.18

      The following table summarizes information for options currently outstanding and exercisable at December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Yrs)	Price	Exercisable	Price

$1.49 to $ 1.82	36,000	5.72	$1.60	27,250	$1.61
1.87 to 1.87	446,630	6.59	1.87	242,610	1.87
2.02 to 2.02	219,901	7.64	2.02	81,901	2.02
2.18 to 2.45	37,999	8.54	2.36	37,999	2.36
3.97 to 3.97	176,400	4.31	3.97	176,400	3.97
5.73 to 25.50	137,600	2.13	10.83	137,600	10.83

$1.49 to $25.50	1,054,530	5.89	$3.43	703,760	$4.18

      Under the terms of the Company’s incentive stock option plans, employees and directors may be granted options to purchase the Company’s Common Stock at the market price on the date the option is granted. At December 31, 2004, 2003 and 2002, a total of 87,109, 62,269 and 64,399 options, respectively, were available for future grants under the 2002 plan.
      The Company has reserved approximately 1.1 million shares of Common Stock for future issuance related to potential stock option exercises.

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS — (Continued)

Shareholder Rights Agreement
      In September 1995, the Company’s board of directors adopted a shareholder rights agreement (the “Rights Agreement”). The Rights Agreement was subsequently amended in May 1999 and May 2004. Pursuant to the Rights Agreement, holders of Common Stock have certain rights to purchase Common Stock that are exercisable only in certain circumstances (the “Rights”). The Rights trade together with the Common Stock until the Distribution Date. The “Distribution Date” shall occur on the earlier of: (i) ten days following the date that the Company learns that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired beneficial ownership of 20% or more of the outstanding Common Stock and (ii) such date as may be designated by the Company’s board following the commencement of, or announcement of an intention to make, a tender or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 20% or more of such outstanding Common Stock. Each Right will not be exercisable until the Distribution Date. If any person becomes an Acquiring Person, the Rights will entitle each holder of a Right (other than those held by an Acquiring Person (or any affiliate or associate of any Acquiring Person)) to purchase, for $120 per Right (the “Purchase Price”), that number of shares of Common Stock which at the time of the transaction would have a market value of twice the Purchase Price. The Rights Agreement provides certain exceptions for beneficial ownership by A-B of up to 35% of the Company’s Common Stock. The Rights, which are not currently exercisable, expire on September 22, 2005, but may be extended by the Company or redeemed at any time by the Company for $0.001 per Right.

9.	Earnings (Loss) Per Share
      The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Year Ended December 31,

	2004	2003	2002

Net income (loss)	$(953,894)	$(1,838,613)	$(1,133,283)
Preferred stock accretion	(22,200)	(44,400)	(44,400)

Income (loss) available to common stockholders	$(976,094)	$(1,883,013)	$(1,177,683)

Weighted-average common shares outstanding	7,228,674	6,243,208	6,689,189

Basic and diluted earnings (loss) per share	$(0.14)	$(0.30)	$(0.18)

      The convertible redeemable preferred stock and outstanding stock options have been excluded from the calculation of diluted loss per share for the years ended December 31, 2004, 2003 and 2002 because their effect is antidilutive.

10.	Income Taxes
      The components of income tax expense (benefit) are as follows:

	Year Ended December 31,

	2004	2003	2002

Current	$30,000	$29,801	$30,344
Deferred	—	—	(155,954)

	$30,000	$29,801	$(125,610)

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The current tax expense is attributable to state taxes.
      A reconciliation between the U.S. federal statutory tax rate and the Company’s effective tax rate is presented below:

	Year Ended December 31,

	2004	2003	2002

Federal statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	2.7	2.7	2.6
Permanent differences, primarily meals and entertainment	(6.9)	(3.8)	(4.8)
Other items, net	22.8	0.2	(0.3)
Valuation allowance	(55.9)	(34.7)	(21.5)

	(3.3)%	(1.6)%	10.0%

      Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,

	2004	2003

Deferred tax liabilities:
Tax-over-book depreciation	$11,074,306	$11,373,318
Other	150,716	119,213

	11,225,022	11,492,531
Deferred tax assets:
NOL and AMT credit carryforwards	11,468,505	11,542,567
Other	441,503	218,849
Valuation allowance	(1,153,784)	(737,683)

	10,756,224	11,023,733

Net deferred tax liability	$468,798	$468,798

      As of December 31, 2004, the primary components of the Company’s deferred tax asset presented above were: federal net operating tax loss (“NOL”) carryforwards of $30.7 million, or $10.5 million tax-effected; federal alternative minimum tax credit carryforwards of $135,000; and state NOL carryforwards of $818,000 tax-effected. The federal NOL carryforwards expire from 2012 through 2024; alternative minimum tax credit carryforwards can be utilized to offset regular tax liabilities in future years and have no expiration date; and state NOL carryforwards expire through 2019. In 2002, the Company received a $49,000 refund resulting from the carryback of a federal alternative minimum tax credit to reduce a prior year’s tax liability.
      In accordance with SFAS No. 109, the Company established a valuation allowance in 2002 and increased it further in 2003 and 2004. The net change in the valuation allowance during the years ended December 31, 2004 and December 31, 2003 was an increase of $416,000 and an increase of $467,000, respectively. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically certain federal and state NOLs that may expire before the Company is able to utilize the tax benefit. The Company evaluates the potential recoverability of its deferred tax assets on a quarterly basis and, to the extent necessary, records a valuation allowance when circumstances indicate that the deferred tax asset may expire before the Company is able to utilize the tax benefit. Realization of the benefit is dependent on the Company’s ability to generate future U.S. taxable income. To the extent that the Company continues to be unable to generate adequate

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS — (Continued)
taxable income in future periods, the Company will not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering potentially expiring NOLs.

11.	Commitments
      Rent expense for the years ended December 31, 2004, 2003 and 2002 totaled $315,000, $247,000 and $527,000, respectively.
      Minimum aggregate future lease payments under noncancelable operating leases as of December 31, 2004 are as follows:

2005	$271,584
2006	268,784
2007	266,701
2008	266,701
2009	266,701
Thereafter	12,101,633

$13,442,104

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
      In May 1995, the Company entered into an agreement to lease the land on which the New Hampshire Brewery was subsequently constructed. The initial lease period runs through April 2047 and may be extended at the Company’s option for two additional seven-year terms. The lease also provides the Company with the first right of refusal to purchase the premises should the lessor receive an offer to sell the property to a third party. The monthly rent commenced upon the completion of the facility, and will escalate by 5% at the end of every five-year period beginning in 2005. Escalating rent expense is recorded on a straight-line basis over the term of the lease.
      The Company periodically enters into commitments to purchase natural gas and certain raw materials in the normal course of business. Furthermore, the Company has entered into purchase commitments to ensure it has the necessary supply of hops to meet future production requirements. Hop commitments are for crop years through 2008. The Company believes that hop commitments in excess of future requirements, if any, will not materially affect its financial condition or results of operations.
      The Company leases corporate office space to an unrelated party. The lease agreement expires in 2006. The Company recognized rental income for the years ended December 31, 2004, 2003 and 2002 of $162,000, $169,000 and $171,000, respectively. Future minimum lease rentals under the agreement total $284,000.

12.	Employee Benefit Plan
      The Company maintains a 401(k) savings plan for employees age 21 years or older with at least six months of service. Employee contributions may not exceed a specific dollar amount determined by law and rules of the Internal Revenue Service. The Company matches 100% of each dollar contributed by a participant employed by the Company on the last day of the calendar year who has worked 1,000 or more hours with a maximum matching contribution of 4% of a participant’s compensation. The Company’s contributions to the plan vest incrementally over five years of service by the employee. The Company’s contributions to the plan totaled $205,000, $231,000 and $214,000 in 2004, 2003 and 2002, respectively.

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS — (Continued)

13.	Financial Instruments, Major Customers, and Related-Party Transactions
      Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables and interest-bearing deposits. The Company’s interest-bearing deposits are placed with major financial institutions. While wholesale distributors, A-B and Craft Brands account for substantially all accounts receivable, this concentration risk is limited due to the number of distributors, their geographic dispersion, and state laws regulating the financial affairs of distributors of alcoholic beverages.
      The Company’s most significant wholesaler, K&L Distributors, Inc. (“K&L”), is responsible for distribution of the Company’s products in most of King County, Washington, including Seattle. K&L accounted for approximately 13% of total sales volume in the 2004, 2003, and 2002. Shipments of the Company’s product to K&L during the last six months of 2004 were made through Craft Brands.
      For the six months ended June 30, 2004, sales to A-B through the Distribution Alliance represented 67% of total sales during the same period, or $14,041,000. For the six months ended December 31, 2004, sales to A-B through the A-B Distribution Agreement represented 40% of total sales during the same period, or $6,275,000. Sales to A-B through the Distribution Alliance represented 65% and 63% of total sales, or $27,312,000 and $25,914,000, in 2003 and 2002, respectively.
      For the six months ended December 31, 2004, sales to Craft Brands represented 61% of total shipments during the same period, or 64,000 barrels.
      In connection with all sales through the Distribution Alliance prior to July 1, 2004, the Company paid a Margin fee to A-B. The July 1, 2004 A-B Distribution Agreement modified the Margin fee structure such that the Margin per barrel shipped increased and is paid on all sales through the new A-B Distribution Agreement. The Margin does not apply to sales to the Company’s retail operations or to dock sales. The Margin also does not apply to the Company’s sales to Craft Brands because Craft Brands pays a comparable fee on its resale of the product. The A-B Distribution Agreement also provides that the Company shall pay an additional fee on shipments that exceed shipments for the same territory during fiscal 2003. In addition, the Exchange and Recapitalization Agreement provided that the Margin be retroactively increased to the rate provided in the A-B Distribution Agreement for all shipments in June 2004.
      For the six month period ended December 31, 2004, the Margin was paid to A-B on shipments totaling 38,000 barrels to 371 distribution points. The incremental margin on June 2004 shipments was paid on approximately 20,000 barrels. For the six months ended June 30, 2004, the Margin was paid to A-B on shipments totaling 84,000 barrels to 495 Alliance distribution points. For the year ended December 31, 2003, the Margin was paid to A-B on shipments totaling 166,000 barrels to 527 Alliance distribution points. The Margin paid is reflected as a reduction of sales in the Company’s statement of operations.
      The Company also incurred additional fees related to A-B administrative and handling charges. Invoicing costs, staging costs, cooperage handling charges and inventory manager fees are reflected in cost of sales in the Company’s statement of operations. These fees collectively totaled approximately $406,000, $300,000 and $268,000 for the years ended December 31, 2004, 2003 and 2002, respectively.
      The Company purchased certain materials through A-B totaling $5,584,000, $6,750,000 and $4,115,000 in 2004, 2003 and 2002, respectively. The net amount due to A-B was $196,000 as of December 31, 2004 and the net amount due from A-B was $150,000 as December 31, 2003.
      In December 2003, the Company entered into a purchase and sale agreement with A-B for the purchase of the Pacific Ridge brand, trademark and related intellectual property. In consideration, the Company agreed to pay A-B a fee for 20 years based upon the Company’s sales of the brand. A fee of $80,000 due to A-B is reflected in the Company’s statements of operations for the year ended December 31, 2004.

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS — (Continued)
      In conjunction with the shipment of its products to wholesalers, the Company collects refundable deposits on its pallets. In certain circumstances when the pallets are returned to the Company, A-B may return the deposit to the wholesaler. The refundable deposit liability reflected in the Company’s balance sheets as of December 31, 2004 includes approximately $426,000 that is due to A-B.
      In January 2003, the Company entered into a licensing agreement with Widmer to produce and sell the Widmer Hefeweizen brand in states east of the Mississippi River. Brewing of this product, which began in February 2003, is conducted at the New Hampshire Brewery under the supervision and assistance of Widmer’s brewing staff to insure their brand’s quality and matching taste profile. The term of this agreement is for five years, with an additional one-year automatic renewal unless either party elects to terminate the arrangement. The agreement may be terminated by either party at any time without cause pursuant to 150 days notice. The agreement may be terminated for cause by either party under certain conditions. During the term of this agreement, Redhook will not brew, advertise, market, or distribute any product that is labeled or advertised as a “Hefeweizen” or any similar product in the agreed upon eastern territory. Brewing and selling of Redhook’s Hefe-weizen was discontinued in conjunction with this agreement. A licensing fee of $266,000 and $166,000 due to Widmer is reflected in the Company’s statements of operations for the years ended December 31, 2004 and 2003, respectively.

14.	Quarterly Financial Data (Unaudited)

	2004 Quarter Ended				2003 Quarter Ended

	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31

	(In thousands, except per share amounts)
Sales	$7,016	$8,790	$11,443	$9,391	$10,099	$11,110	$12,332	$8,671
Less Excise Taxes	666	878	952	771	828	868	1,068	733

Net Sales	6,350	7,912	10,491	8,620	9,271	10,242	11,264	7,938
Cost of Sales	6,167	6,951	7,479	6,575	7,412	7,178	7,844	6,267

Gross Profit	183	961	3,012	2,045	1,859	3,064	3,420	1,671
Selling, General and Administrative Expenses	1,255	1,310	2,546	2,528	2,683	3,236	2,937	2,833
Income from Equity Investment in Craft Brands	466	658	—	—	—	—	—	—
Craft Brands Alliance Shared Formation Expenses	—	(2)	131	407	—	—	—	—

Operating Income (Loss)	(606)	311	335	(890)	(824)	(172)	483	(1,162)
Interest Expense	55	48	43	44	45	46	50	51
Other Income (Expense) — Net	33	59	11	13	18	7	15	19

Income (Loss) before Income Taxes	(628)	322	303	(921)	(851)	(211)	448	(1,194)
Income Tax Provision (Benefit)	10	10	10	—	30	—	—	—

Net Income (Loss)	$(638)	$312	$293	$(921)	$(881)	$(211)	$448	$(1,194)

Basic Earnings (Loss) per Share	$(0.08)	$0.04	$(0.04)	$(0.15)	$(0.14)	$(0.04)	$0.07	$(0.19)

Diluted Earnings (Loss) per Share	$(0.08)	$0.04	$(0.04)	$(0.15)	$(0.14)	$(0.04)	$0.06	$(0.19)

Barrels Shipped	47.2	57.1	62.0	50.2	54.6	58.7	67.9	47.7

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
      On August 16, 2004, Ernst & Young LLP (“Ernst & Young”) resigned as the independent registered public accounting firm for the Company. The resignation followed notification by Ernst & Young on July 23, 2004 that the firm would resign as the Company’s independent registered public accounting firm following completion of services related to the review of the interim financial statements of the Company for the quarter ended June 30, 2004.
      The reports of Ernst & Young on the Company’s financial statements for the years ended December 31, 2003 and 2002 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that the report for the year ended December 31, 2003 expressed substantial doubt regarding the Company’s ability to continue as a going concern if the Company’s distribution agreement with Anheuser-Busch, which was subject to early termination in 2004, was terminated. The termination of the distribution agreement would have caused an event of default under the Company’s bank credit agreement and would have required the Company to redeem the Series B Preferred Stock on December 31, 2004. As reported in the Company’s current report on Form 8-K filed on July 2, 2004, the Company and Anheuser-Busch entered into a new distribution agreement which will expire on December 31, 2024, subject to the one-time right of Anheuser-Busch to terminate the distribution agreement on December 31, 2014.
      In connection with the audits of the Company’s financial statements for each of the two fiscal years ended December 31, 2003 and 2002, and in the subsequent interim period from December 31, 2003 through August 16, 2004, there were no disagreements with Ernst & Young on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of Ernst & Young would have caused Ernst & Young to make reference to the subject matter of the disagreement in their report. There were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K. The Company requested and Ernst & Young furnished a letter addressed to the Commission stating whether it agreed with the above statements. A copy of that letter, dated August 20, 2004, is filed as Exhibit 16.2 to the Company’s Form 10-K for the year ended December 31, 2004.
      On September 9, 2004, the Company engaged Moss Adams LLP (“Moss Adams”) as the Company’s independent registered public accounting firm for its fiscal year ending December 31, 2004. During the last two fiscal years and the subsequent interim period through September 9, 2004, the Company had not consulted with Moss Adams with respect to: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K). The decision to engage Moss Adams was approved by the Company’s audit committee.

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

Item 9B.	Other Information
      None.

PART III.

Item 10.	Directors and Executive Officers of the Registrant
      The response to this Item is contained in part in the Company’s definitive proxy statement for its 2005 Annual Meeting of Stockholders (the “2005 Proxy Statement”) under the captions “Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and the information contained therein is incorporated herein by reference.
      Information regarding executive officers is set forth herein in Part I, Item 4A, under the caption “Executive Officers of the Company.”
      The Company has adopted a Code of Conduct applicable to all employees, including the principal executive officer, principal financial officer, principal accounting officer and directors. A copy of the Code of Conduct is available on the Company’s website at www.Redhook.com under “Governance.” Any waivers of the code for the Company’s directors or executive officers will be approved by the board of directors. The Company will disclose any such waivers on a Form 8-K within five business days after the waiver is approved.

Item 11.	Executive Compensation
      The response to this Item is contained in the 2005 Proxy Statement under the caption “Executive Compensation,” and the information contained therein is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans
      The following is a summary as of December 31, 2004 of all equity compensation plans of the Company that provide for the issuance of equity securities as compensation. See Note 8 of the Notes to Financial Statements — Common Stockholders’ — Equity for additional discussion.

Number of Securities
Remaining Available
	Number of Securities		for Future Issuance
	to be Issued Upon	Weighted Average	under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(excluding securities
	Warrants and Rights	Warrants and Rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,054,530	$3.43	87,109
Equity compensation plans not approved by security holders	—	—	—

Total	1,054,530	$3.43	87,109

      The remaining response to this Item is contained in part in the 2005 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management the information contained therein is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      The response to this Item is contained in the 2005 Proxy Statement under the caption “Certain Transactions,” and the information contained therein is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
      The response to this Item is contained in the 2005 Proxy Statement under the caption “Proposal 2 — Appointment of Independent Auditors,” and the information contained therein is incorporated herein by reference.
PART IV.

Item 15.	Exhibits and Financial Statement Schedules
      (a) The following documents are filed as part of this report:
           1.     Audited Financial Statements
           2.     Financial Statement Schedules

All other Financial Statement Schedules are omitted because they are not applicable or the required information is shown in the Financial Statements and Notes.
           3.     Exhibits

The following exhibits are filed with or incorporated by reference into this report pursuant to Item 601 of Regulation S-K:

EXHIBIT NO. 3 Articles of Incorporation and Bylaws

3.1	Restated Articles of Incorporation of Registrant, dated July 7, 2004 (Incorporated by reference from Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended June 30, 2004)
3.2	Amended and Restated Bylaws of Registrant, dated April 7, 2004 (Incorporated by reference from Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 2004)

EXHIBIT NO. 4 Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Amended and Restated Rights Agreement, dated as of May 12, 1999 between Redhook Ale Brewery, Incorporated and ChaseMellon Shareholder Services, L.L.C. (Incorporated by reference from Exhibit 10.39 to the Company’s Form 10-Q for the quarter ended March 31, 1999)
4.2	Amendment No. 1, dated as of May 18, 2004, to Amended and Restated Rights Agreement dated May 12, 1999 between Redhook Ale Brewery, Incorporated and Mellon Investor Services LLC (formerly known as ChaseMellon Shareholder Services, L.L.C.), as Rights Agent (Incorporated by reference from Exhibit 1 to the Company’s Form 8-A/A filed on June 28, 2004)

EXHIBIT NO. 10 Material Contracts

Executive Compensation Plans and Agreements

10.1	Registrant’s Incentive Stock Option Plan, dated September 12, 1990 (Incorporated by reference from Exhibit 10.15 to the Company’s Registration Statement on Form S-1, No. 33-94166)
10.2	Amended and Restated Registrant’s Directors Stock Option Plan (Incorporated by reference from Exhibit 10.14 to the Company’s Registration Statement on Form S-1, No. 33-94166)
10.3	Amendment dated as of February 27, 1996, to Amended and Restated Registrant’s Directors Stock Option Plan (Incorporated by reference from Exhibit 10.32 to the Company’s Form 10-Q for the quarter ended June 30, 1996, No. 0-26542)
10.4	Form of Stock Option Agreement for Registrant’s Directors Stock Option Plan
10.5	Registrant’s 1992 Stock Incentive Plan, approved October 20, 1992, as amended, October 11, 1994 and May 25, 1995 (Incorporated by reference from Exhibit 10.16 to the Company’s Registration Statement on Form S-1, No. 33-94166)
10.6	Amendment dated as of July 25, 1996, to Registrant’s 1992 Stock Incentive Plan, as amended (Incorporated by reference from Exhibit 10.33 to the Company’s Form 10-Q for the quarter ended June 30, 1996, No. 0-26542)
10.7	Amendment dated as of February 27, 1996, to Registrant’s 1992 Stock Incentive Plan, as amended (Incorporated by reference from Exhibit 10.31 to the Company’s Form 10-Q for the quarter ended June 30, 1996, No. 0-26542)
10.8	Form of Stock Option Agreement for Registrant’s 1992 Stock Incentive Plan, as amended
10.9	Registrant’s 2002 Stock Option Plan (Incorporated by reference from the Addendum to the Company’s Proxy Statement for 2002 Annual Meeting of Shareholders)
10.10	Form of Stock Option Agreement (Directors Grants) for Registrant’s 2002 Stock Option Plan
10.11	Form of Stock Option Agreement (Executive Officer Grants) for Registrant’s 2002 Stock Option Plan
10.12	Employment Agreement between Registrant and Paul Shipman, dated November 1, 2000 (Incorporated by reference from Exhibit 10.43 to the Company’s Form 10-K for the year ended December 31, 2000)
10.13	Employment Agreement between Registrant and David J. Mickelson, dated August 1, 2000 (Incorporated by reference from Exhibit 10.27 to the Company’s Form 10-Q for the quarter ended September 30, 2000)
10.14	Employment Agreement between Registrant and Allen L. Triplett, dated August 1, 2000 (Incorporated by reference from Exhibit 10.28 to the Company’s Form 10-Q for the quarter ended September 30, 2000)
10.15	Employment Agreement between Registrant and Pamela J. Hinckley, dated August 1, 2000 (Incorporated by reference from Exhibit 10.29 to the Company’s Form 10-Q for the quarter ended September 30, 2000)

10.16	Employment Agreement between Registrant and Greg Marquina, dated August 1, 2000 (Incorporated by reference from Exhibit 10.41 to the Company’s Form 10-Q for the quarter ended September 30, 2000)
10.17	Employment Agreement between Registrant and Gerard C. Prial, dated August 1, 2000 (Incorporated by reference from Exhibit 10.46 to the Company’s Form 10-K for the year ended December 31, 2001)
10.18	Summary Sheet of Director Compensation and Executive Cash Compensation

Other Material Contracts

10.19	Investment Agreement dated as of October 18, 1994, between the Registrant and Anheuser-Busch, Incorporated (Incorporated by reference from Exhibit 10.4 to the Company’s Registration Statement on Form S-1, No. 33-94166)
10.20	Registration Rights Agreement dated as of October 18, 1994, between Registrant and Anheuser-Busch, Incorporated (Incorporated by reference from Exhibit 10.7 to the Company’s Registration Statement on Form S-1, No. 33-94166)
10.21	Master Distributor Agreement between Registrant and Anheuser-Busch, Incorporated, dated October 18, 1994 (Incorporated by reference from Exhibit 10.21 to the Company’s Registration Statement on Form S-1, No. 33-94166)*
10.22	Amendment No. 1 dated as of June 26, 1996, to Master Distribution Agreement between Registrant and Anheuser-Busch, Incorporated, dated October 18, 1994 (Incorporated by reference from Exhibit 10.30 to the Company’s Form 10-Q for the quarter ended June 30, 1996, No. 0-26542)
10.23	Letter Agreement dated as of July 31, 1995, between Registrant and Anheuser-Busch, Incorporated (Incorporated by reference from Exhibit 10.25 to the Company’s Registration Statement on Form S-1, No. 33-94166)
10.24	Consent, Waiver and Amendment, dated September 19, 1997, to Master Distributor Agreement between Registrant and Anheuser-Busch, Incorporated, dated October 18, 1994 (Incorporated by reference from Exhibit 10.36 to the Company’s Form 10-Q for the quarter ended September 30, 1997, No. 0-26542)
10.25	Purchasing Agreement dated as of March 27, 1998, between Registrant and Anheuser-Busch, Incorporated (Incorporated by reference from Exhibit 10.37 to the Company’s Form 10-Q for the quarter ended March 31, 1998)
10.26	Purchasing Agreement dated as of November 21, 2002, between Registrant and Anheuser-Busch, Incorporated (Incorporated by reference from Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2002)
10.27	Multi-Tenant Lease between the Quadrant Corporation and Registrant, dated June 1, 1987, as amended, November 5, 1987, February 1, 1988, March 29, 1988, June 27, 1988, October 27, 1988, June 18, 1991, October 1, 1991, December 22, 1992 and March 31,1993 (Incorporated by reference from Exhibit 10.9 to the Company’s Registration Statement on Form S-1, No. 33-94166)
10.28	Sublease between Pease Development Authority as Sublessor and Registrant as Sublessee, dated May 30, 1995 (Incorporated by reference from Exhibit 10.11 to the Company’s Registration Statement on Form S-1, No. 33-94166)
10.29	Assignment of Sublease and Assumption Agreement dated as of July 1, 1995, between Registrant and Redhook of New Hampshire, Inc. (Incorporated by reference from Exhibit 10.24 to the Company’s Registration Statement on Form S-1, No. 33-94166)
10.30	Amended and Restated Credit Agreement between U.S. Bank of Washington, National Association and Registrant, dated June 5, 1995 (Incorporated by reference from Exhibit 10.18 to the Company’s Registration Statement on Form S-1, No. 33-94166)
10.31	First Amendment dated as of July 25, 1996, to Amended and Restated Credit Agreement between U.S. Bank of Washington, National Association and Registrant, dated June 5, 1995 (Incorporated by reference from Exhibit 10.34 to the Company’s Form 10-Q for the quarter ended September 30, 1996, No. 0-26542)

10.32	Second Amendment to Amended and Restated Credit Agreement between U.S. Bank of Washington, National Association and Registrant, dated September 15, 1997 (Incorporated by reference from Exhibit 10.35 to the Company’s Form 10-Q for the quarter ended September 30, 1997, No. 0-26542)
10.33	Third Amendment to Amended and Restated Credit Agreement between U.S. Bank of Washington, National Association and Registrant, dated February 22, 1999 (Incorporated by reference from Exhibit 10.38 to the Company’s Form 10-Q for the quarter ended March 31, 1999)
10.34	Fourth Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and Registrant, dated August 10, 2000 (Incorporated by reference from Exhibit 10.42 to the Company’s Form 10-Q for the quarter ended September 30, 2000)
10.35	Fifth Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and Registrant, dated June 19, 2001 (Incorporated by reference from Exhibit 10.44 to the Company’s Form 10-Q for the quarter ended June 30, 2001)
10.36	Sixth Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and Registrant, dated December 31, 2001 (Incorporated by reference from Exhibit 10.45 to the Company’s Form 10-K for the year ended December 31, 2001)
10.37	Seventh Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and Registrant, dated June 21, 2002 (Incorporated by reference from Exhibit 10.47 to the Company’s Form 10-Q for the quarter ended June 30, 2002)
10.38	Eighth Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and Registrant, dated March 18, 2003 (Incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2003)
10.39	Ninth Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and Registrant, dated as of October 31, 2003 (Incorporated by reference from Exhibit 10.34 to the Company’s Form 10-K for the year ended December 31, 2003)
10.40	Tenth Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and Registrant, dated as of February 9, 2004 (Incorporated by reference from Exhibit 10.35 to the Company’s Form 10-K for the year ended December 31, 2003)
10.41	Eleventh Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and Registration, dated as of September 28, 2004 (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on October 26, 2004)
10.42	Exchange and Recapitalization Agreement dated as of June 30, 2004 between the Registrant and Anheuser-Busch, Incorporated (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on July 2, 2004)
10.43	Master Distributor Agreement dated as of July 1, 2004 between the Registrant and Anheuser-Busch, Incorporated (Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed on July 2, 2004)*
10.44	Registration Rights Agreement dated as of July 1, 2004 between the Registrant and Anheuser-Busch, Incorporated (Incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K filed on July 2, 2004)
10.45	Supply, Distribution and Licensing Agreement dated as of July 1, 2004 between the Registrant and Craft Brands Alliance LLC (Incorporated by reference from Exhibit 10.4 to the Company’s Form 8-K filed on July 2, 2004)*
10.46	Master Distributor Agreement dated as of July 1, 2004 between Craft Brands Alliance LLC and Anheuser-Busch, Incorporated (Incorporated by reference from Exhibit 10.5 to the Company’s Form 8-K filed on July 2, 2004)*
10.47	Amendment No. 1, dated as of May 18, 2004, to Amended and Restated Rights Agreement dated May 12, 1999 between Redhook Ale Brewery, Incorporated and Mellon Investor Services LLC (formerly known as ChaseMellon Shareholder Services, L.L.C.), as Rights Agent (Incorporated by reference from Exhibit 1 to the Company’s Form 8-A/A filed on June 28, 2004)

EXHIBIT NO. 16 Letter regarding Change in Certifying Accountant

16.1	Letter dated July 29, 2004 from the Company’s former principal independent accountants (Incorporated by reference from Exhibit 16.1 to the Company’s Form 8-K filed on July 30, 2004)
16.2	Letter dated August 20, 2004 from the Company’s former principal independent accountants (Incorporated by reference from Exhibit 16.1 to the Company’s Form 8-K/A filed on August 20, 2004)

EXHIBIT NO. 21 Subsidiaries of the Registrant

21.1	Subsidiaries of the Registrant (Incorporated by reference from Exhibit 21.1 to the Company’s Registration Statement on Form S-1, No. 33-94166)

EXHIBIT NO. 23 Consents of Experts and Counsel

23.1	Consent of Moss Adams LLP, Independent Registered Public Accountants
23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
23.3	Consent of Moss Adams LLP, Independent Registered Public Accountants

EXHIBIT NO. 31 and 32 Certifications

31.1	Certification of Chief Executive Officer of Redhook Ale Brewery, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of Redhook Ale Brewery, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of Redhook Ale Brewery, Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer of Redhook Ale Brewery,, Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(*)	Confidential treatment has been granted for portions of this document.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Woodinville, State of Washington, on March 30, 2005.

REDHOOK ALE BREWERY, INCORPORATED

By	/s/ David J. Mickelson

David J. Mickelson
Executive Vice President,
Chief Financial Officer and
Chief Operating Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul S. Shipman Paul S. Shipman	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 30, 2005

/s/ David J. Mickelson David J. Mickelson	Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)	March 30, 2005

/s/ Lorri L. Jones Lorri L. Jones	Controller and Treasurer (Principal Accounting Officer)	March 30, 2005

/s/ Frank H. Clement Frank H. Clement	Director	March 30, 2005

/s/ Jerry D. Jones Jerry D. Jones	Director	March 30, 2005

/s/ David R. Lord David R. Lord	Director	March 30, 2005

/s/ Patrick J. McGauley Patrick J. McGauley	Director	March 30, 2005

/s/ John D. Rogers, Jr. John D. Rogers, Jr.	Director	March 30, 2005

/s/ Anthony J. Short Anthony J. Short	Director	March 30, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS
To the Shareholders and Board of Directors
Craft Brands Alliance LLC
      We have audited the accompanying balance sheet of Craft Brands Alliance LLC as of December 31, 2004, and the related statements of income, members’ equity and cash flows from inception (July 1, 2004) through December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Craft Brands Alliance LLC at December 31, 2004, and the results of its operations and its cash flows from inception (July 1, 2004) through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.
Seattle, Washington
February 11, 2005

CRAFT BRANDS ALLIANCE LLC
BALANCE SHEET
December 31, 2004

ASSETS

Current Assets
Cash and Cash Equivalents	$146,423
Accounts Receivable, net	1,916,879
Inventory	754,778
Prepaid Expenses	111,678

$2,929,758

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts Payable	$1,982,340
Other Accrued Expenses	673,352

2,655,692
Members’ Equity	274,066

$2,929,758

See accompanying notes.

CRAFT BRANDS ALLIANCE LLC
STATEMENT OF INCOME
From Inception (July 1, 2004) through December 31, 2004

Sales	$27,777,282
Cost of Sales	20,103,807

Gross Profit	7,673,475
Operating Expenses	4,704,232

Income from Operations	2,969,243

Other Income (Expense)
Interest Expense	(3,347)
Miscellaneous Income	108
Royalty Expense	(97,294)

(100,533)

Net Income	$2,868,710

See accompanying notes.

CRAFT BRANDS ALLIANCE LLC
STATEMENT OF MEMBERS’ EQUITY
From Inception (July 1, 2004) through December 31, 2004

Balance, July 1, 2004 (date of inception)	$—
Issuance of Units	200
Sales and Marketing Capital Contribution by Redhook Ale Brewery, Incorporated	250,000
Net Income	2,868,710
Profit Distributions to Members	(2,844,844)

Balance, December 31, 2004	$274,066

See accompanying notes.

CRAFT BRANDS ALLIANCE LLC
STATEMENTS OF CASH FLOWS
From Inception (July 1, 2004) through December 31, 2004

Cash Flows from Operating Activities
Net Income	$2,868,710
Changes in Assets and Liabilities
Accounts Receivable	(1,916,879)
Inventory	(754,778)
Prepaid Expenses	(111,678)
Accounts Payable and Other Accrued Expenses	2,655,692

Net Cash from Operating Activities	2,741,067

Cash Flows from Financing Activities
Issuance of Units	200
Capital Contributions	250,000
Issuance of Member Notes Payable	300,000
Payoff of Member Notes Payable	(300,000)
Profit Distribution	(2,844,844)

Net Cash from Financing Activities	(2,594,644)

Net Increase in Cash and Cash Equivalents	146,423
Beginning of Period	—

End of Period	$146,423

Supplemental Cash Flow Information
Cash paid during the period for interest	$3,347

See accompanying notes.

CRAFT BRANDS ALLIANCE LLC
NOTES TO FINANCIAL STATEMENTS
December 31, 2004
Note 1 — Description of Operations and Summary of Significant Accounting Policies
      Description of Operations — Craft Brands Alliance LLC was formed on July 1, 2004 in Oregon by Widmer Brothers Brewing Company and Redhook Ale Brewery, Incorporated. The Company represents three malt beverage brands — Widmer, Redhook and Kona in 12 western states, including Alaska, Arizona, California, Colorado, Hawaii, Idaho, Montana, Nevada, New Mexico, Oregon, Washington and Wyoming, acting as a sales representative, marketing firm and wholesaler for the breweries in this area, except in the state of Washington. Approximately 54% of the sales volume for the Company is from the California and Oregon markets.
      Cash Equivalents — All highly liquid investment instruments with a remaining maturity of three months or less when purchased are considered to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value.
      Accounts Receivable — Sales are made to approved customers on an open account basis, subject to established credit limits, and generally no collateral is required. Accounts receivable are stated at an amount management expects to collect. The Company has recorded an allowance for doubtful accounts of $10,000 at December 31, 2004. This allowance is based on management’s evaluation of outstanding accounts receivable at the end of the period.
      Inventory — Inventory includes only point of sale and promotional merchandise items. The inventory items are based on the average cost method. These inventory items are classified as finished goods when received.

Merchandise	$286,989
Point of Sale	467,789

$754,778

      Income Taxes — Craft Brands Alliance LLC is limited liability company that was established as a partnership and is not required to pay any income taxes, due to the entity type. The members owning the company will be required to report all income and associated taxes on their financial reports and tax filings.
      Use of Estimates — The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances at the time. Actual results may differ from those estimates under different assumptions or conditions.
      Concentration of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and accounts receivable. At times, cash balances exceed federal insured limits. However, cash is held on deposit in a major financial institution and is considered minimum credit risk.
      As of December 31, 2004, the Company has one customer that accounted for approximately 64% of the accounts receivable. This customer accounted for 69% of the total revenue.
      Fair Value of Financial Instruments — The recorded value of the Company’s financial instruments is considered to approximate the fair value of the instruments, in all material respects, because the Company’s receivables and payables are recorded at amounts expected to be realized and paid.
      Product Purchase Price — The products from the participating breweries are purchased at what is referred to as the transfer price. The transfer price updates annually based on the last 12-months actual net

CRAFT BRANDS ALLIANCE LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
sales per barrel results. The average net sales price per barrel for Widmer, Redhook and Kona split between draught and package are multiplied by 59%. Then, the average excise tax rate is then added to the total to create the new transfer price. The price is updated annually based on the last 12-month results as of September 30 for the next calendar year.
      Advertising — The Company expenses advertising costs when incurred. Advertising expense during 2004 totaled $316,543.
      Recent Accounting Pronouncements — Due to FASB Interpretation Number 46 (FIN 46) — Consolidation of Variable Interest Entities, Craft Brands Alliance LLC financial statements will be consolidated with Widmer Brothers Brewing Company for reporting purposes. The decision to consolidate at the Widmer company level is due to their control of the Company based on the greater than 50% profit share for Widmer since the number of board seats and ownership percentage is equal between the Company members.
Note 2 — Company Operating Agreement
      The Operating Agreement was made and entered into effective July 1, 2004, by and between Widmer Brothers Brewing Company, an Oregon corporation (“Widmer”), Redhook Ale Brewery, Incorporated, a Washington corporation (“Redhook”), and Craft Brands Alliance LLC (the “Company”). Widmer and Redhook referred to hereinafter as the “Members.”
      Widmer and Redhook are both manufacturers of craft malt beverages. Widmer and Redhook each have a distribution agreement with Anheuser-Busch, Inc. (“A-B”) pursuant to which A-B distributes the malt beverage products of Widmer and Redhook.
      Widmer and Redhook Products are currently distributed in the following common states: Alaska, Arizona, California, Colorado, Hawaii, Idaho, Montana, New Mexico, Nevada, Oregon, Washington, and Wyoming (the “Initial Territory”). The Members have determined that it would create certain efficiencies and synergies for Widmer and Redhook to consolidate certain marketing, advertising, sales, distribution, and related operations and to jointly market, advertise, sell, and distribute their respective Products in the Initial Territory. The Members intend for Company to market, advertise, sell, and distribute the Products in the Initial Territory on an exclusive basis; provided that in the state of Washington, (1) Company will receive orders for Products from A-B Wholesalers, (2) Company will assign the orders to Widmer or Redhook, and (3) the Products will be sold and distributed directly by Redhook and Widmer to A-B wholesalers located in Washington. The Products will continue to be distributed through A-B.
      The Operating Agreement may be terminated by either member if A-B no longer distributes the products of Craft Brands Alliance LLC.
      A-B currently has an equity interest in both Widmer and Redhook.
      The Company has the following additional agreements with Widmer Brothers Brewing Company and Redhook Ale Brewery, Incorporated:
      A Supply, Distribution, and Licensing Agreement by and between Widmer and Company, pursuant to which Company purchases Widmer’s Products from Widmer and has the exclusive right to advertise and market the Widmer Products in the Initial Territory and to distribute the Widmer Products in the Initial Territory except for Washington.
      A Supply, Distribution, and Licensing Agreement by and between Redhook and Company, pursuant to which Company purchases the Redhook Products from Redhook and has the exclusive right to advertise and market the Redhook Products in the Initial Territory and to distribute the Redhook Products in the Initial Territory except for Washington.

CRAFT BRANDS ALLIANCE LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
      A Master Distributor Agreement by and between A-B and Company, pursuant to which A-B distributes the Redhook Products and the Widmer Products in the Initial Territory (other than Washington).
      A Master Distributor Agreement between A-B and Widmer, pursuant to which A-B wholesalers continue to distribute Widmer Products in Washington.
      A Master Distributor Agreement between A-B and Redhook, pursuant to which A-B continues to distribute Redhook Products outside the Initial Territory.
      A Management Services Agreement by and between Company and Widmer, pursuant to which Widmer provides Company certain management services, and licenses to Company certain office space.
      A License and Services Agreement by and between Company and Redhook pursuant to which Redhook licenses certain space and provides certain services to Company.
      A Consulting Services Agreement by and between Company and Widmer pursuant to which Company provides certain consulting services to Widmer.
      A Consulting Services Agreement by and between Company and Redhook pursuant to which Company provides certain consulting services to Redhook.
      A Cross-Indemnity Agreement pursuant to which each Member agrees to indemnify and defend the other Member and Company from claims brought by the shareholders of the indemnifying Member against either the indemnified Member or Company.
      Limited Liability Company Profit Distribution — The profit is distributed between its members at a 58% & 42% split to Widmer and Redhook, respectively. This calculation is completed after the Kona profit is determined, which is based on Kona’s volume percentage of the total Company sales volume. The Kona percentage is then multiplied by the income total and is distributed by 70%/30% split in 2004 between Widmer and Redhook, respectively. The Kona profitability split changes each year, 65%/35% in 2005 to 60%/40% in 2006 and until 2007 when the split is the 58%/42% income distribution for Widmer and Redhook, respectively, as it is for all products according to the Agreement. The remaining income is then shared between Widmer and Redhook at the above-mentioned split. The profit distribution is paid to the members monthly once the financial statements are finalized. The profit distribution may be lower than the monthly income generated if additional working capital is required to satisfy the Company’s needs.
      Master Distributor Agreement with Anheuser-Busch — The Company entered into a Master Distributor Agreement with A-B on July 1, 2004. Under the terms of the Agreement, the Company granted A-B the exclusive right to serve as the Master Distributor for the Company’s products, except in the state of Washington. The Company sells its products to A-B who in turn then sells the products to its wholesalers. In addition, the Company pays A-B specified fees for certain transaction processing and product handling.
      The Agreement remains in effect until December 31, 2014 and renews automatically for an additional ten-year period unless terminated by either party upon at least six months prior written notice. In addition, either party may terminate the Agreement at any time upon 30 days to six months prior written notice in the event of default of either party’s performance if the default issue is not cured within the specified time frame. Also, A-B can terminate the Agreement immediately if changes in ownership, control or incompatible conduct on the part of the Company which is not remedied within the required time.
      A-B is also due the Incremental Margin Fee which is derived from the quarterly volume in the given year compared to the 2003 base volume. Any volume gain over the 2003 base volume is remitted to A-B within 45 days of the end of the quarter. This fee updates annually based on the GDP Deflator. No Incremental Fees were due in 2004.

CRAFT BRANDS ALLIANCE LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
Note 3 — Related Party Transactions
      The Company has transactions and account balances with affiliates, including the Company’s two members, plus Kona Brewery LLC which are suppliers to the Company and through the distribution relationship with Anheuser-Busch Inc. that sells the Company’s products directly to the wholesalers, except in the state of Washington.

	Widmer	Redhook	Kona	ABI	Total

Payables	$814,593	$398,707	$142,897	$52,294	$1,408,491
Receivables	233,749	431,089	(1,152)	1,232,016	1,895,702
Note 4 — Notes Payable
      The Company issued member notes payable that were paid off in their entirety prior to year-end. The original notes payable were related to initial startup loans by Widmer and Redhook as a part of the Operating Agreement to fund the initial working capital requirements. The Operating Agreement states that within ten days following the operative date of this Agreement each Member shall make a Required Member Loan to Company in the amount requested by Company, up to $150,000 each. Craft Brands Alliance repaid each brewery the principal amount, plus interest based on the federal funds rate.
Note 5 — Member’s Equity
      As a part of the Operating Agreement, each member will own 500 units of the company. The units have no par value. No stock certificates were issued to represent the units. The initial capital contribution was $100 for each brewery. Only 1,000 shares were initially authorized for Craft Brands Alliance LLC.

Member	# of Units	Initial Investment

Redhook Ale Brewery	500	$100
Widmer Bros. Brewing Co.	500	$100
      Redhook was required to make an additional capital contribution due to lower than expected volume results for 2003 which totaled $250,000. These dollars must be used to market, advertise, promote and invest directly into the Redhook brand within the established territory. $114,772 of Redhook marketing expenses was used to promote the brand during the year, leaving a $135,228 balance as of December 31, 2004.
Note 6 — Retirement Plan
      The Company established a deferred compensation retirement plan, which covers employees that are at least 18 years of age and with greater than three months of service. Under the terms of the plan, participating employees may defer a portion of their gross wages. The Company has a discretionary match that is stated as 50% of the employee’s contributions up to 6% of their gross wages. The Company funded $43,651 in employer contributions for 2004.
Note 7 — Commitments
      The Company has made commitments with two advertising agencies to perform creative development and advertising for the Widmer, Redhook and Kona brands. The agencies, Sedgwick Rd and Wongdoody, are guaranteed $85,716 and $75,000 in 2005, respectively, for their services. Also, the Company has an advertising agreement with Trail Blazers Inc., which includes $38,827 in sponsorship costs in 2005.

CRAFT BRANDS ALLIANCE LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
Note 8 — Subsequent Events
      The Company has initiated changes to the Redhook brand which include the new design and production of a proprietary bottle in 2005 along with updated packaging. It is estimated that the design, package and bottle will cost the Company approximately $250,000. The new bottle and packaging is expected to be released in May 2005.