Form 10-Q
period 2005-03-31
REDHOOK ALE BREWERY INC
filed 2005-05-16
CIK 892222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

         (MARK ONE)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares of the registrant’s Common Stock outstanding as of May 13, 2005 was 8,188,859.

Page 1 of 24 sequentially numbered pages

REDHOOK ALE BREWERY, INCORPORATED

FORM 10-Q

For The Quarterly Period Ended March 31, 2005

PART 1.

ITEM 1. Financial Statements

REDHOOK ALE BREWERY, INCORPORATED

BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$5,070,425	$5,589,621
Accounts Receivable	1,574,220	1,123,475
Trade Receivable from Craft Brands Alliance LLC	865,793	398,707
Inventories	3,224,872	3,000,309
Other	508,830	506,328

Total Current Assets	11,244,140	10,618,440
Fixed Assets, Net	62,304,428	63,018,806
Receivable from Craft Brands Alliance LLC	—	277,144
Investment in Craft Brands Alliance LLC	169,381	192,857
Other Assets	19,258	20,977

Total Assets	$73,737,207	$74,128,224

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,090,244	$1,815,380
Trade Payable to Craft Brands Alliance LLC	730,295	431,089
Accrued Salaries, Wages and Payroll Taxes	1,038,207	1,220,248
Refundable Deposits	2,657,145	2,526,088
Other Accrued Expenses	498,106	515,123
Current Portion of Long-Term Debt	450,000	450,000

Total Current Liabilities	7,463,997	6,957,928

Long-Term Debt, Net of Current Portion	5,062,500	5,175,000

Deferred Income Taxes, Net	398,798	468,798

Other Liabilities	81,129	64,903

Commitments

Common Stockholders’ Equity:
Common Stock, Par Value $0.005 per Share, Authorized, 50,000,000 Shares; Issued and Outstanding, 8,188,859 Shares in 2005 and 8,188,199 Shares in 2004	40,944	40,941
Additional Paid-In Capital	68,763,039	68,761,766
Retained Earnings (Deficit)	(8,073,200)	(7,341,112)

Total Common Stockholders’ Equity	60,730,783	61,461,595

Total Liabilities and Common Stockholders’ Equity	$73,737,207	$74,128,224

See Accompanying Notes to Financial Statements

REDHOOK ALE BREWERY, INCORPORATED

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Sales	$7,324,974	$9,390,479
Less Excise Taxes	752,427	770,645

Net Sales	6,572,547	8,619,834
Cost of Sales	6,048,289	6,574,213

Gross Profit	524,258	2,045,621
Selling, General and Administrative Expenses	1,542,523	2,528,568
Income from Equity Investment in Craft Brands	259,694	—
Craft Brands Alliance Shared Formation Expenses	—	406,767

Operating Income (Loss)	(758,571)	(889,714)
Interest Expense	61,319	43,607
Other Income (Expense) — Net	28,802	12,783

Income (Loss) before Income Taxes	(791,088)	(920,538)
Income Tax Provision (Benefit)	(59,000)	—

Net Income (Loss)	$(732,088)	$(920,538)

Basic Earnings (Loss) per Share	$(0.09)	$(0.15)

Diluted Earnings (Loss) per Share	$(0.09)	$(0.15)

See Accompanying Notes to Financial Statements

REDHOOK ALE BREWERY, INCORPORATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Operating Activities
Net Income (Loss)	$(732,088)	$(920,538)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Depreciation and Amortization	730,342	738,576
Income from Equity Investment in Craft Brands in Excess of Cash Distribution	(34,253)	—
Deferred Income Taxes, Net	(70,000)	—
Net Change in Operating Assets and Liabilities	(287,728)	(797,932)

Net Cash Used in Operating Activities	(393,727)	(979,894)

Investing Activities
Expenditures for Fixed Assets	(14,245)	(22,662)
Other, Net	—	(1,251)

Net Cash Used in Investing Activities	(14,245)	(23,913)

Financing Activities
Principal Payments on Debt	(112,500)	(112,500)
Issuance of Common Stock	1,276	58,815

Net Cash Used in Financing Activities	(111,224)	(53,685)

Increase (Decrease) in Cash and Cash Equivalents	(519,196)	(1,057,492)

Cash and Cash Equivalents:
Beginning of Period	5,589,621	6,123,349

End of Period	$5,070,425	$5,065,857

See Accompanying Notes to Financial Statements

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

     The accompanying financial statements and related notes of Redhook Ale Brewery, Incorporated (the “Company”) should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These financial statements are unaudited but, in the opinion of management, reflect all material adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. All such adjustments were of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results of operations for the full year.

2. Inventories

     Inventories consist of the following:

	March 31,	December 31,
	2005	2004
Raw materials	$1,296,606	$1,122,290
Work in process	885,647	833,846
Finished goods	418,314	350,543
Promotional merchandise	442,721	480,338
Packaging materials	181,584	213,292

	$3,224,872	$3,000,309

     Work in process is beer held in fermentation tanks prior to the filtration and packaging process.

3. Craft Brands Alliance LLC

     On July 1, 2004, the Company entered into agreements with Widmer Brothers Brewing Company (“Widmer”) with respect to the operation of a joint venture, Craft Brands Alliance LLC (“Craft Brands”). Pursuant to these agreements, the Company manufactures and sells its product to Craft Brands at prices below wholesale pricing levels; Craft Brands, in turn, purchases products from the Company and advertises, markets, sells and distributes these products in the western United States pursuant to a distribution agreement between Craft Brands and Anheuser-Busch, Incorporated (“A-B”). The Company and Widmer also entered into a restated operating agreement with Craft Brands (the “Operating Agreement”) that governs the operations of Craft Brands and the obligations of its members.

     The Operating Agreement requires the Company to make certain capital contributions to support the operations of Craft Brands. Contemporaneous with the execution of the Operating Agreement, the Company was obligated to make a 2004 sales and marketing capital contribution in the amount of $250,000. The agreement designated this sales and marketing capital contribution to be used by Craft Brands for expenses related to the marketing, advertising, and promotion of the Company’s products (“Special Marketing Expense”). The Operating Agreement also requires an additional sales and marketing contribution in 2008 if the volume of sales of Redhook products in 2007 in the Craft Brands territory is less than 92% of the volume of sales of Redhook products in 2003 in the Craft Brands territory. The 2008 contribution, if one is required, cannot exceed $750,000 and will be required to be paid by the Company in no more than three equal installments made on or before February 1, 2008, April 1, 2008, and July 1, 2008. Widmer has an identical obligation under the Operating Agreement with respect to the 2008 sales and marketing capital contribution and sales of its product. The Operating Agreement also obligates the Company and Widmer to make other additional capital contributions only upon the request and consent of the Craft Brands’ board of directors.

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS (Continued)
(Unaudited)

     To the extent cash flow from operations and borrowings from financial institutions is not sufficient for Craft Brands to meet its obligations, the Company and Widmer are obligated to lend to Craft Brands the funds the president of Craft Brands deems necessary to meet such obligations.

     The Operating Agreement additionally addresses the allocation of profits and losses of Craft Brands. After giving effect to the allocation of the 2004 Special Marketing Expense, which is allocated 100% to Redhook up to the $250,000 sales and marketing capital contribution, and after giving effect to income attributable to the Kona brand, which is shared differently between the Company and Widmer through 2006, the remaining profits and losses of Craft Brands are allocated between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively. Net cash flow, if any, will generally be distributed monthly to the Company and Widmer based upon the cash flow percentages. No distribution will be made to the Company or Widmer unless, after the distribution is made, the assets of Craft Brands will be in excess of its liabilities, with the exception of liabilities to members, and Craft Brands will be able to pay its debts as they become due in the ordinary course of business.

     The Company has assessed its investment in Craft Brands pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 Revised, Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51 (“FIN 46R”). FIN 46R clarifies the application of consolidation accounting for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest; these entities are referred to as variable interest entities. Variable interest entities within the scope of FIN 46R are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46R also requires disclosure of significant variable interests in variable interest entities for which a company is not the primary beneficiary. The Company has concluded that its investment in Craft Brands meets the definition of a variable interest entity but that the Company is not the primary beneficiary. In accordance with FIN 46R, the Company has not consolidated the financial statements of Craft Brands with the financial statements of the Company, but instead accounted for its investment in Craft Brands under the equity method, as outlined by Accounting Principle Board Opinion (“APB”) No. 18, The Equity Method of Accounting for Investments in Common Stock. The equity method requires that the Company recognize its share of the net earnings of Craft Brands by increasing its investment in Craft Brands in the Company’s balance sheet and recognizing income from equity investment in the Company’s statement of operations. A cash distribution or the Company’s share of a net loss reported by Craft Brands is reflected as a decrease in its investment in Craft Brands in the Company’s balance sheet. The Company does not control the amount or timing of cash distributions by Craft Brands. The Company will periodically review its investment in Craft Brands to insure that it complies with the guidelines prescribed by FIN 46R.

     For the three months ended March 31, 2005, the Company’s share of Craft Brands’ net income totaled $260,000. This share of Craft Brands’ profit was net of $135,000 of the Special Marketing Expense that had been incurred by Craft Brands during the same period and was fully allocated to the Company. As of March 31, 2005, the entire $250,000 2004 sales and marketing capital contribution made by the Company had been used by Craft Brands for designated Special Marketing Expenses and netted against Craft Brands profits allocated to the Company. In the first quarter of 2005, the Company received cash distributions of $560,000, of which $335,000 related to 2004 earnings, representing its share of the net cash flow of Craft Brands.

     In conjunction with the sale of Redhook product to Craft Brands, the Company’s balance sheets as of March 31, 2005 and December 31, 2004 reflect a trade payable due to Craft Brands of approximately $730,000 and $431,000, respectively, and a trade receivable due from Craft Brands of approximately $866,000 and $399,000, respectively.

     During the formation of Craft Brands in 2004, both the Company and Widmer incurred certain start-up expenses, including severance expenses and legal fees. The Company’s operating loss for the quarter ended March 31, 2004 reflects $407,000 attributable to the Company’s share of these start-up expenses. Additionally, during the period March 15, 2004 through June 30, 2004, while the companies sought the regulatory approval

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS (Continued)
(Unaudited)

required for Craft Brands to become fully operational, the Company and Widmer agreed to share certain sales-related costs, primarily salaries and overhead. The Company’s share of those costs totaled $54,000 for the three months ended March 31, 2004, and are reflected in the Company’s statement of operations as selling, general and administrative expenses.

4. Common Stockholders’ Equity

     In conjunction with the exercise of stock options granted under the Company’s stock option plans, the Company issued 660 shares of the Company’s common stock (“Common Stock”) totaling $1,300 during the three months ended March 31, 2005 and 36,700 shares of common stock totaling $59,000 during the three months ended March 31, 2004.

5. Earnings (Loss) per Share

     The Company follows FASB Statement of Financial Accounting Standard (“SFAS”) No. 128, Earnings per Share. Basic earnings (loss) per share is calculated using the weighted average number of shares of Common Stock outstanding. The calculation of adjusted weighted average shares outstanding for purposes of computing diluted earnings (loss) per share includes the dilutive effect of all outstanding convertible redeemable preferred stock and outstanding stock options for periods when the Company reports net income. Outstanding stock options have been excluded from the calculation of diluted loss per share for the three months ended March 31, 2005 because their effect is antidilutive. The outstanding convertible preferred stock and outstanding stock options have been excluded from the calculation of diluted loss per share for the three months ended March 31, 2004 because their effect is antidilutive. The calculation uses the treasury stock method and the “as if” converted method in determining the resulting incremental average equivalent shares outstanding as applicable.

     On July 1, 2004, the Company issued 1,808,243 shares of Common Stock to A-B in exchange for 1,289,872 shares of Series B Preferred Stock held by A-B. The Series B Preferred Stock and the related accretion of offering costs were cancelled.

     The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended
	March 31,
	2005	2004
Net income (loss)	$(732,088)	$(920,538)
Preferred stock accretion	—	(11,100)

Income (loss) available to common stockholders	$(732,088)	$(931,638)

Weighted average common shares	8,188,691	6,227,687

Basic and diluted earnings (loss) per share	$(0.09)	$(0.15)

6. Stock-Based Compensation

     The Company accounts for its employee stock-based compensation plans using the intrinsic value method, as prescribed by APB No. 25, Accounting for Stock Issued to Employees. Under APB 25, because the Company’s employee stock options are granted at an exercise price equal to the fair market value of the underlying Common Stock on the date of the grant, no compensation expense is recognized. As permitted, the Company has elected to adopt the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148.

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS (Continued)
(Unaudited)

     The following table illustrates the effect on net income (loss) and earnings (loss) per share for the quarters ended March 31, 2005 and 2004 had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology.

	Three Months Ended
	March 31,
	2005	2004
Net income (loss), as reported	$(732,088)	$(920,538)
Add: Stock-based employee compensation expense as reported under APB 25	—	—

Less: Stock-based employee compensation expense determined under fair value based method for all options, net of related tax effects	(11,308)	(32,155)

Pro forma net income (loss)	$(743,396)	$(952,693)

Earnings (loss) per share:

Basic — as reported	$(0.09)	$(0.15)
Basic — pro forma	$(0.09)	$(0.15)
Diluted — as reported	$(0.09)	$(0.15)
Diluted — pro forma	$(0.09)	$(0.15)

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

Overview

     Since its formation, the Company has focused its business activities on the brewing, marketing and selling of craft beers in the United States. The Company produces its specialty bottled and draft products in two Company-owned breweries, one in the Seattle suburb of Woodinville, Washington (the “Washington Brewery”) and the other in Portsmouth, New Hampshire (the “New Hampshire Brewery”). Prior to July 1, 2004, the Company’s sales consisted predominantly of sales of beer to third-party distributors and Anheuser-Busch, Inc. (“A-B”) through the Company’s distribution alliance with A-B (the “Alliance” or the “Distribution Alliance”). Since July 1, 2004, the Company’s sales have consisted of sales of product to Craft Brands Alliance LLC (“Craft Brands”) and A-B. Craft Brands is a joint venture between the Company and Widmer Brothers Brewing Company (“Widmer”).The Company manufactures and sells its product to Craft Brands at a price substantially below wholesale pricing levels; Craft Brands, in turn, advertises, markets, sells and distributes the product to wholesale outlets in the western United States through a distribution agreement between Craft Brands and A-B. Profits and losses of Craft Brands are generally shared between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively. The Company continues to sell its product in the midwest and eastern United States through sales to A-B pursuant to a new distribution agreement dated July 1, 2004 (“A-B Distribution Agreement”). For additional information regarding Craft Brands and the A-B Distribution Agreement, see “Part 1, Item 1, Business — Production Distribution, —Relationship with Anheuser-Busch, Incorporated“ and —Relationship with Craft Brands Alliance LLC” of the Company’s Annual Report on Form 10K for the fiscal year ended December 31, 2004, and “—Craft Brands Alliance LLC’ below. In addition to sales of beer, the Company derives other revenues from sources including the sale of retail beer, food, apparel and other retail items in its two brewery pubs.

     The Company’s gross sales and net loss for the three months ended March 31, 2005 totaled $7,325,000 and $732,000, respectively, compared to gross sales and a net loss of $9,390,000 and $921,000, respectively, for the same period in 2004. However, comparability of the Company’s first quarter 2005 operating results relative to the results for the first quarter of 2004 is significantly impacted by the July 1, 2004 formation of Craft Brands and the July 1, 2004 A-B Distribution Agreement, as sales for the first quarter of 2005 in the western United States were made to Craft Brands at discounted rates.

     The Company’s sales volume (shipments) decreased 2.0% to 49,200 barrels for the three months ended March 31, 2005 as compared to 50,200 barrels for the same 2004 period. Sales in the craft beer industry generally reflect a degree of seasonality, with the first and fourth quarters historically being the slowest and the rest of the year typically demonstrating stronger sales. The Company has historically operated with little or no backlog and, therefore, its ability to predict sales for future periods is limited.

     The Company’s sales are affected by several factors, including consumer demand, price discounting and competitive considerations. The Company competes in the highly competitive craft brewing market as well as in the much larger specialty beer market, which encompasses producers of import beers, major national brewers that produce fuller-flavored products, and large spirit companies and national brewers that produce flavored alcohol beverages. Beyond the beer market, craft brewers also face competition from producers of wines and spirits. The craft beer segment is highly competitive due to the proliferation of small craft brewers, including contract brewers, and the large number of products offered by such brewers. Imported products from foreign brewers have enjoyed resurgence in demand since the mid-1990s. Certain national domestic brewers have also sought to appeal to this growing demand for craft beers by producing their own fuller-flavored products. In the last few years, the specialty segment has seen the introduction of flavored alcohol beverages, the consumers of which, industry sources generally believe, correlate closely with the consumers of the import and craft beer products. While sales of flavored alcohol beverages were initially very strong, these growth rates slowed in

2003 and 2004. The wine and spirits market has experienced a surge in the past several years, attributable to competitive pricing, increased merchandising, and increased consumer interest in spirits. Because the number of participants and number of different products offered in this segment have increased significantly in the past ten years, the competition for bottled product placements and especially for draft beer placements has intensified.

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

     In addition to capacity utilization, other factors that could affect cost of sales and gross margin include sales to Craft Brands at a fixed transfer price substantially below wholesale pricing levels, changes in freight charges, the availability and price of raw materials and packaging materials, the mix between draft and bottled product sales, the sales mix of various bottled product packages, and fees related to the Distribution Agreement with A-B.

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

     Income Taxes. The Company records federal and state income taxes in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 109, Accounting for Income Taxes. Deferred income taxes or tax benefits reflect the tax effect of temporary differences between the amounts of assets and liabilities for financial reporting purposes and amounts as measured for tax purposes. The Company will establish a valuation allowance if it is more likely than not that these items will either expire before the Company is able to realize their benefits or that future deductibility is uncertain. The valuation allowance is reviewed and adjusted on a quarterly basis based on management’s assessment of the realizability of the deferred tax assets. As of December 31, 2004, the Company had approximately $11.9 million of deferred tax assets, comprised principally of federal net operating loss carryforwards (“NOLs”) that expire from 2012 through 2024 and state NOLs that expire through 2019. The recognition of these assets is dependent upon estimates of future taxable income resulting from future reversals of existing taxable temporary differences, which have been recorded as deferred tax liabilities and exceed the deferred tax assets. As of December 31, 2004, the Company also had a valuation allowance of $1,154,000, reflected as a reduction of the Company’s deferred tax assets on its balance sheet. The Company established the valuation allowance in 2002 and increased the balance in 2003 and 2004. The Company reduced the valuation allowance by $70,000 in the first three months of 2005. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically certain federal and state NOL carryforwards, that may expire before the Company is able to utilize the tax benefit. Realization of the benefit is dependent on the Company’s ability to generate future U.S. taxable income. To the extent that the Company is unable to generate adequate taxable income in the future, the Company may not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering expiring NOLs.

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

     Investment in Craft Brands Alliance LLC. The Company has assessed its investment in Craft Brands pursuant to the provisions of FASB Interpretation No. 46 Revised, Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51 (“FIN 46R”). FIN 46R clarifies the application of consolidation accounting for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest; these entities are referred to as variable interest entities. Variable interest entities within the scope of FIN 46R are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46R also requires disclosure of significant variable interests in variable interest entities for which a company is not the primary beneficiary. The Company has concluded that its investment in Craft Brands meets the definition of a variable interest entity but that the Company is not the primary beneficiary. In accordance with FIN 46R, the Company has not consolidated the financial statements of Craft Brands with the financial statements of the Company, but instead accounted for its investment in Craft Brands under the equity method, as outlined by Accounting Principle Board Opinion (“APB”) No. 18, The Equity Method of Accounting for Investments in Common Stock. The equity method requires that the Company recognize its share of the net earnings of Craft Brands by increasing its investment in Craft Brands in the Company’s balance sheet and recognizing income from equity investment in the Company’s statement of operations. A cash distribution or the Company’s share of a net loss reported by Craft Brands is reflected as a decrease in its investment in Craft Brands in the Company’s balance sheet. The Company does not control the amount or timing of cash distributions by Craft Brands. In the first quarter of 2005, the Company recognized $260,000 of undistributed earnings related to its investment in Craft Brands. In the first quarter of 2005, the Company received cash distributions of $560,000, of which $335,000 related to 2004 earnings, representing its share of the net cash flow of Craft Brands. The Company’s share of the earnings of Craft Brands contributed a significant portion of income to the Company’s results of operations. The Company will periodically review its investment in Craft Brands to insure that it complies with the guidelines prescribed by FIN 46R.

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

Results of Operations

   Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

     The following table sets forth, for the periods indicated, a comparison of certain items from the Company’s Statements of Operations expressed as a percentage of net sales:

	Three Months Ended
	March 31,
	2005	2004
Sales	111.4%	108.9%
Less Excise Taxes	11.4	8.9

Net Sales	100.0	100.0
Cost of Sales	92.0	76.3

Gross Profit	8.0	23.7
Selling, General and Administrative Expenses	23.5	29.3
Income from Equity Investment in Craft Brands	4.0	—
Craft Brands Alliance Shared Formation Expenses	—	4.7

Operating Income (Loss)	(11.5)	(10.3)
Interest Expense	0.9	0.5
Other Income (Expense) — Net	0.4	0.1

Income (Loss) before Income Taxes	(12.0)	(10.7)

Provision (Benefit) for Income Taxes	(0.9)	—

Net Income (Loss)	(11.1)%	(10.7)%

     The following table sets forth, for the periods indicated, a comparison of certain items from the Company’s Statements of Operations:

	Three Months Ended
	March 31,		Increase/	%
	2005	2004	(Decrease)	Change
Sales	$7,324,974	$9,390,479	$(2,065,505)	(22.0)%
Less Excise Taxes	752,427	770,645	(18,218)	(2.4)

Net Sales	6,572,547	8,619,834	(2,047,287)	(23.8)
Cost of Sales	6,048,289	6,574,213	(525,924)	(8.0)

Gross Profit	524,258	2,045,621	(1,521,363)	(74.4)
Selling, General and Administrative Expenses	1,542,523	2,528,568	(986,045)	(39.0)
Income from Equity Investment in Craft Brands	259,694	—	259,694	100.0
Craft Brands Alliance Shared Formation Expenses	—	406,767	(406,767)	(100.0)

Operating Income (Loss)	(758,571)	(889,714)	131,143	14.7
Interest Expense	61,319	43,607	17,712	40.6
Other Income (Expense) — Net	28,802	12,783	16,019	125.3

Income (Loss) before Income Taxes	(791,088)	(920,538)	129,450	14.1
Provision (Benefit) for Income Taxes	(59,000)	—	(59,000)	(100.0)

Net Income (Loss)	$(732,088)	$(920,538)	$188,450	20.5%

Beer Shipped (in barrels)	49,200	50,200	(1,000)	(2.0)%

          Sales. The following factors played a role in the $2,066,000 decline in total sales in the first three months of 2005 as compared to the first three months of 2004:

     Sales to Craft Brands. Significantly impacting the comparability of 2005 to 2004 are sales of Redhook product to Craft Brands in the first quarter of 2005. Approximately 60% of the 2005 total shipments were sold to Craft Brands at a price substantially below wholesale pricing levels.

     Shipments. Total Company shipments declined 2.0%. Total sales volume for the three months ended March 31, 2005 decreased to 49,200 barrels from 50,200 barrels for the same period in 2004, the result of a 6.6% decrease in shipments of its packaged products and a 6.2% increase in shipments of the Company’s draft products. Excluding 1,450 barrels of draft beer shipped in the first quarter of 2005 under a contract brewing arrangement, shipments of the Company’s draft products decreased 1.8%. Since the mid 1990s, package beer sales have steadily increased as a percentage of total beer sales. The migration toward increasing package sales reversed slightly, though, in the three months of 2005 with 60.8% of total shipments being package shipments versus 63.8% in the same three months of 2004. At March 31, 2005 and 2004, the Company’s products were distributed in 48 states.

     Although shipments in the midwest and eastern United States were nearly flat, an 8.0% decline in West Coast volume, including an 6.2% decrease in shipments in Washington state, contributed to the majority of the overall sales volume decrease. A significant portion of the Company’s sales continue to be in the Pacific Northwest region, which the Company believes is one of the most competitive craft beer markets in the United States, both in terms of number of market participants and consumer awareness. The Company faces extreme competitive pressure in Washington state, which is not only the Company’s largest market but is also its oldest market. Since 1997, the Company has experienced a decline in sales volume in Washington state of approximately 17%. Management believes that the decline can be partially attributable to the relative maturity of the brand in this region and, more recently, the formation of Craft Brands. The Company believes that the beer industry is influenced by individual relationships. The transition to Craft Brands impacted its established wholesaler and retailer relationships which, prior to Craft Brands, had existed for many years. Because the transition to Craft Brands took longer than anticipated, and because nearly all the Company’s sales staff responsible for Washington state left the Company, the Company and Craft Brands have had to re-establish many of these relationships with wholesalers and retailers. Sales have also been impacted by a reduction in the pricing promotions historically offered in this region.

     Pricing and Fees. Total Company average revenue per barrel for 2005 was significantly impacted by sales of Redhook product to Craft Brands during the first quarter 2005. The Company sells its product to Craft Brands at a price substantially below historical wholesale pricing levels; Craft Brands, in turn, advertises, markets, sells and distributes the product to wholesale outlets in the western United States through a distribution agreement between Craft Brands and A-B. For the first quarter 2005, sales to Craft Brands represented approximately 60.0% of total shipments, or 29,400 barrels.

     Redhook continues to sell its product at wholesale pricing levels in the midwest and eastern United States through sales to A-B. Average wholesale revenue per barrel on sales of draft product in the midwest and eastern United States showed modest improvement while average wholesale revenue per barrel on sales of bottled product in the same regions declined slightly. Overall improvement in average wholesale revenue per barrel was driven by strength in pricing in many of the Company’s markets, although the 2005 average revenue per barrel did experience some downward pressure as a result of the contract brewing arrangement, sold at a significantly lower revenue per barrel. Negatively impacting average wholesale revenue per barrel were fees that the Company paid to A-B on sales in these same regions increased pursuant to the July 1, 2004 Distribution Agreement with A-B. Average wholesale revenue per barrel for draft products, excluding contract sales and net of discounts, increased approximately 7.3% in the first quarter of 2005 as compared to the same quarter in 2004. This increase in pricing accounted for approximately $155,000 of the change in total sales. Average wholesale revenue per barrel for bottle products, net of discounts, decreased approximately 0.7% in the first three months of 2005 as compared to the same period in 2004. This decrease in pricing accounted for approximately $45,000 of the change in total sales. Seldom, if ever, are pricing changes driven by an inflationary period. Instead, pricing changes implemented by the Company generally follow pricing changes initiated by large domestic or import brewing companies. While the

Company has implemented modest pricing increases during the past few years, some of the benefit has been offset by competitive promotions and discounting. Additionally, the Company may experience a decline in sales in certain regions following a price increase.

     In connection with all sales through the Distribution Alliance prior to July 1, 2004, the Company paid a Margin fee to A-B. The July 1, 2004 A-B Distribution Agreement modified the Margin fee structure such that the Margin per barrel shipped increased and is paid on all sales through the new A-B Distribution Agreement. The Margin does not apply to sales to the Company’s retail operations or to dock sales. The Margin also does not apply to the Company’s sales to Craft Brands because Craft Brands pays a comparable fee to A-B on its resale of the product. The A-B Distribution Agreement also provides that the Company shall pay an additional fee on shipments that exceed shipments for the same territory during fiscal 2003. For the three month period ended March 31, 2005, the Margin was paid to A-B on shipments totaling 17,000 barrels to 341 distribution points. For the three months ended March 31, 2004, the Margin was paid to A-B on shipments totaling 38,000 barrels to 477 Alliance distribution points. The Margin paid is reflected as a reduction of sales in the Company’s statement of operations.

     Retail Operations. Sales in the Company’s retail operations increased $86,000 to $1,023,000 from $937,000 for the three months ended March 31, 2005 and 2004.

     Excise Taxes. Excise taxes decreased $18,000 to $752,000 for the first three months of 2005 compared to $771,000 for the same 2004 period. The Company continues to be responsible for federal and state excise taxes for all shipments, including those to Craft Brands. The comparability of excise taxes as a percentage of net sales is impacted most significantly by the sale of Redhook product to Craft Brands at a price substantially below wholesale pricing levels, but also by average revenue per barrel, the proportion of pub sales to total sales, and the estimated annual average federal and state excise tax rates.

     Cost of Sales. Comparing the first quarter of 2005 to the first quarter of 2004, cost of sales decreased 8.0%, or $526,000, and decreased on a per barrel basis. Freight costs declined by approximately 63% as the cost of shipping Redhook product in the western United States is now borne by Craft Brands, and the Company’s effort at streamlining its shipping relationships in the midwest and eastern United States has yielded additional freight savings. Based upon the breweries’ combined current production capacity of 93,750 barrels for the three months ended March 31, 2005 and 2004, the utilization rates were 52.5% and 53.5%, respectively.

     In January 2003, the Company entered into a licensing agreement with Widmer Brothers Brewing Company to produce and sell the Widmer Hefeweizen brand in states east of the Mississippi River. Brewing of this product is conducted at the New Hampshire Brewery under the supervision and assistance of Widmer’s brewing staff to insure their brand’s quality and matching taste profile. The term of this agreement is for five years, with an additional one-year automatic renewal unless either party elects to terminate the arrangement. The agreement may be terminated by either party at any time without cause pursuant to 150 days notice. The agreement may be terminated for cause by either party under certain conditions. During the term of this agreement, Redhook will not brew, advertise, market, or distribute any product that is labeled or advertised as a “Hefeweizen” or any similar product in the agreed upon eastern territory. Brewing and selling of Redhook’s Hefe-weizen was discontinued in conjunction with this agreement. This agreement, for the eastern United States only, is expected to increase capacity utilization and has strengthened the Company’s product portfolio. The Company shipped 4,300 and 3,400 barrels of Widmer Hefeweizen during the quarters ended March 31, 2005 and 2004, respectively. A licensing fee of $58,000 and $47,000 due to Widmer is reflected in the Company’s statement of operations for the quarters ended March 31, 2005 and 2004, respectively.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $986,000 to $1,543,000 from expenses of $2,529,000 for the first quarter of 2004, significantly impacted by the formation of Craft Brands. All advertising, marketing and selling costs in the western United States became the responsibility of Craft Brands on July 1, 2004. While the Company and Widmer sought the regulatory approval required for Craft Brands to become fully operational, they agreed to share certain sales-related costs, primarily salaries and overhead. The Company’s share of those costs totaled $54,000 for the three months ended March 31, 2004 and is reflected in the Company’s statement of operations as selling, general and administrative expenses.

     Income from Equity Investment in Craft Brands Alliance. In accordance with the Craft Brands operating agreement, the Company made a $250,000 sales and marketing capital contribution to Craft Brands, which was to be used by Craft Brands for expenses related to the marketing, advertising and promotion of Redhook products (“Special Marketing Expense”). After giving effect to the allocation of the Special Marketing Expense, which is allocated 100% to Redhook, and giving effect to income attributable to the Kona brand, which is shared differently between the Company and Widmer through 2006, the operating agreement dictates that remaining profits and losses of Craft Brands are allocated between the Company and Widmer based on the Cash Flow Percentages of 42% and 58%, respectively. For the quarter ended March 31, 2005, the Company’s share of Craft Brands’ net income totaled $260,000. This share of Craft Brands’ profit was net of $135,000 of the Special Marketing Expense that had been incurred by Craft Brands during the same period and was fully allocated to the Company. As of March 31, 2005, the entire $250,000 2004 sales and marketing capital contribution made by the Company had been used by Craft Brands for designated Special Marketing Expenses and netted against Craft Brands profits allocated to the Company.

     Net cash flow of Craft Brands, if any, is generally distributed monthly to the Company based on the Company’s cash flow percentage of 42%. In the first quarter 2005, the Company received cash distributions of $560,000, of which $335,000 related to 2004 earnings, representing its share of the net cash flow of Craft Brands.

     Craft Brands Alliance Shared Formation Expenses. In conjunction with the formation of Craft Brands, both the Company and Widmer incurred certain start-up expenses, including severance expenses and legal fees. The Company’s operating income (loss) for the quarter ended March 31, 2004 reflects $407,000 attributable to the Company’s share of these expenses.

     Interest Expense. Interest expense was $61,000 for the first three months of 2005, up from $44,000 for the comparable 2004 period. Higher average interest rates in the first three months of 2005, offset by a declining term loan balance, resulted in an increase in interest expense.

     Other Income (Expense) — Net. Other income (expense) — net increased by $16,000 to income of $29,000 for the first three months of 2005 compared to income of $13,000 for the first three months of 2004, due primarily to higher average interest rates earned on interest-bearing deposits.

     Income Taxes. The Company’s effective income tax rate was a 7.5% benefit for the quarter ended March 31, 2005 and 0% for the comparable 2004 period. The $59,000 benefit recorded in the first quarter of 2005 reflects a $70,000 reduction in the Company’s valuation allowance offset by a provision for current state taxes. In the first quarter of 2004, the Company increased the valuation allowance to fully cover net tax operating loss carryforwards and other net deferred tax assets that were generated during the period. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically certain federal and state NOLs that may expire before the Company is able to utilize the tax benefit. Realization of the benefit is dependent on the Company’s ability to generate future U.S. taxable income. To the extent that the Company continues to be unable to generate adequate taxable income in future periods, the Company will not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering potentially expiring NOLs.

Craft Brands Alliance LLC

     The Company has accounted for its investment in Craft Brands under the equity method, as outlined by APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. Pursuant to APB No. 18, the Company has recorded its share of Craft Brands’ net income in the Company’s statement of operations as income from equity investment in Craft Brands. The following discussion should be read in conjunction with the financial statements and notes thereto of Craft Brands Alliance LLC, filed with the Company’s Form 10-K for the year ended December 31, 2004, in Item 15. Exhibits and Financial Statement Schedules in accordance with Rule 3-09 of Regulation S-X.

     The following summarizes certain items included in Craft Brands’ statement of operations for the quarter ended March 31, 2005.

     Sales. Craft Brands’ sales totaled $12,595,000 for the quarter ended March 31, 2005. In addition to selling 29,400 barrels of the Company’s product sold to wholesalers in the western United States, Craft Brands’ also sold products brewed by Widmer and Kona Brewery LLC. For the quarter ended March 31, 2005, average wholesale revenue per barrel for all products sold by Craft Brands was approximately 1% lower than average wholesale revenue per barrel on sales to wholesalers in the midwest and eastern United States by the Company during the same period. Craft Brands’ sales efforts during the first three months of 2005 included a reduction in discounting on the Company’s products. Craft Brands also pays a fee to A-B in connection with sales to A-B that are comparable to fees paid by the Company.

     Cost of Sales. Cost of sales of Craft Brands totaled $8,938,000 for the quarter ended March 31, 2005. Craft Brands purchases product from the Company and Widmer at prices substantially below wholesale pricing levels pursuant to a Supply, Distribution, and Licensing Agreement between Craft Brands and each of the Company and Widmer. Craft Brands has realized improvement in its average freight cost per barrel over the Company’s historical costs, largely as a result of synergies created by negotiating its shipping relationships as a single larger entity.

     Selling, General and Administrative expenses. Craft Brands’ selling, general and administrative expenses totaled $2,675,000 for the quarter ended March 31, 2005, reflecting all advertising, marketing and promotion efforts for the Company’s, Widmer’s and Kona brands. During the three-month period ended March 31, 2005, Craft Brands focused significant effort on advertising and promotion resources to be utilized in conjunction with the planned 2005 second quarter introduction of new packaging for the Company’s bottled product. Although the Company anticipates that advertising and promotion efforts will increase in 2005 as compared to expenditures in the second half of 2004, predicting future expenditures is difficult. In accordance with the Craft Brands operating agreement, the Company made a $250,000 sales and marketing capital contribution on July 1, 2004, which was to be used by Craft Brands for expenses related to the marketing, advertising and promotion of Redhook products (“Special Marketing Expense”). Selling, general and administrative expenses of Craft Brands for the quarter ended March 31, 2005 includes approximately $135,000 designated as Special Marketing Expense. As of March 31, 2005, the entire $250,000 2004 sales and marketing capital contribution made by the Company had been used by Craft Brands for designated Special Marketing Expenses and netted against Craft Brands profits allocated to the Company.

     Net Income. Craft Brands’ net income totaled $946,000 for the quarter ended March 31, 2005. The Company’s share of Craft Brands’ net income totaled $260,000. After giving effect to the allocation of the Special Marketing Expense, which is allocated 100% to Redhook, and giving effect to income attributable to the Kona brand, which is shared differently between the Company and Widmer through 2006, the Operating Agreement dictates that remaining profits and losses of Craft Brands are allocated between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively.

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

     The Company had $5,070,000 and $5,590,000 of cash and cash equivalents at March 31, 2005 and December 31, 2004, respectively. At March 31, 2005, the Company had working capital of $3,780,000. The Company’s long-term debt as a percentage of total capitalization (long-term debt and common stockholders’ equity) was 8.3% at March 31, 2005 compared to 8.4% at December 31, 2004. Cash used in operating activities totaled $394,000 for the three months ended March 31, 2005, an improvement over cash used in operating activities of $980,000 for the comparable 2004 period. The change was primarily a result of normal fluctuations in operating assets and liabilities.

     During the three months ended March 31, 2005, the Company’s capital expenditures totaled $14,000. Capital expenditures for fiscal year 2005 are expected to total approximately $368,000, primarily for brewing equipment.

     In conjunction with the shipment of its products to wholesalers, the Company collects refundable deposits on its pallets. In certain circumstances when the pallets are returned to the Company, A-B may return the deposit to the wholesaler. The Company’s balance sheet as of March 31, 2005 reflects a refundable pallet deposit liability owed to A-B in the amount of $881,000. This amount was paid to A-B in May 2005.

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

     The Term Loan is secured by substantially all of the Company’s assets. Since June 5, 2002, interest on the Term Loan has accrued at London Inter Bank Offered Rate (“LIBOR”) plus 1.75%. The Company has the option to fix the applicable interest rate for up to twelve months by selecting LIBOR for one- to twelve- month periods as a base. As of March 31, 2005, there was $5.513 million outstanding on the Term Loan, and the Company’s one-month LIBOR-based borrowing rate was 4.7%. The termination of the A-B Distribution Agreement for any reason would constitute an event of default under the credit agreement and the bank may declare the entire outstanding loan balance immediately due and payable. If this were to occur, the Company could seek to refinance its Term Loan with one or more banks or obtain additional equity capital; however, there can be no assurance the Company would be able to access additional capital to meet its needs or that such additional capital would be at commercially reasonable terms.

     The terms of the credit agreement require the Company to meet certain financial covenants. The Company was in compliance with all covenants for the quarter ended March 31, 2005 and expects that it will remain in compliance with its debt covenants for the next twelve months. In December 2001, March 2003, February 2004 and October 2004, the credit agreement was amended to modify several financial covenants. These revisions have reduced the likelihood that a violation of the covenants by the Company will occur in the future; however, if the Company were to report a significant net loss for one or more quarters within a time period covered by the financial covenants, one or more of the covenants would be negatively impacted and could cause a violation. Failure to meet the covenants required by the credit agreement is an event of default and, at its option, the bank could deny a request for a waiver and declare the entire outstanding loan balance immediately due and payable. In such a case, the Company would seek to refinance the loan with one or more banks, potentially at less desirable terms. However, there can be no guarantee that additional financing would be available at commercially reasonable terms, if at all.

     The following table summarizes the financial covenants required by the Term Loan and the Company’s current level of compliance with these covenants:

	Required by	Quarter Ended
	Term Loan	March 31, 2005
Tangible Net Worth	Greater than $60,000,000	$60,711,524
Capital Ratio	Less than: 1.25:1	0.21:1
Working Capital	Greater than $1,900,000	$ 3,780,143
Fixed Charge Coverage Ratio	Greater than 1.15:1	3.388:1

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

     Relationship with Anheuser-Busch, Incorporated and Craft Brands Alliance LLC. All of the Company’s future sales are expected to be made through the A-B Distribution Agreement with A-B and through sales to Craft Brands. Craft Brands will distribute the Company’s products through a separate distribution arrangement with A-B. If the relationship between A-B and the Company, between the Company and Craft Brands or between A-B and Craft Brands were to deteriorate, distribution of the Company’s products would suffer significant disruption and such event would have a long-term severe negative impact on the Company’s sales and results of operations, as it would be extremely difficult for the Company to rebuild its own distribution network. While the Company believes that the benefits of the Distribution Agreement and its relationship with A-B and Craft Brands, in particular distribution and material cost efficiencies, offset the costs associated with the relationship, there can be no assurance that these costs will not have a negative impact on the Company’s profit margins in the future.

     Craft Brands Alliance LLC. As discussed above, Craft Brands advertises, markets, sells and distributes the Company’s and Widmer’s products in the western United States. The Company believes that the combined sales and marketing organization will create synergies and capitalize on both companies’ sales and marketing experience and complementary product portfolios. The Company anticipates that the joint organization will positively impact revenues and decrease the Company’s selling, general and administrative expenses. The Company has already begun to see a significant decrease in its selling, general and administrative expenses, and recognized income totaling $260,000 in the first quarter of 2005 and $1.1 million in the last six months of 2004 from its investment in Craft Brands. However, Craft Brands has been operational for less than a year, and predicting future benefits from Crafts Brands is difficult. There can be no assurance that the Company will see any further or anticipated benefits from the joint venture.

     In conjunction with the formation of Craft Brands, both the Company and Widmer incurred certain start-up expenses, including severance expenses and legal fees. The Company’s operating loss for the three months ended March 31, 2004 reflects $407,000 attributable to the Company’s share of these expenses. Additionally, during the period March 15, 2004 through June 30, 2004, while the companies sought the regulatory approval required for Craft Brands to become fully operational, the Company and Widmer agreed to share certain sales-related costs, primarily salaries and overhead. The Company’s share of those costs totaled $54,000 for the three months ended March 31, 2004 and are reflected in the Company’s statement of operations as selling, general and administrative expenses.

     Dependence on Distributors. While all of the Company’s future sales are expected to be made through the A-B Distribution Agreement and through sales to Craft Brands, the Company relies heavily on distributors, most of which are independent wholesalers, for the sale of its products to retailers. The Company’s most significant wholesaler, K&L Distributors, Inc., accounted for approximately 11% of the Company’s shipments in the first three months of 2005. A disruption of the Company’s, Craft Brands’, the wholesalers’ or A-B’s ability to distribute products efficiently due to any significant operational problems, such as wide-spread labor union strikes, the loss of K&L Distributors as a customer, or the termination of the A-B Distribution Agreement or the supply and distribution agreement with Craft Brands could have a material adverse impact on the Company’s sales and results of operations.

     Effect of Competition on Future Sales. The Company competes in the highly competitive craft brewing market as well as in the much larger specialty beer market, which encompasses producers of import beers, major national brewers that have produced fuller-flavored products, and large spirit companies and national brewers that produce flavored alcohol beverages. Beyond the beer market, craft brewers also face competition from producers of wines and spirits. Primarily as a result of increased competition, the Company has experienced periods in which its sales volume has declined and pricing of the Company’s products has been negatively impacted. The Company experienced declining sales volumes during the period from 1997 through 1999 when the Company’s shipments declined from 2.3% to 5.7% when compared to the prior year. And although the Company saw improvements in shipments year over year from 2000 through 2003, the Company again experienced a decline in shipments in 2004 and in the first quarter of 2005. Increasing competition could cause the Company’s future sales and results of operations to be adversely affected. The Company has historically operated with little or no backlog and, therefore, its ability to predict sales for future periods is limited.

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

     Dependence on Sales in Washington State. A significant portion of the Company’s shipments continue to be in the Pacific Northwest region, which the Company believes is one of the most competitive craft beer markets in the United States, both in terms of number of market participants and consumer awareness. The Company faces extreme competitive pressure in Washington state, which is not only the Company’s largest market but is also its oldest market. Since 1997, the Company has experienced a decline in sales volume in Washington State of approximately 17%, significantly impacted by a 12% decline in 2004 volume over 2003 volume. The Company believes that the Pacific Northwest, and Washington state in particular, offers significant competition to its products, not only from other craft brewers but also from the growing wine market and from flavored alcohol beverages. This intense competition is magnified because the Company’s brand is viewed as being relatively mature. Recent focus studies have indicated that, while the Company’s brand does possess brand awareness among target consumers, it also appears to not attract key consumers who seem to be more interested in experimenting with new products. These recent focus studies have resulted in Craft Brands focusing its 2005 marketing efforts on the Pacific Northwest market in an effort to stimulate demand. In addition, shipments in Washington state in late 2003, all of 2004 and early 2005 appear to have been significantly impacted by the formation of Craft Brands. Management believes that the beer industry is influenced, both positively and negatively, by individual relationships. In Washington State, where some of those relationships have existed for many years, the formation of Craft Brands appears to have had some short-term negative impact on those relationships. Some of the Company’s relationships with wholesalers and retailers suffered as a result of the transition to Craft Brands. The transition took longer than anticipated and nearly all Company sales staff responsible for the Washington State market left the Company. While the Company believes that the Craft Brands sales staff is reestablishing those relationships and that sales of the Company’s products will stabilize, the process is expected to take some time. However, there can be no assurance that the Company will see any anticipated benefits from these efforts.

     Variability of Gross Margin and Cost of Sales. The Company anticipates that its future gross margins will fluctuate and may decline as a result of many factors, including shipments to Craft Brands at a fixed transfer price substantially below wholesale pricing levels, disproportionate depreciation and other fixed and semi variable operating costs, depending on the level of production at the Company’s breweries in relation to current production capacity. The Company’s high level of fixed and semi variable operating costs causes gross margin to be very sensitive to relatively small increases or decreases in sales volume. In addition, other factors that could affect cost of sales include changes in freight charges, the availability and prices of raw materials and packaging materials, the mix between draft and bottled product sales, the sales mix of various bottled product packages, and federal or state excise taxes. Also, if sales volume through the A-B Distribution Agreement increases, the related fees would increase.

     Advertising and Promotional Costs. The Company directly manages its co-op advertising and promotion program and limited media advertising in the midwest and eastern United States, and the Craft Brands joint sales and marketing organization serves the operations of Redhook and Widmer in the western United States by advertising, marketing, selling and distributing both companies’ products to wholesale outlets. Similar to the Company, Craft Brands promotes its products through a variety of advertising programs with its wholesalers; through training and education of wholesalers and retailers; through promotions at local festivals, venues, and pubs; by utilizing the pubs located at the Company’s two breweries; and through price discounting. Management believes that, in addition to achieving certain synergies, Craft Brands capitalizes on both companies’ sales and marketing skills and complementary product portfolios. The Company believes that the combination of the two brewers’ complementary brand portfolios, led by one focused sales and marketing organization, will not only deliver financial benefits, but will also deliver greater impact at the point of sale. However, Craft Brands has been operational for less than a year, and predicting future benefits from Crafts Brands is difficult. There can be no assurance that the Company will see any further or anticipated benefits from the joint venture. In the midwest and eastern United States, the Company expects to continue to participate in co-op advertising and promotion programs and limited media, but market and competitive considerations could require an increase in spending in these programs.

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

     Effect of Sales Trends on Brewery Efficiency and Operations. The Company’s breweries have been operating at production levels substantially below their current and maximum designed capacities. Operating breweries at low capacity utilization rates negatively impacts gross margins and operating cash flows generated by the production facilities. The Company periodically evaluates whether it expects to recover the costs of its two production facilities over the course of their useful lives. If facts and circumstances indicate that the carrying value of these long-lived assets may be impaired, an evaluation of recoverability will be performed in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, by comparing the carrying value of the assets to projected future undiscounted cash flows in addition to other quantitative and qualitative analyses. If management believes that the carrying value of such assets may not be recoverable, the Company will recognize an impairment loss by a charge against current operations.

     Income Tax Benefits. As of December 31, 2004, the Company had approximately $11.9 million of deferred tax assets, comprised principally of federal net operating loss carryforwards that expire from 2012 through 2024 and state NOLs that expire through 2019. Federal NOLs, generally permitted to be carried forward no more than 20 years, and state NOLs, generally permitted to be carried forward 5 to 15 years, can be used to offset regular tax liabilities in future years. The recognition of these assets is dependent upon estimates of future taxable income resulting from future reversals of existing taxable temporary differences, which have been recorded as deferred tax liabilities and exceed the deferred tax assets. As of December 31, 2004, the Company also had a valuation allowance of $1,154,000, reflected as a reduction of the Company’s deferred tax assets on its balance sheet. The Company established the valuation allowance in 2002 and increased the balance in 2003 and 2004. The Company reduced the valuation allowance by $70,000 in the first three months of 2005. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically certain federal and state NOL carryforwards that may expire before the Company is able to utilize the tax benefit. Realization of the benefit is dependent on the Company’s ability to generate future U.S. taxable income. To the extent that the Company is unable to generate adequate taxable income in the future, the Company may not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering expiring NOLs.

Recent Accounting Pronouncements

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs – an Amendment of ARB No. 43, Chapter 4. SFAS No. 151 requires idle facility expenses, abnormal freight, handling costs, and wasted material (spoilage) to be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this Statement will not have a material effect on the Company’s financial condition or results of operation.

     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which revises SFAS No. 123 and supercedes APB No. 25. SFAS No. 123R requires all share-based payments to employees to be recognized as expenses in the statement of operations based on their fair values and vesting periods. The effective date of SFAS 123R was extended and will now be effective for the Company as of January 1, 2006. The cumulative effect of initially applying SFAS No. 123R is recognized as of the required effective date. The Company is currently in the process of determining the impact this statement will have on its financial condition and results of operations.

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

     The Company did not have any derivative financial instruments as of March 31, 2005.

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

REDHOOK ALE BREWERY, INCORPORATED

May 16, 2005	BY: /s/ David J. Mickelson

David J. Mickelson
Executive Vice President,
Chief Financial Officer and
Chief Operating Officer

May 16, 2005	BY: /s/ Lorri L. Jones

Lorri L. Jones
Treasurer,
Principal Accounting Officer