Form 10-Q
period 2005-06-30
REDHOOK ALE BREWERY INC
filed 2005-08-15
CIK 892222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
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
Registrant’s telephone number, including area code: (425) 483-3232
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Common Stock outstanding as of August 8, 2005 was 8,215,159.
Page 1 of 31 sequentially numbered pages

REDHOOK ALE BREWERY, INCORPORATED
FORM 10-Q
For The Quarterly Period Ended June 30, 2005

PART I.
ITEM 1. Financial Statements
REDHOOK ALE BREWERY, INCORPORATED
BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$4,364,278	$5,589,621
Accounts Receivable	2,564,037	1,123,475
Trade Receivable from Craft Brands	1,068,124	398,707
Inventories	3,257,116	3,000,309
Other	466,964	506,328

Total Current Assets	11,720,519	10,618,440
Fixed Assets, Net	61,725,163	63,018,806
Receivable from Craft Brands	—	277,144
Investment in Craft Brands	283,490	192,857
Other Assets	15,553	20,977

Total Assets	$73,744,725	$74,128,224

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,589,701	$1,815,380
Trade Payable to Craft Brands	513,121	431,089
Accrued Salaries, Wages and Payroll Taxes	1,226,002	1,220,248
Refundable Deposits	2,037,806	2,526,088
Other Accrued Expenses	417,245	515,123
Current Portion of Long-Term Debt	450,000	450,000

Total Current Liabilities	7,233,875	6,957,928

Long-Term Debt, Net of Current Portion	4,950,000	5,175,000

Deferred Income Taxes, Net	398,798	468,798

Other Liabilities	97,354	64,903

Commitments
Common Stockholders’ Equity:
Common Stock, Par Value $0.005 per Share, Authorized, 50,000,000 Shares; Issued and Outstanding, 8,215,159 Shares in 2005 and 8,188,199 Shares in 2004	41,076	40,941
Additional Paid-In Capital	68,813,651	68,761,766
Retained Earnings (Deficit)	(7,790,029)	(7,341,112)

Total Common Stockholders’ Equity	61,064,698	61,461,595

Total Liabilities and Common Stockholders’ Equity	$73,744,725	$74,128,224

See Accompanying Notes to Financial Statements

REDHOOK ALE BREWERY, INCORPORATED
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Sales	$9,741,216	$11,443,406	$17,066,190	$20,833,885
Less Excise Taxes	982,424	952,566	1,734,851	1,723,211

Net Sales	8,758,792	10,490,840	15,331,339	19,110,674
Cost of Sales	7,277,051	7,479,198	13,325,340	14,053,411

Gross Profit	1,481,741	3,011,642	2,005,999	5,057,263
Selling, General and Administrative Expenses	1,851,815	2,545,796	3,394,338	5,074,364
Income from Equity Investment in Craft Brands	691,304	—	950,998	—
Craft Brands Shared Formation Expenses	—	130,808	—	537,575

Operating Income (Loss)	321,230	335,038	(437,341)	(554,676)
Interest Expense	65,595	42,793	126,914	86,400
Other Income (Expense) — Net	35,536	10,957	64,338	23,740

Income (Loss) before Income Taxes	291,171	303,202	(499,917)	(617,336)
Income Tax Provision (Benefit)	8,000	10,000	(51,000)	10,000

Net Income (Loss)	$283,171	$293,202	$(448,917)	$(627,336)

Basic Earnings (Loss) per Share	$0.03	$0.04	$(0.05)	$(0.10)

Diluted Earnings (Loss) per Share	$0.03	$0.04	$(0.05)	$(0.10)

See Accompanying Notes to Financial Statements

REDHOOK ALE BREWERY, INCORPORATED
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2005	2004
Operating Activities
Net Income (Loss)	$(448,917)	$(627,336)
Adjustments to Reconcile Net Income (Loss) to Net Cash (Used in) Provided by Operating Activities:
Gain on Disposal of Fixed Assets	(3,000)	—
Depreciation and Amortization	1,462,867	1,477,591
Income from Equity Investment in Craft Brands in Excess of Cash Distribution	(148,262)	—
Deferred Income Taxes, Net	(70,000)	—
Net Change in Operating Assets and Liabilities	(1,684,251)	455,987

Net Cash (Used in) Provided by Operating Activities	(891,563)	1,306,242

Investing Activities
Expenditures for Fixed Assets	(160,800)	(28,898)
Other, Net	—	(2,500)

Net Cash (Used in) Provided by Investing Activities	(160,800)	(31,398)

Financing Activities
Principal Payments on Debt	(225,000)	(225,000)
Issuance of Common Stock	52,020	233,994

Net Cash (Used in) Provided by Financing Activities	(172,980)	8,994

Increase (Decrease) in Cash and Cash Equivalents	(1,225,343)	1,283,838
Cash and Cash Equivalents:
Beginning of Period	5,589,621	6,123,349

End of Period	$4,364,278	$7,407,187

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
2. Inventories
     Inventories consist of the following:

	June 30,	December 31,
	2005	2004
Raw materials	$1,263,547	$1,122,290
Work in process	850,312	833,846
Finished goods	577,025	350,543
Promotional merchandise	428,503	480,338
Packaging materials	137,729	213,292

	$3,257,116	$3,000,309

     Work in process is beer held in fermentation tanks prior to the filtration and packaging process.
3. Craft Brands Alliance LLC
     On July 1, 2004, the Company entered into agreements with Widmer Brothers Brewing Company (“Widmer”) with respect to the operation of a joint venture sales and marketing entity, Craft Brands Alliance LLC (“Craft Brands”). Pursuant to these agreements, the Company manufactures and sells its product to Craft Brands at a price substantially below wholesale pricing levels; Craft Brands, in turn, advertises, markets, sells and distributes the product to wholesale outlets in the western United States pursuant to a distribution agreement between Craft Brands and Anheuser-Busch, Incorporated (“A-B”).
     The Company and Widmer have entered into a restated operating agreement with Craft Brands (the “Operating Agreement”) that governs the operations of Craft Brands and the obligations of its members.
     The Operating Agreement requires the Company to make certain capital contributions to support the operations of Craft Brands. Contemporaneous with the execution of the Operating Agreement, the Company made a 2004 sales and marketing capital contribution in the amount of $250,000. The agreement designated this sales and marketing capital contribution to be used by Craft Brands for expenses related to the marketing, advertising, and promotion of the Company’s products (“Special Marketing Expense”). The Operating Agreement also requires an additional sales and marketing contribution in 2008 if the volume of sales of Redhook products in 2007 in the Craft Brands territory is less than 92% of the volume of sales of Redhook products in 2003 in the Craft Brands territory. The 2008 contribution, if one is required, cannot exceed $750,000 and will be required to be paid by the Company in no more than three equal installments made on or before February 1, 2008, April 1, 2008, and July 1, 2008. Widmer has an identical obligation under the Operating Agreement with respect to the 2008 sales and marketing capital contribution and sales of its product. The Operating Agreement also obligates the Company and Widmer to make other additional capital contributions only upon the request and consent of the Craft Brands’ board of directors.

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS (Continued)
(Unaudited)
     The Operating Agreement also requires the Company and Widmer to make loans to Craft Brands to assist Craft Brands in conducting its operations and meeting its obligations. To the extent cash flow from operations and borrowings from financial institutions is not sufficient for Craft Brands to meet its obligations, the Company and Widmer are obligated to lend to Craft Brands the funds the president of Craft Brands deems necessary to meet such obligations. Contemporaneous with the execution of the Operating Agreement, the Company made a member loan of $150,000.
     The Operating Agreement additionally addresses the allocation of profits and losses of Craft Brands. After giving effect to the allocation of the Special Marketing Expense, which is allocated 100% to Redhook up to the 2004 $250,000 sales and marketing capital contribution, and after giving effect to income attributable to the shipments of the Kona brand, which is shared differently between the Company and Widmer through 2006, the remaining profits and losses of Craft Brands are allocated between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively. Net cash flow, if any, will generally be distributed monthly to the Company and Widmer based upon these cash flow percentages. No distribution will be made to the Company or Widmer unless, after the distribution is made, the assets of Craft Brands will be in excess of its liabilities, with the exception of liabilities to members, and Craft Brands will be able to pay its debts as they become due in the ordinary course of business.
     The Company has assessed its investment in Craft Brands pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 Revised, Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51 (“FIN 46R”). FIN 46R clarifies the application of consolidation accounting for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest; these entities are referred to as variable interest entities. Variable interest entities within the scope of FIN 46R are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46R also requires disclosure of significant variable interests in variable interest entities for which a company is not the primary beneficiary. The Company has concluded that its investment in Craft Brands meets the definition of a variable interest entity but that the Company is not the primary beneficiary. In accordance with FIN46R, the Company has not consolidated the financial statements of Craft Brands with the financial statements of the Company, but instead accounted for its investment in Craft Brands under the equity method, as outlined by Accounting Principle Board Opinion (“APB”) No. 18, The Equity Method of Accounting for Investments in Common Stock. The equity method requires that the Company recognize its share of the net earnings of Craft Brands by increasing its investment in Craft Brands in the Company’s balance sheet and recognizing income from equity investment in the Company’s statement of operations. A cash distribution or the Company’s share of a net loss reported by Craft Brands is reflected as a decrease in investment in Craft Brands in the Company’s balance sheet. The Company does not control the amount or timing of cash distributions by Craft Brands. The Company will periodically review its investment in Craft Brands to insure that it complies with the guidelines prescribed by FIN 46R.
     For the three months ended June 30, 2005, the Company’s share of Craft Brands’ net income totaled $691,000. During the three months ended June 30, 2005, the Company received cash distributions of $578,000, representing its share of the net cash flow of Craft Brands.
     For the six months ended June 30, 2005, the Company’s share of Craft Brands’ net income totaled $951,000. This share of Craft Brands’ profit was net of $135,000 of the Special Marketing Expense that had been incurred by Craft Brands during the same period and was fully allocated to the Company. As of June 30, 2005, the entire $250,000 2004 sales and marketing capital contribution made by the Company had been used by Craft Brands for designated Special Marketing Expenses and netted against Craft Brands’ profits allocated to the Company. In the six months ended June 30, 2005, the Company received cash distributions of $1,138,000 of which $335,000 related to 2004 earnings, representing its share of the net cash flow of Craft Brands.

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS (Continued)
(Unaudited)
     In conjunction with the sale of Redhook product to Craft Brands, the Company’s balance sheets as of June 30, 2005 and December 31, 2004 reflect a trade payable due to Craft Brands of approximately $513,000 and $431,000, respectively, and a trade receivable due from Craft Brands of approximately $1,068,000 and $399,000, respectively.
     During the formation of Craft Brands in 2004, both the Company and Widmer incurred certain start-up expenses, including severance expenses and legal fees. The Company’s operating income (loss) for the three months and six months ended June 30, 2004 reflects $131,000 and $538,000, respectively, attributable to the Company’s share of these start-up expenses. Additionally, during the period March 15, 2004 through June 30, 2004, while the companies sought the regulatory approval required for Craft Brands to become fully operational, the Company and Widmer agreed to share certain sales-related costs, primarily salaries and overhead. The Company’s share of these costs for the three months and six months ended June 30, 2004 were $500,000 and $554,000, respectively, and are reflected in the Company’s statement of operations as selling, general and administrative expenses.
4. Refundable Deposits
     In conjunction with the shipment of its products to wholesalers, the Company collects refundable deposits on its pallets. In certain circumstances when the pallets are returned to the Company, A-B may return the deposit to the wholesaler. In May 2005, the Company reimbursed A-B approximately $881,000 for these pallet deposits. This payment is reflected in the Company’s statement of cash flows for the six months ended June 30, 2005 as cash used in operating activities and on the Company’s balance sheet as of June 30, 2005 as a reduction of refundable deposits.
5. Common Stockholders’ Equity
     In conjunction with the exercise of stock options granted under the Company’s stock option plans, the Company issued 27,000 shares of the Company’s common stock (“Common Stock”) totaling $52,000 during the six months ended June 30, 2005, including 26,300 shares of Common Stock totaling $51,000 during the three months ended June 30, 2005. During the six months ended June 30, 2004, the Company issued 135,500 shares of Common Stock totaling $234,000 including 98,800 shares of Common Stock totaling $175,000 during the three months ended June 30, 2004.
6. Earnings (Loss) per Share
     The Company follows FASB Statement of Financial Accounting Standard (“SFAS”) No. 128, Earnings per Share. Basic earnings (loss) per share is calculated using the weighted average number of shares of Common Stock outstanding. The calculation of adjusted weighted average shares outstanding for purposes of computing diluted earnings (loss) per share includes the dilutive effect of all outstanding convertible redeemable preferred stock and outstanding stock options for periods when the Company reports net income. Outstanding stock options have been excluded from the calculation of diluted loss per share for the six months ended June 30, 2005 because their effect is antidilutive. The outstanding convertible preferred stock and outstanding stock options have been excluded from the calculation of diluted loss per share for the six months ended June 30, 2004 because their effect is antidilutive. The calculation uses the treasury stock method and the “as if” converted method in determining the resulting incremental average equivalent shares outstanding as applicable.
     On July 1, 2004, the Company issued 1,808,243 shares of Common Stock to A-B in exchange for 1,289,872 shares of Series B Preferred Stock held by A-B. The Series B Preferred Stock and the related accretion of offering costs were cancelled.

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS (Continued)
(Unaudited)
     The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Basic earnings (loss) per share computation:

Numerator:
Net income (loss)	$283,171	$293,202	$(448,917)	$(627,336)
Preferred stock accretion	—	(11,100)	—	(22,200)

Income (loss) available to common stockholders	$283,171	$282,102	$(448,917)	$(649,536)

Denominator:
Weighted average common shares	8,197,240	6,296,769	8,192,989	6,262,228

Basic earnings (loss) per share	$0.03	$0.04	$(0.05)	$(0.10)

Diluted earnings (loss) per share computation:

Numerator:
Net income (loss)	$283,171	$293,202	$(448,917)	$(627,336)
Preferred stock accretion	—	—	—	(22,200)

Numerator – income (loss) available to common stockholders	$283,171	$293,202	$(448,917)	$(649,536)

Denominator:
Weighted average common shares	8,197,240	6,296,769	8,192,989	6,262,228
Effect of dilutive securities:
Series B convertible preferred stock	—	1,289,872	—	—
Stock options, net	255,603	125,901	—	—

Denominator for diluted earnings (loss) per share	8,452,843	7,712,541	8,192,989	6,262,228

Diluted earnings (loss) per share	$0.03	$0.04	$(0.05)	$(0.10)

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

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS (Continued)
(Unaudited)
     The following table illustrates the effect on net income (loss) and earnings (loss) per share for the three and six months ended June 30, 2005 and 2004 had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss), as reported	$283,171	$293,202	$(448,917)	$(627,336)

Add: Stock-based employee compensation expense as reported under APB 25	—	—	—	—

Less: Stock-based employee compensation expense determined under fair value based method for all options, net of related tax effects	(27,270)	(45,473)	(36,153)	(99,022)

Pro forma net income (loss)	$255,901	$247,729	$(485,070)	$(726,358)

Earnings (loss) per share:

Basic – as reported	$0.03	$0.04	$(0.05)	$(0.10)
Basic – pro forma	$0.03	$0.04	$(0.06)	$(0.12)
Diluted – as reported	$0.03	$0.04	$(0.05)	$(0.10)
Diluted – pro forma	$0.03	$0.03	$(0.06)	$(0.12)

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
Overview
     Since its formation, the Company has focused its business activities on the brewing, marketing and selling of craft beers in the United States. The Company produces its specialty bottled and draft products in two Company-owned breweries, one in the Seattle suburb of Woodinville, Washington (the “Washington Brewery”) and the other in Portsmouth, New Hampshire (the “New Hampshire Brewery”). Prior to July 1, 2004, the Company’s sales consisted predominantly of sales of beer to third-party distributors and Anheuser-Busch, Inc. (“A-B”) through the Company’s Distribution Alliance with A-B (the “Alliance” or the “Distribution Alliance”). Since July 1, 2004, the Company’s sales have consisted predominately of sales of product to Craft Brands Alliance LLC (“Craft Brands”) and A-B. Craft Brands is a joint venture sales and marketing entity between the Company and Widmer Brothers Brewing Company (“Widmer”). The Company and Widmer manufacture and sell their product to Craft Brands at a price substantially below wholesale pricing levels; Craft Brands, in turn, advertises, markets, sells and distributes the product to wholesale outlets in the western United States through a distribution agreement between Craft Brands and A-B. Profits and losses of Craft Brands are generally shared between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively. In Washington state, due to state liquor regulations, the Company sells its products directly to third-party beer distributors and returns a portion of the revenue to Craft Brands based upon a contractually determined formula. The Company continues to sell its product in the midwest and eastern United States through sales to A-B pursuant to the July 1, 2004 A-B Distribution Agreement. For additional information regarding Craft Brands and the A-B Distribution Agreement, see “Part 1, Item 1, Business — Production Distribution, —Relationship with Anheuser-Busch, Incorporated“ and —Relationship with Craft Brands Alliance LLC” of the Company’s Annual Report on Form 10K for the fiscal year ended December 31, 2004, and “—Craft Brands Alliance LLC’ below. In addition to sales of beer, the Company derives other revenues from sources including the sale of retail beer, food, apparel and other retail items in its two brewery pubs.
     The Company’s gross sales and net loss for the six months ended June 30, 2005 totaled $17,066,000 and $449,000, respectively, compared to gross sales and a net loss of $20,834,000 and $627,000, respectively, for the same period in 2004. However, comparability of the Company’s 2005 operating results relative to the results for the same period in 2004 is significantly impacted by the July 1, 2004 formation of Craft Brands and the July 1, 2004 A-B Distribution Agreement, as sales for the first half of 2005 in the western United States were made to Craft Brands at discounted rates.
     The Company’s sales volume (shipments) increased 0.9% to 113,200 barrels for the six months ended June 30, 2005 as compared to 112,200 barrels for the same 2004 period. Sales in the craft beer industry generally reflect a degree of seasonality, with the first and fourth quarters historically being the slowest and the rest of the year typically demonstrating stronger sales. The Company has historically operated with little or no backlog and, therefore, its ability to predict sales for future periods is limited.
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
     In addition to capacity utilization, other factors that could affect cost of sales and gross margin include sales to Craft Brands at a price substantially below wholesale pricing levels, changes in freight charges, the availability and price of raw materials and packaging materials, the mix between draft and bottled product sales, the sales mix of various bottled product packages, and fees related to the Distribution Agreement with A-B.
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
     Income Taxes. The Company records federal and state income taxes in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 109, Accounting for Income Taxes. Deferred income taxes or tax benefits reflect the tax effect of temporary differences between the amounts of assets and liabilities for financial reporting purposes and amounts as measured for tax purposes. The Company will establish a valuation allowance if it is more likely than not that these items will either expire before the Company is able to realize their benefits or that future deductibility is uncertain. The valuation allowance is reviewed and adjusted on a quarterly basis based on management’s assessment of the realizability of the deferred tax assets. As of December 31, 2004, the Company had approximately $11.9 million of deferred tax assets, comprised principally of federal net operating loss carryforwards (“NOLs”) that expire from 2012 through 2024 and state NOLs that expire through 2019. The recognition of these assets is dependent upon estimates of future taxable income resulting from future reversals of existing taxable temporary differences, which have been recorded as deferred tax liabilities and exceed the deferred tax assets. As of December 31, 2004, the Company also had a valuation allowance of $1,154,000, reflected as a reduction of the Company’s deferred tax assets on its balance sheet. The Company established the valuation allowance in 2002 and increased the balance in 2003 and 2004. The Company reduced the valuation allowance by $70,000 in the first quarter of 2005. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically certain federal and state NOL carryforwards, that may expire before the Company is able to utilize the tax benefit. Realization of the benefit is dependent on the Company’s ability to generate future U.S. taxable income. To the extent that the Company is unable to generate adequate taxable income in the future, the Company may not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering expiring NOLs.
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
     Investment in Craft Brands Alliance LLC. The Company has assessed its investment in Craft Brands pursuant to the provisions of FASB Interpretation No. 46 Revised, Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51 (“FIN 46R”). FIN 46R clarifies the application of consolidation accounting for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest; these entities are referred to as variable interest entities. Variable interest entities within the scope of FIN 46R are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46R also requires disclosure of significant variable interests in variable interest entities for which a company is not the primary beneficiary. The Company has concluded that its investment in Craft Brands meets the definition of a variable interest entity but that the Company is not the primary beneficiary. In accordance with FIN46R, the Company has not consolidated the financial statements of Craft Brands with the financial statements of the Company, but instead accounted for its investment in Craft Brands under the equity method, as outlined by Accounting Principle Board Opinion (“APB”) No. 18, The Equity Method of Accounting for Investments in Common Stock. The equity method requires that the Company recognize its share of the net earnings of Craft Brands by increasing its investment in Craft Brands in the Company’s balance sheet and recognizing income from equity investment in the Company’s statement of operations. A cash distribution or the Company’s share of a net loss reported by Craft Brands is reflected as a decrease in investment in Craft Brands in the Company’s balance sheet. The Company does not control the amount or timing of cash distributions by Craft Brands. In the first half of 2005, the Company recognized $951,000 of undistributed earnings related to its investment in Craft Brands. In the first half of 2005, the Company received cash distributions of $1,138,000, of which $335,000 related to 2004 earnings, representing its share of the net cash flow of Craft Brands. The Company’s share of the earnings of Craft Brands contributed a significant portion of income to the Company’s results of operations.

The Company will periodically review its investment in Craft Brands to insure that it complies with the guidelines prescribed by FIN46R.
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
Results of Operations
     The following table sets forth, for the periods indicated, certain items from the Company’s Statements of Operations expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Sales	111.2%	109.1%	111.3%	109.0%
Less Excise Taxes	11.2	9.1	11.3	9.0

Net Sales	100.0	100.0	100.0	100.0
Cost of Sales	83.1	71.3	86.9	73.5

Gross Profit	16.9	28.7	13.1	26.5
Selling, General and Administrative Expenses	21.1	24.3	22.1	26.6
Income from Equity Investment in Craft Brands	7.9	—	6.2	—
Craft Brands Shared Formation Expenses	—	1.2	—	2.8

Operating Income (Loss)	3.7	3.2	(2.8)	(2.9)
Interest Expense	0.8	0.4	0.8	0.4
Other Income (Expense) — Net	0.4	0.1	0.4	0.1

Income (Loss) before Income Taxes	3.3	2.9	(3.2)	(3.2)
Income Tax Provision (Benefit)	0.1	0.1	(0.3)	0.1

Net Income (Loss)	3.2%	2.8%	(2.9)%	(3.3)%

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
     The following table sets forth, for the periods indicated, a comparison of certain items from the Company’s Statements of Operations:

	Three Months Ended
	June 30,		Increase/	%
	2005	2004	(Decrease)	Change
Sales	$9,741,216	$11,443,406	$(1,702,190)	(14.9)%
Less Excise Taxes	982,424	952,566	29,858	3.1

Net Sales	8,758,792	10,490,840	(1,732,048)	(16.5)
Cost of Sales	7,277,051	7,479,198	(202,147)	(2.7)

Gross Profit	1,481,741	3,011,642	(1,529,901)	(50.8)
Selling, General and Administrative Expenses	1,851,815	2,545,796	(693,981)	(27.3)
Income from Equity Investment in Craft Brands	691,304	—	691,304	100.0
Craft Brands Shared Formation Expenses	—	130,808	(130,808)	(100.0)

Operating Income (Loss)	321,230	335,038	(13,808)	(4.1)
Interest Expense	65,595	42,793	22,802	53.3
Other Income (Expense) — Net	35,536	10,957	24,579	224.3

Income (Loss) before Income Taxes	291,171	303,202	(12,031)	(4.0)
Income Tax Provision (Benefit)	8,000	10,000	(2,000)	(20.0)

Net Income (Loss)	$283,171	$293,202	$(10,031)	(3.4)%

Beer Shipped (in barrels)	64,000	62,000	2,000	3.2%

     Sales. The following factors played a role in the $1,702,000 decline in total sales in the second quarter of 2005 as compared to the second quarter of 2004:
     Sales to Craft Brands. Significantly impacting the comparability of 2005 to 2004 are sales of Redhook product to Craft Brands in the second quarter of 2005. Approximately 53% of 2005 second quarter shipments were sold to Craft Brands at a price substantially below wholesale pricing levels.
     Shipments. Total Company shipments increased 3.2% during the second quarter of 2005 as compared with the second quarter of 2004. Total sales volume for the quarter ended June 30, 2005 increased to 64,000 barrels from 62,000 barrels for the same period in 2004, the result of a 1.9% decrease in shipments of its packaged products and an 11.0% increase in shipments of the Company’s draft products. Excluding 3,800 barrels and 2,300 barrels of draft beer shipped under a contract brewing arrangement in the second quarter of 2005 and 2004, respectively, shipments of the Company’s draft products increased 5.3% in the 2005 quarter. In the second quarter 2005, 57.6% of total shipments were package shipments versus 60.5% in the same quarter of 2004. At June 30, 2005, the Company’s products were distributed in 48 states.
     Company shipments in the midwest and eastern United States increased by 10.3% compared to the same 2004 period. This increase was nearly fully offset by a 6.0% decline in shipments in the western United States, including a 10.6% decrease in shipments to California. A significant portion of the Company’s sales continue to be in the Pacific Northwest region, which the Company believes is one of the most competitive craft beer markets in the United States, both in terms of number of market participants and consumer awareness. The Company continues to face extreme competitive pressure in Washington state, which is not only the Company’s largest market but is also its oldest market. From 1997 through 2004, the Company has experienced a decline in sales volume in Washington state of approximately 17%. Management believes that the decline can be partially attributable to the relative maturity of the brand in this region and, more recently, the formation of Craft Brands. The Company believes that the beer industry is influenced by individual relationships. The transition to Craft Brands impacted its established wholesaler and retailer relationships which, prior to Craft Brands, had existed for many years. Because the transition to Craft Brands took longer than anticipated, and because nearly all the Company’s sales staff responsible for Washington state left the Company, the Company and Craft Brands have had to re-establish many of these relationships with wholesalers and retailers. During the second quarter of 2005, Craft Brands introduced in the western United States several major marketing initiatives aimed at updating the Redhook brand image, including a proprietary Redhook bottle and new packaging design, combined with a new marketing campaign. Shipments to Washington state, the first market to receive the new packaging, increased by 2.5% in the second quarter of 2005 compared to the same 2004 period. Sales have also been impacted by a reduction in the pricing promotions historically offered in this region.
     Pricing and Fees. Total Company average revenue per barrel for 2005 was significantly impacted by sales of Redhook product to Craft Brands during the second quarter 2005. The Company sells its product to Craft Brands at a price substantially below historical wholesale pricing levels; Craft Brands, in turn, advertises, markets, sells and distributes the product to wholesale outlets in the western United States through a distribution agreement between Craft Brands and A-B. For the second quarter 2005, sales to Craft Brands represented approximately 52.9% of total shipments, or 33,800 barrels.
     Redhook continues to sell its product at wholesale pricing levels in the midwest and eastern United States through sales to A-B. Average wholesale revenue per barrel on sales of draft product in the midwest and eastern United States showed modest improvement while average wholesale revenue per barrel on sales of bottled product in the same regions was nearly flat. Overall improvement in average wholesale revenue per barrel was driven by strength in pricing in many of the Company’s markets, although total Company 2005 average revenue per barrel did experience some downward pressure as a result of the contract brewing arrangement which was sold at significantly lower revenue per barrel. Negatively impacting average wholesale revenue per barrel were fees that the Company paid to A-B on sales in these same regions which increased pursuant to the July 1, 2004 Distribution Agreement with A-B.
     Average wholesale revenue per barrel for draft products, excluding contract sales and net of discounts, increased approximately 5.9% in the second quarter of 2005 as compared to the same quarter in 2004. This increase in pricing accounted for an increase of approximately $173,000 in total sales. Average wholesale revenue per barrel for bottle products, net of discounts, increased approximately 0.4% in the second quarter of 2005 as compared to the same period in 2004. This increase in pricing accounted for an increase of approximately $32,000 in total sales. Seldom, if ever, are pricing changes driven by an inflationary period. Instead, pricing changes implemented by the Company generally follow pricing changes initiated by large domestic or import brewing companies. While the Company has implemented modest pricing increases during the past few years, some of the benefit has been offset by competitive promotions and discounting. Additionally, the Company may experience a decline in sales in certain regions following a price increase.
     In connection with all sales through the Distribution Alliance prior to July 1, 2004, the Company paid a Margin fee to A-B. The July 1, 2004 A-B Distribution Agreement modified the Margin fee structure such that the Margin per barrel shipped increased and is paid on all sales through the new A-B Distribution Agreement. The Margin does not apply to sales to the Company’s retail operations or to dock sales. The Margin also does not apply to the Company’s sales to Craft Brands because Craft Brands pays a comparable fee to A-B on its resale of the product. The A-B Distribution Agreement also provides that the Company shall pay an additional fee on shipments that exceed shipments for the same territory during fiscal 2003. In addition, the Exchange and Recapitalization Agreement provided that the Margin be retroactively increased to the rate provided in the A-B Distribution Agreement for all shipments in June 2004. For the three-month period ended June 30, 2005, the Margin was paid to A-B on shipments totaling 25,000 barrels to 355 distribution points. For the three months ended June 30, 2004, the Margin was paid to A-B on shipments totaling 45,000 barrels to 457 Alliance distribution points. The incremental margin on June 2004 shipments was paid on approximately 20,000 barrels. The Margin paid is reflected as a reduction of sales in the Company’s statement of operations.
     Retail Operations and Other Sales. Sales in the Company’s retail operations and other sales increased $79,000 to $1,387,000 for the quarter ended June 30, 2005 from $1,308,000 for the quarter ended June 30, 2004, primarily the result of an increase in pub special events.
     Excise Taxes. Excise taxes increased $30,000 to $982,000 for the second quarter of 2005 compared to $953,000 for the same 2004 period. The Company continues to be responsible for federal and state excise taxes for all shipments, including those to Craft Brands and brewed under contract. The comparability of excise taxes as a percentage of net sales is impacted most significantly by the sale of Redhook product to Craft Brands at a price substantially below wholesale pricing levels, but also by average revenue per barrel, the proportion of pub sales to total sales, and the estimated annual average federal and state excise tax rates.
     Cost of Sales. Comparing the second quarter of 2005 to the second quarter of 2004, cost of sales decreased 2.7%, or $202,000, and decreased on a per barrel basis. Freight costs declined by approximately 56% as the cost of shipping Redhook product in the western United States is now borne by Craft Brands, and the Company’s effort at streamlining its shipping relationships in the midwest and eastern United States has yielded additional freight savings. Based upon the breweries’ combined current production capacity of 93,750 barrels for the quarters ended June 30, 2005 and 2004, the utilization rates were 68.2% and 66.1%, respectively.
     In January 2003, the Company entered into a licensing agreement with Widmer to produce and sell the Widmer Hefeweizen brand in states east of the Mississippi River. Brewing of this product is conducted at the New Hampshire Brewery under the supervision and assistance of Widmer’s brewing staff to insure their brand’s quality and matching taste profile. The term of this agreement is for five years, with an additional one-year automatic renewal unless either party elects to terminate the arrangement. The agreement may be terminated by either party at any time without cause pursuant to 150 days notice. The agreement may be terminated for cause by either party under certain conditions. During the term of this agreement, Redhook will not brew, advertise, market, or distribute any product that is labeled or advertised as a “Hefeweizen” or any similar product in the agreed upon eastern territory. Brewing and selling of Redhook’s Hefe-weizen was discontinued in conjunction with this agreement. This agreement, for the eastern United States only, is expected to increase capacity utilization and has strengthened the Company’s product portfolio. The Company shipped 8,000 and 5,800 barrels of Widmer Hefeweizen during the quarters ended June 30, 2005 and 2004, respectively. A licensing fee of $98,000 and $80,000 due to Widmer is reflected in the Company’s statement of operations for the quarters ended June 30, 2005 and 2004, respectively.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $694,000 to $1,852,000 from expenses of $2,546,000 for the second quarter of 2004, significantly impacted by the formation of Craft Brands. All advertising, marketing and selling costs in the western United States became the responsibility of Craft Brands on July 1, 2004. While the Company and Widmer sought the regulatory approval required for Craft Brands to become fully operational, they agreed to share certain sales-related costs, primarily salaries and overhead. The Company’s share of those costs totaled $500,000 for the quarter ended June 30, 2004 and is reflected in the Company’s statement of operations as selling, general and administrative expenses.
     Income from Equity Investment in Craft Brands. In accordance with the Craft Brands Operating Agreement, the Company made a $250,000 sales and marketing capital contribution to Craft Brands, which was to be used by Craft Brands for expenses related to the marketing, advertising, and promotion of Redhook products (“Special Marketing Expense”). After giving effect to the allocation of the Special Marketing Expense, which is allocated 100% to Redhook, and giving effect to income attributable to the Kona brand, which is shared differently between the Company and Widmer through 2006, the Operating Agreement dictates that remaining profits and losses of Craft Brands are allocated between the Company and Widmer based on the Cash Flow Percentages of 42% and 58%, respectively. For the quarter ended June 30, 2005, the Company’s share of Craft Brands’ net income totaled $691,000. The entire $250,000 2004 sales and marketing capital contribution made by the Company had been used by Craft Brands for designated Special Marketing Expenses and netted against Craft Brands’ profits allocated to the Company as of March 31, 2005 and, therefore, had no impact on the second quarter 2005 profit allocation.
     Net cash flow of Craft Brands, if any, is generally distributed monthly to the Company based on the Company’s cash flow percentage of 42%. In the second quarter 2005, the Company received cash distributions of $577,000 representing its share of the net cash flow of Craft Brands.
     Craft Brands Shared Formation Expenses. In conjunction with the formation of Craft Brands, both the Company and Widmer incurred certain start-up expenses, including severance expenses and legal fees. The Company’s operating income (loss) for the quarter ended June 30, 2004 reflects $131,000 attributable to the Company’s share of these expenses.

     Interest Expense. Interest expense was $66,000 for the second quarter of 2005, up from $43,000 for the comparable 2004 period. Higher average interest rates in the second quarter of 2005, offset by a declining term loan balance, resulted in an increase in interest expense.
     Other Income (Expense) — Net. Other income (expense) — net increased by $25,000 to income of $36,000 for the second quarter of 2005 compared to income of $11,000 for the second quarter of 2004, due primarily to higher average interest rates earned on interest-bearing deposits.
     Income Taxes The Company’s effective income tax rate was a 2.75% expense for the quarter ended June 30, 2005 and a 3.3% expense for the comparable 2004 period. The $8,000 second quarter 2005 expense provides for current state taxes, compared to $10,000 for the same 2004 period.
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
     The following summarizes certain items included in Craft Brands’ statement of operations for the quarter ended June 30, 2005:
     Sales. Craft Brands’ sales totaled $15,115,000 for the quarter ended June 30, 2005. In addition to selling 33,800 barrels of the Company’s product to wholesalers in the western United States, Craft Brands also sold Widmer and Kona products. For the quarter ended June 30, 2005, average wholesale revenue per barrel for all products sold by Craft Brands was flat compared to the average wholesale revenue per barrel on sales to wholesalers by the Company during the same period. Craft Brands’ sales efforts during the second quarter of 2005 included a reduction in discounting on the Company’s products. Craft Brands also pays fees to A-B in connection with sales to A-B that are comparable to fees paid by the Company.
     Cost of Sales. Cost of sales of Craft Brands totaled $10,550,000 for the quarter ended June 30, 2005. Craft Brands purchases product from the Company and Widmer at a price substantially below wholesale pricing levels pursuant to a Supply, Distribution, and Licensing Agreement between Craft Brands and each of the Company and Widmer. Craft Brands has realized improvement in its average freight cost per barrel over the Company’s historical costs, largely a result of synergies created by negotiating its shipping relationships as a single larger entity.
     Selling, General and Administrative Expenses. Craft Brands’ selling, general and administrative expenses totaled $2,719,000 for the quarter ended June 30, 2005, reflecting all advertising, marketing and promotion efforts for the Redhook, Widmer and Kona brands. During the quarter ended June 30, 2005, Craft Brands focused significant effort on advertising and promotion in conjunction with the May 2005 introduction of new packaging for the Company’s bottled product. Although the Company anticipates that advertising and promotion efforts will increase in 2005 as compared to expenditures in the second half of 2004, predicting future expenditures is difficult.
     Net Income. Craft Brands’ net income totaled $1,657,000 for the quarter ended June 30, 2005. The Company’s share of Craft Brands’ net income totaled $691,000. After giving effect to income attributable to the Kona brand, which is shared differently between the Company and Widmer through 2006, the Operating Agreement dictates that remaining profits and losses of Craft Brands are allocated between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
     The following table sets forth, for the periods indicated, a comparison of certain items from the Company’s Statements of Operations:

	Six Months Ended
	June 30,		Increase/	%
	2005	2004	(Decrease)	Change
Sales	$17,066,190	20,833,885	$(3,767,695)	(18.1)%
Less Excise Taxes	1,734,851	1,723,211	11,640	0.7

Net Sales	15,331,339	19,110,674	(3,779,335)	(19.8)
Cost of Sales	13,325,340	14,053,411	(728,071)	(5.2)

Gross Profit	2,005,999	5,057,263	(3,051,264)	(60.3)
Selling, General and Administrative Expenses	3,394,338	5,074,364	(1,680,026)	(33.1)
Income from Equity Investment in Craft Brands	950,998	—	950,998	100.0
Craft Brands Shared Formation Expenses	—	537,575	(537,575)	(100.0)

Operating Income (Loss)	(437,341)	(554,676)	(117,335)	(21.2)
Interest Expense	126,914	86,400	40,514	46.9
Other Income (Expense) — Net	64,338	23,740	40,598	171.0

Income (Loss) before Income Taxes	(499,917)	(617,336)	(117,419)	(19.0)
Provision (Benefit) for Income Taxes	(51,000)	10,000	(61,000)	(610.0)

Net Income (Loss)	$(448,917)	$(627,336)	$(178,419)	(28.4)%

Beer Shipped (in barrels)	113,200	112,200	1,000	0.9%

     Sales. The following factors played a role in the $3,768,000 decline in total sales in the first six months of 2005 as compared to the first six months of 2004:
     Sales to Craft Brands. Significantly impacting the comparability of 2005 to 2004 are sales of Redhook product to Craft Brands in the first six months of 2005. Approximately 56% of the 2005 total shipments were sold to Craft Brands at a price substantially below wholesale pricing levels.
     Shipments. Total Company shipments increased 0.9% during the second quarter of 2005 as compared with the 2004 quarter. Total sales volume for the six months ended June 30, 2005 increased to 113,200 barrels from 112,200 barrels for the same period in 2004, the result of an 8.9% increase in shipments of the Company’s draft products, partially offset by a 4.1% decrease in shipments of its packaged products. Excluding 5,200 barrels and 2,300 barrels of draft beer shipped under a contract brewing arrangement in the first six months of 2005 and 2004, respectively, shipments of the Company’s draft products increased 2.1% in the 2005 second quarter. Since the mid 1990s, package beer sales have steadily increased as a percentage of total beer sales. The migration toward increasing package sales reversed slightly, though, in the six months of 2005 with 59.0% of total shipments being package shipments versus 62.0% in the same six months of 2004. At June 30, 2005 and 2004, the Company’s products were distributed in 48 states.
     Shipments in the western United States declined 7.1% in the first six months of 2005 as compared to the same 2004 period but were partially offset by a 6.3% increase in shipments in the midwest and eastern United States. Contributing most significantly to the decline in shipments in the western United States were an 11.0% decrease in shipments to California and a 1.3% decrease in shipments to Washington state. A significant portion of the Company’s sales continue to be in the Pacific Northwest region, which the Company believes is one of the most competitive craft beer markets in the United States, both in terms of number of market participants and consumer awareness. The Company faces extreme competitive pressure in Washington state, which is not only the Company’s largest market but is also its oldest market. From 1997 through 2004, the Company has experienced a decline in sales volume in Washington state of approximately 17%. Management believes that the decline can be partially attributable to the relative maturity of the brand in this region and, more recently, the formation of Craft Brands. The Company believes that the beer industry is influenced by individual relationships. The transition to Craft Brands impacted its established wholesaler and retailer relationships which, prior to Craft Brands, had existed for many years. Because the transition to Craft Brands took longer than anticipated, and because nearly all the Company’s sales staff responsible for Washington state left the Company, the Company and Craft Brands have had to re-establish many of these relationships with wholesalers and retailers. During the second quarter of 2005, Craft Brands introduced in the western United States several major marketing initiatives aimed at updating the Redhook brand image, including a proprietary Redhook bottle and new packaging design, combined with a new marketing campaign. Sales have also been impacted by a reduction in the pricing promotions historically offered in these regions.
     Pricing and Fees. Total Company average revenue per barrel for 2005 was significantly impacted by sales of Redhook product to Craft Brands during the first six months of 2005. The Company sells its product to Craft Brands at a price substantially below historical wholesale pricing levels; Craft Brands, in turn, advertises, markets, sells and distributes the product to wholesale outlets in the western United States through a distribution agreement between Craft Brands and A-B. For the first six months of 2005, sales to Craft Brands represented 55.9% of total shipments, or 63,200 barrels.
     Redhook continues to sell its product at wholesale pricing levels in the midwest and eastern United States through sales to A-B. Average wholesale revenue per barrel on sales of draft product in the midwest and eastern United States showed modest improvement while average wholesale revenue per barrel on sales of bottled product in the same regions remained flat. Overall improvement in average wholesale revenue per barrel was driven by strength in pricing in many of the Company’s markets, although the 2005 average revenue per barrel did experience some downward pressure as a result of the contract brewing arrangement, sold at significantly lower revenue per barrel. Negatively impacting average wholesale revenue per barrel were fees that the Company paid to A-B on sales in these same regions which increased pursuant to the July 1, 2004 Distribution Agreement with A-B.
     Average wholesale revenue per barrel for draft products, excluding contract sales and net of discounts, increased approximately 6.4% in the first six months of 2005 as compared to the same quarter in 2004. This increase in pricing accounted for approximately $328,000 of the change in total sales. Average wholesale revenue per barrel for bottle products, net of discounts, was nearly flat in the first six months of 2005 as compared to the same period in 2004. This slight decrease in pricing accounted for approximately $4,000 of the change in total sales. Seldom, if ever, are pricing changes driven by an inflationary period. Instead, pricing changes implemented by the Company generally follow pricing changes initiated by large domestic or import brewing companies. While the Company has implemented modest pricing increases during the past few years, some of the benefit has been offset by competitive promotions and discounting. Additionally, the Company may experience a decline in sales in certain regions following a price increase.
     In connection with all sales through the Distribution Alliance prior to July 1, 2004, the Company paid a Margin fee to A-B. The July 1, 2004 A-B Distribution Agreement modified the Margin fee structure such that the Margin per barrel shipped increased and is paid on all sales through the new A-B Distribution Agreement. The Margin does not apply to sales to the Company’s retail operations or to dock sales. The Margin also does not apply to the Company’s sales to Craft Brands because Craft Brands pays a comparable fee to A-B on its resale of the product. The A-B Distribution Agreement also provides that the Company shall pay an additional fee on shipments that exceed shipments for the same territory during fiscal 2003. In addition, the Exchange and Recapitalization Agreement provided that the Margin be retroactively increased to the rate provided in the A-B Distribution Agreement for all shipments in June 2004. For the six-month period ended June 30, 2005, the Margin was paid to A-B on shipments totaling 42,000 barrels to 379 distribution points. For the six months ended June 30, 2004, the Margin was paid to A-B on shipments totaling 84,000 barrels to 495 Alliance distribution points. The incremental margin on June 2004 shipments was paid on approximately 20,000 barrels. The Margin paid is reflected as a reduction of sales in the Company’s statement of operations.
     Retail Operations and Other Sales. Sales in the Company’s retail operations and other sales increased $165,000 to $2,410,000 for the six months ended June 30, 2005 from $2,245,000 for same 2004 period, primarily the result of an increase in pub special events.

     Excise Taxes. Excise taxes increased $12,000 to $1,735,000 for the first six months of 2005 compared to $1,723,000 for the same 2004 period. The Company continues to be responsible for federal and state excise taxes for all shipments, including those to Craft Brands and brewed under contract. The comparability of excise taxes as a percentage of net sales is impacted most significantly by the sale of Redhook product to Craft Brands at a price substantially below wholesale pricing levels, but also by average revenue per barrel, the proportion of pub sales to total sales, and the estimated annual average federal and state excise tax rates.
     Cost of Sales. Comparing the second quarter of 2005 to the second quarter of 2004, cost of sales decreased 5.2%, or $728,000, and decreased on a per barrel basis. Freight costs declined by approximately 59% as the cost of shipping Redhook product in the western United States is now borne by Craft Brands, and the Company’s effort at streamlining its shipping relationships in the midwest and eastern United States has yielded additional freight savings. Based upon the breweries’ combined current production capacity of 187,500 barrels for the six months ended June 30, 2005 and 2004, the utilization rates were 60.3% and 59.8%, respectively.
     In January 2003, the Company entered into a licensing agreement with Widmer to produce and sell the Widmer Hefeweizen brand in states east of the Mississippi River. Brewing of this product is conducted at the New Hampshire Brewery under the supervision and assistance of Widmer’s brewing staff to insure their brand’s quality and matching taste profile. The Company shipped 12,300 and 9,300 barrels of Widmer Hefeweizen during the six months ended June 30, 2005 and 2004, respectively. A licensing fee of $157,000 and $128,000 due to Widmer is reflected in the Company’s statement of operations for the quarters ended June 30, 2005 and 2004, respectively.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1,680,000 to $3,394,000 from expenses of $5,074,000 for the first six months of 2004, significantly impacted by the formation of Craft Brands. All advertising, marketing and selling costs in the western United States became the responsibility of Craft Brands on July 1, 2004. While the Company and Widmer sought the regulatory approval required for Craft Brands to become fully operational, they agreed to share certain sales-related costs, primarily salaries and overhead. The Company’s share of those costs totaled $554,000 for the six months ended June 30, 2004 and is reflected in the Company’s statement of operations as selling, general and administrative expenses.
     Income from Equity Investment in Craft Brands. In accordance with the Craft Brands Operating Agreement, the Company made a $250,000 sales and marketing capital contribution to Craft Brands, which was to be used by Craft Brands for expenses related to the Special Marketing Expense. After giving effect to the allocation of the Special Marketing Expense, which is allocated 100% to Redhook, and giving effect to income attributable to the Kona brand, which is shared differently between the Company and Widmer through 2006, the Operating Agreement dictates that remaining profits and losses of Craft Brands are allocated between the Company and Widmer based on the Cash Flow Percentages of 42% and 58%, respectively. For the six months ended June 30, 2005, the Company’s share of Craft Brands’ net income totaled $951,000. This share of Craft Brands’ profit was net of $135,000 of the Special Marketing Expense that had been incurred by Craft Brands during the same period and was fully allocated to the Company. As of June 30, 2005, the entire $250,000 2004 sales and marketing capital contribution made by the Company had been used by Craft Brands for designated Special Marketing Expenses and netted against Craft Brands profits allocated to the Company.
     Net cash flow of Craft Brands, if any, is generally distributed monthly to the Company based on the Company’s cash flow percentage of 42%. In the first six months of 2005, the Company received cash distributions of $1,138,000, of which $335,000 related to 2004 earnings, representing its share of the net cash flow of Craft Brands.
     Craft Brands Shared Formation Expenses. In conjunction with the formation of Craft Brands, both the Company and Widmer incurred certain start-up expenses, including severance expenses and legal fees. The Company’s operating income (loss) for the six months ended June 30, 2004 reflects $538,000 attributable to the Company’s share of these expenses.

     Interest Expense. Interest expense was $127,000 for the first six months of 2005, up from $86,000 for the comparable 2004 period. Higher average interest rates in the first six months of 2005, partially offset by a declining term loan balance, resulted in an increase in interest expense.
     Other Income (Expense) — Net. Other income (expense) — net increased by $40,000 to income of $64,000 for the first six months of 2005 compared to income of $24,000 for the first six months of 2004, due primarily to higher average interest rates earned on interest-bearing deposits.
     Income Taxes The Company’s effective income tax rate was a 10.2% benefit for the six months ended June 30, 2005 as compared to a 1.2% expense for the six-month 2004 period. The $51,000 benefit reflects a $70,000 reduction in the Company’s valuation allowance offset by a provision for current state taxes. In the first six months of 2004, the Company increased the valuation allowance to fully cover net tax operating loss carryforwards and other net deferred tax assets that were generated during the period. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically certain federal and state NOLs that may expire before the Company is able to utilize the tax benefit. Realization of the benefit is dependent on the Company’s ability to generate future U.S. taxable income. To the extent that the Company continues to be unable to generate adequate taxable income in future periods, the Company will not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering potentially expiring NOLs.
     Craft Brands Alliance LLC
     The following summarizes certain items included in Craft Brands’ statement of operations for the six-month period ended June 30, 2005:
     Sales. Craft Brands’ sales totaled $27,710,000 for the six months ended June 30, 2005. In addition to selling 63,200 barrels of the Company’s product to wholesalers in the western United States, Craft Brands also sold Widmer and Kona products. For the six months ended June 30, 2005, average wholesale revenue per barrel for all products sold by Craft Brands was approximately 0.5% lower than average wholesale revenue per barrel on sales to wholesalers by the Company during the same period. Craft Brands’ sales efforts during the first six months of 2005 included a reduction in discounting on the Company’s products. Craft Brands also pays fees to A-B in connection with sales to A-B that are comparable to fees paid by the Company.
     Cost of Sales. Cost of sales of Craft Brands totaled $19,488,000 for the six months ended June 30, 2005. Craft Brands purchases product from the Company and Widmer at prices substantially below wholesale pricing levels pursuant to a Supply, Distribution, and Licensing Agreement between Craft Brands and each of the Company and Widmer. Craft Brands has realized improvement in its average freight cost per barrel over the Company’s historical costs, largely a result of synergies created by negotiating its shipping relationships as a single larger entity.
     Selling, General and Administrative Expenses. Craft Brands’ selling, general and administrative expenses totaled $5,393,000 for the six months ended June 30, 2005, reflecting all advertising, marketing and promotion efforts for the Redhook, Widmer and Kona brands. During the six-month period ended June 30, 2005, Craft Brands focused significant effort on advertising and promotion in conjunction with the May 2005 introduction of new packaging for the Company’s bottled product. Although the Company anticipates that advertising and promotion efforts will increase in 2005 as compared to expenditures in the second half of 2004, predicting future expenditures is difficult. Selling, general and administrative expenses of Craft Brands for the six months ended June 30, 2005 includes approximately $135,000 designated as Special Marketing Expense. As of June 30, 2005, the entire $250,000 2004 sales and marketing capital contribution made by the Company had been used by Craft Brands for designated Special Marketing Expenses and netted against Craft Brands’ profits allocated to the Company.
     Net Income. Craft Brands’ net income totaled $2,603,000 for the six months ended June 30, 2005. The Company’s share of Craft Brands’ net income totaled $951,000. After giving effect to the allocation of the Special Marketing Expense, which is allocated 100% to Redhook, and giving effect to income attributable to the Kona brand which is shared differently between the Company and Widmer through 2006, the Operating

Agreement dictates that remaining profits and losses of Craft Brands are allocated between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively.
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
     The Company had $4,364,000 and $5,590,000 of cash and cash equivalents at June 30, 2005 and December 31, 2004, respectively. At June 30, 2005, the Company had working capital of $4,487,000. The Company’s long-term debt as a percentage of total capitalization (long-term debt and common stockholders’ equity) was 8.1% at June 30, 2005 compared to 8.4% at December 31, 2004. Cash used in operating activities totaled $892,000 for the six months ended June 30, 2005, compared to cash provided by operating activities of $1,306,000 for the six-month 2004 period. Principal uses of cash in 2005 included an $881,000 payment to A-B for refundable pallet deposits. Cash provided by operating activities in 2004 was favorably impacted by normal fluctuations in operating assets and liabilities.
     During the quarter ended June 30, 2005, the Company’s capital expenditures totaled $161,000. Capital expenditures for fiscal year 2005 are expected to total approximately $368,000, primarily for brewing equipment.
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
     The Term Loan is secured by substantially all of the Company’s assets. Since June 5, 2002, interest on the Term Loan has accrued at London Inter Bank Offered Rate LIBOR plus 1.75%. The Company has the option to fix the applicable interest rate for up to twelve months by selecting LIBOR for one- to twelve- month periods as a base. As of June 30, 2005, there was $5.4 million outstanding on the Term Loan, and the Company’s one-month LIBOR-based borrowing rate was 4.9%. The termination of the A-B Distribution Agreement for any reason would constitute an event of default under the credit agreement and the bank may declare the entire outstanding loan balance immediately due and payable. If this were to occur, the Company could seek to refinance its Term Loan with one or more banks or obtain additional equity capital; however, there can be no assurance the Company would be able to access additional capital to meet its needs or that such additional capital would be at commercially reasonable terms.
     The terms of the credit agreement require the Company to meet certain financial covenants. The Company was in compliance with all covenants for the quarter ended June 30, 2005 and expects that it will remain in compliance with its debt covenants for the next twelve months. In December 2001, March 2003, February 2004 and October 2004, the credit agreement was amended to modify several financial covenants. These revisions have reduced the likelihood that a violation of the covenants by the Company will occur in the future; however, if the Company were to report a significant net loss for one or more quarters within a time period covered by the financial covenants, one or more of the covenants would be negatively impacted and could cause a violation. Failure to meet the covenants required by the credit agreement is an event of default and, at its option, the bank could deny a request for a waiver and declare the entire outstanding loan balance immediately due and payable. In such a case, the Company would seek to refinance the loan with one or more banks, potentially at less desirable terms. However, there can be no guarantee that additional financing would be available at commercially reasonable terms, if at all.
     The following table summarizes the financial covenants required by the Term Loan and the Company’s current level of compliance with these covenants:

	Required by	Quarter Ended
	Term Loan	June 30, 2005
Tangible Net Worth	Greater than $60,000,000	$61,049,145
Capital Ratio	Less than: 1.25:1	0.21:1
Working Capital	Greater than $1,900,000	$4,486,645
Fixed Charge Coverage Ratio	Greater than 1.15:1	3.098:1
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
     Relationship with Anheuser-Busch, Incorporated and Craft Brands Alliance LLC. Nearly all of the Company’s future sales are expected to be made through the A-B Distribution Agreement with A-B and through sales to Craft Brands. Craft Brands will distribute the Company’s products through a separate distribution arrangement with A-B. If the relationship between A-B and the Company, between the Company and Craft Brands or between A-B and Craft Brands were to deteriorate, distribution of the Company’s products would suffer significant disruption and such event would have a long-term severe negative impact on the Company’s sales and results of operations, as it would be extremely difficult for the Company to rebuild its own distribution network. While the Company believes that the benefits of the Distribution Agreement and its relationship with A-B and Craft Brands, in particular distribution and material cost efficiencies, offset the costs associated with the relationship, there can be no assurance that these costs will not have a negative impact on the Company’s profit margins in the future.
     Craft Brands Alliance LLC. As discussed above, Craft Brands advertises, markets, sells and distributes the Company’s and Widmer’s products in the western United States. The Company believes that the combined sales and marketing organization will create synergies and capitalize on both companies’ sales and marketing experience and complementary product portfolios. The Company anticipates that the joint organization will positively impact sales volume and decrease the Company’s selling, general and administrative expenses. The Company has already begun to see a significant decrease in its selling, general and administrative expenses, and recognized income totaling $951,000 in the first six months of 2005 and $1.1 million in the last six months of 2004 from its investment in Craft Brands. However, Craft Brands has been operational for only one year, and predicting future benefits from Crafts Brands is difficult. There can be no assurance that the Company will see any further or anticipated benefits from the joint venture.
     In conjunction with the formation of Craft Brands, both the Company and Widmer incurred certain start-up expenses, including severance expenses and legal fees. The Company’s operating loss for the three and six months ended June 30, 2004 reflects $131,000 and $538,000, respectively, attributable to the Company’s share of these start-up expenses. Additionally, during the period March 15, 2004 through June 30, 2004, while the companies sought the regulatory approval required for Craft Brands to become fully operational, the Company and Widmer agreed to share certain sales-related costs, primarily salaries and overhead. The Company’s share of those costs totaled $500,000 and $554,000, respectively, for the three and six months ended June 30, 2004 and are reflected in the Company’s statement of operations as selling, general and administrative expenses.
     Dependence on Distributors. The Company relies heavily on distributors, most of which are independent wholesalers, for the sale of its products to retailers. The Company’s most significant wholesaler, K&L Distributors, Inc., accounted for approximately 12% of the Company’s shipments in the first six months of 2005. A disruption of the Company’s, Craft Brands’, the wholesalers’ or A-B’s ability to distribute products efficiently due to any significant operational problems, such as wide-spread labor union strikes, the loss of K&L Distributors as a customer, or the termination of the A-B Distribution Agreement or the Supply and Distribution Agreement with Craft Brands could have a material adverse impact on the Company’s sales and results of operations.
     Effect of Competition on Future Sales. The Company competes in the highly competitive craft brewing market as well as in the much larger specialty beer market, which encompasses producers of import beers, major national brewers that have produced fuller-flavored products, and large spirit companies and national brewers that produce flavored alcohol beverages. Beyond the beer market, craft brewers also face competition from producers of wines and spirits. Primarily as a result of increased competition, the Company has experienced periods in which its sales volume has declined and pricing of the Company’s products has been negatively impacted. The Company experienced declining sales volumes during the period from 1997 through 1999 when the Company’s shipments declined from 2.3% to 5.7% when compared to the prior year. And although the Company saw improvements in shipments year over year from 2000 through 2003, the Company again experienced a decline in shipments in 2004. Increasing competition could cause the Company’s future sales and results of operations to be adversely affected. The Company has historically operated with little or no backlog and, therefore, its ability to predict sales for future periods is limited.
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
     Dependence on Sales in Washington State. A significant portion of the Company’s shipments continue to be in the Pacific Northwest region, which the Company believes is one of the most competitive craft beer markets in the United States, both in terms of number of market participants and consumer awareness. The Company faces extreme competitive pressure in Washington state, which is not only the Company’s largest market but is also its oldest market. From 1997 through 2004, the Company has experienced a decline in sales volume in Washington state of approximately 17%, significantly impacted by a 12% decline in 2004 volume over 2003 volume. Washington state shipments declined 1.3% in the first six months of 2005 compared to 2004. The Company believes that the Pacific Northwest, and Washington state in particular, offers significant competition to its products, not only from other craft brewers but also from the growing wine market and from flavored alcohol beverages. This intense competition is magnified because the Company’s brand is viewed as being relatively mature. Recent focus studies have indicated that, while the Company’s brand does possess brand awareness among target consumers, it also appears to not attract key consumers who seem to be more interested in experimenting with new products. These recent focus studies resulted in Craft Brands focusing its 2005 marketing efforts on the Pacific Northwest market in an effort to stimulate demand. During the second quarter of 2005, Craft Brands introduced in the western United States several major marketing initiatives aimed at updating the Redhook brand image, including a proprietary Redhook bottle and new packaging design, combined with a new marketing campaign. In addition, shipments in Washington state in late 2003, all of 2004 and early 2005 appear to have been significantly impacted by the formation of Craft Brands. Management believes that the beer industry is influenced, both positively and negatively, by individual relationships. In Washington state, where some of those relationships have existed for many years, the formation of Craft Brands appears to have had some short-term negative impact on those relationships. Some of the Company’s relationships with wholesalers and retailers suffered as a result of the transition to Craft Brands. The transition took longer than anticipated and nearly all Company sales staff responsible for the Washington state market left the Company. While the Company believes that the Craft Brands sales staff is re-establishing those relationships and that sales of the Company’s products will stabilize, the process is expected to take some time. However, there can be no assurance that the Company will see any anticipated benefits from these efforts.
     Variability of Gross Margin and Cost of Sales. The Company anticipates that its future gross margins will fluctuate and may decline as a result of many factors, including shipments to Craft Brands at a fixed price substantially below wholesale pricing levels, disproportionate depreciation and other fixed and semi variable operating costs, depending on the level of production at the Company’s breweries in relation to current production capacity. The Company’s high level of fixed and semi variable operating costs causes gross margin to be very sensitive to relatively small increases or decreases in sales volume. In addition, other factors that could affect cost of sales include changes in freight charges, the availability and prices of raw materials and packaging materials, the mix between draft and bottled product sales, the sales mix of various bottled product packages, and federal or state excise taxes. Also, if sales volume through the A-B Distribution Agreement increases, the related fees would increase.
     Advertising and Promotional Costs. The Company directly manages its co-op advertising and promotion program and limited media advertising in the midwest and eastern United States, and the Craft Brands joint sales and marketing organization serves the operations of Redhook and Widmer in the western United States by advertising, marketing, selling and distributing both companies’ products to wholesale outlets. Similar to the Company, Craft Brands promotes its products through a variety of advertising programs with its wholesalers; through training and education of wholesalers and retailers; through promotions at local festivals, venues, and pubs; by utilizing the pubs located at the Company’s two breweries; and through price discounting. Management believes that, in addition to achieving certain synergies, Craft Brands capitalizes on both companies’ sales and marketing skills and complementary product portfolios. The Company believes that the combination of the two brewers’ complementary brand portfolios, led by one focused sales and marketing organization, will not only deliver financial benefits, but will also deliver greater impact at the point of sale. However, Craft Brands has been operational for one year, and predicting future benefits from Crafts Brands is difficult. There can be no assurance that the Company will see any further or anticipated benefits from the joint venture. In the midwest and eastern United States, the Company expects to continue to participate in co-op advertising and promotion programs and limited media, but market and competitive considerations could require an increase in spending in these programs.
     Customer Acceptance, Consumer Trends and Public Attitudes. If consumers were unwilling to accept the Company’s products or if general consumer trends caused a decrease in the demand for beer, including craft beer, it could adversely impact the Company’s sales and results of operations. If the flavored alcohol beverage market, the wine market, or the spirits market continues to grow, they could draw consumers away from the Company’s products and have an adverse effect on the Company’s sales and results of operations. Further, the alcoholic beverage industry has become the subject of considerable societal and political attention in recent years due to increasing public concern over alcohol-related social problems, including drunk driving, underage drinking and health consequences from the misuse of alcohol. If beer consumption in general were to come into disfavor among domestic consumers, or if the domestic beer industry were subjected to significant additional governmental regulation, the Company’s sales and results of operations could be adversely affected.
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

     Recent Accounting Pronouncements
     In November 2004, the FASB issued SFAS No. 151, Inventory Costs – an Amendment of ARB No. 43, Chapter 4. SFAS No. 151 requires idle facility expenses, abnormal freight, handling costs, and wasted material (spoilage) to be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this Statement will not have a material effect on the Company’s financial condition or results of operation.
     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which revises SFAS No. 123 and supercedes APB No. 25. SFAS No. 123R requires all share-based payments to employees to be recognized as expenses in the statement of operations based on their fair values and vesting periods. SFAS No. 123R is effective for fiscal years beginning after June 15, 2005. The cumulative effect of initially applying SFAS No. 123R is recognized as of the required effective date. The Company is currently in the process of determining the impact this statement will have on its financial condition and results of operations.

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
     The Company did not have any derivative financial instruments as of June 30, 2005.
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
PART II.
ITEM 4. Submission of Matters to a Vote of Security Holders
     The Company’s Annual Meeting of Shareholders was held on May 24, 2005. The following matters were voted upon by the shareholders with the results as follows:
(1) The following seven directors were duly elected to serve until the 2006 Annual Meeting of Shareholders or until his earlier retirement, resignation or removal:

Director	Votes For	Votes Withheld
Frank H. Clement	7,459,198	296,621
David R. Lord	7,158,995	296,621
Michael Loughran	7,159,398	296,621

Patrick J. McGauley	7,443,937	296,621
John D. Rogers, Jr.	7,250,925	296,621
Paul S. Shipman	7,506,107	296,621
Anthony J. Short	7,450,265	296,621
(2) The ratification of the appointment of Moss Adams LLP as independent auditors for the Company’s fiscal year ending December 31, 2005 was approved as follows:

Votes For: 7,592,319
Votes Against: 47,695
Abstain: 3,582
                    There were no broker non-votes for this item.

ITEM 6. Exhibits

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

REDHOOK ALE BREWERY, INCORPORATED

August 12, 2005	BY: /s/ David J. Mickelson

David J. Mickelson
Executive Vice President,
Chief Financial Officer and Chief Operating Officer

August 12, 2005	BY: /s/ Lorri L. Jones

Lorri L. Jones
Controller and Treasurer,
Principal Accounting Officer