Form 10-Q
period 2005-09-30
REDHOOK ALE BREWERY INC
filed 2005-11-10
CIK 892222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
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
Registrant’s telephone number, including area code: (425) 483-3232
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Common Stock outstanding as November 10, 2005 was 8,220,768.
Page 1 of 29 sequentially numbered pages

REDHOOK ALE BREWERY, INCORPORATED
FORM 10-Q
For The Quarterly Period Ended September 30, 2005

PART I.
ITEM 1. Financial Statements
REDHOOK ALE BREWERY, INCORPORATED
BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$5,321,293	$5,589,621
Accounts Receivable	1,842,328	1,123,475
Trade Receivable from Craft Brands	736,827	398,707
Inventories	3,295,801	3,000,309
Other	515,658	506,328

Total Current Assets	11,711,907	10,618,440
Fixed Assets, Net	61,227,336	63,018,806
Receivable from Craft Brands	—	277,144
Investment in Craft Brands	154,986	192,857
Other Assets	13,833	20,977

Total Assets	$73,108,062	$74,128,224

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,185,589	$1,815,380
Trade Payable to Craft Brands	371,311	431,089
Accrued Salaries, Wages and Payroll Taxes	1,232,145	1,220,248
Refundable Deposits	2,211,111	2,526,088
Other Accrued Expenses	403,019	515,123
Current Portion of Long-Term Debt	450,000	450,000

Total Current Liabilities	6,853,175	6,957,928

Long-Term Debt, Net of Current Portion	4,837,500	5,175,000

Deferred Income Taxes, Net	398,798	468,798

Other Liabilities	113,580	64,903

Commitments

Common Stockholders’ Equity:
Common Stock, Par Value $0.005 per Share, Authorized, 50,000,000 Shares; Issued and Outstanding, 8,220,768 Shares in 2005 and 8,188,199 Shares in 2004	41,104	40,941
Additional Paid-In Capital	68,824,363	68,761,766
Retained Earnings (Deficit)	(7,960,458)	(7,341,112)

Total Common Stockholders’ Equity	60,905,009	61,461,595

Total Liabilities and Common Stockholders’ Equity	$73,108,062	$74,128,224

See Accompanying Notes to Financial Statements

REDHOOK ALE BREWERY, INCORPORATED
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Sales	$9,497,771	$8,789,773	$26,563,961	$29,623,658
Less Excise Taxes	946,680	878,253	2,681,531	2,601,464

Net Sales	8,551,091	7,911,520	23,882,430	27,022,194
Cost of Sales	7,429,086	6,950,722	20,754,426	21,004,133

Gross Profit	1,122,005	960,798	3,128,004	6,018,061
Selling, General and Administrative Expenses	1,905,135	1,310,395	5,299,473	6,384,759
Income from Equity Investment in Craft Brands	673,606	657,705	1,624,604	657,705
Craft Brands Shared Formation Expenses	—	(2,947)	—	534,628

Operating Income (Loss)	(109,524)	311,055	(546,865)	(243,621)
Interest Expense	71,882	48,332	198,796	134,732
Other Income (Expense) — Net	20,555	58,990	84,893	82,730

Income (Loss) before Income Taxes	(160,851)	321,713	(660,768)	(295,623)
Income Tax Provision (Benefit)	9,578	10,000	(41,422)	20,000

Net Income (Loss)	$(170,429)	$311,713	$(619,346)	$(315,623)

Basic Earnings (Loss) per Share	$(0.02)	$0.04	$(0.08)	$(0.05)

Diluted Earnings (Loss) per Share	$(0.02)	$0.04	$(0.08)	$(0.05)

See Accompanying Notes to Financial Statements

REDHOOK ALE BREWERY, INCORPORATED
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Operating Activities
Net Income (Loss)	$(619,346)	$(315,623)
Adjustments to Reconcile Net Income (Loss) to Net Cash (Used in) Provided by Operating Activities:
Loss on Disposal of Fixed Assets	14,879	—
Depreciation and Amortization	2,194,505	2,212,611
Income from Equity Investment in Craft Brands in Excess of Cash Distribution	(19,755)	(48,564)
Deferred Income Taxes, Net	(70,000)	—
Net Change in Operating Assets and Liabilities	(1,083,101)	(300,950)

Net Cash (Used in) Provided by Operating Activities	417,182	1,547,474

Investing Activities
Expenditures for Fixed Assets	(415,731)	(76,991)
Investment in Craft Brands	—	(250,100)
Note Receivable from Craft Brands	—	(150,000)
Other, Net	4,961	(3,750)

Net Cash (Used in) Provided by Investing Activities	(410,770)	(480,841)

Financing Activities
Principal Payments on Debt	(337,500)	(337,500)
Issuance of Common Stock	62,760	260,300

Net Cash (Used in) Provided by Financing Activities	(274,740)	(77,200)

Increase (Decrease) in Cash and Cash Equivalents	(268,328)	989,433

Cash and Cash Equivalents:
Beginning of Period	5,589,621	6,123,349

End of Period	$5,321,293	$7,112,782

Issuance of 1,808,243 Shares of Common Stock to A-B and $2,000,000 payable to A-B in Exchange for 1,289,872 Shares of Series B Preferred Stock Held by A-B	$—	$16,232,655

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
     Certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation. The effects of the reclassifications are not considered material.
2. Inventories
     Inventories consist of the following:

	September 30,	December 31,
	2005	2004
Raw materials	$1,305,218	$1,122,290
Work in process	1,023,393	833,846
Finished goods	455,359	350,543
Promotional merchandise	353,903	480,338
Packaging materials	157,928	213,292

	$3,295,801	$3,000,309

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
     The Company and Widmer have entered into a restated operating agreement with Craft Brands (the “Operating Agreement”) that governs the operations of Craft Brands and the obligations of its members, including capital contributions, loans and allocation of profits and losses.
     The Operating Agreement requires the Company to make certain capital contributions to support the operations of Craft Brands. Contemporaneous with the execution of the Operating Agreement, the Company made a 2004 sales and marketing capital contribution in the amount of $250,000. The agreement designated this sales and marketing capital contribution to be used by Craft Brands for expenses related to the marketing, advertising, and promotion of the Company’s products (“Special Marketing Expense”). The Operating Agreement also requires an additional sales and marketing contribution in 2008 if the volume of sales of Redhook products in 2007 in the Craft Brands territory is less than 92% of the volume of sales of Redhook products in 2003 in the Craft Brands territory. The 2008 contribution, if one is required, cannot exceed $750,000 and will be required to be paid by the Company in no more than three equal installments made on or before February 1, 2008, April 1, 2008 and July 1, 2008. Widmer has an identical obligation under the

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS (Continued)
(Unaudited)
Operating Agreement with respect to the 2008 sales and marketing capital contribution and sales of its product. The Operating Agreement also obligates the Company and Widmer to make other additional capital contributions only upon the request and consent of the Craft Brands’ board of directors.
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
     The Company has assessed its investment in Craft Brands pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 Revised, Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51 (“FIN 46R”). FIN 46R clarifies the application of consolidation accounting for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest; these entities are referred to as variable interest entities. Variable interest entities within the scope of FIN 46R are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46R also requires disclosure of significant variable interests in variable interest entities for which a company is not the primary beneficiary. The Company has concluded that its investment in Craft Brands meets the definition of a variable interest entity but that the Company is not the primary beneficiary. In accordance with FIN46R, the Company has not consolidated the financial statements of Craft Brands with the financial statements of the Company, but instead accounted for its investment in Craft Brands under the equity method, as outlined by Accounting Principle Board Opinion (“APB”) No. 18, The Equity Method of Accounting for Investments in Common Stock. The equity method requires that the Company recognize its share of the net earnings of Craft Brands by increasing its investment in Craft Brands on the Company’s balance sheet and recognizing income from equity investment in the Company’s statement of operations. A cash distribution or the Company’s share of a net loss reported by Craft Brands is reflected as a decrease in investment in Craft Brands on the Company’s balance sheet. The Company does not control the amount or timing of cash distributions by Craft Brands. The Company will periodically review its investment in Craft Brands to insure that it complies with the guidelines prescribed by FIN 46R.
     For the three months ended September 30, 2005, the Company’s share of Craft Brands’ net income totaled $674,000. During the three months ended September 30, 2005, the Company received cash distributions of $802,000, representing its share of the net cash flow of Craft Brands.
     For the nine months ended September 30, 2005, the Company’s share of Craft Brands’ net income totaled $1,625,000. This share of Craft Brands’ profit was net of $135,000 of the Special Marketing Expense that had been incurred by Craft Brands during the same period and was fully allocated to the Company. As of September 30, 2005, the entire $250,000 2004 sales and marketing capital contribution made by the Company had been used by Craft Brands for designated Special Marketing Expenses and netted against Craft Brands’ profits allocated to the Company. In the nine months ended September 30, 2005, the Company received cash

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS (Continued)
(Unaudited)
distributions of $1,940,000, of which $335,000 related to 2004 earnings, representing its share of the net cash flow of Craft Brands.
     For the three and nine months ended September 30, 2004, the Company’s share of Craft Brands’ net income totaled $658,000. This share of Craft Brands’ profit was net of $78,000 of the Special Marketing Expense that had been incurred by Craft Brands during the same periods and was fully allocated to the Company. During the three and nine months ended September 30, 2004, the Company received cash distributions of $609,000 representing its share of the net cash flow of Craft Brands.
     In conjunction with the sale of Redhook product to Craft Brands, the Company’s balance sheets as of September 30, 2005 and December 31, 2004 reflect a trade payable due to Craft Brands of approximately $371,000 and $431,000, respectively, and a trade receivable due from Craft Brands of approximately $737,000 and $399,000, respectively.
     During the formation of Craft Brands in 2004, both the Company and Widmer incurred certain start-up expenses, including severance expenses and legal fees. The Company’s operating loss for the nine months ended September 30, 2004 reflects $535,000 attributable to the Company’s share of these start-up expenses. Additionally, during the period March 15, 2004 through September 30, 2004, while the companies sought the regulatory approval required for Craft Brands to become fully operational, the Company and Widmer agreed to share certain sales-related costs, primarily salaries and overhead. The Company’s share of these costs for the nine months ended September 30, 2004 were $554,000 and are reflected in the Company’s statement of operations as selling, general and administrative expenses.
4. Refundable Deposits
     In conjunction with the shipment of its products to wholesalers, the Company collects refundable deposits on its pallets. In certain circumstances when the pallets are returned to the Company, A-B may return the deposit to the wholesaler. In May 2005, the Company reimbursed A-B approximately $881,000 for these pallet deposits. This payment is reflected in the Company’s statement of cash flows for the nine months ended September 30, 2005 as cash used in operating activities and on the Company’s balance sheet as of September 30, 2005 as a reduction of refundable deposits.
5. Convertible Redeemable Preferred Stock
     On July 1, 2004, the Company completed the restructuring of its ongoing relationship with A-B and issued 1,808,243 shares of Common Stock to A-B in exchange for the 1,289,872 shares of Series B Preferred Stock held by A-B. The Series B Preferred Stock was then cancelled. In connection with this exchange, the Company paid $2.0 million to A-B in November 2004. As of December 31, 2004, there was no preferred stock of the Company outstanding.
6. Common Stockholders’ Equity
     In conjunction with the exercise of stock options granted under the Company’s stock option plans, the Company issued 32,600 shares of the Company’s common stock (“Common Stock”) totaling $63,000 during the nine months ended September 30, 2005, including 5,600 shares of Common Stock totaling $11,000 during the three months ended September 30, 2005. During the nine months ended September 30, 2004, the Company issued 150,300 shares of Common Stock totaling $260,000, including 14,800 shares of Common Stock totaling $26,000 during the three months ended September 30, 2004.
7. Earnings (Loss) per Share
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

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS (Continued)
(Unaudited)
Outstanding stock options have been excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2005 and for the nine months ended September 30, 2004 because their effect is antidilutive. The calculation uses the treasury stock method and the “as if” converted method in determining the resulting incremental average equivalent shares outstanding as applicable.
     On July 1, 2004, the Company issued 1,808,243 shares of Common Stock to A-B in exchange for 1,289,872 shares of Series B Preferred Stock held by A-B. The Series B Preferred Stock and the related accretion of offering costs were cancelled.
     The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Basic earnings (loss) per share computation:

Numerator:
Net income (loss)	$(170,429)	$311,713	$(619,346)	$(315,623)
Preferred stock accretion	—	—	—	(22,200)

Income (loss) available to common stockholders	$(170,429)	$311,713	$(619,346)	$(337,823)

Denominator:
Weighted average common shares	8,216,971	8,181,966	8,201,071	6,906,812

Basic earnings (loss) per share	$(0.02)	$0.04	$(0.08)	$(0.05)

Diluted earnings (loss) per share computation:

Numerator:
Net income (loss)	$(170,429)	$311,713	$(619,346)	$(315,623)
Preferred stock accretion	—	—	—	(22,200)

Income (loss) available to common stockholders	$(170,429)	$311,713	$(619,346)	$(337,823)

Denominator:
Weighted average common shares	8,216,971	8,181,966	8,201,071	6,906,812
Effect of dilutive securities:
Series B convertible preferred stock	—	—	—	—
Stock options, net	—	292,456	—	—

Denominator for diluted earnings (loss) per share	8,216,971	8,474,422	8,201,071	6,906,812

Diluted earnings (loss) per share	$(0.02)	$0.04	$(0.08)	$(0.05)

8. Stock-Based Compensation
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

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS (Continued)
(Unaudited)
     The following table illustrates the effect on net income (loss) and earnings (loss) per share for the three and nine months ended September 30, 2005 and 2004 had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss), as reported	$(170,429)	$311,713	$(619,346)	$(315,623)

Add: Stock-based employee compensation expense as reported under APB 25	—	—	—	—

Less: Stock-based employee compensation expense determined under fair value based method for all options, net of related tax effects	(36,595)	(44,883)	(70,110)	(153,383)

Pro forma net income (loss)	$(207,024)	$266,830	$(689,456)	$(469,006)

Earnings (loss) per share:

Basic – as reported	$(0.02)	$0.04	$(0.08)	$(0.05)
Basic – pro forma	$(0.03)	$0.03	$(0.08)	$(0.07)
Diluted – as reported	$(0.02)	$0.04	$(0.08)	$(0.05)
Diluted – pro forma	$(0.03)	$0.03	$(0.08)	$(0.07)

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
Overview
     Since its formation, the Company has focused its business activities on the brewing, marketing and selling of craft beers in the United States. The Company produces its specialty bottled and draft products in two Company-owned breweries, one in the Seattle suburb of Woodinville, Washington (the “Washington Brewery”) and the other in Portsmouth, New Hampshire (the “New Hampshire Brewery”). Prior to July 1, 2004, the Company’s sales consisted predominantly of sales of beer to third-party distributors and Anheuser-Busch, Inc. (“A-B”) through the Company’s Distribution Alliance with A-B (the “Alliance” or the “Distribution Alliance”). Since July 1, 2004, the Company’s sales have consisted predominately of sales of product to Craft Brands Alliance LLC (“Craft Brands”) and A-B. Craft Brands is a joint venture sales and marketing entity between the Company and Widmer Brothers Brewing Company (“Widmer”). The Company and Widmer manufacture and sell their product to Craft Brands at a price substantially below wholesale pricing levels; Craft Brands, in turn, advertises, markets, sells and distributes the product to wholesale outlets in the western United States through a distribution agreement between Craft Brands and A-B. Profits and losses of Craft Brands are generally shared between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively. In Washington state, due to state liquor regulations, the Company sells its products directly to third-party beer distributors and returns a portion of the revenue to Craft Brands based upon a contractually determined formula. The Company continues to sell its product in the midwest and eastern United States through sales to A-B pursuant to the July 1, 2004 A-B Distribution Agreement. For additional information regarding Craft Brands and the A-B Distribution Agreement, see “Part 1, Item 1, Business — Production Distribution, —Relationship with Anheuser-Busch, Incorporated” and “—Relationship with Craft Brands Alliance LLC” of the Company’s Annual Report on Form 10K for the fiscal year ended December 31, 2004, and “—Craft Brands Alliance LLC” below. In addition to sales of beer, the Company derives other revenues from sources including the sale of retail beer, food, apparel and other retail items in its two brewery pubs.
     The Company’s gross sales and net loss for the nine months ended September 30, 2005 totaled $26,564,000 and $619,000, respectively, compared to gross sales and a net loss of $29,624,000 and $316,000, respectively, for the same period in 2004. However, comparability of the Company’s 2005 operating results to 2004 operating results is significantly impacted by the July 1, 2004 formation of Craft Brands and the July 1, 2004 A-B Distribution Agreement. While sales in the western United States for the entire nine months of 2005 were made to Craft Brands at discounted rates, sales in the western United States for the nine months of 2004 were at two distinct pricing levels – at historical wholesale prices for first six months of 2004; and at discounted rates for the third quarter of 2004.
     The Company’s sales volume (shipments) increased 3.3% to 174,800 barrels for the nine months ended September 30, 2005 as compared to 169,200 barrels for the same 2004 period. Sales in the craft beer industry generally reflect a degree of seasonality, with the first and fourth quarters historically being the slowest and the rest of the year typically demonstrating stronger sales. The Company has historically operated with little or no backlog and, therefore, its ability to predict sales for future periods is limited.
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
     In addition to capacity utilization, other factors that could affect cost of sales and gross margin include sales to Craft Brands at a price substantially below historical wholesale pricing levels, changes in freight charges, the availability and price of raw materials and packaging materials, the mix between draft and bottled product sales, the sales mix of various bottled product packages, and fees related to the Distribution Agreement with A-B.
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
     Investment in Craft Brands Alliance LLC. The Company has assessed its investment in Craft Brands pursuant to the provisions of FASB Interpretation No. 46 Revised, Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51 (“FIN 46R”). FIN 46R clarifies the application of consolidation accounting for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest; these entities are referred to as variable interest entities. Variable interest entities within the scope of FIN 46R are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46R also requires disclosure of significant variable interests in variable interest entities for which a company is not the primary beneficiary. The Company has concluded that its investment in Craft Brands meets the definition of a variable interest entity but that the Company is not the primary beneficiary. In accordance with FIN46R, the Company has not consolidated the financial statements of Craft Brands with the financial statements of the Company, but instead accounted for its investment in Craft Brands under the equity method, as outlined by Accounting Principle Board Opinion (“APB”) No. 18, The Equity Method of Accounting for Investments in Common Stock. The equity method requires that the Company recognize its share of the net earnings of Craft Brands by increasing its investment in Craft Brands on the Company’s balance sheet and recognizing income from equity investment in the Company’s statement of operations. A cash distribution or the Company’s share of a net loss reported by Craft Brands is reflected as a decrease in investment in Craft Brands on the Company’s balance sheet. The Company does not control the amount or timing of cash distributions by Craft Brands. For the nine months ended September 30, 2005, the Company recognized $1,625,000 of undistributed earnings related to its investment in Craft Brands. During the same period in 2005, the Company received cash distributions of $1,940,000, of which $335,000 related to 2004 earnings, representing its share of the net cash flow of Craft Brands. The Company’s share of the earnings of Craft Brands contributed a significant portion of income to the Company’s results of operations. The Company will periodically review its investment in Craft Brands to insure that it complies with the guidelines prescribed by FIN46R.
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
Results of Operations
     The following table sets forth, for the periods indicated, certain items from the Company’s Statements of Operations expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Sales	111.1%	111.1%	111.2%	109.6%
Less Excise Taxes	11.1	11.1	11.2	9.6

Net Sales	100.0	100.0	100.0	100.0
Cost of Sales	86.9	87.9	86.9	77.7

Gross Profit	13.1	12.1	13.1	22.3
Selling, General and Administrative Expenses	22.3	16.5	22.2	23.6
Income from Equity Investment in Craft Brands	7.9	8.3	6.8	2.4
Craft Brands Shared Formation Expenses	—	—	—	2.0

Operating Income (Loss)	(1.3)	3.9	(2.3)	(0.9)
Interest Expense	0.8	0.6	0.8	0.5
Other Income (Expense) — Net	0.2	0.8	0.3	0.3

Income (Loss) before Income Taxes	(1.9)	4.1	(2.8)	(1.1)
Income Tax Provision (Benefit)	0.1	0.2	(0.2)	0.1

Net Income (Loss)	(2.0)%	3.9%	(2.6)%	(1.2)%

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
     The following table sets forth, for the periods indicated, a comparison of certain items from the Company’s Statements of Operations:

	Three Months Ended
	September 30,		Increase/	%
	2005	2004	(Decrease)	Change
Sales	$9,497,771	$8,789,773	$707,998	8.1%
Less Excise Taxes	946,680	878,253	68,427	7.8

Net Sales	8,551,091	7,911,520	639,571	8.1
Cost of Sales	7,429,086	6,950,722	478,364	6.9

Gross Profit	1,122,005	960,798	161,207	16.8
Selling, General and Administrative Expenses	1,905,135	1,310,395	594,740	45.4
Income from Equity Investment in Craft Brands	673,606	657,705	15,901	2.4
Craft Brands Shared Formation Expenses	—	(2,947)	2,947	100.0

Operating Income (Loss)	(109,524)	311,055	(420,579)	(135.2)
Interest Expense	71,882	48,332	23,550	48.7
Other Income (Expense) — Net	20,555	58,990	(38,435)	(65.2)

Income (Loss) before Income Taxes	(160,851)	321,713	(482,564)	(150.0)
Income Tax Provision (Benefit)	9,578	10,000	(422)	(4.2)

Net Income (Loss)	$(170,429)	$311,713	$(482,142)	(154.7)%

Beer Shipped (in barrels)	61,600	57,100	4,500	7.9%

     Sales. The following factors played a role in the $708,000 increase in total sales in the third quarter of 2005 as compared to the third quarter of 2004:
     Shipments. Total Company shipments increased 7.9% during the third quarter of 2005 as compared with the third quarter of 2004. Total sales volume for the quarter ended September 30, 2005 increased to 61,600 barrels from 57,100 barrels for the same period in 2004, the result of a 1.9% decrease in shipments of its packaged products and a 24.0% increase in shipments of the Company’s draft products. In the 2005 third quarter, the Company shipped approximately 3,400 barrels of draft beer under a contract brewing arrangement; there were no shipments of contract beer in the third quarter of 2004. Excluding shipments of beer brewed on a contract basis, the Company’s draft product shipments increased 8.2% in the 2005 quarter and total Company shipments increased 1.9%. In the third quarter 2005, 56.1% of total shipments were package shipments versus 61.8% in the same quarter of 2004. At September 30, 2005, the Company’s products were distributed in 48 states.
     Company shipments in the midwest and eastern United States increased by 7.0% compared to the same 2004 period. Company shipments in the third quarter 2005 in the western United States served by Craft Brands declined 0.9% compared to the 2004 third quarter. For the third quarter 2005, sales to Craft Brands represented approximately 54.9% of total shipments, or 33,800 barrels compared to 59.8% or 34,100 barrels in 2004. A significant portion of the Company’s sales continue to be in the Pacific Northwest region, which the Company believes is one of the most competitive craft beer markets in the United States, both in terms of number of market participants and consumer awareness. The Company continues to face extreme competitive pressure in Washington state, which is not only the Company’s largest market but is also its oldest market. From 1997 through 2004, the Company experienced a decline in sales volume in Washington state of approximately 17%. Management believes that the decline can be partially attributable to the relative maturity of the brand in this region and, more recently, the formation of Craft Brands. The Company believes that the beer industry is influenced by individual relationships. The transition to Craft Brands impacted its established wholesaler and retailer relationships which, prior to Craft Brands, had existed for many years. Because the transition to Craft Brands took longer than anticipated, and because nearly all the Company’s sales staff responsible for Washington state left the Company, the Company and

Craft Brands have had to re-establish many of these relationships with wholesalers and retailers. Shipments to Washington state increased by 0.6% in the third quarter of 2005 compared to the same 2004 period.
     Pricing and Fees. The Company sells its product at wholesale pricing levels in the midwest and eastern United States, at lower than historical wholesale pricing levels to Craft Brands in the western United States, and at agreed-upon pricing levels for beer brewed on a contract basis.
     Redhook continues to sell its product at wholesale pricing levels in the midwest and eastern United States through sales to A-B. Average wholesale revenue per barrel for draft products, net of discounts, decreased approximately 2.3% in the third quarter of 2005 as compared to the same quarter in 2004. This decrease in pricing accounted for a decrease of approximately $28,000 in total sales. Average wholesale revenue per barrel for bottle products, net of discounts, decreased approximately 4.7% in the third quarter of 2005 as compared to the same period in 2004. This decrease in pricing accounted for a decrease of approximately $111,000 in total sales. Seldom, if ever, are pricing changes driven by an inflationary period. Instead, pricing changes implemented by the Company generally follow pricing changes initiated by large domestic or import brewing companies. While the Company has implemented modest pricing increases during the past few years, some of the benefit has been offset by competitive promotions and discounting. Additionally, the Company may experience a decline in sales in certain regions following a price increase.
     The Company sells its product to Craft Brands at a price substantially below historical wholesale pricing levels pursuant to a Supply, Distribution and Licensing Agreement with Craft Brands; Craft Brands, in turn, advertises, markets, sells and distributes the product to wholesale outlets in the western United States through a distribution agreement between Craft Brands and A-B. Average revenue per barrel for draft products sold to Craft Brands increased approximately 2.5% in the third quarter of 2005 as compared to the same quarter in 2004. This increase in pricing accounted for an increase of approximately $25,000 in total sales. Average revenue per barrel for bottle products sold to Craft Brands increased approximately 5.7% in the third quarter of 2005 as compared to the same period in 2004. This increase in pricing accounted for an increase of approximately $154,000 in total sales. The price charged Craft Brands is generally adjusted annually.
     Average revenue per barrel on beer brewed on a contract basis is at agreed upon pricing levels between the Company and its customer and is generally at a price substantially lower than historical pricing levels.
     In connection with all sales through the Distribution Alliance prior to July 1, 2004, the Company paid a Margin fee to A-B. The July 1, 2004 A-B Distribution Agreement modified the Margin fee structure such that the Margin per barrel shipped increased and is paid on all sales through the new A-B Distribution Agreement. The Margin does not apply to sales to the Company’s retail operations or to dock sales. The Margin also does not apply to the Company’s sales to Craft Brands because Craft Brands pays a comparable fee to A-B on its resale of the product. The A-B Distribution Agreement also provides that the Company shall pay an additional fee on shipments that exceed shipments for the same territory during fiscal 2003. In addition, the Exchange and Recapitalization Agreement provided that the Margin be retroactively increased to the rate provided in the A-B Distribution Agreement for all shipments in June 2004. For the three-month period ended September 30, 2005, the Margin was paid to A-B on shipments totaling 22,900 barrels to 388 distribution points. For the three months ended September 30, 2004, the Margin was paid to A-B on shipments totaling 21,800 barrels to 367 Alliance distribution points. The Margin is reflected as a reduction of sales in the Company’s statement of operations.
     Retail Operations and Other Sales. Sales in the Company’s retail operations and other sales increased $245,000 to $1,753,000 for the quarter ended September 30, 2005 from $1,508,000 for the quarter ended September 30, 2004, primarily the result of an increase in food sales.
     Excise Taxes. Excise taxes increased $69,000 to $947,000 for the third quarter of 2005 compared to $878,000 for the same 2004 period primarily a result of increased shipments. The Company continues to be responsible for federal and state excise taxes for all shipments, including those to Craft Brands and brewed under contract. The comparability of excise taxes as a percentage of net sales is impacted by: average revenue per barrel; the mix of sales in the midwest and eastern United States, sales to Craft Brands, sales of beer brewed on contract basis, pub sales; and the estimated annual average federal and state excise tax rates.

     Cost of Sales. Comparing the third quarter of 2005 to the third quarter of 2004, cost of sales increased 6.9%, or $478,000, but decreased slightly on a per barrel basis. On a per barrel basis, the increase in the cost of packaging (a result of the new packaging design introduced in the western United States markets in May 2005) and an increase in freight costs was offset by a decrease in depreciation and salaries. Despite the Company’s effort in streamlining its shipping relationships in the midwest and eastern United States, increases in fuel surcharges negatively impacted third quarter 2005 results. Based upon the breweries’ combined current production capacity of 93,750 barrels for the quarters ended September 30, 2005 and 2004, the utilization rates were 65.7% and 60.9%, respectively.
     In January 2003, the Company entered into a licensing agreement with Widmer to produce and sell the Widmer Hefeweizen brand in states east of the Mississippi River. Brewing of this product is conducted at the New Hampshire Brewery under the supervision and assistance of Widmer’s brewing staff to insure their brand’s quality and matching taste profile. The term of this agreement is for five years, with an additional one-year automatic renewal unless either party elects to terminate the arrangement. The agreement may be terminated by either party at any time without cause pursuant to 150 days notice. The agreement may be terminated for cause by either party under certain conditions. During the term of this agreement, Redhook will not brew, advertise, market, or distribute any product that is labeled or advertised as a “Hefeweizen” or any similar product in the agreed upon eastern territory. Brewing and selling of Redhook’s Hefe-weizen was discontinued in conjunction with this agreement. This agreement, for the eastern United States only, is expected to increase capacity utilization and has strengthened the Company’s product portfolio. The Company shipped 7,500 and 5,000 barrels of Widmer Hefeweizen during the quarters ended September 30, 2005 and 2004, respectively. A licensing fee of $103,000 and $76,000 due to Widmer is reflected in the Company’s statement of operations for the quarters ended September 30, 2005 and 2004, respectively.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $595,000 to $1,905,000 from expenses of $1,310,000 for the third quarter of 2004, primarily the result of increased sales and marketing costs. Increased spending in the third quarter of 2005 was primarily related to the new label and packaging design to be introduced to eastern and midwest markets in the fourth quarter of 2005 and the addition of sales personnel in eastern markets. Since July 1, 2004, all advertising, marketing and selling costs in the western United States has been the responsibility of Craft Brands.
     Income from Equity Investment in Craft Brands. In accordance with the Craft Brands Operating Agreement, the Company made a $250,000 sales and marketing capital contribution to Craft Brands, which was to be used by Craft Brands for expenses related to the marketing, advertising, and promotion of Redhook products (“Special Marketing Expense”). After giving effect to the allocation of the Special Marketing Expense, which is allocated 100% to Redhook, and giving effect to income attributable to the Kona brand, which is shared differently between the Company and Widmer through 2006, the Operating Agreement dictates that remaining profits and losses of Craft Brands are allocated between the Company and Widmer based on the Cash Flow Percentages of 42% and 58%, respectively. For the quarter ended September 30, 2005, the Company’s share of Craft Brands’ net income totaled $674,000. The entire $250,000 2004 sales and marketing capital contribution made by the Company had been used by Craft Brands in the last half of 2004 and the first quarter of 2005 for designated Special Marketing Expenses and netted against Craft Brands’ profits allocated to the Company during the same period and, therefore, had no impact on the third quarter of 2005 profit allocation. For the third quarter 2004, the Company’s share of Craft Brands’ net income totaled $658,000; this share of Craft Brands’ profit was net of $78,000 of the Special Marketing Expense that had been incurred by Craft Brands during the same period and was fully allocated to the Company.
     Net cash flow of Craft Brands, if any, is generally distributed monthly to the Company based on the Company’s cash flow percentage of 42%. In the third quarter of 2005, the Company received cash distributions of $802,000 representing its share of the net cash flow of Craft Brands compared to cash distributions of $609,000 received in the third quarter 2004.
     Interest Expense. Interest expense was $72,000 for the third quarter of 2005, up from $48,000 for the comparable 2004 period. Higher average interest rates in the third quarter of 2005, partially offset by a declining term loan balance, resulted in an increase in interest expense.

     Other Income (Expense) — Net. Other income (expense) — net decreased by $38,000 to income of $21,000 for the third quarter of 2005 compared to income of $59,000 for the third quarter of 2004. The third quarter of 2005 includes approximately $34,000 in interest income earned on interest-bearing deposits, offset by a net $15,000 loss on disposal of brewing equipment. The third quarter of 2004 includes approximately $10,000 in interest income earned on interest-bearing deposits, and $49,000 of other income primarily consisting of a filing commission from a state taxing authority.
     Income Taxes. The Company’s effective income tax rate was a 6.0% expense for the quarter ended September 30, 2005 and a 3.1% expense for the comparable 2004 period. Both periods’ expense provide for current state taxes.
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
     The following summarizes certain items included in Craft Brands’ statement of operations for the quarter ended September 30, 2005:
     Sales. Craft Brands’ sales totaled $14,888,000 for the third quarter 2005 compared to $13,757,000 for the third quarter of 2004. In addition to selling 33,800 barrels of the Company’s product to wholesalers in the western United States in third quarter 2005 and 34,100 barrels in the third quarter of 2004, Craft Brands also sold Widmer and Kona products. Average wholesale revenue per barrel for all draft products sold by Craft Brands, net of discounts, decreased approximately 6.5% in the third quarter of 2005 as compared to the same quarter in 2004. Average wholesale revenue per barrel for all bottle products sold by Craft Brands, net of discounts, decreased approximately 6.7% in the third quarter of 2005 as compared to the same period in 2004. For the quarter ended September 30, 2005, average wholesale revenue per barrel for all products sold by Craft Brands was 5% higher compared to the average wholesale revenue per barrel on sales to wholesalers by the Company during the same period. Craft Brands’ sales efforts during the third quarter of 2005 included a reduction in discounting on the Company’s products. Craft Brands also pays fees to A-B in connection with sales to A-B that are comparable to fees paid by the Company.
     Cost of Sales. Cost of sales of Craft Brands totaled $10,598,000 for the third quarter 2005 compared to $9,600,000 for the third quarter of 2004. Craft Brands purchases product from the Company and Widmer at a price substantially below historical wholesale pricing levels pursuant to a Supply, Distribution, and Licensing Agreement between Craft Brands and each of the Company and Widmer. Higher shipping costs in the 2005 third quarter contributed to the increase.
     Selling, General and Administrative Expenses. Craft Brands’ selling, general and administrative expenses totaled $2,554,000 for the third quarter 2005 compared to $2,322,000 for the third quarter of 2004 and include all advertising, marketing and promotion efforts for the Redhook, Widmer and Kona brands. During the quarter ended September 30, 2005, Craft Brands focused significant effort on advertising and promotion in conjunction with the second quarter 2005 introduction of new packaging for the Company’s bottled product.
     Net Income. Craft Brands’ net income totaled $1,619,000 for the third quarter 2005 compared to $1,778,000 for the third quarter of 2004. The Company’s share of Craft Brands’ net income totaled $674,000 for the third quarter of 2005 compared to $658,000 for the third quarter of 2004. After giving effect to income attributable to the Kona brand, which is shared differently between the Company and Widmer through 2006, the Operating Agreement dictates that remaining profits and losses of Craft Brands are allocated between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
     The following table sets forth, for the periods indicated, a comparison of certain items from the Company’s Statements of Operations:

	Nine Months Ended
	September 30,		Increase/	%
	2005	2004	(Decrease)	Change
Sales	$26,563,961	29,623,658	$(3,059,697)	(10.3)%
Less Excise Taxes	2,681,531	2,601,464	80,067	3.1

Net Sales	23,882,430	27,022,194	(3,139,764)	(11.6)
Cost of Sales	20,754,426	21,004,133	(249,707)	(1.2)

Gross Profit	3,128,004	6,018,061	(2,890,057)	(48.0)
Selling, General and Administrative Expenses	5,299,473	6,384,759	(1,085,286)	(17.0)
Income from Equity Investment in Craft Brands	1,624,604	657,705	966,899	147.0
Craft Brands Shared Formation Expenses	—	534,628	(534,628)	(100.0)

Operating Income (Loss)	(546,865)	(243,621)	(303,244)	124.5
Interest Expense	198,796	134,732	64,064	47.5
Other Income (Expense) — Net	84,893	82,730	2,163	2.6

Income (Loss) before Income Taxes	(660,768)	(295,623)	(365,145)	123.5
Income Tax Provision (Benefit)	(41,422)	20,000	(61,422)	(307.1)

Net Income (Loss)	$(619,346)	$(315,623)	$(303,723)	96.2

Beer Shipped (in barrels)	174,800	169,200	5,600	3.3%

     Sales. The following factors played a role in the $3,060,000 decline in total sales in the first nine months of 2005 as compared to the first nine months of 2004:
     Shipments. Total Company shipments increased 3.3% during the nine months ended 2005 as compared with the same 2004 period. Total sales volume for the nine months ended September 30, 2005 increased to 174,800 barrels from 169,200 barrels for the same period in 2004, the result of a 14.0% increase in shipments of the Company’s draft products, partially offset by a 3.3% decrease in shipments of its packaged products. Excluding 8,700 barrels and 2,300 barrels of draft beer shipped under a contract brewing arrangement in the first nine months of 2005 and 2004, respectively, shipments of the Company’s draft products increased 4.2% in the nine months ended 2005 and total company shipments decreased 0.5%. Since the mid 1990s, package beer sales have steadily increased as a percentage of total beer sales. The migration toward increasing package sales reversed slightly, though, in the first nine months of 2005 with 58.0% of total shipments being package shipments versus 61.9% in the same nine months of 2004. At September 30, 2005 and 2004, the Company’s products were distributed in 48 states.
     Shipments in the western United States declined 4.7% in the first nine months of 2005 as compared to the same 2004 period but were partially offset by a 5.9% increase in shipments in the midwest and eastern United States. Contributing most significantly to the decline in shipments in the western United States were; a 7.6% decrease in shipments to California; and a 19.7% decrease in shipments to Colorado primarily attributable to a decrease in price discounting. A significant portion of the Company’s sales continue to be in the Pacific Northwest region, which the Company believes is one of the most competitive craft beer markets in the United States, both in terms of number of market participants and consumer awareness. The Company faces extreme competitive pressure in Washington state, which is not only the Company’s largest market but is also its oldest market. From 1997 through 2004, the Company experienced a decline in sales volume in Washington state of approximately 17%. Management believes that the decline can be partially attributable to the relative maturity of the brand in this region and, more recently, the formation of Craft Brands. The Company believes that the beer industry is influenced by individual relationships. The transition to Craft Brands impacted its established wholesaler and retailer relationships which, prior to Craft Brands, had existed for many years. Because the transition to Craft Brands took longer than anticipated, and because nearly all the Company’s sales staff responsible for Washington state left the Company, the Company and Craft Brands have had to re-establish many of these relationships with wholesalers and retailers. During the second quarter of 2005, Craft Brands introduced in the western United States several major marketing initiatives aimed at updating the Redhook brand image, including a proprietary Redhook bottle and new packaging design, combined with a new marketing campaign. Shipments to Washington state decreased by 0.6% in the nine months of 2005 compared to the same 2004 period. Sales have also been impacted by a reduction in the pricing promotions historically offered in these regions.
     For the nine-month period of 2005, sales to Craft Brands represented approximately 55.7% of total shipments, or 97,400 barrels, compared to 20.2% or 34,100 barrels in 2004.
     Pricing and Fees. The Company sells its product at wholesale pricing levels in the midwest and eastern United States, at lower than historical wholesale pricing levels to Craft Brands in the western United States, and at agreed-upon pricing levels for beer brewed on a contract basis.
     The Company continues to sell its product at wholesale pricing levels in the midwest and eastern United States through sales to A-B. Average wholesale revenue per barrel for draft products, net of discounts, increased approximately 5.0% in the nine months of 2005 as compared to the same period in 2004. This increase in pricing accounted for an increase of approximately $301,000 in total sales. Average wholesale revenue per barrel for bottle products, net of discounts, decreased approximately 1.8% in the nine months of 2005 as compared to the same period in 2004. This decrease in pricing accounted for a decrease of approximately $289,000 in total sales. Seldom, if ever, are pricing changes driven by an inflationary period. Instead, pricing changes implemented by the Company generally follow pricing changes initiated by large domestic or import brewing companies. While the Company has implemented modest pricing increases during the past few years, some of the benefit has been offset by competitive promotions and discounting. Additionally, the Company may experience a decline in sales in certain regions following a price increase.
     The Company sells its product to Craft Brands at a price substantially below historical wholesale pricing levels pursuant to a Supply, Distribution and Licensing Agreement with Craft Brands; Craft Brands, in turn, advertises, markets, sells and distributes the product to wholesale outlets in the western United States through a distribution agreement between Craft Brands and A-B. Average revenue per barrel for draft products sold to Craft Brands increased approximately 2.5% in the nine months of 2005 as compared to the same period in 2004. This increase in pricing accounted for an increase of approximately $25,000 in total sales. Average revenue per barrel for bottle products sold to Craft Brands increased approximately 3.6% in the nine months of 2005 as compared to the same period in 2004. This increase in pricing accounted for an increase of approximately $96,000 in total sales. The price charged Craft Brands is generally adjusted annually. Because Craft Brands’ formation did not occur until July 2004, approximately 68,000 barrels sold in the western United States in the first half of 2004 were at historical wholesale pricing levels.
     Average revenue per barrel on beer brewed on a contract basis is at agreed upon pricing levels between the Company and its customers and is generally at a price substantially lower than historical pricing levels.
     In connection with all sales through the Distribution Alliance prior to July 1, 2004, the Company paid a Margin fee to A-B. The July 1, 2004 A-B Distribution Agreement modified the Margin fee structure such that the Margin per barrel shipped increased and is paid on all sales through the new A-B Distribution Agreement. The Margin does not apply to sales to the Company’s retail operations or to dock sales. The Margin also does not apply to the Company’s sales to Craft Brands because Craft Brands pays a comparable fee to A-B on its resale of the product. The A-B Distribution Agreement also provides that the Company shall pay an additional fee on shipments that exceed shipments for the same territory during fiscal 2003. In addition, the Exchange and Recapitalization Agreement provided that the Margin be retroactively increased to the rate provided in the A-B Distribution Agreement for all shipments in June 2004. For the nine-month period ended September 30, 2005, the Margin was paid to A-B on shipments totaling 65,100 barrels to 416 distribution points. For the six months ended June 30, 2004 the Margin was paid to A-B on shipments totaling 84,000 barrels to 495 Alliance distribution points. For the three months ended September 30, 2004, the Margin was paid to A-B on shipments totaling 23,200 barrels to 367 distribution points. The incremental margin on June 2004 shipments was paid on approximately 20,000 barrels. The Margin paid is reflected as a reduction of sales in the Company’s statement of operations.

     Retail Operations and Other Sales. Sales in the Company’s retail operations and other sales increased $410,000 to $4,164,000 for the nine months ended September 30, 2005 from $3,753,000 for same 2004 period, primarily the result of an increase in food sales.
     Excise Taxes. Excise taxes increased $81,000 to $2,682,000 for the first nine months of 2005 compared to $2,601,000 for the same 2004 period, primarily the result of increased 2005 shipments compared to 2004. The Company continues to be responsible for federal and state excise taxes for all shipments, including those to Craft Brands and brewed under contract. The comparability of excise taxes as a percentage of net sales is impacted by: average revenue per barrel; the mix of sales in the midwest and eastern United States, sales to Craft Brands, sales of beer brewed on a contract basis, pub sales; and the estimated annual average federal and state excise tax rates.
     Cost of Sales. Comparing the nine months ended September 30, 2005 and 2004, cost of sales decreased 1.2%, or $250,000, and decreased on a per barrel basis, primarily attributable to a decrease in freight, offset by a slight increase in the cost of new packaging that was introduced in the western United States markets in May 2005. Although the Company experienced an increase in freight on shipments in the midwest and eastern markets during the third quarter of 2005, 2005 year-to-date freight costs declined by nearly 41% as compared to 2004 as the cost of shipping Redhook product in the western United States became the responsibility of Craft Brands in the third quarter of 2004. Based upon the breweries’ combined current production capacity of 281,250 barrels for the nine months ended September 30, 2005 and 2004, the utilization rates were 62.1% and 60.2%, respectively.
     In January 2003, the Company entered into a licensing agreement with Widmer to produce and sell the Widmer Hefeweizen brand in states east of the Mississippi River. Brewing of this product is conducted at the New Hampshire Brewery under the supervision and assistance of Widmer’s brewing staff to insure their brand’s quality and matching taste profile. The Company shipped 19,800 and 14,200 barrels of Widmer Hefeweizen during the nine months ended September 30, 2005 and 2004, respectively. A licensing fee of $260,000 and $204,000 due to Widmer is reflected in the Company’s statement of operations for the nine months ended September 30, 2005 and 2004, respectively.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1,085,000 to $5,299,000 from expenses of $6,385,000 for the first nine months of 2004, significantly impacted by the formation of Craft Brands. A significant reduction in advertising, marketing and selling costs in the western United States following the transition to Craft Brands was somewhat offset by an increase in promotional spending and sales salaries in midwest and eastern markets during the third quarter of 2005. While the Company and Widmer sought the regulatory approval required for Craft Brands to become fully operational, they agreed to share certain sales-related costs, primarily salaries and overhead. The Company’s share of those costs totaled $554,000 for the nine months ended September 30, 2004 and is reflected in the Company’s statement of operations as selling, general and administrative expenses.
     Income from Equity Investment in Craft Brands. In accordance with the Craft Brands Operating Agreement, the Company made a $250,000 sales and marketing capital contribution to Craft Brands, which was to be used by Craft Brands for expenses related to the Special Marketing Expense. After giving effect to the allocation of the Special Marketing Expense, which is allocated 100% to Redhook, and giving effect to income attributable to the Kona brand, which is shared differently between the Company and Widmer through 2006, the Operating Agreement dictates that remaining profits and losses of Craft Brands are allocated between the Company and Widmer based on the Cash Flow Percentages of 42% and 58%, respectively. For the nine months ended September 30, 2005, the Company’s share of Craft Brands’ net income totaled $1,625,000. This share of Craft Brands’ profit was net of $135,000 of the Special Marketing Expense that had been incurred by Craft Brands during the same period and was fully allocated to the Company. As of September 30, 2005, the entire $250,000 2004 marketing capital contribution made by the Company had been used by Craft Brands for designated Special Marketing Expenses and netted against Craft Brands’ 2004 and 2005 profits allocated to the Company. For the nine months ending September 30, 2004, the Company’s share of Craft Brands’ net income totaled $658,000 and was net of $78,000 of the Special Marketing Expense that had been incurred by Craft Brands during the same period and was fully allocated to the Company.

     Net cash flow of Craft Brands, if any, is generally distributed monthly to the Company based on the Company’s cash flow percentage of 42%. In the first nine months of 2005, the Company received cash distributions of $1,940,000, of which $335,000 related to 2004 earnings, representing its share of the net cash flow of Craft Brands compared to cash distributions of $609,000 received in 2004.
     Craft Brands Shared Formation Expenses. In conjunction with the formation of Craft Brands, both the Company and Widmer incurred certain start-up expenses, including severance expenses and legal fees. The Company’s operating income (loss) for the nine months ended September 30, 2004 reflects $535,000 attributable to the Company’s share of these expenses.
     Interest Expense. Interest expense was $199,000 for the first nine months of 2005, up from $135,000 for the comparable 2004 period. Higher average interest rates in the first nine months of 2005, partially offset by a declining term loan balance, resulted in an increase in interest expense.
     Other Income (Expense) — Net. Other income (expense) — net increased by $2,000 to income of $85,000 for the first nine months of 2005 compared to income of $83,000 for the first nine months of 2004. The nine-month period of 2005 includes approximately $81,000 in interest income earned on interest-bearing deposits, offset by a net $15,000 loss on disposal of brewing equipment. The nine-month period of 2004 includes approximately $24,000 in interest income earned on interest-bearing deposits, and $59,000 of other income primarily consisting of a filing commission from a state taxing authority.
     Income Taxes The Company’s effective income tax rate was a 6.3% benefit for the nine months ended September 30, 2005 as compared to a 6.8% expense for the nine-month 2004 period. The $41,000 benefit reflects a $70,000 reduction in the Company’s valuation allowance, offset by a provision for current state taxes. In the first nine months of 2004, the Company increased the valuation allowance to fully cover net tax operating loss carryforwards and other net deferred tax assets that were generated during the period. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically certain federal and state NOLs that may expire before the Company is able to utilize the tax benefit. Realization of the benefit is dependent on the Company’s ability to generate future U.S. taxable income. To the extent that the Company continues to be unable to generate adequate taxable income in future periods, the Company will not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering potentially expiring NOLs.
Craft Brands Alliance LLC
     The following summarizes certain items included in Craft Brands’ statement of operations for the nine-month period ended September 30, 2005:
     Sales. Craft Brands’ sales totaled $42,598,000 for the nine months ended September 30, 2005. In addition to selling 97,400 barrels of the Company’s product to wholesalers in the western United States, Craft Brands also sold Widmer and Kona products. For the nine months ended September 30, 2005, average wholesale revenue per barrel for all products sold by Craft Brands was slightly higher than average wholesale revenue per barrel on sales by the Company to wholesalers during the same period. Craft Brands’ sales efforts during the first nine months of 2005 included a reduction in discounting on the Company’s products. Craft Brands also pays fees to A-B in connection with sales to A-B that are comparable to fees paid by the Company.
     Cost of Sales. Cost of sales of Craft Brands totaled $30,086,000 for the nine months ended September 30, 2005. Craft Brands purchases product from the Company and Widmer at prices substantially below wholesale pricing levels pursuant to a Supply, Distribution, and Licensing Agreement between Craft Brands and each of the Company and Widmer. Craft Brands has realized improvement in its average freight cost per barrel over the Company’s historical costs, largely a result of synergies created by negotiating its shipping relationships as a single larger entity.
     Selling, General and Administrative Expenses. Craft Brands’ selling, general and administrative expenses totaled $7,947,000 for the nine months ended September 30, 2005, reflecting all advertising, marketing and promotion efforts for the Redhook, Widmer and Kona brands. During the nine-month period ended September

30, 2005, Craft Brands focused significant effort on advertising and promotion in conjunction with the second quarter 2005 introduction of new packaging for the Company’s bottled product. Selling, general and administrative expenses of Craft Brands for the nine months ended September 30, 2005 includes approximately $135,000 designated as Special Marketing Expense. As of September 30, 2005, the entire $250,000 2004 sales and marketing capital contribution made by the Company had been used by Craft Brands for designated Special Marketing Expenses and netted against Craft Brands’ 2004 and 2005 profits allocated to the Company.
     Net Income. Craft Brands’ net income totaled $4,222,000 for the nine months ended September 30, 2005. The Company’s share of Craft Brands’ net income totaled $1,625,000. After giving effect to the allocation of the Special Marketing Expense, which is allocated 100% to Redhook, and giving effect to income attributable to the Kona brand, which is shared differently between the Company and Widmer through 2006, the Operating Agreement dictates that remaining profits and losses of Craft Brands are allocated between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively.
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
     The Company had $5,321,000 and $5,590,000 of cash and cash equivalents at September 30, 2005 and December 31, 2004, respectively. At September 30, 2005, the Company had working capital of $4,859,000. The Company’s long-term debt as a percentage of total capitalization (long-term debt and common stockholders’ equity) was 7.99% at September 30, 2005 compared to 8.4% at December 31, 2004. Cash provided by operating activities declined to $417,000 for the nine months ended September 30, 2005, compared to $1,547,000 for the nine-month 2004 period, attributable to an $881,000 payment to A-B for refundable pallet deposits and timing of collection of accounts receivable.
     During the nine months ended September 30, 2005, the Company’s capital expenditures totaled $416,000, including approximately $120,000 related to improvements to the Washington Brewery bottling line to accommodate the new packaging and bottle, $81,000 for upgrades to the Company’s information technology system and $67,000 related to a New Hampshire Brewery chiller. Capital expenditures for fiscal year 2005 are expected to total approximately $476,000, primarily for brewing equipment and an upgrade to the Company’s information technology system.
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
     The Term Loan is secured by substantially all of the Company’s assets. Since June 5, 2002, interest on the Term Loan has accrued at London Inter Bank Offered Rate (“LIBOR”) plus 1.75%. The Company has the option to fix the applicable interest rate for up to twelve months by selecting LIBOR for one- to twelve- month periods as a base. As of September 30, 2005, there was $5.3 million outstanding on the Term Loan, and the Company’s one-month LIBOR-based borrowing rate was 5.2%. The termination of the A-B Distribution Agreement for any reason would constitute an event of default under the credit agreement and the bank may declare the entire outstanding loan balance immediately due and payable. If this were to occur, the Company could seek to refinance its Term Loan with one or more banks or obtain additional equity capital; however, there can be no assurance the Company would be able to access additional capital to meet its needs or that such additional capital would be at commercially reasonable terms.

     The terms of the credit agreement require the Company to meet certain financial covenants. The Company was in compliance with all covenants for the quarter ended September 30, 2005 and expects that it will remain in compliance with its debt covenants for the next twelve months. In December 2001, March 2003, February 2004 and October 2004, the credit agreement was amended to modify several financial covenants. These revisions have reduced the likelihood that a violation of the covenants by the Company will occur in the future; however, if the Company were to report a significant net loss for one or more quarters within a time period covered by the financial covenants, one or more of the covenants would be negatively impacted and could result in a violation. Failure to meet the covenants required by the credit agreement is an event of default and, at its option, the bank could deny a request for a waiver and declare the entire outstanding loan balance immediately due and payable. In such a case, the Company would seek to refinance the loan with one or more banks, potentially at less desirable terms. However, there can be no guarantee that additional financing would be available at commercially reasonable terms, if at all.
     The following table summarizes the financial covenants required by the Term Loan and the Company’s current level of compliance with these covenants:

	Required by	Quarter Ended
	Term Loan	September 30, 2005
	Greater than
Tangible Net Worth	$60,000,000	$60,891,177
Capital Ratio	Less than: 1.25:1	0.20:1
	Greater than
Working Capital	$1,900,000	$4,858,733
Fixed Charge Coverage Ratio	Greater than 1.15:1	1.754:1
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

     Craft Brands Alliance LLC. As discussed above, Craft Brands advertises, markets, sells and distributes the Company’s and Widmer’s products in the western United States. The Company believes that the combined sales and marketing organization will create synergies and capitalize on both companies’ sales and marketing experience and complementary product portfolios. The Company anticipates that the joint organization will positively impact sales volume and decrease the Company’s selling, general and administrative expenses. The Company has recognized income totaling $1.6 million in the first nine months of 2005 and $1.1 million in the last six months of 2004 from its investment in Craft Brands. However, Craft Brands has only been operational since July 2004 and predicting future benefits from Crafts Brands is difficult. There can be no assurance that the Company will see any further or anticipated benefits from the joint venture.
     In conjunction with the formation of Craft Brands, both the Company and Widmer incurred certain start-up expenses, including severance expenses and legal fees. The Company’s operating loss for the nine months ended September 30, 2004 reflects $535,000 attributable to the Company’s share of these start-up expenses. Additionally, during the period March 15, 2004 through September 30, 2004, while the companies sought the regulatory approval required for Craft Brands to become fully operational, the Company and Widmer agreed to share certain sales-related costs, primarily salaries and overhead. The Company’s share of those costs totaled $554,000 for the nine months ended September 30, 2004 and are reflected in the Company’s statement of operations as selling, general and administrative expenses.
     Dependence on Distributors. The Company relies heavily on distributors, most of which are independent wholesalers, for the sale of its products to retailers. The Company’s most significant wholesaler, K&L Distributors, Inc., accounted for approximately 12% of the Company’s shipments in the first nine months of 2005. A disruption of the Company’s, Craft Brands’, the wholesalers’ or A-B’s ability to distribute products efficiently due to any significant operational problems, such as wide-spread labor union strikes, the loss of K&L Distributors as a customer, or the termination of the A-B Distribution Agreement or the Supply and Distribution Agreement with Craft Brands could have a material adverse impact on the Company’s sales and results of operations.
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
     Dependence on Sales in Washington State. A significant portion of the Company’s shipments continue to be in the Pacific Northwest region, which the Company believes is one of the most competitive craft beer markets in the United States, both in terms of number of market participants and consumer awareness. The Company faces extreme competitive pressure in Washington state, which is not only the Company’s largest market but is also its oldest market. From 1997 through 2004, the Company experienced a decline in sales volume in Washington state of approximately 17%, significantly impacted by a 12% decline in 2004 volume over 2003 volume. Washington state shipments declined 0.6% in the first nine months of 2005 compared to 2004. The Company believes that the Pacific Northwest, and Washington state in particular, offers significant competition to its products, not only from other craft brewers but also from the growing wine market and from flavored alcohol beverages. This intense competition is magnified because the Company’s brand is viewed as being relatively mature. Recent focus studies have indicated that, while the Company’s brand does possess brand awareness among target consumers, it also appears to not attract key consumers who seem to be more interested in experimenting with new products. These recent focus studies resulted in Craft Brands focusing its 2005 marketing efforts on the Pacific Northwest market in an effort to stimulate demand. During the second quarter of 2005, Craft Brands introduced in the western United States several major marketing initiatives aimed at updating the Redhook brand image, including a proprietary Redhook bottle and new packaging design, combined with a new marketing campaign. In addition, shipments in Washington state in late 2003, all of 2004 and early 2005 appear to have been significantly impacted by the formation of Craft Brands. Management believes that the beer industry is influenced, both positively and negatively, by individual relationships. In Washington state, where some of those relationships had existed for many years, the formation of Craft Brands appears to have had some short-term negative impact on those relationships. Some of the Company’s relationships with wholesalers and retailers suffered as a result of the transition to Craft Brands. The transition took longer than anticipated and nearly all Company sales staff responsible for the Washington state market left the Company. While the Company believes that the Craft Brands sales staff is re-establishing those relationships and that sales of the Company’s products will stabilize, the process is expected to take some time. However, there can be no assurance that the Company will see any anticipated benefits from these efforts.
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
     Advertising and Promotional Costs. The Company directly manages its co-op advertising and promotion program and limited media advertising in the midwest and eastern United States, and the Craft Brands joint sales and marketing organization serves the operations of Redhook and Widmer in the western United States by advertising, marketing, selling and distributing both companies’ products to wholesale outlets. Similar to the Company, Craft Brands promotes its products through a variety of advertising programs with its wholesalers; through training and education of wholesalers and retailers; through promotions at local festivals, venues, and pubs; by utilizing the pubs located at the Company’s two breweries; and through price discounting. Management believes that, in addition to achieving certain synergies, Craft Brands capitalizes on both companies’ sales and marketing skills and complementary product portfolios. The Company believes that the combination of the two brewers’ complementary brand portfolios, led by one focused sales and marketing organization, will not only deliver financial benefits, but will also deliver greater impact at the point of sale. However, Craft Brands has only been operational since July 2004, and predicting future benefits from Crafts Brands is difficult. There can be no assurance that the Company will see any further or anticipated benefits from the joint venture. In the midwest and eastern United States, the Company expects to continue to participate in co-op advertising and promotion programs and limited media, but market and competitive considerations could require an increase in spending in these programs.
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
     The Company did not have any derivative financial instruments as of September 30, 2005.
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

REDHOOK ALE BREWERY, INCORPORATED
November 10, 2005	BY: /s/ David J. Mickelson
David J. Mickelson
Executive Vice President, Chief Financial Officer and Chief Operating Officer

November 10, 2005	BY: /s/ Lorri L. Jones
Lorri L. Jones
Controller and Treasurer, Principal Accounting Officer