Form 10-Q/A
period 2005-03-31
REDHOOK ALE BREWERY INC
filed 2006-03-31
CIK 892222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

On March 23, 2006, Redhook Ale Brewery, Incorporated (the “Company”) filed a Current Report on Form 8-K with the Securities and Exchange Commission (“SEC”), announcing that it would be restating previously reported financial statements to correct an error as of and for the year ended December 31, 2004. As more fully described in Note 2 to the Financial Statements included in this Amendment No. 1 to Quarterly Report on Form 10-Q/A, the Company inadvertently overstated its net operating loss carryforwards (“NOLs”) with the state of New Hampshire by recording NOLs in excess of limits prescribed by state law, leading to an understatement of the Company’s income tax provision and an overstatement of the Company’s deferred tax asset, which was netted against the Company’s deferred income tax liability on the Company’s balance sheet. This Amendment No. 1 to Form 10-Q/A (“Amendment”) amends the Quarterly Report on Form 10-Q for the quarter end March 31, 2005, as filed on May 16, 2005 (“Original Filing”), to reflect the impact of the restatement on retained earnings and deferred income taxes on the balance sheet dated March 31, 2005.

Except as required to reflect the effects of the restatement for the item above, no additional modifications or updates in this Amendment have been made to the Original Filing on Form 10-Q. Information not affected by the restatement remains unchanged and reflects the disclosures made at the time of the Original Filing. This Amendment does not describe other events occurring after the original filing, including exhibits, or modify or update those disclosures affected by subsequent events. This Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing, as information in such reports and documents may update or supersede certain information contained in this Amendment. Accordingly, this Amendment only amends and restates Items 1, 2 and 4 of Part I of the Original Filing, in each case, solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby. Additionally, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently dated certifications of the Chief Executive Officer and Chief Financial Officer. As required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, the certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2.

REDHOOK ALE BREWERY, INCORPORATED

FORM 10-Q/A

For The Quarterly Period Ended March 31, 2005

PART 1.

ITEM 1. Financial Statements

REDHOOK ALE BREWERY, INCORPORATED

BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2005	2004
	(Restated; See Note 2)	(Restated; See Note 2)
ASSETS
Current Assets:
Cash and Cash Equivalents	$5,070,425	$5,589,621
Accounts Receivable	1,574,220	1,123,475
Trade Receivable from Craft Brands Alliance LLC	865,793	398,707
Inventories	3,224,872	3,000,309
Other	508,830	506,328

Total Current Assets	11,244,140	10,618,440
Fixed Assets, Net	62,304,428	63,018,806
Receivable from Craft Brands Alliance LLC	—	277,144
Investment in Craft Brands Alliance LLC	169,381	192,857
Other Assets	19,258	20,977

Total Assets	$73,737,207	$74,128,224

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,090,244	$1,815,380
Trade Payable to Craft Brands Alliance LLC	730,295	431,089
Accrued Salaries, Wages and Payroll Taxes	1,038,207	1,220,248
Refundable Deposits	2,657,145	2,526,088
Other Accrued Expenses	498,106	515,123
Current Portion of Long-Term Debt	450,000	450,000

Total Current Liabilities	7,463,997	6,957,928

Long-Term Debt, Net of Current Portion	5,062,500	5,175,000

Deferred Income Taxes, Net	699,798	769,798

Other Liabilities	81,129	64,903

Commitments

Common Stockholders’ Equity:
Common Stock, Par Value $0.005 per Share, Authorized, 50,000,000 Shares; Issued and Outstanding, 8,188,859 Shares in 2005 and 8,188,199 Shares in 2004	40,944	40,941
Additional Paid-In Capital	68,763,039	68,761,766
Retained Earnings (Deficit)	(8,374,200)	(7,642,112)

Total Common Stockholders’ Equity	60,429,783	61,160,595

Total Liabilities and Common Stockholders’ Equity	$73,737,207	$74,128,224

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

As more fully described in Note 2, the Company determined that the financial statements and the disclosures in the notes thereto for the three months ended March 31, 2005 contained in the Quarterly Report on Form 10-Q filed on May 16, 2005, require restatement. All amounts disclosed in the footnotes to the financial statements have been appropriately restated.

2. Restatement of Financial Statements

The Company has restated its previously reported financial statements to correct an error as of and for the year ended December 31, 2004. The Company inadvertently overstated its net operating tax loss carryforwards (“NOLs”) with the state of New Hampshire by recording NOLs in excess of limits prescribed by state law. This error resulted in an understatement of the Company’s income tax provision for the quarter and year ended December 31, 2004 and an overstatement of the Company’s deferred tax asset, which is netted against the Company’s deferred income tax liability on the Company’s balance sheet. This Amendment No. 1 to Form 10-Q/A amends the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 to reflect the impact of the restatement on retained earnings and deferred income taxes on the balance sheet dated March 31, 2005. The $301,000 restatement adjustment for the quarter ended December 31, 2004 affected the following items in the Company’s balance sheets as of March 31, 2005 and December 31, 2004, respectively:

	As of March 31, 2005
	As Previously Reported	As Restated
Deferred Income Taxes, Net	$398,798	$699,798
Retained Earnings (Deficit)	(8,073,200)	(8,374,200)
Total Common Stockholders’ Equity	60,730,783	60,429,783
Total Liabilities and Common Stockholders’	73,737,207	73,737,207
Equity

	As of December 31, 2004
	As Previously Reported	As Restated
Deferred Income Taxes, Net	$468,798	$769,798
Retained Earnings (Deficit)	(7,341,112)	(7,642,112)
Total Common Stockholders’ Equity	61,461,595	61,160,595
Total Liabilities and Common Stockholders’	74,128,224	74,128,224
Equity

3. Inventories

     Inventories consist of the following:

	March 31,	December 31,
	2005	2004
Raw materials	$1,296,606	$1,122,290
Work in process	885,647	833,846
Finished goods	418,314	350,543
Promotional merchandise	442,721	480,338
Packaging materials	181,584	213,292

	$3,224,872	$3,000,309

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

     During the formation of Craft Brands in 2004, both the Company and Widmer incurred certain start-up expenses, including severance expenses and legal fees. The Company’s operating loss for the quarter ended March 31, 2004 reflects $407,000 attributable to the Company’s share of these start-up expenses. Additionally, during the period March 15, 2004 through June 30, 2004, while the companies sought the regulatory approval

\

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

Critical Accounting Policies and Estimates (Restated; See Note 2)

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

     Income Taxes. The Company records federal and state income taxes in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 109, Accounting for Income Taxes. Deferred income taxes or tax benefits reflect the tax effect of temporary differences between the amounts of assets and liabilities for financial reporting purposes and amounts as measured for tax purposes. The Company will establish a valuation allowance if it is more likely than not that these items will either expire before the Company is able to realize their benefits or that future deductibility is uncertain. The valuation allowance is reviewed and adjusted on a quarterly basis based on management’s assessment of the realizability of the deferred tax assets. As of December 31, 2004, the Company had approximately $11.6 million of deferred tax assets, comprised principally of federal net operating loss carryforwards (“NOLs”) that expire from 2012 through 2024 and state NOLs that expire through 2019. The recognition of these assets is dependent upon estimates of future taxable income resulting from future reversals of existing taxable temporary differences, which have been recorded as deferred tax liabilities and exceed the deferred tax assets. As of December 31, 2004, the Company also had a valuation allowance of $1,154,000, reflected as a reduction of the Company’s deferred tax assets on its balance sheet. The Company established the valuation allowance in 2002 and increased the balance in 2003 and 2004. The Company reduced the valuation allowance by $70,000 in the first three months of 2005. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically certain federal and state NOL carryforwards, that may expire before the Company is able to utilize the tax benefit. Realization of the benefit is dependent on the Company’s ability to generate future U.S. taxable income. To the extent that the Company is unable to generate adequate taxable income in the future, the Company may not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering expiring NOLs.

The Company has restated its previously reported financial statements to correct an error as of and for the year ended December 31, 2004. The Company inadvertently overstated its net operating tax loss carryforwards (“NOLs”) with the state of New Hampshire by recording NOLs in excess of limits prescribed by state law. This error resulted in an understatement of the Company’s income tax provision for the quarter and year ended December 31, 2004 and an overstatement of the Company’s deferred tax asset, which is netted against the Company’s deferred income tax liability on the Company’s balance sheet.

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

     The following table summarizes the financial covenants required by the Term Loan and the Company’s current level of compliance with these covenants:

	Required by	Quarter Ended
	Term Loan	March 31, 2005
(Restated; See Note 2)
Tangible Net Worth	Greater than $60,000,000	$60,410,524
Capital Ratio	Less than: 1.25:1	0.22:1
Working Capital	Greater than $1,900,000	$ 3,780,143
Fixed Charge Coverage Ratio	Greater than 1.15:1	3.388:1

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

     Income Tax Benefits. As of December 31, 2004, the Company had approximately $11.6 million of deferred tax assets, comprised principally of federal net operating loss carryforwards that expire from 2012 through 2024 and state NOLs that expire through 2019. Federal NOLs, generally permitted to be carried forward no more than 20 years, and state NOLs, generally permitted to be carried forward 5 to 15 years, can be used to offset regular tax liabilities in future years. The recognition of these assets is dependent upon estimates of future taxable income resulting from future reversals of existing taxable temporary differences, which have been recorded as deferred tax liabilities and exceed the deferred tax assets. As of December 31, 2004, the Company also had a valuation allowance of $1,154,000, reflected as a reduction of the Company’s deferred tax assets on its balance sheet. The Company established the valuation allowance in 2002 and increased the balance in 2003 and 2004. The Company reduced the valuation allowance by $70,000 in the first three months of 2005. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically certain federal and state NOL carryforwards that may expire before the Company is able to utilize the tax benefit. Realization of the benefit is dependent on the Company’s ability to generate future U.S. taxable income. To the extent that the Company is unable to generate adequate taxable income in the future, the Company may not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering expiring NOLs.

The Company has restated its previously reported financial statements to correct an error as of and for the year ended December 31, 2004. The Company inadvertently overstated its net operating tax loss carryforwards (“NOLs”) with the state of New Hampshire by recording NOLs in excess of limits prescribed by state law. This error resulted in an understatement of the Company’s income tax provision for the quarter and year ended December 31, 2004 and an overstatement of the Company’s deferred tax asset, which is netted against the Company’s deferred income tax liability on the Company’s balance sheet.

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

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Although the Company has restated previously reported financial statements to correct an error as of and for the year ended December 31, 2004, the Chief Executive Officer and Chief Financial Officer have concluded that the restatement does not indicate a deficiency in the Company’s disclosure controls and procedures. As a result of the restatement, management considered the effectiveness of the disclosure controls and procedures in place with respect to the tax accounting process. Management believes that key controls were in place and the disclosure controls were functioning properly but, because the circumstances surrounding the error were unusual and infrequent, the error was not identified in a timely manner. Management believes that this error was isolated.

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

REDHOOK ALE BREWERY, INCORPORATED

March 31, 2006	BY: /s/ David J. Mickelson

David J. Mickelson
President,
Chief Financial Officer and
Chief Operating Officer

March 31, 2006	BY: /s/ Lorri L. Jones

Lorri L. Jones
Treasurer,
Principal Accounting Officer