Form 10-Q/A
period 2005-06-30
REDHOOK ALE BREWERY INC
filed 2006-03-31
CIK 892222

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

Explanatory Note
On March 23, 2006, Redhook Ale Brewery, Incorporated (the “Company”) filed a Current Report on Form 8-K with the Securities and Exchange Commission (“SEC”), announcing that it would be restating previously reported financial statements to correct an error as of and for the year ended December 31, 2004. As more fully described in Note 2 to the Financial Statements included in this Amendment No. 1 to Quarterly Report on Form 10-Q/A, the Company inadvertently overstated its net operating loss carryforwards (“NOLs”) with the state of New Hampshire by recording NOLs in excess of limits prescribed by state law, leading to an understatement of the Company’s income tax provision and an overstatement of the Company’s deferred tax asset, which was netted against the Company’s deferred income tax liability on the Company’s balance sheet. This Amendment No. 1 to Form 10-Q/A (“Amendment”) amends the Quarterly Report on Form 10-Q for the quarter end June 30, 2005, as filed on August 15, 2005 (“Original Filing”), to reflect the impact of the restatement on retained earnings and deferred income taxes on the balance sheet dated June 30, 2005.
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
REDHOOK ALE BREWERY, INCORPORATED
FORM 10-Q/A
For The Quarterly Period Ended June 30, 2005

PART I.
ITEM 1. Financial Statements
REDHOOK ALE BREWERY, INCORPORATED
BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2005	2004
	(Restated; See Note 2)	(Restated; See Note 2)
ASSETS
Current Assets:
Cash and Cash Equivalents	$4,364,278	$5,589,621
Accounts Receivable	2,564,037	1,123,475
Trade Receivable from Craft Brands	1,068,124	398,707
Inventories	3,257,116	3,000,309
Other	466,964	506,328

Total Current Assets	11,720,519	10,618,440
Fixed Assets, Net	61,725,163	63,018,806
Receivable from Craft Brands	—	277,144
Investment in Craft Brands	283,490	192,857
Other Assets	15,553	20,977

Total Assets	$73,744,725	$74,128,224

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,589,701	$1,815,380
Trade Payable to Craft Brands	513,121	431,089
Accrued Salaries, Wages and Payroll Taxes	1,226,002	1,220,248
Refundable Deposits	2,037,806	2,526,088
Other Accrued Expenses	417,245	515,123
Current Portion of Long-Term Debt	450,000	450,000

Total Current Liabilities	7,233,875	6,957,928

Long-Term Debt, Net of Current Portion	4,950,000	5,175,000

Deferred Income Taxes, Net	699,798	769,798

Other Liabilities	97,354	64,903

Commitments
Common Stockholders’ Equity:
Common Stock, Par Value $0.005 per Share, Authorized, 50,000,000 Shares; Issued and Outstanding, 8,215,159 Shares in 2005 and 8,188,199 Shares in 2004	41,076	40,941
Additional Paid-In Capital	68,813,651	68,761,766
Retained Earnings (Deficit)	(8,091,029)	(7,642,112)

Total Common Stockholders’ Equity	60,763,698	61,160,595

Total Liabilities and Common Stockholders’ Equity	$73,744,725	$74,128,224

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
As more fully described in Note 2, the Company determined that the financial statements and the disclosures in the notes thereto for the quarter ended June 30, 2005 contained in the Quarterly Report on Form 10-Q filed on August 15, 2005, require restatement. All amounts disclosed in the footnotes to the financial statements have been appropriately restated.
2. Restatement of Financial Statements
The Company has restated its previously reported financial statements to correct an error as of and for the year ended December 31, 2004. The Company inadvertently overstated its net operating tax loss carryforwards (“NOLs”) with the state of New Hampshire by recording NOLs in excess of limits prescribed by state law. This error resulted in an understatement of the Company’s income tax provision for the quarter and year ended December 31, 2004 and an overstatement of the Company’s deferred tax asset, which is netted against the Company’s deferred income tax liability on the Company’s balance sheet. This Amendment No. 1 to Form 10-Q/A amends the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 to reflect the impact of the restatement on retained earnings and deferred income taxes on the balance sheet dated June 30, 2005. The $301,000 restatement adjustment for the quarter ended December 31, 2004 affected the following items in the Company’s balance sheets as of June 30, 2005 and December 31, 2004, respectively:

	As of June 30, 2005
	As
	Previously	As
	Reported	Restated
Deferred Income Taxes, Net	$398,798	$699,798
Retained Earnings (Deficit)	(7,790,029)	(8,091,029)
Total Common Stockholders’ Equity	61,064,698	60,763,698
Total Liabilities and Common Stockholders’ Equity	73,744,725	73,744,725

	As of December 31, 2004
	As
	Previously	As
	Reported	Restated
Deferred Income Taxes, Net	$468,798	$769,798
Retained Earnings (Deficit)	(7,341,112)	(7,642,112)
Total Common Stockholders’ Equity	61,461,595	61,160,595
Total Liabilities and Common Stockholders’ Equity	74,128,224	74,128,224
3. Inventories
     Inventories consist of the following:

	June 30,	December 31,
	2005	2004
Raw materials	$1,263,547	$1,122,290
Work in process	850,312	833,846
Finished goods	577,025	350,543
Promotional merchandise	428,503	480,338
Packaging materials	137,729	213,292

	$3,257,116	$3,000,309

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
     The following table summarizes the financial covenants required by the Term Loan and the Company’s current level of compliance with these covenants:

	Required by	Quarter Ended
	Term Loan	June 30, 2005
		(Restated; See Note 2)
Tangible Net Worth	Greater than $60,000,000	$60,748,145
Capital Ratio	Less than: 1.25:1	0.21:1
Working Capital	Greater than $1,900,000	$4,486,645
Fixed Charge Coverage Ratio	Greater than 1.15:1	3.098:1
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