Form 10-K
period 2005-12-31
REDHOOK ALE BREWERY INC
filed 2006-03-31
CIK 892222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
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
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. Check one:
      Large Accelerated Filer ☐                    Accelerated Filer ☐                    Non-accelerated Filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of the Common Stock held by non-affiliates of the registrant as of the last day of the registrant’s most recently completed second quarter on June 30, 2005 (based upon the closing sale price of the registrant’s Common Stock, as reported by The Nasdaq Stock Market) was $16,160,927. (1)
      The number of shares of the registrant’s Common Stock outstanding as of March 17, 2006 was 8,228,339.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s Proxy Statement relating to the registrant’s 2006 Annual Meeting of Stockholders to be held on May 23, 2006 are incorporated by reference into Part III of this Report.

(1)	Excludes shares held of record on that date by directors and executive officers and greater than 10% shareholders of the registrant. Exclusion of such shares should not be construed to indicate that any such person directly or indirectly possesses the power to direct or cause the direction of the management of the policies of the registrant.

Explanatory Note
      On March 23, 2006, Redhook Ale Brewery, Incorporated (the “Company”) filed a Current Report on Form 8-K with the Securities and Exchange Commission, announcing that it would be restating previously reported financial statements to correct an error as of and for the year ended December 31, 2004. As more fully described in Note 2 to the Financial Statements included in this Annual Report on Form 10-K, the Company inadvertently overstated its net operating tax loss carryforwards (“NOLs”) with the state of New Hampshire by recording NOLs in excess of limits prescribed by state law, leading to an understatement of the Company’s income tax provision and an overstatement of the Company’s deferred tax asset, which was netted against the Company’s deferred income tax liability on the Company’s balance sheet. The disclosure in Items 6, 7 and 8 of this Annual Report on Form 10-K reflects correction of this overstatement.

REDHOOK ALE BREWERY, INCORPORATED
FORM 10-K

i

PART I.

Item 1.	Business
      Redhook Ale Brewery, Incorporated (“Redhook” or the “Company”) has been an independent brewer of craft beers in the United States since the Company’s formation in 1981 and is considered to be one of the pioneers of the domestic craft brewing segment. Redhook produces its specialty bottled and draft products in two Company-owned breweries, one in the Seattle suburb of Woodinville, Washington (the “Washington Brewery”) and the other in Portsmouth, New Hampshire (the “New Hampshire Brewery”). By operating its own small-batch breweries, the Company believes that it is better able to control the quantities, types and flavors of beer produced, while optimizing the quality and consistency of its products. Management believes that the Company’s production capacity is of high quality and that Redhook is the only domestic craft brewer that owns and operates substantial production facilities in both the western region and eastern region of the United States.
      The Company currently produces nine styles of beer, marketed under distinct brand names. The Company’s flagship brand is Redhook ESB and its other principal products include Redhook India Pale Ale (IPA), Redhook Blonde Ale, Blackhook Porter, Chinook Copper Ale, and its seasonal offerings Redhook Nut Brown Ale, Redhook Sunrye, Autumn Ale and Winterhook. The Company also produces and sells Widmer Hefeweizen in the midwest and eastern United States under a 2003 licensing agreement with Widmer Brothers Brewing Company (“Widmer”). In addition to its principal products, the Company periodically develops and markets new products to test and measure consumer response to varying styles and flavors.
      Since July 2004, the Company has distributed its products in the western United States through Craft Brands Alliance LLC (“Craft Brands”), a joint venture between the Company and Widmer. See “Product Distribution — Relationship with Craft Brands Alliance LLC” below. In the midwest and eastern United States, the Company has continued to distribute its products through a distribution agreement with Anheuser-Busch, Incorporated (“A-B”). See “Product Distribution — Relationship with Anheuser-Busch, Incorporated” below.
Industry Background
      The Company is a brewer in the relatively small craft brewing segment of the United States brewing industry. The domestic beer market is comprised of ales and lagers produced by large domestic brewers, international brewers and craft brewers. Although 2005 production and 2004 production of craft beer is estimated by industry sources to have increased by approximately 9% and 7%, respectively, over the previous year’s production, the share of the domestic beer sales market held by the craft beer segment remains small. Craft beer shipments in 2005, 2004 and 2003 were approximately 3.5%, 3.2% and 3.2%, respectively, of total beer shipped in the United States. Approximately 7.11 million, 6.53 million and 6.56 million barrels were shipped in the U.S. by the craft beer segment during 2005, 2004 and 2003, while total beer sold in the U.S., including imported beer, was approximately 205.5 million, 206.1 million and 204.0 million barrels, respectively. The number of craft brewers in the U.S. grew dramatically between 1994 and 2000, increasing from 627 participants at the end of 1994 and peaking at nearly 1,500 in 2000. At the end of 2005, the estimated number of craft brewers was 1,334.
      In the early 1900s, the U.S. brewing industry was comprised of nearly 2,000 breweries, most of which were small operations that produced distinctive beers for local markets. Fewer than 1,000 of these breweries reopened following Prohibition. During the ensuing decades, the beer industry concentrated its resources primarily on marketing pale lagers and pilsners for various reasons, including: the desire to appeal to the broadest possible segment of the population; to benefit from economies of scale through large-scale production techniques; to prolong shelf life through use of pasteurization processes; and to take advantage of mass media advertising reaching consumers nationwide. At the same time that the beer industry was narrowing its product offerings to compete more effectively, there was also extensive consolidation occurring in the industry, still apparent in today’s market composition. According to industry sources, the three largest domestic brewers accounted for approximately 79% of total beer shipped in the United States, including imports, in 2005.

      Annual per capita domestic beer consumption has declined from the highs experienced in the early 1980s, a result of an elevated concern over health and safety issues, changing tastes, and evolving affluence and consumption attitudes of a maturing generation of beer drinkers born after World War II. Since the early 1980s, a sizable number of consumers have migrated away from the major domestic products toward a broader taste and variety in their malt beverages, mirroring similar trends in other beverage and cuisine categories. Foreign brewers initially benefited from these evolving consumption patterns. Despite also being produced by large brewers, some of the principal European, Canadian and Mexican imported beers offered a fuller-flavored alternative to the national brands produced in the United States.
      By the latter half of the 1980s, a substantial new domestic industry segment had developed in response to the increasing consumer demand for specialty beers. Across the country, a proliferation of regional specialty brewers (annually selling more than 15,000 barrels but less than two million barrels of craft beer brewed at their own facilities), contract brewers (selling craft beer brewed by a third party to the contract brewer’s specifications), microbreweries (selling less than 15,000 barrels per year), and brewpubs (combination restaurant-breweries) emerged to form the craft beer industry. This new segment was able to deliver the fuller flavored products presented by the imported beers while still offering a fresher product than most imports and one that could appeal to local taste preferences. Craft beer producers tend to concentrate on fuller flavors and less on appealing to mass markets. The strength of consumer demand has enabled certain craft brewers, such as the Company, to evolve from microbreweries into regional and national specialty brewers by constructing larger breweries while still adhering to the traditional European brewing methods that typically characterize the craft brewing segment. Industry sources estimate that craft beer produced by regional specialty brewers, such as the Company, accounts for approximately two thirds of total craft beer sales. Other craft brewers have sought to take advantage of growing consumer demand and excess industry capacity, when available, by contract brewing at underutilized facilities.
      Since its formation in the 1980s, the rate at which the craft beer segment has grown has fluctuated. The late 1980s and early 1990s were years of significant growth for the segment, only to be followed by several years of minimal growth in the late 1990s and early 2000s. Recent industry reports for 2004 and 2005 performance, however, indicate favorable trends once again. The craft beer segment’s success has been impacted, both positively and negatively, by the success of the larger specialty beer category as well as the domestic alcoholic beverage market. Imported beers have enjoyed a resurgence in demand since the mid-1990s. Certain national domestic brewers have increased the competition by producing their own fuller-flavored products to compete against craft beers. In 2001 and 2002, flavored malt beverages were introduced to the market, initially gaining significant interest but recently experiencing smaller returns. Finally, the wine and spirits market has seen a surge in recent years, attributable to competitive pricing, television advertising, increased merchandising, and increased consumer interest in wine and spirits.
Business Strategy
      Redhook strives to be the preeminent specialty craft brewing company in the United States, producing the highest quality ale products in company-owned facilities, marketing and selling them responsibly through its three-tier distribution system.
      The central elements of the Company’s business strategy include:
      Production of High-Quality Craft Beers. The Company is committed to the production of a variety of distinctive, flavorful craft beers. The Company brews its craft beers according to traditional European brewing styles and methods, using only high-quality ingredients to brew in company-owned and operated brewing facilities. As a symbol of quality, the Company’s products are Kosher certified by the Orthodox Union, a certification rarely sought by other brewers. The Company does not intend to compete directly in terms of production style, pricing or extensive mass-media advertising typical of large national brands.
      Control of Production in Company-Owned Breweries. The Company builds, owns and operates its own brewing facilities to optimize the quality and consistency of its products and to achieve the greatest control over its production costs. Management believes that its ability to engage in ongoing product innovation and to control product quality are critical competitive advantages. The Company’s highly automated breweries are designed to produce beer in small batches, while attaining production economies through automation rather than scale. The Company believes that its investment in technology enables it to optimize employee productivity, to contain related operating costs, to produce innovative beer styles and tastes, and to achieve the production flexibility afforded by small-batch brewing, with minimal loss of efficiency and process reliability.
      Strategic Distribution Relationship with Industry Leader. Since October 1994, the Company has benefited from a distribution relationship with A-B, pursuant to which Redhook distributes its products in substantially all of its markets through A-B’s wholesale distribution network. A-B’s domestic network consists of more than 570 independent wholesale distributors, most of which are geographically contiguous and independently owned and operated, and 15 branches owned and operated by A-B. This distribution relationship with A-B has offered efficiencies in delivery of product, state reporting and licensing, billing and collections. The Company believes that the existence of the distribution relationship with A-B has also provided the Company with access to A-B distributors at A-B’s distributor conventions, communications about Redhook in printed distributor materials and A-B-supported opportunities for Redhook to educate A-B distributors about the Company’s specialty products. The Company believes that the opportunities to access A-B distributors has benefited the Company by creating increased awareness of and demand for Redhook products among A-B distributors. The Company is able to reap the benefits of this distribution relationship with A-B while, as an independent company, maintaining control over the production and marketing of its products.
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
      Operation of Regional Brewing Facilities. Management believes that, by locating its production facilities in proximity to the key regional markets it serves, the Company is able to enjoy distinct competitive advantages. Shortened delivery times maximize product freshness and reduce shipping costs. Established brand awareness of the Company’s products and enhanced familiarity with local consumer tastes enable the Company to offer select products that appeal to regional preferences. By pursuing this strategy, Redhook believes that it will be able to preserve its reputation and prestige as a regional craft brewer.
      Promotion of Products. The Company promotes its products through a variety of advertising programs with its wholesalers, by training and educating wholesalers and retailers about the Company’s products, through promotions at local festivals, venues, and pubs, by utilizing its pubs located at the Company’s two breweries, through price discounting, and, more recently, through Craft Brands. Craft Brands is responsible for promotion, advertising and marketing in the western United States and uses methods similar to the Company in its promotion of Redhook products. In the midwest and eastern United States, the Company’s principal advertising programs include radio, billboards and print advertising (magazines, newspapers, industry publications). The Company also markets its products to distributors, retailers and consumers through a variety of specialized training and promotional methods, including training sessions for distributors and retailers in understanding the brewing process, the craft beer segment and Redhook products. Promotional methods directed towards consumers include introducing Redhook products on draft in pubs and restaurants, using promotional items including tap handles, glassware and coasters, and participating in local festivals and sports venues to increase brand name recognition. In addition, the Company’s prominently located breweries feature pubs and retail outlets and offer guided tours to further increase consumer awareness of Redhook.
      The Company will occasionally enter into advertising and promotion programs where the entire program is funded by the Company but, in recent years, has favored co-operative programs where the Company’s spending is matched with an investment by a local distributor. Co-operative programs align the interests of the

Company with those of the wholesaler whose local market knowledge contributes to more effective promotions. Sharing these efforts with a wholesaler helps the Company to leverage the investment made on programs where the participating wholesaler has a vested interest in the program’s success.
Products
      The Company produces a variety of specialty craft beers using traditional European brewing methods. The Company brews its beers using only high-quality hops, malted barley, wheat, rye and other natural ingredients, and does not use any rice, corn, sugar, syrups or other adjuncts. The Company’s beers are marketed on the basis of freshness and distinctive flavor profiles. To help maintain full flavor, the Company’s products are not pasteurized. As a result, it is appropriate that they be kept cool so that oxidation and heat-induced aging will not adversely affect the original taste, and that they be distributed and served as soon as possible, generally within three months after packaging to maximize freshness and flavor. The Company distributes its products only in glass bottles and kegs, and its products are freshness dated for the benefit of wholesalers and consumers.
      The Company presently produces nine principal brands, each with its own distinctive combination of flavor, color and clarity:
      Redhook ESB. The Company’s flagship brand, Redhook ESB, which accounted for approximately 47% of the Company’s sales in 2005, is a full, rich, well-rounded, amber-colored ale with a sweet toasted malt flavor balanced by a pleasant floral liveliness derived from German Tettnang hops.
      Redhook India Pale Ale (IPA). A premium English, pub-style bitter ale, Redhook IPA, accounted for approximately 18% of the Company’s sales in 2005. Redhook IPA is pale and aggressively hopped, has a brassy color imparted by caramelized malt, an herbal aroma characteristic of Northwest Cascade hops and a crisp finish.
      Redhook Blonde Ale. A delicious, thirst-quenching golden ale, the combination of lightly roasted barley, subtle hops, and a touch of wheat creates a perfectly balanced and distinctively drinkable ale.
      Blackhook Porter. A London-style porter, Blackhook has an ebony tone, a pleasant “toasted” character produced by highly roasted barley, and a dark malt flavor suggesting coffee and chocolate, balanced by lively hopping.
      Chinook Copper Ale. Brewed in small batches exclusively for the Northwest, this ale is lightly unfiltered so beer drinkers can enjoy the full flavor characteristics. Chinook Copper is appetizingly fruity with light maltiness and a very pleasant piney hint in the aroma. It has a beautiful opalescence from a small amount of yeast suspended in the beer.
      Nut Brown Ale. A malty ale with a hint of sweetness in the finish. The combination of six barley malts and two hop varieties results in a surprisingly smooth, well-balanced dark beer. Nut Brown Ale is available in the Company’s midwest and eastern markets in late winter and early spring.
      Redhook Sunrye Ale. Gently roasted barley, delicate hops and a touch of rye combine for a very balanced lighter style ale. Slightly unfiltered to exude a pearl glow, Sunrye is styled for warm weather refreshment. Sunrye is available from April through September in western markets and April through July in midwest and eastern markets.
      Autumn Ale. A roasted malt aroma and distinct flavors of the Northern Brewer and Saaz hops mark this full-bodied ale. The two row barley foundation malt gives Autumn Ale its full body. The specialty malts  — Crystal, German Smoked Munich, Caramel and Roasted — give it a rich complexity. Autumn Ale is available August to September in midwest and eastern markets.
      Winterhook. A rich, seasonal holiday ale formulated specially each year for cold-weather enjoyment, Winterhook typically is deep in color and rich in flavor, with complex flavors and a warm finish. Typically, the Company changes the style of this ale each year. Winterhook is available during fall and winter months.

      The Company also produces Widmer Hefeweizen in the midwest and eastern United States under license from Widmer. Widmer Hefeweizen is a golden unfiltered wheat beer and is one of the leading American style Hefeweizens sold in the U.S. In 2003, the Company entered into a licensing agreement with Widmer to produce and sell the Widmer Hefeweizen brand in states east of the Mississippi River. In March 2005, the Widmer Hefeweizen distribution territory was expanded to include all of the Company’s midwest and eastern markets. Brewing of this product is conducted at the New Hampshire Brewery under the supervision and assistance of Widmer’s brewing staff to insure their brand’s quality and matching taste profile. The term of this agreement is for five years, with an additional one-year automatic renewal unless either party elects to terminate the arrangement. The agreement may be terminated by either party at any time without cause pursuant to 150 days notice or for cause by either party under certain conditions. During the term of this agreement, Redhook will not brew, advertise, market, or distribute any product that is labeled or advertised as a “Hefeweizen” or any similar product in the agreed upon midwest and eastern territory. Brewing and selling of Redhook’s Hefe-weizen was discontinued in conjunction with this agreement. The Company believes that the agreement increases capacity utilization and has strengthened the Company’s product portfolio. The Company shipped 26,000, 18,000 and 12,000 barrels of Widmer Hefeweizen during the years ended December 31, 2005, 2004 and 2003, respectively. A licensing fee of $399,000, $266,000 and $166,000 due to Widmer is reflected in the Company’s statement of operations for the years ended December 31, 2005, 2004 and 2003, respectively. Shipments to the expanded territory are excluded from the computation of the licensing fee due to Widmer.
      The Company also produces Pacific Ridge in the western United States. In 2003, the Company entered into a purchase and sale agreement with A-B for the purchase of the Pacific Ridge brand, trademark and related intellectual property. In consideration, the Company agreed to pay A-B a fee for 20 years based upon the Company’s sales of the brand. The Company shipped 6,000 and 5,400 barrels of Pacific Ridge during 2005 and 2004, respectively. A fee of $83,000 and $80,000 due to A-B is reflected in the Company’s statement of operations for the years ended December 31, 2005 and 2004, respectively.
      In an effort to be responsive to varying consumer style and flavor preferences, the Company periodically engages in the development and testing of new products. The Company believes that the continued success of craft brewers will be affected by their ability to be innovative and attentive to consumer desires for new and distinctive taste experiences while maintaining consistently high product quality. The Company’s breweries allow it to produce small-batch experimental ales within three weeks. Experimental products are periodically developed and typically produced in draft form only for on-premise test marketing at the Company’s pubs and selected retail sites. If the initial consumer reception of an experimental brew is sufficiently positive, then its taste and formula are refined, as necessary, and a new Redhook brand may be created. Redhook IPA, Redhook Blonde Ale and many of the Company’s seasonal offerings are examples of products that were developed in this manner.
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
      The brewing process begins when the malt supplier soaks the barley grain in water, thereby initiating germination, and then dries and cures the grain through kilning. This process, known as malting, breaks down complex carbohydrates and proteins so that they can be easily extracted. The malting process also imparts color and flavor characteristics to the grain. The cured grain, referred to as malt, is then sold to the brewery. At the brewery, various malts are cracked by milling, and mixed with warm water. This mixture, or mash, is heated and stirred in the mash tun, allowing the simple carbohydrates and proteins to be converted into fermentable sugars. Naturally occurring enzymes help facilitate this process. The mash is then strained and rinsed in the lauter tun to produce a residual liquid, high in fermentable sugars, called wort, which then flows into a brew kettle to be boiled and concentrated. Hops are added during the boil to impart bitterness, balance and aroma. The specific mixture of hops and the brewing time and temperature further affect the flavor of the beer. After the boil, the wort is strained and cooled before it is moved to a fermentation cellar, where specially cultured yeast is added to induce fermentation. During fermentation, the wort’s sugars are metabolized by the yeast, producing carbon dioxide and alcohol. Some of the carbon dioxide is recaptured and absorbed back into the beer, providing a natural source of carbonation. After fermentation, the beer is cooled for several days while the beer is clarified and full flavor develops. Filtration, the final step for a filtered beer, removes unwanted yeast. At this point, the beer is in its peak condition and ready for bottling or keg racking. The entire brewing process of ales, from mashing through filtration, is typically completed in 14 to 21 days, depending on the formulation and style of the product being brewed.
[REDHOOK ALE BREW PROCESS GRAPHIC]
      Brewing Equipment. The Company uses highly automated small-batch brewing equipment. The Washington Brewery employs a 100-barrel mash tun, lauter tun, wort receiver, wort kettle, whirlpool kettle, five 70,000-pound, one 35,000-pound and two 25,000-pound grain silos, two 100-barrel, fifty-four 200-barrel, and ten 600-barrel fermenters, and two 300-barrel and four 400-barrel bright tanks. The New Hampshire Brewery employs a 100-barrel mash tun, lauter tun, wort receiver, wort kettle, whirlpool kettle, three 70,000-pound and two 35,000-pound grain silos, nine 100-barrel, two 200 barrel and eighteen 400-barrel fermenters, two 200-barrel and two 400-barrel bright tanks, and an anaerobic waste-water treatment facility which completes the process cycle. Both breweries use advanced microfiltration technology, including a diatomaceous earth pad filter and sterile filtration.
      Packaging. The Company packages its craft beers in both bottles and kegs. Both of the Company’s breweries have fully automated bottling and keg lines. The bottle filler at both breweries utilizes a carbon dioxide environment during bottling that is designed to ensure that minimal oxygen is dissolved in the beer, thereby extending product shelf life.
      Quality Control. The Company monitors production and quality control at both of its breweries, with central coordination at the Washington Brewery. Both the Washington and New Hampshire breweries have an on-site laboratory where microbiologists and lab technicians supervise on-site yeast propagation, monitor product quality, test products, measure color and bitterness, and test for oxidation and unwanted bacteria. The Company also regularly utilizes outside laboratories for independent product analysis.
      Ingredients and Raw Materials. The Company currently purchases a significant portion of its malted barley from a single supplier and its premium-quality select hops, grown in the Pacific Northwest, Germany and Czech Republic, from competitive sources. The Company periodically purchases small lots of European hops that it uses to achieve a special hop character in certain of its beers. In order to ensure the supply of the hop varieties used in its products, the Company enters into supply contracts for its hop requirements. Redhook believes that comparable quality malted barley and hops are available from alternate sources at competitive prices, although there can be no assurance that pricing would be consistent with the Company’s current arrangements. The Company currently cultivates its own Saccharomyces cerevisiae yeast supply and maintains a separate, secure supply in-house. The Company has access to multiple competitive sources for packing materials, such as bottles, labels, six-pack carriers, crowns and shipping cases.
Product Distribution
      The Company’s products are available for sale directly to consumers in draft and bottles at restaurants, bars and liquor stores, as well as in bottles at supermarkets, warehouse clubs, convenience stores and drug stores. Like substantially all craft brewers, the Company’s products are delivered to these retail outlets through a network of local distributors whose principal business is the distribution of beer and, in some cases, other alcoholic beverages, and who traditionally have distribution relationships with one or more national beer brands. To promote and educate the public on the Company’s products, Redhook also offers its products directly to consumers at the Company’s two on-premise retail establishments located at the Company’s breweries, the Forecasters Public House in Woodinville, Washington and the Cataqua Public House in Portsmouth, New Hampshire.
      Prior to establishing a distribution relationship with A-B in 1994, the Company distributed its products regionally through distributors, many of which were part of the A-B distribution network, in eight western states: Washington, California (northern), Oregon, Idaho, Montana, Wyoming, Colorado and Alaska. In October 1994, the Company entered into a distribution agreement with A-B (“Distribution Alliance” or the “Alliance”) pursuant to which the Company began distributing its products, for any new markets entered, exclusively through this agreement. Existing wholesalers continued to distribute the Company’s products outside of the Distribution Alliance. By 2003, 72% of the Company’s sales volume was through Alliance distributors.
      On July 1, 2004, the Company entered into a new distribution agreement with A-B (the “A-B Distribution Agreement”) pursuant to which the Company continues to sell its product in the midwest and eastern United States through sales to A-B and distribute its product through the A-B distribution network.
      On July 1, 2004, the Company also entered into agreements with Widmer with respect to the operation of their joint venture sales and marketing entity, Craft Brands. Under their agreements with Craft Brands, the Company manufactures and sells its product to Craft Brands at a price substantially below wholesale pricing levels; Craft Brands, in turn, advertises, markets, sells and distributes the product to wholesale outlets in the western United States through a distribution agreement between Craft Brands and A-B.
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
      A-B, whose products accounted for approximately 49.5% of total beer shipped by volume in the United States in 2005, including imports, distributes its products throughout the United States through a network of more than 570 independent wholesale distributors, most of whom are geographically contiguous and independently owned and operated, and 15 branches owned and operated by A-B. The Company believes that the typical A-B distributor is financially stable and has both a long-standing presence and a substantial market share of beer sales in its territory.
      Redhook chose to align itself with A-B through the 1994 Distribution Alliance, and again through the 2004 A-B Distribution Agreement and Craft Brands’ distribution agreement with A-B, to gain access to quality distribution throughout the United States. The Company was the first and is the largest independent craft brewer to have a formal distribution agreement with a major U.S. brewer. Management believes that the Company’s competitors in the craft beer segment generally negotiate distribution relationships separately with distributors in each locality and, as a result, typically distribute through a variety of wholesalers representing differing national beer brands with uncoordinated territorial boundaries. Because A-B’s distributors are assigned territories that generally are contiguous, the distribution relationship with A-B enables the Company to reduce the gaps and overlaps in distribution coverage often experienced by the Company’s competitors.
      In 2005, the Company sold approximately 85,000 barrels to A-B through the A-B Distribution Agreement, accounting for approximately 38% of the Company’s sales volume for the period. During this same period, the Company shipped approximately 126,000 barrels, or 56% of the Company’s sales volume, to Craft Brands.
      During the last six months of 2004, the Company sold approximately 38,000 barrels to A-B through the A-B Distribution Agreement, accounting for approximately 36% of the Company’s sales volume for the same period. Also during this same period, the Company shipped approximately 63,600 barrels, or 61% of the Company’s sales volume, to Craft Brands.
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
      The Company’s most significant wholesaler, K&L Distributors, Inc. (“K&L”), is responsible for distribution of the Company’s products in most of King County, Washington, including Seattle, Washington. K&L accounted for approximately 12%, 13% and 13% of total sales volume in 2005, 2004 and 2003, respectively. Shipments of the Company’s product to K&L during all of 2005 and the last six months of 2004 were made through Craft Brands. Due to state liquor regulations, the Company sells its product in Washington state directly to third-party beer distributors and returns a portion of the revenue to Craft Brands based upon a contractually determined formula.
Relationship with Anheuser-Busch, Incorporated
      On July 1, 2004, the Company completed the restructuring of its ongoing relationship with A-B. Pursuant to an exchange and recapitalization agreement between the Company and A-B (the “Exchange and Recapitalization Agreement”), the Company issued 1,808,243 shares of its common stock (“Common Stock”) to A-B in exchange for 1,289,872 shares of Series B Preferred Stock held by A-B. The Series B Preferred Stock, reflected in the Company’s July 1, 2004 balance sheet at approximately $16.3 million, was subsequently cancelled. In connection with the exchange, the Company also paid $2.0 million to A-B in November 2004. A-B was also granted certain contractual registration rights with respect to its shares of the Company’s Common Stock. As of December 31, 2005, A-B owned approximately 33.6% of the Company’s Common Stock.
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
      The new A-B Distribution Agreement has a term that expires on December 31, 2014, subject to automatic renewal for an additional ten-year period unless A-B provides written notice of non-renewal to the Company on or prior to June 30, 2014. The A-B Distribution Agreement is also subject to early termination, by either party, upon the occurrence of certain events. The A-B Distribution Agreement may be terminated immediately, by either party, upon the occurrence of any one or more of the following events:

1)	a material default by the other party in the performance of any of the provisions of the A-B Distribution Agreement or any other agreement between the parties, which default is either:

i)	curable within 30 days, but is not cured within 30 days following written notice of default; or

ii)	not curable within 30 days and either:

(1)	the defaulting party fails to take reasonable steps to cure as soon as reasonably possible following written notice of such default; or

(2)	such default is not cured within 90 days following written notice of such default;

2)	default by the other party in the performance of any of the provisions of the A-B Distribution Agreement or any other agreement between the parties, which default is not described in (1) above and which is not cured within 180 days following written notice of such default;

3)	the making by the other party of an assignment for the benefit of creditors; or the commencement by the other party of a voluntary case or proceeding or the other party’s consent to or acquiescence in the entry of an order for relief against such other party in an involuntary case or proceeding under any bankruptcy, reorganization, insolvency or similar law;

4)	the appointment of a trustee or receiver or similar officer of any court for the other party or for a substantial part of the property of the other party, whether with or without the consent of the other party, which is not terminated within 60 days from the date of appointment thereof;

5)	the institution of bankruptcy, reorganization, insolvency or liquidation proceedings by or against the other party without such proceedings being dismissed within 90 days from the date of the institution thereof;

6)	any representation or warranty made by the other party under or in the course of performance of the A-B Distribution Agreement that is false in material respects; or

7)	the distribution agreement between Craft Brands and A-B is terminated or the distribution thereunder of the products of Redhook is terminated pursuant to its terms.

      Additionally, the A-B Distribution Agreement may be terminated by A-B, upon six months’ prior written notice to the Company, in the event:

1)	the Company engages in certain Incompatible Conduct which is not curable or is not cured to A-B’s satisfaction (in A-B’s sole opinion) within 30 days. Incompatible Conduct is defined as any act or omission of the Company that, in A-B’s determination, damages the reputation or image of A-B or the brewing industry;

2)	any A-B competitor or affiliate thereof acquires 10% or more of the outstanding equity securities of the Company, and one or more designees of such person becomes a member of the board of directors of the Company;

3)	the current chief executive officer of the Company ceases to function as chief executive officer and within six months of such cessation a successor satisfactory in the sole, good faith discretion of A-B is not appointed;

4)	the Company is merged or consolidated into or with any other person or any other person merges or consolidates into or with the Company; or

5)	A-B or its corporate affiliates incur any liability or expense as a result of any claim asserted against them by or in the name of the Company or any shareholder of the Company as a result of the equity ownership of A-B or its affiliates in the Company, or any equity transaction or exchange between A-B or its affiliates and the Company, and the Company does not reimburse and indemnify A-B and its corporate affiliates on demand for the entire amount of such liability and expense.

Fees
      Generally, the Company pays the following fees to A-B in connection with the sale of the Company’s products:
      Margin. In connection with all sales through the Distribution Alliance prior to July 1, 2004, the Company paid a Margin fee to A-B. The Margin did not apply to sales to wholesalers and others that were part of the A-B distribution network but that were not part of the Distribution Alliance, including most sales to Washington state wholesalers, sales to non-A-B wholesalers, sales by the Company’s retail operations and dock sales. The July 1, 2004 A-B Distribution Agreement modified the Margin fee structure such that the Margin per barrel shipped increased and is paid on all sales through the new A-B Distribution Agreement. The Margin does not apply to sales to the Company’s retail operations or to dock sales. The Margin also does not apply to the Company’s sales to Craft Brands because Craft Brands pays a comparable fee on its resale of the product. The A-B Distribution Agreement also provides that the Company shall pay an additional fee on shipments that exceed shipments for the same territory during fiscal 2003 (the “Additional Margin”). In addition, the Exchange and Recapitalization Agreement provided that the Margin be retroactively increased to the rate provided in the A-B Distribution Agreement for all shipments in June 2004.
      For the year ended December 31, 2005, the Margin was paid to A-B on shipments totaling 85,000 barrels to 472 distribution points. Because 2005 shipments in the midwest and eastern United States exceeded 2003 shipments in the same territory, the Company paid A-B the Additional Margin on 7,000 barrels. For the six month period ended December 31, 2004, the Margin was paid to A-B on shipments totaling 38,000 barrels to 371 distribution points, and the retroactive increase on June 2004 shipments was paid on approximately 20,000 barrels. For the six months ended June 30, 2004, the Margin was paid to A-B on shipments totaling 84,000 barrels to 495 Alliance distribution points. For the year ended December 31, 2003, the Margin was paid to A-B on shipments totaling 166,000 barrels to 527 Alliance distribution points. The Margin paid is reflected as a reduction of sales in the Company’s statement of operations.
      Invoicing Cost. Through June 30, 2004, the invoicing cost was paid on sales through the Distribution Alliance where the wholesaler placed the order through the A-B order management system and payment to the Company was processed through A-B. This cost did not apply to sales to wholesalers that were part of the

A-B distribution network but that were not part of the Distribution Alliance. The basis for this charge was the number of pallet lifts.
      Since July 1, 2004, the invoicing cost is payable on sales through the new A-B Distribution Agreement. The fee does not apply to sales by the Company’s retail operations or to dock sales. The fee also does not apply to the Company’s sales to Craft Brands because Craft Brands pays a comparable fee to A-B.
      According to the terms of the A-B Distribution Agreement, the fee per pallet lift increased on January 1, 2005.
      Staging Cost and Cooperage Handling Charge. The Staging Cost was paid on all sales through the Distribution Alliance and is payable on all sales through the A-B Distribution Agreement that are delivered to an A-B brewery or A-B distribution facility. The fee does not apply to product shipped directly to a wholesaler. The Cooperage Handling Charge was paid on all draft beer sales through the Distribution Alliance and is payable on all draft sales through the A-B Distribution Agreement that are delivered to a wholesaler support center or directly to a wholesaler. The basis for these fees is number of pallet lifts. According to the terms of the A-B Distribution Agreement, the staging cost and cooperage handling charge fees increased on January 1, 2005.
      Inventory Manager Fee. The Inventory Manager Fee is paid to reimburse A-B for a portion of the salary of a corporate inventory management employee, a substantial portion of whose responsibilities are to coordinate and administer logistics of the Company’s product distribution to wholesalers. This fee decreased in the second half of 2004 because Craft Brands assumed a portion of the fee.
      The Invoicing Cost, Staging Cost, Cooperage Handling Charge and Inventory Manager Fee are reflected in cost of sales in the Company’s statement of operations. These fees totaled approximately $249,000 and $406,000 for the years ended December 31, 2005 and 2004, respectively.
      Management believes that the benefits of the distribution arrangement with A-B, particularly the potential for increased sales volume and efficiencies in delivery, state reporting and licensing, billing and collections, are significant to the Company’s business. The Company believes that the existence of the A-B Distribution Agreement, presentations by Redhook’s management at A-B’s distributor conventions, A-B communications about Redhook in printed distributor materials, and A-B-supported opportunities for Redhook to educate A-B distributors about its specialty products have resulted in increased awareness of and demand for Redhook products among A-B’s distributors.
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
      The Operating Agreement requires the Company and Widmer to make certain capital contributions to support the operations of Craft Brands. Contemporaneous with the execution of the Operating Agreement, the Company made a 2004 sales and marketing capital contribution in the amount of $250,000. The Operating Agreement designated this sales and marketing capital contribution to be used by Craft Brands for expenses related to the marketing, advertising, and promotion of the Company’s products (“Special Marketing Expense”). The Operating Agreement also requires an additional sales and marketing contribution in 2008 if the volume of sales of Redhook products in 2007 in the Western Territory is less than 92% of the volume of sales of Redhook products in 2003 in the Western Territory. The 2008 contribution, if one is required, cannot exceed $750,000 and will be required to be paid by the Company in no more than three equal installments made on or before February 1, 2008, April 1, 2008, and July 1, 2008. Widmer has an identical obligation under the Operating Agreement with respect to a 2008 sales and marketing capital contribution and sales of its product. The Operating Agreement also obligates the Company and Widmer to make other additional capital contributions only upon the request and consent of the Craft Brands’ board of directors.
      The Operating Agreement also requires the Company and Widmer to make loans to Craft Brands to assist Craft Brands in conducting its operations and meeting its obligations. To the extent cash flow from operations and borrowings from financial institutions is not sufficient for Craft Brands to meet its obligations, the Company and Widmer are obligated to lend to Craft Brands the funds the president of Craft Brands deems necessary to meet such obligations. Contemporaneous with the execution of the Operating Agreement, the Company made a member loan of $150,000. Craft Brands repaid this loan plus accrued interest in December 2004.
      The Operating Agreement additionally addresses the allocation of profits and losses of Craft Brands. After giving effect to the allocation of the Special Marketing Expense, which is allocated 100% to the Company up to the 2004 $250,000 sales and marketing capital contribution, and after giving effect to income attributable to the shipments of the Kona brand, which is shared differently between the Company and Widmer through 2006, the remaining profits and losses of Craft Brands are allocated between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively. Net cash flow, if any, will generally be distributed monthly to the Company and Widmer based upon the cash flow percentages. No distribution will be made to the Company or Widmer unless, after the distribution is made, the assets of Craft Brands will be in excess of its liabilities, with the exception of liabilities to members, and Craft Brands will be able to pay its debts as they become due in the ordinary course of business.
      The Company also entered into a supply, distribution and licensing agreement with Craft Brands (the “Supply and Distribution Agreement”). Under the Supply and Distribution Agreement, the Company manufactures and sells its product directly to Craft Brands (except in states where laws require sales to be made directly from Redhook to wholesalers) and Craft Brands advertises, markets and distributes the products to wholesale outlets in the Western Territory through the Craft Brands Distribution Agreement. The Company has granted Craft Brands a license to use Redhook intellectual property in connection with these efforts to advertise, market, sell and distribute the Company’s products in the Western Territory. The Supply and Distribution Agreement also gives the Company the right to manufacture certain products of Widmer for sale to Craft Brands if Widmer is unable to manufacture the quantity ordered by Craft Brands. In addition, if sales of the Company’s products decrease as compared to previous year sales, the Company will have an option to manufacture Widmer products in an amount equal to the lower of (i) the Company’s product decrease or (ii) the Widmer product increase.
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
      Additionally, Craft Brands may, upon notice to Redhook, terminate the Supply and Distribution Agreement if Redhook causes Craft Brands to be in default in its obligations under the Craft Brands Distribution Agreement with A-B and Redhook either (a) fails to take all actions necessary to cause Craft Brands to cure such default or (b) fails to pay on demand certain direct or indirect costs arising out of or related to such default. Craft Brands may also terminate the Supply and Distribution Agreement and cease advertising, marketing, or distributing one or more of the Company’s products if an event of default occurs under the Craft Brands Distribution Agreement that gives A-B the right to terminate that agreement and Redhook caused such event of default.
      If the Supply and Distribution Agreement were terminated early, as described above, it would be extremely difficult for the Company to rebuild its distribution network and re-launch its marketing and advertising activities in the Western Territory without a severe negative impact on the Company’s sales and results of operations. It is likely that the Company would need to raise additional funds to develop a new distribution network. There cannot be any guarantee that the Company would be able to successfully rebuild all, or part, of its distribution network or that any additional financing would be available when needed, or that any such financing would be on commercially reasonable terms. Additionally, termination of the Supply and Distribution Agreement could cause a default under the Craft Brands Distribution Agreement, which could in turn cause the Company to be in default under the A-B Distribution Agreement.
      The Company has assessed its investment in Craft Brands pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 Revised, Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51, (“FIN No. 46R”) and has concluded that its investment in Craft Brands meets the definition of a variable interest entity but that the Company is not the primary beneficiary.

In accordance with FIN No. 46R, the Company has not consolidated the financial statements of Craft Brands with the financial statements of the Company, but instead accounted for its investment in Craft Brands under the equity method, as outlined by Accounting Principle Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The Company recognized $2,392,000 and $1,123,000 of undistributed earnings related to its investment in Craft Brands for the years ended December 31, 2005 and 2004, respectively. The Company received cash distributions of $2,769,000 and $903,000, representing its share of the net cash flow of Craft Brands for the years ended December 31, 2005 and 2004, respectively. The Company’s share of the earnings of Craft Brands contributed a significant portion of income to the Company’s results of operations. Separate financial statements for Craft Brands are filed with this Annual Report on Form 10-K in Part IV., Item 15. Exhibits and Financial Statement Schedules, in accordance with Rule 3-09 of Regulation S-X.
Sales and Marketing
      The Company promotes its products through a variety of advertising programs with its wholesalers, by training and educating wholesalers and retailers about the Company’s products, through promotions at local festivals, venues, and pubs, by utilizing the pubs located at the Company’s two breweries, through price discounting, and, most recently, through Craft Brands.
      The Company advertises its products by utilizing radio, billboard and print advertising in key markets and by participating in a co-operative program with its distributors whereby the Company’s spending is matched dollar for dollar by the distributor. Since 2000, the Company has allocated a larger share of its advertising budget each year to these co-operative programs. The Company believes that the financial commitment as well as the distributor’s knowledge of the local market result in an advertising and promotion program that is targeted in a manner that will best promote Redhook and align the Company’s interests with those of its wholesalers. In 2005, the Company reduced the co-op advertising, but continued its promotion program and limited media advertising in select eastern United States markets. Expenditures for the co-op program and media advertising program totaled $533,000, $728,000 and $1.6 million in 2005, 2004 and 2003, respectively.
      The Company’s sales and marketing staff offers education, training and other support to wholesale distributors of the Company’s products. Because the Company’s wholesalers generally also distribute much higher volume national beer brands and commonly distribute other specialty brands, a critical function of the sales and marketing staff is to elevate each distributor’s awareness of the Company’s products and to maintain the distributor’s interest in promoting increased sales of these products. This is accomplished primarily through personal contact with each distributor, including on-site sales training, educational tours of the Company’s breweries, and promotional activities and expenditures shared with the distributors. The Company’s sales representatives also provide other forms of support to wholesale distributors, such as direct contact with restaurant and grocery chain buyers, direct involvement in the design of grocery store displays, stacking and merchandising of beer inventory and supply of point-of-sale materials.
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
      The Company’s breweries also play a significant role in increasing consumer awareness of the Company’s products and enhancing Redhook’s image as a craft brewer. Many visitors take tours at the Company’s breweries. Both of the Company’s breweries have a retail pub on-site where the Company’s products are served. In addition, the breweries have meeting rooms that the public can rent for business meetings, parties and holiday events, and that the Company uses to entertain and educate distributors, retailers and the media about the Company’s products. See Item 2. Properties. The Company also sells various items of apparel and memorabilia bearing the Company’s trademarks at its pubs, which creates further awareness of the Company’s beers and reinforces the Company’s quality image.
      To further promote retail bottled product sales and in response to local competitive conditions, the Company regularly offers “post-offs,” or price discounts, to distributors in most of its markets. Distributors and retailers usually participate in the cost of these price discounts.
      The Craft Brands joint sales and marketing organization serves the operations of Redhook and Widmer in the Western Territory by advertising, marketing, selling and distributing both companies’ products to wholesale outlets through a distribution agreement between Craft Brands and A-B. Similar to the Company, Craft Brands promotes its products through a variety of advertising programs with its wholesalers, through training and education of wholesalers and retailers, through promotions at local festivals, venues, and pubs, by utilizing the pubs located at the Company’s two breweries, and through price discounting. Management believes that, in addition to achieving certain synergies by combining sales and marketing forces, Craft Brands is able to capitalize on both companies’ sales and marketing skills and complementary product portfolios. The Company believes that the combination of the two brewers’ complementary brand portfolios, led by one focused sales and marketing organization, will not only deliver financial benefits, but will also deliver greater impact at the point of sale.
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
      Competition within the domestic craft beer segment and the specialty beer market is based on product quality, taste, consistency and freshness, ability to differentiate products, promotional methods and product support, transportation costs, distribution coverage, local appeal and price.
      The craft beer segment is highly competitive due to the proliferation of small craft brewers, including contract brewers, and the large number of products offered by such brewers. Craft brewers have also encountered more competition as their peers expand distribution. Just as Redhook expanded distribution of its products to markets outside of its home in the Pacific Northwest, so have other craft brewers expanded distribution of their products to other regions of the country, leading to an increase in the number of craft brewers in any given market. Competition varies by regional market. Depending on the local market preferences and distribution, Redhook has encountered strong competition from microbreweries, from other regional specialty brewers such as Sierra Nevada Brewing Company, Deschutes Brewery, Pyramid Breweries and New Belgium Brewing Company, as well as from contract brewers such as Boston Beer Company. Because of the large number of participants and number of different products offered in this segment, the competition for bottled product placements and especially for draft beer placements has intensified. Although certain of these competitors distribute their products nationally and may have greater financial and other resources than the Company, management believes that the Company possesses certain competitive advantages, including its Company-owned production facilities and its relationship with A-B and Craft Brands.

      The Company also competes against producers of imported beers, such as Heineken, Corona Extra, Bass and Guinness. Most of these foreign brewers have significantly greater financial resources than the Company. Although imported beers currently account for a greater share of the U.S. beer market than craft beers, the Company believes that craft brewers possess certain competitive advantages over some importers, including lower transportation costs, no importation costs, proximity to and familiarity with local consumers, a higher degree of product freshness, eligibility for lower federal excise taxes and absence of currency fluctuations.
      In response to the growth of the craft beer segment, most of the major domestic brewers have introduced fuller-flavored beers. While these product offerings are intended to compete with craft beers, many of them are brewed according to methods used by the major national brewers. Although increased participation by the major national brewers increases competition for market share and can heighten price sensitivity within the craft beer segment, the Company believes that their participation tends to increase advertising, distribution and consumer education and awareness of craft beers, and thus may contribute to further growth of this industry segment.
      In the past few years, several major distilled spirits producers and national brewers have introduced flavored alcohol beverages. Products such as Smirnoff Ice, Bacardi Silver and Mike’s Hard Lemonade demonstrate continued growth. Sales of these products were strong in 2005, increasing 4% compared to 2004 while the overall U.S. alcohol market increased less than 1%. The producers of these products have significantly greater financial resources than the Company and these products appear to draw a portion of overlapping consumers away from imports and craft beers. The success of the flavored alcohol beverages will likely subject the Company to increased competition.
      Competition for consumers of craft beers has also come from wine and spirits. Some of the growth in the past five years in the wine and spirits market, industry sources believe, has been drawn from the beer market. This growth appears to be attributable to competitive pricing, television advertising, increased merchandising, and increased consumer interest in wine and spirits.
      A significant portion of the Company’s sales continue to be in the Pacific Northwest region, which the Company believes is one of the most competitive craft beer markets in the United States, both in terms of number of participants and consumer awareness. The Company faces extreme competitive pressure in Washington state, which is not only the Company’s largest market, but is also its oldest market. Since 2000, the Company has experienced a decline in sales volume in Washington state of approximately 20%, significantly impacted by a 12% decline in 2004 volume over 2003 volume. The Company believes that the Pacific Northwest, and Washington state in particular, offers significant competition to its products, not only from other craft brewers but also from the growing wine market and from flavored alcohol beverages. This intense competition is magnified because the Company’s brand is viewed as being relatively mature. Focus studies in late 2004 indicated that, while the Company’s brand does possess brand awareness among target consumers, it also appeared to not attract key consumers who seem to be more interested in experimenting with new products. These focus studies resulted in Craft Brands focusing its 2005 marketing efforts on updating the Redhook brand image to stimulate demand. In the first half of 2005, Craft Brands introduced in the western United States several major marketing initiatives, including a proprietary Redhook bottle and new packaging design combined with a new marketing campaign, aimed at updating the Redhook brand image. In the second half of 2005, the new packaging design was introduced in the midwest and eastern United States.
      Shipments to Washington state in late 2003 and all of 2004 and 2005 appear to have been significantly impacted by the formation of Craft Brands. Management believes that the beer industry is influenced, both positively and negatively, by individual relationships. In Washington state, where some of those relationships have existed for many years, the transition to Craft Brands appears to have had some negative impact on those relationships. The transition took longer than anticipated, and in 2004 nearly all Company sales staff responsible for the Washington state market left the Company. While the Company believes that the Craft Brands sales staff is re-establishing those relationships and that sales of the Company’s products will stabilize, the process is expected to take some time. The impact that Craft Brands will have on future sales in Washington state and the rest of its Western Territory is yet to be determined and may not be quantifiable for some time.

Regulation
      The Company’s business is highly regulated at federal, state and local levels. Various permits, licenses and approvals necessary to the Company’s brewery and pub operations and the sale of alcoholic beverages are required from various agencies, including the United States Treasury Department, Alcohol and Tobacco Tax and Trade Bureau (the “TTB”) (formerly the Bureau of Alcohol, Tobacco and Firearms), the United States Department of Agriculture, the United States Food and Drug Administration, state alcohol regulatory agencies in the states in which the Company sells its products, and state and local health, sanitation, safety, fire and environmental agencies. In addition, the beer industry is subject to substantial federal and state excise taxes, although the Company benefits from favorable treatment granted to brewers producing less than two million barrels per year.
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
      In addition to the regulations imposed by the TTB, the Company’s breweries are subject to various regulations concerning retail sales, pub operations, deliveries and selling practices in states in which the Company sells its products. Failure of the Company to comply with applicable federal or state regulations could result in limitations on the Company’s ability to conduct its business. TTB permits can be revoked for failure to pay taxes, to keep proper accounts, to pay fees, to bond premises, to abide by federal alcoholic beverage production and distribution regulations, or if holders of 10% or more of the Company’s equity securities are found to be of questionable character. Permits from state regulatory agencies can be revoked for many of the same reasons.
      The U.S. federal government currently imposes an excise tax of $18 per barrel on beer sold for consumption in the United States. However, any brewer with annual production under two million barrels instead pays federal excise tax in the amount of $7 per barrel on sales of the first 60,000 barrels. While the Company is not aware of any plans by the federal government to reduce or eliminate this benefit to small brewers, any such reduction in a material amount could have an adverse effect on the Company. In addition, the Company would lose the benefit of this rate structure if it exceeded the two million barrel production threshold. Individual states also impose excise taxes on alcoholic beverages in varying amounts, which have also been subject to change. It is possible that excise taxes will be increased in the future by both the federal government and several states. In addition, increased excise taxes on alcoholic beverages have in the past been considered in connection with various governmental budget-balancing or funding proposals. Any such increases in excise taxes, if enacted, could adversely affect the Company.

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

Dram Shop Laws
      The serving of alcoholic beverages to a person known to be intoxicated may, under certain circumstances, result in the server being held liable to third parties for injuries caused by the intoxicated customer. The Company’s pubs have addressed this concern by establishing early closing hours and regularly scheduled employee training. Large uninsured damage awards against the Company could adversely affect the Company’s financial condition.
Trademarks
      The Company has obtained U.S. trademark registrations for its numerous products including its proprietary bottle design. Trademark registrations generally include specific product names, marks and label designs. The Redhook mark and certain other Company marks are also registered in various foreign countries. The Company regards its Redhook and other trademarks as having substantial value and as being an important factor in the marketing of its products. The Company is not aware of any infringing uses that could materially affect its current business or any prior claim to the trademarks that would prevent the Company from using such trademarks in its business. The Company’s policy is to pursue registration of its marks in its markets whenever possible and to oppose vigorously any infringement of its marks.
Employees
      At December 31, 2005, the Company had 196 employees, including 60 in production, 93 in the pubs, 26 in sales and marketing, and 17 in administration. Of these, 64 in the pubs, 2 in administration and 2 in production were part-time employees. The Company believes its relations with its employees to be good.

Item 1A.	Risk Factors
      The risks described below, together with all of the other information included in this report, should be carefully considered in evaluating our business and prospects. The risks and uncertainties described herein are not the only ones facing us. Additional risks and uncertainties not presently known or deemed insignificant may also impair our business operations. Solely for purposes of the risk factors in this Item 1A., the terms “we”, “our” and “us” refer to Redhook Ale Brewery, Incorporated and its subsidiaries.
      We are dependent upon our continuing relationship with Anheuser-Busch, Incorporated. All of our future sales are expected to be made through the A-B Distribution Agreement and through sales to Craft Brands. Craft Brands will distribute Redhook products through a separate distribution arrangement with A-B. If our relationship with A-B, our relationship with Craft Brands or the relationship between A-B and Craft Brands were to deteriorate, distribution of our products would suffer significant disruption and such event would have a long-term severe negative impact on our sales and results of operations, as it would be extremely difficult for us to rebuild our own distribution network. We believe that the benefits of the Distribution Agreement and our relationship with A-B and Craft Brands, in particular distribution and material cost efficiencies, offset the costs associated with the relationship. However, there can be no assurance that these costs will not have a negative impact on our profit margins in the future.
      Additionally, the termination of the A-B Distribution Agreement for any reason would constitute an event of default under our bank credit agreement, and the bank may declare the entire outstanding loan balance immediately due and payable. If this were to occur, we could seek to refinance our term loan with one or more banks or obtain additional equity capital; however, there can be no assurance we would be able to access additional capital to meet our needs or that such additional capital would be available at commercially reasonable terms.
      Our agreement with A-B contains limitations on our ability to engage in or reject certain transactions, including acquisitions and changes of control. The Exchange and Recapitalization Agreement with A-B contains limitations on, among other matters, our ability to, without the prior consent of A-B:

•	issue equity securities;

•	acquire or sell assets or stock;

•	amend our Articles of Incorporation or bylaws;

•	grant board representation rights;

•	enter into certain transactions with affiliates;

•	distribute our products in the United States other than through A-B, Craft Brands or as provided in the A-B Distribution Agreement;

•	voluntarily delist or terminate our listing on the Nasdaq Stock Market; or

•	dispose of any of our interest in Craft Brands.
      Further, if the A-B Distribution Agreement is terminated, or the distribution of Redhook products is terminated by Craft Brands, A-B has the right to solicit and negotiate offers from third parties to purchase all or substantially all of the assets or securities of the Company or to enter into a merger or consolidation transaction with the Company and the right to cause our board of directors to consider any such offer.
      Additionally, as of December 31, 2005, A-B owned approximately 33.6% of our Common Stock. As long as A-B owns a substantial portion of our outstanding common stock, it may have the ability to approve or block actions requiring the approval of our shareholders.
      Our investment in Craft Brands Alliance LLC may not provide anticipated benefits. We believe that Craft Brands’ combined sales and marketing organization creates synergies and capitalizes on both Redhook’s and Widmer’s sales and marketing experience and complementary product portfolios. We have realized a decrease in selling, general and administrative expenses and recognized income of $2.4 million in 2005 and

$1.1 million in 2004 from our investment in Craft Brands; however, Craft Brands has only been operational since July 2004 and predicting future benefits from Crafts Brands is difficult. There can be no assurance that we will see any further or anticipated benefits from the joint venture.
      The Craft Brands Operating Agreement requires us to make an additional sales and marketing contribution to Craft Brands in 2008 if the volume of sales of our products in 2007 in the Western Territory is less than 92% of the volume of sales of our products in 2003 in the Western Territory. If necessary, this additional sales and marketing contribution may total $750,000 and will be required to be paid in no more than three equal installments made on or before February 1, 2008, April 1, 2008, and July 1, 2008. If we are required to make this additional sales and marketing contribution, our available cash will decrease and our income from Craft Brands will decrease by the amount of the Special Marketing Expense, which will be allocated 100% to us.
      We are dependent on our distributors for the sale of our products. Although all of our future sales are expected to be made through the A-B Distribution Agreement and through sales to Craft Brands, we continue to rely heavily on distributors, most of which are independent wholesalers, for the sale of our products to retailers. K&L is responsible for distribution of our products in one of our largest markets — Seattle, Washington. K&L accounted for approximately 12%, 13% and 13% of total sales volume in 2005, 2004 and 2003, respectively. A disruption of Craft Brands’, the wholesalers’, A-B’s or our ability to distribute products efficiently due to any significant operational problems, such as wide-spread labor union strikes, the loss of K&L as a customer, or the termination of the A-B Distribution Agreement or the Craft Brands Supply and Distribution Agreement could hinder our ability to get our products to retailers and could have a material adverse impact on our sales and results of operations.
      Changes in state laws regarding distribution arrangements may adversely impact our operations. In 2006, the Washington state legislature passed a bill that will remove the long-standing requirement that small producers of wine and beer distribute their products through wholesale distributors, thus permitting these small producers to distribute their products directly to retailers. The law further provides that any in-state or out-of-state brewery that produces more than 2,500 barrels annually may distribute its products directly to retailers if it does so from a facility located in the state that is physically separate and distinct from its production facilities. The new legislation stipulates that prices charged by a brewery must be uniform to all distributors and retailers, but does not restrict prices retailers may charge consumers. While it is too soon to predict what impact, if any, this law will have on our operations, the beer and wine market may experience an increase in competition and cause our future sales and results of operations to be adversely affected. This law may also impact the financial stability of Washington state wholesalers on which we rely.
      Increased competition could adversely affect sales and results of operations. We compete in the highly competitive craft brewing market as well as in the much larger specialty beer market, which encompasses producers of import beers, major national brewers that produce fuller-flavored products, and large spirit companies and national brewers that produce flavored alcohol beverages. Beyond the beer market, craft brewers also face competition from producers of wines and spirits. Primarily as a result of this increased competition, we experienced declining sales volumes ranging from 2.3% to 5.7% for the years 1997 through 1999. Our sales volume for the years 1999 to 2003 increased when compared to the corresponding prior year’s volumes, but decreased again in 2004. Although our 2005 sales volume increased compared to 2004, the increase was a modest 4.1%, while industry sources estimate that the craft brewing segment in total increased approximately 9%. Increasing competition could cause our future sales and results of operations to be adversely affected. We have historically operated with little or no backlog and, therefore, our ability to predict sales for future periods is limited.
      Future price promotions to generate demand for our products may be unsuccessful. Future prices we charge for our products may decrease from historical levels, depending on competitive factors in our various markets. In order to stimulate demand for our products, we have participated in price promotions with our wholesalers and retail customers in most of our markets. The number of markets in which we participate in price promotions and the frequency of such promotions may increase in the future. There can be no assurance however that our price promotions will be successful in increasing demand for our products.

      Due to our concentration of sales in the Pacific Northwest, our results of operations and financial condition are subject to fluctuations in regional economic conditions. A significant portion of our sales continue to be in the Pacific Northwest region. Our business may be adversely affected by changes in economic and business conditions nationally and particularly within the Northwest region. Additionally, we believe this region is one of the most competitive craft beer markets in the United States, both in terms of number of market participants and consumer awareness. We face extreme competitive pressure in Washington state which is our largest and oldest market. Since 2000, we have experienced a decline in sales volume in Washington state of approximately 20%, significantly impacted by a 12% decline in 2004 volume over 2003 volume. We believe that the Pacific Northwest, and Washington state in particular, offers significant competition to our products, not only from other craft brewers but also from the growing wine market and from flavored alcohol beverages. This intense competition is magnified because our brand is viewed as being relatively mature. Focus studies in late 2004 indicated that, while our brand possesses brand awareness among target consumers, it also appears to not attract key consumers who seem to be more interested in experimenting with new products. These focus studies have resulted in Craft Brands focusing its 2005 marketing efforts on updating the Redhook brand image to stimulate demand. In addition, Washington state shipments in late 2003, all of 2004 and 2005 appear to have been significantly impacted by the formation of Craft Brands. Our management believes that the beer industry is influenced, both positively and negatively, by individual relationships. In Washington state, where some of those relationships have existed for many years, the transition to Craft Brands appears to have had some negative impact on those relationships. The transition took longer than anticipated and in 2004, nearly all our sales staff responsible for the Washington state market left the Company. While we believe the Craft Brands sales staff is re-establishing those relationships and that sales of our products will stabilize, the process is expected to take some time. However, there can be no assurance that we will see any anticipated benefits from these efforts.
      Our business is seasonal in nature, and we are likely to experience fluctuations in our results of operations and financial condition. Sales of our products are somewhat seasonal, with the first and fourth quarters historically being the slowest and the rest of the year generating stronger sales. Our sales volume may also be affected by weather conditions. Therefore, our results for any quarter may not be indicative of the results that may be achieved for the full fiscal year. If an adverse event such as a regional economic downturn or poor weather conditions should occur during the second and third quarters, the adverse impact to our revenues could likely be greater as a result of our seasonal business.
      Our gross margins may fluctuate while our expenses remain constant. We anticipate that our future gross margins will fluctuate and may decline as a result of many factors, including shipments to Craft Brands at a fixed price substantially below wholesale pricing levels, disproportionate depreciation and other fixed and semivariable operating costs, and the level of production at our breweries in relation to current production capacity. Our high level of fixed and semivariable operating costs causes gross margin to be especially sensitive to relatively small increases or decreases in sales volume. In addition, other factors beyond our control that could affect cost of sales include changes in freight charges, the availability and prices of raw materials and packaging materials, the mix between draft and bottled product sales, the sales mix of various bottled product packages, and federal or state excise taxes.
      Changes in consumer preferences or public attitudes about our products could reduce demand. If consumers were unwilling to accept our products or if general consumer trends caused a decrease in the demand for beer, including craft beer, it would adversely impact our sales and results of operations. If the flavored alcohol beverage market, the wine market, or the spirits market continue to grow, they could draw consumers away from our products and have an adverse effect on our sales and results of operations. Further, the alcoholic beverage industry has become the subject of considerable societal and political attention in recent years due to increasing public concern over alcohol-related social problems, including drunk driving, underage drinking and health consequences from the misuse of alcohol. If beer consumption in general were to come into disfavor among domestic consumers, or if the domestic beer industry were subjected to significant additional governmental regulation, our operations could be adversely affected.
      We are subject to governmental regulations affecting our breweries and pubs; the costs of complying with governmental regulations, or our failure to comply with such regulations, could affect our financial condition and results of operations. Our breweries and our pubs are subject to licensing and regulation by a number of governmental authorities, including the United States Treasury Department, Alcohol and Tobacco Tax and Trade Bureau, the United States Department of Agriculture, the United States Food and Drug Administration, state alcohol regulatory agencies in the states in which we sell our products, and state and local health, sanitation, safety, fire and environmental agencies. Our failure to comply with applicable federal, state or local regulations could result in limitations on our ability to conduct business. TTB permits can be revoked for failure to pay taxes, to keep proper accounts, to pay fees, to bond premises, to abide by federal alcoholic beverage production and distribution regulations, or if holders of 10% or more of our equity securities are found to be of questionable character. Other permits or licenses could be revoked if we fail to comply with the terms of such permits or licenses, and additional permits or licenses could be required in the future for our existing or expanded operations. If licenses, permits or approvals necessary for our brewery or pub operations were unavailable or unduly delayed, or if any such permits or licenses were revoked, our ability to conduct business could be substantially and adversely affected.
      Our brewery operations are also subject to environmental regulations and local permitting requirements and agreements regarding, among other things, air emissions, water discharges, and the handling and disposal of wastes. While we have no reason to believe the operations of our facilities violate any such regulation or requirement, if such a violation were to occur, or if environmental regulations were to become more stringent in the future, our business could be adversely affected.
      We are also subject to “dram shop” laws, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Our pubs have addressed this concern by establishing early closing hours and regularly scheduled employee training, however, large uninsured damage awards against the Company could adversely affect our financial condition.
      We may experience material losses in excess of insurance coverage. We believe we maintain insurance coverage that is customary for businesses of our size and type. There are, however, certain types of catastrophic losses that are not generally insured because it is not economically feasible to insure against such losses. Should an uninsured loss or a loss in excess of insured limits occur, such loss could have an adverse effect on our results of operations and financial condition.
      Declining sales trends could adversely effect brewery efficiency and our financial results. Our breweries have been operating at production levels substantially below their current and maximum designed capacities. Operating our breweries at low capacity utilization rates negatively impacts our gross margins and operating cash flows generated by the production facilities. We periodically evaluate whether we expect to recover the costs of our production facilities over the course of their useful lives. If facts and circumstances indicate that the carrying value of these long-lived assets may be impaired, an evaluation of recoverability will be performed in accordance with FASB Statement of Financial Accounting Standard (“SFAS’) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, by comparing the carrying value of the assets to projected future undiscounted cash flows in addition to other quantitative and qualitative analyses. If our management believes that the carrying value of such assets may not be recoverable, we will recognize an impairment loss by a charge against current operations.
      An increase in excise taxes could adversely affect our financial condition. The U.S. federal government currently imposes an excise tax of $18 per barrel on beer sold for consumption in the United States. However, any brewer with annual production under two million barrels instead pays federal excise tax in the amount of $7 per barrel on sales of the first 60,000 barrels. While we are not aware of any plans by the federal government to reduce or eliminate this benefit to small brewers, any such reduction in a material amount could have an adverse effect on our financial condition and results of operations. In addition, we would lose the benefit of this rate structure if we exceeded the two million barrel production threshold. Individual states also impose excise taxes on alcoholic beverages in varying amounts, which have also been subject to change. It is possible that excise taxes will be increased in the future by both federal and state governments. In addition, increased excise taxes on alcoholic beverages have in the past been considered in connection with various governmental budget-balancing or funding proposals. Any such increases in excise taxes, if enacted, could adversely affect our financial condition.
      Loss of income tax benefits could negatively impact results of operations. As of December 31, 2005, we had federal net operating tax loss carryforwards (“NOLs”) of $30.2 million, or $10.3 million tax-effected; federal alternative minimum tax credit carryforwards of $135,000; and state NOL carryforwards of $500,000 tax-effected. The federal NOLs expire from 2012 through 2024; the alternative minimum tax credit can be utilized to offset regular tax liabilities in future years and has no expiration date; and the state NOLs expire from 2006 through 2019. Federal NOLs, generally permitted to be carried forward no more than 20 years, and state NOLs, generally permitted to be carried forward 5 to 15 years, can be used to offset regular tax liabilities in future years. Based upon the available evidence, we believe it is more likely than not that all of our deferred tax assets will not be realized. Accordingly, we established a valuation allowance in 2002 and increased it further in 2003, 2004 and 2005 to cover certain federal and state NOLs that may expire before we are able to utilize the tax benefit. As of December 31, 2005 and 2004, the valuation allowance totaled $1,656,000 and $1,154,000, respectively. To the extent that we are unable to generate adequate taxable income in future periods, we will not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering potentially expiring NOLs.
      We are dependent upon the services of our key personnel. We depend on the services of our key management personnel, including Paul Shipman, our chief executive officer, and David Mickelson, our president and chief financial officer. If we lose the services of any members of our senior management or key personnel for any reason, we may be unable to replace them with qualified personnel, which could have a material adverse effect on our operations. We do not carry key person life insurance on any of our executive officers.
      We are subject to the risks of litigation. At any given time, we are subject to claims and actions incidental to the operation of our business. The outcome of these proceedings cannot be predicted. If a plaintiff were successful in a claim against our company, we could be faced with the payment of a material sum of money. If this were to occur, it could have an adverse effect on our financial condition.

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      The Company currently operates two highly automated small-batch breweries, one in the Seattle suburb of Woodinville, Washington and the other in Portsmouth, New Hampshire. See Notes 5 and 11 to the Financial Statements included elsewhere herein.
      The Washington Brewery. The Washington Brewery, located on approximately 22 acres (17 of which are developable) in Woodinville, Washington, a suburb of Seattle, is across the street from the Chateau Ste. Michelle Winery, next to the Columbia Winery and visible from a popular bicycle path. The Washington Brewery is comprised of an approximately 88,000 square-foot building, a 40,000 square-foot building and an outdoor tank farm. The two buildings house a 100-barrel brewhouse, fermentation cellars, filter rooms, grain storage silos, a bottling line, a keg filling line, dry storage, two coolers and loading docks. The brewery includes a retail merchandise outlet and the Forecasters Public House, a 4,000 square-foot family-oriented pub that seats 200 and features an outdoor beer garden that seats an additional 200. Additional entertainment facilities include a 4,000 square-foot special events room accommodating up to 250 people. The brewery also houses office space, a portion of which is occupied by the Company’s corporate office and the remainder of which is leased through October 2009. The brewery’s current production capacity is approximately 250,000 barrels per year under ideal brewing conditions. The Company purchased the land in 1993 and believes that its value has appreciated.
      The New Hampshire Brewery. The New Hampshire Brewery is located on approximately 23 acres in Portsmouth, New Hampshire. The land is subleased, the term of which expires in 2047, and contains two seven-year extension options. The New Hampshire Brewery is modeled after the Washington Brewery and is similarly equipped, but is larger in design, covering 125,000 square feet to accommodate all phases of the Company’s brewing operations under one roof. Also included is a retail merchandise outlet, the Cataqua Public House, a 4,000 square-foot family-oriented pub with an outdoor beer garden, and a special events room accommodating up to 250 people. Production began in late October 1996, with an initial brewing capacity of approximately 100,000 barrels per year. In order to accommodate anticipated sales growth, additional brewing capacity was installed in 2002 and 2003, bringing the current production capacity to approximately 125,000 barrels per year. Driven by further growth in the midwest and eastern markets, the Company plans to again increase its fermentation capacity in 2006, estimating that the expansion will add another 20,000 barrels of capacity by July 2006. The Company has the ability to phase in additional brewing capacity as needed, up to the maximum designed production capacity of approximately 250,000 barrels per year under ideal brewing conditions.

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
Paul S. Shipman (53) — Chief Executive Officer and Chairman of the Board
      Mr. Shipman is one of the Company’s founders and has served as the Company’s Chairman of the Board since November 1992 and Chief Executive Officer since June 1993. From September 1981 to November 2005, Mr. Shipman served as the Company’s President. Prior to founding the Company, Mr. Shipman was a marketing analyst for the Chateau Ste. Michelle Winery from 1978 to 1981. Mr. Shipman received his Bachelor’s degree in English from Bucknell University in 1975 and his Master’s degree in Business Administration from the Darden Business School, University of Virginia, in 1978. Since July 2004, Mr. Shipman has served as a director of Craft Brands.
David J. Mickelson (46) — President and Chief Financial Officer
      Mr. Mickelson was named President and Chief Financial Officer in December 2005. From August 2000 through November 2005, Mr. Mickelson served as Executive Vice President and Chief Financial Officer, and from March 1995 to November 2005, Mr. Mickelson also served as the Company’s Chief Operating Officer. From April 1994 to March 1995, he was the Company’s Vice President and General Manager. From July 1992 to December 1994, he served as its Chief Financial Officer, and was also named General Manager in January 1994. He served as the Company’s Controller from 1987 to July 1992, and additionally was elected Treasurer in 1989. From 1985 to 1987, he was the Controller for Certified Foods, Inc. and from 1981 to 1985, he served as a loan officer with Barclays Bank PLC. Mr. Mickelson received his Bachelor’s degree in Business Administration from the University of Washington in 1981.
Gerard C. Prial (51) — Vice President, Sales and Eastern Operations
      Mr. Prial has served as the Company’s Vice President, Sales and Eastern Operations since December 2005. Mr. Prial served as Vice President, East Coast Operations from November 2001 through November 2005. From 1996 to November 2001, Mr. Prial served as the General Manager of the Company’s New Hampshire Brewery. He served as the Company’s Southern California Field Sales Manager from August 1994 to March 1996. From April 1993 to April 1994, Mr. Prial served as Vice President of Sales for Brewski Brewing Company of Culver City, California. From 1979 to 1993, he served in various positions for Wisdom Import Sales Company in Irvine, California. From 1977 to 1979, Mr. Prial worked for the Miller Brewing Company as an Area Manager in the Pacific Northwest. He received his Bachelor’s degree in Management and Economics from Marietta College in Marietta, Ohio in 1977.
Allen L. Triplett (47) — Vice President, Brewing
      Mr. Triplett has served as Vice President, Brewing since March 1995. From 1987 to March 1995, he was the Company’s Production Manager. He has worked in virtually every facet of production since joining the Company in 1985. Mr. Triplett has taken coursework at the Siebel Institute of Brewing and the University of California at Davis. He is a member of the Master Brewers Association of America and is currently serving as its Vice President in the Northwest district and formerly as its Secretary and Treasurer. He is also a member of the American Society of Brewing Chemists and a current and founding board member of National Ambassadors at the University of Wyoming. He received his Bachelor’s degree in Petroleum Engineering from the University of Wyoming in 1985.
      There is no family relationship between any directors or executive officers of the Company.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      The Company’s Common Stock trades on the Nasdaq Stock Market under the trading symbol HOOK. The table below sets forth, for the fiscal quarters indicated, the reported high and low sale prices of the Company’s Common Stock, as reported on the Nasdaq Stock Market:

	High	Low

2005
First quarter	$4.200	$3.050
Second quarter	$3.750	$2.860
Third quarter	$3.340	$2.750
Fourth quarter	$3.420	$2.900
2004
First quarter	$3.000	$2.260
Second quarter	$2.740	$2.010
Third quarter	$4.300	$2.200
Fourth quarter	$3.750	$3.010
      As of March 17, 2006, there were 713 Common Stockholders of record, although the Company believes that the number of beneficial owners of its Common Stock is substantially greater.
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
      The following selected financial data should be read in conjunction with the Company’s Financial Statements and the Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. The selected statement of operations and balance sheet data for, and as of the end of, each of the five years in the period ended December 31, 2005, are derived from the financial statements of the Company. The operating data are derived from unaudited information maintained by the Company.
Restatement
      As discussed in Note 2 to the Financial Statements, the financial statements for the year ended December 31, 2004 and related Notes thereto contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2005 have been restated. All amounts in Selected Financial Data have been adjusted, as appropriate, for the effects of the restatement.

	Year Ended December 31,

	2005	2004	2003	2002	2001

		(Restated)
Statement of Operations Data (in thousands, except earnings (loss) per share):

Sales	$34,520	$36,640	$42,213	$40,913	$40,117
Less Excise Taxes	3,421	3,268	3,498	3,465	3,412

Net Sales	31,099	33,372	38,715	37,448	36,705
Cost of Sales	27,544	27,171	28,702	27,597	26,740

Gross Profit	3,555	6,201	10,013	9,851	9,965
Selling, General and Administrative Expenses	6,784	7,639	11,689	10,910	11,817
Income from Equity Investment in Craft Brands	2,392	1,123	—	—	—
Craft Brands Shared Formation Expenses	—	535	—	—	—

Operating Income (Loss)	(837)	(850)	(1,676)	(1,059)	(1,852)
Interest Expense	271	189	192	230	394
Other Income (Expense) — Net	125	116	59	30	249

Income (Loss) before Income Taxes	(983)	(923)	(1,809)	(1,259)	(1,997)
Income Tax Provision (Benefit)	217	331	30	(126)	(679)

Net Income (Loss)	$(1,200)	$(1,254)	$(1,839)	$(1,133)	$(1,318)

Basic Earnings (Loss) per Share	$(0.15)	$(0.18)	$(0.30)	$(0.18)	$(0.19)
Diluted Earnings (Loss) per Share	$(0.15)	$(0.18)	$(0.30)	$(0.18)	$(0.19)

Operating Data (in barrels):

Beer Shipped	225,300	216,400	228,800	225,900	223,100
Production Capacity, End of Period(1)	375,000	375,000	375,000	360,000	350,000

	December 31,

	2005	2004	2003	2002	2001

		(Restated)
Balance Sheet Data (in thousands):
Cash and Cash Equivalents	$6,436	$5,590	$6,123	$7,007	$6,364
Working Capital	5,232	3,661	4,511	4,346	4,640
Total Assets	72,578	74,128	77,131	79,982	82,155
Long-term Debt, Net of Current Portion(2)	4,752	5,175	5,625	6,075	6,525
Convertible Redeemable Preferred Stock	—	—	16,233	16,188	16,144
Common Stockholders’ Equity	60,027	61,161	47,916	50,027	52,474

(1)	Based on the Company’s estimate of current production capacity of equipment, assuming ideal brewing conditions, installed as of the end of such period. Amounts do not reflect maximum designed production capacity. See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)	Includes Term Loan and capital lease obligations. See Note 7 to the Financial Statements included elsewhere herein.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Restatement
      As discussed in Note 2 to the Financial Statements, the Financial Statements for the year ended December 31, 2004 and the related notes thereto contained in this Annual Report on Form 10-K for the year ended December 31, 2005 have been restated in order to correct an error. The Company inadvertently overstated its NOLs with the state of New Hampshire by recording NOLs in excess of limits prescribed by law, leading to an understatement of the Company’s income tax provision and an overstatement of the Company’s deferred tax asset, which is netted against the Company’s deferred income tax liability on the Company’s balance sheet. The effect of the adjustment on the statement of operations for the year ended December 31, 2004 is to increase the income tax provision and the net loss by $301,000. All amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operation have been adjusted, as appropriate, for the effects of the restatement.
      A more complete discussion of the restatement can be found in Note 2 to the Financial Statements contained in this Annual Report on Form 10-K and Item 4.02(a) of the Company’s Current Report on Form 8-K filed with the Commission on March 23, 2006.
Overview
      Since its formation, the Company has focused its business activities on the brewing, marketing and selling of craft beers in the United States. The Company produces its specialty bottled and draft products in two Company-owned breweries, one in the Seattle suburb of Woodinville, Washington and the other in Portsmouth, New Hampshire. Prior to July 1, 2004, the Company’s sales consisted predominantly of sales of beer to third-party distributors and A-B through the Company’s Distribution Alliance with A-B. Since July 1, 2004, the Company’s sales have consisted of sales of product to Craft Brands and A-B. The Company and Widmer manufacture and sell their product to Craft Brands at a price substantially below wholesale pricing levels; Craft Brands, in turn, advertises, markets, sells and distributes the product to wholesale outlets in the western United States through a distribution agreement between Craft Brands and A-B. (Due to state liquor regulations, the Company sells its product in Washington state directly to third-party beer distributors and returns a portion of the revenue to Craft Brands based upon a contractually determined formula). Profits and losses of Craft Brands are generally shared between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively. The Company continues to sell its product in the midwest and eastern United States through sales to A-B pursuant to the July 1, 2004 A-B Distribution Agreement. For additional information regarding Craft Brands and the A-B Distribution Agreement, see Item 1., Product Distribution — Relationship with Anheuser-Busch, Incorporated and — Relationship with Craft Brands Alliance LLC. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Craft Brands Alliance LLC ” below. In addition to sales of beer, the Company derives other revenues from sources including the sale of retail beer, food, apparel and other retail items in its two brewery pubs.
      For the year ended December 31, 2005, the Company had gross sales and a net loss of $34,520,000 and $1,200,000, respectively, compared to gross sales and a net loss of $36,640,000 and $1,254,000, respectively, for the year ended December 31, 2004. However, comparability of the Company’s 2005 operating results to the 2004 operating results is significantly impacted by the July 1, 2004 formation of Craft Brands and the July 1, 2004 A-B Distribution Agreement. While all sales in the western United States in 2005 were made to Craft Brands at discounted rates, sales in the western United States in 2004 were at two distinct pricing levels — at historical wholesale prices for the first six months of 2004 and at discounted rates for the last six months of 2004. In addition to changes in the sales structure in 2004, comparability of operating results was also impacted by changes in fees, freight, and selling and marketing costs.
      The Company’s sales volume (shipments) increased 4.1% to 225,300 barrels in 2005 as compared to 216,400 barrels in 2004. Sales in the craft beer industry generally reflect a degree of seasonality, with the first and fourth quarters historically being the slowest and the rest of the year typically demonstrating stronger sales. The Company has historically operated with little or no backlog, and its ability to predict sales for future periods is limited.
      The Company’s sales are affected by several factors, including consumer demand, price discounting and competitive considerations. The Company competes in the highly competitive craft brewing market as well as in the much larger specialty beer market, which encompasses producers of import beers, major national brewers that produce fuller-flavored products, and large spirit companies and national brewers that produce flavored alcohol beverages. Beyond the beer market, craft brewers also face competition from producers of wines and spirits. The craft beer segment is highly competitive due to the proliferation of small craft brewers, including contract brewers, and the large number of products offered by such brewers. Imported products from foreign brewers have enjoyed resurgence in demand since the mid-1990s. Certain national domestic brewers have also sought to appeal to this growing demand for craft beers by producing their own fuller-flavored products. In last few years, the specialty segment has seen the introduction of flavored alcohol beverages, the consumers of which, industry sources generally believe, correlate closely with the consumers of the import and craft beer products. Sales of these flavored alcohol beverages were initially very strong; while growth rates slowed in 2003 and 2004, sales in 2005 increased 4% as compared with 2004. The wine and spirits market has also experienced a surge in the past several years, attributable to competitive pricing, increased merchandising, and increased consumer interest in wine and spirits. Because the number of participants and number of different products offered in this segment have increased significantly in the past ten years, the competition for bottled product placements and especially for draft beer placements has intensified.
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
      In order to accommodate volume growth in the markets served by the New Hampshire Brewery, the Company expanded fermentation capacity during the first half of 2003, bringing the brewery’s production capacity from approximately 110,000 barrels per year at the end of December 2002 to the current capacity of approximately 125,000 barrels per year. Driven by further growth in the midwest and eastern markets, the Company plans to again increase its fermentation capacity in 2006, estimating that the expansion will add another 20,000 barrels of capacity by July 2006. As with the 2003 and 2006 expansions, production capacity at the New Hampshire Brewery can be added in phases until the facility reaches its maximum designed production capacity of approximately 250,000 barrels per year, under ideal brewing conditions. Such an increase would require additional capital expenditures, primarily for fermentation equipment, and production personnel. The decision to add capacity is affected by the availability of capital, construction constraints and anticipated sales in new and existing markets.
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
      In addition to capacity utilization, other factors that could affect cost of sales and gross margin include sales to Craft Brands at a price substantially below wholesale pricing levels, sales of contract beer at a pre-determined contract price, changes in freight charges, the availability and prices of raw materials and packaging materials, the mix between draft and bottled product sales, the sales mix of various bottled product packages, and fees related to the Distribution Agreement with A-B.
      See Item 1A. Risk Factors above.
Results of Operations
      The following table sets forth, for the periods indicated, certain items from the Company’s Statements of Operations expressed as a percentage of net sales:

	Year Ended December 31,

	2005	2004	2003

		(Restated)
Sales	111.0%	109.8%	109.0%
Less Excise Taxes	11.0	9.8	9.0

Net Sales	100.0	100.0	100.0
Cost of Sales	88.6	81.4	74.1

Gross Profit	11.4	18.6	25.9
Selling, General and Administrative Expenses	21.8	22.9	30.2
Income from Equity Investment in Craft Brands	7.7	3.4	—
Craft Brands Shared Formation Expenses	—	1.6	—

Operating Income (Loss)	(2.7)	(2.5)	(4.3)
Interest Expense	0.9	0.6	0.5
Other Income (Expense) — Net	0.4	0.3	0.2

Income (Loss) before Income Taxes	(3.2)	(2.8)	(4.6)
Income Tax Provision (Benefit)	0.7	1.0	0.1

Net Income (Loss)	(3.9)%	(3.8)%	(4.7)%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
      The following table sets forth, for the periods indicated, a comparison of certain items from the Company’s Statements of Operations:

	Year Ended December 31,
			Increase/	%
	2005	2004	(Decrease)	Change

	(In thousands, except barrels)
		(Restated)
Sales	$34,520	$36,640	$(2,120)	(5.8)%
Less Excise Taxes	3,421	3,268	153	4.7

Net Sales	31,099	33,372	(2,273)	(6.8)
Cost of Sales	27,544	27,171	373	1.4

Gross Profit	3,555	6,201	(2,646)	(42.7)
Selling, General and Administrative Expenses	6,784	7,639	(855)	(11.2)
Income from Equity Investment in Craft Brands	2,392	1,123	1,269	113.0
Craft Brands Shared Formation Expenses	—	535	(535)	(100.0)

Operating Income (Loss)	(837)	(850)	13	1.5
Interest Expense	271	189	82	43.4
Other Income (Expense) — Net	125	116	9	7.8

Income (Loss) before Income Taxes	(983)	(923)	(60)	(6.5)
Income Tax Provision (Benefit)	217	331	(114)	(34.4)

Net Income (Loss)	$(1,200)	$(1,254)	$54	4.3%

Beer Shipped (in barrels)	225,300	216,400	8,900	4.1%

      Sales. Total sales declined $2,120,000 in 2005 as compared to 2004, impacted by the following factors:

•	While all sales in the western United States in 2005 were made to Craft Brands at discounted rates, sales in the western United States in 2004 were at two distinct pricing levels — at historical wholesale prices for the first six months of 2004, and at discounted rates for the last six months of 2004. This difference in the pricing structure for 2005 relative to 2004 resulted in a $3,830,000 decline in total sales in 2005;

•	Improvements in overall pricing to Craft Brands resulted in a $245,000 increase in sales in 2005;

•	A decline in shipments in the western United States resulted in an $855,000 decline in sales in 2005 over 2004;

•	An increase in shipments of beer brewed on a contract basis as well as an improvement in pricing of these shipments contributed a $480,000 increase in sales in 2005;

•	Improvements in overall pricing in the midwest and eastern United States resulted in a $280,000 increase in sales in 2005 over 2004;

•	An increase in shipments in the midwest and eastern United States resulted in a $995,000 increase in sales in 2005; and

•	An increase of $465,000 in pub and other sales in 2005.

Shipments. Total sales volume in 2005 increased 4.1% to 225,300 barrels from 216,400 barrels in 2004, the result of a 14.2% increase in shipments of draft products and partially offset by a 1.9% decrease in shipments of bottled products. Since the mid 1990s, the Company’s sales of bottled beer have steadily increased as a percentage of total beer sales. This migration toward increasing bottled beer sales has reversed slightly over the past two years, with 59.2% of total shipments as bottle shipments versus 62.8% in 2004.

Included in the Company’s total shipments is beer brewed under a contract brewing arrangement with Widmer. In connection with the Supply and Distribution Agreement with Craft Brands, if shipments of the Company’s products in the Craft Brands territory decrease as compared to the previous year’s shipments, the Company has the right to brew Widmer products in an amount equal to the lower of (i) the Company’s product shipment decrease or (ii) the Widmer product shipment increase. In addition, the Company may, at Widmer’s request, agree to brew beer for Widmer in excess of the amount obligated by the contract. Under this contract brewing arrangement, the Company brewed and shipped 8,900 barrels and 2,300 barrels of Widmer draft beer in 2005 and 2004, respectively. Of these shipments, approximately 20% of 2005 barrels were in excess of the contractual obligation and all of the 2004 barrels were in excess of the obligation. Excluding shipments under this arrangement, shipments of the Company’s draft products increased 6.2% in the 2005 and total Company shipments increased 1.1%. Driven by the contractual obligation as well as Widmer’s production needs, the Company anticipates that beer brewed and shipped in 2006 under the contract brewing arrangement with Widmer will increase significantly over 2005 levels.

At December 31, 2005 and 2004, the Company’s products were distributed in 48 states. Shipments in the midwest and eastern United States increased by 9.4% in 2005 as compared to the same 2004 period but were partially offset by a 3.9% decline in shipments in the western United States. Contributing most significantly to the decline in shipments in the western United States were a 5.2% decrease in shipments to California and an 18.6% decrease in shipments to Colorado, primarily attributable to a decrease in price discounting. A significant portion of the Company’s sales continue to be in the Pacific Northwest region, which the Company believes is one of the most competitive craft beer markets in the United States, both in terms of number of market participants and consumer awareness. The Company faces extreme competitive pressure in Washington state, which is not only the Company’s largest market but is also its oldest market. Since 2000, the Company has experienced a decline in sales volume in Washington state of approximately 20%. Shipments to Washington state decreased by 1.8% in 2005 compared to 2004. Management believes that the decline can be partially attributable to the relative maturity of the brand in this region and, more recently, the formation of Craft Brands. The Company believes that the beer industry is influenced by individual relationships. The transition to Craft Brands impacted its established wholesaler and retailer relationships which, prior to Craft Brands, had existed for many years. Because the transition to Craft Brands took longer than anticipated, and because nearly all the Company’s sales staff responsible for Washington state left the Company, the Company and Craft Brands have had to re-establish many of these relationships with wholesalers and retailers. During the second quarter of 2005, Craft Brands introduced in the western United States several major marketing initiatives aimed at updating the Redhook brand image, including a proprietary Redhook bottle and new packaging design, combined with a new marketing campaign. Sales have also been impacted by a reduction in the pricing promotions historically offered in these regions.

Sales to Craft Brands represented approximately 56.2% of total shipments, or 126,000 barrels in 2005, compared to 29.4% of total shipments, or 63,600 barrels in 2004.

Pricing and Fees. The Company sells its product at wholesale pricing levels in the midwest and eastern United States, at lower than historical wholesale pricing levels to Craft Brands in the western United States, and at agreed-upon pricing levels for beer brewed on a contract basis.

The Company continues to sell its product at wholesale pricing levels in the midwest and eastern United States through sales to A-B. Average wholesale revenue per barrel for draft products, net of discounts, increased approximately 5.5% in 2005 as compared to 2004. Average wholesale revenue per barrel for bottled products, net of discounts, decreased approximately 0.6% in 2005 as compared to 2004. Seldom, if ever, are pricing changes driven by an inflationary period. Instead, pricing changes implemented by the Company generally follow pricing changes initiated by large domestic or import brewing companies. While the Company has implemented modest pricing increases during the past few years, some of the benefit has been offset by competitive promotions and discounting. Additionally, the Company may experience a decline in sales in certain regions following a price increase.

The Company sells its product to Craft Brands at a price substantially below historical wholesale pricing levels pursuant to a Supply and Distribution Agreement with Craft Brands; Craft Brands, in turn, advertises, markets, sells and distributes the product to wholesale outlets in the western United States through a distribution agreement between Craft Brands and A-B. Average revenue per barrel for draft products sold to Craft Brands increased approximately 1.2% in 2005 as compared to 2004. Average revenue per barrel for bottled products sold to Craft Brands increased approximately 4.3% in 2005 as compared to 2004. The price charged Craft Brands is generally adjusted annually. Because Craft Brands’ formation did not occur until July 2004, approximately 68,000 barrels sold in the western United States in the first half of 2004 were at historical wholesale pricing levels.

Average revenue per barrel on beer brewed on a contract basis is at agreed upon pricing levels between the Company and its customers and is generally at a price substantially lower than historical wholesale pricing levels.

In connection with all sales through the Distribution Alliance prior to July 1, 2004, the Company paid a Margin fee to A-B. The Margin did not apply to sales to wholesalers and others that were part of the A-B distribution network but that were not part of the Distribution Alliance, including most sales to Washington state wholesalers, sales to non-A-B wholesalers, sales by the Company’s retail operations, and dock sales. The July 1, 2004 A-B Distribution Agreement modified the Margin fee structure such that the Margin per barrel shipped increased and is paid on all sales through the new A-B Distribution Agreement. The Margin does not apply to sales to the Company’s retail operations or to dock sales. The Margin also does not apply to the Company’s sales to Craft Brands because Craft Brands pays a comparable fee to A-B on its resale of the product. The A-B Distribution Agreement also provides that the Company shall pay an additional fee on shipments that exceed shipments for the same territory during fiscal 2003 (the “Additional Margin”). In addition, the Exchange and Recapitalization Agreement provided that the Margin be retroactively increased to the rate provided in the A-B Distribution Agreement for all shipments in June 2004. In 2005, the Margin was paid to A-B on shipments totaling 85,000 barrels to 472 distribution points. Because 2005 shipments in the midwest and eastern United States exceeded 2003 shipments in the same territory, the Company paid A-B the Additional Margin on 7,000 barrels. For the six month period ended December 31, 2004, the Margin was paid to A-B on shipments totaling 38,000 barrels to 371 distribution points and the retroactive increase on June 2004 shipments was paid on approximately 20,000 barrels. For the six months ended June 30, 2004, the Margin was paid to A-B on shipments totaling 84,000 barrels to 495 Alliance distribution points. The Margin paid is reflected as a reduction of sales in the Company’s statements of operations.

Retail Operations and Other Sales. Sales in the Company’s retail operations and other sales increased $465,000 to $5,317,000 in 2005 from $4,851,000 for same 2004 period, primarily the result of an increase in special event and food sales.

      Excise Taxes. Excise taxes increased $153,000 to $3,421,000 in 2005 compared to $3,268,000 in 2004, primarily the result of the overall increase in 2005 shipments compared to 2004. The Company continues to be responsible for federal and state excise taxes for all shipments, including those to Craft Brands and those brewed under contract. The comparability of excise taxes as a percentage of net sales is impacted by average revenue per barrel, the mix of sales in the midwest and eastern United States, sales to Craft Brands, sales of beer brewed on a contract basis, pub sales, and the estimated annual average federal and state excise tax rates.
      Cost of Sales. Comparing 2005 and 2004, cost of sales increased 1.4%, or $373,000, yet declined on a per barrel basis. The decline on a per barrel basis is primarily attributable to a decrease in freight, offset by a slight increase in the cost of new packaging. Although the Company experienced higher freight costs on shipments to midwest and eastern markets during the second half of 2005, full year freight costs declined by nearly 27% compared to 2004, as the cost of shipping Redhook products in the western United States became the responsibility of Craft Brands in the third quarter of 2004. The Company introduced a new packaging and label design in the western United States markets in May 2005 and in midwest and eastern United States in the fourth quarter of 2005. Based upon the breweries’ combined current production capacity of 375,000 barrels for 2005 and 2004, the utilization rates were 60.1% and 57.7%, respectively.
      In January 2003, the Company entered into a licensing agreement with Widmer to produce and sell Widmer Hefeweizen in states east of the Mississippi River. Brewing of this product is conducted at the New Hampshire Brewery under the supervision and assistance of Widmer’s brewing staff to insure their brand’s quality and matching taste profile. The Company shipped 26,000 and 18,000 barrels of Widmer Hefeweizen during 2005 and 2004, respectively. A licensing fee of $399,000 and $266,000 due to Widmer is reflected in the Company’s statement of operations for the year ended December 31, 2005 and 2004, respectively.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $855,000 to $6,784,000 from expenses of $7,639,000 in 2004, significantly impacted by the formation of Craft Brands. A significant reduction in advertising, marketing and selling costs in the western United States following the transition to Craft Brands was somewhat offset by an increase in advertising and promotional spending and additional sales personnel in midwest and eastern markets. While the Company and Widmer sought the regulatory approval required for Craft Brands to become fully operational, they agreed to share certain sales-related costs, primarily salaries and overhead. The Company’s share of those costs totaled $554,000 in 2004 and is reflected in the Company’s statement of operations as selling, general and administrative expenses.
      Income from Equity Investment in Craft Brands. In accordance with the Craft Brands Operating Agreement, the Company made a $250,000 sales and marketing capital contribution to Craft Brands, which was to be used by Craft Brands for expenses related to the marketing, advertising, and promotion of Redhook products. After giving effect to the allocation of the Special Marketing Expense, which is allocated 100% to Redhook, and giving effect to income attributable to the Kona brand, which is shared differently between the Company and Widmer through 2006, the Operating Agreement dictates that remaining profits and losses of Craft Brands are allocated between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively. For the year ended December 31, 2005, the Company’s share of Craft Brands net income totaled $2,392,000. This share of Craft Brands’ profit was net of $135,000 of the Special Marketing Expense that had been incurred by Craft Brands during the same period and was fully allocated to the Company. As of December 31, 2005, the entire $250,000 2004 sales and marketing capital contribution made by the Company had been used by Craft Brands for designated Special Marketing Expenses and netted against Craft Brands’ profits allocated to the Company. For the six months ended December 31, 2004, the Company’s share of Craft Brands’ net income totaled $1,123,000. This share of Craft Brands’ profit was net of $115,000 of the Special Marketing Expense that had been incurred by Craft Brands during the same period and was fully allocated to the Company. Net cash flow of Craft Brands, if any, is generally distributed monthly to the Company based on the Company’s cash flow percentage of 42%. During the 2005 and 2004, the Company received cash distributions of $2,769,000 and $903,000, respectively, representing its share of the net cash flow of Craft Brands.
      Craft Brands Shared Formation Expenses. In conjunction with the formation of Craft Brands, both the Company and Widmer incurred certain start-up expenses, including severance expenses and legal fees. The Company’s operating income (loss) reflects $535,000 attributable to the Company’s share of these expenses for the year ended December 31, 2004.
      Interest Expense. Interest expense was $271,000 in 2005, up from $189,000 in 2004. Higher average interest rates in 2005, partially offset by a declining term loan balance, resulted in an increase in interest expense.
      Other Income (Expense) — Net. Other income (expense) — net increased by $9,000 to income of $125,000 in 2005 compared to income of $116,000 in 2004. Results for 2005 include approximately $126,000 in interest income earned on interest-bearing deposits and $26,000 resulting from loss on the disposal of brewing equipment. Results for 2004 include approximately $45,000 in interest income earned on interest-bearing deposits and $71,000 of other income, primarily consisting of a filing commission from a state taxing authority.
      Income Taxes. The Company’s effective income tax rate was a 22.1% expense in 2005 as compared to a 35.8% expense for in 2004. In 2005 and 2004, the Company increased the valuation allowance by $502,000 and $416,000, respectively, to cover net tax operating loss carryforwards and other net deferred tax assets. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically certain federal and state NOLs that may expire before the Company is able to utilize the tax benefit. Realization of the benefit is dependent on the Company’s ability to generate future U.S. taxable income. To the extent that the Company continues to be unable to generate adequate taxable income in future periods, the Company will not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering potentially expiring NOLs. As discussed in Note 2 to the Financial Statements, the Company has restated the financial statements for the year ended December 31, 2004 in order to correct an overstatement of the Company’s deferred tax asset, which is netted against the Company’s deferred income tax liability on the Company’s balance sheet. The Company overstated its NOLs with the state of New Hampshire by recording NOLs in excess of limits prescribed by law, leading to an understatement of the Company’s income tax provision and an overstatement of the Company’s deferred tax asset. The effect of the adjustment on the statement of operations for the year ended December 31, 2004 is to increase the income tax provision and the net loss by $301,000, resulting in an increase in the Company’s effective tax rate from 3.2% to 35.8% expense.

Craft Brands Alliance LLC
      The Company has accounted for its investment in Craft Brands under the equity method, as outlined by APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. Pursuant to APB No. 18, the Company has recorded its share of Craft Brands’ net income in the Company’s statement of operations as income from equity investment in Craft Brands. Separate financial statements for Craft Brands are included in this Annual Report on Form 10-K in Part IV., Item 15. Exhibits and Financial Statement Schedules, in accordance with Rule 3-09 of Regulation S-X. The following summarizes a comparison of certain items from Craft Brands’ statements of operations for the year ended December 31, 2005 and the six months ended December 31, 2004.
      Sales. Craft Brands’ sales totaled $60,784,000 for the year ended December 31, 2005 and $27,777,000 for the six months ended December 31, 2004. In addition to selling 126,000 barrels of the Company’s product to wholesalers in the Western Territory during the year ended December 31, 2005 and 63,600 barrels during the six months ended December 31, 2004, Craft Brands also sold products brewed by Widmer and Kona Brewery LLC (“Kona”). Average wholesale revenue per barrel for all draft products sold by Craft Brands, net of discounts, increased approximately 1.1% during the twelve months of 2005 as compared to the six months of 2004. Average wholesale revenue per barrel for all bottle products sold by Craft Brands, net of discounts, increased approximately 1.7% during the twelve months of 2005 as compared to the six months of 2004. For the year ended December 31, 2005, average wholesale revenue per barrel for all products sold by Craft Brands was approximately 5.4% higher than average wholesale revenue per barrel on sales to wholesalers by the Company during the same period. Craft Brands’ sales efforts during 2005 and 2004 included a reduction in discounting on the Company’s products. Craft Brands also pays a fee to A-B in connection with sales to A-B that are comparable to fees paid by the Company.
      Cost of Sales. Cost of sales for Craft Brands totaled $44,822,000 for the year ended December 31, 2005 and $20,104,000 for the six months ended December 31, 2004. On a per barrel basis, cost of sales increased modestly due to prices at which Craft Brands purchased product from the Company and Widmer. Craft Brands purchases product from the Company and Widmer at prices substantially below wholesale pricing levels pursuant to the Supply and Distribution Agreement between Craft Brands and each of the Company and Widmer. Craft Brands has realized improvement in its average freight cost per barrel over the Company’s historical costs, largely as a result of synergies created by negotiating its shipping relationships as a single larger entity.

      Selling, General and Administrative Expenses. Craft Brands’ selling, general and administrative expenses totaled $9,708,000 for year ended December 31, 2005 and $4,704,000 for the six months ended December 31, 2004, reflecting all advertising, marketing and promotion efforts for the Company’s, Widmer’s and Kona’s brands. During 2005, Craft Brands focused significant effort on advertising and promotion in conjunction with the May 2005 introduction of new packaging for the Company’s bottled product. Selling, general and administrative expenses of Craft Brands for 2005 includes approximately $135,000 designated as Special Marketing Expense. During the six months ended December 31, 2004, Craft Brands suspended many of the Company’s major advertising and promotion efforts while it completed an assessment of the Redhook brand. Selling, general and administrative expenses of Craft Brands for the six months ended December 31, 2004 includes approximately $115,000 designated as Special Marketing Expense. As of December 31, 2005, the entire $250,000 2004 sales and marketing capital contribution made by the Company had been used by Craft Brands for designated Special Marketing Expenses and netted against Craft Brands’ 2004 and 2005 profits allocated to the Company.
      Net Income. Craft Brands’ net income totaled $5,924,000 for the year ended December 31, 2005 and $2,869,000 for the six months ended December 31, 2004. The Company’s share of Craft Brands’ net income totaled $2,392,000 and $1,123,000 for these respective periods. After giving effect to the allocation of the Special Marketing Expense, which is allocated 100% to Redhook, and giving effect to income attributable to the Kona brand, which is shared differently between the Company and Widmer through 2006, the Operating Agreement dictates that remaining profits and losses of Craft Brands are allocated between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
      The following table sets forth, for the periods indicated, a comparison of certain items from the Company’s statements of operations:

	Year Ended December 31,
			Increase/	%
	2004	2003	(Decrease)	Change

	(In thousands, except barrels)
	(Restated)
Sales	$36,640	$42,213	$(5,573)	(13.2)%
Less Excise Taxes	3,268	3,498	(230)	(6.6)

Net Sales	33,372	38,715	(5,343)	(13.8)
Cost of Sales	27,171	28,702	(1,531)	(5.3)

Gross Profit	6,201	10,013	(3,812)	(38.1)
Selling, General and Administrative Expenses	7,639	11,689	(4,050)	(34.6)
Income from Equity Investment in Craft Brands	1,123	—	1,123	100.0
Craft Brands Shared Formation Expenses	535	—	535	100.0

Operating Income (Loss)	(850)	(1,676)	826	49.3
Interest Expense	189	192	(3)	(1.6)
Other Income (Expense) — Net	116	59	57	96.6

Income (Loss) before Income Taxes	(923)	(1,809)	886	49.0
Income Tax Provision (Benefit)	331	30	301	1,003.3

Net Income (Loss)	$(1,254)	$(1,839)	$585	31.8%

Beer Shipped (in barrels)	216,400	228,800	(12,400)	(5.4)%

      Sales. Total sales declined $5,573,000 in 2004 as compared to 2003, impacted by the following factors:

•	While sales in the western United States in 2004 were at two distinct pricing levels (at historical wholesale prices for the first six months of 2004 and at discounted rates for the last six months of 2004), all sales in the western United States in 2003 were made at historical wholesale prices. This difference in the pricing structure for 2004 relative to 2003 resulted in a $4,500,000 decline in total sales in 2004;

•	A decline in shipments resulted in a $2,470,000 decline in sales in 2004;

•	Improvements in overall pricing in the midwest and eastern United States resulted in a $710,000 increase in sales in 2004; and

•	An increase of $269,000 in pub and other sales in 2004.

Shipments. Total Company shipments declined 5.4%. Total sales volume for 2004 decreased to 216,400 barrels from 228,800 barrels for the same period in 2003, the result of an 8.5% decrease in shipments of its bottled products and a 0.2% increase in shipments of the Company’s draft products. Since the mid 1990s, bottled beer sales have steadily increased as a percentage of total beer sales. However, this migration toward increasing bottle beer sales reversed slightly in 2004, with 62.8% of total shipments in 2004 being bottled beer shipments versus 64.9% in 2003. Excluding shipments of beer brewed under contract, shipments of the Company’s draft products decreased 2.5% and total Company shipments decreased 6.4% in 2004.

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

Approximately 29.4%, or 63,600 barrels, of the 2004 total shipments were sold to Craft Brands at a price substantially below wholesale pricing levels.

Pricing and Fees. Significantly impacting the comparability of 2004 to 2003 are those sales of Redhook product to Craft Brands in the second half of 2004. The Company sells its product at wholesale pricing levels in the midwest and eastern United States, at lower than historical wholesale pricing levels to Craft Brands in the western United States, and at agreed-upon pricing levels for beer brewed on a contract basis.

The Company continues to sell its product at wholesale pricing levels in the midwest and eastern United States through sales to A-B. Average wholesale revenue per barrel on sales in the midwest and eastern United States showed modest improvement while fees that the Company paid to A-B on sales in these same regions increased pursuant to the July 1, 2004 Distribution Agreement with A-B. Improvement in average wholesale revenue per barrel was driven by strength in pricing in many of the Company’s markets, although the 2004 average revenue per barrel did experience some downward pressure as a result of the contract brewing arrangement with Widmer, sold at a significantly lower revenue per barrel during the second quarter of 2004. Average wholesale revenue per barrel for draft products, excluding contract sales and net of discounts, increased approximately 1.3% in 2004 as compared to 2003. This increase in pricing accounted for approximately $130,000 of the change in total sales. Average wholesale revenue per barrel for bottled products, net of discounts, increased approximately 1.9% in 2004 as compared to 2003. This increase in pricing accounted for approximately $580,000 of the change in total sales. Seldom, if ever, are pricing changes driven by an inflationary period. Instead, pricing changes implemented by the Company generally follow pricing changes initiated by large domestic or import brewing companies. While the Company has implemented modest pricing increases during the past few years, some of the benefit has been offset by competitive promotions and discounting. Additionally, the Company may experience a decline in sales in certain regions following a price increase.

The Company sells its product to Craft Brands at a price substantially below historical wholesale pricing levels; Craft Brands, in turn, advertises, markets, sells and distributes the product to wholesale outlets in the western United States through a distribution agreement between Craft Brands and A-B. For the year ended December 31, 2004, sales to Craft Brands represented 29.4% of total shipments, or 63,600 barrels. Because Craft Brands’ formation did not occur until July 2004, approximately 68,000 barrels sold in the western United States in the first half of 2004 were at historical wholesale pricing levels.

In connection with all sales through the Distribution Alliance prior to July 1, 2004, the Company paid a Margin fee to A-B. The Margin did not apply to sales to wholesalers and others that were part of the A-B distribution network but that were not part of the Distribution Alliance, including most sales to Washington state wholesalers, sales to non-A-B wholesalers, sales by the Company’s retail operations, and dock sales. The July 1, 2004 A-B Distribution Agreement modified the Margin fee structure such that the Margin per barrel shipped increased and is paid on all sales through the new A-B Distribution Agreement. The Margin does not apply to sales to the Company’s retail operations or to dock sales. The Margin also does not apply to the Company’s sales to Craft Brands because Craft Brands pays a comparable fee to A-B on its resale of the product. The A-B Distribution Agreement also provides that the Company shall pay an additional fee on shipments that exceed shipments for the same territory during fiscal 2003. In addition, the Exchange and Recapitalization Agreement provided that the Margin be retroactively increased to the rate provided in the A-B Distribution Agreement for all shipments in June 2004. For the six month period ended December 31, 2004, the Margin was paid to A-B on shipments totaling 38,000 barrels to 371 distribution points and the retroactive increase on June 2004 shipments was paid on approximately 20,000 barrels. For the six months ended June 30, 2004, the Margin was paid to A-B on shipments totaling 84,000 barrels to 495 Alliance distribution points. For the year ended December 31, 2003, the Margin was paid to A-B on shipments totaling 166,000 barrels to 527 Alliance distribution points. The Margin paid is reflected as a reduction of sales in the Company’s statement of operations.

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
      Cost of Sales. Comparing 2004 to 2003, cost of sales decreased 5.3%, or $1,531,000, but remained flat on a per barrel basis. Freight costs declined by approximately 30% as the cost of shipping Redhook product in the western United States was assumed by Craft Brands in July 2004, and the Company’s effort at streamlining its shipping relationships in the midwest and eastern United States yielded additional savings.

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
      In January 2003, the Company entered into a licensing agreement with Widmer to produce and sell Widmer Hefeweizen in states east of the Mississippi River. Brewing of this product is conducted at the New Hampshire Brewery under the supervision and assistance of Widmer’s brewing staff to insure their brand’s quality and matching taste profile. The Company shipped 18,000 and 12,000 barrels of Widmer Hefeweizen during 2004 and 2003, respectively. A licensing fee of $266,000 and $166,000 due to Widmer is reflected in the Company’s statement of operations for the year ended December 31, 2004 and 2003, respectively.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $4,050,000 to $7,639,000 from expenses of $11,689,000 for the year ended December 31, 2003, significantly impacted by the formation of Craft Brands as well as Company efforts to re-focus its sales and marketing spending in its primary markets. All advertising, marketing and selling costs in the western United States became the responsibility of Craft Brands on July 1, 2004. While the Company and Widmer sought the regulatory approval required for Craft Brands to become fully operational, they agreed to share certain sales-related costs, primarily salaries and overhead. The Company’s share of those costs totaled $554,000 for 2004 and is reflected in the Company’s statement of operations as selling, general and administrative expenses.
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
      Income Taxes. The Company’s effective income tax rate was a 35.8% expense for the year ended December 31, 2004 and a 1.6% expense for the comparable 2003 period. In 2004 and 2003, the Company increased the valuation allowance to fully cover net tax operating loss carryforwards and other net deferred tax assets that were generated during the period. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically certain federal and state NOLs that may expire before the Company is able to utilize the tax benefit. Realization of the benefit is dependent on the Company’s ability to generate future U.S. taxable income. To the extent that the Company continues to be unable to generate adequate taxable income in future periods, the Company will not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering potentially expiring NOLs. As discussed in Note 2 to the Financial Statements, the Company has restated the financial statements for the year ended December 31, 2004 in order to correct an overstatement of the Company’s deferred tax asset, which is netted against the Company’s deferred income tax liability on the Company’s balance sheet. The Company overstated its NOLs with the state of New Hampshire by recording NOLs in excess of limits prescribed by law, leading to an understatement of the Company’s income tax provision and an overstatement of the Company’s deferred tax asset. The effect of the adjustment on the statement of operations for the year ended December 31, 2004 is to increase the income tax provision and the net loss by $301,000, resulting in an increase in the Company’s effective income tax rate from 3.1% to 35.8% expense.

Craft Brands Alliance LLC
      The Company has accounted for its investment in Craft Brands under the equity method, as outlined by APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. Pursuant to APB No. 18, the Company has recorded its share of Craft Brands’ net income in the Company’s statement of operations as income from equity investment in Craft Brands. Separate financial statements for Craft Brands are filed with the Company’s Form 10-K for the year ended December 31, 2004, in Part IV., Item 15. Exhibits and Financial Statement Schedules in accordance with Rule 3-09 of Regulation S-X. The following summarizes certain items included in Craft Brands’ statement of operations for the six months ended December 31, 2004.
      Sales. Craft Brands’ sales totaled $27,777,000 for the six month period ended December 31, 2004. In addition to selling 63,600 barrels of the Company’s product to wholesalers in the Western Territory, Craft Brands also sold products brewed by Widmer and Kona. Average wholesale revenue per barrel for all products sold by Craft Brands for the six month period ended December 31, 2004 was approximately 2% higher than average wholesale revenue per barrel on sales to wholesalers by the Company during the year ended December 31, 2004. Craft Brands’ sales efforts during the last half of 2004 included a reduction in discounting on the Company’s products. Craft Brands also pays a fee to A-B in connection with sales to A-B that are comparable to fees paid by the Company.
      Cost of Sales. Cost of sales for Craft Brands totaled $20,104,000 for the six month period ended December 31, 2004. Craft Brands purchases product from the Company and Widmer at prices substantially below wholesale pricing levels pursuant to the Supply and Distribution Agreement between Craft Brands and each of the Company and Widmer. Craft Brands realized improvement in its average freight cost per barrel over the Company’s historical costs, largely a result of synergies created by negotiating its shipping relationships as a single larger entity.
      Selling, General and Administrative Expenses. Craft Brands’ selling, general and administrative expenses totaled $4,704,000 for the six month 2004 period, reflecting all advertising, marketing and promotion efforts for the Company’s, Widmer’s and Kona’s brands. During the six months ended December 31, 2004, Craft Brands suspended many of the Company’s major advertising and promotion efforts while it completed an assessment of brand. In accordance with the Craft Brands Operating Agreement, the Company made a $250,000 sales and marketing capital contribution on July 1, 2004, which was to be used by Craft Brands for expenses related to the marketing, advertising, and promotion of Redhook products. Selling, general and administrative expenses for Craft Brands for the six month period ended December 31, 2004 includes approximately $115,000 designated as Special Marketing Expense.
      Net Income. Craft Brands’ net income totaled $2,869,000 for the six month period ended December 31, 2004. The Company’s share of Craft Brands’ net income totaled $1,123,000. After giving effect to the allocation of the Special Marketing Expense, which is allocated 100% to Redhook, and giving effect to income attributable to the Kona brand, which is shared differently between the Company and Widmer through 2006, the Operating Agreement dictates that remaining profits and losses of Craft Brands are allocated between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively.

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
      The Company had $6,436,000 and $5,590,000 of cash and cash equivalents at December 31, 2005 and 2004, respectively. At December 31, 2005, the Company had working capital of $5,232,000. The Company’s long-term debt as a percentage of total capitalization (long-term debt and common stockholders’ equity) was 8.0% and 8.4% as of December 31, 2005 and 2004, respectively. Cash provided by operating activities decreased to $1,509,000 in 2005 from $2,156,000 in 2004. Cash provided by operating activities was lower in 2005 as a result of the timing of collection of accounts receivable and the trade receivable from Craft Brands, a reduction in the December 31, 2003 inventory level to a lower level at December 31, 2004 and 2005, timing and payment of trade payables, a significant payment in 2005 to return pallet deposits to A-B, and normal fluctuations in other operating assets and liabilities, partially offset by cash distributions resulting from the Company’s investment in Craft Brands. In conjunction with the shipment of its products to wholesalers, the Company collects refundable deposits on its pallets. In certain circumstances when the pallets are returned to the Company, A-B may return the deposit to the wholesaler. In May 2005, the Company reimbursed A-B approximately $881,000 for these pallet deposits.
      The Company’s capital expenditures for 2005 totaled $585,000, including approximately $125,000 related to improvements to the Washington Brewery bottling line to accommodate the new packaging and bottle and $135,000 for upgrades to the Company’s information technology system. Capital expenditures for fiscal year 2006 are expected to total approximately $888,000, primarily for additional fermentation tanks for the New Hampshire Brewery. In connection with the shipment of its draft products to wholesalers through the A-B Distribution Agreement, the Company collects refundable deposits on its kegs. Because wholesalers generally hold an inventory of the Company’s kegs at their warehouse and in retail establishments, A-B assists in monitoring the inventory of kegs to insure that the wholesaler can account for all kegs shipped. When a wholesaler cannot account for some of the Company’s kegs for which it is responsible, the wholesaler pays the Company, for each keg determined to be lost, a fixed fee and also forfeits the deposit. For the year ended December 31, 2005, the Company reduced its brewery equipment by $305,000 collected in lost keg fees and forfeited deposits.
      The Company has a credit agreement with a bank under which a term loan (the “Term Loan”) is provided. The Term Loan matures on June 5, 2007 and has a 20-year amortization schedule. The credit agreement also provided for a $2 million revolving credit facility; however, the Company did not renew the revolving facility upon the July 1, 2004 expiration of the commitment period. There were no borrowings outstanding under the revolving facility at the time of its expiration.
      The Term Loan is secured by substantially all of the Company’s assets. Since June 5, 2002, interest on the Term Loan accrued at a variable rate based on the London Inter Bank Offered Rate (“LIBOR”) plus 1.75%. The Company has the option to fix the applicable interest rate for up to twelve months by selecting LIBOR for one- to twelve- month periods as a base. As of December 31, 2005, there was $5.175 million outstanding on the Term Loan, and the Company’s one-month LIBOR-based borrowing rate was 6.1%. The termination of the A-B Distribution Agreement for any reason would constitute an event of default under the credit agreement and the bank may declare the entire outstanding loan balance immediately due and payable. See Item 1A. Risk Factors above. If this were to occur, the Company could seek to refinance its Term Loan with one or more banks or obtain additional equity capital; however, there can be no assurance the Company would be able to access additional capital to meet its needs or that such additional capital would be at commercially reasonable terms.
      The terms of the credit agreement require the Company to meet certain financial covenants. These financial covenants, as defined in the credit agreement, are as follows: the capital ratio (total liabilities to tangible net worth) must be less than 1.25:1; working capital must be greater than $1,900,000; and the fixed charge coverage ratio (cash flow to debt service) must be greater than 1.15:1. The Company was in compliance with all covenants for the quarter ended December 31, 2005 and expects that it will remain in compliance with its debt covenants for the next twelve months. In December 2001, March 2003, February 2004 and October 2004, the credit agreement was amended to modify several financial covenants. In January 2006, the credit agreement was amended to eliminate the tangible net worth covenant (shareholders’ equity less intangible assets) as of the year ended December 31, 2005. These modifications to the financial covenants have reduced the likelihood that a violation of the covenants by the Company will occur in the future. However, if the Company were to report a significant net loss for one or more quarters within a time period covered by the financial covenants, one or more of the covenants would be negatively impacted and could cause a violation. Failure to meet the covenants required by the credit agreement is an event of default and, at its option, the bank could deny a request for a waiver and declare the entire outstanding loan balance immediately due and payable. In such a case, the Company would seek to refinance the loan with one or more banks, potentially at less desirable terms. However, there can be no guarantee that additional financing would be available at commercially reasonable terms, if at all.
      The following table summarizes the financial covenants required by the Term Loan and the Company’s current level of compliance with these covenants:

Quarter Ended
	Required by Term Loan	December 31, 2005

Capital Ratio	Less than: 1.25:1	0.21:1
Working Capital	Greater than $1,900,000	$5,232,389
Fixed Charge Coverage Ratio	Greater than 1.15:1	1.997:1

      Contractual Commitments. The Company has certain commitments, contingencies and uncertainties relating to its normal operations. As of December 31, 2005, contractual commitments associated with the Company’s long-term debt, operating leases and raw material purchase commitments are as follows:

	Year Ended December 31,

	2006	2007	2008	2009	2010	Thereafter	Total

	(In thousands)
Long-term Debt(1)	$459	$4,734	$9	$9	$3	$—	$5,214
Operating Leases(2)	265	263	263	263	272	11,828	13,154
Malt and Hop Commitments(3)	1,894	1,795	667	—	—	—	4,356
Other Operating Purchase Obligations(4)	235	81	74	10	4	3	407

	$2,853	$6,873	$1,013	$282	$279	$11,831	$23,131

(1)	Represents annual principal payments required on the Company’s Term Loan and annual lease payments (including portion of payments imputed as interest) on capital lease obligations. Interest on the Term Loan accrues at LIBOR plus 1.75% and interest on capital leases are calculated at the Company’s incremental borrowing rate at the inception of each lease. Monthly interest payments on the Term Loan are not reflected above. The termination of the A-B Distribution Agreement for any reason would constitute an event of default under the credit agreement and the bank may declare the entire outstanding loan balance immediately due and payable.

(2)	Represents minimum aggregate future lease payments under noncancelable operating leases.

(3)	Represents purchase commitments to ensure that the Company has the necessary supply of malted barley and specialty hops to meet future production requirements. Payments for malted barley are made as deliveries are received. Hop contracts generally provide for payment upon delivery of the product with the balance due on any unshipped product during the year following the harvest year. The Company believes that, based upon its relationships with its hop suppliers, the risk of non-delivery is low and that if non-delivery of its required supply of hops were to occur, the Company would be able to purchase hops to support its operations from other competitive sources. Malt and hop commitments in excess of future requirements, if any, will not materially affect the Company’s financial condition or results of operations.

(4)	Represents legally-binding production and operating purchase commitments.
Certain Considerations: Issues and Uncertainties
      The Company does not provide forecasts of future financial performance or sales volumes, although this Annual Report contains certain other types of forward-looking statements that involve risks and uncertainties. The Company may, in discussions of its future plans, objectives and expected performance in periodic reports filed by the Company with the Securities and Exchange Commission (or documents incorporated by reference therein) and in written and oral presentations made by the Company, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on assumptions that the Company believes are reasonable, but are by their nature inherently uncertain. In all cases, there can be no assurance that such assumptions will prove correct or that projected events will occur. Actual results could differ materially from those projected depending on a variety of factors, including, but not limited to, the successful execution of market development and other plans, and the availability of financing and the issues discussed in Item 1A. Risk Factors above. In the event of a negative outcome of any one these factors, the trading price of the Company’s Common Stock could decline and an investment in the Company’s Common Stock could be impaired.

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
      Income Taxes. The Company records federal and state income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes or tax benefits reflect the tax effect of temporary differences between the amounts of assets and liabilities for financial reporting purposes and amounts as measured for tax purposes. As of December 31, 2005, the Company’s deferred tax assets were primarily comprised of NOLs of $30.2 million, or $10.3 million tax-effected; federal alternative minimum tax credit carryforwards of $135,000; and state NOL carryforwards of $500,000 tax-effected. In assessing the realizability of the deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income during the periods in which those temporary differences become deductible. The Company considered the scheduled reversal of deferred tax liabilities, projected future taxable income and other factors in making this assessment. The Company’s estimates of future taxable income took into consideration, among other items, estimates of future tax deductions related to depreciation. Based upon the available evidence, the Company does not believe it is more likely than not that all of the deferred tax assets will be realized. Accordingly, the Company established a valuation allowance in 2002 and increased it further in 2003, 2004 and 2005 to cover certain federal and state NOLs that may expire before the Company is able to utilize the tax benefit. As of December 31, 2005 and 2004, the Company had a valuation allowance of $1,656,000 and $1,154,000, respectively. To the extent that the Company continues to be unable to generate adequate taxable income in future periods, the Company will not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering potentially expiring NOLs.
      Long-Lived Assets. The Company evaluates potential impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes procedures for review of recoverability and measurement of impairment, if necessary, of long-lived assets, goodwill and certain identifiable intangibles. When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to projected future undiscounted cash flows in addition to other quantitative and qualitative analyses. Upon indication that the carrying value of such assets may not be recoverable, the Company will recognize an impairment loss by a charge against current operations. Fixed assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. During 2005, the Company performed an analysis of its brewery assets to determine if an impairment might exist. The Company’s estimate of future undiscounted cash flows indicated that such carrying values were expected to be recovered. Nonetheless, it is possible that the estimate of future undiscounted cash flows may change in the future, resulting in the need to write down those assets to their fair value.
      Investment in Craft Brands. The Company has assessed its investment in Craft Brands pursuant to the provisions of FIN No. 46R, Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51. FIN No. 46R clarifies the application of consolidation accounting for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest; these entities are referred to as variable interest entities. Variable interest entities within the scope of FIN No. 46R are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN No. 46R also requires disclosure of significant variable interests in variable interest entities for which a company is not the primary beneficiary. The Company has concluded that its investment in Craft Brands meets the definition of a variable interest entity but that the Company is not the primary beneficiary. In accordance with FIN No. 46R, the Company has not consolidated the financial statements of Craft Brands with the financial statements of the Company, but instead accounted for its investment in Craft Brands under the equity method, as outlined by APB No. 18, The Equity Method of Accounting for Investments in Common Stock. The equity method requires that the Company recognize its share of the net earnings of Craft Brands by increasing its investment in Craft Brands in the Company’s balance sheet and recognizing income from equity investment in the Company’s statement of operations. A cash distribution or the Company’s share of a net loss reported by Craft Brands is reflected as a decrease in investment in Craft Brands in the Company’s balance sheet. The Company does not control the amount or timing of cash distributions by Craft Brands. The Company recognized $2,392,000 and $1,123,000 of undistributed earnings related to its investment in Craft Brands for the year ended December 31, 2005 and 2004, respectively. The Company received cash distributions of $2,769,000 and $903,000, representing its share of the net cash flow of Craft Brands for the year ended December 31, 2005 and 2004, respectively. The Company’s share of the earnings of Craft Brands contributed a significant portion of income to the Company’s results of operations. Separate financial statements for Craft Brands are filed with this Annual Report on Form 10-K in Part IV., Item 15. Exhibits and Financial Statement Schedules, in accordance with Rule 3-09 of Regulation S-X. The Company will periodically review its investment in Craft Brands to insure that it complies with the guidelines prescribed by FIN No. 46R.
      Revenue Recognition. The Company recognizes revenue from product sales, net of excise taxes, discounts and certain fees the Company must pay in connection with sales to A-B, when the products are shipped to customers. Although title and risk of loss do not transfer until delivery of the Company’s products to A-B or the A-B distributor, the Company recognizes revenue upon shipment rather than when title passes because the time between shipment and delivery is short and product damage claims and returns are immaterial. The Company recognizes revenue on retail sales at the time of sale. The Company recognizes revenue from events at the time of the event.

Recent Accounting Pronouncements
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an Amendment of ARB No. 43, Chapter 4. SFAS No. 151 requires idle facility expenses, abnormal freight, handling costs, and wasted material (spoilage) to be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June  15, 2005. The adoption of this SFAS No. 151 will not have a material effect on the Company’s financial condition or results of operation.
      In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which revises SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees be recognized as expenses in the statement of operations based on their fair values and vesting periods. SFAS No. 123R is effective for fiscal years beginning after June 15, 2005. SFAS No. 123R permits public companies to adopt its requirements using one of two methods. The first adoption method is a “modified prospective” method in which compensation cost is recognized beginning with the effective date (i) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (ii) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The second adoption method is a “modified retrospective” method, which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures, either (i) all prior periods presented or (ii) prior interim periods in the year of adoption. The Company adopted SFAS No. 123R on January 1, 2006 and will utilize the modified prospective method. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. With respect to those stock options outstanding as of December 31, 2005, however, the Company does not expect that SFAS No. 123R will have a material impact on the Company’s results of operations because these stock options were fully vested prior to the January 1, 2006 adoption of SFAS No. 123R.
      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which is a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively such that all prior period financial statements are presented in accordance with the new accounting principle, unless impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement”. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Other than the restatement of previously issued financial statements to correct an error as of and for the year ended December 31, 2004, included in the Annual Report on Form 10-K, the Company is not currently contemplating an accounting change which would be impacted by SFAS No. 154.

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
      The Company did not have any derivative financial instruments as of December 31, 2005.

Item 8.	Financial Statements and Supplementary Data
REDHOOK ALE BREWERY, INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS
To the Shareholders and Board of Directors
Redhook Ale Brewery, Incorporated
Woodinville, Washington
      We have audited the accompanying balance sheets of Redhook Ale Brewery, Incorporated as of December 31, 2005 and 2004 and the related statements of operations, common stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redhook Ale Brewery, Incorporated as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
      As described in Note 2 to the financial statements, Redhook Ale Brewery, Incorporated restated its 2004 financial statements.
Seattle, Washington
March 29, 2006

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors
Redhook Ale Brewery, Incorporated
      We have audited the accompanying statements of operations, common stockholders’ equity, and cash flows of Redhook Ale Brewery, Incorporated for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
      Since the date of completion of our audit of the accompanying financial statements as of December 31, 2003 and for the year then ended, and initial issuance of our report thereon dated January 23, 2004, which report contained an explanatory paragraph regarding the Company’s ability to continue as a going concern, the Company, as discussed in Note 1, has restructured its relationship with Anheuser-Busch, Incorporated pursuant to an exchange and recapitalization agreement and entered into a related new distribution agreement. Therefore, the conditions that raised substantial doubt about whether the Company will continue as a going concern no longer exist.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Redhook Ale Brewery, Incorporated for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

Seattle, Washington
January 23, 2004,
except for the fourth paragraph of note 1,
as to which the date is July 1, 2004

REDHOOK ALE BREWERY, INCORPORATED
BALANCE SHEETS

	December 31,	December 31,
	2005	2004

		(Restated)
ASSETS

Current Assets:
Cash and Cash Equivalents	$6,435,609	$5,589,621
Accounts Receivable	1,297,404	1,123,475
Trade Receivable from Craft Brands	698,272	398,707
Inventories	3,027,720	3,000,309
Other	502,667	506,328

Total Current Assets	11,961,672	10,618,440
Fixed Assets, Net	60,379,901	63,018,806
Receivable from Craft Brands	—	277,144
Investment in Craft Brands	92,806	192,857
Other Assets	143,326	20,977

Total Assets	$72,577,705	$74,128,224

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$1,990,627	$1,815,380
Trade Payable to Craft Brands	367,590	431,089
Accrued Salaries, Wages and Payroll Taxes	1,259,823	1,220,248
Refundable Deposits	2,440,796	2,526,088
Other Accrued Expenses	211,200	515,123
Current Portion of Long-Term Debt and Capital Lease Obligations	459,245	450,000

Total Current Liabilities	6,729,281	6,957,928

Long-Term Debt and Capital Lease Obligations, Net of Current Portion	4,751,920	5,175,000

Deferred Income Taxes, Net	946,395	769,798

Other Liabilities	123,542	64,903

Commitments
Common Stockholders’ Equity:
Common Stock, Par Value $0.005 per Share, Authorized, 50,000,000 Shares; Issued and Outstanding, 8,222,609 Shares in 2005 and 8,188,199 Shares in 2004	41,113	40,941
Additional Paid-In Capital	68,828,009	68,761,766
Retained Earnings (Deficit)	(8,842,555)	(7,642,112)

Total Common Stockholders’ Equity	60,026,567	61,160,595

Total Liabilities and Common Stockholders’ Equity	$72,577,705	$74,128,224

See Accompanying Notes to Financial Statements

REDHOOK ALE BREWERY, INCORPORATED
STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2005	2004	2003

		(Restated)
Sales	$34,520,401	$36,639,552	$42,212,771
Less Excise Taxes	3,421,494	3,267,513	3,497,714

Net Sales	31,098,907	33,372,039	38,715,057
Cost of Sales	27,543,639	27,171,255	28,701,946

Gross Profit	3,555,268	6,200,784	10,013,111
Selling, General and Administrative Expenses	6,783,821	7,639,290	11,689,410
Income from Equity Investment in Craft Brands	2,391,936	1,123,283	—
Craft Brands Shared Formation Expenses	—	534,628	—

Operating Income (Loss)	(836,617)	(849,851)	(1,676,299)
Interest Expense	271,460	189,662	191,404
Other Income (Expense) — Net	125,308	115,619	58,891

Income (Loss) before Income Taxes	(982,769)	(923,894)	(1,808,812)
Income Tax Provision (Benefit)	217,674	331,000	29,801

Net Income (Loss)	$(1,200,443)	$(1,254,894)	$(1,838,613)

Basic Earnings (Loss) per Share	$(0.15)	$(0.18)	$(0.30)

Diluted Earnings (Loss) per Share	$(0.15)	$(0.18)	$(0.30)

See Accompanying Notes to Financial Statements

REDHOOK ALE BREWERY, INCORPORATED
STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY

	Common Stock				Total
			Additional	Retained	Common
		Par	Paid-In	Earnings	Stockholders’
	Shares	Value	Capital	(Deficit)	Equity

Balance, January 1, 2003	6,326,146	$31,631	$54,477,181	$(4,482,005)	$50,026,807

Repurchase of Common Stock	(101,440)	(507)	(230,160)	—	(230,667)
Other, Net	1,600	8	3,038	(44,400)	(41,354)
Net Loss	—	—	—	(1,838,613)	(1,838,613)

Balance, December 31, 2003	6,226,306	31,132	54,250,059	(6,365,018)	47,916,173

Issuance of Common Stock to A-B in Exchange for Series B Preferred Stock	1,808,243	9,041	14,245,814	—	14,254,855
Issuance of Common Stock	153,650	768	265,893	—	266,661
Other	—	—	—	(22,200)	(22,200)
Net Loss, as Restated	—	—	—	(1,254,894)	(1,254,894)

Balance, December 31, 2004, as Restated	8,188,199	40,941	68,761,766	(7,642,112)	61,160,595

Issuance of Common Stock	34,410	172	66,243	—	66,415
Net Loss	—	—	—	(1,200,443)	(1,200,443)

Balance, December 31, 2005	8,222,609	$41,113	$68,828,009	$(8,842,555)	$60,026,567

See Accompanying Notes to Financial Statements

REDHOOK ALE BREWERY, INCORPORATED
STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2005	2004	2003

		(Restated)
Operating Activities
Net Income (Loss)	$(1,200,443)	$(1,254,894)	$(1,838,613)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	2,938,088	2,944,412	3,024,536
Deferred Income Taxes	176,597	301,000	—
Loss on Disposal of Fixed Assets	25,631	—	—
Income from Equity Investment in Craft Brands
Less than (In Excess of) Cash Distributions	377,195	(219,901)	—
Changes in Operating Assets and Liabilities:
Accounts Receivable	(173,929)	563,260	(196,218)
Trade Receivable from Craft Brands	(299,565)	(398,707)	—
Inventories	(27,411)	341,697	(509,579)
Other Current Assets	3,661	(259,290)	(8,770)
Other Assets	(131,140)	4,400	(4,400)
Accounts Payable and Other Accrued Expenses	(128,676)	(274,059)	63,477
Trade Payable to Craft Brands	(63,499)	431,089	—
Accrued Salaries, Wages and Payroll Taxes	39,575	(341,278)	(73,937)
Refundable Deposits	(85,292)	253,760	329,525
Other Liabilities	58,639	64,903	—

Net Cash Provided by Operating Activities	1,509,431	2,156,392	786,021

Investing Activities
Expenditures for Fixed Assets	(585,392)	(252,098)	(991,985)
Investment in Craft Brands	—	(250,100)	—
Proceeds from Disposition of Brewery Equipment	305,260	—	—
Other, Net	4,961	(4,583)	(417)

Net Cash Used in Investing Activities	(275,171)	(506,781)	(992,402)

Financing Activities
Payment to A-B pursuant to Exchange and Recapitalization Agreement	—	(2,000,000)	—
Principal Payments on Debt and Capital Lease Obligations	(454,687)	(450,000)	(450,000)
Repurchase of Common Stock	—	—	(230,667)
Issuance of Common Stock	66,415	266,661	3,046

Net Cash Used in Financing Activities	(388,272)	(2,183,339)	(677,621)

Increase (Decrease) in Cash and Cash Equivalents	845,988	(533,728)	(884,002)
Cash and Cash Equivalents:
Beginning of Year	5,589,621	6,123,349	7,007,351

End of Year	$6,435,609	$5,589,621	$6,123,349

Supplemental Disclosures of Cash Flow Information:
Acquisition of Fixed Assets under Capital Lease	$40,852	$—	$—

Issuance of 1,808,243 Shares of Common Stock to A-B and Payment of $2,000,000 to A-B in Exchange for 1,289,872 Shares of Series B Preferred Stock Held by A-B	$—	$14,232,655	$—

Disposal of Fixed Assets in Exchange for Related Deposit Liability	$—	$—	$603,825

See Accompanying Notes to Financial Statements

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS

1.	Nature of Operations
      Redhook Ale Brewery, Incorporated (the “Company”) was formed in 1981 to brew and sell craft beer. The Company produces its specialty bottled and draft products in its two Company-owned breweries. The Washington Brewery, located in the Seattle suburb of Woodinville, Washington, began limited operations in late 1994 and became fully operational after additional phases of construction were completed in 1996 and 1997. The Company’s New Hampshire Brewery, located in Portsmouth, New Hampshire, began brewing operations in late 1996 and expanded its operations in the first half of 2003 following the installation of additional fermentation capacity. Each brewery also operates a pub on the premises, promoting the Company’s products, offering dining and entertainment facilities, and selling retail merchandise. Prior to 1999, the Company also operated a third brewery, located in the Fremont neighborhood of Seattle, Washington. In 1998, brewing operations at the Fremont brewery location were curtailed, but the Company continued to operate its Trolleyman Pub at the Fremont location as well as house the Company’s corporate offices. In September 2002, the Company closed the Trolleyman Pub and moved its corporate offices to the Washington Brewery location.
      Since 1997, the Company’s products have been distributed in the United States in 48 states. Prior to establishing a distribution relationship with Anheuser-Busch, Incorporated (“A-B”) in 1994, the Company distributed its products regionally through distributors in eight western states: Washington, California (northern), Oregon, Idaho, Montana, Wyoming, Colorado and Alaska. In October 1994, the Company entered into a distribution alliance (“Distribution Alliance” or the “Alliance”) with A-B, consisting of a national distribution agreement and an investment by A-B in the Company (the “A-B Investment Agreement”). The Alliance gave the Company access to A-B’s national distribution network to distribute its products while existing wholesalers, many of which were part of the A-B distribution network, continued to distribute the Company’s products outside of the Distribution Alliance. Pursuant to the A-B Investment Agreement, A-B invested approximately $30 million to purchase 1,289,872 shares of the Company’s convertible redeemable Series B Preferred Stock (the “Series B Preferred Stock”) and 953,470 shares of the Company’s common stock (“Common Stock”), including 716,714 shares issued concurrent with the Company’s initial public offering.
      In August 1995, the Company completed the sale of 2,193,492 shares of Common Stock through an initial public offering in addition to the 716,714 common shares purchased by A-B. The net proceeds of the offerings totaled approximately $46 million.
      On July 1, 2004, the Company completed a restructuring of its ongoing relationship with A-B by executing two new agreements: an exchange and recapitalization agreement and a distribution agreement. The terms of an exchange and recapitalization agreement provided that the Company issue 1,808,243 shares of Common Stock to A-B in exchange for 1,289,872 shares of Series B Preferred Stock held by A-B. The Series B Preferred Stock, reflected on the Company’s balance sheet at approximately $16.3 million, was cancelled. In connection with the exchange, the Company also paid $2.0 million to A-B in November 2004. The terms of the new distribution agreement with A-B (the “A-B Distribution Agreement”) provided for the Company to continue to distribute its product in the midwest and eastern United States through A-B’s national distribution network by selling its product to A-B. The new A-B Distribution Agreement has a term that expires on December 31, 2014, subject to automatic renewal for an additional ten-year period unless A-B provides written notice of non-renewal to the Company on or prior to June 30, 2014. The A-B Distribution Agreement is subject to early termination, by either party, upon the occurrence of certain events.
      On July 1, 2004, the Company also entered into definitive agreements with Widmer Brothers Brewing Company (“Widmer”) with respect to the operation of a joint venture, Craft Brands Alliance LLC (“Craft Brands”). Pursuant to these agreements, the Company and Widmer manufacture and sell their product to Craft Brands at a price substantially below wholesale pricing levels; Craft Brands, in turn, advertises, markets,

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS — (Continued)
sells and distributes the Company’s and Widmer’s products to wholesale outlets in the western United States through a distribution agreement between Craft Brands and A-B.

2.	Restatement of Financial Statements
      The Company has restated its previously reported financial statements to correct an error as of and for the year ended December 31, 2004. The Company inadvertently overstated its net operating tax loss carryforwards (“NOLs”) with the state of New Hampshire by recording NOLs in excess of limits prescribed by state law. This error resulted in an understatement of the Company’s income tax provision for the quarter and year ended December 31, 2004 and an overstatement of the Company’s deferred tax asset, which is netted against the Company’s deferred income tax liability on the Company’s balance sheet. The $301,000 restatement adjustment affected the following items in the Company’s financial statements as of and for the year ended December 31, 2004:

	As Previously
	Reported	Adjustment	As Restated

Balance Sheet:
Deferred Income Taxes, Net	$468,798	$301,000	$769,798
Total Liabilities and Common Stockholders’ Equity	74,128,224	—	74,128,224

Statement of Operations:
Income Tax Provision (Benefit)	$30,000	$301,000	$331,000
Net Income (Loss)	(953,894)	(301,000)	(1,254,894)
Basic and Diluted Earnings (Loss) Per Share	(0.14)	(0.04)	(0.18)

Statement of Common Stockholders’ Equity:
Retained Earnings (Deficit)	$(7,341,112)	$(301,000)	$(7,642,112)
Total Common Stockholders’ Equity	61,461,595	(301,000)	61,160,595

Statement of Cash Flows:
Net Cash Provided by Operating Activities	$2,156,392	$—	$2,156,392

3.	Significant Accounting Policies

Cash and Cash Equivalents
      The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains cash and cash equivalent balances with financial institutions that exceed federally insured limits. The carrying amount of cash equivalents approximates fair value because of the short-term maturity of these instruments.

Accounts Receivable
      Accounts receivable is comprised of trade receivables due from wholesalers and A-B for beer and promotional product sales. Because of state liquor laws and each wholesaler’s agreement with A-B, the Company does not have collectibility issues related to the sale of its beer products. Accordingly, the Company does not regularly provide an allowance for doubtful accounts for beer sales. The Company has provided an allowance for promotional merchandise that has been invoiced to the wholesaler. Accounts receivable on the Company’s balance sheets included an allowance for doubtful accounts of $8,000 and $37,000 as of December 31, 2005 and 2004, respectively.

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS — (Continued)

Inventories
      Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company regularly reviews its inventories for the presence of obsolete product attributed to age, seasonality and quality. Inventories that are considered obsolete are written off or adjusted to carrying value. Inventories on the Company’s balance sheets as of December 31, 2005 and 2004 do not include obsolete inventories requiring reserves.

Fixed Assets
      Fixed assets are carried at cost less accumulated depreciation and accumulated amortization. The cost of repairs and maintenance are expensed when incurred, while expenditures for improvements that extend the useful life of an asset are capitalized. When assets are retired or sold, the asset cost and related accumulated depreciation or accumulated amortization are eliminated with any remaining gain or loss reflected in the statement of operations. Depreciation and amortization of fixed assets is provided on the straight-line method over the following estimated useful lives:

Buildings	31 - 40 years
Brewery equipment	10 - 25 years
Furniture, fixtures and other equipment	2 - 10 years
Vehicles	5 years

Investment in Craft Brands Alliance LLC
      The Company has assessed its investment in Craft Brands pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 Revised, Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51 (“FIN No. 46R”). FIN No. 46R clarifies the application of consolidation accounting for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest; these entities are referred to as variable interest entities. Variable interest entities within the scope of FIN No. 46R are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN No. 46R also requires disclosure of significant variable interests in variable interest entities for which a company is not the primary beneficiary. The Company has concluded that its investment in Craft Brands meets the definition of a variable interest entity but that the Company is not the primary beneficiary. In accordance with FIN No. 46R, the Company has not consolidated the financial statements of Craft Brands with the financial statements of the Company, but instead accounted for its investment in Craft Brands under the equity method, as outlined by Accounting Principle Board Opinion (“APB”) No. 18, The Equity Method of Accounting for Investments in Common Stock. The equity method requires that the Company recognize its share of the net earnings of Craft Brands by increasing its investment in Craft Brands in the Company’s balance sheet and recognizing income from equity investment in the Company’s statement of operations. A cash distribution or the Company’s share of a net loss reported by Craft Brands is reflected as a decrease in investment in Craft Brands in the Company’s balance sheet. The Company does not control the amount or timing of cash distributions by Craft Brands. The Company periodically reviews its investment in Craft Brands to insure that it complies with the guidelines prescribed by FIN No. 46R.

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS — (Continued)

Long-Lived Assets
      The Company evaluates potential impairment of long-lived assets in accordance with FASB Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes procedures for review of recoverability and measurement of impairment, if necessary, of long-lived assets, goodwill and certain identifiable intangibles. When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to projected future undiscounted cash flows in addition to other quantitative and qualitative analyses. Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss by a charge against current operations. Fixed assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. During 2005, the Company performed an analysis of its brewery assets to determine if an impairment might exist. The Company’s estimate of future undiscounted cash flows indicated that such carrying values were expected to be recovered.

Revenue Recognition
      The Company recognizes revenue from product sales, net of excise taxes, discounts and certain fees the Company must pay in connection with sales to A-B, when the products are shipped to customers. Although title and risk of loss do not transfer until delivery of the Company’s products to A-B, or the A-B distributor, the Company recognizes revenue upon shipment rather than when title passes because the time between shipment and delivery is short and product damage claims and returns are immaterial. The Company recognizes revenue on retail sales at the time of sale. The Company recognizes revenue from events at the time of the event.

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

Advertising Expenses
      Advertising costs, comprised of radio, print and outdoor advertising, sponsorships and printed product information, as well as costs to produce these media, are expensed as incurred. For the years ended December 31, 2005, 2004 and 2003, advertising expenses totaling $533,000, $728,000 and $1,706,000, respectively, are reflected as selling, general and administrative expenses in the Company’s statements of operation.

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

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS — (Continued)
are functionally and financially similar. The Company operates its two pubs as an extension of its marketing of the Company’s products and views their primary function to be promotion of the Company’s products.

Stock-Based Compensation
      The Company accounts for its employee stock-based compensation plans using the intrinsic value method, as prescribed by APB No. 25, Accounting for Stock Issued to Employees. Under APB No. 25, because the Company’s employee stock options are granted at an exercise price equal to the fair market value of the underlying Common Stock on the date of the grant, no compensation expense is recognized. As permitted, the Company has elected to adopt the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148.
      The following table illustrates the effect on net income (loss) and earnings (loss) per share for the years ended December 31, 2005, 2004 and 2003 had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology:

	Year Ended December 31,

	2005	2004	2003

	(Restated)
Net income (loss), as reported	$(1,200,443)	$(1,254,894)	$(1,838,613)
Add: Stock-based employee compensation expense as reported under APB No. 25	—	—	—
Less: Stock-based employee compensation expense determined under fair value based method for all options, net of related tax effects	(244,585)	(256,161)	(260,220)

Pro forma net income (loss)	$(1,445,028)	$(1,511,055)	$(2,098,833)

Earnings (loss) per share:
Basic — as reported	$(0.15)	$(0.18)	$(0.30)
Basic — pro forma	$(0.18)	$(0.21)	$(0.34)
Diluted — as reported	$(0.15)	$(0.18)	$(0.30)
Diluted — pro forma	$(0.18)	$(0.21)	$(0.34)
      The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004	2003

Expected life of option	5 yrs.	5 yrs.	5 yrs.
Risk-free interest rate	3.88%	3.88%	2.63%
Volatility of the Company’s stock	46.0%	52.0%	52.5%
Dividend yield on the Company’s stock	0.0%	0.0%	0.0%
      The weighted average estimated fair value of options granted during the years ended December 31, is as follows:

	2005	2004	2003

Total number of options granted	16,000	16,000	12,000
Estimated fair value of each option granted	$1.24	$1.08	$0.97
Total estimated fair value of all options granted	$20,000	$17,000	$12,000

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS — (Continued)
      In accordance with SFAS No. 148, the weighted average estimated fair value of stock options granted is required to be based on a theoretical statistical model using the preceding Black-Scholes assumptions. In actuality, because Company stock options do not trade on a secondary exchange, employees can receive no value nor derive any benefit from holding stock options under these plans without an increase, above the grant price, in the market price of the Company’s stock. Such an increase in stock price would benefit all stockholders commensurately. Refer to the table of options currently outstanding in Note 8 for the weighted average exercise price for options granted during 2005, 2004 and 2003.
      On November 29, 2005, the board of directors of the Company approved an acceleration of vesting of all of the Company’s unvested stock options (the “Acceleration”). The Acceleration was effective for stock options outstanding as of December 30, 2005. These options were granted under the Company’s 1992 Stock Incentive Plan and 2002 Stock Option Plan. As a result of the Acceleration, options to acquire approximately 136,000 shares of the Company’s Common Stock, or 16% of total outstanding options, became exercisable on December 30, 2005. Of the approximately 136,000 shares subject to the Acceleration, options to acquire approximately 70,000 shares of the Company’s Common Stock at an exercise price of $1.865 would have otherwise fully vested in August 2006; and options to acquire approximately 66,000 shares of the Company’s Common Stock at an exercise price of $2.019 would have otherwise vested in August 2006 and August 2007. As a result of the Acceleration, the Company’s 2005 stock-based employee compensation expense determined under the fair value based method disclosed in the table above was higher than it would have been had the Acceleration not occurred. The Acceleration did not have a material impact on 2005 results of operations.
      As a result of the Acceleration, the Company expects to reduce its exposure in 2006 and 2007 to the effects of the SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires all share-based payments to employees be recognized as expenses in the statement of operations based on their fair values and vesting periods. SFAS No. 123R is effective for fiscal years beginning after June 15, 2005. The Company estimates that the Acceleration resulted in a reduction in stock-based compensation expense of approximately $75,000 in 2006 and approximately $25,000 in 2007, as well as a reduction in future stock option administrative costs associated with complying with SFAS No. 123R.

Earnings (Loss) per Share
      The Company follows SFAS No. 128, Earnings per Share. Basic earnings (loss) per share is calculated using the weighted average number of shares of Common Stock outstanding. The calculation of adjusted weighted average shares outstanding for purposes of computing diluted earnings (loss) per share includes the dilutive effect of all outstanding convertible redeemable preferred stock and outstanding stock options for the periods when the Company reports net income. The calculation uses the treasury stock method and the “as if converted” method in determining the resulting incremental average equivalent shares outstanding as applicable.

Use of Estimates
      The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Fair Value of Financial Instruments
      The Company’s balance sheets include the following financial instruments: cash and cash equivalents, accounts receivable, inventory, accounts payable, accrued expenses, capital lease obligations and long-term debt. The Company believes the carrying amounts of current assets and liabilities and indebtedness in the balance sheets approximate the fair value.

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS — (Continued)

Recently Issued Accounting Standards
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an Amendment of ARB No. 43, Chapter 4. SFAS No. 151 requires idle facility expenses, abnormal freight, handling costs, and wasted material (spoilage) to be recognized as current-period charges. In addition, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 will not have a material impact on the Company’s financial condition or results of operation.
      In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which revises SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees be recognized as expenses in the statement of operations based on their fair values and vesting periods. SFAS No. 123R is effective for fiscal years beginning after June 15, 2005. SFAS No. 123R permits public companies to adopt its requirements using one of two methods. The first adoption method is a “modified prospective” method in which compensation cost is recognized beginning with the effective date (i) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (ii) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The second adoption method is a “modified retrospective” method, which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures, either (i) all prior periods presented or (ii) prior interim periods in the year of adoption. The Company will adopt SFAS No. 123R on January 1, 2006 and will utilize the modified prospective method. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. With respect to those stock options outstanding as of December 31, 2005, however, the Company does not expect that SFAS No. 123R will have a material impact on the Company’s results of operations because these stock options were fully vested prior to the January 1, 2006 adoption of SFAS No. 123R.
      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which is a replacement of APB Opinion No. 20, Accounting Changes,and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively such that all prior period financial statements are presented in accordance with the new accounting principle, unless impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement”. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Other than the restatement of previously issued financial statements to correct an error as of and for the year ended December 31, 2004, included in the Annual Report on Form 10-K, the Company is not currently contemplating an accounting change which would be impacted by SFAS No. 154.

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS — (Continued)

4.	Inventories
      Inventories consist of the following:

	December 31,

	2005	2004

Raw materials	$1,180,831	$1,122,290
Work in process	950,827	833,846
Finished goods	262,618	350,543
Promotional merchandise	372,073	480,338
Packaging materials	261,371	213,292

	$3,027,720	$3,000,309

      Work in process is beer held in fermentation tanks prior to the filtration and packaging process.

5.	Fixed Assets
      Fixed assets consist of the following:

	December 31,

	2005	2004

Brewery equipment	$46,119,789	$46,191,232
Buildings	35,831,040	35,753,363
Land and improvements	4,601,427	4,601,427
Furniture, fixtures and other equipment	2,277,994	2,094,100
Vehicles	81,730	81,730
Construction in progress	51,544	2,096

	88,963,524	88,723,948
Less accumulated depreciation and amortization	28,583,623	25,705,142

	$60,379,901	$63,018,806

      As of December 31, 2005, brewery equipment included property acquired under a capital lease with a cost of $41,000 and accumulated amortization of $6,000. The Company’s statement of operations for the year ended December 31, 2005 includes $6,000 in amortization expense related to this leased property.

6.	Craft Brands Alliance LLC
      On July 1, 2004, the Company entered into agreements with Widmer with respect to the operation of a joint venture sales and marketing entity, Craft Brands. Pursuant to these agreements, the Company manufactures and sells its product to Craft Brands at a price substantially below wholesale pricing levels; Craft Brands, in turn, advertises, markets, sells and distributes the product to wholesale outlets in the western United States pursuant to a distribution agreement between Craft Brands and A-B.
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

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS — (Continued)
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
      The Operating Agreement also requires the Company and Widmer to make loans to Craft Brands to assist Craft Brands in conducting its operations and meeting its obligations. To the extent cash flow from operations and borrowings from financial institutions is not sufficient for Craft Brands to meet its obligations, the Company and Widmer are obligated to lend to Craft Brands the funds the president of Craft Brands deems necessary to meet such obligations. Contemporaneous with the execution of the Operating Agreement, the Company made a member loan of $150,000. Craft Brands repaid the entire loan and accrued interest in December 2004.
      The Operating Agreement additionally addresses the allocation of profits and losses of Craft Brands. After giving effect to the allocation of the Special Marketing Expense, which is allocated 100% to the Company up to the 2004 $250,000 sales and marketing capital contribution, and after giving effect to income attributable to the shipments of the Kona brand, which is shared differently between the Company and Widmer through 2006, the remaining profits and losses of Craft Brands are allocated between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively. Net cash flow, if any, will generally be distributed monthly to the Company and Widmer based upon the cash flow percentages. No distribution will be made to the Company or Widmer unless, after the distribution is made, the assets of Craft Brands will be in excess of its liabilities, with the exception of liabilities to members, and Craft Brands will be able to pay its debts as they become due in the ordinary course of business.
      For the year ended December 31, 2005, shipments of the Company’s products to Craft Brands represented 56% of total Company shipments, or 126,000 barrels. For the six months ended December 31, 2004, shipments of the Company’s products to Craft Brands represented 61% of total Company shipments, or 63,600 barrels.
      For the year ended December 31, 2005, the Company’s share of Craft Brands net income totaled $2,392,000. This share of Craft Brands’ profit was net of $135,000 of the Special Marketing Expense that had been incurred by Craft Brands during the same period and was fully allocated to the Company. As of December 31, 2005, the entire $250,000 2004 sales and marketing capital contribution made by the Company had been used by Craft Brands for designated Special Marketing Expenses and netted against Craft Brands’ profits allocated to the Company. For the six months ended December 31, 2004, the Company’s share of Craft Brands’ net income totaled $1,123,000. This share of Craft Brands’ profit was net of $115,000 of the Special Marketing Expense that had been incurred by Craft Brands during the same period and was fully allocated to the Company.
      In conjunction with the sale of Redhook product to Craft Brands, the Company’s balance sheets as of December 31, 2005 and 2004 reflect a trade receivable due from Craft Brands of $698,000 and $399,000, respectively, and a trade payable due to Craft Brands of $368,000 and $431,000, respectively. In January 2005, the Company received an additional $277,000 in cash distributions, reflected on the Company’s balance sheet as of December 31, 2004 as a receivable from Craft Brands.

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS — (Continued)
      During the 2005 and 2004, the Company received cash distributions of $2,769,000 and $903,000, respectively, representing its share of the net cash flow of Craft Brands. As of December 31, 2005 and 2004, the Company’s investment in Craft Brands totaled $93,000 and $193,000, respectively.
      Separate financial statements for Craft Brands are filed with the Company’s Form 10-K for the year ended December 31, 2005, Part IV., in Item 15. Exhibits and Financial Statement Schedules, in accordance with Rule 3-09 of Regulation S-X.
      During the formation of Craft Brands, both the Company and Widmer incurred certain start-up expenses. During the period March 15, 2004 through June 30, 2004, while the companies sought the regulatory approval required for Craft Brands to become fully operational, the Company and Widmer agreed to share certain sales-related costs, primarily salaries and overhead. The Company’s share of those costs totaled $535,000 for the year ended December 31, 2004 and are reflected in the Company’s statement of operations as selling, general and administrative expenses.

7.	Debt and Capital Lease Obligations
      Long-term debt and capital lease obligations consist of the following:

	December 31,

	2005	2004

Term Loan, payable to bank monthly at $37,500 plus accrued interest; interest at 6.1% at December 31, 2005; due June 5, 2007	$5,175,000	$5,625,000
Various capital lease obligations	36,165	—

	5,211,165	5,625,000

Current portion, Term Loan	(450,000)	(450,000)
Current portion, Capital lease obligations	(9,245)	—

	(459,245)	(450,000)

Long-term portion of Term Loan and Capital lease obligations	$4,751,920	$5,175,000

Term Loan
      The Company has a credit agreement with a bank under which a term loan (the “Term Loan”) is provided. The Term Loan, which originated in June 1997 and was amended in June 2001, matures on June 5, 2007 and has a 20 year amortization schedule.
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
      The terms of the credit agreement require the Company to meet certain financial covenants: capital ratio must be less than 1.25:1; working capital must be greater than $1,900,000; and the fixed charge coverage ratio must be greater than 1.15:1. The Company was in compliance with all financial covenants for the quarter ended December 31, 2005 and expects that it will remain in compliance with its debt covenants for the next twelve months. In December 2001, March 2003, February 2004 and October 2004, the credit agreement was amended to modify several financial covenants. In January 2006, the credit agreement was amended to eliminate the tangible net worth covenant as of the year ended December 31, 2005. These modifications to the

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS — (Continued)
financial covenants have reduced the likelihood that a violation of the covenants by the Company will occur. However, if the Company were to report a significant net loss for one or more quarters within a time period covered by the financial covenants, one or more of the covenants would be negatively impacted and could cause a violation. Failure to meet the covenants required by the credit agreement is an event of default and, at its option, the bank could deny a request for a waiver and declare the entire outstanding loan balance immediately due and payable. In such a case, the Company would seek to refinance the loan with one or more banks, potentially at less desirable terms. However, there can be no guarantee that additional financing would be available at commercially reasonable terms, if at all.
      The Company made interest payments on the Term Loan totaling $263,000, $185,000, and $194,000, for the years ended December 31, 2005, 2004 and 2003, respectively.
      Annual principal payments required on the Term Loan as of December 31, 2005 are as follows:

2006	$450,000
2007	4,725,000

$5,175,000

Capital Leases Obligations
      The Company has acquired small production equipment under various capital leases. As of December 31, 2005, future minimum lease payments under capital leases are as follows:

2006	$9,245
2007	9,245
2008	9,245
2009	9,245
2010	3,100

Total minimum lease payments	40,080
Less amount representing interest	3,915

Present value of minimum lease payments	$36,165

      Interest on each capital lease is calculated at the Company’s incremental borrowing rate at the inception of each lease.

8.	Common Stockholders’ Equity

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
      On July 1, 2004, the Company issued 1,808,243 shares of Common Stock to A-B in exchange for 1,289,872 shares of Series B Preferred Stock held by A-B. The Series B Preferred Stock was cancelled. A-B was also granted certain contractual registration rights with respect to the shares of Common Stock held by A-B. In connection with the exchange, the Company paid $2,000,000 to A-B in November 2004. The impact of this exchange and recapitalization on the balance sheet as of December 31, 2004 was to reduce convertible preferred stock by $16,300,000, increase common stock by $9,000, increase additional paid-in capital by

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS — (Continued)
$14,200,000 and reduce cash by $2,000,000. As of December 31, 2005 and 2004, A-B held 33.6% and 33.7% of the Company’s outstanding shares of Common Stock, respectively.
      In conjunction with the exercise of stock options granted under the Company’s stock option plans, the Company issued 34,410 shares of the Company’s Common Stock totaling $66,000 during the year ended December 31, 2005 and 153,650 shares of the Company’s Common Stock totaling $267,000 during the year ended December 31, 2004.

Repurchase of Common Stock
      From May 2000 through May 2003, the Company repurchased its Common Stock in conjunction with a repurchase plan authorized by the board of directors. The plan allowed for the repurchase of 1.5 million outstanding shares of Common Stock for a total maximum repurchase of $2,750,000. In May 2003, at which time a total of 1,463,100 shares of Common Stock had been purchased in the open market for an aggregate expenditure of $2,750,000, the Company ended the repurchase plan. During 2003, 101,400 shares of Common Stock were purchased for $231,000. There were no stock repurchases in 2004 and 2005.

Stock Option Plans
      In 1993, the Company’s shareholders approved the 1992 Stock Incentive Plan (the “1992 Plan”) and the Directors Stock Option Plan (the “Directors Plan”). The plans, amended in May 1996, provided for 1,270,000 and 170,000, respectively, shares of Common Stock for option grants. Employee options were generally designated to vest over a five-year period while director options became exercisable six months after the grant date. Vested options are generally exercisable for ten years from the date of grant. Although the expiration of the 1992 Plan and the Directors Plan in October 2002 prevents any further option grants under these plans, the provisions of these plans remain in effect until all options terminate or are exercised. As of December 31, 2002, there were no options available for future grant under the 1992 Plan or Directors Plan.
      In 2002, the Company’s shareholders approved the 2002 Stock Option Plan (the “2002 Plan”). The maximum number of shares of Common Stock for which options may be granted during the term of the 2002 Plan is 346,000. The compensation committee of the board of directors administers the 2002 Plan, determining to whom options are to be granted, the number of shares of Common Stock for which the options are exercisable, the purchase prices of such shares, and all other terms and conditions. Options granted to employees of the Company in 2002 under the 2002 Plan were designated to vest over a five-year period, and options granted to the Company’s directors in 2002, 2003, 2004 and 2005 under the 2002 Plan became exercisable six months after the grant date. Options were granted at an exercise price equal to fair market value of the underlying Common Stock on the grant date and terminate on the tenth anniversary of the grant date.
      On November 29, 2005, the board of directors approved an acceleration of vesting of all of the Company’s unvested stock options. The Acceleration was effective for stock options outstanding as of December 30, 2005. These options were granted under the 1992 Plan and 2002 Plan. As a result of the Acceleration, options to acquire approximately 136,000 shares of the Company’s common stock, or 16% of total outstanding options, became exercisable on December 30, 2005. Of the approximately 136,000 shares subject to the Acceleration, options to acquire approximately 70,000 shares of the Company’s Common Stock at an exercise price of $1.865 would have otherwise fully vested in August 2006; and options to acquire approximately 66,000 shares of the Company’s Common Stock at an exercise price of $2.019 would have otherwise vested in August 2006 and August 2007. The Acceleration did not have a material impact on 2005 results of operations and the Company does not expect that the Acceleration will have a material impact on future periods.

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Presented below is a summary of stock option plans’ activity for the years shown:

	Shares of
	Common	Weighted	Options	Weighted
	Stock	Average	Exercisable	Average
	Under the	Exercise	at End of	Exercise
	Plans	Price	Year	Price

Balance at January 1, 2003	1,407,602	$3.73	555,631	$6.17
Granted	12,000	2.18
Exercised	(1,600)	1.90
Canceled	(45,680)	7.03

Balance at December 31, 2003	1,372,322	3.61	766,562	4.85
Granted	16,000	2.45
Exercised	(153,650)	1.74
Canceled	(180,142)	6.19

Balance at December 31, 2004	1,054,530	3.43	703,760	4.18
Granted	16,000	3.15
Exercised	(34,410)	1.93
Canceled	(189,800)	4.92

Balance at December 31, 2005	846,320	$3.15	846,320	$3.15

      The following table summarizes information for options currently outstanding and exercisable at December 31, 2005:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Yrs)	Price	Exercisable	Price

$ 1.49 to $ 1.82	16,000	4.89	$1.65	16,000	$1.65
1.87 to 1.87	346,870	5.59	1.87	346,870	1.87
2.02 to 2.02	166,901	6.66	2.02	166,901	2.02
2.18 to 3.15	53,999	8.09	2.59	53,999	2.59
3.97 to 3.97	168,950	3.38	3.97	168,950	3.97
5.73 to 7.63	68,600	2.03	6.39	68,600	6.39
10.13 to 10.13	13,000	1.10	10.13	13,000	10.13
22.75 to 22.75	12,000	0.89	22.75	12,000	22.75

$ 1.49 to $22.75	846,320	5.08	$3.15	846,320	$3.15

      Under the terms of the Company’s incentive stock option plans, employees and directors may be granted options to purchase the Company’s Common Stock at the market price on the date the option is granted. At December 31, 2005, 2004 and 2003, a total of 109,559, 87,109 and 62,269 options, respectively, were available for future grants under the 2002 plan.
      The Company has reserved approximately 956,000 shares of Common Stock for future issuance related to potential stock option exercises.

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS — (Continued)

Shareholder Rights Agreement
      The Company’s shareholder rights agreement, which was adopted by the board of directors in September 1995 and subsequently amended in May 1999 and May 2004, expired on September 22, 2005.

9.	Earnings (Loss) Per Share
      The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Year Ended December 31,

	2005	2004	2003

		(Restated)
Net income (loss)	$(1,200,443)	$(1,254,894)	$(1,838,613)
Preferred stock accretion	—	(22,200)	(44,400)

Income (loss) available to common stockholders	$(1,200,443)	$(1,277,094)	$(1,883,013)

Weighted-average common shares outstanding	8,206,219	7,228,674	6,243,208

Basic and diluted earnings (loss) per share	$(0.15)	$(0.18)	$(0.30)

      The outstanding stock options have been excluded from the calculation of diluted loss per share for the year ended December 31, 2005 because their effect is antidilutive. The convertible redeemable preferred stock and outstanding stock options have been excluded from the calculation of diluted loss per share for the years ended December 31, 2004 and 2003 because their effect is antidilutive.

10.	Income Taxes
      The Company has restated its previously reported financial statements to correct an error as of and for the year ended December 31, 2004. The Company inadvertently overstated its net operating tax loss carryforwards with the state of New Hampshire by recording NOLs in excess of limits prescribed by state law. This error resulted in an understatement of the Company’s income tax provision for the quarter and year ended December 31, 2004 and an overstatement of the Company’s deferred tax asset, which is netted against the Company’s deferred income tax liability on the Company’s balance sheet.
      The components of income tax expense (benefit) are as follows:

	Year Ended December 31,

	2005	2004	2003

		(Restated)
Current	$41,077	$30,000	$29,801
Deferred	176,597	301,000	—

	$217,674	$331,000	$29,801

      Current tax expense is attributable to state taxes. The Company paid income, equity and franchise taxes totaling $42,000, $30,000 and $29,000 during 2005, 2004 and 2003, respectively.

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS — (Continued)
      A reconciliation between the U.S. federal statutory tax rate and the Company’s effective tax rate is presented below:

	Year Ended December 31,

	2005	2004	2003

		(Restated)
Federal statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	2.9	2.7	2.7
Permanent differences, primarily meals and entertainment	(6.8)	(6.9)	(3.8)
Other items, net	(1.1)	(20.6)	0.2
Valuation allowance	(51.1)	(45.0)	(34.7)

	(22.1)%	(35.8)%	(1.6)%

      Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,

	2005	2004

		(Restated)
Deferred tax liabilities:
Tax-over-book depreciation	$10,549,576	$11,074,306
Other	154,349	150,716

	10,703,925	11,225,022
Deferred tax assets:
NOL and AMT credit carryforwards	10,938,218	11,167,505
Other	475,445	441,503
Valuation allowance	(1,656,133)	(1,153,784)

	9,757,530	10,455,224

Net deferred tax liability	$946,395	$769,798

      As of December 31, 2005, the Company had federal NOLs of $30.2 million, or $10.3 million tax-effected; federal alternative minimum tax credit carryforwards of $135,000; and state NOL carryforwards of $500,000 tax-effected. The federal NOLs expire from 2012 through 2024; the alternative minimum tax credit can be utilized to offset regular tax liabilities in future years and has no expiration date; and the state NOLs expire from 2006 through 2019.
      As of December 31, 2005 and 2004, the Company’s valuation allowance was $1,656,000 and $1,154,000, respectively. The Company established the valuation allowance in 2002 and increased it further in 2003, 2004 and 2005 to cover certain federal and state NOLs that may expire before the Company is able to utilize the tax benefit. The net increase in the valuation allowance during the years ended December 31, 2005 and 2004 was $502,000 and $416,000, respectively. In assessing the realizability of the deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income during the periods in which those temporary differences become deductible. The Company considered the scheduled reversal of deferred tax liabilities, projected future taxable income and other factors in making this assessment. The Company’s estimates of future taxable income take into consideration, among other items, estimates of future tax deductions related to depreciation. Based upon the available evidence, the Company does not believe it is more likely than not that all of the deferred tax assets will be realized. To the extent that the Company continues to be unable to generate adequate taxable income in future periods, the

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS — (Continued)
Company will not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering potentially expiring NOLs.

11.	Commitments
      The Company’s noncancelable operating lease arrangements include a lease of the land on which the New Hampshire Brewery sits as well as leases of various small equipment. The land lease began in May 1995 and runs through April 2047. The lease arrangement may be extended at the Company’s option for two additional seven-year terms. Monthly lease payments did not commence until completion of construction of the New Hampshire Brewery facility in July 1996. The lease agreement also includes an escalation clause, allowing for a 5% increase in the monthly lease payment at the end of every five-year period. The first five-year period expired in May 2005 and the lessor increased the monthly lease payment by the 5% as provided for in the agreement. Escalating rent expense is recorded on a straight-line basis over the term of the lease. The land lease also provides the Company with the first right of refusal to purchase the property should the lessor receive an offer to sell the property to a third party. The Company’s leases of various equipment generally have a term of five years.
      Minimum aggregate future lease payments under noncancelable operating leases as of December 31, 2005 are as follows:

2006	$265,181
2007	263,097
2008	263,097
2009	263,097
2010	271,866
Thereafter	11,828,217

$13,154,555

      Rent expense under all operating leases, including short-term rentals as well as cancelable and noncancelable operating leases, totaled $320,000, $315,000 and $247,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
      The Company periodically enters into commitments to purchase natural gas and certain raw materials in the normal course of business. Furthermore, the Company has entered into purchase commitments to ensure it has the necessary supply of malt and hops to meet future production requirements. Malt and hop commitments are for crop years through 2008. The Company believes that malt and hop commitments in excess of future requirements, if any, will not materially affect its financial condition or results of operations.
      Aggregate payments under unrecorded, unconditional purchase commitments as of December 31, 2005 are as follows:

2006	$2,128,699
2007	1,876,294
2008	741,226
2009	9,767
2010	3,934
Thereafter	2,951

$4,762,871

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The Company leases corporate office space to an unrelated party. The lease agreement expires in 2009. The Company recognized rental income for the years ended December 31, 2005, 2004 and 2003 of $167,000, $162,000 and $169,000, respectively. Future minimum lease rentals under the agreement total $740,000.

12.	Employee Benefit Plan
      The Company maintains a 401(k) savings plan for employees age 21 years or older with at least six months of service. Employee contributions may not exceed a specific dollar amount determined by law and rules of the Internal Revenue Service. The Company matches 100% of each dollar contributed by a participant employed by the Company on the last day of the calendar year who has worked 1,000 or more hours with a maximum matching contribution of 4% of a participant’s eligible compensation. The Company’s contributions to the plan vest incrementally over five years of service by the employee. The Company’s contributions to the plan totaled $167,000, $205,000 and $231,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

13.	Financial Instruments, Major Customers, and Related-Party Transactions
      Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables and interest-bearing deposits. While wholesale distributors, A-B and Craft Brands account for substantially all accounts receivable, this concentration risk is limited due to the number of distributors, their geographic dispersion, and state laws regulating the financial affairs of distributors of alcoholic beverages. The Company’s interest-bearing deposits are placed with major financial institutions.
      The Company’s most significant wholesaler, K&L Distributors, Inc. (“K&L”), is responsible for distribution of the Company’s products in most of King County, Washington, which includes Seattle. K&L accounted for approximately 12%, 13% and 13% of total sales volume in 2005, 2004 and 2003, respectively. Shipments of the Company’s product to K&L during 2005 and the last six months of 2004 were made through Craft Brands. Due to state liquor regulations, the Company sells its product in Washington state directly to third-party beer distributors and returns a portion of the revenue to Craft Brands based upon a contractually determined formula.
      For the year ended December 31, 2005, sales to A-B through the A-B Distribution Agreement represented 41% of total sales during the same period, or $14,124,000. For the six months ended December 31, 2004, sales to A-B through the A-B Distribution Agreement represented 40% of total sales during the same period, or $6,275,000. For the six months ended June 30, 2004, sales to A-B through the Distribution Alliance represented 67% of total sales during the same period, or $14,041,000. In 2003, sales to A-B through the Distribution Alliance represented 65% of total sales, or $27,312,000.
      In connection with all sales through the Distribution Alliance prior to July 1, 2004, the Company paid a Margin fee to A-B. The Margin did not apply to sales to wholesalers and others that were part of the A-B distribution network but that were not part of the Distribution Alliance, including most sales to Washington state wholesalers, sales to non-A-B wholesalers, sales by the Company’s retail operations, and dock sales. The July 1, 2004 A-B Distribution Agreement modified the Margin fee structure such that the Margin per barrel shipped increased and is paid on all sales through the new A-B Distribution Agreement. The Margin does not apply to sales to the Company’s retail operations or to dock sales. The Margin also does not apply to the Company’s sales to Craft Brands because Craft Brands pays a comparable fee on its resale of the product. The A-B Distribution Agreement also provides that the Company shall pay an additional fee on shipments that exceed shipments for the same territory during fiscal 2003 (the “Additional Margin”). In addition, the Exchange and Recapitalization Agreement provided that the Margin be retroactively increased to the rate provided in the A-B Distribution Agreement for all shipments in June 2004. For the year ended December 31, 2005, the Margin was paid to A-B on shipments totaling 85,000 barrels to 472 distribution points. Because 2005 shipments in the midwest and eastern United States exceeded 2003 shipments in the same territory, the

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS — (Continued)
Company paid A-B the Additional Margin on 7,000 barrels. For the six month period ended December 31, 2004, the Margin was paid to A-B on shipments totaling 38,000 barrels to 371 distribution points, and the retroactive increase on June 2004 shipments was paid on approximately 20,000 barrels. For the six months ended June 30, 2004, the Margin was paid to A-B on shipments totaling 84,000 barrels to 495 Alliance distribution points. For the year ended December 31, 2003, the Margin was paid to A-B on shipments totaling 166,000 barrels to 527 Alliance distribution points. The Margin paid is reflected as a reduction of sales in the Company’s statement of operations.
      In connection with all sales through the Distribution Alliance prior to July 1, 2004 and all sales through the A-B Distribution Agreement since July 1, 2004, the Company also paid additional fees to A-B related to administration and handling. Invoicing costs, staging costs, cooperage handling charges and inventory manager fees are reflected in cost of sales in the Company’s statement of operations. These fees collectively totaled approximately $249,000, $406,000 and $300,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
      The Company purchased certain materials through A-B totaling $5,942,000, $5,584,000 and $6,750,000 in 2005, 2004 and 2003, respectively.
      In December 2003, the Company entered into a purchase and sale agreement with A-B for the purchase of the Pacific Ridge brand, trademark and related intellectual property. In consideration, the Company agreed to pay A-B a fee for 20 years based upon the shipments of the brand by the Company. A fee of $83,000 and $80,000 due to A-B is reflected in the Company’s statements of operations for the years ended December 31, 2005 and 2004, respectively.
      In conjunction with the shipment of its products to wholesalers, the Company collects refundable deposits on its pallets. In certain circumstances when the pallets are returned to the Company, A-B may return the deposit to the wholesaler. In May 2005, the Company reimbursed A-B approximately $881,000 for these pallet deposits.
      The Company periodically leases kegs from A-B pursuant to an October 2001 letter of agreement. A lease and handling fee of $32,000 and $20,000 is reflected in the Company’s statements of operations for the years ended December 31, 2005 and 2004, respectively.
      In connection with the shipment of its draft products to wholesalers through the A-B Distribution Agreement, the Company collects refundable deposits on its kegs. Because wholesalers generally hold an inventory of the Company’s kegs at their warehouse and in retail establishments, A-B assists in monitoring the inventory of kegs to insure that the wholesaler can account for all kegs shipped. When a wholesaler cannot account for some of the Company’s kegs for which it is responsible, the wholesaler pays the Company, for each keg determined to be lost, a fixed fee and also forfeits the deposit. For the year ended December 31, 2005, the Company reduced its brewery equipment by $305,000 collected in lost keg fees and forfeited deposits.
      In certain instances, the Company may ship its product to A-B wholesaler support centers rather than directly to the wholesaler. Wholesaler support centers assist the Company by consolidating small wholesaler orders with orders of other A-B products prior to shipping to the wholesaler. A wholesaler support center fee of $32,000 is reflected in the Company’s statement of operations for the year ended December 31, 2005.
      In 2005, the Company began using a proprietary A-B production planning system, customized for the Company’s processes. Fees of $269,000 for the customization, implementation and use of the system were paid to A-B and reflected in the statement of operations for the year ended December 31, 2005.
      The net amount due from A-B was $163,000 as of December 31, 2005 and the net amount due to A-B was $196,000 as of December 31, 2004.

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS — (Continued)
      In 2003, the Company entered into a licensing agreement with Widmer to produce and sell the Widmer Hefeweizen brand in states east of the Mississippi River. Brewing of this product is conducted at the New Hampshire Brewery under the supervision and assistance of Widmer’s brewing staff to insure their brand’s quality and matching taste profile. The term of this agreement is for five years, with an additional one-year automatic renewal unless either party elects to terminate the arrangement. The agreement may be terminated by either party at any time without cause pursuant to 150 days notice. The agreement may be terminated for cause by either party under certain conditions. During the term of this agreement, Redhook will not brew, advertise, market, or distribute any product that is labeled or advertised as a “Hefeweizen” or any similar product in the agreed upon eastern territory. Brewing and selling of Redhook’s Hefe-weizen was discontinued in conjunction with this agreement. The Company shipped 26,000, 18,000 and 12,000 barrels of Widmer Hefeweizen during the years ended December 31, 2005, 2004 and 2003, respectively. A licensing fee of $399,000, $266,000 and $166,000 due to Widmer is reflected in the Company’s statement of operations for the years ended December 31, 2005, 2004 and 2003, respectively.
      In connection with a contract brewing arrangement, the Company brewed and shipped 8,900 barrels of Widmer draft beer during the year ended December 31, 2005 and 2,300 barrels during the six months ended December 31, 2004. Pursuant to the supply, distribution and licensing agreement with Craft Brands, if shipments of the Company’s products in the western United States decrease as compared to the previous year’s shipments, the Company has the right to brew Widmer products in an amount equal to the lower of (i) the Company’s product shipment decrease or (ii) the Widmer product shipment increase. In addition, the Company may, at Widmer’s request, brew more beer for Widmer than the amount obligated by the contract.

14.	Quarterly Financial Data (Unaudited)

	2005 Quarter Ended				2004 Quarter Ended

	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31

	(In thousands, except per share amounts)
					(Restated)
Sales	$7,956	$9,498	$9,741	$7,325	$7,016	$8,790	$11,443	$9,391
Less Excise Taxes	740	947	982	752	666	878	952	771

Net Sales	7,216	8,551	8,759	6,573	6,350	7,912	10,491	8,620
Cost of Sales	6,789	7,429	7,277	6,048	6,167	6,951	7,479	6,575

Gross Profit	427	1,122	1,482	525	183	961	3,012	2,045
Selling, General and Administrative Expenses	1,484	1,905	1,852	1,543	1,255	1,310	2,546	2,528
Income from Equity Investment in Craft Brands	767	674	691	259	466	658	—	—
Craft Brands Shared Formation Expenses	—	—	—	—	—	(2)	131	407

Operating Income (Loss)	(290)	(109)	321	(759)	(606)	311	335	(890)
Interest Expense	72	72	66	61	55	48	43	44
Other Income (Expense) — Net	40	20	36	29	33	59	11	13

Income (Loss) before Income Taxes	(322)	(161)	291	(791)	(628)	322	303	(921)
Income Tax Provision (Benefit)	259	10	8	(59)	311	10	10	—

Net Income (Loss)	$(581)	$(171)	$283	$(732)	$(939)	$312	$293	$(921)

Basic Earnings (Loss) per Share	$(0.07)	$(0.02)	$0.03	$(0.09)	$(0.11)	$0.04	$0.04	$(0.15)

Diluted Earnings (Loss) per Share	$(0.07)	$(0.02)	$0.03	$(0.09)	$(0.11)	$0.04	$0.04	$(0.15)

Barrels Shipped	50.5	61.6	64.0	49.2	47.2	57.1	62.0	50.2

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
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
      The report of Ernst & Young on the Company’s financial statements for the year ended December 31, 2003 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except that the report for the year ended December 31, 2003 expressed substantial doubt regarding the Company’s ability to continue as a going concern if the Company’s distribution agreement with Anheuser-Busch, which was subject to early termination in 2004, was terminated. The termination of the distribution agreement would have caused an event of default under the Company’s bank credit agreement and would have required the Company to redeem the Series B Preferred Stock on December 31, 2004. As reported in the Company’s current report on Form 8-K filed on July 2, 2004, the Company and Anheuser-Busch entered into a new distribution agreement which will expire on December 31, 2024, subject to the one-time right of Anheuser-Busch to terminate the distribution agreement on December 31, 2014.
      In connection with the audit of the Company’s financial statements for the fiscal year ended December 31, 2003, and in the subsequent interim period from December 31, 2003 through August 16, 2004, there were no disagreements with Ernst & Young on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of Ernst & Young would have caused Ernst & Young to make reference to the subject matter of the disagreement in their report. There were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K. The Company requested and Ernst & Young furnished a letter addressed to the Commission stating whether it agreed with the above statements. A copy of that letter, dated August 20, 2004, is filed as Exhibit 16.2 to the Company’s Form 10-K for the year ended December 31, 2004.
      On September 9, 2004, the Company engaged Moss Adams LLP (“Moss Adams”) as the Company’s independent registered public accounting firm for its fiscal year ended December 31, 2004. During the two fiscal years ended December 31, 2003 and the subsequent interim period through September 9, 2004, the Company had not consulted with Moss Adams with respect to: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K). The decision to engage Moss Adams was approved by the Company’s audit committee.

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
      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Although the Company has restated previously reported financial statements to correct an error as of and for the year ended December 31, 2004, the Chief Executive Officer and Chief Financial Officer have concluded that the restatement does not indicate a deficiency in the Company’s disclosure controls and procedures. As a result of the restatement, management considered the effectiveness of the disclosure controls and procedures in place with respect to the tax accounting process. Management believes that key controls were in place and the disclosure controls were functioning properly as of and for the fiscal year ended December 31, 2004 but, because the circumstances surrounding the error were unusual and infrequent, the error was not identified in a timely manner. Management believes that this error was isolated.
      No changes in the Company’s internal control over financial reporting were identified in connection with the evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. However, management is evaluating the Company’s controls and procedures in relation to the tax accounting process and considering implementation of additional internal controls, including increasing the scope of the independent tax accounting review.
      It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Item 9B.	Other Information
      None.
PART III.

Item 10.	Directors and Executive Officers of the Registrant
      The response to this Item is contained in part in the Company’s definitive proxy statement for its 2006 Annual Meeting of Stockholders (the “2006 Proxy Statement”) under the captions “Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and the information contained therein is incorporated herein by reference.
      Information regarding executive officers is set forth herein in Part I., Item 4A, under the caption “Executive Officers of the Company.”
      The Company has adopted a Code of Conduct applicable to all employees, including the principal executive officer, principal financial officer, principal accounting officer and directors. A copy of the Code of Conduct is available on the Company’s website at www.Redhook.com (select About Redhook — Investor Relations — Governance — Highlights). Any waivers of the code for the Company’s directors or executive officers will be approved by the Board of Directors. The Company will disclose any such waivers on a Form 8-K within five business days after the waiver is approved.

Item 11.	Executive Compensation
      The response to this Item is contained in the 2006 Proxy Statement under the caption “Executive Compensation,” and the information contained therein is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans
      The following is a summary as of December 31, 2005 of all equity compensation plans of the Company that provides for the issuance of equity securities as compensation. See Note 8 to the Financial Statements — Common Stockholders’ — Equity for additional discussion.

Number of Securities
Remaining Available
	Number of Securities		for Future Issuance
	to be Issued Upon	Weighted Average	under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(excluding securities
	Warrants and Rights	Warrants and Rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	846,320	$3.15	109,559
Equity compensation plans not approved by security holders	—	—	—

Total	846,320	$3.15	109,559

      The remaining response to this Item is contained in part in the 2006 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and the information contained therein is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      The response to this Item is contained in the 2006 Proxy Statement under the caption “Certain Transactions,” and the information contained therein is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
      The response to this Item is contained in the 2006 Proxy Statement under the caption “Proposal 2 — Appointment of Independent Auditors,” and the information contained therein is incorporated herein by reference.
PART IV.

Item 15.	Exhibits and Financial Statement Schedules
      (a) The following documents are filed as part of this report:

1. Audited Financial Statements

2. Financial Statement Schedules

All other Financial Statement Schedules are omitted because they are not applicable or the required information is shown in the Financial Statements and Notes.

3. Exhibits

The following exhibits are filed with or incorporated by reference into this report pursuant to Item 601 of Regulation S-K:

EXHIBIT NO. 3 Articles of Incorporation and Bylaws

3.1	Restated Articles of Incorporation of Registrant, dated July 7, 2004 (Incorporated by reference from Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended June 30, 2004)
3.2	Amended and Restated Bylaws of Registrant, dated April 7, 2004 (Incorporated by reference from Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 2004)

EXHIBIT NO. 4 Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Amended and Restated Rights Agreement, dated as of May 12, 1999 between Redhook Ale Brewery, Incorporated and ChaseMellon Shareholder Services, L.L.C. (Incorporated by reference from Exhibit 10.39 to the Company’s Form 10-Q for the quarter ended March 31, 1999)
4.2	Amendment No. 1, dated as of May 18, 2004, to Amended and Restated Rights Agreement dated May 12, 1999 between Redhook Ale Brewery, Incorporated and Mellon Investor Services LLC (formerly known as ChaseMellon Shareholder Services, L.L.C.), as Rights Agent (Incorporated by reference from Exhibit 1 to the Company’s Form 8-A/A filed on June 28, 2004)

EXHIBIT NO. 10 Material Contracts

Executive Compensation Plans and Agreements

10.1	Registrant’s Incentive Stock Option Plan, dated September 12, 1990 (Incorporated by reference from Exhibit 10.15 to the Company’s Registration Statement on Form S-1, No. 33-94166)

10.2	Amended and Restated Registrant’s Directors Stock Option Plan (Incorporated by reference from Exhibit 10.14 to the Company’s Registration Statement on Form S-1, No. 33-94166)

10.3	Amendment dated as of February 27, 1996, to Amended and Restated Registrant’s Directors Stock Option Plan (Incorporated by reference from Exhibit 10.32 to the Company’s Form 10-Q for the quarter ended June 30, 1996, No. 0-26542)

10.4	Form of Stock Option Agreement for Registrant’s Directors Stock Option Plan (Incorporated by reference from Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2004)

10.5	Registrant’s 1992 Stock Incentive Plan, approved October 20, 1992, as amended, October 11, 1994 and May 25, 1995 (Incorporated by reference from Exhibit 10.16 to the Company’s Registration Statement on Form S-1, No. 33-94166)

10.6	Amendment dated as of July 25, 1996, to Registrant’s 1992 Stock Incentive Plan, as amended (Incorporated by reference from Exhibit 10.33 to the Company’s Form 10-Q for the quarter ended June 30, 1996, No. 0-26542)

10.7	Amendment dated as of February 27, 1996, to Registrant’s 1992 Stock Incentive Plan, as amended (Incorporated by reference from Exhibit 10.31 to the Company’s Form 10-Q for the quarter ended June 30, 1996, No. 0-26542)

10.8	Form of Stock Option Agreement for Registrant’s 1992 Stock Incentive Plan, as amended (Incorporated by reference from Exhibit 10.8 to the Company’s Form 10-K for the year ended December 31, 2004)

10.9	Registrant’s 2002 Stock Option Plan (Incorporated by reference from the Addendum to the Company’s Proxy Statement for 2002 Annual Meeting of Shareholders)

10.10	Form of Stock Option Agreement (Directors Grants) for Registrant’s 2002 Stock Option Plan (Incorporated by reference from Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2004)

10.11	Form of Stock Option Agreement (Executive Officer Grants) for Registrant’s 2002 Stock Option Plan (Incorporated by reference from Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2004)

10.12	Employment Agreement between Registrant and Paul Shipman, dated November 1, 2000 (Incorporated by reference from Exhibit 10.43 to the Company’s Form 10-K for the year ended December 31, 2000)

10.13	Letter of agreement regarding employment between Registrant and Paul S. Shipman, dated June 23, 2005 (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on June 28, 2005)

10.14	Employment Agreement between Registrant and David J. Mickelson, dated August 1, 2000 (Incorporated by reference from Exhibit 10.27 to the Company’s Form 10-Q for the quarter ended September 30, 2000)

10.15	Letter of agreement regarding employment between Registrant and David J. Mickelson, dated June 23, 2005 (Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed on June 28, 2005)

10.16	Employment Agreement between Registrant and Allen L. Triplett, dated August 1, 2000 (Incorporated by reference from Exhibit 10.28 to the Company’s Form 10-Q for the quarter ended September 30, 2000)

10.17	Letter of agreement regarding employment between Registrant and Allen L. Triplett, dated December 6, 2005 (Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed on December 7, 2005)

10.18	Employment Agreement between Registrant and Pamela J. Hinckley, dated August 1, 2000 (Incorporated by reference from Exhibit 10.29 to the Company’s Form 10-Q for the quarter ended September 30, 2000)

10.19	Employment Agreement between Registrant and Greg Marquina, dated August 1, 2000 (Incorporated by reference from Exhibit 10.41 to the Company’s Form 10-Q for the quarter ended September 30, 2000)

10.20	Employment Agreement between Registrant and Gerard C. Prial, dated August 1, 2000 (Incorporated by reference from Exhibit 10.46 to the Company’s Form 10-K for the year ended December 31, 2001)

10.21	Letter of agreement regarding employment between Registrant and Gerard C. Prial, dated December 6, 2005 (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on December 7, 2005)
10.22	Summary Sheet of Director Compensation and Executive Cash Compensation

Other Material Contracts

10.23	Investment Agreement dated as of October 18, 1994, between the Registrant and Anheuser-Busch, Incorporated (Incorporated by reference from Exhibit 10.4 to the Company’s Registration Statement on Form S-1, No. 33-94166)

10.24	Registration Rights Agreement dated as of October 18, 1994, between Registrant and Anheuser-Busch, Incorporated (Incorporated by reference from Exhibit 10.7 to the Company’s Registration Statement on Form S-1, No. 33-94166)

10.25	Master Distributor Agreement between Registrant and Anheuser-Busch, Incorporated, dated October 18, 1994 (Incorporated by reference from Exhibit 10.21 to the Company’s Registration Statement on Form S-1, No. 33-94166)*

10.26	Amendment No. 1 dated as of June 26, 1996, to Master Distribution Agreement between Registrant and Anheuser-Busch, Incorporated, dated October 18, 1994 (Incorporated by reference from Exhibit 10.30 to the Company’s Form 10-Q for the quarter ended June 30, 1996, No. 0-26542)

10.27	Letter Agreement dated as of July 31, 1995, between Registrant and Anheuser-Busch, Incorporated (Incorporated by reference from Exhibit 10.25 to the Company’s Registration Statement on Form S-1, No. 33-94166)

10.28	Consent, Waiver and Amendment, dated September 19, 1997, to Master Distributor Agreement between Registrant and Anheuser-Busch, Incorporated, dated October 18, 1994 (Incorporated by reference from Exhibit 10.36 to the Company’s Form 10-Q for the quarter ended September 30, 1997, No. 0-26542)

10.29	Purchasing Agreement dated as of March 27, 1998, between Registrant and Anheuser-Busch, Incorporated (Incorporated by reference from Exhibit 10.37 to the Company’s Form 10-Q for the quarter ended March 31, 1998)

10.30	Purchasing Agreement dated as of November 21, 2002, between Registrant and Anheuser-Busch, Incorporated (Incorporated by reference from Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2002)

10.31	Sublease between Pease Development Authority as Sublessor and Registrant as Sublessee, dated May 30, 1995 (Incorporated by reference from Exhibit 10.11 to the Company’s Registration Statement on Form S-1, No. 33-94166)

10.32	Assignment of Sublease and Assumption Agreement dated as of July 1, 1995, between Registrant and Redhook of New Hampshire, Inc. (Incorporated by reference from Exhibit 10.24 to the Company’s Registration Statement on Form S-1, No. 33-94166)

10.33	Amended and Restated Credit Agreement between U.S. Bank of Washington, National Association and Registrant, dated June 5, 1995 (Incorporated by reference from Exhibit 10.18 to the Company’s Registration Statement on Form S-1, No. 33-94166)

10.34	First Amendment dated as of July 25, 1996, to Amended and Restated Credit Agreement between U.S. Bank of Washington, National Association and Registrant, dated June 5, 1995 (Incorporated by reference from Exhibit 10.34 to the Company’s Form 10-Q for the quarter ended September 30, 1996, No. 0-26542)

10.35	Second Amendment to Amended and Restated Credit Agreement between U.S. Bank of Washington, National Association and Registrant, dated September 15, 1997 (Incorporated by reference from Exhibit 10.35 to the Company’s Form 10-Q for the quarter ended September 30, 1997, No. 0-26542)

10.36	Third Amendment to Amended and Restated Credit Agreement between U.S. Bank of Washington, National Association and Registrant, dated February 22, 1999 (Incorporated by reference from Exhibit 10.38 to the Company’s Form 10-Q for the quarter ended March 31, 1999)

10.37	Fourth Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and Registrant, dated August 10, 2000 (Incorporated by reference from Exhibit 10.42 to the Company’s Form 10-Q for the quarter ended September 30, 2000)

10.38	Fifth Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and Registrant, dated June 19, 2001 (Incorporated by reference from Exhibit 10.44 to the Company’s Form 10-Q for the quarter ended June 30, 2001)

10.39	Sixth Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and Registrant, dated December 31, 2001 (Incorporated by reference from Exhibit 10.45 to the Company’s Form 10-K for the year ended December 31, 2001)

10.40	Seventh Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and Registrant, dated June 21, 2002 (Incorporated by reference from Exhibit 10.47 to the Company’s Form 10-Q for the quarter ended June 30, 2002)

10.41	Eighth Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and Registrant, dated March 18, 2003 (Incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2003)

10.42	Ninth Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and Registrant, dated as of October 31, 2003 (Incorporated by reference from Exhibit 10.34 to the Company’s Form 10-K for the year ended December 31, 2003)

10.43	Tenth Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and Registrant, dated as of February 9, 2004 (Incorporated by reference from Exhibit 10.35 to the Company’s Form 10-K for the year ended December 31, 2003)

10.44	Eleventh Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and Registration, dated as of September 28, 2004 (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on October 26, 2004)

10.45	Twelfth Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and Registration, dated as of January 30, 2006 (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on February 15, 2006)

10.46	Exchange and Recapitalization Agreement dated as of June 30, 2004 between the Registrant and Anheuser-Busch, Incorporated (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on July 2, 2004)

10.47	Master Distributor Agreement dated as of July 1, 2004 between the Registrant and Anheuser-Busch, Incorporated (Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed on July 2, 2004)*

10.48	Registration Rights Agreement dated as of July 1, 2004 between the Registrant and Anheuser-Busch, Incorporated (Incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K filed on July 2, 2004)

10.49	Supply, Distribution and Licensing Agreement dated as of July 1, 2004 between the Registrant and Craft Brands Alliance LLC (Incorporated by reference from Exhibit 10.4 to the Company’s Form 8-K filed on July 2, 2004)*

10.50	Master Distributor Agreement dated as of July 1, 2004 between Craft Brands Alliance LLC and Anheuser-Busch, Incorporated (Incorporated by reference from Exhibit 10.5 to the Company’s Form 8-K filed on July 2, 2004)*

10.51	Amendment No. 1, dated as of May 18, 2004, to Amended and Restated Rights Agreement dated May 12, 1999 between Redhook Ale Brewery, Incorporated and Mellon Investor Services LLC (formerly known as ChaseMellon Shareholder Services, L.L.C.), as Rights Agent (Incorporated by reference from Exhibit 1 to the Company’s Form 8-A/A filed on June 28, 2004)

EXHIBIT NO. 16 Letter regarding Change in Certifying Accountant

16.1	Letter dated July 29, 2004 from the Company’s former principal independent accountants (Incorporated by reference from Exhibit 16.1 to the Company’s Form 8-K filed on July 30, 2004)
16.2	Letter dated August 20, 2004 from the Company’s former principal independent accountants (Incorporated by reference from Exhibit 16.1 to the Company’s Form 8-K/A filed on August 20, 2004)

EXHIBIT NO. 21 Subsidiaries of the Registrant

21.1	Subsidiaries of the Registrant (Incorporated by reference from Exhibit 21.1 to the Company’s Registration Statement on Form S-1, No. 33-94166)

EXHIBIT NO. 23 Consents of Experts and Counsel

23.1	Consent of Moss Adams LLP, Independent Registered Public Accountants
23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
23.3	Consent of Moss Adams LLP, Independent Registered Public Accountants

EXHIBIT NO. 31 & 32 Certifications

31.1	Certification of Chief Executive Officer of Redhook Ale Brewery, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of Redhook Ale Brewery, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of Redhook Ale Brewery, Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer of Redhook Ale Brewery,, Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(*)	Confidential treatment has been granted for portions of this document.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Woodinville, State of Washington, on March 31, 2006.

REDHOOK ALE BREWERY, INCORPORATED

By	/s/ David J. Mickelson

David J. Mickelson

President and Chief Financial Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul S. Shipman Paul S. Shipman	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 31, 2006

/s/ David J. Mickelson David J. Mickelson	President and Chief Financial Officer (Principal Financial Officer)	March 31, 2006

/s/ Lorri L. Jones Lorri L. Jones	Controller and Treasurer (Principal Accounting Officer)	March 31, 2006

/s/ Frank H. Clement Frank H. Clement	Director	March 31, 2006

/s/ John W. Glick John W. Glick	Director	March 31, 2006

/s/ David R. Lord David R. Lord	Director	March 31, 2006

/s/ Michael Loughran Michael Loughran	Director	March 31, 2006

/s/ John D. Rogers, Jr. John D. Rogers, Jr.	Director	March 31, 2006

/s/ Anthony J. Short Anthony J. Short	Director	March 31, 2006

      In accordance with Rule 3-09 of Regulation S-X, separate financial statements for Craft Brands Alliance LLC are provided as a financial statement schedule.
CRAFT BRANDS ALLIANCE LLC
REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTANTS
and
FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS
To the Members and Board of Directors
Craft Brands Alliance LLC
      We have audited the accompanying balance sheets of Craft Brands Alliance LLC as of December 31, 2005 and 2004, and the related statements of income, members’ equity and cash flows for the year ended December 31, 2005 and six month period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Craft Brands Alliance LLC at December 31, 2005 and 2004, and the results of its operations and its cash flows for the year ended December 31, 2005, and six month period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.
Seattle, Washington
March 14, 2006

CRAFT BRANDS ALLIANCE LLC
BALANCE SHEETS

	December 31,

	2005	2004

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$177,131	$146,423
Accounts receivable, net	2,808,631	1,916,879
Inventory	1,138,658	754,778
Prepaid expenses	154,324	111,678

	4,278,744	2,929,758
FIXED ASSETS, net	33,456	—

TOTAL ASSETS	$4,312,200	$2,929,758

LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,132,033	$1,982,340
Other accrued expenses	957,894	673,352

	4,089,927	2,655,692
COMMITMENTS

MEMBERS’ EQUITY	222,273	274,066

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$4,312,200	$2,929,758

See accompanying notes.

CRAFT BRANDS ALLIANCE LLC
STATEMENTS OF INCOME
Year Ended December 31, 2005 AND Six Months Ended December 31, 2004

	Periods Ended December 31,

	2005	2004

SALES	$60,783,551	$27,777,282
COST OF SALES	44,821,500	20,103,807

Gross profit	15,962,051	7,673,475
OPERATING EXPENSES	9,708,203	4,704,232

Income from operations	6,253,848	2,969,243

OTHER INCOME (EXPENSE)
Interest expense	—	(3,347)
Miscellaneous income (expense)	(125,136)	108
Royalty expense	(205,052)	(97,294)

Total other income (expense)	(330,188)	(100,533)

NET INCOME	$5,923,660	$2,868,710

See accompanying notes.

CRAFT BRANDS ALLIANCE LLC
STATEMENT OF MEMBERS’ EQUITY

BALANCE, July 1, 2004 (Date of Inception)	$—
Issuance of Units	200
Sales and Marketing Capital Contribution by Redhook Ale Brewery, Incorporated	250,000
Net Income	2,868,710
Profit Distributions to Members	(2,844,844)

BALANCE, December 31, 2004	274,066
Net Income	5,923,660
Profit Distributions to Members	(5,975,453)

BALANCE, December 31, 2005	$222,273

See accompanying notes.

CRAFT BRANDS ALLIANCE LLC
STATEMENTS OF CASH FLOWS
Year Ended December 31, 2005 AND Six Months Ended December 31, 2004

	Periods Ended December 31,

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,923,660	$2,868,710
Depreciation	6,311	—
Change in assets and liabilities:
Accounts receivable	(891,752)	(1,916,879)
Inventory	(383,880)	(754,778)
Prepaid expenses	(42,646)	(111,678)
Accounts payable and other accrued expenses	1,434,235	2,655,692

Net Cash from Operating Activities	6,045,928	2,741,067

CASH FLOWS FROM INVESTMENT ACTIVITIES
Fixed asset additions	(39,767)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of units	—	200
Capital contributions	—	250,000
Issuance of member notes payable	—	300,000
Payoff of member notes payable	—	(300,000)
Profit distribution	(5,975,453)	(2,844,844)

Net Cash from Financing Activities	(5,975,453)	(2,594,644)

NET INCREASE IN CASH AND CASH EQUIVALENTS	30,708	146,423
CASH AND CASH EQUIVALENTS, beginning of year	146,423	—

CASH AND CASH EQUIVALENTS, end of year	$177,131	$146,423

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$—	$3,347

See accompanying notes.

CRAFT BRANDS ALLIANCE LLC
NOTES TO FINANCIAL STATEMENTS

Note 1 —	Company Operating Agreement
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
      The Operating Agreement maybe terminated by either member if A-B no longer distributes the products of Craft Brands Alliance LLC.
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

CRAFT BRANDS ALLIANCE LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)

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
      A-B is also due an Incremental Margin Fee which is derived from the quarterly volume in the given year compared to the 2003 base volume. Any volume gain over the 2003 base volume is remitted to A-B within 45 days of the end of the quarter. This fee updates annually based on the GDP Deflator.

Note 2 —	Description of Operations and Summary of Significant Accounting Policies
      Description of operations — Craft Brands Alliance LLC was formed on July 1, 2004 in Oregon by Widmer Brothers Brewing Company and Redhook Ale Brewery, Incorporated. The Company represents three malt beverage brands — Widmer, Redhook and Kona in 13 western states, including Alaska, Arizona, California, Colorado, Hawaii, Idaho, Montana, Nevada, New Mexico, Oregon, Utah, Washington and Wyoming, acting as a sales representative, marketing firm and wholesaler for the breweries in this area, except in the state of Washington. Approximately 56% in 2005 and 54% in 2004 of the sales volume for the Company is from the California and Oregon markets.
      Cash equivalents — All highly liquid investment instruments with a remaining maturity of three months or less when purchased are considered to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value.
      Accounts receivable — Sales are made to approved customers on an open account basis, subject to established credit limits, and generally no collateral is required. Accounts receivable are stated at an amount

CRAFT BRANDS ALLIANCE LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
management expects to collect. The Company has recorded an allowance for doubtful accounts of $10,000 at December 31, 2005 and 2004. This allowance is based on management’s evaluation of outstanding accounts receivable at the end of the period.
      Inventory — Inventory includes only point of sale and promotional merchandise items. The inventory items are based on the average cost method. These inventory items are classified as finished goods when received.

	2005	2004

Merchandise	$702,174	$286,989
Point of Sale	436,484	467,789

	$1,138,658	$754,778

      Fixed Assets — Property and equipment are stated at cost and depreciated over their estimated useful lives using straight-line and accelerated methods. Estimated useful lives range from 5 to 20 years for equipment. Repairs and maintenance are expensed as incurred; renewals and betterments are capitalized. Upon disposal of equipment, the accounts are relieved of the costs and related accumulated depreciation, and resulting gains or losses are reflected in operations.
      Fixed assets are reviewed for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Disposal of Long-Lived Assets. The Company assesses impairment of property, plant and equipment whenever changes in circumstances indicate the carrying values of the assets may not be recoverable.

	2005	2004

Office and data processing equipment	$39,767	$—
Accumulated depreciation	(6,311)	—

	$33,456	$—

      Income taxes — Craft Brands Alliance LLC is a limited liability company that was established as a partnership and is not required to pay any income taxes, due to the entity type. The members owning the company will be required to report all income and associated taxes on their financial reports and tax filings.
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
      Substantially all of the Company’s revenues for the periods ended December 31, 2005 and 2004 are from related parties. Related party receivables are disclosed in Note 3.
      Fair value of financial instruments — The recorded value of the Company’s financial instruments is considered to approximate the fair value of the instruments, in all material respects, because the Company’s receivables and payables are recorded at amounts expected to be realized and paid.

CRAFT BRANDS ALLIANCE LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Product purchase price — The products from the participating breweries are purchased at what is referred to as the transfer price. The transfer price updates annually based on the last 12-months actual net sales per barrel results. The average net sales price per barrel for Widmer, Redhook and Kona split between draught and package are multiplied by 59%. Then, the average excise tax rate is then added to the total to create the new transfer price. The price is updated annually based on the last 12-month results as of September 30 for the next calendar year.
      Advertising — The Company expenses advertising costs when incurred. Advertising expense during the year ended 2005 totaled $1,038,786 and for the period ended 2004 totaled $342,507.
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
      The Company has transactions and account balances with affiliates, including the Company’s two members, plus Kona Brewery LLC, which are suppliers to the Company and through the distribution relationship with Anheuser-Busch Inc. that sells the Company’s products directly to the wholesalers, except in the state of Washington.

	For the Year Ended 2005

	Widmer	Redhook	Kona	A-B	Total

Payables	$1,652,676	$698,273	$338,448	$129,408	$2,818,805
Receivables	$207,267	$367,590	$26,387	$2,175,322	$2,776,566

	For the Period Ended 2004

	Widmer	Redhook	Kona	A-B	Total

Payables	$814,593	$398,707	$142,897	$52,294	$1,408,491
Receivables	$233,749	$431,089	$(1,152)	$1,232,016	$1,895,702

Note 4 —	Notes Payable
      The Company issued member notes payable that were paid off in their entirety prior to the 2004 period-end. The original notes payable were related to initial startup loans by Widmer and Redhook as a part of the Operating Agreement to fund the initial working capital requirements. The Operating Agreement states that within ten days following the operative date of this Agreement each Member shall make a Required Member Loan to Company in the amount requested by Company, up to $150,000 each. Craft Brands Alliance has repaid each brewery the principal amount, plus interest based on the federal funds rate.

Note 5 —	Members’ Equity
      As a part of the Operating Agreement, each member will own 500 units of the company. The units have no par value. No stock certificates were issued to represent the units. The initial capital contribution was $100 for each brewery. Only 1,000 units were initially authorized for Craft Brands Alliance LLC.

Member	# of Units	Initial Investment

Redhook Ale Brewery	500	$100
Widmer Bros. Brewing Co.	500	$100

CRAFT BRANDS ALLIANCE LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Redhook was required to make an additional capital contribution due to lower than expected volume results for 2003, which totaled $250,000. These dollars must be used to market, advertise, promote and invest directly into the Redhook brand within the established territory. $114,772 of Redhook marketing expenses was used to promote the brand during the six month period ended December 31, 2004, leaving a $135,228 balance as of December 31, 2004, which was invested in the Redhook brand during 2005. No additional capital contribution was made in 2005.

Note 6 —	Retirement Plan
      The Company established a deferred compensation retirement plan, which covers employees that are at least 18 years of age and with greater than three months of service. Under the terms of the plan, participating employees may defer a portion of their gross wages. The Company has a discretionary match that is stated as 50% of the employee’s contributions up to 6% of their gross wages. The Company funded $135,706 for the year ended 2005 and $43,651 in employer contributions for the period ended 2004. $6,513 of the total 2005 employer contribution was drawn on the Company bank account in 2006 though it was accrued in 2005.

Note 7 —	Commitments
      The Company has made commitments with two sports teams and one product placement service. One is an advertising agreement with Global Spectrum (Trail Blazers), which includes $45,000 in sponsorship costs with $33,750 due in 2006. The other sports team commitment is with the Seattle Mariners baseball team, which includes agreements for radio and stadium signage commitments totaling $167,916 in 2006. The product placement agreement is with Royal Promotions and Placement, Inc., which provides product placement in feature films and television programming. The 2006 commitment is $21,000 for the first six months of the year, with an option to continue for the remaining six months of 2006, which adds another $27,000 to the agreement payout. The renewal option will be based on the mid-year performance review results.