Form 10-Q
period 2006-03-31
REDHOOK ALE BREWERY INC
filed 2006-05-15
CIK 892222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s Common Stock outstanding as May 5, 2006 was 8,232,039.
Page 1 of 23 sequentially numbered pages

REDHOOK ALE BREWERY, INCORPORATED
FORM 10-Q
For The Quarterly Period Ended March 31, 2006

PART I.
ITEM 1. Financial Statements
REDHOOK ALE BREWERY, INCORPORATED
BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$5,711,205	$6,435,609
Accounts Receivable	2,024,371	1,297,404
Trade Receivable from Craft Brands	723,799	698,272
Inventories	3,072,533	3,027,720
Deferred Income Tax Asset, Net	256,006	—
Other	560,684	502,667

Total Current Assets	12,348,598	11,961,672
Fixed Assets, Net	59,963,027	60,379,901
Investment in Craft Brands	207,064	92,806
Other Assets	165,080	143,326

Total Assets	$72,683,769	$72,577,705

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$2,418,835	$1,990,627
Trade Payable to Craft Brands	423,684	367,590
Accrued Salaries, Wages and Payroll Taxes	1,058,647	1,259,823
Refundable Deposits	2,545,823	2,440,796
Other Accrued Expenses	463,691	211,200
Current Portion of Long-Term Debt and Capital Lease Obligations	457,792	459,245

Total Current Liabilities	7,368,472	6,729,281

Long-Term Debt and Capital Lease Obligations, Net of Current Portion	4,638,982	4,751,920

Deferred Income Taxes, Net	1,202,401	946,395

Other Liabilities	136,635	123,542

Commitments
Common Stockholders’ Equity:
Common Stock, Par Value $0.005 per Share, Authorized, 50,000,000 Shares; Issued and Outstanding, 8,228,339 Shares in 2006 and 8,222,609 Shares in 2005	41,142	41,113
Additional Paid-In Capital	68,839,121	68,828,009
Retained Earnings (Deficit)	(9,542,984)	(8,842,555)

Total Common Stockholders’ Equity	59,337,279	60,026,567

Total Liabilities and Common Stockholders’ Equity	$72,683,769	$72,577,705

See Accompanying Notes to Financial Statements

REDHOOK ALE BREWERY, INCORPORATED
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Sales	$8,669,250	$7,324,974
Less Excise Taxes	889,903	752,427

Net Sales	7,779,347	6,572,547
Cost of Sales	7,242,530	6,048,289

Gross Profit	536,817	524,258
Selling, General and Administrative Expenses	1,713,806	1,542,523
Income from Equity Investment in Craft Brands	514,149	259,694

Operating Income (Loss)	(662,840)	(758,571)
Interest Expense	83,083	61,319
Other Income (Expense) — Net	53,928	28,802

Income (Loss) before Income Taxes	(691,995)	(791,088)
Income Tax Provision (Benefit)	8,434	(59,000)

Net Income (Loss)	$(700,429)	$(732,088)

Basic Earnings (Loss) per Share	$(0.09)	$(0.09)

Diluted Earnings (Loss) per Share	$(0.09)	$(0.09)

See Accompanying Notes to Financial Statements

REDHOOK ALE BREWERY, INCORPORATED
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Operating Activities
Net Income (Loss)	$(700,429)	$(732,088)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Depreciation and Amortization	763,642	730,342
Income from Equity Investment in Craft Brands Less Than (In Excess of) Cash Distributions	(114,258)	300,620
Deferred Income Taxes	—	(70,000)
Net Change in Operating Assets and Liabilities	(224,841)	(622,601)

Net Cash Used in Operating Activities	(275,886)	(393,727)

Investing Activities
Expenditures for Fixed Assets	(345,268)	(14,245)

Net Cash Used in Investing Activities	(345,268)	(14,245)

Financing Activities
Principal Payments on Debt and Capital Lease Obligations	(114,391)	(112,500)
Issuance of Common Stock	11,141	1,276

Net Cash Used in Financing Activities	(103,250)	(111,224)

Increase (Decrease) in Cash and Cash Equivalents	(724,404)	(519,196)
Cash and Cash Equivalents:
Beginning of Period	6,435,609	5,589,621

End of Period	$5,711,205	$5,070,425

See Accompanying Notes to Financial Statements

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
     The accompanying financial statements and related notes of Redhook Ale Brewery, Incorporated (the “Company”) should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These financial statements are unaudited but, in the opinion of management, reflect all material adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. All such adjustments were of a normal, recurring nature. Certain reclassifications have been made to the prior years’ financials statements to conform to the current year presentation. The effects of the reclassifications are not considered material. The results of operations for such interim periods are not necessarily indicative of the results of operations for the full year.
2. Inventories
     Inventories consist of the following:

	March 31,	December 31,
	2006	2005
Raw materials	$1,111,371	$1,180,831
Work in process	942,844	950,827
Finished goods	391,339	262,618
Promotional merchandise	343,913	372,073
Packaging materials	283,066	261,371

	$3,072,533	$3,027,720

     Work in process is beer held in fermentation tanks prior to the filtration and packaging process.
3. Craft Brands Alliance LLC
     In July 2004, the Company entered into agreements with Widmer Brothers Brewing Company (“Widmer”) with respect to the operation of a joint venture sales and marketing entity, Craft Brands Alliance LLC (“Craft Brands”). Pursuant to these agreements, the Company manufactures and sells its product to Craft Brands at a price substantially below wholesale pricing levels; Craft Brands, in turn, advertises, markets, sells and distributes the product to wholesale outlets in the western United States pursuant to a distribution agreement between Craft Brands and Anheuser-Busch, Incorporated (“A-B”).
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
     For the three months ended March 31, 2006, the Company’s share of Craft Brands’ net income totaled $514,000. During the three months ended March 31, 2006, the Company received cash distributions of $400,000, representing its share of the net cash flow of Craft Brands.
     For the three months ended March 31, 2005, the Company’s share of Craft Brands’ net income totaled $260,000. This share of Craft Brands’ profit was net of $135,000 of the Special Marketing Expense that had been incurred by Craft Brands during the same period and was fully allocated to the Company. As of March 31, 2005, the entire $250,000 2004 sales and marketing capital contribution made by the Company had been used by Craft Brands for designated Special Marketing Expenses and netted against Craft Brands’ profits allocated to the Company. For the three months ended March 31, 2005, the Company received cash distributions of $560,000, representing its share of the net cash flow of Craft Brands.

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS (Continued)
(Unaudited)
     As of March 31, 2006 and December 31, 2005, the Company’s investment in Craft Brands totaled $207,000 and $93,000.
     For the three months ended March 31, 2006, shipments of the Company’s products to Craft Brands represented 51% of total Company shipments, or 29,600 barrels. For the three months ended March 31, 2005, shipments of the Company’s products to Craft Brands represented 60% of total Company shipments, or 29,400 barrels.
     In conjunction with the sale of Redhook product to Craft Brands, the Company’s balance sheets as of March 31, 2006 and December 31, 2005 reflect a trade payable due to Craft Brands of approximately $424,000 and $368,000, respectively, and a trade receivable due from Craft Brands of approximately $724,000 and $698,000, respectively.
4. Common Stockholders’ Equity
     In conjunction with the exercise of stock options granted under the Company’s stock option plans, the Company issued 5,700 shares of the Company’s common stock (“Common Stock”) totaling $11,100 during the three months ended March 31, 2006. During the three months ended March 31, 2005, the Company issued 660 shares of Common Stock totaling $1,300.
5. Earnings (Loss) per Share
     The Company follows FASB Statement of Financial Accounting Standard (“SFAS”) No. 128, Earnings per Share. Basic earnings (loss) per share is calculated using the weighted average number of shares of Common Stock outstanding. The calculation of adjusted weighted average shares outstanding for purposes of computing diluted earnings (loss) per share includes the dilutive effect of all outstanding stock options for periods when the Company reports net income. Outstanding stock options have been excluded from the calculation of diluted loss per share for the three months ended March 31, 2006 and March 31, 2005 because their effect is antidilutive. The calculation uses the treasury stock method and the “as if” converted method in determining the resulting incremental average equivalent shares outstanding as applicable.
     The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended
	March 31,
	2006	2005
Net income (loss)	$(700,429)	$(732,088)

Weighted average common shares	8,225,737	8,188,691

Basic and diluted earnings (loss) per share	$(0.09)	$(0.09)

6. Stock-Based Compensation
     Through December 31, 2005, the Company accounted for its employee stock-based compensation plans using the intrinsic value method, as prescribed by APB No. 25, Accounting for Stock Issued to Employees. Under APB 25, because the Company’s employee stock options were granted at an exercise price equal to the fair market value of the underlying Common Stock on the date of the grant, no compensation expense was recognized. As permitted, for all periods prior to January 1, 2006, the Company elected to adopt the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148.

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS (Continued)
(Unaudited)
     The following table illustrates the effect on net income (loss) and earnings (loss) per share for the three months ended March 31, 2005 had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology.

Three Months
Ended
March 31, 2005
Net income (loss), as reported	$(732,088)
Add: Stock-based employee compensation expense as reported under APB 25	—

Less: Stock-based employee compensation expense determined under fair value based method for all options, net of related tax effects	(11,308)

Pro forma net income (loss)	$(743,396)

Earnings (loss) per share:

Basic – as reported	$(0.09)
Basic – pro forma	$(0.09)
Diluted – as reported	$(0.09)
Diluted – pro forma	$(0.09)
     On January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, which revises SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees be recognized as expenses in the statement of operations based on their fair values and vesting periods. SFAS No. 123R permits public companies to adopt its requirements using one of two methods. The first adoption method is a “modified prospective” method in which compensation cost is recognized beginning with the effective date (i) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (ii) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The second adoption method is a “modified retrospective” method, which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures, either (i) all prior periods presented or (ii) prior interim periods in the year of adoption. The Company will utilize the modified prospective method.
     On November 29, 2005, the board of directors of the Company approved an acceleration (the “Acceleration”) of vesting of all of the Company’s unvested stock options. The Acceleration was effective for stock options outstanding as of December 30, 2005. These options were granted under the 1992 Plan and 2002 Plan. As a result of the Acceleration, options to acquire approximately 136,000 shares of the Company’s Common Stock, or 16% of total outstanding options, became exercisable on December 30, 2005. Of the approximately 136,000 shares subject to the Acceleration, options to acquire approximately 70,000 shares of the Company’s Common Stock at an exercise price of $1.865 would have otherwise fully vested in August 2006; and options to acquire approximately 66,000 shares of the Company’s Common Stock at an exercise price of $2.019 would have otherwise vested in August 2006 and August 2007.
     Because the Company did not grant stock options during the quarter ended March 31, 2006 and those stock options that were outstanding as of December 31, 2005 were fully vested prior to the January 1, 2006 adoption of SFAS No. 123R, SFAS No. 123R did not have a material impact on the Company’s results of operations for the quarter ended March 31, 2006.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This quarterly report on Form 10-Q includes forward-looking statements. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions or their negatives identify forward-looking statements, which generally are not historical in nature. These statements are based upon assumptions and projections that the Company believes are reasonable, but are by their nature inherently uncertain. Many possible events or factors could affect the Company’s future financial results and performance, and could cause actual results or performance to differ materially from those expressed, including those risks and uncertainties described in Part I, Item 1A. “Risk Factors” in the Company’ s Annual Report on Form 10-K for the year ended December 31, 2005, and those described from time to time in the Company’s future reports filed with the Securities and Exchange Commission. Caution should be taken not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report.
     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto of Redhook Ale Brewery, Incorporated (the “Company” or “Redhook”) included herein, as well as the audited Financial Statements and Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The discussion and analysis includes period-to-period comparisons of the Company’s financial results. Although period-to-period comparisons may be helpful in understanding the Company’s financial results, the Company believes that they should not be relied upon as an accurate indicator of future performance.
Overview
     Since its formation, the Company has focused its business activities on the brewing, marketing and selling of craft beers in the United States. The Company produces its specialty bottled and draft products in two Company-owned breweries, one in the Seattle suburb of Woodinville, Washington (the “Washington Brewery”) and the other in Portsmouth, New Hampshire (the “New Hampshire Brewery”). Prior to July 1, 2004, the Company’s sales consisted predominantly of sales of beer to third-party distributors and Anheuser-Busch, Inc. (“A-B”) through the Company’s Distribution Alliance with A-B (the “Alliance”). Since July 1, 2004, the Company’s sales have consisted predominately of sales of product to Craft Brands Alliance LLC (“Craft Brands”) and A-B. Craft Brands is a joint venture sales and marketing entity between the Company and Widmer Brothers Brewing Company (“Widmer”). The Company and Widmer manufacture and sell their product to Craft Brands at a price substantially below wholesale pricing levels; Craft Brands, in turn, advertises, markets, sells and distributes the product to wholesale outlets in the western United States through a distribution agreement between Craft Brands and A-B. (Due to state liquor regulations, the Company sells its product in Washington state directly to third-party beer distributors and returns a portion of the revenue to Craft Brands based upon a contractually determined formula.) Profits and losses of Craft Brands are generally shared between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively. The Company continues to sell its product in the midwest and eastern United States through sales to A-B pursuant to a distribution agreement dated July 1, 2004 (“A-B Distribution Agreement”). For additional information regarding Craft Brands and the A-B Distribution Agreement, see Part 1, Item 1, Business “—Product Distribution” “—Relationship with Anheuser-Busch, Incorporated” and “—Relationship with Craft Brands Alliance LLC” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and “—Craft Brands Alliance LLC” below. In addition to sales of beer, the Company derives other revenues from sources including the sale of retail beer, food, apparel and other retail items in its two brewery pubs.
The Company’s gross sales and net loss for the three months ended March 31, 2006 totaled $8,669,000 and $700,000, respectively, compared to gross sales and a net loss of $7,325,000 and $732,000, respectively, for the same period in 2005.
     The Company’s sales volume (shipments) increased 17.9% to 58,000 barrels for the three months ended March 31, 2006 as compared to 49,200 barrels for the same 2005 period. Sales in the craft beer industry generally reflect a degree of seasonality, with the first and fourth quarters historically being the slowest and the rest of the year typically demonstrating stronger sales. The Company has historically operated with little or no backlog and, therefore, its ability to predict sales for future periods is limited.
     The Company’s sales are affected by several factors, including consumer demand, price discounting and competitive considerations. The Company competes in the highly competitive craft brewing market as well as in the much larger specialty beer market, which encompasses producers of import beers, major national brewers that produce fuller-flavored products, and large spirit companies and national brewers that produce flavored alcohol beverages. Beyond the beer market, craft brewers also face competition from producers of wines and spirits. The craft beer segment is highly competitive due to the proliferation of small craft brewers, including contract brewers, and the large number of products offered by such brewers. Imported products from foreign brewers have enjoyed resurgence in demand since the mid-1990s. Certain national domestic brewers have also produced their own fuller-flavored products to compete with craft beers. In the past few years, several major distilled spirits producers and national brewers have produced flavored alcohol beverages, a relatively new product in the segment that has gained significant interest. The wine and spirits market has seen a surge in recent years, attributable to competitive pricing, television advertising, increased merchandising, and increased consumer interest in wine and spirits. Because the number of participants and number of different products offered in this segment have increased significantly in the past ten years, the competition for bottled product placements and especially for draft beer placements has intensified.
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
     Driven by growth in the midwest and eastern markets, the Company has begun work to increase the fermentation capacity in its New Hampshire Brewery. Upon completion in July 2006, the expansion is expected to add 20,000 barrels of capacity. Similar to the current expansion project, production capacity at the New Hampshire Brewery can be added in phases until the facility reaches its maximum designed production capacity of approximately 250,000 barrels per year, under ideal brewing conditions. Such an increase would require additional capital expenditures, primarily for fermentation equipment, and production personnel. The decision to add capacity is affected by the availability of capital, construction constraints and anticipated sales in new and existing markets.
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
     In addition to capacity utilization, other factors that could affect cost of sales and gross margin include sales to Craft Brands at a price substantially below wholesale pricing levels, sales of contract beer at a pre-determined contract price, sales of Widmer Hefeweizen in the east and midwest under the licensing agreement with Widmer, changes in freight charges, the availability and prices of raw materials and packaging materials, the mix between draft and bottled product sales, the sales mix of various bottled product packages, and fees related to the Distribution Agreement with A-B.

     See Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
     Income Taxes. The Company records federal and state income taxes in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 109, Accounting for Income Taxes. Deferred income taxes or tax benefits reflect the tax effect of temporary differences between the amounts of assets and liabilities for financial reporting purposes and amounts as measured for tax purposes. As of December 31, 2005, the Company’s deferred tax assets were primarily comprised of NOLs of $30.2 million, or $10.3 million tax-effected; federal alternative minimum tax credit carryforwards of $135,000; and state NOL carryforwards of $500,000 tax-effected. In assessing the realizability of the deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income during the periods in which those temporary differences become deductible. The Company considered the scheduled reversal of deferred tax liabilities, projected future taxable income and other factors in making this assessment. The Company’s estimates of future taxable income takes into consideration, among other items, estimates of future tax deductions related to depreciation. Based upon the available evidence, the Company does not believe it is more likely than not that all of the deferred tax assets will be realized. Accordingly, the Company established a valuation allowance in 2002 and increased it further in 2003, 2004, 2005 and 2006 to cover certain federal and state NOLs that may expire before the Company is able to utilize the tax benefit. As of December 31, 2005 and 2004, the Company had a valuation allowance of $1,656,000 and $1,154,000, respectively. To the extent that the Company continues to be unable to generate adequate taxable income in future periods, the Company will not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering potentially expiring NOLs.
     Long-Lived Assets. The Company evaluates potential impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes procedures for review of recoverability and measurement of impairment, if necessary, of long-lived assets, goodwill and certain identifiable intangibles. When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to projected future undiscounted cash flows in addition to other quantitative and qualitative analyses. Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss by a charge against current operations. Fixed assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. During 2005, the Company performed an analysis of its brewery assets to determine if an impairment might exist. The Company’s estimate of future undiscounted cash flows indicated that such carrying values were expected to be recovered. Nonetheless, it is possible that the estimate of future undiscounted cash flows may change in the future, resulting in the need to write down those assets to their fair market value.
     Investment in Craft Brands Alliance LLC. The Company has assessed its investment in Craft Brands pursuant to the provisions of FASB Interpretation No. 46 Revised, Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51 (“FIN No. 46R”). FIN No. 46R clarifies the application of consolidation accounting for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest; these entities are referred to as variable interest entities. Variable interest entities within the scope of FIN No. 46R are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN No. 46R also requires disclosure of significant variable interests in variable interest entities for which a company is not the primary beneficiary. The Company has concluded that its investment in Craft Brands meets the definition of a variable interest entity but that the Company is not the primary beneficiary. In accordance with FIN No. 46R, the Company has not consolidated the financial statements of Craft Brands with the financial statements of the Company, but instead accounted for its investment in Craft Brands under the equity method, as outlined by Accounting Principle Board Opinion (“APB”) No. 18, The Equity Method of Accounting for Investments in Common Stock. The equity method requires that the Company recognize its share of the net earnings of Craft Brands by increasing its investment in Craft Brands on the Company’s balance sheet and recognizing income from equity investment in the Company’s statement of operations. A cash distribution or the Company’s share of a net loss reported by Craft Brands is reflected as a decrease in investment in Craft Brands on the Company’s balance sheet. The Company does not control the amount or timing of cash distributions by Craft Brands. For the three months ended March 31, 2006 and 2005, the Company recognized $514,000 and $260,000, respectively, of undistributed earnings related to its investment in Craft Brands. During the same period in 2006 and 2005, the Company received cash distributions of $400,000 and $560,000, respectively, representing its share of the net cash flow of Craft Brands. The Company’s share of the earnings of Craft Brands contributed a significant portion of income to the Company’s results of operations. The Company will periodically review its investment in Craft Brands to insure that it complies with the guidelines prescribed by FIN No. 46R.
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
Results of Operations
     The following table sets forth, for the periods indicated, certain items from the Company’s Statements of Operations expressed as a percentage of net sales:

	Three Months Ended
	March 31,
	2006	2005
Sales	111.4%	111.4%
Less Excise Taxes	11.4	11.4

Net Sales	100.0	100.0
Cost of Sales	93.1	92.0

Gross Profit	6.9	8.0
Selling, General and Administrative Expenses	22.0	23.5
Income from Equity Investment in Craft Brands	6.6	4.0

Operating Income (Loss)	(8.5)	(11.5)
Interest Expense	1.1	0.9
Other Income (Expense) — Net	0.7	0.4

Income (Loss) before Income Taxes	(8.9)	(12.0)

Provision (Benefit) for Income Taxes	0.1	(0.9)

Net Income (Loss)	(9.0)%	(11.1)%

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
     The following table sets forth, for the periods indicated, a comparison of certain items from the Company’s Statements of Operations:

	Three Months Ended
	March 31,		Increase/	%
	2006	2005	(Decrease)	Change
Sales	$8,669,250	$7,324,974	$1,344,276	18.4%
Less Excise Taxes	889,903	752,427	137,476	18.3

Net Sales	7,779,347	6,572,547	1,206,800	18.4
Cost of Sales	7,242,530	6,048,289	1,194,241	19.7

Gross Profit	536,817	524,258	12,559	2.4
Selling, General and Administrative Expenses	1,713,806	1,542,523	171,283	11.1
Income from Equity Investment in Craft Brands	514,149	259,694	254,455	98.0

Operating Income (Loss)	(662,840)	(758,571)	95,731	12.6
Interest Expense	83,083	61,319	21,764	35.5
Other Income (Expense) — Net	53,928	28,802	25,126	87.2

Income (Loss) before Income Taxes	(691,995)	(791,088)	99,093	12.5
Provision (Benefit) for Income Taxes	8,434	(59,000)	67,434	114.3

Net Income (Loss)	$(700,429)	$(732,088)	$31,659	4.3%

Beer Shipped (in barrels)	58,000	49,200	8,800	17.9%

Sales. Total sales increased $1,344,000 in 2006 as compared to 2005, impacted by the following factors:
•	Improvement in overall pricing to Craft Brands resulted in a $94,000 increase in sales in 2006;

•	An increase in shipments in the western United States resulted in an $13,000 increase in sales in 2006;

•	An increase in shipments of beer brewed on a contract basis as well as pricing of these shipments contributed a $244,000 increase in sales in 2006;

•	A decline in overall pricing in the midwest and eastern United States resulted in a $12,000 decrease in sales in 2006;

•	An increase in shipments in the midwest and eastern United States resulted in a $993,000 increase in sales in 2006; and

•	Pub and other sales increased $33,000 in 2006.
     Shipments. Total Company shipments increased 17.9% during the first quarter of 2006 as compared to the first quarter of 2005. Total sales volume for the quarter ended March 31, 2006 increased to 58,000 barrels from 49,200 barrels for the same period in 2005, the result of an 11.1% increase in shipments of its packaged products and a 28.4% increase in shipments of the Company’s draft products. Since the mid 1990s, the Company’s sales of bottled beer have steadily increased as a percentage of total beer sales. This migration toward increasing bottled beer sales has reversed slightly over the past two years, with 57.3% of total shipments as bottle shipments versus 60.8% in 2005.
     Included in the Company’s total shipments is beer brewed under a contract brewing arrangement with Widmer. In connection with the supply and distribution agreement with Craft Brands, if shipments of the Company’s products in the Craft Brands territory decrease as compared to the previous year’s shipments, the Company has the right to brew Widmer products in an amount equal to the lower of (i) the Company’s product shipment decrease or (ii) the Widmer product shipment increase (the “Contractual Obligation”). In addition, the Company may, at Widmer’s request, agree to brew more beer for Widmer than the amount obligated by the contract. Under this contract brewing arrangement, the Company brewed and shipped 4,200 barrels and 1,450 barrels of Widmer draft beer in the 2006 first quarter and 2005 first quarter, respectively. Of these shipments, none of the beer shipped in either quarter was in excess of the Contractual Obligation. Excluding shipments under this arrangement, shipments of the Company’s draft products increased 15.2% in the 2006 first quarter and total Company shipments increased 12.7%. Driven by the Contractual Obligation as well as Widmer’s current production capacity constraints, the Company anticipates that beer brewed and shipped in 2006 under the contract brewing arrangement with Widmer will increase significantly over 2005 levels.
     Also included in the Company’s total shipments is Widmer Hefeweizen brewed under a licensing arrangement with Widmer. In 2003, the Company entered into a licensing agreement with Widmer to produce and sell the Widmer Hefeweizen brand in states east of the Mississippi River. In March 2005, the Widmer Hefeweizen distribution territory was expanded to include all of the Company’s midwest and eastern markets. Brewing of this product is conducted at the New Hampshire Brewery under the supervision and assistance of Widmer’s brewing staff to insure their brand’s quality and matching taste profile. The term of this agreement is for five years, with an additional one-year automatic renewal unless either party elects to terminate the arrangement. The agreement may be terminated by either party at any time without cause pursuant to 150 days notice. The agreement may be terminated for cause by either party under certain conditions. During the term of this agreement, Redhook will not brew, advertise, market, or distribute any product that is labeled or advertised as a “Hefeweizen” or any similar product in the agreed upon eastern territory. Brewing and selling of Redhook’s Hefe-weizen was discontinued in conjunction with this agreement. The Company shipped 6,500 barrels and 4,300 barrels of Widmer Hefeweizen during the quarters ended March 31, 2006 and 2005, respectively.
     At March 31, 2006 and 2005, the Company’s products were distributed in 48 states. Shipments in the midwest and eastern United States increased by 34.0% compared to the same 2005 period while shipments in the western United States served by Craft Brands increased 0.4% during the same period.
     For the first quarter of 2006, sales to Craft Brands represented approximately 51.0% of total shipments, or 29,600 barrels, compared to 59.9%, or 29,400 barrels in 2005. Contributing most significantly to the modest improvement in shipments in the western United States were a 14% increase in shipments in Washington state and a 19% increase in shipments to Oregon, partially offset by a 14% decrease in shipments to California and a 20% decrease in shipments to Colorado. A significant portion of the Company’s sales continue to be in the Pacific Northwest region, which the Company believes is one of the most competitive craft beer markets in the United States, both in terms of number of market participants and consumer awareness. The Company continues to face extreme competitive pressure in Washington state, which is not only the Company’s largest market but is also its oldest market. From 2000 through 2005, the Company experienced a 20% decline in sales volume in Washington state. Management believes that the decline can be partially attributable to the relative maturity of the brand in this region and, more recently, the formation of Craft Brands. The Company believes that the beer industry is influenced by individual relationships. The transition to Craft Brands impacted its established wholesaler and retailer relationships which, prior to Craft Brands, had existed for many years. Because the transition to Craft Brands took longer than anticipated, and because nearly all the Company’s sales staff responsible for Washington state left the Company, the Company and Craft Brands have had to re-establish many of these relationships with wholesalers and retailers. During the second quarter of 2005, Craft Brands introduced in the western United States several major marketing initiatives aimed at updating the Redhook brand image, including a proprietary Redhook bottle and new packaging design, combined with a new marketing campaign. Although first quarter 2006 sales to Washington state increased 14% compared to the first quarter of 2005, management believes that shipments in the 2005 period in the western United States were unusually low in anticipation of the introduction of the new package design in May 2005, thus affecting comparability between periods. Sales have also been impacted by the recent reduction in the pricing promotions historically offered in these regions.
     Pricing and Fees. The Company sells its product at wholesale pricing levels in the midwest and eastern United States, at lower than wholesale pricing levels to Craft Brands in the western United States, and at agreed-upon pricing levels for beer brewed on a contract basis.

     Redhook continues to sell its product at wholesale pricing levels in the midwest and eastern United States through sales to A-B. Average wholesale revenue per barrel for draft products, net of discounts, decreased approximately 0.9% in first quarter of 2006 as compared to the same quarter in 2005. This decrease in pricing accounted for a decrease of approximately $7,000 in total sales. Average wholesale revenue per barrel for bottle products, net of discounts, decreased approximately 0.3% in the first quarter of 2006 as compared to the same period in 2005. This decrease in pricing accounted for a decrease of approximately $5,000 in total sales. Seldom, if ever, are pricing changes driven by an inflationary period. Instead, pricing changes implemented by the Company generally follow pricing changes initiated by large domestic or import brewing companies. While the Company has implemented modest price increases during the past few years, some of the benefit has been offset by competitive promotions and discounting. Additionally, the Company may experience a decline in sales in certain regions following a price increase.
     The Company sells its product to Craft Brands at a price substantially below wholesale pricing levels pursuant to the supply, distribution and licensing agreement with Craft Brands; Craft Brands, in turn, advertises, markets, sells and distributes the product to wholesale outlets in the western United States through a distribution agreement between Craft Brands and A-B. Average revenue per barrel for draft products sold to Craft Brands decreased approximately 2.2% in the first quarter of 2006 as compared to the same quarter in 2005. This decrease in pricing accounted for a decrease of approximately $18,000 in total sales. Average revenue per barrel for bottle products sold to Craft Brands increased approximately 4.7% in the first quarter of 2006 as compared to the same period in 2005. This increase in pricing accounted for an increase of approximately $113,000 in total sales. The price charged Craft Brands is generally adjusted annually.
     Average revenue per barrel on beer brewed on a contract basis is at agreed upon pricing levels between the Company and its customer and is generally at a price substantially lower than wholesale pricing levels.
     In connection with all sales through the July 1, 2004 A-B Distribution Agreement, the Company pays a Margin fee to A-B. The Margin does not apply to sales to the Company’s retail operations or to dock sales. The Margin also does not apply to the Company’s sales to Craft Brands because Craft Brands pays a comparable fee to A-B on its resale of the product. The A-B Distribution Agreement also provides that the Company shall pay an additional fee on shipments that exceed shipments in the same territory during fiscal 2003 (the “Additional Margin”). For the three-month period ended March 31, 2006, the Margin was paid to A-B on shipments totaling 23,300 barrels to 457 distribution points. For the three months ended March 31, 2005, the Margin was paid to A-B on shipments totaling 17,000 barrels to 341 Alliance distribution points. Because first quarter 2006 shipments in the midwest and eastern United States exceeded 2003 shipments in the same territory, the Company paid A-B the Additional Margin on 9,300 barrels. The Company did not pay the Additional Margin on first quarter 2005 shipments because the volume did not exceed 2003 shipments in the same territory. The Margin is reflected as a reduction of sales in the Company’s statement of operations.
     Retail Operations and Other Sales. Sales in the Company’s retail operations and other sales increased $33,000 to $1,056,000 for the first quarter of 2006 from $1,023,000 for the first quarter of 2005, primarily the result of an increase in food sales.
     Excise Taxes. Excise taxes increased $137,000 to $890,000 for the first quarter of 2006 compared to $752,000 for the same 2005 period, primarily the result of the overall increase in shipments. The Company continues to be responsible for federal and state excise taxes for all shipments, including those to Craft Brands and brewed under contract. The comparability of excise taxes as a percentage of net sales is impacted by: average revenue per barrel; the mix of sales in the midwest and eastern United States, sales to Craft Brands, sales of beer brewed on contract basis, and pub sales; and the estimated annual average federal and state excise tax rates.
     Cost of Sales. Comparing the first quarter of 2006 to the first quarter of 2005, cost of sales increased as a percentage of net sales and on a per barrel basis. Increases in packaging, freight and utilities were partially offset by decreases in depreciation and production salaries. The 2006 quarter also includes $124,000 returned by A-B for invoice costs collected by A-B from 1995 through 2005 in excess of amounts due under the 1994 A-B Distribution Alliance and the 2004 A-B Distribution Agreement. Packaging costs increased, on average, by 18% following the introduction of a new proprietary bottle and package design in the western United States in May 2005 and in the midwest and eastern United States in the fourth quarter of 2005. Rising gas prices in the United States in the first quarter of 2006 contributed to an increase in the Company’s raw material costs, freight costs, utilities expenses and brewery supplies. In addition to the impact that rising fuel costs had on freight expense in the first quarter of 2006, the Company also experienced a per barrel increase in freight expense as a result of sales increases in regions that are further from the New Hampshire Brewery. Even though recent increases in the Company’s operating costs were driven by nationwide gas price increases and these increases were likely experienced by most brewers, the Company is hesitant to pass these higher costs onto consumers because the craft beer industry is so highly competitive. The Company does not anticipate this cost pressure subsiding in the near future. Based upon the breweries’ combined current production capacity of 93,750 barrels for the quarters ended March 31, 2006 and 2005, the utilization rates were 61.9% and 52.5%, respectively.
     As a result of the 2,200 barrel increase in shipments of Widmer Hefeweizen brewed and shipped in the midwest and eastern United States under the licensing agreement with Widmer, the Company’s cost of sales includes a licensing fee of $75,000 and $58,000 for the quarters ended March 31, 2006 and 2005, respectively. Shipments of Widmer Hefeweizen to states that were included in the expanded territory in 2005 are excluded from the computation of the licensing fee due to Widmer.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $171,000 to $1,714,000 from expenses of $1,543,000 for the first quarter of 2006, primarily the result of increased salaries, including annual increases in the salaries of the Company’s executive officers. Travel and promotional costs driven by higher sales volume, in midwest and eastern markets, also increased in the first quarter of 2006.
     Income from Equity Investment in Craft Brands. In accordance with the Craft Brands operating agreement, the Company made a $250,000 sales and marketing capital contribution to Craft Brands in 2004; the capital contribution was used by Craft Brands for expenses related to the marketing, advertising, and promotion of Redhook products (“Special Marketing Expense”). After giving effect to the allocation of the Special Marketing Expense, which was allocated 100% to Redhook, and giving effect to income attributable to the Kona brand, which is shared differently between the Company and Widmer through 2006, the operating agreement dictates that remaining profits and losses of Craft Brands are allocated between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively. For the quarter ended March 31, 2006, the Company’s share of Craft Brands’ net income totaled $514,000. For the quarter ended March 31, 2005, the Company’s share of Craft Brands’ net income totaled $260,000. The share of Craft Brands’ first quarter 2005 profit was net of $135,000 of the Special Marketing Expense that had been incurred by Craft Brands during the same period and was fully allocated to the Company. As of March 31, 2005, the entire $250,000 2004 sales and marketing capital contribution made by the Company had been used by Craft Brands for designated Special Marketing Expenses and netted against Craft Brands’ profits allocated to the Company. Net cash flow of Craft Brands, if any, is generally distributed monthly to the Company based on the Company’s cash flow percentage of 42%. In the first quarter of 2006, the Company received cash distributions of $400,000, representing its share of the net cash flow of Craft Brands. In the first quarter of 2005, the Company received cash distributions of $560,000.
     Interest Expense. Interest expense was $83,000 for the first quarter of 2006, up from $61,000 in the comparable 2005 period. Higher average interest rates in the first quarter of 2006, partially offset by a declining term loan balance, resulted in an increase in interest expense.
     Other Income (Expense) — Net. Other income (expense) — net increased by $25,000 to $54,000 for the first quarter of 2006 from $29,000 for the first quarter of 2005, primarily as a result of a $28,000 increase in interest income earned on interest-bearing deposits.
     Income Taxes. The Company’s effective income tax rate was a 1.2% expense for the quarter ended March 31, 2006 and a 7.5% benefit for the quarter ended March 31, 2005. Both periods included a provision for current state taxes. In 2006, the Company increased the valuation allowance to cover net tax operating loss carryforwards and other net deferred tax assets. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically certain federal and state NOLs that may expire before the Company is able to utilize the tax benefit. Realization of the benefit is dependent on the Company’s ability to generate future U.S.

taxable income. To the extent that the Company continues to be unable to generate adequate taxable income in future periods, the Company will not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering potentially expiring NOLs.
Craft Brands Alliance LLC
     The Company has accounted for its investment in Craft Brands under the equity method, as outlined by APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. Pursuant to APB No. 18, the Company has recorded its share of Craft Brands’ net income in the Company’s statement of operations as income from equity investment in Craft Brands. The following discussion should be read in conjunction with the financial statements and notes thereto of Craft Brands Alliance LLC, filed with the Company’s Form 10-K for the year ended December 31, 2005, in Item 15. Exhibits and Financial Statement Schedules in accordance with Rule 3-09 of Regulation S-X.
     The following summarizes a comparison of certain items included in Craft Brands’ statement of operations for the quarters ended March 31, 2006 and 2005:
     Sales. Craft Brands’ sales totaled $14,487,000 for the first quarter of 2006 compared to $12,595,000 for the first quarter of 2005. In addition to selling 29,600 barrels of the Company’s product to wholesalers in the western United States in first quarter of 2006 and 29,400 barrels in the first quarter of 2005, Craft Brands also sold Widmer and Kona products. Average wholesale revenue per barrel for all draft products sold by Craft Brands, net of discounts, increased 3.1 % in the first quarter of 2006 as compared to the same quarter in 2005. Average wholesale revenue per barrel for all bottle products sold by Craft Brands, net of discounts, was nearly unchanged in the first quarter of 2006, decreasing 0.1% as compared to the same period in 2005. For the quarter ended March 31, 2006, average wholesale revenue per barrel for all products sold by Craft Brands was 0.5% higher compared to the average wholesale revenue per barrel on sales to wholesalers by the Company during the same period. Craft Brands also pays fees to A-B in connection with sales to A-B that are comparable to fees paid by the Company.
     Cost of Sales. Cost of sales of Craft Brands totaled $10,154,000 for the first quarter of 2006 compared to $8,938,000 for the first quarter of 2005. Craft Brands purchases product from the Company and Widmer at a price substantially below wholesale pricing levels pursuant to a supply, distribution, and licensing agreement between Craft Brands and each of the Company and Widmer. Higher sales volume in the first quarter of 2006 contributed to the increase compared to 2005.
     Selling, General and Administrative Expenses. Craft Brands’ selling, general and administrative expenses totaled $3,033,000 for the first quarter of 2006 compared to $2,675,000 for the first quarter of 2005, reflecting all advertising, marketing and promotion efforts for the Redhook, Widmer and Kona brands. During the quarter ended March 31, 2006, higher administrative costs in the first quarter 2006 contributed to the increase compared to 2005. During the three-month period ended March 31, 2005, Craft Brands focused significant effort on advertising and promotion in conjunction with the May 2005 introduction of new packaging for the Company’s bottled product. Selling, general and administrative expenses of Craft Brands for the first quarter of 2005 include approximately $135,000 designated as Special Marketing Expense. As of March 31, 2005, the entire $250,000 2004 sales and marketing capital contribution made by the Company had been used by Craft Brands for designated Special Marketing Expenses and netted against Craft Brands’ 2004 and 2005 profits allocated to the Company.
     Net Income. Craft Brands’ net income totaled $1,227,000 for the first quarter of 2006 compared to $964,000 for the first quarter of 2005. The Company’s share of Craft Brands’ net income totaled $514,000 for the first quarter of 2006 compared to $260,000 for the first quarter of 2005. After giving effect to income attributable to the Kona brand, which is shared differently between the Company and Widmer through 2006, the operating agreement dictates that remaining profits and losses of Craft Brands are allocated between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively.

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
     The Company had $5,711,000 and $6,436,000 of cash and cash equivalents at March 31, 2006 and December 31, 2005, respectively. At March 31, 2006, the Company had working capital of $4,980,000. The Company’s long-term debt as a percentage of total capitalization (long-term debt and common stockholders’ equity) was 7.9% at March 31, 2006 compared to 8.0% at December 31, 2005. Cash used in operating activities declined to $276,000 for the three months ended March 31, 2006 from $393,000 for the three-month period ended March 31, 2005. The change was primarily a result of a decrease in net cash flow received from Craft Brands and normal fluctuations in operating assets and liabilities.
     During the three months ended March 31, 2006, the Company’s capital expenditures totaled $345,000, including approximately $220,000 related to upgrades to brewing equipment at the Washington Brewery. Capital expenditures for fiscal year 2006 are expected to total approximately $888,000, primarily for additional fermentation tanks for the New Hampshire Brewery. Capital expenditures will be funded with operating cash flows.
     The Company has a credit agreement with a bank under which a term loan (the “Term Loan”) is provided. The Term Loan matures on June 5, 2007 and has a 20 year amortization schedule. The Term Loan is secured by substantially all of the Company’s assets. Since June 5, 2002, interest on the Term Loan has accrued at London Inter Bank Offered Rate (“LIBOR”) plus 1.75%. The Company has the option to fix the applicable interest rate for up to twelve months by selecting LIBOR for one- to twelve- month periods as a base. As of March 31, 2006, there was $5.1 million outstanding on the Term Loan, and the Company’s one-month LIBOR-based borrowing rate was 6.4%. The termination of the A-B Distribution Agreement for any reason would constitute an event of default under the credit agreement and the bank may declare the entire outstanding loan balance immediately due and payable. If this were to occur, the Company could seek to refinance its Term Loan with one or more banks or obtain additional equity capital; however, there can be no assurance the Company would be able to access additional capital to meet its needs or that such additional capital would be at commercially reasonable terms.
     The terms of the credit agreement require the Company to meet certain financial covenants. The Company was in compliance with all covenants for the quarter ended March 31, 2006 and expects that it will remain in compliance with its debt covenants for the next twelve months. In December 2001, March 2003, February 2004 and October 2004, the credit agreement was amended to modify several financial covenants. In January 2006, the credit agreement was amended to eliminate the tangible net worth covenant (shareholders’ equity less intangible assets) as of the year ended December 31, 2005. These modifications to the financial covenants have reduced the likelihood that a violation of the covenants by the Company will occur in the future. However, if the Company were to report a significant net loss for one or more quarters within a time period covered by the financial covenants, one or more of the covenants would be negatively impacted and could result in a violation. Failure to meet the covenants required by the credit agreement is an event of default and, at its option, the bank could deny a request for a waiver and declare the entire outstanding loan balance immediately due and payable. In such a case, the Company would seek to refinance the loan with one or more banks, potentially at less desirable terms. However, there can be no guarantee that additional financing would be available at commercially reasonable terms, if at all.

     The following table summarizes the financial covenants required by the Term Loan and the Company’s current level of compliance with these covenants:

	Required by	Quarter Ended
	Term Loan	March 31, 2006
Capital Ratio	Less than: 1.25:1	0.22:1
Working Capital	Greater than: $1,900,000	$4,980,126
Fixed Charge Coverage Ratio	Greater than: 1.15:1	1.700:1
Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which revises SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees be recognized as expenses in the statement of operations based on their fair values and vesting periods. SFAS No. 123R is effective for fiscal years beginning after June 15, 2005. SFAS No. 123R permits public companies to adopt its requirements using one of two methods. The first adoption method is a “modified prospective” method in which compensation cost is recognized beginning with the effective date (i) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (ii) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The second adoption method is a “modified retrospective” method, which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures, either (i) all prior periods presented or (ii) prior interim periods in the year of adoption. On January 1, 2006, the Company adopted SFAS No. 123R and will utilize the modified prospective method. Because the Company did not grant stock options during the quarter ended March 31, 2006 and those stock options that were outstanding as of December 31, 2005 were fully vested prior to the January 1, 2006 adoption of SFAS No. 123R, SFAS No. 123R did not have a material impact on the Company’s results of operations for the quarter ended March 31, 2006.
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
     The Company did not have any derivative financial instruments as of March 31, 2006.
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
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Although the Company has restated previously reported financial statements to correct an error as of and for the year ended December 31, 2004, the Chief Executive Officer and Chief Financial Officer have concluded that the restatement does not indicate a deficiency in the Company’s disclosure controls and procedures. As a result of the restatement, management considered the effectiveness of the disclosure controls and procedures in place with respect to the tax accounting process. Management believes that key controls were in place and the disclosure controls were functioning properly as of and for the fiscal year ended December 31, 2004 but, because the circumstances surrounding the error were unusual and infrequent, the error was not identified in a timely manner. Management believes this error was isolated.
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
PART II. Other Information
ITEM 1. Legal Proceedings
     The Company is involved from time to time in claims, proceedings and litigation arising in the normal course of business. The Company believes that, to the extent that it exists, any pending or threatened litigation involving the Company or its properties will not likely have a material adverse effect on the Company’s financial condition or results of operations.
ITEM 1A. Risk Factors
     Information regarding risk factors affecting the Company appears in Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
ITEM 3. Defaults Upon Senior Securities
     None.
ITEM 4. Submission of Matters to a Vote of Security Holders
     None.
ITEM 5. Other Information
     None.
ITEM 6. Exhibits
          The following exhibits are filed as part of this report.

10.1	Licensing Agreement dated as of February 3, 2003 between Registrant and Widmer Brothers Brewing Company *

31.1	Certification of Chief Executive Officer of Redhook Ale Brewery, Incorporated pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer of Redhook Ale Brewery, Incorporated pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer of Redhook Ale Brewery, Incorporated pursuant to Exchange Act 13a-14(b) and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer of Redhook Ale Brewery, Incorporated pursuant to Exchange Act 13a-14(b) and 18 U.S.C. Section 1350

     *  Confidential treatment has been requested for portions of this document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
REDHOOK ALE BREWERY, INCORPORATED

May 15, 2006	BY: /s/ David J. Mickelson
David J. Mickelson
President and
Chief Financial Officer

May 15, 2006	BY: /s/ Anne M. Mueller
Anne M. Mueller
Controller and
Principal Accounting Officer