Form 10-Q
period 2006-06-30
REDHOOK ALE BREWERY INC
filed 2006-08-11
CIK 892222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from ___ to ___
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     The number of shares of the registrant’s Common Stock outstanding as August 4, 2006 was 8,258,439.

REDHOOK ALE BREWERY, INCORPORATED
FORM 10-Q
For The Quarterly Period Ended June 30, 2006

PART I.
ITEM 1. Financial Statements
REDHOOK ALE BREWERY, INCORPORATED
BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$7,103,809	$6,435,609
Accounts Receivable	2,574,167	1,297,404
Trade Receivable from Craft Brands	773,231	698,272
Inventories	2,800,193	3,027,720
Deferred Income Tax Asset, Net	258,279	—
Other	508,942	502,667

Total Current Assets	14,018,621	11,961,672
Fixed Assets, Net	59,562,816	60,379,901
Investment in Craft Brands	360,835	92,806
Other Assets	205,077	143,326

Total Assets	$74,147,349	$72,577,705

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,880,171	$1,990,627
Trade Payable to Craft Brands	524,855	367,590
Accrued Salaries, Wages and Payroll Taxes	1,260,486	1,259,823
Refundable Deposits	2,505,029	2,440,796
Other Accrued Expenses	345,446	211,200
Current Portion of Long-Term Debt and Capital Lease Obligations	460,951	459,245

Total Current Liabilities	7,976,938	6,729,281

Long-Term Debt and Capital Lease Obligations, Net of Current Portion	4,537,989	4,751,920

Deferred Income Taxes, Net	1,204,674	946,395

Other Liabilities	149,729	123,542

Commitments
Common Stockholders’ Equity:
Common Stock, Par Value $0.005 per Share, Authorized, 50,000,000 Shares; Issued and Outstanding, 8,257,539 Shares in 2006 and 8,222,609 Shares in 2005	41,288	41,113
Additional Paid-In Capital	68,920,488	68,828,009
Retained Earnings (Deficit)	(8,683,757)	(8,842,555)

Total Common Stockholders’ Equity	60,278,019	60,026,567

Total Liabilities and Common Stockholders’ Equity	$74,147,349	$72,577,705

See Accompanying Notes to Financial Statements

REDHOOK ALE BREWERY, INCORPORATED
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Sales	$11,143,511	$9,741,216	$19,812,761	$17,066,190
Less Excise Taxes	1,186,685	982,424	2,076,588	1,734,851

Net Sales	9,956,826	8,758,792	17,736,173	15,331,339
Cost of Sales	8,110,165	7,277,051	15,352,695	13,325,340

Gross Profit	1,846,661	1,481,741	2,383,478	2,005,999
Selling, General and Administrative Expenses	1,799,664	1,851,815	3,513,470	3,394,338
Income from Equity Investment in Craft Brands	818,774	691,304	1,332,923	950,998

Operating Income (Loss)	865,771	321,230	202,931	(437,341)
Interest Expense	84,062	65,595	167,145	126,914
Other Income (Expense) — Net	88,132	35,536	142,060	64,338

Income (Loss) before Income Taxes	869,841	291,171	177,846	(499,917)
Income Tax Provision (Benefit)	10,614	8,000	19,048	(51,000)

Net Income (Loss)	$859,227	$283,171	$158,798	$(448,917)

Basic Earnings (Loss) per Share	$0.10	$0.03	$0.02	$(0.05)

Diluted Earnings (Loss) per Share	$0.10	$0.03	$0.02	$(0.05)

See Accompanying Notes to Financial Statements

REDHOOK ALE BREWERY, INCORPORATED
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2006	2005
Operating Activities
Net Income (Loss)	$158,798	$(448,917)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by (Used in) Operating Activities:
Loos (Gain) on Disposition of Fixed Assets	203	(3,000)
Depreciation and Amortization	1,508,289	1,462,867
Income from Equity Investment in Craft Brands Less Than (In Excess of) Cash Distributions	(268,029)	(148,262)
Stock-Based Compensation	53,760
Deferred Income Taxes	—	(70,000)
Net Change in Operating Assets and Liabilities	83,104	(1,684,251)

Net Cash Provided by (Used in) Operating Activities	1,536,125	(891,563)

Investing Activities
Expenditures for Fixed Assets	(671,085)	(160,800)
Other, net	(6,188)	—

Net Cash Used in Investing Activities	(677,273)	(160,800)

Financing Activities
Principal Payments on Debt and Capital Lease Obligations	(229,546)	(225,000)
Issuance of Common Stock	38,894	52,020

Net Cash Used in Financing Activities	(190,652)	(172,980)

Increase (Decrease) in Cash and Cash Equivalents	668,200	(1,225,343)
Cash and Cash Equivalents:
Beginning of Period	6,435,609	5,589,621

End of Period	$7,103,809	$4,364,278

See Accompanying Notes to Financial Statements

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
     The accompanying financial statements and related notes of Redhook Ale Brewery, Incorporated (the “Company”) should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These financial statements are unaudited but, in the opinion of management, reflect all material adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. All such adjustments were of a normal, recurring nature. Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. The effects of the reclassifications are not considered material. The results of operations for such interim periods are not necessarily indicative of the results of operations for the full year.
2. Inventories
     Inventories consist of the following:

	June 30,	December 31,
	2006	2005
Raw materials	$974,384	$1,180,831
Work in process	825,856	950,827
Finished goods	306,083	262,618
Promotional merchandise	429,643	372,073
Packaging materials	264,227	261,371

	$2,800,193	$3,027,720

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
     The Operating Agreement requires the Company to make certain capital contributions to support the operations of Craft Brands. Contemporaneous with the execution of the Operating Agreement, the Company made a 2004 sales and marketing capital contribution in the amount of $250,000. The agreement designated this sales and marketing capital contribution be used by Craft Brands for expenses related to the marketing, advertising and promotion of the Company’s products (“Special Marketing Expense”). The Operating Agreement also requires an additional sales and marketing contribution in 2008 if the volume of sales of Redhook products in 2007 in the Craft Brands territory is less than 92% of the volume of sales of Redhook products in 2003 in the Craft Brands territory. The 2008 contribution, if one is required, cannot exceed $750,000 and will be required to be paid by the Company in no more than three equal installments made on or before February 1, 2008, April 1, 2008 and July 1, 2008. Widmer has an identical obligation under the

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS (Continued)
(Unaudited)
Operating Agreement with respect to the 2008 sales and marketing capital contribution and sales of its product. The Operating Agreement also obligates the Company and Widmer to make other additional capital contributions only upon the request and consent of the Craft Brands’ board of directors.
     The Operating Agreement also requires the Company and Widmer to make loans to Craft Brands to assist Craft Brands in conducting its operations and meeting its obligations. To the extent that cash flow from operations and borrowings from financial institutions is not sufficient for Craft Brands to meet its obligations, the Company and Widmer are obligated to lend to Craft Brands the funds the president of Craft Brands deems necessary to meet such obligations.
     The Operating Agreement also addresses the allocation of profits and losses of Craft Brands. After giving effect to the allocation of the Special Marketing Expense, which is allocated 100% to Redhook up to the 2004 $250,000 sales and marketing capital contribution, and after giving effect to income attributable to the shipments of the Kona brand, which is shared differently between the Company and Widmer through 2006, the remaining profits and losses of Craft Brands are allocated between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively. Net cash flow, if any, will generally be distributed monthly to the Company and Widmer based upon these cash flow percentages. No distribution will be made to the Company or Widmer unless, after the distribution is made, the assets of Craft Brands will be in excess of its liabilities, with the exception of liabilities to members, and Craft Brands will be able to pay its debts as they become due in the ordinary course of business.
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
     For the three months ended June 30, 2006 and 2005, the Company’s share of Craft Brands’ net income totaled $819,000 and $691,000, respectively. During the three months ended June 30, 2006 and 2005, the Company received cash distributions of $665,000 and $578,000, respectively, representing its share of the net cash flow of Craft Brands.
     For the six months ended June 30, 2006 and 2005, the Company’s share of Craft Brands’ net income totaled $1,333,000 and $951,000, respectively. The 2005 share of Craft Brands’ profit was net of $135,000 of the Special Marketing Expense that had been incurred by Craft Brands during the same period and was fully allocated to the Company. As of June 30, 2005, the entire $250,000 2004 sales and marketing capital contribution made by the Company had been used by Craft Brands for designated Special Marketing Expenses

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS (Continued)
(Unaudited)
and netted against Craft Brands’ profits allocated to the Company. During the six months ended June 30, 2006 and 2005, the Company received cash distributions of $1,065,000 and $1,138,000, respectively, representing its share of the net cash flow of Craft Brands.
     As of June 30, 2006 and December 31, 2005, the Company’s investment in Craft Brands totaled $361,000 and $93,000.
     For the three months ended June 30, 2006, shipments of the Company’s products to Craft Brands represented 45% of total Company shipments, or 34,400 barrels. For the three months ended June 30, 2005, shipments of the Company’s products to Craft Brands represented 53% of total Company shipments, or 34,100 barrels.
     For the six months ended June 30, 2006, shipments of the Company’s products to Craft Brands represented 48% of total Company shipments, or 64,000 barrels. For the six months ended June 30, 2005, shipments of the Company’s products to Craft Brands represented 56% of total Company shipments, or 63,600 barrels.
     In conjunction with the sale of Redhook product to Craft Brands, the Company’s balance sheets as of June 30, 2006 and December 31, 2005 reflect a trade payable due to Craft Brands of approximately $525,000 and $368,000, respectively, and a trade receivable due from Craft Brands of approximately $773,000 and $698,000, respectively.
4. Refundable Deposits
     In conjunction with the shipment of its products to wholesalers, the Company collects refundable deposits on its pallets. In certain circumstances when the pallets are returned to the Company, A-B may return the deposit to the wholesaler. In May 2005, the Company reimbursed A-B approximately $881,000 for these pallet deposits. This payment is reflected in the Company’s statement of cash flows for the six months ended June 30, 2005 as cash used in operating activities and on the Company’s balance sheet as of December 31, 2005 as a reduction of refundable deposits.
5. Common Stockholders’ Equity
     In conjunction with the exercise of stock options granted under the Company’s stock option plans, the Company issued 34,930 shares of the Company’s common stock (“Common Stock”) totaling $39,000 during the six months ended June 30, 2006. During the six months ended June 30, 2005, the Company issued 27,000 shares of Common Stock totaling $52,000.
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

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS (Continued)
(Unaudited)
     The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Basic earnings (loss) per share computation:

Numerator:
Net income (loss)	$859,227	$283,171	$158,798	$(448,917)

Numerator — income (loss) available to common stockholders	$859,227	$283,171	$158,798	$(448,917)

Denominator:
Weighted average common shares	8,241,602	8,197,240	8,233,713	8,192,989

Basic earnings (loss) per share	$0.10	$0.03	$0.02	$(0.05)

Diluted earnings (loss) per share computation:

Numerator:
Net income (loss)	$859,227	$283,171	$158,798	$(448,917)

Numerator — income (loss) available to common stockholders	$859,227	$283,171	$158,798	$(448,917)

Denominator:
Weighted average common shares	8,241,602	8,197,240	8,233,713	8,192,989
Effect of dilutive securities:
Stock options, net	270,287	255,603	257,468	—

Denominator for diluted earnings (loss) per share	8,511,889	8,452,843	8,491,181	8,192,989

Diluted earnings (loss) per share	$0.10	$0.03	$0.02	$(0.05)

7. Stock-Based Compensation
     The Company maintains several stock option plans under which it may grant non-qualified stock options and incentive stock options to employees and non-employee directors.
     Prior to the January 1, 2006 adoption of the SFAS No. 123R, Share-Based Payment, the Company accounted for its employee and director stock-based compensation plans using the intrinsic value method, as prescribed by APB No. 25, Accounting for Stock Issued to Employees. Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s statement of operations because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying Common Stock on the date of grant. As permitted, for all periods prior to January 1, 2006, the Company elected to adopt the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148.
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

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS (Continued)
(Unaudited)
the Company’s Common Stock at an exercise price of $1.865 would have otherwise fully vested in August 2006; and options to acquire approximately 66,000 shares of the Company’s Common Stock at an exercise price of $2.019 would have otherwise vested in August 2006 and August 2007.
     On January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, which revises SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees and directors be recognized as expense in the statement of operations based on their fair values and vesting periods. The Company is required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations. The Company elected to follow the “modified prospective” transition method, one of two methods prescribed by the standard, for implementing SFAS No. 123R. Under the modified prospective method, compensation cost is recognized beginning with the effective date (i) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (ii) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.
     Stock-based compensation expense recognized in the Company’s statement of operations for the three and six months ended June 30, 2006 totaled $54,000 and is solely attributable to stock options granted to the board of directors in May 2006. No compensation expense was recognized in 2006 for stock options outstanding as of December 31, 2005 because these options were fully vested prior to the January 1, 2006 adoption of SFAS No. 123R.
     The following table illustrates the effect on net income (loss) and earnings (loss) per share for the three and six months ended June 30, 2005 had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology as prescribed by the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148:

	Three	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2005	2005
Net income (loss), as reported	$283,171	$(448,917)
Add: Stock-based employee compensation expense as reported under APB 25	—	—
Less: Stock-based employee compensation expense determined under value based method for all options, net of related tax effects	(27,270)	(36,153)

Pro forma net income (loss)	$255,901	$(485,070)

Earnings (loss) per share:

Basic — as reported	$0.03	$(0.05)
Basic — pro forma	$0.03	$(0.06)
Diluted — as reported	$0.03	$(0.05)
Diluted — pro forma	$0.03	$(0.06)
     Disclosures for the three- and six-month periods ended June 30, 2006 are not presented because the amounts are recognized in the financial statements.
     On May 23, 2006, following the Company’s Annual Meeting of Shareholders, each non-employee director (other than A-B designated directors) was granted an immediately exercisable option to purchase 3,500 shares of Common Stock at $0.01 per share (the “Options”). The Options expired on June 30, 2006 and were granted

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS (Continued)
(Unaudited)
under the Company’s 2002 Stock Option Plan. On May 23, 2006, each grantee exercised his option to purchase 3,500 shares of Common Stock. There were no other grants of options to purchase Common Stock in the first six months of 2006.
     On May 25, 2005, each non-employee director (other than A-B designated directors) was granted an option to purchase 4,000 shares of Common Stock at an exercise price of $3.15 per share. The options were granted at an exercise price equal to the fair market value on the grant date, became exercisable six months after the grant date, and will terminate on the tenth anniversary of the grant date. There were no other grants of options to purchase Common Stock in 2005.
     The fair value of options granted in 2006 and 2005 is estimated on the date of grant using the Black-Scholes single option-pricing model with the following weighted average assumptions:

	2006	2005
		(Pro forma)
Expected life of option	0 days	5 yrs.
Risk-free interest rate	4.7%	3.88%
Volatility of the Company’s stock	0.0%	46.0%
Dividend yield on the Company’s stock	0.0%	0.0%
     The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury securities with an equivalent remaining term. Prior to the adoption of SFAS No. 123R, expected stock price volatility was estimated using only historical volatility. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future. Because the 2006 grant of options to purchase Common Stock were immediately exercised by the director grantees, the expected life of the option and the stock price volatility were known and not estimated.
     The weighted average estimated fair value of options granted for the three and six months ended June 30, is as follows:

		2005
	2006	(Pro forma)
Total number of options granted	14,000	16,000
Estimated fair value of each option granted	$3.84	$1.24
Total estimated fair value of all options granted	$54,000	$20,000

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS (Continued)
(Unaudited)
     Presented below is a summary of stock option plans’ activity for the six months ended June 30, 2006:

		Weighted	Weighted
		Average	Average
	Shares	Exercise	Remaining	Aggregate
	Subject to	Price per	Contractual	Intrinsic
	Options	Share	Life	Value
Outstanding at December 31, 2005	846,320	$3.15	5.08	$17,000
Granted	14,000	0.01
Exercised	(34,930)	1.11
Canceled	(8,250)	22.18

Outstanding at June 30, 2006	817,140	$2.99	4.61	$564,000

Exercisable at June 30, 2006	817,140	$2.99	4.61	$564,000

     The intrinsic value is calculated as the difference between the stock closing price as reported by NASDAQ on of the last day of the period and the exercise price of the shares. The market values as of December 31, 2005 and June 30, 2006 were $3.17 and $3.68, respectively. As of June 30, 2006, there was no unrecognized stock-based compensation expense related to unvested stock options. During the six months ended June 30, 2006, the total intrinsic value of stock options exercised was $93,000. During the six months ended June 30, 2006, the total fair value of options vested was $54,000.
     The Company issues new shares of Common Stock upon exercise of stock options.
     The following table summarizes information for options currently outstanding and exercisable at June 30, 2006:

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
Range of Exercise			Number	Contractual	Exercise	Number	Exercise
Prices			Outstanding	Life (Yrs)	Price	Exercisable	Price
$1.49	to	$1.82	8,000	4.39	$1.65	8,000	$1.65
1.87	to	1.87	341,890	5.09	1.87	341,890	1.87
2.02	to	2.02	160,284	6.16	2.02	160,284	2.02
2.18	to	2.45	36,666	7.05	2.37	36,666	2.37
3.15	to	3.15	16,000	8.90	3.15	16,000	3.15
3.97	to	3.97	168,700	2.89	3.97	168,700	3.97
5.73	to	5.73	44,600	1.89	5.73	44,600	5.73
7.63	to	7.63	24,000	0.89	7.63	24,000	7.63
10.13	to	10.13	13,000	0.60	10.13	13,000	10.13
22.75	to	22.75	4,000	0.39	22.75	4,000	22.75

$1.49	to	$22.75	817,140	4.61	$2.99	817,140	$2.99

     At June 30, 2006, a total of 95,559 options were available for future grants under the 2002 Stock Option Plan.

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
Overview
     Since its formation, the Company has focused its business activities on the brewing, marketing and selling of craft beers in the United States. The Company produces its specialty bottled and draft products in two Company-owned breweries, one in the Seattle suburb of Woodinville, Washington (the “Washington Brewery”) and the other in Portsmouth, New Hampshire (the “New Hampshire Brewery”). Prior to July 1, 2004, the Company’s sales consisted predominantly of sales of beer to third-party distributors and Anheuser-Busch, Inc. (“A-B”) through the Company’s Distribution Alliance with A-B (the “Alliance”). Since July 1, 2004, the Company’s sales have consisted predominately of sales of product to Craft Brands Alliance LLC (“Craft Brands”) and A-B. Craft Brands is a joint venture sales and marketing entity formed by the Company and Widmer Brothers Brewing Company (“Widmer”). The Company and Widmer manufacture and sell their product to Craft Brands at a price substantially below wholesale pricing levels; Craft Brands, in turn, advertises, markets, sells and distributes the product to wholesale outlets in the western United States through a distribution agreement between Craft Brands and A-B. (Due to state liquor regulations, the Company sells its product in Washington state directly to third-party beer distributors and returns a portion of the revenue to Craft Brands based upon a contractually determined formula.) Profits and losses of Craft Brands are generally shared between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively. The Company continues to sell its product in the midwest and eastern United States through sales to A-B pursuant to a distribution agreement dated July 1, 2004 (“A-B Distribution Agreement”). For additional information regarding Craft Brands and the A-B Distribution Agreement, see Part 1, Item 1, Business “—Product Distribution” “—Relationship with Anheuser-Busch, Incorporated” and “—Relationship with Craft Brands Alliance LLC” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and “—Craft Brands Alliance LLC” below. In addition to sales of beer, the Company derives other revenues from sources including the sale of retail beer, food, apparel and other retail items in its two brewery pubs.
     The Company’s gross sales and net income for the six months ended June 30, 2006 totaled $19,813,000 and $159,000, respectively, compared to gross sales and a net loss of $17,066,000 and $449,000, respectively, for the same period in 2005.
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
     Under normal circumstances, the Company operates its brewing facilities up to six days per week with multiple shifts per day. Under ideal brewing conditions (which would include, among other factors, production of a single brand in a single package), the current production capacity is approximately 250,000 barrels per year at the Washington Brewery and 125,000 barrels per year at the New Hampshire Brewery. Because of various factors, including the following two, the Company does not believe that it is likely that actual production volume will approximate current production capacity: (1) the Company’s brewing process, which management believes is similar to its competitors’ brewing process, inherently results in some level of beer loss attributable to filtering, bottling and keg filling; and (2) the Company routinely brews and packages various brands and package sizes during the year.
     Driven by growth in the midwest and eastern markets, the Company has recently increased the fermentation capacity in its New Hampshire Brewery. The expansion, completed in late July 2006, added approximately 20,000 barrels of capacity. Similar to the current expansion project, production capacity at the New Hampshire Brewery can be added in phases until the facility reaches its maximum designed production capacity of approximately 250,000 barrels per year, under ideal brewing conditions. Such an increase would require additional capital expenditures, primarily for fermentation equipment, and production personnel. The decision to add capacity is affected by the availability of capital, construction constraints and anticipated sales in new and existing markets.
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
     See Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for additional matters which could materially affect our business, financial condition or future results.

Results of Operations
     The following table sets forth, for the periods indicated, certain items from the Company’s Statements of Operations expressed as a percentage of net sales:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2006	2005	2006	2005
Sales	111.9%	111.2%	111.7%	111.3%
Less Excise Taxes	11.9	11.2	11.7	11.3

Net Sales	100.0	100.0	100.0	100.0
Cost of Sales	81.5	83.1	86.6	86.9

Gross Profit	18.5	16.9	13.4	13.1
Selling, General and Administrative Expenses	18.1	21.1	19.8	22.1
Income from Equity Investment in Craft Brands	8.2	7.9	7.5	6.2

Operating Income (Loss)	8.6	3.7	1.1	(2.8)
Interest Expense	0.8	0.8	0.9	0.8
Other Income (Expense) — Net	0.9	0.4	0.8	0.4

Income (Loss) before Income Taxes	8.7	3.3	1.0	(3.2)

Provision (Benefit) for Income Taxes	0.1	0.1	0.1	(0.3)

Net Income (Loss)	8.6%	3.2%	0.9%	(2.9)%

     Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
     The following table sets forth, for the periods indicated, a comparison of certain items from the Company’s Statements of Operations:

	Three Months Ended
	June 30,		Increase/	%
	2006	2005	(Decrease)	Change
Sales	$11,143,511	$9,741,216	$1,402,295	14.4%
Less Excise Taxes	1,186,685	982,424	204,261	20.8

Net Sales	9,956,826	8,758,792	1,198,034	13.7
Cost of Sales	8,110,165	7,277,051	833,114	11.4

Gross Profit	1,846,661	1,481,741	364,920	24.6
Selling, General and Administrative Expenses	1,799,664	1,851,815	(52,151)	(2.8)
Income from Equity Investment in Craft Brands	818,774	691,304	127,470	18.4

Operating Income (Loss)	865,771	321,230	544,541	169.5
Interest Expense	84,062	65,595	18,467	28.2
Other Income (Expense) — Net	88,132	35,536	52,596	148.0

Income (Loss) before Income Taxes	869,841	291,171	578,670	198.7
Provision (Benefit) for Income Taxes	10,614	8,000	2,614	32.7

Net Income (Loss)	$859,227	$283,171	$576,056	203.4%

Beer Shipped (in barrels)	76,000	64,000	12,000	18.8%

     Sales. Total sales increased $1,402,000 in the second quarter of 2006 as compared to the second quarter of 2005, impacted by the following factors:
•	Improvement in overall pricing to Craft Brands resulted in a $21,000 increase in sales in 2006;

•	An increase in shipments in the western United States resulted in an $56,000 increase in sales in 2006;

•	An increase in shipments of beer brewed on a contract basis, partially offset by a decrease in pricing of these shipments, contributed a $737,000 increase in sales in 2006;

•	A increase in overall pricing in the midwest and eastern United States resulted in a $17,000 increase in sales in 2006;

•	An increase in shipments in the midwest and eastern United States resulted in a $595,000 increase in sales in 2006; and

•	Pub and other sales increased $38,000 in 2006.
     Shipments. Total Company shipments increased 18.8% during the second quarter of 2006 as compared to the second quarter of 2005, primarily driven by an increase in beer brewed on a contact basis and shipments of Widmer Hefeweizen in the midwest and eastern United States. Total sales volume for the quarter ended June 30, 2006 increased to 76,000 barrels from 64,000 barrels for the same period in 2005, the result of an 8.1% increase in shipments of its packaged products and a 33.5% increase in shipments of the Company’s draft products. Since the mid 1990s, the Company’s sales of bottled beer have steadily increased as a percentage of total beer sales. This migration toward increasing bottled beer sales has reversed slightly over the past two years, with 52.3% of total shipments as bottle shipments versus 57.6% in 2005. This reversal towards shipments of draft product is partially attributable to an increase in beer brewed on a contact basis, as described below.
     Sales in the craft beer industry generally reflect a degree of seasonality, with the first and fourth quarters historically being the slowest and the rest of the year typically demonstrating stronger sales. The Company has historically operated with little or no backlog, and, therefore, its ability to predict sales for future periods is limited.
     Contributing significantly to the 12,000 barrel increase in the Company’s total shipments is an increase of 8,700 barrels of beer brewed under a contract brewing arrangement with Widmer. In connection with the supply and distribution agreement with Craft Brands, if shipments of the Company’s products in the Craft Brands territory decrease as compared to the previous year’s shipments, the Company has the right to brew Widmer products in an amount equal to the lower of (i) the Company’s product shipment decrease or (ii) the Widmer product shipment increase (the “Contractual Obligation”). In addition, the Company may, at Widmer’s request, agree to brew more beer for Widmer than the amount obligated by the contract. Under this contract brewing arrangement, the Company brewed and shipped 12,500 barrels and 3,800 barrels of Widmer draft beer in the 2006 second quarter and 2005 second quarter, respectively. Of these shipments, 6,800 barrels of the beer shipped in the 2006 quarter and none of the beer shipped in the 2005 quarter were in excess of the Contractual Obligation. Excluding shipments under this arrangement, shipments of the Company’s draft products increased 1.6% in the 2006 second quarter and total Company shipments increased 5.6%. Driven by the Contractual Obligation as well as Widmer’s current production capacity constraints, the Company anticipates that beer brewed and shipped in 2006 under the contract brewing arrangement with Widmer will increase significantly over 2005 levels.
     Also included in the Company’s total shipments is Widmer Hefeweizen brewed under a licensing arrangement with Widmer. In 2003, the Company entered into a licensing agreement with Widmer to produce and sell the Widmer Hefeweizen brand in states east of the Mississippi River. In March 2005, the Widmer Hefeweizen distribution territory was expanded to include all of the Company’s midwest and eastern markets. Brewing of this product is conducted at the New Hampshire Brewery under the supervision and assistance of Widmer’s brewing staff to insure their brand’s quality and matching taste profile. The term of this agreement is for five years, with an additional one-year automatic renewal unless either party elects to terminate the arrangement. The agreement may be terminated by either party at any time without cause pursuant to 150 days notice. The agreement may be terminated for cause by either party under certain conditions. During the term of this agreement, Redhook will not brew, advertise, market, or distribute any product that is labeled or advertised as a “Hefeweizen” or any similar product in the agreed upon eastern territory. Brewing and selling of Redhook’s Hefe-weizen was discontinued in conjunction with this agreement. The Company shipped 9,800 barrels and 8,000 barrels of Widmer Hefeweizen during the quarters ended June 30, 2006 and 2005, respectively.
     Excluding shipments of beer brewed under the contract brewing arrangement with Widmer and under the Widmer Hefeweizen licensing agreement, total Company shipments increased 1,600 barrels in the second quarter of 2006 as compared to the second quarter of 2005.
     At June 30, 2006 and 2005, the Company’s products were distributed in 48 states. Shipments in the midwest and eastern United States increased by 13.4% compared to the same 2005 period while shipments in the western United States served by Craft Brands increased 0.9% during the same period.
     For the second quarter of 2006, sales to Craft Brands represented approximately 45.3% of total shipments, or 34,400 barrels, compared to 53.4%, or 34,100 barrels in 2005. Contributing most significantly to the modest improvement in shipments in the western United States were a 51.7% increase in shipments in New Mexico, a 34.9% increase in shipments in Arizona, and a 2.5% increase in shipments to California, partially offset by a 3.8% decrease in shipments to Washington. A significant portion of the Company’s sales continue to be in the Pacific Northwest region, which the Company believes is one of the most competitive craft beer markets in the United States, both in terms of number of market participants and consumer awareness. The Company continues to face extreme competitive pressure in Washington state, which is not only the Company’s largest market but is also its oldest market. From 2000 through 2005, the Company experienced a 20% decline in sales volume in Washington state. Management believes that the decline can be partially attributable to the relative maturity of the brand in this region and, more recently, the formation of Craft Brands. The Company believes that the beer industry is influenced by individual relationships. The transition to Craft Brands impacted its established wholesaler and retailer relationships which, prior to Craft Brands, had existed for many years. Because the transition to Craft Brands took longer than anticipated, and because nearly all the Company’s sales staff responsible for Washington state left the Company, the Company and Craft Brands have had to re-establish many of these relationships with wholesalers and retailers. During the second quarter of 2005, Craft Brands introduced in the western United States several major marketing initiatives aimed at updating the Redhook brand image, including a proprietary Redhook bottle and new packaging design, combined with a new marketing campaign. While second quarter 2006 sales to Washington state declined as compared to the second quarter of 2005, management believes that shipments in the 2005 period in the western United States may have been favorably impacted by the introduction of the new package design in May 2005, thus affecting comparability between periods. Sales have also been impacted by the recent reduction in the pricing promotions historically offered in these regions.
     Pricing and Fees. The Company sells its product at wholesale pricing levels in the midwest and eastern United States, at lower than wholesale pricing levels to Craft Brands in the western United States, and at agreed-upon pricing levels for beer brewed on a contract basis.
     Redhook continues to sell its product at wholesale pricing levels in the midwest and eastern United States through sales to A-B. Average wholesale revenue per barrel for draft products, net of discounts, increased approximately 0.4% in second quarter of 2006 as compared to the same quarter in 2005. This increase in pricing accounted for an increase of approximately $6,000 in total sales. Average wholesale revenue per barrel for bottle products, net of discounts, increased approximately 0.4% in the second quarter of 2006 as compared to the same period in 2005. This increase in pricing accounted for an increase of approximately $11,000 in total sales. Seldom, if ever, are pricing changes driven by an inflationary period. Instead, pricing changes implemented by the Company generally follow pricing changes initiated by large domestic or import brewing companies. While the Company has implemented modest price increases during the past few years, some of the benefit has been offset by competitive promotions and discounting. Additionally, the Company may experience a decline in sales in certain regions following a price increase.

     The Company sells its product to Craft Brands at a price substantially below wholesale pricing levels pursuant to the supply, distribution and licensing agreement with Craft Brands; Craft Brands, in turn, advertises, markets, sells and distributes the product to wholesale outlets in the western United States through a distribution agreement between Craft Brands and A-B. The prices that the Company charges Craft Brands for draft product and for bottled product are determined by contractually defined formulas and are based on the previous year’s average pricing for all Redhook and Widmer draft product and for all Redhook and Widmer bottled product sold by Craft Brands. The prices are adjusted on January 1st of each year. Average revenue per barrel for draft products sold to Craft Brands decreased approximately 2.1% in the second quarter of 2006 as compared to the same quarter in 2005. This decrease in pricing accounted for a decrease of approximately $20,000 in total sales. Average revenue per barrel for bottle products sold to Craft Brands increased approximately 1.4% in the second quarter of 2006 as compared to the same period in 2005. This increase in pricing accounted for an increase of approximately $41,000 in total sales.
     Average revenue per barrel on beer brewed on a contract basis for Widmer pursuant to the supply, distribution and licensing agreement with Craft Brands is generally at a price substantially lower than wholesale pricing levels, and adjusts based upon the amount of beer brewed. In May 2006, after the Contractual Obligation had been fulfilled, the price charged Widmer for additional barrels brewed declined approximately 16% as compared to pricing during the first four months of 2006. This reduced pricing will remain in effect for any additional beer brewed for Widmer by the Company during the remainder of 2006.
     In connection with all sales through the July 1, 2004 A-B Distribution Agreement, the Company pays a Margin fee to A-B. The Margin does not apply to sales to the Company’s retail operations or to dock sales. The Margin also does not apply to the Company’s sales to Craft Brands because Craft Brands pays a comparable fee to A-B on its resale of the product. The A-B Distribution Agreement also provides that the Company shall pay an additional fee on shipments that exceed shipments in the same territory during fiscal 2003 (the “Additional Margin”). For the three-month period ended June 30, 2006, the Margin was paid to A-B on shipments totaling 27,800 barrels to 471 distribution points. For the three months ended June 30, 2005, the Margin was paid to A-B on shipments totaling 24,500 barrels to 355 distribution points. Because second quarter 2006 shipments in the midwest and eastern United States exceeded 2003 shipments in the same territory, the Company paid A-B the Additional Margin on 2,200 barrels. The Company did not pay the Additional Margin on second quarter 2005 shipments because the volume did not exceed 2003 shipments in the same territory. The Margin is reflected as a reduction of sales in the Company’s statement of operations.
     Retail Operations and Other Sales. Sales in the Company’s retail operations and other sales increased $38,000 to $1,425,000 for the second quarter of 2006 from $1,387,000 for the second quarter of 2005, primarily the result of an increase in food sales.
     Excise Taxes. Excise taxes increased $204,000 to $1,187,000 for the second quarter of 2006 compared to $982,000 for the same 2005 period, primarily the result of the overall increase in shipments. The Company continues to be responsible for federal and state excise taxes for all shipments, including those to Craft Brands and brewed under contract. The comparability of excise taxes as a percentage of net sales is impacted by: average revenue per barrel; the mix of sales in the midwest and eastern United States, sales to Craft Brands, sales of beer brewed on contract basis, and pub sales; and the estimated annual average federal and state excise tax rates.
     Cost of Sales. Comparing the second quarter of 2006 to the second quarter of 2005, cost of sales increased overall but decreased as a percentage of net sales and on a per barrel basis. Increases in packaging were partially offset by decreases in depreciation and production salaries. Packaging costs increased following the introduction of a new proprietary bottle and package design in the western United States in May 2005 and in the midwest and eastern United States in the fourth quarter of 2005.
     The Company’s cost of sales includes a licensing fee of $118,000 and $101,000 for the second quarters of 2006 and 2005, respectively, in connection with the Company’s shipment of 9,800 barrels and 8,000 barrels of Widmer Hefeweizen in the midwest and eastern United States pursuant to a licensing agreement with Widmer. Shipments of Widmer Hefeweizen to states that were included in the expanded territory in 2005 are excluded from the computation of the licensing fee due to Widmer.

     Based upon the breweries’ combined current production capacity of 93,750 barrels for the quarters ended June 30, 2006 and 2005, the utilization rates were 81.1% and 68.2%, respectively.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $52,000 to $1,800,000 from expenses of $1,852,000 for the second quarter of 2006, primarily the result of a decrease in marketing and promotion expenses, partially offset by an increase in salaries. Selling, general and administrative expenses for 2006 also include $54,000 for stock-based compensation expense incurred in the quarter ended June 30, 2006. On January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, which requires all share-based payments to employees and directors be recognized as expense in the statement of operations based on their fair values and vesting periods. This second quarter 2006 expense is solely attributable to stock options granted to the independent members of the board of directors in May 2006 as part of their director compensation package. No compensation expense was recognized in 2006 for stock options outstanding as of December 31, 2005 because these options were fully vested prior to the January 1, 2006 adoption of SFAS No. 123R.
     Income from Equity Investment in Craft Brands. After giving effect to income attributable to the Kona brand, which is shared differently between the Company and Widmer through 2006, the Craft Brands operating agreement dictates that remaining profits and losses of Craft Brands are allocated between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively. For the quarter ended June 30, 2006, the Company’s share of Craft Brands’ net income totaled $819,000. For the quarter ended June 30, 2005, the Company’s share of Craft Brands’ net income totaled $691,000. Net cash flow of Craft Brands, if any, is generally distributed monthly to the Company based on the Company’s cash flow percentage of 42%. In the second quarter of 2006, the Company received cash distributions of $665,000, representing its share of the net cash flow of Craft Brands. In the second quarter of 2005, the Company received cash distributions of $578,000.
     Interest Expense. Interest expense was $84,000 for the second quarter of 2006, up from $66,000 in the comparable 2005 period. Higher average interest rates in the second quarter of 2006, partially offset by a declining term loan balance, resulted in an increase in interest expense.
     Other Income (Expense) — Net. Other income (expense) — net increased by $53,000 to $88,000 for the second quarter of 2006 from $36,000 for the second quarter of 2005, primarily as a result of a $41,000 increase in interest income earned on interest-bearing deposits.
     Income Taxes. The Company’s effective income tax rate was a 1.2% expense for the quarter ended June 30, 2006 and a 2.8% expense for the quarter ended June 30, 2005. Both periods include a provision for current state taxes. In 2006, the Company increased the valuation allowance to cover net tax operating loss carryforwards and other net deferred tax assets. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically certain federal and state NOLs that may expire before the Company is able to utilize the tax benefit. Realization of the benefit is dependent on the Company’s ability to generate future U.S. taxable income. To the extent that the Company continues to be unable to generate adequate taxable income in future periods, the Company will not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering potentially expiring NOLs.

Craft Brands Alliance LLC
     The Company has accounted for its investment in Craft Brands under the equity method, as outlined by APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. Pursuant to APB No. 18, the Company has recorded its share of Craft Brands’ net income in the Company’s statement of operations as income from equity investment in Craft Brands. The following discussion should be read in conjunction with the financial statements and notes thereto of Craft Brands Alliance LLC, filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, in Item 15. Exhibits and Financial Statement Schedules in accordance with Rule 3-09 of Regulation S-X.
     The following summarizes a comparison of certain items included in Craft Brands’ statement of operations for the quarters ended June 30, 2006 and 2005:
     Sales. Craft Brands’ sales totaled $17,518,000 for the second quarter of 2006 compared to $15,115,000 for the second quarter of 2005. In addition to selling 34,400 barrels of the Company’s product to wholesalers in the western United States in the second quarter of 2006 and 34,100 barrels in the second quarter of 2005, Craft Brands also sold Widmer and Kona products. Average wholesale revenue per barrel for all draft products sold by Craft Brands, net of discounts, increased 3.5 % in the second quarter of 2006 as compared to the same quarter in 2005. Average wholesale revenue per barrel for all bottle products sold by Craft Brands, net of discounts, was nearly unchanged in the second quarter of 2006 as compared to the same period in 2005. For the quarter ended June 30, 2006, average wholesale revenue per barrel for all products sold by Craft Brands was 1.2% lower than the average wholesale revenue per barrel on direct sales to wholesalers by the Company during the same period. Craft Brands also pays fees to A-B in connection with sales to A-B that are comparable to fees paid by the Company.
     Cost of Sales. Cost of sales of Craft Brands totaled $12,345,000 for the second quarter of 2006 compared to $10,550,000 for the second quarter of 2005. Craft Brands purchases product from the Company and Widmer at a price substantially below wholesale pricing levels pursuant to a supply, distribution, and licensing agreement between Craft Brands and each of the Company and Widmer. Higher sales volume and freight costs in the second quarter of 2006 contributed to the increase compared to 2005.
     Selling, General and Administrative Expenses. Craft Brands’ selling, general and administrative expenses totaled $3,135,000 for the second quarter of 2006 compared to $2,719,000 for the second quarter of 2005, reflecting all advertising, marketing and promotion efforts for the Redhook, Widmer and Kona brands. During the quarter ended June 30, 2006, higher sales and marketing costs contributed to the increase compared to 2005. During the three-month period ended June 30, 2005, Craft Brands focused significant effort on advertising and promotion in conjunction with the May 2005 introduction of new packaging for the Company’s bottled product.
     Net Income. Craft Brands’ net income totaled $1,955,000 for the second quarter of 2006 compared to $1,689,000 for the second quarter of 2005. The Company’s share of Craft Brands’ net income totaled $819,000 for the second quarter of 2006 compared to $691,000 for the second quarter of 2005. After giving effect to income attributable to the Kona brand, which is shared differently between the Company and Widmer through 2006, the operating agreement dictates that remaining profits and losses of Craft Brands are allocated between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively.
Outlook
     Shipments in July 2006, including shipments of beer brewed on a contract basis and shipments of Widmer Hefeweizen in the midwest and east under the licensing agreement with Widmer, increased 22.7% as compared to shipments in July 2005. The Company believes that sales volume for the first month of a quarter should not be relied upon as an accurate indicator of results for future periods. The Company has historically operated with little or no backlog and, therefore, its ability to predict sales for future periods is limited.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
     The following table sets forth, for the periods indicated, a comparison of certain items from the Company’s Statements of Operations:

	Six Months Ended
	June 30,		Increase/	%
	2006	2005	(Decrease)	Change
Sales	$19,812,761	$17,066,190	$2,746,571	16.1%
Less Excise Taxes	2,076,588	1,734,851	341,737	19.7

Net Sales	17,736,173	15,331,339	2,404,834	15.7
Cost of Sales	15,352,695	13,325,340	2,027,355	15.2

Gross Profit	2,383,478	2,005,999	377,479	18.8
Selling, General and Administrative Expenses	3,513,470	3,394,338	119,132	3.5
Income from Equity Investment in Craft Brands	1,332,923	950,998	381,925	40.2

Operating Income (Loss)	202,931	(437,341)	640,272	146.4
Interest Expense	167,145	126,914	40,231	31.7
Other Income (Expense) — Net	142,060	64,338	77,722	120.8

Income (Loss) before Income Taxes	177,846	(499,917)	677,763	135.6
Provision (Benefit) for Income Taxes	19,048	(51,000)	70,048	137.3

Net Income (Loss)	$158,798	$(448,917)	$607,715	135.4%

Beer Shipped (in barrels)	134,100	113,200	20,900	18.5%

     Sales. Total sales increased $2,747,000 in first six months of 2006 as compared to the same period in 2005, impacted by the following factors:
•	Improvement in overall pricing to Craft Brands resulted in a $116,000 increase in sales in 2006;

•	An increase in shipments in the western United States resulted in an $67,000 increase in sales in 2006;

•	An increase in shipments of beer brewed on a contract basis, partially offset by a decrease in pricing of these shipments, contributed a $980,000 increase in sales in 2006;

•	A decrease in overall pricing in the midwest and eastern United States resulted in a $2,000 decrease in sales in 2006;

•	An increase in shipments in the midwest and eastern United States resulted in a $1,593,000 increase in sales in 2006; and

•	Pub and other sales increased $70,000 in 2006.
     Shipments. Total Company shipments increased 18.5% during the first six months of 2006 as compared to the same period in 2005, driven by an increase in beer brewed on a contact basis and shipments of Widmer Hefeweizen in the midwest and eastern United States. Total sales volume for the six months ended June 30, 2006 increased to 134,100 barrels from 113,200 barrels for the same period in 2005, the result of an 9.5% increase in shipments of its packaged products and a 31.4% increase in shipments of the Company’s draft products. Since the mid 1990s, the Company’s sales of bottled beer have steadily increased as a percentage of total beer sales. This migration toward increasing bottled beer sales has reversed slightly over the past two years, with 54.5% of total shipments as bottle shipments versus 59.0% in 2005. This reversal towards shipments of draft product is partially attributable to an increase in beer brewed on a contact basis, as described below.
     Sales in the craft beer industry generally reflect a degree of seasonality, with the first and fourth quarters historically being the slowest and the rest of the year typically demonstrating stronger sales. The

Company has historically operated with little or no backlog, and, therefore, its ability to predict sales for future periods is limited.
     Contributing significantly to the 20,900 barrel increase in the Company’s total shipments is an increase of 11,500 barrels of beer brewed under a contract brewing arrangement with Widmer. In connection with the supply and distribution agreement with Craft Brands, if shipments of the Company’s products in the Craft Brands territory decrease as compared to the previous year’s shipments, the Company has the right to brew Widmer products in an amount equal to the lower of (i) the Company’s product shipment decrease or (ii) the Widmer product shipment increase (the “Contractual Obligation”). In addition, the Company may, at Widmer’s request, agree to brew more beer for Widmer than the amount obligated by the contract. Under this contract brewing arrangement, the Company brewed and shipped 16,800 barrels and 5,200 barrels of Widmer draft beer in the six months of 2006 and six months of 2005, respectively. Of these shipments, 10,000 barrels of the beer shipped in the 2006 six-month period and none of the beer shipped in the 2005 six-month period were in excess of the Contractual Obligation. Excluding shipments under this arrangement, shipments of the Company’s draft products increased 7.5% in the first six months of 2006 and total Company shipments increased 8.7%. Driven by the Contractual Obligation as well as Widmer’s current production capacity constraints, the Company anticipates that beer brewed and shipped in 2006 under the contract brewing arrangement with Widmer will increase significantly over 2005 levels.
     Also included in the Company’s total shipments is Widmer Hefeweizen brewed under a licensing arrangement with Widmer. In 2003, the Company entered into a licensing agreement with Widmer to produce and sell the Widmer Hefeweizen brand in states east of the Mississippi River. In March 2005, the Widmer Hefeweizen distribution territory was expanded to include all of the Company’s midwest and eastern markets. Brewing of this product is conducted at the New Hampshire Brewery under the supervision and assistance of Widmer’s brewing staff to insure their brand’s quality and matching taste profile. The term of this agreement is for five years, with an additional one-year automatic renewal unless either party elects to terminate the arrangement. The agreement may be terminated by either party at any time without cause pursuant to 150 days notice. The agreement may be terminated for cause by either party under certain conditions. During the term of this agreement, Redhook will not brew, advertise, market, or distribute any product that is labeled or advertised as a “Hefeweizen” or any similar product in the agreed upon eastern territory. Brewing and selling of Redhook’s Hefe-weizen was discontinued in conjunction with this agreement. The Company shipped 16,200 barrels and 12,300 barrels of Widmer Hefeweizen during the six months ended June 30, 2006 and 2005, respectively.
     Excluding shipments of beer brewed under the contract brewing arrangement with Widmer and under the Widmer Hefeweizen licensing agreement, total Company shipments increased 5,500 barrels in the first six months of 2006 as compared to the first six months of 2005.
     At June 30, 2006 and 2005, the Company’s products were distributed in 48 states. Shipments in the midwest and eastern United States increased by 22.0% compared to the same 2005 period while shipments in the western United States served by Craft Brands increased 0.7% during the same period.
     For the six months of 2006, sales to Craft Brands represented approximately 47.8% of total shipments, or 64,000 barrels, compared to 56.2%, or 63,600 barrels in 2005. Contributing most significantly to the modest improvement in shipments in the western United States were a 34.1% increase in shipments in New Mexico and a 3.7% increase in shipments in Washington, partially offset by a 6.0% decrease in shipments to California. A significant portion of the Company’s sales continue to be in the Pacific Northwest region, which the Company believes is one of the most competitive craft beer markets in the United States, both in terms of number of market participants and consumer awareness. The Company continues to face extreme competitive pressure in Washington state, which is not only the Company’s largest market but is also its oldest market. From 2000 through 2005, the Company experienced a 20% decline in sales volume in Washington state. Management believes that the decline can be partially attributable to the relative maturity of the brand in this region and, more recently, the formation of Craft Brands. The Company believes that the beer industry is influenced by individual relationships. The transition to Craft Brands impacted its established wholesaler and retailer relationships which, prior to Craft Brands, had existed for many years. Because the transition to Craft Brands took longer than anticipated, and because nearly all the Company’s sales staff responsible for Washington state left the Company, the Company and Craft Brands have had to re-establish many of these relationships with wholesalers and retailers. During the second quarter of 2005, Craft Brands introduced in the western United States several major marketing initiatives aimed at updating the Redhook brand image, including a proprietary Redhook bottle and new packaging design, combined with a new marketing campaign. Although 2006 year-to-date sales to Washington state have shown some improvement over the same period in 2005, management believes that shipments in the 2005 period in the western United States may have been favorably impacted by the introduction of the new package design in May 2005, thus affecting comparability between periods. Sales have also been impacted by the recent reduction in the pricing promotions historically offered in these regions.
     Pricing and Fees. The Company sells its product at wholesale pricing levels in the midwest and eastern United States, at lower than wholesale pricing levels to Craft Brands in the western United States, and at agreed-upon pricing levels for beer brewed on a contract basis.
     Redhook continues to sell its product at wholesale pricing levels in the midwest and eastern United States through sales to A-B. Average wholesale revenue per barrel for draft products, net of discounts, was nearly unchanged in the first six months of 2006 as compared to the same period in 2005. Average wholesale revenue per barrel for bottle products, net of discounts, was nearly unchanged in the first six months of 2006 as compared to the same period in 2005. Seldom, if ever, are pricing changes driven by an inflationary period. Instead, pricing changes implemented by the Company generally follow pricing changes initiated by large domestic or import brewing companies. While the Company has implemented modest price increases during the past few years, some of the benefit has been offset by competitive promotions and discounting. Additionally, the Company may experience a decline in sales in certain regions following a price increase.
     The Company sells its product to Craft Brands at a price substantially below wholesale pricing levels pursuant to the supply, distribution and licensing agreement with Craft Brands; Craft Brands, in turn, advertises, markets, sells and distributes the product to wholesale outlets in the western United States through a distribution agreement between Craft Brands and A-B. The prices that the Company charges Craft Brands for draft product and for bottled product are determined by contractually defined formulas and are based on the previous year’s average pricing for all Redhook and Widmer draft product and for all Redhook and Widmer bottled product sold by Craft Brands. The prices are adjusted on January 1st of each year. Average revenue per barrel for draft products sold to Craft Brands decreased approximately 2.1% in the first six months of 2006 as compared to the same period in 2005. This decrease in pricing accounted for a decrease of approximately $38,000 in total sales. Average revenue per barrel for bottle products sold to Craft Brands increased approximately 2.9% in the six-month period of 2006 as compared to the same period in 2005. This increase in pricing accounted for an increase of approximately $154,000 in total sales.
     Average revenue per barrel on beer brewed on a contract basis for Widmer pursuant to the supply, distribution and licensing agreement with Craft Brands is generally at a price substantially lower than wholesale pricing levels, and adjusts based upon the amount of beer brewed. In May 2006, after the Contractual Obligation had been fulfilled, the price charged Widmer for additional barrels brewed declined approximately 16% as compared to pricing during the first four months of 2006. This reduced pricing will remain in effect for any additional beer brewed for Widmer by the Company during the remainder of 2006.
     In connection with all sales through the July 1, 2004 A-B Distribution Agreement, the Company pays a Margin fee to A-B. The Margin does not apply to sales to the Company’s retail operations or to dock sales. The Margin also does not apply to the Company’s sales to Craft Brands because Craft Brands pays a comparable fee to A-B on its resale of the product. The A-B Distribution Agreement also provides that the Company shall pay an additional fee on shipments that exceed shipments in the same territory during fiscal 2003 (the “Additional Margin”). For the six-month period ended June 30, 2006, the Margin was paid to A-B on shipments totaling 51,100 barrels to 487 distribution points. For the six months ended June 30, 2005, the Margin was paid to A-B on shipments totaling 41,900 barrels to 379 distribution points. Because 2006 shipments in the midwest and eastern United States exceeded 2003 shipments in the same territory, the Company paid A-B the Additional Margin on 11,300 barrels. The Company paid the Additional Margin on 2,400 barrels for the six-month period in 2005. The Margin is reflected as a reduction of sales in the Company’s statement of operations.

     Retail Operations and Other Sales. Sales in the Company’s retail operations and other sales increased $70,000 to $2,480,000 for the six-month period of 2006 from $2,410,000 for the same period of 2005, primarily the result of an increase in food sales.
     Excise Taxes. Excise taxes increased $342,000 to $2,077,000 in 2006 six-month period compared to $1,735,000 for the same 2005 period, primarily the result of the overall increase in shipments. The Company continues to be responsible for federal and state excise taxes for all shipments, including those to Craft Brands and brewed under contract. The comparability of excise taxes as a percentage of net sales is impacted by: average revenue per barrel; the mix of sales in the midwest and eastern United States, sales to Craft Brands, sales of beer brewed on contract basis, and pub sales; and the estimated annual average federal and state excise tax rates.
     Cost of Sales. Comparing the six months ended June 30, 2006 to the same period in 2005, cost of sales increased overall but decreased as a percentage of net sales and on a per barrel basis. Increases in packaging, freight and utilities were partially offset by decreases in depreciation and production salaries. Packaging costs increased following the introduction of a new proprietary bottle and package design in the western United States in May 2005 and in the midwest and eastern United States in the fourth quarter of 2005. Rising gas prices in the United States in 2006 contributed to an increase in the Company’s raw material costs, freight costs, utilities expenses and brewery supplies. Even though recent increases in the Company’s operating costs were driven by nationwide gas price increases and these increases were likely experienced by most brewers, the Company may be unable to pass these higher costs onto consumers because the craft beer industry is so highly competitive. The Company does not anticipate this cost pressure subsiding in the near future.
     Cost of sales in 2006 was also reduced by a payment of $124,000 from A-B for invoice costs collected by A-B from 1995 through 2005 in excess of amounts due under the 1994 A-B Distribution Alliance and the 2004 A-B Distribution Agreement.
     The Company’s cost of sales includes a licensing fee of $194,000 and $161,000, for the six months ended June 30, 2006 and 2005, respectively, in connection with the Company’s shipment of 16,200 barrels and 12,400 barrels of Widmer Hefeweizen in the midwest and eastern United States pursuant to a licensing agreement with Widmer,. Shipments of Widmer Hefeweizen to states that were included in the expanded territory in 2005 are excluded from the computation of the licensing fee due to Widmer.
     Based upon the breweries’ combined current production capacity of 187,500 barrels for the six months ended June 30, 2006 and 2005, the utilization rates were 71.5% and 60.3%, respectively.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $119,000 to $3,513,000 from expenses of $3,394,000 for the six months of 2006, primarily the result of an increase in salaries, partially offset by a decrease in marketing and promotion expenses. Selling, general and administrative expenses also for 2006 include $54,000 for stock-based compensation expense incurred in the second quarter of 2006. On January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, which requires all share-based payments to employees and directors be recognized as expense in the statement of operations based on their fair values and vesting periods. This second quarter 2006 expense is solely attributable to stock options granted to the independent members of the board of directors in May 2006 as part of their director compensation package. No compensation expense was recognized in 2006 for stock options outstanding as of December 31, 2005 because these options were fully vested prior to the January 1, 2006 adoption of SFAS No. 123R.
     Income from Equity Investment in Craft Brands. In accordance with the Craft Brands operating agreement, the Company made a $250,000 sales and marketing capital contribution to Craft Brands in 2004; the capital contribution was used by Craft Brands for expenses related to the marketing, advertising, and promotion of Redhook products (“Special Marketing Expense”). After giving effect to the allocation of the Special Marketing Expense, which was allocated 100% to Redhook, and giving effect to income attributable to the Kona brand, which is shared differently between the Company and Widmer through 2006, the operating agreement dictates that remaining profits and losses of Craft Brands are allocated between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively. For the six months ended June 30, 2006, the Company’s share of Craft Brands’ net income totaled $1,333,000. For the six months ended June 30,

2005, the Company’s share of Craft Brands’ net income totaled $951,000. The share of Craft Brands’ 2005 profit was net of $135,000 of the Special Marketing Expense that had been incurred by Craft Brands during the same period and was fully allocated to the Company. As of March 31, 2005, the entire $250,000 2004 sales and marketing capital contribution made by the Company had been used by Craft Brands for designated Special Marketing Expenses and netted against Craft Brands’ profits allocated to the Company. Net cash flow of Craft Brands, if any, is generally distributed monthly to the Company based on the Company’s cash flow percentage of 42%. In 2006, the Company received cash distributions of $1,065,000, representing its share of the net cash flow of Craft Brands. In 2005, the Company received cash distributions of $1,138,000.
     Interest Expense. Interest expense was $167,000 for the six months of 2006, up from $127,000 in the comparable 2005 period. Higher average interest rates in 2006, partially offset by a declining term loan balance, resulted in an increase in interest expense.
     Other Income (Expense) — Net. Other income (expense) — net increased by $78,000 to $142,000 for the six months of 2006 from $64,000 for the same period in 2005, primarily as a result of a $70,000 increase in interest income earned on interest-bearing deposits.
     Income Taxes. The Company’s effective income tax rate was a 10.7% expense for the six months ended June 30, 2006 and a 10.2% expense for the six months ended June 30, 2005. Both periods include a provision for current state taxes. In 2006, the Company increased the valuation allowance to cover net tax operating loss carryforwards and other net deferred tax assets. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically certain federal and state NOLs that may expire before the Company is able to utilize the tax benefit. Realization of the benefit is dependent on the Company’s ability to generate future U.S. taxable income. To the extent that the Company continues to be unable to generate adequate taxable income in future periods, the Company will not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering potentially expiring NOLs.
Craft Brands Alliance LLC
     The Company has accounted for its investment in Craft Brands under the equity method, as outlined by APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. Pursuant to APB No. 18, the Company has recorded its share of Craft Brands’ net income in the Company’s statement of operations as income from equity investment in Craft Brands. The following discussion should be read in conjunction with the financial statements and notes thereto of Craft Brands Alliance LLC, filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, in Item 15. Exhibits and Financial Statement Schedules in accordance with Rule 3-09 of Regulation S-X.
     The following summarizes a comparison of certain items included in Craft Brands’ statement of operations for the six months ended June 30, 2006 and 2005:
     Sales. Craft Brands’ sales totaled $32,005,000 for the first six months of 2006 compared to $27,710,000 for the first six months of 2005. In addition to selling 64,000 barrels of the Company’s product to wholesalers in the western United States in 2006 and 63,600 barrels in 2005, Craft Brands also sold Widmer and Kona products. Average wholesale revenue per barrel for all draft products sold by Craft Brands, net of discounts, increased 3.3 % in the six months of 2006 as compared to the same quarter in 2005. Average wholesale revenue per barrel for all bottle products sold by Craft Brands, net of discounts, was nearly unchanged in 2006 as compared to the same period in 2005. For the six months ended June 30, 2006, average wholesale revenue per barrel for all products sold by Craft Brands was 1.0% lower than the average wholesale revenue per barrel on direct sales to wholesalers by the Company during the same period. Craft Brands also pays fees to A-B in connection with sales to A-B that are comparable to fees paid by the Company.
     Cost of Sales. Cost of sales of Craft Brands totaled $22,499,000 for the first six months of 2006 compared to $19,488,000 for the first six months of 2005. Craft Brands purchases product from the Company and Widmer at a price substantially below wholesale pricing levels pursuant to a supply, distribution, and licensing agreement between Craft Brands and each of the Company and Widmer. Higher sales volume and freight costs in 2006 contributed to the increase compared to 2005.

     Selling, General and Administrative Expenses. Craft Brands’ selling, general and administrative expenses totaled $6,168,000 for the six months ended June 30, 2006 compared to $5,393,000 for the same period of 2005, reflecting all advertising, marketing and promotion efforts for the Redhook, Widmer and Kona brands. During the six months ended June 30, 2006, higher sales and marketing costs contributed to the increase compared to 2005. During the six-month period ended June 30, 2005, Craft Brands focused significant effort on advertising and promotion in conjunction with the May 2005 introduction of new packaging for the Company’s bottled product. Selling, general and administrative expenses of Craft Brands for the first quarter of 2005 include approximately $135,000 designated as Special Marketing Expense. As of March 31, 2005, the entire $250,000 sales and marketing capital contribution made by the Company had been used by Craft Brands for designated Special Marketing Expenses and netted against Craft Brands’ 2004 and 2005 profits allocated to the Company.
     Net Income. Craft Brands’ net income totaled $3,181,000 for six months of 2006 compared to $2,634,000 for the same period of 2005. The Company’s share of Craft Brands’ net income totaled $1,333,000 for six months of 2006 compared to $951,000 for the same period of 2005. After giving effect to income attributable to the Kona brand, which is shared differently between the Company and Widmer through 2006, the operating agreement dictates that remaining profits and losses of Craft Brands are allocated between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively.
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
     The Company had $7,104,000 and $6,436,000 of cash and cash equivalents at June 30, 2006 and December 31, 2005, respectively. At June 30, 2006, the Company had working capital of $6,042,000. The Company’s long-term debt as a percentage of total capitalization (long-term debt and common stockholders’ equity) was 7.7% at June 30, 2006 compared to 8.0% at December 31, 2005. Cash provided by operating activities improved to $1,536,000 for the six months ended June 30, 2006 from cash used by operating activities of $892,000 for the six-month period ended June 30, 2005. The principal use of cash in 2005 was a 2005 payment for $881,000 to A-B for refundable pallet deposits.
     During the six months ended June 30, 2006, the Company’s capital expenditures totaled $671,000, including approximately $215,000 related to upgrades to brewing equipment at the Washington Brewery and $450,000 related to the expansion of fermentation capacity in the New Hampshire Brewery. Capital expenditures for fiscal year 2006 are expected to total approximately $888,000, including the $671,000 incurred to date. Capital expenditures will be funded with operating cash flows.
     The Company has a credit agreement with a bank under which a term loan (the “Term Loan”) is provided. In June 2006, the credit agreement was amended to extend the maturity date from June 5, 2007 to June 5, 2012. The Term Loan is secured by substantially all of the Company’s assets. Interest on the Term Loan accrues at London Inter Bank Offered Rate (“LIBOR”) plus 1.75% and the Company has the option to fix the applicable interest rate for up to twelve months by selecting LIBOR for one- to twelve- month periods as a base. As of June 30, 2006, there was $4.95 million outstanding on the Term Loan, and the Company’s one-month LIBOR-based borrowing rate was 7.1%. The termination of the A-B Distribution Agreement for any reason would constitute an event of default under the credit agreement and the bank may declare the entire outstanding loan balance immediately due and payable. If this were to occur, the Company could seek to refinance its Term Loan with one or more banks or obtain additional equity capital; however, there can be no assurance the Company would be able to access additional capital to meet its needs or that such additional capital would be at commercially reasonable terms.
     The terms of the credit agreement require the Company to meet certain financial covenants. The Company was in compliance with all covenants for the quarter ended June 30, 2006 and expects that it will remain in compliance with its debt covenants for the next twelve months. In December 2001, March 2003, February

2004 and October 2004, the credit agreement was amended to modify several financial covenants. In January 2006, the credit agreement was amended to eliminate the tangible net worth covenant (shareholders’ equity less intangible assets) as of the year ended December 31, 2005. These modifications to the financial covenants have reduced the likelihood that a violation of the covenants by the Company will occur in the future. However, if the Company were to report a significant net loss for one or more quarters within a time period covered by the financial covenants, one or more of the covenants would be negatively impacted and could result in a violation. Failure to meet the covenants required by the credit agreement is an event of default and, at its option, the bank could deny a request for a waiver and declare the entire outstanding loan balance immediately due and payable. In such a case, the Company would seek to refinance the loan with one or more banks, potentially at less desirable terms. However, there can be no guarantee that additional financing would be available at commercially reasonable terms, if at all.
     The following table summarizes the financial covenants required by the Term Loan and the Company’s current level of compliance with these covenants:

	Required by	Quarter Ended
	Term Loan	June 30, 2006
Capital Ratio	Less than: 1.25:1	0.23:1
Working Capital	Greater than: $1,900,000	$6,041,683
Fixed Charge Coverage Ratio	Greater than: 1.15:1	2.435:1
     Contractual Commitments. The Company has certain commitments, contingencies and uncertainties relating to its normal operations. There have been no material changes during the period covered by this report, outside of the ordinary course of the Company’s business, to the contractual commitments specified in the table of contractual commitments included in the section “Liquidity and Capital Resources” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, except that in June 2006, the Company entered into an amendment to its credit agreement under which the Term Loan is provided. The amendment extended the maturity date of the Term Loan from June 5, 2007 to June 5, 2012.

	Year Ended December 31,
	(In thousands)
	2006	2007	2008	2009	2010	Thereafter	Total
Long-term Debt (1)	$459	$459	$459	$459	$453	$2,925	$5,214
Operating Leases (2)	265	263	263	263	272	11,828	13,154
Malt and Hop Commitments (3)	1,894	1,795	667	—	—	—	4,356
Other Operating Purchase Obligations (4)	235	81	74	10	4	3	407

	$2,853	$2,598	$1,463	$732	$729	$14,756	$23,131

(1)	Represents annual principal payments required on the Company’s Term Loan and annual lease payments (including portion of payments imputed as interest) on capital lease obligations. Interest on the Term Loan accrues at LIBOR plus 1.75% and interest on capital leases are calculated at the Company’s incremental borrowing rate at the inception of each lease. Monthly interest payments on the Term Loan are not reflected above. The termination of the A-B Distribution Agreement for any reason would constitute an event of default under the credit agreement and the bank may declare the entire outstanding loan balance immediately due and payable.

(2)	Represents minimum aggregate future lease payments under noncancelable operating leases.

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
     Investment in Craft Brands Alliance LLC. The Company has assessed its investment in Craft Brands pursuant to the provisions of FASB Interpretation No. 46 Revised, Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51 (“FIN No. 46R”). FIN No. 46R clarifies the application of consolidation accounting for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest; these entities are referred to as variable interest entities. Variable interest entities within the scope of FIN No. 46R are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN No. 46R also requires disclosure of significant variable interests in variable interest entities for which a company is not the primary beneficiary. The Company has concluded that its investment in Craft Brands meets the definition of a variable interest entity but that the Company is not the primary beneficiary. In accordance with FIN No. 46R, the Company has not consolidated the financial statements of Craft Brands with the financial statements of the Company, but instead accounted for its investment in Craft Brands under the equity method, as outlined by Accounting Principle Board Opinion (“APB”) No. 18, The Equity Method of Accounting for Investments in Common Stock. The equity method requires that the Company recognize its share of the net earnings of Craft Brands by increasing its investment in Craft Brands on the Company’s balance sheet and recognizing income from equity investment in the Company’s statement of operations. A cash distribution or the Company’s share of a net loss reported by Craft Brands is reflected as a decrease in investment in Craft Brands on the Company’s balance sheet. The Company does not control the amount or timing of cash distributions by Craft Brands. For the six months ended June 30, 2006 and 2005, the Company recognized $1,333,000 and $951,000, respectively, of undistributed earnings related to its investment in Craft Brands. During the same period in 2006 and 2005, the Company received cash distributions of $1,065,000 and $1,138,000, respectively, representing its share of the net cash flow of Craft Brands. The Company’s share of the earnings of Craft Brands contributed a significant portion of income to the Company’s results of operations. The Company will periodically review its investment in Craft Brands to insure that it complies with the guidelines prescribed by FIN No. 46R.
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

Recent Accounting Pronouncements
     On January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, which revises SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees and directors be recognized as expense in the statement of operations based on their fair values and vesting periods. The Company is required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations. The Company elected to follow the “modified prospective” transition method, one of two methods prescribed by the standard, for implementing SFAS No. 123R. Under the modified prospective method, compensation cost is recognized beginning with the effective date (i) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (ii) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. Stock-based compensation expense recognized in the Company’s statement of operations for the three and six months ended June 30, 2006 totaled $54,000 and is solely attributable to stock options granted to the board of directors in May 2006. No compensation expense was recognized in 2006 for stock options outstanding as of December 31, 2005 because these options were fully vested prior to the January 1, 2006 adoption of SFAS No. 123R.
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
     The Company did not have any derivative financial instruments as of June 30, 2006.
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
     No changes in the Company’s internal control over financial reporting were identified in connection with the evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management continues to evaluate the Company’s controls and procedures in relation to the tax accounting process, leading to the implementation of additional internal controls, including increasing the scope of the independent tax accounting review.
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
     None.
ITEM 3. Defaults Upon Senior Securities
     None.
ITEM 4. Submission of Matters to a Vote of Security Holders
     The Company’s Annual Meeting of Shareholders was held on May 23, 2006. The following matters were voted upon by the shareholders with the results as follows:
(1) The following seven directors were duly elected to serve until the 2007 Annual Meeting of Shareholders or until his earlier retirement, resignation or removal:

Director	Votes For	Votes Withheld
Frank H. Clement	7,060,711	272,044
John W. Glick	6,960,061	272,044
David R. Lord	6,962,321	272,044
Michael Loughran	6,985,771	272,044
John D. Rogers, Jr.	6,958,521	272,044
Paul S. Shipman	7,055,597	272,044
Anthony J. Short	6,977,761	272,044
(2) The ratification of the appointment of Moss Adams LLP as independent auditors for the Company’s fiscal year ending December 31, 2006 was approved as follows:
Votes For: 7,252,135
Votes Against: 78,496
Abstain: 6,284
There were no broker non-votes for this item.
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
REDHOOK ALE BREWERY, INCORPORATED

August 10, 2006	BY: /s/ David J. Mickelson
David J. Mickelson
President and Chief Financial Officer

August 10, 2006	BY: /s/ Jay T. Caldwell
Jay T. Caldwell
Controller, Treasurer and Principal Accounting Officer