Form 10-Q
period 2006-09-30
REDHOOK ALE BREWERY INC
filed 2006-11-13
CIK 892222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Common Stock outstanding as November 8, 2006 was 8,269,889.

REDHOOK ALE BREWERY, INCORPORATED
FORM 10-Q
For The Quarterly Period Ended September 30, 2006

PART I.
ITEM 1. Financial Statements
REDHOOK ALE BREWERY, INCOPORATED
BALANCE SHEETS
SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$8,759,725	$6,435,609
Accounts Receivable	2,172,251	1,297,404
Trade Receivable from Craft Brands	526,698	698,272
Inventories	2,903,931	3,027,720
Deferred Income Tax Asset, Net	340,960	—
Other	410,800	502,667

Total Current Assets	15,114,365	11,961,672
Fixed Assets, Net	58,977,346	60,379,901
Investment in Craft Brands	174,188	92,806
Other Assets	260,635	143,326

Total Assets	$74,526,534	$72,577,705

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,534,486	$1,990,627
Trade Payable to Craft Brands	380,609	367,590
Accrued Salaries, Wages and Payroll Taxes	1,442,158	1,259,823
Refundable Deposits	2,666,242	2,440,796
Other Accrued Expenses	274,149	211,200
Current Portion of Long-Term Debt and Capital Lease Obligations	464,439	459,245

Total Current Liabilities	7,762,083	6,729,281

Long-Term Debt and Capital Lease Obligations, Net of Current Portion	4,437,860	4,751,920

Deferred Income Taxes, Net	1,505,600	946,395

Other Liabilities	162,822	123,542

Common Stockholders’ Equity:
Common Stock, Par Value $0.005 per Share, Authorized, 50,000,000 Shares; Issued and Outstanding, 8,264,989 Shares in 2006 and 8,222,609 Shares in 2005	41,325	41,113
Additional Paid-In Capital	68,936,740	68,828,009
Retained Earnings (Deficit)	(8,319,896)	(8,842,555)

Total Common Stockholders’ Equity	60,658,169	60,026,567

Total Liabilities and Common Stockholders’ Equity	$74,526,534	$72,577,705

The accompanying notes are an integral part of these statements.

REDHOOK ALE BREWERY, INCOPORATED
STATEMENTS OF OPERATIONS
PERIODS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Sales	$10,813,132	$9,497,771	$30,625,893	$26,563,961
Less Excise Taxes	1,169,670	946,680	3,246,259	2,681,531

Net Sales	9,643,462	8,551,091	27,379,634	23,882,430
Cost of Sales	8,011,838	7,429,086	23,364,532	20,754,426

Gross Profit	1,631,624	1,122,005	4,015,102	3,128,004
Selling, General and Administrative Expenses	1,776,501	1,905,135	5,289,971	5,299,473
Income from Equity Investment in Craft Brands	743,245	673,606	2,076,168	1,624,604

Operating Income (Loss)	598,368	(109,524)	801,299	(546,865)
Interest Expense	92,094	71,882	259,239	198,796
Other Income, net	56,783	20,555	198,844	84,893

Income (Loss) before Income Taxes	563,057	(160,851)	740,904	(660,768)
Income Tax Provision (Benefit)	199,197	9,578	218,245	(41,422)

Net Income (Loss)	$363,860	$(170,429)	$522,659	$(619,346)

Basic Earnings (Loss) per Share	$0.04	$(0.02)	$0.06	$(0.08)

Diluted Earnings (Loss) per Share	$0.04	$(0.02)	$0.06	$(0.08)

The accompanying notes are an integral part of these statements.

REDHOOK ALE BREWERY, INCORPORATED
STATEMENTS OF OPERATIONS
PERIODS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005
(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
Operating Activities
Net Income (Loss)	$522,659	$(619,346)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Loss (Gain) on Disposition of Fixed Assets	—	14,879
Depreciation and Amortization	2,256,996	2,194,505
Income from Equity Investment in Craft Brands In Excess of Cash Distributions	(81,382)	(19,755)
Stock-Based Compensation	53,760	—
Deferred Income Taxes	218,245	(70,000)
Net Change in Operating Assets and Liabilities	455,790	(1,083,101)

Net Cash Provided by Operating Activities	3,426,068	417,182

Investing Activities
Expenditures for Fixed Assets	(811,868)	(415,731)
Proceeds from sale of fixed assets	—	4,961

Net Cash Used in Investing Activities	(811,868)	(410,770)

Financing Activities
Principal Payments on Debt and Capital Lease Obligations.	(345,267)	(337,500)
Issuance of Common Stock .	55,183	62,760

Net Cash Used in Financing Activities	(290,084)	(274,740)

Increase (Decrease) in Cash and Cash Equivalents	2,324,116	(268,328)
Cash and Cash Equivalents:
Beginning of Period	6,435,609	5,589,621

End of Period	$8,759,725	$5,321,293

The accompanying notes are an integral part of these statements.

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
2. Inventories
Inventories consist of the following:

	September 30,	December 31,
	2006	2005
Raw materials	$748,532	$1,180,831
Work in process	905,934	950,827
Finished goods	296,649	262,618
Promotional merchandise	536,769	372,073
Packaging materials	416,047	261,371

	$2,903,931	$3,027,720

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
The Operating Agreement requires the Company to make certain capital contributions to support the operations of Craft Brands. Contemporaneous with the execution of the Operating Agreement, the Company made a 2004 sales and marketing capital contribution in the amount of $250,000. The agreement designated this sales and marketing capital contribution be used by Craft Brands for expenses related to the marketing, advertising and promotion of the Company’s products (“Special Marketing Expense”). The Operating Agreement also requires an additional sales and marketing contribution in 2008 if the volume of sales of Redhook products in 2007 in the Craft Brands territory is less than 92% of the volume of sales of Redhook products in 2003 in the Craft Brands territory. Widmer and Redhook are currently in negotiations to amend the Operating Agreement to reduce the Redhook 2008 contribution to reflect Redhook’s commitment to expand both its Washington and New Hampshire Breweries production capacity to produce more Widmer products. Currently, the 2008 contribution, if one is required, cannot exceed $750,000 and will be required to be paid by the Company in no more than three equal installments made on or before February 1, 2008, April 1, 2008 and July 1, 2008. Widmer has a similar obligation under the Operating Agreement with respect to the 2008 sales and marketing capital contribution and sales of its product capped at $750,000. The Operating Agreement also obligates the Company and Widmer to make other additional capital contributions only upon the request and consent of the Craft Brands’ board of directors.
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
The Company has assessed its investment in Craft Brands pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 Revised, Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51 (“FIN No. 46R”). FIN No. 46R clarifies the application of consolidation accounting for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest; these entities are referred to as variable interest entities. Variable interest entities within the scope of FIN No. 46R are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN No. 46R also requires disclosure of significant variable interests in variable interest entities for which a company is not the primary beneficiary. The Company has concluded that its investment in Craft Brands meets the definition of a variable interest entity but that the Company is not the primary beneficiary. In accordance with FIN No. 46R, the Company has not consolidated the financial statements of Craft Brands with the financial statements of the Company, but instead accounted for its investment in Craft Brands under the equity method, as outlined by Accounting Principle Board Opinion (“APB”) No. 18, The Equity Method of Accounting for Investments in Common Stock. The equity method requires that the Company recognize its share of the net earnings of Craft Brands by increasing its investment in Craft Brands on the Company’s balance sheet and recognizing income from equity investment in the Company’s statement of operations. A cash distribution or the Company’s share of a net loss reported by Craft Brands is reflected as a decrease in investment in Craft Brands on the Company’s balance sheet. The Company does not control the amount or timing of cash distributions by Craft Brands. The Company will periodically review its investment in Craft Brands to ensure that it complies with the guidelines prescribed by FIN No. 46R.
For the three months ended September 30, 2006 and 2005, the Company’s share of Craft Brands’ net income totaled $743,000 and $674,000, respectively. During the three months ended September 30, 2006 and 2005, the Company received cash distributions of $930,000 and $802,000, respectively, representing its share of the net cash flow of Craft Brands.
For the nine months ended September 30, 2006 and 2005, the Company’s share of Craft Brands’ net income totaled $2,076,000 and $1,625,000, respectively. The 2005 share of Craft Brands’ profit was net of $135,000 of the Special Marketing Expense that had been incurred by Craft Brands during the same period and was fully allocated to the Company. As of September 30, 2005, the entire $250,000 2004 sales and marketing capital contribution made by the Company had been used by Craft Brands for designated Special Marketing Expenses and netted against Craft Brands’ profits allocated to the Company. During the nine months ended September 30, 2006 and 2005, the Company received cash distributions of $1,995,000 and $1,940,000, respectively, representing its share of the net cash flow of Craft Brands.
As of September 30, 2006 and December 31, 2005, the Company’s investment in Craft Brands totaled $174,000 and $93,000.
For the three months ended September 30, 2006, shipments of the Company’s products to Craft Brands represented approximately 42% of total Company shipments, or 30,600 barrels. For the three months ended September 30, 2005, shipments of the Company’s products to Craft Brands represented 55% of total Company shipments, or 33,800 barrels.
For the nine months ended September 30, 2006, shipments of the Company’s products to Craft Brands represented 46% of total Company shipments, or 94,700 barrels. For the nine months ended September 30, 2005, shipments of the Company’s products to Craft Brands represented 56% of total Company shipments, or 97,400 barrels.
In conjunction with the sale of Redhook product to Craft Brands, the Company’s balance sheets as of September 30, 2006 and December 31, 2005 reflect a trade payable due to Craft Brands of approximately $381,000 and $368,000, respectively, and a trade receivable due from Craft Brands of approximately $527,000 and $698,000, respectively.

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
5. Common Stockholders’ Equity
In conjunction with the exercise of stock options granted under the Company’s stock option plans, the Company issued 42,400 shares of the Company’s common stock (“Common Stock”) totaling $55,000 during the nine months ended September 30, 2006. During the nine months ended September 30, 2005, the Company issued 32,600 shares of Common Stock totaling $63,000.
6. Earnings (Loss) per Share
The Company follows FASB Statement of Financial Accounting Standard (“SFAS”) No. 128, Earnings per Share. Basic earnings (loss) per share is calculated using the weighted average number of shares of Common Stock outstanding. The calculation of adjusted weighted average shares outstanding for purposes of computing diluted earnings (loss) per share includes the dilutive effect of all outstanding stock options for periods when the Company reports net income. Outstanding stock options have been excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2005 because their effect is antidilutive. The calculation uses the treasury stock method and the “as if” converted method in determining the resulting incremental average equivalent shares outstanding as applicable.
The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator for basic and diluted net income per share – net income	$363,860	$(170,429)	$522,659	$(619,346)

Denominator for basic net income per share – weighted average common shares outstanding	8,260,167	8,216,971	8,242,628	8,201,071

Dilutive effect of stock options on weighted average common shares	267,011	—	260,974	—

Denominator for diluted net income per share	8,527,178	8,216,971	8,503,602	8,201,071

Basic net income per share	$0.04	$(0.02)	$0.06	$(0.08)

Diluted net income per share	$0.04	$(0.02)	$0.06	$(0.08)

7. Stock-Based Compensation
The Company may grant non-qualified stock options and incentive stock options to employees and non-employee directors and independent consultants or advisors under its 2002 Stock Option Plan (the “2002 Plan”).
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

On November 29, 2005, the board of directors of the Company approved an acceleration (the “Acceleration”) of vesting of all of the Company’s unvested stock options. The Acceleration was effective for stock options outstanding as of December 30, 2005. These options were granted under the 2002 Plan and the Company’s 1992 Stock Incentive Plan, which expired in October 2002. As a result of the Acceleration, options to acquire approximately 136,000 shares of the Company’s Common Stock, or 16% of total outstanding options, became exercisable on December 30, 2005. Of the approximately 136,000 shares subject to the Acceleration, options to acquire approximately 70,000 shares of the Company’s Common Stock at an exercise price of $1.865 would have otherwise fully vested in August 2006; and options to acquire approximately 66,000 shares of the Company’s Common Stock at an exercise price of $2.019 would have otherwise vested in August 2006 and August 2007.
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
Stock-based compensation expense recognized in the Company’s statement of operations for the nine months ended September 30, 2006 totaled $54,000 and is solely attributable to stock options granted to the board of directors in May 2006. No compensation expense was recognized in 2006 for stock options outstanding as of December 31, 2005 because these options were fully vested prior to the January 1, 2006 adoption of SFAS No. 123R.
The following table illustrates the effect on net income (loss) and earnings (loss) per share for the three and nine months ended September 30, 2005 had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology as prescribed by the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income as reported	$(170,429)	$(619,346)
Add: Stock compensation as reported under APB 25	—	—
Less: Stock-based employee compensation expense determined under the fair value based method for all options, net of related tax effects	(36,595)	(70,110)

Pro forma net income	$(207,024)	$(689,456)

Net income per share
Basic
As reported	$(0.02)	$(0.08)
Proforma	$(0.03)	$(0.08)
Diluted
As reported	$(0.02)	$(0.08)
Proforma	$(0.03)	$(0.08)
Disclosures for the three- and nine-month periods ended September 30, 2006 are not presented because the amounts are recognized in the financial statements.
On May 23, 2006, following the Company’s Annual Meeting of Shareholders, each non-employee director (other than A-B designated directors) was granted an immediately exercisable option to purchase 3,500 shares of Common Stock at $0.01 per share (the “Options”). The Options expired on September 30, 2006 and were granted under the Company’s 2002 Stock

Option Plan. On May 23, 2006, each grantee exercised his option to purchase 3,500 shares of Common Stock. The option grant resulted in stock compensation expense of $54,000. There were no other grants of options to purchase Common Stock in the first nine months of 2006.
On May 25, 2005, each non-employee director (other than A-B designated directors) was granted an option to purchase 4,000 shares of Common Stock at an exercise price of $3.15 per share. The options were granted at an exercise price equal to the fair market value on the grant date, became exercisable six months after the grant date, and will terminate on the tenth anniversary of the grant date. The options were granted under the Company’s 2002 Plan. There were no other grants of options to purchase Common Stock in 2005.
The fair value of options granted in 2006 and 2005 is estimated on the date of grant using the Black-Scholes single option-pricing model with the following weighted average assumptions:

	2006	2005
Expected life (years)	0 days	5 yrs.
Risk-free interest rate	4.70%	3.88%
Expected volatility rate	0.00%	46.0%
Expected dividend yield	0.00%	0.0%
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
The weighted average estimated fair value of options granted for the three and nine months ended September 30, 2006 is as follows:

	2006	2005
Total number of options granted	14,000	16,000
Estimated fair value of each option granted	$3.84	$1.24
Total estimated fair value of all options granted	$54,000	$20,000
Presented below is a summary of stock option plans’ activity for the nine months ended September 30, 2006:

		Weighted	Weighted
		Average	Average
	Shares	Exercise	Remaining	Aggregate
	Subject to	Price per	Contractual	Intrinsic
	Options	Share	Life	Value
Outstanding at December 31, 2005	846,320	$3.15	5.08	$17,000
Granted	14,000	$0.01
Exercised	(42,380)	$1.30
Canceled	(8,550)	$21.54

Outstanding at September 30, 2006	809,390	$3.00	4.34	$805,000

Exercisable at September 30, 2006	809,390	$3.00	4.34	$805,000

The intrinsic value is calculated as the difference between the stock closing price as reported by NASDAQ on of the last day of the period and the exercise price of the shares. The market values as of September 30, 2006 and December 31, 2005 were $3.99 and $3.17, respectively. As of September 30, 2006, there was no unrecognized stock-based compensation expense related to unvested stock options. During the nine months ended September 30, 2006, the total intrinsic value of stock options exercised was $106,000. During the nine months ended September 30, 2006, the total fair value of options vested was $54,000.
The Company issues new shares of Common Stock upon exercise of stock options.

The following table summarizes information for options currently outstanding and exercisable at September 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Exercise
Range of Exercise	Number of	Contratual	Exercise Price	Number	Price per
Price	Outstanding	Life (Years)	per Share	Exercisable	Share
$1.485 to $1.865	348,790	4.83	$1.860	348,790	$1.860
1.866 to 2.019	159,034	5.91	2.019	159,034	2.019
2.020 to 2.180	8,000	6.64	2.180	8,000	2.180
2.181 to 3.150	39,566	7.66	2.728	39,566	2.728
3.151 to 3.969	168,400	2.64	3.969	168,400	3.969
3.970 to 5.730	44,600	1.64	5.730	44,600	5.730
5.731 to 7.625	24,000	0.64	7.625	24,000	7.625
7.626 to 10.125	13,000	0.35	10.125	13,000	10.125
10.126 to 22.750	4,000	0.14	22.750	4,000	22.750

$1.485 to $22.750	809,390	4.34	$2.996	809,390	$2.996

At September 30, 2006, a total of 95,559 options were available for future grants under the 2002 Plan.

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
The Company’s gross sales and net income for the nine months ended September 30, 2006 totaled $30,626,000 and $523,000, respectively, compared to gross sales and a net loss of $26,564,000 and $619,000, respectively, for the same period in 2005.
The Company’s sales are affected by several factors, including consumer demand, price discounting and competitive considerations. The Company competes in the highly competitive craft brewing market as well as in the much larger specialty beer market, which encompasses producers of import beers, major national brewers that produce fuller-flavored products, and large spirit companies and national brewers that produce flavored alcohol beverages. Beyond the beer market, craft brewers also face competition from producers of wines and spirits. The craft beer segment is highly competitive due to the proliferation of small craft brewers, including contract brewers, and the large number of products offered by such brewers. Imported products from foreign brewers have enjoyed resurgence in demand since the mid-1990s. Certain national domestic brewers have also produced their own fuller-flavored products to compete with craft beers. In the past few years, several major distilled spirits producers and national brewers have produced flavored alcohol beverages, a relatively new product in the segment that has gained significant consumer interest. The wine and spirits market has seen a surge in recent years, attributable to competitive pricing, television advertising, increased merchandising, and increased consumer interest in wine and spirits. Because the number of participants and different products offered in this segment have increased significantly in the past ten years, the competition for bottled product placements and especially for draft beer placements has intensified.
The Company is required to pay both state and federal excise taxes on sales of its beer. The federal excise tax burden on beer sales increases from $7 to $18 per barrel on annual sales over 60,000 barrels and thus, if sales volume increases, federal excise taxes would increase as a percentage of sales.
Under normal circumstances, the Company operates its brewing facilities up to six days per week with multiple shifts per day. Under ideal brewing conditions (which would include, among other factors, production of a single brand in a single package), the current production capacity is approximately 250,000 barrels per year at the Washington Brewery and 140,000 barrels per year at the New Hampshire Brewery. Because of various factors, including the following two, the Company does not believe that it is likely that actual production volume will approximate current production capacity: (1) the Company’s brewing process, which management believes is similar to its competitors’ brewing process, inherently results in some level of beer loss attributable to filtering, bottling and keg filling; and (2) the Company routinely brews and packages various brands and package sizes during the year.
Driven by growth in the midwest and eastern markets, the Company has recently increased the fermentation capacity in its New Hampshire Brewery. The expansion, completed in late July 2006, added approximately 20,000 barrels of capacity. Similar to the current expansion project, production capacity at the New Hampshire Brewery can be added in phases until the facility reaches its maximum designed production capacity of approximately 250,000 barrels per year, under ideal brewing conditions. Such an increase would require additional capital expenditures, primarily for fermentation equipment, and production personnel. The decision to add capacity is affected by the availability of capital, construction constraints and anticipated sales in new and existing markets. In early 2007 the Company plans to bring on-line an additional 25,000 barrels of estimated fermentation capacity at an estimated cost of $1,000,000 including process control automation upgrades.
The Company’s capacity utilization has a significant impact on gross profit. Generally, when facilities are operating at their maximum designed production capacities, profitability is favorably affected because fixed and semi-variable operating costs, such as depreciation and production salaries, are spread over a larger sales base. Because current period production levels have been below the Company’s current production capacity and ultimate designed capacity, gross margins have been negatively impacted. This negative impact could be reduced if actual production increases.
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

Results of Operations
The following table sets forth, for the periods indicated, certain items from the Company’s Statements of Operations expressed as a percentage of net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Sales	112.1%	111.1%	111.9%	111.2%
Less Excise Taxes	12.1%	11.1%	11.9%	11.2%

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	83.1%	86.9%	85.3%	86.9%

Gross Profit	16.9%	13.1%	14.7%	13.1%
Selling, General and Administrative Expenses	18.4%	22.3%	19.4%	22.2%
Income from Equity Investment in Craft Brands	7.7%	7.9%	7.6%	6.8%

Operating Income (Loss)	6.2%	-1.3%	2.9%	-2.3%
Interest Expense	1.0%	0.8%	0.9%	0.8%
Other Income, net	0.7%	0.2%	0.7%	0.4%

Income (Loss) before Income Taxes	5.9%	-1.9%	2.7%	-2.8%
Income Tax Provision (Benefit)	2.1%	0.1%	0.8%	-0.2%

Net Income (Loss)	3.8%	-2.0%	1.9%	-2.6%

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
The following table sets forth, for the periods indicated, a comparison of certain items from the Company’s Statements of Operations:

			Increase /
	Three Months Ended September 30,		(Decrease)	% Change
	2006	2005
Sales	$10,813,132	$9,497,771	$1,315,361	14%
Less Excise Taxes	1,169,670	946,680	222,990	24%

Net Sales	9,643,462	8,551,091	1,092,371	13%
Cost of Sales	8,011,838	7,429,086	582,752	8%

Gross Profit	1,631,624	1,122,005	509,619	45%
Selling, General and Administrative Expenses	1,776,501	1,905,135	(128,634)	7%
Income from Equity Investment in Craft Brands	743,245	673,606	69,639	10%

Operating Income (Loss)	598,368	(109,524)	707,892	646%
Interest Expense	92,094	71,882	20,212	28%
Other Income, net	56,783	20,555	36,228	176%

Income (Loss) before Income Taxes	563,057	(160,851)	723,908	450%
Income Tax Provision	199,197	9,578	189,619	1980%

Net Income (Loss)	$363,860	$(170,429)	$534,289	313%

Basic Earnings (Loss) per Share	$0.04	$(0.02)	$0.06	320%

Diluted Earnings (Loss) per Share	$0.04	$(0.02)	$0.06	313%

Sales. Total sales increased $1,315,000 in the third quarter of 2006 as compared to the third quarter of 2005, impacted by the following factors:
•	An increase in overall pricing and shipments in the midwest and eastern United States resulted in a $915,000 increase in sales in 2006;

•	A decrease in overall pricing and shipments in the western United States (not including beer brewed on a contract basis) resulted in a $379,000 decrease in sales in 2006;

•	An increase in shipments of beer brewed on a contract basis, partially offset by a decrease in pricing of these shipments, contributed a $706,000 increase in sales in 2006; and

•	Pub and other sales increased $73,000 in 2006.
Shipments. The following table sets forth a comparison of shipments (in barrels) for the periods indicated:

							Increase /
	Three Months Ended September 30,						(Decrease)	% Change
	2006			2005
	Draft Shipped	Bottles Shipped	Total Shipped	Draft Shipped	Bottles Shipped	Total Shipped
A-B and Non-wholesalers	11,900	15,300	27,200	11,100	11,900	23,000	4,200	18%
CBA	9,600	21,000	30,600	11,300	22,500	33,800	(3,200)	-9%
Contract Brewing	13,800	—	13,800	3,400	—	3,400	10,400	306%
Pubs and Other	1,100	200	1,300	1,200	200	1,400	(100)	-7%

Total Shipped	36,400	36,500	72,900	27,000	34,600	61,600	11,300	18%

Total Company shipments increased 18% during the third quarter of 2006 as compared to the third quarter of 2005, primarily driven by an increase in beer brewed on a contact basis and an increase in shipments of Redhook IPA, Redhook Seasonal Ales, Redhook Sampler Pack and Widmer Hefeweizen in the midwest and eastern United States. Total sales volume for the quarter ended September 30, 2006 increased to 72,900 barrels from 61,600 barrels for the same period in 2005, the result of a 6% increase in shipments of its packaged products and a 35% increase in shipments of the Company’s draft products. Since the mid 1990s, the Company’s sales of bottled beer have steadily increased as a percentage of total beer sales. This migration toward increasing bottled beer sales has reversed slightly over the past two years, with 50% of total shipments as bottle shipments versus 56% in 2005. This reversal towards shipments of draft product is substantially attributable to an increase in beer brewed on a contact basis, as described below.
Contributing significantly to the 11,300 barrel increase in the Company’s total shipments is an increase of 10,400 barrels of beer brewed at the Washington Brewery under a contract brewing arrangement with Widmer. In connection with the supply and distribution agreement with Craft Brands, if shipments of the Company’s products in the Craft Brands territory decrease as compared to the previous year’s shipments, the Company has the right to brew Widmer products in an amount equal to the lower of (i) the Company’s product shipment decrease or (ii) the Widmer product shipment increase (the “Contractual Obligation”). In addition, the Company may, at Widmer’s request, agree to brew more beer for Widmer than the amount obligated by the contract. Under these contract brewing arrangements, the Company brewed and shipped 13,800 barrels and 3,400 barrels of Widmer draft beer in the 2006 third quarter and 2005 third quarter, respectively. Of these shipments, 13,800 barrels of the beer shipped in the 2006 third quarter and 1,700 of the beer shipped in the 2005 third quarter were in excess of the Contractual Obligation. Excluding shipments under these arrangements, shipments of the Company’s draft products decreased 4% in the 2006 third quarter and total Company shipments increased 2%. Driven by the Contractual Obligation as well as Widmer’s current production capacity constraints, beer brewed and shipped in 2006 under the contract brewing arrangement with Widmer is significantly higher compared with 2005 levels.
Also included in the Company’s total shipments is Widmer Hefeweizen brewed at the New Hampshire Brewery under a licensing arrangement with Widmer and distributed through A-B. In 2003, the Company entered into a licensing agreement with Widmer to produce and sell the Widmer Hefeweizen brand in states east of the Mississippi River. In March 2005, the Widmer Hefeweizen distribution territory was expanded to include all of the Company’s midwest and eastern markets. Brewing of this product is conducted at the New Hampshire Brewery under the supervision and assistance of Widmer’s brewing staff to insure their brand’s quality and matching taste profile. The term of this agreement is for five years, with an additional one-year automatic renewal unless either party elects to terminate the arrangement. The agreement may be terminated by either party at any time without cause pursuant to 150 days notice. The agreement may be terminated for cause by either party under certain conditions. During the term of this agreement, Redhook will not brew, advertise, market, or distribute any product that is labeled or advertised as a “Hefeweizen” or any similar product in the agreed upon eastern territory. Brewing and selling of Redhook’s Hefe-weizen was discontinued in conjunction with this agreement. The

Company shipped 8,700 barrels and 7,500 barrels of Widmer Hefeweizen during the quarters ended September 30, 2006 and 2005, respectively; these shipments are included in the “A-B and Non-wholesalers” line in the table above. In the fourth quarter of 2006 Widmer began selling its Hefeweizen directly into Texas where the Company had not sold any Widmer Hefewiezen during the first nine months of 2006.
Excluding shipments of beer brewed under the contract brewing arrangement with Widmer and under the Widmer Hefeweizen licensing agreement, total Company shipments, in both the A-B and CBA territories, decreased by 300 barrels in the third quarter of 2006 as compared to the third quarter of 2005.
At September 30, 2006 and 2005, the Company’s products were distributed in 48 states. Shipments in the midwest and eastern United States increased by 18% compared to the same 2005 period while shipments in the western United States served by Craft Brands decreased by 9% during the same period.
For the third quarter of 2006, sales to Craft Brands represented approximately 42% of total shipments, or 30,600 barrels, compared to 55%, or 33,800 barrels in 2005. Contributing most significantly to the decline in shipments in the western United States were a 12% decline in shipments to California, a 6% decline in shipments to Washington State, a 25% decline in shipments to Colorado and a 12% decline in shipments to Oregon. A significant portion of the Company’s sales continue to be in the Pacific Northwest region, which the Company believes is one of the most competitive craft beer markets in the United States, both in terms of number of market participants and consumer awareness. The Company continues to face extreme competitive pressure in Washington State, which is not only the Company’s largest market but is also its oldest market. From 2000 through 2005, the Company experienced a 20% decline in sales volume in Washington State. The Company believes its third quarter sales in CBA territory have declined due to CBA’s unsuccessful execution of its sales and marketing strategy for Redhook’s core and emerging products. During this same period, CBA has been very successful selling the Widmer and Kona products. The Company enjoys the benefits of those successes through its profit-sharing arrangement with CBA, but believes it is critical for CBA to deliver success with the Redhook products in addition to the others. The Company has communicated this concern to CBA, and is working with CBA management to establish new brand management throughout the portfolio of Redhook products. If CBA is unable to increase shipments of the Company’s products in the west, the Company’s operations will become more dependent on lower margin contract brewing, and profit margins will suffer.
Pricing and Fees. The Company sells its product at wholesale pricing levels in the midwest and eastern United States, at lower than wholesale pricing levels to Craft Brands in the western United States, and at agreed-upon pricing levels for beer brewed on a contract basis.
Redhook continues to sell its product at wholesale pricing levels in the midwest and eastern United States through sales to A-B. Average wholesale revenue per barrel for draft products, net of discounts, increased approximately 3% in third quarter of 2006 as compared to the same quarter in 2005. This increase in pricing accounted for an increase of approximately $37,000 in total sales. Average wholesale revenue per barrel for bottle products, net of discounts, increased approximately 5% in the third quarter of 2006 as compared to the same period in 2005. This increase in pricing accounted for an increase of approximately $116,000 in total sales. Seldom, if ever, are pricing changes driven by an inflationary period. Instead, pricing changes implemented by the Company generally follow pricing changes initiated by large domestic or import brewing companies. While the Company has implemented modest price increases during the past few years, some of the benefit has been offset by competitive promotions and discounting. Additionally, the Company may experience a decline in sales in certain regions following a price increase.
The Company sells its product to Craft Brands at a price substantially below wholesale pricing levels pursuant to the supply, distribution and licensing agreement with Craft Brands; Craft Brands, in turn, advertises, markets, sells and distributes the product to wholesale outlets in the western United States through a distribution agreement between Craft Brands and A-B. The prices that the Company charges Craft Brands for draft product and for bottled product are determined by contractually defined formulas and are based on the twelve month average pricing ending September of the previous year for all Redhook and Widmer draft product and for all Redhook and Widmer bottled product sold by Craft Brands. The prices are adjusted on January 1st of each year. Average revenue per barrel for draft products sold to Craft Brands decreased approximately 7% in the third quarter of 2006 as compared to the same quarter in 2005. This decrease in pricing accounted for a decrease of approximately $76,000 in total sales. Average revenue per barrel for bottle products sold to Craft Brands increased approximately 1% in the third quarter of 2006 as compared to the same period in 2005. This increase in pricing accounted for an increase of approximately $40,000 in total sales.
Average revenue per barrel on beer brewed on a contract basis for Widmer pursuant to the supply, distribution and licensing agreement with Craft Brands is generally at a price substantially lower than wholesale pricing levels, and adjusts based upon the amount of beer brewed. In May 2006, after the Contractual Obligation had been fulfilled, the price charged Widmer for additional barrels brewed declined approximately 16% for the quarter. This reduced pricing, per the contract dated August 2006, will remain in effect for any additional beer brewed for Widmer by the Company during the remainder of 2006.
In connection with all sales through the July 1, 2004 A-B Distribution Agreement, the Company pays a Margin fee to A-B. The Margin does not apply to sales to the Company’s retail operations or to dock sales. The Margin also does not apply to the Company’s sales to Craft Brands because Craft Brands pays a comparable fee to A-B on its resale of the product. The A-B Distribution Agreement also provides that the Company shall pay an additional fee on shipments that exceed shipments in the same territory during fiscal 2003 (the “Additional Margin”). For the three-month period ended September 30, 2006, the Margin was paid to A-B on shipments totaling 26,800 barrels to approximately 480 distribution points. For the three months ended September 30, 2005, the Margin was paid to A-B on shipments totaling 22,900 barrels to approximately 390 distribution points. The Margin is reflected as a reduction of sales in the Company’s statement of operations.
Retail Operations and Other Sales. Sales in the Company’s retail operations and other sales increased $73,000 to $1,826,000 for the third quarter of 2006 from $1,753,200 for the third quarter of 2005, primarily the result of an increase in food sales.
Excise Taxes. Excise taxes increased $223,000 to $1,170,000 for the third quarter of 2006 compared to $947,000 for the same 2005 period, primarily the result of the overall increase in shipments. The Company continues to be responsible for federal and state excise taxes for all shipments, including those to Craft Brands and brewed under contract. The comparability of excise taxes as a percentage of net sales is impacted by: average revenue per barrel; the mix of sales in the midwest and eastern United States, sales to Craft Brands, sales of beer brewed on contract basis, and pub sales, and the estimated annual average federal and state excise tax rates.
Cost of Sales. Comparing the third quarter of 2006 to the third quarter of 2005, cost of sales increased by $583,000 but decreased as a percentage of net sales and on a per barrel basis. Increased production levels offset slight increases in depreciation and production salaries. Raw materials and freight costs also decreased slightly on a per barrel basis in the third quarter of 2006.
The Company’s cost of sales includes a licensing fee of $149,000 and $103,000 for the third quarters of 2006 and 2005, respectively, in connection with the Company’s shipment of 8,700 barrels and 7,500 barrels of Widmer Hefeweizen in the midwest and eastern United States pursuant to a licensing agreement with Widmer. Shipments of Widmer Hefeweizen to states that were included in the expanded territory in 2005 are excluded from the computation of the licensing fee due to Widmer.
Based upon the breweries’ current combined production capacity under optimal year-round brewing conditions of 97,000 and 93,800 barrels for the quarters ended September 30, 2006 and 2005, the utilization rates were 75% and 66%, respectively.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $129,000 to $1,777,000 from expenses of $1,905,000 for the third quarter of 2006, primarily the result of a decrease in marketing and promotion expenses, partially offset by an increase in wages.
Income from Equity Investment in Craft Brands. After giving effect to income attributable to the Kona brand, which is shared differently between the Company and Widmer through 2006, the Craft Brands operating agreement dictates that remaining profits and losses of Craft Brands are allocated between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively. For the quarter ended September 30, 2006, the Company’s share of Craft Brands’ net income totaled $743,000. For the quarter ended September 30, 2005, the Company’s share of Craft Brands’ net income totaled $674,000. Net cash flow of Craft Brands, if any, is generally distributed monthly to the Company based on the Company’s cash flow percentage of 42%. In the third quarter of 2006, the Company received cash distributions of $930,000, representing its share of the net cash flow of Craft Brands. In the third quarter of 2005, the Company received cash distributions of $802,000.
Interest Expense. Interest expense was $92,000 for the third quarter of 2006, up from $72,000 in the comparable 2005 period. Higher average interest rates in the second quarter of 2006, partially offset by a declining term loan balance, resulted in an increase in interest expense.
Other Income, net. Other income, net increased by $36,000 to $57,000 for the third quarter of 2006 from $21,000 for the third quarter of 2005, primarily as a result of a $54,000 increase in interest income earned on interest-bearing deposits.
Income Taxes. The Company’s effective income tax rate was a 35.4% expense for the quarter ended September 30, 2006 and a 6.0% expense for the quarter ended September 30, 2005. Both periods include a provision for current state taxes. In 2006, the Company decreased the valuation allowance that covers net tax operating loss carryforwards and other net deferred tax assets. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically certain federal and state NOLs that may expire before the Company is able to utilize the tax benefit. Realization of the benefit is dependent on the Company’s ability to generate future U.S. taxable income. To the extent that the Company is unable to generate adequate taxable income in future periods, the Company will not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering potentially expiring NOLs.
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
The following summarizes a comparison of certain items included in Craft Brands’ statement of operations for the quarters ended September 30, 2006 and 2005:
Sales. Craft Brands’ sales totaled $16,760,000 for the third quarter of 2006 compared to $14,888,000 for the third quarter of 2005. In addition to selling 30,600 barrels of the Company’s product to wholesalers in the western United States in the third quarter of 2006 and 33,800 barrels in the third quarter of 2005, Craft Brands also sold Widmer and Kona products. Average wholesale revenue per barrel for all draft products sold by Craft Brands, net of discounts, increased 2.9% in the third quarter of 2006 as compared to the same quarter in 2005. Average wholesale revenue per barrel for all bottle products sold by Craft Brands, net of discounts, decreased 1.6% in the third quarter of 2006 as compared to the same period in 2005. For the quarter ended September 30, 2006, average wholesale revenue per barrel for all products sold by Craft Brands was equal to the average wholesale revenue per barrel on direct sales to wholesalers by the Company during the same period. Craft Brands also pays fees to A-B in connection with sales to A-B that are comparable to fees paid by the Company.
Cost of Sales. Cost of sales of Craft Brands totaled $11,845,000 for the third quarter of 2006 compared to $10,598,000 for the third quarter of 2005. Craft Brands purchases product from the Company and Widmer at a price substantially below wholesale pricing levels pursuant to a supply, distribution, and licensing agreement between Craft Brands and each of the Company and Widmer. Higher sales volume and freight and logistical costs in the second quarter of 2006 contributed to the increase compared to 2005.
Selling, General and Administrative Expenses. Craft Brands’ selling, general and administrative expenses totaled $3,076,000 for the third quarter of 2006 compared to $2,554,000 for the third quarter of 2005, reflecting all advertising, marketing and promotion efforts for the Redhook, Widmer and Kona brands. During the quarter ended September 30, 2006, higher sales and marketing costs contributed to the increase compared to 2005. During the three-month period ended September 30, 2006, Craft Brands increased marketing expenses $452,000 primarily as a result of development and implementation of a web-based ordering system for wholesaler support items, media placements and increased support in other marketing programs including the development of new packaging materials.
Net Income. Craft Brands’ net income totaled $1,775,000 for the third quarter of 2006 compared to $1,619,000 for the third quarter of 2005. The Company’s share of Craft Brands’ net income totaled $743,000 for the third quarter of 2006 compared to $674,000 for the third quarter of 2005. After giving effect to income attributable to the Kona brand, which is shared differently between the Company and Widmer through 2006, the operating agreement dictates that remaining profits and losses of Craft Brands are allocated between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively.
Outlook
Shipments in October 2006, including shipments of beer brewed on a contract basis and shipments of Widmer Hefeweizen in the midwest and east under the licensing agreement with Widmer, increased 33% as compared to shipments in October 2005. Excluding shipments of Widmer Hefeweizen brewed on a contract basis at the Washington Brewery, shipments increased 4% in October 2006 compared to October 2005 reflecting an increase of 19% in shipments in the midwest and eastern United States and a decline of 8% in the CBA territory. The Company believes that sales volume for the first month of a quarter should not be relied upon as an accurate indicator of results for future periods. Sales in the craft beer industry generally reflect a degree of seasonality, with the first and fourth quarters historically being the slowest and the rest of the year typically demonstrating stronger sales. The Company has historically operated with little or no backlog and, therefore, its ability to predict sales for future periods is limited.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
The following table sets forth, for the periods indicated, a comparison of certain items from the Company’s Statements of Operations:

			Increase /
	Nine Months Ended September 30,		(Decrease)	% Change
	2006	2005
Sales	$30,625,893	$26,563,961	$4,061,932	15%
Less Excise Taxes	3,246,259	2,681,531	564,728	21%

Net Sales	27,379,634	23,882,430	3,497,204	15%
Cost of Sales	23,364,532	20,754,426	2,610,106	13%

Gross Profit	4,015,102	3,128,004	887,098	28%
Selling, General and Administrative Expenses	5,289,971	5,299,473	(9,502)	0%
Income from Equity Investment in Craft Brands	2,076,168	1,624,604	451,564	28%

Operating Income (Loss)	801,299	(546,865)	1,348,164	247%
Interest Expense	259,239	198,796	60,443	30%
Other Income, net	198,844	84,893	113,951	134%

Income (Loss) before Income Taxes	740,904	(660,768)	1,401,672	212%
Income Tax Provision (Benefit)	218,245	(41,422)	259,667	627%

Net Income (Loss)	$522,659	$(619,346)	$1,142,005	184%

Basic Earnings (Loss) per Share	$0.06	$(0.08)	$0.14	179%

Diluted Earnings (Loss) per Share	$0.06	$(0.08)	$0.14	177%

Sales. Total sales increased $4,062,000 in first nine months of 2006 as compared to the same period in 2005, impacted primarily by the following factors:
•	An increase in overall pricing and shipments in the midwest and eastern United States resulted in a $2,667,000 increase in sales in 2006;

•	A decrease in overall pricing and shipments in the western United States (not including beer brewed on a contract basis) resulted in a $343,700 decrease in sales in 2006;

•	An increase in shipments of beer brewed on a contract basis, partially offset by a decrease in pricing of these shipments, contributed to a $1,596,300 increase in sales in 2006; and

•	Pub and other sales increased $142,400 in 2006.
Shipments. The following table sets forth a comparison of shipments (in barrels) for the periods indicated:

							Increase /
	Nine Months Ended September 30,						(Decrease)	% Change
	2006			2005
	Draft Shipped	Bottles Shipped	Total Shipped	Draft Shipped	Bottles Shipped	Total Shipped
A-B and Non-wholesalers	35,200	43,200	78,400	30,800	34,400	65,200	13,200	20%
CBA	29,000	65,700	94,700	31,300	66,100	97,400	(2,700)	-3%
Contract Brewing	30,600	—	30,600	8,700	—	8,700	21,900	252%
Pubs and Other	2,700	600	3,300	2,700	800	3,500	(200)	-6%

Total Shipped	97,500	109,500	207,000	73,500	101,300	174,800	32,200	18%

Total Company shipments increased 18% during the first nine months of 2006 as compared to the same period in 2005, driven by an increase in beer brewed on a contact basis and shipments of Redhook IPA, Redhook Sampler Pack, Redhook Seasonal Ales, and Widmer Hefeweizen in the midwest and eastern United States. Total sales volume for the nine months ended September 30, 2006 increased to 207,000 barrels from 174,800 barrels for the same period in 2005, the result of an 8% increase in shipments of its packaged products and a 33% increase in shipments of the Company’s draft products. Since the mid 1990s, the Company’s sales of bottled beer have steadily increased as a percentage of total beer sales. This migration toward increasing bottled beer sales has reversed slightly over the past two years, with 53% of total shipments as bottle shipments versus 58% in 2005. This reversal towards shipments of draft product is substantially attributable to an increase in beer brewed on a contact basis, as described below.
Contributing significantly to the 32,200 barrel increase in the Company’s total shipments is an increase of 21,900 barrels of beer brewed at the Washington Brewery under a contract brewing arrangement with Widmer. In connection with the supply and distribution agreement with Craft Brands, if shipments of the Company’s products in the Craft Brands territory decrease as compared to the previous year’s shipments, the Company has the right to brew Widmer products in an amount equal to the lower of (i) the Company’s product shipment decrease or (ii) the Widmer product shipment increase (the “Contractual Obligation”). In addition, the Company may, at Widmer’s request, agree to brew more beer for Widmer than the amount obligated by the contract. Under these contract brewing arrangements, the Company brewed and shipped 30,600 barrels and 8,700 barrels of Widmer draft beer in the first nine months of 2006 and 2005, respectively. Of these shipments, 20,600 barrels of the beer shipped in the 2006 nine-month period and 1,700 barrels of the beer shipped in the 2005 nine-month period were in excess of the Contractual Obligation. Excluding shipments under these arrangements, shipments of the Company’s draft products increased 3% in the first nine months of 2006 and total Company shipments increased 6%. Driven by the Contractual Obligation as well as Widmer’s current production capacity constraints, beer brewed and shipped in 2006 under the contract brewing arrangement with Widmer is significantly higher compared with 2005 levels.
Also included in the Company’s total shipments is Widmer Hefeweizen brewed at the New Hampshire Brewery under a licensing arrangement with Widmer. In 2003, the Company entered into a licensing agreement with Widmer to produce and sell the Widmer Hefeweizen brand in states east of the Mississippi River. In March 2005, the Widmer Hefeweizen distribution territory was expanded to include all of the Company’s midwest and eastern markets. Brewing of this product is conducted at the New Hampshire Brewery under the supervision and assistance of Widmer’s brewing staff to ensure their brand’s quality and matching taste profile. The term of this agreement is for five years, with an additional one-year automatic renewal unless either party elects to terminate the arrangement. The agreement may be terminated by either party at any time without cause pursuant to 150 days notice. The agreement may be terminated for cause by either party under certain conditions. During the term of this agreement, Redhook will not brew, advertise, market, or distribute any product that is labeled or advertised as a “Hefeweizen” or any similar product in the agreed upon eastern territory. Brewing and selling of Redhook’s Hefe-weizen was discontinued in conjunction with this agreement. The Company shipped 24,900 barrels and 19,800 barrels of Widmer Hefeweizen during the nine months ended September 30, 2006 and 2005, respectively; these shipments are included in the “A-B and Non-wholesalers” line in the table above. In the fourth quarter of 2006 Widmer began selling its Hefeweizen directly into Texas where the Company had not sold any Widmer Hefewiezen during the first nine months of 2006.
Excluding shipments of beer brewed under the contract brewing arrangement with Widmer and under the Widmer Hefeweizen licensing agreement, total Company shipments, in both the A-B and CBA territories, increased 5,100 barrels in the first nine months of 2006 as compared to the first nine months of 2005.
At September 30, 2006 and 2005, the Company’s products were distributed in 48 states. Shipments in the midwest and eastern United States increased by 20% compared to the same 2005 period while shipments in the western United States served by Craft Brands decreased 3% during the same period.
For the nine months of 2006, sales to Craft Brands represented approximately 46% of total shipments, or 94,700 barrels, compared to 56%, or 97,400 barrels in 2005. Contributing most significantly to the decline in shipments in the western United States were a 8% decline in shipments to California, and a 14% decrease in shipments to Colorado, offset by a 1 % increase in shipments to Washington. A significant portion of the Company’s sales continue to be in the Pacific Northwest region, which the Company believes is one of the most competitive craft beer markets in the United States, both in terms of number of market participants and consumer awareness. The Company continues to face extreme competitive pressure in Washington State, which is not only the Company’s largest market but is also its oldest market. From 2000 through 2005, the Company experienced a 20% decline in sales volume in Washington State. The Company believes its third quarter sales in CBA territory have declined due to CBA’s unsuccessful execution of its sales and marketing strategy for Redhook’s core and emerging products. During this same period, CBA has been very successful selling the Widmer and Kona products. The Company enjoys the benefits of those successes through its profit-sharing arrangement with CBA, but believes it is critical for CBA to deliver success with the Redhook products in addition to the others. The Company has communicated this concern to CBA, and is working with CBA management to establish new brand management throughout the portfolio of

Redhook products. If CBA is unable to increase shipments of the Company’s products in the west, the Company’s operations will become more dependent on lower margin contract brewing, and profit margins will suffer.
Pricing and Fees. The Company sells its product at wholesale pricing levels in the midwest and eastern United States, at lower than wholesale pricing levels to Craft Brands in the western United States, and at agreed-upon pricing levels for beer brewed on a contract basis.
Redhook continues to sell its product at wholesale pricing levels in the midwest and eastern United States through sales to A-B. Average wholesale revenue per barrel for draft products, net of discounts, increased approximately 2% in the first nine months of 2006 as compared to the same period in 2005. This increase in pricing accounted for an increase of approximately $72,000 in total sales. Average wholesale revenue per barrel for bottle products, net of discounts, increased approximately 4% in the in the first nine months of 2006 as compared to the same period in 2005. This increase in pricing accounted for an increase of approximately $238,000 in total sales. Seldom, if ever, are pricing changes driven by an inflationary period. Instead, pricing changes implemented by the Company generally follow pricing changes initiated by large domestic or import brewing companies. While the Company has implemented modest price increases during the past few years, some of the benefit has been offset by competitive promotions and discounting. Additionally, the Company may experience a decline in sales in certain regions following a price increase.
The Company sells its product to Craft Brands at a price substantially below wholesale pricing levels pursuant to the supply, distribution and licensing agreement with Craft Brands; Craft Brands, in turn, advertises, markets, sells and distributes the product to wholesale outlets in the western United States through a distribution agreement between Craft Brands and A-B. The prices that the Company charges Craft Brands for draft product and for bottled product are determined by contractually defined formulas and are based on the twelve month average pricing ending September of the previous year for all Redhook and Widmer draft product and for all Redhook and Widmer bottled product sold by Craft Brands. The prices are adjusted on January 1st of each year. Average revenue per barrel for draft products sold to Craft Brands decreased approximately 6% in the first nine months of 2006 as compared to the same period in 2005. This decrease in pricing accounted for a decrease of approximately $160,000 in total sales. Average revenue per barrel for bottle products sold to Craft Brands increased 1% during the nine-month period of 2006 as compared to the same period in 2005 resulting in an increase of $66,000 in total sales.
Average revenue per barrel on beer brewed on a contract basis for Widmer pursuant to the supply, distribution and licensing agreement with Craft Brands is generally at a price substantially lower than wholesale pricing levels, and adjusts based upon the amount of beer brewed. In May 2006, after the Contractual Obligation had been fulfilled, the price charged Widmer for additional barrels brewed declined approximately 12% for the nine month ended. This reduced pricing, per the contract dated August 2006, will remain in effect for any additional beer brewed for Widmer by the Company during the remainder of 2006.
In connection with all sales through the July 1, 2004 A-B Distribution Agreement, the Company pays a Margin fee to A-B. The Margin does not apply to sales to the Company’s retail operations or to dock sales. The Margin also does not apply to the Company’s sales to Craft Brands because Craft Brands pays a comparable fee to A-B on its resale of the product. The A-B Distribution Agreement also provides that the Company shall pay an additional fee on shipments that exceed shipments in the same territory during fiscal 2003 (the “Additional Margin”). For the nine-month period ended September 30, 2006, the Margin was paid to A-B on shipments totaling 77,800 barrels to approximately 510 distribution points. For the nine months ended September 30, 2005, the Margin was paid to A-B on shipments totaling 65,100 barrels to approximately 415 distribution points. The Margin is reflected as a reduction of sales in the Company’s statement of operations.
Retail Operations and Other Sales. Sales in the Company’s retail operations and other sales increased $143,000 to $4,306,000 for the nine-month period of 2006 from $4,164,000 for the same period of 2005, primarily the result of an increase in food sales.
Excise Taxes. Excise taxes increased $565,000 to $3,246,000 for the first nine months of 2006 compared to $2,682,000 for the same 2005 period, primarily the result of the overall increase in shipments. The Company continues to be responsible for federal and state excise taxes for all shipments, including those to Craft Brands and brewed under contract. The comparability of excise taxes as a percentage of net sales is impacted by: average revenue per barrel; the mix of sales in the midwest and eastern United States, sales to Craft Brands, sales of beer brewed on contract basis, and pub sales, and the estimated annual average federal and state excise tax rates.
Cost of Sales. Comparing the nine months ended September 30, 2006 to the same period in 2005, cost of sales increased by $2,610,000 but decreased as a percentage of net sales and on a per barrel basis. Increased production levels offset increases in depreciation and production salaries. Raw materials and freight costs also decreased slightly on a per barrel basis in 2006.

Cost of sales in 2006 was also reduced by a payment of $124,000 from A-B for invoice costs collected by A-B from 1995 through 2005 in excess of amounts due under the 1994 A-B Distribution Alliance and the 2004 A-B Distribution Agreement.
The Company’s cost of sales includes a licensing fee of $343,000 and $260,000, for the nine months ended September 30, 2006 and 2005, respectively, in connection with the Company’s shipment of 24,900 barrels and 19,800 barrels of Widmer Hefeweizen in the midwest and eastern United States pursuant to a licensing agreement with Widmer. Shipments of Widmer Hefeweizen to states that were included in the expanded territory in 2005 are excluded from the computation of the licensing fee due to Widmer.
Based upon the breweries’ current combined production capacity under optimal year-round brewing conditions of 293,000 and 281,250 barrels for the nine months ended September 30, 2006 and 2005, the utilization rates were 71% and 62%, respectively.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $10,000 to $5,290,000 for the nine months of 2006, primarily due to a decrease in marketing expenses offset by an increase in salaries, and write offs of receivables for product promotions. Selling, general and administrative expenses for 2006 also include $54,000 for stock-based compensation expense incurred in the second quarter of 2006. On January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, which requires all share-based payments to employees and directors be recognized as expense in the statement of operations based on their fair values and vesting periods. This second quarter 2006 expense is solely attributable to stock options granted to the independent members of the board of directors in May 2006 as part of their director compensation package. No compensation expense was recognized in 2006 for stock options outstanding as of December 31, 2005 because these options were fully vested prior to the January 1, 2006 adoption of SFAS No. 123R.
Income from Equity Investment in Craft Brands. In accordance with the Craft Brands operating agreement, the Company made a $250,000 sales and marketing capital contribution to Craft Brands in 2004; the capital contribution was used by Craft Brands for expenses related to the marketing, advertising, and promotion of Redhook products (“Special Marketing Expense”). After giving effect to the allocation of the Special Marketing Expense, which was allocated 100% to Redhook, and giving effect to income attributable to the Kona brand, which is shared differently between the Company and Widmer through 2006, the operating agreement dictates that remaining profits and losses of Craft Brands are allocated between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively. For the nine months ended September 30, 2006, the Company’s share of Craft Brands’ net income totaled $2,076,000. For the nine months ended September 30, 2005, the Company’s share of Craft Brands’ net income totaled $1,625,000. The share of Craft Brands’ 2005 profit was net of $135,000 of the Special Marketing Expense that had been incurred by Craft Brands during the same period and was fully allocated to the Company. As of March 31, 2005, the entire $250,000 2004 sales and marketing capital contribution made by the Company had been used by Craft Brands for designated Special Marketing Expenses and netted against Craft Brands’ profits allocated to the Company. Net cash flow of Craft Brands, if any, is generally distributed monthly to the Company based on the Company’s cash flow percentage of 42%. In 2006, the Company has received cash distributions of $1,995,000, representing its share of the net cash flow of Craft Brands. In 2005, the Company received cash distributions of $1,940,000.
Interest Expense. Interest expense was $259,000 for the nine months of 2006, up from $199,000 in the comparable 2005 period. Higher average interest rates in 2006, partially offset by a declining term loan balance, resulted in an increase in interest expense.
Other Income,net. Other income, net increased by $114,000 to $199,000 for the nine months of 2006 from $85,000 for the same period in 2005, primarily as a result of a $123,000 increase in interest income earned on interest-bearing deposits.
Income Taxes. The Company’s effective income tax rate was a 29.5% expense for the nine months ended September 30, 2006 and a 6.3% benefit for the nine months ended September 30, 2005. Both periods include a provision for current state taxes. In 2006, the Company decreased the valuation allowance that covers net tax operating loss carryforwards and other net deferred tax assets. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically certain federal and state NOLs that may expire before the Company is able to utilize the tax benefit. Realization of the benefit is dependent on the Company’s ability to generate future U.S. taxable income. To the extent that the Company is unable to generate adequate taxable income in future periods, the Company will not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering potentially expiring NOLs.
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
The following summarizes a comparison of certain items included in Craft Brands’ statement of operations for the first nine months ended September 30, 2006 and 2005:
Sales. Craft Brands’ sales totaled $48,764,000 for the first nine months of 2006 compared to $42,598,000 for the first nine months of 2005. In addition to selling 94,700 barrels of the Company’s product to wholesalers in the western United States in 2006 and 97,500 barrels in 2005, Craft Brands also sold Widmer and Kona products. Average wholesale revenue per barrel for all draft products sold by Craft Brands, net of discounts, increased 3.2 % in the nine months ended in 2006 as compared to the same period in 2005. Average wholesale revenue per barrel for all bottle products sold by Craft Brands, net of discounts, decreased 0.5% in 2006 as compared to the same period in 2005. For the nine months ended September 30, 2006, average wholesale revenue per barrel for all products sold by Craft Brands was 0.9% higher than the average wholesale revenue per barrel on direct sales to wholesalers by the Company in the prior year. Craft Brands also pays fees to A-B in connection with sales to A-B that are comparable to fees paid by the Company.
Cost of Sales. Cost of sales of Craft Brands totaled $34,344,000 for the first nine months of 2006 compared to $30,086,000 for the first nine months of 2005. Craft Brands purchases product from the Company and Widmer at a price substantially below wholesale pricing levels pursuant to a supply, distribution, and licensing agreement between Craft Brands and each of the Company and Widmer. Higher sales volume and freight and logistic costs in 2006 contributed to the increase compared to 2005.
Selling, General and Administrative Expenses. Craft Brands’ selling, general and administrative expenses totaled $9,244,000 for the nine months ended September 30, 2006 compared to $7,947,000 for the same period of 2005, reflecting all advertising, marketing and promotion efforts for the Redhook, Widmer and Kona brands. During the nine months ended September 30, 2006, higher sales and marketing costs contributed to the increase compared to 2005 as a result of the hiring of several new positions, the development and implementation of a web-based ordering system for wholesaler support items, the development of new packaging materials, and increased promotional activities. Selling, general and administrative expenses of Craft Brands for the first quarter of 2005 include approximately $135,000 of designated Special Marketing Expenses. As of March 31, 2005, the entire $250,000 sales and marketing capital contribution made by the Company had been used by Craft Brands for designated Special Marketing Expenses and netted against Craft Brands’ 2004 and 2005 profits allocated to the Company.
Net Income. Craft Brands’ net income totaled $4,956,000 for nine months of 2006 compared to $4,222,000 for the same period of 2005. The Company’s share of Craft Brands’ net income totaled $2,076,000 for nine months of 2006 compared to $1,625,000 for the same period of 2005. After giving effect to income attributable to the Kona brand, which is shared differently between the Company and Widmer through 2006, the operating agreement dictates that remaining profits and losses of Craft Brands are allocated between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively.
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
The Company had $8,760,000 and $6,436,000 of cash and cash equivalents at September 30, 2006 and December 31, 2005, respectively. At September 30, 2006, the Company had working capital of $7,352,000. The Company’s long-term debt as a percentage of total capitalization (long-term debt and common stockholders’ equity) was 6.8% at September 30, 2006 compared to 7.3% at December 31, 2005. Cash provided by operating activities improved to $3,426,000 for the nine months ended September 30, 2006 from $417,000 for the nine-month period ended September 30, 2005.
During the nine months ended September 30, 2006, the Company’s capital expenditures totaled $848,000, including approximately $250,000 related to upgrades to brewing equipment at the Washington Brewery and $540,000 related to the expansion of fermentation capacity in the New Hampshire Brewery. Capital expenditures for fiscal year 2006 are expected to total approximately $888,000, including the $848,000 incurred to date. Capital expenditures will be funded with operating cash flows. In early 2007 the Company plans to bring on-line an additional 25,000 barrels of fermentation capacity at an estimated cost of $1,000,000.
The Company has a credit agreement with a bank under which a term loan (the “Term Loan”) is provided. In June 2006, the credit agreement was amended to extend the maturity date from June 5, 2007 to June 5, 2012. The Term Loan is secured by substantially all of the Company’s assets. Interest on the Term Loan accrues at London Inter Bank Offered Rate (“LIBOR”) plus 1.75% and the Company has the option to fix the applicable interest rate for up to twelve months by selecting LIBOR for one- to twelve- month periods as a base. As of September 30, 2006, there was $4,838,000 outstanding on the Term Loan, and the Company’s one-month LIBOR-based borrowing rate was 7.1%. The termination of the A-B Distribution Agreement for any reason would constitute an event of default under the credit agreement and the bank may declare the entire outstanding loan balance immediately due and payable. If this were to occur, the Company could seek to refinance its Term Loan with one or more banks or obtain additional equity capital; however, there can be no assurance the Company would be able to access additional capital to meet its needs or that such additional capital would be at commercially reasonable terms.
The terms of the credit agreement require the Company to meet certain financial covenants. The Company was in compliance with all covenants for the quarter ended September 30, 2006 and expects that it will remain in compliance with its debt covenants for the next twelve months. In December 2001, March 2003, February 2004 and October 2004, the credit agreement was amended to modify several financial covenants. In January 2006, the credit agreement was amended to eliminate the tangible net worth covenant (shareholders’ equity less intangible assets) as of the year ended December 31, 2005. These modifications to the financial covenants have reduced the likelihood that a violation of the covenants by the Company will occur in the future. However, if the Company were to report a significant net loss for one or more quarters within a time period covered by the financial covenants, one or more of the covenants would be negatively impacted and could result in a violation. Failure to meet the covenants required by the credit agreement is an event of default and, at its option, the bank could deny a request for a waiver and declare the entire outstanding loan balance immediately due and payable. In such a case, the Company would seek to refinance the loan with one or more banks, potentially at less desirable terms. However, there can be no guarantee that additional financing would be available at commercially reasonable terms, if at all.
The following table summarizes the financial covenants required by the Term Loan and the Company’s current level of compliance with these covenants:

Quarter Ended
	Required by Term Loan	September 30, 2006
Capital Ratio	Less than: 1.25:1	0.23:1
Working Capital	Greater than: $1,900,000	$7,352,283
Fixed Charge Coverage Ratio	Greater than: 1.15:1	3.445:1
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
Income Taxes. The Company records federal and state income taxes in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 109, Accounting for Income Taxes. Deferred income taxes or tax benefits reflect the tax effect of temporary differences between the amounts of assets and liabilities for financial reporting purposes and amounts as measured for tax purposes. As of December 31, 2005, the Company’s deferred tax assets were primarily comprised of NOLs of $30.2 million, or $10.3 million tax-effected; federal alternative minimum tax credit carryforwards of $135,000; and state NOL carryforwards of $500,000 tax-effected. In assessing the realizability of the deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income during the periods in which those temporary differences become deductible. The Company considered the scheduled reversal of deferred tax liabilities, projected future taxable income and other factors in making this assessment. The Company’s estimates of future taxable income takes into consideration, among other items, estimates of future tax deductions related to depreciation. Based upon the available evidence, the Company does not believe it is more likely than not that all of the deferred tax assets will be realized. Accordingly, the Company established a valuation allowance in 2002, increased it further in 2003, 2004, and 2005 and decreased it slightly in 2006 to cover certain federal and state NOLs that may expire before the Company is able to utilize the tax benefit. As of December 31, 2005 and 2004, the Company had a valuation allowance of $1,656,000 and $1,154,000, respectively. To the extent that the Company continues to be unable to generate adequate taxable income in future periods, the Company will not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering potentially expiring NOLs.
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
Investment in Craft Brands Alliance LLC. The Company has assessed its investment in Craft Brands pursuant to the provisions of FASB Interpretation No. 46 Revised, Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51 (“FIN No. 46R”). FIN No. 46R clarifies the application of consolidation accounting for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest; these entities are referred to as variable interest entities. Variable interest entities within the scope of FIN No. 46R are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN No. 46R also requires disclosure of significant variable interests in variable interest entities for which a company is not the primary beneficiary. The Company has concluded that its investment in Craft Brands meets the definition of a variable interest entity but that the Company is not the primary beneficiary. In accordance with FIN No. 46R, the Company has not consolidated the financial statements of Craft Brands with the financial statements of the Company, but instead accounted for its investment in Craft Brands under the equity method, as outlined by Accounting Principle Board Opinion (“APB”) No. 18, The Equity Method of Accounting for Investments in Common Stock. The equity method requires that the Company recognize its share of the net earnings of Craft Brands by increasing its investment in Craft Brands on the Company’s balance sheet and recognizing income from equity investment in the Company’s statement of operations. A cash distribution or the Company’s share of a net loss reported by Craft Brands is reflected as a decrease in investment in Craft Brands on the Company’s balance sheet. The Company does not control the amount or timing of cash distributions by Craft Brands. For the nine months ended September 30, 2006 and 2005, the Company recognized $2,076,000 and $1,625,000, respectively, of undistributed earnings related to its investment in Craft Brands. During the same period in 2006 and 2005, the Company received cash distributions of $1,995,000 and $1,940,000, respectively, representing its share of the net cash flow of Craft Brands. The Company’s share of the earnings of Craft Brands contributed a significant portion of income to the Company’s results of operations. The Company will periodically review its investment in Craft Brands to insure that it complies with the guidelines prescribed by FIN No. 46R.
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
Recent Accounting Pronouncements
On January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, which revises SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees and directors be recognized as expense in the statement of operations based on their fair values and vesting periods. The Company is required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations. The Company elected to follow the “modified prospective” transition method, one of two methods prescribed by the standard, for implementing SFAS No. 123R. Under the modified prospective method, compensation cost is recognized beginning with the effective date (i) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (ii) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. Stock-based compensation expense recognized in the Company’s statement of operations for the three and nine months ended September 30, 2006 totaled $54,000 and is solely attributable to stock options granted to the board of directors in May 2006. No compensation expense was recognized in 2006 for stock options outstanding as of December 31, 2005 because these options were fully vested prior to the January 1, 2006 adoption of SFAS No. 123R.
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
In September 2004, the consensus of Emerging Issues Task Force (“EITF”) Issue No. 04-10, “Applying Paragraph 19 of Financial Accounting Standards Board (“FASB”) FASB Statement No. 131, ‘Disclosures about Segments of an Enterprise and Related Information,’ in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds,” was published. EITF Issue No. 04-10 addresses how an enterprise should evaluate the aggregation criteria of SFAS No. 131 when determining whether operating segments that do not meet the quantitative thresholds may be aggregated in accordance with SFAS No. 131. The consensus in EITF 04-10 was applied for fiscal years ending after September 15, 2005. This consensus did not have an impact on the Company’s disclosures.
In September 2005, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“ EITF 04-13”). EITF 04-13 provides guidance on whether two or more inventory purchase and sales transactions with the same counterparty should be viewed as a single exchange transaction within the scope of APB No. 29, “Accounting for Nonmonetary Transactions.” In addition, EITF 04-13 indicates whether nonmonetary exchanges of inventory within the same line of business should be recognized at cost or fair value. EITF 04-13 was effective as of April 1, 2006. This consensus did not have an impact on the Company’s financial statements.
In July 2006, the FASB issued FASB Interpretation No. 48 (“ FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. An enterprise shall disclose the cumulative effect of the change on retained earnings in the statement of financial position as of the date of adoption and such disclosure is required only in the year of adoption. The Company is in the process of analyzing the implications of FIN 48. The Company does not anticipate this statement will have a material effect on its results of operations or financial condition.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” ( SAB 108). SAB 108 clarifies the SEC staff’s beliefs regarding the process of quantifying financial statement misstatements and is effective for fiscal years ending after November 15, 2006. We do not expect SAB 108 to have a material impact on our financial statements.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“ SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The standard applies whenever other standards require, or permit, assets or liabilities to be measured at fair value. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the requirements of SFAS 157 and have not yet determined the impact on the financial statements.

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
The Company did not have any derivative financial instruments as of September 30, 2006.
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
No changes in the Company’s internal control over financial reporting were identified in connection with the evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management has changed its tax provision process by hiring an outside tax expert to prepare its provision under the supervision of management. Management believes this has improved its internal controls as it relates to its tax provision process.
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
ITEM 1A. Risk Factors
Information regarding risk factors affecting the Company appears in Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K.
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

REDHOOK ALE BREWERY, INCORPORATED
November 10, 2006	BY:	/s/ David J. Mickelson
David J. Mickelson
President and Chief Financial Officer

November 10, 2006	BY:	/s/ Jay T. Caldwell
Jay T. Caldwell
Controller, Treasurer and Principal Accounting Officer