Form 10-K
period 2006-12-31
REDHOOK ALE BREWERY INC
filed 2007-03-23
CIK 892222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-26542

REDHOOK ALE BREWERY, INCORPORATED
(Exact name of registrant as specified in its charter)

Washington	91-1141254
(State of incorporation)	(I.R.S. Employer Identification Number)

14300 NE 145th Street, Suite 210	98072-6950
Woodinville, Washington	(Zip Code)
(Address of principal executive offices)

(425) 483-3232
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, Par Value $0.005 Per Share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None.
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

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of the last day of the registrant’s most recently completed second quarter on June 30, 2006 (based upon the closing sale price of the registrant’s Common Stock, as reported by The NASDAQ Stock Market) was $18,493,409.(1)

The number of shares of the registrant’s Common Stock outstanding as of March 20, 2007 was 8,304,639.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2007 Annual Meeting of Stockholders to be held on May 22, 2007 are incorporated by reference into Part III of this Report.

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

Redhook Ale Brewery, Incorporated (“Redhook” or the “Company”) has been an independent brewer of craft beers in the U.S. since the Company’s formation in 1981 and is considered to be one of the pioneers of the domestic craft brewing segment. Redhook produces its specialty bottled and draft products in two Company-owned breweries, one in the Seattle suburb of Woodinville, Washington (the “Washington Brewery”) and the other in Portsmouth, New Hampshire (the “New Hampshire Brewery”). By operating its own small-batch breweries, the Company believes that it is better able to control the quantities, types and flavors of beer produced, while optimizing the quality and consistency of its products. Management believes that the Company’s production capacity is of high quality and that Redhook is the only domestic craft brewer that owns and operates substantial production facilities in both the western region and eastern region of the U.S.

The Company currently produces nine styles of beer, marketed under distinct brand names. The Company’s flagship brand is Redhook ESB and its other principal products include Redhook Long Hammer IPA, Redhook Blonde Ale, Blackhook Porter, and its seasonal offerings Nut Brown, Sunrye, Late Harvest Autumn, Winterhook and Copperhook Ales. The Company also sells Widmer Hefeweizen in the midwest and eastern U.S. under a 2003 licensing agreement with Widmer Brothers Brewing Company (“Widmer”). In addition to its principal products, the Company periodically develops and markets new products to test and measure consumer response to varying styles and flavors.

Since July 2004, the Company has distributed its products in the western U.S. through Craft Brands Alliance LLC (“Craft Brands” or “CBA”), a joint venture between the Company and Widmer. See “Product Distribution — Relationship with Craft Brands Alliance LLC” below. In the midwest and eastern U.S., the Company has continued to distribute its products through a distribution agreement with Anheuser-Busch, Incorporated (“A-B”). See “Product Distribution — Relationship with Anheuser-Busch, Incorporated” below.

Industry Background

The Company is a brewer in the relatively small craft brewing segment of the U.S. brewing industry. The domestic beer market is comprised of ales and lagers produced by large domestic brewers, international brewers and craft brewers. Although 2006 production and 2005 production of craft beer is estimated by industry sources to have increased by approximately 12% and 9%, respectively, over the previous year’s production, the share of the domestic beer sales market held by the craft beer segment remains small. Craft beer shipments in 2006, 2005 and 2004 were approximately 3.2%, 3.5% and 3.2%, respectively, of total beer shipped in the U.S. Approximately 6.7 million, 6.0 million and 5.6 million barrels were shipped in the U.S. by the craft beer segment during 2006, 2005 and 2004, while total beer sold in the U.S., including imported beer, was approximately 209 million, 205 million and 206 million barrels, respectively. The number of craft brewers in the U.S. grew dramatically between 1994 and 2000, increasing from 627 participants at the end of 1994 and peaking at nearly 1,500 in 2000. At the end of 2006 and 2005, the number of craft brewers was estimated to be 1,400.

From a peak in 1873 of 4,131 U.S. breweries, the number of breweries had dropped to 1,500 by 1910 as a result of improved production and distribution. Approximately 760 of these breweries reopened following Prohibition. During the ensuing decades, the beer industry concentrated its resources primarily on marketing pale lagers and pilsners for various reasons, including: the desire to appeal to the broadest possible segment of the population; to benefit from economies of scale through large-scale production techniques; to prolong shelf life through use of pasteurization processes; and to take advantage of mass media advertising reaching consumers nationwide. At the same time that the beer industry was narrowing its product offerings to compete more effectively, there was also extensive consolidation occurring in the industry, still apparent in today’s market composition. According to industry sources, the three largest domestic brewers accounted for approximately 78% of total beer shipped in the U.S., including imports, in 2006.

Annual per capita domestic beer consumption has declined from the highs experienced in the early 1980s, a result of an elevated concern over health and safety issues, changing tastes, and evolving affluence and consumption attitudes of a maturing generation of beer drinkers born after World War II. Since the early 1980s, a sizable number of consumers have migrated away from the major domestic products toward a broader taste and variety in their malt beverages, mirroring similar trends in other beverage and cuisine categories. Foreign brewers initially benefited from these evolving consumption patterns. Despite also being produced by large brewers, European, Canadian and Mexican imported beers offered a fuller-flavored alternative to the national brands produced in the U.S.

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

Since its formation in the 1980s, the rate at which the craft beer segment has grown has fluctuated. The late 1980s and early 1990s were years of significant growth for the segment, only to be followed by several years of minimal growth in the late 1990s and early 2000s. Recent industry reports for 2004, 2005 and 2006 performance, however, indicate favorable trends once again. The craft beer segment’s success has been impacted, both positively and negatively, by the success of the larger specialty beer category as well as the domestic alcoholic beverage market. Imported beers have enjoyed resurgence in demand since the mid-1990s. Certain national domestic brewers have increased the competition by producing their own fuller-flavored products to compete against craft beers. In 2001 and 2002, flavored malt beverages were introduced to the market, initially gaining significant interest but recently experiencing smaller returns. Finally, the wine and spirits market has seen a surge in recent years, attributable to competitive pricing, television advertising, increased merchandising, and increased consumer interest in wine and spirits.

Business Strategy

Redhook strives to be the preeminent specialty craft brewing company in the U.S., producing the highest quality ale products in company-owned facilities, and marketing and selling them responsibly through its three-tier distribution system.

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

Control of Production in Company-Owned Breweries.  The Company builds, owns and operates its own brewing facilities to optimize the quality and consistency of its products and to achieve the greatest control over its production costs. Management believes that its ability to engage in ongoing product innovation and to control product quality provides critical competitive advantages. The Company’s highly automated breweries are designed to produce beer in small batches, while attaining production economies through automation rather than scale. The Company believes that its investment in technology enables it to optimize employee productivity, to contain related operating costs, to produce innovative beer styles and tastes, and to achieve the production flexibility afforded by small-batch brewing, with minimal loss of efficiency and process reliability.

Strategic Distribution Relationship with Industry Leader.  Since October 1994, the Company has benefited from a distribution relationship with A-B, pursuant to which Redhook distributes its products in substantially all of its markets through A-B’s wholesale distribution network. A-B’s domestic network consists of more than 560 independent wholesale distributors, most of which are geographically contiguous and independently owned and operated, and 13 branches owned and operated by A-B. This distribution relationship with A-B has offered efficiencies in delivery of product, state reporting and licensing, billing and collections. The Company believes that the existence of the distribution relationship with A-B has also provided the Company with access to A-B distributors at A-B’s distributor conventions, communications about Redhook in printed distributor materials, and A-B-supported opportunities for Redhook to educate A-B distributors about the Company’s specialty products. The Company believes that the opportunities to access A-B distributors has benefited the Company by creating increased awareness of and demand for Redhook products among A-B distributors. The Company is able to reap the benefits of this distribution relationship with A-B while, as an independent company, maintaining control over the production and marketing of its products.

Sales and Marketing Relationship with Craft Brands Alliance LLC.  On July 1, 2004, the Company entered into agreements with Widmer, headquartered in Portland, Oregon, to form a joint sales and marketing organization that serves both companies’ operations in the western U.S. The joint organization, named Craft Brands Alliance LLC, advertises, markets, sells and distributes both Redhook’s and Widmer’s products to wholesale outlets through a distribution agreement between Craft Brands and A-B. Management believes that, in addition to achieving certain synergies, Craft Brands capitalizes on both companies’ sales and marketing skills and complementary product portfolios. The Company believes that the combination of the two brewers’ complementary brand portfolios, led by one focused sales and marketing organization, will not only deliver financial benefits, but will also deliver greater impact at the point of sale.

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

Promotion of Products.  The Company promotes its products through a variety of advertising programs with its wholesalers, by training and educating wholesalers and retailers about the Company’s products, through promotions at local festivals, venues, and pubs, by utilizing its pubs located at the Company’s two breweries, through price discounting, and, more recently, through Craft Brands. In the midwest and eastern U.S., the Company’s principal advertising programs include radio, billboards and print advertising (magazines, newspapers, industry publications). The Company also markets its products to distributors, retailers and consumers through a variety of specialized training and promotional methods, including training sessions for distributors and retailers in understanding the brewing process, the craft beer segment and Redhook products. Promotional methods directed towards consumers include introducing Redhook products on draft in pubs and restaurants, using promotional items including tap handles, glassware and coasters, and participating in local festivals and sports venues to increase brand name recognition. In addition, the Company’s prominently located breweries feature pubs and retail outlets and offer guided tours to further increase consumer awareness of Redhook. Craft Brands is responsible for promotion, advertising and marketing in the western U.S. and uses methods similar to the Company in its promotion of Redhook products.

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

Products

The Company produces a variety of specialty craft beers using traditional European brewing methods. The Company brews its beers using only high-quality hops, malted barley, wheat, rye and other natural ingredients, and does not use any rice, corn, sugar, syrups or other adjuncts. The Company’s beers are marketed on the basis of freshness and distinctive flavor profiles. To help maintain full flavor, the Company’s products are not pasteurized. As a result, it is appropriate that they be kept cool so that oxidation and heat-induced aging will not adversely affect the original taste, and that they be distributed and served as soon as possible, generally within three months after packaging, to maximize freshness and flavor. The Company distributes its products only in glass bottles and kegs, and its products are freshness dated for the benefit of wholesalers and consumers.

The Company presently produces nine principal brands, each with its own distinctive combination of flavor, color and clarity:

Redhook ESB (“ESB”).  The Company’s flagship brand, ESB, which accounted for approximately 36%, 47% and 50% of the Company’s shipments in 2006, 2005 and 2004, respectively, is full, rich, well-rounded, amber-colored ale with a sweet toasted malt flavor balanced by a pleasant floral liveliness derived from German Tettnang hops. ESB has declined as a percentage of total sales over the past three years due to increases in sales of Redhook’s other products, particularly Redhook Long Hammer IPA, seasonal offerings, and variety packs, and licensed Widmer.

Redhook Long Hammer IPA (“Long Hammer”).  A premium English, pub-style bitter ale, Long Hammer, accounted for approximately 16%, 17% and 16% of the Company’s shipments in 2006, 2005 and 2004, respectively. Long Hammer is pale and aggressively hopped, has a brassy color imparted by caramelized malt, an herbal aroma characteristic of Northwest Cascade hops and a crisp finish.

Redhook Blonde Ale.  A delicious, thirst-quenching golden ale, the combination of lightly roasted barley, subtle hops, and a touch of wheat creates a perfectly balanced and distinctively drinkable ale.

Blackhook Porter (“Blackhook”).  A London-style porter, Blackhook has an ebony tone, a pleasant “toasted” character produced by highly roasted barley, and a dark malt flavor suggesting coffee and chocolate, balanced by lively hopping.

Copperhook Ale (“Copperhook”).  This ale is cold fermented so beer drinkers can enjoy the full flavor characteristics. Copperhook is appetizingly fruity with light maltiness and a very pleasant piney hint in the aroma.

Nut Brown Ale.  A malty ale with a hint of sweetness in the finish. The combination of six barley malts and two hop varieties results in a surprisingly smooth, well-balanced dark beer. Nut Brown Ale is available in the Company’s midwest and eastern markets in late winter and early spring.

Redhook Sunrye Ale (“Sunrye”).  Gently roasted barley, delicate hops and a touch of rye combine for a very balanced lighter style ale. Slightly unfiltered to exude a pearl glow, Sunrye is styled for warm weather refreshment. Sunrye is available from April through September in western markets and April through July in midwest and eastern markets.

Late Harvest Autumn Ale (“Autumn Ale”).  A roasted malt aroma and distinct flavors of the Northern Brewer and Saaz hops mark this full-bodied ale. The two row barley foundation malt gives Autumn Ale its full body. The specialty malts — Crystal, German Smoked Munich, Caramel and Roasted — give it a rich complexity. Autumn Ale is available August to September in midwest and eastern markets.

Winterhook.  A rich, seasonal holiday ale formulated specially each year for cold-weather enjoyment, Winterhook typically is deep in color and rich in flavor, with complex flavors and a warm finish. Typically, the Company changes the style of this ale each year. Winterhook is available during fall and winter months.

The Company also sells Widmer Hefeweizen in the midwest and eastern U.S. under license from Widmer. Widmer Hefeweizen is a golden unfiltered wheat beer and is one of the leading American style Hefeweizens sold in the U.S. In 2003, the Company entered into a licensing agreement with Widmer to produce and sell the Widmer Hefeweizen brand in states east of the Mississippi River. In March 2005, the Widmer Hefeweizen distribution territory was expanded to include all of the Company’s midwest and eastern markets. Brewing of this product is conducted at the New Hampshire Brewery under the supervision and assistance of Widmer’s brewing staff to insure their brand’s quality and matching taste profile. The term of this agreement expires February 1, 2008, with additional one-year automatic renewals unless either party notifies the other of its desire to have the term expire at the end of the then existing term at least 150 days prior to such expiration. The agreement may be terminated by either party at any time without cause pursuant to 150 days notice or for cause by either party under certain conditions. Additionally, Redhook and Widmer have entered into a side agreement providing that if Widmer terminates the licensing agreement or causes it to expire before December 31, 2009, Widmer will pay the Company a lump sum payment to partially compensate the Company for capital equipment expenditures made at the New Hampshire Brewery to support Widmer’s growth. During the term of this agreement, Redhook will not brew, advertise, market, or distribute any product that is labeled or advertised as a “Hefeweizen” or any similar product in the agreed upon midwest and eastern territory. Brewing and selling of Redhook’s Hefe-weizen was discontinued in conjunction with this agreement. The Company believes that the agreement increases capacity utilization and has strengthened the Company’s product portfolio. The Company shipped 30,600, 25,600 and 17,800 barrels of Widmer Hefeweizen during the years ended December 31, 2006, 2005 and 2004, respectively. A licensing fee of $437,000, $399,000 and $266,000 due to Widmer is reflected in the Company’s statement of operations for the years ended December 31, 2006, 2005 and 2004, respectively. If the Widmer Licensing Agreement were terminated early, or if Widmer gave notice of its election to terminate the agreement according to its term on February 1, 2008, the Company would need to look to replace the lost volume, either through new and existing Redhook products or alternative brewing relationships. If the Company is unable to replace the lost Widmer volume, the loss of revenue and the resulting excess capacity in the New Hampshire Brewery would have an adverse effect on the Company’s financial performance.

The Company also sells Pacific Ridge in the western U.S. In 2003, the Company entered into a purchase and sale agreement with A-B for the purchase of the Pacific Ridge brand, trademark and related intellectual property. In consideration, the Company agreed to pay A-B a fee for 20 years based upon the Company’s sales of the brand. The Company shipped 5,900, 6,000, and 5,400 barrels of Pacific Ridge during 2006, 2005 and 2004, respectively. A fee of $80,000, $83,000 and $80,000 due to A-B is reflected in the Company’s statement of operations for the years ended December 31, 2006, 2005 and 2004, respectively.

In an effort to be responsive to varying consumer style and flavor preferences, the Company periodically engages in the development and testing of new products. The Company believes that the continued success of craft brewers will be affected by their ability to be innovative and attentive to consumer desires for new and distinctive taste experiences while maintaining consistently high product quality. The Company’s breweries allow it to produce small-batch experimental ales within three weeks. Experimental products are periodically developed and typically produced in draft form only for on-premise test marketing at the Company’s pubs and selected retail sites. If the initial consumer reception of an experimental brew is sufficiently positive, then its taste and formula are refined, as necessary, and a new Redhook brand may be created. Long Hammer, Redhook Blonde Ale and many of the Company’s seasonal offerings are examples of products that were developed in this manner.

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

Brewing Equipment.  The Company uses highly automated small-batch brewing equipment. The Washington Brewery employs a 100-barrel mash tun, lauter tun, wort receiver, wort kettle, whirlpool kettle, five 70,000-pound, one 35,000-pound and two 25,000-pound grain silos, two 100-barrel, fifty-four 200-barrel, and ten 600-barrel fermenters, and two 300-barrel and four 400-barrel bright tanks. The New Hampshire Brewery employs a 100-barrel mash tun, lauter tun, wort receiver, wort kettle, whirlpool kettle, three 70,000-pound and two 35,000-pound grain silos, nine 100-barrel, two 200 barrel and twenty-two 400-barrel fermenters, two 200-barrel and two 400-barrel bright tanks, and an anaerobic waste-water treatment facility which completes the process cycle. Both breweries use advanced micro filtration technology, including a diatomaceous earth pad filter and sterile filtration. During the spring of 2007 the Company plans to add four additional 400-barrel fermenters, one 70,000 pound grain silo and make process control automation upgrades to the New Hampshire brewery. Installation is expected to be completed by May 2007 and cost approximately $1,000,000. This expansion will add approximately 25,000 barrels of capacity to the New Hampshire brewery.

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

On July 1, 2004, the Company entered into a new distribution agreement with A-B (the “A-B Distribution Agreement”) pursuant to which the Company continues to sell its product in the midwest and eastern U.S. through sales to A-B and distribute its product through the A-B distribution network.

On July 1, 2004, the Company also entered into agreements with Widmer with respect to the operation of their joint venture sales and marketing entity, Craft Brands. Under their agreements with Craft Brands, the Company manufactures and sells its product to Craft Brands at a price substantially below wholesale pricing levels; Craft Brands, in turn, advertises, markets, sells and distributes the product to wholesale outlets in the western U.S. through a distribution agreement between Craft Brands and A-B.

Currently, there are no Company products distributed in the U.S. by a wholesaler that are not distributed pursuant to the A-B Distribution Agreement or the distribution agreement between Craft Brands and A-B.

For additional information regarding the Company’s relationship with A-B and Craft Brands, see “Relationship with Anheuser-Busch, Incorporated” and “Relationship with Craft Brands Alliance LLC” below.

A-B, whose products accounted for approximately 48% of total beer shipped by volume in the U.S. in 2006, including imports, distributes its products throughout the U.S. through a network of more than 560 independent wholesale distributors, most of whom are geographically contiguous and independently owned and operated, and 13 branches owned and operated by A-B. The Company believes that the typical A-B distributor is financially stable and has both a long-standing presence and a substantial market share of beer sales in its territory.

Redhook chose to align itself with A-B through the 1994 Distribution Alliance, and again through the 2004 A-B Distribution Agreement and Craft Brands’ distribution agreement with A-B, to gain access to quality distribution throughout the U.S. The Company was the first and is the largest independent craft brewer to have a formal distribution agreement with a major U.S. brewer. Management believes that the Company’s competitors in the craft beer segment generally negotiate distribution relationships separately with distributors in each locality and, as a result, typically distribute through a variety of wholesalers representing differing national beer brands with uncoordinated territorial boundaries. Because A-B’s distributors are assigned territories that generally are contiguous, the distribution relationship with A-B enables the Company to reduce the gaps and overlaps in distribution coverage often experienced by the Company’s competitors.

In 2006 and 2005, the Company sold approximately 101,400 and 85,100 barrels to A-B through the A-B Distribution Agreement, accounting for approximately 37% and 38% of the Company’s sales volume for the period. During these same periods, the Company shipped approximately 122,600 and 126,500 barrels, or 45% and 56% of the Company’s sales volume, to Craft Brands.

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

The Company’s most significant wholesaler, K&L Distributors, Inc. (“K&L”), is responsible for distribution of the Company’s products in most of King County, Washington, including Seattle, Washington. K&L accounted for approximately 11%, 12% and 13% of total sales volume in 2006, 2005 and 2004, respectively. Shipments of the Company’s product to K&L during all of 2006, 2005 and the last six months of 2004 were made through Craft Brands. Due to state liquor regulations, the Company sells its product in Washington State directly to third-party beer distributors and returns a portion of the revenue to Craft Brands based upon a contractually determined formula.

Relationship with Anheuser-Busch, Incorporated

On July 1, 2004, the Company completed the restructuring of its ongoing relationship with A-B. Pursuant to an exchange and recapitalization agreement between the Company and A-B (the “Exchange and Recapitalization Agreement”), the Company issued 1,808,243 shares of its common stock (“Common Stock”) to A-B in exchange for 1,289,872 shares of Series B Preferred Stock held by A-B. The Series B Preferred Stock, reflected in the Company’s July 1, 2004 balance sheet at approximately $16.3 million, was subsequently cancelled. In connection with the exchange, the Company also paid $2.0 million to A-B in November 2004. A-B was also granted certain contractual registration rights with respect to its shares of the Company’s Common Stock. As of December 31, 2006 and 2005, A-B owned approximately 33.3% and 33.6%, respectively, of the Company’s Common Stock.

Additionally, pursuant to the Exchange and Recapitalization Agreement, A-B is entitled to designate two members of the board of directors of the Company. A-B also generally has the contractual right to have one of its designees sit on each committee of the board of directors of the Company. The Exchange and Recapitalization Agreement contains limitations on, among other matters, the Company’s ability to issue equity securities or acquire or sell assets or stock, amend its Articles of Incorporation or bylaws, grant board representation rights, enter into certain transactions with affiliates, distribute its products in the U.S. other than through A-B, Craft Brands or as provided in the A-B Distribution Agreement, voluntarily delist or terminate its listing on the NASDAQ Stock Market, or dispose any of its interest in Craft Brands, without the prior consent of A-B. Further, if the new A-B Distribution Agreement described below or the distribution agreement between Craft Brands and A-B is terminated, or the distribution of Redhook products is terminated by Craft Brands under the distribution agreement between Craft Brands and A-B, A-B has the right to solicit and negotiate offers from third parties to purchase all or substantially all of the assets or securities of the Company or to enter into a merger or consolidation transaction with the Company and the right to cause the board of directors of the Company to consider any such offer.

On July 1, 2004, the Company also entered into a new A-B Distribution Agreement. The A-B Distribution Agreement provides for the distribution of the Company’s products in the midwest and eastern U.S. (the “Eastern Territory”), which represents those states not covered by the Supply, Distribution and Licensing Agreement between the Company and Craft Brands. The structure of the new A-B Distribution Agreement is substantially similar to the Company’s prior arrangement with A-B. Under the A-B Distribution Agreement, the Company has granted A-B the first right to distribute Redhook products, including future new products, in the Eastern Territory. The Company is responsible for marketing its products to A-B’s distributors in the Eastern Territory, as well as to retailers and consumers. The A-B distributors then place orders with the Company, through A-B, for Redhook products. The Company separately packages and ships the orders in refrigerated trucks to the A-B distribution center nearest to the distributor or, under certain circumstances, directly to the distributor.

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

For the years ended December 31, 2006 and 2005, the Margin was paid to A-B on shipments totaling 101,400 and 85,100 barrels to 503 and 472 distribution points, respectively. Because 2006 and 2005 shipments in the midwest and eastern U.S. exceeded 2003 shipments in the same territory, the Company paid A-B the Additional Margin on 23,000 and 7,000 barrels, respectively. For the six month period ended December 31, 2004, the Margin was paid to A-B on shipments totaling 38,000 barrels to 371 distribution points, and the retroactive increase on June 2004 shipments was paid on approximately 20,000 barrels. For the six months ended June 30, 2004, the Margin was paid to A-B on shipments totaling 84,000 barrels to 495 Alliance distribution points. The Margin paid is reflected as a reduction of sales in the Company’s statements of operations.

Invoicing Cost.  Through June 30, 2004, the invoicing cost was paid on sales through the Distribution Alliance when the wholesaler placed the order through the A-B order management system and payment to the Company was processed through A-B. This cost did not apply to sales to wholesalers that were part of the A-B distribution network but that were not part of the Distribution Alliance. The basis for this charge was the number of pallet lifts.

Since July 1, 2004, the invoicing cost is payable on sales through the new A-B Distribution Agreement. The fee does not apply to sales by the Company’s retail operations or to dock sales. The fee also does not apply to the Company’s sales to Craft Brands because Craft Brands pays a comparable fee to A-B.

According to the terms of the A-B Distribution Agreement, the fee per pallet lift increased on January 1, 2006.

Staging Cost and Cooperage Handling Charge.  The Staging Cost was paid on all sales through the Distribution Alliance and is payable on all sales through the A-B Distribution Agreement that are delivered to an A-B brewery or A-B distribution facility. The fee does not apply to product shipped directly to a wholesaler or wholesaler support center. The Cooperage Handling Charge was paid on all draft beer sales through the Distribution Alliance and is payable on all draft sales through the A-B Distribution Agreement that are delivered to a wholesaler support center or directly to a wholesaler. The basis for these fees is number of pallet lifts. According to the terms of the A-B Distribution Agreement, the staging cost and cooperage handling charge fees increased on January 1, 2006.

Inventory Manager Fee.  The Inventory Manager Fee is paid to reimburse A-B for a portion of the salary of a corporate inventory management employee, a substantial portion of whose responsibilities are to coordinate and administer logistics of the Company’s product distribution to wholesalers. This fee decreased in the second half of 2004 because Craft Brands assumed a portion of the fee.

The Invoicing Cost, Staging Cost, Cooperage Handling Charge and Inventory Manager Fee are reflected in cost of sales in the Company’s statement of operations. These fees totaled approximately $129,000, $249,000 and $406,000 for the years ended December 31, 2006, 2005 and 2004, respectively. These fees were lower in 2006 compared to prior years as the Company recognized a refund of $124,000 from A-B in 2006 from over billed invoicing costs from 1995 through 2005.

Management believes that the benefits of the distribution arrangement with A-B, particularly the increased sales volume and efficiencies in delivery, state reporting and licensing, billing and collections, are significant to the Company’s business. The Company believes that the existence of the A-B Distribution Agreement, presentations by Redhook’s management at A-B’s distributor conventions, A-B communications about Redhook in printed distributor materials, and A-B-supported opportunities for Redhook to educate A-B distributors about its specialty products have resulted in increased awareness of and demand for Redhook products among A-B’s distributors.

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

The Operating Agreement requires the Company to make certain capital contributions to support the operations of Craft Brands. Contemporaneous with the execution of the Operating Agreement, the Company made a 2004 sales and marketing capital contribution in the amount of $250,000. The agreement designated this sales and marketing capital contribution be used by Craft Brands for expenses related to the marketing, advertising and promotion of the Company’s products. The Operating Agreement also requires an additional sales and marketing contribution in 2008 if the volume of sales of Redhook products in 2007 in the Craft Brands territory is less than 92% of the volume of sales of Redhook products in 2003 in the Craft Brands territory. In 2007, Widmer and Redhook entered into an amendment to the Operating Agreement to reduce the Redhook 2008 sales and marketing contribution to reflect Redhook’s commitment to expand the production capacity of both its Washington and New Hampshire Breweries to produce more Widmer products. Redhook’s 2008 sales and marketing contribution, if one is required, cannot exceed $310,000 and will be required to be paid by the Company in no more than three equal installments made on or before February 1, 2008, April 1, 2008 and July 1, 2008. Widmer has a similar obligation under the Operating Agreement with respect to a 2008 sales and marketing capital contribution that is capped at $750,000. The Operating Agreement also obligates the Company and Widmer to make other additional capital contributions only upon the request and consent of the Craft Brands’ board of directors. If the Company is required to make this additional sales and marketing contribution, our available cash will decrease and our income from Craft Brands will decrease by the amount of the contribution, which will be allocated 100% to us.

The Operating Agreement also requires the Company and Widmer to make loans to Craft Brands to assist Craft Brands in conducting its operations and meeting its obligations. To the extent cash flow from operations and borrowings from financial institutions is not sufficient for Craft Brands to meet its obligations, the Company and Widmer are obligated to lend to Craft Brands the funds the president of Craft Brands deems necessary to meet such obligations. Contemporaneous with the execution of the Operating Agreement, the Company made a member loan to Craft Brands of $150,000. Craft Brands repaid this loan plus accrued interest in December 2004.

The Operating Agreement additionally addresses the allocation of profits and losses of Craft Brands. After giving effect to the allocation of the sales and marketing capital contribution, if any, and after giving effect to income attributable to the shipments of the Kona brand, which is shared differently between the Company and Widmer through 2006, the remaining profits and losses of Craft Brands are allocated between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively. Net cash flow, if any, will generally be distributed monthly to the Company and Widmer based upon the cash flow percentages. No distribution will be made to the Company or Widmer unless, after the distribution is made, the assets of Craft Brands will be in excess of its liabilities, with the exception of liabilities to members, and Craft Brands will be able to pay its debts as they become due in the ordinary course of business.

The Company also entered into a Supply, Distribution and Licensing Agreement with Craft Brands (the “Supply and Distribution Agreement”). Under the Supply and Distribution Agreement, the Company is required to manufacture and sell its product directly to Craft Brands (except in states where laws require sales to be made directly from Redhook to wholesalers) and Craft Brands advertises, markets and distributes the products to wholesale outlets in the Western Territory through the Craft Brands Distribution Agreement. The Company has granted Craft Brands a license to use Redhook intellectual property in connection with these efforts to advertise, market, sell and distribute the Company’s products in the Western Territory. The Supply and Distribution Agreement also gives the Company the right to manufacture certain products of Widmer for sale to Craft Brands if Widmer is unable to manufacture the quantity ordered by Craft Brands. In addition, if sales of the Company’s products decrease as compared to previous year sales, the Company has an option to manufacture Widmer products in an amount equal to the lower of (i) the Company’s product decrease or (ii) the Widmer product increase.

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

The Company has assessed its investment in Craft Brands pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 Revised, Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51, (“FIN No. 46R”) and has concluded that its investment in Craft Brands meets the definition of a variable interest entity but that the Company is not the primary beneficiary. In accordance with FIN No. 46R, the Company has not consolidated the financial statements of Craft Brands with the financial statements of the Company, but instead accounted for its investment in Craft Brands under the equity method, as outlined by Accounting Principle Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The Company recognized $2,655,000, $2,392,000 and $1,123,000 of undistributed earnings related to its investment in Craft Brands for the years ended December 31, 2006, 2005 and 2004, respectively. The Company received cash distributions of $2,621,000, $2,769,000 and $903,000, representing its share of the net cash flow of Craft Brands for the years ended December 31, 2006, 2005 and 2004, respectively. The Company’s share of the earnings of Craft Brands contributed a significant portion of income to the Company’s results of operations. Separate financial statements for Craft Brands are filed with this Annual Report on Form 10-K in Part IV., Item 15. Exhibits and Financial Statement Schedules, in accordance with Rule 3-09 of Regulation S-X.

Sales and Marketing

The Company promotes its products through a variety of advertising programs with its wholesalers, by training and educating wholesalers and retailers about the Company’s products, through promotions at local festivals, venues, and pubs, by utilizing the pubs located at the Company’s two breweries, through price discounting, and, most recently, through Craft Brands.

The Company advertises its products by utilizing radio, billboard and print advertising in key markets and by participating in a co-operative program with its distributors whereby the Company’s spending is matched by the distributor. Since 2000, the Company has allocated a larger share of its advertising budget each year to these co-operative programs. The Company believes that the financial commitment as well as the distributor’s knowledge of the local market result in an advertising and promotion program that is targeted in a manner that will best promote Redhook and align the Company’s interests with those of its wholesalers. In 2005, the Company reduced the co-op advertising, but continued its promotion program and limited media advertising in select eastern U.S. markets. Expenditures for the co-op program and media advertising program totaled $365,000, $533,000 and $728,000 in 2006, 2005 and 2004, respectively. Craft Brands served the operations of Redhook in the Western Territory for advertising and marketing for all of 2006 and 2005 and half of 2004. In addition Redhook invested in new designs for bottles and packaging in 2005 which explains the trend of decline in these expenses for the Company.

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

The craft beer segment is highly competitive due to the proliferation of small craft brewers, including contract brewers, and the large number of products offered by such brewers. Craft brewers have also encountered more competition as their peers expand distribution. Just as Redhook expanded distribution of its products to markets outside of its home in the Pacific Northwest, so have other craft brewers expanded distribution of their products to other regions of the country, leading to an increase in the number of craft brewers in any given market. Competition varies by regional market. Depending on the local market preferences and distribution, Redhook has encountered strong competition from microbreweries, from other regional specialty brewers such as Sierra Nevada Brewing Company, Deschutes Brewery, Pyramid Breweries and New Belgium Brewing Company, as well as from contract brewers such as Boston Beer Company. Because of the large number of participants and number of different products offered in this segment, the competition for bottled product placements and especially for draft beer placements has intensified. Although certain of these competitors distribute their products nationally and may have greater financial and other resources than the Company, management believes that the Company possesses certain competitive advantages, including its Company-owned production facilities and its relationships with A-B and Craft Brands.

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

In the past few years, several major distilled spirits producers and national brewers have introduced flavored alcohol beverages. Products such as Smirnoff Ice, Bacardi Silver and Mike’s Hard Lemonade demonstrate continued growth. The Company believes sales of these products along with strong growth in the imported and craft beer segments of the malt beverage industry increased the overall U.S. alcohol market by nearly 5% in 2006. The producers of these products have significantly greater financial resources than the Company and these products appear to draw a portion of overlapping consumers away from imports and craft beers. The success of the flavored alcohol beverages will likely subject the Company to increased competition.

Competition for consumers of craft beers has also come from wine and spirits. Some of the growth in the past five years in the wine and spirits market, industry sources believe, has been drawn from the beer market. This growth appears to be attributable to competitive pricing, television advertising, increased merchandising, and increased consumer interest in wine and spirits.

A significant portion of the Company’s sales continue to be in the Pacific Northwest region, which the Company believes is one of the most competitive craft beer markets in the U.S., both in terms of number of participants and consumer awareness. The Company faces extreme competitive pressure in Washington State, which is not only the Company’s largest market, but is also its oldest market. Since 2000, the Company has experienced a decline in sales volume in Washington State of approximately 24%, significantly impacted by a 12% decline in 2004 volume over 2003 volume. The Company believes that the Pacific Northwest, and Washington State in particular, offers significant competition to its products, not only from other craft brewers but also from the growing wine market and from flavored alcohol beverages. This intense competition is magnified because the Company’s brand is viewed as being relatively mature. Focus studies in late 2004 indicated that, while the Company’s brand does possess brand awareness among target consumers, it also appeared to not attract key consumers who seem to be more interested in experimenting with new products. These focus studies resulted in Craft Brands focusing its 2005 marketing efforts on updating the Redhook brand image to stimulate demand. In the first half of 2005, Craft Brands introduced in the western U.S. several major marketing initiatives, including a proprietary Redhook bottle and new packaging design combined with a new marketing campaign, aimed at updating the Redhook brand image. In the second half of 2005, the new packaging design was introduced in the midwest and eastern U.S.

Management believes that the beer industry is influenced, both positively and negatively, by individual relationships. In Washington State, where some of those relationships have existed for many years, the transition to Craft Brands appears to have had some negative impact on those relationships. The transition took longer than anticipated, and in 2004 nearly all Company sales staff responsible for the Washington State market left the Company. In 2006, sales in the CBA territory of the Company’s products have declined by 3% compared to 2005. Pricing of the company’s products has increased and the level of promotion and discounting has declined, allowing the Company to achieve higher revenue per barrel, however, management believes there is a direct correlation to lower sales caused by higher net pricing. During this same period, CBA has been very successful selling the Widmer and Kona products. Although the Company enjoys the benefits of those successes through its profit-sharing arrangement with CBA, the Company believes it is critical for CBA to deliver success with the Redhook products in addition to the others. The Company has communicated this concern to CBA, and is working with CBA management to establish new brand management throughout the portfolio of Redhook products. CBA also responded to this concern by re-emphasizing their commitment to Redhook products and CBA has set goals and objectives to improve performance of the Redhook products in 2007.

Regulation

The Company’s business is highly regulated at federal, state and local levels. Various permits, licenses and approvals necessary to the Company’s brewery and pub operations and the sale of alcoholic beverages are required from various agencies, including the U.S. Treasury Department, Alcohol and Tobacco Tax and Trade Bureau (the “TTB”) (formerly the Bureau of Alcohol, Tobacco and Firearms) the U.S. Department of Agriculture, the U.S. Food and Drug Administration, state alcohol regulatory agencies in the states in which the Company sells its products, and state and local health, sanitation, safety, fire and environmental agencies. In addition, the beer industry is subject to substantial federal and state excise taxes, although the Company benefits from favorable treatment granted to brewers producing less than two million barrels per year.

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

The U.S. federal government currently imposes an excise tax of $18 per barrel on beer sold for consumption in the U.S. However, any brewer with annual production under two million barrels instead pays federal excise tax in the amount of $7 per barrel on sales of the first 60,000 barrels. While the Company is not aware of any plans by the federal government to reduce or eliminate this benefit to small brewers, any such reduction in a material amount could have an adverse effect on the Company. In addition, the Company would lose the benefit of this rate structure if it exceeded the two million barrel production threshold. Individual states also impose excise taxes on alcoholic beverages in varying amounts, which have also been subject to change. It is possible that excise taxes will be increased in the future by both the federal government and several states. In addition, increased excise taxes on alcoholic beverages have in the past been considered in connection with various governmental budget-balancing or funding proposals. Any such increases in excise taxes, if enacted, could adversely affect the Company.

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

Subsequent Events

On January 3, 2007 the Company publicly disseminated a press release announcing it is entering into preliminary discussions with Widmer Brothers Brewing Company regarding the possibility of combining the two companies. These negotiations are continuing. As a result of these discussions, on January 2, 2007, the

Company adopted a Company-wide severance plan that permits the payment of severance benefits to all full-time employees, other than executive officers, in the event an employee’s employment is terminated as a result of a merger or other business combination with Widmer Brothers Brewing Company.

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

Employees

At December 31, 2006, the Company had 205 employees, including 63 in production, 100 in the pubs, 24 in sales and marketing, and 18 in administration. Of these, 69 in the pubs, 1 in administration and 1 in production were part-time employees. The Company believes its relations with its employees to be good.

Item 1A.	Risk Factors

The risks described below, together with all of the other information included in this report, should be carefully considered in evaluating our business and prospects. The risks and uncertainties described herein are not the only ones facing us. Additional risks and uncertainties not presently known or deemed insignificant may also impair our business operations. Solely for purposes of the risk factors in this Item 1A., the terms “we”, “our” and “us” refer to Redhook Ale Brewery, Incorporated.

We are dependent upon our continuing relationship with Anheuser-Busch, Incorporated.  Substantially all of our future sales are expected to be made through the A-B Distribution Agreement and through sales to Craft Brands. Craft Brands will distribute Redhook products through a separate distribution arrangement with A-B. If our relationship with A-B, our relationship with Craft Brands or the relationship between A-B and Craft Brands were to deteriorate, distribution of our products would suffer significant disruption and such event would have a long-term severe negative impact on our sales and results of operations, as it would be extremely difficult for us to rebuild our own distribution network. We believe that the benefits of the Distribution Agreement and our relationship with A-B and Craft Brands, in particular distribution and material cost efficiencies, offset the costs associated with the relationship. However, there can be no assurance that these costs will not have a negative impact on our profit margins in the future.

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

Our agreement with A-B contains limitations on our ability to engage in or reject certain transactions, including acquisitions and changes of control.  The Exchange and Recapitalization Agreement with A-B contains limitations on, among other matters, our ability to, without the prior consent of A-B:

•	issue equity securities;

•	acquire or sell assets or stock;

•	amend our Articles of Incorporation or bylaws;

•	grant board representation rights;

•	enter into certain transactions with affiliates;

•	distribute our products in the U.S. other than through A-B, Craft Brands or as provided in the A-B Distribution Agreement;

•	voluntarily delist or terminate our listing on the NASDAQ Stock Market; or

•	dispose of any of our interest in Craft Brands.

Further, if the A-B Distribution Agreement is terminated, or the distribution of Redhook products is terminated by Craft Brands, A-B has the right to solicit and negotiate offers from third parties to purchase all or substantially all of the assets or securities of Redhook or to enter into a merger or consolidation transaction with our Company and the right to cause our board of directors to consider any such offer.

Additionally, as of December 31, 2006 and 2005, A-B owned approximately 33.3% and 33.6%, respectively, of our Common Stock. As long as A-B owns a substantial portion of our outstanding common stock, it may have the ability to approve or block actions requiring the approval of our shareholders.

Our investment in Craft Brands Alliance LLC may not provide anticipated benefits.  We believe that Craft Brands’ combined sales and marketing organization creates synergies and capitalizes on both Redhook’s and Widmer’s sales and marketing experience and complementary product portfolios. We have realized a decrease in selling, general and administrative expenses and recognized income of $2,655,000 in 2006, $2,392,000 in 2005 and $1,123,000 in 2004 from our investment in Craft Brands; however, Craft Brands has only been operational since July 2004 and predicting future benefits from Crafts Brands is difficult. There can be no assurance that we will see any further or anticipated benefits from the joint venture. In 2006, sales of our products in the CBA territory declined by 3% compared to 2005. Pricing of our products has increased and the level of promotion and discounting has declined, allowing us to achieve higher revenue per barrel, however, management believes there is a direct correlation to lower sales caused by higher net pricing. During this same period, CBA has been very successful selling the Widmer and Kona products. Although we enjoy the benefits of those successes through our profit-sharing arrangement with CBA, we believe it is critical for CBA to deliver success with the Redhook products in addition to the others. We have communicated this concern to CBA, and is working with CBA management to establish new brand management throughout the portfolio of Redhook products. CBA also responded to this concern by re-emphasizing their commitment to Redhook products and CBA has set goals and objectives to improve performance of the Redhook products in 2007. If CBA is unable to increase shipments of our products in the west, our operations will become more dependent on lower margin contract brewing, and profit margins will suffer.

The Operating Agreement requires us to make certain capital contributions to support the operations of Craft Brands. Contemporaneous with the execution of the Operating Agreement, we made a 2004 sales and marketing capital contribution in the amount of $250,000. The agreement designated this sales and marketing capital contribution be used by Craft Brands for expenses related to the marketing, advertising and promotion of Redhook products. The Operating Agreement also requires an additional sales and marketing contribution in 2008 if the volume of sales of Redhook products in 2007 in the Craft Brands territory is less than 92% of the volume of sales of Redhook products in 2003 in the Craft Brands territory. In 2007, Widmer and Redhook entered into an amendment to the Operating Agreement to reduce the Redhook 2008 sales and marketing contribution to reflect Redhook’s commitment to expand the production capacity of both our Washington and New Hampshire Breweries to produce more Widmer products. Our 2008 contribution, if one is required, cannot exceed $310,000 and will be required to be paid in no more than three equal installments made on or before February 1, 2008, April 1, 2008 and July 1, 2008. Widmer has a similar obligation under the Operating Agreement with respect to a 2008 sales and marketing capital contribution that is capped at $750,000. The Operating Agreement also obligates us and Widmer to make other additional capital contributions only upon the request and consent of the Craft Brands’ board of directors. If we are required to make this additional sales and marketing contribution, our available cash will decrease and our income from Craft Brands will decrease by the amount of the contribution, which will be allocated 100% to us.

Our potential transaction with Widmer Brothers Brewing Company may not occur, and failure to complete the transaction may have a negative impact on our stock price or our future business and financial results.  On January 3, 2007, we publicly disseminated a press release announcing that we were entering into preliminary discussions with Widmer Brothers Brewing Company regarding the possibility of combining the two companies. These negotiations are continuing, and are still in the preliminary stage. If the transaction with Widmer is not completed for any reason, our business may be adversely affected and will be subject to a number of risks, including:

•	failure to pursue other beneficial opportunities as a result of the focus of management on the potential transaction, without realizing any of the anticipated benefits of completing the transaction;

•	the market price of our common stock might decline to the extent that the current market price reflects a market assumption that a transaction between the two companies will be completed; and

•	our costs related to a potential transaction with Widmer must be paid even if a transaction is not completed, and these costs could be significant.

Additionally, our current employees may experience uncertainty about their future as employees of the combined company until strategies with regard to the combined company are announced or executed. This may adversely affect our ability to attract and retain key personnel, and may affect their performance during the period of uncertainty. We have attempted to address this concern through the adoption of a Company-wide severance plan that permits the payment of 6 months of severance benefits to all full-time employees, other than executive officers, in the event an employee’s employment is terminated as a result of a combination with Widmer. However, this severance plan does not apply to executive officers, and it may not be sufficient to adequately address employee concerns.

We are dependent on our distributors for the sale of our products.  Although substantially all of our future sales are expected to be made through the A-B Distribution Agreement and through sales to Craft Brands, we continue to rely heavily on distributors, most of which are independent wholesalers, for the sale of our products to retailers. K&L is responsible for distribution of our products in one of our largest markets — Seattle, Washington. K&L accounted for approximately 11%, 12% and 13% of total sales volume in 2006, 2005 and 2004, respectively. A disruption of Craft Brands’, the wholesalers’, A-B’s or our ability to distribute products efficiently due to any significant operational problems, such as wide-spread labor union strikes, the loss of K&L as a customer, or the termination of the A-B Distribution Agreement or the Craft Brands Supply and Distribution Agreement could hinder our ability to get our products to retailers and could have a material adverse impact on our sales and results of operations.

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

Increased competition could adversely affect sales and results of operations. We compete in the highly competitive craft brewing market as well as in the much larger specialty beer market, which encompasses producers of import beers, major national brewers that produce fuller-flavored products, and large spirit companies and national brewers that produce flavored alcohol beverages. Beyond the beer market, craft brewers also face competition from producers of wines and spirits. Primarily as a result of this increased competition, we experienced declining sales volumes ranging from 2.3% to 5.7% for the years 1997 through 1999. Our sales volume for the years 1999 to 2003 increased when compared to the corresponding prior year’s volumes, but decreased again in 2004. Although our 2005 sales volume increased compared to 2004, the increase was a modest 4%, while industry sources estimate that the craft brewing segment in total increased approximately 9%. For 2006 sales volume increased 21% over 2005, while industry sources estimate that the craft brewing segment in total increased approximately 12%.

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

Due to our concentration of sales in the Pacific Northwest, our results of operations and financial condition are subject to fluctuations in regional economic conditions.  A significant portion of our sales continue to be in the Pacific Northwest region. Our business may be adversely affected by changes in economic and business conditions nationally and particularly within the Northwest region. Additionally, we believe this region is one of the most competitive craft beer markets in the U.S., both in terms of number of market participants and consumer awareness. We face extreme competitive pressure in Washington State which is our largest and oldest market. Since 2000, we have experienced a decline in sales volume in Washington State of approximately 24%, significantly impacted by a 12% decline in 2004 volume over 2003 volume. We believe that the Pacific Northwest, and Washington State in particular, offers significant competition to our products, not only from other craft brewers but also from the growing wine market and from flavored alcohol beverages. This intense competition is magnified because our brand is viewed as being relatively mature. Focus studies in late 2004 indicated that, while our brand possesses brand awareness among target consumers, it also appears to not attract key consumers who seem to be more interested in experimenting with new products. These focus studies have resulted in Craft Brands focusing its 2005 marketing efforts on updating the Redhook brand image to stimulate demand. However, in 2006, sales in the Pacific Northwest continued to decline. CBA has informed us they are committed to addressing this negative trend in the western territory, but there can be no assurance that CBA will be successful in increasing shipments and sales of Redhook product. If CBA is unable to increase shipments of our products in the highly competitive Pacific Northwest markets, our market share and profit margins will continue to suffer.

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

An increase in lower margin contract brewing could negatively impact our overall profit margins.  In connection with our Supply and Distribution Agreement with Craft Brands, if shipments of Redhook products in the Craft Brands territory decrease as compared to the previous year’s shipments, we have the contractual right to brew Widmer products in an amount equal to the lower of (i) our product shipment decrease or (ii) the Widmer product shipment increase (the “Contractual Obligation”). In 2006, we brewed and shipped 10,000 barrels of Widmer draft beer under this Contractual Obligation. In addition, we may, pursuant to a Manufacturing and Licensing Agreement with Widmer, brew more beer for Widmer than the amount obligated by the Supply, Distribution and Licensing Agreement with Craft Brands. Our Manufacturing and Licensing Agreement with Widmer expires December 31,

2007. In 2006, we brewed and shipped 33,000 barrels of Widmer under our Manufacturing and Licensing Agreement with Widmer. Driven by the Contractual Obligation, as well as Widmer’s production needs, we anticipate that beer brewed and shipped in 2007 under the contract brewing arrangement with Widmer will increase significantly over 2006 levels. Contract brewing has lower margins compared to sales of Redhook products.

We are dependent on contract brewing to keep our production facilities operating at an efficient capacity;  a decrease in contract brewing could have an unfavorable and significant financial impact on our financial statements and results of operations.  Widmer has notified us that they will be bringing additional capacity on-line in the first half of 2008, which will significantly reduce our level of contract brewing for Widmer out of our Washington Brewery. Our Manufacturing and Licensing Agreement with Widmer, under which we contract brew for Widmer at our Washington Brewery expires on December 31, 2007. We are currently evaluating alternatives to utilize the capacity that will become available upon the termination of the contract brewing, including entering into new contract brewing arrangements with other parties. If we are unable to replace the Widmer contract brewing, or achieve significant growth through our own products, the resulting loss of revenue and the resulting excess capacity and unabsorbed overhead in the Washington Brewery would have an adverse effect on our financial performance.

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

We are subject to governmental regulations affecting our breweries and pubs; the costs of complying with governmental regulations, or our failure to comply with such regulations, could affect our financial condition and results of operations.  Our breweries and our pubs are subject to licensing and regulation by a number of governmental authorities, including the U.S. Treasury Department, Alcohol and Tobacco Tax and Trade Bureau, the U.S. Department of Agriculture, the U.S. Food and Drug Administration, state alcohol regulatory agencies in the states in which we sell our products, and state and local health, sanitation, safety, fire and environmental agencies. Our failure to comply with applicable federal, state or local regulations could result in limitations on our ability to conduct business. TTB permits can be revoked for failure to pay taxes, to keep proper accounts, to pay fees, to bond premises, to abide by federal alcoholic beverage production and distribution regulations, or if holders of 10% or more of our equity securities are found to be of questionable character. Other permits or licenses could be revoked if we fail to comply with the terms of such permits or licenses, and additional permits or licenses could be required in the future for our existing or expanded operations. If licenses, permits or approvals necessary for our brewery or pub operations were unavailable or unduly delayed, or if any such permits or licenses were revoked, our ability to conduct business could be substantially and adversely affected.

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

We are also subject to “dram shop” laws, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Our pubs have addressed this concern by establishing early closing hours and regularly scheduled employee training, however, large uninsured damage awards against our Company could adversely affect our financial condition.

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

Declining sales trends could adversely affect brewery efficiency and our financial results.  Our breweries have been operating at production levels substantially below their current and maximum designed capacities. Operating our breweries at low capacity utilization rates negatively impacts our gross margins and operating cash flows generated by the production facilities. We periodically evaluate whether we expect to recover the costs of our production facilities over the course of their useful lives. If facts and circumstances indicate that the carrying value of these long-lived assets may be impaired, an evaluation of recoverability will be performed in accordance with FASB Statement of Financial Accounting Standard (“SFAS’) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, by comparing the carrying value of the assets to projected future undiscounted cash flows in addition to other quantitative and qualitative analyses. If our management believes that the carrying value of such assets may not be recoverable, we will recognize an impairment loss by a charge against current operations.

An increase in excise taxes could adversely affect our financial condition.  The U.S. federal government currently imposes an excise tax of $18 per barrel on beer sold for consumption in the U.S. However, any brewer with annual production under two million barrels instead pays federal excise tax in the amount of $7 per barrel on sales of the first 60,000 barrels. While we are not aware of any plans by the federal government to reduce or eliminate this benefit to small brewers, any such reduction in a material amount could have an adverse effect on our financial condition and results of operations. In addition, we would lose the benefit of this rate structure if we exceeded the two million barrel production threshold. Individual states also impose excise taxes on alcoholic beverages in varying amounts, which have also been subject to change. It is possible that excise taxes will be increased in the future by both federal and state governments. In addition, increased excise taxes on alcoholic beverages have in the past been considered in connection with various governmental budget-balancing or funding proposals. Any such increases in excise taxes, if enacted, could adversely affect our financial condition.

Loss of income tax benefits could negatively impact results of operations.  As of December 31, 2006, our Company’s deferred tax assets were primarily comprised of NOLs of $26.5 million, or $9.0 million tax-effected; federal and state alternative minimum tax credit carry forwards of $166,000; and state NOL carry forwards of $219,000 tax-effected. In assessing the realizability of the deferred tax assets, we considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income during the periods in which those temporary differences become deductible. We considered the scheduled reversal of deferred tax liabilities, projected future taxable income and other factors in making this assessment. Our estimates of future taxable income takes into consideration, among other items, estimates of future taxable income related to depreciation. Based upon the available evidence, we do not believe it is more likely than not that all of the deferred tax assets will be realized. Accordingly, we established a valuation allowance in 2002, increased it further in 2003, 2004, and 2005 and decreased it in 2006 to cover certain federal and state NOLs that may expire before we are able to utilize the tax benefit. As of December 31, 2006 and 2005, we had a valuation allowance of $1,059,000 and $1,656,000, respectively. To the extent that we continue to be unable to generate adequate taxable income in future periods, we will not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering potentially expiring NOLs.

We are dependent upon the services of our key personnel.  We depend on the services of our key management personnel, including Paul Shipman, our chief executive officer, and David Mickelson, our president. If we lose the services of any members of our senior management or key personnel for any reason, we may be unable to replace them with qualified personnel, which could have a material adverse effect on our operations. Additionally, the loss of Paul Shipman as our chief executive officer, and our failure to find a replacement satisfactory to A-B, would be a default under the A-B Distribution Agreement. We do not carry key person life insurance on any of our executive officers.

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

The Washington Brewery.  The Washington Brewery, located on approximately 22 acres (17 of which are developable) in Woodinville, Washington, a suburb of Seattle, is across the street from the Chateau Ste. Michelle Winery, next to the Columbia Winery and visible from a popular bicycle path. The Washington Brewery is comprised of an approximately 88,000 square-foot building, a 40,000 square-foot building and an outdoor tank farm. The two buildings house a 100-barrel brewhouse, fermentation cellars, filter rooms, grain storage silos, a bottling line, a keg filling line, dry storage, two coolers and loading docks. The brewery includes a retail merchandise outlet and the Forecasters Public House, a 4,000 square-foot family-oriented pub that seats 200 and features an outdoor beer garden that seats an additional 200. Additional entertainment facilities include a 4,000 square-foot special events room accommodating up to 250 people. The brewery also houses office space, a portion of which is occupied by the Company’s corporate office and the remainder of which is leased through October 2009. The Company purchased the land in 1993 and believes that its value has appreciated. The brewery’s theoretical production capacity as of year end 2006 is approximately 250,000 barrels per year, which would be under ideal brewing conditions. An example of ideal brewing conditions would be brewing one particular flavor seven days a week during the whole year with minimal filtration loss. The theoretical production capacity in 2007 is also expected to be approximately 250,000 barrels per year.

The New Hampshire Brewery.  The New Hampshire Brewery is located on approximately 23 acres in Portsmouth, New Hampshire. The land is subleased, the term of which expires in 2047, and contains two seven-year extension options. The New Hampshire Brewery is modeled after the Washington Brewery and is similarly equipped, but is larger in design, covering 125,000 square feet to accommodate all phases of the Company’s brewing operations under one roof. Also included is a retail merchandise outlet, the Cataqua Public House, a 4,000 square-foot family-oriented pub with an outdoor beer garden, and a special events room accommodating up to 250 people. Production began in late October 1996, with an initial brewing capacity of approximately 100,000 barrels per year. In order to accommodate anticipated sales growth, additional brewing capacity was installed in 2002, 2003 and 2006, bringing the total theoretical production capacity as of year end 2006 to approximately 210,000 barrels per year. The theoretical production capacity as of May 2007 is expected to be approximately 235,000 barrels per year. During the spring of 2007 the Company plans to add four additional 400-barrel fermenters, one 70,000 pound grain silo and make process control automation upgrades to the New Hampshire brewery. Installation is expected to be completed by May 2007 and cost approximately $1,000,000. This expansion will add approximately 25,000 barrels of capacity to the New Hampshire brewery. The theoretical production capacity as of May 2007 is expected to be approximately 235,000 barrels per year. The Company has the ability to phase in additional brewing capacity as needed, up to the maximum designed production capacity of approximately 250,000 barrels per year under ideal brewing conditions.

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

Paul S. Shipman (54) — Chief Executive Officer and Chairman of the Board

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

David J. Mickelson (47) — President

Mr. Mickelson has served as President of the Company since December 2005. From December 2005 until March 2007, he also served as Chief Financial Officer. From August 2000 through November 2005, Mr. Mickelson served as Executive Vice President and Chief Financial Officer, and from March 1995 to November 2005, Mr. Mickelson also served as the Company’s Chief Operating Officer. From April 1994 to March 1995, he was the Company’s Vice President and General Manager. From July 1992 to December 1994, he served as its Chief Financial Officer, and was also named General Manager in January 1994. He served as the Company’s Controller from 1987 to July 1992, and additionally was elected Treasurer in 1989. From 1985 to 1987, he was the Controller for Certified Foods, Inc. and from 1981 to 1985, he served as a loan officer with Barclays Bank PLC. Mr. Mickelson received his Bachelor’s degree in Business Administration from the University of Washington in 1981.

Gerard C. Prial (52) — Vice President, Sales and Eastern Operations

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

Allen L. Triplett (48) — Vice President, Brewing

Mr. Triplett has served as Vice President, Brewing since March 1995. From 1987 to March 1995, he was the Company’s Production Manager. He has worked in virtually every facet of production since joining the Company in 1985. Mr. Triplett has taken coursework at the Siebel Institute of Brewing and the University of California at Davis. He is a member of the Master Brewers Association of America and is currently serving as its Vice President in the Northwest district and formerly as its Secretary and Treasurer. He is also a member of the American Society of Brewing Chemists and a past and founding board member of National Ambassadors at the University of Wyoming. He received his Bachelor’s degree in Petroleum Engineering from the University of Wyoming in 1985.

Jay T. Caldwell (54) — Chief Financial Officer and Treasurer

Mr. Caldwell has served as the Controller, Treasurer and Principal Accounting Officer since June 2006 prior to being selected as Chief Financial Officer in March 2007. During the first half of 2006 he performed financial consulting for Captaris, Inc. in Bellevue, WA. For the five years previous to that, he served as the General Manager of Arena Sports in Redmond, WA, where his primary responsibilities were running all aspects of retail arena operations. From 1997 to 2003, he owned Caldwell Resource Group, a consulting firm focused on evaluating acquisitions and negotiating service contracts in the telecommunications industry. Since beginning his career as a CPA with Haskins & Sells in 1977, Mr. Caldwell has also served in high level finance and accounting roles with manufacturing and software companies.

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

The Company’s Common Stock trades on the NASDAQ Stock Market under the trading symbol HOOK. The table below sets forth, for the fiscal quarters indicated, the reported high and low sale prices of the Company’s Common Stock, as reported on the NASDAQ Stock Market:

	High	Low

2006
First quarter	$3.74	$3.10
Second quarter	$4.00	$3.43
Third quarter	$4.18	$3.31
Fourth quarter	$5.31	$3.76
2005
First quarter	$4.20	$3.05
Second quarter	$3.75	$2.86
Third quarter	$3.34	$2.75
Fourth quarter	$3.42	$2.90

As of March 20, 2007, there were 700 Common Stockholders of record, although the Company believes that the number of beneficial owners of its Common Stock is substantially greater.

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

Comparative Performance Graph

Set forth below is a graph comparing the cumulative total return to shareholders on the Company’s Common Stock with the cumulative total return of the Russell 2000 Index and an index comprised of other publicly-traded craft beer companies (the “Peer Group”) for the period beginning on December 31, 2001 and ended on December 31, 2006. The total return on the Company’s Common Stock, the Russell 2000 Index and the Peer Group Index assumes the value of each investment was $100 on December 31, 2001, and that any dividends were reinvested. The points represent fiscal year-end index levels based on the last trading day in each fiscal year. Return information is historical and not necessarily indicative of future performance.

	2001	2002	2003	2004	2005	2006
Redhook	$100	$123	$155	$209	$189	$310
Peer Group Index	$100	$90	$124	$152	$173	$228
Russell 2000 Index	$100	$78	$114	$133	$138	$168

The Company’s Peer Group is comprised of three publicly traded craft beer companies. As required, the returns of each of the component companies in the Peer Group return are calculated and weighted according to their respective market capitalization at the beginning of the period. The Peer Group is composed of: Big Rock Brewery Income Trust (formerly Big Rock Brewery Ltd.) (Toronto Stock Exchange: BR.UN-T); The Boston Beer Company, Inc. (NYSE: SAM); and Pyramid Breweries Inc. (NASDAQ: PMID).

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with the Company’s Financial Statements and the Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. The selected statement of operations and balance sheet data for, and as of the end of, each of the five years in the period ended December 31, 2006, are derived from the financial statements of the Company. The operating data are derived from unaudited information maintained by the Company.

	Year Ended December 31,
	2006	2005	2004	2003	2002

Statement of Operations Data (in thousands except earnings (loss) per share):
Sales	$40,007	$34,520	$36,640	$42,213	$40,913
Less excise taxes	4,292	3,421	3,268	3,498	3,465

Net sales	35,715	31,099	33,372	38,715	37,448
Cost of sales	30,918	27,544	27,171	28,702	27,597

Gross profit	4,797	3,555	6,201	10,013	9,851
Selling, general and administrative expenses	6,848	6,784	7,639	11,689	10,910
Income from equity investment in Craft Brands	2,655	2,392	1,123	—	—
Craft Brands shared formation expenses	—	—	535	—	—

Operating income (loss)	604	(837)	(850)	(1,676)	(1,059)
Interest expense	347	271	189	192	230
Other income, net	384	125	116	59	30

Income (loss) before income taxes	641	(983)	(923)	(1,809)	(1,259)
Income tax provision (benefit)	125	217	331	30	(126)

Net income (loss)	$516	$(1,200)	$(1,254)	$(1,839)	$(1,133)

Basic earnings (loss) per share	$0.06	$(0.15)	$(0.18)	$(0.30)	$(0.18)

Diluted earnings (loss) per share	$0.06	$(0.15)	$(0.18)	$(0.30)	$(0.18)

Operating Data (in barrels):
Beer shipped	271,600	225,300	216,400	228,800	225,900
Production capacity, end of period(1)	460,000	375,000	375,000	375,000	360,000
Balance Sheet Data (in thousands):
Cash and cash equivalents	$9,435	$6,436	$5,590	$6,123	$7,007
Working capital	8,310	5,232	3,661	4,511	4,346
Total assets	73,841	72,578	74,128	77,131	79,982
Long-term debt, net of current portion(2)	4,322	4,752	5,175	5,625	6,075
Convertible preferred stock	—	—	—	16,233	16,188
Common stockholders’ equity	60,692	60,027	61,161	47,916	50,027

(1)	Based on the Company’s estimate of theoretical production capacity of equipment, assuming ideal brewing conditions, installed as of the end of such period. Amounts do not reflect maximum designed production capacity. See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)	Includes term loan and capital lease Obligations. See Note 7 to the Financial Statements included elsewhere herein.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Since its formation, the Company has focused its business activities on the brewing, marketing and selling of craft beers in the U.S. The Company produces its specialty bottled and draft products in two Company-owned breweries, one in the Seattle suburb of Woodinville, Washington and the other in Portsmouth, New Hampshire. Prior to July 1, 2004, the Company’s sales consisted predominantly of sales of beer to third-party distributors and A-B through the Company’s Distribution Alliance with A-B. Since July 1, 2004, the Company’s sales have consisted of sales of product to Craft Brands and A-B. The Company and Widmer manufacture and sell their product to Craft Brands at a price substantially below wholesale pricing levels; Craft Brands, in turn, advertises, markets, sells and distributes the product to wholesale outlets in the western U.S. through a distribution agreement between Craft Brands and A-B. (Due to state liquor regulations, the Company sells its product in Washington State directly to third-party beer distributors and returns a portion of the revenue to Craft Brands based upon a contractually determined formula.) Profits and losses of Craft Brands are generally shared between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively. The Company continues to sell its product in the midwest and eastern U.S. through sales to A-B pursuant to the July 1, 2004 A-B Distribution Agreement. For additional information regarding Craft Brands and the A-B Distribution Agreement, see Item 1., Product Distribution — Relationship with Anheuser-Busch, Incorporated and — Relationship with Craft Brands Alliance LLC. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Craft Brands Alliance LLC” below. In addition to sales of beer, the Company derives other revenues from sources including the sale of retail beer, food, apparel and other retail items in its two brewery pubs.

For the year ended December 31, 2006, the Company had gross sales and a net income of $40,007,000 and $516,000, respectively, compared to gross sales and a net loss of $34,520,000 and $1,200,000, respectively, for the year ended December 31, 2005.

The Company’s sales volume (shipments) increased 21% to 271,600 barrels in 2006 as compared to 225,300 barrels in 2005. Sales in the craft beer industry generally reflect a degree of seasonality, with the first and fourth quarters historically being the slowest and the rest of the year typically demonstrating stronger sales. The Company has historically operated with little or no backlog, and its ability to predict sales for future periods is limited.

The Company’s sales are affected by several factors, including consumer demand, price discounting and competitive considerations. The Company competes in the highly competitive craft brewing market as well as in the much larger specialty beer market, which encompasses producers of import beers, major national brewers that produce fuller-flavored products, and large spirit companies and national brewers that produce flavored alcohol beverages. Beyond the beer market, craft brewers also face competition from producers of wines and spirits. The craft beer segment is highly competitive due to the proliferation of small craft brewers, including contract brewers, and the large number of products offered by such brewers. Imported products from foreign brewers have enjoyed resurgence in demand since the mid-1990s. Certain national domestic brewers have also sought to appeal to this growing demand for craft beers by producing their own fuller-flavored products. In recent years, the specialty segment has seen the introduction of flavored alcohol beverages, the consumers of which, industry sources generally believe, correlate closely with the consumers of the import and craft beer products. Sales of these flavored alcohol beverages were initially very strong, but growth rates have slowed in subsequent years. While there appears to be fewer participants in this category from its peak, there is still significant volume associated with these beverages. The wine and spirits market has also experienced a surge in the past several years, attributable to competitive pricing, increased merchandising, and increased consumer interest in wine and spirits. Because the number of participants and number of different products offered in this segment have increased significantly in the past ten years, the competition for bottled product placements and especially for draft beer placements has intensified.

The Company is required to pay federal excise taxes on sales of its beer. The excise tax burden on beer sales increases from $7 to $18 per barrel on annual sales over 60,000 barrels and thus, if sales volume increases, federal excise taxes would increase as a percentage of sales. Most states also collect an excise tax on the sale of beer.

Under normal circumstances, the Company operates its brewing facilities up to seven days per week with multiple shifts per day. Under ideal brewing conditions (which would include, among other factors, production of a single brand in a single package), the theoretical production capacity is approximately 250,000 barrels per year at the Washington Brewery and 210,000 barrels per year at the New Hampshire Brewery. Because of various factors, including the following two, the Company does not believe that it is likely that actual production volume will approximate theoretical production capacity: (1) the Company’s brewing process, which management believes is similar to its competitors’ brewing processes, inherently results in some level of beer loss attributable to filtering, bottling, and keg filling; and (2) the Company routinely brews and packages various brands and package sizes during the year.

In order to accommodate volume growth in the markets served by the New Hampshire Brewery, the Company expanded fermentation capacity during the 2002, 2003 and 2006, bringing the brewery’s theoretical production capacity to approximately 210,000 barrels per year. During the spring of 2007 the Company plans to add four additional 400-barrel fermenters, one 70,000 pound grain silo and make process control automation upgrades to the New Hampshire brewery. Installation is expected to be completed by May 2007 and cost approximately $1,000,000. This expansion will add approximately 25,000 barrels of capacity to the New Hampshire brewery. As with the 2003 and 2006 expansions, production capacity at the New Hampshire Brewery can be added in phases until the facility reaches its maximum designed production capacity of approximately 250,000 barrels per year, under ideal brewing conditions. Such increase will require additional capital expenditures, primarily for fermentation equipment, and production personnel. The decision to add capacity is affected by the availability of capital, construction constraints and anticipated sales in new and existing markets.

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

For additional information about risks and uncertainties facing the Company, see Item 1A. Risk Factors above.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the Company’s Statements of Operations expressed as a percentage of net sales:

	Year Ended December 31,
	2006	2005	2004

Sales	112.0%	111.0%	109.8%
Less excise taxes	12.0%	11.0%	9.8%

Net sales	100.0%	100.0%	100.0%
Cost of sales	86.6%	88.6%	81.4%

Gross profit	13.4%	11.4%	18.6%
Selling, general and administrative expenses	19.2%	21.8%	22.9%
Income from equity investment in Craft Brands	7.4%	7.7%	3.4%
Craft Brands shared formation expenses			1.6%

Operating income (loss)	1.6%	(2.7)%	(2.5)%
Interest expense	1.0%	0.9%	0.6%
Other income, net	1.1%	0.4%	0.3%

Income (loss) before income taxes	1.7%	(3.2)%	(2.8)%
Income tax provision	0.3%	0.7%	1.0%

Net income (loss)	1.4%	(3.9)%	(3.8)%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

The following table sets forth, for the periods indicated, a comparison of certain items from the Company’s Statements of Operations (dollars are in thousands):

	Year Ended December 31,		Increase /
	2006	2005	(Decrease)	% Change

Sales	$40,007	$34,520	$5,487	15.9%
Less excise taxes	4,292	3,421	871	25.5%

Net sales	35,715	31,099	4,616	14.8%
Cost of sales	30,918	27,544	3,374	12.2%

Gross profit	4,797	3,555	1,242	34.9%
Selling, general and administrative expenses	6,848	6,784	64	0.9%
Income from equity investment in Craft Brands	2,655	2,392	263	11.0%

Operating income (loss)	604	(837)	1,441	172.2%
Interest expense	347	271	76	28.0%
Other income, net	384	125	259	207.2%

Income (loss) before income taxes	641	(983)	1,624	165.2%
Income tax provision	125	217	(92)	42.4%

Net income (loss)	$516	$(1,200)	$1,716	143.0%

Beer shipped (in barrels)	271,600	225,300	46,300	20.6%

Sales.  Total sales increased $5,487,000 in 2006 compared to 2005, impacted primarily by the following factors:

•	An increase in pricing and increase in shipments in the midwest and eastern U.S. resulted in a $3,035,000 increase in sales in 2006;

•	An increase in pricing and decrease in shipments in the western U.S. (not including beer brewed on a contract basis) resulted in a $345,000 decrease in sales in 2006;

•	An increase in shipments of beer brewed on a contract basis, partially offset by a decrease in pricing of these shipments, contributed to a $2,483,000 increase in sales in 2006; and

•	Pub and other sales increased $204,000 in 2006.

Shipments.  The following table sets forth a comparison of shipments (in barrels) for the periods indicated:

	Year Ended December 31,
	2006			2005
	Draft	Bottles	Total	Draft	Bottles	Total	Increase /
	Shipped	Shipped	Shipped	Shipped	Shipped	Shipped	(Decrease)	% Change

A-B	44,600	56,800	101,400	39,700	45,400	85,100	16,300	19%
Craft Brands Alliance	37,200	85,400	122,600	39,900	86,600	126,500	(3,900)	(3%)
Contract brewing	43,000	—	43,000	8,900	—	8,900	34,100	383%
Pubs and other	3,400	1,200	4,600	3,500	1,300	4,800	(200)	(4%)

Total shipped	128,200	143,400	271,600	92,000	133,300	225,300	46,300	21%

At December 31, 2006 and 2005, the Company’s products were distributed in 48 states. Shipments in the midwest and eastern U.S. Total sales volume in 2006 increased 21% to 271,600 barrels from 225,300 barrels in 2005, primarily driven by a substantial increase in beer brewed on a contact basis and an increase in shipments of Redhook products and Widmer Hefeweizen in the midwest and eastern U.S. Shipments of the Company’s packaged products increased 8% while shipments of the Company’s draft products increased 39%. Since the mid 1990s, the Company’s sales of bottled beer have steadily increased as a percentage of total beer sales, excluding sales related to contract brewing. This migration toward increasing bottled beer sales has continued over the past two years, with 63% of total shipments, excluding contract brewing shipments, as bottle shipments versus 62% in 2005.

Contributing significantly to the 46,300 barrel increase in the Company’s total shipments is an increase of 34,100 barrels of beer brewed at the Washington Brewery under a contract brewing arrangement with Widmer. In connection with the Supply and Distribution Agreement with Craft Brands, if shipments of the Company’s products in the Craft Brands territory decrease as compared to the previous year’s shipments, the Company has the right to brew Widmer products in an amount equal to the lower of (i) the Company’s product shipment decrease or (ii) the Widmer product shipment increase (the “Contractual Obligation”). In addition, the Company may, pursuant to a Manufacturing and Licensing Agreement with Widmer, brew more beer for Widmer than the amount obligated by the Supply, Distribution and Licensing Agreement with Craft Brands. This Manufacturing and Licensing Agreement with Widmer expires December 31, 2007. Under these contract brewing arrangements, the Company brewed and shipped 43,000 barrels and 8,900 barrels of Widmer draft beer in 2006 and 2005, respectively. Of these shipments, approximately 77% of 2006 barrels were in excess of the contractual obligation and 20% of 2005 barrels were in excess of the obligation. Excluding shipments under this arrangement, shipments of the Company’s draft products increased 3% in the 2006 and total Company shipments increased 6%. Driven by the contractual obligation as well as Widmer’s production needs, the Company anticipates that beer brewed and shipped in 2007 under the contract brewing arrangement with Widmer will increase significantly over 2006 levels. The Company expects this level of contract brewing for Widmer to end in the first half of 2008 as Widmer brings its own additional capacity on-line. The Company is evaluating alternatives to utilize the capacity that will become available upon the termination of the contract brewing. If the Company is unable to achieve significant growth through its own products or other alternative products, the Company may have significant unabsorbed overhead that would generate unfavorable financial results.

Also included in the Company’s total shipments is Widmer Hefeweizen brewed at the New Hampshire Brewery under a licensing arrangement with Widmer and distributed through A-B. The Company also sells Widmer Hefeweizen in the midwest and eastern U.S. under license from Widmer. Widmer Hefeweizen is a golden unfiltered wheat beer and is one of the leading American style Hefeweizens sold in the U.S. In 2003, the Company entered into a licensing agreement with Widmer to produce and sell the Widmer Hefeweizen brand in states east of the Mississippi River. In March 2005, the Widmer Hefeweizen distribution territory was expanded to include all of the Company’s midwest and eastern markets. Brewing of this product is conducted at the New Hampshire Brewery under the supervision and assistance of Widmer’s brewing staff to insure their brand’s quality and matching taste profile. The term of this agreement expires February 1, 2008, with additional one-year automatic renewals unless either party notifies the other of its desire to have the term expire at the end of the then existing term at least 150 days prior to such expiration. The agreement may be terminated by either party at any time without cause pursuant to 150 days notice or for cause by either party under certain conditions. Additionally, Redhook and Widmer have entered into a side agreement providing that if Widmer terminates the licensing agreement or causes it to expire before December 31, 2009, Widmer will pay the Company a lump sum payment to partially compensate the Company for capital equipment expenditures made at the New Hampshire Brewery to support Widmer’s growth. During the term of this agreement, Redhook will not brew, advertise, market, or distribute any product that is labeled or advertised as a “Hefeweizen” or any similar product in the agreed upon midwest and eastern territory. Brewing and selling of Redhook’s Hefe-weizen was discontinued in conjunction with this agreement. The Company believes that the agreement increases capacity utilization and has strengthened the Company’s product portfolio. The Company shipped 30,600 barrels and 25,600 barrels of Widmer Hefeweizen during 2006 and 2005, respectively; these shipments are included in the “A-B and Non-wholesalers” line in the table above. In the fourth quarter of 2006 Widmer began selling its Hefeweizen directly into Texas where the Company had not sold any Widmer Hefeweizen during the first nine months of 2006. If the Widmer Licensing Agreement were terminated early, or if Widmer gave notice of its election to terminate the agreement according to its term on February 1, 2008, the Company would need to look to replace the lost volume, either through new and existing Redhook products or alternative brewing relationships. If the Company is unable to replace the lost Widmer volume, the loss of revenue and the resulting excess capacity in the New Hampshire Brewery would have an adverse effect on the Company’s financial performance.

Excluding shipments of beer brewed under the contract brewing arrangement with Widmer and under the Widmer Hefeweizen licensing agreement, total Company shipments, in the U.S., increased by 7,200 barrels, or 4% in 2006 as compared to 2005.

Sales in 2006 to Craft Brands represented approximately 45% of total shipments, or 122,600 barrels, compared to 56%, or 126,500 barrels in 2005. Contributing most significantly to the decline in shipments in the western U.S. were a 7% decline in shipments to California, a 3% decline in shipments to Washington State, and a 14% decline in shipments to Colorado. A significant portion of the Company’s sales continue to be in the Pacific Northwest region, which the Company believes is one of the most competitive craft beer markets in the U.S., both in terms of number of market participants and consumer awareness. The Company continues to face extreme competitive pressure in Washington State, which is not only the Company’s largest market but is also its oldest market. From 2000 through 2006, the Company has experienced a 24% decline in sales volume in Washington State. In 2006, sales of the Company’s products in the CBA territory declined by 3% compared to 2005. Pricing of the company’s products has increased and the level of promotion and discounting has declined, allowing the Company to achieve higher revenue per barrel, however, management believes there is a direct correlation to lower sales caused by higher net pricing. During this same period, CBA has been very successful selling the Widmer and Kona products. Although the Company enjoys the benefits of those successes through its profit-sharing arrangement with CBA, the Company believes it is critical for CBA to deliver success with the Redhook products in addition to the others. The Company has communicated this concern to CBA, and is working with CBA management to establish new brand management throughout the portfolio of Redhook products. CBA also responded to this concern by re-emphasizing their commitment to Redhook products and CBA has set goals and objectives to improve performance of the Redhook products in 2007.

Pricing and Fees.  The Company sells its product at wholesale pricing levels in the midwest and eastern U.S., at lower than wholesale pricing levels to Craft Brands in the western U.S., and at agreed-upon pricing levels for beer brewed on a contract basis.

Redhook continues to sell its product at wholesale pricing levels in the midwest and eastern U.S. through sales to A-B. Average wholesale revenue per barrel for draft products, net of discounts, increased approximately 1% in 2006 compared to 2005. This increase in pricing accounted for an increase of approximately $60,000 in total sales. Average wholesale revenue per barrel for bottle products, net of discounts, increased approximately 1% in 2006 compared to 2005. This increase in pricing accounted for an increase of approximately $74,000 in total sales. Seldom, if ever, are pricing changes driven by an inflationary period. Instead, pricing changes implemented by the Company generally follow pricing changes initiated by large domestic or import brewing companies. While the Company has implemented modest price increases during the past few years, some of the benefit has been offset by competitive promotions and discounting. Additionally, the Company may experience a decline in sales in certain regions following a price increase.

The Company sells its product to Craft Brands at a price substantially below wholesale pricing levels pursuant to the Supply, Distribution and Licensing Agreement with Craft Brands; Craft Brands, in turn, advertises, markets, sells and distributes the product to wholesale outlets in the western U.S. through a distribution agreement between Craft Brands and A-B. The prices that the Company charges Craft Brands for draft product and for bottled product are determined by contractually defined formulas and are based on the twelve month average pricing ending September of the previous year for all Redhook and Widmer draft product and for all Redhook and Widmer bottled product sold by Craft Brands. The prices are adjusted on January 1st of each year. Average revenue per barrel for draft products sold to Craft Brands decreased approximately 2% in 2006 compared to 2005. This decrease in pricing accounted for a decrease of approximately $81,000 in total sales. Average revenue per barrel for bottle products sold to Craft Brands increased 1% in 2006 compared to 2005 resulting in an increase of $121,000 in total sales.

Average revenue per barrel on beer brewed on a contract basis for Widmer pursuant to the Supply, Distribution and Licensing Agreement with Craft Brands is generally at a price substantially lower than wholesale pricing levels. After the Contractual Obligation has been fulfilled pursuant to the Supply, Distribution and Licensing Agreement with Craft Brands, the price charged Widmer for any additional barrels brewed declines pursuant to the Manufacturing and Licensing Agreement with Widmer . This decline in price contributed to an overall 14  % decline in price for beer brewed on a contract basis for Widmer in 2006.

In connection with all sales through the July 1, 2004 A-B Distribution Agreement, the Company pays a Margin fee to A-B. The Margin does not apply to sales to the Company’s retail operations or to dock sales. The Margin also does not apply to the Company’s sales to Craft Brands because Craft Brands pays a comparable fee to A-B on its resale of the product. The A-B Distribution Agreement also provides that the Company shall pay an additional fee on shipments that exceed shipments in the same territory during fiscal 2003 (the “Additional Margin”). For 2006, the Margin was paid to A-B on shipments totaling 101,400 barrels to approximately 503 distribution points. For 2005, the Margin was paid to A-B on shipments totaling, 85,100 barrels to approximately 472 distribution points. The Margin is reflected as a reduction of sales in the Company’s statement of operations.

Retail Operations and Other Sales.  Sales in the Company’s retail operations and other sales increased $204,000 to $5,521,000 in 2006 from $5,317,000 in 2005, primarily the result of an increase in special event and food sales.

Excise Taxes.  Excise taxes increased $871,000 to $4,292,000 in 2006 compared to $3,421,000 in 2005, primarily the result of the overall increase in 2006 shipments compared to 2005. The Company continues to be responsible for federal and state excise taxes for all shipments, including those to Craft Brands and those brewed under contract. The comparability of excise taxes as a percentage of net sales is impacted by average revenue per barrel, the mix of sales in the midwest and eastern U.S., sales to Craft Brands, sales of beer brewed on a contract basis, pub sales, and the estimated annual average federal and state excise tax rates.

Cost of Sales.  Comparing 2006 and 2005, cost of sales increased 12%, or $3,374,000, yet declined on a per barrel basis. The decline on a per barrel basis is primarily attributable to a larger sales volume in 2006 than in 2005 being spread over approximately the same base of fixed and semi-variable costs. The Company’s fixed and semi-

variable costs included in cost of sales are depreciation, insurance, rent on the New Hampshire Brewery, utilities, and repair and maintenance charges.

In January 2003, the Company entered into a licensing agreement with Widmer to produce and sell Widmer Hefeweizen in states east of the Mississippi River. Brewing of this product is conducted at the New Hampshire Brewery under the supervision and assistance of Widmer’s brewing staff to insure their brand’s quality and matching taste profile. The Company’s cost of sales includes a licensing fee of $437,000 and $399,000 for 2006 and 2005, respectively, in connection with the Company’s shipment of 30,600 and 25,600 barrels of Widmer Hefeweizen in the midwest and eastern U.S. pursuant to a licensing agreement with Widmer. Shipments of Widmer Hefeweizen to states that were included in the expanded territory in 2005 are excluded from the computation of the licensing fee due to Widmer.

Based upon the breweries’ combined theoretical production capacity under optimal year-round brewing conditions of 460,000 barrels and 375,000 barrels for 2006 and 2005, the utilization rates were 60% for each year. Capacity utilization rates are calculated by dividing the Company’s total shipments by the combined theoretical production capacity.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $64,000 to $6,848,000 for 2006, primarily due to an increase in salary expenses resulting from staff turnover and a highly competitive job market for employers. Selling, general and administrative expenses for 2006 also include $54,000 for stock-based compensation expense incurred in the second quarter of 2006. On January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, which requires all share-based payments to employees and directors be recognized as expense in the statement of operations based on their fair values and vesting periods. This second quarter 2006 expense is solely attributable to stock options granted to the independent members of the board of directors in May 2006 as part of their director compensation package. No compensation expense was recognized in 2006 for stock options outstanding as of December 31, 2005 because these options were fully vested prior to the January 1, 2006 adoption of SFAS No. 123R.

Income from Equity Investment in Craft Brands.  In accordance with the Craft Brands operating agreement, the Company made a $250,000 sales and marketing capital contribution to Craft Brands in 2004; the capital contribution was used by Craft Brands for expenses related to the marketing, advertising, and promotion of Redhook products (“Special Marketing Expense”). After giving effect to the allocation of the Special Marketing Expense, which was allocated 100% to Redhook, and giving effect to income attributable to the Kona brand, which is shared differently between the Company and Widmer through 2006, the operating agreement dictates that remaining profits and losses of Craft Brands are allocated between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively. For the year ended December 31, 2006, the Company’s share of Craft Brands net income totaled $2,655,000. For the year ended December 31, 2005, the Company’s share of Craft Brands net income totaled $2,392,000. This share of Craft Brands’ profit was net of $135,000 of the Special Marketing Expense that had been incurred by Craft Brands during the same period and was fully allocated to the Company. As of December 31, 2005, the entire $250,000 2004 sales and marketing capital contribution made by the Company had been used by Craft Brands for designated Special Marketing Expenses and netted against Craft Brands’ profits allocated to the Company. Net cash flow of Craft Brands, if any, is generally distributed monthly to the Company based on the Company’s cash flow percentage of 42%. During 2006 and 2005, the Company received cash distributions of $2,621,000 and $2,769,000, respectively, representing its share of the net cash flow of Craft Brands.

Interest Expense.  Interest expense was $347,000 in 2006, up from $271,000 in 2005. Higher average interest rates in 2006, partially offset by a declining term loan balance, resulted in an increase in interest expense.

Other Income, Net.  Other income, net, increased by $259,000 to $384,000 in 2006 compared to income of $125,000 in 2005. Results for 2006 include approximately $295,000 of interest income, an increase of $169,000 over 2005. Results for 2005 include approximately $126,000 in interest income and $26,000 resulting from loss on the disposal of brewing equipment.

Income Taxes.  The Company’s effective income tax rate was a 19.5% expense for 2006 and a 22.0% expense for 2005. Both periods include a provision for current state taxes. In 2006, the Company decreased the valuation allowance that covers net tax operating loss carry forwards and other net deferred tax assets by $597,000. In 2005, the Company increased the valuation allowance by $502,000. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically certain federal and state NOLs that may expire before the Company is able to utilize the tax benefit. Realization of the benefit is dependent on the Company’s ability to generate future U.S. taxable income. To the extent that the Company is unable to generate adequate taxable income in future periods, the Company will not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering potentially expiring NOLs.

Craft Brands Alliance LLC

The Company has accounted for its investment in Craft Brands under the equity method, as outlined by APB No. 18, The Equity Method of Accounting for Investments in Common Stock. Pursuant to APB No. 18, the Company has recorded its share of Craft Brands’ net income in the Company’s statement of operations as income from equity investment in Craft Brands. Separate financial statements for Craft Brands are included in this Annual Report on Form 10-K in Part IV., Item 15. Exhibits and Financial Statement Schedules, in accordance with Rule 3-09 of Regulation S-X. The following summarizes a comparison of certain items from Craft Brands’ statements of operations for the years ended December 31, 2006 and 2005.

Sales.  Craft Brands’ sales totaled $68,703,000 and $60,784,000 for the years ended December 31, 2006 and 2005. In addition to selling 122,600 barrels of the Company’s product to wholesalers in the Western Territory during for the year ended December 31, 2006 and 126,500 barrels for the year ended December 31, 2005, Craft Brands also sold products brewed by Widmer and Kona Brewery LLC (“Kona”). Average wholesale revenue per barrel for all draft products sold by Craft Brands, net of discounts, increased approximately 3% during the 2006 as compared to 2005. Average wholesale revenue per barrel for all bottle products sold by Craft Brands, net of discounts, in 2006 remained relatively the same as compared to 2005. For 2006, average wholesale revenue per barrel for all products sold by Craft Brands was approximately the same in comparison to 2005. Craft Brands’ sales efforts during 2006 and 2005 included a reduction in discounting on the Company’s products. Craft Brands also pays a fee to A-B in connection with sales to A-B that are comparable to fees paid by the Company.

Cost of Sales.  Cost of sales for Craft Brands totaled $50,135,000 for the year ended December 31, 2006 and $44,822,000 for the year ended December 31, 2005. On a per barrel basis, cost of sales decreased modestly due to prices at which Craft Brands purchased product from the Company and Widmer. Craft Brands purchases product from the Company and Widmer at prices substantially below wholesale pricing levels pursuant to the Supply and Distribution Agreement between Craft Brands and each of the Company and Widmer. Craft Brands has realized a slight increase in its average freight cost per barrel over the Company’s historical costs, largely as a result of increased fuel costs. This has been somewhat offset by the use of A-B wholesaler support centers and increased Washington shipments of Widmer Hefeweizen from the Company’s facility.

Selling, General and Administrative Expenses.  Craft Brands’ selling, general and administrative expenses totaled $11,879,000 for year ended December 31, 2006 and $9,708,000 for the year ended December 31, 2005, reflecting all advertising, marketing and promotion efforts for the Company’s, Widmer’s and Kona’s brands. Higher sales and marketing costs contributed to the increase from 2005 to 2006 as a result of the hiring of several new positions, the development and implementation of a web-based ordering system for wholesaler support items, the development of new packaging materials, and increased promotional activities. Selling, general and administrative expenses of Craft Brands for the first quarter of 2005 include approximately $135,000 of designated Special Marketing Expenses.

Net Income.  Craft Brands’ net income totaled $6,339,000 for the year ended December 31, 2006 and $5,924,000 for the year ended December 31, 2005. The Company’s share of Craft Brands’ net income totaled $2,655,000 and $2,392,000 for these respective periods. After giving effect to the allocation of the Special Marketing Expense, which is allocated 100% to Redhook, and giving effect to income attributable to the Kona brand, which is shared differently between the Company and Widmer through 2006, the Operating Agreement dictates that remaining profits and losses of Craft Brands are allocated between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The following table sets forth, for the periods indicated, a comparison of certain items from the Company’s Statements of Operations (dollars are in thousands):

	Year Ended December 31,		Increase /
	2005	2004	(Decrease)	% Change

Sales	$34,520	$36,640	$(2,120)	5.8%
Less excise taxes	3,421	3,268	153	4.7%

Net sales	31,099	33,372	(2,273)	6.8%
Cost of sales	27,544	27,171	373	1.4%

Gross profit	3,555	6,201	(2,646)	42.7%
Selling, general and administrative expenses	6,784	7,639	(855)	11.2%
Income from equity investment in Craft Brands	2,392	1,123	1,269	113.0%
Craft Brands shared formation expenses	—	535	(535)

Operating income (loss)	(837)	(850)	13	1.5%
Interest expense	271	189	82	43.4%
Other income, net	125	116	9	7.8%

Income (loss) before income taxes	(983)	(923)	(60)	6.5%
Income tax provision	217	331	(114)	34.4%

Net income (loss)	$(1,200)	$(1,254)	$54	4.3%

Beer shipped (in barrels)	225,300	216,400	8,900	4.1%

Sales.  Total sales declined $2,120,000 in 2005 as compared to 2004, impacted by the following factors:

•	While all sales in the western U.S. in 2005 were made to Craft Brands at discounted rates, sales in the western U.S. in 2004 were at two distinct pricing levels — at historical wholesale prices for the first six months of 2004, and at discounted rates for the last six months of 2004. This difference in the pricing structure for 2005 relative to 2004 resulted in a $3,830,000 decline in total sales in 2005;

•	Improvements in overall pricing to Craft Brands resulted in a $245,000 increase in sales in 2005;

•	A decline in shipments in the western U.S. resulted in an $855,000 decline in sales in 2005 over 2004;

•	An increase in shipments of beer brewed on a contract basis as well as an improvement in pricing of these shipments contributed a $480,000 increase in sales in 2005;

•	Improvements in overall pricing in the midwest and eastern U.S. resulted in a $280,000 increase in sales in 2005 over 2004;

•	An increase in shipments in the midwest and eastern U.S. resulted in a $995,000 increase in sales in 2005; and

•	An increase of $269,000 in pub and other sales in 2005.

Shipments.  The following table sets forth a comparison of shipments (in barrels) for the periods indicated:

	Year Ended December 31,
	2005			2004
	Draft	Bottles	Total	Draft	Bottles	Total	Increase/
	Shipped	Shipped	Shipped	Shipped	Shipped	Shipped	(Decrease)	% Change

A-B	39,700	45,400	85,100	33,600	44,200	77,800	7,300	9%
Craft Brands Alliance *	39,900	86,600	126,500	41,100	90,500	131,600	(5,100)	(4%)
Contract brewing	8,900	—	8,900	2,300	—	2,300	6,600	287%
Pubs and other	3,500	1,300	4,800	3,400	1,300	4,700	100	2%

Total shipped	92,000	133,300	225,300	80,400	136,000	216,400	8,900	4%

*	Distribution through Craft Brands Alliance did not exist prior to July 1, 2004. Shipments from January 1, 2004 to June 30, 2004 were distributed through A-B, however for comparative purposes the Company has included these shipments in this line item. Shipments of products in the pre-Craft Brands Alliance territory for January 1, 2004 to June 30, 2006 were 68,000 barrels.

Total sales volume in 2005 increased 4% to 225,300 barrels from 216,400 barrels in 2004, the result of a 14% increase in shipments of draft products and partially offset by a 2% decrease in shipments of bottled products. Since the mid 1990s, the Company’s sales of bottled beer have steadily increased as a percentage of total beer sales, excluding sales related to contract brewing. This migration toward increasing bottled beer sales has continued over the past two years, with 62% of total shipments, excluding contract brewing shipments, as bottle shipments versus 63% in 2004.

Included in the Company’s total shipments is beer brewed under a contract brewing arrangement with Widmer. In connection with the Supply and Distribution Agreement with Craft Brands, if shipments of the Company’s products in the Craft Brands territory decrease as compared to the previous year’s shipments, the Company has the right to brew Widmer products in an amount equal to the lower of (i) the Company’s product shipment decrease or (ii) the Widmer product shipment increase. In addition, the Company may, at Widmer’s request, agree to brew beer for Widmer in excess of the amount obligated by the contract. Under this contract brewing arrangement, the Company brewed and shipped 8,900 barrels and 2,300 barrels of Widmer draft beer in 2005 and 2004, respectively. Of these shipments, approximately 20% of 2005 barrels were in excess of the contractual obligation and all of the 2004 barrels were in excess of the obligation. Excluding shipments under this arrangement, shipments of the Company’s draft products increased 6% and total Company shipments increased 1% compared to 2005.

At December 31, 2005 and 2004, the Company’s products were distributed in 48 states. Shipments in the midwest and eastern U.S. increased by 9% in 2005 as compared to the same 2004 period but were partially offset by a 4% decline in shipments in the western U.S. Contributing most significantly to the decline in shipments in the western U.S. were a 5% decrease in shipments to California and an 19% decrease in shipments to Colorado, primarily attributable to a decrease in price discounting. A significant portion of the Company’s sales continue to be in the Pacific Northwest region, which the Company believes is one of the most competitive craft beer markets in the U.S., both in terms of number of market participants and consumer awareness. The Company faces extreme competitive pressure in Washington State, which is not only the Company’s largest market but is also its oldest market. From 2000 through 2005, the Company has experienced a decline in sales volume in Washington State of approximately 20%. Shipments to Washington State decreased by 2% in 2005 compared to 2004. Management believes that the decline can be partially attributable to the relative maturity of the brand in this region and, more recently, the formation of Craft Brands. The Company believes that the beer industry is influenced by individual relationships. The transition to Craft Brands impacted its established wholesaler and retailer relationships which, prior to Craft Brands, had existed for many years. Because the transition to Craft Brands took longer than anticipated, and because nearly all the Company’s sales staff responsible for Washington State left the Company, the Company and Craft Brands have had to re-establish many of these relationships with wholesalers and retailers. During the second quarter of 2005, Craft Brands introduced in the western U.S. several major marketing initiatives aimed at updating the Redhook brand image, including a proprietary Redhook bottle and new packaging design, combined with a new marketing campaign. Sales have also been impacted by a reduction in the pricing promotions historically offered in these regions.

Sales to Craft Brands represented approximately 56% of total shipments, or 126,500 barrels in 2005, compared to 29% of total shipments, or 63,600 barrels in 2004.

Pricing and Fees.  The Company sells its product at wholesale pricing levels in the midwest and eastern U.S., at lower than historical wholesale pricing levels to Craft Brands in the western U.S., and at agreed-upon pricing levels for beer brewed on a contract basis.

The Company continues to sell its product at wholesale pricing levels in the midwest and eastern U.S. through sales to A-B. Average wholesale revenue per barrel for draft products, net of discounts, increased approximately 6% in 2005 as compared to 2004. Average wholesale revenue per barrel for bottled products, net of discounts, decreased approximately 1% in 2005 as compared to 2004. Seldom, if ever, are pricing changes driven by an inflationary period. Instead, pricing changes implemented by the Company generally follow pricing changes initiated by large domestic or import brewing companies. While the Company has implemented modest pricing increases during the past few years, some of the benefit has been offset by competitive promotions and discounting. Additionally, the Company may experience a decline in sales in certain regions following a price increase.

The Company sells its product to Craft Brands at a price substantially below historical wholesale pricing levels pursuant to a Supply and Distribution Agreement with Craft Brands; Craft Brands, in turn, advertises, markets, sells and distributes the product to wholesale outlets in the western U.S. through a distribution agreement between Craft Brands and A-B. Average revenue per barrel for draft products sold to Craft Brands increased approximately 1% in 2005 as compared to 2004. Average revenue per barrel for bottled products sold to Craft Brands increased approximately 4% in 2005 as compared to 2004. The price charged Craft Brands is generally adjusted annually. Because Craft Brands’ formation did not occur until July 2004, approximately 68,000 barrels sold in the western U.S. in the first half of 2004 were at historical wholesale pricing levels.

Average revenue per barrel on beer brewed on a contract basis is at agreed upon pricing levels between the Company and its customers and is generally at a price substantially lower than historical wholesale pricing levels.

In connection with all sales through the Distribution Alliance prior to July 1, 2004, the Company paid a Margin fee to A-B. The Margin did not apply to sales to wholesalers and others that were part of the A-B distribution network but that were not part of the Distribution Alliance, including most sales to Washington State wholesalers, sales to non-A-B wholesalers, sales by the Company’s retail operations, and dock sales. The July 1, 2004 A-B Distribution Agreement modified the Margin fee structure such that the Margin per barrel shipped increased and is paid on all sales through the new A-B Distribution Agreement. The Margin does not apply to sales to the Company’s retail operations or to dock sales. The Margin also does not apply to the Company’s sales to Craft Brands because Craft Brands pays a comparable fee to A-B on its resale of the product. The A-B Distribution Agreement also provides that the Company shall pay an additional fee on shipments that exceed shipments for the same territory during fiscal 2003 (the “Additional Margin”). In addition, the Exchange and Recapitalization Agreement provided that the Margin be retroactively increased to the rate provided in the A-B Distribution Agreement for all shipments in June 2004. In 2005, the Margin was paid to A-B on shipments totaling 85,100 barrels to 472 distribution points. Because 2005 shipments in the midwest and eastern U.S. exceeded 2003 shipments in the same territory, the Company paid A-B the Additional Margin on 7,000 barrels. For the six month period ended December 31, 2004, the Margin was paid to A-B on shipments totaling 38,000 barrels to 371 distribution points and the retroactive increase on June 2004 shipments was paid on approximately 20,000 barrels. For the six months ended June 30, 2004, the Margin was paid to A-B on shipments totaling 84,000 barrels to 495 Alliance distribution points. The Margin paid is reflected as a reduction of sales in the Company’s statements of operations.

Retail Operations and Other Sales.  Sales in the Company’s retail operations and other sales increased $465,000 to $5,317,000 in 2005 from $4,851,000 for same 2004 period, primarily the result of an increase in special event and food sales.

Excise Taxes.  Excise taxes increased $153,000 to $3,421,000 in 2005 compared to $3,268,000 in 2004, primarily the result of the overall increase in 2005 shipments compared to 2004. The Company continues to be responsible for federal and state excise taxes for all shipments, including those to Craft Brands and those brewed under contract. The comparability of excise taxes as a percentage of net sales is impacted by average revenue per barrel, the mix of sales in the midwest and eastern U.S., sales to Craft Brands, sales of beer brewed on a contract basis, pub sales, and the estimated annual average federal and state excise tax rates.

Cost of Sales.  Comparing 2005 and 2004, cost of sales increased 1%, or $373,000, yet declined on a per barrel basis. The decline on a per barrel basis is primarily attributable to a decrease in freight, offset by a slight increase in the cost of new packaging. Although the Company experienced higher freight costs on shipments to midwest and eastern markets during the second half of 2005, full year freight costs declined by nearly 27% compared to 2004, as the cost of shipping Redhook products in the western U.S. became the responsibility of Craft Brands in the third quarter of 2004. The Company introduced a new packaging and label design in the western U.S. markets in May 2005 and in midwest and eastern U.S. in the fourth quarter of 2005. Based upon the breweries’ combined theoretical production capacity of 375,000 barrels for 2005 and 2004, the utilization rates were 60% and 58%, respectively. Capacity utilization rates are calculated by dividing the Company’s total shipments by the combined theoretical production capacity.

In January 2003, the Company entered into a licensing agreement with Widmer to produce and sell Widmer Hefeweizen in states east of the Mississippi River. Brewing of this product is conducted at the New Hampshire Brewery under the supervision and assistance of Widmer’s brewing staff to insure their brand’s quality and matching taste profile. The Company shipped 25,600 and 17,800 barrels of Widmer Hefeweizen during 2005 and 2004, respectively. A licensing fee of $399,000 and $266,000 due to Widmer is reflected in the Company’s statement of operations for the years ended December 31, 2005 and 2004, respectively.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $855,000 to $6,784,000 from expenses of $7,639,000 in 2004, significantly impacted by the formation of Craft Brands. A significant reduction in advertising, marketing and selling costs in the western U.S. following the transition to Craft Brands was somewhat offset by an increase in advertising and promotional spending and additional sales personnel in midwest and eastern markets. While the Company and Widmer sought the regulatory approval required for Craft Brands to become fully operational, they agreed to share certain sales-related costs, primarily salaries and overhead. The Company’s share of those costs totaled $554,000 in 2004 and is reflected in the Company’s statement of operations as selling, general and administrative expenses.

Income from Equity Investment in Craft Brands.  In accordance with the Craft Brands Operating Agreement, the Company made a $250,000 sales and marketing capital contribution to Craft Brands, which was to be used by Craft Brands for expenses related to the marketing, advertising, and promotion of Redhook products. After giving effect to the allocation of the sales and marketing contribution, which is allocated 100% to Redhook, and giving effect to income attributable to the Kona brand, which is shared differently between the Company and Widmer through 2006, the Operating Agreement dictates that remaining profits and losses of Craft Brands are allocated between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively. For the year ended December 31, 2005, the Company’s share of Craft Brands net income totaled $2,392,000. This share of Craft Brands’ profit was net of $135,000 of the Special Marketing Expense that had been incurred by Craft Brands during the same period and was fully allocated to the Company. As of December 31, 2005, the entire $250,000 2004 sales and marketing capital contribution made by the Company had been used by Craft Brands for designated Special Marketing Expenses and netted against Craft Brands’ profits allocated to the Company. For the six months ended December 31, 2004, the Company’s share of Craft Brands’ net income totaled $1,123,000. This share of Craft Brands’ profit was net of $115,000 of the Special Marketing Expense that had been incurred by Craft Brands during the same period and was fully allocated to the Company. Net cash flow of Craft Brands, if any, is generally distributed monthly to the Company based on the Company’s cash flow percentage of 42%. During the 2005 and 2004, the Company received cash distributions of $2,769,000 and $903,000, respectively, representing its share of the net cash flow of Craft Brands.

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

Other Income, Net.  Other income, net increased by $9,000 to income of $125,000 in 2005 compared to income of $116,000 in 2004. Results for 2005 include approximately $126,000 in interest income earned on interest-bearing deposits and $26,000 resulting from loss on the disposal of brewing equipment. Results for 2004 include approximately $45,000 in interest income earned on interest-bearing deposits and $71,000 of other income, primarily consisting of a filing commission from a state taxing authority.

Income Taxes.  The Company’s effective income tax rate was a 22% expense in 2005 as compared to a 36% expense for in 2004. In 2005 and 2004, the Company increased the valuation allowance by $502,000 and $416,000, respectively, to cover net tax operating loss carry forwards and other net deferred tax assets. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically certain federal and state NOLs that may expire before the Company is able to utilize the tax benefit. Realization of the benefit is dependent on the Company’s ability to generate future U.S. taxable income. To the extent that the Company continues to be unable to generate adequate taxable income in future periods, the Company will not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering potentially expiring NOLs.

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

Sales.  Craft Brands’ sales totaled $60,784,000 for the year ended December 31, 2005 and $27,777,000 for the six months ended December 31, 2004. In addition to selling 126,500 barrels of the Company’s product to wholesalers in the Western Territory during the year ended December 31, 2005 and 63,600 barrels during the six months ended December 31, 2004, Craft Brands also sold products brewed by Widmer and Kona Brewery LLC (“Kona”). Average wholesale revenue per barrel for all draft products sold by Craft Brands, net of discounts, increased approximately 1% during the twelve months of 2005 as compared to the six months of 2004. Average wholesale revenue per barrel for all bottle products sold by Craft Brands, net of discounts, increased approximately 2% during the twelve months of 2005 as compared to the six months of 2004. For the year ended December 31, 2005, average wholesale revenue per barrel for all products sold by Craft Brands was approximately 5% higher than average wholesale revenue per barrel on sales to wholesalers by the Company during the same period. Craft Brands’ sales efforts during 2005 and 2004 included a reduction in discounting on the Company’s products. Craft Brands also pays a fee to A-B in connection with sales to A-B that are comparable to fees paid by the Company.

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

The Company had $9,435,000 and $6,436,000 of cash and cash equivalents at December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, the Company had working capital of $8,310,000 and $5,232,000. The Company’s long-term debt as a percentage of total capitalization (long-term debt and common stockholders’ equity) was 6.6% and 7.3% as of December 31, 2006 and 2005, respectively. Cash provided by operating activities increased by $3,151,000 in 2006 from $1,509,000 in 2005. Cash provided by operating activities was higher in 2006 as a result of an increase in overall sales and higher gross margins due to lower cost of sales per barrel compared to 2005. Cost of sales is lower due to certain fixed and semi-variable costs included in cost of sales being spread over a larger sales volume for 2006 compared to 2005.

In 2006, the Company’s capital expenditures totaled $1,332,000. This amount includes $36,000 of non-cash capital expenditures for capital lease acquisitions made during 2006 for brewery equipment, $260,000 related to upgrades to brewing equipment at the Washington Brewery and $540,000 related to the expansion of fermentation capacity in the New Hampshire Brewery that was completed in late July 2006. Capital expenditures for fiscal year 2006 were more than the anticipated $888,000 due to the additional cost associated with the cellar expansion in New Hampshire in December 2006. This cellar expansion is related to the Company’s plans to bring on-line an additional 25,000 barrels of fermentation capacity in 2007 at an estimated cost of $1,000,000. Capital expenditures will be funded with operating cash flows.

In connection with the shipment of its draft products to wholesalers through the A-B Distribution Agreement, the Company collects refundable deposits on its kegs. Because wholesalers generally hold an inventory of the Company’s kegs at their warehouse and in retail establishments, A-B assists in monitoring the inventory of kegs to insure that the wholesaler can account for all kegs shipped. When a wholesaler cannot account for some of the Company’s kegs for which it is responsible, the wholesaler pays the Company a fixed fee and also forfeits its deposit for each keg determined to be lost. For the years ended December 31, 2006 and 2005, the Company reduced its brewery equipment by $643,000 and $305,000, which consists of lost keg fees and forfeited deposits.

The Company has a credit agreement with a bank under which a term loan (the “Term Loan”) is provided. In June 2006, the credit agreement was amended to extend the maturity date from June 5, 2007 to June 5, 2012. The Term Loan is secured by substantially all of the Company’s assets. Interest on the Term Loan accrues at London Inter Bank Offered Rate (“LIBOR”) plus 1.75% and the Company has the option to fix the applicable interest rate for up to twelve months by selecting LIBOR for one- to twelve- month periods as a base. As of December 31, 2006, there was $4,725,000 outstanding on the Term Loan, and the Company’s one-month LIBOR-based borrowing rate was 7.1%. The termination of the A-B Distribution Agreement for any reason would constitute an event of default under the credit agreement and the bank may declare the entire outstanding loan balance immediately due and payable. If this were to occur, the Company could seek to refinance its Term Loan with one or more banks or obtain additional equity capital; however, there can be no assurance the Company would be able to access additional capital to meet its needs or that such additional capital would be at commercially reasonable terms.

The terms of the credit agreement require the Company to meet certain financial covenants. The Company was in compliance with all covenants at December 31, 2006 and expects that it will remain in compliance with its debt covenants for the next twelve months. In December 2001, March 2003, February 2004 and October 2004, the credit agreement was amended to modify several financial covenants. In January 2006, the credit agreement was amended to eliminate the tangible net worth covenant (shareholders’ equity less intangible assets) as of the year ended December 31, 2005. These modifications to the financial covenants have reduced the likelihood that a violation of the covenants by the Company will occur in the future. However, if the Company were to report a significant net loss for one or more quarters within a time period covered by the financial covenants, one or more of the covenants would be negatively impacted and could result in a violation. Failure to meet the covenants required by the credit agreement is an event of default and, at its option, the bank could deny a request for a waiver and declare the entire outstanding loan balance immediately due and payable. In such a case, the Company would seek to refinance the loan with one or more banks, potentially at less desirable terms. However, there can be no guarantee that additional financing would be available at commercially reasonable terms, if at all.

The following table summarizes the financial covenants required by the Term Loan and the Company’s current level of compliance with these covenants:

Quarter Ended
	Required by Term Loan	December 31, 2006

Capital ratio	Less than: 1.25:1	0.22:1
Working capital	Greater than: $1,900,000	$8,309,940
Fixed charge coverage ratio	Greater than: 1.15:1	3.314:1

Contractual Commitments.  The Company has certain commitments, contingencies and uncertainties relating to its normal operations. As of December 31, 2006, contractual commitments associated with the Company’s long-term debt, operating leases and raw material purchase commitments are as follows:

	Year Ended December 31,
	2007	2008	2009	2010	2011	Thereafter	Total

Long-term debt(1)	$468	$468	$468	$462	$453	$2,475	$4,794
Operating leases(2)	70	70	102	272	276	11,728	12,518
Malt and hop commitments(3)	2,533	579	—	—	—	—	3,112
Other operational commitments(4)	138	101	31	21	19	1	311

	$3,209	$1,218	$601	$755	$748	$14,204	$20,735

(1)	Represents annual principal payments required on the Company’s Term Loan and annual lease payments (including portion of payments imputed as interest) on capital lease obligations. Interest on the Term Loan accrues at LIBOR plus 1.75% and interest on capital leases are calculated at the Company’s incremental borrowing rate at the inception of each lease. Monthly interest payments on the Term Loan are not reflected above. The termination of the A-B Distribution Agreement for any reason would constitute an event of default under the credit agreement and the bank may declare the entire outstanding loan balance immediately due and payable.

(2)	Represents minimum aggregate future lease payments under noncancelable operating leases.

(3)	Represents purchase commitments to ensure that the Company has the necessary supply of malted barley and specialty hops to meet future production requirements. Payments for malted barley are made as deliveries are received. Hop contracts generally provide for payment upon delivery of the product with the balance due on any unshipped product during the year following the harvest year. The Company believes that, based upon its relationships with its hop suppliers, the risk of non-delivery is low and that if non-delivery of its required supply of hops were to occur, the Company would be able to purchase hops to support its operations from other competitive sources. Malt and hop commitments in excess of future requirements, if any, will not materially affect the Company’s financial condition or results of operations.

(4)	Represents legally-binding production and operating purchase commitments.

Certain Considerations: Issues and Uncertainties

The Company does not provide forecasts of future financial performance or sales volumes, although this Annual Report contains certain other types of forward-looking statements that involve risks and uncertainties. The Company may, in discussions of its future plans, objectives and expected performance in periodic reports filed by the Company with the Securities and Exchange Commission (or documents incorporated by reference therein) and in written and oral presentations made by the Company, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on assumptions that the Company believes are reasonable, but are by their nature inherently uncertain. In all cases, there can be no assurance that such assumptions will prove correct or that projected events will occur. Actual results could differ materially from those projected depending on a variety of factors, including, but not limited to, the successful execution of market development and other plans, and the availability of financing and the issues discussed in “Item 1A. Risk Factors” above. In the event of a negative outcome of any one these factors, the trading price of the Company’s Common Stock could decline and an investment in the Company’s Common Stock could be impaired.

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

Income Taxes.  The Company records federal and state income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes or tax benefits reflect the tax effect of temporary differences between the amounts of assets and liabilities for financial reporting purposes and amounts as measured for tax purposes as well as for tax net operating loss and credit carry forwards. As of December 31, 2006, the Company’s deferred tax assets were primarily comprised of NOLs of $26.5 million, or $9.0 million tax-effected; federal and state alternative minimum tax credit carry forwards of $166,000; and state NOL carry forwards of $219,000 tax-effected. In assessing the realizability of the deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income during the periods in which those temporary differences become deductible. The Company considered the scheduled reversal of deferred tax liabilities, projected future taxable income and other factors in making this assessment. The Company’s estimates of future taxable income takes into consideration, among other items, estimates of future taxable income related to depreciation. Based upon the available evidence, the Company does not believe it is more likely than not that all of the deferred tax assets will be realized. Accordingly, the Company established a valuation allowance in 2002, increased it further in 2003, 2004, and 2005 and decreased it in 2006 to cover certain federal and state NOLs that may expire before the Company is able to utilize the tax benefit. As of December 31, 2006 and 2005, the Company had a valuation allowance of $1,059,000 and $1,656,000, respectively. To the extent that the Company continues to be unable to generate adequate taxable income in future periods, the Company will not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering potentially expiring NOLs.

Long-Lived Assets.  The Company evaluates potential impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes procedures for review of recoverability and measurement of impairment, if necessary, of long-lived assets, goodwill and certain identifiable intangibles. When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to projected future undiscounted cash flows in addition to other quantitative and qualitative analyses. Upon indication that the carrying value of such assets may not be recoverable, the Company will recognize an impairment loss by a charge against current operations. Fixed assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. During 2006, the Company performed an analysis of its brewery assets to determine if an impairment might exist. The Company’s estimate of future undiscounted cash flows indicated that such carrying values were expected to be recovered. Nonetheless, it is possible that the estimate of future undiscounted cash flows may change in the future, resulting in the need to write down those assets to their fair value.

Investment in Craft Brands.  The Company has assessed its investment in Craft Brands pursuant to the provisions of FIN No. 46R, Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51.  FIN No. 46R clarifies the application of consolidation accounting for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest; these entities are referred to as variable interest entities. Variable interest entities within the scope of FIN No. 46R are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN No. 46R also requires disclosure of significant variable interests in variable interest entities for which a company is not the primary beneficiary. The Company has concluded that its investment in Craft Brands meets the definition of a variable interest entity but that the Company is not the primary beneficiary. In accordance with FIN No. 46R, the Company has not consolidated the financial statements of Craft Brands with the financial statements of the Company, but instead accounted for its investment in Craft Brands under the equity method, as outlined by APB No. 18, The Equity Method of Accounting for Investments in Common Stock. The equity method requires that the Company recognize its share of the net earnings of Craft Brands by increasing its investment in Craft Brands in the Company’s balance sheet and recognizing income from equity investment in the Company’s statement of operations. A cash distribution or the Company’s share of a net loss reported by Craft Brands is reflected as a decrease in investment in Craft Brands in the Company’s balance sheet. The Company does not control the amount or timing of cash distributions by Craft Brands. The Company recognized $2,655,000 and $2,392,000 of undistributed earnings related to its investment in Craft Brands for the years ended December 31, 2006 and 2005, respectively. The Company received cash distributions of $2,621,000 and $2,769,000, representing its share of the net cash flow of Craft Brands for the years ended December 31, 2006 and 2005, respectively. The Company’s share of the earnings of Craft Brands contributed a significant portion of income to the Company’s results of operations. Separate financial statements for Craft Brands are filed with this Annual Report on Form 10-K in Part IV., Item 15. Exhibits and Financial Statement Schedules, in accordance with Rule 3-09 of Regulation S-X. The Company will periodically review its investment in Craft Brands to ensure that it complies with the guidelines prescribed by FIN No. 46R.

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

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an Amendment of ARB No. 43, Chapter 4. SFAS No. 151 requires idle facility expenses, abnormal freight, handling costs, and wasted material (spoilage) to be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this SFAS No. 151 has not had a material effect on the Company’s financial condition or results of operations.

On January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, which revises SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees and directors be recognized as expense in the statement of operations based on their fair values and vesting periods. The Company is required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations. The Company elected to follow the “modified prospective” transition method, one of two methods prescribed by the standard, for implementing SFAS No. 123R. Under the modified prospective method, compensation cost is recognized beginning with the effective date (i) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (ii) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. Stock-based compensation expense recognized in the Company’s statement of operations for the year ended December 31, 2006 totaled $54,000 and is solely attributable to stock options granted to the board of directors in May 2006. No compensation expense was recognized in 2006 for stock options outstanding as of December 31, 2005 because these options were fully vested prior to the January 1, 2006 adoption of SFAS No. 123R.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which is a replacement of APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively such that all prior period financial statements are presented in accordance with the new accounting principle, unless impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement”. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company is not currently contemplating an accounting change which would be impacted by SFAS No. 154.

In September 2004, the consensus of Emerging Issues Task Force (“EITF”) Issue No. 04-10, Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds, was published. EITF No. 04-10 addresses how an enterprise should evaluate the aggregation criteria of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, when determining whether operating segments that do not meet the quantitative thresholds may be aggregated in accordance with SFAS No. 131. The consensus in EITF No. 04-10 was applied for fiscal years ending after September 15, 2005. This consensus did not have an impact on the Company’s disclosures.

In September 2005, the FASB ratified EITF No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. EITF No. 04-13 provides guidance on whether two or more inventory purchase and sales transactions with the same counterparty should be viewed as a single exchange transaction within the scope of APB No. 29, “Accounting for Nonmonetary Transactions.” In addition, EITF No. 04-13 indicates whether nonmonetary exchanges of inventory within the same line of business should be recognized at cost or fair value. EITF No. 04-13 was effective as of April 1, 2006. This consensus did not have an impact on the Company’s financial statements.

In June 2006, the FASB ratified the consensuses of EITF No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). EITF No. 06-3 indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the issue is an accounting policy decision. The Company’s accounting policy is to present the taxes within the scope of EITF No. 06-3 on a gross basis. In accordance with the guidance presented in EITF No. 06-3, the Company’s statements of operations separately disclose excise taxes, thus following the approach described as the “gross basis”.

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. An enterprise shall disclose the cumulative effect of the change on retained earnings in the statement of financial position as of the date of adoption and such disclosure is required only in the year of adoption. The Company is in the process of analyzing the implications of FIN No. 48. The Company does not anticipate this statement will have a material effect on its results of operations or financial condition.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB No. 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 clarifies the SEC staff’s beliefs regarding the process of quantifying financial statement misstatements and is effective for fiscal years ending after November 15, 2006. The Company does not expect SAB No. 108 to have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The standard applies whenever other standards require, or permit, assets or liabilities to be measured at fair value. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on the financial statements.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted. The Company is currently evaluating the requirements of SFAS No. 159 and has not yet determined the impact on the financial statements.

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

The Company did not have any derivative financial instruments as of December 31, 2006.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Redhook Ale Brewery, Incorporated

We have audited the accompanying balance sheets of Redhook Ale Brewery, Incorporated (“the Company”) as of December 31, 2006 and 2005 and the related statements of operations, common stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redhook Ale Brewery, Incorporated as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 3 to the financial statements, the Company adopted a new principle of accounting for share-based payments in accordance with Financial Accounting Standards Board Statement No. 123 R, Share-Based Payment.

Seattle, Washington
March 23, 2006

REDHOOK ALE BREWERY, INCORPORATED

BALANCE SHEETS

	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$9,435,073	$6,435,609
Accounts receivable, net of allowance for doubtful accounts of $68,808 and $7,599 in 2006 and 2005, respectively	1,842,388	1,297,404
Trade receivable from Craft Brands	854,507	698,272
Inventories	2,571,732	3,027,720
Deferred income tax asset, net	506,886	—
Other	203,594	502,667

Total current assets	15,414,180	11,961,672
Fixed assets, net	58,076,434	60,379,901
Investment in Craft Brands	127,555	92,806
Other assets	222,573	143,326

Total assets	$73,840,742	$72,577,705

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,233,689	$1,990,627
Trade payable to Craft Brands	324,900	367,590
Accrued salaries, wages and payroll taxes	1,547,482	1,259,823
Refundable deposits	2,153,127	2,440,796
Other accrued expenses	380,394	211,200
Current portion of long-term debt and capital lease obligations	464,648	459,245

Total current liabilities	7,104,240	6,729,281

Long-term debt and capital lease obligations, net of current portion	4,321,616	4,751,920

Deferred income tax liability, net	1,548,699	946,395

Other liabilities	173,768	123,542

Common stockholders’ equity:
Common stock, par value $0.005 per share, authorized, 50,000,000 Shares; issued and outstanding, 8,281,489 shares in 2006 and 8,222,609 shares in 2005	41,407	41,113
Additional paid-in capital	68,977,402	68,828,009
Retained deficit	(8,326,390)	(8,842,555)

Total common stockholders’ equity	60,692,419	60,026,567

Total liabilities and common stockholders’ equity	$73,840,742	$72,577,705

The accompanying notes are an integral part of these financial statements.

REDHOOK ALE BREWERY, INCORPORATED

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004

Sales	$40,006,708	$34,520,401	$36,639,552
Less excise taxes	4,292,324	3,421,494	3,267,513

Net sales	35,714,384	31,098,907	33,372,039
Cost of sales	30,918,137	27,543,639	27,171,255

Gross profit	4,796,247	3,555,268	6,200,784
Selling, general and administrative expenses	6,848,050	6,783,821	7,639,290
Income from equity investment in Craft Brands	2,655,248	2,391,936	1,123,283
Craft Brands shared formation expenses	—	—	534,628

Operating income (loss)	603,445	(836,617)	(849,851)
Interest expense	346,455	271,460	189,662
Other income, net	384,025	125,308	115,619

Income (loss) before income taxes	641,015	(982,769)	(923,894)
Income tax provision	124,850	217,674	331,000

Net income (loss)	$516,165	$(1,200,443)	$(1,254,894)

Basic earnings (loss) per share	$0.06	$(0.15)	$(0.18)

Diluted earnings (loss) per share	$0.06	$(0.15)	$(0.18)

The accompanying notes are an integral part of these financial statements.

REDHOOK ALE BREWERY, INCORPORATED

STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY

	Common Stock		Additional		Total Common
		Par	Paid-In	Retained	Stockholders’
	Shares	Value	Capital	Deficit	Equity

Balance as of January 1, 2004	6,226,306	$31,132	$54,250,059	$(6,365,018)	$47,916,173
Issuance of common stock to A-B in exchange for Series B preferred stock	1,808,243	9,041	14,245,814	—	14,254,855
Issuance of common stock	153,650	768	265,893	—	266,661
Other	—	—	—	(22,200)	(22,200)
Net loss	—	—	—	(1,254,894)	(1,254,894)

Balance as of December 31, 2004	8,188,199	40,941	68,761,766	(7,642,112)	61,160,595
Issuance of common stock	34,410	172	66,243	—	66,415
Net loss	—	—	—	(1,200,443)	(1,200,443)

Balance as of December 31, 2005	8,222,609	41,113	68,828,009	(8,842,555)	60,026,567
Issuance of common stock	58,880	294	149,393		149,687
Net income				516,165	516,165

Balance as of December 31, 2006	8,281,489	$41,407	$68,977,402	$(8,326,390)	$60,692,419

The accompanying notes are an integral part of these financial statements.

REDHOOK ALE BREWERY, INCORPORATED

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004

Operating Activities
Net income (loss)	$516,165	$(1,200,443)	$(1,254,894)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,999,916	2,938,088	2,944,412
Deferred income taxes	95,418	176,597	301,000
Loss on disposition of fixed assets	—	25,631	—
Income from equity investment in Craft Brands less than (in excess of) cash distributions	(34,749)	377,195	(219,901)
Stock-based compensation	53,760	—	—
Changes in operating assets and liabilities:
Accounts receivable	(544,984)	(173,929)	563,260
Trade receivables from Craft Brands	(156,235)	(299,565)	(398,707)
Inventories	455,988	(27,411)	341,697
Other current assets	299,073	3,661	(259,290)
Other assets	(86,146)	(131,140)	4,400
Accounts payable and other accrued expenses	243,062	(128,676)	(274,059)
Trade payable to Craft Brands	(42,690)	(63,499)	431,089
Accrued salaries, wages and payroll taxes	287,659	39,575	(341,278)
Refundable deposits	354,850	(85,292)	253,760
Other liabilities	219,420	58,639	64,903

Net cash provided by operating activities	4,660,507	1,509,431	2,156,392

Investing Activities
Expenditures for fixed assets	(1,295,668)	(585,392)	(252,098)
Investment in Craft Brands	—	—	(250,100)
Proceeds from disposition of fixed assets	—	305,260	—
Other, net	—	4,961	(4,583)

Net cash used in investing activities	(1,295,668)	(275,171)	(506,781)

Financing Activities
Payment to A-B pursuant to exchange and recapitalization agreement	—	—	(2,000,000)
Principal payments on debt and capital lease obligations	(461,302)	(454,687)	(450,000)
Issuance of common stock	95,927	66,415	266,661

Net cash used in financing activities	(365,375)	(388,272)	(2,183,339)

Increase (decrease) in cash and cash equivalents	2,999,464	845,988	(533,728)
Cash and cash equivalents:
Beginning of period	6,435,609	5,589,621	6,123,349

End of period	$9,435,073	$6,435,609	$5,589,621

Supplemental Disclosures
Cash paid for interest	$343,629	$182,202	$186,888

Cash paid for taxes Acquisition of fixed assets under capital leases	$36,401	$40,852	$—

Issuance of 1,808,243 shares of common stock to A-B and payment of $2,000,000 to A-B in exchange for 1,289,872 shares of preferred stock held by A-B	$—	$—	$14,232,655

The accompanying notes are an integral part of these financial statements.

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1.	Nature of Operations

Redhook Ale Brewery, Incorporated (the “Company”) was formed in 1981 to brew and sell craft beer. The Company produces its specialty bottled and draft products in its two Company-owned breweries. The Washington Brewery, located in the Seattle suburb of Woodinville, Washington, began limited operations in late 1994 and became fully operational after additional phases of construction were completed in 1996 and 1997. The Company’s New Hampshire Brewery, located in Portsmouth, New Hampshire, began brewing operations in late 1996 and expanded its operations in 2002, 2003 and 2006 by increasing its fermentation capacity. Each brewery also operates a pub on the premises, promoting the Company’s products, offering dining and entertainment facilities, and selling retail merchandise.

Since 1997, the Company’s products have been distributed in the U.S. in 48 states. Prior to establishing a distribution relationship with Anheuser-Busch, Incorporated (“A-B”) in 1994, the Company distributed its products regionally through distributors in eight western states: Washington, California (northern), Oregon, Idaho, Montana, Wyoming, Colorado and Alaska. In October 1994, the Company entered into a distribution alliance (“Distribution Alliance” or the “Alliance”) with A-B, consisting of a national distribution agreement and an investment by A-B in the Company (the “A-B Investment Agreement”). The Alliance gave the Company access to A-B’s national distribution network to distribute its products while existing wholesalers, many of which were part of the A-B distribution network, continued to distribute the Company’s products outside of the Distribution Alliance. Pursuant to the A-B Investment Agreement, A-B invested approximately $30 million to purchase 1,289,872 shares of the Company’s convertible redeemable Series B Preferred Stock (the “Series B Preferred Stock”) and 953,470 shares of the Company’s common stock (“Common Stock”), including 716,714 shares issued concurrent with the Company’s initial public offering.

In August 1995, the Company completed the sale of 2,193,492 shares of Common Stock through an initial public offering in addition to the 716,714 common shares purchased by A-B. The net proceeds of the offerings totaled approximately $46 million.

On July 1, 2004, the Company completed a restructuring of its ongoing relationship with A-B by executing two new agreements: an exchange and recapitalization agreement and a distribution agreement. The terms of the exchange and recapitalization agreement provided that the Company issue 1,808,243 shares of Common Stock to A-B in exchange for 1,289,872 shares of Series B Preferred Stock held by A-B. The Series B Preferred Stock, reflected on the Company’s balance sheet at approximately $16.3 million, was cancelled. In connection with the exchange, the Company also paid $2.0 million to A-B in November 2004. The terms of the new distribution agreement with A-B (the “A-B Distribution Agreement”) provided for the Company to continue to distribute its product in the midwest and eastern U.S. through A-B’s national distribution network by selling its product to A-B. The new A-B Distribution Agreement has a term that expires on December 31, 2014, subject to automatic renewal for an additional ten-year period unless A-B provides written notice of non-renewal to the Company on or prior to June 30, 2014. The A-B Distribution Agreement is subject to early termination, by either party, upon the occurrence of certain events.

On July 1, 2004, the Company also entered into definitive agreements with Widmer Brothers Brewing Company (“Widmer”) with respect to the operation of a joint venture, Craft Brands Alliance LLC (“Craft Brands”). Pursuant to these agreements, the Company and Widmer manufacture and sell their product to Craft Brands at a price substantially below wholesale pricing levels; Craft Brands, in turn, advertises, markets, sells and distributes the Company’s and Widmer’s products to wholesale outlets in the western U.S. through a distribution agreement between Craft Brands and A-B.

2.	Subsequent Events

On January 3, 2007 the Company publicly disseminated a press release announcing it is entering into preliminary discussions with Widmer Brothers Brewing Company regarding the possibility of combining the two

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

companies. These negotiations are continuing. As a result of these discussions, on January 2, 2007, the Company adopted a Company-wide severance plan that permits the payment of severance benefits to all full-time employees, other than executive officers, in the event an employee’s employment is terminated as a result of a merger or other business combination with Widmer Brothers Brewing Company.

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

Accounts Receivable

Accounts receivable is comprised of trade receivables due from wholesalers and A-B for beer and promotional product sales. Because of state liquor laws and each wholesaler’s agreement with A-B, the Company does not have collectibility issues related to the sale of its beer products. Accordingly, the Company does not regularly provide an allowance for doubtful accounts for beer sales. The Company has provided an allowance for promotional merchandise that has been invoiced to the wholesaler. This allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on historical customer experience and other currently available evidence. When a specific account is deemed uncollectible, the account is written off against the allowance. Accounts receivable on the Company’s balance sheets included an allowance for doubtful accounts of $69,000 and $8,000 as of December 31, 2006 and 2005, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company regularly reviews its inventories for the presence of obsolete product attributed to age, seasonality and quality. Inventories that are considered obsolete are written off or adjusted to carrying value. Inventories on the Company’s balance sheet as of December 31, 2006 are reduced by a $12,000 reserve for obsolescence. Inventories on the Company’s balance sheet as of December 31, 2005 do not include a reserve for obsolescence.

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

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

Investment in Craft Brands Alliance LLC

The Company has assessed its investment in Craft Brands pursuant to the provisions of FASB FIN No. 46 Revised, Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51 (“FIN No. 46R”). FIN No. 46R clarifies the application of consolidation accounting for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest; these entities are referred to as variable interest entities. Variable interest entities within the scope of FIN No. 46R are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN No. 46R also requires disclosure of significant variable interests in variable interest entities for which a company is not the primary beneficiary. The Company has concluded that its investment in Craft Brands meets the definition of a variable interest entity but that the Company is not the primary beneficiary. In accordance with FIN No. 46R, the Company has not consolidated the financial statements of Craft Brands with the financial statements of the Company, but instead accounted for its investment in Craft Brands under the equity method, as outlined by APB No. 18, The Equity Method of Accounting for Investments in Common Stock. The equity method requires that the Company recognize its share of the net earnings of Craft Brands by increasing its investment in Craft Brands in the Company’s balance sheet and recognizing income from equity investment in the Company’s statement of operations. A cash distribution or the Company’s share of a net loss reported by Craft Brands is reflected as a decrease in investment in Craft Brands in the Company’s balance sheet. The Company does not control the amount or timing of cash distributions by Craft Brands. The Company periodically reviews its investment in Craft Brands to ensure that it complies with the guidelines prescribed by FIN No. 46R.

Long-Lived Assets

The Company evaluates potential impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes procedures for review of recoverability and measurement of impairment, if necessary, of long-lived assets, goodwill and certain identifiable intangibles. When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to projected future undiscounted cash flows in addition to other quantitative and qualitative analyses. Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss by a charge against current operations. Fixed assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. During 2006, the Company performed an analysis of its brewery assets to determine if impairment might exist. The Company’s estimate of future undiscounted cash flows indicated that such carrying values were expected to be recovered.

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

Excise Taxes

The federal government levies excise taxes on the sale of alcoholic beverages, including beer. For brewers producing less than 2.0 million barrels of beer per calendar year, the federal excise tax is $7 per barrel on the first 60,000 barrels of beer removed for consumption or sale during a calendar year, and $18 per barrel for each barrel in

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

excess of 60,000. Individual states also impose excise taxes on alcoholic beverages in varying amounts, which have also been subject to change. Sales as presented in the Company’s statements of operations, reflect the amount invoiced to the Company’s wholesalers and other customers. Excise taxes due to federal and state agencies are not collected from the Company’s customers, but rather are the responsibility of the Company. Net sales, as presented in the Company’s statements of operations, are reduced by applicable federal and state excise taxes.

Shipping and Handling Costs

Costs incurred for the shipping of finished goods are included in cost of sales in the Company’s statements of operations.

Income Taxes

The Company records federal and state income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, whereby deferred taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities as well as for tax net operating loss and credit carry forwards. These deferred tax assets and liabilities are measured under the provisions of the currently enacted tax laws. The Company will establish a valuation allowance if it is more likely than not that these items will either expire before the Company is able to realize their benefits or that future deductibility is uncertain.

Advertising Expenses

Advertising costs, comprised of radio, print and outdoor advertising, sponsorships and printed product information, as well as costs to produce these media, are expensed as incurred. For the years ended December 31, 2006, 2005 and 2004, advertising expenses totaling $365,000, $533,000 and $728,000, respectively, are reflected as selling, general and administrative expenses in the Company’s statements of operations.

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

Prior to the January 1, 2006 adoption of the SFAS No. 123R, Share-Based Payment, the Company accounted for its employee and director stock-based compensation plans using the intrinsic value method, as prescribed by APB No. 25, Accounting for Stock Issued to Employees. Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s statement of operations because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying Common Stock on the date of grant. As permitted, for all periods prior to January 1, 2006, the Company elected to adopt the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure.

On January 1, 2006, the Company adopted SFAS No. 123R, which revises SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees and directors be recognized as expense in

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

the statement of operations based on their fair values and vesting periods. The Company is required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations. The Company elected to follow the “modified prospective” transition method, one of two methods prescribed by the standard, for implementing SFAS No. 123R. Under the modified prospective method, compensation cost is recognized beginning with the effective date (i) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (ii) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.

On November 29, 2005, the board of directors of the Company approved an acceleration of vesting of all of the Company’s unvested stock options (the “Acceleration”). The Acceleration was effective for stock options outstanding as of December 30, 2005. These options were granted under the Company’s 1992 Stock Incentive Plan and 2002 Stock Option Plan. As a result of the Acceleration, options to acquire approximately 136,000 shares of the Company’s Common Stock, or 16% of total outstanding options, became exercisable on December 30, 2005. Of the approximately 136,000 shares subject to the Acceleration, options to acquire approximately 70,000 shares of the Company’s Common Stock at an exercise price of $1.865 would have otherwise fully vested in August 2006, and options to acquire approximately 66,000 shares of the Company’s Common Stock at an exercise price of $2.019 would have otherwise vested in August 2006 and August 2007. As a result of the Acceleration, the Company’s 2005 stock-based employee compensation expense determined under the fair value based method disclosed in the table below was higher than it would have been had the Acceleration not occurred. The Acceleration did not have a material impact on 2006 or 2005 results of operations.

The following table illustrates the effect on net loss and loss per share for the years ended December 31, 2005 and 2004 had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology as prescribed by the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148:

	Year Ended December 31,
	2005	2004

Net loss as reported	$(1,200,443)	$(1,254,894)
Add: Stock compensation as reported under APB 25	—	—
Less: Stock-based employee compensation expense determined under the fair value based method for all options, net of related tax effects	(244,585)	(256,161)

Pro forma net loss	$(1,445,028)	$(1,511,055)

Net loss per share
Basic
As reported	$(0.15)	$(0.18)
Proforma	$(0.18)	$(0.21)
Diluted
As reported	$(0.15)	$(0.18)
Proforma	$(0.18)	$(0.21)

Stock compensation disclosure for the year ended December 31, 2006 is not presented above because the amount of this expense is recognized in the financial statements. Stock-based compensation expense recognized in the Company’s statement of operations for the year ended December 31, 2006 totaled $54,000 and is solely attributable to stock options granted to the board of directors in May 2006. No compensation expense was

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

recognized in 2006 for stock options outstanding as of December 31, 2005 because these options were fully vested prior to the January 1, 2006 adoption of SFAS No. 123R.

On May 23, 2006, following the Company’s Annual Meeting of Shareholders, each non-employee director (other than A-B designated directors) was granted an immediately exercisable option to purchase 3,500 shares of Common Stock at $0.01 per share (the “Options”). The Options expired on June 30, 2006 and were granted under the Company’s 2002 Plan. On May 23, 2006, each grantee exercised his option to purchase 3,500 shares of Common Stock. The option grant resulted in stock compensation expense of $54,000. There were no other grants of options to purchase Common Stock in 2006.

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

The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2006	2005	2004

Expected life (years)	0 days	5 yrs.	5 yrs.
Risk-free interest rate	4.70%	3.88%	3.88%
Expected volatility rate	0.00%	46.0%	52.0%
Expected dividend yield	0.00%	0.0%	0.0%

The fair value of options granted in 2006, 2005 and 2004 is estimated on the date of grant using the Black-Scholes single option-pricing model with the following weighted average assumptions:

	2006	2005	2004

Total number of options granted	14,000	16,000	16,000
Estimated fair value of each option granted	$3.84	$1.24	$1.08
Total estimated fair value of all options granted	$54,000	$20,000	$17,000

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury securities with an equivalent remaining term. Prior to the adoption of SFAS No. 123R, expected stock price volatility was estimated using only historical volatility. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future. Because the 2006 grant of options to purchase Common Stock were immediately exercised by the director grantees, the expected life of the option and the stock price volatility were known and not estimated. Refer to the table of options currently outstanding in Note 8 for the weighted average exercise price for options granted during 2006, 2005 and 2004.

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

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Fair Value of Financial Instruments

The Company’s balance sheets include the following financial instruments: cash and cash equivalents, accounts receivable, inventory, accounts payable, accrued expenses, capital lease obligations and long-term debt. The Company believes the carrying amounts of current assets and liabilities and indebtedness in the balance sheets approximate the fair value.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an Amendment of ARB No. 43, Chapter 4. SFAS No. 151 requires idle facility expenses, abnormal freight, handling costs, and wasted material (spoilage) to be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this SFAS No. 151 has not had a material effect on the Company’s financial condition or results of operations.

On January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, which revises SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees and directors be recognized as expense in the statement of operations based on their fair values and vesting periods. The Company is required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations. The Company elected to follow the “modified prospective” transition method, one of two methods prescribed by the standard, for implementing SFAS No. 123R. Under the modified prospective method, compensation cost is recognized beginning with the effective date (i) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (ii) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. Stock-based compensation expense recognized in the Company’s statement of operations for the year ended December 31, 2006 totaled $54,000 and is solely attributable to stock options granted to the board of directors in May 2006. No compensation expense was recognized in 2006 for stock options outstanding as of December 31, 2005 because these options were fully vested prior to the January 1, 2006 adoption of SFAS No. 123R.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which is a replacement of APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively such that all prior period financial statements are presented in accordance with the new accounting principle, unless impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement”. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company is not currently contemplating an accounting change which would be impacted by SFAS No. 154.

In September 2004, the consensus of Emerging Issues Task Force (“EITF”) Issue No. 04-10, Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds, was published.

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

EITF No. 04-10 addresses how an enterprise should evaluate the aggregation criteria of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, when determining whether operating segments that do not meet the quantitative thresholds may be aggregated in accordance with SFAS No. 131. The consensus in EITF No. 04-10 was applied for fiscal years ending after September 15, 2005. This consensus did not have an impact on the Company’s disclosures.

In September 2005, the FASB ratified EITF No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. EITF No. 04-13 provides guidance on whether two or more inventory purchase and sales transactions with the same counterparty should be viewed as a single exchange transaction within the scope of APB No. 29, “Accounting for Nonmonetary Transactions.” In addition, EITF No. 04-13 indicates whether nonmonetary exchanges of inventory within the same line of business should be recognized at cost or fair value. EITF No. 04-13 was effective as of April 1, 2006. This consensus did not have an impact on the Company’s financial statements.

In June 2006, the FASB ratified the consensuses of EITF No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). EITF No. 06-3 indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the issue is an accounting policy decision. The Company’s accounting policy is to present the taxes within the scope of EITF No. 06-3 on a gross basis. In accordance with the guidance presented in EITF No. 06-3, the Company’s statements of operations separately disclose excise taxes, thus following the approach described as the “gross basis”.

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. An enterprise shall disclose the cumulative effect of the change on retained earnings in the statement of financial position as of the date of adoption and such disclosure is required only in the year of adoption. The Company is in the process of analyzing the implications of FIN No. 48. The Company does not anticipate this statement will have a material effect on its results of operations or financial condition.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB No. 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 clarifies the SEC staff’s beliefs regarding the process of quantifying financial statement misstatements and is effective for fiscal years ending after November 15, 2006. The Company does not expect SAB No. 108 to have a material impact on the financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The standard applies whenever other standards require, or permit, assets or liabilities to be measured at fair value. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on the financial statements.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted. The Company is currently evaluating the requirements of SFAS No. 159 and has not yet determined the impact on the financial statements.

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

4.	Inventories

Inventories consist of the following:

	December 31,
	2006	2005

Raw materials	$666,938	$1,180,831
Work in process	622,352	950,827
Finished goods	247,333	262,618
Promotional merchandise	538,339	372,073
Packaging materials	496,770	261,371

	$2,571,732	$3,027,720

Work in process is beer held in fermentation tanks prior to the filtration and packaging process. Finished goods is presented net of an inventory reserve of $12,000 related to obsolete items.

5.	Fixed Assets

Fixed assets consist of the following:

	December 31,
	2006	2005

Brewery equipment	$46,387,322	$46,119,789
Buildings	35,838,145	35,831,040
Land and improvements	4,601,427	4,601,427
Furniture, fixtures and other equipment	2,284,062	2,277,994
Vehicles	81,730	81,730
Construction in progress	460,389	51,544

	89,653,075	88,963,524
Less accumulated depreciation and amortization	31,576,641	28,583,623

	$58,076,434	$60,379,901

As of December 31, 2006 and 2005, brewery equipment included property acquired under a capital lease with a cost of $77,000 and $41,000 and accumulated amortization of $18,000 and $6,000, respectively. The Company’s statement of operations for the years ended December 31, 2006 and 2005 includes $12,000 and $6,000 in amortization expense related to this leased property.

6.	Craft Brands Alliance LLC

On July 1, 2004, the Company entered into agreements with Widmer with respect to the operation of a joint venture sales and marketing entity, Craft Brands. Pursuant to these agreements, the Company manufactures and sells its product to Craft Brands at a price substantially below wholesale pricing levels; Craft Brands, in turn, advertises, markets, sells and distributes the product to wholesale outlets in the western U.S. pursuant to a distribution agreement between Craft Brands and A-B.

The Company and Widmer have entered into a restated operating agreement with Craft Brands (the “Operating Agreement”) that governs the operations of Craft Brands and the obligations of its members, including capital contributions, loans and allocation of profits and losses.

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Operating Agreement requires the Company to make certain capital contributions to support the operations of Craft Brands. Contemporaneous with the execution of the Operating Agreement, the Company made a 2004 sales and marketing capital contribution in the amount of $250,000. The agreement designated this sales and marketing capital contribution be used by Craft Brands for expenses related to the marketing, advertising and promotion of the Company’s products. The Operating Agreement also requires an additional sales and marketing contribution in 2008 if the volume of sales of Redhook products in 2007 in the Craft Brands territory is less than 92% of the volume of sales of Redhook products in 2003 in the Craft Brands territory. In 2007, Widmer and Redhook entered into an amendment to the Operating Agreement to reduce the Redhook 2008 sales and marketing contribution to reflect the Company’s commitment to expand the production capacity of its Washington and New Hampshire Breweries to produce more Widmer products. Redhook’s 2008 sales and marketing contribution, if one is required, cannot exceed $310,000 and will be required to be paid by the Company in no more than three equal installments made on or before February 1, 2008, April 1, 2008 and July 1, 2008. Widmer has a similar obligation under the Operating Agreement with respect to a 2008 sales and marketing capital contribution that is capped at $750,000. The Operating Agreement also obligates the Company and Widmer to make other additional capital contributions only upon the request and consent of the Craft Brands’ board of directors.

The Operating Agreement also requires the Company and Widmer to make loans to Craft Brands to assist Craft Brands in conducting its operations and meeting its obligations. To the extent that cash flow from operations and borrowings from financial institutions is not sufficient for Craft Brands to meet its obligations, the Company and Widmer are obligated to lend to Craft Brands the funds the president of Craft Brands deems necessary to meet such obligations. As of December 31, 2006 and 2005, there are no loan obligations due to the Company.

The Operating Agreement also addresses the allocation of profits and losses of Craft Brands. After giving effect to the allocation of the sales and marketing capital contribution, if any, and after giving effect to income attributable to the shipments of the Kona brand, which is shared differently between the Company and Widmer through 2006, the remaining profits and losses of Craft Brands are allocated between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively. Net cash flow, if any, will generally be distributed monthly to the Company and Widmer based upon these cash flow percentages. No distribution will be made to the Company or Widmer unless, after the distribution is made, the assets of Craft Brands will be in excess of its liabilities, with the exception of liabilities to members, and Craft Brands will be able to pay its debts as they become due in the ordinary course of business.

For the years ended December 31, 2006 and 2005 shipments of the Company’s products to Craft Brands represented 45% and 56%, or 122,600 barrels and 126,500 barrels, respectively. For the year ended December 31, 2004 shipments of the Company’s products to Craft Brands represented 30% of total Company shipments, or 63,600 barrels. The amounts here for 2004 are for the last six months ended December 31, 2004.

For the year ended December 31, 2006, the Company’s share of Craft Brands net income totaled $2,655,000. For the year ended December 31, 2005, the Company’s share of Craft Brands net income totaled $2,392,000. This share of Craft Brands’ profit was net of $135,000 of the Special Marketing Expense that had been incurred by Craft Brands during the same period and was fully allocated to the Company. As of December 31, 2005, the entire $250,000 2004 sales and marketing capital contribution made by the Company had been used by Craft Brands for designated Special Marketing Expenses and netted against Craft Brands’ profits allocated to the Company. For the six months ended December 31, 2004, the Company’s share of Craft Brands’ net income totaled $1,123,000. This share of Craft Brands’ profit was net of $115,000 of the Special Marketing Expense that had been incurred by Craft Brands during the same period and was fully allocated to the Company.

In conjunction with the sale of Redhook product to Craft Brands, the Company’s balance sheets as of December 31, 2006 and 2005 reflect a trade receivable due from Craft Brands of $855,000 and $698,000, respectively, and a trade payable due to Craft Brands of $325,000 and $368,000, respectively.

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

During 2006 and 2005, the Company received cash distributions of $2,621,000 and $2,769,000, respectively, representing its share of the net cash flow of Craft Brands. As of December 31, 2006 and 2005, the Company’s investment in Craft Brands totaled $128,000 and $93,000, respectively.

Separate financial statements for Craft Brands are filed with the Company’s Form 10-K for the year ended December 31, 2005, Part IV., in Item 15. Exhibits and Financial Statement Schedules, in accordance with Rule 3-09 of Regulation S-X.

During the formation of Craft Brands, both the Company and Widmer incurred certain start-up expenses. During the period March 15, 2004 through June 30, 2004, while the companies sought the regulatory approval required for Craft Brands to become fully operational, the Company and Widmer agreed to share certain sales-related costs, primarily salaries and overhead. The Company’s share of those costs totaled $535,000 for the year ended December 31, 2004 and are reflected in the Company’s statement of operations for 2004.

7.	Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following:

	December 31,
	2006	2005

Term loan, payable to bank monthly at $37,500 plus accrued interest; interest at 7.1% at December 31, 2006; due June 5, 2012	$4,725,000	$5,175,000
Various capital lease obligations	61,264	36,165

	4,786,264	5,211,165
Current portion, term loan	(450,000)	(450,000)
Current portion, capital leases	(14,648)	(9,245)

Total current portion of term loan and capital leases	(464,648)	(459,245)

Long-term portion of term loan and capital leases	$4,321,616	$4,751,920

Term Loan

The Company has a credit agreement with a bank under which a term loan (the “Term Loan”) is provided. In June 2006, the credit agreement was amended to extend the maturity date from June 5, 2007 to June 5, 2012. The Term Loan is secured by substantially all of the Company’s assets. Interest on the Term Loan accrues at London Inter Bank Offered Rate (“LIBOR”) plus 1.75% and the Company has the option to fix the applicable interest rate for up to twelve months by selecting LIBOR for one- to twelve- month periods as a base. As of December 31, 2006, there was $4,725,000 outstanding on the Term Loan, and the Company’s one-month LIBOR-based borrowing rate was 7.1%. The termination of the A-B Distribution Agreement for any reason would constitute an event of default under the credit agreement and the bank may declare the entire outstanding loan balance immediately due and payable. If this were to occur, the Company could seek to refinance its Term Loan with one or more banks or obtain additional equity capital; however, there can be no assurance the Company would be able to access additional capital to meet its needs or that such additional capital would be at commercially reasonable terms.

The terms of the credit agreement require the Company to meet certain financial covenants. The Company was in compliance with all covenants as of year end and expects that it will remain in compliance with its debt covenants for the next twelve months. In December 2001, March 2003, February 2004 and October 2004, the credit agreement was amended to modify several financial covenants. In January 2006, the credit agreement was amended to eliminate the tangible net worth covenant (shareholders’ equity less intangible assets) as of the year ended December 31, 2005. These modifications to the financial covenants have reduced the likelihood that a violation of

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

the covenants by the Company will occur in the future. However, if the Company were to report a significant net loss for one or more quarters within a time period covered by the financial covenants, one or more of the covenants would be negatively impacted and could result in a violation. Failure to meet the covenants required by the credit agreement is an event of default and, at its option, the bank could deny a request for a waiver and declare the entire outstanding loan balance immediately due and payable. In such a case, the Company would seek to refinance the loan with one or more banks, potentially at less desirable terms. However, there can be no guarantee that additional financing would be available at commercially reasonable terms, if at all.

The Company made interest payments on the Term Loan totaling $312,000, $263,000, and $185,000, for the years ended December 31, 2006, 2005 and 2004, respectively.

Annual principal payments required on the Term Loan as of December 31, 2006 are as follows:

2007	$450,000
2008	450,000
2009	450,000
2010	450,000
2011	450,000
Thereafter	2,475,000

$4,725,000

Capital Leases Obligations

The Company has acquired small production equipment under various capital leases. As of December 31, 2006, future minimum lease payments under capital leases are as follows:

2007	$17,854
2008	17,854
2009	17,854
2010	11,710
2011	3,669

Total minimum lease payments	68,941
Less amount representing interest	(7,677)

Present value of minimum lease payments	$61,264

Interest on each capital lease is calculated at the Company’s incremental borrowing rate at the inception of each lease.

8.	Common Stockholders’ Equity

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

On July 1, 2004, the Company issued 1,808,243 shares of Common Stock to A-B in exchange for 1,289,872 shares of Series B Preferred Stock held by A-B. The Series B Preferred Stock was cancelled. A-B

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

was also granted certain contractual registration rights with respect to the shares of Common Stock held by A-B. In connection with the exchange, the Company paid $2,000,000 to A-B in November 2004. The impact of this exchange and recapitalization on the balance sheet as of December 31, 2004 was to reduce convertible preferred stock by $16,300,000, increase common stock by $9,000, increase additional paid-in capital by $14,200,000 and reduce cash by $2,000,000. As of December 31, 2006 and 2005, A-B held 33.3% and 33.6% of the Company’s outstanding shares of Common Stock, respectively.

In conjunction with the exercise of stock options granted under the Company’s stock option plans, the Company issued 58,880 shares of the Company’s Common Stock totaling $150,000 during the year ended December 31, 2006 and 34,410 shares of the Company’s Common Stock totaling $66,000 during the year ended December 31, 2005.

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

In 2002, the Company’s shareholders approved the 2002 Plan. The maximum number of shares of Common Stock for which options may be granted during the term of the 2002 Plan is 346,000. The compensation committee of the board of directors administers the 2002 Plan, determining to whom options are to be granted, the number of shares of Common Stock for which the options are exercisable, the purchase prices of such shares, and all other terms and conditions.

Options granted to employees of the Company in 2002 under the 2002 Plan were designated to vest over a five-year period, and options granted to the Company’s directors in 2002, 2003, 2004 and 2005 under the 2002 Plan became exercisable six months after the grant date. Options were granted at an exercise price equal to fair market value of the underlying Common Stock on the grant date and terminate on the tenth anniversary of the grant date. On May 23, 2006, options under the 2002 Plan were granted to the Company’s directors (other than A-B designated directors) at an exercise price less than the fair market value of the underlying Common Stock on the grant date. These options were immediately exercisable and expired on June 30, 2006. Each grantee exercised his option to purchase this Common Stock on May 23, 2006. There were no other grants of options to purchase Common Stock in 2006.

On November 29, 2005, the board of directors approved an acceleration of vesting of all of the Company’s unvested stock options. The Acceleration was effective for stock options outstanding as of December 30, 2005. These options were granted under the 1992 Plan and 2002 Plan. As a result of the Acceleration, options to acquire approximately 136,000 shares of the Company’s common stock, or 16% of total outstanding options, became exercisable on December 30, 2005. Of the approximately 136,000 shares subject to the Acceleration, options to acquire approximately 70,000 shares of the Company’s Common Stock at an exercise price of $1.865 would have otherwise fully vested in August 2006, and options to acquire approximately 66,000 shares of the Company’s Common Stock at an exercise price of $2.019 would have otherwise vested in August 2006 and August 2007. The Acceleration did not have a material impact on 2005 results of operations and the Company does not expect that the Acceleration will have a material impact on future periods.

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

Presented below is a summary of stock option plans’ activity for the years shown:

						Weighted
		Weighted	Weighted			Average
	Shares	Average	Average	Aggregate	Options	Exercise
	Subject to	Price per	Remaining	Intrinsic	Exercisable	Price per
	Options	Share	Contractual Life	Value	at End of Year	Share

Balance at January 1, 2004	1,372,322	$3.61	6.71	$285,124	766,562	$4.85
Granted	16,000	$2.45
Exercised	(153,650)	$1.74
Canceled	(180,142)	$6.19

Balance at December 31, 2004	1,054,530	$3.43	5.89	$624,841	703,760	$4.18
Granted	16,000	$3.15
Exercised	(34,410)	$1.93
Canceled	(189,800)	$4.92

Balance at December 31, 2005	846,320	$3.15	5.08	$700,258	846,320	$3.15
Granted	14,000	$0.01
Exercised	(58,880)	$1.63
Canceled	(18,000)	$17.04

Balance at December 31, 2006	783,440	$2.89	4.10	$1,950,534	783,440	$2.89

The aggregate intrinsic value of the outstanding stock options is calculated as the difference between the stock closing price as reported by NASDAQ on of the last day of the period and the exercise price of the shares. The market values as of December 31, 2006, 2005, 2004 and 2003 were $5.20, $3.17, $3.51 and $2.60, respectively. For 2006, there was no unrecognized stock-based compensation expense related to unvested stock options. For 2006, 2005 and 2004, the total intrinsic value of stock options exercised was $125,000, $38,000 and $74,000, respectively. For 2006, the total fair value of options vested was $54,000.

The following table summarizes information for options currently outstanding and exercisable at December 31, 2006:

	Options Outstanding
		Weighted Average		Options Exercisable
		Remaining	Weighted Average		Weighted Average
	Number of	Contractual Life	Exercise Price per	Number of	Exercise Price per
Range of Exercise Price	Outstanding	(Years)	Share	Exercisable	Share

$1.49 to $ 1.86	345,190	4.57	$1.86	345,190	$1.86
1.87 to 2.02	153,334	5.65	$2.02	153,334	$2.02
2.03 to 2.18	8,000	6.38	$2.18	8,000	$2.18
2.19 to 2.45	18,666	6.67	$2.44	18,666	$2.44
2.46 to 3.15	16,000	8.39	$3.15	16,000	$3.15
3.15 to 3.97	163,600	2.38	$3.97	163,600	$3.97
3.98 to 5.73	43,050	1.38	$5.73	43,050	$5.73
5.74 to 7.63	24,000	0.39	$7.63	24,000	$7.63
7.64 to 10.13	11,600	0.10	$10.13	11,600	$10.13

$1.49 to $10.13	783,440	4.10	$2.89	783,440	$2.89

Under the terms of the Company’s incentive stock option plans, employees and directors may be granted options to purchase the Company’s Common Stock at the market price on the date the option is granted. Under these

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

stock option plans, stock options granted at less than the fair market value on the date of grant are considered to be non-qualified stock options rather than incentive stock options. At December 31, 2006, 2005 and 2004, a total of 95,959, 109,559 and 87,109 options, respectively, were available for future grants under the 2002 plan. The Company had reserved approximately 879,399 shares of Common Stock for future issuance related to potential stock option exercises.

Shareholder Rights Agreement

The Company’s shareholder rights agreement, which was adopted by the board of directors in September 1995 and subsequently amended in May 1999 and May 2004, expired on September 22, 2005.

9.	Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Year Ended December 31,
	2006	2005	2004

Net income (loss)	$516,165	$(1,200,443)	$(1,254,894)
Preferred stock accretion	—	—	(22,200)

Income (loss) available to common stockholders	516,165	(1,200,443)	(1,277,094)

Weighted average common shares outstanding	8,250,613	8,206,219	7,228,674
Dilutive effect of stock options on weighted average common shares outstanding	274,542	—	—

Diluted weighted average common shares outstanding	8,525,155	8,206,219	7,228,674

Basic net income (loss) per share	$0.06	$(0.15)	$(0.18)

Diluted net income (loss) per share	$0.06	$(0.15)	$(0.18)

The outstanding stock options have been excluded from the calculation of diluted loss per share for the year ended December 31, 2005 because their effect is antidilutive. The convertible redeemable preferred stock and outstanding stock options have been excluded from the calculation of diluted loss per share for the year ended December 31, 2004 because their effect is antidilutive.

10.	Income Taxes

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2006	2005	2004

Current	$29,432	$41,077	$30,000
Deferred	95,418	176,597	301,000

Income tax provision	124,850	217,674	331,000

Current tax expense is attributable to state taxes. The Company paid income, equity and franchise taxes totaling $52,000, $42,000 and $30,000 during 2006, 2005 and 2004, respectively.

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

A reconciliation between the U.S. federal statutory tax rate and the Company’s effective tax rate is presented below:

	Year Ended December 31,
	2006	2005	2004

Federal statutory rate	34.0%	(34.0)%	(34.0)%
State taxes, net of federal benefit	2.9%	(2.9)%	(2.7)%
Permanent differences, primarily meals and entertainment	11.6%	6.8%	6.9%
Other items, net	11.7%	1.1%	20.6%
Adjustment to deferred tax asset tax rate	52.4%	0.0%	0.0%
Valuation allowance	(93.1)%	51.1%	45.0%

Effective income tax rate	19.5%	22.1%	35.8%

The Company assessed the tax rate utilized to record its deferred tax assets and liabilities during 2006. As a result of this assessment the deferred tax assets and liabilities were adjusted by $337,000 for a 52.4% effect on the net effective income tax rate.

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	Year Ended December 31,
	2006	2005

Deferred tax liabilities:
Tax-over-book depreciation	$9,760,169	$10,549,576
Other	—	154,349

	9,760,169	10,703,925
Deferred tax assets:
NOL and AMT credit carryforwards	9,405,515	10,938,218
Other	372,163	475,445
Valuation allowance	(1,059,322)	(1,656,133)

	8,718,356	9,757,530

Net deferred tax liability, net	$1,041,813	$946,395

As of December 31, 2006, the Company had federal NOLs of $26.5 million, or $9.0 million tax-effected; federal and state alternative minimum tax credit carry forwards of $166,000; and state NOL carry forwards of $219,000 tax-effected. The federal NOLs expire from 2012 through 2023; the alternative minimum tax credit can be utilized to offset regular tax liabilities in future years and has no expiration date; and the state NOLs expire from 2007 through 2024.

As of December 31, 2006 and 2005, the Company’s valuation allowance was $1,059,000 and $1,656,000, respectively. The Company established the valuation allowance in 2002 and increased it further in 2003, 2004 and 2005 to cover certain federal and state NOLs that may expire before the Company is able to utilize the tax benefit. The valuation allowance was decreased in 2006 by $597,000 and increased in 2005 by $502,000. In assessing the realizability of the deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income during the periods in which those temporary differences become deductible. The Company considered the scheduled reversal of deferred tax liabilities, projected future taxable income and other factors in making this assessment. The Company’s estimates of future taxable income take into consideration, among other items, estimates of future taxable income related to depreciation. Based upon the

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

available evidence, the Company does not believe it is more likely than not that all of the deferred tax assets will be realized. To the extent that the Company will not be able to generate adequate taxable income in future periods, the Company will not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering potentially expiring NOLs.

11.	Commitments

The Company’s non-cancelable operating lease arrangements include a lease of the land on which the New Hampshire Brewery sits as well as leases of various small equipment. The land lease began in May 1995 and runs through April 2047. The lease arrangement may be extended at the Company’s option for two additional seven-year terms. Monthly lease payments did not commence until completion of construction of the New Hampshire Brewery facility in July 1996. The lease agreement also includes an escalation clause, allowing for a 5% increase in the monthly lease payment at the end of every five-year period. The first five-year period expired in May 2005 and the lessor increased the monthly lease payment by the 5% as provided for in the agreement. Escalating rent expense is recorded on a straight-line basis over the term of the lease. The land lease also provides the Company with the first right of refusal to purchase the property should the lessor receive an offer to sell the property to a third party. The Company’s leases of various equipment generally have a term of five years.

Minimum aggregate future lease payments under non-cancelable operating leases as of December 31, 2006 are as follows:

2007	$69,957
2008	69,957
2009	102,147
2010	271,866
2011	276,251
Thereafter	11,727,947

$12,518,125

Rent expense under all operating leases, including short-term rentals as well as cancelable and noncancelable operating leases, totaled $328,000, $320,000 and $315,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Aggregate payments under unrecorded, unconditional purchase commitments as of December 31, 2006 are as follows:

2007	$2,671,015
2008	680,445
2009	30,515
2010	20,789
2011	18,528
Thereafter	772

$3,422,064

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company leases corporate office space to an unrelated party. The lease agreement expires in 2009. The Company recognized rental income for the years ended December 31, 2006, 2005 and 2004 of $194,000, $167,000 and $162,000, respectively. Future minimum lease rentals under the agreement total $547,000.

12.	Employee Benefit Plan

The Company maintains a 401(k) savings plan for employees age 21 years or older with at least six months of service. Employee contributions may not exceed a specific dollar amount determined by law and rules of the Internal Revenue Service. The Company matches 100% of each dollar contributed by a participant employed by the Company on the last day of the calendar year who has worked 1,000 or more hours with a maximum matching contribution of 4% of a participant’s eligible compensation. The Company’s contributions to the plan vest incrementally over five years of service by the employee. The Company’s contributions to the plan totaled $195,000, $167,000 and $205,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

The Company’s most significant wholesaler, K&L Distributors, Inc. (“K&L”), is responsible for distribution of the Company’s products in most of King County, Washington, which includes Seattle. K&L accounted for approximately 11%, 12% and 13% of total sales volume in 2006, 2005 and 2004, respectively. Shipments of the Company’s product to K&L during 2006, 2005 and the last six months of 2004 were made through Craft Brands. Due to state liquor regulations, the Company sells its product in Washington State directly to third-party beer distributors and returns a portion of the revenue to Craft Brands based upon a contractually determined formula.

For the year ended December 31, 2006, sales to A-B through the A-B Distribution Agreement represented 50% of total sales during the same period, or $17,159,000. For the year ended December 31, 2005, sales to A-B through the A-B Distribution Agreement represented 41% of total sales during the same period, or $14,124,000. For the six months ended December 31, 2004, sales to A-B through the A-B Distribution Agreement represented 40% of total sales during the same period, or $6,275,000. For the six months ended June 30, 2004, sales to A-B through the Distribution Alliance represented 67% of total sales during the same period, or $14,041,000.

In connection with all sales through the Distribution Alliance prior to July 1, 2004, the Company paid a Margin fee to A-B. The Margin did not apply to sales to wholesalers and others that were part of the A-B distribution network but that were not part of the Distribution Alliance, including most sales to Washington State wholesalers, sales to non-A-B wholesalers, sales by the Company’s retail operations, and dock sales. The July 1, 2004 A-B Distribution Agreement modified the Margin fee structure such that the Margin per barrel shipped increased and is paid on all sales through the new A-B Distribution Agreement. The Margin does not apply to sales to the Company’s retail operations or to dock sales. The Margin also does not apply to the Company’s sales to Craft Brands because Craft Brands pays a comparable fee on its resale of the product. The A-B Distribution Agreement also provides that the Company shall pay an additional fee on shipments that exceed shipments for the same territory during fiscal 2003 (the “Additional Margin”). In addition, the Exchange and Recapitalization Agreement provided that the Margin be retroactively increased to the rate provided in the A-B Distribution Agreement for all shipments in June 2004. For the years ended December 31, 2006 and 2005, the Margin was paid to A-B on shipments totaling 101,400 and 85,100 barrels to 503 and 472 distribution points. Because 2006 and 2005 shipments in the midwest and eastern U.S. exceeded 2003 shipments in the same territory, the Company paid A-B the Additional Margin on 23,000 and 7,000 barrels. For the six month period ended December 31, 2004, the Margin was paid to A-B on shipments totaling 38,000 barrels to 371 distribution points, and the retroactive increase on June 2004 shipments was paid on

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

approximately 20,000 barrels. For the six months ended June 30, 2004, the Margin was paid to A-B on shipments totaling 84,000 barrels to 495 Alliance distribution points.

In connection with all sales through the Distribution Alliance prior to July 1, 2004 and all sales through the A-B Distribution Agreement since July 1, 2004, the Company also paid additional fees to A-B related to administration and handling. Invoicing costs, staging costs, cooperage handling charges and inventory manager fees are reflected in cost of sales in the Company’s statement of operations. These fees collectively totaled approximately $129,000, $249,000 and $406,000 for the years ended December 31, 2006, 2005 and 2004, respectively. These fees were lower in 2006 compared to prior years as the Company recognized a refund of $124,000 from A-B in 2006 from over billed invoicing costs from 1995 through 2005.

The Company purchased certain materials through A-B totaling $7,308,000, $5,942,000 and $5,584,000 in 2006, 2005 and 2004, respectively.

In December 2003, the Company entered into a purchase and sale agreement with A-B for the purchase of the Pacific Ridge brand, trademark and related intellectual property. In consideration, the Company agreed to pay A-B a fee for 20 years based upon the shipments of the brand by the Company. A fee of $80,000, $83,000 and $80,000 due to A-B is reflected in the Company’s statements of operations for the years ended December 31, 2006, 2005 and 2004, respectively.

In conjunction with the shipment of its products to wholesalers, the Company collects refundable deposits on its pallets. In certain circumstances when the pallets are returned to the Company, A-B may return the deposit to the wholesaler. In May 2005, the Company reimbursed A-B approximately $881,000 for these pallet deposits.

The Company periodically leases kegs from A-B pursuant to an October 2001 letter of agreement. A lease and handling fee of $79,000, $32,000 and $20,000 is reflected in the Company’s statements of operations for the years ended December 31, 2006, 2005 and 2004, respectively.

In connection with the shipment of its draft products to wholesalers through the A-B Distribution Agreement, the Company collects refundable deposits on its kegs. Because wholesalers generally hold an inventory of the Company’s kegs at their warehouse and in retail establishments, A-B assists in monitoring the inventory of kegs to insure that the wholesaler can account for all kegs shipped. When a wholesaler cannot account for some of the Company’s kegs for which it is responsible, the wholesaler pays the Company, for each keg determined to be lost, a fixed fee and also forfeits the deposit. For the years ended December 31, 2006 and 2005, the Company reduced its brewery equipment by $643,000 and $305,000, which consists of lost keg fees and forfeited deposits.

In certain instances, the Company may ship its product to A-B wholesaler support centers rather than directly to the wholesaler. Wholesaler support centers assist the Company by consolidating small wholesaler orders with orders of other A-B products prior to shipping to the wholesaler. A wholesaler support center fee of $158,000 and $32,000 is reflected in the Company’s statements of operations for the years ended December 31, 2006 and 2005.

In 2005, the Company began using a proprietary A-B production planning system, customized for the Company’s processes. Fees of $269,000 for the customization, implementation and use of the system were paid to A-B and reflected in the statement of operations for the year ended December 31, 2005.

The net amount due to (from) A-B was $247,000, $(163,000) and $196,000 as of December 31, 2006, 2005 and 2004.

In 2003, the Company entered into a licensing agreement with Widmer to produce and sell the Widmer Hefeweizen brand in states east of the Mississippi River. In March 2005, the Widmer Hefeweizen distribution territory was expanded to include all of the Company’s midwest and eastern markets. Brewing of this product is conducted at the New Hampshire Brewery under the supervision and assistance of Widmer’s brewing staff to insure their brand’s quality and matching taste profile. The term of this agreement expires February 1, 2008, with an additional one-year automatic renewals unless either party notifies the other of its desire to have the term expire at

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

the end of the then existing term at least 150 days prior to such expiration. The agreement may be terminated by either party at any time without cause pursuant to 150 days notice or for cause by either party under certain conditions. Additionally, Redhook and Widmer have entered into a side agreement providing that if Widmer terminates the licensing agreement or causes it to expire before December 31, 2009, Widmer will pay the Company a lump sum payment to partially compensate the Company for capital equipment expenditures made at the New Hampshire Brewery to support Widmer’s growth. During the term of this agreement, Redhook will not brew, advertise, market, or distribute any product that is labeled or advertised as a “Hefeweizen” or any similar product in the agreed upon midwest and eastern territory. Brewing and selling of Redhook’s Hefe-weizen was discontinued in conjunction with this agreement. The Company believes that the agreement increases capacity utilization and has strengthened the Company’s product portfolio. The Company shipped 30,600, 25,600 and 17,800 barrels of Widmer Hefeweizen during the years ended December 31, 2006, 2005 and 2004, respectively. A licensing fee of $437,000, $399,000 and $266,000 due to Widmer is reflected in the Company’s statement of operations for the years ended December 31, 2006, 2005 and 2004, respectively. If the Widmer Licensing Agreement were terminated early, or if Widmer gave notice of its election to terminate the agreement according to its term on February 1, 2008, the Company would need to look to replace the lost volume, either through new and existing Redhook products or alternative brewing relationships. If the Company is unable to replace the lost Widmer volume, the loss of revenue and the resulting excess capacity in the New Hampshire Brewery would have an adverse effect on the Company’s financial performance.

In connection with a contract brewing arrangement, the Company brewed and shipped 43,000 and 8,900 barrels of Widmer draft beer during the years ended December 31, 2006 and 2005, and 2,300 barrels during the six months ended December 31, 2004. Pursuant to the Supply, Distribution and Licensing Agreement with Craft Brands, if shipments of the Company’s products in the western U.S. decrease as compared to the previous year’s shipments, the Company has the right to brew Widmer products in an amount equal to the lower of (i) the Company’s product shipment decrease or (ii) the Widmer product shipment increase. In addition, the Company may, pursuant to a Manufacturing and Licensing Agreement with Widmer, brew more beer for Widmer than the amount obligated by the Supply, Distribution and Licensing Agreement with Craft Brands. This Manufacturing and Licensing Agreement with Widmer expires December 31, 2007.

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

14.	Quarterly Financial Data (Unaudited)

	Quarter Ended
	12/31/06	9/30/06	6/30/06	3/31/06	12/31/05	9/30/05	6/30/05	3/31/05

Sales	$9,381	$10,813	$11,144	$8,669	$7,956	$9,498	$9,741	$7,325
Less excise taxes	1,046	1,169	1,187	890	740	947	982	752

Net sales	8,335	9,644	9,957	7,779	7,216	8,551	8,759	6,573
Cost of sales	7,554	8,012	8,110	7,242	6,789	7,429	7,277	6,048

Gross profit	781	1,632	1,847	537	427	1,122	1,482	525
Selling, general and administrative expenses	1,557	1,777	1,800	1,714	1,484	1,905	1,852	1,543
Income from equity investment in Craft Brands	579	743	819	514	767	674	691	259

Operating income (loss)	(197)	598	866	(663)	(290)	(109)	321	(759)
Interest expense	88	92	84	83	72	72	66	61
Other income, net	185	57	88	54	40	20	36	29

Income (loss) before income taxes	(100)	563	870	(692)	(322)	(161)	291	(791)
Income tax provision (benefit)	(93)	199	11	8	259	10	8	(59)

Net income (loss)	$(7)	$364	$859	$(700)	$(581)	$(171)	$283	$(732)

Basic earnings (loss) per share *	$—	$0.04	$0.10	$(0.09)	$(0.07)	$(0.02)	$0.03	$(0.09)

Diluted earnings (loss) per share *	$—	$0.04	$0.10	$(0.09)	$(0.07)	$(0.02)	$0.03	$(0.09)

Barrels shipped	64.7	72.9	76.0	58.0	50.5	61.6	64.0	49.2

*	Summing the earnings per share amounts for each of the quarters will not equal the full year earnings per share due to rounding.

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

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management believes that key controls are in place and the disclosure controls are functioning properly as of and for the fiscal year ended December 31, 2006.

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

Item 9B.	Other Information

None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

The response to this Item is contained in part in the Company’s definitive proxy statement for its 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”) under the captions “Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and the information contained therein is incorporated herein by reference.

Information regarding executive officers is set forth herein in Part I., Item 4A, under the caption “Executive Officers of the Company.”

The Company has adopted a Code of Conduct (code of ethics) applicable to all employees, including the principal executive officer, principal financial officer, principal accounting officer and directors. A copy of the Code of Conduct is available on the Company’s website at www.Redhook.com (select About Redhook — Investor Relations — Governance — Highlights). Any waivers of the code for the Company’s directors or executive officers will be approved by the Board of Directors. The Company will disclose any such waivers on a Form 8-K within four business days after the waiver is approved.

Item 11.	Executive Compensation

The response to this Item is contained in the 2007 Proxy Statement under the caption “Executive Compensation” and the information contained therein is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following is a summary as of December 31, 2006 of all equity compensation plans of the Company that provides for the issuance of equity securities as compensation. See Note 8 to the Financial Statements — Common Stockholders’ Equity for additional discussion.

Number of Securities
Remaining Available
for Future Issuance
	Number to be Issued	Weighted Average	Under Equity
	Upon Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding Securities
Plan Category	Warrants (a)	Warrants and Rights (b)	Reflected in Column (a))(c)

Equity compensation plans approved by security holders	783,440	$2.89	95,959
Equity compensation plans not approved by security holders	—	—	—

The remaining response to this Item is contained in part in the 2007 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and the information contained therein is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this Item is contained in the 2007 Proxy Statement under the caption “Certain Transactions” and “Board of Directors — Director Independence” and the information contained therein is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The response to this Item is contained in the 2007 Proxy Statement under the captions “Proposal 2 — Appointment of Independent Auditors” and the information contained therein is incorporated herein by reference.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

3.	Exhibits

The following exhibits are filed with or incorporated by reference into this report pursuant to Item 601 of Regulation S-K:

EXHIBIT NO. 3 Articles of Incorporation and Bylaws
3.1	Restated Articles of Incorporation of Registrant, dated July 7, 2004 (Incorporated by reference from Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended June 30, 2004)
3.2	Amended and Restated Bylaws of Registrant, dated April 7, 2004 (Incorporated by reference from Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 2004)

EXHIBIT NO. 10 Material Contracts
Executive Compensation Plans and Agreements
10.1	Registrant’s Incentive Stock Option Plan, dated September 12, 1990 (Incorporated by reference from Exhibit 10.15 to the Company’s Registration Statement on Form S-1, No. 33-94166)
10.2	Amended and Restated Registrant’s Directors Stock Option Plan (Incorporated by reference from Exhibit 10.14 to the Company’s Registration Statement on Form S-1, No. 33-94166)
10.3	Amendment dated as of February 27, 1996, to Amended and Restated Registrant’s Directors Stock Option Plan (Incorporated by reference from Exhibit 10.32 to the Company’s Form 10-Q for the quarter ended June 30, 1996, No. 0-26542)
10.4	Form of Stock Option Agreement for Registrant’s Directors Stock Option Plan (Incorporated by reference from Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2004)
10.5	Registrant’s 1992 Stock Incentive Plan, approved October 20, 1992, as amended, October 11, 1994 and May 25, 1995 (Incorporated by reference from Exhibit 10.16 to the Company’s Registration Statement on Form S-1, No. 33-94166)

10.6	Amendment dated as of July 25, 1996, to Registrant’s 1992 Stock Incentive Plan, as amended (Incorporated by reference from Exhibit 10.33 to the Company’s Form 10-Q for the quarter ended June 30, 1996, No. 0-26542)
10.7	Amendment dated as of February 27, 1996, to Registrant’s 1992 Stock Incentive Plan, as amended (Incorporated by reference from Exhibit 10.31 to the Company’s Form 10-Q for the quarter ended June 30, 1996, No. 0-26542)
10.8	Form of Stock Option Agreement for Registrant’s 1992 Stock Incentive Plan, as amended (Incorporated by reference from Exhibit 10.8 to the Company’s Form 10-K for the year ended December 31, 2004)
10.9	Registrant’s 2002 Stock Option Plan (Incorporated by reference from the Addendum to the Company’s Proxy Statement for 2002 Annual Meeting of Shareholders)
10.10	Form of Stock Option Agreement (Directors Grants) for Registrant’s 2002 Stock Option Plan (Incorporated by reference from Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2004)
10.11	Form of Stock Option Agreement (Executive Officer Grants) for Registrant’s 2002 Stock Option Plan (Incorporated by reference from Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2004)
10.12	Employment Agreement between Registrant and Paul Shipman, dated November 1, 2000 (Incorporated by reference from Exhibit 10.43 to the Company’s Form 10-K for the year ended December 31, 2000)
10.13	Letter of agreement regarding employment between Registrant and Paul S. Shipman, dated June 23, 2005 (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on June 28, 2005)
10.14	Employment Agreement between Registrant and David J. Mickelson, dated August 1, 2000 (Incorporated by reference from Exhibit 10.27 to the Company’s Form 10-Q for the quarter ended September 30, 2000)
10.15	Letter of agreement regarding employment between Registrant and David J. Mickelson, dated June 23, 2005 (Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed on June 28, 2005)
10.16	Employment Agreement between Registrant and Allen L. Triplett, dated August 1, 2000 (Incorporated by reference from Exhibit 10.28 to the Company’s Form 10-Q for the quarter ended September 30, 2000)
10.17	Letter of agreement regarding employment between Registrant and Allen L. Triplett, dated December 6, 2005 (Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed on December 7, 2005)
10.18	Employment Agreement between Registrant and Pamela J. Hinckley, dated August 1, 2000 (Incorporated by reference from Exhibit 10.29 to the Company’s Form 10-Q for the quarter ended September 30, 2000)
10.19	Employment Agreement between Registrant and Greg Marquina, dated August 1, 2000 (Incorporated by reference from Exhibit 10.41 to the Company’s Form 10-Q for the quarter ended September 30, 2000)
10.20	Employment Agreement between Registrant and Gerard C. Prial, dated August 1, 2000 (Incorporated by reference from Exhibit 10.46 to the Company’s Form 10-K for the year ended December 31, 2001)
10.21	Letter of agreement regarding employment between Registrant and Gerard C. Prial, dated December 6, 2005 (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on December 7, 2005)
10.22	Summary Sheet of Director Compensation and Executive Cash Compensation

Other Material Contracts
10.23	Investment Agreement dated as of October 18, 1994, between the Registrant and Anheuser-Busch, Incorporated (Incorporated by reference from Exhibit 10.4 to the Company’s Registration Statement on Form S-1, No. 33-94166)
10.24	Registration Rights Agreement dated as of October 18, 1994, between Registrant and Anheuser-Busch, Incorporated (Incorporated by reference from Exhibit 10.7 to the Company’s Registration Statement on Form S-1, No. 33-94166)
10.25	Master Distributor Agreement between Registrant and Anheuser-Busch, Incorporated, dated October 18, 1994 (Incorporated by reference from Exhibit 10.21 to the Company’s Registration Statement on Form S-1, No. 33-94166)*
10.26	Amendment No. 1 dated as of June 26, 1996, to Master Distribution Agreement between Registrant and Anheuser-Busch, Incorporated, dated October 18, 1994 (Incorporated by reference from Exhibit 10.30 to the Company’s Form 10-Q for the quarter ended June 30, 1996, No. 0-26542)

10.27	Letter Agreement dated as of July 31, 1995, between Registrant and Anheuser-Busch, Incorporated (Incorporated by reference from Exhibit 10.25 to the Company’s Registration Statement on Form S-1, No. 33-94166)
10.28	Consent, Waiver and Amendment, dated September 19, 1997, to Master Distributor Agreement between Registrant and Anheuser-Busch, Incorporated, dated October 18, 1994 (Incorporated by reference from Exhibit 10.36 to the Company’s Form 10-Q for the quarter ended September 30, 1997, No. 0-26542)
10.29	Purchasing Agreement dated as of March 27, 1998, between Registrant and Anheuser-Busch, Incorporated (Incorporated by reference from Exhibit 10.37 to the Company’s Form 10-Q for the quarter ended March 31, 1998)
10.30	Purchasing Agreement dated as of November 21, 2002, between Registrant and Anheuser-Busch, Incorporated (Incorporated by reference from Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2002)
10.31	Sublease between Pease Development Authority as Sublessor and Registrant as Sublessee, dated May 30, 1995 (Incorporated by reference from Exhibit 10.11 to the Company’s Registration Statement on Form S-1, No. 33-94166)
10.32	Assignment of Sublease and Assumption Agreement dated as of July 1, 1995, between Registrant and Redhook of New Hampshire, Inc. (Incorporated by reference from Exhibit 10.24 to the Company’s Registration Statement on Form S-1, No. 33-94166)
10.33	Amended and Restated Credit Agreement between U.S. Bank of Washington, National Association and Registrant, dated June 5, 1995 (Incorporated by reference from Exhibit 10.18 to the Company’s Registration Statement on Form S-1, No. 33-94166)
10.34	First Amendment dated as of July 25, 1996, to Amended and Restated Credit Agreement between U.S. Bank of Washington, National Association and Registrant, dated June 5, 1995 (Incorporated by reference from Exhibit 10.34 to the Company’s Form 10-Q for the quarter ended September 30, 1996, No. 0-26542)
10.35	Second Amendment to Amended and Restated Credit Agreement between U.S. Bank of Washington, National Association and Registrant, dated September 15, 1997 (Incorporated by reference from Exhibit 10.35 to the Company’s Form 10-Q for the quarter ended September 30, 1997, No. 0-26542)
10.36	Third Amendment to Amended and Restated Credit Agreement between U.S. Bank of Washington, National Association and Registrant, dated February 22, 1999 (Incorporated by reference from Exhibit 10.38 to the Company’s Form 10-Q for the quarter ended March 31, 1999)
10.37	Fourth Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and Registrant, dated August 10, 2000 (Incorporated by reference from Exhibit 10.42 to the Company’s Form 10-Q for the quarter ended September 30, 2000)
10.38	Fifth Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and Registrant, dated June 19, 2001 (Incorporated by reference from Exhibit 10.44 to the Company’s Form 10-Q for the quarter ended June 30, 2001)
10.39	Sixth Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and Registrant, dated December 31, 2001 (Incorporated by reference from Exhibit 10.45 to the Company’s Form 10-K for the year ended December 31, 2001)
10.40	Seventh Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and Registrant, dated June 21, 2002 (Incorporated by reference from Exhibit 10.47 to the Company’s Form 10-Q for the quarter ended June 30, 2002)
10.41	Eighth Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and Registrant, dated March 18, 2003 (Incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2003)
10.42	Ninth Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and Registrant, dated as of October 31, 2003 (Incorporated by reference from Exhibit 10.34 to the Company’s Form 10-K for the year ended December 31, 2003)
10.43	Tenth Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and Registrant, dated as of February 9, 2004 (Incorporated by reference from Exhibit 10.35 to the Company’s Form 10-K for the year ended December 31, 2003)

10.44	Eleventh Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and Registration, dated as of September 28, 2004 (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on October 26, 2004)
10.45	Twelfth Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and Registration, dated as of January 30, 2006 (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on February 15, 2006)
10.46	Thirteenth Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and Registration, dated as of June 5, 2006 (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on June 8, 2006)
10.47	Exchange and Recapitalization Agreement dated as of June 30, 2004 between the Registrant and Anheuser-Busch, Incorporated (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on July 2, 2004)
10.48	Master Distributor Agreement dated as of July 1, 2004 between the Registrant and Anheuser-Busch, Incorporated (Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed on July 2, 2004)*
10.49	Registration Rights Agreement dated as of July 1, 2004 between the Registrant and Anheuser-Busch, Incorporated (Incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K filed on July 2, 2004)
10.50	Supply, Distribution and Licensing Agreement dated as of July 1, 2004 between the Registrant and Craft Brands Alliance LLC (Incorporated by reference from Exhibit 10.4 to the Company’s Form 8-K filed on July 2, 2004)*
10.51	Master Distributor Agreement dated as of July 1, 2004 between Craft Brands Alliance LLC and Anheuser-Busch, Incorporated (Incorporated by reference from Exhibit 10.5 to the Company’s Form 8-K filed on July 2, 2004)*
10.52	Amendment No. 1, dated as of May 18, 2004, to Amended and Restated Rights Agreement dated May 12, 1999 between Redhook Ale Brewery, Incorporated and Mellon Investor Services LLC (formerly known as ChaseMellon Shareholder Services, L.L.C.), as Rights Agent (Incorporated by reference from Exhibit 1 to the Company’s Form 8-A/A filed on June 28, 2004)
10.53	Licensing Agreement dated as of February 1, 2003 between the Registrant and Widmer Brothers Brewing Company (Incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q filed on May 15, 2006)*
10.54	Manufacturing and Licensing Agreement dated as of August 28, 2006 between the Registrant and Widmer Brothers Brewing Company
10.55	Amendment No. 1, dated as of December 31, 2006, to Manufacturing and Licensing Agreement dated August 28, 2006 between the Registrant and Widmer Brothers Brewing Company

EXHIBIT NO. 16 Letter regarding Change in Certifying Accountant
16.1	Letter dated July 29, 2004 from the Company’s former principal independent accountants (Incorporated by reference from Exhibit 16.1 to the Company’s Form 8-K filed on July 30, 2004)
16.2	Letter dated August 20, 2004 from the Company’s former principal independent accountants (Incorporated by reference from Exhibit 16.1 to the Company’s Form 8-K/A filed on August 20, 2004)

EXHIBIT NO. 21 Subsidiaries of the Registrant
21.1	Subsidiaries of the Registrant (Incorporated by reference from Exhibit 21.1 to the Company’s Registration Statement on Form S-1, No. 33-94166)

EXHIBIT NO. 23 Consents of Experts and Counsel
23.1	Consent of Moss Adams LLP, Independent Registered Public Accountants

EXHIBIT NO. 31 & 32 Certifications
31.1	Certification of Chief Executive Officer of Redhook Ale Brewery, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of President of Redhook Ale Brewery, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Chief Financial Officer of Redhook Ale Brewery, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of Redhook Ale Brewery, Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of President of Redhook Ale Brewery,, Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification of Chief Financial Officer of Redhook Ale Brewery,, Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(*)	Confidential treatment has been granted for portions of this document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Woodinville, State of Washington, on March 23, 2007.

REDHOOK ALE BREWERY, INCORPORATED

By	/s/ JAY T. CALDWELL
Jay T. Caldwell
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul S. Shipman Paul S. Shipman	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 23, 2007

/s/ David J. Mickelson David J. Mickelson	President	March 23, 2007

/s/ Jay T. Caldwell Jay T. Caldwell	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 23, 2007

/s/ Frank H. Clement Frank H. Clement	Director	March 23, 2007

/s/ Michael Loughran Michael Loughran	Director	March 23, 2007

/s/ David R. Lord David R. Lord	Director	March 23, 2007

/s/ John W. Glick John W. Glick	Director	March 23, 2007

/s/ John D. Rogers, Jr. John D. Rogers, Jr.	Director	March 23, 2007

/s/ Anthony J. Short Anthony J. Short	Director	March 23, 2007

In accordance with Rule 3-09 of Regulation S-X, separate financial statements for Craft Brands Alliance LLC are provided as a financial statement schedule.

CRAFT BRANDS ALLIANCE LLC
REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM
and
FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Members and Board of Directors
Craft Brands Alliance LLC

We have audited the accompanying balance sheets of Craft Brands Alliance LLC as of December 31, 2006 and 2005, and the related statements of income, members’ equity and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Craft Brands Alliance LLC at December 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

Seattle, Washington
March 23, 2007

CRAFT BRANDS ALLIANCE LLC

BALANCE SHEETS

	December 31,
	2006	2005

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$177,131
Accounts receivable, less allowance for doubtful accounts of $10,000 for 2006 and 2005	4,587,486	2,808,631
Inventory	1,959,801	1,138,658
Prepaid expenses	258,775	154,324

	6,806,062	4,278,744
FIXED ASSETS, net	67,290	33,456
OTHER ASSETS	102,667	—

TOTAL ASSETS	$6,976,019	$4,312,200

LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES
Bank overdraft	$308,477	$—
Accounts payable	4,712,043	3,132,033
Other accrued expenses	1,647,872	957,894

	6,668,392	4,089,927
COMMITMENTS (NOTE 6)
MEMBERS’ EQUITY	307,627	222,273

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$6,976,019	$4,312,200

CRAFT BRANDS ALLIANCE LLC

STATEMENTS OF INCOME

	Years Ended December 31,
	2006	2005

SALES	$68,703,435	$60,783,551
COST OF SALES	50,135,137	44,821,500

Gross profit	18,568,298	15,962,051
OPERATING EXPENSES	11,878,976	9,708,203

Income from operations	6,689,322	6,253,848

OTHER INCOME (EXPENSE)
Interest expense	(117)	—
Miscellaneous income (expense)	7,125	(125,136)
Royalty expense	(357,700)	(205,052)

Total other income (expense)	(350,692)	(330,188)

NET INCOME	$6,338,630	$5,923,660

CRAFT BRANDS ALLIANCE LLC

STATEMENT OF MEMBERS’ EQUITY

BALANCE, December 31, 2004	$274,066
Net income	5,923,660
Profit distributions to members	(5,975,453)

BALANCE, December 31, 2005	222,273
Net income	6,338,630
Profit distributions to members	(6,253,276)

BALANCE, December 31, 2006	$307,627

CRAFT BRANDS ALLIANCE LLC

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,338,630	$5,923,660
Depreciation expense	9,608	6,311
Amortization expense	7,333	—
Change in assets and liabilities
Accounts receivable, net	(1,778,855)	(891,752)
Inventory	(821,143)	(383,880)
Prepaid expenses	(104,451)	(42,646)
Other assets	(110,000)	—
Accounts payable and other accrued expenses	2,578,465	1,434,235

Net cash from operating activities	6,119,587	6,045,928

CASH FLOWS FROM INVESTMENT ACTIVITIES
Fixed asset additions	(43,442)	(39,767)

CASH FLOWS FROM FINANCING ACTIVITIES
Profit distribution	(6,253,276)	(5,975,453)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(177,131)	30,708
CASH AND CASH EQUIVALENTS, beginning of year	177,131	146,423

CASH AND CASH EQUIVALENTS, end of year	$—	$177,131

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$117	$—

CRAFT BRANDS ALLIANCE LLC

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — COMPANY OPERATING AGREEMENT

The Operating Agreement was made and entered into effective July 1, 2004, by and between Widmer Brothers Brewing Company, an Oregon corporation (“Widmer”), Redhook Ale Brewery, Incorporated, a Washington corporation (“Redhook”), and Craft Brands Alliance LLC (the “Company”). Widmer and Redhook are referred to hereinafter as the “Members.”

The Members are both manufacturers of craft malt beverages. The Members each have a distribution agreement with Anheuser-Busch, Inc. (“A-B”) pursuant to which A-B distributes the malt beverage products of the Members.

The Members products are currently distributed in the following common states: Alaska, Arizona, California, Colorado, Hawaii, Idaho, Montana, New Mexico, Nevada, Oregon, Utah, Washington, and Wyoming (the “Initial Territory”). The Members have determined that it would create certain efficiencies and synergies for the Members to consolidate certain marketing, advertising, sales, distribution, and related operations and to jointly market, advertise, sell, and distribute their respective products in the Initial Territory. The Members intend for Company to market, advertise, sell, and distribute the products in the Initial Territory on an exclusive basis; provided that in the state of Washington, (1) Company will receive orders for products from A-B Wholesalers, (2) Company will assign the orders to Widmer or Redhook, and (3) the products will be sold and distributed directly by Redhook and Widmer to A-B wholesalers located in Washington. The products will continue to be distributed through A-B.

The Operating Agreement may be terminated by either member if A-B no longer distributes the products of the Company.

A-B currently has an equity interest in both the Members.

The Company has the following additional agreements with the Members:

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

A Master Distributor Agreement between A-B and Redhook, pursuant to which A-B continues to distribute Redhook products outside the Initial Territory and in Washington.

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

Limited Liability Company Profit Distribution — The profit is distributed between Widmer and Redhook at a 58% and 42% split, respectively. This calculation is completed after the Kona profit is determined, which is based on Kona’s volume percentage of the total Company sales volume. The Kona percentage is then multiplied by the income total and is distributed by 70%/30% split in 2004 between Widmer and Redhook, respectively. The Kona profitability split changes each year, 65%/35% in 2005 to 60%/40% in 2006 and until 2007 when the split is the 58%/42% income distribution for Widmer and Redhook, respectively, as it is for all products according to the Agreement. The remaining income is then shared between the Members at the above-mentioned split. The profit distribution is paid to the members monthly once the financial statements are finalized. The profit distribution may be lower than the monthly income generated if additional working capital is required to satisfy the Company’s needs.

Master Distributor Agreement with Anheuser-Busch — The Company entered into a Master Distributor Agreement with A-B on July 1, 2004. Under the terms of the Agreement, the Company granted A-B the exclusive right to serve as the Master Distributor for the Company’s products, except in the state of Washington. The Company sells its products to A-B who, in turn, then sells the products to its wholesalers. In addition, the Company pays A-B specified fees for certain transaction processing, distribution access and product handling.

The Agreement remains in effect until December 31, 2014, and renews automatically for an additional ten-year period unless terminated by either party upon at least six months prior written notice. In addition, either party may terminate the Agreement at any time upon 30 days to 6 months prior written notice in the event of default of either party’s performance if the default issue is not cured within the specified time frame. Also, A-B can terminate the Agreement immediately if changes in ownership, control or incompatible conduct on the part of the Company which is not remedied within the required time.

A-B is also due an Incremental Margin Fee which is derived from the quarterly volume in the given year compared to the 2003 base volume. Any volume gain over the 2003 base volume is multiplied by the Incremental Margin Fee rate and remitted to A-B within 45 days of the end of the quarter. The Company recognized a 117% increase in the total Incremental Margin Fees paid in 2006 over 2005. The Incremental Margin Fee is updated annually.

NOTE 2 — DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of operations — Craft Brands Alliance LLC was formed on July 1, 2004 in Oregon by Widmer Brothers Brewing Company and Redhook Ale Brewery, Incorporated. The Company represents three malt beverage brands — Widmer, Redhook and Kona in 13 western states, including Alaska, Arizona, California, Colorado, Hawaii, Idaho, Montana, Nevada, New Mexico, Oregon, Utah, Washington and Wyoming, acting as a sales representative, marketing firm and wholesaler for the breweries in this area, except in the state of Washington. Approximately 59% in 2006 and 56% in 2005 of the sales volume for the Company is from the California and Oregon markets.

Cash equivalents — All highly-liquid investment instruments with a remaining maturity of three months or less when purchased are considered to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value.

CRAFT BRANDS ALLIANCE LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

Accounts receivable — Sales are made to approved customers on an open account basis, subject to established credit limits, and generally no collateral is required. Accounts receivable are stated at an amount management expects to collect. The Company has recorded an allowance for doubtful accounts of $10,000 at December 31, 2006 and 2005. This allowance is based on management’s evaluation of outstanding accounts receivable at the end of the period.

Inventory — Inventory includes only point of sale and promotional merchandise items. The inventory items are based on the average cost method. These inventory items are classified as finished goods when received.

	2006	2005

Merchandise	$941,350	$702,174
Point of Sale	1,018,451	436,484

	$1,959,801	$1,138,658

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

	2006	2005

Office and data processing equipment	$83,209	$39,767
Accumulated depreciation	(15,919)	(6,311)

	$67,290	$33,456

Other assets — In 2006, the Company invested in new glassware molds for $110,000 to create proprietary glassware to be utilized in the market. The glassware molds are amortized using the straight-line method over five years. The accumulated amortization was $7,333 as of December 31, 2006.

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

Concentration of credit risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and accounts receivable. At times, cash balances exceed federal insured limits. However, cash is held on deposit in a major financial institution that has minimal credit risk.

Substantially all of the Company’s revenues and receivables for the years ended December 31, 2006 and 2005 are from related parties. Related party receivables are disclosed in Note 3.

CRAFT BRANDS ALLIANCE LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

Fair value of financial instruments — The recorded value of the Company’s financial instruments is considered to approximate the fair value of the instruments, in all material respects, because the Company’s receivables and payables are recorded at amounts expected to be realized and paid.

Product purchase price — The products from the participating breweries are purchased at what is referred to as the “Transfer Price”. The “Transfer Price” updates annually based on the last 12-months actual net sales per barrel results. The average net sales price per barrel for Widmer, Redhook and Kona split between draught and package are multiplied by 59%. Then, the applicable excise tax rate is then added to the total to create the new “Transfer Price”. The price is updated annually based on the last 12-month results as of September 30 for the next calendar year.

Shipping and handling costs — Shipping and handling costs incurred by the Company are included as a component of cost of sales in the Statements of Income.

Research and Development Expense — The Company expenses research and development costs when incurred. Research and development costs during 2006 and 2005 were $191,942 and $40,242, respectively.

Advertising — The Company expenses advertising costs when incurred. Advertising expense during the years ended 2006 and 2005 totaled $1,313,000 and $1,038,786, respectively.

Recent accounting pronouncements — Due to FASB Interpretation Number 46 (FIN 46) — Consolidation of Variable Interest Entities, Craft Brands Alliance LLC financial statements will be consolidated with Widmer Brothers Brewing Company for reporting purposes. The decision to consolidate at the Widmer company level is due to their control of the Company, based on the greater than 50% profit share for Widmer since the number of board seats and ownership percentage is equal between the Company’s Members.

NOTE 3 — RELATED PARTY TRANSACTIONS

The Company has transactions and account balances with affiliates, including the Company’s two Members, plus Kona Brewery LLC, which are suppliers to the Company and through the distribution relationship with A-B that sells the Company’s products directly to the wholesalers, except in the state of Washington.

	For the Year Ended 2006
	Widmer	Redhook	Kona	A-B	Total

Payables	$2,229,198	$854,507	$552,617	$323,369	$3,959,691
Receivables	$526,111	$324,900	$75,912	$3,648,334	$4,575,257

	For the Year Ended 2005
	Widmer	Redhook	Kona	A-B	Total

Payables	$1,652,676	$698,273	$338,448	$129,408	$2,818,805
Receivables	$207,267	$367,590	$26,387	$2,175,322	$2,776,566

NOTE 4 — MEMBERS’ EQUITY

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

Redhook was required to make an additional capital contribution due to lower than expected volume results for 2003, which totaled $250,000. These dollars must be used to market, advertise, promote, and invest directly into the

CRAFT BRANDS ALLIANCE LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

Redhook brand within the established territory. $114,772 of Redhook marketing expense was used to promote the brand during the six-month period ended December 31, 2004, leaving a $135,228 balance, which was invested in the Redhook brand during 2005. No additional capital contribution was made in 2005 or 2006.

NOTE 5 — RETIREMENT PLAN

The Company established a deferred compensation retirement plan, which covers employees that are at least 18 years of age and with greater than three months of service. Under the terms of the plan, participating employees may defer a portion of their gross wages. The Company has a discretionary match that is stated as 50% of the employee’s contributions up to 6% of their gross wages. The Company funded $146,818 for the year ended 2006 and $135,706 in employer contributions for the period ended 2005. $14,219 of the total 2006 employer contribution was drawn on the Company bank account in 2007 though it was accrued in 2006.

NOTE 6 — COMMITMENTS

The Company has made commitments with three sports teams and/or stadiums, a public radio spot sponsorship and advertising firm commitment. One is an advertising agreement with Global Spectrum (Trail Blazers), which includes $50,000 in sponsorship costs with $38,500 due in 2007. The Seattle Mariners baseball team includes agreements for radio and stadium signage commitments totaling $79,900 in 2007. The Portland PGE park sponsorship commitment totals $56,650 in 2007. The Oregon Public Broadcasting 2007 sponsorship for specified radio spots equals $15,288. The Company entered into an agreement with a new advertising firm, which requires the Company to pay $100,000 for retainer fees in 2007.

NOTE 7 — SUBSEQUENT EVENTS

The Company’s Members have entered into negotiations to merge. It is unknown what the surviving entity structure will be if the negotiations are successful.