Form 10-K/A
period 2006-12-31
REDHOOK ALE BREWERY INC
filed 2007-05-09
CIK 892222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-26542
REDHOOK ALE BREWERY, INCORPORATED
(Exact name of registrant as specified in its charter)

Washington	91-1141254
(State of incorporation)	(I.R.S. Employer Identification Number)

14300 NE 145th Street, Suite 210	98072-6950
Woodinville, Washington

(Address of principal executive offices)	(Zip Code)
(425) 483-3232
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.005 Per Share	The NASDAQ Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the Common Stock held by non-affiliates of the registrant as of the last day of the registrant’s most recently completed second quarter on June 30, 2006 (based upon the closing sale price of the registrant’s Common Stock, as reported by The NASDAQ Stock Market) was $18,493,409. (1)
The number of shares of the registrant’s Common Stock outstanding as of March 20, 2007 was 8,304,639.
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

EXPLANATORY NOTE
Redhook Ale Brewery, Incorporated (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to the annual report on Form 10-K initially filed with the Securities and Exchange Commission on March 23, 2007 (the “Original Filing”), solely to correct an erroneous date from March 23, 2006 to the correct date March 23, 2007 on the Report Of Independent Registered Public Accounting Firm contained in Item 8 of the Original Filing, and the date of this report referenced in Exhibit 23.1 — Consent Of Independent Registered Public Accounting Firm. The Company is not making any additional changes to the financial statements included in Item 8 of this Amendment.
This Amendment contains only the sections of the Original Filing which are being amended, and those unaffected parts or exhibits are not included herein. This Amendment continues to speak as of the date of the Original Filing and the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings, if any, made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings, if any.

Item 8. Financial Statements and Supplementary Data
PART IV
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 31.3
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 32.3

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
March 23, 2007

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

PART IV.
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:
1. Audited Financial Statements
2. Financial Statement Schedules

•	Report of Moss Adams LLP, Independent Registered Public Accountants
•	Craft Brands Alliance LLC Balance Sheets as of December 31, 2006 and 2005
•	Craft Brands Alliance LLC Statement of Income for the Years Ended December 31, 2006 and 2005
•	Craft Brands Alliance LLC Statement of Members’ Equity for the Years Ended December 31, 2006 and 2005
•	Craft Brands Alliance LLC Statement of Cash Flows for the Years Ended December 31, 2006 and 2005
•	Notes to Financial Statements

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
Executive Compensation Plans and Agreements
10.1 Registrant’s Incentive Stock Option Plan, dated September 12, 1990 (Incorporated by reference from Exhibit 10.15 to the Company’s Registration Statement on Form S-1, No. 33-94166)
10.2 Amended and Restated Registrant’s Directors Stock Option Plan (Incorporated by reference from Exhibit 10.14 to the Company’s Registration Statement on Form S-1, No. 33-94166)
10.3 Amendment dated as of February 27, 1996, to Amended and Restated Registrant’s Directors Stock Option Plan (Incorporated by reference from Exhibit 10.32 to the Company’s Form 10-Q for the quarter ended June 30, 1996, No. 0-26542)
10.4 Form of Stock Option Agreement for Registrant’s Directors Stock Option Plan (Incorporated by reference from Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2004)
10.5 Registrant’s 1992 Stock Incentive Plan, approved October 20, 1992, as amended, October 11, 1994 and May 25, 1995 (Incorporated by reference from Exhibit 10.16 to the Company’s Registration Statement on Form S-1, No. 33-94166)
10.6 Amendment dated as of July 25, 1996, to Registrant’s 1992 Stock Incentive Plan, as amended (Incorporated by reference from Exhibit 10.33 to the Company’s Form 10-Q for the quarter ended June 30, 1996, No. 0-26542)
10.7 Amendment dated as of February 27, 1996, to Registrant’s 1992 Stock Incentive Plan, as amended (Incorporated by reference from Exhibit 10.31 to the Company’s Form 10-Q for the quarter ended June 30, 1996, No. 0-26542)
10.8 Form of Stock Option Agreement for Registrant’s 1992 Stock Incentive Plan, as amended (Incorporated by reference from Exhibit 10.8 to the Company’s Form 10-K for the year ended December 31, 2004)
10.9 Registrant’s 2002 Stock Option Plan (Incorporated by reference from the Addendum to the Company’s Proxy Statement for 2002 Annual Meeting of Shareholders)
10.10 Form of Stock Option Agreement (Directors Grants) for Registrant’s 2002 Stock Option Plan (Incorporated by reference from Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2004)
10.11 Form of Stock Option Agreement (Executive Officer Grants) for Registrant’s 2002 Stock Option Plan (Incorporated by reference from Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2004)

10.12 Employment Agreement between Registrant and Paul Shipman, dated November 1, 2000 (Incorporated by reference from Exhibit 10.43 to the Company’s Form 10-K for the year ended December 31, 2000)
10.13 Letter of agreement regarding employment between Registrant and Paul S. Shipman, dated June 23, 2005 (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on June 28, 2005)
10.14 Employment Agreement between Registrant and David J. Mickelson, dated August 1, 2000 (Incorporated by reference from Exhibit 10.27 to the Company’s Form 10-Q for the quarter ended September 30, 2000)
10.15 Letter of agreement regarding employment between Registrant and David J. Mickelson, dated June 23, 2005 (Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed on June 28, 2005)
10.16 Employment Agreement between Registrant and Allen L. Triplett, dated August 1, 2000 (Incorporated by reference from Exhibit 10.28 to the Company’s Form 10-Q for the quarter ended September 30, 2000)
10.17 Letter of agreement regarding employment between Registrant and Allen L. Triplett, dated December 6, 2005 (Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed on December 7, 2005)
10.18 Employment Agreement between Registrant and Pamela J. Hinckley, dated August 1, 2000 (Incorporated by reference from Exhibit 10.29 to the Company’s Form 10-Q for the quarter ended September 30, 2000)
10.19 Employment Agreement between Registrant and Greg Marquina, dated August 1, 2000 (Incorporated by reference from Exhibit 10.41 to the Company’s Form 10-Q for the quarter ended September 30, 2000)
10.20 Employment Agreement between Registrant and Gerard C. Prial, dated August 1, 2000 (Incorporated by reference from Exhibit 10.46 to the Company’s Form 10-K for the year ended December 31, 2001)
10.21 Letter of agreement regarding employment between Registrant and Gerard C. Prial, dated December 6, 2005 (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on December 7, 2005)
10.22 Summary Sheet of Director Compensation and Executive Cash Compensation (Incorporated by reference from Exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 2006)
Other Material Contracts
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
10.54 Manufacturing and Licensing Agreement dated as of August 28, 2006 between the Registrant and Widmer Brothers Brewing Company (Incorporated by reference from Exhibit 10.54 to the Company’s Form 10-K for the year ended December 31, 2006)
10.55 Amendment No. 1, dated as of December 31, 2006, to Manufacturing and Licensing Agreement dated August 28, 2006 between the Registrant and Widmer Brothers Brewing Company (Incorporated by reference from Exhibit 10.55 to the Company’s Form 10-K for the year ended December 31, 2006)
EXHIBIT NO. 16 Letter regarding Change in Certifying Accountant
16.1 Letter dated July 29, 2004 from the Company’s former principal independent accountants (Incorporated by reference from Exhibit 16.1 to the Company’s Form 8-K filed on July 30, 2004)
16.2 Letter dated August 20, 2004 from the Company’s former principal independent accountants (Incorporated by reference from Exhibit 16.1 to the Company’s Form 8-K/A filed on August 20, 2004)
EXHIBIT NO. 21 Subsidiaries of the Registrant
21.1 Subsidiaries of the Registrant (Incorporated by reference from Exhibit 21.1 to the Company’s Registration Statement on Form S-1, No. 33-94166)
EXHIBIT NO. 23 Consents of Experts and Counsel
23.1 Consent of Moss Adams LLP, Independent Registered Public Accountants†
EXHIBIT NO. 31 & 32 Certifications
31.1 Certification of Chief Executive Officer of Redhook Ale Brewery, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2 Certification of President of Redhook Ale Brewery, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.3 Certification of Chief Financial Officer of Redhook Ale Brewery, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1 Certification of Chief Executive Officer of Redhook Ale Brewery, Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
32.2 Certification of President of Redhook Ale Brewery, Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
32.3 Certification of Chief Financial Officer of Redhook Ale Brewery, Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

(*)	Confidential treatment has been granted for portions of this document.
(†) Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Woodinville, State of Washington, on May 9, 2007.

REDHOOK ALE BREWERY, INCORPORATED

By	/s/ JAY T. CALDWELL Jay T. Caldwell
Chief Financial Officer and Treasurer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul S. Shipman Paul S. Shipman	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	May 9, 2007

/s/ David J. Mickelson David J. Mickelson	President	May 9, 2007

/s/ Jay T. Caldwell Jay T. Caldwell	Chief Financial Officer and Treasurer (Principal Financial Officer)	May 9, 2007

/s/ Frank H. Clement Frank H. Clement	Director	May 9, 2007

/s/ Michael Loughran Michael Loughran	Director	May 9, 2007

/s/ David R. Lord David R. Lord	Director	May 9, 2007

/s/ John W. Glick John W. Glick	Director	May 9, 2007

/s/ John D. Rogers, Jr. John D. Rogers, Jr.	Director	May 9, 2007

/s/ Anthony J. Short Anthony J. Short	Director	May 9, 2007