Form 10-Q
period 2007-03-31
REDHOOK ALE BREWERY INC
filed 2007-05-11
CIK 892222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2007
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
Yes ☐       No ☑
The number of shares of the registrant’s Common Stock outstanding as May 8, 2007 was 8,315,289.

REDHOOK ALE BREWERY, INCORPORATED
FORM 10-Q
For The Quarterly Period Ended March 31, 2007

PART I.
ITEM 1. Financial Statements
REDHOOK ALE BREWERY, INCORPORATED
BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,072,216	$9,435,073
Accounts receivable, net of allowance for doubtful accounts of $75,583 and $68,808 in 2007 and 2006, respectively	2,799,045	1,842,388
Trade receivable from Craft Brands	1,031,509	854,507
Inventories	2,758,919	2,571,732
Deferred income tax asset, net	580,576	506,886
Other	234,565	203,594

Total current assets	15,476,830	15,414,180
Fixed assets, net	57,699,881	58,076,434
Investment in Craft Brands	489,835	127,555
Other assets	240,640	222,573

Total assets	$73,907,186	$73,840,742

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,604,930	$2,233,689
Trade payable to Craft Brands	480,104	324,900
Accrued salaries, wages and payroll taxes	1,123,433	1,547,482
Refundable deposits	2,465,730	2,153,127
Other accrued expenses	580,422	380,394
Current portion of long-term debt and capital lease obligations	464,856	464,648

Total current liabilities	7,719,475	7,104,240

Long-term debt and capital lease obligations, net of current portion	4,205,323	4,321,616

Deferred income tax liability, net	1,350,267	1,548,699

Other liabilities	186,857	173,768

Common stockholders’ equity:
Common stock, par value $0.005 per share, authorized, 50,000,000 shares; issued and outstanding, 8,308,389 shares in 2007 and 8,281,489 shares in 2006	41,542	41,407
Additional paid-in capital	69,054,312	68,977,402
Retained earnings (deficit)	(8,650,590)	(8,326,390)

Total common stockholders’ equity	60,445,264	60,692,419

Total liabilities and common stockholders’ equity	$73,907,186	$73,840,742

The accompanying notes are an integral part of these financial statements.

REDHOOK ALE BREWERY, INCORPORATED
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Sales	$9,556,932	$8,669,250
Less excise taxes	1,013,970	889,903

Net sales	8,542,962	7,779,347
Cost of sales	7,806,082	7,242,530

Gross profit	736,880	536,817
Selling, general and administrative expenses	2,036,462	1,713,806
Income from equity investment in Craft Brands	678,238	514,149

Operating income (loss)	(621,344)	(662,840)
Interest expense	83,187	83,083
Other income, net	115,075	53,928

Income (loss) before income taxes	(589,456)	(691,995)
Income tax provision (benefit)	(265,256)	8,434

Net income (loss)	$(324,200)	$(700,429)

Basic earnings (loss) per share	$(0.04)	$(0.09)

Diluted earnings (loss) per share	$(0.04)	$(0.09)

The accompanying notes are an integral part of these financial statements.

REDHOOK ALE BREWERY, INCORPORATED
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Operating Activities
Net income (loss)	$(324,200)	$(700,429)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	729,769	763,642
Deferred income taxes	(272,122)	—
Income from equity investment in Craft Brands less than (in excess of) cash distributions	(362,280)	(114,258)
Changes in operating assets and liabilities	(742,533)	(224,841)

Net cash used in operating activities	(971,366)	(275,886)
Investing Activities
Expenditures for fixed assets	(352,451)	(345,268)

Net cash used in investing activities	(352,451)	(345,268)
Financing Activities
Principal payments on debt and capital lease obligations	(116,085)	(114,391)
Issuance of common stock	77,045	11,141

Net cash used in financing activities	(39,040)	(103,250)

Increase (decrease) in cash and cash equivalents	(1,362,857)	(724,404)
Cash and cash equivalents:
Beginning of period	9,435,073	6,435,609

End of period	$8,072,216	$5,711,205

The accompanying notes are an integral part of these financial statements.

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The accompanying financial statements and related notes of Redhook Ale Brewery, Incorporated (the “Company”) should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These financial statements are unaudited but, in the opinion of management, reflect all material adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. All such adjustments were of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results of operations for the full year.
2. Merger Discussions
On January 3, 2007, the Company publicly disseminated a press release announcing that it was entering into preliminary discussions with Widmer Brothers Brewing Company regarding the possibility of combining the two companies. These negotiations are continuing. In connection with these discussions, the Company has incurred approximately $60,000 in legal, consulting and meeting costs through March 31, 2007. These costs are reflected in the statement of operations as selling, general and administrative expenses.
As a result of these discussions, on January 2, 2007, the Company adopted a Company-wide severance plan that permits the payment of severance benefits to all full-time employees, other than executive officers, in the event that an employee’s employment is terminated as a result of a merger or other business combination with Widmer Brothers Brewing Company.
3. Inventories
Inventories consist of the following:

	March 31,	December 31,
	2007	2006
Raw materials	$506,947	$666,938
Work in process	868,262	622,352
Finished goods	353,257	247,333
Promotional merchandise	516,477	538,339
Packaging materials	513,976	496,770

	$2,758,919	$2,571,732

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

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
The Company and Widmer have entered into a restated operating agreement with Craft Brands, as amended, (the “Operating Agreement”) that governs the operations of Craft Brands and the obligations of its members, including capital contributions, loans and allocation of profits and losses.
The Operating Agreement requires the Company to make certain capital contributions to support the operations of Craft Brands. Contemporaneous with the execution of the Operating Agreement, the Company made a 2004 sales and marketing capital contribution in the amount of $250,000. The agreement designated this sales and marketing capital contribution be used by Craft Brands for expenses related to the marketing, advertising and promotion of the Company’s products. The Operating Agreement also requires an additional sales and marketing contribution in 2008 if the volume of sales of Redhook products in 2007 in the Craft Brands territory is less than 92% of the volume of sales of Redhook products in 2003 in the Craft Brands territory. In 2007, Widmer and Redhook entered into an amendment to the Operating Agreement to reduce the Redhook 2008 sales and marketing contribution to reflect the Company’s commitment to expand the production capacity of its Washington and New Hampshire Breweries to produce more Widmer products. Redhook’s 2008 sales and marketing contribution, if one is required, cannot exceed $310,000 and will be required to be paid by the Company in no more than three equal installments made on or before February 1, 2008, April 1, 2008 and July 1, 2008. Because sales in the craft beer industry generally reflect a degree of seasonality and the Company has historically operated with little or no backlog, the Company’s ability to predict sales for future periods is limited. Accordingly, the Company cannot predict to what degree, if at all, the Company will be required to make a 2008 sales and marketing contribution. Widmer has a similar obligation under the Operating Agreement with respect to a 2008 sales and marketing capital contribution that is capped at $750,000. The Operating Agreement also obligates the Company and Widmer to make other additional capital contributions only upon the request and consent of the Craft Brands’ board of directors.
The Operating Agreement also requires the Company and Widmer to make loans to Craft Brands to assist Craft Brands in conducting its operations and meeting its obligations. To the extent that cash flow from operations and borrowings from financial institutions is not sufficient for Craft Brands to meet its obligations, the Company and Widmer are obligated to lend to Craft Brands the funds the president of Craft Brands deems necessary to meet such obligations. As of March 31, 2007 and December 31, 2006, there were no loan obligations due to the Company.
The Operating Agreement also addresses the allocation of profits and losses of Craft Brands. After giving effect to the allocation of the sales and marketing capital contribution, if any, and after giving effect to income attributable to the shipments of the Kona brand, which was shared differently between the Company and Widmer through 2006, the remaining profits and losses of Craft Brands are allocated between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively. Net cash flow, if any, will generally be distributed monthly to the Company and Widmer based upon these cash flow percentages. No distribution will be made to the Company or Widmer unless, after the distribution is made, the assets of Craft Brands will be in excess of its liabilities, with the exception of liabilities to members, and Craft Brands will be able to pay its debts as they become due in the ordinary course of business.
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

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
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
For the three months ended March 31, 2007 and 2006, the Company’s share of Craft Brands’ net income totaled $678,000 and $514,000, respectively. During the three months ended March 31, 2007 and 2006, the Company received cash distributions of $316,000 and $400,000, respectively, representing its share of the net cash flow of Craft Brands.
As of March 31, 2007 and December 31, 2006, the Company’s investment in Craft Brands totaled $490,000 and $128,000.
For the three months ended March 31, 2007, shipments of the Company’s products to Craft Brands represented approximately 44% of total Company shipments, or 28,700 barrels. For the three months ended March 31, 2006, shipments of the Company’s products to Craft Brands represented 51% of total Company shipments, or 29,600 barrels.
In conjunction with the sale of Redhook product to Craft Brands, the Company’s balance sheets as of March 31, 2007 and December 31, 2006 reflect a trade payable due to Craft Brands of approximately $480,000 and $325,000, respectively, and a trade receivable due from Craft Brands of approximately $1,032,000 and $855,000, respectively.
5. Common Stockholders’ Equity
In conjunction with the exercise of stock options granted under the Company’s stock option plans, the Company issued 26,900 shares of the Company’s common stock (“Common Stock”) totaling $77,000 during the three months ended March 31, 2007. During the three months ended March 31, 2006, the Company issued 5,700 shares of Common Stock totaling $11,000.
6. Earnings (Loss) per Share
The Company follows FASB Statement of Financial Accounting Standard (“SFAS”) No. 128, Earnings per Share. Basic earnings (loss) per share is calculated using the weighted average number of shares of Common Stock outstanding. The calculation of adjusted weighted average shares outstanding for purposes of computing diluted earnings (loss) per share includes the dilutive effect of all outstanding stock options for periods when the Company reports net income. Outstanding stock options have been excluded from the calculation of diluted loss per share for the three months ended March 31, 2007 and 2006 because their effect is antidilutive. The calculation uses the treasury stock method and the “as if” converted method in determining the resulting incremental average equivalent shares outstanding as applicable.

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended March 31,
	2007	2006
Numerator for basic and diluted net income (loss) per share — net income (loss)	$(324,200)	$(700,429)

Denominator for basic net income (loss) per share - weighted average common shares outstanding	8,295,276	8,225,737

Dilutive effect of stock options on weighted average common shares	—	—

Denominator for diluted net income (loss) per share	8,295,276	8,225,737

Basic net income (loss) per share	$(0.04)	$(0.09)

Diluted net income (loss) per share	$(0.04)	$(0.09)

7. Stock-Based Compensation
The Company may grant non-qualified stock options and incentive stock options to employees, non-employee directors and independent consultants or advisors under its 2002 Stock Option Plan (the “2002 Plan”). The Company issues new shares of Common Stock upon exercise of stock options. The Company also maintains the 1992 Stock Incentive Plan (the “1992 Plan”) and the Directors Stock Option Plan (the “Directors Plan”) under which non-qualified stock options and incentive stock options were granted to employees and non-employee directors through October 2002. Although the 1992 Plan and the Directors Plan both expired in October 2002, preventing further option grants, the provisions of these plans remain in effect until all options terminate or are exercised.
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
On November 29, 2005, the board of directors of the Company approved an acceleration of vesting of all of the Company’s unvested stock options (the “Acceleration”). The Acceleration was effective for stock options outstanding as of December 30, 2005. These options were granted under the 1992 Plan and 2002 Plan. As a result of the Acceleration, options to acquire approximately 136,000 shares of the Company’s Common Stock, or 16% of total outstanding options, became exercisable on December 30, 2005. Of the approximately 136,000 shares subject to the Acceleration, options to acquire approximately 70,000 shares of the Company’s Common Stock at an exercise price of $1.865 would have otherwise fully vested in August 2006, and options to acquire approximately 66,000 shares of the Company’s Common Stock at an exercise price of $2.019 would have otherwise vested in August 2006 and August 2007. The Acceleration did not have a material impact on 2006 results of operations.
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

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
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
Because no stock options were granted during the three months ended March 31, 2007 and 2006, and because all stock options outstanding as of December 31, 2005 were fully vested prior to the January 1, 2006 adoption of SFAS No. 123R, no stock-based compensation expense was recognized in the Company’s statement of operations for the three months ended March 31, 2007 and 2006.
Presented below is a summary of stock option plans’ activity for the three months ended March 31, 2007:

		Weighted	Weighted
	Shares	Average	Average
	Subject to	Exercise Price	Remaining	Aggregate
	Options	per Share	Contractual Life	Intrinsic Value
Outstanding at January 1, 2007	783,440	$2.89	4.10	$1,950,534
Granted	—
Exercised	(26,900)	$2.86
Canceled	(13,550)	$9.30

Outstanding at March 31, 2007	742,990	$2.77	3.92	$3,330,010

Exercisable at March 31, 2007	742,990	$2.77	3.92	$3,330,010

The aggregate intrinsic value of options outstanding and exercisable at March 31, 2007 and January 1, 2007 is the difference between the stock closing price as reported by NASDAQ and the exercise price of the shares. The market values as of March 31, 2007 and January 1, 2007 were $7.24 and $5.20, respectively. As of March 31, 2007 and 2006, there was no unrecognized stock-based compensation expense related to unvested stock options. During the three months ended March 31, 2007 and 2006, the total intrinsic value of stock options exercised was $95,000 and $8,000.

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table summarizes information for options currently outstanding and exercisable at March 31, 2007:

				Average	Weighted
			Number	Remaining	Average
Range of Exercise			Outstanding	Contractual	Exercise
Prices			& Exercisable	Life (Yrs)	Price
$1.485	to	$1.865	337,440	4.32	$1.86
$1.866	to	$2.019	142,434	5.41	$2.02
$2.020	to	$2.180	8,000	6.14	$2.18
$2.181	to	$2.425	6,666	5.14	$2.43
$2.426	to	$2.450	12,000	7.13	$2.45
$2.451	to	$3.150	16,000	8.15	$3.15
$3.151	to	$3.969	158,300	2.14	$3.97
$3.970	to	$5.730	38,150	1.13	$5.73
$5.731	to	$7.625	24,000	0.14	$7.63

$1.485	to	$7.625	742,990	3.92	$2.77

At March 31, 2007, options available for future grants under the 2002 Plan totaled 96,359.
8. Income Taxes
The Company records federal and state income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes or tax benefits reflect the tax effect of temporary differences between the amounts of assets and liabilities for financial reporting purposes and amounts as measured for tax purposes as well as for tax net operating loss and credit carryforwards.
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, (“FIN No. 48”). FIN No. 48 clarifies the accounting and disclosure requirements for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. The interpretation prescribes the minimum recognition threshold and measurement attribute required to be met before a tax position that has been taken or is expected to be taken is recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition, and clearly excludes uncertainty in income taxes from guidance prescribed by FASB No. 5, Accounting for Contingencies. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted this interpretation on January 1, 2007. The adoption of FIN No. 48 did not have a material impact on the Company’s balance sheet or statement of operations.

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
As of March 31, 2007 and December 31, 2006, the Company’s deferred tax assets were primarily comprised of net operating loss carryforwards (“NOLs”), federal and state alternative minimum tax credit carryforwards, and state NOL carryforwards. In assessing the realizability of the deferred tax assets, the Company considered both positive and negative evidence when measuring the need for a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income during the periods in which those temporary differences become deductible. The Company considered the scheduled reversal of deferred tax liabilities, projected future taxable income and other factors in making this assessment. The Company’s estimates of future taxable income take into consideration, among other items, estimates of future taxable income related to depreciation. Based upon the available evidence, the Company does not believe that all of the deferred tax assets will be realized. Accordingly, the Company’s balance sheet as of March 31, 2007 and December 31, 2006 includes a valuation allowance of $1,059,000 to cover certain federal and state NOLs that may expire before the Company is able to utilize the tax benefit. To the extent that the Company continues to be unable to generate adequate taxable income in future periods, the Company will not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering potentially expiring NOLs.
There were no unrecognized tax benefits as of January 1, 2007 or March 31, 2007.
Historically, the Company has not incurred any interest or penalties associated with tax matters and no interest or penalties were recognized during the three months ended March 31, 2007. However, the Company has adopted a policy whereby penalties incurred in connection with tax matters will be classified as general and administrative expenses, and interest assessments incurred in connection with tax matters will be classified as interest expense.
Tax years that remain open for examination by federal and state taxing authorities include 2003, 2004, 2005, and 2006. In addition, tax years from 1996 to 2002 may be subject to examination to the extent that the Company utilizes the NOLs from those years in its current year or future year tax returns.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This quarterly report on Form 10-Q includes forward-looking statements. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions or their negatives identify forward-looking statements, which generally are not historical in nature. These statements are based upon assumptions and projections that the Company believes are reasonable, but are by their nature inherently uncertain. Many possible events or factors could affect the Company’s future financial results and performance, and could cause actual results or performance to differ materially from those expressed, including those risks and uncertainties described in Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and those described from time to time in the Company’s future reports filed with the Securities and Exchange Commission. Caution should be taken not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report.
The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto of Redhook Ale Brewery, Incorporated (the “Company” or “Redhook”) included herein, as well as the audited Financial Statements and Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The discussion and analysis includes period-to-period comparisons of the Company’s financial results. Although period-to-period comparisons may be helpful in understanding the Company’s financial results, the Company believes that they should not be relied upon as an accurate indicator of future performance.
Overview
Since its formation, the Company has focused its business activities on the brewing, marketing and selling of craft beers in the United States. The Company produces its specialty bottled and draft products in two Company-owned breweries, one in the Seattle suburb of Woodinville, Washington (the “Washington Brewery”) and the other in Portsmouth, New Hampshire (the “New Hampshire Brewery”). Prior to July 1, 2004, the Company’s sales consisted predominantly of sales of beer to third-party distributors and Anheuser-Busch, Incorporated (“A-B”) through the Company’s Distribution Alliance with A-B (the “Alliance”). Since July 1, 2004, the Company’s sales have consisted of sales of product to Craft Brands Alliance LLC (“Craft Brands”) and A-B. Craft Brands is a joint venture sales and marketing entity formed by the Company and Widmer Brothers Brewing Company (“Widmer”). The Company and Widmer manufacture and sell their product to Craft Brands at a price substantially below wholesale pricing levels; Craft Brands, in turn, advertises, markets, sells and distributes the product to wholesale outlets in the western United States through a distribution agreement between Craft Brands and A-B. (Due to state liquor regulations, the Company sells its product in Washington state directly to third-party beer distributors and returns a portion of the revenue to Craft Brands based upon a contractually determined formula.) Profits and losses of Craft Brands are generally shared between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively. The Company continues to sell its product in the midwest and eastern U.S. through sales to A-B pursuant to the July 1, 2004 A-B Distribution Agreement (the “A-B Distribution Agreement”). For additional information regarding Craft Brands and the A-B Distribution Agreement, see Part 1, Item 1, Business “— Product Distribution” “— Relationship with Anheuser-Busch, Incorporated” and “— Relationship with Craft Brands Alliance LLC” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and “— Craft Brands Alliance LLC” below. In addition to sales of beer, the Company derives other revenues from sources including the sale of retail beer, food, apparel and other retail items in its two brewery pubs.
The Company’s gross sales and net loss for the three months ended March 31, 2007 totaled $9,557,000 and $324,000, respectively, compared to gross sales and a net loss of $8,669,000 and $700,000, respectively, for the same period in 2006. Sales in the craft beer industry generally reflect a degree of seasonality, with the first and fourth quarters historically being the slowest and the rest of the year typically demonstrating stronger sales. The Company has historically operated with little or no backlog, and, therefore, its ability to predict sales for future periods is limited.
The Company’s sales are affected by several factors, including consumer demand, price discounting and competitive considerations. The Company competes in the highly competitive craft brewing market as well as in the much larger specialty beer market, which encompasses producers of import beers, major national brewers that produce fuller-flavored products, and large spirit companies and national brewers that produce flavored alcohol beverages. Beyond the beer market, craft brewers also face competition from producers of wines and spirits. The craft beer segment is highly competitive due to the proliferation of small craft brewers, including contract brewers, and the large number of products offered by such brewers. Imported products from foreign brewers have enjoyed resurgence in demand since the mid-1990s. Certain national domestic brewers have also sought to appeal to this growing demand for craft beers by producing their own fuller-flavored products. In recent years, the specialty segment has seen the introduction of flavored alcohol beverages, the consumers of which, industry sources generally believe, correlate closely with the consumers of the import and craft beer products. Sales of these flavored alcohol beverages were initially very strong, but growth rates have slowed in subsequent years. While there appears to be fewer participants in this category than at its peak, there is still significant volume associated with these beverages. The wine and spirits market has also experienced a surge in the past several years, attributable to competitive pricing, increased merchandising, and increased consumer interest in wine and spirits. Because the number of participants and number of different products offered in this segment have increased significantly in the past ten years, the competition for bottled product placements and especially for draft beer placements has intensified.
The Company is required to pay federal excise taxes on the sale of its beer. The excise tax burden on beer sales increases from $7 to $18 per barrel on annual sales over 60,000 barrels and thus, if sales volume increases, federal excise taxes would increase as a percentage of sales.
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
In order to accommodate volume growth in the markets served by the New Hampshire Brewery, the Company has expanded fermentation capacity during the last several years, bringing the brewery’s theoretical production capacity to approximately 210,000 barrels per year. During the spring of 2007, the Company plans to add four additional 400-barrel fermenters and one 70,000 pound grain silo, and to make process control automation upgrades to the brewery. Installation is expected to be completed by June 2007 and cost approximately $1.3 million. This expansion will add approximately 25,000 barrels of capacity to the New Hampshire Brewery. As with the previous expansions, production capacity at the New Hampshire Brewery can be added in phases until the facility reaches its maximum designed production capacity of approximately 250,000 barrels per year, under ideal brewing conditions. Driven by various considerations including seasonality, production schedules of various draft products and bottled products and packages, and losses attributable to filtering, bottling and keg filling, actual production capacity will be less than theoretical production capacity. In order to reduce the spread between actual and theoretical production capacity, additional capital expenditures will be required. The decision to add capacity is affected by the availability of capital, construction constraints and anticipated sales in new and existing markets.
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
In addition to capacity utilization, other factors that could affect cost of sales and gross margin include sales to Craft Brands at a price substantially below wholesale pricing levels, sales of contract beer at a pre-determined contract price, changes in freight charges, the availability and prices of raw materials and packaging materials, the mix between draft and bottled product sales, the sales mix of various bottled product packages, and fees related to the A-B Distribution Agreement.
See Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for additional matters which could materially affect the Company’s business, financial condition or future results.

Results of Operations
The following table sets forth, for the periods indicated, certain items from the Company’s Statements of Operations expressed as a percentage of net sales:

	Three Months Ended March 31,
	2007	2006
Sales	111.9%	111.4%
Less excise taxes	11.9	11.4

Net sales	100.0	100.0
Cost of sales	91.4	93.1

Gross profit	8.6	6.9
Selling, general and administrative expenses	23.8	22.0
Income from equity investment in Craft Brands	7.9	6.6

Operating income (loss)	(7.3)	(8.5)
Interest expense	0.9	1.1
Other income, net	1.3	0.7

Income (loss) before income taxes	(6.9)	(8.9)
Income tax provision (benefit)	(3.1)	0.1

Net income (loss)	(3.8)%	(9.0)%

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
The following table sets forth, for the periods indicated, a comparison of certain items from the Company’s Statements of Operations:

	Three Months Ended
	March 31,		Increase /
	2007	2006	(Decrease)	% Change
Sales	$9,556,932	$8,669,250	$887,682	10.2%
Less excise taxes	1,013,970	889,903	124,067	13.9

Net sales	8,542,962	7,779,347	763,615	9.8
Cost of sales	7,806,082	7,242,530	563,552	7.8

Gross profit	736,880	536,817	200,063	37.3
Selling, general and administrative expenses	2,036,462	1,713,806	322,656	18.8
Income from equity investment in Craft Brands	678,238	514,149	164,089	31.9

Operating income (loss)	(621,344)	(662,840)	41,496	6.3
Interest expense	83,187	83,083	104	0.1
Other income, net	115,075	53,928	61,147	113.4

Income (loss) before income taxes	(589,456)	(691,995)	102,539	14.8
Income tax provision (benefit)	(265,256)	8,434	(273,690)	3,245.1

Net income (loss)	$(324,200)	$(700,429)	$376,229	53.7%

Beer shipped (in barrels)	65,300	58,000	7,300	12.6%

Sales. Total sales increased $888,000 in the first quarter of 2007 as compared to the first quarter of 2006, impacted by the following factors:
•	An increase in overall pricing and shipments in the midwest and eastern United States resulted in a $392,000 increase in 2007 first quarter sales;

•	A decrease in overall pricing and shipments in the western United States (not including beer brewed on a contract basis) resulted in an $84,000 decrease in 2007 first quarter sales;

•	An increase in shipments of beer brewed on a contract basis, partially offset by a decrease in pricing of these shipments, contributed a $607,000 increase in 2007 first quarter sales; and

•	Pub and other sales increased $48,000 in the first quarter of 2007.
Shipments. The following table sets forth a comparison of shipments (in barrels) for the periods indicated:

	Three Months Ended March 31,
	2007			2006
	Draft	Bottle	Total	Draft	Bottle	Total	Increase /
	Shipments	Shipments	Shipments	Shipments	Shipments	Shipments	(Decrease)	% Change
A-B	10,800	13,700	24,500	10,500	12,800	23,300	1,200	5.2%
Craft Brands	8,600	20,100	28,700	9,300	20,300	29,600	(900)	(3.0)
Contract brewing	8,600	2,600	11,200	4,200	—	4,200	7,000	166.7
Pubs and other	700	200	900	700	200	900	—	—

Total shipped	28,700	36,600	65,300	24,700	33,300	58,000	7,300	12.6%

Total Company shipments increased 12.6% during the first quarter of 2007 as compared to the first quarter of 2006, primarily driven by a substantial increase in shipments of beer brewed on a contact basis. Total sales volume for the quarter ended March 31, 2007 increased to 65,300 barrels from 58,000 barrels for the same quarter in 2006. Shipments of the Company’s packaged products increased 10% while shipments of the Company’s draft products increased 16%. Excluding the impact of shipments of beer brewed on a contract basis, the Company’s shipments of bottled beer have steadily increased as a percentage of total beer shipments since the mid-1990’s. In the first quarter of 2007, 62.8% of total shipments, excluding beer brewed under a contract brewing arrangement, were shipments of bottled beer versus 61.8% in the same period in 2006.
Contributing significantly to the 7,300 barrel increase in the Company’s total shipments is an increase of 7,000 barrels of beer brewed at the Washington Brewery under contract brewing arrangements with Widmer. In connection with the Supply, Distribution and Licensing Agreement with Craft Brands, if shipments of the Company’s products in the Craft Brands territory decrease as compared to the previous year’s shipments, the Company has the right to brew Widmer products in an amount equal to the lower of (i) the Company’s product shipment decrease or (ii) the Widmer product shipment increase (the “Contractual Obligation”). In addition, pursuant to the Manufacturing and Licensing Agreement with Widmer, the Company may, at Widmer’s request, brew more beer for Widmer than the amount obligated by the Supply, Distribution and Licensing Agreement with Craft Brands. This Manufacturing and Licensing Agreement with Widmer expires December 31, 2007. Under these contract brewing arrangements, the Company brewed and shipped 11,200 barrels and 4,200 barrels of Widmer beer in the first quarter of 2007 and 2006, respectively. Of these shipments, approximately 68% of first quarter 2007 barrels were in excess of the Contractual Obligation and none of the first quarter 2006 barrels were in excess of the Contractual Obligation. Excluding shipments under these arrangements, 2007 first quarter shipments of the Company’s draft and bottled products were nearly flat, resulting in a 0.7% increase in total Company shipments in the first quarter of 2007 as compared to the same quarter in 2006. Driven by the Contractual Obligation as well as Widmer’s production needs, the Company anticipates that beer brewed and shipped in 2007 under the contract brewing arrangements with Widmer will increase significantly over 2006 levels. The Company expects this level of contract brewing for Widmer to end in the first half of 2008 as Widmer brings its own additional capacity on-line. The Company is evaluating alternatives to utilize the capacity that will become available upon the termination of the contract brewing. If the Company is unable to achieve significant growth through its own products or other alternative products, the Company may have significant unabsorbed overhead that would generate unfavorable financial results.

Included in the Company’s total shipments (as shipments through A-B in the table above) are shipments of Widmer Hefeweizen, a golden unfiltered wheat beer that is one of the leading American style Hefeweizens sold in the U.S. The Company brews Widmer Hefeweizen at the New Hampshire Brewery and distributes the beer through A-B in the midwest and eastern U.S. under license from Widmer. In 2003, the Company entered into a licensing agreement with Widmer to produce and sell the Widmer Hefeweizen brand in states east of the Mississippi River. In March 2005, the Widmer Hefeweizen distribution territory was expanded to include all of the Company’s midwest and eastern markets. The term of this agreement expires on February 1, 2008, with additional one-year automatic renewals unless either party notifies the other of its desire to have the term expire at the end of the then existing term at least 150 days prior to such expiration. The agreement may be terminated by either party at any time without cause pursuant to 150 days notice or for cause by either party under certain conditions. Additionally, Redhook and Widmer have entered into a separate agreement providing that if Widmer terminates the licensing agreement or causes it to expire before December 31, 2009, Widmer will pay the Company a lump sum payment, intended to partially compensate the Company for capital equipment expenditures made at the New Hampshire Brewery to support the sales growth of Widmer Hefeweizen. During the term of this agreement, Redhook will not brew, advertise, market, or distribute any product that is labeled or advertised as a “Hefeweizen” or any similar product in the agreed upon midwest and eastern territory. Brewing and selling of Redhook’s Hefe-weizen was discontinued in conjunction with this agreement. The Company shipped 6,300 barrels and 6,500 barrels of Widmer Hefeweizen during the first quarter of 2007 and 2006, respectively. The Company believes that the agreement increases capacity utilization and has strengthened the Company’s product portfolio. If the Widmer licensing agreement were terminated early, or if Widmer gave notice of its election to terminate the agreement according to its term on February 1, 2008, the Company would evaluate alternatives to utilize the capacity, either through new and existing Redhook products or alternative brewing relationships. If the Company is unable to utilize the capacity, the loss of revenue and the resulting excess capacity in the New Hampshire Brewery would have an adverse effect on the Company’s financial performance.
Excluding shipments of beer brewed under the contract brewing arrangement with Widmer and under the Widmer Hefeweizen licensing agreement, total Company shipments, in the U.S., increased by 600 barrels, or 1% in 2007 as compared to 2006.
At March 31, 2007 and 2006, the Company’s products were distributed in 48 states. Shipments in the midwest and eastern United States increased by 5% compared to the same 2006 period while shipments in the western United States served by Craft Brands decreased 3% during the same period.
Sales in the first quarter of 2007 to Craft Brands represented approximately 44% of total shipments, or 28,700 barrels, compared to 51%, or 29,600 barrels in the same 2006 quarter. Contributing most significantly to the decline in shipments in the western U.S. were a 22% decline in shipments to Oregon, attributable in part to price increases taken in early 2007, an 11% decline in shipments to Colorado, also due to highly competitive market pricing, and a 1% decline in shipments to Washington. A significant portion of the Company’s sales continue to be in the Pacific Northwest region, which the Company believes is one of the most competitive craft beer markets in the U.S., both in terms of number of market participants and consumer awareness. The Company continues to face extreme competitive pressure in Washington state, which is not only the Company’s largest market but is also its oldest market. From 2000 through 2006, the Company had experienced a 24% decline in sales volume in Washington state. In the first three months of 2007, sales of the Company’s products in the Craft Brands territory declined by 1% compared to the same period in 2006. Pricing of the Company’s products has increased and the level of promotion and discounting has declined, allowing the Company to achieve higher revenue per barrel; however, management believes there is a direct correlation to lower sales caused by higher net pricing. During this same period, Craft Brands has continued to experience success in selling Widmer and Kona products. Although the Company enjoys the benefits of those successes through its profit-sharing arrangement with Craft Brands, the Company believes it is critical for Craft Brands to deliver success with the Redhook products in addition to the other products. The Company has communicated this concern to Craft Brands and is working with Craft Brands’ management to establish new brand management throughout the portfolio of Redhook products. Craft Brands also responded to this concern by re-emphasizing its commitment to Redhook products. While Craft Brands has set goals and objectives to improve performance of the Redhook products in 2007, the first quarter 2007 goals were not met. The Company continues to work with Craft Brands management to improve performance.
Sales in the midwest and eastern United States in the first quarter of 2007 represented approximately 38% of total shipments, or 24,500 barrels, compared to 40%, or 23,300 barrels in the same 2006 quarter. Contributing most significantly to the sales growth in the first quarter of 2007 were increased sales to states in the southeastern U.S., offset by declines in sales in several New England states.
Pricing and Fees. The Company sells its product at wholesale pricing levels in the midwest and eastern U.S., at lower than wholesale pricing levels to Craft Brands in the western U.S., and at agreed-upon pricing levels for beer brewed on a contract basis.
Redhook continues to sell its product at wholesale pricing levels in the midwest and eastern U.S. through sales to A-B. Average wholesale revenue per barrel for draft products, net of discounts, improved approximately 5% in the first quarter of 2007 compared to the same quarter in 2006. This increase in pricing accounted for an increase of approximately $66,000 in total sales. Average wholesale revenue per barrel for bottle products, net of discounts, increased approximately 5% in 2007 compared to 2006. This increase in pricing accounted for an increase of approximately $116,000 in total sales. Seldom, if ever, are pricing changes driven by an inflationary period. Instead, pricing changes implemented by the Company generally follow pricing changes initiated by large domestic or import brewing companies. While the Company has implemented modest price increases during the past few years, some of the benefit has been offset by competitive promotions and discounting. Additionally, the Company may experience a decline in sales in certain regions following a price increase.
The Company sells its product to Craft Brands at a price substantially below wholesale pricing levels pursuant to the Supply, Distribution and Licensing Agreement with Craft Brands; Craft Brands, in turn, advertises, markets, sells and distributes the product to wholesale outlets in the western U.S. through a distribution agreement between Craft Brands and A-B. The prices that the Company charges Craft Brands for draft product and for bottled product are determined by contractually defined formulas and are based on the twelve month average pricing ending September of the previous year for all Redhook and Widmer draft product and for all Redhook and Widmer bottled product sold by Craft Brands. The prices are adjusted on January 1st of each year. Average revenue per barrel for draft products sold to Craft Brands increased approximately 1% in 2007 compared to 2006. This increase in pricing accounted for an increase of approximately $10,000 in total sales. Average revenue per barrel for bottle products sold to Craft Brands decreased 1% in 2007 compared to 2006 resulting in a decrease of $19,000 in total sales.
Average revenue per barrel on beer brewed on a contract basis for Widmer pursuant to the Supply, Distribution and Licensing Agreement with Craft Brands is generally at a price substantially lower than wholesale pricing levels. After the Contractual Obligation has been fulfilled pursuant to the Supply, Distribution and Licensing Agreement with Craft Brands, the price charged Widmer for any additional barrels brewed declines pursuant to the Manufacturing and Licensing Agreement with Widmer. Average revenue per barrel for draft beer brewed on a contract basis decreased 8% in 2007 compared to 2006 resulting in a decrease of $31,000 in total sales. In the first quarter of 2007, the Company began shipping bottled beer under this contract brewing arrangement.
In connection with all sales through the July 1, 2004 A-B Distribution Agreement, the Company pays a Margin fee to A-B. The Margin does not apply to sales to the Company’s retail operations or to dock sales. The Margin also does not apply to the Company’s sales to Craft Brands because Craft Brands pays a comparable fee to A-B on its resale of the product. The A-B Distribution Agreement also provides that the Company shall pay an additional fee on shipments that exceed shipments in the same territory during fiscal 2003 (the “Additional Margin”). For the three months ended March 31, 2007, the Margin was paid to A-B on shipments totaling 24,500 barrels to approximately 500 distribution points. For the three months ended in March 31, 2006, the Margin was paid to A-B on shipments totaling, 23,300 barrels to approximately 457 distribution points. Because first quarter 2007 and 2006 shipments in the midwest and eastern U.S. exceeded 2003 first quarter shipments in the same territory, the Company paid the Additional Margin on 10,500 and 9,300 barrels, respectively. The Margin is reflected as a reduction of sales in the Company’s statement of operations.
Retail Operations and Other Sales. Sales in the Company’s retail operations and other sales increased $48,000 to $1,103,000 in 2007 from $1,056,000 in 2006, primarily as the result of an increase in beer, food and merchandise sales.
Excise Taxes. Excise taxes increased $124,000 to $1,014,000 for the first quarter of 2007 compared to $890,000 for the same 2006 period, primarily the result of the overall increase in shipments. The Company continues to be responsible for federal and state excise taxes for all shipments, including those to Craft Brands and brewed under contract. The comparability of excise taxes as a percentage of net sales is impacted by: average revenue per barrel; the mix of sales in the midwest and eastern United States, sales to Craft Brands, sales of beer brewed on contract basis, and pub sales; and the estimated annual average federal and state excise tax rates.

Cost of Sales. Comparing the first quarter of 2007 to the first quarter of 2006, cost of sales increased by $564,000 but decreased as a percentage of net sales and on a per barrel basis. Although the Company experienced some increases in packaging, raw materials and repairs, the 12.6% increase in first quarter 2007 shipments resulted in fixed and semi-variable operating costs, such as depreciation and production salaries, being lower on a per barrel basis.
The Company’s cost of sales includes a licensing fee of $83,000 and $75,000 for the first quarters of 2007 and 2006, respectively, in connection with the Company’s shipment of 6,300 barrels and 6,500 barrels of Widmer Hefeweizen in the midwest and eastern United States pursuant to a licensing agreement with Widmer.
Based upon the breweries’ combined theoretical production capacity under optimal year-round brewing conditions of 115,000 barrels and 93,750 barrels for the first three months of 2007 and 2006, the utilization rates were 57% and 62%, respectively. Capacity utilization rates are calculated by dividing the Company’s total shipments by the combined theoretical production capacity.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the first quarter of 2007 increased $323,000 to $2,036,000 from expenses of $1,714,000 in the same 2006 quarter. The increase is primarily attributable to an increase in accounting-related fees related to the implementation of Sarbanes-Oxley Section 404, legal, consulting and meeting costs incurred in connection with merger discussions, salary increases and modest increases in sales and marketing expenditures.
Income from Equity Investment in Craft Brands. After giving effect to income attributable to the Kona brand, which was shared differently between the Company and Widmer through 2006, the Craft Brands operating agreement dictates that remaining profits and losses of Craft Brands are allocated between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively. For the quarter ended March 31, 2007, the Company’s share of Craft Brands’ net income totaled $678,000. For the quarter ended March 31, 2006, the Company’s share of Craft Brands’ net income totaled $514,000. Net cash flow of Craft Brands, if any, is generally distributed monthly to the Company based on the Company’s cash flow percentage of 42%. In the first quarter of 2007, the Company received cash distributions of $316,000, representing its share of the net cash flow of Craft Brands. In the first quarter of 2006, the Company received cash distributions of $400,000.
Interest Expense. Interest expense was unchanged at $83,000 for the first quarter of 2007 and 2006. Higher average interest rates in the first quarter of 2007, partially offset by a declining term loan balance, resulted in no change in interest expense.
Other Income, net. Other income, net increased by $61,000 to $115,000 for the first quarter of 2007 from $54,000 for the first quarter of 2006, primarily as a result of a $39,000 increase in interest income earned on interest-bearing deposits.
Income Taxes. The Company’s effective income tax rate was a 45.0% benefit for the quarter ending March 31, 2007 and a 1.2% expense for the quarter ending March 31, 2006. Both periods include a provision for current state taxes. The Company has estimated its effective tax rate to be 45.0% in 2007, driven by projected pre-tax results relative to other components of the tax provision calculation, such as the exclusion of a portion of meals and entertainment expenses from tax return deductions. In 2006, the Company increased the valuation allowance that covers net tax operating loss carryforwards and other net deferred tax assets. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically certain federal and state NOLs that may expire before the Company is able to utilize the tax benefit. Realization of the benefit is dependent on the Company’s ability to generate future U.S. taxable income. To the extent that the Company is unable to generate adequate taxable income in future periods, the Company will not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering potentially expiring NOLs.

Craft Brands Alliance LLC
The Company has accounted for its investment in Craft Brands under the equity method, as outlined by Accounting Principle Board Opinion (“APB”) No. 18, The Equity Method of Accounting for Investments in Common Stock. Pursuant to APB No. 18, the Company has recorded its share of Craft Brands’ net income in the Company’s statement of operations as income from equity investment in Craft Brands. The following discussion should be read in conjunction with the financial statements and notes thereto of Craft Brands Alliance LLC, filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, in Item 15. Exhibits and Financial Statement Schedules in accordance with Rule 3-09 of Regulation S-X.
The following summarizes a comparison of certain items included in Craft Brands’ statement of operations for the quarters ended March 31, 2007 and 2006. Certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation. The effects of the reclassifications did not affect net income or the profit allocation.
Sales. Craft Brands’ sales totaled $16,881,000 for the first quarter of 2007 compared to $15,915,000 for the first quarter of 2006. In addition to selling 28,700 barrels of the Company’s product to wholesalers in the western United States in the first quarter of 2007 and 29,600 barrels in the first quarter of 2006, Craft Brands also sold Widmer and Kona products. Total Craft Brands shipments increased approximately 1.9% as compared to shipments in the three-month period of 2006. Average wholesale revenue per barrel for all draft products sold by Craft Brands, net of discounts, increased 2% in the first quarter of 2007 as compared to the same quarter in 2006. Average wholesale revenue per barrel for all bottle products sold by Craft Brands, net of discounts, increased 3% in the first quarter of 2007 as compared to the same period in 2006. For the quarter ended March 31, 2007, average wholesale revenue per barrel for all products sold by Craft Brands was nearly flat compared to average wholesale revenue per barrel on direct sales to wholesalers by the Company during the same period. Craft Brands also pays fees to A-B in connection with sales to A-B that are comparable to fees paid by the Company.
Cost of Sales. Cost of sales of Craft Brands totaled $12,011,000 for the first quarter of 2007 compared to $11,699,000 for the first quarter of 2006. The increase in cost of sales over the 2006 quarter is attributable to higher sales volume, an increase in prices charged by the Company and Widmer for draft product sold to Craft Brands, and higher freight, slightly offset by a decrease in prices charged by the Company and Widmer for bottled product sold to Craft Brands. Craft Brands purchases product from the Company and Widmer at a price substantially below wholesale pricing levels pursuant to the Supply, Distribution, and Licensing Agreement between Craft Brands and each of the Company and Widmer.
Selling, General and Administrative Expenses. Craft Brands’ selling, general and administrative expenses totaled $3,161,000 for the first quarter of 2007 compared to $2,940,000 for the first quarter of 2006, reflecting all advertising, marketing and promotion efforts for the Redhook, Widmer and Kona brands. During the quarter ended March 31, 2007, higher sales and marketing costs of approximately $97,000, attributable to adding several new positions and an increase in the cost of promotional materials, contributed to the increase compared to 2006.
Net Income. Craft Brands’ net income totaled $1,615,000 for the first quarter of 2007 compared to $1,227,000 for the first quarter of 2006. The Company’s share of Craft Brands’ net income totaled $678,000 for the first quarter of 2007 compared to $514,000 for the first quarter of 2006. After giving effect to income attributable to the Kona brand, which was shared differently between the Company and Widmer through 2006, the Craft Brands operating agreement dictates that remaining profits and losses of Craft Brands are allocated between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively.

Outlook
Shipments in April 2007, including shipments of beer brewed on a contract basis and shipments of Widmer Hefeweizen in the midwest and east under the licensing agreement with Widmer, increased 19.8% to 27,700 barrels as compared to shipments of 23,100 barrels in April 2006. Excluding shipments of Widmer Hefeweizen brewed on a contract basis at the Washington Brewery and shipments of Widmer Hefeweizen in the midwest and east under the licensing agreement with Widmer, shipments of Redhook products increased 11.6% in April 2007 compared to April 2006, reflecting an increase of 25% in shipments in the midwest and eastern United States and an increase of 4% in the Craft Brands territory. The Company believes that sales volume for the first month of a quarter should not be relied upon as an accurate indicator of results for future periods. Sales in the craft beer industry generally reflect a degree of seasonality, with the first and fourth quarters historically being the slowest and the rest of the year typically demonstrating stronger sales. The Company has historically operated with little or no backlog and, therefore, its ability to predict sales for future periods is limited.
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
The Company had $8,072,000 and $9,435,000 of cash and cash equivalents at March 31, 2007 and December 31, 2006, respectively. At March 31, 2007, the Company had working capital of $7,757,000. The Company’s long-term debt as a percentage of total capitalization (long-term debt and common stockholders’ equity) was 6.5% at March 31, 2007 compared to 6.6% at December 31, 2006. Cash used by operating activities increased to $971,000 in the first quarter of 2007 from $276,000 for the same period in 2006. Cash used by operating activities was higher in 2007 as a result of normal fluctuations in operating assets and liabilities.
During the three months ended March 31, 2007, the Company’s capital expenditures totaled $352,000, including approximately $303,000 related to the expansion of fermentation capacity in the New Hampshire Brewery. Capital expenditures for fiscal year 2007 are expected to total approximately $3.0 million, including the $352,000 incurred to date. Capital expenditures will be funded with operating cash flows. In June 2007, the Company plans to bring on-line an additional 25,000 barrels of fermentation capacity at the New Hampshire Brewery at an estimated cost of $1.3 million.
The Company has a credit agreement with a bank under which a term loan (the “Term Loan”) is provided. In June 2006, the credit agreement was amended to extend the maturity date from June 5, 2007 to June 5, 2012. The Term Loan is secured by substantially all of the Company’s assets. Interest on the Term Loan accrues at London Inter Bank Offered Rate (“LIBOR”) plus 1.75% and the Company has the option to fix the applicable interest rate for up to twelve months by selecting LIBOR for one- to twelve- month periods as a base. As of March 31, 2007, there was $4,613,000 outstanding on the Term Loan, and the Company’s one-month LIBOR-based borrowing rate was 7.1%. The termination of the A-B Distribution Agreement for any reason would constitute an event of default under the credit agreement and the bank may declare the entire outstanding loan balance immediately due and payable. If this were to occur, the Company could seek to refinance its Term Loan with one or more banks or obtain additional equity capital; however, there can be no assurance the Company would be able to access additional capital to meet its needs or that such additional capital would be at commercially reasonable terms.
The terms of the credit agreement require the Company to meet certain financial covenants. The Company was in compliance with all covenants for the quarter ended March 31, 2007 and expects that it will remain in compliance with its debt covenants for the next twelve months. In December 2001, March 2003, February 2004 and October 2004, the credit agreement was amended to modify several financial covenants. In January 2006, the credit agreement was amended to eliminate the tangible net worth covenant (shareholders’ equity less intangible assets) as of the year ended December 31, 2005. These modifications to the financial covenants have reduced the likelihood that a violation of the covenants by the Company will occur in the future. However, if the Company were to report a significant net loss for one or more quarters within a time period covered by the financial covenants, one or more of the covenants would be negatively impacted and could result in a violation. Failure to meet the covenants required by the credit agreement is an event of default and, at its option, the bank could deny a request for a waiver and declare the entire outstanding loan balance immediately due and payable. In such a case, the Company would seek to refinance the loan with one or more banks, potentially at less desirable terms. However, there can be no guarantee that additional financing would be available at commercially reasonable terms, if at all.
The following table summarizes the financial covenants required by the Term Loan and the Company’s current level of compliance with these covenants:

Quarter Ended
	Required by Term Loan	March 31, 2007
Capital ratio	Less than: 1.25:1	0.22:1
Working capital	Greater than: $1,900,000	$7,757,355
Fixed charge coverage ratio	Greater than: 1.15:1	3.390:1
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
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, (“FIN No. 48”). FIN No. 48 clarifies the accounting and disclosure requirement for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. The interpretation prescribes the minimum recognition threshold and measurement attribute required to be met before a tax position that has been taken or is expected to be taken is recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition, and clearly scopes income taxes out of FASB No. 5, Accounting for Contingencies. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted this interpretation on January 1, 2007. The adoption of FIN No. 48 did not have a material impact on the Company’s balance sheet or statement of operations.
As of March 31, 2007, the Company’s deferred tax assets were primarily comprised of net operating loss carryforwards (“NOLs”) of $26.5 million, or $9.0 million tax-effected; federal and state alternative minimum tax credit carryforwards of $166,000; and state NOL carryforwards of $214,000 tax-effected. In assessing the realizability of the deferred tax assets, the Company considered both positive and negative evidence when measuring the need for a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income during the periods in which those temporary differences become deductible. The Company considered the scheduled reversal of deferred tax liabilities, projected future taxable income and other factors in making this assessment. The Company’s estimates of future taxable income takes into consideration, among other items, estimates of future taxable income related to depreciation. Based upon the available evidence, the Company does not believe that all of the deferred tax assets will be realized. Accordingly, the Company’s balance sheet includes a valuation allowance to cover certain federal and state NOLs that may expire before the Company is able to utilize the tax benefit. As of March 31, 2007, the Company had a valuation allowance of $1,059,000. To the extent that the Company continues to be unable to generate adequate taxable income in future periods, the Company will not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering potentially expiring NOLs.
There were no unrecognized tax benefits as of January 1, 2007 or March 31, 2007.

Historically, the Company has not incurred any interest or penalties associated with tax matters and no interest or penalties were recognized during the three months ended March 31, 2007. However, the Company has adopted a policy whereby penalties incurred in connection with tax matters will be classified as general and administrative expenses, and interest assessments incurred in connection with tax matters will be classified as interest expense.
Tax years that remain open for examination by federal and state taxing authorities include 2003, 2004, 2005, and 2006. In addition, tax years from 1996 to 2002 may be subject to examination to the extent that the Company utilizes the NOLs from those years in its current year or future year tax returns.
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
Investment in Craft Brands Alliance LLC. The Company has assessed its investment in Craft Brands pursuant to the provisions of FASB Interpretation No. 46 Revised, Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51 (“FIN No. 46R”). FIN No. 46R clarifies the application of consolidation accounting for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest; these entities are referred to as variable interest entities. Variable interest entities within the scope of FIN No. 46R are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN No. 46R also requires disclosure of significant variable interests in variable interest entities for which a company is not the primary beneficiary. The Company has concluded that its investment in Craft Brands meets the definition of a variable interest entity but that the Company is not the primary beneficiary. In accordance with FIN No. 46R, the Company has not consolidated the financial statements of Craft Brands with the financial statements of the Company, but instead accounted for its investment in Craft Brands under the equity method, as outlined by APB No. 18, The Equity Method of Accounting for Investments in Common Stock. The equity method requires that the Company recognize its share of the net earnings of Craft Brands by increasing its investment in Craft Brands on the Company’s balance sheet and recognizing income from equity investment in the Company’s statement of operations. A cash distribution or the Company’s share of a net loss reported by Craft Brands is reflected as a decrease in investment in Craft Brands on the Company’s balance sheet. The Company does not control the amount or timing of cash distributions by Craft Brands. For the three months ended March 31, 2007 and 2006, the Company recognized $678,000 and $514,000, respectively, of undistributed earnings related to its investment in Craft Brands. During the same period in 2007 and 2006, the Company received cash distributions of $316,000 and $400,000, respectively, representing its share of the net cash flow of Craft Brands. The Company’s share of the earnings of Craft Brands contributed a significant portion of income to the Company’s results of operations. The Company will periodically review its investment in Craft Brands to insure that it complies with the guidelines prescribed by FIN No. 46R.
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
In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. An enterprise shall disclose the cumulative effect of the change on retained earnings in the statement of financial position as of the date of adoption and such disclosure is required only in the year of adoption. On January 1, 2007, the Company adopted FIN No. 48; the adoption did not have a material effect on its results of operations or financial condition.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 clarifies the SEC staff’s beliefs regarding the process of quantifying financial statement misstatements and is effective for fiscal years ending after November 15, 2006. On January 1, 2007, the Company adopted SAB No. 108; the adoption did not have a material effect on the Company’s results of operations or financial condition.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The standard applies whenever other standards require, or permit, assets or liabilities to be measured at fair value. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The adoption of SFAS No. 157 as of December 31, 2006 did not have a material impact on the Company’s results of operations or financial condition.
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
The Company did not have any derivative financial instruments as of March 31, 2007.
ITEM 4. Controls and Procedures
The Company has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer, President and Chief Operating Officer, and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
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
ITEM 1A. Risk Factors
Information regarding risk factors affecting the Company appears in Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K except as described below:
We may experience a shortage in kegs necessary to distribute our draft beer. The Company distributes its draft beer in kegs that are owned by the Company as well as leased from A-B and a third-party vendor. During periods when the Company experiences stronger sales, the Company relies on kegs leased from A-B and the third-party vendor to address the additional demand. As shipments of draft beer increase, the Company may experience a shortage of available kegs to fill sales orders. If the Company cannot meet its keg requirements through either lease or purchase, the Company may be required to delay some draft shipments. Such delays could have an adverse impact on the Company’s sales and relationships with its wholesalers, A-B and Craft Brands. The Company is currently reviewing other alternatives for leasing or purchasing kegs. There is no assurance, though, that the Company will be successful securing additional kegs.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Submission of Matters to a Vote of Security Holders
None.

ITEM 5. Other Information
None.
ITEM 6. Exhibits
The following exhibits are filed as part of this report.

31.1	Certification of Chief Executive Officer of Redhook Ale Brewery, Incorporated pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of President and Chief Operating Officer of Redhook Ale Brewery, Incorporated pursuant to Exchange Act Rule 13a-14(a)

31.3	Certification of Chief Financial Officer of Redhook Ale Brewery, Incorporated pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer of Redhook Ale Brewery, Incorporated pursuant to Exchange Act 13a-14(b) and 18 U.S.C. Section 1350

32.2	Certification of President and Chief Operating Officer of Redhook Ale Brewery, Incorporated pursuant to Exchange Act 13a-14(b) and 18 U.S.C. Section 1350

32.3	Certification of Chief Financial Officer of Redhook Ale Brewery, Incorporated pursuant to Exchange Act 13a-14(b) and 18 U.S.C. Section 1350

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDHOOK ALE BREWERY, INCORPORATED

May 11, 2007	BY: /s/ Jay T. Caldwell
Jay T. Caldwell
Chief Financial Officer and Treasurer