Form 10-Q
period 2007-06-30
REDHOOK ALE BREWERY INC
filed 2007-08-10
CIK 892222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Common Stock outstanding as August 3, 2007 was 8,349,855.

REDHOOK ALE BREWERY, INCORPORATED
FORM 10-Q
For The Quarterly Period Ended June 30, 2007

PART I.
ITEM 1. Financial Statements
REDHOOK ALE BREWERY, INCORPORATED
BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,021,705	$9,435,073
Accounts receivable, net of allowance for doubtful accounts of $38,325 and $68,808 in 2007 and 2006, respectively	3,600,922	1,842,388
Trade receivable from Craft Brands	823,779	854,507
Inventories	2,865,673	2,571,732
Deferred income tax asset, net	668,631	506,886
Other	121,101	203,594

Total current assets	17,101,811	15,414,180
Fixed assets, net	57,194,586	58,076,434
Investment in Craft Brands	738,412	127,555
Other assets	288,891	222,573

Total assets	$75,323,700	$73,840,742

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,623,249	$2,233,689
Trade payable to Craft Brands	580,270	324,900
Accrued salaries, wages and payroll taxes	1,288,983	1,547,482
Refundable deposits	2,363,690	2,153,127
Other accrued expenses	683,933	380,394
Current portion of long-term debt and capital lease obligations	465,067	464,648

Total current liabilities	8,005,192	7,104,240

Long-term debt and capital lease obligations, net of current portion	4,088,977	4,321,616

Deferred income tax liability, net	1,845,940	1,548,699

Other liabilities	199,945	173,768

Common stockholders’ equity:
Common stock, par value $0.005 per share, authorized, 50,000,000 shares; issued and outstanding, 8,344,189 shares in 2007 and 8,281,489 shares in 2006	41,721	41,407
Additional paid-in capital	69,259,791	68,977,402
Retained earnings (deficit)	(8,117,866)	(8,326,390)

Total common stockholders’ equity	61,183,646	60,692,419

Total liabilities and common stockholders’ equity	$75,323,700	$73,840,742

The accompanying notes are an integral part of these financial statements.

REDHOOK ALE BREWERY, INCORPORATED
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Sales	$13,469,578	$11,143,511	$23,026,510	$19,812,761
Less excise taxes	1,566,974	1,186,685	2,580,944	2,076,588

Net sales	11,902,604	9,956,826	20,445,566	17,736,173
Cost of sales	9,847,481	8,110,165	17,653,563	15,352,695

Gross profit	2,055,123	1,846,661	2,792,003	2,383,478
Selling, general and administrative expenses	2,143,707	1,799,664	4,180,169	3,513,470
Income from equity investment in Craft Brands	969,888	818,774	1,648,126	1,332,923

Operating income	881,304	865,771	259,960	202,931
Interest expense	82,031	84,062	165,218	167,145
Other income, net	169,332	88,132	284,407	142,060

Income before income taxes	968,605	869,841	379,149	177,846
Income tax provision	435,881	10,614	170,625	19,048

Net income	$532,724	$859,227	$208,524	$158,798

Basic earnings per share	$0.06	$0.10	$0.03	$0.02

Diluted earnings per share	$0.06	$0.10	$0.02	$0.02

The accompanying notes are an integral part of these financial statements.

REDHOOK ALE BREWERY, INCORPORATED
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Operating Activities
Net income	$208,524	$158,798
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on disposition of fixed assets	(2,757)	203
Depreciation and amortization	1,421,121	1,508,289
Income from equity investment in Craft Brands less than (in excess of) cash distributions	(610,857)	(268,029)
Stock-based compensation	169,400	53,760
Deferred income taxes	135,496	—
Changes in operating assets and liabilities	(964,261)	83,104

Net cash provided by operating activities	356,666	1,536,125
Investing Activities
Expenditures for fixed assets	(895,544)	(671,085)
Proceeds from disposition of fixed assets	244,427	—
Other, net	—	(6,188)

Net cash used in investing activities	(651,117)	(677,273)
Financing Activities
Principal payments on debt and capital lease obligations	(232,220)	(229,546)
Issuance of common stock	113,303	38,894

Net cash used in financing activities	(118,917)	(190,652)

Increase (decrease) in cash and cash equivalents	(413,368)	668,200
Cash and cash equivalents:
Beginning of period	9,435,073	6,435,609

End of period	$9,021,705	$7,103,809

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
2. Merger Discussions
On January 3, 2007, the Company publicly disseminated a press release announcing that it was entering into preliminary discussions with Widmer Brothers Brewing Company regarding the possibility of combining the two companies. These negotiations are continuing. In connection with these discussions, the Company has incurred approximately $110,000 and $170,000 in legal, consulting and meeting costs during the three and six months ended June 30, 2007, respectively. These costs are reflected in the statement of operations as selling, general and administrative expenses.
As a result of these discussions, on January 2, 2007, the Company adopted a Company-wide severance plan that permits the payment of severance benefits to all full-time employees, other than executive officers, in the event that an employee’s employment is terminated as a result of a merger or other business combination with Widmer Brothers Brewing Company.
3. Inventories
Inventories consist of the following:

	June 30,	December 31,
	2007	2006
Raw materials	$400,868	$666,938
Work in process	829,607	622,352
Finished goods	446,002	247,333
Promotional merchandise	556,267	538,339
Packaging materials	632,929	496,770

	$2,865,673	$2,571,732

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
The Operating Agreement requires the Company to make certain capital contributions to support the operations of Craft Brands. Contemporaneous with the execution of the Operating Agreement, the Company made a 2004 sales and marketing capital contribution in the amount of $250,000. The agreement designated that this sales and marketing capital contribution be used by Craft Brands for expenses related to the marketing, advertising and promotion of the Company’s products. The Operating Agreement also requires an additional sales and marketing contribution in 2008 if the volume of sales of Redhook products in 2007 in the Craft Brands territory is less than 92% of the volume of sales of Redhook products in 2003 in the Craft Brands territory. In 2007, Widmer and Redhook entered into an amendment to the Operating Agreement to reduce the Redhook 2008 sales and marketing contribution to reflect the Company’s commitment to expand the production capacity of its Washington and New Hampshire Breweries to produce more Widmer products. Redhook’s 2008 sales and marketing contribution, if one is required, cannot exceed $310,000 and will be required to be paid by the Company in no more than three equal installments made on or before February 1, 2008, April 1, 2008 and July 1, 2008. Because sales in the craft beer industry generally reflect a degree of seasonality and the Company has historically operated with little or no backlog, the Company’s ability to predict sales for future periods is limited. Accordingly, the Company cannot predict to what degree, if at all, the Company will be required to make a 2008 sales and marketing contribution. Widmer has a similar obligation under the Operating Agreement with respect to a 2008 sales and marketing capital contribution that is capped at $750,000. The Operating Agreement also obligates the Company and Widmer to make other additional capital contributions only upon the request and consent of the Craft Brands’ board of directors.
The Operating Agreement also requires the Company and Widmer to make loans to Craft Brands to assist Craft Brands in conducting its operations and meeting its obligations. To the extent that cash flow from operations and borrowings from financial institutions is not sufficient for Craft Brands to meet its obligations, the Company and Widmer are obligated to lend to Craft Brands the funds the president of Craft Brands deems necessary to meet such obligations. As of June 30, 2007 and December 31, 2006, there were no loan obligations due to the Company.
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
For the three months ended June 30, 2007 and 2006, the Company’s share of Craft Brands’ net income totaled $970,000 and $819,000, respectively. During the three months ended June 30, 2007 and 2006, the Company received cash distributions of $721,000 and $665,000, respectively, representing its share of the net cash flow of Craft Brands.
For the six months ended June 30, 2007 and 2006, the Company’s share of Craft Brands’ net income totaled $1,648,000 and $1,333,000, respectively. During the six months ended June 30, 2007 and 2006, the Company received cash distributions of $1,037,000 and $1,065,000, respectively, representing its share of the net cash flow of Craft Brands.
As of June 30, 2007 and December 31, 2006, the Company’s investment in Craft Brands totaled $738,000 and $128,000, respectively.
For the three months ended June 30, 2007, shipments of the Company’s products to Craft Brands represented approximately 34% of total Company shipments, or 32,600 barrels. For the three months ended June 30, 2006, shipments of the Company’s products to Craft Brands represented 45% of total Company shipments, or 34,400 barrels.
For the six months ended June 30, 2007, shipments of the Company’s products to Craft Brands represented approximately 38% of total Company shipments, or 61,300 barrels. For the six months ended June 30, 2006, shipments of the Company’s products to Craft Brands represented 48% of total Company shipments, or 64,000 barrels.
In conjunction with the sale of Redhook product to Craft Brands, the Company’s balance sheets as of June 30, 2007 and December 31, 2006 reflect a trade receivable due from Craft Brands of approximately $824,000 and $855,000, respectively. In conjunction with the sale of Redhook products in Washington state, where state liquor regulations require that the Company sells its product directly to third-party beer distributors, the Company’s balance sheets as of June 30, 2007 and December 31, 2006 reflect a trade payable to Craft Brands, based upon a contractually determined formula, of approximately $580,000 and $325,000, respectively.
5. Common Stockholders’ Equity
In conjunction with the exercise of stock options granted under the Company’s stock option plans, the Company issued 38,500 shares of the Company’s common stock (“Common Stock”) totaling $113,000 during the six months ended June 30, 2007. During the six months ended June 30, 2006, the Company issued 34,900 shares of Common Stock totaling $39,000.
Following shareholder approval of the Redhook Ale Brewery, Incorporated 2007 Stock Incentive Plan (the “2007 Plan”) at the May 22, 2007 Annual Meeting of Shareholders, the board of directors approved the following fully-vested stock grants under the 2007 Plan: 2,300 shares of Common Stock to each independent, non-employee director, 10,000 shares of Common Stock to the Chief Executive Officer Paul Shipman, and 5,000 shares of Common Stock to President David Mickelson. In conjunction with these stock grants, the Company issued 24,200 shares of Common Stock and recognized stock-based compensation expense of $169,400 in the three and six months ended June 30, 2007.

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
The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator for basic and diluted net income per share — net income	$532,724	$859,227	$208,524	$158,798

Denominator for basic net income per share - weighted average common shares outstanding	8,325,438	8,241,602	8,310,440	8,233,713

Dilutive effect of stock options on weighted average common shares	441,863	270,287	437,252	257,468

Denominator for diluted net income per share	8,767,301	8,511,889	8,747,692	8,491,181

Basic net income per share	$0.06	$0.10	$0.03	$0.02

Diluted net income per share	$0.06	$0.10	$0.02	$0.02

7. Stock-Based Compensation
In 2007, the board of directors adopted and the shareholders approved the Redhook Ale Brewery, Incorporated 2007 Stock Incentive Plan. The 2007 Plan provides for stock options, restricted stock, restricted stock units, performance awards and stock appreciation rights. While incentive stock options may only be granted to employees, awards other than incentive stock options may be granted to employees and directors. The 2007 Plan is administered by the compensation committee of the board of directors. A maximum of 100,000 shares of Common Stock are authorized for issuance under the 2007 Plan.
The compensation committee may also grant non-qualified stock options and incentive stock options to employees, non-employee directors and independent consultants or advisors under the 2002 Stock Option Plan (the “2002 Plan”). As of June 30, 2007, 96,959 options were available for future grant under the 2002 Plan. The Company issues new shares of Common Stock upon exercise of stock options.
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

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
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
On November 29, 2005, the board of directors of the Company approved an acceleration of vesting of all of the Company’s unvested stock options (the “Acceleration”). The Acceleration was effective for stock options outstanding as of December 30, 2005. These options were granted under the 1992 Plan and 2002 Plan. As a result of the Acceleration, options to acquire approximately 136,000 shares of the Company’s Common Stock, or 16% of total outstanding options, became exercisable on December 30, 2005. Of the approximately 136,000 shares subject to the Acceleration, options to acquire approximately 70,000 shares of the Company’s Common Stock at an exercise price of $1.865 would have otherwise fully vested in August 2006, and options to acquire approximately 66,000 shares of the Company’s Common Stock at an exercise price of $2.019 would have otherwise vested in August 2006 and August 2007. The Acceleration did not have a material impact on 2006 or 2007 results of operations.
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
On May 22, 2007, the board of directors approved a grant of 2,300 shares of fully-vested Common Stock to each independent, non-employee director, 10,000 shares of fully-vested Common Stock to the Chief Executive Officer Paul Shipman, and 5,000 shares of fully-vested Common Stock to President David Mickelson under the 2007 Plan. In conjunction with these stock grants, the Company issued 24,200 shares of Common Stock and recognized stock-based compensation expense of $169,400 in the Company’s statement of operations for the three and six months ended June 30, 2007. Because no stock options were granted during the six months ended June 30, 2007, no stock-based compensation expense related to stock options was recognized in the Company’s statement of operations for the six months ended June 30, 2007.
Stock-based compensation expense recognized in the Company’s statement of operations for the three and six months ended June 30, 2006 totaled $54,000 and is attributable to stock options granted to non-employee directors (other than A-B designated directors).
No stock-based compensation expense was recognized in 2007 or 2006 for stock options outstanding as of December 31, 2005 because these options were fully vested prior to the January 1, 2006 adoption of SFAS No. 123R.

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
Presented below is a summary of stock option plans’ activity for the six months ended June 30, 2007:

		Weighted	Weighted
		Average	Average
	Shares	Exercise	Remaining
	Subject to	Price per	Contractual	Aggregate
	Options	Share	Life	Intrinsic Value
Outstanding at January 1, 2007	783,440	$2.89	4.10	$1,950,534
Granted	—
Exercised	(38,500)	$2.94
Canceled	(38,150)	$8.13

Outstanding at June 30, 2007	706,790	$2.60	3.81	$3,788,040

Exercisable at June 30, 2007	706,790	$2.60	3.81	$3,788,040

The aggregate intrinsic value of options outstanding and exercisable at June 30, 2007 and January 1, 2007 is the difference between the stock closing price as reported by NASDAQ and the exercise price of the shares. The market values as of June 30, 2007 and January 1, 2007 were $7.76 and $5.20, respectively. As of June 30, 2007 and 2006, there was no unrecognized stock-based compensation expense related to unvested stock options. During the three months ended June 30, 2007 and 2006, the total intrinsic value of stock options exercised was $45,000 and $140,000, respectively.
The following table summarizes information for options currently outstanding and exercisable at June 30, 2007:

		Average	Weighted
	Number	Remaining	Average
Range of Exercise	Outstanding	Contractual	Exercise
Prices	& Exercisable	Life (Yrs)	Price
$1.485 to $1.815	8,000	3.40	$1.650
$1.816 to $1.865	325,840	4.09	$1.865
$1.866 to $2.019	138,534	5.16	$2.019
$2.020 to $2.180	8,000	5.89	$2.180
$2.181 to $2.425	6,666	4.89	$2.425
$2.426 to $2.450	12,000	6.88	$2.450
$2.451 to $3.150	16,000	7.90	$3.150
$3.151 to $3.969	156,000	1.89	$3.969
$3.970 to $5.730	35,750	0.88	$5.730

$1.485 to $5.730	706,790	3.81	$2.601

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
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
As of June 30, 2007 and December 31, 2006, the Company’s deferred tax assets were primarily comprised of federal net operating loss carryforwards (“NOLs”), federal and state alternative minimum tax credit carryforwards, and state NOL carryforwards. In assessing the realizability of the deferred tax assets, the Company considered both positive and negative evidence when measuring the need for a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income during the periods in which those temporary differences become deductible. The Company considered the scheduled reversal of deferred tax liabilities, projected future taxable income and other factors in making this assessment. The Company’s estimates of future taxable income take into consideration, among other items, estimates of future taxable income related to depreciation. Based upon the available evidence, the Company does not believe that all of the deferred tax assets will be realized. Accordingly, the Company’s balance sheet as of June 30, 2007 and December 31, 2006 includes a valuation allowance of $1,059,000 to cover certain federal and state NOLs that may expire before the Company is able to utilize the tax benefit. To the extent that the Company continues to be unable to generate adequate taxable income in future periods, the Company will not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering potentially expiring NOLs.
There were no unrecognized tax benefits as of January 1, 2007 or June 30, 2007.
Historically, the Company has not incurred any interest or penalties associated with tax matters and no interest or penalties were recognized during the three and six months ended June 30, 2007. However, the Company has adopted a policy whereby penalties incurred in connection with tax matters will be classified as general and administrative expenses, and interest assessments incurred in connection with tax matters will be classified as interest expense.
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
The Company’s gross sales and net income for the six months ended June 30, 2007 totaled $23,027,000 and $209,000, respectively, compared to gross sales and a net income of $19,813,000 and $159,000, respectively, for the same period in 2006. Sales in the craft beer industry generally reflect a degree of seasonality, with the first and fourth quarters historically being the slowest and the rest of the year typically demonstrating stronger sales. The Company has historically operated with little or no backlog, and, therefore, its ability to predict sales for future periods is limited.
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
Under normal circumstances, the Company operates its brewing facilities up to seven days per week with multiple shifts per day. Under ideal brewing conditions (which would include, among other factors, production of a single brand in a single package), the theoretical production capacity is approximately 250,000 barrels per year at the Washington Brewery and 235,000 barrels per year at the New Hampshire Brewery. Because of various factors, including the following two, the Company does not believe that it is likely that actual production volume will approximate theoretical production capacity: (1) the Company’s brewing process, which management believes is similar to its competitors’ brewing processes, inherently results in some level of beer loss attributable to filtering, bottling, and keg filling; and (2) the Company routinely brews and packages various brands and package sizes during the year.
In order to accommodate volume growth in the markets served by the New Hampshire Brewery, the Company has expanded fermentation capacity during the last several years. In the second half of May 2007, the Company completed process control automation upgrades to the brewery and added one 70,000 pound grain silo. In early June 2007, the Company completed the installation of four additional 400-barrel fermenters. Installation cost for this expansion totaled nearly $1.2 million and added approximately 25,000 barrels of capacity to the New Hampshire Brewery, bringing the brewery’s theoretical production capacity to approximately 235,000 barrels per year. As with the previous expansions, production capacity at the New Hampshire Brewery can be added in phases until the facility reaches its maximum designed production capacity of approximately 250,000 barrels per year, under ideal brewing conditions. Driven by various considerations including seasonality, production schedules of various draft products and bottled products and packages, and losses attributable to filtering, bottling and keg filling, actual production capacity will be less than theoretical production capacity. In order to reduce the spread between actual and theoretical production capacity, additional capital expenditures will be required. The decision to add capacity is affected by the availability of capital, construction constraints and anticipated sales in new and existing markets.
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

Results of Operations
The following table sets forth, for the periods indicated, certain items from the Company’s Statements of Operations expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Sales	113.2%	111.9%	112.6%	111.7%
Less excise taxes	13.2	11.9	12.6	11.7

Net sales	100.0	100.0	100.0	100.0
Cost of sales	82.7	81.5	86.3	86.6

Gross profit	17.3	18.5	13.7	13.4
Selling, general and administrative expenses	18.0	18.1	20.4	19.8
Income from equity investment in Craft Brands	8.1	8.2	8.0	7.5

Operating income	7.4	8.6	1.3	1.1
Interest expense	0.7	0.8	0.8	0.9
Other income, net	1.4	0.9	1.4	0.8

Income before income taxes	8.1	8.7	1.9	1.0
Income tax provision	3.6	0.1	0.9	0.1

Net income	4.5%	8.6%	1.0%	0.9%

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
The following table sets forth, for the periods indicated, a comparison of certain items from the Company’s Statements of Operations:

	Three Months Ended
	June 30,		Increase /	%
	2007	2006	(Decrease)	Change
Sales	$13,469,578	$11,143,511	$2,326,067	20.9%
Less excise taxes	1,566,974	1,186,685	380,289	32.0

Net sales	11,902,604	9,956,826	1,945,778	19.5
Cost of sales	9,847,481	8,110,165	1,737,316	21.4

Gross profit	2,055,123	1,846,661	208,462	11.3
Selling, general and administrative expenses	2,143,707	1,799,664	344,043	19.1
Income from equity investment in Craft Brands	969,888	818,774	151,114	18.5

Operating income	881,304	865,771	15,533	1.8
Interest expense	82,031	84,062	(2,031)	2.4
Other income, net	169,332	88,132	81,200	92.1

Income before income taxes	968,605	869,841	98,764	11.4
Income tax provision	435,881	10,614	425,267	4,006.7

Net income	$532,724	$859,227	$(326,503)	38.0%

Sales. Total sales increased $2,326,000 in the second quarter of 2007 as compared to the second quarter of 2006, primarily impacted by the following factors:
•	An increase in overall pricing and shipments in the midwest and eastern United States resulted in a $643,000 increase in 2007 second quarter sales;

•	A decrease in overall pricing and shipments in the western United States (not including beer brewed on a contract basis) resulted in a $240,000 decrease in 2007 second quarter sales;

•	An increase in shipments of beer brewed on a contract basis, slightly offset by a decrease in pricing of these shipments, contributed a $1,751,000 increase in 2007 second quarter sales; and

•	Pub and other sales increased $207,000 in the second quarter of 2007.
Shipments. The following table sets forth a comparison of shipments (in barrels) for the periods indicated:

	Three Months Ended June 30,
	2007			2006
	Draft	Bottle	Total	Draft	Bottle	Total	Increase /	%
	Shipments	Shipments	Shipments	Shipments	Shipments	Shipments	(Decrease)	Change
A-B	12,900	17,500	30,400	12,700	15,100	27,800	2,600	9.4%
Craft Brands	9,900	22,700	32,600	10,100	24,300	34,400	(1,800)	(5.2)
Contract brewing	19,200	12,100	31,300	12,500	—	12,500	18,800	150.4
Pubs and other	1,100	400	1,500	1,000	300	1,300	200	15.4

Total shipped	43,100	52,700	95,800	36,300	39,700	76,000	19,800	26.1%

Total Company shipments increased 26.1% during the second quarter of 2007 as compared to the second quarter of 2006, primarily driven by a substantial increase in shipments of beer brewed on a contact basis. Total sales volume for the quarter ended June 30, 2007 increased to 95,800 barrels from 76,000 barrels for the same quarter in 2006. Shipments of the Company’s packaged products increased 32.7% while shipments of the Company’s draft products increased 18.7%. Excluding the impact of shipments of beer brewed on a contract basis, the Company’s shipments of bottled beer have steadily increased as a percentage of total beer shipments since the mid-1990’s. In the second quarter of 2007, 62.9% of total shipments, excluding beer brewed under a contract brewing arrangement, were shipments of bottled beer versus 62.6% in the same period in 2006.
Contributing significantly to the 19,800 barrel increase in the Company’s total shipments is an increase of 18,800 barrels of beer brewed under contract brewing arrangements with Widmer. In connection with the Supply, Distribution and Licensing Agreement with Craft Brands, if shipments of the Company’s products in the Craft Brands territory decrease as compared to the previous year’s shipments, the Company has the right to brew Widmer products in an amount equal to the lower of (i) the Company’s product shipment decrease or (ii) the Widmer product shipment increase (the “Contractual Obligation”). In addition, pursuant to a Manufacturing and Licensing Agreement with Widmer, the Company may, at Widmer’s request, brew more beer for Widmer than the amount obligated by the Supply, Distribution and Licensing Agreement with Craft Brands. This Manufacturing and Licensing Agreement with Widmer expires December 31, 2007. Under these contract brewing arrangements, the Company brewed and shipped 31,300 barrels and 12,500 barrels of Widmer beer in the second quarter of 2007 and 2006, respectively. Of these shipments, all of second quarter 2007 barrels were in excess of the Contractual Obligation and 54% of the second quarter 2006 barrels were in excess of the Contractual Obligation. While these contract brewing arrangements have, since their inception, been limited to brewing at the Washington Brewery, during the second quarter of 2007 the New Hampshire Brewery brewed and shipped approximately 3,700 barrels of the total 31,300 barrels shipped. The Company does not anticipate that the New Hampshire Brewery will be utilized in conjunction with the contract brewing arrangement with Widmer in future periods. Excluding shipments under these contract brewing arrangements, 2007 second quarter shipments of the Company’s draft and bottled products increased modestly, or 1.7%, as compared to the same quarter in 2006. Driven by the Contractual Obligation as well as Widmer’s production needs, the Company anticipates that beer brewed and shipped in 2007 under the contract brewing arrangements with Widmer will continue to be significantly higher than 2006 levels. The Company expects this level of contract brewing for Widmer to end in the second half of 2008 as Widmer brings its own additional capacity on-line. The Company is evaluating alternatives to utilize the capacity that will become available upon the termination of the contract brewing. If the Company is unable to achieve significant growth through its own products or other alternative products, the Company may have significant unabsorbed overhead that would generate unfavorable financial results.
Included in the Company’s total shipments (as shipments through A-B in the table above) are shipments of Widmer Hefeweizen, a golden unfiltered wheat beer that is one of the leading American style Hefeweizens sold in the U.S. The Company brews Widmer Hefeweizen at the New Hampshire Brewery and distributes the beer through A-B in the midwest and eastern U.S. under license from Widmer. In 2003, the Company entered into a licensing agreement with Widmer to produce and sell the Widmer Hefeweizen brand in states east of the Mississippi River. In March 2005, the Widmer Hefeweizen distribution territory was expanded to include all of the Company’s midwest and eastern markets. The term of this agreement expires on February 1, 2008, with additional one-year automatic renewals unless either party notifies the other of its desire to have the term expire at the end of the then existing term at least 150 days prior to such expiration. The agreement may be terminated by either party at any time without cause pursuant to 150 days notice or for cause by either party under certain conditions. Additionally, Redhook and Widmer have entered into a separate agreement providing that if Widmer terminates the licensing agreement or causes it to expire before December 31, 2009, Widmer will pay the Company a lump sum payment, intended to partially compensate the Company for capital equipment expenditures made at the New Hampshire Brewery to support the sales growth of Widmer Hefeweizen. During the term of this agreement, Redhook will not brew, advertise, market, or distribute any product that is labeled or advertised as a “Hefeweizen” or any similar product in the agreed upon midwest and eastern territory. Brewing and selling of Redhook’s Hefe-weizen was discontinued in conjunction with this agreement. The Company shipped 9,000 barrels and 9,800 barrels of Widmer Hefeweizen during the second quarter of 2007 and 2006, respectively. The Company believes that the agreement increases capacity utilization and has strengthened the Company’s product portfolio. If the Widmer licensing agreement were terminated early, or if Widmer gave notice of its election to terminate the agreement according to its term on February 1, 2008, the Company would evaluate alternatives to utilize the capacity, either through new and existing Redhook products or alternative brewing relationships. If the Company is unable to utilize the capacity, the loss of revenue and the resulting excess capacity in the New Hampshire Brewery would have an adverse effect on the Company’s financial performance.

Excluding shipments of beer brewed under the contract brewing arrangement with Widmer and under the Widmer Hefeweizen licensing agreement, total Company shipments in the U.S. increased by 1,900 barrels, or 3.5% in 2007 as compared to 2006.
At June 30, 2007 and 2006, the Company’s products were distributed in 48 states. Shipments in the midwest and eastern United States increased by 9.4% compared to the same 2006 period while shipments in the western United States served by Craft Brands decreased 5.2% during the same period.
Sales in the second quarter of 2007 to Craft Brands represented approximately 34% of total shipments, or 32,600 barrels, compared to 45%, or 34,400 barrels in the same 2006 quarter. Contributing most significantly to the decline in shipments in the western U.S. were a 25% decline in shipments to Oregon, attributable in part to a reduction in discounting, a 28% decline in shipments to Colorado, due to highly competitive market pricing, and a 4% decline in California, where an increase in pricing appears to have negatively impacted sales. Shipments in Washington were nearly flat for the second quarter of 2007 as compared to the same 2006 quarter. A significant portion of the Company’s sales continue to be in the Pacific Northwest region, which the Company believes is one of the most competitive craft beer markets in the U.S., both in terms of number of market participants and consumer awareness. The Company continues to face extreme competitive pressure in Washington state, which is not only the Company’s largest market but is also its oldest market. From 2000 through 2006, the Company had experienced a 24% decline in sales volume in Washington state. Pricing of the Company’s products has increased and the level of promotion and discounting has declined, allowing the Company to achieve higher revenue per barrel; however, management believes there is a direct correlation to lower sales caused by higher net pricing. During this same period, Craft Brands has continued to experience success in selling Widmer and Kona products. Although the Company enjoys the benefits of those successes through its profit-sharing arrangement with Craft Brands, the Company believes it is critical for Craft Brands to deliver success with the Redhook products in addition to the other products. The Company has communicated this concern to Craft Brands and is working with Craft Brands’ management to establish new brand management throughout the portfolio of Redhook products. Craft Brands also responded to this concern by re-emphasizing its commitment to Redhook products and focusing its sales efforts on the Company’s Long Hammer IPA. Although this attention has resulted in an increase in shipments of Long Hammer IPA over the prior year’s second quarter, shipments of the Company’s other products in the Craft Brands territory have not shown improvement in 2007 over the previous year. While Craft Brands has set goals and objectives to improve performance of the Redhook products in 2007, the second quarter 2007 goals were not met. The Company continues to work with Craft Brands management to improve performance.
Sales in the midwest and eastern United States in the second quarter of 2007 represented approximately 32% of total shipments, or 30,400 barrels, compared to 37%, or 27,800 barrels in the same 2006 quarter. Contributing most significantly to the sales growth in the second quarter of 2007 were increased sales to states in the southeastern U.S., offset by declines in sales in several New England states.
Pricing and Fees. The Company sells its product at wholesale pricing levels in the midwest and eastern U.S., at lower than wholesale pricing levels to Craft Brands in the western U.S., and at agreed-upon pricing levels for beer brewed on a contract basis.
Redhook continues to sell its product at wholesale pricing levels in the midwest and eastern U.S. through sales to A-B. Average wholesale revenue per barrel for draft products, net of discounts, improved nearly 3% in the second quarter of 2007 compared to the same quarter in 2006. This increase in pricing accounted for an increase of approximately $45,000 in total sales. Average wholesale revenue per barrel for bottle products, net of discounts, increased approximately 2% in 2007 compared to 2006. This increase in pricing accounted for an increase of approximately $59,000 in total sales. Seldom, if ever, are pricing changes driven by an inflationary period. Instead, pricing changes implemented by the Company generally follow pricing changes initiated by large domestic or import brewing companies. While the Company has implemented modest price increases during the past few years, some of the benefit has been offset by competitive promotions and discounting. Additionally, the Company may experience a decline in sales in certain regions following a price increase.
The Company sells its product to Craft Brands at a price substantially below wholesale pricing levels pursuant to the Supply, Distribution and Licensing Agreement with Craft Brands; Craft Brands, in turn, advertises, markets, sells and distributes the product to wholesale outlets in the western U.S. through a distribution agreement between Craft Brands and A-B. The prices that the Company charges Craft Brands for draft product and for bottled product are determined by contractually defined formulas and are based on the twelve month average pricing ending September of the previous year for all Redhook and Widmer draft product and for all Redhook and Widmer bottled product sold by Craft Brands. The prices are adjusted on January 1st of each year. Average revenue per barrel for draft products sold to Craft Brands increased approximately 2% in the second quarter of 2007 compared to 2006. This increase in pricing accounted for an increase of approximately $18,000 in total sales. Average revenue per barrel for bottle products sold to Craft Brands decreased more than 1% in 2007 compared to 2006 resulting in a decrease of $43,000 in total sales.
Average revenue per barrel on beer brewed on a contract basis for Widmer pursuant to the Supply, Distribution and Licensing Agreement with Craft Brands is generally at a price substantially lower than wholesale pricing levels. After the Contractual Obligation has been fulfilled pursuant to the Supply, Distribution and Licensing Agreement with Craft Brands, the price charged Widmer for any additional barrels brewed declines pursuant to the Manufacturing and Licensing Agreement with Widmer. Average revenue per barrel for draft beer brewed on a contract basis decreased nearly 11% in the second quarter of 2007 compared to 2006 resulting in a decrease of $107,000 in total sales. In the first quarter of 2007, the Company began shipping bottled beer under this contract brewing arrangement.
In connection with all sales through the July 1, 2004 A-B Distribution Agreement, the Company pays a Margin fee to A-B. The Margin does not apply to sales to the Company’s retail operations or to dock sales. The Margin also does not apply to the Company’s sales to Craft Brands because Craft Brands pays a comparable fee to A-B on its resale of the product. The A-B Distribution Agreement also provides that the Company shall pay an additional fee on shipments that exceed shipments in the same territory during fiscal 2003 (the “Additional Margin”). For the three months ended June 30, 2007, the Margin was paid to A-B on shipments totaling 30,400 barrels to approximately 532 distribution points. For the three months ended June 30, 2006, the Margin was paid to A-B on shipments totaling, 27,800 barrels to approximately 471 distribution points. Because second quarter 2007 and 2006 shipments in the midwest and eastern U.S. exceeded 2003 second quarter shipments in the same territory, the Company paid the Additional Margin on 5,100 and 2,200 barrels, respectively. The Margin is reflected as a reduction of sales in the Company’s statement of operations.
Retail Operations and Other Sales. Sales in the Company’s retail operations and other sales increased $207,000 to $1,632,000 in the second quarter of 2007 from $1,425,000 in the same period in 2006, primarily as the result of an increase in beer and food sales.
Excise Taxes. Excise taxes increased $380,000 to $1,567,000 for the second quarter of 2007 compared to $1,187,000 for the same 2006 period, primarily the result of the overall increase in shipments. The Company continues to be responsible for federal and state excise taxes for all shipments, including those to Craft Brands and brewed under contract. The comparability of excise taxes as a percentage of net sales is impacted by: average revenue per barrel; the mix of sales in the midwest and eastern United States, sales to Craft Brands, sales of beer brewed on contract basis, and pub sales; and the estimated annual average federal and state excise tax rates.
Cost of Sales. Comparing the second quarter of 2007 to the second quarter of 2006, cost of sales increased by $1,737,000 and as a percentage of net sales, but decreased on a per barrel basis. Although the Company experienced some increases in packaging, raw materials, freight and repairs, the 26.1% increase in second quarter 2007 shipments was the primary driver behind the increase in costs. This increase in shipments resulted in fixed and semi-variable operating costs, such as depreciation and production salaries, being lower on a per barrel basis.
According to industry and media sources, the price of barley, a primary ingredient in most beers, has increased 48% over the last year. The significant price increase is apparently driven by a lower supply of barley as farmers shift their focus to growing corn, a key component of biofuels. While the Company has experienced an increase in the cost of barley over the past year, the Company’s fixed price contracts have limited that increase to less than 10%. As the Company’s existing barley purchase contracts expire, the Company has entered into new barley supply contracts that reflect current market pricing that is significantly higher than 2007 year-to-date pricing. This increase in the cost of barley will likely have a significant impact on the Company’s cost of sales and gross profit, beginning with the Company’s results for the third quarter of 2007.
The Company’s cost of sales includes a licensing fee of $125,000 and $118,000 for the second quarters of 2007 and 2006, respectively, in connection with the Company’s shipment of 9,000 barrels and 9,800 barrels of Widmer Hefeweizen in the midwest and eastern United States pursuant to a licensing agreement with Widmer.

Based upon the breweries’ combined theoretical production capacity under optimal year-round brewing conditions of 117,083 barrels and 108,750 barrels for the second quarter of 2007 and 2006, the utilization rates were 82% and 70%, respectively. Capacity utilization rates are calculated by dividing the Company’s total shipments by the combined theoretical production capacity.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the second quarter of 2007 increased $344,000 to $2,144,000 from expenses of $1,800,000 in the same 2006 quarter. The increase is primarily attributable to increases in stock-based compensation expense, Sarbanes-Oxley Section 404 costs, merger-related costs, salaries, and sales and marketing expenditures. In May 2007, the Company issued 24,200 shares of the Company’s common stock to its independent, non-employee directors and certain executive officers, and recognized stock-based compensation expense of $169,400. Stock-based compensation expense recognized for the three months ended June 30, 2006 totaled $54,000 and is attributable to stock options granted to independent, non-employee directors. Driven by the 2007 deadline for implementation of Sarbanes-Oxley Section 404, the Company has incurred additional consulting and accounting-related fees of approximately $6,000 in the second quarter of 2007. Additionally, the Company has incurred approximately $110,000 in legal, consulting and meeting costs in connection with merger discussions. Salaries and related expenses also increased $56,000 for the quarter ended June 30, 2007 as compared to the same period in 2006, and sales and marketing expenditures are up $65,000 for the same 2007 quarter,
Income from Equity Investment in Craft Brands. After giving effect to income attributable to the Kona brand, which was shared differently between the Company and Widmer through 2006, the Craft Brands operating agreement dictates that remaining profits and losses of Craft Brands are allocated between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively. For the quarter ended June 30, 2007, the Company’s share of Craft Brands’ net income totaled $970,000. For the quarter ended June 30, 2006, the Company’s share of Craft Brands’ net income totaled $819,000. Net cash flow of Craft Brands, if any, is generally distributed monthly to the Company based on the Company’s cash flow percentage of 42%. In the second quarter of 2007, the Company received cash distributions of $721,000, representing its share of the net cash flow of Craft Brands. In the second quarter of 2006, the Company received cash distributions of $665,000.
Interest Expense. Interest expense was nearly flat at $82,000 for the second quarter of 2007 and $84,000 for the second quarter of 2006. Higher average interest rates in the second quarter of 2007, partially offset by a declining term loan balance, resulted in very little change in interest expense.
Other Income, net. Other income, net increased by $81,000 to $169,000 for the second quarter of 2007 from $88,000 for the second quarter of 2006, largely attributable to a $60,000 insurance recovery for expenses incurred following a December 2006 storm and a $28,000 increase in interest income earned on interest-bearing deposits.
Income Taxes. The Company’s effective income tax rate was a 45.0% expense for the quarter ending June 30, 2007 and a 1.2% expense for the quarter ending June 30, 2006. Both periods include a provision for current state taxes. The Company has estimated its effective tax rate to be 45.0% in 2007, driven by projected pre-tax results relative to other components of the tax provision calculation, such as the exclusion of a portion of meals and entertainment expenses from tax return deductions. In 2006, the Company increased the valuation allowance that covers net tax operating loss carryforwards and other net deferred tax assets. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically certain federal and state NOLs that may expire before the Company is able to utilize the tax benefit. Realization of the benefit is dependent on the Company’s ability to generate future U.S. taxable income. To the extent that the Company is unable to generate adequate taxable income in future periods, the Company will not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering potentially expiring NOLs.

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
The following summarizes a comparison of certain items included in Craft Brands’ statement of operations for the quarters ended June 30, 2007 and 2006. Certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation. The effects of the reclassifications did not affect net income or the profit allocation.
Sales. Craft Brands’ sales totaled $21,276,000 for the second quarter of 2007 compared to $18,716,000 for the second quarter of 2006. In addition to selling 32,600 barrels of the Company’s product to wholesalers in the western United States in the second quarter of 2007 and 34,400 barrels in the second quarter of 2006, Craft Brands also sold Widmer and Kona products. Total Craft Brands shipments increased approximately 7.7% as compared to shipments in the three-month period of 2006. Average wholesale revenue per barrel for all draft products sold by Craft Brands, net of discounts, increased 5% in the second quarter of 2007 as compared to the same quarter in 2006. Average wholesale revenue per barrel for all bottle products sold by Craft Brands, net of discounts, increased over 6% in the second quarter of 2007 as compared to the same period in 2006. For the quarter ended June 30, 2007, average wholesale revenue per barrel for all products sold by Craft Brands was approximately 1% higher than average wholesale revenue per barrel on direct sales to wholesalers by the Company during the same period. Craft Brands also pays fees to A-B in connection with sales to A-B that are comparable to fees paid by the Company.
Cost of Sales. Cost of sales of Craft Brands totaled $14,792,000 for the second quarter of 2007 compared to $13,663,000 for the second quarter of 2006. The increase in cost of sales over the 2006 quarter is attributable to higher sales volume, an increase in prices charged by the Company and Widmer for draft product sold to Craft Brands, and higher freight costs, slightly offset by a decrease in prices charged by the Company for bottled product sold to Craft Brands. Craft Brands purchases product from the Company and Widmer at a price substantially below wholesale pricing levels pursuant to the Supply, Distribution, and Licensing Agreement between Craft Brands and each of the Company and Widmer.
Selling, General and Administrative Expenses. Craft Brands’ selling, general and administrative expenses totaled $3,986,000 for the second quarter of 2007 compared to $3,022,000 for the second quarter of 2006, reflecting all advertising, marketing and promotion efforts for the Redhook, Widmer and Kona brands. During the quarter ended June 30, 2007, sales and marketing costs increased approximately $674,000, primarily the result of adding several new positions and an increase in the cost of promotional materials, and administrative expenses increased approximately $291,000.
Net Income. Craft Brands’ net income totaled $2,309,000 for the second quarter of 2007 compared to $1,955,000 for the second quarter of 2006. The Company’s share of Craft Brands’ net income totaled $970,000 for the second quarter of 2007 compared to $819,000 for the second quarter of 2006. After giving effect to income attributable to the Kona brand, which was shared differently between the Company and Widmer through 2006, the Craft Brands operating agreement dictates that remaining profits and losses of Craft Brands are allocated between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
The following table sets forth, for the periods indicated, a comparison of certain items from the Company’s Statements of Operations:

	Six Months Ended
	June 30,		Increase /	%
	2007	2006	(Decrease)	Change
Sales	$23,026,510	$19,812,761	$3,213,749	16.2%
Less excise taxes	2,580,944	2,076,588	504,356	24.3

Net sales	20,445,566	17,736,173	2,709,393	15.3
Cost of sales	17,653,563	15,352,695	2,300,868	15.0

Gross profit	2,792,003	2,383,478	408,525	17.1
Selling, general and administrative expenses	4,180,169	3,513,470	666,699	19.0
Income from equity investment in Craft Brands	1,648,126	1,332,923	315,203	23.6

Operating income	259,960	202,931	57,029	28.1
Interest expense	165,218	167,145	(1,927)	1.2
Other income, net	284,407	142,060	142,347	100.2

Income before income taxes	379,149	177,846	201,303	113.2
Income tax provision	170,625	19,048	151,577	795.8

Net income	$208,524	$158,798	$49,726	31.3%

Sales. Total sales increased $3,214,000 in the first six months of 2007 as compared to the first six months of 2006, primarily impacted by the following factors:
•	An increase in overall pricing and shipments in the midwest and eastern United States resulted in a $1,035,000 increase in 2007 year-to-date sales;

•	A decrease in overall pricing and shipments in the western United States (not including beer brewed on a contract basis) resulted in a $324,000 decrease in 2007 year-to-date sales;

•	An increase in shipments of beer brewed on a contract basis, partially offset by a decrease in pricing of these shipments, contributed a $2,358,000 increase in 2007 year-to-date sales; and

•	Pub and other sales increased $255,000 in the first six months of 2007.
Shipments. The following table sets forth a comparison of shipments (in barrels) for the periods indicated:

	Six Months Ended June 30,
	2007			2006
	Draft	Bottle	Total	Draft	Bottle	Total	Increase /	%
	Shipments	Shipments	Shipments	Shipments	Shipments	Shipments	(Decrease)	Change
A-B	23,800	31,100	54,900	23,200	27,900	51,100	3,800	7.4%
Craft Brands	18,500	42,800	61,300	19,400	44,600	64,000	(2,700)	(4.2)
Contract brewing	27,800	14,700	42,500	16,800	—	16,800	25,700	153.0
Pubs and other	1,800	600	2,400	1,600	600	2,200	200	9.1

Total shipped	71,900	89,200	161,100	61,000	73,100	134,100	27,000	20.1%

Total Company shipments increased 20.1% during the first six months of 2007 as compared to the first six months of 2006, primarily driven by a substantial increase in shipments of beer brewed on a contact basis. Total sales volume for the six months ended June 30, 2007 increased to 161,100 barrels from 134,100 barrels for the same period in 2006. Shipments of the Company’s packaged products increased 22.0% while shipments of the Company’s draft products increased 17.9%. Excluding the impact of shipments of beer brewed on a contract basis, the Company’s shipments of bottled beer have steadily increased as a percentage of total beer shipments since the mid-1990’s. In the six months ended June 30, 2007, 62.9% of total shipments, excluding beer brewed under a contract brewing arrangement, were shipments of bottled beer versus 62.2% in the same period in 2006.
Contributing significantly to the 27,000 barrel increase in the Company’s total shipments is an increase of 25,700 barrels of beer brewed under contract brewing arrangements with Widmer. In connection with the Supply, Distribution and Licensing Agreement with Craft Brands, if shipments of the Company’s products in the Craft Brands territory decrease as compared to the previous year’s shipments, the Company has the right to brew Widmer products in an amount equal to the lower of (i) the Company’s product shipment decrease or (ii) the Widmer product shipment increase (the “Contractual Obligation”). In addition, pursuant to a Manufacturing and Licensing Agreement with Widmer, the Company may, at Widmer’s request, brew more beer for Widmer than the amount obligated by the Supply, Distribution and Licensing Agreement with Craft Brands. This Manufacturing and Licensing Agreement with Widmer expires December 31, 2007. Under these contract brewing arrangements, the Company brewed and shipped 42,500 barrels and 16,800 barrels of Widmer beer in the first six months of 2007 and 2006, respectively. Of these shipments, 92% of the year-to-date 2007 barrels were in excess of the Contractual Obligation and 40% of the year-to-date 2006 barrels were in excess of the Contractual Obligation. While these contract brewing arrangements have, since their inception, been limited to brewing at the Washington Brewery, during the first six months of 2007 the New Hampshire Brewery brewed and shipped approximately 3,700 barrels of the total 42,500 barrels. The Company does not anticipate that the New Hampshire Brewery will be utilized in conjunction with the contract brewing arrangement with Widmer in future periods. Excluding shipments under these contract brewing arrangements, 2007 year-to-date shipments of the Company’s draft and bottled products increased modestly, or 1.3%, as compared to the same period in 2006. Driven by the Contractual Obligation as well as Widmer’s production needs, the Company anticipates that beer brewed and shipped in 2007 under the contract brewing arrangements with Widmer will continue to be significantly higher than 2006 levels. The Company expects this level of contract brewing for Widmer to end in the second half of 2008 as Widmer brings its own additional capacity on-line. The Company is evaluating alternatives to utilize the capacity that will become available upon the termination of the contract brewing. If the Company is unable to achieve significant growth through its own products or other alternative products, the Company may have significant unabsorbed overhead that would generate unfavorable financial results.
Included in the Company’s total shipments (as shipments through A-B in the table above) are shipments of Widmer Hefeweizen, a golden unfiltered wheat beer that is one of the leading American style Hefeweizens sold in the U.S. The Company brews Widmer Hefeweizen at the New Hampshire Brewery and distributes the beer through A-B in the midwest and eastern U.S. under license from Widmer. In 2003, the Company entered into a licensing agreement with Widmer to produce and sell the Widmer Hefeweizen brand in states east of the Mississippi River. In March 2005, the Widmer Hefeweizen distribution territory was expanded to include all of the Company’s midwest and eastern markets. The term of this agreement expires on February 1, 2008, with additional one-year automatic renewals unless either party notifies the other of its desire to have the term expire at the end of the then existing term at least 150 days prior to such expiration. The agreement may be terminated by either party at any time without cause pursuant to 150 days notice or for cause by either party under certain conditions. Additionally, Redhook and Widmer have entered into a separate agreement providing that if Widmer terminates the licensing agreement or causes it to expire before December 31, 2009, Widmer will pay the Company a lump sum payment, intended to partially compensate the Company for capital equipment expenditures made at the New Hampshire Brewery to support the sales growth of Widmer Hefeweizen. During the term of this agreement, Redhook will not brew, advertise, market, or distribute any product that is labeled or advertised as a “Hefeweizen” or any similar product in the agreed upon midwest and eastern territory. Brewing and selling of Redhook’s Hefe-weizen was discontinued in conjunction with this agreement. The Company shipped 15,300 barrels and 16,300 barrels of Widmer Hefeweizen during the first six months of 2007 and 2006, respectively. The Company believes that the agreement increases capacity utilization and has strengthened the Company’s product portfolio. If the Widmer licensing agreement were terminated early, or if Widmer gave notice of its election to terminate the agreement according to its term on February 1, 2008, the Company would evaluate alternatives to utilize the capacity, either through new and existing Redhook products or alternative brewing relationships. If the Company is unable to utilize the capacity, the loss of revenue and the resulting excess capacity in the New Hampshire Brewery would have an adverse effect on the Company’s financial performance.

Excluding shipments of beer brewed under the contract brewing arrangement with Widmer and under the Widmer Hefeweizen licensing agreement, total Company shipments in the U.S. increased by 2,400 barrels, or 2.4% in 2007 as compared to 2006.
At June 30, 2007 and 2006, the Company’s products were distributed in 48 states. Shipments in the midwest and eastern United States increased by 7.4% compared to the six month 2006 period while shipments in the western United States served by Craft Brands decreased 4.2% during the same period.
Sales in the first six months to Craft Brands represented approximately 38% of total shipments, or 61,300 barrels, compared to 48%, or 64,000 barrels in the same 2006 quarter. Contributing most significantly to the decline in shipments in the western U.S. were a 24% decline in shipments to Oregon, attributable in part to a reduction in discounting, a 19% decline in shipments to Colorado, due to highly competitive market pricing, and a 3% decline in shipments to California, where an increase in pricing appears to have negatively impacted sales. Shipments in Washington state were nearly flat for the six months of 2007 as compared to the same period in 2006. A significant portion of the Company’s sales continue to be in the Pacific Northwest region, which the Company believes is one of the most competitive craft beer markets in the U.S., both in terms of number of market participants and consumer awareness. The Company continues to face extreme competitive pressure in Washington state, which is not only the Company’s largest market but is also its oldest market. From 2000 through 2006, the Company experienced a 24% decline in sales volume in Washington state. Pricing of the Company’s products has increased and the level of promotion and discounting has declined, allowing the Company to achieve higher revenue per barrel; however, management believes there is a direct correlation to lower sales caused by higher net pricing. During this same period, Craft Brands has continued to experience success in selling Widmer and Kona products. Although the Company enjoys the benefits of those successes through its profit-sharing arrangement with Craft Brands, the Company believes it is critical for Craft Brands to deliver success with the Redhook products in addition to the other products. The Company has communicated this concern to Craft Brands and is working with Craft Brands’ management to establish new brand management throughout the portfolio of Redhook products. Craft Brands also responded to this concern by re-emphasizing its commitment to Redhook products and focusing its sales efforts on the Company’s Long Hammer IPA. Although this attention has resulted in an increase in shipments of Long Hammer IPA over the prior year’s six-month period, shipments of the Company’s other products in the Craft Brands territory have not shown improvement in 2007 over the previous year. While Craft Brands has set goals and objectives to improve performance of the Redhook products in 2007, the 2007 year-to-date goals were not met. The Company continues to work with Craft Brands management to improve performance.
Sales in the midwest and eastern United States in the six months of 2007 represented approximately 34% of total shipments, or 54,900 barrels, compared to 38%, or 51,100 barrels in the same 2006 period. Contributing most significantly to the sales growth in the six months of 2007 were increased sales to states in the southeastern U.S., offset by declines in sales in several New England states.
Pricing and Fees. The Company sells its product at wholesale pricing levels in the midwest and eastern U.S., at lower than wholesale pricing levels to Craft Brands in the western U.S., and at agreed-upon pricing levels for beer brewed on a contract basis.
Redhook continues to sell its product at wholesale pricing levels in the midwest and eastern U.S. through sales to A-B. Average wholesale revenue per barrel for draft products, net of discounts, improved more than 3% in the six months of 2007 compared to the same six months of 2006. This increase in pricing accounted for an increase of approximately $111,000 in total sales. Average wholesale revenue per barrel for bottle products, net of discounts, increased approximately 3% in 2007 compared to 2006. This increase in pricing accounted for an increase of approximately $174,000 in total sales. Seldom, if ever, are pricing changes driven by an inflationary period. Instead, pricing changes implemented by the Company generally follow pricing changes initiated by large domestic or import brewing companies. While the Company has implemented modest price increases during the past few years, some of the benefit has been offset by competitive promotions and discounting. Additionally, the Company may experience a decline in sales in certain regions following a price increase.
The Company sells its product to Craft Brands at a price substantially below wholesale pricing levels pursuant to the Supply, Distribution and Licensing Agreement with Craft Brands; Craft Brands, in turn, advertises, markets, sells and distributes the product to wholesale outlets in the western U.S. through a distribution agreement between Craft Brands and A-B. The prices that the Company charges Craft Brands for draft product and for bottled product are determined by contractually defined formulas and are based on the twelve month average pricing ending September of the previous year for all Redhook and Widmer draft product and for all Redhook and Widmer bottled product sold by Craft Brands. The prices are adjusted on January 1st of each year. Average revenue per barrel for draft products sold to Craft Brands increased more than 1% for the six months ended June 30, 2007 compared to the same period in 2006. This increase in pricing accounted for an increase of approximately $28,000 in total sales. Average revenue per barrel for bottle products sold to Craft Brands decreased approximately 1% in same period in 2007 compared to 2006 resulting in a decrease of $61,000 in total sales.
Average revenue per barrel on beer brewed on a contract basis for Widmer pursuant to the Supply, Distribution and Licensing Agreement with Craft Brands is generally at a price substantially lower than wholesale pricing levels. After the Contractual Obligation has been fulfilled pursuant to the Supply, Distribution and Licensing Agreement with Craft Brands, the price charged Widmer for any additional barrels brewed declines pursuant to the Manufacturing and Licensing Agreement with Widmer. Average revenue per barrel for draft beer brewed on a contract basis decreased more than 9% in the first six months of 2007 compared to 2006 resulting in a decrease of $130,000 in total sales. In the first quarter of 2007, the Company began shipping bottled beer under this contract brewing arrangement.
In connection with all sales through the July 1, 2004 A-B Distribution Agreement, the Company pays a Margin fee to A-B. The Margin does not apply to sales to the Company’s retail operations or to dock sales. The Margin also does not apply to the Company’s sales to Craft Brands because Craft Brands pays a comparable fee to A-B on its resale of the product. The A-B Distribution Agreement also provides that the Company shall pay an additional fee on shipments that exceed shipments in the same territory during fiscal 2003 (the “Additional Margin”). For the six months ended June 30, 2007, the Margin was paid to A-B on shipments totaling 54,900 barrels to approximately 532 distribution points. For the three months ended June 30, 2006, the Margin was paid to A-B on shipments totaling, 51,100 barrels to approximately 487 distribution points. Because 2007 and 2006 shipments in the midwest and eastern U.S. exceeded 2003 second quarter shipments in the same territory, the Company paid the Additional Margin on 15,400 and 11,300 barrels, respectively. The Margin is reflected as a reduction of sales in the Company’s statement of operations.
Retail Operations and Other Sales. Sales in the Company’s retail operations and other sales increased $255,000 to $2,735,000 in first six months of 2007 from $2,480,000 in the same period in 2006, primarily as the result of an increase in beer and food sales.
Excise Taxes. Excise taxes increased $504,000 to $2,581,000 for the six months ended June 30, 2007 compared to $2,077,000 for the six months ended June 30, 2006, primarily the result of the overall increase in shipments. The Company continues to be responsible for federal and state excise taxes for all shipments, including those to Craft Brands and brewed under contract. The comparability of excise taxes as a percentage of net sales is impacted by: average revenue per barrel; the mix of sales in the midwest and eastern United States, sales to Craft Brands, sales of beer brewed on contract basis, and pub sales; and the estimated annual average federal and state excise tax rates.
Cost of Sales. Comparing the first six months of 2007 to the same period in 2006, cost of sales increased by $2,301,000 but decreased as a percentage of net sales and on a per barrel basis. Although the Company experienced some increases in packaging, raw materials, freight and repairs, the 20.1% increase in shipments in the first six months of 2007 was the primary driver behind the increase in costs. This resulted in fixed and semi-variable operating costs, such as depreciation and production salaries, being lower on a per barrel basis. Additionally, cost of sales for the six months ended June 30, 2006 reflect a payment of $124,000 from A-B for invoice costs collected by A-B from 1994 through 2005 in excess of amounts due under the 1994 A-B Distribution Alliance and the 2004 A-B Distribution Agreement.
According to industry and media sources, the price of barley, a primary ingredient in most beers, has increased 48% over the last year. The significant price increase is apparently driven by a lower supply of barley as farmers shift their focus to growing corn, a key component of biofuels. While the Company has experienced an increase in the cost of barley over the past year, the Company’s fixed price contracts have limited that increase to less than 10%. As the Company’s existing barley purchase contracts expire, the Company has entered into new barley supply contracts that reflect current market pricing that is significantly higher than 2007 year-to-date pricing. This increase in the cost of barley will likely have a significant impact on the Company’s cost of sales and gross profit, beginning with the Company’s results for the third quarter of 2007.

The Company’s cost of sales includes a licensing fee of $208,000 and $194,000 for the six months of 2007 and 2006, respectively, in connection with the Company’s shipment of 15,300 barrels and 16,200 barrels of Widmer Hefeweizen in the midwest and eastern United States pursuant to a licensing agreement with Widmer.
Based upon the breweries’ combined theoretical production capacity under optimal year-round brewing conditions of 232,083 barrels and 217,500 barrels for the first six months of 2007 and 2006, the utilization rates were 69% and 62%, respectively. Capacity utilization rates are calculated by dividing the Company’s total shipments by the combined theoretical production capacity.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2007 increased $667,000 to $4,180,000 from expenses of $3,513,000 for the six months ended June 30, 2006. The increase is primarily attributable to increases in stock-based compensation expense, Sarbanes-Oxley Section 404 costs, merger-related costs, salaries, and sales and marketing expenditures. In May 2007, the Company issued 24,200 shares of the Company’s common stock to independent, non-employee directors and certain executive officers and recognized stock-based compensation expense of $169,400. Stock-based compensation expense recognized for the six months ended June 30, 2006 totaled $54,000 and is attributable to stock options granted to independent, non-employee directors. Driven by the 2007 deadline for implementation of Sarbanes-Oxley Section 404, the Company has incurred additional consulting and accounting-related fees of approximately $78,000 in the six months of 2007. Additionally, the Company has incurred approximately $170,000 in legal, consulting and meeting costs in connection with merger discussions. Salaries and related expenses also increased $126,000 for the six months ended June 30, 2007 as compared to the same period in 2006, and sales and marketing expenditures are up $156,000 for the same 2007 period.
Income from Equity Investment in Craft Brands. After giving effect to income attributable to the Kona brand, which was shared differently between the Company and Widmer through 2006, the Craft Brands operating agreement dictates that remaining profits and losses of Craft Brands are allocated between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively. For the six months ended June 30, 2007, the Company’s share of Craft Brands’ net income totaled $1,648,000. For the six months ended June 30, 2006, the Company’s share of Craft Brands’ net income totaled $1,333,000. Net cash flow of Craft Brands, if any, is generally distributed monthly to the Company based on the Company’s cash flow percentage of 42%. In the six months of 2007, the Company received cash distributions of $1,037,000, representing its share of the net cash flow of Craft Brands. In the six months of 2006, the Company received cash distributions of $1,065,000.
Interest Expense. Interest expense was nearly flat at $165,000 for 2007 and $167,000 for 2006. Higher average interest rates in the six months of 2007, partially offset by a declining term loan balance, resulted in little change in interest expense.
Other Income, net. Other income, net increased by $142,000 to $284,000 for the six months ended June 30, 2007 from $142,000 for the six months ended June 30, 2006, largely attributable to a $60,000 insurance recovery for expenses incurred following a December 2006 storm and a $67,000 increase in interest income earned on interest-bearing deposits.
Income Taxes. The Company’s effective income tax rate was a 45.0% expense for the six months ended June 30, 2007 and a 10.7% expense for the six months ended June 30, 2006. Both periods include a provision for current state taxes. The Company has estimated its effective tax rate to be 45.0% in 2007, driven by projected pre-tax results relative to other components of the tax provision calculation, such as the exclusion of a portion of meals and entertainment expenses from tax return deductions. In 2006, the Company increased the valuation allowance that covers net tax operating loss carryforwards and other net deferred tax assets. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically certain federal and state NOLs that may expire before the Company is able to utilize the tax benefit. Realization of the benefit is dependent on the Company’s ability to generate future U.S. taxable income. To the extent that the Company is unable to generate adequate taxable income in future periods, the Company will not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering potentially expiring NOLs.

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
The following summarizes a comparison of certain items included in Craft Brands’ statement of operations for the six months ended June 30, 2007 and 2006. Certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation. The effects of the reclassifications did not affect net income or the profit allocation.
Sales. Craft Brands’ sales totaled $38,157,000 for the six months of 2007 compared to $34,631,000 for the six months of 2006. In addition to selling 61,300 barrels of the Company’s product to wholesalers in the western United States in the six months of 2007 and 64,000 barrels in the six months of 2006, Craft Brands also sold Widmer and Kona products. Total Craft Brands shipments increased approximately 5.0% as compared to shipments in the six-month period of 2006. Average wholesale revenue per barrel for all draft products sold by Craft Brands, net of discounts, increased more than 3% in the six months of 2007 as compared to the same period in 2006. Average wholesale revenue per barrel for all bottle products sold by Craft Brands, net of discounts, increased slightly less than 4% in the six months of 2007 as compared to the same period in 2006. For the six months ended June 30, 2007, average wholesale revenue per barrel for all products sold by Craft Brands was nearly 1% higher than average wholesale revenue per barrel on direct sales to wholesalers by the Company during the same period. Craft Brands also pays fees to A-B in connection with sales to A-B that are comparable to fees paid by the Company.
Cost of Sales. Cost of sales of Craft Brands totaled $26,804,000 for the six months of 2007 compared to $25,362,000 for the six months of 2006. The increase in cost of sales over the 2006 quarter is attributable to higher sales volume, an increase in prices charged by the Company and Widmer for draft product sold to Craft Brands, and higher freight costs, slightly offset by a decrease in prices charged by the Company for bottled product sold to Craft Brands. Craft Brands purchases product from the Company and Widmer at a price substantially below wholesale pricing levels pursuant to the Supply, Distribution, and Licensing Agreement between Craft Brands and each of the Company and Widmer.
Selling, General and Administrative Expenses. Craft Brands’ selling, general and administrative expenses totaled $7,148,000 for the six months of 2007 compared to $5,963,000 for the six months of 2006, reflecting all advertising, marketing and promotion efforts for the Redhook, Widmer and Kona brands. During the six months ended June 30, 2007, sales and marketing costs increased approximately $770,000, primarily the result of adding several new positions and an increase in the cost of promotional materials, and administrative costs increased approximately $415,000.
Net Income. Craft Brands’ net income totaled $3,924,000 for the six months of 2007 compared to $3,181,000 for the six months of 2006. The Company’s share of Craft Brands’ net income totaled $1,648,000 for the six months of 2007 compared to $1,333,000 for the six months of 2006. After giving effect to income attributable to the Kona brand, which was shared differently between the Company and Widmer through 2006, the Craft Brands operating agreement dictates that remaining profits and losses of Craft Brands are allocated between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively.

Outlook
Shipments in July 2007, including shipments of beer brewed on a contract basis and shipments of Widmer Hefeweizen in the midwest and east under the licensing agreement with Widmer, increased 6.4% to 27,000 barrels as compared to shipments of 25,400 barrels in July 2006. Excluding shipments of Widmer Hefeweizen brewed on a contract basis at the Washington and New Hampshire Breweries and shipments of Widmer Hefeweizen in the midwest and east under the licensing agreement with Widmer, shipments of Redhook products decreased 8.3% in July 2007 compared to July 2006, reflecting a decrease of 8.7% in shipments in the midwest and eastern United States and a decrease of 8.8% in the Craft Brands territory. The Company believes that sales volume for the first month of a quarter should not be relied upon as an accurate indicator of results for future periods. Sales in the craft beer industry generally reflect a degree of seasonality, with the first and fourth quarters historically being the slowest and the rest of the year typically demonstrating stronger sales. The Company has historically operated with little or no backlog and, therefore, its ability to predict sales for future periods is limited.
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
The Company had $9,022,000 and $9,435,000 of cash and cash equivalents at June 30, 2007 and December 31, 2006, respectively. At June 30, 2007, the Company had working capital of $9,097,000. The Company’s long-term debt as a percentage of total capitalization (long-term debt and common stockholders’ equity) was 6.3% at June 30, 2007 compared to 6.6% at December 31, 2006. Cash provided by operating activities totaled $357,000 for the six months ended June 30, 2007 and $1,536,000 for the same period in 2006. Cash provided by operating activities was lower in 2007 as a result of normal fluctuations in operating assets and liabilities.
During the six months ended June 30, 2007, the Company’s capital expenditures totaled $896,000, including approximately $784,000 related to the expansion of fermentation capacity in the New Hampshire Brewery. Capital expenditures for fiscal year 2007 are expected to total approximately $2.4 million, including the $896,000 incurred to date. Capital expenditures will be funded with operating cash flows. In June 2007, the Company brought an additional 25,000 barrels of fermentation capacity on-line at the New Hampshire Brewery at a cost of nearly $1.2 million.
The Company has a credit agreement with a bank under which a term loan (the “Term Loan”) is provided. In June 2006, the credit agreement was amended to extend the maturity date from June 5, 2007 to June 5, 2012. The Term Loan is secured by substantially all of the Company’s assets. Interest on the Term Loan accrues at London Inter Bank Offered Rate (“LIBOR”) plus 1.75% and the Company has the option to fix the applicable interest rate for up to twelve months by selecting LIBOR for one- to twelve- month periods as a base. As of June 30, 2007, there was $4,500,000 outstanding on the Term Loan, and the Company’s one-month LIBOR-based borrowing rate was 7.1%. The termination of the A-B Distribution Agreement for any reason would constitute an event of default under the credit agreement and the bank may declare the entire outstanding loan balance immediately due and payable. If this were to occur, the Company could seek to refinance its Term Loan with one or more banks or obtain additional equity capital; however, there can be no assurance the Company would be able to access additional capital to meet its needs or that such additional capital would be at commercially reasonable terms.
The terms of the credit agreement require the Company to meet certain financial covenants. The Company was in compliance with all covenants for the quarter ended June 30, 2007 and expects that it will remain in compliance with its debt covenants for the next twelve months. In December 2001, March 2003, February 2004 and October 2004, the credit agreement was amended to modify several financial covenants. In January 2006, the credit agreement was amended to eliminate the tangible net worth covenant (shareholders’ equity less intangible assets) as of the year ended December 31, 2005. These modifications to the financial covenants have reduced the likelihood that a violation of the covenants by the Company will occur in the future. However, if the Company were to report a significant net loss for one or more quarters within a time period covered by the financial covenants, one or more of the covenants would be negatively impacted and could result in a violation. Failure to meet the covenants required by the credit agreement is an event of default and, at its option, the bank could deny a request for a waiver and declare the entire outstanding loan balance immediately due and payable. In such a case, the Company would seek to refinance the loan with one or more banks, potentially at less desirable terms. However, there can be no guarantee that additional financing would be available at commercially reasonable terms, if at all.
The following table summarizes the financial covenants required by the Term Loan and the Company’s current level of compliance with these covenants:

Quarter Ended
	Required by Term Loan	June 30, 2007
Capital ratio	Less than: 1.25:1	0.23:1
Working capital	Greater than: $1,900,000	$9,096,619
Fixed charge coverage ratio	Greater than: 1.15:1	3.174:1
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
As of June 30, 2007, the Company’s deferred tax assets were primarily comprised of federal net operating loss carryforwards (“NOLs”) of $24.9 million, or $8.5 million tax-effected; federal and state alternative minimum tax credit carryforwards of $187,000; and state NOL carryforwards of $187,000 tax-effected. In assessing the realizability of the deferred tax assets, the Company considered both positive and negative evidence when measuring the need for a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income during the periods in which those temporary differences become deductible. The Company considered the scheduled reversal of deferred tax liabilities, projected future taxable income and other factors in making this assessment. The Company’s estimates of future taxable income takes into consideration, among other items, estimates of future taxable income related to depreciation. Based upon the available evidence, the Company does not believe that all of the deferred tax assets will be realized. Accordingly, the Company’s balance sheet includes a valuation allowance to cover certain federal and state NOLs that may expire before the Company is able to utilize the tax benefit. As of June 30, 2007, the Company had a valuation allowance of $1,059,000. To the extent that the Company continues to be unable to generate adequate taxable income in future periods, the Company will not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering potentially expiring NOLs.
There were no unrecognized tax benefits as of January 1, 2007 or June 30, 2007.

Historically, the Company has not incurred any interest or penalties associated with tax matters and no interest or penalties were recognized during the three months ended June 30, 2007. However, the Company has adopted a policy whereby penalties incurred in connection with tax matters will be classified as general and administrative expenses, and interest assessments incurred in connection with tax matters will be classified as interest expense.
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
Investment in Craft Brands Alliance LLC. The Company has assessed its investment in Craft Brands pursuant to the provisions of FASB Interpretation No. 46 Revised, Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51 (“FIN No. 46R”). FIN No. 46R clarifies the application of consolidation accounting for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest; these entities are referred to as variable interest entities. Variable interest entities within the scope of FIN No. 46R are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN No. 46R also requires disclosure of significant variable interests in variable interest entities for which a company is not the primary beneficiary. The Company has concluded that its investment in Craft Brands meets the definition of a variable interest entity but that the Company is not the primary beneficiary. In accordance with FIN No. 46R, the Company has not consolidated the financial statements of Craft Brands with the financial statements of the Company, but instead accounted for its investment in Craft Brands under the equity method, as outlined by APB No. 18, The Equity Method of Accounting for Investments in Common Stock. The equity method requires that the Company recognize its share of the net earnings of Craft Brands by increasing its investment in Craft Brands on the Company’s balance sheet and recognizing income from equity investment in the Company’s statement of operations. A cash distribution or the Company’s share of a net loss reported by Craft Brands is reflected as a decrease in investment in Craft Brands on the Company’s balance sheet. The Company does not control the amount or timing of cash distributions by Craft Brands. For the six months ended June 30, 2007 and 2006, the Company recognized $1,648,000 and $1,333,000, respectively, of undistributed earnings related to its investment in Craft Brands. During the same period in 2007 and 2006, the Company received cash distributions of $1,037,000 and $1,065,000, respectively, representing its share of the net cash flow of Craft Brands. The Company’s share of the earnings of Craft Brands contributed a significant portion of income to the Company’s results of operations. The Company will periodically review its investment in Craft Brands to insure that it complies with the guidelines prescribed by FIN No. 46R.
Refundable Deposits on Kegs. The Company distributes its draft beer in kegs that are owned by the Company as well as in kegs that have been leased from third-parties. Kegs that are owned by the Company are reflected in the Company’s balance sheets at cost and are depreciated over the estimated useful life of the keg. When draft beer is shipped to the wholesaler, regardless of whether the keg is owned or leased, the Company collects a refundable deposit, reflected as a current liability in the Company’s balance sheets. Upon return of the keg to the Company, the deposit is refunded to the wholesaler. When a wholesaler cannot account for some of the Company’s kegs for which it is responsible, the wholesaler pays the Company, for each keg determined to be lost, a fixed fee and also forfeits the deposit. The Company reduces its fixed assets for the lost keg fee and the forfeited deposit.

      Because of the significant volume of kegs handled by each wholesaler and retailer, the similarities between kegs owned by most brewers, and the relatively low deposit collected on each keg when compared to the market value of the keg, the Company has experienced some loss of kegs and anticipates that some loss will occur in future periods. The Company believes that this is an industry-wide issue and the Company’s loss experience is typical of the industry. In order to estimate forfeited deposits attributable to lost kegs, the Company periodically uses internal records, A-B records, other third party records, and historical information to estimate the physical count of kegs held by wholesalers and A-B. These estimates affect the amount recorded as fixed assets and refundable deposits as of the date of the financial statements. The actual liability for refundable deposits could differ from estimates. As of June 30, 2007 and December 31, 2006, the Company’s balance sheets include $2,078,000 and $1,962,000, respectively, in refundable deposits on kegs and $1,212,000 and $1,534,000 in keg fixed assets, net of accumulated depreciation.
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
The Company did not have any derivative financial instruments as of June 30, 2007.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities
None.

ITEM 4. Submission of Matters to a Vote of Security Holders
The Company’s Annual Meeting of Shareholders was held on May 22, 2007. The following matters were voted upon by the shareholders with the results as follows:
(1)	The following seven directors were duly elected to serve until the 2008 Annual Meeting of Shareholders or until his earlier retirement, resignation or removal:

Director	Votes For	Votes Withheld
Frank H. Clement	8,106,219	55,121
John W. Glick	7,808,725	55,121
David R. Lord	7,678,535	55,121
Michael Loughran	7,706,209	55,121
John D. Rogers, Jr.	7,675,369	55,121
Paul S. Shipman	8,108,976	55,121
Anthony J. Short	7,804,753	55,121
(2)	The ratification of the appointment of Moss Adams LLP as independent auditors for the Company’s fiscal year ending December 31, 2007 was approved as follows:

Votes For	7,866,537
Votes Against	13,492
Abstain	16,347
          There were no broker non-votes for this item.
(3)	The proposal to approve the Redhook Ale Brewery, Incorporated 2007 Stock Incentive Plan was approved as follows:

Votes For	5,057,854
Votes Against	524,652
Abstain	12,235
Broker Non-Votes	2,301,635
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

REDHOOK ALE BREWERY, INCORPORATED

August 10, 2007	BY:	/s/ Jay T. Caldwell Jay T. Caldwell
Chief Financial Officer
and Treasurer