Form 10-Q
period 2007-09-30
REDHOOK ALE BREWERY INC
filed 2007-11-13
CIK 892222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2007
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
Yes ☐ No ☑
The number of shares of the registrant’s Common Stock outstanding as November 9, 2007 was 8,354,239.

REDHOOK ALE BREWERY, INCORPORATED
FORM 10-Q
For The Quarterly Period Ended September 30, 2007

PART I.
ITEM 1. Financial Statements
REDHOOK ALE BREWERY, INCORPORATED
BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,593,862	$9,435,073
Accounts receivable, net of allowance for doubtful accounts of $34,854 and $68,808 in 2007 and 2006, respectively	2,545,910	1,842,388
Trade receivable from Craft Brands	846,391	854,507
Inventories, net	2,662,172	2,571,732
Deferred income tax asset, net	722,688	506,886
Other	321,614	203,594

Total current assets	17,692,637	15,414,180
Fixed assets, net	56,815,550	58,076,434
Investment in Craft Brands	115,868	127,555
Other assets	496,227	222,573

Total assets	$75,120,282	$73,840,742

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,403,103	$2,233,689
Trade payable to Craft Brands	478,156	324,900
Accrued salaries, wages and payroll taxes	1,397,277	1,547,482
Refundable deposits	2,705,032	2,153,127
Other accrued expenses	770,318	380,394
Current portion of long-term debt and capital lease obligations	465,281	464,648

Total current liabilities	8,219,167	7,104,240

Long-term debt and capital lease obligations, net of current portion	3,972,667	4,321,616

Deferred income tax liability, net	1,776,229	1,548,699

Other liabilities	213,034	173,768

Common stockholders’ equity:
Common stock, par value $0.005 per share, authorized, 50,000,000 shares; issued and outstanding, 8,354,239 shares in 2007 and 8,281,489 shares in 2006	41,771	41,407
Additional paid-in capital	69,303,848	68,977,402
Retained earnings (deficit)	(8,406,434)	(8,326,390)

Total common stockholders’ equity	60,939,185	60,692,419

Total liabilities and common stockholders’ equity	$75,120,282	$73,840,742

The accompanying notes are an integral part of these financial statements.

REDHOOK ALE BREWERY, INCORPORATED
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Sales	$12,357,004	$10,813,132	$35,383,514	$30,625,893
Less excise taxes	1,285,374	1,169,670	3,866,318	3,246,259

Net sales	11,071,630	9,643,462	31,517,196	27,379,634
Cost of sales	9,653,674	8,011,838	27,307,237	23,364,532

Gross profit	1,417,956	1,631,624	4,209,959	4,015,102
Selling, general and administrative expenses	2,429,821	1,776,501	6,609,990	5,289,971
Income from equity investment in Craft Brands	562,210	743,245	2,210,336	2,076,168

Operating income (loss)	(449,655)	598,368	(189,695)	801,299
Interest expense	80,875	92,094	246,093	259,239
Other income, net	120,589	56,783	404,996	198,844

Income (loss) before income taxes	(409,941)	563,057	(30,792)	740,904
Income tax provision (benefit)	(121,373)	199,197	49,252	218,245

Net income (loss)	$(288,568)	$363,860	$(80,044)	$522,659

Basic earnings (loss) per share	$(0.03)	$0.04	$(0.01)	$0.06

Diluted earnings (loss) per share	$(0.03)	$0.04	$(0.01)	$0.06

The accompanying notes are an integral part of these financial statements.

REDHOOK ALE BREWERY, INCORPORATED
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Operating Activities
Net income	$(80,044)	$522,659
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on disposition of fixed assets	(2,757)	—
Depreciation and amortization	2,133,764	2,256,996
Income from equity investment in Craft Brands less than (in excess of) cash distributions	11,687	(81,382)
Stock-based compensation	169,400	53,760
Deferred income taxes	11,728	218,245
Changes in operating assets and liabilities	(159,295)	455,790

Net cash provided by operating activities	2,084,483	3,426,068
Investing Activities
Expenditures for fixed assets	(1,092,385)	(811,868)
Proceeds from disposition of fixed assets	357,597	—

Net cash used in investing activities	(734,788)	(811,868)
Financing Activities
Principal payments on debt and capital lease obligations	(348,316)	(345,267)
Issuance of common stock	157,410	55,183

Net cash used in financing activities	(190,906)	(290,084)

Increase (decrease) in cash and cash equivalents	1,158,789	2,324,116
Cash and cash equivalents:
Beginning of period	9,435,073	6,435,609

End of period	$10,593,862	$8,759,725

The accompanying notes are an integral part of these financial statements.

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The accompanying financial statements and related notes of Redhook Ale Brewery, Incorporated (the “Company” or the “Redhook”) should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These financial statements are unaudited but, in the opinion of management, reflect all material adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. All such adjustments were of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results of operations for the full year.
2. Agreement and Plan of Merger
On November 13, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Widmer Brothers Brewing Company, an Oregon corporation (“Widmer”), pursuant to which Widmer will merge with and into Redhook, and each outstanding share of capital stock of Widmer (other than any dissenting shares entitled to statutory appraisal rights under Oregon law) will be converted into the right to receive 2.1551 shares of Redhook common stock. The merger will result in Widmer shareholders and existing Redhook shareholders each holding approximately 50% of the outstanding shares of the combined company (assuming that no Widmer shareholder exercises statutory appraisal rights). In connection with the merger, Redhook will change its name to “Craft Brewers Alliance, Inc.”
Redhook and Widmer have made customary representations, warranties and covenants in the Merger Agreement, including, among others, a covenant by Redhook to cause a meeting of Redhook shareholders to be held to approve issuance of the shares of common stock issuable in the merger. Redhook has also agreed to use commercially reasonable efforts to cause the following individuals to be appointed to the following indicated positions immediately after consummation of the merger: Kurt Widmer, Chairman of the Board; Paul Shipman, Chairman Emeritus and Consultant to the Board; David Mickelson, current President and Chief Operating Officer of Redhook, as Co-Chief Executive Officer; and Terry Michaelson, current President of Craft Brands Alliance LLC, as Co-Chief Executive Officer. Redhook has also agreed to appoint certain other officers of Widmer as officers of Redhook following consummation of the merger.
The merger is subject to customary conditions to closing, including (i) regulatory approval from the Alcohol and Tobacco Tax and Trade Bureau and state licensing agencies, (ii) approval of Anheuser-Busch, Incorporated, (iii) approval by the requisite vote of Redhook shareholders of the issuance of the shares of common stock issuable in the merger, (iv) approval of the merger by the requisite vote of Widmer shareholders, (v) accuracy of the representations and warranties made by the parties under the Merger Agreement, (vi) compliance by the parties with their covenants, and (vii) the absence of any material adverse change to either Redhook or Widmer.
The Merger Agreement was filed as Exhibit 2.1 to the Form 8-K filed on November 13, 2007.
In connection with the discussions leading up to the Merger Agreement, the Company has incurred approximately $282,000 and $452,000 in legal, consulting and meeting costs during the three and nine months ended September 30, 2007, respectively. These costs are reflected in the statement of operations as selling, general and administrative expenses.
The Company adopted a Company-wide severance plan that permits the payment of severance benefits to all full-time employees, other than executive officers, in the event that an employee’s employment is terminated as a result of a merger or other business combination with Widmer Brothers Brewing Company.

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
3. Inventories
Inventories consist of the following:

	September 30,	December 31,
	2007	2006
Raw materials	$344,114	$666,938
Work in process	913,287	622,352
Finished goods, net	381,155	247,333
Promotional merchandise, net	420,621	538,339
Packaging materials	602,995	496,770

	$2,662,172	$2,571,732

Work in process is beer held in fermentation tanks prior to the filtration and packaging process. As of September 30, 2007, finished goods and promotional merchandise are net of a $64,000 valuation reserve.
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
The Company and Widmer have entered into a restated operating agreement with Craft Brands, as amended (the “Operating Agreement”), that governs the operations of Craft Brands and the obligations of its members, including capital contributions, loans and allocation of profits and losses.
The Operating Agreement requires the Company to make certain capital contributions to support the operations of Craft Brands. Contemporaneous with the execution of the Operating Agreement, the Company made a 2004 sales and marketing capital contribution in the amount of $250,000. The agreement designated that this sales and marketing capital contribution be used by Craft Brands for expenses related to the marketing, advertising and promotion of the Company’s products. The Operating Agreement also requires an additional sales and marketing contribution in 2008 if the volume of sales of Redhook products in 2007 in the Craft Brands territory is less than 92% of the volume of sales of Redhook products in 2003 in the Craft Brands territory. In 2007, Widmer and Redhook entered into an amendment to the Operating Agreement to reduce the Redhook 2008 sales and marketing contribution to reflect the Company’s commitment to expand the production capacity of its Washington and New Hampshire breweries to produce more Widmer products. Redhook’s 2008 sales and marketing contribution, if one is required, cannot exceed $310,000 and will be required to be paid by the Company in no more than three equal installments made on or before February 1, 2008, April 1, 2008 and July 1, 2008. If the contemplated merger with Widmer does not occur, the Company believes that it will be required to pay the 2008 sales and marketing contribution of $310,000 in accordance with the terms of the agreement. Because sales in the craft beer industry generally reflect a degree of seasonality and the Company has historically operated with little or no backlog, the Company’s ability to predict sales for future periods is limited. Accordingly, the Company cannot predict to what degree, if at all, the Company will be required to make a 2008 sales and marketing contribution. Widmer has a similar obligation under the Operating Agreement with respect to a 2008 sales and marketing capital contribution that is capped at $750,000. The Operating Agreement also obligates the Company and Widmer to make other additional capital contributions only upon the request and consent of the Craft Brands’ board of directors.

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
The Operating Agreement also requires the Company and Widmer to make loans to Craft Brands to assist Craft Brands in conducting its operations and meeting its obligations. To the extent that cash flow from operations and borrowings from financial institutions is not sufficient for Craft Brands to meet its obligations, the Company and Widmer are obligated to lend to Craft Brands the funds the president of Craft Brands deems necessary to meet such obligations. As of September 30, 2007 and December 31, 2006, there were no loan obligations due to the Company.
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
For the three months ended September 30, 2007 and 2006, the Company’s share of Craft Brands’ net income totaled $562,000 and $743,000, respectively. During the three months ended September 30, 2007 and 2006, the Company received cash distributions of $1,185,000 and $930,000, respectively, representing its share of the net cash flow of Craft Brands.
For the nine months ended September 30, 2007 and 2006, the Company’s share of Craft Brands’ net income totaled $2,210,000 and $2,076,000, respectively. During the nine months ended September 30, 2007 and 2006, the Company received cash distributions of $2,222,000 and $1,995,000, respectively, representing its share of the net cash flow of Craft Brands.
As of September 30, 2007 and December 31, 2006, the Company’s investment in Craft Brands totaled $116,000 and $128,000, respectively.

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
For the three months ended September 30, 2007, shipments of the Company’s products to Craft Brands represented approximately 39% of total Company shipments, or 31,300 barrels. For the three months ended September 30, 2006, shipments of the Company’s products to Craft Brands represented 42% of total Company shipments, or 30,600 barrels.
For the nine months ended September 30, 2007, shipments of the Company’s products to Craft Brands represented approximately 38% of total Company shipments, or 92,700 barrels. For the nine months ended September 30, 2006, shipments of the Company’s products to Craft Brands represented 46% of total Company shipments, or 94,700 barrels.
In conjunction with the sale of Redhook product to Craft Brands, the Company’s balance sheets as of September 30, 2007 and December 31, 2006 reflect a trade receivable due from Craft Brands of approximately $846,000 and $855,000, respectively. In conjunction with the sale of Redhook products in Washington state, where state liquor regulations require that the Company sell its product directly to third-party beer distributors, the Company’s balance sheets as of September 30, 2007 and December 31, 2006 reflect a trade payable to Craft Brands, based upon a contractually determined formula, of approximately $478,000 and $325,000, respectively.
5. Common Stockholders’ Equity
In conjunction with the exercise of stock options granted under the Company’s stock option plans, the Company issued 48,600 shares of the Company’s common stock (“Common Stock”) and received proceeds on exercise totaling $157,000 during the nine months ended September 30, 2007. During the nine months ended September 30, 2006, the Company issued 42,400 shares of Common Stock and received proceeds on exercise totaling $55,000.
Following shareholder approval of the Redhook Ale Brewery, Incorporated 2007 Stock Incentive Plan (the “2007 Plan”) at the May 22, 2007 Annual Meeting of Shareholders, the board of directors approved the following fully-vested stock grants under the 2007 Plan: 2,300 shares of Common Stock to each independent, non-employee director, 10,000 shares of Common Stock to the Chief Executive Officer Paul Shipman, and 5,000 shares of Common Stock to President David Mickelson. In conjunction with these stock grants, the Company issued 24,200 shares of Common Stock and recognized stock-based compensation expense of $169,400 in the nine months ended September 30, 2007.
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

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator for basic and diluted net income (loss) per share — net income (loss)	$(288,568)	$363,860	$(80,044)	$522,659

Denominator for basic net income (loss) per share — weighted average common shares outstanding	8,349,976	8,260,167	8,323,764	8,242,628

Dilutive effect of stock options on weighted average common shares	—	267,011	—	260,974

Denominator for diluted net income (loss) per share	8,349,976	8,527,178	8,323,764	8,503,602

Basic net income (loss) per share	$(0.03)	$0.04	$(0.01)	$0.06

Diluted net income (loss) per share	$(0.03)	$0.04	$(0.01)	$0.06

7. Stock-Based Compensation
In 2007, the board of directors adopted and the shareholders approved the Redhook Ale Brewery, Incorporated 2007 Stock Incentive Plan. The 2007 Plan provides for stock options, restricted stock, restricted stock units, performance awards and stock appreciation rights. While incentive stock options may only be granted to employees, awards other than incentive stock options may be granted to employees and directors. The 2007 Plan is administered by the compensation committee of the board of directors. A maximum of 100,000 shares of Common Stock are authorized for issuance under the 2007 Plan. As of September 30, 2007, 75,800 shares of Common Stock are available for future issuance under the 2007 Plan.
The compensation committee may also grant non-qualified stock options and incentive stock options to employees, non-employee directors and independent consultants or advisors under the 2002 Stock Option Plan (the “2002 Plan”). As of September 30, 2007, 97,559 options were available for future grant under the 2002 Plan. The Company issues new shares of Common Stock upon exercise of stock options.
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
Prior to the January 1, 2006 adoption of SFAS No. 123R, Share-Based Payment, the Company accounted for its employee and director stock-based compensation plans using the intrinsic value method, as prescribed by APB No. 25, Accounting for Stock Issued to Employees. Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s statement of operations because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying Common Stock on the date of grant. As permitted, for all periods prior to January 1, 2006, the Company elected to adopt the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148.

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
On May 22, 2007, the board of directors approved a grant of 2,300 shares of fully-vested Common Stock to each independent, non-employee director, 10,000 shares of fully-vested Common Stock to the Chief Executive Officer Paul Shipman, and 5,000 shares of fully-vested Common Stock to President David Mickelson under the 2007 Plan. In conjunction with these stock grants, the Company issued 24,200 shares of Common Stock and recognized stock-based compensation expense of $169,400 in the Company’s statement of operations for the nine months ended September 30, 2007. Because no stock options were granted during the nine months ended September 30, 2007, no stock-based compensation expense related to stock options was recognized in the Company’s statement of operations for the nine months ended September 30, 2007.
Stock-based compensation expense recognized in the Company’s statement of operations for the nine months ended September 30, 2006 totaled $54,000 and is attributable to stock options granted to non-employee directors (other than A-B designated directors).
No stock-based compensation expense was recognized in 2007 or 2006 for stock options outstanding as of December 31, 2005 because these options were fully vested prior to the January 1, 2006 adoption of SFAS No. 123R.

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
Presented below is a summary of stock option plans’ activity for the nine months ended September 30, 2007:

		Weighted	Weighted
		Average	Average
	Shares	Exercise	Remaining
	Subject to	Price per	Contractual	Aggregate
	Options	Share	Life (Yrs)	Intrinsic Value
Outstanding at January 1, 2007	783,440	$2.89	4.10	$1,950,534
Granted	—
Exercised	(48,550)	$3.24
Canceled	(39,050)	$7.99

Outstanding at September 30, 2007	695,840	$2.58	3.58	$2,570,786

Exercisable at September 30, 2007	695,840	$2.58	3.58	$2,570,786

The aggregate intrinsic value of options outstanding and exercisable at September 30, 2007 and January 1, 2007 is calculated based on the difference between the stock closing price as reported by NASDAQ for those dates and the exercise price of the shares. The applicable stock closing prices as of September 30, 2007 and January 1, 2007 were $6.27 and $5.20, respectively. As of September 30, 2007 and 2006, there was no unrecognized stock-based compensation expense related to unvested stock options. During the nine months ended September 30, 2007 and 2006, the total intrinsic value of stock options exercised was $168,000 and $106,000, respectively.
The following table summarizes information for options currently outstanding and exercisable at September 30, 2007:

		Average	Weighted
	Number	Remaining	Average
Range of Exercise	Outstanding	Contractual	Exercise
Prices	& Exercisable	Life (Yrs)	Price
$1.485 to $1.815	8,000	3.14	$1.650
$1.816 to $1.865	324,840	3.84	$1.865
$1.866 to $2.180	144,834	4.95	$2.028
$2.181 to $3.150	34,666	6.72	$2.768
$3.151 to $5.730	183,500	1.47	$4.269

$1.485 to $5.730	695,840	3.58	$2.575

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
As of September 30, 2007 and December 31, 2006, the Company’s deferred tax assets were primarily comprised of federal net operating loss carryforwards (“NOLs”), federal and state alternative minimum tax credit carryforwards, and state NOL carryforwards. In assessing the realizability of the deferred tax assets, the Company considered both positive and negative evidence when measuring the need for a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income during the periods in which those temporary differences become deductible. The Company considered the scheduled reversal of deferred tax liabilities, projected future taxable income and other factors in making this assessment. The Company’s estimates of future taxable income take into consideration, among other items, estimates of future taxable income related to depreciation. Based upon the available evidence, the Company does not believe that all of the deferred tax assets will be realized. Accordingly, the Company’s balance sheet as of September 30, 2007 and December 31, 2006 includes a valuation allowance of $1,059,000 to cover certain federal and state NOLs that may expire before the Company is able to utilize the tax benefit. To the extent that the Company continues to be unable to generate adequate taxable income in future periods, the Company will not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering potentially expiring NOLs.
There were no unrecognized tax benefits as of January 1, 2007 or September 30, 2007.
Historically, the Company has not incurred any interest or penalties associated with tax matters and no interest or penalties were recognized during the three and nine months ended September 30, 2007. However, the Company has adopted a policy whereby penalties incurred in connection with tax matters will be classified as general and administrative expenses, and interest assessments incurred in connection with tax matters will be classified as interest expense.
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
On November 13, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Widmer, pursuant to which Widmer will merge with and into Redhook, and each outstanding share of capital stock of Widmer (other than any dissenting shares entitled to statutory appraisal rights under Oregon law) will be converted into the right to receive 2.1551 shares of Redhook common stock. The merger will result in Widmer shareholders and existing Redhook shareholders each holding approximately 50% of the outstanding shares of the combined company (assuming that no Widmer shareholder exercises statutory appraisal rights). In connection with the merger, Redhook will change its name to “Craft Brewers Alliance, Inc.”
Redhook and Widmer have made customary representations, warranties and covenants in the Merger Agreement, including, among others, a covenant by Redhook to cause a meeting of Redhook shareholders to be held to approve issuance of the shares of common stock issuable in the merger. Redhook has also agreed to use commercially reasonable efforts to cause the following individuals to be appointed to the following indicated positions immediately after consummation of the merger: Kurt Widmer, Chairman of the Board; Paul Shipman, Chairman Emeritus and Consultant to the Board; David Mickelson, current President and Chief Operating Officer of Redhook, as Co-Chief Executive Officer; and Terry Michaelson, current President of Craft Brands Alliance LLC, as Co-Chief Executive Officer. Redhook has also agreed to appoint certain other officers of Widmer as officers of Redhook following consummation of the merger.
The merger is subject to customary conditions to closing, including (i) regulatory approval from the Alcohol and Tobacco Tax and Trade Bureau, (ii) approval of Anheuser-Busch, Incorporated, (iii) approval by the requisite vote of Redhook shareholders of the issuance of the shares of common stock issuable in the merger, (iv) approval of the merger by the requisite vote of Widmer shareholders, (v) accuracy of the representations and warranties made by the parties under the Merger Agreement, (vi) compliance by the parties with their covenants, and (vii) the absence of any material adverse change to either Redhook or Widmer.
The Merger Agreement was filed as Exhibit 2.1 to the Form 8-K filed on November 13, 2007.
The Company’s gross sales and net loss for the nine months ended September 30, 2007 totaled $35,384,000 and $80,000, respectively, compared to gross sales and a net income of $30,626,000 and $523,000, respectively, for the same period in 2006. Sales in the craft beer industry generally reflect a degree of seasonality, with the first and fourth quarters historically being the slowest and the rest of the year typically demonstrating stronger sales. The Company has historically operated with little or no backlog, and, therefore, its ability to predict sales for future periods is limited.
The Company’s sales are affected by several factors, including consumer demand, price discounting and competitive considerations. The Company competes in the highly competitive craft brewing market as well as in the much larger specialty beer market, which encompasses producers of import beers, major national brewers that produce fuller-flavored products, and large spirit companies and national brewers that produce flavored alcohol beverages. Beyond the beer and flavored alcohol markets, craft brewers also face competition from producers of wines and spirits. The craft beer segment is highly competitive due to the proliferation of small craft brewers, including contract brewers, and the large number of products offered by such brewers. Imported products from foreign brewers have enjoyed resurgence in demand since the mid-1990s. Certain national domestic brewers have also sought to appeal to this growing demand for craft beers by producing their own fuller-flavored products. In recent years, the specialty segment has seen the introduction of flavored alcohol beverages, the consumers of which, industry sources generally believe, correlate closely with the consumers of the import and craft beer products. Sales of these flavored alcohol beverages were initially very strong, but growth rates have slowed in subsequent years. While there appears to be fewer participants in this category than at its peak, there is still significant volume associated with these beverages. The wine and spirits market has also experienced a surge in the past several years, attributable to competitive pricing, increased merchandising, and increased consumer interest in wine and spirits. Because the number of participants and number of different products offered in this segment have increased significantly in the past ten years, the competition for bottled product placements and especially for draft beer placements has intensified.
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
In order to accommodate volume growth in the markets served by the New Hampshire Brewery, the Company has expanded fermentation capacity during the last several years. In May 2007, the Company completed process control automation upgrades to the brewery and added one 70,000 pound grain silo. In June 2007, the Company completed the installation of four additional 400-barrel fermenters. Installation cost for this expansion totaled $1.3 million and added approximately 25,000 barrels of capacity to the New Hampshire Brewery, bringing the brewery’s theoretical production capacity to approximately 235,000 barrels per year. As with the previous expansions, production capacity at the New Hampshire Brewery can be added in phases until the facility reaches its maximum designed production capacity of approximately 250,000 barrels per year, under ideal brewing conditions. Driven by various considerations including seasonality, production schedules of various draft products and bottled products and packages, and losses attributable to filtering, bottling and keg filling, actual production capacity will be less than theoretical production capacity. In order to reduce the spread between actual and theoretical production capacity, additional capital expenditures will be required. The decision to add capacity is affected by the availability of capital, construction constraints and anticipated sales in new and existing markets.
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
Results of Operations
The following table sets forth, for the periods indicated, certain items from the Company’s Statements of Operations expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Sales	111.6%	112.1%	112.3%	111.9%
Less excise taxes	11.6	12.1	12.3	11.9

Net sales	100.0	100.0	100.0	100.0
Cost of sales	87.2	83.1	86.6	85.3

Gross profit	12.8	16.9	13.4	14.7
Selling, general and administrative expenses	21.9	18.4	21.0	19.4
Income from equity investment in Craft Brands	5.0	7.7	7.0	7.6

Operating income (loss)	(4.1)	6.2	(0.6)	2.9
Interest expense	0.7	1.0	0.8	0.9
Other income, net	1.1	0.7	1.3	0.7

Income (loss) before income taxes	(3.7)	5.9	(0.1)	2.7
Income tax provision (benefit)	(1.1)	2.1	0.2	0.8

Net income (loss)	(2.6)%	3.8%	(0.3)%	1.9%

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
The following table sets forth, for the periods indicated, a comparison of certain items from the Company’s Statements of Operations:

	Three Months Ended
	September 30,
			Increase /	%
	2007	2006	(Decrease)	Change
Sales	$12,357,004	$10,813,132	$1,543,872	14.3%
Less excise taxes	1,285,374	1,169,670	115,704	9.9

Net sales	11,071,630	9,643,462	1,428,168	14.8
Cost of sales	9,653,674	8,011,838	1,641,836	20.5

Gross profit	1,417,956	1,631,624	(213,668)	13.1
Selling, general and administrative expenses	2,429,821	1,776,501	653,320	36.8
Income from equity investment in Craft Brands	562,210	743,245	(181,035)	24.4

Operating income (loss)	(449,655)	598,368	(1,048,023)	175.1
Interest expense	80,875	92,094	(11,219)	12.2
Other income, net	120,589	56,783	63,806	112.4

Income (loss) before income taxes	(409,941)	563,057	(972,998)	172.8
Income tax provision (benefit)	(121,373)	199,197	(320,570)	160.9

Net income (loss)	$(288,568)	$363,860	$(652,428)	179.3%

Sales. Gross sales increased $1,544,000 in the third quarter of 2007 as compared to the third quarter of 2006, primarily impacted by the following factors:
•	An increase in overall pricing and shipments in the midwest and eastern United States resulted in a $391,000 increase in 2007 third quarter sales;

•	An increase in overall pricing and shipments in the western United States (not including beer brewed on a contract basis) resulted in a $120,000 increase in 2007 third quarter sales;

•	An increase in shipments of beer brewed on a contract basis, slightly offset by a decrease in pricing of these shipments, contributed a $770,000 increase in 2007 third quarter sales; and

•	Pub and other sales increased $321,000 in the third quarter of 2007.
Shipments. The following table sets forth a comparison of shipments (in barrels) for the periods indicated:

	Three Months Ended September 30,
	2007			2006
	Draft	Bottle	Total	Draft	Bottle	Total	Increase /	%
	Shipments	Shipments	Shipments	Shipments	Shipments	Shipments	(Decrease)	Change
A-B	12,000	15,900	27,900	11,900	15,300	27,200	700	2.6%
Craft Brands	9,400	21,900	31,300	9,600	21,000	30,600	700	2.3
Contract brewing	9,600	9,500	19,100	13,800	—	13,800	5,300	38.4
Pubs and other	1,300	400	1,700	1,100	200	1,300	400	30.8

Total shipped	32,300	47,700	80,000	36,400	36,500	72,900	7,100	9.7%

Total Company shipments increased 9.7% during the third quarter of 2007 as compared to the third quarter of 2006, primarily driven by a substantial increase in shipments of beer brewed on a contract basis. Total sales volume for the quarter ended September 30, 2007 increased to 80,000 barrels from 72,900 barrels for the same quarter in 2006. Shipments of the Company’s packaged products increased 30.7% while shipments of the Company’s draft products decreased 11.3%. Excluding the impact of shipments of beer brewed on a contract basis, the Company’s shipments of bottled beer have steadily increased as a percentage of total beer shipments since the mid-1990’s. In the third quarter of 2007, 62.7% of total shipments, excluding beer brewed under a contract brewing arrangement, were shipments of bottled beer versus 61.8% in the same period in 2006.
Contributing significantly to the 7,100 barrel increase in the Company’s total shipments is an increase of 5,300 barrels of beer brewed under contract brewing arrangements with Widmer. In connection with the Supply, Distribution and Licensing Agreement with Craft Brands, if shipments of the Company’s products in the Craft Brands territory decrease as compared to the previous year’s shipments, the Company has the right to brew Widmer products in an amount equal to the lower of (i) the Company’s product shipment decrease or (ii) the Widmer product shipment increase (the “Contractual Obligation”). In addition, pursuant to a Manufacturing and Licensing Agreement with Widmer, the Company may, at Widmer’s request, brew more beer for Widmer than the amount obligated by the Supply, Distribution and Licensing Agreement with Craft Brands. This Manufacturing and Licensing Agreement with Widmer expires December 31, 2007. Under these contract brewing arrangements, the Company brewed and shipped 19,100 barrels and 13,800 barrels of Widmer beer in the third quarter of 2007 and 2006, respectively. Of these shipments, all of third quarter 2007 and 2006 barrels were in excess of the Contractual Obligation. While these contract brewing arrangements have, through 2006, been limited to brewing draft beer at the Washington Brewery, the Company began brewing and shipping packaged beer from the Washington Brewery during the first quarter of 2007; in addition, the New Hampshire Brewery began brewing and shipping draft beer during the second quarter of 2007. During the quarter ended September 30, 2007, approximately 50% of the 19,100 barrels shipped was packaged product and approximately 750 barrels of the 19,100 barrels shipped was brewed and shipped by the New Hampshire Brewery. The Company does not anticipate that the New Hampshire Brewery will be utilized in conjunction with the contract brewing arrangement with Widmer in future periods. Excluding shipments under these contract brewing arrangements, 2007 third quarter shipments of the Company’s draft and bottled products increased 3.1% as compared to the same quarter in 2006. Driven by the Contractual Obligation as well as Widmer’s production needs, the Company anticipates that beer brewed and shipped in 2007 under the contract brewing arrangements with Widmer will continue to be significantly higher than 2006 levels. The Company expects this level of contract brewing for Widmer to end in the second half of 2008 as Widmer brings its own additional capacity on-line. The Company is evaluating alternatives to utilize the capacity that will become available upon the termination of the contract brewing. If the Company is unable to achieve significant growth through its own products or other alternative products, the Company may have significant unabsorbed overhead that would generate unfavorable financial results.
Included in the Company’s total shipments (as shipments through A-B in the table above) are shipments of Widmer Hefeweizen, a golden unfiltered wheat beer that is one of the leading American style Hefeweizens sold in the U.S. The Company brews Widmer Hefeweizen at the New Hampshire Brewery and distributes the beer through A-B in the midwest and eastern U.S. under license from Widmer. In 2003, the Company entered into a licensing agreement with Widmer to produce and sell the Widmer Hefeweizen brand in states east of the Mississippi River. In March 2005, the Widmer Hefeweizen distribution territory was expanded to include all of the Company’s midwest and eastern markets. The term of this agreement will automatically renew on February 1, 2008 for a one-year term expiring February 1, 2009, with additional one-year automatic renewals unless either party notifies the other of its desire to have the term expire at the end of the then existing term at least 150 days prior to such expiration. The agreement may be terminated by either party at any time without cause pursuant to 150 days notice or for cause by either party under certain conditions. Additionally, Redhook and Widmer have entered into a separate agreement providing that if Widmer terminates the licensing agreement or causes it to expire before December 31, 2009, Widmer will pay the Company a lump sum payment, intended to partially compensate the Company for capital equipment expenditures made at the New Hampshire Brewery to support the sales growth of Widmer Hefeweizen. During the term of this agreement, Redhook will not brew, advertise, market, or distribute any product that is labeled or advertised as a “Hefeweizen” or any similar product in the agreed upon midwest and eastern territory. Brewing and selling of Redhook’s Hefe-weizen was discontinued in conjunction with this agreement. The Company shipped 7,900 barrels and 8,700 barrels of Widmer Hefeweizen during the third quarter of 2007 and 2006, respectively. The Company believes that the agreement increases capacity utilization and has strengthened the Company’s product portfolio. If the Widmer licensing agreement were terminated, the Company would evaluate alternatives to utilize the capacity, either through new and existing Redhook products or alternative brewing relationships. If the Company is unable to utilize the capacity, the loss of revenue and the resulting excess capacity in the New Hampshire Brewery would have an adverse effect on the Company’s financial performance.
Excluding shipments of beer brewed under the contract brewing arrangement with Widmer and under the Widmer Hefeweizen licensing agreement, total Company shipments in the U.S. increased by 2,500 barrels, or 4.9% in the third quarter of 2007 as compared to the same quarter in 2006.
During the quarters ending September 30, 2007 and 2006, the Company’s products were distributed in 48 states. Shipments in the midwest and eastern United States increased by 2.6% compared to the same 2006 period, while shipments in the western United States served by Craft Brands increased 2.3% during the same period.
Sales to Craft Brands in the third quarter of 2007 represented approximately 39% of total shipments, or 31,300 barrels, compared to 42%, or 30,600 barrels in the same 2006 quarter. Contributing most significantly to the increase in shipments in the western U.S. were a 45% increase in shipments to New Mexico and a 12% increase in Oregon; in both of these states, Craft Brands offered substantial discounts, reflected in Craft Brands statement of operations, that contributed to notable volume growth. The third quarter 2007 volume increase was also attributable to a 44% increase in shipments to Montana, which supports Idaho and Wyoming wholesalers and may experience fluctuations in demand, and a 2% increase in shipments to Washington, where discounting was flat as compared to the third quarter of 2006. Craft Brands saw an 11% decline in shipments to Colorado, due to highly competitive market pricing. A significant portion of the Company’s sales continue to be in the Pacific Northwest region, which the Company believes is one of the most competitive craft beer markets in the U.S., both in terms of number of market participants and consumer awareness. The Company continues to face extreme competitive pressure in Washington state, which is not only the Company’s largest market but is also its oldest market. From 2000 through 2006, the Company had experienced a 24% decline in sales volume in Washington state. Pricing of the Company’s products has increased and the level of promotion and discounting has declined, allowing the Company to achieve higher revenue per barrel; however, management believes there is a direct correlation to lower sales caused by higher net pricing. During this same period, Craft Brands has continued to experience success in selling Widmer and Kona products. Although the Company enjoys the benefits of those successes through its profit-sharing arrangement with Craft Brands, the Company believes it is critical for Craft Brands to deliver success with the Redhook products in addition to the other products. The Company has communicated this concern to Craft Brands and is working with Craft Brands’ management to establish new brand management throughout the portfolio of Redhook products. Craft Brands also responded to this concern by re-emphasizing its commitment to Redhook products and focusing its sales efforts on the Company’s Long Hammer IPA. This attention has resulted in an increase in shipments of Long Hammer IPA over the prior year’s third quarter, but shipments of the Company’s other products in the Craft Brands territory have not shown improvement in 2007 over the previous year. The Company is pleased that, while modest, quarterly shipments of Redhook products in the Craft Brands territory have increased over the previous year’s comparable quarter. The Company is working with Craft Brands to increase this rate of growth and expand it to include more Redhook products.
Sales in the midwest and eastern United States in the third quarter of 2007 represented approximately 35% of total shipments, or 27,900 barrels, compared to 37%, or 27,200 barrels in the same 2006 quarter. Contributing most significantly to the sales growth in the third quarter of 2007 were increased sales to states in the southeastern U.S., offset by declines in sales in most New England states.
Pricing and Fees. The Company sells its product at wholesale pricing levels in the midwest and eastern U.S., at lower than wholesale pricing levels to Craft Brands in the western U.S., and at agreed-upon pricing levels for beer brewed on a contract basis.
Redhook continues to sell its product at wholesale pricing levels in the midwest and eastern U.S. through sales to A-B. Average wholesale revenue per barrel for draft products, net of discounts, improved nearly 6% in the third quarter of 2007 compared to the same quarter in 2006. This increase in pricing accounted for an increase of approximately $92,000 in total sales. Average wholesale revenue per barrel for bottle products, net of discounts, increased approximately 5% in 2007 compared to 2006. This increase in pricing accounted for an increase of approximately $158,000 in total sales. Management believes that most, if not all, craft brewers are performing a similar analysis in order to address the cost pressures and to take into account a weak dollar, which may provide price protection against key import products. Seldom, if ever, have pricing changes in recent years been driven by an inflationary period. Instead, pricing changes implemented by the Company have generally followed pricing changes initiated by large domestic or import brewing companies. While the Company has implemented modest price increases during the past few years, some of the benefit has been offset by competitive promotions and discounting. Additionally, the Company may experience a decline in sales in certain regions following a price increase.
The Company sells its product to Craft Brands at a price substantially below wholesale pricing levels pursuant to the Supply, Distribution and Licensing Agreement with Craft Brands; Craft Brands, in turn, advertises, markets, sells and distributes the product to wholesale outlets in the western U.S. through a distribution agreement between Craft Brands and A-B. The prices that the Company charges Craft Brands for draft product and for bottled product are determined by contractually defined formulas and are based on the twelve month average pricing ending September of the previous year for all Redhook and Widmer draft product and for all Redhook and Widmer bottled product sold by Craft Brands. The prices are adjusted on January 1st of each year. Average revenue per barrel for draft products sold to Craft Brands increased a little more than 2% in the third quarter of 2007 compared to 2006. This increase in pricing accounted for an increase of approximately $22,000 in total sales. Average revenue per barrel for bottle products sold to Craft Brands decreased less than 1% in 2007 compared to 2006 resulting in a decrease of $10,000 in total sales.
Average revenue per barrel on beer brewed on a contract basis for Widmer pursuant to the Supply, Distribution and Licensing Agreement with Craft Brands is generally at a price substantially lower than wholesale pricing levels. After the Contractual Obligation has been fulfilled pursuant to the Supply, Distribution and Licensing Agreement with Craft Brands, the price charged Widmer for any additional barrels brewed declines pursuant to the Manufacturing and Licensing Agreement with Widmer. Average revenue per barrel for draft beer brewed on a contract basis decreased approximately 1% in the third quarter of 2007 compared to 2006 resulting in a decrease of $11,000 in total sales. In the first quarter of 2007, the Company began shipping bottled beer under this contract brewing arrangement.
In connection with all sales through the July 1, 2004 A-B Distribution Agreement, the Company pays a Margin fee to A-B. The Margin does not apply to sales to the Company’s retail operations or to dock sales. The Margin also does not apply to the Company’s sales to Craft Brands because Craft Brands pays a comparable fee to A-B on its resale of the product. The A-B Distribution Agreement also provides that the Company shall pay an additional fee on shipments that exceed shipments in the same territory during fiscal 2003 (the “Additional Margin”). For the three months ended September 30, 2007, the Margin was paid to A-B on shipments totaling 27,900 barrels to approximately 507 distribution points. For the three months ended September 30, 2006, the Margin was paid to A-B on shipments totaling, 26,800 barrels to approximately 480 distribution points. Because third quarter 2007 and 2006 shipments in the midwest and eastern U.S. exceeded 2003 third quarter shipments in the same territory, the Company paid the Additional Margin on 8,100 and 7,200 barrels, respectively. The Margin is reflected as a reduction of sales in the Company’s statements of operations.
Retail Operations and Other Sales. Sales in the Company’s retail operations and other sales increased $321,000 to $2,146,000 in the third quarter of 2007 from $1,826,000 in the same period in 2006, primarily as the result of an increase in beer and food sales.
Excise Taxes. Excise taxes increased $116,000 to $1,285,000 for the third quarter of 2007 compared to $1,170,000 for the same 2006 period, primarily the result of the overall increase in shipments. The Company continues to be responsible for federal and state excise taxes for all shipments, including those to Craft Brands and brewed under contract. The comparability of excise taxes as a percentage of net sales is impacted by: average revenue per barrel; the mix of sales in the midwest and eastern United States, sales to Craft Brands, sales of beer brewed on contract basis, and pub sales; and the estimated annual average federal and state excise tax rates.
Cost of Sales. Cost of sales is comprised of direct and overhead costs incurred to produce the Company’s package and draft products, as well as expenses associated with the Company’s pub operations. Comparing the third quarter of 2007 to the third quarter of 2006, cost of sales increased by $1,642,000, and increased as a percentage of net sales and on a per barrel basis. The increase in cost of sales was driven by an increase in the production of lower margin beer brewed on a contract basis, an increase in the cost of some raw materials and packaging materials, a higher proportion of packaged product, an increase in the absorption of overhead expenses, and an increase in production losses.
In the third quarter of 2007, the Company shipped an additional 5,300 barrels of beer brewed on a contract basis. In addition to the overall increase in shipments of contract beer, approximately 50% of the 2007 quarter’s shipments were packaged product while 2006 third quarter shipments were entirely draft product. The combination of these two factors contributed approximately $664,000 in additional costs to the 2007 third quarter cost of sales.
While the 2007 cost of packaging increased over 2006 costs and led to a $208,000 increase in cost of sales over the third quarter of 2006, this per barrel cost increase was compounded by an increase in 2007 third quarter shipments of packaged product relative to total shipments. Shipments of packaged product increased to 59.6% in the third quarter of 2007 from 50.1% in the same quarter of 2006, leading to a $101,000 increase in cost of sales over the third quarter of 2006.
According to industry and media sources, the price of barley, a primary ingredient in most beers, has increased 48% over the last year. The significant price increase is apparently driven by a lower supply of barley as farmers shift their focus to growing corn, a key component of biofuels. While the Company has experienced an increase in the cost of barley over the past year, the Company’s fixed price contracts had limited that increase through August 2007 to less than 10%. The Company’s existing barley purchase contracts expired during the third quarter of 2007 and the Company entered into new barley supply contracts that reflect current market pricing that is significantly higher than the pricing in the expired contracts. In addition to a decline in the supply of barley, the beer industry appears to also be experiencing a decline in the supply of hops, driven by a number of factors: excess supply in the 1990s led some growers to switch to more lucrative crops, resulting in an estimated 40% decrease in worldwide hop-growing acreage; poor weather in eastern Europe and Germany caused substantial hops crop losses in 2007; hops crop production in England has declined approximately 85% since the mid-1970’s; and 2007 U.S., New Zealand, and Australia hops crop yields were only average. As with malted barley, the Company has fixed price purchase contracts for its specialty hops, both to insure that the Company has the necessary supply for current and future production needs, but also to obtain favorable pricing. In October 2007, the Company entered into a fixed price purchase contract for one of the Company’s specialty hops; the Company believes that this contract will provide a substantial portion of the requirements for this hop for the next five years. While the cost of this hop is significantly higher than the Company’s cost in prior years, management believes that securing an adequate supply is crucial in the current environment. The Company will likely enter into fixed price purchase contracts for its other significant hops. These increases in the cost of barley and hops had a modest impact of approximately $80,000 on the Company’s cost of sales and gross profit for the third quarter of 2007 and will likely have a significant impact on future cost of sales.
The Company’s cost of sales includes a licensing fee of $131,000 and $149,000 for the third quarters of 2007 and 2006, respectively, in connection with the Company’s shipment of 7,900 barrels and 8,700 barrels of Widmer Hefeweizen in the midwest and eastern United States pursuant to a licensing agreement with Widmer.
Based upon the breweries’ combined theoretical production capacity under optimal year-round brewing conditions of 121,000 barrels and 113,000 barrels for the third quarter of 2007 and 2006, the utilization rates were 66% and 65%, respectively. Capacity utilization rates are calculated by dividing the Company’s total shipments by the combined theoretical production capacity.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the third quarter of 2007 increased $653,000 to $2,430,000 from expenses of $1,777,000 in the same 2006 quarter. The increase is primarily attributable to increases in Sarbanes-Oxley implementation costs, merger-related costs, and sales and marketing salaries and promotional expenditures. Driven by the 2007 deadline for implementation of Sarbanes-Oxley Section 404, the Company has incurred additional consulting and accounting-related fees of approximately $91,000 in the third quarter of 2007. Additionally, the Company has incurred approximately $282,000 in legal, consulting and meeting costs in connection with merger discussions. Sales and marketing salaries and related expenses also increased $102,000 for the quarter ended September 30, 2007 as compared to the same period in 2006, and sales and marketing promotional expenditures are up $246,000 for the same 2007 quarter.
Income from Equity Investment in Craft Brands. After giving effect to income attributable to the Kona brand, which was shared differently between the Company and Widmer through 2006, the Craft Brands operating agreement dictates that remaining profits and losses of Craft Brands are allocated between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively. For the quarter ended September 30, 2007, the Company’s share of Craft Brands’ net income totaled $562,000. For the quarter ended September 30, 2006, the Company’s share of Craft Brands’ net income totaled $743,000. Net cash flow of Craft Brands, if any, is generally distributed monthly to the Company based on the Company’s cash flow percentage of 42%. In the third quarter of 2007, the Company received cash distributions of $1,185,000, representing its share of the net cash flow of Craft Brands. In the third quarter of 2006, the Company received cash distributions of $930,000.
Interest Expense. Interest expense declined to $81,000 for the third quarter of 2007 from $92,000 for the third quarter of 2006. Slightly lower average interest rates in the third quarter of 2007 combined with a declining term loan balance resulted in a decline in interest expense.
Other Income, net. Other income, net increased by $64,000 to $121,000 for the third quarter of 2007 from $57,000 for the third quarter of 2006. The 2007 third quarter is primarily comprised of interest income on interest-bearing deposits totaling $109,000. The 2006 third quarter is primarily comprised of interest income totaling $88,000 partially offset by $34,000 in late payment penalties.
Income Taxes. The Company’s effective income tax rate was a 29.6% benefit for the quarter ending September 30, 2007 and a 35.4% expense for the quarter ending September 30, 2006. Both periods include a provision for current state taxes. The Company has estimated its tax provision to be approximately $90,000 for the 2007 full year, driven by projected pre-tax results relative to other components of the tax provision calculation, such as the exclusion of a portion of meals and entertainment expenses from tax return deductions. In 2006, the Company decreased the valuation allowance that covers net tax operating loss carryforwards and other net deferred tax assets. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically certain federal and state NOLs that may expire before the Company is able to utilize the tax benefit. Realization of the benefit is dependent on the Company’s ability to generate future U.S. taxable income. To the extent that the Company is unable to generate adequate taxable income in future periods, the Company will not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering potentially expiring NOLs.
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
The following summarizes a comparison of certain items included in Craft Brands’ statement of operations for the quarters ended September 30, 2007 and 2006. Certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation. The effects of the reclassifications did not affect net income or the profit allocation.
Sales. Craft Brands’ sales totaled $19,637,000 for the third quarter of 2007 compared to $18,120,000 for the third quarter of 2006. In addition to selling 31,300 barrels of the Company’s product to wholesalers in the western United States in the third quarter of 2007 and 30,600 barrels in the third quarter of 2006, Craft Brands also sold Widmer and Kona products. Total Craft Brands shipments increased approximately 4.7% as compared to shipments in the three-month period of 2006. Average wholesale revenue per barrel for all draft products sold by Craft Brands, net of discounts, increased 3% in the third quarter of 2007 as compared to the same quarter in 2006. Average wholesale revenue per barrel for all bottle products sold by Craft Brands, net of discounts, increased slightly less than 2% in the third quarter of 2007 as compared to the same period in 2006. For the quarter ended September 30, 2007, average wholesale revenue per barrel for all products sold by Craft Brands was approximately 1% lower than average wholesale revenue per barrel on direct sales to wholesalers by the Company during the same period. Craft Brands also pays fees to A-B in connection with sales to A-B that are comparable to fees paid by the Company.
Cost of Sales. Cost of sales of Craft Brands totaled $14,021,000 for the third quarter of 2007 compared to $13,267,000 for the third quarter of 2006. The increase in cost of sales over the 2006 quarter is attributable to higher sales volume, an increase in prices charged by the Company and Widmer for draft product sold to Craft Brands and a modest increase in freight costs, slightly offset by a decrease in prices charged by the Company for bottled product sold to Craft Brands. Craft Brands purchases product from the Company and Widmer at a price substantially below wholesale pricing levels pursuant to the Supply, Distribution, and Licensing Agreement between Craft Brands and each of the Company and Widmer.
Selling, General and Administrative Expenses. Craft Brands’ selling, general and administrative expenses totaled $4,092,000 for the third quarter of 2007 compared to $2,989,000 for the third quarter of 2006, reflecting all advertising, marketing and promotion efforts for the Redhook, Widmer and Kona brands. During the quarter ended September 30, 2007, sales and marketing costs increased approximately $933,000, attributable to a $475,000 reduction in the value at which Craft Brands’ promotional inventories are stated, the addition of several new positions, and an expansion of the use of promotional materials and media in certain markets. Administrative expenses were approximately $170,000 higher than the third quarter of 2006, largely driven by a change in the presentation of the Additional Margin paid to A-B; in 2007, the Additional Margin is reflected in the statement of operations as selling, general and administrative expense, while in 2006, the Additional Margin is reflected as a reduction of sales. The effects of the change in presentation did not affect net income or the profit allocation to Redhook.
Net Income. Craft Brands’ net income totaled $1,339,000 for the third quarter of 2007 compared to $1,775,000 for the third quarter of 2006. The Company’s share of Craft Brands’ net income totaled $562,000 for the third quarter of 2007 compared to $743,000 for the third quarter of 2006. After giving effect to income attributable to the Kona brand, which was shared differently between the Company and Widmer through 2006, the Craft Brands operating agreement dictates that remaining profits and losses of Craft Brands are allocated between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively.
Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
The following table sets forth, for the periods indicated, a comparison of certain items from the Company’s Statements of Operations:

	Nine Months Ended
	September 30,
			Increase /	%
	2007	2006	(Decrease)	Change
Sales	$35,383,514	$30,625,893	$4,757,621	15.5%
Less excise taxes	3,866,318	3,246,259	620,059	19.1

Net sales	31,517,196	27,379,634	4,137,562	15.1
Cost of sales	27,307,237	23,364,532	3,942,705	16.9

Gross profit	4,209,959	4,015,102	194,857	4.9
Selling, general and administrative expenses	6,609,990	5,289,971	1,320,019	25.0
Income from equity investment in Craft Brands	2,210,336	2,076,168	134,168	6.5

Operating income (loss)	(189,695)	801,299	(990,994)	123.7
Interest expense	246,093	259,239	(13,146)	5.1
Other income, net	404,996	198,844	206,152	103.7

Income (loss) before income taxes	(30,792)	740,904	(771,696)	104.2
Income tax provision (benefit)	49,252	218,245	(168,993)	77.4

Net income (loss)	$(80,044)	$522,659	$(602,703)	115.3%

Sales. Gross sales increased $4,758,000 in the first nine months of 2007 as compared to the first nine months of 2006, primarily impacted by the following factors:
•	An increase in overall pricing and shipments in the midwest and eastern United States resulted in a $1,425,000 increase in 2007 year-to-date sales;

•	A decrease in overall pricing and shipments in the western United States (not including beer brewed on a contract basis) resulted in a $203,000 decrease in 2007 year-to-date sales;

•	An increase in shipments of beer brewed on a contract basis, partially offset by a decrease in pricing of these shipments, contributed a $3,128,000 increase in 2007 year-to-date sales; and

•	Pub and other sales increased $576,000 in the first nine months of 2007.
Shipments. The following table sets forth a comparison of shipments (in barrels) for the periods indicated:

	Nine Months Ended September 30,
	2007			2006
	Draft	Bottle	Total	Draft	Bottle	Total	Increase /	%
	Shipments	Shipments	Shipments	Shipments	Shipments	Shipments	(Decrease)	Change
A-B	35,700	47,000	82,700	35,200	43,200	78,400	4,300	5.5%
Craft Brands	27,900	64,800	92,700	29,000	65,700	94,700	(2,000)	(2.1)
Contract brewing	37,400	24,200	61,600	30,600	—	30,600	31,000	101.3
Pubs and other	3,200	900	4,100	2,700	600	3,300	800	24.2

Total shipped	104,200	136,900	241,100	97,500	109,500	207,000	34,100	16.5%

Total Company shipments increased 16.5% during the first nine months of 2007 as compared to the first nine months of 2006, primarily driven by a substantial increase in shipments of beer brewed on a contact basis. Total sales volume for the nine months ended September 30, 2007 increased to 241,100 barrels from 207,000 barrels for the same period in 2006. Shipments of the Company’s packaged products increased 25.0% while shipments of the Company’s draft products increased 6.9%. Excluding the impact of shipments of beer brewed on a contract basis, the Company’s shipments of bottled beer have steadily increased as a percentage of total beer shipments since the mid-1990’s. In the nine months ended September 30, 2007, 62.8% of total shipments, excluding beer brewed under a contract brewing arrangement, were shipments of bottled beer versus 62.1% in the same period in 2006.
Contributing significantly to the 34,100 barrel increase in the Company’s total shipments is an increase of 31,000 barrels of beer brewed under contract brewing arrangements with Widmer. In connection with the Supply, Distribution and Licensing Agreement with Craft Brands, if shipments of the Company’s products in the Craft Brands territory decrease as compared to the previous year’s shipments, the Company has the right to brew Widmer products in an amount equal to the lower of (i) the Company’s product shipment decrease or (ii) the Widmer product shipment increase (the “Contractual Obligation”). In addition, pursuant to a Manufacturing and Licensing Agreement with Widmer, the Company may, at Widmer’s request, brew more beer for Widmer than the amount obligated by the Supply, Distribution and Licensing Agreement with Craft Brands. This Manufacturing and Licensing Agreement with Widmer expires December 31, 2007. Under these contract brewing arrangements, the Company brewed and shipped 61,600 barrels and 30,600 barrels of Widmer beer in the first nine months of 2007 and 2006, respectively. Of these shipments, 94% of the year-to-date 2007 barrels were in excess of the Contractual Obligation and 67% of the year-to-date 2006 barrels were in excess of the Contractual Obligation. While these contract brewing arrangements have, through 2006, been limited to brewing draft beer at the Washington Brewery, the Company began brewing and shipping packaged beer from the Washington Brewery during the first quarter of 2007; in addition, the New Hampshire Brewery began brewing and shipping draft beer during the second quarter of 2007. During the first nine months of 2007, approximately 39% of the 61,600 barrels shipped was packaged product and approximately 4,400 barrels of the total 61,600 barrels shipped was brewed and shipped by the New Hampshire Brewery. The Company does not anticipate that the New Hampshire Brewery will be utilized in conjunction with the contract brewing arrangement with Widmer in future periods. Excluding shipments under these contract brewing arrangements, 2007 year-to-date shipments of the Company’s draft and bottled products increased modestly, or 1.9%, as compared to the same period in 2006. Driven by the Contractual Obligation as well as Widmer’s production needs, the Company anticipates that beer brewed and shipped in 2007 under the contract brewing arrangements with Widmer will continue to be significantly higher than 2006 levels. The Company expects this level of contract brewing for Widmer to end in the second half of 2008 as Widmer brings its own additional capacity on-line. The Company is evaluating alternatives to utilize the capacity that will become available upon the termination of the contract brewing. If the Company is unable to achieve significant growth through its own products or other alternative products, the Company may have significant unabsorbed overhead that would generate unfavorable financial results.
Included in the Company’s total shipments (as shipments through A-B in the table above) are shipments of Widmer Hefeweizen, a golden unfiltered wheat beer that is one of the leading American style Hefeweizens sold in the U.S. The Company brews Widmer Hefeweizen at the New Hampshire Brewery and distributes the beer through A-B in the midwest and eastern U.S. under license from Widmer. In 2003, the Company entered into a licensing agreement with Widmer to produce and sell the Widmer Hefeweizen brand in states east of the Mississippi River. In March 2005, the Widmer Hefeweizen distribution territory was expanded to include all of the Company’s midwest and eastern markets. The term of this agreement will automatically renew on February 1, 2008 for a one-year term expiring February 1, 2009, with additional one-year automatic renewals unless either party notifies the other of its desire to have the term expire at the end of the then existing term at least 150 days prior to such expiration. The agreement may be terminated by either party at any time without cause pursuant to 150 days notice or for cause by either party under certain conditions. Additionally, Redhook and Widmer have entered into a separate agreement providing that if Widmer terminates the licensing agreement or causes it to expire before December 31, 2009, Widmer will pay the Company a lump sum payment, intended to partially compensate the Company for capital equipment expenditures made at the New Hampshire Brewery to support the sales growth of Widmer Hefeweizen. During the term of this agreement, Redhook will not brew, advertise, market, or distribute any product that is labeled or advertised as a “Hefeweizen” or any similar product in the agreed upon midwest and eastern territory. Brewing and selling of Redhook’s Hefe-weizen was discontinued in conjunction with this agreement. The Company shipped 23,200 barrels and 24,900 barrels of Widmer Hefeweizen during the first nine months of 2007 and 2006, respectively. The Company believes that the agreement increases capacity utilization and has strengthened the Company’s product portfolio. If the Widmer licensing agreement were terminated, the Company would evaluate alternatives to utilize the capacity, either through new and existing Redhook products or alternative brewing relationships. If the Company is unable to utilize the capacity, the loss of revenue and the resulting excess capacity in the New Hampshire Brewery would have an adverse effect on the Company’s financial performance.
Excluding shipments of beer brewed under the contract brewing arrangement with Widmer and under the Widmer Hefeweizen licensing agreement, total Company shipments in the U.S. increased nearly 4,900 barrels, or 3.2% in 2007 as compared to 2006.
During the nine months ended September 30, 2007 and 2006, the Company’s products were distributed in 48 states. Shipments in the midwest and eastern United States increased by 5.5% compared to the nine month 2006 period while shipments in the western United States served by Craft Brands decreased 2.1% during the same period.
Sales to Craft Brands in the first nine months represented approximately 38% of total shipments, or 92,700 barrels, compared to 46%, or 94,700 barrels in the nine months of 2006. Contributing most significantly to the decline in shipments in the western U.S. were a 13% decline in shipments to Oregon, attributable in part to a reduction in discounting, a 17% decline in shipments to Colorado, due to highly competitive market pricing, and slightly less than a 2% decline in shipments to California, where an increase in pricing appears to have negatively impacted sales. Shipments in Washington state were up a modest 0.5% for the first nine months of 2007 as compared to the same period in 2006. A significant portion of the Company’s sales continue to be in the Pacific Northwest region, which the Company believes is one of the most competitive craft beer markets in the U.S., both in terms of number of market participants and consumer awareness. The Company continues to face extreme competitive pressure in Washington state, which is not only the Company’s largest market but is also its oldest market. From 2000 through 2006, the Company experienced a 24% decline in sales volume in Washington state. Pricing of the Company’s products has increased and the level of promotion and discounting has declined, allowing the Company to achieve higher revenue per barrel; however, management believes there is a direct correlation to lower sales caused by higher net pricing. During this same period, Craft Brands has continued to experience success in selling Widmer and Kona products. Although the Company enjoys the benefits of those successes through its profit-sharing arrangement with Craft Brands, the Company believes it is critical for Craft Brands to deliver success with Redhook products in addition to other products. The Company has communicated this concern to Craft Brands and is working with Craft Brands’ management to establish new brand management throughout the portfolio of Redhook products. Craft Brands also responded to this concern by re-emphasizing its commitment to Redhook products and focusing its sales efforts on the Company’s Long Hammer IPA. Although this attention has resulted in an increase in shipments of Long Hammer IPA over the prior year’s nine-month period, shipments of the Company’s other products in the Craft Brands territory have not shown improvement in 2007 over the previous year. The Company continues to work with Craft Brands management to improve performance.
Sales in the midwest and eastern United States in the nine months of 2007 represented approximately 34% of total shipments, or 82,700 barrels, compared to 38%, or 78,400 barrels in the same 2006 period. Contributing most significantly to the sales growth in the nine months of 2007 were increased sales to states in the southeastern U.S., offset by declines in sales in several New England and midwestern states.
Pricing and Fees. The Company sells its product at wholesale pricing levels in the midwest and eastern U.S., at lower than wholesale pricing levels to Craft Brands in the western U.S., and at agreed-upon pricing levels for beer brewed on a contract basis.
Redhook continues to sell its product at wholesale pricing levels in the midwest and eastern U.S. through sales to A-B. Average wholesale revenue per barrel for draft products, net of discounts, improved more than 4% in the first nine months of 2007 compared to the first nine months of 2006. This increase in pricing accounted for an increase of approximately $204,000 in total sales. Average wholesale revenue per barrel for bottle products, net of discounts, increased nearly 4% in 2007 compared to 2006. This increase in pricing accounted for an increase of approximately $333,000 in total sales. Management believes that most, if not all, craft brewers are performing a similar analysis in order to address the cost pressures and to take into account a weak dollar, which may provide price protection against key import products. Seldom, if ever, have pricing changes in recent years been driven by an inflationary period. Instead, pricing changes implemented by the Company have generally followed pricing changes initiated by large domestic or import brewing companies. While the Company has implemented modest price increases during the past few years, some of the benefit has been offset by competitive promotions and discounting. Additionally, the Company may experience a decline in sales in certain regions following a price increase.
The Company sells its product to Craft Brands at a price substantially below wholesale pricing levels pursuant to the Supply, Distribution and Licensing Agreement with Craft Brands; Craft Brands, in turn, advertises, markets, sells and distributes the product to wholesale outlets in the western U.S. through a distribution agreement between Craft Brands and A-B. The prices that the Company charges Craft Brands for draft product and for bottled product are determined by contractually defined formulas and are based on the twelve month average pricing ending September of the previous year for all Redhook and Widmer draft product and for all Redhook and Widmer bottled product sold by Craft Brands. The prices are adjusted on January 1st of each year. Average revenue per barrel for draft products sold to Craft Brands increased nearly 2% for the nine months ended September 30, 2007 compared to the same period in 2006. This increase in pricing accounted for an increase of approximately $50,000 in total sales. Average revenue per barrel for bottle products sold to Craft Brands decreased nearly 1% for the same period in 2007 compared to 2006 resulting in a decrease of $70,000 in total sales.
Average revenue per barrel on beer brewed on a contract basis for Widmer pursuant to the Supply, Distribution and Licensing Agreement with Craft Brands is generally at a price substantially lower than wholesale pricing levels. After the Contractual Obligation has been fulfilled pursuant to the Supply, Distribution and Licensing Agreement with Craft Brands, the price charged Widmer for any additional barrels brewed declines pursuant to the Manufacturing and Licensing Agreement with Widmer. Average revenue per barrel for draft beer brewed on a contract basis decreased slightly less than 6% in the first nine months of 2007 compared to 2006 resulting in a decrease of $133,000 in total sales. In the first quarter of 2007, the Company began shipping bottled beer under this contract brewing arrangement.
In connection with all sales through the July 1, 2004 A-B Distribution Agreement, the Company pays a Margin fee to A-B. The Margin does not apply to sales to the Company’s retail operations or to dock sales. The Margin also does not apply to the Company’s sales to Craft Brands because Craft Brands pays a comparable fee to A-B on its resale of the product. The A-B Distribution Agreement also provides that the Company shall pay an additional fee on shipments that exceed shipments in the same territory during fiscal 2003 (the “Additional Margin”). For the nine months ended September 30, 2007, the Margin was paid to A-B on shipments totaling 82,700 barrels to approximately 532 distribution points. For the nine months ended September 30, 2006, the Margin was paid to A-B on shipments totaling 78,400 barrels to approximately 510 distribution points. Because 2007 and 2006 shipments in the midwest and eastern U.S. exceeded 2003 third quarter shipments in the same territory, the Company paid the Additional Margin on 23,500 and 18,600 barrels, respectively. The Margin is reflected as a reduction of sales in the Company’s statement of operations.
Retail Operations and Other Sales. Sales in the Company’s retail operations and other sales increased $576,000 to $4,882,000 in the first nine months of 2007 from $4,306,000 in the same period in 2006, primarily as the result of an increase in beer and food sales.
Excise Taxes. Excise taxes increased $620,000 to $3,866,000 for the nine months ended September 30, 2007 compared to $3,246,000 for the nine months ended September 30, 2006, primarily as a result of the overall increase in shipments. The Company continues to be responsible for federal and state excise taxes for all shipments, including those to Craft Brands and brewed under contract. The comparability of excise taxes as a percentage of net sales is impacted by: average revenue per barrel; the mix of sales in the midwest and eastern United States, sales to Craft Brands, sales of beer brewed on contract basis, and pub sales; and the estimated annual average federal and state excise tax rates.
Cost of Sales. Cost of sales is comprised of direct and overhead costs incurred to produce the Company’s package and draft products, as well as expenses associated with the Company’s pub operations. Comparing the first nine months of 2007 to the same period in 2006, cost of sales increased by $3,943,000 and increased modestly as a percentage of net sales, but was nearly flat on a per barrel basis. The increase in cost of sales was driven by an increase in the production of lower margin beer brewed on a contract basis, an increase in the cost of some raw materials and packaging materials, a higher proportion of packaged product, an increase in the absorption of overhead expenses, and an increase in production losses.
In the nine months of 2007, the Company shipped an additional 31,000 barrels of beer brewed on a contract basis. In addition to the overall increase in shipments of contract beer, approximately 39% of the 2007 year-to-date shipments were packaged product while 2006 year-to-date shipments were entirely draft product.
While the 2007 cost of packaging increased over 2006 costs, this per barrel cost increase was compounded by an increase in 2007 year-to-date shipments of packaged product relative to total shipments. Shipments of packaged product increased to 56.8% in the third quarter of 2007 from 52.9% in the nine months of 2006.
According to industry and media sources, the price of barley, a primary ingredient in most beers, has increased 48% over the last year. The significant price increase is apparently driven by a lower supply of barley as farmers shift their focus to growing corn, a key component of biofuels. While the Company has experienced an increase in the cost of barley over the past year, the Company’s fixed price contracts had limited that increase through August 2007 to less than 10%. The Company’s existing barley purchase contracts expired during the third quarter of 2007 and the Company entered into new barley supply contracts that reflect current market pricing that is significantly higher than the pricing in the expired contracts. In addition to a decline in the supply of barley, the beer industry appears to also be experiencing a decline in the supply of hops, driven by a number of factors: excess supply in the 1990s led some growers to switch to more lucrative crops, resulting in an estimated 40% decrease in worldwide hop-growing acreage; poor weather in eastern Europe and Germany caused substantial hops crop losses in 2007; hops crop production in England has declined approximately 85% since the mid-1970s; and 2007 U.S., New Zealand, and Australia hops crop yields were only average. As with malted barley, the Company has fixed price purchase contracts for its specialty hops, both to assure that the Company will have the necessary supply for current and future production needs, but also to obtain favorable pricing. In October 2007, the Company entered into a fixed price purchase contract for one of the Company’s specialty hops; the Company believes that this contract will provide a substantial portion of the requirements for this hop for the next five years. While the cost of this hop is significantly higher than the Company’s cost in prior years, management believes that securing an adequate supply is crucial in the current environment. The Company will likely enter into fixed price purchase contracts for its other significant hops. These increases in the cost of barley and hops had a modest impact on the Company’s cost of sales and gross profit for the first nine months of 2007 and will likely have a significant impact on future cost of sales.

The Company’s cost of sales includes a licensing fee of $339,000 and $343,000 for the nine months of 2007 and 2006, respectively, in connection with the Company’s shipment of 23,200 barrels and 24,900 barrels of Widmer Hefeweizen in the midwest and eastern United States pursuant to a licensing agreement with Widmer.
Additionally, cost of sales for the nine months ended September 30, 2006 reflect a payment of $124,000 from A-B for invoice costs collected by A-B from 1994 through 2005 in excess of amounts due under the 1994 A-B Distribution Alliance and the 2004 A-B Distribution Agreement.
Based upon the breweries’ combined theoretical production capacity under optimal year-round brewing conditions of 353,000 barrels and 330,000 barrels for the first nine months of 2007 and 2006, the utilization rates were 68% and 63%, respectively. Capacity utilization rates are calculated by dividing the Company’s total shipments by the combined theoretical production capacity.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2007 increased $1,320,000 to $6,610,000 from expenses of $5,290,000 for the nine months ended September 30, 2006. The increase is primarily attributable to increases in stock-based compensation expense, complying with Sarbanes-Oxley rules, costs related to the possible business combination with Widmer, salaries, and sales and marketing expenditures. In May 2007, the Company issued 24,200 shares of the Company’s common stock to independent, non-employee directors and certain executive officers and recognized stock-based compensation expense of $169,400. Stock-based compensation expense recognized for the nine months ended September 30, 2006 totaled $54,000 and is attributable to stock options granted to independent, non-employee directors. Driven by the 2007 deadline for implementation of Sarbanes-Oxley Section 404, the Company has incurred additional consulting and accounting-related fees of approximately $169,000 in the nine months of 2007. Additionally, the Company has incurred approximately $452,000 in legal, consulting and meeting costs in connection with merger discussions. Salaries and related expenses also increased $41,000 for the nine months ended September 30, 2007 as compared to the same period in 2006, and sales and marketing promotional expenditures are up $507,000 for the same 2007 period.
Income from Equity Investment in Craft Brands. After giving effect to income attributable to the Kona brand, which was shared differently between the Company and Widmer through 2006, the Craft Brands operating agreement dictates that remaining profits and losses of Craft Brands are allocated between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively. For the nine months ended September 30, 2007, the Company’s share of Craft Brands’ net income totaled $2,210,000. For the nine months ended September 30, 2006, the Company’s share of Craft Brands’ net income totaled $2,076,000. Net cash flow of Craft Brands, if any, is generally distributed monthly to the Company based on the Company’s cash flow percentage of 42%. In the nine months of 2007, the Company received cash distributions of $2,222,000, representing its share of the net cash flow of Craft Brands. In the nine months of 2006, the Company received cash distributions of $1,995,000.
Interest Expense. Interest expense declined approximately $13,000 to $246,000 in 2007 from $259,000 in 2006. Slightly lower average interest rates for the nine months of 2007 combined with a declining term loan balance resulted in a decline in interest expense.
Other Income, net. Other income, net increased by $206,000 to $405,000 for the nine months ended September 30, 2007 from $199,000 for the nine months ended September 30, 2006, largely attributable to a $60,000 insurance recovery for expenses incurred following a December 2006 storm and a $88,000 increase in interest income earned on interest-bearing deposits.
Income Taxes. The Company’s provision for income taxes was an expense of $49,000 for the nine months ended September 30, 2007 and an expense of $218,000 for the nine months ended September 30, 2006. Both periods include a provision for current state taxes. The Company has estimated its tax provision to be $90,000 for the 2007 year, driven by projected pre-tax results relative to other components of the tax provision calculation, such as the exclusion of a portion of meals and entertainment expenses from tax return deductions. In 2006, the Company increased the valuation allowance that covers net tax operating loss carryforwards and other net deferred tax assets. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically certain federal and state NOLs that may expire before the Company is able to utilize the tax benefit. Realization of the benefit is dependent on the Company’s ability to generate future U.S. taxable income. To the extent that the Company is unable to generate adequate taxable income in future periods, the Company will not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering potentially expiring NOLs.
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
The following summarizes a comparison of certain items included in Craft Brands’ statement of operations for the nine months ended September 30, 2007 and 2006. Certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation. The effects of the reclassifications did not affect net income or the profit allocation.
Sales. Craft Brands’ sales totaled $57,794,000 for the nine months of 2007 compared to $52,751,000 for the nine months of 2006. In addition to selling 92,700 barrels of the Company’s product to wholesalers in the western United States in the nine months of 2007 and 94,700 barrels in the nine months of 2006, Craft Brands also sold Widmer and Kona products. Total Craft Brands shipments increased approximately 4.9% as compared to shipments in the nine-month period of 2006. Average wholesale revenue per barrel for all draft products sold by Craft Brands, net of discounts, increased more than 3% in the nine months of 2007 as compared to the same period in 2006. Average wholesale revenue per barrel for all bottle products sold by Craft Brands, net of discounts, increased nearly 3% in the nine months of 2007 as compared to the same period in 2006. For the nine months ended September 30, 2007, average wholesale revenue per barrel for all products sold by Craft Brands was flat as compared to average wholesale revenue per barrel on direct sales to wholesalers by the Company during the same period. Craft Brands also pays fees to A-B in connection with sales to A-B that are comparable to fees paid by the Company.
Cost of Sales. Cost of sales of Craft Brands totaled $40,825,000 for the nine months of 2007 compared to $38,629,000 for the nine months of 2006. The increase in cost of sales over the comparable 2006 period is attributable to higher sales volume, an increase in prices charged by the Company and Widmer for draft product sold to Craft Brands, and modest increases in freight costs, slightly offset by a decrease in prices charged by the Company for bottled product sold to Craft Brands. Craft Brands purchases product from the Company and Widmer at a price substantially below wholesale pricing levels pursuant to the Supply, Distribution, and Licensing Agreement between Craft Brands and each of the Company and Widmer.
Selling, General and Administrative Expenses. Craft Brands’ selling, general and administrative expenses totaled $11,239,000 for the nine months of 2007 compared to $8,952,000 for the nine months of 2006, reflecting all advertising, marketing and promotion efforts for the Redhook, Widmer and Kona brands. During the nine months ended September 30, 2007, sales and marketing costs increased approximately $1,703,000, attributable to a $475,000 reduction in the value at which Craft Brands’ promotional inventories are stated, the addition of several new positions, and an expansion of the use of promotional materials and media in certain markets. Administrative expenses were approximately $585,000 higher than the nine months of 2006, largely driven by a change in the presentation of the Additional Margin paid to A-B; in 2007, the Additional Margin is reflected in the statement of operations as selling, general and administrative expense, while in 2006, the Additional Margin is reflected as a reduction of sales. The effects of the change in presentation did not affect net income or the profit allocation to Redhook.
Net Income. Craft Brands’ net income totaled $5,263,000 for the nine months of 2007 compared to $4,956,000 for the nine months of 2006. The Company’s share of Craft Brands’ net income totaled $2,210,000 for the nine months of 2007 compared to $2,076,000 for the nine months of 2006. After giving effect to income attributable to the Kona brand, which was shared differently between the Company and Widmer through 2006, the Craft Brands operating agreement dictates that remaining profits and losses of Craft Brands are allocated between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively.
Outlook
Shipments in October 2007, including shipments of beer brewed on a contract basis and shipments of Widmer Hefeweizen in the midwest and east under the licensing agreement with Widmer, increased 15% to 27,300 barrels as compared to shipments of 23,700 barrels in October 2006. Excluding shipments of Widmer Hefeweizen brewed on a contract basis at the Washington Brewery and shipments of Widmer Hefeweizen in the midwest and east under the licensing agreement with Widmer, shipments of Redhook products increased 13% in October 2007 compared to October 2006, reflecting an increase of nearly 14% in shipments in the midwest and eastern United States and an increase of nearly 13% in the Craft Brands territory. The Company believes that sales volume for the first month of a quarter should not be relied upon as an accurate indicator of results for future periods. Sales in the craft beer industry generally reflect a degree of seasonality, with the first and fourth quarters historically being the slowest and the rest of the year typically demonstrating stronger sales. The Company has historically operated with little or no backlog and, therefore, its ability to predict sales for future periods is limited.
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
The Company had $10,594,000 and $9,435,000 of cash and cash equivalents at September 30, 2007 and December 31, 2006, respectively. At September 30, 2007, the Company had working capital of $9,473,000. The Company’s long-term debt as a percentage of total capitalization (long-term debt and common stockholders’ equity) was 6.1% at September 30, 2007 compared to 6.6% at December 31, 2006. Cash provided by operating activities totaled $2,084,000 for the nine months ended September 30, 2007 and $3,426,000 for the same period in 2006. Cash provided by operating activities was lower in 2007 as a result of normal fluctuations in operating assets and liabilities.
During the nine months ended September 30, 2007, the Company’s capital expenditures totaled $1,092,000, including approximately $951,000 related to the expansion of fermentation capacity in the New Hampshire Brewery. Capital expenditures for fiscal year 2007 are expected to total approximately $1.7 million, including the $1,092,000 incurred to date. Capital expenditures will be funded with operating cash flows. In June 2007, the Company brought an additional 25,000 barrels of fermentation capacity on-line at the New Hampshire Brewery at a cost of nearly $1.2 million.
The Company has a credit agreement with a bank under which a term loan (the “Term Loan”) is provided. In June 2006, the credit agreement was amended to extend the maturity date from June 5, 2007 to June 5, 2012. The Term Loan is secured by substantially all of the Company’s assets. Interest on the Term Loan accrues at London Inter Bank Offered Rate (“LIBOR”) plus 1.75% and the Company has the option to fix the applicable interest rate for up to twelve months by selecting LIBOR for one- to twelve- month periods as a base. As of September 30, 2007, there was $4,388,000 outstanding on the Term Loan, and the Company’s one-month LIBOR-based borrowing rate was 7.3%. The termination of the A-B Distribution Agreement for any reason would constitute an event of default under the credit agreement and the bank may declare the entire outstanding loan balance immediately due and payable. If this were to occur, the Company could seek to refinance its Term Loan with one or more banks or obtain additional equity capital; however, there can be no assurance the Company would be able to access additional capital to meet its needs or that such additional capital would be at commercially reasonable terms. The Company plans to pay off the Term Loan in the fourth quarter of 2007.
The terms of the credit agreement require the Company to meet certain financial covenants. The Company was in compliance with all covenants for the quarter ended September 30, 2007 and expects that it will remain in compliance with its debt covenants for the next twelve months. In December 2001, March 2003, February 2004 and October 2004, the credit agreement was amended to modify several financial covenants. In January 2006, the credit agreement was amended to eliminate the tangible net worth covenant (shareholders’ equity less intangible assets) as of the year ended December 31, 2005. These modifications to the financial covenants have reduced the likelihood that a violation of the covenants by the Company will occur in the future. However, if the Company were to report a significant net loss for one or more quarters within a time period covered by the financial covenants, one or more of the covenants would be negatively impacted and could result in a violation. Failure to meet the covenants required by the credit agreement is an event of default and, at its option, the bank could deny a request for a waiver and declare the entire outstanding loan balance immediately due and payable. In such a case, the Company would seek to refinance the loan with one or more banks, potentially at less desirable terms. However, there can be no guarantee that additional financing would be available at commercially reasonable terms, if at all.
The following table summarizes the financial covenants required by the Term Loan and the Company’s current level of compliance with these covenants:

Quarter Ended
	Required by Term Loan	September 30, 2007
Capital ratio	Less than: 1.25:1	0.23:1
Working capital	Greater than: $1,900,000	$9,473,470
Fixed charge coverage ratio	Greater than: 1.15:1	1.891:1
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

As of September 30, 2007, the Company’s deferred tax assets were primarily comprised of federal net operating loss carryforwards (“NOLs”) of $24.9 million, or $8.5 million tax-effected; federal and state alternative minimum tax credit carryforwards of $184,000; and state NOL carryforwards of $200,000 tax-effected. In assessing the realizability of the deferred tax assets, the Company considered both positive and negative evidence when measuring the need for a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income during the periods in which those temporary differences become deductible. The Company considered the scheduled reversal of deferred tax liabilities, projected future taxable income and other factors in making this assessment. The Company’s estimates of future taxable income takes into consideration, among other items, estimates of future taxable income related to depreciation. Based upon the available evidence, the Company does not believe that all of the deferred tax assets will be realized. Accordingly, the Company’s balance sheet includes a valuation allowance to cover certain federal and state NOLs that may expire before the Company is able to utilize the tax benefit. As of September 30, 2007, the Company had a valuation allowance of $1,059,000. To the extent that the Company continues to be unable to generate adequate taxable income in future periods, the Company will not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering potentially expiring NOLs.
There were no unrecognized tax benefits as of January 1, 2007 or September 30, 2007.
Historically, the Company has not incurred any interest or penalties associated with tax matters and no interest or penalties were recognized during the three months ended September 30, 2007. However, the Company has adopted a policy whereby penalties incurred in connection with tax matters will be classified as general and administrative expenses, and interest assessments incurred in connection with tax matters will be classified as interest expense.
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
Investment in Craft Brands Alliance LLC. The Company has assessed its investment in Craft Brands pursuant to the provisions of FASB Interpretation No. 46 Revised, Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51 (“FIN No. 46R”). FIN No. 46R clarifies the application of consolidation accounting for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest; these entities are referred to as variable interest entities. Variable interest entities within the scope of FIN No. 46R are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN No. 46R also requires disclosure of significant variable interests in variable interest entities for which a company is not the primary beneficiary. The Company has concluded that its investment in Craft Brands meets the definition of a variable interest entity but that the Company is not the primary beneficiary. In accordance with FIN No. 46R, the Company has not consolidated the financial statements of Craft Brands with the financial statements of the Company, but instead accounted for its investment in Craft Brands under the equity method, as outlined by APB No. 18, The Equity Method of Accounting for Investments in Common Stock. The equity method requires that the Company recognize its share of the net earnings of Craft Brands by increasing its investment in Craft Brands on the Company’s balance sheet and recognizing income from equity investment in the Company’s statement of operations. A cash distribution or the Company’s share of a net loss reported by Craft Brands is reflected as a decrease in investment in Craft Brands on the Company’s balance sheet. The Company does not control the amount or timing of cash distributions by Craft Brands. For the nine months ended September 30, 2007 and 2006, the Company recognized $2,210,000 and $2,076,000, respectively, of undistributed earnings related to its investment in Craft Brands, and received cash distributions of $2,222,000 and $1,995,000, respectively, representing its share of the net cash flow of Craft Brands. The Company’s share of the earnings of Craft Brands contributed a significant portion of income to the Company’s results of operations. The Company will periodically review its investment in Craft Brands to insure that it complies with the guidelines prescribed by FIN No. 46R.
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
Because of the significant volume of kegs handled by each wholesaler and retailer, the similarities between kegs owned by most brewers, and the relatively low deposit collected on each keg when compared to the market value of the keg, the Company has experienced some loss of kegs and anticipates that some loss will occur in future periods. The Company believes that this is an industry-wide problem and the Company’s loss experience is typical of the industry. In order to estimate forfeited deposits attributable to lost kegs, the Company periodically uses internal records, A-B records, other third party records, and historical information to estimate the physical count of kegs held by wholesalers and A-B. These estimates affect the amount recorded as fixed assets and refundable deposits as of the date of the financial statements. The actual liability for refundable deposits could differ from estimates. As of September 30, 2007 and December 31, 2006, the Company’s balance sheets include $2,366,000 and $1,962,000, respectively, in refundable deposits on kegs and $1,240,000 and $1,534,000 in keg fixed assets, net of accumulated depreciation.
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
The Company did not have any derivative financial instruments as of September 30, 2007.
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
No changes in the Company’s internal control over financial reporting were identified in connection with the evaluation that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

REDHOOK ALE BREWERY, INCORPORATED

November 13, 2007	BY:	/s/ Jay T. Caldwell

Jay T. Caldwell
Chief Financial Officer
and Treasurer