Form 10-K
period 2007-12-31
REDHOOK ALE BREWERY INC
filed 2008-03-26
CIK 892222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of the last day of the registrant’s most recently completed second quarter on June 30, 2007 (based upon the closing sale price of the registrant’s Common Stock, as reported by The Nasdaq Stock Market) was $40,499,151.(1)

The number of shares of the registrant’s Common Stock outstanding as of March 14, 2008 was 8,354,239.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2008 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the Registrant’s 2007 fiscal year, are incorporated by reference herein in Part III.

(1)	Excludes shares held of record on that date by directors and executive officers and greater than 10% shareholders of the registrant. Exclusion of such shares should not be construed to indicate that any such person directly or indirectly possesses the power to direct or cause the direction of the management of the policies of the registrant.

REDHOOK ALE BREWERY, INCORPORATED

FORM 10-K

i

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes forward-looking statements. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions or their negatives identify forward-looking statements, which generally are not historical in nature. These statements are based upon assumptions and projections that the Company believes are reasonable, but are by their nature inherently uncertain. Many possible events or factors could affect the Company’s future financial results and performance, and could cause actual results or performance to differ materially from those expressed, including those risks and uncertainties described in “Item 1A. — Risk Factors” and those described from time to time in the Company’s future reports filed with the Securities and Exchange Commission. Caution should be taken not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report.

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

The Company currently produces nine styles of beer, marketed under distinct brand names. The Company’s flagship brand is Redhook ESB and its other principal products include Long Hammer IPA, Redhook Blonde Ale, Blackhook Porter, and its seasonal offerings Sunrye, Late Harvest Autumn, Winterhook and Copperhook Ales. The Company also produces and sells Widmer Hefeweizen in the midwest and eastern U.S. under a 2003 licensing agreement with Widmer Brothers Brewing Company (“Widmer”). In addition to its principal products, the Company periodically develops and markets new products to test and measure consumer response to varying styles and flavors.

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

Proposed Merger with Widmer Brothers Brewing Company

On November 13, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Widmer Brothers Brewing Company, an Oregon corporation (“Widmer”), pursuant to which Widmer will merge with and into Redhook, and each outstanding share of capital stock of Widmer (other than any dissenting shares entitled to statutory dissenters’ rights under Oregon law) will be converted into the right to receive 2.1551 shares of Redhook common stock (“Common Stock”). The merger will result in Widmer shareholders and existing Redhook shareholders each holding approximately 50% of the outstanding shares of the combined company (assuming that no Widmer shareholder exercises statutory dissenters’ rights, and that currently outstanding options held by employees, officers, directors and former directors to acquire shares of Redhook Common Stock are not exercised prior to the consummation of merger). In connection with the merger, the Company will change its name to “Craft Brewers Alliance, Inc.”

The Company and Widmer have made customary representations, warranties and covenants in the Merger Agreement, including, among others, a covenant by Redhook to cause a meeting of Redhook shareholders to be held to approve issuance of the shares of Common Stock issuable in the merger. The merger is subject to customary conditions to closing, including (i) regulatory approval from the Alcohol and Tobacco Tax and Trade Bureau and state licensing agencies, (ii) approval of A-B, (iii) approval by the requisite vote of Redhook shareholders of the issuance of the shares of Common Stock issuable in the merger, (iv) approval of the merger by the requisite vote of Widmer shareholders, (v) accuracy of the representations and warranties made by the parties under the Merger Agreement, (vi) compliance by the parties with their covenants, and (vii) the absence of any material adverse change to either Redhook or Widmer.

The Merger Agreement was filed as Exhibit 2.1 to the Company’s current report on Form 8-K filed on November 13, 2007.

Except where specifically indicated, this Annual Report on Form 10-K does not address the effects of the potential merger on the Company, its customers, suppliers, or employees, Craft Brands Alliance, or any of the Company’s other material contractual arrangements.

Industry Background

The Company is a brewer in the relatively small craft brewing segment of the U.S. brewing industry. The domestic beer market is comprised of ales and lagers produced by large domestic brewers, international brewers and craft brewers. Although shipments of craft beer in the United States in 2007 are estimated by industry sources to have increased by approximately 12% over 2006 shipments, and industry sources estimated a similar increase in 2006 shipments over 2005, the share of the domestic beer sales market held by the craft beer segment remains small. Craft beer shipments in 2007, 2006 and 2005 were approximately 3.8%, 3.4% and 3.5%, respectively, of total beer shipped in the U.S. Approximately 8.0 million, 7.1 million and 6.0 million barrels were shipped in the U.S. by the craft beer segment during 2007, 2006 and 2005, while total beer sold in the U.S., including imported beer, was approximately 211 million, 210 million and 205 million barrels, respectively. The number of craft brewers in the U.S. grew dramatically between 1994 and 2000, increasing from 627 participants at the end of 1994 and peaking at nearly 1,500 in 2000. At the end of 2007 and 2006, the number of craft brewers was estimated to be 1,406 and 1,394, respectively.

From a peak of 4,131 U.S. breweries in 1873, the number of breweries had dropped to 1,500 by 1910 as a result of improved production and distribution. Approximately 760 of these breweries reopened following Prohibition. During the ensuing decades, the beer industry concentrated its resources primarily on marketing pale lagers and pilsners for various reasons, including: the desire to appeal to the broadest possible segment of the population; to benefit from economies of scale through large-scale production techniques; to prolong shelf life through use of pasteurization processes; and to take advantage of mass-media advertising reaching consumers nationwide. At the same time that the beer industry was narrowing its product offerings to compete more effectively, there was also extensive consolidation occurring in the industry, still apparent in today’s market composition. According to industry sources, the three largest domestic brewers accounted for nearly 80% of total beer shipped in the U.S., including imports, in 2007.

Annual per capita domestic beer consumption has declined from the highs experienced in the early 1980s, the result of an elevated concern over health and safety issues, changing tastes, and evolving affluence and consumption attitudes of a maturing generation of beer drinkers born after World War II. Since the early 1980s, a sizable number of consumers have migrated away from the major domestic products toward a broader taste and variety in their malt beverages, mirroring similar trends in other beverage and cuisine categories. Foreign brewers initially benefited from these evolving consumption patterns. Despite also being produced by large brewers, European, Canadian and Mexican imported beers offered a fuller-flavored alternative to the national brands produced in the U.S.

By the latter half of the 1980s, a new domestic industry segment had developed in response to the increasing consumer demand for specialty beers. Across the country, a proliferation of regional specialty brewers (annually selling more than 15,000 barrels but less than two million barrels of craft beer brewed at their own facilities), contract brewers (selling craft beer brewed by a third party to the contract brewer’s specifications), microbreweries (selling less than 15,000 barrels per year), and brewpubs (combination restaurant/breweries) emerged to form the craft beer industry. This new segment was able to deliver the fuller flavored products presented by the imported beers while still offering a fresher product than most imports and one that could appeal to local taste preferences. Craft beer producers tend to concentrate on fuller flavors and less on appealing to mass markets. The strength of consumer demand has enabled certain craft brewers, such as the Company, to evolve from microbreweries into regional and national specialty brewers by constructing larger breweries while still adhering to the traditional European brewing methods that typically characterize the craft brewing segment. Industry sources estimate that craft beer produced by regional specialty brewers, such as the Company, accounts for approximately two-thirds of total craft beer sales. Other craft brewers have sought to take advantage of growing consumer demand and excess industry capacity, when available, by contract brewing at underutilized facilities.

Since its formation in the 1980s, the rate at which the craft beer segment has grown has fluctuated. The late 1980s and early 1990s were years of significant growth for the segment, only to be followed by several years of minimal growth in the late 1990s and early 2000s. Recent industry reports for 2005, 2006 and 2007 performance, however, indicate favorable trends once again. The craft beer segment’s success has been impacted, both positively and negatively, by the success of the larger specialty beer category as well as the domestic alcoholic beverage market. Imported beers have enjoyed resurgence in demand since the mid-1990s. Certain national domestic brewers have increased the competition by producing their own fuller-flavored products to compete against craft beers. In 2001 and 2002, flavored malt beverages were introduced to the market, initially gaining significant interest but recently experiencing smaller returns. Finally, the wine and spirits market has seen a surge in recent years, attributable to competitive pricing, television advertising, increased merchandising, and increased consumer interest in wine and spirits.

Business Strategy

The Company strives to be the preeminent specialty craft brewing company in the U.S., producing the highest quality ale products in company-owned facilities, and marketing and selling them responsibly through its three-tier distribution system.

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

Strategic Distribution Relationship with Industry Leader.  Since October 1994, the Company has benefited from a distribution relationship with A-B, pursuant to which the Company distributes its products in substantially all of its markets through A-B’s wholesale distribution network. A-B’s domestic network consists of more than 560 independent wholesale distributors, most of which are geographically contiguous and independently owned and operated, and 13 branches owned and operated by A-B. This distribution relationship with A-B has offered efficiencies in product delivery, state reporting and licensing, billing and collections. The distribution relationship with A-B has also provided the Company with access to A-B distributors at A-B’s distributor conventions, communications about the Company in printed distributor materials, and A-B-supported opportunities for the Company to educate A-B distributors about the Company’s specialty products. The Company believes that these opportunities to access A-B distributors has benefited the Company by creating increased awareness of and demand for Redhook products among A-B distributors. The Company is able to reap the benefits of this distribution relationship with A-B while, as an independent company, maintaining control over the production and marketing of its products.

Sales and Marketing Relationship with Craft Brands Alliance LLC.  On July 1, 2004, the Company entered into agreements with Widmer, headquartered in Portland, Oregon, to form a joint sales and marketing organization that serves both companies’ operations in the western U.S. The joint organization, named Craft Brands Alliance LLC, advertises, markets, sells and distributes both Redhook’s and Widmer’s products to wholesale outlets through a distribution agreement between Craft Brands and A-B. Management believes that, in addition to achieving certain synergies, Craft Brands capitalizes on both companies’ sales and marketing skills and complementary product portfolios. The Company believes that the combination of the two brewers’ complementary brand portfolios, led by one focused sales and marketing organization, not only delivers financial benefits, but also delivers greater impact at the point of sale.

Operation of Regional Brewing Facilities.  Management believes that, by locating its production facilities in proximity to the key regional markets it serves, the Company is able to enjoy distinct competitive advantages. Shortened delivery times maximize product freshness and reduce shipping costs. Established brand awareness of the Company’s products and enhanced familiarity with local consumer tastes enable the Company to offer select products that appeal to regional preferences. By pursuing this strategy, the Company believes that it will be able to preserve its reputation and prestige as a regional craft brewer.

Promotion of Products.  The Company promotes its products through a variety of advertising programs with its wholesalers, by training and educating wholesalers and retailers about the Company’s products, through promotions at local festivals, venues, and pubs, by utilizing its pubs located at the Company’s two breweries, through price discounting, and, more recently, through Craft Brands. In the midwest and eastern U.S., the Company’s principal advertising programs include radio, billboards and print advertising (magazines, newspapers, industry publications). The Company also markets its products to distributors, retailers and consumers through a variety of specialized training and promotional methods, including training sessions for distributors and retailers in understanding the brewing process, the craft beer segment and Redhook products. Promotional methods directed towards consumers include introducing Redhook products on draft in pubs and restaurants, using promotional items including tap handles, glassware and coasters, and participating in local festivals and sports venues to increase brand name recognition. In addition, the Company’s prominently located breweries feature pubs and retail outlets and offer guided tours to further increase consumer awareness of Redhook. Craft Brands is responsible for promotion, advertising and marketing in the western U.S. and uses methods similar to the Company’s in its promotion of Redhook products.

The Company will occasionally enter into advertising and promotion programs where the entire program is funded by the Company; however, in recent years, the Company has favored co-operative programs where the Company’s spending is matched with an investment by a local distributor. Co-operative programs align the interests of the Company with those of the wholesaler whose local market knowledge contributes to more effective promotions. Sharing these efforts with a wholesaler helps the Company to leverage their investment in advertising programs and gives the participating wholesaler a vested interest in the program’s success.

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

The Company currently produces nine principal brands, each with its own distinctive combination of flavor, color and clarity:

Redhook ESB (“ESB”).  The Company’s flagship brand, ESB, which accounted for approximately 28%, 36% and 47% of the Company’s shipments in 2007, 2006 and 2005, respectively, is a rich, copper-colored ale styled by a complex balance between the bitterness of the hops and the sweetness of a heavier caramel malting.. Shipments of ESB, as a percentage of total Company shipments, have declined over the past three years as a result of increases in sales of Redhook’s other products, particularly Redhook Long Hammer IPA, seasonal offerings, variety packs, licensed Widmer Hefeweizen as well as beer brewed on a contract basis for Widmer.

Long Hammer IPA (“Long Hammer”).  A premium English, pub-style bitter ale, Long Hammer, accounted for approximately 19%, 16% and 17% of the Company’s shipments in 2007, 2006 and 2005, respectively. Long Hammer has a strong hop profile that takes advantage of dry-hopping and Cascade hops because they impart a wonderful aroma without an overpowering hop taste.

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

Copperhook Ale (“Copperhook”).  This ale is cold fermented so beer drinkers can enjoy the full flavor characteristics. With its brilliant copper color, Copperhook has a light maltiness, pleasant hop aroma, and distinctive citrus flavor.

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

The Company also sells Widmer Hefeweizen in the midwest and eastern U.S. under license from Widmer. Widmer Hefeweizen is a golden unfiltered wheat beer and is one of the leading American style Hefeweizens sold in the U.S. In 2003, the Company entered into a licensing agreement with Widmer to produce and sell the Widmer Hefeweizen brand in states east of the Mississippi River. In March 2006, the Widmer Hefeweizen distribution territory was expanded to include all of the Company’s midwest and eastern markets. In the fourth quarter of 2006, the Widmer Hefeweizen distribution territory was again modified when Widmer exercised its contractual right to eliminate Texas from the Company’s Widmer Hefeweizen distribution territory. Brewing of this product is conducted at the New Hampshire Brewery under the supervision and assistance of Widmer’s brewing staff to insure the brand’s quality and matching taste profile. The licensing agreement automatically renewed on February 1, 2008 for an additional one-year term expiring on February 1, 2009. The agreement provides for additional one-year automatic renewals unless either party notifies the other of its desire to have the agreement expire at the end of the then existing term at least 150 days prior to such expiration. The agreement may also be terminated by either party at any time without cause pursuant to 150 days notice or “for cause” by either party under certain conditions. Additionally, the Company and Widmer have entered into a secondary agreement providing that if Widmer terminates the licensing agreement or causes it to expire before December 31, 2009, Widmer will pay the Company a lump sum payment to partially compensate the Company for capital equipment expenditures made at the New Hampshire Brewery to support Widmer’s growth. During the term of this agreement, Redhook will not brew, advertise, market, or distribute any product that is labeled or advertised as a “Hefeweizen” or any similar product in the agreed upon midwest and eastern territory. Brewing and selling of Redhook’s Hefe-weizen was discontinued in conjunction with this agreement. The Company believes that this agreement increases capacity utilization and has strengthened the Company’s product portfolio. The Company shipped 28,800, 30,600 and 25,600 barrels of Widmer Hefeweizen during the years ended December 31, 2007, 2006 and 2005, respectively. A licensing fee of $432,000, $437,000 and $399,000 due to Widmer is reflected in the Company’s statement of operations for the years ended December 31, 2007, 2006 and 2005, respectively. If the Widmer licensing agreement were terminated early, the Company would need to look to replace the lost volume, either through new or existing Redhook products or alternative brewing relationships. If the Company were unable to replace the lost Widmer volume, the loss of revenue and the resulting excess capacity in the New Hampshire Brewery would have an adverse effect on the Company’s financial performance.

The Company also sells Pacific Ridge in the western U.S. In 2003, the Company entered into a purchase and sale agreement with A-B for the purchase of the Pacific Ridge brand, trademark and related intellectual property. In consideration, the Company agreed to pay A-B a fee for 20 years based upon the Company’s sales of the brand. The Company shipped 5,100, 5,900, and 6,000 barrels of Pacific Ridge during 2007, 2006 and 2005, respectively. A fee of $71,000, $80,000 and $83,000 due to A-B is reflected in the Company’s statement of operations for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Brewing Equipment.  The Company uses highly automated small-batch brewing equipment. The Washington Brewery employs a 100-barrel mash tun, lauter tun, wort receiver, wort kettle, whirlpool kettle, five 70,000-pound, one 35,000-pound and two 25,000-pound grain silos, two 100-barrel, fifty-four 200-barrel, and ten 600-barrel fermenters, and two 300-barrel and four 400-barrel bright tanks. The New Hampshire Brewery employs a 100-barrel mash tun, lauter tun, wort receiver, wort kettle, whirlpool kettle, four 70,000-pound grain silos, including one that was added in May 2007, two 35,000-pound grain silos, nine 100-barrel, two 200-barrel and twenty-six 400-barrel fermenters, including four that were added in June 2007, two 200-barrel and two 400-barrel bright tanks, and an anaerobic waste-water treatment facility which completes the process cycle. Both breweries use advanced micro filtration technology, including a diatomaceous earth pad filter and sterile filtration.

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

Ingredients and Raw Materials.  The Company currently purchases a significant portion of its malted barley from a single supplier and its premium-quality select hops, grown in the Pacific Northwest, Germany and Czech Republic, from competitive sources. The Company also periodically purchases small lots of European hops that it uses to achieve a special hop character in certain of its beers. In order to ensure the supply of the hop varieties used in its products, the Company enters into supply contracts for its hop requirements. The Company believes that comparable quality malted barley and hops are available from alternate sources at competitive prices, although there can be no assurance that pricing would be consistent with the Company’s current arrangements. The Company currently cultivates its own Saccharomyces cerevisiae yeast supply and maintains a separate, secure supply in-house. The Company has access to multiple competitive sources for packing materials, such as bottles, labels, six-pack carriers, crowns and shipping cases.

Product Distribution

The Company’s products are available for sale directly to consumers in draft and bottles at restaurants, bars and liquor stores, as well as in bottles at supermarkets, warehouse clubs, convenience stores and drug stores. Like substantially all craft brewers, the Company’s products are delivered to these retail outlets through a network of local distributors whose principal business is the distribution of beer and, in some cases, other alcoholic beverages, and who traditionally have distribution relationships with one or more national beer brands. To promote and educate the public on Redhook’s products, the Company offers its products directly to consumers at the Company’s two on-premise retail establishments located at the Company’s breweries, the Forecasters Public House in Woodinville, Washington and the Cataqua Public House in Portsmouth, New Hampshire.

Prior to establishing a distribution relationship with A-B in 1994, the Company distributed its products regionally through multiple distributors, many of which were part of the A-B distribution network, in eight western states: Washington, California (northern), Oregon, Idaho, Montana, Wyoming, Colorado and Alaska. In October 1994, the Company entered into a distribution agreement with A-B (the “Distribution Alliance”) pursuant to which the Company began distributing its products, for any new markets entered, exclusively through this agreement. Existing wholesalers continued to distribute the Company’s products outside of the Distribution Alliance. By 2003, 72% of the Company’s sales volume was through Alliance distributors.

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

A-B, whose products accounted for approximately 48.5% of total beer shipped by volume in the U.S. in 2007, including imports, distributes its products throughout the U.S. through a network of more than 560 independent wholesale distributors, most of whom are geographically contiguous and independently owned and operated, and 13 branches owned and operated by A-B. The Company believes that the typical A-B distributor is financially stable and has both a long-standing presence and a substantial market share of beer sales in its territory.

The Company chose to align itself with A-B through the 1994 Distribution Alliance, and again through the 2004 A-B Distribution Agreement and Craft Brands’ distribution agreement with A-B, to gain access to quality distribution throughout the U.S. The Company was the first and is the largest independent craft brewer to have a formal distribution agreement with a major U.S. brewer. Management believes that the Company’s competitors in the craft beer segment generally negotiate distribution relationships separately with distributors in each locality and, as a result, typically distribute through a variety of wholesalers representing differing national beer brands with uncoordinated territorial boundaries. Because A-B’s distributors are assigned territories that generally are contiguous, the distribution relationship with A-B enables the Company to reduce the gaps and overlaps in distribution coverage often experienced by the Company’s competitors.

In 2007, 2006 and 2005, the Company sold approximately 107,900, 101,400 and 85,100 barrels, respectively, to A-B through the A-B Distribution Agreement, accounting for approximately 34%, 37% and 38%, respectively, of the Company’s sales volume for the period. During these same periods, the Company shipped approximately 121,900, 122,600 and 126,500 barrels, or 38%, 45% and 56% of the Company’s sales volume, to Craft Brands.

The Company’s most significant wholesaler, K&L Distributors, Inc. (“K&L”), is responsible for distribution of the Company’s products in most of King County, Washington, including Seattle, Washington. K&L accounted for approximately 8%, 11% and 12%, respectively, of total sales volume in 2007, 2006 and 2005, respectively. Shipments of the Company’s product to K&L during these years were marketed through Craft Brands. Due to state liquor regulations, the Company sells its product in Washington State directly to third-party beer distributors and returns a portion of the revenue to Craft Brands based upon a contractually determined formula.

Relationship with Anheuser-Busch, Incorporated

On July 1, 2004, the Company completed the restructuring of its ongoing relationship with A-B. Pursuant to an exchange and recapitalization agreement between the Company and A-B (the “Exchange and Recapitalization Agreement”), the Company issued 1,808,243 shares of its Common Stock to A-B in exchange for 1,289,872 shares of Series B Preferred Stock held by A-B. The Series B Preferred Stock, reflected in the Company’s July 1, 2004 balance sheet at approximately $16.3 million, was subsequently cancelled. In connection with the exchange, the Company also paid $2.0 million to A-B in November 2004. A-B was also granted certain contractual registration rights with respect to its shares of the Company’s Common Stock. As of December 31, 2007 and 2006, A-B owned approximately 33.1% and 33.3%, respectively, of the Company’s Common Stock.

Additionally, pursuant to the Exchange and Recapitalization Agreement, A-B is entitled to designate two members of the board of directors of the Company. A-B also generally has the contractual right to have one of its designees sit on each committee of the board of directors of the Company. The Exchange and Recapitalization Agreement also contains limitations on the Company’s ability to take certain actions without A-B’s prior consent, including but not limited to the Company’s ability to issue equity securities or acquire or sell assets or stock, amend its Articles of Incorporation or bylaws, grant board representation rights, enter into certain transactions with affiliates, distribute its products in the U.S. other than through A-B, Craft Brands or as provided in the A-B Distribution Agreement, voluntarily delist or terminate its listing on the Nasdaq Stock Market, or dispose any of its interest in Craft Brands. Further, if the A-B Distribution Agreement or the distribution agreement between Craft Brands and A-B is terminated, or the distribution of Redhook products is terminated by Craft Brands under the distribution agreement between Craft Brands and A-B, A-B has the right to solicit and negotiate offers from third parties to purchase all or substantially all of the assets or securities of the Company or to enter into a merger or consolidation transaction with the Company and the right to cause the board of directors of the Company to consider any such offer.

On July 1, 2004, the Company also entered into the A-B Distribution Agreement. The A-B Distribution Agreement provides for the distribution of the Company’s products in the midwest and eastern U.S. (the “Eastern Territory”), which represents those states not covered by the Supply, Distribution and Licensing Agreement between the Company and Craft Brands. The structure of the new A-B Distribution Agreement is substantially similar to the Company’s prior arrangement with A-B. Under the A-B Distribution Agreement, the Company has granted A-B the first right to distribute Redhook products, including future new products, in the Eastern Territory. The Company is responsible for marketing its products to A-B’s distributors in the Eastern Territory, as well as to retailers and consumers. The A-B distributors then place orders with the Company, through A-B, for Redhook products. The Company separately packages and ships the orders in refrigerated trucks to the A-B distribution center nearest to the distributor or, under certain circumstances, directly to the distributor.

The A-B Distribution Agreement has a term that expires on December 31, 2014, subject to automatic renewal for an additional ten-year period unless A-B provides written notice of non-renewal to the Company on or prior to June 30, 2014. The A-B Distribution Agreement is also subject to early termination, by either party, upon the occurrence of certain events. The A-B Distribution Agreement may be terminated immediately, by either party, upon the occurrence of any one or more of the following events:

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

Additionally, the A-B Distribution Agreement may be terminated by A-B, upon six months prior written notice to the Company, in the event:

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

Fees

Generally, the Company pays the following fees to A-B in connection with the sale of the Company’s products:

Margin.  In connection with all sales through the July 1, 2004 A-B Distribution Agreement, the Company pays a Margin fee to A-B. The Margin does not apply to sales from the Company’s retail operations or to dock sales. The Margin also does not apply to the Company’s sales to Craft Brands because Craft Brands pays a comparable fee to A-B on its resale of the product. The A-B Distribution Agreement also provides that the Company shall pay an additional fee to A-B on all shipments that exceed fiscal year 2003 shipments in the same territory (the “Additional Margin”).

During the year ended December 31, 2007, the Margin was paid to A-B on shipments totaling 107,900 barrels to 532 distribution points. During the year ended December 31, 2006, the Margin was paid to A-B on shipments totaling 101,400 barrels to 503 distribution points. During the year ended December 31, 2005, the Margin was paid to A-B on shipments totaling 85,100 barrels to 472 distribution points. Because 2007, 2006 and 2005 shipments in the midwest and eastern U.S. each exceeded 2003 shipments in the same territory, the Company paid A-B the Additional Margin on 30,000, 23,000 and 7,000 barrels, respectively. The Margin and Additional Margin is reflected as a reduction of sales in the Company’s statements of operations.

Invoicing Cost.  Since July 1, 2004, the invoicing cost is payable on sales through the A-B Distribution Agreement. The fee does not apply to sales by the Company’s retail operations or to dock sales. The fee also does not apply to the Company’s sales to Craft Brands because Craft Brands pays a comparable fee to A-B. The basis for this charge is number of pallet lifts.

According to the terms of the A-B Distribution Agreement, the fee per pallet lift is generally adjusted on January 1 of each year.

Staging Cost and Cooperage Handling Charge.  The Staging Cost is payable on all sales through the A-B Distribution Agreement that are delivered to an A-B brewery or A-B distribution facility. The fee does not apply to product shipped directly to a wholesaler or wholesaler support center. The Cooperage Handling Charge is payable on all draft sales through the A-B Distribution Agreement that are delivered to a wholesaler support center or directly to a wholesaler. The basis for these fees is number of pallet lifts. According to the terms of the A-B Distribution Agreement, the Staging Cost and Cooperage Handling Charge fees are generally adjusted on January 1 of each year.

Inventory Manager Fee.  The Inventory Manager Fee is paid to reimburse A-B for a portion of the salary of a corporate inventory management employee, a substantial portion of whose responsibilities are to coordinate and administer logistics of the Company’s product distribution to wholesalers. This fee has remained relatively constant since 2004.

The Invoicing Cost, Staging Cost, Cooperage Handling Charge and Inventory Manager Fee are reflected in cost of sales in the Company’s statement of operations. These fees totaled approximately $150,000, $129,000 and $249,000 for the years ended December 31, 2007, 2006 and 2005, respectively. These fees were lower in 2006 compared to 2005 and 2007 as the Company recognized a refund of $124,000 from A-B in 2006 from over billed invoicing costs from 1995 through 2005.

Wholesaler Support Center Fee.  In certain instances, the Company may ship its product to A-B wholesaler support centers rather than directly to the wholesaler. Wholesaler support centers assist the Company by consolidating small wholesaler orders with orders of other A-B products prior to shipping to the wholesaler. A wholesaler support center fee of $171,000, $158,000 and $32,000 is reflected in the Company’s statements of operations for the years ended December 31, 2007, 2006 and 2005, respectively.

Management believes that the benefits of the distribution arrangement with A-B, particularly the increased sales volume and efficiencies in delivery, state reporting and licensing, billing and collections, are significant to the Company’s business. The Company believes that the existence of the A-B Distribution Agreement, presentations by Redhook’s management at A-B’s distributor conventions, A-B communications about Redhook in printed distributor materials, and A-B supported opportunities for Redhook to educate A-B distributors about its specialty products have resulted in increased awareness of and demand for Redhook products among A-B’s distributors.

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

The Company and Widmer have entered into an operating agreement with Craft Brands (the “Operating Agreement”) that governs the operations of Craft Brands and the obligations of its members, including capital contributions, loans and allocation of profits and losses.

The Operating Agreement requires the Company to make certain capital contributions to support the operations of Craft Brands. Contemporaneous with the execution of the Operating Agreement, the Company made a 2004 sales and marketing capital contribution in the amount of $250,000. The agreement designated this sales and marketing capital contribution to be used by Craft Brands for expenses related to the marketing, advertising and promotion of the Company’s products. In February 2007 and in February 2008, the Company and Widmer amended the Operating Agreement to require an additional sales and marketing contribution in 2009 if the volume of sales of Redhook products in 2008 in the Western Territory is less than 92% of the volume of sales of Redhook products in 2003 in the Western Territory. Under these amendments, Redhook’s maximum 2009 sales and marketing contribution was reduced to $310,000, reflecting the Company’s commitment to expand the production capacity of its Washington and New Hampshire breweries to produce more Widmer products. Widmer also has a sales and marketing contribution under the amended Operating Agreement with similar terms that is capped at $750,000. If required, the 2009 sales and marketing contribution is due by February 1, 2009. Because sales in the craft beer industry generally reflect a degree of seasonality and the Company has historically operated with little or no backlog, the Company’s ability to predict sales for future periods is limited. Accordingly, the Company cannot predict to what degree, if at all, the Company will be required to make this 2009 sales and marketing contribution. If the Company is required to make this additional sales and marketing contribution in 2009, the Company’s available cash will decrease and income from Craft Brands will decrease by the amount of the contribution, which will be allocated 100% to the Company. The Operating Agreement also obligates the Company and Widmer to make other additional capital contributions only upon the request and consent of the Craft Brands’ board of directors.

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

The Operating Agreement additionally addresses the allocation of profits and losses of Craft Brands. After giving effect to the allocation of the sales and marketing capital contribution, if any, and after giving effect to income attributable to the shipments of the Kona Brewery LLC (“Kona”) brand, which was shared differently between the Company and Widmer through 2006, the remaining profits and losses of Craft Brands are allocated between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively. Net cash flow, if any, will generally be distributed monthly to the Company and Widmer based upon the cash flow percentages. No distribution will be made to the Company or Widmer unless, after the distribution is made, the assets of Craft Brands will be in excess of its liabilities, with the exception of liabilities to members, and Craft Brands will be able to pay its debts as they become due in the ordinary course of business.

The Company also entered into a Supply, Distribution and Licensing Agreement with Craft Brands (the “Supply and Distribution Agreement”). Under the Supply and Distribution Agreement, the Company is required to manufacture and sell its product directly to Craft Brands (except in states where laws require sales to be made directly from Redhook to wholesalers) and Craft Brands advertises, markets and distributes the products to wholesale outlets in the Western Territory through the Craft Brands Distribution Agreement with A-B. The Company has granted Craft Brands a license to use Redhook intellectual property in connection with these efforts to advertise, market, sell and distribute the Company’s products in the Western Territory. The Supply and Distribution Agreement also gives the Company the right to manufacture certain products of Widmer for sale to Craft Brands if Widmer is unable to manufacture the quantity ordered by Craft Brands. In addition, if sales of the Company’s products decrease as compared to previous year sales, the Company has an option to manufacture Widmer products in an amount equal to the lower of (i) the Company’s product decrease or (ii) the Widmer product increase.

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

Additionally, Craft Brands may, upon notice to the Company, terminate the Supply and Distribution Agreement if the Company causes Craft Brands to be in default in its obligations under the Craft Brands Distribution Agreement with A-B and the Company either (a) fails to take all actions necessary to cause Craft Brands to cure such default or (b) fails to pay on demand certain direct or indirect costs arising out of or related to such default. Craft Brands may also terminate the Supply and Distribution Agreement and cease advertising, marketing, or distributing one or more of the Company’s products if an event of default occurs under the Craft Brands Distribution Agreement that gives A-B the right to terminate that agreement and the Company caused such event of default.

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

The Company has assessed its investment in Craft Brands pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 Revised, Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51, (“FIN 46R”) and has concluded that its investment in Craft Brands meets the definition of a variable interest entity but that the Company is not the primary beneficiary. In accordance with FIN 46R, the Company has not consolidated the financial statements of Craft Brands with the financial statements of the Company, but instead accounted for its investment in Craft Brands under the equity method, as outlined by Accounting Principle Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The Company recognized $2,826,000, $2,655,000 and $2,392,000 of undistributed earnings related to its investment in Craft Brands for the years ended December 31, 2007, 2006 and 2005, respectively. The Company received cash distributions of $2,538,000, $2,621,000 and

$2,769,000, representing its share of the net cash flow of Craft Brands for the years ended December 31, 2007, 2006 and 2005, respectively. The Company’s share of the earnings of Craft Brands contributed a significant portion of income to the Company’s results of operations. Separate financial statements for Craft Brands are filed with this Annual Report on Form 10-K in Part IV., Item 15. Exhibits and Financial Statement Schedules, in accordance with Rule 3-09 of Regulation S-X.

Sales and Marketing

The Company promotes its products through a variety of advertising programs with its wholesalers, by training and educating wholesalers and retailers about the Company’s products, through promotions at local festivals, venues, and pubs, by utilizing the pubs located at the Company’s two breweries, through price discounting, and, most recently, through Craft Brands.

The Company advertises its products by utilizing radio, billboard and print advertising in key markets and by participating in a co-operative program with its distributors whereby the Company’s spending is matched by the distributor. Since 2000, the Company has allocated a larger share of its advertising budget each year to these co-operative programs. The Company believes that the financial commitment by the distributor helps align the Company’s interests with those of its distributor, and the distributor’s knowledge of the local market results in an advertising and promotion program that is targeted in a manner that will best promote Redhook and its products. In 2005, the Company reduced its co-op advertising, but continued its promotion program and limited media advertising in select eastern U.S. markets. Expenditures for the co-op program and media advertising program totaled $443,000, $365,000 and $533,000 in 2007, 2006 and 2005, respectively. Craft Brands served the operations of Redhook in the Western Territory for advertising and marketing for all of 2007, 2006 and 2005.

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

The Craft Brands joint sales and marketing organization serves the operations of Redhook and Widmer in the Western Territory by advertising, marketing, selling and distributing both companies’ products to wholesale outlets through a distribution agreement between Craft Brands and A-B. Similar to the Company, Craft Brands promotes its products through a variety of advertising programs with its wholesalers, through training and education of wholesalers and retailers, through promotions at local festivals, venues, and pubs, by utilizing the pubs located at the Company’s two breweries, and through price discounting. Management believes that, in addition to achieving certain synergies by combining sales and marketing forces, Craft Brands is able to capitalize on both companies’ sales and marketing skills and complementary product portfolios. The Company believes that the combination of the two brewers’ complementary brand portfolios, led by one focused sales and marketing organization, will not only deliver financial benefits, but will also deliver greater impact at the point-of-sale.

Seasonality

Sales of the Company’s products generally reflect a degree of seasonality, with the first and fourth quarters historically being the slowest and the rest of the year typically demonstrating stronger sales. The volume of sales may also be affected by weather conditions. Therefore, the Company’s results for any quarter may not be indicative of the results that may be achieved for the full fiscal year.

Competition

The Company competes in the highly competitive craft brewing market as well as in the much larger specialty beer market, which encompasses producers of import beers, major national brewers that have introduced fuller-flavored products, and large spirit companies and national brewers that produce flavored alcohol beverages. Beyond the beer market, craft brewers have also faced competition from producers of wines and spirits. See “Industry Background” above.

Competition within the domestic craft beer segment and the specialty beer market is based on product quality, taste, consistency and freshness, ability to differentiate products, promotional methods and product support, transportation costs, distribution coverage, local appeal and price.

The craft beer segment is highly competitive due to the proliferation of small craft brewers, including contract brewers, and the large number of products offered by such brewers. Craft brewers have also encountered more competition as their peers expand distribution. Just as the Company expanded distribution of its products to markets outside of its home in the Pacific Northwest, so have other craft brewers expanded distribution of their products to other regions of the country, leading to an increase in the number of craft brewers in any given market. Competition also varies by regional market. Depending on the local market preferences and distribution, the Company has encountered strong competition from microbreweries, from other regional specialty brewers such as Sierra Nevada Brewing Company, Deschutes Brewery, Pyramid Breweries and New Belgium Brewing Company, as well as from national brewers such as Boston Beer Company. Because of the large number of participants and number of different products offered in this segment, the competition for bottled product placements and especially for draft beer placements has intensified. Although certain of these competitors distribute their products nationally and may have greater financial and other resources than the Company, management believes that the Company possesses certain competitive advantages, including its Company-owned production facilities and its relationships with A-B and Craft Brands.

The Company also competes against producers of imported brands, such as Heineken, Corona Extra, Bass and Guinness. Most of these foreign brewers have significantly greater financial resources than the Company. Although imported beers currently account for a greater share of the U.S. beer market than craft beers, the Company believes that craft brewers possess certain competitive advantages over some importers, including lower transportation costs, no importation costs, proximity to and familiarity with local consumers, a higher degree of product freshness, eligibility for lower federal excise taxes and absence of currency fluctuations.

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

In the past few years, several major distilled spirits producers and national brewers have introduced flavored alcohol beverages. Products such as Smirnoff Ice, Bacardi Silver and Mike’s Hard Lemonade demonstrate continued growth. The Company believes sales of these products, along with strong growth in the import and craft beer segments of the malt beverage industry, contributed to an increase in the overall U.S. alcohol market. The producers of these products have significantly greater financial resources than the Company and these products appear to draw a portion of overlapping consumers away from imports and craft beers. The success of the flavored alcohol beverages will likely subject the Company to increased competition.

Competition for consumers of craft beers has also come from wine and spirits. Some of the growth in the past five years in the wine and spirits market, industry sources believe, has been drawn from the beer market. This growth appears to be attributable to competitive pricing, television advertising, increased merchandising, and increased consumer interest in wine and spirits.

A significant portion of the Company’s sales continue to be in the Pacific Northwest region, which the Company believes is one of the most competitive craft beer markets in the U.S., both in terms of number of participants and consumer awareness. The Company faces extreme competitive pressure in Washington State, which is not only the Company’s largest market, but is also its oldest market. Since 2003, the Company has experienced an 18.5% decline in sales volume in Washington state. The Company believes that the Pacific Northwest, and Washington State in particular, offers significant competition to its products, not only from other craft brewers but also from the growing wine market and from flavored alcohol beverages. This intense competition is magnified because the Company’s brand is viewed as being relatively mature. Focus studies in late 2004 indicated that, while the Company’s brand does possess brand awareness among target consumers, it also appeared to not attract key consumers who seem to be more interested in experimenting with new products. These studies resulted in Craft Brands focusing its 2005 marketing efforts on updating the Redhook brand image to stimulate demand. In the first half of 2005, Craft Brands introduced in the western U.S. several major marketing initiatives, including a proprietary Redhook bottle, a new packaging design and a new marketing campaign, aimed at updating the Redhook brand image. In the second half of 2005, the new packaging design was introduced in the midwest and eastern U.S.

Management believes that the beer industry is influenced, both positively and negatively, by individual relationships with retailers. In Washington State, where some of those relationships have existed for many years, the transition to Craft Brands appears to have had some negative impact on those relationships. The transition took longer than anticipated, and nearly all Company sales staff responsible for the Washington State market left the Company in 2004. Since 2004, sales of the Company’s products in the Western Territory have declined by approximately 3.6%. Pricing of the Company’s products has increased and the level of promotion and discounting has declined, allowing the Company to achieve higher revenue per barrel; however, management believes there is a direct correlation to lower sales caused by higher net pricing. During this same period, Craft Brands has continued to experience success in selling Widmer and Kona products. Although the Company enjoys the benefits of those successes through its profit-sharing arrangement with Craft Brands, the Company believes it is critical for Craft Brands to deliver success with Redhook products in addition to other products. The Company has communicated this concern to Craft Brands and is working with Craft Brands’ management to establish new brand management throughout the portfolio of Redhook products. Craft Brands also responded to this concern by re-emphasizing its commitment to Redhook products and focusing its sales efforts on the Company’s Long Hammer IPA. This attention has resulted in an increase in shipments of Long

Hammer IPA over 2006; however, shipments of the Company’s other products in the Craft Brands territory have not shown improvement in 2007 over 2006. The Company continues to work with Craft Brands management to improve performance.

Regulation

The Company’s business is highly regulated at federal, state and local levels. Various permits, licenses and approvals necessary to the Company’s brewery and pub operations and the sale of alcoholic beverages are required from various agencies, including the U.S. Treasury Department, Alcohol and Tobacco Tax and Trade Bureau (the “TTB”) (formerly the Bureau of Alcohol, Tobacco and Firearms), the U.S. Department of Agriculture, the U.S. Food and Drug Administration, state alcohol regulatory agencies in the states in which the Company sells its products, and state and local health, sanitation, safety, fire and environmental agencies. In addition, the beer industry is subject to substantial federal and state excise taxes, although the Company benefits from favorable treatment granted to brewers producing less than two million barrels per year.

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

Employees

At December 31, 2007, the Company had 221 employees, including 67 in production, 113 in the pubs, 25 in sales and marketing, and 16 in administration. Of these, 2 in production, 76 in the pubs and 1 in administration and were part-time employees. The Company believes its relations with its employees to be good.

Item 1A.	Risk Factors

The risks described below, together with all of the other information included in this report, should be carefully considered in evaluating our business and prospects. The risks and uncertainties described herein are not the only ones facing us. Additional risks and uncertainties not presently known or that do not currently appear to be important to an investor, if they materialize, may also impair our business operations. We operate in a market environment that is difficult to predict and that involves significant risks, many of which are beyond our control. If any of the events, contingencies, circumstances or conditions described in the following risks actually occur, our business, financial condition or results of operations could be seriously harmed. If that happens, the trading price of our Common Stock could decline and you may lose part or all of the value of any shares held by you. Solely for purposes of the risk factors in this Item 1A., the terms “we”, “our” and “us” refer to Redhook Ale Brewery, Incorporated.

We are dependent upon our continuing relationship with Anheuser-Busch, Incorporated.  Substantially all of our products will be sold and distributed through the A-B Distribution Agreement and through Craft Brands. Craft Brands distributes Redhook products through a separate distribution arrangement with A-B. If our relationship with A-B, our relationship with Craft Brands or the relationship between A-B and Craft Brands were to deteriorate, distribution of our products would suffer significant disruption and such event would have a long-term severe negative impact on our sales and results of operations, as it would be extremely difficult for us to rebuild our own distribution network. We believe that the benefits of the A-B Distribution Agreement and our relationship with A-B and Craft Brands, in particular the distribution and material cost efficiencies, offset the costs associated with the relationship. However, there can be no assurance that these costs will not have a negative impact on our sales and results of operations in the future.

Our agreement with A-B contains limitations on our ability to engage in or reject certain transactions, including acquisitions and changes of control.  The Exchange and Recapitalization Agreement with A-B contains limitations on our ability to take certain actions without the prior consent of A-B, or without offering to A-B a right of first refusal, including the following:

•	issuing equity securities;

•	acquiring or selling assets or stock;

•	amending our Articles of Incorporation or bylaws;

•	granting board representation rights;

•	entering into certain transactions with affiliates;

•	distributing our products in the U.S. other than through A-B, Craft Brands or as provided in the A-B Distribution Agreement;

•	distributing or licensing the production of any malt beverage product in any country outside of the U.S.;

•	voluntarily delisting or terminating our listing on the Nasdaq Stock Market; or

•	disposing of any of our interest in Craft Brands.

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

Additionally, as of December 31, 2007 and 2006, A-B owned approximately 33.1% and 33.3%, respectively, of our Common Stock. As long as A-B owns a substantial portion of our outstanding Common Stock, it may have the ability to approve or block actions requiring the approval of our shareholders.

Our investment in Craft Brands Alliance LLC may not provide anticipated benefits.  We believe that Craft Brands’ combined sales and marketing organization creates synergies and capitalizes on both Redhook’s and Widmer’s sales and marketing experience and complementary product portfolios. We have realized a decrease in selling, general and administrative expenses when compared to levels prior to the formation of Craft Brands and we have recognized income of $2,826,000 in 2007, $2,655,000 in 2006 and $2,392,000 in 2005 from our investment in Craft Brands. However, Craft Brands has only been operational since July 2004 and predicting future benefits from Crafts Brands is difficult. There can be no assurance that we will see any further or anticipated benefits from the joint venture. Shipments of our products in the Western Territory have declined since the formation of Craft Brands; 2007 shipments were approximately 7.5% lower than 2004 shipments in the same territory and approximately 0.6% lower than 2006 shipments. Pricing of our products has increased and the level of promotion and discounting has declined, allowing us to achieve higher revenue per barrel. However, management believes there is a direct correlation to lower sales caused by higher net pricing. During this same period, Craft Brands has been very successful selling the Widmer and Kona products. Although we enjoy the benefits of those successes through our profit-sharing arrangement with Craft Brands, we believe it is critical for Craft Brands to deliver success with the Redhook products in addition to the other products. We have communicated this concern to Craft Brands, and we are working with Craft Brands to establish new brand management throughout the portfolio of Redhook products. Craft Brands also responded to this concern by re-emphasizing their commitment to Redhook products and focusing its sales efforts on our Long Hammer IPA. Although this attention has resulted in an increase in shipments of Long Hammer IPA in 2007 over 2006 levels, shipments of other Redhook products in the Western Territory have not shown similar improvement. We continue to work with Craft Brands management to improve performance. If Craft Brands is unable to increase shipments of our products in the west, our operations will become more dependent on lower margin contract brewing and profit margins will suffer.

The Operating Agreement requires us to make certain capital contributions to support the operations of Craft Brands.  In 2004, we made a sales and marketing capital contribution to Craft Brands in the amount of

$250,000. The Operating Agreement designated this sales and marketing capital contribution be used by Craft Brands for expenses related to the marketing, advertising and promotion of Redhook products. In February 2007 and in February 2008, we entered into an amendment to the Operating Agreement to require an additional sales and marketing contribution in 2009 if the volume of sales of Redhook products in 2008 in the Craft Brands territory is less than 92% of the volume of sales of Redhook products in 2003 in the Craft Brands territory. Under these amendments, our maximum 2009 sales and marketing contribution was reduced to $310,000, reflecting our commitment to expand the production capacity of our Washington and New Hampshire breweries to produce more Widmer products. Widmer also has a sales and marketing contribution under the amended Operating Agreement with similar terms that is capped at $750,000. If required, the 2009 sales and marketing contribution is due by February 1, 2009. Because sales in the craft beer industry generally reflect a degree of seasonality and we have historically operated with little or no backlog, our ability to predict sales for future periods is limited. Accordingly, we cannot predict to what degree, if at all, we will be required to make this 2009 sales and marketing contribution. If we are required to make this additional sales and marketing contribution in 2009, our available cash will decrease and income from Craft Brands will decrease by the amount of the contribution, which will be allocated 100% to us. The Operating Agreement also obligates us and Widmer to make other additional capital contributions only upon the request and consent of the Craft Brands’ board of directors.

The proposed Merger with Widmer Brothers Brewing Company may not occur, and failure to complete the transaction may have a negative impact on our stock price or our future business and financial results.  On November 13, 2007, we entered into the Merger Agreement with Widmer, pursuant to which Widmer will merge with and into Redhook. In connection with the merger, each holder of shares of common or preferred stock of Widmer will receive, in exchange for each share held, 2.1551 shares of our Common Stock. Redhook security holders will continue to own their existing shares of Redhook Common Stock. The shares of Redhook Common Stock that Widmer security holders will be entitled to receive pursuant to the merger are expected to represent approximately 50% of the outstanding shares of the combined company immediately following the consummation of the merger (assuming that no security holder of Widmer exercises dissenters’ rights in connection with the merger, and that currently outstanding options held by our employees, officers, directors and former directors to acquire shares of Redhook Common Stock are not exercised prior to the consummation of merger). The merger is subject to customary conditions to closing, including regulatory approval, approval of A-B, approval by our shareholders of the issuance of the shares of Common Stock issuable in the merger and approval of the merger by the requisite vote of Widmer shareholders. If the merger with Widmer is not completed for any reason, our business may be adversely affected and will be subject to a number of risks, including:

•	failure to pursue other beneficial opportunities as a result of the focus of management on the merger, without realizing any of the anticipated benefits of completing the transaction;

•	the market price of our Common Stock might decline; and

•	our costs related to the merger, such as legal and accounting fees, which total approximately $738,000 through December 31, 2007, must be paid even if the merger is not completed.

In addition, if the Merger Agreement is terminated and our board of directors decides to pursue another business combination, there can be no assurance that it will be able to find a partner willing to provide equivalent or more attractive consideration than the consideration to be provided in the merger.

Additionally, our current employees may experience uncertainty about their future as employees of the combined company until strategies with regard to the combined company are announced or executed. This may adversely affect our ability to attract and retain key personnel, and may affect their performance during the period of uncertainty. We have attempted to address this concern through the adoption of a Company-wide severance plan that requires the payment of six months of severance benefits to all full-time employees, other than executive officers, in the event an employee is terminated as a result of a combination with Widmer. We have also entered into amended employment agreements and severance arrangements with several of our executive officers which provide for severance payments to such officers upon termination of employment. However, these severance arrangements may not be sufficient to adequately address employee concerns.

We are dependent on our distributors for the sale of our products.  Although substantially all of our products will be sold and distributed through A-B and Craft Brands, we continue to rely heavily on distributors, most of which are independent wholesalers, for the sale of our products to retailers. K&L is responsible for distribution of our products in one of our largest markets — Seattle, Washington. K&L accounted for approximately 8%, 11% and 12% of total sales volume in 2007, 2006 and 2005, respectively. A disruption of our ability, or the ability of Craft Brands, the wholesalers, or A-B to distribute products efficiently due to any significant operational problems, such as wide-spread labor union strikes, the loss of K&L as a customer, or the termination of the A-B Distribution Agreement or the Craft Brands Supply and Distribution Agreement could hinder our ability to get our products to retailers and could have a material adverse impact on our sales and results of operations.

Changes in state laws regarding distribution arrangements may adversely impact our operations.  In 2006, the Washington State legislature passed a bill that removes the long-standing requirement that small producers of wine and beer distribute their products through wholesale distributors, thus permitting these small producers to distribute their products directly to retailers. The law further provides that any in-state or out-of-state brewery that produces more than 2,500 barrels annually may distribute its products directly to retailers if it does so from a facility located in the state that is physically separate and distinct from its production facilities. The new legislation stipulates that prices charged by a brewery must be uniform to all distributors and retailers, but does not restrict prices retailers may charge consumers. While it is too soon to predict what impact, if any, this law will have on our operations, the beer and wine market may experience an increase in competition and cause our future sales and results of operations to be adversely affected. This law may also impact the financial stability of Washington State wholesalers on which we rely.

Increased competition could adversely affect sales and results of operations.  We compete in the highly competitive craft brewing market as well as in the much larger specialty beer market, which encompasses producers of import beers, major national brewers that produce fuller-flavored products, and large spirit companies and national brewers that produce flavored alcohol beverages. Beyond the beer market, craft brewers also face competition from producers of wines and spirits. Primarily as a result of this increased competition, we have experienced inconsistent sales results. From 1997 through 1999, our sales volumes declined. From 2000 to 2003 we experienced annual increases in shipments, excluding shipments of beer brewed on a contract basis, but experience a deline in shipments again in 2004. Although we have seen annual increases in shipments since 2004, these increases have been modest compared to the performance of the craft brewing segment as a whole. Increasing competition could cause our future sales and results of operations to be adversely affected. We have historically operated with little or no backlog and, therefore, our ability to predict sales for future periods is limited.

Future price promotions to generate demand for our products may be unsuccessful.  Future prices that we charge for our products may decrease from historical levels, depending on competitive factors in our various markets. In order to stimulate demand for our products, we have participated in price promotions with our wholesalers and retail customers in most of our markets. The number of markets in which we participate in price promotions and the frequency of such promotions may increase in the future. There can be no assurance however that our price promotions will be successful in increasing demand for our products.

Due to our concentration of sales in the Pacific Northwest, our results of operations and financial condition are subject to fluctuations in regional economic conditions.  A significant portion of our sales continue to be in the Pacific Northwest region and, consequently, our business may be adversely affected by changes in economic and business conditions nationally and, particularly, within the Northwest region. We believe this region is also one of the most competitive craft beer markets in the U.S., both in terms of number of market participants and consumer awareness. We believe that the Pacific Northwest offers significant competition to our products, not only from other craft brewers but also from the growing wine market and from flavored alcohol beverages. We face extreme competitive pressure in Washington State which is our largest and oldest market. Since 2003, we have experienced a decline in sales volume in Washington State of approximately 18.5%.

The competition that we face in the Pacific Northwest is magnified because our brand is viewed as being relatively mature. Focus studies in late 2004 indicated that, while our brand possesses brand awareness among target consumers, it also appears to not attract key consumers who seem to be more interested in experimenting with new products. These focus studies have resulted in Craft Brands focusing its marketing efforts over the past several years on updating the Redhook brand image to stimulate demand. Despite these efforts, sales in the Pacific Northwest continued to decline in 2006 and 2007. Craft Brands has informed us that they are committed to addressing this negative trend in the western territory, but there can be no assurance that Craft Brands will be successful in increasing shipments and sales of Redhook product. If shipments of our products in the highly competitive Pacific Northwest markets do not increase, our market share and profit margins will continue to suffer.

Our business is seasonal in nature, and we are likely to experience fluctuations in our results of operations and financial condition.  Sales of our products are somewhat seasonal, with the first and fourth quarters historically being the slowest and the rest of the year generating stronger sales. As well, our sales volume may also be affected by weather conditions. Therefore, our results for any quarter may not be indicative of the results that may be achieved for the full fiscal year. If an adverse event such as a regional economic downturn or poor weather conditions should occur during the second and third quarters, the adverse impact to our revenues would likely be greater as a result of our seasonal business.

Our gross margins may fluctuate while our expenses remain constant.  We anticipate that our future gross margins will fluctuate and may even decline as a result of many factors, including shipments to Craft Brands at a fixed price substantially below wholesale pricing levels, disproportionate depreciation and other fixed and semivariable operating costs, and the level of production at our breweries in relation to current production capacity. Our high level of fixed and semivariable operating costs causes gross margin to be especially sensitive to relatively small increases or decreases in sales volume. In addition, other factors beyond our control that could affect cost of sales include changes in freight charges, the availability and prices of raw materials and packaging materials, the mix between draft and bottled product sales, the sales mix of various bottled product packages, and federal or state excise taxes.

An increase in lower margin contract brewing could negatively impact our overall profit margins.  In connection with our Supply and Distribution Agreement with Craft Brands, if shipments of Redhook products in the western territory decrease as compared to the previous year’s shipments, we have the contractual right to brew Widmer products in an amount equal to the lower of (i) our product shipment decrease or (ii) the Widmer product shipment increase. We refer to this contractual right as our Contractual Obligation. In 2007, we brewed and shipped 3,500 barrels of Widmer beer from our Washington Brewery under this Contractual Obligation. At Widmer’s discretion, we may also brew more beer for Widmer than the Contractual Obligation amount pursuant to a Manufacturing and Licensing Agreement with Widmer. Our Manufacturing and Licensing Agreement with Widmer expires on December 31, 2008. In 2007, we brewed and shipped 78,400 barrels of Widmer product under this agreement. Driven by the Contractual Obligation, as well as Widmer’s production needs, we anticipate that contract brewing in 2008 will decrease over 2007 levels. Contract brewing has lower margins compared to sales of Redhook products.

We are dependent on contract brewing to keep our production facilities operating at an efficient capacity; a decrease in contract brewing could have an unfavorable and significant financial impact on our financial statements and results of operations.  Widmer has notified us that they will be bringing additional brewing capacity on line in the first half of 2008, which will significantly reduce our level of contract brewing for Widmer out of our Washington Brewery. We are currently evaluating alternatives to utilize the capacity that will become available upon the termination of the contract brewing, including entering into new contract brewing arrangements with other parties. If we are unable to replace the Widmer contract brewing, or achieve significant growth through our own products, the resulting loss of revenue and the resulting excess capacity and unabsorbed overhead in the Washington Brewery would have an adverse effect on our financial performance.

Changes in consumer preferences or public attitudes about our products could reduce demand.  If consumers were unwilling to accept our products, or if general consumer trends caused a decrease in the demand for beer, including craft beer, it would adversely impact our sales and results of operations. If the flavored alcohol beverage market, the wine market, or the spirits market continues to grow, they could draw consumers away from our products and have an adverse effect on our sales and results of operations. Further, the alcoholic beverage industry has become the subject of considerable societal and political attention in recent years due to increasing public concern over alcohol-related social problems, including drunk driving, underage drinking and health consequences from the misuse of alcohol. If beer consumption in general were to come into disfavor among domestic consumers, or if the domestic beer industry were subjected to significant additional governmental regulation, our operations could be adversely affected.

We are subject to governmental regulations affecting our breweries and pubs; the costs of complying with governmental regulations, or our failure to comply with such regulations, could affect our financial condition and results of operations.  Our breweries and our pubs are subject to licensing and regulation by a number of governmental authorities, including the U.S. Treasury Department, Alcohol and Tobacco Tax and Trade Bureau, or the TTB, the U.S. Department of Agriculture, the U.S. Food and Drug Administration, state alcohol regulatory agencies in the states in which we sell our products, and state and local health, sanitation, safety, fire and environmental agencies. Our failure to comply with applicable federal, state or local regulations could result in limitations on our ability to conduct business. TTB permits can be revoked for failure to pay taxes, to keep proper accounts, to pay fees, to bond premises, to abide by federal alcoholic beverage production and distribution regulations, or if holders of 10% or more of our equity securities are found to be of questionable character. TTB permits are also required in connection with establishing a commercial brewery, expanding or modifying existing brewing operations, entering into a contract brewing arrangement, and entering into an alternating brewery agreement. Other permits or licenses can be revoked if we fail to comply with the terms of such permits or licenses, and additional permits or licenses could be required in the future for our existing or expanded operations. If licenses, permits or approvals necessary for our brewery or pub operations were unavailable or unduly delayed, or if any such permits or licenses were revoked, our ability to conduct business could be substantially and adversely affected.

Our brewery operations are also subject to environmental regulations and local permitting requirements and agreements regarding, among other things, air emissions, water discharges, and the handling and disposal of wastes. We have no reason to believe the operations of our facilities violate any such regulation or requirement. However, if such a violation were to occur, or if environmental regulations became more stringent in the future, our business could be adversely affected.

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

We may experience material losses in excess of insurance coverage.  We believe that we maintain insurance coverage that is customary for businesses of our size and type. There are, however, certain types of catastrophic losses that are not generally insured because it is not economically feasible to insure against such losses. Should an uninsured loss or a loss in excess of insured limits occur, such loss could have an adverse effect on our results of operations and financial condition.

Declining sales trends could adversely affect brewery efficiency and our financial results.  Our breweries have been operating at production levels substantially below their current and maximum designed capacities. Operating our breweries at low capacity utilization rates negatively impacts our gross margins and operating cash flows generated by the production facilities. We periodically evaluate whether we expect to recover the costs of our production facilities over the course of their useful lives. If facts and circumstances indicate that the carrying value of these long-lived assets may be impaired, we will perform an evaluation of recoverability in accordance with FASB Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This evaluation will encompass a comparison of the carrying value of the assets to a projection of future undiscounted cash flows from the assets in addition to an analysis of other quantitative and qualitative factors. If our management believes that the carrying value of such assets may not be recoverable, we will recognize an impairment loss by a charge against current operations.

An increase in excise taxes could adversely affect our financial condition.  The U.S. federal government currently imposes an excise tax of $18 per barrel on beer sold for consumption in the U.S. However, any brewer with annual production under two million barrels instead pays federal excise tax in the amount of $7 per barrel on sales of the first 60,000 barrels. While we are not aware of any plans by the federal government to reduce or eliminate this benefit to small brewers, any such reduction in a material amount could have an adverse effect on our financial condition and results of operations. In addition, we would lose the benefit of this rate structure if we exceeded the two million barrel production threshold. Individual states also impose excise taxes on alcoholic beverages in varying amounts, which have also been subject to change. It is possible that excise taxes will be increased in the future by both federal and state governments in connection with various governmental budget-balancing or funding proposals or for other reasons. Any such increases in excise taxes, if enacted, could adversely affect our financial condition.

We may experience a shortage in kegs necessary to distribute draft beer.  We distribute our draft beer in kegs that are owned by us as well as leased from A-B and a third-party vendor. During periods when we experience stronger sales, we may need to rely on kegs leased from A-B and the third-party vendor to address the additional demand. If shipments of draft beer increase, we may experience a shortage of available kegs to fill sales orders. If we cannot meet our keg requirements through either lease or purchase, we may be required to delay some draft shipments. Such delays could have an adverse impact on sales and relationships with wholesalers and A-B. In addition, we may decide to pursue other alternatives for leasing or purchasing kegs. There is no assurance, though, that we will be successful in securing additional kegs.

Our key raw materials may become significantly more costly and adequate supplies may be difficult to secure.  According to industry and media sources, the price of barley, a primary ingredient in most of our beers, increased 48% from August 2006 through June 2007. The significant price increase is apparently driven by a lower supply of barley as farmers shift their focus to growing corn, a key component of biofuels. While we have historically utilized fixed price contracts to secure adequate supplies of key raw materials, including barley, recent fixed price contracts reflect current market pricing that is significantly higher than historical pricing. In addition to a decline in the supply of barley, the beer industry also appears to be experiencing a decline in the supply of hops driven by a number of factors, including: excess supply in the 1990s led some growers to switch to more lucrative crops, resulting in an estimated 40% decrease in worldwide hop-growing acreage; poor weather in eastern Europe and Germany caused substantial hops crop losses in 2007; hops crop production in England has declined approximately 85% since the mid-1970s; and 2007 U.S., New Zealand, and Australia hops crop yields were only average. We have also entered into fixed price purchase contracts for our specialty hops, both to assure the necessary supply for current and future production needs, but also to obtain favorable pricing. However, if we experience difficulty in securing key raw materials or experience an increase in the cost of these materials, our gross margins and results of operations will be negatively effected.

Loss of income tax benefits could negatively impact results of operations.  As of December 31, 2007, our Company’s deferred tax assets were primarily comprised of federal net operating loss carryforwards, which we refer to as NOLs, of $24.7 million, or $8.4 million tax-effected; federal and state alternative minimum tax credit carryforwards of $185,000; and state NOL carryforwards of $196,000 tax-effected. We may be unable to realize these deferred tax assets before they expire. Accordingly, we established a valuation allowance in 2002, increased it further in 2003, 2004, and 2005 and decreased it in 2006 to cover certain federal and state NOLs that may expire before we are able to utilize the tax benefit. As of December 31, 2007 and 2006, we had a valuation allowance of $1,059,000. The valuation allowance reduces the benefit of our deferred tax asset on our balance sheet. To the extent that we continue to be unable to generate adequate taxable income in future periods, we will not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering potentially expiring NOLs.

The loss of the services of certain key personnel could have a material adverse effect on operations.  We depend on the services of our key management personnel, including Paul Shipman, our chief executive officer, and David Mickelson, our president. If we lose the services of any members of our senior management or key personnel for any reason, we may be unable to replace them with qualified personnel, which could have a material adverse effect on our operations. Additionally, the loss of Paul Shipman as our chief executive officer, and our failure to find a replacement satisfactory to A-B, would be a default under the A-B Distribution Agreement. We do not carry key person life insurance on any of our executive officers.

Litigation risks could have a material adverse effect on our financial condition and operations.  At any given time, we are subject to claims and actions incidental to the operation of our business. The outcome of these proceedings cannot be predicted. If a plaintiff were successful in a claim against our Company, we could be faced with the payment of a material sum of money. If this were to occur, it could have an adverse effect on our financial condition.

Our common stock price could be subject to significant fluctuations and/or may decline.  The market price of our common stock could be subject to significant fluctuations. Among the factors that could affect our stock price are:

•	the entry into, or termination of, key agreements;

•	the loss of key employees;

•	the introduction of new products by us or our competitors;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock

•	future sales of our common stock;

•	variations in our operating results;

•	changes in the market values of public companies that operate in our business segment;

•	general market conditions; and

•	domestic economic factors unrelated to our performance.

The stock markets in general have recently experienced volatility that has sometimes been unrelated to the operating performance of particular companies. These broad market fluctuations may cause the trading price of our common stock to decline.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company currently operates two highly automated small-batch breweries, one in the Seattle suburb of Woodinville, Washington and the other in Portsmouth, New Hampshire. See Notes 5 and 11 to the Financial Statements included elsewhere herein.

The Washington Brewery.  The Washington Brewery, located on approximately 22 acres (17 of which are developable) in Woodinville, Washington, a suburb of Seattle, is across the street from the Chateau Ste. Michelle Winery, next to the Columbia Winery and visible from a popular bicycle path. The Washington Brewery is comprised of an approximately 88,000 square-foot building, a 40,000 square-foot building and an outdoor tank farm. The two buildings house a 100-barrel brewhouse, fermentation cellars, filter rooms, grain storage silos, a bottling line, a keg filling line, dry storage, two coolers and loading docks. The brewery includes a retail merchandise outlet and the Forecasters Public House, a 4,000 square-foot family-oriented pub that seats 200 and features an outdoor beer garden that seats an additional 200. Additional entertainment facilities include a 4,000 square-foot special events room accommodating up to 250 people. The brewery also houses office space, a portion of which is occupied by the Company’s corporate office and the remainder of which is leased through October 2009. The Company purchased the land in 1993 and believes that its value has appreciated. The brewery’s theoretical production capacity as of year end 2007 is approximately 250,000 barrels per year, which would be under ideal brewing conditions. An example of ideal brewing conditions would be brewing one particular flavor seven days a week during the whole year with minimal filtration loss. The theoretical production capacity in 2007 is also expected to be approximately 250,000 barrels per year.

The New Hampshire Brewery.  The New Hampshire Brewery is located on approximately 23 acres in Portsmouth, New Hampshire. The land is subleased, the term of which expires in 2047, and contains two seven-year extension options. The New Hampshire Brewery is modeled after the Washington Brewery and is similarly equipped, but is larger in design, covering 125,000 square feet to accommodate all phases of the Company’s brewing operations under one roof. Also included is a retail merchandise outlet, the Cataqua Public House, a 4,000 square-foot family-oriented pub with an outdoor beer garden, and a special events room accommodating up to 250 people. Production began in late October 1996, with an initial brewing capacity of approximately 100,000 barrels per year. In order to accommodate anticipated sales growth, additional brewing capacity was installed in 2002, 2003, 2006 and 2007, bringing the total theoretical production capacity as of year end 2007 to approximately 235,000 barrels per year. The Company has the ability to phase in additional brewing capacity as needed, up to the maximum designed production capacity of approximately 250,000 barrels per year under ideal brewing conditions.

Item 3.	Legal Proceedings

The Company is involved from time to time in claims, proceedings and litigation arising in the normal course of business. The Company believes that, to the extent that any pending or threatened litigation involving the Company or its properties exists, such litigation will not likely have a material adverse effect on the Company’s financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 4A.	Executive Officers of the Company

Paul S. Shipman (55) — Chief Executive Officer and Chairman of the Board

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

If the proposed merger with Widmer is consummated, Mr. Shipman will cease to be Chief Executive Officer and a director, but he will serve as Chairman Emeritus and be available to provide services as a consultant to the Company’s board of directors for a term of approximately one year.

David J. Mickelson (48) — President and Chief Operating Officer

Mr. Mickelson has served as President of the Company since December 2005 and Chief Operating Officer since March 1995. From December 2005 until March 2007, he also served as Chief Financial Officer. From August 2000 through November 2005, Mr. Mickelson served as Executive Vice President and Chief Financial Officer. From April 1994 to March 1995, he was the Company’s Vice President and General Manager. From July 1992 to December 1994, he served as its Chief Financial Officer, and was also named General Manager in January 1994. He served as the Company’s Controller from 1987 to July 1992, and additionally was elected Treasurer in 1989. From 1985 to 1987, he was the Controller for Certified Foods, Inc. and from 1981 to 1985, he served as a loan officer with Barclays Bank PLC. Mr. Mickelson received his Bachelor’s degree in Business Administration from the University of Washington in 1981.

Gerard C. Prial (53) — Vice President, Sales and Eastern Operations

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

In February 2008, Mr. Prial resigned as Vice President, Sales and Eastern Operations of the Company. Mr. Prial is expected to continue his employment with the Company to assist with sales and business development through August 31, 2008.

Allen L. Triplett (49) — Vice President, Brewing

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

In February 2008, Mr. Triplett resigned as Vice President, Brewing of the Company. Mr. Triplett is expected to continue his employment with the Company to assist production and brewing operations through June 30, 2008.

Jay T. Caldwell (55) — Chief Financial Officer and Treasurer

Mr. Caldwell has served as the Company’s Chief Financial Officer and Treasurer since March 2007. From June 2006 until March 2007, Mr. Caldwell was the Company’s Controller, Treasurer and Principal Accounting Officer. During the first half of 2006, he performed financial consulting for Captaris, Inc. in Bellevue, Washington. From 2001 to 2005, Mr. Caldwell served as the General Manager of Arena Sports in Redmond, WA, where his primary responsibilities were running all aspects of retail arena operations. From 1997 to 2003, he owned Caldwell Resource Group, a consulting firm focused on evaluating acquisitions and negotiating service contracts in the telecommunications industry. Since beginning his career as a CPA with Haskins & Sells in 1977, Mr. Caldwell has also served in high level finance and accounting roles with manufacturing and software companies.

It is anticipated that, following the closing of the proposed merger with Widmer, the combined company accounting and information systems functions will be relocated to Portland, Oregon and a new Chief Financial Officer will be appointed. Mr. Caldwell is expected to continue his employment with the Company through August 15, 2008.

There is no family relationship between any of the directors or executive officers of the Company.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock trades on the Nasdaq Stock Market under the trading symbol HOOK. The table below sets forth, for the fiscal quarters indicated, the reported high and low sale prices of the Company’s Common Stock, as reported on the NASDAQ Stock Market:

	High	Low

2007
First quarter	$7.80	$5.00
Second quarter	$8.08	$6.17
Third quarter	$8.21	$5.68
Fourth quarter	$7.11	$5.84
2006
First quarter	$3.74	$3.10
Second quarter	$4.00	$3.43
Third quarter	$4.18	$3.31
Fourth quarter	$5.31	$3.76

As of March 14, 2008, there were 673 Common Stockholders of record, although the Company believes that the number of beneficial owners of its Common Stock is substantially greater.

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

Comparative Performance Graph

Set forth below is a graph comparing the cumulative total return to shareholders on the Company’s Common Stock with the cumulative total return of the Russell 2000 Index and an index comprised of other publicly-traded craft beer companies (the “Peer Group”) for the period beginning on December 31, 2002 and ended on December 31, 2007. The total return on the Company’s Common Stock, the Russell 2000 Index and the Peer Group Index assumes the value of each investment was $100 on December 31, 2002, and that any dividends were reinvested. The points represent fiscal year-end index levels based on the last trading day in each fiscal year. Return information is historical and not necessarily indicative of future performance.

	2002	2003	2004	2005	2006	2007
Redhook	$100	$126	$171	$154	$253	$323
Peer Group Index	$100	$136	$166	$190	$254	$268
Russell 2000 Index	$100	$145	$170	$176	$215	$200

The Company’s Peer Group is comprised of three publicly traded craft beer companies. As required, the returns of each of the component companies in the Peer Group Index are calculated and weighted according to their respective market capitalization at the beginning of the period. The Peer Group is composed of: Big Rock Brewery Income Trust (formerly Big Rock Brewery Ltd.) (Toronto Stock Exchange: BR.UN-T); The Boston Beer Company, Inc. (NYSE: SAM); and Pyramid Breweries Inc. (NASDAQ: PMID).

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with the Company’s Financial Statements and the Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. The selected statement of operations and balance sheet data for, and as of the end of, each of the five years in the period ended December 31, 2007, are derived from the financial statements of the Company. The operating data are derived from unaudited information maintained by the Company.

	Year Ended December 31,
	2007	2006	2005	2004	2003

Statement of Operations Data (in thousands, except earnings (loss) per share):
Sales	$46,544	$40,007	$34,520	$36,640	$42,213
Less excise taxes	5,074	4,292	3,421	3,268	3,498

Net sales	41,470	35,715	31,099	33,372	38,715
Cost of sales	36,785	30,918	27,544	27,171	28,702

Gross profit	4,685	4,797	3,555	6,201	10,013
Selling, general and administrative expenses	8,841	6,848	6,784	7,639	11,689
Income from equity investment in Craft Brands	2,826	2,655	2,392	1,123	—
Craft Brands shared formation expenses	—	—	—	535	—

Operating income (loss)	(1,330)	604	(837)	(850)	(1,676)
Interest expense	302	347	271	189	192
Other income, net	517	384	125	116	59

Income (loss) before income taxes	(1,115)	641	(983)	(923)	(1,809)
Income tax provision (benefit)	(176)	125	217	331	30

Net income (loss)	$(939)	$516	$(1,200)	$(1,254)	$(1,839)

Basic earnings (loss) per share	$(0.11)	$0.06	$(0.15)	$(0.18)	$(0.30)

Diluted earnings (loss) per share	$(0.11)	$0.06	$(0.15)	$(0.18)	$(0.30)

Operating Data (in barrels):
Beer shipped	316,900	271,600	225,300	216,400	228,800
Production capacity, end of period(1)	485,000	460,000	375,000	375,000	375,000

Balance Sheet Data (in thousands):
Cash and cash equivalents	$5,527	$9,435	$6,436	$5,590	$6,123
Working capital	5,714	8,310	5,232	3,661	4,511
Total assets	71,390	73,841	72,578	74,128	77,131
Long-term debt(2)	47	4,786	5,211	5,625	6,075
Convertible preferred stock	—	—	—	—	16,233
Common stockholders’ equity	$60,080	$60,692	$60,027	$61,161	$47,916

Preferred shares outstanding	—	—	—	—	1,290
Common shares outstanding	8,354	8,281	8,223	8,188	6,226

(1)	Based on the Company’s estimate of theoretical production capacity of brewing equipment, assuming ideal brewing conditions, in service as of the end of such period. Amounts do not reflect maximum designed production capacity. See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)	Includes term loan and capital lease obligations. See Note 7 to the Financial Statements included elsewhere herein.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Since its formation, the Company has focused its business activities on the brewing, marketing and selling of craft beers in the U.S. The Company produces its specialty bottled and draft products in two Company-owned breweries, one in the Seattle suburb of Woodinville, Washington and the other in Portsmouth, New Hampshire. Prior to July 1, 2004, the Company’s sales consisted predominantly of sales of beer to third-party distributors and A-B through the Company’s Distribution Alliance with A-B. Since July 1, 2004, the Company’s sales consisted of sales of product to Craft Brands and A-B. The Company and Widmer manufacture and sell their product to Craft Brands at a price substantially below wholesale pricing levels; Craft Brands, in turn, advertises, markets, sells and distributes the product to wholesale outlets in the western U.S. through a distribution agreement between Craft Brands and A-B. (Due to state liquor regulations, the Company sells its product in Washington State directly to third-party beer distributors and returns a portion of the revenue to Craft Brands based upon a contractually determined formula.) Profits and losses of Craft Brands are generally shared between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively. The Company continues to sell its product in the midwest and eastern U.S. through sales to A-B pursuant to the July 1, 2004 A-B Distribution Agreement. For additional information regarding Craft Brands and the A-B Distribution Agreement, see Item 1., Product Distribution — Relationship with Anheuser-Busch, Incorporated and — Relationship with Craft Brands Alliance LLC. See also “— Results of Operations — Craft Brands Alliance LLC ” below. In addition to sales of beer, the Company derives other revenues from sources including the sale of retail beer, food, apparel and other retail items in its two brewery pubs.

For the year ended December 31, 2007, the Company had gross sales and a net loss of $46,544,000 and $939,000, respectively, compared to gross sales and net income of $40,007,000 and $516,000, respectively, for the year ended December 31, 2006.

The Company’s sales volume (shipments) increased 16.7% to 316,900 barrels in 2007 as compared to 271,600 barrels in 2006. Sales in the craft beer industry generally reflect a degree of seasonality, with the first and fourth quarters historically being the slowest and the rest of the year typically demonstrating stronger sales. The Company has historically operated with little or no backlog, and its ability to predict sales for future periods is limited.

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

Proposed Merger with Widmer Brothers Brewing Company

On November 13, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Widmer Brothers Brewing Company, an Oregon corporation (“Widmer”), pursuant to which Widmer will merge with and into Redhook, and each outstanding share of capital stock of Widmer (other than any dissenting shares entitled to statutory appraisal rights under Oregon law) will be converted into the right to receive 2.1551 shares of Redhook Common Stock. The merger will result in Widmer shareholders and existing Redhook shareholders each holding approximately 50% of the outstanding shares of the combined company

(assuming that no Widmer shareholder exercises statutory appraisal rights and that currently outstanding options held by Redhook employees, officers, directors and former directors to acquire share of Redhook Common Stock are not exercised prior to consummation of the merger). In connection with the merger, the Company will change its name to “Craft Brewers Alliance, Inc.”

The Company and Widmer have made customary representations, warranties and covenants in the Merger Agreement, including, among others, a covenant by the Company to cause a meeting of Redhook shareholders to be held to approve issuance of the shares of Common Stock issuable in the merger. The merger is subject to customary conditions to closing, including (i) regulatory approval from the Alcohol and Tobacco Tax and Trade Bureau and state licensing agencies, (ii) approval of Anheuser-Busch, Incorporated, (iii) approval by the requisite vote of Redhook shareholders of the issuance of the shares of Common Stock issuable in the merger, (iv) approval of the merger by the requisite vote of Widmer shareholders, (v) accuracy of the representations and warranties made by the parties under the Merger Agreement, (vi) compliance by the parties with their covenants, and (vii) the absence of any material adverse change to either Redhook or Widmer.

The Merger Agreement was filed as Exhibit 2.1 to the Company’s current report on Form 8-K filed on November 13, 2007.

In connection with the discussions leading up to the Merger Agreement, the Company has incurred approximately $738,000 in legal, consulting, meeting and severance costs during the year ended December 31, 2007, respectively. Of the total, approximately $584,000 is reflected in the statement of operations as selling, general and administrative expenses and $154,000 has been capitalized, reflected as other current assets in the balance sheet, in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations.

The Company adopted a Company-wide severance plan that requires the payment of severance benefits to all full-time employees, other than executive officers, in the event that an employee is terminated as a result of a merger or other business combination with Widmer. The Company is also party to employment arrangements with its executive officers which provide for severance payments to such officers upon termination of employment. If the proposed merger with Widmer is consummated, the Company anticipates that the integration of the finance, accounting and information technology functions of Redhook and Widmer will result in such functions, including the Chief Financial Officer position held by Mr. Caldwell, no longer being performed by the Redhook finance, accounting and information technology departments. In addition, Mr. Shipman will cease to be Chief Executive Officer, and Mr. Prial and Mr. Triplett will leave the Company. The Company estimates that severance benefits totaling approximately $2.0 million will be paid to all affected employees including executive officers in connection with the successful closing of the proposed merger.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the Company’s Statements of Operations expressed as a percentage of net sales:

	Year Ended December 31,
	2007	2006	2005

Sales	112.2%	112.0%	111.0%
Less excise taxes	12.2	12.0	11.0

Net sales	100.0	100.0	100.0
Cost of sales	88.7	86.6	88.6

Gross profit	11.3	13.4	11.4
Selling, general and administrative expenses	21.3	19.2	21.8
Income from equity investment in Craft Brands	6.8	7.4	7.7

Operating income (loss)	(3.2)	1.6	(2.7)
Interest expense	0.7	1.0	0.9
Other income, net	1.2	1.1	0.4

Income (loss) before income taxes	(2.7)	1.7	(3.2)
Income tax provision (benefit)	(0.4)	0.3	0.7

Net income (loss)	(2.3)%	1.4%	(3.9)%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The following table sets forth, for the periods indicated, a comparison of certain items from the Company’s Statements of Operations:

	Year Ended December 31,		Increase /	%
	2007	2006	(Decrease)	Change

Sales	$46,543,501	$40,006,708	$6,536,793	16.3%
Less excise taxes	5,073,564	4,292,324	781,240	18.2

Net sales	41,469,937	35,714,384	5,755,553	16.1
Cost of sales	36,785,214	30,918,137	5,867,077	19.0

Gross profit	4,684,723	4,796,247	(111,524)	2.3
Selling, general and administrative expenses	8,841,079	6,848,050	1,993,029	29.1
Income from equity investment in Craft Brands	2,825,928	2,655,248	170,680	6.4

Operating income (loss)	(1,330,428)	603,445	(1,933,873)	320.5
Interest expense	302,429	346,455	(44,026)	12.7
Other income, net	517,577	384,025	133,552	34.8

Income (loss) before income taxes	(1,115,280)	641,015	(1,756,295)	274.0
Income tax provision (benefit)	(175,794)	124,850	(300,644)	240.8

Net income (loss)	$(939,486)	$516,165	$(1,455,651)	282.0%

Sales.  Total sales increased $6,537,000 in 2007 compared to 2006, primarily impacted by the following factors:

•	An increase in pricing and an increase in shipments in the midwest and eastern U.S. resulted in a $1,942,000 increase in 2007 sales;

•	An overall decrease in pricing and an overall decrease in shipments in the western U.S. (not including beer brewed on a contract basis) resulted in a $68,000 decrease in sales in 2007;

•	An increase in shipments of beer brewed on a contract basis, slightly offset by a decrease in pricing of these shipments, contributed to a $4,099,000 increase in sales in 2007; and

•	An increase of $807,000 in pub and other sales in 2007.

Shipments.  The following table sets forth a comparison of shipments (in barrels) for the periods indicated:

	Year Ended December 31,
	2007			2006
	Draft	Bottle	Total	Draft	Bottle	Total	Increase /
	Shipments	Shipments	Shipments	Shipments	Shipments	Shipments	(Decrease)	% Change

A-B	46,100	61,800	107,900	44,600	56,800	101,400	6,500	6.4%
Craft Brands	35,300	86,600	121,900	37,200	85,400	122,600	(700)	(0.6)
Contract brewing	48,300	33,600	81,900	43,000	—	43,000	38,900	90.5
Pubs and other	3,900	1,300	5,200	3,400	1,200	4,600	600	13.0

Total shipped	133,600	183,300	316,900	128,200	143,400	271,600	45,300	16.7%

Total Company shipments increased 16.7% in 2007 as compared to 2006, primarily driven by a substantial increase in shipments of beer brewed on a contract basis. Total 2007 sales volume increased to 316,900 barrels from 271,600 barrels in 2006. Shipments of the Company’s packaged products increased 27.8% while shipments of the Company’s draft products increased 4.2%. Excluding the impact of shipments of beer brewed on a contract basis, the Company’s shipments of bottled beer have steadily increased as a percentage of total beer shipments since the mid-1990’s. In 2007, 63.7% of total shipments, excluding beer brewed under a contract brewing arrangement, were shipments of bottled beer versus 62.7% in 2006.

Contributing significantly to the 45,300 barrel increase in the Company’s total shipments is an increase of 38,900 barrels of beer brewed under contract brewing arrangements with Widmer. In connection with the Supply, Distribution and Licensing Agreement with Craft Brands, if shipments of the Company’s products in the Craft Brands territory decrease as compared to the previous year’s shipments, the Company has the right to brew Widmer products in an amount equal to the lower of (i) the Company’s product shipment decrease or (ii) the Widmer product shipment increase (the “Contractual Obligation”). In addition, pursuant to a Manufacturing and Licensing Agreement with Widmer, the Company may, at Widmer’s request, brew more beer for Widmer than the Contractual Obligation. This Manufacturing and Licensing Agreement with Widmer, as amended, expires on December 31, 2008. Under these contract brewing arrangements, the Company brewed and shipped 81,900 barrels and 43,000 barrels of Widmer beer in 2007 and 2006, respectively. Of these shipments, approximately 96% of the 2007 barrels were in excess of the Contractual Obligation and 77% of the 2006 barrels were in excess of the Contractual Obligation. Through 2006, these contract brewing arrangements were limited to brewing draft beer at the Washington Brewery. However, the Company began brewing and shipping packaged beer from the Washington Brewery during the first quarter of 2007 and the New Hampshire Brewery began brewing and shipping draft beer during the second quarter of 2007. During 2007, approximately 41% of the 81,900 barrels shipped was packaged product and approximately 4,400 barrels of the total 81,900 barrels shipped was brewed and shipped by the New Hampshire Brewery. The Company does not anticipate that the New Hampshire Brewery will be utilized in conjunction with the contract brewing arrangement with Widmer in future periods. Excluding shipments under these contract brewing arrangements, 2007 shipments of the Company’s draft and bottled products increased modestly, or 2.8%, as compared to

2006. Driven by the Contractual Obligation as well as Widmer’s production needs, the Company anticipates that beer brewed and shipped in 2008 under the contract brewing arrangements with Widmer will be lower than 2007 levels. The Company is evaluating alternatives to utilize the capacity that will become available, if the proposed merger with Widmer does not close, upon the termination of the contract brewing arrangement. If the Company is unable to achieve significant growth through its own products or other alternative products, the Company may have significant unabsorbed overhead that would generate unfavorable financial results.

Included in the Company’s total shipments (as shipments through A-B in the table above) are shipments of Widmer Hefeweizen, a golden unfiltered wheat beer that is one of the leading American style Hefeweizens sold in the U.S. The Company brews Widmer Hefeweizen at the New Hampshire Brewery and distributes the beer through A-B in the midwest and eastern U.S. under license from Widmer. In 2003, the Company entered into a licensing agreement with Widmer to produce and sell the Widmer Hefeweizen brand in states east of the Mississippi River. In March 2005, the Widmer Hefeweizen distribution territory was expanded to include all of the Company’s midwest and eastern markets. In the fourth quarter of 2006, the Widmer Hefeweizen distribution territory was again modified when Widmer exercised its contractual right to eliminate Texas from the Company’s Widmer Hefeweizen distribution territory. The licensing agreement automatically renewed on February 1, 2008 for an additional one-year term expiring February 1, 2009. The agreement provides for additional one-year automatic renewals unless either party notifies the other of its desire to have the agreement expire at the end of the then existing term at least 150 days prior to such expiration. The agreement may also be terminated by either party at any time without cause pursuant to 150 days notice or “for cause” by either party under certain conditions. Additionally, Redhook and Widmer have entered into a secondary agreement providing that if Widmer terminates the licensing agreement or causes it to expire before December 31, 2009, Widmer will pay the Company a lump sum payment to partially compensate the Company for capital equipment expenditures made at the New Hampshire Brewery to support Widmer’s growth. During the term of this agreement, the Company will not brew, advertise, market, or distribute any product that is labeled or advertised as a “Hefeweizen” or any similar product in the agreed upon midwest and eastern territory. Brewing and selling of Redhook’s Hefe-weizen was discontinued in conjunction with this agreement. The Company shipped 28,800 barrels and 30,600 barrels of Widmer Hefeweizen in 2007 and 2006, respectively. The Company believes that this agreement increases capacity utilization and has strengthened the Company’s product portfolio. If the Widmer licensing agreement were terminated, the Company would evaluate alternatives to utilize the excess capacity, either through new and existing Redhook products or alternative brewing relationships. If the Company is unable to utilize the capacity, the loss of revenue and the resulting excess capacity in the New Hampshire Brewery would have an adverse effect on the Company’s financial performance.

Excluding shipments of beer brewed under the contract brewing arrangement with Widmer and under the Widmer Hefeweizen licensing agreement, total Company shipments in the U.S. increased nearly 8,100 barrels, or 4.1% in 2007 as compared to 2006.

During 2007 and 2006, the Company’s products were distributed in 48 states. Shipments in the midwest and eastern United States increased by 6.4% compared to 2006 while shipments in the western United States served by Craft Brands decreased 0.6% during 2007 as compared to 2006.

Sales to Craft Brands in 2007 represented approximately 38% of total shipments, or 121,900 barrels, compared to 45%, or 122,600 barrels in 2006. Contributing most significantly to the decline in shipments in the western U.S. were an 18% decline in shipments to Colorado, due to highly competitive market pricing, a nearly 2% decline in shipments to California, where an increase in pricing appears to have negatively impacted sales, a 13% decline in Hawaii, and a 3% decline in shipments to Oregon, attributable in part to a reduction in discounting. Shipments in Washington state were up a modest 2.3% in 2007 as compared to 2006. A significant portion of the Company’s sales continue to be in the Pacific Northwest region, which the Company believes is one of the most competitive craft beer markets in the U.S., both in terms of number of market participants and consumer awareness. The Company continues to face extreme competitive pressure in Washington state, which is not only the Company’s largest market but is also its oldest market. Since 2003, the Company has experienced an 18.5% decline in sales volume in Washington state. Pricing of the Company’s products has increased and the level of promotion and discounting has declined since 2004, allowing the

Company to achieve higher revenue per barrel; however, management believes there is a direct correlation to lower sales caused by higher net pricing. During this same period, Craft Brands has continued to experience success in selling Widmer and Kona products. Although the Company enjoys the benefits of those successes through its profit-sharing arrangement with Craft Brands, the Company believes it is critical for Craft Brands to deliver success with Redhook products in addition to other products. The Company has communicated this concern to Craft Brands and is working with Craft Brands to establish new brand management throughout the portfolio of Redhook products. Craft Brands also responded to this concern by re-emphasizing its commitment to Redhook products and focusing its sales efforts on the Company’s Long Hammer IPA. Although this attention has resulted in an increase in shipments of Long Hammer IPA over 2006, shipments of the Company’s other products in the Craft Brands territory have not shown improvement in 2007 over 2006. The Company continues to work with Craft Brands management to improve performance.

Sales in the midwest and eastern United States in 2007 represented approximately 34% of total shipments, or 107,900 barrels, compared to 37%, or 101,400 barrels in 2006. Contributing most significantly to the sales growth in 2007 were increased sales to states in the southeastern U.S., offset by declines in sales in several New England and midwestern states.

Pricing and Fees.  The Company sells its product at wholesale pricing levels in the midwest and eastern U.S., at lower than wholesale pricing levels to Craft Brands in the western U.S., and at agreed-upon pricing levels for beer brewed on a contract basis.

The Company continues to sell its product at wholesale pricing levels in the midwest and eastern U.S. through sales to A-B. Average wholesale revenue per barrel for draft products, net of discounts, improved more than 4% in 2007 compared to 2006. This increase in pricing accounted for an increase of approximately $254,000 in total sales. Average wholesale revenue per barrel for bottle products, net of discounts, increased nearly 4% in 2007 compared to 2006. This increase in pricing accounted for an increase of approximately $444,000 in total sales. Management believes that most, if not all, craft brewers are reviewing their pricing strategies in response to recent increases in the costs of raw materials and the weak dollar. Seldom, if ever, have pricing changes in recent years been driven by an inflationary period. Instead, pricing changes implemented by the Company have generally followed pricing changes initiated by large domestic or import brewing companies. While the Company has implemented modest price increases during the past few years, some of the benefit has been offset by competitive promotions and discounting. The Company may experience a decline in sales in certain regions following a price increase.

The Company sells its product to Craft Brands at a price substantially below wholesale pricing levels pursuant to the Supply, Distribution and Licensing Agreement with Craft Brands; Craft Brands, in turn, advertises, markets, sells and distributes the product to wholesale outlets in the western U.S. through a distribution agreement between Craft Brands and A-B. The prices that the Company charges for draft product and for bottled product are determined by contractually defined formulas and are based on the twelve month average pricing ending September of the previous year for all Redhook and Widmer draft and bottled product sold by Craft Brands. The prices are adjusted on January 1st of each year. Average revenue per barrel for draft products sold to Craft Brands increased nearly 2% in 2007 compared to 2006. This increase in pricing accounted for an increase of approximately $60,000 in total sales. Average revenue per barrel for bottle products sold to Craft Brands decreased nearly 1% in 2007 compared to 2006 resulting in a decrease of $95,000 in total sales.

Average revenue per barrel on beer brewed on a contract basis for Widmer pursuant to the Supply, Distribution and Licensing Agreement with Craft Brands is generally at a price substantially lower than wholesale pricing levels. After the Contractual Obligation has been fulfilled pursuant to the Supply, Distribution and Licensing Agreement with Craft Brands, the price charged Widmer for any additional barrels brewed declines pursuant to the Manufacturing and Licensing Agreement with Widmer, as amended. Average revenue per barrel for draft beer brewed on a contract basis decreased approximately 4% in 2007 compared to 2006 resulting in a decrease of $132,000 in total sales. In the first quarter of 2007, the Company began shipping bottled beer under this contract brewing arrangement.

In connection with all sales through the July 1, 2004 A-B Distribution Agreement, the Company pays a Margin fee to A-B. The Margin does not apply to sales from the Company’s retail operations or to dock sales. The Margin also does not apply to the Company’s sales to Craft Brands because Craft Brands pays a comparable fee to A-B on its resale of the product. The A-B Distribution Agreement also provides that the Company shall pay the Additional Margin on shipments that exceed shipments in the same territory during fiscal 2003. During the year ended December 31, 2007, the Margin was paid to A-B on shipments totaling 107,900 barrels to 532 distribution points. During the year ended December 31, 2006, the Margin was paid to A-B on shipments totaling 101,400 barrels to 503 distribution points. Because 2007 and 2006 shipments in the midwest and eastern U.S. each exceeded 2003 shipments in the same territory, the Company paid A-B the Additional Margin on 30,000 and 23,000 barrels, respectively. The Margin is reflected as a reduction of sales in the Company’s statements of operations.

Retail Operations and Other Sales.  Sales through the Company’s retail operations and other sales increased $807,000 to $6,329,000 in 2007 from $5,522,000 in 2006, primarily as the result of an increase in beer and food sales.

Excise Taxes.  Excise taxes increased $781,000 to $5,074,000 for 2007 compared to $4,292,000 for 2006, primarily as a result of the overall increase in shipments. The Company continues to be responsible for federal and state excise taxes for all shipments, including those to Craft Brands and brewed under contract. The comparability of excise taxes as a percentage of net sales is impacted by: average revenue per barrel; the mix of sales in the midwest and eastern United States, sales to Craft Brands, sales of beer brewed on contract basis, and pub sales; and the estimated annual average federal and state excise tax rates.

Cost of Sales.  Cost of sales is comprised of direct and overhead costs incurred to produce the Company’s package and draft products, as well as expenses associated with the Company’s pub operations. Comparing 2007 to 2006, cost of sales increased by $5,867,000, increased as a percentage of net sales and increased on a per barrel basis. The increase in cost of sales was driven by an increase in the production of lower margin beer brewed on a contract basis, an increase in the cost of some raw materials and packaging materials, a higher proportion of packaged product, and an increase in production losses.

In 2007, the Company shipped an additional 38,900 barrels of beer brewed on a contract basis. In addition to the overall increase in shipments of contract beer, approximately 41% of the 2007 shipments were packaged product while 2006 shipments were entirely draft product.

While the 2007 cost of packaging increased over 2006 costs, this per barrel cost increase was compounded by an increase in 2007 year-to-date shipments of packaged product relative to total shipments. Shipments of packaged product, excluding shipments of beer brewed on a contract basis, increased to 63.7% of total shipments in 2007 from 62.7% in 2006.

According to industry and media sources, the price of barley, a primary ingredient in most beers, has increased 48% over the past 18 months. The significant price increase is apparently driven by a lower supply of barley as farmers shift their focus to growing corn, a key component of biofuels. While the Company has experienced an increase in the cost of barley over the past year, the Company’s fixed price contracts had limited that increase through August 2007 to less than 10%. The Company’s existing barley purchase contracts expired during the third quarter of 2007; the Company’s new barley supply contracts reflect current market pricing that is significantly higher than the pricing in the expired contracts. In addition to a decline in the supply of barley, the beer industry appears to also be experiencing a decline in the supply of hops, driven by a number of factors: excess supply in the 1990s led some growers to switch to more lucrative crops, resulting in an estimated 40% decrease in worldwide hop-growing acreage; poor weather in eastern Europe and Germany caused substantial hops crop losses in 2007; hops crop production in England has declined approximately 85% since the mid-1970s; and 2007 U.S., New Zealand, and Australia hops crop yields were only average. As with malted barley, the Company has fixed price purchase contracts for its specialty hops, both to assure that the Company will have the necessary supply for current and future production needs, but also to obtain favorable pricing. In 2007 and early 2008, the Company entered into fixed price purchase contracts for the Company’s key specialty hops; the Company believes that these contracts will provide a substantial portion of the requirements for this hop for the next five years. While the cost of these hops is significantly higher in some cases than the Company’s cost in prior years, management believes that securing an adequate supply is crucial in the current environment. The Company will continue to seek opportunities to secure favorable pricing for its key materials. These increases in the cost of barley and hops had a modest impact on the Company’s cost of sales and gross profit for 2007 and will likely have a significant impact on future cost of sales.

The Company’s cost of sales includes a licensing fee of $432,000 and $437,000 for 2007 and 2006, respectively, in connection with the Company’s shipment of 28,800 barrels and 30,600 barrels of Widmer Hefeweizen in the midwest and eastern United States pursuant to a licensing agreement with Widmer.

Additionally, cost of sales for 2006 reflect a payment of $124,000 from A-B for invoice costs collected by A-B from 1994 through 2005 in excess of amounts due under the 1994 A-B Distribution Alliance and the 2004 A-B Distribution Agreement.

Based upon the breweries’ combined theoretical production capacity under optimal year-round brewing conditions of 475,000 barrels and 445,000 barrels for 2007 and 2006, the utilization rates were 67% and 61%, respectively. Capacity utilization rates are calculated by dividing the Company’s total shipments by the combined theoretical production capacity.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for 2007 increased $1,993,000 to $8,841,000 from expenses of $6,848,000 for 2006. The increase is primarily attributable to costs related to the proposed merger with Widmer, salaries and related expense, sales and marketing expenditures, costs associate with Sarbanes-Oxley and SEC compliance, and stock-based compensation expense. In 2007, the Company incurred approximately $738,000 in legal, consulting, meeting and severance costs in connection with the merger discussions. Of the total, approximately $584,000 is reflected in the statement of operations as selling, general and administrative expenses, and $154,000 is attributable to payments to third parties and has been capitalized, reflected as other current assets in the balance sheet, in accordance with FASB SFAS No. 141, Business Combinations. Salaries and related expenses also increased $463,000 for 2007 as compared to 2006, and sales and marketing promotional expenditures were up $552,000 for 2007. Driven by the 2007 requirement that management must assess and report on the effectiveness of the Company’s internal control over financial reporting under Section 404(a) of the Sarbanes Oxley Act of 2002, the Company incurred additional consulting and accounting-related fees of approximately $227,000 in 2007. In May 2007, the Company issued 24,200 shares of the Company’s Common Stock to independent, non-employee directors and certain executive officers and recognized stock-based compensation expense of $169,400. Stock-based compensation expense recognized in 2006 totaled $54,000 and was attributable to stock options granted to independent, non-employee directors.

The Company promotes its products through a variety of advertising programs with its wholesalers and downstream retailers, by training and educating wholesalers and retailers about the Company’s products, through promotions and point of sales displays at local festivals, venues, and pubs, by utilizing its pubs located at the Company’s two breweries, through price discounting, and, more recently, through Craft Brands. These advertising and promotional activities frequently involve the local wholesaler sharing in the cost of the program, as permitted by law, because management believes that these cost-sharing arrangements align the interests of the Company with those of the wholesaler or retailer whose local market knowledge contributes to more effective promotions. Sharing these efforts with a wholesaler helps the Company to leverage its investment in advertising programs and gives the participating wholesaler a vested interest in the program’s success. Reimbursements from wholesalers for advertising and promotion activities are recorded as a reduction to selling, general and administrative expenses in the Company’s statements of operations. Reimbursements for pricing discounts to wholesalers are recorded as a reduction to sales. For 2007 and 2006, the wholesalers’ contribution toward these activities totaled approximately 1.25% and 1.0% of net sales, respectively. Depending on the industry and market conditions, the Company may adjust its advertising and promotional efforts in a wholesaler’s market if a change occurs in a cost-sharing arrangement.

Income from Equity Investment in Craft Brands.  After giving effect to income attributable to the Kona brand, which was shared differently between the Company and Widmer through 2006, the Craft Brands operating agreement dictates that remaining profits and losses of Craft Brands are allocated between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively. For 2007, the

Company’s share of Craft Brands’ net income totaled $2,826,000 compared to $2,655,000 for 2006. Net cash flow of Craft Brands, if any, is generally distributed monthly to the Company based on the Company’s cash flow percentage of 42%. In 2007, the Company received cash distributions of $2,538,000, representing its share of the net cash flow of Craft Brands. In 2006, the Company received cash distributions of $2,621,000.

Interest Expense.  Interest expense declined approximately $44,000 to $302,000 in 2007 from $346,000 in 2006. A declining term loan balance and a repayment of the $4.3 million balance in early December 2007 resulted in a decline in interest expense.

Other Income, net.  Other income, net increased by $134,000 to $518,000 for 2007 from $384,000 for 2006, primarily attributable to an $87,000 increase in interest income earned on interest-bearing deposits.

Income Taxes.  The Company’s provision for income taxes was a benefit of $176,000 for 2007 and an expense of $125,000 for 2006. Both periods include a provision for current state taxes. The tax benefit for 2007 and the expense for 2006 are driven by pre-tax results relative to other components of the tax provision calculation, such as the exclusion of a portion of meals and entertainment expenses from tax return deductions. In 2006, the Company decreased the valuation allowance that covers net tax operating loss carryforwards and other net deferred tax assets. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically certain federal and state NOLs that may expire before the Company is able to utilize the tax benefit. Realization of the benefit is dependent on the Company’s ability to generate future U.S. taxable income. To the extent that the Company is unable to generate adequate taxable income in future periods, the Company will not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering potentially expiring NOLs.

Craft Brands Alliance LLC

The Company has accounted for its investment in Craft Brands under the equity method, as outlined by APB No. 18, The Equity Method of Accounting for Investments in Common Stock. Pursuant to APB No. 18, the Company has recorded its share of Craft Brands’ net income in the Company’s statement of operations as income from equity investment in Craft Brands. Separate financial statements for Craft Brands are included in this Annual Report on Form 10-K in Part IV., Item 15. Exhibits and Financial Statement Schedules, in accordance with Rule 3-09 of Regulation S-X. The following summarizes a comparison of certain items from Craft Brands’ statements of operations for the years ended December 31, 2007 and 2006. Certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation. The effects of the reclassifications did not affect net income or the profit allocation.

Sales.  Sales totaled $65,358,000 for 2007 compared to $58,664,000 for 2006. In addition to selling 121,900 barrels of the Company’s product to wholesalers in the western United States in 2007 and 122,600 barrels in 2006, Craft Brands also sold Widmer and Kona products. Total Craft Brands shipments increased approximately 5.9% in 2007 as compared to shipments in 2006. Average wholesale revenue per barrel for all draft products sold by Craft Brands, net of discounts, increased nearly 4% in 2007 as compared to 2006. Average wholesale revenue per barrel for all bottle products sold by Craft Brands, net of discounts, increased approximately 4% in 2007 as compared to 2006. For 2007, average wholesale revenue per barrel for all products sold by Craft Brands was approximately 1% lower than average wholesale revenue per barrel on direct sales to wholesalers by the Company during 2007. Craft Brands also pays fees to A-B in connection with sales to A-B that are comparable to fees paid by the Company.

Cost of Sales.  Cost of sales totaled $44,088,000 for 2007 compared to $40,454,000 for 2006. The increase in cost of sales over 2006 is attributable to the 5.9% increase in shipments, an increase in prices charged by the Company and Widmer for draft product sold to Craft Brands, and a substantial increase in freight and logistics costs, slightly offset by a decrease in prices charged by the Company for bottled product sold to Craft Brands. The disproportionate increase in freight expense was attributable to an increase in fuel surcharges over 2006 as well as sales growth in Craft Brands more distant markets where the freight cost per barrel is generally higher than the average. Craft Brands purchases product from the Company and Widmer at a price substantially below wholesale pricing levels pursuant to the Supply, Distribution, and Licensing Agreement between Craft Brands and each of the Company and Widmer.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses totaled $14,559,000 for 2007 compared to $11,879,000 for 2006, reflecting all advertising, marketing and promotion efforts for the Redhook, Widmer and Kona brands. During 2007, sales and marketing costs increased approximately $2.6 million, attributable to a $687,000 reduction in the value at which Craft Brands’ promotional inventories are stated, an increase in salaries resulting from the addition of several new positions, an increase in long-term executive bonuses, and an expansion of the use of promotional materials and media in certain markets. Administrative expenses were approximately $71,000 higher than in 2006.

Net Income.  Net income totaled $6,728,000 for 2007 compared to $6,339,000 for 2006. The Company’s share of Craft Brands’ net income totaled $2,826,000 for 2007 compared to $2,655,000 for 2006. After giving effect to income attributable to the Kona brand, which was shared differently between the Company and Widmer through 2006, the Craft Brands operating agreement dictates that remaining profits and losses of Craft Brands are allocated between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

The following table sets forth, for the periods indicated, a comparison of certain items from the Company’s Statements of Operations:

	Year Ended December 31,		Increase /
	2006	2005	(Decrease)	% Change

Sales	$40,006,708	$34,520,401	$5,486,307	15.9%
Less excise taxes	4,292,324	3,421,494	870,830	25.5

Net sales	35,714,384	31,098,907	4,615,477	14.8
Cost of sales	30,918,137	27,543,639	3,374,498	12.3

Gross profit	4,796,247	3,555,268	1,240,979	34.9
Selling, general and administrative expenses	6,848,050	6,783,821	64,229	0.9
Income from equity investment in Craft Brands	2,655,248	2,391,936	263,312	11.0

Operating income (loss)	603,445	(836,617)	1,440,062	172.1
Interest expense	346,455	271,460	74,995	27.6
Other income, net	384,025	125,308	258,717	206.5

Income (loss) before income taxes	641,015	(982,769)	1,623,784	165.2
Income tax provision (benefit)	124,850	217,674	(92,824)	42.6

Net income (loss)	$516,165	$(1,200,443)	$1,716,608	143.0%

Sales.  Total sales increased $5,487,000 in 2006 compared to 2005, impacted primarily by the following factors:

•	An increase in pricing and increase in shipments in the midwest and eastern U.S. resulted in a $3,035,000 increase in sales in 2006;

•	An increase in pricing and decrease in shipments in the western U.S. (not including beer brewed on a contract basis) resulted in a $345,000 decrease in sales in 2006;

•	An increase in shipments of beer brewed on a contract basis, partially offset by a decrease in pricing of these shipments, contributed to a $2,483,000 increase in sales in 2006; and

•	Pub and other sales increased $204,000 in 2006.

Shipments.  The following table sets forth a comparison of shipments (in barrels) for the periods indicated:

	Year Ended December 31,
	2006			2005
	Draft	Bottle	Total	Draft	Bottle	Total	Increase /
	Shipments	Shipments	Shipments	Shipments	Shipments	Shipments	(Decrease)	% Change

A-B	44,600	56,800	101,400	39,700	45,400	85,100	16,300	19.2%
Craft Brands	37,200	85,400	122,600	39,900	86,600	126,500	(3,900)	(3.1)
Contract brewing	43,000	—	43,000	8,900	—	8,900	34,100	383.1
Pubs and other	3,400	1,200	4,600	3,500	1,300	4,800	(200)	(4.2)

Total shipped	128,200	143,400	271,600	92,000	133,300	225,300	46,300	20.6%

At December 31, 2006 and 2005, the Company’s products were distributed in 48 states. Total shipments increased 21% to 271,600 barrels in 2006 from 225,300 barrels in 2005, primarily driven by a substantial increase in beer brewed on a contract basis and an increase in shipments of Redhook products and Widmer Hefeweizen in the midwest and eastern U.S. Shipments of the Company’s packaged products increased 8% while shipments of the Company’s draft products increased 39%. Since the mid 1990s, the Company’s sales of bottled beer have steadily increased as a percentage of total beer sales, excluding sales related to contract brewing. This migration toward increasing bottled beer sales has continued over the past two years, with 63% of total shipments, excluding contract brewing shipments, as bottle shipments versus 62% in 2005.

Contributing significantly to the 46,300 barrel increase in the Company’s total shipments is an increase of 34,100 barrels of beer brewed at the Washington Brewery under a contract brewing arrangement with Widmer. In connection with the Supply and Distribution Agreement with Craft Brands, if shipments of the Company’s products in the Craft Brands territory decrease as compared to the previous year’s shipments, the Company has the right to brew Widmer products in an amount equal to the lower of (i) the Company’s product shipment decrease or (ii) the Widmer product shipment increase. In addition, the Company may, pursuant to a Manufacturing and Licensing Agreement with Widmer, brew more beer for Widmer than the Contractual Obligation. This Manufacturing and Licensing Agreement with Widmer expires December 31, 2007 but may be extended for an additional one-year term. Under these contract brewing arrangements, the Company brewed and shipped 43,000 barrels and 8,900 barrels of Widmer draft beer in 2006 and 2005, respectively. Of these shipments, approximately 77% of 2006 barrels were in excess of the Contractual Obligation and 20% of 2005 barrels were in excess of the Contractual Obligation. Excluding shipments under this arrangement, shipments of the Company’s draft products increased 3% in the 2006 and total Company shipments increased 6%. Driven by the Contractual Obligation as well as Widmer’s production needs, the Company anticipates that beer brewed and shipped in 2007 under the contract brewing arrangement with Widmer will increase significantly over 2006 levels. The Company expects this level of contract brewing for Widmer to end in the first half of 2008 as Widmer brings its own additional brewing capacity on line. The Company is evaluating alternatives to utilize the capacity that will become available upon the termination of the contract brewing arrangement. If the Company is unable to achieve significant growth through its own products or other alternative products, the Company may have significant unabsorbed overhead that would generate unfavorable financial results.

Also included in the Company’s total shipments is Widmer Hefeweizen brewed at the New Hampshire Brewery under a licensing arrangement with Widmer and distributed through A-B. Widmer Hefeweizen is a golden unfiltered wheat beer and is one of the leading American style Hefeweizens sold in the U.S. In 2003, the Company entered into a licensing agreement with Widmer to produce and sell the Widmer Hefeweizen brand in states east of the Mississippi River. In March 2005, the Widmer Hefeweizen distribution territory was expanded to include all of the Company’s midwest and eastern markets. Brewing of this product is conducted at the New Hampshire Brewery under the supervision and assistance of Widmer’s brewing staff to insure their brand’s quality and matching taste profile. The term of this agreement expires February 1, 2008, with additional one-year automatic renewals unless either party notifies the other of its desire to have the term expire at the end of the then existing term at least 150 days prior to such expiration. The agreement may be terminated by either party at any time without cause pursuant to 150 days notice or for cause by either party under certain conditions. Additionally, the Company and Widmer have entered into a side agreement providing that if Widmer terminates the licensing agreement or causes it to expire before December 31, 2009, Widmer will pay the Company a lump sum payment to partially compensate the Company for capital equipment expenditures made at the New Hampshire Brewery to support Widmer’s growth. During the term of this agreement, the Company will not brew, advertise, market, or distribute any product that is labeled or advertised as a “Hefeweizen” or any similar product in the agreed upon midwest and eastern territory. Brewing and selling of Redhook’s Hefe-weizen was discontinued in conjunction with this agreement. The Company believes that the agreement increases capacity utilization and has strengthened the Company’s product portfolio. The Company shipped 30,600 barrels and 25,600 barrels of Widmer Hefeweizen during 2006 and 2005, respectively; these shipments are included in the “A-B and Non-wholesalers” line in the table above. If the Widmer licensing agreement were terminated early, or if Widmer gave notice of its election to terminate the agreement according to its term on February 1, 2008, the Company would need to look to replace the lost volume, either through new and existing Redhook products or alternative brewing relationships. If the Company is unable to replace the lost Widmer volume, the loss of revenue and the resulting excess capacity in the New Hampshire Brewery would have an adverse effect on the Company’s financial performance.

Excluding shipments of beer brewed under the contract brewing arrangement with Widmer and under the Widmer Hefeweizen licensing agreement, total Company shipments, in the U.S., increased by 7,200 barrels, or 4% in 2006 as compared to 2005.

Sales in 2006 to Craft Brands represented approximately 45% of total shipments, or 122,600 barrels, compared to 56%, or 126,500 barrels in 2005. Contributing most significantly to the decline in shipments in the western U.S. were a 7% decline in shipments to California, a 3% decline in shipments to Washington State, and a 14% decline in shipments to Colorado. A significant portion of the Company’s sales continue to be in the Pacific Northwest region, which the Company believes is one of the most competitive craft beer markets in the U.S., both in terms of number of market participants and consumer awareness. The Company continues to face extreme competitive pressure in Washington State, which is not only the Company’s largest market but is also its oldest market. From 2000 through 2006, the Company has experienced a 24% decline in sales volume in Washington State. In 2006, sales of the Company’s products in the Craft Brands territory declined by 3% compared to 2005. Pricing of the company’s products has increased and the level of promotion and discounting has declined, allowing the Company to achieve higher revenue per barrel, however, management believes there is a direct correlation to lower sales caused by higher net pricing. During this same period, Craft Brands has been very successful selling the Widmer and Kona products. Although the Company enjoys the benefits of those successes through its profit-sharing arrangement with Craft Brands, the Company believes it is critical for Craft Brands to deliver success with the Redhook products in addition to the others. The Company has communicated this concern to Craft Brands, and is working with Craft Brands to establish new brand management throughout the portfolio of Redhook products. Craft Brands also responded to this concern by re-emphasizing their commitment to Redhook products and Craft Brands has set goals and objectives to improve performance of the Redhook products in 2007.

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

Average revenue per barrel on beer brewed on a contract basis for Widmer pursuant to the Supply, Distribution and Licensing Agreement with Craft Brands is generally at a price substantially lower than wholesale pricing levels. After the Contractual Obligation has been fulfilled pursuant to the Supply, Distribution and Licensing Agreement with Craft Brands, the price charged Widmer for any additional barrels brewed declines pursuant to the Manufacturing and Licensing Agreement with Widmer. This decline in price contributed to an overall 14% decline in price for beer brewed on a contract basis for Widmer in 2006.

In connection with all sales through the July 1, 2004 A-B Distribution Agreement, the Company pays a Margin fee to A-B. The Margin does not apply to sales to the Company’s retail operations or to dock sales. The Margin also does not apply to the Company’s sales to Craft Brands because Craft Brands pays a comparable fee to A-B on its resale of the product. The A-B Distribution Agreement also provides that the Company shall pay an additional fee on shipments that exceed shipments in the same territory during fiscal 2003 (the “Additional Margin”). For 2006, the Margin was paid to A-B on shipments totaling 101,400 barrels to approximately 503 distribution points. For 2005, the Margin was paid to A-B on shipments totaling, 85,100 barrels to approximately 472 distribution points. The Margin and Additional Margin is reflected as a reduction of sales in the Company’s statement of operations.

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

Cost of Sales.  Comparing 2006 and 2005, cost of sales increased 12%, or $3,374,000, yet declined on a per barrel basis. The decline on a per barrel basis is primarily attributable to a larger sales volume in 2006 than in 2005 being spread over approximately the same base of fixed and semi-variable costs. The Company’s fixed and semi-variable costs included in cost of sales are depreciation, insurance, rent on the New Hampshire Brewery, utilities, and repair and maintenance charges.

The Company’s cost of sales also includes a licensing fee of $437,000 and $399,000 for 2006 and 2005, respectively, in connection with the Company’s shipment of 30,600 and 25,600 barrels of Widmer Hefeweizen in the midwest and eastern U.S. pursuant to a licensing agreement with Widmer. Shipments of Widmer Hefeweizen to states that were included in the expanded territory in 2005 are excluded from the computation of the licensing fee due to Widmer.

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

The Company promotes its products through a variety of advertising programs with its wholesalers and downstream retailers, by training and educating wholesalers and retailers about the Company’s products, through promotions and point of sales displays at local festivals, venues, and pubs, by utilizing its pubs located at the Company’s two breweries, through price discounting, and, more recently, through Craft Brands. These advertising and promotional activities frequently involve the local wholesaler sharing in the cost of the program, as permitted by law, because management believes that these cost-sharing arrangements align the interests of the Company with those of the wholesaler or retailer whose local market knowledge contributes to more effective promotions. Sharing these efforts with a wholesaler helps the Company to leverage its investment in advertising programs and gives the participating wholesaler a vested interest in the program’s success. Reimbursements from wholesalers for advertising and promotion activities are recorded as a reduction to selling, general and administrative expenses in the Company’s statements of operations. Reimbursements for pricing discounts to wholesalers are recorded as a reduction to sales. For 2006 and 2005, the wholesalers’ contribution toward these activities totaled approximately 1.0% and 1.1% of net sales, respectively. Depending on the industry and market conditions, the Company may adjust its advertising and promotional efforts in a wholesaler’s market if a change occurs in a cost-sharing arrangement.

Income from Equity Investment in Craft Brands.  In accordance with the Craft Brands operating agreement, the Company made a $250,000 sales and marketing capital contribution to Craft Brands in 2004; the capital contribution was used by Craft Brands for expenses related to the marketing, advertising, and promotion of Redhook products (“Special Marketing Expense”). After giving effect to the allocation of the Special Marketing Expense, which was allocated 100% to the Company, and giving effect to income attributable to the Kona brand, which is shared differently between the Company and Widmer through 2006, the operating agreement dictates that remaining profits and losses of Craft Brands are allocated between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively. For the year ended December 31, 2006, the Company’s share of Craft Brands net income totaled $2,655,000. For the year ended December 31, 2005, the Company’s share of Craft Brands net income totaled $2,392,000. The Company’s 2005 share of Craft Brands’ profit was net of $135,000 of the Special Marketing Expense that had been incurred by Craft Brands during the same period and was fully allocated to the Company. As of December 31, 2005, the entire $250,000 2004 sales and marketing capital contribution made by the Company had been used by Craft Brands for designated Special Marketing Expenses and netted against Craft Brands’ profits allocated to the Company. Net cash flow of Craft Brands, if any, is generally distributed monthly to the Company based on the Company’s cash flow percentage of 42%. During 2006 and 2005, the Company received cash distributions of $2,621,000 and $2,769,000, respectively, representing its share of the net cash flow of Craft Brands.

Interest Expense.  Interest expense was $347,000 in 2006, up from $271,000 in 2005. Higher average interest rates in 2006, partially offset by a declining term loan balance, resulted in an increase in interest expense.

Other Income, Net.  Other income, net increased by $259,000 to $384,000 in 2006 compared to income of $125,000 in 2005. Results for 2006 include approximately $295,000 of interest income, an increase of

$169,000 over 2005. Results for 2005 include approximately $126,000 in interest income and $26,000 resulting from loss on the disposal of brewing equipment.

Income Taxes.  The Company’s effective income tax rate was a 19.5% expense for 2006 and a 22.0% expense for 2005. Both periods include a provision for current state taxes. In 2006, the Company decreased the valuation allowance that covers net tax operating loss carryforwards and other net deferred tax assets by $597,000. In 2005, the Company increased the valuation allowance by $502,000. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically certain federal and state NOLs that may expire before the Company is able to utilize the tax benefit. Realization of the benefit is dependent on the Company’s ability to generate future U.S. taxable income. To the extent that the Company is unable to generate adequate taxable income in future periods, the Company will not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering potentially expiring NOLs.

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

Sales.  Sales totaled $58,664,000 and $50,787,000 for the years ended December 31, 2006 and 2005. In addition to selling 122,600 barrels of the Company’s product to wholesalers in the to wholesalers in the western United States during for the year ended December 31, 2006 and 126,500 barrels for the year ended December 31, 2005, Craft Brands also sold products brewed by Widmer and Kona. Average wholesale revenue per barrel for all draft products sold by Craft Brands, net of discounts, increased approximately 3% during 2006 as compared to 2005. Average wholesale revenue per barrel for all bottle products sold by Craft Brands, net of discounts, in 2006 remained relatively unchanged as compared to 2005. For 2006, average wholesale revenue per barrel for all products sold by Craft Brands was approximately the same in comparison to 2005. Craft Brands’ sales efforts during 2006 and 2005 included a reduction in discounting on the Company’s products. Craft Brands also pays a fee to A-B in connection with sales to A-B that are comparable to fees paid by the Company.

Cost of Sales.  Cost of sales totaled $40,454,000 for the year ended December 31, 2006 and $35,030,000 for the year ended December 31, 2005. On a per barrel basis, cost of sales decreased modestly due to prices at which Craft Brands purchased product from the Company and Widmer. Craft Brands purchases product from the Company and Widmer at prices substantially below wholesale pricing levels pursuant to the Supply and Distribution Agreement between Craft Brands and each of the Company and Widmer. Craft Brands has realized a slight increase in its average freight cost per barrel over the Company’s historical costs, largely as a result of increased fuel costs. This has been somewhat offset by the use of A-B wholesaler support centers and increased Washington shipments of Widmer Hefeweizen from the Company’s facility.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses totaled $11,879,000 for the year ended December 31, 2006 and $9,708,000 for the year ended December 31, 2005, reflecting all advertising, marketing and promotion efforts for the Redhook, Widmer and Kona brands. Higher sales and marketing costs contributed to the increase from 2005 to 2006 as a result of the hiring for several new positions, the development and implementation of a web-based ordering system for wholesaler support items, the development of new packaging materials, and increased promotional activities. Selling, general and administrative expenses of Craft Brands for the first quarter of 2005 include approximately $135,000 of designated Special Marketing Expenses.

Net Income.  Net income totaled $6,339,000 for the year ended December 31, 2006 and $5,924,000 for the year ended December 31, 2005. The Company’s share of Craft Brands’ net income totaled $2,655,000 and $2,392,000 for these respective periods. After giving effect to the allocation of the Special Marketing Expense, which is allocated 100% to the Company, and giving effect to income attributable to the Kona brand, which is shared differently between the Company and Widmer through 2006, the Operating Agreement dictates that remaining profits and losses of Craft Brands are allocated between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively.

Outlook

Shipments in January 2008, including shipments of beer brewed on a contract basis and shipments of Widmer Hefeweizen in the midwest and east under the licensing agreement with Widmer, increased 4.7% to 23,900 barrels as compared to shipments of 22,850 barrels in January 2007. Excluding shipments of beer brewed on a contract basis at the Washington Brewery and shipments of Widmer Hefeweizen in the midwest and east under the licensing agreement with Widmer, shipments of Redhook products increased 1.0% in January 2008 compared to January 2007, reflecting an increase of approximately 9.3% in shipments in the midwest and eastern United States and a decrease of approximately 5.7% in the Craft Brands territory. The Company believes that sales volume for the first month of a quarter should not be relied upon as an accurate indicator of results for future periods. Sales in the craft beer industry generally reflect a degree of seasonality, with the first and fourth quarters historically being the slowest and the rest of the year typically demonstrating stronger sales. The Company has historically operated with little or no backlog and, therefore, its ability to predict sales for future periods is limited.

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

The Company had $5,527,000 and $9,435,000 of cash and cash equivalents at December 31, 2007 and 2006, respectively. At December 31, 2007, the Company had working capital of $5,714,000. The Company’s long-term debt as a percentage of total capitalization (long-term debt and common stockholders’ equity) was 0.05% at December 31, 2007 compared to 6.6% at December 31, 2006. Cash provided by operating activities totaled $1,597,000 and $4,661,000 for the years ended December 31, 2007 and 2006, respectively. Cash provided by operating activities was lower in 2007 as a result of the decline in operating results, after adjustments, and normal fluctuations in operating assets and liabilities.

When draft beer is shipped to the wholesaler, the Company collects a refundable deposit, reflected as a current liability in the Company’s balance sheets. Upon return of the keg to the Company, the deposit is refunded to the wholesaler. In conjunction with an industry trend and a policy change initiated by A-B, the Company also modified its policy, effective December 1, 2007, to increase the refundable deposit charged for each keg. The Company collected the higher refundable deposit for all shipments in December 2007 and for all kegs held by wholesalers on December 1, 2007, A-B collected the incremental deposit from the wholesaler on behalf of the Company. Although the incremental deposit was not remitted to the Company until 2008, the deposit increase was reflected in accounts receivable and refundable deposits on the Company’s balance sheet as of December 31, 2007.

The Company’s balance sheet as of December 31, 2007 reflects an increase in other current assets of approximately $839,000 as compared to December 31, 2006, primarily attributable to a $656,000 increase in refundable deposits paid to a third party vendor for leased kegs and $154,000 in legal, consulting and meeting costs incurred in connection with the proposed merger with Widmer.

During 2007, the Company’s capital expenditures totaled $1,410,000, including approximately $951,000 related to the expansion of fermentation capacity in the New Hampshire Brewery. In June 2007, the Company

brought an additional 25,000 barrels of fermentation capacity on line at the New Hampshire Brewery at a cost of nearly $1.3 million. Planned capital expenditures for fiscal year 2008 are expected to total approximately $8.8 million. Major 2008 projects include a two phase expansion of brewing and fermentation capacity at the New Hampshire Brewery for approximately $6.1 million, the purchase of additional kegs totaling approximately $1.5 million, improvements to the refrigeration, water and yeast handling systems totaling approximately $600,000. Capital expenditures will be funded with operating cash flows and debt. If the merger does not close, the Company anticipates that some of the planned capital expenditures will be delayed.

Since 1997, the Company has had an outstanding credit arrangement and term loan (the “Term Loan”) with U.S. Bank N.A. Although the Term Loan did not mature until June 2012, the Company elected to repay the outstanding Term Loan balance of $4,275,000 on December 3, 2007 in anticipation of entering into a new credit arrangement with Bank of America N.A. (see discussion below). The new credit arrangement with Bank of America provides the Company with more favorable terms than the prior Term Loan, and includes additional flexibility with respect to 2008 planned capital equipment expenditures. Additionally, because Widmer also has a prior banking relationship with Bank of America, the Company determined that changing their banking relationship prior to the closing of the merger would permit a smoother post-merger transition.

The terms of the Company’s old Term Loan with U.S. Bank required the Company to meet certain financial covenants, computed as of the end of each quarter. The Company was in compliance with all covenants through September 30, 2007, the last quarterly period in which the Company was required to comply prior to repaying the balance.

On February 15, 2008, the Company entered into a credit arrangement with Bank of America, N.A. pursuant to which a $5 million revolving line of credit is provided (the “Line of Credit”). The Line of Credit accrues interest at a rate equal to, at the Company’s option, the bank’s prime rate minus 0.50 percentage points or the 14-30 day LIBOR plus 1.25%. The Company must pay a fee of 0.20% on the unused portion of the Line of Credit. The Line of Credit is secured by the Company’s equipment and fixtures, inventory, accounts and receivables. The terms of the Line of Credit require the Company to meet certain customary financial and non-financial covenants, including a financial covenant that the Company must maintain an EBITDA of at least $2 million, as measured on a rolling 4 quarter basis. As of February 28, 2008, there was no balance outstanding on the Line of Credit, and the Company was in compliance with all covenants.

Contractual Commitments.  The Company has certain commitments, contingencies and uncertainties relating to its normal operations. As of December 31, 2007, contractual commitments associated with the Company’s long-term debt, operating leases and raw material purchase commitments are as follows (in thousands):

	Year Ended December 31,
	2008	2009	2010	2011	2012	Thereafter	Total

Long-term debt(1)	$18	$18	$12	$3	$—	$—	$51
Operating leases(2)	275	269	276	277	278	11,268	12,643
Malt and hop commitments(3)	4,024	1,889	1,613	1,245	1,042	885	10,698
Other operational commitments(4)	120	36	20	2	—	—	178

	$4,437	$2,212	$1,921	$1,527	$1,320	$12,153	$23,570

(1)	Represents annual lease payments (including portion of payments imputed as interest) on capital lease obligations. Interest on capital leases is calculated at the Company’s incremental borrowing rate at the inception of each lease.

(2)	Represents minimum aggregate future lease payments under noncancelable operating leases.

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

Certain Considerations: Issues and Uncertainties

The Company does not provide forecasts of future financial performance or sales volumes, although this Annual Report contains certain other types of forward-looking statements that involve risks and uncertainties. The Company may, in discussions of its future plans, objectives and expected performance in periodic reports filed by the Company with the Securities and Exchange Commission (or documents incorporated by reference therein) and in written and oral presentations made by the Company, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on assumptions that the Company believes are reasonable, but are by their nature inherently uncertain. In all cases, there can be no assurance that such assumptions will prove correct or that projected events will occur. Actual results could differ materially from those projected depending on a variety of factors, including, but not limited to, the successful execution of market development and other plans, the availability of financing and the issues discussed in “Item 1A. Risk Factors” above. In the event of a negative outcome of any one these factors, the trading price of the Company’s Common Stock could decline and an investment in the Company’s Common Stock could be impaired.

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

Income Taxes.  The Company records federal and state income taxes in accordance with FASB SFAS No. 109, Accounting for Income Taxes. Deferred income taxes or tax benefits reflect the tax effect of temporary differences between the amounts of assets and liabilities for financial reporting purposes and amounts as measured for tax purposes as well as for tax net operating loss and credit carryforwards.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes— an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting and disclosure requirements for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. The interpretation prescribes the minimum recognition threshold and measurement attribute required to be met before a tax position that has been taken or is expected to be taken is recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition, and clearly excludes uncertainty in income taxes from guidance prescribed by FASB No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted this interpretation on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s balance sheet or statement of operations.

As of December 31, 2007 and 2006, the Company’s deferred tax assets were primarily comprised of federal NOLs, federal and state alternative minimum tax credit carryforwards, and state NOL carryforwards. As of December 31, 2007, the Company had federal NOLs of $24.7 million, or $8.4 million tax-effected; federal and state alternative minimum tax credit carryforwards of $185,000; and state NOL carryforwards of $196,000 tax-effected. The federal NOLs expire from 2012 through 2023; the alternative minimum tax credit can be utilized to offset regular tax liabilities in future years and has no expiration date; and the state NOLs expire from 2008 through 2023. In assessing the realizability of the deferred tax assets, the Company considered both positive and negative evidence when measuring the need for a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income during the periods in which those temporary differences become deductible. The Company considered the scheduled reversal of deferred tax liabilities, projected future taxable income and other factors in making this assessment. The Company’s estimates of future taxable income take into consideration, among other items, estimates of future taxable income related to depreciation. Based upon the available evidence, the Company does not believe that all of the deferred tax assets will be realized. Accordingly, the Company’s balance sheets as of December 31, 2007 and 2006 include a valuation allowance of $1,059,000 to cover certain federal and state NOLs that may expire before the Company is able to utilize the tax benefit. To the extent that the Company continues to be unable to generate adequate taxable income in future periods, the Company will not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering potentially expiring NOLs.

There were no unrecognized tax benefits as of January 1, 2007 or December 31, 2007.

Tax years that remain open for examination by the Internal Revenue Service include 2004, 2005, 2006 and 2007. In addition, tax years from 1997 to 2003 may be subject to examination by the Internal Revenue Service to the extent that the Company utilizes the NOLs from those years in its current year or future year tax returns.

Long-Lived Assets.  The Company evaluates potential impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes procedures for review of recoverability and measurement of impairment, if necessary, of long-lived assets, goodwill and certain identifiable intangibles. When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to projected future undiscounted cash flows in addition to other quantitative and qualitative analyses. Upon indication that the carrying value of such assets may not be recoverable, the Company will recognize an impairment loss by a charge against current operations. Fixed assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. During 2007, the Company performed an analysis of its brewery assets to determine if an impairment might exist. The Company’s estimate of future undiscounted cash flows indicated that such carrying values were expected to be recovered. Nonetheless, it is possible that the estimate of future undiscounted cash flows may change in the future, resulting in the need to write down those assets to their fair value.

Investment in Craft Brands Alliance LLC.  The Company has assessed its investment in Craft Brands pursuant to the provisions of FASB Interpretation No. 46 Revised, Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51. FIN 46R clarifies the application of consolidation accounting for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest; these entities are referred to as variable interest entities. Variable interest entities within the scope of FIN 46R are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46R also requires disclosure of significant variable interests in variable interest entities for which a company is not the primary beneficiary. The Company has concluded that its investment in Craft Brands meets the definition of a variable interest entity but that the Company is not the primary beneficiary. In accordance with FIN 46R, the Company has not consolidated the financial statements of Craft Brands with the financial statements of the Company, but instead accounted for its investment in Craft Brands under the equity method, as outlined by APB No. 18, The Equity Method of Accounting for Investments in Common Stock. The equity method requires that the Company recognize its share of the net earnings of Craft Brands by increasing its investment in Craft Brands on the Company’s balance sheet and recognizing income from equity investment in the Company’s statement of operations. A cash distribution or the Company’s share of a net loss reported by Craft Brands is reflected as a decrease in investment in Craft Brands on the Company’s balance sheet. The Company does not control the amount or timing of cash distributions by Craft Brands. For the years ended December 31, 2007 and 2006, the Company recognized $2,826,000 and $2,655,000, respectively, of undistributed earnings related to its investment in Craft Brands, and received cash distributions of $2,538,000 and $2,621,000, respectively, representing its share of the net cash flow of Craft Brands. The Company’s share of the earnings of Craft Brands contributed a significant portion of income to the Company’s results of operations. The Company periodically reviews its investment in Craft Brands to insure that it complies with the guidelines prescribed by FIN 46R.

Refundable Deposits on Kegs.  The Company distributes its draft beer in kegs that are owned by the Company as well as in kegs that have been leased from third parties. Kegs that are owned by the Company are reflected in the Company’s balance sheets at cost and are depreciated over the estimated useful life of the keg. When draft beer is shipped to the wholesaler, regardless of whether the keg is owned or leased, the Company collects a refundable deposit, reflected as a current liability in the Company’s balance sheets. Upon return of the keg to the Company, the deposit is refunded to the wholesaler. When a wholesaler cannot account for some of the Company’s kegs for which it is responsible, the wholesaler pays the Company, for each keg determined to be lost, a fixed fee and also forfeits the deposit. For the years ended December 31, 2007 and 2005, the Company reduced its brewery equipment by $716,000 and $305,000, respectively, comprised of lost keg fees and forfeited deposits.

Because of the significant volume of kegs handled by each wholesaler and retailer, the similarities between kegs owned by most brewers, and the relatively low deposit collected on each keg when compared to the market value of the keg, the Company has experienced some loss of kegs and anticipates that some loss will occur in future periods. The Company believes that this is an industry-wide problem and the Company’s loss experience is typical of the industry. In order to estimate forfeited deposits attributable to lost kegs, the Company periodically uses internal records, A-B records, other third party records, and historical information to estimate the physical count of kegs held by wholesalers and A-B. These estimates affect the amount recorded as fixed assets and refundable deposits as of the date of the financial statements. The actual liability for refundable deposits could differ from estimates. For the year ended December 31, 2007, the Company decreased its refundable deposits and brewery equipment by $48,000. For the year ended December 31, 2006, the Company reduced its refundable deposits and brewery equipment by $643,000. As of December 31, 2007 and 2006, the Company’s balance sheets include $3,114,000 and $1,962,000, respectively, in refundable deposits on kegs and $655,000 and $1,534,000 in keg fixed assets, net of accumulated depreciation.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes— an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting and disclosure requirements for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. The interpretation prescribes the minimum recognition threshold and measurement attribute required to be met before a tax position that has been taken or is expected to be taken is recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition, and clearly excludes uncertainty in income taxes from guidance prescribed by FASB No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted this interpretation on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s balance sheet or statement of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 applies whenever other standards require, or permit, assets or liabilities to be measured at fair value. FASB No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In November 2007, FASB agreed to a one-year deferral of the effective date for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. Early adoption is permitted. The adoption of SFAS No. 157 as of December 31, 2006 did not have a material impact on the Company’s results of operations or financial condition.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 but early adoption is permitted. The Company is currently evaluating the requirements and impact, if any, of SFAS No. 159 and has not yet determined the impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R), which replaces SFAS No. 141, Business Combinations, requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. SFAS No. 141(R) also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this statement. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The objective of SFAS No. 141(R) is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The Company is currently evaluating the impact that SFAS No. 141(R) would have on the proposed merger with Widmer and has not yet determined the impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. The objective of SFAS No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. SFAS No. 160 also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This Statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact that SFAS No. 160 would have on the proposed merger with Widmer and has not yet determined the impact on the Company’s financial statements.

In December 2007, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on issue No. 07-1, Accounting for Collaborative Arrangements. The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF No. 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial statement balances related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF No. 07-1 applies to the entire collaborative agreement. EITF No. 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The Company does not expect this will have a significant impact on the financial statements of the Company.

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

The Company did not have any derivative financial instruments as of December 31, 2007.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Redhook Ale Brewery, Incorporated

We have audited the accompanying balance sheets of Redhook Ale Brewery, Incorporated (“the Company”) as of December 31, 2007 and 2006 and the related statements of operations, common stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redhook Ale Brewery, Incorporated as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 3 to the financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based payment arrangements to conform to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

Seattle, Washington
March 25, 2008

REDHOOK ALE BREWERY, INCORPORATED

BALANCE SHEETS

	December 31,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$5,526,843	$9,435,073
Accounts receivable, net of allowance for doubtful accounts of $95,243 and $68,808 in 2007 and 2006, respectively	3,892,737	1,842,388
Trade receivable from Craft Brands	670,469	854,507
Inventories, net	2,927,518	2,571,732
Deferred income tax asset, net	944,361	506,886
Other	1,043,034	203,594

Total current assets	15,004,962	15,414,180
Fixed assets, net	55,862,297	58,076,434
Investment in Craft Brands	415,592	127,555
Other assets	107,489	222,573

Total assets	$71,390,340	$73,840,742

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,148,613	$2,233,689
Trade payable to Craft Brands	416,116	324,900
Accrued salaries, wages and payroll taxes	1,524,240	1,547,482
Refundable deposits	3,500,200	2,153,127
Other accrued expenses	686,261	380,394
Current portion of long-term debt and capital lease obligations	15,498	464,648

Total current liabilities	9,290,928	7,104,240

Long-term debt and capital lease obligations, net of current portion	31,118	4,321,616

Deferred income tax liability, net	1,762,428	1,548,699

Other liabilities	226,123	173,768

Common stockholders’ equity:
Common stock, par value $0.005 per share, authorized, 50,000,000 shares; issued and outstanding, 8,354,239 shares in 2007 and 8,281,489 shares in 2006	41,771	41,407
Additional paid-in capital	69,303,848	68,977,402
Retained earnings (deficit)	(9,265,876)	(8,326,390)

Total common stockholders’ equity	60,079,743	60,692,419

Total liabilities and common stockholders’ equity	$71,390,340	$73,840,742

The accompanying notes are an integral part of these financial statements.

REDHOOK ALE BREWERY, INCORPORATED

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005

Sales	$46,543,501	$40,006,708	$34,520,401
Less excise taxes	5,073,564	4,292,324	3,421,494

Net sales	41,469,937	35,714,384	31,098,907
Cost of sales	36,785,214	30,918,137	27,543,639

Gross profit	4,684,723	4,796,247	3,555,268
Selling, general and administrative expenses	8,841,079	6,848,050	6,783,821
Income from equity investment in Craft Brands	2,825,928	2,655,248	2,391,936

Operating income (loss)	(1,330,428)	603,445	(836,617)
Interest expense	302,429	346,455	271,460
Other income, net	517,577	384,025	125,308

Income (loss) before income taxes	(1,115,280)	641,015	(982,769)
Income tax provision (benefit)	(175,794)	124,850	217,674

Net income (loss)	$(939,486)	$516,165	$(1,200,443)

Basic earnings (loss) per share	$(0.11)	$0.06	$(0.15)

Diluted earnings (loss) per share	$(0.11)	$0.06	$(0.15)

The accompanying notes are an integral part of these financial statements.

REDHOOK ALE BREWERY, INCORPORATED

STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY

	Common Stock		Additional		Total Common
		Par	Paid-In	Retained	Stockholders’
	Shares	Value	Capital	Deficit	Equity

Balance as of January 1, 2005	8,188,199	$40,941	$68,761,766	$(7,642,112)	$61,160,595
Issuance of common stock	34,410	172	66,243	—	66,415
Net loss	—	—	—	(1,200,443)	(1,200,443)

Balance as of December 31, 2005	8,222,609	41,113	68,828,009	(8,842,555)	60,026,567
Issuance of common stock	58,880	294	95,633	—	95,927
Stock-based compensation	—	—	53,760	—	53,760
Net income	—	—	—	516,165	516,165

Balance as of December 31, 2006	8,281,489	41,407	68,977,402	(8,326,390)	60,692,419
Issuance of common stock	48,550	243	157,167	—	157,410
Stock-based compensation	24,200	121	169,279	—	169,400
Net loss	—	—	—	(939,486)	(939,486)

Balance as of December 31, 2007	8,354,239	$41,771	$69,303,848	$(9,265,876)	$60,079,743

The accompanying notes are an integral part of these financial statements.

REDHOOK ALE BREWERY, INCORPORATED

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005

Operating Activities
Net income (loss)	$(939,486)	$516,165	$(1,200,443)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,863,124	2,999,916	2,938,088
Income from equity investment in Craft Brands less than (in excess of) cash distributions	(288,037)	(34,749)	377,195
Stock-based compensation	169,400	53,760	—
Deferred income taxes	(223,746)	95,418	176,597
(Gain) loss on disposition of fixed assets	(2,791)	—	25,631
Changes in operating assets and liabilities:
Accounts receivable	(2,050,349)	(544,984)	(173,929)
Trade receivables from Craft Brands	184,038	(156,235)	(299,565)
Inventories	(355,786)	455,988	(27,411)
Other current assets	(839,440)	299,073	3,661
Other assets	112,517	(86,146)	(131,140)
Accounts payable and other accrued expenses	1,220,791	243,062	(128,676)
Trade payable to Craft Brands	91,216	(42,690)	(63,499)
Accrued salaries, wages and payroll taxes	(23,242)	287,659	39,575
Refundable deposits	1,626,008	354,850	(85,292)
Other liabilities	52,355	219,420	58,639

Net cash provided by operating activities	1,596,572	4,660,507	1,509,431

Investing Activities
Expenditures for fixed assets	(1,409,681)	(1,295,668)	(585,392)
Proceeds from disposition of fixed assets	487,117	—	305,260
Other, net	—	—	4,961

Net cash used in investing activities	(922,564)	(1,295,668)	(275,171)

Financing Activities
Principal payments on debt and capital lease obligations	(4,739,648)	(461,302)	(454,687)
Issuance of common stock	157,410	95,927	66,415

Net cash used in financing activities	(4,582,238)	(365,375)	(388,272)

Increase (decrease) in cash and cash equivalents	(3,908,230)	2,999,464	845,988
Cash and cash equivalents:
Beginning of period	9,435,073	6,435,609	5,589,621

End of period	$5,526,843	$9,435,073	$6,435,609

Supplemental Disclosures
Cash paid for interest	$332,271	$343,629	$263,000

Cash paid for taxes	$53,000	$52,000	$42,000

Acquisition of fixed assets under capital leases	$—	$36,401	$40,852

The accompanying notes are an integral part of these financial statements.

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1.	Nature of Operations

Redhook Ale Brewery, Incorporated (the “Company” or “Redhook”) was formed in 1981 to brew and sell craft beer. The Company produces its specialty bottled and draft products in its two Company-owned breweries. The Washington Brewery, located in the Seattle suburb of Woodinville, Washington, began limited operations in late 1994 and became fully operational after additional phases of construction were completed in 1996 and 1997. The Company’s New Hampshire Brewery, located in Portsmouth, New Hampshire, began brewing operations in late 1996 and expanded its operations in 2002, 2003, 2006 and 2007 by increasing its fermentation capacity. Each brewery also operates a pub on the premises, promoting the Company’s products, offering dining and entertainment facilities, and selling retail merchandise.

Since 1997, the Company’s products have been distributed in the U.S. in 48 states. Prior to establishing a distribution relationship with Anheuser-Busch, Incorporated (“A-B”) in 1994, the Company distributed its products regionally through distributors in eight western states: Washington, California (northern), Oregon, Idaho, Montana, Wyoming, Colorado and Alaska. In October 1994, the Company entered into a distribution alliance (the “Distribution Alliance”) with A-B, consisting of a national distribution agreement and an investment by A-B in the Company (the “A-B Investment Agreement”). The Distribution Alliance gave the Company access to A-B’s national distribution network to distribute its products while existing wholesalers, many of which were part of the A-B distribution network, continued to distribute the Company’s products outside of the Distribution Alliance. Pursuant to the A-B Investment Agreement, A-B invested approximately $30 million to purchase 1,289,872 shares of the Company’s convertible redeemable Series B Preferred Stock (the “Series B Preferred Stock”) and 953,470 shares of the Company’s common stock (“Common Stock”), including 716,714 shares issued concurrent with the Company’s initial public offering.

In August 1995, the Company completed the sale of 2,193,492 shares of Common Stock through an initial public offering in addition to the 716,714 common shares purchased by A-B. The net proceeds of the offerings totaled approximately $46 million.

On July 1, 2004, the Company completed a restructuring of its ongoing relationship with A-B by executing two new agreements: an exchange and recapitalization agreement and a distribution agreement. The terms of the exchange and recapitalization agreement provided that the Company issue 1,808,243 shares of Common Stock to A-B in exchange for 1,289,872 shares of Series B Preferred Stock held by A-B. The Series B Preferred Stock, reflected on the Company’s balance sheet at approximately $16.3 million, was cancelled. In connection with the exchange, the Company also paid $2.0 million to A-B in November 2004. The terms of the new distribution agreement with A-B (the “A-B Distribution Agreement”) provided for the Company to continue to distribute its product in the midwest and eastern U.S. through A-B’s national distribution network by selling its product to A-B. The A-B Distribution Agreement has a term that expires on December 31, 2014, subject to automatic renewal for an additional ten-year period unless A-B provides written notice of non-renewal to the Company on or prior to June 30, 2014. The A-B Distribution Agreement is subject to early termination, by either party, upon the occurrence of certain events.

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

On November 13, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Widmer, pursuant to which Widmer will merge with and into Redhook. In connection with the merger, each holder of shares of common or preferred stock of Widmer will receive, in exchange for each share held, 2.1551 shares of Redhook Common Stock. Redhook security holders will continue to own their existing shares of Redhook Common Stock. The shares of Redhook Common Stock that Widmer security holders will be entitled to receive pursuant to the merger are expected to represent approximately 50% of the outstanding shares of the combined company immediately following the consummation of the merger (assuming no security holder of Widmer exercises statutory dissenters’ rights and that currently outstanding options held by Redhook employees, officers, directors, and former directors to acquire shares of Redhook Common Stock are not exercised prior to the consummation of the merger). In connection with the merger, Redhook will change its name to “Craft Brewers Alliance, Inc.”

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

The merger is subject to customary conditions to closing, including (i) regulatory approval from the Alcohol and Tobacco Tax and Trade Bureau and state licensing agencies, (ii) approval of A-B, (iii) approval by the requisite vote of Redhook shareholders of the issuance of the shares of Common Stock issuable in the merger, (iv) approval of the merger by the requisite vote of Widmer shareholders, (v) accuracy of the representations and warranties made by the parties under the Merger Agreement, (vi) compliance by the parties with their covenants, and (vii) the absence of any material adverse change to either Redhook or Widmer.

The Merger Agreement was filed as Exhibit 2.1 to the current report on Form 8-K filed on November 13, 2007.

In connection with the discussions leading up to the Merger Agreement, the Company has incurred approximately $738,000 in legal, consulting, meeting and severance costs during the year ended December 31, 2007. Of the total, approximately $584,000 is reflected in the statement of operations as selling, general and administrative expenses and $154,000 has been capitalized, reflected as other current assets in the balance sheet, in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations.

The Company adopted a Company-wide severance plan that requires the payment of severance benefits to all full-time employees, other than executive officers, in the event that an employee’s employment is terminated as a result of a merger or other business combination with Widmer Brothers Brewing Company. The Company is also party to employment arrangements with its executive officers which provide for severance payments to such officers upon termination of employment.

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Accounts Receivable

Accounts receivable is comprised of trade receivables due from wholesalers and A-B for beer and promotional product sales. Because of state liquor laws and each wholesaler’s agreement with A-B, the Company does not have collectibility issues related to the sale of its beer products. Accordingly, the Company does not regularly provide an allowance for doubtful accounts for beer sales. The Company has provided an allowance for promotional merchandise that has been invoiced to the wholesaler. This allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on historical customer experience and other currently available evidence. When a specific account is deemed uncollectible, the account is written off against the allowance. Accounts receivable on the Company’s balance sheets includes an allowance for doubtful accounts of $95,000 and $69,000 as of December 31, 2007 and 2006, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company regularly reviews its inventories for the presence of obsolete product attributed to age, seasonality and quality. Inventories that are considered obsolete are written off or adjusted to carrying value. Inventories on the Company’s balance sheets are reduced by a $109,000 and $12,000 reserve for obsolescence as of December 31, 2007 and 2006, respectively. The Company records as a non-current asset the cost of inventory for which it estimates it has more than a twelve month supply.

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

Investment in Craft Brands Alliance LLC

The Company has assessed its investment in Craft Brands pursuant to the provisions of FASB Interpretation No. 46 Revised, Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51 (“FIN 46R”). FIN 46R clarifies the application of consolidation accounting for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

interest; these entities are referred to as variable interest entities. Variable interest entities within the scope of FIN 46R are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46R also requires disclosure of significant variable interests in variable interest entities for which a company is not the primary beneficiary. The Company has concluded that its investment in Craft Brands meets the definition of a variable interest entity but that the Company is not the primary beneficiary. In accordance with FIN 46R, the Company has not consolidated the financial statements of Craft Brands with the financial statements of the Company, but instead accounted for its investment in Craft Brands under the equity method, as outlined by Accounting Principle Board Opinion (“APB”) No. 18, The Equity Method of Accounting for Investments in Common Stock. The equity method requires that the Company recognize its share of the net earnings of Craft Brands by increasing its investment in Craft Brands on the Company’s balance sheet and recognizing income from equity investment in the Company’s statement of operations. A cash distribution or the Company’s share of a net loss reported by Craft Brands is reflected as a decrease in investment in Craft Brands on the Company’s balance sheet. The Company does not control the amount or timing of cash distributions by Craft Brands. The Company will periodically review its investment in Craft Brands to ensure that it complies with the guidelines prescribed by FIN 46R.

Long-Lived Assets

The Company evaluates potential impairment of long-lived assets in accordance with FASB SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes procedures for review of recoverability and measurement of impairment, if necessary, of long-lived assets, goodwill and certain identifiable intangibles. When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to projected future undiscounted cash flows in addition to other quantitative and qualitative analyses. Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss by a charge against current operations. Fixed assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. During 2007, the Company performed an analysis of its brewery assets to determine if impairment might exist. The Company’s estimate of future undiscounted cash flows indicated that such carrying values were expected to be recovered.

Refundable Deposits on Kegs

The Company distributes its draft beer in kegs that are owned by the Company as well as in kegs that have been leased from third parties. Kegs that are owned by the Company are reflected in the Company’s balance sheets at cost and are depreciated over the estimated useful life of the keg. When draft beer is shipped to the wholesaler, regardless of whether the keg is owned or leased, the Company collects a refundable deposit, reflected as a current liability in the Company’s balance sheets. Upon return of the keg to the Company, the deposit is refunded to the wholesaler. When a wholesaler cannot account for some of the Company’s kegs for which it is responsible, the wholesaler pays the Company, for each keg determined to be lost, a fixed fee and also forfeits the deposit. For the years ended December 31, 2007 and 2005, the Company reduced its brewery equipment by $716,000 and $305,000, respectively, comprised of lost keg fees and forfeited deposits. The Company did not receive lost keg fees during the year ended December 31, 2006.

Because of the significant volume of kegs handled by each wholesaler and retailer, the similarities between kegs owned by most brewers, and the relatively low deposit collected on each keg when compared to the market value of the keg, the Company has experienced some loss of kegs and anticipates that some loss will occur in future periods. The Company believes that this is an industry-wide problem and the Company’s loss experience is typical of the industry. In order to estimate forfeited deposits attributable to lost kegs, the Company periodically uses internal records, A-B records, other third party records, and historical information to estimate the physical count of kegs held by wholesalers and A-B. These estimates affect the amount

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

recorded as fixed assets and refundable deposits as of the date of the financial statements. The actual liability for refundable deposits could differ from estimates. For the year ended December 31, 2007, the Company decreased its refundable deposits and brewery equipment by $48,000. For the year ended December 31, 2006, the Company reduced its refundable deposits and brewery equipment by $643,000. As of December 31, 2007 and 2006, the Company’s balance sheets include $3,114,000 and $1,962,000, respectively, in refundable deposits on kegs and $655,000 and $1,534,000 in keg fixed assets, net of accumulated depreciation.

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

Excise Taxes

The federal government levies excise taxes on the sale of alcoholic beverages, including beer. For brewers producing less than two million barrels of beer per calendar year, the federal excise tax is $7 per barrel on the first 60,000 barrels of beer removed for consumption or sale during the calendar year, and $18 per barrel for each barrel in excess of 60,000 barrels. Individual states also impose excise taxes on alcoholic beverages in varying amounts. As presented in the Company’s statements of operations, sales reflect the amount invoiced to A-B, wholesalers and other customers. Excise taxes due to federal and state agencies are not collected from the Company’s customers, but rather are the responsibility of the Company. Net sales, as presented in the Company’s statements of operations, are reduced by applicable federal and state excise taxes.

Shipping and Handling Costs

Costs incurred to ship the Company’s product are included in cost of sales in the Company’s statements of operations.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes— an interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 clarifies the accounting and disclosure requirements for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. The interpretation prescribes the minimum recognition threshold and measurement attribute required to be met before a tax position that has been taken or is expected to be taken is recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition, and clearly excludes uncertainty in income taxes from guidance prescribed by FASB No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted this interpretation on January 1, 2007. The

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

adoption of FIN 48 did not have a material impact on the Company’s balance sheet or statement of operations. There were no unrecognized tax benefits as of January 1, 2007 or December 31, 2007.

Penalties incurred in connection with tax matters are classified as general and administrative expenses, and interest assessments incurred in connection with tax matters are classified as interest expense.

Advertising Expenses

Advertising costs, comprised of radio, print and outdoor advertising, sponsorships and printed product information, as well as costs to produce these media, are expensed as incurred. For the years ended December 31, 2007, 2006 and 2005, advertising expenses totaling $443,000, $365,000 and $533,000, respectively, are reflected as selling, general and administrative expenses in the Company’s statements of operations.

The Company incurs costs for the promotion of its products through a variety of advertising programs with its wholesalers and downstream retailers. These costs are included in selling, general and administrative expenses and frequently involve the local wholesaler sharing in the cost of the program. Reimbursements from wholesalers for advertising and promotion activities are recorded as a reduction to selling, general and administrative expenses in the Company’s statements of operations. Reimbursements for pricing discounts to wholesalers are recorded as a reduction to sales.

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

Stock-Based Compensation

The Company maintains several stock incentive plans under which non-qualified stock options, incentive stock options and restricted stock have been granted to employees and non-employee directors. On January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, which revises SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees and directors be recognized as expense in the statement of operations based on their fair values and vesting periods. The Company is required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations.

Earnings (Loss) per Share

The Company follows SFAS No. 128, Earnings per Share. Basic earnings (loss) per share is calculated using the weighted average number of shares of Common Stock outstanding. The calculation of adjusted weighted average shares outstanding for purposes of computing diluted earnings (loss) per share includes the dilutive effect of all outstanding stock options for the periods when the Company reports net income. The calculation uses the treasury stock method and the “as if converted” method in determining the resulting incremental average equivalent shares outstanding as applicable.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 applies whenever other standards require, or permit, assets or liabilities to be measured at fair value. FASB No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In November 2007, FASB agreed to a one-year deferral of the effective date for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. Early adoption is permitted. The adoption of SFAS No. 157 as of December 31, 2006 did not have a material impact on the Company’s results of operations or financial condition.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 but early adoption is permitted. The Company is currently evaluating the requirements and impact, if any, of SFAS No. 159 and has not yet determined the impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R), which replaces SFAS No. 141, Business Combinations, requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. SFAS No. 141(R) also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this statement. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The objective of SFAS No. 141(R) is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The Company is currently evaluating the impact that SFAS No. 141(R) would have the proposed merger with Widmer and has not yet determined the impact on the Company’s financial statements.

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. The objective of SFAS No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. SFAS No. 160 also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This Statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact that SFAS No. 160 would have the proposed merger with Widmer and has not yet determined the impact on the Company’s financial statements.

In December 2007, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on issue No. 07-1, Accounting for Collaborative Arrangements. The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF No. 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement balances related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF No. 07-1 applies to the entire collaborative agreement. EITF No. 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The Company does not expect this will have a significant impact on the financial statements of the Company.

4.	Inventories

Inventories consist of the following:

	December 31,
	2007	2006

Raw materials	$537,695	$666,938
Work in process	922,157	622,352
Finished goods, net	510,461	247,333
Promotional merchandise, net	469,995	538,339
Packaging materials	487,210	496,770

	$2,927,518	$2,571,732

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

Work in process is beer held in fermentation tanks prior to the filtration and packaging process. Promotional merchandise and finished goods are reduced by a $109,000 and $12,000 reserve for obsolescence as of December 31, 2007 and 2006, respectively.

5.	Fixed Assets

Fixed assets consist of the following:

	December 31,
	2007	2006

Brewery equipment	$47,081,696	$46,387,322
Buildings	35,846,181	35,838,145
Land and improvements	4,604,130	4,601,427
Furniture, fixtures and other equipment	2,339,430	2,284,062
Vehicles	81,730	81,730
Contruction in progress	314,363	460,389

	90,267,530	89,653,075
Less accumulated depreciation and amortization	34,405,233	31,576,641

	$55,862,297	$58,076,434

As of December 31, 2007 and 2006, brewery equipment included property acquired under a capital lease with a cost of $77,000 and accumulated amortization of $34,000 and $18,000, respectively. The Company’s statement of operations for the years ended December 31, 2007 and 2006 includes $15,000 and $12,000 in amortization expense related to this leased property.

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

The Operating Agreement requires the Company to make certain capital contributions to support the operations of Craft Brands. Contemporaneous with the execution of the Operating Agreement, the Company made a 2004 sales and marketing capital contribution in the amount of $250,000. The agreement designated that this sales and marketing capital contribution be used by Craft Brands for expenses related to the marketing, advertising and promotion of the Company’s products (“Special Marketing Expense”). In February 2007 and in February 2008, the Company and Widmer amended the Operating Agreement to require an additional sales and marketing contribution in 2009 if the volume of sales of Redhook products in 2008 in the Craft Brands territory is less than 92% of the volume of sales of Redhook products in 2003 in the Craft Brands territory. Under these amendments, Redhook’s maximum 2009 sales and marketing contribution was reduced to $310,000, reflecting the Company’s commitment to expand the production capacity of its Washington and New Hampshire breweries to produce more Widmer products. Widmer also has a sales and marketing contribution under the amended Operating Agreement with similar terms that is capped at $750,000. If required, the 2009 sales and marketing contribution is due by February 1, 2009. Because sales in

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

the craft beer industry generally reflect a degree of seasonality and the Company has historically operated with little or no backlog, the Company’s ability to predict sales for future periods is limited. Accordingly, the Company cannot predict to what degree, if at all, the Company will be required to make this 2009 sales and marketing contribution. If the Company is required to make this additional sales and marketing contribution in 2009, the Company’s available cash will decrease and income from Craft Brands will decrease by the amount of the contribution, which will be allocated 100% to the Company. The Operating Agreement also obligates the Company and Widmer to make other additional capital contributions only upon the request and consent of the Craft Brands’ board of directors.

The Operating Agreement also requires the Company and Widmer to make loans to Craft Brands to assist Craft Brands in conducting its operations and meeting its obligations. To the extent that cash flow from operations and borrowings from financial institutions is not sufficient for Craft Brands to meet its obligations, the Company and Widmer are obligated to lend to Craft Brands the funds the president of Craft Brands deems necessary to meet such obligations. As of December 31, 2007 and 2006, there were no loan obligations due to the Company.

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

For the years ended December 31, 2007, 2006 and 2005, the Company’s share of Craft Brands net income totaled $2,826,000, $2,655,000 and $2,392,000, respectively. The 2005 share of Craft Brands’ profit was net of $135,000 of the Special Marketing Expense that had been incurred by Craft Brands during the same period and was fully allocated to the Company. As of December 31, 2005, the entire $250,000 2004 sales and marketing capital contribution made by the Company had been used by Craft Brands for designated Special Marketing Expenses and netted against Craft Brands’ profits allocated to the Company.

During 2007, 2006 and 2005, the Company received cash distributions of $2,538,000, $2,621,000 and $2,769,000, respectively, representing its share of the net cash flow of Craft Brands. As of December 31, 2007 and 2006, the Company’s investment in Craft Brands totaled $416,000 and $128,000, respectively.

For the year ended December 31, 2007, shipments of the Company’s products to Craft Brands represented approximately 38% of total Company shipments, or 121,900 barrels. For the year ended December 31, 2006, shipments of the Company’s products to Craft Brands represented 45% of total Company shipments, or 122,600 barrels. For the year ended December 31, 2005, shipments of the Company’s products to Craft Brands represented 56% of total Company shipments, or 126,500 barrels.

In conjunction with the sale of Redhook product to Craft Brands, the Company’s balance sheets as of December 31, 2007 and 2006 reflect a trade receivable due from Craft Brands of approximately $670,000 and $855,000, respectively. In conjunction with the sale of Redhook products in Washington state, where state liquor regulations require that the Company sell its product directly to third-party beer distributors, the Company’s balance sheets as of December 31, 2007 and 2006 reflect a trade payable to Craft Brands, based upon a contractually determined formula, of approximately $416,000 and $325,000, respectively.

Separate financial statements for Craft Brands are filed with the Company’s Form 10-K for the year ended December 31, 2007, Part IV, in Item 15. Exhibits and Financial Statement Schedules, in accordance with Rule 3-09 of Regulation S-X.

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

7.	Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following:

	December 31,
	2007	2006

Term loan, payable to bank monthly at $37,500 plus accrued interest; balance repaid December 2007	$—	$4,725,000
Various capital lease obligations	46,616	61,264

	46,616	4,786,264

Less current portion, term loan	—	(450,000)
Less current portion, capital leases	(15,498)	(14,648)

Less total current portion of term loan and capital leases	(15,498)	(464,648)

Long-term portion of term loan and capital leases	$31,118	$4,321,616

The Company made interest payments totaling $332,000, $344,000, and $263,000, for the years ended December 31, 2007, 2006 and 2005, respectively.

Term Loan

Since 1995, the Company has had a credit agreement with a bank under which a term loan, which originated in 1997 (the “Term Loan”), had been provided. Although the credit agreement was amended in June 2006 to extend the maturity date from June 2007 to June 2012, the Company elected to repay the outstanding Term Loan balance of $4,275,000 on December 3, 2007. The Term Loan was secured by substantially all of the Company’s assets. Interest on the Term Loan accrued at London Inter Bank Offered Rate (“LIBOR”) plus 1.75% and the Company had the option to fix the applicable interest rate for up to twelve months by selecting LIBOR for one- to twelve- month periods as a base. The credit agreement provided that the termination of the A-B Distribution Agreement for any reason would have constituted an event of default under the credit agreement and the bank would have had the option to declare the entire outstanding loan balance immediately due and payable. The terms of the credit agreement required the Company to meet certain financial covenants, computed as of the end of each quarter. The Company was in compliance with all covenants through September 30, 2007, the last quarterly period in which the Company was required to comply prior to repaying the balance.

Capital Leases Obligations

The Company has acquired small production equipment under various capital leases. As of December 31, 2007, future minimum lease payments under capital leases are as follows:

2008	$17,854
2009	17,854
2010	11,710
2011	3,669
Thereafter	—

Total minimum lease payments	51,087
Less amount representing interest	(4,471)

Present value of minimum lease payments	$46,616

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

Interest on each capital lease is calculated at the Company’s incremental borrowing rate at the inception of each lease.

8.	Common Stockholders’ Equity

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

On July 1, 2004, the Company issued 1,808,243 shares of Common Stock to A-B in exchange for 1,289,872 shares of Series B Preferred Stock held by A-B. The Series B Preferred Stock was cancelled. A-B was also granted certain contractual registration rights with respect to the shares of Common Stock held by A-B. In connection with the exchange, the Company paid $2,000,000 to A-B in November 2004. The impact of this exchange and recapitalization on the balance sheet as of December 31, 2004 was to reduce convertible preferred stock by $16,300,000, increase Common Stock by $9,000, increase additional paid-in capital by $14,200,000 and reduce cash by $2,000,000. As of December 31, 2007 and 2006, A-B held 33.1% and 33.3% of the Company’s outstanding shares of Common Stock, respectively.

In conjunction with the exercise of stock options granted under the Company’s stock option plans, the Company issued 48,550 shares of the Company’s Common Stock and received proceeds on exercise totaling $157,000 during the year ended December 31, 2007. During the year ended December 31, 2006, the Company issued 58,880 shares of Common Stock and received proceeds on exercise totaling $150,000.

Following shareholder approval of the 2007 Stock Incentive Plan at the May 22, 2007 Annual Meeting of Shareholders, the board of directors approved the following fully-vested stock grants under the 2007 Plan: 2,300 shares of Common Stock to each independent, non-employee director, 10,000 shares of Common Stock to the Chief Executive Officer Paul Shipman, and 5,000 shares of Common Stock to President David Mickelson. In conjunction with these stock grants, the Company issued 24,200 shares of Common Stock and recognized stock-based compensation expense of $169,000 in the year ended December 31, 2007.

Shareholder Rights Agreement

The Company’s shareholder rights agreement, which was adopted by the board of directors in September 1995 and subsequently amended in May 1999 and May 2004, expired on September 22, 2005.

Stock Plans

The Company maintains several stock incentive plans under which non-qualified stock options, incentive stock options and restricted stock are granted to employees and non-employee directors. The Company issues new shares of Common Stock upon exercise of stock options.

The Company maintains the 1992 Stock Incentive Plan, as amended (the “1992 Plan”) and the Amended and Restated Directors Stock Option Plan (the “Directors Plan”) under which non-qualified stock options and incentive stock options were granted to employees and non-employee directors through October 2002. Employee options were generally designated to vest over a five-year period while director options became exercisable six months after the grant date. Vested options are generally exercisable for ten years from the date of grant. Although the 1992 Plan and the Directors Plan both expired in October 2002, preventing further option grants, the provisions of these plans remain in effect until all options terminate or are exercised.

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company’s shareholders approved the 2002 Stock Option Plan (the “2002 Plan”) in May 2002. The 2002 Plan provides for granting of non-qualified stock options and incentive stock options to employees, non-employee directors and independent consultants or advisors. The compensation committee of the board of directors administers the 2002 Plan, determining to whom options are to be granted, the number of shares of Common Stock for which the options are exercisable, the purchase prices of such shares, and all other terms and conditions. Options granted to employees of the Company in 2002 under the 2002 Plan were designated to vest over a five-year period, and options granted to the Company’s directors in 2002, 2003, 2004 and 2005 under the 2002 Plan became exercisable six months after the grant date. Options were granted at an exercise price equal to fair market value of the underlying Common Stock on the grant date and terminate on the tenth anniversary of the grant date. Options granted in 2006 under the 2002 Plan were granted to the Company’s directors (other than A-B designated directors) at an exercise price less than the fair market value of the underlying Common Stock on the grant date. These options were immediately exercisable and each grantee exercised his option to purchase this Common Stock on the same day as the grant. The maximum number of shares of Common Stock for which options may be granted during the term of the 2002 Plan is 346,000.

The 2007 Stock Incentive Plan (the “2007 Plan”) was adopted by the board of directors and approved by the shareholders in May 2007. The 2007 Plan provides for stock options, restricted stock, restricted stock units, performance awards and stock appreciation rights. While incentive stock options may only be granted to employees, awards other than incentive stock options may be granted to employees and directors. The 2007 Plan is administered by the compensation committee of the board of directors. A maximum of 100,000 shares of Common Stock are authorized for issuance under the 2007 Plan.

The Company has reserved approximately 865,000 shares of Common Stock for future issuance in connection with the exercise of outstanding options to purchase Common Stock as well as grants of Common Stock under the 2007 Plan.

Accounting for Stock-Based Compensation

Overview

Prior to the January 1, 2006 adoption of SFAS No. 123R, Share-Based Payment, the Company accounted for its employee and director stock-based compensation plans using the intrinsic value method, as prescribed by APB No. 25, Accounting for Stock Issued to Employees. Under the intrinsic value method, no stock-based compensation expense was recognized in the Company’s statement of operations because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying Common Stock on the date of grant. As permitted, for all periods prior to January 1, 2006, the Company elected to adopt the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148.

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

On January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, which revises SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

and directors be recognized as expense in the statement of operations based on their fair values and vesting periods. The Company is required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations. The Company elected to follow the “modified prospective” transition method, one of two methods prescribed by the standard, for implementing SFAS No. 123R. Under the modified prospective method, compensation cost is recognized beginning with the effective date (i) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (ii) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. No compensation expense was recognized in 2007 or 2006 for stock options outstanding as of December 31, 2005 because these options were fully vested prior to the January 1, 2006 adoption of SFAS No. 123R.

Stock-Based Compensation Expense

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

On May 22, 2007, the board of directors approved a grant of 2,300 shares of fully-vested Common Stock to each independent, non-employee director, 10,000 shares of fully-vested Common Stock to the Chief Executive Officer Paul Shipman, and 5,000 shares of fully-vested Common Stock to President David Mickelson under the 2007 Plan. In conjunction with these stock grants, the Company issued 24,200 shares of Common Stock and recognized stock-based compensation expense of $169,000 in the Company’s statement of operations for the year ended December 31, 2007. There were no other grants of Common Stock or options to purchase Common Stock in 2007.

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net loss and loss per share for the year ended December 31, 2005 had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology as prescribed by the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148. Stock compensation disclosure for the years ended December 31, 2007 and 2006 is not presented below because, in accordance with SFAS No. 123R, any expense is required to be recognized in the financial statements.

Year Ended
December 31,
2005

Net loss as reported	$(1,200,443)
Add: Stock compensation as reported under APB 25	—
Less: Stock-based employee compensation expense determined under the fair value based method for all options, net of related tax effects	(244,585)

Pro forma net loss	$(1,445,028)

Net loss per share
Basic
As reported	$(0.15)
Proforma	$(0.18)
Diluted
As reported	$(0.15)
Proforma	$(0.18)

The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact) was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2006	2005

Expected life (years)	0 yrs.	5 yrs.
Risk-free interest rate	4.70%	3.88%
Expected volatility rate	0.00%	46.0%
Expected dividend yield	0.00%	0.0%

The fair value of Common Stock and options granted in 2006 and 2005 was estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted average assumptions:

	2006	2005

Total number of options granted	14,000	16,000
Estimated fair value of each option granted	$3.84	$1.24
Total estimated fair value of all options granted	$54,000	$20,000

The expected term of the options represents the estimated period of time until exercise and was based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The risk-free interest rate was based on the implied yield currently available on U.S. Treasury securities with an equivalent remaining term. Prior to the adoption of SFAS No. 123R, expected stock price volatility was estimated using only historical volatility. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future. Because the 2006 grant of options to purchase Common Stock were immediately exercised by the director grantees, the expected life of the option and the stock price volatility were known and not estimated. Refer to the table of options currently outstanding below for the weighted average exercise price for options granted during 2007, 2006 and 2005.

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

Stock Option Plan Activity

Presented below is a summary of stock option plans’ activity for the years shown:

		Weighted	Weighted
		Average	Average
	Shares	Exercise	Remaining	Aggregate
	Subject to	Price per	Contractual	Intrinsic
	Options	Share	Life (Years)	Value

Outstanding at January 1, 2005	1,054,530	$3.43	5.89	$624,841
Granted	16,000	$3.15
Exercised	(34,410)	$1.93
Canceled	(189,800)	$4.92

Outstanding at December 31, 2005	846,320	$3.15	5.08	$700,258
Granted	14,000	$0.01
Exercised	(58,880)	$1.63
Canceled	(18,000)	$17.04

Outstanding at December 31, 2006	783,440	$2.89	4.10	$1,950,534
Granted	—	$—
Exercised	(48,550)	$3.24
Canceled	(45,750)	$7.23

Outstanding at December 31, 2007	689,140	$2.57	3.33	$2,809,485

Exercisable at December 31, 2007	689,140	$2.57	3.33	$2,809,485

The aggregate intrinsic value of the outstanding stock options is calculated as the difference between the stock closing price as reported by Nasdaq on of the last day of the period and the exercise price of the shares. The applicable stock closing prices as of December 31, 2007, 2006, 2005 were $6.65, $5.20 and $3.17, respectively. The applicable stock closing price as of January 1, 2005 was $3.51. For 2007 and 2006, there was no unrecognized stock-based compensation expense related to unvested stock options. The total intrinsic value of stock options exercised in 2007, 2006 and 2005 was $168,000, $125,000 and $38,000, respectively. The total fair value of options vested in 2006 was $54,000.

The following table summarizes information for options currently outstanding and exercisable at December 31, 2007:

				Average	Weighted
			Number	Remaining	Average
			Outstanding &	Contractual Life	Exercise
Range of Exercise Prices			Exercisable	(Yrs)	Price

$1.485	to	$1.815	8,000	2.89	$1.650
$1.816	to	$1.865	322,540	3.59	$1.865
$1.866	to	$2.180	142,434	4.69	$2.028
$2.181	to	$3.150	34,666	6.46	$2.768
$3.151	to	$5.730	181,500	1.21	$4.263

$1.485	to	$5.730	689,140	3.33	$2.573

Under the terms of the Company’s incentive stock option plans, employees and directors may be granted options to purchase the Company’s Common Stock at the market price on the date the option is granted. Under these stock option plans, stock options granted at less than the fair market value on the date of grant

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

are considered to be non-qualified stock options rather than incentive stock options. At December 31, 2007, 2006 and 2005, a total of 99,959, 95,959 and 109,559 options, respectively, were available for future grants under the 2002 plan.

9.	Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Year Ended December 31,
	2007	2006	2005

Numerator for basic and diluted net income (loss) per share — net income (loss)	$(939,486)	$516,165	$(1,200,443)

Denominator for basic net income (loss) per share — weighted average common shares outstanding	8,331,445	8,250,613	8,206,219
Dilutive effect of stock options on weighted average common shares	—	274,542	—

Denominator for diluted net income (loss) per share	8,331,445	8,525,155	8,206,219

Basic net income (loss) per share	$(0.11)	$0.06	$(0.15)

Diluted net income (loss) per share	$(0.11)	$0.06	$(0.15)

The outstanding stock options have been excluded from the calculation of diluted loss per share for the years ended December 31, 2007 and 2005 because their effect is antidilutive.

10.	Income Taxes

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2007	2006	2005

Current	$47,952	$29,432	$41,077
Deferred	(223,746)	95,418	176,597

Income tax provision (benefit)	$(175,794)	$124,850	$217,674

Current tax expense is attributable to state taxes and the federal alternative minimum tax. The Company paid income, equity and franchise taxes totaling $53,000, $52,000 and $42,000 during 2007, 2006 and 2005, respectively.

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

A reconciliation between the U.S. federal statutory tax rate and the Company’s effective tax rate is presented below:

	Year Ended December 31,
	2007	2006	2005

Federal statutory rate	(34.0)%	34.0%	(34.0)%
State taxes, net of federal benefit	(2.3)	2.9	(2.9)
Permanent differences, primarily meals and entertainment	7.2	11.6	6.8
Merger expenses	13.3	—
Other items, net	—	11.7	1.1
Adjustment to deferred tax asset tax rate	—	52.4	—
Valuation allowance	—	(93.1)	51.1

Effective income tax rate	(15.8)%	19.5%	22.1%

The Company assessed the tax rate utilized to record its deferred tax assets and liabilities during 2006. As a result of this assessment the deferred tax assets and liabilities were adjusted by $337,000 for a 52.4% effect on the net effective income tax rate.

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	Year Ended December 31,
	2007	2006

Deferred tax liabilities:
Tax-over-book depreciation	$9,058,807	$9,760,169
Other	—	—

	9,058,807	9,760,169
Deferred tax assets:
NOL and AMT credit carryforwards	8,781,504	9,405,515
Other	518,558	372,163
Valuation allowance	(1,059,322)	(1,059,322)

	8,240,740	8,718,356

Net deferred tax liability	$818,067	$1,041,813

Deferred income tax liability, net	$1,762,428	$1,548,699
Deferred income tax asset, net	944,361	506,886

Net deferred tax liability	$818,067	$1,041,813

As of December 31, 2007 and 2006, the Company’s deferred tax assets were primarily comprised of federal net operating loss carryforwards (“NOLs”), federal and state alternative minimum tax credit carryforwards, and state NOL carryforwards. As of December 31, 2007, the Company had federal NOLs of $24.7 million, or $8.4 million tax-effected; federal and state alternative minimum tax credit carryforwards of $185,000; and state NOL carryforwards of $196,000 tax-effected. The federal NOLs expire from 2012 through 2023; the alternative minimum tax credit can be utilized to offset regular tax liabilities in future years and has no expiration date; and the state NOLs expire from 2008 through 2023. In assessing the realizability of the deferred tax assets, the Company considered both positive and negative evidence when measuring the need for a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the existence of, or

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

generation of, taxable income during the periods in which those temporary differences become deductible. The Company considered the scheduled reversal of deferred tax liabilities, projected future taxable income and other factors in making this assessment. The Company’s estimates of future taxable income take into consideration, among other items, estimates of future taxable income related to depreciation. Based upon the available evidence, the Company does not believe that all of the deferred tax assets will be realized. Accordingly, the Company’s balance sheets as of December 31, 2007 and 2006 include a valuation allowance of $1,059,000 to cover certain federal and state NOLs that may expire before the Company is able to utilize the tax benefit. To the extent that the Company continues to be unable to generate adequate taxable income in future periods, the Company will not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering potentially expiring NOLs.

There were no unrecognized tax benefits as of January 1, 2007 or December 31, 2007.

Historically, the Company has not incurred any interest or penalties associated with tax matters and no interest or penalties were recognized during the year ended December 31, 2007. However, the Company has adopted a policy whereby penalties incurred in connection with tax matters will be classified as general and administrative expenses, and interest assessments incurred in connection with tax matters will be classified as interest expense.

Tax years that remain open for examination by the Internal Revenue Service include 2004, 2005, 2006 and 2007. In addition, tax years from 1997 to 2003 may be subject to examination by the Internal Revenue Service to the extent that the Company utilizes the NOLs from those years in its current year or future year tax returns.

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

Minimum aggregate future lease payments under non-cancelable operating leases as of December 31, 2007 are as follows:

2008	$274,621
2009	268,921
2010	275,730
2011	278,154
2012	277,520
Thereafter	11,267,525

$12,642,471

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

Rent expense under all operating leases, including short-term rentals as well as cancelable and noncancelable operating leases, totaled $686,000, $558,000 and $508,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company periodically enters into commitments to purchase certain raw materials in the normal course of business. Furthermore, the Company has entered into purchase commitments to ensure it has the necessary supply of malt and hops to meet future production requirements. Certain of the malt and hop commitments are for crop years through 2012. The Company believes that malt and hop commitments in excess of future requirements, if any, will not have a material impact on its financial condition or results of operations.

Aggregate payments under unrecorded, unconditional purchase commitments as of December 31, 2007 are as follows:

2008	$4,024,461
2009	1,888,969
2010	1,613,170
2011	1,245,150
2012	1,041,990
Thereafter	884,490

$10,698,230

The Company leases corporate office space to an unrelated party. The lease agreement expires in 2009. The Company recognized rental income for the years ended December 31, 2007, 2006 and 2005 of $193,000, $194,000 and $167,000, respectively. Future minimum lease rentals under the agreement total $386,000.

12.	Employee Benefit Plan

The Company maintains a 401(k) savings plan for employees age 21 years or older with at least six months of service. Employee contributions may not exceed a specific dollar amount determined by law and rules of the Internal Revenue Service. The Company matches 100% of each dollar contributed by a participant, with a maximum matching contribution of 4% of a participant’s eligible compensation. In order to be eligible for the matching contribution, the participant must have been employed by the Company on the last day of the calendar year and worked 1,000 or more hours. The Company’s matching contributions to the plan vest incrementally over five years of service by the employee. The Company’s contributions to the plan totaled $216,000, $195,000 and $167,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

The Company’s most significant wholesaler, K&L Distributors, Inc. (“K&L”), is responsible for distribution of the Company’s products in most of King County, Washington, which includes Seattle. K&L accounted for approximately 8%, 11% and 12% of total sales volume in 2007, 2006 and 2005, respectively. Shipments of the Company’s product to K&L during 2007, 2006 and 2005 were marketed through Craft Brands. Due to state liquor regulations, the Company sells its product in Washington State directly to third-party beer distributors and returns a portion of the revenue to Craft Brands based upon a contractually determined formula.

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

For the year ended December 31, 2007, sales to A-B through the A-B Distribution Agreement represented 41% of total sales during the same period, or $19,101,000. For the year ended December 31, 2006, sales to A-B through the A-B Distribution Agreement represented 43% of total sales during the same period, or $17,159,000. For the year ended December 31, 2005, sales to A-B through the A-B Distribution Agreement represented 41% of total sales during the same period, or $14,124,000.

In connection with all sales through the July 1, 2004 A-B Distribution Agreement, the Company pays a Margin fee to A-B. The Margin does not apply to sales to the Company’s retail operations or to dock sales. The Margin also does not apply to the Company’s sales to Craft Brands because Craft Brands pays a comparable fee on its resale of the product. The A-B Distribution Agreement also provides that the Company shall pay an additional fee on shipments that exceed shipments for the same territory during fiscal 2003 (the “Additional Margin”). During the year ended December 31, 2007, the Margin was paid to A-B on shipments totaling 107,900 barrels to 532 distribution points. During the year ended December 31, 2006, the Margin was paid to A-B on shipments totaling 101,400 barrels to 503 distribution points. During the year ended December 31, 2005, the Margin was paid to A-B on shipments totaling 85,100 barrels to 472 distribution points. Because 2007, 2006 and 2005 shipments in the midwest and eastern U.S. each exceeded 2003 shipments in the same territory, the Company paid A-B the Additional Margin on 30,000, 23,000 and 7,000 barrels, respectively. The Margin is reflected as a reduction of sales in the Company’s statements of operations.

In connection with all sales through the A-B Distribution Agreement since July 1, 2004, the Company also pays additional fees to A-B related to administration and handling. Invoicing costs, staging costs, cooperage handling charges and inventory manager fees are reflected in cost of sales in the Company’s statement of operations. These fees collectively totaled approximately $150,000, $129,000, and $249,000 for the years ended December 31, 2007, 2006 and 2005, respectively. These fees were lower in 2006 compared to prior years as the Company recognized a refund of $124,000 from A-B in 2006 from overbilled invoicing costs from 1995 through 2005.

In certain instances, the Company may ship its product to A-B wholesaler support centers rather than directly to the wholesaler. Wholesaler support centers assist the Company by consolidating small wholesaler orders with orders of other A-B products prior to shipping to the wholesaler. A wholesaler support center fee of $171,000, $158,000 and $32,000 is reflected in cost of sales in the Company’s statements of operations for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company purchased certain materials through A-B totaling $9,608,000, $7,308,000 and $5,942,000 in 2007, 2006 and 2005, respectively.

In December 2003, the Company entered into a purchase and sale agreement with A-B for the purchase of the Pacific Ridge brand, trademark and related intellectual property. In consideration, the Company agreed to pay A-B a fee for 20 years based upon the shipments of the brand by the Company. A fee of $71,000, $80,000, $83,000 is reflected in cost of sales in the Company’s statements of operations for the years ended December 31, 2007, 2006 and 2005, respectively.

In conjunction with the shipment of its products to wholesalers, the Company collects refundable deposits on its pallets. In certain circumstances when the pallets are returned to the Company, A-B may return the deposit to the wholesaler. In May 2005, the Company reimbursed A-B approximately $881,000 for these pallet deposits.

The Company periodically leases kegs from A-B pursuant to an October 2001 letter of agreement. A lease and handling fee of $88,000, $79,000 and $32,000 is reflected in cost of sales in the Company’s statements of operations for the years ended December 31, 2007, 2006 and 2005, respectively.

In connection with the shipment of its draft products to wholesalers through the A-B Distribution Agreement, the Company collects refundable deposits on its kegs. Because wholesalers generally hold an inventory of the Company’s kegs at their warehouse and in retail establishments, A-B assists in monitoring the

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

inventory of kegs to insure that the wholesaler can account for all kegs shipped. When a wholesaler cannot account for some of the Company’s kegs for which it is responsible, the wholesaler pays the Company, for each keg determined to be lost, a fixed fee and also forfeits the deposit. For the years ended December 31, 2007 and 2005, the Company reduced its brewery equipment by $716,000 and $305,000, respectively, comprised of lost keg fees and forfeited deposits. The Company did not receive lost keg fees during the year ended December 31, 2006.

In 2005, the Company began using a proprietary A-B production planning system, customized for the Company’s processes. Fees of $269,000 for the customization, implementation and use of the system were paid to A-B and reflected in the statement of operations for the year ended December 31, 2005.

As of December 31, 2007, the net amount due from A-B was $1,098,000. As of December 31, 2006, the net amount due to A-B was $247,000. As of December 31, 2005, the net amount due from A-B was $163,000. The unusually large 2007 balance due from A-B was largely attributable to keg deposits collected by A-B from wholesalers in connection with a December 1, 2007 deposit increase.

In 2003, the Company entered into a licensing agreement with Widmer to produce and sell the Widmer Hefeweizen brand in states east of the Mississippi River. In March 2005, the Widmer Hefeweizen distribution territory was expanded to include all of the Company’s midwest and eastern markets. Brewing of this product is conducted at the New Hampshire Brewery under the supervision and assistance of Widmer’s brewing staff to insure their brand’s quality and matching taste profile. The term of this agreement automatically renewed on February 1, 2008 for an additional one-year term expiring on February 1, 2009. The agreement term provides for additional one-year automatic renewals unless either party notifies the other of its desire to have the term expire at the end of the then existing term at least 150 days prior to such expiration. The agreement may be terminated by either party at any time without cause pursuant to 150 days notice or for cause by either party under certain conditions. Additionally, Redhook and Widmer have entered into a secondary agreement providing that if Widmer terminates the licensing agreement or causes it to expire before December 31, 2009, Widmer will pay the Company a lump sum payment to partially compensate the Company for capital equipment expenditures made at the New Hampshire Brewery to support Widmer’s growth. During the term of this agreement, Redhook will not brew, advertise, market, or distribute any product that is labeled or advertised as a “Hefeweizen” or any similar product in the agreed upon midwest and eastern territory. Brewing and selling of Redhook’s Hefe-weizen was discontinued in conjunction with this agreement. The Company believes that the agreement increases capacity utilization and has strengthened the Company’s product portfolio. The Company shipped 28,800, 30,600 and 25,600 barrels of Widmer Hefeweizen during the years ended December 31, 2007, 2006 and 2005, respectively. A licensing fee of $432,000, $437,000 and $399,000 is reflected in cost of sales in the Company’s statement of operations for the years ended December 31, 2007, 2006 and 2005, respectively.

In connection with a contract brewing arrangement, the Company brewed and shipped 81,900, 43,000 and 8,900 barrels of Widmer draft and bottled product during the years ended December 31, 2007, 2006 and 2005. Pursuant to the Supply, Distribution and Licensing Agreement with Craft Brands, if shipments of the Company’s products in the western U.S. decrease as compared to the previous year’s shipments, the Company has the right to brew Widmer products in an amount equal to the lower of (i) the Company’s product shipment decrease or (ii) the Widmer product shipment increase. In addition, the Company may, pursuant to a Manufacturing and Licensing Agreement with Widmer, brew more beer for Widmer than the amount obligated by the Supply, Distribution and Licensing Agreement with Craft Brands. The Manufacturing and Licensing Agreement, as amended, has an expiration date of December 31, 2008.

In 2007, the Company leased Company-owned kegs to Widmer. Approximately $16,000 is reflected in the Company’s statement of operation for the year ended December 31, 2007.

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007 and 2006, the net amount due from Widmer was $93,000 and $30,000, respectively.

14.	Subsequent Events

On February 15, 2008, the Company entered into a credit arrangement with Bank of America, N.A. pursuant to which a $5 million revolving line of credit is provided (the “Line of Credit”). The Line of Credit accrues interest at a rate equal to, at the Company’s option, the bank’s prime rate minus 0.50 percentage points or the 14-30 day LIBOR plus 1.25%. The Company must pay a fee of 0.20% on the unused portion of the Line of Credit. The Line of Credit is secured by the Company’s equipment and fixtures, inventory, accounts and receivables. The terms of the Line of Credit require the Company to meet certain customary financial and non-financial covenants, including a financial covenant that the Company must maintain an EBITDA of at least $2 million, as measured on a rolling 4 quarter basis. As of February 28, 2008, there was no balance outstanding on the Line of Credit.

15.	Quarterly Financial Data (Unaudited)

	2007 Quarter Ended				2006 Quarter Ended
	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
	(In thousands, except per share amounts)

Sales	$11,160	$12,357	$13,470	$9,557	$9,381	$10,813	$11,144	$8,669
Less excise taxes	1,207	1,285	1,567	1,014	1,046	1,169	1,187	890

Net sales	9,953	11,072	11,903	8,543	8,335	9,644	9,957	7,779
Cost of sales	9,478	9,654	9,848	7,806	7,554	8,012	8,110	7,242

Gross profit	475	1,418	2,055	737	781	1,632	1,847	537
Selling, general and administrative expenses	2,231	2,430	2,144	2,036	1,557	1,777	1,800	1,714
Income from equity investment in Craft Brands	616	562	970	678	579	743	819	514

Operating income (loss)	(1,140)	(450)	881	(621)	(197)	598	866	(663)
Interest expense	56	81	82	83	88	92	84	83
Other income, net	113	121	170	115	185	57	88	54

Income (loss) before income taxes	(1,083)	(410)	969	(589)	(100)	563	870	(692)
Income tax provision (benefit)	(224)	(121)	436	(265)	(93)	199	11	8

Net income (loss)	$(859)	$(289)	$533	$(324)	$(7)	$364	$859	$(700)

Basic earnings (loss) per share	$(0.10)	$(0.03)	$0.06	$(0.04)	$—	$0.04	$0.10	$(0.09)

Diluted earnings (loss) per share	$(0.10)	$(0.03)	$0.06	$(0.04)	$—	$0.04	$0.10	$(0.09)

Barrels shipped	75.8	80.0	95.8	65.3	64.7	72.9	76.0	58.0

Because the quarterly financial data computations reflect rounding, the sum of the quarters may not equal the full year results.

Seasonality

Sales of the Company’s products generally reflect a degree of seasonality, with the first and fourth quarters historically being the slowest and the rest of the year typically demonstrating stronger sales. The Company’s sales volume may also be affected by weather conditions. Therefore, the Company’s results for any quarter may not be indicative of the results that may be achieved for the full fiscal year.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Disclosure Controls and Procedures

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

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer, President and Chief Operating Officer, and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management believes that key controls are in place and the disclosure controls are functioning properly as of December 31, 2007.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance of achieving the desired control objectives. In addition, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2007, no changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by Exchange Act Rule 13a-15 or 15d-15 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 12a-15. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of the Company’s financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect the Company’s transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of the Company’s financial statements; providing reasonable assurance that receipts and expenditures are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on the Company’s financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company’s financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Security and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.	Other Information

None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

The response to this Item is contained in part in the Company’s definitive proxy statement for its 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”) under the captions “Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and the information contained therein is incorporated herein by reference.

Information regarding executive officers is set forth herein in Part I., Item 4A, under the caption “Executive Officers of the Company.”

The Company has adopted a Code of Conduct (code of ethics) applicable to all employees, including the principal executive officer, principal financial officer, principal accounting officer and directors. A copy of the Code of Conduct is available on the Company’s website at www.Redhook.com (select About Redhook — Investor Relations — Governance — Highlights). Any waivers of the code for the Company’s directors or executive officers will be approved by the Board of Directors. The Company will disclose any such waivers on a current report on Form 8-K within four business days after the waiver is approved.

Item 11.	Executive Compensation

The response to this Item is contained in the 2008 Proxy Statement under the caption “Executive Compensation” and the information contained therein is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following is a summary as of December 31, 2007 of all equity compensation plans of the Company that provide for the issuance of equity securities as compensation. See Note 8 to the Financial Statements — Common Stockholders’ Equity for additional discussion.

Number of Securities
Remaining Available
for Future Issuance
	Number to be Issued	Weighted Average	Under Equity
	Upon Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding Securities
Plan Category	Options and Rights (a)	Options and Rights (b)	Reflected in Column (a))(c)

Equity compensation plans approved by security holders	689,140	$2.57	175,759
Equity compensation plans not approved by security holders	—	—	—

Total	689,140	$2.57	175,759

The remaining response to this Item is contained in part in the 2008 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and the information contained therein is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this Item is contained in the 2008 Proxy Statement under the caption “Certain Transactions” and “Board of Directors — Director Independence” and the information contained therein is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The response to this Item is contained in the 2008 Proxy Statement under the caption “Proposal No. 3 — Appointment of Independent Registered Public Accounting Firm” and the information contained therein is incorporated herein by reference.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

3.	Exhibits

The following exhibits are filed with or incorporated by reference into this report pursuant to Item 601 of Regulation S-K:

EXHIBIT NO. 2 Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession

2.1	Agreement and Plan of Merger between the Registrant and Widmer Brothers Brewing Company, dated November 13, 2007 (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 13, 2007)

2.2	Form of Lock-Up Agreement to be delivered by certain of the shareholders of Widmer Brothers Brewing Company (incorporated by reference from Exhibit B to the Agreement and Plan of Merger dated November 13, 2007, between the Registrant and Widmer Brothers Brewing Company, which was filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 13, 2007)

EXHIBIT NO. 3 Articles of Incorporation or Bylaws

3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004)

3.2	Amended and Restated Bylaws of the Registrant, dated November 30, 2007 (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 5, 2007)

EXHIBIT NO. 10 Material Contracts

10.1	Amended and Restated Directors Stock Option Plan (incorporated by reference from Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, No. 33-94166)

10.2	Amendment dated as of February 27, 1996 to Amended and Restated Directors Stock Option Plan (incorporated by reference from Exhibit 10.32 to the Registrant’s Form 10-Q for the quarter ended June 30, 1996)

10.3	Form of Stock Option Agreement for the Directors Stock Option Plan (incorporated by reference from Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2004)

10.4	1992 Stock Incentive Plan, approved October 20, 1992, as amended, October 11, 1994 and May 25, 1995 (incorporated by reference from Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, No. 33-94166)

10.5	Amendment dated as of July 25, 1996 to 1992 Stock Incentive Plan, as amended (incorporated by reference from Exhibit 10.33 to the Registrant’s Form 10-Q for the quarter ended June 30, 1996)

10.6	Amendment dated as of February 27, 1996 to the 1992 Stock Incentive Plan, as amended (incorporated by reference from Exhibit 10.31 to the Registrant’s Form 10-Q for the quarter ended June 30, 1996)

10.7	Form of Stock Option Agreement for the 1992 Stock Incentive Plan, as amended (incorporated by reference from Exhibit 10.8 to the Registrant’s Form 10-K for the year ended December 31, 2004)

10.8	2002 Stock Option Plan (incorporated by reference from the Addendum to the Registrant’s Proxy Statement for its 2002 Annual Meeting of Shareholders)

10.9	Form of Stock Option Agreement (Directors Grants) for the 2002 Stock Option Plan (incorporated by reference from Exhibit 10.10 to the Registrant’s Form 10-K for the year ended December 31, 2004)

10.10	Form of Stock Option Agreement (Executive Officer Grants) for the 2002 Stock Option Plan (incorporated by reference from Exhibit 10.11 to the Registrant’s Form 10-K for the year ended December 31, 2004)

10.11	2007 Stock Incentive Plan (incorporated by reference from the Addendum to the Registrant’s Proxy Statement for its 2007 Annual Meeting of Shareholders)

10.12	Letter of agreement regarding employment between the Registrant and Paul Shipman, dated June 23, 2005 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 28, 2005)

10.13	Employment Agreement between Registrant and Paul S. Shipman, dated November 19, 2007 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 21, 2007)

10.14	Amended and Restated Employment Agreement between the Registrant and Paul S. Shipman, dated February 13, 2008 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 19, 2008)

10.15	Letter of agreement regarding employment between the Registrant and David Mickelson, dated June 23, 2005 (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 28, 2005)

10.16	Letter of agreement regarding employment between the Registrant and Allen L. Triplett, dated December 6, 2005 (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 7, 2005)

10.17	Letter of agreement regarding employment between the Registrant and Gerard C. Prial, dated December 6, 2005 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 7, 2005)

10.18	Letter of agreement regarding employment between the Registrant and Gerard C. Prial, dated February 12, 2008 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 12, 2008)

10.19	Letter of agreement regarding employment between the Registrant and Jay T. Caldwell, dated December 10, 2007 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 12, 2007)

10.20	Summary Sheet of Director Compensation and Executive Cash Compensation

10.21	Purchasing Agreement dated as of November 21, 2002, between the Registrant and Anheuser-Busch, Incorporated (incorporated by reference from Exhibit 10.21 to the Registrant’s Form 10-K for the year ended December 31, 2002)

10.22	Sublease between Pease Development Authority as Sublessor and the Registrant as Sublessee, dated May 30, 1995 (incorporated by reference from Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, No. 33-94166)

10.23	Assignment of Sublease and Assumption Agreement dated as of July 1, 1995, between the Registrant and Redhook of New Hampshire, Inc. (incorporated by reference from Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1, No. 33-94166)

10.24	Amended and Restated Credit Agreement between U.S. Bank of Washington, National Association and the Registrant, dated June 5, 1995 (incorporated by reference from Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, No. 33-94166)

10.25	First Amendment dated as of July 25, 1996, to Amended and Restated Credit Agreement between U.S. Bank of Washington, National Association and the Registrant, dated June 5, 1995 (incorporated by reference from Exhibit 10.34 to the Registrant’s Form 10-Q for the quarter ended September 30, 1996, No. 0-26542)

10.26	Second Amendment to Amended and Restated Credit Agreement between U.S. Bank of Washington, National Association and the Registrant, dated September 15, 1997 (incorporated by reference from Exhibit 10.35 to the Registrant’s Form 10-Q for the quarter ended September 30, 1997, No. 0-26542)

10.27	Third Amendment to Amended and Restated Credit Agreement between U.S. Bank of Washington, National Association and the Registrant, dated February 22, 1999 (incorporated by reference from Exhibit 10.38 to the Registrant’s Form 10-Q for the quarter ended March 31, 1999)

10.28	Fourth Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and the Registrant, dated August 10, 2000 (incorporated by reference from Exhibit 10.42 to the Registrant’s Form 10-Q for the quarter ended September 30, 2000)

10.29	Fifth Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and the Registrant, dated June 19, 2001 (incorporated by reference from Exhibit 10.44 to the Registrant’s Form 10-Q for the quarter ended June 30, 2001)

10.30	Sixth Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and the Registrant, dated December 31, 2001 (incorporated by reference from Exhibit 10.45 to the Registrant’s Form 10-K for the year ended December 31, 2001)

10.31	Seventh Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and the Registrant, dated June 21, 2002 (incorporated by reference from Exhibit 10.47 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002)

10.32	Eighth Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and the Registrant, dated March 18, 2003 (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2003)

10.33	Ninth Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and the Registrant, dated as of October 31, 2003 (incorporated by reference from Exhibit 10.34 to the Registrant’s Form 10-K for the year ended December 31, 2003)

10.34	Tenth Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and the Registrant, dated as of February 9, 2004 (incorporated by reference from Exhibit 10.35 to the Registrant’s Form 10-K for the year ended December 31, 2003)

10.35	Eleventh Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and the Registrant, dated as of September 28, 2004 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 26, 2004)

10.36	Twelfth Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and the Registrant, dated as of January 30, 2006 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 15, 2006)

10.37	Thirteenth Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and the Registrant, dated as of June 5, 2006 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 8, 2006)

10.38	Loan agreement between the Registrant and Bank of America, N.A., dated February 15, 2008 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 19, 2008)

10.39	Exchange and Recapitalization Agreement dated as of June 30, 2004 between the Registrant and Anheuser-Busch, Incorporated (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2004)

10.40†	Master Distributor Agreement dated as of July 1, 2004 between the Registrant and Anheuser-Busch, Incorporated (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 2, 2004)

10.41	Registration Rights Agreement dated as of July 1, 2004 between the Registrant and Anheuser-Busch, Incorporated (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 2, 2004)

10.42†	Supply, Distribution and Licensing Agreement dated as of July 1, 2004 between the Registrant and Craft Brands Alliance LLC (incorporated by reference from Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 2, 2004)

10.43†	Master Distributor Agreement dated as of July 1, 2004 between Craft Brands Alliance LLC and Anheuser-Busch, Incorporated (incorporated by reference from Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on July 2, 2004)

10.43†	Licensing Agreement dated as of February 1, 2003 between the Registrant and Widmer Brothers Brewing Company (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q for quarter ended March 31, 2006)

10.44	Amendment No. 1 to Licensing Agreement between Redhook Ale Brewery and Widmer Brothers Brewing Company, dated as of June 2005

10.45	Amendment No. 2 to Licensing Agreement between Redhook Ale Brewery and Widmer Brothers Brewing Company, dated as of March 1, 2008

10.46	Manufacturing and Licensing Agreement between the Registrant and Widmer Brothers Brewing Company, dated as of August 28, 2006 (incorporated by reference from Exhibit 10.54 to the Form 10-K for the year ended December 31, 2006)

10.47	Amendment No. 1 to Manufacturing and Licensing Agreement between the Registrant and Widmer Brothers Brewing Company, dated as of December 31, 2006 (incorporated by reference from Exhibit 10.55 to the Form 10-K for the year ended December 31, 2006)

10.48	Amended and Restated Manufacturing and Licensing Agreement between the Registrant and Widmer Brothers Brewing Company, dated February 28, 2008

EXHIBIT NO. 21

21.1	Subsidiaries of the Registrant (Incorporated by reference from Exhibit 21.1 to the Company’s Registration Statement on Form S-1, No. 33-94166)

EXHIBIT NO. 23. Consents of Experts and Counsel

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm

EXHIBIT NO. 31 Certifications

31.1	Certification of Chief Executive Officer of Redhook Ale Brewery, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of President and Chief Operating Officer of Redhook Ale Brewery, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Financial Officer of Redhook Ale Brewery, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Redhook Ale Brewery, Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of President and Chief Operating Officer of Redhook Ale Brewery, Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Chief Financial Officer of Redhook Ale Brewery, Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment has been requested with respect to portions of this exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Woodinville, State of Washington, on March 26, 2008.

REDHOOK ALE BREWERY, INCORPORATED

By	/s/ JAY T. CALDWELL
Jay T. Caldwell
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul S. Shipman Paul S. Shipman	Executive Officer and Chairman of the Board (Principal Executive Officer)	March 26, 2008

/s/ David J. Mickelson David J. Mickelson	President and Chief Operating Officer (Principal Executive Officer)	March 26, 2008

/s/ Jay T. Caldwell Jay T. Caldwell	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 26, 2008

/s/ Frank H. Clement Frank H. Clement	Director	March 26, 2008

/s/ John W. Glick John W. Glick	Director	March 26, 2008

/s/ David R. Lord David R. Lord	Director	March 26, 2008

/s/ Michael Loughran Michael Loughran	Director	March 26, 2008

/s/ John D. Rogers, Jr. John D. Rogers, Jr.	Director	March 26, 2008

/s/ Anthony J. Short Anthony J. Short	Director	March 26, 2008

In accordance with Rule 3-09 of Regulation S-X, separate financial statements for Craft Brands Alliance LLC are provided as a financial statement schedule.

CRAFT BRANDS ALLIANCE LLC
REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTANTS
and
FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Members and Board of Directors
Craft Brands Alliance LLC

We have audited the accompanying balance sheets of Craft Brands Alliance LLC as of December 31, 2007 and 2006, and the related statements of income, members’ equity and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Craft Brands Alliance LLC at December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

Seattle, Washington
March 25, 2008

CRAFT BRANDS ALLIANCE LLC

BALANCE SHEETS

	December 31,
	2007	2006

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,033,993	$—
Accounts receivable, less allowance for doubtful accounts of $10,000 for 2007 and 2006	5,635,207	4,587,486
Inventory	1,099,638	1,959,801
Prepaid expenses	148,638	258,775

Current assets	7,917,476	6,806,062
FIXED ASSETS, net	193,161	67,290
OTHER ASSETS, net	36,667	102,667

TOTAL ASSETS	$8,147,304	$6,976,019

LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES
Bank overdraft	$—	$308,477
Accounts payable	5,254,738	4,712,043
Other accrued expenses	1,899,859	1,647,872

Current liabilities	7,154,597	6,668,392
COMMITMENTS (NOTE 6)
MEMBERS’ EQUITY	992,707	307,627

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$8,147,304	$6,976,019

CRAFT BRANDS ALLIANCE LLC

STATEMENTS OF INCOME

	Years Ended December 31,
	2007	2006

SALES	$65,358,336	$58,664,324
COST OF SALES	44,087,569	40,453,726

Gross profit	21,270,767	18,210,598
OPERATING EXPENSES	14,559,331	11,878,976

Income from operations	6,711,436	6,331,622

OTHER INCOME (EXPENSE)
Interest expense	(1,664)	(117)
Miscellaneous income	18,630	7,125

Total other income (expense)	16,966	7,008

NET INCOME	$6,728,402	$6,338,630

CRAFT BRANDS ALLIANCE LLC

STATEMENT OF MEMBERS’ EQUITY

BALANCE, December 31, 2005	$222,273
Net income	6,338,630
Profit distributions to members	(6,253,276)

BALANCE, December 31, 2006	307,627
Net income	6,728,402
Profit distributions to members	(6,043,322)

BALANCE, December 31, 2007	$992,707

CRAFT BRANDS ALLIANCE LLC

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,728,402	$6,338,630
Depreciation expense	29,847	9,608
Amortization expense	11,000	7,333
Change in assets and liabilities
Accounts receivable, net	(1,047,721)	(1,778,855)
Inventory	860,163	(821,143)
Prepaid expenses	110,137	(104,451)
Cash received from glass molds	55,000	—
Purchase of glass molds	—	(110,000)
Accounts payable and other accrued expenses	486,205	2,578,465

Net cash from operating activities	7,233,033	6,119,587

CASH FLOWS FROM INVESTMENT ACTIVITIES
Fixed asset additions	(155,718)	(43,442)

CASH FLOWS FROM FINANCING ACTIVITIES
Profit distribution	(6,043,322)	(6,253,276)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	1,033,993	(177,131)
CASH AND CASH EQUIVALENTS, beginning of year	—	177,131

CASH AND CASH EQUIVALENTS, end of year	$1,033,993	$—

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$1,664	$117

CRAFT BRANDS ALLIANCE LLC

NOTES TO FINANCIAL STATEMENTS

NOTE 1 —	COMPANY OPERATING AGREEMENT

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

The Members products are currently distributed in the following common states: Alaska, Arizona, California, Colorado, Hawaii, Idaho, Montana, New Mexico, Nevada, Oregon, Utah, Washington, and Wyoming (the “Initial Territory”). The Members have determined that it would create certain efficiencies and synergies for the Members to consolidate certain marketing, advertising, sales, distribution, and related operations and to jointly market, advertise, sell, and distribute their respective products in the Initial Territory. The Members intend for the Company to market, advertise, sell, and distribute the products in the Initial Territory on an exclusive basis; provided that in the state of Washington, (1) Company will receive orders for products from A-B Wholesalers, (2) Company will assign the orders to Widmer or Redhook, and (3) the products will be sold and distributed directly by Redhook and Widmer to A-B wholesalers located in Washington. The products will continue to be distributed through A-B.

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

The Kona Brewery LLC products are distributed through the Company via Widmer Brothers Brewing Company since Widmer holds the distribution rights to the Kona brand and the Company holds the distribution rights to the Widmer products which is inclusive of Kona products.

Limited Liability Company Profit Distribution — The profit is distributed between Widmer and Redhook at a 58% and 42% split, respectively. This calculation is completed after the Kona profit is determined, which is based on Kona’s volume percentage of the total Company sales volume. The Kona percentage is then multiplied by the income total and is distributed by 70%/30% split in 2004 between Widmer and Redhook, respectively. The Kona profitability split changes each year, 65%/35% in 2005 to 60%/40% in 2006 until 2007, when the split is the 58%/42% income distribution for Widmer and Redhook, respectively, as it is for all products according to the Agreement. The remaining income is then shared between the Members at the above-mentioned split. The profit distribution is paid to the members monthly once the financial statements are finalized. The profit distribution may be lower than the monthly income generated if additional working capital is required to satisfy the Company’s needs. Profit distributions will not be declared and paid unless, as reasonably determined by the Board of Directors of the Company after the distribution is made, the assets of the Company will be in excess of all liabilities, except liabilities to Members on account of their contributions, and the Company is able to pay its debts as they become due in the ordinary course of business.

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

The Agreement remains in effect until December 31, 2014, and renews automatically for an additional ten-year period unless terminated by either party upon at least six months prior written notice. In addition, either party may terminate the Agreement at any time upon 30 days to 6 months prior written notice in the event of default of either party’s performance if the default issue is not cured within the specified time frame. Also, A-B can terminate the Agreement immediately if there are changes in ownership, control or incompatible conduct on the part of the Company which is not remedied within the required time.

A-B is also due an Incremental Margin Fee which is derived from the quarterly volume in the given year compared to the 2003 base volume. Any volume gain over the 2003 base volume is multiplied by the Incremental Margin Fee rate and remitted to A-B within 45 days of the end of the quarter. The Company recognized a 46% increase in the total Incremental Margin Fees paid in 2007 over 2006. The Incremental Margin Fee rate is updated annually.

CRAFT BRANDS ALLIANCE LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 2 — DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of operations — Craft Brands Alliance LLC was formed on July 1, 2004 in Oregon by Widmer Brothers Brewing Company and Redhook Ale Brewery, Incorporated. The Company represents three malt beverage brands — Widmer, Redhook and Kona in 13 western states, including Alaska, Arizona, California, Colorado, Hawaii, Idaho, Montana, Nevada, New Mexico, Oregon, Utah, and Wyoming, acting as a sales representative, marketing firm and wholesaler for the breweries in this area. In the state of Washington, the Company acts as the sales and marketing representative for all three brands, but shipments are made direct from the breweries to the A-B wholesalers due to state law with the net margin payable to the Company. Approximately 73% of the sales volume for the Company is from the California and Oregon markets in both 2007 and 2006.

Consolidation — Due to FASB Interpretation Number 46 (FIN 46) — Consolidation of Variable Interest Entities, Craft Brands Alliance LLC financial statements will be consolidated with Widmer Brothers Brewing Company for reporting purposes. The decision to consolidate at the Widmer company level is due to their control of the Company, based on the greater than 50% profit share for Widmer since the number of board seats and ownership percentage is equal between the Company’s Members.

Cash equivalents — All highly-liquid investment instruments with a remaining maturity of three months or less when purchased are considered to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value.

Accounts receivable — Sales are made to approved customers on an open account basis, subject to established credit limits, and generally no collateral is required. Accounts receivable are stated at an amount management expects to collect. The Company has recorded an allowance for doubtful accounts of $10,000 at December 31, 2007 and 2006. This allowance is based on management’s evaluation of outstanding accounts receivable at the end of the period.

Inventory — At December 31, 2007 and 2006, inventory includes only point of sale and promotional merchandise items. The inventory items are based on the average cost method and are stated at the lower of cost or market. These inventory items are classified as finished goods when received. During 2007, the Company reevaluated the future utility of certain inventory items and wrote down inventory by recording a lower of cost or market allowance of approximately $687,000.

Inventory consists of the following:

	2007	2006

Merchandise/Point of Sale	$1,099,638	$1,959,801

Fixed Assets — Property and equipment are stated at cost and depreciated over their estimated useful lives using straight-line and accelerated methods. Estimated useful lives range from 5 to 20 years for equipment. The Company truck was purchased in 2007 which is stated at cost and depreciated over its useful life of 5 years. Repairs and maintenance are expensed as incurred; renewals and betterments are capitalized. Upon disposal of equipment, the accounts are relieved of the costs and related accumulated depreciation, and resulting gains or losses are reflected in operations.

Fixed assets are reviewed for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Disposal of Long-Lived Assets. The Company assesses impairment of property, plant and equipment whenever changes in circumstances indicate the carrying values of the assets may not be recoverable.

CRAFT BRANDS ALLIANCE LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

Fixed assets consist of the following:

	2007	2006

Office and data processing equipment	$169,787	$83,209
General Equipment	48,878	—
Truck	20,262	—
Accumulated depreciation	(45,766)	(15,919)

	$193,161	$67,290

Other assets — In 2006, the Company invested in two new glassware molds for $110,000 to create proprietary glassware to be utilized in the market. One of the glassware molds was refunded in 2007 as a part of the agreement with the vendor. The glass mold agreement stated that once all inventory was produced and shipped from the vendor’s warehouse, the vendor would refund the glass mold investment. The $60,000 mold was credited in 2007 with $5,000 in amortization expense reversed. The glassware molds are amortized using the straight-line method over five years. The accumulated amortization was $11,000 and $7,333 for the years ended December 31, 2007 and 2006, respectively.

Income taxes — Craft Brands Alliance LLC is a limited liability company that was established as a partnership and is not required to pay any income taxes, due to the entity type. The Members owning the Company will be required to report all income and associated taxes on their financial reports and tax filings.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, (“FIN No. 48”). FIN No. 48 clarifies the accounting and disclosure requirements for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. The interpretation prescribes the minimum recognition threshold and measurement attribute required to be met before a tax position that has been taken or is expected to be taken is recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition, and clearly excludes uncertainty in income taxes from guidance prescribed by FASB No. 5, Accounting for Contingencies. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted this interpretation on January 1, 2007. The adoption of FIN No. 48 did not result in the recognition of any uncertain tax benefits at January 1, 2007 or December 31, 2007.

In the event penalties are incurred in connection with tax matters they would be classified as general and administrative expenses, and interest assessments incurred in connection with tax matters would be classified as interest expense.

Tax years that remain open for examination by the Internal Revenue Service include 2004, 2005, 2006, and 2007.

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

CRAFT BRANDS ALLIANCE LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

Substantially all of the Company’s revenues and receivables for the years ended December 31, 2007 and 2006 are from related parties. Related party receivables are disclosed in Note 3.

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

Revenue recognition — The Company recognizes revenue from product sales, when the products are shipped to customers. Although title and risk of loss do not transfer until delivery of the Company’s products to A-B, or the A-B distributor, the Company recognizes revenue upon shipment rather than when title passes because the time between shipment and delivery is short and product damage claims and returns are immaterial. The Company recognizes revenue on retail sales at the time of sale. The Company recognizes revenue from events at the time of the event.

Shipping and handling costs — Shipping and handling costs incurred by the Company are included as a component of cost of sales in the Statements of Income.

Research and Development Expense — The Company expenses research and development costs when incurred. Research and development costs during 2007 and 2006 were $94,711 and $191,942, respectively.

Advertising — The Company expenses advertising costs when incurred. Advertising expense during the years ended 2007 and 2006 totaled $1,883,000 and $1,313,000, respectively.

Reclassification — The Company has made a reclassification to reduce sales and cost of sales of $10,725,000 and $10,433,000 to properly reflect the net vs. gross presentation for sales transactions in the state of Washington for the years ended December 31, 2007 and 2006, respectively. This is due to the fact the source breweries, Kona, Redhook and Widmer, ship directly to the A-B wholesalers to maintain the small brewers tax exemption for products sold within Washington. Previously, the Company was recording the sale and costs of sale transaction within their specified area in accordance with the Company Operating Agreement. This reclassification had no impact on the Company’s operating results.

The Company has also made a reclassification to increase cost of sales and reduce royalty expense by $358,000 in the Company’s statement of income for the year ended December 31, 2006. The amount represents royalty payments under a licensing agreement that had been classified as a component of other income (expense) in the prior year. This reclassification had no impact on the Company’s reported net income.

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

	For the Year Ended 2007
	Widmer	Redhook	Kona	A-B	Total

Payables	$3,280,564	$666,188	$293,626	$459,851	$4,700,229
Receivables	$313,652	$416,116	$181,317	$4,716,412	$5,627,497

	For the Year Ended 2006
	Widmer	Redhook	Kona	A-B	Total

Payables	$2,229,198	$854,507	$552,617	$323,369	$3,959,691
Receivables	$526,111	$324,900	$75,912	$3,648,334	$4,575,257

NOTE 4 —	MEMBERS’ EQUITY

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

As required by the Operating Agreement, Redhook made an additional capital contribution due to lower than expected volume results for 2003, which totaled $250,000. These dollars must be used to market, advertise, promote, and invest directly into the Redhook brand within the established territory. $114,772 of Redhook marketing expense was used to promote the brand during the six-month period ended December 31, 2004, leaving a $135,228 balance, which was invested in the Redhook brand during 2005. No additional capital contribution was made in 2006 or 2007.

The Operating Agreement requires a sales and marketing contribution in 2009 if the volume of sales of Redhook or Widmer products in 2008 in the Initial Territory is less than 92% of the volume of sales of Redhook or Widmer products in 2003 in the Initial Territory.

NOTE 5 —	RETIREMENT PLAN

The Company established a deferred compensation retirement plan, which covers employees that are at least 18 years of age and with greater than three months of service. Under the terms of the plan, participating employees may defer a portion of their gross wages. The Company has a discretionary match that is stated as 50% of the employee’s contributions up to 6% of their gross wages. The Company funded $180,283 for the year ended 2007 and $146,818 in employer contributions for the period ended 2006.

NOTE 6 —	COMMITMENTS

The Company has made commitments with a sports team, stadium and an annual cycling event. The Portland PGE park sponsorship commitment totals $58,350, $60,100 and $61,900 in 2008, 2009 and 2010, respectively. The PGE sponsorship provides an exclusive marketing partnership for craft beer within the stadium. The Idaho Steelheads hockey team receives $25,000 in 2008, $20,000 in 2009 and $10,000 in 2010 in exchange for promotional signage. The final commitment is with the Cycle Oregon event held each fall.

CRAFT BRANDS ALLIANCE LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company provides promotional material, beer and $5,000 per year for years 2008 through 2010 in return for the sponsorship exposure associated with this event.

The Company leases a building for its point of sale warehouse that provides storage, staging and shipping functionality. The building lease is with an unrelated party and expires on July 31, 2011. The Company pays $9,353 per month plus is responsible for 16% of the common area charges within the month.

The Company also has an operating lease for a forklift that is used in the point of sale facility to move inventory product. The lease cost $501 per month and expires on June 1, 2011.

Future minimum payments under all noncancelable-operating leases are as follows:

2008	$152,474
2009	155,902
2010	159,433
2011	94,620
2012	—
Thereafter	—

$562,429

The rent expense totaled approximately $178,700 in 2007 and $20,500 in 2006.

NOTE 7 —	SUBSEQUENT EVENTS

The Company’s Members have entered into a merger agreement as of November 13, 2007. The Craft Brands Alliance LLC would dissolve into the Redhook Ale Brewery Inc once the merger is closed according to the executed merger agreement. It is anticipated the merger will close in the first half of 2008.