Form 10-K/A
period 2007-12-31
REDHOOK ALE BREWERY INC
filed 2008-04-03
CIK 892222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 0-26542
REDHOOK ALE BREWERY, INCORPORATED
(Exact name of registrant as specified in its charter)

Washington (State of incorporation)	91-1141254 (I.R.S. Employer Identification Number)

14300 NE 145th Street, Suite 210 Woodinville, Washington (Address of principal executive offices)	98072-6950 (Zip Code)
(425) 483-3232
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.005 Per Share	The NASDAQ Stock Market LLC
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

EXPLANATORY NOTE
Redhook Ale Brewery, Incorporated (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its annual report on Form 10-K, initially filed with the Securities and Exchange Commission on March 26, 2008 (the “Original Filing”), solely to refile the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”), which inadvertently omitted certain required information not previously required to be contained in the Section 302 Certifications. No other changes are being made to the Original Filing.

PART IV.
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report are as follows:
     3. Exhibits
          The required exhibits are included at the end of this report and are described in the Exhibit Index.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Woodinville, State of Washington, on April 3, 2008.

REDHOOK ALE BREWERY, INCORPORATED
By:	/s/ Jay T. Caldwell
Jay T. Caldwell, Chief Financial Officer and Treasurer

EXHIBIT INDEX
The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

2.1	Agreement and Plan of Merger between the Registrant and Widmer Brothers Brewing Company, dated November 13, 2007 (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 13, 2007)
2.2	Form of Lock-Up Agreement to be delivered by certain of the shareholders of Widmer Brothers Brewing Company (incorporated by reference from Exhibit B to the Agreement and Plan of Merger dated November 13, 2007, between the Registrant and Widmer Brothers Brewing Company, which was filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 13, 2007)
3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004)
3.2	Amended and Restated Bylaws of the Registrant, dated November 30, 2007 (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 5, 2007)
10.1	Amended and Restated Directors Stock Option Plan (incorporated by reference from Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, No. 33-94166)
10.2	Amendment dated as of February 27, 1996 to Amended and Restated Directors Stock Option Plan (incorporated by reference from Exhibit 10.32 to the Registrant’s Form 10-Q for the quarter ended June 30, 1996)
10.3	Form of Stock Option Agreement for the Directors Stock Option Plan (incorporated by reference from Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2004)
10.4	1992 Stock Incentive Plan, approved October 20, 1992, as amended, October 11, 1994 and May 25, 1995 (incorporated by reference from Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, No. 33-94166)
10.5	Amendment dated as of July 25, 1996 to 1992 Stock Incentive Plan, as amended (incorporated by reference from Exhibit 10.33 to the Registrant’s Form 10-Q for the quarter ended June 30, 1996)
10.6	Amendment dated as of February 27, 1996 to the 1992 Stock Incentive Plan, as amended (incorporated by reference from Exhibit 10.31 to the Registrant’s Form 10-Q for the quarter ended June 30, 1996)
10.7	Form of Stock Option Agreement for the 1992 Stock Incentive Plan, as amended (incorporated by reference from Exhibit 10.8 to the Registrant’s Form 10-K for the year ended December 31, 2004)
10.8	2002 Stock Option Plan (incorporated by reference from the Addendum to the Registrant’s Proxy Statement for its 2002 Annual Meeting of Shareholders)
10.9	Form of Stock Option Agreement (Directors Grants) for the 2002 Stock Option Plan (incorporated by reference from Exhibit 10.10 to the Registrant’s Form 10-K for the year ended December 31, 2004)
10.10	Form of Stock Option Agreement (Executive Officer Grants) for the 2002 Stock Option Plan (incorporated by reference from Exhibit 10.11 to the Registrant’s Form 10-K for the year ended December 31, 2004)
10.11	2007 Stock Incentive Plan (incorporated by reference from the Addendum to the Registrant’s Proxy Statement for its 2007 Annual Meeting of Shareholders)
10.12	Letter of agreement regarding employment between the Registrant and Paul Shipman, dated June 23, 2005 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 28, 2005)
10.13	Employment Agreement between Registrant and Paul S. Shipman, dated November 19, 2007 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 21, 2007)
10.14	Amended and Restated Employment Agreement between the Registrant and Paul S. Shipman, dated February 13, 2008 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 19, 2008)
10.15	Letter of agreement regarding employment between the Registrant and David Mickelson, dated June 23, 2005 (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 28, 2005)
10.16	Letter of agreement regarding employment between the Registrant and Allen L. Triplett, dated December 6, 2005 (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 7, 2005)
10.17	Letter of agreement regarding employment between the Registrant and Gerard C. Prial, dated December 6, 2005 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 7, 2005)
10.18	Letter of agreement regarding employment between the Registrant and Gerard C. Prial, dated February 12, 2008 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 12, 2008)
10.19	Letter of agreement regarding employment between the Registrant and Jay T. Caldwell, dated December 10, 2007 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 12, 2007)

10.20	Summary Sheet of Director Compensation and Executive Cash Compensation (incorporated by reference from Exhibit 10.20 to the Registrant’s Form 10-K for the year ended December 31, 2007)
10.21	Purchasing Agreement dated as of November 21, 2002, between the Registrant and Anheuser-Busch, Incorporated (incorporated by reference from Exhibit 10.21 to the Registrant’s Form 10-K for the year ended December 31, 2002)
10.22	Sublease between Pease Development Authority as Sublessor and the Registrant as Sublessee, dated May 30, 1995 (incorporated by reference from Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, No. 33-94166)
10.23	Assignment of Sublease and Assumption Agreement dated as of July 1, 1995, between the Registrant and Redhook of New Hampshire, Inc. (incorporated by reference from Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1, No. 33-94166)
10.24	Amended and Restated Credit Agreement between U.S. Bank of Washington, National Association and the Registrant, dated June 5, 1995 (incorporated by reference from Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, No. 33-94166)
10.25	First Amendment dated as of July 25, 1996, to Amended and Restated Credit Agreement between U.S. Bank of Washington, National Association and the Registrant, dated June 5, 1995 (incorporated by reference from Exhibit 10.34 to the Registrant’s Form 10-Q for the quarter ended September 30, 1996, No. 0-26542)
10.26	Second Amendment to Amended and Restated Credit Agreement between U.S. Bank of Washington, National Association and the Registrant, dated September 15, 1997 (incorporated by reference from Exhibit 10.35 to the Registrant’s Form 10-Q for the quarter ended September 30, 1997, No. 0-26542)
10.27	Third Amendment to Amended and Restated Credit Agreement between U.S. Bank of Washington, National Association and the Registrant, dated February 22, 1999 (incorporated by reference from Exhibit 10.38 to the Registrant’s Form 10-Q for the quarter ended March 31, 1999)
10.28	Fourth Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and the Registrant, dated August 10, 2000 (incorporated by reference from Exhibit 10.42 to the Registrant’s Form 10-Q for the quarter ended September 30, 2000)
10.29	Fifth Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and the Registrant, dated June 19, 2001 (incorporated by reference from Exhibit 10.44 to the Registrant’s Form 10-Q for the quarter ended June 30, 2001)
10.30	Sixth Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and the Registrant, dated December 31, 2001 (incorporated by reference from Exhibit 10.45 to the Registrant’s Form 10-K for the year ended December 31, 2001)
10.31	Seventh Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and the Registrant, dated June 21, 2002 (incorporated by reference from Exhibit 10.47 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002)
10.32	Eighth Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and the Registrant, dated March 18, 2003 (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2003)
10.33	Ninth Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and the Registrant, dated as of October 31, 2003 (incorporated by reference from Exhibit 10.34 to the Registrant’s Form 10-K for the year ended December 31, 2003)
10.34	Tenth Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and the Registrant, dated as of February 9, 2004 (incorporated by reference from Exhibit 10.35 to the Registrant’s Form 10-K for the year ended December 31, 2003)
10.35	Eleventh Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and the Registrant, dated as of September 28, 2004 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 26, 2004)
10.36	Twelfth Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and the Registrant, dated as of January 30, 2006 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 15, 2006)
10.37	Thirteenth Amendment to Amended and Restated Credit Agreement between U.S. Bank National Association and the Registrant, dated as of June 5, 2006 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 8, 2006)
10.38	Loan agreement between the Registrant and Bank of America, N.A., dated February 15, 2008 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 19, 2008)
10.39	Exchange and Recapitalization Agreement dated as of June 30, 2004 between the Registrant and Anheuser-Busch, Incorporated (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2004)
10.40†	Master Distributor Agreement dated as of July 1, 2004 between the Registrant and Anheuser-Busch, Incorporated (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 2, 2004)

10.41	Registration Rights Agreement dated as of July 1, 2004 between the Registrant and Anheuser-Busch, Incorporated (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 2, 2004)
10.42†	Supply, Distribution and Licensing Agreement dated as of July 1, 2004 between the Registrant and Craft Brands Alliance LLC (incorporated by reference from Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 2, 2004)
10.43†	Master Distributor Agreement dated as of July 1, 2004 between Craft Brands Alliance LLC and Anheuser-Busch, Incorporated (incorporated by reference from Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on July 2, 2004)
10.43†	Licensing Agreement dated as of February 1, 2003 between the Registrant and Widmer Brothers Brewing Company (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q for quarter ended March 31, 2006)
10.44	Amendment No. 1 to Licensing Agreement between Redhook Ale Brewery and Widmer Brothers Brewing Company, dated as of June 2005 (incorporated by reference from Exhibit 10.44 to the Registrant’s Form 10-K for the year ended December 31, 2007)
10.45	Amendment No. 2 to Licensing Agreement between Redhook Ale Brewery and Widmer Brothers Brewing Company, dated as of March 1, 2008 (incorporated by reference from Exhibit 10.45 to the Registrant’s Form 10-K for the year ended December 31, 2007)
10.46	Manufacturing and Licensing Agreement between the Registrant and Widmer Brothers Brewing Company, dated as of August 28, 2006 (incorporated by reference from Exhibit 10.54 to the Form 10-K for the year ended December 31, 2006)
10.47	Amendment No. 1 to Manufacturing and Licensing Agreement between the Registrant and Widmer Brothers Brewing Company, dated as of December 31, 2006 (incorporated by reference from Exhibit 10.55 to the Form 10-K for the year ended December 31, 2006)
10.48	Amended and Restated Manufacturing and Licensing Agreement between the Registrant and Widmer Brothers Brewing Company, dated February 28, 2008 (incorporated by reference from Exhibit 10.48 to the Registrant’s Form 10-K for the year ended December 31, 2007)
21.1	Subsidiaries of the Registrant (Incorporated by reference from Exhibit 21.1 to the Company’s Registration Statement on Form S-1, No. 33-94166)
23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm (incorporated by reference from Exhibit 23.1 to the Registrant’s Form 10-K for the year ended December 31, 2007)
31.1	Certification of Chief Executive Officer of Redhook Ale Brewery, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of President and Chief Operating Officer of Redhook Ale Brewery, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Chief Financial Officer of Redhook Ale Brewery, Incorporated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of Redhook Ale Brewery, Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference from Exhibit 32.1 to the Registrant’s Form 10-K for the year ended December 31, 2007)
32.2	Certification of President and Chief Operating Officer of Redhook Ale Brewery, Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference from Exhibit 32.2 to the Registrant’s Form 10-K for the year ended December 31, 2007)
32.3	Certification of Chief Financial Officer of Redhook Ale Brewery, Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference from Exhibit 32.3 to the Registrant’s Form 10-K for the year ended December 31, 2007)

†	Confidential treatment has been requested with respect to portions of this exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission