Form 10-K/A
period 2007-12-31
REDHOOK ALE BREWERY INC
filed 2008-04-29
CIK 892222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 2)

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
None.
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (See the definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the Common Stock held by non-affiliates of the registrant as of the last day of the registrant’s most recently completed second quarter on June 30, 2007 (based upon the closing sale price of the registrant’s Common Stock, as reported by The Nasdaq Stock Market) was $40,499,151. (1)
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

EXPLANATORY NOTE
     Redhook Ale Brewery, Incorporated (the “Company” or “Redhook”) is filing this Amendment No. 2 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, originally filed with the Securities and Exchange Commission on March 26, 2008 (the “Original Filing”) and amended by Amendment No. 1 filed on April 3, 2008. The Company is filing herewith certain information required by Part III, Items 10 through 14 of Form 10-K that is required to be filed with the SEC within 120 days after the Company’s fiscal year ended December 31, 2007. Such items were previously omitted as they were intended to be incorporated by reference to the Company’s definitive joint proxy statement/prospectus for its 2008 Annual Meeting of Shareholders. In addition, in connection with the filing of this Amendment No. 2 and pursuant to Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is including with this Amendment No. 2 certain currently dated certifications required by Part III, Item 15. No other information included in the Annual Report on Form 10-K is amended by this Amendment No. 2 on Form 10-K/A.
     This Form 10-K/A (Amendment No. 2) does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our SEC filings made subsequent to the filing of the Form 10-K.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance
Board of Directors
     Set forth below is biographical information about the nominees for director whose terms expire at the 2008 Annual Meeting of Shareholders.
     Frank H. Clement (66). Mr. Clement has served as a director of Redhook since March 1989. He is a retired Vice President of Investments at UBS Financial Services (formerly UBS Paine Webber), a registered broker dealer, in Seattle, Washington, where he was employed from 1975 to March 2002. From 1995 through 1999, he served on the Advisory Board of the Institute of Brewing Studies in Boulder, Colorado. Mr. Clement serves on the Dean’s Advisory Board for the School of Management and on the National Alumni Association Board, both for S.U.N.Y. at Buffalo, Buffalo, New York. Since July 2004, Mr. Clement has served as a director of Craft Brands Alliance LLC.
     John W. Glick (44). Mr. Glick has served as a director of Redhook since September 2005. Mr. Glick has worked with the Business and Wholesaler Development group at Anheuser-Busch (“A-B”) since April 2000, serving as Senior Director, Business Development since December 1, 2006 and Senior Manager of Business Development since September 2005. He has also held positions in the Business Planning and Brewery Operations groups at A-B. Prior to joining A-B’s Executive Development Program in 1992, Mr. Glick held multiple engineering and manufacturing operations positions at General Motors. He received a Master’s degree in Business Administration from Indiana University and a Bachelor of Science from GMI Engineering & Management Institute in Flint, Michigan. Mr. Glick has served as a director of Widmer Brothers Brewing Company (“Widmer”) and as a director for Kirin Brewery of America since April 2004. Mr. Glick is one of two directors on Redhook’s board of directors designated by A-B; see “Certain Transactions” Below.
     Michael Loughran (50). Mr. Loughran has served as a director of Redhook since May 2005. Mr. Loughran is the President of Kiket Bay Group, LLC, a financial consulting and independent equity research firm formed by him in November 2003. From March 2005 to March 2006, Mr. Loughran served as Senior Vice President and equity analyst for First Washington Corporation, a registered broker dealer in Seattle, Washington. From August 2002 to March 2005, Mr. Loughran was employed by Crown Point Group and its affiliate, the Robins Group, a registered broker dealer in Portland, Oregon, serving most recently as Vice President and equity analyst for the Robins Group. From November 2001 to August 2002, Mr. Loughran served as a financial consultant. Mr. Loughran received a Bachelor’s degree in Economics from Princeton University in 1980 and a Master’s degree in Business Administration from the University of Pennsylvania, Wharton School, in 1986.
     David R. Lord (59). Mr. Lord has served as a director of Redhook since May 2003. He has been the President of Pioneer Newspapers, Inc., headquartered in Seattle, Washington, since 1991. Pioneer Newspapers owns seven daily newspapers and nine weekly, semi-weekly and monthly publications in the western United States. Prior to joining Pioneer Newspapers, Mr. Lord practiced law at Ferguson and Burdell, a Seattle firm specializing in business litigation, and was a criminal deputy prosecuting attorney for King County, Washington. Mr. Lord is president elect of the PAGE Co-op board of directors, a director on the Associated Press board of directors, the Job Network LLC board of directors, the Newspaper Association of America board of directors, American Press Institute board of directors, and a former chairman of the Inland Press Association.
     John D. Rogers, Jr. (64). Mr. Rogers has served as a director of Redhook since May 2004. He currently serves as Managing Partner of J4 Ranch LLC. Mr. Rogers served as President, Chief Executive Officer and director of Door to Door Storage, Inc. in Kent, Washington from June 2004 to June 2007. Mr. Rogers was a director of NW Parks Foundation from November 2003 to December 2006. From 1996 to 2002, he was President and Chief Operating Officer of AWC, Inc. From 1993 to 1996, he was General Manager of British Steel Alloys and from 1986 to 1992, he was President of Clough Industries. Previous positions held by Mr. Rogers include President and Chief Executive Officer of Saab Systems Inc., NA, and National Industry Manager for Martin Marietta Aluminum of Bethesda, Maryland, following an appointment as a Sloan Fellow to M.I.T. Graduate School of Business where he graduated with a Masters of Science in Business Administration. Mr. Rogers earned a Master’s degree in Business Administration from Southern Methodist University and a Bachelor’s degree from the University of Washington.
     Paul S. Shipman (55). Mr. Shipman is one of Redhook’s founders and has served as its Chairman of the Board since November 1992, and as its Chief Executive Officer since June 1993. From September 1981 to November 2005, Mr. Shipman served as Redhook’s President. Prior to founding Redhook, Mr. Shipman was a marketing analyst for the Chateau Ste. Michelle Winery from 1978 to 1981. Mr. Shipman received his Bachelor’s degree in English from Bucknell University in 1975 and his Master’s degree in Business Administration from the Darden Business School, University of Virginia, in 1978. Since July 2004, Mr. Shipman has served as a director of Craft Brands Alliance LLC.

     Anthony J. Short (48). Mr. Short has served as a director of Redhook since May 2000. Mr. Short has been Vice President, Business and Wholesaler Development at A-B since September 2002. In this capacity, he is responsible for domestic business development and various initiatives involving A-B’s sales and distribution system. From March 2000 to September 2002, Mr. Short was Director of Business and Wholesaler Development. Previously, Mr. Short was Director of Wholesaler System Development. He began his career at A-B in 1986 in the Corporate Auditing Department. Prior to joining A-B, Mr. Short held positions at Schowalter & Jabouri, a regional firm of Certified Public Accountants. Mr. Short has served as a director of Widmer since October 1997 and as a director of Craft Brands Alliance LLC since July 2004. Mr. Short is one of two directors on Redhook’s board of directors designated by A-B; see “Certain Transactions” below.
Executive Officers
     The names, ages, titles and biographies of the Company’s executive officers are provided under “Executive Officers” in Part I, Item 1 of the Annual Report on Form 10-K which was previously filed with the SEC on March 26, 2008 and are incorporated herein by reference.
Audit Committee of the Board of Directors
     The Redhook audit committee is responsible for the engagement of and approval of the services provided by Redhook’s independent registered public accountants. The audit committee assists Redhook’s board of directors in fulfilling its oversight responsibilities by reviewing (i) the financial reports and other pertinent financial information provided by Redhook to the public and the Securities and Exchange Commission, (ii) Redhook’s systems of internal controls established by management and the Board, and (iii) Redhook’s auditing, accounting and financial reporting processes generally.
     The Redhook audit committee is currently composed of Messrs. Clement, Loughran (Chairman), and Rogers, all of whom are independent directors as defined by Nasdaq Marketplace Rule 4200(a)(15) and 4350(d)(2). The Board has also determined that Mr. Loughran, an independent director, qualifies as an “audit committee financial expert” as defined by the Securities and Exchange Commission. Mr. Anthony J. Short is currently A-B’s designee to the audit committee and participates in an advisory capacity only. The audit committee met five times during 2007. The board of directors has adopted a written charter for the audit committee. A copy of the audit committee charter is available on Redhook’s website at www.redhook.com (select About Redhook — Investor Relations — Governance - Highlights).
Section 16(a) Beneficial Ownership Reporting Compliance
     Based solely on its review of the copies of such reports received by Redhook, and on written representations by Redhook’s officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, Redhook believes that, with respect to its fiscal year ended December 31, 2007, all filing requirements applicable to its officers and directors, and all of the persons known to Redhook to own more than ten percent of its common stock were complied with by such persons.
Code of Conduct
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
Item 11. Executive Compensation
Compensation Discussion and Analysis
     Overview
     The Redhook compensation committee of the board of directors, (the “Committee”), is responsible for establishing and administering the overall compensation policies applicable to Redhook’s senior management, which includes Redhook’s Chief Executive Officer, President and Chief Operating Officer, Vice Presidents, and Chief Financial Officer. The Committee is also responsible for establishing the general policies applicable to the granting, vesting and other terms of stock options and stock grants granted to employees under Redhook’s stock option and stock incentive plans, and for determining the size and terms of stock and option grants made to Redhook’s executive officers, among others.
     The Committee is composed entirely of independent directors. Mr. Glick, A-B’s designee to the compensation committee, participates on the committee in an advisory capacity only. The compensation committee oversees Redhook’s executive compensation programs pursuant to a written charter, a copy of which is available on Redhook’s website at www.redhook.com (select About Redhook — Investor Relations — Governance — Highlights — Compensation Committee).
     Compensation Objectives
     The Committee’s responsibility is to insure that Redhook’s compensation programs are structured and implemented in a manner that attracts and retains the caliber of executives and other key employees required for Redhook to compete in a highly competitive and rapidly evolving business sector, while also recognizing and emphasizing the importance and value of achieving targeted performance objectives and enhancing long-term shareholder value.
     Redhook’s executive compensation programs include five primary components:

• Base salary. Base salary is the guaranteed element of an executive’s annual cash compensation. The level of base salary reflects the employee’s long-term performance, skill set and the market value of that skill set.

• Bonuses. Discretionary bonus payments are intended to reward executives for achieving specific financial and operational goals.

• Long-term incentive payments. Long term incentives, such as stock options, restricted stock and performance units, are intended to focus the executives on taking steps that they believe are necessary to ensure Redhook’s long-term success, as reflected in increases to Redhook’s stock price over a period of several years and growth in its earnings per share.

• Severance and Change of Control payments. Severance and change of control payments are competitive measures intended to recruit and retain top quality executives, by offering executives compensation in the event their employment is involuntarily terminated without defined cause or as a result of a merger or other change in control transaction.
     These primary components and their amounts for each of the Redhook executives are intended to be fair in relation to compensation received by other executives at similarly sized public and private companies and to reward Redhook’s executives for performance.
     Role of the Redhook Compensation Committee, Management and External Compensation Consultants
     The Committee has the ultimate authority to determine matters of compensation for Redhook’s senior management, and is responsible for establishing annual compensation for Redhook’s senior management, setting Redhook’s policies with respect to stock options and stock grants granted to employees under Redhook’s incentive plans, and for determining the size and terms of grants made to Redhook’s executive officers and employees. In setting compensation amounts, the Committee relies upon recommendations from Redhook’s Chief Executive Officer and President and Chief Operating Officer with respect to compensation involving other executive officers and with respect to stock options and other stock grants to employees. Additionally, the Committee takes into account reports from the Chief Executive Officer regarding whether payment targets for incentive awards were met. However, no executive officer participates directly in establishing the amount of any component of his own compensation package.
     In addition, the Committee has solicited input from the Committee’s independent executive compensation consultant, MBL Group, LLC, (“MBL”). The Committee recognizes that executive compensation consultants can play an important and valuable role in the executive compensation process. Therefore, in 2004, and again in 2007, the Committee retained MBL to advise it on executive compensation matters, including advice on base salary levels and incentive programs. MBL looked at a variety of sources to determine the competitive compensation range for Redhook’s CEO and other executive officers. These included formal executive salary surveys, data from several Redhook competitors, and data from selected MBL manufacturing clients who produce and sell retail products. MBL focused on manufacturing companies that were similar in size to Redhook and, where appropriate, located in the western half of the U.S. Their analysis included both publicly traded and privately held companies. The Committee believes that the MBL reports are an important point of reference for the Committee in measuring and setting executive compensation. The Committee relies on the reports from MBL to ensure that Redhook’s compensation levels are comparable to compensation levels at other similarly-situated companies. The Committee does not, however, directly examine the compensation paid to executives at similarly-situated peer companies — often referred to as “benchmarking” — in setting executive compensation.

     Compensation Analysis
     In determining executive compensation, the committee analyzes the following factors:

• Redhook’s performance relative to goals set forth by the Board of Directors at the beginning of the year and in comparison to past years;

• MBL reports from 2004 and 2007 setting out data points for executive compensation, which included comparisons to similarly-situated executives at peer companies;

• individual performance by each executive officer; and

• historical compensation for each executive officer.
     Determining the Amount and Mix of Compensation
     In determining both the amount and mix of compensation, the Committee, after reviewing reports from MBL, compared each executive’s pay to market data for that named executive’s position and set compensation levels for salary, bonus and long-term compensation at levels around the 50th percentile for each position. Additionally, the Committee believes that incentive pay should be significant enough to properly reward the executives if the company met certain financial and operational objectives, therefore, it is the policy of the Committee that approximately 10% to 30% of the total compensation package should be at risk in order to motivate the executives to achieve financial and operational objectives set by the board. The Committee does not have a pre-established policy for allocating between either cash and non-cash or short-term or long-term compensation. However, as discussed below, since 2003, the Committee has not awarded stock options to its executive officers, and only added back a long-term incentive component to its executive compensation structure in 2007. Future awards of stock based compensation may be limited by the amount of shares available for grant under Redhook’s stock incentive plans.
     Redhook’s compensation program is designed to balance the need to provide Redhook executives with incentives to achieve short-and long-term performance goals with the need to pay competitive base salaries. The Committee considers the amount of prior salary increases, performance of the executive, and the financial goals of the company in determining the mix of base salary and performance based compensation. For 2007, the allocation of compensation between base salary, estimated target performance bonus, estimated discretionary bonus and estimated long-term compensation for Redhook’s named executives was as follows:

	Paul S.	David J.	Jay T.	Gerard C.	Allen L.
	Shipman	Mickelson	Caldwell	Prial (1)	Triplett (1)
Base Salary	59%	68%	83%	87%	87%
Est. Performance Bonus	22%	17%	0%	0%	0%
Est. Discretionary Bonus	4%	3%	17%	13%	13%
Est. Long-Term Incentive	15%	12%	0%	0%	0%

(1)	Mr. Prial and Mr. Triplett resigned as executive officers of Redhook in February 2008.
     Base Salaries. Base salaries for all executives, including the Chief Executive Officer, are set by the Committee using the MBL reports as a guideline and after a review of job responsibilities and individual contributions over the past year. The principal factors considered in decisions to adjust base salary are Redhook’s recent and projected financial performance, individual performance measured against pre-established goals and objectives and changes in compensation in Redhook’s general industry. The ultimate split between base salary and performance incentives in 2007 reflected the desire of the Committee to improve the cash flow of the company, as well as achieve certain strategic goals.
     For 2007, base salary for Mr. Shipman, Chief Executive Officer, increased by 4%, compared to his base salary in 2006. Aggregate base salaries for Messrs. Mickelson, Prial and Triplett increased by 4% in 2007 as compared to 2006. The modest increases approved by the Committee for 2007 were cost-of-living increases. In 2007, Mr. Caldwell’s base salary was increased from $110,000 to $125,000 in connection with his appointment to serve as the Chief Financial Officer and Treasurer.

     Base salaries are reviewed by the Committee during the first quarter of each year and increases typically take effect in April or May of the same year. Base salaries are also reviewed at the time of a promotion or other changes in responsibilities. Mr. Caldwell’s base salary was increased to $180,000 effective October 1, 2007 to recognize the crucial role Mr. Caldwell would play in the closing of the proposed merger with Widmer, and for his continuing efforts in bringing together the accounting and finance functions of the two companies.
     Performance Based Incentive Payments and Bonuses. Incentive payments and bonuses are based on the accomplishments of the executive team, Redhook’s results relative to financial and operational objectives set at the beginning of the year, and other relevant and significant accomplishments of the company as a whole. Payment targets have been established for each executive officer per the terms of such officers’ agreement regarding employment and include both a discretionary bonus and nondiscretionary component. In determining what these performance based incentive payments and bonus payments should be, the Committee examined the historical relationship between salary and incentive pay for the Redhook executives to gain some perspective. The incentive pay had to be significant enough to properly reward the executives if the company met certain financial and operational objectives. It was agreed by the Committee that approximately 10% to 30% of the total compensation package should be at risk in order to motivate the executives to achieve these financial and operational objectives.
     The incentive pay awards are divided into discretionary and nondiscretionary portions.
     Bonus (Discretionary) Awards: Discretionary incentives reward specific financial and operational goals achieved. Some examples of specific goals tied to a discretionary incentive award might be an increase in focus on brand management or the development of new business. In setting and awarding these discretionary bonuses, the Committee focuses on more long-term, strategic objectives in order to obtain new sources of revenue and to manage brands in different ways. The Committee has discretion to increase or decrease the award, regardless of whether financial and operational goals are achieved.
     For 2007, the Committee established the operational goals of (i) developing new business, (ii) managing brands to maturity and (iii) maximizing shareholder value. The target (maximum) bonus amounts for 2007 for which each executive was eligible were as follows: Mr. Shipman, $20,000, Mr. Mickelson, $10,000, Mr. Caldwell, $27,750, Mr. Prial, $25,000 and Mr. Triplett, $25,000.
     Performance Based (Nondiscretionary) Awards: The nondiscretionary incentive component is paid to the executive if the company achieves certain performance targets set forth by the Committee. The Committee sets the incentive targets for the executive officers at the beginning of each fiscal year. Incentive targets usually relate to increasing revenues and cash flows in the short-term in order to lay a stronger foundation for long-term growth. Nondiscretionary awards have historically been limited to the CEO and the President.
     The incentive targets for 2007 were as follows:

• Earnings before interest, taxes and depreciation and amortization (EBITDA) greater than or equal to budgeted EBITDA (weighted at 50% of the total nondiscretionary award),

• Sales growth of 4% or greater for the Washington Brewery and Forecasters Public House over the prior year (weighted at 25% of the total nondiscretionary award), and

• EBITDA growth of 4% or greater for the New Hampshire Brewery and Cataqua Public House over the prior year (weighted at 25% of the total nondiscretionary award).
     The target (maximum) amounts to be awarded for achieving these performance targets for 2007 were: Mr. Shipman, $100,000, Mr. Mickelson, $50,000.
     2007 Awards. In 2007, Mr. Shipman and Mr. Mickelson were awarded a nondiscretionary performance bonus of $25,000 and $12,500, respectively, as a result of achieving sales growth of greater than 4% at the Washington Brewery. The Committee also awarded discretionary bonuses of $10,000 and $5,000 bonus to Mr. Shipman and Mr. Mickelson, respectively, for their success in meeting the brand management targets established for Redhook ESB and Long Hammer IPA. Upon the recommendation of the CEO and the President, the Committee awarded Mr. Caldwell a discretionary bonus of $27,000 in consideration for his extra efforts associated with the planned merger with Widmer and in bringing together the finance and accounting functions at the two companies. Mr. Prial was awarded a discretionary bonus of $20,000 in consideration for his assistance with the transition to a new sales force on the east coast in anticipation of the merger.

     A summary of the incentive payments awarded to Redhook’s executive officers for 2007 performance is set forth below:

	Target	Target
Named Executive	Performance	Discretionary	Performance	Discretionary	Total
Officer	Award	Bonus	Award Received	Bonus Received	Awarded
Paul S. Shipman	$100,000	$20,000	$25,000	$10,000	$35,000
David J. Mickelson	50,000	10,000	12,500	5,000	$17,500
Jay T. Caldwell	—	27,750	—	27,000	$27,000
Gerard C. Prial	—	25,000	—	20,000	$20,000
Allen L. Triplett	—	25,000	—	—	$—
     The Committee has set the following performance incentive targets for its executive officers for 2008:

	Incentive Target	Amount

Paul S. Shipman, Chief Executive Officer	Delivering the Company in good financial condition at closing of merger with Widmer	Up to 10% of base salary paid to date of merger

	Closing of merger with Widmer	Up to 10% of base salary paid to date of merger

David J Mickelson, President and Chief Operating Officer	Delivering the Company in good financial condition at closing of merger with Widmer	Up to 10% of base salary paid to date of merger

	Closing of merger with Widmer	Up to 10% of base salary paid to date of merger

	EBITDA greater than or equal to budgeted EBITDA	10% of base salary

	Demonstrating leadership during the first half of 2008 during the merger negotiations with Widmer	10% of base salary

	Successfully directing the search and hiring of a controller and a CFO for the combined company	$20,000

Jay T. Caldwell, Chief Financial Officer and Treasurer	Delivering the Company in good financial condition at closing of merger with Widmer	Up to 10% of base salary paid to date of merger

	Closing of merger with Widmer	Up to 10% of base salary paid to date of merger
     All of the above listed incentive awards are discretionary. Achievement of these performance goals is dependent on the closing of the merger with Widmer. The Committee felt that for 2008 it was important to incentivize its executive team to keep Redhook in good financial condition while at the same time focusing the team on the successful closing of the merger with Widmer. While there can be no assurance that the proposed merger with Widmer will occur, the Committee believes that the likelihood that these incentive payments will be made in 2008 is high.

     Long-Term Incentives. Prior to 2003, Redhook provided long-term incentives to executives through the grant of stock options. The options generally vested over five years and had an exercise price equal to the fair market value of Redhook’s stock at the time of the grant, with the number of options awarded based on the executive’s position. Since fair market value stock options can only produce value to an executive if the price of Redhook’s stock increases above the exercise price, these option grants provided a direct link between executive compensation and Redhook’s stock price performance. The Committee believed that stock options directly motivated an executive to maximize long-term shareholder value. The options were also utilized, through the option’s vesting terms, to encourage key executives to continue in the employment of the company. Options were granted under Redhook’s 1992 Stock Incentive Plan and 2002 Stock Option Plan. In 2003, the Committee decided to stop awarding option grants to its executive officers. The Committee determined that the level of total pay, and the split between base salary and incentive payments, was sufficient to compensate its executives as compared with the compensation paid to executives of comparably sized and similarly situated craft beer companies and other similarly sized public companies. The Committee further felt that the number of vested stock options already held by executive officers and their direct ownership of company stock was sufficient to foster the long-term perspective necessary to ensure that the executive team stays properly focused on shareholder value. In addition, the Committee’s decision to stop the option program was based on a recommendation by management to the Committee that the granting of new stock options should be discontinued because the legal and accounting cost related to any new option grants was not deemed to be worth the investment.
     In 2007, the Committee determined that adding back a long-term incentive component to Redhook’s executive compensation plan was appropriate. The Committee believes that granting long-term incentives, such as restricted stock and performance units, will focus its executives on taking steps that they believe are necessary to ensure the long-term success of the company, as reflected in increases to Redhook’s stock prices over a period of several years, growth in its earnings per share and other elements. The Committee determines actual award levels based on its review of individual performance, the amount of past rewards granted to an executive, and any change in responsibility.
     In March 2007, the Committee granted a bonus of 10,000 shares of common stock to Mr. Shipman, and 5,000 shares of common stock to Mr. Mickelson under Redhook’s 2007 Stock Incentive Plan. The grant was made to reward the executives for achievement of their performance goal of increasing EBITDA at least 32% year over year, and to provide an incentive for continued focus on revenue growth and growth in Redhook’s earnings per share.
     No stock awards were granted to Redhook’s executive officers in 2008 for 2007 performance. The Committee felt, given the proposed merger with Widmer and the changes in Redhook’s executive team that will result from the merger, long-term incentive payments were not necessary at this time. The Committee anticipates that the executive compensation packages offered to the new executive officers of the combined company will include an appropriate long-term incentive component.
     The Committee has no policy, plan or practice regarding timing long-term incentive grants to executives, and does not time its grants or its release of material non-public information for the purpose of affecting the value of executive compensation.
     Severance and Change of Control Arrangements. The current employment agreements with Redhook’s executive officers contain provisions for severance payments in the event an officer’s employment is involuntarily terminated without defined cause. The terms of each employment agreement was set through the course of arms-length negotiations with each of the named executive officers, and each employment agreement (other than Mr. Mickelson’s employment agreement) was re-negotiated in 2007 or the first quarter of 2008 in anticipation of the proposed merger with Widmer. In entering into these agreements, the Committee wished to ensure that Redhook would have the continued dedication of its executive team and the availability of their advice and counsel, notwithstanding the uncertainty which would surround such executive’s employment when faced with the possibility of the merger transaction. The Committee believes their severance arrangements are comparable with severance arrangements offered to executives at similarly-situated companies.
     Generally, in the event of termination of employment, each officer is entitled to severance equal to one month of base salary for each year of the officer’s service with the company, capped at a severance payment equal to 24 months of base salary. The officer is additionally entitled to be reimbursed for COBRA premiums to maintain the same health benefits provided to the officer for the term of the severance period paid by the company, not to exceed 18 months. The specific terms of these arrangements, including an estimate of compensation that would have been payable if they had been triggered at December 31, 2007 are described in detail under “Potential Payments upon Termination or Change of Control” below.

     Other Policies and Considerations:
     Benefits. Redhook offers employee benefits coverage in order to provide employees with a reasonable level of financial support in the event of illness or injury, and to enhance productivity and job satisfaction through programs that focus on work/life balance. The benefits available are the same for all employees and executive officers and include medical and dental coverage, disability insurance, and life insurance. In addition, the company has a 401(k) plan, which includes a company match, as described further in “Other Compensation” below. All employees who meet certain plan eligibility requirements, including executive officers, are eligible to participate in these plans. The cost of employee benefits is partially borne by the employee, including each executive officer.
     Perquisites. Redhook does not provide significant perquisites or personal benefits to executive officers. Executive officers are entitled to receive a car allowance of $850 per month. Additionally, all employees of Redhook, including executive officers, are entitled to receive a substantial discount on purchases made at any of Redhook’s pub operations.
     Other Compensation. Redhook’s 401(k) plan currently provides for the company to match eligible participants’ contributions dollar-for-dollar up to 4% of the employee’s gross earnings. Redhook’s match is discretionary and determined annually. In order to be eligible for a matching contribution in any particular year, a participant must be an employee on the last day of that year and must have worked at least 1,000 hours during that year. All company matching contributions vest as follows: (i) 20% after one Year of Service (a “Year of Service” is one in which the employee worked at least 1,000 hours) and (ii) an additional 20% vests for each additional Year of Service completed. Executive officers are permitted to participate in Redhook’s matching program.
     Redhook made the following matching contributions to executive officers under its 401(k) plan for 2007 service: Mr. Shipman, $9,000; Mr. Mickelson, $9,000; Mr. Triplett, $7,869; Mr. Prial, $7,869 and Mr. Caldwell, $5,758.
Redhook Compensation Committee Report
     The compensation committee, comprised of independent directors, has reviewed and discussed the above Compensation Discussion and Analysis, (“CD&A”), with Redhook’s management. Based on the review and discussions, the compensation committee recommended to Redhook’s board of directors that the CD&A be included in this joint proxy statement/prospectus.
David R. Lord (Chairman)
Frank H. Clement
John D. Rogers, Jr.
Compensation Committee Members

Summary Compensation Table
     The following table sets forth information regarding compensation earned during Redhook’s fiscal years ended December 31, 2007, 2006 and 2005 (a) by the Chief Executive Officer, (b) by the Chief Financial Officer and (c) by the three other most highly compensated executive officers for the fiscal year ended December 31, 2007. The individuals included in the table will be collectively referred to as the “named executive officers.”

							Change in
							Pension Value
							and Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name of Executive Officer	Year	Salary	Bonus (1)	Awards (2)	Awards	Compensation (3)	Earnings	Compensation (4)	Total
Paul S. Shipman	2007	$267,800	$10,000	$70,000	$—	$25,000	$—	$56,892	$429,692
Chief Executive Officer	2006	257,500	8,000	—	—	100,000	—	19,000	384,500
and Chairman of the Board

David J. Mickelson	2007	$199,243	$5,000	$35,000	$—	$12,500	$—	$38,046	$289,789
President and Chief	2006	191,580	4,000	—	—	50,000	—	18,404	263,984
Operating Officer

Jay T. Caldwell (5)	2007	$138,750	$27,000	$—	$—	$—	$—	$15,958	$181,708
Chief Financial Officer	2006	53,778	10,000	—	—	—	—	—	63,778
and Treasurer

Gerard C. Prial (6)	2007	$171,990	$20,000	$—	$—	$—	$—	$18,069	$210,059
Vice President, Sales	2006	165,375	25,000	—	—	—	—	17,215	207,590
and Eastern Operations

Allen L. Triplett (6)	2007	$171,990	$—	$—	$—	$—	$—	$18,069	$190,059
Vice President, Brewing	2006	165,375	25,000	—	—	—	—	17,215	207,590

(1)	Represents bonuses awarded at the discretion of the Compensation Committee.

(2)	Represents compensation expense recognized in 2007 for financial reporting purposes under Statement of Financial Accounting Standards No. 123(R). Stock awards for 2007 were granted upon shareholder approval of the Redhook 2007 Stock Incentive Plan at the 2007 Annual Meeting of Shareholders, and represent awards for 2006 performance. No stock awards were granted in 2007 or 2008 for 2007 performance.

(3)	Represents performance based incentive awards. Performance based incentive awards earned in a fiscal year are paid in the following fiscal year, after confirmation that performance goals were met.

(4)	Amounts shown for 2007 represent a car allowance of $10,200 and 401(k) employer matching contributions for each officer. Also includes cash compensation of $37,692 and $18,846 paid to Messrs. Shipman and Mickelson, respectively, to approximate the federal income tax obligation resulting from the stock award.

(5)	Mr. Caldwell joined Redhook as Controller in July 2006 and was appointed Chief Financial Officer and Treasurer in March 2007.

(6)	Mr. Prial and Mr. Triplett resigned as executive officers of Redhook in February 2008.

Grants of Plan-Based Awards for Fiscal Year 2007

		Estimated Future Payments under Non-Equity
		Incentive Plan Awards			All Other Stock Awards
					Number of	Grant Date
		Threshold		Maximum	Shares of Stock	Fair Value of
Name	Grant Date	(1)	Target (1)(2)	(2)	(#) (3)	Stock Awards
Paul S. Shipman	May 22, 2007	$25,000	$100,000	$100,000	10,000	$70,000

David J. Mickelson	May 22, 2007	$12,500	$50,000	$50,000	5,000	$35,000

(1)	The Compensation Committee of the Board of Directors sets target payouts for Redhook’s Chief Executive Officer and President and COO at the beginning of the fiscal year. For 2007, the Committee chose three specific performance criteria, for which fixed amounts were payable if the specific performance criteria were achieved by the executive officer. Payment for the achievement of one performance criteria was not dependent on the success of the executive in meeting the other criteria. Therefore, the threshold number in the table above represents the minimum amount the executive officer could receive if only one specific performance criteria was met.

(2)	The Target and Maximum column above represent total payout if all three specific performance criteria are met. Actual award payments are reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

(3)	Represents stock grants awarded under Redhook’s 2007 Stock Incentive Plan. The shares were fully vested upon grant. Cash compensation paid to Messrs. Shipman and Mickelson to approximate the federal income tax tax obligation resulting on the stock award is reflected in the “All Other Compensation” column of the Summary Compensation Table.
Outstanding Equity Awards Value at Fiscal Year End
     The following table shows information concerning the number and value of unexercised options held by the named executive officers on December 31, 2007.

	Number of
	Securities
	Underlying	Number of Securities
	Unexercised	Underlying	Option
	Options	Unexercised Options	Exercise	Option Expiration
Name of Executive Officer	Exercisable (#)	Unexercisable (#)	Price	Date
Paul S. Shipman	49,250	—	$3.97	May 20, 2009
	76,500	—	$1.87	August 3, 2011
	30,000	—	$2.02	August 27, 2012

David J. Mickelson	29,500	—	$3.97	May 20, 2009
	76,500	—	$1.87	August 3, 2011
	27,500	—	$2.02	August 27, 2012

Jay T. Caldwell	—	—	—	—

Gerard C. Prial	19,750	—	$3.97	May 20, 2009
	76,500	—	$1.87	August 3, 2011
	27,500	—	$2.02	August 27, 2012

Allen L. Triplett	19,750	—	$3.97	May 20, 2009
	76,500	—	$1.87	August 3, 2011
	27,500	—	$2.02	August 27, 2012

     Option Exercises and Stock Vested. No stock options were exercised by the named executive officers during Redhook’s fiscal year ended December 31, 2007. On November 29, 2005 the board of directors of Redhook approved an acceleration of vesting of all of Redhook’s unvested stock options, including those held by executive officers, (the “Acceleration”). The Acceleration was effective for stock options outstanding as of December 30, 2005. These options were granted under Redhook’s 1992 Stock Incentive Plan and 2002 Stock Option Plan. As a result of the Acceleration, options to acquire approximately 136,000 shares of Redhook’s common stock, or 17% of total outstanding options, became exercisable on December 31, 2005. Of the options that were subject to the Acceleration, options to acquire approximately 106,200 shares of Redhook’s common stock were held by executive officers, as follows:

	Number	Exercise
Executive Officer	of Options	Price	Original Vesting Date
Paul S. Shipman	15,300	$1.87	August 2006
	12,000	$2.02	August 2006 and August 2007

David J. Mickelson	15,300	$1.87	August 2006
	11,000	$2.02	August 2006 and August 2007

Gerard C. Prial	15,300	$1.87	August 2006
	11,000	$2.02	August 2006 and August 2007

Allen L. Triplett	15,300	$1.87	August 2006
	11,000	$2.02	August 2006 and August 2007
Potential Payments upon Termination or Change in Control
     Each of Messrs. Shipman, Mickelson, Caldwell, Prial and Triplett has executed a letter of agreement with Redhook regarding employment, which agreements provide for certain payments if the officer is terminated by Redhook for any reason, other than “for cause,” including termination that results from proposed merger with Widmer. In general, in the event that an officer’s employment is terminated by Redhook other than “for cause,” the officer is entitled to severance equal to one month of base salary for each year of such officer’s service, plus accrued vacation and sick pay, capped at a severance payment equal to 24 months of base salary. Severance is to be paid in accordance with Redhook’s standard payroll policies then in effect. Additionally, the officer is entitled to be reimbursed for COBRA premiums to maintain the same health benefits provided to the officer, then in place, for the term of the severance period paid by the company or until the officer finds new employment with comparable health care coverage, not to exceed 18 months.
     Mr. Mickelson’s letter of agreement regarding employment provides for severance equal to twenty-one months base salary, plus accrued vacation and sick pay, and reimbursement of COBRA premiums for eighteen months or until Mr. Mickelson finds new employment with comparable health care coverage. This severance policy is subject to revision at any time by the Board of Directors upon six months written notice.
     Mr. Caldwell’s letter of agreement regarding employment provides for a lump-sum severance payment equal to twelve months base salary, plus accrued vacation and sick pay, and reimbursement of COBRA premiums for twelve months or until Mr. Caldwell finds new employment with comparable health care coverage. Payment of severance is subject to Mr. Caldwell signing a release in a form satisfactory to the company. The release will also include a non-competition component for employment in the craft beer brewing business for six months post employment. Redhook expects to pay the severance amounts to Mr. Caldwell on or before August 15, 2008 in connection with the merger with Widmer.
     Mr. Prial’s letter of agreement regarding employment provides for a lump-sum severance payment equal to sixteen months base salary, plus accrued vacation and sick pay, and reimbursement of COBRA premiums for sixteen months or until Mr. Prial finds new employment with comparable health care coverage. Payment of severance is subject to Mr. Prial signing a separation and release agreement in a form satisfactory to the company. The release will also include a non-competition component for employment in the craft beer brewing business for twelve months post employment. Redhook expects to pay the severance amounts to Mr. Prial on or before August 31, 2008 in connection with the merger with Widmer.
     Mr. Triplett’s letter of agreement regarding employment provides for a lump-sum severance payment equal to twenty-three months base salary, plus accrued vacation and sick pay, and reimbursement of COBRA premiums for eighteen months or until

Mr. Triplett finds new employment with comparable health care coverage. Payment of severance is subject to Mr. Triplett signing a separation and release agreement in a form satisfactory to the company. The release will also include a non-competition component for employment in the craft beer brewing business for twelve months post employment. Redhook expects to pay the severance amounts to Mr. Triplett on or before June 30, 2008 in connection with the merger with Widmer.
     Mr. Shipman has executed an amended and restated employment agreement dated February 13, 2008, which is effective as of the effective date of the merger with Widmer. Under this employment agreement, Mr. Shipman’s employment as Chief Executive Officer of Redhook will terminate as of the effective date of the merger, and on such date Mr. Shipman will be entitled to receive all salary and bonuses due under his current letter of agreement with Redhook. On the one year anniversary of the effective date of the merger with Widmer, Mr. Shipman will be entitled to receive a severance payment equal to two additional years of his current base salary, which is $267,800, plus any accrued vacation and sick leave. The severance payment shall be paid in accordance with Redhook’s standard payroll policies then in effect. In addition, Mr. Shipman will be entitled to be reimbursed for COBRA premiums to maintain the same health benefits under Redhook’s health care plans for a period of 18 months, or until Mr. Shipman finds new employment with comparable health care coverage. The agreement requires execution of a general release of claims against the company as a condition to payment of severance, and, unless the company materially breaches the agreement or is declared bankrupt or insolvent, also prohibits Mr. Shipman from participating in any other business which brews, packages, markets or distributes craft alcoholic malt beverages in the continental U.S. or any foreign country where Redhook brews, packages, markets or distributes its products. The non-compete does not apply to providing consulting services in the Canadian market to Canadian business entities.
     For purposes of Redhook’s severance arrangements, “for cause” is generally defined as: (i) conduct which, if the officer were to remain employed by Redhook, would substantially and adversely impair the interests of Redhook, (ii) fraud, dishonesty or self-dealing relating to or arising out of his employment with Redhook, (iii) the violation of any criminal law relating to his employment or to Redhook, (iv) material failure to perform required duties, or the repeated refusal to obey lawful directions of Redhook’s Board of Directors, or (v) a material breach of the officer’s employment agreement.
     The following table describes the potential payments and benefits under Redhook’s compensation and benefit plans and arrangements to which the named executive officers would have been entitled upon termination of employment other than “for cause,” assuming the termination had taken place as of December 31, 2007. The actual amounts to be paid out can only be determined at the time of such executive’s separation from the company, and such amounts may be subject to re-negotiation at the time of actual termination.

							Value of
			Monthly	Cash	Continuation of		Unexercised
	Years of		Base	Severance	Medical /	Pro-rata Bonus	Stock Options	Total Potential
Named Executive	Service		Salary	(6)	Welfare Benefits	Payments (7)	(8)	Payments
Paul S. Shipman	26	(1)	$22,317	$605,784	$17,008	$53,560	$637,022	$1,313,374
David J. Mickelson	21	(2)	16,604	393,393	17,008	99,697	572,495	1,082,593
Jay T. Caldwell	2	(3)	15,000	194,693	8,310	36,000	—	239,003
Gerard C. Prial	16	(4)	14,333	263,622	15,118	34,398	546,355	859,493
Allen L. Triplett	23	(5)	14,333	349,395	5,941	34,398	546,355	936,089

(1)	Mr. Shipman’s employment agreement provides for severance of $267,800 per year for two years, plus Mr. Shipman will also be paid for any vacation and sick leave that accrues during the term but is not used, plus reimbursement of COBRA premiums for up to eighteen months.

(2)	Mr. Mickelson’s letter of employment provides for severance equal to one month of base salary for each year of service with the company, capped at a severance payment equal to twenty-four months of base salary, plus reimbursement of COBRA premiums for the term of the severance period, not to exceed eighteen months.

(3)	Mr. Caldwell’s letter of employment provides for severance equal to twelve months base salary, plus reimbursement of COBRA premiums for the severance period.

(4)	Mr. Prial’s letter of employment provides for severance equal to sixteen months base salary, plus reimbursement of COBRA premiums for the severance period.

(5)	Mr. Triplett’s letter of employment provides for severance equal to twenty-three months base salary, plus reimbursement of COBRA premiums for up to eighteen months.

(6)	Includes value of accrued but unpaid vacation and sick leave as of December 31, 2007.

(7)	Assumes performance targets for the executive set forth by the Compensation Committee were met.

(8)	Represents the number of unexercised stock options held by the executive, multiplied by $6.65, the closing price of the Company’s common stock on December 31, 2007, less the aggregate exercise price of the stock options. All outstanding stock options held by the Company’s executive officers are fully vested and exercisable.

Redhook Director Compensation
     Non-employee directors of Redhook are currently entitled to receive both stock-based and cash compensation for their service on the Redhook board:
     Stock-based Compensation:
     • Each non-employee Redhook director, other than A-B designated directors, is entitled to receive a grant of 3,500 shares of Redhook common stock upon his/her election to the board of directors at the annual meeting of shareholders. In lieu of receiving 3,500 shares of Redhook common stock, directors may elect to receive a lesser number of shares plus a cash payment equal to the taxes to be paid on his/her stock grant.
     Cash Compensation:
     • Each non-employee Redhook director is entitled to receive annual compensation of $10,000, which will be paid quarterly.
     • The chairs of each of the Redhook nominating and governance, audit, marketing and compensation committees are entitled to receive additional annual compensation of $4,000, which will be paid following the Redhook annual meeting of shareholders.
     • Redhook audit committee members are each entitled to receive an additional annual payment of $1,000, which will be paid following the Redhook annual meeting of shareholders.
     • Members of the Redhook corporate strategy committee are entitled to receive, for service through March 31, 2008, compensation of $7,500 per quarter. The chair of the corporate strategy committee is also entitled to receive an additional quarterly payment of $2,500 for service through March 31, 2008.
Redhook’s Chief Executive Officer, Mr. Shipman, does not receive any additional compensation for his service as a director.
The following table sets forth certain information regarding the compensation earned by or awarded to each non-employee director who served on Redhook’s board of directors in 2007.

	Fees
	Earned or
	Paid in	Stock	Option
Name	Cash	Awards (1)	Awards	Total
Frank H. Clement	$53,400	$16,100	$—	$69,500
John W. Glick	$10,000	$—	$—	$10,000
David R. Lord	$52,400	$16,100	$—	$68,500
Michael Loughran	$63,400	$16,100	$—	$79,500
John D. Rogers, Jr.	$53,400	$16,100	$—	$69,500
Anthony J. Short	$10,000	$—	$—	$10,000

(1)	On May 22, 2007, Messrs. Clement, Lord, Loughran and Rogers were each granted 2,300 shares of fully-vested Redhook common stock and a cash payment of $8,400. The fair value of each stock grant was computed in accordance with FASB SFAS No. 123R, Share-Based Payment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance under Equity Compensation Plans
     The following is a summary as of December 31, 2007 of all equity compensation plans of the Company that provide for the issuance of equity securities as compensation. See Note 8 to the Financial Statements — Common Stockholders’ Equity of the Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for additional discussion.

			Number of Securities
			Remaining Available for
			Future Issuance under
	Number to be Issued Upon	Weighted Average Exercise	Equity Compensation Plans
	Exercise of Outstanding	Price of Outstanding Options	(excluding securities reflected
Plan Category	Options and Rights (a)	and Rights (b)	in column (a)) (c)
Equity compensation plans approved by security holders	689,140	$2.57	175,759

Equity compensation plans not approved by security holders	—	—	—

Total	689,140	$2.57	175,759
Security Ownership of Certain Beneficial Owners and Management
     The following table and the related notes show information known to Redhook with respect to the beneficial ownership of Redhook’s common stock as of February 29, 2008 by:
• each person or group of affiliated persons who is known by Redhook to own beneficially more than 5% of Redhook’s common stock;
• each of Redhook’s current directors;
• each of Redhook’s named executive officers identified below; and
• all of Redhook’s directors and executive officers as a group.

     As of February 29, 2008, there were 8,354,239 shares of Redhook common stock issued and outstanding. The number of shares beneficially owned includes shares of common stock that the listed beneficial owners have the right to acquire within 60 days of February 29, 2008 upon the exercise of options beneficially owned on that date. Unless otherwise noted, Redhook believes that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.

	Number of Shares of Common	Percent of Common Stock
Name and Address	Stock Beneficially Owned(1)	Outstanding(1)
Busch Investment Corporation (2)	2,761,713	33.06%
Dimensional Fund Advisors LP (3)	705,338	8.44%
Paul S. Shipman (4)	316,550	3.72%
Frank H. Clement (5)	281,070	3.35%
David J. Mickelson (6)	180,500	2.13%
Allen L. Triplett (7)	133,750	1.58%
Gerard C. Prial (7)	125,750	1.48%
David R. Lord (8)	18,073	*
John D. Rogers, Jr. (9)	16,800	*
Michael Loughran (10)	14,900	*
Jay T. Caldwell	—	*
John W. Glick	—	*
Anthony J. Short	—	*

All executive officers and directors as a group (11 individuals)(11)	1,087,393	12.15%

*	Less than 1%

(1)	Includes shares of common stock subject to options currently exercisable or exercisable within 60 days of February 29, 2008. Shares subject to an option are not deemed outstanding for purposes of computing the percentage ownership of any person other than the person holding the option.

(2)	The business address of Busch Investment Corporation is 1220 N. Market Street, Suite 606, Wilmington, Delaware 19801.

(3)	The business address of Dimensional Fund Advisors LP is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401. The number of shares shown as beneficially owned is based entirely on information contained in the Schedule 13G/A filed by Dimensional Fund Advisors LP on February 6, 2008. As noted in the Schedule 13G/A, Dimensional Fund Advisors LP disclaims beneficial ownership of these shares.

(4)	Includes 155,750 shares subject to options. Also includes 650 shares held by Mr. Shipman’s spouse.

(5)	Includes 32,000 shares subject to options, 33,436 shares held by Mr. Clement’s spouse, and 28,430 shares held by Mr. Clement as trustee for his children.

(6)	Includes 133,500 shares subject to options.

(7)	Includes 123,750 shares subject to options.

(8)	Includes 12,000 shares subject to options.

(9)	Includes 8,000 shares subject to options. Also includes 3,000 shares held by Mr. Roger’s spouse.

(10)	Includes 4,000 shares subject to options.

(11)	Includes 592,750 shares subject to options.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Statement of Policy on Related Party Transactions
     Redhook has adopted a policy of not engaging in business transactions with its officers, directors, nominees for director, beneficial owners of more than 5% of its common stock and immediate family members or affiliates of the foregoing, each of which we refer to as a related party, except upon terms that are deemed to be fair and reasonable by Redhook’s audit committee. Nevertheless, Redhook recognizes that there may be situations where such transactions with a related party may be in, or may not be inconsistent with, the best interests of Redhook and its shareholders. Therefore, Redhook has adopted a statement of policy with respect to such related party transactions that guides the review and approval or ratification of these related party transactions by Redhook.
     Under the statement of policy, a “related party transaction” is a transaction between Redhook and any related party (including any transactions requiring disclosure under Item 404 of Regulation S-K under the Exchange Act), other than transactions available to all employees generally and transactions involving less than $10,000 when aggregated with all similar transactions. The Redhook audit committee has been tasked with the review and approval of all related party transactions. The audit committee considers all relevant facts and circumstances available in making its determination as to a related party transaction, including (if applicable) but not limited to: the benefits to Redhook; the impact on a director’s independence in the event the related party is a director, an immediate family member of a director or an entity which is owned or controlled in substantial part by a director; the availability of other sources for comparable products or services; the terms of the transaction; and the terms available to unrelated third parties or to employees generally. The audit committee will approve only those related party transactions that are in, or are not inconsistent with, the best interests of Redhook and its shareholders, as the committee determines in good faith. A copy of Redhook’s statement of policy with respect to related party transactions is available on Redhook’s website at www.redhook.com (select About Redhook - Investor Relations — Governance — Highlights).
Certain Related Party Transactions
     Transactions with A-B. Since October 1994, Redhook has benefited from a distribution relationship with A-B, pursuant to which Redhook distributes its products in substantially all of its markets through A-B’s wholesale distribution network. On July 1, 2004, Redhook completed a restructuring of its relationship with A-B and entered into an exchange and recapitalization agreement and a new distribution agreement. The terms of the exchange and recapitalization agreement provided that Redhook issue 1,808,243 shares of common stock to A-B in exchange for 1,289,872 shares of Series B Preferred Stock held by A-B. The Series B Preferred Stock, reflected on Redhook’s balance sheet at approximately $16.3 million, was cancelled. In connection with the exchange, Redhook also paid $2.0 million to A-B in November 2004. Pursuant to the exchange and recapitalization agreement, A-B is entitled to designate two members of the board of directors of Redhook. A-B also generally has the contractual right to have one of its designees sit on each committee of the board of directors of Redhook. Messrs. Glick and Short are the A-B designated nominees and are both currently employees of A-B. The exchange and recapitalization agreement also contains limitations on, among other matters, Redhook’s ability to issue equity securities or acquire or sell assets or stock, amend its articles of incorporation or bylaws, grant board representation rights, enter into certain transactions with affiliates, distribute its products in the United States other than through A-B, Craft Brands or as provided in the A-B distribution agreement, voluntarily delist or terminate its listing on the NASDAQ Stock Market, or dispose any of its interest in Craft Brands, without the prior consent of A-B. Additionally, under the distribution agreement with A-B, which we refer to as the A-B distribution agreement, A-B has the option to terminate the A-B distribution agreement in the event Redhook merges or consolidates into or with any other entity.
     The A-B distribution agreement provides that Redhook sell its product in the midwest and eastern United States through sales to A-B. For the year ended December 31, 2007, sales to A-B through the A-B distribution agreement represented 41% of total sales during the same period, or $19,101,000.
     The A-B distribution agreement provides that Redhook shall pay to A-B a margin fee on all sales through A-B as well as an additional fee, which we refer to as the additional margin, on shipments that exceed shipments for the same territory during fiscal 2003. During the year ended December 31, 2007, the margin was paid to A-B on shipments totaling 107,900 barrels to 532 A-B distribution points. Because 2007 shipments in the midwest and eastern United States exceeded 2003 shipments in the same territory, Redhook paid A-B the additional margin on 30,000 barrels.
     In connection with all sales through the A-B distribution agreement, Redhook also paid additional fees related to A-B administration and handling. Invoicing costs, staging costs, cooperage handling charges and inventory manager fees collectively totaled approximately $150,000 for the year ended December 31, 2007.

     In certain instances, Redhook may ship its product to A-B wholesaler support centers rather than directly to the wholesaler. Wholesaler support centers assist Redhook by consolidating small wholesaler orders with orders of other A-B products prior to shipping to the wholesaler. A wholesaler support center fee of $171,000 is reflected in Redhook’s statement of operations for the year ended December 31, 2007.
     Additionally, pursuant to a purchasing agreement dated November 21, 2002, Redhook purchased certain materials through A-B totaling $9,608,000 in 2007.
     In December 2003, Redhook entered into a purchase and sale agreement with A-B for the purchase of the Pacific Ridge brand, trademark and related intellectual property. In consideration, Redhook agreed to pay A-B a fee for 20 years based upon the shipments of the brand by Redhook. A fee of $71,000 is reflected in Redhook’s statement of operations for the year ended December 31, 2007.
     Redhook periodically leases kegs from A-B pursuant to an October 2001 letter of agreement. A lease and handling fee of $88,000 is reflected in Redhook’s statement of operations for the year ended December 31, 2007.
     In connection with the shipment of its draft products to wholesalers through the A-B distribution agreement, Redhook collects refundable deposits on its kegs. Because wholesalers generally hold an inventory of Redhook’s kegs at their warehouse and in retail establishments, A-B assists in monitoring the inventory of kegs to insure that the wholesaler can account for all kegs shipped. When a wholesaler cannot account for some of Redhook’s kegs for which it is responsible, the wholesaler pays Redhook, for each keg determined to be lost, a fixed fee and also forfeits the deposit. For the year ended December 31, 2007, Redhook reduced its brewery equipment by $716,000, comprised of lost keg fees and forfeited deposits.
     Redhook believes that the benefits of the distribution arrangement with A-B, particularly the increased sales volume and efficiencies in delivery, state reporting and licensing, billing and collections, are significant to Redhook’s business and in the best interests of its shareholders.
     Transactions with Widmer Brothers Brewing Company. On July 1, 2004, Redhook also entered into agreements with Widmer with respect to the operation of Craft Brands. Pursuant to these agreements, Redhook manufactures and sells its product to Craft Brands at a price substantially below wholesale pricing levels; Craft Brands, in turn, advertises, markets, sells and distributes the product to wholesale outlets in the western United States pursuant to a distribution agreement between Craft Brands and A-B. Widmer and Redhook are each 50% members of Craft Brands and A-B is also a major investor in Widmer.
     For the year ended December 31, 2007, shipments of Redhook’s products to Craft Brands represented 38% of total Redhook shipments, or 121,900 barrels.
     Messrs. Shipman and Clement have been designated by Redhook to serve on the board of directors of Craft Brands. A-B and Widmer each have the right to designate two directors to serve on the board of directors of Craft Brands.
     Pursuant to a supply, distribution and licensing agreement with Craft Brands, if shipments of Redhook’s products in the Craft Brands territory decrease as compared to the previous year’s shipments, Redhook has the right to brew Widmer products in an amount equal to the lower of (i) Redhook’s product shipment decrease or (ii) the Widmer product shipment increase, which we refer to as the contractual obligation. In addition, Redhook may, pursuant to a manufacturing and licensing agreement with Widmer, brew more beer for Widmer than the contractual obligation. This manufacturing and licensing agreement with Widmer expires December 31, 2008. Under these contractual brewing arrangements, Redhook brewed and shipped 81,900 barrels of Widmer beer during the year ended December 31, 2007. Of these shipments, approximately 96% barrels were in excess of the contractual obligation.
     In 2003, Redhook entered into a licensing agreement with Widmer to produce and sell the Widmer Hefeweizen brand in midwest and eastern United States markets. Redhook shipped 28,800 barrels of Widmer Hefeweizen in 2007 and a licensing fee of $432,000 is reflected in Redhook’s statement of operations for the year ended December 31, 2007.
     In 2007, Redhook leased company-owned kegs to Widmer. Approximately $16,000 is reflected in Redhook’s statement of operations for the year ended December 31, 2007.
Director Independence
     In November 2003, the National Association of Securities Dealers, (“NASD”), amended Nasdaq Marketplace Rule 4350(c) to require a majority of the board of directors of a listed company to be comprised of independent directors, as defined in NASDAQ Rule 4200(a)(15). Current board members Messrs. Clement, Lord, Loughran and Rogers are non-executive directors of Redhook, do not have any relationship described in Nasdaq Marketplace Rule 4200(a)(15) that would disqualify them as independent directors and, in the opinion of the Redhook board of directors, do not have any other relationship that would interfere with their exercise of independent judgment in carrying out their responsibilities as directors. Therefore, the Redhook board of directors believes that Messrs. Clement, Lord, Loughran and Rogers are “independent directors” as defined by Nasdaq Marketplace Rule 4200(a)(15). The Redhook board of directors believes that Messrs. Glick and Short, who are non-executive directors, have a relationship as A-B designees to the Redhook board of directors that makes them non-independent under the standards of Nasdaq Marketplace Rule 4200(a)(15). All independent Redhook directors meet in executive session, at which only independent Redhook directors are present, at least twice a year, in conjunction with a regularly scheduled board meeting.
     All members of the audit, compensation, and nominating and governance committees are “independent directors” as defined by Nasdaq Marketplace Rule 4200(a)(15). Pursuant to an exchange and recapitalization agreement between Redhook and A-B, A-B has the right to designate one of its board designees to sit on each committee of the Redhook board or to join each committee of the board in an advisory capacity, as described more fully in Redhook’s Annual Report on Form 10-K for the year ended December 31, 2007, Part I., Item 1. Business — Relationship with Anheuser-Busch, Incorporated. Mr. Anthony J. Short is currently A-B’s designee to the audit committee and the nominating and governance committee and participates in each committee in an advisory capacity only. Mr. Glick is A-B’s designee to the compensation committee and participates in an advisory capacity only.
Item 14. Principal Accountant Fees and Services
     The audit committee of the Redhook board of directors has appointed the firm of Moss Adams LLP, which we refer to as Moss Adams, independent registered public accountants, to audit Redhook’s financial statements for the fiscal year ending December 31, 2008.
Fees Paid to the Independent Registered Public Accounting Firm
     The following table presents aggregate fees billed to Redhook by Moss Adams for professional services rendered with respect to fiscal years ended December 31, 2007 and 2006. All of these services were approved by the Redhook audit committee:

	2007	2006
Audit Fees	$176,574	$113,891
Audit Related Fees	2,000	—
Tax Fees	—	2,650
All Other Fees	—	—

Total Fees	$178,574	$116,541

     Audit fees include the audit of Redhook’s annual financial statements, review of the financial statements included in Redhook’s quarterly reports on Form 10-Q for such years, services rendered in conjunction with registration statements, and services rendered in connection with the joint proxy statement/prospectus.
     Audit related fees in 2007 were due for services rendered in connection with Redhook’s assessment and report on the effectiveness of Redhook’s internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002.
     The 2006 tax fees relate to professional services rendered by Moss Adams to review Redhook’s 2005 tax return and stock option treatment for tax purposes.
     Redhook anticipates that 2008 audit fees and audit related fees will exceed 2007 fees, primarily as a result of fees associated with the merger with Widmer.
Auditor Independence
     In 2007, there were no other professional services provided by Moss Adams for Redhook that would have required the audit committee of the Redhook board of directors to consider their compatibility with maintaining the independence of Moss Adams.

Pre-Approval Policies and Procedures
     The Redhook audit committee is responsible for appointing and overseeing the work of Redhook’s independent registered public accounting firm. The Redhook audit committee has established the following procedures for the pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm:
     Before engagement of the independent registered public accounting firm for the next year’s audit, the independent registered public accounting firm will submit a detailed description of services expected to be rendered during that year for each of the following categories of services to the audit committee for approval:
     • Audit services. Audit services include work performed for the audit of Redhook’s financial statements and the review of financial statements included in Redhook’s quarterly reports on Form 10-Q, as well as work that is normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings.
     • Audit related services. Audit related services are for assurance and related services that are traditionally performed by the independent registered public accounting firm and reasonably related to the performance of the audit or review of Redhook’s financial statements.
     • Tax services. Tax services include all services performed by the independent registered public accounting firm’s tax personnel for tax compliance, tax advice and tax planning.
     • Other services. Other services are those services not captured in the other categories.
     Before engagement, the Redhook audit committee pre-approves these services by category of service. The fees are budgeted and the Redhook audit committee requires the independent registered public accounting firm to report actual fees versus budgeted fees periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Redhook audit committee requires specific pre-approval before engaging the independent registered public accounting firm.
PART IV.
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report are as follows:
     3. Exhibits
     The required exhibits are included at the end of this report and are described in the Exhibit Index.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Woodinville, State of Washington, on April 29, 2008.

REDHOOK ALE BREWERY, INCORPORATED
By:	/s/ Jay T. Caldwell
Jay T. Caldwell, Chief Financial Officer and Treasurer

EXHIBIT INDEX
The following exhibits are filed as part of this Amendment No. 2 to the Annual Report on Form 10-K or are incorporated herein by reference.

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