Form 10-K/A
period 2007-12-31
REDHOOK ALE BREWERY INC
filed 2008-05-02
CIK 892222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

(Amendment No. 3)

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

EXPLANATORY NOTE

Redhook Ale Brewery, Incorporated (the “Company” or “Redhook”) is filing this Amendment No. 3 (“Amendment No. 3”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, originally filed with the Securities and Exchange Commission (“SEC”) on March 26, 2008 (the “Original Filing”) and amended by Amendment No. 1 filed on April 3, 2008 and Amendment No. 2 filed on April 29, 2008. The Company is filing this Amendment No. 3 to address comments made by the SEC in connection with the commission’s review of the Original Filing. Amendment No. 3 reflects revisions to the following items:

Part I., Item 1.    Business — Brewing Operations

Part I., Item 1A.   Risk Factors

Part I., Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I., Item 8.    Financial Statements and Supplementary Data.

Part III., Item 11.  Executive Compensation

In addition, in connection with the filing of this Amendment No. 3 and pursuant to Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is including with this Amendment No. 3 certain currently dated certifications required by Part IV, Item 15.

Except as described above, no other changes have been made to the Original Filing, as amended by Amendment No. 1 and Amendment No. 2. This Amendment No. 3 does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment No. 3 should be read in conjunction with the Company’s SEC filings made subsequent to the Original Filing.

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

Ingredients and Raw Materials.  The Company currently purchases approximately 85% to 90% of its malted barley from a single supplier and its premium-quality select hops, grown in the Pacific Northwest, Germany and Czech Republic, from competitive sources. The Company also periodically purchases small lots of European hops that it uses to achieve a special hop character in certain of its beers. In order to ensure the supply of the hop varieties used in its products, the Company enters into supply contracts for its hop requirements. The Company believes that comparable quality malted barley and hops are available from alternate sources at competitive prices, although there can be no assurance that pricing would be consistent with the Company’s current arrangements. The Company currently cultivates its own Saccharomyces cerevisiae yeast supply and maintains a separate, secure supply in-house. The Company has access to multiple competitive sources for packing materials, such as bottles, labels, six-pack carriers, crowns and shipping cases.

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

If the A-B Distribution Agreement were terminated early, as described above, it would be extremely difficult for the Company to rebuild its distribution network without a severe negative impact on the Company’s sales and results of operations. In such an event, Redhook would be faced with finding another national distribution partner similar to A-B, and entering into a complex distribution and investment arrangement with that entity, or with negotiating separate distribution agreements with individual distributors throughout the U.S. Currently, Redhook distributes its product through a network of more than 560 independent wholesale distributors, most of whom are geographically contiguous and independently owned and operated, and 13 branches owned and operated by A-B. If we had to negotiate separate agreements with individual distributors, such an undertaking would necessarily take a significant amount of time to complete, during which time Redhook’s products would not be distributed. It would also be extremely difficult to build a seamless and contiguous distribution network similar to the one we currently enjoy through A-B. Additionally, we would need to raise significant capital to fund the development of a new distribution network and continue operations. There can be no guarantee that financing would be available when needed, either from our current lender or from the capital markets, or that any such financing would be on commercially reasonable terms. Given the difficulty that we would face if we needed to rebuild our distribution network, if the current distribution arrangement with AB were to be terminated, it is unlikely Redhook would be able to continue as a going concern.

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

We are dependent upon our continuing relationship with Anheuser-Busch, Incorporated.  Substantially all of our products will be sold and distributed through the A-B Distribution Agreement and through Craft Brands. Craft Brands distributes Redhook products through a separate distribution arrangement with A-B. If our relationship with A-B, our relationship with Craft Brands or the relationship between A-B and Craft Brands were to deteriorate, distribution of our products would suffer significant disruption and such event would have a long-term severe negative impact on our sales and results of operations, as it would be extremely difficult for us to rebuild our own distribution network. In such an event, we would be faced with finding another national distribution partner similar to A-B, and entering into a complex distribution and investment arrangement with that entity, or with negotiating separate distribution agreements with individual distributors throughout the U.S. Currently, Redhook distributes its product through a network of more than 560 independent wholesale distributors, most of whom are geographically contiguous and independently owned and operated, and 13 branches owned and operated by A-B. If we had to negotiate separate agreements with individual distributors, such an undertaking would necessarily take a significant amount of time to complete, during which our products would not be distributed. It would also be extremely difficult to build a seamless and contiguous distribution network similar to the one we currently enjoy through A-B. Additionally, we would need to raise significant capital to fund the development of a new distribution network and continue operations. There can be no guarantee that financing would be available when needed, either from our current lender or from the capital markets, or that any such financing would be on commercially reasonable terms. Given the difficulty that we would face if we needed to rebuild our distribution network, if the current distribution arrangement with A-B were to be terminated, it is unlikely Redhook would be able to continue as a going concern. We believe that the benefits of the A-B Distribution Agreement and our relationship with A-B and Craft Brands, in particular the distribution and material cost efficiencies, offset the costs associated with the relationship. However, there can be no assurance that these costs will not have a negative impact on our sales and results of operations in the future.

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

Additionally, A-B has the right to terminate the Distribution Agreement in the event any competitor of A-B acquires more than 10% of the outstanding common stock of Redhook.

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

The practical effect of the foregoing restrictions is to grant to A-B the ability to veto certain transactions that management may believe to be in the best interest of Redhook and our shareholders, including expansion of the Company through acquisitions of other craft brewers or new brands, merger with other brewing companies or distribution of Redhook products outside the U.S. As a result, the results of operations and the trading price of our Common Stock may be adversely affected.

A-B’s ownership of our Common Stock may allow A-B to exercise significant control and influence over our Company.  As of December 31, 2007 and 2006, A-B owned approximately 33.1% and 33.3%, respectively, of our Common Stock and, under the Exchange and Recapitalization agreement, has the right to appoint two designees to our board of directors. As a result, A-B may be able to exercise significant control and influence over the Company and matters requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This could limit the ability of other shareholders to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control of the Company. In addition, A-B may have actual or potential interests that diverge from the rest of our shareholders. The securities markets may also react unfavorably to A-B’s ability to control certain matters involving our Company, which could have a negative impact on the trading price of our common stock.

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

Our key raw materials may become significantly more costly and adequate supplies may be difficult to secure.  According to industry and media sources, the price of barley, a primary ingredient in most of our beers, increased 48% from August 2006 through June 2007. The significant price increase is apparently driven by a lower supply of barley as farmers shift their focus to growing corn, a key component of biofuels. While we have historically utilized fixed price contracts to secure adequate supplies of key raw materials, including barley, recent fixed price contracts reflect current market pricing that is significantly higher than historical pricing. In addition to a decline in the supply of barley, the beer industry also appears to be experiencing a decline in the supply of hops driven by a number of factors, including: excess supply in the 1990s led some growers to switch to more lucrative crops, resulting in an estimated 40% decrease in worldwide hop-growing acreage; poor weather in eastern Europe and Germany caused substantial hops crop losses in 2007; hops crop production in England has declined approximately 85% since the mid-1970s; and 2007 U.S., New Zealand, and Australia hops crop yields were only average. On average, we have experienced cost increases of approximately 27%, 1%, and 8% for 2008 purchases of malted barley, hops, and wheat, respectively. We estimate that these higher raw materials costs will result in an increase in 2008 cost of sales of approximately $3.23 per barrel. If our 2008 production levels remained unchanged from 2007 levels, our cost of sales will likely increase by approximately $1,030,000 for the full year. If we experience difficulty in securing our key raw materials or continue to experience increases in the cost of these materials, it will have a material impact on our gross margins and results of operations. We have also entered into fixed price purchase contracts for our specialty hops, both to assure the necessary supply for current and future production needs, but also to obtain favorable pricing. However, if we experience difficulty in securing key raw materials or experience an increase in the cost of these materials, our gross margins and results of operations will be negatively affected.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items from the Company’s Statements of Operations expressed as a percentage of net sales:

	Year Ended December 31,
	2007	2006	2005

Sales	112.2%	112.0%	111.0%
Less excise taxes	12.2	12.0	11.0

Net sales	100.0	100.0	100.0
Cost of sales	88.7	86.6	88.6

Gross profit	11.3	13.4	11.4
Selling, general and administrative expenses	21.3	19.2	21.8
Income from equity investment in Craft Brands	6.8	7.4	7.7

Operating income (loss)	(3.2)	1.6	(2.7)
Interest expense	0.7	1.0	0.9
Other income, net	1.2	1.1	0.4

Income (loss) before income taxes	(2.7)	1.7	(3.2)
Income tax provision (benefit)	(0.4)	0.3	0.7

Net income (loss)	(2.3)%	1.4%	(3.9)%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The following table sets forth, for the periods indicated, a comparison of certain items from the Company’s Statements of Operations:

	Year Ended December 31,		Increase /	%
	2007	2006	(Decrease)	Change

Sales	$46,543,501	$40,006,708	$6,536,793	16.3%
Less excise taxes	5,073,564	4,292,324	781,240	18.2

Net sales	41,469,937	35,714,384	5,755,553	16.1
Cost of sales	36,785,214	30,918,137	5,867,077	19.0

Gross profit	4,684,723	4,796,247	(111,524)	2.3
Selling, general and administrative expenses	8,841,079	6,848,050	1,993,029	29.1
Income from equity investment in Craft Brands	2,825,928	2,655,248	170,680	6.4

Operating income (loss)	(1,330,428)	603,445	(1,933,873)	320.5
Interest expense	302,429	346,455	(44,026)	12.7
Other income, net	517,577	384,025	133,552	34.8

Income (loss) before income taxes	(1,115,280)	641,015	(1,756,295)	274.0
Income tax provision (benefit)	(175,794)	124,850	(300,644)	240.8

Net income (loss)	$(939,486)	$516,165	$(1,455,651)	282.0%

The following table sets forth a comparison of sales (in dollars) for the periods indicated:

	Sales for the Year Ended
	December 31,		Increase /
	2007	2006	(Decrease)	% Change

A-B	$18,879,182	$17,158,964	$1,720,218	10.0%
Craft Brands	13,884,725	13,953,208	(68,482)	(0.5)
Contract brewing	7,363,214	3,264,120	4,099,094	125.6
International and non-wholesalers	87,588	108,902	(21,314)	(19.6)
Pubs and other	6,328,792	5,521,514	807,278	14.6

Total shipped	$46,543,501	$40,006,708	$6,536,794	16.3%

Sales.  Total sales increased $6,537,000 in 2007 compared to 2006, primarily impacted by the following factors:

•	An increase in pricing and an increase in shipments in the midwest and eastern U.S. resulted in a $1,942,000 increase in 2007 sales;

•	An overall decrease in pricing and an overall decrease in shipments in the western U.S. (not including beer brewed on a contract basis) resulted in a $68,000 decrease in sales in 2007;

•	An increase in shipments of beer brewed on a contract basis, slightly offset by a decrease in pricing of these shipments, contributed to a $4,099,000 increase in sales in 2007; and

•	An increase of $807,000 in pub and other sales in 2007.

Shipments.  The following table sets forth a comparison of shipments (in barrels) for the periods indicated:

	Year Ended December 31,
	2007			2006
	Draft	Bottle	Total	Draft	Bottle	Total	Increase /
	Shipments	Shipments	Shipments	Shipments	Shipments	Shipments	(Decrease)	% Change

A-B	46,100	61,800	107,900	44,600	56,800	101,400	6,500	6.4%
Craft Brands	35,300	86,600	121,900	37,200	85,400	122,600	(700)	(0.6)
Contract brewing	48,300	33,600	81,900	43,000	—	43,000	38,900	90.5
Pubs and other	3,900	1,300	5,200	3,400	1,200	4,600	600	13.0

Total shipped	133,600	183,300	316,900	128,200	143,400	271,600	45,300	16.7%

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

Sales to Craft Brands in 2007 represented 38% of total shipments, or 121,900 barrels, compared to 45%, or 122,600 barrels in 2006. Comparing 2007 to 2003, shipments of Redhook products in the Craft Brands territory have declined 15.8% and shipments in Washington state, the Company’s largest and oldest market, have declined 16.3%. In addition, consumer and retailer demand for Redhook branded products has lagged the demand for Widmer and Kona products in the Craft Brand territory in recent years. Beginning in 2004, Craft Brands initiated a five-year plan to strengthen the Redhook brand by improving the volume trend through targeted distribution growth, systematic pricing increases to enhance perceived value and bolster brand profitability, and focused marketing programs to attract and retain Redhook drinkers. Since these efforts were initiated, the Redhook brand sales trends in the Craft Brands territory has shown a slowing in the rate of decline and, recently, some growth. In 2004, the brand experienced an 8% decline over 2003 shipments the Craft Brands territory. In 2005, 2006 and 2007, the year over year losses were 4%, 3% and 1%, respectively. The improvement in shipments in the Craft Brands territory was driven by a reversal of the negative trend in Washington state. Shipments of the Redhook brand declined 12% in 2004 in Washington when compared to 2003, 2% in 2005 when compared to 2004, and 5% in 2006 when compared to 2005. In 2007, though, shipments in Washington increased 2% over 2006. In Washington state, Redhook has been a market leader for many years and has in-market pricing that is consistent with other top selling craft brands. Consequently, management believes that the trend reversal is more likely a result of additional focus in the form of distribution drives and brand awareness programs and less likely a result of pricing.

In 2007, Colorado, Hawaii and New Mexico reported double digit declines in shipments of Redhook product. In select markets, including Colorado, Hawaii and New Mexico, Redhook had historically elected to price its products below the market leaders. Over the past four years, Craft Brands has systematically raised Redhook’s in-market pricing to levels comparable to the market leaders. This strategy is intended to strengthen the perceived value of the Redhook brand over the long term. However, in the short term, it is expected that Redhook may continue to experience volume declines in certain markets.

In addition to strengthening the perceived value of the Redhook brand, Craft Brands management has focused on enhancing value through re-branding efforts and this is achieving some positive results. Craft Brand’s initiative to re-brand Redhook IPA into Long Hammer IPA has resulted in positive momentum for the Company’s fastest growing national brand. Management at Craft Brands recognizes this effort is necessary and is reviewing packaging and marketing campaign changes that are expected to be introduced in 2008 and 2009 to build on the Long Hammer IPA success.

Different products within brand families go through different life cycles at different times. Although Redhook ESB has historically been a larger percentage of Redhook’s volume, the Company has experienced a decline in shipments of this product over the last five years as this product has matured. Long Hammer IPA has now become the Company’s primary growth product and its growth has more than offset the loss of Redhook ESB volume in the last two years. During the same five-year period that Redhook shipments declined in the Craft Brands territory, sales of Kona and Widmer products have increased. Kona is a relatively new product, recently introduced into many of the states served by Craft Brands. Although this product has experienced the rapid growth of a new brand that benefits from growing distribution and new trial from consumers, it is still much smaller in volume than the Redhook or Widmer brands. The growth experienced by the Widmer brand during this five-year period has been led by the popular consumer response to the Hefeweizen category within the craft beer segment and the role Widmer Hefeweizen has enjoyed in being a leader in this category. This category continues to experience very positive trends nationally, but in recent years has seen a significant increase in competitive products from other craft brewers as well as offerings from large domestic brewers attempting to participate in the same category.

In the eastern half of the United States serviced by the Redhook sales force, the Redhook brand growth has been fueled by increased distribution led by the growth of Long Hammer IPA. The craft beer market in the east has not been as developed as in the west until recently and Redhook has benefited from increased interest in the category, the re-branding efforts described above and its strong distribution network.

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

Redhook experienced a 4% increase, or $2.10 per barrel, in the cost of packaging compared to 2006 costs. This increase, assuming no change in the mix of package versus draft sales, resulted in an increase in cost of sales of approximately $300,000. This per barrel cost increase was compounded by an increase in 2007 year-to-date shipments of packaged product relative to total shipments. Shipments of packaged product, excluding shipments of beer brewed on a contract basis, increased to 63.7% of total shipments in 2007 from 62.6% in 2006. In 2007, the gross margin on wholesale shipments of bottled product was approximately 37% while the gross margin on wholesale shipments of draft product was approximately 57%. Even though average revenue per barrel, net of excise taxes, on shipments of bottled product is generally 40% to 50% higher than average revenue per barrel on shipments of draft product, the 2007 gross profit per barrel for bottled product was lower than the 2007 gross profit per barrel for draft product. Because wholesale sales price increases have not increased at the same rate as packaging costs have increased in recent years, the 2007 gross profit per barrel for bottled product has been negatively impacted. If wholesale pricing does not increase at the rate of packaging cost increases, the Company’s gross profit and results of operations will be negatively impacted.

According to industry and media sources, the price of barley, a primary ingredient in most beers, has increased 48% over the past 18 months. The significant price increase is apparently driven by a lower supply of barley as farmers shift their focus to growing corn, a key component of biofuels. While the Company has experienced an increase in the cost of barley over the past year, the Company’s fixed price contracts had limited that increase through August 2007 to less than 10%. The Company’s existing barley purchase contracts expired during the third quarter of 2007; the Company’s new barley supply contracts reflect current market pricing that is significantly higher than the pricing in the expired contracts. In addition to a decline in the supply of barley, the beer industry appears to also be experiencing a decline in the supply of hops, driven by a number of factors: excess supply in the 1990s led some growers to switch to more lucrative crops, resulting in an estimated 40% decrease in worldwide hop-growing acreage; poor weather in eastern Europe and Germany caused substantial hops crop losses in 2007; hops crop production in England has declined approximately 85% since the mid-1970s; and 2007 U.S., New Zealand, and Australia hops crop yields were only average. As with malted barley, the Company has fixed price purchase contracts for its specialty hops, both to assure that the Company will have the necessary supply for current and future production needs, but also to obtain favorable pricing. In 2007 and early 2008, the Company entered into fixed price purchase contracts for the Company’s key specialty hops; the Company believes that these contracts will provide a substantial portion of the requirements for this hop for the next five years. While the cost of these hops is significantly higher in some cases than the Company’s cost in prior years, management believes that securing an adequate supply is crucial in the current environment. On average, Redhook experienced cost increases of approximately 51%, 16% and 1% for 2007 purchases of malted barley, wheat and hops, respectively. These increases in the cost of malted barley, wheat and hops resulted in an increase in 2007 cost of sales of approximately $5.20 per barrel. At 2006 production levels, these raw material cost increases resulted in an increase in cost of sales of approximately $1,415,000. If the Company experiences difficulty in securing its key raw materials or continues to experience increases in the cost of these materials, it will have a material impact on the Company’s gross margins and results of operations. The Company will continue to seek opportunities to secure favorable pricing for its key materials.

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

Cost of Sales.  Cost of sales totaled $44,088,000 for 2007 compared to $40,454,000 for 2006. The increase in cost of sales over 2006 is attributable to the 5.9% increase in shipments, an increase in prices charged by the Company and Widmer for draft product sold to Craft Brands, and a $1,060,000 increase in freight and logistics costs, slightly offset by a decrease in prices charged by the Company for bottled product sold to Craft Brands. The disproportionate increase in freight expense was attributable to an increase in fuel surcharges over 2006 as well as sales growth in Craft Brands more distant markets where the freight cost per barrel is generally higher than the average. Craft Brands purchases product from the Company and Widmer at a price substantially below wholesale pricing levels pursuant to the Supply, Distribution, and Licensing Agreement between Craft Brands and each of the Company and Widmer.

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

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

The following table sets forth, for the periods indicated, a comparison of certain items from the Company’s Statements of Operations:

	Year Ended December 31,		Increase /
	2006	2005	(Decrease)	% Change

Sales	$40,006,708	$34,520,401	$5,486,307	15.9%
Less excise taxes	4,292,324	3,421,494	870,830	25.5

Net sales	35,714,384	31,098,907	4,615,477	14.8
Cost of sales	30,918,137	27,543,639	3,374,498	12.3

Gross profit	4,796,247	3,555,268	1,240,979	34.9
Selling, general and administrative expenses	6,848,050	6,783,821	64,229	0.9
Income from equity investment in Craft Brands	2,655,248	2,391,936	263,312	11.0

Operating income (loss)	603,445	(836,617)	1,440,062	172.1
Interest expense	346,455	271,460	74,995	27.6
Other income, net	384,025	125,308	258,717	206.5

Income (loss) before income taxes	641,015	(982,769)	1,623,784	165.2
Income tax provision (benefit)	124,850	217,674	(92,824)	42.6

Net income (loss)	$516,165	$(1,200,443)	$1,716,608	143.0%

Sales.  Total sales increased $5,487,000 in 2006 compared to 2005, impacted primarily by the following factors:

•	An increase in pricing and increase in shipments in the midwest and eastern U.S. resulted in a $3,035,000 increase in sales in 2006;

•	An increase in pricing and decrease in shipments in the western U.S. (not including beer brewed on a contract basis) resulted in a $345,000 decrease in sales in 2006;

•	An increase in shipments of beer brewed on a contract basis, partially offset by a decrease in pricing of these shipments, contributed to a $2,483,000 increase in sales in 2006; and

•	Pub and other sales increased $204,000 in 2006.

The following table sets forth a comparison of sales (in dollars) for the periods indicated:

	Sales for the Year Ended December 31,		Increase /
	2006	2005	(Decrease)	% Change

A-B	$17,158,964	$14,037,635	$3,121,329	22.2%
Craft Brands	13,953,208	14,298,215	(345,007)	(2.4)
Contract brewing	3,264,120	780,831	2,483,289	318.0
International and non-wholesalers	108,902	86,481	22,420	25.9
Pubs and other	5,521,514	5,317,239	204,275	3.8

Total shipped	$40,006,708	$34,520,401	$5,486,307	15.9%

Shipments.  The following table sets forth a comparison of shipments (in barrels) for the periods indicated:

	Year Ended December 31,
	2006			2005
	Draft	Bottle	Total	Draft	Bottle	Total	Increase /
	Shipments	Shipments	Shipments	Shipments	Shipments	Shipments	(Decrease)	% Change

A-B	44,600	56,800	101,400	39,700	45,400	85,100	16,300	19.2%
Craft Brands	37,200	85,400	122,600	39,900	86,600	126,500	(3,900)	(3.1)
Contract brewing	43,000	—	43,000	8,900	—	8,900	34,100	383.1
Pubs and other	3,400	1,200	4,600	3,500	1,300	4,800	(200)	(4.2)

Total shipped	128,200	143,400	271,600	92,000	133,300	225,300	46,300	20.6%

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

Seattle, Washington
May 1, 2008

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

Revenue Recognition

The Company recognizes revenue from all product sales when the product is shipped to the customer. Product sales include: shipments of Redhook products to A-B in the midwest and eastern U.S., shipments of Widmer Hefeweizen to A-B in the midwest and eastern U.S. pursuant to the 2003 licensing agreement, shipments of Redhook products to Craft Brands in the western U.S., and shipments of Widmer products to Widmer pursuant to the contract brewing arrangements. Product sales are recorded net of excise taxes, discounts and, when applicable, certain fees that the Company must pay in connection with sales to A-B. Although title and risk of loss do not transfer until delivery of the Company’s products to A-B or the A-B distributor, the Company recognizes revenue upon shipment rather than when title passes because the time between shipment and delivery is short and product damage claims and returns are immaterial. The Company recognizes revenue on retail sales at the time of sale. The Company recognizes revenue from events at the time of the event.

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

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

In connection with shipments of the Company’s products to Craft Brands, the Company recognized sales of $13,885,000, $13,953,000 and $14,298,000 in the statements of operations during the years ended December 31, 2007, 2006 and 2005, respectively. For the year ended December 31, 2007, shipments of the Company’s products to Craft Brands represented approximately 38% of total Company shipments, or 121,900 barrels. For the year ended December 31, 2006, shipments of the Company’s products to Craft Brands represented 45% of total Company shipments, or 122,600 barrels. For the year ended December 31, 2005, shipments of the Company’s products to Craft Brands represented 56% of total Company shipments, or 126,500 barrels.

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

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

For the year ended December 31, 2007, sales to A-B through the A-B Distribution Agreement represented 41% of total sales during the same period, or $18,879,000. For the year ended December 31, 2006, sales to A-B through the A-B Distribution Agreement represented 43% of total sales during the same period, or $17,159,000. For the year ended December 31, 2005, sales to A-B through the A-B Distribution Agreement represented 41% of total sales during the same period, or $14,038,000.

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

In connection with a contract brewing arrangement, the Company brewed and shipped 81,900, 43,000 and 8,900 barrels of Widmer draft and bottled product and recognized sales of $7,363,000, $3,264,000, and $781,000 during the years ended December 31, 2007, 2006 and 2005, respectively. Pursuant to the Supply, Distribution and Licensing Agreement with Craft Brands, if shipments of the Company’s products in the western U.S. decrease as compared to the previous year’s shipments, the Company has the right to brew Widmer products in an amount equal to the lower of (i) the Company’s product shipment decrease or (ii) the Widmer product shipment increase. In addition, the Company may, pursuant to a Manufacturing and Licensing Agreement with Widmer, brew more beer for Widmer than the amount obligated by the Supply, Distribution and Licensing Agreement with Craft Brands. The Manufacturing and Licensing Agreement, as amended, has an expiration date of December 31, 2008.

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

John W. Glick (44).  Mr. Glick has served as a director of Redhook since September 2005. Mr. Glick has worked with the Business and Wholesaler Development group at A-B since April 2000, serving as Senior Director, Business Development since December 1, 2006 and Senior Manager of Business Development since September 2005. He has also held positions in the Business Planning and Brewery Operations groups at A-B. Prior to joining A-B’s Executive Development Program in 1992, Mr. Glick held multiple engineering and manufacturing operations positions at General Motors. He received a Master’s degree in Business Administration from Indiana University and a Bachelor of Science from GMI Engineering & Management Institute in Flint, Michigan. Mr. Glick has served as a director of Widmer and as a director for Kirin Brewery of America since April 2004. Mr. Glick is one of two directors on Redhook’s board of directors designated by A-B; see “Certain Related Party Transactions” Below.

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

Anthony J. Short (48).  Mr. Short has served as a director of Redhook since May 2000. Mr. Short has been Vice President, Business and Wholesaler Development at A-B since September 2002. In this capacity, he is responsible for domestic business development and various initiatives involving A-B’s sales and distribution system. From March 2000 to September 2002, Mr. Short was Director of Business and Wholesaler Development. Previously, Mr. Short was Director of Wholesaler System Development. He began his career at A-B in 1986 in the Corporate Auditing Department. Prior to joining A-B, Mr. Short held positions at Schowalter & Jabouri, a regional firm of Certified Public Accountants. Mr. Short has served as a director of Widmer since October 1997 and as a director of Craft Brands Alliance LLC since July 2004. Mr. Short is one of two directors on Redhook’s board of directors designated by A-B; see “Certain Related Party Transactions” below.

Executive Officers

The names, ages, titles and biographies of the Company’s executive officers are set forth herein in Part I., Item 4A, under the caption “Executive Officers of the Company.”

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

Code of Conduct

The Company has adopted a Code of Conduct (code of ethics) applicable to all employees, including the principal executive officer, principal financial officer, principal accounting officer and directors. A copy of the Code of Conduct is available on the Company’s website at www.redhook.com (select About Redhook — Investor Relations — Governance — Highlights). Any waivers of the code for the Company’s directors or executive officers must be approved by the Board of Directors. The Company will disclose any such waivers on a current report on Form 8-K within four business days after the waiver is approved.

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

In addition, the Committee has solicited input from the Committee’s independent executive compensation consultant, MBL Group, LLC, (“MBL”). The Committee recognizes that executive compensation consultants can play an important and valuable role in the executive compensation process. Therefore, in 2004, and again in 2007, the Committee retained MBL to advise it on executive compensation matters, including advice on base salary levels and incentive programs. MBL looked at a variety of sources to determine the competitive compensation range for Redhook’s CEO and other executive officers. These included formal executive salary surveys, data from several Redhook competitors, and data from selected MBL manufacturing clients who produce and sell retail products. MBL focused on manufacturing companies that were similar in size to Redhook and, where appropriate, located in the western half of the U.S. Their analysis included both publicly traded and privately held companies. The Committee believes that the MBL reports are an important point of reference for the Committee in measuring and setting executive compensation. The Committee relies on the reports from MBL to ensure that Redhook’s compensation levels are comparable to compensation levels at other publicly-traded companies in similar industries. The Committee does not, however, directly examine the compensation paid to executives at specific peer companies in setting executive compensation.

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

Determining the Amount and Mix of Compensation

In determining both the amount and mix of compensation, the Committee, after reviewing reports from MBL, compared each executive’s pay to market data for that named executive’s position and set compensation levels for salary, bonus and long-term compensation at levels around the 50th percentile of such market data for each position. Additionally, the Committee believes that incentive pay should be significant enough to properly reward the executives if the company met certain financial and operational objectives, therefore, it is the policy of the Committee that approximately 10% to 30% of the total compensation package should be at risk in order to motivate the executives to achieve financial and operational objectives set by the board. The Committee does not have a pre-established policy for allocating between either cash and non-cash or short-term or long-term compensation. However, as discussed below, since 2003, the Committee has not awarded stock options to its executive officers, and only added back a long-term incentive component to its executive compensation structure in 2007. Future awards of stock based compensation may be limited by the amount of shares available for grant under Redhook’s stock incentive plans.

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

	Paul S.	David J.	Jay T.	Gerard C.	Allen L.
	Shipman	Mickelson	Caldwell	Prial(1)	Triplett(1)

Base Salary	59%	68%	83%	87%	87%
Est. Performance Bonus	22%	17%	0%	0%	0%
Est. Discretionary Bonus	4%	3%	17%	13%	13%
Est. Long-Term Incentive	15%	12%	0%	0%	0%

(1)	Mr. Prial and Mr. Triplett resigned as executive officers of Redhook in February 2008.

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

Performance Based Incentive Payments and Bonuses.  Incentive payments and bonuses are based on the accomplishments of the executive team, Redhook’s results relative to financial and operational objectives set at the beginning of the year, and other relevant and significant accomplishments of the company as a whole. Target bonus amounts have been established for each executive officer per the terms of such officers’ agreement regarding employment and include both a discretionary bonus and nondiscretionary component. In determining what these performance based incentive payments and bonus payments should be, the Committee examined the historical relationship between salary and incentive pay for the Redhook executives to gain some perspective. The incentive pay had to be significant enough to properly reward the executives if the company met certain financial and operational objectives. It was agreed by the Committee that approximately 10% to

30% of the total compensation package should be at risk in order to motivate the executives to achieve these financial and operational objectives.

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

The incentive targets for 2007 were as follows:

• Earnings before interest, taxes and depreciation and amortization (EBITDA) greater than or equal to budgeted EBITDA of $4,252,000 (weighted at 50% of the total nondiscretionary award),

• Sales growth of 4% or greater for the Washington Brewery and Forecasters Public House over the prior year (weighted at 25% of the total nondiscretionary award), and

• EBITDA growth of 4% or greater for the New Hampshire Brewery and Cataqua Public House over the prior year (weighted at 25% of the total nondiscretionary award).

The target (maximum) amounts to be awarded for achieving these performance targets for 2007 were: Mr. Shipman, $100,000, Mr. Mickelson, $50,000.

2007 Awards.  In 2007, Mr. Shipman and Mr. Mickelson were awarded nondiscretionary performance bonuses of $25,000 and $12,500, respectively, as a result of achieving sales growth of greater than 4% at the Washington Brewery. The Committee believes it would have been relatively difficult for these executives to earn the target bonuses established in 2007, which were four times as much as the bonuses actually paid. The Committee also awarded discretionary bonuses of $10,000 and $5,000 bonus to Mr. Shipman and Mr. Mickelson, respectively, for their success in meeting the brand management targets established for Redhook ESB and Long Hammer IPA. Upon the recommendation of the CEO and the President, the Committee awarded Mr. Caldwell a discretionary bonus of $27,000 in consideration for his extra efforts associated with the planned merger with Widmer and in bringing together the finance and accounting functions at the two companies. Mr. Prial was awarded a discretionary bonus of $20,000 in consideration for his assistance with the transition to a new sales force on the east coast in anticipation of the merger.

A summary of the incentive payments awarded to Redhook’s executive officers for 2007 performance is set forth below:

	Target	Target	Performance	Discretionary
	Performance	Discretionary	Award	Bonus	Total
Named Executive Officer	Award	Bonus	Received	Received	Awarded

Paul S. Shipman	$100,000	$20,000	$25,000	$10,000	$35,000
David J. Mickelson	50,000	10,000	12,500	5,000	$17,500
Jay T. Caldwell	—	27,750	—	27,000	$27,000
Gerard C. Prial	—	25,000	—	20,000	$20,000
Allen L. Triplett	—	25,000	—	—	$—

The Committee has set the following performance incentive targets for its executive officers for 2008:

	Incentive Target	Amount

Paul S. Shipman, Chief Executive Officer	Delivering the Company in good financial condition at closing of merger with Widmer	Up to 10% of base salary paid to date of merger
	Closing of merger with Widmer	Up to 10% of base salary paid to date of merger
David J Mickelson, President and Chief Operating Officer	Delivering the Company in good financial condition at closing of merger with Widmer	Up to 10% of base salary paid to date of merger
	Closing of merger with Widmer	Up to 10% of base salary paid to date of merger
	EBITDA greater than or equal to budgeted EBITDA	10% of base salary
	Demonstrating leadership during the first half of 2008 during the merger negotiations with Widmer	10% of base salary
	Successfully directing the search and hiring of a controller and a CFO for the combined company	$20,000
Jay T. Caldwell, Chief Financial Officer and Treasurer	Delivering the Company in good financial condition at closing of merger with Widmer	Up to 10% of base salary paid to date of merger
	Closing of merger with Widmer	Up to 10% of base salary paid to date of merger

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

Generally, in the event of termination of employment, each officer is entitled to severance equal to one month of base salary for each year of the officer’s service with the company, capped at a severance payment equal to 24 months of base salary. The officer is additionally entitled to be reimbursed for COBRA premiums to maintain the same health benefits provided to the officer for the term of the severance period paid by the company, not to exceed 18 months. The specific terms of these arrangements, including an estimate of compensation that would have been payable if they had been triggered at December 31, 2007 are described in detail under “Employment Arrangements; Severance and Change of Control Arrangements” below.

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

							Change in
							Pension
							Value and
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name of Executive Officer	Year	Salary	Bonus(1)	Awards(2)	Awards	Compensation(3)	Earnings	Compensation(4)	Total

Paul S. Shipman	2007	$267,800	$10,000	$70,000	$—	$25,000	$—	$56,892	$429,692
Chief Executive Officer and Chairman of the Board	2006	257,500	8,000	—	—	100,000	—	19,000	384,500
David J. Mickelson	2007	$199,243	$5,000	$35,000	$—	$12,500	$—	$38,046	$289,789
President and Chief Operating Officer	2006	191,580	4,000	—	—	50,000	—	18,404	263,984
Jay T. Caldwell(5)	2007	$138,750	$27,000	$—	$—	$—	$—	$15,958	$181,708
Chief Financial Officer and Treasurer	2006	53,778	10,000	—	—	—	—	—	63,778
Gerard C. Prial(6)	2007	$171,990	$20,000	$—	$—	$—	$—	$18,069	$210,059
Vice President, Sales and Eastern Operations	2006	165,375	25,000	—	—	—	—	17,215	207,590
Allen L. Triplett(6)	2007	$171,990	$—	$—	$—	$—	$—	$18,069	$190,059
Vice President, Brewing	2006	165,375	25,000	—	—	—	—	17,215	207,590

(1)	Represents bonuses awarded at the discretion of the Compensation Committee.

(2)	Represents compensation expense recognized in 2007 for financial reporting purposes under Statement of Financial Accounting Standards No. 123(R). Stock awards for 2007 were granted upon shareholder approval of the Redhook 2007 Stock Incentive Plan at the 2007 Annual Meeting of Shareholders, and represent awards for 2006 performance. No stock awards were granted in 2007 or 2008 for 2007 performance.

(3)	Represents performance based incentive awards. Performance based incentive awards earned in a fiscal year are paid in the following fiscal year, after confirmation that performance goals were met.

(4)	Amounts shown for 2007 represent a car allowance of $10,200 and 401(k) employer matching contributions for each officer. Also includes cash compensation of $37,692 and $18,846 paid to Messrs. Shipman and Mickelson, respectively, to approximate the federal income tax obligation resulting from the stock award.

(5)	Mr. Caldwell joined Redhook as Controller in July 2006 and was appointed Chief Financial Officer and Treasurer in March 2007.

(6)	Mr. Prial and Mr. Triplett resigned as executive officers of Redhook in February 2008.

Grants of Plan-Based Awards for Fiscal Year 2007

		Estimated Future Payments under			All Other Stock Awards
		Non-Equity Incentive			Number of	Grant Date
		Plan Awards			Shares of	Fair Value of
Name	Grant Date	Threshold(1)	Target(1)(2)	Maximum(2)	Stock (#)(3)	Stock Awards

Paul S. Shipman	May 22, 2007	$25,000	$100,000	$100,000	10,000	$70,000
David J. Mickelson	May 22, 2007	$12,500	$50,000	$50,000	5,000	$35,000

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

(2)	The Target and Maximum column above represent total payout if all three specific performance criteria are met. Actual award payments are reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

(3)	Represents stock grants awarded under Redhook’s 2007 Stock Incentive Plan. The shares were fully vested upon grant. Cash compensation paid to Messrs. Shipman and Mickelson to approximate the federal income tax obligation resulting on the stock award is reflected in the “All Other Compensation” column of the Summary Compensation Table.

Outstanding Equity Awards Value at Fiscal Year End

The following table shows information concerning the number and value of unexercised options held by the named executive officers on December 31, 2007.

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option	Option
	Options	Options	Exercise	Expiration
Name of Executive Officer	Exercisable (#)	Unexercisable (#)	Price	Date

Paul S. Shipman	49,250	—	$3.97	May 20, 2009
	76,500	—	$1.87	August 3, 2011
	30,000	—	$2.02	August 27, 2012
David J. Mickelson	29,500	—	$3.97	May 20, 2009
	76,500	—	$1.87	August 3, 2011
	27,500	—	$2.02	August 27, 2012
Jay T. Caldwell	—	—	—	—
Gerard C. Prial	19,750	—	$3.97	May 20, 2009
	76,500	—	$1.87	August 3, 2011
	27,500	—	$2.02	August 27, 2012
Allen L. Triplett	19,750	—	$3.97	May 20, 2009
	76,500	—	$1.87	August 3, 2011
	27,500	—	$2.02	August 27, 2012

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

	Number of	Exercise
Executive Officer	Options	Price	Original Vesting Date

Paul S. Shipman	15,300	$1.87	August 2006
	12,000	$2.02	August 2006 and August 2007
David J. Mickelson	15,300	$1.87	August 2006
	11,000	$2.02	August 2006 and August 2007
Gerard C. Prial	15,300	$1.87	August 2006
	11,000	$2.02	August 2006 and August 2007
Allen L. Triplett	15,300	$1.87	August 2006
	11,000	$2.02	August 2006 and August 2007

Employment Arrangements; Severance and Change of Control Arrangements

Employment Agreements

Each of Messrs. Shipman, Mickelson, Caldwell, Prial and Triplett has executed a letter of agreement with Redhook regarding employment. Under their letter of agreement, each executive officer is provided with an annual compensation plan under which they receive a specified minimum base compensation plus the opportunity to earn bonus amounts depending on attainment of various performance goals.

In June 2005, Redhook executed a letter of agreement with Mr. Shipman regarding employment. The agreement became effective on August 1, 2005 following the July 2005 expiration of the previous employment agreement. The letter of agreement provided for a minimum base salary of $250,000, subject to annual review by the compensation committee, and stipulates that Mr. Shipman is an “at-will” employee. Mr. Shipman’s current base salary under this agreement is $267,800 per year. Under the agreement, Mr. Shipman is eligible for a yearly bonus, of which 50% is discretionary and 50% is to be paid upon achieving certain targets per terms set forth by, and as approved by, the Compensation Committee or the Board. Mr. Shipman’s target bonus for 2007 was $100,000 and the Compensation Committee awarded Mr. Shipman a bonus of $35,000, $10,000 of which was discretionary. Mr. Shipman is also entitled to severance payments under the agreement in the event his employment is terminated by Redhook for any reason, other than “for cause,” including upon termination of his employment in connection with the merger. For additional information about severance, see “— Severance and change of control arrangements” and the table entitled “Table of Severance Payments and Benefits” below.

In June 2005, Redhook executed a letter of agreement with Mr. Mickelson regarding employment. The agreement became effective on August 1, 2005 following the July 2005 expiration of the previous employment agreement. The letter of agreement provided for a minimum base salary of $186,000, subject to annual review by the compensation committee, and stipulates that Mr. Mickelson is an “at-will” employee. Mr. Mickelson’s current base salary under this agreement is $199,243 per year. Under the agreement, Mr. Mickelson is eligible for a yearly bonus, of which 50% is discretionary and 50% is to be paid upon achieving certain targets per terms set forth by, and as approved by, the Compensation Committee or the Board. Mr. Mickelson’s target bonus for 2007 was $50,000 and the Compensation Committee awarded Mr. Mickelson a bonus of $17,500, $5,000 of which was discretionary. Mr. Mickelson is also entitled to severance payments under the agreement in the event his employment is terminated by Redhook for any reason, other than “for cause,” including upon termination of his employment in connection with the merger. For additional information about severance, see “— Severance and change of control arrangements” and the table entitled “Table of Severance Payments and Benefits” below.

On December 7, 2007, Redhook executed a letter of agreement with Mr. Caldwell regarding employment. The letter of agreement provided for a minimum base salary of $180,000, retroactive to October 1, 2007, subject to annual review by the compensation committee. Under the agreement, Mr. Caldwell will be eligible for a yearly bonus equal to 20% of base salary, to be paid in the discretion of the compensation committee or the board. Mr. Caldwell’s target bonus for 2007 was $27,750 and the compensation committee awarded Mr. Caldwell a bonus of $27,000, all of which was discretionary. The letter of agreement also anticipated that Mr. Caldwell would remain in the employ of the Company to assist with the proposed merger though June 30, 2008, and later extended this date by mutual agreement to August 15, 2008. In the event that Redhook requires assistance past June 30, 2008, Redhook will pay Mr. Caldwell $20,000.00 per month for his service. Mr. Caldwell is also entitled to severance payments under the agreement in the event his employment is terminated by Redhook for any reason, other than “for cause,” including upon termination of his employment in connection with the merger. For additional information about severance, see “— Severance and change of control arrangements” and the table entitled “Table of Severance Payments and Benefits” below.

The Company also executed letters of agreement regarding employment with Messrs. Prial and Triplett that were in effect for the fiscal year ended December 31, 2007. The letters of agreement provide the officers with the following minimum base salaries: Mr. Prial $171,990; and Mr. Triplett $171,990. Messrs. Prial and Triplett were also eligible for a yearly bonus, all of which was to be paid in the discretion of the compensation committee or the board. The 2007 target bonuses established for each of Messrs. Prial and Triplett were $25,000 and the Compensation Committee awarded Mr. Prial $20,000 and Mr. Triplett $0.

On February 12, 2008 Redhook executed a revised letter of agreement with Mr. Prial regarding employment, in connection with Mr. Prial’s resignation as Vice President, Sales and Eastern Operations of the Company. The letter of agreement provided for the continuation of Mr. Prial’s annual base salary of $171,990, subject to annual review by the compensation committee. Under the agreement, Mr. Prial is eligible for a yearly bonus equal to 20% of base salary, to be paid in the discretion of the compensation committee or the board. The letter of agreement anticipated that Mr. Prial would remain as an employee of Redhook to assist with the proposed merger through August 31, 2008. Mr. Prial is also entitled to severance payments under the agreement in the event his employment is terminated by Redhook for any reason, other than “for cause,” including upon termination of his employment in connection with the merger. For additional information about severance, see “— Severance and change of control arrangements” and the table entitled “Table of Severance Payments and Benefits” below.

On February 25, 2008, Redhook executed a revised letter of agreement with Mr. Triplett regarding employment, in connection with Mr. Triplett’s resignation as Vice President, Brewing of the Company. The letter of agreement provided for the continuation of Mr. Triplett’s annual base salary of $171,990, subject to annual review by the compensation committee. The letter of agreement anticipated that Mr. Triplett would remain as an employee of Redhook to assist with the proposed merger through June 30, 2008. Mr. Triplett is also entitled to severance payments under the agreement in the event his employment is terminated by Redhook for any reason, other than “for cause,” including upon termination of his employment in connection with the merger. For additional information about severance, see “— Severance and change of control arrangements” and the table entitled “Table of Severance Payments and Benefits” below.

Severance and change of control arrangements

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

The following table describes the potential payments and benefits under Redhook’s compensation and benefit plans and arrangements to which the named executive officers would have been entitled upon termination of employment other than “for cause,” assuming the termination had taken place as of December 31, 2007. The actual amounts to be paid out can only be determined at the time of such executive’s separation from the company, and such amounts may be subject to re-negotiation at the time of actual termination. The information presented in this table assumes that the current terms of the employment agreements with Messrs. Shipman, Caldwell, Prial and Triplett were in effect as of the end of Redhook’s fiscal year ended December 31, 2007. However, with the exception of severance payable to Mr. Caldwell, the amount of severance payable to Redhook’s executive officers under their original letters of agreement are the same amount as the amounts shown below.

Table of Severance and Benefits

							Value of
			Monthly		Continuation of	Pro-rata	Unexercised	Total
	Years of		Base	Cash	Medical/Welfare	Bonus	Stock	Potential
Named Executive	Service		Salary	Severance(6)	Benefits	Payments(7)	Options(8)	Payments

Paul S. Shipman	26	(1)	$22,317	$605,784	$17,008	$53,560	$637,022	$1,313,374
David J. Mickelson	21	(2)	16,604	393,393	17,008	99,697	572,495	1,082,593
Jay T. Caldwell	2	(3)	15,000	194,693	8,310	36,000	—	239,003
Gerard C. Prial	16	(4)	14,333	263,622	15,118	34,398	546,355	859,493
Allen L. Triplett	23	(5)	14,333	349,395	5,941	34,398	546,355	936,089

(1)	Mr. Shipman’s employment agreement provides for severance of $267,800 per year for two years, plus Mr. Shipman will also be paid for any vacation and sick leave that accrues during the term but is not used, plus reimbursement of COBRA premiums for up to eighteen months.

(2)	Mr. Mickelson’s letter of employment provides for severance equal to one month of base salary for each year of service with the company, capped at a severance payment equal to twenty-four months of base salary, plus reimbursement of COBRA premiums for the term of the severance period, not to exceed eighteen months.

(3)	Mr. Caldwell’s letter of employment provides for severance equal to twelve months base salary, plus reimbursement of COBRA premiums for the severance period. Prior to the execution of his letter of employment in December 2007, Mr. Caldwell served without an employment agreement. Therefore, if his employment had terminated prior to that date, he would not have been entitled to severance.

(4)	Mr. Prial’s letter of employment provides for severance equal to sixteen months base salary, plus reimbursement of COBRA premiums for the severance period.

(5)	Mr. Triplett’s letter of employment provides for severance equal to twenty-three months base salary, plus reimbursement of COBRA premiums for up to eighteen months.

(6)	Includes value of accrued but unpaid vacation and sick leave as of December 31, 2007.

(7)	Assumes performance targets for the executive set forth by the Compensation Committee were met.

(8)	Represents the number of unexercised stock options held by the executive, multiplied by $6.65, the closing price of the Company’s common stock on December 31, 2007, less the aggregate exercise price of the stock options. All outstanding stock options held by the Company’s executive officers are fully vested and exercisable.

Redhook Director Compensation

Non-employee directors of Redhook are currently entitled to receive both stock-based and cash compensation for their service on the Redhook board:

Stock-based Compensation:

•	Each non-employee Redhook director, other than A-B designated directors, is entitled to receive a grant of 3,500 shares of Redhook common stock upon his/her election to the board of directors at the annual meeting of shareholders. In lieu of receiving 3,500 shares of Redhook common stock, directors may elect to receive a lesser number of shares plus a cash payment equal to the taxes to be paid on his/her stock grant.

Cash Compensation:

•	Each non-employee Redhook director is entitled to receive annual compensation of $10,000, which will be paid quarterly.

•	The chairs of each of the Redhook nominating and governance, audit, marketing and compensation committees are entitled to receive additional annual compensation of $4,000, which will be paid following the Redhook annual meeting of shareholders.

•	Redhook audit committee members are each entitled to receive an additional annual payment of $1,000, which will be paid following the Redhook annual meeting of shareholders.

•	Members of the Redhook corporate strategy committee are entitled to receive, for service through March 31, 2008, compensation of $7,500 per quarter. The chair of the corporate strategy committee is also entitled to receive an additional quarterly payment of $2,500 for service through March 31, 2008.

Redhook’s Chief Executive Officer, Mr. Shipman, does not receive any additional compensation for his service as a director.

The following table sets forth certain information regarding the compensation earned by or awarded to each non-employee director who served on Redhook’s board of directors in 2007.

	Fees Earned or	Stock	Option
Name	Paid in Cash	Awards(1)	Awards	Total

Frank H. Clement	$53,400	$16,100	$—	$69,500
John W. Glick	$10,000	$—	$—	$10,000
David R. Lord	$52,400	$16,100	$—	$68,500
Michael Loughran	$63,400	$16,100	$—	$79,500
John D. Rogers, Jr.	$53,400	$16,100	$—	$69,500
Anthony J. Short	$10,000	$—	$—	$10,000

(1)	On May 22, 2007, Messrs. Clement, Lord, Loughran and Rogers were each granted 2,300 shares of fully-vested Redhook common stock and a cash payment of $8,400. The fair value of each stock grant was computed in accordance with FASB SFAS No. 123R, Share-Based Payment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

	Number of Shares of
	Common Stock Beneficially	Percent of Common Stock
Name and Address	Owned(1)	Outstanding(1)

Busch Investment Corporation(2)	2,761,713	33.06%
Dimensional Fund Advisors LP(3)	705,338	8.44%
Paul S. Shipman(4)	316,550	3.72%
Frank H. Clement(5)	281,070	3.35%
David J. Mickelson(6)	180,500	2.13%
Allen L. Triplett(7)	133,750	1.58%
Gerard C. Prial(7)	125,750	1.48%
David R. Lord(8)	18,073	*
John D. Rogers, Jr.(9)	16,800	*
Michael Loughran(10)	14,900	*
Jay T. Caldwell	—	*
John W. Glick	—	*
Anthony J. Short	—	*
All executive officers and directors as a group (11 individuals)(11)	1,087,393	12.15%

*	Less than 1%

(1)	Includes shares of common stock subject to options currently exercisable or exercisable within 60 days of February 29, 2008. Shares subject to an option are not deemed outstanding for purposes of computing the percentage ownership of any person other than the person holding the option.

(2)	The business address of Busch Investment Corporation is 1220 N. Market Street, Suite 606, Wilmington, Delaware 19801.

(3)	The business address of Dimensional Fund Advisors LP is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401. The number of shares shown as beneficially owned is based entirely on information contained in the Schedule 13G/A filed by Dimensional Fund Advisors LP on February 6, 2008. As noted in the Schedule 13G/A, Dimensional Fund Advisors LP disclaims beneficial ownership of these shares.

(4)	Includes 155,750 shares subject to options. Also includes 650 shares held by Mr. Shipman’s spouse.

(5)	Includes 32,000 shares subject to options, 33,436 shares held by Mr. Clement’s spouse, and 28,430 shares held by Mr. Clement as trustee for his children.

(6)	Includes 133,500 shares subject to options.

(7)	Includes 123,750 shares subject to options.

(8)	Includes 12,000 shares subject to options.

(9)	Includes 8,000 shares subject to options. Also includes 3,000 shares held by Mr. Roger’s spouse.

(10)	Includes 4,000 shares subject to options.

(11)	Includes 592,750 shares subject to options.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Under the statement of policy, a “related party transaction” is a transaction between Redhook and any related party (including any transactions requiring disclosure under Item 404 of Regulation S-K under the Exchange Act), other than transactions available to all employees generally and transactions involving less than $10,000 when aggregated with all similar transactions. The Redhook audit committee has been tasked with the review and approval of all related party transactions. The audit committee considers all relevant facts and circumstances available in making its determination as to a related party transaction, including (if applicable) but not limited to: the benefits to Redhook; the impact on a director’s independence in the event the related party is a director, an immediate family member of a director or an entity which is owned or controlled in substantial part by a director; the availability of other sources for comparable products or services; the terms of the transaction; and the terms available to unrelated third parties or to employees generally. The audit committee will approve only those related party transactions that are in, or are not inconsistent with, the best interests of Redhook and its shareholders, as the committee determines in good faith. A copy of Redhook’s statement of policy with respect to related party transactions is available on Redhook’s website at www.redhook.com (select About Redhook — Investor Relations — Governance — Highlights).

Certain Related Party Transactions

Transactions with A-B.  Since October 1994, Redhook has been party to an exchange and recapitalization agreement with A-B, as well as a master distributor agreement pursuant to which Redhook distributes its products in substantially all of its markets through A-B’s wholesale distribution network.

Exchange and Recapitalization Agreement

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

Board representation.  The exchange and recapitalization agreement provides that A-B is entitled to designate two members of the board of directors of Redhook. A-B also generally has the contractual right to have one of its designees sit on each committee of the board of directors of Redhook. Messrs. Glick and Short are the A-B designated nominees and are both currently employees of A-B.

Restrictive covenants.  The exchange and recapitalization agreement also contains certain covenants restricting the ability of Redhook to enter into certain transactions. Without the prior consent of A-B, Redhook has agreed that it will not:

•	issue equity securities exceeding 20% of its outstanding common stock as of January 1, 2008 (other than securities issued to employees or directors for compensatory purposes) or with more than one vote per share or with a class vote on any matter;

•	issue any stock to any person engaged in the malt beverage or alcoholic beverage business;

•	acquire any assets related to the production or distribution of malt beverages which exceed 50% of the book value of its assets as of the date of such acquisition, or acquire any assets unrelated to the production or distribution of malt beverages which exceed 10% of the book value of its assets as of the date of such acquisition;

•	sell any assets which have a book value in excess of 30% of the aggregate book value of its assets;

•	dispose of any of its interest in Craft Brands;

•	amend its articles of incorporation or bylaws,

•	grant board representation rights to any party,

•	enter into certain transactions with affiliates, except upon fair and reasonable terms that are no less favorable to Redhook than would be obtained in a comparable arm’s-length transaction with a non-affiliate and that has been approved by a majority of the independent directors of the Board of Directors;

•	distribute its products in the United States other than through A-B, Craft Brands or as provided in the A-B distribution agreement,

•	voluntarily delist or terminate its listing on the NASDAQ Stock Market.

Additionally, A-B has the right to terminate the distribution agreement in the event any competitor of A-B acquires more than 10% of the outstanding common stock of Redhook.

The practical effect of these restrictions is to grant to A-B the ability to veto certain transactions that management may believe to be in the best interest of Redhook and its shareholders, including expansion of the combined company through acquisitions of other craft brewers or new brands, merger with other brewing companies or distribution of Redhook’s products outside the U.S. As a result, the results of operations and the trading price of Redhook’s common stock may be adversely effected.

Master Distributor Agreement

Under the master distributor agreement with A-B, which we refer to as the A-B distribution agreement, Redhook is required to sell its product in the midwest and eastern United States through sales to A-B. Redhook has also granted A-B the first right to distribute Redhook products, including future new products, in the midwest and eastern territory. Redhook is responsible for marketing its products to A-B’s distributors in the midwest and eastern territory, as well as to retailers and consumers. A-B distributors then place orders with Redhook, through A-B, for Redhook products. Redhook separately packages and ships the orders in refrigerated trucks to the A-B distribution center nearest to the distributor or, under certain circumstances, directly to the distributor.

For the year ended December 31, 2007, sales to A-B through the A-B distribution agreement represented 41% of total sales during the same period, or $18,879,000.

Termination.  The A-B distribution agreement has a term that expires on December 31, 2014, subject to automatic renewal for an additional ten-year period unless A-B provides written notice of non-renewal to Redhook on or prior to June 30, 2014. The A-B distribution agreement is also subject to early termination, by either party, upon the occurrence of certain events. The A-B distribution agreement may be terminated immediately, by either party, upon the occurrence of any one or more of the following events:

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

Additionally, the A-B distribution agreement may be terminated by A-B, upon six months prior written notice to Redhook, in the event:

1) Redhook engages in certain “incompatible conduct” which is not curable or is not cured to A-B’s satisfaction (in A-B’s sole opinion) within 30 days. “Incompatible conduct” is defined as any act or omission of Redhook that, in A-B’s determination, damages the reputation or image of A-B or the brewing industry;

2) any A-B competitor or affiliate thereof acquires 10% or more of Redhook’s outstanding equity securities of Redhook, and one or more designees of such person becomes a member of Redhook’s board of directors;

3) Redhook’s current chief executive officer ceases to function as chief executive officer and within six months of such cessation a successor satisfactory in the sole, good faith discretion of A-B is not appointed;

4) Redhook is merged or consolidated into or with any other person or any other person merges or consolidates into or with Redhook; or

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

In the agreement Redhook and Widmer are currently negotiating with A-B, which is described in more detail under “Agreements Related to the Merger — Agreements with Anheuser-Busch,” A-B will consent to the consummation of the transactions contemplated by the merger agreement and thereby waive its right to terminate the A-B distribution agreement upon the merger of Redhook and Widmer and the termination of the Craft Brands distribution agreement.

Redhook believes that the benefits of the distribution arrangement with A-B, particularly the increased sales volume and efficiencies in delivery, state reporting and licensing, billing and collections, are significant to Redhook’s business and in the best interests of its shareholders. Redhook and Widmer believe that the benefits of the relationship that both companies have enjoyed with A-B, in particular distribution and material cost efficiencies, have offset the costs associated with the relationship. However, there can be no assurance that these costs will not have a negative impact on the sales and results of operations of the combined company.

Additionally, if the relationship between Redhook and A-B were to deteriorate, distribution of Redhook’s products would suffer significant disruption and such event will have a long-term severe negative impact on sales and results of operations, as it would be extremely difficult for Redhook to rebuild a distribution network. In such an event, Redhook would be faced with finding another national distribution partner similar to A-B, and entering into a complex distribution and investment arrangement with that entity, or with negotiating separate distribution agreements with individual distributors throughout the U.S. Currently, Redhook distributes its product through a network of more than 560 independent wholesale distributors, most of whom are geographically contiguous and independently owned and operated, and 13 branches owned and operated by A-B. If Redhook had to negotiate separate agreements with individual distributors, such an undertaking would necessarily take a significant amount of time to complete, during which Redhook’s products would not be distributed. It would also be extremely difficult for Redhook to build a seamless and contiguous distribution network as the one it currently enjoys through A-B. Additionally, Redhook would need to raise significant capital to fund the development of its new distribution network and continue operations. There can be no guarantee that financing would be available when needed, either from Redhook’s current lender or from the capital markets, or that any such financing would be on commercially reasonable terms. Given the difficulty that Redhook would face if it needed to rebuild its distribution network, if the current distribution arrangement with AB were to be terminated, it is unlikely Redhook would be able to continue as a going concern.

Fees and costs

The A-B distribution agreement provides that A-B is entitled to collect a margin fee on all payments to Redhook for sales through A-B as well as an additional amount, which we refer to as the additional margin, on shipments that exceed shipments for the same territory during fiscal 2003. During the year ended December 31, 2007, the margin was paid to A-B on shipments totaling 107,900 barrels to 532 A-B distribution points. Because 2007 shipments in the midwest and eastern United States exceeded 2003 shipments in the same territory, Redhook paid A-B the additional margin on 30,000 barrels.

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

Other agreements

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 3 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Woodinville, State of Washington, on May 1, 2008.

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