Form 10-K/A
period 2007-12-31
REDHOOK ALE BREWERY INC
filed 2008-05-12
CIK 892222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

(Amendment No. 4)

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

EXPLANATORY NOTE

Redhook Ale Brewery, Incorporated (the “Company” or “Redhook”) is filing this Amendment No. 4 (“Amendment No. 4”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, originally filed with the Securities and Exchange Commission (“SEC”) on March 26, 2008 (the “Original Filing”) and amended by Amendment No. 1 filed on April 3, 2008, Amendment No. 2 filed on April 29, 2008 and Amendment No. 3 filed on May 2, 2008. The Company is filing this Amendment No. 4 to address comments made by the SEC following its review of Amendment No. 3. Amendment No. 4 reflects revisions to the following items:

Part I., Item 1.    Business — Brewing Operations

Part I., Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I., Item 8.    Financial Statements and Supplementary Data.

Part III., Item 11.  Executive Compensation

Part III., Item 13.  Certain Relationships and Related Transactions, and Director Independence

In addition, in connection with the filing of this Amendment No. 4 and pursuant to Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is including with this Amendment No. 4 certain currently dated certifications required by Part IV, Item 15.

Except as described above, no other changes have been made to the Original Filing, as amended by Amendment No. 1, Amendment No. 2 and Amendment No. 3. This Amendment No. 4 does not reflect events occurring after the Original Filing or modify or update disclosures in the Original Filing affected by subsequent events. Accordingly, this Amendment No. 4 should be read in conjunction with the Company’s SEC filings made subsequent to the Original Filing.

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

During the year ended December 31, 2007, the Margin was paid to A-B on shipments totaling 107,900 barrels to 532 distribution points. During the year ended December 31, 2006, the Margin was paid to A-B on shipments totaling 101,400 barrels to 503 distribution points. During the year ended December 31, 2005, the Margin was paid to A-B on shipments totaling 85,100 barrels to 472 distribution points. Because 2007, 2006 and 2005 shipments in the midwest and eastern U.S. each exceeded 2003 shipments in the same territory, the Company paid A-B the Additional Margin on 30,000, 23,000 and 7,000 barrels, respectively. For the years ended December 31, 2007, 2006 and 2005, the Company paid a total of $1,024,000, $890,000, and $644,000, respectively, related to the Margin and Additional Margin. The Margin and Additional Margin are reflected as a reduction of sales in the Company’s statements of operations.

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

Fees paid to A-B related to the distribution of the Company’s products, including the Margin, Additional Margin, Invoicing Cost, Staging Cost, Cooperage Handling Charge, Inventory Manager Fee and Wholesaler Support Center Fee, totaled $1,345,000, $1,177,000 and $926,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Other Arrangements

In addition to the Company’s distribution of product through the A-B Distribution Agreement, Redhook and A-B have established other arrangements, including the purchase of the Pacific Ridge brand and the lease of kegs, that assist the Company’s operations. Excluding the purchase of materials and lost keg reimbursements, Redhook paid to A-B fees in connection with services provided under these other arrangements totaling $159,000, $159,000 and $384,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

If the A-B Distribution Agreement were terminated early, as described above, it would be extremely difficult for the Company to rebuild its distribution network without a severe negative impact on the Company’s sales and results of operations. In such an event, Redhook would be faced with finding another national distribution partner similar to A-B, and entering into a complex distribution and investment arrangement with that entity, or with negotiating separate distribution agreements with individual distributors throughout the U.S. Currently, Redhook distributes its product through a network of more than 560 independent wholesale distributors, most of whom are geographically contiguous and independently owned and operated, and 13 branches owned and operated by A-B. If the Company had to negotiate separate agreements with individual distributors, such an undertaking would necessarily take a significant amount of time to complete, during which time Redhook’s products would not be distributed. It would also be extremely difficult to build a seamless and contiguous distribution network similar to the one the Company currently enjoys through A-B. Additionally, Redhook would need to raise significant capital to fund the development of a new distribution network and continue operations. There can be no guarantee that financing would be available when needed, either from the

Company’s current lender or from the capital markets, or that any such financing would be on commercially reasonable terms. Given the difficulty that Redhook would face if it needed to rebuild its distribution network, if the current distribution arrangement with AB were to be terminated, it is unlikely Redhook would be able to continue as a going concern.

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

In connection with all sales through the July 1, 2004 A-B Distribution Agreement, the Company pays a Margin fee to A-B. The Margin does not apply to sales from the Company’s retail operations or to dock sales. The Margin also does not apply to the Company’s sales to Craft Brands because Craft Brands pays a comparable fee to A-B on its resale of the product. The A-B Distribution Agreement also provides that the Company shall pay the Additional Margin on shipments that exceed shipments in the same territory during fiscal 2003. During the year ended December 31, 2007, the Margin was paid to A-B on shipments totaling 107,900 barrels to 532 distribution points. During the year ended December 31, 2006, the Margin was paid to A-B on shipments totaling 101,400 barrels to 503 distribution points. Because 2007 and 2006 shipments in the midwest and eastern U.S. each exceeded 2003 shipments in the same territory, the Company paid A-B the Additional Margin on 30,000 and 23,000 barrels, respectively. For the years ended December 31, 2007 and

2006, the Company paid a total of $1,024,000 and $890,000, respectively, related to the Margin and Additional Margin. The Margin and Additional Margin are reflected as a reduction of sales in the Company’s statements of operations.

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

In connection with all sales through the July 1, 2004 A-B Distribution Agreement, the Company pays a Margin fee to A-B. The Margin does not apply to sales to the Company’s retail operations or to dock sales. The Margin also does not apply to the Company’s sales to Craft Brands because Craft Brands pays a comparable fee to A-B on its resale of the product. The A-B Distribution Agreement also provides that the Company shall pay an additional fee on shipments that exceed shipments in the same territory during fiscal 2003 (the “Additional Margin”). For 2006, the Margin was paid to A-B on shipments totaling 101,400 barrels to approximately 503 distribution points. For 2005, the Margin was paid to A-B on shipments totaling, 85,100 barrels to approximately 472 distribution points. For the years ended December 31, 2006 and 2005, the Company paid a total of $890,000, and $644,000, respectively, related to the Margin and Additional Margin. The Margin and Additional Margin are reflected as a reduction of sales in the Company’s statements of operations.

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

In connection with all sales through the July 1, 2004 A-B Distribution Agreement, the Company pays a Margin fee to A-B. The Margin does not apply to sales to the Company’s retail operations or to dock sales. The Margin also does not apply to the Company’s sales to Craft Brands because Craft Brands pays a comparable fee on its resale of the product. The A-B Distribution Agreement also provides that the Company shall pay an additional fee on shipments that exceed shipments for the same territory during fiscal 2003 (the “Additional Margin”). During the year ended December 31, 2007, the Margin was paid to A-B on shipments totaling 107,900 barrels to 532 distribution points. During the year ended December 31, 2006, the Margin was paid to A-B on shipments totaling 101,400 barrels to 503 distribution points. During the year ended December 31, 2005, the Margin was paid to A-B on shipments totaling 85,100 barrels to 472 distribution points. Because 2007, 2006 and 2005 shipments in the midwest and eastern U.S. each exceeded 2003 shipments in the same territory, the Company paid A-B the Additional Margin on 30,000, 23,000 and 7,000 barrels, respectively. For the years ended December 31, 2007, 2006 and 2005, the Company paid a total of $1,024,000, $890,000, and $644,000, respectively, related to the Margin and Additional Margin. The Margin and Additional Margin are reflected as a reduction of sales in the Company’s statements of operations.

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

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

REDHOOK ALE BREWERY, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

In addition, the Committee has solicited input from the Committee’s independent executive compensation consultant, MBL Group, LLC, (“MBL”). The Committee recognizes that executive compensation consultants can play an important and valuable role in the executive compensation process. Therefore, in 2004, and again in 2007, the Committee retained MBL to advise it on executive compensation matters, including advice on base salary levels and incentive programs. MBL looked at a variety of sources to determine the competitive compensation range for Redhook’s CEO and other executive officers. These included formal executive salary surveys, data from several Redhook competitors, and data from selected MBL manufacturing clients who produce and sell retail products. MBL focused on manufacturing companies that were similar in size to Redhook and, where appropriate, located in the western half of the U.S. Their analysis included both publicly traded and privately held companies. The Committee believes that the MBL reports are an important point of reference for the Committee in measuring and setting executive compensation. The Committee relies on the reports from MBL as a benchmark to ensure that Redhook’s compensation levels are comparable to compensation levels at other publicly-traded companies in similar industries. For the fiscal year ended December 31, 2007, the Committee used market survey information provided by MBL which included data from (a) Cascade Employers Association National Executive Compensation Survey of approximately 1550 companies; (b) Milliman & Robertson Executive Compensation Survey of approximately 300 companies; and (c) Dolan Technologies Compensation Data Survey of Northwest companies. The MBL survey contained data regarding position, survey examined and salary information, but did not identify specific companies or individuals.

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

Determining the Amount and Mix of Compensation

In determining the amount of compensation, the Committee, after reviewing reports from MBL, compared each executive’s pay to the market data provided for that named executive’s position and set compensation levels for salary, bonus and long-term compensation at levels around the 50th percentile of such market data for each position. Additionally, the Committee believes that incentive pay should be significant enough to properly reward the executives if the company met certain financial and operational objectives, therefore, it is the policy of the Committee that approximately 10% to 30% of the total compensation package should be at risk in order to motivate the executives to achieve financial and operational objectives set by the board. The Committee does not have a pre-established policy for allocating between either cash and non-cash or short-term or long-term compensation. However, as discussed below, since 2003, the Committee has not awarded stock options to its executive officers, and only added back a long-term incentive component to its executive compensation structure in 2007. Future awards of stock based compensation may be limited by the amount of shares available for grant under Redhook’s stock incentive plans.

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

Fees and costs

The A-B distribution agreement provides that A-B is entitled to collect a margin fee on all payments to Redhook for sales through A-B as well as an additional amount, which we refer to as the additional margin, on shipments that exceed shipments for the same territory during fiscal 2003. During the year ended December 31, 2007, the margin was paid to A-B on shipments totaling 107,900 barrels to 532 A-B distribution points. Because 2007 shipments in the midwest and eastern United States exceeded 2003 shipments in the same territory, Redhook paid A-B the additional margin on 30,000 barrels. For the year ended December 31, 2007, Redhook paid a total of $1,024,000 related to the margin and additional margin; these fees are reflected as a reduction of sales in the Company’s statements of operations.

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

Fees paid to A-B related to the distribution of the Company’s products, including the margin, additional margin, invoicing cost, staging cost, cooperage handling charge, inventory manager fee and wholesaler support center fee, totaled $1,345,000, for the year ended December 31, 2007.

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

Excluding the purchase of materials and lost keg reimbursements, Redhook paid to A-B fees in connection with services provided under these other arrangements totaling $159,000 for the year ended December 31, 2007.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 4 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Woodinville, State of Washington, on May 12, 2008.

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