Form 10-Q
period 2008-03-31
REDHOOK ALE BREWERY INC
filed 2008-05-15
CIK 892222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares of the registrant’s Common Stock outstanding as May 9, 2008 was 8,386,239.

REDHOOK ALE BREWERY, INCORPORATED
FORM 10-Q
For The Quarterly Period Ended March 31, 2008

PART I.
ITEM 1. Financial Statements
REDHOOK ALE BREWERY, INCORPORATED
BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$6,112,225	$5,526,843
Accounts receivable, net of allowance for doubtful accounts of $104,224 and $95,243 in 2008 and 2007, respectively	2,852,969	3,892,737
Trade receivable from Craft Brands	464,420	670,469
Inventories, net	3,049,793	2,927,518
Deferred income tax asset, net	1,004,359	944,361
Other	1,132,347	1,043,034

Total current assets	14,616,113	15,004,962
Fixed assets, net	56,154,535	55,862,297
Investment in Craft Brands	649,838	415,592
Other assets	152,825	107,489

Total assets	$71,573,311	$71,390,340

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,386,632	$3,148,613
Trade payable to Craft Brands	888,642	416,116
Accrued salaries, wages and payroll taxes	1,269,050	1,524,240
Refundable deposits	3,954,820	3,500,200
Other accrued expenses	681,445	686,261
Current portion of capital lease obligations	15,719	15,498

Total current liabilities	10,196,308	9,290,928

Capital lease obligations, net of current portion	27,105	31,118

Deferred income tax liability, net	1,555,504	1,762,428

Other liabilities	239,211	226,123

Common stockholders’ equity:
Common stock, par value $0.005 per share, authorized, 50,000,000 shares; issued and outstanding, 8,359,239 shares in 2008 and 8,354,239 shares in 2007	41,796	41,771
Additional paid-in capital	69,323,668	69,303,848
Retained earnings (deficit)	(9,810,281)	(9,265,876)

Total common stockholders’ equity	59,555,183	60,079,743

Total liabilities and common stockholders’ equity	$71,573,311	$71,390,340

The accompanying notes are an integral part of these financial statements.

REDHOOK ALE BREWERY, INCORPORATED
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2008	2007

Sales	$10,446,266	$9,556,932
Less excise taxes	1,073,437	1,013,970

Net sales	9,372,829	8,542,962
Cost of sales	8,995,126	7,806,082

Gross profit	377,703	736,880
Selling, general and administrative expenses	1,901,306	1,976,572
Merger-related expenses	77,850	59,890
Income from equity investment in Craft Brands	753,439	678,238

Operating loss	(848,014)	(621,344)
Interest expense	2,060	83,187
Other income, net	44,246	115,075

Loss before income taxes	(805,828)	(589,456)
Income tax benefit	(261,423)	(265,256)

Net loss	$(544,405)	$(324,200)

Basic loss per share	$(0.07)	$(0.04)

Diluted loss per share	$(0.07)	$(0.04)

The accompanying notes are an integral part of these financial statements.

REDHOOK ALE BREWERY, INCORPORATED
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008	2007

Operating Activities
Net loss	$(544,405)	$(324,200)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	702,510	729,769
Income from equity investment in Craft Brands in excess of cash distributions	(234,246)	(362,280)
Deferred income taxes	(266,922)	(272,122)
Changes in operating assets and liabilities	2,010,401	(742,533)

Net cash provided by (used in) operating activities	1,667,338	(971,366)

Investing Activities
Expenditures for fixed assets	(1,131,239)	(352,451)
Proceeds from disposition of fixed assets	33,230	—

Net cash used in investing activities	(1,098,009)	(352,451)

Financing Activities
Principal payments on debt and capital lease obligations	(3,792)	(116,085)
Issuance of common stock	19,845	77,045

Net cash provided by (used in) financing activities	16,053	(39,040)

Increase (decrease) in cash and cash equivalents	585,382	(1,362,857)

Cash and cash equivalents:
Beginning of period	5,526,843	9,435,073

End of period	$6,112,225	$8,072,216

The accompanying notes are an integral part of these financial statements.

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
     The accompanying financial statements and related notes of Redhook Ale Brewery, Incorporated (the “Company” or “Redhook”) should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2007. These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These financial statements are unaudited but, in the opinion of management, reflect all material adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. All such adjustments were of a normal, recurring nature. Certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation. The results of operations for such interim periods are not necessarily indicative of the results of operations for the full year.
2. Agreement and Plan of Merger
     On November 13, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Widmer Brothers Brewing Company (“Widmer”), pursuant to which Widmer will merge with and into Redhook. In connection with the merger, each holder of shares of common or preferred stock of Widmer will receive, in exchange for each share held, 2.1551 shares of Redhook common stock (“Common Stock”). Redhook security holders will continue to own their existing shares of Redhook Common Stock. The shares of Redhook Common Stock that Widmer security holders will be entitled to receive pursuant to the merger are expected to represent approximately 50% of the outstanding shares of the combined company immediately following the consummation of the merger (assuming no security holder of Widmer exercises statutory dissenters’ rights and that currently outstanding options held by Redhook employees, officers, directors, and former directors to acquire shares of Redhook Common Stock are not exercised prior to the consummation of the merger). In connection with the merger, Redhook will change its name to “Craft Brewers Alliance, Inc.”
     The merger is subject to customary conditions to closing, including (i) regulatory approval from the Alcohol and Tobacco Tax and Trade Bureau and state licensing agencies, (ii) approval of Anheuser-Busch, Incorporated (“A-B”), (iii) approval by the requisite vote of Redhook shareholders of the issuance of the shares of Common Stock issuable in the merger, (iv) approval of the merger by the requisite vote of Widmer shareholders, (v) accuracy of the representations and warranties made by the parties under the Merger Agreement, (vi) compliance by the parties with their covenants, and (vii) the absence of any material adverse change to either Redhook or Widmer.
     Redhook and Widmer have made customary representations, warranties and covenants in the Merger Agreement, including, among others, a covenant by Redhook to cause a meeting of Redhook shareholders to be held to approve issuance of the shares of Common Stock issuable in the merger. Redhook has also agreed to use commercially reasonable efforts to cause the following individuals to be appointed to the following indicated positions immediately after consummation of the merger: Kurt Widmer, Chairman of the Board; Paul Shipman, Chairman Emeritus and Consultant to the Board; David Mickelson, current President and Chief Operating Officer of Redhook, as Co-Chief Executive Officer; and Terry Michaelson, current President of Craft Brands Alliance LLC, as Co-Chief Executive Officer. Redhook has also agreed to appoint certain other officers of Widmer as officers of Redhook following consummation of the merger. On March 26, 2008, the Company filed with the SEC a registration statement on Form S-4 (as amended by Amendment No. 1 filed on May 2, 2008 and Amendment No. 2 filed on May 12, 2008) that includes a joint proxy statement/prospectus and other documents regarding the proposed merger with Widmer.
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
     In connection with the proposed merger, including the preparation of the Form S-4 registration statement, the Company incurred approximately $202,000 in legal, consulting, meeting and severance costs during the quarter ended March 31, 2008. Of the total incurred during the quarter, approximately $78,000, is reflected in the statement of operations as merger-related expenses, and $124,000 has been capitalized, reflected as other current assets in the

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
balance sheet, in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations.
     In connection with the discussions leading up to the Merger Agreement, the Company incurred approximately $60,000 in legal, consulting, meeting and severance costs during the quarter ended March 31, 2007, reflected in the statement of operations as selling, general and administrative expenses.
     As of March 31, 2008 and December 31, 2007, other current assets on the Company’s balance sheets include $278,000 and $154,000, respectively, in capitalized merger costs.
3. Inventories
     Inventories consist of the following:

	March 31,	December 31,
	2008	2007
Work in process	$937,832	$922,157
Packaging materials	630,490	487,210
Raw materials	615,243	537,695
Finished goods, net	449,482	510,461
Promotional merchandise, net	416,746	469,995

	$3,049,793	$2,927,518

     Work in process is beer held in fermentation tanks prior to the filtration and packaging process. Promotional merchandise and finished goods are reduced by a $75,000 and $109,000 reserve for obsolescence as of March 31, 2008 and December 31, 2007, respectively.
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
     The Operating Agreement requires the Company to make certain capital contributions to support the operations of Craft Brands. Contemporaneous with the execution of the Operating Agreement, the Company made a 2004 sales and marketing capital contribution to Craft Brands in the amount of $250,000. The agreement designated that this sales and marketing capital contribution be used by Craft Brands for expenses related to the marketing, advertising and promotion of the Company’s products (“Special Marketing Expense”). In February 2007 and in February 2008, the Company and Widmer amended the Operating Agreement to require an additional sales and marketing contribution in 2009 if the volume of sales of Redhook products in 2008 in the Craft Brands territory is less than 92% of the volume of sales of Redhook products in 2003 in the Craft Brands territory. Under these amendments, Redhook’s maximum 2009 sales and marketing contribution was reduced to $310,000, reflecting the Company’s commitment to expand the production capacity of its Washington and New Hampshire breweries to produce more Widmer products. Widmer also has a sales and marketing contribution under the amended Operating Agreement with similar terms that is capped at $750,000. If required, the 2009 sales and marketing contribution is due by February 1, 2009. Because sales in the

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
craft beer industry generally reflect a degree of seasonality and the Company has historically operated with little or no backlog, the Company’s ability to predict sales for future periods is limited. Accordingly, the Company cannot predict to what degree, if at all, the Company will be required to make this 2009 sales and marketing contribution. If the Company is required to make this additional sales and marketing contribution in 2009, the Company’s available cash will decrease and income from Craft Brands will decrease by the amount of the contribution, which will be allocated 100% to the Company. The Operating Agreement also obligates the Company and Widmer to make other additional capital contributions only upon the request and consent of the Craft Brands’ board of directors.
     The Operating Agreement also requires the Company and Widmer to make loans to Craft Brands to assist Craft Brands in conducting its operations and meeting its obligations. To the extent that cash flow from operations and borrowings from financial institutions is not sufficient for Craft Brands to meet its obligations, the Company and Widmer are obligated to lend to Craft Brands the funds the president of Craft Brands deems necessary to meet such obligations. As of March 31, 2008 and December 31, 2007, there were no loan obligations due to the Company.
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
     For the three months ended March 31, 2008 and 2007, the Company’s share of Craft Brands’ net income totaled $753,000 and $678,000, respectively. During the three months ended March 31, 2008 and 2007, the Company received cash distributions of $519,000 and $316,000, respectively, representing its share of the net cash flow of Craft Brands. As of March 31, 2008 and December 31, 2007, the Company’s investment in Craft Brands totaled $650,000 and $416,000, respectively.
     In connection with shipments of the Company’s products to Craft Brands, the Company recognized sales of $3,396,000 and $3,265,000 in the statements of operations during the three months ended March 31, 2008 and 2007, respectively. For the three months ended March 31, 2008, shipments of the Company’s products to Craft Brands represented approximately 42% of total Company shipments, or 28,500 barrels. For the three months ended March

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
31, 2007, shipments of the Company’s products to Craft Brands represented 44% of total Company shipments, or 28,700 barrels.
     In conjunction with the sale of Redhook product to Craft Brands, the Company’s balance sheets as of March 31, 2008 and December 31, 2007 reflect a trade receivable due from Craft Brands of approximately $464,000 and $670,000, respectively. In conjunction with the sale of Redhook products in Washington state, where state liquor regulations require that the Company sell its product directly to third-party beer distributors, the Company’s balance sheets as of March 31, 2008 and December 31, 2007 reflect a trade payable to Craft Brands, based upon a contractually determined formula, of approximately $889,000 and $416,000, respectively.
5. Common Stockholders’ Equity
Issuance of Common Stock
     In conjunction with the exercise of stock options granted under the Company’s stock option plans, the Company issued 5,000 shares of Common Stock and received proceeds on exercise totaling $20,000 during the three months ended March 31, 2008. During the three months ended March 31, 2007, the Company issued 26,900 shares of Common Stock and received proceeds on exercise totaling $77,000.
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
     The Company’s shareholders approved the 2002 Stock Option Plan (the “2002 Plan”) in May 2002. The 2002 Plan provides for granting of non-qualified stock options and incentive stock options to employees, non-employee directors and independent consultants or advisors. The compensation committee of the board of directors administers the 2002 Plan, determining to whom options are to be granted, the number of shares of Common Stock for which the options are exercisable, the purchase prices of such shares, and all other terms and conditions. Options granted to employees of the Company in 2002 under the 2002 Plan were designated to vest over a five-year period, and options granted to the Company’s directors in 2002, 2003, 2004 and 2005 under the 2002 Plan became exercisable six months after the grant date. Options were granted at an exercise price equal to fair market value of the underlying Common Stock on the grant date and terminate on the tenth anniversary of the grant date. Options granted in 2006 under the 2002 Plan were granted to the Company’s directors (other than A-B designated directors) at an exercise price less than the fair market value of the underlying Common Stock on the grant date. These options were immediately exercisable and each grantee exercised his option to purchase this Common Stock on the same day as the grant. The maximum number of shares of Common Stock for which options may be granted during the term of the 2002 Plan is 346,000. As of March 31, 2008, 100,259 options were available for future grant under the 2002 Plan.
     The 2007 Stock Incentive Plan (the “2007 Plan”) was adopted by the board of directors and approved by the shareholders in May 2007. The 2007 Plan provides for stock options, restricted stock, restricted stock units, performance awards and stock appreciation rights. While incentive stock options may only be granted to employees, awards other than incentive stock options may be granted to employees and directors. The 2007 Plan is administered by the compensation committee of the board of directors. A maximum of 100,000 shares of Common Stock are

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
authorized for issuance under the 2007 Plan. As of March 31, 2008, 75,800 shares of Common Stock are available for future issuance under the 2007 Plan.
Accounting for Stock-Based Compensation
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
     On January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, which revises SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees and directors be recognized as expense in the statement of operations based on their fair values and vesting periods. The Company is required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations. The Company elected to follow the “modified prospective” transition method, one of two methods prescribed by the standard, for implementing SFAS No. 123R. Under the modified prospective method, compensation cost is recognized beginning with the effective date (i) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (ii) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. No compensation expense was recognized in 2008 or 2007 for stock options outstanding as of December 31, 2005 because these options were fully vested prior to the January 1, 2006 adoption of SFAS No. 123R.
Stock-Based Compensation Expense
     There were no grants of Common Stock or options to purchase Common Stock during the three months ended March 31, 2008 or 2007. There was no unrecognized stock-based compensation expense related to unvested stock options during the three months ended March 31, 2008 and 2007.

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
Stock Option Plan Activity
     Presented below is a summary of stock option plans’ activity for the three months ended March 31, 2008:

		Weighted	Weighted
		Average	Average
	Shares	Exercise	Remaining	Aggregate
	Subject to	Price per	Contractual	Intrinsic
	Options	Share	Life (Years)	Value

Outstanding at January 1, 2008	689,140	$2.57	3.33	$2,809,485
Granted	—
Exercised	(5,000)
Canceled	(4,300)

Outstanding at March 31, 2008	679,840	$2.55	3.11	$1,577,372

Exercisable at March 31, 2008	679,840	$2.55	3.11	$1,577,372

     The aggregate intrinsic value of the outstanding stock options is calculated as the difference between the stock closing price as reported by Nasdaq on of the last day of the period and the exercise price of the shares. The applicable stock closing prices as of March 31, 2008 and January 1, 2008 were $4.83 and $6.65, respectively. The total intrinsic value of stock options exercised during the three months ended March 31, 2008 and 2007 was $4,000 and $95,000, respectively. No options were vested during the three months ended March 31, 2008 and 2007.
     The following table summarizes information for options currently outstanding and exercisable at March 31, 2008:

		Average	Weighted
	Number	Remaining	Average
	Outstanding	Contractual Life	Exercise
Range of Exercise Prices	& Exercisable	(Yrs)	Price

$1.485 to $1.865	330,540	3.32	$1.860
$1.866 to $2.019	134,134	4.41	$2.019
$2.020 to $3.969	188,866	2.24	$3.673
$3.970 to $5.730	26,300	0.13	$5.730

$1.485 to $5.730	679,840	3.11	$2.545

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
     The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended March 31,
	2008	2007

Numerator for basic and diluted net loss per share — net loss	$(544,405)	$(324,200)

Denominator for basic net loss per share — weighted average common shares outstanding	8,355,942	8,295,276

Dilutive effect of stock options on weighted average common shares	—	—

Denominator for diluted net loss per share	8,355,942	8,295,276

Basic net loss per share	$(0.07)	$(0.04)

Diluted net loss per share	$(0.07)	$(0.04)

7. Income Taxes
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
     As of March 31, 2008 and December 31, 2007, the Company’s deferred tax assets were primarily comprised of federal net operating loss carryforwards (“NOLs”), federal and state alternative minimum tax credit carryforwards, and state NOL carryforwards. In assessing the realizability of the deferred tax assets, the Company considered both positive and negative evidence when measuring the need for a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income during the periods in which those temporary differences become deductible. The Company considered the scheduled reversal of deferred tax liabilities, projected future taxable income and other factors in making this assessment. The Company’s estimates of

REDHOOK ALE BREWERY, INCORPORATED
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
future taxable income take into consideration, among other items, estimates of future taxable income related to depreciation. Based upon the available evidence, the Company does not believe that all of the deferred tax assets will be realized. Accordingly, the Company’s balance sheet as of March 31, 2008 and December 31, 2007 includes a valuation allowance of $1,059,000 to cover certain federal and state NOLs that may expire before the Company is able to utilize the tax benefit. To the extent that the Company continues to be unable to generate adequate taxable income in future periods, the Company will not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering potentially expiring NOLs.
     There were no unrecognized tax benefits as of March 31, 2008 or December 31, 2007. The Company does not anticipate significant changes to its unrecognized tax benefits within the next twelve months.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This quarterly report on Form 10-Q includes forward-looking statements. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions or their negatives identify forward-looking statements, which generally are not historical in nature. These statements are based upon assumptions and projections that the Company believes are reasonable, but are by their nature inherently uncertain. Many possible events or factors could affect the Company’s future financial results and performance, and could cause actual results or performance to differ materially from those expressed, including those risks and uncertainties described in Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2007, and those described from time to time in the Company’s future reports filed with the Securities and Exchange Commission. Caution should be taken not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report.
     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto of Redhook Ale Brewery, Incorporated (the “Company” or “Redhook”) included herein, as well as the audited Financial Statements and Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2007. The discussion and analysis includes period-to-period comparisons of the Company’s financial results. Although period-to-period comparisons may be helpful in understanding the Company’s financial results, the Company believes that they should not be relied upon as an accurate indicator of future performance.
Proposed Merger with Widmer Brothers Brewing Company
     On November 13, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Widmer Brothers Brewing Company (“Widmer”), pursuant to which Widmer will merge with and into Redhook, and each outstanding share of capital stock of Widmer (other than any dissenting shares entitled to statutory appraisal rights under Oregon law) will be converted into the right to receive 2.1551 shares of Redhook Common Stock. The merger will result in Widmer shareholders and existing Redhook shareholders each holding approximately 50% of the outstanding shares of the combined company (assuming that no Widmer shareholder exercises statutory appraisal rights and that currently outstanding options held by Redhook employees, officers, directors and former directors to acquire share of Redhook Common Stock are not exercised prior to consummation of the merger). In connection with the merger, the Company will change its name to “Craft Brewers Alliance, Inc.”
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
     Redhook and Widmer have made customary representations, warranties and covenants in the Merger Agreement, including, among others, a covenant by Redhook to cause a meeting of Redhook shareholders to be held to approve issuance of the shares of Common Stock issuable in the merger. Redhook has also agreed to use commercially reasonable efforts to cause the following individuals to be appointed to the following indicated positions immediately after consummation of the merger: Kurt Widmer, Chairman of the Board; Paul Shipman, Chairman Emeritus and Consultant to the Board; David Mickelson, current President and Chief Operating Officer of Redhook, as Co-Chief Executive Officer; and Terry Michaelson, current President of Craft Brands Alliance LLC, as Co-Chief Executive Officer. Redhook has also agreed to appoint certain other officers of Widmer as officers of Redhook following consummation of the merger. On March 26, 2008, the Company filed with the SEC a registration statement on Form S-4 (as amended by Amendment No. 1 filed on May 2, 2008 and Amendment No. 2 filed on May 12, 2008) that includes a joint proxy statement/prospectus and other documents regarding the proposed merger with Widmer.
     The Company adopted a Company-wide severance plan that requires the payment of severance benefits to all full-time employees, other than executive officers, in the event that an employee’s employment is terminated as a result of a merger or other business combination with Widmer. The Company is also party to employment arrangements with its executive officers which provide for severance payments to such officers upon termination of employment. If the proposed merger with Widmer is consummated, the Company anticipates that the integration of the finance, accounting and information technology functions of Redhook and Widmer will result in the transfer of such functions, including the Chief Financial Officer position held by Jay Caldwell, to the Widmer finance, accounting and information technology departments. In addition, Paul Shipman will cease to be Chief Executive Officer, and former executive officers Gerard Prial and Allen Triplett will leave the Company. The Company will recognize a severance liability and corresponding merger-related expense in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The Company estimates that severance benefits totaling approximately $1.76 million will be paid to all affected employees, including executive officers, in connection with the successful closing of the proposed merger and that these severance costs will be recorded as a merger-related expense in the following periods: approximately $1.135 million in the second quarter of 2008; approximately $60,000 during the period July 2008 through July 2010; and approximately $570,000 in the third quarter of 2009.
     In connection with the proposed merger, including the preparation of the Form S-4 registration statement, the Company incurred approximately $202,000 in legal, consulting and meeting costs during the quarter ended March 31, 2008. Of the total incurred during the quarter, approximately $78,000 is reflected in the statement of operations as merger-related expenses and $124,000 has been capitalized, reflected as other current assets in the balance sheet, in accordance with SFAS No. 141, Business Combinations.
     Except where specifically indicated, this quarterly report on Form 10-Q does not address the effects of the potential merger on the Company, its customers, suppliers, or employees, Craft Brands Alliance, or any of the Company’s other material contractual arrangements.
Overview
     Since its formation, the Company has focused its business activities on the brewing, marketing and selling of craft beers in the United States. The Company produces its specialty bottled and draft products in two Company-owned breweries, one in the Seattle suburb of Woodinville, Washington (the “Washington Brewery”) and the other in Portsmouth, New Hampshire (the “New Hampshire Brewery”). Prior to July 1, 2004, the Company’s sales consisted predominantly of sales of beer to third-party distributors and Anheuser-Busch, Incorporated (“A-B”) through the Company’s Distribution Alliance with A-B (the “Alliance”). Since July 1, 2004, the Company’s sales have consisted of sales of product to Craft Brands Alliance LLC (“Craft Brands”) and A-B. Craft Brands is a joint venture sales and marketing entity formed by the Company and Widmer. The Company and Widmer manufacture and sell their product to Craft Brands at a price substantially below wholesale pricing levels; Craft Brands, in turn, advertises, markets, sells and distributes the product to wholesale outlets in the western United States through a distribution agreement between Craft Brands and A-B. (Due to state liquor regulations, the Company sells its product in Washington state directly to third-party beer distributors and returns a portion of the revenue to Craft Brands based upon a contractually determined formula.) Profits and losses of Craft Brands are generally shared between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively. The Company continues to sell its product in the midwest and eastern U.S. through sales to A-B pursuant to the July 1, 2004 A-B Distribution Agreement (the “A-B Distribution Agreement”). For additional information regarding Craft Brands and the A-B Distribution Agreement, see Part 1, Item 1, Business “— Product Distribution” “— Relationship with Anheuser-Busch, Incorporated” and “— Relationship with Craft Brands Alliance LLC” of the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2007 and “— Craft Brands Alliance LLC” below. In addition to sales of beer, the Company derives other revenues from sources including the sale of retail beer, food, apparel and other retail items in its two brewery pubs. As of March 31, 2008, the net amount due to A-B under all Company agreements with A-B totaled $327,000.
     For the quarter ended March 31, 2008, the Company had gross sales and a net loss of $10,446,000 and $544,000, respectively, compared to gross sales and a net loss of $9,557,000 and $324,000, respectively, for the quarter ended March 31, 2007.
     The Company’s sales volume (shipments) increased 4.7% to 68,400 barrels in the first quarter of 2008 as compared to 65,300 barrels in the same 2007 quarter. Sales in the craft beer industry generally reflect a degree of seasonality, with the first and fourth quarters historically being the slowest and the rest of the year typically demonstrating stronger sales. The Company has historically operated with little or no backlog, and its ability to predict sales for future periods is limited.
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
     Under normal circumstances, the Company operates its brewing facilities up to seven days per week with multiple shifts per day. Under ideal brewing conditions, the theoretical production capacity is approximately 260,000 barrels per year at the Washington Brewery and 205,000 barrels per year at the New Hampshire Brewery. The Company has slightly modified its definition of theoretical brewing capacity in consideration of our current operating environment, different brewing times of some of our ales, and in view of the proposed merger with Widmer. We believe that the current definition will permit meaningful comparisons going forward. The table below summarizes the Company’s current estimate of annual theoretical brewing capacity (in barrels) as compared to what has been previously reported:

	As of January 1, 2008
	As Currently	As Previously
	Defined	Defined

Washington Brewery	260,000	250,000
New Hampshire Brewery	205,000	235,000

	465,000	485,000

     Theoretical production capacity, as defined by the Company, is computed by assuming that brewing occurs under ideal brewing conditions reduced only by a minimum level of production loss. Ideal brewing conditions include, among other factors, production of a single brand in a single package for 24 hours shifts, seven days per week, and 52 weeks per year. Because by many factors, including seasonality, production schedules of various draft products and bottled products and packages, and losses attributable to filtering, bottling and keg filling, actual production capacity will be always be less than theoretical production capacity. Although there is a significant difference between total Company shipments and the current estimated annual theoretical production capacity, the Company believes that capacity utilization of the breweries will fluctuate throughout the year. Although the Company expects that the breweries’ capacity will be efficiently utilized during periods where the Company’s sales are strongest, there likely will be periods where the breweries’ capacity utilization will be lower. If the Company is unable to achieve significant sales growth, the resulting excess capacity and unabsorbed overhead of the Company will have an adverse effect on the Company’s gross margins, operating cash flows and overall financial performance.
     In order to accommodate volume growth in the markets served by the New Hampshire Brewery, the Company has expanded fermentation capacity during the last several years. In May 2007, the Company completed process control automation upgrades to the brewery and added one 70,000 pound grain silo. In June 2007, the Company completed the installation of four additional 400-barrel fermenters. Installation cost for this expansion totaled $1.3 million and added approximately 25,000 barrels of capacity to the New Hampshire Brewery, bringing the brewery’s theoretical production capacity to approximately 205,000 barrels per year. The Company’s 2008 capital projects include a two-phase expansion of brewing and fermentation capacity at the New Hampshire Brewery. The project includes the addition of twelve 400-barrel fermenters, four 400-barrel bright tanks, four 200-barrel bright tanks and associated upgrades in piping, delivery systems, refrigeration, and automation controls. The expected cost of these upgrades is expected to be $6.1 million and is expected to increase capacity by 35,000 barrels. The Company estimates that the expansion will be completed during the third and fourth quarters of 2008. If the proposed merger with Widmer does not occur, the Company anticipates that some of the planned capital expenditures will be delayed.
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
     See Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2007 for additional matters which could materially affect the Company’s business, financial condition or future results.
Results of Operations
     The following table sets forth, for the periods indicated, certain items from the Company’s Statements of Operations expressed as a percentage of net sales:

	Three Months Ended
	March 31,
	2008	2007

Sales	111.5%	111.9%
Less excise taxes	11.5	11.9

Net sales	100.0	100.0
Cost of sales	96.0	91.4

Gross profit	4.0	8.6
Selling, general and administrative expenses	20.3	23.1
Merger-related expenses	0.8	0.7
Income from equity investment in Craft Brands	8.0	7.9

Operating loss	(9.1)	(7.3)
Interest expense	—	0.9
Other income, net	0.5	1.3

Loss before income taxes	(8.6)	(6.9)
Income tax benefit	(2.8)	(3.1)

Net loss	(5.8)%	(3.8)%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
     The following table sets forth, for the periods indicated, a comparison of certain items from the Company’s Statements of Operations:

	Three Months Ended March 31,		Increase /
	2008	2007	(Decrease)	% Change

Sales	$10,446,266	$9,556,932	$889,334	9.3%
Less excise taxes	1,073,437	1,013,970	59,467	5.9

Net sales	9,372,829	8,542,962	829,867	9.7
Cost of sales	8,995,126	7,806,082	1,189,044	15.2

Gross profit	377,703	736,880	(359,177)	48.7
Selling, general and administrative expenses	1,901,306	1,976,572	(75,266)	3.8
Merger-related expenses	77,850	59,890	17,960	30.0
Income from equity investment in Craft Brands	753,439	678,238	75,201	11.1

Operating loss	(848,014)	(621,344)	(226,670)	36.5
Interest expense	2,060	83,187	(81,127)	97.5
Other income, net	44,246	115,075	(70,829)	61.6

Loss before income taxes	(805,828)	(589,456)	(216,372)	36.7
Income tax benefit	(261,423)	(265,256)	3,833	1.4

Net loss	$(544,405)	$(324,200)	$(220,205)	67.9%

     The following table sets forth a comparison of sales (in dollars) for the periods indicated:

	Sales for the Three Months Ended
	March 31,		Increase /
	2008	2007	(Decrease)	% Change

A-B	$4,558,569	$4,200,245	$358,324	8.5%
Craft Brands	3,395,924	3,264,518	131,406	4.0
Contract brewing	1,176,223	973,803	202,420	20.8
International and non-wholesalers	40,063	15,201	24,862	163.6
Pubs and other	1,275,487	1,103,165	172,322	15.6

Total shipped	$10,446,266	$9,556,932	$889,334	9.3%

     Sales. Total sales increased $890,000 in the first quarter of 2008 compared to the first quarter of 2007, primarily impacted by the following factors:
•	An increase in pricing and an increase in shipments in the midwest and eastern U.S. resulted in a $370,000 increase in first quarter 2008 sales;

•	An increase in pricing of shipments in the western U.S. (not including beer brewed on a contract basis) resulted in a $131,000 increase in sales in the first quarter of 2008;

•	An increase in shipments of beer brewed on a contract basis, slightly offset by a decrease in pricing of these shipments, contributed to a $202,000 increase in sales in the first quarter of 2008; and

•	An increase of $172,000 in pub and other sales in the first quarter of 2008 contributed to the total sales increase.

     Shipments. The following table sets forth a comparison of shipments (in barrels) for the periods indicated:

	Three Months Ended March 31,
	2008			2007
	Draft Shipments	Bottle Shipments	Total Shipments	Draft Shipments	Bottle Shipments	Total Shipments	Increase / (Decrease)	% Change

A-B	10,700	15,100	25,800	10,800	13,700	24,500	1,300	5.3%
Craft Brands	7,800	20,700	28,500	8,600	20,100	28,700	(200)	(0.7)
Contract brewing	8,500	4,500	13,000	8,600	2,600	11,200	1,800	16.1
Pubs and other	800	300	1,100	700	200	900	200	22.2

Total shipped	27,800	40,600	68,400	28,700	36,600	65,300	3,100	4.7%

     Total Company shipments increased 4.7% in the first quarter of 2008 as compared to the same quarter of 2007, primarily driven by an increase in shipments of beer brewed on a contract basis and shipments to the midwest and eastern U.S. Total sales volume for the quarter ended March 31, 2008 increased to 68,400 barrels from 65,300 barrels in the same 2007 period. Shipments of the Company’s packaged products increased 10.9% while shipments of the Company’s draft products decreased 3.1%. Excluding the impact of shipments of beer brewed on a contract basis, the Company’s shipments of bottled beer have steadily increased as a percentage of total beer shipments since the mid-1990’s. During the three months ended March 31, 2008, 65.3% of total shipments, excluding beer brewed under a contract brewing arrangement, were shipments of bottled beer versus 62.8% in three months ended March 31, 2007.
     Contributing significantly to the 3,100 barrel increase in the Company’s total shipments is an increase of 1,800 barrels of beer brewed under contract brewing arrangements with Widmer. In connection with the Supply, Distribution and Licensing Agreement with Craft Brands, if shipments of the Company’s products in the Craft Brands territory decrease as compared to the previous year’s shipments, the Company has the right to brew Widmer products in an amount equal to the lower of (i) the Company’s product shipment decrease or (ii) the Widmer product shipment increase (the “Contractual Obligation”). In addition, pursuant to a Manufacturing and Licensing Agreement with Widmer, the Company may, at Widmer’s request, brew more beer for Widmer than the Contractual Obligation. This Manufacturing and Licensing Agreement with Widmer, as amended, expires on December 31, 2008. Under these contract brewing arrangements, the Company brewed and shipped 13,000 barrels and 11,200 barrels of Widmer beer in the first quarter of 2008 and 2007, respectively. Of these shipments, approximately 94% of the 2008 barrels were in excess of the Contractual Obligation and 68% of the 2007 barrels were in excess of the Contractual Obligation. Through 2006, these contract brewing arrangements were limited to brewing draft beer at the Washington Brewery. However, the Company began brewing and shipping bottled beer from the Washington Brewery during the first quarter of 2007 and the New Hampshire Brewery brewed and shipped draft beer during the second quarter of 2007. During the first quarter of 2008, approximately 34% of the 13,000 barrels shipped was packaged product and all of the barrels were brewed and shipped by the Washington Brewery. During the first quarter of 2007, approximately 23% of the 11,200 barrels shipped was packaged product and all of the barrels were brewed and shipped by the Washington Brewery. The Company does not anticipate that the New Hampshire Brewery will be utilized in conjunction with the contract brewing arrangement with Widmer in future periods. Excluding shipments under these contract brewing arrangements, 2008 first quarter shipments of the Company’s draft and bottled products increased modestly, or 2.3%, as compared to the 2007 first quarter. Driven by the Contractual Obligation as well as Widmer’s production needs, the Company anticipates that beer brewed and shipped in 2008 under the contract brewing arrangements with Widmer will be lower than 2007 levels. The Company is evaluating alternatives to utilize the capacity that will become available, if the proposed merger with Widmer does not close, upon the termination of the contract brewing arrangement. If the Company is unable to achieve significant growth through its own products or other alternative products, the Company may have significant unabsorbed overhead that would generate unfavorable financial results.
     Included in the Company’s total shipments (as shipments to A-B) are shipments of Widmer Hefeweizen, a golden unfiltered wheat beer that is one of the leading American style Hefeweizens sold in the U.S. The Company brews Widmer Hefeweizen at the New Hampshire Brewery and distributes the beer through A-B in the midwest and eastern U.S. under license from Widmer. In 2003, the Company entered into a licensing agreement with Widmer to produce and sell the Widmer Hefeweizen brand in states east of the Mississippi River. In March 2005, the Widmer Hefeweizen distribution territory was expanded to include all of the Company’s midwest and eastern markets. In the fourth quarter of 2006, the Widmer Hefeweizen distribution territory was again modified when Widmer exercised its contractual right to eliminate Texas from the Company’s Widmer Hefeweizen distribution territory. The licensing agreement automatically renewed on February 1, 2008 for an additional one-year term expiring February 1, 2009. The agreement provides for additional one-year automatic renewals unless either party notifies the other of its desire to have the agreement expire at the end of the then existing term at least 150 days prior to such expiration. The agreement may also be terminated by either party at any time without cause pursuant to 150 days notice or “for cause” by either party under certain conditions. Additionally, Redhook and Widmer have entered into a secondary agreement providing that if Widmer terminates the licensing agreement or causes it to expire before December 31, 2009, Widmer will pay the Company a lump sum payment to partially compensate the Company for capital equipment expenditures made at the New Hampshire Brewery to support Widmer’s growth. During the term of this agreement, the Company will not brew, advertise, market, or distribute any product that is labeled or advertised as a “Hefeweizen” or any similar product in the agreed upon midwest and eastern territory. Brewing and selling of Redhook’s Hefe-weizen was discontinued in conjunction with this agreement. The Company shipped 5,700 barrels and 6,300 barrels of Widmer Hefeweizen in the first three months of 2008 and 2007, respectively. The Company believes that this agreement increases capacity utilization and has strengthened the Company’s product portfolio. If the Widmer licensing agreement were terminated, the Company would evaluate alternatives to utilize the excess capacity, either through new and existing Redhook products or alternative brewing relationships. If the Company is unable to utilize the capacity, the loss of revenue and the resulting excess capacity in the New Hampshire Brewery would have an adverse effect on the Company’s financial performance.
     Excluding shipments of beer brewed under the contract brewing arrangement with Widmer and under the Widmer Hefeweizen licensing agreement, total Company shipments in the U.S. increased nearly 1,900 barrels, or 3.9% in the 2008 first quarter as compared to the 2007 first quarter.
     During the first quarter of 2008 and 2007, the Company’s products were distributed in 48 states. Shipments in the midwest and eastern United States increased by 5.3% compared to the 2007 first quarter while shipments in the western United States served by Craft Brands decreased 0.7% during the 2008 first quarter as compared to the 2007 first quarter.
     Sales in the midwest and eastern United States in the quarter ended March 31, 2008 represented approximately 38% of total shipments, or 25,800 barrels, compared to 38%, or 24,500 barrels in the quarter ended March 31, 2007. Contributing most significantly to the sales growth in the 2008 quarter were increased sales to states in the southeastern U.S., partially offset by the decline of sales in several New England states.
     Sales to Craft Brands in the three months ended March 31, 2008 represented approximately 42% of total shipments, or 28,500 barrels, compared to 44%, or 28,700 barrels, in the three months ended March 31, 2007. Contributing to the decline in shipments in the western U.S. were a nearly 6% decline in shipments to California, a 13% decline in shipments to Colorado, a nearly 6% decline in shipments to Hawaii and a 1% decline in New Mexico. Improvements were made in Washington state, where shipments were up 1%, and in Oregon, where shipments were up 11%.
     Since 2003, shipments of Redhook products in the Craft Brands territory have declined 15.8% and shipments in Washington state, the Company’s largest and oldest market, have declined 16.3%. In addition, consumer and retailer demand for Redhook branded products has lagged behind the demand for Widmer and Kona products in the Craft Brand territory in recent years. Beginning in 2004, Craft Brands initiated a five-year plan to strengthen the Redhook brand by improving the volume trend through targeted distribution growth, systematic pricing increases to enhance perceived value and bolster brand profitability, and focused marketing programs to attract and retain Redhook drinkers. Since these efforts were initiated, the Redhook brand sales trends in the Craft Brands territory has shown a slowing in the rate of decline and, more recently, modest growth. In 2004, the brand experienced an 9% decline over 2003 shipments the Craft Brands territory. In 2005, 2006 and 2007, the year over year losses were 4%, 3% and 1%, respectively. The improvement in shipments in the Craft Brands territory was driven by a reversal of the negative trend in Washington state. Shipments of the Redhook brand declined 12% in 2004 in Washington when compared to 2003, 2% in 2005 when compared to 2004, and 5% in 2006 when compared to 2005. In 2007, however, shipments in Washington increased 2% over 2006. In Washington state, Redhook has been a market leader for many years and has in-market pricing that is consistent with other top selling craft brands. Consequently, management believes that the trend reversal is more likely a result of additional focus in the form of distribution drives and brand awareness programs and less likely a result of pricing.
     In 2007 and the first quarter of 2008, Colorado, Hawaii and New Mexico reported declines in shipments of Redhook product. In select markets, including Colorado, Hawaii and New Mexico, Redhook had historically elected to price its products below the market leaders. Over the past four years, Craft Brands has systematically raised

Redhook’s in-market pricing to levels comparable to the market leaders. This strategy is intended to strengthen the perceived value of the Redhook brand over the long term. However, in the short term, it is expected that Redhook may continue to experience volume declines in certain markets.
     In addition to strengthening the perceived value of the Redhook brand, Craft Brands management has additionally focused on enhancing value through re-branding efforts and these efforts are showing some positive results. Craft Brand’s initiative to re-brand Redhook IPA into Long Hammer IPA has resulted in positive momentum for the Company’s fastest growing national brand. Management at Craft Brands recognizes the benefits of these efforts and is reviewing packaging and marketing campaign changes that are expected to be introduced in 2008 and 2009 to build on the Long Hammer IPA success.
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
     The Company continues to sell its product at wholesale pricing levels in the midwest and eastern U.S. through sales to A-B. Average wholesale revenue per barrel for draft products, net of discounts, improved more than 1% in the first quarter of 2008 compared to the same quarter of 2007. This increase in pricing accounted for an increase of approximately $24,000 in total sales. Average wholesale revenue per barrel for bottle products, net of discounts, increased more than 2% in the first quarter of 2008 compared to the same quarter of 2007. This increase in pricing accounted for an increase of approximately $70,000 in total sales. Management believes that most, if not all, craft brewers are reviewing their pricing strategies in response to recent increases in the costs of raw materials and the weak dollar. Seldom, if ever, have pricing changes in recent years been driven by an inflationary period. Instead, pricing changes implemented by the Company have generally followed pricing changes initiated by large domestic or import brewing companies. While the Company has implemented modest price increases during the past few years, some of the benefit has been offset by competitive promotions and discounting. The Company may experience a decline in sales in certain regions following a price increase.
     The Company sells its product to Craft Brands at a price substantially below wholesale pricing levels pursuant to the Supply, Distribution and Licensing Agreement with Craft Brands; Craft Brands, in turn, advertises, markets, sells and distributes the product to wholesale outlets in the western U.S. through a distribution agreement between Craft Brands and A-B. The prices that the Company charges for draft product and for bottled product are determined by contractually defined formulas and are based on twelve month average pricing ending September of the previous year for all Redhook and Widmer draft and bottled product sold by Craft Brands. The prices are adjusted on January 1st of each year. Average revenue per barrel for draft products sold to Craft Brands increased nearly 6% in the first quarter of 2008 compared to the same quarter of 2007. This increase in pricing accounted for an increase of approximately $44,000 in total sales. Average revenue per barrel for bottle products sold to Craft Brands increased more than 3% in the first quarter of 2008 compared to the same quarter of 2007 resulting in an increase of $87,000 in total sales.
     Average revenue per barrel on beer brewed on a contract basis for Widmer pursuant to the Supply, Distribution and Licensing Agreement with Craft Brands is generally at a price substantially lower than wholesale pricing levels. After the Contractual Obligation has been fulfilled pursuant to the Supply, Distribution and Licensing Agreement with Craft Brands, the price charged Widmer for any additional barrels brewed declines pursuant to the Manufacturing and Licensing Agreement with Widmer, as amended. Average revenue per barrel for draft beer brewed on a contract basis decreased more than 3% in the first three months of 2008 compared to the first three months of 2007 resulting in a decrease of $23,000 in total sales. Average revenue per barrel for bottled beer brewed on a contract basis increased nearly 3% in the first three months of 2008 compared to the first three months of 2007 resulting in an increase of $8,000 in total sales.
     In connection with all sales through the July 1, 2004 A-B Distribution Agreement, the Company pays a Margin fee to A-B. The Margin does not apply to sales from the Company’s retail operations or to dock sales. The Margin also does not apply to the Company’s sales to Craft Brands because Craft Brands pays a comparable fee to A-B on its resale of the product. The A-B Distribution Agreement also provides that the Company shall pay the Additional Margin on shipments that exceed shipments in the same territory during the same periods in fiscal 2003. During the quarter ended March 31, 2008, the Margin was paid to A-B on shipments totaling 25,800 barrels to 500 distribution points. During the quarter ended March 31, 2007, the Margin was paid to A-B on shipments totaling 24,500 barrels to 500 distribution points. Because 2008 and 2007 first quarter shipments in the midwest and eastern U.S. each exceeded 2003 first quarter shipments in the same territory, the Company paid A-B the Additional Margin on 11,700 and 10,500 barrels, respectively. For the quarters ended March 31, 2008 and 2007, the Company paid a total of $283,000 and $259,000, respectively, related to the Margin and Additional Margin. The Margin and Additional Margin are reflected as a reduction of sales in the Company’s statements of operations.
     Retail Operations and Other Sales. Sales through the Company’s retail operations and other sales increased $172,000 to $1,275,000 in the 2008 first quarter from $1,103,000 in the 2007 first quarter, primarily as the result of an increase in beer and food sales.
     Excise Taxes. Excise taxes increased $59,000 to $1,073,000 for the three months ended March 31, 2008 compared to $1,014,000 for the three months ended March 31, 2007, primarily as a result of the overall increase in shipments. The Company continues to be responsible for federal and state excise taxes for all shipments, including those to Craft Brands and brewed under contract. The comparability of excise taxes as a percentage of net sales is impacted by: average revenue per barrel; the mix of sales in the midwest and eastern United States, sales to Craft Brands, sales of beer brewed on contract basis, and pub sales; and the estimated annual average federal and state excise tax rates.
     Cost of Sales. Cost of sales is comprised of direct and overhead costs incurred to produce the Company’s package and draft products, as well as expenses associated with the Company’s pub operations. Comparing the first quarter of 2008 to the first quarter of 2007, cost of sales increased by $1,189,000, increased as a percentage of net sales and increased on a per barrel basis. Cost of sales and gross margin were negatively impacted by an increase in the production of lower margin beer brewed on a contract basis, an increase in the cost of some raw materials and packaging materials, a higher proportion of packaged product and an increase in production losses.
     In the first three months of 2008, the Company shipped an additional 1,800 barrels of beer brewed on a contract basis. In addition to the overall increase in shipments of contract beer, approximately 34% of the 2008 quarter shipments of contract brewed product were packaged product while 23% of 2007 quarter shipments were packaged product.
     In the first quarter of 2008, the Company experienced an 8% increase, or approximately $4.30 per barrel, in the cost of packaging as compared to the first quarter of 2007. This increase, assuming no change in the mix of package versus draft sales, resulted in an increase in cost of sales of approximately $162,000. This per barrel cost increase was compounded by an increase in 2008 first quarter shipments of packaged product relative to total shipments. Shipments of packaged product, excluding shipments of beer brewed on a contract basis, increased to 65.3% of total shipments in the 2008 quarter from 62.8% in 2007 quarter.
     According to industry and media sources, the cost of barley, wheat and hops, all primary ingredients in Redhook products, has increased significantly in recent months. Media sources estimate that the cost of barley increased 48% from August 2006 through June 2007, largely driven by a lower supply of barley as farmers shift their focus to growing corn, a key component of biofuels. The beer industry appears to also be experiencing a decline in the supply of hops, driven by a number of factors: excess supply in the 1990s led some growers to switch to more lucrative crops, resulting in an estimated 40% decrease in worldwide hop-growing acreage; poor weather in eastern Europe and

Germany caused substantial hops crop losses in 2007; hops crop production in England has declined approximately 85% since the mid-1970s; and 2007 U.S., New Zealand, and Australia hops crop yields were only average. Wheat exports have increased by 30% because of the weak U.S. dollar and poor worldwide harvests, leading to U.S. supplies of wheat that are at the lowest levels in 60 years.
     While the Company has experienced an increase in the cost of barley over the past year, the Company’s fixed price contracts had limited that increase through August 2007 to less than 10%. The Company’s existing barley purchase contracts expired during the third quarter of 2007, and the Company’s new barley supply contracts reflect current market pricing that is significantly higher than the pricing in the expired contracts. These new barley supply contracts provide a substantial portion of the Company’s malted barley requirements for 2008. In 2007 and early 2008, the Company entered into fixed price purchase contracts for its specialty hops, both to assure that the Company will have the necessary supply for current and future production needs, but also to obtain favorable pricing. The Company believes that these contracts will provide a substantial portion of its requirements for these hops for the next five years. While the cost of these hops is higher in some cases that the Company’s cost in prior years, management believes that securing an adequate supply is crucial in the current environment.
     On average, the Company experienced cost increases of approximately 44%, 20% and 3% for first quarter 2008 purchases of malted barley, wheat and hops, respectively. These increases in the cost of malted barley, wheat and hops resulted in an increase in first quarter 2008 cost of sales of approximately $5.10 per barrel. At 2007 production levels, these raw material cost increases resulted in an increase in cost of sales of approximately $338,000. The Company will continue to seek opportunities to secure favorable pricing for its key materials. If the Company experiences difficulty in securing its key raw materials or continues to experience increases in the cost of these materials, it will have a material impact on the Company’s gross margins and results of operations.
     The Company’s cost of sales includes a licensing fee of $75,000 and $83,000 for the 2008 and 2007 first quarters, respectively, in connection with the Company’s shipment of 5,700 barrels and 6,300 barrels of Widmer Hefeweizen in the midwest and eastern United States pursuant to a licensing agreement with Widmer.
     Based upon the breweries’ combined theoretical production capacity under optimal year-round brewing conditions of 116,000 barrels for the first quarter of 2008, the utilization rate was 59%. Capacity utilization rates are calculated by dividing the Company’s total shipments by the combined theoretical production capacity.
     Gross profit. In the first quarter of 2008, the gross margin on wholesale shipments of bottled and draft product in the midwest and eastern U.S. was approximately 12%. Even though average wholesale revenue per barrel on shipments of bottled product is generally 40% to 50% higher than average wholesale revenue per barrel on shipments of draft product, in the first quarter of 2008, the gross profit per barrel for bottled product was approximately 6% higher than gross profit per barrel for draft product. Strength in pricing positively impacted gross profit in the 2008 first quarter when compared to the first quarter of 2007, when the gross profit per barrel for bottled product was approximately 7% lower than the 2007 first quarter gross profit per barrel for draft product. Because wholesale sales price increases have not increased at the same rate as packaging costs have increased in recent years, 2008 and 2007 gross profit per barrel for bottled product has been negatively impacted. If wholesale pricing does not increase at the rate of raw material and packaging cost increases, the Company’s gross profit and results of operations will continue to be negatively impacted.
     The Company sells its product to Craft Brands in the western U.S. at prices that are determined by a contractually defined formula and are based on twelve month average pricing ending September of the previous year for all Redhook and Widmer draft and bottled product sold by Craft Brands. The prices, which are adjusted on January 1st of each year, are substantially below wholesale pricing levels. Although Craft Brands has raised average wholesale prices along with most craft and domestic brewers in response to the cost pressure attributable to increases in cost of commodities, the Company’s gross margin on package and draft product in the western U.S. does not reflect this pricing improvement because of the contractually determined pricing. However, not reflected in the Company’s gross profit is the Company’s 42% share of the profits of Craft Brands where the benefit of the higher wholesale pricing is reflected. If Craft Brands’ benefits from higher average pricing, the Company will also benefit by recognizing additional income from its investment in Craft Brands.
     Because product brewed under current contract brewing arrangements is sold to Widmer at agreed-upon prices that are generally substantially below wholesale pricing levels, the Company’s gross margin on package and draft product is also significantly less than the gross margin on wholesale shipments in the midwest and east. While these arrangements do not contribute to gross profit, the Company believes that these arrangements increase capacity utilization and help the Company cover fixed and semi-variable operating costs after covering associated variable costs.
     Merger-related expenses. In connection with the proposed merger with Widmer and the preparation of the Form S-4 registration statement, the Company incurred approximately $202,000 in legal, consulting and meeting costs during the quarter ended March 31, 2008. Of the total costs incurred during the quarter, approximately $78,000 is reflected in the statement of operations as merger-related expenses and $124,000 has been capitalized, reflected as other current assets in the balance sheet, in accordance with SFAS No. 141, Business Combinations. Merger-related expenses recognized in the first quarter of 2007 totaled $60,000; no costs were capitalized during the 2007 quarter.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2008 decreased $75,000 to $1,901,000 from expenses of $1,977,000 for the period in 2007. The decrease is primarily attributable to a reduction in promotional expenses and costs associated with Sarbanes-Oxley and SEC compliance, partially offset by an increase in salaries and related expense. Sales and marketing promotional expenditures decreased approximately $167,000 in the first quarter of 2008 while sales salaries and related expenses increased approximately $87,000 in the same quarter. Driven by the 2007 requirement that management must assess and report on the effectiveness of the Company’s internal control over financial reporting under Section 404(a) of the Sarbanes-Oxley Act of 2002, the Company incurred additional consulting and accounting-related fees of approximately $70,000 in the first quarter of 2007. While the Company must continue to comply with the requirements of Section 404(a), management’s efforts in the first quarter of 2008 were directed by internal staffing.
     The Company promotes its products through a variety of advertising programs with its wholesalers and downstream retailers, by training and educating wholesalers and retailers about the Company’s products, through promotions and point of sales displays at local festivals, venues, and pubs, by utilizing its pubs located at the Company’s two breweries, through price discounting, and, more recently, through Craft Brands. These advertising and promotional activities frequently involve the local wholesaler sharing in the cost of the program, as permitted by law, because management believes that these cost-sharing arrangements align the interests of the Company with those of the wholesaler or retailer whose local market knowledge contributes to more effective promotions. Sharing these efforts with a wholesaler helps the Company to leverage their investment in advertising programs and gives the participating wholesaler a vested interest in the program’s success. Reimbursements from wholesalers for advertising and promotion activities are recorded as a reduction to selling, general and administrative expenses in the Company’s statements of operations. Reimbursements for pricing discounts to wholesalers are recorded as a reduction to sales. The wholesalers’ contribution toward these activities totaled approximately 1.35% of net sales for the 2008 first quarter. Depending on the industry and market conditions, the Company may adjust its advertising and promotional efforts in a wholesaler’s market if a change occurs in a cost-sharing arrangement.
     Income from Equity Investment in Craft Brands. After giving effect to income attributable to the Kona brand, which was shared differently between the Company and Widmer through 2006, the Craft Brands operating agreement dictates that remaining profits and losses of Craft Brands are allocated between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively. For the quarter ended March 31, 2008, the Company’s share of Craft Brands’ net income totaled $753,000 compared to $678,000 for the same period in 2007. Net cash flow of Craft Brands, if any, is generally distributed monthly to the Company based on the Company’s cash flow percentage of 42%. In the first three months of 2008, the Company received cash distributions of $519,000, representing its share of the net cash flow of Craft Brands. In first three months of 2007, the Company received cash distributions of $316,000.
     Interest Expense. Interest expense declined approximately $81,000 to $2,000 in the 2008 first quarter from $83,000 in the 2007 first quarter. Because the Company repaid its $4.3 million term loan balance in early December 2007, the only interest expense recognized during the first quarter of 2008 was attributable to capital lease obligations.

     Other Income, net. Other income, net decreased by $71,000 to $44,000 for the first three months of 2008 from $115,000 for the same period of 2007, primarily attributable to a $50,000 decrease in interest income earned on interest-bearing deposits. The Company’s first quarter 2008 interest-bearing deposits were significantly lower than 2007 first quarter deposits as a result of the repayment of the $4.3 million term loan in December 2007.
     Income Taxes. The Company’s provision for income taxes was a benefit of $261,000 for the first quarter of 2008 and a benefit of $265,000 for the first quarter of 2007. Both periods include a provision for current state taxes. The tax benefit for 2008 and 2007 is driven by pre-tax results relative to other components of the tax provision calculation, such as the exclusion of a portion of meals and entertainment expenses from tax return deductions. The Company’s valuation allowance of $1,059,000 for both periods covers net tax operating loss carryforwards and other net deferred tax assets. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically certain federal and state NOLs that may expire before the Company is able to utilize the tax benefit. Realization of the benefit is dependent on the Company’s ability to generate future U.S. taxable income. To the extent that the Company is unable to generate adequate taxable income in future periods, the Company will not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering potentially expiring NOLs.
Craft Brands Alliance LLC
     The Company has accounted for its investment in Craft Brands under the equity method, as outlined by APB No. 18, The Equity Method of Accounting for Investments in Common Stock. Pursuant to APB No. 18, the Company has recorded its share of Craft Brands’ net income in the Company’s statement of operations as income from equity investment in Craft Brands. Separate financial statements for Craft Brands are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as amended, in Part IV., Item 15. Exhibits and Financial Statement Schedules. The following summarizes a comparison of certain items from Craft Brands’ statements of operations for the first quarter ended March 31, 2008 and 2007. Certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation. The effects of the reclassifications did not affect net income or the profit allocation.
     Sales. Sales totaled $17,070,000 for the first quarter of 2008 compared to $14,364,000 for the first quarter of 2007. In addition to selling 28,500 barrels of the Company’s product to wholesalers in the western United States in the 2008 first quarter and 28,700 barrels in the 2007 first quarter, Craft Brands also sold Widmer and Kona products. Total Craft Brands shipments increased approximately 14.5% in the 2008 first quarter as compared to shipments in the 2007 first quarter. Average wholesale revenue per barrel for all draft products sold by Craft Brands, net of discounts, increased nearly 5% in the three months ended March 31, 2008 as compared to the same period in 2007. Average wholesale revenue per barrel for all bottle products sold by Craft Brands, net of discounts, increased approximately 4% in the three months ended March 31, 2008 as compared to the same period in 2007. For the quarter ended March 31, 2008, average wholesale revenue per barrel for all products sold by Craft Brands was approximately 1% higher than average wholesale revenue per barrel on direct sales to wholesalers by the Company during the same 2008 period. Craft Brands also pays fees to A-B in connection with sales to A-B that are comparable to fees paid by the Company.
     Cost of Sales. Cost of sales totaled $11,699,000 for the three months ended March 31, 2008 compared to $9,791,000 for the three months ended March 31, 2007. The increase in cost of sales over the 2007 quarter is attributable to the 14.5% increase in shipments, an increase in prices charged by the Company and Widmer for draft and bottle product sold to Craft Brands, and an increase in freight costs. Craft Brands purchases product from the Company and Widmer at a price substantially below wholesale pricing levels pursuant to the Supply, Distribution, and Licensing Agreement between Craft Brands and each of the Company and Widmer. The disproportionate increase in freight expense was attributable to an increase in fuel rates over 2007 as well as sales growth in Craft Brands’ more distant markets where the freight cost per barrel is generally higher than the average.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses totaled $3,413,000 for the 2008 first quarter compared to $2,958,000 for the 2007 first quarter, reflecting all advertising, marketing and promotion efforts for the Redhook, Widmer and Kona brands. During the first quarter of 2008, sales and marketing costs increased approximately $479,000, attributable to an increase in salaries resulting from the addition of several new positions, an increase in long-term executive bonuses, an expansion of the use of promotional materials and media in certain markets, and an adjustment to the value at which Craft Brands promotional inventory is stated. Administrative expenses were approximately $140,000 higher than in the quarter ended March 31, 2007.
     Net Income. Net income totaled $1,794,000 for the quarter ended March 31, 2008 compared to $1,615,000 for the quarter ended March 31, 2007. The Company’s share of Craft Brands’ net income totaled $753,000 for the 2008 first quarter compared to $678,000 for the 2007 first quarter. After giving effect to income attributable to the Kona brand, which was shared differently between the Company and Widmer through 2006, the Craft Brands operating agreement dictates that remaining profits and losses of Craft Brands are allocated between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively.
Outlook
     Shipments in April 2008, including shipments of beer brewed on a contract basis and shipments of Widmer Hefeweizen in the midwest and east under the licensing agreement with Widmer, decreased 8.9% to 25,200 barrels as compared to shipments of 27,700 barrels in April 2007. Excluding shipments of beer brewed on a contract basis at the Washington Brewery and shipments of Widmer Hefeweizen in the midwest and east under the licensing agreement with Widmer, shipments of Redhook products increased 1.7% in April 2008 compared to April 2007, reflecting an increase of approximately 19.7% in shipments in the midwest and eastern United States and a decrease of approximately 10.3% in the Craft Brands territory. The Company believes that sales volume for the first month of a quarter should not be relied upon as an accurate indicator of results for future periods. Sales in the craft beer industry generally reflect a degree of seasonality, with the first and fourth quarters historically being the slowest and the rest of the year typically demonstrating stronger sales. The Company has historically operated with little or no backlog and, therefore, its ability to predict sales for future periods is limited.
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
     The Company had $6,112,000 and $5,527,000 of cash and cash equivalents at March 31, 2008 and December 31, 2007, respectively. At March 31, 2008, the Company had working capital of $4,420,000. The Company’s long-term debt as a percentage of total capitalization (long-term debt and common stockholders’ equity) was 0.05% at March 31, 2008 and December 31, 2007, respectively. Cash provided by operating activities totaled $1,667,000 for the quarter ended March 31, 2008 and cash used in operating activities totaled $971,000 for the quarter ended March 31, 2007. Cash provided by operating activities was higher in the quarter ended March 31, 2008 as a result of normal fluctuations in operating assets and liabilities.
     Planned capital expenditures for fiscal year 2008 are expected to total approximately $8.8 million. Major 2008 projects include a two-phase expansion of brewing and fermentation capacity at the New Hampshire Brewery for approximately $6.1 million, the purchase of additional kegs totaling approximately $1.5 million, and improvements to the refrigeration, water and yeast handling systems totaling approximately $600,000 at the New Hampshire Brewery. If the merger does not close, the Company anticipates that some of the planned capital expenditures will be delayed. During the 2008 first quarter, capital expenditures totaling $1,131,000 include the purchase of kegs totaling $400,000 and expenditures on the New Hampshire Brewery fermentation expansion project and on the water and yeast handling system totaling $900,000. Capital expenditures will be funded with operating cash flows and debt.
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
     On February 15, 2008, the Company entered into a credit arrangement with Bank of America, N.A. pursuant to which a $5 million revolving line of credit is provided (the “Line of Credit”). The Line of Credit accrues interest at a rate equal to, at the Company’s option, the bank’s prime rate minus 0.50 percentage points or the 14-30 day LIBOR plus 1.25%. The Company must pay a fee of 0.20% on the unused portion of the Line of Credit. The Line of Credit is secured by the Company’s equipment and fixtures, inventory, accounts and receivables. The terms of the Line of Credit require the Company to meet certain customary financial and non-financial covenants, including a financial covenant that the Company must maintain an EBITDA of at least $2 million, as measured on a rolling 4 quarter basis. As of March 31, 2008, there was no balance outstanding on the Line of Credit, and the Company was in compliance with all covenants.
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
     As of March 31, 2008 and December 31, 2007, the Company’s deferred tax assets were primarily comprised of federal NOLs, federal and state alternative minimum tax credit carryforwards, and state NOL carryforwards. As of March 31, 2008, the Company had federal NOLs of $25.0 million, or $8.5 million tax-effected; federal and state alternative minimum tax credit carryforwards of $185,000; and state NOL carryforwards of $204,000 tax-effected. The federal NOLs expire from 2013 through 2028; the alternative minimum tax credit can be utilized to offset regular tax liabilities in future years and has no expiration date; and the state NOLs expire from 2009 through 2028. In assessing the realizability of the deferred tax assets, the Company considered both positive and negative evidence when measuring the need for a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income during the periods in which those temporary differences become deductible. The Company considered the scheduled reversal of deferred tax liabilities, projected future taxable income and other factors in making this assessment. The Company’s estimates of future taxable income take into consideration, among other items, estimates of future taxable income related to depreciation. Based upon the available evidence, the Company does not believe that all of the deferred tax assets will be realized. Accordingly, the Company’s balance sheets as of March 31, 2008 and December 31, 2007 include a valuation allowance of $1,059,000 to cover certain federal and state NOLs that may expire before the Company is able to utilize the tax benefit. To the extent that the Company continues to be unable to generate adequate taxable income in future periods, the Company will not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering potentially expiring NOLs.
     There were no unrecognized tax benefits as of December 31, 2007 or March 31, 2008. The Company does not anticipate significant changes to its unrecognized tax benefits within the next twelve months.
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
     Investment in Craft Brands Alliance LLC. The Company has assessed its investment in Craft Brands pursuant to the provisions of FASB Interpretation No. 46 Revised, Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51. FIN 46R clarifies the application of consolidation accounting for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest; these entities are referred to as variable interest entities. Variable interest entities within the scope of FIN 46R are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46R also requires disclosure of significant variable interests in variable interest entities for which a company is not the primary beneficiary. The Company has concluded that its investment in Craft Brands meets the definition of a variable interest entity but that the Company is not the primary beneficiary. In accordance with FIN 46R, the Company has not consolidated the financial statements of Craft Brands with the financial statements of the Company, but instead accounted for its investment in Craft Brands under the equity method, as outlined by APB No. 18, The Equity Method of Accounting for Investments in Common Stock. The equity method requires that the Company recognize its share of the net earnings of Craft Brands by increasing its investment in Craft Brands on the Company’s balance sheet and recognizing income from equity investment in the Company’s statement of operations. A cash distribution or the Company’s share of a net loss reported by Craft Brands is reflected as a decrease in investment in Craft Brands on the Company’s balance sheet. The Company does not control the amount or timing of cash distributions by Craft Brands. For the quarters ended March 31, 2008 and 2007, the Company recognized $753,000 and $678,000, respectively, of undistributed earnings related to its investment in Craft Brands, and received cash distributions of $519,000 and $316,000, respectively, representing its share of the net cash flow of Craft Brands. The Company’s share of the earnings of Craft Brands contributed a significant portion of income to the Company’s results of operations. The Company periodically reviews its investment in Craft Brands to insure that it complies with the guidelines prescribed by FIN 46R.
     Refundable Deposits on Kegs. The Company distributes its draft beer in kegs that are owned by the Company as well as in kegs that have been leased from third parties. Kegs that are owned by the Company are reflected in the Company’s balance sheets at cost and are depreciated over the estimated useful life of the keg. When draft beer is shipped to the wholesaler, regardless of whether the keg is owned or leased, the Company collects a refundable deposit, reflected as a current liability in the Company’s balance sheets. Upon return of the keg to the Company, the deposit is refunded to the wholesaler. When a wholesaler cannot account for some of the Company’s kegs for which it is responsible, the wholesaler pays the Company, for each keg determined to be lost, a fixed fee and also forfeits the deposit. For the quarter ended March 31, 2008, the Company reduced its brewery equipment by $52,000, comprised of lost keg fees and forfeited deposits. There were no lost keg fees collected by the Company during the quarter ended March 31, 2007.

     Because of the significant volume of kegs handled by each wholesaler and retailer, the similarities between kegs owned by most brewers, and the relatively low deposit collected on each keg when compared to the market value of the keg, the Company has experienced some loss of kegs and anticipates that some loss will occur in future periods. The Company believes that this is an industry-wide problem and the Company’s loss experience is typical of the industry. In order to estimate forfeited deposits attributable to lost kegs, the Company periodically uses internal records, A-B records, other third party records, and historical information to estimate the physical count of kegs held by wholesalers and A-B. These estimates affect the amount recorded as fixed assets and refundable deposits as of the date of the financial statements. The actual liability for refundable deposits could differ from estimates. For the quarter ended March 31, 2008, the Company decreased its refundable deposits and brewery equipment by $85,000. The Company did not decrease its refundable deposits and brewery equipment during the quarter ended March 31, 2007. As of March 31, 2008 and December 31, 2007, the Company’s balance sheets include $3,522,000 and $3,114,000, respectively, in refundable deposits on kegs and $1,068,000 and $655,000 in keg fixed assets, net of accumulated depreciation.
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
Recent Accounting Pronouncements
     In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 but early adoption is permitted. Although the Company adopted SFAS No. 159 as of January 1, 2008, the Company has not elected the fair value option for any items permitted under SFAS No. 159.
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
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (SFAS 133). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities in order to improve the transparency of financial reporting. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 requires (i) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure, (ii) information about the volume of derivative activity, (iii) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement, and other comprehensive income location and amounts of gains and losses on derivative instruments by type of contract, and (iv) disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company has not completed its evaluation of SFAS No. 161, but does not expect the adoption of SFAS No. 161 to have a material effect on its operating results or financial position.
     In December 2007, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on issue No. 07-1, Accounting for Collaborative Arrangements. The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF No. 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial statement balances related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF No. 07-1 applies to the entire collaborative agreement. EITF No. 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The Company does not expect that this will have a significant impact on the financial statements of the Company.

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
     The Company did not have any derivative financial instruments as of March 31, 2008.
ITEM 4T. Controls and Procedures
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
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer, President and Chief Operating Officer, and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management believes that key controls are in place and the disclosure controls are functioning properly as of March 31, 2008.
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
Changes in Internal Control Over Financial Reporting
     During the first quarter of 2008, no changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by Exchange Act Rule 13a-15 or 15d-15 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 1A. Risk Factors
     Information regarding risk factors affecting the Company appears in Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2007. There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K, as amended.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
ITEM 3. Defaults Upon Senior Securities
     None.
ITEM 4. Submission of Matters to a Vote of Security Holders
     None.
ITEM 5. Other Information
     None.
ITEM 6. Exhibits
     The following exhibits are filed as part of this report.

2.1	Agreement and Plan of Merger between the Registrant and Widmer Brothers Brewing Company, dated November 13, 2007, as Amended by Amendment No. 1 dated April 30, 2008 (incorporated by reference from Annex A to the Registrant’s Registration Statement on Form S-4, No. 333-149908)

10.1	Letter of agreement regarding employment between the Registrant and Allen L. Triplett, effective as of February 25, 2008 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 25, 2008)

31.1	Certification of Chief Executive Officer of Redhook Ale Brewery, Incorporated pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of President and Chief Operating Officer of Redhook Ale Brewery, Incorporated pursuant to Exchange Act Rule 13a-14(a)

31.3	Certification of Chief Financial Officer of Redhook Ale Brewery, Incorporated pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer of Redhook Ale Brewery, Incorporated pursuant to Exchange Act 13a-14(b) and 18 U.S.C. Section 1350

32.2	Certification of President and Chief Operating Officer of Redhook Ale Brewery, Incorporated pursuant to Exchange Act 13a-14(b) and 18 U.S.C. Section 1350

32.3	Certification of Chief Financial Officer of Redhook Ale Brewery, Incorporated pursuant to Exchange Act 13a-14(b) and 18 U.S.C. Section 1350

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDHOOK ALE BREWERY, INCORPORATED
May 15, 2008	BY:	/s/ Jay T. Caldwell
Jay T. Caldwell
Chief Financial Officer and Treasurer