Form 10-Q
period 2008-06-30
CRAFT BREWERS ALLIANCE, INC.
filed 2008-08-14
CIK 892222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-26542
CRAFT BREWERS ALLIANCE, INC.
(Exact name of registrant as specified in its charter)

Washington	91-1141254
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
929 North Russell Street
Portland, Oregon 97227
(Address of principal executive offices)
(503) 331-7270
(Registrant’s telephone number, including Area Code)
Redhook Ale Brewery, Incorporated
14300 NE 145th Street, Suite 210
Woodinville, Washington 98072-9045
(Former name or former address, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Common Stock outstanding as of August 8, 2008 was 16,818,163.

CRAFT BREWERS ALLIANCE, INC.
FORM 10-Q
For The Quarterly Period Ended June 30, 2008

PART I.
ITEM 1. Financial Statements
CRAFT BREWERS ALLIANCE, INC.
BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,462,413	$5,526,843
Accounts receivable, net of allowance for doubtful accounts of $13,450 and $95,243 in 2008 and 2007, respectively	2,992,024	3,892,737
Trade receivable from Craft Brands	550,966	670,469
Inventories, net	2,817,802	2,927,518
Deferred income tax asset, net	1,226,090	944,361
Other	1,735,703	1,043,034

Total current assets	12,784,998	15,004,962
Fixed assets, net	56,444,136	55,862,297
Investment in Craft Brands	339,323	415,592
Other assets	178,111	107,489

Total assets	$69,746,568	$71,390,340

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,448,248	$3,148,613
Trade payable to Craft Brands	530,128	416,116
Accrued salaries, wages, severance and payroll taxes	2,661,204	1,524,240
Refundable deposits	3,699,205	3,500,200
Other accrued expenses	748,171	686,261
Current portion of capital lease obligations	15,942	15,498

Total current liabilities	10,102,898	9,290,928

Capital lease obligations, net of current portion	23,035	31,118

Deferred income tax liability, net	1,016,665	1,762,428

Other liabilities	252,300	226,123

Common stockholders’ equity:
Common stock, par value $0.005 per share, authorized, 50,000,000 shares; issued and outstanding, 8,431,049 shares in 2008 and 8,354,239 shares in 2007	42,155	41,771
Additional paid-in capital	69,503,608	69,303,848
Retained earnings (deficit)	(11,194,093)	(9,265,876)

Total common stockholders’ equity	58,351,670	60,079,743

Total liabilities and common stockholders’ equity	$69,746,568	$71,390,340

The accompanying notes are an integral part of these financial statements.

CRAFT BREWERS ALLIANCE, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Sales	$11,992,350	$13,469,578	$22,438,616	$23,026,510
Less excise taxes	1,214,716	1,566,974	2,288,153	2,580,944

Net sales	10,777,634	11,902,604	20,150,463	20,445,566
Cost of sales	10,021,282	9,847,481	19,016,408	17,653,563

Gross profit	756,352	2,055,123	1,134,055	2,792,003
Selling, general and administrative expenses	2,451,055	2,033,666	4,352,361	4,010,238
Merger-related expenses	1,090,805	110,041	1,168,655	169,931
Income from equity investment in Craft Brands	636,965	969,888	1,390,404	1,648,126

Operating income (loss)	(2,148,543)	881,304	(2,996,557)	259,960
Interest expense	3,144	82,031	5,204	165,218
Other income, net	12,847	169,332	57,093	284,407

Income (loss) before income taxes	(2,138,840)	968,605	(2,944,668)	379,149
Income tax provision (benefit)	(755,028)	435,881	(1,016,451)	170,625

Net income (loss)	$(1,383,812)	$532,724	$(1,928,217)	$208,524

Basic income (loss) per share	$(0.16)	$0.06	$(0.23)	$0.03

Diluted income (loss) per share	$(0.16)	$0.06	$(0.23)	$0.02

The accompanying notes are an integral part of these financial statements.

CRAFT BREWERS ALLIANCE, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Operating Activities
Net income (loss)	$(1,928,217)	$208,524
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (gain) on disposition of fixed assets	20,002	(2,757)
Depreciation and amortization	1,439,211	1,421,121
Income from equity investment in Craft Brands less than (in excess of) cash distributions	76,269	(610,857)
Stock-based compensation	19,608	169,400
Deferred income taxes	(1,027,492)	135,496
Changes in operating assets and liabilities	1,560,096	(964,261)

Net cash provided by operating activities	159,477	356,666

Investing Activities
Expenditures for fixed assets	(2,640,734)	(895,544)
Proceeds from disposition of fixed assets	243,930	244,427

Net cash used in investing activities	(2,396,804)	(651,117)

Financing Activities
Principal payments on debt and capital lease obligations	(7,639)	(232,220)
Issuance of common stock	180,536	113,303

Net cash provided by (used in) financing activities	172,897	(118,917)

Decrease in cash and cash equivalents	(2,064,430)	(413,368)

Cash and cash equivalents:
Beginning of period	5,526,843	9,435,073

End of period	$3,462,413	$9,021,705

The accompanying notes are an integral part of these financial statements.

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
     The accompanying financial statements and notes thereto of Craft Brewers Alliance, Inc. (formerly Redhook Ale Brewery, Incorporated) (the “Company”) reflect the financial position of the Company as of June 30, 2008 and December 31, 2007, the results of operations for the three- and six-month periods ended June 30, 2008 and 2007, and its cash flows for the six-month periods ended June 30, 2008 and 2007. Accordingly, these financial statements do not reflect the effect that the July 1, 2008 merger of Widmer Brothers Brewing Company (“Widmer”) with and into the Company, as described in Note 8 below, had on the Company’s financial statements. As well, these financial statements do not reflect the effect that the July 1, 2008 merger had on agreements between the Company and Craft Brands Alliance LLC (“Craft Brands”), including the merger of Craft Brands with and into the Company. See Note 4 for further discussion of Craft Brands.
     The accompanying financial statements and related notes of the Company should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2007. These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These financial statements are unaudited but, in the opinion of management, reflect all material adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. All such adjustments were of a normal, recurring nature. Certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation. The results of operations for such interim periods are not necessarily indicative of the results of operations for the full year.
2. Inventories
     Inventories consist of the following:

	June 30,	December 31,
	2008	2007
Work in process	$1,007,483	$922,157
Raw materials	634,682	537,695
Finished goods, net	472,030	510,461
Packaging materials	469,334	487,210
Promotional merchandise, net	234,273	469,995

	$2,817,802	$2,927,518

     Work in process is beer held in fermentation tanks prior to the filtration and packaging process. Promotional merchandise and finished goods are reduced by a $104,000 and $109,000 reserve for obsolescence as of June 30, 2008 and December 31, 2007, respectively.

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
3. Other Current Assets
     Other current assets consist of the following:

	June 30,	December 31,
	2008	2007
Deposits paid to keg lessor	$818,010	$655,800
Merger-related costs (see Note 8)	688,368	153,711
Prepaid insurance	50,294	201,175
Other	179,031	32,348

	$1,735,703	$1,043,034

4. Craft Brands Alliance LLC
     On July 1, 2004, the Company entered into agreements with Widmer with respect to the operation of a joint venture sales and marketing entity, Craft Brands. Pursuant to these agreements, and through June 30, 2008, the Company manufactured and sold its product to Craft Brands at a price substantially below wholesale pricing levels; Craft Brands, in turn, advertised, marketed, sold and distributed the product to wholesale outlets in the western United States pursuant to a distribution agreement between Craft Brands and Anheuser-Busch, Incorporated (“A-B”).
     In connection with the merger of Widmer with and into the Company, Craft Brands was also merged with and into the Company, effective July 1, 2008. All existing agreements between the Company and Craft Brands and between Craft Brands and Widmer terminated as a result of the merger of Craft Brands with and into the Company.
     The restated operating agreement between the Company, Widmer and Craft Brands, as amended (the “Operating Agreement”), governed the operations of Craft Brands and the obligations of its members, including capital contributions, loans and allocation of profits and losses:
•	The Operating Agreement required the Company to make certain capital contributions to support the operations of Craft Brands. Contemporaneous with the execution of the Operating Agreement, the Company made a 2004 sales and marketing capital contribution to Craft Brands in the amount of $250,000. The agreement designated that this sales and marketing capital contribution be used by Craft Brands for expenses related to the marketing, advertising and promotion of the Company’s products. Although the Company and Widmer amended the Operating Agreement in February 2007 and in February 2008 to require an additional sales and marketing contribution in 2009, the July 1, 2008 merger of Craft Brands into the Company eliminated any obligation by the Company or Widmer under these amendments.

•	The Operating Agreement obligated the Company and Widmer to make other additional capital contributions only upon the request and consent of the Craft Brands’ board of directors. No additional capital contributions were requested or made in connection with this obligation.

•	The Operating Agreement required the Company and Widmer to make loans to Craft Brands to assist Craft Brands in conducting its operations and meeting its obligations. To the extent that cash flow from operations and borrowings from financial institutions was not sufficient for Craft Brands to meet its obligations, the Company and Widmer were obligated to lend to Craft Brands the funds the president of Craft Brands deemed necessary to meet such obligations. As of June 30, 2008 and December 31, 2007, there were no loan obligations due to the Company.

•	The Operating Agreement addressed the allocation of profits and losses of Craft Brands. After giving effect to the allocation of the sales and marketing capital contribution, if any, and after giving effect to income attributable to the shipments of the Kona brand, which was shared differently between the Company and Widmer through 2006, the remaining profits and losses of Craft Brands were allocated between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively. Net cash flow, if any, was generally distributed monthly to the Company and Widmer based upon these cash flow percentages. No

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
distribution was to be made to the Company or Widmer unless, after the distribution was made, the assets of Craft Brands were in excess of its liabilities, with the exception of liabilities to members, and Craft Brands was able to pay its debts as they became due in the ordinary course of business.
     The Company has assessed its investment in Craft Brands pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 Revised, Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51 (“FIN 46R”). FIN 46R clarifies the application of consolidation accounting for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest; these entities are referred to as variable interest entities. Variable interest entities within the scope of FIN 46R are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46R also requires disclosure of significant variable interests in variable interest entities for which a company is not the primary beneficiary. The Company has concluded that its investment in Craft Brands meets the definition of a variable interest entity but that the Company was not the primary beneficiary. In accordance with FIN 46R, the Company has not consolidated the financial statements of Craft Brands with the financial statements of the Company, but instead accounted for its investment in Craft Brands under the equity method, as outlined by Accounting Principle Board Opinion (“APB”) No. 18, The Equity Method of Accounting for Investments in Common Stock. The equity method requires that the Company recognize its share of the net earnings of Craft Brands by increasing its investment in Craft Brands on the Company’s balance sheet and recognizing income from equity investment in the Company’s statement of operations. A cash distribution or the Company’s share of a net loss reported by Craft Brands has been reflected as a decrease in investment in Craft Brands on the Company’s balance sheet. The Company did not control the amount or timing of cash distributions by Craft Brands.
     For the three months ended June 30, 2008 and 2007, the Company’s share of Craft Brands’ net income totaled $637,000 and $970,000, respectively. During the three months ended June 30, 2008 and 2007, the Company received cash distributions of $947,000 and $721,000, respectively, representing its share of the net cash flow of Craft Brands.
     For the six months ended June 30, 2008 and 2007, the Company’s share of Craft Brands’ net income totaled $1,390,000 and $1,648,000, respectively. During the six months ended June 30, 2008 and 2007, the Company received cash distributions of $1,467,000 and $1,037,000, respectively, representing its share of the net cash flow of Craft Brands.
     As of June 30, 2008 and December 31, 2007, the Company’s investment in Craft Brands totaled $339,000 and $416,000, respectively.
     The Company recognized the following sales and shipments of the Company’s products to Craft Brands during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Sales to Craft Brands	$3,517,672	$3,704,055	$6,913,596	$6,968,573

Shipments to Craft Brands (in barrels)	29,700	32,600	58,200	61,300

As a percentage of total Company shipments	39%	34%	40%	38%
     In conjunction with the sale of product to Craft Brands, the Company’s balance sheets as of June 30, 2008 and December 31, 2007 reflect a trade receivable due from Craft Brands of approximately $551,000 and $670,000, respectively. In conjunction with the sale of products in Washington state, where state liquor regulations require that the Company sell its product directly to third-party beer distributors, the Company’s balance sheets as of June 30, 2008 and December 31, 2007 reflect a trade payable to Craft Brands, based upon a contractually determined formula, of approximately $530,000 and $416,000, respectively.

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
5. Common Stockholders’ Equity
Issuance of Common Stock
     In conjunction with the exercise of stock options granted under the Company’s stock option plans, the Company issued 72,250 shares of Common Stock and received proceeds on exercise totaling $181,000 during the six months ended June 30, 2008. During the six months ended June 30, 2007, the Company issued 38,500 shares of Common Stock and received proceeds on exercise totaling $113,000.
     On June 24, 2008, the board of directors approved, under the 2007 Stock Incentive Plan (the“2007 Plan”), a grant of 1,140 shares of fully-vested Common Stock to each independent, non-employee director. In conjunction with these stock grants, the Company issued 4,560 shares of Common Stock and recognized stock-based compensation expense of $20,000 in the Company’s statement of operations during the quarter ended June 30, 2008.
     On May 22, 2007, the board of directors approved a grant of 2,300 shares of fully-vested Common Stock to each independent, non-employee director, 10,000 shares of fully-vested Common Stock to the Chief Executive Officer Paul Shipman, and 5,000 shares of fully-vested Common Stock to President David Mickelson under the 2007 Plan. In conjunction with these stock grants, the Company issued 24,200 shares of Common Stock and recognized stock-based compensation expense of $169,000 in the Company’s statement of operations for the quarter ended June 30, 2007.
Stock Plans
     The Company maintains several stock incentive plans under which non-qualified stock options, incentive stock options and restricted stock are granted to employees and non-employee directors. The Company issues new shares of Common Stock upon exercise of stock options. Under the terms of the Company’s incentive stock option plans, employees and directors may be granted options to purchase the Company’s Common Stock at the market price on the date the option is granted. Under these stock option plans, stock options granted at less than the fair market value on the date of grant are deemed to be non-qualified stock options rather than incentive stock options.
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
     The Company’s shareholders approved the 2002 Stock Option Plan (the “2002 Plan”) in May 2002. The 2002 Plan provides for granting of non-qualified stock options and incentive stock options to employees, non-employee directors and independent consultants or advisors. The compensation committee of the board of directors administers the 2002 Plan, determining to whom options are to be granted, the number of shares of Common Stock for which the options are exercisable, the purchase prices of such shares, and all other terms and conditions. Options granted to employees of the Company in 2002 under the 2002 Plan were designated to vest over a five-year period, and options granted to the Company’s directors in 2002, 2003, 2004 and 2005 under the 2002 Plan became exercisable six months after the grant date. Options were granted at an exercise price equal to fair market value of the underlying Common Stock on the grant date and terminate on the tenth anniversary of the grant date. Options granted in 2006 under the 2002 Plan were granted to the Company’s directors (other than A-B designated directors) at an exercise price less than the fair market value of the underlying Common Stock on the grant date. These options were immediately exercisable and each grantee exercised his option to purchase this Common Stock on the same day as the grant. The maximum number of shares of Common Stock for which options may be granted during the term of the 2002 Plan is 346,000. As of June 30, 2008, 100,259 options were available for future grant under the 2002 Plan.
     The 2007 Plan was adopted by the board of directors and approved by the shareholders in May 2007. The 2007 Plan provides for stock options, restricted stock, restricted stock units, performance awards and stock appreciation rights. While incentive stock options may only be granted to employees,

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
awards other than incentive stock options may be granted to employees and directors. The 2007 Plan is administered by the compensation committee of the board of directors. A maximum of 100,000 shares of Common Stock are authorized for issuance under the 2007 Plan. As of June 30, 2008, 71,240 shares of Common Stock are available for future issuance under the 2007 Plan.
Accounting for Stock-Based Compensation
     Prior to the January 1, 2006 adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, the Company accounted for its employee and director stock-based compensation plans using the intrinsic value method, as prescribed by APB No. 25, Accounting for Stock Issued to Employees. Under the intrinsic value method, no stock-based compensation expense was recognized in the Company’s statement of operations because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying Common Stock on the date of grant. As permitted, for all periods prior to January 1, 2006, the Company elected to adopt the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148.
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
     On January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, which revises SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires that all share-based payments to employees and directors be recognized as expense in the statement of operations based on their fair values and vesting periods. The Company is required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations. The Company elected to follow the “modified prospective” transition method, one of two methods prescribed by the standard, for implementing SFAS No. 123R. Under the modified prospective method, compensation cost is recognized beginning with the effective date (i) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (ii) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. No compensation expense was recognized in 2008 or 2007 for stock options outstanding as of December 31, 2005 because these options were fully vested prior to the January 1, 2006 adoption of SFAS No. 123R.
Stock-Based Compensation Expense
     On June 24, 2008, the board of directors approved, under the 2007 Stock Incentive Plan, a grant of 1,140 shares of fully-vested Common Stock to each independent, non-employee director. In conjunction with these stock grants, the Company issued 4,560 shares of Common Stock and recognized stock-based compensation expense of $20,000 in the Company’s statement of operations during the quarter ended June 30, 2008.
     On May 22, 2007, the board of directors approved a grant of 2,300 shares of fully-vested Common Stock to each independent, non-employee director, 10,000 shares of fully-vested Common Stock to the Chief Executive Officer Paul Shipman, and 5,000 shares of fully-vested Common Stock to President David Mickelson under the 2007 Plan. In conjunction with these stock grants, the Company issued 24,200 shares of Common Stock and recognized stock-based compensation expense of $169,000 in the Company’s statement of operations for the quarter ended June 30, 2007.

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
     There was no unrecognized stock-based compensation expense related to unvested stock options during the three and six months ended June 30, 2008 and 2007.
Stock Option Plan Activity
     Presented below is a summary of the Company’s stock option plan activity for the six months ended June 30, 2008:

		Weighted	Weighted
		Average	Average
	Shares	Exercise	Remaining
	Subject to	Price per	Contractual	Aggregate Intrinsic
	Options	Share	Life (Yrs)	Value
Outstanding at January 1, 2008	689,140	$2.57	3.33	$2,809,485
Granted	—
Exercised	(72,250)
Canceled	(30,600)

Outstanding at June 30, 2008	586,290	$2.42	2.98	$1,284,261

Exercisable at June 30, 2008	586,290	$2.42	2.98	$1,284,261

     The aggregate intrinsic value of the outstanding stock options is calculated as the difference between the stock closing price as reported by Nasdaq on the last day of the period and the exercise price of the shares. The applicable stock closing prices as of June 30, 2008 and January 1, 2008 were $4.61 and $6.65, respectively. The total intrinsic value of stock options exercised during the six months ended June 30, 2008 and 2007 was approximately $153,000 and $140,000, respectively. No options vested during the six months ended June 30, 2008 and 2007.
     The following table summarizes information for options currently outstanding and exercisable at June 30, 2008:

		Average	Weighted
	Number	Remaining	Average
	Outstanding &	Contractual Life	Exercise
Range of Exercise Prices	Exercisable	(Yrs)	Price
$1.485 to $1.865	305,540	3.07	$1.859
$1.866 to $2.019	106,634	4.16	$2.019
$2.020 to $3.969	174,116	2.08	$3.648

$1.485 to $3.969	586,290	2.98	$2.420

6. Earnings (Loss) per Share
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

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
     The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator for basic and diluted net income (loss) per share — net income (loss)	$(1,383,812)	$532,724	$(1,928,217)	$208,524

Denominator for basic net income (loss) per share — weighted average common shares outstanding	8,391,246	8,325,438	8,373,594	8,310,440
Dilutive effect of stock options on weighted average common shares	—	441,863	—	437,252

Denominator for diluted net income (loss) per share	8,391,246	8,767,301	8,373,594	8,747,692

Basic net income (loss) per share	$(0.16)	$0.06	$(0.23)	$0.03

Diluted net income (loss) per share	$(0.16)	$0.06	$(0.23)	$0.02

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
     As of June 30, 2008 and December 31, 2007, the Company’s deferred tax assets were primarily comprised of federal net operating loss carryforwards (“NOLs”), federal and state alternative minimum tax credit carryforwards, and state NOL carryforwards. In assessing the realizability of the deferred tax assets, the Company considered both positive and negative evidence when measuring the need for a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income during the periods in which those temporary differences become deductible. The Company considered the scheduled reversal of deferred tax liabilities, projected future taxable income and other factors in making this assessment. The Company’s estimates of future taxable income take into consideration, among other items, estimates of future taxable income related to depreciation. Based upon the available evidence, the Company does not believe that all of the deferred tax assets will be realized. Accordingly, the Company’s balance sheet as of June 30, 2008 and December 31, 2007 includes a valuation allowance of $1,059,000 to cover certain federal and state NOLs that may expire before the Company is able to utilize the tax benefit. To the extent that the Company continues to be unable to generate adequate taxable income in future periods, the Company will not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering potentially expiring NOLs.

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
     The Company anticipates that, in connection with the closing of the merger with Widmer, the valuation allowance will no longer be required as of July 1, 2008. In accordance with SFAS No. 109, Accounting for Income Taxes, the valuation allowance will be eliminated against goodwill. See Note 8.
     There were no unrecognized tax benefits as of June 30, 2008 or December 31, 2007. The Company does not anticipate significant changes to its unrecognized tax benefits within the next twelve months.
8. Subsequent Event — Merger with Widmer Brothers Brewing Company
     On November 13, 2007, the Company entered into an Agreement and Plan of Merger, as amended by Amendment No. 1 dated April 30, 2008 (the “Merger Agreement”) with Widmer. The Merger Agreement provided, subject to customary conditions to closing, for a merger (the “Merger”) of Widmer with and into the Company. A copy of the Merger Agreement was included as an exhibit to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on November 13, 2007. A copy of Amendment No. 1 to the Merger Agreement was included as an exhibit to the Company’s registration statement on Form S-4/A filed with the SEC on May 2, 2008.
     On July 1, 2008, the Merger was completed. Pursuant to the Merger Agreement and by operation of law, upon the merger of Widmer with and into the Company, the Company acquired all of the assets, rights, privileges, properties, franchises, liabilities and obligations of Widmer. Each outstanding share of capital stock of Widmer was converted into the right to receive 2.1551 shares of Company Common Stock, or approximately 8,361,514 shares. The Merger resulted in Widmer shareholders and existing Company shareholders each holding approximately 50% of the outstanding shares of the Company. No Widmer shareholder exercised statutory appraisal rights in connection with the Merger.
     In connection with the Merger, the name of the Company was changed from Redhook Ale Brewery, Incorporated to Craft Brewers Alliance, Inc. The Common Stock of the Company continues to trade on the Nasdaq Stock Market under the trading symbol “HOOK.”
     In 2007, the Company adopted a Company-wide severance plan that requires the payment of severance benefits to all full-time employees, other than executive officers, in the event that an employee’s employment is terminated as a result of a merger or other business combination with Widmer. The Company is also party to employment arrangements with its executive officers which provide for severance payments to such officers upon termination of employment.
     In connection with the Merger, including the preparation of the joint proxy/registration statement on Form S-4, the Company incurred legal, consulting, meeting and severance costs during the three and six months ended June 30, 2008 and 2007. Certain of the merger-related expenses have been reflected in the statement of operations as selling, general and administrative expenses and certain of the other merger-related costs have been capitalized as other current assets in the balance sheet in accordance with SFAS No. 141, Business Combinations. Presented below is a summary of the merger-related expenditures incurred during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Merger-related expenses reflected in statements of operations	$1,090,805	$110,041	$1,168,655	$169,931
Merger-related costs reflected in balance sheets	410,490	—	534,657	—

Total legal, consulting, meeting and severance costs	$1,501,295	$110,041	$1,703,312	$169,931

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
     As of June 30, 2008 and December 31, 2007, other current assets on the Company’s balance sheets include $688,000 and $154,000, respectively, in capitalized merger costs.
Accounting for the Acquisition of Widmer
     The Company has estimated the aggregate purchase price of Widmer as follows:

Fair value of Common Stock issued	$52,678,000
Interest-bearing debt assumed	30,082,000

Total purchase price	$82,760,000

     The fair value of the Common Stock issued was computed by multiplying the number of shares of Common Stock issued to Widmer security holders pursuant to the Merger times $6.30, the average closing price of the Common Stock as reported by Nasdaq for the five trading days before and after November 13, 2007, the date of the Merger Agreement.
     Under the purchase method of accounting, the purchase price will be allocated to the Company’s estimate of the fair value of Widmer’s tangible and intangible assets acquired and the liabilities assumed on July 1, 2008, the date of acquisition. Based upon a preliminary valuation of Widmer’s tangible and intangible assets and liabilities, the Company estimates that the purchase price will be allocated as follows:

At July 1, 2008
Current assets	$21,841,000
Property, equipment and leasehold improvements	49,758,000
Equity investments	6,600,000
Trade name and trademarks	16,100,000
Intangible assets — recipes, distributor agreements, and non-compete agreements	2,000,000
Favorable contracts	3,470,000

Total assets acquired	99,769,000

Current liabilities	19,676,000
Deferred income tax liability, net and other noncurrent liabilities	12,374,000

Total liabilities assumed	32,050,000

Goodwill acquired (Total assets acquired less total liabilities assumed)	15,041,000

Elimination of valuation allowance for deferred tax assets	(1,059,000)
Incremental direct merger costs incurred by the Company	688,000

Total goodwill reported	$14,670,000

     The Company is in the process of obtaining third-party valuations of the property, equipment and leasehold improvements as well as of the intangible assets. Additionally, the Company has not yet finalized a fair value assessment of receivables, deferred taxes, inventories and other rights, privileges, assets and liabilities acquired. As the valuations and assessments are finalized, it is likely that the allocation of the purchase price will change.
     Other than merger-related costs that were expensed and capitalized by the Company, the financial statements of the Company as of and for the three- and six-month periods ended June 30, 2008 do not reflect the effect that the Merger had on the Company’s financial statements.

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
     Acquired intangibles and their estimated remaining useful lives include:

Trade name and trademarks	Indefinite
Recipes	Indefinite
Distributor agreements	15 years
Non-compete agreements	3 years
     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company will not amortize goodwill but instead will perform an annual impairment test. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss will be recognized. The Company will also evaluate potential impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes procedures for review of recoverability and measurement of impairment, if necessary, of long-lived assets and certain identifiable intangibles.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This quarterly report on Form 10-Q includes forward-looking statements. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions or their negatives identify forward-looking statements, which generally are not historical in nature. These statements are based upon assumptions and projections that Craft Brewers Alliance, Inc. (formerly Redhook Ale Brewery, Incorporated) ( the “Company”) believes are reasonable, but are by their nature inherently uncertain. Many possible events or factors could affect the Company’s future financial results and performance, and could cause actual results or performance to differ materially from those expressed, including those risks and uncertainties described in Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2007, and those described from time to time in the Company’s future reports filed with the Securities and Exchange Commission. Caution should be taken not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report.
     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto of the Company included herein, as well as the audited Financial Statements and Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2007. The discussion and analysis includes period-to-period comparisons of the Company’s financial results. Although period-to-period comparisons may be helpful in understanding the Company’s financial results, the Company believes that they should not be relied upon as an accurate indicator of future performance.
Merger with Widmer Brothers Brewing Company
     On November 13, 2007, the Company entered into an Agreement and Plan of Merger, as amended, with Widmer Brothers Brewing Company, an Oregon corporation (“Widmer”). On July 1, 2008, the merger of Widmer with and into the Company was completed (the “Merger”). In connection with the Merger, the name of the Company was changed from Redhook Ale Brewery, Incorporated to Craft Brewers Alliance, Inc. The Common Stock of the Company continues to trade on the Nasdaq Stock Market under the trading symbol “HOOK.”
     Except where specifically indicated, this quarterly report on Form 10-Q does not address the effects of the Merger on the Company, its financial position or results of operations, its customers, suppliers, or employees, Craft Brands Alliance, or any of the Company’s other material contractual arrangements.
Overview
     Since its formation, the Company has focused its business activities on the brewing, marketing and selling of craft beers in the United States. The Company produces its specialty bottled and draft “Redhook” branded products in two Company-owned breweries, one in the Seattle suburb of Woodinville, Washington (the “Washington Brewery”) and the other in Portsmouth, New Hampshire (the “New Hampshire Brewery”).
     Prior to July 1, 2004, the Company’s sales consisted predominantly of sales of beer to third-party distributors and Anheuser-Busch, Incorporated (“A-B”) through the Company’s Distribution Alliance with A-B. From July 1, 2004 through June 30, 2008, the Company’s sales consisted of sales of product in the midwest and eastern U.S. to A-B pursuant to the July 1, 2004 A-B Distribution Agreement (the “A-B Distribution Agreement”), and sales to Craft Brands Alliance LLC (“Craft Brands”) in the western U.S.
     Craft Brands was a joint venture sales and marketing entity formed by the Company and Widmer. The Company and Widmer manufactured and sold their product to Craft Brands at a price substantially below wholesale pricing levels; Craft Brands, in turn, advertised, marketed, sold and distributed the product to wholesale outlets in the western United States through a distribution agreement between Craft Brands and A-B. (Due to state liquor regulations, the Company sold its product in Washington state directly to third-party beer distributors and returned a portion of the revenue to Craft Brands based upon a contractually determined formula.) Profits and losses of Craft Brands were generally shared between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively. In connection with the Merger, Craft Brands was merged with and into the Company, effective July 1, 2008. All existing agreements between the Company and Craft Brands and between Craft Brands and Widmer terminated as a result of the merger of Craft Brands with and into the Company.

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
     For the six months ended June 30, 2008, the Company had gross sales and a net loss of $22,439,000 and $1,928,000, respectively, compared to gross sales and net income of $23,027,000 and $209,000, respectively, for the six months ended June 30, 2007.
     As discussed in greater detail in “Results of Operations,” the Company’s sales volume (shipments) decreased 10.2% to 144,600 barrels in the first six months of 2008 as compared to 161,100 barrels in the first six months of 2007. Sales in the craft beer industry generally reflect a degree of seasonality, with the first and fourth quarters historically being the slowest and the rest of the year typically demonstrating stronger sales. The Company has historically operated with little or no backlog, and its ability to predict sales for future periods is limited.
     The Company’s sales are affected by several factors, including consumer demand, price discounting and competitive considerations. The Company competes in the highly competitive craft brewing market as well as in the much larger specialty beer market, which encompasses producers of import beers, major national brewers that produce fuller-flavored products, and large spirit companies and national brewers that produce flavored alcohol beverages. Beyond the beer and flavored alcohol markets, craft brewers also face competition from producers of wines and spirits. The craft beer segment is highly competitive due to the proliferation of small craft brewers, including contract brewers, and the large number of products offered by such brewers. Imported products from foreign brewers have enjoyed resurgence in demand since the mid-1990s. Certain national domestic brewers have also sought to appeal to this growing demand for craft beers by producing their own fuller-flavored products. In recent years, the specialty segment has seen the introduction of flavored alcohol beverages, the consumers of which, industry sources generally believe, correlate closely with the consumers of the import and craft beer products. Sales of these flavored alcohol beverages were initially very strong, but growth rates have slowed in subsequent years. While there appear to be fewer participants in this category than at its peak, there is still significant volume associated with these beverages. The wine and spirits market has also experienced a surge in the past several years, attributable to competitive pricing, increased merchandising, and increased consumer interest in wine and spirits. Because the number of participants and number of different products offered in this segment have increased significantly in the past ten years, the competition for bottled product placements and especially for draft beer placements has intensified.
     The Company is required to pay federal excise taxes on the sale of its beer. The excise tax burden on beer sales increases from $7 to $18 per barrel on annual sales over 60,000 barrels and thus, if sales volume increases, federal excise taxes would increase as a percentage of sales.
     Management monitors the working capacity and maximum designed capacity of each brewery in connection with production and resource planning. Because an industry standard for defining brewery capacity does not exist, there are numerous variables that can be considered in arriving at an estimate of working capacity and maximum designed capacity. Following the Merger, management reviewed each facility, scrutinized the factors important to the Company in arriving at a practical definition of capacity, and recomputed the working capacity and maximum designed capacity of each brewery. Among the factors that management considered in estimating working capacity and maximum designed capacity are:
•	Brewhouse capacity, fermentation capacity, and packaging capacity;

•	A normal production year;

•	The product mix and product cycle times; and

•	Brewing losses and packaging losses.
     Because the conditions under which each brewery operates (such as age of equipment, local environment, product mix) are slightly different, the impact that these factors have on the estimate of capacity also vary by brewery. For example, while the New Hampshire Brewery and the Portland, Oregon brewery (former Widmer brewery) (the “Oregon Brewery”) are constrained by the volume of beer that each can ferment (each brewery can brew more beer than it can ferment), the Washington Brewery is constrained by the size of its brewhouse (the brewery has adequate capacity to ferment all product that is brewed).

     Management did not consider the impact that seasonality clearly has on the capacity calculation. Rather, management assumed that each brewery produces beer at 100% of working capacity throughout a 50 week year. But because seasonality is a notable factor affecting the Company’s sales, the Company expects that the breweries’ capacity will be more efficiently utilized during periods where the Company’s sales are strongest and there likely will be periods where the breweries’ capacity utilization will be lower.
     Management estimates that the working capacity and maximum designed capacity (after all expansions and equipment upgrades have been completed) are:

	As of July 1, 2008
		Annual
		Maximum
	Annual Working	Designed
	Capacity	Capacity
	(in barrels)
Washington Brewery	230,000	230,000
New Hampshire Brewery	146,700	231,000
Oregon Brewery (former Widmer brewery)	377,000	491,000

	753,700	952,000

     In order to accommodate volume growth in the markets served by the New Hampshire Brewery, the Company has expanded fermentation capacity several times during the last several years. In May 2007, the Company completed process control automation upgrades to the brewery and added one 70,000 pound grain silo. In June 2007, the Company completed the installation of four additional 400-barrel fermenters. Installation cost for this expansion totaled $1.3 million and added approximately 21,700 barrels of capacity to the New Hampshire Brewery, bringing the brewery’s annual working capacity to approximately 146,700 barrels. The Company’s 2008 capital projects include another expansion of brewing and fermentation capacity at the New Hampshire Brewery. The project includes a $3.3 million addition of eight 400-barrel fermenters, four bright tanks, and improvements to the refrigeration, and a $1.8 million upgrade to the water treatment system. The expansion is expected to increase working capacity by 43,300 barrels. The Company estimates that the expansion will be completed during the third quarter of 2008. Further expansion of fermentation capacity at the New Hampshire Brewery, which was originally slated for 2008, has been delayed until 2009 or later. Following the 2008 expansion, management estimates that the working capacity and maximum designed capacity will be:

	As of September 1, 2008
		Annual
		Maximum
	Annual Working	Designed
	Capacity	Capacity
	(in barrels)
Washington Brewery	230,000	230,000
New Hampshire Brewery	190,000	231,000
Oregon Brewery (former Widmer brewery)	377,000	491,000

	797,000	952,000

     The Company’s capacity utilization has a significant impact on gross profit. Generally, when facilities are operating at their working capacities, profitability is favorably affected because fixed and semi-variable operating costs, such as depreciation and production salaries, are spread over a larger sales base. Because current period production levels have been below the Company’s working capacity, gross margins have been negatively impacted. If the Company is unable to achieve significant sales growth, the resulting excess capacity and unabsorbed overhead of the Company will have an adverse effect on the Company’s gross margins, operating cash flows and overall financial performance.
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
     See Item 1A, “Risk Factors” below, and Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2007 for additional matters which could materially affect the Company’s business, financial condition or future results.
Results of Operations
     The following table sets forth, for the periods indicated, certain items from the Company’s Statements of Operations expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Sales	111.3%	113.2%	111.4%	112.6%
Less excise taxes	11.3	13.2	11.4	12.6

Net sales	100.0	100.0	100.0	100.0
Cost of sales	93.0	82.7	94.4	86.3

Gross profit	7.0	17.3	5.6	13.7
Selling, general and administrative expenses	22.7	17.1	21.6	19.6
Merger-related expenses	10.1	0.9	5.8	0.8
Income from equity investment in Craft Brands	5.9	8.1	6.9	8.0

Operating income (loss)	(19.9)	7.4	(14.9)	1.3
Interest expense	—	0.7	—	0.8
Other income, net	0.1	1.4	0.3	1.4

Income (loss) before income taxes	(19.8)	8.1	(14.6)	1.9
Income tax provision (benefit)	(7.0)	3.6	(5.0)	0.9

Net income (loss)	(12.8)%	4.5%	(9.6)%	1.0%

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
     The following table sets forth, for the periods indicated, a comparison of certain items from the Company’s Statements of Operations:

	Three Months Ended June 30,		Increase /
	2008	2007	(Decrease)	% Change
Sales	$11,992,350	$13,469,578	$(1,477,228)	11.0%
Less excise taxes	1,214,716	1,566,974	(352,258)	22.5

Net sales	10,777,634	11,902,604	(1,124,970)	9.5
Cost of sales	10,021,282	9,847,481	173,801	1.8

Gross profit	756,352	2,055,123	(1,298,771)	63.2
Selling, general and administrative expenses	2,451,055	2,033,666	417,389	20.5
Merger-related expenses	1,090,805	110,041	980,764	891.3
Income from equity investment in Craft Brands	636,965	969,888	(332,923)	34.3

Operating income (loss)	(2,148,543)	881,304	(3,029,847)	343.8
Interest expense	3,144	82,031	(78,887)	96.2
Other income, net	12,847	169,332	(156,485)	92.4

Income (loss) before income taxes	(2,138,840)	968,605	(3,107,445)	320.8
Income tax provision (benefit)	(755,028)	435,881	(1,190,909)	273.2

Net income (loss)	$(1,383,812)	$532,724	$(1,916,536)	359.8%

     The following table sets forth a comparison of sales (in dollars) for the periods indicated:

	Sales for the Three Months Ended
	June 30,		Increase /
	2008	2007	(Decrease)	% Change
A-B	$4,968,437	$5,362,901	$(394,464)	(7.4)%
Craft Brands	3,517,672	3,704,055	(186,383)	(5.0)
Contract brewing	1,780,245	2,740,726	(960,481)	(35.0)
Pubs and other (1)	1,725,996	1,661,896	64,100	3.9

Total shipped	$11,992,350	$13,469,578	$(1,477,228)	(11.0)%

(1)	Other includes international, non-wholesalers and other
     Sales. Total sales decreased $1,477,000 in the second quarter of 2008 compared to the second quarter of 2007, primarily impacted by the following factors:
•	A decrease in shipments in the midwest and eastern U.S., partially offset by an increase in pricing, resulted in a $394,000 decrease in second quarter 2008 sales;

•	A decrease in shipments in the western U.S. (not including beer brewed on a contract basis), partially offset by an increase in pricing, resulted in a $186,000 decrease in sales in the second quarter of 2008;

•	A decrease in shipments of beer brewed on a contract basis, slightly offset by an increase in pricing of these shipments, contributed to a $960,000 decrease in sales in the second quarter of 2008; and

•	An increase of $64,000 in pub and other sales in the second quarter of 2008 modestly offset the total sales decrease.

     Shipments. The following table sets forth a comparison of shipments (in barrels) for the periods indicated:

	Three Months Ended June 30,
	2008			2007
	Draft	Bottle	Total	Draft	Bottle	Total	Increase /	%
	Shipments	Shipments	Shipments	Shipments	Shipments	Shipments	(Decrease)	Change
A-B	11,500	15,400	26,900	12,900	17,500	30,400	(3,500)	(11.5)%
Craft Brands	8,600	21,100	29,700	9,900	22,700	32,600	(2,900)	(8.9)
Contract brewing	8,000	10,000	18,000	19,200	12,100	31,300	(13,300)	(42.5)
Other (1)	1,200	400	1,600	1,100	400	1,500	100	6.7

Total shipped	29,300	46,900	76,200	43,100	52,700	95,800	(19,600)	(20.5)%

(1)	International, non-wholesalers, pubs and other
     Total Company shipments decreased 20.5% to 76,200 barrels in the second quarter of 2008 as compared to 95,800 barrels in the same quarter of 2007, primarily driven by a decrease in shipments of beer brewed on a contract basis. Shipments to wholesalers, both through A-B in the midwest and eastern U.S. and through Craft Brands in the west, also declined in nearly all markets as a result of multiple factors, including: an increase in national competition, particularly in the Hefeweizen category; a softening of the U.S. economy; price increases made in response to an increase in the cost of commodities; and transition issues surrounding the Merger. Driven by a shift in the timing of promotions and the timing of the fourth of July holiday, a decline in shipments to chain stores in the western U.S. contributed to an 11.0% decrease in shipments of the Company’s packaged products, while a 11,200 barrel decrease in shipments of draft beer brewed on a contract basis was the primary factor in the 32.0% decrease in shipments of the Company’s draft products. Excluding the impact of shipments of beer brewed on a contract basis, the Company’s shipments of bottled beer have steadily increased as a percentage of total beer shipments since the mid-1990’s. During the three months ended June 30, 2008, 63.4% of total shipments, excluding beer brewed under a contract brewing arrangement, were shipments of bottled beer versus 62.9% in the three months ended June 30, 2007.
     In connection with the second quarter 2008 expansion of Widmer’s Portland, Oregon brewery, Widmer requested that the Company brew significantly less beer under its contract brewing arrangements with the Company. As a result, beer brewed and shipped under contract brewing arrangements with Widmer decreased by 13,300 barrels during the second quarter of 2008. In connection with the Supply, Distribution and Licensing Agreement with Craft Brands, if shipments of the Company’s products in the Craft Brands territory decreased as compared to the previous year’s shipments, the Company had the right to brew Widmer products in an amount equal to the lower of (i) the Company’s product shipment decrease or (ii) the Widmer product shipment increase (the “Contractual Obligation”). In addition, pursuant to a Manufacturing and Licensing Agreement with Widmer, the Company could, at Widmer’s request, brew more beer for Widmer than the Contractual Obligation. Under these contract brewing arrangements, the Company brewed and shipped 18,000 barrels and 31,300 barrels of Widmer beer in the second quarter of 2008 and 2007, respectively. All of these shipments were in excess of the Contractual Obligation. Through 2006, these contract brewing arrangements were limited to brewing draft beer at the Washington Brewery. However, the Company began brewing and shipping bottled beer from the Washington Brewery during the second quarter of 2007 and the New Hampshire Brewery brewed and shipped draft beer during the second quarter of 2007. During the second quarter of 2008, approximately 56% of the 18,000 barrels shipped was packaged product and all of the barrels were brewed and shipped by the Washington Brewery. During the second quarter of 2007, approximately 39% of the 31,300 barrels shipped was packaged product and 3,700 barrels were brewed and shipped by the Washington Brewery. Excluding shipments under these contract brewing arrangements, 2008 second quarter shipments of the Company’s draft and bottled products decreased 9.7% as compared to the 2007 second quarter.
     Included in the Company’s total shipments (as shipments to A-B) are shipments of Widmer Hefeweizen, a golden unfiltered wheat beer that is one of the leading American style Hefeweizens sold in the U.S. The Company brewed Widmer Hefeweizen at the New Hampshire Brewery and distributed the beer through A-B in the midwest and eastern U.S. under license from Widmer. In 2003, the Company entered into a licensing agreement with Widmer to produce and sell the Widmer Hefeweizen brand in states east of the Mississippi River. In March 2005, the Widmer Hefeweizen distribution territory was expanded to include all of the Company’s midwest and eastern markets. In the fourth quarter of 2006, the Widmer Hefeweizen distribution territory was again modified when Widmer exercised its contractual right to eliminate Texas from the Company’s Widmer Hefeweizen distribution territory. During the term of this licensing agreement, the Company agreed that it would not brew, advertise, market, or distribute any product that is labeled or advertised as a “Hefeweizen” or any similar product in the agreed upon midwest and eastern territory. Brewing and selling of Redhook Hefe-weizen was discontinued in conjunction with this agreement. The Company shipped 6,800 barrels and 9,000 barrels of Widmer Hefeweizen in the second quarter of 2008 and 2007, respectively. The Company believes that this agreement increased capacity utilization and strengthened the Company’s product portfolio.
     Excluding shipments of beer brewed under the contract brewing arrangement with Widmer and under the Widmer Hefeweizen licensing agreement, total Company shipments in the U.S. decreased nearly 4,100 barrels, or 7.3% in the 2008 second quarter as compared to the 2007 second quarter. The Company is evaluating alternatives to maximize the utilization of the capacity of the Company in future periods. If the Company is unable to achieve significant growth through its own products, the Company may have significant unabsorbed overhead that would generate unfavorable financial results.
     During the second quarter of 2008 and 2007, the Company’s products were distributed in 48 states. Second quarter 2008 shipments in the midwest and eastern United States decreased by 11.5% and shipments in the western United States served by Craft Brands decreased 8.9% compared to the 2007 second quarter.
     Sales in the midwest and eastern United States in the quarter ended June 30, 2008 represented approximately 35% of total shipments, or 26,900 barrels, compared to 32%, or 30,400 barrels in the quarter ended June 30, 2007. While most states in the midwest and eastern U.S. experienced a decline in shipments, contributing most significantly to the sales decline in the 2008 quarter were declines in Pennsylvania, New Jersey, Delaware, Virginia, West Virginia, Tennessee, Kentucky, Texas and Arkansas.
     Sales to Craft Brands in the three months ended June 30, 2008 represented approximately 39% of total shipments, or 29,700 barrels, compared to 34%, or 32,600 barrels, in the three months ended June 30, 2007. Contributing to the decline in shipments in the western U.S. were a 10% decline in shipments in Washington and a 17% decline in shipments to California. Improvements were made in Oregon, where shipments were up nearly 7%, in Idaho, where shipments were up 41%, and in Arizona, where shipments were up 11%.
     Since 2003, shipments of Redhook branded products in the Craft Brands territory have declined 15.8% and shipments in Washington state, the Company’s largest and oldest market, have declined 16.3%. In addition, consumer and retailer demand for Redhook branded products has lagged behind the demand for Widmer and Kona products in the Craft Brands territory in recent years. Beginning in 2004, Craft Brands initiated a five-year plan to strengthen the Redhook brand by improving the volume trend through targeted distribution growth, systematic pricing increases to enhance perceived value and bolster brand profitability, and focused marketing programs to attract and retain Redhook consumers. Since these efforts were initiated, the Redhook brand sales trends in the Craft Brands territory have shown a slowing in the rate of decline and some modest growth during some periods. In 2004, the brand experienced a 9% decline over 2003 shipments in the Craft Brands territory. In 2005, 2006 and 2007, the year over year losses in the Craft Brands territory were 4%, 3% and 1%, respectively. The trend reversed itself somewhat in 2008 with an 8.9% decline in shipments during the first six months of 2008 when compared to the same period in 2007. The general trend towards improvement in shipments in the Craft Brands territory has been driven by a reversal of the negative trend in Washington state. Shipments of the Redhook brand declined 12% in 2004 in Washington when compared to 2003, 2% in 2005 when compared to 2004, and 5% in 2006 when compared to 2005. In 2007, however, shipments in Washington increased 2% over 2006. In Washington state, the Redhook brand has been a market leader for many years and has in-market pricing that is consistent with other top selling craft brands. Consequently, management believes that the trend reversal is more likely a result of additional focus in the form of selling efforts and brand awareness programs and less likely a result of pricing.
     In select western U.S. markets, the Company had historically elected to price its products below the market leaders. Over the past four years, Craft Brands has systematically raised Redhook’s in-market pricing to levels comparable to the market leaders. This strategy is intended to strengthen the perceived value of the Redhook brand over the long term. However, in the short term, it is expected that the Redhook brand may continue to experience volume declines in certain markets.
     In addition to strengthening the perceived value of the Redhook brand, Craft Brands management has focused on enhancing value through re-branding efforts and these efforts are showing some positive results. Craft Brand’s initiative to re-brand Redhook IPA into Long Hammer IPA has resulted in positive momentum for the Company’s fastest growing national brand. Management recognizes the benefits of these efforts and is reviewing packaging and marketing campaign changes that are expected to be introduced in 2008 and 2009 to build on the Long Hammer IPA success.
     Different products within brand families go through different life cycles at different times. Although Redhook ESB has historically been a larger percentage of product volume, the Company has experienced a decline in shipments of this product over the last five years as this product has matured. Long Hammer IPA has now become the Company’s primary growth product and its growth has substantially offset the loss of Redhook ESB volume in the last two years. During the same five-year period that shipments of Redhook branded product declined in the Craft Brands territory, sales of Kona and Widmer products have increased. Kona is a relatively new product, recently introduced into many of the states served by Craft Brands. Although this product has experienced the rapid growth of a new brand that benefits from growing distribution and new trial from consumers, it is somewhat smaller in volume than the Redhook or Widmer brands. The growth experienced by the Widmer brand during this five-year period has been led by the popular consumer response to the Hefeweizen category within the craft beer segment and the role that Widmer Hefeweizen has enjoyed in being a leader in this category. This category continues to experience very positive trends nationally, but in recent years has seen a significant increase in competitive products from other craft brewers as well as offerings from large domestic brewers attempting to participate in the same category. In the first half of 2008, the growth of Widmer Hefeweizen slowed to the point that 2008 shipments are unchanged from 2007 shipments. In the eastern half of the U.S. serviced by the Company’s sales force, the Redhook brand growth has been fueled by increased distribution led by the growth of Long Hammer IPA. Recent data reporting sales in the grocery channel report that Long Hammer IPA is leading IPA in the craft beer market. The craft beer market in the east has not been as developed as in the west until recently and the Company has benefited from increased interest in the category, the re-branding efforts described above and its strong distribution network.
     Pricing and Fees. During the three months ended June 30, 2008, the Company sold its product at wholesale pricing levels in the midwest and eastern U.S., at lower than wholesale pricing levels to Craft Brands in the western U.S., and at agreed-upon pricing levels for beer brewed on a contract basis.
     The Company sold its product at wholesale pricing levels in the midwest and eastern U.S. through sales to A-B. Average wholesale revenue per barrel for draft products, net of discounts, improved more than 2% in the second quarter of 2008 compared to the same quarter of 2007. This increase in pricing accounted for an increase of approximately $42,000 in total sales. Average wholesale revenue per barrel for bottle products, net of discounts, increased more than 5% in the second quarter of 2008 compared to the same quarter of 2007. This increase in pricing accounted for an increase of approximately $195,000 in total sales. Management believes that most, if not all, craft brewers are reviewing their pricing strategies in response to recent increases in the costs of raw materials and the weak dollar. Seldom, if ever, have pricing changes in recent years been driven by an inflationary period. Instead, pricing changes implemented by the Company have generally followed pricing changes initiated by large domestic or import brewing companies. While the Company has implemented modest price increases during the past few years, some of the benefit has been offset by competitive promotions and discounting. The Company may experience a decline in sales in certain regions following a price increase.
     The Company sold its product to Craft Brands at a price substantially below wholesale pricing levels pursuant to the Supply, Distribution and Licensing Agreement with Craft Brands; Craft Brands, in turn, advertised, marketed, sold and distributed the product to wholesale outlets in the western U.S. through a distribution agreement between Craft Brands and A-B. The prices that the Company charged for draft product and for bottled product were determined by contractually defined formulas and were based on twelve month average pricing ending September of the previous year for all Redhook and Widmer draft and bottled product sold by Craft Brands. The prices were adjusted on January 1st of each year. Average revenue per barrel for draft products sold to Craft Brands increased approximately 5% in the second quarter of 2008 compared to the same quarter of 2007. This increase in pricing accounted for an increase of approximately $45,000 in total sales. Average revenue per barrel for bottle products sold to Craft Brands increased more than 3% in the second quarter of 2008 compared to the same quarter of 2007 resulting in an increase of $103,000 in total sales.
     Average revenue per barrel on beer brewed on a contract basis for Widmer pursuant to the Supply, Distribution and Licensing Agreement with Craft Brands was generally at a price substantially lower than wholesale pricing levels. After the Contractual Obligation had been fulfilled pursuant to the Supply, Distribution and Licensing Agreement with Craft Brands, the price charged Widmer for any additional barrels brewed declined pursuant to the Manufacturing and Licensing Agreement with Widmer, as amended. Average revenue per barrel for draft beer brewed on a contract basis increased more than 7% in the second quarter of 2008 compared to the second quarter of 2007 resulting in an increase of $102,000 in total sales. Average revenue per barrel for bottled beer brewed on a contract basis increased more than 2% in the second quarter of 2008 compared to the second quarter of 2007 resulting in an increase of $34,000 in total sales.
     In connection with all sales through the July 1, 2004 A-B Distribution Agreement, the Company pays a Margin fee to A-B. The Margin does not apply to sales from the Company’s retail operations or to dock sales. The Margin also did not apply to the Company’s sales to Craft Brands because Craft Brands paid a comparable fee to A-B on its resale of the product. The A-B Distribution Agreement also provides that the Company shall pay the Additional Margin on shipments that exceed shipments in the same territory during the same periods in fiscal 2003. During the quarter ended June 30, 2008, the Margin was paid to A-B on shipments totaling 26,900 barrels to 483 distribution points. During the quarter ended June 30, 2007, the Margin was paid to A-B on shipments totaling 30,400 barrels to 532 distribution points. Because 2008 and 2007 second quarter shipments in the midwest and eastern U.S. each exceeded 2003 second quarter shipments in the same territory, the Company paid A-B the Additional Margin on 1,500 and 5,100 barrels, respectively. For the quarters ended June 30, 2008 and 2007, the Company paid a total of $218,000 and $263,000, respectively, related to the Margin and Additional Margin. The Margin and Additional Margin are reflected as a reduction of sales in the Company’s statements of operations.
     As of June 30, 2008, the net amount due to A-B under all Company agreements with A-B totaled $113,000.
     Retail Operations and Other Sales. Sales through the Company’s retail operations and other sales increased $64,000 to $1,726,000 in the 2008 second quarter from $1,662,000 in the 2007 second quarter, primarily as the result of an increase in beer and food sales.
     Excise Taxes. Excise taxes decreased $352,000 to $1,215,000 for the three months ended June 30, 2008 compared to $1,567,000 for the three months ended June 30, 2007, primarily as a result of the overall decrease in shipments. The Company continues to be responsible for federal and state excise taxes for all shipments, including those to Craft Brands and brewed under contract. The comparability of excise taxes as a percentage of net sales is impacted by: average revenue per barrel; the mix of sales in the midwest and eastern United States, sales to Craft Brands, sales of beer brewed on contract basis, and pub sales; and the estimated annual average federal and state excise tax rates.
     Cost of Sales. Cost of sales is comprised of direct and overhead costs incurred to produce the Company’s package and draft products, as well as expenses associated with the Company’s pub operations. Comparing the second quarter of 2008 to the second quarter of 2007, cost of sales increased by $174,000, increased as a percentage of net sales and increased on a per barrel basis. Cost of sales and gross margin were negatively impacted by an increase in the cost of some raw materials and packaging materials, a higher proportion of packaged product and an increase in production losses.
     In the second quarter of 2008, the Company experienced a 9% increase, or approximately $6.10 per barrel, in the cost of packaging as compared to the second quarter of 2007. This increase, assuming no change in the mix of package versus draft sales, resulted in an increase in cost of sales of approximately $288,000. This per barrel cost increase was compounded by an increase in 2008 second quarter shipments of packaged product relative to total shipments. Shipments of packaged product, excluding shipments of beer brewed on a contract basis, increased to 63.4% of total shipments in the 2008 second quarter from 62.9% in the 2007 second quarter.
     According to industry and media sources, the cost of barley, wheat and hops, all primary ingredients in the Company’s products, has increased significantly in recent months. Media sources estimate that the cost of barley increased 48% from August 2006 through June 2007, largely driven by a lower supply of barley as farmers shift their focus to growing corn, a key component of biofuels. The beer industry appears to also be experiencing a decline in the supply of hops, driven by a number of factors: excess supply in the 1990s led some growers to switch to more lucrative crops, resulting in an estimated 40% decrease in worldwide hop-growing acreage; poor weather in eastern Europe and Germany caused substantial hops crop losses in 2007; hops crop production in England has declined approximately 85% since the mid-1970s; and 2007 U.S., New Zealand, and Australia hops crop yields were only average. Wheat exports have increased by 30% because of the weak U.S. dollar and poor worldwide harvests, leading to U.S. supplies of wheat that are at the lowest levels in 60 years.
     While the Company has experienced an increase in the cost of barley over the past year, the Company’s fixed price contracts had limited that increase through August 2007 to less than 10%. The Company’s existing barley purchase contracts expired during the third quarter of 2007, and the Company’s new barley supply contracts reflect pricing that is significantly higher than the pricing in the expired contracts. These new barley supply contracts provide a substantial portion of the Company’s malted barley requirements for 2008. In 2007 and early 2008, the Company entered into fixed price purchase contracts for its specialty hops, both to assure that the Company will have the necessary supply for current and future production needs, but also to obtain favorable pricing. The Company believes that these contracts will provide a significant portion of its requirements for these hops for the next five years. While the cost of these hops is higher in some cases that the Company’s cost in prior years, management believes that securing an adequate supply is crucial in the current environment.
     On average, the Company experienced cost increases of approximately 27%, 9% and 1% for second quarter 2008 purchases of malted barley, wheat and hops, respectively. These cost increases resulted in an increase in second quarter 2008 cost of sales of approximately $3.70 per barrel. At 2007 production levels, these raw materials cost increases resulted in an increase in cost of sales of approximately $286,000. The Company will continue to seek opportunities to secure favorable pricing for its key materials. If the Company experiences difficulty in securing its key raw materials or continues to experience increases in the cost of these materials, it will have a material negative impact on the Company’s gross margins and results of operations.
     The Company’s cost of sales includes a licensing fee of $90,000 and $125,000 for the 2008 and 2007 second quarters, respectively, in connection with the Company’s shipment of 6,800 barrels and 9,000 barrels of Widmer Hefeweizen in the midwest and eastern United States pursuant to a licensing agreement with Widmer.
     Based upon the Washington and New Hampshire Breweries’ combined working capacity of 94,000 barrels and 89,000 barrels for the second quarter of 2008 and 2007, respectively, the utilization rate was 81% and 86%, respectively. Capacity utilization rates are calculated by dividing the Company’s total shipments by the working capacity.
     Gross profit. In the second quarter of 2008, the gross margin on wholesale shipments of bottled and draft product in the midwest and eastern U.S. averaged 24%. Although wholesale prices charged for bottled product are generally 40% to 50% higher than wholesale prices charged for draft product, the gross profit earned by the Company on bottled product and draft product does not follow this spread. In the second quarter of 2008, the gross profit per barrel for bottled product was approximately 6% higher than the gross profit per barrel for draft product. By comparison, in the second quarter of 2007, the gross profit per barrel for bottled product was approximately 1% lower than the gross profit per barrel for draft product. Because wholesale sales price increases have not increased at the same rate as packaging costs have increased in recent years, 2008 and 2007 gross profit per barrel for bottled product has been negatively impacted. If wholesale pricing does not increase at the rate of raw material and packaging cost increases, the Company’s gross profit and results of operations will continue to be negatively impacted.
     From July 2004 through June 30, 2008, the Company sold its draft and bottled product to Craft Brands in the western U.S. at prices determined by a contractually defined formula and based on twelve month average pricing ending September of the previous year for all product sold by Craft Brands. These prices, which were adjusted on January 1st of each year, were substantially below wholesale pricing levels. Although Craft Brands raised average wholesale prices along with most craft and domestic brewers in response to the cost pressure attributable to increases in cost of commodities, the Company’s gross margin on package and draft product in the western U.S. does not reflect this pricing improvement because of the contractually determined pricing. However, not reflected in the Company’s gross profit is the Company’s 42% share of the profits of Craft Brands, where this benefit of the higher wholesale pricing was reflected. To the extent that Craft Brands benefited from higher average pricing, the Company generally also benefited by recognizing additional income from its investment in Craft Brands.
     Because product brewed under contract brewing arrangements with Widmer was sold to Widmer at agreed-upon prices that were generally substantially below wholesale pricing levels, the Company’s gross margin on package and draft product was also significantly less than the gross margin on wholesale shipments in the midwest and east. While these arrangements did not generally contribute to gross profit, the Company believes that these arrangements increased capacity utilization, helped the Company cover fixed and semi-variable operating costs after covering associated variable costs and contributed positively to the return received from Craft Brands.
     Merger-related expenses. In connection with the Merger with Widmer and the preparation of a joint proxy/ registration statement on Form S-4, the Company incurred approximately $1,501,000 in legal, consulting, meeting, printing and severance costs during the quarter ended June 30, 2008.
     Under the Company’s 2007 severance plan, the Company is required to make severance payments to all full-time employees, other than executive officers, in the event that an employee’s employment is terminated as a result of the Merger with Widmer. The Company is also party to employment arrangements with current and former executive officers which provide for severance payments to such officers upon termination of employment. The Company estimates that severance benefits totaling approximately $1.73 million will be paid to all affected Redhook employees, including executive officers, in connection with the Merger. Of the total severance, $1.04 million was recognized as a merger-related expense in the Company’s statement of operations during the quarter ended June 30, 2008 in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The Company estimates that the remaining severance cost related to affected Redhook employees will be recognized as a merger-related expense in the statements of operations in the following future periods: approximately $335,000 in the third quarter of 2008, approximately $130,000 in the fourth quarter of 2008, and approximately $110,000 in each of the first and second quarters of 2009. The Company anticipates that severance costs, in addition to those estimated here, will be recognized in the third quarter of 2008 in connection with severance payments to affected Widmer employees.
     The Company also incurred legal, consulting, and meeting costs in connection with the Merger during the three months ended June 30, 2008 and 2007. Certain of the merger-related expenses have been reflected in the statements of operations as selling, general and administrative expenses and certain of the other merger-related costs have been capitalized as other current assets in the balance sheets in accordance with SFAS No. 141, Business Combinations. Of the total costs incurred during the quarter ended June 30, 2008, approximately $1,091,000 is reflected in the statement of operations as merger-related expenses and $410,000 has been capitalized and reflected as other current assets in the balance sheet in accordance with SFAS No. 141, Business Combinations. Merger-related expenses recognized in the second quarter of 2007 totaled $110,000; no costs were capitalized during the 2007 second quarter. Presented below is a summary of the merger-related expenses, including legal, consulting, meeting and severance costs:

	Three Months Ended June 30,
	2008	2007
Merger-related expenses reflected in statements of operations	$1,090,805	$110,041
Merger-related costs reflected in balance sheets	410,490	—

Total legal, consulting, meeting and severance costs	$1,501,295	$110,041

     As of June 30, 2008 and December 31, 2007, other current assets on the Company’s balance sheets include $688,000 and $154,000, respectively, in capitalized merger costs.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2008 increased $417,000 to $2,451,000 from expenses of $2,034,000 for the same period in 2007. The increase is primarily attributable to an increase in promotional expenses and sales salaries and related expenses, partially offset by a decrease in stock-based compensation expense.
     Sales and marketing promotional expenditures increased approximately $310,000 in the second quarter of 2008 while sales salaries and related expenses increased approximately $177,000 in the same quarter. During the second quarter of 2008, the Company expended significant effort in connection with the introduction of the Kona brand into southeastern markets. While this rollout occurred prior to the Merger and utilized the Company’s sales team, the Kona product was produced by Widmer and the resulting sales and shipments were recognized by Craft Brands. Although the Company incurred expenses that did not result in the recognition of sales during the same period, management determined that a rollout during the second quarter of 2008 was conducive to market conditions and that the Company would benefit in the near future. The Company also experienced unusually high travel expenses incurred by the sales and marketing departments during the second quarter of 2008, primarily attributable to the Merger integration effort, including training, planning and concentrated crew drives in a few markets.
     In June 2008, the Company issued 4,560 shares of the Company’s Common Stock to its independent, non-employee directors and recognized stock-based compensation expense of $20,000. Stock-based compensation expense recognized in 2007 totaled $169,000 and was attributable to Common Stock granted to independent, non-employee directors and certain executive officers.
     The Company promotes its products through a variety of advertising programs with its wholesalers and downstream retailers, by training and educating wholesalers and retailers about the Company’s products, through promotions and point of sales displays at local festivals, venues, and pubs, by utilizing its pubs located at the Company’s two breweries, through price discounting, and, more recently, through Craft Brands. These advertising and promotional activities frequently involve the local wholesaler sharing in the cost of the program, as permitted by law, because management believes that these cost-sharing arrangements align the interests of the Company with those of the wholesaler or retailer whose local market knowledge contributes to more effective promotions. Sharing these efforts with a wholesaler helps the Company to leverage their investment in advertising programs and gives the participating wholesaler a vested interest in the program’s success. Reimbursements from wholesalers for advertising and promotion activities are recorded as a reduction to selling, general and administrative expenses in the Company’s statements of operations. Reimbursements for pricing discounts to wholesalers are recorded as a reduction to sales. The wholesalers’ contribution toward these activities totaled approximately 0.8% of net sales for the 2008 second quarter. Depending on the industry and market conditions, the Company may adjust its advertising and promotional efforts in a wholesaler’s market if a change occurs in a cost-sharing arrangement.
     Income from Equity Investment in Craft Brands. After giving effect to income attributable to the Kona brand, which was shared differently between the Company and Widmer through 2006, the Craft Brands operating agreement dictated that remaining profits and losses of Craft Brands were to be allocated between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively. For the quarter ended June 30, 2008, the Company’s share of Craft Brands’ net income totaled $637,000 compared to $970,000 for the same period in 2007. Net cash flow of Craft Brands, if any, is generally distributed monthly to the Company based on the Company’s cash flow percentage of 42%. In the second quarter of 2008, the Company received cash distributions of $947,000, representing its share of the net cash flow of Craft Brands. In second quarter of 2007, the Company received cash distributions of $721,000.
     Interest Expense. Interest expense declined approximately $79,000 to $3,000 in the 2008 second quarter from $82,000 in the 2007 second quarter. Because the Company repaid its $4.3 million term loan balance in early December 2007, the only interest expense recognized during the second quarter of 2008 was attributable to capital lease obligations.
     Other Income, net. Other income, net decreased by $156,000 to $13,000 for the second quarter of 2008 from $169,000 for the same period of 2007, primarily attributable to a $67,000 decrease in interest income earned on interest-bearing deposits and a $60,000 insurance recovery received in 2007 for expenses incurred in a 2006 storm. The Company’s second quarter 2008 interest-bearing deposits were significantly lower than 2007 second quarter deposits as a result of the repayment of the $4.3 million term loan in December 2007.
     Income Taxes. The Company’s provision for income taxes was a benefit of $755,000 for the second quarter of 2008 and an expense of $436,000 for the second quarter of 2007. The tax provision is driven by pre-tax results relative to other components of the tax provision calculation, such as the exclusion of a portion of meals and entertainment expenses from tax return deductions. Both periods include a provision for current state taxes. At June 30, 2008 and 2007, the Company’s deferred tax assets were reduced by a valuation allowance of $1,059,000. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically certain federal and state NOLs that may expire before the Company is able to utilize the tax benefit. Realization of an income tax benefit is dependent on the Company’s ability to generate future U.S. taxable income. To the extent that the Company is unable to generate adequate taxable income in future periods, the Company may not be able to recognize additional tax benefits and may be required to record a valuation allowance covering potentially expiring NOLs.
     The Company anticipates that, in connection with the closing of the merger with Widmer, the valuation allowance will no longer be required as of July 1, 2008. In accordance with SFAS No. 109, Accounting for Income Taxes, the valuation allowance will be eliminated against goodwill.

Craft Brands Alliance LLC
     The Company has accounted for its investment in Craft Brands under the equity method, as outlined by APB No. 18, The Equity Method of Accounting for Investments in Common Stock. Pursuant to APB No. 18, the Company has recorded its share of Craft Brands’ net income in the Company’s statement of operations as income from equity investment in Craft Brands. Separate financial statements for Craft Brands are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as amended, in Part IV., Item 15. Exhibits and Financial Statement Schedules. The following summarizes a comparison of certain items from Craft Brands’ statements of operations for the second quarter ended June 30, 2008 and 2007. Certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation. The effects of the reclassifications did not affect net income or the profit allocation.
     Sales. Sales totaled $21,393,000 for the second quarter of 2008 compared to $18,173,000 for the second quarter of 2007. Craft Brands sold 29,700 barrels of Redhook product, 68,500 barrels of Widmer product, and 27,500 barrels of Kona product to wholesalers in the western United States in the 2008 second quarter, compared to 32,600 barrels of Redhook product, 68,500 barrels of Widmer product, and 18,200 barrels of Kona product in the 2007 second quarter. Total Craft Brands shipments increased approximately 5.3% in the second quarter of 2008 as compared to shipments in the second quarter of 2007. Average wholesale revenue per barrel for all draft products and all bottled products sold by Craft Brands, net of discounts, increased nearly 9% in the three months ended June 30, 2008 as compared to the same period in 2007. For the quarter ended June 30, 2008, average wholesale revenue per barrel for all products sold by Craft Brands was approximately 5% higher than average wholesale revenue per barrel on direct sales to wholesalers by Redhook during the same 2008 period. Craft Brands also pays fees to A-B in connection with sales to A-B that are comparable to fees paid by the Company.
     Cost of Sales. Cost of sales totaled $14,676,000 for the three months ended June 30, 2008 compared to $12,105,000 for the three months ended June 30, 2007. The increase in cost of sales over the 2007 quarter is attributable to the 5.3% increase in shipments, an increase in prices charged by the Company and Widmer for draft and bottle product sold to Craft Brands, a significant increase in shipments of Kona, which has a higher cost per barrel stemming from the royalty paid in connection with the sales, and a $654,000 increase in freight costs. Craft Brands purchased product from the Company and Widmer at a price substantially below wholesale pricing levels pursuant to the Supply, Distribution, and Licensing Agreement between Craft Brands and each of the Company and Widmer. The disproportionate increase in freight expense was attributable to an increase in fuel rates over 2007 as well as sales growth in Craft Brands’ more distant markets where the freight cost per barrel is generally higher than the average.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses totaled $5,201,000 for the 2008 second quarter compared to $3,758,000 for the 2007 second quarter, reflecting all advertising, marketing and promotion efforts for the Redhook, Widmer and Kona brands. During the second quarter of 2008, sales and marketing costs increased approximately $1,337,000, primarily attributable to an increase in media spending, but also due to an increase in salaries resulting from the addition of several new positions, an increase in long-term executive bonuses and an expansion of the use of promotional materials. Administrative expenses were approximately $100,000 higher than in the quarter ended June 30, 2007.
     Net Income. Net income totaled $1,517,000 for the quarter ended June 30, 2008 compared to $2,309,000 for the quarter ended June 30, 2007. The Company’s share of Craft Brands’ net income totaled $637,000 for the 2008 second quarter compared to $970,000 for the 2007 second quarter.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
     The following table sets forth, for the periods indicated, a comparison of certain items from the Company’s Statements of Operations:

	Six Months Ended June 30,
			Increase /
	2008	2007	(Decrease)	% Change
Sales	$22,438,616	$23,026,510	$(587,894)	2.6%
Less excise taxes	2,288,153	2,580,944	(292,791)	11.3

Net sales	20,150,463	20,445,566	(295,103)	1.4
Cost of sales	19,016,408	17,653,563	1,362,845	7.7

Gross profit	1,134,055	2,792,003	(1,657,948)	59.4
Selling, general and administrative expenses	4,352,361	4,010,238	342,123	8.5
Merger-related expenses	1,168,655	169,931	998,724	587.7
Income from equity investment in Craft Brands	1,390,404	1,648,126	(257,722)	15.6

Operating income (loss)	(2,996,557)	259,960	(3,256,517)	1,252.7
Interest expense	5,204	165,218	(160,014)	96.9
Other income, net	57,093	284,407	(227,314)	79.9

Income (loss) before income taxes	(2,944,668)	379,149	(3,323,817)	876.7
Income tax provision (benefit)	(1,016,451)	170,625	(1,187,076)	695.7

Net income (loss)	$(1,928,217)	$208,524	$(2,136,741)	1,024.7%

     The following table sets forth a comparison of sales (in dollars) for the periods indicated:

	Sales for the Six Months Ended June 30,
			Increase /
	2008	2007	(Decrease)	% Change
A-B	$9,527,006	$9,563,146	$(36,140)	(0.4)%
Craft Brands	6,913,596	6,968,573	(54,977)	(0.8)
Contract brewing	2,956,468	3,714,529	(758,061)	(20.4)
Pubs and other (1)	3,041,546	2,780,262	261,284	9.4

Total shipped	$22,438,616	$23,026,510	$(587,894)	(2.6)%

(1)	Other includes international, non-wholesalers and other
     Sales. Total sales decreased $588,000 in the first six months of 2008 compared to the first six months of 2007, primarily impacted by the following factors:
•	A decrease in shipments in the midwest and eastern U.S., largely offset by an increase in pricing, resulted in a $36,000 decrease in first six months 2008 sales;

•	A decrease in shipments in the western U.S. (not including beer brewed on a contract basis), largely offset by an increase in pricing, resulted in a $55,000 decrease in sales in the first six months of 2008;

•	A decrease in shipments of beer brewed on a contract basis, slightly offset by an increase in pricing of these shipments, contributed to a $758,000 decrease in sales in the first six months of 2008; and

•	An increase of $261,000 in pub and other sales in the first six months of 2008 modestly offset the total sales decrease.

     Shipments. The following table sets forth a comparison of shipments (in barrels) for the periods indicated:

	Six Months Ended June 30,
	2008			2007
	Draft	Bottle	Total	Draft	Bottle	Total	Increase /	%
	Shipments	Shipments	Shipments	Shipments	Shipments	Shipments	(Decrease)	Change
A-B	22,200	30,500	52,700	23,800	31,100	54,900	(2,200)	(4.0)%
Craft Brands	16,300	41,900	58,200	18,500	42,800	61,300	(3,100)	(5.1)
Contract brewing	16,500	14,500	31,000	27,800	14,700	42,500	(11,500)	(27.1)
Other (1)	2,000	700	2,700	1,800	600	2,400	300	12.5

Total shipped	57,000	87,600	144,600	71,900	89,200	161,100	(16,500)	(10.2)%

(1)	International, non-wholesalers, pubs and other
     Total Company shipments decreased 10.2% in the first six months of 2008 as compared to the same period of 2007, primarily driven by a decrease in shipments of beer brewed on a contract basis. Shipments to wholesalers, both through A-B in the midwest and eastern U.S. and through Craft Brands in the west, also declined in nearly all markets as a result of multiple factors, including: an increase in national competition, particularly in the Hefeweizen category; a softening of the U.S. economy; price increases made in response to an increase in the cost of commodities; and transition issues surrounding the Merger. Total sales volume for the six months ended June 30, 2008 decreased to 144,600 barrels from 161,100 barrels in the same 2007 period. Shipments of the Company’s packaged products decreased 1.8% while shipments of the Company’s draft products decreased 20.7%. Excluding the impact of shipments of beer brewed on a contract basis, the Company’s shipments of bottled beer have steadily increased as a percentage of total beer shipments since the mid-1990’s. During the six months ended June 30, 2008, 64.3% of total shipments, excluding beer brewed under a contract brewing arrangement, were shipments of bottled beer versus 62.9% in the six months ended June 30, 2007.
     In connection with the second quarter 2008 expansion of Widmer’s Portland, Oregon brewery, Widmer requested that the Company brew significantly less beer under its contract brewing arrangements with the Company. As a result, beer brewed and shipped under contract brewing arrangements with Widmer decreased by 11,500 barrels during the first six months of 2008. In connection with the Supply, Distribution and Licensing Agreement with Craft Brands, if shipments of the Company’s products in the Craft Brands territory decreased as compared to the previous year’s shipments, the Company had the right to brew Widmer products in an amount equal to the lower of (i) the Company’s product shipment decrease or (ii) the Widmer product shipment increase (the “Contractual Obligation”). In addition, pursuant to a Manufacturing and Licensing Agreement with Widmer, the Company could, at Widmer’s request, brew more beer for Widmer than the Contractual Obligation. Under these contract brewing arrangements, the Company brewed and shipped 31,000 barrels and 42,500 barrels of Widmer beer in the first six months of 2008 and 2007, respectively. Of these shipments, approximately 97% of the 2008 barrels were in excess of the Contractual Obligation and 92% of the 2007 barrels were in excess of the Contractual Obligation. Through 2006, these contract brewing arrangements were limited to brewing draft beer at the Washington Brewery. However, the Company began brewing and shipping bottled beer from the Washington Brewery during the first six months of 2007 and the New Hampshire Brewery brewed and shipped draft beer during the second quarter of 2007. During the first six months of 2008, approximately 47% of the 31,000 barrels shipped was packaged product and all of the barrels were brewed and shipped by the Washington Brewery. During the first six months of 2007, approximately 35% of the 42,500 barrels shipped was packaged product and 3,700 of the barrels were brewed and shipped by the Washington Brewery. Excluding shipments under these contract brewing arrangements, shipments of the Company’s draft and bottled products decreased 4.2% in the first six months of 2008 as compared to the same period in 2007.
     Included in the Company’s total shipments (as shipments to A-B) are shipments of Widmer Hefeweizen. Since 2004, the Company has brewed Widmer Hefeweizen at the New Hampshire Brewery and distributed the beer through A-B in the midwest and eastern U.S. under license from Widmer. Under this licensing arrangement, the Company shipped 12,500 barrels and 15,300 barrels of Widmer Hefeweizen in the first six months of 2008 and 2007, respectively.

     Excluding shipments of beer brewed under the contract brewing arrangement with Widmer and under the Widmer Hefeweizen licensing agreement, total Company shipments in the U.S. decreased nearly 2,200 barrels, or 2.1% in the first six months of 2008 as compared to the first six months of 2007. The Company is evaluating alternatives to maximize the utilization of the capacity of the Company in future periods. If the Company is unable to achieve significant growth through its own products, the Company may have significant unabsorbed overhead that would generate unfavorable financial results.
     During the first six months of 2008 and 2007, the Company’s products were distributed in 48 states. Shipments in the midwest and eastern United States decreased by 4.0% during the first six months of 2008 compared to the same 2007 period while shipments in the western United States served by Craft Brands decreased 5.1% during the first six months of 2008 as compared to the first six months of 2007.
     Sales in the midwest and eastern United States during the six months ended June 30, 2008 represented approximately 36% of total shipments, or 52,700 barrels, compared to 34%, or 54,900 barrels in the six months ended June 30, 2007. Contributing most significantly to the decline in barrels in the first six months of 2008 were decreased sales to New York, Pennsylvania, New Jersey, Delaware, Illinois, Tennessee, Kentucky and Texas, partially offset by increased shipments to Washington DC and Maryland.
     Sales to Craft Brands during the six months ended June 30, 2008 represented approximately 40% of total shipments, or 58,200 barrels, compared to 38%, or 61,300 barrels, in the six months ended June 30, 2007. Contributing to the decline in shipments in the western U.S. were a 12% decline in shipments to California and a 5% decline in shipments in Washington state. Improvements were made in Oregon, where shipments were up 9%, and in Idaho, where shipments were up 36%.
     Pricing and Fees. During the six months ended June 30, 2008 and 2007, the Company sold its product at wholesale pricing levels in the midwest and eastern U.S., at lower than wholesale pricing levels to Craft Brands in the western U.S., and at agreed-upon pricing levels for beer brewed on a contract basis.
     The Company sold its product at wholesale pricing levels in the midwest and eastern U.S. through sales to A-B. Average wholesale revenue per barrel for these draft products, net of discounts, improved nearly 2% in the first six months of 2008 compared to the same period of 2007. This increase in pricing accounted for an increase of approximately $64,000 in total sales. Average wholesale revenue per barrel for these bottle products, net of discounts, increased nearly 4% in the first six months of 2008 compared to the same period of 2007. This increase in pricing accounted for an increase of approximately $250,000 in total sales.
     Average revenue per barrel for draft products sold to Craft Brands increased more than 5% in the first six months of 2008 compared to the same period of 2007. This increase in pricing accounted for an increase of approximately $90,000 in total sales. Average revenue per barrel for bottle products sold to Craft Brands increased more than 3% in the first six months of 2008 compared to the same period of 2007 resulting in an increase of $190,000 in total sales.
     Average revenue per barrel for draft beer brewed on a contract basis increased more than 4% in the first six months of 2008 compared to the first six months of 2007 resulting in an increase of $84,000 in total sales. Average revenue per barrel for bottled beer brewed on a contract basis increased nearly 3% in the first six months of 2008 compared to the first six months of 2007 resulting in an increase of $43,000 in total sales.
     In connection with all sales through the July 1, 2004 A-B Distribution Agreement, the Company pays a Margin fee to A-B. The Margin does not apply to sales from the Company’s retail operations or to dock sales. The Margin also does not apply to the Company’s sales to Craft Brands because Craft Brands pays a comparable fee to A-B on its resale of the product. The A-B Distribution Agreement also provides that the Company shall pay the Additional Margin on shipments that exceed shipments in the same territory during the same periods in fiscal 2003. During the six months ended June 30, 2008, the Margin was paid to A-B on shipments totaling 52,700 barrels to 500 distribution points. During the six months ended June 30, 2007, the Margin was paid to A-B on shipments totaling 54,900 barrels to 532 distribution points. Because shipments in the first six months of 2007 and 2008 in the midwest and eastern U.S. each exceeded shipments in the first six months of 2003 in the same territory, the Company paid A-B the Additional Margin on 13,200 and 15,400 barrels, respectively. For the six months ended June 30, 2008 and 2007, the Company paid a total of $501,000 and $522,000, respectively, related to the Margin and Additional Margin. The Margin and Additional Margin are reflected as a reduction of sales in the Company’s statements of operations.
     Retail Operations and Other Sales. Sales through the Company’s retail operations and other sales increased $261,000 to $3,042,000 in the first six months of 2008 from $2,780,000 in the first six months of 2007, primarily as the result of an increase in beer and food sales.

     Excise Taxes. Excise taxes decreased $293,000 to $2,288,000 for the six months ended June 30, 2008 compared to $2,581,000 for the six months ended June 30, 2007, primarily as a result of the overall decrease in shipments. The Company continues to be responsible for federal and state excise taxes for all shipments, including those to Craft Brands and brewed under contract. The comparability of excise taxes as a percentage of net sales is impacted by: average revenue per barrel; the mix of sales in the midwest and eastern United States, sales to Craft Brands, sales of beer brewed on contract basis, and pub sales; and the estimated annual average federal and state excise tax rates.
     Cost of Sales. Cost of sales is comprised of direct and overhead costs incurred to produce the Company’s package and draft products, as well as expenses associated with the Company’s pub operations. Comparing the first six months of 2008 to the first six months of 2007, cost of sales increased by $1,363,000, increased as a percentage of net sales and increased on a per barrel basis. Cost of sales and gross margin were negatively impacted by an increase in the cost of raw materials and packaging materials, a higher proportion of packaged product and an increase in production losses.
     In the first six months of 2008, the Company experienced an 8% increase, or approximately $4.80 per barrel, in the cost of packaging as compared to the first six months of 2007. This increase, assuming no change in the mix of package versus draft sales, resulted in an increase in cost of sales of approximately $418,000. This per barrel cost increase was compounded by an increase in shipments of packaged product relative to total shipments in the first six months of 2008. Shipments of packaged product, excluding shipments of beer brewed on a contract basis, increased to 64.3% of total shipments in the first six months of 2008 from 62.9% in the first six months of 2007.
     On average, the Company experienced cost increases of approximately 27%, 9% and 1% for purchases of malted barley, wheat and hops, respectively, in the first six months of 2008. These cost increases resulted in an increase in cost of sales of approximately $3.57 per barrel. At 2007 production levels, these raw materials cost increases resulted in an increase in cost of sales of approximately $515,000. The Company will continue to seek opportunities to secure favorable pricing for its key materials. If the Company experiences difficulty in securing its key raw materials or continues to experience increases in the cost of these materials, it will have a material negative impact on the Company’s gross margins and results of operations.
     The Company’s cost of sales includes a licensing fee of $165,000 and $208,000 for the first six months of 2008 and 2007, respectively, in connection with the Company’s shipment of 12,500 barrels and 15,300 barrels of Widmer Hefeweizen in the midwest and eastern United States pursuant to a licensing agreement with Widmer.
     Based upon the Washington and New Hampshire Breweries’ working capacity of 188,000 barrels and 178,000 barrels for the first six months of 2008 and 2007, the utilization rate was 77% and 81%, respectively. Capacity utilization rates are calculated by dividing the Company’s total shipments by working capacity.
     Gross profit. In the first six months of 2008, the gross margin on wholesale shipments of bottled and draft product in the midwest and eastern U.S. averaged 21%. Although wholesale prices charged for bottled product are generally 40% to 50% higher than wholesale prices charged for draft product, the gross profit earned by the Company on bottled product and draft product does not follow this spread. In the six months ended June 30, 2008, the gross profit per barrel for bottled product was nearly 6% higher than gross profit per barrel for draft product. By comparison, in the six months ended June 30, 2007, the gross profit per barrel for bottled product was approximately 4% lower than gross profit per barrel for draft product. Because wholesale sales price increases have not increased at the same rate as packaging costs have increased in recent years, 2008 and 2007 gross profit per barrel for bottled product have been negatively impacted. If wholesale pricing does not increase at the rate of raw material and packaging cost increases, the Company’s gross profit and results of operations will continue to be negatively impacted.
     Merger-related expenses. In connection with the Merger with Widmer and the preparation of the joint proxy/registration statement on Form S-4, the Company incurred approximately $1,703,000 in legal, consulting, meeting, printing and severance costs during the six months ended June 30, 2008.
     The Company also incurred legal, consulting, and meeting costs in connection with the Merger during the six months ended June 30, 2008 and 2007. Certain of the merger-related expenses have been reflected in the statements of operations as selling, general and administrative expenses and certain of the other merger-related costs have been capitalized as other current assets in the balance sheets in accordance with SFAS No. 141, Business Combinations. Of the total costs incurred during the first six months of 2008, approximately $1,169,000 is reflected in the statement of operations as merger-related expenses and $535,000 has been capitalized and reflected as other current assets in the balance sheet, in accordance with SFAS No. 141. Merger-related expenses recognized in the first six months of 2007 totaled $170,000; no costs were capitalized during the first six months of 2007.

     Presented below is a summary of the merger-related expenses, including legal, consulting, meeting and severance costs:

	Six Months Ended June 30,
	2008	2007
Merger-related expenses reflected in statements of operations	$1,168,655	$169,931
Merger-related costs reflected in balance sheets	534,657	—

Total legal, consulting, meeting and severance costs	$1,703,312	$169,931

     As of June 30, 2008 and December 31, 2007, other current assets on the Company’s balance sheets include $688,000 and $154,000, respectively, in capitalized merger costs.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2008 increased $342,000 to $4,352,000 from expenses of $4,010,000 for the same period in 2007. The increase is primarily attributable to an increase in promotional expenses and sales salaries and related expenses, partially offset by a decrease in costs associated with Sarbanes-Oxley and SEC compliance and stock-based compensation expense. Sales and marketing promotional expenditures increased approximately $171,000 in the first six months of 2008 while sales salaries and related expenses increased approximately $264,000 in the same six months. Driven by the 2007 requirement that management must assess and report on the effectiveness of the Company’s internal control over financial reporting under Section 404(a) of the Sarbanes-Oxley Act of 2002, the Company incurred additional consulting and accounting-related fees of approximately $78,000 in the first six months of 2007. While the Company must continue to comply with the requirements of Section 404(a), management’s efforts in the first six months of 2008 were directed by internal staffing. In June 2008, the Company issued 4,560 shares of the Company’s Common Stock to its independent, non-employee directors and recognized stock-based compensation expense of $20,000. Stock-based compensation expense recognized in 2007 totaled $169,000 and was attributable to Common Stock granted to independent, non-employee directors and certain executive officers.
     The Company promotes its products through a variety of advertising programs with its wholesalers and downstream retailers, by training and educating wholesalers and retailers about the Company’s products, through promotions and point of sales displays at local festivals, venues, and pubs, by utilizing its pubs located at the Company’s breweries, through price discounting, and, more recently, through Craft Brands. These advertising and promotional activities frequently involve the local wholesaler sharing in the cost of the program, as permitted by law, because management believes that these cost-sharing arrangements align the interests of the Company with those of the wholesaler or retailer whose local market knowledge contributes to more effective promotions. Sharing these efforts with a wholesaler helps the Company to leverage its investment in advertising programs and gives the participating wholesaler a vested interest in the program’s success. Reimbursements from wholesalers for advertising and promotion activities are recorded as a reduction to selling, general and administrative expenses in the Company’s statements of operations. Reimbursements for pricing discounts to wholesalers are recorded as a reduction to sales. The wholesalers’ contribution toward these activities totaled approximately 1.0% of net sales for the first six months of 2008. Depending on the industry and market conditions, the Company may adjust its advertising and promotional efforts in a wholesaler’s market if a change occurs in a cost-sharing arrangement.
     Income from Equity Investment in Craft Brands. After giving effect to income attributable to the Kona brand, which was shared differently between the Company and Widmer through 2006, the Craft Brands operating agreement dictated that remaining profits and losses of Craft Brands are allocated between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively. For the six months ended June 30, 2008, the Company’s share of Craft Brands’ net income totaled $1,390,000 compared to $1,648,000 for the same period in 2007. Net cash flow of Craft Brands, if any, was generally distributed monthly to the Company based on the Company’s cash flow percentage of 42%. In the first six months of 2008, the Company received cash distributions of $1,467,000, representing its share of the net cash flow of Craft Brands. In the first six months of 2007, the Company received cash distributions of $1,037,000.

     Interest Expense. Interest expense declined approximately $160,000 to $5,000 in the first six months of 2008 from $165,000 in the first six months of 2007. Because the Company repaid its $4.3 million term loan balance in early December 2007, the only interest expense recognized during the first six months of 2008 was attributable to capital lease obligations.
     Other Income, net. Other income, net decreased by $227,000 to $57,000 for the first six months of 2008 from $284,000 for the same period of 2007, primarily attributable to a $117,000 decrease in interest income earned on interest-bearing deposits and a $60,000 insurance recovery received in 2007 for expenses incurred in a 2006 storm. The Company’s 2008 interest-bearing deposits were significantly lower than 2007 deposits as a result of the repayment of the $4.3 million term loan in December 2007.
     Income Taxes. The Company’s provision for income taxes was a benefit of $1,016,000 for the first six months of 2008 and an expense of $171,000 for the first six months of 2007. The tax provision is driven by pre-tax results relative to other components of the tax provision calculation, such as the exclusion of a portion of meals and entertainment expenses from tax return deductions. Both periods include a provision for current state taxes. At June 30, 2008 and 2007, the Company’s deferred tax assets were reduced by a valuation allowance of $1,059,000. The valuation allowance covers a portion of the Company’s deferred tax assets, specifically certain federal and state NOLs that may expire before the Company is able to utilize the tax benefit. Realization of an income tax benefit is dependent on the Company’s ability to generate future U.S. taxable income. To the extent that the Company is unable to generate adequate taxable income in future periods, the Company may not be able to recognize additional tax benefits and may be required to record a valuation allowance covering potentially expiring NOLs.
     The Company anticipates that, in connection with the closing of the merger with Widmer, the valuation allowance will no be longer required as of July 1, 2008. In accordance with SFAS No. 109, Accounting for Income Taxes, the valuation allowance will be eliminated against goodwill.

Craft Brands Alliance LLC
     The Company has accounted for its investment in Craft Brands under the equity method, as outlined by APB No. 18, The Equity Method of Accounting for Investments in Common Stock. Pursuant to APB No. 18, the Company has recorded its share of Craft Brands’ net income in the Company’s statement of operations as income from equity investment in Craft Brands. Separate financial statements for Craft Brands are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as amended, in Part IV., Item 15. Exhibits and Financial Statement Schedules. The following summarizes a comparison of certain items from Craft Brands’ statements of operations for the first six months ended June 30, 2008 and 2007. Certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation. The effects of the reclassifications did not affect net income or the profit allocation.
     Sales. Sales totaled $38,463,000 for the first six months of 2008 compared to $32,537,000 for the first six months of 2007. Craft Brands sold 58,200 barrels of Redhook product, 128,700 barrels of Widmer product and 46,100 barrels of Kona product to wholesalers in the western United States in the 2008 first six months, compared to 61,300 barrels of Redhook product, 126,000 barrels of Widmer product and 29,100 barrels of Kona product in the same period in 2007. Total Craft Brands shipments increased approximately 7.6% in the first six months of 2008 as compared to shipments in the first six months of 2007. Average wholesale revenue per barrel for all draft products sold by Craft Brands, net of discounts, increased approximately 7% in the six months ended June 30, 2008 as compared to the same period in 2007. Average wholesale revenue per barrel for all bottle products sold by Craft Brands, net of discounts, increased more than 6% in the six months ended June 30, 2008 as compared to the same period in 2007. For the six months ended June 30, 2008, average wholesale revenue per barrel for all products sold by Craft Brands was approximately 3% higher than average wholesale revenue per barrel on direct sales to wholesalers in the midwest and eastern U.S. by the Company during the same 2008 period. Craft Brands also pays fees to A-B in connection with sales to A-B that are comparable to fees paid by the Company.
     Cost of Sales. Cost of sales totaled $26,374,000 for the six months ended June 30, 2008 compared to $21,896,000 for the six months ended June 30, 2007. The increase in cost of sales is attributable to the 7.6% increase in shipments, an increase in prices charged by the Company and Widmer for draft and bottle product sold to Craft Brands, and a $906,000 increase in freight costs. Craft Brands purchased product from the Company and Widmer at a price substantially below wholesale pricing levels pursuant to the Supply, Distribution, and Licensing Agreement between Craft Brands and each of the Company and Widmer. The disproportionate increase in freight expense was attributable to an increase in fuel rates over 2007 as well as sales growth in Craft Brands’ more distant markets where the freight cost per barrel is generally higher than the average.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses totaled $8,778,000 for the first six months of 2008 compared to $6,717,000 for the first six months of 2007, reflecting all advertising, marketing and promotion efforts for the Redhook, Widmer and Kona brands. During the first six months of 2008, sales and marketing costs increased approximately $1,816,000, attributable to an increase in salaries resulting from the addition of several new positions, an increase in long-term executive bonuses, a $278,000 increase in promotional materials, a $950,000 increase in media spending, and an adjustment to the value at which Craft Brands promotional inventory is stated. Administrative expenses were approximately $245,000 higher than in the six months ended June 30, 2007.
     Net Income. Net income totaled $3,310,000 for the six months ended June 30, 2008 compared to $3,924,000 for the six months ended June 30, 2007. The Company’s share of Craft Brands’ net income totaled $1,390,000 for the first six months of 2008 compared to $1,648,000 for the first six months of 2007.

Outlook
     The following summarizes shipments in July 2008 and July 2007. While both periods summarize shipments of Redhook, Widmer and Kona branded products, July 2007 shipments reflect activity on a proforma combined basis because the Merger had not yet closed.

	For the Month Ended
	July 31,
			Increase /	%
	2008	2007	(Decrease)	Change
Redhook brand	17,300	16,300	1,000	6.1%
Widmer brand (1)	25,500	24,700	800	3.2
Kona brand	10,100	6,400	3,700	57.8

Total shipped	52,900	47,400	5,500	11.6%

(1)	July 2007 includes approximately 10,750 barrels of Widmer branded products brewed and shipped by Redhook under a contract brewing arrangement with Widmer and Widmer Hefeweizen brewed and shipped by Redhook in the midwest and eastern U.S. under a licensing arrangement with Widmer.
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
     The Company had $3,462,000 and $5,527,000 of cash and cash equivalents at June 30, 2008 and December 31, 2007, respectively. At June 30, 2008, the Company had working capital of $2,682,000. The Company’s long-term debt as a percentage of total capitalization (long-term debt and common stockholders’ equity) was 0.04% at June 30, 2008 and 0.05% at December 31, 2007. Cash provided by operating activities totaled $159,000 and $357,000 for the six months ended June 30, 2008 and 2007, respectively.
     Planned capital expenditures for fiscal year 2008 are expected to total approximately $7.6 million. Major 2008 projects include a $3.3 million expansion of brewing and fermentation capacity at the New Hampshire Brewery, $1.8 million in improvements to the water treatment system at the New Hampshire Brewery, and $2.1 million for the purchase of additional kegs. During the first half of 2008, capital expenditures totaling $2.6 million included the purchase of kegs totaling $0.4 million and expenditures on the New Hampshire Brewery fermentation expansion project and the water treatment system totaling $2.3 million. Capital expenditures will be funded with operating cash flows and debt.
     Since 1997, the Company has had an outstanding credit arrangement and term loan with U.S. Bank N.A. Although this term loan did not mature until June 2012, the Company elected to repay the outstanding balance of $4,275,000 on December 3, 2007 in anticipation of entering into a new credit arrangement with Bank of America N.A. (see discussion below).
     On February 15, 2008, the Company entered into a credit arrangement with Bank of America, N.A. pursuant to which a $5 million revolving line of credit was provided. Effective June 30, 2008, the Company terminated this revolving line. During the period in which the revolving line was available, the Company did not borrow under the revolving line and there was no balance outstanding as of June 30, 2008.
     Effective July 1, 2008, the Company entered into a new loan agreement (the “Loan Agreement”) with Bank of America, N.A. (“BofA”), pursuant to which a $15.0 million revolving line of credit (“Line of Credit”) and a $13.5 million term loan (“Term Loan”) are provided. The Company may draw on the Line of Credit for working capital and general corporate purposes.
     The Company may select from one of the following three interest rate benchmarks as the basis for calculating interest on the outstanding principal balance of the Line of Credit: the BofA Prime Rate, the London Inter-Bank Offered Rate (“LIBOR”), or the Inter-Bank Offered Rate (“IBOR”) (each, a “Benchmark Rate”). Interest accrues on the Line of Credit at an annual rate equal to the Benchmark Rate plus or minus a marginal rate. The Company may select different Benchmark Rates for different tranches of its borrowings under the Line of Credit or the Term Loan. The marginal rate varies according to the Company’s funded debt to bank-defined EBITDA (adjusted for certain agreed upon items) ratio, and either (i) reduces the BofA’s prime rate by 0.50% to 0.25% or (ii) increases IBOR or LIBOR by 1.125% to 1.500%, provided that, for the period July 1, 2008 through March 31, 2009, LIBOR and IBOR tranches will accrue interest at LIBOR plus 1.75% or IBOR plus 1.75%. LIBOR rates may be selected for one, two, three, or six month periods, and IBOR rates may be selected for no shorter than 14 days and no longer than six months. The Company may not choose the LIBOR or IBOR rate option for amounts less than $1,000,000.
     Monthly interest payments are due on the Line of Credit beginning August 1, 2008. The Line of Credit matures on January 1, 2013 at which time the outstanding principal balance and any accrued but unpaid interest will be due.
     The Line of Credit includes a $2.5 million letter of credit subfacility. An annual fee will be payable in advance on the outstanding undrawn amount of each standby letter of credit multiplied by an applicable rate ranging from 1.125% to 1.500%.
     The outstanding principal balance owed by Widmer on a term loan with BofA immediately prior to the Merger was refinanced into the Term Loan. Interest on the Term Loan will accrue on the outstanding principal balance in the same manner as provided for in the Line of Credit. The interest rate on the Term Loan was 4.22% as of July 1, 2008. Interest payments are due monthly beginning August 1, 2008. Beginning September 2, 2008, principal payments are due monthly in accordance with an agreed-upon schedule set forth in the Loan Agreement. The unpaid principal balance plus any accrued interest will be due on July 1, 2018.
     A quarterly fee due on the unused portion of the Line of Credit and the unused portion of the Standby Letter of Credit will accrue at a rate of 0.200% to 0.225%, depending on the Company’s funded debt to bank-defined EBITDA ratio, and will be payable quarterly, beginning September 30, 2008. In addition, a loan fee of $25,000 was immediately due and payable in connection with the Term Loan. Fees will also accrue in connection with waivers or amendments to the Loan Agreement and any late payments.
     The Loan Agreement is secured by substantially all personal property held by the Company and by the real property located at 924 North Russell Street, Portland, Oregon (the former Widmer brewery) (the “Collateral”).
     The terms of the Loan Agreement require the Company to meet certain financial covenants as of the end of each quarter. If the Company were to report a significant net loss for one or more quarters within a time period covered by the financial covenants, one or more of the covenants would be negatively impacted and could result in a violation. Failure to meet the covenants is an event of default and, at its option, BofA could deny a request for a waiver and declare the entire outstanding loan balance immediately due and payable. In such a case, the Company would seek to refinance the loan with one or more banks, potentially at less desirable terms. However, there can be no guarantee that additional financing would be available at commercially reasonable terms, if at all.

     The following table summarizes the financial covenants required by the Loan Agreement:
Ratio Required by Loan Agreement

Funded Debt to Bank-Defined EBITDA
From July 1, 2008 through September 30, 2008	4.75 to 1
From December 31, 2008 through September 30, 2009	4.0 to 1
From December 31, 2009 through September 30, 2010	3.5 to 1
From December 31, 2010, and thereafter	3.0 to 1

Fixed Charge Coverage Ratio
For the quarter ending September 30, 2008	1.15 to 1
For the quarter ending December 31, 2008 and thereafter	1.25 to 1
     In addition, the Company is restricted in its ability to declare or pay dividends, repurchase any outstanding common stock, acquire additional debt or enter into any agreement that would result in a change in control of the Company.
     In connection with the Loan Agreement, the Company entered into a notional interest rate swap agreement with BofA for $10.125 million. The contract requires the Company to pay interest at a fixed rate of 4.48% and receive interest at a floating rate of the one-month LIBOR. The effective date of the interest rate swap agreement is July 1, 2008 and terminates July 1, 2013. This swap is designed to qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.
     The Company also assumed a $7.0 million notional interest rate swap agreement with BofA that had been contracted by Widmer and simultaneously entered into an equal and offsetting hedge. Neither swap qualifies for hedge accounting under SFAS No. 133. The assumed contract requires the Company to pay interest at a fixed rate of 4.60% and receive interest at a floating rate of the one-month LIBOR. The $7.0 million interest rate swap agreement expires on November 1, 2010. The Collateral under the Loan Agreement also secures all swap obligations with BofA.
Trend
     During the six months ended June 30, 2008, the Company experienced a $3.0 million decline in working capital. When combined with the consolidated results of Widmer for the same period, working capital for the combined company (before non-cash adjustments dictated by SFAS No. 141, Business Combinations, declined approximately $6.1 million to a working deficit of $0.8 million on a proforma basis. The decline in working capital is primarily attributable to:
•	The Company and Widmer both incurred significant capital expenditures during the first six months of 2008. The Company incurred approximately $2.6 million on capital projects, including the expansion of the New Hampshire Brewery, and Widmer completed the expansion of its Oregon Brewery and invested in other projects. These capital expenditures totaled approximately $11.7 million on a combined proforma basis, while long-term debt increased approximately $7.2 million on a combined proforma basis.

•	The Company and Widmer incurred approximately $2.9 million in merger, organizational, and severance costs in connection with the Merger.
     While the declines in working capital were experienced by the Company and Widmer prior to the Merger, they have impacted the combined company’s financial position since the closing of the Merger. The combined company is addressing this decline by limiting future capital expenditures and instituting select budget cuts and additional cost controls. As of August 6, 2008 the combined company had $9.0 million available under its long-term line of credit with B of A (see discussion above). Management believes that the combined company can meet its normal cash flow requirements and comply with the terms of its bank loan, but there is no assurance that it can do so. The failure to meet the working capital requirements could have a material adverse effect on the Company's future operations and growth.

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
     As of June 30, 2008 and December 31, 2007, the Company’s deferred tax assets were primarily comprised of federal NOLs, federal and state alternative minimum tax credit carryforwards, and state NOL carryforwards, partially offset by a valuation allowance. As of June 30, 2008, the Company had federal NOLs of $26.2 million, or $8.9 million tax-effected; federal and state alternative minimum tax credit carryforwards of $185,000; and state NOL carryforwards of $348,000 tax-effected. The federal NOLs expire from 2012 through 2028; the alternative minimum tax credit can be utilized to offset regular tax liabilities in future years and has no expiration date; and the state NOLs expire from 2008 through 2028. Also as of June 30, 2008, these deferred tax assets were reduced by a valuation allowance of $1,059,000 to cover certain federal and state NOLs that may expire before the Company is able utilize the tax benefit. In assessing the realizability of the deferred tax assets, the Company considered both positive and negative evidence when measuring the need for a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income during the periods in which those temporary differences become deductible. The Company considered the scheduled reversal of deferred tax liabilities, projected future taxable income and other factors in making this assessment. The Company’s estimates of future taxable income take into consideration, among other items, estimates of future taxable income related to depreciation.
     The Company anticipates that, in connection with the closing of the merger with Widmer, the valuation allowance will no be longer required as of July 1, 2008. In accordance with SFAS No. 109, Accounting for Income Taxes, the valuation allowance will be eliminated against goodwill. To the extent that the Company is unable to generate adequate taxable income in future periods, the Company may not be able to recognize additional tax benefits and may be required to record a valuation allowance covering potentially expiring NOLs.
     There were no unrecognized tax benefits as of December 31, 2007 or June 30, 2008. The Company does not anticipate significant changes to its unrecognized tax benefits within the next twelve months.
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
     Investment in Craft Brands Alliance LLC. The Company has assessed its investment in Craft Brands pursuant to the provisions of FASB Interpretation No. 46 Revised, Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51. FIN 46R clarifies the application of consolidation accounting for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest; these entities are referred to as variable interest entities. Variable interest entities within the scope of FIN 46R are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46R also requires disclosure of significant variable interests in variable interest entities for which a company is not the primary beneficiary. The Company has concluded that its investment in Craft Brands meets the definition of a variable interest entity but that the Company was not the primary beneficiary. In accordance with FIN 46R, the Company has not consolidated the financial statements of Craft Brands with the financial statements of the Company, but instead accounted for its investment in Craft Brands under the equity method, as outlined by APB No. 18, The Equity Method of Accounting for Investments in Common Stock. The equity method requires that the Company recognize its share of the net earnings of Craft Brands by increasing its investment in Craft Brands on the Company’s balance sheet and recognize income from equity investment in the Company’s statement of operations. A cash distribution or the Company’s share of a net loss reported by Craft Brands has been reflected as a decrease in investment in Craft Brands on the Company’s balance sheet. For the six months ended June 30, 2008 and 2007, the Company recognized $1,390,000 and $1,648,000, respectively, of undistributed earnings related to its investment in Craft Brands, and received cash distributions of $1,467,000 and $1,037,000, respectively, representing its share of the net cash flow of Craft Brands. The Company’s share of the earnings of Craft Brands contributed a significant portion of income to the Company’s results of operations.
     Refundable Deposits on Kegs. The Company distributes its draft beer in kegs that are owned by the Company as well as in kegs that have been leased from third parties. Kegs that are owned by the Company are reflected in the Company’s balance sheets at cost and are depreciated over the estimated useful life of the keg. When draft beer is shipped to the wholesaler, regardless of whether the keg is owned or leased, the Company collects a refundable deposit, reflected as a current liability in the Company’s balance sheets. Upon return of the keg to the Company, the deposit is refunded to the wholesaler. When a wholesaler cannot account for some of the Company’s kegs for which it is responsible, the wholesaler pays the Company, for each keg determined to be lost, a fixed fee and also forfeits the deposit. During the six months ended June 30, 2008 and 2007, the Company reduced its brewery equipment by $512,000 and $358,000, respectively, comprised of lost keg fees and forfeited deposits.
     Because of the significant volume of kegs handled by each wholesaler and retailer, the similarities between kegs owned by most brewers, and the relatively low deposit collected on each keg when compared to the market value of the keg, the Company has experienced some loss of kegs and anticipates that some loss will occur in future periods. The Company believes that this is an industry-wide problem and the Company’s loss experience is typical of the industry. In order to estimate forfeited deposits attributable to lost kegs, the Company periodically uses internal records, A-B records, other third party records, and historical information to estimate the physical count of kegs held by wholesalers and A-B. These estimates affect the amount recorded as fixed assets and refundable deposits as of the date of the financial statements. The actual liability for refundable deposits could differ from estimates. For the six months ended June 30, 2008, the Company decreased its refundable deposits and brewery equipment by $62,000. The Company did not decrease its refundable deposits and brewery equipment during the six months ended June 30, 2007. As of June 30, 2008 and December 31, 2007, the Company’s balance sheets include $3,218,000 and $3,114,000, respectively, in refundable deposits on kegs and $470,000 and $655,000 in keg fixed assets, net of accumulated depreciation.
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

Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 but early adoption is permitted. Although the Company adopted SFAS No. 159 as of January 1, 2008, the Company has not elected the fair value option for any items permitted under SFAS No. 159.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. The objective of SFAS No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. SFAS No. 160 also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact that SFAS No. 160 will have on the Merger with Widmer and has not yet determined the impact on the Company’s financial statements.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R), which replaces SFAS No. 141, Business Combinations, requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. SFAS No. 141(R) also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this statement. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The objective of SFAS No. 141(R) is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The Company is currently evaluating the impact, if any, that SFAS No. 141(R) will have on the Company’s financial statements.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (SFAS 133). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities in order to improve the transparency of financial reporting. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 requires (i) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure, (ii) information about the volume of derivative activity, (iii) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement, and other comprehensive income location and amounts of gains and losses on derivative instruments by type of contract, and (iv) disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the impact that SFAS No. 161 will have on the Company’s disclosures, including the impact that instruments that were acquired in the Merger with Widmer may have on disclosures, and has not yet determined the impact on the Company’s financial statements or disclosures.

     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following approval by the Securities and Exchange Commission of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company has not yet determined the impact, if any, that the adoption of SFAS 162 will have on the Company’s financial statements.
     In December 2007, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on issue No. 07-1, Accounting for Collaborative Arrangements. The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF No. 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial statement balances related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF No. 07-1 applies to the entire collaborative agreement. EITF No. 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The Company is currently evaluating the impact that EITF No. 07-1 will have on the Company’s financial statements.
     In June 2008, the FASB issued FASB Staff Position EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. EITF No. 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. EITF No. 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in EITF No. 03-6-1. Early application of EITF No. 03-6-1 is prohibited. The Company does not expect EITF No. 03-6-1 to have a material impact on the Company’s financial statements.
     In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007), Business Combinations, and other GAAP. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact that FSP No. 142-3 will have on the Company’s financial statements.
     In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS No. 133. The liability and equity components of convertible debt instruments within the scope of FSP No. APB 14-1must be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the debt over the amount ultimately allocated to the liability component is required to be amortized to interest expense using the interest method. FSP No. APB 14-1is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This FSP must be applied retrospectively to all periods presented. The Company is currently evaluating the impact that FSP No. APB 14-1 will have on the Company’s financial statements.

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
     The Company did not have any derivative financial instruments as of June 30, 2008.
ITEM 4T. Controls and Procedures
Disclosure Controls and Procedures
     The Company has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, the Co-Chief Executive Officers and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Co-Chief Executive Officers and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management believes that key controls are in place and the disclosure controls are functioning properly as of June 30, 2008.
     As discussed more fully in “Risk Factors” in the Company’s registration statement on Form S-4 filed on March 26, 2008 (as amended by Amendment No. 1 filed on May 2, 2008 and Amendment No. 2 filed on May 12, 2008), the accounting, finance and information technology functions of the Company were transferred to former Widmer staff in Portland, Oregon effective July 1, 2008. In addition, as of July 1, 2008, the Company began utilizing financial, accounting and reporting systems that were previously utilized by Widmer but not by the Company. As of the filing date of this quarterly report on Form 10-Q, an evaluation of the effectiveness of the design and operation of these new disclosure controls and procedures had not yet been carried out. Therefore, the Company cannot provide assurance that the disclosure controls and procedures have been designed effectively and will be operating effectively as of September 30, 2008.
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
Changes in Internal Control Over Financial Reporting
     During the second quarter of 2008, no changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by Exchange Act Rule 13a-15 or 15d-15 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
     As noted above, the accounting, finance and information technology functions of the Company were transferred to former Widmer staff in Portland, Oregon effective July 1, 2008. In addition, as of July 1, 2008, the Company began utilizing financial, accounting and reporting systems that were previously utilized by Widmer but not by the Company. As of the filing date of this quarterly report on Form 10-Q, an evaluation of the effectiveness of the design and operation of these new internal controls over financial reporting had not yet been carried out. Therefore, the Company cannot provide assurance that the internal controls over financial reporting have been designed effectively and will be operating effectively as of September 30, 2008.

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
ITEM 1A. Risk Factors
     Information regarding risk factors affecting the Company appears in Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2007. There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K, as amended, except as described below:
     We do not know what impact, if any, the combination of Anheuser-Busch and InBev will have on the Company’s business. On July 13, 2008, Anheuser-Busch and InBev of Belgium jointly announced that InBev will acquire Anheuser-Busch. As of July 1, 2008, A-B owned 6,069,047 shares, or approximately 36.1% of the total number of shares of the Company’s Common Stock. The Company does not know what impact, if any, the acquisition of A-B by InBev will have on the Company’s distribution or ownership relationships with A-B.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
ITEM 3. Defaults Upon Senior Securities
     None.
ITEM 4. Submission of Matters to a Vote of Security Holders
The Company’s Annual Meeting of Shareholders was held on June 24, 2008. The following matters were voted upon by the shareholders with the results as follows:
(1)	The following seven directors were duly elected to serve until the 2009 Annual Meeting of Shareholders or until his earlier retirement, resignation or removal:

Director	Votes For	Votes Withheld
Frank H. Clement	7,560,776	255,461
John W. Glick	7,422,469	255,461
David R. Lord	7,422,862	255,461
Michael Loughran	7,560,599	255,461
John D. Rogers, Jr.	7,420,976	255,461
Paul S. Shipman	7,462,824	255,461
Anthony J. Short	7,422,079	255,461

(2)	The issuance of Common Stock pursuant to the Agreement and Plan of Merger dated as of November 13, 2007, as amended, by and between the Company and Widmer was approved as follows:

Votes For	6,239,145
Votes Against	108,320
Abstain	21,292
Broker Non-Votes	1,448,243
(3)	The ratification of the appointment of Moss Adams LLP as independent auditors for the Company’s fiscal year ending December 31, 2008 was approved as follows:

Votes For	7,748,542
Votes Against	23,877
Abstain	44,581
          There were no broker non-votes for this item.
ITEM 5. Other Information
     None.
ITEM 6. Exhibits
     The following exhibits are filed as part of this report.

10.1	Summary Sheet of Director Compensation and Executive Cash Compensation

31.1	Certification of Co-Chief Executive Officer of Craft Brewers Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Co-Chief Executive Officer of Craft Brewers Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)

31.3	Certification of Chief Financial Officer of Craft Brewers Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Co-Chief Executive Officer of Craft Brewers Alliance, Inc. pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350

32.2	Certification of Co-Chief Executive Officer of Craft Brewers Alliance, Inc. pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350

32.3	Certification of Chief Financial Officer of Craft Brewers Alliance, Inc. pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAFT BREWERS ALLIANCE, INC.

August 14, 2008	BY:	/s/ Jay T. Caldwell

Jay T. Caldwell
Chief Financial Officer
and Treasurer