Form 10-Q
period 2008-09-30
CRAFT BREWERS ALLIANCE, INC.
filed 2008-11-14
CIK 892222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (See the definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). Check one:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding as of November 7, 2008 was 16,958,063.

CRAFT BREWERS ALLIANCE, INC.
FORM 10-Q
For The Quarterly Period Ended September 30, 2008

PART I.
ITEM 1. Financial Statements
CRAFT BREWERS ALLIANCE, INC.
BALANCE SHEETS

	September 30,	December31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$252,785	$5,526,843
Accounts receivable, net of allowance for doubtful accounts of $64,008 and $95,243 in 2008 and 2007, respectively	11,358,286	3,892,737
Trade receivable from Craft Brands	—	670,469
Inventories, net	8,629,118	2,927,518
Income tax receivable	1,531,962	—
Deferred income tax asset, net	1,485,713	944,361
Other	3,702,537	1,043,034

Total current assets	26,960,401	15,004,962
Property, equipment and leasehold improvements, net	102,696,074	55,862,297
Equity investments	6,601,449	415,592
Goodwill	22,104,958	—
Intangible and other assets, net	19,881,871	107,489

Total assets	$178,244,753	$71,390,340

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,551,040	$3,148,613
Trade payable to Craft Brands	—	416,116
Accrued salaries, wages, severance and payroll taxes	2,832,226	1,524,240
Refundable deposits	6,735,953	3,500,200
Other accrued expenses	2,076,179	686,261
Current portion of long-term debt and capital lease obligations	1,373,816	15,498

Total current liabilities	29,569,214	9,290,928

Long-term debt and capital lease obligations, net of current portion	28,207,273	31,118

Fair value of derivative financial instruments	428,384	—

Deferred income tax liability, net	9,960,416	1,762,428

Other liabilities	265,389	226,123

Common stockholders’ equity:
Common stock, par value $0.005 per share, authorized, 50,000,000 shares; 16,948,063 shares in 2008 and 8,354,239 shares in 2007 issued and outstanding	84,741	41,771
Additional paid-in capital	122,432,736	69,303,848
Other comprehensive income	(260,891)	—
Retained earnings (deficit)	(12,442,509)	(9,265,876)

Total common stockholders’ equity	109,814,077	60,079,743

Total liabilities and common stockholders’ equity	$178,244,753	$71,390,340

The accompanying notes are an integral part of these financial statements.

CRAFT BREWERS ALLIANCE, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Sales	$33,498,577	$12,357,004	$55,937,193	$35,383,514
Less excise taxes	2,031,390	1,285,374	4,319,543	3,866,318

Net sales	31,467,187	11,071,630	51,617,650	31,517,196
Cost of sales	24,846,103	9,653,674	43,862,511	27,307,237

Gross profit	6,621,084	1,417,956	7,755,139	4,209,959
Selling, general and administrative expenses	7,632,298	2,151,417	11,984,659	6,161,655
Merger-related expenses	474,025	278,404	1,642,680	448,335
Income from equity investment in Craft Brands	—	562,210	1,390,404	2,210,336

Operating loss	(1,485,239)	(449,655)	(4,481,796)	(189,695)
Income from equity investments in Kona and FSB	1,449	—	1,449	—
Interest expense	446,871	80,875	452,075	246,093
Other income, net	40,271	120,589	97,364	404,996

Loss before income taxes	(1,890,390)	(409,941)	(4,835,058)	(30,792)
Income tax provision (benefit)	(641,974)	(121,373)	(1,658,425)	49,252

Net loss	$(1,248,416)	$(288,568)	$(3,176,633)	$(80,044)

Basic and diluted loss per share	$(0.07)	$(0.03)	$(0.28)	$(0.01)

The accompanying notes are an integral part of these financial statements.

CRAFT BREWERS ALLIANCE, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Operating Activities
Net loss	$(3,176,633)	$(80,044)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,235,688	2,133,764
Stock-based compensation	19,608	169,400
Allowance for doubtful accounts receivable	(31,235)	—
Reserve for obsolete inventories	139,714	—
Amortization of inventory step up adjustment	225,981	—
Undistributed earnings of equity investments	74,820	11,687
Deferred income taxes	(1,877,861)	11,728
Loss (gain) on disposition of fixed assets	23,802	(2,757)
Mark to market on financial derivatives	(18,118)	—
Amortization of premium on promissory notes	(15,804)	—
Changes in operating assets and liabilities, net of effects of acquisition of Widmer	(691,930)	(159,295)

Net cash provided by (used in) operating activities	(2,091,968)	2,084,483

Investing Activities
Expenditures for fixed assets	(5,545,768)	(1,092,385)
Proceeds from disposition of fixed assets	381,780	357,597
Cash acquired in acquisition of Widmer, net	2,336,104	—

Net cash used in investing activities	(2,827,884)	(734,788)

Financing Activities
Principal payments on debt and capital lease obligations	(303,984)	(348,316)
Net repayments under revolving line of credit	(500,000)	—
Issuance of common stock	474,778	157,410
Amounts paid for debt issue costs	(25,000)	—

Net cash used in financing activities	(354,206)	(190,906)

Increase (decrease) in cash and cash equivalents	(5,274,058)	1,158,789

Cash and cash equivalents:
Beginning of period	5,526,843	9,435,073

End of period	$252,785	$10,593,862

Supplemental Disclosures
Non-cash transactions:
Net assets of Widmer acquired in exchange for issuance of common stock and assumption of debt (see Note 2)	$82,346,274	$—

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
     The financial statements as of and for the three and nine months ended September 30, 2008 reflect the July 1, 2008 merger of Widmer Brothers Brewing Company (“Widmer”) with and into the Company, as more fully described in Note 2 below. These financial statements as of and for the three and nine months ended September 30, 2008 reflect the effect of the July 1, 2008 merger on the termination of the agreements between the Company and Craft Brands Alliance LLC (“Craft Brands”), and the resulting merger of Craft Brands with and into the Company. See Note 7 for further discussion of Craft Brands.
2. Merger with Widmer
     On November 13, 2007, the Company entered into an Agreement and Plan of Merger with Widmer, which was subsequently amended by Amendment No. 1 dated April 30, 2008 (the “Merger Agreement”) with Widmer. The Merger Agreement provided, subject to customary conditions to closing, for a merger (the “Merger”) of Widmer with and into the Company. A copy of the Merger Agreement was included as an exhibit to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on November 13, 2007. A copy of Amendment No. 1 to the Merger Agreement was included as an exhibit to the Company’s registration statement on Form S-4/A filed with the SEC on May 2, 2008.
     In seeking to merge with Widmer, the Company believes that the combined entity will be able to secure efficiencies, beyond those that had already been achieved by its existing relationships with Widmer, in utilizing the two companies’ breweries and a national sales force, as well as by reducing duplicate functions. Utilizing the combined breweries offers a greater opportunity to rationalize production capacity in line with product demand. The national sales force of the combined entity will support further promotion of the products of Widmer’s partners, Kona Brewery LLC (“Kona”), which brews Kona malt beverage products, and Fulton Street Brewery, LLC (“FSB”), which brews Goose Island malt beverage products. The Company also expects that the combined entity may have greater access to capital markets driven by its increased size and expected growth rates.
     On July 1, 2008, the Merger was consummated. Pursuant to the Merger Agreement and by operation of law, upon the merger of Widmer with and into the Company, the Company acquired all of the assets, rights, privileges, properties, franchises, liabilities and obligations of Widmer. Each outstanding share of capital stock of Widmer was converted into the right to receive 2.1551 shares of Company common stock, or 8,361,514 shares. The Merger resulted in Widmer shareholders and existing Company shareholders each holding approximately 50% of the outstanding shares of the Company. No Widmer shareholder exercised statutory appraisal rights in connection with the Merger.
     In connection with the Merger, the name of the Company was changed from Redhook Ale Brewery, Incorporated to Craft Brewers Alliance, Inc. The common stock of the Company continues to trade on the Nasdaq Stock Market under the trading symbol “HOOK.”
Merger-Related Costs
     In connection with the Merger, the Company incurred merger-related expenditures, including legal, consulting, meeting, filing, printing and severance costs. Certain of the merger-related expenses have been reflected in the statements of operations as selling, general and administrative expenses. Certain of the other merger-related costs have been capitalized in accordance with Financial Accounting Standards Board’s (“FASB”) Statement of Financial

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”) as discussed below. The summary of merger-related expenditures incurred during the periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Merger-related expenses reflected in statements of operations	$474,025	$278,404	$1,642,680	$448,335
Merger-related costs reflected in balance sheets	128,293	—	662,950	—

	$602,318	$278,404	$2,305,630	$448,335

     As of September 30, 2008, capitalized merger costs of $817,000 were recorded as a component of the Company’s goodwill. As of December 31, 2007, capitalized merger costs of $154,000 were presented in other current assets on the Company’s balance sheet.
     Merger-related expenses include severance payments to employees and officers whose employment was or will be terminated as a result of the Merger. The Company estimates that severance benefits totaling approximately $2.7 million will be paid in 2008 and 2009 to all affected former Redhook employees and officers, and affected former Widmer employees. Of the total severance, $349,000 was recognized as a merger-related expense in the Company’s statement of operations during the quarter ended September 30, 2008 in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The Company estimates that the remaining severance cost related to affected employees will be recognized as a merger-related expense in the statements of operations in the following future periods: approximately $470,000 in the fourth quarter of 2008, and approximately $112,000 in the first quarter of 2008 and $113,000 in the second quarter of 2009.
Accounting for the Acquisition of Widmer
     The acquisition of Widmer has been accounted for in accordance with SFAS 141 and SFAS No. 142, Goodwill and Intangible Assets (“SFAS 142”). Accordingly, the Company’s balance sheet as of September 30, 2008 reflects the acquisition of Widmer tangible and intangible assets and assumption of Widmer liabilities. The results of operations of Widmer since July 1, 2008 are included in the Company’s statement of operations for the three months and nine months ended September 30, 2008.
     Under the purchase method of accounting, the aggregate purchase price of Widmer, including direct merger costs, was allocated to the Company’s estimate of the fair value of Widmer assets acquired and liabilities assumed on July 1, 2008, the date of acquisition, based upon estimates of their fair value as indicated below. The excess of the purchase price over the net assets acquired was recorded as goodwill. Revisions to the purchase price allocation in future periods are expected to be immaterial.
     The Company has estimated the aggregate purchase price of Widmer as follows:

Fair value of Common Stock issued	$52,677,538
Interest-bearing debt assumed	29,668,736

Total purchase price	$82,346,274

     The fair value of the common stock issued was computed by multiplying the number of shares of common stock issued to Widmer security holders pursuant to the Merger times $6.30, the average closing price of the common stock as reported by Nasdaq for the five trading days before and after November 13, 2007, the date of the Merger Agreement.

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
     The Company has allocated the purchase price as follows:

Widmer assets acquired and liabilities assumed:
Current assets	$18,887,135
Income tax receivable	1,490,760
Property, equipment and leasehold improvements	45,125,562
Equity investments	6,600,000
Trade name and trademarks	16,300,000
Intangible assets — recipes, distributor agreements, and non-compete agreements	3,000,000
Favorable contracts	642,831

Total assets acquired	92,046,288

Current liabilities	(19,821,539)
Fair value of derivative financial instrument	(185,611)
Premium on promissory notes payable	(685,525)
Deferred income tax liability, net and other noncurrent liabilities	(10,392,110)

Total liabilities assumed	(31,084,785)

Net assets acquired	60,961,503

Excess of purchase price over net assets acquired	21,384,771

Plus adjustments to Company assets and liabilities:
Incremental direct merger costs incurred by the Company	816,661
Elimination of valuation allowance for deferred tax assets	(1,059,000)
Elimination of receivables and payables due to/from Widmer and Craft Brands	623,203
Elimination of investment in Craft Brands	339,323

720,187

Goodwill recorded	$22,104,958

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
Pro Forma Results of Operations
     The unaudited pro forma combined condensed results of operations are presented below for:
•	the three-month period ended September 30, 2007 as if the Merger had been completed on July 1, 2007;

•	the nine-month period ended September 30, 2008 as if the Merger had been completed on January 1, 2008; and

•	the nine-month period ended September 30, 2007 as if the Merger had been completed on January 1, 2007.
     The unaudited condensed results of operations for the three-month period ended September 30, 2008 as reported are presented below for comparative purposes.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	Reported	Pro forma	Pro forma	Pro forma
Net sales	$31,467,000	$26,801,000	$89,510,000	$76,565,000
Income (Loss) before income taxes	$(1,890,000)	$(606,000)	$(5,898,000)	$641,000
Net income (loss)	$(1,248,000)	$(398,000)	$(3,875,000)	$421,000
Basic earnings (loss) per share	$(0.07)	$(0.02)	$(0.23)	$0.03
Diluted earnings (loss) per share	$(0.07)	$(0.02)	$(0.23)	$0.02
     The unaudited pro forma results of operations are not necessarily indicative of the operating results that would have been achieved had the Merger been consummated as of the dates indicated, or that may be achieved in the future. Rather, the unaudited pro forma combined condensed results of operations presented above are based on estimates and assumptions that have been made solely for the purpose of developing such pro forma results. Historical results of operations were adjusted to give effect to pro forma events that are (1) directly attributable to the acquisition, (2) factually supportable, and (3) expected to have a continuing impact on the combined results. These pro forma results of operations do not give effect to any cost savings, revenue synergies or restructuring costs which may result from the integration of Widmer’s operations.
3. Significant Accounting Policies
Cash and Cash Equivalents
     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains cash and cash equivalent balances with financial institutions that may exceed federally insured limits. The carrying amount of cash equivalents approximates fair value because of the short-term maturity of these instruments.
Accounts Receivable
     Accounts receivable is comprised of trade receivables due from wholesalers and Anheuser-Busch, Incorporated (“A-B”) for beer and promotional product sales. Because of state liquor laws and each wholesaler’s agreement with A-B, the Company does not have collectability issues related to the sale of its beer products. Accordingly, the Company does not regularly provide an allowance for doubtful accounts for beer sales. The Company has provided an allowance for promotional merchandise that has been invoiced to the wholesaler, which reflects the Company’s best estimate of probable losses inherent in the accounts. The Company determines the allowance based on historical customer experience and other currently available evidence. When a specific account is deemed uncollectible, the account is written off against the allowance. Accounts receivable on the Company’s balance sheets includes an allowance for doubtful accounts of $64,000 and $95,000 as of September 30, 2008 and December 31, 2007, respectively.

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
Inventories
     Inventories are stated at the lower of cost or market. Finished goods are stated at the lower of standard cost, which approximates the first-in, first-out method, or market.
     In coordinating the operations of the merged entity, the Company has identified specific classes of inventory items that were previously expensed by the Company, but were carried as inventory by Widmer. Specific classes of inventory items include certain packaging items, promotional merchandise and pub food, beverages and supplies. Generally this was due to the significance of the item relative to the operations of the individual entities, reflecting minor differences in the two businesses. The Company revised its policies with regard to these items as of the beginning of the third quarter, such that, on a prospective basis, purchases of these items are now inventoried. The Company assessed the cumulative impact of this change in accounting policy and determined that the change is not material to the financial statements as of and for the nine months ended September 30, 2008 or any prior period.
     The Company regularly reviews its inventories for the presence of obsolete product attributed to age, seasonality and quality. Inventories that are considered obsolete are written off or adjusted to carrying value. The Company has established a reserve for obsolescence of $181,000 and $109,000 for its promotional merchandise and finished goods inventories as of September 30, 2008 and December 31, 2007, respectively. The Company records as a non-current asset the cost of inventory for which it estimates it has more than a twelve-month supply.
Investment in Subsidiaries
     As a result of the merger of Craft Brands with and into the Company, the Company terminated its agreements with Craft Brands effective July 1, 2008. Prior to this date, the Company had assessed its investment in Craft Brands pursuant to the provisions of FASB Interpretation No. 46 Revised, Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51 (“FIN 46R”). In applying FIN 46R, the Company did not consolidate the financial statements of Craft Brands with the financial statements of the Company, but instead accounted for its investment in Craft Brands under the equity method, as outlined by Accounting Principle Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”). The Company recognized its share of the net earnings of Craft Brands by an increase to its investment in Craft Brands on the Company’s balance sheet and recognized income from equity investment in the Company’s statement of operations. Any cash distributions received or the Company’s share of losses reported by Craft Brands were reflected as a decrease in investment in Craft Brands on the Company’s balance sheet. Prior to the merger, the Company did not control the amount or timing of cash distributions by Craft Brands.
     As a result of the Merger, the Company acquired a 42% equity ownership interest in FSB. The Company accounts for this investment under the equity method in accordance with APB 18. The Company’s investment in FSB was $5,375,000 at September 30, 2008, and the Company did not have an investment in FSB at December 31, 2007. The Company’s portion of equity as reported on FSB’s financial statement was $1,824,000 as of the corresponding date. The difference between the carrying value of the equity investment and the Company’s amount of underlying equity in the net assets of the investee is considered equity method goodwill, which is not amortized. The carrying value of the equity investment is reviewed for impairment.
     As a result of the Merger, the Company acquired a 20% equity ownership interest in Kona. The Company accounts for this investment under the equity method in accordance with APB 18. The Company’s investment in Kona was $1,226,000 at September 30, 2008, and the Company did not have an investment in Kona at December 31, 2007. The Company’s portion of equity as reported on Kona’s financial statement was $387,000 as of the corresponding date. The difference between the carrying value of the equity investment and the Company’s amount of underlying equity in the net assets of the investee is considered equity method goodwill, which is not amortized. The carrying value of the equity investment is reviewed for impairment.
Property, equipment and leasehold improvements
     Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and accumulated amortization. Expenditures for repairs and maintenance are expensed as incurred; renewals and betterments are capitalized. Upon disposal of equipment and leasehold improvements, the accounts are relieved of the costs and related accumulated depreciation or amortization, and resulting gains or losses are reflected in operations.
     Depreciation and amortization of property, equipment and leasehold improvements is provided on the straight-line method over the following estimated useful lives:

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)

Buildings	31 - 40 years
Brewery equipment	10 - 25 years
Furniture, fixtures and other equipment	2 - 10 years
Vehicles	5 years
Leasehold improvements	Useful life or term of lease, whichever less
Goodwill and other intangible assets
     In accordance with SFAS 142, goodwill and other intangible assets with indefinite useful lives are not amortized but are reviewed periodically for impairment.
     The provisions of SFAS 142 require that an intangible asset that is not subject to amortization, including goodwill, be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The provisions also require that a two-step test be performed to assess goodwill for impairment. First, the fair value of each reporting unit is compared to its carrying value, including goodwill. If the fair value exceeds the carrying value then goodwill is not impaired and no further testing is performed. If the carrying value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step compares the fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of goodwill over the fair value of the goodwill.
     The significant estimates and assumptions used by management in assessing the recoverability of goodwill and other intangible assets are estimated future cash flows, present value discount rate, and other factors. Any changes in these estimates or assumptions could result in an impairment charge. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgment.
     The Company will amortize intangible assets with finite lives over their respective finite lives up to their estimated residual values. The Company will evaluate potential impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 establishes procedures for review of recoverability and measurement of impairment, if necessary, of long-lived assets and certain identifiable intangibles. When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to projected future undiscounted cash flows in addition to other quantitative and qualitative analyses. Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss by a charge against current operations.
     Acquired intangibles and their estimated remaining useful lives include:

Trade name and trademarks	Indefinite
Recipes	Indefinite
Distributor agreements	15 years
Non-compete agreements	3 years
Refundable Deposits on Kegs
     The Company distributes its draft beer in kegs that are owned by the Company as well as in kegs that have been leased from third parties. Kegs that are owned by the Company are reflected in the Company’s balance sheets at cost and are depreciated over the estimated useful life of the keg. When draft beer is shipped to the wholesaler, regardless of whether the keg is owned or leased, the Company collects a refundable deposit, presented as a current liability — refundable deposits in the Company’s balance sheets. Upon return of the keg to the Company, the deposit is refunded to the wholesaler. When a wholesaler cannot account for some of the Company’s kegs for which it is responsible, the wholesaler pays the Company, for each keg determined to be lost, a fixed fee and also forfeits the deposit. For the nine months ended September 30, 2008 and 2007, the Company reduced its brewery equipment by $650,000 and $528,000, respectively, associated with lost keg fees and forfeited deposits.
     Due to the significant volume of kegs handled by each wholesaler and retailer, the homogeneous nature of kegs owned by most brewers, and the relatively small deposit collected for each keg when compared to its market value,

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
the Company has experienced some loss of kegs and anticipates that some loss will occur in future periods. The Company believes that this is an industry-wide problem and that the Company’s loss experience is not atypical. In order to estimate forfeited deposits attributable to lost kegs, the Company periodically uses internal records, records maintained by A-B, records maintained by other third party vendors, and historical information to estimate the physical count of kegs held by wholesalers and A-B. These estimates affect the amount recorded as equipment and refundable deposits as of the date of the financial statements. The actual liability for refundable deposits could differ from estimates. For the nine months ended September 30, 2008 and 2007, the Company decreased its refundable deposits and brewery equipment by $62,000 and $306,000, respectively.
Fair value of financial instruments
     The recorded value of the Company’s financial instruments is considered to approximate the fair value of the instruments, in all material respects, because the Company’s receivables and payables are recorded at amounts expected to be realized and paid, the Company’s derivative financial instruments are carried at fair value, and the carrying value of the Company’s debt obligations that were assumed in the Merger were adjusted to their respective fair values as of the effective date of the Merger.
     The Company has adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), which requires that all derivatives be recognized at fair value in the balance sheet, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on whether the instrument meets the criteria to apply hedge accounting. Derivative financial instruments are utilized by the Company to reduce interest rate risk. The Company does not hold or issue derivative financial instruments for trading purposes.
Comprehensive income
     The Company accounts for comprehensive income under SFAS No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and presentation of elements of comprehensive income, including deferred gains and losses on unrealized derivative hedge transactions.
Revenue recognition
     Effective with the Merger, the Company recognizes revenue from product sales, net of excise taxes, discounts and certain fees the Company must pay in connection with sales to A-B, when the products are delivered to A-B or the wholesaler. In prior periods, it had recognized revenues from these activities when the associated products were shipped to the customers as the time between shipment and delivery is short, product damage claims and returns are insignificant and the volume of shipments involved was relatively low. The Company assessed the cumulative impact of this change in accounting policy and determined that the change is not material to the financial statements as of and for the nine months ended September 30, 2008 or any prior period.
     The Company also earns revenue in connection with two operating agreements with Kona — an alternating proprietorship agreement and a distribution agreement. Pursuant to the alternating proprietorship agreement, Kona produces a portion of its malt beverages at the Company’s brewery in Portland, Oregon. The Company receives a facility fee from Kona based on the barrels brewed and packaged at the Company’s brewery. Fees are recognized as revenue upon completion of the brewing process and packaging of the product. In connection with the alternating proprietorship agreement, the Company also sells certain raw materials to Kona for use in brewing. Revenue is recognized when the raw materials are removed from the Company’s stock. Under the distribution agreement, the Company purchases Kona-branded product from Kona, whether manufactured at Kona’s Hawaii brewery or the Company’s brewery, then sells and distributes the product. The Company recognizes revenue when the product is delivered to A-B or the wholesaler .
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

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
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
Income Taxes
     The Company records federal and state income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Deferred income taxes or tax benefits reflect the tax effect of temporary differences between the amounts of assets and liabilities for financial reporting purposes and amounts as measured for tax purposes as well as for tax net operating loss and credit carryforwards. These deferred tax assets and liabilities are measured under the provisions of the currently enacted tax laws. The Company will establish a valuation allowance if it is more likely than not that these items will either expire before the Company is able to realize their benefits or that future deductibility is uncertain.
     Penalties incurred in connection with tax matters are classified as general and administrative expenses, and interest assessments incurred in connection with tax matters are classified as interest expense.
Advertising Expenses
     Advertising costs, comprised of radio, print and outdoor advertising, sponsorships and printed product information, as well as costs to produce these media, are expensed as incurred. For the nine months ended September 30, 2008 and 2007, advertising expenses totaling $881,000 and $283,000, respectively, are reflected as selling, general and administrative expenses in the Company’s statements of operations.
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
Segment Information
     The Company operates in one principal business segment as a manufacturer of beer and ales across domestic markets. The Company believes that its pub operations and brewery operations, whether considered individually or in combination, do not constitute a separate segment under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company believes that its three brewery operations are functionally and financially similar. The Company operates its three pubs as an extension of its marketing of the Company’s products and views their primary function to be promotion of the Company’s products.
Stock-Based Compensation
     The Company maintains several stock incentive plans under which non-qualified stock options, incentive stock options and restricted stock have been granted to employees and non-employee directors and accounts for these grants consistent with SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which revises SFAS No. 123 and supersedes APB No. 25. SFAS 123R requires that all share-based payments to employees and directors be recognized as expense in the statement of operations based on their fair values and vesting periods. The Company is required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations.
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

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
Use of estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances at the time. Actual results could differ from those estimates under different assumptions or conditions.
4. Inventories
     Inventories consist of the following:

	September 30,	December 31,
	2008	2007
Raw materials	$2,981,870	$537,695
Packaging materials	1,765,581	487,210
Work in process	1,335,167	922,157
Finished goods, net	1,460,812	510,461
Promotional merchandise, net	1,005,795	469,995
Pub food, beverages and supplies	79,893	—

	$8,629,118	$2,927,518

     Work in process is beer held in fermentation tanks prior to the filtration and packaging process.
5. Other Current Assets
     Other current assets consist of the following:

	September 30,	December 31,
	2008	2007
Deposits paid to keg lessor	$3,230,130	$655,800
Merger-related costs (see Note 2)	—	153,711
Prepaid employee benefits	82,114	—
Prepaid insurance	124,995	201,175
Other	265,298	32,348

	$3,702,537	$1,043,034

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
6. Property, Equipment and Leasehold Improvements
     Property, equipment and leasehold improvements consist of the following:

	September 30,	December 31,
	2008	2007
Brewery equipment	$73,536,690	$47,081,696
Buildings	50,922,492	35,846,181
Land and improvements	7,572,908	4,604,130
Furniture, fixtures and other equipment	4,166,917	2,337,551
Leasehold improvements	2,747,801	1,879
Vehicles	84,020	81,730
Construction in progress	1,093,841	314,363

	140,124,669	90,267,530
Less accumulated depreciation and amortization	37,428,595	34,405,233

	$102,696,074	$55,862,297

7. Equity Investments
     Equity investments consist of the following:

	September 30,	December 31,
	2008	2007
Fulton Street Brewery, LLC (“FSB”)	$5,375,499	$—
Kona Brewery LLC (“Kona”)	1,225,950	—
Craft Brands Alliance LLC (“Craft Brands”)	—	415,592

	$6,601,449	$415,592

FSB
     For the three and nine months ended September 30, 2008, the Company’s share of FSB’s net loss totaled $25,000. As the Company acquired its interest in FSB as a result of the Merger, it did not have an investment in FSB at December 31, 2007, and the Company did not have a share in the earnings for the three and nine months ended September 30, 2007. The Company has not received any cash capital distributions associated with FSB during its ownership period. At September 30, 2008, the Company has recorded a payable to FSB of $1,178,000 primarily for amounts owing for purchases of Goose Island-branded product. The Company has recorded a receivable from FSB of $33,000 primarily for marketing fees associated with sales of Goose Island-branded product in the Company’s distribution area.
Kona
     For the three and nine months ended September 30, 2008, the Company’s share of Kona’s net income totaled $26,000. As the Company acquired its interest in Kona as a result of the Merger, it did not have an investment in Kona at December 31, 2007, and the Company did not have a share in the earnings for the three and nine months ended September 30, 2007. The Company has not received any cash capital distributions associated with Kona during its ownership period. At September 30, 2008, the Company has recorded a receivable from Kona of $3,624,000 primarily related to amounts owing under the alternative proprietorship and distribution agreements. The Company has recorded a payable to Kona of $2,316,000 primarily for amounts owing for purchases of Kona-branded product.
Craft Brands
     On July 1, 2004, the Company entered into agreements with Widmer with respect to the operation of a joint venture sales and marketing entity, Craft Brands. Pursuant to these agreements, and through June 30, 2008, the Company manufactured and sold its product to Craft Brands at prices substantially below wholesale pricing levels;

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
Craft Brands, in turn, advertised, marketed, sold and distributed the product to wholesale outlets in the western United States pursuant to a distribution agreement between Craft Brands and A-B.
     In connection with the Merger, Craft Brands was also merged with and into the Company, effective July 1, 2008. All existing agreements, including all associated future commitments and obligations, between the Company and Craft Brands and between Craft Brands and Widmer terminated as a result of the merger of Craft Brands.
     The Operating Agreement addressed the allocation of profits and losses of Craft Brands up to July 1, 2008. During the first six months of 2008 and all of 2007, the Company was allocated 42% of Craft Brands’ profits and losses. Net cash flow, if any, was generally distributed monthly to the Company based upon that percentage. The Company did not receive a distribution in any event where, had the distribution been made by Craft Brands, the assets of Craft Brands would have been in excess of its liabilities, adjusted for the liabilities to its members, or in the event that Craft Brands had been unable to pay its debts as they became due in the ordinary course of business.
     As a result of the merger with Craft Brands, the Company adjusted its residual investment in and wrote off its net receivable from Craft Brands to the total purchase consideration, which resulted in increases to goodwill of $339,000 and $21,000, respectively. The Company did not record earnings in equity of Craft Brands or receive a cash distribution from Craft Brands for the three months ended September 30, 2008. For the three months ended September 30, 2007, the Company’s share of Craft Brands’ net income and net cash flows totaled $562,000 and $1,185,000, respectively. During the corresponding period, the Company received a cash distribution equal to its share of the net cash flows.
     For the nine months ended September 30, 2008 and 2007, the Company’s share of Craft Brands’ net income totaled $1,390,000 and $2,210,000, respectively. During the nine months ended September 30, 2008 and 2007, the Company received cash distributions of $1,467,000 and $2,222,000, respectively, representing its share of the net cash flow of Craft Brands.
     The Company recognized the following sales and shipments of the Company’s products to Craft Brands during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Sales to Craft Brands	$—	$3,579,747	$6,913,596	$10,548,320

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
8. Intangible and Other Assets
     Intangible and other assets consist of the following:

	September 30,	December 31,
	2008	2007
Trademarks and loan fees	$16,702,903	$377,903
Distributor agreements	2,200,000	—
Recipes	700,000	—
Non-compete agreements	100,000	—
Favorable contracts	642,831	—
Promotional merchandise	65,638	98,581

	20,411,372	476,484

Less accumulated amortization	529,501	368,995

	$19,881,871	$107,489

     Accumulated amortization by class consists of the following:

	September 30,	December 31,
	2008	2007
Trademarks and loan fees	$371,177	$368,995
Distributor agreements	36,706	—
Non-compete agreements	8,326	—
Favorable contracts	113,292	—

	$529,501	$368,995

Estimated amortization expense to be recorded by class for the remainder of 2008 and the succeeding five fiscal years are as follows;

	Estimated Amortization Expense to be recorded in succeeding periods
	2008	2009	2010	2011	2012	2013
Trademarks and loan fees	$1,143	$4,452	$4,094	$3,978	$3,848	$3,269
Distributor agreements	36,666	146,664	146,664	146,664	146,664	146,664
Non-compete agreements	8,334	33,336	33,336	16,668	—	—
Favorable contracts	113,301	277,998	104,334	27,504	4,992	1,410

	$159,444	$462,450	$288,428	$194,814	$155,504	$151,343

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
9. Debt and Capital Lease Obligations
     Long-term debt and capital lease obligations consist of the following:

	September 30,	December 31,
	2008	2007
Term loan payable to bank, due July 1, 2018	$13,449,895	$—
Line of credit payable to bank, due July 1, 2013	8,000,000	—
Promissory notes payable to individual lenders, all due July 1, 2015	600,000	—
Premium on promissory notes	669,721	—
Capital lease obligations on equipment	6,861,473	46,616

	29,581,089	46,616

Less current portion, term loan	346,901	—
Less current portion, capital leases	1,026,915	15,498

Less total current portion	1,373,816	15,498

Long-term portion	$28,207,273	$31,118

     As a result of the Merger, the Company assumed borrowings under Widmer’s outstanding credit arrangement; however, the Company refinanced these amounts by concurrently entering into a new loan agreement (the “Loan Agreement”) with Bank of America, N.A. (“BofA”). The Loan Agreement is comprised of a $15.0 million revolving line of credit (“Line of Credit”), including provisions for cash borrowings and up to $2.5 million notional amount of letters of credit, and a $13.5 million term loan (“Term Loan”). The Company may draw upon the Line of Credit for working capital and general corporate purposes. The Line of Credit matures on January 1, 2013 at which time the outstanding principal balance and any accrued but unpaid interest will be due. At September 30, 2008, the Company had $8.0 million outstanding under the Line of Credit with $7.0 million of availability for further cash borrowing.
     At September 30, 2008, the Company was not in compliance with the covenants for the Loan Agreement as it was unable to meet either of the two required financial covenants, the funded debt to bank EBITDA ratio or the fixed charge coverage ratio, for the trailing twelve months ended September 30, 2008. Bank EBITDA is defined as earnings before interest, taxes, depreciation, amortization and certain other adjustments as defined in the Loan Agreement. The Company and BofA executed a modification to the loan agreement effective November 14, 2008 (“Modification Agreement”) that permanently waives the noncompliance as an event of default at September 30, 2008. The Modification Agreement also subjects the Company to certain terms and conditions different than under the original Loan Agreement. Those terms and conditions as modified are summarized below.
     Under the Modification Agreement, the Company may select from one of the following two interest rate benchmarks as the basis for calculating interest on the outstanding principal balance of the Line of Credit: the London Inter-Bank Offered Rate (“LIBOR”) or the Inter-Bank Offered Rate (“IBOR”) (each, a “Benchmark Rate”). Interest accrues at an annual rate equal to the Benchmark Rate plus a marginal rate. The Company may select different Benchmark Rates for different tranches of its borrowings under the Line of Credit. The marginal rate is fixed at 3.50% until September 30, 2009 at which time it will vary from 1.75% to 3.50% based on the ratio of the Company’s funded debt to EBITDA, as defined. LIBOR rates may be selected for one, two, three, or six month periods, and IBOR rates may be selected for no shorter than 14 days and no longer than six months. Under the Modification Agreement, the Company may not draw upon the Line of Credit in increments of less than $1 million. Accrued interest for the Line of Credit is due and payable monthly. At September 30, 2008, the weighted-average interest rate for the borrowings outstanding under the Line of Credit was 4.36%; however, as a result of the Modification Agreement, this rate is expected to increase during the fourth quarter of 2008.
     An annual fee will be payable in advance on the notional amount of each standby letter of credit issued and outstanding multiplied by an applicable rate ranging from 1.125% to 1.500%.
     Interest on the Term Loan will accrue on the outstanding principal balance in the same manner as provided for under the Line of Credit, as established under the LIBOR one-month Benchmark Rate. The interest rate on the Term Loan was 4.22% as of September 30, 2008, but as a result of the Modification Agreement, is expected to increase

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
during the fourth quarter of 2008. Accrued interest for the Term Loan is due and payable monthly. At September 30, 2008, principal payments are due monthly in accordance with an agreed-upon schedule set forth in the Loan Agreement. Any unpaid principal balance and unpaid accrued interest will be due on July 1, 2018.
     Under the Modification Agreement, a quarterly fee on the unused portion of the Line of Credit, including the undrawn amount of the Standby Letter of Credit, will accrue at a rate of 0.50% payable quarterly. A loan fee associated with the Term Loan for $25,000 was paid during the three months ended September 30, 2008, and a loan fee associated with the Modification Agreement for $30,000 will be due in November 2008.
     The Loan Agreement is secured by substantially all of the Company’s personal property and by the real properties located at 924 North Russell Street, Portland, Oregon and 14300 NE 145th Street, Woodinville, Washington (“Collateral”), which house the Oregon Brewery and the Washington brewery, respectively.
     The Modification Agreement also revised the types of financial covenants that the Company is required to meet for each quarter through June 30, 2009. Beginning with the quarter ending September 30, 2009 and all quarters thereafter, the Company will be required to meet the financial covenant ratios established pursuant to the Loan Agreement, but at levels specified by the Modification Agreement.
     The following table summarizes the financial covenant ratios required pursuant to the Modification Agreement:
Financial Covenants Required by Modification Agreement

Minimum EBITDA, as defined
For the quarter ending December 31, 2008	$875,000
For the quarter ending March 31, 2009	$850,000
For the quarter ending June 30, 2009	$2,300,000
For the quarter ending September 30, 2009 and thereafter	Does not apply

Asset Coverage Ratio
For the quarter ending December 31, 2008 and thereafter	1.50 to 1

Capital Expenditures
To spend or incur obligations less than the following:
For the quarter ending December 31, 2008	$2,250,000
For the quarter ending March 31, 2009 (1)	$1,350,000
For the quarter ending June 30, 2009 (1)	$550,000
For the quarter ending September 30, 2009 and thereafter	Does not apply

(1)	-	Provides for carryover spending of any amount not used in the prior quarter
     EBITDA as defined in the Modification Agreement is similar to Bank EBITDA but includes certain adjustments specific to the Modification Agreement.
     In addition, the Company is restricted in its ability to declare or pay dividends, repurchase any outstanding common stock, acquire additional debt or enter into any agreement that would result in a change in control of the Company. Effective September 30, 2009, the Company will be required to meet the financial covenant ratios of funded debt to EBITDA, as defined, and fixed charge coverage in the manner established pursuant to the original Loan Agreement, but at levels specified by the Modification Agreement.
     If the Company is unable to generate sufficient EBITDA to meet the associated covenant, this would result in a violation. Failure to meet the covenants is an event of default and, at its option, BofA could deny a request for another waiver and declare the entire outstanding loan balance immediately due and payable. In such a case, the Company would seek to refinance the loan with one or more lenders, potentially at less desirable terms. However, there can be no guarantee that additional financing would be available at commercially reasonable terms, if at all.
     As a result of the Merger, the Company assumed Widmer’s promissory notes signed in connection with the acquisition of commercial real estate related to the Portland, Oregon brewery. These notes were separately executed

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
by Widmer with three individuals, but under substantially the same terms and conditions. Each promissory note is secured by a deed of trust on the commercial real estate. The outstanding note balance to each lender as of September 30, 2008 was $200,000, with each note bearing a fixed interest rate of 24% per annum, subject to a one-time adjustment on July 1, 2010 to reflect the change in the consumer price index from the date of issue, July 1, 2005, to the date of adjustment. The promissory notes are carried at the total of stated value plus a premium reflecting the difference between the Company’s incremental borrowing rate and the stated note rate. The effective interest rate for each note is 6.31%. Each note matures on the earlier of the individual lender’s death or July 1, 2015, but in no event prior to July 1, 2010, with prepayment of principal not allowed under the notes’ terms. Interest payments are due and payable monthly.
     As a result of the Merger, the Company assumed Widmer’s capital equipment lease obligation to BofA, which is secured by substantially all of the brewery equipment and restaurant furniture and fixtures located in Portland, Oregon. The outstanding balance for the capital lease as of September 30, 2008 was $6,826,000, with monthly loan payments of $119,020 required through the maturity date of June 30, 2014. The capital lease carries an effective interest rate of 6.56%. The capital lease is subject to a prepayment penalty of the product of a specified percentage and the amount prepaid. This specified percentage began at 4% and, except in the event of acceleration due to an event of default, ratably declines 1% for every year the lease is outstanding until July 31, 2011, at which time the capital lease is not subject to a prepayment penalty. The specified percentage is 3% as of September 30, 2008. In the event of acceleration due to an event of default, the prepayment penalty is restored to 4%.
     The remainder of the capital lease obligations consists of agreements executed by the Company in prior years for the use of small production equipment and machinery.
     On February 15, 2008, the Company had entered into a credit arrangement with Bank of America, N.A. pursuant to which a $5 million revolving line of credit was provided. Effective June 30, 2008, the Company terminated this revolving line without drawing upon the line of credit at any time.
     For the Company’s outstanding debt obligations as of September 30, 2008, required principal payments for the remainder of 2008 and the next five fiscal years after that are as follows;

	Required Principal Payments
	Line of	Term	Capital Lease
	Credit	Loan	Obligations	Total
Succeeding periods:
2008	$—	$103,202	$249,155	$352,357
2009	—	350,722	1,038,171	1,388,893
2010	—	373,904	1,101,845	1,475,749
2011	—	396,475	1,168,039	1,564,514
2012	—	420,761	1,243,144	1,663,905
2013	8,000,000	451,179	1,327,165	9,778,344
10. Derivative Financial Instruments
     In connection with the Loan Agreement, the Company entered into a five-year interest rate swap agreement with a total notional value of $10.1 million to hedge the variability of interest payments associated with its variable-rate borrowings under the Term Loan. Through this swap agreement, the Company pays interest at a fixed rate of 4.48% and receives interest at a floating-rate of the one-month LIBOR. Since the interest rate swap hedges the variability of interest payments on variable rate debt with similar terms, it qualifies for cash flow hedge accounting treatment under SFAS 133. As of September 30, 2008, unrealized net losses of $261,000 were recorded in accumulated other comprehensive loss as a result of this hedge. There was no hedge ineffectiveness for the three or nine months ended September 30, 2008.
     This interest rate swap reduces the Company’s overall interest rate risk. However, due to the remaining outstanding borrowings on the Company’s Term Loan and other borrowing facilities that continue to have variable

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
interest rates, management believes that interest rate risk to the Company could be material if there are significant adverse changes in interest rates.
     As a result of the Merger, the Company assumed Widmer’s contract with BofA for a $7.0 million notional interest rate swap agreement. On the effective date of the Merger, the Company entered into with BofA an equal and offsetting interest rate swap contract. Neither swap contract qualifies for hedge accounting under SFAS 133. The assumed contract requires the Company to pay interest at a fixed rate of 4.60% and receive interest at a floating rate of the one-month LIBOR, while the offsetting contract requires the Company to pay interest at a floating rate of the one-month LIBOR and receive interest at a fixed rate of 3.47%. Both contracts expire on November 1, 2010. The Company recorded a net gain on the contracts of $18,000 for the three and nine months ended September 30, 2008, which was recorded to other income. The Company did not have any similar contracts outstanding during 2007, therefore there were no amounts recorded to earnings for the three and nine months ended September 30, 2007.
     All swap obligations with BofA are secured by the Collateral under the Loan Agreement.
Fair Value Measurements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption of SFAS 157 was permitted. On February 2, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 deferred the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis or when an entity had previously adopted SFAS 157, which the Company had. The Company’s adoption of SFAS 157 as of December 31, 2006 did not have a material impact on the Company’s results of operations or financial condition.
     SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based upon assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1:	Observable inputs (unadjusted) in active markets for identical assets and liabilities;

Level 2:	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets and inputs other than quoted prices that are observable for the asset or liability;

Level 3:	Unobservable inputs for the asset or liability, including situations where there is little, if any, market activity or data for the asset or liability.
     The Company has assessed its financial instruments that are measured and recorded at fair value, its derivative financial instruments, within the above hierarchy and that assessment is as follows:

	Fair Value Hierarchy Assessment
	Level 1	Level 2	Level 3	Total
Derivative financial instruments — interest rate swaps	$—	$448,384	$—	$448,384

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
11. Common Stockholders’ Equity
Issuance of Common Stock
     In conjunction with the exercise of stock options granted under the Company’s stock option plans, the Company issued 227,750 shares of common stock and received proceeds on exercise totaling $475,000 during the nine months ended September 30, 2008. During the nine months ended September 30, 2007, the Company issued 48,550 shares of common stock and received proceeds on exercise totaling $157,000. See “Stock-Based Compensation Expense” for a discussion of the impact on the Company’s statement of operations.
     On June 24, 2008, the board of directors approved, under the 2007 Stock Incentive Plan (the “2007 Plan”), a grant of 1,140 shares of fully-vested common stock to each independent, non-employee director. In conjunction with these stock grants, the Company issued 4,560 shares of common stock. See “Stock-Based Compensation Expense” for a discussion of the impact on the Company’s statement of operations.
     On May 22, 2007, the board of directors approved a grant of 2,300 shares of fully-vested common stock to each independent, non-employee director, 10,000 shares of fully-vested common stock to former Chief Executive Officer Paul Shipman, and 5,000 shares of fully-vested common stock to then President David Mickelson under the 2007 Plan. In conjunction with these stock grants, the Company issued 24,200 shares of common stock.
     On July 1, 2008, the Company issued 8,361,514 common shares to the then shareholders of Widmer in exchange for cancellation of the Widmer shares. See Note 2 for further discussion.
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
     The Company maintains the 1992 Stock Incentive Plan, as amended (the “1992 Plan”) and the Amended and Restated Directors Stock Option Plan (the “Directors Plan”) under which non-qualified stock options and incentive stock options were granted to employees and non-employee directors through October 2002. Employee options were generally designated to vest over a five-year period while director options became exercisable nine months after the grant date. Vested options are generally exercisable for ten years from the date of grant. Although the 1992 Plan and the Directors Plan both expired in October 2002, preventing further option grants, the provisions of these plans remain in effect until all options terminate or are exercised.
     The Company’s shareholders approved the 2002 Stock Option Plan (the “2002 Plan”) in May 2002. The 2002 Plan provides for granting of non-qualified stock options and incentive stock options to employees, non-employee directors and independent consultants or advisors. The compensation committee of the board of directors administers the 2002 Plan, determining to whom options are to be granted, the number of shares of common stock for which the options are exercisable, the purchase prices of such shares, and all other terms and conditions. Options granted to employees of the Company in 2002 under the 2002 Plan were designated to vest over a five-year period, and options granted to the Company’s directors in each year from 2002 through 2005 under the 2002 Plan became exercisable six months after the grant date. Options were granted at an exercise price equal to fair market value of the underlying common stock on the grant date and terminate on the tenth anniversary of the grant date. Options granted in 2006 under the 2002 Plan were granted to the Company’s directors (excluding the A-B designated directors) at an exercise price less than the fair market value of the underlying common stock on the grant date. These options were immediately exercisable and each grantee exercised his option to purchase this common stock on the same day as the grant. The maximum number of shares of common stock for which options may be granted during the term of the 2002 Plan is 346,000. As of September 30, 2008, 100,259 options were available for future grant under the 2002 Plan.
     The 2007 Plan was adopted by the board of directors and approved by the shareholders in May 2007. The 2007 Plan provides for stock options, restricted stock, restricted stock units, performance awards and stock appreciation rights. While incentive stock options may only be granted to employees, awards other than incentive stock options may be granted to employees and directors. The 2007 Plan is administered by the compensation committee of the

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
board of directors. A maximum of 100,000 shares of common stock are authorized for issuance under the 2007 Plan. As of September 30, 2008, 71,240 shares of common stock are available for future issuance under the 2007 Plan.
Stock-Based Compensation Expense
     As discussed above, the Company granted 4,560 shares and 9,200 shares of fully-vested common stock to its independent, non-employee directors during the second quarters of 2008 and 2007, respectively, and 15,000 shares of fully-vested Common stock to certain of its executive officers during the second quarter of 2007. The Company recognized stock-based compensation of $20,000 and $169,000 in its statement of operations during the nine months ended September 30, 2008 and 2007, respectively. The Company did not recognize any stock-based compensation expense for the three months ended September 30, 2008 and 2007. See “Issuance of Common Stock” for further details.
     There was no unrecognized stock-based compensation expense related to unvested stock options during the three and nine months ended September 30, 2008 and 2007.
Stock Option Plan Activity
     Presented below is a summary of the Company’s stock option plan activity for the nine months ended September 30, 2008:

		Weighted	Weighted
		Average	Average
	Shares	Exercise	Remaining
	Subject to	Price per	Contractual	Aggregate
	Options	Share	Life (Yrs)	Intrinsic Value
Outstanding at January 1, 2008	689,140	$2.57	3.33	$2,809,485

Granted	—
Exercised	(227,750)
Canceled	(30,600)

Outstanding at September 30, 2008	430,790	$2.61	2.62	$484,035

Exercisable at September 30, 2008	430,790	$2.61	2.62	$484,035

     The aggregate intrinsic value of the outstanding stock options is calculated as the difference between the stock closing price as reported by NASDAQ on the last day of the period and the exercise price of the shares. The applicable stock closing prices as of September 30, 2008 and January 1, 2008 were $3.63 and $6.65, respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2008 and 2007 was approximately $380,000 and $168,000, respectively. No stock options vested during the nine months ended September 30, 2008 and 2007.
     The following table summarizes information for options currently outstanding and exercisable at September 30, 2008:

				Average	Weighted
			Number	Remaining	Average
			Outstanding	Contractual Life	Exercise
Range of Exercise Prices			& Exercisable	(Yrs)	Price
$1.485	to	$1.865	177,540	2.81	$1.855
$1.866	to	$3.150	121,800	4.47	$2.243
$3.151	to	$3.969	131,450	0.64	$3.969

$1.485	to	$3.969	430,790	2.62	$2.610

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
12. Earnings (Loss) per Share
     The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator for basic and diluted net loss per share:
Net loss	$(1,248,416)	$(288,568)	$(3,176,633)	$(80,044)

Denominator for basic net loss per share:
Weighted average common shares outstanding	16,851,627	8,349,976	11,220,233	8,323,764

Basic and diluted net loss per share	$(0.07)	$(0.03)	$(0.28)	$(0.01)

     Certain Company stock options were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, or the impact of their inclusion would be antidilutive. Such stock options, with prices ranging from $1.46 to $3.97 per share at September 30, 2008 and from $1.46 to $5.73 per share at September 30, 2007, averaged 617,000 and 729,000 for the nine months ended September 30, 2008 and 2007, respectively.
13. Comprehensive Loss
     The following table sets forth the Company’s comprehensive loss for the periods indicated:

	Three Months Ended September		Nine Months Ended September 30,
	30,		30,
	2008	2007	2008	2007
Net loss	$(1,248,416)	$(288,568)	$(3,176,633)	$(80,044)
Other comprehensive loss:
Unrealized losses on derivative financial instruments	(260,891)	—	(260,891)	—

Total comprehensive loss	$(1,509,307)	$(288,568)	$(3,437,524)	$(80,044)

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
14. Income Taxes
     Significant components of the Company’s deferred tax liabilities are as follows:

	September 30,	December 31,
	2008	2007
Deferred tax liabilities:
Fixed assets: tax-over-book depreciation	$11,245,655	$9,058,807
Intangible assets	7,258,435	—
Other	645,341	—

	19,149,431	9,058,807
Deferred tax assets:
NOL and AMT credit carryforwards	9,836,477	8,781,504
Other	838,251	518,558
Valuation allowance	—	(1,059,322)

	10,674,728	8,240,740

Net deferred tax liability	$8,474,703	$818,067

As Presented on the Balance Sheet:
Long-term deferred income tax liability, net	$9,960,416	$1,762,428
Current deferred income tax asset, net	1,485,713	944,361

Net deferred tax liability	$8,474,703	$818,067

     At December 31, 2007, the Company’s balance sheet includes a valuation allowance of $1,059,000 to cover certain federal and state NOLs. In connection with the Merger, the Company determined that the valuation allowance was no longer required and recorded the release against goodwill. The Company believes that future taxable income will fully utilize the federal and state net operating loss carryforwards (“NOLs”) before they expire. Among other factors, the Company considered future taxable income generated by projected differences between book depreciation and tax depreciation, including the depreciation on the assets acquired in the Merger.
     As of September 30, 2008, the Company’s deferred tax assets were primarily comprised of federal net operating loss carryforwards (“NOLs”) of $27.6 million, or $9.4 million tax-effected; federal and state alternative minimum tax credit carryforwards of $183,000 tax-effected; and state NOL carryforwards of $264,000 tax-effected. In assessing the realizability of the deferred tax assets, the Company considered both positive and negative evidence when measuring the need for a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income during the periods in which those temporary differences become deductible. The Company considered the scheduled reversal of deferred tax liabilities, projected future taxable income and other factors in making this assessment. The Company’s estimates of future taxable income take into consideration, among other items, estimates of future taxable income related to depreciation. Based upon the available evidence, the Company believes that the deferred tax assets will be realized. To the extent that the Company continues to be unable to generate adequate taxable income in future periods, the Company will not be able to recognize additional tax benefits and may be required to record a valuation allowance covering potentially expiring NOLs.
     There were no unrecognized tax benefits as of September 30, 2008 or December 31, 2007. The Company does not anticipate significant changes to its unrecognized tax benefits within the next twelve months.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This quarterly report on Form 10-Q includes forward-looking statements. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions or their negatives identify forward-looking statements, which generally are not historical in nature. These statements are based upon assumptions and projections that Craft Brewers Alliance, Inc. (formerly Redhook Ale Brewery, Incorporated) (the “Company”) believes are reasonable, but are by their nature inherently uncertain. Many possible events or factors could affect the Company’s future financial results and performance, and could cause actual results or performance to differ materially from those expressed, including those risks and uncertainties described in Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2007, and those described from time to time in the Company’s future reports filed with the Securities and Exchange Commission. Caution should be taken not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report.
     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto of the Company included herein, as well as the audited Financial Statements and Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2007. The discussion and analysis includes period-to-period comparisons of the Company’s financial results. Although period-to-period comparisons may be helpful in understanding the Company’s financial results, the Company believes that they should not be relied upon as an accurate indicator of future performance. In addition, as discussed in more detail below, the comparability of periods is significantly affected by the July 1, 2008 merger of Widmer Brothers Brewing Company with and into the Company.
Merger with Widmer Brothers Brewing Company
     On November 13, 2007, the Company entered into an Agreement and Plan of Merger with Widmer Brothers Brewing Company, an Oregon corporation (“Widmer”). On July 1, 2008, the merger of Widmer with and into the Company was completed (the “Merger”). In connection with the Merger, the name of the Company was changed from Redhook Ale Brewery, Incorporated to Craft Brewers Alliance, Inc. The common stock of the Company continues to trade on the Nasdaq Stock Market under the trading symbol “HOOK.”
     In seeking to merge with Widmer, the Company believes that the combined entity will be able to secure efficiencies, beyond those that had already been achieved by its existing relationships with Widmer, utilizing the two companies’ breweries and a national sales force, as well as by reducing duplicate functions. Utilizing the combined breweries offers a greater opportunity to rationalize production capacity in line with product demand. The national sales force of the combined entity will support further promotion of the products of Widmer’s partners, Kona Brewery LLC (“Kona”), which brews Kona malt beverage products, and Fulton Street Brewery, LLC (“FSB”), which brews Goose Island malt beverage products. The Company also expects that the combined entity may have greater access to capital markets driven by its increased size and expected growth rates.
Overview
     Since its formation, the Company has focused its business activities on the brewing, marketing and selling of craft beers in the United States. The Company reported gross sales and a net loss of $55,937,000 and $3,177,000, respectively, for the nine months ended September 30, 2008, compared to gross sales and a net loss of $35,384,000 and $80,000, respectively, for the same period in 2007. The Company’s sales volume (shipments) totaled 292,400 barrels in the first nine months of 2008 as compared to 241,100 barrels in the first nine months of 2007. However, comparability of the Company’s 2008 third quarter and nine-month results relative to the results for the same 2007 periods is significantly impacted by the July 1, 2008 Merger.
     Since July 1, 2008, the Company has produced its specialty bottled and draft Redhook-branded and Widmer-branded products in its three Company-owned breweries, one in the Seattle suburb of Woodinville, Washington (the “Washington Brewery”), another in Portsmouth, New Hampshire (the “New Hampshire Brewery”), and a third in Portland, Oregon (the “Oregon Brewery”). The Company sells these products predominantly to Anheuser-Busch, Incorporated (“A-B”) and its network of wholesalers pursuant to the July 1, 2004 Master Distributor Agreement (the “A-B Distribution Agreement”), as amended. These products are available in 48 states.

     In addition to the sale of Redhook-branded and Widmer-branded beer, the Company also earns revenue in connection with two operating agreements with Kona — an alternating proprietorship agreement and a distribution agreement. Pursuant to the alternating proprietorship agreement, Kona produces a portion of its malt beverages at the Oregon Brewery. Kona purchases raw materials from the Company prior to production beginning and pays a facility leasing fee based on the barrels brewed and packaged at the Company’s brewery. All sales and fees are reflected as revenue in the Company’s statements of operations. Under the distribution agreement, the Company purchases and distributes product manufactured by Kona and then markets, sells and distributes the Kona-branded products pursuant to the A-B Distribution Agreement. As Kona’s distributor, the Company also markets, sells and distributes any Kona-branded products manufactured at the Company’s Oregon Brewery.
     The Company also derives other revenues from sources including the sale of retail beer, food, apparel and other retail items in its three brewery pubs.
     In conjunction with the Merger, the Company acquired from Widmer a 20% equity ownership in Kona and a 42% equity ownership in FSB, brewer of Goose Island-branded products. Both investments are accounted for under the equity method, as outlined by Accounting Principle Board Opinion (“APB”) No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”).
     From July 1, 2004 through June 30, 2008, the Company produced its specialty bottled and draft Redhook-branded products in its two Company-owned breweries, the Washington Brewery and the New Hampshire Brewery. The Company distributed these products in the midwest and eastern U.S. pursuant to the July 1, 2004 A-B Distribution Agreement and in the western U.S. through Craft Brands Alliance LLC (“Craft Brands”). In addition to the sale of Redhook-branded beer, the Company also brewed, marketed and sold Widmer Hefeweizen in the midwest and eastern U.S. in conjunction with a 2003 licensing agreement with Widmer and brewed Widmer-branded products for Widmer in connection with contract brewing arrangements. The Company derived other revenues from sources including the sale of retail beer, food, apparel and other retail items in its two brewery pubs.
     Craft Brands was a joint venture sales and marketing entity formed by the Company and Widmer in July 2004. The Company and Widmer manufactured and sold their product to Craft Brands at a price substantially below wholesale pricing levels; Craft Brands, in turn, advertised, marketed, sold and distributed the product to wholesale outlets in the western United States through a distribution agreement between Craft Brands and A-B. (Due to state liquor regulations, the Company sold its product in Washington state directly to third-party beer distributors and returned a portion of the revenue to Craft Brands based upon a contractually determined formula.) Profits and losses of Craft Brands were generally shared between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively. In connection with the Merger, Craft Brands was merged with and into the Company, effective July 1, 2008. All existing agreements between the Company and Craft Brands and between Craft Brands and Widmer terminated as a result of the merger of Craft Brands with and into the Company.
     For additional information regarding Craft Brands and the A-B Distribution Agreement, see Part 1, Item 1, Business “— Product Distribution,” “— Relationship with Anheuser-Busch, Incorporated” and “— Relationship with Craft Brands Alliance LLC” of the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2007.
     The Company’s sales are affected by several factors, including consumer demand, price discounting and competitive considerations. The Company competes in the highly competitive craft brewing market as well as in the much larger beer, wine, spirits and flavored alcohol markets, which encompass producers of import beers, major national brewers that produce fuller-flavored products, large spirit companies, and national brewers that produce flavored alcohol beverages. The craft beer segment is highly competitive due to the proliferation of small craft brewers, including contract brewers, and the large number of products offered by such brewers. Certain national domestic brewers have also sought to appeal to this growing demand for craft beers by producing their own fuller-flavored products. The wine and spirits market has also experienced significant growth in the past several years, attributable to competitive pricing, increased merchandising, and increased consumer interest in wine and spirits. In recent years, the specialty segment has seen the introduction of flavored alcohol beverages, the consumers of which, industry sources generally believe, correlate closely with the consumers of the import and craft beer products. Sales of these flavored alcohol beverages were initially very strong, but growth rates have slowed in recent years. While there appear to be fewer participants in the flavored alcohol category than at its peak, there is still significant volume associated with these beverages. Because the number of participants and number of different products offered in this segment have increased significantly in the past ten years, the competition for bottled and draft product placements has intensified.

     Sales in the craft beer industry generally reflect a degree of seasonality, with the first and fourth quarters historically being the slowest and the rest of the year typically demonstrating stronger sales. The Company has historically operated with little or no backlog, and its ability to predict sales for future periods is limited.
     The Company is required to pay federal excise taxes on the sale of beer. As a brewer of less than two million barrels annually, the Company is eligible for a small brewer’s federal excise tax exemption, which provides that the Company pay federal excise taxes at a reduced rate of $7 per barrel, rather than the full rate of $18 per barrel, on the first 60,000 barrels sold each year. Accordingly, as annual shipments increase, federal excise taxes will increase as a percentage of net sales.
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
     Because the conditions under which each brewery operates (such as age of equipment, local environment, product mix) are slightly different, the impact that these factors have on the estimate of capacity also vary by brewery. For example, while the New Hampshire Brewery and the Oregon Brewery are constrained by the volume of beer that each can ferment (each brewery can brew more beer than it can ferment), the Washington Brewery is constrained by the size of its brewhouse (the brewery has adequate capacity to ferment all product that is brewed).
     Management did not consider the impact that seasonality clearly has on the capacity calculation. Rather, management assumed that each brewery produces beer at 100% of working capacity throughout a 50 week year. But because seasonality is a notable factor affecting the Company’s sales, the Company expects that the breweries’ capacity will be more efficiently utilized during periods when the Company’s sales are strongest and there likely will be periods where the breweries’ capacity utilization will be lower.
     Management estimates that the working capacity and maximum designed capacity after the Merger were:

	As of July 1, 2008
		Annual
	Annual	Maximum
	Working	Designed
	Capacity	Capacity
	(in barrels)
Oregon Brewery	377,000	491,000
Washington Brewery	230,000	230,000
New Hampshire Brewery	146,700	231,000

	753,700	952,000

     In order to accommodate volume growth in the markets served by the New Hampshire Brewery, the Company has expanded fermentation capacity several times during the last several years. In May 2007, the Company completed process control automation upgrades to the brewery and added one 70,000 pound grain silo. In June 2007, the Company completed the installation of four additional 400-barrel fermenters. Installation cost for this expansion totaled $1.3 million and added approximately 21,700 barrels of capacity to the New Hampshire Brewery, bringing the brewery’s annual working capacity to approximately 146,700 barrels. The Company’s 2008 capital projects include another expansion of brewing and fermentation capacity at the New Hampshire Brewery. The project includes a $3.3 million addition of eight 400-barrel fermenters and four bright tanks, and a $1.8 million upgrade to the incoming water filtration and water treatment systems. The expansion will increase working capacity by approximately 43,300 barrels. The Company anticipates that the expansion will be completed during the fourth quarter of 2008 and the improvements to the water systems will be completed in the first quarter of 2009. Further expansion of fermentation capacity and improvements to the refrigeration facility at the New Hampshire Brewery, which were originally slated for 2008, have been delayed until 2009 or later.
     With the completion of the 2008 expansion, the New Hampshire Brewery’s annual working capacity will be approximately 190,000 barrels and the Company’s total annual working capacity will be approximately 797,000 barrels.
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
     In addition to capacity utilization, other factors that could affect cost of sales and gross margin include changes in freight charges, the availability and prices of raw materials and packaging materials, the mix between draft and bottled product sales, the sales mix of various bottled product packages, and fees related to the A-B Distribution Agreement. Prior to July 1, 2008, sales to Craft Brands at a price substantially below wholesale pricing levels and sales of contract beer at a pre-determined contract price could also have affected cost of sales and gross margins.
     Redhook Brand — Trend
     Beginning in 2004, Craft Brands initiated a five-year plan to strengthen the Redhook brand by improving the volume trend through targeted distribution growth, systematic pricing increases to enhance perceived value and bolster brand profitability, and focused marketing programs to attract and retain consumers of Redhook-branded products. In select western U.S. markets, the Company had historically elected to price its products below the market leaders. Over the past four years, Craft Brands had systematically raised Redhook’s in-market pricing to levels comparable to the market leaders. This strategy is intended to strengthen the perceived value of the Redhook brand over the long term. However, in the short term, it is expected that the Redhook brand may continue to experience volume declines in certain markets. In addition to strengthening the perceived value of the Redhook brand, management has focused on enhancing value through re-branding efforts and these efforts are showing some positive results. The initiative to re-brand Redhook IPA into Long Hammer IPA has resulted in positive momentum for the Company’s fastest growing national brand.
     Since these efforts were initiated, the Redhook brand sales trends in the western U.S. have shown a slowing in the rate of decline and some modest growth during some periods, driven primarily by a reversal of the negative trend in Washington state. For the 2008 third quarter, overall shipments of Redhook-branded products declined approximately 4.9%.
     Widmer Brand — Trend
     The Widmer brand has experienced significant growth in recent years, led by the popular consumer response to the Hefeweizen category within the craft beer segment and the role that Widmer Hefeweizen has enjoyed in being a leader in this category. This category continues to experience positive trends nationally, but has more recently seen a significant increase in competitive products from other craft brewers as well as offerings from large domestic brewers attempting to participate in the same category. As a result of the Merger, the Company will begin to promote other Widmer-branded products in the midwest and eastern U.S. Except for a limited amount of Widmer-branded products brewed and shipped under the contract brewing arrangements and Widmer Hefeweizen shipped under the licensing agreement, sales and shipments for Widmer-branded product were not reflected in the Company’s statements of operations prior to the Merger.
     Kona Brand — Trend
     The Kona brand has experienced strong growth since forming its relationship with Widmer and Craft Brands in 2004. Kona is a relatively new product and was recently introduced into a number of new markets in the continental United States. Kona-branded products have experienced the rapid growth of a new brand that benefits from growing distribution and new trial from consumers. Sales and shipments for Kona-branded product were not reflected in the Company’s statements of operations prior to the Merger.

     See Item 1A, “Risk Factors” for additional matters which could materially affect the Company’s business, financial condition or future results.
Results of Operations
     The following table sets forth, for the periods indicated, certain items from the Company’s Statements of Operations expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Sales	106.5%	111.6%	108.4%	112.3%
Less excise taxes	6.5	11.6	8.4	12.3

Net sales	100.0	100.0	100.0	100.0
Cost of sales	79.0	87.2	85.0	86.6

Gross profit	21.0	12.8	15.0	13.4
Selling, general and administrative expenses	24.3	19.4	23.2	19.6
Merger-related expenses	1.5	2.5	3.2	1.4
Income from equity investment in Craft Brands	—	5.1	2.7	7.0

Operating loss	(4.8)	(4.0)	(8.7)	(0.6)
Income from equity investments in Kona & FSB	—	—	—	—
Interest expense	1.3	0.8	0.9	0.8
Other income, net	0.1	1.1	0.2	1.3

Loss before income taxes	(6.0)	(3.7)	(9.4)	(0.1)
Income tax provision (benefit)	(2.0)	(1.1)	(3.2)	0.2

Net loss	(4.0)%	(2.6)%	(6.2)%	(0.3)%

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
     The following table sets forth, for the periods indicated, a comparison of certain items from the Company’s Statements of Operations:

	Three Months Ended
	September 30,		Increase /	%
	2008	2007	(Decrease)	Change
Sales	$33,498,577	$12,357,004	$21,141,573	171.1%
Less excise taxes	2,031,390	1,285,374	746,016	58.0

Net sales	31,467,187	11,071,630	20,395,557	184.2
Cost of sales	24,846,103	9,653,674	15,192,429	157.4

Gross profit	6,621,084	1,417,956	5,203,128	366.9
Selling, general and administrative expenses	7,632,298	2,151,417	5,480,881	254.8
Merger-related expenses	474,025	278,404	195,621	70.3
Income from equity investment in Craft Brands	—	562,210	(562,210)	100.0

Operating loss	(1,485,239)	(449,655)	(1,035,584)	230.3
Income from equity investments in Kona and FSB	1,449	—	1,449	—
Interest expense	446,871	80,875	365,996	452.5
Other income, net	40,271	120,589	(80,318)	66.6

Loss before income taxes	(1,890,390)	(409,941)	(1,480,449)	361.1
Income tax provision (benefit)	(641,974)	(121,373)	(520,601)	428.9

Net loss	$(1,248,416)	$(288,568)	$(959,848)	332.6%

     The following table sets forth a comparison of sales (in dollars) for the periods indicated:

	Three Months Ended
	September 30,		Increase /	%
	2008	2007	(Decrease)	Change
A-B	$27,247,393	$4,831,622	$22,415,771	463.9%
Craft Brands	—	3,579,747	(3,579,747)	(100.0)
Contract brewing	—	1,776,899	(1,776,899)	(100.0)
Alternating proprietorship	3,362,477	—	3,362,477	—
Pubs and other (1)	2,888,707	2,168,736	719,971	33.2

Total sales	$33,498,577	$12,357,004	$21,141,573	171.1%

(1)	Other includes international, non-wholesalers and other
     Sales. Total sales increased $21,142,000 in the third quarter of 2008 compared to the third quarter of 2007. Comparability of sales reported for the 2008 and 2007 quarters is significantly impacted by the July 1, 2008 Merger, including the following factors that contributed most to the significant change:
•	An 85% increase in overall shipments, driven by shipments of Widmer-branded products acquired in the Merger and shipments of Kona-branded products pursuant to a distribution arrangement with Kona;

•	An increase in overall pricing, driven by the sale of all wholesale beer to A-B at wholesaler pricing levels;

•	The elimination of shipments to Craft Brands and shipments of beer brewed on a contract basis, both of which were at prices that were substantially below wholesale prices;

•	Additional revenue generated by the alternating proprietorship arrangement with Kona, an arrangement performed by Widmer prior to the Merger;

•	An increase of 33% in pub and other sales, primarily driven by the addition of a third pub pursuant to the Merger.
Shipments — Brand. The following table sets forth a comparison of shipments by brand (in barrels) for the periods indicated:

	Three Months Ended September 30,
	2008			2007
	Draft	Bottle	Total	Draft	Bottle	Total	Increase /	%
	Shipments	Shipments	Shipments	Shipments	Shipments	Shipments	(Decrease)	Change
Redhook brand	15,800	34,600	50,400	17,500	35,500	53,000	(2,600)	(4.9)%
Widmer brand (1)	40,700	29,300	70,000	14,800	12,200	27,000	43,000	159.3
Kona brand	11,100	16,300	27,400	—	—	—	27,400	—

Total shipped	67,600	80,200	147,800	32,300	47,700	80,000	67,800	84.8%

(1)	Shipments of Widmer-branded product in 2007 represent only those products brewed and shipped by the Company and do not include Widmer-branded products shipped by Widmer or Craft Brands. These shipments were made in connection with a licensing agreement and contract brewing arrangements with Widmer.
     Total Company shipments increased 84.8% to 147,800 barrels in the third quarter of 2008 as compared to 80,000 barrels in the same quarter of 2007, primarily driven by shipments of Widmer-branded products acquired in the Merger and shipments of Kona-branded products pursuant to a distribution arrangement with Kona.
     Although the Company has brewed and distributed Redhook-branded beer since the creation of the brand, the Company first began to expand its brand portfolio in 2003 when it entered into a licensing arrangement with Widmer. Under the licensing agreement, the Company brewed Widmer Hefeweizen in the New Hampshire Brewery and sold it in the midwest and in eastern markets. In 2004 following the formation of Craft Brands, the Company further expanded its production of Widmer-branded products when it entered into two contract brewing arrangements with Widmer. In 2007, the Company brewed and shipped approximately 7,900 barrels of Widmer Hefeweizen in the midwest and eastern U.S. pursuant to the licensing agreement and another 19,100 barrels of Widmer-branded products in conjunction with the contract brewing arrangements. Although the licensing agreement and the contract brewing arrangements were terminated when the Merger was consummated, those brewing activities still continue and are only a portion of total Widmer-branded shipments. Although the Company plans to expand the distribution of other Widmer-branded products in the midwest and eastern U.S., shipments in these states in the third quarter of 2008 were limited to Widmer Hefeweizen and totaled approximately 6,000 barrels.
     Shipments of bottled beer have steadily increased as a percentage of total shipments since the mid-1990’s. During the three months ended September 30, 2008, 68.7% of Redhook-branded shipments were shipments of bottled beer versus 67.0% in the three months ended September 30, 2007. Although the sales mix of Kona-branded beer is still weighted toward bottled product, it is somewhat less that Redhook-branded beer with 59.5% of Kona-branded shipments being bottled beer. The sales mix of Widmer-branded products contrasts significantly from that of the Redhook and Kona brands with 41.9% of Widmer-branded products being bottled beer in the third quarter of 2008. Although the average revenue per barrel for sales of bottled beer is generally 40% to 50% higher than that of draft beer, the cost per barrel is also higher, resulting in a gross margin that may be only slightly higher than that of draft beer sales.

     Shipments — Customer. The following table sets forth a comparison of shipments by customer (in barrels) for the periods indicated:

	Three Months Ended September 30,
	2008			2007
	Draft	Bottle	Total	Draft	Bottle	Total	Increase /	%
	Shipments	Shipments	Shipments	Shipments	Shipments	Shipments	(Decrease)	Change
A-B	64,800	79,400	144,200	12,000	15,900	27,900	116,300	416.8%
Craft Brands	—	—	—	9,400	21,900	31,300	(31,300)	(100.0)
Contract brewing	—	—	—	9,600	9,500	19,100	(19,100)	(100.0)
Pubs and other (1)	2,700	900	3,600	1,300	400	1,700	1,900	111.8

Total shipped	67,500	80,300	147,800	32,300	47,700	80,000	67,800	84.8%

(1)	International, non-wholesalers, pubs and other
     Prior to July 1, 2008, the Company’s products were shipped to wholesalers, both through A-B in the midwest and eastern U.S. and through Craft Brands in the west. In connection with the Merger, Craft Brands was merged with and into the Company and all shipments to wholesalers in the western U.S. began to be sold through A-B.
     Pricing and Fees. Average revenue per barrel on shipments of beer for the third quarter of 2008 was approximately 45% higher than average revenue per barrel for the third quarter of 2007. Comparison of the quarters’ results was significantly impacted by the Merger. During the three months ended September 30, 2008, the Company sold approximately 98% of its beer through A-B at wholesale pricing levels throughout the U.S. During the three months ended September 30, 2007, the Company sold approximately 35% of its product at wholesale pricing levels in the midwest and eastern U.S., another 39% at lower than wholesale pricing levels to Craft Brands in the western U.S., and 24% at agreed-upon pricing levels for beer brewed on a contract basis.
     Management believes that most, if not all, craft brewers are reviewing their pricing strategies in response to recent increases in the costs of raw materials. Pricing changes implemented by the Company have generally followed pricing changes initiated by large domestic or import brewing companies. While the Company has implemented modest price increases during the past few years, some of the benefit has been offset by competitive promotions and discounting. The Company may experience a decline in sales in certain regions following a price increase.
     In connection with all sales through the July 1, 2004 A-B Distribution Agreement, as amended, the Company pays a Margin fee to A-B. The Margin does not apply to sales from the Company’s retail operations or to dock sales. The Margin also did not apply to the Company’s sales to Craft Brands during the 2007 quarter because Craft Brands paid a comparable fee to A-B on its resale of the product. The A-B Distribution Agreement also provides that the Company shall pay the Additional Margin on shipments of Redhook-, Widmer-, and Kona-branded product that exceed shipments in the same territory during the same periods in fiscal 2003. During the quarter ended September 30, 2008, the Margin was paid to A-B on shipments totaling 144,200 barrels. During the quarter ended September 30, 2007, the Margin was paid to A-B on shipments totaling 27,900 barrels. Because 2008 third quarter shipments in the U.S. exceeded 2003 third quarter shipments in the same territory, the Company paid A-B the Additional Margin on 38,300 barrels. Because 2007 third quarter shipments in the midwest and eastern U.S. exceeded 2003 third quarter shipments in the same territory, the Company paid A-B the Additional Margin on 8,100 barrels. For the quarters ended September 30, 2008 and 2007, the Company paid a total of $1,378,000 and $268,000, respectively, to A-B related to the Margin and Additional Margin. The Margin and Additional Margin are reflected as a reduction of sales in the Company’s statements of operations.
     As of September 30, 2008, the net amount due to A-B under all Company agreements with A-B totaled $5.3 million. In connection with the sale of beer pursuant to the A-B Distribution Agreement, the Company’s accounts receivable reflect significant balances due from A-B, and the refundable deposits and accrued expenses reflect significant balances due to A-B. Although the Company considers these balances to be due to or from A-B, the final destination of the Company’s products is an A-B wholesaler and payments by the wholesaler are settled through A-B. In connection with separate arrangements with A-B, the Company purchases packaging and other materials and also leases kegs; balances due to A-B under these arrangements are reflected in accounts payable and accrued expenses.
     Alternating Proprietorship. In conjunction with an alternating proprietorship agreement, Kona produces a portion of its malt beverages at the Oregon Brewery under a brewery leasing arrangement. Kona pays a leasing fee based on the barrels brewed and packaged at the Company’s brewery and also pays a fee for any raw materials that it purchases from the Company. Fees for the quarter ended September 30, 2008 totaled $3,362,000 and are reflected as sales in the Company’s statements of operations.
     Retail Operations and Other Sales. Sales through the Company’s retail operations and other sales increased $720,000 to $2,889,000 in the 2008 third quarter from $2,169,000 in the 2007 third quarter, primarily as the result of the addition of a third pub pursuant to the Merger.
     Excise Taxes. Excise taxes for the quarter ended September 30, 2008 increased $746,000, or 58.9%, but decreased as a percentage of net sales and on a per barrel basis when compared to the three months ended September 30, 2007. Although the Company continues to be responsible for federal and state excise taxes for shipments of Redhook- and Widmer-branded products, comparability of the 2008 and 2007 quarters is impacted by the Merger and the Company’s new distribution relationship with Kona. Because Kona brews its products at the Oregon Brewery under the alternating proprietorship arrangement and then sells these products to the Company pursuant to a distribution arrangement, Kona is responsible for payment of excise taxes on its products. The comparability of excise taxes as a percentage of net sales is also impacted by: average revenue per barrel; the mix of sales in the midwest and eastern United States, sales to Craft Brands, sales of beer brewed on a contract basis, and pub sales; and the estimated annual average federal and state excise tax rates.
     Cost of Sales. Cost of sales increased 157% to $24,846,000 in the third quarter of 2008 from $9,654,000 in the same 2007 quarter and increased on a per barrel basis. In contrast, cost of sales decreased as a percentage of net sales to 79.0% from 87.2% because of the significant change in product mix and pricing attributable to the Merger. Comparability of the periods was significantly affected by the Merger and the resulting change in operations, including an 85% increase in shipments, the addition of a third brewery, a change in the mix of products shipped, the addition of the alternating proprietorship relationship, a third pub and the elimination of the licensing agreement and contract brewing arrangements.
     Cost of sales for the 2008 third quarter includes the cost to produce all Widmer-branded products. Although the Company had historically brewed some limited volume of Widmer-branded products pursuant to the licensing agreement and the contract brewing arrangements, the 2008 third quarter includes brewing of Widmer-branded products historically brewed by Widmer in addition to Widmer-branded products historically brewed by the Company. The increase in direct costs to produce this incremental volume was slightly offset by the elimination of licensing fees paid to Widmer in connection with the licensing agreement that terminated upon consummation of the Merger. The 2007 third quarter includes $131,000 for licensing fees paid to Widmer in connection with the Company’s shipment of 7,900 barrels of Widmer Hefeweizen in the midwest and eastern U.S.
     The annual working capacity of the Oregon Brewery acquired in the Merger is approximately 377,000 barrels, nearly the same as the combined annual working capacity of the Company’s Washington and New Hampshire Breweries prior to the Merger. As expected, cost of sales increased significantly as a result the Oregon Brewery’s fixed and semi-variable costs, including depreciation, utilities, labor, rent, and property taxes. For example, depreciation expense for the quarter ended September 30, 2008 increased approximately 118%, or $816,000, over depreciation expense for the third quarter of 2007. While the fixed and semi-variable costs other than depreciation have not increased to the same degree as depreciation, the increases in these costs were substantial.
     Based upon the Company’s combined working capacity of 188,000 barrels and 94,000 barrels for the third quarters of 2008 and 2007, the utilization rate was 78% and 85%, respectively. Capacity utilization rates are calculated by dividing the Company’s total shipments by the working capacity.
     Cost of sales for the 2008 quarter includes cost associated with two distinct Kona revenue streams: (i) direct and indirect costs related to the alternating proprietorship arrangement with Kona and (ii) the cost paid to Kona for the Kona-branded finished goods that are marketed and sold by the Company to wholesalers through the A-B Distribution Agreement.
     Inventories acquired pursuant to the Merger were recorded at their estimated fair values as of July 1, 2008, resulting in an increase over the cost at which these inventories were stated on the June 30, 2008 Widmer balance sheet (the “Step Up Adjustment”). The Step Up Adjustment at July 1, 2008 totaled approximately $1,040,000 for raw materials acquired and $118,000 for work in process and finished goods acquired. During the quarter ended September 30, 2008, approximately $226,000 of the Step Up Adjustment was expensed to cost of sales in connection with normal production and sales.
     According to industry and media sources, the cost of barley, wheat and hops, all primary ingredients in the Company’s products, has increased significantly in the last two years. Media sources estimate that the cost of barley increased 48% from August 2006 through June 2007, largely driven by a lower supply of barley as farmers shift their focus to growing corn, a key component of biofuels. The beer industry appears to also be experiencing a decline in the supply of hops driven by a number of factors: excess supply in the 1990s led some growers to switch to more lucrative crops, resulting in an estimated 40% decrease in worldwide hop-growing acreage; poor weather in eastern Europe and Germany caused substantial hops crop losses in 2007; hops crop production in England has declined approximately 85% since the mid-1970s; and 2007 U.S., New Zealand, and Australia hops crop yields were only average. Wheat exports have increased by 30% because of the weak U.S. dollar and poor worldwide harvests, leading to U.S. supplies of wheat that are at the lowest levels in 60 years.
     While the Company has experienced an increase in the cost of barley over the past year, the Company’s fixed price contracts had limited that increase through August 2007 to less than 10%. The Company’s existing barley purchase contracts expired during the third quarter of 2007, and the Company’s new barley supply contracts reflect pricing that is significantly higher than the pricing in the expired contracts. These new barley supply contracts provide a substantial portion of the Company’s malted barley requirements for 2008. In 2007 and early 2008, the Company entered into fixed price purchase contracts for its specialty hops, both to assure that the Company will have the necessary supply for current and future production needs and to obtain favorable pricing. The Company believes that these contracts will provide a significant portion of its requirements for these hops for the next five years. While the cost of these hops is higher in some cases that the Company’s cost in prior years, management believes that securing an adequate supply is crucial in the current environment.
     The Company will continue to seek opportunities to secure favorable pricing for its key materials. If the Company experiences difficulty in securing its key raw materials or continues to experience increases in the cost of these materials, it will have a material negative impact on the Company’s gross margins and results of operations.
     Merger-related expenses. In connection with the Merger, the Company incurred merger-related expenditures, including legal, consulting, meeting, filing, printing and severance costs. These expenditures have been reflected in the Company’s financial statements in accordance with SFAS No. 141, Business Combinations. During the quarters ended September 30, 2008 and 2007, merger-related expenses totaling $474,000 and $278,000, respectively, were recorded as selling, general and administrative expenses in the Company’s statements of operations. During the quarter ended September 30, 2008, other merger-related costs totaling $128,000 were capitalized as a component of goodwill on the balance sheet; no costs were capitalized during the 2007 third quarter.
     Merger-related expenses include severance payments to employees and officers whose employment was or will be terminated as a result of the Merger. The Company estimates that severance benefits totaling approximately $2.7 million will be paid in 2008 and 2009 to all affected former Redhook employees and officers, and affected former Widmer employees. Of the total severance, $349,000 was recognized as a merger-related expense in the Company’s statement of operations during the quarter ended September 30, 2008 in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The Company estimates that the remaining severance cost related to affected employees will be recognized as a merger-related expense in the statements of operations in the following future periods: approximately $470,000 in the fourth quarter of 2008, $112,000 in the first quarter of 2009 and $113,000 in the second quarter of 2009.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2008 increased $5,481,000 to $7,632,000 from expenses of $2,151,000 for the same period in 2007. Comparability of the two quarters is difficult because the Merger resulted in a significant increase in sales, marketing and administrative functions:
•	Prior to July 1, 2008, selling, general and administrative expense in the Company’s statement of operations reflected the sales and marketing efforts only for the midwest and eastern U.S. because Craft Brands performed these functions for the western U.S. In the third quarter of 2008, all promotion, marketing and sales efforts for the entire U.S. for Redhook-, Widmer- and Kona-branded products are reflected in the Company’s statement of operations.

•	Finance, accounting and information technology functions performed in Woodinville, Washington prior to the Merger were transferred to staff in the Portland, Oregon office following the Merger. Because the transition of these functions was not complete until the end of the third quarter of 2008, selling, general and administrative expenses for the 2008 third quarter include salaries and related administrative costs for both offices.
     The Company incurs costs for the promotion of its products through a variety of advertising programs with its wholesalers and downstream retailers. These costs are included in selling, general and administrative expenses and frequently involve the local wholesaler sharing in the cost of the program.

Reimbursements from wholesalers for advertising and promotion activities are recorded as a reduction to selling, general and administrative expenses in the Company’s statements of operations. Reimbursements for pricing discounts to wholesalers are recorded as a reduction to sales. The wholesalers’ contribution toward these activities was an immaterial percentage of net sales for the 2008 third quarter. Depending on the industry and market conditions, the Company may adjust its advertising and promotional efforts in a wholesaler’s market if a change occurs in a cost-sharing arrangement.
     Income from Equity Investment in Craft Brands. Because Craft Brands was merged with and into the Company in connection with the Merger, the Company did not recognize income from its investment in Craft Brands after June 30, 2008. For the quarter ended September 30, 2007, the Company’s share of Craft Brands’ net income totaled $562,000.
     Income from Equity Investments in Kona and FSB. In conjunction with the Merger, the Company acquired from Widmer a 20% equity ownership in Kona and a 42% equity ownership in Fulton Street Brewery, LLC. Both investments are accounted for under the equity method, as outlined by APB 18. For the quarter ended September 30, 2008, the Company’s share of Kona’s net income totaled $26,000 and the Company’s share of FSB’s net loss totaled $25,000.
     Interest Expense. Interest expense increased approximately $366,000 to $447,000 in the third quarter of 2008 from $81,000 in the third quarter of 2007, due to a higher level of debt outstanding during the current period. In connection with the Merger, the Company assumed greater leverage such that its average outstanding debt during the third quarter of 2008 was $28.0 million as compared with the average outstanding debt of $4.5 million during the third quarter of 2007.
     Other Income, net. Other income, net decreased by $80,000 to $40,000 for the third quarter of 2008 from $121,000 for the same period of 2007, primarily attributable to a $91,000 decrease in interest income earned on interest-bearing deposits.
     Income Taxes. The Company’s provision for income taxes was a benefit of $642,000 for the third quarter of 2008 compared with a benefit of $121,000 for the third quarter of 2007. The tax provision is driven by pre-tax results relative to other components of the tax provision calculation, such as the exclusion of a portion of meals and entertainment expenses from tax return deductions. Both periods include a provision for current state taxes. Realization of an income tax benefit is dependent on the Company’s ability to generate future U.S. taxable income. To the extent that the Company is unable to generate adequate taxable income in future periods, the Company may not be able to recognize additional tax benefits and may be required to record a valuation allowance covering potentially expiring net operating loss carryforwards (“NOLs”).
     At December 31, 2007, the Company’s balance sheet included a valuation allowance of $1,059,000 to cover certain federal and state NOLs. In connection with the Merger, the Company determined that the valuation allowance was no longer required and recorded the release against goodwill. The Company believes that future taxable income will fully utilize the federal and state NOLs before they expire. Among other factors, the Company considered future taxable income generated by projected differences between book depreciation and tax depreciation, including the depreciation on the assets acquired in the Merger.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
     The following table sets forth, for the periods indicated, a comparison of certain items from the Company’s Statements of Operations:

	Nine Months Ended
	September 30,		Increase /
	2008	2007	(Decrease)	% Change
Sales	$55,937,193	$35,383,514	$20,553,679	58.1%
Less excise taxes	4,319,543	3,866,318	453,225	11.7

Net sales	51,617,650	31,517,196	20,100,454	63.8
Cost of sales	43,862,511	27,307,237	16,555,274	60.6

Gross profit	7,755,139	4,209,959	3,545,180	84.2
Selling, general and administrative expenses	11,984,659	6,161,655	5,823,004	94.5
Merger-related expenses	1,642,680	448,335	1,194,345	266.4
Income from equity investment in Craft Brands	1,390,404	2,210,336	(819,932)	37.1

Operating loss	(4,481,796)	(189,695)	(4,292,101)	2,262.6
Income from equity investments in Kona and FSB	1,449	—	1,449	—
Interest expense	452,075	246,093	205,982	83.7
Other income, net	97,364	404,996	(307,632)	76.0

Loss before income taxes	(4,835,058)	(30,792)	(4,804,266)	15,602.6
Income tax provision (benefit)	(1,658,425)	49,252	(1,707,677)	3,467.7

Net loss	$(3,176,633)	$(80,044)	$(3,096,589)	3,868.8%

     The following table sets forth a comparison of sales (in dollars) for the periods indicated:

	Nine Months Ended
	September 30,		Increase /
	2008	2007	(Decrease)	% Change
A-B	$36,774,399	$14,394,768	$22,379,631	155.5%
Craft Brands	6,913,596	10,548,320	(3,634,724)	(34.5)
Contract brewing	2,956,468	5,491,428	(2,534,960)	(46.2)
Alternating proprietorship	3,362,477	—	3,362,477	—
Pubs and other (1)	5,930,253	4,948,998	981,255	19.8

Total sales	$55,937,193	$35,383,514	$20,553,679	58.1%

(1)	Other includes international, non-wholesalers and other
     Sales. Total sales increased $20,554,000 in the first nine months of 2008 compared to the first nine months of 2007. Comparability of sales reported for the 2008 and 2007 periods is significantly impacted by the July 1, 2008 Merger, including the following factors that most contributed to the significant change:
•	An 21% increase in overall shipments, driven by third quarter 2008 shipments of Widmer-branded products acquired in the Merger and third quarter 2008 shipments of Kona-branded products pursuant to a distribution arrangement with Kona;

•	An increase in overall pricing, driven by the sale of all wholesale beer to A-B at wholesaler pricing levels beginning in the third quarter of 2008 as compared to prior periods in which shipments to Craft Brands and shipments of beer brewed on a contract basis were at prices that were substantially below wholesale prices;

•	Additional revenue generated by the alternating proprietorship arrangement with Kona, an arrangement performed by Widmer prior to the Merger;

•	An increase of 19.8% in pub and other sales, primarily driven by the third quarter 2008 addition of a third pub pursuant to the Merger.
Shipments — Brand. The following table sets forth a comparison of shipments by brand (in barrels) for the periods indicated:

	Nine Months Ended September 30,
	2008			2007
	Draft	Bottle	Total	Draft	Bottle	Total	Increase /	%
	Shipments	Shipments	Shipments	Shipments	Shipments	Shipments	(Decrease)	Change
Redhook brand	48,200	103,300	151,500	51,500	104,800	156,300	(4,800)	(3.1)%
Widmer brand (1)	65,200	48,300	113,500	52,600	32,200	84,800	28,700	33.8
Kona brand	11,100	16,300	27,400	—	—	—	27,400	—

Total shipped	124,500	167,900	292,400	104,100	137,000	241,100	51,300	21.3%

(1)	Shipments of Widmer-branded product in 2007 represent only those products brewed and shipped by the Company and do not include Widmer-branded products shipped by Widmer or Craft Brands. These shipments were made in connection with a licensing agreement and contract brewing arrangements with Widmer.
Total Company shipments increased 21.3% to 292,400 barrels in the first nine months of 2008 as compared to 241,100 barrels in the first nine months of 2007, primarily driven by shipments of Widmer-branded products acquired in the Merger and shipments of Kona-branded products pursuant to a distribution arrangement with Kona.
     In the first nine months of 2007, the Company brewed and shipped approximately 23,200 barrels of Widmer Hefeweizen in the midwest and eastern U.S. pursuant to the licensing agreement and another 61,600 barrels of Widmer-branded products in conjunction with the contract brewing arrangements. Although the licensing agreement and the contract brewing arrangements were terminated when the Merger was consummated, those brewing activities still continue in the second half of 2008 and are only a portion of total Widmer-branded shipments. Although the Company plans to expand the distribution of other Widmer-branded products in the midwest and eastern U.S., shipments in these states in the third quarter of 2008 were limited to Widmer Hefeweizen and totaled approximately 6,000 barrels.
     Shipments of bottled beer have steadily increased as a percentage of total shipments since the mid-1990’s. During the nine months ended September 30, 2008, 68.2% of Redhook-branded shipments were shipments of bottled beer versus 67.1% in the nine months ended September 30, 2007. Although the sales mix of Kona-branded beer is still weighted toward bottled product, it is somewhat less that Redhook-branded beer with 59.5% of Kona-branded shipments being bottled beer. The sales mix of Widmer-branded products contrasts significantly from that of the Redhook and Kona brands with 42.6% of Widmer-branded products being bottled beer in the first nine months of 2008. Although the average revenue per barrel for sales of bottled beer is generally 40% to 50% higher than that of draft beer, the cost per barrel is also higher, resulting in a gross margin that may only be slightly higher than that of draft beer sales.
     Although the Merger significantly impedes comparability of shipments for the company as a whole or for the Widmer or Kona brands, comparability of shipments of Redhook-branded products is unaffected. Shipments of Redhook-branded products in the first nine months of 2008 declined approximately 3.1% as a result of multiple factors, including: an increase in national competition; a softening of the U.S. economy; price increases made in response to an increase in the cost of commodities; and transition issues surrounding the Merger.

     Shipments – Customer. The following table sets forth a comparison of shipments by customer (in barrels) for the periods indicated:

	Nine Months Ended September 30,
	2008			2007
	Draft	Bottle	Total	Draft	Bottle	Total	Increase /	%
	Shipments	Shipments	Shipments	Shipments	Shipments	Shipments	(Decrease)	Change
A-B	87,000	109,900	196,900	35,700	47,000	82,700	114,200	138.1%
Craft Brands	16,300	41,800	58,100	27,900	64,800	92,700	(34,600)	(37.3)
Contract brewing	16,500	14,500	31,000	37,400	24,200	61,600	(30,600)	(49.7)
Pubs and other (1)	4,700	1,700	6,400	3,200	900	4,100	2,300	56.1

Total shipped	124,500	167,900	292,400	104,200	136,900	241,100	51,300	21.3%

(1)	International, non-wholesalers, pubs and other
     Prior to July 1, 2008, the Company’s products were shipped to wholesalers, both through A-B in the midwest and eastern U.S. and through Craft Brands in the west. In connection with the Merger, Craft Brands was merged with and into the Company and all shipments to wholesalers in the western U.S. began to be sold through A-B.
     Pricing and Fees. Average revenue per barrel on shipments of beer for the first nine months of 2008 was approximately 26% higher than average revenue per barrel for the first nine months of 2007. Comparison of the nine months’ results was significantly impacted by the Merger and the resulting change in the sales structure since July 1, 2008. During the nine months ended September 30, 2008, the Company sold approximately 67% of its beer at wholesale pricing levels through A-B and 30% at prices that were lower than wholesale prices to either Craft Brands for sales in the western U.S. or to Widmer for contract brewing. During the nine months ended September 30, 2007, the Company sold 34% of its product at wholesale pricing levels in the midwest and eastern U.S., another 38% at lower than wholesale pricing levels to Craft Brands in the western U.S., and 26% at agreed-upon pricing levels for beer brewed on a contract basis.
     During the nine months ended September 30, 2008, the Margin was paid to A-B on shipments totaling 196,900 barrels. During the nine months ended September 30, 2007, the Margin was paid to A-B on shipments totaling 82,700 barrels. Because 2008 year-to-date shipments in the U.S. exceeded 2003 year-to-date shipments in the same territory, the Company paid A-B the Additional Margin on 52,700 barrels. Because 2007 year-to-date shipments in the midwest and eastern U.S. exceeded 2003 year-to-date shipments in the same territory, the Company paid A-B the Additional Margin on 23,500 barrels. For the nine months ended September 30, 2008 and 2007, the Company paid a total of $1,879,000 and $789,000, respectively, to A-B related to the Margin and Additional Margin. The Margin and Additional Margin are reflected as a reduction of sales in the Company’s statements of operations.
     Alternating Proprietorship. Fees received from Kona under the alternating proprietorship arrangement for the nine months ended September 30, 2008 totaled $3,362,000 and are reflected as sales in the Company’s statements of operations.
     Retail Operations and Other Sales. Sales through the Company’s retail operations and other sales increased $981,000 to $5,930,000 in the 2008 nine-month period from $4,949,000 in the 2007 nine-month period, primarily as the result of the addition of a third pub pursuant to the Merger and increases in food and beer sales at the pubs located at the Washington and New Hampshire Breweries.
     Excise Taxes. Excise taxes for the nine months ended September 30, 2008 increased $453,000, or 11.7%, but decreased as a percentage of net sales and on a per barrel basis when compared to the nine months ended September 30, 2007.
     Cost of Sales. Cost of sales increased 61% to $43,863,000 for the first nine months of 2008 from $27,307,000 in the same 2007 period and increased on a per barrel basis. In contrast, cost of sales decreased as a percentage of net sales to 85.0% from 86.6% because of the significant change in product mix and pricing caused by the Merger. Comparability of the periods was significantly affected by the Merger and the resulting third quarter 2008 change in operations, including a 21% increase in shipments, the addition of a third brewery, a change in the mix of products shipped, the addition of the alternating proprietorship relationship, a third pub and the elimination of the licensing agreement and contract brewing arrangements.

     Cost of sales for the first nine months of 2008 includes third quarter of 2008 costs to produce Widmer-branded products that were brewed by Widmer prior to the Merger. These Widmer-branded products are in addition to those produced by the Company prior to the Merger pursuant to the licensing agreement and the contract brewing arrangements. The increase in direct costs to produce these Widmer-branded products was slightly offset by the elimination of licensing fees paid to Widmer in connection with the licensing agreement that terminated upon consummation of the Merger. The first nine months of 2007 includes $339,000 for licensing fees paid to Widmer in connection with the Company’s shipment of 23,200 barrels of Widmer Hefeweizen in the midwest and eastern U.S.
     The annual working capacity of the Oregon Brewery acquired in the Merger is approximately 377,000 barrels, nearly the same as the combined annual working capacity of the Company’s Washington and New Hampshire Breweries prior to the Merger. As expected, cost of sales increased significantly as a result the Oregon Brewery’s fixed and semi-variable costs, including depreciation, utilities, labor, rent, and property taxes. For example, depreciation expense for the nine months ended September 30, 2008 increased approximately 40%, or $835,000, over depreciation expense for the first nine months of 2007. While the fixed and semi-variable costs other than depreciation have not increased to the same degree as depreciation, the increases in these costs were substantial.
     Based upon the Company’s combined working capacity of 377,000 barrels and 272,000 barrels for the first nine months of 2008 and 2007, the utilization rate was 78% and 89%, respectively. Capacity utilization rates are calculated by dividing the Company’s total shipments by the working capacity.
     Cost of sales for the first nine months of 2008 includes third quarter 2008 costs associated with two distinct Kona revenue streams: (i) direct and indirect costs related to the alternating proprietorship arrangement with Kona and (ii) the cost paid to Kona for the Kona-branded finished goods that are marketed and sold by the Company to wholesalers through the A-B Distribution Agreement.
     Inventories acquired pursuant to the Merger were recorded at their estimated fair values as of July 1, 2008, resulting in an increase (the “Step Up Adjustment”) over the cost at which these inventories were stated on the June 30, 2008 Widmer balance sheet. The July 1, 2008 Step Up Adjustment totaled approximately $1,040,000 for raw materials acquired and $118,000 for work in process and finished goods acquired. During the quarter ended September 30, 2008, approximately $226,000 of the Step Up Adjustment was expensed to cost of sales in connection with normal production and sales.
     Cost of sales and gross margin were negatively impacted by an increase in the cost of some raw materials and packaging materials.
     Merger-related expenses. In connection with the Merger, the Company incurred merger-related expenditures, including legal, consulting, meeting, filing, printing and severance costs. These expenditures have been reflected in the Company’s financial statements in accordance with SFAS 141. During the nine months ended September 30, 2008 and 2007, merger-related expenses totaling $1,643,000 and $448,000, respectively, were recorded as selling, general and administrative expenses in the Company’s statements of operations. During the nine months ended September 30, 2008, other merger-related costs totaling $663,000 were capitalized as a component of goodwill on the balance sheet; no costs were capitalized during the 2007 nine-month period.
     Merger-related expenses include severance payments to employees and officers whose employment was or will be terminated as a result of the Merger. The Company estimates that severance benefits totaling approximately $1.74 million will be paid in 2008 and 2009 to all affected former Redhook employees and officers, and affected former Widmer employees. Of the total severance, $1.4 million was recognized as a merger-related expense in the Company’s statement of operations during the nine months ended September 30, 2008.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2008 increased $5,823,000 to $11,985,000 from expenses of $6,162,000 for the same period in 2007. Comparability of the two periods is difficult because the Merger resulted in a significant increase in sales, marketing and administrative functions, particularly in the third quarter of 2008:
•	Prior to July 1, 2008, selling, general and administrative expense in the Company’s statement of operations reflected the sales and marketing efforts only for the midwest and eastern U.S. because Craft Brands performed these functions for the western U.S. In the third quarter of 2008, all promotion, marketing and sales efforts for the entire U.S. for Redhook-, Widmer- and Kona-branded products are reflected in the Company’s statement of operations.
•	Finance, accounting and information technology functions performed in Woodinville, Washington prior to the Merger were transferred to staff in the Portland, Oregon office following the Merger. Because the transition of these functions was not complete until the end of the third quarter of 2008, selling, general and administrative expenses for the 2008 third quarter include salaries and related administrative costs for both offices.
     Income from Equity Investment in Craft Brands. Because Craft Brands was merged with and into the Company in connection with the Merger, the Company did not recognize income from its investment in Craft Brands after June 30, 2008. For the nine months ended September 30, 2008, the Company’s share of Craft Brands’ net income totaled $1,390,000 compared to $2,210,000 for the same period in 2007.
     Income from Equity Investments in Kona and FSB. In conjunction with the Merger, the Company acquired from Widmer a 20% equity ownership in Kona and a 42% equity ownership in Fulton Street Brewery, LLC. Both investments are accounted for under the equity method, as outlined by APB 18. For the nine months ended September 30, 2008, the Company’s share of Kona’s net income totaled $26,000 and the Company’s share of FSB’s net loss totaled $25,000.
     Interest Expense. Interest expense increased approximately $206,000 to $452,000 in the first nine months of 2008 from $246,000 in the first nine months of 2007, due to a higher level of debt outstanding during the current period. In connection with the Merger, the Company increased its leverage, such that average outstanding debt for the first nine months of 2008 was $9.4 million as compared with average outstanding debt of $4.6 million for the first nine months of 2007.
     Other Income, net. Other income, net decreased by $308,000 to $97,000 for the first nine months of 2008 from $405,000 for the same period of 2007, primarily attributable to a $208,000 decrease in interest income earned on interest-bearing deposits. The Company’s interest-bearing deposits were significantly lower than 2007 deposits as a result of the repayment of the $4.3 million term loan in December 2007 and the acquisition of additional debt in connection with the Merger.
     Income Taxes. The Company’s provision for income taxes was a benefit of $1,658,000 for the first nine months of 2008, as compared with an expense of $49,000 for the first nine months of 2007. The tax provision is driven by pre-tax results relative to other components of the tax provision calculation, such as the exclusion of a portion of meals and entertainment expenses from tax return deductions. Realization of an income tax benefit is dependent on the Company’s ability to generate future U.S. taxable income. To the extent that the Company is unable to generate adequate taxable income in future periods, the Company may not be able to recognize additional tax benefits and may be required to record a valuation allowance covering potentially expiring NOLs.
     At December 31, 2007, the Company’s balance sheet included a valuation allowance of $1,059,000 to cover certain federal and state NOLs. In connection with the Merger, the Company determined that the valuation allowance was no longer required and recorded the release against goodwill. The Company believes that future taxable income will fully utilize the federal and state NOLs before they expire. Among other factors, the Company considered future taxable income generated by projected differences between book depreciation and tax depreciation, including the depreciation on the assets acquired in the Merger.
Liquidity and Capital Resources
     The Company has required capital principally for the construction and development of its production facilities. Historically, the Company has financed its capital requirements through cash flow from operations, bank borrowings and the sale of common and preferred stock. The Company expects to meet its future financing needs and working capital and capital expenditure requirements through cash on hand, operating cash flow and bank borrowings, and to the extent required and available, offerings of debt or equity securities. However, the Company was not in compliance with financial covenants associated with its loan agreement at September 30, 2008. The Company and its lender, Bank of America, N.A. executed a loan modification to its loan agreement effective November 14, 2008, under which BofA permanently waived the noncompliance effective September 30, 2008, restoring the Company’s borrowing capacity pursuant to the loan agreement. The terms of the modified loan agreement are discussed in more detail below.
     The Company had $253,000 and $5,527,000 of cash and cash equivalents at September 30, 2008 and December 31, 2007, respectively. At September 30, 2008, the Company had a working capital deficit of $2,609,000. The Company’s debt as a percentage of total capitalization (total debt and common stockholders’ equity) was 21.2% at September 30, 2008 and 0.1% at December 31, 2007. Cash used by operating activities totaled $2,092,000 for the nine months ended September 30, 2008 as compared with cash provided by operating activities of $2,084,000 for the nine months ended September 30, 2007.
     Planned capital expenditures for fiscal year 2008 are expected to total approximately $7.6 million, of which the Company has already expended $5.5 million through September 30, 2008. Major 2008 projects include a $3.3 million expansion of brewing and fermentation capacity at the New Hampshire Brewery, $1.8 million in improvements to the water treatment system at the New Hampshire Brewery, and $2.1 million for the purchase of additional kegs. The Company’s capital expenditures to date include the New Hampshire Brewery fermentation expansion project and the water treatment system totaling $3.4 million and kegs totaling $1.3 million. Capital expenditures will be funded with operating cash flows and debt. Although the Company is subject to limits on its capital expenditures due to the modification of its loan agreement, the Company expects that all planned projects will be able to be completed within the revised covenants.
     As a result of the Merger, the Company assumed borrowings under Widmer’s outstanding credit arrangement; however, the Company refinanced these amounts by concurrently entering into a new loan agreement (the “Loan Agreement”) with BofA. The Loan Agreement is comprised of a $15.0 million revolving line of credit (“Line of Credit”), including provisions for cash borrowings and up to $2.5 million notional amount of letters of credit, and a $13.5 million term loan (“Term Loan”). The Company may draw upon the Line of Credit for working capital and general corporate purposes. The Line of Credit matures on January 1, 2013 at which time the outstanding principal balance and any accrued but unpaid interest will be due. At September 30, 2008, the Company had $8.0 million outstanding under the Line of Credit with $7.0 million of availability for further cash borrowing. At October 31, 2008, the Company had $13.0 million outstanding under the Line of Credit, a higher level than needed due in part to preserving the Company’s liquidity while the negotiations with BofA were on-going.
     At September 30, 2008, the Company was not in compliance with the covenants for the Loan Agreement as it was unable to meet either of the two required financial covenants, the funded debt to bank EBITDA ratio or the fixed charge coverage, for the trailing twelve months ended September 30, 2008. Bank EBITDA is defined as Earnings before interest, taxes, depreciation, amortization and certain other adjustments as defined in the Loan Agreement. The Company and BofA executed a modification to the loan agreement effective November 14, 2008 (“Modification Agreement”) that permanently waives the noncompliance as an event of default at September 30, 2008. The Modification Agreement also subjects the Company to certain terms and conditions different than under the original Loan Agreement. Those terms and conditions as modified are summarized below.
     Under the Modification Agreement, the Company may select from one of the following two interest rate benchmarks as the basis for calculating interest on the outstanding principal balance of the Line of Credit: the London Inter-Bank Offered Rate (“LIBOR”) or the Inter-Bank Offered Rate (“IBOR”) (each, a “Benchmark Rate”). Interest accrues at an annual rate equal to the Benchmark Rate plus a marginal rate. The Company may select different Benchmark Rates for different tranches of its borrowings under the Line of Credit. The marginal rate is fixed at 3.50% until September 30, 2009 at which time it will vary from 1.75% to 3.50% based on the ratio of the Company’s funded debt to EBITDA, as defined. LIBOR rates may be selected for one, two, three, or six month periods, and IBOR rates may be selected for no shorter than 14 days and no longer than six months. Under the Modification Agreement, the Company may not draw upon the Line of Credit in increments of less than $1 million. Accrued interest for the Line of Credit is due and payable monthly. At September 30, 2008, the weighted-average interest rate for the borrowings outstanding under the Line of Credit was 4.36%; however, as a result of the Modification Agreement, this rate is expected to increase moderately during the fourth quarter of 2008.
     Interest on the Term Loan will accrue on the outstanding principal balance in the same manner as provided for under the Line of Credit, as established under the LIBOR one-month Benchmark Rate. The interest rate on the Term Loan was 4.22% as of September 30, 2008, but as a result of the Modification Agreement, is expected to increase during the fourth quarter of 2008. Accrued interest for the Term Loan is due and payable monthly. At September 30, 2008, principal payments are due monthly in accordance with an agreed-upon schedule set forth in the Loan Agreement. Any unpaid principal balance and unpaid accrued interest will be due on July 1, 2018.
     The Loan Agreement is secured by substantially all of the Company’s personal property and by the real properties located at 924 North Russell Street, Portland, Oregon and 14300 NE 145th Street, Woodinville, Washington (“Collateral”), which house the Oregon Brewery and the Washington Brewery, respectively.
     The Modification Agreement also revises the types of financial covenants that the Company is required to meet for each quarter through June 30, 2009. Beginning with the quarter ending September 30, 2009 and all quarters thereafter, the Company will be required to meet the financial covenant ratios established pursuant to the Loan Agreement, but at levels specified by the Modification Agreement.

     The following table summarizes the financial covenant ratios required pursuant to the Modification Agreement:
Financial Covenants Required by Modification Agreement

Minimum EBITDA, as defined
For the quarter ending December 31, 2008	$875,000
For the quarter ending March 31, 2009	$850,000
For the quarter ending June 30, 2009	$2,300,000
For the quarter ending September 30, 2009 and thereafter	Does not apply

Asset Coverage Ratio
For the quarter ending December 31, 2008 and thereafter	1.50 to 1

Capital Expenditures
To spend or incur obligations less than the following:
For the quarter ending December 31, 2008	$2,250,000
For the quarter ending March 31, 2009 (1)	$1,350,000
For the quarter ending June 30, 2009 (1)	$550,000
For the quarter ending September 30, 2009 and thereafter	Does not apply

(1)	- Provides for carryover spending of any amount not used in the prior quarter
     EBITDA as defined in the Modification Agreement is similar to Bank EBITDA but includes certain adjustments specific to the Modification Agreement.
     In addition, the Company is restricted in its ability to declare or pay dividends, repurchase any outstanding common stock, acquire additional debt or enter into any agreement that would result in a change in control of the Company.
     If the Company is unable to generate sufficient EBITDA to meet the associated covenant, this would result in a violation. Failure to meet the covenants is an event of default and, at its option, BofA could deny a request for another waiver and declare the entire outstanding loan balance immediately due and payable. In such a case, the Company would seek to refinance the loan with one or more lenders, potentially at less desirable terms. However, there can be no guaranty that additional financing would be available at commercially reasonable terms, if at all.
     As a result of the Merger, the Company assumed Widmer’s promissory notes signed in connection with the acquisition of commercial real estate related to the Portland, Oregon brewery. These notes were separately executed by Widmer with three individuals, but under substantially the same terms and conditions. Each promissory note is secured by a deed of trust on the commercial real estate. The outstanding note balance to each lender as of September 30, 2008 was $200,000, with each note bearing a fixed interest rate of 24% per annum, subject to a one-time adjustment on July 1, 2010 to reflect the change in the consumer price index from the date of issue, July 1, 2005, to the date of adjustment. The promissory notes are carried at the total of stated value plus a premium reflecting the difference between the Company’s incremental borrowing rate and the stated note rate. The effective interest rate for each note is 6.31%. Each note matures on the earlier of the individual lender’s death or July 1, 2015, but in no event prior to July 1, 2010, with prepayment of principal not allowed under the notes’ terms. Interest payments are due and payable monthly.
     As a result of the Merger, the Company assumed Widmer’s capital equipment lease obligation to BofA, which is secured by substantially all of the brewery equipment and restaurant furniture and fixtures located in Portland, Oregon. The outstanding balance for the capital lease as of September 30, 2008 was $6,826,000, with monthly loan payments of $119,020 required through the maturity date of June 30, 2014. The capital lease carries an effective interest rate of 6.56%. The capital lease is subject to a prepayment penalty of the product of a specified percentage and the amount prepaid. This specified percentage began at 4% and, except in the event of acceleration due to an event of default, ratably declines 1% for every year the lease is outstanding until July 31, 2011, at which time the capital lease is not subject to a prepayment penalty. The specified percentage is 3% as of September 30, 2008. In the event of acceleration due to an event of default, the prepayment penalty is restored to 4%.

Trend
     Since July 1, 2008, the Company has experienced a $5.5 million decline in working capital. The 2008 third quarter decline is partially attributable to $2.9 million in capital expenditures, $0.6 million in merger-related costs and $1.2 million in debt and interest payments. These declines in working capital have impacted the Company’s financial position, including the Company’s ability to comply with the financial covenants required by its loan agreement.
     The Company recognizes the need to evaluate and improve its operating cost structure. Management has focused aggressively on identifying areas within the Company that can yield significant cost savings, whether driven by the synergies of the Merger and integration or generated by general cost-reduction programs, and executing appropriate measures to secure these savings. The Company has been and will continue to implement these cost savings initiatives during the third and fourth quarters of 2008. Management believes that the Company can meet its normal cash flow requirements and comply with the terms of its bank loan, but there is no assurance that it can do so. The failure to meet the working capital requirements could have a material adverse effect on the Company’s future operations and growth.
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
     At December 31, 2007, the Company’s balance sheet included a valuation allowance of $1,059,000 to cover certain federal and state NOLs. In connection with the Merger, the Company determined that the valuation allowance was no longer required and recorded the release against goodwill. The Company believes that future taxable income will fully utilize the federal and state net operating loss carryforwards before they expire. Among other factors, the Company considered future taxable income generated by projected differences between book depreciation and tax depreciation, including the depreciation on the assets acquired in the Merger.
     As of September 30, 2008, the Company’s deferred tax assets were primarily comprised of federal NOLs of $27.6 million, or $9.4 million tax-effected; federal and state alternative minimum tax credit carryforwards of $183,000 tax-effected; and state NOL carryforwards of $264,000 tax-effected. In assessing the realizability of the deferred tax assets, the Company considered both positive and negative evidence when measuring the need for a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income during the periods in which those temporary differences become deductible. The Company considered the scheduled reversal of deferred tax liabilities, projected future taxable income and other factors in making this assessment. The Company’s estimates of future taxable income take into consideration, among other items, estimates of future taxable income related to depreciation. Based upon the available evidence, the Company believes that the deferred tax assets will be realized. To the extent that the Company continues to be unable to generate adequate taxable income in future periods, the Company will not be able to recognize additional tax benefits and may be required to record a valuation allowance to cover potentially expiring NOLs.
     There were no unrecognized tax benefits as of September 30, 2008 or December 31, 2007. The Company does not anticipate significant changes to its unrecognized tax benefits within the next twelve months.
     Goodwill, other intangible assets and long-lived assets. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill and other intangible assets with indefinite useful lives are not amortized but are reviewed periodically for impairment.
     The provisions of SFAS 142 require that an intangible asset that is not subject to amortization, including goodwill, be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The provisions also require that a two-step test be performed to assess goodwill for impairment. First, the fair value of each reporting unit is compared to its carrying value, including goodwill. If the fair value exceeds the carrying value then goodwill is not impaired and no further testing is performed. If the carrying value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step compares the fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of goodwill over the fair value of the goodwill.
     The significant estimates and assumptions used by management in assessing the recoverability of goodwill and other intangible assets are estimated future cash flows, present value discount rate, and other factors. Any changes in these estimates or assumptions could result in an impairment charge. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgment.
     The Company will amortize intangible assets with finite lives over their respective finite lives up to their estimated residual values. The Company will evaluate potential impairment of long-lived assets in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 establishes procedures for review of recoverability and measurement of impairment, if necessary, of long-lived assets and certain identifiable intangibles. When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to projected future undiscounted cash flows in addition to other quantitative and qualitative analyses. Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss by a charge against current operations.
     Refundable Deposits on Kegs. The Company distributes its draft beer in kegs that are owned by the Company as well as in kegs that have been leased from third parties. Kegs that are owned by the Company are reflected in the Company’s balance sheets at cost and are depreciated over the estimated useful life of the keg. When draft beer is shipped to the wholesaler, regardless of whether the keg is owned or leased, the Company collects a refundable deposit, reflected as a current liability in the Company’s balance sheets. Upon return of the keg to the Company, the deposit is refunded to the wholesaler. When a wholesaler cannot account for some of the Company’s kegs for which it is responsible, the wholesaler pays the Company, for each keg determined to be lost, a fixed fee and also forfeits the deposit. During the nine months ended September 30, 2008 and 2007, the Company reduced its brewery equipment by $650,000 and $528,000, respectively, comprised of lost keg fees and forfeited deposits.
     Because of the significant volume of kegs handled by each wholesaler and retailer, the similarities between kegs owned by most brewers, and the relatively low deposit collected on each keg when compared to the market value of the keg, the Company has experienced some loss of kegs and anticipates that some loss will occur in future periods. The Company believes that this is an industry-wide problem and the Company’s loss experience is typical of the industry. In order to estimate forfeited deposits attributable to lost kegs, the Company periodically uses internal records, A-B records, other third party records, and historical information to estimate the physical count of kegs held by wholesalers and A-B. These estimates affect the amount recorded as brewery equipment and refundable deposits as of the date of the financial statements. The actual liability for refundable deposits could differ from estimates. For the nine months ended September 30, 2008 and 2007, the Company decreased its refundable deposits and brewery equipment by $62,000 and $306,000, respectively. As of September 30, 2008 and December 31, 2007, the Company’s balance sheets include $6,271,000 and $3,114,000, respectively, in refundable deposits on kegs and $5,485,000 and $655,000 in keg equipment, net of accumulated depreciation.
     Revenue Recognition. Effective with the Merger, the Company recognizes revenue from product sales, net of excise taxes, discounts and certain fees the Company must pay in connection with sales to A-B, when the products are delivered to A-B or the wholesaler. In prior periods, it had recognized revenues from these activities when the associated products were shipped to the customers as the time between shipment and delivery is short, product damage claims and returns are insignificant and the volume of shipments involved was relatively low. The Company assessed the cumulative impact of this change in accounting policy and determined that the change is not material to the consolidated financial statements as of and for the nine months ended September 30, 2008 or any prior period.
     The Company also earns revenue in connection with two operating agreements with Kona — an alternating proprietorship agreement and a distribution agreement. Pursuant to the alternating proprietorship agreement, Kona produces a portion of its malt beverages at the Oregon Brewery. The Company receives a facility fee from Kona based on the barrels brewed and packaged at the Company’s brewery. Fees are recognized as revenue upon completion of the brewing process and packaging of the product. In connection with the alternating proprietorship agreement, the Company also sells certain raw materials to Kona for use in brewing. Revenue is recognized when the raw materials are removed the Company’s stock. Under the distribution agreement, the Company purchases Kona-

branded product from Kona, whether manufactured at Kona’s Hawaii brewery or the Company’s brewery, then sells and distributes the product, recognizing revenue when the product is delivered to A-B or the wholesaler.
     The Company recognizes revenue on retail sales at the time of sale. The Company recognizes revenue from events at the time of the event.
     Fair value of financial instruments. The recorded value of the Company’s financial instruments is considered to approximate the fair value of the instruments, in all material respects, because the Company’s receivables and payables are recorded at amounts expected to be realized and paid, the Company’s derivative financial instruments are carried at fair value, and the carrying value of the Company’s debt obligations that were assumed in the Merger were adjusted to their respective fair values as of the effective date of the Merger.
     The Company has adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires that all derivatives be recognized at fair value in the balance sheet, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on whether the instrument meets the criteria to apply hedge accounting. Derivative financial instruments are utilized by the Company to reduce interest rate risk. The counterparties to derivative transactions are major financial institutions, which the Company believes to be of low credit risk. The Company does not hold or issue derivative financial instruments for trading purposes.
Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007 but early adoption is permitted. Although the Company adopted SFAS 159 as of January 1, 2008, the Company did not elect the fair value option for any items permitted under SFAS 159.
     In December 2007, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). The EITF defines a collaborative arrangement and concludes that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF No. 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial statement balances related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The Company is currently evaluating the impact that EITF 07-1 will have on the Company’s financial statements.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities in order to improve the transparency of financial reporting. SFAS 161 amends and expands the disclosure requirements of SFAS 133 to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 requires (i) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure, (ii) information about the volume of derivative activity, (iii) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement, and other comprehensive income location and amounts of gains and losses on derivative instruments by type of contract, and (iv) disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the impact that SFAS No. 161 will have on its financial statement disclosures, but does not expect SFAS 161 to have a material impact on the Company’s financial statements.
     In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, Business Combinations, and other pronouncements. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact that FSP FAS 142-3 will have on the Company’s financial statements.
     On October 10, 2008, the FASB issued FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP FAS 157-3”), which clarifies the application of SFAS No. 157, Fair Value Measurement, in an inactive market. FSP FAS 157-3 addresses application issues such as how management’s internal assumptions should be considered when measuring fair value when relevant observable data do not exist; how observable market information in a market that is not active should be considered when measuring fair value and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. FSP FAS 157-3 was effective upon issuance. Our adoption of FSP FAS 157-3 had no material effect on our financial condition or results of operations.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
     The Company has assessed its vulnerability to certain market risks, including interest rate risk associated with financial instruments included in cash and cash equivalents and long-term debt. To mitigate this risk, the Company entered into a five-year interest rate swap agreement to hedge the variability of interest payments associated with its variable-rate borrowings. Through this swap agreement, the Company pays interest at a fixed rate of 4.48% and receives interest at a floating-rate of the one-month LIBOR. Since the interest rate swap hedges the variability of interest payments on variable rate debt with similar terms, it qualifies for cash flow hedge accounting treatment under SFAS 133.
     This interest rate swap reduces the Company’s overall interest rate risk. However, due to the remaining outstanding borrowings that continue to have variable interest rates, management believes that interest rate risk to the Company could be material if prevailing interest rates increase materially.
ITEM 4T. Controls and Procedures
Disclosure Controls and Procedures
     The Company has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management believes that key controls are in place and the disclosure controls are functioning effectively at the reasonable assurance level as of September 30, 2008.
     While reasonable assurance is a high level of assurance, it does not mean absolute assurance. Disclosure controls and internal control over financial reporting cannot prevent or detect all errors, misstatements or fraud. In addition, the design of a control system must recognize that there are resource constraints, and the costs associated with controls must be proportionate to their costs. Notwithstanding these limitations, the Company’s management believes that its disclosure controls and procedures provide reasonable assurance that the objectives of its control system are being met.
Changes in Internal Control over Financial Reporting
     As of December 31, 2007, management conducted an evaluation of the Company’s internal control over financial reporting based on the framework and criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007. In connection with the Merger, the accounting, finance and information technology functions of the Company were transferred to former Widmer staff in Portland, Oregon effective July 1, 2008. In addition, as of July 1, 2008, the Company began using financial, accounting and reporting systems that were previously utilized by Widmer but not by the Company. Consequently, the Company’s internal controls over financial reporting were significantly redesigned. Management believes that it has redesigned and implemented a system of internal control over financial reporting that is appropriate and effective for the post-Merger environment. However, there is no assurance that all controls, once tested, will be effective as of December 31, 2008.
     Except as described above, there have been no changes in our internal control over financial reporting during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A. Risk Factors
     The risks described below, together with all of the other information included in this report, should be carefully considered in evaluating our business and prospects. The risks and uncertainties described herein are not the only ones facing us. We operate in a market environment that is difficult to predict and that involves significant risks, many of which are beyond our control. If any of the events, contingencies, circumstances or conditions described in the following risks actually occur, our business, financial condition or results of operations could be seriously harmed. If that happens, the trading price of our common stock could decline and you may lose part or all of the value of any shares held by you. Solely for purposes of the risk factors in this Item 1A., the terms “we”, “our” and “us” refer to Craft Brewers Alliance, Inc.
     The market price of our common stock may decline as a result of the Merger. The market price of our common stock may decline as a result of the Merger for a number of reasons, including if:
•	we do not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial or industry analysts;
•	the effect of the Merger on our business and prospects is not consistent with the expectations of financial or industry analysts; or
•	investors react negatively to the effect of the Merger on our business and prospects.
     The expiration of lock-up agreements entered into with certain Widmer shareholders in connection with the Merger could cause the market price of our common stock to decline. As a condition to the closing of the Merger, certain shareholders of Widmer executed lock-up agreements pursuant to which these holders generally agreed that, from the closing date of the Merger to the first anniversary of the closing, they will not directly or indirectly sell or otherwise transfer any shares of our common stock then held or thereafter acquired without the consent of our board of directors. These Widmer shareholders received 4,002,343 shares of our common stock pursuant to the Merger, which represents approximately 23.6% of the outstanding shares as of September 30, 2008. Upon the expiration of the lock-up agreements, all of these shares will be available for sale in the public market, subject (in the case of shares held by any of these shareholders who are affiliates of the Company) to volume, manner of sale and other limitations under Rule 144. Such sales in the public market after the lock-up agreements expire, or the perception that such sales could occur, could cause the market price of our common stock to decline.
     Our shareholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger. If we are unable to realize the strategic and financial benefits currently anticipated from the Merger, our shareholders will have experienced substantial dilution of their ownership interests in their respective companies without receiving any commensurate benefit.
     We may be unable to successfully integrate our operations and realize all of the anticipated benefits of the Merger. The Merger involves the integration of two companies that previously had operated independently. The integration has been a complex, costly and time-consuming process. The difficulties of combining the two companies’ operations include, among other things:
•	implementing operational, financial and management controls, reporting systems and procedures;
•	coordinating geographically disparate organizations, systems and facilities;
•	integrating personnel with diverse business backgrounds;
•	integrating distinct corporate cultures;
•	consolidating corporate and administrative functions;
•	consolidating operations;
•	retaining key employees; and
•	preserving both companies’ collaboration, distribution and other important relationships.

     Although we have worked on the integration for much of 2008, the integration is not yet complete. The process of integrating operations could cause an interruption of, or loss of momentum in, our business and the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the integration of the two companies’ operations could harm our business, results of operations, financial condition or prospects. Among the factors that we considered in connection with our approval of the Merger agreement were the opportunities for synergies in expanding the breweries and efficiently utilizing the available production capacity, implementing a national sales strategy and reducing costs associated with duplicate functions. There can be no assurance that these synergies will be realized within the time periods contemplated or that they will be realized at all. There also can be no assurance that our integration with Widmer will be successful or will result in the realization of the full benefits anticipated by us.
     If we fail to implement and maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our business and investors’ views of us. Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be reevaluated frequently. Implementing appropriate changes to our internal controls may distract us and may entail substantial costs in order to complete. These efforts may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could adversely affect our operating results and could materially impair our ability to operate our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements may adversely affect our stock price.
     The integration of Widmer may result in significant expenses and accounting charges that adversely affect our operating results. In accordance with generally accepted accounting principles, the acquisition of Widmer was accounted for using the purchase method of accounting. Our financial results have been and may continue to be adversely affected by the resulting accounting charges incurred in connection with the Merger, including restructuring and integration costs. We may incur additional costs associated with combining the operations of the two companies. Additional costs may include: relocation and retention of employees, including salary increases or bonuses; severance payments; reorganization or closure of facilities; taxes; advisor and professional fees and termination of contracts that provide redundant or conflicting services. Some of these costs have been and may continue to be accounted for as expenses that will increase our net loss and loss per share for the periods in which those adjustments are made. The price of our common stock could decline to the extent that our financial results are materially affected by the foregoing charges and costs, or if the foregoing charges and costs are larger than anticipated.
     We are dependent upon the services of our key personnel. If we lose the services of any members of senior management or key personnel for any reason, we may be unable to replace them with qualified personnel, which could have a material adverse effect on the company’s operations. Additionally, the loss of Terry Michaelson as our chief executive officer, and the failure to find a replacement satisfactory to A-B, would be a default under the A-B distribution agreement. We do not carry key person life insurance on any of the executive officers.
     We are partially capitalized with long-term debt. As of September 30, 2008, we have approximately $29.6 million in outstanding borrowed debt, principally financed by one lender. The terms of the loan agreement require that we meet certain financial covenants. Although we were not in compliance with these financial covenants as of September 30, 2008, the lender provided a waiver of this violation and agreed to modify the terms of the covenants through the quarter ended June 30, 2009. These modifications to the financial covenants have reduced the likelihood that a violation of the covenants will occur in the future. Accordingly, we believe that we will be in compliance with these financial covenants for the next twelve months. However, if we do not generate financial results sufficient to meet the financial covenant measurements, we will be in violation of the loan agreement. Failure to meet the covenants required by the loan agreement is an event of default and, at its option, the lender could deny a request for another waiver and declare the entire outstanding loan balance immediately due and payable. In such a case, we would seek to refinance the loan with one or more lenders, potentially at less desirable terms. Moreover, there can be no guarantee that additional financing would be available at commercially reasonable terms, if at all.
     We are dependent upon our continuing relationship with A-B. Substantially all of our products are sold and distributed through A-B. If our relationship with A-B deteriorates, distribution of our products will suffer significant disruption and such event will have a long-term severe negative impact on our sales and results of operations, as it would be extremely difficult to rebuild a distribution network. In such an event, we would be faced with finding another national distribution partner similar to A-B, and entering into a complex distribution and investment arrangement with that entity, or negotiating separate distribution agreements with individual distributors throughout the U.S. Currently, we distribute our product through a network of more than 560 independent wholesale distributors, most of whom are geographically contiguous and independently owned and operated, and 13 branches owned and operated by A-B. If we had to negotiate separate agreements with individual distributors, such an undertaking would require a significant amount of time to complete, during which our products would not be distributed. It would also be extremely difficult for us to build a distribution network as seamless and contiguous as the one we currently enjoy through A-B. Additionally, we would need to raise significant capital to fund the development of a new distribution network and continue operations. There can be no guarantee that financing would be available when needed, or that any such financing would be on commercially reasonable terms. Given the difficulty that we would face if we needed to rebuild our distribution network, if the current distribution arrangement with A-B were to be terminated, it is unlikely we would be able to continue as a going concern. We believe that the benefits of the relationship that we have enjoyed with A-B, in particular distribution and material cost efficiencies, have offset the costs associated with the relationship. However, there can be no assurance that these costs will not have a negative impact on our sales revenues and results of operations. A-B may introduce new products or form relationships with other companies whose products will compete with our products. Introduction of and support by A-B of these competing products could reduce wholesaler attention and financial resources committed to our products. There is no assurance that we will be able to successfully compete in the marketplace against other A-B supported products. Such an increase in competition could cause our sales and results of operations to be adversely affected.
     Our agreements with A-B contain limitations on our ability to engage in or reject certain transactions, including acquisitions and changes of control. The exchange and recapitalization agreement with A-B requires us to obtain the consent of A-B prior to taking certain actions, or to offer to A-B a right of first refusal, including the following:
•	issuance of equity securities;
•	acquisition or sale of assets or stock;
•	amendment of our articles of incorporation or bylaws;
•	grant of board representation rights;
•	entering into certain transactions with affiliates;
•	distributing our products in the U.S. other than through A-B or as provided in the amended distribution agreement with A-B;
•	distributing or licensing the production of any malt beverage product in any country outside of the U.S.; or
•	voluntarily delisting or terminating our listing on the Nasdaq Stock Market.
     Additionally, A-B has the right to terminate the distribution agreement if any competitor of A-B acquires more than 10% of our outstanding common stock.
     Further, if the amended distribution agreement with A-B is terminated, A-B has the right to solicit and negotiate offers from third parties to purchase all or substantially all of our assets or securities or to enter into a merger or consolidation transaction with us and the right to cause the board of directors to consider any such offer. The practical effect of the foregoing restrictions is to grant A-B the ability to veto certain transactions that management may believe to be in the best interest of our shareholders, including our expansion through acquisitions of other craft brewers or new brands, mergers with other brewing companies or our distribution of our products outside the U.S. As a result, our results of operations and the trading price of our common stock may be adversely affected.
     A-B has significant control and influence over us. As of September 30, 2008, A-B owns approximately 35.8% of our outstanding common stock and, under the exchange and recapitalization agreement and the distribution agreement, has the right to appoint two designees to our board of directors. As a result, A-B will be able to exercise significant control and influence over us and matters requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our assets. This could limit the ability of other shareholders to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control us. In addition, A-B may have actual or potential interests that diverge from the rest of our shareholders. The securities markets may also react unfavorably to A-B’s ability to influence certain matters involving us, which could have a negative impact on the trading price of our common stock.
     We do not know what impact, if any, the combination of Anheuser-Busch and InBev will have on our business. On July 13, 2008, A-B and InBev of Belgium jointly announced that InBev will acquire A-B. As of September 30, 2008, A-B owned 6,069,047 shares, or approximately 35.8% of the total number of shares of our common stock. We do not know what impact, if any, the acquisition of A-B by InBev will have on our distribution or ownership relationships with A-B.

     We are dependent on our distributors for the sale of our products. Although substantially all of our products are sold and distributed through A-B, we continue to rely heavily on distributors, most of which are independent wholesalers, for the sale of our products to retailers. A disruption of our ability or the ability of the wholesalers or A-B to distribute products efficiently due to any significant operational problems, such as wide-spread labor union strikes, the loss of a major wholesaler as a customer or the termination of the distribution relationship with A-B, could hinder our ability to get our products to retailers and could have a material adverse impact on our sales and results of operations.
     Increased competition could adversely affect sales and results of operations. We compete in the highly competitive craft brewing market as well as in the much larger specialty beer market, which encompasses producers of import beers, major national brewers that produce fuller-flavored products, and large spirit companies and national brewers that produce flavored alcohol beverages. Beyond the beer market, craft brewers have also faced competition from producers of wines and spirits. Increasing competition could cause our future sales and results of operations to be adversely affected. We have historically operated with little or no backlog and, therefore, predicting sales for future periods is limited.
     Future price promotions to generate demand for our products may be unsuccessful. The prices that we charge in the future for our products may decrease from historical levels, depending on competitive factors in various markets. In order to stimulate demand for our products, we participate in price promotions with wholesalers and retail customers in most markets. The number of markets in which we choose to participate in price promotions and the frequency of such promotions may increase in the future. There can be no assurance, however, that these price promotions will be successful in increasing demand for our products.
     Due to our concentration of sales in the Pacific Northwest and California, our results of operations and financial condition may be subject to fluctuations in regional economic conditions. A significant portion of our sales have been in the Pacific Northwest and California and, consequently, business may be adversely affected by changes in economic and business conditions nationally and, particularly, within the western region. In 2007, 33% of beer shipped by Redhook and Widmer was to wholesalers in Oregon and Washington. In addition, shipments by both companies to wholesalers in California contributed another 28% of total shipments, resulting in a total concentration of 62% in these three western states. We also believe this region is one of the most competitive craft beer markets in the U.S., both in terms of number of market participants and consumer awareness. The Pacific Northwest, and Washington state in particular, offer significant competition to our products, not only from other craft brewers but also from the growing wine market and from flavored alcohol beverages. This intense competition is magnified because the Redhook brand is viewed as being relatively mature.
     The craft beer business is seasonal in nature, and we are likely to experience fluctuations in results of operations and financial condition. Sales of craft beer products are somewhat seasonal, with the first and fourth quarters historically being the slowest and the rest of the year generating stronger sales. As well, our sales volume may also be affected by weather conditions. Therefore, the results for any quarter may not be indicative of the results that may be achieved for the full fiscal year. If an adverse event such as a regional economic downturn or poor weather conditions should occur during the second and third quarters, the adverse impact to our revenues would likely be greater as a result of the seasonal business.
     Changes in consumer preferences or public attitudes about our products could reduce demand. If consumers were unwilling to accept our products or if general consumer trends caused a decrease in the demand for beer, including craft beer, it would adversely impact our sales and results of operations. If the flavored alcohol beverage market, the wine market, or the spirits market continues to grow, this could draw consumers away from our products and have an adverse effect on sales and results of operations. Further, the alcoholic beverage industry has become the subject of considerable societal and political attention in recent years due to increasing public concern over alcohol-related social problems, including drunk driving, underage drinking and health consequences from the misuse of alcohol. If beer consumption in general were to come into disfavor among domestic consumers, or if the domestic beer industry were subjected to significant additional governmental regulation, our operations could be adversely affected.
     Our gross margin may fluctuate. Future gross margin may fluctuate and even decline as a result of many factors, including the level of fixed and semi variable operating costs, level of production at our breweries in relation to current production capacity, availability and prices of raw materials and packaging materials, sales mix between draft and bottled product sales, sales mix of various bottled product packages, and rates charged for freight and federal or state excise taxes. Our high level of fixed and semi variable operating costs causes our gross margin to be especially sensitive to relatively small increases or decreases in sales volume.

     Operating breweries at production levels substantially below their current and maximum designed capacities could negatively impact overall profit margins. At September 30, 2008, the annual working capacity of our breweries totaled approximately 754,000 barrels. Following completion of the expansion of brewing and fermentation capacity at the New Hampshire Brewery in the fourth quarter of 2008, the annual working capacity of our breweries will total approximately 797,000 barrels. Because of many factors, including seasonality, production schedules of various draft products and bottled products and packages, and losses attributable to filtering, bottling and keg filling, actual production capacity will always be less than working capacity. Although there is a significant difference between third quarter 2008 shipments and the working capacity of the breweries, we believe that capacity utilization of the breweries will fluctuate throughout the year. Although we expect that the breweries’ capacity will be efficiently utilized during periods when our sales are strongest, there likely will be periods when the breweries’ capacity utilization will be lower. If we are unable to achieve significant sales growth, our resulting excess capacity and unabsorbed overhead will have an adverse effect our gross margins, operating cash flows and overall financial performance. We will periodically evaluate whether we expect to recover the costs of our production facilities over the course of their useful lives. If facts and circumstances indicate that the carrying value of these long-lived assets may be impaired, an evaluation of recoverability will be performed in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, by comparing the carrying value of the assets to projected future undiscounted cash flows in addition to other quantitative and qualitative analyses. If we believe that the carrying value of such assets may not be recoverable, we will recognize an impairment loss by a charge against current operations.
     We are subject to governmental regulations affecting our breweries and pubs; the costs of complying with governmental regulations, or our failure to comply with such regulations, could affect our financial condition and results of operations. Our breweries and pubs are subject to licensing and regulation by a number of governmental authorities, including the TTB, the U.S. Department of Agriculture, the U.S. Food and Drug Administration, state alcohol regulatory agencies in the states in which we sell our products, and state and local health, sanitation, safety, fire and environmental agencies. Failure to comply with applicable federal, state or local regulations could result in limitations on our ability to conduct business. TTB permits can be revoked for failure to pay taxes, to keep proper accounts, to pay fees, to bond premises, or to abide by federal alcoholic beverage production and distribution regulations, or if holders of 10% or more of our equity securities are found to be of questionable character. TTB permits are also required in connection with establishing a commercial brewery, expanding or modifying existing brewing operations, entering into a contract brewing arrangement, and entering into an alternating proprietorship agreement, such as our arrangement with Kona. Other permits or licenses could be revoked if we fail to comply with the terms of such permits or licenses, and additional permits or licenses could be required in the future for existing or expanded operations. Because our sales objective and growth plans may rely on any one of these approaches, if licenses, permits or approvals necessary for our brewery or pub operations were unavailable or unduly delayed, or if any such permits or licenses were revoked, our ability to conduct business could be substantially and adversely affected. Our brewery operations will also be subject to environmental regulations and local permitting requirements and agreements regarding, among other things, air emissions, water discharges, and the handling and disposal of wastes. While we have no reason to believe the operations of our facilities violate any such regulation or requirement, if such a violation were to occur, or if environmental regulations were to become more stringent in the future, our business could be adversely affected. We are also subject to “dram shop” laws, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Our pubs have addressed this concern by establishing early closing hours and regularly scheduled employee training. However, large uninsured damage awards against us could adversely affect our financial condition.
     An increase in excise taxes could adversely affect our financial condition or results of operations. The U.S. federal government currently imposes an excise tax of $18 per barrel on beer sold for consumption in the U.S. However, any brewer with annual production under two million barrels instead pays federal excise tax in the amount of $7 per barrel on sales of the first 60,000 barrels. While we are not aware of any plans by the federal government to reduce or eliminate this benefit to small brewers, any such reduction in a material amount could have an adverse effect on our financial condition and results of operations. In addition, we would lose the benefit of this rate structure if we exceed the two million barrel production threshold. Individual states also impose excise taxes on alcoholic beverages in varying amounts, which have also been subject to change. It is possible that excise taxes will be increased in the future by both federal and state governments. In addition, increased excise taxes on alcoholic beverages have in the past been considered in connection with various governmental budget-balancing or funding proposals. Any such increases in excise taxes, if enacted, could adversely affect our financial condition or results of operations.

     Changes in state laws regarding distribution arrangements may adversely impact our operations. In 2006, the Washington state legislature passed a bill removing the long-standing requirement that small producers of wine and beer distribute their products through wholesale distributors, thus permitting these small producers to distribute their products directly to retailers. The law further provides that any in-state or out-of-state brewery that produces more than 2,500 barrels annually may distribute its products directly to retailers if it does so from a facility located in the state that is physically separate and distinct from its production facilities. The legislation stipulates that prices charged by a brewery must be uniform to all distributors and retailers, but does not restrict prices retailers may charge consumers. In 2007, our shipments to Washington wholesalers totaled approximately 18% of total shipments on a pro forma basis. Although not all of these shipments were attributable to beer produced in Washington state, our operations will continue to be substantially impacted by the Washington state regulatory environment. While it is difficult to predict what impact, if any, this law will have on our operations, the beer and wine market may experience an increase in competition that could cause future sales and results of operations to be adversely affected. This law may also impact the financial stability of Washington state wholesalers on which we rely.
     We may experience a shortage in kegs necessary to distribute draft beer. We distribute our draft beer in kegs that are owned by us as well as leased from A-B and a third-party vendor. During periods when we experience stronger sales, we may need to rely on kegs leased from A-B and the third-party vendor to address the additional demand. If shipments of draft beer increase, we may experience a shortage of available kegs to fill sales orders. If we cannot meet our keg requirements through either lease or purchase, we may be required to delay some draft shipments. Such delays could have an adverse impact on sales and relationships with wholesalers and A-B. As well, we may decide to pursue other alternatives for leasing or purchasing kegs. There is no assurance, though, that we will be successful in securing additional kegs.
     Our key raw materials may become significantly more costly and adequate supplies may be difficult to secure. According to industry and media sources, the cost of barley, wheat and hops, all primary ingredients in our products, have increased significantly in the last two years. Media sources explain that the cost of barley increased 48% from August 2006 through June 2007, largely driven by a lower supply of barley as farmers shifted their focus to growing corn, a key component of biofuels. The beer industry appears to also be experiencing a decline in the supply of hops, driven by a number of factors: excess supply in the 1990s led some growers to switch to more lucrative crops, resulting in an estimated 40% decrease in worldwide hop-growing acreage; poor weather in eastern Europe and Germany caused substantial hops crop losses in 2007; hops crop production in England has declined approximately 85% since the mid-1970s; and 2007 U.S., New Zealand, and Australia hops crop yields were only average. Wheat exports have increased by 30% because of the weak U.S. dollar and poor worldwide harvests, leading to U.S. supplies of wheat that are at the lowest levels in 60 years. While we have historically utilized fixed price contracts to secure adequate supplies of key raw materials, including barley, wheat and hops, recent fixed price contracts reflect current market pricing that is significantly higher than historical pricing. If we experience difficulty in securing its key raw materials or continue to experience increases in the cost of these materials, it will have a material adverse impact on our gross margins and results of operations.
     Loss of income tax benefits could negatively impact results of operations. As of September 30, 2008, our deferred tax assets were primarily comprised of federal NOLs of $27.6 million, or $9.4 million tax-effected; federal and state alternative minimum tax credit carryforwards of $183,000; and state NOL carryforwards of $264,000 tax-effected. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income during the periods in which those temporary differences become deductible. To the extent that we are unable to generate adequate taxable income in future periods, we will be unable to utilize the NOLs and may also be unable to recognize additional tax benefits. In addition, we may be required to record a valuation allowance covering potentially expiring NOLs. In conjunction with the Merger, we reviewed Section 382 of the Internal Revenue Code, which can limit the use of NOLs in instances where there has been a change in ownership of greater than 50% of the stock owned by one or more shareholders holding five percent or more of the outstanding stock, and do not believe that Section 382 impacts our ability to utilize the NOLs in the future. While we are not aware of any plans by the federal or state governments to amend the rules regarding utilization of NOLs, any such modification could have an adverse effect on our financial condition and results of operations.
     Our relationships with Kona and FSB may not provide anticipated benefits. As a result of the Merger, we have a 20% equity interest in Kona. In addition, we also earn revenue in connection with two operating agreements with Kona — an alternating proprietorship agreement and a distribution agreement. We also have a 42% equity interest in FSB, an operating agreement whereby we promote FSB’s products, and distribute these products through our distribution agreement with A-B. If the sales or operations of Kona or FSB experience a substantial decline, our results of operations may be negatively impacted.

     Our stock price may be volatile. The market price of our common stock is subject to significant fluctuations. Some of the factors that may cause the market price of our common stock to fluctuate include:
•	the entry into, or termination of, key agreements;
•	the loss of key employees;
•	the introduction of new products by our competitors;
•	changes in estimates or recommendations by securities analysts, if any, who cover our business;
•	future sales of our common stock; and
•	period-to-period fluctuations in our financial results.
     Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, shareholders have often instituted class action securities litigation against that company. Such litigation against us, if instituted, could result in substantial costs and diversion of our attention and resources, which could significantly harm our profitability and reputation.
     We do not anticipate paying cash dividends and, accordingly, shareholders must rely on stock appreciation for any return on their investment in us. We anticipate that we will retain our earnings, if any, for future growth and therefore we do not anticipate paying cash dividends in the future. As a result, only appreciation of the price of our common stock will provide a return to shareholders. Investors seeking cash dividends should not invest in our common stock.
     We may require additional capital in the future to finance construction or expansion of production facilities, and financing may not be available on acceptable terms, if at all. We may have to raise additional capital in order to construct or expand production capacity. Additional financing may not be available on terms that are favorable to us, or at all. A failure to obtain additional financing could impair our ability to grow sales. Any inability to raise adequate funds to support our growth plans will materially adversely affect our business.
ITEM 6. Exhibits
     The following exhibits are filed as part of this report.

10.1	Loan Modification Agreement dated November 14, 2008 to Loan Agreement dated July 1, 2008 between Craft Brewers Alliance, Inc. and Bank of America, N.A.

31.1	Certification of Chief Executive Officer of Craft Brewers Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer of Craft Brewers Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer of Craft Brewers Alliance, Inc. pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer of Craft Brewers Alliance, Inc. pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAFT BREWERS ALLIANCE, INC.

November 14, 2008	BY: /s/ Joseph K. O’Brien

Joseph K. O’Brien
Controller and Chief Accounting Officer