Form 10-K
period 2008-12-31
CRAFT BREWERS ALLIANCE, INC.
filed 2009-03-27
CIK 892222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-26542

CRAFT BREWERS ALLIANCE, INC.
(Exact name of registrant as specified in its charter)

Washington	91-1141254
(State of incorporation)	(I.R.S. Employer Identification Number)

929 North Russell Street	97227-1733
Portland, Oregon	(Zip Code)
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of the last day of the registrant’s most recently completed second quarter on June 30, 2008 (based upon the closing sale price of the registrant’s Common Stock, as reported by The Nasdaq Stock Market) was $23,501,241. (1)

The number of shares of the registrant’s Common Stock outstanding as of March 16, 2009 was 16,948,063.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates specified information by reference from the proxy statement for the annual meeting of shareholders to be held on May 29, 2009.

(1)	Excludes shares held of record on that date by directors and executive officers and greater than 10% shareholders of the registrant. Exclusion of such shares should not be construed to indicate that any such person directly or indirectly possesses the power to direct or cause the direction of the management of the policies of the registrant.

CRAFT BREWERS ALLIANCE, INC.

FORM 10-K

i

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

In this report, we refer to Craft Brewers Alliance, Inc. as “we,” “us,” “our,” “the Company,” or “CBA.”

This annual report on Form 10-K includes forward-looking statements. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “may,” “plan” and similar expressions or their negatives identify forward-looking statements, which generally are not historical in nature. These statements are based upon assumptions and projections that the Company believes are reasonable, but are by their nature inherently uncertain. Many possible events or factors could affect the Company’s future financial results and performance, and could cause actual results or performance to differ materially from those expressed, including those risks and uncertainties described in “Item 1A. — Risk Factors” and those described from time to time in the Company’s future reports filed with the Securities and Exchange Commission. Caution should be taken not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report.

Third Party Information

In this report, the Company relies and refers to information regarding industry data obtained from market research, publicly available information, industry publications, U.S. government sources or other third parties. Although the Company believes the information is reliable, it cannot guarantee the accuracy or completeness of the information and has not independently verified it.

PART I

Item 1.	Business

Craft Brewers Alliance, Inc. (“CBA” or the “Company”) resulted from the merger between Redhook Ale Brewery, Incorporated. (“Redhook”) and Widmer Brothers Brewing Company (“Widmer”) on July 1, 2008. Previously known as Redhook, the Company has been an independent brewer of craft beers in the United States since its formation in Seattle, Washington in 1981 and is considered to be one of the pioneers of the domestic craft brewing segment. Widmer was founded in 1984 by brothers Kurt and Rob Widmer in Portland, Oregon. Widmer is best recognized for introducing unfiltered wheat beer or Hefeweizen to beer drinkers in America with the introduction of the brand’s flagship, Widmer Hefeweizen, in 1986.

The Company owns and operates three production brewing facilities: one that is Widmer-branded in Portland, Oregon and two that are Redhook-branded, one in Woodinville, Washington and the other in Portsmouth, New Hampshire. The Company also operates a small pilot brewpub style brewery in Portland, Oregon that is Widmer-branded. Management believes that the Company’s production capacity is of high quality and that the Company is one of only two domestic craft brewers that own and operate substantial production facilities in both the western and eastern regions of the United States. Management is focused on delivering to its targeted markets the freshest and highest quality product, while maximizing the channel fulfillment sourced from the most effective production resource available.

The Company produces a variety of specialty craft beers using traditional European and American brewing methods, using only high-quality hops, malted barley, wheat, rye and other natural ingredients. The Company’s beers are divided into two primary brand families: Widmer Brothers Beers and Redhook Beers. The Company also has brewing, sales and marketing relationships with the Kona Brewery LLC (“Kona”) of Kona, Hawaii. See “Products” below. In addition, CBAI has sales and marketing relationships with Fulton Street Brewing, LLC (“FSB”) of Chicago, Illinois, which brews malt beverages under the brand name Goose Island Beer Company. The Company holds minority equity interests in Kona and FSB.

The Company’s products are widely distributed in the United States in all major retail channels through a distribution agreement with Anheuser-Busch, Incorporated (“A-B”). See “Product Distribution — Relationship with A-B” below.

Merger with Widmer

On November 13, 2007, the Company entered into an Agreement and Plan of Merger with Widmer, which was subsequently amended on April 30, 2008 (“Merger Agreement”). The Merger Agreement provided for a merger (“Merger”) of Widmer with and into the Company.

In seeking to merge with Widmer, the Company believes that the combined entity will be able to secure efficiencies, beyond those that had already been achieved by its existing relationships with Widmer, by using the two companies’ breweries and a national sales force, as well as by reducing duplicate functions. Utilizing the combined breweries offers a greater opportunity to rationalize production capacity in line with product demand. The national sales force of the combined entity will also support further promotion of the products of Kona and FSB. The Company expects that the combined entity may have greater access to capital markets driven by its increased size and expected growth rates.

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

In connection with the Merger, Craft Brands Alliance, LLC (“Craft Brands”), a sales and marketing joint venture between the Company and Widmer, was terminated, with all assets and liabilities merged with and into the Company effective July 1, 2008. All existing agreements, including all associated future commitments and obligations, between the Company and Craft Brands and between Craft Brands and Widmer terminated as a result of the merger of Craft Brands.

The common stock of the Company continues to trade on the Nasdaq Stock Market under the trading symbol “HOOK.”

Industry Background

The Company is a brewer in the craft brewing segment of the U.S. brewing industry. The domestic beer market is comprised of ales and lagers produced by large domestic brewers, international brewers and craft brewers. Shipments of craft beer in the United States in 2008 are estimated by industry sources to have increased by approximately 5.5% over 2007 shipments, after an approximately 12% increase from 2006 to 2007. Craft beer shipments in 2008 and 2007 were approximately 4.0% and 3.8%, respectively, of total beer shipped in the United States. Approximately 8.6 million and 8.1 million barrels were shipped in the United States by the craft beer segment during 2008 and 2007, while total beer sold in the United States including imported beer was 212.7 million barrels and 211.5 million barrels, respectively. The number of craft brewers in the United States grew dramatically from 1994 to 2000, increasing from 627 participants at the end of 1994 and peaking at nearly 1,500 in 2000. At the end of 2008, the number of craft brewers was estimated to be 1,483.

The recent competitive environment has been characterized by two divergent trends; the number and diversity of craft brewers have increased while simultaneously the national domestic brewers have acquired other national domestic and foreign brewers, spurring consolidation in the quest for market share and penetration into emerging global markets. National foreign brewers have also entered the merger and acquisition market. This trend culminated with SABMiller and Molson Coors creating a joint venture, merging their U.S. operations as MillerCoors to better compete with market leader A-B. MillerCoors was momentarily the world’s largest brewer by volume, but was trumped by InBev’s acquisition of A-B, which was consummated in the fourth quarter of 2008. According to industry sources, A-B and MillerCoors accounted for nearly 80% of total beer shipped in the United States, including imports, in 2008.

By the latter half of the 1980s, a new domestic industry segment had developed in response to the increasing consumer demand for fuller-flavored beers. Across the country, a proliferation of specialty brewers, defined as annually selling more than 15,000 barrels but less than two million barrels of craft beer brewed at their own facilities; contract brewers, defined as selling craft beer brewed by a third party to the contract brewer’s specifications; microbreweries, defined as annually selling less than 15,000 barrels; and brewpubs, which are restaurants-breweries selling 25% or more of their brewed product on-site, emerged to form the craft beer industry. This new segment was able to deliver the fuller-flavored products presented by the imported beers while still offering a fresher product than most imports and one which could appeal to local taste preferences. Craft beer producers tend to concentrate on fuller flavors and less on appealing to mass markets. The strength of consumer demand has enabled certain craft brewers, such as the Company, to evolve from microbreweries into regional and national specialty brewers by constructing larger breweries while still adhering to the traditional European brewing methods that typically characterize the craft brewing segment. Industry sources estimate that craft beer produced by regional and national specialty brewers, such as the Company, account for approximately two-thirds of total craft beer sales. Other craft brewers have sought to take advantage of growing consumer demand and excess industry capacity, when available, by contract brewing at underutilized facilities.

Since its formation in the 1980s, the rate at which the craft beer segment has grown has fluctuated. The late 1980s and early 1990s were years of significant growth for the segment, followed by several years of minimal growth in the late 1990s through the early 2000s. Recent industry reports for the performance for the period from 2006 to 2008 indicate favorable trends once again. The craft beer segment’s success has been impacted, both positively and negatively, by the success of the larger specialty beer category as well as changes in the domestic alcoholic beverage market. Imported beers have enjoyed resurgence in demand since the mid-1990s; however, the imported beer segment experienced a decrease in shipments of 3.4% during 2008. Certain national domestic brewers have increased the competition by producing their own fuller-flavored products to compete against craft beers. In 2001 and 2002, flavored malt beverages were introduced to the market, initially gaining significant interest but recently experiencing smaller growth. Finally, the wine and spirits market has seen a surge in recent years, attributable to competitive pricing, television advertising, increased merchandising, and resurgent consumer interest in wine and spirits.

Business Strategy

The Company strives to be the preeminent specialty craft brewing company in the United States, producing the highest quality ale products in company-owned facilities, and marketing and selling them responsibly through its three-tier distribution system.

The central elements of the Company’s business strategy include:

Production of high-quality craft beers.  The Company is committed to the production of a variety of distinctive, flavorful craft beers. The Company brews its craft beers according to traditional European brewing styles and methods, using only high-quality ingredients to brew in company-owned and operated brewing facilities. As a symbol of quality, a number of the Company’s products are Kosher certified by the Orthodox Union, a certification rarely sought by other brewers. The Company does not intend to compete directly in terms of production style, pricing or extensive mass-media advertising typical of large national brands.

Offering a full complement of beers through a robust collection of brand families.  The Company has established a collection of brand families to enable it to match individual brands to a variety of preferences exhibited at the local and regional level. The Company expects this to enable it to deploy brands that will appeal to the idiosyncrasies exhibited within the diversity of local markets throughout the United States. Through the taste profiles and brand awareness created by the Company, customers are able to forge a strong relationship with the targeted brands. The breadth of the Company’s product offerings also provides consumers with the opportunity to match their mood, surroundings and activities within the Company’s brand families.

Strategic distribution relationship with domestic industry leader.  Since October 1994, the Company has maintained a distribution relationship with A-B, pursuant to which the Company distributes its products in substantially all of its markets through A-B’s wholesale distribution network. A-B’s domestic network consists of more than 540 independent wholesale distributors, most of which are geographically contiguous and independently owned and operated, and 12 branches owned and operated by A-B. This distribution relationship with A-B has offered efficiencies in product delivery, state reporting and licensing, billing and collections. The distribution relationship with A-B has also provided the Company with access to A-B distributors at A-B’s distributor conventions, communications about the Company in printed distributor materials, and A-B-supported opportunities for the Company to educate A-B distributors about the Company’s specialty products. The Company believes that these opportunities to access A-B distributors have benefited the Company by creating increased awareness of and demand for CBA products among A-B distributors. The Company has been able to reap the benefits of this distribution relationship with A-B while, as an independent company, maintaining control over the production and marketing of its products. Recent developments in the relationship between A-B and its independent wholesalers have led to an increase in craft and specialty brewers with access to this channel, diminishing the benefit to the Company of this relationship.

Control of production.  Currently, the Company owns and operates all of its brewing facilities to optimize the quality and consistency of its products and to achieve greater control over its production costs. Management believes that its ability to engage in ongoing product innovation and to control product quality provides critical competitive advantages. The Company’s highly automated breweries are designed to produce beer in smaller batches relative to the national domestic brewers. The Company believes that its investment in technology enables it to optimize employee productivity, to contain related operating costs and to produce innovative beer styles and tastes. This brewing configuration provides adequate production flexibility with minimal loss of efficiency and enhanced process reliability. The Company will continue to evaluate production strategies to maximize its brewing efficiency and flexibility to meet market demands.

Sales and marketing efforts focused on identifying and monetizing profitable channel opportunities.  As a result of the Merger, Management believes that the Company will be able to capitalize on the strength of the Craft Brands workforce, utilizing the sales and marketing skills of a diverse talent pool and leveraging the complementary brand families and product offerings to create a unique identity in the distribution channel and with the end consumer. The Company believes that the combination of the three complementary brand families promoted by one focused sales and marketing organization not only delivers financial benefits but also delivers greater impact at the point of sale. The Company will focus its brand families and product offerings on those markets and regions that represent the most significant growth opportunities from the standpoint of sales and profitability.

Promotion of products.  The Company promotes its products through a variety of advertising programs with its wholesalers; by training and educating wholesalers and retailers about the Company’s products; through promotions at local festivals, venues, and pubs; by utilizing its pubs located at the Company’s breweries through price discounting; and, up to July 1, 2008, through Craft Brands. The Company’s principal advertising programs include television, radio, billboards and print advertising (magazines, newspapers, industry publications). The Company also markets its products to distributors, retailers and consumers through a variety of specialized training and promotional methods, including training sessions for distributors and retailers focused on the brewing process, the craft beer segment and the Company’s brand families and product offerings and dissemination of point of sale and promotional support items, such as in-store and signage displays. Promotional methods focused on our consumers include hosting sampling sessions of the Company’s draft products in pubs and restaurants, using promotional items including tap handles, glassware and coasters, and participating in local festivals and sports venues to increase brand name recognition. In addition, the Company’s prominently located breweries feature pubs and retail outlets and offer guided tours to further increase consumer awareness of CBA’s brands.

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

Products

The Company produces a variety of specialty craft beers using traditional European brewing methods. The Company brews its beers using only high-quality hops, malted barley, wheat, rye and other natural ingredients, and does not use any rice, corn, sugar, syrups or other adjuncts. The Company’s beers are marketed on the basis of freshness and distinctive flavor profiles. To help maintain full flavor, the Company’s products are not pasteurized. As a result, it is suggested that they be kept cool so that oxidation and heat-induced aging will not adversely affect the original taste, and that they be distributed and served as soon as possible, generally within three or four months after packaging to maximize freshness and flavor. The Company distributes its products in glass bottles and kegs. The Company expects to begin distributing in the second quarter of 2009 its beer in 5-liter steel cans. The Company applies a freshness date to its products for the benefit of wholesalers and consumers.

The Company’s products are divided into three primary brand families: Widmer Brothers Beers and Redhook Beers, both of which it owns, and Kona Brewing, which it offers through a distribution agreement with Kona. The Company also utilizes its relationship with FSB to market product offerings by Goose Island as complementary to these brand families. In addition, the Company also brews and sells in select markets Pacific Ridge Pale Ale through a licensing arrangement with A-B. This beer is offered only on draft.

Widmer Brothers’ Beers

Widmer Hefeweizen.  Available year-round. The top selling beer within the brand family is a golden, cloudy wheat beer with a pronounced citrus aroma and flavor. This beer is intentionally left unfiltered to create its unique appearance and flavor profile and is usually served with a lemon slice to enhance the beer’s natural citrus notes. This beer’s relatively low alcohol content by volume makes it perfect for consumption as a session beer. Its most recent award, among many, was the 2008 World Cup Gold medal winner for the American-style Hefeweizen category.

Drifter Pale Ale (“Drifter”).  Available year-round beginning in 2009. This beer possesses a unique citrus character, smooth drinkability, and a distinctive hop character. Brewed with generous amounts of Summit hops, a variety known for its intense citrus flavors and aromas, this beer has a taste unique to the Pale Ale category. This beer started as a seasonal offering and was a 2006 Great American Beer Festival (“GABF”) Silver Medal Winner for the American-style Pale Ale category.

Drop Top Amber Ale (“Drop Top”).  Available year-round. Drop Top has a mild fruity aroma that is complimented by toasted malt flavors, a pleasant maple character and a silky smooth finish. This beer was a 2008 GABF Gold Medal Winner for the Bitter or Pale Mild Ale category.

Broken Halo IPA (“Broken Halo”).  Available year-round. Broken Halo is an Indian Pale Ale (“IPA”) that features a bold, citrus hop aroma and bitterness that is balanced by a generous maltiness and a juicy, quenching finish.

W Series.  Available late Winter through early Summer. At the beginning of each year, Widmer introduces a new beer to the market under the W Series. These beers showcase the talents of the Company’s brewers and can range from IPAs to Belgians to bold Red Ales.

Okto.  Available late Summer and Fall. The Okto was the first commercially available Oktoberfest beer brewed in the United States. This beer has subtle hop notes with a mild fruity character, slightly sweet malty flavor and is balanced by mild bitterness.

Brrr.  Available late Fall and Winter. Brrr is a deep red ale with a bold citrus hop aroma and flavor that is complimented by a rich and generous malt sweetness.

Redhook Beers

Long Hammer IPA (“Long Hammer”).  Available year-round. The top-selling beer within the brand family and is a premium English pub-style bitter ale with a pronounced hop profile and aroma, yet is approachable and easy to drink with a dry, crisp finish.

Slim Chance Light Ale (“Slim Chance”).  Available year-round beginning early Spring 2009. Slim Chance is brewed in the blonde-style tradition, using a wide variety of golden-kilned malts, a touch of wheat and subtle aroma hops. At 125 calories per 12 ounces, Slim Chance combines the best attributes of a crisp, refreshing ale with the benefit of having fewer calories.

Redhook ESB (“ESB”).  Available year-round. The ESB is a rich, copper-colored ale with a balanced flavor profile featuring toasted malts, fresh hops and a pleasant finishing sweetness.

Blackhook Porter (“Blackhook”).  Available year-round. A London-style porter, Blackhook has an ebony tone, a pleasant toasted character produced by highly roasted barley, and a dark malt flavor suggesting coffee and chocolate, balanced by lively hopping.

Copperhook Ale (“Copperhook”).  Available in late Winter & Spring. This ale is cold fermented so beer drinkers can enjoy its full flavored characteristics. With its brilliant copper color, Copperhook has a light maltiness, pleasant hop aroma, and distinctive citrus flavor.

Sunrye Ale (“Sunrye”).  Available in Summer. Gently roasted barley, delicate hops and a touch of rye combine for a well balanced yet lighter style ale. Slightly unfiltered to exude a pearl glow, Sunrye is styled for warm weather refreshment. This beer’s relatively low alcohol content by volume makes it perfect for consumption as a session beer. Sunrye was a 2006 GABF Gold Medal winner in the Rye beer category.

Late Harvest Autumn Ale (“Late Harvest”).  Available late Summer and Fall. Late Harvest is a robust, yet well-balanced beer with a toasted malt aroma and flavor that is complimented by a complex Saaz hop profile.

Winterhook.  Available late Fall and Winter. A rich, holiday ale formulated specially each year for cold-weather enjoyment, Winterhook typically is deep in color and rich in flavor, with complex flavors and a warm finish. The Company usually changes the style of this ale every year.

Kona Brewing Beers

Longboard Lager.  Available year-round. Kona’s top selling beer and flagship brand is a traditionally brewed lager with a delicate, slightly spicy hop aroma that is complimented by a fresh, malt forward flavor and a smooth, refreshing finish.

Fire Rock Pale Ale (“Fire Rock”).  Available year-round. Fire Rock is a crisp “Hawaiian Style” pale ale with pronounced citrus and floral hop aromas and flavors that are backed up by a generous malt profile.

Wailua Wheat (“Wailua”).  Available Spring and Summer. Wailua is a golden, sun colored ale with a bright, citrusy flavor. This beer is brewed with a touch of tropical passion fruit to impart a slightly tart and crisp finish.

Pipeline Porter (“Pipeline”).  Available Fall and Winter. Pipeline is smooth and dark with distinctive, roasty aroma and earthy flavor. This ale is brewed with fresh 100% Kona coffee to impart a rich complexity not found in many beers. Pipeline was a 2007 GABF Bronze Medal winner in the Coffee Flavored beer category.

New Products and Brands.  In an effort to remain current with shifting consumer style and flavor preferences, the Company routinely analyzes its brand families and product offering to identify beer styles or consumer taste preferences that it is under serving or missing entirely. After identifying a potentially new product offering, the Company will attempt to determine whether it may have offered this style in a previous incarnation, either on a one-time basis or as a limited run seasonal. When the Company determines that it has previously brewed this style or taste profile, the Company’s marketing department may modify the brand identity and the associated packaging as required to align with the stated consumer preference. Several of the Company’s current offerings, including Drifter and Broken Halo, were developed through this process. In the case where the Company has not brewed this style or taste profile in the past, it may use its Rose Quarter pilot brewhouse to brew an experimental or new beer. The Company then may offer this experimental or new brew directly to consumers through on-premise test marketing at its own pubs and exclusive retail sites or it may refine this product through customer preference and focus group testing. If the initial consumer reception of an experimental or new brew appears to meet the desired taste profile, the Company develops a brand identity to solidify the consumer perception of the product. Drop Top is an example of a product offering developed by the Company in this manner. The Company believes that its continued success will be based on its ability to be attentive and responsive to consumer desires for new and distinctive tastes, and capacity to meet these desires with original and novel taste profiles while maintaining consistently high product quality.

Contract brewing.  Prior to the Merger, the Company also sold Widmer Hefeweizen in the Midwest and Eastern United States under an arrangement with Widmer. Beginning in 2003, the Company entered into a licensing agreement with Widmer to produce and sell the Widmer Hefeweizen product in states east of the Mississippi River. In March 2007, the distribution territory was expanded to include all of the Company’s Midwest markets, and then modified again in the fourth quarter of 2007, when Widmer exercised its contractual right to exclude the state of Texas from the distribution territory. The licensing agreement automatically renewed on February 1, 2008 and was in effect until the Merger was consummated. In conjunction with this agreement, Redhook discontinued brewing and selling its “Hefe-weizen” brand beer, and during the term of this agreement, Redhook did not brew, advertise, market, or distribute any product that was labeled or advertised as a “Hefeweizen” or any similar product in the agreed-upon Midwest and eastern territory. The Company believes that this agreement increased capacity utilization and strengthened the Company’s product portfolio. Pursuant to the licensing arrangement, the Company shipped 12,500 and 28,800 barrels of Widmer Hefeweizen during the first six months of 2008 and for the year ended December 31, 2007, respectively. Licensing fees paid to Widmer under this agreement totaling $165,000 and $432,000 are reflected in the Company’s statements of operations for the corresponding periods.

Brewing Operations

The Brewing Process.  Beer is made primarily from four natural ingredients: malted grain, hops, yeast and water. The grain most commonly used in brewing is barley. The Company uses the finest barley malt, using predominantly strains of barley having two rows of grain in each ear. A broad assortment of hops may be used as some varieties best confer bitterness, while others are chosen for their ability to impart distinctive aromas to the beer. Most of the yeasts used to induce or augment fermentation of beer are of the species Saccharomyces cerevisiae, a top-fermenting yeast used in ale production, or of the species Saccharomyces uvarum, a bottom-fermenting yeast used to produce lagers.

The brewing process begins when the malt supplier soaks the barley in water, thereby initiating germination, and then dries and cures the grain through kilning. This process, referred to as malting, breaks down protein so that starches in the grain can be easily extracted by the brewer. The malting process also imparts color and flavor characteristics to the grain. The cured grain, referred to as malt, is then sold to the brewery. At the brewery, various malts are cracked by milling, and mixed with warm water. This mixture, or mash, is heated and stirred in the mash tun, allowing the simple carbohydrates and proteins to be converted into fermentable sugars. Naturally occurring enzymes facilitate this process. The mash is then strained and rinsed in the lauter tun to produce a residual liquid, high in fermentable sugars, called wort, which then flows into a brew kettle to be boiled and concentrated. Hops are added during the boil to impart bitterness, balance and aroma. The specific mixture of hop types used further affects the flavor and aroma of the beer. After the boil, the wort is strained and cooled before it is moved to a fermentation cellar, where specially cultured yeast is added to induce fermentation. During fermentation, the sugars from the wort are metabolized by the yeast, producing carbon dioxide and alcohol. Some of the carbon dioxide is recaptured and absorbed back into the beer, providing a natural source of carbonation. After fermentation, the beer is cooled for several days while the beer is clarified and full flavor develops. Filtration, the final step for a filtered beer, removes unwanted yeast. At this point, the beer is in its peak condition and ready for bottling or keg racking. The entire brewing process of ales, from mashing through filtration, is typically completed in 14 to 21 days, depending on the formulation and style of the product being brewed.

Brewing Equipment.  The Company uses highly automated brewing equipment at its three main brewery facilities and also operates a small, manual brewpub-style brewing system.

Since 1994, the Company has owned and operated a brewing location in Woodinville, Washington, a suburb of Seattle (“Washington Brewery”). The Washington Brewery employs a 100-barrel mash tun, lauter tun, wort receiver, wort kettle, whirlpool kettle; five 70,000-pound, one 35,000-pound and two 25,000-pound grain silos; two 100-barrel, fifty-four 200-barrel and ten 600-barrel fermenters; and two 300-barrel and four 400-barrel bright tanks.

As a result of the Merger, the Company owns and operates two facilities in Portland, Oregon. These facilities are its largest capacity brewery (“Oregon Brewery”) and its pilot brewhouse at the Rose Quarter (“Rose Quarter Brewery”). The Oregon Brewery is comprised of a 230-barrel mash tun, lauter tun, wort receiver, wort kettle, whirlpool kettle; two 100,000-pound and two 25,000-pound grain silos; six 1,000-barrel, six 1,500-barrel and six 750-barrel fermenters as well as 14 smaller fermenters; and five 200-barrel, four 250-barrel and three 160-barrel bright tanks. The Rose Quarter Brewery is the Company’s smallest brewery with a 10-barrel mash tun, lauter tun, wort receiver, wort kettle, whirlpool kettle; three 10-barrel fermenters; and a 10-barrel bright tank. The Rose Quarter is a sports and entertainment venue featuring two multi-purpose arenas, including the home arena for the National Basketball Association’s Portland Trail Blazers professional basketball team.

Since 1996, the Company has owned and operated a brewing location in Portsmouth, New Hampshire (“New Hampshire Brewery”). The New Hampshire Brewery employs a 100-barrel mash tun, lauter tun, wort receiver, wort kettle, whirlpool kettle; four 70,000-pound and two 35,000-pound grain silos; nine 100-barrel, two 200-barrel and thirty-four 400-barrel fermenters; four 400-barrel, two 200-barrel, one 600-barrel and one 130-barrel bright tanks, and an anaerobic waste-water treatment facility that completes the process cycle.

Packaging.  The Company packages its craft beers in bottles, kegs and beginning in 2009, 5-liter steel cans. All of the Company’s breweries have fully automated bottling and keg lines. The bottle filler at all of the breweries utilizes a carbon dioxide environment during bottling ensuring that minimal oxygen is dissolved in the beer, thereby extending product shelf life.

Quality Control.  The Company monitors production and quality control at all of its breweries, with central coordination at the Oregon Brewery. All of the breweries have an on-site laboratory where microbiologists and lab technicians supervise on-site yeast propagation, monitor product quality, test products, measure color and bitterness, and test for oxidation and unwanted bacteria. The Company also regularly utilizes outside laboratories for independent product analysis.

Ingredients and Raw Materials.  The Company currently purchases a significant portion of its malted barley from two suppliers and its premium-quality select hops, mostly grown in the Pacific Northwest, from competitive sources. The Company also periodically purchases small lots of European hops that it uses to achieve a special hop character in certain of its beers. In order to ensure the supply of the hop varieties used in its products, the Company enters into supply contracts for its hop requirements. The Company believes that comparable quality malted barley and hops are available from alternate sources at competitive prices, although there can be no assurance that pricing would be consistent with the Company’s current arrangements. The Company currently cultivates its own Saccharomyces cerevisiae yeast supply and maintains a separate, secure supply in-house. The Company has access to multiple competitive sources for packaging materials, such as labels, six-pack carriers, crowns and shipping cases.

Product Distribution

The Company’s products are available for sale to consumers in draft and bottles at restaurants, bars and liquor stores, as well as in bottles at supermarkets, warehouse clubs, convenience stores and drug stores. Like substantially all craft brewers, the Company’s products are delivered to these retail outlets through a network of local distributors whose principal business is the distribution of beer and, in some cases, other alcoholic beverages, and who traditionally have distribution relationships with one or more national beer brands. The Company offers products directly to consumers at the Company’s three on-premise retail establishments located at the Company’s production breweries. The Forecasters Public House and the Cataqua Public House at the Washington Brewery and the Portsmouth Brewery, respectively, offer Redhook-branded products. The Gasthaus Pub and Restaurant at the Oregon Brewery offers Widmer-branded products.

The Company’s products have been distributed in 48 of the 50 states since 1997, primarily due to a series of distribution agreements, either directly executed with A-B or indirectly maintained via Craft Brands. These agreements allowed the Company access to A-B’s national distribution network to distribute its products. The current form of the distribution agreement for Widmer-, Redhook- and Kona-branded products was signed in 2004, (“A-B Distribution Agreement”), as amended July 1, 2008, pursuant to which the Company sells its product through sales to A-B and movement of its product through the A-B distribution network.

Effective July 1, 2008, the Company executed an agreement to which A-B is a party, modifying and amending the A-B Distribution Agreement, among other agreements, to reflect A-B’s consent to the Merger (“Consent and Amendment Agreement”). The Consent and Amendment Agreement extended the expiration date of the A-B Distribution Agreement by four years; and modified, in part, the scope of the distribution area to include those regions that were previously covered under agreements between the Company and Craft Brands, which was primarily the Western United States. Presently, substantially all of the Company’s products distributed in the United States by a wholesaler are distributed pursuant to the amended A-B Distribution Agreement.

For the period from July 2004 to the effective date of the Merger, the Company was party to agreements with Widmer with respect to the operation of Craft Brands. Under this arrangement, the Company sold its product to Craft Brands at a price substantially below wholesale pricing levels; Craft Brands, in turn, advertised, marketed, sold and distributed this product to wholesale outlets in the western United States via a distribution agreement between Craft Brands and A-B.

For additional information regarding the Company’s relationship with A-B and Craft Brands, see “Relationship with A-B” and “Relationship with Craft Brands” below.

A-B distributes its products throughout the United States through a network of more than 540 independent wholesale distributors, most of whom are geographically contiguous and independently owned and operated, and 12 branches owned and operated by A-B. The Company believes that the typical A-B distributor is financially stable and has both a long-standing presence and a substantial market share of beer sales in its territory. According to industry sources, A-B’s products accounted for 49.2% of total beer shipped by volume in the United States in 2008.

The Company chose to align itself with A-B initially on a limited basis, expanding further in 1997, and then again through the 2004 A-B Distribution Agreement, which along with the distribution agreement then held by Craft Brands with A-B, garnered the Company access to quality distribution throughout the United States. The Company was the first and is the largest independent craft brewer to have a formal distribution agreement with a major U.S. brewer. Management believes that the Company’s competitors in the craft beer segment generally negotiate distribution relationships separately with distributors in each locality and, as a result, typically distribute through a variety of wholesalers representing differing national beer brands with uncoordinated territorial boundaries. Because A-B’s distributors are assigned territories that generally are contiguous, the distribution relationship with A-B enables the Company to reduce the gaps and overlaps in distribution coverage often experienced by the Company’s competitors.

In 2008 and 2007, the Company sold approximately 328,600 barrels and 107,900 barrels, respectively, to A-B through the A-B Distribution Agreement, accounting for 77.3% and 34.0%, respectively, of the Company’s sales volume for the period. During these same periods, the Company shipped approximately 58,100 barrels and 121,900 barrels to Craft Brands, representing 13.7% and 38.5%, respectively, of the Company’s sales volume.

Relationship with Anheuser-Busch, Incorporated

In July 2004, the Company executed three agreements with A-B, the A-B Distribution Agreement, an exchange and recapitalization agreement (“Exchange Agreement”), and a registration rights agreement, which collectively, represent the framework of its current relationship with A-B. On July 1, 2008, the Company and A-B entered into a Consent and Amendment Agreement pursuant to which A-B consented to the Merger, and the A-B Distribution Agreement and the Exchange Agreement were amended to reflect the effects of the Merger and to amend pricing under the A-B Distribution Agreement.

Pursuant to the amended Exchange Agreement, A-B is entitled to designate two members of the board of directors of the Company. A-B also generally has the contractual right to have one of its designees observe each committee of the board of directors of the Company. The amended Exchange Agreement also contains limitations on the Company’s ability to take certain actions without A-B’s prior consent, including but not limited to the Company’s ability to issue equity securities or acquire or sell assets or stock, amend its Articles of Incorporation or bylaws, grant board representation rights, enter into certain transactions with affiliates, distribute its products in the United States other than through A-B or as provided in the A-B Distribution Agreement, or voluntarily delist or terminate its listing on the Nasdaq Stock Market. Further, if the A-B Distribution Agreement is terminated, A-B has the right to solicit and negotiate offers from third parties to purchase all or substantially all of the assets or securities of the Company or to enter into a merger or consolidation transaction with the Company and the right to cause the board of directors of the Company to consider any such offer.

The amended A-B Distribution Agreement provides for the distribution of Widmer-, Redhook- and Kona-branded products in all states, territories and possessions of the United States, including the District of Columbia. Prior to the Merger, the A-B Distribution Agreement covered distribution in the Midwest and Eastern United States, with the Western United States being covered via the distribution agreement with Craft Brands. Under the amended A-B Distribution Agreement, the Company has granted A-B the first right to distribute the Company’s products, including products marketed by the Company under any agreements between Kona and the Company, and any new products. The Company is responsible for marketing its products to A-B’s distributors, as well as to retailers and consumers. The A-B distributors then place orders with the Company through A-B for the Company’s products, except for those states where state law requires the Company to sell directly to the wholesaler, such as in Washington state. The Company separately packages and ships these orders in refrigerated trucks to the A-B distribution center closest to the distributor or, under certain circumstances, directly to the distributor.

Effective in 2008, A-B modified the restrictions around its program associated with its decade-long policy of rewarding with financial incentives those wholesalers and distributors that exclusively distributed products within the A-B brand family and its allies, including the Company’s products. Introduced in 1996, the intent of the program was to create ‘100 percent share of Mind’ of the core A-B brands and create barriers of entry for rival brands. However, with the increasing market share and resulting financial significance of the specialty and craft beer segments, wholesalers and distributors negotiated with A-B to allow them to carry a small volume of specialty and local craft brands without forgoing the financial incentives associated with the exclusivity program. Media reports indicated that at the height of this program, 70 percent of A-B sales were made through wholesalers and distributors carrying only the A-B and alliance brands, but this amount has steadily declined to its present level at less than 60 percent. Under the current version of the program, a second tier is available for those wholesalers and distributors who may carry up to three percent of their volume in competitive beer brands and non-alcohol brands, but retain the financial incentives of being designated an aligned A-B wholesaler or distributor. This modification has led to increased direct competition as many specialty, regional and local craft brewers are able to access the distribution channels through which the Company markets its products.

The amended A-B Distribution Agreement has a term that expires on December 31, 2018, subject to automatic renewal for an additional ten-year period unless A-B provides written notice of non-renewal to the Company on or prior to June 30, 2018. The amended A-B Distribution Agreement is also subject to early termination, by either party, upon the occurrence of certain events. The amended A-B Distribution Agreement may be terminated immediately, by either party, upon the occurrence of any one or more of the following events:

1) a material default by the other party in the performance of any of the provisions of the A-B Distribution Agreement or any other agreement between the parties, which default is either:

i. curable within 30 days, but is not cured within 30 days following written notice of default; or

ii. not curable within 30 days and either:

a) the defaulting party fails to take reasonable steps to cure as soon as reasonably possible following written notice of such default; or

b) such default is not cured within 90 days following written notice of such default;

2) default by the other party in the performance of any of the provisions of the amended A-B Distribution Agreement or any other agreement between the parties, which default is not described in 1) above and which is not cured within 180 days following written notice of such default;

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

5) the institution of bankruptcy, reorganization, insolvency or liquidation proceedings by or against the other party without such proceedings being dismissed within 90 days from the date of the institution thereof; or

6) any representation or warranty made by the other party under or in the course of performance of the amended A-B Distribution Agreement that is false in any material respects.

Additionally, the amended A-B Distribution Agreement may be terminated by A-B, upon six months’ prior written notice to the Company, in the event:

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

3) the current chief executive officer of the Company ceases to function as chief executive officer and within six months of such cessation a successor satisfactory in the sole, good faith discretion of A-B is not appointed. The change from the co-chief executive positions to Terry Michaelson assuming the sole chief executive officer position in November 2008 was confirmed as satisfactory by A-B;

4) the Company is merged or consolidated into or with any other entity or any other entity merges or consolidates into or with the Company; or

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

As of December 31, 2008 and 2007, A-B owned approximately 35.8% and 33.1%, respectively, of the Company’s Common Stock.

Fees.  Generally, the Company pays the following fees to A-B in connection with the sale of the Company’s products:

Margin and Additional Margin.  In connection with all sales through the A-B Distribution Agreement, the Company pays a Margin fee to A-B (“Margin”). The Margin does not apply to sales from the Company’s retail operations or to dock sales. Through the period ended effective with the Merger, the Margin also did not apply to the Company’s sales to Craft Brands as it would have paid a comparable fee to A-B on its resale of the product. The A-B Distribution Agreement also provides that the Company shall pay an additional fee to A-B on all shipments that exceed fiscal year 2003 shipments in the same territory (the “Additional Margin”). The calculation of the 2003 shipment levels was adjusted at the time of the Merger to include the shipments of Widmer and Kona and to increase the affected territory to include sales in the Western states for the applicable period. As the shipments in the applicable territories exceeded the restated 2003 shipments, the Company paid A-B the Additional Margin on 89,800 barrels and 30,000 barrels, respectively. The Margin and Additional Margin are reflected as a reduction of sales in the Company’s statements of operations.

Invoicing Cost.  Since July 1, 2004, the invoicing cost is payable on sales through the A-B Distribution Agreement. The fee does not apply to sales by the Company’s retail operations or to dock sales. Additionally, the fee did not apply to the Company’s sales to Craft Brands as it would have paid a comparable fee to A-B. The basis for this charge is number of pallet lifts. The fee per pallet lift is generally adjusted on January 1 of each year under the terms of the A-B Distribution Agreement.

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

Inventory Manager Fee.  The Inventory Manager Fee is paid to reimburse A-B for a portion of the salary of a corporate inventory management employee, a substantial portion of whose responsibilities are to coordinate and administer logistics of the Company’s product distribution to wholesalers. From 2004 to the time of the Merger, this fee has remained relatively constant; however, as a result of the Merger and the associated increase in coordination responsibilities associated with the shipment levels for Widmer and Kona, the Inventory Manager Fee was increased to $208,000 per year.

The Invoicing Cost, Staging Cost, Cooperage Handling Charge and Inventory Manager Fee are reflected in cost of sales in the Company’s statements of operations. These fees totaled approximately $205,000 and $150,000 for the years ended December 31, 2008 and 2007, respectively.

Wholesaler Support Center Fee.  In certain instances, the Company may ship its product to A-B wholesaler support centers rather than directly to the wholesaler. Wholesaler support centers assist the Company by consolidating small wholesaler orders with orders of other A-B products prior to shipping to the wholesaler. A wholesaler support center fee of $179,000 and $171,000 is reflected in the Company’s statements of operations for the years ended December 31, 2008 and 2007, respectively.

The Company purchased certain materials, primarily bottles and other packaging materials, through A-B totaling $17.1 million and $9.6 million in 2008 and 2007, respectively. During 2008, the Company paid A-B amounts totaling $989,000 for media purchases and advertising services.

Management believes that the benefits of the distribution arrangement with A-B, particularly the increased sales volume and efficiencies in delivery, state reporting and licensing, billing and collections, are significant to the Company’s business. The Company believes that the existence of the amended A-B Distribution Agreement, presentations by Company management at A-B’s distributor conventions, A-B communications about CBA in printed distributor materials, and A-B supported opportunities for CBA to educate A-B distributors about its specialty products have resulted in increased awareness of and demand for CBA products among A-B’s distributors.

If the amended A-B Distribution Agreement were terminated early, as described above, it would be extremely difficult for the Company to rebuild its distribution network without a severe negative impact on the Company’s sales and results of operations. It is likely that the Company would need to raise additional funds to develop a new distribution network. It is possible that under the changes to A-B’s exclusivity program wholesalers and distributors within the A-B alliance presently carrying the Company’s products could continue to carry the Company’s products within the three percent allowance offered to aligned wholesalers and distributors without financial penalty to them. In this event, the Company might not be required to rebuild its existing distribution network; however, if it were required to do so, there is no guarantee that the Company would be able to successfully rebuild all, or part, of its distribution network or that any additional financing would be available when needed, or that any such financing would be on commercially reasonable terms.

Relationship with Craft Brands Alliance LLC

Craft Brands was a joint venture sales and marketing entity formed by the Company and Widmer in July 2004. The Company and Widmer manufactured and sold their product to Craft Brands at a price substantially below wholesale pricing levels; Craft Brands, in turn, advertised, marketed, sold and distributed the product to wholesale outlets in the western United States through a distribution agreement between Craft Brands and A-B. The western states covered in the distribution agreement were Alaska, Arizona, California, Colorado, Hawaii, Idaho, Montana, New Mexico, Nevada, Oregon, Washington and Wyoming. Due to state liquor regulations, the Company sold its product in Washington state directly to third-party beer distributors and returned a portion of the revenue to Craft Brands based upon a contractually determined formula.

Until the effective date of the Merger, the Company and Widmer were each 50% members of Craft Brands, with each holding rights to designate two directors to Craft Brands’ six member board. A-B held the rights to designate the other two directors. Profits and losses of Craft Brands were generally shared between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively. The Company and Widmer had entered into an operating agreement with regards to Craft Brands (“Operating Agreement”), which governed the operations of Craft Brands and the obligations of its members, including capital contributions, loans and allocations of profits and losses. In connection with the Merger, Craft Brands was also merged with and into the Company effective July 1, 2008. All existing agreements, including the Operating Agreement, all associated future commitments and obligations between the Company and Craft Brands and between Craft Brands and Widmer terminated as a result of the merger of Craft Brands.

As a result of the merger with Craft Brands, the Company adjusted its residual investment in and wrote off its net receivable from Craft Brands to the total purchase consideration, which resulted in increases to goodwill of $339,000 and $21,000, respectively.

Prior to Craft Brands’ merger into the Company, the Company had assessed its investment in Craft Brands pursuant to the provisions of FASB Interpretation No. 46 Revised, Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51 (“FIN 46R”). In applying FIN 46R, the Company did not consolidate the financial statements of Craft Brands with the financial statements of the Company, but instead accounted for its investment in Craft Brands under the equity method, as outlined by Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”). The Company recognized its share of the net earnings of Craft Brands by an increase to its investment in Craft Brands on the Company’s balance sheet and recognized income from equity investment in the Company’s statements of operations. Any cash distributions received or the Company’s share of losses reported by Craft Brands were reflected as a decrease in investment in Craft Brands on the Company’s balance sheet. Prior to the merger of Craft Brands, the Company did not control the amount or timing of cash distributions by Craft Brands.

Prior to Craft Brands’ merger, the Company’s share of the earnings of Craft Brands contributed a significant portion of income to the Company’s results of operations. In accordance with Rule 8-03(b)(3) of

Regulation S-X, the Company has presented selected financial data for Craft Brands in Part II, Item 8. Financial Statements and Supplementary Data, Note 7. “Equity Investments.”

Sales and Marketing

The Company promotes its products through a variety of means, including a) creating and executing a range of advertising programs with its wholesalers; b) training and educating wholesalers and retailers about the Company’s products; c) promoting the Company’s name, product offering and brands, and experimental beers at local festivals, venues and pubs; d) utilizing the pubs located at the Company’s three production breweries; e) discounting its sales price to create competitive advantage within the market place; and f) until the Merger, utilizing Craft Brands to create greater brand identity.

The Company advertises its products through an assortment of media, including television, radio, billboard, print and the internet, in key markets and by participating in a co-operative program with its distributors whereby the Company’s spending is matched by the distributor. The Company believes that the financial commitment by the distributor helps align the distributor’s interests with those of the Company, and the distributor’s knowledge of the local market results in an advertising and promotion program that is targeted in a manner that will best promote the Company’s products.

The Company incurs costs for the promotion of its products through a variety of advertising programs with its wholesalers and downstream retailers. The Company’s sales and marketing staff offers education, training and other support to wholesale distributors of the Company’s products. Because the Company’s wholesalers generally also distribute much higher volume national beer brands and frequently other specialty brands, a critical function of the sales and marketing staff is to elevate each distributor’s awareness of the Company’s products and to maintain the distributor’s interest in promoting increased sales of these products. This is accomplished primarily through personal contact with each distributor, including on-site sales training, educational tours of the Company’s breweries, and promotional activities and expenditures shared with the distributors. The Company’s sales representatives also provide other forms of support to wholesale distributors, such as direct contact with restaurant and grocery chain buyers, direct involvement in the in-store display design; stacking, merchandising and exhibition of beer inventory, and dissemination of point-of-sale materials to the off-premise retailer.

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

The Company’s breweries also play a significant role in increasing consumer awareness of the Company’s products and enhancing its image as a craft brewer. Many visitors take tours at the Company’s breweries. All of the Company’s breweries have a retail pub on-site where the Company’s products are served. In addition, the breweries have meeting rooms that the public can rent for business meetings, parties and holiday events, and that the Company uses to entertain and educate distributors, retailers and the media about the Company’s products. See Item 2. Properties. At its pubs, the Company also sells various items of apparel and memorabilia bearing the Company’s trademarks, which creates further awareness of the Company’s beers and reinforces the Company’s quality image.

To further promote retail bottled product sales and in response to local competitive conditions, the Company regularly offers “post-offs,” or price discounts, to distributors in most of its markets. Distributors and retailers usually participate in the cost of these price discounts.

Prior to the Merger, the Craft Brands joint sales and marketing organization served the operations of Redhook and Widmer in the Western Territory by advertising, marketing, selling and distributing both companies’ products to wholesale outlets through a distribution agreement between Craft Brands and A-B. Similar to the Company, Craft Brands promoted its products through a variety of advertising programs with its wholesalers, through training and education of wholesalers and retailers, through promotions at local festivals, venues, and pubs, by utilizing the pubs located at the Company’s three breweries, and through price discounting. Management believes that, in addition to having achieved certain synergies through combined sales and marketing forces, Craft Brands was able to capitalize on both companies’ sales and marketing skills and complementary product portfolios. The Company believes that the combination of the two brewers’ complementary brand portfolios, led by one focused sales and marketing organization, will not only deliver financial benefits, but will also deliver greater impact at the point-of-sale.

Seasonality

Sales of the Company’s products generally reflect a degree of seasonality, with the first and fourth quarters historically being the slowest and the other two quarters typically demonstrating stronger sales. The volume of sales may also be affected by weather conditions. Therefore, the Company’s results for any quarter may not be indicative of the results that may be achieved for the full fiscal year.

Competition

The Company competes in the highly competitive craft brewing market as well as in the much larger specialty beer market, which encompasses producers of imported beers, major national brewers that have introduced fuller-flavored products, and large spirit companies and national brewers that produce flavored alcohol beverages. Beyond the beer market, craft brewers have also faced increasing competition from producers of wines and spirits. See “Industry Background” above.

Competition within the domestic craft beer segment and the specialty beer market is based on product quality, taste, consistency and freshness, ability to differentiate products, promotional methods and product support, transportation costs, distribution coverage, local appeal and price.

The craft beer segment is highly competitive due to the proliferation of small craft brewers, including contract brewers, and the large number of products offered by such brewers. Craft brewers have also encountered more competition as their peers expand distribution. Just as the Company expanded distribution of its products to markets outside of its home in the Pacific Northwest, so have other craft brewers expanded distribution of their products to other regions of the country, leading to an increase in the number of craft brewers in any given market. Competition also varies by regional market. Depending on the local market preferences and distribution, the Company has encountered strong competition from microbreweries, from regional specialty brewers as well as several national craft brewers. Because of the large number of participants and number of different products offered in this segment, the competition for bottled product placements and especially for draft beer placements has intensified. Although certain of these competitors distribute their products nationally and may have greater financial and other resources than the Company, management believes that the Company possesses certain competitive advantages, including its Company-owned production facilities and its relationships with A-B.

The Company also competes against producers of imported brands, such as Heineken, Corona Extra, and Guinness. Most of these foreign brewers have significantly greater financial resources than the Company. Although imported beers currently account for a greater share of the U.S. beer market than craft beers, the Company believes that craft brewers possess certain competitive advantages over some importers, including lower transportation costs, no importation costs, proximity to and familiarity with local consumers, a higher degree of product freshness, eligibility for lower federal excise taxes and absence of currency fluctuations.

In response to the growth of the craft beer segment, most of the major domestic national brewers have introduced fuller-flavored beers, including some of their bigger product launches in the wheat category. While these product offerings are intended to compete with craft beers, many of them are brewed according to methods used by these brewers in their other product offerings. The major national brewers have significantly greater financial resources than the Company and have access to a greater array of advertising and marketing tools to create product awareness of these offerings. Although increased participation by the major national brewers increases competition for market share and can heighten price sensitivity within the craft beer segment, the Company believes that their participation tends to increase advertising, distribution and consumer education and awareness of craft beers, and thus may ultimately contribute to further growth of this industry segment.

In the past several years, several major distilled spirits producers and national brewers have introduced flavored alcohol beverages. Products such as Smirnoff Ice, Bacardi Silver and Mike’s Hard Lemonade have captured sizable market share in the higher priced end of the malt beverage industry. The Company believes sales of these products, along with strong growth in the imported and craft beer segments of the malt beverage industry, contributed to an increase in the overall U.S. alcohol market. The success of the flavored alcohol beverages will likely subject the Company to increased competition.

Competition for consumers of craft beers has also come from wine and spirits. Some of the growth in the past five years in the wine and spirits market, industry sources believe, has been drawn from the beer market. Media reports indicate that the U.S. beer market has lost nearly 1% share of alcohol beverage servings per year since 2003. This trend showed signs of abating in 2008, with wine and spirits being also impacted by the economic downturn. Despite this, industry sources indicate that the wine industry will experience its fourteenth consecutive year of growth by volume and the spirits industry its tenth consecutive year of growth by volume. This growth appears to be attributable to competitive pricing, television advertising, increased merchandising, and increased consumer interest in wine and spirits. Recently, the wine industry has been aided, on a limited basis, by its ability to sell outside of the three tier system allowing sales to be made directly to the consumer.

A significant portion of the Company’s sales continue to be in the Pacific Northwest and in California, which the Company believes are among the most competitive craft beer markets in the United States, both in terms of number of participants and consumer awareness. The Company believes that these areas offer significant competition to its products, not only from other craft brewers but also from the growing wine market and from flavored alcohol beverages. This intense competition is magnified because some of the Company’s brands are viewed as being relatively mature. Focus studies in the past have indicated that, while the Company’s brands do possess brand awareness among target consumers, it also appeared to not attract key consumers who seem to be more interested in experimenting with new products. The Company’s recent marketing efforts have been to focus on new product introductions and generating consumer interest in these offerings while strengthening the identities of the Company’s flagship brands.

Regulation

The Company’s business is highly regulated at Federal, state and local levels. Various permits, licenses and approvals necessary to the Company’s brewery and pub operations and the sale of alcoholic beverages are required from various agencies, including the U.S. Treasury Department, Alcohol and Tobacco Tax and Trade Bureau (“TTB”), the U.S. Department of Agriculture, the U.S. Food and Drug Administration, state alcohol regulatory agencies for the states in which the Company sells its products, and state and local health, sanitation, safety, fire and environmental agencies. In addition, the beer industry is subject to substantial federal and state excise taxes, although smaller brewers producing less than two million barrels annually, including the Company, benefit from favorable treatment.

Management believes that the Company currently has all of the licenses, permits and approvals required for its current operations. However, existing permits or licenses could be revoked if the Company was to fail to comply with the terms of such permits or licenses and additional permits or licenses may be required in the future for the Company’s existing operations or as a result of the Company expanding its operations in the future. If licenses, permits or approvals required for the Company’s brewery or pub operations were unavailable or unduly delayed, or if any such permits or licenses that it currently holds were to be revoked, the Company’s ability to conduct its business could be substantially and adversely affected.

Alcoholic Beverage Regulation and Taxation.  All of the Company’s breweries and pubs are subject to licensing and regulation by a number of governmental authorities. The Company operates its breweries under federal licensing requirements imposed by the TTB. The TTB requires the filing of a “Brewer’s Notice” upon the establishment of a commercial brewery; and the filing of an amended Brewers’ Notice any time there is a material change in the brewing or warehousing locations, brewing or packaging equipment, brewery’s ownership, officers or directors. The Company’s operations are subject to audit and inspection by the TTB at any time.

In addition to the regulations imposed by the TTB, the Company’s breweries are subject to federal and state regulations applicable to wholesale and retail sales, pub operations, deliveries and selling practices in those states in which the Company sells its products. Failure of the Company to comply with these regulations could result in limitations on the Company’s ability to conduct its business. Revocation of a TTB permit may result from failure to pay taxes, to keep proper accounts, to pay fees, to bond premises, to abide by federal alcoholic beverage production and distribution regulations, or if holders of 10% or more of the Company’s shares are found to be of questionable character. Permits issued by state regulatory agencies may be revoked for many of the same reasons.

The U.S. federal government currently levies an excise tax of $18 per barrel on beer sold for consumption in the United States; however, brewers that produce less than two million barrels annually are taxed at $7 per barrel on the first 60,000 barrels shipped, with shipments above this amount taxed at the normal rate. While the Company is not aware of any plans by the federal government to reduce or eliminate this benefit to small brewers, any such reduction in a material amount would have an adverse effect on the Company. In addition, the Company will lose the benefit of this rate structure if its annual production exceeds the two million barrel threshold. Certain states also levy excise taxes on alcoholic beverages, which have also been subject to change. It is possible that excise taxes may be increased in the future by the federal government or any state government or both. In the past, increases in excise taxes on alcoholic beverages have been considered in connection with various governmental budget-balancing or funding proposals. Any such increases in excise taxes, if enacted, could adversely affect the Company.

Federal and State Environmental Regulation.  The Company’s brewery operations are subject to environmental regulations and local permitting requirements and agreements regarding, among other things, air emissions, water discharges and the handling and disposal of hazard wastes. While the Company has no reason to believe the operations of its facilities violate any such regulation or requirement, if such a violation were to occur, or if environmental regulations were to become more stringent in the future, the Company could be adversely affected.

Dram Shop Laws.  The serving of alcoholic beverages to a person known to be intoxicated may, under certain circumstances, result in the server being held liable to third parties for injuries caused by the intoxicated customer. The Company’s pubs have addressed this issue by maintaining relatively reasonable hours of operations and routinely performing training for their personnel. Significant uninsured damage awards against the Company could adversely affect the Company’s financial condition.

Trademarks

The Company has obtained U.S. trademark registrations for its numerous products including its proprietary bottle designs. Trademark registrations generally include specific product names, marks and label designs. The Widmer and Redhook marks and certain other Company marks are also registered in various foreign countries. The Company regards its Widmer, Redhook and other trademarks as having substantial value and as being an important factor in the marketing of its products. The Company is not aware of any infringing uses that could materially affect its current business or any prior claim to the trademarks that would prevent the Company from using such trademarks in its business. The Company’s policy is to pursue registration of its trademarks in its markets whenever possible and to oppose vigorously any infringement of its trademarks.

Employees

At December 31, 2008, the Company employed approximately 400 people, including 150 employees in the pubs, restaurant and retail stores, 126 employees in production, 85 personnel in sales and marketing, and

33 employees in corporate and administration. Of these, 87 people in the pubs and 1 person in production were part-time employees. The Company believes its relations with its employees to be good.

Available Information

Our Internet address is www.craftbrewers.com. There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission (“SEC”). Our SEC reports can be accessed through the investor relations section of our Web site. The information found on our Web site is not part of this or any other report we file with or furnish to the SEC.

Item 1A.	Risk Factors

Cautionary Language Regarding Forward-Looking Statements. This report contains “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include the discussion of our business strategies and expectations concerning future operations, margins, profitability, liquidity and capital resources. In addition, in certain portions of this report, the words “anticipate,” “project,” “believe,” “estimate,” “may,” “will,” “expect,” “plan” and “intend” and similar expressions, as they relate to us or our management, are intended to identify forward looking statements. These forward looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward looking statements. These statements are based upon the current expectations and assumptions of, and on information available to, our management. Further, investors are cautioned that, unless required by law, we do not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. In addition to specific factors that may be described in connection with any particular forward-looking statement, factors that could cause actual results to differ materially from those expressed or implied by the forward looking statements include (but are not limited to) the following:

Our business is sensitive to reductions in discretionary consumer spending, which may result from the recent downturn in the U.S. economy.  Consumer demand for luxury or perceived luxury goods, including craft beer, are sensitive to downturns in the economy and the corresponding impact on discretionary spending. Changes in discretionary consumer spending or consumer preferences brought about by the factors such as perceived or actual general economic conditions, job losses and the resultant rising unemployment rate, the current housing crisis, the current credit crisis, perceived or actual disposable consumer income and wealth, the current U.S. economic recession and changes in consumer confidence in the economy, could significantly reduce customer demand for craft beer in general, and the products we offer specifically. Certain of our core markets, particularly in the West, have been harder hit by the economic recession, with job loss and unemployment rates in excess of the national averages. Furthermore, any of these factors may cause consumers to substitute our products with the fuller-flavored national brands or other more affordable, although lower quality, alternatives available to the consumers. In either event, this would likely have a significant negative impact on our operating results.

We are partially capitalized with long-term debt.  As of December 31, 2008, we have approximately $33.2 million in outstanding borrowed debt, principally financed by one lender. The terms of the loan agreement require that we meet certain financial covenants. Although we expect to meet these covenants in the future, we were unable to meet the covenants associated with our loan agreement in the past, requiring us to seek modification of the agreement and the associated covenants with our lenders. We may not be able to generate financial results sufficient to meet the financial covenant measurements, which would cause us to be in violation of the loan agreement. Failure to meet the covenants required by the loan agreement is an event of default and, at its option, the lender could deny a request for a waiver and declare the entire outstanding loan balance immediately due and payable. In such a case, we would seek to refinance the loan with one or more lenders, potentially at less desirable terms. Given the current economic environment and the tightening of lending standards by many financial institutions, including some of the banks that we might seek credit from, there can be no guarantee that additional financing would be available at commercially reasonable terms, if at all.

We are dependent upon our continuing relationship with A-B.  Substantially all of our products are sold and distributed through A-B. If our relationship with A-B deteriorates, distribution of our products will suffer significant disruption and such event will have a long-term severe negative impact on our sales and results of operations, as it would be extremely difficult to rebuild a distribution network. In such an event, we would be faced with finding another national distribution partner similar to A-B, and entering into a complex distribution arrangement with that entity, or negotiating separate distribution agreements with individual distributors throughout the United States. Currently, we distribute our product through a network of more than 540 independent wholesale distributors, most of whom are geographically contiguous and independently owned and operated, and 12 branches owned and operated by A-B. If we had to negotiate separate agreements with individual distributors, such an undertaking would require a significant amount of time to complete, during which our products would not be distributed. It would also be extremely difficult for us to build a distribution network as seamless and contiguous as the one we currently enjoy through A-B. Additionally, we would need to raise significant capital to fund the development of a new distribution network and continue operations. There can be no guarantee that financing would be available when needed, or that any such financing would be on commercially reasonable terms. Given the difficulty that we would face if we needed to rebuild our distribution network, if the current distribution arrangement with A-B were to be terminated, we may not be able to continue as a going concern. We believe that the benefits of the relationship that we have enjoyed with A-B, in particular distribution and material cost efficiencies, have offset the costs associated with the relationship. However, there can be no assurance that these costs will not have a negative impact on our sales revenues and results of operations. A-B has introduced products and may in the future introduce additional new products or form relationships with other companies with products that compete with our products. Introduction of and support by A-B of these competing products may reduce wholesaler attention and financial resources committed to our products. There is no assurance that we will be able to successfully compete in the marketplace against other A-B supported products. Such an increase in competition could cause our sales and results of operations to be adversely affected.

We may be unable to successfully integrate our operations and realize all of the anticipated benefits of the Merger.  We acquired Widmer with the expectation that, among other things, we would be able to capitalize on the opportunities for synergies in expanding the breweries and efficiently utilizing the available production capacity, implementing a national sales strategy and reducing costs associated with duplicate functions and to become a stronger and more competitive company. We have achieved some of these benefits; however, there are some benefits that we have not yet achieved and hope to achieve in the future. There can be no assurance that these synergies will be realized within the time periods contemplated or that they will be realized at all. There also can be no assurance that our integration with Widmer will result in the realization of the full benefits that we anticipated.

Our cost saving initiatives may not generate sufficient liquidity.  Management has focused aggressively on identifying areas within the Company that can yield significant cost savings, whether driven by the synergies of the Merger and integration or generated by general cost-reduction programs, and has executed appropriate measures to secure these savings. The Company has been implementing these cost savings initiatives since the Merger and will continue to do so into 2009. Management believes that the Company can meet its normal cash flow requirements and comply with the terms of its loan agreement, but there is no assurance that it can do so. The failure to satisfy our working capital requirements could have a material adverse effect on our financial position and future operations.

Our agreements with A-B contain limitations on our ability to engage in or reject certain transactions, including acquisitions and changes of control.  The amended Exchange Agreement requires us to obtain the consent of A-B prior to taking certain actions, or to offer to A-B a right of first refusal, including the following:

•	issuing equity securities;

•	acquiring or selling assets or stock;

•	amending our articles of incorporation or bylaws;

•	granting board representation rights to others;

•	entering into certain transactions with affiliates;

•	distributing our products in the United States other than through A-B or as provided in the amended distribution agreement with A-B;

•	distributing or licensing the production of any malt beverage product in any country outside of the United States; or

•	voluntarily delisting or terminating our listing on the Nasdaq Stock Market.

Additionally, A-B has the right to terminate the amended A-B Distribution Agreement if any competitor of A-B acquires more than 10% of our outstanding common stock.

Further, if the amended A-B Distribution Agreement is terminated, A-B has the right to solicit and negotiate offers from third parties to purchase all or substantially all of our assets or securities or to enter into a merger or consolidation transaction with us and the right to cause the board of directors to consider any such offer. The practical effect of the foregoing restrictions is to grant A-B the ability to veto certain transactions that management may believe to be in the best interest of our shareholders, including our expansion through acquisitions of other craft brewers or new brands, mergers with other brewing companies or our distribution of our products outside the United States. As a result, our results of operations and the trading price of our common stock may be adversely affected.

A-B has significant control and influence over us.  As of December 31, 2008, A-B owns approximately 35.8% of our outstanding common stock and, under the amended Exchange Agreement, has the right to appoint two designees to our board of directors and to observe the conduct of all board committees. As a result, A-B is able to exercise significant control and influence over us and matters requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions, such as another merger or other sale of our assets. This could limit the ability of other shareholders to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control of us. In addition, A-B may have actual or potential interests that diverge from the rest of our shareholders. The securities markets may also react unfavorably to A-B’s ability to influence certain matters involving us, which could have a negative impact on the trading price of our common stock.

We do not know what impact, if any, the acquisition of Anheuser-Busch by InBev (now Anheuser-Busch Inbev) will have on our business.  On November 18, 2008, InBev completed the acquisition of the parent company of A-B and changed the acquiring entity’s name to Anheuser-Busch Inbev to reflect the combined operations. Anheuser-Busch Inbev is the leading global brewer, one of the world’s top five consumer products companies, headquartered in Leuven, Belgium. Anheuser-Busch InBev manages a portfolio of over 200 brands that includes global flagship brands Stella Artois and Beck’s, in addition to A-B’s Budweiser. As mentioned previously, A-B has a significant ownership stake in the Company. We do not know what impact, if any, the acquisition of A-B by Anheuser-Busch InBev will have on our distribution or ownership relationships with A-B.

We are dependent on our distributors for the sale of our products.  Although substantially all of our products are sold and distributed through A-B, we continue to rely heavily on distributors, most of which are independent wholesalers, for the sale of our products to retailers. Any disruption in the ability of the wholesalers, A-B, or us to distribute products efficiently due to any significant operational problems, such as wide-spread labor union strikes, the loss of a major wholesaler as a customer or the termination of the distribution relationship with A-B, could hinder our ability to get our products to retailers and could have a material adverse impact on our sales and results of operations.

Increased competition could adversely affect sales and results of operations.  We compete in the highly competitive craft brewing market as well as in the much larger specialty beer market, which encompasses producers of import beers, major national brewers that produce fuller-flavored products, and large spirit companies and national brewers that produce flavored alcohol beverages. Beyond the beer market, craft brewers have also faced competition from producers of wines and spirits. Increasing competition could cause our future sales and results of operations to be adversely affected. Our rate of future growth in sales revenues is volatile and could be negative. We have historically operated with little or no backlog and, therefore, our ability to predict sales for future periods is limited.

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

Operating breweries at production levels substantially below their current designed capacities could negatively impact our gross margins.  At December 31, 2008, the annual working capacity of our breweries totaled approximately 797,000 barrels. Due to many factors, including seasonality, production schedules of various draft products and bottled products and packages, and expected production losses, actual production capacity will always be less than working capacity. We believe that capacity utilization of the breweries will fluctuate throughout the year, and even though we expect that capacity of our breweries will be efficiently utilized during periods when our sales are strongest, there likely will be periods when the capacity utilization will be lower. If we are unable to achieve significant sales growth, the resulting excess capacity and unabsorbed overhead will have an adverse effect on our gross margins, operating cash flows and overall financial performance. We will periodically evaluate whether we expect to recover the costs of our production facilities over the course of their useful lives. If facts and circumstances indicate that the carrying value of these long-lived assets may be impaired, an evaluation of recoverability will be performed in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, by comparing the carrying value of the assets to projected future undiscounted cash flows along with other quantitative and qualitative analyses. If we determine that the carrying value of such assets does not appear to be recoverable, we will recognize an impairment loss by a charge against current operations.

Due to our concentration of sales in the Pacific Northwest and California, our results of operations and financial condition may be subject to fluctuations in regional economic conditions.  A significant portion of our sales have been in the Pacific Northwest and California and, consequently, business may be adversely affected by changes in economic and business conditions nationally and specifically within these areas. In 2008, approximately one third of beer shipped by the Company was to wholesalers located in Oregon and Washington. Shipments to California wholesalers represented approximately another one quarter of the Company’s total shipments, resulting in a total concentration approaching 60% in these three western states. We also believe these regions are among the most competitive craft beer markets in the United States, both in terms of number of market participants and consumer awareness. The Pacific Northwest and California offer significant competition to our products, not only from other craft brewers but also from the increasing wine market and from flavored alcohol beverages. This intense competition is magnified because certain of our brands are viewed as being relatively mature.

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

Changes in consumer preferences or public attitudes about our products could reduce demand.  If consumers were unwilling to accept our products or if general consumer trends caused a decrease in the demand for beer, including craft beer, it would adversely impact our sales and results of operations. If the flavored alcohol beverage market, the wine market, or the spirits market continues to grow, this could draw consumers away from our products and have an adverse effect on sales and results of operations. Further, the alcoholic beverage industry has become the subject of considerable societal and political attention in recent years due to increasing public concern over alcohol-related social problems, including drunk driving, underage drinking and health consequences from the misuse of alcohol. If beer consumption in general were to fall out of favor among domestic consumers, or if the domestic beer industry were subjected to significant additional governmental regulation, our operations could be adversely affected.

We are dependent upon the services of our key personnel.  If we lose the services of any members of senior management or key personnel for any reason, we may be unable to replace them with qualified personnel, which could have a material adverse effect on our operations. Additionally, the loss of Terry Michaelson as our chief executive officer, and the failure to find a replacement satisfactory to A-B, would be a default under the amended A-B Distribution Agreement. We do not carry key person life insurance on any of our executive officers.

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

We are subject to governmental regulations affecting our breweries and pubs; the costs of complying with governmental regulations, or our failure to comply with such regulations, could affect our financial condition and results of operations.  Our breweries and pubs are subject to licensing and regulation by a number of governmental authorities, including the TTB, the U.S. Department of Agriculture, the U.S. Food and Drug Administration, state alcohol regulatory agencies in the states in which we sell our products, and state and local health, sanitation, safety, fire and environmental agencies. Failure to comply with applicable federal, state or local regulations could result in limitations on our ability to conduct business. TTB permits can be revoked for failure to pay taxes, to keep proper accounts, to pay fees, to bond premises, or to abide by federal alcoholic beverage production and distribution regulations, or if holders of 10% or more of our common stock are found to be of questionable character. TTB permits are also required in connection with establishing a commercial brewery, expanding or modifying existing brewing operations, entering into a contract brewing arrangement, and entering into an alternating proprietorship agreement, such as our arrangement with Kona. Other permits or licenses could be revoked if we fail to comply with the terms of such permits or licenses, and additional permits or licenses could be required in the future for existing or expanded operations. Because our sales objective and growth plans may rely on any one of these approaches, if licenses, permits or approvals necessary for our brewery or pub operations were unavailable or unduly delayed, or if any permits or licenses that we hold were to be revoked, our ability to conduct business could be substantially and adversely affected.

Management believes that the Company currently has all of the licenses, permits and approvals required for its current operations. However, the Company does business in almost every state with its products being distributed though the A-B distribution network, and for many of these states, relies on the licensing, permitting and approvals maintained by A-B. If a state or a number of states required the Company to obtain its own licensing, permitting or approvals to operate within the state’s boundaries, a combination of events may occur, including a disruption of sales or significant increases in compliance costs. If licenses, permits or approvals not previously required for the sale of the Company’s malt beverage products were to be suddenly required, the Company’s ability to conduct its business could be substantially and adversely affected.

An increase in excise taxes could adversely affect our financial condition or results of operations.  The U.S. federal government currently levies an excise tax of $18 per barrel on beer sold for consumption in the United States; however, brewers that produce less than two million barrels annually at taxed at $7 per barrel on the first 60,000 barrels shipped, with the remainder of the shipments taxed at the normal rate. While we are not aware of any plans by the federal government to reduce or eliminate this benefit to small brewers, any such reduction in a material amount could have an adverse effect on our financial condition and results of operations. In addition, we would lose the benefit of this rate structure if our annual production exceeds the two million barrel threshold. Certain states also levy excise taxes on alcoholic beverages, which have also been subject to change. It is possible that excise taxes will be increased in the future by either the federal government or any state government or both. In the past, increases in excise taxes on alcoholic beverages have been considered in connection with various governmental budget-balancing or funding proposals. Due in part to the economic recession and the follow-on effect on state budgets, a number of states are proposing legislation, including a key market in the state of Oregon, which would lead to significant increases in the excise tax rate on alcoholic beverages for their states. Any such increases in excise taxes, if enacted, would adversely affect our financial condition or results of operations.

Changes in state laws regarding distribution arrangements may adversely impact our operations.  In 2006, the Washington state legislature enacted legislation removing the long-standing requirement that small producers of wine and beer distribute their products through wholesale distributors, thus permitting these small producers to distribute their products directly to retailers. The law further provides that any brewery that produces more than 2,500 barrels annually may distribute its products directly to retailers, if its distribution facilities are physically separate and distinct from its production facilities. The legislation stipulates that prices charged by a brewery must be uniform for all distributors and retailers, but does not mandate the price retailers may charge consumers. Our operations will continue to be substantially impacted by the Washington state regulatory environment, and while it is difficult to predict what impact, if any, this law will have, the beer and wine market is likely to experience an increase in competition that could cause future sales and results of operations to be adversely affected. This law may also impact the financial stability of Washington state wholesalers on which we rely.

Other states in which we have a significance sales presence may enact similar legislation, which is likely to have the same or similar effect on the competitive environment for those states. An increase in the competitive environment in those states could have an adverse effect on our future sales and results of operations.

We may experience a shortage of kegs necessary to distribute draft beer.  We distribute our draft beer in kegs that are owned by us as well as leased from a third-party vendor. During periods when we experience stronger sales, we may need to rely on kegs leased from A-B and the third-party vendor to address the additional demand. If shipments of draft beer increase, we may experience a shortage of available kegs to fill sales orders. If we cannot meet our keg requirements through either lease or purchase, we may be required to delay some draft shipments. Such delays could have an adverse impact on sales and relationships with wholesalers and A-B. As well, we may decide to pursue other alternatives for leasing or purchasing kegs. There is no assurance, though, that we will be successful in securing additional kegs.

Our key raw materials may continue to increase in cost and adequate supplies may become even more difficult to secure.  According to industry and media sources, the cost of barley, wheat and hops, all primary ingredients in our products, have increased significantly in the prior two years. Media sources explain that the cost of barley increased 48% from August 2006 through June 2007, largely driven by a lower supply of barley as farmers shifted their focus to growing corn, a key component of biofuels. The beer industry appears to also be experiencing a decline in the supply of hops, driven by a number of factors: excess supply in the 1990s led some growers to switch to more lucrative crops, resulting in an estimated 40% decrease in worldwide hop-growing acreage; poor weather in eastern Europe and Germany caused substantial hops crop losses in 2007; hops crop production in England has declined approximately 85% since the mid-1970s; and 2007 U.S., New Zealand, and Australia hops crop yields were only average. Wheat exports have increased by 30% because of the weak U.S. dollar and poor worldwide harvests, leading to U.S. supplies of wheat that are at the lowest levels in 60 years. While we have historically utilized fixed price contracts to secure adequate supplies of key raw materials, including barley, wheat and hops, recent fixed price contracts reflect current market pricing that is significantly higher than historical pricing. If we experience difficulty in securing our key raw materials or continue to experience increases in the cost of these materials, it would adversely affect our financial condition or results of operations.

Loss of income tax benefits could negatively impact our results of operations.  As of December 31, 2008, our deferred tax assets were primarily comprised of federal net operating losses (“NOLs”) of $29.1 million, or $9.9 million tax-effected; state NOL carryforwards of $299,000 tax-effected; and federal and state alternative minimum tax credit carryforwards of $183,000 tax effected. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income during the periods in which those temporary differences become deductible. As of December 31, 2008, we recorded a valuation allowance of $1.0 million against certain of our deferred tax assets based on our assessment that it was more likely than not that these deferred tax assets would not be realized. To the extent that we continue to generate NOLs in the future, or otherwise are unable to generate adequate taxable income in future periods, we may be unable to recognize additional tax benefits. In addition, we may be required to record an increase to the valuation allowance to provide for other deferred tax assets in the event that our assessment is that they are more likely than not to not be realized.

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

Our common stock could be de-listed from the NASDAQ Global Market if our stock price were to trade below $1.00 per share for an extended period of time.  Since the beginning of 2009, our stock price has been trading in a range from $0.86 to $1.27 per share. Under NASDAQ’s Marketplace Rule 4450(a)(5), (“Rule”) any Company whose stock has a closing bid price less than $1.00 for 30 consecutive days may be subject to a de-listing proceeding instigated by the NASDAQ. On October 16, 2008, NASDAQ announced that it had suspended the enforcement of the Rule until January 19, 2009, and then on December 23, 2008, NASDAQ announced the suspension of enforcement of this rule until April 20, 2009. In the event that we receive notice that our common stock is being subjected to de-listing procedures from the NASDAQ Global Market, NASDAQ rules permit us to appeal any de-listing determination by the NASDAQ staff to a NASDAQ Listing Qualifications Panel. Alternatively, NASDAQ may permit us to transfer the listing of our common stock to the NASDAQ Capital Market if we satisfy the requirements for initial inclusion set forth in Marketplace Rule 4310(c), except for the bid price requirement. We will continue to monitor the bid price for our common stock and consider various options available to us if our common stock does not trade at a level that is likely to maintain compliance or the NASDAQ does not further extend the suspension of the Rule.

Delisting from the NASDAQ Global Market could have an adverse effect on our business and on the trading of our common stock. If a delisting of our common stock from the NASDAQ Stock Market were to occur, our common stock would trade on the OTC Bulletin Board or on the “pink sheets” maintained by the National Quotation Bureau, Inc. Such alternatives are generally considered to be less efficient markets, and our stock price, as well as the liquidity of our common stock, may be adversely impacted as a result.

The expiration of lock-up agreements entered into with certain Widmer shareholders in connection with the Merger could cause the market price of our common stock to decline.  As a condition to the closing of the Merger, certain shareholders of Widmer executed lock-up agreements pursuant to which these holders generally agreed that, from the closing date of the Merger to the first anniversary of the closing, they will not directly or indirectly sell or otherwise transfer any shares of our common stock then held or thereafter acquired without the consent of our board of directors. These Widmer shareholders received 4,002,343 shares of our common stock pursuant to the Merger, which represents approximately 23.6% of the outstanding shares as of December 31, 2008. Upon the expiration of the lock-up agreements, all of these shares will be available for sale in the public market, subject to volume, manner of sale and other limitations under Rule 144 in the case of shares held by any of these shareholders who are affiliates of the Company. Such sales in the public market after the lock-up agreements expire, or the perception that such sales could occur, could cause the market price of our common stock to decline.

Our relationships with Kona and FSB may not provide anticipated benefits.  As a result of the Merger, we have a 20% equity interest in Kona and a 42% equity interest in FSB; however as a result of the Merger, we recorded these investments as our percentage share of the associated fair value of the entities, resulting in an amount greater than our percentage share of the net book value of the corresponding entity. As a result of declines deemed to be other than temporary in the estimated future profitability of these entities, we recorded charges to loss on impairment of $100,000 and $1.3 million associated with our corporate investment in Kona and FSB, respectively, for the year ended December 31, 2008. If the sales or operations of Kona or FSB experience further declines that are deemed to be other than temporary in nature and substantial in volume or quantity, our analyses of the fair values of these equity investments as compared with their carrying values may indicate that additional impairment losses have been incurred. Any such impairment losses would be charged against current operations.

The fair value of our intangible Widmer trademark asset may decrease further.  One of the assets acquired in the Merger was the intangible Widmer trademark, which we recorded at its estimated fair value of $16.3 million as of the effective date of the Merger. As a result of a decrease in the estimated cash flows associated with this asset, our analysis concluded that a decrease in the fair value of this asset had occurred. This resulted in our recognizing a loss on impairment of this asset of $6.5 million during the fourth quarter of 2008. If the current recession causes a reduction in consumer demand, or we, for any other reason, experience a decrease in sales growth, a further decrease in the cash flows projected to be generated by this asset may occur. If this decrease is significant, our analysis of the fair value of this intangible asset as compared with its carrying value may indicate that an additional impairment loss has been incurred. Any such impairment loss would be charged against current operations.

We do not intend to pay and are limited in our ability to declare or pay dividends, accordingly, shareholders must rely on stock appreciation for any return on their investment in us.  We do not anticipate paying cash dividends in the future. Further, due to our loan agreement with Bank of America, N.A. (“BofA”) as modified, we are not able to declare or pay a dividend without our lender’s prior consent. As a result, only appreciation of the price of our common stock will provide a return to shareholders. Investors seeking cash dividends should not invest in our common stock.

Our modified credit agreement limits our near-term capital expenditures.  Maintaining our facilities or entering into new product or packaging introduction may require incremental capital expenditures; however, per the terms of our borrowing arrangement with our lender, our capital expenditures will be limited in each of the first two quarters of 2009 to specified amounts. If the capital expenditures necessary to maintain our facilities or bring new products or packaging to market are greater than the amounts to which we are limited by this arrangement, our ability to maintain or increase sales growth could be impaired, which could materially adversely affect our business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company currently owns and operates three highly automated small-batch breweries, the Washington Brewery, the Portland Brewery and the New Hampshire Brewery, as well as a small, manual brewpub-style brewing system at the Rose Quarter Brewery. The Company leases the sites upon which the New Hampshire Brewery and Rose Quarter Brewery are located, in addition to its office space and warehouse locations in Portland, Oregon for its corporate, administrative and sales functions. These operating leases expire at various times between 2011 and 2047. Certain of these leases are with entities that have members that include related parties to the Company. See Notes 16 and 17 to the Financial Statements included elsewhere herein for further discussion regarding these arrangements.

The Washington Brewery.  The Washington Brewery, located on approximately 22 acres (17 of which are developable) in Woodinville, Washington, a suburb of Seattle, is across the street from the Chateau Ste. Michelle Winery and next to the Columbia Winery. The Washington Brewery is comprised of an approximately 88,000 square-foot building, a 40,000 square-foot building and an outdoor tank farm. The two buildings house a 100-barrel brewhouse, fermentation cellars, filter rooms, grain storage silos, a bottling line, a keg filling line, dry storage, two coolers and loading docks. The brewery includes a retail merchandise outlet and the Forecasters Public House, a 4,000 square-foot family-oriented pub that seats 200 patrons and features an outdoor beer garden that seats an additional 200 people. Additional entertainment facilities include a 4,000 square-foot special events room accommodating up to 250 people. The brewery also houses office space, in a portion of which some of the Company’s Operations staff are located. The remaining space is leased out to a third party through October 2009. The Company purchased the land in 1993 and believes that its value has appreciated. The brewery’s annual production capacity as of year end 2008 was approximately 230,000 barrels, which is also the expected annual production capacity for 2009. The Company’s annual production capacity is estimated assuming a total of two weeks shut down for maintenance and other interruptions, and also assumes a standard mix of brands and package changes.

The Oregon Brewery.  The Oregon Brewery, located in Portland, Oregon, is comprised of an approximately 135,000 square-foot building housing the primary brewery equipment, a 40,000 square-foot building and a 10,000 square-foot addition. The three structures house a 230-barrel brewhouse, fermentation cellars, filter rooms, grain storage silos, a bottling line, a keg filling line, dry storage, two coolers and loading docks. The brewery includes a retail merchandise outlet and the Gasthaus Pub and Restaurant, a 3,100 square-foot family-oriented pub that seats 125 patrons. There are also two special events rooms that combined represent 3,700 square feet and can accommodate up to 125 people. The brewery also houses office space, where most of the Company’s corporate and sales and marketing staff are located. The brewery’s annual production capacity as of year end 2008 is approximately 377,000 barrels, which is also the expected annual production capacity for 2009.

The New Hampshire Brewery.  The New Hampshire Brewery is located on approximately 23 acres in Portsmouth, New Hampshire. The Company leases the land under a contract that expires in 2047, with an option to renew for up to two seven-year extensions. The New Hampshire Brewery is modeled after the Washington Brewery and is similarly equipped, but is larger in design, covering 125,000 square feet to accommodate all phases of the Company’s brewing operations under one roof. Also included is a retail merchandise outlet; the Cataqua Public House, a 4,000 square-foot family-oriented pub with an outdoor beer garden, and a special events room accommodating up to 250 people. Production began in October 1996, with an initial brewing capacity of approximately 100,000 barrels per year. In order to accommodate sales growth, the Company has steadily expanded the production capacity at this location. As of December 31, 2008, the brewery’s annual production capacity is approximately 190,000 barrels, which is also the expected annual production capacity for 2009.

The Rose Quarter Brewery.  The Company also operates a second location in Portland, Oregon, which is a pilot 10-barrel brewhouse at the Rose Quarter. The Rose Quarter is a sports and entertainment venue featuring two multi-purpose arenas, including the home arena for the National Basketball Association’s Portland Trail Blazers professional basketball team.

Substantially all of the personal property and the real properties associated with the Oregon Brewery and the Washington Brewery secure the Company’s loan agreement with BofA. See Notes 6 and 9 to the Financial Statements included elsewhere herein.

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

None.

Executive Officers of the Company

Terry E. Michaelson (55) — Chief Executive Officer

Mr. Michaelson has served as the Company’s sole Chief Executive Officer since November 13, 2008 and was the Company’s Co-Chief Executive Officer prior to that beginning with the effective date of the Merger, July 1, 2008. He served as President of Craft Brands from July 2004 to July 1, 2008. From March 1995 to June 2004, he served as Chief Operating Officer and Executive Vice President of Widmer Brothers Brewing Company (Widmer), and from August 1993 to June 2004, Mr. Michaelson served as a director of Widmer. From January 1994 to February 1995, he served as Director of Operations of Widmer.

Mark D. Moreland (44) — Chief Financial Officer and Treasurer

Mr. Moreland has served as the Company’s Chief Financial Officer and Treasurer since August 19, 2008 and prior to that was the Company’s Chief Accounting Officer, beginning with the effective date of the Merger. From April 1, 2008 to June 30, 2008, Mr. Moreland served as Chief Financial Officer of Widmer Brothers Brewing Company. He was Executive Vice President and Chief Financial Officer of Knowledge Learning Corporation from July 2006 to November 2007. From July 2005 to June 2006, Mr. Moreland held the positions of Interim CFO, Senior Vice President — Finance and Treasurer with Movie Gallery, Inc., which operates the Movie Gallery and Hollywood Entertainment video rental chains. From August 2002 to July 2005, he was Senior Vice President, Finance and Treasurer of Hollywood Entertainment Corporation, which Movie Gallery, Inc. acquired in April 2005. Movie Gallery and each of its U.S. affiliates filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code on October 16, 2007, and the plan of reorganization was subsequently confirmed by the U.S. Bankruptcy Court in 2008.

V. Sebastian Pastore (42) — Vice President, Brewing Operations and Technology

Mr. Pastore has served as Vice President, Brewing Operations and Technology for the Company since the Merger. Prior to that, Mr. Pastore has served as Vice President of Brewing of Widmer from March 2002 to the effective date of the Merger. From June 2000 to March 2002, he worked for Coca-Cola Enterprises. From December 1994 to June 2000, Mr. Pastore worked at Widmer serving as the Director of Brewing and from January 1990 to November 1994, he served as the Assistant Brewmaster.

Martin J. Wall (37) — Vice President, Sales

Mr. Wall has served as Vice President, Sales for the Company since the Merger. Prior to that, Mr. Wall served as Vice President of Sales of Craft Brands from July 2004 to the effective date of the Merger. From September 2000 to June 2004, he served as Vice President of Sales of Widmer. Prior to September 2000, Mr. Wall held various positions at Widmer, including Market Manager and Brewery Representative.

There is no family relationship between any of the directors or executive officers of the Company, except that Kurt R. Widmer, the Chairman of the Company’s Board, is the brother of Robert Widmer, who serves as the Company’s Vice President of Corporate Quality Assurance and Industry Relations, a non-executive position.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock trades on the Nasdaq Stock Market under the trading symbol HOOK. The table below sets forth, for the fiscal quarters indicated, the reported high and low sale prices of the Company’s Common Stock, as reported on the NASDAQ Stock Market:

	High	Low

2008
First quarter	$6.63	$4.00
Second quarter	$4.90	$3.85
Third quarter	$4.89	$2.78
Fourth quarter	$3.80	$1.11
2007
First quarter	$7.80	$5.00
Second quarter	$8.08	$6.17
Third quarter	$8.21	$5.68
Fourth quarter	$7.11	$5.84

As of March 16, 2009, there were 690 common stockholders of record, although the Company believes that the number of beneficial owners of its common stock is substantially greater.

The Company has not paid any dividends during the past 10 years, and has never declared or paid normal or ordinary dividends during its existence. Under the terms of the Company’s loan agreement with Bank of America, N.A. (“BofA”) as modified, the Company may not declare or pay dividends without our lender’s consent. The Company anticipates that for the foreseeable future, all earnings, if any, will be retained for the operation and expansion of its business and that it will not pay cash dividends. The payment of dividends, if any, in the future will be at the discretion of the board of directors and will depend upon, among other things, future earnings, capital requirements, restrictions in future financing agreements, the general financial condition of the Company and general business conditions.

Item 6.	Selected Financial Data

Not applicable.

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

The Company believes that the combined entity has the potential to secure efficiencies, beyond those that had already been achieved by its existing relationships with Widmer, in utilizing the two companies’ breweries and a national sales force, as well as by reducing duplicate functions. Utilizing the combined breweries offers a greater opportunity to rationalize production capacity in line with product demand. The national sales force of the combined entity will support further promotion of the products of its corporate investments, Kona Brewery LLC (“Kona”), which brews Kona malt beverage products, and to a lesser extent, the Fulton Street Brewery, LLC (“FSB”), which brews Goose Island malt beverage products. The Company also expects that the combined entity may have greater access to capital markets driven by its increased size and expected growth rates.

Overview

Since its formation, the Company has focused its business activities on the brewing, marketing and selling of craft beers in the United States. The Company generated gross sales of $86.0 million and a net loss of $33.3 million for the year ended December 31, 2008, compared with gross sales of $46.5 million and a net loss $939,000 for the corresponding period in 2007. The Company generated a loss per share of $2.63 on 12.7 million shares for fiscal year 2008 compared with a loss per share of $0.11 on 8.3 million shares for fiscal year 2007. The results for the year ended December 31, 2008 reflect a non-cash charge of $30.6 million as a loss on impairment of assets recorded by the Company due to its analysis at year end of the estimated fair value of certain assets that were acquired by the Company in the Merger as compared to their respective carrying value in light of current economic circumstances. The comparability of the two fiscal periods is further impacted by the Merger.

The Company’s sales volume (shipments) increased 34.1% to 424,900 barrels in 2008 as compared with 316,900 barrels in 2007, due primarily to shipments of Widmer- and Kona-branded products in the second half of 2008 as a result of the Merger. Sales in the craft beer industry generally reflect a degree of seasonality, with the first and fourth quarters historically being the slowest and the rest of the year typically demonstrating stronger sales. The Company has historically operated with little or no backlog, and its ability to predict sales for future periods is limited.

Since July 1, 2008, the Company has produced its specialty bottled and draft Redhook-branded and Widmer-branded products in its four Company-owned breweries, one in the Seattle suburb of Woodinville, Washington (“Washington Brewery”), another in Portsmouth, New Hampshire (“New Hampshire Brewery”), and two in Portland, Oregon. The two in Portland, Oregon are the Company’s largest production facility (“Oregon Brewery”) and its smallest, a manual brewpub-style brewery at the Rose Quarter (“Rose Quarter Brewery”). The Company sells these products in addition to the Kona branded products predominantly to Anheuser-Busch, Incorporated (“A-B”) and its network of wholesalers pursuant to the July 1, 2004 Master Distributor Agreement (the “A-B Distribution Agreement”), as amended. These products are available in 48 states.

In addition to the sale of Redhook-branded and Widmer-branded beer, the Company also earns revenue in connection with two operating agreements with Kona — an alternating proprietorship agreement and a distribution agreement. Pursuant to the alternating proprietorship agreement, Kona produces a portion of its malt beverages at the Oregon Brewery. The Company sells raw materials to Kona prior to production beginning and receives from Kona a facility leasing fee based on the barrels brewed and packaged at the Company’s brewery. These sales and fees are reflected as revenue in the Company’s statements of operations. Under the distribution agreement, the Company purchases and distributes product manufactured by Kona and then markets, sells and distributes the Kona-branded products pursuant to the A-B Distribution Agreement. As Kona’s distributor, the Company also markets, sells and distributes any Kona-branded products manufactured at the Company’s Oregon Brewery.

The Company also derives other revenues from sources including the sale of retail beer, food, apparel and other retail items in its three brewery pubs. The Company added the third pub, located in Portland, Oregon and attached to the Oregon Brewery, in the Merger.

In conjunction with the Merger, the Company acquired from Widmer a 20% equity ownership in Kona and a 42% equity ownership in FSB, brewer of Goose Island-branded products. Both investments are accounted for under the equity method, as outlined by Accounting Principles Board Opinion (“APB”) No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”).

From July 1, 2004 through June 30, 2008, the Company produced its specialty bottled and draft Redhook-branded products at the Washington Brewery and the New Hampshire Brewery. The Company distributed these products in the Midwest and Eastern United States. pursuant to the A-B Distribution Agreement and in the western United States through Craft Brands Alliance LLC (“Craft Brands”). In addition to the sale of Redhook-branded beer, the Company also brewed, marketed and sold Widmer Hefeweizen in the Midwest and Eastern United States in conjunction with a 2003 licensing agreement with Widmer and brewed Widmer-branded products for Widmer in connection with contract brewing arrangements.

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

For additional information regarding the A-B Distribution Agreement and Craft Brands, see Part 1, Item 1, Business “— Product Distribution,” “ — Relationship with Anheuser-Busch, Incorporated” and “— Relationship with Craft Brands Alliance LLC.”

The Company’s sales are affected by several factors, including consumer demand, price discounting and competitive considerations. The Company competes in the highly competitive craft brewing market as well as in the much larger beer, wine, spirits and flavored alcohol markets, which encompass producers of import beers, major national brewers that produce fuller-flavored products, large spirit companies, and national brewers that produce flavored alcohol beverages. The craft beer segment is highly competitive due to the proliferation of small craft brewers, including contract brewers, and the large number of products offered by such brewers. Certain national domestic brewers have also sought to appeal to this growing demand for craft beers by producing their own fuller-flavored products. These fuller-flavored products have been most successful within the wheat beer category, including Shock Top Belgian White and Blue Moon Belgian White. These beers are generally considered to be within the same category as the Company’s Hefeweizen beer, putting them in direct competition. The wine and spirits market has also experienced significant growth in the past five years or so, attributable to competitive pricing, increased merchandising, and increased consumer interest in wine and spirits. In recent years, the specialty segment has seen the introduction of flavored alcohol beverages, the consumers of which, industry sources generally believe, correlate closely with the consumers of the import and craft beer products. Sales of these flavored alcohol beverages were initially very strong, but growth rates have slowed in recent years. While there appear to be fewer participants in the flavored alcohol category than at its peak, there is still significant volume associated with these beverages. Because the number of participants and number of different products offered in this segment have increased significantly in the past ten years, the competition for bottled and draft product placements has intensified.

While the craft beer market has seen a significant growth in the number of competitors, the national domestic and international brewers have undergone a second round of consolidation, reducing the number of market participants at the top of the beer market. A number of factors have driven this consolidation, including the desire to capture market share and positioning as either the largest brewer or second largest brewer in any given market. The U.S. beer market, in which the Company competes, was once dominated by three companies, A-B, Miller Brewing Company and Adolph Coors Company. During the past decade, Miller Brewing Company and Adolph Coors Company were merged with international brewers, South African Brewers (“SAB”) and Molson of Canada, respectively, to increase the global market reach of their brands.

During the current year, the resulting companies, SABMiller and MolsonCoors, completed the terms of a joint venture to merge their U.S. operations, competing under the name MillerCoors. Likewise, A-B was acquired by Belgium-based InBev in a deal consummated in the fourth quarter of 2008. Shipments for the two entities, A-B and MillerCoors, represented nearly 80% of the total U.S. market, including imports, for 2008.

Another factor driving this is the desire on the part of these larger consolidated national brewers to control the rising cost of the majority of the inputs to the brewing process, primarily barley, wheat and hops, and packaging and shipping costs. While consolidation promises to alleviate these cost pressures for the national brewers, the Company faces these same pressures with limited resources available to achieve similar benefits.

Management monitors the annual working capacity of each brewery in connection with production and resource planning. Because an industry standard for defining brewery capacity does not exist, there are numerous variables that can be considered in arriving at an estimate of annual working capacity. Following the Merger, management reviewed each facility, scrutinized the factors important to the Company in arriving at a practical definition of capacity, and recomputed the annual working capacity of each brewery. Among the factors that management considered in estimating annual working capacity are:

•	Brewhouse capacity, fermentation capacity, and packaging capacity;

•	A normal production year;

•	The product mix and product cycle times; and

•	Brewing losses and packaging losses.

Because the conditions under which each brewery operates differs (such as age of equipment, local environment, product mix), the impact that these factors have on the estimate of capacity also vary by brewery. For example, while the New Hampshire Brewery and the Oregon Brewery are constrained by the volume of beer that each can ferment (each brewery can brew more beer than it can ferment), the Washington Brewery is constrained by the size of its brewhouse (the brewery has adequate capacity to ferment all product that it brews).

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

Management estimates the annual working capacity after the Merger for its breweries as follows:

Annual Working
Capacity at
December 31, 2008
(In barrels)

Oregon Brewery(1)	377,000
Washington Brewery	230,000
New Hampshire Brewery	190,000

797,000

Note 1 — Excludes the annual working capacity for the Rose Quarter Brewery, which is less than 1,000 barrels.

In order to accommodate volume growth in the markets served by the New Hampshire Brewery, the Company has expanded the brewery’s fermentation capacity several times during the past several years. During the year ended December 31, 2007, the Company completed the installation of four additional 400-barrel fermenters, one 70,000 pound grain silo and upgraded its process control automation at an estimated cost of $1.3 million. These improvements added approximately 21,700 barrels of capacity to the New Hampshire Brewery. During the year ended December 31, 2008, the Company added eight 400-barrel fermenters and four bright tanks, and began an upgrade of its incoming water filtration and water treatment systems, which is expected to be completed during the first quarter of 2009. For the year ended December 31, 2008, the Company has expended $4.1 million associated with these projects and increased annual working capacity by 43,300 barrels, bringing the annual working capacity to 190,000 barrels. Further expansion of the New Hampshire Brewery’s fermentation capacity and improvements to its refrigeration facility has been deferred from their scheduled completion in 2008 into the third quarter of 2009.

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

In addition to capacity utilization, other factors that could affect cost of sales and gross margin include changes in freight charges, the availability and prices of raw materials and packaging materials, the mix between draft and bottled product sales, the sales mix of various bottled product packages, and fees related to the A-B Distribution Agreement. Prior to July 1, 2008, sales to Craft Brands at a price substantially below wholesale pricing levels and sales of contract beer at a pre-determined contract price also affected cost of sales, gross margins and the comparability of fiscal periods.

Brand Trends

Redhook Beers.  The Redhook brand has lagged the trend in the growth of the craft segment for the last several years, due in part to the life cycle of the brand family’s former flagship, ESB, which had matured in key markets even while the overall segment continued to grow. To offset this factor, the Company engaged in systematic initiatives, including rebranding Redhook IPA into Long Hammer IPA and relaunching this brand with new packaging and a concentrated focus as the new Redhook flagship in January 2007. Leveraging off of the growth of the IPA category, this rebranding effort resulted in an increase in shipments of Long Hammer IPA the Company estimates approximated 15% from 2007 to 2008. As part of these initiatives, the Company reexamined its pricing strategy and has increased the brand family to price points comparable to the market leaders in the last couple of years.

The Company will continue to look for niche areas of category growth for Redhook on which to capitalize. For example, in early 2009 the Company has launched Slim Chance Light Ale to fulfill consumer demand for full-flavored, low-calorie craft beer. In order to reconnect the Redhook brand with the craft community, a high-end line of Redhook beers was launched in late 2008. Each beer in this line is marketed toward the beer connoisseur, premium-priced, and only available for a limited time.

Since these efforts were initiated, the Redhook brand sales trends in the Western United States have shown a slowing in the rate of decline and modest growth during some periods, driven primarily by a reversal of the negative trend in Washington state. For 2008, overall shipments of Redhook-branded products declined approximately 2.6%.

Widmer Brothers’ Beers.  The Widmer Brothers’ brand has experienced significant growth in recent years, led by the popular consumer response to the Hefeweizen category within the craft beer segment and the role that Widmer Hefeweizen has enjoyed as a leader in this category. This category continues to experience positive trends nationally, but has more recently seen a significant increase in competitive products from other craft brewers as well as offerings from large domestic brewers such as A-B’s Shock Top Belgian White and MillerCoors’ Blue Moon Belgian White attempting to participate in the same category. Widmer Hefeweizen has also been particularly impacted by the downturn in the restaurant industry as a result of the U.S. economic recession worsening during the fourth quarter of 2008. This brand is significantly more dependent on on-premise sales than any of the Company’s other brands.

As a result of the Merger, the Company now has the ability to sell and market other Widmer-branded products in the Midwest and Eastern United States. This will round out the Widmer-brand offering in these regions, giving the consumers in these areas a true Widmer brand family to enjoy, including Drop Top Amber Ale and Drifter Pale Ale, which has been launched in 2009. In an effort to keep Widmer Hefeweizen top of mind with consumers and to shift the emphasis of this brand from the on-premise market, beginning in 2009, the Company will offer Widmer Hefeweizen in the Western U.S. markets in a 5-liter steel mini keg. This is expected to allow consumers the opportunity to enjoy the draft experience of this brand at home.

Except for Widmer-branded products brewed and shipped under the contract brewing arrangements and Widmer Hefeweizen shipped under the licensing agreement, sales and shipments for Widmer-branded product were not reflected in the Company’s statements of operations prior to the Merger.

Kona Brewing Beers.  Prior to its association with the Company, the Kona Brewing brand had experienced strong growth as a result of forming relationships with Widmer and Craft Brands beginning in 2004. However, Kona-branded product is relatively new outside of Hawaii and has been recently introduced into a number of new markets in the continental United States. Kona-branded products have experienced the rapid growth of a new brand that benefits from growing distribution and new trial from consumers. The brand family has a clear identity, the Company markets it as “Liquid Aloha”, which is easily grasped by consumers, and the beer is of high quality, making it easy to sell to wholesalers, retailers and consumers.

Despite lapping strong launch volumes in the Kona brand’s biggest mainland market, California, the brand continues to see double-digit growth in this market, suggesting that consumers have formed a strong bond with the brand, purchasing it repeatedly. The Company identifies Longboard Island Lager as the brand family’s flagship, creating a direct connection to Hawaii with consumers. The Company believes that the Kona brand’s growth potential is significant not only from organic growth within its current markets, but also from geographic expansion into the Eastern United States.

Sales and shipments for Kona-branded product were not reflected in the Company’s statements of operations prior to the Merger.

For additional information about risks and uncertainties facing the Company, see Part 1, Item 1A. Risk Factors.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the Company’s Statements of Operations expressed as a percentage of net sales:

	Year Ended December 31,
	2008	2007

Sales	107.8%	112.2%
Less excise taxes	7.8	12.2

Net sales	100.0	100.0
Cost of sales	82.3	88.7

Gross profit	17.7	11.3
Selling, general and administrative expenses	24.9	19.9
Loss on impairment of assets	38.4	—
Merger-related expenses	2.2	1.4
Income from equity investment in Craft Brands	1.7	6.8

Operating loss	(46.1)	(3.2)
Loss from equity investments in Kona & FSB	—	—
Interest expense	(1.2)	(0.7)
Interest and other income, net	0.1	1.2

Loss before income taxes	(47.2)	(2.7)
Income tax benefit	(5.5)	(0.4)

Net loss	(41.7)%	(2.3)%

Non-GAAP Financial Measures

The Company’s loan agreement as modified subjects the Company to a financial covenant based on earnings before interest, taxes, depreciation and amortization (“EBITDA”). See “Liquidity and Capital Resources.” EBITDA is defined per the modified loan agreement and requires additional adjustments, among other items, to (a) exclude defined costs associated with restructuring, (b) adjust losses (gains) on sale or disposal of assets, and (c) exclude certain other non-cash income and expense items. Per the covenant in the modified loan agreement, EBITDA is to be measured on a one-quarter basis until September 30, 2009 when the measurement will be on a trailing four-quarter basis. EBITDA as defined under the modified loan agreement was $1.7 million for the quarter ended December 31, 2008. The following table reconciles net income to EBITDA per the modified loan agreement for the quarter ended December 31, 2008:

For the Quarter Ended
December 31, 2008
(In thousands)

Net loss	$(30,101)
Interest expense	541
Income tax benefit	(2,719)
Depreciation expense	1,645
Amortization expense	367
Loss on impairment of assets	30,589
Merger-related expenses	140
Restructuring costs, as defined	1,044
Loss on sale or disposal of assets	18
Allowable indirect merger-related costs	150

EBITDA per the modified loan agreement	$1,674

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

The following table sets forth, for the periods indicated, a comparison of certain items from the Company’s Statements of Operations:

	Year Ended December 31,		Increase/
	2008	2007	(Decrease)	% Change
	(Dollars in thousands)

Sales	$86,013	$46,544	$39,469	84.8%
Less excise taxes	6,252	5,074	1,178	23.2

Net sales	79,761	41,470	38,291	92.3
Cost of sales	65,646	36,785	28,861	78.5

Gross profit	14,115	4,685	9,430	201.3
Selling, general and administrative expenses	19,894	8,257	11,637	140.9
Loss on impairment of asset	30,589	—	30,589	—
Merger-related expenses	1,783	584	1,199	205.3
Income from equity investment in Craft Brands	1,390	2,826	(1,436)	(50.8)

Operating loss	(36,761)	(1,330)	(35,431)	N/M
Loss from equity investments in Kona and FSB	(11)	—	(11)	—
Interest expense	(993)	(302)	(691)	228.8
Interest and other income, net	110	517	(407)	(78.7)

Loss before income taxes	(37,655)	(1,115)	(36,540)	N/M
Income tax benefit	(4,377)	(176)	(4,201)	N/M

Net loss	$(33,278)	$(939)	$(32,339)	N/M

Note: N/M — Not Meaningful

Sales.  Total sales increased $39.5 million in 2008 compared with 2007, due to the factors discussed below:

	Year Ended December 31,		Increase/
Sales Revenues by Category	2008	2007	(Decrease)	% Change
	(In thousands)

A-B	$62,364	$18,879	$43,485	230.3%
Craft Brands	6,914	13,885	(6,971)	(50.2)
Contract brewing	2,956	7,363	(4,407)	(59.9)
Alternating proprietorship	5,761	—	5,761	—
Pubs and other(1)	8,018	6,417	1,601	24.9

Total Sales	$86,013	$46,544	$39,469	84.8%

(1)	Other includes international, non-wholesalers and other

•	An increase in shipments of 220,700 barrels or 204.5% to A-B from shipments of 107,900 barrels in 2007 to 328,600 barrels in 2008 due in part to the effects of the Merger, including shipments in the West for the second half of the year being made via A-B at wholesale price levels instead of Craft Brands at below wholesale price levels. Additionally, both draft and bottled products experienced a pricing increase at the wholesale level from a year ago;

•	With the Merger and the related merger of Craft Brands into the Company, the termination of several sales and contract agreements effective July 1, 2008, including the distribution agreement with Craft

Brands and the contract brewing agreement with Widmer, which led to a $7.0 million and $4.4 million, respectively, reduction in sales revenues from fiscal year 2007 to fiscal year 2008;

•	The inclusion of alternating proprietorship fees of $5.8 million earned from Kona for leasing the Oregon Brewery and sales of raw materials during the last six months of 2008 (no such activity occurred prior to the Merger); and

•	An increase of $1.6 million in pub and other sales in 2008 primarily due to the half year of sales generated by the pub in Portland, Oregon, which was acquired as a result of the Merger.

Shipments — Brand. The following table sets forth a comparison of shipments by brand for the periods indicated:

	Year Ended December 31,
	2008 Shipments			2007 Shipments			Increase /	%
	Draft	Bottle	Total	Draft	Bottle	Total	(Decrease)	Change
	(In barrels)

Redhook brand	61,000	139,800	200,800	66,400	139,800	206,200	(5,400)	(2.6)%
Widmer brand(1)	100,700	76,800	177,500	67,200	43,500	110,700	66,800	60.3
Kona brand	18,800	27,800	46,600	—	—	—	46,600	—

Total shipped	180,500	244,400	424,900	133,600	183,300	316,900	108,000	34.1%

(1)	Shipments of Widmer-branded product in 2007 and for the first six months of 2008 are only those products brewed and shipped by the Company and do not include Widmer-branded products shipped by Widmer or Craft Brands. The Company’s shipments were made pursuant to a licensing agreement and contract brewing arrangements with Widmer, all of which were terminated in connection with the Merger.

Total Company shipments increased 34.1% to 424,900 barrels in 2008 as compared with 316,900 barrels in 2007, primarily driven by shipments of Widmer-branded products acquired in the Merger and shipments of Kona-branded products pursuant to a distribution arrangement with Kona.

Although the Company has brewed and distributed Redhook-branded beer for the Company’s entire existence, the Company first began to expand its brand portfolio in 2003 by entering into a licensing arrangement with Widmer. Under the licensing agreement, the Company brewed Widmer Hefeweizen in the New Hampshire Brewery and sold it in the Midwest and in Eastern markets. In 2004 following the formation of Craft Brands, the Company further expanded its production of Widmer-branded products by entering into two contract brewing arrangements with Widmer. In 2007, the Company brewed and shipped approximately 28,800 barrels of Widmer Hefeweizen in the Midwest and Eastern United States pursuant to the licensing agreement and another 81,900 barrels of Widmer-branded products in conjunction with the contract brewing arrangements. Although the licensing agreement and the contract brewing arrangements were terminated when the Merger was consummated, those brewing activities still continue and are only a portion of total Widmer-branded shipments. Although the Company plans to expand the distribution of other Widmer- and Kona-branded products in the Midwest and Eastern United States, shipments in these states in the last six months of 2008 were limited to Widmer Hefeweizen and totaled approximately 9,900 barrels.

During the year ended December 31, 2008, 69.6% of Redhook-branded shipments were shipments of bottled beer versus 67.8% in the same period for 2007. The sales mix of Kona-branded beer is also weighted toward bottled product, although somewhat less than Redhook-branded beer with 59.7% of Kona-branded shipments being bottled beer. The sales mix of Widmer-branded products contrasts significantly from that of the Redhook and Kona brands with only 43.3% of Widmer-branded products being bottled beer in 2008. Although the average revenue per barrel for sales of bottled beer is generally 40% to 50% higher than that of draft beer, the cost per barrel is also higher, resulting in a gross margin that is approximately 10% less than that of draft beer sales.

Shipments — Customer.  The following table sets forth a comparison of shipments by customer for the periods indicated:

	Year Ended December 31,
	2008 Shipments			2007 Shipments			Increase/	%
	Draft	Bottle	Total	Draft	Bottle	Total	(Decrease)	Change
	(In barrels)

A-B	142,400	186,200	328,600	46,100	61,800	107,900	220,700	204.5%
Craft Brands	16,300	41,800	58,100	35,300	86,600	121,900	(63,800)	(52.3)
Contract brewing	16,500	14,500	31,000	48,300	33,600	81,900	(50,900)	(62.1)
Pubs and other(1)	5,300	1,900	7,200	3,900	1,300	5,200	2,000	38.5

Total shipped	180,500	244,400	424,900	133,600	183,300	316,900	108,000	34.1%

(1)	International, non-wholesalers, pubs and other

Prior to July 1, 2008, the Company’s products were shipped through A-B in the Midwest and Eastern United States and through Craft Brands in the west, ultimately being shipped to either a consumer or retailer through wholesalers in the A-B distribution network. In connection with the Merger, Craft Brands was merged with and into the Company and all shipments in the United States began to be sold through A-B through wholesalers in the A-B distribution network.

Pricing and Fees.  Average revenue per barrel on shipments of beer for 2008 was 34.3% higher than average revenue per barrel for 2007. Comparison between the two years has been significantly impacted by the Merger. During the last six months of 2008, the Company sold 98.4% of its beer through A-B at wholesale pricing levels throughout the United States. During the corresponding period in 2007, the Company sold 34.0% of its product at wholesale pricing levels in the Midwest and Eastern United States, another 38.8% at lower than wholesale pricing levels to Craft Brands in the Western United States, and 25.4% at agreed-upon pricing levels for beer brewed on a contract basis.

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

In connection with all sales through the A-B Distribution Agreement, as amended, the Company pays a Margin fee to A-B. The Margin does not apply to sales from the Company’s retail operations or to dock sales. The Margin also did not apply to the Company’s sales to Craft Brands during all of 2007 and the first six months of 2008 because Craft Brands paid a comparable fee to A-B on its resale of the product. The A-B Distribution Agreement also provides that the Company shall pay the Additional Margin on shipments of Redhook-, Widmer-, and Kona-branded product that exceed shipments in the same territory during the same periods in fiscal 2003. During the year ended December 31, 2008, the Margin was paid to A-B on shipments totaling 328,600 barrels. During the year ended December 31, 2007, the Margin was paid to A-B on shipments totaling 107,900 barrels. As 2008 shipments in the United States and 2007 shipments in the Midwest and Eastern United States exceeded 2003 shipments in the corresponding territories, the Company paid A-B the Additional Margin. For the year ended December 31, 2008 and 2007, the Company paid a total of $3.1 million and $1.0 million, respectively, to A-B related to the total of Margin and Additional Margin. These fees are reflected as a reduction of sales in the Company’s statements of operations.

As of December 31, 2008, the net amount due to A-B under all Company agreements with A-B totaled $2.3 million. In connection with the sale of beer pursuant to the A-B Distribution Agreement, the Company’s accounts receivable reflect significant balances due from A-B, and the refundable deposits and accrued expenses reflect significant balances due to A-B. Although the Company considers these balances to be due to or from A-B, the final destination of the Company’s products is an A-B wholesaler and payments by the wholesaler are settled through A-B. The Company purchases packaging, other materials and services under separate arrangements; balances due to A-B under these arrangements are reflected in accounts payable and accrued expenses. These amounts are also included in the net amount presented above.

Alternating Proprietorship.  In conjunction with an alternating proprietorship agreement, Kona produces a portion of its malt beverages at the Oregon Brewery under a brewery leasing arrangement. The Company receives a leasing fee based on the barrels Kona brews and packages at the Company’s brewery and also sells raw materials to Kona prior to production occurring. Revenues associated with these activities for the year ended December 31, 2008 were $5.8 million.

Retail Operations and Other Sales.  Sales through the Company’s retail operations and other sales increased $1.6 million to $8.0 million in 2008 from $6.4 million in 2007, primarily as the result of the addition of a third pub pursuant to the Merger.

Excise Taxes.  Excise taxes for the year ended December 31, 2008 increased $1.2 million, or 23.2%, primarily due to the increase in shipments of Widmer-branded products and the effect of the marginal excise tax rate on these shipments of $18 per barrel. Excise taxes for 2008 decreased as a percentage of net sales and on a per barrel basis when compared with the same 2007 period because Kona was responsible for the excise tax on the Kona-branded shipments.

Cost of Sales.  Cost of sales increased 78.5% to $65.6 million for the year ended December 31, 2008 from $36.8 million in the same 2007 period and increased $38.42 or 33.1% on a per barrel basis from $116.08 per barrel for 2007 to $154.50 per barrel for 2008. In contrast, cost of sales decreased as a percentage of net sales to 82.3% from 88.7% because of the significant change in product mix and pricing caused by the Merger. Comparability of the periods was significantly affected by the Merger and the change in operations for the resulting remaining six months of 2008, including a 93.9% increase in shipments for the last six months compared with the first half of the 2008 year, the addition of another production brewery, a change in the mix of products shipped, the addition of the alternating proprietorship relationship, a third pub and the elimination of the licensing agreement and contract brewing arrangements.

Cost of sales for 2008 includes third and fourth quarters of 2008 costs to produce Widmer-branded products that were brewed by Widmer prior to the Merger. These Widmer-branded products are in addition to those produced by the Company prior to the Merger pursuant to the licensing agreement and the contract brewing arrangements. The increase in direct costs to produce these Widmer-branded products was slightly offset by the elimination of licensing fees paid to Widmer in connection with the licensing agreement that terminated upon consummation of the Merger. The years ended December 31, 2008 and 2007 include $165,000 and $432,000 for licensing fees paid to Widmer in connection with the Company’s shipment of 12,500 barrels and 28,800 barrels, respectively, of Widmer Hefeweizen in the Midwest and Eastern United States.

The annual working capacity of the Oregon Brewery acquired in the Merger is approximately 377,000 barrels, nearly equal to the combined annual working capacity of the Company’s Washington and New Hampshire Breweries before the Merger. Cost of sales increased significantly as a result the Oregon Brewery’s fixed and semi-variable costs, including depreciation, utilities, labor, rent, and property taxes. For example, depreciation and amortization expense charged to cost of sales for the year ended December 31, 2008 increased approximately 83.4%, or $2.3 million more than depreciation and amortization expense charged to cost of sales for the year ended December 31, 2007. While the fixed and semi-variable costs other than depreciation may not have increased to the same degree as depreciation, the increases in these costs were substantial.

Based upon the Company’s total average working capacity of 572,400 barrels and 365,900 barrels for 2008 and 2007, respectively, the utilization rate was 74.2% and 86.6%, respectively. Capacity utilization rates are calculated by dividing the Company’s total shipments by the average working capacity. See “Overview” for discussion of the Company’s methodology in calculating annual working capacity.

Cost of sales for 2008 includes third and fourth quarters of 2008 costs associated with two distinct Kona revenue streams: (i) direct and indirect costs related to the alternating proprietorship arrangement with Kona and (ii) the cost paid to Kona for the Kona-branded finished goods that are marketed and sold by the Company to wholesalers through the A-B Distribution Agreement.

Inventories acquired pursuant to the Merger were recorded at their estimated fair values as of July 1, 2008, resulting in an increase (the “Step Up Adjustment”) over the cost at which these inventories were stated on the June 30, 2008 Widmer balance sheet. The July 1, 2008 Step Up Adjustment totaled approximately $1.0 million for raw materials acquired and $118,000 for work in process and finished goods acquired. During the year ended December 31, 2008, approximately $430,000 of the Step Up Adjustment was expensed to cost of sales in connection with normal production and sales.

Cost of sales and gross margin for 2008 were negatively impacted by an increase in the cost of some raw materials, malt and hops in particular, certain packaging materials and shipping costs due to relatively high fuel costs for a majority of the year.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for 2008 increased $11.6 million to $19.9 million from expenses of $8.3 million for 2007. Comparability of the two periods is difficult because the Merger resulted in a significant increase in sales, marketing and administrative functions, particularly in the third and fourth quarters of 2008:

•	Prior to July 1, 2008, selling, general and administrative expense in the Company’s statements of operations reflected the sales and marketing efforts only for the Midwest and Eastern United States because Craft Brands performed these functions for the Western United States. In the third and fourth quarters of 2008, all promotion, marketing and sales efforts for the entire United States for all malt beverage products are reflected in the Company’s statements of operations.

•	Finance, accounting and information technology functions performed in Woodinville, Washington prior to the Merger were transferred to staff in the Portland, Oregon office following the Merger. Because the transition of these functions was not complete until the end of the third quarter of 2008, selling, general and administrative expenses for 2008 include salaries and related administrative costs associated with both locations for an entire quarter.

•	The Company experienced a work-force reduction during the fourth quarter of 2008 as a result of the execution of its cost-containment strategies. This action was intended to reduce duplicative functions, but also represented a redeployment of certain functions to more profitable opportunities. During the fourth quarter of 2008, the Company recorded costs of $1.0 million for severance and benefit accruals related to this action. The Company does not expect there will be significant costs recognized in succeeding years associated with this action.

Loss on Impairment of Assets.  During the year ended December 31, 2008, the Company recorded a non-cash charge of $30.6 million associated with a loss on the impairment of assets that were acquired as a result of the Merger. Due to a combination of factors, including the U.S. economic environment, particularly during the fourth quarter of 2008, the Company’s expectations of a follow-on impact on consumer demand, the increase in competition from both other craft and specialty brewers and the fuller-flavored offerings from the national domestic brewers, and the Company’s plans for the near and medium term, the Company believed that impairments may have occurred to certain of its assets acquired in the Merger. Based on its analyses of its tangible and intangible assets, the Company determined that its goodwill asset was fully impaired, and the Company’s intangible Widmer trademark and its corporate investments were partially impaired. See further discussion below at Critical Accounting Policies and Estimates. No loss on impairment of assets was recognized during the year ended December 31, 2007.

Merger-related Expenses.  In connection with the Merger, the Company incurred merger-related expenditures, including legal, consulting, meeting, filing, printing and severance costs. During 2008 and 2007, merger-related expenses totaling $1.8 million and $584,000, respectively, were recorded as expenses in the Company’s statements of operations. During the year ended December 31, 2008, other merger-related costs totaling $663,000 were capitalized as a component of goodwill on the balance sheet; however, these costs were charged to earnings when the Company recognized the loss on impairment of assets. Capitalized merger costs of $154,000 were presented as other current assets during the corresponding period in 2007.

Merger-related expenses include severance payments to employees and officers whose employment were or will be terminated as a result of the Merger. The Company estimates that merger-related severance benefits totaling approximately $214,000 will be paid in 2009 to all affected former Redhook employees and officers and affected former Widmer employees. Merger-related severance costs totaling approximately $430,000 will be paid out to this employee group after 2009. Of the total severance, $1.5 million was recognized as a merger-related expense in the Company’s statements of operations during the year ended December 31, 2008.

Income from Equity Investment in Craft Brands.  Because Craft Brands was merged with and into the Company in connection with the Merger, the Company did not recognize income from its investment in Craft Brands after June 30, 2008. For the year ended December 31, 2008, the Company’s share of Craft Brands’ net income totaled $1.4 million compared with $2.8 million for the same period in 2007.

Loss from Equity Investments in Kona and FSB.  In conjunction with the Merger, the Company acquired from Widmer a 20% equity ownership in Kona and a 42% equity ownership in Fulton Street Brewery, LLC. Both investments are accounted for under the equity method, consistent with APB 18. For the year ended December 31, 2008, the Company’s share of Kona’s net loss totaled $14,000 and the Company’s share of FSB’s net income totaled $3,000.

Interest Expense.  Interest expense increased approximately $691,000 to $993,000 in 2008 from $302,000 in 2007, due to a higher level of debt outstanding during the current period. In connection with the Merger, the Company increased its leverage, such that average outstanding debt for 2008 was $14.4 million as compared with average outstanding debt of $4.2 million for 2007.

Interest and Other Income, net.  Interest and other income, net decreased by $407,000 to $110,000 for 2008 from $517,000 for the same period of 2007, primarily attributable to a $270,000 decrease in interest income earned on interest-bearing deposits. The Company’s interest-bearing deposits were significantly lower than 2007 deposits as a result of the repayment of the $4.3 million term loan in December 2007 and the acquisition of additional debt in connection with the Merger.

Income Taxes.  The Company’s provision for income taxes was a benefit of $4.4 million for 2008 as compared with $176,000 for 2007. The tax provision is driven by pre-tax results relative to other components of the tax provision calculation, such as the exclusion of the loss from impairment for assets, primarily the impairment of the goodwill asset, from the taxable loss, the effect of other non-deductible expenses and the increase of the valuation allowance to provide for Company’s NOLs and other deferred tax assets.

At December 31, 2008, based upon the available evidence and due to the Company’s taxable loss for the current year exceeding its preliminary projections, the Company believes that it is more likely than not that certain deferred tax assets will not be realized. As a result, the Company recorded a valuation allowance of $1.0 million recorded as a reduction of the tax benefit for the year ended December 31, 2008. To the extent that the Company continues to be unable to generate adequate taxable income in future periods, the Company may not be able to recognize additional tax benefits and may be required to increase the valuation allowance to provide for NOLs and other deferred tax assets for which a valuation allowance had not been previously recorded. At December 31, 2007, the Company’s balance sheet included a valuation allowance of $1.1 million to provide for certain federal and state NOLs. In connection with the Merger, the Company determined that the previously established valuation allowance was no longer required and recorded the release against goodwill.

Liquidity and Capital Resources

The Company has required capital principally for the construction and development of its production facilities. Historically, the Company has financed its capital requirements through cash flow from operations, bank borrowings and the sale of common and preferred stock. The Company expects to meet its future financing needs and working capital and capital expenditure requirements through cash on hand, operating cash flow and borrowings under its loan agreement.

The Company is in compliance with all applicable contractual financial covenants at December 31, 2008. However, the Company and BofA executed a loan modification to its loan agreement effective November 14,

2008, as a result of the Company’s inability to meet its covenants as of September 30, 2008. BofA permanently waived the noncompliance effective September 30, 2008, restoring the Company’s borrowing capacity pursuant to the loan agreement. The terms of the modification to the loan agreement are discussed in more detail below. The Company refinanced borrowings assumed as a result of the Merger by concurrently entering into a loan agreement (the “Loan Agreement”) with BofA. The Loan Agreement is comprised of a $15.0 million revolving line of credit (“Line of Credit”), including provisions for cash borrowings and up to $2.5 million notional amount of letters of credit, and a $13.5 million term loan (“Term Loan”). The Company may draw upon the Line of Credit for working capital and general corporate purposes. The Line of Credit matures on January 1, 2013 at which time the outstanding principal balance and any accrued but unpaid interest will be due. At December 31, 2008, the Company had $12.0 million outstanding under the Line of Credit with $3.0 million of availability for further cash borrowing.

The Company had $11,000 and $5.5 million of cash and cash equivalents at December 31, 2008 and 2007, respectively. At December 31, 2008, the Company had a working capital deficit of $927,000. The Company’s debt as a percentage of total capitalization (total debt and common stockholders’ equity) was 29.5% and 0.1% at December 31, 2008 and 2007, respectively. Cash used by operating activities totaled $4.9 million for the year ended December 31, 2008 as compared with cash provided by operating activities of $1.6 million for the year ended December 31, 2007.

As of December 31, 2008 and February 28, 2009, the Company’s available liquidity was $4.0 million and $3.6 million, respectively, comprised of accessible cash and cash equivalents and further borrowing capacity.

Capital expenditures for 2008 were $6.7 million for the year ended December 31, 2008. Major 2008 projects included, at the New Hampshire Brewery, an expansion of brewing and fermentation capacity and improvements to the water treatment system costing $2.6 million and $1.5 million, respectively; and for all of the production breweries, purchases of additional kegs costing $2.2 million. Future capital expenditures are expected to be funded with operating cash flows and borrowings under the Company’s loan agreement. Although the Company is subject to limits on its capital expenditures due to the modification of its loan agreement, the Company expects that all projects in progress will be able to be completed within the revised covenants.

As discussed above, at September 30, 2008, the Company was not in compliance with the covenants for the Loan Agreement as it was unable to meet either of the two required financial covenants, the funded debt to bank EBITDA ratio or the fixed charge coverage ratio, for the trailing twelve months ended September 30, 2008. Bank EBITDA is defined as Earnings before interest, taxes, depreciation, amortization and certain other adjustments as defined in the Loan Agreement. The Company and BofA executed a modification to the loan agreement effective November 14, 2008 (“Modification Agreement”) that permanently waived the noncompliance as an event of default at September 30, 2008. The Modification Agreement subjects the Company to certain terms and conditions different than under the original Loan Agreement. Those terms and conditions as modified are summarized below.

Under the Modification Agreement, the Company may select from one of the following two interest rate benchmarks as the basis for calculating interest on the outstanding principal balance of the Line of Credit: the London Inter-Bank Offered Rate (“LIBOR”) or the Inter-Bank Offered Rate (“IBOR”) (each, a “Benchmark Rate”). Interest accrues at an annual rate equal to the Benchmark Rate plus a marginal rate. The Company may select different Benchmark Rates for different tranches of its borrowings under the Line of Credit. The marginal rate is fixed at 3.50% until September 30, 2009 at which time it will vary from 1.75% to 3.50% based on the ratio of the Company’s funded debt to EBITDA, as defined. LIBOR rates may be selected for one, two, three, or six month periods, and IBOR rates may be selected for no shorter than 14 days and no longer than six months. Under the Modification Agreement, the Company may not draw upon the Line of Credit in increments of less than $1 million. Accrued interest for the Line of Credit is due and payable monthly. At December 31, 2008, the weighted-average interest rate for the borrowings outstanding under the Line of Credit was 3.90%.

An annual fee will be payable in advance on the notional amount of each standby letter of credit issued and outstanding multiplied by an applicable rate ranging from 1.13% to 1.50%.

Interest on the Term Loan will accrue on the outstanding principal balance in the same manner as provided for under the Line of Credit, as established under the LIBOR one-month Benchmark Rate. The interest rate on the Term Loan was 3.95% as of December 31, 2008. Accrued interest for the Term Loan is due and payable monthly. At December 31, 2008, principal payments are due monthly in accordance with an agreed-upon schedule set forth in the Loan Agreement. Any unpaid principal balance and unpaid accrued interest will be due on July 1, 2018.

Under the Modification Agreement, a quarterly fee on the unused portion of the Line of Credit, including the undrawn amount of the Standby Letter of Credit, will accrue at a rate of 0.50% payable quarterly. A loan fee associated with the Term Loan for $25,000 was paid during the three months ended September 30, 2008, and a loan fee associated with the Modification Agreement for $30,000 was paid during the three months ended December 31, 2008. These amounts were fully charged to interest expense during the year ended December 31, 2008.

The Modification Agreement also revised the types of financial covenants that the Company is required to meet for each quarter through June 30, 2009. The Company generated EBITDA under the Modified Agreement of $1.7 million for the quarter ended December 31, 2008, and as of December 31, 2008 was in compliance with the loan covenants under the Modification Agreement. EBITDA under the Modified Agreement is defined similar to Bank EBITDA but includes certain adjustments specific to the Modification Agreement.

The following table summarizes the financial covenant ratios required pursuant to the Modification Agreement:

Financial Covenants Required by Modification Agreement

Minimum EBITDA, as defined (in thousands)
For the quarter ending March 31, 2009	$850
For the quarter ending June 30, 2009	$2,300
For the quarter ending September 30, 2009 and thereafter	Does not apply

Asset Coverage Ratio
For the quarter ending March 31, 2009 and thereafter	1.50 to 1

Capital Expenditures (in thousands)
To spend or incur obligations less than the following:
For the quarter ending March 31, 2009(1)	$1,350
For the quarter ending June 30, 2009(1)	$550
For the quarter ending September 30, 2009 and thereafter	Does not apply

(1)	- Provides for carryover spending of any amount not used in the prior quarter

The Loan Agreement is secured by substantially all of the Company’s personal property and by the real properties located at 924 North Russell Street, Portland, Oregon and 14300 NE 145th Street, Woodinville, Washington (“Collateral”), which comprise its larger-scale automated Portland, Oregon brewery and its Woodinville, Washington brewery, respectively. The Company was requested by BofA to obtain a deed of trust on the real property at the New Hampshire Brewery; however, this was subject to consent by the lessor of the land upon which the brewery is located. The Company made commercially reasonable efforts to obtain this from the lessor but was unable to obtain the consent. BofA subsequently rescinded this requirement in February 2009.

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

If the Company is unable to generate sufficient EBITDA to meet the associated covenants either under the Modified Agreement or its Loan Agreement, as applicable, this would result in a violation. Failure to meet the covenants is an event of default and, at its option, BofA could deny a request for another waiver and declare the entire outstanding loan balance immediately due and payable. In such a case, the Company would seek to refinance the loan with one or more lenders, potentially at less desirable terms. However, there can be no guarantee that additional financing would be available at commercially reasonable terms, if at all.

As a result of the Merger, the Company assumed Widmer’s promissory notes signed in connection with the acquisition of commercial real estate related to the Portland, Oregon brewery. These notes were separately executed by Widmer with three individuals, but under substantially the same terms and conditions. Each promissory note is secured by a deed of trust on the commercial real estate. The outstanding note balance to each lender as of December 31, 2008 was $200,000, with each note bearing a fixed interest rate of 24% per annum, subject to a one-time adjustment on July 1, 2010 to reflect the change in the consumer price index from the date of issue, July 1, 2005, to the date of adjustment. The promissory notes are carried at the total of stated value plus a premium reflecting the difference between the Company’s incremental borrowing rate and the stated note rate. The effective interest rate for each note is 6.31%. Each note matures on the earlier of the individual lender’s death or July 1, 2015, but in no event prior to July 1, 2010, with prepayment of principal not allowed under the notes’ terms. Interest payments are due and payable monthly.

As a result of the Merger, the Company assumed Widmer’s capital equipment lease obligation to BofA, which is secured by substantially all of the brewery equipment and restaurant furniture and fixtures located in Portland, Oregon. The outstanding balance for the capital lease as of December 31, 2008 was $6.6 million, with monthly loan payments of $119,020 required through the maturity date of June 30, 2014. The capital lease carries an effective interest rate of 6.56%. The capital lease is subject to a prepayment penalty of the product of a specified percentage and the amount prepaid. This specified percentage began at 4% and, except in the event of acceleration due to an event of default, ratably declines 1% for every year the lease is outstanding until July 31, 2011, at which time the capital lease is not subject to a prepayment penalty. The specified percentage is 3% as of December 31, 2008. In the event of acceleration due to an event of default, the prepayment penalty is restored to 4%.

A minimal balance remains outstanding of other capital lease obligations consisting of agreements executed by the Company in prior years for the use of small production equipment and machinery.

Trend

Since July 1, 2008, the Company has experienced a $3.6 million decline in working capital. The decline for this period was partially attributable to $4.0 million in capital expenditures, $1.5 million in debt and interest payments, and $945,000 in merger-related costs, net of the working capital position assumed from Widmer. These declines in working capital have impacted the Company’s financial position, including the Company’s ability to comply with the financial covenants required by its loan agreement.

The Company recognizes the need to evaluate and improve its operating cost structure. Management has focused aggressively on identifying areas within the Company that can yield significant cost savings, whether driven by the synergies of the Merger and integration or generated by general cost-reduction programs, and executing appropriate measures to secure these savings. The Company has been implementing these cost savings initiatives since the Merger and will continue to do so into 2009. Management believes that the Company can meet its normal cash flow requirements and comply with the terms of its loan agreement, but there is no assurance that it can do so. The failure to meet the working capital requirements could have a material adverse effect on the Company’s future operations and growth.

Certain Considerations: Issues and Uncertainties

The Company does not provide forecasts of future financial performance or sales volumes, although this Annual Report contains certain other types of forward-looking statements that involve risks and uncertainties. The Company may, in discussions of its future plans, objectives and expected performance in periodic reports filed by the Company with the Securities and Exchange Commission (or documents incorporated by reference therein) and in written and oral presentations made by the Company, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on assumptions that the Company believes are reasonable, but are by their nature inherently uncertain. In all cases, there can be no assurance that such assumptions will prove correct or that projected events will occur. Actual results could differ materially from those projected depending on a variety of factors, including, but not limited to, the successful execution of market development and other plans, the availability of financing and the issues discussed in “Part I, Item 1A. Risk Factors” above. In the event of a negative outcome of any one these factors, the trading price of the Company’s common stock could decline and an investment in the Company’s common stock could be impaired.

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

The provisions of SFAS 142 require that an intangible asset that is not subject to amortization, including goodwill, be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The provisions also require that a two-step test be performed to assess goodwill for impairment. First, the fair value of each reporting unit is compared with its carrying value, including goodwill. If the fair value exceeds the carrying value then goodwill is not impaired and no further testing is performed. If the carrying value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step compares the fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of goodwill over the fair value of the goodwill.

Due to a combination of factors, including the U.S. economic environment, particularly during the fourth quarter of 2008, the Company’s expectations of a follow-on impact on consumer demand, the increase in competition from both other craft and specialty brewers and the fuller-flavored offerings from the national domestic brewers, and the Company’s plans for the near and medium term, the Company believed that impairments may have occurred to certain of its assets acquired in the Merger.

In performing its analysis of the fair value of its intangible trademark asset in accordance with SFAS 142, the Company based its estimates of fair value on an income methodology using a discounted cash flow valuation model under a relief from royalty methodology. The relief from royalty model incorporates the Company’s estimates of the royalty rate that a market participant would assume, projections of future revenues and the Company’s judgment regarding the applicable discount rates used to discount those estimated cash flows. The analysis resulted in a partial impairment of the Company’s Widmer brand trademark. Given that certain of these inputs are unobservable, management assessed this to be a level 3 measurement within the hierarchy established by SFAS No. 157 Fair Value Measurements (“SFAS 157”).

In performing the second step of the Company’s analysis of the fair value of its goodwill asset in accordance with SFAS 142, the Company based its estimates on the income methodology, a market methodology and a transactional methodology, weighting each on a probability assessment. The income methodology employed a discounted cash flow valuation model, using the Company’s projections of future revenue growth and operating profitability. The discounted cash flow model incorporates the Company’s estimates of future cash flows, future growth rates and management’s judgment regarding the applicable discount rates used to discount those estimated cash flows. The market methodology compared the market capitalization of other publicly traded regional and national brewing companies against their revenues and EBITDA to derive a market capitalization multiple. This multiple was applied against the Company’s forecasted EBITDA. The transactional methodology compared revenues and specified earnings multiples on recent merger transactions involving a similarly situated specialty brewer to derive an estimated revenue multiple to apply against the Company’s revenue projections. The analysis resulted in a complete impairment of the Company’s goodwill balance. Given that certain of these inputs are unobservable, management assessed this to be a level 3 measurement within the hierarchy established by SFAS 157.

In performing its analysis of the fair values of its equity investments in accordance with APB 18, the Company based its estimates on an income methodology using a discounted cash flow valuation model. The discounted cash flow model incorporates the Company’s estimates of 1) the future cash flows associated with the investments, 2) future growth rates for those entities and 3) the applicable discount rates used to discount those estimated cash flows. The analysis resulted in a partial impairment of the Company’s equity investment in FSB of $1.3 million and its equity investment in Kona of $100,000. Given that certain of these inputs are unobservable, management assessed this to be a level 3 measurement within the hierarchy established by SFAS 157.

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

Refundable Deposits on Kegs.  The Company distributes its draft beer in kegs that are owned by the Company as well as in kegs that have been leased from third parties. Kegs that are owned by the Company are reflected in the Company’s balance sheets at cost and are depreciated over the estimated useful life of the keg. When draft beer is shipped to the wholesaler, regardless of whether the keg is owned or leased, the Company collects a refundable deposit, reflected as a current liability in the Company’s balance sheets. Upon return of the keg to the Company, the deposit is refunded to the wholesaler. When a wholesaler cannot account for some of the Company’s kegs for which it is responsible, the wholesaler pays the Company, for each keg determined to be lost, a fixed fee and also forfeits the deposit. For the years ended December 31, 2008 and 2007, the Company reduced its brewery equipment by $770,000 and $716,000, respectively, comprised of lost keg fees and forfeited deposits.

The Company has experienced some loss of kegs and anticipates that some loss will occur in future periods due to the significant volume of kegs handled by each wholesaler and retailer, the similarities between kegs owned by most brewers, and the relatively low deposit collected on each keg when compared with the market value of the keg. The Company believes that this is an industry-wide problem and the Company’s loss experience is typical of the industry. In order to estimate forfeited deposits attributable to lost kegs, the Company periodically uses internal records, A-B records, other third party records, and historical information to estimate the physical count of kegs held by wholesalers and A-B. These estimates affect the amount recorded as brewery equipment and refundable deposits as of the date of the financial statements. The actual liability for refundable deposits could differ from estimates. For the years ended December 31, 2008 and 2007, the Company decreased its refundable deposits and brewery equipment related to these adjustments by $596,000 and $48,000, respectively. As of December 31, 2008 and 2007, the Company’s balance sheets include $5.7 million and $3.1 million, respectively, in refundable deposits on kegs and $5.0 million and $655,000 in keg equipment, net of accumulated depreciation.

Revenue Recognition.  Effective with the Merger, the Company recognizes revenue from product sales, net of excise taxes, discounts and certain fees the Company must pay in connection with sales to A-B, when the products are delivered to A-B or the wholesaler. In prior periods, it had recognized revenues from these activities when the associated products were shipped to the customers as the time between shipment and delivery is short, product damage claims and returns are insignificant and the volume of shipments involved was relatively low. The Company assessed the cumulative impact of this change in accounting policy and determined that the change is not material to the consolidated financial statements as of and for the year ended December 31, 2008 or any prior period.

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

Income Taxes.  The Company records federal and state income taxes in accordance with FASB SFAS No. 109, Accounting for Income Taxes. Deferred income taxes or tax benefits reflect the tax effect of temporary differences between the amounts of assets and liabilities for financial reporting purposes and amounts as measured for tax purposes as well as for tax net operating loss (“NOLs”) and credit carryforwards.

As of December 31, 2008, the Company’s deferred tax assets were primarily comprised of federal NOL carryforwards of $29.1 million, or $9.9 million tax-effected; state NOL carryforwards of $299,000 tax-effected; and federal and state alternative minimum tax credit carryforwards of $183,000 tax-effected. In assessing the realizability of its deferred tax assets, the Company considered both positive and negative evidence when measuring the need for a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income during the periods in which those temporary differences become deductible. Among other factors, the Company considered future taxable income generated by projected differences between financial statement depreciation and tax depreciation, including the depreciation on the assets acquired in the Merger. Based upon this, the Company determined that its previously established valuation allowance of approximately $1.1 million was no longer required, and recorded the release of the valuation allowance against goodwill as of the date of the Merger.

At December 31, 2008, based upon the available evidence and due to the Company’s taxable loss for the current year exceeding its preliminary projections, the Company believes that it is more likely than not that certain deferred tax assets will not be realized. As a result, the Company recorded a valuation allowance of $1.0 million recorded as a reduction of the tax benefit for the year ended December 31, 2008. To the extent that the Company continues to be unable to generate adequate taxable income in future periods, the Company may not be able to recognize additional tax benefits and may be required to increase the valuation allowance to provide for potentially expiring NOLs for which a valuation allowance had not been previously recorded.

There were no unrecognized tax benefits as of December 31, 2008 or December 31, 2007. The Company does not anticipate significant changes to its unrecognized tax benefits within the next twelve months.

Tax years that remain open for examination by the Internal Revenue Service include the years from 2005 through 2008. In addition, tax years from 1997 to 2004 may be subject to examination by the Internal Revenue Service and state tax jurisdiction to the extent that the Company utilizes the NOLs from those years in its current year or future year tax returns.

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

The Company has adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires that all derivatives be recognized at fair value in the balance sheet, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on whether the instrument meets the criteria to apply hedge accounting. Derivative financial instruments are utilized by the Company to reduce interest rate risk. The counterparties to derivative transactions are major financial institutions. The Company does not hold or issue derivative financial instruments for trading purposes.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 was effective for fiscal years beginning after November 15, 2007, with early adoption permitted. Although the Company adopted SFAS 159 as of January 1, 2008, the Company did not elect the fair value option for any items permitted under SFAS 159.

In December 2007, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). The EITF defines a collaborative arrangement and concludes that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF No. 99-19 and other accounting literature. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The Company does not anticipate the adoption of EITF 07-1 will have a material effect on the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities in order to improve the transparency of financial reporting. SFAS 161 amends and expands the disclosure requirements of SFAS 133 to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the impact that SFAS No. 161 will have on its financial statement disclosures, but does not anticipate the adoption of SFAS 161 to have a material effect on the Company’s financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP FAS 142-3 requires a company estimating the useful life of a recognized intangible asset to consider its historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company anticipates that expanded disclosure may be required, but does not anticipate the adoption of FSP FAS 142-3 will have a material effect on the Company’s financial position, results of operations or cash flows.

In October 2008, the FASB issued FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP FAS 157-3”), which clarifies the application of SFAS 157, in an inactive market. FSP FAS 157-3 addresses application issues such as how management’s internal assumptions should be considered when measuring fair value when relevant observable data do not exist; how observable market information in a market that is not active should be considered when measuring fair value and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. FSP FAS 157-3 was effective upon issuance. Our adoption of FSP FAS 157-3 did not have a material effect on our financial condition, results of operations or cash flows.

In November 2008, the EITF reached a consensus on issue No. 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”). EITF 08-6 requires a company to measure its equity method investment initially at cost in accordance with SFAS No. 141(R) Business Combinations. EITF 08-6 also outlines the factors that a company should take into consideration when an impairment is recognized under the provisions of APB 18. EITF 08-6 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively. The Company does not anticipate the adoption of EITF 08-6 will have a material effect on the Company’s financial position, results of operations or cash flows.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Craft Brewers Alliance, Inc.
(formerly Redhook Ale Brewery, Incorporated)

We have audited the accompanying balance sheets of Craft Brewers Alliance, Inc. (formerly Redhook Ale Brewery, Incorporated) (“the Company”) as of December 31, 2008 and 2007 and the related statements of operations, common stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Craft Brewers Alliance, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Seattle, Washington
March 25, 2009

CRAFT BREWERS ALLIANCE, INC.

BALANCE SHEETS

	December 31,	December 31,
	2008	2007
	(Dollars in thousands except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$11	$5,527
Accounts receivable, net of allowance for doubtful accounts of $64 and $95 in 2008 and 2007, respectively	12,499	3,893
Trade receivable from Craft Brands	—	670
Inventories, net	9,729	2,928
Income tax receivable	724	—
Deferred income tax asset, net	767	944
Other	3,951	1,043

Total current assets	27,681	15,005
Property, equipment and leasehold improvements, net	101,389	55,862
Equity investments	5,189	416
Intangible and other assets, net	13,546	107

Total assets	$147,805	$71,390

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,000	$3,149
Trade payable to Craft Brands	—	416
Accrued salaries, wages, severance and payroll taxes	3,630	1,524
Refundable deposits	6,191	3,500
Other accrued expenses	2,393	687
Current portion of long-term debt and capital lease obligations	1,394	15

Total current liabilities	28,608	9,291

Long-term debt and capital lease obligations, net of current portion	31,834	31

Fair value of derivative financial instruments	1,252	—

Deferred income tax liability, net	6,552	1,762

Other liabilities	278	226

Common Stockholders’ Equity:
Common stock, par value $0.005 per share, 50,000,000 shares authorized; 16,948,063 shares in 2008 and 8,354,239 shares in 2007 issued and outstanding	85	42
Additional paid-in capital	122,433	69,304
Accumulated other comprehensive income	(693)	—
Retained deficit	(42,544)	(9,266)

Total common stockholders’ equity	79,281	60,080

Total liabilities and common stockholders’ equity	$147,805	$71,390

The accompanying notes are an integral part of these financial statements.

CRAFT BREWERS ALLIANCE, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007
	(In thousands, except per share amounts)

Sales	$86,013	$46,544
Less excise taxes	6,252	5,074

Net sales	79,761	41,470
Cost of sales	65,646	36,785

Gross profit	14,115	4,685
Selling, general and administrative expenses	19,894	8,257
Loss on impairments of assets	30,589	—
Merger-related expenses	1,783	584
Income from equity investment in Craft Brands	1,390	2,826

Operating loss	(36,761)	(1,330)
Loss from equity investments in Kona and FSB	(11)	—
Interest expense	(993)	(302)
Interest and other income, net	110	517

Loss before income taxes	(37,655)	(1,115)
Income tax benefit	(4,377)	(176)

Net loss	$(33,278)	$(939)

Basic and diluted loss per share	$(2.63)	$(0.11)

The accompanying notes are an integral part of these financial statements.

CRAFT BREWERS ALLIANCE, INC.

STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY

				Accumulated
	Common Stock		Additional	Other		Total Common
		Par	Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Value	Capital	Income	Deficit	Equity
	(In thousands)

Balance as of December 31, 2006	8,281	$41	$68,978	$—	$(8,327)	$60,692
Issuance of shares under stock plans	49	1	157	—	—	158
Stock-based compensation	24	—	169	—	—	169
Net loss	—	—	—	—	(939)	(939)

Balance as of December 31, 2007	8,354	42	69,304	—	(9,266)	60,080
Issuance of shares under stock plans	228	1	474	—	—	475
Stock-based compensation	4	—	20	—	—	20
Issuance of shares pursuant to merger with Widmer Brothers Brewing Company	8,362	42	52,635	—	—	52,677
Comprehensive income:	—	—	—	—	—	—
Unrealized losses on derivative financial instruments, net of taxes of $407	—	—	—	(693)	—	(693)
Net loss	—	—	—	—	(33,278)	(33,278)

Total comprehensive loss	—	—	—	—	—	(33,971)

Balance as of December 31, 2008	16,948	$85	$122,433	$(693)	$(42,544)	$79,281

The accompanying notes are an integral part of these financial statements.

CRAFT BREWERS ALLIANCE, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007
	(In thousands)

Operating Activities
Net loss	$(33,278)	$(939)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,474	2,863
Income from equity investments less than (in excess of) cash distributions	88	(288)
Deferred income taxes	(4,400)	(224)
Loss on impairment of assets	30,589	—
Reserve for obsolete inventory	155	205
(Gain) loss on disposition of property, equipment and leasehold improvements	42	(3)
Stock compensation	20	169
Other	(45)	79
Changes in operating assets and liabilities, net of effects of acquisition of Widmer Brothers Brewing Company:
Accounts receivable	1,416	(2,077)
Trade receivables from Craft Brands	120	184
Inventories	(1,844)	(561)
Other current assets	(3,431)	(839)
Income taxes receivable	722	—
Other assets	(295)	113
Accounts payable and other accrued expenses	(1,134)	1,221
Trade payable to Craft Brands	60	91
Accrued salaries, wages and payroll taxes	734	(23)
Refundable deposits	134	1,626

Net cash provided by (used in) operating activities	(4,873)	1,597

Investing Activities
Expenditures for fixed assets	(6,667)	(1,410)
Proceeds from disposition of fixed assets	442	487
Cash acquired in acquisition of Widmer Brothers Brewing Company, net	2,274	—

Net cash used in investing activities	(3,951)	(923)

Financing Activities
Principal payments on debt and capital lease obligations	(642)	(4,740)
Net borrowings under revolving line of credit	3,500	—
Issuance of common stock	475	158
Amounts paid for debt issue costs	(25)	—

Net cash provided by (used in) financing activities	3,308	(4,582)

Decrease in cash and cash equivalents	(5,516)	(3,908)
Cash and cash equivalents:
Beginning of period	5,527	9,435

End of period	$11	$5,527

Supplemental Disclosures
Cash paid for interest	$837	$332

Cash paid for income taxes	$47	$53

Non-cash Transaction
Net assets of Widmer Brothers Brewing Company acquired in exchange for issuance of common stock and assumption of debt (see Note 2)	$80,072	$—

The accompanying notes are an integral part of these financial statements.

CRAFT BREWERS ALLIANCE, INC.

NOTES TO FINANCIAL STATEMENTS

1.	Nature of Operations

Craft Brewers Alliance, Inc. (the “Company” or “CBA”) was formed in 1981 to brew and sell craft beer. The Company produces specialty bottled and draft products at its Company-owned breweries and on the premises of each of its production breweries, operates a pub or restaurant that promotes the Company’s products, offers dining and entertainment facilities, and sells retail merchandise.

For more than ten years, the Company’s products have been distributed in the United States in 48 states. This was accomplished primarily through a series of distribution agreements with Anheuser-Busch, Incorporated (“A-B”) and with, until its merger, Craft Brands Alliance, LLC (“Craft Brands”), a joint venture that the Company participated in with Widmer Brothers Brewing Company (“Widmer”). In 2004, the Company executed three agreements, an exchange and recapitalization agreement (“Exchange Agreement”), a distribution agreement (“A-B Distribution Agreement”) and a registration rights agreement that collectively constitute the framework of its existing relationship with A-B. The terms of the Exchange Agreement, as amended, provided that the Company issue 1,808,243 shares of common stock to A-B in exchange for 1,289,872 shares of convertible redeemable Series B Preferred Stock held by A-B. The Series B Preferred Stock, then reflected on the Company’s balance sheet at approximately $16.3 million, was cancelled. In connection with the Exchange Agreement, the Company also paid $2.0 million to A-B in November 2004. The terms of the A-B Distribution Agreement provided for the Company to continue to distribute its product in the Midwest and Eastern United States through A-B’s national distribution network by selling its product to A-B. The A-B Distribution Agreement is subject to early termination, by either party, upon the occurrence of certain events.

The Company executed an agreement to which A-B is a party effective July 1, 2008, modifying and amending the A-B Distribution Agreement, Exchange Agreement and registration rights agreement to reflect A-B’s consent to and effect of the merger transaction discussed below (“Consent and Amendment Agreement”). The Consent and Amendment Agreement extended the expiration date of the A-B Distribution Agreement to December 31, 2018 and modified, in part, the scope of the distribution area to include those regions that were previously covered under agreement between the Company and Craft Brands. The amended A-B Distribution Agreement provides for an automatic renewal for an additional ten-year period absent A-B providing written notice to the contrary on or prior to June 30, 2018.

The financial statements as of and for the year ended December 31, 2008 reflect the July 1, 2008 merger of Widmer with and into the Company, as more fully described in Note 2 below. The financial statements as of December 31, 2008 also reflect the effect of the July 1, 2008 merger on the termination of the agreements between the Company and Craft Brands, and the resulting merger of Craft Brands with and into the Company. See Note 7 for further discussion of Craft Brands.

2.	Merger with Widmer

On November 13, 2007, the Company entered into an Agreement and Plan of Merger with Widmer, which was subsequently amended on April 30, 2008 (“Merger Agreement”). The Merger Agreement provided, subject to customary conditions to closing, for a merger (the “Merger”) of Widmer with and into the Company. A copy of the Merger Agreement was included as an exhibit to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on November 13, 2007. A copy of Amendment No. 1 to the Merger Agreement was included as an exhibit to the Company’s registration statement on Form S-4/A filed with the SEC on May 2, 2008.

The Company believes that the combined entity has the potential to secure efficiencies beyond those that had already been achieved by its existing relationships with Widmer in utilizing the two companies’ breweries and a national sales force, as well as by reducing duplicate functions. Utilizing the combined breweries offers a greater opportunity to rationalize production capacity in line with product demand. The national sales force of the combined entity will support further promotion of the products of its corporate investments, Kona

Craft Brewers Alliance, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Brewery LLC (“Kona”), which brews Kona malt beverage products, and, to a lesser extent, Fulton Street Brewery, LLC (“FSB”), which brews Goose Island malt beverage products. The Company also expects that the combined entity may have greater access to capital markets driven by its increased size and expected growth rates.

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

Merger-Related Costs

In connection with the Merger, the Company incurred merger-related expenditures, including legal, consulting, meeting, filing, printing and severance costs. Certain of the merger-related expenses have been reflected in the statements of operations as selling, general and administrative expenses. Certain of the other merger-related costs have been capitalized in accordance with Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”) as discussed below. The summary of merger-related expenditures incurred during the periods indicated is as follows:

	Year Ended December 31,
	2008	2007
	(In thousands)

Merger-related costs and expenses:
Reflected in Statements of Operations	$1,783	$584
Reflected in Balance Sheets	—	154

Total Merger-related costs & expenses	$1,783	$738

As discussed further in Note 12, as of December 31, 2008, the Company recorded a full impairment of its goodwill asset. All costs capitalized to goodwill, including any capitalized merger costs, were charged to earnings for the year ended December 31, 2008 as a result. As of December 31, 2007, capitalized merger costs of $154,000 were presented in other current assets on the Company’s balance sheet.

Merger-related expenses include severance payments to employees and officers whose employment was or will be terminated as a result of the Merger. The Company estimates that merger-related severance benefits totaling approximately $644,000 will be paid from 2009 to 2011 to all affected former Redhook employees and officers, and affected former Widmer employees. The Company recognized $1.5 million as a merger-related expense in the statement of operations during the year ended December 31, 2008 in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The Company estimates that the remaining severance cost related to the affected employee group will be recognized as a merger-related expense of approximately $112,000 and $113,000 in the first and second quarters of 2009, respectively.

Craft Brewers Alliance, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Accounting for the Acquisition of Widmer

The acquisition of Widmer has been accounted for in accordance with SFAS 141 and SFAS No. 142, Goodwill and Intangible Assets (“SFAS 142”). Accordingly, the Company’s balance sheet as of December 31, 2008 reflects the acquisition of Widmer tangible and intangible assets and assumption of Widmer liabilities. The results of operations of Widmer from July 1, 2008 to December 31, 2008 are included in the Company’s statement of operations for the year ended December 31, 2008.

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

The Company has estimated the aggregate purchase price of Widmer as follows:

(In thousands)

Fair value of Common Stock issued	$52,677
Interest-bearing debt assumed	29,669

Total purchase price	$82,346

The fair value of the common stock issued was the product of the number of shares of common stock issued to Widmer security holders pursuant to the Merger and $6.30, the average closing price of the common stock as reported by Nasdaq for the five trading days before and after November 13, 2007, the date of the Merger Agreement.

Craft Brewers Alliance, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company has allocated the purchase price as follows:

(In thousands)

Widmer assets acquired and liabilities assumed:
Current assets	$18,887
Income tax receivable	1,491
Property, equipment and leasehold improvements	44,929
Equity investments	6,600
Trade name and trademarks	16,300
Intangible assets — recipes, distributor agreements, and non-compete agreements	3,000
Favorable contracts	643

Total assets acquired	91,850

Current liabilities	(19,821)
Fair value of derivative financial instrument	(186)
Premium on promissory notes payable	(686)
Deferred income tax liability, net and other noncurrent liabilities	(10,718)

Total liabilities assumed	(31,411)

Net assets acquired	60,439

Excess of purchase price over net assets acquired	21,907
Incremental direct merger costs incurred by the Company	879
Elimination of valuation allowance for deferred tax assets	(1,059)
Elimination of receivables and payables due to/from Widmer and Craft Brands	623
Elimination of investment in Craft Brands	339

782

Goodwill recorded	$22,689

Unaudited Pro Forma Results of Operations

The unaudited pro forma combined condensed results of operations are presented below for:

•	the year ended December 31, 2008 as if the Merger had been completed on January 1, 2008; and

•	the year ended December 31, 2007 as if the Merger had been completed on January 1, 2007.

	Proforma Results
	Year Ended December 31,
	2008	2007
	(In thousands, except
	per share data)

Net sales	$117,654	$100,656
Loss before income taxes	$(39,287)	$(1,109)
Net loss	$(34,357)	$(729)
Basic and diluted loss per share	$(2.03)	$(0.04)

The unaudited pro forma results of operations are not necessarily indicative of the operating results that would have been achieved had the Merger been consummated as of the dates indicated, or that may be achieved in the future. Rather, the unaudited pro forma combined condensed results of operations presented

Craft Brewers Alliance, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Inventories

Inventories, except for pub food, beverages and supplies, are stated at the lower of standard cost, which approximates the first-in, first-out method, or market. Pub food, beverages and supplies are stated at the lower of cost or market.

In coordinating the operations of the merged entity, the Company has identified specific classes of inventory items that were previously expensed by the Company, but were carried as inventory by Widmer. Specific classes of inventory items include certain packaging items, promotional merchandise and pub food, beverages and supplies. Generally this was due to the significance of the item relative to the operations of the individual entities, reflecting minor differences in the two businesses. The Company revised its policies with regard to these items as of the beginning of the third quarter of 2008, such that, on a prospective basis, purchases of these items are now inventoried. The Company assessed the cumulative impact of this change in accounting policy and determined that the change is not material to the financial statements as of and for the year ended December 31, 2008 or any prior period.

The Company regularly reviews its inventories for the presence of obsolete product attributed to age, seasonality and quality. Inventories that are considered obsolete are written off or adjusted to carrying value. The Company records as a non-current asset the cost of inventory for which it estimates it has more than a twelve-month supply.

Investment in Subsidiaries

As a result of the merger of Craft Brands with and into the Company, the Company terminated its agreements with Craft Brands effective July 1, 2008. Prior to this date, the Company had assessed its investment in Craft Brands pursuant to the provisions of FASB Interpretation No. 46 Revised, Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51 (“FIN 46R”). In applying FIN 46R, the Company

Craft Brewers Alliance, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

did not consolidate the financial statements of Craft Brands with the financial statements of the Company, but instead accounted for its investment in Craft Brands under the equity method, as outlined by Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”). The Company recognized its share of the net earnings of Craft Brands by an increase to its investment in Craft Brands on the Company’s balance sheet and recognized income from equity investment in the Company’s statement of operations. Any cash distributions received or the Company’s share of losses reported by Craft Brands were reflected as a decrease in investment in Craft Brands on the Company’s balance sheet. Prior to the merger, the Company did not control the amount or timing of cash distributions by Craft Brands.

As a result of the Merger, the Company acquired a 42% equity ownership interest in FSB and a 20% equity ownership interest in Kona. The Company accounts for these investments under the equity method in accordance with APB 18. For these investments, upon acquisition in the Merger, the Company recorded the fair value of the respective investment as its carrying value. The difference between the carrying value of the equity investment and the Company’s amount of underlying equity in the net assets of the investee is considered equity method goodwill, which is not amortized. The carrying value of the equity investment is reviewed for impairment. At December 31, 2008, the Company recorded a loss on impairment of assets associated with these investments. See Note 12 for further details.

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

Depreciation and amortization of property, equipment and leasehold improvements is provided on the straight-line method over the following estimated useful lives:

Buildings	31 - 50 years
Brewery equipment	10 - 25 years
Furniture, fixtures and other equipment	2 - 10 years
Vehicles	5 years
Leasehold improvements	Useful life or term of lease, whichever less

Goodwill and Other Intangible Assets

In accordance with SFAS 142, goodwill and other intangible assets with indefinite useful lives are not amortized but are reviewed periodically for impairment.

The provisions of SFAS 142 require that an intangible asset that is not subject to amortization, including goodwill, be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The provisions also require that a two-step test be performed to assess goodwill for impairment. First, the fair value of each reporting unit is compared with its carrying value, including goodwill. If the fair value exceeds the carrying value then goodwill is not impaired and no further testing is performed. If the carrying value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step compares the fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of goodwill over the fair value of the goodwill.

Craft Brewers Alliance, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Refundable Deposits on Kegs

The Company distributes its draft beer in kegs that are owned by the Company as well as in kegs that have been leased from third parties. Kegs that are owned by the Company are reflected in the Company’s balance sheets at cost and are depreciated over the estimated useful life of the keg. When draft beer is shipped to the wholesaler, regardless of whether the keg is owned or leased, the Company collects a refundable deposit, presented as a current liability — refundable deposits in the Company’s balance sheets. Upon return of the keg to the Company, the deposit is refunded to the wholesaler. See discussion at Note 17, “Related-Party Transactions” for impact of lost kegs on the Company’s brewery equipment.

The Company has experienced some loss of kegs and anticipates that some loss will occur in future periods due to the significant volume of kegs handled by each wholesaler and retailer, the homogeneous nature of kegs owned by most brewers, and the relatively small deposit collected for each keg when compared with its market value. The Company believes that this is an industry-wide problem and that the Company’s loss experience is not atypical. In order to estimate forfeited deposits attributable to lost kegs, the Company periodically uses internal records, records maintained by A-B, records maintained by other third party vendors, and historical information to estimate the physical count of kegs held by wholesalers and A-B. These estimates affect the amount recorded as equipment and refundable deposits as of the date of the financial statements. The actual liability for refundable deposits could differ from estimates. For the years ended December 31, 2008 and 2007, the Company decreased its refundable deposits and brewery equipment by $596,000 and $48,000, respectively. As of December 31, 2008 and 2007, the Company’s balance sheets include $5.7 million and $3.1 million, respectively, in refundable deposits on kegs and $5.0 million and $655,000 in keg equipment, net of accumulated depreciation.

Fair Value of Financial Instruments

The recorded value of the Company’s financial instruments is considered to approximate the fair value of the instruments, in all material respects, because the Company’s receivables and payables are recorded at amounts expected to be realized and paid, the Company’s derivative financial instruments are carried at fair

Craft Brewers Alliance, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

value, and the carrying value of the Company’s debt obligations that were assumed in the Merger were adjusted to their respective fair values as of the effective date of the Merger.

Financial instruments that potentially subject the Company to credit risk consist principally of trade accounts receivable. While wholesale distributors and A-B account for substantially all trade accounts receivable, this concentration risk is limited due to the number of distributors, their geographic dispersion, and state laws regulating the financial affairs of distributors of alcoholic beverages.

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

Revenue Recognition

Effective with the Merger, the Company recognizes revenue from product sales when the products are delivered to A-B or the wholesaler. These are recorded net of excise taxes, discounts and certain fees the Company must pay in connection with sales to A-B. In prior periods, it had recognized revenues from these activities when the associated products were shipped to the customers as the time between shipment and delivery was short, product damage claims and returns were insignificant and the volume of shipments involved was relatively low. The Company assessed the cumulative impact of this change in accounting policy and determined that the change is not material to the financial statements as of and for the year ended December 31, 2008 or any prior period.

The Company also earns revenue in connection with two operating agreements with Kona — an alternating proprietorship agreement and a distribution agreement. Pursuant to the alternating proprietorship agreement, Kona produces a portion of its malt beverages at the Company’s brewery in Portland, Oregon. The Company receives a facility fee from Kona based on the barrels brewed and packaged at the Company’s brewery. Fees are recognized as revenue upon completion of the brewing process and packaging of the product. In connection with the alternating proprietorship agreement, the Company also sells certain raw materials to Kona for use in brewing. Revenue is recognized when the raw materials are removed from the Company’s stock. Under the distribution agreement, the Company purchases Kona-branded product from Kona, whether manufactured at Kona’s Hawaii brewery or the Company’s brewery, then sells and distributes the product. The Company recognizes revenue when the product is delivered to A-B or the wholesaler.

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

Craft Brewers Alliance, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Income Taxes

The Company records federal and state income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Deferred income taxes or tax benefits reflect the tax effect of temporary differences between the amounts of assets and liabilities for financial reporting purposes and amounts as measured for tax purposes as well as for tax net operating loss and credit carryforwards. These deferred tax assets and liabilities are measured under the provisions of the currently enacted tax laws. Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards and tax credit carryforwards if it is more likely than not that the tax benefits will be realized. For deferred tax assets that cannot be recognized under the more likely than not standard, the Company has established a valuation allowance. The effect on deferred taxes upon a change in valuation allowance is recognized in the period that the change occurs.

Penalties incurred in connection with tax matters are classified as general and administrative expenses, and interest assessments incurred in connection with tax matters are classified as interest expense.

Advertising Expenses

Advertising costs, comprised of television, radio, print and outdoor advertising, sponsorships and printed product information, as well as costs to produce these media, are expensed as incurred. For the years ended December 31, 2008 and 2007, advertising expenses totaling $1.8 million and $443,000, respectively, are reflected as selling, general and administrative expenses in the Company’s statements of operations.

The Company incurs costs for the promotion of its products through a variety of advertising programs with its wholesalers and downstream retailers. These costs are included in selling, general and administrative expenses and frequently involve the local wholesaler sharing in the cost of the program. Reimbursements from wholesalers for advertising and promotion activities are recorded as a reduction to selling, general and administrative expenses in the Company’s statements of operations. Reimbursements for pricing discounts to wholesalers are recorded as a reduction to sales in the Company’s statements of operations.

Segment Information

The Company operates in one principal business segment as a manufacturer of beer and ales across domestic markets. The Company believes that its pub operations and brewery operations, whether considered individually or in combination, do not constitute a separate segment under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company believes that its three production brewery operations are functionally and financially similar. The Company operates its three pubs as an extension of the marketing of its products and views their primary function to be promotion of these products.

Stock-Based Compensation

The Company maintains several stock incentive plans under which non-qualified stock options, incentive stock options and restricted stock have been granted to employees and non-employee directors and accounts for these grants consistent with SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which revises

Craft Brewers Alliance, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

SFAS No. 123 and supersedes APB No. 25. SFAS 123R requires that all share-based payments to employees and directors be recognized as expense in the statement of operations based on their fair values and vesting periods. The Company is required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statements of operations.

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

Reclassifications

Certain reclassifications have been made to the prior year’s data to conform to the current year’s presentation.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 was effective for fiscal years beginning after November 15, 2007, with early adoption permitted. Although the Company adopted SFAS 159 as of January 1, 2008, the Company did not elect the fair value option for any items permitted under SFAS 159.

In December 2007, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). The EITF defines a collaborative arrangement and concludes that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF No. 99-19 and other accounting literature. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The Company does not anticipate the adoption of EITF 07-1 will have a material effect on the Company’s results of operations, financial condition or cash flows.

Craft Brewers Alliance, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities in order to improve the transparency of financial reporting. SFAS 161 amends and expands the disclosure requirements of SFAS 133 to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the impact that SFAS No. 161 will have on its financial statement disclosures, but does not anticipate the adoption of SFAS 161 will have a material effect on the Company’s financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP FAS 142-3 requires a company estimating the useful life of a recognized intangible asset to consider its historical experience in renewing or extending similar arrangements or, in the absence of such experience, to consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company anticipates that expanded disclosure may be required, but does not anticipate the adoption of FSP FAS 142-3 will have a material effect on the Company’s financial position, results of operations or cash flows.

In October 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP FAS 157-3”), which clarifies the application of SFAS No. 157, “Fair Value Measurements” in an inactive market. FSP FAS 157-3 addresses application issues such as how management’s internal assumptions should be considered when measuring fair value when relevant observable data do not exist; how observable market information in a market that is not active should be considered when measuring fair value and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. FSP FAS 157-3 was effective upon issuance. The Company’s adoption of FSP FAS 157-3 did not have a material effect on the Company’s financial condition, results of operations or cash flows.

In November 2008, the EITF reached a consensus on issue No. 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”). EITF 08-6 requires a company to measure its equity method investment initially at cost in accordance with SFAS No. 141(R) Business Combinations. EITF 08-6 also outlines the factors that a company should take into consideration when an impairment is recognized under the provisions of APB 18. EITF 08-6 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively. The Company does not anticipate the adoption of EITF 08-6 will have a material effect on the Company’s financial position, results of operations or cash flows.

Craft Brewers Alliance, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

4.	Inventories

Inventories consist of the following:

	December 31,
	2008	2007
	(In thousands)

Raw materials	$4,258	$538
Work in process	1,921	922
Finished goods	1,624	511
Packaging materials, net	950	487
Promotional merchandise, net	907	470
Pub food, beverages and supplies	69	—

	$9,729	$2,928

Work in process is beer held in fermentation tanks prior to the filtration and packaging process. The Company has established reserves for obsolescence and market valuation totaling $581,000 and $208,000 for its packaging materials and promotional merchandise inventories as of December 31, 2008 and 2007, respectively.

5.	Other Current Assets

Other current assets consist of the following:

	December 31,
	2008	2007
	(In thousands)

Deposits paid to keg lessor	$3,182	$656
Merger-related costs (see Note 2)	—	154
Prepaid property taxes	177	—
Prepaid insurance	201	201
Other	391	32

	$3,951	$1,043

6.	Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements consist of the following:

	December 31,
	2008	2007
	(In thousands)

Brewery equipment	$74,224	$47,082
Buildings	50,927	35,846
Land and improvements	7,573	4,604
Furniture, fixtures and other equipment	3,931	2,337
Leasehold improvements	2,731	2
Vehicles	84	82
Construction in progress	675	314

	140,145	90,267
Less accumulated depreciation and amortization	38,756	34,405

	$101,389	$55,862

Craft Brewers Alliance, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008 and 2007, brewery equipment included property acquired under a capital lease with a cost of $13.1 million and $77,000, respectively, and accumulated amortization of $869,000 and $34,000, respectively. The Company’s statements of operations for the years ended December 31, 2008 and 2007 includes $870,000 and $15,000, respectively, in amortization expense related to this leased property.

7.  Equity Investments

Equity investments consist of the following:

	December 31,
	2008	2007
	(In thousands)

Fulton Street Brewery, LLC (“FSB”)	$4,103	$—
Kona Brewery LLC (“Kona”)	1,086	—
Craft Brands Alliance LLC (“Craft Brands”)	—	416

	$5,189	$416

During the year ended December 31, 2008, the Company recognized impairment losses deemed to be other than temporary for its investments in FSB and Kona; see discussion at Note 12 for further details.

FSB

For the year ended December 31, 2008, the Company’s share of FSB’s net income totaled $3,000. The Company’s investment in FSB was $4.1 million at December 31, 2008, and the Company’s portion of equity as reported on FSB’s financial statement was $1.9 million as of that date. The Company did not have an investment in FSB at December 31, 2007 as it acquired its interest in FSB as a result of the Merger. The Company has not received any cash capital distributions associated with FSB during its ownership period. At December 31, 2008, the Company has recorded a payable to FSB of $1.1 million primarily for amounts owing for purchases of Goose Island-branded product. The Company has recorded a receivable from FSB of $36,000 primarily for marketing fees associated with sales of Goose Island-branded product in the Company’s distribution area.

Kona

For the year ended December 31, 2008, the Company’s share of Kona’s net loss totaled $14,000. The Company’s investment in Kona was $1.1 million at December 31, 2008, and the Company’s portion of equity as reported on Kona’s financial statement was $347,000 as of that date. The Company did not have an investment in Kona at December 31, 2007 as it acquired its interest in Kona as a result of the Merger. The Company has not received any cash capital distributions associated with Kona during its ownership period. At December 31, 2008, the Company has recorded a receivable from Kona of $3.0 million primarily related to amounts owing under its alternative proprietorship and distribution agreements. Also at that date, the Company has recorded a payable to Kona of $1.9 million primarily for amounts owing for purchases of Kona-branded product.

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

Craft Brewers Alliance, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

In connection with the Merger, Craft Brands was also merged with and into the Company, effective July 1, 2008. All existing agreements, including all associated future commitments and obligations, between the Company and Craft Brands and between Craft Brands and Widmer terminated as a result of the merger of Craft Brands.

The Operating Agreement addressed the allocation of profits and losses of Craft Brands up to July 1, 2008. During the first six months of 2008 and all of 2007, the Company was allocated 42% of Craft Brands’ profits and losses. Net cash flow, if any, was generally distributed monthly to the Company based upon that percentage. The Company did not receive a distribution in any event that caused the liabilities of Craft Brands, adjusted for the liabilities to its members, to be in excess of its assets, or Craft Brands to be unable to pay its debts as those debts became due in the ordinary course of business.

As a result of the merger with Craft Brands, the Company adjusted its residual investment in and wrote off its net receivable from Craft Brands to the total purchase consideration that resulted in increases to goodwill of $339,000 and $21,000, respectively.

For the years ended December 31, 2008 and 2007, the Company’s share of Craft Brands’ net income totaled $1.4 million and $2.8 million, respectively. During the years ended December 31, 2008 and 2007, the Company received cash distributions of $1.5 million and $2.5 million, respectively, representing its share of the net cash flow of Craft Brands.

The selected financial information presented for Craft Brands for the year ended December 31, 2008 represents the activities for the entity from January 1, 2008 through June 30, 2008. The selected financial information is as follows:

	Year Ended December 31,
	2008	2007
	(Dollars in thousands)

Net sales	$38,463	$65,358
Gross profit	$12,089	$21,271
Operating income	$3,311	$6,711
Income before income taxes	$3,310	$6,728
Net income	$3,310	$6,728
Shipments (in barrels)	180,300	425,500

Craft Brewers Alliance, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

8.	Intangible and Other Assets

Intangible and other assets consist of the following:

	December 31,
	2008	2007
	(In thousands)

Trademarks and other	$10,027	$378
Distributor agreements	2,200	—
Recipes	700	—
Non-compete agreements	100	—
Favorable contracts	643	—
Promotional merchandise	393	98

	14,063	476
Less accumulated amortization	517	369

	$13,546	$107

During the year ended December 31, 2008, the Company recognized impairment charges associated with a decrease in the estimated fair value of its Widmer brand trademark; see discussion at Note 12 for further details.

Accumulated amortization by class consists of the following:

	December 31,
	2008	2007
	(In thousands)

Trademarks and other	$201	$369
Distributor agreements	73	—
Non-compete agreements	17	—
Favorable contracts	226	—

	$517	$369

Estimated amortization expenses to be recorded by class for the next five fiscal years are as follows:

	Year Ended December 31,
Estimated Amortization Expense	2009	2010	2011	2012	2013
	(In thousands)

Trademarks and other	$3	$3	$3	$2	$3
Distributor agreements	147	146	147	146	147
Non-compete agreements	33	33	17	—	—
Favorable contracts	278	104	29	5	1

	$461	$286	$196	$153	$151

Craft Brewers Alliance, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

9.	Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following:

	December 31,
	2008	2007
	(In thousands)

Term loan payable to bank, due July 1, 2018	$13,363	$—
Line of credit payable to bank, due January 1, 2013	12,000	—
Promissory notes payable to individual lenders, all due July 1, 2015	600	—
Premium on promissory notes	654	—
Capital lease obligations on equipment	6,611	46

	33,228	46
Less current portion of long-term debt	1,394	15

	$31,834	$31

As a result of the Merger, the Company assumed borrowings under Widmer’s outstanding credit arrangement; however, the Company refinanced these amounts by concurrently entering into a new loan agreement (the “Loan Agreement”) with Bank of America, N.A. (“BofA”). The Loan Agreement is comprised of a $15.0 million revolving line of credit (“Line of Credit”), including provisions for cash borrowings and up to $2.5 million notional amount of letters of credit, and a $13.5 million term loan (“Term Loan”). The Company may draw upon the Line of Credit for working capital and general corporate purposes. The Line of Credit matures on January 1, 2013 at which time the outstanding principal balance and any accrued but unpaid interest will be due. At December 31, 2008, the Company had $12.0 million outstanding under the Line of Credit with $3.0 million of availability for further cash borrowing.

At September 30, 2008, the Company was not in compliance with the covenants for the Loan Agreement as it was unable to meet either of the two required financial covenants, the funded debt to bank EBITDA ratio or the fixed charge coverage ratio, for the trailing twelve months ended September 30, 2008. Bank EBITDA is defined as Earnings before interest, taxes, depreciation, amortization and certain other adjustments as defined in the Loan Agreement. The Company and BofA executed a modification to the loan agreement effective November 14, 2008 (“Modification Agreement”) that permanently waived the noncompliance as an event of default at September 30, 2008. The Modification Agreement subjects the Company to certain terms and conditions different than under the original Loan Agreement. Those terms and conditions as modified are summarized below. As discussed in further detail below, the Company was in compliance with its covenants as of December 31, 2008.

Under the Modification Agreement, the Company may select from one of the following two interest rate benchmarks as the basis for calculating interest on the outstanding principal balance of the Line of Credit: the London Inter-Bank Offered Rate (“LIBOR”) or the Inter-Bank Offered Rate (“IBOR”) (each, a “Benchmark Rate”). Interest accrues at an annual rate equal to the Benchmark Rate plus a marginal rate. The Company may select different Benchmark Rates for different tranches of its borrowings under the Line of Credit. The marginal rate is fixed at 3.50% until September 30, 2009 at which time it will vary from 1.75% to 3.50% based on the ratio of the Company’s funded debt to EBITDA, as defined. LIBOR rates may be selected for one, two, three, or six month periods, and IBOR rates may be selected for no shorter than 14 days and no longer than six months. Under the Modification Agreement, the Company may not draw upon the Line of Credit in increments of less than $1 million. Accrued interest for the Line of Credit is due and payable monthly. At December 31, 2008, the weighted-average interest rate for the borrowings outstanding under the Line of Credit was 3.90%.

Craft Brewers Alliance, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

An annual fee will be payable in advance on the notional amount of each standby letter of credit issued and outstanding multiplied by an applicable rate ranging from 1.13% to 1.50%.

Interest on the Term Loan will accrue on the outstanding principal balance in the same manner as provided for under the Line of Credit, as established under the LIBOR one-month Benchmark Rate. The interest rate on the Term Loan was 3.95% as of December 31, 2008. Accrued interest for the Term Loan is due and payable monthly. At December 31, 2008, principal payments are due monthly in accordance with an agreed-upon schedule set forth in the Loan Agreement. Any unpaid principal balance and unpaid accrued interest will be due on July 1, 2018.

Under the Modification Agreement, a quarterly fee on the unused portion of the Line of Credit, including the undrawn amount of the Standby Letter of Credit, will accrue at a rate of 0.50% payable quarterly. A loan fee associated with the Term Loan for $25,000 was paid during the three months ended September 30, 2008, and a loan fee associated with the Modification Agreement for $30,000 was paid during the three months ended December 31, 2008. These amounts were fully charged to interest expense during the year ended December 31, 2008.

The Modification Agreement also revised the types of financial covenants that the Company is required to meet for each quarter through June 30, 2009. As of December 31, 2008, the Company was in compliance with the loan covenants under the Modification Agreement. A covenant under the Modification Agreement requires the Company to generate a specified EBITDA amount measured on a quarterly basis. EBITDA under the Modified Agreement is defined similar to Bank EBITDA but includes certain adjustments specific to the Modification Agreement.

The following table summarizes the financial covenant ratios required pursuant to the Modification Agreement:

Financial Covenants Required by Modification Agreement

Minimum EBITDA, as defined (in thousands)
For the quarter ending March 31, 2009	$850
For the quarter ending June 30, 2009	$2,300
For the quarter ending September 30, 2009 and thereafter	Does not apply

Asset Coverage Ratio
For the quarter ending March 31, 2009 and thereafter	1.50 to 1

Capital Expenditures (in thousands)
To spend or incur obligations less than the following:
For the quarter ending March 31, 2009(1)	$1,350
For the quarter ending June 30, 2009(1)	$550
For the quarter ending September 30, 2009 and thereafter	Does not apply

(1)	- Provides for carryover spending of any amount not used in the prior quarter

The Loan Agreement is secured by substantially all of the Company’s personal property and by the real properties located at 924 North Russell Street, Portland, Oregon and 14300 NE 145th Street, Woodinville, Washington (“Collateral”), which comprise its larger-scale automated Portland, Oregon brewery and its Woodinville, Washington brewery, respectively.

In addition, the Company is restricted in its ability to declare or pay dividends, repurchase any outstanding common stock, acquire additional debt or enter into any agreement that would result in a change

Craft Brewers Alliance, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

in control of the Company. Effective September 30, 2009, the Company will be required to meet the financial covenant ratios of funded debt to EBITDA, as defined, and fixed charge coverage in the manner established pursuant to the original Loan Agreement, but at levels specified by the Modification Agreement.

If the Company is unable to generate sufficient EBITDA to meet the associated covenants either under the Modified Agreement or its Loan Agreement, as applicable, this would result in a violation. Failure to meet the covenants is an event of default and, at its option, BofA could deny a request for another waiver and declare the entire outstanding loan balance immediately due and payable. In such a case, the Company would seek to refinance the loan with one or more lenders, potentially at less desirable terms. However, there can be no guarantee that additional financing would be available at commercially reasonable terms, if at all.

As a result of the Merger, the Company assumed Widmer’s promissory notes signed in connection with the acquisition of commercial real estate related to the Portland, Oregon brewery. These notes were separately executed by Widmer with three individuals, but under substantially the same terms and conditions. Each promissory note is secured by a deed of trust on the commercial real estate. The outstanding note balance to each lender as of December 31, 2008 was $200,000, with each note bearing a fixed interest rate of 24% per annum, subject to a one-time adjustment on July 1, 2010 to reflect the change in the consumer price index from the date of issue, July 1, 2005, to the date of adjustment. The promissory notes are carried at the total of stated value plus a premium reflecting the difference between the Company’s incremental borrowing rate and the stated note rate. The effective interest rate for each note is 6.31%. Each note matures on the earlier of the individual lender’s death or July 1, 2015, but in no event prior to July 1, 2010, with prepayment of principal not allowed under the notes’ terms. Interest payments are due and payable monthly.

As a result of the Merger, the Company assumed Widmer’s capital equipment lease obligation to BofA, which is secured by substantially all of the brewery equipment and restaurant furniture and fixtures located in Portland, Oregon. The outstanding balance for the capital lease as of December 31, 2008 was $6.6 million, with monthly loan payments of $119,020 required through the maturity date of June 30, 2014. The capital lease carries an effective interest rate of 6.56%. The capital lease is subject to a prepayment penalty of the product of a specified percentage and the amount prepaid. This specified percentage began at 4% and, except in the event of acceleration due to an event of default, ratably declines 1% for every year the lease is outstanding until July 31, 2011, at which time the capital lease is not subject to a prepayment penalty. The specified percentage is 3% as of December 31, 2008. In the event of acceleration due to an event of default, the prepayment penalty is restored to 4%.

A minimal balance remains outstanding of other capital lease obligations consisting of agreements executed by the Company in prior years for the use of small production equipment and machinery.

On February 15, 2008, the Company had entered into a credit arrangement with BofA pursuant to which a $5 million revolving line of credit was provided. Effective June 30, 2008, the Company terminated this revolving line without drawing upon the line of credit at any time.

Craft Brewers Alliance, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

For the Company’s outstanding debt obligations as of December 31, 2008, long-term debt and future minimum capital lease payments for the next five fiscal years are as follows:

	Long-term Debt
	Line of		Promissory	Capital
	Credit	Term Loan	Notes	Lease Obligations
	(In thousands)

Succeeding periods:
2009	$—	$351	$—	$1,446
2010	—	374	—	1,440
2011	—	396	—	1,432
2012	—	421	—	1,428
2013	12,000	451	—	1,428
Thereafter	—	11,370	600	715

	$12,000	$13,363	$600	7,889

Amount representing interest	—	—	—	(1,278)

	$12,000	$13,363	$605	$6,611

10.	Derivative Financial Instruments and Fair Value Measurements

In connection with the Loan Agreement, the Company entered into a five-year interest rate swap agreement with a total notional value of $10.1 million to hedge the variability of interest payments associated with its variable-rate borrowings under the Term Loan. Through this swap agreement, the Company pays interest at a fixed rate of 4.48% and receives interest at a floating-rate of the one-month LIBOR. Since the interest rate swap hedges the variability of interest payments on variable rate debt with similar terms, it qualifies for cash flow hedge accounting treatment under SFAS 133. As of December 31, 2008, an unrealized net loss of $1.1 million was recorded in accumulated other comprehensive loss as a result of this hedge. There was no hedge ineffectiveness recognized for the year ended December 31, 2008 associated with this contract.

As a result of the Merger, the Company assumed Widmer’s contract with BofA for a $7.0 million notional interest rate swap agreement. On the effective date of the Merger, the Company entered into with BofA an equal and offsetting interest rate swap contract. Neither swap contract qualifies for hedge accounting under SFAS 133. The assumed contract requires the Company to pay interest at a fixed rate of 4.60% and receive interest at a floating rate of the one-month LIBOR, while the offsetting contract requires the Company to pay interest at a floating rate of the one-month LIBOR and receive interest at a fixed rate of 3.47%. Both contracts expire on November 1, 2010. The Company recorded a net gain on the contracts of $34,000 for the year ended December 31, 2008, which was recorded to other income. The Company did not have any similar contracts outstanding during 2007, therefore there were no amounts recorded to earnings for the year ended December 31, 2007.

All swap obligations with BofA are secured by the Collateral under the Loan Agreement.

Fair Value Measurements

SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value

Craft Brewers Alliance, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

The Company has assessed its assets and liabilities that are measured and recorded at fair value on a recurring or non-recurring basis, within the above hierarchy and that assessment is as follows:

	Fair Value Hierarchy Assessment
	Level 1	Level 2	Level 3	Total
	(In thousands)

Recurring
Derivative financial instruments — interest rate swaps	$—	$1,252	$—	$1,252

Non-recurring
Goodwill	—	—	—	—
Trademarks	—	—	10,002	10,002
Equity investments	—	—	5,189	5,189

11.	Common Stockholders’ Equity

Issuance of Common Stock

In conjunction with the exercise of stock options granted under the Company’s stock option plans during the years ended December 31, 2008 and 2007, the Company issued 227,750 and 48,550 shares, respectively, of common stock and received proceeds on exercise totaling $475,000 and $158,000, respectively. See “Stock-Based Compensation Expense” for a discussion of the impact on the Company’s statements of operations.

On June 24, 2008, the board of directors approved under the 2007 Stock Incentive Plan (the “2007 Plan”) a grant of 1,140 shares of fully-vested common stock to each independent, non-employee director except for the A-B designated directors. In conjunction with these stock grants, the Company issued 4,560 shares of common stock. See “Stock-Based Compensation Expense” for a discussion of the impact on the Company’s statements of operations.

On May 22, 2007, the board of directors approved under the 2007 Plan a grant of 2,300 shares of common stock to each independent, non-employee director (except for the A-B designated directors), 10,000 shares and 5,000 shares of common stock to its then Chief Executive Officer and its then President, respectively. Each grantee was fully vested in the corresponding grant. In conjunction with these stock grants, the Company issued 24,200 shares of common stock.

On July 1, 2008, the Company issued 8,361,514 common shares to the then shareholders of Widmer in exchange for cancellation of the Widmer shares. See Note 2 for further discussion.

Craft Brewers Alliance, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Stock Plans

The Company maintains several stock incentive plans under which non-qualified stock options, incentive stock options and restricted stock are granted to employees and non-employee directors. The Company issues new shares of common stock upon exercise of stock options. Under the terms of the Company’s stock option plans, employees and directors may be granted options to purchase the Company’s common stock at the market price on the date the option is granted. Under these stock option plans, stock options granted at less than the fair value on the date of grant and stock options granted to non-employee directors are deemed to be non-qualified stock options rather than incentive stock options.

The Company maintains the 1992 Stock Incentive Plan, as amended (“1992 Plan”) and the Amended and Restated Directors Stock Option Plan (the “Directors Plan”) under which non-qualified stock options and incentive stock options were granted to employees and non-employee directors through October 2002. Employee options were generally designated to vest over a five-year period while director options became exercisable nine months after the grant date. Vested options are generally exercisable for ten years from the date of grant. Although the 1992 Plan and the Directors Plan both expired in October 2002, preventing further option grants, the provisions of these plans remain in effect until all options are terminated or exercised.

The Company’s shareholders approved the 2002 Stock Option Plan (“2002 Plan”) in May 2002. The 2002 Plan provides for granting of non-qualified stock options and incentive stock options to employees, non-employee directors and independent consultants or advisors. The compensation committee of the board of directors administers the 2002 Plan, determining the grantees, the number of shares of common stock for which the options are exercisable, and the exercise prices of such shares, among other terms and conditions. Under the 2002 Plan, options granted to employees of the Company through December 31, 2008 were designated to vest over a five-year period, while options granted to the Company’s directors in each year from 2002 through 2005 became exercisable six months following the grant date. Options were granted at an exercise price equal to fair market value of the underlying common stock on the grant date and terminate on the tenth anniversary of the grant date. Options granted in 2006 to the Company’s directors (excluding the A-B designated directors) were at an exercise price less than the fair market value of the underlying common stock on the grant date. These options were immediately exercisable and each grantee exercised the option on the day of the grant. The maximum number of shares of common stock for which options may be granted during the term of the 2002 Plan is 346,000. As of December 31, 2008, the 2002 Plan had 100,259 shares available for future grants of options.

The 2007 Plan was adopted by the board of directors and approved by the shareholders in May 2007. The 2007 Plan provides for stock options, restricted stock, restricted stock units, performance awards and stock appreciation rights. While incentive stock options may only be granted to employees, awards other than incentive stock options may be granted to employees and directors. The 2007 Plan is administered by the compensation committee of the board of directors. A maximum of 100,000 shares of common stock are authorized for issuance under the 2007 Plan. As of December 31, 2008, the 2007 Plan had 71,240 shares available for future grants of stock-based awards.

Stock-Based Compensation Expense

As discussed above, the Company granted common shares to its independent, non-employee directors during the second quarters of 2008 and 2007, respectively, and common shares to certain of its executive officers during the second quarter of 2007. As the grants were fully vested, the Company recognized stock-based compensation of $20,000 and $169,000 in its statements of operations during the years ended December 31, 2008 and 2007, respectively. See “Issuance of Common Stock” above for further details.

Craft Brewers Alliance, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Stock Option Plan Activity

Presented below is a summary of the Company’s stock option plan activity:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value
	(In thousands)	(Per share)	(In years)	(In thousands)

Outstanding at January 1, 2008	689	$2.57	3.33	$2,809
Granted	—
Exercised	(228)
Canceled	(30)

Outstanding at December 31, 2008	431	$2.61	2.36	$—

Exercisable at December 31, 2008	431	$2.61	2.36	$—

The aggregate intrinsic value of the outstanding stock options is calculated as the difference between the stock closing price as reported by Nasdaq as of the last day of the period and the exercise price of the shares. The applicable stock closing prices as of December 31, 2008 and 2007 were $1.20 and $6.65 per share, respectively. For December 31, 2008 and 2007, there was no unrecognized stock-based compensation expense related to unvested stock options. The total intrinsic value of stock options exercised in 2008 and 2007 was $380,000 and $168,000, respectively. No options vested in 2008 or 2007.

The following table summarizes information for options outstanding and exercisable at December 31, 2008:

	Outstanding and Exercisable
		Weighted	Weighted
		Average	Average
		Remaining	Exercise
Range of Exercise Prices	Options	Contractual Life	Price
	(In thousands)	(In years)	(Per share)

$1.49 to $2.00	178	2.56	$1.86
$2.01 to $3.00	106	3.89	$2.11
$3.01 to $3.97	147	1.04	$3.88

$1.49 to $3.97	431	2.36	$2.61

12.	Loss on Impairment of Assets

The components of the loss on impairment of assets for the year ended December 31, 2008 are as follows:

Year Ended
December 31,
Asset Category	2008
(In thousands)

Goodwill	$22,689
Trademark	6,500
Equity investments	1,400

Loss on impairment of assets	$30,589

Craft Brewers Alliance, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Due to a combination of factors, including the U.S. economic environment, particularly during the fourth quarter of 2008, the Company’s expectations of a follow-on impact on consumer demand, the increase in competition from both other craft and specialty brewers and the fuller-flavored offerings from the national domestic brewers, and the Company’s plans for the near and medium term, the Company believed that impairments may have occurred to certain of its assets acquired in the Merger.

In performing the second step of the Company’s analysis of the fair value of its goodwill asset in accordance with SFAS 142, the Company based its estimates on the income methodology, a market methodology and a transactional methodology, weighting each on a probability assessment. The income methodology employed a discounted cash flow valuation model, using the Company’s projections of future revenue growth and operating profitability. The discounted cash flow model incorporates the Company’s estimates of future cash flows, future growth rates and management’s judgment regarding the applicable discount rates used to discount those estimated cash flows. The market methodology compared the market capitalization of other publicly traded regional and national brewing companies against their revenues and EBITDA to derive a market capitalization multiple. This multiple was applied against the Company’s forecasted EBITDA. The transactional methodology compared revenues and specified earnings multiples on recent merger transactions involving a similarly situated specialty brewer to derive an estimated revenue multiple to apply against the Company’s revenue projections. The analysis resulted in a complete impairment of the Company’s goodwill balance. Given that certain of these inputs are unobservable, management assessed this to be a level 3 measurement within the hierarchy established by SFAS 157.

In performing its analysis of the fair value of its intangible trademark asset in accordance with SFAS 142, the Company based its estimates of fair value on an income methodology using a discounted cash flow valuation model under a relief from royalty methodology. The relief from royalty model incorporates the Company’s estimates of the royalty rate that a market participant would assume, projections of future revenues and the Company’s judgment regarding the applicable discount rates used to discount those estimated cash flows. The analysis resulted in a partial impairment of the Company’s Widmer brand trademark. Given that certain of these inputs are unobservable, management assessed this to be a level 3 measurement within the hierarchy established by SFAS 157.

In performing its analysis of the fair values of its equity investments in accordance with APB 18, the Company based its estimates on an income methodology using a discounted cash flow valuation model. The discounted cash flow model incorporates the Company’s estimates of 1) the future cash flows associated with the investments, 2) future growth rates for those entities and 3) the applicable discount rates used to discount those estimated cash flows. The analysis resulted in a partial impairment of the Company’s equity investment in FSB of $1.3 million and its equity investment in Kona of $100,000. Given that certain of these inputs are unobservable, management assessed this to be a level 3 measurement within the hierarchy established by SFAS 157.

Craft Brewers Alliance, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

13.	Loss per Share

The following table sets forth the computation of basic and diluted loss per common share:

	Year Ended December 31,
	2008	2007
	(In thousands, except per share amounts)

Numerator for basic and diluted net loss per share:
Net loss	$(33,278)	$(939)

Denominator for basic and diluted net loss per share:
Weighted average common shares outstanding	12,660	8,331

Basic and diluted net loss per share	$(2.63)	$(0.11)

Certain Company stock options were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares, or the impact of their inclusion would be antidilutive. Such stock options, with prices ranging from $1.49 to $3.97 per share at December 31, 2008 and from $1.49 to $5.73 per share at December 31, 2007, averaged 569,000 and 720,000 for the years ended December 31, 2008 and 2007, respectively.

14.	Income Taxes

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2008	2007
	(In thousands)

Current	$23	$48
Deferred	(4,400)	(224)

Income tax benefit	$(4,377)	$(176)

Current tax expense is attributable to state taxes and the federal alternative minimum tax (“AMT”). The Company paid income, equity and franchise taxes totaling $47,000 and $53,000 for the years ended December 31, 2008 and 2007, respectively.

The income tax benefit differs from the amount computed by applying the statutory federal income tax rate to the loss before income taxes. The sources and tax effects of the differences are as follows:

	Year Ended December 31,
	2008	2007
	(In thousands)

Benefit at U.S. statutory rate	$(12,803)	$(379)
State taxes, net of federal benefit	(418)	(25)
Permanent differences, primarily meals and entertainment	130	80
Loss on impairment of assets	7,714	—
Merger expenses	—	148
Valuation allowance	1,000	—

Income tax benefit	$(4,377)	$(176)

Craft Brewers Alliance, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The income tax benefit for the year ended December 31, 2008 was affected by the loss on impairment of assets but the taxable loss for the year was not as the goodwill asset was recognized for financial statement purposes only and did not have a tax basis.

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,
	2008	2007
	(In thousands)

Deferred tax liabilities:
Property, equipment and leasehold improvements	$10,815	$9,059
Intangible assets	4,789	—
Equity investments	1,133	—
Other	269	—

Total deferred tax liabilities	17,006	9,059

Deferred tax assets:
Net operating losses and AMT credit carryforwards	10,372	8,781
Accrued salaries and severance	834	335
Other	1,015	184
Valuation allowance	(1,000)	(1,059)

Total deferred tax assets	11,221	8,241

Net deferred tax liability	$5,785	$818

As Presented on the Balance Sheet:
Long-term deferred income tax liability, net	$6,552	$1,762
Current deferred income tax asset, net	767	944

	$5,785	$818

As of December 31, 2008, the Company’s deferred tax assets were primarily comprised of federal net operating loss carryforwards (“NOLs”) of $29.1 million, or $9.9 million tax-effected; state NOL carryforwards of $299,000 tax-effected; and federal and state AMT credit carryforwards of $183,000 tax-effected. In assessing the realizability of its deferred tax assets, the Company considered both positive and negative evidence when measuring the need for a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income during the periods in which those temporary differences become deductible. Among other factors, the Company considered future taxable income generated by the projected differences between financial statement depreciation and tax depreciation, including the depreciation of the assets acquired in the Merger. Based upon this, the Company determined that its previously established valuation allowance of approximately $1.1 million was no longer required, and recorded the release of the valuation allowance against goodwill as of the date of the Merger.

At December 31, 2008, based upon the available evidence and due to the Company’s taxable loss for the current year exceeding its preliminary projections, the Company believes that it is more likely than not that certain deferred tax assets will not be realized. As a result, the Company recorded a valuation allowance of $1.0 million recorded as a reduction of the tax benefit for the year ended December 31, 2008. To the extent that the Company continues to be unable to generate adequate taxable income in future periods, the Company may not be able to recognize additional tax benefits and may be required to increase the valuation allowance to provide for potentially expiring NOLs for which a valuation allowance has not been previously recorded.

Craft Brewers Alliance, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

There were no unrecognized tax benefits as of December 31, 2008 or 2007. The Company does not anticipate significant changes to its unrecognized tax benefits within the next twelve months.

Tax years that remain open for examination by the Internal Revenue Service (“IRS”) include the years from 2005 through 2008. In addition, tax years from 1997 to 2004 may be subject to examination by the IRS and state tax jurisdictions to the extent that the Company utilizes the NOLs from those years in its current or future tax returns.

15.	Employee Benefit Plan

The Company sponsors a defined contribution or 401(K) plan for all employees 18 years or older. Employee contributions may be made on a before-tax basis, limited by IRS regulations. The Company matches the employee’s contribution up to 4% of eligible compensation; however the Company’s match is on a discretionary basis. Eligibility for the matching contribution begins after the participant has worked a minimum of three months. The Company’s matching contributions to the plan vest ratably over five years of service by the employee. The Company’s matching contributions to the plan for participants totaled $445,000 and $216,000 for the years ended December 31, 2008 and 2007, respectively.

16.	Commitments

The Company leases office space, restaurant and production facilities, warehouse and storage facilities, land and equipment under operating leases that expire at various dates through the year ending December 31, 2047. Certain leases contain renewal options for varying periods and escalation clauses for adjusting rent to reflect changes in price indices. Certain leases require the Company to pay for insurance, taxes and maintenance applicable to the leased property. Under the terms of the land lease for the New Hampshire Brewery, the Company holds a first right of refusal to purchase the property should the lessor decide to sell the property.

Included in the lease obligations described above are contracts with lessors whose members include related parties to the Company. These contracts were assumed by the Company as a result of the Merger. The Company leases its headquarters office space, restaurant and storage facilities located in Portland, land and certain equipment from two limited liability companies, both of whose members include the Company’s current Board Chair and a nonexecutive officer of the Company. Lease payments to these lessors totaled $55,000 for the year ended December 31, 2008. No amounts were paid by the Company to these lessors during the year ended December 31, 2007. The Company is responsible for taxes, insurance and maintenance associated with these leases. The lease for the headquarters office space and restaurant facility expires in 2034, with an extension at the Company’s option for two 10-year periods, while the lease for the other facilities, land and equipment expires in 2017 with an extension at the Company’s option for two five-year periods. Rental payments under the leases are adjusted each year to reflect increases in the Consumer Price Index. The rent during an extension period, if applicable, will be established at fair market levels at the beginning of each period. The Company holds a right to purchase the headquarters office space and restaurant facility at the greater of $2.0 million or the fair market value of the property as determined by a contractually established appraisal method. The right to purchase is not valid in the final year of the lease term or in each of the final years of the renewal terms, as applicable.

Craft Brewers Alliance, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Minimum aggregate future lease payments under non-cancelable operating leases as of December 31, 2008 are as follows:

(In thousands)

2009	$580
2010	574
2011	516
2012	423
2013	422
Thereafter	12,490

$15,005

Rent expense under all operating leases, including short-term rentals as well as cancelable and noncancelable operating leases, totaled $1.9 million and $686,000 for the years ended December 31, 2008 and 2007, respectively.

The Company leases corporate office space to an unrelated party. The lease agreement expires in 2009. The Company recognized rental income of $193,000 for the years ended December 31, 2008 and 2007. Total future minimum lease rentals under the agreement are $193,000.

The Company periodically enters into commitments to purchase certain raw materials in the normal course of business. Furthermore, the Company has entered into purchase commitments and commodity contracts to ensure it has the necessary supply of malt and hops to meet future production requirements. Certain of the malt and hop commitments are for crop years through 2013. The Company believes that malt and hop commitments in excess of future requirements, if any, will not have a material impact on its financial condition or results of operations. The Company may take delivery of the commodities in excess of or make payments against the purchase commitments earlier than contractually obligated, which means the Company’s cash outlays in any particular year may exceed the commitment amount disclosed.

The Company has entered into several multi-year sponsorship and promotional commitments with certain professional sports teams and entertainment companies, including certain contracts that were assumed as a result of the merger with Craft Brands. Generally, in exchange for its sponsorship consideration, the Company posts signage and provides other promotional materials at the site or the event. In certain instances, the Company is granted an exclusive right to provide the craft beer products at the site or event. The terms of these sponsorship commitments expire at various dates through the year ending December 31, 2011.

Aggregate payments under unrecorded, unconditional purchase and sponsorship commitments as of December 31, 2008 are as follows:

	Total Noncancelable Commitments
	Purchase	Sponsorship
	Obligations	Obligations	Total
	(In thousands)

2009	$9,038	$293	$9,331
2010	10,732	247	10,979
2011	1,834	94	1,928
2012	1,522	—	1,522
2013	1,356	—	1,356

	$24,482	$634	$25,116

Craft Brewers Alliance, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

17.	Related-Party Transactions

For the years ended December 31, 2008 and 2007, sales to A-B through the amended A-B Distribution Agreement totaled $62.4 million and $18.9 million, respectively, which represented 72.5% and 40.6%, respectively, of the Company’s sales for the corresponding period.

For all sales made pursuant to the amended A-B Distribution Agreement, the Company pays A-B certain fees, described in further detail below. A Margin fee applies to all product sales, except for sales to the Company’s retail operations, pubs and restaurants, dock sales and for sales prior to the Merger, the Company’s sales made to Craft Brands, which paid a comparable fee on its resale of the product. The Company also pays an additional fee for any shipments that exceed shipment levels as established in the amended A-B Distribution Agreement (“Additional Margin”). For the years ended December 31, 2008 and 2007, the Company paid a total of $3.1 million and $1.0 million, respectively, related to the Margin and Additional Margin. These fees are reflected as a reduction of sales in the Company’s statements of operations.

Also included in the amended A-B Distribution Agreement are fees associated with administration and handling, including invoicing costs, staging costs, cooperage handling charges and inventory manager fees. These fees totaled approximately $205,000 and $150,000 for the years ended December 31, 2008 and 2007, respectively, and are reflected in cost of sales in the Company’s statements of operations.

In certain instances, the Company may ship its product to A-B wholesaler support centers rather than directly to the wholesaler. Wholesaler support centers consolidate small wholesaler orders for the Company’s products with orders of other A-B products prior to shipping to the wholesaler. A wholesaler support center fee for these shipments totaled $179,000 and $171,000 for the years ended December 31, 2008 and 2007, respectively, and is charged to cost of sales in the Company’s statements of operations.

Under a separate agreement, the Company purchased certain materials, primarily bottles and other packaging materials, through A-B totaling $17.1 million and $9.6 million in 2008 and 2007, respectively. During 2008, the Company paid A-B amounts totaling $989,000 for media purchases and advertising services.

The Company entered into a purchase and sale agreement with A-B for the purchase of the Pacific Ridge brand, trademark and related intellectual property. In consideration, the Company agreed to pay A-B an annual royalty based upon the Company’s shipments of this brand, expiring in 2023. Royalties of $71,000 are reflected in cost of sales in the Company’s statements of operations for each of the years ended December 31, 2008 and 2007.

In connection with the shipment of its draft products per the amended A-B Distribution Agreement, the Company collects refundable deposits on its kegs from A-B’s wholesalers. As these wholesalers generally hold an inventory of the Company’s kegs at their warehouse and in retail establishments, A-B assists in monitoring the inventory of kegs received by its wholesalers. The wholesaler pays a flat fee to the Company for each keg determined to be lost and also forfeits the deposit. For the years ended December 31, 2008 and 2007, the Company reduced its brewery equipment by $770,000 and $716,000, respectively, for amounts received in lost keg fees and forfeited deposits.

During 2007 and up to the date of the Merger, the Company periodically leased kegs from A-B pursuant to a separate agreement. Lease and handling fees of $40,000 and $88,000 are reflected in cost of sales for the years ended December 31, 2008 and 2007, respectively.

As of December 31, 2008 and 2007, net amounts due to A-B of $2.3 million and from A-B of $1.1 million, respectively, were outstanding.

The Company sold and shipped Widmer Hefeweizen under several contracts with Widmer prior to the Merger. One of these contracts was a licensing arrangement under which the Company sold this product in the Midwest and Eastern United States. The licensed product was brewed at the New Hampshire Brewery under

Craft Brewers Alliance, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

the supervision and direction of Widmer’s brewing staff to insure their brand quality and matching taste profile. The Company shipped 12,500 barrels and 28,800 barrels of Widmer Hefeweizen during the years ended December 31, 2008 and 2007, respectively. A licensing fee of $165,000 and $432,000 paid to Widmer is reflected in the Company’s statements of operations for the years ended December 31, 2008 and 2007, respectively. The Company also brewed and shipped 31,000 barrels and 81,900 barrels of Widmer draft and bottled product under a contract brewing arrangement with Widmer during the years ended December 31, 2008 and 2007, respectively. The Company recognized contract brewing revenues of $3.0 million and $7.4 million received from Widmer, which are reflected in the Company’s statements of operations for the years ended December 31, 2008 and 2007, respectively. These arrangements, along with all other agreements between Widmer and the Company, terminated on the effective date of the Merger.

As of December 31, 2007, the net amount due from Widmer was $93,000.

The Company has entered into several lease arrangements with lessors whose members include related parties to the Company. See discussion at Note 16, “Commitments” for further details regarding these lease arrangements.

For the year ended December 31, 2008, the Company earned alternative proprietorship fees of $2.4 million by leasing the Oregon Brewery to Kona and $3.4 million by selling raw materials and packaging products to Kona. These fees are recorded as sales revenues in the Company’s statement of operations for the period.

At December 31, 2008 the net amount due from Kona was $1.1 million and net amount due to FSB was $1.0 million. No amounts were due to either entity at December 31, 2007. See discussion at Note 7 for further details.

At December 31, 2008, the Company had outstanding receivables due from Kona Brewing Co. (“KBC”) of $107,000. KBC and the Company are the only members of Kona.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)) as of the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (“SEC”) and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management believes that key controls are in place and the disclosure controls are functioning effectively at the reasonable assurance level as of December 31, 2008.

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

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2008, no changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by Exchange Act Rule 13a-15 or 15d-15 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company’s financial statements would be prevented or detected.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008, at the reasonable assurance level.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The response to this Item is contained in part in the Company’s definitive proxy statement for its 2009 Annual Meeting of Stockholders to be held on May 29, 2009 (the “2009 Proxy Statement”) under the captions “Board of Directors,” “Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and the information contained therein is incorporated herein by reference.

Information regarding executive officers is set forth herein in Part  I, under the caption “Executive Officers of the Company.”

Code of Conduct

The Company has adopted a Code of Conduct (code of ethics) applicable to all employees, including the principal executive officer, principal financial officer, principal accounting officer and directors. This, as well as the charters of each of the Board committees, are posted on the Company’s website at www.Craftbrewers.com (select Investor Relations — Governance — Highlights). Copies of these documents are available to any shareholder who requests them. Such requests should be directed to Investor Relations, Craft Brewers Alliance, Inc., 929 N. Russell Street, Portland, OR 97227. Any waivers of the code of ethics for the Company’s directors or executive officers are required to be approved by the Board of Directors. The Company will disclose any such waivers on a current report on Form 8-K within four business days after the waiver is approved.

Item 11.	Executive Compensation

The response to this Item is contained in the 2009 Proxy Statement under the captions “Executive Compensation,” “Director Compensation” and “Compensation Committee” and the information contained therein is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following is a summary as of December 31, 2008 of all of the Company’s plans that provide for the issuance of equity securities as compensation. See Note 11 to the Financial Statements — Common Stockholders’ Equity for additional discussion.

Number of Securities
Remaining Available
for Future Issuance
	Number to be Issued	Weighted Average	under Equity
	Upon Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding Securities
Plan Category	Options and Rights (a)	Options and Rights (b)	Reflected in Column (a))(c)

Equity compensation plans approved by security holders	430,790	$2.61	171,499
Equity compensation plans not approved by security holders	—	—	—

Total	430,790	$2.61	171,499

The remaining response to this Item is contained in part in the 2009 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and the information contained therein is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this Item is contained in the 2009 Proxy Statement under the caption “Related Person Transactions” and “Board of Directors — Director Independence” and the information contained therein is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The response to this Item is contained in the 2009 Proxy Statement under the caption “Proposal No. 2 — Ratification of Appointment of Independent Registered Public Accounting Firm” and the information contained therein is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)  The following documents are filed as part of this report:

1.  Audited Financial Statements

2.	Exhibits

Exhibits are listed in the Exhibit Index that appears immediately following the signature page of this report and is incorporated herein by reference, and are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Portland, Oregon, on March 25, 2009.

Craft Brewers Alliance, Inc.

By:	/s/ JOSEPH K. O’BRIEN
Joseph K. O’Brien
Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terry E. Michaelson Terry E. Michaelson	Chief Executive Officer (Principal Executive Officer)	March 25, 2009

/s/ Mark D. Moreland Mark D. Moreland	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 25, 2009

/s/ Joseph K. O’Brien Joseph K. O’Brien	Controller (Principal Accounting Officer)	March 25, 2009

/s/ Kurt R. Widmer Kurt R. Widmer	Chairman of the Board and Director	March 25, 2009

/s/ Timothy P. Boyle Timothy P. Boyle	Director	March 25, 2009

/s/ Andrew R. Goeler Andrew R. Goeler	Director	March 25, 2009

/s/ Kevin R. Kelly Kevin R. Kelly	Director	March 25, 2009

/s/ David R. Lord David R. Lord	Director	March 25, 2009

/s/ John D. Rogers, Jr. John D. Rogers, Jr.	Director	March 25, 2009

Anthony J. Short	Director

Exhibit Index

Exhibit
Number		Description

2.1		Agreement and Plan of Merger between the Registrant and Widmer Brothers Brewing Company, dated November 13, 2007, as amended by Amendment No. 1 dated April 30, 2008 and Amendment No. 2 dated May 13, 2008 (incorporated by reference from Annex A to the Registrant’s Registration Statement on Form S-4, No. 333-149908)
3.1		Restated Articles of Incorporation of the Registrant, dated July 1, 2008 (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2008)
3.2		Amended and Restated Bylaws of the Registrant, dated July 1, 2008 (incorporated by reference from Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on July 2, 2008)
10	.1*	Amended and Restated Directors Stock Option Plan (incorporated by reference from Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, No. 33-94166)
10	.2*	Amendment dated as of February 27, 1996 to Amended and Restated Directors Stock Option Plan (incorporated by reference from Exhibit 10.32 to the Registrant’s Form 10-Q for the quarter ended June 30, 1996 (File No. 0-26542) (“1996 Form 10-Q”))
10	.3*	Form of Stock Option Agreement for the Directors Stock Option Plan (incorporated by reference from Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2004)
10	.4*	1992 Stock Incentive Plan, approved October 20, 1992, as amended October 11, 1994 and May 25, 1995 (incorporated by reference from Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, No. 33-94166)
10	.5*	Amendment dated as of February 27, 1996 to the 1992 Stock Incentive Plan, as amended (incorporated by reference from Exhibit 10.31 to the 1996 Form 10-Q)
10	.6*	Amendment dated as of July 25, 1996 to 1992 Stock Incentive Plan, as amended (incorporated by reference from Exhibit 10.33 to the 1996 Form 10-Q)
10	.7*	Form of Incentive Stock Option Agreement for the 1992 Stock Incentive Plan, as amended (incorporated by reference from Exhibit 10.8 to the Registrant’s Form 10-K for the year ended December 31, 2004)
10	.8*	2002 Stock Option Plan (incorporated by reference from Exhibit A to the Registrant’s Proxy Statement for its 2002 Annual Meeting of Shareholders (File No. 0-26542)
10	.9*	Form of Stock Option Agreement (Directors Grants) for the 2002 Stock Option Plan (incorporated by reference from Exhibit 10.10 to the Registrant’s Form 10-K for the year ended December 31, 2004)
10	.10*	Form of Nonqualified Stock Option Agreement (Executive Officer Grants) for the 2002 Stock Option Plan
10	.11*	2007 Stock Incentive Plan (incorporated by reference from Appendix B to the Registrant’s Proxy Statement for its 2007 Annual Meeting of Shareholders)
10	.12*	Amended and Restated Employment Agreement between the Registrant and Paul S. Shipman, dated February 13, 2008 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 19, 2008)
10	.13*	Letter of agreement between the Registrant and David Mickelson dated June 30, 2008 (incorporated by reference from Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 2, 2008)
10	.14*	Amended and Restated Letter of Agreement between the Registrant and Terry E. Michaelson dated March 12, 2009 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 25, 2009)
10	.15*	Amended and Restated Letter of Agreement between the Registrant and Mark D. Moreland dated March 12, 2009 (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 25, 2009)
10	.16*	Letter of agreement between the Registrant and Timothy G. McFall dated June 30, 2008 (incorporated by reference from Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on July 2, 2008)

Exhibit
Number		Description

10	.17*	Amended and Restated Letter of Agreement between the Registrant and V. Sebastian Pastore dated March 12, 2009 (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 25, 2009)
10	.18*	Amended and Restated Letter of Agreement between the Registrant and Martin J. Wall, IV dated March 12, 2009 (incorporated by reference from Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on March 25, 2009)
10	.19*	Employment Agreement between the Registrant and Kurt Widmer dated June 30, 2008 (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 2, 2008)
10	.20*	Employment Agreement between the Registrant and Robert Widmer dated June 30, 2008 (incorporated by reference from Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on July 2, 2008)
10	.21*	Non-Competition and Non-Solicitation Agreement dated June 30, 2008 between the Registrant and Kurt Widmer (incorporated by reference from Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on July 2, 2008)
10	.22*	Non-Competition and Non-Solicitation Agreement dated June 30, 2008 between the Registrant and Robert Widmer (incorporated by reference from Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed on July 2, 2008)
10	.23*	Summary of Compensation Arrangements for Non-Employee Directors
10	.24*	Form of Lock-Up Agreement with Kurt Widmer, Robert Widmer and Terry Michaelson (incorporated by reference from Exhibit B to the Agreement and Plan of Merger dated November 13, 2007, between the Registrant and Widmer Brothers Brewing Company, which was filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 13, 2007)
10.25		Services Agreement dated January 1, 2009 between the Registrant and Kona Brewery LLC
10.26		Sublease between Pease Development Authority as Sublessor and the Registrant as Sublessee, dated May 30, 1995 (incorporated by reference from Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, No. 33-94166)
10.27		Assignment of Sublease and Assumption Agreement dated as of July 1, 1995, between the Registrant and CBA of New Hampshire, Inc. (incorporated by reference from Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1, No. 33-94166)
10.28		Loan Agreement dated as of July 1, 2008 between Registrant and Bank of America, N.A. (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 7, 2008)
10.29		Loan Modification Agreement dated November 14, 2008 to Loan Agreement dated July 1, 2008 between Registrant and Bank of America, N.A. (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2008)
10.30		Exchange and Recapitalization Agreement dated as of June 30, 2004 between the Registrant and Anheuser-Busch, Incorporated (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2004)
10	.31†	Master Distributor Agreement dated as of July 1, 2004 between the Registrant and Anheuser-Busch, Incorporated (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 2, 2004)
10.32		Registration Rights Agreement dated as of July 1, 2004 between the Registrant and Anheuser-Busch, Incorporated (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 2, 2004)
10.33		Consent and Amendment dated as of July 1, 2008 among the Registrant, Widmer Brothers Brewing Company, Craft Brands Alliance LLC, and Anheuser-Busch, Incorporated (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2008)
10.34		Master Lease Agreement dated as of June 6, 2007 between Banc of America Leasing & Capital, LLC and Widmer Brothers Brewing Company (incorporated by reference to Exhibit 10.2 from Amendment No. 1 to the Registrant’s Registration Statement on Form S-4, No. 333-149908 filed on May 1, 2008 (“S-4 Amendment No. 1”))

Exhibit
Number	Description

10.35	Amended and Restated License Agreement dated as of February 28, 1997 between Widmer Brothers Brewing Company and Widmer’s Wine Cellars, Inc. and Canandaigua Wine Company, Inc. (incorporated by reference to Exhibit 10.3 from the S-4 Amendment No. 1)
10.36	Restated Lease dated as of January 1, 1994 between Smithson & McKay Limited Liability Company and Widmer Brothers Brewing Company (incorporated by reference to Exhibit 10.4 from the S-4 Amendment No. 1)
10.37	Commercial Lease (Restated) dated as of December 18, 2007 between Widmer Brothers LLC and Widmer Brothers Brewing Company (incorporated by reference to Exhibit 10.5 from the S-4 Amendment No. 1)
10.38	Amended and Restated Continental Distribution and Licensing Agreement between the Registrant and Kona Brewing LLC dated March 26, 2009
23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer of Craft Brewers Alliance, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of Craft Brewers Alliance, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of Craft Brewers Alliance, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer of Craft Brewers Alliance, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes a management contract or a compensatory plan or arrangement.

†	Confidential treatment has been requested with respect to portions of this exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission