Form 10-Q
period 2009-03-31
CRAFT BREWERS ALLIANCE, INC.
filed 2009-05-15
CIK 892222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding as of May 5, 2009 was 16,959,763.

CRAFT BREWERS ALLIANCE, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2009

PART I.
ITEM 1. Financial Statements
CRAFT BREWERS ALLIANCE, INC.
BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2009	2008
	(Dollars in thousands except
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$11	$11
Accounts receivable, net of allowance for doubtful accounts of $100 and $64 at March 31, 2009 and December 31, 2008, respectively	13,137	12,499
Inventories, net	10,952	9,729
Income tax receivable	722	724
Deferred income tax asset, net	776	767
Other	4,314	3,951

Total current assets	29,912	27,681
Property, equipment and leasehold improvements, net	100,784	101,389
Equity investments	5,218	5,189
Intangible and other assets, net	13,462	13,546

Total assets	$149,376	$147,805

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$17,194	$15,000
Accrued salaries, wages, severance and payroll taxes	3,483	3,630
Refundable deposits	6,804	6,191
Other accrued expenses	2,732	2,393
Current portion of long-term debt and capital lease obligations	1,419	1,394

Total current liabilities	31,632	28,608

Long-term debt and capital lease obligations, net of current portion	31,452	31,834

Fair value of derivative financial instruments	1,199	1,252

Deferred income tax liability, net	6,574	6,552

Other liabilities	292	278

Common stock, par value $0.005 per share, 50,000,000 shares authorized; 16,948,063 shares at March 31, 2009 and December 31, 2008 issued and outstanding	85	85
Additional paid-in capital	122,433	122,433
Accumulated other comprehensive income	(672)	(693)
Retained deficit	(43,619)	(42,544)

Total common stockholders’ equity	78,227	79,281

Total liabilities and common stockholders’ equity	$149,376	$147,805

The accompanying notes are an integral part of these financial statements.

CRAFT BREWERS ALLIANCE, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands, except per share
	amounts)
Sales	$29,229	$10,446
Less excise taxes	1,983	1,073

Net sales	27,246	9,373
Cost of sales	21,848	8,995

Gross profit	5,398	378
Selling, general and administrative expenses	5,908	1,901
Merger-related expenses	112	78
Income from equity investment in Craft Brands	—	753

Operating loss	(622)	(848)
Income from equity investments in Kona and FSB	29	—
Interest expense	(566)	(2)
Interest and other income, net	91	44

Loss before income taxes	(1,068)	(806)
Income tax provision (benefit)	7	(262)

Net loss	$(1,075)	$(544)

Basic and diluted loss per share	$(0.06)	$(0.07)

The accompanying notes are an integral part of these financial statements.

CRAFT BREWERS ALLIANCE, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Operating Activities
Net loss	$(1,075)	$(544)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,819	703
Income from equity investments in excess of cash distributions	(29)	(234)
Deferred income taxes	—	(267)
Reserve for obsolete inventory	122	12
Gain on disposition of property, equipment and leasehold improvements	(3)	—
Other	14	22
Changes in operating assets and liabilities:
Accounts receivable	(673)	1,031
Trade receivables from Craft Brands	—	206
Inventories	(1,447)	(135)
Income taxes receivable and other current assets	(362)	(89)
Other assets	(61)	(46)
Accounts payable and other accrued expenses	2,534	233
Trade payable to Craft Brands	—	472
Accrued salaries, wages, severance and payroll taxes	86	(255)
Refundable deposits	103	558

Net cash provided by operating activities	1,028	1,667

Investing Activities
Expenditures for fixed assets	(715)	(1,131)
Proceeds from disposition of fixed assets	28	33

Net cash used in investing activities	(687)	(1,098)

Financing Activities
Principal payments on debt and capital lease obligations	(341)	(4)
Issuance of common stock	—	20

Net cash provided by (used in) financing activities	(341)	16

Increase in cash and cash equivalents	—	585
Cash and cash equivalents:
Beginning of period	11	5,527

End of period	$11	$6,112

Supplemental Disclosures
Cash paid for interest	$608	$2

The accompanying notes are an integral part of these financial statements.

CRAFT BRANDS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
     The accompanying financial statements and related notes of the Company should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Annual Report”). These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These financial statements are unaudited but, in the opinion of management, reflect all material adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. All such adjustments were of a normal, recurring nature. Certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation. The results of operations for such interim periods are not necessarily indicative of the results of operations for the full year.
     The financial statements as of and for the three months ended March 31, 2009 reflect the July 1, 2008 merger of Widmer Brothers Brewing Company (“Widmer”) with and into the Company, as more fully described in Note 2 below. These financial statements as of and for the three months ended March 31, 2009 reflect the effect of the July 1, 2008 merger on the termination of the agreements between the Company and Craft Brands Alliance LLC (“Craft Brands”), and the resulting merger of Craft Brands with and into the Company. See Note 2 for further discussion of Craft Brands.
2. Merger Activities
Merger with Widmer
     On November 13, 2007, the Company entered into an Agreement and Plan of Merger with Widmer, which was subsequently amended on April 30, 2008 (“Merger Agreement”). The Merger Agreement provided, subject to customary conditions to closing, for a merger (the “Merger”) of Widmer with and into the Company. A copy of the Merger Agreement was included as an exhibit to the Company’s current report on Form 8-K filed with the SEC on November 13, 2007. A copy of Amendment No. 1 to the Merger Agreement was included as an exhibit to the Company’s registration statement on Form S-4/A filed with the SEC on May 2, 2008.
     The Company believes that the combined entity has the potential to secure efficiencies beyond those that had already been achieved by its existing relationships with Widmer in utilizing the two companies’ production facilities and a national sales force, as well as by reducing duplicate functions. Utilizing the combined breweries offers a greater opportunity to rationalize production capacity in line with product demand. The sales force of the combined entity will support further promotion of the products of its corporate investments, Kona Brewery LLC (“Kona”), which brews Kona malt beverage products, and, to a lesser extent, Fulton Street Brewery, LLC (“FSB”), which brews Goose Island malt beverage products.
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
Merger-Related Costs
     In connection with the Merger, the Company incurred merger-related expenditures, including legal, consulting, meeting, filing, printing and severance costs. Certain of the merger-related expenses have been reflected in the

CRAFT BRANDS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
statements of operations as incurred, while certain of the other direct merger-related costs have been capitalized in accordance with Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”). All capitalized merger costs were reclassified to goodwill upon the closing of the Merger. As discussed in the 2008 Annual Report, the Company recorded a full impairment of its goodwill asset. All costs capitalized to goodwill, including any capitalized merger costs, were charged to earnings for the year ended December 31, 2008 as a result.
     These severance costs include payments to employees and officers whose employment was or will be terminated as a result of the Merger. The Company estimates that merger-related severance benefits totaling approximately $583,000 will be paid from the remainder of 2009 to 2011 to all affected former Redhook employees and officers, and affected former Widmer employees. These costs were recognized as merger-related expense in the statement of operations in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The remaining costs for the affected employee group will be recognized as a merger-related expense of approximately $113,000 in the second quarter of 2009.
Pro Forma Results of Operations
     The unaudited pro forma combined condensed results of operations are presented below for the three-month period ended March 31, 2008 as if the Merger had been completed on January 1, 2008. The unaudited condensed results of operations for the three-month period ended March 31, 2009 as reported are presented below for comparative purposes.

	Three Months Ended March 31,
	2009	2008
	Actual	Pro Forma
	Results	Results
	(In thousands,
	except per share data)
Net sales	$27,246	$25,812
Loss before income taxes	$(1,068)	$(1,681)
Net loss	$(1,075)	$(1,104)
Basic and diluted loss per share	$(0.06)	$(0.07)
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
Merger with Craft Brands
     On July 1, 2004, the Company entered into agreements with Widmer with respect to the operation of a joint venture sales and marketing entity, Craft Brands, including an operating agreement with regards to Craft Brands (“Operating Agreement”) that governed the operations of Craft Brands and the obligations of its members, including capital contributions, loans and allocations of profits and losses. Pursuant to these agreements, and through June 30, 2008, the Company manufactured and sold its product to Craft Brands at prices substantially below wholesale pricing levels; Craft Brands, in turn, advertised, marketed, sold and distributed the product to wholesale outlets in the western United States pursuant to a distribution agreement between Craft Brands and Anheuser-Busch, Inc.

CRAFT BRANDS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
     In connection with the Merger, Craft Brands was also merged with and into the Company, effective July 1, 2008. All existing agreements, including all associated future commitments and obligations, between the Company and Craft Brands and between Craft Brands and Widmer terminated as a result of the merger of Craft Brands.
     The Operating Agreement addressed the allocation of profits and losses of Craft Brands up to July 1, 2008. During the first three months of 2008, the Company was allocated 42% of Craft Brands’ profits and losses. Net cash flow, if any, was generally distributed monthly to the Company based upon that percentage. The Company would not have received a distribution if an event occurred that caused the liabilities of Craft Brands, adjusted for the liabilities to its members, to be in excess of its assets, or Craft Brands to be unable to pay its debts as those debts became due in the ordinary course of business.
     For the three months ended March 31, 2008, the Company’s share of Craft Brands’ net income totaled $753,000 and during this period the Company received cash distributions of $519,000 representing its share of the net cash flow of Craft Brands.
     The selected financial information presented for Craft Brands represents the activities for the entity from January 1, 2008 through March 31, 2008, and is as follows:

Three Months
Ended
March 31, 2008
(Dollars in thousands)
Net sales	$17,070
Gross profit	$5,371
Operating income	$1,794
Income before income taxes	$1,794
Net income	$1,794
Shipments (in barrels)	83,100
3. Inventories
     Inventories consist of the following:

	March 31,	December 31,
	2009	2008
	(In thousands)
Raw materials	$4,305	$4,258
Work in process	2,005	1,921
Finished goods	2,185	1,624
Packaging materials, net	1,226	950
Promotional merchandise, net	1,165	907
Pub food, beverages and supplies	66	69

	$10,952	$9,729

     Work in process is beer held in fermentation tanks prior to the filtration and packaging process.

CRAFT BRANDS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
4. Other Current Assets
     Other current assets consist of the following:

	March 31,	December 31,
	2009	2008
	(In thousands)
Deposits paid to keg lessor	$3,548	$3,182
Prepaid property taxes	88	177
Prepaid insurance	235	201
Other	443	391

	$4,314	$3,951

5. Equity Investments
     Equity investments consist of the following:

	March 31,	December 31,
	2009	2008
	(In thousands)
Fulton Street Brewery, LLC (“FSB”)	$4,141	$4,103
Kona Brewery LLC (“Kona”)	1,077	1,086

	$5,218	$5,189

FSB
     For the three months ended March 31, 2009, the Company’s share of FSB’s net income totaled $38,000. As the Company acquired its interest in FSB as a result of the Merger, it did not have a share in the earnings for the three months ended March 31, 2008. The Company’s investment in FSB was $4.1 million at March 31, 2009 and December 31, 2008 and the Company’s portion of equity as reported on FSB’s financial statement was $1.9 million as of the corresponding dates. The Company has not received any cash capital distributions associated with FSB during its ownership period. At March 31, 2009 and December 31, 2008, the Company has recorded a payable to FSB of $1.5 million and $1.1 million, respectively, primarily for amounts owing for purchases of Goose Island-branded product. The Company has recorded a receivable from FSB of $34,000 and $36,000 at March 31, 2009 and December 31, 2008, respectively, primarily for marketing fees associated with sales of Goose Island-branded product in the Company’s distribution area.
Kona
     For the three months ended March 31, 2009, the Company’s share of Kona’s net loss totaled $9,000. As the Company acquired its interest in Kona as a result of the Merger, it did not have a share in the earnings for the three months ended March 31, 2008. The Company’s investment in Kona was $1.1 million at March 31, 2009 and December 31, 2008, and the Company’s portion of equity as reported on Kona’s financial statement was $338,000 and $347,000 as of the corresponding dates. The Company has not received any cash capital distributions associated with Kona during its ownership period. At March 31, 2009 and December 31, 2008, the Company has recorded a receivable from Kona of $3.5 million and $3.0 million, respectively, primarily related to amounts owing under the alternating proprietorship and distribution agreements. As of March 31, 2009 and December 31, 2008, the Company has recorded a payable to Kona of $2.4 million and $1.9 million, respectively, primarily for amounts owing for purchases of Kona-branded product.
     At March 31, 2009 and December 31, 2008, the Company had outstanding receivables due from Kona Brewing Co. (“KBC”) of $116,000 and $107,000, respectively. KBC and the Company are the only members of Kona.

CRAFT BRANDS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
6. Debt and Capital Lease Obligations
     The Company refinanced borrowings assumed as a result of the Merger by concurrently entering into a loan agreement (the “Loan Agreement”) with Bank of America, N.A. (“BofA”) during July 2008. The Loan Agreement is comprised of a $15.0 million revolving line of credit (“Line of Credit”), including provisions for cash borrowings and up to $2.5 million notional amount of letters of credit, and a $13.5 million term loan (“Term Loan”). The Company may draw upon the Line of Credit for working capital and general corporate purposes. The Line of Credit matures on January 1, 2013 at which time the outstanding principal balance and any accrued but unpaid interest will be due. At March 31, 2009, the Company had $12.0 million outstanding under the Line of Credit with $3.0 million of availability for further cash borrowing.
     The Company is in compliance with all applicable contractual financial covenants at March 31, 2009, including the covenant pertaining to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Company and BofA executed a loan modification to its loan agreement effective November 14, 2008 (“Modification Agreement”), as a result of the Company’s inability to meet its covenants as of September 30, 2008. BofA permanently waived the noncompliance effective September 30, 2008, restoring the Company’s borrowing capacity pursuant to the Loan Agreement.
     Under the Modification Agreement, the Company may select from one of the following two interest rate benchmarks as the basis for calculating interest on the outstanding principal balance of the Line of Credit: the London Inter-Bank Offered Rate (“LIBOR”) or the Inter-Bank Offered Rate (“IBOR”) (each, a “Benchmark Rate”). Interest accrues at an annual rate equal to the Benchmark Rate plus a marginal rate. The Company may select different Benchmark Rates for different tranches of its borrowings under the Line of Credit. The marginal rate is fixed at 3.50% until September 30, 2009 at which time it will vary from 1.75% to 3.50% based on the ratio of the Company’s funded debt to EBITDA, as defined. LIBOR rates may be selected for one, two, three, or six month periods, and IBOR rates may be selected for no shorter than 14 days and no longer than six months. Under the Modification Agreement, the Company may not draw upon the Line of Credit in increments of less than $1 million. Accrued interest for the Line of Credit is due and payable monthly. At March 31, 2009, the weighted-average interest rate for the borrowings outstanding under the Line of Credit was 3.98%.
     Under the Modification Agreement, a quarterly fee on the unused portion of the Line of Credit, including the undrawn amount of the related Standby Letter of Credit, will accrue at a rate of 0.50% payable quarterly. An annual fee will be payable in advance on the notional amount of each standby letter of credit issued and outstanding multiplied by an applicable rate ranging from 1.13% to 1.50%.
     Interest on the Term Loan will accrue on the outstanding principal balance in the same manner as provided for under the Line of Credit, as established under the LIBOR one-month Benchmark Rate. The interest rate on the Term Loan was 4.01% as of March 31, 2009. Accrued interest for the Term Loan is due and payable monthly. At March 31, 2009, principal payments are due monthly in accordance with an agreed-upon schedule set forth in the Loan Agreement. Any unpaid principal balance and unpaid accrued interest will be due on July 1, 2018.
Financial Covenants Required by Modification Agreement

Minimum EBITDA, as defined (in thousands) (1)
For the quarter ending June 30, 2009	$2,300

Asset Coverage Ratio
For the quarter ending March 31, 2009 and thereafter	1.50 to 1

Capital Expenditures (in thousands) (1)
To spend or incur obligations less than the following:
For the quarter ending June 30, 2009 (2)	$550

Notes:

(1) - Covenant does not apply beginning with the quarter ending September 30, 2009

(2) - Provides for carryover spending of any amount not used in the prior quarter

CRAFT BRANDS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
     The Modification Agreement also revised the types of financial covenants that the Company is required to meet for each quarter through June 30, 2009. The Company generated EBITDA under the Modification Agreement of $1.4 million for the quarter ended March 31, 2009, as compared with the minimum EBITDA covenant of $850,000 for the corresponding period, and was in compliance with the loan covenants under the Modification Agreement as of March 31, 2009. EBITDA under the Modification Agreement is defined as EBITDA as adjusted for certain other items as defined by either the Loan Agreement or the Modification Agreement.
     In addition, the Company is restricted in its ability to declare or pay dividends, repurchase any outstanding common stock, incur additional debt or enter into any agreement that would result in a change in control of the Company. Effective September 30, 2009, the Company will be required to meet the financial covenant ratios of funded debt to EBITDA, as defined, and fixed charge coverage in the manner established pursuant to the original Loan Agreement, but at levels specified by the Modification Agreement.
     The Loan Agreement is secured by substantially all of the Company’s personal property and by the real properties located at 924 North Russell Street, Portland, Oregon and 14300 NE 145th Street, Woodinville, Washington (“Collateral”), which comprise its larger-scale automated Portland, Oregon brewery and its Woodinville, Washington brewery, respectively.
     As a result of the Merger, the Company assumed Widmer’s promissory notes signed in connection with the acquisition of commercial real estate related to the Portland, Oregon brewery. Each promissory note is secured by a deed of trust on the commercial real estate. The outstanding note balance to each lender as of March 31, 2009 was $200,000, with each note bearing a fixed interest rate of 24% per annum, subject to a one-time adjustment on July 1, 2010 to reflect the change in the consumer price index from the date of issue, July 1, 2005, to the date of adjustment. The promissory notes are carried at the total of stated value plus a premium reflecting the difference between the Company’s incremental borrowing rate and the stated note rate. The effective interest rate for each note is 6.31%. Each note matures on the earlier of the individual lender’s death or July 1, 2015, but in no event prior to July 1, 2010, with prepayment of principal not allowed under the notes’ terms. Interest payments are due and payable monthly.
     As a result of the Merger, the Company assumed Widmer’s capital equipment lease obligation to BofA, which is secured by substantially all of the brewery equipment and restaurant furniture and fixtures located in Portland, Oregon. The outstanding balance for the capital lease as of March 31, 2009 was $6.3 million, with monthly loan payments of $119,020 required through the maturity date of June 30, 2014. The capital lease carries an effective interest rate of 6.56%. The capital lease is subject to a prepayment penalty equal to a specified percentage multiplied by the amount prepaid. This specified percentage began at 4% and, except in the event of acceleration due to an event of default, ratably declines 1% for every year the lease is outstanding until July 31, 2011, at which time the capital lease is not subject to a prepayment penalty. The specified percentage is 3% as of March 31, 2009. In the event of acceleration due to an event of default, the prepayment penalty is restored to 4%.
7. Derivative Financial Instruments
Interest Rate Swap Contracts
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities in order to improve the transparency of financial reporting. SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedge Activities (“SFAS 133”) to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. On January 1, 2009, the Company adopted SFAS 161, which did not have a material effect on the Company’s financial position, results of operations or cash flows;

CRAFT BRANDS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
however, the Company was required to expand its disclosures around the use of and purpose for its derivative instruments, which are discussed below.
     The Company’s risk management objectives are to ensure that business and financial exposures to risk that have been identified and measured are minimized using the most effective and efficient methods to reduce, transfer and, when possible, eliminate such exposures. Operating decisions contemplate associated risks and management strives to structure proposed transactions to avoid or reduce risk whenever possible.
     The Company has assessed its vulnerability to certain business and financial risks, including interest rate risk associated with its variable-rate long-term debt. To mitigate this risk, the Company entered into with BofA a five-year interest rate swap agreement with a total notional value of $10.0 million (as of March 31, 2009) to hedge the variability of interest payments associated with its variable-rate borrowings under its Term Loan. Through this swap agreement, the Company pays interest at a fixed rate of 4.48% and receives interest at a floating-rate of the one-month LIBOR. Since the interest rate swap hedges the variability of interest payments on variable rate debt with similar terms, it qualifies for cash flow hedge accounting treatment under SFAS 133. As of March 31, 2009, unrealized net losses of $1.1 million were recorded in accumulated other comprehensive loss as a result of this hedge. The effective portion of the gain or loss on the derivative is reclassified into interest expense in the same period during which the Company records interest expense associated with the Term Loan. There was no hedge ineffectiveness recognized for the three months ended March 31, 2009.
     As a result of the Merger, the Company assumed Widmer’s contract with BofA for a $7.0 million notional interest rate swap agreement. On the effective date of the Merger, the Company entered into with BofA an equal and offsetting interest rate swap contract. Neither swap contract qualifies for hedge accounting under SFAS 133. The assumed contract requires the Company to pay interest at a fixed rate of 4.60% and receive interest at a floating rate of the one-month LIBOR, while the offsetting contract requires the Company to pay interest at a floating rate of the one-month LIBOR and receive interest at a fixed rate of 3.47%. Both contracts expire on November 1, 2010. The Company recorded a net gain on the contracts of $19,000 for the three months ended March 31, 2009, which was recorded to other income. The Company did not have any similar contracts outstanding during 2008; accordingly, there were no amounts recorded to earnings for the three months ended March 31, 2008.

	Liability Derivatives at March 31, 2009
	Balance Sheet Location	Fair Value
		(In thousands)
Derivatives designated as hedging instruments under SFAS 133
Interest rate swap contracts	Non-current liabilities - derivative financial instruments	$1,067

Derivatives not designated as hedging instruments under SFAS 133
Interest rate swap contracts	Non-current liabilities - derivative financial instruments	$132

Total derivatives		$1,199

     All interest rate swap contracts are secured by the Collateral under the Company’s loan agreement with BofA.
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

CRAFT BRANDS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)

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
     The Company has assessed its assets and liabilities that are measured and recorded at fair value within the above hierarchy and that assessment is as follows:

	Fair Value Hierarchy Assessment
	Level 1	Level 2	Level 3	Total
	(In thousands)
Derivative financial instruments — interest rate swap contracts	$—	$1,199	$—	$1,199
8. Common Stockholders’ Equity
     In conjunction with the exercise of stock options granted under the Company’s stock option plans during the three months ended March 31, 2008, the Company issued 5,000 shares of common stock and received proceeds on exercise totaling $20,000. No options were exercised during the three months ended March 31, 2009.
Stock Plans
     The Company maintains several stock incentive plans, including those discussed below, under which non-qualified stock options, incentive stock options and restricted stock are granted to employees and non-employee directors. The Company issues new shares of common stock upon exercise of stock options. Under the terms of the Company’s stock option plans, employees and directors may be granted options to purchase the Company’s common stock at the market price on the date the option is granted. Under these stock option plans, stock options granted at less than the fair value on the date of grant and stock options granted to non-employee directors are deemed to be non-qualified stock options rather than incentive stock options.
     The Company’s shareholders approved the 2002 Stock Option Plan (“2002 Plan”) in May 2002. The 2002 Plan provides for granting of non-qualified stock options and incentive stock options to employees, non-employee directors and independent consultants or advisors. The compensation committee of the board of directors administers the 2002 Plan, determining the grantees, the number of shares of common stock for which the options are exercisable and the exercise prices of such shares, among other terms and conditions. Under the 2002 Plan, options granted to employees of the Company through December 31, 2008 vest over a five-year period while options granted to employees of the Company during the three months ended March 31, 2009 vest over a four-year period. Options granted under the 2002 Plan to the Company’s directors (excluding the A-B designated directors) have become exercisable beginning from the date of the grant up to six months following the grant date. The maximum number of shares of common stock for which options may be granted during the term of the 2002 Plan is 346,000. As of March 31, 2009, the 2002 Plan had 70,259 shares available for future grants of options.
     The 2007 Stock Incentive Plan (“2007 Plan”) was adopted by the board of directors and approved by the shareholders in May 2007. The 2007 Plan provides for stock options, restricted stock, restricted stock units, performance awards and stock appreciation rights. While incentive stock options may only be granted to employees, awards other than incentive stock options may be granted to employees and directors. The 2007 Plan is administered by the compensation committee of the board of directors. A maximum of 100,000 shares of common stock are authorized for issuance under the 2007 Plan. As of March 31, 2009, the 2007 Plan had 71,240 shares available for future grants of stock-based awards.

CRAFT BRANDS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
Stock Option Plan Activity
     Presented below is a summary of the Company’s stock option plan activity for the three months ended March 31, 2009:

		Weighted Average
			Remaining
		Exercise	Contractual
	Options	Price	Life
	(In thousands)	(Per share)	(In years)
Outstanding at December 31, 2008	431	$2.61	2.4
Granted	30	1.25	10.0
Exercised	—
Canceled	(20)

Outstanding at March 31, 2009	441	$2.46	2.7

Exercisable at March 31, 2009	411	$2.55	2.2

     No stock options vested during the three months ended March 31, 2009 and 2008. As the exercise price of all outstanding options granted were at exercise prices greater than the stock closing prices as of March 31, 2009 and December 31, 2008, the aggregate intrinsic value of the outstanding stock options as of these dates was zero. The applicable stock closing prices as reported by NASDAQ as of March 31, 2009 and December 31, 2008 were $1.16 and $1.20, respectively. The total intrinsic value of stock options exercised during the three months ended March 31, 2008 was approximately $20,000. At March 31, 2009, the unearned compensation associated with the 2009 option grants was not material, and will be amortized to compensation expense using the straight-line method over the expected vesting period of the options.
     The following table summarizes information for options currently outstanding and exercisable at March 31, 2009:

			Outstanding			Exercisable
				Weighted Average			Weighted Average
					Remaining			Remaining
				Exercise	Contractual		Exercise	Contractual
Range of Exercise Prices			Options	Price	Life	Options	Price	Life
			(In thousands)	(Per share)	(In years)	(In thousands)	(Per share)	(In years)
$1.25	to	$2.00	208	$1.77	3.4	178	$1.86	2.3
$2.01	to	$3.00	105	2.11	3.6	105	2.11	3.6
$3.01	to	$3.97	128	3.87	0.9	128	3.87	0.9

$1.25	to	$3.97	441	$2.46	2.7	411	$2.55	2.2

CRAFT BRANDS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
9. Earnings (Loss) per Share
     The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands, except per share
	amounts)
Numerator for basic and diluted loss per share:
Net loss	$(1,075)	$(544)

Denominator for basic and diluted loss per share:
Weighted average common shares outstanding	16,948	8,356

Basic and diluted loss per share	$(0.06)	$(0.07)

     Certain Company stock options were not included in the computation of diluted loss per share because the options’ exercise prices were greater than the average market price of the common shares, or the impact of their inclusion would be antidilutive. Such stock options, with prices ranging from $1.25 to $3.97 per share at March 31, 2009 and from $1.49 to $5.73 per share at March 31, 2008, averaged 447,000 and 685,000 for the three months ended March 31, 2009 and 2008, respectively.
10. Comprehensive Loss
     The following table sets forth the Company’s comprehensive loss for the periods indicated:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Net loss	$(1,075)	$(544)
Other comprehensive loss:
Unrealized gains on derivative financial instruments, net of tax	21	—

Comprehensive loss	$(1,054)	$(544)

CRAFT BRANDS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
11. Income Taxes
     Significant components of the Company’s deferred tax liabilities are as follows:

	March 31,	December 31,
	2009	2008
	(In thousands)
Deferred tax liabilities:
Property, equipment and leasehold improvements	$11,052	$10,815
Intangible assets	4,745	4,789
Equity investments	1,132	1,133
Other	231	269

Total deferred tax liabilities	17,160	17,006

Deferred tax assets:
Net operating losses and alternative minimum tax credit carryforwards	10,900	10,372
Accrued salaries and severance	797	834
Other	1,001	1,015
Valuation allowance	(1,336)	(1,000)

Total deferred tax assets	11,362	11,221

Net deferred tax liability	$5,798	$5,785

As Presented on the Balance Sheet:
Long-term deferred income tax liability, net	$6,574	$6,552
Current deferred income tax asset, net	776	767

Net deferred tax liability	$5,798	$5,785

     As of March 31, 2009, the Company’s deferred tax assets were primarily comprised of federal net operating loss carryforwards (“NOLs”) of $30.5 million, or $10.4 million tax-effected; state NOL carryforwards of $332,000 tax-effected; and federal and state alternative minimum tax credit carryforwards of $183,000 tax-effected. In assessing the realizability of its deferred tax assets, the Company considered both positive and negative evidence when measuring the need for a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income during the periods in which those temporary differences become deductible. Among other factors, the Company considered future taxable income generated by the projected differences between financial statement depreciation and tax depreciation, including the depreciation of the assets acquired in the Merger. At December 31, 2008, based upon the available evidence and due to the Company’s taxable loss for the 2008 fiscal year exceeding its preliminary projections, the Company believed that it was more likely than not that certain deferred tax assets will not be realized. As a result, the Company provided a valuation allowance for those deferred tax assets that met this criteria and recorded a valuation allowance of $1.0 million as a reduction of the tax benefit for the year ended December 31, 2008. Consistent with that determination, the Company recorded a full valuation against the net operating loss carryforward generated by the Company’s first quarter 2009 pre-tax loss, thereby fully offseting any tax benefit from that loss and resulting in a zero percent effective tax rate for the period. To the extent the Company continues to generate pre-tax losses for the remainder of the fiscal year, the increase in the valuation allowance will generally offset the tax benefit from the loss generated during the period, resulting in a zero percent effective tax rate before discrete items, as applicable. Similarly, to the extent the Company generates taxable income for the remainder of the fiscal year, up to the first $3.4 million of taxable income, the resulting tax expense would be offset by the release of the valuation allowance.
     To the extent that the Company continues to be unable to generate adequate taxable income in future periods, and has recognized deferred tax assets that were assessed to be more likely than not to be realizable and had not recorded an associated valuation allowance at March 31, 2009, the Company may be required to increase the valuation allowance to provide for potentially expiring NOLs or other deferred tax assets for which a valuation allowance has not been previously recorded.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This quarterly report on Form 10-Q includes forward-looking statements. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “may,” “plan” and similar expressions or their negatives identify forward-looking statements, which generally are not historical in nature. These statements are based upon assumptions and projections that Craft Brewers Alliance, Inc. (formerly Redhook Ale Brewery, Incorporated) (the “Company”) believes are reasonable, but are by their nature inherently uncertain. Many possible events or factors could affect the Company’s future financial results and performance, and could cause actual results or performance to differ materially from those expressed, including those risks and uncertainties described in Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and those described from time to time in the Company’s future reports filed with the Securities and Exchange Commission. Caution should be taken not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report.
     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto of the Company included herein, as well as the audited Financial Statements and Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The discussion and analysis includes period-to-period comparisons of the Company’s financial results. Although period-to-period comparisons may be helpful in understanding the Company’s financial results, the Company believes that they should not be relied upon as an accurate indicator of future performance. In addition, as discussed in more detail below, the comparability of periods is significantly affected by the July 1, 2008 merger of Widmer Brothers Brewing Company with and into the Company.
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
     The Company believes that the combined entity has the potential to secure efficiencies, beyond those that had already been achieved by its existing relationships with Widmer, in utilizing the two companies’ production facilities and a national sales force, as well as by reducing duplicate functions. Utilizing the combined breweries offers a greater opportunity to rationalize production capacity in line with product demand. The sales force of the combined entity will support further promotion of the products of its corporate investments, Kona Brewery LLC (“Kona”), which brews Kona malt beverage products, and to a lesser extent, the Fulton Street Brewery, LLC (“FSB”), which brews Goose Island malt beverage products.
Overview
     Since its formation, the Company has focused its business activities on the brewing, marketing and selling of craft beers in the United States. The Company reported gross sales and a net loss of $29.2 million and $1.1 million, respectively, for the three months ended March 31, 2009, compared to gross sales and a net loss of $10.4 million and $544,000, respectively, for the same period in 2008. The Company generated a loss per share of $0.06 on 16.9 million shares for the first three months of 2009 compared with a loss per share of $0.07 on 8.4 million shares for the first three months of 2008. The Company’s operating loss decreased during the quarter ended March 31, 2009 to $622,000 as compared with $848,000 for the corresponding period in 2008, primarily due to an improved margin for the 2009 period partially offset by increased selling, general and administrative and merger-related expenses and the elimination of contribution from its sales and marketing joint venture. The Company’s sales volume (shipments) totaled 133,800 barrels in the first three months of 2009 as compared with 68,400 barrels in the first three months of

2008. The comparability of the Company’s 2009 first quarter results relative to the results for the same period in 2008 is significantly impacted by the Merger.
     Since July 1, 2008, the Company has produced its specialty bottled and draft Redhook-branded and Widmer-branded products in its four Company-owned breweries, one in the Seattle suburb of Woodinville, Washington (“Washington Brewery”), another in Portsmouth, New Hampshire (“New Hampshire Brewery”), and two in Portland, Oregon. The two breweries in Portland, Oregon are the Company’s largest production facility (“Oregon Brewery”) and its smallest, a manual brewpub-style brewery at the Rose Quarter (“Rose Quarter Brewery”). The Company sells these products in addition to the Kona branded products predominantly to Anheuser-Busch, Incorporated (“A-B”) and its network of wholesalers pursuant to the July 1, 2004 Master Distributor Agreement (the “A-B Distribution Agreement”), as amended. These products are available in 48 states.
     In addition to the sale of Redhook-branded and Widmer-branded beer, the Company also earns revenue in connection with two operating agreements with Kona — an alternating proprietorship agreement and a distribution agreement. Pursuant to the alternating proprietorship agreement, Kona produces a portion of its malt beverages at the Oregon Brewery. The Company sells raw materials to Kona prior to production beginning and receives from Kona a facility leasing fee based on the barrels brewed and packaged at the Company’s brewery. These sales and fees are reflected as revenue in the Company’s statements of operations. Under the distribution agreement, the Company purchases and distributes product manufactured by Kona, whether brewed at its own facility or the Oregon Brewery, and then markets, sells and distributes the Kona-branded products pursuant to the A-B Distribution Agreement.
     The Company also derives other revenues from sources including the sale of retail beer, food, apparel and other retail items in its three brewery pubs. The Company added the third pub, located in Portland, Oregon and in the proximity of the Oregon Brewery, in the Merger.
     In conjunction with the Merger, the Company acquired from Widmer a 20% equity ownership in Kona and a 42% equity ownership in FSB. Both investments are accounted for under the equity method, as outlined by Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”).
     Through June 30, 2008, the Company produced its specialty bottled and draft Redhook-branded products at the Washington Brewery and the New Hampshire Brewery. The Company distributed these products in the Midwest and Eastern United States pursuant to the A-B Distribution Agreement and in the Western United States through Craft Brands Alliance LLC (“Craft Brands”). In addition to the sale of Redhook-branded beer, the Company also brewed, marketed and sold Widmer Hefeweizen in the Midwest and Eastern United States in conjunction with a 2003 licensing agreement with Widmer and brewed Widmer-branded products for Widmer in connection with contract brewing arrangements.
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
     For additional information regarding A-B, Craft Brands and the A-B Distribution Agreement, see Part 1, Item 1, Business “— Product Distribution,” “— Relationship with Anheuser-Busch, Incorporated” and “— Relationship with Craft Brands Alliance LLC” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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
     While the craft beer market has seen a significant growth in the number of competitors, the national domestic and international brewers have undergone a second round of consolidation, reducing the number of market participants at the top of the beer market. A number of factors have driven this consolidation, including the desire to capture market share and positioning as either the largest brewer or second largest brewer in any given market. The U.S. beer market, in which the Company competes, was once dominated by three companies, A-B, Miller Brewing Company and Adolph Coors Company. During the past decade, Miller Brewing Company and Adolph Coors Company were merged with international brewers, South African Brewers and Molson of Canada, respectively, to increase the global market reach of their brands. During the current year, the resulting companies, SABMiller and MolsonCoors, completed the terms of a joint venture to merge their U.S. operations, competing under the name MillerCoors. Likewise, A-B was acquired by Belgium-based InBev in a deal consummated in the fourth quarter of 2008. Shipments for the two entities, A-B and MillerCoors, represented nearly 80% of the total U.S. market, including imports, for 2008.
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
     Management estimates the annual working capacity after the Merger for its breweries as follows:

Annual Working
Capacity at
March 31, 2009
(In barrels)
Oregon Brewery (1)	377,000
Washington Brewery	230,000
New Hampshire Brewery	190,000

797,000

Note 1	—	Excludes the annual working capacity for the Rose Quarter Brewery, which is less than 1,000 barrels.
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
Brand Trends
     Redhook Beers. The Redhook brand has lagged the trend in the growth of the craft segment for the last several years, due in part to the life cycle of the brand family’s former flagship, ESB, which had matured in key markets even while the overall segment continued to grow. To offset this factor, the Company engaged in systematic initiatives, including rebranding Redhook IPA into Long Hammer IPA and relaunching this brand with new packaging and a concentrated focus as the new Redhook flagship in January 2007. Leveraging off of the growth of the IPA category, this rebranding effort resulted in an increase in shipments of Long Hammer IPA the Company estimates approximated 15% from 2007 to 2008. As part of these initiatives, the Company reexamined its pricing strategy and increased the brand family to price points comparable to the market leaders in the last couple of years.
     The Company will continue to look for niche areas of category growth for Redhook on which to capitalize. For example, during the first quarter of 2009 the Company launched Slim Chance Light Ale to fulfill consumer demand for full-flavored, low-calorie craft beer. In order to reconnect the Redhook brand with the craft community, a high-

end line of Redhook beers was launched in late 2008. Each beer in this line is marketed toward the beer connoisseur, premium-priced, and only available for a limited time.
     Widmer Brothers’ Beers. The Widmer Brothers’ brand has experienced significant growth in recent years, led by the popular consumer response to the Hefeweizen category within the craft beer segment and the role that Widmer Hefeweizen has enjoyed as a leader in this category. This category continues to experience positive trends nationally, but has more recently seen a significant increase in competitive products from other craft brewers as well as offerings from large domestic brewers such as A-B’s Shock Top Belgian White and MillerCoors’ Blue Moon Belgian White attempting to participate in the same category. Widmer Hefeweizen has also been particularly impacted by the downturn in the restaurant industry as a result of the U.S. economic recession worsening during the fourth quarter of 2008 and continuing into the first quarter of 2009. This brand is significantly more dependent on on-premise sales than any of the Company’s other brands.
     As a result of the Merger, the Company now has the ability to sell and market other Widmer-branded products in the Midwest and Eastern United States. This will round out the Widmer-brand offering in these regions, giving the consumers in these areas a true Widmer brand family to enjoy, including Drop Top Amber Ale and Drifter Pale Ale, which was launched in the first quarter of 2009. In an effort to keep Widmer Hefeweizen top of mind with consumers and to shift the emphasis of this brand from the on-premise market, beginning in the second quarter of 2009, the Company will offer Widmer Hefeweizen in the Western U.S. markets in a 5-liter steel mini keg. This is expected to allow consumers the opportunity to enjoy the draft experience of this brand at home.
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
     Despite lapping strong launch volumes in the Kona brand’s biggest mainland market, California, the brand continues to see double-digit growth in this market, suggesting that consumers have formed a strong bond with the brand, purchasing it repeatedly. The Company identifies Longboard Island Lager as the brand family’s flagship, creating a direct connection to Hawaii with consumers. The Company believes that the Kona brand’s growth potential is significant not only from organic growth within its current markets but also from geographic expansion.
     Sales and shipments for Kona-branded product were not reflected in the Company’s statements of operations prior to the Merger.
     See Part 1, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for additional matters which could materially affect the Company’s business, financial condition or future results.

Results of Operations
     The following table sets forth, for the periods indicated, certain items from the Company’s Statements of Operations expressed as a percentage of net sales:

	Three Months Ended
	March 31,
	2009	2008
Sales	107.3%	111.5%
Less excise taxes	7.3	11.5

Net sales	100.0	100.0
Cost of sales	80.2	96.0

Gross profit	19.8	4.0
Selling, general and administrative expenses	21.7	20.3
Merger-related expenses	0.4	0.8
Income from equity investment in Craft Brands	—	8.0

Operating loss	(2.3)	(9.1)
Income from equity investments in Kona & FSB	0.1	—
Interest expense	(2.0)	—
Interest and other income, net	0.3	0.5

Loss before income taxes	(3.9)	(8.6)
Income tax benefit	—	(2.8)

Net loss	(3.9)%	(5.8)%

     Non-GAAP Financial Measures
     The Company’s loan agreement, as modified, subjects the Company to a financial covenant based on earnings before interest, taxes, depreciation and amortization (“EBITDA”). See “Liquidity and Capital Resources.” EBITDA is defined per the modified loan agreement and requires additional adjustments, among other items, to (a) exclude merger-related expenses, (b) adjust losses (gains) on sale or disposal of assets, and (c) exclude certain other non-cash income and expense items. Per the covenant in the modified loan agreement, EBITDA is to be measured on a one-quarter basis until September 30, 2009, when the measurement will be on a trailing four-quarter basis. EBITDA as defined under the modified loan agreement was $1.4 million for the quarter ended March 31, 2009. The following table reconciles net loss to EBITDA per the modified loan agreement for the quarter ended March 31, 2009:

For the Quarter
Ended
March 31, 2009
(In thousands)
Net loss	$(1,075)
Interest expense	566
Income tax provision	7
Depreciation expense	1,571
Amortization expense	248
Merger-related expenses	112
Gain on sale or disposal of assets	(3)

EBITDA per the modified loan agreement	$1,426

Three months ended March 31, 2009 compared with three months ended March 31, 2008
     The following table sets forth, for the periods indicated, a comparison of certain items from the Company’s Statements of Operations:

	Three Months Ended March 31,		Increase	%
	2009	2008	(Decrease)	Change
	(Dollars in thousands)
Sales	$29,229	$10,446	$18,783	179.8%
Less excise taxes	1,983	1,073	910	84.8

Net sales	27,246	9,373	17,873	190.7
Cost of sales	21,848	8,995	12,853	142.9

Gross profit	5,398	378	5,020	N/M
Selling, general and administrative expenses	5,908	1,901	4,007	210.8
Merger-related expenses	112	78	34	43.6
Income from equity investment in Craft Brands	—	753	(753)	(100.0)

Operating loss	(622)	(848)	226	26.7
Income from equity investments in Kona and FSB	29	—	29	—
Interest expense	(566)	(2)	(564)	N/M
Interest and other income, net	91	44	47	106.8

Loss before income taxes	(1,068)	(806)	(262)	32.5
Income tax provision (benefit)	7	(262)	269	(102.7)

Net loss	$(1,075)	$(544)	$(531)	97.6%

Note:

N/M	—	Not Meaningful
     The following table sets forth a comparison of sales revenues for the periods indicated:

	Three Months Ended March 31,		Increase	%
Sales Revenues by Category	2009	2008	(Decrease)	Change
	(Dollars in thousands)
A-B	$24,888	$4,558	$20,330	446.0%
Craft Brands	—	3,396	(3,396)	(100.0)
Contract brewing	—	1,176	(1,176)	(100.0)
Alternating proprietorship	2,205	—	2,205	—
Pubs and other (1)	2,136	1,316	820	62.3

Total Sales	$29,229	$10,446	$18,783	179.8%

Note:

(1) - Other includes international, non-wholesalers and other

     Gross Sales. Gross sales increased $18.8 million, or 179.8%, from $10.4 million for the first three months of 2008 to $29.2 million for the first three months of 2009 primarily due to impacts of the Merger. Other factors impacting the increase in sales revenues for the three months ended March 31, 2009 were as follows:
•	Total shipments increased 65,400 barrels or 95.6% from 68,400 barrels for the first three months of 2008 to 133,800 barrels for the first three months of 2009. Shipments to A-B increased 105,500 barrels from shipments of 25,800 barrels in the first three months of 2008 to 131,300 barrels in the first three months of 2009. This increase in shipments is primarily due to shipments of Widmer-branded products inclusive of all shipment activities and Kona-branded products pursuant to a distribution agreement with Kona. The Company did not sell Kona-branded products during the three months ended March 31, 2008. The increase in revenues was also due to shipments in the West being made via A-B at wholesale pricing levels after the Merger rather than through Craft Brands at below wholesale pricing levels as they were prior to the Merger. Additionally, both draft and bottled products experienced a pricing increase at the wholesale level from a year ago;

•	Pursuant to the Merger, the Company terminated several sales and contract agreements, including the distribution agreement with Craft Brands and the contract brewing agreement with Widmer that led to the elimination of the associated sales revenues for these activities, which totaled $3.4 million and $1.2 million, respectively, for the first three months of 2008. These sales were made at either below wholesale price levels, via Craft Brands, or at contractually determined sales prices;

•	The inclusion of alternating proprietorship fees of $2.2 million earned from Kona for leasing the Oregon Brewery and sales of raw materials during the first three months of 2009 (no such activity occurred prior to the Merger); and

•	An increase of $820,000 in pub and other sales in the first three months of 2009 primarily due to the sales generated by the pub in Portland, Oregon, which was acquired as a result of the Merger.
     Shipments — Brand. The following table sets forth a comparison of shipments by brand (in barrels) for the periods indicated:

	Three Months Ended March 31,
	2009 Shipments			2008 Shipments			Increase	%
	Draft	Bottle	Total	Draft	Bottle	Total	(Decrease)	Change
			(In barrels)
Redhook brand	12,600	33,800	46,400	15,700	34,100	49,800	(3,400)	(6.8)%
Widmer brand (1)	35,000	30,000	65,000	12,100	6,500	18,600	46,400	249.5
Kona brand	8,900	13,500	22,400	—	—	—	22,400	—

Total shipped	56,500	77,300	133,800	27,800	40,600	68,400	65,400	95.6%

(1)	Shipments of Widmer-branded product for the first three months of 2008 are only those products brewed and shipped by the Company and do not include Widmer-branded products shipped by Widmer or Craft Brands. The Company’s shipments were made pursuant to a licensing agreement and contract brewing arrangements with Widmer, all of which were terminated in connection with the Merger.
     Although the Company has brewed and distributed Redhook-branded beer since the creation of the brand, the Company first began to expand its brand portfolio in 2003 when it entered into a licensing arrangement with Widmer. Under the licensing agreement, the Company brewed Widmer Hefeweizen in the New Hampshire Brewery and sold it in the Midwest and Eastern markets. In 2004 following the formation of Craft Brands, the Company further expanded its production of Widmer-branded products when it entered into two contract brewing arrangements with Widmer. In the first three months of 2008, the Company brewed and shipped approximately 5,700 barrels of Widmer Hefeweizen in the Midwest and Eastern United States pursuant to the licensing agreement and another 13,000 barrels of Widmer-branded products in conjunction with the contract brewing arrangements. Although the licensing agreement and the contract brewing arrangements were terminated when the Merger was consummated, activities similar to these still continue and are only a portion of total Widmer-branded shipments.
     Shipments of bottled beer have steadily increased as a percentage of total shipments since the mid-1990’s; however, with the Merger and the resulting consolidation of all Widmer-branded shipping activities, this trend has reversed somewhat as a higher percentage of Widmer-branded products are sold as draft products than the Company’s historical experience. During the three months ended March 31, 2009, 72.8% of Redhook-branded shipments were shipments of bottled beer versus 68.5% in the three months ended March 31, 2008. Although the sales mix of Kona-branded beer is still weighted toward bottled product, it is somewhat less than Redhook-branded beer as 60.3% of Kona-branded shipments were bottled beer. The sales mix of Widmer-branded products contrasts significantly from that of the Redhook and Kona brands with 46.2% and 35.0% of Widmer-branded products being bottled beer in the first quarter of 2009 and 2008, respectively. Although the average revenue per barrel for sales of bottled beer is generally 40% to 50% higher than that of draft beer, the cost per barrel is also higher, resulting in a gross margin that is approximately 10% less than that of draft beer sales.
     Shipments — Customer. The following table sets forth a comparison of shipments by customer (in barrels) for the periods indicated:

	Three Months Ended March 31,
	2009 Shipments			2008 Shipments			Increase	%
	Draft	Bottle	Total	Draft	Bottle	Total	(Decrease)	Change
			(In barrels)
A-B	55,200	76,100	131,300	10,700	15,100	25,800	105,500	408.9%
Craft Brands	—	—	—	7,800	20,700	28,500	(28,500)	(100.0)
Contract brewing	—	—	—	8,500	4,500	13,000	(13,000)	(100.0)
Pubs and other (1)	1,300	1,200	2,500	800	300	1,100	1,400	127.3

Total shipped	56,500	77,300	133,800	27,800	40,600	68,400	65,400	95.6%

Note:

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
     Pricing and Fees. Average revenue per barrel on shipments of beer for the first three months of 2009 was 39.6% higher than average revenue per barrel for the corresponding period of 2008. Comparison between the two periods has been significantly impacted by the Merger. During the first three months of 2009, the Company sold 98.1% of its beer through A-B at wholesale pricing levels throughout the United States. During the corresponding period in 2008, the Company sold 37.7% of its product at wholesale pricing levels in the Midwest and Eastern United States, another 41.7% at lower than wholesale pricing levels to Craft Brands in the Western United States, and 19.0% at agreed-upon pricing levels for beer brewed on a contract basis.
     Management believes that most, if not all, craft brewers are weighing their pricing strategies in the face of relatively recent increases in the costs of raw materials countered by the current economic environment. Pricing changes implemented by the Company have generally followed pricing changes initiated by large domestic or import brewing companies. While the Company has implemented modest price increases during the past few years, some of the benefit has been offset by competitive promotions and discounting. The Company may experience a decline in sales in certain regions following a price increase.

     In connection with all sales through the A-B Distribution Agreement, as amended, the Company pays a Margin fee to A-B (“Margin”). The Margin does not apply to sales from the Company’s retail operations or to dock sales. The Margin also did not apply to the Company’s sales to Craft Brands during the first three months of 2008 because Craft Brands paid a comparable fee to A-B on its resale of the product. The A-B Distribution Agreement also provides that the Company shall pay the Additional Margin fee on shipments of Redhook-, Widmer-, and Kona-branded product that exceed shipments in the same territory during the same periods in fiscal 2003 (“Additional Margin”). During the three months ended March 31, 2009, and 2008, the Margin was paid to A-B on shipments totaling 131,300 barrels and 25,800 barrels, respectively. As 2009 shipments in the United States and 2008 shipments in the Midwest and Eastern United States exceeded 2003 shipments in the corresponding territories, the Company paid A-B the Additional Margin. For the three months ended March 31, 2009 and 2008, the Company recognized expense of $1.4 million and $283,000, respectively, related to the total of Margin and Additional Margin for A-B. These fees are reflected as a reduction of sales in the Company’s statements of operations.
     As of March 31, 2009 and December 31, 2008, the net amount due to A-B under all Company agreements with A-B totaled $2.0 million and $2.3 million, respectively. In connection with the sale of beer pursuant to the A-B Distribution Agreement, the Company’s accounts receivable reflect significant balances due from A-B, and the refundable deposits and accrued expenses reflect significant balances due to A-B. Although the Company considers these balances to be due to or from A-B, the final destination of the Company’s products is an A-B wholesaler and payments by the wholesaler are settled through A-B. The Company purchases packaging, other materials and services under separate arrangements; balances due to A-B under these arrangements are reflected in accounts payable and accrued expenses. These amounts are also included in the net amount presented above.
     Excise Taxes. Excise taxes for the three months ended March 31, 2009 increased $910,000, or 84.8%, primarily due to the increase in shipments of Widmer-branded products and the effect of the marginal excise tax rate on these shipments of $18 per barrel. Excise taxes for the first three months of 2009 decreased as a percentage of net sales and on a per barrel basis when compared with the corresponding 2008 period because Kona was responsible for the excise tax on the Kona-branded shipments. The Company did not ship Kona-branded beer prior to the Merger.
     Cost of Sales. Cost of sales increased $12.8 million to $21.8 million in the first quarter of 2009 from $9.0 million in the same 2008 quarter and increased on a per barrel basis. In contrast, cost of sales decreased as a percentage of net sales to 80.2% from 96.0% because of the significant change in product mix and pricing attributable to the Merger. Comparability of the periods was significantly affected by the Merger and the resulting change in operations, including a 95.6% increase in shipments, the addition of a third brewery and a third restaurant, a change in the mix of products shipped, the addition of the alternating proprietorship relationship, and the elimination of the licensing agreement and contract brewing arrangements.
     Cost of sales for the first quarter of 2009 includes the cost to produce all Widmer-branded products shipped as compared with the first quarter of 2008, which included only certain activities associated with Widmer-branded products. Prior to the Merger, the Company brewed a limited volume of Widmer-branded products pursuant to the licensing agreement and the contract brewing arrangements. During the first quarter of 2009, shipments of Widmer-branded products included those that would have been brewed by Widmer in the past in addition to Widmer-branded products historically brewed by the Company. The increase in direct costs to produce this incremental volume was only partially offset by the elimination of licensing fees paid to Widmer in connection with the licensing agreement that terminated upon consummation of the Merger. The 2008 first quarter includes $75,000 for licensing fees paid to Widmer in connection with the Company’s shipment of 5,700 barrels of Widmer Hefeweizen in the Midwest and Eastern United States.
     The annual working capacity of the Oregon Brewery acquired in the Merger is approximately 377,000 barrels, nearly the same as the combined annual working capacity of the Company’s Washington and New Hampshire Breweries prior to the Merger. As expected, cost of sales increased significantly as a result the Oregon Brewery’s fixed and semi-variable costs, including depreciation, utilities, labor, rent, and property taxes. For example, depreciation and amortization expense charged to cost of goods sold for the quarter ended March 31, 2009 increased approximately 142.8%, or $976,000, over depreciation and amortization expense for the first quarter of 2008. While the fixed and semi-variable costs other than depreciation and amortization may not have increased to the same extent as depreciation and amortization, the increases in these costs were also substantial.

     Based upon the Company’s combined working capacity of 199,250 barrels and 94,200 barrels for the first three months of 2009 and 2008, the utilization rate was 67.2% and 72.6%, respectively. Capacity utilization rates are calculated by dividing the Company’s total shipments by the working capacity. The Company believes that the lower utilization is a factor of seasonal demand and will improve as the Company moves through its periods of expected increased product demand, typically in the second and third quarter of any fiscal year; however, the Company continues to evaluate other operating configurations and arrangements, including contract brewing, to improve the utilization of its production facilities.
     Cost of sales for the 2009 quarter includes cost associated with two distinct Kona revenue streams: (i) direct and indirect costs related to the alternating proprietorship arrangement with Kona and (ii) the cost paid to Kona for the Kona-branded finished goods that are marketed and sold by the Company to wholesalers through the A-B Distribution Agreement.
     Inventories acquired pursuant to the Merger were recorded at their estimated fair values as of July 1, 2008, resulting in an increase over the cost at which these inventories were stated on the June 30, 2008 Widmer balance sheet (the “Step Up Adjustment”). The Step Up Adjustment, net of amortization at December 31, 2008, totaled approximately $728,000 for raw materials acquired. During the quarter ended March 31, 2009, approximately $103,000 of the Step Up Adjustment was expensed to cost of sales in connection with normal production and sales.
     Costs for many of the Company’s primary raw materials, including barley, wheat and hops, increased significantly over the period from 2006 to 2008, and for certain of the commodities, reached historic price levels. These increases were primarily the result of lower supplies due to various reasons, including farmers and agricultural growers curtailing or eliminating these commodities to grow other more lucrative crops, lower crop yields and unexpected crop losses. The weakening exchange rate for the U.S. dollar compared with the Euro also contributed to an increase in exports of certain commodities, particularly wheat, further restricting the supply and impacting price levels. Over this period and continuing into 2009, the Company has utilized fixed price contracts to mitigate its exposure to price volatility and to secure availability of these critical inputs for its products. While shielding the Company from the immediate impact of unfavorable price movement, future renewals of these contracts may be at price levels higher than the expiring contracts. As the factors impacting supply described above abate and spot prices for these commodities fall, the Company will not immediately enjoy the full impact of these favorable price movements and contributions to gross margin for the remainder of 2009 and into the early part of the next fiscal year while purchases under the current contracts are consummated. The Company will continue to seek opportunities to secure longer-term pricing and security for its key raw materials while balancing the opportunities for capturing favorable price movement as circumstances dictate.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2009 increased $4.0 million to $5.9 million from expenses of $1.9 million for the same period in 2008. Comparability of the two quarters is difficult as the Merger resulted in a significant increase in sales, marketing and administrative functions. Prior to July 1, 2008, selling, general and administrative expense in the Company’s statement of operations reflected the sales and marketing efforts only for the Midwest and Eastern United States because Craft Brands performed these functions for the Western United States. In the first quarter of 2009, all promotion, marketing and sales efforts for the entire United States for all of the Company’s brand products are reflected in the Company’s statement of operations.
     The Company incurs costs for the promotion of its products through a variety of advertising programs with its wholesalers and downstream retailers. These costs are included in selling, general and administrative expenses and frequently involve the local wholesaler sharing in the cost of the program. Reimbursements from wholesalers for advertising and promotion activities are recorded as a reduction to selling, general and administrative expenses in the Company’s statements of operations. Reimbursements for pricing discounts to wholesalers are recorded as a reduction to sales. The wholesalers’ contribution toward these activities was an immaterial percentage of net sales for the 2009 first quarter. Depending on the industry and market conditions, the Company may adjust its advertising and promotional efforts in a wholesaler’s market if a change occurs in a cost-sharing arrangement.
     In addition, the Company’s general and administrative costs increased significantly as the merged operations represent a greater span of operations than the Company before the Merger. The increase in general and administrative costs was primarily due to administrative salaries, professional fees and depreciation and amortization expense for the first quarter of 2009 compared with the prior quarter one year ago. The Company has aggressively acted to contain and control its operating costs, seeking to leverage its sales, marketing and administrative capacities across an expanded operating base. While the Company expects seasonal fluctuations related to its sales and marketing efforts, the Company believes that it has realized and will continue to realize sales, general and administrative expense savings as a result of its cost reduction initiatives.
     Merger-Related Expenses. In connection with the Merger, the Company incurred merger-related expenditures, including legal, consulting, meeting, filing, printing and severance costs. These expenditures have been reflected in the Company’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. During the quarters ended March 31, 2009 and 2008, merger-related expenses totaling $112,000 and $78,000, respectively, were recorded in the Company’s statements of operations.
     The Company estimates that merger-related severance benefits totaling approximately $583,000 will be paid from the remainder of 2009 to 2011 to all affected former Redhook employees and officers, and affected former Widmer employees. The Company recognized severance costs of $112,000 and $37,000 as a merger-related expense in the Company’s statement of operations in the quarters ended March 31, 2009 and 2008, respectively, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The remaining costs for the affected employee group will be recognized as a merger-related expense of approximately $113,000 in the second quarter of 2009.
     Income from Equity Investment in Craft Brands. Because Craft Brands was merged with and into the Company in connection with the Merger, the Company did not recognize income from its investment in Craft Brands after June 30, 2008. For the quarter ended March 31, 2008, the Company’s share of Craft Brands’ net income totaled $753,000.
     Income from Equity Investments in Kona and FSB. In conjunction with the Merger, the Company acquired from Widmer a 20% equity ownership in Kona and a 42% equity ownership in FSB. Both investments are accounted for under the equity method, as outlined by APB 18. For the quarter ended March 31, 2009, the Company’s share of Kona’s net loss totaled $9,000 and the Company’s share of FSB’s net income totaled $38,000.
     Interest Expense. Interest expense increased approximately $564,000 to $566,000 in the first quarter of 2009 from $2,000 in the first quarter of 2008 due to a higher level of debt outstanding during the current period. In connection with the Merger, the Company assumed greater leverage such that its average outstanding debt during the first quarter of 2009 was $34.3 million as compared with the average outstanding debt of $45,000 during the first quarter of 2008.
     Other Income, net. Other income, net increased by $47,000 to $91,000 for the first quarter of 2009 from $44,000 for the same period of 2008, primarily attributable to fair value gains recognized associated with the Company’s interest rate swaps that do not qualify for hedge accounting treatment and an increase in interest income. The increase in interest income for the three months ended March 31, 2009 was due to the Company holding greater cash and cash equivalent balances at various points in the first quarter of 2009 compared with the same quarter one year ago.
     Income Taxes. The Company’s provision for income taxes was $7,000 for the first quarter of 2009 compared with a benefit of $262,000 for the first quarter of 2008. The tax provision is driven by pre-tax results relative to other components of the tax provision calculation, such as the exclusion of a portion of meals and entertainment expenses from tax return deductions. Both periods include a provision for current state taxes. Realization of an income tax benefit is dependent on the Company’s ability to generate future U.S. taxable income.
     As of March 31, 2009, the Company’s deferred tax assets were primarily comprised of federal net operating loss carryforwards (“NOLs”) of $30.5 million, or $10.4 million tax-effected; state NOL carryforwards of $332,000 tax-effected; and federal and state alternative minimum tax credit carryforwards of $183,000 tax-effected. In assessing the realizability of its deferred tax assets, the Company considered both positive and negative evidence when measuring the need for a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income during the periods in which those temporary differences become deductible. Among other factors, the Company considered future taxable income generated by the projected differences between financial statement depreciation and tax depreciation, including the depreciation of the assets acquired in the Merger. At December 31, 2008, based upon the available evidence and due to the Company’s taxable loss for the 2008 fiscal year exceeding its preliminary projections, the Company believed that it was more likely than not that certain deferred tax assets will not be realized. As a result, the Company provided a valuation allowance for those deferred tax assets that met this criteria and recorded a valuation allowance of $1.0 million as a reduction of the tax benefit for the year ended December 31, 2008. Consistent with that determination, the Company recorded a full valuation against the net operating loss carryforward generated by the Company’s first quarter 2009 pre-tax loss, thereby fully offseting any tax benefit from that loss and resulting in a zero percent effective tax rate for the period. To the extent the Company continues to generate pre-tax losses for the remainder of the fiscal year, the increase in the valuation allowance will generally offset the tax benefit from the loss generated during the period, resulting in a zero percent effective tax rate before discrete items, as applicable. Similarly, to the extent the Company generates taxable income for the remainder of the fiscal year, up to the first $3.4 million of pre-tax income, the resulting tax expense would be offset by the release of its valuation allowance.
     To the extent that the Company continues to be unable to generate adequate taxable income in future periods, and has recognized deferred tax assets that were assessed to be more likely than not to be realizable and had not recorded an associated valuation allowance at March 31, 2009 for these assets, the Company may be required to increase the valuation allowance to provide for potentially expiring NOLs or other deferred tax assets for which a valuation allowance has not been previously recorded.
Liquidity and Capital Resources
     The Company has required capital primarily for the construction and development of its production facilities, support for its expansion and growth plans as they have occurred, and to fund its working capital needs. Historically, the Company has financed its capital requirements through cash flow from operations, bank borrowings and the sale of common and preferred stock. The Company expects to meet its future financing needs and working capital and capital expenditure requirements through cash on hand, operating cash flow and borrowings under its loan agreement.
     The capital resources available to the Company under its loan agreement and capital lease obligations are discussed in further detail in Item 1, Notes to Financial Statements. See Note 6 for further discussion regarding the Company’s debt obligations at March 31, 2009.
     The Company had $11,000 of cash and cash equivalents at March 31, 2009 and December 31, 2008. At March 31, 2009, the Company had a working capital deficit of $1.7 million. The Company’s debt as a percentage of total capitalization (total debt and common stockholders’ equity) was 29.6% and 29.5% at March 31, 2009 and December 31, 2008, respectively. Cash provided by operating activities totaled $1.0 million for the three months ended March 31, 2009 as compared with $1.7 million for the three months ended March 31, 2008.
     As of March 31, 2009 and April 30, 2009, the Company’s available liquidity was $3.9 million and $2.8 million, respectively, comprised of accessible cash and cash equivalents and further borrowing capacity. During April 2009, the Company utilized some of its borrowing capacity to pay down its trade payables and other short-term liability balances and return to a more typical working capital position.
     Capital expenditures for the first three months of 2009 were $715,000 compared with $1.1 million for the corresponding period in 2008. Major 2009 projects included more than $400,000 expended for projects at the Portland Brewery and continuation of outstanding 2008 projects totaling $250,000 at the New Hampshire Brewery, including the water treatment facility, which will enable the Company to expand the brands produced at that facility. Although the Company is subject to limits on its capital expenditures for the second quarter of 2009 due to the modification of its loan agreement, the Company expects that all projects in progress will be able to be completed within the revised covenants.
     The Company is in compliance with all applicable contractual financial covenants at March 31, 2009. The Company and Bank of America, N.A. (“BofA”) executed a loan modification to its loan agreement effective November 14, 2008 (“Modification Agreement”), as a result of the Company’s inability to meet its covenants as of September 30, 2008. BofA permanently waived the noncompliance effective September 30, 2008, restoring the Company’s borrowing capacity pursuant to the loan agreement.

     The Modification Agreement also revised the types of financial covenants that the Company is required to meet for each quarter through June 30, 2009. The Company generated EBITDA under the Modification Agreement of $1.4 million for the quarter ended March 31, 2009, which was $579,000 more than the minimum EBITDA covenant of $850,000 for the corresponding period, and was in compliance with the loan covenants under the Modification Agreement as of March 31, 2009. EBITDA under the Modification Agreement is defined as EBITDA as adjusted for certain other items as defined by either the Loan Agreement or the Modification Agreement.
Financial Covenants Required by Modification Agreement

Minimum EBITDA, as defined (in thousands) (1)
For the quarter ending June 30, 2009	$2,300

Asset Coverage Ratio
For the quarter ending March 31, 2009 and thereafter	1.50 to 1

Capital Expenditures (in thousands) (1)
To spend or incur obligations less than the following:
For the quarter ending June 30, 2009 (2)	$550

(1) - Covenant does not apply beginning with the quarter ending September 30, 2009

(2) - Provides for carryover spending of any amount not used in the prior quarter
     The Loan Agreement is secured by substantially all of the Company’s personal property and by the real properties located at 924 North Russell Street, Portland, Oregon and 14300 NE 145th Street, Woodinville, Washington, which comprise its larger-scale automated Portland, Oregon brewery and its Woodinville, Washington brewery, respectively. The Company was requested by BofA to obtain a deed of trust on the real property at the New Hampshire Brewery; however, this was subject to consent by the lessor of the land upon which the brewery is located. The Company made commercially reasonable efforts to obtain this from the lessor but was unable to obtain the consent. BofA subsequently rescinded this requirement in February 2009.
     In addition, the Company is restricted in its ability to declare or pay dividends, repurchase any outstanding common stock, incur additional debt or enter into any agreement that would result in a change in control of the Company. Effective September 30, 2009, the Company will be required to meet the financial covenant ratios of funded debt to EBITDA, as defined, and fixed charge coverage in the manner established pursuant to the original Loan Agreement, but at levels specified by the Modification Agreement.
     If the Company is unable to generate sufficient EBITDA to meet the associated covenants either under the Modification Agreement or its Loan Agreement, as applicable, this would result in a violation. Failure to meet the covenants is an event of default and, at its option, BofA could deny a request for another waiver and declare the entire outstanding loan balance immediately due and payable. In such a case, the Company would seek to refinance the loan with one or more lenders, potentially at less desirable terms. Given the current economic environment and the tightening of lending standards by many financial institutions, including some of the banks that the Company might seek credit from, there can be no guarantee that additional financing would be available at commercially reasonable terms, if at all.
Trend
     Since December 31, 2008, the Company has experienced a $793,000 decline in working capital, due in part to seasonal fluctuations causing the Company’s increase in trade and accrued payables to exceed the associated change in its accounts receivable and inventory balances. The 2009 first quarter decline in working capital was also partially attributable to $715,000 in capital expenditures and $949,000 in debt and interest payments. These declines in working capital have impacted the Company’s financial position, including the Company’s ability to comply with the financial covenants required by its loan agreement.

     The Company recognizes the need to evaluate and improve further its operating cost structure. Management has focused aggressively on identifying areas within the Company that can yield significant cost savings, whether driven by the synergies of the Merger and integration or generated by general cost-reduction programs, and executing appropriate measures to secure these savings. The Company has been and will continue to implement these cost savings initiatives during the remainder of 2009. Management believes that the Company can meet its normal cash flow requirements and comply with the terms of its bank loan, but there is no assurance that it can do so. The failure to meet the working capital requirements could have a material adverse effect on the Company’s future operations and growth.
Critical Accounting Policies and Estimates
     The Company’s financial statements are based upon the selection and application of significant accounting policies that require management to make significant estimates and assumptions. Judgments and uncertainties affecting the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions. Our estimates are based upon historical experience, market trends and financial forecasts and projections, and upon various other assumptions that management believes to be reasonable under the circumstances and at certain points in time. Actual results may differ, potentially significantly, from these estimates.
     Our critical accounting policies, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, related to inventories, investment in subsidiaries, property, equipment and leasehold improvements, goodwill and other intangible assets, refundable deposits on kegs, fair value measurements, revenue recognition, income taxes and share-based compensation. There have been no material changes to our critical accounting policies since December 31, 2008, except for the changes described below.
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
     As of March 31, 2009, the Company’s deferred tax assets were primarily comprised of federal net operating loss carryforwards (“NOLs”) of $30.5 million, or $10.4 million tax-effected; state NOL carryforwards of $332,000 tax-effected; and federal and state alternative minimum tax credit carryforwards of $183,000 tax-effected. In assessing the realizability of its deferred tax assets, the Company considered both positive and negative evidence when measuring the need for a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income during the periods in which those temporary differences become deductible. Among other factors, the Company considered future taxable income generated by the projected differences between financial statement depreciation and tax depreciation, including the depreciation of the assets acquired in the Merger. At December 31, 2008, based upon the available evidence and due to the Company’s taxable loss for the current year exceeding its preliminary projections, the Company believed that it is more likely than not that certain deferred tax assets will not be realized. As a result, the Company recorded a valuation allowance for those deferred tax assets that met this criteria and recorded a valuation allowance of $1.0 million as a reduction of the tax benefit for the year ended December 31, 2008. Consistent with that determination, the Company recorded a full valuation against the net operating loss carryforward generated by the Company’s first quarter 2009 pre-tax loss, thereby fully offseting any tax benefit from that loss and resulting in a zero percent effective tax rate for the period. To the extent the Company continues to generate pre-tax losses for the remainder of the fiscal year, the increase in the valuation allowance will generally offset the tax benefit from the loss generated during the period, resulting in a zero percent effective tax rate before discrete items, as applicable. Similarly, to the extent the Company generates taxable income for the remainder of the fiscal year, up to the first $3.4 million of taxable income, the resulting tax expense would be offset by the release of the valuation allowance.
     To the extent that the Company continues to be unable to generate adequate taxable income in future periods, and has recognized deferred tax assets that were assessed to be more likely than not to be realizable and had not recorded an associated valuation allowance at March 31, 2009, the Company may be required to record an additional valuation allowance to provide for potentially expiring NOLs or other deferred tax assets for which a valuation allowance has not been previously recorded.
Recent Accounting Pronouncements
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities in order to improve the transparency of financial reporting. SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedge Activities (“SFAS 133”) to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. On January 1, 2009, the Company adopted SFAS 161, which did not have a material effect on the Company’s financial position, results of operations or cash flows; however, the Company was required to expand its disclosures around the use and purpose of its derivative instruments. See Item 1, Notes to Financial Statements, Note 7 for these expanded disclosures.
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
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (“SEC”) and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management believes that key controls are in place and the disclosure controls are functioning effectively at the reasonable assurance level as of March 31, 2009.
     While reasonable assurance is a high level of assurance, it does not mean absolute assurance. Disclosure controls and internal control over financial reporting cannot prevent or detect all errors, misstatements or fraud. In addition, the design of a control system must recognize that there are resource constraints, and the benefits associated with controls must be proportionate to their costs. Notwithstanding these limitations, the Company’s management believes that its disclosure controls and procedures provide reasonable assurance that the objectives of its control system are being met.
Changes in Internal Control Over Financial Reporting
     During the first quarter of 2009, no changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by Exchange Act Rule 13a-15 or 15d-15 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. Other Information
ITEM 1. Legal Proceedings
     The Company is involved from time to time in claims, proceedings and litigation arising in the normal course of business. The Company believes that, to the extent that it exists, any pending or threatened litigation involving the Company or its properties is not likely to have a material adverse effect on the Company’s financial condition or results of operations.
ITEM 6. Exhibits
     The following exhibits are filed as part of this report.
31.1	Certification of Chief Executive Officer of Craft Brewers Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer of Craft Brewers Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAFT BREWERS ALLIANCE, INC.

May 15, 2009	BY:	/s/ Joseph K. O’Brien
Joseph K. O’Brien
Controller and Chief Accounting Officer