Form 10-Q
period 2009-06-30
CRAFT BREWERS ALLIANCE, INC.
filed 2009-08-12
CIK 892222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2009
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
Yes ☐     No ☑
The number of shares of the registrant’s common stock outstanding as of August 4, 2009 was 17,005,263.

CRAFT BREWERS ALLIANCE, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2009

PART I.
ITEM 1. Financial Statements
CRAFT BREWERS ALLIANCE, INC.
BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2009	2008
	(Dollars in thousands except
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$247	$11
Accounts receivable, net of allowance for doubtful accounts of $100 and $64 at June 30, 2009 and December 31, 2008, respectively	12,996	12,499
Inventories, net	10,769	9,729
Income tax receivable	881	724
Deferred income tax asset, net	909	767
Other current assets	4,226	3,951

Total current assets	30,028	27,681
Property, equipment and leasehold improvements, net	100,161	101,389
Equity investments	5,317	5,189
Intangible and other assets, net	13,218	13,546

Total assets	$148,724	$147,805

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,574	$15,000
Accrued salaries, wages, severance and payroll taxes	3,305	3,630
Refundable deposits	6,610	6,191
Other accrued expenses	1,460	2,393
Current portion of long-term debt and capital lease obligations	1,438	1,394

Total current liabilities	29,387	28,608

Long-term debt and capital lease obligations, net of current portion	30,570	31,834

Fair value of derivative financial instruments	892	1,252

Deferred income tax liability, net	7,335	6,552

Other liabilities	305	278

Common stock, par value $0.005 per share, 50,000,000 shares authorized; 16,994,263 shares at June 30, 2009 and 16,948,063 at December 31, 2008 issued and outstanding	85	85
Additional paid-in capital	122,521	122,433
Accumulated other comprehensive loss	(491)	(693)
Retained deficit	(41,880)	(42,544)

Total common stockholders’ equity	80,235	79,281

Total liabilities and common stockholders’ equity	$148,724	$147,805

The accompanying notes are an integral part of these financial statements.

CRAFT BREWERS ALLIANCE, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)

Sales	$37,465	$11,993	$66,694	$22,439
Less excise taxes	2,323	1,215	4,306	2,288

Net sales	35,142	10,778	62,388	20,151
Cost of sales	26,133	10,022	47,981	19,017

Gross profit	9,009	756	14,407	1,134
Selling, general and administrative expenses	6,398	2,451	12,306	4,352
Merger-related expenses	113	1,091	225	1,169
Income from equity investment in Craft Brands	—	637	—	1,390

Operating income (loss)	2,498	(2,149)	1,876	(2,997)
Income from equity investments in Kona and FSB	99	—	128	—
Interest expense	(571)	(3)	(1,137)	(5)
Interest and other income, net	79	13	170	57

Income (loss) before income taxes	2,105	(2,139)	1,037	(2,945)
Income tax provision (benefit)	366	(755)	373	(1,017)

Net income (loss)	$1,739	$(1,384)	$664	$(1,928)

Basic and diluted earnings (loss) per share	$0.10	$(0.16)	$0.04	$(0.23)

The accompanying notes are an integral part of these financial statements.

CRAFT BREWERS ALLIANCE, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
	(In thousands)
Operating Activities
Net income (loss)	$664	$(1,928)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,700	1,439
Income from equity investments less than (in excess of) cash distributions	(128)	76
Deferred income taxes	362	(1,028)
Reserve for obsolete inventory	99	67
Loss on sale or disposal of property, equipment and leasehold improvements	7	20
Stock compensation	36	20
Other	(10)	(56)
Changes in operating assets and liabilities:
Accounts receivable	(532)	982
Trade receivables from Craft Brands	—	120
Inventories	(1,385)	43
Income tax receivable and other current assets	(274)	(693)
Other assets	40	(72)
Accounts payable and other accrued expenses	641	(638)
Trade payable to Craft Brands	—	114
Accrued salaries, wages, severance and payroll taxes	(92)	1,137
Refundable deposits	(355)	556

Net cash provided by operating activities	2,773	159

Investing Activities
Expenditures for property, equipment and leasehold improvements	(1,431)	(2,641)
Proceeds from sale of property, equipment and leasehold improvments	28	244

Net cash used in investing activities	(1,403)	(2,397)

Financing Activities
Principal payments on debt and capital lease obligations	(687)	(8)
Net repayments under revolving line of credit	(500)	—
Issuance of common stock	53	181

Net cash provided by (used in) financing activities	(1,134)	173

Increase (decrease) in cash and cash equivalents	236	(2,065)
Cash and cash equivalents:
Beginning of period	11	5,527

End of period	$247	$3,462

Supplemental Disclosures
Cash paid for interest	$1,194	$5

The accompanying notes are an integral part of these financial statements.

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
     The accompanying financial statements and related notes of the Company should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Annual Report”). These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These financial statements are unaudited but, in the opinion of management, reflect all material adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. All such adjustments were of a normal, recurring nature. Certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation. The results of operations for such interim periods are not necessarily indicative of the results of operations for the full year. Subsequent events were evaluated through August 12, 2009, the date these financial statements were issued.
     The financial statements as of and for the three and six months ended June 30, 2009 reflect the July 1, 2008 merger of Widmer Brothers Brewing Company (“Widmer”) with and into the Company, as more fully described in Note 2 below. These financial statements as of and for the three and six months ended June 30, 2009 reflect the effect of the July 1, 2008 merger on the termination of the agreements between the Company and Craft Brands Alliance LLC (“Craft Brands”), and the resulting merger of Craft Brands with and into the Company. See Note 2 for further discussion of Craft Brands.
Recent Accounting Pronouncements
     In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities in order to improve the transparency of financial reporting. SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedge Activities (“SFAS 133”) to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. On January 1, 2009, the Company adopted SFAS 161, which did not have a material effect on the Company’s financial position, results of operations or cash flows; however, the Company was required to expand its disclosures around the use and purpose of its derivative instruments. See Note 7 for these expanded disclosures.
     In April 2009, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standards (“FAS”) No. 107-1 and Accounting Principles Board (“APB”) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP FAS 107-1”), which requires disclosures about the fair value of financial instruments in interim financial statements in addition to the current requirement for disclosure in annual financial statements. The Company adopted FSP FAS 107-1 as of June 30, 2009. The adoption of FSP FAS 107-1 did not have an impact on the Company’s financial position, results of operations, or cash flows; however, the Company was required to expand its disclosures around the use and purpose of its derivative instruments. See Note 7 for these expanded disclosures.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which provides guidance on the recognition and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company adopted SFAS 165 as of June 30, 2009. The adoption of SFAS 165 did not have an impact on the Company’s financial position, results of operations, or cash flows.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”). The new statement modifies the U.S. generally accepted accounting principles (“GAAP”) hierarchy created by SFAS No. 162 The Hierarchy of Generally Accepted Accounting Principles by establishing only two levels of GAAP: authoritative

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
and nonauthoritative. This is accomplished by authorizing the FASB Accounting Standards Codification (“Codification”) to become the single source of authoritative U.S. accounting and reporting standards, except for rules and interpretive releases of the SEC under authority of the federal securities laws, which are sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements for interim and annual periods ending after September 15, 2009. All existing accounting standard documents are superseded and all other accounting literature not included in the Codification is considered nonauthoritative. The Company does not anticipate the adoption of SFAS 168 will have a material effect on the Company’s financial position, results of operations, or cash flows.
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
Merger-Related Costs
     In connection with the Merger, the Company incurred merger-related expenditures, including legal, consulting, meeting, filing, printing and severance costs. Certain of the merger-related expenses have been reflected in the statements of operations as incurred, while certain of the other direct merger-related costs have been capitalized in accordance with Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”). All capitalized merger costs were reclassified to goodwill upon the closing of the Merger. As discussed in the 2008 Annual Report, the Company recorded a full impairment of its goodwill asset. All costs capitalized to goodwill, including any capitalized merger costs, were charged to earnings for the year ended December 31, 2008 as a result.
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

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
Pro Forma Results of Operations
     The unaudited pro forma combined condensed results of operations are presented below for the three and six months ended June 30, 2008 as if the Merger had been completed on January 1, 2008. The unaudited condensed results of operations for the three and six months ended June 30, 2009 as reported are presented below for comparative purposes.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	Actual	Pro Forma	Actual	Pro Forma
	Results	Results	Results	Results
	(In thousands, except per share data)

Net sales	$35,142	$32,231	$62,388	$58,043
Income (loss) before income taxes	$2,105	$(2,897)	$1,037	$(4,578)
Net income (loss)	$1,739	$(1,903)	$664	$(3,007)
Basic and diluted earnings (loss) per share	$0.10	$(0.11)	$0.04	$(0.18)
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
     The Operating Agreement addressed the allocation of profits and losses of Craft Brands up to July 1, 2008. During the first six months of 2008, the Company was allocated 42% of Craft Brands’ profits and losses. Net cash flow, if any, was generally distributed monthly to the Company based upon that percentage. The Company would not have received a distribution if an event occurred that caused the liabilities of Craft Brands, adjusted for the liabilities to its members, to be in excess of its assets, or Craft Brands to be unable to pay its debts as those debts became due in the ordinary course of business.
     For the three and six months ended June 30, 2008, the Company’s share of Craft Brands’ net income totaled $637,000 and $1.4 million, respectively, and for the corresponding periods, the Company received cash distributions of $1.0 million and $1.5 million, respectively, representing its share of the net cash flow of Craft Brands.

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
     The selected financial information presented for Craft Brands represents its activities for the three and six months ended June 30, 2008 as follows:

	Three Months	Six Months
	Ended June 30, 2008	Ended June 30, 2008
	(Dollars in thousands)

Net sales	$21,393	$38,463
Gross profit	$6,718	$12,089
Operating income	$1,517	$3,311
Income before income taxes	$1,517	$3,310
Net income	$1,517	$3,310
Shipments (in barrels)	97,200	180,300
3. Inventories
     Inventories consist of the following:

	June 30,	December 31,
	2009	2008
	(In thousands)

Raw materials	$3,780	$4,258
Work in process	2,014	1,921
Finished goods	2,480	1,624
Packaging materials, net	1,176	950
Promotional merchandise, net	1,249	907
Pub food, beverages and supplies	70	69

	$10,769	$9,729

     Work in process is beer held in fermentation tanks prior to the filtration and packaging process.
4. Other Current Assets
     Other current assets consist of the following:

	June 30,	December 31,
	2009	2008
	(In thousands)

Deposits paid to keg lessor	$3,972	$3,182
Prepaid property taxes	—	177
Prepaid insurance	88	201
Other	166	391

	$4,226	$3,951

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
5. Equity Investments
     Equity investments consist of the following:

	June 30,	December 31,
	2009	2008
	(In thousands)

Fulton Street Brewery, LLC (“FSB”)	$4,183	$4,103
Kona Brewery LLC (“Kona”)	1,134	1,086

	$5,317	$5,189

FSB
     For the three and six months ended June 30, 2009, the Company’s share of FSB’s net income totaled $42,000 and $80,000, respectively. As the Company acquired its interest in FSB as a result of the Merger, it did not have a share in the earnings for the corresponding periods in the prior year. The Company’s investment in FSB was $4.2 million at June 30, 2009 and $4.1 million at December 31, 2008, and the Company’s portion of equity as reported on FSB’s financial statement was $1.9 million as of the corresponding dates. The Company has not received any cash capital distributions associated with FSB during its ownership period. At June 30, 2009 and December 31, 2008, the Company has recorded a payable to FSB of $1.9 million and $1.1 million, respectively, primarily for amounts owing for purchases of Goose Island-branded product. The Company has recorded a receivable from FSB of $36,000 at December 31, 2008 primarily for marketing fees associated with sales of Goose Island-branded product in the Company’s distribution area.
Kona
     For the three and six months ended June 30, 2009, the Company’s share of Kona’s net income totaled $57,000 and $48,000, respectively. As the Company acquired its interest in Kona as a result of the Merger, it did not have a share in the earnings for the corresponding periods in the prior year. The Company’s investment in Kona was $1.1 million at June 30, 2009 and December 31, 2008, and the Company’s portion of equity as reported on Kona’s financial statement was $395,000 and $347,000, respectively, as of the corresponding dates. The Company has not received any cash capital distributions associated with Kona during its ownership period. At June 30, 2009 and December 31, 2008, the Company has recorded a receivable from Kona of $3.4 million and $3.0 million, respectively, primarily related to amounts owing under the alternating proprietorship and distribution agreements. As of June 30, 2009 and December 31, 2008, the Company has recorded a payable to Kona of $2.9 million and $1.9 million, respectively, primarily for amounts owing for purchases of Kona-branded product.
     At June 30, 2009 and December 31, 2008, the Company had outstanding receivables due from Kona Brewing Co. (“KBC”) of $129,000 and $107,000, respectively. KBC and the Company are the only members of Kona.
6. Debt and Capital Lease Obligations
     The Company refinanced borrowings assumed as a result of the Merger by concurrently entering into a loan agreement (the “Loan Agreement”) with Bank of America, N.A. (“BofA”) during July 2008. The Loan Agreement is comprised of a $15.0 million revolving line of credit (“Line of Credit”), including provisions for cash borrowings and up to $2.5 million notional amount of letters of credit, and a $13.5 million term loan (“Term Loan”). The Company may draw upon the Line of Credit for working capital and general corporate purposes. The Line of Credit matures on January 1, 2013 at which time the outstanding principal balance and any accrued but unpaid interest will be due. At June 30, 2009, the Company had $11.5 million outstanding under the Line of Credit with $3.5 million of availability for further cash borrowing.
     The Company is in compliance with all applicable contractual financial covenants at June 30, 2009, including the covenant pertaining to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Company and BofA executed a loan modification to its loan agreement effective November 14, 2008 (“Modification Agreement”),

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
as a result of the Company’s inability to meet its covenants as of September 30, 2008. BofA permanently waived the noncompliance effective September 30, 2008, restoring the Company’s borrowing capacity pursuant to the Loan Agreement.
     Under the Modification Agreement, the Company may select from one of the following two interest rate benchmarks as the basis for calculating interest on the outstanding principal balance of the Line of Credit: the London Inter-Bank Offered Rate (“LIBOR”) or the Inter-Bank Offered Rate (“IBOR”) (each, a “Benchmark Rate”). Interest accrues at an annual rate equal to the Benchmark Rate plus a marginal rate. The Company may select different Benchmark Rates for different tranches of its borrowings under the Line of Credit. The marginal rate is fixed at 3.50% until September 30, 2009 at which time it will vary from 1.75% to 3.50% based on the ratio of the Company’s funded debt to EBITDA, as defined. LIBOR rates may be selected for one, two, three, or six month periods, and IBOR rates may be selected for no shorter than 14 days and no longer than six months. Accrued interest for the Line of Credit is due and payable monthly. At June 30, 2009, the weighted-average interest rate for the borrowings outstanding under the Line of Credit was 3.81%.
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
     Interest on the Term Loan will accrue on the outstanding principal balance in the same manner as provided for under the Line of Credit, as established under the LIBOR one-month Benchmark Rate. The interest rate on the Term Loan was 3.82% as of June 30, 2009. Accrued interest for the Term Loan is due and payable monthly. At June 30, 2009, principal payments are due monthly in accordance with an agreed-upon schedule set forth in the Loan Agreement. Any unpaid principal balance and unpaid accrued interest will be due on July 1, 2018.
     The Modification Agreement also revised the types of financial covenants that the Company is required to meet for each quarter through June 30, 2009. The Company generated EBITDA under the Modification Agreement of $4.7 million for the quarter ended June 30, 2009, as compared with the EBITDA covenant requirement of $2.3 million for the corresponding period, and was in compliance with the loan covenants under the Modification Agreement as of June 30, 2009. EBITDA under the Modification Agreement is defined as EBITDA as adjusted for certain other items as defined by either the Loan Agreement or the Modification Agreement.
     Effective September 30, 2009, the Company will be required to meet the financial covenant ratios of funded debt to EBITDA, as defined, and fixed charge coverage in the manner established pursuant to the original Loan Agreement, but at levels specified by the Modification Agreement. For the quarter ended June 30, 2009, the financial covenants, including required EBITDA, were measured on a one-quarter basis; however, beginning with the third quarter of 2009, the financial covenants under the Company’s loan agreement will be measured on a trailing four-quarter basis. Those covenants are detailed as follows:
Financial Covenants Required by Loan Agreement
as Revised by the Modification Agreement

Ratio of Funded Debt to EBITDA, as defined
As of September 30, 2009	4.50 to 1
From December 31, 2009 through September 30, 2010	3.50 to 1
From December 31, 2010 and thereafter	3.00 to 1

Fixed Charge Coverage Ratio
For the trailing four-quarter period ending September 30, 2009 and thereafter	1.25 to 1
     The Loan Agreement is secured by substantially all of the Company’s personal property and by the real properties located at 924 North Russell Street, Portland, Oregon and 14300 NE 145th Street, Woodinville, Washington (“Collateral”), which comprise its larger-scale automated Portland, Oregon brewery and its Woodinville, Washington

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
brewery, respectively. In addition, the Company is restricted in its ability to declare or pay dividends, repurchase any outstanding common stock, incur additional debt or enter into any agreement that would result in a change in control of the Company.
     As a result of the Merger, the Company assumed Widmer’s promissory notes signed in connection with the acquisition of commercial real estate related to the Portland, Oregon brewery. Each promissory note is secured by a deed of trust on the commercial real estate. The outstanding note balance to each lender as of June 30, 2009 was $200,000, with each note bearing a fixed interest rate of 24% per annum, subject to a one-time adjustment on July 1, 2010 to reflect the change in the consumer price index from the date of issue, July 1, 2005, to the date of adjustment. The promissory notes are carried at the total of stated value plus a premium reflecting the difference between the Company’s incremental borrowing rate and the stated note rate. The effective interest rate for each note is 6.31%. Each note matures on the earlier of the individual lender’s death or July 1, 2015, but in no event prior to July 1, 2010, with prepayment of principal not allowed under the notes’ terms. Interest payments are due and payable monthly.
     As a result of the Merger, the Company assumed Widmer’s capital equipment lease obligation to BofA, which is secured by substantially all of the brewery equipment and restaurant furniture and fixtures located in Portland, Oregon. The outstanding balance for the capital lease as of June 30, 2009 was $6.1 million, with monthly loan payments of $119,020 required through the maturity date of June 30, 2014. The capital lease carries an effective interest rate of 6.56%. The capital lease is subject to a prepayment penalty equal to a specified percentage multiplied by the amount prepaid. This specified percentage began at 4% and, except in the event of acceleration due to an event of default, ratably declines 1% for every year the lease is outstanding until July 31, 2011, at which time the capital lease is not subject to a prepayment penalty. The specified percentage is 3% as of June 30, 2009. In the event of acceleration due to an event of default, the prepayment penalty is restored to 4%.
7. Derivative Financial Instruments and Fair Value Measurement
Interest Rate Swap Contracts
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
     The Company has assessed its vulnerability to certain business and financial risks, including interest rate risk associated with its variable-rate long-term debt. To mitigate this risk, the Company entered into with BofA a five-year interest rate swap agreement with a total notional value of $9.9 million (as of June 30, 2009) to hedge the variability of interest payments associated with its variable-rate borrowings under its Term Loan. Through this swap agreement, the Company pays interest at a fixed rate of 4.48% and receives interest at a floating-rate of the one-month LIBOR. Since the interest rate swap hedges the variability of interest payments on variable rate debt with similar terms, it qualifies for cash flow hedge accounting treatment under SFAS 133. As of June 30, 2009, unrealized net losses of $779,000 were recorded in accumulated other comprehensive loss as a result of this hedge. The effective portion of the gain or loss on the derivative is reclassified into interest expense in the same period during which the Company records interest expense associated with the Term Loan. There was no hedge ineffectiveness recognized for the three months ended June 30, 2009.
     As a result of the Merger, the Company assumed Widmer’s contract with BofA for a $7.0 million notional interest rate swap agreement. On the effective date of the Merger, the Company entered into with BofA an equal and offsetting interest rate swap contract. Neither swap contract qualifies for hedge accounting under SFAS 133. The assumed contract requires the Company to pay interest at a fixed rate of 4.60% and receive interest at a floating rate of the one-month LIBOR, while the offsetting contract requires the Company to pay interest at a floating rate of the one-month LIBOR and receive interest at a fixed rate of 3.47%. Both contracts expire on November 1, 2010. The Company recorded a net gain on the contracts of $19,000 and $38,000 for the three and six months ended June 30, 2009, respectively, which was recorded to other income. The Company did not have any similar contracts outstanding during 2008; accordingly, there were no amounts recorded to earnings for the corresponding periods of 2008.

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)

	Liability Derivatives at June 30, 2009
	Balance Sheet Location	Fair Value
		(in thousands)

Derivatives designated as hedging instruments under SFAS 133
Interest rate swap contracts	Non-current liabilities — derivative financial instruments	$779

Derivatives not designated as hedging instruments under SFAS 133
Interest rate swap contracts	Non-current liabilities — derivative financial instruments	113

Total derivatives		$892

     All interest rate swap contracts are secured by the Collateral under the Loan Agreement.
Fair Value Measurements
     The recorded value of the Company’s financial instruments is considered to approximate the fair value of the instruments, in all material respects, because the Company’s receivables and payables are recorded at amounts expected to be realized and paid, the Company’s derivative financial instruments are carried at fair value, and approximately 75% of the Company’s debt obligations are at variable rates of relatively short duration. The Company’s analysis of the remaining debt obligations, which were adjusted to their respective fair values as of the effective date of the Merger, indicates that their fair values approximate their carrying values.
     Under the three-tier fair value hierarchy established in SFAS No. 157, Fair Value Measurements (“SFAS 157”), the inputs used in measuring fair value are prioritized as follows:
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
     The Company has assessed its assets and liabilities that are measured and recorded at fair value within the above hierarchy and that assessment is as follows:

	Fair Value Hierarchy Assessment
	Level 1	Level 2	Level 3	Total
		(In thousands)
Derivative financial instruments — interest rate swap contracts	$—	$892	$—	$892
8. Common Stockholders’ Equity
     In conjunction with the exercise of stock options under the Company’s stock option plans during the six months ended June 30, 2009 and 2008, the Company issued 28,200 shares and 72,250 shares, respectively, of common stock and received proceeds on exercise totaling $53,000 and $181,000, respectively.

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
     On May 29, 2009, the board of directors approved, under the 2007 Stock Incentive Plan (the “2007 Plan”), a grant of 3,000 shares of fully-vested Common Stock to each non-employee director. On June 24, 2008, the board of directors approved, under the 2007 Plan, a grant of 1,140 shares of fully-vested Common Stock to each non-employee director except for the A-B designated directors. In conjunction with these stock grants, the Company issued 18,000 shares and 4,560 shares of Common Stock and recognized stock-based compensation expense of $36,000 and $20,000, respectively, in the Company’s statements of operations during the six months ended June 30, 2009 and 2008, respectively.
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
     The Company’s shareholders approved the 2002 Stock Option Plan (“2002 Plan”) in May 2002. The 2002 Plan provides for granting of non-qualified stock options and incentive stock options to employees, non-employee directors and independent consultants or advisors. The compensation committee of the board of directors administers the 2002 Plan, determining the grantees, the number of shares of common stock for which the options are exercisable and the exercise prices of such shares, among other terms and conditions. Under the 2002 Plan, options granted to employees of the Company through December 31, 2008 vest over a five-year period while options granted to employees of the Company during the first quarter of 2009 vest over a four-year period. Options granted under the 2002 Plan to the Company’s directors (excluding the A-B designated directors) have become exercisable beginning from the date of the grant up to six months following the grant date. The maximum number of shares of common stock for which options may be granted prior to expiration of the 2002 Plan on February 25, 2012, is 346,000. As of June 30, 2009, the 2002 Plan had 70,259 shares available for future grants of options.
     The 2007 Plan was adopted by the board of directors and approved by the shareholders in May 2007. The 2007 Plan provides for stock options, restricted stock, restricted stock units, performance awards and stock appreciation rights. While incentive stock options may only be granted to employees, awards other than incentive stock options may be granted to employees and directors. The 2007 Plan is administered by the compensation committee of the board of directors. A maximum of 100,000 shares of common stock are authorized for issuance under the 2007 Plan. As of June 30, 2009, the 2007 Plan had 53,240 shares available for future grants of stock-based awards.
Stock Option Plan Activity
     Presented below is a summary of the Company’s stock option plan activity for the six months ended June 30, 2009:

		Weighted Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at December 31, 2008	431	$2.61	2.4	$—
Granted	30	1.25	10.0	—
Exercised	(28)	(1.87)	(2.6)
Canceled	(29)	(3.49)	(1.1)
Expired	(110)	(3.97)	(0.4)

Outstanding at June 30, 2009	294	$1.95	3.5	$53

Exercisable at June 30, 2009	264	$2.03	2.8	$29

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
     No stock options vested during the three months ended June 30, 2009 and 2008. The applicable stock closing prices as reported by NASDAQ as of June 30, 2009 and December 31, 2008 were $2.04 and $1.20, respectively. The total intrinsic value of stock options exercised during the six months ended June 30, 2008 was approximately $11,000. At June 30, 2009, the unearned compensation associated with the 2009 option grants was not material, and will be amortized to compensation expense using the straight-line method over the expected vesting period of the options.
     The following table summarizes information for options currently outstanding and exercisable at June 30, 2009:

	Outstanding			Exercisable
		Weighted Average			Weighted Average
			Remaining			Remaining
		Exercise	Contractual		Exercise	Contractual
Range of Exercise Prices	Options	Price	Life	Options	Price	Life
	(In thousands)	(Per share)	(In years)	(In thousands)	(Per share)	(In years)
$1.25 to $2.00	176	$1.76	3.3	146	$1.85	2.1
$2.01 to $3.00	102	2.11	3.4	102	2.11	3.4
$3.01 to $3.97	16	3.15	5.9	16	3.15	5.9

$1.25 to $3.97	294	$1.95	3.5	264	$2.03	2.8

9. Earnings (Loss) per Share
     The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings (loss) per share:
Net income (loss)	$1,739	$(1,384)	$664	$(1,928)

Denominator for basic earnings (loss) per share —
Weighted average common shares outstanding	16,967	8,391	16,957	8,374
Dilutive effect of stock options on weighted average common shares	24	—	5	—

Denominator for diluted earnings (loss) per share	16,991	8,391	16,962	8,374

Basic and diluted earnings (loss) per share	$0.10	$(0.16)	$0.04	$(0.23)

     Certain Company stock options were not included in the computation of diluted earnings (loss) per share because the options’ exercise prices were greater than the average market price of the common shares, or the impact of their inclusion would be antidilutive. Such stock options, with exercise prices ranging from $2.02 to $3.97 per share for the second quarter of 2009 and from $1.82 to $3.97 per share for the six months ended June 30, 2009, averaged 178,000 and 368,000, for the three and six months ended June 30, 2009, respectively. Such stock options, with exercise prices ranging from $1.49 to $3.97 per share, averaged 636,000 and 661,000 for the three and six months ended June 30, 2008, respectively.

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
10. Comprehensive Income (Loss)
     The following table sets forth the Company’s comprehensive income (loss) for the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
		(In thousands)
Net income (loss)	$1,739	$(1,384)	$664	$(1,928)
Other comprehensive income:
Unrealized gains on derivative financial instruments, net of tax	181	—	202	—

Comprehensive income (loss)	$1,920	$(1,384)	$866	$(1,928)

11. Income Taxes
     As of June 30, 2009, the Company’s deferred tax assets were primarily comprised of federal net operating loss carryforwards (“NOLs”) of $27.7 million, or $9.4 million tax-effected; state NOL carryforwards of $331,000 tax-effected; and federal and state alternative minimum tax credit carryforwards of $209,000 tax-effected. In assessing the realizability of its deferred tax assets, the Company considered both positive and negative evidence when measuring the need for a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income during the periods in which those temporary differences become deductible. Among other factors, the Company considered future taxable income generated by the projected differences between financial statement depreciation and tax depreciation, including the depreciation of the assets acquired in the Merger. At December 31, 2008, based upon the available evidence, the Company believed that it was more likely than not that certain deferred tax assets will not be realized. As a result, the Company provided a valuation allowance for those deferred tax assets that met this criteria and recorded a valuation allowance of $1.0 million as a reduction of the tax benefit for the year ended December 31, 2008. As the Company has NOLs that are not offset by a valuation allowance, the Company’s current period earnings are expected to be offset by such NOLs, and the Company’s assessment of NOLs that may expire in future periods remains unchanged from December 31, 2008. Consistent with that determination, the Company reversed the incremental increase in the valuation allowance recorded in the first quarter of 2009, thereby maintaining a valuation allowance of $1.0 million. The effective tax rate for the first six months of 2009 was impacted by its non-deductible expenses, partially offset by an adjustment of the accrual liability for the Widmer tax accounting due to the filing of the short year final tax return for that entity.
     To the extent that the Company is unable to generate adequate taxable income in future periods, the Company may be required to record an additional valuation allowance to provide for potentially expiring NOLs or other deferred tax assets for which a valuation allowance has not been previously recorded. Any such increase would generally be charged to earnings in the period of increase.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This quarterly report on Form 10-Q includes forward-looking statements. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “may,” “plan” and similar expressions or their negatives identify forward-looking statements, which generally are not historical in nature. These statements are based upon assumptions and projections that Craft Brewers Alliance, Inc. (the “Company”) believes are reasonable, but are by their nature inherently uncertain. Many possible events or factors could affect the Company’s future financial results and performance, and could cause actual results or performance to differ materially from those expressed, including those risks and uncertainties described in Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Annual Report”), and those described from time to time in the Company’s future reports filed with the Securities and Exchange Commission. Caution should be taken not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report.
     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto of the Company included herein, as well as the audited Financial Statements and Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s 2008 Annual Report. The discussion and analysis includes period-to-period comparisons of the Company’s financial results. Although period-to-period comparisons may be helpful in understanding the Company’s financial results, the Company believes that they should not be relied upon as an accurate indicator of future performance. In addition, as discussed in more detail below, the comparability of periods is significantly affected by the July 1, 2008 merger of Widmer Brothers Brewing Company with and into the Company.
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
     The Company believes that the combined entity has the potential to secure efficiencies, beyond those that had already been achieved by its existing relationships with Widmer, in utilizing the two companies’ production facilities and a national sales force, as well as by reducing duplicate functions. Utilizing the combined breweries offers a greater opportunity to rationalize production capacity in line with product demand. The sales force of the combined entity will support further promotion of the products of its corporate investments, Kona Brewery LLC (“Kona”), which brews Kona malt beverage products, and to a lesser extent, Fulton Street Brewery, LLC (“FSB”), which brews Goose Island malt beverage products.
Overview
     Since its formation, the Company has focused its business activities on the brewing, marketing and selling of craft beers in the United States. The Company reported gross sales and a net income of $37.5 million and $1.7 million, respectively, for the three months ended June 30, 2009, compared with gross sales and a net loss of $12.0 million and $1.4 million, respectively, for the corresponding period in 2008. The Company generated basic and fully-diluted earnings per share of $0.10 on 17.0 million shares for the second quarter of 2009 compared with a loss per share of $0.16 on 8.4 million shares for the corresponding period of 2008. The Company generated operating profit of $2.5 million during the quarter ended June 30, 2009 compared with an operating loss of $2.1 million during the quarter ended June 30, 2008, primarily due to an improved margin for the 2009 period and a reduction in merger-related expenses, partially offset by increased selling, general and administrative expenses and the elimination of contribution from the Company’s sales and marketing joint venture. The Company’s sales volume (shipments) totaled 162,400 barrels in the second quarter of 2009 as compared with 76,200 barrels in the second quarter of 2008.

     The Company reported gross sales and a net income of $66.7 million and $664,000, respectively, for the six months ended June 30, 2009, compared with gross sales and a net loss of $22.4 million and $1.9 million, respectively, for the corresponding period in 2008. The Company generated basic and fully-diluted earnings per share of $0.04 on 17.0 million shares for the first six months of 2009 compared with a loss per share of $0.23 on 8.4 million shares for the corresponding period of 2008. The Company generated operating profit of $1.9 million during the six months ended June 30, 2009 compared with an operating loss of $3.0 million during the six months ended June 30, 2008, primarily due to an improved margin for the 2009 period and a reduction in merger-related expenses, partially offset by increased selling, general and administrative expenses and the elimination of contribution from the Company’s sales and marketing joint venture. The Company’s sales volume (shipments) totaled 296,200 barrels in the first six months of 2009 as compared with 144,600 barrels in the first six months of 2008.
     The comparability of the Company’s results for the three and six months ended June 30, 2009 relative to the results for the same periods in 2008 is significantly impacted by the Merger.
     Since July 1, 2008, the Company has produced its specialty bottled and draft Redhook-branded and Widmer-branded products in its four Company-owned breweries, one in the Seattle suburb of Woodinville, Washington (“Washington Brewery”), another in Portsmouth, New Hampshire (“New Hampshire Brewery”), and two in Portland, Oregon. The two breweries in Portland, Oregon are the Company’s largest production facility (“Oregon Brewery”) and its smallest, a manual brewpub-style brewery at the Rose Quarter (“Rose Quarter Brewery”). The Company sells these products in addition to the Kona-branded products primarily to Anheuser-Busch, Incorporated (“A-B”) and its network of wholesalers pursuant to the July 1, 2004 Master Distributor Agreement (the “A-B Distribution Agreement”), as amended. These products are available in 48 states.
     In addition to the sale of Redhook-branded and Widmer-branded beer, the Company also earns revenue in connection with two operating agreements with Kona — an alternating proprietorship agreement and a distribution agreement. Pursuant to the alternating proprietorship agreement, Kona produces a portion of its malt beverages at the Oregon Brewery. The Company sells raw materials to Kona prior to production beginning and receives from Kona a facility leasing fee based on the barrels brewed and packaged at the Oregon Brewery. These sales and fees are reflected as revenue in the Company’s statements of operations. Under the distribution agreement, the Company distributes Kona-branded product, whether brewed at Kona’s facility or the Oregon Brewery, and then markets, sells and distributes the Kona-branded products pursuant to the A-B Distribution Agreement.
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
     Craft Brands was a joint venture sales and marketing entity formed by the Company and Widmer in July 2004. The Company and Widmer manufactured and sold their products to Craft Brands at a price substantially below wholesale pricing levels; Craft Brands, in turn, advertised, marketed, sold and distributed the products to wholesale outlets in the Western United States through a distribution agreement between Craft Brands and A-B. (Due to state liquor regulations, the Company sold its product in Washington state directly to third-party beer distributors and returned a portion of the revenue to Craft Brands based upon a contractually determined formula.) Profits and losses of Craft Brands were generally shared between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively. In connection with the Merger, Craft Brands was merged with and into the Company, effective July 1, 2008. All existing agreements between the Company and Craft Brands and between Craft Brands and Widmer terminated as a result of the merger of Craft Brands with and into the Company.
     For additional information regarding A-B, Craft Brands and the A-B Distribution Agreement, see Part 1, Item 1, Business under the headings “— Product Distribution,” “— Relationship with Anheuser-Busch, Incorporated” and “— Relationship with Craft Brands Alliance LLC” of the Company’s 2008 Annual Report.
     The Company’s sales are affected by several factors, including consumer demand (itself impacted by seasonality), price discounting and competitive considerations. The Company competes in the highly competitive craft brewing market as well as in the much larger beer, wine, spirits and flavored alcohol markets, which encompass producers of import beers, major national brewers that produce fuller-flavored products, large spirit companies, and national brewers that produce flavored alcohol beverages. The craft beer segment is highly competitive due to the proliferation of small craft brewers, including contract brewers, and the large number of products offered by such brewers. Certain national domestic brewers have also sought to appeal to this growing demand for craft beers by producing their own fuller-flavored products. These fuller-flavored products have been most successful within the wheat beer category, including Shock Top Belgian White and Blue Moon Belgian White. These beers are generally considered to be within the same category as the Company’s Hefeweizen beer, putting them in direct competition. As the national domestic brewers have substantially greater operating and financial resources, the Company may need to expend considerable incremental sales and marketing efforts merely to retain its competitive position within the craft brewing market.
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
     While the craft beer market has seen a significant growth in the number of competitors, the national domestic and international brewers have undergone a second round of consolidation, reducing the number of market participants at the top of the beer market. A number of factors have driven this consolidation, including the desire to capture market share and positioning as either the largest brewer or second largest brewer in any given market. The U.S. beer market, in which the Company competes, was once dominated by three companies, A-B, Miller Brewing Company and Adolph Coors Company. During the past decade, Miller Brewing Company and Adolph Coors Company were merged with international brewers, South African Brewers and Molson of Canada, respectively, to increase the global market reach of their brands. During the second quarter of 2008, the resulting companies, SABMiller and MolsonCoors, completed the terms of a joint venture to merge their U.S. operations, competing under the name MillerCoors. Likewise, A-B was acquired by Belgium-based InBev in a deal consummated in the fourth quarter of 2008. Shipments for the two entities, A-B and MillerCoors, represented nearly 80% of the total U.S. market, including imports, for 2008.
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
     Because the conditions under which each brewery operates differ (such as age of equipment, local environment, product mix), the impact that these factors have on the estimate of capacity also vary by brewery. For example, while the New Hampshire Brewery and the Oregon Brewery are constrained by the volume of beer that each can ferment (each brewery can brew more beer than it can ferment), the Washington Brewery is constrained by the size of its brewhouse (the brewery has adequate capacity to ferment all product that it brews).
     Management did not consider the impact that seasonality clearly has on the capacity calculation. Rather, management assumed that each brewery produces beer at 100% of working capacity throughout a 50 week year. But because seasonality is a notable factor affecting the Company’s sales, the Company expects that the breweries’ capacity will be more efficiently utilized during periods when the Company’s sales are strongest and there likely will be periods when the breweries’ capacity utilization will be lower.
     Management estimates the annual working capacity for its breweries as follows:

Annual Working
Capacity at
June 30, 2009
(In barrels)

Oregon Brewery (1)	377,000
Washington Brewery	230,000
New Hampshire Brewery	190,000

797,000

Note 1 — Excludes the annual working capacity for the Rose Quarter Brewery, which is less than 1,000 barrels.
     The Company’s capacity utilization has a significant impact on gross profit. Generally, when facilities are operating at their working capacities, profitability is favorably affected because fixed and semi-variable operating costs, such as depreciation and production salaries, are spread over a larger sales base. While current period production levels have increased, in part, due to the seasonal fluctuations in demand, the Company still has a significant amount of unused working capacity. As a result, gross margins have been negatively impacted. If the Company is unable to achieve significant sales growth on a sustained basis, the resulting excess capacity and unabsorbed overhead of the Company will have an adverse effect on the Company’s gross margins, operating cash flows and overall financial performance.
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

Brand Trends
     Redhook Beers. The Redhook brand has lagged the trend in the growth of the craft segment for the last several years, due in part to the life cycle of the brand family’s former flagship, ESB, which had matured in key markets even while the overall segment continued to grow. To offset this factor, the Company engaged in systematic initiatives, including rebranding Redhook IPA into Long Hammer IPA and relaunching this brand with new packaging and a concentrated focus as the new Redhook flagship in January 2007. Leveraging off of the growth of the IPA category, this rebranding effort resulted in an increase in shipments of Long Hammer IPA from 2007 to 2008 by approximately 15%. As part of these initiatives, the Company reexamined its pricing strategy and increased the brand family to price points comparable to the market leaders in the last couple of years.
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
     Widmer Brothers’ Beers. The Widmer Brothers’ brand has experienced significant growth in recent years, led by the popular consumer response to the Hefeweizen category within the craft beer segment and the role that Widmer Hefeweizen has enjoyed as a leader in this category. This category continues to experience positive trends nationally, but has more recently seen a significant increase in competitive products from other craft brewers as well as offerings from large domestic brewers such as A-B’s Shock Top Belgian White and MillerCoors’ Blue Moon Belgian White attempting to participate in the same category. Widmer Hefeweizen has also been particularly impacted by the downturn in the restaurant industry as a result of the U.S. economic recession worsening during the fourth quarter of 2008 and continuing into the first six months of 2009. This brand is significantly more dependent on on-premise sales than the Company’s other brands.
     As a result of the Merger, the Company now has the ability to sell and market other Widmer-branded products in the Midwest and Eastern United States. This will round out the Widmer-brand offering in these regions, giving the consumers in these areas a true Widmer brand family to enjoy, including Drop Top Amber Ale and Drifter Pale Ale, which was launched in the first quarter of 2009. In an effort to keep Widmer Hefeweizen top of mind with consumers and to shift the emphasis of this brand from the on-premise market, during the second quarter of 2009, the Company began offering Widmer Hefeweizen in the Western U.S. markets in a 5-liter steel mini keg. The Company believes this allows consumers the opportunity to enjoy the draft experience of this brand at home.
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
     See Part 1, Item 1A, “Risk Factors” of the Company’s 2008 Annual Report for additional matters which could materially affect the Company’s business, financial condition or future results.
Results of Operations
     The following table sets forth, for the periods indicated, certain items from the Company’s Statements of Operations expressed as a percentage of net sales:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Sales	106.6%	111.3%	106.9%	111.4%
Less excise taxes	6.6	11.3	6.9	11.4

Net sales	100.0	100.0	100.0	100.0
Cost of sales	74.4	93.0	76.9	94.4

Gross profit	25.6	7.0	23.1	5.6
Selling, general and administrative expenses	18.2	22.7	19.7	21.6
Merger-related expenses	0.3	10.1	0.4	5.8
Income from equity investment in Craft Brands	—	5.9	—	6.9

Operating income (loss)	7.1	(19.9)	3.0	(14.9)
Income from equity investments in Kona & FSB	0.3	—	0.2	—
Interest expense	(1.6)	—	(1.8)	—
Interest and other income, net	0.2	0.1	0.3	0.3

Income (loss) before income taxes	6.0	(19.8)	1.7	(14.6)
Income tax provision (benefit)	1.1	(7.0)	0.6	(5.0)

Net income (loss)	4.9%	(12.8)%	1.1%	(9.6)%

     Non-GAAP Financial Measures
     The Company’s loan agreement, as modified, subjects the Company to a financial covenant based on earnings before interest, taxes, depreciation and amortization (“EBITDA”). See “Liquidity and Capital Resources.” EBITDA is defined per the modified loan agreement and requires additional adjustments, among other items, to (a) exclude merger-related expenses, (b) adjust losses (gains) on sale or disposal of assets, and (c) exclude certain other non-cash income and expense items. For the quarter ended June 30, 2009, the financial covenants, including required EBITDA, were measured on a one quarter basis; however, beginning with the third quarter of 2009, the financial covenants under the Company’s loan agreement will be measured on a trailing four-quarter basis. EBITDA as defined under the modified loan agreement was $4.7 million for the quarter ended June 30, 2009. The following table reconciles net income to EBITDA per the modified loan agreement for the quarter ended June 30, 2009:

For the Quarter
Ended
June 30, 2009
(In thousands)

Net income	$1,739
Interest expense	571
Income tax provision	366
Depreciation expense	1,593
Amortization expense	288
Merger-related expenses	113
Loss on sale or disposal of property, equipment and leasehold improvements	10
Stock compensation	36

EBITDA per the modified loan agreement	$4,716

     Three months ended June 30, 2009 compared with three months ended June 30, 2008
     The following table sets forth, for the periods indicated, a comparison of certain items from the Company’s Statements of Operations:

	Three Months Ended June 30,		Increase	%
	2009	2008	(Decrease)	Change
	(Dollars in thousands)

Sales	$37,465	$11,993	$25,472	212.4%
Less excise taxes	2,323	1,215	1,108	91.2

Net sales	35,142	10,778	24,364	226.1
Cost of sales	26,133	10,022	16,111	160.8

Gross profit	9,009	756	8,253	N/M
Selling, general and administrative expenses	6,398	2,451	3,947	161.0
Merger-related expenses	113	1,091	(978)	(89.6)
Income from equity investment in Craft Brands	—	637	(637)	(100.0)

Operating income (loss)	2,498	(2,149)	4,647	N/M
Income from equity investments in Kona and FSB	99	—	99	N/M
Interest expense	(571)	(3)	(568)	N/M
Interest and other income, net	79	13	66	N/M

Income (loss) before income taxes	2,105	(2,139)	4,244	N/M
Income tax provision (benefit)	366	(755)	1,121	N/M

Net income (loss)	$1,739	$(1,384)	$3,123	N/M

Note:
N/M — Not Meaningful

     The following table sets forth a comparison of sales revenues for the periods indicated:

	Three Months Ended June 30,		Increase	%
	2009	2008	(Decrease)	Change
	(Dollars in thousands)
Sales Revenues by Category
A-B	$31,360	$4,969	$26,391	531.1%
Craft Brands	—	3,518	(3,518)	(100.0)
Contract brewing	—	1,780	(1,780)	(100.0)
Alternating proprietorship	3,441	—	3,441	—
Pubs and other (1)	2,664	1,726	938	54.3

Total Sales	$37,465	$11,993	$25,472	212.4%

Note:

(1)	Other includes international, non-wholesalers and other
     Gross Sales. Gross sales increased $25.5 million, or 212.4%, from $12.0 million for the second quarter of 2008 to $37.5 million for the second quarter of 2009 primarily due to impacts of the Merger. Other factors impacting the increase in sales revenues for the three months ended June 30, 2009 were as follows:
•	Total shipments increased 86,200 barrels or 113.1% from 76,200 barrels for the second quarter of 2008 to 162,400 barrels for the second quarter of 2009. Shipments to A-B increased 132,000 barrels from shipments of 26,900 barrels in the second quarter of 2008 to 158,900 barrels in the second quarter of 2009. This increase in shipments is primarily due to shipments of Widmer-branded products inclusive of all shipment activities and Kona-branded products pursuant to a distribution agreement with Kona. The Company did not sell Kona-branded products during the three months ended June 30, 2008. Shipments for the second quarter of 2009 were also impacted by the Company’s concerted efforts to stock wholesalers and distributors prior to the seasonal demand peak for sales to consumers and by the Company’s initiatives involving its new products, which were introduced early in 2009, but were fully absorbed by the wholesaler and distributor network during the second quarter of 2009. The Company expects that sales to retailers (“STRs”) may exceed shipments for the third quarter of 2009 as wholesalers and distributors reduce their inventories over the course of the third quarter.

•	The increase in revenues was also due to shipments in the West being made via A-B at wholesale pricing levels after the Merger rather than through Craft Brands at below wholesaler pricing levels as they were prior to the Merger. Additionally, both draft and bottled products experienced a pricing increase at the wholesale level from a year ago.

•	Pursuant to the Merger, the Company terminated several sales and contract agreements, including the distribution agreement with Craft Brands and the contract brewing agreement with Widmer that led to the elimination of the associated sales revenues for these activities, which totaled $3.5 million and $1.8 million, respectively, for the second quarter of 2008. These sales were made at either below wholesale price levels, via Craft Brands, or at contractually determined sales prices.

•	Revenues included alternating proprietorship fees of $3.4 million earned from Kona for leasing the Oregon Brewery and sales of raw materials during the second quarter of 2009 (no such activity occurred prior to the Merger.)

•	Revenues from pub and other sales increased by $938,000 in the second quarter of 2009 primarily due to the sales generated by the pub in Portland, Oregon, which was acquired as a result of the Merger.

     Shipments — Brand. The following table sets forth a comparison of shipments by brand (in barrels) for the periods indicated:

	Three Months Ended June 30,
	2009 – Shipments			2008 – Shipments			Increase	%
	Draft	Bottle	Total	Draft	Bottle	Total	(Decrease)	Change
	(In barrels)

Redhook brand	13,300	33,800	47,100	16,800	34,600	51,400	(4,300)	(8.4)%
Widmer brand (1)	38,300	40,900	79,200	12,500	12,300	24,800	54,400	219.4
Kona brand	11,300	24,800	36,100	—	—	—	36,100	—

Total shipped	62,900	99,500	162,400	29,300	46,900	76,200	86,200	113.1%

(1)	Shipments of Widmer-branded product for the three months ended June 30, 2008 are only those products brewed and shipped by the Company and do not include Widmer-branded products shipped by Widmer or Craft Brands. The Company’s shipments were made pursuant to a licensing agreement and contract brewing arrangements with Widmer, all of which were terminated in connection with the Merger.
     Although the Company has brewed and distributed Redhook-branded beer since the creation of the brand, the Company first began to expand its brand portfolio in 2003 when it entered into a licensing arrangement with Widmer. Under the licensing agreement, the Company brewed Widmer Hefeweizen in the New Hampshire Brewery and sold it in the Midwest and Eastern markets. In 2004 following the formation of Craft Brands, the Company further expanded its production of Widmer-branded products when it entered into two contract brewing arrangements with Widmer. In the second quarter of 2008, the Company brewed and shipped approximately 6,800 barrels of Widmer Hefeweizen in the Midwest and Eastern United States pursuant to the licensing agreement and another 18,000 barrels of Widmer-branded products in conjunction with the contract brewing arrangements. Although the licensing agreement and the contract brewing arrangements were terminated when the Merger was consummated, activities similar to these still continue and are only a portion of total Widmer-branded shipments.
     Shipments of bottled and packaged beer have steadily increased as a percentage of total shipments since the mid-1990’s; however, with the Merger and the resulting consolidation of all Widmer-branded shipping activities, this trend has reversed somewhat as a higher percentage of Widmer-branded products are sold as draft products than the Company’s historical experience. During the three months ended June 30, 2009, 71.8% of Redhook-branded shipments were shipments of bottled beer versus 67.3% in the three months ended June 30, 2008. Although the sales mix of Kona-branded beer is still weighted toward bottled product, it is slightly less than Redhook-branded beer as 68.7% of Kona-branded shipments were bottled beer. The sales mix of Widmer-branded products contrasts significantly from that of the Redhook and Kona brands with 51.6% and 49.6% of Widmer-branded products being bottled or packaged beer in the second quarter of 2009 and 2008, respectively. Although the average revenue per barrel for sales of bottled beer is generally 40% to 50% higher than that of draft beer, the cost per barrel is also higher, resulting in a gross margin that is approximately 10% less than that of draft beer sales.

     Shipments — Customer. The following table sets forth a comparison of shipments by customer (in barrels) for the periods indicated:

	Three Months Ended June 30,
	2009 – Shipments			2008 – Shipments			Increase	%
	Draft	Bottle	Total	Draft	Bottle	Total	(Decrease)	Change
	(In barrels)

A-B	61,300	97,600	158,900	11,500	15,400	26,900	132,000	490.7%
Craft Brands	—	—	—	8,600	21,100	29,700	(29,700)	(100.0)
Contract brewing	—	—	—	8,000	10,000	18,000	(18,000)	(100.0)
Pubs and other (1)	1,600	1,900	3,500	1,200	400	1,600	1,900	118.8

Total shipped	62,900	99,500	162,400	29,300	46,900	76,200	86,200	113.1%

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
     Pricing and Fees. Average revenue per barrel on shipments of beer (excluding pubs and other) for the second quarter of 2009 increased by 43.7% as compared with average revenue per barrel for the corresponding period of 2008. Comparison between the two periods has been significantly impacted by the Merger. During the second quarter of 2009, the Company sold 97.8% of its beer through A-B at wholesale pricing levels throughout the United States. During the corresponding period in 2008, the Company sold 35.3% of its product at wholesale pricing levels in the Midwest and Eastern United States, another 39.0% at lower than wholesale pricing levels to Craft Brands in the Western United States, and 23.6% at agreed-upon pricing levels for beer brewed on a contract basis.
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
     In connection with all sales through the A-B Distribution Agreement, as amended, the Company pays a Margin fee to A-B (“Margin”). The Margin does not apply to sales from the Company’s retail operations or to dock sales. The Margin also did not apply to the Company’s sales to Craft Brands during the second quarter of 2008 because Craft Brands paid a comparable fee to A-B on its resale of the product. The A-B Distribution Agreement also provides that the Company shall pay an Additional Margin fee on shipments of Redhook-, Widmer-, and Kona-branded product that exceed shipments in the same territory during the same periods in fiscal 2003 (“Additional Margin”). During the three months ended June 30, 2009, and 2008, the Margin was paid to A-B on shipments totaling 158,900 barrels and 26,900 barrels, respectively. As 2009 shipments in the United States and 2008 shipments in the Midwest and Eastern United States exceeded 2003 shipments in the corresponding territories, the Company paid A-B the Additional Margin. For the three months ended June 30, 2009 and 2008, the Company recognized expense of $1.7 million and $218,000, respectively, related to the total of Margin and Additional Margin for A-B. These fees are reflected as a reduction of sales in the Company’s statements of operations.
     As of June 30, 2009 and December 31, 2008, the net amount due to A-B under all Company agreements with A-B totaled $308,000 and $2.3 million, respectively. In connection with the sale of beer pursuant to the A-B Distribution Agreement, the Company’s accounts receivable reflect significant balances due from A-B, and the refundable deposits and accrued expenses reflect significant balances due to A-B. Although the Company considers these balances to be due to or from A-B, the final destination of the Company’s products is an A-B wholesaler and payments by the wholesaler are settled through A-B. The Company purchases packaging, other materials and services under separate arrangements; balances due to A-B under these arrangements are reflected in accounts payable and accrued expenses. These amounts are also included in the net amount due to A-B presented above.
     Excise Taxes. Excise taxes for the three months ended June 30, 2009 increased $1.1 million, or 91.2%, primarily due to the increase in shipments of Widmer-branded products and the effect of the marginal excise tax rate on these shipments of $18 per barrel. Excise taxes for the second quarter of 2009 decreased as a percentage of net sales and on a per barrel basis when compared with the corresponding 2008 period because Kona was responsible for the excise tax on the Kona-branded shipments. The Company did not ship Kona-branded beer prior to the Merger.
     Cost of Sales. Cost of sales increased $16.1 million to $26.1 million in the second quarter of 2009 from $10.0 million in the same 2008 quarter and increased by $27.13 or 20.3% on a per barrel basis. In contrast, cost of sales decreased as a percentage of net sales to 74.4% from 93.0% because of the significant change in product mix and pricing attributable to the Merger. Comparability of the periods was significantly affected by the Merger and the resulting change in operations, including an 113.1% increase in shipments, the addition of a third brewery and a third restaurant, a change in the mix of products shipped, the addition of the alternating proprietorship relationship, and the elimination of the licensing agreement and contract brewing arrangements.
     Cost of sales for the second quarter of 2009 includes the cost to produce all Widmer-branded products shipped as compared with the second quarter of 2008, which included only certain activities associated with Widmer-branded products. Prior to the Merger, the Company brewed a limited volume of Widmer-branded products pursuant to the licensing agreement and the contract brewing arrangements. During the second quarter of 2009, shipments of Widmer-branded products included those that would have been brewed by Widmer in the past in addition to Widmer-branded products historically brewed by the Company. The increase in direct costs to produce this incremental volume was only partially offset by the elimination of licensing fees paid to Widmer in connection with the licensing agreement that terminated upon consummation of the Merger. The 2008 second quarter includes $90,000 for licensing fees paid to Widmer in connection with the Company’s shipment of 6,800 barrels of Widmer Hefeweizen in the Midwest and Eastern United States.
     The annual working capacity of the Oregon Brewery acquired in the Merger is approximately 377,000 barrels, nearly the same as the combined annual working capacity of the Company’s Washington and New Hampshire Breweries prior to the Merger. As expected, cost of sales increased significantly as a result the Oregon Brewery’s fixed and semi-variable costs, including depreciation, utilities, labor, rent, and property taxes. For example, depreciation and amortization expense charged to cost of goods sold for the quarter ended June 30, 2009 increased by approximately 139.6%, or $1.0 million, over depreciation and amortization expense for the second quarter of 2008. While the fixed and semi-variable costs other than depreciation and amortization may not have increased to the same extent as depreciation and amortization, the increases in these costs were also substantial.
     Based upon the Company’s combined working capacity of 199,300 barrels and 94,200 barrels for the second quarter of 2009 and 2008, respectively, the utilization rate was 81.5% and 80.9%, respectively. Capacity utilization rates are calculated by dividing the Company’s total shipments by the working capacity. Current period production levels have increased, in part, due to the seasonal fluctuations in demand, and as discussed previously, the Company’s new initiatives and sales efforts contributed to generate a level of shipments that is not expected to be sustained in the near team. Even at the current levels, the Company has a significant amount of unused working capacity, therefore the Company continues to evaluate other operating configurations and arrangements, including contract brewing, to improve the utilization of its production facilities. To this end, in the third quarter of 2009, the Company executed a two-year contract brewing arrangement under which the Company will produce beer in volumes and per specifications as designated by a third party. The Company anticipates that the volume of this contract may be approximately 20,000 barrels in annual production, although the third party may designate a lesser amount per the terms of the contract.
     Cost of sales for the 2009 second quarter includes costs associated with two distinct Kona revenue streams: (i) direct and indirect costs related to the alternating proprietorship arrangement with Kona and (ii) the cost paid to Kona for the Kona-branded finished goods that are marketed and sold by the Company to wholesalers through the A-B Distribution Agreement.

     Inventories acquired pursuant to the Merger were recorded at their estimated fair values as of July 1, 2008, resulting in an increase over the cost at which these inventories were stated on the June 30, 2008 Widmer balance sheet (the “Step Up Adjustment”). The Step Up Adjustment, net of amortization at December 31, 2008, totaled approximately $728,000 for raw materials acquired. During the three months ended June 30, 2009, approximately $143,000 of the Step Up Adjustment was expensed to cost of sales in connection with normal production and sales.
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
     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2009 increased $3.9 million to $6.4 million from expenses of $2.5 million for the same period in 2008. Comparability of the two quarters is difficult as the Merger resulted in a significant increase in SG&A functions. Prior to July 1, 2008, SG&A expense in the Company’s statement of operations reflected the sales and marketing efforts only for the Midwest and Eastern United States as Craft Brands performed these functions for the Western United States. In the second quarter of 2009, all promotion, marketing and sales efforts for the entire United States for all of the Company’s brand products are reflected in the Company’s statement of operations.
     The Company incurs costs for the promotion of its products through a variety of advertising programs with its wholesalers and downstream retailers. These costs are included in SG&A expenses and frequently involve the local wholesaler sharing in the cost of the program. Reimbursements from wholesalers for advertising and promotion activities are recorded as a reduction to SG&A expenses in the Company’s statements of operations. Reimbursements for pricing discounts to wholesalers are recorded as a reduction to sales. The wholesalers’ contribution toward these activities was an immaterial percentage of net sales for the 2009 second quarter. Depending on the industry and market conditions, the Company may adjust its advertising and promotional efforts in a wholesaler’s market if a change occurs in a cost-sharing arrangement. For the third quarter of 2009, the Company anticipates a significant sequential increase in its advertising and promotional activities as the Company transitions into what is typically the seasonal peak period for shipments, the summer months, and also a time with a significant number of festivals, special events and sponsorship opportunities in which the Company expects to participate.
     In addition, the Company’s administrative and general costs increased significantly as the merged operations represent a greater span of operations than the Company before the Merger. The increase in administrative and general costs was primarily due to administrative salaries, professional fees and depreciation and amortization expense for the second quarter of 2009 compared with the prior quarter one year ago. The Company has aggressively acted to contain and control its operating costs, seeking to leverage its sales, marketing and administrative capacities across an expanded operating base. While the Company expects seasonal fluctuations related to its sales and marketing efforts as discussed above, the Company believes that it has realized and will continue to realize SG&A expense savings as a result of its cost reduction initiatives.
     Merger-Related Expenses. In connection with the Merger, the Company incurred merger-related expenditures, including legal, consulting, meeting, filing, printing and severance costs. These expenditures have been reflected in the Company’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. During the quarters ended June 30, 2009 and 2008, merger-related expenses totaling

$113,000 and $1.1 million, respectively, were recorded in the Company’s statements of operations. The Company consummated the Merger effective July 1, 2008, and activities directly related to the Merger have been substantially completed.
     The Company estimates that merger-related severance benefits totaling approximately $583,000 will be paid from the remainder of 2009 to 2011 to all affected former Redhook employees and officers, and affected former Widmer employees. The Company has recognized all costs associated with its merger-related severance benefits, including these, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146.”) The Company recognized severance costs of $113,000 and $1.0 million as a merger-related expense in the Company’s statement of operations for the three months ended June 30, 2009 and 2008, respectively. The Company does not anticipate that any additional costs will be recognized in future periods associated with the Merger.
     Income from Equity Investment in Craft Brands. Because Craft Brands was merged with and into the Company in connection with the Merger, the Company did not recognize income from its investment in Craft Brands after June 30, 2008. For the quarter ended June 30, 2008, the Company’s share of Craft Brands’ net income totaled $637,000.
     Income from Equity Investments in Kona and FSB. In conjunction with the Merger, the Company acquired from Widmer a 20% equity ownership in Kona and a 42% equity ownership in FSB. Both investments are accounted for under the equity method, as outlined by APB 18. For the quarter ended June 30, 2009, the Company’s share of Kona’s net income totaled $57,000 and the Company’s share of FSB’s net income totaled $42,000.
     Interest Expense. Interest expense increased approximately $568,000 to $571,000 in the second quarter of 2009 from $3,000 in the second quarter of 2008 due to a higher level of debt outstanding during the current period. In connection with the Merger, the Company assumed greater leverage such that its average outstanding debt during the second quarter of 2009 was $33.4 million as compared with the average outstanding debt of $41,000 during the second quarter of 2008.
     Other Income, net. Other income, net increased by $66,000 to $79,000 for the second quarter of 2009 from $13,000 for the same period of 2008, primarily attributable to fair value gains recognized associated with the Company’s interest rate swaps that do not qualify for hedge accounting treatment and an increase in interest income. The increase in interest income for the three months ended June 30, 2009 was due to the Company holding greater interest-bearing cash balances at various points in the second quarter of 2009 compared with the same quarter one year ago.
     Income Taxes. The Company’s provision for income taxes was $366,000 for the second quarter of 2009 compared with an income tax benefit of $755,000 for the second quarter of 2008. The tax provision for the second quarter of 2009 was impacted by the reversal of the $336,000 valuation allowance established in the first quarter of 2009 as a result of the earnings generated during the second quarter exceeding the loss incurred during the first quarter of 2009. The tax provision was also impacted by pre-tax results relative to other components of the tax provision calculation, such as the exclusion of a portion of meals and entertainment expenses from tax return deductions, and an adjustment of the accrual liability for the Widmer tax accounting due to the filing of the short year final tax return for that entity. See “— Critical Accounting Policies and Estimates” for further discussion related to the Company’s income tax provision and net operating loss (“NOL”) carryforward position as of June 30, 2009.

     Six months ended June 30, 2009 compared with six months ended June 30, 2008
     The following table sets forth, for the periods indicated, a comparison of certain items from the Company’s Statements of Operations:

	Six Months Ended June 30,		Increase	%
	2009	2008	(Decrease)	Change
	(Dollars in thousands)

Sales	$66,694	$22,439	$44,255	197.2%
Less excise taxes	4,306	2,288	2,018	88.2

Net sales	62,388	20,151	42,237	209.6
Cost of sales	47,981	19,017	28,964	152.3

Gross profit	14,407	1,134	13,273	N/M
Selling, general and administrative expenses	12,306	4,352	7,954	182.8
Merger-related expenses	225	1,169	(944)	(80.8)
Income from equity investment in Craft Brands	—	1,390	(1,390)	(100.0)

Operating income (loss)	1,876	(2,997)	4,873	N/M
Income from equity investments in Kona and FSB	128	—	128	N/M
Interest expense	(1,137)	(5)	(1,132)	N/M
Interest and other income, net	170	57	113	198.2

Income (loss) before income taxes	1,037	(2,945)	3,982	N/M
Income tax provision (benefit)	373	(1,017)	1,390	N/M

Net income (loss)	$664	$(1,928)	$2,592	N/M

Note:

N/M — Not Meaningful
     The following table sets forth a comparison of sales revenues for the periods indicated:

	Six Months Ended June 30,		Increase	%
	2009	2008	(Decrease)	Change
	(Dollars in thousands)

Sales Revenues by Category
A-B	$56,248	$9,527	$46,721	490.4%
Craft Brands	—	6,914	(6,914)	(100.0)
Contract brewing	—	2,956	(2,956)	(100.0)
Alternating proprietorship	5,647	—	5,647	—
Pubs and other (1)	4,799	3,042	1,757	57.8

Total Sales	$66,694	$22,439	$44,255	197.2%

Note:

(1)	Other includes international, non-wholesalers and other
     Gross Sales. Gross sales increased $44.3 million, or 197.2%, from $22.4 million for the first six months of 2008 to $66.7 million for the first six months of 2009 primarily due to impacts of the Merger. Other factors impacting the increase in sales revenues for the three months ended June 30, 2009 were as follows:
•	Total shipments increased 151,600 barrels or 104.8% from 144,600 barrels for the first six months of 2008 to 296,200 barrels for the first six months of 2009. Shipments to A-B increased 237,500 barrels from shipments of

52,700 barrels in the first six months of 2008 to 290,200 barrels in the first six months of 2009. This increase in shipments is primarily due to shipments of Widmer-branded products inclusive of all shipment activities and Kona-branded products pursuant to a distribution agreement with Kona. The Company did not sell Kona-branded products during the six months ended June 30, 2008. Shipments for the first six months of 2009 were also impacted by the Company’s concerted efforts to stock wholesalers and distributors prior to the seasonal demand peak for sales to consumers and by the Company’s initiatives involving its new products, which were introduced early in 2009, but were fully absorbed by the wholesaler and distributor network during the second quarter of 2009. The Company expects that STRs may exceed shipments for the third quarter of 2009 as wholesalers and distributors reduce their inventories over the course of the third quarter.
•	The increase in revenues was also due to shipments in the West being made via A-B at wholesale pricing levels after the Merger rather than through Craft Brands at below wholesaler pricing levels as they were prior to the Merger. Additionally, both draft and bottled products experienced a pricing increase at the wholesale level from a year ago.

•	Pursuant to the Merger, the Company terminated several sales and contract agreements, including the distribution agreement with Craft Brands and the contract brewing agreement with Widmer that led to the elimination of the associated sales revenues for these activities, which totaled $6.9 million and $3.0 million, respectively, for the first six months of 2008. These sales were made at either below wholesale price levels, via Craft Brands, or at contractually determined sales prices.

•	Revenues included alternating proprietorship fees of $5.6 million earned from Kona for leasing the Oregon Brewery and sales of raw materials during the first six months of 2009 (no such activity occurred prior to the Merger.)

•	Revenues from pub and other sales increased by $1.8 million in the first six months of 2009 primarily due to the sales generated by the pub in Portland, Oregon, which was acquired as a result of the Merger.
Shipments — Brand. The following table sets forth a comparison of shipments by brand (in barrels) for the periods indicated:

	Six Months Ended June 30,
	2009 — Shipments			2008 — Shipments			Increase	%
	Draft	Bottle	Total	Draft	Bottle	Total	(Decrease)	Change
	(In barrels)

Redhook brand	25,900	67,600	93,500	32,400	68,700	101,100	(7,600)	(7.5)%
Widmer brand (1)	73,300	70,900	144,200	24,600	18,900	43,500	100,700	231.5
Kona brand	20,200	38,300	58,500	—	—	—	58,500	—

Total shipped	119,400	176,800	296,200	57,000	87,600	144,600	151,600	104.8%

(1)	Shipments of Widmer-branded product for the six months ended June 30, 2008 are only those products brewed and shipped by the Company and do not include Widmer-branded products shipped by Widmer or Craft Brands. The Company’s shipments were made pursuant to a licensing agreement and contract brewing arrangements with Widmer, all of which were terminated in connection with the Merger.
     In the first six months of 2008, the Company brewed and shipped approximately 12,500 barrels of Widmer Hefeweizen in the Midwest and Eastern United States pursuant to the licensing agreement with Widmer and another 31,000 barrels of Widmer-branded products in conjunction with the contract brewing arrangements. Although the licensing agreement and the contract brewing arrangements were terminated when the Merger was consummated, activities similar to these still continue and are only a portion of total Widmer-branded shipments. See “— Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008 — Gross Sales — Shipments — Brands” for further discussion regarding the Company’s terminated licensing agreement and contract brewing arrangements with Widmer.

     Shipments of bottled and packaged beer have steadily increased as a percentage of total shipments since the mid-1990’s; however, with the Merger and the resulting consolidation of all Widmer-branded shipping activities, this trend has reversed somewhat as a higher percentage of Widmer-branded products are sold as draft products than the Company’s historical experience. During the six months ended June 30, 2009, 72.3% of Redhook-branded shipments were shipments of bottled beer versus 68.0% in the six months ended June 30, 2008. Although the sales mix of Kona-branded beer is still weighted toward bottled product, it is somewhat less than Redhook-branded beer as 65.5% of Kona-branded shipments were bottled beer. The sales mix of Widmer-branded products contrasts significantly from that of the Redhook and Kona brands with 49.2% and 43.4% of Widmer-branded products being bottled or packaged beer in the first six months of 2009 and 2008, respectively. Although the average revenue per barrel for sales of bottled beer is generally 40% to 50% higher than that of draft beer, the cost per barrel is also higher, resulting in a gross margin that is approximately 10% less than that of draft beer sales.
     Shipments — Customer. The following table sets forth a comparison of shipments by customer (in barrels) for the periods indicated:

	Six Months Ended June 30,
	2009 - Shipments			2008 - Shipments			Increase	%
	Draft	Bottle	Total	Draft	Bottle	Total	(Decrease)	Change
	(In barrels)

A-B	116,500	173,700	290,200	22,200	30,500	52,700	237,500	450.7%
Craft Brands	—	—	—	16,300	41,900	58,200	(58,200)	(100.0)
Contract brewing	—	—	—	16,500	14,500	31,000	(31,000)	(100.0)
Pubs and other (1)	2,900	3,100	6,000	2,000	700	2,700	3,300	122.2

Total shipped	119,400	176,800	296,200	57,000	87,600	144,600	151,600	104.8%

(1)	International, non-wholesalers, pubs and other
     Pricing and Fees. Average revenue per barrel on shipments of beer (excluding pubs and other) for the first six months of 2009 increased by 41.9% as compared with average revenue per barrel for the corresponding period of 2008. Comparison between the two periods has been significantly impacted by the Merger. During the first six months of 2009, the Company sold 98.0% of its beer through A-B at wholesale pricing levels throughout the United States. During the corresponding period in 2008, the Company sold 36.4% of its product at wholesale pricing levels in the Midwest and Eastern United States, another 40.3% at lower than wholesale pricing levels to Craft Brands in the Western United States, and 21.4% at agreed-upon pricing levels for beer brewed on a contract basis.
     During the six months ended June 30, 2009, and 2008, Margin was paid to A-B on shipments totaling 290,200 barrels and 52,700 barrels, respectively. As 2009 shipments in the United States and 2008 shipments in the Midwest and Eastern United States exceeded 2003 shipments in the corresponding territories, the Company paid A-B the Additional Margin. For the six months ended June 30, 2009 and 2008, the Company recognized expense of $3.1 million and $501,000, respectively, related to the total of Margin and Additional Margin for A-B. These fees are reflected as a reduction of sales in the Company’s statements of operations.
     Excise Taxes. Excise taxes for the six months ended June 30, 2009 increased $2.0 million, or 88.2%, primarily due to the increase in shipments of Widmer-branded products and the effect of the marginal excise tax rate on these shipments of $18 per barrel. Excise taxes for the first six months of 2009 decreased as a percentage of net sales and on a per barrel basis when compared with the corresponding 2008 period because Kona was responsible for the excise tax on the Kona-branded shipments. The Company did not ship Kona-branded beer prior to the Merger.
     Cost of Sales. Cost of sales increased $29.0 million to $48.0 million in the first six months of 2009 from $19.0 million in the same period of 2008 and increased by $29.29 or 22.1% on a per barrel basis. In contrast, cost of sales decreased as a percentage of net sales to 76.9% from 94.4% because of the significant change in product mix and pricing attributable to the Merger. Comparability of the periods was significantly affected by the Merger and the resulting change in operations, including a 104.8% increase in shipments, the addition of a third brewery and a third restaurant, a change in the mix of products shipped, the addition of the alternating proprietorship relationship, and the elimination of the licensing agreement and contract brewing arrangements.
     Cost of sales for the first six months of 2009 includes the cost to produce all Widmer-branded products shipped as compared with the first six months of 2008, which included only certain activities associated with Widmer-branded products. Prior to the Merger, the Company brewed a limited volume of Widmer-branded products pursuant to the licensing agreement and the contract brewing arrangements. During the first six months of 2009, shipments of Widmer-branded products included those that would have been brewed by Widmer in the past in addition to Widmer-branded products historically brewed by the Company. The increase in direct costs to produce this incremental volume was only partially offset by the elimination of licensing fees paid to Widmer in connection with the licensing agreement that terminated upon consummation of the Merger. The 2008 first six months includes $165,000 for licensing fees paid to Widmer in connection with the Company’s shipment of 12,500 barrels of Widmer Hefeweizen in the Midwest and Eastern United States.
     The annual working capacity of the Oregon Brewery acquired in the Merger is approximately 377,000 barrels, nearly the same as the combined annual working capacity of the Company’s Washington and New Hampshire Breweries prior to the Merger. As expected, cost of sales increased significantly as a result the Oregon Brewery’s fixed and semi-variable costs, including depreciation, utilities, labor, rent, and property taxes. For example, depreciation and amortization expense charged to cost of goods sold for the six months ended June 30, 2009 increased by approximately 141.2%, or $2.0 million, over depreciation and amortization expense for the first six months of 2008. During the six months ended June 30, 2009, approximately $246,000 of the Step Up Adjustment to inventories was expensed to cost of sales in connection with normal production and sales. While the fixed and semi-variable costs other than depreciation and amortization may not have increased to the same extent as depreciation and amortization, the increases in these costs were also substantial.
     Based upon the Company’s combined working capacity of 398,500 barrels and 188,400 barrels for the first six months of 2009 and 2008, the utilization rate was 74.3% and 76.8%, respectively. Current period production levels have increased, in part, due to seasonal fluctuations in demand, and as discussed previously, the Company's new initiatives and sales efforts contributed to generate a level of shipments that is not expected to be sustained in the near term.
     Cost of sales for the first six months of 2009 includes costs associated with two distinct Kona revenue streams: (i) direct and indirect costs related to the alternating proprietorship arrangement with Kona and (ii) the cost paid to Kona for the Kona-branded finished goods that are marketed and sold by the Company to wholesalers through the A-B Distribution Agreement.
     Selling, General and Administrative Expenses. SG&A expenses for the six months ended June 30, 2009 increased 182.8% to $12.3 million from $4.4 million in SG&A expense for the same period in 2008. Comparability of the two periods is difficult as the Merger resulted in a significant increase in sales, marketing and administrative functions. Prior to July 1, 2008, SG&A expense in the Company’s statement of operations reflected the sales and marketing efforts only for the Midwest and Eastern United States because Craft Brands performed these functions for the Western United States. In the first six months of 2009, all promotion, marketing and sales efforts for the entire United States for all of the Company’s brand products are reflected in the Company’s statement of operations.
     The Company incurs costs for the promotion of its products through a variety of advertising programs with its wholesalers and downstream retailers. These costs are included in SG&A expenses and frequently involve the local wholesaler sharing in the cost of the program. Reimbursements from wholesalers for advertising and promotion activities are recorded as a reduction to SG&A expenses in the Company’s statements of operations. Reimbursements for pricing discounts to wholesalers are recorded as a reduction to sales. The wholesalers’ contribution toward these activities was an immaterial percentage of net sales for the first six months of 2009.
     In addition, the Company’s general and administrative costs increased significantly as the merged operations represent a greater span of operations than the Company before the Merger. The increase in general and administrative costs was primarily due to administrative salaries, professional fees and depreciation and amortization expense for the first six months of 2009 compared with the prior period one year ago.

     Merger-Related Expenses. During the six months ended June 30, 2009 and 2008, merger-related expenses totaling $225,000 and $1.2 million, respectively, were recorded in the Company’s statements of operations. Included in these expenses were severance expenses recorded in accordance with SFAS 146 totaling $225,000 and $1.0 million for the six months ended June 30, 2009 and 2008, respectively. The Company does not anticipate that any additional significant costs will be recognized in future periods associated with the Merger.
     Income from Equity Investment in Craft Brands. Because Craft Brands was merged with and into the Company in connection with the Merger, the Company did not recognize income from its investment in Craft Brands after June 30, 2008. For the six months ended June 30, 2008, the Company’s share of Craft Brands’ net income totaled $1.4 million.
     Income from Equity Investments in Kona and FSB. For the six months ended June 30, 2009, the Company’s share of Kona’s net income totaled $48,000 and the Company’s share of FSB’s net income totaled $80,000.
     Interest Expense. Interest expense was $1.1 million for the first six months of 2009, increasing from $5,000 in the corresponding period of 2008 due to a higher level of debt outstanding during the current period. In connection with the Merger, the Company assumed greater leverage such that its average outstanding debt during the first six months of 2009 was $34.0 million as compared with the average outstanding debt of $43,000 during the corresponding period of 2008.
     Other Income, net. Other income, net increased by $113,000 to $170,000 for the first six months of 2009 from $57,000 for the same period of 2008, primarily attributable to fair value gains recognized associated with the Company’s interest rate swaps that do not qualify for hedge accounting treatment and an increase in interest income. The increase in interest income for the six months ended June 30, 2009 was due to the Company holding greater interest-bearing cash balances at various points in the first six months of 2009 as compared with the same period one year ago.
     Income Taxes. The Company’s provision for income taxes was $373,000 for the first six months of 2009 compared with an income tax benefit of $1.0 million for the same period of 2008. The tax provision is driven by pre-tax results relative to other components of the tax provision calculation, such as the exclusion of a portion of meals and entertainment expenses from tax return deductions, and an adjustment of the accrual liability for the Widmer tax accounting due to the filing of the short year final tax return for that entity. See “— Critical Accounting Policies and Estimates” for further discussion related to the Company’s income tax provision and NOL carryforward position as of June 30, 2009.
Liquidity and Capital Resources
     The Company has required capital primarily for the construction and development of its production facilities, support for its expansion and growth plans as they have occurred, and to fund its working capital needs. Historically, the Company has financed its capital requirements through cash flow from operations, bank borrowings and the sale of common and preferred stock. The Company expects to meet its future financing needs and working capital and capital expenditure requirements through cash on hand, operating cash flows and borrowings under its loan agreement.
     The capital resources available to the Company under its loan agreement and capital lease obligations are discussed in further detail in Item 1, Notes to Financial Statements. See Note 6 for further discussion regarding the Company’s debt obligations at June 30, 2009.
     The Company had $247,000 and $11,000 of cash and cash equivalents at June 30, 2009 and December 31, 2008, respectively. At June 30, 2009, the Company had a working capital surplus totaling $641,000, a $1.6 million improvement from the Company’s working capital position at December 31, 2008. The Company’s debt as a percentage of total capitalization (total debt and common stockholders’ equity) was 28.5% and 29.5% at June 30, 2009 and December 31, 2008, respectively. Cash provided by operating activities totaled $2.8 million for the six months ended June 30, 2009 as compared with $159,000 for the six months ended June 30, 2008.
     As of June 30, 2009, the Company’s available liquidity was $4.6 million, comprised of accessible cash and cash equivalents and further borrowing capacity. Subsequent to June 30, 2009, the Company has continued to generate positive cash flows, improving its available liquidity; however, the Company anticipates that as its sales and marketing expenditures ramp up later in the third quarter, some amount of its available liquidity will be consumed. The Company believes that its available liquidity is sufficient for its existing operating plans and will deploy cash flow in excess of its operating requirements to reduce the Company’s outstanding borrowings under its revolving line of credit.
     Capital expenditures for the first six months of 2009 were $1.4 million compared with $2.6 million for the corresponding period in 2008. Major 2009 projects included approximately $750,000 expended for projects at the Oregon Brewery, including the installation of four 250-barrel bright tanks, and continuation of outstanding 2008 projects totaling nearly $500,000 at the New Hampshire Brewery, including the water treatment facility, which has enabled the Company to expand the brands produced at that facility. As discussed below, the limitation on capital expenditures placed on the Company by its lender, Bank of America, N.A. (“BofA”) pursuant to the modification of the loan agreement has expired at the end of the second quarter of 2009. The Company expects that it will be able to generate sufficient liquidity for the remainder of 2009 to fund its capital expenditures at the necessary levels.
     The Company is in compliance with all applicable contractual financial covenants at June 30, 2009. The Company and BofA executed a loan modification to its loan agreement effective November 14, 2008 (“Modification Agreement”), as a result of the Company’s inability to meet its covenants as of September 30, 2008. BofA permanently waived the noncompliance effective September 30, 2008, restoring the Company’s borrowing capacity pursuant to the loan agreement.
     Effective September 30, 2009, the Company will be required to meet the financial covenant ratios of funded debt to EBITDA, as defined, and fixed charge coverage in the manner established pursuant to the original Loan Agreement, but at levels specified by the Modification Agreement. For the quarter ended June 30, 2009, the financial covenants, including required EBITDA, were measured on a one-quarter basis; however, beginning with the third quarter of 2009, the financial covenants under the Company’s loan agreement will be measured on a trailing four-quarter basis. Those covenants are detailed as follows:
Financial Covenants Required by Loan Agreement
as Revised by the Modification Agreement

Ratio of Funded Debt to EBITDA, as defined
As of September 30, 2009	4.50 to 1
From December 31, 2009 through September 30, 2010	3.50 to 1
From December 31, 2010 and thereafter	3.00 to 1

Fixed Charge Coverage Ratio
For the trailing four-quarter period ending September 30, 2009 and thereafter	1.25 to 1
     The Loan Agreement is secured by substantially all of the Company’s personal property and by the real properties located at 924 North Russell Street, Portland, Oregon and 14300 NE 145th Street, Woodinville, Washington, which comprise its Oregon Brewery and Washington Brewery, respectively. In addition, the Company is restricted in its ability to declare or pay dividends, repurchase any outstanding common stock, incur additional debt or enter into any agreement that would result in a change in control of the Company.
     If the Company is unable to generate sufficient EBITDA or causes its borrowings to increase such that it fails to meet the associated covenants as discussed above, this would result in a violation. Failure to meet the covenants is an event of default and, at its option, BofA could deny a request for another waiver and declare the entire outstanding loan balance immediately due and payable. In such a case, the Company would seek to refinance the loan with one or more lenders, potentially at less desirable terms. Given the current economic environment and the tightening of lending standards by many financial institutions, including some of the banks that the Company might seek credit from, there can be no guarantee that additional financing would be available at commercially reasonable terms, if at all.

Trend
     During the six months ended June 30, 2009, the Company has experienced a $1.6 million improvement in working capital, due in large part to the Company’s generation of $6.1 million in EBITDA for the period partially offset by $1.4 million in capital expenditures and $2.4 million in debt and interest payments. The Company anticipates that further reductions of its outstanding borrowings under its revolving line of credit may offset some of the favorable trend noted above.
     The Company recognizes the need to evaluate and improve further its operating cost structure. Management has focused aggressively on identifying areas within the Company that can yield significant cost savings, whether driven by the synergies of the Merger and integration or generated by general cost-reduction programs, and executing appropriate measures to secure these savings. The Company has been and will continue to implement these cost savings initiatives during the remainder of 2009; however, as discussed previously, it may be constrained in these efforts given the competitive landscape. Management believes that the Company can meet its normal cash flow requirements and comply with the terms of its bank loan, but there is no assurance that it can do so. The failure to meet working capital requirements could have a material adverse effect on the Company’s future operations and growth.
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
     Our critical accounting policies, as described in our 2008 Annual Report related to inventories, investment in subsidiaries, property, equipment and leasehold improvements, goodwill and other intangible assets, refundable deposits on kegs, fair value measurements, revenue recognition, income taxes and share-based compensation. There have been no material changes to our critical accounting policies since December 31, 2008, except for the changes described below.
     Income Taxes. The Company records federal and state income taxes in accordance with FASB SFAS No. 109, Accounting for Income Taxes. Deferred income taxes or tax benefits reflect the tax effect of temporary differences between the amounts of assets and liabilities for financial reporting purposes and amounts as measured for tax purposes as well as for tax NOL and credit carryforwards.
     As of June 30, 2009, the Company’s deferred tax assets were primarily comprised of federal NOL carryforwards of $27.7 million, or $9.4 million tax-effected; state NOL carryforwards of $331,000 tax-effected; and federal and state alternative minimum tax credit carryforwards of $209,000 tax-effected. In assessing the realizability of its deferred tax assets, the Company considered both positive and negative evidence when measuring the need for a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income during the periods in which those temporary differences become deductible. Among other factors, the Company considered future taxable income generated by the projected differences between financial statement depreciation and tax depreciation, including the depreciation of the assets acquired in the Merger. At December 31, 2008, based upon the available evidence, the Company believed that it is more likely than not that certain deferred tax assets will not be realized. As a result, the Company provided a valuation allowance for those deferred tax assets that met this criteria and recorded a valuation allowance of $1.0 million as a reduction of the tax benefit for the year ended

December 31, 2008. As the Company has NOLs that are not offset by a valuation allowance, the Company’s current period earnings are expected to be offset by such NOLs, and the Company’s assessment of NOLs that may expire in future periods remains unchanged from December 31, 2008. Consistent with that determination, the Company reversed the incremental increase in the valuation allowance recorded in the first quarter of 2009, thereby maintaining a valuation allowance of $1.0 million. The effective tax rate for the first six months of 2009 was impacted by its non-deductible expenses, partially offset by an adjustment of the accrual liability for the Widmer tax accounting due to the filing of the short year final tax return for that entity.
     To the extent that the Company is unable to generate adequate taxable income in future periods, the Company may be required to record an additional valuation allowance to provide for potentially expiring NOLs or other deferred tax assets for which a valuation allowance has not been previously recorded. Any such increase would generally be charged to earnings in the period of increase.
Recent Accounting Pronouncements
     In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities in order to improve the transparency of financial reporting. SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedge Activities (“SFAS 133”) to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. On January 1, 2009, the Company adopted SFAS 161, which did not have a material effect on the Company’s financial position, results of operations or cash flows; however, the Company was required to expand its disclosures around the use and purpose of its derivative instruments. See Item 1, Notes to Financial Statements, Note 7 for these expanded disclosures.
     In April 2009, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standards (“FAS”) No. 107-1 and Accounting Principles Board (“APB”) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP FAS 107-1”), which requires disclosures about the fair value of financial instruments in interim financial statements in addition to the current requirement for disclosure in annual financial statements. The Company adopted FSP FAS 107-1 as of June 30, 2009. The adoption of FSP FAS 107-1 did not have an impact on the Company’s financial position, results of operations, or cash flows; however, the Company was required to expand its disclosures around the use and purpose of its derivative instruments. See Item 1, Notes to Financial Statements, Note 7 for these expanded disclosures.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which provides guidance on the recognition and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company adopted SFAS 165 as of June 30, 2009. The adoption of SFAS 165 did not have an impact on the Company’s financial position, results of operations, or cash flows.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”). The new statement modifies the U.S. generally accepted accounting principles (“GAAP”) hierarchy created by SFAS No. 162 The Hierarchy of Generally Accepted Accounting Principles by establishing only two levels of GAAP: authoritative and nonauthoritative. This is accomplished by authorizing the FASB Accounting Standards Codification (“Codification”) to become the single source of authoritative U.S. accounting and reporting standards, except for rules and interpretive releases of the SEC under authority of the federal securities laws, which are sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements for interim and annual periods ending after September 15, 2009. All existing accounting standard documents are superseded and all other accounting literature not included in the Codification is considered nonauthoritative. The Company does not anticipate the adoption of SFAS 168 will have a material effect on the Company’s financial position, results of operations, or cash flows.
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
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (“SEC”) and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management believes that key controls are in place and the disclosure controls are functioning effectively at the reasonable assurance level as of June 30, 2009.
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
Changes in Internal Control Over Financial Reporting
     During the second quarter of 2009, no changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by Exchange Act Rule 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

ITEM 4. Submissions of Matters to a Vote of Security Holders
     The Company’s Annual Meeting of Shareholders was held on May 29, 2009 at the Oregon Brewery. The following matters were submitted to a vote of shareholders, with the results as follows:
1.	Election of seven directors to serve until the next annual meeting and until their respective successors are elected and qualified:

	For	Withheld
Timothy P. Boyle	16,172,815	546,580
Andrew R. Goeler	16,021,300	546,580
Kevin R. Kelly	15,605,060	546,580
David R. Lord	15,608,052	546,580
John D. Rogers, Jr.	15,604,943	546,580
Anthony J. Short	16,020,835	546,580
Kurt R. Widmer	16,163,331	546,580
2.	Ratification of the appointment of Moss Adams, LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009:

For	Against	Abstentions
15,675,771	559,274	118,643
ITEM 6. Exhibits
     The following exhibits are filed as part of this report.

31.1	Certification of Chief Executive Officer of Craft Brewers Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer of Craft Brewers Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAFT BREWERS ALLIANCE, INC.
August 12, 2009	BY:	/s/ Joseph K. O’Brien
Joseph K. O’Brien
Controller and Chief Accounting Officer