Form 10-Q
period 2009-09-30
CRAFT BREWERS ALLIANCE, INC.
filed 2009-11-13
CIK 892222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2009
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
Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding as of November 5, 2009 was 17,074,063.

CRAFT BREWERS ALLIANCE, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2009

PART I.
ITEM 1. Financial Statements
CRAFT BREWERS ALLIANCE, INC.
BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2009	2008
	(Dollars in thousands except
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$723	$11
Accounts receivable, net of allowance for doubtful accounts of $100 and $64 at September 30, 2009 and December 31, 2008, respectively	9,937	12,499
Inventories, net	10,203	9,729
Income tax receivable	62	724
Deferred income tax asset, net	931	767
Other current assets	3,808	3,951

Total current assets	25,664	27,681
Property, equipment and leasehold improvements, net	98,891	101,389
Equity investments	5,513	5,189
Intangible and other assets, net	13,187	13,546

Total assets	$143,255	$147,805

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,532	$15,000
Accrued salaries, wages, severance and payroll taxes	3,994	3,630
Refundable deposits	6,575	6,191
Other accrued expenses	1,248	2,393
Current portion of long-term debt and capital lease obligations	1,460	1,394

Total current liabilities	25,809	28,608

Long-term debt and capital lease obligations, net of current portion	28,182	31,834

Fair value of derivative financial instruments	949	1,252

Deferred income tax liability, net	7,529	6,552

Other liabilities	340	278

Common Stockholders’ Equity:
Common stock, par value $0.005 per share, 50,000,000 shares authorized; 17,074,063 shares at September 30, 2009 and 16,948,063 at December 31, 2008 issued and outstanding	85	85
Additional paid-in capital	122,680	122,433
Accumulated other comprehensive loss	(533)	(693)
Retained deficit	(41,786)	(42,544)

Total common stockholders’ equity	80,446	79,281

Total liabilities and common stockholders’ equity	$143,255	$147,805

The accompanying notes are an integral part of these financial statements.

CRAFT BREWERS ALLIANCE, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Sales	$33,899	$33,498	$100,593	$55,937
Less excise taxes	2,216	2,031	6,522	4,319

Net sales	31,683	31,467	94,071	51,618
Cost of sales	24,373	24,846	72,354	43,863

Gross profit	7,310	6,621	21,717	7,755
Selling, general and administrative expenses	6,722	7,632	19,028	11,984
Merger-related expenses	—	474	225	1,643
Income from equity investment in Craft Brands	—	—	—	1,390

Operating income (loss)	588	(1,485)	2,464	(4,482)
Income from equity investments in Kona and FSB	196	1	324	1
Interest expense	(531)	(447)	(1,668)	(452)
Interest and other income, net	88	41	258	98

Income (loss) before income taxes	341	(1,890)	1,378	(4,835)
Income tax provision (benefit)	247	(641)	620	(1,658)

Net income (loss)	$94	$(1,249)	$758	$(3,177)

Basic and diluted earnings (loss) per share	$0.01	$(0.07)	$0.04	$(0.28)

The accompanying notes are an integral part of these financial statements.

CRAFT BREWERS ALLIANCE, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
	(In thousands)
Operating Activities
Net income (loss)	$758	$(3,177)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,528	3,462
Income from equity investments less than (in excess of) cash distributions	(324)	75
Deferred income taxes	601	(1,878)
Reserve for obsolete inventory	(8)	140
Loss on sale or disposal of property, equipment and leasehold improvements	—	24
Stock compensation	40	20
Other	(34)	(27)
Changes in operating assets and liabilities:
Accounts receivable	2,527	2,557
Trade receivables from Craft Brands	—	119
Inventories	(849)	(525)
Income tax receivable and other current assets	931	(3,182)
Other assets	(15)	33
Accounts payable and other accrued expenses	(3,613)	100
Trade payable to Craft Brands	—	60
Accrued salaries, wages, severance and payroll taxes	597	(63)
Refundable deposits and other liabilities	(293)	170

Net cash provided by (used in) operating activities	5,846	(2,092)

Investing Activities
Expenditures for property, equipment and leasehold improvements	(1,867)	(5,546)
Proceeds from sale of property, equipment and leasehold improvments	61	382
Cash acquired in acquisition of Widmer Brothers Brewing Company, net	—	2,336

Net cash used in investing activities	(1,806)	(2,828)

Financing Activities
Principal payments on debt and capital lease obligations	(1,036)	(304)
Net repayments under revolving line of credit	(2,500)	(500)
Issuance of common stock	208	475
Amounts paid for debt issue costs	—	(25)

Net cash used in financing activities	(3,328)	(354)

Increase (decrease) in cash and cash equivalents	712	(5,274)
Cash and cash equivalents:
Beginning of period	11	5,527

End of period	$723	$253

Supplemental Disclosures
Cash paid for interest	$1,761	$417

Cash paid (received) for income taxes	$(771)	$13

Non-cash Transaction
Net assets of Widmer Brothers Brewing Company acquired in exchange for issuance of common stock and assumption of debt (see Note 2)	$—	$82,346

The accompanying notes are an integral part of these financial statements.

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
     The accompanying financial statements and related notes of the Company should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Annual Report”). These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These financial statements are unaudited but, in the opinion of management, reflect all material adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. All such adjustments were of a normal, recurring nature. Certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation. The results of operations for such interim periods are not necessarily indicative of the results of operations for the full year. Subsequent events were evaluated through November 13, 2009, the date these financial statements were issued.
     The financial statements as of and for the three and nine months ended September 30, 2009 are affected by the July 1, 2008 merger of Widmer Brothers Brewing Company (“Widmer”) with and into the Company, as more fully described in Note 2 below. These financial statements as of and for the three and nine months ended September 30, 2009 reflect the effect of the July 1, 2008 merger on the termination of the agreements between the Company and Craft Brands Alliance LLC (“Craft Brands”), and the resulting merger of Craft Brands with and into the Company. See Note 2 for further discussion of Craft Brands.
Recent Accounting Pronouncements
     On January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133, which was incorporated into FASB Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). This new accounting standard requires enhanced disclosures about an entity’s derivative and hedging activities in order to improve the transparency of financial reporting, including providing financial statement users an understanding of (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. The adoption of this new accounting standard did not have a material effect on the Company’s financial position, results of operations or cash flows; however, the Company was required to expand its disclosures around the use and purpose of its derivative instruments. See Note 7 for these expanded disclosures.
     On June 30, 2009, the Company adopted FASB Staff Position Financial Accounting Standards No. 107-1 and Accounting Principles Board No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, which was incorporated into FASB ASC 825, Financial Instruments. This new accounting standard requires disclosures about the fair value of financial instruments in interim financial statements in addition to the current requirement for disclosure in annual financial statements. The adoption of this new accounting standard did not have an impact on the Company’s financial position, results of operations, or cash flows; however, the Company was required to expand its disclosures around the use and purpose of its derivative instruments. See Note 7 for these expanded disclosures.
     On June 30, 2009, the Company adopted SFAS No. 165, Subsequent Events, which was incorporated into ASC 855, Subsequent Events. This new accounting standard provides guidance on the recognition and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of this new accounting standard did not have an impact on the Company’s financial position, results of operations, or cash flows.
     On July 1, 2009, the Company adopted SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162,which was incorporated into ASC 105, Generally Accepted Accounting Principles. This new accounting standard identifies the ASC as the authoritative source of generally accepted accounting principles (“GAAP”) in the United States. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants, including the Company. The adoption of this new accounting standard did not have an impact on the

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
Company’s financial position, results of operations, or cash flows; however the Company has included references to the ASC within the financial statements.
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
     The Company believes that the combined entity is able to secure efficiencies beyond those that had already been achieved in its prior relationships with Widmer by utilizing the two companies’ production facilities and a national sales force, as well as by reducing duplicate functions. Utilizing the combined breweries offers a greater opportunity to rationalize production capacity in line with product demand. The sales force of the combined entity is able to support further promotion of the products of its corporate investments, Kona Brewery LLC (“Kona”), which brews Kona malt beverage products, and, to a lesser extent, Fulton Street Brewery, LLC (“FSB”), which brews Goose Island malt beverage products.
     In connection with the Merger, the name of the Company was changed from Redhook Ale Brewery, Incorporated to Craft Brewers Alliance, Inc. The common stock of the Company continues to trade on the Nasdaq Stock Market under the trading symbol “HOOK.”
Merger-Related Costs
     In connection with the Merger, the Company incurred merger-related expenditures, including legal, consulting, meeting, filing, printing and severance costs. Certain of the merger-related expenses have been reflected in the statements of operations as incurred, while certain of the other direct merger-related costs have been capitalized in accordance with ASC 805, Business Combinations (formerly referenced as SFAS No. 141, Business Combinations). All capitalized merger costs were reclassified to goodwill upon the closing of the Merger. As discussed in the 2008 Annual Report, the Company recorded a full impairment of its goodwill asset. All costs capitalized to goodwill, including any capitalized merger costs, were charged to earnings for the year ended December 31, 2008 as a result.
     Severance costs include payments to employees and officers whose employment was terminated as a result of the Merger. The Company estimates that merger-related severance benefits totaling approximately $506,000 will be paid from the remainder of 2009 to 2011 to all affected former Redhook employees and officers, and affected former Widmer employees. The Company has recognized all costs associated with its merger-related severance benefits, including these, in accordance with ASC 420, Exit or Disposal Cost Obligations (formerly referenced as SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities). As of September 30, 2009, the Company does not anticipate that any additional costs will be recognized in future periods associated with the Merger.
Pro Forma Results of Operations
     The unaudited pro forma combined condensed results of operations are presented below for the nine months ended September 30, 2008 as if the Merger had been completed on January 1, 2008. The unaudited condensed results of operations for the nine months ended September 30, 2009 as reported are presented below for comparative purposes.

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
	Actual	Pro Forma
	Results	Results
	(In thousands, except
	per share data)
Net sales	$94,071	$89,510
Income (loss) before income taxes	$1,378	$(5,898)
Net income (loss)	$758	$(3,875)
Basic and diluted earnings (loss) per share	$0.04	$(0.23)
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
     The Operating Agreement addressed the allocation of profits and losses of Craft Brands up to July 1, 2008. Up to this date, the Company was allocated 42% of Craft Brands’ profits and losses. Net cash flow, if any, was generally distributed monthly, up through the date of the termination, to the Company based upon that percentage. The Company would not have received a distribution if an event occurred that caused the liabilities of Craft Brands, adjusted for the liabilities to its members, to be in excess of its assets, or Craft Brands to be unable to pay its debts as those debts became due in the ordinary course of business.
     The selected financial information presented for Craft Brands represents its activities for the 2008 period up to the date of its termination as follows:

2008 period through
termination of
Craft Brands
(Dollars in thousands)
Net sales	$38,463
Gross profit	$12,089
Operating income	$3,311
Income before income taxes	$3,310
Net income	$3,310
Shipments (in barrels)	180,300

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
     For the period in 2008 up to the date of termination of its agreements with Craft Brands, the Company’s share of Craft Brands’ net income totaled $1.4 million and the Company received cash distributions of $1.5 million representing its share of the net cash flow of Craft Brands for the corresponding period.
3. Inventories
     Inventories consist of the following:

	September 30,	December 31,
	2009	2008
	(In thousands)
Raw materials	$3,662	$4,258
Work in process	1,971	1,921
Finished goods	2,125	1,624
Packaging materials, net	1,258	950
Promotional merchandise, net	1,117	907
Pub food, beverages and supplies	70	69

	$10,203	$9,729

     Work in process is beer held in fermentation tanks prior to the filtration and packaging process.
4. Other Current Assets
     Other current assets consist of the following:

	September 30,	December 31,
	2009	2008
	(In thousands)
Deposits paid to keg lessor	$3,514	$3,182
Prepaid property taxes	—	177
Prepaid insurance	100	201
Other	194	391

	$3,808	$3,951

5. Equity Investments
     Equity investments consist of the following:

	September 30,	December 31,
	2009	2008
	(In thousands)
Fulton Street Brewery, LLC (“FSB”)	$4,315	$4,103
Kona Brewery LLC (“Kona”)	1,198	1,086

	$5,513	$5,189

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
FSB
     For the three and nine months ended September 30, 2009, the Company’s share of FSB’s net income totaled $132,000 and $212,000, respectively. The Company’s share of FSB’s net loss totaled $25,000 for the three and nine months ended September 30, 2008. The Company’s investment in FSB was $4.3 million at September 30, 2009 and $4.1 million at December 31, 2008, and the Company’s portion of equity as reported on FSB’s financial statement was $2.1 million and $1.9 million, respectively, as of the corresponding dates. The Company has not received any cash capital distributions associated with FSB during its ownership period. At September 30, 2009 and December 31, 2008, the Company has recorded a payable to FSB of $1.6 million and $1.1 million, respectively, primarily for amounts owing for purchases of Goose Island-branded product. The Company has recorded a receivable from FSB of $36,000 at December 31, 2008 primarily for marketing fees associated with sales of Goose Island-branded product in the Company’s distribution area.
Kona
     For the three and nine months ended September 30, 2009, the Company’s share of Kona’s net income totaled $64,000 and $112,000, respectively. The Company’s share of Kona’s net income totaled $26,000 for the three and nine months ended September 30, 2008. The Company’s investment in Kona was $1.2 million and $1.1 million at September 30, 2009 and December 31, 2008, respectively, and the Company’s portion of equity as reported on Kona’s financial statement was $459,000 and $347,000, respectively, as of the corresponding dates. The Company has not received any cash capital distributions associated with Kona during its ownership period. At September 30, 2009 and December 31, 2008, the Company has recorded a receivable from Kona of $2.0 million and $3.0 million, respectively, primarily related to amounts owing under the alternating proprietorship and distribution agreements. As of September 30, 2009 and December 31, 2008, the Company has recorded a payable to Kona of $2.0 million and $1.9 million, respectively, primarily for amounts owing for purchases of Kona-branded product.
     At September 30, 2009 and December 31, 2008, the Company had outstanding receivables due from Kona Brewing Co. (“KBC”) of $68,000 and $107,000, respectively. KBC and the Company are the only members of Kona.
6. Debt and Capital Lease Obligations
     The Company refinanced borrowings assumed as a result of the Merger by concurrently entering into a loan agreement (the “Loan Agreement”) with Bank of America, N.A. (“BofA”) during July 2008. The Loan Agreement is comprised of a $15.0 million revolving line of credit (“Line of Credit”), including provisions for cash borrowings and up to $2.5 million notional amount of letters of credit, and a $13.5 million term loan (“Term Loan”). The Company may draw upon the Line of Credit for working capital and general corporate purposes. The Line of Credit matures on January 1, 2013 at which time the outstanding principal balance and any accrued but unpaid interest will be due. At September 30, 2009, the Company had $9.5 million outstanding under the Line of Credit with $5.5 million of availability for further cash borrowing.
     The Company is in compliance with all applicable contractual financial covenants at September 30, 2009. The Company and BofA executed a loan modification to its loan agreement effective November 14, 2008 (“Modification Agreement”), as a result of the Company’s inability to meet its covenants as of September 30, 2008. BofA permanently waived the noncompliance effective September 30, 2008, restoring the Company’s borrowing capacity pursuant to the Loan Agreement.
     Under the Modification Agreement, the Company may select from one of the following two interest rate benchmarks as the basis for calculating interest on the outstanding principal balance of the Line of Credit: the London Inter-Bank Offered Rate (“LIBOR”) or the Inter-Bank Offered Rate (“IBOR”) (each, a “Benchmark Rate”). Interest accrues at an annual rate equal to the Benchmark Rate plus a marginal rate. The Company may select different Benchmark Rates for different tranches of its borrowings under the Line of Credit. The marginal rate was fixed at 3.50% until September 30, 2009, after which it can vary from 1.75% to 3.50% based on the ratio of the Company’s funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined (“funded debt ratio”). LIBOR rates may be selected for one, two, three, or six month periods, and IBOR rates may be selected for no shorter than 14 days and no longer than nine months. Accrued interest for the Line of Credit is due and payable

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
monthly. At September 30, 2009, the weighted-average interest rate for the borrowings outstanding under the Line of Credit was 3.76%.
     Under the Modification Agreement, a quarterly fee on the unused portion of the Line of Credit, including the undrawn amount of the related Standby Letter of Credit, will accrue at a rate of 0.50% payable quarterly; however, beginning September 30, 2009, this fee will also vary from 0.30% to 0.50% based upon the Company’s funded debt ratio. An annual fee will be payable in advance on the notional amount of each standby letter of credit issued and outstanding multiplied by an applicable rate ranging from 1.13% to 1.50%.
     Interest on the Term Loan will accrue on the outstanding principal balance in the same manner as provided for under the Line of Credit, as established under the LIBOR one-month Benchmark Rate. The interest rate on the Term Loan was 3.76% as of September 30, 2009. Accrued interest for the Term Loan is due and payable monthly. Principal payments are due monthly in accordance with an agreed-upon schedule set forth in the Loan Agreement. Any unpaid principal balance and unpaid accrued interest will be due on July 1, 2018.
     Effective September 30, 2009, the Company is required to meet the financial covenants of the funded debt ratio and the fixed charge coverage ratio in the manner established pursuant to the original Loan Agreement, but at levels specified by the Modification Agreement. The Modification Agreement also required the Company to maintain an asset coverage ratio. Beginning with the third quarter of 2009, the financial covenants under the Modification Agreement are measured on a trailing four-quarter basis, as applicable. EBITDA under the Modification Agreement is defined as EBITDA as adjusted for certain other items as defined by either the Loan Agreement or the Modification Agreement. Those covenant requirements are detailed as follows:
Financial Covenants Required by Loan Agreement
as Revised by the Modification Agreement

Ratio of Funded Debt to EBITDA, as defined
From December 31, 2009 through September 30, 2010	3.50 to 1
From December 31, 2010 and thereafter	3.00 to 1

Fixed Charge Coverage Ratio	1.25 to 1

Asset Coverage Ratio	1.50 to 1

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
     As a result of the Merger, the Company assumed Widmer’s promissory notes signed in connection with the acquisition of commercial real estate related to the Portland, Oregon brewery. Each promissory note is secured by a deed of trust on the commercial real estate. The outstanding note balance to each lender as of September 30, 2009 was $200,000, with each note bearing a fixed interest rate of 24% per annum, subject to a one-time adjustment on July 1, 2010 to reflect the change in the consumer price index from the date of issue, July 1, 2005, to the date of adjustment. The promissory notes are carried at the total of stated value plus a premium reflecting the difference between the Company’s incremental borrowing rate and the stated note rate. The effective interest rate for each note is 6.31%. Each note matures on the earlier of the individual lender’s death or July 1, 2015, but in no event prior to July 1, 2010, with prepayment of principal not allowed under the notes’ terms. Interest payments are due and payable monthly.
     As a result of the Merger, the Company assumed Widmer’s capital equipment lease obligation to BofA, which is secured by substantially all of the brewery equipment and restaurant furniture and fixtures located in Portland, Oregon. The outstanding balance for the capital lease as of September 30, 2009 was $5.8 million, with monthly loan

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
payments of $119,020 required through the maturity date of June 30, 2014. The capital lease carries an effective interest rate of 6.56%. The capital lease is subject to a prepayment penalty equal to a specified percentage multiplied by the amount prepaid. This specified percentage began at 4% and, except in the event of acceleration due to an event of default, ratably declines 1% for every year the lease is outstanding until July 31, 2011, at which time the capital lease is not subject to a prepayment penalty. The specified percentage is 2% as of September 30, 2009. In the event of acceleration due to an event of default, the prepayment penalty is restored to 4%.
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
     The Company has assessed its vulnerability to certain business and financial risks, including interest rate risk associated with its variable-rate long-term debt. To mitigate this risk, the Company entered into with BofA a five-year interest rate swap agreement with a total notional value of $9.8 million (as of September 30, 2009) to hedge the variability of interest payments associated with its variable-rate borrowings under its Term Loan. Through this swap agreement, the Company pays interest at a fixed rate of 4.48% and receives interest at a floating-rate of the one-month LIBOR. Since the interest rate swap hedges the variability of interest payments on variable rate debt with similar terms, it qualifies for cash flow hedge accounting treatment under ASC 815. As of September 30, 2009, unrealized net losses of $856,000 were recorded in accumulated other comprehensive loss as a result of this hedge. The effective portion of the gain or loss on the derivative is reclassified into interest expense in the same period during which the Company records interest expense associated with the Term Loan. There was no hedge ineffectiveness recognized for the three and nine months ended September 30, 2009.
     As a result of the Merger, the Company assumed Widmer’s contract with BofA for a $7.0 million notional interest rate swap agreement. On the effective date of the Merger, the Company entered into with BofA an equal and offsetting interest rate swap contract. Neither swap contract qualifies for hedge accounting under ASC 815. The assumed contract requires the Company to pay interest at a fixed rate of 4.60% and receive interest at a floating rate of the one-month LIBOR, while the offsetting contract requires the Company to pay interest at a floating rate of the one-month LIBOR and receive interest at a fixed rate of 3.47%. Both contracts expire on November 1, 2010. The Company recorded a net gain on the contracts of $21,000 and $59,000 for the three and nine months ended September 30, 2009, respectively, which was recorded to other income. The Company recorded a net gain on the contracts of $18,000 for the three and nine months ended September 30, 2008, which was recorded to other income.

	Liability Derivatives at September 30, 2009
	Balance Sheet Location	Fair Value
		(in thousands)
Derivatives designated as hedging instruments under ASC 815
Interest rate swap contracts	Non-current liabilities — derivative financial instruments	$856

Derivatives not designated as hedging instruments under ASC 815
Interest rate swap contracts	Non-current liabilities — derivative financial instruments	93

Total derivatives		$949

All interest rate swap contracts are secured by the Collateral under the Loan Agreement.

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
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
     Under the three-tier fair value hierarchy established in ASC 820, Fair Value Measurements and Disclosures (formerly referenced as SFAS No. 157, Fair Value Measurements), the inputs used in measuring fair value are prioritized as follows:

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
     The Company has assessed its assets and liabilities that are measured and recorded at fair value within the above hierarchy and that assessment is as follows:

	Fair Value Hierarchy Assessment
	Level 1	Level 2	Level 3	Total
	(In thousands)
Derivative financial instruments — interest rate swap contracts	$—	$949	$—	$949
8. Common Stockholders’ Equity
     In conjunction with the exercise of stock options under the Company’s stock option plans during the nine months ended September 30, 2009 and 2008, the Company issued 108,000 shares and 227,750 shares, respectively, of common stock and received proceeds on exercise totaling $208,000 and $475,000, respectively.
     On May 29, 2009, the board of directors approved, under the 2007 Stock Incentive Plan (the “2007 Plan”), a grant of 3,000 shares of fully-vested Common Stock to each non-employee director. On June 24, 2008, the board of directors approved, under the 2007 Plan, a grant of 1,140 shares of fully-vested Common Stock to each non-employee director except for the A-B designated directors. In conjunction with these stock grants, the Company issued 18,000 shares and 4,560 shares of Common Stock and recognized stock-based compensation expense of $36,000 and $20,000, respectively, in the Company’s statements of operations during the nine months ended September 30, 2009 and 2008, respectively.
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
     The Company’s shareholders approved the 2002 Stock Option Plan (“2002 Plan”) in May 2002. The 2002 Plan provides for granting of non-qualified stock options and incentive stock options to employees, non-employee directors and independent consultants or advisors. The compensation committee of the board of directors administers

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
the 2002 Plan, determining the grantees, the number of shares of common stock for which the options are exercisable and the exercise prices of such shares, among other terms and conditions. Under the 2002 Plan, options granted to employees of the Company through December 31, 2008 vest over a five-year period while options granted to employees of the Company during the first quarter of 2009 vest over a four-year period. Options granted under the 2002 Plan to the Company’s directors (excluding the A-B designated directors) have become exercisable beginning from the date of the grant up to nine months following the grant date. The maximum number of shares of common stock for which options may be granted prior to expiration of the 2002 Plan on February 25, 2012, is 346,000. As of September 30, 2009, the 2002 Plan had 70,259 shares available for future grants of options.
     The 2007 Plan was adopted by the board of directors and approved by the shareholders in May 2007. The 2007 Plan provides for stock options, restricted stock, restricted stock units, performance awards and stock appreciation rights. While incentive stock options may only be granted to employees, awards other than incentive stock options may be granted to employees and directors. The 2007 Plan is administered by the compensation committee of the board of directors. A maximum of 100,000 shares of common stock are authorized for issuance under the 2007 Plan. As of September 30, 2009, the 2007 Plan had 53,240 shares available for future grants of stock-based awards.
Stock Option Plan Activity
     Presented below is a summary of the Company’s stock option plan activity for the nine months ended September 30, 2009:

		Weighted Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
	(In thousands)	(Per share)	(In years)	(In thousands )
Outstanding at December 31, 2008	431	$2.61	2.4	$—
Granted	30	1.25	10.0	—
Exercised	(108)	(1.92)	(2.3)
Canceled	(106)	(2.31)	(2.2)
Expired	(110)	(3.97)	(0.4)

Outstanding at September 30, 2009	137	$2.00	4.6	$238

Exercisable at September 30, 2009	107	$2.21	3.3	$164

     No stock options vested during the three months ended September 30, 2009 and 2008. The applicable stock closing prices as reported by NASDAQ as of September 30, 2009 and December 31, 2008 were $3.73 and $1.20, respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2009 and 2008 was approximately $99,000 and $380,000, respectively.
     The Company recognized stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation (formerly referenced as SFAS No. 123(R), Share-based Payments) of $4,000 for the three and nine months ended September 30, 2009 associated with the grant of stock options during 2009. The Company did not recognize any stock-based compensation associated with stock options for the three and nine months ended September 30, 2008 as there were no grants of stock options during the corresponding periods. At September 30, 2009, the unearned compensation associated with the 2009 option grants was not material, and will be amortized to compensation expense using the straight-line method over the expected vesting period of the options.

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
     The following table summarizes information for options currently outstanding and exercisable at September 30, 2009:

	Outstanding			Exercisable
		Weighted Average			Weighted Average
			Remaining			Remaining
Range of Exercise Prices	Options	Exercise Price	Contractual Life	Options	Exercise Price	Contractual Life
	(In thousands)	(Per share)	(In years)	(In thousands)	(Per share)	(In years)
$1.25 to $2.00	51	$1.47	6.1	21	$1.79	1.6
$2.01 to $3.00	70	2.13	3.3	70	2.13	3.3
$3.01 to $3.15	16	3.15	5.6	16	3.15	5.6

$1.25 to $3.15	137	$2.00	4.6	107	$2.21	3.3

9.	Earnings (Loss) per Share
     The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings (loss) per share:
Net income (loss)	$94	$(1,249)	$758	$(3,177)

Denominator for basic earnings (loss) per share - Weighted average common shares outstanding	17,026	16,852	16,981	11,220
Dilutive effect of stock options on weighted average common shares	76	—	33	—

Denominator for diluted earnings (loss) per share	17,102	16,852	17,014	11,220

Basic and diluted earnings (loss) per share	$0.01	$(0.07)	$0.04	$(0.28)

     Certain Company stock options were not included in the computation of diluted earnings (loss) per share because the options’ exercise prices were greater than the average market price of the common shares, or the impact of their inclusion would be antidilutive. Such stock options, with an exercise price of $3.15 per share for the third quarter of 2009 and from $2.02 to $3.97 per share for the nine months ended September 30, 2009, averaged 16,000 and 209,000 for the three and nine months ended September 30, 2009, respectively. Such stock options, with exercise prices ranging from $1.49 to $3.97 per share, averaged 527,000 and 617,000 for the three and nine months ended September 30, 2008, respectively.
10. Comprehensive Income (Loss)
     The following table sets forth the Company’s comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Net income (loss)	$94	$(1,249)	$758	$(3,177)
Other comprehensive income (loss):
Unrealized gains (losses) on derivative financial instruments, net of tax	(42)	(261)	160	(261)

Comprehensive income (loss)	$52	$(1,510)	$918	$(3,438)

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
11. Income Taxes
     As of September 30, 2009, the Company’s deferred tax assets were primarily comprised of federal net operating loss carryforwards (“NOLs”) of $27.3 million, or $9.3 million tax-effected; state NOL carryforwards of $305,000 tax-effected; and federal and state alternative minimum tax credit carryforwards of $213,000 tax-effected. In assessing the realizability of its deferred tax assets, the Company considered both positive and negative evidence when measuring the need for a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income during the periods in which those temporary differences become deductible. Among other factors, the Company considered future taxable income generated by the projected differences between financial statement depreciation and tax depreciation, including the depreciation of the assets acquired in the Merger. At December 31, 2008, based upon the available evidence, the Company believed that it was not more likely than not that all of the deferred tax assets would be realized. The valuation allowance was $1.0 million as of December 31, 2008. Based on the future reversals of existing temporary differences, primarily related to depreciation and amortization, and the estimated fiscal year 2009 results given the Company’s accumulated earnings generated through the third quarter, the Company decreased the valuation allowance by $500,000 during the quarter ended September 30, 2009.
     The effective tax rate for the first nine months of 2009 was also affected by the impact of the Company’s non-deductible expenses, primarily meals and entertainment expenses and a gradual shift in the destination of the Company’s shipments resulting in a greater apportionment of earnings and related deferred tax liabilities to states with higher statutory tax rates than in prior periods.
     To the extent that the Company is unable to generate adequate taxable income for either all of 2009 or in future periods, the Company may be required to record an additional valuation allowance to provide for potentially expiring NOLs or other deferred tax assets for which a valuation allowance has not been previously recorded. Any such increase would generally be charged to earnings in the period of increase.

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
     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto of the Company included herein, as well as the audited Financial Statements and Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s 2008 Annual Report. The discussion and analysis includes period-to-period comparisons of the Company’s financial results. Although period-to-period comparisons may be helpful in understanding the Company’s financial results, the Company believes that they should not be relied upon as an accurate indicator of future performance. In addition, as discussed in more detail below, the comparability of certain periods is significantly affected by the July 1, 2008 merger of Widmer Brothers Brewing Company with and into the Company.
Overview
     Since its formation, the Company has focused its business activities on the brewing, marketing and selling of craft beers in the United States. The Company reported gross sales and net income of $33.9 million and $94,000, respectively, for the three months ended September 30, 2009, compared with gross sales and a net loss of $33.5 million and $1.2 million, respectively, for the corresponding period in 2008. The Company generated basic and fully-diluted earnings per share of $0.01 on 17.0 million and 17.1 million shares, respectively, for the third quarter of 2009 compared with a loss per share of $0.07 on 16.9 million shares for the corresponding period of 2008. The Company generated operating profit of $588,000 during the quarter ended September 30, 2009 compared with an operating loss of $1.5 million during the quarter ended September 30, 2008, primarily due to an improved margin for the 2009 period and a reduction in selling, general and administrative expenses and merger-related expenses, partially offset by an increase in excise tax expense for the 2009 period. The Company’s sales volume (shipments) totaled 149,500 barrels in the third quarter of 2009 as compared with 147,800 barrels in the third quarter of 2008.
     The Company reported gross sales and net income of $100.6 million and $758,000, respectively, for the nine months ended September 30, 2009, compared with gross sales and a net loss of $55.9 million and $3.2 million, respectively, for the corresponding period in 2008. The Company generated basic and fully-diluted earnings per share of $0.04 on 17.0 million shares for the first nine months of 2009 compared with a loss per share of $0.28 on 11.2 million shares for the corresponding period of 2008. The Company generated operating profit of $2.5 million during the nine months ended September 30, 2009 compared with an operating loss of $4.5 million during the nine months ended September 30, 2008, primarily due to an improved margin for the 2009 period and a reduction in merger-related expenses, partially offset by increased selling, general and administrative expenses and the elimination of contribution from the Company’s sales and marketing joint venture. The joint venture was terminated as a result of the merger (“Merger”) with Widmer Brothers Brewing Company (“Widmer”) that was completed on July 1, 2008. The Company’s sales volume totaled 445,700 barrels in the first nine months of 2009 as compared with 292,400 barrels in the first nine months of 2008. The comparability of the Company’s results for the nine months ended September 30, 2009 relative to the results for the same period in 2008 is significantly impacted by the Merger with Widmer.
     Since the Merger, the Company has produced its specialty bottled and draft Redhook-branded and Widmer-branded products in its four Company-owned breweries, one in the Seattle suburb of Woodinville, Washington

(“Washington Brewery”), another in Portsmouth, New Hampshire (“New Hampshire Brewery”), and two in Portland, Oregon. The two breweries in Portland, Oregon are the Company’s largest production facility (“Oregon Brewery”) and its smallest, a manual brewpub-style brewery at the Rose Quarter (“Rose Quarter Brewery”). The Company sells these products in addition to the Kona-branded products primarily to Anheuser-Busch, Incorporated (“A-B”) and its network of wholesalers pursuant to the July 1, 2004 Master Distributor Agreement (the “A-B Distribution Agreement”), as amended. These products are available in 48 states.
     In addition to the sale of Redhook-branded and Widmer-branded beer, the Company also earns revenue in connection with two operating agreements with Kona Brewery, LLC (“Kona”) — an alternating proprietorship agreement and a distribution agreement. Pursuant to the alternating proprietorship agreement, Kona produces a portion of its malt beverages at the Oregon Brewery. The Company sells raw materials to Kona prior to production beginning and receives from Kona a facility leasing fee based on the barrels brewed and packaged at the Oregon Brewery. These sales and fees are reflected as revenue in the Company’s statements of operations. Under the distribution agreement, the Company distributes Kona-branded product, whether brewed at Kona’s facility or the Company’s breweries, and then markets, sells and distributes the Kona-branded products pursuant to the A-B Distribution Agreement.
     The Company also derives other revenues from sources including the sale of retail beer, food, apparel and other retail items in its three brewery pubs. The Company added the third pub, located in Portland, Oregon and in the proximity of the Oregon Brewery, in the Merger.
     In conjunction with the Merger, the Company acquired from Widmer a 20% equity ownership in Kona and a 42% equity ownership in Fulton Street Brewery, LLC (“FSB”). Both investments are accounted for under the equity method, as outlined in Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, as incorporated in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 325, Investments.
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
     The Company’s sales are affected by several factors, including consumer demand (itself impacted by seasonality), price discounting and competitive considerations. The Company competes in the highly competitive craft brewing market as well as in the much larger beer, wine, spirits and flavored alcohol markets, which encompass producers of import beers, major national brewers that produce fuller-flavored products, large spirit companies, and national brewers that produce flavored alcohol beverages. The craft beer segment is highly competitive due to the proliferation of small craft brewers, including contract brewers, and the large number of products offered by such brewers. Certain national domestic brewers have also sought to appeal to this growing demand for craft beers by producing their own fuller-flavored products. These fuller-flavored products have been most successful within the wheat beer category, including A-B’s Shock Top Belgian White and MillerCoors’ Blue Moon Belgian White. These beers are generally considered to be within the same category as the Company’s Hefeweizen beer, putting them in direct competition. As the national domestic brewers have substantially greater operating and financial resources, the Company may need to expend considerable incremental sales and marketing efforts merely to retain its competitive position within the craft brewing market.
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
     Another factor driving this consolidation is the focus by these larger national brewers on controlling the costs of the majority of the inputs to the brewing process, primarily barley, wheat and hops, and packaging and shipping costs. While consolidation promises to alleviate these cost pressures for the national brewers, the Company faces these same pressures with limited resources available to achieve similar benefits.
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
September 30, 2009
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
     In addition to capacity utilization, other factors that could affect cost of sales and gross margin include changes in freight charges, the availability and prices of raw materials and packaging materials, the mix between draft and bottled product sales, the sales mix of various bottled product packages, and fees related to the A-B Distribution Agreement. Prior to July 1, 2008, sales to Craft Brands at a price substantially below wholesale pricing levels and sales of contract beer at a pre-determined contract price also affected cost of sales, gross margins and the comparability of the year-to-date fiscal periods for 2009 and 2008.
Brand Trends
     Redhook Beers. The Redhook brand has lagged the trend in the growth of the craft segment for the last several years, due in part to the life cycle of the brand family’s former flagship, ESB, which had matured in key markets even while the overall segment continued to grow. To offset this factor, the Company engaged in systematic initiatives, including rebranding Redhook IPA into Long Hammer IPA and relaunching this brand with new packaging and a concentrated focus as the new Redhook flagship in January 2007. Leveraging off of the growth of the India Pale Ale (“IPA”) category, this rebranding effort resulted in an increase in shipments of Long Hammer IPA from 2007 to 2008 by approximately 15%. As part of these initiatives, the Company reexamined its pricing strategy and increased the brand family to price points comparable to the market leaders in the last couple of years. As the IPA category has grown, the number of competitors entering this category has increased significantly, with scores of smaller craft brewers producing both draft and bottled products that compete with Long Hammer IPA. These smaller craft brewers’ products are especially effective in their local markets. The overall Redhook brand family, including Long Hammer, has been most competitive in its core and traditional markets where the brand identity is well known; however, in markets where it has been a recent entrant, achieving positive sales momentum has been more difficult.

     The Company will continue to look for niche areas of category growth for Redhook on which to capitalize. For example, during the first quarter of 2009 the Company launched Slim Chance Light Ale to fulfill consumer demand for full-flavored, low-calorie craft beer. The launch of this brand is expected to be slow-developing given that the product category is relatively new and there are only a few other market participants to define it. Various members within the distribution network must be educated to the benefits and potential of the category and Slim Chance Light Ale’s place within it. In order to reconnect the Redhook brand with the craft community, a high-end line of Redhook beers was launched in late 2008. Each beer in this line is marketed toward the beer connoisseur, premium-priced, and only available for a limited time. The shipment volumes associated with these high-end beers have been deliberately kept small to retain the rarity and uniqueness of these beers to the connoisseur community.
     Widmer Brothers’ Beers. The Widmer Brothers’ brand has experienced significant growth in recent years, led by the popular consumer response to the Hefeweizen category within the craft beer segment and the role that Widmer Hefeweizen has enjoyed as a leader in this category. This category continues to experience positive trends nationally, but has more recently seen a significant increase in competitive products from other craft brewers as well as offerings from large domestic brewers such as A-B’s Shock Top Belgian White and MillerCoors’ Blue Moon Belgian White attempting to participate in the same category. Widmer Hefeweizen has also been particularly impacted by the downturn in the restaurant industry as a result of the U.S. economic recession worsening during the fourth quarter of 2008 and continuing through the first nine months of 2009. This brand is significantly more dependent on on-premise sales than the Company’s other brands.
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
     Except for Widmer-branded products brewed and shipped under the contract brewing arrangements and Widmer Hefeweizen shipped under the licensing agreement, sales and shipments for Widmer-branded product were not reflected in the Company’s statements of operations before the Merger.
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

Results of Operations
     The following table sets forth, for the periods indicated, certain items from the Company’s Statements of Operations expressed as a percentage of net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Sales	107.0%	106.5%	106.9%	108.4%
Less excise taxes	7.0	6.5	6.9	8.4

Net sales	100.0	100.0	100.0	100.0
Cost of sales	76.9	79.0	76.9	85.0

Gross profit	23.1	21.0	23.1	15.0
Selling, general and administrative expenses	21.2	24.2	20.2	23.2
Merger-related expenses	—	1.5	0.3	3.2
Income from equity investment in Craft Brands	—	—	—	2.7

Operating income (loss)	1.9	(4.7)	2.6	(8.7)
Income from equity investments in Kona & FSB	0.6	—	0.4	—
Interest expense	(1.7)	(1.4)	(1.8)	(0.9)
Interest and other income, net	0.3	0.1	0.3	0.2

Income (loss) before income taxes	1.1	(6.0)	1.5	(9.4)
Income tax provision (benefit)	0.8	(2.0)	0.7	(3.2)

Net income (loss)	0.3%	(4.0)%	0.8%	(6.2)%

     Non-GAAP Financial Measures
     The Company’s loan agreement, as modified, subjects the Company to a financial covenant based on earnings before interest, taxes, depreciation and amortization (“EBITDA”). See “Liquidity and Capital Resources.” EBITDA is defined per the modified loan agreement and requires additional adjustments, among other items, to (a) exclude merger-related expenses, (b) adjust losses (gains) on sale or disposal of assets, and (c) exclude certain other non-cash income and expense items. Beginning with the third quarter of 2009, the financial covenants under the Company’s modified loan agreement are measured on a trailing four-quarter basis. EBITDA as defined under the modified loan agreement was $10.4 million for the trailing four quarters ended September 30, 2009. The following table reconciles net income to EBITDA per the modified loan agreement for this period:

For the Trailing Four
Quarters Ended
September 30, 2009
(In thousands)
Net loss	$(29,343)
Interest expense	2,209
Income tax benefit	(2,099)
Depreciation expense	6,414
Amortization expense	1,126
Loss on impairment of assets	30,589
Merger-related expenses	365
Restructuring costs, as defined	1,044
Other non-cash charges	58

EBITDA per the modified loan agreement	$10,363

     Three months ended September 30, 2009 compared with three months ended September 30, 2008
     The following table sets forth, for the periods indicated, a comparison of certain items from the Company’s Statements of Operations:

	Three Months Ended
	September 30,
	2009	2008	Increase (Decrease)	% Change
	(Dollars in thousands)
Sales	$33,899	$33,498	$401	1.2%
Less excise taxes	2,216	2,031	185	9.1

Net sales	31,683	31,467	216	0.7
Cost of sales	24,373	24,846	(473)	(1.9)

Gross profit	7,310	6,621	689	10.4
Selling, general and administrative expenses	6,722	7,632	(910)	(11.9)
Merger-related expenses	—	474	(474)	(100.0)

Operating income (loss)	588	(1,485)	2,073	N/M
Income from equity investments in Kona and FSB	196	1	195	N/M
Interest expense	(531)	(447)	(84)	18.8
Interest and other income, net	88	41	47	114.6

Income (loss) before income taxes	341	(1,890)	2,231	N/M
Income tax provision (benefit)	247	(641)	888	N/M

Net income (loss)	$94	$(1,249)	$1,343	N/M

Note:
N/M — Not Meaningful
     The following table sets forth a comparison of sales revenues for the periods indicated:

	Three Months Ended
	September 30,
	2009	2008	Increase (Decrease)	% Change
	(Dollars in thousands)
Sales Revenues by Category
A-B	$28,032	$27,247	$785	2.9%
Contract brewing	102	—	102	—
Alternating proprietorship	2,782	3,363	(581)	(17.3)
Pubs and other (1)	2,983	2,888	95	3.3

Total Sales	$33,899	$33,498	$401	1.2%

Note 1 - Other includes international, non-wholesalers and other
     Gross Sales. Gross sales increased $401,000, or 1.2%, from $33.5 million for the third quarter of 2008 to $33.9 million for the third quarter of 2009. Factors impacting the increase in sales revenues for the three months ended September 30, 2009 were as follows:
•	Total shipments increased 1,700 barrels or 1.2% from 147,800 barrels for the third quarter of 2008 to 149,500 barrels for the third quarter of 2009. Shipments to A-B increased 300 barrels from shipments of 144,200 barrels in the third quarter of 2008 to 144,500 barrels in the third quarter of 2009. Shipments for the third quarter of 2009 were impacted by the Company’s tactical efforts to stock wholesalers and distributors near the end of the second quarter prior to the seasonal demand peak for sales to consumers. As a result, wholesaler and distributor inventories of the Company’s products were at relatively high levels at the end of the second quarter, and have decreased steadily for much of the third quarter of 2009. The rate of increase in sales to retailers (“STRs”) for the third quarter of 2009 increased at a 3.0% rate from the prior quarter a year ago, reflecting increased consumer demand for the Company’s products being met through wholesaler and distributor inventories.

•	Bottled products experienced a pricing increase at the wholesale level while the package mix shifted towards a higher percentage of bottled products to total shipments from a year ago.

•	Alternating proprietorship fees decreased $581,000 from $3.4 million for the third quarter of 2008 to $2.8 million for the third quarter of 2009. These fees are earned from Kona for leasing the Oregon Brewery and sales of raw materials during the corresponding periods. The decrease in fees was partially due to some of the Kona-branded production shifting to the New Hampshire Brewery, with this activity being initiated in the fourth quarter of 2008. Alternating proprietorship fees are not earned for Kona-branded products brewed at the New Hampshire Brewery under the terms of the agreement between the Company and Kona.
     Shipments — Customer. The following table sets forth a comparison of shipments by customer (in barrels) for the periods indicated:

	Three Months Ended September 30,
	2009 — Shipments			2008 — Shipments			Increase
	Draft	Bottle	Total	Draft	Bottle	Total	(Decrease)	% Change
	(In barrels)
A-B	58,900	85,600	144,500	64,800	79,400	144,200	300	0.2%
Contract brewing	800	—	800	—	—	—	800	—
Pubs and other (1)	2,600	1,600	4,200	2,700	900	3,600	600	16.7

Total shipped	62,300	87,200	149,500	67,500	80,300	147,800	1,700	1.2%

Note 1 - Other includes international, non-wholesalers, pubs and other
     Pricing and Fees. Average revenue per barrel on shipments of beer (excluding pubs and other) for the third quarter of 2009 increased by 1.7% as compared with average revenue per barrel for the corresponding period of 2008. During the third quarters of 2009 and 2008, the Company sold 96.7% and 97.6% of its beer through A-B at wholesale pricing levels throughout the United States. Management believes that most, if not all, craft brewers are weighing their pricing strategies in the face of the current economic environment and competitive landscape which is partially countered by an increased cost structure due to the costs of raw materials. Pricing changes implemented by the Company have generally followed pricing changes initiated by large domestic or import brewing companies. While the Company has implemented modest price increases during the past few years, some of the benefit has been offset by competitive promotions and discounting. The Company expects that product pricing will continue to demonstrate modest increases in the near term as tempered by the unfavorable economic climate, with the Company’s pricing expected to follow the general trend in the industry.
     In connection with all sales through the A-B Distribution Agreement, as amended, the Company pays a Margin fee to A-B (“Margin”). The Margin does not apply to sales from the Company’s retail operations or to dock sales. The A-B Distribution Agreement also provides that the Company shall pay an Additional Margin fee on shipments of Redhook-, Widmer-, and Kona-branded product that exceed shipments in the same territory during the same periods in fiscal 2003 (“Additional Margin”). During the three months ended September 30, 2009 and 2008, the Margin was paid to A-B on shipments totaling 144,500 barrels and 144,200 barrels, respectively. As 2009 and 2008 shipments in the United States exceeded 2003 domestic shipments, the Company paid A-B the Additional Margin. For the three months ended September 30, 2009 and 2008, the Company recognized expense of $1.4 million for each period related to the total of Margin and Additional Margin for A-B. These fees are reflected as a reduction of sales in the Company’s statements of operations.
     As of September 30, 2009, the net amount due from A-B under all Company agreements with A-B totaled $497,000. As of December 31, 2008, the net amount due to A-B under all Company agreements with A-B totaled $2.3 million. In connection with the sale of beer pursuant to the A-B Distribution Agreement, the Company’s accounts receivable reflect significant balances due from A-B, and the refundable deposits and accrued expenses reflect significant balances due to A-B. Although the Company considers these balances to be due to or from A-B, the final destination of the Company’s products is an A-B wholesaler and payments by the wholesaler are settled through

A-B. The Company purchases packaging, other materials and services under separate arrangements; balances due to A-B under these arrangements are reflected in accounts payable and accrued expenses. These amounts are also included in the net amount due to A-B presented above.
     Shipments — Brand. The following table sets forth a comparison of shipments by brand (in barrels) for the periods indicated:

	Three Months Ended September 30,
	2009 — Shipments			2008 — Shipments			Increase
	Draft	Bottle	Total	Draft	Bottle	Total	(Decrease)	% Change
	(In barrels)
Redhook brand	12,700	31,500	44,200	15,800	34,600	50,400	(6,200)	(12.3)%
Widmer brand	37,500	36,800	74,300	40,600	29,400	70,000	4,300	6.1
Kona brand	11,300	18,900	30,200	11,100	16,300	27,400	2,800	10.2

Total shipped (1)	61,500	87,200	148,700	67,500	80,300	147,800	900	0.6%

Note 1 - Total shipments by brand exclude private label shipments produced under the Company’s contract brewing arrangements.
     Shipments of bottled and packaged beer have steadily increased as a percentage of total shipments since the mid-1990’s; however, with the Merger and the resulting consolidation of all Widmer-branded shipping activities, this trend has reversed somewhat as a higher percentage of Widmer-branded products are sold as draft products than the Company’s historical experience. During the three months ended September 30, 2009, 71.3% of Redhook-branded shipments were shipments of bottled beer as compared with 68.7% in the three months ended September 30, 2008. Although the sales mix of Kona-branded beer is also weighted toward bottled product, it is slightly less than Redhook-branded beer as 62.6% and 59.5% of Kona-branded shipments consisted of bottled beer in the three months ended September 30, 2009 and 2008, respectively. The sales mix of Widmer-branded products contrasts significantly from that of the Redhook and Kona brands with 49.5% and 42.0% of Widmer-branded products being bottled or packaged beer in the third quarter of 2009 and 2008, respectively. Although the average revenue per barrel for sales of bottled beer is generally 30% to 40% higher than that of draft beer, the cost per barrel is also higher, resulting in a gross margin that is approximately 10% less than that of draft beer sales.
     Excise Taxes. Excise taxes for the three months ended September 30, 2009 increased $185,000, or 9.1%, primarily due to the increase in shipments of all Widmer-branded products and Kona-branded products that were brewed at the New Hampshire Brewery, and the effect of the marginal excise tax rate on these shipments of $18 per barrel. Kona was responsible for the excise tax on the Kona-branded shipments, except for Kona-branded products brewed at the New Hampshire Brewery, for which the Company is responsible for the applicable excise taxes. These factors contributed to an increase in excise taxes for the third quarter of 2009 as a percentage of net sales and on a per barrel basis when compared with the corresponding 2008 period.
     Cost of Sales. Cost of sales decreased $473,000 to $24.4 million in the third quarter of 2009 from $24.8 million in the same 2008 quarter. Cost of sales decreased by $5.09 or 3.0% on a per barrel basis for the corresponding periods and as a percentage of net sales to 76.9% from 79.0% primarily due to reduced shipping costs as a result of falling fuel prices during the current year, reduced cooperage costs and lower manufacturing costs associated with the alternating proprietorship. These factors were offset by an increase in manufacturing costs per barrel primarily due to a shift from draft products to bottled products as compared with the quarter one year ago. The Company’s cost initiatives and opportunities presented by the Merger contributed to the decreased shipping and cooperage costs, among other costs, as the Company has sought to aggressively manage its logistics and capture production efficiencies from improved rationalization.
     Based upon the Company’s combined working capacity of 199,300 barrels and 188,400 barrels for the third quarter of 2009 and 2008, respectively, the utilization rate was 75.0% and 78.5%, respectively. Capacity utilization rates are calculated by dividing the Company’s total shipments by the working capacity. Current period production levels have increased, in part, due to the seasonal fluctuations in demand. Even at the current levels, the Company has a significant amount of unused working capacity, therefore the Company continues to evaluate other operating configurations and arrangements, including contract brewing, to improve the utilization of its production facilities. To this end, during the third quarter of 2009, the Company executed a two-year contract brewing arrangement under which the Company will produce beer in volumes and per specifications as designated by a third party. The Company anticipates that the volume of this contract may be approximately 20,000 barrels in annual production, although the third party may designate a lesser amount per the terms of the contract.
     Cost of sales for the third quarters of 2009 and 2008 include costs associated with two distinct Kona revenue streams: (i) direct and indirect costs related to the alternating proprietorship arrangements with Kona and (ii) the cost paid to Kona for the Kona-branded finished goods that are marketed and sold by the Company to wholesalers through the A-B Distribution Agreement.
     Inventories acquired pursuant to the Merger were recorded at their estimated fair values as of July 1, 2008, resulting in an increase over the cost at which these inventories were stated on the September 30, 2008 Widmer balance sheet (the “Step Up Adjustment”). The Step Up Adjustment, net of amortization at December 31, 2008, totaled approximately $728,000 for raw materials acquired. During the three months ended September 30, 2009, approximately $138,000 and $226,000 of the Step Up Adjustment was expensed to cost of sales in connection with normal production and sales for the third quarters of 2009 and 2008, respectively.
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
     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2009 decreased $910,000 to $6.7 million from expenses of $7.6 million for the same period in 2008. Comparability of the two quarters is somewhat affected by the Merger as the third quarter of 2008 was the first quarter following the Merger whereas the third quarter of 2009 experienced little to no follow on effect of the Merger. In addition, the Company has had a full year to execute a variety of cost reduction initiatives, including staff reductions in the fourth quarter of 2008, to fully leverage the expanded capabilities of the combined companies, most of which have allowed the Company to realize SG&A expense savings in the third quarter of 2009. Notwithstanding the seasonal factor discussed below, the Company expects that it has realized the majority of cost savings available to it through these initiatives and does not expect significant further reductions in SG&A expenses in future periods.
     The Company incurs costs for the promotion of its products through a variety of advertising programs with its wholesalers and downstream retailers. These costs are included in SG&A expenses and frequently involve the local wholesaler sharing in the cost of the program. Reimbursements from wholesalers for advertising and promotion activities are recorded as a reduction to SG&A expenses in the Company’s statements of operations. Reimbursements for pricing discounts to wholesalers are recorded as a reduction to sales. The wholesalers’ contribution toward these activities was an immaterial percentage of net sales for the 2009 third quarter. Depending on the industry and market conditions, the Company may adjust its advertising and promotional efforts in a wholesaler’s market if a change occurs in a cost-sharing arrangement. The Company anticipates a certain amount of sequential decrease in its advertising and promotional activities over the next two quarters as the Company transitions away from its seasonal peak period for shipments and as the number of festivals, special events and sponsorship opportunities in which the Company expects to participate begin to taper off.
     Merger-Related Expenses. In connection with the Merger, the Company incurred merger-related expenditures, including legal, consulting, meeting, filing, printing and severance costs. These expenditures have been reflected in the Company’s financial statements in accordance with ASC 805, Business Combinations (formerly referenced as Statement of Financial Accounting Standards No. 141, Business Combinations). During the quarter ended September 30, 2008, merger-related expenses totaling $474,000 were recorded in the Company’s statement of operations. No merger-related expenses were recorded during the quarter ended September 30, 2009. The Company consummated the Merger effective July 1, 2008, and activities directly related to the Merger have been substantially completed. The Company does not anticipate that any additional costs will be recognized in future periods associated with the Merger.
     The Company estimates that merger-related severance benefits totaling approximately $506,000 will be paid from the remainder of 2009 to 2011 to all affected former Redhook employees and officers, and affected former Widmer employees. The Company has recognized all costs associated with its merger-related severance benefits, including these, in accordance with ASC 420, Exit or Disposal Cost Obligations (“ASC 420”) (formerly referenced as SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities). The Company recognized severance costs of $349,000 as a merger-related expense in the Company’s statement of operations for the three months ended September 30, 2008. As discussed above, no such costs were recognized during the third quarter of 2009.
     Income from Equity Investments in Kona and FSB. In conjunction with the Merger, the Company acquired from Widmer a 20% equity ownership in Kona and a 42% equity ownership in FSB. Both investments are accounted for under the equity method. For the quarters ended September 30, 2009 and 2008, the Company’s share of Kona’s net income totaled $64,000 and $26,000, respectively. For the quarters ended September 30, 2009 and 2008, the Company’s share of FSB’s net income totaled $132,000 and net loss totaled $25,000, respectively.
     Interest Expense. Interest expense increased approximately $84,000 to $531,000 in the third quarter of 2009 from $447,000 in the third quarter of 2008 due to a higher level of debt outstanding during the current period and the impact of the Company’s assumed interest rate swap contract that does not qualify for hedge accounting treatment. To support its capital project and working capital requirements for 2009, the Company assumed greater leverage such that its average outstanding debt during the third quarter of 2009 was $29.8 million as compared with the average outstanding debt of $28.0 million during the third quarter of 2008.
     Other Income, net. Other income, net increased by $47,000 to $88,000 for the third quarter of 2009 from $41,000 for the same period of 2008, primarily attributable to an increase in interest income and gains recorded on disposal of property and equipment. The increase in interest income for the three months ended September 30, 2009 was due to the Company holding greater interest-bearing cash balances at various points in the third quarter of 2009 compared with the same quarter one year ago.
     Income Taxes. The Company’s provision for income taxes was $247,000 for the three months ended September 30, 2009 as compared with an income tax benefit of $641,000 for the three months ended September 30, 2008. The tax provision for the third quarter of 2009 varies from the statutory tax rate due largely to the impact of the Company’s non-deductible expenses, primarily meals and entertainment expenses and a gradual shift in the destination of the Company’s shipments resulting in a greater apportionment of earnings and related deferred tax liabilities to states with higher statutory tax rates than in prior periods. These items were partially offset by the reversal of $500,000 of the valuation allowance established in the prior year due to the future reversal of existing temporary differences and the estimated fiscal year 2009 results given the Company’s accumulated earnings generated through the third quarter. See “— Critical Accounting Policies and Estimates” for further discussion related to the Company’s income tax provision and net operating loss (“NOL”) carryforward position as of September 30, 2009.
Nine months ended September 30, 2009 compared with nine months ended September 30, 2008

     The following table sets forth, for the periods indicated, a comparison of certain items from the Company’s Statements of Operations:

	Nine Months Ended
	September 30,		Increase	%
	2009	2008	(Decrease)	Change
	(Dollars in thousands)
Sales	$100,593	$55,937	$44,656	79.8%
Less excise taxes	6,522	4,319	2,203	51.0

Net sales	94,071	51,618	42,453	82.2
Cost of sales	72,354	43,863	28,491	65.0

Gross profit	21,717	7,755	13,962	180.0
Selling, general and administrative expenses	19,028	11,984	7,044	58.8
Merger-related expenses	225	1,643	(1,418)	(86.3)
Income from equity investment in Craft Brands	—	1,390	(1,390)	(100.0)

Operating income (loss)	2,464	(4,482)	6,946	N/M
Income from equity investments in Kona and FSB	324	1	323	N/M
Interest expense	(1,668)	(452)	(1,216)	269.0
Interest and other income, net	258	98	160	163.3

Income (loss) before income taxes	1,378	(4,835)	6,213	N/M
Income tax provision (benefit)	620	(1,658)	2,278	N/M

Net income (loss)	$758	$(3,177)	$3,935	N/M

Note:

N/M — Not Meaningful
     The comparability of the Company’s results for the nine months ended September 30, 2009 relative to the results for the same period in 2008 is significantly impacted by the Merger.
     The following table sets forth a comparison of sales revenues for the periods indicated:

	Nine Months Ended
	September 30,		Increase	%
	2009	2008	(Decrease)	Change
	(Dollars in thousands)
Sales Revenues by Category
A-B	$84,280	$36,774	$47,506	129.2%
Craft Brands	—	6,914	(6,914)	(100.0)
Contract brewing	102	2,956	(2,854)	(96.5)
Alternating proprietorship	8,429	3,363	5,066	150.6
Pubs and other (1)	7,782	5,930	1,852	31.2

Total Sales	$100,593	$55,937	$44,656	79.8%

Note 1 - Other includes international, non-wholesalers and other
     Gross Sales. Gross sales increased $44.7 million, or 79.8%, from $55.9 million for the first nine months of 2008 to $100.6 million for the first nine months of 2009 primarily due to impacts of the Merger. Other factors impacting the increase in sales revenues for the nine months ended September 30, 2009 were as follows:
•	Total shipments increased 153,300 barrels or 52.4% from 292,400 barrels for the first nine months of 2008 to 445,700 barrels for the first nine months of 2009. Shipments to A-B increased 237,800 barrels from shipments of

196,900 barrels in the first nine months of 2008 to 434,700 barrels in the first nine months of 2009. This increase in shipments is primarily due to shipments of Widmer-branded products inclusive of all shipment activities and Kona-branded products pursuant to a distribution agreement with Kona. The Company did not sell Kona-branded products prior to the Merger, effective July 1, 2008.
•	The increase in revenues was also due to shipments in the West being made via A-B at wholesale pricing levels for the entire period in 2009 while for the six months of the 2008 period prior to the Merger a significant portion of these sales were made through Craft Brands at below wholesaler pricing levels. Draft and bottled products experienced a pricing increase at the wholesale level and the package mix shifted towards a higher percentage of bottled products to total shipments for the first nine months of 2009 compared with the corresponding period in 2008.

•	Pursuant to the Merger, the Company terminated several sales and contract agreements, including the distribution agreement with Craft Brands and the contract brewing agreement with Widmer that led to the elimination of the associated sales revenues for these activities, which totaled $6.9 million and $3.0 million, respectively, for the first six months of the 2008 period. These sales were made at either below wholesale price levels, via Craft Brands, or at contractually determined sales prices. The decrease in contract revenues was partially offset by revenues earned during the third quarter of 2009 under the Company’s contract brewing arrangement with a third party.

•	Revenues included an increase of alternating proprietorship fees of $5.1 million earned from Kona for leasing the Oregon Brewery and sales of raw materials during all of the first nine months of 2009 while such leasing activity occurred only in the third quarter of 2008 as no such activity occurred prior to the Merger.

•	Revenues from pub and other sales increased by $1.9 million in the first nine months of 2009 primarily due to the sales generated by the pub in Portland, Oregon, for the full period in 2009 as compared with the 2008 period, which were only for the third quarter of 2008 as a result of the Merger.
     Shipments — Customer. The following table sets forth a comparison of shipments by customer (in barrels) for the periods indicated:

	Nine Months Ended September 30,
	2009 — Shipments			2008 — Shipments			Increase	%
	Draft	Bottle	Total	Draft	Bottle	Total	(Decrease)	Change
	(In barrels)
A-B	175,400	259,300	434,700	87,000	109,900	196,900	237,800	120.8%
Craft Brands	—	—	—	16,300	41,800	58,100	(58,100)	(100.0)
Contract brewing	800	—	800	16,500	14,500	31,000	(30,200)	(97.4)
Pubs and other (1)	5,500	4,700	10,200	4,700	1,700	6,400	3,800	59.4

Total shipped	181,700	264,000	445,700	124,500	167,900	292,400	153,300	52.4%

Note 1 - Other includes international, non-wholesalers, pubs and other
     Prior to July 1, 2008, the Company’s products were shipped through A-B in the Midwest and Eastern United States and through Craft Brands in the West, ultimately being shipped to either a consumer or retailer through wholesalers in the A-B distribution network. In connection with the Merger, Craft Brands was merged with and into the Company and all shipments in the United States began to be sold through A-B through wholesalers in the A-B distribution network.
     Pricing and Fees. Average revenue per barrel on shipments of beer (excluding pubs and other) for the first nine months of 2009 increased by 18.5% as compared with average revenue per barrel for the corresponding period of 2008. Comparison between the two periods has been significantly impacted by the Merger. During the first nine months of 2009, the Company sold 97.5% of its beer through A-B at wholesale pricing levels throughout the United States. During the corresponding period in 2008, the Company sold 67.3% of its product at wholesale pricing levels, another 19.9% at lower than wholesale pricing levels to Craft Brands in the Western United States, and 10.6% at agreed-upon pricing levels for beer brewed on a contract basis.

     During the nine months ended September 30, 2009 and 2008, Margin was paid to A-B on shipments totaling 434,700 barrels and 196,900 barrels, respectively. As 2009 shipments and post-merger 2008 shipments in the United States and 2008 shipments before the Merger in the Midwest and Eastern United States exceeded 2003 shipments in the corresponding territories, the Company paid A-B the Additional Margin. For sales the Company made to Craft Brands in 2008, the Margin and Additional Margin did not apply as Craft Brands paid a comparable fee to A-B on its resale of the product. For the nine months ended September 30, 2009 and 2008, the Company recognized expense of $4.5 million and $1.9 million, respectively, related to the total of Margin and Additional Margin for A-B. These fees are reflected as a reduction of sales in the Company’s statements of operations.
     Shipments — Brand. The following table sets forth a comparison of shipments by brand (in barrels) for the periods indicated:

	Nine Months Ended September 30,
	2009 — Shipments			2008 — Shipments			Increase	%
	Draft	Bottle	Total	Draft	Bottle	Total	(Decrease)	Change
	(In barrels)
Redhook brand	38,600	99,100	137,700	48,200	103,300	151,500	(13,800)	(9.1)%
Widmer brand (1)	110,800	107,700	218,500	65,200	48,300	113,500	105,000	92.5
Kona brand	31,500	57,200	88,700	11,100	16,300	27,400	61,300	223.7

Total shipped (2)	180,900	264,000	444,900	124,500	167,900	292,400	152,500	52.2%

Notes:

1	—	Shipments of Widmer-branded product for the first six months of 2008 are only those products brewed and shipped by the Company and do not include Widmer-branded products shipped by Widmer or Craft Brands. The Company’s shipments were made pursuant to a licensing agreement and contract brewing arrangements with Widmer, all of which were terminated in connection with the Merger.

2	—	Total shipments by brand exclude private label shipments produced under the Company’s contract brewing arrangement.
     Although the Company has brewed and distributed Redhook-branded beer since the creation of the brand, the Company first began to expand its brand portfolio in 2003 when it entered into a licensing arrangement with Widmer. Under the licensing agreement, the Company brewed Widmer Hefeweizen in the New Hampshire Brewery and sold it in the Midwest and Eastern markets. In 2004 following the formation of Craft Brands, the Company further expanded its production of Widmer-branded products when it entered into two contract brewing arrangements with Widmer. For the 2008 period prior to the Merger, the Company brewed and shipped approximately 12,500 barrels of Widmer Hefeweizen in the Midwest and Eastern United States pursuant to the licensing agreement with Widmer and another 31,000 barrels of Widmer-branded products in conjunction with the contract brewing arrangements. Although the licensing agreement and the contract brewing arrangements were terminated when the Merger was consummated, activities similar to these still continue and are only a portion of total Widmer-branded shipments.
     Shipments of bottled and packaged beer have steadily increased as a percentage of total shipments since the mid-1990’s; however, with the Merger and the resulting consolidation of all Widmer-branded shipping activities, this trend has reversed somewhat as a higher percentage of Widmer-branded products are sold as draft products than the Company’s historical experience. During the nine months ended September 30, 2009, 72.0% of Redhook-branded shipments were shipments of bottled beer as compared with 68.2% in the nine months ended September 30, 2008. Although the sales mix of Kona-branded beer is also weighted toward bottled product, it is somewhat less than Redhook-branded beer as 64.5% and 59.5% of Kona-branded shipments were bottled beer for the corresponding periods. The sales mix of Widmer-branded products contrasts significantly from that of these two brands with 49.3% and 42.6% of Widmer-branded products being bottled or packaged beer in the first nine months of 2009 and 2008, respectively. Although the average revenue per barrel for sales of bottled beer is generally 30% to 40% higher than that of draft beer, the cost per barrel is also higher, resulting in a gross margin that is approximately 10% less than that of draft beer sales.
     Excise Taxes. Excise taxes for the nine months ended September 30, 2009 increased $2.2 million, or 51.0%, primarily due to the increase in shipments of all Widmer-branded products and Kona-branded products that were brewed at the New Hampshire Brewery, and the effect of the marginal excise tax rate on these shipments of $18 per barrel. Excise taxes for the first nine months of 2009 decreased as a percentage of net sales and on a per barrel basis when compared with the corresponding 2008 period because Kona was responsible for the excise tax on the Kona-branded shipments, except for Kona-branded products brewed at the New Hampshire Brewery, for which the Company is responsible for the applicable excise taxes.
     Cost of Sales. Cost of sales increased $28.5 million to $72.4 million in the first nine months of 2009 from $43.9 million in the same period of 2008 and increased by $12.33 or 8.2% on a per barrel basis. In contrast, cost of sales decreased as a percentage of net sales to 76.9% from 85.0% because of the significant change in pricing attributable to the Merger and the product mix for the nine months ended September 30, 2009. Comparability of the periods was significantly affected by the Merger and the resulting change in operations, including a 52.4% increase in shipments, the addition of a third brewery and a third restaurant, a change in the mix of products shipped, the addition of the alternating proprietorship relationship, and the elimination of the licensing agreement and contract brewing arrangements for only roughly a third of the 2008 period as compared with the full 2009 period. These factors were partially offset by reduced costs, including shipping costs, due to the Company’s cost initiatives and opportunities presented by the Merger as the Company has sought to aggressively manage its logistics and capture production efficiencies from improved rationalization.
     Cost of sales for the first nine months of 2009 includes the cost to produce all Widmer-branded products shipped as compared with the 2008 period, which included only certain activities associated with Widmer-branded products for the first six months of 2008. Prior to the Merger, the Company brewed a limited volume of Widmer-branded products pursuant to the licensing agreement and the contract brewing arrangements. During the first nine months of 2009, shipments of Widmer-branded products included those that would have been brewed by Widmer before the Merger in addition to Widmer-branded products historically brewed by the Company. The increase in direct costs to produce this incremental volume was only partially offset by the elimination of licensing fees paid to Widmer in connection with the licensing agreement that terminated upon consummation of the Merger. The nine-month period ended September 30, 2008 includes $165,000 for licensing fees paid to Widmer in connection with the Company’s shipment of 12,500 barrels of Widmer Hefeweizen in the Midwest and Eastern United States.
     The annual working capacity of the Oregon Brewery acquired in the Merger is approximately 377,000 barrels, nearly the same as the combined annual working capacity of the Company’s Washington and New Hampshire Breweries prior to the Merger. As expected, cost of sales increased significantly as a result the Oregon Brewery’s fixed and semi-variable costs, including depreciation, utilities, labor, rent, and property taxes. For example, depreciation and amortization expense charged to cost of goods sold for the nine months ended September 30, 2009 increased by approximately 54.9%, or $1.8 million, over depreciation and amortization expense for the first nine months of 2008. During the nine months ended September 30, 2009 and 2008, approximately $384,000 and $226,000, respectively, of the Step Up Adjustment to inventories was expensed to cost of sales in connection with normal production and sales. While the fixed and semi-variable costs other than depreciation and amortization may not have increased to the same extent as depreciation and amortization, the increases in these costs were also substantial.
     Based upon the Company’s combined working capacity of 597,800 barrels and 376,800 barrels for the first nine months of 2009 and 2008, the utilization rate was 74.6% and 77.6%, respectively. Current period production levels have increased, in part, due to the seasonal fluctuations in demand; however, the 2009 period has lagged the 2008 period due to the significant increase in working capacity as a result of the Merger by adding the Oregon Brewery.
     Cost of sales for the first nine months of 2009 and in 2008 after the Merger includes costs associated with two distinct Kona revenue streams: (i) direct and indirect costs related to the alternating proprietorship arrangements with Kona and (ii) the cost paid to Kona for the Kona-branded finished goods that are marketed and sold by the Company to wholesalers through the A-B Distribution Agreement.
     Selling, General and Administrative Expenses. SG&A expenses for the nine months ended September 30, 2009 increased 58.8% to $19.0 million from $12.0 million in SG&A expense for the same period in 2008. Comparability of the two periods is difficult as the Merger resulted in a significant increase in sales, marketing and administrative functions from that point on. Prior to July 1, 2008, SG&A expense in the Company’s statement of operations reflected the sales and marketing efforts only for the Midwest and Eastern United States because Craft Brands performed these functions for the Western United States. In the first nine months of 2009, all promotion, marketing and sales efforts for the entire United States for all of the Company’s brand products are reflected in the Company’s statement of operations.
     The Company incurs costs for the promotion of its products through a variety of advertising programs with its wholesalers and downstream retailers. These costs are included in SG&A expenses and frequently involve the local wholesaler sharing in the cost of the program. The wholesalers’ contribution toward these activities was an immaterial percentage of net sales for the first nine months of 2009.
     In addition, the Company’s general and administrative costs increased significantly as the merged operations represent a greater span of operations than the Company before the Merger. The increase in general and administrative costs was primarily due to administrative salaries, professional fees and depreciation and amortization expense for the first nine months of 2009 compared with the prior period one year ago.
     Merger-Related Expenses. During the nine months ended September 30, 2009 and 2008, merger-related expenses totaling $225,000 and $1.6 million, respectively, were recorded in the Company’s statements of operations. Included in these expenses were severance expenses recorded in accordance with ASC 420 totaling $225,000 and $1.4 million for the nine months ended September 30, 2009 and 2008, respectively. The Company does not anticipate that any additional significant costs will be recognized in future periods associated with the Merger.
     Income from Equity Investment in Craft Brands. Because Craft Brands was merged with and into the Company in connection with the Merger, the Company did not recognize income from its investment in Craft Brands after June 30, 2008. For the nine months ended September 30, 2008, the Company’s share of Craft Brands’ net income totaled $1.4 million.
     Income from Equity Investments in Kona and FSB. For the nine months ended September 30, 2009 and 2008, the Company’s share of Kona’s net income totaled $112,000 and $26,000, respectively. For the nine months ended September 30, 2009 and 2008, the Company’s share of FSB’s net income totaled $212,000 and net loss totaled $25,000, respectively.
     Interest Expense. Interest expense was $1.7 million for the first nine months of 2009, increasing from $452,000 in the corresponding period of 2008 due to a higher level of debt outstanding during the 2009 period and the impact of the Company’s assumed interest rate swap contract that does not qualify for hedge accounting treatment. In connection with the Merger and to support its capital project and working capital requirements for 2009, the Company assumed greater leverage such that its average outstanding debt during the first nine months of 2009 was $32.7 million as compared with the average outstanding debt of $8.4 million during the corresponding period of 2008.
     Other Income, net. Other income, net increased by $160,000 to $258,000 for the first nine months of 2009 from $98,000 for the same period of 2008, primarily due to an increase in interest income, fair value gains recognized associated with the Company’s interest rate swaps that do not qualify for hedge accounting treatment and gains recorded on disposals of property and equipment. The increase in interest income for the nine months ended September 30, 2009 was due to the Company holding greater interest-bearing cash balances at various points in the first nine months of 2009 as compared with the same period one year ago. The Company recorded fair value gains associated with these interest rate swaps for the full nine-month period of 2009 as compared with the 2008 period which was only a partial period as the interest rate swaps were entered into during the third quarter of 2008.
     Income Taxes. The Company’s provision for income taxes was $620,000 for the first nine months of 2009 compared with an income tax benefit of $1.7 million for the same period of 2008. The tax provision for the third quarter of 2009 varies from the statutory tax rate due primarily to the impact of the Company’s non-deductible expenses, primarily meals and entertainment expenses, and a gradual shift in the Company’s shipments resulting in a greater apportionment of earnings and related deferred tax liabilities to states with higher statutory tax rates than in prior periods. These items were partially offset by the reversal of $500,000 of the valuation allowance established in the prior year due to the future reversal of existing temporary differences and the estimated fiscal year 2009 results given the Company’s accumulated earnings generated through the third quarter. See “— Critical Accounting Policies and Estimates” for further discussion related to the Company’s income tax provision and NOL carryforward position as of September 30, 2009.

Liquidity and Capital Resources
     The Company has required capital primarily for the construction and development of its production facilities, support for its expansion and growth plans as they have occurred, and to fund its working capital needs. Historically, the Company has financed its capital requirements through cash flow from operations, bank borrowings and the sale of common and preferred stock. The capital resources available to the Company under its loan agreement and capital lease obligations are discussed in further detail in Item 1, Notes to Financial Statements. See Note 6 for further discussion regarding the Company’s debt obligations at September 30, 2009.
     The Company had $723,000 and $11,000 of cash and cash equivalents at September 30, 2009 and December 31, 2008, respectively. At September 30, 2009, the Company had a working capital deficit totaling $145,000, a $782,000 improvement from the Company’s working capital position at December 31, 2008. The Company’s debt as a percentage of total capitalization (total debt and common stockholders’ equity) was 26.9% and 29.5% at September 30, 2009 and December 31, 2008, respectively. Cash provided by operating activities totaled $5.8 million for the nine months ended September 30, 2009 as compared with cash used by operating activities of $2.1 million for the nine months ended September 30, 2008.
     As of September 30, 2009, the Company’s available liquidity was $7.6 million, comprised of accessible cash and cash equivalents and further borrowing capacity. The Company anticipates that some amount of its current available liquidity will be consumed as shipments decrease from their seasonal peak. The Company believes that its available liquidity is sufficient for its existing operating plans and will continue to deploy cash flow in excess of its operating requirements to reduce the Company’s outstanding borrowings under its revolving line of credit.
     Capital expenditures for the first nine months of 2009 were $1.9 million compared with $5.5 million for the corresponding period in 2008. Major 2009 projects included nearly $1.0 million expended for projects at the Oregon Brewery, including the installation of four 250-barrel bright tanks, and completion of the 2008 expansion projects; and $700,000 expended for projects at the New Hampshire Brewery, including the installation of a chiller and continuation of outstanding 2008 projects. The 2008 carryover projects include the water treatment facility, which has enabled the Company to expand the brands produced at that facility. The limitation on capital expenditures placed on the Company by its lender, Bank of America, N.A. (“BofA”) pursuant to the modification of its loan agreement expired at the end of the second quarter of 2009. The Company expects that it will be able to generate sufficient liquidity in the fourth quarter of 2009 to fund its capital expenditures at the necessary levels.
     The Company is in compliance with all applicable contractual financial covenants at September 30, 2009. The Company and BofA executed a modification to its loan agreement effective November 14, 2008 (“Modification Agreement”), as a result of the Company’s inability to meet its covenants as of September 30, 2008. BofA permanently waived the noncompliance effective September 30, 2008, restoring the Company’s borrowing capacity pursuant to the loan agreement.
     Effective September 30, 2009, the Company was required to meet the financial covenant ratios of funded debt to EBITDA, as defined, and fixed charge coverage in the manner established pursuant to the original Loan Agreement, but at levels specified by the Modification Agreement. The Modification Agreement also required the Company to maintain an asset coverage ratio. The financial covenants under the Company’s loan agreement are measured on a trailing four-quarter basis. EBITDA under the Modification Agreement is defined as EBITDA as adjusted for certain other items as defined by either the Loan Agreement or the Modification Agreement. Those covenants are detailed as follows:

Financial Covenants Required by Loan Agreement
as Revised by the Modification Agreement

Ratio of Funded Debt to EBITDA, as defined

From December 31, 2009 through September 30, 2010	3.50 to 1
From December 31, 2010 and thereafter	3.00 to 1

Fixed Charge Coverage Ratio	1.25 to 1

Asset Coverage Ratio	1.50 to 1
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
     If the Company is unable to generate sufficient EBITDA or causes its borrowings to increase for any reason, including meeting rising working capital requirements, such that it fails to meet the associated covenants as discussed above, this would result in a violation. Failure to meet the covenants is an event of default and, at its option, BofA could deny a request for another waiver and declare the entire outstanding loan balance immediately due and payable. In such a case, the Company would seek to refinance the loan with one or more lenders, potentially at less desirable terms. Given the current economic environment and the tightening of lending standards by many financial institutions, including some of the banks that the Company might seek credit from, there can be no guarantee that additional financing would be available at commercially reasonable terms, if at all.
Trend
     During the nine months ended September 30, 2009, the Company has experienced a $782,000 improvement in working capital, due in large part to the Company’s generation of $8.8 million in EBITDA for the period, partially offset by $1.9 million in capital expenditures and $5.3 million in debt and interest payments. The Company anticipates that further reductions of its outstanding borrowings may offset some of the favorable trend noted above.
     The Company recognized the need to evaluate and improve its operating cost structure to fully realize benefits from the Merger. Management focused aggressively on identifying areas within the Company that could yield significant cost savings, whether driven by the synergies of the Merger and integration or generated by general cost-reduction programs, and executed appropriate measures to secure these savings. Particularly given the increasingly competitive landscape, the Company expects that it has realized the majority of cost savings available to it through these initiatives and does not expect further significant reductions in costs for future periods.
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

     Income Taxes. The Company records federal and state income taxes in accordance with FASB ASC 740, Income Taxes (formerly referenced as SFAS No. 109, Accounting for Income Taxes). Deferred income taxes or tax benefits reflect the tax effect of temporary differences between the amounts of assets and liabilities for financial reporting purposes and amounts as measured for tax purposes as well as for tax NOL and credit carryforwards.
     As of September 30, 2009, the Company’s deferred tax assets were primarily comprised of federal NOL carryforwards of $27.3 million, or $9.3 million tax-effected; state NOL carryforwards of $305,000 tax-effected; and federal and state alternative minimum tax credit carryforwards of $213,000 tax-effected. In assessing the realizability of its deferred tax assets, the Company considered both positive and negative evidence when measuring the need for a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income during the periods in which those temporary differences become deductible. Among other factors, the Company considered future taxable income generated by the projected differences between financial statement depreciation and tax depreciation, including the depreciation of the assets acquired in the Merger. At December 31, 2008, based upon the available evidence, the Company believed that it was not more likely than not that all of the deferred tax assets would be realized. The valuation allowance was $1.0 million as of December 31, 2008. Based on the future reversals of existing temporary differences, primarily related to depreciation and amortization, and the estimated fiscal year 2009 results given the Company’s accumulated earnings generated through the third quarter, the Company decreased the valuation allowance by $500,000 during the quarter ended September 30, 2009.
     The effective tax rate for the first nine months of 2009 was also affected by the impact of the Company’s non-deductible expenses, primarily meals and entertainment expenses and a gradual shift in the destination of the Company’s shipments resulting in a greater apportionment of earnings and related deferred tax liabilities to states with higher statutory tax rates than in prior periods.
     To the extent that the Company is unable to generate adequate taxable income for either all of 2009 or in future periods, the Company may be required to record an additional valuation allowance to provide for potentially expiring NOLs or other deferred tax assets for which a valuation allowance has not been previously recorded. Any such increase would generally be charged to earnings in the period of increase.
Recent Accounting Pronouncements
     See Item 1, Notes to Financial Statements, Note 1 “—Recent Accounting Pronouncements” for further discussion regarding the recent changes to the ASC and the impact of those changes on the Company’s financial statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
     The Company has assessed its vulnerability to certain market risks, including interest rate risk associated with financial instruments included in cash and cash equivalents and long-term debt. To mitigate this risk, the Company entered into a five-year interest rate swap agreement to hedge the variability of interest payments associated with its variable-rate borrowings. Through this swap agreement, the Company pays interest at a fixed rate of 4.48% and receives interest at a floating-rate of the one-month LIBOR. Since the interest rate swap hedges the variability of interest payments on variable rate debt with similar terms, it qualifies for cash flow hedge accounting treatment under ASC 815, Derivatives and Hedging.
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
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (“SEC”) and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management believes that key controls are in place and the disclosure controls are functioning effectively at the reasonable assurance level as of September 30, 2009.
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

Changes in Internal Control Over Financial Reporting
     During the third quarter of 2009, no changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by Exchange Act Rule 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

CRAFT BREWERS ALLIANCE, INC.
November 13, 2009	BY:	/s/ Joseph K. O’Brien
Joseph K. O’Brien
Controller and Chief Accounting Officer