Form 10-K
period 2009-12-31
CRAFT BREWERS ALLIANCE, INC.
filed 2010-03-29
CIK 892222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of the last day of the registrant’s most recently completed second quarter on June 30, 2009 (based upon the closing sale price of the registrant’s Common Stock, as reported by The Nasdaq Stock Market) was $17,092,595. (1)

The number of shares of the registrant’s Common Stock outstanding as of March 16, 2010 was 17,074,063.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates specified information by reference from the proxy statement for the annual meeting of shareholders to be held on May 26, 2010.

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

Third Party Information

In this report, the Company relies and refers to information regarding industry data obtained from market research, publicly available information, industry publications, U.S. government sources or other third parties. Although the Company attempts to utilize third-party sources of information that the Company believes to be materially complete, accurate and reliable, there is no assurance of the accuracy, completeness or reliability of third-party information.

PART I

Item 1.	Business

Craft Brewers Alliance, Inc. (“CBA” or the “Company”) resulted from the merger between Redhook Ale Brewery, Incorporated (“Redhook”) and Widmer Brothers Brewing Company (“Widmer”) on July 1, 2008. Previously known as Redhook, the Company has been an independent brewer of craft beers in the United States since its formation in Seattle, Washington in 1981 and is considered to be one of the pioneers of the domestic craft brewing segment. Widmer was founded in 1984 by brothers Kurt and Rob Widmer in Portland, Oregon. Widmer is best recognized for introducing unfiltered wheat beer or Hefeweizen to beer drinkers in America with the introduction of the brand’s flagship, Widmer Hefeweizen, in 1986.

The Company owns and operates three production brewing facilities with adjacent restaurants or pubs: one that is Widmer-branded in Portland, Oregon and two that are Redhook-branded, one in Woodinville, Washington and the other in Portsmouth, New Hampshire. The Company also operates a small pilot brewpub-style brewery in Portland, Oregon that is Widmer-branded. Management believes that the Company’s production capacity is of high quality and that the Company is one of only three domestic craft brewers that own and operate substantial production facilities in both the western and eastern regions of the United States. Management is focused on delivering to its targeted markets the freshest and highest quality product, while fulfilling channel demand from the most efficient production resource available.

The Company produces a variety of specialty craft beers using traditional European and American brewing methods, using only high-quality hops, malted barley, wheat, rye and other natural ingredients. The Company’s beers are divided into two primary brand families: Widmer Brothers Beers and Redhook Beers. The Company also has brewing, sales and marketing, and distribution relationships with Kona Brewery LLC (“Kona”) of Kona, Hawaii. See “Products” below. In addition, the Company has sales and marketing relationships with Fulton Street Brewing, LLC (“FSB”) of Chicago, Illinois, which brews malt beverages under the brand name Goose Island Beer Company. The Company holds minority equity interests in Kona and FSB.

The Company’s products are widely distributed in the United States in all major retail channels through a distribution agreement with Anheuser-Busch, Incorporated (“A-B”). During 2009, the Company sold its products in 48 states. See “Product Distribution — Relationship with A-B” below.

Merger with Widmer

On November 13, 2007, the Company entered into an Agreement and Plan of Merger with Widmer that was subsequently amended on April 30, 2008 (“Merger Agreement”). The Merger Agreement provided for a merger (“Merger”) of Widmer with and into the Company. On July 1, 2008, the Merger was consummated. Pursuant to the Merger Agreement and by operation of law, upon the merger of Widmer with and into the Company, the Company acquired all of the assets, rights, privileges, properties, franchises, liabilities and obligations of Widmer. In connection with the Merger, Craft Brands Alliance, LLC (“Craft Brands”), a sales and marketing joint venture between the Company and Widmer, was merged with and into the Company.

The Company believes that the combined entity is able to secure efficiencies beyond those that had already been achieved by its prior relationships with Widmer by utilizing the two companies’ production facilities and a united sales and marketing workforce that is able to identify, quantify and execute targeted regional market opportunities across a broad platform, as well as by reducing duplicate functions. Utilizing the combined facilities offers a greater opportunity to rationalize production capacity in line with product demand. The sales force of the combined entity is able to support further promotion of the products of Kona and FSB.

Industry Background

The Company is a brewer in the craft brewing segment of the U.S. brewing industry. The domestic beer market is comprised of ales and lagers produced by large domestic brewers, international brewers and craft brewers. Shipments of craft beer in the United States in 2009 are estimated by industry sources to have increased by approximately 7.2% over 2008 shipments, up from the 5.9% shipment increase for 2008 from 2007. The growth rate of the craft beer segment ran counter to the activity in every other segment of the beer industry. Most of the beer industry experienced a decline in volume in 2009, including the imported beer segment, which suffered a nearly 10% decline in shipments. Certain channels were negatively affected, primarily due to the prolonged recession, which had a greater impact on certain segments of the beer industry than others. Channels particularly hard hit by the present economic conditions were restaurants and dining establishments, and convenience stores. Craft beer shipments in 2009 and 2008 were approximately 4.3% and 4.0%, respectively, of total beer shipped in the United States. Approximately 9.1 million barrels and 8.6 million barrels were shipped in the United States by the craft beer segment during 2009 and 2008, while total beer sold in the United States including imported beer was 205.8 million barrels and 212.7 million barrels, respectively. Compared with the other segments of the U.S. brewing industry, craft brewing is a relative newcomer. Twenty years ago, the Company and Widmer were among the approximately 200 craft breweries in operation. At the end of 2009, the number of craft breweries in operation was estimated to be 1,508. The number of breweries operating in the United States at the end of 2009 represents the highest total since the days of Prohibition.

The recent competitive environment has been characterized by two divergent trends; the number and diversity of craft brewers have flourished while simultaneously the national domestic brewers have acquired or been acquired by other national domestic and foreign brewers, spurring consolidation in the quest for market share and penetration into emerging global markets. Foreign brewing conglomerates have also entered the merger and acquisition market. This trend culminated with SABMiller and Molson Coors creating a joint venture, merging their U.S. operations as MillerCoors to better compete with market leader A-B. MillerCoors was momentarily the world’s largest brewer by volume, until InBev’s acquisition of A-B, which was consummated in the fourth quarter of 2008. According to industry sources, A-B and MillerCoors have accounted for roughly 80% of total beer shipped in the United States, including imports, since 2008. The global beer market is similarly and increasingly concentrated in a small number of brewers, as the four largest brewers accounted for more than half of the global market for beer, due in part to the acquisition and consolidation activities occurring at the national and international levels.

The strength of consumer demand for craft beer has enabled certain craft brewers, such as the Company, to grow from microbreweries or brewpubs into regional and national specialty brewers by constructing larger breweries while still adhering to the traditional European brewing methods that typically characterize the craft brewing segment. Industry sources estimate that craft beer produced by regional and national specialty brewers, such as the Company, account for approximately two-thirds of total craft beer sales. Larger craft brewers have sought to take advantage of growing consumer demand and excess industry capacity, when available, by contract brewing at underutilized facilities.

Business Strategy

The Company strives to be the preeminent specialty craft brewing company in the United States, producing the highest quality products in its own facilities, and marketing and selling them responsibly through a cohesive three-tier distribution system.

The central elements of the Company’s business strategy include:

Production of high-quality craft beers.  The Company is committed to the production of a variety of distinctive, flavorful craft beers. The Company brews its craft beers according to traditional European brewing styles and methods as adapted by American craft brewing innovation and invention using only high-quality ingredients to brew in company-owned and operated brewing facilities. As a symbol of quality, a number of the Company’s products are Kosher certified by the Orthodox Union, a certification rarely sought by other brewers. The Company does not intend to compete directly in terms of the production style, pricing or extensive mass-media advertising typical of large national brands. The Company seeks to produce its beers in a manner that is consistent with its sustainability goals and reduces its total carbon footprint while maintaining its high quality standards.

Offering a full complement of beers through a robust collection of brand families.  The Company has established a collection of brand families to enable it to match individual brands to a variety of preferences exhibited at the local and regional level. The Company expects this approach to enable it to deploy brands that will appeal to the idiosyncrasies exhibited within the diversity of local markets throughout the United States. Through the taste profiles and brand awareness created by the Company, customers are able to forge a strong relationship with the targeted brands. The Company believes that its continued success is based on its ability to be attentive and responsive to consumer desires for new and distinctive tastes, and capacity to meet these desires with original and novel taste profiles while maintaining consistently high product quality.

Strategic distribution relationship with the A-B distribution network and A-B.  Since October 1994, the Company has maintained a distribution relationship with A-B, pursuant to which the Company distributes its products in substantially all of its markets through A-B’s wholesale distribution network. A-B’s domestic network consists of more than 540 independent wholesale distributors, most of which are geographically contiguous and independently owned and operated, and 11 branches owned and operated by A-B. This distribution relationship with A-B has offered efficiencies in logistics and product delivery, state reporting and licensing, billing and collections. The Company has realized these efficiencies while maintaining autonomy over the production and marketing of its products as an independent company. Recent developments in the relationship between A-B and its independent wholesalers have led to an increase in craft and specialty brewers with access to this channel, diminishing the benefit to the Company of this relationship.

Control of production.  Currently, the Company owns and operates all of its brewing facilities to optimize the quality and consistency of its products and to achieve greater control over its production costs. Management believes that its ability to engage in ongoing product innovation and to control product quality provides critical competitive advantages. The Company’s highly automated breweries are designed to produce beer in smaller batches relative to the national domestic brewers. The Company believes that its investment in brewing and logistic technologies enables it to optimize employee productivity, contain related operating costs, and consistently produce innovative beer styles and tastes, while achieving the production flexibility afforded by its brewing configuration, with minimal loss of efficiency and enhanced process reliability.

Sales and marketing efforts focused on identifying and monetizing profitable channel opportunities.  Management believes that the Company, utilizing its combined resources, is able to utilize the sales and marketing skills of its diverse talent pool and to leverage the complementary brand families and product offerings to create a unique identity in the distribution channel and with the end consumer. The Company believes that the combination of the three complementary brand families promoted by one integrated sales and marketing organization not only delivers financial benefits but also delivers greater impact at the point of sale. The Company focuses its brand families and product offerings on those markets and regions that represent the most significant growth opportunities from the standpoint of profitability and sales growth.

Promotion of products.  The Company promotes its products through a variety of advertising programs with its wholesalers; by training and educating wholesalers and retailers about the Company’s products; through promotions at local festivals, venues, and pubs; by utilizing its pubs located at the Company’s breweries; and through price discounting. The Company’s principal advertising programs include television, radio, billboards and print advertising such as magazines, newspapers and industry publications. The Company also markets its products to distributors and retailers through a variety of specialized training and promotional methods. The Company’s communications with distributors and retailers focus on the brewing process, the craft beer segment and the Company’s brand families and product offerings and dissemination of point of sale and promotional support items, such as in-store and signage displays.

Products

The Company produces a variety of specialty craft beers using traditional European brewing methods adapted by American innovation and invention. The Company brews its beers using primarily hops, malted barley, wheat, rye and other natural and traditional ingredients. The Company’s beers are marketed on the basis of freshness and distinctive flavor profiles. To help maintain full flavor, the Company’s products are not pasteurized. The Company distributes its products in glass bottles and kegs. The Company introduced a new packaging format, 5-liter steel cans, in the second quarter of 2009. The Company applies a freshness date to its products for the benefit of wholesalers and consumers.

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

Within each brand family, the Company has created several types of offerings to communicate with the myriad of consumer taste preferences. It has created year round brands and flagship brands that define the brand family’s identity with the loyal consumer for that brand family. These are the brands that consumers principally think of when they think of the brand family, and generally are always available to the consumer. While interesting, the year round and flagship brands are types of beers that consumers can always relate to and create a strong bond with the brand.

Seasonal brand offerings give the consumer something new and exciting to look for on the grocery shelf or at the pub or bar. These brand offerings can be paired to match the seasonal changes in weather, specific events (e.g. Oktoberfest) or popular activities, but then are replaced with a new offering when the season or conditions change. These brands allow the Company’s brewers to experiment and innovate with ingredients and brewing styles.

The Company has also developed a high-end series of beers for the Widmer Brothers and Redhook brand families. Each beer in these lines is marketed toward the beer connoisseur. The shipment volumes associated with these high-end beers have been deliberately kept small to retain the rarity and uniqueness of these beers to the connoisseur community. The beers within this category, including the Company’s brands, compete directly with the higher-end wine segment.

The brands within each of the brand families are categorized below, with details provided for key year round contributors within each of the families. These brands are usually offered both in draft and packaged formats.

Widmer Brothers’ Beers

Widmer Hefeweizen.  The top selling beer within the brand family is a golden, cloudy wheat beer with a pronounced citrus aroma and flavor. This beer is intentionally left unfiltered to create its unique appearance and flavor profile and is usually served with a lemon slice to enhance the beer’s natural citrus notes. This beer’s relatively low alcohol content by volume makes it perfect for consumption as a session beer. Its most recent award, among many, was the 2008 World Cup Gold medal winner for the American-style Hefeweizen category.

Drifter Pale Ale (“Drifter”).  Drifter possesses a unique citrus character, smooth drinkability, and a distinctive hop character. Brewed with generous amounts of Summit hops, a variety known for its intense citrus flavors and aromas, this beer has a taste unique to the Pale Ale category. This beer started as a seasonal offering, becoming a year round brand in 2009, and was a Great American Beer Festival (“GABF”) Silver Medal Winner in 2006 for the American-style Pale Ale category.

Other Year Round Brands	Seasonal Offerings

Broken Halo India Pale Ale (“IPA”)	W Series — Available late Winter through early Summer
Deadlift Imperial IPA — introduced in 2010	Okto — Available late Summer and Fall
Drop Top Amber Ale — 2008 GABF Gold Medal Winner	Brrr — Available late Fall and Winter

Brothers’ Reserve.  The beers in this series represent the super-premium offering from the Widmer Brothers brand. The beers chosen for this brand reflect the passion and innovation of the Widmer Brothers founders and its brewers and are extremely limited, even promising that any style brewed under this brand will not be brewed again. The brand is focused on the knowledgeable and enthusiastic beer lover who is looking for something exclusive and collectible.

Redhook Beers

Long Hammer IPA (“Long Hammer”).  Long Hammer is the top-selling beer within the brand family and is a premium English pub-style bitter ale with a pronounced hop profile and aroma, yet is approachable and easy to drink with a dry, crisp finish.

Redhook ESB (“ESB”).  ESB is a rich, copper-colored ale with a balanced flavor profile featuring toasted malts, fresh hops and a pleasant finishing sweetness.

Other Year Round Brands	Seasonal Offerings

Cooperhook Ale	Mudslinger Spring Ale — Available late Winter and Spring
Late Harvest Autumn Ale — Available late Summer and Fall
Winterhook Winter Ale — Available late Fall and Winter

Limited Release Series — The beers in this series represents the super-premium offering for the Redhook brand. The beers chosen for this brand are hand crafted by the brewers and will only be available at select establishments. The beers selected for this series will be the result of the creativity and enthusiasm of the expert brewers, frequently tapping into the heritage of the Redhook vault of recipes that the brand family has created over its nearly three decades of operations, but with variations and twists on the familiar.

Kona Brewing Beers

Longboard Island Lager (“Longboard”).  Kona’s top selling beer and flagship brand is a traditionally brewed lager with a delicate, slightly spicy hop aroma that is complimented by a fresh, malt forward flavor and a smooth, refreshing finish.

Fire Rock Pale Ale (“Fire Rock”).  Fire Rock is a crisp “Hawaiian Style” pale ale with pronounced citrus and floral hop aromas and flavors that are backed up by a generous malt profile.

Seasonal Offerings

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

New Products and Brands.  In an effort to remain current with shifting consumer style and flavor preferences, the Company routinely analyzes its brand families, product offering and packaging to identify beer styles or consumer preferences that it is under serving or not currently offering. After identifying a potential new product offering, the Company will attempt to determine whether it may have offered this style in a previous incarnation, either on a one-time basis or as a limited run seasonal. In those instances where the Company has not brewed this style or taste profile in the past, it may use its small batch capabilities to brew a new or experimental beer recipe. In either instance, the Company will likely offer this experimental or new brew directly to consumers through on-premise test marketing at its own pubs or select retail sites to gauge consumer response. The Company monitors and reviews the customer response to these offerings through a variety of media. If the initial consumer reception of an experimental or new brew appears to meet the desired taste profile or have sufficient momentum to warrant further study, the Company develops a brand identity to solidify the consumer perception of the product. The Company believes that its continued success is based on its ability to be attentive and responsive to consumer desires for new and distinctive tastes, and capacity to meet these desires with original and novel taste profiles while maintaining consistently high product quality.

Contract brewing.  Beginning in the third quarter of 2009, the Company executed a two-year contract brewing arrangement under which the Company will produce beer for a third party. The Company anticipates that the volume of this contract may reach approximately 20,000 barrels in annual production, although the third party may designate an amount, either in greater or lesser quantities, per the terms of the contract. The Company continues to aggressively evaluate other operating configurations and arrangements, including additional contract brewing opportunities, to improve the utilization of its production facilities.

Brewing Operations

The Brewing Process.  Beer is made primarily from four natural ingredients: malted grain, hops, yeast and water. The grain most commonly used in brewing is barley. The Company uses the finest barley malt, using predominantly strains of barley having two rows of grain in each ear. A broad assortment of hops may be used as some varieties best confer bitterness, while others are chosen for their ability to impart distinctive aromas to the beer. Most of the yeasts used to conduct fermentation of beer are of the species Saccharomyces cerevisiae, a top-fermenting yeast used in ale production, or of the species Saccharomyces uvarum, a bottom-fermenting yeast used to produce lagers.

At the brewery, the brewing process begins by milling the specific malts to crack and break them down and mixing with warm water. This mixture, or mash, is heated and stirred in the mash tun, allowing the simple carbohydrates and proteins to be converted into fermentable sugars. Naturally occurring enzymes facilitate this process. The mash is then strained and rinsed in the lauter tun to produce a residual liquid, high in fermentable sugars, called wort, which then flows into a brew kettle to be boiled and concentrated. Hops are added at various stages in the process to impart bitterness and aroma, enhance flavor and act as a natural preservative. The specific mixture of hop varietals used further affects the flavor and aroma of the beer. After the boil, the wort is strained and cooled before it is moved to a fermentation cellar, where the Company’s internally cultivated yeast is added to induce fermentation. During fermentation, the wort’s sugars are metabolized by the yeast, producing alcohol and carbon dioxide, which is partially recaptured and absorbed into the beer, providing a natural source of carbonation. After fermentation, the beer is cooled for several days while the beer is clarified and full flavor develops. Filtration, the final step for the Company’s beers that are filtered, removes unwanted yeast. The entire brewing process of ales, from mashing through filtration, is typically completed in 14 to 21 days, depending on the formulation and style of the product being brewed.

Brewing Equipment.  The Company uses highly automated brewing equipment at its three production brewery facilities and also operates a small, manual brewpub-style brewing system.

The Company owns and operates a brewing location in Woodinville, Washington, a suburb of Seattle (“Washington Brewery”). The Washington Brewery employs a 100-barrel mash tun, lauter tun, wort receiver, wort kettle, whirlpool kettle; five 70,000-pound, one 35,000-pound and two 25,000-pound grain silos; two 100-barrel, fifty-four 200-barrel and ten 600-barrel fermenters; and two 300-barrel and four 400-barrel bright tanks.

The Company owns and operates two facilities in Portland, Oregon. These facilities are its largest capacity production brewery (“Oregon Brewery”) and its pilot brewhouse at the Rose Quarter (“Rose Quarter Brewery”). The Oregon Brewery consists of a 230-barrel mash tun, lauter tun, wort receiver, wort kettle, whirlpool kettle; two 100,000-pound and two 25,000-pound grain silos; six 1,000-barrel, six 1,500-barrel and six 750-barrel fermenters as well as 14 smaller fermenters; and five 200-barrel, eight 250-barrel and three 160-barrel bright tanks. The Rose Quarter Brewery is the Company’s smallest brewery with a 10-barrel mash tun, lauter tun, wort receiver, wort kettle, whirlpool kettle; three 10-barrel fermenters; and a 10-barrel bright tank. The Rose Quarter is a sport and entertainment venue featuring two multi-purpose arenas, including the home arena for the National Basketball Association’s Portland Trail Blazers professional basketball team.

The Company owns and operates a brewing location in Portsmouth, New Hampshire (“New Hampshire Brewery”). The New Hampshire Brewery employs a 100-barrel mash tun, lauter tun, wort receiver, wort kettle, whirlpool kettle; four 70,000-pound and two 35,000-pound grain silos; nine 100-barrel, two 200-barrel and 34 400-barrel fermenters; four 400-barrel, two 200-barrel, one 600-barrel and one 130-barrel bright tanks, and an anaerobic waste-water treatment facility that completes the process cycle.

Packaging.  The Company packages its craft beers in bottles, kegs and introduced in 2009 5-liter steel cans for the Hefeweizen brand. All of the Company’s production breweries have fully automated bottling and keg lines. The bottle filler at all of the breweries utilizes a carbon dioxide environment during bottling ensuring that minimal oxygen is dissolved in the beer, extending the shelf life. At the Oregon Brewery, the Company has installed a keg-filling line that is capable of racking 300 kegs per hour. In the first quarter of 2010, the Company began a limited roll out of a lighter-weight glass bottle design, reducing the bottle weight by 11% and favorably affecting both the Company’s shipping costs and potential carbon emissions.

Quality Assurance.  Each production brewery is supported by a Quality Assurance department, with onsite personnel at all three. Each Quality Assurance department uses quantitative & qualitative analyses to monitor brewing, in process beer & packaged beer. These departments are further broken down into the following areas of concentration:

•	Microbiology

•	Brewing Chemistry

•	Sensory Evaluation

•	Packaged Quality & Integrity

The thorough monitoring of each brewery’s operations using the above areas of concentration allows the Company’s professionally-staffed Quality Assurance departments to provide the technical support that is vital to ensure that the Company’s produces consistently high-quality beers. The Company strives to integrate its Quality Assurance departments into the brewing, packaging and purchasing operations and facilitate cooperation and innovation between the Quality Assurance professionals and its production personnel. The Quality Assurance departments assist these departments in refining the Company’s standard operating procedures along with the development of new and unique brewing techniques.

Ingredients and Raw Materials.  The Company currently purchases a significant portion of its malted barley from two suppliers and its premium-quality select hops, mostly grown in the Pacific Northwest, from competitive sources. The Company also periodically purchases small lots of hops from global locales, such as New Zealand and Western Europe, that it uses to achieve a special hop character in certain of its beers. In order to ensure the supply of the hop varieties used in its products, the Company enters into supply contracts for its hop requirements. The Company believes that comparable quality malted barley and hops are available from alternate sources at competitive prices, although there can be no assurance that pricing would be consistent with the Company’s current arrangements. At each of its breweries, the Company maintains relationships with farmers in the corresponding areas to ensure that disposal of its spent grain, hops and high strength waste materials are performed in an environmentally sound manner to every extent possible. The Company currently cultivates its own Saccharomyces cerevisiae yeast supply and maintains a separate, secure supply in-house. The Company has access to multiple competitive sources for packaging materials, such as labels, six-pack carriers, crowns, cans and shipping cases.

Product Distribution

The Company’s products are available for sale directly to consumers in draft and bottles at restaurants, bars and liquor stores, as well as in bottles at supermarkets, warehouse clubs, convenience stores and drug stores. Like substantially all craft brewers, the Company’s products are delivered to these retail outlets through a network of local distributors whose principal business is the distribution of beer and, in some cases, other alcoholic beverages, and who traditionally have distribution relationships with one or more national beer brands. The Company offers both draft and packaged products directly to consumers at the Company’s three on-premise retail establishments located at the Company’s production breweries. The Forecasters Public House and the Cataqua Public House at the Washington Brewery and the Portsmouth Brewery, respectively, offer Redhook-branded products. The Gasthaus Pub and Restaurant at the Oregon Brewery offers Widmer-branded products.

The Company’s products have been distributed in 48 of the 50 states for more than a decade, primarily pursuant to a master distribution agreement with A-B that allows the Company access to A-B’s national distribution network. The current master distribution agreement for Widmer-, Redhook- and Kona-branded products was signed in 2004, (“A-B Distribution Agreement”), as amended July 1, 2008. Substantially all of the Company’s products distributed in the United States by a wholesaler are currently distributed pursuant to the amended A-B Distribution Agreement.

For additional information regarding the Company’s relationship with A-B, see “Relationship with A-B” below.

A-B distributes its products throughout the United States through a network of more than 540 independent wholesale distributors, most of whom are geographically contiguous and independently owned and operated, and 11 branches owned and operated directly by A-B. The Company believes that the typical A-B distributor is financially stable and has both a long-standing presence and a substantial market share of beer sales in its territory. According to industry sources, A-B’s products accounted for 49.4% of total beer shipped by volume in the United States in 2009.

The Company’s relationship with A-B and the associated A-B alliance wholesaler network garnered the Company access to comprehensive distribution throughout the United States. The Company was the first and is the largest independent craft brewer to have a formal distribution agreement with a major U.S. brewer. Management believes that the Company’s competitors in the craft beer segment generally negotiate separate distribution relationships with distributors in each locality and, as a result, typically distribute through a variety of wholesalers representing differing national beer brands with uncoordinated territorial boundaries. One of the key areas of focus for the Company in developing its sustainability goals has been to measure and reduce the amount of empty or unloaded miles traveled by carriers in the distribution of its products. Shipping the Company’s products through a coordinated and comprehensive distribution network, such as the A-B alliance wholesaler network, makes these goals feasible.

In 2009 and 2008, the Company sold approximately 573,200 barrels and 328,600 barrels, respectively, to A-B through the A-B Distribution Agreement, accounting for 97.6% and 77.3%, respectively, of the Company’s sales volume for the corresponding periods. During 2008, the Company shipped approximately 58,100 barrels to Craft Brands, representing 13.7% of the Company’s sales volume for 2008. As discussed earlier, no shipments were made to Craft Brands during 2009.

Relationship with Anheuser-Busch, Incorporated

In July 2004, the Company executed three agreements with A-B, the A-B Distribution Agreement, an exchange and recapitalization agreement (“Exchange Agreement”), and a registration rights agreement, which collectively represent the framework of its current relationship with A-B. On July 1, 2008, the Company and A-B entered into a Consent and Amendment Agreement pursuant to which A-B consented to the Merger, and the A-B Distribution Agreement and the Exchange Agreement were amended to reflect the effects of the Merger and to revise pricing under the A-B Distribution Agreement.

Pursuant to the amended Exchange Agreement, A-B is entitled to designate two members of the board of directors of the Company. A-B also has the right to have one of its designees observe each committee of the board of directors of the Company. The amended Exchange Agreement also contains limitations on the Company’s ability to take certain actions without A-B’s prior consent, including but not limited to the Company’s ability to issue equity securities or acquire or sell assets or stock, amend its Articles of Incorporation or bylaws, grant board representation rights, enter into certain transactions with affiliates, distribute its products in the United States other than through A-B or as provided in the A-B Distribution Agreement, or voluntarily delist or terminate its listing on the Nasdaq Stock Market. Further, if the A-B Distribution Agreement is terminated, A-B has the right to solicit and negotiate offers from third parties to purchase all or substantially all of the assets or securities of the Company or to enter into a merger or consolidation transaction with the Company and the right to cause the board of directors of the Company to consider any such offer.

The amended A-B Distribution Agreement provides for the distribution of Widmer-, Redhook-, and Kona-branded products in all states, territories and possessions of the United States, including the District of Columbia. Prior to the Merger, the A-B Distribution Agreement covered distribution in the Midwest and Eastern United States, with the Western United States being covered via a distribution agreement with Craft Brands. Under the amended A-B Distribution Agreement, the Company has granted A-B the right of first refusal to distribute the Company’s products, including products marketed by the Company under any agreements between Kona and the Company, and any new products. The Company is responsible for marketing its products to A-B’s distributors, as well as to retailers and consumers. The A-B distributors then place orders with the Company through A-B for the Company’s products, except for those states where state law requires the Company to sell directly to the wholesaler, such as in Washington state. The Company separately packages and ships these orders in refrigerated trucks to the A-B distribution center closest to the distributor or, under certain circumstances, directly to the distributor.

Beginning in 2008, A-B relaxed the restrictions associated with its decade-long policy of rewarding financial incentives to those wholesalers and distributors that exclusively distributed products within the A-B brand family and its allies, including the Company’s products. With the increasing market share and resulting financial significance of the specialty and craft beer segments, wholesalers and distributors negotiated with A-B to allow them to carry a small volume of specialty and local craft brands without forgoing all of the financial incentives associated with the exclusivity program. Media reports indicated that at the height of this program, 70 percent of A-B sales were made through wholesalers and distributors carrying only the A-B and alliance brands, but this amount has steadily declined to its present level of less than 60 percent. Under the current version of the program, wholesalers and distributors may carry up to three percent of their volume in competitive beer brands and non-alcohol brands, while retaining some of the financial incentives as an aligned A-B wholesaler or distributor. This modification has led to increased direct competition with the Company’s products by other specialty, regional and local craft brews.

The amended A-B Distribution Agreement expires on December 31, 2018, subject to automatic renewal for an additional ten-year period unless A-B provides written notice of non-renewal to the Company on or prior to June 30, 2018. The amended A-B Distribution Agreement is subject to termination, by either party, upon the occurrence of certain events, including material breaches that are not or cannot be cured, bankruptcy, reorganization proceedings and similar events.

Additionally, the amended A-B Distribution Agreement may be terminated by A-B, upon six months’ prior written notice to the Company, upon the occurrence of any one of the following events:

1) The Company engages in certain Incompatible Conduct that is not cured to A-B’s satisfaction (at A-B’s sole discretion) within 30 days. Incompatible Conduct is defined as any act or omission of the Company that, in A-B’s opinion, damages the reputation or image of A-B or the brewing industry;

2) any A-B competitor or affiliate thereof acquires 10% or more of the outstanding equity securities of the Company, and that entity designates one or more persons to the Company’s board of directors;

3) the Company’s current chief executive officer ceases to function in that role or is terminated, and a satisfactory successor, in A-B’s opinion, is not appointed within six months;

4) the Company is merged or consolidated into or with any other entity or any other entity merges or consolidates into or with the Company without A-B’s prior approval; or

5) A-B, its subsidiaries, affiliates, or parent, incur any obligation or expense as a result of a claim asserted against them by or in the name of the Company, its affiliates or shareholders, and the Company does not reimburse and indemnify A-B and its corporate affiliates on demand for the entire amount of the obligation or expense.

As of December 31, 2009 and 2008, A-B owned approximately 35.5% and 35.8%, respectively, of the Company’s Common Stock.

Fees.  Generally, the Company pays the following fees to A-B in connection with the distribution of the Company’s products:

Margin and Additional Margin.  In connection with all sales through the A-B Distribution Agreement, the Company pays a Margin fee to A-B (“Margin”). The Margin does not apply to sales from the Company’s retail operations or to dock sales. Through the period ended with the effective date of the Merger, the Margin also did not apply to the Company’s sales to Craft Brands as Craft Brands paid a comparable fee to A-B on its resale of product. The A-B Distribution Agreement also requires that the Company pay an additional fee to A-B on all shipments that exceed fiscal year 2003 shipments in the same territory (the “Additional Margin”). The calculation of the 2003 shipment levels was adjusted at the time of the Merger to include the shipments of Widmer and Kona and to increase the affected territory to include sales in the Western states for the applicable period. As the shipments in the applicable territories exceeded the restated 2003 shipments, the Company paid A-B the Additional Margin on 181,100 barrels and 89,800 barrels, respectively, for the years ended December 31, 2009 and 2008, or a total of $5.8 million and $3.1 million, respectively, related to the Margin and Additional Margin. These fees are reflected as a reduction of sales in the Company’s statements of operations.

Invoicing Cost.  Since July 1, 2004, the invoicing cost is payable on sales through the A-B Distribution Agreement. The fee does not apply to sales by the Company’s retail operations or to dock sales. Additionally, the fee did not apply to the Company’s sales to Craft Brands as Craft Brands paid a comparable fee to A-B. The basis for this charge is number of pallet lifts. The fee per pallet lift is generally adjusted on January 1 of each year under the terms of the A-B Distribution Agreement.

Staging Cost and Cooperage Handling Charge.  The Staging Cost is payable on all sales through the A-B Distribution Agreement that are delivered to an A-B brewery or A-B distribution facility. The fee does not apply to product shipped directly to a wholesaler or wholesaler support center. The Cooperage Handling Charge is payable on the Company’s kegs, either owned or rented, that are returned to an A-B facility and sent back to the Company. The basis for these fees is number of pallet lifts, and the fees per pallet lift are generally adjusted on January 1 of each year.

Inventory Manager Fee.  The Inventory Manager Fee is paid to reimburse A-B for a portion of the salary of a corporate inventory management employee, a substantial portion of whose responsibilities are to coordinate and administer logistics of the Company’s product distribution to wholesalers. Since 2004, this fee had remained relatively constant; however, as a result of the Merger and the associated increase in coordination responsibilities associated with the shipment levels for Widmer and Kona, the Inventory Manager Fee was increased to $208,000 per year at the effective date of the Merger, and increased further to $209,100 per year for 2009.

The Invoicing Cost, Staging Cost, Cooperage Handling Charge and Inventory Manager Fee are reflected in cost of sales in the Company’s statements of operations. These fees totaled approximately $394,000 and $205,000 for the years ended December 31, 2009 and 2008, respectively.

Wholesaler Support Center (“WSC”) Fee.  In certain instances, the Company may ship its product to A-B WSCs rather than directly to the wholesaler. WSCs assist the Company by consolidating small wholesaler orders with orders of other A-B products prior to shipping to the wholesaler. WSC fees of $418,000 and $179,000 are reflected in cost of sales in the Company’s statements of operations for the years ended December 31, 2009 and 2008, respectively. A-B is phasing out its WSCs, and the Company is likely to incur incremental expenses in dealing with master wholesalers that provide cross-docking services that previously would have been provided by A-B’s WSCs.

The Company purchased certain materials, primarily bottles and other packaging materials, through A-B totaling $22.6 million and $15.1 million in 2009 and 2008, respectively. During the corresponding periods, the Company paid A-B amounts totaling $63,000 and $989,000, respectively, for media purchases and advertising services. However, beginning in January 2010, the Company has sought to procure these materials from third parties and anticipates that minimal, if any, materials or media purchases will be made from A-B during 2010.

Management believes that the benefits of the distribution arrangement with A-B, particularly the efficiencies in logistics and product delivery, state reporting and licensing and billing, and improved credit quality have been significant to the Company’s business. The Company believes that presentations by Company management at A-B’s distributor conventions, A-B communications about CBA in printed distributor materials, and A-B supported opportunities for CBA to educate the distributors about the Company’s specialty products have resulted in increased awareness of and demand for its products among A-B’s distributors.

If the amended A-B Distribution Agreement were terminated early, the Company would need to implement information technology systems to manage its supply chain including order management and logistics efforts, establish and maintain direct contracts with the existing wholesaler and distributor network or negotiate agreements with replacement wholesalers and distributors on an individual basis, and enhance its credit evaluation and regulatory processes. The current form of A-B’s exclusivity program, as it has evolved, allows wholesalers and distributors within the A-B Alliance presently carrying the Company’s products to continue to carry the Company’s products within the three percent allowance offered to aligned wholesalers and distributors without financial penalty to them. Given this, the Company might be able to avoid fully rebuilding its existing distribution network. To the extent the Company would incur significant costs associated with these efforts, these costs would be partially or possibly fully offset by the reduction in the fees paid to A-B under the current arrangement.

Relationship with Craft Brands Alliance LLC

Craft Brands was a joint venture sales and marketing entity formed by the Company and Widmer in July 2004. The Company and Widmer manufactured and sold their product to Craft Brands at a price substantially below wholesale pricing levels. Craft Brands, in turn, advertised, marketed, sold and distributed the product to wholesale outlets in the western United States through a distribution agreement it had with A-B, including the core states for the Company located on the West Coast. Due to state liquor regulations, the Company sold its product in Washington state directly to third-party beer distributors and returned a portion of the revenue to Craft Brands based upon a contractually determined formula.

Until the effective date of the Merger, the Company and Widmer were each 50% members of Craft Brands, with each holding rights to designate two directors to Craft Brands’ six member board. A-B held the rights to designate the other two directors. The Company and Widmer had entered into an operating agreement with regards to Craft Brands that governed the operations of Craft Brands and the obligations of its members, including capital contributions, loans and allocations of profits and losses. Profits and losses of Craft Brands were generally shared between the Company and Widmer based on the cash flow percentages of 42% and 58%, respectively. In connection with the Merger, Craft Brands was also merged with and into the Company effective July 1, 2008. All existing agreements between the Company and Craft Brands and between Craft Brands and Widmer terminated as a result of the merger of Craft Brands.

Prior to Craft Brands’ merger, the Company’s share of the earnings of Craft Brands contributed a significant portion of income to the Company’s results of operations. In accordance with Rule 8-03(b)(3) of Regulation S-X, the Company has presented selected financial data for Craft Brands in Part II, Item 8. Financial Statements and Supplementary Data, Note 6, “Equity Investments.”

Sales and Marketing

The Company promotes its products through a variety of means, including a) creating and executing a range of advertising programs with its wholesalers; b) training and educating wholesalers and retailers about the Company’s products; c) promoting the Company’s name, product offering and brands, and experimental beers at local festivals, venues and pubs; d) utilizing the pubs located at the Company’s three production breweries; and e) targeted discounting of its sales price to create competitive advantage within the market place.

The Company advertises its products through an assortment of media, including television, radio, billboard, print and social media, including Facebook and Twitter, in key markets and by participating in a co-operative program with its distributors whereby the Company’s spending is matched by the distributor. The Company believes that the financial commitment by the distributor helps align the distributor’s interests with those of the Company, and the distributor’s knowledge of the local market results in an advertising and promotion program that is targeted in a manner that will best promote the Company’s products.

The Company incurs costs for the promotion of its products through a variety of advertising programs with its wholesalers and downstream retailers. The Company’s sales and marketing staff offers education, training and other support to wholesale distributors of the Company’s products. Because the Company’s wholesalers generally also distribute much higher volume national beer brands and frequently other specialty brands, a critical function of the sales and marketing staff is to elevate each distributor’s awareness of the Company’s products and to maintain the distributor’s interest in promoting increased sales of these products. This is accomplished primarily through personal contact with each distributor, including on-site sales training, educational tours of the Company’s breweries, and promotional activities and expenditures shared with the distributors. The Company’s sales representatives also provide other forms of support to wholesale distributors, such as direct contact with restaurant and grocery chain buyers; direct involvement in the in-store display design; stacking, merchandising and exhibition of beer inventory; and dissemination of point-of-sale materials to the off-premise retailer.

The Company’s sales representatives devote considerable effort to the development of the on-premise channel at participating pubs and restaurants. The Company believes that educating retailers about the freshness and quality of the Company’s products will in turn allow retailers to assist in educating consumers. The Company considers on-premise product sampling and education to be among its most effective tools for building brand awareness with consumers and establishing word-of-mouth reputation. On-premise marketing is also accomplished through a variety of other point-of-sale tools, such as neon signs, tap handles, coasters, table tents, banners, posters, glassware and menu guidance. The Company seeks to identify its products with local markets by participating in or sponsoring cultural and community events, local music and other entertainment venues, local craft beer festivals and cuisine events, and local sporting events.

The Company’s breweries also play a significant role in increasing consumer awareness of the Company’s products and enhancing its image as a craft brewer. Many visitors take tours at the Company’s breweries. All of the Company’s production breweries have a retail restaurant or pub where the Company’s products are served. In addition, the breweries have meeting rooms that the public can rent for business meetings, parties and holiday events, and that the Company uses to entertain and educate distributors, retailers and the media about the Company’s products. See Item 2. Properties. At its pubs, the Company also sells various items of apparel and memorabilia bearing the Company’s trademarks, which creates further awareness of the Company’s beers and reinforces the Company’s quality image.

To further promote retail bottled product sales and in response to local competitive conditions, the Company regularly offers “post-offs,” or price discounts, to distributors in most of its markets. Distributors and retailers usually participate in the cost of these price discounts.

Seasonality

Sales of the Company’s products generally reflect a degree of seasonality, with the first and fourth quarters historically being the slowest and the middle two quarters typically demonstrating stronger sales. The volume of shipments and related sales revenues is frequently affected by weather conditions and by the number of selling days in the period. Therefore, the Company’s results for any given quarter are not likely to be indicative of the results that may be achieved for the full fiscal year.

Competition

The Company competes directly in the highly competitive craft brewing segment as well as in the much larger high-end U.S. beer category, which includes the high-end imported beer segment and fuller-flavored beers offered by major national brewers. Beyond this category of the beer market, craft brewers, including the Company, have also faced increasing competition from producers of wine, spirits and flavored alcohol beverages offered by the larger spirit producers and national brewers. See “Industry Background” above.

Competition within the domestic craft beer segment and the high-end beer category is based on product quality, taste, consistency and freshness, ability to differentiate products, promotional methods and product support, transportation costs, distribution coverage, local appeal and price.

The craft beer segment is exceptionally competitive due to the proliferation of small craft brewers, including contract brewers, and the large number of products offered by such brewers. Craft brewers have also encountered more competition as their peers expand distribution. Just as the Company expanded distribution of its products to markets outside of its home in the Pacific Northwest, so have other craft brewers expanded distribution of their products to other regions of the country, leading to an increase in the number of craft brewers in any given market. Competition also varies by regional market. Depending on the local market preferences and distribution, the Company has encountered strong competition from microbreweries, regional specialty brewers and several national craft brewers. Because of the large number of participants and number of different products offered in this segment, the competition for bottled product placements and especially for draft beer placements has intensified. Although certain of these competitors distribute their products nationally and may have greater financial and other resources than the Company, management believes that the Company possesses certain competitive advantages, including its Company-owned production facilities.

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

In response to the growth of the craft beer segment, most of the major domestic national brewers have introduced fuller-flavored beers, including well-funded significant product launches in the wheat category. While these product offerings are intended to compete with craft beers, many of them are brewed according to methods used by these brewers in their mass market product offerings. The major national brewers have significantly greater financial resources than the Company and have access to a greater array of advertising and marketing tools to create product awareness of these offerings. Although increased participation by the major national brewers increases competition for market share and can heighten price sensitivity within the craft beer segment, the Company believes that their participation tends to increase advertising, distribution and consumer education and awareness of craft beers, and thus may ultimately contribute to further growth of this industry segment.

Competition for consumers of craft beers has also come from wine and spirits. Some of the growth in the past five years in the wine and spirits market, industry sources believe, has been drawn from the beer market. Media reports indicate that the U.S. beer market has lost nearly 1% share of alcohol beverage servings per year since 2003. This trend showed signs of abating, beginning in 2008 and continuing into 2009, with wine and spirits being impacted by the economic downturn. Despite this, industry sources indicate that the wine industry experienced its fourteenth consecutive year and the spirits industry its tenth consecutive year of growth by volume. This growth appears to be attributable to competitive pricing, television advertising, increased merchandising, and increased consumer interest in wine and spirits. Recently, the wine industry has been aided, on a limited basis, by its ability to sell outside of the three tier system allowing sales to be made directly to the consumer.

In the past several years, several major distilled spirits producers and national brewers have introduced flavored alcohol beverages. Products such as Smirnoff Ice, Bacardi Silver and Mike’s Hard Lemonade have captured sizable market share in the higher priced end of the malt beverage industry. The Company believes sales of these products, along with strong growth in the imported and craft beer segments of the malt beverage industry, contributed to an increase in the overall U.S. alcohol market. These products are particularly popular in certain regions and markets in which the Company sells its products.

A significant portion of the Company’s sales continue to be in the Pacific Northwest and in California, which the Company believes are among the most competitive craft beer markets in the United States, both in terms of number of participants and consumer awareness. The Company believes that these areas offer significant competition to its products, not only from other craft brewers but also from the growing wine market and from flavored alcohol beverages. This intense competition is magnified because some of the Company’s brands are viewed as being relatively mature. The Company’s marketing studies have indicated that, while the Company’s brands do possess brand awareness among targeted consumers, they do not appeared to attract key consumers who seem to be more interested in experimenting with new products. The Company’s recent marketing efforts have been to focus on new product introductions and generating consumer interest in these offerings while strengthening the identities of the Company’s flagship brands.

Alcohol Beverage Regulation and Taxation

The Company’s business is highly regulated at the federal, state and local level. Federal, state and local laws and regulations govern the production and distribution of beer, including permitting, licensing, trade practices, labeling, advertising and marketing, distributor relationships and various other matters. A variety of federal, state and local governmental entities and authorities also levy various taxes, license fees and other similar charges and may require bonds to ensure compliance with applicable laws and regulations.

Licenses and Permits.  All of the Company’s breweries and pubs are subject to licensing, permitting and approvals by a number of governmental authorities at the federal, state and local level. At the federal level, the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Treasury Department (“TTB”) administers and enforces the federal laws and tax code provisions related to the production and taxation of alcohol products. The Company produces its products pursuant to a federal brewers’ notice; the Company is required to file an amended brewers’ notice any time there is a material change in the production processes, production equipment, brewing or warehousing locations, brewery ownership or brewery management. TTB permits are also required in connection with entering into a contract brewing arrangement and entering into an alternating proprietorship agreement, such as our arrangement with Kona. The TTB permits and registrations held by the Company may be suspended, revoked or otherwise adversely affected for failure on the Company’s part to pay taxes, keep proper accounts, pay fees, bond premises, abide by applicable federal regulations or to notify the TTB of any material change. The Company’s operations are subject to audit and inspection by the TTB at any time.

At the state and local level, the level of regulation varies widely. Certain jurisdictions in which the Company operates merely require notice of any material change in the Company’s operations, management or ownership, while other jurisdictions in which the Company operates require the Company to submit advance approvals, requiring that new licenses, permits or approvals be applied for and obtained prior to a change in the Company’s management or ownership. Licenses, permits and approvals issued by state regulatory agencies may be revoked for similar reasons to those of the TTB. State and local laws and regulations governing the sale of malt beverages within a particular state, especially for an out-of-state brewer, vary from locale to locale.

Taxation.  The federal government and all of the states in which the Company operates levy excise taxes on beer. For brewers that produce less than two million barrels annually; the tax rate is $7 per barrel on the first 60,000 barrels shipped or removed for consumption during a year; and $18 per barrel for each barrel in excess of 60,000 barrels. Brewers that produce two million barrels or more annually are taxed at $18 per barrel for all barrels sold or removed from consumption. Individual states that the Company operates in also impose excise taxes on beer and other alcohol beverages in varying amounts, which have been subject to change.

Federal and State Environmental Regulation.  The Company’s brewery operations are subject to environmental regulations and local permitting requirements and agreements regarding, among other things, air emissions, water discharges and the handling and disposal of hazardous wastes. While the Company has no reason to believe the operations of its facilities violate any such regulation or requirement, if such a violation were to occur, or if environmental regulations were to become more stringent in the future, the Company could be adversely affected.

Dram Shop Laws.  The serving of alcoholic beverages to a person known to be intoxicated may, under certain circumstances, result in the server being held liable to third parties for injuries caused by the intoxicated customer. The Company’s pubs and restaurants have addressed this issue by maintaining relatively reasonable hours of operations and routinely performing training for their personnel. Although the Company maintains what it believes to be adequate insurance coverage for this type of event, significant damage awards against the Company in excess of this coverage could adversely affect the Company’s financial condition or results of operations.

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

Employees

At December 31, 2009, the Company employed approximately 400 people, including 158 employees in the pubs, restaurant and retail stores, 134 employees in production, 75 personnel in sales and marketing, and 34 employees in corporate and administration. The pubs and restaurants have 87 part-time employees and 11 seasonal or temporary employees, both of which are included in the totals above. The Company believes its relations with its employees to be good.

Available Information

Our Internet address is www.craftbrewers.com. There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission (“SEC”). Our SEC reports can be accessed through the investor relations section of our Web site. The information found on our Web site is not part of this or any other report we file with or furnish to the SEC.

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

Our business is sensitive to reductions in discretionary consumer spending, which may result from the prolonged U.S. economic recession.  Consumer demand for luxury or perceived luxury goods, including craft beer, are sensitive to downturns in the economy and the corresponding impact on discretionary spending. For 2009, the overall craft beer segment has continued to grow in the face of the challenging economic environment; however, there is no assurance that it will continue to enjoy growth in future periods as the U.S. economic recession persists. Changes in discretionary consumer spending or consumer preferences brought about by the factors such as perceived or actual general economic conditions, job losses and the resultant rising unemployment rate, the current housing crisis, the current credit crisis, perceived or actual disposable consumer income and wealth, the current U.S. economic recession and changes in consumer confidence in the economy, could significantly reduce customer demand for craft beer in general, and the products we offer specifically. Certain of our core markets, particularly in the West, have been harder hit by the current economic recession, with job loss and unemployment rates in excess of the national averages. Furthermore, any of these factors may cause consumers to substitute our products with the fuller-flavored national brands or other more affordable, although lower quality, alternatives available to consumers. In either event, this would likely have a significant negative impact on our operating results.

Increased competition could adversely affect sales and results of operations.  We compete in the highly competitive craft brewing market as well as in the much larger high-end beer category, which includes the high-end imported beer segment and fuller-flavored beer offered by major national brewers. Beyond this category of the beer market, craft brewers, including us, have also faced increasing competition from producers of wine, spirits and flavored alcohol beverages offered by the larger spirit producers and national brewers. Increasing competition could cause our future sales and results of operations to be adversely affected. Our rate of future growth in sales revenues is volatile and could be negative. We have historically operated with little or no backlog and, therefore, our ability to predict sales for future periods is limited.

We are dependent upon our continuing relationship with A-B and the current distribution network.  Substantially all of our products are sold and distributed through A-B. If our amended A-B Distribution Agreement were terminated, we would be faced with a number of operational tasks, including implementing information technology systems to manage our supply chain including order management and logistics efforts, establishing and maintaining direct contracts with the existing wholesaler and distributor network or negotiating agreements with replacement wholesalers and distributors on an individual basis, and enhancing our credit evaluation and regulatory processes. Such an undertaking would require a significant number of organizational personnel devoted to the effort and substantial time to complete, during which the distribution of our products may be impaired. The costs of such an undertaking could exceed the total fees that we currently pay to A-B.

Presently, we distribute our products through a network of more than 540 independent wholesale distributors, most of which are geographically contiguous and independently owned and operated, and 11 branches owned and operated by A-B. If we are required to negotiate agreements with replacement wholesalers and distributors on an individual basis, it may be challenging for us to build a distribution network as seamless and contiguous as the one we currently enjoy through A-B.

Our agreements with A-B place limitations on our ability to engage in or reject certain transactions, including acquisitions and changes of control.  The amended Exchange Agreement requires us to obtain the consent of A-B prior to taking certain actions, or to offer to A-B a right of first refusal. The practical effect of these restrictions is to grant A-B the ability to veto certain transactions that management may believe to be in the best interest of our shareholders, including our expansion through acquisitions of other craft brewers or new brands, mergers with other brewing companies or distribution of our products outside of the United States. As a result, our financial condition, results of operations, cash flows and the trading price of our common stock may be adversely affected.

A-B has significant control and influence over us.  As of December 31, 2009, A-B owns approximately 35.5% of our outstanding common stock and, under the amended Exchange Agreement, has the right to appoint two designees to our board of directors and to observe the conduct of all board committees. As a result, A-B is able to exercise significant control and influence over us and matters requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions, such as another merger or other sale of our assets. This could limit the ability of other shareholders to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control of us. In addition, A-B may have actual or potential interests that are divergent from the remainder of our shareholders. The securities markets may also react unfavorably to A-B’s ability to influence certain matters involving the Company, which may have an adverse impact on the trading price of our common stock.

The impact of A-B’s ownership by a global consumer products conglomerate on our business remains unclear.  On November 18, 2008, InBev acquired the parent company of A-B and changed the acquiring entity’s name to Anheuser-Busch Inbev to reflect the combined operations. Anheuser-Busch Inbev, headquartered in Leuven, Belgium, is the leading global brewer and one of the world’s top five consumer products companies. Anheuser-Busch InBev manages a portfolio of over 200 brands that includes global flagship brands Stella Artois and Beck’s, in addition to A-B’s Budweiser. Introduction of and support by A-B of these competing products, or other products developed or introduced by A-B or its parent, may reduce wholesaler attention and financial resources committed to our products. There is no assurance that we will be able to successfully compete in the marketplace against other A-B supported products or other products without the current level of support allotted to us by A-B. Such a change in A-B’s support level could cause our sales and results of operations to be adversely affected.

We may incur significant operational expenses as a result of changes in the A-B distribution network.  Given our relationship with A-B and the A-B distribution network, we may be required to take on additional tasks and responsibilities to retain our position within the network. For example, A-B has elected to phase out its WSCs, which is likely to cause the Company to incur incremental costs for shipping to master wholesalers that provide similar cross-docking services that the WSCs provided previously. The WSC phase out and similar changes by A-B could have a material adverse effect on our financial condition, results of operations and cash flows.

We are dependent on our distributors for the sale of our products.  Although substantially all of our products are sold and distributed through A-B, we continue to rely heavily on distributors, most of which are independent wholesalers, for the sale of our products to retailers. Any disruption in the ability of the wholesalers, A-B, or us to distribute products efficiently due to any significant operational problems, such as wide-spread labor union strikes or the loss of a major wholesaler as a customer, could hinder our ability to get our products to retailers and could have a material adverse impact on our sales, results of operations and cash flows.

We are dependent on certain A-B information systems and operational support.  We rely on the A-B supply-chain, order management, logistics and other financial systems to support our operations, particularly for the distribution of our products. As the maintenance and upkeep of these systems is under A-B’s control, any disruption or revisions to these systems will be remedied or made at A-B’s direction. Any interruption or disruption in these critical information services could have a material adverse effect on our financial condition, results of operations and cash flows.

We face liquidity risk.  As of December 31, 2009, we have approximately $26.2 million in outstanding borrowed debt, principally financed by one lender. The terms of the loan agreement require that we meet certain financial covenants. Although we expect to meet these covenants in the future, we have been unable to meet the covenants associated with our loan agreement in the past, requiring us to seek modification of the agreement and the associated covenants with our lenders in 2008. We may not be able to generate financial results sufficient to meet the financial covenant measurements, causing us to be in violation of the loan agreement. Failure to meet the covenants required by the loan agreement is an event of default and, at its option, the lender could deny a request for a waiver and declare the entire outstanding loan balance immediately due and payable. In such a case, we would seek to refinance the loan with one or more lenders, potentially at less desirable terms. Given the current economic environment and the tightening of lending standards by many financial institutions, including some of the lenders from which we might seek credit, there can be no guarantee that additional financing would be available at commercially reasonable terms, if at all.

Operating breweries at production levels substantially below their current designed capacities could negatively impact our gross margins.  At December 31, 2009, the annual working capacity of our breweries totaled approximately 929,000 barrels. Due to many factors including seasonality and production schedules of various draft products and bottled products and packages, actual production capacity will rarely, if ever, approach full working capacity. We believe that capacity utilization of the breweries will fluctuate throughout the year, and even though we expect that capacity of our breweries will be efficiently utilized during periods when our sales are strongest, there likely will be periods when the capacity utilization will be lower. If we are unable to achieve significant sales growth, the resulting excess capacity and unabsorbed overhead will have an adverse effect on our gross margins, operating cash flows and overall financial performance. We periodically evaluate whether we expect to recover the costs of our production facilities over the course of their useful lives. If facts and circumstances indicate that the carrying value of these long-lived assets may be impaired, an evaluation of recoverability will be performed by comparing the carrying value of the assets to projected future undiscounted cash flows along with other quantitative and qualitative analyses. If we determine that the carrying value of such assets does not appear to be recoverable, we will recognize an impairment loss by a charge against current operations, which could have a material adverse effect on our financial position and results of operations.

Our sales are concentrated in the Pacific Northwest and California.  More than 60 percent of our sales in 2009 were in the Pacific Northwest and California and, consequently, our future sales may be adversely affected by changes in economic and business conditions within these areas. We also believe these regions are among the most competitive craft beer markets in the United States, both in terms of number of market participants and consumer awareness. The Pacific Northwest and California offer significant competition to our products, not only from other craft brewers but also from the increasing wine market and from flavored alcohol beverages.

The craft beer business is seasonal in nature, and we are likely to experience fluctuations in results of operations and financial condition.  Sales of craft beer products are somewhat seasonal, with the first and fourth quarters historically being lower and the rest of the year generating stronger sales. As well, our sales volume may also be affected by weather conditions and selling days within a particular period. Therefore, the results for any given quarter will likely not be indicative of the results that may be achieved for the full fiscal year. If an adverse event such as a regional economic downturn or poor weather conditions should occur during the second and third quarters, the adverse impact to our revenues would likely be greater as a result of the seasonal business.

Changes in consumer preferences or public attitudes about alcohol could decrease demand for our products.  If consumers were unwilling to accept our products or if general consumer trends caused a decrease in the demand for beer, including craft beer, it would adversely impact our sales and results of operations. If the markets for wine, spirits or flavored alcohol beverages continue to grow, this could draw consumers away from the beer industry in general and our products specifically and have an adverse effect on our sales and results of operations. Further, the alcoholic beverage industry has become the subject of considerable societal and political attention in recent years due to increasing public concern over alcohol-related social problems, including drunk driving, underage drinking and health consequences from the misuse of alcohol. As an outgrowth of these concerns, the possibility exists that advertising by beer producers could be restricted, that additional cautionary labeling or packaging requirements might be imposed or that there may be renewed efforts to impose at either the federal or state level, increased excise or other taxes on beer sold in the United States. If beer consumption in general were to fall out of favor among domestic consumers, or if the domestic beer industry were subjected to significant additional governmental regulation, it would likely have a significant adverse impact on our financial position, operating results and cash flows.

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

Our gross margin may fluctuate.  Future gross margin may fluctuate and even decline as a result of many factors, including product pricing levels including the extent of price promotion; sales mix between draft and bottled product sales and within the various bottled product packages; level of fixed and semi-variable operating costs; level of production at our breweries in relation to current production capacity; availability and prices of raw materials, production inputs such as energy, and packaging materials; and rates charged for freight and federal or state excise taxes. The high percentage of fixed and semi-variable operating costs for our cost structure causes our gross margin to be particularly sensitive to relatively small changes in sales volume.

We are subject to governmental regulations affecting our breweries and pubs.  Federal, state and local laws and regulations govern the production and distribution of beer, including permitting, licensing, trade practices, labeling, advertising and marketing, distributor relationships and various other matters. A variety of federal, state and local governmental authorities also levy various taxes, license fees and other similar charges and may require bonds to ensure compliance with applicable laws and regulations. Certain actions undertaken by the Company may cause the TTB or any particular state or jurisdiction to revoke its license or permit, restricting the Company’s ability to conduct business. One or more regulatory authorities could determine that the Company has not complied with applicable licensing or permitting regulations or has not maintained the approvals necessary for the Company to conduct business within its jurisdiction. If licenses, permits or approvals necessary for our brewery or pub operations were unavailable or unduly delayed, or if any permits or licenses that we hold were to be revoked, our ability to conduct business may be disrupted, which would have a material adverse effect on the Company’s financial position, results of operations and cash flows.

We believe that we currently have all of the licenses, permits and approvals required for our current operations. However, we do business in almost every state with our products being distributed though the A-B distribution network, and for many of these states, we rely on the licensing, permitting and approvals maintained by A-B. If a state or a number of states required us to obtain our own licensing, permitting or approvals to operate within the state’s boundaries, a combination of events may occur, including a disruption of sales or significant increases in compliance costs. If licenses, permits or approvals not previously required for the sale of our malt beverage products were to be suddenly required, the ability to conduct our business could be disrupted, which is likely to have an adverse affect on our financial condition, results of operations and cash flows.

An increase in excise taxes could adversely affect our financial condition and results of operations.  The U.S. federal government currently levies an excise tax of $18 per barrel on beer sold for consumption in the United States; however, brewers that produce less than two million barrels annually are taxed at $7 per barrel on the first 60,000 barrels shipped, with the remainder of the shipments taxed at the normal rate. Individual states that the Company operates in also impose excise taxes on beer and other alcohol beverages in varying amounts, which have been subject to change. Federal and state legislators routinely consider various proposals to impose additional excise taxes on the production of alcoholic beverages, including beer. Due in part to the prolonged economic recession and the follow-on effect on state budgets, a number of states are proposing legislation that would lead to significant increases in the excise tax rate on alcoholic beverages for their states. Any such increases in excise taxes, if enacted, would adversely affect our financial condition, results of operations and cash flows.

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

We may experience a shortage of kegs necessary to distribute draft beer.  We distribute our draft beer in kegs that are owned by us as well as leased from a third-party vendor, and on a limited basis from A-B. During periods when we experience stronger sales, we may need to rely on kegs leased from A-B and the third-party vendor to address the additional demand. If shipments of draft beer increase, we may experience a shortage of available kegs to fill sales orders. If we cannot meet our keg requirements through either lease or purchase, we may be required to delay some draft shipments. Such delays could have an adverse impact on sales and relationships with wholesalers and A-B. We may also decide to pursue other alternatives for leasing or purchasing kegs, but there is no assurance that we will be successful in securing additional kegs.

Our use of fixed price contracts for significant portions of our key raw materials may result in a cost structure greater than our competitors.  According to industry and media sources, costs for many of the Company’s primary raw materials, including barley, wheat and hops, increased significantly over the period from 2006 to 2008, and for certain of the commodities, reached historic price levels. These increases were primarily the result of lower supplies due to various reasons, including farmers and agricultural growers curtailing or eliminating these commodities to grow other more lucrative crops, lower crop yields and unexpected crop losses. Over this period and continuing into 2009, the Company has utilized fixed price contracts to mitigate its exposure to price volatility and to secure availability of these critical inputs for its products. As the factors impacting supply described above abate and spot prices for these commodities fall, the Company will not immediately enjoy the full impact of favorable price movements, if any. This trend is expected to continue into the early part of 2010 while purchases under our current contracts are consummated. The Company will continue to seek opportunities to secure longer-term pricing and security for its key raw materials while balancing the opportunities for capturing favorable price movement as circumstances dictate.

We are dependent on certain suppliers for key raw materials, packaging materials and production inputs.  Although we seek to maintain back-up and alternative suppliers for all key raw materials and production inputs, we are reliant on certain third parties for key raw materials, packaging materials and utilities. Any disruption in the willingness or ability of these third parties to supply these critical components could hinder our ability to continue production of our products, which could have a material adverse impact on our financial condition, results of operations and cash flows.

Loss of income tax benefits could negatively impact our results of operations.  As of December 31, 2009, our deferred tax assets were primarily comprised of federal net operating losses (“NOLs”) of $27.1 million, or $9.2 million tax-effected; state NOL carryforwards of $294,000 tax-effected; and federal and state alternative minimum tax credit carryforwards of $221,000 tax effected. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income during the periods in which those temporary differences become deductible. As of December 31, 2009, we maintained a valuation allowance of $100,000 against certain of our deferred tax assets based on our assessment that it was more likely than not that these deferred tax assets would not be realized. To the extent that the Company is unable to generate adequate taxable income in future periods, the Company may be required to record an additional valuation allowance to provide for potentially expiring NOLs or other deferred tax assets for which a valuation allowance has not been previously recorded. Any such increase would generally be charged to earnings in the period of increase.

Our common stock could be de-listed from the NASDAQ Global Market if our stock price were to trade below $1.00 per share for an extended period of time.  Under NASDAQ’s Marketplace Rule 5810(c)(3)(A) (“Rule”), any company whose stock has a closing bid price less than $1.00 for 30 consecutive business days may be subject to a de-listing proceeding. The closing bid price for our stock has been less than $1.00 at various points during the first quarter of 2009; however it was for a period consisting of less than 30 consecutive days, so we were not subject to de-listing procedures as a result. Additionally, the NASDAQ had suspended the enforcement of the Rule for all listed companies, including ours, for the period beginning October 16, 2008 through July 19, 2009. In the event that we receive notice that our common stock is being subjected to de-listing procedures from the NASDAQ Global Market, NASDAQ rules permit us to appeal any de-listing determination by the NASDAQ staff to a NASDAQ Listing Qualifications Panel. Alternatively, NASDAQ may permit us to transfer the listing of our common stock to the NASDAQ Capital Market if we satisfy the requirements for initial inclusion set forth in Marketplace Rule 5505, except for the bid price requirement. We will consider the various options available to us if our common stock were to begin trading at a level that is unlikely to maintain compliance.

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

A small number of shareholders hold a significant ownership percentage of the Company and uncertainty over their continuing ownership plans could cause the market price of our common stock to decline.  As noted above, A-B has a significant ownership stake in the Company. In addition, the founders of Widmer and their close family members own more than 3.7 million shares of our common stock, which they received in the Merger. Collectively, these two groups own 57.3% of the Company. The lock-up agreements that we had with certain members of the Widmer family that restricted the transfer or sale of shares have expired. Therefore, all of these shares, which are held by a limited number of entities, are available for sale in the public market, subject to volume, manner of sale and other limitations under Rule 144 in the case of shares held by any of these shareholders who are affiliates of the Company. Such sales in the public market or the perception that such sales could occur, could cause the market price of our common stock to decline.

Our relationships with Kona and FSB may not provide anticipated benefits.  As a result of the Merger, we have a 20% equity interest in Kona and a 42% equity interest in FSB; however as a result of the Merger, we recorded these investments as our percentage share of the associated fair value of the entities, resulting in an amount greater than our percentage share of the net book value of the corresponding entity. As a result of declines deemed to be other than temporary in the estimated future profitability of these entities, we recorded charges to loss on impairment of $100,000 and $1.3 million associated with our corporate investment in Kona and FSB, respectively, for the year ended December 31, 2008. If the sales or operations of Kona or FSB experience declines that are deemed to be other than temporary in nature and substantial in volume or quantity, our analyses of the fair values of these equity investments as compared with their carrying values may indicate that additional impairment losses have been incurred. Any such impairment losses would be charged against current operations.

The fair value of our intangible Widmer trademark asset may experience future declines.  One of the assets acquired in the Merger was the intangible Widmer trademark, which we recorded at its estimated fair value of $16.3 million as of the effective date of the Merger. As a result of a decrease in the estimated cash flows associated with this asset, our analysis concluded that a decrease in the fair value of this asset had occurred. This resulted in our recognizing a loss on impairment of this asset of $6.5 million during the fourth quarter of 2008. If we experience a substantial decrease in sales growth for Widmer-branded products for any reason, a further decrease in the cash flows projected to be generated by this asset may occur. If this decrease is significant, our analysis of the fair value of this intangible asset as compared with its carrying value may indicate that an additional impairment loss has been incurred. Any such impairment loss would be charged against current operations.

We do not intend to pay and are limited in our ability to declare or pay dividends; accordingly, shareholders must rely on stock appreciation for any return on their investment in us.  We do not anticipate paying cash dividends in the future. Further, due to our loan agreement with Bank of America, N.A. (“BofA”) as modified, we are not able to declare or pay a dividend without BofA’s prior consent. As a result, only appreciation of the price of our common stock will provide a return to shareholders. Investors seeking cash dividends should not invest in our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company currently owns and operates three highly automated small-batch breweries, the Washington Brewery, the Portland Brewery and the New Hampshire Brewery, as well as a small, manual brewpub-style brewing system at the Rose Quarter Brewery. The Company leases the sites upon which the New Hampshire Brewery and Rose Quarter Brewery are located, in addition to its office space and warehouse locations in Portland, Oregon for its corporate, administrative and sales functions. These operating leases expire at various times between 2011 and 2047. Certain of these leases are with entities that have members that include related parties to the Company. See Notes 16 and 17 to the Financial Statements included elsewhere herein for further discussion regarding these arrangements. The Company’s annual production capacity is estimated assuming a total of two weeks shut down for maintenance and other interruptions. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” for a discussion of the factors considered in developing annual working capacity.

The Washington Brewery.  The Washington Brewery, located on approximately 22 acres (17 of which are developable) in Woodinville, Washington, a suburb of Seattle, is across the street from the Chateau Ste. Michelle Winery and next to the Columbia Winery. The Washington Brewery is comprised of an approximately 88,000 square-foot building, a 40,000 square-foot building and an outdoor tank farm. The two buildings house a 100-barrel brewhouse, fermentation cellars, filter rooms, grain storage silos, a bottling line, a keg filling line, dry storage, two coolers and loading docks. The brewery includes a retail merchandise outlet and the Forecasters Public House, a 4,000 square-foot family-oriented pub that seats 200 patrons and features an outdoor beer garden that seats an additional 200 people. Additional entertainment facilities include a 4,000 square-foot special events room accommodating up to 250 people. The brewery also houses office space, in a portion of which some of the Company’s operations staff are located. The remaining space is leased out to a third party under a month-to-month operating agreement. The brewery’s annual production capacity as of the end of the 2009 year was approximately 236,000 barrels, which is also the expected annual production capacity for 2010.

The Oregon Brewery.  The Oregon Brewery, located in Portland, Oregon, is comprised of an approximately 135,000 square-foot building housing the primary brewery equipment, a 40,000 square-foot building and a 10,000 square-foot addition. The three structures house a 230-barrel brewhouse, fermentation cellars, filter rooms, grain storage silos, a bottling line, a keg filling line, dry storage, two coolers and loading docks. The brewery includes a retail merchandise outlet and the Gasthaus Pub and Restaurant, a 3,100 square-foot family-oriented pub that seats 125 patrons. There are also two special events rooms that combined represent 3,700 square feet and can accommodate up to 125 people. The brewery also houses office space, where most of the Company’s corporate and sales and marketing staff is located. The brewery’s annual production capacity as of the end of the 2009 year is approximately 481,000 barrels, which is also the expected annual production capacity for 2010.

The New Hampshire Brewery.  The New Hampshire Brewery is located on approximately 23 acres in Portsmouth, New Hampshire. The Company leases the land under a contract that expires in 2047, with an option to renew for up to two seven-year extensions. The New Hampshire Brewery is modeled after the Washington Brewery and is similarly equipped, but is larger in design, covering 125,000 square feet to accommodate all phases of the Company’s brewing operations under one roof. Also included is a retail merchandise outlet; the Cataqua Public House, a 4,000 square-foot family-oriented pub with an outdoor beer garden, and a special events room accommodating up to 250 people. Production began in October 1996, with an initial brewing capacity of approximately 100,000 barrels per year. In order to accommodate sales growth, the Company has steadily expanded the production capacity at this location. As of December 31, 2009, the brewery’s annual production capacity is approximately 212,000 barrels, which is also the expected annual production capacity for 2010.

The Rose Quarter Brewery.  The Company also operates a second location in Portland, Oregon, which is a pilot 10-barrel brewhouse at the Rose Quarter. The Rose Quarter is a sport and entertainment venue featuring two multi-purpose arenas, including the home arena for the National Basketball Association’s Portland Trail Blazers professional basketball team.

Substantially all of the personal property and the real properties associated with the Oregon Brewery and the Washington Brewery secure the Company’s loan agreement with BofA. See Notes 5 and 8 to the Financial Statements included elsewhere herein.

Item 3.	Legal Proceedings

The Company is involved from time to time in claims, proceedings and litigation arising in the normal course of business. The Company believes that, to the extent that any pending or threatened litigation involving the Company or its properties exists, such litigation will not likely have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

Item 4.	Reserved

Executive Officers of the Company

Terry E. Michaelson (56) — Chief Executive Officer

Mr. Michaelson has served as the Company’s Chief Executive Officer since November 13, 2008 and was the Company’s Co-Chief Executive Officer prior to that beginning with the effective date of the Merger, July 1, 2008. He served as President of Craft Brands from July 2004 to July 1, 2008. From March 1995 to June 2004, he served as Chief Operating Officer and Executive Vice President of Widmer, and from January 1994 to June 2004, Mr. Michaelson served as a director of Widmer.

Mark D. Moreland (45) — Chief Financial Officer and Treasurer

Mr. Moreland has served as the Company’s Chief Financial Officer and Treasurer since August 19, 2008 and prior to that was the Company’s Chief Accounting Officer, beginning with the effective date of the Merger. From April 1, 2008 to June 30, 2008, Mr. Moreland served as Chief Financial Officer of Widmer. He was Executive Vice President and Chief Financial Officer of Knowledge Learning Corporation from July 2006 to November 2007. From July 2005 to June 2006, Mr. Moreland held the positions of Interim CFO, Senior Vice President — Finance and Treasurer with Movie Gallery, Inc., which operates the Movie Gallery and Hollywood Entertainment video rental chains. From August 2002 to July 2005, he was Senior Vice President, Finance and Treasurer of Hollywood Entertainment Corporation, which Movie Gallery, Inc. acquired in April 2005. Movie Gallery and each of its U.S. affiliates filed voluntary petitions under Chapter 11 of the

U.S. Bankruptcy Code on October 16, 2007, and the plan of reorganization was subsequently confirmed by the U.S. Bankruptcy Court in 2008.

V. Sebastian Pastore (43) — Vice President, Brewing Operations and Technology

Mr. Pastore has served as Vice President, Brewing Operations and Technology for the Company since the Merger. Prior to that, Mr. Pastore has served as Vice President of Brewing of Widmer from March 2002 to the effective date of the Merger. From June 2000 to March 2002, he worked for Coca-Cola Enterprises. From December 1994 to June 2000, Mr. Pastore worked at Widmer serving as the Director of Brewing.

Martin J. Wall (38) — Vice President, Sales

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

Danielle A. Katcher (39) — Vice President, Marketing

Ms. Katcher was promoted to Vice President, Marketing for the Company effective March 1, 2010. Prior to that, Ms. Katcher served as Senior Director, Marketing for the Company since the effective date of the Merger. She served as Senior Director of Marketing for Craft Brands from April 2008 to the effective date of the Merger, and was the Brand Director, Redhook and Kona for Craft Brands from December 2006 to April 2008. Ms. Katcher served as Director of Innovation for Craft Brands from January 2006 to December 2006. Prior to joining Craft Brands in January 2006, Ms. Katcher was Director of Marketing for Harry’s Fresh Foods, serving in that capacity since January 2004.

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

The Company’s Common Stock trades on the Nasdaq Stock Market under the trading symbol “HOOK”. The table below sets forth, for the fiscal quarters indicated, the reported high and low sale prices of the Company’s Common Stock, as reported on the NASDAQ Stock Market:

	2009		2008
	High	Low	High	Low

First quarter	$1.32	$0.85	$6.63	$4.00
Second quarter	$2.78	$0.93	$4.90	$3.85
Third quarter	$4.20	$1.61	$4.89	$2.78
Fourth quarter	$3.87	$2.03	$3.80	$1.11

As of March 16, 2010, there were 682 common stockholders of record, although the Company believes that the number of beneficial owners of its common stock is substantially greater.

The Company has not paid any dividends since 1994, and has never declared or paid normal or ordinary dividends during its existence. Under the terms of the Company’s loan agreement with Bank of America, N.A. (“BofA”) as modified, the Company may not declare or pay dividends without BofA’s consent. The Company anticipates that for the foreseeable future, all earnings, if any, will be retained for the operation and expansion of its business and that it will not pay cash dividends. The payment of dividends, if any, in the future will be at the discretion of the board of directors and will depend upon, among other things, future earnings, capital requirements, restrictions in future financing agreements, the general financial condition of the Company and general business conditions.

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

The Company believes that the combined entity has the potential to secure efficiencies, beyond those that had already been achieved by its existing relationships with Widmer, in utilizing the two companies’ breweries and a united sales and marketing workforce, that is able to identify, quantify and execute targeted regional market opportunities across a broad platform as well as by reducing duplicate functions. Utilizing the combined breweries offers a greater opportunity to rationalize production capacity in line with product demand. The sales and marketing team of the combined entity will support further promotion of the products of its corporate investments, Kona Brewery LLC (“Kona”), which brews Kona malt beverage products, and to a lesser extent, the Fulton Street Brewery, LLC (“FSB”), which brews Goose Island malt beverage products.

Overview

Since its formation, the Company has focused its business activities on the brewing, marketing and selling of craft beers in the United States. The Company generated gross sales of $131.7 million and net income of $887,000 for the year ended December 31, 2009, compared with gross sales of $86.0 million and a net loss $33.3 million for the corresponding period in 2008. The Company generated earnings per share of $0.05 on 17.0 million shares for fiscal year 2009 compared with a loss per share of $2.63 on 12.7 million shares for fiscal year 2008. The results for the year ended December 31, 2008 reflect a non-cash charge of $30.6 million as a loss on impairment of assets recorded by the Company due to its analysis at year end of the estimated fair value of certain assets that were acquired by the Company in the Merger as compared to their respective carrying value in light of current economic circumstances. The comparability of the two fiscal periods is further impacted by the Merger, which occurred during the second half of 2008.

The Company’s sales volume (shipments) increased 38.3% to 587,500 barrels in 2009 as compared with 424,900 barrels in 2008, due primarily to the addition of shipments of Widmer- and Kona-branded products as a result of the Merger for a full year of 2009 as compared with sales of these products only for the second half of 2008. For the first six months of 2008, before the effective date of the Merger, the Company sold Widmer Hefeweizen pursuant to a licensing arrangement with Widmer.

Since July 1, 2008, the Company has produced its specialty bottled and draft Redhook-branded and Widmer-branded products in its four Company-owned breweries, one in the Seattle suburb of Woodinville, Washington (“Washington Brewery”), another in Portsmouth, New Hampshire (“New Hampshire Brewery”), and two in Portland, Oregon. Of the two in Portland, Oregon, one is the Company’s largest production facility (“Oregon Brewery”) and the other its smallest, a manual brewpub-style brewery at the Rose Quarter (“Rose Quarter Brewery”). The Company sells these products in addition to the Kona branded products predominantly to Anheuser-Busch, Incorporated (“A-B”) and its network of wholesalers pursuant to the July 1, 2004 Master Distributor Agreement (the “A-B Distribution Agreement”), as amended. These products are readily available in 48 states.

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

The Company also derives other revenues from sources including the sale of retail beer, food, apparel and other retail items in its three brewery pubs. The Company added the third pub, located in Portland, Oregon and adjacent to the Oregon Brewery, in the Merger.

In conjunction with the Merger, the Company acquired from Widmer a 20% equity ownership in Kona and a 42% equity ownership in FSB, brewer of Goose Island-branded products. Both investments are accounted for under the equity method of accounting.

Prior to July 1, 2008, the Company produced its specialty bottled and draft Redhook-branded products at the Washington Brewery and the New Hampshire Brewery. The Company distributed these products in the Midwest and Eastern United States pursuant to the A-B Distribution Agreement and in the western United States through Craft Brands Alliance LLC (“Craft Brands”). In addition to the sale of Redhook-branded beer, the Company also brewed, marketed and sold Widmer Hefeweizen in the Midwest and Eastern United States in conjunction with a 2003 licensing agreement with Widmer and brewed Widmer-branded products for Widmer under contract brewing arrangements.

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

For additional information regarding the A-B Distribution Agreement and Craft Brands, see Part 1, Item 1, Business “— Product Distribution,” “— Relationship with Anheuser-Busch, Incorporated” and “— Relationship with Craft Brands Alliance LLC.”

The Company’s sales are affected by several factors, including consumer demand, price discounting and competitive considerations. The Company competes in the highly competitive craft brewing market as well as in the much larger beer, wine, spirits and flavored alcohol markets, which encompass producers of import beers, major national brewers that produce fuller-flavored products, large spirit companies, and national brewers that produce flavored alcohol beverages. The craft beer segment is highly competitive due to the proliferation of small craft brewers, including contract brewers, and the large number of products offered by such brewers. Certain national domestic brewers have also sought to appeal to this growing demand for craft beers by producing their own fuller-flavored products. These fuller-flavored products have been most successful within the wheat beer category, including Shock Top Belgian White and Blue Moon Belgian White. These beers are generally considered to be within the same category as the Company’s Hefeweizen beer, putting them in direct competition. The wine and spirits market has also experienced significant growth in the past five years or so, attributable to competitive pricing, increased merchandising, and increased consumer interest in wine and spirits. In recent years, the specialty segment has seen the introduction of flavored alcohol beverages, the consumers of which, industry sources generally believe, correlate closely with the consumers of the import and craft beer products. Sales of these flavored alcohol beverages were initially very strong, but growth rates have slowed in recent years. While there appear to be fewer participants in the flavored alcohol category than at its peak, there is still significant volume associated with these beverages, particularly in certain regions and markets in which the Company sells its products. As the number of participants and number of different products offered in this segment have increased significantly in the past ten years, the competition for bottled and draft product placements has intensified.

While the craft beer market has seen a significant growth in the number of competitors, the national domestic and international brewers have undergone a second round of consolidation, reducing the number of market participants at the top of the beer market. A number of factors have driven this consolidation, including the desire to capture market share and positioning as either the largest brewer or second largest brewer in any given market. The U.S. beer market, in which the Company competes, was once dominated by three companies, A-B, Miller Brewing Company and Adolph Coors Company. During the past decade, Miller Brewing Company and Adolph Coors Company were merged with international brewers, South African Brewers (“SAB”) and Molson of Canada, respectively, to increase the global market reach of their brands. During the current year, the resulting companies, SABMiller and MolsonCoors, completed the terms of a joint venture to merge their U.S. operations, competing under the name MillerCoors. Likewise, A-B was acquired by Belgium-based InBev in a deal consummated in the fourth quarter of 2008. Shipments for the two entities, A-B and MillerCoors, represented nearly 80% of the total U.S. market, including imports, since 2008.

Another factor driving consolidation is the desire on the part of these larger consolidated national brewers to control the rising cost of the majority of the inputs to the brewing process, primarily barley, wheat and hops, and packaging and shipping costs. While consolidation promises to alleviate these cost pressures for the national brewers, the Company faces these same pressures with limited resources available to achieve similar benefits.

The U.S. economic recession which began in the fourth quarter of 2008 and continued throughout 2009, has negatively affected most segments within the beer industry, which experienced an overall decline in shipment volumes in 2009 as compared with 2008. Domestic shipments of imported beer were particularly hard hit, with industry accounts reporting that imported beer suffered a nearly 10% decline in shipments for 2009 as compared with 2008 shipment levels. Certain channels were negatively affected, which had a greater impact on certain segments of the beer industry than others. These channels included restaurants and dining establishments, and convenience stores. For 2009, the craft beer segment showed moderate to strong growth from 2008 both in volume and total revenues in the face of these challenges.

Management periodically monitors the annual working capacity of each brewery in connection with production, resource and capital planning. Because an industry standard for defining brewery capacity does not exist, there are numerous variables that can be considered in arriving at an estimate of annual working capacity. In its latest analysis of annual working capacity, management reviewed each facility and considered the following factors, among others, in estimating annual working capacity:

•	Brewhouse capacity, fermentation capacity, and packaging capacity;

•	A normal production year;

•	The brand mix and associated product cycle times; and

•	Brewing losses and packaging losses.

As the conditions under which each brewery operates differs (including such variables as the age of the equipment and the local environment), the impact that these factors may have on the estimate of capacity also vary by brewery. For example, while the Oregon Brewery is constrained by the volume of beer that can be fermented there (the brewery can brew more beer than it can ferment), the New Hampshire Brewery and Washington Brewery are constrained by the size of their respective brewhouses (the breweries have adequate capacity to ferment all product that can be brewed at each).

Management estimates the Company’s working capacity based on the assumption that each brewery produces beer to its full working capacity throughout a 50 week year. As seasonality is a significant factor affecting the Company’s sales, the Company expects that the breweries’ capacity may only approach full capacity utilization during periods when the Company’s sales are strongest, i.e. the second and third quarters of any year, and there likely will be periods where the breweries’ capacity utilization will be lower.

Management estimates the annual working capacity after the Merger for its breweries as follows:

Annual Working
Capacity at
December 31, 2009
(In barrels)

Oregon Brewery(1)	481,000
Washington Brewery	236,000
New Hampshire Brewery	212,000

929,000

Note 1 — Excludes the annual working capacity for the Rose Quarter Brewery, which is less than 1,000 barrels.

In its latest analysis of annual working capacity, management determined that numerous production best practices implemented over the course of 2009 contributed to a significant increase in its total annual working capacity, especially at the Oregon Brewery, even while capital deployment was limited. At the New Hampshire Brewery, the Company incurred $4.9 million in capital expenditures for projects from the Merger through the fourth quarter of 2009, primarily intended to improve quality and increase capacity, including the installation of a chiller and a water treatment facility. These projects have enabled the Company to expand the brands produced at that facility, leading to an increase in annual working capacity. The Company anticipates that 2010 working capacity will continue to approximate 929,000 barrels due to a combination of these improvements and its estimated brand mix for the three facilities.

The Company’s capacity utilization has a significant impact on gross profit. Generally, as facilities operate at higher levels of capacity utilization, profitability is favorably affected as fixed and semi-variable operating costs, such as depreciation and production salaries, are spread over a larger base. As the Company has made significant investments both with its personnel and its capital, the Company has created a significant amount of working capacity, some of which remains unutilized. While the Company anticipates that future sales growth will fully absorb this amount eventually, the Company continues to aggressively evaluate other operating configurations and arrangements, including contract brewing, to improve the utilization of its production facilities and recoup these valuable investments.

In addition to capacity utilization, other factors that could affect gross margin include product pricing levels including the extent of price promotion; sales mix between draft and bottled product sales and within the various bottled product packages; availability and prices of raw materials, production inputs such as energy, and packaging materials; and rates charged for freight and federal or state excise taxes. Prior to July 1, 2008, sales to Craft Brands at a price substantially below wholesale pricing levels and sales of contract beer at a pre-determined contract price also affected cost of sales, gross margins and the comparability of fiscal periods.

Brand Trends

Widmer Brothers’ Beers.  The Widmer Brothers’ brand has experienced significant growth in recent years, led by the popular consumer response to the Hefeweizen category within the craft beer segment and the role that Widmer Hefeweizen has enjoyed as the number one beer in this category and a top 10 brand in the overall craft segment. This category continues to experience positive trends nationally, but has more recently seen a significant increase in competitive products from other craft brewers as well as offerings from large domestic brewers such as A-B’s Shock Top Belgian White and MillerCoors’ Blue Moon Belgian White attempting to participate in the same category. Widmer Hefeweizen has also been particularly impacted by the downturn in the restaurant industry as a result of the prolonged U.S. economic recession worsening during the fourth quarter of 2008 and continuing through 2009. This brand is significantly more dependent on on-premise sales than the Company’s other brands.

In an effort to keep Widmer Hefeweizen top of mind with consumers and to shift the emphasis of this brand from the on-premise market, during the second quarter of 2009, the Company began offering Widmer Hefeweizen in the Western U.S. markets in a 5-liter steel mini keg. The Company believes this allows consumers the opportunity to enjoy the draft experience of this brand at home.

As a result of the Merger, the Company has sold and marketed other Widmer-branded products besides Widmer Hefeweizen in the Midwest and Eastern United States. This has rounded out the Widmer-brand offering in these regions, giving the consumers in these areas a full Widmer brand family to enjoy, including Drop Top Amber Ale and Drifter Pale Ale. Drifter Pale Ale in its first year, launched in the first quarter of 2009, is already one of the top five brands in the Pale Ale category.

Except for Widmer-branded products brewed and shipped under the contract brewing arrangements and Widmer Hefeweizen shipped under the licensing agreement, sales and shipments for Widmer-branded product were not reflected in the Company’s statements of operations before the Merger.

Redhook Beers.  The Company engaged in systematic initiatives to rebranding Redhook IPA into Long Hammer IPA and relaunching this brand with new packaging and a concentrated focus as the Redhook flagship in January 2007. Leveraging off of the growth of the India Pale Ale (“IPA”) category, this rebranding effort resulted in an increase in shipments of Long Hammer IPA from 2007 to 2008 by approximately 15% and it became the number one brand in this category, a position it continued to enjoy at the end of 2009. As part of these initiatives, the Company reexamined its pricing strategy and increased the brand family to price points comparable to the market leaders in the last couple of years. As the IPA category continues its growth, the number of competitors entering this category has increased significantly, with scores of smaller craft brewers producing both draft and bottled products that compete directly with Long Hammer IPA. These smaller craft brewers’ products are especially effective in their local markets. The overall Redhook brand family, including

Long Hammer IPA, has been most competitive in its core and traditional markets where the brand identity is well established.

As discussed above, certain of the Company’s brands are mature. While this may create a certain resistance in stimulating growth of a particular brand, the customer loyalty and passion for this brand family exhibits a very strong bond. Redhook customers, particularly in its core and traditional markets, are communicative about and responsive to beers offered within the brand family, allowing the Company to leverage off of this enthusiasm in targeting its offerings. Both consumers and the wholesalers demonstrated considerable support for one of the Company’s seasonal offering, Copperhook Ale, which led the Company to begin offering this year round in its west coast markets. Similarly, vocal support from both loyal customers and the wholesaler and distributor network contributed greatly to the Company’s decision to resuscitate an offering from years ago as the seasonal Mudslinger Spring Ale.

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

Kona Brewing Beers.  Prior to its association with the Company, the Kona Brewing brand had experienced strong growth as a result of forming relationships with Widmer and Craft Brands beginning in 2004. Kona-branded products are relatively new outside of Hawaii and have been recently introduced into a number of new markets in the continental United States. As a result, Kona-branded products have experienced the rapid growth of a new brand that benefits from growing distribution and new trial from consumers. The brand family has a clear identity, the Company markets it as “Liquid Aloha”, which is easily grasped by consumers, and the beer is of high quality, making it easy to sell to wholesalers, retailers and consumers.

The Company identifies Longboard Island Lager as the brand family’s flagship, creating a direct connection to Hawaii with consumers, particularly in its core mainland market of California, a key market for the Company. In 2009, Longboard Island Lager continued to be a strong performer, among the leaders as measured by growth rates in shipments and experienced the most rapid growth during the year of any of the top 30 brands in the craft beer segment. Fire Rock Pale Ale is the number six brand in the Pale Ale category. The Company believes that the Kona brand’s growth potential is significant not only from organic growth within its current markets, but also from geographic expansion into the Eastern United States.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items from the Company’s Statements of Operations expressed as a percentage of net sales:

	Year Ended December 31,
	2009	2008

Sales	107.0%	107.8%
Less excise taxes	7.0	7.8

Net sales	100.0	100.0
Cost of sales	77.4	82.3

Gross profit	22.6	17.7
Selling, general and administrative expenses	20.5	24.9
Loss on impairment of assets	—	38.4
Merger-related expenses	0.2	2.2
Income from equity investment in Craft Brands	—	1.7

Operating income (loss)	1.9	(46.1)
Income from equity investments in Kona & FSB	0.4	—
Interest expense	(1.7)	(1.2)
Interest and other income, net	0.3	0.1

Income (loss) before income taxes	0.9	(47.2)
Income tax provision (benefit)	0.2	(5.5)

Net income (loss)	0.7%	(41.7)%

Non-GAAP Financial Measures

The Company’s loan agreement as modified subjects the Company to a financial covenant based on earnings before interest, taxes, depreciation and amortization (“EBITDA”). See “Liquidity and Capital Resources.” EBITDA is defined per the modified loan agreement and requires additional adjustments, among other items, to (a) exclude defined costs associated with restructuring, (b) adjust losses (gains) on sale or disposal of assets, and (c) exclude certain other non-cash income and expense items. Beginning with the third quarter of 2009, the financial covenants under the Company’s modified loan agreement are measured on a trailing four-quarter basis. EBITDA as defined under the modified loan agreement was $10.8 million for the four quarters ended December 31, 2009. The following table reconciles net income to EBITDA per the modified loan agreement for this period:

For the Trailing Four
Quarters Ended
December 31, 2009
(In thousands)

Net income	$887
Interest expense	2,139
Income tax provision	186
Depreciation expense	6,378
Amortization expense	935
Merger-related expenses	225
Other non-cash charges	74

EBITDA per the modified loan agreement	$10,824

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

The following table sets forth, for the periods indicated, a comparison of certain items from the Company’s Statements of Operations:

	Year Ended December 31,		Increase
	2009	2008	(Decrease)	% Change
	(Dollars in thousands)

Sales	$131,704	$86,013	$45,691	53.1%
Less excise taxes	8,595	6,252	2,343	37.5

Net sales	123,109	79,761	43,348	54.3
Cost of sales	95,349	65,646	29,703	45.2

Gross profit	27,760	14,115	13,645	96.7
Selling, general and administrative expenses	25,188	19,894	5,294	26.6
Loss on impairment of assets	—	30,589	(30,589)	(100.0)
Merger-related expenses	225	1,783	(1,558)	(87.4)
Income from equity investment in Craft Brands	—	1,390	(1,390)	(100.0)

Operating income (loss)	2,347	(36,761)	39,108	N/M
Income (loss) from equity investments in Kona and FSB	552	(11)	563	N/M
Interest expense	(2,139)	(993)	(1,146)	115.4
Interest and other income, net	313	110	203	184.5

Income (loss) before income taxes	1,073	(37,655)	38,728	N/M
Income tax provision (benefit)	186	(4,377)	4,563	N/M

Net income (loss)	$887	$(33,278)	$34,165	N/M

Note: N/M — Not Meaningful

Sales.  Total sales revenues increased $45.7 million in 2009 compared with 2008, due to the factors discussed below:

	Year Ended December 31,		Increase
Sales Revenues by Category	2009	2008	(Decrease)	% Change
	(Dollars in thousands)

A-B	$110,515	$62,364	$48,151	77.2%
Craft Brands	—	6,914	(6,914)	(100.0)
Contract brewing	431	2,956	(2,525)	(85.4)
Alternating proprietorship	10,744	5,761	4,983	86.5
Pubs and other(1)	10,014	8,018	1,996	24.9

Total Sales	$131,704	$86,013	$45,691	53.1%

Note 1 — Other includes international, non-wholesalers and other

•	An increase in shipments of 244,600 barrels or 74.4% to A-B from shipments of 328,600 barrels in 2008 to 573,200 barrels in 2009 due in large part to the effects of the Merger. This increase in shipments is primarily due to shipments of Widmer-branded products inclusive of all shipment activities and Kona-branded products pursuant to a distribution agreement with Kona. The Company did not sell Kona-branded products prior to the Merger, effective July 1, 2008, and only sold the Widmer-branded Widmer Hefeweizen under agreements with Craft Brands and with Widmer, as discussed below, which were terminated as a result of the Merger.

•	The increase in revenues was also due to shipments in the West being made via A-B at wholesale pricing levels for the entire period in 2009 as compared with 2008 during which the first six months prior to the Merger, shipments were made through Craft Brands at below wholesaler pricing levels. Contributing to this increase were price increases at the wholesale level for the Company’s draft and bottled products and the package mix shift towards a higher percentage of bottled products to total shipments for 2009 compared with 2008.

•	The termination of the Craft Brand distribution agreement and the contract brewing agreement with Widmer as a result of the Merger and the related merger of Craft Brands led to a reduction in sales revenues for Craft Brands and contract brewing of $6.9 million and $2.5 million, respectively, from fiscal year 2008 to fiscal year 2009. The decrease in contract revenues was partially offset by revenues earned during 2009, beginning in the third quarter, under the Company’s contract brewing arrangement with a third party.

•	Revenues included an increase of alternating proprietorship fees of $5.0 million earned from Kona for leasing the Oregon Brewery and sales of raw materials during all of 2009 while such leasing activity occurred only in the second half of 2008 as no such activity occurred prior to the Merger.

•	Revenues from pub and other sales increased by $2.0 million for 2009 primarily due to the sales generated by the pub in Portland, Oregon, for the full year in 2009 as compared with 2008, which were only for the second half of 2008 as a result of the Merger.

Shipments — Customer.  The following table sets forth a comparison of shipments by customer for the periods indicated:

	Year Ended December 31,
	2009 — Shipments			2008 — Shipments			Increase	%
	Draft	Bottle	Total	Draft	Bottle	Total	(Decrease)	Change
	(In barrels)

A-B	229,400	340,800	573,200	142,400	186,200	328,600	244,600	74.4%
Craft Brands	—	—	—	16,300	41,800	58,100	(58,100)	(100.0)
Contract brewing	5,000	—	5,000	16,500	14,500	31,000	(26,000)	(83.9)
Pubs and other(1)	7,100	5,200	9,300	5,300	1,900	7,200	2,100	29.2

Total shipped	241,500	346,000	587,500	180,500	244,400	424,900	162,600	38.3%

Note 1 — Other includes international, non-wholesalers, pubs and other

Total Company shipments increased 38.3% to 587,500 barrels in 2009 as compared with 424,900 barrels in 2008, primarily driven by shipments of Widmer-branded products acquired in the Merger and shipments of Kona-branded products pursuant to a distribution arrangement with Kona.

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

Pricing and Fees.  Average revenue per barrel on shipments of beer for 2009 was 11.3% higher than average revenue per barrel for 2008. Comparison between the two years has been significantly impacted by considerably lower average per barrel revenue for the first half of the year prior to the Merger. During 2009, the Company sold 97.6% of its beer through A-B at wholesale pricing levels throughout the United States. During the second half of 2008, the sales percentages through A-B were comparable at 98.4% and these sales were at wholesale pricing levels and included a similar sales territory; however, during the first half of 2008, the Company sold 36.4% of its product at wholesale pricing levels in the Midwest and Eastern United States, another 40.2% at lower than wholesale pricing levels to Craft Brands in the Western United States, and 21.4% at agreed-upon pricing levels for beer brewed on a contract basis.

Management believes that most, if not all, craft brewers are evaluating their pricing strategies in the face of the current economic environment and competitive landscape which is partially countered by an increased cost structure due to the costs of raw materials. Pricing changes implemented by the Company have generally followed pricing changes initiated by large domestic or import brewing companies. While the Company has implemented modest price increases during the past few years, some of the benefit has been offset by competitive promotions and discounting. The Company expects that product pricing will continue to demonstrate modest increases in the near term as tempered by the unfavorable economic climate, with the Company’s pricing expected to follow the general trend in the industry.

In connection with all sales through the A-B Distribution Agreement, as amended, the Company pays a Margin fee to A-B (“Margin”). The Margin does not apply to sales from the Company’s retail operations or to dock sales. The Margin also did not apply to the Company’s sales to Craft Brands during the first six months of 2008 because Craft Brands paid a comparable fee to A-B on its resale of the product. The A-B Distribution Agreement also provides for payment of Additional Margin for 2009 shipments and post-merger 2008 shipments in the United States and 2008 shipments before the Merger in the Midwest and Eastern United States that exceed 2003 shipments in the corresponding territories (“Additional Margin”). During the year ended December 31, 2009 and 2008, the Margin was paid to A-B on shipments totaling 573,200 barrels and 328,600 barrels, respectively. For the year ended December 31, 2009 and 2008, the Company recognized expense of $5.8 million and $3.1 million, respectively, related to the total of Margin and Additional Margin for A-B. These fees are reflected as a reduction of sales in the Company’s statements of operations.

As of December 31, 2009, the net amount due from A-B under all Company agreements with A-B totaled $1.8 million. In connection with the sale of beer pursuant to the A-B Distribution Agreement, the Company’s accounts receivable reflect significant balances due from A-B, and the refundable deposits and accrued expenses reflect significant balances due to A-B. Although the Company considers these balances to be due to or from A-B, the final destination of the Company’s products is an A-B wholesaler and payments by the wholesaler are settled through A-B. The Company purchases packaging, other materials and services under separate arrangements; balances due to A-B under these arrangements are reflected in accounts payable and accrued expenses. These amounts are also included in the net amount presented above.

Shipments — Brand.  The following table sets forth a comparison of shipments by brand for the periods indicated:

	Year Ended December 31,
	2009 — Shipments			2008 — Shipments			Increase	%
	Draft	Bottle	Total	Draft	Bottle	Total	(Decrease)	Change
	(In barrels)

Widmer brand(1)	144,600	141,100	285,700	100,700	76,800	177,500	108,200	61.0%
Redhook brand	50,100	133,500	183,600	61,000	139,800	200,800	(17,200)	(8.6)
Kona brand	41,800	71,400	113,200	18,800	27,800	46,600	66,600	142.9

Total shipped(2)	236,500	346,000	582,500	180,500	244,400	424,900	157,600	37.1%

Notes: 1 —	Shipments of Widmer-branded product for the first six months of 2008 are only those products brewed and shipped by the Company and do not include Widmer-branded products shipped by Widmer or Craft Brands. The Company’s shipments were made pursuant to a licensing agreement and contract brewing arrangements with Widmer, all of which were terminated in connection with the Merger.

2 —	Total shipments by brand exclude private label shipments produced under the Company’s contract brewing arrangement.

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

Shipments of bottled and packaged beer have steadily increased as a percentage of total shipments since the mid-1990’s; however, with the Merger and the resulting consolidation of all Widmer-branded shipping activities, this trend has reversed somewhat as a higher percentage of Widmer-branded products are sold as draft products than the Company’s historical experience. During the year ended December 31, 2009, 72.7% of Redhook-branded shipments were shipments of bottled beer as compared with 69.6% in the year ended December 31, 2008. Although the sales mix of Kona-branded beer is also weighted toward bottled product, it is somewhat less than Redhook-branded beer as 63.1% and 59.7% of Kona-branded shipments were bottled beer for the corresponding periods. The sales mix of Widmer-branded products contrasts significantly from that of these two brands with 49.4% and 43.3% of Widmer-branded products being bottled or packaged beer in 2009 and 2008, respectively. Although the average revenue per barrel for sales of bottled beer is typically significantly higher than that of draft beer, the cost per barrel is also higher, resulting in a gross margin that is approximately 10% less than that of draft beer sales.

Excise Taxes.  Excise taxes for the year ended December 31, 2009 increased $2.3 million, or 37.5%, primarily due to the increase in shipments of Widmer-branded products and Kona-branded products that were brewed at the New Hampshire Brewery, and the effect of the marginal excise tax rate on these shipments of $18 per barrel. Excise taxes for 2009 decreased as a percentage of net sales and on a per barrel basis when compared with the corresponding 2008 period because Kona was responsible for the excise tax on the Kona-branded shipments, except for Kona-branded products brewed at the New Hampshire Brewery, for which the Company is responsible for the applicable excise taxes.

Cost of Sales.  Cost of sales increased $29.7 million to $95.3 million for the year ended December 31, 2009 from $65.6 million in the same period of 2008 and increased by $7.79 or 5.0% on a per barrel basis from $154.50 per barrel for 2008 to $162.29 per barrel for 2009. Cost of sales decreased as a percentage of net sales; however, to 77.4% from 82.3% due primarily to the significant change in pricing attributable to the Merger and the product mix for the year ended December 31, 2009. The increase in total cost of sales for the 2009 year when compared with the 2008 year was primarily due to the Merger and the resulting change in operations including a 38.3% increase in shipments, the addition of a third brewery and a third restaurant for only the second half of 2008 as compared with a full year for 2009, a change in the mix of products shipped, the addition of the alternating proprietorship relationship, and the elimination of the licensing agreement and contract brewing arrangements for only the second half of 2008 as compared with the full year for 2009. The decrease in cost of sales as a percentage of sales was primarily due certain costs decreases for raw materials and shipping costs, as costs for these items moderated during 2009, and the Company’s cost initiatives and opportunities presented by the Merger as the Company has sought to aggressively manage its logistics and capture production efficiencies. While raw materials prices in 2008 for hops and malts were negatively impacted by abnormal increases, the effect on the Company’s results was mitigated somewhat by the Company’s use of medium-term contracts.

Cost of sales for the year ended December 31, 2009 includes the cost to produce all Widmer-branded products shipped as compared with the 2008 period, which included only certain activities associated with Widmer-branded products for the first six months of 2008. Prior to the Merger, the Company brewed a limited volume of Widmer-branded products pursuant to the licensing agreement and the contract brewing arrangements. During 2009, shipments of Widmer-branded products included those that would have been brewed by Widmer before the Merger in addition to Widmer-branded products historically brewed by the Company. The increase in direct costs to produce this incremental volume was only partially offset by the elimination of licensing fees paid to Widmer in connection with the licensing agreement that terminated upon consummation of the Merger. The year ended December 31, 2008 includes $165,000 for licensing fees paid to Widmer in connection with the Company’s shipment of 12,500 barrels of Widmer Hefeweizen in the Midwest and Eastern United States.

The annual working capacity of the Oregon Brewery at the time of acquisition in the Merger was approximately 377,000 barrels, nearly equal to the combined annual working capacity of the Company’s Washington and New Hampshire Breweries at the time of the Merger. As expected, cost of sales increased significantly as a result the Oregon Brewery’s fixed and semi-variable costs, including depreciation, utilities, labor, rent, and property taxes. For example, depreciation and amortization expense charged to cost of goods sold for the year ended December 31, 2009 increased by approximately 30.6%, or $1.6 million, over depreciation and amortization expense for the corresponding period in 2008. The operating results for the Company continue to be significantly affected by the results for the Oregon Brewery as this brewery represents 51.8% of the Company’s total estimated annual working capacity for 2010.

Inventories acquired pursuant to the Merger were recorded at their estimated fair values as of July 1, 2008, resulting in an increase (the “Step Up Adjustment”) over the cost at which these inventories were stated on the June 30, 2008 Widmer balance sheet. The July 1, 2008 Step Up Adjustment totaled approximately $1.0 million for raw materials acquired and $118,000 for work in process and finished goods acquired. During the year ended December 31, 2009 and 2008, approximately $474,000 and $430,000, respectively, of the Step Up Adjustment was amortized to cost of sales in connection with normal production and sales.

Based upon the Company’s average working capacity of 863,000 barrels and 572,400 barrels for 2009 and 2008, the utilization rate was 68.1% and 74.2%, respectively. Capacity utilization rates are calculated by dividing the Company’s total shipments by the average working capacity. See “Overview” for discussion of the Company’s methodology in calculating annual working capacity. The capacity utilization for the 2009 period has lagged the 2008 period due to the increases in working capacity caused by adding the Oregon Brewery and the production best practices implemented beginning with the date of the Merger through the end of 2009. The Company has a significant amount of unused working capacity, and while the Company anticipates that future sales growth will fully absorb this amount eventually, the Company continues to aggressively evaluate other operating configurations and arrangements, including contract brewing, to improve the near-term utilization of its production facilities. To this end, during the third quarter of 2009, the Company executed a two-year contract brewing arrangement under which the Company will produce beer as designated by a third party. The Company anticipates that the volume of this contract may be approximately 20,000 barrels in annual production, although the third party may designate an amount, either greater or lesser quantities, per the terms of the contract.

Cost of sales for 2009 and for second half of 2008 after the Merger includes costs associated with two distinct Kona revenue streams: (i) direct and indirect costs related to the alternating proprietorship arrangements with Kona and (ii) the cost paid to Kona for the Kona-branded finished goods that are marketed and sold by the Company to wholesalers through the A-B Distribution Agreement.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2009 increased 26.6% to $25.2 million from $19.9 million for the same period in 2008. SG&A expense decreased as a percentage of net sales; however, to 20.5% from 24.9% due primarily to the Company implementing its cost initiatives to reduce its SG&A platform for the post-Merger entity. Comparability of the two periods is difficult as the Merger resulted in a significant increase in sales, marketing and administrative functions. Prior to July 1, 2008, SG&A expense in the Company’s statement of operations reflected the sales and marketing efforts only for the Midwest and Eastern United States because Craft Brands performed these functions for the Western United States. In 2009, all promotion, marketing and sales efforts for the entire United States for all of the Company’s brand products are reflected in the Company’s statement of operations. In addition, the Company’s general and administrative costs increased significantly as the merged operations represent a greater span of operations than the Company before the Merger. The increase in general and administrative costs was primarily due to administrative salaries, professional fees and depreciation and amortization expense for the year ended December 31, 2009 compared with the prior period one year ago.

Partially offsetting the increase in SG&A expense discussed above, the Company has had a full year to execute a variety of cost reduction initiatives, including staff reductions in the fourth quarter of 2008, to fully leverage the expanded capabilities of the combined companies, most of which have allowed the Company to realize SG&A expense savings, especially in the latter half of 2009. The Company expects that it has realized the majority of cost savings available to it through these initiatives.

Other factors that impacted SG&A expense for the periods discussed above are as follows:

•	Finance, accounting and information technology functions performed in Woodinville, Washington prior to the Merger were transferred to staff in the Portland, Oregon office following the Merger. Because the transition of these functions was not complete until the end of the third quarter of 2008, selling, general and administrative expenses for 2008 include salaries and related administrative costs associated with both locations for an entire quarter.

•	The Company experienced a work-force reduction during the fourth quarter of 2008 as a result of the execution of its cost-containment strategies. This action was intended to reduce duplicative functions, but also represented a redeployment of certain functions to more profitable opportunities. During the fourth quarter of 2008, the Company recorded costs of $1.0 million for severance and benefit accruals related to this action. There were not significant costs associated with this action in 2009.

•	The Company incurs costs for the promotion of its products through a variety of advertising programs with its wholesalers and downstream retailers. These costs are included in SG&A expenses and frequently involve the local wholesaler sharing in the cost of the program. Reimbursements from wholesalers for advertising and promotion activities are recorded as a reduction to SG&A expenses in the Company’s statements of operations. Reimbursements for pricing discounts to wholesalers are recorded as a reduction to sales. The wholesalers’ contribution toward these activities was an immaterial percentage of net sales for the year ended December 31, 2009 and 2008, respectively.

Loss on Impairment of Assets.  During the year ended December 31, 2008, the Company recorded a non-cash charge of $30.6 million associated with a loss on the impairment of assets that were acquired as a result of the Merger. No loss on impairment of assets was recognized during the year ended December 31, 2009. In 2008, due to a combination of factors, including the U.S. economic environment, particularly during the fourth quarter, the Company’s expectations of a follow-on impact on consumer demand, the increase in competition from both other craft and specialty brewers and the fuller-flavored offerings from the national domestic brewers, and the Company’s plans for the near and medium term, the Company believed that impairments may have occurred to certain of its assets acquired in the Merger. Based on its analyses of its tangible and intangible assets, the Company determined that its goodwill asset was fully impaired, and the Company’s intangible Widmer trademark and its corporate investments were partially impaired. See further discussion below at Critical Accounting Policies and Estimates.

Merger-related Expenses.  In connection with the Merger, the Company incurred merger-related expenditures, including legal, consulting, meeting, filing, printing and severance costs. During 2009 and 2008, merger-related expenses totaling $225,000 and $1.8 million, respectively, were recorded as expenses in the Company’s statements of operations. The Company consummated the Merger effective July 1, 2008, and activities directly related to the Merger have been substantially completed. The Company does not anticipate that any additional costs will be recognized in future periods associated with the Merger.

The Company estimates that merger-related severance benefits totaling approximately $430,000 will be paid during 2010 and 2011 to all affected former Redhook employees and officers, and affected former Widmer employees. The Company has recognized all costs associated with its merger-related severance benefits, including these, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 420, Exit or Disposal Cost Obligations (formerly referenced as Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities). The Company recognized severance costs of $225,000 and $1.5 million as merger-related expense in the Company’s statement of operations for the year ended December 31, 2009 and 2008, respectively. As discussed above, no such costs are expected to be recognized in future periods.

During the year ended December 31, 2008, other merger-related costs totaling $663,000 were capitalized as a cost included in the Widmer purchase price.

Income from Equity Investment in Craft Brands.  Because Craft Brands was merged with and into the Company in connection with the Merger, the Company did not recognize income from its investment in Craft Brands after June 30, 2008. For the year ended December 31, 2008, the Company’s share of Craft Brands’ net income totaled $1.4 million.

Income (Loss) from Equity Investments in Kona and FSB.  In conjunction with the Merger, the Company acquired from Widmer a 20% equity ownership in Kona and a 42% equity ownership in FSB. Both investments are accounted for under the equity method. For the year ended December 31, 2009 and 2008, the Company’s share of Kona’s net income totaled $111,000 and net loss totaled $14,000, respectively. For the year ended December 31, 2009 and 2008, the Company’s share of FSB’s net income totaled $441,000 and $3,000, respectively.

Interest Expense.  Interest expense increased $1.1 million to $2.1 million in 2009 from $1.0 million in 2008 due to a higher level of debt outstanding during the current period and the impact of the Company’s assumed interest rate swap contract that does not qualify for hedge accounting treatment. As a result of the Merger and to support its capital project and working capital requirements for 2009, the Company assumed greater leverage such that its average outstanding debt during 2009 was $31.6 million as compared with the average outstanding debt of $14.4 million for 2008.

Interest and Other Income, net.  Interest and other income, net increased by $203,000 to $313,000 for 2009 from $110,000 for the same period of 2008, primarily attributable to an increase in interest income and net fair value gains recognized associated with the Company’s interest rate swaps that do not qualify for hedge accounting treatment. The increase in interest income for the year ended December 31, 2009 was due to the Company holding greater interest-bearing cash balances at various points in 2009 compared with the same period one year ago. The Company recorded net fair value gains associated with these interest rate swaps for all of 2009 as compared with the 2008 period which was only a partial period as the interest rate swaps were entered into or assumed during the third quarter of 2008.

Income Taxes.  The Company’s provision for income taxes was $186,000 compared with a benefit of $4.4 million for the year ended December 31, 2009 and 2008, respectively. The tax provision for 2009 varies from the statutory tax rate due primarily to the reversal of $900,000 of the $1.0 million valuation allowance due to the future reversal of existing temporary differences, primarily related to depreciation and amortization, and the fiscal year 2009 results, which led to the Company to assess that it was more likely than not that certain deferred tax assets will be realized. The effect of the reversal was offset, in part, by the impact of the Company’s non-deductible expenses, primarily meals and entertainment expenses, and a gradual shift in the Company’s shipments resulting in a greater apportionment of earnings and related deferred tax liabilities to states with higher statutory tax rates than in prior periods. In addition, the Company recognized in 2009 the expected settlement with the Internal Revenue Service (“IRS”) over its examination of the income tax returns for 2007 and 2008 filed by Widmer and related adjustments to deferred tax accounts recorded in the Merger. See “— Critical Accounting Policies and Estimates” for further discussion related to the Company’s income tax provision and NOL carryforward position as of December 31, 2009.

The tax provision for 2008 varies from the statutory tax rate due primarily to the financial statement recognition of non-deductible expenses, such as the loss from impairment for assets, including the impairment of the goodwill asset, and meals and entertainment expenses; and the increase of the valuation allowance associated with the Company’s NOLs and other deferred tax assets, based on the Company’s belief that it was more likely than not that certain deferred tax assets would not be realized. As a result, the Company recorded a valuation allowance of $1.0 million as a reduction of the tax benefit for the year ended December 31, 2008.

Liquidity and Capital Resources

The Company has required capital primarily for the construction and development of its production facilities, support for its expansion and growth plans as they have occurred, and to fund its working capital needs. Historically, the Company has financed its capital requirements through cash flow from operations, bank borrowings and the sale of common and preferred stock. The capital resources available to the Company under its loan agreement and capital lease obligations are discussed in further detail in Item 8, Notes to

Financial Statements. See Note 8 for further discussion regarding the Company’s debt obligations at December 31, 2009.

The Company had $11,000 of cash and cash equivalents at and December 31, 2009 and 2008. At December 31, 2009, the Company had a working capital deficit totaling $2.5 million, a $1.6 million decline from the Company’s working capital position at December 31, 2008. However, the Company’s debt as a percentage of total capitalization (total debt and common stockholders’ equity) improved for the year, from 29.5% at December 31, 2008 to 24.5% at December 31, 2009. Similarly, cash provided by operating activities was $8.9 million for the year ended December 31, 2009 as compared with cash used by operating activities of $4.9 million for the year ended December 31, 2008.

As of December 31, 2009, the Company’s available liquidity was $9.0 million, comprised of accessible cash and cash equivalents and further borrowing capacity. The Company anticipates that some amount of its available liquidity will be consumed due to the effect of the first quarter shipment levels being typically lower than any other quarter. The Company believes that its available liquidity is sufficient for its existing operating plans and will continue to deploy cash flow in excess of its operating requirements, as generated, to reduce the Company’s outstanding borrowings under its revolving line of credit.

Capital expenditures for the year ended December 31, 2009 and 2008 were $2.3 million and $6.7 million, respectively. Major 2009 projects included $1.1 million expended for projects at the Oregon Brewery, including the installation of four 250-barrel bright tanks, and completion of the 2008 expansion projects; and nearly $800,000 expended for projects at the New Hampshire Brewery, including the installation of a chiller and continuation of outstanding 2008 projects. The 2008 carryover projects include the water treatment facility, which has enabled the Company to expand the brands produced at that facility. The Company expects that it will be able to generate sufficient liquidity in 2010 to fund its capital expenditures at the necessary levels.

The Company refinanced borrowings assumed as a result of the Merger by concurrently entering into a loan agreement (the “Loan Agreement”) with BofA. The Loan Agreement was initially comprised of a $15.0 million revolving line of credit (“Line of Credit”), including provisions for cash borrowings and up to $2.5 million notional amount of letters of credit, and a $13.5 million term loan (“Term Loan”). The Company may draw upon the Line of Credit for working capital and general corporate purposes. The Line of Credit matures on January 1, 2013 at which time the outstanding principal balance and any accrued but unpaid interest will be due. At December 31, 2009, the Company had $6.4 million outstanding under the Line of Credit with $8.6 million of availability for further cash borrowing or issuance of letters of credit, subject to the sub-limit.

The Company is in compliance with all applicable contractual financial covenants at December 31, 2009. The Company and BofA executed a modification to its loan agreement effective November 14, 2008 (“Modification Agreement”), as a result of the Company’s inability to meet its covenants as of September 30, 2008. BofA permanently waived the noncompliance effective September 30, 2008, restoring the Company’s borrowing capacity pursuant to the loan agreement.

Under the Modification Agreement, the Company may select from one of the following two interest rate benchmarks as the basis for calculating interest on the outstanding principal balance of the Line of Credit: the London Inter-Bank Offered Rate (“LIBOR”) or the Inter-Bank Offered Rate (“IBOR”) (each, a “Benchmark Rate”). Interest accrues at an annual rate equal to the Benchmark Rate plus a marginal rate. The Company may select different Benchmark Rates for different tranches of its borrowings under the Line of Credit. The marginal rate was fixed at 3.50% until September 30, 2009, after which it can vary from 1.75% to 3.50% based on the ratio of the Company’s funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined (“funded debt ratio”). LIBOR rates may be selected for one, two, three, or six month periods, and IBOR rates may be selected for no shorter than 14 days and no longer than six months. Accrued interest for the Line of Credit is due and payable monthly. At December 31, 2009, the weighted-average interest rate for the borrowings outstanding under the Line of Credit was 2.24%.

Under the Modification Agreement, a quarterly fee on the unused portion of the Line of Credit, including the undrawn amount of the related Standby Letter of Credit, was accrued at a rate of 0.50% payable quarterly;

however, beginning September 30, 2009, this fee will vary from 0.30% to 0.50% based upon the Company’s funded debt ratio. At December 31, 2009, the quarterly fee was 0.38%. An annual fee will be payable in advance on the notional amount of each standby letter of credit issued and outstanding multiplied by an applicable rate ranging from 1.13% to 1.50%.

Interest on the Term Loan will accrue on the outstanding principal balance in the same manner as provided for under the Line of Credit, as established under the LIBOR one-month Benchmark Rate. At December 31, 2009, the principal balance outstanding under the Term Loan was $13.0 million. The interest rate on the Term Loan was 2.24% as of December 31, 2009. Accrued interest for the Term Loan is due and payable monthly. At December 31, 2009, principal payments are due monthly in accordance with an agreed-upon schedule set forth in the Loan Agreement. Any unpaid principal balance and unpaid accrued interest will be due on July 1, 2018.

Effective September 30, 2009, the Company was required to meet the financial covenant ratios of funded debt to EBITDA, as defined, and fixed charge coverage in the manner established pursuant to the original Loan Agreement, but at levels specified by the Modification Agreement. These financial covenants are measured on a trailing four-quarter basis. The Modification Agreement also required the Company to maintain an asset coverage ratio. EBITDA under the Modification Agreement is defined as EBITDA as adjusted for certain other items as defined by either the Loan Agreement or the Modification Agreement. Those covenants are detailed as follows:

Financial Covenants Required by Loan Agreement
as Revised by the Modification Agreement

Ratio of Funded Debt to EBITDA, as defined
From March 31, 2010 through September 30, 2010	3.50 to 1
From December 31, 2010 and thereafter	3.00 to 1
Fixed Charge Coverage Ratio	1.25 to 1
Asset Coverage Ratio	1.50 to 1

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

If the Company is unable to generate sufficient EBITDA to meet the associated covenants either under the Modified Agreement or its Loan Agreement, as applicable, this would result in a violation. Failure to meet the covenants is an event of default and, at its option, BofA could deny a request for another waiver and declare the entire outstanding loan balance immediately due and payable. In such a case, the Company would seek to refinance the loan with one or more lenders, potentially at less desirable terms. Given the current economic environment and the tightening of lending standards by many financial institutions, including some of the lenders from which the Company might seek credit, there can be no guarantee that additional financing would be available at commercially reasonable terms, if at all.

As a result of the Merger, the Company assumed Widmer’s promissory notes signed in connection with the acquisition of commercial real estate related to the Portland, Oregon brewery. These notes were separately executed by Widmer with three individuals, but under substantially the same terms and conditions. Each promissory note is secured by a deed of trust on the commercial real estate. The outstanding note balance to each lender as of December 31, 2009 and 2008 was $200,000, with each note bearing a fixed interest rate of 24% per annum, subject to a one-time adjustment on July 1, 2010 to reflect the change in the consumer price index from the date of issue, July 1, 2005, to the date of adjustment. The promissory notes are carried at the total of stated value plus a premium reflecting the difference between the Company’s incremental borrowing rate and the stated note rate. The effective interest rate for each note is 6.31%. Each note matures on the earlier of the individual lender’s death or July 1, 2015, but in no event prior to July 1, 2010, with prepayment of principal not allowed under the notes’ terms. Interest payments are due and payable monthly.

As a result of the Merger, the Company assumed Widmer’s capital equipment lease obligation to BofA, which is secured by substantially all of the brewery equipment and restaurant furniture and fixtures located in Portland, Oregon. The outstanding balance for the capital lease as of December 31, 2009 and 2008 was $5.6 million and $6.6 million, respectively, with monthly loan payments of $119,020 required through the maturity date of June 30, 2014. The capital lease carries an effective interest rate of 6.56%. The capital lease is subject to a prepayment penalty equal to a specified percentage multiplied by the amount prepaid. This specified percentage began at 4% and, except in the event of acceleration due to an event of default, ratably declines 1% for every year the lease is outstanding until July 31, 2011, at which time the capital lease is not subject to a prepayment penalty. The specified percentage is 2% as of December 31, 2009. In the event of acceleration due to an event of default, the prepayment penalty is restored to 4%.

A minimal balance remains outstanding on other capital lease obligations consisting of agreements executed by the Company in prior years for the use of small production equipment and machinery.

Trend

During the year ended December 31, 2009, the Company has experienced a $1.6 million reduction in working capital, due in large part to the Company’s $7.0 million in principal payments and expenditure of $2.3 million for property, plant and equipment for 2009, partially offset by generation of $7.5 million in cash flows from earnings adjusted for non-cash activities. Included in the principal payments for the year is $5.6 million in net repayments under the revolving line of credit, which the Company may borrow against as its working capital requirements dictate.

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

Certain Considerations: Issues and Uncertainties

The Company does not provide forecasts of future financial performance or sales volumes, although this Annual Report contains certain other types of forward-looking statements that involve risks and uncertainties. The Company may, in discussions of its future plans, objectives and expected performance in periodic reports filed by the Company with the Securities and Exchange Commission (or documents incorporated by reference therein) and in written and oral presentations made by the Company, include forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on assumptions that the Company believes are reasonable, but are by their nature inherently uncertain. In all cases, there can be no assurance that such assumptions will prove correct or that projected events will occur. Actual results could differ materially from those projected depending on a variety of factors, including, but not limited to, the successful execution of market development and other plans, the availability of financing and the issues discussed in “Part I, Item 1A. Risk Factors” above. In the event of a negative outcome of any one these factors, the trading price of the Company’s common stock could decline and an investment in the Company’s common stock could be impaired.

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

Goodwill, other intangible assets and long-lived assets.  In accordance with ASC 350, Intangibles — Goodwill and Other (“ASC 350”) (formerly referenced as SFAS No. 142, Goodwill and Other Intangible Assets), the Company’s intangible assets with indefinite useful lives that are not subject to amortization, including its goodwill asset held at December 31, 2008, are reviewed annually for impairment, or more often, if events or changes in circumstances indicate that these assets might be impaired. The provisions also require that a two-step test be performed to assess goodwill for impairment. First, the fair value of each reporting unit is compared with its carrying value, including goodwill. If the fair value exceeds the carrying value then goodwill is not impaired and no further testing is performed. If the carrying value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step compares the fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of goodwill over the fair value of the goodwill.

In 2008, due to a combination of factors, including the U.S. economic environment, particularly during the fourth quarter, the Company’s expectations of a follow-on impact on consumer demand, the increase in competition from both other craft and specialty brewers and the fuller-flavored offerings from the national domestic brewers, and the Company’s plans for the near and medium term, the Company believed that certain of its assets acquired in the Merger were impaired as of December 31, 2008. See Item 8, Notes to Financial Statements — Note 12, Loss on Impairment of Assets for further discussion regarding the Company’s recognition of losses on impairment of these assets during the year ended December 31, 2008.

The Company evaluates potential impairment of its property, equipment and leasehold improvements, and its distributor agreements, non-compete agreements and other intangible assets subject to amortization in accordance with ASC 360-10-35-15, Property, Plant, and Equipment — Overall — Subsequent Measurement — Impairment or Disposal of Long-Lived Assets (formerly referenced as SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.) When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to projected future undiscounted cash flows in addition to other quantitative and qualitative analyses. Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss by a charge against current operations.

Refundable Deposits on Kegs.  The Company distributes its draft beer in kegs that are owned by the Company as well as in kegs that have been leased from third parties and from A-B. Kegs that are owned by the Company are reflected in the Company’s balance sheets at cost and are depreciated over the estimated useful life of the keg. When draft beer is shipped to the wholesaler, regardless of whether the keg is owned or leased, the Company collects a refundable deposit, reflected as a current liability in the Company’s balance sheets. Upon return of the keg to the Company, the deposit is refunded to the wholesaler. When a wholesaler cannot account for some of the Company’s kegs for which it is responsible, the wholesaler pays the Company, for each keg determined to be lost, a fixed fee and also forfeits the deposit. For the years ended December 31, 2009 and 2008, the Company reduced its brewery equipment by $259,000 and $770,000, respectively, comprised of lost keg fees and forfeited deposits.

The Company has experienced some loss of kegs and anticipates that some loss will occur in future periods due to the significant volume of kegs handled by each wholesaler and retailer, the similarities between kegs owned by most brewers, and the relatively low deposit collected on each keg when compared with the market value of the keg. The Company believes that this is an industry-wide problem and the Company’s loss experience is typical of the industry. In order to estimate forfeited deposits attributable to lost kegs, the Company periodically uses internal records, A-B records, other third party records, and historical information to estimate the physical count of kegs held by wholesalers and A-B. These estimates affect the amount recorded as brewery equipment and refundable deposits as of the date of the financial statements. The actual liability for refundable deposits could differ from estimates. For the years ended December 31, 2009 and 2008, the Company decreased its refundable deposits and brewery equipment related to these adjustments by

$581,000 and $596,000, respectively. As of December 31, 2009 and 2008, the Company’s balance sheets include $5.9 million and $5.7 million, respectively, in refundable deposits on kegs and $4.7 million and $5.0 million, respectively, in keg equipment, net of accumulated depreciation.

Revenue Recognition.  Effective with the Merger, the Company recognizes revenue from product sales, net of excise taxes, discounts and certain fees the Company must pay in connection with sales to A-B, when the products are delivered to A-B or the wholesaler. In periods prior to the Merger, it had recognized revenues from these activities when the associated products were shipped to the customers as the time between shipment and delivery is short, product damage claims and returns are insignificant and the volume of shipments involved was relatively low. The Company assessed the cumulative impact of this change in accounting policy and determined that the change is not material to the consolidated financial statements as of and for the year ended December 31, 2008 or any prior period.

The Company also earns revenue in connection with two operating agreements with Kona — an alternating proprietorship agreement and a distribution agreement. Pursuant to the alternating proprietorship agreement, Kona produces a portion of its malt beverages at the Oregon Brewery. The Company sells raw materials to Kona prior to production beginning and receives from Kona a facility leasing fee based on the barrels brewed and packaged at the Oregon Brewery. These sales and fees are reflected as revenue in the Company’s statements of operations. Under the distribution agreement, the Company purchases Kona-branded product from Kona, whether manufactured at Kona’s Hawaii brewery or the Company’s breweries, and then markets, sells and distributes the Kona-branded product, pursuant to the A-B Distribution Agreement.

The Company recognizes revenue on retail sales at the time of sale. The Company recognizes revenue from events at the time of the event.

Income Taxes.  The Company records federal and state income taxes in accordance with ASC 740, Income Taxes (formerly referenced as SFAS No. 109, Accounting for Income Taxes.) Deferred income taxes or tax benefits reflect the tax effect of temporary differences between the amounts of assets and liabilities for financial reporting purposes and amounts as measured for tax purposes as well as for tax NOL and credit carryforwards.

As of December 31, 2009, the Company’s deferred tax assets were primarily comprised of federal NOL carryforwards of $27.1 million, or $9.2 million tax-effected; state NOL carryforwards of $294,000 tax-effected; and federal and state alternative minimum tax credit carryforwards of $221,000 tax-effected. In assessing the realizability of its deferred tax assets, the Company considered both positive and negative evidence when measuring the need for a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income during the periods in which those temporary differences become deductible. Among other factors, the Company considered future taxable income generated by the projected differences between financial statement depreciation and tax depreciation, including the depreciation of the assets acquired in the Merger. At December 31, 2008, based upon the available evidence, the Company believed that it was not more likely than not that all of the deferred tax assets would be realized. The valuation allowance was $1.0 million as of December 31, 2008. Based on the future reversals of existing temporary differences and the income generated for the 2009 fiscal year, which led the Company to assess that it was more likely than not that certain deferred tax assets will be realized, the Company decreased the valuation allowance by $900,000 during the year ended December 31, 2009.

The effective tax rate for the year ended December 31, 2009 was also affected by the impact of the Company’s non-deductible expenses, primarily meals and entertainment expenses, and a gradual shift in the destination of the Company’s shipments resulting in a greater apportionment of earnings and related deferred tax liabilities to states with higher statutory tax rates than in prior periods. In addition, the Company recognized in 2009 the expected settlement with the IRS over its examination of the income tax returns for 2007 and 2008 filed by Widmer and related adjustments to deferred tax accounts recorded in the Merger.

To the extent that the Company is unable to generate adequate taxable income in future periods, the Company may be required to record an additional valuation allowance to provide for potentially expiring

NOLs or other deferred tax assets for which a valuation allowance has not been previously recorded. Any such increase would generally be charged to earnings in the period of change.

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

The Company has adopted the provisions of ASC 815, Derivatives and Hedging (“ASC 815”) (formerly referenced as SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities), which requires that all derivatives be recognized at fair value in the balance sheet, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on whether the instrument meets the criteria to apply hedge accounting. Derivative financial instruments are utilized by the Company to reduce interest rate risk. The counterparties to derivative transactions are major financial institutions. The Company does not hold or issue derivative financial instruments for trading purposes.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 146(R), which was incorporated into ASC 810-10, Consolidation — Overall. This standard requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”) and requires ongoing assessments of whether an entity qualifies as a VIE and if a holder of an interest in a VIE qualifies as the primary beneficiary of the VIE. We are required to adopt this standard beginning January 1, 2010. We are currently evaluating the impact of this standard on our financial statements; however, we do not expect the adoption of this standard will have a material impact on our financial position, results of operations or cash flows.

On July 1, 2009, we adopted SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162,which was incorporated into ASC 105, Generally Accepted Accounting Principles. This new standard identifies the ASC as the authoritative source of generally accepted accounting principles (“GAAP”) in the United States. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants, including the Company. The adoption of this new accounting standard did not have an impact on our financial position, results of operations, or cash flows; however we have included references to the ASC within the financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Craft Brewers Alliance, Inc.

We have audited the accompanying balance sheets of Craft Brewers Alliance, Inc. (“the Company”) as of December 31, 2009 and 2008, and the related statements of operations, common stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Craft Brewers Alliance, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams, LLP

Seattle, Washington
March 29, 2010

CRAFT BREWERS ALLIANCE, INC.

BALANCE SHEETS

	December 31,	December 31,
	2009	2008
	(Dollars in thousands except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$11	$11
Accounts receivable, net of allowance for doubtful accounts of $50 and $64 at December 31, 2009 and 2008, respectively	11,122	12,499
Inventories, net	9,487	9,729
Income tax receivable	—	724
Deferred income tax asset, net	970	767
Other current assets	3,941	3,951

Total current assets	25,531	27,681
Property, equipment and leasehold improvements, net	97,339	101,389
Equity investments	5,702	5,189
Intangible and other assets, net	13,013	13,546

Total assets	$141,585	$147,805

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,672	$15,000
Accrued salaries, wages, severance and payroll taxes	4,432	3,630
Refundable deposits	6,288	6,191
Other accrued expenses	1,185	2,393
Current portion of long-term debt and capital lease obligations	1,481	1,394

Total current liabilities	28,058	28,608

Long-term debt and capital lease obligations, net of current portion	24,685	31,834
Fair value of derivative financial instruments	842	1,252
Deferred income tax liability, net	7,015	6,552
Other liabilities	353	278
Commitments and contingencies
Common stockholders’ equity:
Common stock, par value $0.005 per share, 50,000,000 shares authorized; 17,074,063 shares and 16,948,063 shares at December 31, 2009 and 2008, respectively, issued and outstanding	85	85
Additional paid-in capital	122,682	122,433
Accumulated other comprehensive loss, net	(478)	(693)
Retained deficit	(41,657)	(42,544)

Total common stockholders’ equity	80,632	79,281

Total liabilities and common stockholders’ equity	$141,585	$147,805

The accompanying notes are an integral part of these financial statements.

CRAFT BREWERS ALLIANCE, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008
	(In thousands, except
	per share amounts)

Sales	$131,704	$86,013
Less excise taxes	8,595	6,252

Net sales	123,109	79,761
Cost of sales	95,349	65,646

Gross profit	27,760	14,115
Selling, general and administrative expenses	25,188	19,894
Loss on impairments of assets	—	30,589
Merger-related expenses	225	1,783
Income from equity investment in Craft Brands	—	1,390

Operating income (loss)	2,347	(36,761)
Income (loss) from equity investments in Kona and FSB	552	(11)
Interest expense	(2,139)	(993)
Interest and other income, net	313	110

Income (loss) before income taxes	1,073	(37,655)
Income tax provision (benefit)	186	(4,377)

Net income (loss)	$887	$(33,278)

Basic and diluted earnings (loss) per share	$0.05	$(2.63)

The accompanying notes are an integral part of these financial statements.

CRAFT BREWERS ALLIANCE, INC.

STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY

				Accumulated
	Common Stock		Additional	Other		Total Common
		Par	Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Value	Capital	Loss, Net	Deficit	Equity
	(In thousands)

Balance as of December 31, 2007	8,354	$42	$69,304	$—	$(9,266)	$60,080
Issuance of shares under stock plans	228	1	474	—	—	475
Stock-based compensation	4	—	20	—	—	20
Issuance of shares pursuant to merger with Widmer Brothers Brewing Company	8,362	42	52,635	—	—	52,677
Comprehensive loss:
Unrealized losses on derivative financial instruments, net of tax benefit of $407	—	—	—	(693)	—	(693)
Net loss	—	—	—	—	(33,278)	(33,278)

Total comprehensive loss	—	—	—	—	—	(33,971)

Balance as of December 31, 2008	16,948	85	122,433	(693)	(42,544)	79,281
Issuance of shares under stock plans	108	—	207	—	—	207
Stock-based compensation	18	—	42	—	—	42
Comprehensive income:
Unrealized gains on derivative financial instruments, net of tax provision of $117	—	—	—	215	—	215
Net income	—	—	—	—	887	887

Total comprehensive income	—	—	—	—	—	1,102

Balance as of December 31, 2009	17,074	$85	$122,682	$(478)	$(41,657)	$80,632

The accompanying notes are an integral part of these financial statements.

CRAFT BREWERS ALLIANCE, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008
	(In thousands)

Operating Activities
Net income (loss)	$887	$(33,278)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,313	5,474
Income from equity investments less than (in excess of) cash distributions from Craft Brands	(552)	88
Deferred income taxes	(56)	(4,400)
Loss on impairment of assets	—	30,589
Provision for inventory obsolescence	(30)	155
Loss on sale or disposal of property, equipment and leasehold improvements	31	42
Stock-based compensation	42	20
Other	(106)	(45)
Changes in operating assets and liabilities:
Accounts receivable	1,391	1,416
Trade receivables from Craft Brands	—	120
Inventories	(202)	(1,844)
Income tax receivable and other current assets	791	(2,709)
Other assets	72	(295)
Accounts payable and other accrued expenses	(1,162)	(1,134)
Trade payable to Craft Brands	—	60
Accrued salaries, wages, severance and payroll taxes	802	734
Refundable deposits and other liabilities	(306)	134

Net cash provided by (used in) operating activities	8,915	(4,873)

Investing Activities
Expenditures for property, equipment and leasehold improvements	(2,303)	(6,667)
Proceeds from sale of property, equipment and leasehold improvements	136	442
Cash acquired in acquisition of Widmer Brothers Brewing Company, net	—	2,274
Other, net	39	—

Net cash used in investing activities	(2,128)	(3,951)

Financing Activities
Principal payments on debt and capital lease obligations	(1,394)	(642)
Net borrowings (repayments) under revolving line of credit	(5,600)	3,500
Issuance of common stock	207	475
Amounts paid for debt issue costs	—	(25)

Net cash provided by (used in) financing activities	(6,787)	3,308

Increase (decrease) in cash and cash equivalents	—	(5,516)
Cash and cash equivalents:
Beginning of period	11	5,527

End of period	$11	$11

Supplemental Disclosures
Cash paid for interest	$2,265	$837

Cash paid (received) for income taxes	$(760)	$47

Non-cash Transaction
Net assets of Widmer Brothers Brewing Company acquired in exchange for issuance of common stock and assumption of debt (see Note 11)	$—	$80,072

The accompanying notes are an integral part of these financial statements.

CRAFT BREWERS ALLIANCE, INC.

NOTES TO FINANCIAL STATEMENTS

1.	Nature of Operations

Craft Brewers Alliance, Inc. (the “Company”) was formed in 1981 to brew and sell craft beer. The Company produces specialty bottled and draft products at its Company-owned breweries and on the premises of each of its production breweries, operates adjacent restaurants or pubs that promote the Company’s products, offer dining and entertainment facilities, and sell branded retail merchandise.

The Company’s products are distributed in the United States in 48 states, which has been the case for more than ten years. This configuration was established primarily through a series of distribution agreements with Anheuser-Busch, Incorporated (“A-B”) and with, until its merger, Craft Brands Alliance, LLC (“Craft Brands”), a joint venture that the Company participated in with Widmer Brothers Brewing Company (“Widmer”). In 2004, the Company and A-B entered into three agreements, an exchange and recapitalization agreement (“Exchange Agreement”), a distribution agreement (“A-B Distribution Agreement”) and a registration rights agreement that collectively constitute the framework of its existing relationship with A-B. The terms of the Exchange Agreement, as amended, provided for the issuance of 1,808,243 shares of the Company’s common stock to A-B in exchange for 1,289,872 shares of convertible redeemable Series B Preferred Stock held by A-B, which were then cancelled. The terms of the A-B Distribution Agreement provided for the Company to continue to distribute its product in the Midwest and Eastern United States through A-B’s national distribution network by selling its product to A-B. The A-B Distribution Agreement is subject to early termination, by either party, upon the occurrence of certain events.

The Company and A-B executed an agreement effective July 1, 2008, modifying and amending the A-B Distribution Agreement, Exchange Agreement and registration rights agreement to reflect A-B’s consent to and effect of the merger transaction discussed below (“Consent and Amendment Agreement”). The Consent and Amendment Agreement extended the expiration date of the A-B Distribution Agreement to December 31, 2018 and modified, in part, the scope of the distribution area to include those regions that were previously covered under agreement between the Company and Craft Brands. The amended A-B Distribution Agreement provides for an automatic renewal for an additional ten-year period absent A-B providing written notice to the contrary on or prior to June 30, 2018. See Note 17 “Related-Party Transactions” for further details of the transactions entered into between the Company and A-B.

The financial statements as of and for the year ended December 31, 2008 and for subsequent periods, including the year ended December 31, 2009, reflect the July 1, 2008 merger of Widmer with and into the Company (“Merger”), as more fully described in Note 11 below. In connection with the Merger, the name of the Company was changed from Redhook Ale Brewery, Incorporated to Craft Brewers Alliance, Inc. The common stock of the Company continues to trade on the Nasdaq Stock Market under the trading symbol “HOOK.”

The financial statements presented for these periods also reflect the effect of the July 1, 2008 merger on the termination of the agreements between the Company and Craft Brands, and the resulting merger of Craft Brands with and into the Company. See Note 6 for further discussion of Craft Brands. Subsequent events were evaluated through the date these financial statements were issued.

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

Craft Brewers Alliance, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Equity Investments

As a result of the merger of Craft Brands with and into the Company, the Company terminated its agreements with Craft Brands effective July 1, 2008. Prior to this date, the Company did not consolidate the financial statements of Craft Brands into the financial statements of the Company, but instead accounted for its investment in Craft Brands under the equity method of accounting. Under this method, the Company recognized its share of the net earnings of Craft Brands by an increase to its investment in Craft Brands on the Company’s balance sheet and recognized income from equity investment in the Company’s statement of operations. Any cash distributions received or the Company’s share of losses reported by Craft Brands were reflected as a decrease in investment in Craft Brands on the Company’s balance sheet. Prior to the merger, the Company did not control the amount or timing of cash distributions by Craft Brands.

As a result of the Merger, the Company acquired a 42% equity ownership interest in Fulton Street Brewing, LLC (“FSB”) and a 20% equity ownership interest in Kona Brewery LLC (“Kona”). The Company accounts for these investments under the equity method of accounting as described above. For these investments, upon acquisition in the Merger, the Company recorded the fair value of the respective investment as its carrying value. The difference between the carrying value of the equity investment and the Company’s amount of underlying equity in the net assets of the investee is considered equity method goodwill, which is not amortized. The carrying value of the equity investment is reviewed for impairment. At December 31,

Craft Brewers Alliance, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

2008, the Company recorded a loss on impairment of assets associated with these investments. See Note 12 for further details.

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

Depreciation and amortization of property, equipment and leasehold improvements is provided on the straight-line method over the following estimated useful lives:

Buildings	31 — 50 years
Brewery equipment	10 — 25 years
Furniture, fixtures and other equipment	2 — 10 years
Vehicles	5 years
Leasehold improvements	Useful life or term of lease, whichever less

Intangible Assets

In accordance with SFAS No. 142, Goodwill and Intangible Assets, as incorporated in ASC 350, Intangibles — Goodwill and Other (“ASC 350”) intangible assets with indefinite useful lives are not amortized but are reviewed periodically for impairment.

The provisions of ASC 350 require that an intangible asset that is not subject to amortization, including goodwill, be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The provisions also require that a two-step test be performed to assess goodwill for impairment. First, the fair value of each reporting unit is compared with its carrying value, including goodwill. If the fair value exceeds the carrying value then goodwill is not impaired and no further testing is performed. If the carrying value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step compares the fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of goodwill over the fair value of the goodwill.

The significant estimates and assumptions used by management in assessing the recoverability of intangible assets are estimated future cash flows, present value discount rate, and other factors. Any changes in these estimates or assumptions could result in an impairment charge. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgment.

The Company amortizes intangible assets with finite lives over their respective finite lives up to their estimated residual values. The Company evaluates potential impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets as incorporated in ASC 360-10-20, Property, Plant, and Equipment — Overall — Glossary — Component of an Entity. This standard establishes procedures for review of recoverability and measurement of impairment, if necessary, of long-lived assets and certain identifiable intangibles. When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to projected future undiscounted cash flows in addition to other quantitative and qualitative

Craft Brewers Alliance, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

analyses. Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss by a charge against current operations.

Acquired intangibles and their estimated useful lives include:

Trade name and trademarks	Indefinite
Recipes	Indefinite
Distributor agreements	15 years
Non-compete agreements	3 years

Refundable Deposits on Kegs

The Company distributes its draft beer in kegs that are owned by the Company as well as in kegs that have been leased from third parties and A-B. Kegs that are owned by the Company are reflected in the Company’s balance sheets at cost and are depreciated over the estimated useful life of the keg. When draft beer is shipped to the wholesaler, regardless of whether the keg is owned or leased, the Company collects a refundable deposit, presented as a current liability — refundable deposits in the Company’s balance sheets. Upon return of the keg to the Company, the deposit is refunded to the wholesaler. See discussion at Note 17, “Related-Party Transactions” for impact of lost kegs on the Company’s brewery equipment.

The Company has experienced some loss of kegs and anticipates that some loss will occur in future periods due to the significant volume of kegs handled by each wholesaler and retailer, the homogeneous nature of kegs owned by most brewers, and the relatively small deposit collected for each keg when compared with its market value. The Company believes that this is an industry-wide problem and that the Company’s loss experience is not atypical. In order to estimate forfeited deposits attributable to lost kegs, the Company periodically uses internal records, records maintained by A-B, records maintained by other third party vendors, and historical information to estimate the physical count of kegs held by wholesalers and A-B. These estimates affect the amount recorded as equipment and refundable deposits as of the date of the financial statements. The actual liability for refundable deposits could differ from estimates. For the years ended December 31, 2009 and 2008, the Company decreased its refundable deposits and brewery equipment for lost kegs by $581,000 and $596,000, respectively. As of December 31, 2009 and 2008, the Company’s balance sheets include $5.9 million and $5.7 million, respectively, in refundable deposits on kegs and $4.7 million and $5.0 million in keg equipment, net of accumulated depreciation.

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

The Company accounts for its derivative financial instruments consistent with ASC 815, Derivatives and Hedging (“ASC 815”) (formerly referenced as SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities), which requires that all derivatives be recognized at fair value in the balance sheet, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on whether the instrument meets the criteria to apply hedge accounting.

Craft Brewers Alliance, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Derivative financial instruments are utilized by the Company to reduce interest rate risk. The Company does not hold or issue derivative financial instruments for trading purposes.

Comprehensive Income

The Company accounts for comprehensive income under ASC 220, Comprehensive Income (formerly referenced as SFAS No. 130, Reporting Comprehensive Income), which establishes standards for the reporting and presentation of elements of comprehensive income, including deferred gains and losses on unrealized derivative hedge transactions.

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

Craft Brewers Alliance, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Advertising Expenses

Advertising costs consisting of television, radio, print, outdoor advertising, on-line and social media, sponsorships, trade events, promotions and printed product information, as well as costs to produce these media, are expensed as incurred. As discussed above, the costs associated with point of sale display items and related promotional merchandise are inventoried and charged to expense when first used. For the years ended December 31, 2009 and 2008, the Company recognized costs for all of these activities totaling $6.6 million and $4.5 million, respectively, which are reflected as selling, general and administrative expenses in the Company’s statements of operations.

The Company incurs costs for the promotion of its products through a variety of advertising programs with its wholesalers and downstream retailers. These costs are included in selling, general and administrative expenses and frequently involve the local wholesaler sharing in the cost of the program. Reimbursements from wholesalers for advertising and promotion activities are recorded as a reduction to selling, general and administrative expenses in the Company’s statements of operations. Reimbursements for pricing discounts to wholesalers are recorded as a reduction to sales in the Company’s statement of operations.

Stock-Based Compensation

The Company maintains several stock incentive plans under which non-qualified stock options, incentive stock options and restricted stock have been granted to employees and non-employee directors and accounts for these grants consistent with ASC 718, Compensation — Stock Compensation (“ASC 718”) (formerly referenced as SFAS No. 123R, Share-Based Payment.) ASC 718 requires that all share-based payments to employees and directors be recognized as expense in the statement of operations based on their fair values and vesting periods. The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statements of operations.

Earnings (Loss) per Share

The Company applies ASC 260, Earnings per Share (formerly referenced as SFAS No. 128, Earnings per Share). Basic earnings (loss) per share are calculated using the weighted average number of shares of common stock outstanding. The calculation of adjusted weighted average shares outstanding for purposes of computing diluted earnings per share includes the dilutive effect of all outstanding stock options. The calculation uses the treasury stock method and the “as if converted” method in determining the resulting incremental average equivalent shares outstanding as applicable.

Income Taxes

The Company records federal and state income taxes in accordance with ASC 740, Income Taxes (formerly referenced as SFAS No. 109, Accounting for Income Taxes). Deferred income taxes or tax benefits reflect the tax effect of temporary differences between the amounts of assets and liabilities for financial reporting purposes and amounts as measured for tax purposes as well as for tax net operating loss and credit carryforwards. These deferred tax assets and liabilities are measured under the provisions of the currently enacted tax laws. Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards and tax credit carryforwards if it is more likely than not that the tax benefits will be realized. For deferred tax assets that cannot be recognized under the more likely than not standard, the Company has established a valuation allowance. The effect on deferred taxes upon a change in valuation allowance is recognized in the period that the change occurs.

Penalties incurred in connection with tax matters are classified as general and administrative expenses, and interest assessments incurred in connection with tax matters are classified as interest expense.

Craft Brewers Alliance, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Segment Information

The Company operates in one principal business segment as a manufacturer of beer and ales across domestic markets. The Company believes that its pub operations and brewery operations, whether considered individually or in combination, do not constitute a separate segment under ASC 280, Segment Reporting (formerly referenced as SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.) The Company believes that its three production brewery operations are functionally and financially similar. The Company operates its three pubs as an extension of the marketing of its products and views their primary function to be promotion of these products.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 146(R), which was incorporated into ASC 810-10, Consolidation — Overall. This standard requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”) and requires ongoing assessments of whether an entity qualifies as a VIE and if a holder of an interest in a VIE qualifies as the primary beneficiary of the VIE. The Company is required to adopt this standard beginning January 1, 2010. The Company is currently evaluating the impact of this standard on the Company’s financial statements; however, the Company does not expect the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

On July 1, 2009, the Company adopted SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162,which was incorporated into ASC 105, Generally Accepted Accounting Principles. This new accounting standard identifies the ASC as the authoritative source of generally accepted accounting principles (“GAAP”) in the United States. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants, including the Company. The adoption of this new accounting standard did not have an impact on the Company’s financial position, results of operations, or cash flows; however, the Company has included references to the ASC within the financial statements.

Craft Brewers Alliance, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

3.	Inventories

Inventories consist of the following:

	December 31,
	2009	2008
	(In thousands)

Raw materials	$3,660	$4,258
Work in process	2,023	1,921
Finished goods	1,647	1,624
Packaging materials, net	954	950
Promotional merchandise, net	1,122	907
Pub food, beverages and supplies	81	69

	$9,487	$9,729

Work in process is beer held in fermentation tanks prior to the filtration and packaging process.

4.	Other Current Assets

Other current assets consist of the following:

	December 31,
	2009	2008
	(In thousands)

Deposits paid to keg lessor	$3,279	$3,182
Prepaid property taxes	171	177
Prepaid insurance	88	201
Other	403	391

	$3,941	$3,951

5.	Property, Equipment, and Leasehold Improvements

Property, equipment and leasehold improvements consist of the following:

	December 31,
	2009	2008
	(In thousands)

Brewery equipment	$75,734	$74,224
Buildings	50,896	50,927
Land and improvements	7,594	7,573
Furniture, fixtures and other equipment	3,234	3,931
Leasehold improvements	2,946	2,731
Vehicles	105	84
Construction in progress	924	675

	141,433	140,145
Less accumulated depreciation and amortization	44,094	38,756

	$97,339	$101,389

Craft Brewers Alliance, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

As of December 31, 2009 and 2008, brewery equipment included property acquired under a capital lease with a cost of $13.1 million and accumulated amortization of $2.6 million and $869,000, respectively. The Company’s statements of operations for the years ended December 31, 2009 and 2008 includes $1.7 million and $870,000, respectively, in amortization expense related to this leased property.

6.	Equity Investments

Equity investments consist of the following:

	December 31,
	2009	2008
	(In thousands)

Fulton Street Brewery, LLC (“FSB”)	$4,544	$4,103
Kona Brewery LLC (“Kona”)	1,158	1,086

	$5,702	$5,189

FSB

For the year ended December 31, 2009 and 2008, the Company’s share of FSB’s net income totaled $441,000 and $3,000, respectively. The Company’s investment in FSB was $4.5 million and $4.1 million at December 31, 2009 and 2008, respectively, and the Company’s portion of equity as reported on FSB’s financial statement was $2.3 million and $1.9 million as of the corresponding dates. The Company has not received any cash capital distributions associated with FSB during its ownership period. At December 31, 2009 and 2008, the Company recorded a payable to FSB of $2.3 million and $1.1 million, respectively, primarily for amounts owing for purchases of FSB’s products, which are branded under the Goose Island name. At December 31, 2008, the Company has recorded a receivable from FSB of $36,000 primarily for marketing fees associated with sales of Goose Island-branded product in the Company’s distribution area.

Kona

For the year ended December 31, 2009 and 2008, the Company’s share of Kona’s net income totaled $111,000 and net loss totaled $14,000, respectively. The Company’s investment in Kona was $1.2 million and $1.1 million at December 31, 2009 and 2008, respectively, and the Company’s portion of equity as reported on Kona’s financial statement was $419,000 and $347,000 as of the corresponding dates. The Company received cash capital distributions totaling $39,000 associated with Kona during the year ended December 31, 2009. The Company did not receive any cash capital distributions associated with Kona during the year ended December 31, 2008. At December 31, 2009 and 2008, the Company has recorded a receivable from Kona of $1.9 million and $3.0 million, respectively, primarily related to amounts owing under its alternating proprietorship and distribution agreements. Also at the corresponding dates, the Company has recorded a payable to Kona of $2.3 million and $1.9 million primarily for amounts owing for purchases of Kona-branded product.

At December 31, 2009 and 2008, the Company had outstanding receivables due from Kona Brewing Co. (“KBC”) of $57,000 and $107,000, respectively. KBC and the Company are the only members of Kona.

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

Craft Brewers Alliance, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

As a result of the merger with Craft Brands, the Company adjusted its residual investment in and wrote off its net receivable from Craft Brands to the total purchase consideration that resulted in increases to goodwill of $339,000 and $21,000, respectively, which was recognized during the third quarter of 2008.

For the year ended December 31, 2008, the Company’s share of Craft Brands’ net income totaled $1.4 million. During the year ended December 31, 2008, the Company received cash distributions of $1.5 million representing its share of the net cash flow of Craft Brands. No similar amounts were recognized during the year ended December 31, 2009.

The selected financial information presented for Craft Brands for the year ended December 31, 2008 represents its activities for the 2008 period up to the date of its termination. The selected financial information is as follows:

2008 Period Through
Termination of
Craft Brands
(Dollars in thousands)

Net sales	$38,463
Gross profit	$12,089
Operating income	$3,311
Income before income taxes	$3,310
Net income	$3,310
Shipments (in barrels)	180,300

7.	Intangible and Other Assets

Intangible and other assets consist of the following:

	December 31,
	2009	2008
	(In thousands)

Trademarks and other	$10,027	$10,027
Distributor agreements	2,200	2,200
Recipes	700	700
Non-compete agreements	100	100
Favorable contracts	643	643
Promotional merchandise	321	393

	13,991	14,063
Less accumulated amortization	978	517

	$13,013	$13,546

Craft Brewers Alliance, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2008, the Company recognized impairment charges associated with a decrease in the estimated fair value of its Widmer brand trademark; see discussion at Note 12 for further details.

Accumulated amortization by class consists of the following:

	December 31,
	2009	2008
	(In thousands)

Trademarks and other	$203	$201
Distributor agreements	220	73
Non-compete agreements	50	17
Favorable contracts	505	226

	$978	$517

Estimated amortization expenses to be recorded by class for the next five fiscal years are as follows:

	Year Ended December 31,
Estimated Amortization Expense	2010	2011	2012	2013	2014
	(In thousands)

Trademarks and other	$3	$3	$3	$3	$3
Distributor agreements	147	147	147	147	147
Non-compete agreements	33	17	—	—	—
Favorable contracts	104	28	5	1	—

	$287	$195	$155	$151	$150

8.	Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following:

	December 31,
	2009	2008
	(In thousands)

Term loan payable to bank, due July 1, 2018	$13,012	$13,363
Line of credit payable to bank, due January 1, 2013	6,400	12,000
Promissory notes payable to individual lenders, all due July 1, 2015	600	600
Premium on promissory notes	587	654
Capital lease obligations on equipment	5,567	6,611

	26,166	33,228
Less current portion of long-term debt	1,481	1,394

	$24,685	$31,834

The Company refinanced borrowings assumed as a result of the Merger by concurrently entering into a loan agreement (the “Loan Agreement”) with BofA. The Loan Agreement was initially comprised of a $15.0 million revolving line of credit (“Line of Credit”), including provisions for cash borrowings and up to $2.5 million notional amount of letters of credit, and a $13.5 million term loan (“Term Loan”). The Company may draw upon the Line of Credit for working capital and general corporate purposes. The Line of Credit matures on January 1, 2013 at which time the outstanding principal balance and any accrued but unpaid interest will be due. At December 31, 2009, the Company had $6.4 million outstanding under the Line of Credit with $8.6 million of availability for further cash borrowing or issuance of letters of credit, subject to the sub-limit.

Craft Brewers Alliance, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company is in compliance with all applicable contractual financial covenants at December 31, 2009. The Company and BofA executed a modification to its loan agreement effective November 14, 2008 (“Modification Agreement”), as a result of the Company’s inability to meet its covenants as of September 30, 2008. BofA permanently waived the noncompliance effective September 30, 2008, restoring the Company’s borrowing capacity pursuant to the loan agreement.

Under the Modification Agreement, the Company may select from one of the following two interest rate benchmarks as the basis for calculating interest on the outstanding principal balance of the Line of Credit: the London Inter-Bank Offered Rate (“LIBOR”) or the Inter-Bank Offered Rate (“IBOR”) (each, a “Benchmark Rate”). Interest accrues at an annual rate equal to the Benchmark Rate plus a marginal rate. The Company may select different Benchmark Rates for different tranches of its borrowings under the Line of Credit. The marginal rate was fixed at 3.50% until September 30, 2009, after which it can vary from 1.75% to 3.50% based on the ratio of the Company’s funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined (“funded debt ratio”). LIBOR rates may be selected for one, two, three, or six month periods, and IBOR rates may be selected for no shorter than 14 days and no longer than six months. Accrued interest for the Line of Credit is due and payable monthly. At December 31, 2009, the weighted-average interest rate for the borrowings outstanding under the Line of Credit was 2.24%.

Under the Modification Agreement, a quarterly fee on the unused portion of the Line of Credit, including the undrawn amount of the related Standby Letter of Credit, was accrued at a rate of 0.50% payable quarterly; however, beginning September 30, 2009, this fee will vary from 0.30% to 0.50% based upon the Company’s funded debt ratio. At December 31, 2009, the quarterly fee was 0.38%. An annual fee will be payable in advance on the notional amount of each standby letter of credit issued and outstanding multiplied by an applicable rate ranging from 1.13% to 1.50%.

Interest on the Term Loan will accrue on the outstanding principal balance in the same manner as provided for under the Line of Credit, as established under the LIBOR one-month Benchmark Rate. At December 31, 2009, the principal balance outstanding under the Term Loan was $13.0 million. The interest rate on the Term Loan was 2.24% as of December 31, 2009. Accrued interest for the Term Loan is due and payable monthly. At December 31, 2009, principal payments are due monthly in accordance with an agreed-upon schedule set forth in the Loan Agreement. Any unpaid principal balance and unpaid accrued interest will be due on July 1, 2018.

Beginning effective September 30, 2009, the Company was required to meet the financial covenant ratios of funded debt to EBITDA, as defined, and fixed charge coverage in the manner established pursuant to the original Loan Agreement, but at levels specified by the Modification Agreement. These financial covenants are measured on a trailing four-quarter basis. The Modification Agreement also required the Company to maintain an asset coverage ratio. EBITDA under the Modification Agreement is defined as EBITDA as adjusted for certain other items as defined by either the Loan Agreement or the Modification Agreement. The following table summarizes the financial covenant ratios required pursuant to the Modification Agreement:

Financial Covenants Required by the Loan Agreement
as Revised by the Modification Agreement

Ratio of Funded Debt to EBITDA, as defined
From March 31, 2010 through September 30, 2010	3.50 to 1
From December 31, 2010 and thereafter	3.00 to 1
Fixed Charge Coverage Ratio	1.25 to 1
Asset Coverage Ratio	1.50 to 1

Craft Brewers Alliance, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

If the Company is unable to generate sufficient EBITDA to meet the associated covenants either under the Modified Agreement or its Loan Agreement, as applicable, this would result in a violation. Failure to meet the covenants is an event of default and, at its option, BofA could deny a request for another waiver and declare the entire outstanding loan balance immediately due and payable. In such a case, the Company would seek to refinance the loan with one or more lenders, potentially at less desirable terms. Given the current economic environment and the tightening of lending standards by many financial institutions, including some of the lenders from which the Company might seek credit, there can be no guarantee that additional financing would be available at commercially reasonable terms, if at all.

As a result of the Merger, the Company assumed Widmer’s promissory notes signed in connection with the acquisition of commercial real estate related to the Portland, Oregon brewery. These notes were separately executed by Widmer with three individuals, but under substantially the same terms and conditions. Each promissory note is secured by a deed of trust on the commercial real estate. The outstanding note balance to each lender as of December 31, 2009 and 2008 was $200,000, with each note bearing a fixed interest rate of 24% per annum, subject to a one-time adjustment on July 1, 2010 to reflect the change in the consumer price index from the date of issue, July 1, 2005, to the date of adjustment. The promissory notes are carried at the total of stated value plus a premium reflecting the difference between the Company’s incremental borrowing rate and the stated note rate. The effective interest rate for each note is 6.31%. Each note matures on the earlier of the individual lender’s death or July 1, 2015, but in no event prior to July 1, 2010, with prepayment of principal not allowed under the notes’ terms. Interest payments are due and payable monthly.

As a result of the Merger, the Company assumed Widmer’s capital equipment lease obligation to BofA, which is secured by substantially all of the brewery equipment and restaurant furniture and fixtures located in Portland, Oregon. The outstanding balance for the capital lease as of December 31, 2009 and 2008 was $5.6 million and $6.6 million, respectively, with monthly loan payments of $119,020 required through the maturity date of June 30, 2014. The capital lease carries an effective interest rate of 6.56%. The capital lease is subject to a prepayment penalty equal to a specified percentage multiplied by the amount prepaid. This specified percentage began at 4% and, except in the event of acceleration due to an event of default, ratably declines 1% for every year the lease is outstanding until July 31, 2011, at which time the capital lease is not subject to a prepayment penalty. The specified percentage is 2% as of December 31, 2009. In the event of acceleration due to an event of default, the prepayment penalty is restored to 4%.

A minimal balance remains outstanding on other capital lease obligations consisting of agreements executed by the Company in prior years for the use of small production equipment and machinery.

Craft Brewers Alliance, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

For the Company’s outstanding debt obligations as of December 31, 2009, required principal payments for the next five fiscal years are as follows:

	Long Term Debt			Capital
	Line of	Term	Promissory	Lease
	Credit	Loan	Notes	Obligations
	(In thousands)

Succeeding periods:
2010	$—	$374	$—	$1,440
2011	—	396	—	1,432
2012	—	421	—	1,429
2013	6,400	451	—	1,428
2014	—	477	—	714
Thereafter	—	10,893	600	—

	6,400	13,012	600	6,443
Amounts representing interest	—	—	—	(876)

	$6,400	$13,012	$600	$5,567

9.	Derivative Financial Instruments and Fair Value Measurements

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

The Company has assessed its vulnerability to certain business and financial risks, including interest rate risk associated with its variable-rate long-term debt. To mitigate this risk, the Company entered into with BofA a five-year interest rate swap agreement with a total notional value of $9.8 million and $10.1 million as of December 31, 2009 and 2008, respectively, to hedge the variability of interest payments associated with its variable-rate borrowings under its Term Loan. Through this swap agreement, the Company pays interest at a fixed rate of 4.48% and receives interest at a floating-rate of the one-month LIBOR. Since the interest rate swap hedges the variability of interest payments on variable rate debt with similar terms, it qualifies for cash flow hedge accounting treatment under ASC 815. As of December 31, 2009 and 2008, unrealized net losses of $768,000 and $1.1 million, respectively, were recorded in accumulated other comprehensive loss as a result of this hedge. There was no hedge ineffectiveness recognized for the years ended December 31, 2009 and 2008 associated with this contract. The effective portion of the gain or loss on the derivative is reclassified into interest expense in the same period during which the Company records interest expense associated with the Term Loan.

As a result of the Merger, the Company assumed Widmer’s contract with BofA for a $7.0 million notional interest rate swap agreement. On the effective date of the Merger, the Company entered into with BofA an equal and offsetting interest rate swap contract. Neither swap contract qualifies for hedge accounting under ASC 815. The assumed contract requires the Company to pay interest at a fixed rate of 4.60% and receive interest at a floating rate of the one-month LIBOR, while the offsetting contract requires the Company to pay interest at a floating rate of the one-month LIBOR and receive interest at a fixed rate of 3.47%. Both contracts expire on November 1, 2010. The Company recorded a net gain on the contracts of $78,000 and $34,000 for the year ended December 31, 2009 and 2008, respectively, which was recorded to other income.

Craft Brewers Alliance, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Liability Derivatives at December 31, 2009
	Balance Sheet Location	Fair Value
		(In thousands)

Derivatives designated as hedging instruments under ASC 815
Interest rate swap contracts	Non-current liabilities — derivative financial instruments	$768
Derivatives not designated as hedging instruments under ASC 815
Interest rate swap contracts	Non-current liabilities — derivative financial instruments	74

Total derivatives		$842

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

The Company has assessed its assets and liabilities that are measured and recorded at fair value on a recurring or non-recurring basis, within the above hierarchy and that assessment is as follows:

	Fair Value Hierarchy Assessment
	Level 1	Level 2	Level 3	Total
	(In thousands)

2009
Recurring
Derivative financial instruments — interest rate swap contracts	$—	$842	$—	$842
2008
Recurring
Derivative financial instruments — interest rate swap contracts	$—	$1,242	$—	$1,242
Non-Recurring
Goodwill	—	—	—	—
Trademark	—	—	10,002	10,002
Equity Investments	—	—	5,189	5,189

Craft Brewers Alliance, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

10.	Common Stockholders’ Equity

Issuance of Common Stock

In conjunction with the exercise of stock options granted under the Company’s stock option plans during the years ended December 31, 2009 and 2008, the Company issued 108,000 and 227,750 shares, respectively, of common stock and received proceeds on exercise totaling $207,000 and $475,000, respectively. See “Stock-Based Compensation Expense” for a discussion of the impact on the Company’s statements of operations.

On May 29, 2009, the board of directors approved, under the 2007 Stock Incentive Plan (the “2007 Plan”), a grant of 3,000 shares of fully-vested Common Stock to each non-employee director. On June 24, 2008, the board of directors approved, under the 2007 Plan, a grant of 1,140 shares of fully-vested common stock to each non-employee director except for the A-B designated directors. In conjunction with these stock grants, the Company issued 18,000 shares and 4,560 shares of common stock. See “Stock-Based Compensation Expense” for a discussion of the impact on the Company’s statements of operations.

On July 1, 2008, the Company issued 8,361,514 common shares to the then shareholders of Widmer in exchange for cancellation of the Widmer shares. See Note 11 for further discussion.

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

The Company’s shareholders approved the 2002 Stock Option Plan (“2002 Plan”) in May 2002. The 2002 Plan provides for granting of non-qualified stock options and incentive stock options to employees, non-employee directors and independent consultants or advisors. The compensation committee of the board of directors administers the 2002 Plan, determining the grantees, the number of shares of common stock for which the options are exercisable and the exercise prices of such shares, among other terms and conditions. Under the 2002 Plan, options granted to employees of the Company through December 31, 2008 vest over a five-year period while options granted to employees of the Company during the first quarter of 2009 vest over a four-year period. Options granted under the 2002 Plan to the Company’s directors (excluding the A-B designated directors) have become exercisable beginning from the date of the grant up to six months following the grant date. The maximum number of shares of common stock for which options may be granted prior to expiration of the 2002 Plan on February 25, 2012, is 346,000. As of December 31, 2009, the 2002 Plan had 74,759 shares available for future grants of options.

The 2007 Plan was adopted by the board of directors and approved by the shareholders in May 2007. The 2007 Plan provides for stock options, restricted stock, restricted stock units, performance awards and stock appreciation rights. While incentive stock options may only be granted to employees, awards other than incentive stock options may be granted to employees and directors. The 2007 Plan is administered by the compensation committee of the board of directors. A maximum of 100,000 shares of common stock are

Craft Brewers Alliance, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

authorized for issuance under the 2007 Plan. As of December 31, 2009, the 2007 Plan had 53,240 shares available for future grants of stock-based awards.

Stock-Based Compensation Expense

As discussed above, the Company granted common shares to its non-employee directors during the second quarter of 2009 and to its non-employee directors except for the A-B designated directors during the second quarter of 2008. As the grants were fully vested, the Company recognized stock-based compensation of $36,000 and $20,000 in its statements of operations during the years ended December 31, 2009 and 2008, respectively. See “Issuance of Common Stock” above for further details.

The Company recognized stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation (formerly referenced as SFAS No. 123(R), Share-based Payments) of $6,100 for the year ended December 31, 2009 associated with the grant of stock options during 2009. The Company did not recognize any stock-based compensation associated with stock options for the year ended December 31, 2008 as there were no grants of stock options during the corresponding periods. At December 31, 2009, the Company had unearned compensation associated with the 2009 option grants totaling $18,700, to be recognized as selling, general and administrative expense over a period of 3.1 years. This amount will be amortized using the straight-line method over the expected vesting period of the options.

Stock Option Plan Activity

Presented below is a summary of the Company’s stock option plan activity:

		Weighted Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
	(In thousands)	(Per share)	(In years)	(In thousands)

Outstanding at December 31, 2008	431	$2.61	2.4	$—
Granted	30	1.25	10.0	—
Exercised	(108)	(1.92)	(2.3)
Canceled	(106)	(2.31)	(2.2)
Expired	(110)	(3.97)	(0.4)

Outstanding at December 31, 2009	137	$2.00	4.4	$67

Exercisable at December 31, 2009	107	$2.22	3.0	$33

The aggregate intrinsic value of the outstanding stock options is calculated as the difference between the stock closing price as reported by Nasdaq as of the last day of the period and the exercise price of the shares. The applicable stock closing prices as of December 31, 2009 and 2008 were $2.40 and $1.20 per share, respectively. The total intrinsic value of stock options exercised in 2009 and 2008 was $99,000 and $380,000, respectively. No stock options vested during 2009 and 2008.

Craft Brewers Alliance, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table summarizes information for options outstanding and exercisable at December 31, 2009:

	Outstanding			Exercisable
		Weighted Average			Weighted Average
			Remaining			Remaining
		Exercise	Contractual		Exercise	Contractual
Range of Exercise Prices	Options	Price	Life	Options	Price	Life
	(In thousands)	(Per share)	(In years)	(In thousands)	(Per share)	(In years)

$1.25 to $2.00	51	$1.47	5.9	21	$1.78	1.3
$2.01 to $3.00	70	2.13	3.0	70	2.13	3.0
$3.01 to $3.15	16	3.15	5.4	16	3.15	5.4

$1.25 to $3.15	137	$2.00	4.4	107	$2.22	3.0

Attributes of the stock options granted during 2009, including the fair value of the stock options, were as follows:

2009

Total number of options granted	30,000
Estimated fair value of each option granted	$0.89
Total estimated fair value of all options granted (in thousands)	$27

Key assumptions used in the Company’s valuation model to determine the fair value of the stock options granted in 2009 were as follows:

2009

Expected life (years)	10 yrs.
Risk-free interest rate	2.87%
Expected volatility rate	60.98%
Expected dividend yield	0.00%

11.	Merger with Widmer

On July 1, 2008, the Merger was consummated. Pursuant to the Agreement and Plan of Merger with Widmer, as amended, and by operation of law, upon the merger of Widmer with and into the Company, the Company acquired all of the assets, rights, privileges, properties, franchises, liabilities and obligations of Widmer. Each outstanding share of capital stock of Widmer was converted into the right to receive 2.1551 shares of Company common stock, or 8,361,514 shares. The Merger resulted in Widmer shareholders and existing Company shareholders each collectively holding approximately 50% of the outstanding shares of the Company. No Widmer shareholder exercised statutory appraisal rights in connection with the Merger.

The Company believes that the combined entity is able to secure efficiencies beyond those that had already been achieved in its prior relationships with Widmer in utilizing the two companies’ production facilities and a united sales and marketing workforce that is able to identify, quantify and execute targeted regional market opportunities across a broad platform, as well as by reducing duplicative functions. Utilizing the combined facilities offers a greater opportunity to rationalize production capacity in line with product demand. The sales and marketing team of the combined entity is able to support further promotion of the products of its corporate investments, Kona, and, to a lesser extent, FSB.

Craft Brewers Alliance, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Merger-Related Costs

In connection with the Merger, the Company incurred merger-related expenditures, including legal, consulting, meeting, filing, printing and severance costs. Certain of the merger-related expenses have been reflected in the statements of operations as selling, general and administrative expenses. Certain of the other merger-related costs have been capitalized in accordance with SFAS No. 141, Business Combinations (“SFAS 141”) as discussed below. The summary of merger-related expenditures incurred during the periods indicated is as follows:

	Year Ended December 31,
	2009	2008
	(In thousands)

Merger-related costs and expenses reflected in Statements of Operations	$225	$1,783

Merger-related expenses include severance payments to employees and officers whose employment was terminated as a result of the Merger. The Company estimates that merger-related severance benefits totaling approximately $430,000 will be paid over the next two years ending in June 2011 to all affected former Redhook employees and officers, and affected former Widmer employees. The Company has recognized all costs associated with its merger-related severance benefits, including these, in accordance with ASC 420, Exit or Disposal Cost Obligations (formerly referenced as SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities). The Company recognized severance costs of $225,000 and $1.5 million as a merger- related expense in the Company’s statement of operations for the year ended December 31, 2009 and 2008, respectively. As discussed above, no such costs are expected to be recognized in future periods.

Accounting for the Acquisition of Widmer

The acquisition of Widmer has been accounted for in accordance with SFAS 141 and ASC 350. Accordingly, the Company’s balance sheet as of December 31, 2008 and subsequent periods reflects the acquisition of Widmer tangible and intangible assets and assumption of Widmer liabilities. The results of operations of Widmer from July 1, 2008 to December 31, 2008 are included in the Company’s statement of operations for the year ended December 31, 2008, and all subsequent periods include the impact of the Widmer merger.

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

Unaudited Pro Forma Results of Operations

The unaudited pro forma combined condensed results of operations are presented below for the year ended December 31, 2008 as if the Merger had been completed on January 1, 2008.

Pro Forma Results
for the Year Ended
December 31, 2008
(In thousands, except
per share data)

Net sales	$117,654
Loss before income taxes	$(39,287)
Net loss	$(34,357)
Basic and diluted loss per share	$(2.03)

Craft Brewers Alliance, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

In 2008, due to a combination of factors, including the U.S. economic environment, particularly during the fourth quarter, the Company’s expectations of a follow-on impact on consumer demand, the increase in competition from both other craft and specialty brewers and the fuller-flavored offerings from the national domestic brewers, and the Company’s plans for the near and medium term, the Company believed that impairments may have occurred to certain of its assets acquired in the Merger. As a result, the Company compared the fair value of the reporting unit, which for the purposes of the impairment testing the Company defined as the entire entity, with the reporting unit’s carrying value including goodwill. As the carrying value of the reporting unit exceeded its fair value, the Company performed the second step of the goodwill impairment test, as discussed below, to determine the amount of impairment loss, if any.

In performing the second step of the Company’s analysis of the fair value of its goodwill asset in accordance with ASC 350, the Company based its estimates on the income methodology, a market methodology and a transactional methodology, weighting each on a probability assessment. The income methodology employed a discounted cash flow valuation model, using the Company’s projections of future revenue growth and operating profitability. The discounted cash flow model incorporates the Company’s estimates of future cash flows, future growth rates and management’s judgment regarding the applicable discount rates used to discount those estimated cash flows. The market methodology compared the market capitalization of other publicly traded regional and national brewing companies against their revenues and EBITDA to derive a market capitalization multiple. This multiple was applied against the Company’s forecasted EBITDA. The transactional methodology compared revenues and specified earnings multiples on recent merger transactions involving a similarly situated specialty brewer to derive an estimated revenue multiple to apply against the Company’s revenue projections. The analysis resulted in a complete impairment of the Company’s goodwill balance, which the Company recognized in the year ended December 31, 2008.

In performing its analysis of the fair value of its intangible trademark asset in accordance with ASC 350, the Company based its estimates of fair value on an income methodology using a discounted cash flow valuation model under a relief from royalty methodology. The relief from royalty model incorporates the Company’s estimates of the royalty rate that a market participant would assume, projections of future revenues and the Company’s judgment regarding the applicable discount rates used to discount those estimated cash

Craft Brewers Alliance, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

flows. The analysis resulted in a partial impairment of the Company’s Widmer brand trademark, which the Company recognized in the year ended December 31, 2008.

In performing its analysis of the fair values of its equity investments in accordance with ASC 325, the Company based its estimates on an income methodology using a discounted cash flow valuation model. The discounted cash flow model incorporates the Company’s estimates of 1) the future cash flows associated with the investments, 2) future growth rates for those entities and 3) the applicable discount rates used to discount those estimated cash flows. The analysis resulted in a partial impairment of the Company’s equity investment in FSB of $1.3 million and its equity investment in Kona of $100,000, which the Company recognized in the year ended December 31, 2008.

13.	Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Year Ended December 31,
	2009	2008
	(In thousands, except per share amounts)

Numerator for basic and diluted earnings (loss) per share:
Net income (loss)	$887	$(33,278)

Denominator for basic earnings (loss) per share —
Weighted average common shares outstanding	17,004	12,660
Dilutive effect of stock options on weighted average common shares	37	—

Denominator for diluted earnings (loss) per share	17,041	12,660

Basic and diluted earnings (loss) per share	$0.05	$(2.63)

Certain Company stock options were not included in the computation of diluted earnings (loss) per share because the exercise price of the options was greater than the average market price of the common shares, or the impact of their inclusion would be antidilutive. Such stock options, with prices ranging from $1.25 to $3.97 per share at December 31, 2009 and from $1.49 to $3.97 per share at December 31, 2008, averaged 160,000 and 569,000 for the years ended December 31, 2009 and 2008, respectively.

14.	Income Taxes

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2009	2008
	(In thousands)

Current	$242	$23
Deferred	(56)	(4,400)

Income tax provision (benefit)	$186	$(4,377)

Current tax expense is attributable to state taxes, federal alternative minimum tax (“AMT”), and expected settlement with the Internal Revenue Service (“IRS”) over examination issues arising from the Company’s acquisition of Widmer. The Company paid income, equity and franchise taxes totaling $83,000 and $47,000 for the years ended December 31, 2009 and 2008, respectively.

Craft Brewers Alliance, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The income tax provision (benefit) differs from the amount computed by applying the statutory federal income tax rate to the income (loss) before income taxes. The sources and tax effects of the differences are as follows:

	Year Ended December 31,
	2009	2008
	(thousands)

Provision (Benefit) at U.S. statutory rate	$365	$(12,803)
State taxes, net of federal benefit	119	(418)
Permanent differences, primarily meals and entertainment	171	130
Loss on impairment of assets	—	7,714
True up of Merger treatment and accrual of examination issues	118	—
Increase to deferred tax asset tax rate	313	—
Valuation allowance	(900)	1,000

Income tax provision (benefit)	$186	$(4,377)

The income tax provision for the year ended December 31, 2009 was affected by the impact of the Company’s non-deductible expenses, primarily meals and entertainment expenses, a gradual shift in the destination of the Company’s shipments resulting in a greater apportionment of earnings and related deferred tax liabilities to states with higher statutory tax rates than in prior periods and the expected settlement with the IRS over its examination of the income tax returns for 2007 and 2008 filed by Widmer and related adjustments to deferred tax accounts recorded in the Merger. The income tax benefit for the year ended December 31, 2008 was affected by the loss on impairment of assets, but the taxable loss for the year was not as the goodwill asset was recognized for financial statement purposes only and did not have a tax basis.

Craft Brewers Alliance, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,
	2009	2008
	(In thousands)

Deferred tax liabilities:
Property, equipment and leasehold improvements	$11,343	$10,815
Intangible assets	4,743	4,789
Equity investments	1,267	1,133
Other	123	269

Total deferred tax liabilities	17,476	17,006

Deferred tax assets:
Net operating losses and alternative minimum tax credit carryforwards	9,736	10,372
Accrued salaries and severance	927	834
Other	868	1,015
Valuation allowance	(100)	(1,000)

Total deferred tax assets	11,431	11,221

Net deferred tax liability	$6,045	$5,785

As Presented on the Balance Sheet:
Long-term deferred income tax liability, net	$7,015	$6,552
Current deferred income tax asset, net	970	767

Net deferred tax liability	$6,045	$5,785

As of December 31, 2009, the Company’s deferred tax assets were primarily comprised of federal net operating loss (“NOL”) carryforwards, state NOL carryforwards, and federal and state AMT credit carryforwards, which totaled $9.2 million, $294,000 and $221,000, respectively, on a tax effected basis. At December 31, 2009, the federal NOL carryforwards that could be applied to future periods were $27.1 million and expire in the following years: 2018, $5.8 million; 2019, $7.2 million; 2020, $3.4 million; 2021, $2.7 million; 2022, $2.3 million; 2023, $1.8 million and 2028, $3.9 million. At December 31, 2009, the state NOL carryforwards that could be applied to future periods expire between 2010 and 2028, while the federal and state AMT credit carryforwards may be carried forward indefinitely.

In assessing the realizability of its deferred tax assets, the Company considered both positive and negative evidence when measuring the need for a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income during the periods in which those temporary differences become deductible. Among other factors, the Company considered future taxable income generated by the projected differences between financial statement depreciation and tax depreciation, including the depreciation of the assets acquired in the Merger. At December 31, 2008, based upon the available evidence, the Company believed that it was not more likely than not that all of the deferred tax assets would be realized. The valuation allowance was $1.0 million as of December 31, 2008. Based on the future reversals of existing temporary differences and the income generated for the 2009 fiscal year, the Company decreased the valuation allowance by $900,000 during the year ended December 31, 2009.

There were no unrecognized tax benefits as of December 31, 2009 or 2008. The Company does not anticipate significant changes to its unrecognized tax benefits within the next twelve months.

Craft Brewers Alliance, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

As noted previously, the Company expects to settle with the IRS during the first six months of 2010 over the examination by the IRS of the income tax returns for 2007 and 2008 as filed by Widmer. The Company expects to pay approximately $69,000 in tax and $4,000 in interest associated with this settlement. Tax years that remain open for examination by the IRS include the years from 2006 through 2009. In addition, tax years from 1998 to 2003 may be subject to examination by the IRS and state tax jurisdictions to the extent that the Company utilizes the NOLs from those years in its current or future tax returns.

15.	Employee Benefit Plan

The Company sponsors a defined contribution or 401(K) plan for all employees 18 years or older. Employee contributions may be made on a before-tax basis, limited by IRS regulations. The Company matches the employee’s contribution up to 4% of eligible compensation; however the Company’s match is on a discretionary basis. Eligibility for the matching contribution begins after the participant has worked a minimum of three months. The Company’s matching contributions to the plan vest ratably over five years of service by the employee. The Company recognized expense associated with its matching contributions to the plan of $600,000 and $445,000 for the years ended December 31, 2009 and 2008, respectively.

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

Minimum aggregate future lease payments under non-cancelable operating leases as of December 31, 2009 are as follows:

(In thousands)

2010	$768
2011	633
2012	523
2013	481
2014	434
Thereafter	12,075

$14,914

Rent expense under all operating leases, including short-term rentals as well as cancelable and noncancelable operating leases, totaled $2.9 million and $1.9 million for the years ended December 31, 2009 and 2008, respectively.

Included in the lease obligations described previously are contracts with lessors whose members include related parties to the Company. These contracts were assumed by the Company as a result of the Merger. The Company leases its headquarters office space, restaurant and storage facilities located in Portland, land and certain equipment from two limited liability companies, both of whose members include the Company’s current Board Chair and a nonexecutive officer of the Company. Lease payments to these lessors totaled $118,000 and $55,000 for the years ended December 31, 2009 and 2008, respectively. The Company is responsible for taxes, insurance and maintenance associated with these leases. The lease for the headquarters

Craft Brewers Alliance, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

office space and restaurant facility expires in 2034, with an extension at the Company’s option for two 10-year periods, while the lease for the other facilities, land and equipment expires in 2017 with an extension at the Company’s option for two five-year periods. Rental payments under the leases are adjusted each year to reflect increases in the Consumer Price Index. The rent during an extension period, if applicable, will be established at fair market levels at the beginning of each period. The Company holds a right to purchase the headquarters office space and restaurant facility at the greater of $2.0 million or the fair market value of the property as determined by a contractually established appraisal method. The right to purchase is not valid in the final year of the lease term or in each of the final years of the renewal terms, as applicable.

The Company leases corporate office space to an unrelated party; however, the lease agreement expired during 2009. Upon expiration of the agreement, the Company has continued the lease on a month-to-month basis, with all other terms similar to the expired lease contract. The Company recognized rental income of $177,000 and $193,000 for the years ended December 31, 2009 and 2008, respectively.

The Company periodically enters into commitments to purchase certain raw materials in the normal course of business. Furthermore, the Company has entered into purchase commitments and commodity contracts to ensure it has the necessary supply of malt and hops to meet future production requirements. Certain of the malt and hop commitments are for crop years through 2015. The Company believes that malt and hops commitments in excess of future requirements, if any, will not have a material impact on its financial condition or results of operations. The Company may take delivery of the commodities in excess of or make payments against the purchase commitments earlier than contractually obligated, which means the Company’s cash outlays in any particular year may exceed or fall below the commitment amount disclosed.

The Company has recorded liabilities of $2.4 million at December 31, 2009 associated with purchase commitments for which it has already taken title to the related commodity. These amounts are excluded from the table below. The Company has also executed agreements with selected vendors to source its requirements for certain malt varieties for the years ended December 31, 2011 and 2012; however, either the quantity to be delivered or the price for the commodity have not been established at the present time, as such, none of these commitments are included in the table below.

The Company has entered into several multi-year sponsorship and promotional commitments with certain professional sports teams and entertainment companies, including certain contracts that were assumed as a result of the merger with Craft Brands. Generally, in exchange for its sponsorship consideration, the Company posts signage and provides other promotional materials at the site or the event. In certain instances, the Company is granted an exclusive right to provide the craft beer products at the site or event. The terms of these sponsorship commitments expire at various dates through 2011.

Aggregate payments under unrecorded, unconditional purchase and sponsorship commitments as of December 31, 2009 are as follows:

	Total Noncancelable Commitments
	Purchase	Sponsorship
	Obligations	Obligations	Total
	(In thousands)

2010	$11,096	$347	$11,443
2011	3,242	164	3,406
2012	1,598	—	1,598
2013	1,422	—	1,422
2014	534	—	534
Thereafter	534	—	534

	$18,426	$511	$18,937

Craft Brewers Alliance, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

17.	Related-Party Transactions

For the years ended December 31, 2009 and 2008, sales to A-B through the amended A-B Distribution Agreement totaled $110.5 million and $62.4 million, respectively, which represented 83.9% and 72.5%, respectively, of the Company’s sales for the corresponding period. As of December 31, 2009 and 2008, A-B owned approximately 35.5% and 35.8%, respectively, of the Company’s Common Stock.

For all sales made pursuant to the amended A-B Distribution Agreement, the Company pays A-B certain fees, described in further detail below. A Margin fee applies to all product sales, except for sales to the Company’s retail operations, pubs and restaurants, dock sales and for sales prior to the Merger, the Company’s sales made to Craft Brands, which paid a comparable fee on its resale of the product. The Company also pays an additional fee for any shipments that exceed shipment levels as established in the amended A-B Distribution Agreement (“Additional Margin”). For the years ended December 31, 2009 and 2008, the Company paid a total of $5.8 million and $3.1 million, respectively, related to the Margin and Additional Margin. These fees are reflected as a reduction of sales in the Company’s statements of operations.

Also included in the amended A-B Distribution Agreement are fees associated with administration and handling, including invoicing costs, staging costs, cooperage handling charges and inventory manager fees. These fees totaled approximately $394,000 and $205,000 for the years ended December 31, 2009 and 2008, respectively, and are reflected in cost of sales in the Company’s statements of operations.

In certain instances, the Company shipped its product to A-B wholesaler support centers (“WSCs”) rather than directly to the wholesaler. WSCs consolidated small wholesaler orders for the Company’s products with orders of other A-B products prior to shipping to the wholesaler. A WSC fee for these shipments totaled $418,000 and $179,000 for the years ended December 31, 2009 and 2008, respectively, and is charged to cost of sales in the Company’s statements of operations.

Under a separate agreement, the Company purchased certain materials, primarily bottles and other packaging materials, through A-B totaling $22.6 million and $15.1 million in 2009 and 2008, respectively. During the corresponding periods, the Company paid A-B amounts totaling $63,000 and $989,000 for media purchases and advertising services.

Associated with its purchase of A-B’s Pacific Ridge brand, trademark and related intellectual property, the Company pays A-B an annual royalty based on shipments of this brand, which it will pay until 2023. The Company paid royalties of $66,000 and $71,000 during the years ended December 31, 2009 and 2008, respectively, which are reflected in cost of sales in the Company’s statements of operations.

In connection with the shipment of its draft products per the amended A-B Distribution Agreement, the Company collects refundable deposits on its kegs from A-B’s wholesalers. As these wholesalers generally hold an inventory of the Company’s kegs at their warehouse and in retail establishments, A-B assists in monitoring the inventory of kegs received by its wholesalers. The wholesaler pays a flat fee to the Company for each keg determined to be lost and also forfeits the deposit. For the years ended December 31, 2009 and 2008, the Company reduced its brewery equipment by $259,000 and $770,000, respectively, for amounts received in lost keg fees and forfeited deposits.

The Company periodically will lease kegs from A-B pursuant to a separate agreement. Lease and handling fees of $48,000 and $40,000 are reflected in cost of sales for the years ended December 31, 2009 and 2008, respectively.

As of December 31, 2009 and 2008, net amounts due from A-B of $1.8 million and due to A-B of $2.3 million, respectively, were outstanding.

The Company sold and shipped Widmer Hefeweizen under several contracts with Widmer prior to the Merger. One of these contracts was a licensing arrangement under which the Company sold this product in the

Craft Brewers Alliance, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Midwest and Eastern United States. The licensed product was brewed at the New Hampshire Brewery under the supervision and direction of Widmer’s brewing staff to insure their brand quality and matching taste profile. The Company shipped 12,500 barrels of Widmer Hefeweizen during the year ended December 31, 2008. A licensing fee of $165,000 paid to Widmer is reflected in the Company’s statements of operations for the year ended December 31, 2008. The Company also brewed and shipped 31,000 barrels of Widmer draft and bottled product under a contract brewing arrangement with Widmer during the year ended December 31, 2008. The Company recognized contract brewing revenues of $3.0 million received from Widmer, which are reflected in the Company’s statements of operations for the year ended December 31, 2008. These arrangements, along with all other agreements between Widmer and the Company, terminated on the effective date of the Merger; therefore no similar amounts were recognized in the Company’s statements of operations for the year ended December 31, 2009.

The Company has entered into several lease arrangements with lessors whose members include related parties to the Company. See discussion at Note 16, “Commitments” for further details regarding these lease arrangements.

For the years ended December 31, 2009 and 2008, the Company earned alternating proprietorship fees of $5.0 million and $2.4 million, respectively, by leasing the Oregon Brewery to Kona and $5.7 million and $3.4 million, respectively, by selling raw materials and packaging products to Kona. These fees are recorded as sales revenues in the Company’s statement of operations for the corresponding periods. The Company also charges rent to Kona for its use of kegs for products that are distributed to Hawaii, as these sales are outside of the Company’s distribution agreement with Kona. Cooperage rental fees of $107,000 and $61,000 were charged to Kona for the years ended December 31, 2009 and 2008, respectively. These fees were credited to cost of sales for the corresponding periods.

At December 31, 2009 and 2008, the Company has net amounts due to FSB of $2.3 million and $1.0 million, respectively. At December 31, 2009, the Company has a net amount due to Kona of $374,000 and at December 31, 2008, the Company had a net amount due from Kona of $1.1 million. At December 31, 2009 and 2008, the Company had outstanding receivables due from KBC of $57,000 and $107,000, respectively. See discussion at Note 6 for further details.

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

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (“SEC”) and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management believes that key controls are in place and the disclosure controls are functioning effectively at the reasonable assurance level as of December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2009, no changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by Exchange Act Rule 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009, at the reasonable assurance level.

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

The response to this Item is contained in part in the Company’s definitive proxy statement for its 2010 Annual Meeting of Shareholders to be held on May 26, 2010 (the “2010 Proxy Statement”) under the captions “Board of Directors,” “Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and the information contained therein is incorporated herein by reference.

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

The response to this Item is contained in the 2010 Proxy Statement under the captions “Executive Compensation,” “Director Compensation” and “Compensation Committee” and the information contained therein is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following is a summary as of December 31, 2009 of all of the Company’s plans that provide for the issuance of equity securities as compensation. See Note 10 to the Financial Statements — Common Stockholders’ Equity for additional discussion.

Number of Securities
Remaining Available
for Future Issuance
	Number to be Issued	Weighted Average	under Equity
	Upon Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding Securities
Plan Category	Options and Rights (a)	Options and Rights (b)	Reflected in Column (a))(c)

Equity compensation plans approved by security holders	136,990	$2.00	127,999
Equity compensation plans not approved by security holders	—	—	—

Total	136,990	$2.00	127,999

The remaining response to this Item is contained in part in the 2010 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and the information contained therein is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this Item is contained in the 2010 Proxy Statement under the caption “Related Person Transactions” and “Board of Directors — Director Independence” and the information contained therein is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The response to this Item is contained in the 2010 Proxy Statement under the caption “Proposal No. 2 — Ratification of Appointment of Independent Registered Public Accounting Firm” and the information contained therein is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Portland, Oregon, on March 29, 2010.

Craft Brewers Alliance, Inc.

By:	/s/ Joseph K. O’Brien
     Joseph K. O’Brien
     Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terry E. Michaelson Terry E. Michaelson	Chief Executive Officer (Principal Executive Officer)	March 29, 2010

/s/ Mark D. Moreland Mark D. Moreland	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 29, 2010

/s/ Joseph K. O’Brien Joseph K. O’Brien	Controller (Principal Accounting Officer)	March 29, 2010

/s/ Kurt R. Widmer Kurt R. Widmer	Chairman of the Board and Director	March 29, 2010

/s/ Timothy P. Boyle Timothy P. Boyle	Director	March 29, 2010

Andrew R. Goeler	Director

/s/ Kevin R. Kelly Kevin R. Kelly	Director	March 29, 2010

/s/ David R. Lord David R. Lord	Director	March 29, 2010

/s/ John D. Rogers, Jr. John D. Rogers, Jr.	Director	March 29, 2010

Anthony J. Short	Director

Exhibit Index

Exhibit
Number		Description

2.1		Agreement and Plan of Merger between the Registrant and Widmer Brothers Brewing Company, dated November 13, 2007, as amended by Amendment No. 1 dated April 30, 2008 and Amendment No. 2 dated May 13, 2008 (incorporated by reference from Annex A to the Registrant’s Registration Statement on Form S-4, No. 333-149908)
3.1		Restated Articles of Incorporation of the Registrant, dated July 1, 2008 (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2008)
3.2		Amended and Restated Bylaws of the Registrant, dated July 1, 2008 (incorporated by reference from Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on July 2, 2008)
10	.1*	Amended and Restated Directors Stock Option Plan (incorporated by reference from Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, No. 33-94166)
10	.2*	Amendment dated as of February 27, 1996 to Amended and Restated Directors Stock Option Plan (incorporated by reference from Exhibit 10.32 to the Registrant’s Form 10-Q for the quarter ended June 30, 1996 (File No. 0-26542) (“1996 Form 10-Q”))
10	.3*	Form of Stock Option Agreement for the Directors Stock Option Plan (incorporated by reference from Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2004)
10	.4*	1992 Stock Incentive Plan, approved October 20, 1992, as amended October 11, 1994 and May 25, 1995 (incorporated by reference from Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, No. 33-94166)
10	.5*	Amendment dated as of February 27, 1996 to the 1992 Stock Incentive Plan, as amended (incorporated by reference from Exhibit 10.31 to the 1996 Form 10-Q)
10	.6*	Amendment dated as of July 25, 1996 to 1992 Stock Incentive Plan, as amended (incorporated by reference from Exhibit 10.33 to the 1996 Form 10-Q)
10	.7*	Form of Incentive Stock Option Agreement for the 1992 Stock Incentive Plan, as amended (incorporated by reference from Exhibit 10.8 to the Registrant’s Form 10-K for the year ended December 31, 2004)
10	.8*	2002 Stock Option Plan (incorporated by reference from Exhibit A to the Registrant’s Proxy Statement for its 2002 Annual Meeting of Shareholders (File No. 0-26542)
10	.9*	Form of Stock Option Agreement (Directors Grants) for the 2002 Stock Option Plan (incorporated by reference from Exhibit 10.10 to the Registrant’s Form 10-K for the year ended December 31, 2004)
10	.10*	Form of Nonqualified Stock Option Agreement (Executive Officer Grants) for the 2002 Stock Option Plan (incorporated by reference from Exhibit 10.10 to the Registrant’s Form 10-K for the year ended December 31, 2008)
10	.11*	2007 Stock Incentive Plan (incorporated by reference from Appendix B to the Registrant’s Proxy Statement for its 2007 Annual Meeting of Shareholders)
10	.12*	Amended and Restated Employment Agreement between the Registrant and Paul S. Shipman, dated February 13, 2008 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 19, 2008)
10	.13*	Letter of agreement between the Registrant and David Mickelson dated June 30, 2008 (incorporated by reference from Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 2, 2008)
10	.14*	Letter of Agreement between the Registrant and Terry E. Michaelson dated March 29, 2010
10	.15*	Letter of Agreement between the Registrant and Mark D. Moreland dated March 29, 2010
10	.16*	Letter of Agreement between the Registrant and V. Sebastian Pastore dated March 29, 2010
10	.17*	Letter of Agreement between the Registrant and Martin J. Wall, IV dated March 29, 2010
10	.18*	Letter of Agreement between the Registrant and Danielle Katcher, dated March 29, 2010
10	.19*	Employment Agreement between the Registrant and Kurt Widmer dated June 30, 2008 (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 2, 2008)

Exhibit
Number		Description

10	.20*	Employment Agreement between the Registrant and Robert Widmer dated June 30, 2008 (incorporated by reference from Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on July 2, 2008)
10	.21*	Non-Competition and Non-Solicitation Agreement dated June 30, 2008 between the Registrant and Kurt Widmer (incorporated by reference from Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on July 2, 2008)
10	.22*	Non-Competition and Non-Solicitation Agreement dated June 30, 2008 between the Registrant and Robert Widmer (incorporated by reference from Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed on July 2, 2008)
10	.23*	Summary of Compensation Arrangements for Non-Employee Directors
10.24		Services Agreement dated January 1, 2009 between the Registrant and Kona Brewery LLC (incorporated by reference from Exhibit 10.25 to the Registrant’s Form 10-K for the year ended December 31, 2008)
10.25		Sublease between Pease Development Authority as Sublessor and the Registrant as Sublessee, dated May 30, 1995 (incorporated by reference from Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, No. 33-94166)
10.26		Loan Agreement dated as of July 1, 2008 between Registrant and Bank of America, N.A. (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 7, 2008)
10.27		Loan Modification Agreement dated November 14, 2008 to Loan Agreement dated July 1, 2008 between Registrant and Bank of America, N.A. (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2008)
10.28		Exchange and Recapitalization Agreement dated as of June 30, 2004 between the Registrant and Anheuser-Busch, Incorporated (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2004)
10	.29†	Master Distributor Agreement dated as of July 1, 2004 between the Registrant and Anheuser-Busch, Incorporated (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 2, 2004)
10.30		Registration Rights Agreement dated as of July 1, 2004 between the Registrant and Anheuser-Busch, Incorporated (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 2, 2004)
10.31		Consent and Amendment dated as of July 1, 2008 among the Registrant, Widmer Brothers Brewing Company, Craft Brands Alliance LLC, and Anheuser-Busch, Incorporated (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2008)
10.32		Master Lease Agreement dated as of June 6, 2007 between Banc of America Leasing & Capital, LLC and Widmer Brothers Brewing Company (incorporated by reference to Exhibit 10.2 from Amendment No. 1 to the Registrant’s Registration Statement on Form S-4, No. 333-149908 filed on May 1, 2008 (“S-4 Amendment No. 1”))
10.33		Amended and Restated License Agreement dated as of February 28, 1997 between Widmer Brothers Brewing Company and Widmer’s Wine Cellars, Inc. and Canandaigua Wine Company, Inc. (incorporated by reference to Exhibit 10.3 from the S-4 Amendment No. 1)
10.34		Restated Lease dated as of January 1, 1994 between Smithson & McKay Limited Liability Company and Widmer Brothers Brewing Company (incorporated by reference to Exhibit 10.4 from the S-4 Amendment No. 1)
10.35		Commercial Lease (Restated) dated as of December 18, 2007 between Widmer Brothers LLC and Widmer Brothers Brewing Company (incorporated by reference to Exhibit 10.5 from the S-4 Amendment No. 1)
10.36		Amended and Restated Continental Distribution and Licensing Agreement between the Registrant and Kona Brewery LLC dated March 26, 2009 (incorporated by reference from Exhibit 10.38 to the Registrant’s Form 10-K for the year ended December 31, 2008)
23.1		Consent of Moss Adams LLP, Independent Registered Public Accounting Firm

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer of Craft Brewers Alliance, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of Craft Brewers Alliance, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Form 10-K for the year ended December 31, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes a management contract or a compensatory plan or arrangement.

†	Confidential treatment has been requested with respect to portions of this exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission