Form 10-Q
period 2010-03-31
CRAFT BREWERS ALLIANCE, INC.
filed 2010-05-14
CIK 892222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding as of May 5, 2010 was 17,074,063.

CRAFT BREWERS ALLIANCE, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2010

PART I.
ITEM 1. Financial Statements
CRAFT BREWERS ALLIANCE, INC.
BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2010	2009
	(Dollars in thousands except
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$753	$11
Accounts receivable, net of allowance for doubtful accounts of $50 at March 31, 2010 and December 31, 2009	11,473	11,122
Inventories	10,173	9,487
Deferred income tax asset, net	843	970
Other current assets	3,531	3,941

Total current assets	26,773	25,531
Property, equipment and leasehold improvements, net	96,364	97,339
Equity investments	5,787	5,702
Intangible and other assets, net	12,889	13,013

Total assets	$141,813	$141,585

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,825	$14,672
Accrued salaries, wages, severance and payroll taxes	4,055	4,432
Refundable deposits	6,175	6,288
Other accrued expenses	1,623	1,185
Current portion of long-term debt and capital lease obligations	1,504	1,481

Total current liabilities	29,182	28,058

Long-term debt and capital lease obligations, net of current portion	23,581	24,685
Fair value of derivative financial instruments	890	842
Deferred income tax liability, net	6,994	7,015
Other liabilities	366	353
Commitments and Contingencies
Common stockholders’ equity:
Common stock, par value $0.005 per share, 50,000,000 shares authorized; 17,074,063 shares at March 31, 2010 and December 31, 2009 issued and outstanding	85	85
Additional paid-in capital	122,684	122,682
Accumulated other comprehensive loss	(521)	(478)
Retained deficit	(41,448)	(41,657)

Total common stockholders’ equity	80,800	80,632

Total liabilities and common stockholders’ equity	$141,813	$141,585

The accompanying notes are an integral part of these financial statements.

CRAFT BREWERS ALLIANCE, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In thousands, except per share
	amounts)
Sales	$29,323	$29,721
Less excise taxes	1,871	1,983

Net sales	27,452	27,738
Cost of sales	20,605	22,481

Gross profit	6,847	5,257
Selling, general and administrative expenses	6,205	5,767
Merger-related expenses	—	112

Operating income (loss)	642	(622)
Income from equity investments	85	29
Interest expense	(399)	(566)
Interest and other income, net	53	91

Income (loss) before income taxes	381	(1,068)
Income tax provision	172	7

Net income (loss)	$209	$(1,075)

Basic and diluted earnings (loss) per share	$0.01	$(0.06)

The accompanying notes are an integral part of these financial statements.

CRAFT BREWERS ALLIANCE, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Operating Activities
Net income (loss)	$209	$(1,075)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,837	1,819
Income from equity investments	(85)	(29)
Deferred income taxes	131	—
Provision for inventory obsolescence	47	122
Loss (gain) on sale or disposal of property, equipment and leasehold improvements	29	(3)
Other	(22)	14
Changes in operating assets and liabilities:
Accounts receivable	(351)	(673)
Inventories	(879)	(1,447)
Income tax receivable and other current assets	364	(362)
Other assets	38	(61)
Accounts payable and other accrued expenses	1,639	2,534
Accrued salaries, wages, severance and payroll taxes	(377)	86
Refundable deposits	(84)	103

Net cash provided by operating activities	2,496	1,028

Investing Activities
Expenditures for property, equipment and leasehold improvements	(733)	(715)
Proceeds from sale of property, equipment and leasehold improvements	44	28

Net cash used in investing activities	(689)	(687)

Financing Activities
Principal payments on debt and capital lease obligations	(365)	(341)
Net repayments under revolving line of credit	(700)	—

Net cash used in financing activities	(1,065)	(341)

Increase in cash and cash equivalents	742	—

Cash and cash equivalents:
Beginning of period	11	11

End of period	$753	$11

Supplemental Disclosures
Cash paid for interest	$427	$608

Cash paid for income taxes	$91	$7

The accompanying notes are an integral part of these financial statements.

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
     The accompanying financial statements and related notes of the Company should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Annual Report”). These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These financial statements are unaudited but, in the opinion of management, reflect all material adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. All such adjustments were of a normal, recurring nature. Certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation. The results of operations for such interim periods are not necessarily indicative of the results of operations for the full year.
Recent Accounting Pronouncements
     On January 1, 2010, the Company adopted the guidance in Accounting Standards Update 2009-17, which was incorporated into Accounting Standards Codification (“ASC”) Topic 810-10, Consolidation – Overall. This standard requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”) and requires ongoing assessments of whether an entity qualifies as a VIE and if a holder of an interest in a VIE qualifies as the primary beneficiary of the VIE. The adoption of this new accounting standard did not have a material impact on the Company’s financial position, results of operations or cash flows.
2. Inventories
     Inventories consist of the following:

	March 31,	December 31,
	2010	2009
	(In thousands)
Raw materials	$3,934	$3,660
Work in process	2,240	2,023
Finished goods	2,400	1,647
Packaging materials	438	892
Promotional merchandise	1,081	1,184
Pub food, beverages and supplies	80	81

	$10,173	$9,487

     Work in process is beer held in fermentation tanks prior to the filtration and packaging process.
3. Equity Investments
     Equity investments consist of the following:

	March 31,	December 31,
	2010	2009
	(In thousands)
Fulton Street Brewery, LLC (“FSB”)	$4,590	$4,544
Kona Brewery LLC (“Kona”)	1,197	1,158

	$5,787	$5,702

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
FSB
     For the three months ended March 31, 2010 and 2009, the Company’s share of FSB’s net income totaled $46,000 and $38,000, respectively. The Company’s investment in FSB was $4.6 million at March 31, 2010 and $4.5 million at December 31, 2009, and the Company’s portion of equity as reported on FSB’s financial statement was $2.3 million as of the corresponding dates. The Company has not received any cash capital distributions associated with FSB during its ownership period. At March 31, 2010 and December 31, 2009, the Company has recorded a payable to FSB of $2.7 million and $2.3 million, respectively, primarily for amounts owing for purchases of Goose Island-branded product.
Kona
     For the three months ended March 31, 2010, the Company’s share of Kona’s net income was $39,000. For the three months ended March 31, 2009, the Company’s share of Kona’s net loss was $9,000. The Company’s investment in Kona was $1.2 million at March 31, 2010 and December 31, 2009 and the Company’s portion of equity as reported on Kona’s financial statement was $458,000 and $419,000, respectively, as of the corresponding dates. The Company has not received cash capital distributions associated with Kona during the three months ended March 31, 2010 and 2009. At March 31, 2010 and December 31, 2009, the Company has recorded a receivable from Kona of $2.3 million and $1.9 million, respectively, primarily related to amounts owing under the alternating proprietorship and distribution agreements. As of March 31, 2010 and December 31, 2009, the Company has recorded a payable to Kona of $2.4 million and $2.3 million, respectively, primarily for amounts owing for purchases of Kona-branded product.
     At March 31, 2010 and December 31, 2009, the Company had net outstanding receivables due from Kona Brewing Co. (“KBC”) of $86,000 and $57,000, respectively. KBC and the Company are the only members of Kona.
4. Derivative Financial Instruments and Fair Value Measurement
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
     The Company has assessed its vulnerability to certain business and financial risks, including interest rate risk associated with its variable-rate long-term debt. To mitigate this risk, the Company entered into with Bank of America, N.A. (“BofA”) a five-year interest rate swap agreement with a total notional value of $9.7 million (as of March 31, 2010) to hedge the variability of interest payments associated with its variable-rate borrowings under its Term Loan. Through this swap agreement, the Company pays interest at a fixed rate of 4.48% and receives interest at a floating-rate of the one-month LIBOR. Since the interest rate swap hedges the variability of interest payments on variable rate debt with similar terms, it qualifies for cash flow hedge accounting treatment under ASC 815. As of March 31, 2010, unrealized net losses of $836,000 were recorded in accumulated other comprehensive loss as a result of this hedge. The effective portion of the gain or loss on the derivative is reclassified into interest expense in the same period during which the Company records interest expense associated with the Term Loan. There was no hedge ineffectiveness recognized for the three months ended March 31, 2010.
     As a result of the merger with Widmer Brothers Brewing Company (“WBBC”), the Company assumed WBBC’s contract with BofA for a $7.0 million notional interest rate swap agreement. On the effective date of the Merger, the Company entered into with BofA an equal and offsetting interest rate swap contract. Neither swap contract qualifies for hedge accounting under ASC 815. The assumed contract requires the Company to pay interest at a fixed rate of 4.60% and receive interest at a floating rate of the one-month LIBOR, while the offsetting contract requires the Company to pay interest at a floating rate of the one-month LIBOR and receive interest at a fixed rate of 3.47%. Both contracts expire on November 1, 2010. The Company recorded a net gain on the contracts of $20,000 and $19,000 for the three months ended March 31, 2010 and 2009, respectively, which was recorded to other income.

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)

	Liability Derivatives at March 31, 2010
	Balance Sheet Location	Fair Value
		(in thousands)
Derivatives designated as hedging instruments under ASC 815
Interest rate swap contracts	Non-current liabilities — derivative financial instruments	$836

Derivatives not designated as hedging instruments under ASC 815
Interest rate swap contracts	Non-current liabilities — derivative financial instruments	54

Total derivatives		$890

     All interest rate swap contracts are secured by substantially all of the Company’s personal property and by the real properties located at 924 North Russell Street, Portland, Oregon and 14300 NE 145th Street, Woodinville, Washington under the loan agreement with BofA.
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
     Under the three-tier fair value hierarchy established in ASC 820, Fair Value Measurements and Disclosures, the inputs used in measuring fair value are prioritized as follows:
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
     The Company has assessed its assets and liabilities that are measured and recorded at fair value within the above hierarchy and that assessment is as follows:

	Fair Value Hierarchy Assessment
	Level 1	Level 2	Level 3	Total
	(in thousands)
Derivative financial instruments — interest rate swap contracts	$—	$890	$—	$890
5. Common Stockholders’ Equity
Stock Plans
     The Company maintains several stock incentive plans, including those discussed below, under which non-qualified stock options, incentive stock options and restricted stock are granted to employees and non-employee directors. The Company issues new shares of common stock upon exercise of stock options. Under the terms of the

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
Company’s stock option plans, subject to certain limitations, employees and directors may be granted options to purchase the Company’s common stock at the market price on the date the option is granted.
     On March 17, 2010, the board of directors approved the 2010 Stock Incentive Plan (the “2010 Plan”), which will be submitted to the shareholders for approval in the second quarter of 2010, and would provide for grants of stock options, restricted stock, restricted stock units, performance awards and stock appreciation rights to directors and employees, if approved. If the 2010 Plan becomes effective, a maximum of 750,000 shares of common stock would be authorized for issuance under this stock plan.
     The Company’s shareholders approved the 2002 Stock Option Plan (“2002 Plan”) in May 2002. The 2002 Plan provides for granting of non-qualified stock options and incentive stock options to employees, non-employee directors and independent consultants or advisors. The compensation committee of the board of directors administers the 2002 Plan, determining the grantees, the number of shares of common stock for which the options are exercisable and the exercise prices of such shares, among other terms and conditions. Under the 2002 Plan, options granted to the Company’s employees during the first quarter of 2009 vest over a four-year period, while in periods prior to the 2009 fiscal year, the options granted to the Company’s employees vest over a five-year period. Options granted under the 2002 Plan to the Company’s directors (excluding the A-B designated directors) have become exercisable beginning from the date of the grant up to three months following the grant date. The maximum number of shares of common stock for which options may be granted prior to expiration of the 2002 Plan on February 25, 2012, is 346,000; however, if the 2010 Plan is approved by the shareholders, the 2002 Plan will terminate and no further grants may be made under the 2002 Plan. As of March 31, 2010, the 2002 Plan had 74,759 shares available for future grants of options.
     The 2007 Plan was adopted by the board of directors and approved by the shareholders in May 2007. The 2007 Plan provides for grants of stock options, restricted stock, restricted stock units, performance awards and stock appreciation rights. While incentive stock options may only be granted to employees, awards other than incentive stock options may be granted to employees and directors. The 2007 Plan is administered by the compensation committee of the board of directors. A maximum of 100,000 shares of common stock are authorized for issuance under the 2007 Plan; however, if the 2010 Plan is approved, the 2007 Plan will terminate and no further grants may be made under the 2007 Plan. As of March 31, 2010, the 2007 Plan had 53,240 shares available for future grants of stock-based awards.
6. Earnings (Loss) per Share
     The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands, except
	per share amounts)
Numerator for basic and diluted earnings (loss) per share:
Net income (loss)	$209	$(1,075)

Denominator for basic earnings (loss) per share:
Weighted average common shares outstanding	17,074	16,948

Dilutive effect of stock options on weighted average common shares	27	—

Denominator for diluted earnings (loss) per share	17,101	16,948

Basic and diluted earnings (loss) per share	$0.01	$(0.06)

     Certain Company stock options were not included in the computation of diluted earnings (loss) per share because the exercise prices of the options were greater than the average market price of the common shares, or the impact of their inclusion would be anti-dilutive. Such stock options, with an exercise price of $2.43 to $3.15 per share for the three months ended March 31, 2010 and from $1.25 to $3.97 per share for the three months ended March 31, 2009, averaged 31,000 and 447,000 for the three months ended March 31, 2010 and 2009, respectively.

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
7. Comprehensive Income (Loss)
     The following table sets forth the Company’s comprehensive income (loss) for the periods indicated:

	Three Months
	Ended March 31,
	2010	2009
	(in thousands)
Net income (loss)	$209	$(1,075)
Other comprehensive income (loss):
Unrealized gains (losses) on derivative financial instruments, net of tax	(43)	21

Comprehensive income (loss)	$166	$(1,054)

8. Income Taxes
     As of March 31, 2010, the Company’s deferred tax assets were primarily comprised of federal net operating loss carryforwards (“NOLs”) of $26.7 million, or $9.1 million tax-effected; state NOL carryforwards of $276,000 tax-effected; and federal and state alternative minimum tax credit carryforwards of $230,000 tax-effected. In assessing the realizability of its deferred tax assets, the Company considered both positive and negative evidence when measuring the need for a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income during the periods in which those temporary differences become deductible. Among other factors, the Company considered future taxable income generated by the projected differences between financial statement depreciation and tax depreciation. At December 31, 2009, based upon the available evidence, the Company believed that it was not more likely than not that all of the deferred tax assets would be realized. The valuation allowance was $100,000 as of December 31, 2009. Based on the evidence available to it as of March 31, 2010, the Company did not adjust the valuation allowance as of that date.
     The effective tax rate for the first three months of 2010 was also affected by the impact of the Company’s non-deductible expenses, primarily meals and entertainment expenses and a shift in the destination of the Company’s shipments resulting in a greater apportionment of earnings and related deferred tax liabilities to states with higher statutory tax rates than in prior periods.
     The Company expects to reach a settlement with the Internal Revenue Service during the second quarter of 2010 over outstanding examination issues associated with the income tax returns for 2007 and 2008 filed by WBBC. The amount associated with this settlement is expected to be less than $90,000, most of which the Company provided for in the fourth quarter of 2009.
     To the extent that the Company is unable to generate adequate taxable income for either the remainder of 2010 or in future periods, the Company may be required to record an additional valuation allowance to provide for potentially expiring NOLs or other deferred tax assets for which a valuation allowance has not been previously recorded. Any such increase would generally be charged to earnings in the period of increase.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This quarterly report on Form 10-Q includes forward-looking statements. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “may,” “plan” and similar expressions or their negatives identify forward-looking statements, which generally are not historical in nature. These statements are based upon assumptions and projections that Craft Brewers Alliance, Inc. (the “Company”) believes are reasonable, but are by their nature inherently uncertain. Many possible events or factors could affect the Company’s future financial results and performance, and could cause actual results or performance to differ materially from those expressed, including those risks and uncertainties described in Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Annual Report”), and those described from time to time in the Company’s future reports filed with the Securities and Exchange Commission. Caution should be taken not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report.
     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto of the Company included herein, as well as the audited Financial Statements and Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s 2009 Annual Report. The discussion and analysis includes period-to-period comparisons of the Company’s financial results. Although period-to-period comparisons may be helpful in understanding the Company’s financial results, the Company believes that they should not be relied upon as an accurate indicator of future performance.
Overview
     Since its formation, the Company has focused its business activities on the brewing, marketing and selling of craft beers in the United States. The Company reported gross sales and net income of $29.3 million and $209,000, respectively, for the three months ended March 31, 2010, compared with gross sales and a net loss of $29.7 million and $1.1 million, respectively, for the corresponding period in 2009. The Company generated basic and fully-diluted earnings per share of $0.01 on 17.1 million shares for the first quarter of 2010 compared with a loss per share of $0.06 on 16.9 million shares for the corresponding period of 2009. The Company generated operating profit of $642,000 during the quarter ended March 31, 2010 compared with an operating loss of $622,000 during the quarter ended March 31, 2009, primarily due to an improved margin for the 2010 period and a reduction in merger-related expenses, partially offset by an increase in selling, general and administrative expenses for the 2010 period. The Company’s sales volume (shipments) totaled 128,700 barrels in the first quarter of 2010 as compared with 133,800 barrels in the first quarter of 2009, a decrease of 3.8%.
     The Company produces its specialty bottled and draft Redhook-branded and Widmer Brothers-branded products in its four Company-owned breweries, one in the Seattle suburb of Woodinville, Washington (“Washington Brewery”), another in Portsmouth, New Hampshire (“New Hampshire Brewery”), and two in Portland, Oregon. The two breweries in Portland, Oregon are the Company’s largest production facility (“Oregon Brewery”) and its smallest, a manual brewpub-style brewery at the Rose Quarter. The Company sells these products in addition to the Kona-branded products primarily to Anheuser-Busch, Incorporated (“A-B”) and its network of wholesalers pursuant to the July 1, 2004 Master Distributor Agreement (the “A-B Distribution Agreement”), as amended. These products are available in 48 states. The framework for the Company’s current operating configuration came about as a result of the Company’s merger (“Merger”) with Widmer Brothers Brewing Company (“WBBC”), which was consummated July 1, 2008.
     In addition to the sale of Redhook-branded and Widmer Brothers-branded beer, the Company also earns revenue in connection with several operating agreements with Kona Brewery, LLC (“Kona”), including an alternating proprietorship agreement and a distribution agreement. Pursuant to the alternating proprietorship agreement, Kona produces a portion of its malt beverages at the Oregon Brewery. The Company sells raw materials to Kona prior to production beginning and receives from Kona a facility leasing fee based on the barrels brewed and packaged at the Oregon Brewery. These sales and fees are reflected as revenue in the Company’s statements of operations. Under the distribution agreement, the Company distributes Kona-branded product, whether brewed at Kona’s facility or the

Company’s breweries, and then markets, sells and distributes the Kona-branded products pursuant to the A-B Distribution Agreement.
     The Company also derives other revenues from sources including the sale of retail beer, food, apparel and other retail items in its three brewery pubs.
     The Company holds corporate investments, a 20% equity ownership in Kona Brewing LLC and a 42% equity ownership in Fulton Street Brewery, LLC (“FSB”). Both investments are accounted for under the equity method, as outlined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 325, Investments.
     For additional information regarding A-B and the A-B Distribution Agreement, see Part 1, Item 1, Business under the headings “— Product Distribution” and “— Relationship with Anheuser-Busch, Incorporated” in the Company’s 2009 Annual Report.
     The U.S. economic recession which began in the fourth quarter of 2008 continued throughout 2009 and into the first quarter of 2010, has negatively affected most segments within the beer industry, which experienced an overall decline in shipment volumes in 2009 as compared with 2008. Domestic shipments of imported beer were particularly hard hit, with industry accounts reporting that imported beer suffered a nearly 10% decline in shipments for 2009 as compared with 2008 shipment levels. Certain channels were negatively affected, which had a greater impact on certain segments of the beer industry than others. These channels included restaurants and dining establishments, and convenience stores. For 2009, the craft beer segment showed moderate to strong growth from 2008 both in volume and total revenues in the face of these challenges. Recent economic data suggests that the worst of the recession may be over, and that improvement in the employment and general economic conditions may occur at some point in 2010. To the degree that the general U.S. economy improves, the channels and segments that previously have been particularly affected by the recession may recover at rates greater than the general beer industry as a whole.
Results of Operations
     The following table sets forth, for the periods indicated, certain items from the Company’s Statements of Operations expressed as a percentage of net sales:

	Three Months Ended
	March 31,
	2010	2009
Sales	106.8%	107.1%
Less excise taxes	6.8	7.1

Net sales	100.0	100.0
Cost of sales	75.1	81.0

Gross profit	24.9	19.0
Selling, general and administrative expenses	22.6	20.8
Merger-related expenses	—	0.4

Operating income (loss)	2.3	(2.2)
Income from equity investments	0.3	0.1
Interest expense	(1.4)	(2.1)
Interest and other income, net	0.2	0.3

Income (loss) before income taxes	1.4	(3.9)
Income tax provision	0.6	—

Net income (loss)	0.8%	(3.9)%

Non-GAAP Financial Measures
     The Company’s loan agreement, as modified, subjects the Company to a financial covenant based on earnings before interest, taxes, depreciation and amortization (“EBITDA”). See “Liquidity and Capital Resources.” EBITDA is defined per the Company’s loan agreement and requires additional adjustments, among other items, to (a) exclude merger-related expenses, (b) adjust losses (gains) on sale or disposal of assets, and (c) exclude certain other non-cash income and expense items. The financial covenants under the Company’s loan agreement are measured on a trailing four-quarter basis. EBITDA as defined was $12.0 million for the trailing four quarters ended March 31, 2010. The following table reconciles net income to EBITDA per the loan agreement for this period:

For the Trailing Four
Quarters Ended
March 31, 2010
(In thousands)
Net income	$2,171
Interest expense	1,972
Income tax provision	351
Depreciation expense	6,412
Amortization expense	919
Merger-related expenses	113
Other non-cash charges	108

EBITDA per the loan agreement	$12,046

     Three months ended March 31, 2010 compared with three months ended March 31, 2009
     The following table sets forth, for the periods indicated, a comparison of certain items from the Company’s Statements of Operations:

	Three Months Ended
	March 31,		Increase /	%
	2010	2009	(Decrease)	Change
	(Dollars in thousands)
Sales	$29,323	$29,721	$(398)	(1.3)%
Less excise taxes	1,871	1,983	(112)	(5.6)

Net sales	27,452	27,738	(286)	(1.0)
Cost of sales	20,605	22,481	(1,876)	(8.3)

Gross profit	6,847	5,257	1,590	30.2
Selling, general and administrative expenses	6,205	5,767	438	7.6
Merger-related expenses	—	112	(112)	(100.0)

Operating income (loss)	642	(622)	1,264	N/M
Income from equity investments	85	29	56	193.1
Interest expense	(399)	(566)	167	(29.5)
Interest and other income, net	53	91	(38)	(41.8)

Income (loss) before income taxes	381	(1,068)	1,449	N/M
Income tax provision	172	7	165	N/M

Net income (loss)	$209	$(1,075)	$1,284	N/M

     The following table sets forth a comparison of sales revenues for the periods indicated:

	Three Months Ended
	March 31,		Increase /	%
	2010	2009	(Decrease)	Change
	(Dollars in thousands)
Sales Revenues by Category
A-B and A-B related (1)	$24,100	$24,955	$(855)	(3.4)%
Contract brewing	415	—	415	—
Alternating proprietorship	2,261	2,206	55	2.5
Pubs and other (2)	2,547	2,560	(13)	(0.5)

Total Sales	$29,323	$29,721	$(398)	(1.3)%

Note 1 — A-B related revenues include fees earned on wholesaler or distributor sales made via a non-wholesaler

Note 2 — Other revenues include international sales, sales of promotional merchandise and other
     Gross Sales. Gross sales decreased $398,000, or 1.3%, from $29.7 million for the first quarter of 2009 to $29.3 million for the first quarter of 2010. The primary factor contributing to the decrease in sales revenues for the three months ended March 31, 2010 was the decrease in shipments to A-B of 9,000 barrels from shipments of 131,300 barrels in the first quarter of 2009 to 122,300 barrels in the first quarter of 2010. Shipments to A-B for the first quarter of 2010 as compared with the corresponding period one year ago were impacted by the timing of certain promotional programs and activities that traditionally would have occurred during the first quarter that have been shifted into periods later in the 2010 year and a reduction in wholesaler’s inventories at the end of the quarter. The rate of change in depletions, or sales by the wholesalers to retailers, for the first quarter of 2010 decreased at a 0.4% rate from the prior quarter a year ago, reflecting in part the deferral of these promotional programs and activities. Additionally, revenues from pubs and other sales decreased by $13,000 for the first quarter of 2010 as compared with the corresponding period a year ago.
     Partially offsetting the decrease in gross revenues caused by these factors were the following:

•	The Company experienced a net price increase for both the Company’s draft and bottled products. This increase resulted due to a combination of issues, including increased prices at the wholesaler levels, a greater percentage of higher priced brands sold and a lower level of discounting during the 2010 first quarter as compared with the corresponding period a year ago.

•	The Company generated revenues of $415,000 under the contract brewing arrangement during the first quarter of 2010. The Company did not have a contract brewing arrangement during the first quarter of 2009.

•	Alternating proprietorship fees increased $55,000 from $2.2 million for the first quarter of 2009 to $2.3 million for the first quarter of 2010. These fees are earned from Kona for leasing the Oregon Brewery and sales of raw materials during the corresponding periods.
Shipments — Customer. The following table sets forth a comparison of shipments by customer (in barrels) for the periods indicated:

	Three Months Ended March 31,
	2010 Shipments			2009 Shipments			Increase /	%
	Draft	Bottle	Total	Draft	Bottle	Total	(Decrease)	Change
			(In barrels)
A-B	49,900	72,400	122,300	55,200	76,100	131,300	(9,000)	(6.9)%
Contract brewing	4,800	—	4,800	—	—	—	4,800	—
Pubs and other (1)	1,300	300	1,600	1,300	1,200	2,500	(900)	(36.0)

Total shipped	56,000	72,700	128,700	56,500	77,300	133,800	(5,100)	(3.8)%

Note 1 - Other includes international, pubs and other
     Pricing and Fees. The average revenue per barrel on shipments of beer through the A-B distribution network for the first quarter of 2010 increased by 3.7% as compared with the average revenue per barrel for the corresponding period of 2009. During the first quarters of 2010 and 2009, the Company sold 95.0% and 98.1%, respectively, of its beer through A-B at wholesale pricing levels. Management believes that most, if not all, craft brewers are weighing their pricing strategies in the face of the current economic environment and competitive landscape which is partially countered by an increased cost structure due to the costs of raw materials. Pricing changes implemented by the Company have generally followed pricing changes initiated by large domestic or import brewing companies. While the Company has implemented modest price increases during the past few years, some of the benefit has been offset by competitive promotions and discounting. The Company expects that product pricing will continue to demonstrate modest increases in the near term as tempered by the current unfavorable economic climate; however, to the extent the U.S. economic situation improves, pricing is likely to increase more significantly. The Company’s pricing is expected to follow the general trend in the industry.
     In connection with all sales through the A-B Distribution Agreement, as amended, the Company pays a Margin fee to A-B (“Margin”). The Margin does not apply to sales from the Company’s retail operations or to dock sales. The A-B Distribution Agreement also requires the Company to pay an Additional Margin fee on shipments of Redhook-, Widmer Brothers-, and Kona-branded product that exceed shipments in the same territory during the same periods in fiscal 2003 (“Additional Margin”). During the three months ended March 31, 2010 and 2009, the Margin was paid to A-B on shipments totaling 122,300 barrels and 131,300 barrels, respectively. As 2010 and 2009 shipments in the United States exceeded 2003 domestic shipments, the Company paid A-B the Additional Margin. For the three months ended March 31, 2010 and 2009, the Company recognized expense of $1.4 million for each period related to the total of Margin and Additional Margin for A-B. These fees are reflected as a reduction of sales in the Company’s statements of operations.
     As of March 31, 2010 and December 31, 2009, the net amount due from A-B under all Company agreements with A-B totaled $3.9 million and $1.8 million, respectively. In connection with the sale of beer pursuant to the A-B Distribution Agreement, the Company’s accounts receivable reflect significant balances due from A-B, and the refundable deposits and accrued expenses reflect significant balances due to A-B. Although the Company considers these balances to be due to or from A-B, the final destination of the Company’s products is an A-B wholesaler and payments by the wholesaler are settled through A-B. The Company obtains services from A-B under separate arrangements; balances due to A-B under these arrangements are reflected in accounts payable and accrued expenses. These amounts are also included in the net amount due to A-B presented above.
     Shipments — Brand. The following table sets forth a comparison of shipments by brand (in barrels) for the periods indicated:

	Three Months Ended March 31,
	2010 Shipments			2009 Shipments			Increase /	%
	Draft	Bottle	Total	Draft	Bottle	Total	(Decrease)	Change
			(In barrels)
Widmer Brothers	30,600	30,600	61,200	35,000	30,000	65,000	(3,800)	(5.8)%
Redhook	11,000	27,000	38,000	12,600	33,800	46,400	(8,400)	(18.1)
Kona	9,600	15,100	24,700	8,900	13,500	22,400	2,300	10.3

Total shipped (1)	51,200	72,700	123,900	56,500	77,300	133,800	(9,900)	(7.4)%

Note 1 — Total shipments by brand exclude private label shipments produced under the Company’s contract brewing arrangements.
     Shipments of bottled beer have steadily increased as a percentage of total shipments since the mid-1990’s; however, with the consolidation of all Widmer Brothers-branded shipping activities by the Company, this trend has reversed somewhat as a higher percentage of Widmer Brothers-branded products are sold as draft products than the Company’s historical experience. During the three months ended March 31, 2010, 71.1% of Redhook-branded shipments were shipments of bottled beer as compared with 72.8% in the three months ended March 31, 2009. Although the sales mix of Kona-branded beer is also weighted toward bottled product, it is slightly less than Redhook-branded beer as 61.1% and 60.3% of Kona-branded shipments consisted of bottled beer in the three months ended March 31, 2010 and 2009, respectively. The sales mix of Widmer Brothers-branded products contrasts significantly from that of the Redhook and Kona brands with 50.0% and 46.2% of Widmer Brothers-branded products being bottled beer in the first quarter of 2010 and 2009, respectively. Although the average revenue per barrel for sales of bottled beer is typically significantly higher than that of draft beer, the cost per barrel is also higher, resulting in a gross margin that is approximately 10% less than that of draft beer sales.
     Excise Taxes. Excise taxes for the three months ended March 31, 2010 decreased $112,000, or 5.6%, primarily due to the decrease in the Company’s shipments for the first quarter of 2010 as compared with the corresponding quarter of 2009, and the effect of the marginal excise tax rate on these shipments of $18 per barrel. The Company realized a net price increase on its products during the first quarter of 2010, which contributed to excise taxes for the same quarter of 2010 decreasing as a percentage of net sales as compared with the corresponding 2009 period.
     Cost of Sales. Cost of sales decreased $1.9 million, or 8.3%, to $20.6 million in the first quarter of 2010 from $22.5 million in the corresponding quarter of 2009, which was primarily due to the decrease in shipments for the 2010 quarter as compared with the corresponding period a year ago, and to decreases in certain core production inputs, raw materials and shipping costs. Cost of sales decreased by $7.91 or 4.7% on a per barrel basis for the corresponding periods, and as a percentage of net sales to 75.1% from 81.0%, primarily due to reduced shipping costs as a result of the combination of improvements in its logistics efforts and falling fuel prices during the current year, reduced cooperage costs and lower raw material packaging and energy costs. The Company’s cost initiatives initiated in early 2009 contributed to the decrease in these costs, among others, as the Company has sought to aggressively manage its logistics and capture production efficiencies from improved resource rationalization. These factors were partially offset by an increase in the percentage mix of higher-cost brands produced for the 2010 first quarter.
     Based upon the Company’s combined working capacity of 232,300 barrels and 199,300 barrels for the first quarter of 2010 and 2009, respectively, the utilization rate was 55.4% and 67.2%, respectively. Capacity utilization rates are calculated by dividing the Company’s total shipments by the working capacity. The Company’s brewing and production initiatives have contributed to an increase in capacity in excess of the anticipated shipment increase in the near term. This resulted in the Company possessing a significant amount of unused working capacity, albeit without an associated increase in its cost structure, allowing the Company to aggressively evaluate other operating configurations and arrangements, including contract brewing, to utilize the available capacity of its production facilities. To this end, during the third quarter of 2009, the Company executed a two-year contract brewing arrangement under which the Company will produce beer in volumes and per specifications as designated by a third party. The Company anticipates the volume of this contract to be approximately 20,000 barrels in annual production, although the third party may designate greater or lesser quantities per the terms of the contract.
     Cost of sales for the first quarters of 2010 and 2009 include costs associated with two distinct Kona revenue streams: (i) direct and indirect costs related to the alternating proprietorship arrangements with Kona and (ii) the cost paid to Kona for the Kona-branded finished goods that are marketed and sold by the Company to wholesalers through the A-B Distribution Agreement.
     Inventories acquired pursuant to the Merger were recorded at their estimated fair values as of July 1, 2008, resulting in an increase over the cost at which these inventories were stated on the June 30, 2008 WBBC balance sheet (the “Step Up Adjustment”). The Step Up Adjustment, net of amortization at December 31, 2009, totaled approximately $253,000 for raw materials acquired. During the three months ended March 31, 2010, approximately $145,000 and $103,000, respectively, of the Step Up Adjustment was expensed to cost of sales in connection with normal production and sales for the quarters.
     Costs for many of the Company’s primary raw materials, including barley, wheat and hops, increased significantly over the period from 2006 to 2008, and for certain of the commodities, reached historic price levels. These increases were primarily the result of lower supplies due to various reasons, including farmers and agricultural growers curtailing or eliminating these commodities to grow other more lucrative crops, lower crop yields and unexpected crop losses. Throughout this period and continuing into 2010, the Company utilized fixed price contracts to mitigate its exposure to price volatility and to secure availability of these critical inputs for its products. As the factors impacting supply described above have abated, causing spot prices for these commodities to fall, the Company has not immediately enjoyed the full impact of these favorable price movements and contributions to gross margin while purchases under the current contracts are consummated during the remainder of 2010. The Company will continue to seek opportunities to secure longer-term pricing and security for its key raw materials while balancing the opportunities for capturing favorable price movements as circumstances dictate.
     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2010 increased $438,000, or 7.6%, to $6.2 million from expenses of $5.8 million for the same period in 2009. The increase in SG&A for the first quarter of 2010 was primarily due to an increase in sales and marketing costs, principally promotions and sponsorship activity, point of sale and related trade merchandise, and costs associated with targeted market research, partially offset by a decrease in professional fees for the 2010 first quarter as compared with the corresponding quarter of the prior year.
     The Company incurs costs for the promotion of its products through a variety of advertising programs with its wholesalers and downstream retailers. These costs are included in SG&A expenses and frequently involve the local wholesaler sharing in the cost of the program. Reimbursements from wholesalers for advertising and promotion activities are recorded as a reduction to SG&A expenses in the Company’s statements of operations. Reimbursements for pricing discounts to wholesalers are recorded as a reduction to sales. The wholesalers’ contribution toward these activities was an immaterial percentage of net sales for the 2010 first quarter. Depending on the industry and market conditions, the Company may adjust its advertising and promotional efforts in a wholesaler’s market if a change occurs in a cost-sharing arrangement. The timing of these efforts may also be adjusted due to opportunities available to the Company over the course of the fiscal year. The Company anticipates a certain amount of sequential increase in its advertising and promotional activities over the next two quarters as the Company transitions into its seasonal peak period for shipments and as the number of festivals, special events and sponsorship opportunities in which the Company expects to participate increase.
     Merger-Related Expenses. In connection with the merger with WBBC, the Company incurred merger-related expenditures during the period commencing with the announcement of the merger through the completion of the merger and concluding with the expiration of the service period for affected employees whose employment was terminated as a result of the merger. During the quarter ended March 31, 2009, merger-related expenses totaling $112,000 associated with related severance costs were recorded in the Company’s statement of operations. Since July 1, 2009, no merger-related expenses have been recognized by the Company. The Company estimates that merger-related severance benefits totaling approximately $358,000 will be paid through the remainder of 2010 to the second quarter of 2011.

     Income from Equity Investments in Kona and FSB. The Company holds corporate investments, a 20% equity ownership in Kona and a 42% equity ownership in FSB. Both investments are accounted for under the equity method. For the quarters ended March 31, 2010 and 2009, the Company’s share of Kona’s net income totaled $39,000 and net loss of $9,000, respectively. For the quarters ended March 31, 2010 and 2009, the Company’s share of FSB’s net income totaled $46,000 and $38,000, respectively.
     Interest Expense. Interest expense decreased approximately $167,000 to $399,000 in the first quarter of 2010 from $566,000 in the first quarter of 2009 due to a lower level of debt outstanding during the current period and a lower average interest rate on borrowings under the credit agreement. To support its capital project and working capital requirements for 2009, the Company maintained average outstanding debt for the first quarter of 2009 at $34.3 million; however the Company has been able to pay down its outstanding borrowings such that its average outstanding debt was $25.9 million for the first quarter of 2010.
     Other Income, net. Other income, net decreased by $38,000 to $53,000 for the first quarter of 2010 from $91,000 for the same period of 2009, primarily attributable to losses recorded on disposals of property and equipment during the quarter ended March 31, 2010.
     Income Taxes. The Company’s provision for income taxes was $172,000 and $7,000 for the three months ended March 31, 2010 and 2009, respectively. The tax provision for the first quarter of 2010 varies from the statutory tax rate due largely to the impact of the Company’s non-deductible expenses, primarily meals and entertainment expenses, and a continued shift in the destination of the Company’s shipments resulting in a greater apportionment of earnings and related deferred tax liabilities to states with higher statutory tax rates than in prior periods. The tax provision for the first quarter of 2009 varied from the statutory tax rate primarily due to the increase in the valuation allowance of $336,000 as of March 31, 2009, which was charged to earnings during the first quarter of 2009. The increase in the valuation allowance occurred based on the Company’s evaluation of the realizability of the deferred tax assets generated from the net operating losses (“NOL”) incurred during the first quarter of 2009. The tax provision for the first quarter of 2009 also varied from the statutory tax rate due to the impact of the Company’s non-deductible expenses, and the shift in the destination of the Company’s shipments to states with higher tax rates. See “– Critical Accounting Policies and Estimates” for further discussion related to the Company’s income tax provision and NOL carryforward position as of March 31, 2010.
Liquidity and Capital Resources
     The Company has required capital primarily for the construction and development of its production facilities, support for its expansion and growth plans as they have occurred, and to fund its working capital needs. Historically, the Company has financed its capital requirements through cash flow from operations, bank borrowings and the sale of common and preferred stock. The capital resources available to the Company under its loan agreement and capital lease obligations are discussed in further detail in the 2009 Annual Report, see Item 8, Notes to Financial Statements.
     The Company had $753,000 and $11,000 of cash and cash equivalents at March 31, 2010 and December 31, 2009, respectively. At March 31, 2010, the Company had a working capital deficit totaling $2.4 million, a $118,000 improvement from the Company’s working capital position at December 31, 2009. The Company’s debt as a percentage of total capitalization (total debt and common stockholders’ equity) was 23.7% and 24.5% at March 31, 2010 and December 31, 2009, respectively. Cash provided by operating activities totaled $2.5 million and $1.0 million for the three months ended March 31, 2010 and 2009, respectively.
     At March 31, 2010, the Company had $5.7 million outstanding under the Line of Credit with $9.3 million of availability for further cash borrowing or issuance of letters of credit, subject to a sub-limit of $2.5 million for the letters of credit. As of March 31, 2010, the Company’s available liquidity was $10.0 million, comprised of accessible cash and cash equivalents and further borrowing capacity. The Company believes that its available liquidity is sufficient for its existing operating plans and will continue to deploy cash flow in excess of its operating requirements to reduce the Company’s outstanding borrowings under its revolving line of credit.
     Capital expenditures for the first three months of 2010 were $733,000 compared with $715,000 for the corresponding period in 2009. The capital expenditures for both periods were primarily for maintenance projects and continuation of certain projects carried over from prior years. The 2010 capital expenditures include spending on carryover projects from 2009 including the completion of a hot water tank installation at the New Hampshire Brewery. The Company expects that it will be able to generate sufficient liquidity for the remainder of 2010 to fund its capital expenditures at the necessary levels.
     The Company is in compliance with all applicable contractual financial covenants at March 31, 2010. The Company and Bank of America, N.A. (“BofA”) executed a modification to its loan agreement effective November 14, 2008 (“Modification Agreement”), as a result of the Company’s inability to meet its covenants as of September 30, 2008. BofA permanently waived the noncompliance effective September 30, 2008, restoring the Company’s borrowing capacity pursuant to the loan agreement it entered into with BofA on July 1, 2008 (“Loan Agreement”).
     Since December 31, 2009, the Company has been required to meet the financial covenant ratios of funded debt to EBITDA, as defined, and fixed charge coverage in the manner and at levels established pursuant to the Loan Agreement. These financial covenants under the Loan Agreement are measured on a trailing four-quarter basis. The Modification Agreement also required the Company to maintain an asset coverage ratio. EBITDA under the Loan Agreement is defined as EBITDA as adjusted for certain other items as defined by the Loan Agreement. Those covenants are detailed as follows:
Financial Covenants Required by the Loan Agreement
or the Modification Agreement

Ratio of Funded Debt to EBITDA, as defined
From June 30, 2010 through September 30, 2010	3.50 to 1
From December 31, 2010 and thereafter	3.00 to 1

Fixed Charge Coverage Ratio	1.25 to 1

Asset Coverage Ratio	1.50 to 1
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
     If the Company is unable to generate sufficient EBITDA or causes its borrowings to increase for any reason, including meeting rising working capital requirements, such that it fails to meet the associated covenants as discussed above, this would result in a covenant violation. Failure to meet the covenants is an event of default and, at its option, BofA could deny a request for another waiver and declare the entire outstanding loan balance immediately due and payable. In such a case, the Company would seek to refinance the loan with one or more lenders, potentially at less desirable terms. Given the current economic environment and the tightening of lending standards by many financial institutions, including some of the banks that the Company might seek credit from, there can be no guarantee that additional financing would be available at commercially reasonable terms, if at all.
Trend
     During the three months ended March 31, 2010, the Company has experienced a $118,000 improvement in working capital, due in large part to the Company’s generation of $2.5 million in cash flows from earnings adjusted for non-cash activities, partially offset by $1.1 million in principal payments and $733,000 in capital expenditures. The Company anticipates that further reductions of its outstanding borrowings may offset some of the favorable trend noted above, which may be partially mitigated by a build-up of working capital associated with the expected increase in activity due to the seasonal nature of the business.

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
     Our critical accounting policies, as described in our 2009 Annual Report, related to goodwill, other intangible assets and long lived assets, refundable deposits on kegs, fair value of financial instruments, revenue recognition and income taxes. There have been no material changes to our critical accounting policies since December 31, 2009, except for the changes described below.
     Income Taxes. The Company records federal and state income taxes in accordance with FASB ASC 740, Income Taxes. Deferred income taxes or tax benefits reflect the tax effect of temporary differences between the amounts of assets and liabilities for financial reporting purposes and amounts as measured for tax purposes as well as for tax NOL and credit carryforwards.
     As of March 31, 2010, the Company’s deferred tax assets were primarily comprised of federal NOL carryforwards of $26.7 million, or $9.1 million tax-effected; state NOL carryforwards of $276,000 tax-effected; and federal and state alternative minimum tax credit carryforwards of $230,000 tax-effected. In assessing the realizability of its deferred tax assets, the Company considered both positive and negative evidence when measuring the need for a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income during the periods in which those temporary differences become deductible. Among other factors, the Company considered future taxable income generated by the projected differences between financial statement depreciation and tax depreciation. At December 31, 2009, based upon the available evidence, the Company believed that it was not more likely than not that all of the deferred tax assets would be realized. The valuation allowance was $100,000 as of December 31, 2009. Based on the evidence available to it as of March 31, 2010, the Company did not adjust the valuation allowance as of that date.
     The effective tax rate for the first three months of 2010 was also affected by the impact of the Company’s non-deductible expenses, primarily meals and entertainment expenses, and a shift in the destination of the Company’s shipments resulting in a greater apportionment of earnings and related deferred tax liabilities to states with higher statutory tax rates than in prior periods. The Company expects to reach a settlement with the Internal Revenue Service during the second quarter of 2010 over outstanding examination issues associated with the income tax returns for 2007 and the short tax year of 2008 filed by WBBC. The amount associated with this settlement is expected to be less than $90,000, most of which the Company provided for in the fourth quarter of 2009.
     To the extent that the Company is unable to generate adequate taxable income for either the remainder of 2010 or in future periods, the Company may be required to record an additional valuation allowance to provide for potentially expiring NOLs or other deferred tax assets for which a valuation allowance has not been previously recorded. Any such increase would generally be charged to earnings in the period of increase.
Recent Accounting Pronouncements
     See Item 1, Notes to Financial Statements, Note 1 “– Recent Accounting Pronouncements” for further discussion regarding the recent changes to the ASC and the impact of those changes on the Company’s financial statements.
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
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (“SEC”) and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management believes that key controls are in place and the disclosure controls are functioning effectively at the reasonable assurance level as of March 31, 2010.
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
Changes in Internal Control Over Financial Reporting
     During the first quarter of 2010, no changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by Exchange Act Rule 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

CRAFT BREWERS ALLIANCE, INC.

May 14, 2010	BY:	/s/ Joseph K. O’Brien Joseph K. O’Brien Controller and Chief Accounting Officer