Form 10-Q
period 2010-06-30
CRAFT BREWERS ALLIANCE, INC.
filed 2010-08-13
CIK 892222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2010
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
Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding as of August 6, 2010 was 17,109,063.

CRAFT BREWERS ALLIANCE, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2010

PART I.
ITEM 1. Financial Statements
CRAFT BREWERS ALLIANCE, INC.
BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2010	2009
	(Dollars in thousands except
	per share amounts)
ASSETS

Current assets:
Cash and cash equivalents	$11	$11
Accounts receivable, net of allowance for doubtful accounts of $25 and $50 at June 30, 2010 and December 31, 2009, respectively	15,544	11,122
Inventories	9,242	9,487
Deferred income tax asset, net	991	970
Other current assets	2,208	3,941

Total current assets	27,996	25,531
Property, equipment and leasehold improvements, net	95,221	97,339
Equity investments	6,105	5,702
Intangible and other assets, net	12,802	13,013

Total assets	$142,124	$141,585

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$18,676	$14,672
Accrued salaries, wages, severance and payroll taxes	3,321	4,432
Refundable deposits	5,854	6,288
Other accrued expenses	1,948	1,185
Current portion of long-term debt and capital lease obligations	1,526	1,481

Total current liabilities	31,325	28,058

Long-term debt and capital lease obligations, net of current portion	18,774	24,685
Fair value of derivative financial instruments	976	842
Deferred income tax liability, net	8,108	7,015
Other liabilities	377	353
Commitments and Contingencies
Common stockholders’ equity:
Common stock, par value $0.005 per share, 50,000,000 shares authorized; 17,105,063 shares and 17,074,063 shares at June 30, 2010 and December 31, 2009 issued and outstanding, respectively	85	85
Additional paid-in capital	122,779	122,682
Accumulated other comprehensive loss	(586)	(478)
Retained deficit	(39,714)	(41,657)

Total common stockholders’ equity	82,564	80,632

Total liabilities and common stockholders’ equity	$142,124	$141,585

The accompanying notes are an integral part of these financial statements.

CRAFT BREWERS ALLIANCE, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Sales	$39,645	$37,959	$68,967	$67,680
Less excise taxes	2,406	2,323	4,276	4,306

Net sales	37,239	35,636	64,691	63,374
Cost of sales	26,841	26,766	47,446	49,247

Gross profit	10,398	8,870	17,245	14,127
Selling, general and administrative expenses	7,545	6,259	13,750	12,026
Merger-related expenses	—	113	—	225

Operating income	2,853	2,498	3,495	1,876
Income from equity investments	338	99	423	128
Interest expense	(409)	(571)	(808)	(1,137)
Interest and other income, net	75	79	128	170

Income before income taxes	2,857	2,105	3,238	1,037
Income tax provision	1,123	366	1,295	373

Net income	$1,734	$1,739	$1,943	$664

Basic and diluted earnings per share	$0.10	$0.10	$0.11	$0.04

The accompanying notes are an integral part of these financial statements.

CRAFT BREWERS ALLIANCE, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months
	Ended June 30,
	2010	2009
	(In thousands)
Operating Activities
Net income	$1,943	$664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,589	3,700
Income from equity investments	(424)	(128)
Deferred income taxes	1,109	362
Provision for inventory obsolescence	299	99
Stock-based compensation	74	36
Other	(42)	(3)
Changes in operating assets and liabilities:
Accounts receivable	(4,397)	(532)
Inventories	(257)	(1,385)
Income tax receivable and other current assets	1,713	(274)
Other assets	39	40
Accounts payable and other accrued expenses	4,816	641
Accrued salaries, wages, severance and payroll taxes	(1,111)	(92)
Refundable deposits	(538)	(355)

Net cash provided by operating activities	6,813	2,773

Investing Activities
Expenditures for property, equipment and leasehold improvements	(1,090)	(1,431)
Proceeds from sale of property, equipment and leasehold improvements	65	28
Other, net	20	—

Net cash used in investing activities	(1,005)	(1,403)

Financing Activities
Principal payments on debt and capital lease obligations	(731)	(687)
Net repayments under revolving line of credit	(5,100)	(500)
Issuance of common stock	23	53

Net cash used in financing activities	(5,808)	(1,134)

Increase in cash and cash equivalents	—	236
Cash and cash equivalents:
Beginning of period	11	11

End of period	$11	$247

Supplemental Disclosures
Cash paid for interest	$870	$1,194

Cash paid for income taxes	$205	$18

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
Recent Accounting Pronouncements
     On January 1, 2010, the Company adopted the guidance in Accounting Standards Update 2009-17, which was incorporated into Accounting Standards Codification (“ASC”) Topic 810-10, Consolidation — Overall. This standard requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”) and requires ongoing assessments of whether an entity qualifies as a VIE and if a holder of an interest in a VIE qualifies as the primary beneficiary of the VIE. The adoption of this new accounting standard did not have a material impact on the Company’s financial position, results of operations or cash flows.
2. Inventories
     Inventories consist of the following:

	June 30,	December 31,
	2010	2009
	(In thousands)
Raw materials	$2,990	$3,660
Work in process	2,356	2,023
Finished goods	2,487	1,647
Packaging materials	128	892
Promotional merchandise	1,195	1,184
Pub food, beverages and supplies	86	81

	$9,242	$9,487

     Work in process is beer held in fermentation tanks prior to the filtration and packaging process.
3. Other Current Assets
     Other current assets consist of the following:

	June 30,	December 31,
	2010	2009
	(In thousands)
Deposits paid to keg lessor	$1,795	$3,279
Prepaid property taxes	—	171
Prepaid insurance	83	88
Other	330	403

	$2,208	$3,941

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
4. Equity Investments
     Equity investments consist of the following:

	June 30,	December 31,
	2010	2009
	(In thousands)
Fulton Street Brewery, LLC (“FSB”)	$4,922	$4,544
Kona Brewery LLC (“Kona”)	1,183	1,158

	$6,105	$5,702

FSB
     For the three months ended June 30, 2010 and 2009, the Company’s share of FSB’s net income totaled $332,000 and $42,000, respectively. For the six months ended June 30, 2010 and 2009, the Company’s share of FSB’s net income totaled $378,000 and $80,000, respectively. The Company’s investment in FSB was $4.9 million and $4.5 million at June 30, 2010 and December 31, 2009, respectively, and the Company’s portion of equity as reported on FSB’s financial statement was $2.7 million and $2.3 million as of the corresponding dates. The Company has not received any cash capital distributions associated with FSB during its ownership period. At June 30, 2010 and December 31, 2009, the Company has recorded a payable to FSB of $3.0 million and $2.3 million, respectively, primarily for amounts owing for purchases of Goose Island-branded product.
Kona
     For the three months ended June 30, 2010 and 2009, the Company’s share of Kona’s net income totaled $6,000 and $57,000, respectively. For the six months ended June 30, 2010 and 2009, the Company’s share of Kona’s net income totaled $45,000 and $48,000, respectively. The Company’s investment in Kona was $1.2 million at June 30, 2010 and December 31, 2009 and the Company’s portion of equity as reported on Kona’s financial statement was $465,000 and $419,000, respectively, as of the corresponding dates. The Company received cash capital distributions totaling $20,000 associated with Kona during the six months ended June 30, 2010. The Company did not receive any such cash capital distributions during the six months ended June 30, 2009. At June 30, 2010 and December 31, 2009, the Company has recorded a receivable from Kona of $3.1 million and $1.9 million, respectively, primarily related to amounts owing under the alternating proprietorship and distribution agreements. As of June 30, 2010 and December 31, 2009, the Company has recorded a payable to Kona of $3.2 million and $2.3 million, respectively, primarily for amounts owing for purchases of Kona-branded product.
     At June 30, 2010 and December 31, 2009, the Company had net outstanding receivables due from Kona Brewing Co., Inc. (“KBC”) of $154,000 and $57,000, respectively. KBC and the Company are the only members of Kona.
     See Note 11, Subsequent Events for a discussion of the merger agreement dated as of July 31, 2010 among the Company, KBC and related entities, including Kona, and the KBC shareholders.

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
5. Debt and Capital Lease Obligations
     Long-term debt and capital lease obligations consist of the following:

	June 30,	December 31,
	2010	2009
	(In thousands)
Term loan payable to bank, due July 1, 2018	$12,828	$13,012
Line of credit payable to bank, due January 1, 2013	1,300	6,400
Promissory notes payable to individual lenders, all due July 1, 2015	600	600
Premium on promissory notes	552	587
Capital lease obligations on equipment	5,020	5,567

	20,300	26,166

Less current portion of long-term debt	1,526	1,481

	$18,774	$24,685

     Since June 2008, the Company has maintained a loan agreement (the “Loan Agreement”) with Bank of America, N.A. (“BofA”), which was initially comprised of a $15.0 million revolving line of credit (“Line of Credit”), including provisions for cash borrowings and up to $2.5 million notional amount of letters of credit, and a $13.5 million term loan (“Term Loan”). The Company may draw upon the Line of Credit for working capital and general corporate purposes. The Line of Credit matures on January 1, 2013 at which time the outstanding principal balance and any accrued but unpaid interest will be due. At June 30, 2010, the Company had $1.3 million outstanding under the Line of Credit with $13.7 million of availability for further cash borrowing or issuance of letters of credit, subject to the sub-limit.
     On June 8, 2010, the Company and BofA executed a second modification to its loan agreement effective June 1, 2010 (“Second Amendment”) as a result of the improvement in the Company’s financial position and operating cash flows. The significant provisions of the Second Amendment were to reduce the marginal rates for borrowings under the Loan Agreement, reduce the quarterly fees on the unused portion of the Line of Credit, and eliminate the requirements that the Company maintain a minimum asset coverage ratio and provide certain monthly reporting packages to BofA. The Second Amendment largely reversed the effects of the modification agreement executed by BofA and the Company on November 14, 2008 as a result of the Company’s inability to maintain its required financial covenants for the quarter ended September 30, 2008.
     Under the Loan Agreement as amended, the Company may select from one of the following two interest rate benchmarks as the basis for calculating interest on the outstanding principal balance of the Line of Credit: the London Inter-Bank Offered Rate (“LIBOR”) or the Inter-Bank Offered Rate (“IBOR”) (each, a “Benchmark Rate”). Interest accrues at an annual rate equal to the Benchmark Rate plus a marginal rate. The Company may select different Benchmark Rates for different tranches of its borrowings under the Line of Credit. Effective with the Second Amendment, the marginal rate will vary from 1.25% to 2.25% based on the ratio of the Company’s funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined (“funded debt ratio”). LIBOR rates may be selected for one, two, three, or six month periods, and IBOR rates may be selected for no shorter than 14 days and no longer than six months. Accrued interest for the Line of Credit is due and payable monthly. At June 30, 2010, the weighted-average interest rate for the borrowings outstanding under the Line of Credit was 1.83%.
     Under the Loan Agreement as amended, a quarterly fee on the unused portion of the Line of Credit, including the undrawn amount of the related Standby Letter of Credit, will vary from 0.20% to 0.35%. This fee is based upon the Company’s funded debt ratio, and is effective with the Second Amendment. At June 30, 2010, the quarterly fee was 0.23%. An annual fee will be payable in advance on the notional amount of each standby letter of credit issued and outstanding multiplied by an applicable rate ranging from 1.13% to 1.50%.
     Interest on the Term Loan will accrue on the outstanding principal balance in the same manner as provided for under the Line of Credit, as established under the LIBOR one-month Benchmark Rate. At June 30, 2010, the principal balance outstanding under the Term Loan was $12.8 million. The interest rate on the Term Loan was 1.85% as of June 30, 2010. Accrued interest for the Term Loan is due and payable monthly. At June 30, 2010, principal payments are due monthly in accordance with an agreed-upon schedule set forth in the Loan Agreement. Any unpaid principal balance and unpaid accrued interest will be due on July 1, 2018.

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
     The Company is in compliance with all applicable contractual financial covenants at June 30, 2010. Under the Loan Agreement as amended, the Company is required to meet the financial covenant ratios of funded debt to EBITDA, as defined, and fixed charge coverage in the manner and at levels established pursuant to the Loan Agreement. These financial covenants are measured on a trailing four-quarter basis. The definition of EBITDA under the Loan Agreement is EBITDA as adjusted for certain other items specifically identified in the Loan Agreement. Those covenant levels are detailed as follows:
Financial Covenants Required by the
Loan Agreement, as Amended

Ratio of Funded Debt to EBITDA, as defined
From September 30, 2010	3.50 to 1
From December 31, 2010 and thereafter	3.00 to 1

Fixed Charge Coverage Ratio	1.25 to 1
     The Loan Agreement is secured by substantially all of the Company’s personal property and by the real properties located at 924 North Russell Street, Portland, Oregon and 14300 NE 145th Street, Woodinville, Washington (the “Collateral”), which comprise its Oregon Brewery and Washington Brewery, respectively. In addition, the Company is restricted in its ability to declare or pay dividends, repurchase any outstanding common stock, incur additional debt or enter into any agreement that would result in a change in control of the Company.
6. Derivative Financial Instruments and Fair Value Measurement
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
     The Company has assessed its vulnerability to certain business and financial risks, including interest rate risk associated with its variable-rate long-term debt. To mitigate this risk, the Company entered into with BofA a five-year interest rate swap agreement with a total notional value of $9.6 million (as of June 30, 2010) to hedge the variability of interest payments associated with its variable-rate borrowings under its Term Loan. Through this swap agreement, the Company pays interest at a fixed rate of 4.48% and receives interest at a floating-rate of the one-month LIBOR. Since the interest rate swap hedges the variability of interest payments on variable rate debt with similar terms, it qualifies for cash flow hedge accounting treatment under ASC 815. As of June 30, 2010, unrealized net losses of $942,000 were recorded in accumulated other comprehensive loss as a result of this hedge. The effective portion of the gain or loss on the derivative is reclassified into interest expense in the same period during which the Company records interest expense associated with the Term Loan. There was no hedge ineffectiveness recognized for the three and six months ended June 30, 2010. No hedge ineffectiveness was recognized for the corresponding periods in 2009.
     As a result of the merger with Widmer Brothers Brewing Company (“WBBC”), the Company assumed WBBC’s contract with BofA for a $7.0 million notional interest rate swap agreement. On the effective date of the Merger, the Company entered into with BofA an equal and offsetting interest rate swap contract. Neither swap contract qualifies for hedge accounting under ASC 815. The assumed contract requires the Company to pay interest at a fixed rate of 4.60% and receive interest at a floating rate of the one-month LIBOR, while the offsetting contract requires the Company to pay interest at a floating rate of the one-month LIBOR and receive interest at a fixed rate of 3.47%. Both contracts expire on November 1, 2010. The Company recorded as other income a net gain associated with the contracts of $20,000 and $19,000 for the three months ended June 30, 2010 and 2009, respectively. The Company recorded as other income a net gain associated with the contracts of $40,000 and $38,000 for the six months ended June 30, 2010 and 2009, respectively.

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)

	Liability Derivatives at June 30, 2010
	Balance Sheet Location	Fair Value
		(in thousands)
Derivatives designated as hedging instruments under ASC 815

Interest rate swap contracts	Non-current liabilities - derivative financial instruments	$942

Derivatives not designated as hedging instruments under ASC 815

Interest rate swap contracts	Non-current liabilities - derivative financial instruments	34

Total derivatives		$976

     All interest rate swap contracts are secured by the Collateral under the Loan Agreement as amended.
Fair Value Measurements
     The recorded value of the Company’s financial instruments is considered to approximate the fair value of the instruments, in all material respects, because the Company’s receivables and payables are recorded at amounts expected to be realized and paid, the Company’s derivative financial instruments are carried at fair value, and approximately 75 percent of the Company’s debt obligations are at variable rates of relatively short duration. The Company’s analysis of the remaining debt obligations, which were adjusted to their respective fair values as of the effective date of the Merger, indicates that their fair values approximate their carrying values.
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
     The Company has assessed its assets and liabilities that are measured and recorded at fair value within the above hierarchy and that assessment is as follows:

	Fair Value Hierarchy Assessment
	Level 1	Level 2	Level 3	Total
	(in thousands)
Derivative financial instruments — interest rate swap contracts	$—	$976	$—	$976
7. Common Stockholders’ Equity
     In conjunction with the exercise of stock options under the Company’s stock option plans during the six months ended June 30, 2010 and 2009, the Company issued 13,000 shares and 28,200 shares, respectively, of common stock and received proceeds on exercise totaling $23,000 and $53,000, respectively.
     On May 26, 2010 and May 29, 2009, the board of directors approved, under the 2007 Stock Incentive Plan (the “2007 Plan”), an annual grant of 3,000 shares of fully-vested Common Stock to each non-employee director. In conjunction with these stock grants, the Company issued 18,000 shares of Common Stock in each period. The Company recognized stock-based compensation expense associated with these grants of $61,000 and $36,000 in the Company’s statements of operations during the three months ended June 30, 2010 and 2009, respectively.

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
Stock Plans
     The Company maintains several stock incentive plans, including those discussed below, under which non-qualified stock options, incentive stock options and restricted stock are granted to employees and non-employee directors. The Company issues new shares of common stock upon exercise of stock options. Under the terms of the Company’s stock option plans, subject to certain limitations, employees and directors may be granted options to purchase the Company’s common stock at the market price on the date the option is granted.
     On May 26, 2010, the shareholders approved the 2010 Stock Incentive Plan (the “2010 Plan”), as recommended by the Company’s board of directors. The 2010 Plan provides for grants of stock options, restricted stock, restricted stock units, performance awards and stock appreciation rights to directors and employees. While incentive stock options may only be granted to employees, awards other than incentive stock options may be granted to employees and directors. The 2010 Plan is administered by the compensation committee of the board of directors (“Compensation Committee”), which determines the grantees, the number of shares of common stock for which options are exercisable and the exercise prices of such shares, among other terms and conditions of equity-based awards under the 2010 Plan. A maximum of 750,000 shares of common stock is authorized for issuance under the 2010 Plan.
     The Company maintains the 2002 Stock Option Plan (“2002 Plan”) under which non-qualified stock options and incentive stock options were granted to employees and non-qualified stock options were granted to non-employee directors and independent consultants or advisors, subject to certain limitations. Options granted to the Company’s employees were generally designated to vest over either a four-year or five-year period while options granted to the Company’s directors were generally designated to become exercisable from the date of grant up to three months following the grant date. Vested options are generally exercisable for ten years from the date of grant. The Compensation Committee administers the 2002 Plan.
     The Company maintains the 2007 Plan under which grants of stock options and restricted stock were made to the Company’s employees and restricted stock grants were made to the Company’s directors. These grants have been made since the inception of the 2007 Plan in May 2007 through May 2010, as discussed above. Options granted to the Company’s employees were generally designated to vest over a five-year period. Vested options are generally exercisable for ten years from the date of grant. The 2007 Plan is administered by the Compensation Committee.
     With the approval of the 2010 Plan, no further grants of stock options or similar stock awards may be made under either the 2002 Plan or the 2007 Plan; however, the provisions of these plans will remain in effect until all outstanding options are terminated or exercised.
Stock Option Plan Activity
     Presented below is a summary of the Company’s stock option plan activity for the six months ended June 30, 2010:

		Weighted	Aggregate
		Average	Intrinsic
	Options	Exercise Price	Value
	(in thousands)	(per share)	(in thousands)
Outstanding at December 31, 2009	137	$2.00	$67
Granted	105	2.39
Exercised	(13)	(1.79)

Outstanding at June 30, 2010	229	$2.19	$552

Exercisable at June 30, 2010	101	$2.20	$244

     No stock options vested during the three months ended June 30, 2010, and 7,500 stock options vested during the six months ended June 30, 2010. No stock options vested during the three and six months ended June 30, 2009. The total intrinsic value of stock options exercised during the six months ended June 30, 2010 and 2009 was approximately $31,000 and $11,000, respectively.

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
     The Company recognized stock-based compensation expense associated with stock options of $11,000 and $13,000 for the three and six months ended June 30, 2010, respectively. There was no stock-based compensation expense for stock option grants recognized during the corresponding periods in 2009. At June 30, 2010, the total unrecognized stock based compensation associated with unvested option grants was $170,000, which is expected to be recognized over a weighted average period of approximately 4.3 years.
     The following table summarizes information for options currently outstanding and exercisable at June 30, 2010:

			Outstanding			Exercisable
					Weighted			Weighted
				Weighted	Average		Weighted	Average
				Average	Remaining		Average	Remaining
				Exercise	Contractual		Exercise	Contractual
Range of Exercise Prices			Options	Price	Life	Options	Price	Life
			(in thousands)	(per share)	(in years)	(in thousands)	(per share)	(in years)
$1.25	to	$2.00	43	$1.44	6.3	20	$1.64	3.8
$2.01	to	$3.00	170	2.29	6.9	65	2.14	2.1
$3.01	to	$3.15	16	3.15	4.9	16	3.15	4.9

$1.25	to	$3.15	229	$2.19	6.6	101	$2.20	2.9

8. Earnings per Share
     The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Net income	$1,734	$1,739	$1,943	$664

Denominator for basic earnings per share:
Weighted average common shares outstanding	17,084	16,967	17,079	16,957

Dilutive effect of stock options on weighted average common shares	47	24	34	5

Denominator for diluted earnings per share	17,131	16,991	17,113	16,962

Basic and diluted earnings per share	$0.10	$0.10	$0.11	$0.04

     The potential common shares excluded from the calculation of diluted earnings per share totaled 105,000 and 178,000 for the three months ended June 30, 2010 and 2009, respectively, and 69,000 and 368,000 for the six months ended June 30, 2010 and 2009, respectively, because their effect would be anti-dilutive.

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
9. Comprehensive Income
     The following table sets forth the Company’s comprehensive income for the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Net income	$1,734	$1,739	$1,943	$664
Other comprehensive income (loss):
Unrealized gains (losses) on derivative financial instruments, net of tax	(66)	181	(108)	202

Comprehensive income	$1,668	$1,920	$1,835	$866

10. Income Taxes
     As of June 30, 2010, the Company’s deferred tax assets were primarily comprised of federal net operating loss carryforwards (“NOLs”) of $23.2 million, or $7.9 million tax-effected; state NOL carryforwards of $199,000 tax-effected; and federal and state alternative minimum tax credit carryforwards of $300,000 tax-effected. In assessing the realizability of its deferred tax assets, the Company considered both positive and negative evidence when measuring the need for a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income during the periods in which those temporary differences become deductible. Among other factors, the Company considered future taxable income generated by the projected differences between financial statement depreciation and tax depreciation. At December 31, 2009, based upon the available evidence, the Company believed that it was not more likely than not that all of the deferred tax assets would be realized. The valuation allowance was $100,000 as of December 31, 2009. Based on the cumulative earnings generated for the first six months of 2010 and other evidence available to it as of June 30, 2010, the Company recorded a $100,000 reduction of the valuation allowance, eliminating it as of that date.
     The effective tax rate for the second quarter of 2010 was also affected by the impact of the Company’s non-deductible expenses, primarily meals and entertainment expenses and an average state tax rate that results from a relatively high proportion of shipments to states with relatively high tax rates, resulting in a significant apportionment of earnings and related tax liabilities to these jurisdictions.
     The Company reached a settlement with the Internal Revenue Service during the second quarter of 2010 over outstanding examination issues associated with the income tax returns for 2007 and 2008 filed by WBBC. The amount associated with this settlement was $86,000, most of which the Company had provided for in the fourth quarter of 2009.
11. Subsequent Events
Agreement and Plan of Merger
     As of July 31, 2010, the Company, KBC and related entities, including Kona, and KBC’s shareholders entered into an agreement and plan of merger (the “KBC Merger Agreement”). Pursuant to the KBC Merger Agreement, KBC will merge with and into a wholly owned subsidiary of the Company (the “KBC Merger”). The KBC Merger, the KBC Merger Agreement and the transactions contemplated thereby have been approved by the boards of directors of the Company and KBC.
     Kona will continue to own and operate its brewing facilities located in Kailua-Kona, Hawaii, becoming a wholly-owned subsidiary of the Company as of the effective date of the KBC Merger Agreement (“effective date”).
     As of the effective date, the Company will acquire all outstanding shares of KBC common stock in exchange for aggregate consideration of approximately $13.9 million (the “KBC Merger Consideration”), which will be comprised of approximately $6.0 million in cash and the balance in the form of 1,677,000 shares of the Company’s common stock. The KBC Merger Consideration is subject to adjustment based on the working capital position of KBC as of the

CRAFT BREWERS ALLIANCE, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
effective date. Shares equal in value to 10 percent of the KBC Merger Consideration will be held in escrow in connection with indemnification provisions relating to claims that may be asserted in connection with breaches of representations and warranties made by KBC and its shareholders.
     The Company and its related entities, and KBC and its shareholders have made customary representations, warranties and covenants in the Merger Agreement, including, among others, an agreement by the Company to appoint Mattson Davis as the President and Chief Executive Officer of the Hawaiian subsidiaries in charge of the operations in Hawaii. In the KBC Merger Agreement, the KBC shareholders have been granted a right to designate one person to be nominated to the Company’s board of directors (“designation right”), and the Company has agreed to make commercially reasonable efforts to support any such nominee. The designation right will expire five years after the effective date, with earlier termination if the KBC shareholders cease to own at least 50 percent of the shares issued to them in the KBC Merger.
     The KBC Merger is subject to customary conditions to closing, including (i) regulatory approval from the Alcohol and Tobacco Tax and Trade Bureau and state licensing agencies, (ii) approval from BofA, (iii) the filing by KBC of certain renewable energy grant and tax credit applications with the appropriate regulatory authorities, (iv) accuracy of the representations and warranties made by the parties under the KBC Merger Agreement, (v) compliance by the parties with their respective covenants, and (vi) the absence of any material adverse effect on the business or condition of either the Company or KBC. The KBC Merger Agreement provides for a $100,000 break-up fee to be paid to the other party if either the Company or KBC unilaterally terminates the KBC Merger Agreement on or after January 1, 2011, if the KBC Merger has not been completed by then.
     The KBC Merger Agreement was filed as Exhibit 2.1 to the Company’s Form 8-K filed on August 3, 2010.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This quarterly report on Form 10-Q includes forward-looking statements. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “may,” “plan” and similar expressions or their negatives identify forward-looking statements, which generally are not historical in nature. These statements are based upon assumptions and projections that Craft Brewers Alliance, Inc. (the “Company”) believes are reasonable, but are by their nature inherently uncertain. Many possible events or factors could affect the Company’s future financial results and performance, and could cause actual results or performance to differ materially from those expressed, including those risks and uncertainties described in Part II, Item 1A. “Risk Factors” and those described from time to time in the Company’s future reports filed with the Securities and Exchange Commission. Caution should be taken not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report.
     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto of the Company included herein, as well as the audited Financial Statements and Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Annual Report”). The discussion and analysis includes period-to-period comparisons of the Company’s financial results. Although period-to-period comparisons may be helpful in understanding the Company’s financial results, the Company believes that they should not be relied upon as an accurate indicator of future performance.
Overview
     Since its formation, the Company has focused its business activities on the brewing, marketing and selling of craft beers in the United States. The Company reported gross sales and net income of $39.6 million and $1.7 million, respectively, for the three months ended June 30, 2010, compared with gross sales and net income of $38.0 million and $1.7 million, respectively, for the corresponding period in 2009. The Company generated basic and fully-diluted earnings per share of $0.10 on 17.1 million shares for the second quarter of 2010 compared with $0.10 per share on 17.0 million shares for the corresponding period of 2009. The Company generated operating profit of $2.9 million during the quarter ended June 30, 2010 compared with $2.5 million during the quarter ended June 30, 2009, primarily due to an increase in revenues for the second quarter of 2010 due to an increase in shipments and a higher average sales price, an improved margin for the 2010 period and a reduction in merger-related expenses, partially offset by an increase in selling, general and administrative expenses for the quarter ended June 30, 2010. The Company’s sales volume (shipments) totaled 170,900 barrels in the second quarter of 2010 as compared with 162,400 barrels in the second quarter of 2009, an increase of 5.2%.
     The Company reported gross sales and net income of $69.0 million and $1.9 million, respectively, for the first six months ended June 30, 2010, compared with gross sales and net income of $67.7 million and $664,000, respectively, for the corresponding period in 2009. The Company generated basic and fully-diluted earnings per share of $0.11 on 17.1 million shares for the first six months of 2010 compared with $0.04 per share on 17.0 million shares for the corresponding period of 2009. The Company generated operating profit of $3.5 million during the first six months ended June 30, 2010 compared with $1.9 million during the corresponding period of 2009, primarily due to an improved margin for the 2010 period and a reduction in merger-related expenses, partially offset by an increase in selling, general and administrative expenses for the 2010 period. The Company’s sales volume totaled 299,600 barrels in the first six months of 2010 as compared with 296,200 barrels in the corresponding period of 2009, an increase of 1.1%.
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

     As of July 31, 2010, the Company, Kona Brewing Co., Inc. (“KBC”); Kona Brewery LLC (“Kona”); KBC’s shareholders, and related entities entered into an agreement and plan of merger (the “KBC Merger Agreement”). Pursuant to the KBC Merger Agreement, KBC will merge with and into a wholly owned subsidiary of the Company (the “KBC Merger”). The KBC Merger, the KBC Merger Agreement and the transactions contemplated thereby have been approved by the boards of directors of the Company and KBC. The KBC Merger Agreement was filed as Exhibit 2.1 to the Company’s Form 8-K filed on August 3, 2010.
     Kona will continue to own and operate its brewing facilities located in Kailua-Kona, Hawaii, becoming a wholly-owned subsidiary of the Company as of the effective date of the KBC Merger Agreement (“effective date”).
     As of the effective date, the Company will acquire all outstanding shares of KBC common stock in exchange for aggregate consideration of approximately $13.9 million (the “Merger Consideration”), which will be comprised of approximately $6.0 million in cash and the balance in the form of 1,677,000 shares of the Company’s common stock. The Merger Consideration is subject to adjustment based on the working capital position of KBC as of the effective date. Shares equal in value to 10 percent of the Merger Consideration will be held in escrow in connection with indemnification provisions relating to claims that may be asserted in connection with breaches of representations and warranties made by KBC and its shareholders.
     See Item 1, Notes to Financial Statements, Note 11 “Subsequent Events” for further discussion of the terms and conditions regarding the KBC Merger and the KBC Merger Agreement.
     In addition to the sale of Redhook-branded and Widmer Brothers-branded beer, the Company also earns revenue in connection with several operating agreements with Kona, including an alternating proprietorship agreement and a distribution agreement. Pursuant to the alternating proprietorship agreement, Kona produces a portion of its malt beverages at the Oregon Brewery. The Company sells raw materials to Kona prior to production beginning and receives from Kona a facility leasing fee based on the barrels brewed and packaged at the Oregon Brewery. These sales and fees are reflected as revenue in the Company’s statements of operations. Under the distribution agreement, the Company distributes Kona-branded product, whether brewed at Kona’s facility or the Company’s breweries, and then markets, sells and distributes the Kona-branded products pursuant to the A-B Distribution Agreement. Under the KBC Merger contemplated above, these revenues would be eliminated by the consolidated entity.
     The Company also derives other revenues from sources including the sale of retail beer, food, apparel and other retail items in its three brewery pubs.
     For additional information regarding A-B and the A-B Distribution Agreement, see Part 1, Item 1, Business under the headings “— Product Distribution” and “— Relationship with Anheuser-Busch, Incorporated” in the Company’s 2009 Annual Report. As described in Part II, Item 5 of this report, the Company entered into an amendment to the A-B Distribution Agreement as of August 12, 2010, which will exempt certain product shipments from fees that have been typically charged the Company by A-B. See discussion of the impact of this agreement in the “ — Six months ended June 30, 2010 compared with six months ended June 30, 2009” under “Pricing and Fees”.
     The U.S. economic recession which began in the fourth quarter of 2008 has generated a national unemployment rate of approximately ten percent at the end of June 2010, with certain regions especially hard hit, including key sales markets for the Company. These factors have negatively affected most segments within the beer industry, which experienced an overall decline in shipment volumes in 2009 as compared with 2008. Domestic shipments of imported beer were particularly hard hit, with industry accounts reporting that imported beer suffered a nearly 10% decline in shipments for 2009 as compared with 2008 shipment levels. Certain channels were negatively affected, which had a greater impact on certain segments of the beer industry than others. These channels included restaurants and dining establishments, and convenience stores. For 2009, the craft beer segment showed moderate to strong growth from 2008 both in volume and total revenues in the face of these challenges. To the degree that the general U.S. economy improves, the channels and segments that previously have been particularly affected by the recession may recover at rates greater than the general beer industry as a whole.

Results of Operations
     The following table sets forth, for the periods indicated, certain items from the Company’s Statements of Operations expressed as a percentage of net sales:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Sales	106.5%	106.5%	106.6%	106.8%
Less excise taxes	6.5	6.5	6.6	6.8

Net sales	100.0	100.0	100.0	100.0
Cost of sales	72.1	75.1	73.3	77.7

Gross profit	27.9	24.9	26.7	22.3
Selling, general and administrative expenses	20.2	17.6	21.3	19.0
Merger-related expenses	—	0.3	—	0.4

Operating income	7.7	7.0	5.4	2.9
Income from equity investments	0.9	0.3	0.7	0.2
Interest expense	(1.1)	(1.6)	(1.3)	(1.8)
Interest and other income, net	0.2	0.2	0.2	0.3

Income before income taxes	7.7	5.9	5.0	1.6
Income tax provision	3.0	1.0	2.0	0.6

Net income	4.7%	4.9%	3.0%	1.0%

Non-GAAP Financial Measures
     The Company’s loan agreement, as amended, subjects the Company to a financial covenant based on earnings before interest, taxes, depreciation and amortization (“EBITDA”). See “Liquidity and Capital Resources.” EBITDA is defined per the Company’s loan agreement and requires additional adjustments, among other items, to (a) adjust losses (gains) on sale or disposal of assets and (b) exclude certain other non-cash income and expense items. The financial covenants under the Company’s loan agreement are measured on a trailing four-quarter basis. EBITDA as defined was $12.4 million for the trailing four quarters ended June 30, 2010. The following table reconciles net income to EBITDA per the loan agreement for this period:

For the Trailing
Four Quarters Ended
June 30, 2010
(In thousands)
Net income	$2,166
Interest expense	1,810
Income tax provision	1,108
Depreciation expense	6,425
Amortization expense	776
Other non-cash charges	140

EBITDA per the loan agreement	$12,425

     Three months ended June 30, 2010 compared with three months ended June 30, 2009
     The following table sets forth, for the periods indicated, a comparison of certain items from the Company’s Statements of Operations:

	Three Months
	Ended June 30,		Increase /	%
	2010	2009	(Decrease)	Change
		(Dollars in thousands)
Sales	$39,645	$37,959	$1,686	4.4%
Less excise taxes	2,406	2,323	83	3.6

Net sales	37,239	35,636	1,603	4.5
Cost of sales	26,841	26,766	75	0.3

Gross profit	10,398	8,870	1,528	17.2
Selling, general and administrative expenses	7,545	6,259	1,286	20.5
Merger-related expenses	—	113	(113)	(100.0)

Operating income	2,853	2,498	355	14.2
Income from equity investments	338	99	239	241.4
Interest expense	(409)	(571)	(162)	(28.4)
Interest and other income, net	75	79	(4)	(5.1)

Income before income taxes	2,857	2,105	752	35.7
Income tax provision	1,123	366	757	206.8

Net income	$1,734	$1,739	$(5)	(0.3)

     The following table sets forth a comparison of sales revenues for the periods indicated:

	Three Months
	Ended June 30,		Increase/	%
	2010	2009	(Decrease)	Change
		(Dollars in thousands)
Sales Revenues by Category
A-B and A-B related (1)	$32,234	$31,471	$763	2.4%
Contract brewing	695	—	695	—
Alternating proprietorship	3,741	3,441	300	8.7
Pubs and other (2)	2,975	3,047	(72)	(2.4)

Total Sales	$39,645	$37,959	$1,686	4.4%

Note 1 —	A-B related revenues include fees earned on wholesaler or distributor sales made via a non-wholesaler

Note 2 —	Other revenues include international sales, sales of promotional merchandise and other
     Gross Sales. Gross sales increased $1.7 million, or 4.4%, from $38.0 million for the second quarter of 2009 to $39.6 million for the second quarter of 2010. The primary factor contributing to the increase in sales revenues for the three months ended June 30, 2010 was a net price increase achieved for both the Company’s draft and bottled products. This increase was primarily due to increased prices at the wholesaler levels and a greater percentage of higher priced brands sold during the 2010 second quarter as compared with the corresponding period a year ago. In addition, the Company had an increase in shipments to A-B of 2,500 barrels from shipments of 160,000 barrels in the second quarter of 2009 to 162,500 barrels in the second quarter of 2010. Shipments to A-B for the second quarter of 2010 as compared with the corresponding period one year ago were impacted by both the timing of certain promotional programs and activities that historically would have occurred during the first quarter, the timing of which shifted into the second quarter of 2010 and a reduction in wholesalers’ inventories at the end of the second quarter of 2010 as compared to the corresponding quarter one year ago. The rate of change in depletions, or sales by the wholesalers to retailers, for the second quarter of 2010 increased at a 0.7% rate from the prior quarter a year ago.
     Also contributing to the increase in gross revenues were the following factors:

•	The Company generated revenues of $695,000 under the contract brewing arrangement during the second quarter of 2010. The Company did not have a contract brewing arrangement during the second quarter of 2009.

•	Alternating proprietorship fees increased $300,000 from $3.4 million for the second quarter of 2009 to $3.7 million for the second quarter of 2010. These fees are earned from Kona for leasing the Oregon Brewery and sales of raw materials during the corresponding periods, and reflect the increased demand for Kona-branded products in the second quarter of 2010 as compared with the corresponding quarter a year ago.
     Shipments — Customer. The following table sets forth a comparison of shipments by customer (in barrels) for the periods indicated:

	Three Months Ended June 30,
	2010 Shipments			2009 Shipments			Increase /	%
	Draft	Bottle	Total	Draft	Bottle	Total	(Decrease )	Change
					(In barrels)
A-B (1)	60,000	102,500	162,500	61,400	98,600	160,000	2,500	1.6%
Contract brewing	5,900	—	5,900	—	—	—	5,900	—
Pubs and other (1,2)	2,000	500	2,500	1,500	900	2,400	100	4.2

Total shipped	67,900	103,000	170,900	62,900	99,500	162,400	8,500	5.2%

Note 1 —	2009 Shipments have been reclassified to be consistent with the 2010 classification.

Note 2 —	Other includes international, pubs and other
     Pricing and Fees. The average revenue per barrel on shipments of beer through the A-B distribution network for the second quarter of 2010 increased by 2.4% as compared with the average revenue per barrel for the corresponding period of 2009. During the second quarters of 2010 and 2009, the Company sold 95.1% and 98.5%, respectively, of its beer through A-B at wholesale pricing levels. Management believes that most, if not all, craft brewers are weighing their pricing strategies in the face of the current economic environment and competitive landscape which is partially countered by an increased cost structure due to the costs of raw materials. Pricing changes implemented by the Company have generally followed pricing changes initiated by large domestic or import brewing companies. While the Company has implemented modest price increases during the past few years, some of the benefit has been offset by competitive promotions and discounting. The Company expects that product pricing will continue to demonstrate modest increases in the near term as tempered by the current unfavorable economic climate; however, to the extent the U.S. economic situation improves, pricing is likely to increase more significantly. The Company’s pricing is expected to follow the general trend in the industry.
     In connection with all sales through the A-B Distribution Agreement, as amended, the Company pays a Margin fee to A-B (“Margin”). The Margin does not apply to sales under the Company’s contract brewing arrangement or from its retail operations and dock sales. The A-B Distribution Agreement also requires the Company to pay an Additional Margin fee on shipments of Redhook-, Widmer Brothers-, and Kona-branded product that exceed shipments in the same territory during the same periods in fiscal 2003 (“Additional Margin”). As 2010 and 2009 shipments in the United States exceeded 2003 domestic shipments, the Company paid A-B the Additional Margin. For the three months ended June 30, 2010 and 2009, the Company recognized expense of $1.6 million and $1.7 million, respectively, related to the total of Margin and Additional Margin. These fees are reflected as a reduction of sales in the Company’s statements of operations.
     As of June 30, 2010 and December 31, 2009, the net amount due from A-B under all Company agreements with A-B totaled $5.4 million and $1.8 million, respectively. In connection with the sale of beer pursuant to the A-B Distribution Agreement, the Company’s accounts receivable reflect significant balances due from A-B, and the refundable deposits and accrued expenses reflect significant balances due to A-B. Although the Company considers these balances to be due to or from A-B, the final destination of the Company’s products is an A-B wholesaler and payments by the wholesaler are settled through A-B. The Company obtains services from A-B under separate arrangements; balances due to A-B under these arrangements are reflected in accounts payable and accrued expenses. These amounts are also included in the net amount due to A-B presented above.

     Shipments — Brand. The following table sets forth a comparison of shipments by brand (in barrels) for the periods indicated:

	Three Months Ended June 30,
	2010 Shipments			2009 Shipments			Increase /	%
	Draft	Bottle	Total	Draft	Bottle	Total	(Decrease )	Change
					(In barrels)
Widmer Brothers	37,400	40,800	78,200	38,300	40,900	79,200	(1,000)	(1.3)%
Redhook	12,500	34,800	47,300	13,300	33,800	47,100	200	0.4
Kona	12,100	27,400	39,500	11,300	24,800	36,100	3,400	9.4
Total shipped(1)	62,000	103,000	165,000	62,900	99,500	162,400	2,600	1.6%

Note 1 —	Total shipments by brand exclude private label shipments produced under the Company’s contract brewing arrangements.
     Shipments of bottled beer have steadily increased as a percentage of total shipments since the mid-1990’s; however, with the consolidation of all Widmer Brothers-branded shipping activities by the Company, this trend has reversed somewhat as a higher percentage of Widmer Brothers-branded products are sold as draft products than the Company’s historical experience. During the three months ended June 30, 2010, 73.6% of Redhook-branded shipments were shipments of bottled beer as compared with 71.8% in the three months ended June 30, 2009. Although the sales mix of Kona-branded beer is also weighted toward bottled product, it is slightly less than Redhook-branded beer as 69.4% and 68.7% of Kona-branded shipments consisted of bottled beer in the three months ended June 30, 2010 and 2009, respectively. The sales mix of Widmer Brothers-branded products contrasts significantly from that of the Redhook and Kona brands with 52.2% and 51.6% of Widmer Brothers-branded products being bottled beer in the second quarter of 2010 and 2009, respectively. Although the average revenue per barrel for sales of bottled beer is typically significantly higher than that of draft beer, the cost per barrel is also higher, resulting in a gross margin that is approximately 10% less than that of draft beer sales.
     Excise Taxes. Excise taxes for the three months ended June 30, 2010 increased $83,000, or 3.6%, primarily due to the increase in the Company’s shipments for the second quarter of 2010 as compared with the corresponding quarter of 2009, partially offset by an increase during the second quarter of 2010 of Kona-branded shipments produced under the alternating proprietorship agreement with Kona as Kona is responsible for the excise taxes under the agreement.
     Cost of Sales. Cost of sales increased $75,000, or 0.3%, at $26.8 million for each quarter ended June 30, which was primarily due to the increase in shipments for the 2010 quarter as compared with the corresponding period a year ago, offset by decreases in certain core production inputs, raw materials and packaging materials, cooperage costs and depreciation expense. Cost of sales decreased by $7.77 or 4.7% on a per barrel basis for the corresponding periods, and as a percentage of net sales to 72.1% from 75.1%, primarily due to lower raw material, packaging, energy and cooperage costs. The Company’s cost initiatives, which started in early 2009 and were implemented throughout 2009, contributed to the decrease in these costs, among others, as the Company has sought to aggressively manage its logistics and capture production efficiencies from improved resource rationalization. These factors were partially offset by an increase in the percentage mix of higher-cost brands produced for the 2010 second quarter and by costs associated with a significant quantity of beer brewed at one of the Company’s facilities that did not meet the Company’s exacting quality standards, causing the Company to dispose of in-process and finished draft and packaged beer.
     Based upon the Company’s combined working capacity of 232,300 barrels and 199,300 barrels for the second quarter of 2010 and 2009, respectively, the utilization rate was 73.6% and 81.5%, respectively. Capacity utilization rates are calculated by dividing the Company’s total shipments by the working capacity. The Company’s brewing and production initiatives have contributed to an increase in capacity in excess of the anticipated shipment increase in the near term. This resulted in the Company possessing a significant amount of unused working capacity, albeit with a minimal increase in its associated cost structure, allowing the Company to aggressively evaluate other operating configurations and arrangements, including contract brewing, to utilize the available capacity of its production facilities. To this end, during the third quarter of 2009, the Company executed a contract brewing arrangement under which the Company will produce beer in volumes and per specifications as designated by a third party. The Company anticipates the volume of this contract to be approximately 20,000 barrels in annual production, although the third party may designate greater or lesser quantities per the terms of the contract.

     Cost of sales for the second quarters of 2010 and 2009 include costs associated with two distinct Kona revenue streams: (i) direct and indirect costs related to the alternating proprietorship arrangements with Kona and (ii) the cost paid to Kona for the Kona-branded finished goods that are marketed and sold by the Company to wholesalers through the A-B Distribution Agreement.
     Inventories acquired pursuant to the Merger were recorded at their estimated fair values as of July 1, 2008, resulting in an increase over the cost at which these inventories were stated on the June 30, 2008 WBBC balance sheet (the “Step Up Adjustment”). The Step Up Adjustment, net of amortization at December 31, 2009, totaled approximately $253,000 for raw materials acquired. During the three months ended June 30, 2010 and 2009, approximately $58,000 and $143,000, respectively, of the Step Up Adjustment was expensed to cost of sales in connection with normal production and sales for the quarters.
     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2010 increased 20.5% from $6.3 million for the second quarter of 2009 to $7.6 million for the second quarter in 2010. The increase in SG&A for the second quarter of 2010 was primarily due to a significant increase in sales and marketing costs, principally promotions, festivals, sampling and sponsorship activity, point of sale and related trade merchandise. The Company also experienced an increase in other SG&A costs, primarily computer software costs, consulting and professional fees, and incentive compensation costs for the 2010 second quarter as compared with the corresponding quarter of the prior year.
     The Company incurs costs for the promotion of its products through a variety of advertising programs with its wholesalers and downstream retailers. These costs are included in SG&A expenses and frequently involve the local wholesaler sharing in the cost of the program. Reimbursements from wholesalers for advertising and promotion activities are recorded as a reduction to SG&A expenses in the Company’s statements of operations. Reimbursements for pricing discounts to wholesalers are recorded as a reduction to sales. The wholesalers’ contribution toward these activities was an immaterial percentage of net sales for the 2010 second quarter. Depending on the industry and market conditions, the Company may adjust its advertising and promotional efforts in a wholesaler’s market if a change occurs in a cost-sharing arrangement. The timing of these efforts may also be adjusted due to opportunities available to the Company over the course of the fiscal year. The Company anticipates a certain amount of sequential increase in its advertising and promotional activities for the third quarter of 2010 as the Company continues its transition into its seasonal peak period and the number of festivals, special events and sponsorship opportunities in which the Company expects to participate increase. The Company also expects to increase its brand development, sales and marketing expenditures, funded in part by the reduction in Margin and Additional Margin fees provided under the amendment to the A-B Distribution Agreement described in Part II, Item 5 of this report.
     Merger-Related Expenses. In connection with the Merger with WBBC, the Company incurred merger-related expenditures during the period commencing with the announcement of the Merger and concluding with the expiration of the service period for affected employees whose employment was terminated as a result of the Merger. During the quarter ended June 30, 2009, merger-related expenses totaling $113,000 associated with related severance costs were recorded in the Company’s statement of operations. Since July 1, 2009, no merger-related expenses associated with the Merger with WBBC have been recognized by the Company. The Company estimates that merger-related severance benefits totaling approximately $287,000 will be paid through the remainder of 2010 to the second quarter of 2011.
     Income from Equity Investments. The Company holds corporate investments, a 42% equity ownership in Fulton Street Brewery, LLC (“FSB”) and a 20% equity ownership in Kona. Both investments are accounted for under the equity method, as outlined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 325, Investments. For the quarters ended June 30, 2010 and 2009, the Company’s share of FSB’s net income totaled $332,000 and $42,000, respectively. For the quarters ended June 30, 2010 and 2009, the Company’s share of Kona’s net income totaled $6,000 and $57,000, respectively.
     Interest Expense. Interest expense decreased approximately $162,000 to $409,000 in the second quarter of 2010 from $571,000 in the second quarter of 2009 due to a lower level of debt outstanding during the current period and a lower average interest rate on borrowings under the credit agreement, partially due to the effect of a favorable modification to its primary borrowing arrangement made by the Company’s lender during the quarter. To support its capital project and working capital requirements for 2009, the Company maintained average outstanding debt for the second quarter of 2009 at $33.4 million; however, the Company has paid down its outstanding borrowings such that its average outstanding debt was $23.9 million for the second quarter of 2010.

     Other Income, net. Other income, net decreased by $4,000 to $75,000 for the second quarter of 2010 from $79,000 for the same period of 2009, primarily attributable to a reduction in interest income due to the Company deploying its excess cash flows to reduce its outstanding borrowings during the second quarter of 2010.
     Income Taxes. The Company’s provision for income taxes was $1.1 million and $366,000 for the three months ended June 30, 2010 and 2009, respectively. The effective tax rate for the second quarter of 2010 was affected by the level of the Company’s non-deductible expenses, primarily meals and entertainment expenses, and an average state tax rate that results from a relatively high proportion of shipments to states with relatively high tax rates, resulting in a significant apportionment of earnings and related tax liabilities to these jurisdictions, partially offset by the $100,000 reduction of the valuation allowance during the second quarter of 2010. The Company made this reduction, eliminating the valuation allowance, due to the cumulative earnings generated for the first six months of 2010 and other evidence available to the Company regarding the realizability of its outstanding net operating losses (“NOLs”). The tax provision for the second quarter of 2009 was impacted by the reversal of the $336,000 valuation allowance established in the first quarter of 2009 because the earnings generated during the second quarter exceeded the loss incurred during the first quarter of 2009. The tax provision was also impacted by pre-tax results relative to other components of the tax provision calculation, such as the exclusion of a portion of meals and entertainment expenses from tax return deductions, and an adjustment of the accrual liability for the WBBC tax accounting due to the filing of the short year final tax return for that entity. See “— Critical Accounting Policies and Estimates” for further discussion related to the Company’s income tax provision and NOL carryforward position as of June 30, 2010.
     Six months ended June 30, 2010 compared with six months ended June 30, 2009
     The following table sets forth, for the periods indicated, a comparison of certain items from the Company’s Statements of Operations:

	Six Months
	Ended June 30,		Increase /	%
	2010	2009	(Decrease )	Change
		(Dollars in thousands)
Sales	$68,967	$67,680	$1,287	1.9%
Less excise taxes	4,276	4,306	(30)	0.7

Net sales	64,691	63,374	1,317	2.1
Cost of sales	47,446	49,247	(1,801)	3.7

Gross profit	17,245	14,127	3,118	22.1
Selling, general and administrative expenses	13,750	12,026	1,724	14.3
Merger-related expenses	—	225	(225)	(100.0)

Operating income	3,495	1,876	1,619	86.3
Income from equity investments	423	128	295	230.5
Interest expense	(808)	(1,137)	(329)	(28.9)
Interest and other income, net	128	170	(42)	(24.7)

Income before income taxes	3,238	1,037	2,201	212.2
Income tax provision	1,295	373	922	247.2

Net income	$1,943	$664	$1,279	192.6%

     The following table sets forth a comparison of sales revenues for the periods indicated:

	Six Months
	Ended June 30,		Increase /	%
	2010	2009	(Decrease )	Change
		( In thousands )
Sales Revenues by Category
A - B and A - B related(1)	$56,334	$56,426	$(92)	(0.2)%
Contract brewing	1,110	—	1,110	—
Alternating proprietorship	6,001	5,647	354	6.3
Pubs and other(2)	5,522	5,607	(85)	(1.5)

Total Sales	$68,967	$67,680	$1,287	1.9%

Note 1 —	A-B related revenues include fees earned on wholesaler or distributor sales made via a non-wholesaler

Note 2 —	Other revenues include international sales, sales of promotional merchandise and other
     Gross Sales. Gross sales increased $1.3 million, or 1.9%, from $67.7 million for the first six months of 2009 to $69.0 million for the corresponding period in 2010. The primary factor contributing to the increase in sales revenues for the six months ended June 30, 2010 was the fees earned under a contract brewing arrangement with a third party. The Company generated revenues of $1.1 million under the contract brewing arrangement during the first six months of 2010. The Company did not have a similar contract brewing arrangement during the first six months of 2009. Alternating proprietorship fees increased $354,000 from $5.6 million for the first six months of 2009 to $6.0 million for the first six months of 2010. These fees are earned from Kona for leasing the Oregon Brewery and sales of raw materials during the corresponding periods. Additionally, the Company experienced a net price increase for both the Company’s draft and bottled products. This increase resulted from a combination of issues, including increased prices at the wholesaler levels, a greater percentage of higher priced brands sold and a lower level of discounting during the first six months of 2010 as compared with the corresponding period a year ago.
     Partially offsetting the increase in gross revenues caused by these factors were the following:
•	The decrease in shipments to A-B of 7,100 barrels from shipments of 291,900 barrels in the first six months of 2009 to 284,800 barrels in the first six months of 2010. Shipments to A-B for the first six months of 2010 as compared with the corresponding period one year ago were impacted by the reduction in wholesalers’ inventories at the end of the second quarter of 2010 as compared to the corresponding period one year ago. The rate of change in depletions, or sales by the wholesalers to retailers, for the first six months of 2010 increased at a 0.2% rate from the prior period a year ago.

•	Additionally, revenues from pubs and other sales decreased by $85,000 for the first six months of 2010 as compared with the corresponding period a year ago.
     Shipments — Customer. The following table sets forth a comparison of shipments by customer (in barrels) for the periods indicated:

	Six Months Ended June 30,
	2010-Shipments			2009-Shipments			Increase /	%
	Draft	Bottle	Total	Draft	Bottle	Total	(Decrease )	Change
					(In barrels)
A-B (1)	109,900	174,900	284,800	116,700	175,200	291,900	(7,100)	(2.4)%
Contract brewing	10,700	—	10,700	—	—	—	10,700	—
Pubs and other (1,2)	3,300	800	4,100	2,700	1,600	4,300	(200)	(4.7)

Total shipped	123,900	175,700	299,600	119,400	176,800	296,200	3,400	1.1%

Note 1 —	2009 Shipments have been reclassified to be consistent with the 2010 classification.

Note 2 —	Other includes international, non- wholesalers, pubs and other
     Pricing and Fees. The average revenue per barrel on shipments of beer through the A-B distribution network for the first six months of 2010 increased by 2.7% as compared with the average revenue per barrel for the corresponding period of 2009. During the first six months of 2010 and 2009, the Company sold 95.1% and 98.5%, respectively, of its beer through A-B at wholesale pricing levels. The Company expects that product pricing will continue to demonstrate modest increases in the near term as tempered by the current unfavorable unemployment conditions; however, to the extent the U.S. economic situation improves, pricing is likely to increase more significantly. The Company’s pricing is expected to follow the general trend in the industry.
     The Company paid to A-B the Margin on its shipments through the A-B Distribution network and as shipments in the United States exceeded 2003 domestic shipments in the first six month periods in both 2010 and 2009, the Company paid A-B the Additional Margin. For the six months ended June 30, 2010 and 2009, the Company recognized expense of $3.0 million and $3.1 million, respectively, related to the total of Margin and Additional Margin. These fees are reflected as a reduction of sales in the Company’s statements of operations.
     As of August 12, 2010, the Company entered into an amendment to the A-B Distribution Agreement with A-B that will exempt certain product sales from Margin and Additional Margin. The Company estimates that, if the amendment had been in place for the entire 2009 fiscal year, the fees paid to A-B for Margin and Additional Margin would have been approximately $1.6 million lower than the $5.8 million that was recognized during the year. The Company expects the gross margin to increase in periods in which the amendment is effective due to an anticipated increase in sales revenues; however, the Company expects to reinvest all of the savings from these fees into the development, marketing and support of its brands, fully offsetting any anticipated improvement in gross margin.
     Shipments — Brand. The following table sets forth a comparison of shipments by brand (in barrels) for the periods indicated:

	Six Months Ended June 30,
	2010-Shipments			2009-Shipments			Increase /	%
	Draft	Bottle	Total	Draft	Bottle	Total	(Decrease)	Change
					(In barrels)
Widmer brand	68,000	71,400	139,400	73,300	70,900	144,200	(4,800)	(3.3)%
Redhook brand	23,500	61,800	85,300	25,900	67,600	93,500	(8,200)	(8.8)
Kona brand	21,700	42,500	64,200	20,200	38,300	58,500	5,700	9.7

Total shipped(1)	113,200	175,700	288,900	119,400	176,800	296,200	(7,300)	(2.5)%

Notes : 1 —	Total shipments by brand exclude private label shipments produced under the Company’s contract brewing arrangement.
     Shipments of bottled beer have steadily increased as a percentage of total shipments since the mid-1990’s; however, with the consolidation of all Widmer Brothers-branded shipping activities by the Company, this trend has reversed somewhat as a higher percentage of Widmer Brothers-branded products are sold as draft products than the Company’s historical experience. During the six months ended June 30, 2010, 72.5% of Redhook-branded shipments were shipments of bottled beer as compared with 72.3% in the six months ended June 30, 2009. Although the sales mix of Kona-branded beer is also weighted toward bottled product, it is slightly less than Redhook-branded beer as 66.2% and 65.5% of Kona-branded shipments consisted of bottled beer in the six months ended June 30, 2010 and 2009, respectively. The sales mix of Widmer Brothers-branded products contrasts significantly from that of the Redhook and Kona brands with 51.2% and 49.2% of Widmer Brothers-branded products being bottled beer in the first six months of 2010 and 2009, respectively. Although the average revenue per barrel for sales of bottled beer is typically significantly higher than that of draft beer, the cost per barrel is also higher, resulting in a gross margin that is approximately 10% less than that of draft beer sales.
     Excise Taxes. Excise taxes for the six months ended June 30, 2010 decreased $30,000, or 0.7%, primarily due to an increase during the first six months of 2010 of Kona-branded shipments produced under the alternating proprietorship agreement with Kona for which Kona is responsible for the excise taxes under the agreement. Additionally, a net price increase on the Company’s products during the first six months of 2010 contributed to a decrease in excise taxes for the same period of 2010 as a percentage of net sales compared with the corresponding 2009 period.
     Cost of Sales. Cost of sales decreased $1.8 million, or 3.7%, to $47.4 million in the first six months of 2010 from $49.2 million in the corresponding period of 2009, which was primarily due to decreases in certain core production inputs, raw materials and packaging materials, cooperage and shipping costs, partially offset by an increase in shipments for the first six months of 2010 as compared with the corresponding period a year ago and by costs incurred in the second quarter of 2010 associated with a significant quantity of beer brewed at one of the Company’s facilities that did not meet the Company’s exacting quality standards, causing the Company to dispose of in-process and finished draft and packaged beer. On a per barrel basis, cost of sales for the six months of 2010 decreased by $7.90 or 4.8% as compared with the corresponding period, and as a percentage of net sales to 73.3% from 77.7% for the six months ended June 30, 2009, primarily due to lower raw material, packaging, energy, cooperage and shipping costs.
     The Company’s cost initiatives, which started in early 2009 and were implemented throughout 2009, contributed to the decrease in these costs as the Company has sought to aggressively manage its logistics and capture production efficiencies from improved resource rationalization. The Company’s brewing and production initiatives have also contributed to an increase in capacity in excess of the anticipated shipment increase in the near term. This resulted in the Company possessing a significant amount of unused working capacity, albeit without an associated increase in its cost structure, allowing the Company to aggressively evaluate other operating configurations and arrangements, including contract brewing, to utilize the available capacity of its production facilities. Based upon the Company’s combined working capacity of 464,500 barrels and 398,500 barrels for the first six months of 2010 and 2009, respectively, the utilization rate was 64.5% and 74.3%, respectively.
     Inventories acquired pursuant to the Merger were recorded at their estimated fair values as of July 1, 2008, resulting in an increase over the cost at which these inventories were stated on the June 30, 2008 WBBC balance sheet (the “Step Up Adjustment”). The Step Up Adjustment, net of amortization at December 31, 2009, totaled approximately $253,000 for raw materials acquired. During the six months ended June 30, 2010 and 2009, approximately $203,000 and $246,000, respectively, of the Step Up Adjustment was expensed to cost of sales in connection with normal production and sales for the corresponding periods.
     Costs for many of the Company’s primary raw materials, including barley, wheat and hops, increased significantly over the period from 2006 to 2008, and for certain of the commodities, reached historic price levels. These increases were primarily the result of lower supplies due to various reasons, including farmers and agricultural growers curtailing or eliminating these commodities to grow other more lucrative crops, lower crop yields and unexpected crop losses. Throughout this period, the Company utilized fixed price contracts to mitigate its exposure to price volatility and to secure availability of these critical inputs for its products. As the factors impacting supply described above have abated, causing spot prices for these commodities to fall, the Company has not enjoyed the full impact of these favorable price movements and contributions to gross margin during the first six months of 2010 while purchases under the current contracts have been consummated during this period. The Company anticipates that raw material costs for the Company in the near term will continue to decrease, reflecting purchase contracts under falling spot prices. The Company will continue to seek opportunities to secure longer-term pricing and security for its key raw materials while balancing the opportunities for capturing favorable price movements as circumstances dictate.
     Selling, General and Administrative Expenses. SG&A expenses for the six months ended June 30, 2010 increased 14.3%, to $13.8 million from expenses of $12.0 million for the same period in 2009. The increase in SG&A for the six months of 2010 was primarily due to a significant increase in sales and marketing costs, principally promotions, festivals, sampling and sponsorship activity, targeted market research, point of sale and related trade merchandise. The Company also experienced an increase in other SG&A costs for the six months of 2010, particularly associated with computer software, consulting and professional fees, and incentive compensation costs, as compared with the corresponding period in 2009.
     The Company incurs costs for the promotion of its products through a variety of advertising programs with its wholesalers and downstream retailers. These costs are included in SG&A expenses and frequently involve the local wholesaler sharing in the cost of the program. Reimbursements from wholesalers for advertising and promotion activities are recorded as a reduction to SG&A expenses in the Company’s statements of operations. Reimbursements for pricing discounts to wholesalers are recorded as a reduction to sales. The wholesalers’ contribution toward these activities was an immaterial percentage of net sales for the first six months of 2010. Depending on the industry and market conditions, the Company may adjust its advertising and promotional efforts in a wholesaler’s market if a change occurs in a cost-sharing arrangement. The timing of these efforts may also be adjusted due to opportunities available to the Company over the course of the fiscal year. The Company anticipates a certain amount of sequential increase in its advertising and promotional activities over the second half of 2010 as the Company continues the transition into its seasonal peak period and the number of festivals, special events and sponsorship opportunities in which the Company expects to participate increase. The Company also expects to increase its brand development, sales and marketing expenditures funded in part by the reduction in Margin and Additional Margin fees provided under the modification to the A-B Distribution Agreement described in Part II, Item 5 of this report.
     Merger-Related Expenses. In connection with the Merger with WBBC, the Company incurred merger-related expenditures during the period commencing with the announcement of the Merger and concluding with the expiration of the service period for affected employees whose employment was terminated as a result of the Merger. During the first six months ended June 30, 2009, merger-related expenses totaling $225,000 associated with related severance costs were recorded in the Company’s statement of operations. Since July 1, 2009, no merger-related expenses have been recognized by the Company.
     Income from Equity Investments. For the first six months ended June 30, 2010 and 2009, the Company’s share of FSB’s net income totaled $378,000 and $80,000, respectively. For the first six months ended June 30, 2010 and 2009, the Company’s share of Kona’s net income totaled $45,000 and $48,000, respectively.
     Interest Expense. Interest expense decreased $329,000 to $808,000 in the first six months of 2010 from $1.1 million in the first six months of 2009 due to a lower level of debt outstanding during the current period and a lower average interest rate on borrowings under the credit agreement. To support its capital project and working capital requirements for 2009, the Company maintained average outstanding debt for the first six months of 2009 at $34.0 million; however the Company has been able to pay down its outstanding borrowings such that its average outstanding debt was $24.9 million for the first six months of 2010. The lower average interest rate was partially due to the effect of a favorable modification to its primary borrowing arrangement granted by the Company’s lender in the latter part of the second quarter of 2010.
     Other Income, net. Other income, net decreased by $42,000 to $128,000 for the first six months of 2010 from $170,000 for the same period of 2009, primarily attributable to losses recorded on disposals of property and equipment and a reduction in interest income, both occurring during the six months ended June 30, 2010 as compared with the prior period of 2009. The interest income earned for the six months of 2010 was primarily due to the Company deploying its excess cash flows to reduce its outstanding borrowings during the period.
     Income Taxes. The Company’s provision for income taxes was $1.3 million and $373,000 for the six months ended June 30, 2010 and 2009, respectively. The tax provision for the first six months of 2010 varies from the statutory tax rate due largely to the impact of the Company’s non-deductible expenses, primarily meals and entertainment expenses, and an average state tax rate that results from a relatively high proportion of shipments to states with relatively high tax rates, resulting in a significant apportionment of earnings and related tax liabilities to these jurisdictions, partially offset by the $100,000 reduction of the valuation allowance during the second quarter of 2010. The Company made this reduction, eliminating the valuation allowance, due to the cumulative earnings generated for the first six months of 2010 and other evidence available to the Company regarding the realizability of its outstanding NOLs. The tax provision for the first six months of 2009 varied from the statutory tax rate primarily due to the impact of the Company’s non-deductible expenses, and an adjustment of the accrual liability for the WBBC tax accounting due to the filing of the short year final tax return for that entity. See “— Critical Accounting Policies and Estimates” for further discussion related to the Company’s income tax provision and NOL carryforward position as of June 30, 2010.
Liquidity and Capital Resources
     The Company has required capital primarily for the construction and development of its production facilities, support for its expansion and growth plans as they have occurred, and to fund its working capital needs. Historically, the Company has financed its capital requirements through cash flow from operations, bank borrowings and the sale of common and preferred stock. The capital resources available to the Company under its loan agreement and capital lease obligations are discussed in further detail in this report, see Item 1, Notes to Financial Statements.
     The Company had $11,000 of cash and cash equivalents at June 30, 2010 and December 31, 2009. At June 30, 2010, the Company had a working capital deficit totaling $3.3 million, an $802,000 increase to the deficit as compared with the Company’s working capital position at December 31, 2009. The Company’s debt as a percentage of total capitalization (total debt and common stockholders’ equity) was 19.8% and 24.5% at June 30, 2010 and December 31, 2009, respectively. Cash provided by operating activities totaled $6.8 million and $2.8 million for the six months ended June 30, 2010 and 2009, respectively.

     At June 30, 2010, the Company had $1.3 million outstanding under the Line of Credit with $13.7 million of availability for further cash borrowing or issuance of letters of credit, subject to a sub-limit of $2.5 million for the letters of credit. As of June 30, 2010, the Company’s available liquidity was $14.5 million, comprised of accessible cash and cash equivalents and further borrowing capacity. The Company believes that its available liquidity is sufficient for its existing operating plans and will continue to deploy cash flow in excess of its operating and capital requirements to reduce the Company’s outstanding borrowings under its revolving line of credit.
     Capital expenditures for the first six months of 2010 were $1.1 million compared with $1.4 million for the corresponding period in 2009. The capital expenditures for both periods were primarily for maintenance projects and continuation of certain projects carried over from prior years. The 2010 capital expenditures include spending on carryover projects from 2009 including the completion of a hot water tank installation at the New Hampshire Brewery. The significant projects for the first six months of 2009 included approximately $750,000 expended for projects at the Oregon Brewery, including the installation of four 250-barrel bright tanks, and continuation of outstanding 2008 projects totaling nearly $500,000 at the New Hampshire Brewery, including the water treatment facility, which has enabled the Company to expand the brands produced at that facility. The Company anticipates that it will be able to generate sufficient liquidity for the remainder of 2010 between its operating cash flows and its available borrowing capacity to fund its capital expenditures at the necessary levels, including the Kona acquisition assuming the KBC Merger is consummated.
     On June 8, 2010, the Company and Bank of America, N.A. (“BofA”) executed a modification to its loan agreement effective June 1, 2010 (“Second Amendment”) as a result of the improvement in the Company’s financial position. The significant provisions of the Second Amendment were to reduce the marginal rates for borrowings under the loan agreement that it entered into with BofA on July 1, 2008 (“Loan Agreement”), reduce the quarterly fees on the unused portion of the Line of Credit, and eliminate the requirements that the Company maintain a minimum asset coverage ratio and provide certain monthly reporting packages to BofA. The Second Amendment largely reversed the effects of the modification agreement executed by BofA and the Company on November 14, 2008 as a result of the Company’s failure to maintain its required financial covenants for the quarter ended September 30, 2008.
     The Company is in compliance with all applicable contractual financial covenants at June 30, 2010. Under the Loan Agreement, as amended, the Company is required to meet the financial covenant ratios of funded debt to EBITDA, as defined, and fixed charge coverage in the manner and at levels established pursuant to the Loan Agreement. These financial covenants under the Loan Agreement are measured on a trailing four-quarter basis. The definition of EBITDA under the Loan Agreement is EBITDA as adjusted for certain other items specifically identified in the Loan Agreement. Those covenants are detailed as follows:
Financial Covenants Required by the
Loan Agreement, as Amended

Ratio of Funded Debt to EBITDA , as defined
From September 30, 2010	3.50 to 1
From December 31, 2010 and thereafter	3.00 to 1

Fixed Charge Coverage Ratio	1.25 to 1
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
Trend
     During the six months ended June 30, 2010, the Company has experienced an $802,000 increase in the working capital deficit; however, this is largely due to the Company deploying cash flows generated from operations to reduce its outstanding borrowings. For the six months ended June 30, 2010, the Company expended $5.8 million in principal payments and $1.1 million in capital expenditures, partially offset by its generation of $6.5 million in cash flows from earnings adjusted for non-cash activities. The Company anticipates that the KBC Merger will reverse this trend somewhat, as it expects to fund a significant portion of the purchase price through long-term financing, if the KBC Merger is completed, by an increase in borrowing under its Line of Credit, as well as the issuance of common stock to the KBC shareholders.
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
     Our critical accounting policies, as described in our 2009 Annual Report, related to goodwill, other intangible assets and long lived assets, refundable deposits on kegs, fair value of financial instruments, revenue recognition and income taxes. There have been no material changes to our critical accounting policies since December 31, 2009, except for the changes described below. The KBC Merger, if closed, may cause the Company to reassess the status of certain of these critical accounting policies, including but not limited to, the accounting for goodwill and other intangible assets.
     Income Taxes. The Company records federal and state income taxes in accordance with FASB ASC 740, Income Taxes. Deferred income taxes or tax benefits reflect the tax effect of temporary differences between the amounts of assets and liabilities for financial reporting purposes and amounts as measured for tax purposes as well as for tax NOL and credit carryforwards.
     As of June 30, 2010, the Company’s deferred tax assets were primarily comprised of federal NOL carryforwards of $23.2 million, or $7.9 million tax-effected; state NOL carryforwards of $199,000 tax-effected; and federal and state alternative minimum tax credit carryforwards of $300,000 tax-effected. In assessing the realizability of its deferred tax assets, the Company considered both positive and negative evidence when measuring the need for a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income during the periods in which those temporary differences become deductible. Among other factors, the Company considered future taxable income generated by the projected differences between financial statement depreciation and tax depreciation. At December 31, 2009, based upon the available evidence, the Company believed that it was not more likely than not that all of the deferred tax assets would be realized. The valuation allowance was $100,000 as of December 31, 2009. Based on the cumulative earnings generated for the first six months of 2010 and other evidence available to it as of June 30, 2010, the Company recorded a $100,000 reduction of the valuation allowance, eliminating it as of that date.

     The effective tax rate for the second quarter of 2010 was also affected by the impact of the Company’s non-deductible expenses, primarily meals and entertainment expenses and an average state tax rate that results from a relatively high proportion of shipments to states with relatively high tax rates, resulting in a significant apportionment of earnings and related tax liabilities to these jurisdictions.
     The Company reached a settlement with the Internal Revenue Service during the second quarter of 2010 over outstanding examination issues associated with the income tax returns for 2007 and 2008 filed by WBBC. The amount associated with this settlement was $86,000, most of which the Company had provided for in the fourth quarter of 2009.
     To the extent that the Company is unable to generate adequate taxable income for either the remainder of 2010 or in future periods, the Company may be required to record a valuation allowance to provide for potentially expiring NOLs or other deferred tax assets. Any such increase would generally be charged to earnings in the period of increase.
Recent Accounting Pronouncements
     See Item 1, Notes to Financial Statements, Note 1 “— Recent Accounting Pronouncements” for further discussion regarding the recent changes to the ASC and the impact of those changes on the Company’s financial statements.
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
ITEM 4T. Controls and Procedures
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     The Company carries out a variety of on-going procedures under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2010.
     There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     The proposed merger with Kona Brewing Co., Inc. may not occur, and failure to complete the transaction may have a negative impact on our stock price and our future business and financial results. As of July 31, 2010, we entered into an agreement and plan of merger (the “KBC Merger Agreement”) with Kona Brewing Co., Inc. (“KBC”), and related entities, including Kona Brewery LLC (“Kona”), and KBC’s shareholders pursuant to which, KBC will merge with and into our wholly owned subsidiary (the “KBC Merger”). Kona will continue to own and operate its brewing facilities located in Kailua-Kona, Hawaii, becoming our wholly-owned subsidiary as of the effective date of the KBC Merger (“effective date”).
     As of the effective date, we will acquire all outstanding shares of KBC common stock in exchange for aggregate consideration of approximately $13.9 million (the “KBC Merger Consideration”), which will be comprised of approximately $6.0 million in cash and the balance in the form of 1,677,000 shares of our common stock. The KBC Merger Consideration is subject to adjustment based on the working capital position of KBC as of the effective date. Shares equal in value to 10 percent of the KBC Merger Consideration will be held in escrow in connection with indemnification provisions relating to claims that may be asserted in connection with breaches of representations and warranties made by KBC and its shareholders.
     The KBC Merger is subject to customary conditions to closing, including (i) regulatory approval from the Alcohol and Tobacco Tax and Trade Bureau and state licensing agencies, (ii) approval from Bank of America, N.A. (“BofA”), (iii) the filing by KBC of certain renewable energy grant and tax credit applications with the appropriate regulatory authorities, (iv) accuracy of the representations and warranties made by the parties under the KBC Merger Agreement, (v) compliance by the parties with their respective covenants, and (vi) the absence of any material adverse effect on the business or condition of either ourselves or KBC. If the merger with KBC is not completed for any reason, our business may be adversely affected and will be subject to a number of risks, including:
•	Our failure to pursue other beneficial opportunities as a result of the focus of management on the KBC Merger, without realizing any of the anticipated benefits of completing the transaction;

•	a decline in market price of our common stock; and

•	our costs related to the KBC Merger, such as legal, professional and accounting fees, must be paid even if the merger is not completed.
Furthermore, if we unilaterally terminate the KBC Merger Agreement on or after January 1, 2011, we may owe KBC a break-up fee of $100,000.

     Even if the KBC Merger is completed, the market price of our common stock may decline as a result of the KBC Merger. The market price of our common stock may decline as a result of the KBC Merger for a number of reasons, including if:
•	we do not achieve the perceived benefits of the KBC Merger as rapidly or to the extent anticipated by financial or industry analysts or investors;

•	the effect of the KBC Merger on our business and prospects does not meet the expectations of financial or industry analysts or investors; or

•	investors react negatively to the effect of the KBC Merger on their equity ownership.
     Even if the KBC Merger is completed, we may be unable to successfully integrate our operations and realize all of the anticipated benefits of the KBC Merger. The KBC Merger involves the integration of two companies that previously had operated independently. The difficulties of combining the two companies’ operations include, among others:
•	maintaining operational, financial and management controls, reporting systems and procedures;

•	coordinating geographically disparate organizations, systems and facilities;

•	assimilating personnel with diverse business backgrounds;

•	integrating distinct corporate cultures;

•	consolidating operations;

•	retaining key employees; and

•	preserving collaboration, distribution and other important relationships of both companies.
     The process of integrating operations could cause an interruption of, or loss of momentum in, our business and the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the integration of the two companies’ operations could harm our business, results of operations, financial condition or prospects. Among the factors that we considered in connection with our approval of the KBC Merger Agreement were the opportunities for synergies in efficiently utilizing the available production capacity, implementing a national sales strategy and reducing costs associated with duplicate functions. There can be no assurance that these synergies will be realized within the time periods contemplated or that they will be realized at all. There also can be no assurance that our integration with KBC will be successful or will result in the realization of the full benefits anticipated by us.
     If we fail to implement and maintain proper and effective internal controls in our efforts to integrate KBC, our ability to produce accurate financial statements could be impaired, which could adversely affect our business and investors’ perceptions. Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be reevaluated frequently. Implementing appropriate changes to our internal controls may distract us and may entail substantial costs. These efforts may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could adversely affect our operating results and could materially impair our ability to operate our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements may adversely affect our stock price.
     Even if the KBC Merger is completed, our shareholders may not realize a benefit from the KBC Merger commensurate with the ownership dilution they will experience in connection with the KBC Merger. If we are unable to realize the strategic and financial benefits currently anticipated from the KBC Merger, our shareholders will have experienced dilution of their ownership interests without receiving commensurate benefit.
     Our business is sensitive to reductions in discretionary consumer spending, which may result from the prolonged U.S. economic recession. Consumer demand for luxury or perceived luxury goods, including craft beer, is sensitive to downturns in the economy and the corresponding impact on discretionary spending. Through the second quarter of 2010, the overall craft beer segment has continued to grow in the face of the challenging economic environment; however, there is no assurance that it will continue to enjoy growth in future periods as the U.S. economic recession persists. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, job losses and the resultant rising unemployment rate, perceived or actual disposable consumer income and wealth, the current U.S. economic recession and changes in consumer confidence in the economy, could significantly reduce customer demand for craft beer in general, and the products we offer specifically. Certain of our core markets, particularly in the West, have been harder hit by the current economic recession, with job loss and unemployment rates in excess of the national averages. Furthermore, our consumers may choose to replace our products with the fuller-flavored national brands or other more affordable, although lower quality, alternatives available in the market. Any such decline in consumption of our products would likely have a significant negative impact on our operating results.
     Increased competition could adversely affect sales and results of operations. We compete in the highly competitive craft brewing market as well as in the much larger high-end beer category, which includes the high-end imported beer segment and fuller-flavored beer offered by major national brewers. Beyond this category of the beer market, craft brewers, including us, have also faced increasing competition from producers of wine, spirits and flavored alcohol beverages offered by the larger spirit producers and national brewers. Increased competition could cause our future sales and results of operations to be adversely affected.
     We are dependent upon our continuing relationship with Anheuser-Busch, Incorporated (“A-B”) and the current distribution network. Substantially all of our products are sold and distributed through A-B’s distribution network. If the July 1, 2004 Master Distributor Agreement (the “A-B Distribution Agreement”), as amended, were terminated, we would be faced with a number of operational tasks, including implementing information technology systems to manage our supply chain including order management and logistics efforts, establishing and maintaining direct contracts with the existing wholesaler and distributor network or negotiating agreements with replacement wholesalers and distributors on an individual basis, and enhancing our credit evaluation and regulatory processes. Such an undertaking would require significant effort and substantial time to complete, during which the distribution of our products may be impaired. The costs of such an undertaking could exceed the total fees that we currently pay to A-B.
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
     Our agreements with A-B place limitations on our ability to engage in or reject certain transactions, including acquisitions and changes of control. Our Exchange and Recapitalization Agreement (the “Exchange Agreement”) requires us to obtain the consent of A-B prior to taking certain actions. The practical effect of these restrictions is to grant A-B the ability to veto certain transactions that management may believe to be in the best interest of our shareholders, including our expansion through acquisitions of other craft brewers or new brands, certain mergers with other brewing companies or distribution of our products outside of the United States. As a result, our financial condition, results of operations, cash flows and the trading price of our common stock may be adversely affected.
     A-B has significant control and influence over us. As of June 30, 2010, A-B owns approximately 35.5% of our outstanding common stock and, under the Exchange Agreement, has the right to appoint two designees to our board of directors and to observe the conduct of all board committees. As a result, A-B is able to exercise significant control and influence over us and matters requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions, such as certain mergers or sales of our assets. This could limit the ability of other shareholders to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control of us. In addition, A-B may have actual or potential interests that differ from our other shareholders. The securities markets may also react unfavorably to A-B’s ability to influence certain matters involving the Company, which may have an adverse impact on the trading price of our common stock.
     The impact of A-B’s ownership by Anheuser-Busch InBev, a global consumer products conglomerate, on our business remains unclear. On November 18, 2008, InBev acquired the parent company of A-B and changed the acquiring entity’s name to Anheuser-Busch InBev to reflect the combined operations. Anheuser-Busch InBev, headquartered in Leuven, Belgium, is the leading global brewer and one of the world’s top five consumer products companies. Anheuser-Busch InBev manages a portfolio of over 200 brands that includes global flagship brands Stella Artois and Beck’s, in addition to A-B’s Budweiser. Introduction of and support by A-B of these competing products, or other products developed or introduced by A-B or its parent, may reduce wholesaler attention and financial resources committed to our products. There is no assurance that we will be able to successfully compete in the marketplace against other A-B supported products or other products without the current level of support allotted to us by A-B. Such a change in A-B’s support level could cause our sales and results of operations to be adversely affected.

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
     We are dependent on certain A-B information systems and operational support. We rely on the A-B supply-chain, order management, logistics and other financial systems to support our operations, particularly for the distribution of our products. As the maintenance and upkeep of these systems is under A-B’s control, any disruption or revisions to these systems will be remediated or made at A-B’s direction, which may cause the restoration of these critical systems to be delayed, especially in the short-term. Any disruption in these critical information services could have a material adverse effect on our financial condition, results of operations and cash flows. We may also incur incremental costs associated with changes to either A-B’s information systems, operational support or the A-B distribution network, which could have a material adverse effect on our financial condition, results of operations and cash flows.
     Operating breweries at production levels substantially below their current designed capacities could negatively impact our financial results. At June 30, 2010, the annual working capacity of our breweries totaled approximately 929,000 barrels. Due to many factors including seasonality and production schedules of various draft products and bottled products and packages, actual production capacity will rarely, if ever, approach full working capacity. We believe that capacity utilization of the breweries will fluctuate throughout the year, and even though we expect that capacity of our breweries will be efficiently utilized during periods when our sales are strongest, there likely will be periods when the capacity utilization will be lower. If we are unable to achieve significant sales growth, the resulting excess capacity and unabsorbed overhead will have an adverse effect on our gross margins, operating cash flows and overall financial performance. We periodically evaluate whether we expect to recover the costs of our production facilities over the course of their useful lives. If facts and circumstances indicate that the carrying value of these long-lived assets may be impaired, an evaluation of recoverability will be performed by comparing the carrying value of the assets to projected future undiscounted cash flows along with other quantitative and qualitative analyses. If we determine that the carrying value of such assets does not appear to be recoverable, we will recognize an impairment loss by a charge against current operations, which could have a material adverse effect on our results of operations.
     Our sales are concentrated in the Pacific Northwest and California. More than 60 percent of our sales in 2010 have been in the Pacific Northwest and California and, consequently, our future sales may be adversely affected by changes in economic and business conditions within these areas. We also believe these regions are among the most competitive craft beer markets in the United States, both in terms of number of market participants and consumer awareness. The Pacific Northwest and California offer significant competition to our products, not only from other craft brewers but also from wine producers and from flavored alcohol beverages.
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
     Changes in consumer preferences or public attitudes about alcohol could decrease demand for our products. If consumers were unwilling to accept our products or if general consumer trends caused a decrease in the demand for beer, including craft beer, it would adversely impact our sales and results of operations. If the markets for wine, spirits or flavored alcohol beverages continue to grow, this could draw consumers away from the beer industry in general and our products specifically and have an adverse effect on our sales and results of operations. Further, the alcoholic beverage industry has become the subject of considerable societal and political attention in recent years due to increasing public concern over alcohol-related social problems, including drunk driving, underage drinking and health consequences from the misuse of alcohol. As an outgrowth of these concerns, the possibility exists that advertising by beer producers could be restricted, that additional cautionary labeling or packaging requirements might be imposed or that there may be renewed efforts to impose at either the federal or state level, increased excise or other taxes on beer sold in the United States. If beer in general were to fall out of favor among domestic consumers, or if the domestic beer industry were subjected to significant additional governmental regulation, it would likely have a significant adverse impact on our financial position, operating results and cash flows.
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
     Our gross margin may fluctuate. Future gross margin may fluctuate and even decline as a result of many factors, including product pricing levels; sales mix between draft and bottled product sales and within the various bottled product packages; level of fixed and semi-variable operating costs; level of production at our breweries in relation to current production capacity; availability and prices of raw materials, production inputs such as energy, and packaging materials; rates charged for freight; and federal and state excise taxes. The high percentage of fixed and semi-variable operating costs causes our gross margin to be particularly sensitive to relatively small changes in sales volume.
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
     We believe that we currently have all of the licenses, permits and approvals required for our current operations. However, we do business in almost every state through the A-B distribution network, and for many of these states, we rely on the licensing, permitting and approvals maintained by A-B. If a state or a number of states required us to obtain our own licensing, permitting or approvals to operate within the state’s boundaries, a combination of events may occur, including a disruption of sales or significant increases in compliance costs. If licenses, permits or approvals not previously required for the sale of our malt beverage products were to be required, the ability to conduct our business could be disrupted, which is likely to have an adverse effect on our financial condition, results of operations and cash flows.
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
     Changes in state laws regarding distribution arrangements may adversely impact our operations. In 2006, the Washington state legislature enacted legislation removing the long-standing requirement that small producers of wine and beer distribute their products through wholesale distributors, thus permitting these small producers to distribute their products directly to retailers. The law further provides that any brewery that produces more than 2,500 barrels annually may distribute its products directly to retailers, if its distribution facilities are physically separate and distinct from its production facilities. The legislation stipulates that prices charged by a brewery must be uniform for all distributors and retailers, but does not mandate the price retailers may charge consumers. Our operations will continue to be substantially impacted by the Washington state regulatory environment. The beer and wine market is likely to continue to see an increase in competition that could cause future sales and results of operations to be adversely affected. This law may also impact the financial stability of Washington state wholesalers on which we rely.
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
     Loss of income tax benefits could negatively impact our results of operations. As of June 30, 2010, our deferred tax assets were primarily comprised of federal net operating losses (“NOLs”) of $23.2 million, or $7.9 million tax-effected; state NOL carryforwards of $199,000 tax-effected; and federal and state alternative minimum tax credit carryforwards of $300,000 tax-effected. The ultimate realization of deferred tax assets is dependent upon generating taxable income during the periods in which those temporary differences become deductible. To the extent that the Company is unable to generate adequate taxable income for either the remainder of 2010 or in future periods, the Company may be required to record a valuation allowance to provide for potentially expiring NOLs or other deferred tax assets. Any such allowance would generally be charged to earnings in the period of increase.
     A small number of shareholders hold a significant ownership percentage of the Company and uncertainty over their continuing ownership plans could cause the market price of our common stock to decline. As noted above, A-B has a significant ownership stake in the Company. In addition, the founders of Widmer Brothers Brewing Company (“WBBC”) and their close family members own more than 3.7 million shares of our common stock, which they received in the merger with WBBC. Collectively, these two groups own 57.2% of the Company’s equity. All of these shares are available for sale in the public market, subject to volume, manner of sale and other limitations under Rule 144 in the case of shares held by any of these shareholders who are affiliates of the Company. Such sales in the public market or the perception that such sales could occur may cause the market price of our common stock to decline.
     We do not intend to pay and are limited in our ability to declare or pay dividends; accordingly, shareholders must rely on stock appreciation for any return on their investment in us. We do not anticipate paying cash dividends. Further, under our loan agreement with BofA, we are not permitted to declare or pay a dividend without BofA’s prior consent. As a result, only appreciation of the price of our common stock will provide a return to shareholders. Investors seeking cash dividends should not invest in our common stock.
ITEM 5. Other Information
     On August 12, 2010, the Company and A-B executed an amendment to the A-B Distribution Agreement. A copy of the amendment is attached as Exhibit 10.5 to this report.
     Under the A-B Distribution Agreement, the Company has access to A-B’s seamless national distribution network for the Company’s craft beer portfolio. The Company is assessed a fee by A-B for all shipments of its beers through A-B or the associated A-B distribution network. The A-B Distribution Agreement also requires the Company to pay an incremental fee on shipments that exceed the volume of shipments made during the corresponding periods in fiscal 2003.

     During the five year period beginning October 1, 2010, the amendment provides for a reduced fee structure. While the amendment is in effect, certain qualifying shipments from the Company to A-B or the associated A-B distribution network as specified in the amendment will be exempted from the applicable fees. The Company is required to apply the savings attributable to fee reductions under the amendment to increased levels of spending for sales and marketing support relating to the qualified shipments.
     A-B remains a valuable strategic partner with the Company, and the Company’s access to the A-B distribution network enables the Company to deliver the freshest and highest-quality handcrafted beers to its customers throughout the United States. The fee reductions provided under the amendment will assist the Company in strengthening its commitment to and deploying greater resources toward its family of brands, bringing authentic craft beer brands to more consumers at more locations.
ITEM 6. Exhibits
     The following exhibits are filed as part of this report.

2.1	Agreement and Plan of Merger among Craft Brewers Alliance, Inc., Kona Brewery Co., Inc. and related parties, dated July 31, 2010 (Incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 3, 2010)

10.1	Letter of Agreement between the Registrant and Kurt R. Widmer dated May 26, 2010

10.2	Letter of Agreement between the Registrant and Robert P. Widmer dated May 26, 2010

10.3	Form of Nonstatutory Stock Option Agreement (Executive Officer Grants) for the 2007 Stock Option Plan

10.4	Second Loan Modification Agreement dated June 8, 2010 to the Loan Agreement dated July 1, 2008 between the Registrant and Bank of America, N.A.

10.5	Second Amendment dated August 6, 2010 to Master Distributor Agreement dated as of July 1, 2004 between the Registrant and Anheuser-Busch, Incorporated

31.1	Certification of Chief Executive Officer of Craft Brewers Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer of Craft Brewers Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350

99.1	Press release dated August 13, 2010

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAFT BREWERS ALLIANCE, INC.
August 13, 2010	By:	/s/ Joseph K. O’Brien
Joseph K. O’Brien
Controller and Chief Accounting Officer