Form 10-Q
period 2010-09-30
CRAFT BREWERS ALLIANCE, INC.
filed 2010-11-15
CIK 892222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2010
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
Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding as of November 4, 2010 was 18,819,053.

CRAFT BREWERS ALLIANCE, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2010

PART I.

ITEM 1.	Financial Statements
CRAFT BREWERS ALLIANCE, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2010	2009
	(Dollars in thousands except
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$13	$11
Accounts receivable, net of allowance for doubtful accounts of $25 and $50 at September 30, 2010 and December 31, 2009, respectively	13,065	11,122
Inventories	9,065	9,487
Deferred income tax asset, net	843	970
Other current assets	2,044	3,941

Total current assets	25,030	25,531
Property, equipment and leasehold improvements, net	94,216	97,339
Equity investments	6,193	5,702
Intangible and other assets, net	12,809	13,013

Total assets	$138,248	$141,585

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,564	$14,672
Accrued salaries, wages, severance and payroll taxes	2,992	4,432
Refundable deposits	6,361	6,288
Other accrued expenses	1,131	1,185
Current portion of long-term debt and capital lease obligations	1,550	1,481

Total current liabilities	28,598	28,058

Long-term debt and capital lease obligations, net of current portion	17,056	24,685
Fair value of derivative financial instruments	1,004	842
Deferred income tax liability, net	8,190	7,015
Other liabilities	387	353
Commitments and Contingencies
Common stockholders’ equity:
Common stock, par value $0.005 per share, 50,000,000 shares authorized; 17,147,053 shares and 17,074,063 shares at September 30, 2010 and December 31, 2009 issued and outstanding, respectively	86	85
Additional paid-in capital	122,882	122,682
Accumulated other comprehensive loss	(617)	(478)
Retained deficit	(39,338)	(41,657)

Total common stockholders’ equity	83,013	80,632

Total liabilities and common stockholders’ equity	$138,248	$141,585

The accompanying notes are an integral part of these financial statements.

CRAFT BREWERS ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)

Sales	$39,097	$34,255	$108,064	$101,935
Less excise taxes	2,379	2,216	6,655	6,522

Net sales	36,718	32,039	101,409	95,413
Cost of sales	28,090	24,714	75,536	73,961

Gross profit	8,628	7,325	25,873	21,452
Selling, general and administrative expenses	7,717	6,737	21,467	18,763
Merger-related expenses	353	—	353	225

Operating income	558	588	4,053	2,464
Income from equity investments	263	196	686	324
Interest expense	(357)	(531)	(1,165)	(1,668)
Interest and other income, net	75	88	203	258

Income before income taxes	539	341	3,777	1,378
Income tax provision	163	247	1,458	620

Net income	$376	$94	$2,319	$758

Basic and diluted earnings per share	$0.02	$0.01	$0.14	$0.04

The accompanying notes are an integral part of these financial statements.

CRAFT BREWERS ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months
	Ended September 30,
	2010	2009
	(In thousands)
Operating Activities
Net income	$2,319	$758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,230	5,528
Income from equity investments	(686)	(324)
Deferred income taxes	1,400	601
Stock-based compensation	85	40
Other	(89)	(42)
Changes in operating assets and liabilities:
Accounts receivable	(1,918)	2,527
Inventories	204	(849)
Income tax receivable and other current assets	1,743	931
Other assets	25	(15)
Accounts payable and other accrued expenses	1,978	(3,613)
Accrued salaries, wages, severance and payroll taxes	(1,440)	597
Refundable deposits and other liabilities	(99)	(293)

Net cash provided by operating activities	8,752	5,846

Investing Activities
Expenditures for property, equipment and leasehold improvements	(1,611)	(1,867)
Proceeds from sale of property, equipment and leasehold improvements	102	61
Other	195	—

Net cash used in investing activities	(1,314)	(1,806)

Financing Activities
Principal payments on debt and capital lease obligations	(1,102)	(1,036)
Net repayments under revolving line of credit	(6,400)	(2,500)
Issuance of common stock	116	208
Amounts paid for debt issue costs	(50)	—

Net cash used in financing activities	(7,436)	(3,328)

Increase in cash and cash equivalents	2	712

Cash and cash equivalents:
Beginning of period	11	11

End of period	$13	$723

Supplemental Disclosures
Cash paid for interest	$1,258	$1,761

Cash paid (received) for income taxes	$210	$(771)

The accompanying notes are an integral part of these financial statements.

CRAFT BREWERS ALLIANCE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
     The accompanying consolidated financial statements and related notes of the Company should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Annual Report”). These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These financial statements are unaudited but, in the opinion of management, reflect all material adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. All such adjustments were of a normal, recurring nature. Certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation. The results of operations for such interim periods are not necessarily indicative of the results of operations for the full year.
Organization
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, 2010 Enterprises LLC, which was formed on July 27, 2010 for the purpose of acquiring Kona Brewing Co., Inc. (“KBC”). 2010 Enterprises LLC was dormant prior to the acquisition of KBC. See Note 11, Subsequent Events for a discussion of the merger (“Merger”) completed October 1, 2010 among the Company, KBC and related entities, including Kona Brewery LLC (“Kona”), and the KBC shareholders.
     The financial statements as of and for the three and nine months ended September 30, 2010 exclude the October 1, 2010 merger of KBC and related entities with and into the Company, except as more fully described in Note 4 and Note 11 below.
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
2. Inventories
     Inventories consist of the following:

	September 30,	December 31,
	2010	2009
	(In thousands)

Raw materials	$2,851	$3,660
Work in process	2,538	2,023
Finished goods	2,095	1,647
Packaging materials	342	892
Promotional merchandise	1,147	1,184
Pub food, beverages and supplies	92	81

	$9,065	$9,487

     Work in process is beer held in fermentation tanks prior to the filtration and packaging process.
3. Other Current Assets
     Other current assets consist of the following:

CRAFT BREWERS ALLIANCE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)

	September 30,	December 31,
	2010	2009
	(In thousands)

Deposits paid to keg lessor	$1,436	$3,279
Prepaid property taxes	—	171
Prepaid insurance	103	88
Other	505	403

	$2,044	$3,941

4. Equity Investments
     Equity investments consist of the following:

	September 30,	December 31,
	2010	2009
	(In thousands)

Fulton Street Brewery, LLC (“FSB”)	$5,085	$4,544
Kona Brewery LLC (“Kona”)	1,108	1,158

	$6,193	$5,702

FSB
     For the three months ended September 30, 2010 and 2009, the Company’s share of FSB’s net income totaled $163,000 and $132,000, respectively. For the nine months ended September 30, 2010 and 2009, the Company’s share of FSB’s net income totaled $541,000 and $212,000, respectively. The Company’s investment in FSB was $5.1 million and $4.5 million at September 30, 2010 and December 31, 2009, respectively, and the Company’s portion of equity as reported on FSB’s financial statement was $2.8 million and $2.3 million as of the corresponding dates. The Company has not received any cash capital distributions associated with FSB during its ownership period. At September 30, 2010 and December 31, 2009, the Company has recorded a payable to FSB of $2.5 million and $2.3 million, respectively, primarily for amounts owing for purchases of Goose Island-branded product.
Kona
     For the three months ended September 30, 2010 and 2009, the Company’s share of Kona’s net income totaled $100,000 and $64,000, respectively. For the nine months ended September 30, 2010 and 2009, the Company’s share of Kona’s net income totaled $145,000 and $112,000, respectively. The Company’s investment in Kona was $1.1 million and $1.2 million at September 30, 2010 and December 31, 2009, respectively, and the Company’s portion of equity as reported on Kona’s financial statement was $369,000 and $419,000, respectively, as of the corresponding dates. The Company received cash capital distributions totaling $195,000 associated with Kona during the nine months ended September 30, 2010. The Company did not receive any such cash capital distributions during the nine months ended September 30, 2009. At September 30, 2010 and December 31, 2009, the Company has recorded a receivable from Kona of $2.2 million and $1.9 million, respectively, primarily related to amounts owing under the alternating proprietorship and distribution agreements. As of September 30, 2010 and December 31, 2009, the Company has recorded a payable to Kona of $2.4 million and $2.3 million, respectively, primarily for amounts owing for purchases of Kona-branded product.
     At September 30, 2010 and December 31, 2009, the Company had net outstanding receivables due from KBC of $119,000 and $57,000, respectively. As of September 30, 2010, KBC and the Company were the only members of Kona.
     See Note 11, Subsequent Events for a discussion of the merger completed October 1, 2010 among the Company, KBC and related entities, including Kona, and the KBC shareholders.

CRAFT BREWERS ALLIANCE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
5. Debt and Capital Lease Obligations
     Long-term debt and capital lease obligations consist of the following:

	September 30,	December 31,
	2010	2009
	(In thousands)

Term loan payable to bank, due July 1, 2018	$12,735	$13,012
Line of credit payable to bank, due September 30, 2015 (as of September 30, 2010)	—	6,400
Promissory notes payable to individual lenders, all due July 1, 2015	600	600
Premium on promissory notes	528	587
Capital lease obligations on equipment	4,743	5,567

	18,606	26,166

Less current portion of long-term debt	1,550	1,481

	$17,056	$24,685

     Since June 2008, the Company has maintained a loan agreement (the “Loan Agreement”) with Bank of America, N.A. (“BofA”), which was initially comprised of a $15.0 million revolving line of credit (“Line of Credit”), including provisions for cash borrowings and up to $2.5 million notional amount of letters of credit, and a $13.5 million term loan (“Term Loan”). The Company may draw upon the Line of Credit for working capital and general corporate purposes. At September 30, 2010, the Company had no borrowings outstanding under the Line of Credit.
     On June 8, 2010, the Company and BofA executed a second modification to its Loan Agreement effective June 1, 2010 (“Second Amendment”). The significant provisions of the Second Amendment were to reduce the marginal rates for borrowings under the Loan Agreement, reduce the quarterly fees on the unused portion of the Line of Credit, and eliminate the requirements that the Company maintain a minimum asset coverage ratio and provide certain monthly reporting packages to BofA. The Company and BofA executed a third modification dated September 30, 2010 (“Third Amendment”) to the Loan Agreement. Pursuant to the Third Amendment, the maximum borrowing availability under the revolving line of credit has been increased, the maturity date of the Line of Credit has been extended, and the marginal rates for borrowing under the Loan Agreement and the quarterly fees on the unused portion of the Line of Credit have been reduced. BofA also consented to the Company’s acquisition of KBC, including the assumption of debt of KBC. Under the Third Amendment, KBC and related entities were added as guarantors with respect to the Loan Agreement following the closing of the acquisition.
     As of the effective date of the Third Amendment, the maximum borrowing available under the Line of Credit increased from $15.0 million to $22.0 million and the maturity date for the Line of Credit was extended from January 1, 2013 to September 30, 2015, at which time the outstanding principal balance, as applicable, and any accrued but unpaid interest will be due.
     Under the Loan Agreement as amended, the Company may select either the London Inter-Bank Offered Rate (“LIBOR”) or the Inter-Bank Offered Rate (“IBOR”) (each, a “Benchmark Rate”) as the basis for calculating interest on the outstanding principal balance of the Line of Credit. Interest accrues at an annual rate equal to the Benchmark Rate plus a marginal rate. The Company may select different Benchmark Rates for different tranches of its borrowings under the Line of Credit. Effective with the Third Amendment, the marginal rate will vary from 1.00% to 2.25% based on the ratio of the Company’s funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined (“funded debt ratio”). LIBOR rates may be selected for one, two, three, or six month periods, and IBOR rates may be selected for no shorter than 14 days and no longer than six months. Accrued interest for the Line of Credit is due and payable monthly.
     Under the Loan Agreement as amended, a quarterly fee on the unused portion of the Line of Credit, including the undrawn amount of the related standby letter of credit, will vary from 0.15% to 0.30% based upon the Company’s funded debt ratio. At September 30, 2010, the quarterly fee was 0.20%. An annual fee will be payable in advance on the notional amount of each standby letter of credit issued and outstanding multiplied by an applicable rate ranging from 1.00% to 2.00%.

CRAFT BREWERS ALLIANCE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
     Interest on the Term Loan will accrue on the outstanding principal balance in the same manner as provided for under the Line of Credit, as established under the LIBOR one-month Benchmark Rate. At September 30, 2010, the principal balance outstanding under the Term Loan was $12.7 million. The interest rate on the Term Loan was 1.51% as of September 30, 2010. Accrued interest for the Term Loan is due and payable monthly. At September 30, 2010, principal payments are due monthly in accordance with an agreed-upon schedule set forth in the Loan Agreement. Any unpaid principal balance and unpaid accrued interest will be due on July 1, 2018.
     The Company is in compliance with all applicable contractual financial covenants at September 30, 2010. Under the Loan Agreement as amended, the Company is required to meet the financial covenant ratios of funded debt to EBITDA, as defined, and fixed charge coverage in the manner and at levels established pursuant to the Loan Agreement. These financial covenants are measured on a trailing four-quarter basis. The definition of EBITDA under the Loan Agreement is EBITDA as adjusted for certain other items specifically identified in either the Loan Agreement or the Third Amendment. For all periods ending subsequent to and including December 31, 2010, the Company is required to maintain a ratio of funded debt to EBITDA, as defined, less than or equal to 3.0 to 1 and a fixed charge coverage ratio in excess of 1.25 to 1.
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
     The Company has assessed its vulnerability to certain business and financial risks, including interest rate risk associated with its variable-rate long-term debt. To mitigate this risk, the Company entered into with BofA a five-year interest rate swap agreement with a total notional value of $9.6 million (as of September 30, 2010) to hedge the variability of interest payments associated with its variable-rate borrowings under its Term Loan. Through this swap agreement, the Company pays interest at a fixed rate of 4.48% and receives interest at a floating-rate of the one-month LIBOR. Since the interest rate swap hedges the variability of interest payments on variable rate debt with similar terms, it qualifies for cash flow hedge accounting treatment under ASC 815, Derivatives and Hedging (“ASC 815”). As of September 30, 2010, unrealized net losses of $991,000 were recorded in accumulated other comprehensive loss as a result of this hedge. The effective portion of the gain or loss on the derivative is reclassified into interest expense in the same period during which the Company records interest expense associated with the Term Loan. There was no hedge ineffectiveness recognized for the three and nine months ended September 30, 2010. No hedge ineffectiveness was recognized for the corresponding periods in 2009.
     As a result of the merger with Widmer Brothers Brewing Company (“WBBC”), the Company assumed WBBC’s contract with BofA for a $7.0 million notional interest rate swap agreement. On the effective date of the merger with WBBC, the Company entered into with BofA an equal and offsetting interest rate swap contract. Neither swap contract qualifies for hedge accounting under ASC 815. The assumed contract requires the Company to pay interest at a fixed rate of 4.60% and receive interest at a floating rate of the one-month LIBOR, while the offsetting contract requires the Company to pay interest at a floating rate of the one-month LIBOR and receive interest at a fixed rate of 3.47%. Both contracts expired on November 1, 2010. The Company recorded as other income a net gain associated with the contracts of $21,000 for the three months ended September 30, 2010 and 2009. The Company recorded as other income a net gain associated with the contracts of $61,000 and $59,000 for the nine months ended September 30, 2010 and 2009, respectively.
     The following table presents the balance sheet location and fair value of the Company’s derivative instruments:

CRAFT BREWERS ALLIANCE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)

		September 30,	December 31,
	Balance Sheet Location	2010	2009
		(in thousands)

Derivative instruments in liability positions:

Derivatives designated as hedging instruments under ASC 815

Interest rate swap contracts	Non-current liabilities — derivative financial instruments	$991	$768

Derivatives not designated as hedging instruments under ASC 815

Interest rate swap contracts	Non-current liabilities — derivative financial instruments	13	74

		$1,004	$842

     All interest rate swap contracts are secured by the Collateral under the Loan Agreement as amended.
Fair Value Measurements
     The recorded value of the Company’s financial instruments is considered to approximate the fair value of the instruments, in all material respects, because the Company’s receivables and payables are recorded at amounts expected to be realized and paid, the Company’s derivative financial instruments are carried at fair value, and approximately 70% of the Company’s debt obligations are at variable rates of relatively short duration.
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
     The Company has assessed its assets and liabilities that are measured and recorded at fair value within the above hierarchy and that assessment is as follows:

	Fair Value Hierarchy Assessment
	Level 1	Level 2	Level 3	Total
	(in thousands)
September 30, 2010
Derivative financial instruments — interest rate swap contracts	$—	$1,004	$—	$1,004

December 31, 2009
Derivative financial instruments — interest rate swap contracts	$—	$842	$—	$842
7. Common Stockholders’ Equity
     In conjunction with the exercise of stock options under the Company’s stock option plans during the nine months ended September 30, 2010 and 2009, the Company issued 55,000 shares and 108,000 shares, respectively, of common stock and received proceeds on exercise totaling $116,000 and $208,000, respectively.
     On May 26, 2010 and May 29, 2009, the board of directors approved, under the 2007 Stock Incentive Plan (the “2007 Plan”), an annual grant of 3,000 shares of fully-vested Common Stock to each non-employee director. In

CRAFT BREWERS ALLIANCE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
conjunction with these stock grants, the Company issued 18,000 shares of Common Stock in each period. The Company recognized stock-based compensation expense associated with these grants of $61,000 and $36,000 in the Company’s statements of operations during the nine months ended September 30, 2010 and 2009, respectively.
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
Stock Option Plan Activity
     Presented below is a summary of the Company’s stock option plan activity for the nine months ended September 30, 2010:

		Weighted	Aggregate
		Average	Intrinsic
	Options	Exercise Price	Value
	(in thousands)	(per share)	(in thousands)

Outstanding at December 31, 2009	137	$2.00	$67
Granted	105	2.39
Exercised	(55)	2.11

Outstanding at September 30, 2010	187	$2.19	$1,102

Exercisable at September 30, 2010	60	$2.19	$321

CRAFT BREWERS ALLIANCE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
     Stock options totaling 7,500 vested during the nine months ended September 30, 2010. No stock options vested during the corresponding period of 2009. The total intrinsic value of stock options exercised during the nine months ended September 30, 2010 and 2009 was approximately $227,000 and $99,000, respectively.
     The Company recognized stock-based compensation expense associated with stock options of $11,000 and $24,000 for the three and nine months ended September 30, 2010, respectively. The Company recognized stock-based compensation expense for stock option grants of $4,000 for the corresponding periods in 2009. At September 30, 2010, the total unrecognized stock based compensation associated with unvested option grants was approximately $160,000, which is expected to be recognized over a period of approximately 4.13 years.
     The following table summarizes information for options currently outstanding and exercisable at September 30, 2010:

	Outstanding			Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
		Exercise	Remaining		Exercise	Remaining
Range of Exercise Prices	Options	Price	Contractual Life	Options	Price	Contractual Life
	(in thousands)	(per share)	(in years)	(in thousands)	(per share)	(in years)

$1.25 to $2.00	40	$1.41	6.4	18	$1.61	4.0
$2.01 to $3.00	135	2.34	7.9	30	2.16	2.3
$3.01 to $3.15	12	3.15	4.6	12	3.15	4.6

$1.25 to $3.15	187	$2.19	7.4	60	$2.19	3.3

8. Earnings per Share
     The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Net income	$376	$94	$2,319	$758

Denominator for basic earnings per share:
Weighted average common shares outstanding	17,119	17,026	17,093	16,981

Dilutive effect of stock options on weighted average common shares	113	76	60	33

Denominator for diluted earnings per share	17,232	17,102	17,153	17,014

Basic and diluted earnings per share	$0.02	$0.01	$0.14	$0.04

     The potential common shares excluded from the calculation of diluted earnings per share totaled 16,000 for the three months ended September 30, 2009, and such shares totaled 45,000 and 209,000 for the nine months ended September 30, 2010 and 2009, respectively, because their effect would be anti-dilutive. No potential common shares were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2010.
9. Comprehensive Income
     The following table sets forth the Company’s comprehensive income for the periods indicated:

CRAFT BREWERS ALLIANCE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
		(in thousands)

Net income	$376	$94	$2,319	$758
Other comprehensive income (loss):
Unrealized gains (losses) on derivative financial instruments, net of tax	(31)	(42)	(139)	160

Comprehensive income	$345	$52	$2,180	$918

10. Income Taxes
     As of September 30, 2010, the Company’s deferred tax assets were primarily comprised of federal net operating loss carryforwards (“NOLs”) of $22.4 million, or $7.6 million tax-effected; state NOL carryforwards of $171,000 tax-effected; and federal and state alternative minimum tax credit carryforwards of $278,000 tax-effected. In assessing the realizability of its deferred tax assets, the Company considered both positive and negative evidence when measuring the need for a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income during the periods in which those temporary differences become deductible. Among other factors, the Company considered future taxable income generated by the projected differences between financial statement depreciation and tax depreciation. At December 31, 2009, based upon the available evidence, the Company believed that it was not more likely than not that all of the deferred tax assets would be realized. The valuation allowance was $100,000 as of December 31, 2009. Based on the cumulative earnings generated and other evidence available to it as of June 30, 2010, the Company recorded a $100,000 reduction of the valuation allowance, eliminating it as of that date.
     The effective tax rate for the first nine months ended September 30, 2010 was also affected by the impact of the Company’s non-deductible expenses, primarily meals and entertainment and merger-related expenses and an average state tax rate that results from a relatively high proportion of shipments the Company makes to states with relatively high tax rates.
     The Company reached a settlement with the Internal Revenue Service during the second quarter of 2010 over outstanding examination issues associated with the income tax returns for 2007 and 2008 filed by WBBC. The amount associated with this settlement was $86,000, most of which the Company had provided for during 2009.
11. Subsequent Events
Merger with KBC
     On October 1, 2010 (the “effective date”), the Company completed its acquisition of KBC and related entities pursuant to an agreement and plan of merger dated July 31, 2010 (the “Merger Agreement”). The Merger Agreement was filed by the Company with the SEC as Exhibit 2.1 to a Current Report on Form 8-K filed August 3, 2010.
     As of the effective date, a wholly owned subsidiary of the Company, Kona Brewing Co., LLC (“KBC LLC”), formerly known as 2010 Enterprises LLC, acquired all outstanding shares of KBC common stock in exchange for aggregate consideration of approximately $17.8 million (the “Merger Consideration”), which was comprised of approximately $6.1 million in cash and the balance (approximately $11.7 million) in the form of 1,667,000 shares of the Company’s common stock based on the value of such shares as of the effective date. Of the total shares issued, the Company deposited 292,456 shares of common stock in escrow with a designated escrow agent (the “Escrow Shares”) in connection with indemnification provisions relating to claims that may be asserted by the Company in connection with breaches of representations and warranties made by KBC and its shareholders (the “KBC shareholders”). The Merger Consideration is subject to adjustment based on final verification by the parties of the final balance sheet of KBC, including its working capital position, as of the effective date.

CRAFT BREWERS ALLIANCE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
     On October 1, 2010, the Company borrowed $6.1 million under the Line of Credit to fund the cash component of the Merger Consideration. As discussed in Note 5, the maximum borrowing available under the Company’s Line of Credit was increased from $15.0 million to $22.0 million to accommodate the execution of the Merger.
     As a result of the merger, the Company acquired a 100 percent interest in Kona, which continues to own and operate the brewing facilities located in Kailua-Kona, Hawaii. KBC LLC runs the restaurant and pub operations, which were previously operated by KBC, and are situated in Honolulu, Oahu and Kailua-Kona, Hawaii.
     The Company believes that the combined entity is able to secure advantages beyond those that had already been achieved in its long-term strategic relationship with KBC in supporting KBC’s brand family of products with increased financial, marketing and distribution capabilities, allowing the Kona brand to reach more consumers in both Hawaii and the U.S. mainland. This acquisition increases the breadth and variety of the Company’s brand offerings, creating favorable selling opportunities in a greater number of targeted markets.
Accounting for the Acquisition of KBC
     The merger was accounted for using the acquisition method of accounting for business combinations. The following table summarizes the consideration transferred to acquire KBC:

(in thousands)
Fair value of common stock issued	$11,702
Cash consideration paid	6,116

Total consideration transferred	$17,818
     The fair value of the common stock issued was computed by multiplying the number of shares of the Company’s common stock issued to the Kona shareholders pursuant to the Merger times $7.02, the closing price of the Company’s common stock as reported by Nasdaq as of the effective date.
     The following table summarized the preliminary amounts of identified assets acquired and liabilities assumed at the acquisition date:

(in thousands)
KBC assets acquired and liabilities assumed:
Current assets	$4,827
Property, equipment and leasehold improvements	4,210
Trade name and trademarks	4,600
Intangible assets — non-compete agreements	440

Total assets acquired	14,077

Current liabilities	(4,109)
Interest bearing liabilities	(1,421)
Deferred income tax liability, net and other noncurrent liabilities	(2,305)

Total liabilities assumed	(7,835)

Net assets acquired	6,242

Excess of purchase price over net assets acquired	11,576

Plus adjustments to Company assets and liabilities:
Elimination of investment in Kona	1,108
Incremental direct costs incurred by the Company	92

1,200

Goodwill recorded	$12,776

     The Company is in the process of obtaining third-party valuations that will be used to estimate the fair value of the property, equipment and leasehold improvements as well as of the trade names and other intangible assets. Additionally, the Company has not finalized its fair value estimates of accounts receivables, deferred taxes, inventories and other identified rights, assets acquired and liabilities assumed. Therefore, the preliminary estimates in the table above are subject to change.

CRAFT BREWERS ALLIANCE, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (continued)
(Unaudited)
Unaudited Pro Forma Results of Operations
     The unaudited pro forma combined condensed results of operations are presented below for the three months and nine months ended September 30, 2010, as if the Merger had been completed on January 1, 2010. The unaudited pro forma combined condensed results of operations for the three months and nine months ended September 30, 2009, are presented below for comparative purposes.

	Pro Forma Results		Pro Forma Results
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(In thousands)

Net sales	$35,150	$31,384	$98,649	$93,552
Gross profit	$10,994	$8,978	$32,142	$26,864
Income before income taxes	$369	$122	$3,609	$1,367
Net income	$636	$(26)	$2,592	$779
Basic and diluted earnings per share	$0.03	$—	$0.14	$0.04

     The unaudited pro forma results of operations are not necessarily indicative of the operating results that would have been achieved had the Merger been consummated as of the dates indicated, or that may be achieved in the future. Rather, the unaudited pro forma combined condensed results of operations presented above are based on estimates and assumptions that have been made solely for the purpose of developing such pro forma results. Historical results of operations were adjusted to give effect to pro forma events that are (1) directly attributable to the acquisition, (2) factually supportable, and (3) expected to have a continuing impact on the combined results. These pro forma results of operations do not give effect to any cost savings, revenue synergies or restructuring costs which may result from the integration of KBC’s or Kona’s operations.
     Certain expenses were incurred by either the Company, KBC or Kona in the three and nine months ended September 30, 2010 that are included in the pro forma presentation above; however, the Company believes these expenses to be material non-recurring charges. These non-recurring expenses are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Non-recurring expenses reflected in unaudited pro forma combined results:
Merger-related expenses	$353	$—	$353	$—
Incentive compensation incurred by KBC	449	—	449	—
Cost savings associated with synergies secured at Merger, including salary costs	105	—	316	—

	$907	$—	$1,118	$—

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
Overview
     Since its formation, the Company has focused its business activities on the brewing, marketing and selling of craft beers in the United States. The Company reported gross sales and net income of $39.1 million and $376,000, respectively, for the three months ended September 30, 2010, an increase of 14.1% and 300.0%, respectively, as compared with gross sales and net income of $34.3 million and $94,000, respectively, for the corresponding period in 2009. The Company generated basic and fully-diluted earnings per share of $0.02 for the third quarter of 2010 compared with $0.01 per share for the corresponding period of 2009. The Company generated operating profit of $558,000 during the quarter ended September 30, 2010 compared with $588,000 during the quarter ended September 30, 2009, primarily due to an increase in selling, general and administrative expenses and merger-related expenses for the 2010 third quarter, partially offset by an increase in revenues for the third quarter of 2010 resulting from an increase in shipments and a higher average sales price, and an improved margin for the 2010 third quarter. The Company’s sales volume (shipments) totaled 165,400 barrels in the third quarter of 2010 as compared with 149,500 barrels in the third quarter of 2009, an increase of 10.6%.
     The Company reported gross sales and net income of $108.1 million and $2.3 million, respectively, for the first nine months ended September 30, 2010, an increase of 6.0% and 205.9%, respectively, compared with gross sales and net income of $101.9 million and $758,000, respectively, for the corresponding period in 2009. The Company generated basic and fully-diluted earnings per share of $0.14 for the first nine months of 2010 compared with $0.04 per share for the corresponding period of 2009. The Company generated operating profit of $4.1 million during the first nine months ended September 30, 2010 compared with $2.5 million during the corresponding period of 2009, primarily due to an increase in revenues resulting from an increase in shipments and a higher average sales price, and improved margin for the 2010 period, partially offset by an increase in selling, general and administrative expenses and merger-related expenses for the 2010 period. The Company’s sales volume totaled 465,000 barrels in the first nine months of 2010 as compared with 445,700 barrels in the corresponding period of 2009, an increase of 4.3%.
     The Company produces its specialty bottled and draft products at its Company-owned breweries, one in the Seattle suburb of Woodinville, Washington (“Washington Brewery”), another in Portsmouth, New Hampshire (“New Hampshire Brewery”), and two in Portland, Oregon. The two breweries in Portland, Oregon are the Company’s largest production facility (“Oregon Brewery”) and its smallest, a manual brewpub-style brewery at the Rose Quarter. As discussed below, effective October 1, 2010, the Company acquired another brewery located in Kailua-Kona, Hawaii. The Company sells products produced at these breweries primarily to Anheuser-Busch, Incorporated (“A-B”) and its network of wholesalers pursuant to the July 1, 2004 Master Distributor Agreement (the “A-B Distribution Agreement”), as amended. These products are available in 48 states. The framework for the Company’s current operating configuration came about as a result of the Company’s merger with Widmer Brothers Brewing Company (“WBBC”), which was consummated July 1, 2008.
     For additional information regarding A-B and the A-B Distribution Agreement, see Part 1, Item 1, Business under the headings “— Product Distribution” and “— Relationship with Anheuser-Busch, Incorporated” in the Company’s 2009 Annual Report. On August 12, 2010, the Company entered into an amendment to the A-B Distribution Agreement, which will exempt certain product shipments beginning in the fourth quarter of 2010 from fees that would otherwise have been payable by the Company by A-B. See discussion of the impact of this agreement in the section headed “ — Nine months ended September 30, 2010 compared with nine months ended September 30, 2009” under “Pricing and Fees”.
     As of July 31, 2010, the Company, Kona Brewing Co., Inc. (“KBC”); Kona Brewery LLC (“Kona”); KBC’s shareholders, and related entities entered into an agreement and plan of merger (the “KBC Merger Agreement”). As of October 1, 2010 (the “effective date”), the merger with KBC was completed and KBC merged with and into a wholly owned subsidiary of the Company (the “KBC Merger”). The KBC Merger Agreement was filed as Exhibit 2.1 to the Company’s Form 8-K filed on August 3, 2010.
     Kona continues to own and operate its brewing facilities located in Kailua-Kona, Hawaii, as a wholly-owned subsidiary of the Company. Another wholly owned subsidiary, Kona Brewing Co. LLC (“KBC LLC”), runs the restaurant and pub operations, which are situated in Honolulu, Oahu and Kailua-Kona, Hawaii.
     As of the effective date, the Company acquired all outstanding shares of KBC common stock in exchange for aggregate consideration transferred of approximately $17.8 million as measured consistent with Accounting Standards Codification ("ASC") Topic 805, Business Combinations, which was comprised of approximately $6.1 million in cash and the balance in the form of 1,677,000 shares of the Company’s common stock (collectively the “Merger Consideration”). The value of the Merger Consideration as contemplated by the KBC Merger Agreement was $14.1 million, based on the value of the Company's common stock as established in the KBC Merger Agreement. The Merger Consideration is subject to adjustment based on final verification by the parties of the final balance sheet of KBC, including its working capital position, as of the effective date. The Company deposited 292,456 shares of common stock from the Merger Consideration in escrow in connection with indemnification provisions relating to claims that may be asserted in connection with breaches of representations and warranties made by KBC and its shareholders.
     In periods prior to the KBC Merger, the Company also recognized revenue in connection with several operating agreements with Kona, including an alternating proprietorship agreement and a distribution agreement. Pursuant to the alternating proprietorship agreement, Kona produces a portion of its malt beverages at the Oregon Brewery. The Company sells raw materials to Kona prior to production beginning and receives from Kona a facility leasing fee based on the barrels brewed and packaged at the Oregon Brewery. These sales and fees are reflected as revenue in the Company’s statements of operations up to the effective date of the KBC Merger. Under the distribution agreement, the Company distributes Kona-branded product, whether brewed at Kona’s facility or the Company’s breweries, and then markets, sells and distributes the Kona-branded products pursuant to the A-B Distribution Agreement. In periods subsequent to the effective date, the consolidated entity will eliminate the revenues associated with the alternating proprietorship.
     The Company also derives other revenues from sources including the sale of retail beer, food, apparel and other retail items in its three brewery pubs. In periods subsequent to the effective date, the Company will also recognize revenues from the operations of KBC LLC’s three restaurants and pubs.
     See Item 1, Notes to Financial Statements, Note 11 “Subsequent Events” for further discussion of the terms and conditions regarding the KBC Merger and the KBC Merger Agreement and for the presentation of the combined entity’s pro forma results for the three months and nine months ended September 30, 2010, as if the KBC Merger was completed effective January 1, 2010, as well as the corresponding periods of 2009 as if the KBC Merger was completed as of the beginning of that year.
     The Company estimates that, if the KBC Merger had been in place throughout the first nine months of 2010, total Company revenues would have been approximately $2.8 million lower than the $101.4 million of net revenues reported for the period primarily due to the elimination of the revenues earned under the alternating proprietorship, partially offset by revenues earned by KBC, primarily in its restaurant and pub operations. For this period, the

Company’s estimated gross margin on a pro forma basis would have been approximately $6.3 million higher than the $25.9 million gross margin reported by the Company for the period, primarily due to the recognition by the combined entity of the gross profit associated with shipments of Kona-branded products and the gross profit generated by KBC’s restaurant and pub operations, partially offset by increased excise taxes associated with the loss of the lower rate benefit to Kona as a separate company.
Results of Operations
     The following table sets forth, for the periods indicated, certain items from the Company’s Statements of Operations expressed as a percentage of net sales:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Sales	106.5%	106.9%	106.6%	106.8%
Less excise taxes	6.5	6.9	6.6	6.8

Net sales	100.0	100.0	100.0	100.0
Cost of sales	76.5	77.1	74.5	77.5

Gross profit	23.5	22.9	25.5	22.5
Selling, general and administrative expenses	21.0	21.0	21.2	19.7
Merger-related expenses	1.0	—	0.3	0.2

Operating income	1.5	1.9	4.0	2.6
Income from equity investments	0.7	0.6	0.7	0.3
Interest expense	(0.9)	(1.7)	(1.2)	(1.8)
Interest and other income, net	0.2	0.3	0.2	0.3

Income before income taxes	1.5	1.1	3.7	1.4
Income tax provision	0.5	0.8	1.4	0.6

Net income	1.0	0.3%	2.3%	0.8%

Non-GAAP Financial Measures
     Since June 2008, the Company has maintained a loan agreement (the “Loan Agreement”) with Bank of America, N.A. (“BofA”), which was initially comprised of a $15.0 million revolving line of credit (“Line of Credit”), including provisions for cash borrowings and up to $2.5 million notional amount of letters of credit, and a $13.5 million term loan (“Term Loan”). The Loan Agreement was most recently amended effective September 30, 2010 (the “Third Amendment”), primarily to accommodate the KBC Merger. The Loan Agreement, as amended, subjects the Company to a financial covenant based on earnings before interest, taxes, depreciation and amortization (“EBITDA”). See “Liquidity and Capital Resources.” EBITDA is defined per the Loan Agreement and requires additional adjustments, among other items, to (a) exclude merger-related expenses, (b) adjust losses (gains) on sale or disposal of assets, (c) exclude certain other non-cash income and expense items and (d) adjust for certain items that are specifically identified in either the Loan Agreement or the Third Amendment. The financial covenants under the Loan Agreement are measured on a trailing four-quarter basis. EBITDA as defined was $12.6 million for the trailing four quarters ended September 30, 2010.
     The following table reconciles net income to EBITDA per the Loan Agreement for this period:

For the Trailing
Four Quarters Ended
September 30, 2010
(In thousands)

Net income	$2,448
Interest expense	1,636
Income tax provision	1,024
Depreciation expense	6,373
Amortization expense	642
Merger-related expenses	353
Other non-cash charges	159

EBITDA per the Loan Agreement	$12,635

     Three months ended September 30, 2010 compared with three months ended September 30, 2009
     The following table sets forth, for the periods indicated, a comparison of certain items from the Company’s Statements of Operations:

	Three Months
	Ended September 30,		Increase /	%
	2010	2009	(Decrease)	Change
	(Dollars in thousands)

Sales	$39,097	$34,255	$4,842	14.1%
Less excise taxes	2,379	2,216	163	7.4

Net sales	36,718	32,039	4,679	14.6
Cost of sales	28,090	24,714	3,376	13.7

Gross profit	8,628	7,325	1,303	17.8
Selling, general and administrative expenses	7,717	6,737	980	14.5
Merger-related expenses	353	—	353	—

Operating income	558	588	(30)	(5.1)
Income from equity investments	263	196	67	34.2
Interest expense	(357)	(531)	(174)	(32.8)
Interest and other income, net	75	88	(13)	(14.8)

Income before income taxes	539	341	198	58.1
Income tax provision	163	247	(84)	(34.0)

Net income	$376	$94	$282	300.0%

     The following table sets forth a comparison of sales revenues for the periods indicated:

	Three Months
	Ended September 30,
			Increase /	%
	2010	2009	(Decrease)	Change
	(Dollars in thousands)
Sales Revenues by Category
A-B and A-B related (1)	$30,920	$28,112	$2,808	10.0%
Contract brewing	718	102	616	N/M
Alternating proprietorship	3,845	2,782	1,063	38.2
Pubs and other (2)	3,614	3,259	355	10.9

Total Sales	$39,097	$34,255	$4,842	14.1%

Note 1 — A-B related revenues include fees earned on wholesaler or distibutor sales made via a non-wholesaler.

Note 2 — Other revenues include international sales, sales of promotional merchandise and other.

N/M — Not Meaningful
     Gross Sales. Gross sales increased $4.8 million, or 14.1%, from $34.3 million for the third quarter of 2009 to $39.1 million for the third quarter of 2010. The primary factor contributing to the increase in sales revenues for the three months ended September 30, 2010 was the increase in shipments to A-B of 10,200 barrels from shipments of 145,700 barrels in the third quarter of 2009 to 155,900 barrels in the third quarter of 2010, an increase in revenues generated under the alternating proprietorship arrangement with Kona, and a net increase in sales prices for the Company’s products sold through A-B. Shipments to A-B for the third quarter of 2010 as compared with the corresponding period one year ago were impacted by fluctuations in the wholesaler inventory balances. The inventories at wholesalers locations as of the end of the 2010 third quarter increased above the balances held a year ago, reflecting in part a more broad-based demand for the Company’s brand families rather than being concentrated in only a few brand offerings. While the wholesaler inventory balances at the end of the 2010 third quarter were above the balances held a year ago, they were generally within the normal operating parameters established for the wholesalers’ suppliers, including the Company. The rate of change in depletions, or sales by the wholesalers to retailers, for the third quarter of 2010 increased at a 2.2% rate from the prior quarter a year ago, reflecting an increase in the demand for the Company’s product offerings, in particular the Kona brand family.
     Alternating proprietorship fees increased $1.1 million to $3.8 million for the third quarter of 2010. These fees are earned from Kona for leasing the Oregon Brewery and sales of raw materials during the corresponding periods, and reflect both the increased demand for Kona-branded products in the third quarter of 2010 as compared with the corresponding quarter a year ago and utilization of the Oregon Brewery to source some of the Kona-branded products for the Company’s eastern markets.
     The Company experienced a net price increase for both the Company’s draft and bottled products. This pricing increase was primarily due to increased prices at the wholesaler levels and a greater percentage of higher priced brands sold during the 2010 third quarter as compared with the corresponding period a year ago.
     In addition, the Company generated revenues of $718,000 under the contract brewing arrangement during the third quarter of 2010, which was an increase of $616,000 as compared with the contract revenues earned during the third quarter a year ago. Implementation of the contract brewing occurred during the latter part of the 2009 third quarter.
     Shipments — Customer. The following table sets forth a comparison of shipments by customer (in barrels) for the periods indicated:

	Three Months Ended September 30,
	2010 Shipments			2009 Shipments			Increase /	%
	Draft	Bottle	Total	Draft	Bottle	Total	(Decrease)	Change
			(In barrels)

A-B (1)	59,200	96,700	155,900	59,100	86,600	145,700	10,200	7.0%
Contract brewing	6,300	—	6,300	800	—	800	5,500	N/M
Pubs and other (1,2)	2,500	700	3,200	2,400	600	3,000	200	6.7

Total shipped	68,000	97,400	165,400	62,300	87,200	149,500	15,900	10.6%

Note 1 — 2009 shipments have been reclassified to be consistent with the 2010 classification.

Note 2 — Other includes international, pubs and other.

N/M — Not Meaningful
     Pricing and Fees. The average revenue per barrel on shipments of beer through the A-B distribution network for the third quarter of 2010 increased by 2.8% as compared with the average revenue per barrel for the corresponding period of 2009. During the third quarters of 2010 and 2009, the Company sold 94.3% and 97.5%, respectively, of its beer through A-B at wholesale pricing levels. Management believes that most, if not all, craft brewers are weighing their pricing strategies in the face of the current economic environment and competitive landscape. Pricing changes implemented by the Company have generally followed pricing changes initiated by large domestic or import brewing companies. While the Company has implemented modest price increases during the past few years, some of the benefit has been offset by competitive promotions and discounting. The Company expects that product pricing will continue to demonstrate modest increases in the near term tempered by the current economic climate; however, to the extent economic conditions improve in the United States, pricing is likely to increase further. The Company’s pricing is expected to follow the general trend in the industry.
     In connection with all sales through the A-B Distribution Agreement, as amended, the Company pays a Margin fee to A-B (“Margin”). The Margin does not apply to sales under the Company’s contract brewing arrangement or from its retail operations and dock sales. The A-B Distribution Agreement also requires the Company to pay an Additional Margin fee on shipments of Redhook-, Widmer Brothers-, and Kona-branded product that exceed shipments in the same territory during the same periods in fiscal 2003 (“Additional Margin”). During the three months ended September 30, 2010 and 2009, the Margin was paid to A-B on shipments totaling 155,900 barrels and 145,700 barrels, respectively. As 2010 and 2009 shipments in the United States exceeded 2003 domestic shipments, the Company paid A-B the Additional Margin. For the three months ended September 30, 2010 and 2009, the Company recognized expense of $1.6 million and $1.4 million, respectively, related to the total of Margin and Additional Margin. These fees are reflected as a reduction of sales in the Company’s statements of operations.
As of September 30, 2010 and December 31, 2009, the net amount due from A-B under all Company agreements with A-B totaled $3.8 million and $1.8 million, respectively. In connection with the sale of beer pursuant to the A-B Distribution Agreement, the Company’s accounts receivable reflect significant balances due from A-B, and the refundable deposits and accrued expenses reflect significant balances due to A-B. Although the Company considers these balances to be due to or from A-B, the final destination of the Company’s products is an A-B wholesaler and payments by the wholesaler are settled through A-B. The Company obtains services from A-B under separate arrangements; balances due to A-B under these arrangements are reflected in accounts payable and accrued expenses. These amounts are also included in the net amount due to A-B presented above.
     Shipments — Brand. The following table sets forth a comparison of shipments by brand (in barrels) for the periods indicated:

	Three Months Ended September 30,
	2010 Shipments			2009 Shipments			Increase /
	Draft	Bottle	Total	Draft	Bottle	Total	(Decrease)	% Change
			(In barrels)

Widmer Brothers	35,400	38,300	73,700	37,500	36,800	74,300	(600)	(0.8)%
Redhook	12,400	33,800	46,200	12,700	31,500	44,200	2,000	4.5
Kona	13,900	25,300	39,200	11,300	18,900	30,200	9,000	29.8

Total shipped (1)	61,700	97,400	159,100	61,500	87,200	148,700	10,400	7.0%

Note 1 —	Total shipments by brand exclude private label shipments produced under the Company’s contract brewing arrangements.
     Shipments of bottled beer have steadily increased as a percentage of total shipments since the mid-1990’s; however, with the consolidation of all Widmer Brothers-branded shipping activities by the Company, this trend has reversed somewhat as a higher percentage of Widmer Brothers-branded products are sold as draft products than the Company’s historical experience. During the three months ended September 30, 2010, 73.2% of Redhook-branded shipments were shipments of bottled beer as compared with 71.3% in the three months ended September 30, 2009. Although the sales mix of Kona-branded beer is also weighted toward bottled product, it is slightly less than Redhook-branded beer as 64.5% and 62.6% of Kona-branded shipments consisted of bottled beer in the three months ended September 30, 2010 and 2009, respectively. The sales mix of Widmer Brothers-branded products contrasts significantly from that of the Redhook and Kona brands with 52.0% and 49.5% of Widmer Brothers-branded products being bottled beer in the third quarter of 2010 and 2009, respectively. Although the average revenue per barrel for sales of bottled beer is typically significantly higher than that of draft beer, the cost per barrel is also higher, resulting in a gross margin that is approximately 10% less than that of draft beer sales.
     Excise Taxes. Excise taxes for the three months ended September 30, 2010 increased $163,000, or 7.4%, primarily due to the increase in the Company’s shipments for the third quarter of 2010 as compared with the corresponding quarter of 2009 and an increase in the marginal tax rate for beer produced in Washington state, which became effective in July 2010. These increases were partially offset by an increase during the third quarter of 2010 of Kona-branded shipments produced under the alternating proprietorship agreement with Kona as Kona is responsible for the excise taxes under the agreement. Additionally, a net price increase of the Company’s products during the three months ended September 30, 2010 contributed to a decrease in excise taxes as a percentage of net sales for the same period of 2010 compared with the corresponding 2009 period.
     Cost of Sales. Cost of sales increased $3.4 million, or 13.7%, from $24.7 million for the three months ended September 30, 2009 to $28.1 million for the three months ended September 30, 2010, which was primarily due to the increase in shipments for the 2010 quarter as compared with the corresponding period a year ago, and increases in costs for the 2010 quarter associated with brewing beer under the alternating proprietorship due to the increased demand for Kona-branded products. In addition, the Company incurred costs in the third quarter of 2010, including shipping and related logistics as partial sourcing support was made from the Company’s other breweries, associated with a significant quantity of beer brewed at one of the Company’s facilities that did not meet the Company’s exacting quality standards, causing the Company to dispose of in-process and finished draft and packaged beer. Cost of sales increased by $4.53 or 2.7% on a per barrel basis for the corresponding periods, largely due to the increase in the costs described above. Cost of sales decreased as a percentage of net sales to 76.5% from 77.1%, primarily due to a net price increase of the Company’s products during the three months ended September 30, 2010 as compared with the corresponding 2009 period.
      At September 30, 2010, all production issues were resolved and the Company was producing beer at normal seasonal levels that meets its quality standards at each of its facilities. The Company continues to make on-going investments in its people and brewing equipment, enhancing its procedures and facilities in an effort to produce the highest quality beer possible.

     Based upon its combined working capacity for the corresponding periods, the Company’s utilization rate was 71.2% and 64.4%, respectively. Capacity utilization rates are calculated by dividing the Company’s total shipments by the working capacity. The Company’s brewing and production initiatives have contributed to an increase in capacity in excess of the anticipated near term demand for the Company’s products. This resulted in the Company possessing a significant amount of unused working capacity, albeit with a minimal increase in its associated cost structure, allowing the Company to aggressively evaluate other operating configurations and arrangements, including contract brewing, to utilize the available capacity of its production facilities. To this end, during the third quarter of 2009, the Company executed a contract brewing arrangement under which the Company will produce beer in volumes and per specifications as designated by a third party. The Company anticipates the volume of this contract to be approximately 20,000 barrels in annual production, although the third party may designate greater or lesser quantities per the terms of the contract. During the fourth quarter of 2010, the Company executed a three-year contract brewing arrangement with Fulton Street Brewery LLC (“FSB”), an entity in which the Company holds a 42% equity interest, under which the Company will produce beer in volumes and per specifications as designated by FSB. The Company anticipates that the volume of this contract may be approximately 15,000 barrels to 20,000 barrels per year, with shipments under this arrangement expected to begin in the first quarter of 2011.
     Cost of sales for the third quarters of 2010 and 2009 include costs associated with two distinct Kona revenue streams: (i) direct and indirect costs related to the alternating proprietorship arrangements with Kona and (ii) the cost paid to Kona for the Kona-branded finished goods that are marketed and sold by the Company to wholesalers through the A-B Distribution Agreement. In periods subsequent to the effective date, the consolidated entity will eliminate the costs paid to Kona for the latter activity and will recognize the costs to produce Kona-branded beer.
     Inventories acquired pursuant to the merger with WBBC were recorded at their estimated fair values as of July 1, 2008, resulting in an increase over the cost at which these inventories were stated on the June 30, 2008 WBBC balance sheet (the “Step Up Adjustment”). The Step Up Adjustment, net of amortization at December 31, 2009, totaled approximately $253,000 for raw materials acquired. During the three months ended September 30, 2010 and 2009, approximately $33,000 and $138,000, respectively, of the Step Up Adjustment was expensed to cost of sales in connection with normal production and sales for the corresponding periods.
     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2010 increased $1.0 million, or 14.5%, from $6.7 million for the third quarter of 2009 to $7.7 million for the third quarter in 2010. The increase in SG&A for the third quarter of 2010 was primarily due to an increase in direct costs in sales and marketing activities, principally promotions, festivals, sampling and sponsorship activity, point of sale and related trade merchandise and increased salaries and benefit costs for the sales and marketing workforce. The Company also experienced an increase in other SG&A costs, primarily travel and related expenses, and consulting and professional fees for the 2010 third quarter as compared with the corresponding quarter of the prior year.
     The Company incurs costs for the promotion of its products through a variety of advertising programs with its wholesalers and downstream retailers. These costs are included in SG&A expenses and frequently involve the local wholesaler sharing in the cost of the program. Reimbursements from wholesalers for advertising and promotion activities are recorded as a reduction to SG&A expenses in the Company’s statements of operations. Reimbursements for pricing discounts to wholesalers are recorded as a reduction to sales. The wholesalers’ contribution toward these activities was an immaterial percentage of net sales for the 2010 third quarter. Depending on the industry and market conditions, the Company may adjust its advertising and promotional efforts in a wholesaler’s market if a change occurs in a cost-sharing arrangement. The timing of these efforts may also be adjusted due to opportunities available to the Company over the course of the fiscal year.
     While the Company may adjust the amount and timing of its advertising and promotional efforts in any particular market locality, the Company expects its total brand development, sales and marketing expenditures to increase for the fourth quarter of 2010 as compared with the corresponding period of 2009. The increased cost associated with these expenditures will be funded in part by the reduction in Margin and Additional Margin fees provided under the amendment to the A-B Distribution Agreement described above.
     Merger-Related Expenses. In connection with the KBC Merger, the Company incurred $353,000 in merger-related expenses associated with the KBC Merger, primarily legal and other professional fees. The Company did not recognize any merger-related expenses during the third quarter of 2009, either associated with the KBC Merger or in connection with the merger with WBBC. In connection with the merger with WBBC, the Company estimates that merger-related severance benefits totaling approximately $215,000 will be paid during the remainder of 2010 through the second quarter of 2011.
     Income from Equity Investments. As of September 30, 2010, the Company held corporate investments, a 42% equity ownership in FSB and a 20% equity ownership in Kona. Both investments are accounted for under the equity method, as outlined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 325, Investments. For the quarters ended September 30, 2010 and 2009, the Company’s share of FSB’s net income totaled $163,000 and $132,000, respectively. For the quarters ended September 30, 2010 and 2009, the Company’s share of Kona’s net income totaled $100,000 and $64,000, respectively. In periods subsequent to the effective date of the KBC Merger, the Company will discontinue recognizing further equity income from Kona.
     Interest Expense. Interest expense decreased approximately $174,000 to $357,000 in the third quarter of 2010 from $531,000 in the third quarter of 2009 due to a lower level of debt outstanding during the current period and a lower average interest rate on borrowings under the credit agreement. To support its capital project and working capital requirements for 2009, the Company maintained average outstanding debt for the third quarter of 2009 at $29.8 million; however, the Company has paid down its outstanding borrowings such that its average outstanding debt was $19.1 million for the third quarter of 2010. The lower average interest rate was primarily due to the Company’s improved financial results and the corresponding decrease in its funded debt ratio, and the effect of a favorable modification to its primary borrowing arrangement granted by the Company’s lender in the second quarter of 2010.
     Other Income, net. Other income, net decreased by $13,000 to $75,000 for the third quarter of 2010 from $88,000 for the same period of 2009, primarily attributable to differences in the gains and losses recognized on disposals of property and equipment during the corresponding periods.
     Income Taxes. The Company’s provision for income taxes was $163,000 and $247,000 for the three months ended September 30, 2010 and 2009, respectively. The effective tax rate for the third quarter of 2010 was affected by the level of the Company’s non-deductible expenses, primarily meals and entertainment and merger-related expenses, and an average state tax rate that results from a relatively high proportion of shipments to states with relatively high tax rates. The effective rate for the third quarter of 2009 was affected by similar factors, and was also affected by the adjustment to the state tax rate, and the related deferred tax liabilities associated with an increase of the proportion of shipments to these higher-tax jurisdictions and an adjustment of the accrual liability for the WBBC tax accounting due to the filing of the short year final tax return for that entity. See “— Critical Accounting Policies and Estimates” for further discussion related to the Company’s income tax provision and NOL carryforward position as of September 30, 2010.
     Nine months ended September 30, 2010 compared with nine months ended September 30, 2009
     The following table sets forth, for the periods indicated, a comparison of certain items from the Company’s Statements of Operations:

	Nine Months
	Ended September 30,		Increase /
	2010	2009	(Decrease)	% Change
	(Dollars in thousands)

Sales	$108,064	$101,935	$6,129	6.0%
Less excise taxes	6,655	6,522	133	2.0

Net sales	101,409	95,413	5,996	6.3
Cost of sales	75,536	73,961	1,575	2.1

Gross profit	25,873	21,452	4,421	20.6
Selling, general and administrative expenses	21,467	18,763	2,704	14.4
Merger-related expenses	353	225	128	56.9

Operating income	4,053	2,464	1,589	64.5
Income from equity investments	686	324	362	111.7
Interest expense	(1,165)	(1,668)	(503)	(30.2)
Interest and other income, net	203	258	(55)	(21.3)

Income before income taxes	3,777	1,378	1,393	174.1
Income tax provision	1,458	620	838	135.2

Net income	$2,319	$758	$555	205.9%

     The following table sets forth a comparison of sales revenues for the periods indicated:

	Nine Months
	Ended September 30,		Increase /
	2010	2009	(Decrease)	% Change
		(In thousands)
Sales Revenues by Category
A-B and A-B related (1)	$87,254	$84,538	$2,716	3.2%
Contract brewing	1,828	102	1,726	N/M
Alternating proprietorship	9,846	8,429	1,417	16.8
Pubs and other (2)	9,136	8,866	270	3.0

Total Sales	$108,064	$101,935	$6,129	6.0%

Note 1	— A-B related revenues include fees earned on wholesaler or distibutor sales made via a non-wholesaler.

Note 2	— Other revenues include international sales, sales of promotional merchandise and other.

N/M	— Not Meaningful
     Gross Sales. Gross sales increased $6.1 million, or 6.0%, from $101.9 million for the first nine months of 2009 to $108.1 million for the corresponding period in 2010. The primary factor contributing to the increase in sales revenues for the nine months ended September 30, 2010 was the increase in the net selling price for the Company’s products sold through A-B and an increase in shipments to A-B of 3,100 barrels from shipments of 437,600 barrels in the first nine months of 2009 to 440,700 barrels in the first nine months of 2010. The Company experienced a net price increase for both the Company’s draft and bottled products. This pricing increase was primarily due to increased prices at the wholesaler levels and a greater percentage of higher priced brands sold during the first nine months of 2010 as compared with the corresponding period a year ago. The rate of change in depletions for the first nine months of 2010 increased at a 0.9% rate from the prior period a year ago, reflecting the increase in demand for Kona-branded products.
     The following factors also contributed to the increase in revenues for the first nine months of 2010 as compared with the first nine months of 2009:
•	The Company generated revenues of $1.8 million under the contract brewing arrangement during the first nine months of 2010. Implementation of contact brewing occurred during the latter part of the third quarter of 2009.

•	Alternating proprietorship fees increased $1.4 million from $8.4 million for the first nine months of 2009 to $9.8 million for the first nine months of 2010. These fees are earned from Kona for leasing the Oregon Brewery and sales of raw materials during the corresponding periods and reflect both the increased demand for Kona-branded products for the first nine months of 2010 as compared with the corresponding period a year ago and utilization of the Oregon Brewery to source some of the Kona-branded products for the Company’s eastern markets during the third quarter of 2010.

•	Additionally, revenues from pubs and other sales increased by $270,000 for the first nine months of 2010 as compared with the corresponding period a year ago.
     Shipments — Customer. The following table sets forth a comparison of shipments by customer (in barrels) for the periods indicated:

	Nine Months Ended September 30,
	2010 — Shipments			2009 — Shipments			Increase /
	Draft	Bottle	Total	Draft	Bottle	Total	(Decrease)	% Change
			(In barrels)

A-B (1)	169,100	271,600	440,700	175,800	261,800	437,600	3,100	0.7%
Contract brewing	17,000	—	17,000	800	—	800	16,200	N/M
Pubs and other (1,2)	5,800	1,500	7,300	5,100	2,200	7,300	—	—

Total shipped	191,900	273,100	465,000	181,700	264,000	445,700	19,300	4.3%

Note 1	— 2009 shipments have been reclassified to be consistent with the 2010 classification.

Note 2	— Other includes international, non-wholesalers, pubs and other.

N/M	— Not Meaningful
     Pricing and Fees. The average revenue per barrel on shipments of beer through the A-B distribution network for the first nine months of 2010 increased by 2.5% as compared with the average revenue per barrel for the corresponding period of 2009. During the first nine months of 2010 and 2009, the Company sold 94.8% and 98.2%, respectively, of its beer through A-B at wholesale pricing levels. The Company expects that product pricing will continue to demonstrate modest increases in the near term tempered by the current economic climate; however, to the extent economic conditions in the United States improve, pricing is likely to increase further. The Company’s pricing is expected to follow the general trend in the industry.
     The Company paid to A-B the Margin on shipments totaling 440,700 barrels and 437,600 barrels during the nine months ended September 30, 2010 and 2009, respectively, and as shipments in the United States exceeded 2003 domestic shipments in the first nine month periods in both 2010 and 2009, the Company paid A-B the Additional Margin. For the nine months ended September 30, 2010 and 2009, the Company recognized expense of $4.6 million and $4.5 million, respectively, related to the total of Margin and Additional Margin. These fees are reflected as a reduction of sales in the Company’s statements of operations.
     On August 12, 2010, the Company entered into an amendment to the A-B Distribution Agreement with A-B that will exempt certain product sales from Margin and Additional Margin beginning in the fourth quarter of 2010. The Company estimates that, if the amendment had been in place for the entire 2009 fiscal year, the fees paid to A-B for Margin and Additional Margin would have been approximately $1.6 million lower than the $5.8 million that was recognized during the year. The Company expects the gross margin to increase in periods in which lower fees are in effect due to an anticipated increase in sales revenues; however, the Company is required to reinvest all of the savings from these fees into the development, marketing and support of its brands, fully offsetting any anticipated improvement in gross margin.
     Shipments — Brand. The following table sets forth a comparison of shipments by brand (in barrels) for the periods indicated:

	Nine Months Ended September 30,
	2010 - Shipments			2009 - Shipments			Increase /
	Draft	Bottle	Total	Draft	Bottle	Total	(Decrease)	% Change
	(In barrels)
Widmer brand	103,400	109,700	213,100	110,800	107,700	218,500	(5,400)	(2.5)%
Redhook brand	35,900	95,600	131,500	38,600	99,100	137,700	(6,200)	(4.5)
Kona brand	35,600	67,800	103,400	31,500	57,200	88,700	14,700	16.6

Total shipped (1)	174,900	273,100	448,000	180,900	264,000	444,900	3,100	0.7%

Note 1 — Total shipments by brand exclude private label shipments produced under the Company’s contract brewing arrangements.
     Shipments of bottled beer have steadily increased as a percentage of total shipments since the mid-1990’s; however, with the consolidation of all Widmer Brothers-branded shipping activities by the Company, this trend has reversed somewhat as a higher percentage of Widmer Brothers-branded products are sold as draft products than the Company’s historical experience. During the nine months ended September 30, 2010, 72.7% of Redhook-branded shipments were shipments of bottled beer as compared with 72.0% in the nine months ended September 30, 2009. Although the sales mix of Kona-branded beer is also weighted toward bottled product, it is slightly less than Redhook-branded beer as 65.6% and 64.5% of Kona-branded shipments consisted of bottled beer in the nine months ended September 30, 2010 and 2009, respectively. The sales mix of Widmer Brothers-branded products contrasts significantly from that of the Redhook and Kona brands with 51.5% and 49.3% of Widmer Brothers-branded products being bottled beer in the first nine months of 2010 and 2009, respectively. Although the average revenue per barrel for sales of bottled beer is typically significantly higher than that of draft beer, the cost per barrel is also higher, resulting in a gross margin that is approximately 10% less than that of draft beer sales.
     Excise Taxes. Excise taxes for the nine months ended September 30, 2010 increased $133,000, or 2.0%, primarily due to an increase of total shipments during the first nine months of 2010 as compared with the first nine months of 2009 and was also affected by an increase in the marginal tax rate for beer produced in Washington state, which became effective in July 2010. These increases were partially offset by an increase in the corresponding period for Kona-branded shipments produced under the alternating proprietorship agreement with Kona for which Kona is responsible for the excise taxes under the agreement. A net price increase on the Company’s products during the first nine months of 2010 contributed to a decrease in excise taxes as a percentage of net sales for the same period of 2010 compared with the corresponding 2009 period.
     Cost of Sales. Cost of sales increased $1.6 million, or 2.1%, to $75.5 million in the first nine months of 2010, which was primarily due to the increase in shipments for the 2010 quarter as compared with the corresponding period a year ago, and increases in costs for the 2010 quarter associated with brewing beer under the alternating proprietorship due to the increased demand for Kona-branded products. In addition, the Company incurred costs in the second and third quarters of 2010, including shipping and related logistics, associated with a significant quantity of beer brewed at one of the Company’s facilities that did not meet the Company’s exacting quality standards, causing the Company to dispose of in-process and finished draft and packaged beer. Factors that partially offset these increases were decreases in certain core production inputs, raw materials and packaging materials, and cooperage costs. On a per barrel basis, cost of sales for the first nine months of 2010 decreased by $3.50, or 2.1% as compared with the corresponding period, and as a percentage of net sales to 74.5% from 77.5% for the nine months ended September 30, 2009, primarily due to lower raw material, packaging, energy, and cooperage costs and the net price increase for the Company’s products during the first nine months of 2010 as compared with the corresponding period of 2009.
     The Company’s cost initiatives, which were implemented throughout 2009, contributed to the decrease in costs associated with raw materials, packaging, energy and cooperage costs as the Company has sought to aggressively manage its logistics and capture production efficiencies from improved resource rationalization. The Company’s brewing and production initiatives have contributed to an increase in capacity in excess of the anticipated near term demand for the Company’s products. Based upon its combined working capacity for the first nine months of 2010 and 2009, the utilization rate was 66.7% and 70.7%, respectively.
     Inventories acquired pursuant to the merger with WBBC were recorded at their estimated fair values as of July 1, 2008, resulting in an increase over the cost at which these inventories were stated on the June 30, 2008 WBBC balance sheet (the “Step Up Adjustment”). The Step Up Adjustment, net of amortization at December 31, 2009, totaled approximately $253,000 for raw materials acquired. During the nine months ended September 30, 2010 and 2009, approximately $236,000 and $384,000, respectively, of the Step Up Adjustment was expensed to cost of sales in connection with normal production and sales for the corresponding periods.
     The Company uses fixed price contracts to mitigate its exposure to price volatility of raw materials and certain production inputs and to secure availability of these critical inputs for its products. As the factors impacting supply have abated, causing spot prices for these commodities to fall, the Company has not enjoyed the full impact of these favorable price movements while purchases under its existing contracts have continued. The Company anticipates that raw material costs for the Company in the near term will continue to decrease, reflecting purchases of materials under contracts executed in periods with lower prices. The Company will continue to seek to secure longer-term pricing and security for its key raw materials while balancing the opportunities for capturing favorable price movements as circumstances warrant.
     Selling, General and Administrative Expenses. SG&A expenses for the nine months ended September 30, 2010 increased $2.7 million, or 14.4%, to $21.5 million for the first nine months of 2010 from expenses of $18.8 million for the same period of 2009. The increase in SG&A for the first nine months of 2010 was primarily due to an increase in direct costs associated with sales and marketing activities, principally promotions, festivals, sampling and sponsorship activity, targeted market research, point of sale and related trade merchandise, and increased salaries and benefit cost in the sales and marketing workforce. The Company also experienced an increase in other SG&A costs for the first nine months of 2010, particularly associated with computer software, consulting and professional fees, incentive compensation costs, and travel and related expenses as compared with the corresponding period in 2009.
     The Company incurs costs for the promotion of its products through a variety of advertising programs with its wholesalers and downstream retailers. These costs are included in SG&A expenses and frequently involve the local wholesaler sharing in the cost of the program. Reimbursements from wholesalers for advertising and promotion activities are recorded as a reduction to SG&A expenses in the Company’s statements of operations. Reimbursements for pricing discounts to wholesalers are recorded as a reduction to sales. The wholesalers’ contribution toward these activities was an immaterial percentage of net sales for the first nine months of 2010. Depending on the industry and market conditions, the Company may adjust its advertising and promotional efforts in a wholesaler’s market if a change occurs in a cost-sharing arrangement. The timing of these efforts may also be adjusted due to opportunities available to the Company over the course of the fiscal year.
     Merger-Related Expenses. Merger-related expenses for the nine months ended September 30, 2010 increased $128,000, or 56.9%, to $353,000 for the first nine months of 2010 from expenses of $225,000 for the same period in 2009, which is primarily due to the 2009 period being a wind-down of the merger-related activities associated with the merger with WBBC, while the 2010 period reflects the activities associated with the KBC Merger.
     Income from Equity Investments. For the first nine months ended September 30, 2010 and 2009, the Company’s share of FSB’s net income totaled $541,000 and $212,000, respectively. For the first nine months ended September 30, 2010 and 2009, the Company’s share of Kona’s net income totaled $145,000 and $112,000, respectively. In periods subsequent to the effective date, the Company will discontinue recognizing further equity income from Kona.
     Interest Expense. Interest expense decreased approximately $503,000 to $1.2 million in the first nine months of 2010 from $1.7 million in the first nine months of 2009 due to a lower level of debt outstanding during the current period and a lower average interest rate on borrowings under the credit agreement. To support its capital project and working capital requirements for 2009, the Company maintained average outstanding debt for the first nine months of 2009 at $32.7 million; however, the Company has been able to pay down its outstanding borrowings such that its average outstanding debt was $23.2 million for the first nine months of 2010. The lower average interest rate was primarily due to the Company’s improved financial results and the corresponding decrease in its funded debt ratio, and the effect of a favorable modification to its primary borrowing arrangement granted by the Company’s lender in the second quarter of 2010.
     Other Income, net. Other income, net decreased by $55,000 to $203,000 for the first nine months of 2010 from $258,000 for the same period of 2009, primarily attributable to losses recorded on disposals of property and equipment and a reduction in interest income, both occurring during the first nine months ended September 30, 2010 as compared with the prior period of 2009. The reduction in interest income earned for the nine months of 2010 was primarily due to the Company deploying its excess cash flows to reduce its outstanding borrowings during the period.

     Income Taxes. The Company’s provision for income taxes was $1.5 million and $620,000 for the nine months ended September 30, 2010 and 2009, respectively. The tax provision for the first nine months of 2010 varies from the statutory tax rate due largely to the impact of the Company’s non-deductible expenses, primarily meals and entertainment and merger-related expenses, and an average state tax rate that results from the proportion of shipments the Company makes to states with relatively high tax rates, partially offset by the $100,000 reduction of the valuation allowance during the second quarter of 2010. The Company made this reduction, eliminating the valuation allowance, due to the cumulative earnings generated and other evidence available to the Company regarding the realizability of its outstanding NOLs. The tax provision for the first nine months of 2009 varied from the statutory tax rate primarily due to an average state tax rate that results from a relatively high proportion of shipments to states with relatively high tax rates, resulting in a significant apportionment of earnings and related tax liabilities to these jurisdictions; the impact of the Company’s non-deductible expenses, primarily meals and entertainment expenses; and an adjustment of the accrual liability for the WBBC tax accounting due to the filing of the short year final tax return for that entity. See “— Critical Accounting Policies and Estimates” for further discussion related to the Company’s income tax provision and NOL carryforward position as of September 30, 2010.
Liquidity and Capital Resources
     The Company has required capital primarily for the construction and development of its production facilities, support for its expansion and growth plans as they have occurred, and to fund its working capital needs. Historically, the Company has financed its capital requirements through cash flow from operations, bank borrowings and the sale of common and preferred stock. The capital resources available to the Company under its loan agreement and capital lease obligations are discussed in further detail in the 2009 Annual Report, in Item 8, Notes to Financial Statements.
     The Company had $13,000 and $11,000 of cash and cash equivalents at September 30, 2010 and December 31, 2009, respectively. At September 30, 2010, the Company had a working capital deficit totaling $3.6 million, a $1.0 million increase to the deficit as compared with the Company’s working capital position at December 31, 2009. The Company’s debt as a percentage of total capitalization (total debt and common stockholders’ equity) was 18.3% and 24.5% at September 30, 2010 and December 31, 2009, respectively. Cash provided by operating activities totaled $8.3 million and $5.8 million for the nine months ended September 30, 2010 and 2009, respectively.
     Capital expenditures for the first nine months of 2010 were $1.6 million compared with $1.9 million for the corresponding period in 2009. The capital expenditures for both periods were primarily for maintenance projects and continuation of certain projects carried over from prior years. The 2010 capital expenditures include spending on carryover projects from 2009 including the completion of a hot water tank installation at the New Hampshire Brewery. The significant projects for the first nine months of 2009 included approximately $1.0 million expended for projects at the Oregon Brewery, including the installation of four 250-barrel bright tanks, and continuation of outstanding 2008 projects totaling $700,000 at the New Hampshire Brewery, including the water treatment facility, which has enabled the Company to expand the brands produced at that facility.
     On June 8, 2010, the Company and BofA executed a modification to its Loan Agreement effective June 1, 2010 (“Second Amendment”) as a result of the improvement in the Company’s financial position. The significant provisions of the Second Amendment were to reduce the marginal rates for borrowings under the Loan Agreement, reduce the quarterly fees on the unused portion of the Line of Credit, and eliminate the requirements that the Company maintain a minimum asset coverage ratio and provide certain monthly reporting packages to BofA. The Second Amendment largely reversed the effects of the modification agreement executed by BofA and the Company on November 14, 2008 as a result of the Company’s failure to maintain its required financial covenants for the quarter ended September 30, 2008.
     The Company and BofA executed a third modification dated September 30, 2010 (“Third Amendment”) to the Loan Agreement. Pursuant to the Third Amendment, the maximum borrowing availability under the revolving line of credit has been increased, the maturity date of the Line of Credit has been extended, and the marginal rates for borrowing under the Loan Agreement and the quarterly fees on the unused portion of the Line of Credit have been reduced. BofA also consented to the Company’s acquisition of KBC, including the assumption of debt of KBC. Under the Third Amendment, KBC and related entities have been added as guarantors with respect to the Loan Agreement following the closing of the acquisition. As of the effective date of the Third Amendment, the maximum borrowing available under the Line of Credit increased from $15.0 million to $22.0 million and the maturity date for the Line of Credit was extended from January 1, 2013 to September 30, 2015. At September 30, 2010, the Company had no borrowings outstanding under the Line of Credit.
     As of September 30, 2010, the Company’s available liquidity was approximately $22 million, comprised of accessible cash and cash equivalents and further borrowing capacity. At October 1, 2010, after borrowing $6.2 million under the newly expanded Line of Credit primarily to fund the KBC Merger, the Company’s available liquidity was approximately $15.4 million.
     The Company believes that its available liquidity as modified under the Third Amendment is sufficient for its existing operating plans. The Company anticipates that it has sufficient liquidity for the fourth quarter of 2010 between its operating cash flows and its available borrowing capacity to fund its capital expenditures at the necessary levels, including those associated with Kona and certain new projects identified by the Company. The Company has identified opportunities for targeted capital investment in its brewing operations, supply chain management and quality assurance programs that will require the Company to make significant near-term capital expenditures to secure these opportunities. The Company expects total capital expenditures through the fourth quarter of 2011, including maintenance capital expenditures, to be between $9 million and $10 million.
     The Company is in compliance with all applicable contractual financial covenants at September 30, 2010. Under the Loan Agreement, as amended, the Company is required to meet the financial covenant ratios of funded debt to EBITDA, as defined, and fixed charge coverage in the manner and at levels established pursuant to the Loan Agreement. These financial covenants under the Loan Agreement are measured on a trailing four-quarter basis. The definition of EBITDA under the Loan Agreement is EBITDA as adjusted for certain other items specifically identified in either the Loan Agreement or the Third Amendment. For all periods ending subsequent to and including December 31, 2010, the Company is required to maintain a ratio of funded debt to EBITDA, as defined, less than or equal to 3.0 to 1 and a fixed charge coverage ratio in excess of 1.25 to 1.
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
Trend
     During the nine months ended September 30, 2010, the Company has experienced a $1.0 million increase in the working capital deficit; however, this is largely due to the Company deploying cash flows generated from operations to reduce its outstanding borrowings. For the nine months ended September 30, 2010, the Company expended $7.5 million in principal payments and $1.6 million in capital expenditures, partially offset by its generation of $8.3 million in cash flows from earnings adjusted for non-cash activities. The Company anticipates that this trend will be reversed in the fourth quarter due to the KBC Merger, as it funded a significant portion of the purchase price through borrowing under its Line of Credit, as well as the issuance of common stock to the former KBC shareholders, and the spending associated with the capital projects discussed above.
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
     Our critical accounting policies, as described in our 2009 Annual Report, related to goodwill, other intangible assets and long lived assets, refundable deposits on kegs, fair value of financial instruments, revenue recognition and income taxes. There have been no material changes to our critical accounting policies since December 31, 2009, except for the changes described below. The completion of the KBC Merger in the 2010 fourth quarter may cause the Company to reassess the status of certain of these critical accounting policies, including but not limited to, the accounting for goodwill and other intangible assets.
     Income Taxes. The Company records federal and state income taxes in accordance with FASB ASC 740, Income Taxes. Deferred income taxes or tax benefits reflect the tax effect of temporary differences between the amounts of assets and liabilities for financial reporting purposes and amounts as measured for tax purposes as well as for tax NOL and credit carryforwards.
     As of September 30, 2010, the Company’s deferred tax assets were primarily comprised of federal NOL carryforwards of $22.4 million, or $7.6 million tax-effected; state NOL carryforwards of $171,000 tax-effected; and federal and state alternative minimum tax credit carryforwards of $278,000 tax-effected. In assessing the realizability of its deferred tax assets, the Company considered both positive and negative evidence when measuring the need for a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income during the periods in which those temporary differences become deductible. Among other factors, the Company considered future taxable income generated by the projected differences between financial statement depreciation and tax depreciation. At December 31, 2009, based upon the available evidence, the Company believed that it was not more likely than not that all of the deferred tax assets would be realized. The valuation allowance was $100,000 as of December 31, 2009. Based on the cumulative earnings generated and other evidence available to it as of June 30, 2010, the Company recorded a $100,000 reduction of the valuation allowance, eliminating it as of that date.
     The effective tax rate for the first nine months of 2010 was also affected by the impact of the Company’s non-deductible expenses, primarily meals and entertainment and merger-related expenses and an average state tax rate that results from a relatively high proportion of shipments the Company makes to states with relatively high tax rates.
     The Company reached a settlement with the Internal Revenue Service during the second quarter of 2010 over outstanding examination issues associated with the income tax returns for 2007 and 2008 filed by WBBC. The amount associated with this settlement was $86,000, most of which the Company had provided for during 2009.
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
ITEM 4. Controls and Procedures
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
     The Company carries out a variety of on-going procedures under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2010.
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
     The market price of our common stock may decline as a result of the KBC Merger. The market price of our common stock may decline as a result of the KBC Merger for a number of reasons, including if the effect of the KBC Merger on our business and prospects does not meet the expectations of financial or industry analysts or investors.

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
     The process of integrating operations could cause an interruption of, or loss of momentum in, our business and the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the integration of the two companies’ operations could harm our business, results of operations, financial condition or prospects. Among the factors that we considered in connection with our approval of the KBC Merger Agreement were the opportunities for synergies in efficiently utilizing the available production capacity, implementing a national sales strategy and reducing costs associated with duplicate functions. There can be no assurance that these synergies will be realized within the time periods contemplated or that they will be realized at all. There also can be no assurance that our integration with KBC will be successful or will result in the realization of the benefits anticipated by us.
     Our shareholders may not realize a benefit from the KBC Merger commensurate with the ownership dilution they have experienced in connection with the KBC Merger. If we are unable to realize the strategic and financial benefits currently anticipated from the KBC Merger, our shareholders will have experienced dilution of their ownership interests without receiving commensurate benefit.
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
     Our business is sensitive to reductions in discretionary consumer spending, which may result from the prolonged U.S. economic recession. Consumer demand for luxury or perceived luxury goods, including craft beer, is sensitive to downturns in the economy and the corresponding impact on discretionary spending. Through the third quarter of 2010, the overall craft beer segment has continued to grow in the face of the challenging economic environment; however, there is no assurance that it will continue to enjoy growth in future periods as the U.S. economic recession persists. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, job losses and the resultant rising unemployment rate, perceived or actual disposable consumer income and wealth, the current U.S. economic recession and changes in consumer confidence in the economy, could significantly reduce customer demand for craft beer in general, and the products we offer specifically. Certain of our core markets, particularly in the West, have been harder hit by the current economic recession, with job loss and unemployment rates in excess of the national averages. Furthermore, our consumers may choose to replace our products with the fuller-flavored national brands or other more affordable, although lower quality, alternatives available in the market. Any such decline in consumption of our products would likely have a significant negative impact on our operating results.
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
     A-B holds certain rights affecting corporate governance and significant corporate transactions. As of November 1, 2010, A-B owns approximately 32.3% of our outstanding common stock and, under the Exchange Agreement, has the right to appoint two designees to our board of directors and to observe the conduct of all board committees. As a result, A-B is able to exercise significant control and influence over us and matters requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions. This could limit the ability of other shareholders to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control of us. In addition, A-B may have actual or potential interests that differ from our other shareholders. The securities markets may also react unfavorably to A-B’s ability to influence certain matters involving the Company, which may have an adverse impact on the trading price of our common stock.
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
     Operating breweries at production levels substantially below their current designed capacities could negatively impact our financial results. As of September 30, 2010, the annual working capacity of our breweries totaled more than 900,000 barrels. Due to many factors including seasonality and production schedules of various draft products and bottled products and packages, actual production capacity will rarely, if ever, approach full working capacity. We believe that capacity utilization of the breweries will fluctuate throughout the year, and even though we expect that capacity of our breweries will be efficiently utilized during periods when our sales are strongest, there likely will be periods when the capacity utilization will be lower. If we are unable to achieve significant sales growth, the resulting excess capacity and unabsorbed overhead will have an adverse effect on our gross margins, operating cash flows and overall financial performance. We periodically evaluate whether we expect to recover the costs of our production facilities over the course of their useful lives. If facts and circumstances indicate that the carrying value of these long-lived assets may be impaired, an evaluation of recoverability will be performed by comparing the carrying value of the assets to projected future undiscounted cash flows along with other quantitative and qualitative analyses. If we determine that the carrying value of such assets does not appear to be recoverable, we will recognize an impairment loss by a charge against current operations, which could have a material adverse effect on our results of operations.
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
     We are subject to governmental regulations affecting our breweries and pubs. Federal, state and local laws and regulations govern the production and distribution of beer, including permitting, licensing, trade practices, labeling, advertising and marketing, distributor relationships and various other matters. A variety of federal, state and local governmental authorities also levy various taxes, license fees and other similar charges and may require bonds to ensure compliance with applicable laws and regulations. Certain actions undertaken by the Company may cause the Alcohol and Tobacco Tax and Trade Bureau or any particular state or jurisdiction to revoke its license or permit, restricting the Company’s ability to conduct business. One or more regulatory authorities could determine that the Company has not complied with applicable licensing or permitting regulations or has not maintained the approvals necessary for the Company to conduct business within its jurisdiction. If licenses, permits or approvals necessary for our brewery or pub operations were unavailable or unduly delayed, or if any permits or licenses that we hold were to be revoked, our ability to conduct business may be disrupted, which would have a material adverse effect on the Company’s financial position, results of operations and cash flows.
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
     An increase in excise taxes could adversely affect our financial condition and results of operations. The U.S. federal government currently levies an excise tax of $18 per barrel on beer sold for consumption in the United States; however, brewers that produce less than two million barrels annually are taxed at $7 per barrel on the first 60,000 barrels shipped, with the remainder of the shipments taxed at the normal rate. Individual states in which the Company operates also impose excise taxes on beer and other alcohol beverages in varying amounts, which have been subject to change. Federal and state legislators routinely consider various proposals to impose additional excise taxes on the production of alcoholic beverages, including beer. Due in part to the prolonged economic recession and the follow-on effect on state budgets, a number of states are proposing legislation that would lead to significant increases in the excise tax rate on alcoholic beverages for their states. Any such increases in excise taxes, if enacted, would adversely affect our financial condition, results of operations and cash flows.
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
     Loss of income tax benefits could negatively impact our results of operations. As of September 30, 2010, our deferred tax assets were primarily comprised of federal net operating losses (“NOLs”) of $22.4 million, or $7.6 million tax-effected; state NOL carryforwards of $171,000 tax-effected; and federal and state alternative minimum tax credit carryforwards of $278,000 tax-effected. The ultimate realization of deferred tax assets is dependent upon generating taxable income during the periods in which those temporary differences become deductible. To the extent that the Company is unable to generate adequate taxable income for either the remainder of 2010 or in future periods, the Company may be required to record a valuation allowance to provide for potentially expiring NOLs or other deferred tax assets. Any such allowance would generally be charged to earnings in the period of increase.
     A small number of shareholders hold a significant ownership percentage of the Company and uncertainty over their continuing ownership plans could cause the market price of our common stock to decline. As noted above, A-B has a significant ownership stake in the Company. In addition, the founders of Widmer Brothers Brewing Company (“WBBC”) and their close family members own approximately 3.6 million shares of our common stock, which they received in the merger with WBBC. Collectively, as of November 1, 2010, these two groups own 51.2% of the Company’s equity. All of these shares are available for sale in the public market, subject to volume, manner of sale and other limitations under Rule 144 in the case of shares held by any of these shareholders who are affiliates of the Company. Such sales in the public market or the perception that such sales could occur may cause the market price of our common stock to decline.
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
ITEM 6. Exhibits
     The following exhibits are filed as part of this report.
2.1	Agreement and Plan of Merger among Craft Brewers Alliance, Inc., Kona Brewery Co., Inc. and related parties, dated July 31, 2010 (Incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 3, 2010)
10.1	Form of Nonqualified Stock Option Agreement (Executive Officer Grants) for the 2002 Stock Option Plan

10.2	Services Agreement dated January 1, 2009 between the Registrant and Kona Brewery LLC *
10.3	Restated Lease dated as of January 1, 1994 between Smithson & McKay Limited Liability Company and Widmer Brothers Brewing Company
10.4	Amended and Restated Continental Distribution and Licensing Agreement between the Registrant and Kona Brewery LLC dated March 27, 2009 *
10.5	Third Loan Modification Agreement dated September 30, 2010 to the Loan Agreement dated July 1, 2008 between the Registrant and Bank of America, N.A. (Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 6, 2010)
31.1	Certification of Chief Executive Officer of Craft Brewers Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer of Craft Brewers Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
99.1	Press Release dated November 12, 2010

*	— Portions omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission (“SEC”). A complete copy of the agreement has been separately filed with the SEC.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAFT BREWERS ALLIANCE, INC.
November 12, 2010	BY:	/s/ Joseph K. O’Brien
Joseph K. O’Brien
Controller and Chief Accounting Officer