Form 10-K
period 2010-12-31
CRAFT BREWERS ALLIANCE, INC.
filed 2011-04-01
CIK 892222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ______________

Commission File Number 0-26542

CRAFT BREWERS ALLIANCE, INC.
(Exact name of registrant as specified in its charter)

Washington	91-1141254
(State of incorporation)	(I.R.S. Employer Identification Number)
929 North Russell Street Portland, Oregon	97227-1733
(Address of principal executive offices)	(Zip Code)

(503) 331-7270
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, Par Value $0.005 Per Share	Name of Each Exchange on Which Registered The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None.
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company See the definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of the last day of the registrant’s most recently completed second quarter on June 30, 2010 (based upon the closing sale price of the registrant’s Common Stock, as reported by The Nasdaq Stock Market) was $38,964,406. (1)

The number of shares of the registrant’s Common Stock outstanding as of March 17, 2011 was 18,819,053.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates specified information by reference from the proxy statement for the annual meeting of shareholders to be held on May 25, 2011.
___________________
(1) Excludes shares held of record on that date by directors and executive officers and greater than 10% shareholders of the registrant. Exclusion of such shares should not be construed to indicate that any such person directly or indirectly possesses the power to direct or cause the direction of the management or the policies of the registrant.

CRAFT BREWERS ALLIANCE, INC.
FORM 10-K

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

In this report, we refer to Craft Brewers Alliance, Inc. as “we,” “us,” “our,” “the Company,” or “CBA.”

This annual report on Form 10-K includes forward-looking statements. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” ”may,” “plan” and similar expressions or their negatives identify forward-looking statements, which generally are not historical in nature. These statements are based upon assumptions and projections that the Company believes are reasonable, but are by their nature inherently uncertain. Many possible events or factors could affect the Company’s future financial results and performance, and could cause actual results or performance to differ materially from those expressed, including those risks and uncertainties described in “Item 1A. — Risk Factors” and those described from time to time in the Company’s future reports filed with the Securities and Exchange Commission. Caution should be taken not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report.

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

PART I

Item 1. Business

Craft Brewers Alliance, Inc. is an independent, publicly traded craft brewing company, whose present operations reflect the merger of two leading Pacific Northwest craft brewers, Widmer Brothers Brewing Company and Redhook Ale Brewery (“Redhook”) on July 1, 2008. CBA acquired the operations of Kona Brewing Co., Inc, and related entities, including the Kona Brewery LLC (“Kona”) on October 1, 2010.

When Kurt & Rob Widmer founded their company in 1984, they sought to create innovative beers that expanded upon the style guidelines of that time. Widmer Brothers brands are craft beers created with a unique and unconventional twist on traditional styles that are award winning and consumed by a wide range of craft beer lovers.

Redhook began operations in a former Seattle transmission shop in 1981, and those colorful roots remain reflected in the Redhook brand’s personality. The Redhook brands are well-balanced beers that are favorably received critically and by beer drinkers across the United States.

Kona Brewing Co. Inc. was founded in 1995 by a father and son with dreams of crafting quality beer as ‘liquid aloha’ for the locals. As the largest craft brewery in Hawaii, the company personifies the laid-back, passionate lifestyle and environmental respect of the Hawaiian people and culture.

CBA owns and operates four production breweries with adjacent restaurants or pubs: one that is Widmer Brothers-branded in Portland, Oregon; two that are Redhook-branded, in Woodinville, Washington and Portsmouth, New Hampshire; and a Kona-branded facility in Kona, Hawaii. The Company also operates a small pilot brewpub-style brewery in Portland, Oregon that is Widmer Brothers-branded and several Kona-branded restaurants and pubs on the Hawaiian Islands. We believe that CBA’s production capacity is of high quality and that the Company is one of only a handful of domestic craft brewers that own and operate substantial production facilities in both the western and eastern regions of the United States. We are focused on delivering to our target markets the freshest and highest quality beers, while fulfilling channel demand from the most efficient and environmentally friendly sources available.

CBA produces a variety of specialty craft beers using a mix of traditional and innovative brewing methods, using only high-quality hops, malted barley, wheat, rye and other natural ingredients. Our beers are divided into three brand families: Widmer Brothers, Redhook and Kona Brewing. See “Beers” below. In addition, the Company has sales and marketing relationships with Fulton Street Brewing, LLC (“FSB”) of Chicago, Illinois, which brews malt beverages under the brand name Goose Island Beer Company. The Company also currently holds a minority equity interest in FSB.  See Item 8, Note 17, Subsequent Events, for a discussion of the pending sale of this interest to Anheuser-Busch, Incorporated (“A-B”).

The Company’s products are widely distributed in the United States in all major retail channels through a distribution agreement with A-B. During 2010, the Company sold its products in 48 states. See “Distribution – Relationship with A-B” below.

Merger Activities
On November 13, 2008, the Company entered into an Agreement and Plan of Merger with WBBC that was subsequently amended on April 30, 2008. On July 1, 2008, the merger with WBBC with and into the Company was consummated (the “WBBC Merger”). As a result of the WBBC Merger, the Company acquired all of the assets, rights, privileges, properties, franchises, liabilities and obligations of WBBC. In connection with the WBBC Merger, Craft Brands Alliance, LLC (“Craft Brands”), a sales and marketing joint venture between the Company and WBBC, was terminated, with all assets and liabilities merged with and into the Company effective July 1, 2008.

As of July 31, 2010, the Company, KBC including Kona, KBC’s shareholders, and related entities entered into an agreement and plan of merger (the "KBC Merger Agreement”). As of October 1, 2010 (the “effective date”), the merger was completed and Kona Brewing Co., Inc. merged with and into a wholly owned subsidiary of the Company (the “KBC Merger”). The KBC Merger Agreement was filed as Exhibit 2.1 to the Company’s Form 8-K filed on August 3, 2010. Now a wholly owned subsidiary of the Company, Kona continues to own and operate its brewery located in Kailua-Kona, Hawaii.

We believe that CBA, as it is currently constituted, should be able to secure advantages beyond those that have already been achieved in its long-term strategic relationship with KBC by supporting the Kona Brewing brand family of products with increased financial, marketing and operating capabilities, allowing the Kona Brewing brand to reach more consumers in both Hawaii and the U.S. mainland. This acquisition increases the breadth and variety of the Company’s brand offerings, creating favorable selling opportunities in a greater number of lucrative markets.

Industry Background
The Company is a brewer in the craft brewing segment of the U.S. brewing industry. The domestic beer market is comprised of ales and lagers produced by large domestic brewers, international brewers and craft brewers. Shipments of craft beer in the United States in 2010 are estimated by industry sources to have increased by approximately 11.4% over 2009 shipments, up from the 7.2% shipment increase for 2009 from 2008. Although the overall domestic beer market experienced a decrease in 2010, the craft beer segment continued its upward trajectory and captured market share from the rest of the domestic market. Craft beer shipments in 2010 and 2009 were approximately 4.9% and 4.3%, respectively, of total beer shipped in the United States. Approximately 9.9 million barrels and 8.9 million barrels were shipped in the United States by the craft beer segment during 2010 and 2009, while total beer sold in the United States including imported beer was 203.6 million barrels and 205.8 million barrels, respectively. Compared with the other segments of the U.S. brewing industry, craft brewing is a relative newcomer. Twenty years ago, Redhook and WBBC were among the approximately 200 craft breweries in operation. At the end of 2010, the number of craft breweries in operation had grown to 1,700.

The recent competitive environment has been characterized by two divergent trends; the number and diversity of craft brewers have significantly increased while simultaneously the national domestic brewers have acquired or been acquired by other national domestic and international brewers, spurring consolidation in the quest for market share and penetration into emerging global markets. Foreign brewing conglomerates have also entered the merger and acquisition market. This trend culminated with SABMiller and Molson Coors creating a joint venture, merging their U.S. operations as MillerCoors to better compete with market leader A-B. MillerCoors was momentarily the world’s largest brewer by volume, until InBev’s acquisition of A-B, which was consummated in the fourth quarter of 2008. According to industry sources, A-B and MillerCoors accounted for more than 80 percent of total beer shipped in the United States, including imports, in 2010.

The strength of consumer demand for craft beer has enabled certain craft brewers, such as CBA, to grow from microbreweries or brewpubs into regional and national craft brewers by constructing larger breweries while still adhering to the brewing methods that typically characterize the craft brewing segment. Industry sources estimate that craft beer produced by regional and national specialty brewers, such as CBA, account for approximately two-thirds of total craft beer sales. Some craft brewers have sought to take advantage of growing consumer demand and excess industry capacity, when available, by contract brewing at underutilized facilities.

Business Strategy
CBA strives to be the preeminent specialty craft brewing company in the United States by brewing authentic, distinct craft beers that suit the active lifestyles of our drinkers for the greatest number of events and occasions.

The central elements of our business strategy include:

Production of high-quality craft beers. CBA is committed to the production of a variety of distinctive, flavorful craft beers. We brew our craft beers using both traditional European brewing styles and methods as adapted by American craft brewing innovation and invention, using only high-quality ingredients to brew in company-owned and operated breweries or through collaboration with accomplished and expert brewing partners. The Company does not intend to compete directly in terms of the production style, pricing or extensive mass-media advertising typical of large national brands.

Offering a full complement of beers through a robust collection of brand families. CBA has established a collection of brand families to enable it to match individual brands to a variety of preferences exhibited at the local and regional level. We expect this approach to enable us to deploy brands that will appeal to the idiosyncrasies exhibited within the diversity of local markets throughout the United States. Through the taste profiles and brand awareness created by CBA, customers are able to forge a strong relationship with the targeted brands. The breadth of our product offerings also provides consumers with the opportunity to match their mood, surroundings and activities with a product in CBA’s brand families.

Strategic distribution relationship with the A-B distribution network and A-B. Since October 1994, CBA has maintained a distribution relationship with A-B, pursuant to which the Company distributes its products in substantially all of its markets through A-B’s wholesale distribution network. A-B’s domestic network consists of more than 525 independent wholesale distributors, most of which are geographically contiguous, and 12 wholesale distributors owned and operated by A-B. This distribution relationship with A-B has offered efficiencies in logistics and product delivery, state reporting and licensing, billing and collections. We have realized these efficiencies while maintaining full autonomy over the production, sales and marketing of our products as an independent company. Recent developments in the relationship between A-B and its independent wholesalers have led to an increase in craft and specialty brewers with access to this channel, diminishing the benefit to the Company of its relationship.

Control of production. At December 31, 2010, CBA owned and operated all of its breweries to optimize the quality and consistency of its products and to achieve greater control over its production costs. We may engage third party brewers to provide contract brewing from time to time to further expand our packaging and brand offerings. We believe that maximizing the production under CBA’s direct ownership and through selection of accomplished and expert partners is critical to our success. We believe that our ability to engage in ongoing product innovation and to control product quality provides critical competitive advantages. CBA’s highly automated breweries are designed to produce beer in smaller batches relative to the national domestic brewers, thereby maximizing its ability to brew a wide variety of brand offerings. The Company believes that its investment in brewing and logistic technologies enables it to optimize employee productivity, contain related operating costs, and consistently produce innovative beer styles and tastes, while achieving the production flexibility afforded by its brewing configuration, with minimal loss of efficiency and enhanced process reliability.

Sales and marketing efforts focused on identifying and monetizing profitable channel opportunities. We believe that CBA is able to use the sales and marketing skills of its diverse talent pool and to leverage the complementary brand families and product offerings to create a unique identity in the distribution channel and with the consumer. We believe that the combination of the complementary brand families promoted by one integrated sales and marketing organization not only delivers financial benefits but also delivers greater impact at the point of sale. We focus our brand families and product offerings on those markets and regions that represent the most significant opportunities from the standpoint of profitability and sales growth.

Passion for the Craft Beer Culture. The founders of our various craft beer companies all share a passion for craft beers and the community of drinkers that enjoy them. We promote a set of core values in our business, including developing the highest quality beers, operating with integrity, and minimizing our impact on our natural environment. These core values attract employees who are enthusiastic and knowledgeable about the beers that CBA makes and sells. To preserve these values, we seek to promote from within and empower our employees to innovate and improve processes so that CBA is always at the forefront of the craft beer industry. The energy and passion of our employees allow CBA to successfully execute our business strategy, enhance brand loyalty and strengthen the bonds with our customers.

Promotion of products. We promote our products through a variety of advertising programs; by training and educating wholesalers and retailers about our products; through promotions at local festivals, venues, and pubs; by utilizing our restaurants and pubs; and through price discounting. CBA’s principal advertising programs include television, radio, billboards, print advertising (magazines, newspapers, industry publications) and social media. CBA also markets its products to distributors, retailers and consumers through a variety of specialized training and promotional methods. Our communications with distributors and retailers focus on the brewing process, the craft beer segment and our brand families and product offerings and dissemination of point of sale and promotional support items, such as in-store and signage displays. The promotional methods for our consumers focus on hosting sampling sessions of CBA’s draft products in pubs and restaurants, designing and hosting beer dinners, using promotional items including tap handles, glassware and coasters, and participating in local festivals and sports venues to increase brand name recognition. In addition, CBA’s production breweries integrate pubs and retail outlets, offering guided tours of the breweries to further increase consumer awareness of the Company’s brands.

CBA enters into a mix of advertising and promotion programs where the entire program is funded by CBA, and co-operative programs where the Company’s efforts are matched with an investment by a local distributor. Co-operative programs align our interests with those of the wholesaler while leveraging the knowledge and market intelligence held by the wholesaler. Sharing these efforts with a wholesaler helps us to amplify our investment in advertising programs and gives the participating wholesaler a vested interest in the program’s success.

Beers
We produce a variety of specialty craft beers using traditional European brewing methods adapted by American innovation and invention. CBA brews its beers using primarily hops, malted barley, wheat, rye and other natural and traditional ingredients. The Company’s brands are marketed in a variety of ways, from the distinctive flavor profiles and the use of a mixture of traditional and innovative brewing methods and ingredients to the high-quality authenticity of the beers that comprise the CBA portfolio. To help maintain full flavor, CBA’s products are not pasteurized. CBA distributes its products in glass bottles and kegs, but has also packaged certain brands in cans to highlight specific characteristics of that brand. In 2009, the Company introduced a 5-liter steel can package to give consumers a draft experience at home and will be introducing a 12-ounce aluminum can for a Redhook brand to suit the Redhook consumers’ active lifestyles. The Company applies a freshness date to its products for the benefit of wholesalers and consumers.

Our beers are divided into three brand families: Widmer Brothers, Redhook, and Kona Brewing.

Within each brand family, we have created several types and styles of offerings to communicate with the myriad of consumer taste preferences. CBA has created year round brands and flagship brands that define the brand family’s identity with the loyal consumer for that brand family. These are the brands that consumers principally think of when they think of the brand family, and generally are always available to the consumer. The year round and flagship brands are types of beers that consumers can always relate to and create a strong bond with the brand.

Seasonal brand offerings give the consumer something new and exciting on the grocery shelf or at the pub or bar. These brand offerings can be paired to match the seasonal change in weather, specific events (e.g. Oktoberfest) or popular activities, but then are replaced with a new offering when the season or conditions change. These brands allow our brewers to experiment and innovate with ingredients and brewing styles. Each of the brand families has developed a wide range of premium brands that are offered exclusively at its restaurants and pubs.

Given the long relationship that consumers have with each of the brand families, we have also developed a select group of super-premium high-end and luxury series of beers for these brand families that are brewed, bottled and packaged in a manner befitting the unique nature of the beers. Our high-end brands are marketed toward the beer connoisseur, a rapidly emerging class of consumer within the craft beer segment. We have deliberately limited the shipment volumes associated with these high-end and luxury beers to retain the rarity and uniqueness of these beers to the connoisseur community. Some of the beers within this category, including our brands, compete directly with the higher-end wine segment.

The brands within each of the brand families are categorized below, with details provided for key year round contributors within each of the families. These brands are usually offered both in draft and packaged formats.

Widmer Brothers’ Beers

The Widmer Brothers beers are unique interpretations of classic beer styles meant to expand beer drinkers’ perceptions of these styles. The Widmer Brothers beers frequently use newly developed hop varieties and unusual ingredients in their recipes. Key brands within the Widmer Brothers brand family are:

Widmer Brothers Hefeweizen. The top selling beer within the brand family is a golden, cloudy wheat beer with a pronounced citrus aroma and flavor. This beer is intentionally left unfiltered to create its unique appearance and flavor profile and is usually served with a lemon slice to enhance the beer’s natural citrus notes. This beer’s relatively low alcohol content by volume makes it perfect for consumption as a session beer. Its most recent award, among many, was the 2008 World Cup Gold medal winner for the American-style Hefeweizen category.

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

Other Year Round Brands	Seasonal Offerings

Drop Top Amber Ale – 2008 GABF Gold Medal Winner	Citra Blonde – A very smooth, light, refreshing beer for summer time. Features Citra hops.
Rotator India Pale Ale (“IPA”) series – Four different IPA recipes highlighting different hop characteristics and styles rotated throughout the year.	Okto – Full bodied with malty flavor containing floral aroma and finish. Available late Summer and Fall
W Series – Designed to demonstrates our brewers’ creativity, brewing a variety of styles. Available Winter to early Summer

Brothers’ Reserve – This brand is the super-premium high-end offering for the Widmer Brothers brand, with only two offerings a year. The beers chosen for this brand reflect the passion and uniqueness of the Widmer brothers and are extremely limited, with the promise that any style brewed under this brand will not be brewed again. The brand is focused on the knowledgeable and enthusiastic beer lover who is looking for something exclusive, rare and collectible.

Series 924 – Named for the Oregon Brewery’s street number, the beers in this brand are made for those who share our passion for the art of brewing and the taste for authentic beers. Initial beers in the 924 Series include the Nelson Imperial IPA and the Pitch Black IPA, which is a Pacific Northwest twist on a traditional IPA brewed in the style of a Cascadian Dark, an emerging style. Beers in this brand will be offered as a draft product and as a four pack for bottles.

Redhook Beers

The Redhook family is comprised of beers with character reflecting big taste profiles that push style boundaries without being over the top. Even as the brand family turns 30, it is a brand targeted at the age 21 - 35 demographic of craft beer drinkers. Key brands within the Redhook family are:

Long Hammer IPA (“Long Hammer”). Long Hammer is the top-selling beer within the brand family and is a premium English pub-style bitter ale with a bold hop aroma and profile that is not overpoweringly bitter.

Redhook ESB (“ESB”). ESB is modeled after the premium Extra Special Bitters found in classic English pubs. ESB is a rich, full bodied amber ale with a smooth flavor profile featuring toasted malts and a pleasant finishing sweetness.

Other Year Round Brands	Seasonal Offerings

Big Ballard Imperial IPA –A rich, deep golden and very assertive hop character and aroma. Brewed for the diehard IPA fan.	Mudslinger Spring Ale – A medium bodied Nut Brown ale with a fresh aroma. Available late Winter and Spring.
Copperhook Ale – A brilliant copper colored ale with distinctive caramel notes, and a clean refreshing finish.	Winterhook Winter Ale – Red chestnut in color, full bodied and a toasty, complex profile. Available late Fall and Winter.

Blueline Series – This brand is the high-end offering from the Redhook brand family for the West Coast beer drinker. These beers are hand crafted by the brewers and will only be available on draft at the pub at the brewery in Woodinville, Washington ("Washington Brewery") as well as select restaurants and public houses in the Seattle, Washington area, and as a 22-ounce bottle at exclusive bottleshops and at the Washington Brewery. The styles selected for this brand will be drawn from the brewers reaching back into the vault of recipes that Redhook has created during its three decades of operations, as well as new experiments and twists on the familiar.

Brewery Backyard Series – This brand is produced at our Portsmouth, New Hampshire Brewery (“New Hampshire Brewery”) as a draft product available only at the brewery’s pub and at select local establishments. These premium beers are experimental in nature and designed to appeal to craft beer connoisseurs and the community of self-described beer geeks.

Kona Brewing Beers

The Kona Brewing brand family is comprised of beers that deliver the authentic essence of the Hawaiian Islands that is “Always Aloha”. The Aloha Series in the Kona Brewing brand family uses ingredients that are unique to the Islands. Key brands within the Kona brand family are:

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

Aloha Series – Seasonal Offerings

Koko Brown Ale (“Koko”). Available Spring 2011 on the West Coast. Koko is an American brown ale, a deep amber color with rich mahogany hues. This ale has a smoky, roasted nut aroma and flavor, with a coconut twist.

Pipeline Porter (“Pipeline”). Available Fall and Winter. Pipeline is smooth and dark with distinctive, roasty aroma and earthy flavor. This ale is brewed with fresh 100% Kona coffee to impart a rich complexity not found in many beers.

Wailua Wheat (“Wailua”). Available late Spring and Summer. Wailua is a golden, sun colored ale with a bright, citrusy flavor. This beer is brewed with a touch of tropical passion fruit to impart a slightly tart and crisp finish.

New Products and Brands. In an effort to stay ahead of shifting consumer style and flavor preferences, we routinely analyze consumer trends and behavior, trends in other food and beverage segments, and our brand families and product offering to identify beer styles or consumer taste preferences that appear to be under served or not currently addressed. After identifying a potential new product offering, we attempt to determine whether we may have offered this style in a previous incarnation, either on a one-time basis or as a limited run seasonal. When CBA determines that it has previously brewed this style or taste profile, the Company’s marketing department may adapt the brand identity, including the associated packaging, to align the identity with the stated consumer preference. These beers may begin as draft-only offerings and many are offered exclusively at one of our pubs or restaurant. Several of CBA’s current offerings, including Drifter, were developed through this process. In the case where the Company has not brewed this style or taste profile in the past, it may use its pilot brewing system to create an experimental or new beer. We may then offer this experimental or new brew directly to consumers through on-premise test marketing at our own pubs and at exclusive retail sites or we may refine this product through customer preference and focus group testing. If the initial consumer reception of an experimental or new brew appears to meet the desired taste profile, CBA develops a brand identity to solidify the consumer perception of the product. Drop Top is an example of a product offering developed by the Company in this manner. We believe that our continued success is based on our ability to be attentive and responsive to consumer desires for new and distinctive tastes, and our capacity to meet these desires with original and novel taste profiles while maintaining consistently high product quality.

Contract Brewing. Beginning in the third quarter of 2009, CBA executed a contract brewing arrangement under which the Company will produce beer in volumes and per specifications as designated by a third party. During 2010, CBA shipped more than 23,000 barrels under this contract arrangement, and the Company anticipates that the volume of this contract may approach 35,000 barrels for 2011, although the third party may designate greater or lesser quantities per the terms of the contract. During the fourth quarter of 2010, CBA executed a three-year contract brewing arrangement with FSB, under which the Company will produce beer at its New Hampshire Brewery in volumes and per specifications as designated by FSB. We anticipate that the volume of this contract may approximate 25,000 to 30,000 barrels per year, with shipments under this arrangement beginning in the first quarter of 2011. CBA continues to evaluate other operating configurations and arrangements, including expansion of its contract brewing operations, to improve the utilization of its production breweries at a faster rate.

Brewing Operations
The Brewing Process. Beer is made primarily from four natural ingredients: malted grain, hops, yeast and water. The grain most commonly used in brewing is barley. CBA uses the finest barley malt, using predominantly strains of barley having two rows of grain in each ear. A broad assortment of hops may be used as some varieties best confer bitterness, while others are chosen for their ability to impart distinctive aromas to the beer. Most of the yeasts used to conduct fermentation of beer are of the species Saccharomyces cerevisiae, a top-fermenting yeast used in ale production, or of the species Saccharomyces uvarum, a bottom-fermenting yeast used to produce lagers.

The brewing process begins when the malt supplier soaks the barley in water, thereby initiating germination, and then dries and cures the grain through kilning. This process, referred to as malting, breaks down protein so that starches in the grain can be easily extracted by the brewer. The malting process also imparts color and flavor characteristics to the grain. The cured grain, referred to as malt, is then sold to the brewery. At the brewery, various malts are cracked by milling, and mixed with warm water. This mixture, or mash, is heated and stirred in the mash tun, allowing the simple carbohydrates and proteins to be converted into fermentable sugars. Naturally occurring enzymes facilitate this process. The mash is then strained and rinsed in the lauter tun to produce a residual liquid, high in fermentable sugars, called wort, which then flows into a brew kettle to be boiled and concentrated. Hops are added at various stages in the process to impart bitterness, balance and aroma. The specific mixture of hop types used further affects the flavor and aroma of the beer. After the boil, the wort is strained and cooled before it is moved to a fermentation cellar, where specially-cultured yeast is added to induce fermentation. During fermentation, the sugars from the wort are metabolized by the yeast, producing carbon dioxide and alcohol. Some of the carbon dioxide is recaptured and absorbed back into the beer, providing a natural source of carbonation. After fermentation, the beer is cooled for several days while the beer is clarified and full flavor develops. Filtration, the final step for a filtered beer, removes unwanted yeast. At this point, the beer is in its peak condition and ready for bottling or keg racking. The entire brewing process of ales, from mashing through filtration, is typically completed in 14 to 21 days, depending on the formulation and style of the product being brewed.

Brewing Facilities. CBA uses highly automated brewing equipment at its four production breweries and also operates a smaller, manual brewpub-style brewing system.

As a result of the KBC Merger, CBA acquired a brewery located in Kailua-Kona, Hawaii (“Hawaiian Brewery”). The Hawaiian Brewery is comprised of a 25-barrel combination mash and laurter tun 25-barrel wort kettle, 25-barrel whirlpool kettle; 12 fermenters ranging in size from 20 barrels to 80 barrels; and five bright tanks ranging in size from 30 barrels to 80 barrels. During 2010, the Hawaiian Brewery installed a 229-kilowatt photovoltaic solar energy generating system to supply approximately 50 percent of its energy requirements through renewable energy.

CBA owns and operates the New Hampshire Brewery, which employs a 100-barrel mash tun, lauter tun, wort receiver, wort kettle, whirlpool kettle; four 70,000-pound and two 35,000-pound grain silos; nine 100-barrel, two 200-barrel and 34 400-barrel fermenters; four 400-barrel, two 200-barrel, one 600-barrel and one 130-barrel bright tanks, and an anaerobic waste-water treatment facility that completes the process cycle.

CBA owns and operates two breweries in Portland, Oregon. These breweries are its largest capacity production brewery (“Oregon Brewery”) and its pilot brewing system at the Rose Quarter (“Rose Quarter Brewery”). The Oregon Brewery consists of a 230-barrel mash tun, lauter tun, wort receiver, wort kettle, whirlpool kettle; two 100,000-pound and two 25,000-pound grain silos; six 1,000-barrel, six 1,500-barrel and six 750-barrel fermenters as well as 14 smaller fermenters; and five 200-barrel, eight 250-barrel and three 160-barrel bright tanks. The Rose Quarter Brewery is CBA’s smallest brewery with a 10-barrel mash tun, lauter tun, wort receiver, wort kettle, whirlpool kettle; three 10-barrel fermenters; and a 10-barrel bright tank.

CBA owns and operates the Washington Brewery, which is located in Woodinville, Washington, a suburb of Seattle. The Washington Brewery employs a 100-barrel mash tun, lauter tun, wort receiver, wort kettle, whirlpool kettle; five 70,000-pound, one 35,000-pound and two 25,000-pound grain silos; two 100-barrel, fifty-four 200-barrel and ten 600-barrel fermenters; and two 300-barrel and four 400-barrel bright tanks.

Packaging. CBA packages its craft beers in bottles, kegs and 5-liter steel cans for the Hefeweizen brand. All of CBA’s production breweries, with the exception of the Hawaiian Brewery, have fully automated bottling and keg lines. The bottle filler at all of the breweries utilizes a carbon dioxide environment during bottling ensuring that minimal oxygen is dissolved in the beer, extending the shelf life. At the Oregon Brewery, CBA has installed a keg-filling line that is capable of racking 300 kegs per hour. In 2010, the Company implemented a lighter-weight bottle design that reduces CBA’s shipping costs and improves its carbon footprint. During 2011, CBA will launch new packaging for the Redhook brand family, including a unique glass bottle for all of the brands offered off premise and, exclusively for Copperhook Ale, a 12 fluid ounce aluminum can. The Company offers an assortment of packages to highlight the unique characteristics of each of its beers and to provide greater opportunities for customers to drink CBA’s beers in more locations, events and occasions, matching the active lifestyles and preferences of a greater number of CBA’s consumers.

Quality Control. The Company monitors production and quality control at all of its breweries, with central coordination at the Oregon Brewery. All of the breweries have an on-site laboratory where microbiologists and lab technicians supervise on-site yeast propagation, monitor product quality, test products, measure color and bitterness, and test for oxidation and unwanted bacteria. CBA also regularly utilizes outside laboratories for independent product analysis.

Ingredients and Raw Materials. CBA currently purchases a significant portion of its malted barley from two suppliers and its premium-quality select hops, mostly grown in the Pacific Northwest, from competitive sources. CBA also periodically purchases small lots of hops from global locales, such as New Zealand and Western Europe, which it uses to achieve a special hop character in certain of its beers. In order to ensure the supply of the hop varieties used in its products, CBA enters into supply contracts for its hop requirements. We believe that comparable quality malted barley and hops are available from alternate sources at competitive prices, although there can be no assurance that pricing would be consistent with our current arrangements. We currently cultivate our own Saccharomyces cerevisiae yeast supply and maintain a separate, secure supply in-house. CBA has access to multiple competitive sources for packaging materials, such as labels, six-pack carriers, crowns, cans and shipping cases.

Distribution
The Company’s beers are available for sale directly to consumers in draft and bottles at restaurants, bars and liquor stores, as well as in bottles at supermarkets, warehouse clubs, convenience stores and drug stores. Like substantially all craft brewers, CBA’s products are delivered to these retail outlets through a network of local distributors whose principal business is the distribution of beer and, in some cases, other alcoholic beverages, and who traditionally have distribution relationships with one or more national beer brands. CBA offers directly to consumers both draft and packaged beers at three of its four on-premise retail establishments located at CBA’s production breweries, and draft beers at its restaurants and pubs located on the Hawaiian Islands. The Forecasters Public House and the Cataqua Public House at the Washington Brewery and the New Hampshire Brewery, respectively, offer Redhook-branded beers. The Gasthaus Pub and Restaurant at the Oregon Brewery offers Widmer Brothers-branded beers. The restaurant adjacent to the Hawaiian Brewery and two other pubs operated by KBC on the island of Oahu offer Kona-branded beers on draft.

The Company’s products have been distributed in 48 of the 50 states for more than a decade, primarily pursuant to a master distribution agreement with A-B that allows CBA access to A-B’s national distribution network. The current master distribution agreement for Widmer Brothers-, Redhook- and Kona-branded products was signed in 2004 (as amended, the “A-B Distribution Agreement”). Substantially all of CBA’s products distributed in the United States by a wholesaler are currently distributed pursuant to the A-B Distribution Agreement.

For additional information regarding CBA’s relationship with A-B, see “Relationship with A-B” below.

A-B distributes its products throughout the United States through a network of more than 525 independently owned and operated wholesale distributors, most of whom are geographically contiguous, and 12 wholesale distributors owned and operated directly by A-B. We believe that the typical A-B distributor is financially stable and has both a long-standing presence and a substantial market share of beer sales in its territory. According to industry sources, A-B’s products accounted for 48.6% of total beer shipped by volume in the United States in 2010.

The Company’s relationship with A-B and the associated A-B alliance wholesaler network garnered CBA access to comprehensive distribution throughout the United States. CBA was the first and is the largest independent craft brewer to have a formal distribution agreement with a major U.S. brewer. Management believes that CBA’s competitors in the craft beer segment generally negotiate distribution relationships separately with distributors in each locality and, as a result, typically distribute through a variety of wholesalers representing differing national beer brands with uncoordinated territorial boundaries.

In 2010 and 2009, CBA sold approximately 574,900 barrels and 573,200 barrels, respectively, to A-B through the A-B Distribution Agreement, accounting for 94.6% and 97.6%, respectively, of the Company’s shipment volume for the corresponding periods.

Relationship with Anheuser-Busch, Incorporated
In July 2004, CBA executed three agreements with A-B, the A-B Distribution Agreement, an exchange and recapitalization agreement (as amended, the “Exchange Agreement”), and a registration rights agreement, which collectively represent the framework of its current relationship with A-B. On July 1, 2008, CBA and A-B entered into a Consent and Amendment Agreement pursuant to which A-B consented to the WBBC Merger, and the A-B Distribution Agreement and the Exchange Agreement were amended to reflect the effects of the WBBC Merger and to revise pricing under the A-B Distribution Agreement. As discussed below, the A-B Distribution Agreement was amended in August 2010 to exempt qualifying shipments from certain fees for the next five years.

Pursuant to the Exchange Agreement, A-B is entitled to designate two members of the board of directors of the Company. A-B also generally has the contractual right to have one of its designees observe each committee of the board of directors of the Company. The Exchange Agreement also contains limitations on the Company’s ability to take certain actions without A-B’s prior consent, including but not limited to the Company's ability to issue equity securities or acquire or sell assets or stock, amend its Articles of Incorporation or bylaws, grant board representation rights, enter into certain transactions with affiliates, distribute its products in the United States other than through A-B or as provided in the A-B Distribution Agreement, or voluntarily delist or terminate its listing on the Nasdaq Stock Market. Further, if the A-B Distribution Agreement is terminated, A-B has the right to solicit and negotiate offers from third parties to purchase all or substantially all of the assets or securities of the Company or to enter into a merger or consolidation transaction with the Company and the right to cause the board of directors of the Company to consider any such offer.

The A-B Distribution Agreement provides for the distribution of Widmer Brothers-, Redhook-, and Kona Brewing branded beers in all states, territories and possessions of the United States, including the District of Columbia and all U.S. military, diplomatic, and governmental installations in a U.S. territory or possession. Under the A-B Distribution Agreement, CBA has granted A-B the right of first refusal to distribute the Company’s products, including any new products. The Company is responsible for marketing its products to A-B’s distributors, as well as to retailers and consumers. The A-B distributors then place orders with CBA through A-B for the Company’s products, except for those states where state law requires CBA to sell directly to the wholesaler, such as in Washington state. The Company separately packages and ships these orders in refrigerated trucks to the A-B distribution center closest to the distributor or, under certain circumstances, directly to the distributor.

Beginning in 2008, A-B modified the restrictions around its program associated with its decade-long policy of rewarding financial incentives to those wholesalers and distributors that exclusively distributed products within the A-B brand family and its allies, including CBA’s products. Introduced in 1996, the program was designed to create ”100 percent share of mind” of the core A-B brands and create barriers of entry for rival brands. However, with the increasing market share and resulting financial significance of the specialty and craft beer segments, wholesalers and distributors negotiated with A-B to allow them to carry a small volume of specialty and local craft brands without forgoing all of the financial incentives associated with the exclusivity program. Media reports indicated that at the height of this program, 70 percent of A-B sales were made through wholesalers and distributors carrying only the A-B and alliance brands, but this amount has steadily declined to its present level of under 60 percent. Under the current version of the program, a second tier is available for those wholesalers and distributors who carry up to three percent of their volume in competitive beer brands and non-alcohol brands, allowing them to retain some of the financial incentives as an aligned A-B wholesaler or distributor. This modification has led to increased direct competition as many specialty, regional and local craft brewers are able to access the distribution channels through which CBA markets its products.

The A-B Distribution Agreement has a term that expires on December 31, 2018, subject to automatic renewal for an additional ten-year period unless A-B provides written notice of non-renewal to the Company on or prior to June 30, 2018. The A-B Distribution Agreement is also subject to immediate termination, by either party, upon the occurrence of certain events, including the following:

•
A material default by the other party in the performance of the A-B Distribution Agreement or any other agreement between the parties, provided written notice is given to the other party and that such notice was given a specified number of days prior to terminating the A-B Distribution Agreement;

•	the assignment of the other party’s assets for the benefit of creditors;

•
the appointment of a trustee, receiver or similar officer of any court for the other party or for a substantial part of the property of the other party, provided that the appointment is not terminated within 60 days;

•	the commencement of bankruptcy, reorganization, insolvency or liquidation proceedings by or against the other party, provided that the proceedings are not dismissed within 90 days; or

•	any material misrepresentation made by the other party under or in the course of performance of the A-B Distribution Agreement or any other agreement between the parties.

Additionally, the A-B Distribution Agreement may be terminated by A-B, upon six months’ prior written notice to the Company, upon the occurrence of any of the following events:

•
the Company engages in certain incompatible conduct that is not cured to A-B's satisfaction (at A-B’s sole discretion) within 30 days. Incompatible conduct is defined as any act or omission of the Company that, in A-B’s opinion, damages the reputation or image of A-B or the brewing industry;

•	any A-B competitor or affiliate thereof acquires 10% or more of the outstanding equity securities of the Company, and that entity designates one or more persons to the Company’s board of directors;

•	the Company’s current chief executive officer ceases to function in that role or is terminated, and a satisfactory successor, in A-B’s opinion, is not appointed within six months;

•	the Company is merged or consolidated into or with any other entity or any other entity merges or consolidates into or with the Company without A-B’s prior approval; or

•
A-B, its subsidiaries, affiliates, or parent, incur any obligation or expense as a result of a claim asserted against them by or in the name of the Company, its affiliates or shareholders, and the Company does not reimburse and indemnify A-B and its corporate affiliates on demand for the entire amount of the obligation or expense.

As of December 31, 2010 and 2009, A-B owned approximately 32.2% and 35.5%, respectively, of the Company’s Common Stock outstanding.

On March 27, 2011, the Company and A-B signed a binding term sheet, under which, upon closing of the pending sale of the Company’s minority equity interest in FSB, the Exchange Agreement and A-B Distribution Agreement would be amended. See Item 8, Note 17, Subsequent Events, for a discussion of this term sheet, and Item 7, “Management Discussion and Analysis – Overview” for a discussion of its anticipated impact on the Company’s financial results.

Fees. Generally, CBA pays the following fees to A-B in connection with the sale of the Company’s products:

Margin. In connection with all sales through the A-B Distribution Agreement, CBA pays a Margin fee to A-B (“Margin”). For the first nine months of 2010 and all of 2009, the Margin applied to all product shipments, except for those made under its contract brewing arrangements and from its retail operations and dock sales. The A-B Distribution Agreement also provides that CBA shall pay an additional fee to A-B on all shipments that exceed specified shipments levels as established in the A-B Distribution Agreement, (together with Margin, “Total Margin”). On August 12, 2010, CBA entered into an amendment to the A-B Distribution Agreement with A-B that exempts certain product sales from Total Margin beginning in the fourth quarter of 2010, with the exemption to be phased out over a five-year period. For the years ended December 31, 2010 and 2009, the Company paid a total of $5.6 million and $5.8 million, respectively, related to Total Margin. These fees are reflected as a reduction of sales in CBA’s consolidated statements of income. We estimate that, if the amendment had been in place for the entire 2010 fiscal year, sales revenues for the year would have been approximately $1.2 million more than the net sales that were recognized for 2010 due to lower fees paid to A-B for Total Margin. The Company expects the gross margin to increase in periods in which sales revenues are anticipated to be higher due to the effect of the lower fees paid to A-B; however, the Company is required to reinvest all of the savings resulting from this amendment into the development, marketing and support of its brands, fully offsetting any anticipated improvement in gross margin due to this amendment.

Invoicing Cost. Since July 1, 2004, the invoicing cost is payable on sales through the A-B Distribution Agreement. The fee does not apply to sales by CBA’s retail operations or to dock sales. The basis for this charge is number of pallet lifts. The fee per pallet lift is generally adjusted on January 1 of each year under the terms of the A-B Distribution Agreement.

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

Inventory Manager Fee. The Inventory Manager Fee is paid to reimburse A-B for a portion of the salary of a corporate inventory management employee, a substantial portion of whose responsibilities are to coordinate and administer logistics of CBA’s product distribution to wholesalers. At the time of the WBBC Merger, this fee was increased to more than $200,000 per year to reflect the increase in coordination responsibilities associated with the shipment levels for CBA’s broader array of brand offering.

The Invoicing Cost, Staging Cost, Cooperage Handling Charge and Inventory Manager Fee are reflected in cost of sales in the Company’s consolidated statements of income. These fees totaled approximately $373,000 and $394,000 for the years ended December 31, 2010 and 2009, respectively.

Wholesaler Support Center (“WSC”) Fee. In certain instances, CBA may ship its product to A-B WSCs rather than directly to the wholesaler. WSCs assist CBA by consolidating small wholesaler orders with orders of other A-B products prior to shipping to the wholesaler. Total WSC fees of $163,000 and $418,000 are reflected in cost of sales in the Company’s consolidated statements of income for the years ended December 31, 2010 and 2009, respectively. The reduction in WSC fees for 2010 is due to A-B implementing a phase out of its WSCs during the year. This action by A-B may cause CBA to incur incremental expenses in the future associated with master wholesalers that provide cross-docking services that were provided by A-B’s WSCs in the past.

The Company purchased certain materials, primarily bottles and other packaging materials, through A-B totaling $22.6 million in 2009. During 2009, CBA also paid A-B amounts totaling $63,000 for media purchases and advertising services. Beginning in January 2010, CBA procured these materials and services from third party vendors and did not make similar purchases for materials or services from A-B during 2010.

If the A-B Distribution Agreement were terminated early, CBA would have to implement information technology systems to manage its supply chain, order management and logistics efforts, establish and maintain direct contracts with the existing wholesaler and distributor network or negotiate agreements with replacement wholesalers and distributors on an individual basis, and enhance its credit evaluation and regulatory processes. The current form of A-B’s exclusivity program, as it has evolved, allows wholesalers and distributors within the A-B Alliance presently carrying CBA’s products to continue to carry the Company’s products within the three percent allowance offered to aligned wholesalers and distributors without financial penalty. Consequently, assuming that the exclusivity program is not materially modified by A-B, CBA might not be required to fully rebuild its existing distribution network. The Company believes that the total one-time and recurring costs associated with revamping its distribution arrangement may be lower than the total fees paid to A-B under the current arrangement with A-B.

Sales and Marketing
The Company promotes its products through a variety of means, including a) creating and executing a range of advertising programs with its wholesalers; b) training and educating wholesalers and retailers about CBA’s products; c) promoting CBA’s name, product offerings and brands, and experimental beers at local festivals, venues and pubs; d) selling its beers in the restaurants and pubs owned and operated by the Company; and e) targeted discounting to create competitive advantage within the market place.

The Company advertises its products through an assortment of media, including television, radio, billboard, print and social media, including Facebook and Twitter, in key markets and by participating in a co-operative program with its distributors whereby CBA’s spending is matched by the distributor. The Company believes that the financial commitment by the distributor helps align the distributor’s interests with those of CBA, and the distributor’s knowledge of the local market results in an advertising and promotion program that is targeted in a manner that will best promote CBA’s products.

The Company incurs costs for the promotion of its products through a variety of advertising programs with its wholesalers and downstream retailers. The Company’s sales and marketing staff offers education, training and other support to wholesale distributors of CBA’s products. Because CBA’s wholesalers generally also distribute much higher volume national beer brands and other specialty brands, a critical function of the sales and marketing staff is to elevate each distributor’s awareness of CBA’s products and to maintain the distributor’s interest in promoting increased sales of these products. This is accomplished primarily through personal contact with each distributor, including on-site sales training, educational tours of CBA’s breweries, and promotional activities and expenditures shared with the distributors. The Company’s sales representatives also provide other forms of support to wholesale distributors, such as direct contact with restaurant and grocery chain buyers; direct involvement in the in-store display design; stacking, merchandising and exhibition of beer inventory; and dissemination of point-of-sale materials to the off-premise retailer.

The Company’s sales representatives devote considerable effort to the promotion of the on-premise channel at participating pubs and restaurants. We believe that educating retailers about the freshness and quality of our products will in turn allow retailers to assist in educating consumers. We consider on-premise product sampling and education to be among our most effective tools for building brand awareness with consumers and establishing word-of-mouth reputation. On-premise marketing is also accomplished through a variety of other point-of-sale tools, such as neon signs, tap handles, coasters, table tents, banners, posters, glassware and menu guidance. CBA seeks to identify its products with local markets by participating in or sponsoring cultural and community events, local music and other entertainment venues, local craft beer festivals and cuisine events, hosted beer dinners and local sporting events.

The Company’s breweries also play a significant role in increasing consumer awareness of CBA’s products and enhancing its image as a craft brewer. Many visitors take tours at CBA’s breweries. All of CBA’s production breweries have a retail restaurant or pub where the Company’s products are served. In addition, several of the breweries have meeting rooms that the public can rent for business meetings, parties and holiday events, and that CBA uses to entertain and educate distributors, retailers and the media about the Company’s products. See Item 2. Properties. At its pubs, CBA also sells various items of apparel and memorabilia bearing its trademarks, which creates further awareness of CBA’s beers and reinforces its quality image.

To further promote retail bottled product sales and in response to local competitive conditions, CBA regularly offers “post-offs,” or price discounts, to distributors in most of its markets. Distributors and retailers usually participate in the cost of these price discounts.

Seasonality
Sales of CBA’s products generally reflect a degree of seasonality, with the first and fourth quarters historically being the slowest and the middle two quarters typically demonstrating stronger sales. The volume of shipments and related sales revenues is frequently affected by weather conditions and by the number of selling days in the period. Therefore, CBA’s results for any quarter are not likely to be indicative of the results that may be achieved for the full fiscal year.

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

The craft beer segment is highly competitive due to the proliferation of small craft brewers, including contract brewers, and the large number of products offered by such brewers. Craft brewers have also encountered more competition as their peers expand distribution. Just as CBA expanded distribution of its products to markets outside of its home in the Pacific Northwest, so have other craft brewers expanded distribution of their products to other regions of the country, leading to an increase in the number of craft brewers in any given market. Competition also varies by regional market. Depending on the local market preferences and distribution, CBA has encountered strong competition from microbreweries, regional specialty brewers and several national craft brewers. Because of the large number of participants and number of different products offered in this segment, the competition for bottled product placements and especially for draft beer placements has intensified. Although certain of these competitors distribute their products nationally and may have greater financial and other resources than the Company, management believes that CBA possesses certain competitive advantages, including its broad array of brand offerings within the Company’s three brand families and the scale of its production breweries.

The Company also competes against producers of imported brands, such as Heineken, Corona Extra, and Guinness. Most of these foreign brewers have significantly greater financial resources than the Company. Although imported beers currently account for a greater share of the U.S. beer market than craft beers, CBA believes that craft brewers possess certain competitive advantages over some importers, including lower transportation costs, no importation costs, proximity to and familiarity with local consumers, a higher degree of product freshness, eligibility for lower federal excise taxes and absence of currency fluctuations.

In response to the growth of the craft beer segment, most of the major domestic national brewers have introduced fuller-flavored beers, including well-funded significant product launches in the wheat category. While these product offerings are intended to compete with craft beers, many of them are brewed according to methods used by these brewers in their other product offerings. The major national brewers have significantly greater financial resources than the Company and have access to a greater array of advertising and marketing tools to create product awareness of these offerings. Although increased participation by the major national brewers increases competition for market share and can heighten price sensitivity within the craft beer segment, we believe that their participation tends to increase advertising, distribution and consumer education and awareness of craft beers, and thus may ultimately contribute to further growth of this industry segment.

In the past several years, several major distilled spirits producers and national brewers have introduced flavored alcohol beverages. Products such as Smirnoff Ice, Bacardi Silver and Mike’s Hard Lemonade have captured sizable market share in the higher priced end of the malt beverage industry. We believe sales of these products, along with strong growth in the imported and craft beer segments of the malt beverage industry, contributed to an increase in the overall U.S. alcohol market. These products are particularly popular in certain regions and markets in which CBA sells its products.

Competition for consumers of craft beers has also come from wine and spirits. Some of the growth in the past five years in the wine and spirits market, industry sources believe, has been drawn from the beer market. Media reports indicate that the U.S. beer market has lost nearly 1% share of alcohol beverage servings per year since 2003. While the wine and spirits markets have been impacted by the most recent economic downturn, similar to the premium beer market, industry sources indicate that the wine industry will experience its fourteenth consecutive year of growth by volume and the spirits industry its tenth consecutive year of growth by volume. This growth appears to be attributable to competitive pricing, television advertising, increased merchandising, and increased consumer interest in wine and spirits. Recently, the wine industry has been aided, on a limited basis, by its ability to sell outside of the three tier system, allowing sales to be made directly to the consumer.

A significant portion of CBA’s sales continues to be in the Pacific Northwest and in California, which the Company believes are among the most competitive craft beer markets in the United States, both in terms of number of participants and consumer awareness. CBA believes that these areas offer significant competition to its products, not only from other craft brewers but also from the growing wine market and from flavored alcohol beverages. This intense competition is magnified because some of the Company’s brands are viewed as being relatively mature. The Company’s recent marketing efforts have been to focus on creating appealing new brands and better communicating the attributes of its stable of existing beers, highlighting and strengthening the identities to better match the preferences and lifestyles of a greater number of consumers. CBA believes that its broad array of beers and brands enables the Company to offer an assortment of flavors and experiences that appeal to more people.

Regulation
The Company’s business is highly regulated at Federal, state and local levels. Various permits, licenses and approvals necessary to CBA’s brewery and pub operations and the sale of alcoholic beverages are required from various agencies, including the U.S. Treasury Department, Alcohol and Tobacco Tax and Trade Bureau (“TTB”), the U.S. Department of Agriculture, the U.S. Food and Drug Administration, state alcohol regulatory agencies for the states in which CBA sells its products, and state and local health, sanitation, safety, fire and environmental agencies. In addition, the beer industry is subject to substantial federal and state excise taxes, although smaller brewers producing less than two million barrels annually, including CBA, benefit from favorable treatment.

Management believes that CBA currently has all of the licenses, permits and approvals required for its current operations. However, existing permits or licenses could be revoked if CBA were to fail to comply with the terms of such permits or licenses and additional permits or licenses may be required in the future for CBA’s current operations or as a result of CBA expanding its operations in the future.

Alcoholic Beverage Regulation and Taxation. All of CBA’s breweries and pubs are subject to licensing and regulation by a number of governmental authorities. CBA operates its breweries under federal licensing requirements imposed by the TTB. The TTB requires the filing of a “Brewer’s Notice” upon the establishment of a commercial brewery and the filing of an amended Brewers’ Notice any time there is a material change in the brewing or warehousing locations, brewing or packaging equipment, brewery’s ownership, or officers or directors. CBA’s operations are subject to audit and inspection by the TTB at any time.

In addition to the regulations imposed by the TTB, CBA’s breweries and operations are subject to federal and state regulations applicable to wholesale and retail sales, pub operations, deliveries and selling practices in those states in which CBA sells its products. Significant conditions associated with the holding a valid TTB permit include paying its taxes and applicable fees, maintaining proper accounts and records, obtaining and holding appropriate surety bonds, and abiding by federal alcoholic beverage production and distribution regulations. The TTB performs background searches of all directors, officers and individuals holding more than 10 percent of the Company’s outstanding shares. Permits issued by state regulatory agencies have many, if not all, of the same requirements.

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

Federal and State Environmental Regulation. The Company’s brewing operations are subject to environmental regulations and local permitting requirements and agreements regarding, among other things, air emissions, water discharges and the handling and disposal of hazardous wastes. While CBA has no reason to believe the operations of its breweries violate any such regulation or requirement, if such a violation were to occur, or if environmental regulations were to become more stringent in the future, CBA could be adversely affected.

Dram Shop Laws. The serving of alcoholic beverages to a person known to be intoxicated may, under certain circumstances, result in the server being held liable to third parties for injuries caused by the intoxicated customer. CBA’s restaurants and pubs have addressed this issue by maintaining relatively reasonable hours of operations and routinely performing training for their personnel.

Trademarks
CBA has obtained U.S. trademark registrations for its numerous products including its proprietary bottle designs. Trademark registrations generally include specific product names, marks and label designs. The Widmer Brothers, Redhook and Kona Brewing marks and certain other Company marks are also registered in various foreign countries. CBA regards its Widmer Brothers, Redhook, Kona Brewing and other trademarks as having substantial value and as being an important factor in the marketing of its products. The Company is not aware of any infringing uses that could materially affect its current business or any prior claim to the trademarks that would prevent CBA from using such trademarks in its business. CBA’s policy is to pursue registration of its trademarks in its markets whenever possible and to oppose vigorously any infringement of its trademarks.

Employees
At December 31, 2010, CBA employed approximately 600 people, including nearly 300 employees in the pubs, restaurant and retail stores, 160 employees in production, 100 employees in sales and marketing, and 45 employees in corporate and administration. The pubs and restaurants have 142 part-time employees and 35 seasonal or temporary employees, both of which are included in the totals above. None of CBA’s employees are represented by a union or employed under a collective bargaining agreement. The Company believes its relations with its employees to be good.

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

Executive Officers of the Company

Terry E. Michaelson (57) – Chief Executive Officer
Mr. Michaelson has served as CBA’s sole Chief Executive Officer since November 13, 2008 and was the Company’s Co-Chief Executive Officer prior to that beginning with the effective date of the WBBC Merger, July 1, 2008. He served as President of Craft Brands from July 2004 to July 1, 2008. From March 1995 to June 2004, he served as Chief Operating Officer and Executive Vice President of WBBC.

Mark D. Moreland (46) – Chief Financial Officer and Treasurer
Mr. Moreland has served as CBA’s Chief Financial Officer and Treasurer since August 2008 and prior to that was the Company's Chief Accounting Officer, beginning with the effective date of the WBBC Merger. From April 1, 2008 to June 30, 2008, Mr. Moreland served as Chief Financial Officer of WBBC. He was Executive Vice President and Chief Financial Officer of Knowledge Learning Corporation from July 2006 to November 2007. From July 2005 to June 2006, Mr. Moreland held the positions of Interim CFO, Senior Vice President - Finance and Treasurer with Movie Gallery, Inc., which operated the Movie Gallery and Hollywood Entertainment video rental chains. From August 2002 to July 2005, he was Senior Vice President, Finance and Treasurer of Hollywood Entertainment Corporation, which Movie Gallery, Inc. acquired in April 2005. Movie Gallery and each of its U.S. affiliates filed voluntary petitions under Chapter 11of the U.S. Bankruptcy Code on October 16, 2007, and the plan of reorganization was subsequently confirmed by the U.S. Bankruptcy Court in 2008.

Danielle A. Katcher (40) – Vice President, Marketing
Ms. Katcher was promoted to Vice President, Marketing for the Company effective March 1, 2010. Prior to that, Ms. Katcher served as CBA’s Senior Director, Marketing since the effective date of the WBBC Merger. She served as Senior Director of Marketing for Craft Brands from April 2008 to the effective date of the WBBC Merger, and was the Brand Director, Redhook and Kona for Craft Brands from December 2006 to April 2008. Ms. Katcher served as Director of Innovation for Craft Brands during this period as well, joining Craft Brands in January 2006.

V. Sebastian Pastore (44) – Vice President, Brewing Operations and Technology
Mr. Pastore has served as Vice President, Brewing Operations and Technology for CBA since the WBBC Merger. Prior to that, Mr. Pastore served as Vice President of Brewing of WBBC from March 2002 to the effective date of the WBBC Merger. From June 2000 to March 2002, he worked for Coca-Cola Enterprises. From December 1994 to June 2000, Mr. Pastore worked at WBBC serving as the Director of Brewing.

Martin J. Wall (39) – Vice President, Sales
Mr. Wall has served as CBA’s Vice President, Sales since the WBBC Merger. Prior to that, Mr. Wall served as Vice President of Sales of Craft Brands from July 2004 to the effective date of the WBBC Merger. From September 2000 to June 2004, he served as Vice President of Sales of WBBC.

There is no family relationship among any of the directors or executive officers of the Company, except that Kurt R. Widmer, the Chairman of the Company’s Board, is the brother of Robert Widmer, who serves as the Company’s Vice President of Corporate Quality Assurance and Industry Relations, a non-executive position.

Item 1A. Risk Factors

Cautionary Language Regarding Forward-Looking Statements. This report contains “forward-looking statements” with the meaning of the Private Securities Litigation Reform Act of 1995. These statements include the discussion of our business strategies and expectations concerning future operations, margins, profitability, liquidity and capital resources. In addition, in certain portions of this report, the words “anticipate”, “project”, “believe”, “estimate”, “may”, “will”, “expect”, “plan” and “intend” and similar expressions, as they relate to us and the views of our management, are intended to identify forward-looking statements. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These statements are based upon the current expectations and assumptions of, and on information available to, our management. Further, investors are cautioned that, unless required by law, we do not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. In addition to specific factors that may be described in connection with any particular forward-looking statement, factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include (but are not limited to) the following:

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

We operate in the highly competitive craft beer industry and the maturity of some of our brands may result in a further decline in our market share. We face intense competition in the craft beer industry. Our beers compete primarily with beers produced by other craft brewers and foreign brewers and, to a lesser extent, national domestic brewers. We believe that the principal bases upon which we compete are quality, brand loyalty and price. A significant portion of the craft beer market is comprised of customers seeking new and exciting tastes, flavors and experiences. Certain of our key brands, including our top selling brand, have been marketed for more than two decades. As our brands continue to mature, it becomes more difficult for us to sell these brands to this portion of the craft beer market. Other craft brewers with whom we compete may offer brands that these consumers perceive to be newer, exciting and unique, and therefore preferable. These factors could lead to declining sales. We may respond by increasing discounts to offset these effects, which may further damage our overall brand image. Such events would cause our future sales, results of operations, and cash flows to be adversely affected.

If we are unable to gauge trends and react to changing consumer preferences in a timely manner, our sales and market share will decrease. As discussed above, certain of our brands are relatively mature within the craft beer industry. In the coming year, we plan to engage in aggressive marketing and selling campaigns to reestablish these brands with the craft beer market, while simultaneously releasing new brands with unique and distinctive tastes. Our efforts include changing the packaging and design of these brands to be more appealing. The costs and management attention involved in these campaigns have been, and are expected to continue to be, significant. If we have not gauged consumer preferences correctly, or are unable to maintain consistently high quality beers as we develop new brands, our overall brand image may be damaged. If this were to occur, our future sales, results of operations and cash flows would be adversely affected.

Our business is sensitive to reductions in discretionary consumer spending. Consumer demand for luxury or perceived luxury goods, including craft beer, is sensitive to downturns in the economy and the corresponding impact on discretionary spending. The overall craft beer segment continued to grow in the face of the challenging economic environment of the prior year; however, there is no assurance that it will continue to enjoy growth in future periods. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, job losses and the resultant rising unemployment rate, perceived or actual disposable consumer income and wealth, the current U.S. economic recession and changes in consumer confidence in the economy, could significantly reduce customer demand for craft beer in general, and the products we offer specifically. Certain of our core markets, particularly in the West, have been harder hit by the recent economic recession, with job loss and unemployment rates in excess of the national averages. Furthermore, our consumers may choose to replace our products with the fuller-flavored national brands or other more affordable, although lower quality, alternatives available in the market. Any such decline in consumption of our products would likely have a significant negative impact on our operating results.

We are dependent upon our continuing relationship with Anheuser-Busch, Incorporated (“A-B”) and the current distribution network. Substantially all of our products are sold and distributed through A-B’s distribution network. If the July 1, 2004 Master Distributor Agreement (as amended, the “A-B Distribution Agreement”) were terminated, we would be faced with a number of operational tasks, including implementing information technology systems to manage our supply chain including order management and logistics efforts, establishing and maintaining direct contracts with the existing wholesaler and distributor network or negotiating agreements with replacement wholesalers and distributors on an individual basis, and enhancing our credit evaluation and regulatory processes. Such an undertaking would require significant effort and substantial time to complete, during which the distribution of our products may be impaired. While the Company believes that the total one-time and recurring costs associated with such an undertaking may be lower than the total fees paid under the current arrangement with A-B, if we are required to undertake all of the above activities as a result of the A-B Distribution Agreement being terminated, the costs of such an undertaking could exceed the total fees that we currently pay to A-B.

Presently, we distribute our products through a network of more than 525 independently owned and operated wholesale distributors, most of which are geographically contiguous, and 12 wholesale distributors owned and operated by A-B. If we are required to negotiate agreements with replacement wholesalers and distributors on an individual basis, it may be challenging for us to build a distribution network as seamless and contiguous as the one we currently enjoy through A-B.

The parent company for A-B, Anheuser-Busch InBev, headquartered in Leuven, Belgium, is the leading global brewer and one of the world’s top five consumer products companies. Anheuser-Busch InBev manages a portfolio of over 200 brands that includes global flagship brands Stella Artois and Beck’s, in addition to A-B’s Budweiser.

A-B has entered into an Equity Purchase Agreement (“Purchase Agreement”) among Goose Holdings Inc. (“GHI”), FSB and the Company in regard to which GHI and the Company have agreed to sell their equity interests in FSB.  Upon closing of the Purchase Agreement, FSB will become a wholly owned subsidiary of A-B. FSB and the Company compete in the same market segment, the craft beer segment, in largely separate but somewhat overlapping geographic territories. Prior to the transactions contemplated by the Purchase Agreement, the Company and FSB agreed to provide mutual support pursuant to a sales and marketing agreement and did not compete directly. As sole owner of FSB, while A-B has agreed to continue to support the Company’s sales and marketing efforts in the Midwest, FSB will have access to and may use the increased financial resources of A-B to expand its competitive footprint and seek to increase sales in territories which currently represent a significant percentage of the Company’s total shipments.  Introduction of and support by A-B of FSB’s competing products, or other products developed or introduced by FSB, A-B or its parent, may reduce wholesaler attention and financial resources committed to our products. There is no assurance that we will be able to successfully compete in the marketplace against other A-B supported products or beers produced by other companies. A reduction in the level of A-B’s support of our products could cause our sales and results of operations to be adversely affected.

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

Our agreements with A-B place limitations on our ability to engage in or reject certain transactions, including acquisitions and changes of control. Our Exchange and Recapitalization Agreement (as amended, the “Exchange Agreement”) requires us to obtain the consent of A-B prior to taking certain actions. The practical effect of these restrictions is to grant A-B the ability to veto certain transactions that management may believe to be in the best interest of our shareholders, including our expansion through acquisitions of other craft brewers or new brands, mergers with other brewing companies or distribution of our products outside of the United States. As a result, our financial condition, results of operations, cash flows and the trading price of our common stock may be adversely affected.

A-B holds certain rights affecting corporate governance and significant corporate transactions. As of December 31, 2010, A-B owns approximately 32.2% of our outstanding common stock and, under the Exchange Agreement, has the right to appoint two designees to our board of directors and to observe the conduct of all standing board committees. As a result, A-B is able to exercise significant control and influence over us and matters requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions. This could limit the ability of other shareholders to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control of us. In addition, A-B may have actual or potential interests that differ from our other shareholders. The securities markets may also react unfavorably to A-B’s ability to influence certain matters involving the Company, which may have an adverse impact on the trading price of our common stock.

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

We may be unable to successfully realize all of the anticipated benefits of the KBC Merger. The KBC Merger involves the integration of two companies that previously had operated independently. Among the factors that we considered in connection with the KBC Merger were the opportunities for synergies in efficiently utilizing the available production capacity, implementing a national sales strategy and reducing costs associated with duplicate functions. There can be no assurance that these synergies will be realized within the time periods contemplated or that they will be realized at all. There also can be no assurance that our integration with KBC will result in the realization of the full benefits anticipated by us.

Our shareholders may not realize a benefit from the KBC Merger commensurate with the ownership dilution they have experienced in connection with the KBC Merger. If we are unable to realize the strategic and financial benefits currently anticipated from the KBC Merger, our shareholders will have experienced dilution of their ownership interests without receiving commensurate benefit.

Operating breweries at production levels substantially below their current designed capacities could negatively impact our financial results. As of December 31, 2010, the annual working capacity of our breweries was approximately 900,000 barrels. Due to many factors including seasonality and production schedules of various draft products and bottled products and packages, actual production capacity will rarely, if ever, approach full working capacity. We believe that capacity utilization of the breweries will fluctuate throughout the year, and even though we expect that capacity of our breweries will be efficiently utilized during periods when our sales are strongest, there likely will be periods when the capacity utilization will be lower. If we are unable to achieve significant sales growth, the resulting excess capacity and unabsorbed overhead will have an adverse effect on our gross margins, operating cash flows and overall financial performance. We periodically evaluate whether we expect to recover the costs of our production breweries over the course of their useful lives. If facts and circumstances indicate that the carrying value of these long-lived assets may be impaired, an evaluation of recoverability will be performed by comparing the carrying value of the assets to projected future undiscounted cash flows along with other quantitative and qualitative analyses. If we determine that the carrying value of such assets does not appear to be recoverable, we will recognize an impairment loss by a charge against current operations, which could have a material adverse effect on our results of operations.

Our sales are concentrated in the Pacific Northwest and California. Nearly two-thirds of our sales in 2010 have been in the Pacific Northwest and California and, consequently, our future sales may be adversely affected by changes in economic and business conditions within these areas. We also believe these regions are among the most competitive craft beer markets in the United States, both in terms of number of market participants and consumer awareness. The Pacific Northwest and California offer significant competition to our products, not only from other craft brewers but also from wine producers and flavored alcohol beverages.

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

Changes in consumer preferences or public attitudes about alcohol could decrease demand for our products. If consumers were unwilling to accept our products or if general consumer trends caused a decrease in the demand for beer, including craft beer, it would adversely impact our sales and results of operations. If the markets for wine, spirits or flavored alcohol beverages continue to grow, this could draw consumers away from the beer industry in general and our products specifically and have an adverse effect on our sales and results of operations. Further, the alcoholic beverage industry has become the subject of considerable societal and political attention in recent years due to increasing public concern over alcohol-related social problems, including drunk driving, underage drinking and health consequences from the misuse of alcohol. As an outgrowth of these concerns, the possibility exists that advertising by beer producers could be restricted, that additional cautionary labeling or packaging requirements might be imposed or that there may be renewed efforts to impose at either the federal or state level, increased excise or other taxes on beer sold in the United States. If beer in general were to fall out of favor among domestic consumers, or if the domestic beer industry were subjected to significant additional governmental regulation, it would likely have a significant adverse impact on our financial condition, operating results and cash flows.

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

We are subject to governmental regulations affecting our breweries and pubs. Federal, state and local laws and regulations govern the production and distribution of beer, including permitting, licensing, trade practices, labeling, advertising and marketing, distributor relationships and various other matters. A variety of federal, state and local governmental authorities also levy various taxes, license fees and other similar charges and may require bonds to ensure compliance with applicable laws and regulations. Certain actions undertaken by the Company may cause the Alcohol and Tobacco Tax and Trade Bureau or any particular state or jurisdiction to revoke its license or permit, restricting the Company’s ability to conduct business. One or more regulatory authorities could determine that the Company has not complied with applicable licensing or permitting regulations or has not maintained the approvals necessary for the Company to conduct business within its jurisdiction. If licenses, permits or approvals necessary for our brewery or pub operations were unavailable or unduly delayed, or if any permits or licenses that we hold were to be revoked, our ability to conduct business may be disrupted, which would have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

We believe that we currently have all of the licenses, permits and approvals required for our current operations. However, we do business in almost every state through the A-B distribution network, and for many of these states, we rely on the licensing, permitting and approvals maintained by A-B. If a state or a number of states required us to obtain our own licensing, permitting or approvals to operate within the state’s boundaries, a combination of events may occur, including a disruption of sales or significant increases in compliance costs. If licenses, permits or approvals not previously required for the sale of our malt beverage products were to be required, the ability to conduct our business could be disrupted, which may have a material adverse effect on our financial condition, results of operations and cash flows.

Our common stock price may be at a level at June 30, 2011 that requires us to incur significant additional compliance costs under SEC regulations. Since January 1, 2011, the Company’s common stock has been trading in a range from $7.04 to $8.80 per share. Based our common shares outstanding of 18,819,053 as of March 17, 2011, if our common stock price is at or above $7.21 per share, we will become an accelerated filer for SEC annual and quarterly reports filed after December 31, 2011. As an accelerated filer, we would be required to file our annual and quarterly reports with the SEC more quickly than currently required. We may incur additional costs to redesign our current financial reporting process to meet these accelerated deadlines.

In addition, we will no longer be exempt from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal controls over financial reporting on an annual basis. In this event, we expect to incur additional effort and costs associated with the review by our independent registered public accounting firm of the applicable documentation produced by the Company and attesting to our assertions regarding the effectiveness of our internal controls over financial reporting as of December 31, 2011 and subsequent years. Furthermore, if our independent registered public accounting firm is unable to provide an unqualified attestation report on our internal controls, investors could lose confidence in our financial information, which is likely to adversely affect our common stock price.

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

Changes in state laws regarding distribution arrangements may adversely impact our operations. In 2006, the Washington state legislature enacted legislation removing the long-standing requirement that small producers of wine and beer distribute their products through wholesale distributors, thus permitting these small producers to distribute their products directly to retailers. The law further provides that any brewery that produces more than 2,500 barrels annually may distribute its products directly to retailers, if its distribution facilities are physically separate and distinct from its production breweries. The legislation stipulates that prices charged by a brewery must be uniform for all distributors and retailers, but does not mandate the price retailers may charge consumers. Our operations will continue to be substantially impacted by the Washington state regulatory environment. This law may also impact the financial stability of Washington state wholesalers on which we rely.

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

Loss of income tax benefits could negatively impact our results of operations. As of December 31, 2010, our deferred tax assets were primarily comprised of federal net operating losses (“NOLs”) of $23.5 million, or $8.0 million tax-effected; state NOL carryforwards of $211,000 tax-effected; and federal and state alternative minimum tax credit carryforwards of $452,000 tax-effected. The ultimate realization of deferred tax assets is dependent upon generating taxable income during the periods in which those temporary differences become deductible. To the extent that the Company is unable to generate adequate taxable income in future periods, the Company may be required to record a valuation allowance to provide for potentially expiring NOLs or other deferred tax assets. Any such allowance would generally be charged to earnings in the period of increase.

A small number of shareholders hold a significant ownership percentage of the Company and uncertainty over their continuing ownership plans could cause the market price of our common stock to decline. As noted above, A-B has a significant ownership stake in the Company. In addition, the founders of Widmer Brothers Brewing Company (“WBBC”) and their close family members own approximately 3.6 million shares of our common stock. Collectively, these two groups own 51.2% of the Company’s equity. All of these shares are available for sale in the public market, subject to volume, manner of sale and other limitations under Rule 144 in the case of shares held by any of these shareholders who are affiliates of the Company. Such sales in the public market or the perception that such sales could occur may cause the market price of our common stock to decline.

We do not intend to pay and are limited in our ability to declare or pay dividends; accordingly, shareholders must rely on stock appreciation for any return on their investment in us. We do not anticipate paying cash dividends. Further, under our loan agreement with Bank of America (“BofA”), we are not permitted to declare or pay a dividend without BofA’s prior consent. As a result, only appreciation of the price of our common stock will provide a return to shareholders. Investors seeking cash dividends should not invest in our common stock.

The fair value of our intangible assets, including goodwill, may become impaired. As a result of the KBC Merger, the Company has recognized a significant increase in its total intangible assets, including goodwill. As of December 31, 2010, the Company holds more than $30.4 million in an assortment of intangible assets, on a net basis, which represents nearly 20% of the Company’s total assets, and another $5.2 million in an investment in another corporate entity. If any circumstances were to occur, such as economic recession or other factors causing a reduction in consumer demand, or for any other reason we were to experience a significant decrease in sales growth, which had a negative impact on the Company’s estimated cash flows associated with these assets, our analyses of these assets may conclude that a decrease in the fair value of these assets occurred. If this were to occur, we would be required to recognize a potentially significant loss on impairment of these assets. Any such impairment loss would be charged against current operations in the period of change.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company currently owns and operates four highly automated small-batch breweries, the Hawaiian Brewery, the New Hampshire Brewery, the Oregon Brewery and the Washington Brewery, as well as a small, manual brewpub-style brewing system at the Rose Quarter Brewery. The Company leases the sites upon which the the Hawaiian Brewery, New Hampshire Brewery and the Rose Quarter Brewery are located, in addition to its office space and warehouse locations in Portland, Oregon for its corporate, administrative and sales functions. These operating leases expire at various times between 2011 and 2047. Certain of these leases are with entities that have members that include related parties to the Company. See Notes 15 and 16 to the Consolidated Financial Statements included elsewhere herein for further discussion regarding these arrangements. The Company’s annual production capacity is estimated assuming a total of two weeks shut down for maintenance and other interruptions. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” for a discussion of the factors considered in developing annual working capacity.

The Hawaiian Brewery. As a result of the KBC Merger, the Company acquired the Hawaiian Brewery located in Kailua-Kona, Hawaii. The Hawaiian Brewery sources the Kona branded restaurants and pubs in the islands of Hawaii and Oahu, as well as other restaurants and pubs throughout the Hawaiian Islands. As of December 31, 2010, the brewery’s annual production capacity is approximately 11,000 barrels, which is also the expected annual production capacity for 2011.

The New Hampshire Brewery. The New Hampshire Brewery is located on approximately 23 acres in Portsmouth, New Hampshire. The Company leases the land under a contract that expires in 2047, with an option to renew for up to two seven-year extensions. The New Hampshire Brewery is modeled after the Washington Brewery and is similarly equipped, but is larger in design, covering 125,000 square feet to accommodate all phases of the Company’s brewing operations under one roof. Also included is a retail merchandise outlet; the Cataqua Public House, a 4,000 square-foot family-oriented pub with an outdoor beer garden, and a special events room accommodating up to 250 people. Production began in October 1996, with an initial brewing capacity of approximately 100,000 barrels per year. In order to accommodate sales growth, the Company has steadily expanded the production capacity at this location. As of December 31, 2010, the brewery’s annual production capacity is approximately 181,000 barrels, which is also the expected annual production capacity for 2011.

The Oregon Brewery. The Oregon Brewery, located in Portland, Oregon, is comprised of an approximately 135,000 square-foot building housing the primary brewery equipment, a 40,000 square-foot building and a 10,000 square-foot addition. The three structures house a 230-barrel brewhouse, fermentation cellars, filter rooms, grain storage silos, a bottling line, a keg filling line, dry storage, two coolers and loading docks. The brewery includes a retail merchandise outlet and the Gasthaus Pub and Restaurant, a 3,100 square-foot family-oriented pub that seats 125 patrons. There are also two special events rooms that combined represent 3,700 square feet and can accommodate up to 125 people. The brewery also houses office space, where most of the Company’s corporate and sales and marketing staff is located. As of December 31, 2010, the brewery’s annual production capacity is approximately 481,000 barrels, which is also the expected annual production capacity for 2011.

The Washington Brewery. The Washington Brewery, located on approximately 22 acres (17 of which are developable) in Woodinville, Washington, a suburb of Seattle, is across the street from the Chateau Ste. Michelle Winery and next to the Columbia Winery. The Washington Brewery is comprised of an approximately 88,000 square-foot building, a 40,000 square-foot building and an outdoor tank farm. The two buildings house a 100-barrel brewhouse, fermentation cellars, filter rooms, grain storage silos, a bottling line, a keg filling line, dry storage, two coolers and loading docks. The brewery includes a retail merchandise outlet and the Forecasters Public House, a 4,000 square-foot family-oriented pub that seats 200 patrons and features an outdoor beer garden that seats an additional 200 people. Additional entertainment facilities include a 4,000 square-foot special events room accommodating up to 250 people. The brewery also houses office space, in a portion of which some of the Company’s operations staff are located. The remaining space is leased out to a third party under an operating agreement that was on a month-to-month basis for 2010, but became a long-term arrangement beginning in the first quarter of 2011 with the completion of certain contractual tenant improvements. As of December 31, 2010, the brewery’s annual production capacity is approximately 236,000 barrels, which is also the expected annual production capacity for 2011.

The Rose Quarter Brewery. The Company also operates a second location in Portland, Oregon, which is a pilot 10-barrel brewhouse located in the Rose Quarter, a sports and entertainment venue in the city. The Company uses the Rose Quarter Brewery to brew one-off and specialty beers and to source primarily the Gasthaus and to a lesser degree, other restaurants, public houses and bars in the Portland, Oregon region.

Substantially all of the personal property and the real properties associated with the Oregon Brewery and the Washington Brewery secure the Company’s loan agreement with BofA. See Notes 5 and 8 to the Consolidated Financial Statements included elsewhere herein.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock trades on the Nasdaq Stock Market (“Nasdaq”) under the trading symbol HOOK. The table below sets forth, for the fiscal quarters indicated, the reported high and low sale prices of the Company’s Common Stock, as reported on the Nasdaq:

	2010		2009
	High	Low	High	Low

First quarter	$2.73	$2.16	$1.32	$0.85
Second quarter	$5.15	$2.31	$2.78	$0.93
Third quarter	$9.94	$4.40	$4.20	$1.61
Fourth quarter	$8.27	$6.01	$3.87	$2.03

We had approximately 684 common shareholders of record as of March 17, 2011.

The Company has not declared or paid normal or ordinary dividends during its existence. Under the terms of the Company’s loan agreement with Bank of America, N.A. (“BofA”) as modified, the Company may not declare or pay dividends without our lender’s consent. The Company anticipates that for the foreseeable future, all earnings, as applicable, will be retained for the operation and expansion of its business and that it will not pay cash dividends. The payment of dividends, if any, in the future will be at the discretion of the board of directors and will depend upon, among other things, future earnings, capital and operating requirements, restrictions in future financing agreements, the general financial condition of the Company and general business conditions.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included herein. The discussion and analysis includes period-to-period comparisons of the Company’s financial results. Although period-to-period comparisons may be helpful in understanding the Company’s financial results, the Company believes that they should not be relied upon as an accurate indicator of future performance.

Overview
Since its formation, the Company has focused its business activities on the brewing, marketing and selling of craft beers in the United States. The Company generated gross sales of $140.9 million and net income of $1.7 million for the year ended December 31, 2010, compared with gross sales of $133.3 million and net income of $887,000 for the corresponding period in 2009. The Company generated earnings per share on a fully diluted basis of $0.10 on 17.6 million shares for fiscal year 2010 compared with $0.05 on 17.0 million shares for fiscal year 2009.

The Company’s sales volume (shipments) increased 3.5% to 607,800 barrels in 2010 as compared with 587,500 barrels in 2009, due primarily to an increase in shipments made under its contract brewing arrangements.

The Company produced its specialty bottled and draft Redhook- and Widmer Brothers- branded products in its three Company-owned production breweries, one in the Seattle suburb of Woodinville, Washington (“Washington Brewery”), another in Portsmouth, New Hampshire (“New Hampshire Brewery”), and in Portland, Oregon. The production facility located in Portland, Oregon, is the Company’s largest production facility (“Oregon Brewery”). The Company also owns and operates another facility in Portland, Oregon, its smallest, a manual brewpub-style brewery at the Rose Quarter (“Rose Quarter Brewery”). Prior to October 1, 2010, the Company sold these products in addition to the Kona- branded products purchased from Kona Brewery LLC, (“Kona”) predominantly to Anheuser-Busch, Incorporated (“A-B”) and its network of wholesalers pursuant to the July 1, 2004 Master Distributor Agreement (as amended, the “A-B Distribution Agreement”). The Redhook-, Widmer Brothers- and Kona- branded products are readily available in 48 states. For additional information regarding the A-B Distribution Agreement, see Part 1, Item 1, Business “— Product Distribution,” and “— Relationship with Anheuser-Busch, Incorporated.”

As of July 31, 2010, the Company, Kona Brewing Co., Inc.; Kona; and related entities (collectively, “KBC”) and KBC’s shareholders, entered into an agreement and plan of merger. As of October 1, 2010 (the “effective date”), the merger was completed and Kona Brewing Co., Inc. merged with and into a wholly owned subsidiary of the Company (the “KBC Merger”). Now a wholly owned subsidiary of the Company, Kona continues to own and operate its brewery (the “Hawaiian Brewery”) located in Kailua-Kona, Hawaii. The restaurant and pub operations of KBC are comprised of three restaurants and pubs, including one adjacent to the Hawaiian Brewery, situated in Honolulu, Oahu and Kailua-Kona, Hawaii.

Management believes that the Company, as it is currently constituted, should be able to secure advantages beyond those that have already been achieved in its long-term strategic relationship with KBC in supporting the Kona Brewing brand family of beers with increased financial, marketing and operating capabilities, allowing the Kona Brewing brand to reach more consumers in both Hawaii and the U.S. mainland. This acquisition increases the breadth and variety of the Company’s brand offerings, creating favorable selling opportunities in a greater number of lucrative markets.

Prior to the effective date, the Company also earned revenue in connection with two operating agreements with Kona — an alternating proprietorship agreement and a distribution agreement. Pursuant to the alternating proprietorship agreement, Kona produced a portion of its malt beverages at the Company’s Oregon Brewery. The Company received a facility fee from Kona based on the barrels brewed and packaged at the Company’s brewery. Fees were also recognized as revenue upon completion of the brewing process and packaging of the product. In connection with the alternating proprietorship agreement, the Company also sold certain raw materials to Kona for use in brewing. Revenue was recognized when the raw materials are removed from the Company’s stock. Under the distribution agreement, the Company purchased Kona-branded product from Kona, then sold and distributed the product. Under this arrangement, the Company recognized revenue when the product is delivered to A-B or the wholesaler. After the effective date, as the Company consolidates the activities of Kona, any such intercompany activities are eliminated, including the revenues and costs associated with the alternating proprietorship agreement and the distribution agreement.

The Company also derives other revenues from sources including the sale of retail beer, food, apparel and other retail items in its three restaurants and pubs that are adjacent to its production breweries, and after the effective date, the restaurants and pubs operated by KBC.

The Company holds a 42 percent equity ownership interest in Fulton Street Brewing, LLC (“FSB”), which the Company accounts for under the equity method of accounting as described in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 323, Investments – equity method and joint ventures (“ASC 323”).

On March 27, 2011, the Company executed a binding term sheet (the "Term Sheet") with A-B, relating to the Company’s investment in FSB.  A-B had previously entered into an equity purchase agreement (the "Purchase Agreement") dated as of February 18, 2011, with Goose Holdings, Inc. ("GHI"), under which GHI had agreed to sell its 58 percent equity interest in FSB.  The Company holds a right of first refusal under the operating agreement among FSB, GHI and the Company that permitted it to purchase GHI's interest in FSB on the same terms and conditions as set forth in the Purchase Agreement. A copy of the Term Sheet was included as an exhibit to the Company’s current report on Form 8-K filed with the SEC on March 28, 2011.

Pursuant to the Term Sheet, the Company has agreed to sell its equity interest in FSB to A-B and not to exercise its right of first refusal under the operating agreement with FSB. A-B has agreed to pay $16.3 million in cash for the Company's equity interest in FSB in accordance with the terms and conditions in the Purchase Agreement and an additional $150,000 in respect of transaction costs.  A-B has further agreed to reductions in Total Margin for the remaining term of the A-B Distribution Agreement, as well as any renewal term, to allow the Company to use an alternate distribution network in the event the Company purchases additional beer brands in the future, and to provide the Company with greater flexibility with respect to future acquisitions or divestitures of assets without obtaining A-B’s prior consent. A-B also agreed to provide enhanced selling support for the Company’s brands.

The Company estimates that, had the proposed deal been in place throughout 2010, the increase in 2010 sales revenues resulting from the reduced distribution fees would have been approximately $2.1 million. The loss of the Company’s share of earnings from FSB will partially offset any increase in sales revenues resulting from the reduced distribution fees.  The Company’s share of FSB’s earnings was $696,000 for 2010.

Prior to the execution of the KBC Merger, the Company accounted for its 20% equity ownership interest in Kona under ASC 323 as outlined above. As a result of the KBC Merger, the Company recognized its investment in Kona at its fair value as a component of the assets transferred in the KBC Merger. The Company also discontinued recognizing earnings on an equity basis for Kona from the effective date of the KBC Merger, and will not recognize equity earnings associated with Kona in future periods.

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

While the craft beer market has seen a significant growth in the number of competitors, the national domestic and international brewers have undergone a second round of consolidation, reducing the number of market participants at the top of the beer market. A number of factors have driven this consolidation, including the desire to capture market share and positioning as either the largest brewer or second largest brewer in any given market. The U.S. beer market, in which the Company competes, was once dominated by three companies, A-B, Miller Brewing Company and Adolph Coors Company. During the past decade, Miller Brewing Company and Adolph Coors Company were merged with international brewers, South African Brewers (“SAB”) and Molson of Canada, respectively, to increase the global market reach of their brands. During 2009, the resulting companies, SABMiller and MolsonCoors, completed the terms of a joint venture to merge their U.S. operations, competing under the name MillerCoors. Likewise, A-B was acquired by Belgium-based InBev in a deal consummated in the fourth quarter of 2008. Shipments for the two entities, A-B and MillerCoors, represented more than 80 percent of the total U.S. market, including imports, for 2010.

Another factor driving consolidation is the desire on the part of these larger consolidated national brewers to control the rising cost of the majority of the inputs to the brewing process, primarily barley, wheat and hops, and packaging and shipping costs. While consolidation promises to alleviate these cost pressures for the national brewers, the Company faces these same pressures with only limited resources available to achieve similar benefits.

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

As the conditions under which each brewery operates differ (including such variables as the age and configuration of the equipment and the local environment), the impact that these factors may have on the estimate of capacity also vary by brewery. The Washington Brewery is constrained by the size of its brewhouse (the brewery has adequate capacity to ferment and package all of the beer that can be brewed there), and the other three production breweries are constrained by the volume and configuration of their respective fermenters relative to the capacity of their respective brewhouse and packaging facilities.

Management did not consider the impact that seasonality clearly has on its capacity analysis, but rather assumed that each brewery produces beer to its full working capacity throughout a 50 week year. As seasonality is a significant factor affecting the Company’s sales, the Company expects that the breweries’ capacity may only approach full capacity utilization during periods when the Company’s sales are strongest, i.e. the second and third quarters of any year, and there likely will be periods where the breweries’ capacity utilization will be lower.

Management estimates the annual working capacity for its production breweries as follows:

Annual Working Capacity at December 31, 2010
(In barrels)
Production Breweries
Oregon Brewery (1)	481,000
Washington Brewery	236,000
New Hampshire Brewery	181,000
Hawaiian Brewery	11,000
909,000
____________________________
Note 1 - Excludes the annual working capacity for the Rose Quarter Brewery, which is less than 1,000 barrels.

In its latest analysis of annual working capacity, management determined that numerous production best practices implemented over the course of the past two years contributed to a significant increase in its total annual working capacity, especially at the Oregon Brewery.

Beginning in the fourth quarter of 2010, the Company increased the rate of its capital expenditures, and expects this elevated rate to continue for all of 2011. A significant component of this future spending may not directly contribute to an increase in working capacity but rather towards improving order management and demand forecasting. In addition, a portion will enable the Company to fulfill consumer demand for an increasing variety of packages and brands. At the New Hampshire Brewery, the Company incurred $1.4 million and $0.9 million in capital expenditures in 2010 and 2009, respectively, for projects primarily intended to improve quality and increase capacity, including the installation of a chiller and a water treatment facility. These projects have enabled the Company to expand the brands produced at that facility, leading to an increase in annual working capacity. The Company anticipates that near term working capacity will continue to approximate 900,000 barrels due to a combination of these improvements and its estimated brand mix produced at its breweries.

The Company’s capacity utilization has a significant impact on gross profit. Generally, as breweries operate at higher levels of capacity utilization, profitability is favorably affected as fixed and semi-variable operating costs, such as depreciation and production salaries, are spread over a larger base. As the Company has made significant investments both with its personnel and its capital, the Company has created a significant amount of working capacity, some of which remains unutilized. While the Company anticipates that future sales growth will fully absorb this amount, the Company continues to evaluate other operating configurations and arrangements, including contract brewing, to improve the utilization of its production breweries and recoup these investments.

In addition to capacity utilization, other factors that could affect gross margin include product pricing levels including the extent of price promotion, sales mix between draft and bottled product sales and within the various bottled product packages, availability and prices of raw materials and packaging materials, and rates charged for freight and federal or state excise taxes.

Brand Trends
Widmer Brothers’ Beers. The Widmer Brothers’ brand family has been able to secure a measurable share of the craft beer segment created by the popular consumer response to the Hefeweizen category within the craft beer segment and the role that Widmer Brothers Hefeweizen has enjoyed as the pioneer and leader in this category. This category continues to experience positive trends nationally, but has continued to see a significant increase in competitive products from other craft brewers and offerings from large domestic brewers such as A-B’s Shock Top Belgian White and MillerCoors’ Blue Moon Belgian White. Compounding the effects of the increased competitive landscape has been a difficult environment for the restaurant and dining industry, as a result of the prolonged U.S. economic recession for much of 2010. Widmer Brothers Hefeweizen is significantly more dependent on on-premise sales than the Company’s other brands, although the mix continues to move towards a more even balance each year. In an effort to keep top of mind with consumers and to shift the emphasis of this brand from the on-premise market, during 2009, the Company began offering Widmer Brothers Hefeweizen in the Western U.S. markets in a 5-liter steel mini keg. The Company believes this allows consumers the opportunity to enjoy the draft characteristics of this brand at home.

The Company began selling and marketing other Widmer Brothers-branded products in the Midwest and Eastern United States in 2009, ramping these efforts up in these markets in 2010. These efforts rounded out the Widmer Brothers-brand offering in these regions, giving the consumers in these markets a true Widmer Brothers brand family to enjoy, especially Drop Top Amber Ale and Drifter Pale Ale (“Drifter”). The growth and development of both of these brands, Drifter in particular, have helped stabilize the performance of the overall brand family and partially offset the unfavorable trends impacting the Widmer Brothers Hefeweizen, These supporting brands drove the volume growth for the Widmer Brothers brand’s off-premise sales.

The success of the Brothers’ Reserve brand in 2010 demonstrated the ability of the brand family to create new and one-of-a-kind premium priced beers for the connoisseur and beer enthusiast segments. While the Company will seek to keep the Brothers’ Reserve volume limited to preserve its caché, the Widmer Brothers brand family will offer a greater number of high-end and luxury brands, such as the Pitch Black India Pale Ale (“IPA”), and Nelson Imperial IPA in 4-pack bottles and draft in 2011 to capture the growth of these markets.

Redhook Beers. The Redhook brand family’s volume is largely derived from Long Hammer IPA, ESB and the seasonal lineup. Long Hammer IPA has been able to leverage the growth of consumer demand within the IPA category coupled with an aggressive pricing strategy to become one of the market leaders in this category. As the IPA category has grown, the number of competitors entering this category has increased significantly, and in 2010, two larger craft brewing competitors introduced year round IPAs in bottles. This development, along with scores of smaller craft brewers producing both draft and bottled IPA products, has had an unfavorable impact on the growth rate for Long Hammer IPA.

The Redhook brand family will also develop its most unique and one-off beers tailored to the geographic differences in the brand family’s footprint, with introduction of the Brewery Backyard series of brands for the Cataqua Public House at the New Hampshire Brewery and surrounding local markets and the Blueline series of brands for the Forecasters Public House at the Washington Brewery and surrounding local markets. These beers will be experimental in nature, and designed to appeal to the connoisseur and craft beer enthusiast communities. Beers produced for either brand series will be offered only for a limited time to preserve the excitement and exclusivity of the brands.

The overall Redhook brand family, including Long Hammer IPA, has been most competitive in its core and traditional markets where the brand identity is well known; however, in markets where it has been a recent entrant, achieving positive sales momentum has been more difficult. The Redhook brand family will seek to replicate many of the strategies deployed in Redhook’s local markets to select markets that are targeted for their growth potential for the brand family. Combined with the packaging changes, including a redesigned bottle for all Redhook brand offerings, as well as cans exclusively for the Copperhook Ale brand, the Company hopes to reverse the recent sales declines for the Redhook brand family in 2011.

Kona Brewing Beers. The volume growth of the Kona Brewing brand has outpaced the craft beer segment’s growth since its introduction to the mainland in 2004 facilitated through its relationships with WBBC and Craft Brands Alliance, LLC (“Craft Brands”), a sales and marketing joint venture between the Company and WBBC. Although early success for the Kona Brewing brand may have been due to its relative newness, benefiting from increased distribution into new geographic regions and trial from consumers, its performance in 2010 continued to be strong, becoming a top-15 brand within the craft beer segment.

The Company identifies Longboard Island Lager as the brand family’s flagship, creating a direct connection to Hawaii with consumers. The brand family has a clear identity, marketed as “Always Aloha”, which creates a strong message easily understood by consumers. The beer is of high quality and often made with ingredients from Hawaii, making it popular with wholesalers, retailers and consumers.

As a relatively new brand in the U.S. mainland, Kona-branded beers are distributed in fewer markets than the other two brand families, which both offer some, if not all of their brands in 48 states. Management believes that the Kona Brewing brands will continue to experience significant near-term organic growth in addition to volume growth generated by continued geographic expansion of the brand into the Eastern United States. The Company believes that the Kona Brewing brand will benefit from the KBC Merger by creating favorable selling opportunities in a greater number of lucrative markets, supported by the Company’s financial, marketing, selling and operational resources to further expand consumer demand for the brand.

For additional information about risks and uncertainties facing the Company, see “Part 1, Item 1A. Risk Factors”.

Results of Operations
The following table sets forth, for the periods indicated, certain items from the Company’s Consolidated Statements of Income expressed as a percentage of net sales:

	Year Ended December 31,
	2010	2009

Sales	106.9%	106.9%
Less excise taxes	6.9	6.9
Net sales	100.0	100.0
Cost of sales	74.5	77.9
Gross profit	25.5	22.1
Selling, general and administrative expenses	22.7	20.0
Merger-related expenses	0.4	0.2
Operating income	2.4	1.9
Income from equity investments	0.6	0.4
Interest expense	(1.1)	(1.7)
Interest and other income, net	0.2	0.3
Income before income taxes	2.1	0.9
Income tax provision	0.8	0.2
Net income	1.3%	0.7%

Non-GAAP Financial Measures
Since June 2008, the Company has maintained a loan agreement (as amended, the “Loan Agreement”) with Bank of America, N.A. (“BofA”), which is presently comprised of a $22.0 million revolving line of credit (“Line of Credit”), including provisions for cash borrowings and up to $2.5 million notional amount of letters of credit, and a $13.5 million term loan (“Term Loan”). The Loan Agreement was most recently amended effective September 30, 2010 (the “Third Amendment”), primarily to accommodate the KBC Merger. The Company’s Loan Agreement subjects the Company to a financial covenant based on earnings before interest, taxes, depreciation and amortization (“EBITDA”). See “Liquidity and Capital Resources.” EBITDA is defined per the Loan Agreement and requires additional adjustments, among other items, to (a) exclude merger-related expenses, subject to limitations, (b) adjust losses (gains) on sale or disposal of assets, (c) exclude certain other non-cash income and expense items and (d) adjust for certain items that are specifically identified in either the Loan Agreement or the Third Amendment. The financial covenants under the Loan Agreement are measured on a trailing four-quarter basis, and the Company generated EBITDA as defined of $13.5 million for the trailing four quarters ended December 31, 2010. As of December 31, 2010, the Company was required to maintain a ratio of funded debt to EBITDA, as defined, less than or equal to 3.0 to 1. The Company was in compliance with all contractual financial covenants, including the ratio of funded debt to EBITDA, as of December 31, 2010. The following table reconciles net income to EBITDA per the modified loan agreement for this period:

For the Trailing Four Quarters Ended December 31, 2010
(In thousands)

Net income	$1,686
Interest expense	1,497
Income tax provision	1,100
Depreciation expense	6,494
Amortization expense	550
Merger-related expenses, to extent allowable	450
Prior period EBITDA generated by acquired subsidiary, to extent allowable	1,567
Other non-cash charges	111
EBITDA per the Loan Agreement	$13,455

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

The following table sets forth, for the periods indicated, a comparison of certain items from the Company’s Consolidated Statements of Income:

	Year Ended December 31,		Increase /
	2010	2009	(Decrease)	% Change
	(Dollars in thousands)

Sales	$140,852	$133,308	$7,544	5.7%
Less excise taxes	9,121	8,595	526	6.1
Net sales	131,731	124,713	7,018	5.6
Cost of sales	98,064	97,230	834	0.9
Gross profit	33,667	27,483	6,184	22.5
Selling, general and administrative expenses	29,938	24,911	5,027	20.2
Merger-related expenses	559	225	334	148.4
Operating income	3,170	2,347	823	35.1
Income from equity investments	842	552	290	52.5
Interest expense	(1,497)	(2,139)	(642)	(30.0)
Interest and other income, net	271	313	(42)	(13.4)
Income before income taxes	2,786	1,073	1,713	159.6
Income tax provision	1,100	186	914	N/M
Net income	$1,686	$887	$799	90.1%
____________________________
Note:
N/M - Not Meaningful

The following table sets forth, for the periods indicated, a comparison of sales revenues within the specified categories:

	Year Ended December 31,		Increase /	%
	2010	2009	(Decrease)	Change
	(Dollar in thousands)

Sales Revenues by Category
A-B and A-B related (1)	$114,296	$110,840	$3,456	3.1%
Contract brewing	2,543	431	2,112	N/M
Alternating proprietorship	9,846	10,744	(898)	(8.4)
Pubs and other (2)	14,167	11,293	2,874	25.4
Total Sales	$140,852	$133,308	$7,544	5.7%
____________________________
Note 1 - A-B related revenues include fees earned on wholesaler or distibutor sales made via a non-wholesaler.
Note 2 - Other revenues include international sales, sales of promotional merchandise and other.
N/M - Not Meaningful

Gross Sales. Total sales revenues increased 5.7% to $140.9 million for the year ended December 31, 2010 from $133.3 million for the same period in 2009. The primary factors contributing to the increase in the sales revenues for the year ended December 31, 2010 was an increase in sales to A-B and A-B related revenues, an increase in contract brewing revenues, and the effects of the KBC Merger, which included the sales generated by the acquired restaurants and pubs on the Hawaiian Islands during the fourth quarter of 2010 partially offset by the elimination of alternating proprietorship fees for the fourth quarter of 2010.

Sales to A-B and A-B related increased due to the net selling price for the Company’s products sold through A-B, a slight increase in the shipments to A-B of 1,700 barrels or 0.3% from shipments of 573,200 barrels in 2009 to 574,900 barrels in 2010, and a reduction in the fees paid to A-B associated with the amendment to the A-B Distribution Agreement. The Company experienced a net price increase for both the Company’s draft and bottled products. This pricing increase was primarily due to increased prices at the wholesaler levels, package mix, and a greater percentage of higher priced brands sold during the year ended December 31, 2010 as compared with the corresponding period a year ago. The rate of change in depletions for the year ended December 31, 2010 increased as a 1.6% rate from the prior period a year ago, reflecting the increase in demand for Kona-branded products.

The increase in contract revenues of $2.1 million was primarily due to a full year of contract brewing for 2010 as compared with a little more than a quarter’s activity for 2009 under the Company’s contract brewing arrangement with a third party.

Revenues from pub and other sales increased by $2.9 million for 2010 primarily due to the contribution in the fourth quarter of 2010 of the restaurant and pub operations acquired in the KBC Merger. The contribution of the KBC restaurants and pubs was only in the 2010 period.

The above factors were partially offset by a decrease in alternating proprietorship fees of $898,000 earned from Kona for leasing the Oregon Brewery and sales of raw materials for the year ended December 31, 2010 as compared with the corresponding period in 2009. The decrease in fees was primarily due to the effect of the KBC Merger, as no alternating proprietorship fees were recognized in the fourth quarter of 2010 as the activities of the Company, KBC and Kona are consolidated after the effective date, while a full year of the corresponding activities were recorded in 2009.

Shipments – Customer. The following table sets forth a comparison of shipments by customer for the periods indicated:

	Year Ended December 31,
	2010 - Shipments			2009 - Shipments
	Draft	Bottle	Total	Draft	Bottle	Total	Increase / (Decrease)	% Change
	(Shipments in barrels)

A-B	219,400	355,500	574,900	229,100	344,100	573,200	1,700	0.3%
Contract brewing	23,100	—	23,100	5,000	—	5,000	18,100	N/M
Pubs and other (1)	7,700	2,100	9,800	7,400	1,900	9,300	500	5.4
Total shipped	250,200	357,600	607,800	241,500	346,000	587,500	20,300	3.5%
____________________________
Note 1 - Other includes international, non-wholesalers, pubs and other
N/M - Not Meaningful

Total Company shipments increased 3.5% to 607,800 barrels in 2010 as compared with 587,500 barrels in 2009, primarily driven by contract brewing for a full year of shipments in 2010 as compared with a little more than a quarter for the year ended December 31, 2009, and the increase in shipments to A-B for the 2010 period.

Pricing and Fees. Average revenue per barrel on shipments of beer excluding contract brewing for 2010 was 2.8% higher than average revenue per barrel for 2009. During 2010 and 2009, the Company sold 94.6% and 97.6%, respectively, of its beer through A-B at wholesale pricing levels throughout the United States.

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

In connection with all sales through the A-B Distribution Agreement, the Company pays a Margin fee to A-B (“Margin”). The Margin does not apply to sales under the Company’s contract brewing arrangement or from its retail operations and dock sales. The A-B Distribution Agreement also provides for payment of Additional Margin for shipments that exceed a specified level (together with Margin, “Total Margin”). For the year ended December 31, 2010 and 2009, the Company recognized expense of $5.6 million and $5.8 million, respectively, related to Total Margin associated with sales to A-B. These fees are reflected as a reduction of sales in the Company’s consolidated statements of income. On August 12, 2010, the Company entered into an amendment to the A-B Distribution Agreement that exempts certain product sales from Total Margin effective as of the fourth quarter of 2010. The Company estimates that, if the amendment had been in place for the entire 2010 fiscal year, sales revenues for the year would have been approximately $1.2 million more than the net sales that were recognized for 2010 due to lower fees paid to A-B for Total Margin. This estimate is exclusive of any effect of the pending sale of FSB. The Company expects the gross margin to increase in periods in which sales revenues are anticipated to be higher due to the effect of the lower fees paid to A-B; however, the Company is required to reinvest all of the savings resulting from this amendment into the development, marketing and support of its brands, fully offsetting any anticipated improvement in gross margin due to this amendment.

As of December 31, 2010, the net amount due from A-B under all Company agreements with A-B totaled $3.9 million. In connection with the sale of beer pursuant to the A-B Distribution Agreement, the Company’s accounts receivable reflect significant balances due from A-B, and the refundable deposits and accrued expenses reflect significant balances due to A-B. Although the Company considers these balances to be due to or from A-B, the final destination of the Company’s products is an A-B wholesaler and payments by the wholesaler are settled through A-B. The Company purchases packaging, other materials and services under separate arrangements; balances due to A-B under these arrangements are reflected in accounts payable and accrued expenses. These amounts are also included in the net amount presented above.

Shipments – Brand. The following table sets forth a comparison of shipments by brand for the periods indicated:

	Year Ended December 31,
	2010 - Shipments			2009 - Shipments
	Draft	Bottle	Total	Draft	Bottle	Total	Increase / (Decrease)	% Change
	(Shipments in barrels)

Widmer Brothers brand	133,700	143,500	277,200	144,600	141,100	285,700	(8,500)	(3.0)%
Redhook brand	46,700	127,400	174,100	50,100	133,500	183,600	(9,500)	(5.2)
Kona brand	46,700	86,700	133,400	41,800	71,400	113,200	20,200	17.8
Total shipped (1)	227,100	357,600	584,700	236,500	346,000	582,500	2,200	0.4%
____________________________
Note 1 - Total shipments by brand exclude shipments produced under the Company's contract brewing arrangement.

During the year ended December 31, 2010, 73.2% of Redhook-branded shipments were shipments of bottled beer as compared with 72.7% in the year ended December 31, 2009. Although the sales mix of Kona-branded beer is also weighted toward bottled product, it is somewhat less than Redhook-branded beer as 65.0% and 63.1% of Kona-branded shipments was bottled beer for the corresponding periods. The sales mix of Widmer Brothers-branded products contrasts significantly from that of these two brands with 51.8% and 49.4% of Widmer Brothers-branded products being bottled beer in 2010 and 2009, respectively. Although the average revenue per barrel for sales of bottled beer is typically significantly higher than that of draft beer, the cost per barrel is also higher, resulting in a gross margin that is approximately 10% less than that of draft beer sales.

Excise Taxes. Excise taxes for the year ended December 31, 2010 increased $526,000, or 6.1%, primarily due to an increase of total shipments during the year as compared with the corresponding period of 2009, and was also affected by an increase in the marginal tax rate for beer produced in Washington state, which became effective at the mid-year of 2010. Excise tax expense recognized for the year ended December 31, 2010 was also affected by the KBC Merger as the combined companies are only eligible for a single exemption as a result of the merger.

Cost of Sales. Cost of sales increased 0.9% to $98.1 million for the year ended December 31, 2010 from $97.2 million in the same period of 2009 which was primarily due to the increase in shipments for the 2010 fiscal year as compared with the corresponding period a year ago. In addition, the Company incurred costs in the second and third quarters of 2010, including shipping and related logistics, associated with a significant quantity of beer brewed at one of the Company’s breweries that did not meet the Company’s exacting quality standards, causing the Company to dispose of in-process and finished draft and packaged beer. Factors that partially offset these increases were decreases in certain core production inputs, raw materials and packaging materials, and cooperage costs. On a per barrel basis, cost of sales for the year ended December 31, 2010 decreased by $4.16 or 2.5% from $165.50 per barrel for 2009 to $161.34 per barrel for 2010 and as a percentage of net sales to 74.5% from 77.9% primarily due to lower raw material, packaging, energy, and cooperage costs and the net price increase for the Company’s products during the year ended December 31, 2010 as compared with the corresponding period of 2009.

Inventories acquired pursuant to the WBBC Merger were recorded at their estimated fair values as of July 1, 2008, resulting in an increase (the “Step Up Adjustment”) over the cost at which these inventories were stated on the June 30, 2008 WBBC balance sheet. The July 1, 2008 Step Up Adjustment totaled approximately $1.0 million for raw materials acquired and $118,000 for work in process and finished goods acquired. During the year ended December 31, 2010 and 2009, approximately $238,000 and $474,000, respectively, of the Step Up Adjustment was amortized to cost of sales in connection with normal production and sales. Substantially all such costs associated with the Step Up Adjustment have been recognized as of December 31, 2010, and only an immaterial amount of the Step Up Adjustment remains to be recognized in future periods.

The Company’s cost saving initiatives, which were implemented throughout 2009, contributed to the decrease in costs associated with raw materials, packaging, energy and cooperage costs as the Company has sought to aggressively manage its logistics and capture production efficiencies from improved resource rationalization. The Company’s brewing and production initiatives have contributed to an increase in capacity in excess of the anticipated near term demand for the Company’s products. Based upon the Company’s average working capacity of 916,300 barrels and 863,000 barrels for 2010 and 2009, respectively, the utilization rate was 66.3% and 68.1%, respectively. Capacity utilization rates are calculated by dividing the Company’s total shipments by the average working capacity. See “Overview” for discussion of the Company’s methodology in calculating annual working capacity. The capacity utilization for the 2010 period has lagged the 2009 period due to the increases in working capacity caused by the production best practices implemented beginning with the third quarter of 2008 through the end of 2010. While the Company has a certain amount of unused working capacity, the Company anticipates that future sales growth will fully absorb this amount, and the short-term gap between the two will be filled by contract brewing to improve the utilization of its production breweries at a faster rate. To this end, during the third quarter of 2009, the Company executed a contract brewing arrangement under which the Company will produce beer in volumes and per specifications as designated by a third party. The Company anticipates that the volume of this contract may approach 35,000 barrels in 2011, although the third party may designate greater or lesser quantities per the terms of the contract. During the fourth quarter of 2010, the Company executed a three-year contract brewing arrangement with FSB under which the Company will produce beer in volumes and per specifications as designated by FSB. The Company anticipates that the volume of this contract may approximate 25,000 to 30,000 barrels per year, with shipments under this arrangement beginning in the first quarter of 2011.

Prior to the effective date of the KBC Merger, cost of sales for 2010 and for all of 2009 included costs associated with two distinct Kona revenue streams: (i) direct and indirect costs related to the alternating proprietorship arrangements with Kona and (ii) the cost paid to Kona for the Kona-branded finished goods that are marketed and sold by the Company to wholesalers through the A-B Distribution Agreement. After the effective date, the Company also discontinued recognizing the costs related to these activities as they pertain to Kona, and will not recognize these costs associated with Kona in future periods.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2010 increased by $5.0 million, or 20.2% to $29.9 million from $24.9 million for the same period in 2009 and as a percentage of net sales to 22.7% from 20.0% due primarily to an increase in direct costs associated with sales and marketing activities, and costs associated with the Kona operations for the quarter ended December 31, 2010. The Company also experienced an increase in other SG&A costs for the year ended December 31, 2010, particularly associated with computer software, consulting and professional fees, incentive compensation costs, and travel and related expenses as compared with the corresponding period in 2009.

The Company incurs costs for the promotion of its products through a variety of advertising programs with its wholesalers and downstream retailers. These costs are included in SG&A expenses and frequently involve the local wholesaler sharing in the cost of the program. Reimbursements from wholesalers for advertising and promotion activities are recorded as a reduction to SG&A expenses in the Company’s consolidated statements of income. Reimbursements for pricing discounts to wholesalers are recorded as a reduction to sales. The wholesalers’ contribution toward these activities was an immaterial percentage of net sales for the years ended December 31, 2010 and 2009. Depending on the industry and market conditions, the Company may adjust its advertising and promotional efforts in a wholesaler’s market if a change occurs in a cost-sharing arrangement. The timing of these efforts may also be adjusted due to opportunities available to the Company over the course of the fiscal year; however, the Company anticipates that its expenditures associated with its sales and marketing efforts for most periods in 2011, and especially in the first half of the year, will be significantly greater than its expenditures for SG&A in the corresponding periods of 2010.

Merger-related Expenses. Merger-related expenses for the year ended December 31, 2010 increased $334,000, to $559,000 for 2010 from expenses of $225,000 for the same period in 2009, which is primarily due to the 2009 period reflecting severance expenses associated with the 2008 merger with WBBC, while the 2010 period reflects the activities associated with the KBC Merger, including legal, consulting, accounting and other professional fees, and severance costs, which was completed on October 1, 2010.

The Company estimates that the remaining merger-related severance benefits associated with the WBBC Merger totaling approximately $143,000 will be paid during the first six months of 2011. Additionally, the Company estimates that merger-related severance benefits associated with the KBC Merger totaling $139,000 will be paid during the first six months of 2011 to all affected Kona employees. The Company has recognized all costs associated with its merger-related severance benefits, including these, in accordance with ASC 420, Exit or Disposal Cost Obligations. The Company recognized severance costs of approximately $150,000 and $225,000 as a merger-related expense in the Company’s consolidated statements of income for the years ended December 31, 2010 and 2009, respectively. The Company anticipates that substantially all such costs have been recognized as of the end of the 2010 period and does not expect to recognize significant additional costs associated with either of these mergers in future periods.

Income from Equity Investments. For the years ended December 31, 2010 and 2009, the Company’s share of FSB’s net income totaled $696,000 and $441,000, respectively. For the years ended December 31, 2010 and 2009, the Company’s share of Kona’s net income totaled $146,000 and $111,000, respectively; however, as of October 1, 2010, with the execution of the KBC Merger, the Company discontinued recognizing earnings on an equity basis for Kona, and will not recognize equity earnings associated with Kona in future periods.

Interest Expense. Interest expense decreased $642,000 to $1.5 million in 2010 from $2.1 million in 2009 due to a lower level of debt outstanding on average during the current period and a lower average interest rate on borrowings under the credit agreement. To support its capital project and working capital requirements for 2009, the Company maintained average outstanding debt for the year ended December 31, 2009 at $31.6 million. The Company has been able to pay down its outstanding borrowings such that its average outstanding debt was $24.2 million for the year ended December 31, 2010. The lower average interest rate was primarily due to the Company’s improved financial results and an associated decrease in its funded debt, and the effects of favorable modifications to its primary borrowing arrangement granted by BofA in the second and third quarters of 2010.

Interest and Other Income, net. Interest and other income, net decreased by $42,000 to $271,000 for 2010 from $313,000 for the same period of 2009, primarily attributable to a reduction in interest income and other income, both occurring during the year ended December 31, 2010 as compared with 2009, partially offset by the gain on the elimination of the Kona equity interest at its fair value as compared to its recorded value as of the effective date. The reduction in interest income recorded for 2010 was primarily due to the expiration of the Company’s interest rate swap agreement in the fouth quarter of 2010 as compared with a full year of activity for 2009.

Income Taxes. The Company’s provision for income taxes was $1.1 million for the year ended December 31, 2010 compared with $186,000 for the corresponding period a year ago. The income tax provision for the year ended December 31, 2010 varies from the statutory tax rate due largely to the impact of the Company’s non-deductible expenses, primarily meals and entertainment and merger-related expenses, partially offset by the full release of the $100,000 valuation allowance established for certain of the Company’s deferred taxes and the generation of tax credits. The income tax provision for the year ended December 31, 2009 varies from the statutory tax rate primarily due to the reversal of $900,000 of the $1.0 million valuation allowance, based on the Company’s assessment that it was more likely than not that certain deferred tax assets would be realized. The Company’s assessment was based upon the future reversal of existing temporary differences, primarily depreciation and amortization, and the fiscal year 2009 results, among others. This favorable effect was partially offset by the impact of the Company’s non-deductible expenses, a shift in the destination of the Company’s shipments resulting in a greater apportionment of earnings and related deferred tax liabilities to states with higher statutory tax rates than in prior periods, and the then expected settlement with the Internal Revenue Service (“IRS”) regarding its examination of the income tax returns for 2007 and 2008 filed by WBBC and related adjustments to deferred tax accounts recorded in the WBBC Merger. See “– Critical Accounting Policies and Estimates” for further discussion related to the Company’s income tax provision and NOL carryforward position as of December 31, 2010.

Liquidity and Capital Resources
The Company has required capital primarily for the construction and development of its production breweries, to support its expansion and growth plans as they have occurred, and to fund its working capital needs. Historically, the Company has financed its capital requirements through cash flow from operations, bank borrowings and the sale of common and preferred stock. The Company anticipates meeting its anticipated obligations in 2011 through a combination of short-term bank borrowing and cash flows from operations. The capital resources available to the Company under its loan agreement and capital lease obligations are discussed in further detail in Item 8, Notes to Consolidated Financial Statements. See Note 8 for further discussion regarding the Company’s debt obligations at December 31, 2010.

The Company had $164,000 and $11,000 of cash and cash equivalents at December 31, 2010 and 2009, respectively. At December 31, 2010, the Company had a working capital deficit totaling $4.4 million, reflecting a $1.9 million increase to the deficit as compared with the Company’s working capital position at December 31, 2009. However, the Company's debt as a percentage of total capitalization (total debt and common stockholders' equity) improved for the year, from 24.5% at December 31, 2009 to 22.4% at December 31, 2010. Similarly, cash provided by operating activities was $10.8 million for the year ended December 31, 2010 as compared with $9.0 million for the year ended December 31, 2009.

Capital expenditures for the year ended December 31, 2010 and 2009 were $4.7 million and $2.3 million, respectively. Major projects in 2010 included $1.4 million at the New Hampshire Brewery, including quality systems, installation of additional fermenters and water treatment systems; $1.2 million at the Washington Brewery, including tenant improvements at the facility and projects to increase brand and packaging variety; and $0.8 million for planning and design costs associated with a Company-wide demand planning and order management system. Major projects in 2009 included nearly $1.1 million expended for projects at the Oregon Brewery, including the installation of four 250-barrel bright tanks, and nearly $800,000 expended for projects at the New Hampshire Brewery, including the installation of a chiller and projects designed to expand the brands produced at that facility. The Company expects that it will be able to generate sufficient liquidity in 2011 to fund its capital expenditures at the necessary levels.

As of December 31, 2010, the Company’s available liquidity was $15.4 million, comprised of accessible cash and cash equivalents and further borrowing capacity. The Company anticipates increased short-term borrowing due to the effect of the Company’s planned capital expenditures as discussed below, and also due to first quarter shipment levels typically being lower than the other quarters. The Company anticipates that it will be able to generate sufficient liquidity for the 2011 fiscal year between its operating cash flows and its available borrowing capacity to fund its capital expenditures at the necessary levels, including those associated with Kona and certain new projects identified by the Company. The Company has identified opportunities for certain of its brewing and other production areas, primarily associated with the new contract brewing arrangement with FSB, its quality assurance and information technology equipment, and to enhance and target its brand offerings. The Company will be required to make significant near-term capital expenditures to secure these opportunities. Certain of these expenditures began in the 2010 fourth quarter and are expected to continue throughout a majority of the 2011 fiscal year, during which the Company expects to spend a total of approximately $6 million for these capital projects.

Since June 2008, the Company has maintained a loan agreement (as amended, the “Loan Agreement”) with BofA, which is presently comprised of a $22.0 million revolving line of credit (“Line of Credit”), including provisions for cash borrowings and up to $2.5 million notional amount of letters of credit, and a $13.5 million term loan (“Term Loan”). The Company may draw upon the Line of Credit for working capital and general corporate purposes. At December 31, 2010, the Company had $7.5 million outstanding under the Line of Credit.

Under the Loan Agreement, the Company may select either the London Inter-Bank Offered Rate (“LIBOR”) or the Inter-Bank Offered Rate (“IBOR”) (each, a “Benchmark Rate”) as the basis for calculating interest on the outstanding principal balance of the Line of Credit. Interest accrues at an annual rate equal to the Benchmark Rate plus a marginal rate. The Company may select different Benchmark Rates for different tranches of its borrowings under the Line of Credit. The marginal rate varies from 1.00% to 2.25% based on the ratio of the Company’s funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined (“funded debt ratio”). LIBOR rates may be selected for one, two, three, or six month periods, and IBOR rates may be selected for no shorter than 14 days and no longer than six months. Accrued interest for the Line of Credit is due and payable monthly. At December 31, 2010, the weighted-average interest rate for the borrowings outstanding under the Line of Credit was 1.25%.

Under the Loan Agreement a quarterly fee on the unused portion of the Line of Credit, including the undrawn amount of the related standby letter of credit, varies from 0.15% to 0.30% based upon the Company’s funded debt ratio. At December 31, 2010, the quarterly fee was 0.15%. An annual fee is payable in advance on the notional amount of each standby letter of credit issued and outstanding multiplied by an applicable rate ranging from 1.00% to 2.00%.

Trend
During the year ended December 31, 2010, the Company has experienced a $1.9 million reduction in working capital, due in large part to the Company’s expenditures of $6.2 million for the KBC Merger, $4.7 million for property, plant and equipment and $2.0 million in debt and interest payments for the year, partially offset by generation of $8.9 million in earnings adjusted for non-cash items. Offsetting the amounts paid for debt service for 2010 is $1.1 million in net borrowings under the revolving line of credit, which the Company may borrow against as its working capital requirements dictate.

Certain Considerations: Issues and Uncertainties
The Company does not provide forecasts of future financial performance or sales volumes, although this Annual Report contains certain other types of forward-looking statements that involve risks and uncertainties. The Company may, in discussions of its future plans, objectives and expected performance in periodic reports filed by the Company with the Securities and Exchange Commission (or documents incorporated by reference therein) and in written and oral presentations made by the Company, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on assumptions that the Company believes are reasonable, but are by their nature inherently uncertain. In all cases, there can be no assurance that such assumptions will prove correct or that projected events will occur. Actual results could differ materially from those projected depending on a variety of factors, including, but not limited to, the successful execution of market development and other plans, the availability of financing and the issues discussed in “Part I, Item 1A. Risk Factors” above. In the event of a negative outcome of any one of these factors, the trading price of the Company’s common stock could decline and an investment in the Company’s common stock could be impaired.

Critical Accounting Policies and Estimates
The Company’s consolidated financial statements are based upon the selection and application of significant accounting policies that require management to make significant estimates and assumptions. Management believes that the following are some of the more critical judgment areas in the application of the Company’s accounting policies that currently affect its financial condition and results of operations. Judgments and uncertainties affecting the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions.

Equity Investments. In accordance with ASC 323, the Company accounts for its investment in FSB under the equity method of accounting. The Company owns a 42 percent interest in FSB, which has afforded the Company significant influence, but not control, over FSB. Due to the timing of the receipt of FSB's financial statements, the Company accounts for its share of net earnings of FSB on a one-month lag. The Company recorded the fair value of the investment as its carrying value at acquisition. The difference between the carrying value of the equity investment and the Company’s amount of underlying equity in the net assets of the investee is considered equity method goodwill, which is not amortized.

Goodwill, other intangible assets and long-lived assets. In accordance with ASC Topic 350, Intangibles – Goodwill and Other (“ASC 350”), the Company’s intangible assets with indefinite lives that are not subject to amortization, including goodwill, trade names and trademarks, are reviewed annually for impairment, or more often, if events or changes in circumstances indicate that the Company’s reporting unit carrying value may exceed its fair value. Management has determined the Company consists of a single reporting unit and uses a combination of valuation methods, market capitalization and income approach, to estimate the fair value of the reporting unit. If the carrying value of goodwill exceeds the implied fair value, an impairment charge to current earnings is recorded to reduce the carrying value to the implied estimated fair value. As a result of the KBC Merger, the Company recognized a goodwill asset in the fourth quarter of 2010, and conducted the annual goodwill impairment test as of December 31, 2010.

The Company’s impairment loss calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate the fair value of the reporting unit, including estimating future cash flows, and if necessary, the fair value of the Company’s assets and liabilities. Further, the Company’s ability to realize the future cash flows used in management’s fair value calculations is affected by factors such as changes in economic conditions, changes in the Company’s operating performance, changes in management’s business strategies, and growth of the overall market for craft beer. As the Company periodically reassesses its fair value calculations, including estimated future cash flows, changes in management’s estimates and assumptions may cause the Company to realize material impairment charges in the future.

The Company evaluates potential impairment of its long-lived assets, including its distributor agreements, non-compete agreements and other intangible assets subject to amortization, in accordance with ASC 360-10-35-15, Property, Plant, and Equipment – Overall – Subsequent Measurement – Impairment or Disposal of Long-Lived Assets. When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to projected future undiscounted cash flows in addition to other quantitative and qualitative analyses. Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss by a charge against current operations. The Company did not identify indicators of impairment during the periods presented.

Refundable Deposits on Kegs. The Company distributes its draft beer in kegs that are owned by the Company as well as in kegs that have been leased from third parties. Kegs that are owned by the Company are reflected in the Company’s balance sheets at cost and are depreciated over the estimated useful life of the keg. When draft beer is shipped to the wholesaler, regardless of whether the keg is owned or leased, the Company collects a refundable deposit, reflected as a current liability in the Company’s balance sheets. Upon return of the keg to the Company, the deposit is refunded to the wholesaler. When a wholesaler cannot account for some of the Company’s kegs for which it is responsible, the wholesaler pays the Company, for each keg determined to be lost, a fixed fee and also forfeits the deposit. For the years ended December 31, 2010 and 2009, the Company reduced its brewery equipment by $364,000 and $259,000, respectively, comprised of lost keg fees and forfeited deposits.

The Company has experienced some loss of kegs and anticipates that some loss will occur in future periods due to the significant volume of kegs handled by each wholesaler and retailer, the similarities between kegs owned by most brewers, and the relatively low deposit collected on each keg when compared with the market value of the keg. The Company believes that this is an industry-wide problem and the Company’s loss experience is typical of the industry. In order to estimate forfeited deposits attributable to lost kegs, the Company periodically uses internal records, A-B records, other third party records, and historical information to estimate the physical count of kegs held by wholesalers and A-B. These estimates affect the amount recorded as brewery equipment and refundable deposits as of the date of the consolidated financial statements. The actual liability for refundable deposits could differ from estimates. For the years ended December 31, 2010 and 2009, the Company recognized adjustments to its estimates for the refundable deposit liability and brewery equipment. The Company decreased its estimate for the refundable deposit liability and brewery equipment line items by $28,000 during the year ended December 31, 2010. The Company increased its estimate for the corresponding line items by $581,000 during the year ended December 31, 2009. As of December 31, 2010 and 2009, the Company’s balance sheets include $6.0 million and $5.9 million, respectively, in refundable deposits on kegs and $4.1 million and $4.7 million, respectively, in keg equipment, net of accumulated depreciation.

Revenue Recognition. The Company recognizes revenue from product sales, net of excise taxes, discounts and certain fees the Company must pay in connection with sales to a member of the A-B wholesale distributor network, when the products are delivered to the member. A member of the A-B wholesale distributor network may be a branch of A-B or an independent wholesale distributor.

Prior to the effective date of the KBC Merger, the Company also earned revenue in connection with two operating agreements with Kona — an alternating proprietorship agreement and a distribution agreement. Pursuant to the alternating proprietorship agreement, Kona produced a portion of its malt beverages at the Company’s brewery in Portland, Oregon. The Company received a facility fee from Kona based on the barrels brewed and packaged at the Company’s brewery. Fees were also recognized as revenue upon completion of the brewing process and packaging of the product. In connection with the alternating proprietorship agreement, the Company also sold certain raw materials to Kona for use in brewing. Revenue was recognized when the raw materials were removed from the Company’s stock. Under the distribution agreement, the Company purchased Kona-branded product from Kona, whether manufactured at Kona’s Hawaii brewery or the Company’s brewery, then sold and distributed the product. Under this arrangement, the Company recognized revenue when the product was delivered to A-B or the wholesaler.

After the effective date of the KBC Merger, as the Company consolidates the activities of Kona, any such intercompany activities are eliminated, including the revenues and costs associated with the alternating proprietorship agreement and the distribution agreement.

The Company recognizes revenue on retail sales at the time of sale. The Company recognizes revenue from events at the time of the event.

Income Taxes. The Company records federal and state income taxes in accordance with ASC 740, Income Taxes. Deferred income taxes or tax benefits reflect the tax effect of temporary differences between the amounts of assets and liabilities for financial reporting purposes and amounts as measured for tax purposes as well as for tax NOL and credit carryforwards.

As of December 31, 2010, the Company's deferred tax assets were primarily comprised of federal NOL carryforwards of $23.5 million, or $8.0 million tax-effected; state NOL carryforwards of $211,000 tax-effected; and federal and state alternative minimum tax credit carryforwards of $452,000 tax-effected. Among other factors, in assessing the realizability of its deferred tax assets, the Company considered future taxable income generated by the projected differences between financial statement depreciation and tax depreciation, cumulative earnings generated to date and other evidence available to the Company. Based upon this consideration, the Company assessed that all of its deferred taxes are more likely than not to be realized, and as such, has not recorded a valuation allowance as of December 31, 2010. During 2010, the Company released in its entirety the valuation allowance of $100,000 that it had maintained as of December 31, 2009 based upon its evalution of the realizability of the deferred tax assets as of the corresponding date. During 2009, the Company released $900,000 of the valuation allowance that it had maintained as of December 31, 2008, based on the Company’s assessment that it was more likely than not that certain deferred tax assets would be realized. The Company’s assessment was based upon the future reversal of existing temporary differences, primarily depreciation and amortization, and the fiscal year 2009 results, among others. In both periods, the Company credited the corresponsing release of the valuation allowance to the tax provision.

To the extent that the Company is unable to generate adequate taxable income in future periods, the Company may be required to record an additional valuation allowance to provide for potentially expiring NOLs or other deferred tax assets for which a valuation allowance has not been previously recorded. Any such increase would generally be charged to earnings in the period of change.

Recent Accounting Pronouncements

See Item 8, Notes to Consolidated Financial Statements, Note 2 “– Recent Accounting Pronouncements” for further discussion regarding the recent changes to the ASC and the impact of those changes on the Company’s financial statements.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Craft Brewers Alliance, Inc.

We have audited the accompanying consolidated balance sheets of Craft Brewers Alliance, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, common stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Craft Brewers Alliance, Inc. as of December 31, 2010 and 2009, and the consolidated results of its income and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Seattle, Washington
March 31, 2011

Craft Brewers Alliance, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
	(Dollars in thousands except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$164	$11
Accounts receivable, net	10,514	11,122
Inventories	8,729	9,487
Deferred income tax asset, net	932	970
Other current assets	3,233	3,941
Total current assets	23,572	25,531
Property, equipment and leasehold improvements, net	98,778	97,339
Equity investments	5,240	5,702
Goodwill	12,917	—
Intangible and other assets, net	17,759	13,013
Total assets	$158,266	$141,585

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,825	$14,672
Accrued salaries, wages, severance and payroll taxes	4,053	4,432
Refundable deposits	6,291	6,288
Other accrued expenses	1,378	1,185
Current portion of long-term debt and capital lease obligations	2,460	1,481
Total current liabilities	28,007	28,058

Long-term debt and capital lease obligations, net of current portion	24,675	24,685
Fair value of derivative financial instruments	849	842
Deferred income tax liability, net	10,118	7,015
Other liabilities	421	353

Commitments and contingencies

Common stockholders' equity:
Common stock, par value $0.005 per share, 50,000,000 shares authorized; 18,819,053 shares and 17,074,063 shares at December 31, 2010 and 2009, respectively, issued and outstanding	94	85
Additional paid-in capital	134,601	122,682
Accumulated other comprehensive loss, net	(528)	(478)
Retained deficit	(39,971)	(41,657)
Total common stockholders' equity	94,196	80,632
Total liabilities and common stockholders' equity	$158,266	$141,585

The accompanying notes are an integral part of these financial statements

Craft Brewers Alliance, Inc.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2010	2009
	(In thousands, except per share amounts)

Sales	$140,852	$133,308
Less excise taxes	9,121	8,595
Net sales	131,731	124,713
Cost of sales	98,064	97,230
Gross profit	33,667	27,483
Selling, general and administrative expenses	29,938	24,911
Merger-related expenses	559	225
Operating income	3,170	2,347
Income from equity investments	842	552
Interest expense	(1,497)	(2,139)
Interest and other income, net	271	313
Income before income taxes	2,786	1,073
Income tax provision	1,100	186
Net income	$1,686	$887
Basic and diluted earnings per share	$0.10	$0.05

The accompanying notes are an integral part of these financial statements

Craft Brewers Alliance, Inc.
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY

				Accumulated
	Common Stock		Additional	Other		Total Common
		Par	Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Value	Capital	Loss, Net	Deficit	Equity
	(In thousands)

Balance as of December 31, 2008	16,948	$85	$122,433	$(693)	$(42,544)	$79,281

Issuance of shares under stock plans	108	—	207	—	—	207
Stock-based compensation	18	—	42	—	—	42
Comprehensive income:
Unrealized gains on derivative financial instruments, net of tax provision of $117	—	—	—	215	—	215
Net income	—	—	—	—	887	887
Total comprehensive income						1,102
Balance as of December 31, 2009	17,074	85	122,682	(478)	(41,657)	80,632

Issuance of shares under stock plans	60	1	126	—	—	127
Stock-based compensation	18	—	99	—	—	99
Issuance of shares pursuant to merger with Kona Brewing Co., Inc.	1,667	8	11,694	—	—	11,702
Comprehensive income (loss):
Unrealized losses on derivative financial instruments, net of tax benefit of $31	—	—	—	(50)	—	(50)
Net income	—	—	—	—	1,686	1,686
Total comprehensive income						1,636
Balance as of December 31, 2010	18,819	$94	$134,601	$(528)	$(39,971)	$94,196

The accompanying notes are an integral part of these financial statements

Craft Brewers Alliance, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009
	(In thousands)
Operating Activities
Net income	$1,686	$887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,044	7,313
Income from equity investment in excess of cash distributions	(647)	(513)
Deferred income taxes	1,082	(56)
Loss on sale or disposal of property, equipment and leasehold improvements	102	31
Stock-based compensation	99	42
Other	(282)	(136)
Changes in operating assets and liabilities:
Accounts receivable	2,017	1,391
Inventories	1,445	(202)
Income tax receivable and other current assets	590	791
Other assets	36	72
Accounts payable and other accrued expenses	(1,353)	(1,162)
Accrued salaries, wages, severance and payroll taxes	(1,230)	802
Refundable deposits and other liabilities	209	(306)
Net cash provided by operating activities	10,798	8,954

Investing Activities
Expenditures for property, equipment and leasehold improvements	(4,669)	(2,303)
Proceeds from sale of property, equipment and leasehold improvements	160	136
Cash paid in merger with Kona Brewing Co., Inc. and related entities, net	(6,206)	—
Proceeds received for federal grant associated with photovolatic system	402	—
Net cash used in investing activities	(10,313)	(2,167)

Financing Activities
Principal payments on debt and capital lease obligations	(1,505)	(1,394)
Net borrowings (repayments) under revolving line of credit	1,100	(5,600)
Issuance of common stock	127	207
Amounts paid for debt issue costs	(54)	—
Net cash used in financing activities	(332)	(6,787)

Increase in cash and cash equivalents	153	—
Cash and cash equivalents:
Beginning of period	11	11

End of period	$164	$11

Supplemental Disclosures
Cash paid for interest	$1,625	$2,265
Cash paid (received) for income taxes	$223	$(760)

Non-cash Transaction
Fair value of common stock issued in acquisition of Kona Brewing Co., Inc. and related entities (see Note 11)	$11,702	$—

The accompanying notes are an integral part of these financial statements

Craft Brewers Alliance, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations

Craft Brewers Alliance, Inc. (the “Company”) was formed in 1981 to brew and sell craft beer. The Company produces specialty bottled and draft products at its Company-owned breweries and on the premises of each of its production breweries and operates adjacent restaurants or pubs that promote the Company’s products, offer dining and entertainment facilities, and sell retail merchandise. Prior to July 1, 2008, the Company’s name was Redhook Ale Brewery, Incorporated; however, the Company changed to its present name to reflect the acquisition of the Widmer Brothers Brewing Company (“WBBC”) as of the same date. The common stock of the Company trades on the Nasdaq Stock Market under the trading symbol “HOOK.”

The Company’s products are distributed in the United States in 48 states, which has been the case for more than ten years. This national footprint was established primarily through a series of distribution agreements with Anheuser-Busch, Incorporated (“A-B”), a significant shareholder of the Company. In 2004, the Company and A-B entered into three agreements, an exchange and recapitalization agreement (as amended, the “Exchange Agreement”), a distribution agreement (as amended, the “A-B Distribution Agreement”) and a registration rights agreement that collectively constitute the framework of its existing relationship with A-B.

Under the present terms of the A-B Distribution Agreement, the Company distributes its products in substantially all of its markets through A-B’s wholesale distributor network. A-B’s domestic wholesale distributor network consists of a significant number of independent wholesale distributors and branches owned and operated by A-B. The A-B Distribution Agreement is subject to early termination, by either party, upon the occurrence of certain events. The A-B Distribution Agreement will expire December 31, 2018, but may be automatically renewed for an additional ten-year period absent A-B providing written notice to the contrary on or prior to June 30, 2018.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, 2010 Enterprises LLC (“KBC LLC”), which was formed on July 27, 2010 for the purpose of acquiring Kona Brewing Co., Inc. (“KBC”). See Note 11, Merger with KBC for a discussion of the merger (“KBC Merger”) executed October 1, 2010 among the Company, KBC and related entities, including Kona Brewery LLC (“Kona”), and the KBC shareholders. The consolidated financial statements as of and for the year ended December 31, 2010 reflect the KBC Merger as of October 1, 2010. All intercompany transactions and balances subsequent to the KBC Merger are eliminated in consolidation.

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

Accounts Receivable
Accounts receivable is comprised of trade receivables due from wholesalers and A-B for beer and promotional product sales. Because of state liquor laws and each wholesaler’s agreement with A-B, the Company does not have collectability issues related to the sale of its beer products. Accordingly, the Company does not regularly provide an allowance for doubtful accounts for beer sales. The Company has provided an allowance for promotional merchandise that has been invoiced to the wholesaler, which reflects the Company's best estimate of probable losses inherent in the accounts. The Company determines the allowance based on historical customer experience and other currently available evidence. When a specific account is deemed uncollectible, the account is written off against the allowance. The allowance for doubtful accounts was $25,000 and $50,000 at December 31, 2010 and 2009, respectively.

Inventories
Inventories, except for pub food, beverages and supplies, are stated at the lower of standard cost, which approximates the first-in, first-out method, or market. Pub food, beverages and supplies are stated at the lower of cost or market.

        The Company regularly reviews its inventories for the presence of obsolete product attributed to age, seasonality and quality. If the Company’s review indicates a reduction in utility below the product’s carrying value, the

Craft Brewers Alliance, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

 Company reduces the product to a new cost basis. The Company records as a non-current asset the cost of inventory for which it estimates it has more than a twelve-month supply.

Equity Investments
The Company holds a 42 percent equity ownership interest in Fulton Street Brewing, LLC (“FSB”), which the Company accounts for under the equity method of accounting as described in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 323, Investments – equity method and joint ventures (“ASC 323”). The equity method requires that the Company recognize its share of the net receipt of earnings by increasing its investment in FSB in the Company’s consolidated balance sheet and recognizing income from equity investment in the Company’s income statement. Due to the timing of receipt of FSB’s financial statements, the Company accounts for its share of net earnings of FSB on a one-month lag. The difference between the carrying value of the equity investment and the Company’s amount of underlying equity in the net assets of the investee is considered equity method goodwill, which is not amortized.

The Company reassesses its evaluation of the primary beneficiary of a variable interest entity (“VIE”) on an ongoing basis, and assesses its evaluation of an entity as a VIE upon the occurrence of certain events. If the Company determines that it has a variable interest in a VIE, the Company then evaluates if it is the primary beneficiary of the VIE. The evaluation is a qualitative assessment as to whether the Company has the ability to direct the activities of the VIE that most significantly impacts the entity’s economic performance. If the Company determines that it is the primary beneficiary of the VIE, the Company will consolidate the VIE.  Through qualitative analysis, the Company determined that it is not the primary beneficiary of FSB as the Company does not direct the activities that most significantly impact the economic performance of FSB, including the day-to-day management of FSB’s operations.

Property, Equipment and Leasehold Improvements
Property, equipment and leasehold improvements are stated at cost reduced by proceeds received under applicable cash grants, less accumulated depreciation and accumulated amortization. Expenditures for repairs and maintenance are expensed as incurred; renewals and betterments are capitalized. Upon disposal of equipment and leasehold improvements, the accounts are relieved of the costs and related accumulated depreciation or amortization, and resulting gains or losses are reflected in the Company’s statement of income.

Depreciation and amortization of property, equipment and leasehold improvements is provided on the straight-line method over the following estimated useful lives:

Buildings	30 - 50 years
Brewery equipment	10 - 25 years
Furniture, fixtures and other equipment	2 - 10 years
Vehicles	5 years
Leasehold improvements	The lesser of useful life or term of the lease

Impairment of Long-Lived Assets
The Company evaluates potential impairment of long-lived assets in accordance with ASC 360-10-20, Property, Plant, and Equipment – Overall – Glossary – Component of an Entity. This standard establishes procedures for review of recoverability and measurement of impairment, if necessary, of long-lived assets and certain identifiable intangibles. When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to projected future undiscounted cash flows in addition to other quantitative and qualitative analyses. Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss by a charge against current earnings.

Goodwill and Other Intangible Assets
In accordance with ASC Topic 350, Intangibles – Goodwill and Other (“ASC 350”) intangible assets with indefinite useful lives are not amortized but are reviewed periodically for impairment.

Goodwill and other intangible assets, including trade names and trademarks, are tested on an annual basis as of December 31, and between annual tests if indicators of potential impairment exist. The fair value of the Company’s reporting unit was estimated using a combination of the market capitalization and the income approach. Under the income approach, the fair value of the reporting unit was calculated by estimating the fair value of the unit’s associated future cash flows. No impairment of goodwill and other intangible assets has been identified during the periods presented.

The significant estimates and assumptions used by management in assessing the recoverability of goodwill and other intangible assets are estimated future cash flows, present value discount rate, estimated growth of the overall craft beer segment, and other factors. If the Company’s estimated future cash flows were to significantly decline, an impairment charge could result. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgment.

The Company amortizes intangible assets with finite lives over their respective estimated finite lives.

Craft Brewers Alliance, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Acquired intangibles and their estimated remaining useful lives include:

Trade name and trademarks	Indefinite
Recipes	Indefinite
Distributor agreements	15 years
Non-compete agreements	3-5 years

Refundable Deposits on Kegs
The Company distributes its draft beer in kegs that are owned by the Company as well as in kegs that have been leased from third parties. Kegs that are owned by the Company are reflected in the Company’s balance sheets at cost and are depreciated over the estimated useful life of the keg. When draft beer is shipped to the wholesaler, regardless of whether the keg is owned or leased, the Company collects a refundable deposit, presented as a current liability – refundable deposits in the Company’s balance sheets. Upon return of the keg to the Company, the deposit is refunded to the wholesaler. See discussion at Note 16, “Related-Party Transactions” for impact of lost kegs on the Company’s brewery equipment.

The Company has experienced some loss of kegs and anticipates that some loss will occur in future periods due to the significant volume of kegs handled by each wholesaler and retailer, the homogeneous nature of kegs owned by most brewers, and the relatively small deposit collected for each keg when compared with its market value. The Company believes that this is an industry-wide problem and that the Company’s loss experience is not atypical. In order to estimate forfeited deposits attributable to lost kegs, the Company periodically uses internal records, records maintained by A-B, records maintained by other third party vendors, and historical information to estimate the physical count of kegs held by wholesalers and A-B. These estimates affect the amount recorded as equipment and refundable deposits as of the date of the consolidated financial statements. The actual liability for refundable deposits may differ from estimates. As of December 31, 2010 and 2009, the Company’s balance sheets include $6.0 million and $5.9 million, respectively, in refundable deposits on kegs and $4.1 million and $4.7 million, respectively, in keg equipment, net of accumulated depreciation.

Fair Value of Financial Instruments
The recorded value of the Company’s financial instruments, with the exception of its debt obligations, is considered to approximate the fair value of the instruments, in all material respects, as the Company’s receivables and payables are recorded at amounts expected to be realized and paid and the Company’s derivative financial instruments are carried at fair value. At December 31, 2010, the total carrying value and fair value of the Company’s debt obligations, including the current portion, was $27.1 million and $27.7 million, respectively. At December 31, 2009, the total carrying value of the Company’s debt obligations approximated its fair value.

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

The Company accounts for its derivative financial instruments under ASC 815, Derivatives and Hedging (“ASC 815”), which requires that all derivatives be recognized at fair value in the balance sheet, and that the corresponding gains or losses be reported either in the statement of income or as a component of comprehensive income. Derivative financial instruments are utilized by the Company to reduce interest rate risk. The Company does not hold or issue derivative financial instruments for trading purposes.

Comprehensive Income
The Company accounts for comprehensive income under ASC 220, Comprehensive Income, which establishes standards for the reporting and presentation of elements of comprehensive income, including deferred gains and losses on unrealized derivative hedge transactions.

Revenue Recognition
A significant portion of the Company’s sales are made pursuant to the A-B Distribution Agreement, under which the Company delivers products to a member of the A-B wholesale distributor network, which may be either a branch of A-B or an independent wholesale distributor. The Company recognizes revenue from product shipments when the products are delivered to the A-B branch or the wholesale distributor. These are recorded net of excise taxes, discounts and certain fees the Company must pay in connection with sales pursuant to the A-B Distribution Agreement.

Craft Brewers Alliance, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Prior to the effective date of the KBC Merger, the Company also earned revenue in connection with two operating agreements with Kona — an alternating proprietorship agreement and a distribution agreement. Pursuant to the alternating proprietorship agreement, Kona produced a portion of its malt beverages at the Company’s brewery in Portland, Oregon. The Company received a facility fee from Kona based on the barrels brewed and packaged at the Company’s brewery. Fees were also recognized as revenue upon completion of the brewing process and packaging of the product. In connection with the alternating proprietorship agreement, the Company also sold certain raw materials to Kona for use in brewing. Revenue was recognized when the raw materials were removed from the Company’s stock. Under the distribution agreement, the Company purchased Kona-branded product from Kona, whether manufactured at Kona’s Hawaii brewery or the Company’s brewery, then sold and distributed the product. Under this arrangement, the Company recognized revenue when the product was delivered to A-B or the wholesaler. After the effective date of the KBC Merger, as the Company consolidates the activities of Kona, any such intercompany activities are eliminated, including the revenues and costs associated with the alternating proprietorship agreement and the distribution agreement.

The Company recognizes revenue on retail sales at the time of sale. The Company recognizes revenue from events at the time of the event.

Excise Taxes
The federal government levies excise taxes on the sale of alcoholic beverages, including beer. For brewers producing less than two million barrels of beer per calendar year, the federal excise tax is $7 per barrel on the first 60,000 barrels of beer removed for consumption or sale during the calendar year, and $18 per barrel for each barrel in excess of 60,000 barrels. Individual states also impose excise taxes on alcoholic beverages in varying amounts. As presented in the Company’s consolidated statements of income, sales reflect the amounts invoiced to A-B, wholesale distributor and other customers. Excise taxes due to federal and state agencies are not collected from the Company’s customers, but rather are the responsibility of the Company. Net sales, as presented in the Company’s consolidated statements of income, are reduced by applicable federal and state excise taxes.

Shipping and Handling Costs
Costs incurred to ship the Company’s product are included in cost of sales in the Company’s consolidated statements of income.

Advertising Expenses
Advertising costs consisting of television, radio, print, outdoor advertising, on-line and social media, sponsorships, trade events, promotions and printed product information, as well as costs to produce these media, are expensed as incurred. As discussed above, the costs associated with point of sale display items and related promotional merchandise are inventoried and charged to expense when first used. For the years ended December 31, 2010 and 2009, the Company recognized costs for all of these activities totaling $9.5 million and $6.6 million, respectively, which are reflected as selling, general and administrative expenses in the Company’s consolidated statements of income.

The Company incurs costs for the promotion of its products through a variety of advertising programs with its wholesalers and downstream retailers. These costs are included in selling, general and administrative expenses and frequently involve the local wholesaler sharing in the cost of the program. Reimbursements from wholesalers for advertising and promotion activities are recorded as a reduction to selling, general and administrative expenses in the Company's consolidated statements of income. Reimbursements for pricing discounts to wholesalers are recorded as a reduction to sales in the Company’s statement of income.

Stock-Based Compensation
The Company maintains several stock incentive plans under which non-qualified stock options, incentive stock options and restricted stock have been granted to employees and non-employee directors and accounts for these grants consistent with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). ASC 718 addresses the accounting for stock-based payment transactions in which an enterprise receives employee services, including the services of its non-employee directors, in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. ASC 718 generally requires that these transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards.

Craft Brewers Alliance, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Earnings per Share
The Company follows ASC Topic 260, Earnings per Share. Basic earnings per share is computed on the basis of the weighted average number of shares that were outstanding during the period. Diluted earnings per share include the dilutive effect of common share equivalents calculated under the treasury stock method.

Income Taxes
The Company records federal and state income taxes in accordance with ASC Topic 740, Income Taxes. Deferred income taxes or tax benefits reflect the tax effect of temporary differences between the amounts of assets and liabilities for financial reporting purposes and amounts as measured for tax purposes as well as for tax net operating loss and credit carryforwards. These deferred tax assets and liabilities are measured under the provisions of the currently enacted tax laws. Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards and tax credit carryforwards if it is more likely than not that the tax benefits will be realized. Valuation allowances may be established when necessary to reduce deferred tax assets to the amount expected to be realized. The effect on deferred taxes upon a change in valuation allowance is recognized in the period that the change occurs.

The Company recognizes the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits within the interest expense line and selling, general and administrative expenses line, respectively, in the statements of income.

Segment Information
The Company operates in one principal business segment as a manufacturer of beer across domestic markets. The Company believes that its pub operations and brewery operations, whether considered individually or in combination, do not constitute a separate segment under ASC Topic 280, Segment Reporting. The Company believes that its production brewery operations are functionally similar. The Company operates its pubs as an extension of the marketing of its products and views their primary function to be promotion of these products.

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

Recent Accounting Pronouncements
On January 1, 2010, the Company adopted the guidance in Accounting Standards Update (“ASU”) 2009-17, which was incorporated into ASC Topic 810-10, Consolidation – Overall. This Update requires a qualitative approach to identifying a controlling financial interest in a VIE and requires ongoing assessments of whether an entity qualifies as a VIE and if a holder of an interest in a VIE qualifies as the primary beneficiary of the VIE. The adoption of this new accounting Update did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements.” This Update provides amendments to FASB ASC 820, “Fair Value Measurements,” that requires entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, the Update requires entities to present separately information about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The disclosures related to Level 1 and Level 2 fair value measurements are effective for the Company beginning in 2010 and the disclosures related to Level 3 fair value measurements are effective for the Company in 2011. Adoption of this Update did not have a material impact on the Company’s financial statements.

Craft Brewers Alliance, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

In December 2010, the FASB issued ASU No. 2010-29, “Supplementary Pro Forma Information for Business Combinations” (”ASU 2010-29”). This Update clarifies provisions of FASB ASC Topic 805, “Business Combinations.” (“ASC 805”) This Update clarifies the acquisition date that should be used for disclosing the pro forma financial information required by ASC 805 when comparative financial statements are presented. The Company has adopted the provisions of ASU 2010-29 in preparing the pro forma information presented related to the KBC Merger.  See Note 11, Merger with KBC.

3.	Inventories

Inventories consist of the following:
	December 31,	December 31,
	2010	2009
	(In thousands)

Raw materials	$2,870	$3,660
Work in process	2,244	2,023
Finished goods	1,933	1,647
Packaging materials	343	892
Promotional merchandise	1,184	1,184
Pub food, beverages and supplies	155	81
	$8,729	$9,487

Work in process is beer held in fermentation tanks prior to the filtration and packaging process.

4.	Other Current Assets

Other current assets consist of the following:
	December 31,	December 31,
	2010	2009
	(In thousands)

Deposits paid to keg lessor	$1,734	$3,279
Prepaid property taxes	165	171
Prepaid insurance	202	88
Income tax receivable	326	—
Other	806	403
	$3,233	$3,941

Craft Brewers Alliance, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

5.	Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements consist of the following:
	December 31,	December 31,
	2010	2009
	(In thousands)

Brewery equipment	$77,519	$75,734
Buildings	52,036	50,896
Land and improvements	7,594	7,594
Furniture, fixtures and other equipment	4,120	3,234
Leasehold improvements	5,492	2,946
Vehicles	121	105
Construction in progress	2,304	924
	149,186	141,433
Less accumulated depreciation and amortization	50,408	44,094
	$98,778	$97,339

As of December 31, 2010 and 2009, brewery equipment included property acquired under a capital lease with a cost of $13.1 million and accumulated amortization of $4.3 million and $2.6 million, respectively. The Company’s consolidated statements of income for the years ended December 31, 2010 and 2009 includes $1.7 million in amortization expense in each year related to these leased assets.

6.	Equity Investments

Equity investments consist of the following:
	December 31,	December 31,
	2010	2009
	(In thousands)

FSB	$5,240	$4,544
Kona	—	1,158
	$5,240	$5,702

FSB
For the years ended December 31, 2010 and 2009, the Company’s share of FSB’s net income totaled $696,000 and $441,000, respectively. The Company’s investment in FSB was $5.2 million and $4.5 million at December 31, 2010 and 2009, respectively, and the Company’s portion of equity as reported on FSB’s financial statement was $3.2 million and $2.3 million as of the corresponding dates. The Company has not received any cash capital distributions associated with FSB during its ownership period. At December 31, 2010 and 2009, the Company recorded a payable to FSB of $3.3 million and $2.3 million, respectively, primarily for amounts owing for purchases of FSB’s products, which are branded under the Goose Island name.

The selected financial information presented for FSB for the years ended December 31, 2010 and 2009 represents the activities for the entity for its fiscal years ended December 31. The consolidated statements of income for the Company include the results of FSB for the twelve-month periods ended November 30, which represents a one-month lag. If the Company were to record the equity in FSB’s earnings for a year ended December 31, the Company would have recorded an increase of $256,000 and a decrease of $47,000 to its consolidated statement of income for the years ended December 31, 2010 and 2009, respectively.

Craft Brewers Alliance, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The selected financial information for FSB’s fiscal year ended December 31 is as follows:

	Year Ended December 31,
	2010	2009
	(In thousands)
Net sales	$26,374	$22,012
Gross profit	$10,311	$7,559
Operating income	$2,285	$895
Income before income taxes	$2,266	$937
Net income	$2,266	$937

See Note 17, Subsequent Events for a discussion of the agreement reached March 27, 2011 between the Company and A-B, under which the Company would sell its investment in FSB to A-B.

Kona
For the year ended December 31, 2010 and 2009, the Company’s share of Kona’s net income totaled $146,000 and $111,000, respectively. As a result of the KBC Merger, Kona became a wholly-owned subsidiary of the Company. As such, no earnings under the equity method of accounting will be recognized for periods subsequent to the KBC Merger.

The Company’s investment in Kona was $1.2 million at December 31, 2009 and the Company’s portion of equity as reported on Kona’s financial statement was $419,000 as of the corresponding date. The Company received cash distributions totaling $195,000 and $39,000 associated with Kona during the years ended December 31, 2010 and 2009, respectively. At December 31, 2009, the Company has recorded a receivable from Kona of $1.9 million primarily related to amounts owing under its alternating proprietorship and distribution agreements. Also at the corresponding date, the Company has recorded a payable to Kona of $2.3 million primarily for amounts owing for purchases of Kona-branded product.

At December 31, 2009, the Company had outstanding receivables due from KBC of $57,000. As a result of the KBC Merger, there are no outstanding receivables and payables balances among Kona, KBC and the Company on a consolidated basis after this date.

See Note 11, Merger with KBC for a discussion of the merger executed October 1, 2010 among the Company, KBC and related entities, including Kona, and the KBC shareholders.

7.	Intangibles and Other Assets

Intangibles and other assets consist of the following:
	December 31,	December 31,
	2010	2009
	(In thousands)

Trademarks and other	$14,681	$10,027
Distributor agreements	2,200	2,200
Recipes	700	700
Non-compete agreements	540	100
Favorable contracts	643	643
Promotional merchandise	285	321
	19,049	13,991
Less accumulated amortization	1,290	978
	$17,759	$13,013

Craft Brewers Alliance, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Estimated amortization expenses to be recorded for the next five fiscal years are as follows (in thousands):

2011	$292
2012	253
2013	249
2014	248
2015	223

8.	Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following:
	December 31,	December 31,
	2010	2009
	(In thousands)

Term loan payable to bank, due July 1, 2018	$12,639	$13,012
Line of credit payable to bank, due September 30, 2015	7,500	6,400
Promissory notes payable to individual lenders, all due July 1, 2015	600	600
Premium on promissory notes	504	587
Note with affiliated party	1,403	—
Capital lease obligations on equipment	4,489	5,567
	27,135	26,166
Less current portion of long-term debt	2,460	1,481
	$24,675	$24,685

Since June 2008, the Company has maintained a loan agreement (as amended, the “Loan Agreement”) with Bank of America, N.A. (“BofA”), which, is presently comprised of a $22.0 million revolving line of credit (“Line of Credit”), including provisions for cash borrowings and up to $2.5 million notional amount of letters of credit, and a $13.5 million term loan (“Term Loan”). The Company may draw upon the Line of Credit for working capital and general corporate purposes. At December 31, 2010 and 2009, the Company had $7.5 million and $6.4 million, respectively, outstanding under the Line of Credit.

On June 8, 2010, the Company and BofA executed a modification to the Loan Agreement effective June 1, 2010 (“Second Amendment”) as a result of the improvement in the Company’s financial position. The significant provisions of the Second Amendment were to reduce the marginal rates for borrowings under the Loan Agreement, reduce the quarterly fees on the unused portion of the Line of Credit, and eliminate the requirements that the Company maintain a minimum asset coverage ratio and provide certain monthly reporting packages to BofA.

The Company and BofA executed a third modification dated September 30, 2010 (“Third Amendment”) to the Loan Agreement. Pursuant to the Third Amendment, the maximum borrowing availability under the revolving line of credit was increased, the maturity date of the Line of Credit was extended, and the marginal rates for borrowing under the Loan Agreement and the quarterly fees on the unused portion of the Line of Credit were further reduced. BofA also consented to the Company’s acquisition of KBC, including the assumption of debt of KBC. Under the Third Amendment, KBC and related entities were added as guarantors with respect to the Loan Agreement. As of the effective date of the Third Amendment, the maximum borrowing available under the Line of Credit increased to its present limit, and the maturity date for the Line of Credit was extended to September 30, 2015.

Under the Loan Agreement, the Company may select either the London Inter-Bank Offered Rate (“LIBOR”) or the Inter-Bank Offered Rate (“IBOR”) (each, a “Benchmark Rate”) as the basis for calculating interest on the outstanding principal balance of the Line of Credit. Interest accrues at an annual rate equal to the Benchmark Rate plus a marginal rate. The Company may select different Benchmark Rates for different tranches of its borrowings under the Line of Credit. Effective with the Third Amendment, the marginal rate will vary from 1.00% to 2.25% based on the ratio of the Company’s funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined (“funded debt ratio”). LIBOR rates may be selected for one, two, three, or six month periods, and IBOR rates may be selected for no shorter than 14 days and no longer than six months. Accrued interest for the Line of Credit is due and payable monthly. At December 31, 2010, the weighted-average interest rate for the borrowings outstanding under the Line of Credit was 1.25%.

Craft Brewers Alliance, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Under the Loan Agreement, a quarterly fee on the unused portion of the Line of Credit, including the undrawn amount of the related standby letter of credit, will vary from 0.15% to 0.30% based upon the Company’s funded debt ratio. At December 31, 2010, the quarterly fee was 0.15%. An annual fee will be payable in advance on the notional amount of each standby letter of credit issued and outstanding multiplied by an applicable rate ranging from 1.00% to 2.00%.

Interest on the Term Loan will accrue on the outstanding principal balance in the same manner as provided for under the Line of Credit, as established under the LIBOR one-month Benchmark Rate. At December 31, 2010 and 2009, the principal balance outstanding under the Term Loan was $12.6 million and $13.0 million, respectively. The interest rate on the Term Loan was 1.51% as of December 31, 2010. Accrued interest for the Term Loan is due and payable monthly. Principal payments are due monthly in accordance with an agreed-upon schedule set forth in the Loan Agreement, with any unpaid principal balance and unpaid accrued interest due and payable on July 1, 2018.

The Company is in compliance with all applicable contractual financial covenants at December 31, 2010. These financial covenants under the Loan Agreement are measured on a trailing four-quarter basis. For all periods ending subsequent to and including December 31, 2010, the Company is required to maintain a ratio of funded debt to EBITDA, as defined, less than or equal to 3.0 to 1 and a fixed charge coverage ratio in excess of 1.25 to 1.

The Loan Agreement is secured by substantially all of the Company’s personal property and by certain real property (“Collateral”). Pursuant to the KBC Merger, Kona and another of the Company’s wholly owned subsidiaries have unconditionally guaranteed (collectively, the “KBC Guarantees”) the Company’s obligation under the Loan Agreement. The KBC Guarantees also cover obligations of the Company to BofA arising under the interest rate swap agreement. In addition, the Company is restricted in its ability to declare or pay dividends, repurchase any outstanding common stock, incur additional debt or enter into any agreement that would result in a change in control of the Company.

Pursuant to the KBC Merger, the Company assumed an obligation for a promissory note payable (“related party note”) to a counterparty that is an affiliated party. The related party note is secured by the certain equipment comprising a photovoltaic cell generation system (“photovoltaic system”) installed at the Company’s brewery located in Kailua-Kona, Hawaii. The balance of the related party note payable as of December 31, 2010 is $1.4 million. Accrued interest on the related party note is due and payable monthly at a fixed interest rate of 4.75%, with monthly loan payments of $16,129. Any unpaid principal balance and unpaid accrued interest under the related party note will be due and payable on November 15, 2014. The photovoltaic system is eligible for certain federal grants and state tax credits, which were applied for but not collected prior to the closing of the KBC Merger. Any proceeds collected by the Company associated with the applicable federal grants and state tax credits are required to be remitted to the creditor, as a reduction of principal.

The Company assumed an obligation for promissory notes signed in connection with the acquisition of commercial real estate related to the Portland, Oregon brewery. These notes were separately executed by WBBC with three individuals, but under substantially the same terms and conditions. Each promissory note is secured by a deed of trust on the commercial real estate. The outstanding note balance to each lender as of December 31, 2010 and 2009 was $200,000, with each note bearing a fixed interest rate of 24% per annum through June 30, 2010, after which time the rate increased to 27.8% per annum as a result of a one-time adjustment reflecting the change in the consumer price index from the date of issue, July 1, 2005, to July 1, 2010. The promissory notes are carried at the total of stated value plus a premium reflecting the difference between the Company’s incremental borrowing rate and the stated note rate. The premium on the promissory notes was $504,000 and $587,000 at December 31, 2010 and 2009, respectively. The effective interest rate for each note is 6.31%. Each note matures on the earlier of the individual lender’s death or July 1, 2015, with prepayment of principal not allowed under the notes’ terms. Interest payments are due and payable monthly.

The Company assumed a capital equipment lease obligation to BofA, which is secured by substantially all of the brewery equipment and restaurant furniture and fixtures located in Portland, Oregon. The outstanding balance for the capital lease as of December 31, 2010 and 2009 was $4.5 million and $5.6 million, respectively, with monthly loan payments of $119,020 required through the maturity date of June 30, 2014. The capital lease carries an effective interest rate of 6.56%. The capital lease is subject to a prepayment penalty equal to a specified percentage multiplied by the amount prepaid. This specified percentage began at 4% and, except in the event of acceleration due to an event of default, ratably declines 1% for every year the lease is outstanding until July 31, 2011, at which time the capital lease is not subject to a prepayment penalty. The specified percentage is 1% as of December 31, 2010. In the event of acceleration due to an event of default, the prepayment penalty is restored to 4%.

Craft Brewers Alliance, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

For the Company’s outstanding debt obligations as of December 31, 2010, required principal payments for the next five fiscal years are as follows:

	Long Term Debt
	Line of Credit	Term Loan	Note with Affiliated Party	Promissory Notes	Capital Lease Obligations
	(In thousands)
Succeeding periods:

2011	$-	$397	$881	$-	$1,442
2012	-	421	173	-	1,437
2013	-	451	181	-	1,437
2014	-	477	168	-	719
2015	7,500	516	-	600	-
Thereafter	-	10,377	-	-	-
	7,500	12,639	1,403	600	5,035
Amounts representing interest	-	-	-	-	(546)
	$7,500	$12,639	$1,403	$600	$4,489

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

The Company has assessed its vulnerability to certain business and financial risks, including interest rate risk associated with its variable-rate long-term debt. To mitigate this risk, the Company entered into with BofA a five-year interest rate swap agreement with a total notional value of $9.5 million and $9.8 million as of December 31, 2010 and 2009, respectively, to hedge the variability of interest payments associated with its variable-rate borrowings under its Term Loan. Through this swap agreement, the Company pays interest at a fixed rate of 4.48% and receives interest at a floating-rate of the one-month LIBOR. Since the interest rate swap hedges the variability of interest payments on variable rate debt with similar terms, it qualifies for cash flow hedge accounting treatment under ASC 815. As of December 31, 2010 and 2009, unrealized net losses of $849,000 and $768,000, respectively, were recorded in accumulated other comprehensive loss as a result of this hedge. There was no hedge ineffectiveness recognized for the years ended December 31, 2010 and 2009 associated with this contract. The effective portion of the gain or loss on the derivative is reclassified into interest expense in the same period during which the Company records interest expense associated with the Term Loan.

The Company assumed WBBC’s contract with BofA for a $7.0 million notional interest rate swap agreement. In July 2008, the Company entered into with BofA an equal and offsetting interest rate swap contract. Both contracts expired on November 1, 2010. Neither swap contract qualified for hedge accounting under ASC 815. The assumed contract required the Company to pay interest at a fixed rate of 4.60% and receive interest at a floating rate of the one-month LIBOR, while the offsetting contract required the Company to pay interest at a floating rate of the one-month LIBOR and receive interest at a fixed rate of 3.47%. The Company recorded a net gain on the contracts of $74,000 and $78,000 for the years ended December 31, 2010 and 2009, respectively, which was recorded to other income.

Craft Brewers Alliance, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

		December 31,	December 31,
	Balance Sheet Location	2010	2009
		(In thousands)
Derivative instruments in liability positions:
Derivatives designated as hedging instruments under ASC 815
Interest rate swap contracts	Non-current liabilities - derivative financial instruments	$849	$768

Derivatives not designated as hedging instruments under ASC 815
Interest rate swap contracts	Non-current liabilities - derivative financial instruments	-	74
Total derivatives		$849	$842

All swap obligations with BofA are secured by the Collateral under the Loan Agreement and the KBC Guaranties.

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

The Company has assessed its assets and liabilities that are measured and recorded at fair value within the above hierarchy and that assessment is as follows:

	Fair Value Hierarchy Assessment
	Level 1	Level 2	Level 3	Total
	(In thousands)
2010
Derivative financial instruments – interest rate swap contracts	$-	$849	$-	$849

2009
Derivative financial instruments – interest rate swap contracts	$-	$842	$-	$842

10.	Common Stockholders’ Equity

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

On May 26, 2010, the shareholders approved the 2010 Stock Incentive Plan (the “2010 Plan”), as recommended by the Company’s board of directors. The 2010 Plan provides for grants of stock options, restricted stock, restricted stock units, performance awards and stock appreciation rights to directors and employees. While incentive stock options may only be granted to employees, awards other than incentive stock options may be granted to employees and directors. The 2010 Plan is administered by the compensation committee of the board of directors (“Compensation Committee”), which determines the grantees, the number of shares of common stock for which options are exercisable and the exercise prices of such shares, among other terms and conditions of equity-based awards under the 2010 Plan. Options granted to the Company’s employees were generally designated to vest over a five-year period. Vested options are generally exercisable for ten years from the date of grant. A maximum of 750,000 shares of common stock is authorized for issuance under the 2010 Plan. As of December 31, 2010, the 2010 Plan had 706,320 shares available for future grants of options.

Craft Brewers Alliance, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The Company maintains the 2002 Stock Option Plan (the “2002 Plan”) under which non-qualified stock options and incentive stock options were granted to employees and non-qualified stock options were granted to non-employee directors and independent consultants or advisors, subject to certain limitations. Options granted to the Company’s employees were generally designated to vest over either a four-year or five-year period while options granted to the Company’s directors were generally designated to become exercisable from the date of grant up to three months following the grant date. Vested options are generally exercisable for ten years from the date of grant. The Compensation Committee administers the 2002 Plan.

The Company maintains the 2007 Stock Incentive Plan (the “2007 Plan”) under which grants of stock options and restricted stock were made to the Company’s employees and restricted stock grants were made to the Company’s directors. These grants have been made since the inception of the 2007 Plan in May 2007 through May 2010. Options granted to the Company’s employees were generally designated to vest over a five-year period. Vested options are generally exercisable for ten years from the date of grant. The 2007 Plan is administered by the Compensation Committee.

With the approval of the 2010 Plan, no further grants of stock options or similar stock awards may be made under either the 2002 Plan or the 2007 Plan; however, the provisions of these plans will remain in effect until all outstanding options are terminated or exercised.

The Company maintains the 1992 Stock Incentive Plan, as amended (the “1992 Plan”) under which non-qualified stock options and incentive stock options were granted to employees through August 2001. These options were generally designated to vest over a five-year period. Vested options are generally exercisable for ten years from the date of grant. Although the 1992 Plan expired in October 2002, preventing further option grants, the provisions of the 1992 Plan remain in effect until all options are terminated or exercised. The remaining options outstanding under the 1992 Plan, if not previously exercised, will expire on August 3, 2011.

The Company had maintained the Amended and Restated Directors Stock Option Plan (the “Directors Plan”) under which non-qualified stock options were granted to non-employee directors through October 2002, at which time the Directors Plan expired. Vested options under the Directors Plan were generally exercisable for ten years from the date of grant. As all outstanding options granted under the Directors Plan were exercised during 2010, the Directors Plan is no longer in effect.

Stock-Based Compensation Expense

On May 26, 2010 and May 29, 2009, the board of directors approved, under the 2007 Plan an annual grant of 3,000 shares of fully-vested Common Stock to each non-employee director. In conjunction with these stock grants, the Company issued 18,000 shares of Common Stock in each period. The Company recognized stock-based compensation of $61,000 and $36,000 during the years ended December 31, 2010 and 2009, respectively, related to these awards.

The Company recognized stock-based compensation of $38,000 and $6,100 for the years ended December 31, 2010 and 2009, respectively, associated with the grant of stock options to its employees beginning in 2009. At December 31, 2010, the total unrecognized stock based compensation associated with unvested option grants was approximately $335,000, which is expected to be recognized over a period of approximately 4.1 years.

Craft Brewers Alliance, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Stock Option Plan Activity

Presented below is a summary of the Company’s stock option plan activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)	(Per share)	(In years)	(In thousands)

Outstanding at December 31, 2009	137	$2.00	4.4	$67
Granted	149	3.71	10.0	$—
Exercised	(60)	2.10	2.1
Canceled	(7)	1.95	1.3
Outstanding at December 31, 2010	219	$3.14	8.0	$931

Exercisable at December 31, 2010	48	$2.25	3.6	$244

A total of 7,500 stock options vested for the year ended December 31, 2010. No stock options vested during the corresponding period of 2009. The total intrinsic value of stock options exercised during the years ended December 31, 2010 and 2009 was $252,000 and $99,000, respectively.

The following table summarizes information for options outstanding and exercisable at December 31, 2010:

	Outstanding			Exercisable
Range of Exercise Prices	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
	(In thousands)	(Per share)	(In years)	(In thousands)	(Per share)	(In years)

$ 1.25 to $ 2.00	37	$1.37	6.6	15	$1.56	4.4
$ 2.01 to $ 3.00	126	2.36	8.2	21	2.22	2.5
$ 3.01 to $ 3.15	12	3.15	4.4	12	3.15	4.4
$ 6.88 to $ 6.88	44	6.88	9.9	—	N/A	N/A
$ 1.25 to $ 6.88	219	$3.14	8.0	48	$2.25	3.6

N/A - Not applicable

For stock options granted in 2010 and 2009, the following key assumptions were used in the Company’s valuation model to determine the fair value of the stock options granted and the weighted-average fair values of stock options granted were as follows:

	2010	2009

Expected life (years)	10	10
Risk-free interest rate	2.64% - 3.86%	2.87%
Expected volatility rate	62.54%	60.98%
Expected dividend yield	0.00%	0.00%

Weighted average fair value per option	$2.68%	$0.89

11.	Merger with KBC

On October 1, 2010, the Company completed its acquisition of KBC and related entities pursuant to an agreement and plan of merger dated July 31, 2010. The Company acquired all outstanding shares of KBC common stock in exchange for $6.2 million in cash and also issued to the former KBC shareholders 1,667,000 shares of the Company’s common stock.

The Company believes that the combined entity is able to secure advantages beyond those that had already been achieved in its long-term strategic relationship with KBC in supporting its brand family of products. This acquisition increases the breadth and variety of the Company’s brand offerings, creating favorable selling opportunities in a greater number of lucrative markets.

Craft Brewers Alliance, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Merger-Related Costs

In connection with the business combination, the Company incurred merger-related expenses, including legal, consulting, accounting and other professional fees, and severance costs. The Company recognized expenses of $559,000 associated with the KBC Merger, which are reflected in merger-related expenses in the consolidated statement of income for the year ended December 31, 2010. No expenses associated with the KBC Merger were recognized during the year ended December 31, 2009.

Accounting for the Acquisition of KBC

The business combination was accounted for using the acquisition method of accounting, which requires an acquirer to recognize the assets acquired and liabilities assumed at the acquisition date measured at their fair values. The excess of the consideration transferred and the acquisition date fair value of the previous equity interest held in Kona over the fair value of net assets acquired is recognized as goodwill. The following table summarizes the consideration (in thousands):

Fair value of the Company's common stock issued	$11,702
Cash consideration paid	6,237
17,939
Fair value of equity interest in Kona held at acquisition date	1,200
Total consideration	$19,139

The fair value of the Company’s common stock issued was computed by multiplying the number of shares of common stock issued by $7.02, the closing price of the Company’s common stock as reported by Nasdaq as of the date of the acquisition.

The carrying value of the 20 percent equity interest in Kona was $1.1 million on the acquisition date. The Company recognized a gain of $91,000 as a result of measuring Kona at fair value. The gain is included in other income in the consolidated statement of income for the year ended December 31, 2010.

The following table summarizes the identified assets acquired and liabilities assumed at the acquisition date (in thousands):

KBC assets acquired and liabilities assumed:
Current assets	$4,858
Property, equipment and leasehold improvements	4,174
Trade name and trademarks	4,600
Intangible assets - non-compete agreements	440
Total assets acquired	14,072

Current liabilities	(4,091)
Interest bearing liabilities and other long-term liabilities	(1,476)
Deferred income tax liability, net and other noncurrent liabilities	(2,283)
Total liabilities assumed	(7,850)

Net assets acquired	6,222
Goodwill recorded	$12,917

The KBC Merger was structured as a stock purchase and therefore the values assigned to the trade name and trademarks, non-compete agreements and goodwill are not deductible for tax purposes.

Prior to the acquisition date, the Company accounted for its 20 percent equity ownership interest in Kona under the equity method of accounting. Upon completion of the business combination, the Company consolidates the operations of KBC, including Kona. The Company’s results include net sales of $3.2 million and net income of $309,000, both attributable to KBC, for the period from October 1, 2010 to December 31, 2010. Net income attributable to KBC for the period includes the effect of acquisition accounting adjustments, primarily amortization of intangible assets.

Craft Brewers Alliance, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Unaudited Pro Forma Results of Operations

The unaudited pro forma results of operations data are being furnished solely for informational purposes and are not intended to represent or be indicative of the consolidated results of operations that the Company would have reported had the KBC Merger and related transactions been completed as of the dates and for the periods presented, nor are they necessarily indicative of future results.

The unaudited pro forma results of operations data are derived from the consolidated financial statements of the Company and KBC and reflect pro forma adjustments relating to the KBC Merger and associated borrowing that are of a recurring nature consisting of pro forma amortization of intangible assets, primarily non-compete agreements, and pro forma effects for increased excise taxes associated with the loss of the lower rate benefit to KBC as a separate company, and of interest expense on the associated borrowing. Certain nonrecurring expenses assessed by the Company to be directly related to the KBC Merger have been eliminated from the pro forma results presented for the year ended December 31, 2010.  These nonrecurring expenses have been included in the pro forma results presented for the year ended December 31, 2009. These nonrecurring expenses are the merger-related expenses of $559,000 and certain incentive compensation costs that were triggered as a result of the KBC Merger totaling $449,000. These pro forma results of operations do not give effect to any cost savings, revenue synergies or restructuring costs which may result from the integration of KBC’s or Kona’s operations.

Consistent with ASU 2010-29, unaudited pro forma combined condensed results of operations are presented below as if the KBC Merger had occurred on January 1, 2009.

	Pro Forma Results Year Ended December 31,
	2010	2009
	(In thousands, except per share data)

Net sales	$128,260	$120,457
Gross profit	$39,936	$35,163
Operating income	$4,287	$1,735
Income before income taxes	$3,606	$251
Net income	$2,181	$391
Basic and diluted earnings per share	$0.12	$0.02

Craft Brewers Alliance, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

12.	Earnings per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
	2010	2009
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Net income	$1,686	$887
Denominator for basic earnings per share:
Weighted average common shares outstanding	17,523	17,004
Dilutive effect of stock options on weighted average common shares	45	37
Denominator for diluted earnings per share	17,568	17,041

Basic and diluted earnings per share	$0.10	$0.05

The potential common shares excluded from the calculation of diluted earnings per share totaled 82,000 and 160,000 for the year ended December 31, 2010 and 2009, respectively, because their effect would be anti-dilutive.

13.	Income Taxes

The components of income tax expense are as follows:

	Year Ended December 31,
	2010	2009
	(In thousands)

Current	$18	$242
Deferred	1,082	(56)
Income tax provision	$1,100	$186

Current tax expense is attributable to state taxes, federal alternative minimum tax (“AMT”), and for the 2009 period, recognition of the settlement with the Internal Revenue Service (“IRS”) over examination issues arising from the Company’s acquisition of WBBC. The Company paid income, equity and franchise taxes totaling $223,000 and $83,000 for the years ended December 31, 2010 and 2009, respectively.

The income tax benefit differs from the amount computed by applying the statutory federal income tax rate to the income before income taxes. The sources and tax effects of the differences are as follows:

	Year Ended December 31,
	2010	2009
	(In thousands)

Provision at U.S. statutory rate	$947	$365
State taxes, net of federal benefit	119	119
Permanent differences, primarily meals and entertainment	213	171
Merger expenses and true up of Merger treatment	135	14
Accrual of examination issues	—	104
Tax credits	(214)	—
Increase to deferred tax asset tax rate	—	313
Release of the valuation allowance	(100)	(900)
Income tax provision	$1,100	$186

The income tax provision for the year ended December 31, 2010 varies from the statutory tax rate due largely to the impact of the Company’s non-deductible expenses, primarily meals and entertainment and merger-related expenses, partially offset by the release of the valuation allowance established for certain of the Company’s deferred taxes and the generation of certain tax credits. The income tax provision for the year ended December 31, 2009 varies from the statutory tax rate by the partial release of the valuation allowance during 2009, partially offset by the impact of the Company’s non-deductible expenses, a gradual shift in the destination of the Company’s shipments resulting in a greater apportionment of earnings and related deferred tax liabilities to states with higher statutory tax rates than in prior periods and the expected settlement with the IRS over its examination of the income tax returns for 2007 and 2008 filed by WBBC and related adjustments to deferred tax accounts recorded in the WBBC Merger.

Craft Brewers Alliance, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,	December 31,
	2010	2009
	(In thousands)
Deferred tax liabilities:
Property, equipment and leasehold improvements	$11,462	$11,343
Intangible assets	6,539	4,743
Equity investments	1,093	1,267
Other	52	123
Total deferred tax liabilities	19,146	17,476

Deferred tax assets:
Net operating losses and alternative minimum tax credit carryforwards	8,310	9,736
Accrued salaries and severance	828	927
Other	822	868
Valuation allowance	—	(100)
Total deferred tax assets	9,960	11,431
Net deferred tax liability	$9,186	$6,045

As Presented on the Balance Sheet:
Long-term deferred income tax liability, net	$10,118	$7,015
Current deferred income tax asset, net	932	970
Net deferred tax liability	$9,186	$6,045

As of December 31, 2010, the Company's deferred tax assets were primarily comprised of federal net operating loss carryforwards ("NOLs") of $23.5 million, or $8.0 million tax-effected; state NOL carryforwards of $211,000 tax-effected; and federal and state alternative minimum tax credit carryforwards of $452,000 tax-effected. Among other factors, in assessing the realizability of its deferred tax assets, the Company considered future taxable income generated by the projected differences between financial statement depreciation and tax depreciation, cumulative earnings generated to date and other evidence available to the Company. Based upon this consideration, the Company assessed that all of its deferred taxes are more likely than not to be realized, and as such, has not recorded a valuation allowance as of December 31, 2010. During 2010, the Company released in its entirety the valuation allowance of $100,000 that it had maintained as of December 31, 2009 based upon its evalution of the realizability of the deferred tax assets as of the corresponding date. During 2009, the Company released $900,000 of the valuation allowance that it had maintained as of December 31, 2008. In both periods, the Company credited the corresponsing release of the valuation allowance to the tax provision.

There were no unrecognized tax benefits as of December 31, 2010 or 2009. The Company does not anticipate significant changes to its unrecognized tax benefits within the next twelve months.

The Company reached a settlement with the IRS during the second quarter of 2010 over outstanding examination issues associated with the income tax returns for 2007 and 2008 filed by WBBC. The amount associated with this settlement was $86,000, all of which the Company had provided for during 2009. Tax years that remain open for examination by the IRS include the years from 2007 through 2010. In addition, tax years from 1997 to 2003 may be subject to examination by the IRS and state tax jurisdictions to the extent that the Company utilizes these NOLs in its tax returns.

Craft Brewers Alliance, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

14.	Employee Benefit Plans

The Company sponsors a defined contribution or 401(K) plan for all employees 18 years or older. Employee contributions may be made on a before-tax basis, limited by IRS regulations. For the year ended December 31, 2010, the Company matches 50 percent of the employee’s contributions up to six percent of eligible compensation. For the year ended December 31, 2009, the Company matched the employee’s contribution up to four percent of eligible compensation. Eligibility for the matching contribution in both years begins after the participant has worked a minimum of three months. The Company’s matching contributions to the plan vest ratably over five years of service by the employee. The Company recognized expense associated with matching participants’ contributions to the plan of $428,000 and $600,000 for the years ended December 31, 2010 and 2009, respectively.

15.	Commitments

The Company leases office space, restaurant and production facilities, warehouse and storage space, land and equipment under operating leases that expire at various dates through the year ending December 31, 2047. Certain leases contain renewal options for varying periods and escalation clauses for adjusting rent to reflect changes in price indices. Certain leases require the Company to pay for insurance, taxes and maintenance applicable to the leased property. Under the terms of the land lease for the New Hampshire Brewery, the Company holds a first right of refusal to purchase the property should the lessor decide to sell the property.

Minimum aggregate future lease payments under non-cancelable operating leases as of December 31, 2010 are as follows (in thousands):

2011	$1,066
2012	945
2013	896
2014	725
2015	729
Thereafter	12,679
$17,040

Rent expense under all operating leases, including short-term rentals as well as cancelable and noncancelable operating leases, totaled $2.4 million and $2.9 million for the years ended December 31, 2010 and 2009, respectively.

The Company leases its headquarters office space, restaurant and storage facilities located in Portland, land and certain equipment from two limited liability companies, both of whose members include the Company’s current Board Chair and a nonexecutive officer of the Company. Lease payments to these lessors totaled $124,000 and $118,000 for the years ended December 31, 2010 and 2009, respectively. The Company is responsible for taxes, insurance and maintenance associated with these leases. The lease for the headquarters office space and restaurant facility expires in 2034, with an extension at the Company’s option for two 10-year periods, while the lease for the other facilities, land and equipment expires in 2017 with an extension at the Company’s option for two five-year periods. Rental payments under the leases are adjusted each year to reflect increases in the Consumer Price Index. The rent during an extension period, if applicable, will be established at fair market levels at the beginning of each period. The Company holds a right to purchase the headquarters office space and restaurant facility at the greater of $2.0 million or the fair market value of the property as determined by a contractually established appraisal method. The right to purchase is not valid in the final year of the lease term or in each of the final years of the renewal terms, as applicable.

The Company holds lease and sublease obligations for certain office space and the land underlying the brewery and pub location in Kona, Hawaii, with a company whose owners include a shareholder who owns more than five percent of the Company’s shares and a nonexecutive officer of the Company. The sublease contracts expire on various dates through 2020, with an extension at the Company’s option for two five-year periods. The rent during an extension period, if applicable, will be established at fair market levels at the beginning of each period. Lease payments to this lessor totaled $41,000 for the year ended December 31, 2010. The Company is responsible for taxes, insurance and maintenance associated with these leases and subleases. Annual rental payments under the leases and subleases are specified per the lease and sublease contracts.

Craft Brewers Alliance, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The Company leases corporate office space to an unrelated party; however, the lease agreement expired during 2009. Upon expiration of the agreement, the Company continued the lease on a month-to-month basis, with all other terms similar to the expired lease contract. On September 1, 2010, the Company renegotiated the lease agreement with the lessee, the terms of which are a five-year lease term commencing upon completion of specified tenant improvements by the Company and an expanded occupancy by the lessee. Prior to the completion of the tenant improvements, the terms were similar to the expired lease contract, but continuing on a month to month basis. The lessee may renew the lease contract for two additional five-year periods. The Company completed the specified tenant improvements subsequent to December 31, 2010; therefore, the five-year lease term commenced in 2011. The Company recognized rental income of $193,000 and $177,000 for the years ended December 31, 2010 and 2009, respectively. Future minimum lease rentals under the renegotiated lease agreement will be 2011, $226,000; 2012, $253,000; 2013, $261,000; 2014, 269,000; 2015, $277,000; and thereafter, $23,000.

The Company periodically enters into commitments to purchase certain raw materials in the normal course of business. Furthermore, the Company has entered into purchase commitments and commodity contracts to ensure it has the necessary supply of malt and hops to meet future production requirements. Certain of the malt and hop commitments are for crop years through 2015. The Company believes that malt and hop commitments in excess of future requirements, if any, will not have a material impact on its financial condition or results of operations. The Company may take delivery of the commodities in excess of or make payments against the purchase commitments earlier than contractually obligated, which means the Company’s cash outlays in any particular year may exceed or be less than the commitment amount disclosed.

The Company has recorded liabilities of $1.3 million at December 31, 2010 associated with purchase commitments for which it has already taken title to the related commodity. These amounts are excluded from the table below. The Company has also executed agreements with selected vendors to source its requirements for certain malt varieties for the years ended December 31, 2012 and 2013; however, either the quantity to be delivered or the full price for the commodity have not been established at the present time, to the extent the commitment is not measurable or has not been fixed, that portion of the commitment, including the entire commitment as applicable, has been excluded from the table below.

The Company has entered into multi-year sponsorship and promotional commitments with certain professional sports teams and entertainment companies. Generally, in exchange for its sponsorship consideration, the Company posts signage and provides other promotional materials at the site or the event. In certain instances, the Company is granted an exclusive right to provide the craft beer products at the site or event. The terms of these sponsorship commitments expire at various dates through the year ending December 31, 2015.

Aggregate payments under unrecorded, unconditional purchase and sponsorship commitments as of December 31, 2010 are as follows:

	Total Noncancelable Commitments
	Purchase Obligations	Sponsorship Obligations	Total
	(In thousands)

2011	$9,129	$952	$10,081
2012	2,963	778	3,741
2013	2,697	632	3,329
2014	921	452	1,373
2015	458	80	538
	$16,168	$2,894	$19,062

Craft Brewers Alliance, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

16.	Related-Party Transactions

For the years ended December 31, 2010 and 2009, sales to A-B through the A-B Distribution Agreement totaled $114.3 million and $110.8 million, respectively, which represented 81.1% and 83.1%, respectively, of the Company’s sales for the corresponding period.

For all sales made pursuant to the A-B Distribution Agreement, the Company pays A-B certain fees, described in further detail below, including a Margin fee (“Margin”). For the first nine months of 2010 and all of 2009, the Margin applied to all product shipments, except for those made under its contract brewing arrangements and from its retail operations and dock sales. The Company also pays an additional fee for any shipments that exceed shipment levels as established in the A-B Distribution Agreement (collectively with Margin, “Total Margin”). Pursuant to an amendment to the A-B Distribution Agreement entered into on August 12, 2010, certain product shipments beginning in the fourth quarter of 2010 were exempted from Total Margin that would otherwise have been payable by the Company to A-B. For the years ended December 31, 2010 and 2009, the Company paid fees of $5.6 million and $5.8 million, respectively, related to Total Margin. These fees are reflected as a reduction of sales in the Company’s consolidated statements of income.

Also included in the A-B Distribution Agreement are fees associated with administration and handling, including invoicing costs, staging costs, cooperage handling charges and inventory manager fees. These fees totaled approximately $373,000 and $394,000 for the years ended December 31, 2010 and 2009, respectively, and are reflected in cost of sales in the Company’s consolidated statements of income.

In certain instances, the Company shipped its product to A-B wholesaler support centers (“WSCs”) than directly to the wholesaler. WSCs consolidated small wholesaler orders for the Company’s products with orders of other A-B products prior to shipping to the wholesaler. WSC fees for these shipments totaled $163,000 and $418,000 for the years ended December 31, 2010 and 2009, respectively, and are charged to cost of sales in the Company’s consolidated statements of income.

Under a separate agreement, the Company purchased certain materials, primarily bottles and other packaging materials, through A-B totaling $22.6 million in 2009. During 2009, the Company also paid A-B amounts totaling $63,000 for media purchases and advertising services. For 2010, the Company procured these materials and services from third party vendors and did not make similar purchases for materials or services from A-B during the year.

The Company entered into a purchase and sale agreement with A-B for the purchase of the Pacific Ridge brand, trademark and related intellectual property. In consideration, the Company agreed to pay A-B an annual royalty based upon the Company’s shipments of this brand, expiring in 2023. Royalties of $48,000 and $66,000 are reflected in cost of sales in the Company’s consolidated statements of income for the years ended December 31, 2010 and 2009, respectively.

In connection with the shipment of its draft products per the A-B Distribution Agreement, the Company collects refundable deposits on its kegs from A-B’s wholesalers. As these wholesalers generally hold an inventory of the Company’s kegs at their warehouse and in retail establishments, A-B assists in monitoring the inventory of kegs received by its wholesalers. The wholesaler pays a flat fee to the Company for each keg determined to be lost and also forfeits the deposit. For the years ended December 31, 2010 and 2009, the Company reduced its brewery equipment by $364,000 and $259,000, respectively, for amounts received in lost keg fees and forfeited deposits.

The Company periodically will lease kegs from A-B pursuant to a separate agreement. Lease and handling fees of $23,000 and $48,000 are reflected in cost of sales for the years ended December 31, 2010 and 2009, respectively.

As of December 31, 2010 and 2009, net amounts due from A-B of $3.9 million and $1.8 million, respectively, were outstanding.

The Company has entered into several lease arrangements with lessors whose members include related parties to the Company. See Note 15, “Commitments.”

For the years ended December 31, 2010 and 2009, the Company earned alternating proprietorship fees of $4.8 million and $5.0 million, respectively, by leasing the Oregon Brewery to Kona and $5.0 million and $5.7 million, respectively, by selling raw materials and packaging products to Kona. These fees are recorded as sales revenues in the Company’s statements of income for the corresponding periods. The Company also charged rent to Kona for its use of kegs for products that are distributed to Hawaii, as these sales are outside of the Company’s distribution agreement with Kona. Cooperage rental fees of $97,000 and $107,000 were charged to Kona for the years ended December 31, 2010 and 2009, respectively. These fees were credited to cost of sales for the corresponding periods.

Craft Brewers Alliance, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

At December 31, 2010 and 2009, the Company had net amounts due to FSB of $3.3 million and $2.3 million, respectively. At December 31, 2009, the Company had a net amount due to Kona of $374,000. At December 31, 2009, the Company had outstanding receivables due from KBC of $57,000. As a result of the KBC Merger, there were no outstanding receivables and payables balances among the Company, KBC, and Kona at December 31, 2010. See Notes 6 and 11.

As a result of the KBC Merger, the Company assumed a note payable with a related party. See Note 8, “Debt and Capital Lease Obligations.”

17.	Subsequent Events

On March 27, 2011, the Company executed a binding term sheet (the "Term Sheet") with A-B, relating to Company’s investment in FSB.  A-B had previously entered into an equity purchase agreement (the "Purchase Agreement") dated as of February 18, 2011, with Goose Holdings, Inc. ("GHI"), under which GHI had agreed to sell its 58 percent equity interest in FSB.  The Compay holds a right of first refusal under the operating agreement among FSB, GHI and CBA that permitted it to purchase GHI's interest in FSB on the same terms and conditions as set forth in the Purchase Agreement.  A copy of the Term Sheet was included as an exhibit to the Company’s current report on Form 8-K filed with the SEC on March 28, 2011.

Pursuant to the Term Sheet, the Company has agreed to sell its equity interest in FSB to A-B and not to exercise its right of first refusal under the operating agreement with FSB. A-B has agreed to pay $16.3 million in cash for the Company's equity interest in FSB in accordance with the terms and conditions in the Purchase Agreement and an additional $150,000 in respect of transaction costs.  A-B has further agreed to reductions in Total Margin for the remaining term of the A-B Distribution Agreement, as well as any renewal term, to allow the Company to use an alternate distribution network in the event the Company purchases additional beer brands in the future, and to provide the Company with greater flexibility with respect to future acquisitions or divestitures of assets without obtaining A-B's prior consent. A-B also agreed to provide enhanced selling support for the Company’s brands.

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

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (“SEC”) and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management believes that key controls are in place and the disclosure controls are functioning effectively at the reasonable assurance level as of December 31, 2010.

While reasonable assurance is a high level of assurance, it does not mean absolute assurance. Disclosure controls and internal control over financial reporting cannot prevent or detect all errors, misstatements or fraud. In addition, the design of a control system must recognize that there are resource constraints, and the costs associated with controls must be proportionate to their costs. Notwithstanding these limitations, the Company's management believes that its disclosure controls and procedures provide reasonable assurance that the objectives of its control system are being met.

Changes in Internal Control Over Financial Reporting
During the fourth quarter of 2010, no changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by Exchange Act Rule 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010, at the reasonable assurance level.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which exempts non-accelerated filers, such as the Company, from Section 404(b) of the Sarbanes-Oxley Act of 2002.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The response to this Item is contained in part in the Company’s definitive proxy statement for its 2011 Annual Meeting of Stockholders to be held on May 25, 2011 (the “2011 Proxy Statement”) under the captions “Board of Directors,” “Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and the information contained therein is incorporated herein by reference.

Information regarding executive officers is set forth herein in Part I, under the caption -“ —Executive Officers of the Company.”

Code of Conduct
The Company has adopted a Code of Conduct and Ethics (the “Code”) applicable to all employees, including the principal executive officer, principal financial officer, principal accounting officer and directors. The Code and the charters of each of the Board committees are posted on the Company’s website at www.Craftbrewers.com (select Investor Relations — Governance — Highlights). Copies of these documents are available to any shareholder who requests them. Such requests should be directed to Investor Relations, Craft Brewers Alliance, Inc., 929 N. Russell Street, Portland, OR 97227. Any waivers of the Code for the Company’s directors or executive officers are required to be approved by the Board of Directors. The Company will disclose any such waivers on a current report on Form 8-K within four business days after the waiver is approved.

Item 11. Executive Compensation

The response to this Item is contained in the 2011 Proxy Statement under the captions “Executive Compensation,” “Director Compensation” and “Compensation Committee” and the information contained therein is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder MattersSecurities Authorized for Issuance Under Equity Compensation Plans

The following is a summary as of December 31, 2010 of all of the Company’s plans that provide for the issuance of equity securities as compensation. See Note 10 to the Consolidated Financial Statements — Common Stockholders’ Equity for additional discussion.

Plan Category	Number to be Issued Upon Exercise of Outstanding Options and Rights (a)	Weighted Average Exercise Price of Outstanding Options and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	219,000	$3.14	706,320
Equity compensation plans not approved by security holders	—	—	—
Total	219,000	$3.14	706,320

The remaining response to this Item is contained in part in the 2011 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and the information contained therein is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The response to this Item is contained in the 2011 Proxy Statement under the caption “Related Person Transactions” and “Board of Directors – Director Independence” and the information contained therein is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The response to this Item is contained in the 2011 Proxy Statement under the caption “Proposal No. 2 — Ratification of Appointment of Independent Registered Public Accounting Firm” and the information contained therein is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

2. Exhibits
Exhibits are listed in the Exhibit Index that appears immediately following the signature page of this report and is incorporated herein by reference, and are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Portland, Oregon, on March 31, 2011.

Craft Brewers Alliance, Inc.

By:	/s/ Joseph K. O’Brien
Joseph K. O’Brien
Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terry E. Michaelson	Chief Executive Officer	March 31, 2011
Terry E. Michaelson	(Principal Executive Officer)

/s/ Mark D. Moreland	Chief Financial Officer and Treasurer	March 31, 2011
Mark D. Moreland	(Principal Financial Officer)

/s/ Joseph K. O’Brien	Controller	March 31, 2011
Joseph K. O’Brien	(Principal Accounting Officer)

*	Chairman of the Board and Director	March 31, 2011
Kurt R. Widmer

*	Director	March 31, 2011
Timothy P. Boyle

*	Director	March 31, 2011
Marc J. Cramer

*	Director	March 31, 2011
Andrew R. Goeler

*	Director	March 31, 2011
Kevin R. Kelly

*	Director	March 31, 2011
David R. Lord

*	Director	March 31, 2011
John D. Rogers, Jr.

*By:	/s/ Mark D. Moreland
Mark D. Moreland,
as attorney in fact

Exhibit Index

Exhibit
Number	Description
2.1
Agreement and Plan of Merger between the Registrant and Kona Brewing Co., Inc. and related parties dated July 31, 2010 (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 3, 2010)

2.2	Equity Purchase Agreement by and among each of the members of Fulton Street Brewery, LLC, as Sellers, and A-B, as Purchaser, dated as of February 18, 2011
3.1	Restated Articles of Incorporation of the Registrant, dated July 1, 2008 (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2008)
3.2	Amended and Restated Bylaws of the Registrant, dated December 1, 2010
10.1*
1992 Stock Incentive Plan, approved October 20, 1992, as amended October 11, 1994 and May 25, 1995 (incorporated by reference from Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, No. 33-94166)

10.2*
Amendment dated as of February 27, 1996 to the 1992 Stock Incentive Plan, as amended (incorporated by reference from Exhibit 10.31 to the Registrant’s Form 10-Q for the quarter ended June 30, 1996 (File No. 0-26542) (“1996 Form 10-Q”))

10.3*	Amendment dated as of July 25, 1996 to 1992 Stock Incentive Plan, as amended (incorporated by reference from Exhibit 10.33 to the 1996 Form 10-Q)
10.4*	Form of Incentive Stock Option Agreement for the 1992 Stock Incentive Plan, as amended (incorporated by reference from Exhibit 10.8 to the Registrant’s Form 10-K for the year ended December 31, 2004)
10.5*	2002 Stock Option Plan (incorporated by reference from Exhibit A to the Registrant’s Proxy Statement for its 2002 Annual Meeting of Shareholders (File No. 0-26542)
10.6*	Form of Stock Option Agreement (Directors Grants) for the 2002 Stock Option Plan (incorporated by reference from Exhibit 10.10 to the Registrant’s Form 10-K for the year ended December 31, 2004)
10.7*
Form of Nonqualified Stock Option Agreement (Executive Officer Grants) for the 2002 Stock Option Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010)

10.8*	2007 Stock Incentive Plan (incorporated by reference from Appendix B to the Registrant’s Proxy Statement for its 2007 Annual Meeting of Shareholders)
10.9*
Form of Nonstatutory Stock Option Agreement (Executive Officer Grants) for the 2007 Stock Incentive Plan (incorporated by reference from Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2010)

10.10*	2010 Stock Incentive Plan (incorporated by reference from Appendix B to the Registrant’s Proxy Statement for its 2010 Annual Meeting of Shareholders)
10.11*	Form of Nonqualified Stock Option Agreement (Executive Officer Grants) for the 2010 Stock Incentive Plan
10.12*
Letter of Agreement between the Registrant and Terry E. Michaelson dated March 29, 2010 (incorporated by reference from Exhibit 10.14 to the Registrant’s Form 10-K for the year ended December 31, 2009)

10.13*	Letter of Agreement between the Registrant and Mark D. Moreland dated March 29, 2010 (incorporated by reference from Exhibit 10.15 to the Registrant’s Form 10-K for the year ended December 31, 2009)
10.14*
Letter of Agreement between the Registrant and V. Sebastian Pastore dated March 29, 2010 (incorporated by reference from Exhibit 10.16 to the Registrant’s Form 10-K for the year ended December 31, 2009)

10.15*	Letter of Agreement between the Registrant and Martin J. Wall, IV dated March 29, 2010 (incorporated by reference from Exhibit 10.17 to the Registrant’s Form 10-K for the year ended December 31, 2009)
10.16*	Letter of Agreement between the Registrant and Danielle Katcher dated March 29, 2010 (incorporated by reference from Exhibit 10.18 to the Registrant’s Form 10-K for the year ended December 31, 2009)
10.17*	Letter of Agreement between the Registrant and Kurt Widmer dated May 26, 2010 (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2010)
10.18*	Letter of Agreement between the Registrant and Robert Widmer dated May 26, 2010 (incorporated by reference from Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2010)

10.19*
Non-Competition and Non-Solicitation Agreement dated June 30, 2008 between the Registrant and Kurt Widmer (incorporated by reference from Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on July 2, 2008)

10.20*
Non-Competition and Non-Solicitation Agreement dated June 30, 2008 between the Registrant and Robert Widmer (incorporated by reference from Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed on July 2, 2008)

10.21*
Non-Competition and Non-Solicitation Agreement dated October 1, 2010 between the Registrant and W. Cameron Healy (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 6, 2010)

10.22*
Non-Competition and Non-Solicitation Agreement dated October 1, 2010 between the Registrant and Mattson Davis (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 6, 2010)

10.23*	Summary of Compensation Arrangements for Non-Employee Directors (incorporated by reference from Exhibit 10.23 to the Registrant’s Form 10-K for the year ended December 31, 2009)
10.24*	Summary of Annual Cash Incentive Bonus Plan for Executive Officers
10.25†
Services Agreement dated January 1, 2009 between the Registrant and Kona Brewery LLC (incorporated by reference from Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010)

10.26
Sublease between Pease Development Authority as Sublessor and the Registrant as Sublessee, dated May 30, 1995 (incorporated by reference from Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, No. 33-94166)

10.27	Loan Agreement dated as of July 1, 2008 between Registrant and Bank of America, N.A. (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 7, 2008)
10.28
Loan Modification Agreement dated November 14, 2008 to Loan Agreement dated July 1, 2008 between Registrant and Bank of America, N.A. (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2008)

10.29
Second Loan Modification Agreement dated June 8, 2010 to the Loan Agreement dated July 1, 2008 between the Registrant and Bank of America, N.A. (incorporated by reference from Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended June 30, 2010)

10.30
Third Loan Modification Agreement dated September 30, 2010 to the Loan Agreement dated July 1, 2008 between the Registrant and Bank of America, N.A. (Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 6, 2010)

10.31
Exchange and Recapitalization Agreement dated as of June 30, 2004 between the Registrant and Anheuser-Busch, Incorporated (“A-B”) (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2004)

10.32
Master Distributor Agreement dated as of July 1, 2004 (“Master Distributor Agreement”) between the Registrant and A-B (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 2, 2004)

10.33	Amendment dated July 25, 2008 to Master Distributor Agreement between the Registrant and A-B
10.34
Second Amendment dated August 6, 2010 to Master Distributor Agreement between the Registrant and A-B (incorporated by reference from Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended June 30, 2010)

10.35	Registration Rights Agreement dated as of July 1, 2004 between the Registrant and A-B (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 2, 2004)
10.36
Consent and Amendment dated as of July 1, 2008 among the Registrant, Widmer Brothers Brewing Company, Craft Brands Alliance LLC, and A-B (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2008)

10.37
Master Lease Agreement dated as of June 6, 2007 between Banc of America Leasing & Capital, LLC and Widmer Brothers Brewing Company (incorporated by reference to Exhibit 10.2 from Amendment No. 1 to the Registrant’s Registration Statement on Form S-4, No. 333-149908 filed on May 1, 2008 (“S-4 Amendment No. 1”))

10.38
Amended and Restated License Agreement dated as of February 28, 1997 between Widmer Brothers Brewing Company and Widmer’s Wine Cellars, Inc. and Canandaigua Wine Company, Inc. (incorporated by reference to Exhibit 10.3 from the S-4 Amendment No. 1)

10.39
Restated Lease dated as of January 1, 1994 between Smithson & McKay Limited Liability Company and Widmer Brothers Brewing Company (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010)

10.40	Commercial Lease (Restated) dated as of December 18, 2007 between Widmer Brothers LLC and Widmer Brothers Brewing Company (incorporated by reference to Exhibit 10.5 from the S-4 Amendment No. 1)
10.41	Sublease dated as of September 1, 2010 between Manini Holdings, LLC and Kona Brewing Co., Inc.
10.42†
Amended and Restated Continental Distribution and Licensing Agreement between the Registrant and Kona Brewery LLC dated March 26, 2009 (incorporated by reference from Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010)

10.43	Sublease dated as of March 31, 2011 between Manini Holdings, LLC and Kona Brewing Co., LLC
10.44	Term Sheet between A-B and the Registrant, dated March 27, 2011 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 28, 2011)
21.1	Subsidiaries of the Registrant
23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney – Directors of Craft Brewers Alliance, Inc.
31.1	Certification of Chief Executive Officer of Craft Brewers Alliance, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of Craft Brewers Alliance, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Form 10-K for the year ended December 31, 2010 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press Release dated March 31, 2011

*	Denotes a management contract or a compensatory plan or arrangement.
†
Confidential treatment has been requested with respect to portions of this exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission