Form 10-K/A
period 2010-12-31
CRAFT BREWERS ALLIANCE, INC.
filed 2011-04-22
CIK 892222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-K/A
(AMENDMENT NO. 1)

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to Craft Brewers Alliance, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on April 1, 2011 (the “Original Filing”), is being filed for the purpose of filing an exhibit which was listed in the Exhibit Index referenced in Part IV, Item 15, “Exhibits and Financial Statement Schedules” but was inadvertently omitted from the Original Filing. As required by Rule 12b-15 under the Securities Exchange Act of 1934, we have also updated the Exhibit Index filed within Part IV, Item 15 to include currently dated certifications of our chief executive officer and chief financial officer.

This Amendment No. 1 does not amend, update or otherwise alter any section of the Original Filing except as described above.  This Amendment No. 1 does not reflect any events that have occurred subsequent to the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and filings made with the SEC since the Original Filing.

CRAFT BREWERS ALLIANCE, INC.
FORM 10-K/A

	PART IV

ITEM 15.	Exhibits and Financial Statement Schedules	1
SIGNATURES		2

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

2. Exhibits
Exhibits are listed in the Exhibit Index that appears immediately following the signature page of this report and is incorporated herein by reference, and are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized, on April 22, 2011.

Craft Brewers Alliance, Inc.

By:	/s/ Joseph K. O’Brien
Joseph K. O’Brien
Controller and Chief Accounting Officer

Exhibit Index

Exhibit
Number	Description
2.1
Agreement and Plan of Merger between the Registrant and Kona Brewing Co., Inc. and related parties dated July 31, 2010 (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 3, 2010)

2.2+	Equity Purchase Agreement by and among each of the members of Fulton Street Brewery, LLC, as Sellers, and A-B, as Purchaser, dated as of February 18, 2011
3.1	Restated Articles of Incorporation of the Registrant, dated July 1, 2008 (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2008)
3.2+	Amended and Restated Bylaws of the Registrant, dated December 1, 2010
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

10.10*	2010 Stock Incentive Plan (incorporated by reference from Appendix B to the Registrant’s Proxy Statement for its 2010 Annual Meeting of Shareholders)
10.11*+	Form of Nonqualified Stock Option Agreement (Executive Officer Grants) for the 2010 Stock Incentive Plan
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
10.24†
Services Agreement dated January 1, 2009 between the Registrant and Kona Brewery LLC (incorporated by reference from Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010)

10.25+	Summary of Annual Cash Incentive Bonus Plan for Executive Officers
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

10.33+	Amendment dated July 25, 2008 to Master Distributor Agreement between the Registrant and A-B
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

10.40	Commercial Lease (Restated) dated as of December 18, 2007 between Widmer Brothers LLC and Widmer Brothers Brewing Company (incorporated by reference to Exhibit 10.5 from the S-4 Amendment No. 1)
10.41+	Sublease dated as of September 1, 2010 between Manini Holdings, LLC and Kona Brewing Co., Inc.
10.42†
Amended and Restated Continental Distribution and Licensing Agreement between the Registrant and Kona Brewery LLC dated March 26, 2009 (incorporated by reference from Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010)

10.43++	Sublease dated as of March 31, 2011 between Manini Holdings, LLC and Kona Brewing Co., LLC
10.44	Term Sheet between A-B and the Registrant, dated March 27, 2011 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 28, 2011)
21.1+	Subsidiaries of the Registrant
23.1+	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm
24.1+	Power of Attorney – Directors of Craft Brewers Alliance, Inc.
31.1+	Certification of Chief Executive Officer of Craft Brewers Alliance, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer of Craft Brewers Alliance, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3++	Certification of the Chief Executive Officer of Craft Brewers Alliance, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4++	Certification of the Chief Financial Officer of Craft Brewers Alliance, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Form 10-K for the year ended December 31, 2010 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1+	Press Release dated March 31, 2011

*	Denotes a management contract or a compensatory plan or arrangement.
†
Confidential treatment has been requested with respect to portions of this exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission

+	Filed with the Annual Report on Form 10-K for the year ended December 31, 2010, filed April 1, 2010.
++	Filed herewith.