Form 10-Q
period 2011-03-31
CRAFT BREWERS ALLIANCE, INC.
filed 2011-05-16
CIK 892222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐(Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares of the registrant’s common stock outstanding as of May 6, 2011 was 18,823,053.

CRAFT BREWERS ALLIANCE, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2011

PART I.
ITEM 1.  Financial Statements

CRAFT BREWERS ALLIANCE, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2011	December 31, 2010
	(Dollars in thousands except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$95	$164
Accounts receivable, net	10,356	10,514
Inventories	10,138	8,729
Deferred income tax asset, net	894	932
Other current assets	3,626	3,233
Total current assets	25,109	23,572
Property, equipment and leasehold improvements, net	98,817	98,778
Equity investment in Fulton Street Brewery, LLC	5,596	5,240
Goodwill	12,917	12,917
Intangible and other assets, net	17,879	17,759
Total assets	$160,318	$158,266

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,233	$13,825
Accrued salaries, wages, severance and payroll taxes	3,533	4,053
Refundable deposits	6,183	6,291
Other accrued expenses	1,201	1,378
Current portion of long-term debt and capital lease obligations	2,087	2,460
Total current liabilities	29,237	28,007
Long-term debt and capital lease obligations, net of current portion	25,499	24,675
Fair value of derivative financial instruments	748	849
Deferred income tax liability, net	10,095	10,118
Other liabilities	431	421
Commitments and Contingencies
Common stockholders' equity:
Common stock, par value $0.005 per share, 50,000,000 shares authorized; 18,823,053 shares and 18,819,053 shares at March 31, 2011 and December 31, 2010, respectively, issued and outstanding	94	94
Additional paid-in capital	134,635	134,601
Accumulated other comprehensive loss	(466)	(528)
Retained deficit	(39,955)	(39,971)
Total common stockholders' equity	94,308	94,196
Total liabilities and common stockholders' equity	$160,318	$158,266

The accompanying notes are an integral part of these financial statements.

CRAFT BREWERS ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF INCOME
 (Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In thousands, except per share amounts)

Sales	$34,960	$29,323
Less excise taxes	2,663	1,871
Net sales	32,297	27,452
Cost of sales	23,069	20,605
Gross profit	9,228	6,847
Selling, general and administrative expenses	9,289	6,205
Operating income (loss)	(61)	642
Income from equity investments	356	85
Interest expense	(282)	(399)
Interest and other income, net	13	53
Income before income taxes	26	381
Income tax provision	10	172
Net income	$16	$209

Basic and diluted earnings per share	$—	$0.01

The accompanying notes are an integral part of these financial statements.

CRAFT BREWERS ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Operating Activities
Net income	$16	$209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,820	1,837
Income from equity investments	(356)	(85)
Deferred income taxes	(24)	131
Stock-based compensation	39	2
Loss on sale or disposal of property, equipment and leasehold improvements	—	29
Other	62	23
Changes in operating assets and liabilities:
Accounts receivable	158	(351)
Inventories	(1,494)	(879)
Income tax receivable and other current assets	(392)	364
Other assets	(202)	38
Accounts payable and other accrued expenses	2,213	1,639
Accrued salaries, wages, severance and payroll taxes	(520)	(377)
Refundable deposits and other liabilities	133	(84)
Net cash provided by operating activities	1,453	2,496

Investing Activities
Expenditures for property, equipment and leasehold improvements	(2,015)	(733)
Proceeds from sale of property, equipment and leasehold improvements	5	44
Net cash used in investing activities	(2,010)	(689)

Financing Activities
Principal payments on debt and capital lease obligations	(825)	(365)
Net borrowing (repayments) under revolving line of credit	1,300	(700)
Issuance of common stock	13	—
Net cash provided by (used in) financing activities	488	(1,065)

Increase (decrease) in cash and cash equivalents	(69)	742
Cash and cash equivalents:
Beginning of period	164	11

End of period	$95	$753

Supplemental Disclosures
Cash paid for interest	$309	$427

Cash paid for income taxes	$104	$91

The accompanying notes are an integral part of these financial statements.

CRAFT BREWERS ALLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation

The accompanying financial statements and related notes of the Company should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Annual Report”). These consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements are unaudited but, in the opinion of management, reflect all material adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. All such adjustments were of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results of operations for the full year.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.”  This Update provides amendments to FASB Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements,” that requires entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  In addition, the Update requires entities to present separately information about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3).  The disclosures related to Level 1 and Level 2 fair value measurements were adopted by the Company in the first quarter of 2010 and the disclosures related to Level 3 fair value measurements were adopted by the Company in the first quarter of 2011.  Adoption of this Update did not have a material impact on the Company’s financial statements.

In December 2010, the FASB issued ASU No. 2010-29, “Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”).  This Update clarifies provisions of FASB ASC Topic 805, “Business Combinations” (“ASC 805”). This Update clarifies the acquisition date that should be used for disclosing the pro forma financial information required by ASC 805 when comparative financial statements are presented. As of December 31, 2010, the Company adopted the provisions of ASU 2010-29, and implemented its provisions in preparing the pro forma information presented related to the October 1, 2010 merger with Kona Brewing Co., Inc and related entities (“KBC Merger”).  See Note 8, Merger with KBC.

2. Inventories

Inventories consist of the following:

	March 31,	December 31,
	2011	2010
	(In thousands)

Raw materials	$2,727	$2,870
Work in process	2,938	2,244
Finished goods	3,121	1,933
Packaging materials	275	343
Promotional merchandise	917	1,184
Pub food, beverages and supplies	160	155

	$10,138	$8,729

Work in process is beer held in fermentation tanks prior to the filtration and packaging process.

CRAFT BREWERS ALLIANCE, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)

3. Equity Investments

Fulton Street Brewery, LLC (“FSB”)

For the three months ended March 31, 2011 and 2010, the Company’s share of FSB’s net income totaled $356,000 and $46,000, respectively. The Company’s investment in FSB was $5.6 million at March 31, 2011 and $5.2 million at December 31, 2010, and the Company’s portion of equity as reported on FSB’s financial statement was $3.5 million and $3.2 million as of the corresponding dates. The Company has not received any cash capital distributions associated with FSB through March 31, 2011. At March 31, 2011 and December 31, 2010, the Company has recorded a payable to FSB of $2.1 million and $3.3 million, respectively, primarily for amounts owing for purchases of Goose Island-branded product.

The consolidated statements of income for the Company for the quarters ended March 31 include the results of FSB for the three-month periods ended February 28. Due to the timing of receipt of FSB's financial statements, the Company accounts for its share of the net earnings of FSB on a one-month lag. If the Company were instead to record the equity in FSB’s earnings for the three months ended March 31, the Company would have recorded a decrease of $108,000 and an increase of $114,000 to its consolidated statements of income for the quarters ended March 31, 2011 and 2010, respectively.

See Note 10, Subsequent Events for a discussion of the closing on May 2, 2011, of an equity purchase agreement among Anheuser-Busch, Incorporated (“A-B”), FSB’s majority owner (Goose Holdings, Inc.), and the Company, under which FSB’s majority owner and the Company sold all of the equity in FSB to A-B.

Kona Brewery, LLC (“Kona”)

For the three months ended March 31, 2010, the Company’s share of Kona’s net income was $39,000.  As a result of the closing of the KBC Merger on October 1, 2010, Kona became a wholly owned subsidiary of the Company.  As such, the operations of KBC are included in our consolidated financial statements for the three months ended March 31, 2011. See Note 8, Merger with KBC for a discussion of the KBC Merger.

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

The Company has assessed its vulnerability to certain business and financial risks, including interest rate risk associated with its variable-rate long-term debt. To mitigate this risk, the Company entered into a five-year interest rate swap contract with Bank of America, N.A. (“BofA”) with a total notional value of $9.4 million (as of March 31, 2011) to hedge the variability of interest payments associated with its variable-rate borrowings under its Term Loan. Through this swap agreement, the Company pays interest at a fixed rate of 4.48% and receives interest at a floating-rate of the one-month LIBOR. Since the interest rate swap hedges the variability of interest payments on variable rate debt with similar terms, it qualifies for cash flow hedge accounting treatment under ASC Topic 815, Derivatives and Hedging (“ASC 815”). As of March 31, 2011, unrealized net losses of $748,000 were recorded in accumulated other comprehensive loss as a result of this hedge.  The effective portion of the gain or loss on the derivative is reclassified into interest expense in the same period during which the Company records interest expense associated with the Term Loan. There was no hedge ineffectiveness recognized for the three months ended March 31, 2011.

Through November 1, 2010, the Company held offsetting interest rate swap contracts, each with a notional amount of $7.0 million. One interest rate swap required the Company to pay interest at a fixed rate and receive interest at a floating rate, while the offsetting contract required the Company to pay interest at a floating rate and receive interest at a fixed rate. Neither swap contract qualified for hedge accounting under ASC 815.  Both contracts expired November 1, 2010. The Company recorded a net gain on these contracts of $20,000 for the three months ended March 31, 2010, which was recorded to other income.

CRAFT BREWERS ALLIANCE, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
		March 31,	December 31,
	Balance Sheet Location	2011	2010
		(in thousands)

Derivative instruments in liability positions:

Derivatives designated as hedging instruments under ASC 815
Interest rate swap contract	Non-current liabilities - derivative financial instruments	$748	$849

The interest rate swap contract is secured by substantially all of the Company’s personal property and by the real properties located at 924 North Russell Street, Portland, Oregon and 14300 NE 145th Street, Woodinville, Washington under the loan agreement with BofA.  The Company’s subsidiaries, Kona, and Kona Brewing Co., LLC have unconditionally guaranteed the Company’s obligations to BofA arising under the interest rate swap agreement.

Fair Value Measurements

The recorded values of the Company’s financial instruments, with the exception of its debt obligations, are considered to approximate the fair values of the financial instruments, in all material respects, as the Company’s receivables and payables are recorded at amounts expected to be realized and paid and the Company’s derivative financial instruments are carried at fair value.  At March 31, 2011 the total carrying value and fair value of the Company’s debt obligations, including the current portion, was $27.6 million and $27.9 million, respectively.  At December 31, 2010, the total carrying value and fair value of the Company’s debt obligations, including the current portion, was $27.1 million and $27.7 million, respectively.

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

The Company has assessed its assets and liabilities that are measured and recorded at fair value within the above hierarchy and that assessment is as follows:

	Fair Value Hierarchy Assessment
	Level 1	Level 2	Level 3	Total
	(in thousands)
March 31, 2011
Derivative financial instruments - interest rate swap contracts	$-	$748	$-	$748

December 31, 2010
Derivative financial instruments - interest rate swap contracts	$-	$849	$-	$849

CRAFT BREWERS ALLIANCE, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)

5. Common Stockholders’ Equity

Stock Plans

The Company maintains several stock incentive plans, including those discussed below, under which non-qualified stock options, incentive stock options and restricted stock are granted to employees and non-employee directors. The Company issues new shares of common stock upon exercise of stock options. Under the terms of the Company’s stock incentive plans, subject to certain limitations, employees and directors may be granted options to purchase the Company’s common stock at an exercise price equal to the market price on the date the option is granted.

On May 26, 2010, the shareholders approved the 2010 Stock Incentive Plan (the “2010 Plan”), as recommended by the Company’s board of directors.  The 2010 Plan provides for grants of stock options, restricted stock, restricted stock units, performance awards and stock appreciation rights. While incentive stock options may only be granted to employees, awards other than incentive stock options may be granted to employees and directors. The 2010 Plan is administered by the compensation committee of the board of directors (“Compensation Committee”), which determines the grantees, the number of shares of common stock for which options are exercisable and the exercise prices of such options, and the terms and conditions of other equity-based awards under the 2010 Plan. Options granted to the Company’s employees generally vest over a five-year period and remain exercisable until ten years from the date of grant. Up to 750,000 shares of common stock may be issued under the 2010 Plan. As of March 31, 2011, the 2010 Plan had 706,300 shares available for future stock-based awards.

The Company maintains the 2002 Stock Option Plan (the “2002 Plan”) under which non-qualified stock options and incentive stock options were granted to employees and non-qualified stock options were granted to non-employee directors and independent consultants or advisors. Options granted to the Company’s employees generally vest over four or five years while options granted to the Company’s directors generally became exercisable within three months following the grant date.  Vested options generally remain exercisable until ten years from the date of grant. The Compensation Committee administers the 2002 Plan.

The Company also maintains the 2007 Stock Incentive Plan (the “2007 Plan”) under which grants of stock options and restricted stock were made to the Company’s employees and restricted stock grants were made to the Company’s directors. Options granted to the Company’s employees generally vest over a five-year period and remain exercisable until ten years from the date of grant. The 2007 Plan is administered by the Compensation Committee.

With the approval of the 2010 Plan, no further grants of stock options or similar stock awards may be made under either the 2002 Plan or the 2007 Plan, but the provisions of these plans will remain in effect until all outstanding options are terminated or exercised.

Stock-Based Compensation Expense

The Company recognized stock-based compensation of $39,000 and $2,000 for the three months ended March 31, 2011 and 2010, respectively.  At March 31, 2011, the total unrecognized stock-based compensation associated with unvested option grants was approximately $313,000, which is expected to be recognized over a period of approximately 4.0 years.

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(per share)	(in thousands)

Outstanding at December 31, 2010	219	$3.14	$931

Exercised	(4)	3.15

Outstanding at March 31, 2011	215	$3.14	$1,282

Exercisable at March 31, 2011	51	$2.03	$361

CRAFT BREWERS ALLIANCE, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)

A total of 7,500 stock options vested in each of the three-month periods ended March 31, 2011 and 2010. The total intrinsic value of stock options exercised during the three months ended March 31, 2011 was $25,000. No stock options were exercised during the three months ended March 31, 2010.

			Outstanding			Exercisable
Range of Exercise Prices			Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
			(in thousands)	(per share)	(in years)	(in thousands)	(per share)	(in years)

$1.25	to	$2.00	37	$1.37	6.4	22	$1.46	5.4
$2.01	to	$3.00	126	2.36	7.9	21	2.22	2.2
$3.01	to	$3.15	8	3.15	4.2	8	3.15	4.2
$6.88	to	$6.88	44	6.88	9.7	—	N/A	N/A

$1.25	to	$6.88	215	$3.14	7.9	51	$2.03	3.9
_______________
N/A - Not applicable

6. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per common share:
	Three Months Ended March 31,
	2011	2010
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Net income	$16	$209

Denominator for basic earnings per share:
Weighted average common shares outstanding	18,819	17,074
Dilutive effect of stock options on weighted average common shares	109	27
Denominator for diluted earnings per share	18,928	17,101
Basic and diluted earnings per share	$—	$0.01

The potential common shares excluded from the calculation of diluted earnings per share totaled 44,000 and 31,000 for the three months ended March 31, 2011 and 2010, respectively, because their effect would be anti-dilutive.

7. Comprehensive Income

The following table sets forth the Company’s comprehensive income for the periods indicated:
	Three Months Ended March 31,
	2011	2010
	(In thousands)
Net income	$16	$209
Other comprehensive income (loss):
Unrealized gains (losses) on derivative financial instruments, net of tax	62	(43)
Comprehensive income	$78	$166

CRAFT BREWERS ALLIANCE, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)

8. Merger with KBC

On October 1, 2010, the Company completed its acquisition of Kona Brewing Co., Inc. (“KBC”) and related entities pursuant to an agreement and plan of merger dated July 31, 2010.  The Company acquired all outstanding shares of KBC common stock in exchange for $6.2 million in cash and also issued to the former KBC shareholders 1,667,000 shares of the Company’s common stock.

The Company believes that the combined entity is able to secure advantages beyond those that had already been achieved in its long-term strategic relationship with KBC in supporting its brand family of products. This acquisition increases the breadth and variety of the Company’s brand offerings, creating favorable selling opportunities in a greater number of lucrative markets.

Merger-Related Costs

In connection with the business combination, the Company incurred merger-related expenses, including legal, consulting, accounting and other professional fees, and severance costs.  The Company recognized expenses associated with the KBC Merger during the latter half of 2010, but did not recognize any merger-related expenses in the first quarter of 2010.  The Company did not recognize significant merger-related costs during the three months ended March 31, 2011.

The Company estimates that merger-related severance benefits associated with the KBC Merger totaling $60,000 will be paid during the rest of 2011 to all affected Kona employees.

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

The unaudited pro forma results of operations data are derived from the consolidated financial statements of the Company and KBC and reflect pro forma adjustments relating to the KBC Merger and associated borrowing that are of a recurring nature consisting of pro forma amortization of intangible assets, primarily non-compete agreements, and pro forma effects of increased excise taxes associated with the loss of the lower rate benefit to KBC as a separate company, and of interest expense on the associated borrowing. Certain nonrecurring expenses assessed by the Company to be directly related to the KBC Merger have been included in the pro forma results presented for the three months ended March 31, 2010.  These nonrecurring expenses are the merger-related expenses of $559,000 and certain incentive compensation costs that were triggered as a result of the KBC Merger totaling $449,000. These pro forma results of operations do not give effect to any cost savings, revenue synergies or restructuring costs which may result from the integration of KBC’s or Kona’s operations.

     Consistent with ASU 2010-29, the unaudited pro forma combined condensed results of operations are presented below as if the KBC Merger had occurred on January 1, 2010.

	Three Months Ended March 31,
	2011	2010
	Actual Results	Pro forma Results
	(In thousands, except per share)

Net sales	$32,297	$27,496

Gross profit	$9,228	$9,195

Income (loss) before income tax provision (benefit)	$26	$(557)

Net income (loss)	$16	$(357)

Basic and diluted earnings (loss) per share	$—	$(0.02)

CRAFT BREWERS ALLIANCE, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)

9. Income Taxes

As of March 31, 2011, the Company's deferred tax assets were primarily comprised of federal net operating loss carryforwards ("NOLs") of $22.7 million, or $7.7 million tax-effected; state NOL carryforwards of $201,000 tax-effected; and federal and state alternative minimum tax credit carryforwards of $469,000 tax-effected. In assessing the realizability of its deferred tax assets, the Company considered both positive and negative evidence when measuring the need for a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income during the periods in which those temporary differences become deductible. Among other factors, the Company considered future taxable income generated by the projected differences between financial statement depreciation and tax depreciation. At December 31, 2010, based upon the available evidence, the Company believed that it was more likely than not that all of the deferred tax assets would be realized, and therefore no valuation allowance was established at December 31, 2010. Based on the evidence available to it as of March 31, 2011, the Company did not establish a valuation allowance as of that date.

The effective tax rates for the first three months of 2011 and 2010 were affected by the impact of the Company’s non-deductible expenses, primarily meals and entertainment expenses, and state and local taxes.

10. Subsequent Events

On May 2, 2011 (the “Closing Date”), the Company, A-B, and Goose Holdings, Inc. (“GHI”) completed the transaction contemplated by the equity purchase agreement (the “Purchase Agreement”) dated as of February 18, 2011, pursuant to which the Company and GHI (collectively, the “Sellers”) sold all of the equity in FSB to A-B. The aggregate consideration paid by A-B was approximately $38.9 million (“Purchase Consideration”), net of transaction fees paid by A-B on the Sellers' behalf, and was determined by arm’s length negotiations among the parties. The Company became a party to the Purchase Agreement pursuant to the Joinder to Equity Purchase Agreement (the “Joinder Agreement”) dated May 2, 2011, by and among A-B, GHI and the Company. A copy of the Joinder Agreement was filed as exhibit 2.1 to the Company’s Form 8-K filed with the SEC on May 4, 2011.

The Company’s share of the Purchase Consideration in exchange for its 42 percent interest in FSB was $16.3 million, net of the Company's share of transaction fees paid by A-B on the Sellers' behalf, and consisted of $15.0 million received in cash and $1.3 million placed in escrow. The escrow balance is to satisfy valid claims, if any, that may be asserted by A-B in connection with breaches of representations and warranties made by the Sellers in the Purchase Agreement. The escrow balance will be released to the Company in three payments ratably over the next 18 months, subject to indemnification claims, as applicable. The Company also received reimbursement from A-B for legal and professional fees the Company separately incurred in evaluation of the transaction. The book value of the Company’s equity investment in FSB was $6.0 million as of the Closing Date and, in the second quarter of 2011, the Company recorded a gain of approximately $10.3 million associated with the sale of its equity interest in FSB. The Company recognized approximately $750,000 in 2011 for its share of FSB’s earnings through the Closing Date, of which $356,000 was recognized in the first quarter of 2011.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

        This quarterly report on Form 10-Q includes forward-looking statements. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “may,” “plan” and similar expressions or their negatives identify forward-looking statements, which generally are not historical in nature. These statements are based upon assumptions and projections that Craft Brewers Alliance, Inc. (the “Company”) believes are reasonable, but are by their nature inherently uncertain. Many possible events or factors could affect the Company’s future financial results and performance, and could cause actual results or performance to differ materially from those expressed, including those risks and uncertainties described in Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Annual Report”), and those described from time to time in the Company’s future reports filed with the Securities and Exchange Commission. Caution should be taken not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company included herein, as well as the audited Consolidated Financial Statements and Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s 2010 Annual Report. The discussion and analysis includes period-to-period comparisons of the Company’s financial results. Although period-to-period comparisons may be helpful in understanding the Company’s financial results, the Company believes that they should not be relied upon as an accurate indicator of future performance.

Overview

Since its formation, the Company has focused its business activities on the brewing, marketing and selling of craft beers in the United States. The Company reported gross sales and net income of $35.0 million and $16,000, respectively, for the three months ended March 31, 2011, compared with gross sales and net income of $29.3 million and $209,000, respectively, for the corresponding period in 2010. The Company had no earnings per share for the first quarter of 2011 as compared with $0.01 per share on a fully diluted basis for the corresponding period of 2010. The Company incurred an operating loss of $61,000 during the quarter ended March 31, 2011 compared with operating profit of $642,000 during the quarter ended March 31, 2010, primarily due to an increase in selling, general and administrative expenses for the 2011 period, partially offset by an improved gross profit for the 2011 period. The Company’s sales volume (shipments) totaled 147,900 barrels in the first quarter of 2011 as compared with 128,700 barrels in the first quarter of 2010, an increase of 14.9%.

The comparability of the Company’s 2011 first quarter results relative to the results for the same period in 2010 is significantly impacted by the merger with Kona Brewing Co., Inc. ("KBC") and related entities (“KBC Merger”), which was closed October 1, 2010 (the “effective date”).

Management believes that the Company, as it is currently constituted, should be able to secure advantages beyond those that have already been achieved in its long-term strategic relationship with KBC in supporting the brand family of beers with increased financial, marketing and operating capabilities, allowing the Kona Brewing brand to reach more consumers in both Hawaii and the U.S. mainland.  This acquisition increases the breadth and variety of the Company’s brand offerings, creating favorable selling opportunities in a greater number of lucrative markets.

The Company brews its specialty bottled and draft Widmer Brothers-, Redhook- and Kona Brewing-branded beers in its four Company-owned production breweries. The Company brews its beers at a brewery in Portsmouth, New Hampshire (“New Hampshire Brewery”), a brewery located in Portland, Oregon (the “Oregon Brewery”), which is the Company’s largest brewery, a brewery in the Seattle suburb of Woodinville, Washington (“Washington Brewery”), and a brewery located in Kailua-Kona, Hawaii. The Company also owns and operates another facility in Portland, Oregon, its smallest, a manual brewpub-style brewery at the Rose Quarter. The Company sells these products primarily to Anheuser-Busch, Incorporated (“A-B”) and its network of wholesalers pursuant to a Master Distributor Agreement. Redhook- and Widmer Brothers-branded beers are distributed in 49 of the 50 states, and Kona Brewing-branded beers are distributed in more than half of the 50 states.

On May 2, 2011 (the “Closing Date”), the Company, A-B, and Goose Holdings, Inc. (“GHI”) completed the transaction contemplated by the equity purchase agreement (the “Purchase Agreement”) dated as of February 18, 2011, pursuant to which the Company and GHI (collectively, the “Sellers”) sold all of the equity in Fulton Street Brewery, LLC (“FSB”) to A-B.  The aggregate consideration paid by A-B was approximately $38.9 million (“Purchase Consideration”), net of transaction fees paid by A-B on the Sellers' behalf, and was determined by arm’s length negotiations among the parties. The Company held a 42 percent interest in FSB as of the Closing Date, which it accounted for as an equity investment consistent with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 323, Investments – equity method and joint ventures (“ASC 323”).

The Company’s share of the Purchase Consideration in exchange for its 42 percent interest in FSB was $16.3 million, net of the Company's share of transaction fees paid by A-B on the Sellers' behalf, and consisted of $15.0 million in cash and $1.3 million placed in escrow to satisfy valid claims, if any, that may be asserted by A-B in connection with breaches of representations and warranties made by the Sellers in the Purchase Agreement. The Company also received reimbursement from A-B for legal and professional fees the Company separately incurred in evaluation of the transaction. The Purchase Consideration is subject to verification by the parties to the Purchase Agreement of the final balance sheet of FSB, including its working capital position, as of the Closing Date. A copy of the Purchase Agreement was filed as exhibit 2.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The Company became a party to the Purchase Agreement pursuant to the Joinder to Equity Purchase Agreement (the “Joinder Agreement”) dated May 2, 2011, by and among A-B, GHI and the Company. A copy of the Joinder Agreement was filed as exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 4, 2011 (“May 4, 2011 Form 8-K”).

The Company held a right of first refusal under the operating agreement among FSB, GHI and the Company that permitted it to purchase GHI’s interest in FSB on the same terms and conditions as set forth in the Purchase Agreement.  Pursuant to the Joinder Agreement, the Company waived its right to purchase FSB on these terms.

 On the Closing Date, in connection with the Company’s sale of its interest in FSB, the Company and A-B modified two agreements that the parties had originally executed June 30, 2004, the Master Distributor Agreement (as amended and restated, the “A-B Distributor Agreement”), and the Exchange and Recapitalization Agreement (as amended and restated, the “Exchange Agreement”).

The Company and A-B modified the A-B Distributor Agreement principally to set the Margin fees (“Margin fees”) to be paid to A-B for all draft or bottled beer sold through A-B or the associated A-B distribution network, except for beer sold in qualifying territories, as defined, from May 1, 2011 (the “Commencement Date”) until December 31, 2018, at $0.25 per case equivalent.  Beer sold through A-B or the associated A-B distribution network in qualifying territories, as defined, until September 30, 2013, will be exempt from Margin fees, and thereafter will be assessed Margin fees at the $0.25 per case equivalent through December 31, 2018. The exemption from Margin fees for beer sold in the qualifying territories is subject to certain conditions, including the Company incurring sales and marketing expenses in the qualifying territories at or above specified amounts. The A-B Distributor Agreement sets Margin fees to be paid to A-B for the renewal period, beginning January 1, 2019 and ending December 31, 2028, at $0.75 per case equivalent, in the event the A-B Distributor Agreement is renewed. The A-B Distributor Agreement eliminates the provision for incremental fees to be paid to A-B for any shipments that exceed the volume of shipments made during the corresponding periods in fiscal 2003.

Additional terms of the A-B Distributor Agreement allow the Company, in the event the Company purchases additional beer brands, to elect to use an alternative distribution network to A-B’s distribution network for such brands, and for A-B to provide enhanced selling support for the Company’s brands. A copy of the A-B Distributor Agreement was filed as exhibit 10.2 to the Company’s May 4, 2011 Form 8-K.

The Company estimates that, had the modification to the A-B Distributor Agreement been in place throughout 2010, the increase in 2010 sales revenues resulting from the reduced distribution fees would have been approximately $3.3 million. The amount of increase in sales revenues realized for future periods may vary due to the level, timing and geographic distribution of the Company’s shipments to A-B in the future. The loss of the Company’s share of earnings from FSB will partially offset any increase in sales revenues resulting from the reduced distribution fees. The Company’s share of FSB’s earnings was $696,000 for the year ended December 31, 2010.

The Company and A-B modified the Exchange Agreement principally to a) increase the aggregate amount the Company may spend to acquire any assets or business related to the production or distribution of malt beverage products, without obtaining A-B’s prior approval, from $15 million to $30 million; b) increase the aggregate book value of the Company’s assets the Company may sell or dispose of in a single transaction or a series of related transactions, without obtaining A-B’s prior approval, from $15 million to $30 million; and c) eliminate a provision under which, in the event of the termination of the A-B Distributor Agreement between the parties, A-B had the right to solicit and negotiate offers from third parties to purchase all or substantially all of the assets or common stock of the Company or to enter into a merger or consolidation transaction with the Company and to cause the Board to consider any such offer.  A copy of the Exchange Agreement was filed as exhibit 10.1 to the Company’s May 4, 2011 Form 8-K.

For additional information regarding the A-B Distributor Agreement and the Company’s relationship with A-B, see Part 1, Item 1, Business “—Distribution,” and “— Relationship with Anheuser-Busch, Incorporated” in the Company’s 2010 Annual Report.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales:

	Three Months Ended March 31,
	2011	2010
Sales	108.2%	106.8%
Less excise taxes	8.2	6.8
Net sales	100.0	100.0
Cost of sales	71.4	75.1
Gross profit	28.6	24.9
Selling, general and administrative expenses	28.8	22.6
Operating income (loss)	(0.2)	2.3
Income from equity investments	1.1	0.3
Interest expense	(0.8)	(1.4)
Interest and other income, net	—	0.2
Income before income taxes	0.1	1.4
Income tax provision	—	0.6
Net income	0.1%	0.8%

Three months ended March 31, 2011 compared with three months ended March 31, 2010

The following table sets forth, for the periods indicated, a comparison of certain items from the Company’s Consolidated Statements of Income:

	Three Months Ended March 31,		Increase /	%
	2011	2010	(Decrease)	Change
	(Dollars in thousands)

Sales	$34,960	$29,323	$5,637	19.2%
Less excise taxes	2,663	1,871	792	42.3
Net sales	32,297	27,452	4,845	17.6
Cost of sales	23,069	20,605	2,464	12.0
Gross profit	9,228	6,847	2,381	34.8
Selling, general and administrative expenses	9,289	6,205	3,084	49.7
Operating income (loss)	(61)	642	(703)	(109.5)
Income from equity investments	356	85	271	318.8
Interest expense	(282)	(399)	(117)	(29.3)
Interest and other income, net	13	53	(40)	(75.5)
Income before income taxes	26	381	(355)	(93.2)
Income tax provision	10	172	(162)	(94.2)
Net income	$16	$209	$(193)	(92.3	) %

The following table sets forth a comparison of sales revenues for the periods indicated:
	Three Months Ended March 31,		Increase /	%
	2011	2010	(Decrease)	Change
	(Dollars in thousands)
Sales Revenues by Category
A-B and A-B related (1)	$28,447	$24,100	$4,347	18.0%
Pubs and other (2)	5,413	2,547	2,866	112.5
Contract brewing	1,100	415	685	165.1
Alternating proprietorship	—	2,261	(2,261)	(100.0)
Total Sales	$34,960	$29,323	$5,637	19.2%

Note 1 - A-B related revenues include fees earned on wholesaler or distibutor sales made via a non-wholesaler.

Note 2 - Other revenues include international sales, sales of promotional merchandise and other.

Gross Sales.  Gross sales increased $5.6 million, or 19.2%, from $29.3 million for the first quarter of 2010 to $35.0 million for the first quarter of 2011. The primary factor contributing to the increase in sales revenues for the three months ended March 31, 2011 was the increase in sales to A-B and A-B related revenues of $4.3 million due to an increase in shipments to A-B and an increase in the net selling price for the Company’s products.

Revenues from pub and other sales increased by $2.9 million for the first three months of 2011 primarily due to the addition of the restaurant and pub operations acquired in the KBC Merger.

The increase in contract revenues of $685,000 was primarily due to an increase in shipments under a third-party contract and the contribution of initial shipments under a new contract brewing arrangement with FSB.

The above factors were partially offset by a decrease in alternating proprietorship fees of $2.3 million recognized associated with Kona for leasing the Oregon Brewery and sales of raw materials for the first quarter ended March 31, 2010. Prior to the effective date, the Company earned revenue in connection with an alternating proprietorship agreement with Kona. Pursuant to the alternating proprietorship agreement, Kona produced a portion of its malt beverages at the Company’s Oregon Brewery. The Company received a facility fee from Kona based on the barrels brewed and packaged at the Company’s brewery. Fees were also recognized as revenue upon completion of the brewing process and packaging of the product. In connection with the alternating proprietorship agreement, the Company also sold certain raw materials to Kona for use in brewing. Revenue was recognized when the raw materials are removed from the Company’s stock. After the effective date, any such intercompany activities are eliminated, including the revenues associated with the alternating proprietorship agreement.

Shipments – Customer.  The following table sets forth a comparison of shipments by customer (in barrels) for the periods indicated:

	Three Months Ended March 31,
	2011 Shipments			2010 Shipments			Increase /	%
	Draft	Bottle	Total	Draft	Bottle	Total	(Decrease)	Change
	(In barrels)
A-B	52,300	84,600	136,900	49,900	72,400	122,300	14,600	11.9%
Contract brewing	7,800	500	8,300	4,800	—	4,800	3,500	72.9
Pubs and other (1)	2,000	700	2,700	1,300	300	1,600	1,100	68.8
Total shipped	62,100	85,800	147,900	56,000	72,700	128,700	19,200	14.9%

Note 1 - Other includes international, pubs and other.

Total Company shipments increased 14.9% to 147,900 barrels for the first quarter of 2011 as compared with 128,700 barrels in the corresponding period of 2010, primarily driven by an increase in shipments to A-B of 14,600 barrels, increased shipments under its contract brewing arrangements and increased sales through its pubs and restaurants due to the Hawaiian operations following the KBC Merger. Shipments to A-B for the first quarter of 2011 as compared with the corresponding period one year ago were impacted by the Company’s increased sales and marketing efforts beginning in the fourth quarter of 2010.  Shipments for the first quarter of the prior year were also unfavorably affected by a reduction in wholesaler’s inventories at the end of the first quarter of 2010. The rate of change in depletions, or sales by the wholesalers to retailers, for the Redhook-, Widmer Brothers- and Kona Brewing branded beers for the first quarter of 2011 increased at a 7.3% rate from the same quarter a year ago, reflecting the increased sales and marketing efforts discussed above.

Pricing and Fees.  The average revenue per barrel on shipments of beer through the A-B distribution network for the first quarter of 2011 increased by 3.8% as compared with the average revenue per barrel for the corresponding period of 2010. During the first quarters of 2011 and 2010, the Company sold 92.6% and 95.0%, respectively, of its beer through A-B at wholesale pricing levels. Pricing changes implemented by the Company have generally followed pricing changes initiated by large domestic or import brewing companies. While the Company has implemented modest price increases during the past few years, some of the benefit has been offset by competitive promotions and discounting. The Company expects that product pricing will continue to demonstrate modest increases in the near term as tempered by the current competitive climate. The Company’s pricing is expected to follow the general trend in the industry.

In connection with all sales through the A-B Distributor Agreement, the Company pays a Margin fee to A-B (“Margin”). The Margin does not apply to sales under the Company’s contract brewing arrangement or from its retail operations and dock sales. The A-B Distributor Agreement also provides for payment of Additional Margin for shipments that exceed a specified level (together with Margin, “Total Margin”). For the three months ended March 31, 2011 and 2010, the Company recognized expense of $1.2 million and $1.4 million, respectively, related to Total Margin associated with sales to A-B. These fees are reflected as a reduction of sales in the Company’s consolidated statements of income.  On August 12, 2010, the Company entered into an amendment to the A-B Distributor Agreement that exempts certain product sales from Total Margin effective as of the fourth quarter of 2010. The Company estimates the increase in sales revenues in the first quarter of 2011 realized due to this amendment to be $380,000.

In connection with the Company’s sale of FSB to A-B, which closed on May 2, 2011, the Company and A-B modified the A-B Distributor Agreement to lower the rate per barrel paid for Margin and to eliminate fees associated with Additional Margin, among other provisions.  The Company estimates that, if the modification had been in place as of January 1, 2011, the increase in sales revenues would have been approximately $770,000 for the first quarter of 2011.  The amount of increase in sales revenues realized in future periods may vary due to the level, timing and geographic distribution of the Company’s shipments to A-B in the future.

As of March 31, 2011 and December 31, 2010, the net amount due from A-B under all Company agreements with A-B totaled $3.9 million. In connection with the sale of beer pursuant to the A-B Distributor Agreement, the Company’s accounts receivable reflect significant balances due from A-B, and the refundable deposits and accrued expenses reflect significant balances due to A-B. Although the Company considers these balances to be due to or from A-B, the final destination of the Company’s products is an A-B wholesaler and payments by the wholesaler are settled through A-B. The Company obtains services from A-B under separate arrangements; balances due to A-B under these arrangements are reflected in accounts payable and accrued expenses.  These amounts are also included in the net amount due from A-B presented above.

Shipments – Brand.  The following table sets forth a comparison of shipments by brand (in barrels) for the periods indicated:

	Three Months Ended March 31,
	2011 Shipments			2010 Shipments			Increase /	%
	Draft	Bottle	Total	Draft	Bottle	Total	(Decrease)	Change
	(In barrels)

Widmer Brothers	30,600	31,800	62,400	30,600	30,600	61,200	1,200	2.0%
Redhook	10,800	29,300	40,100	11,000	27,000	38,000	2,100	5.5
Kona	12,900	24,200	37,100	9,600	15,100	24,700	12,400	50.2
Total shipped (1)	54,300	85,300	139,600	51,200	72,700	123,900	15,700	12.7%

Note 1 - Total shipments by brand exclude shipments produced under the Company's contract brewing arrangements.

During the three months ended March 31, 2011, 73.1% of Redhook-branded shipments were shipments of bottled beer as compared with 71.1% in the three months ended March 31, 2010. Although the sales mix of Kona Brewing-branded beer is also weighted toward bottled product, it is slightly less than Redhook-branded beer as 65.2% and 61.1% of Kona-branded shipments consisted of bottled beer in the three months ended March 31, 2011 and 2010, respectively. The sales mix of Widmer Brothers-branded products contrasts significantly from that of the Redhook and Kona brands with 51.0% and 50.0% of Widmer Brothers-branded products being bottled beer in the first quarter of 2011 and 2010, respectively. Although the average revenue per barrel for sales of bottled beer is typically significantly higher than that of draft beer, the cost per barrel is also higher, resulting in a gross margin that is approximately 10% less than that of draft beer sales.

Excise Taxes.  Excise taxes for the three months ended March 31, 2011 increased $792,000, or 42.3%, due to a combination of factors, including a) the increase in the Company’s shipments for the first quarter of 2011 as compared with the corresponding quarter of 2010, b) the addition of excise taxes relating to shipments of Kona Brewing-branded beers that were previously recognized by Kona prior to the KBC Merger, and c) the marginal tax rate increased after the KBC Merger as the combined companies are eligible for only a single excise tax exemption.  Also contributing to the increase in excise tax expense for the first quarter of 2011 was the increase in the marginal tax rate for beer produced in Washington state, which became effective in the middle of 2010.

Cost of Sales.  Cost of sales increased $2.5 million, or 12.0%, to $23.1 million in the first quarter of 2011 from $20.6 million in the corresponding quarter of 2010, which was primarily due to the increase in shipments and increased costs associated with the acquired Hawaiian restaurant operations and shipping costs. These cost increases were partially offset by the absence of costs associated with the alternating proprietorship during the first quarter of 2011 as a result of the KBC Merger. For the first quarter of 2011, cost of sales as a percentage of net sales fell to 71.4% from 75.1% for the corresponding period in 2010, primarily reflecting a) elimination of alternating proprietorship related cost, b) improved capacity utilization and c) an increase in net sales prices for the first quarter of 2011.  These factors were partially offset by increased shipping costs as a result of rising fuel prices for the first quarter of 2011 as compared with the same quarter a year ago.

The Company’s utilization rate improved from 55.4% during the first quarter of 2010 to 65.2% for the first quarter of 2011. Capacity utilization rates are calculated by dividing the Company’s total shipments by the working capacity.  To improve the balance between expected demand and capacity, the Company has executed two contract brewing agreements.  One of the agreements was initiated during the third quarter of 2009, under which shipments are expected to approach 35,000 barrels in 2011, although the third party may designate greater or lesser quantities per the terms of the contract. The second agreement is a three-year contract brewing arrangement with FSB, under which shipments began in the first quarter of 2011. The Company will produce beer in volumes and per specifications as designated by FSB in accordance with the contract terms. The Company anticipates that the volume of this contract may reach 25,000 to 30,000 barrels per year.  The contract brewing arrangement will remain in place following the sale of FSB to A-B.

Prior to the effective date of the KBC Merger, cost of sales for 2010 included costs associated with two distinct Kona revenue streams: (i) direct and indirect costs related to the alternating proprietorship arrangements with Kona and (ii) the cost paid to Kona for the Kona Brewing-branded finished goods that are marketed and sold by the Company to wholesalers through the A-B Distributor Agreement. After the effective date, the Company also discontinued recognizing the costs related to these activities as they pertain to Kona.

Inventories acquired pursuant to the merger with Widmer Brothers Brewing Company (“WBBC”) were recorded at their estimated fair values as of July 1, 2008, resulting in an increase over the cost at which these inventories were stated on the June 30, 2008 WBBC balance sheet (the “Step Up Adjustment”). Substantially all such costs associated with the Step Up Adjustment have been recognized as of December 31, 2010, and only an immaterial amount of the Step Up Adjustment remains to be recognized in future periods. During the three months ended March 31, 2010, approximately $145,000 of the Step Up Adjustment was expensed to cost of sales in connection with normal production and sales for the quarter.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2011 increased $3.1 million, or 49.7%, to $9.3 million from expenses of $6.2 million for the same period in 2010. The increase in SG&A for the first quarter of 2011 was primarily due to a) an increase in sales and marketing costs, principally packaging design and development, promotions and sponsorship activity, point of sale and related trade merchandise, increased costs associated with a larger sales force during the first quarter of 2011 as compared with the quarter a year ago, and b) the administrative costs associated with the Hawaiian operations.  In addition, the Company incurred legal and consulting fees during the first quarter associated with its negotiations for the sale of FSB to A-B.

The Company incurs costs for the promotion of its products through a variety of advertising programs with its wholesalers and downstream retailers. These costs are included in SG&A expenses and frequently involve the local wholesaler sharing in the cost of the program. Reimbursements from wholesalers for advertising and promotion activities are recorded as a reduction to SG&A expenses in the Company’s statements of income. Reimbursements for pricing discounts to wholesalers are recorded as a reduction to sales. The wholesalers’ contribution toward these activities was an immaterial percentage of net sales for the 2011 first quarter. Depending on the industry and market conditions, the Company may adjust its advertising and promotional efforts in a wholesaler’s market if a change occurs in a cost-sharing arrangement. The timing of these efforts may also be adjusted due to opportunities available to the Company over the course of the fiscal year; however, the Company anticipates that its expenditures associated with its sales and marketing efforts for most periods in 2011 will be significantly greater than its expenditures for SG&A in the corresponding periods of 2010.

Income from Equity Investments. For the three months ended March 31, 2011 and 2010, the Company’s share of FSB’s net income totaled $356,000 and $46,000, respectively. For the three months ended March 31, 2010 the Company’s share of Kona’s net income totaled $39,000; however, as of October 1, 2010, with the completion of the KBC Merger, the Company discontinued recognizing earnings on an equity basis for Kona.

With the sale of the Company’s investment in FSB to A-B, which closed on May 2, 2011, the Company no longer holds an interest in FSB. As such, the Company will cease recognizing income for equity investments after the second quarter of 2011.

Interest Expense.  Interest expense decreased $117,000 to $282,000 in the first quarter of 2011 from $399,000 in the first quarter of 2010 due to the effect of the expiration of the non-qualifying interest rate swap in the fourth quarter of 2010, and to a lower average interest rate on borrowings under the credit agreement, partially offset by increased average outstanding borrowings.  The reduction in interest rate on the Company’s borrowings was due to the modifications the Company negotiated with its primary lender in the latter part of 2010 as a result of its improved financial condition.

The Company maintained average outstanding debt for the first quarter of 2010 at $25.9 million.  As a result of financing the KBC Merger and capital projects the Company began in the fourth quarter of 2010, the Company’s average outstanding debt was $27.7 million for the first quarter of 2011.

Income Taxes.  The Company’s provision for income taxes was $10,000 and $172,000 for the three months ended March 31, 2011 and 2010, respectively. The tax provision for the first quarters of 2011 and 2010 varied from the statutory tax rate due largely to the impact  of the Company’s non-deductible expenses, primarily meals and entertainment expenses, and state and local taxes.

Liquidity and Capital Resources

The Company has required capital primarily for the construction and development of its production breweries, to support its expansion and growth plans, and to fund its working capital needs. Historically, the Company has financed its capital requirements through cash flow from operations, bank borrowings and the sale of common and preferred stock. The Company anticipates meeting its anticipated obligations for the remainder of 2011 through a combination of the proceeds received from the sale of its interest in FSB and cash flows from operations, and may borrow under its short-term bank borrowings as the need arises.  The capital resources available to the Company under its loan agreement and capital lease obligations are discussed in greater detail in the 2010 Annual Report, in Item 8, Notes to Financial Statements.

The Company had $95,000 and $164,000 of cash and cash equivalents at March 31, 2011 and December 31, 2010, respectively. At March 31, 2011, the Company had a working capital deficit totaling $4.1 million, a $307,000 improvement from the Company’s working capital position at December 31, 2010. The Company's debt as a percentage of total capitalization (total debt and common stockholders' equity) was 22.6% and 22.4% at March 31, 2011 and December 31, 2010, respectively. Cash provided by operating activities totaled $1.5 million and $2.5 million for the three months ended March 31, 2011 and 2010, respectively.

Capital expenditures for the first three months of 2011 were $2.0 million compared with $733,000 for the corresponding period in 2010. Major projects in 2011 included $937,000 at the New Hampshire Brewery, including installation of additional fermenters, quality systems and costs associated with retrofitting the Company’s existing bottling line for the new Redhook bottle; $336,000 at the Washington Brewery, primarily for projects to increase brand and packaging variety, including costs associated with retrofitting the Company’s existing bottling line for the new Redhook bottle; and $300,000 for planning and design costs associated with a Company-wide demand planning and order management system. The capital expenditures for the first quarter of 2010 were primarily for maintenance projects and continuation of certain projects carried over from the prior year.

As of March 31, 2011, the Company’s available liquidity was $13.6 million, comprised of accessible cash and cash equivalents and further borrowing capacity. With the May 2, 2011 receipt of $15.3 million in cash, which represented the Company’s share of the cash proceeds of the Purchase Consideration from the sale of its equity interest in FSB to A-B and reimbursement of certain transaction fees, the Company has repaid the outstanding borrowings under its revolving line of credit. The Company anticipates that an additional $1.3 million, which was placed in escrow on May 2, 2011, will be released to the Company in three payments ratably over the next 18 months, subject to indemnification claims, as applicable. The Company anticipates that it will be able to generate sufficient liquidity for the 2011 fiscal year between the proceeds from the sale of the equity interest in FSB, its operating cash flows and its available borrowing capacity to fund its capital expenditures at necessary levels. The Company’s 2011 capital expenditures are planned to include investments  in brewing and other production areas, primarily associated with the new contract brewing arrangement with FSB, quality assurance, information technology equipment, and to enhance and target its brand offerings.  Certain of these expenditures began in the 2010 fourth quarter, and are expected to continue throughout the remainder of the 2011 fiscal year, during which the Company expects to spend a total of approximately $4.5 million to complete these capital projects.

Since June 2008, the Company has maintained a loan agreement (as amended, the “Loan Agreement”) with Bank of America, N.A. (“BofA”), which is presently comprised of a $22.0 million revolving line of credit (“Line of Credit”), including provisions for cash borrowings and up to $2.5 million notional amount of letters of credit, and a $13.5 million term loan (“Term Loan”). The Company may draw upon the Line of Credit for working capital and general corporate purposes. At March 31, 2011, the Company had $8.8 million outstanding under the Line of Credit.  As of March 31, 2011, the Company was in compliance with the financial covenants associated with the Loan Agreement.

Under the Loan Agreement, the Company may select either the London Inter-Bank Offered Rate (“LIBOR”) or the Inter-Bank Offered Rate (“IBOR”) (each, a “Benchmark Rate”) as the basis for calculating interest on the outstanding principal balance of the Line of Credit. Interest accrues at an annual rate equal to the Benchmark Rate plus a marginal rate. The Company may select different Benchmark Rates for different tranches of its borrowings under the Line of Credit. The marginal rate varies from 1.00% to 2.25% based on the ratio of the Company’s funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined (“funded debt ratio”).  LIBOR rates may be selected for one, two, three, or six month periods, and IBOR rates may be selected for no shorter than 14 days and no longer than six months. Accrued interest for the Line of Credit is due and payable monthly.  At March 31, 2011, the weighted-average interest rate for the borrowings outstanding under the Line of Credit was 1.23%.

Under the Loan Agreement a quarterly fee on the unused portion of the Line of Credit, including the undrawn amount of the related standby letter of credit, varies from 0.15% to 0.30% based upon the Company’s funded debt ratio. At March 31, 2011, the quarterly fee was 0.15%.  An annual fee is payable in advance on the notional amount of each standby letter of credit issued and outstanding multiplied by an applicable rate ranging from 1.00% to 2.00%.

Trend

During the three months ended March 31, 2011, the Company has experienced a $307,000 improvement in working capital, due in large part to the Company’s generation of $1.6 million in cash flows from earnings adjusted for non-cash activities and borrowing under its Line of Credit of $1.3 million, partially offset by $825,000 in principal payments and $2.0 million in capital expenditures. On May 2, 2011, the Company received cash proceeds and reimbursement of expenses from A-B totaling $15.3 million, which it used to pay down all outstanding borrowings under its Line of Credit. As of May 6, 2011, the Company had a cash balance of approximately $5.6 million and its full $22.0 million borrowing availability under the Line of Credit.

Critical Accounting Policies and Estimates

The Company’s financial statements are based upon the selection and application of significant accounting policies that require management to make significant estimates and assumptions. Judgments and uncertainties affecting the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions. Our estimates are based upon historical experience, market trends and financial forecasts and projections, and upon various other assumptions that management believes to be reasonable under the circumstances at various points in time. Actual results may differ, potentially significantly, from these estimates.

Our critical accounting policies, as described in our 2010 Annual Report, related to goodwill, other intangible assets and long lived assets, refundable deposits on kegs, equity investments, revenue recognition and income taxes. There have been no material changes to our critical accounting policies since December 31, 2010, except as discussed below.

Equity Investments.  On May 2, 2011, with the closing of the equity purchase agreement among A-B, GHI and the Company, the Company sold its interest in FSB in exchange for its share of the Purchase Consideration. This was the Company’s sole equity investment as of December 31, 2010, and with the sale to A-B, the Company no longer holds an equity investment after May 2, 2011. Threrefore, the Company does not expect to recognize any income associated with its equity investments after the second quarter of 2011.

Recent Accounting Pronouncements

See Item 1, Notes to Financial Statements, Note 1 “– Recent Accounting Pronouncements” for discussion of recent changes to the ASC and the impact of those changes on the Company’s financial statements.

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

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)) under the Securities Exchange Act of 1934 (“Exchange Act”) as of the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the quarterly period covered by this report, disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. While reasonable assurance is a high level of assurance, it does not mean absolute assurance.  Disclosure controls and internal control over financial reporting cannot prevent or detect all errors, misstatements or fraud.  In addition, the design of a control system must recognize that there are resource constraints, and the benefits associated with controls must be proportionate to their costs.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2011, no changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by Exchange Act Rule 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6.  Exhibits

The following exhibits are filed as part of this report.

2.1	Joinder to Equity Purchase Agreement dated May 2, 2011 (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 4, 2011 (“May 4, 2011 Form 8-K”))
2.2
Equity Purchase Agreement by and among each of the members of Fulton Street Brewery, LLC, as Sellers, and Anheuser-Busch, Incorporated (“A-B”), as Purchaser, dated as of February 18, 2011 (incorporated by reference from Exhibit 2.2 to the Registrant’s Form 10-K for the year ended December 31, 2010)

10.1
Amended and Restated Exchange and Recapitalization Agreement dated as of May 1, 2011 between the Registrant and A-B (incorporated by reference from Exhibit 10.1 to the Registrant’s May 4, 2011 Form 8-K)

10.2	Amended and Restated Master Distributor Agreement dated as of May 1, 2011 between the Registrant and A-B (incorporated by reference from Exhibit 10.2 to the Registrant’s May 4, 2011 Form 8-K)
31.1	Certification of Chief Executive Officer of Craft Brewers Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer of Craft Brewers Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
99.1	Press Release dated May 16, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAFT BREWERS ALLIANCE, INC.

May 16, 2011	By:	/s/ Joseph K. O’Brien
Joseph K. O’Brien
Controller and Chief Accounting Officer