Form 10-Q
period 2011-06-30
CRAFT BREWERS ALLIANCE, INC.
filed 2011-08-15
CIK 892222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2011

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
Yes ☐ No ☑

The number of shares of the registrant’s common stock outstanding as of August 2, 2011 was 18,844,817.

CRAFT BREWERS ALLIANCE, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2011

PART I.
ITEM 1.  Financial Statements

CRAFT BREWERS ALLIANCE, INC.
CONSOLIDATED BALANCE SHEETS

	(unaudited)
	June 30, 2011	December 31, 2010
	(dollars in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$6,474	$164
Accounts receivable, net	13,078	10,514
Inventories	9,855	8,729
Deferred income tax asset, net	596	932
Other current assets	3,305	3,233
Total current assets	33,308	23,572
Property, equipment and leasehold improvements, net	98,540	98,778
Equity method investment in Fulton Street Brewery, LLC	—	5,240
Goodwill	12,917	12,917
Intangible and other assets, net	18,233	17,759
Total assets	$162,998	$158,266

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,762	$13,825
Accrued salaries, wages, severance and payroll taxes	4,080	4,053
Refundable deposits	6,486	6,291
Other accrued expenses	1,479	1,378
Current portion of long-term debt and capital lease obligations	2,116	2,460
Total current liabilities	28,923	28,007
Long-term debt and capital lease obligations, net of current portion	16,213	24,675
Fair value of derivative financial instruments	737	849
Deferred income tax liability, net	13,991	10,118
Other liabilities	452	421
Commitments and Contingencies
Common stockholders' equity:
Common stock, $0.005 par value, authorized 50,000,000 shares; issued and outstanding 18,839,217 shares and 18,819,053 shares at June 30, 2011 and December 31, 2010, respectively	94	94
Additional paid-in capital	134,842	134,601
Accumulated other comprehensive loss	(459)	(528)
Retained deficit	(31,795)	(39,971)
Total common stockholders' equity	102,682	94,196
Total liabilities and common stockholders' equity	$162,998	$158,266

The accompanying notes are an integral part of these financial statements.

CRAFT BREWERS ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF INCOME
 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, except per share amounts)

Sales	$44,849	$39,645	$79,809	$68,967
Less excise taxes	3,353	2,406	6,016	4,276
Net sales	41,496	37,239	73,793	64,691
Cost of sales	28,038	26,841	51,107	47,446
Gross profit	13,458	10,398	22,686	17,245
Selling, general and administrative expenses	10,670	7,545	19,959	13,750
Operating income	2,788	2,853	2,727	3,495
Income from equity method investments	335	338	691	423
Gain on sale of Fulton Street Brewery, LLC	10,398	—	10,398	—
Interest expense	(260)	(409)	(542)	(808)
Interest and other income, net	7	75	20	128
Income before income taxes	13,268	2,857	13,294	3,238
Income tax provision	5,108	1,123	5,118	1,295
Net income	$8,160	$1,734	$8,176	$1,943

Basic and diluted earnings per share	$0.43	$0.10	$0.43	$0.11

The accompanying notes are an integral part of these financial statements.

CRAFT BREWERS ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,

	2011	2010
	(in thousands)
Operating Activities
Net income	$8,176	$1,943
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,651	3,589
Income from equity method investments, net of distributions received	(691)	(404)
Gain on sale of Fulton Street Brewery, LLC	(10,398)	—
Deferred income taxes	4,166	1,109
Stock-based compensation	249	74
Loss on sale or disposal of property, equipment and leasehold improvements	—	34
Other	(49)	223
Changes in operating assets and liabilities:
Accounts receivable	(1,727)	(4,397)
Inventories	(1,111)	(257)
Income tax receivable and other current assets	(72)	1,713
Other assets	(221)	39
Accounts payable and other accrued expenses	1,017	4,816
Accrued salaries, wages, severance and payroll taxes	27	(1,111)
Refundable deposits and other liabilities	606	(538)
Net cash provided by operating activities	3,623	6,833

Investing Activities
Expenditures for property, equipment and leasehold improvements	(3,694)	(1,090)
Proceeds from sale of property, equipment and leasehold improvements	49	65
Proceeds from the sale of Fulton Street Brewery, LLC	15,075	—
Net cash provided by (used in) investing activities	11,430	(1,025)

Financing Activities
Principal payments on debt and capital lease obligations	(1,256)	(731)
Net repayments under revolving line of credit	(7,500)	(5,100)
Issuance of common stock	13	23
Net cash used in financing activities	(8,743)	(5,808)

Increase in cash and cash equivalents	6,310	—

Cash and cash equivalents:
Beginning of period	164	11

End of period	$6,474	$11

Supplemental Disclosures
Cash paid for interest	$605	$870

Cash paid for income taxes	$211	$205

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

Reclassifications
Certain amounts in the prior periods’ Consolidated Financial Statements have been reclassified to conform to the current period's presentation.

Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board, or FASB, issued ASU No. 2011-05, “Comprehensive Income:  Presentation of Comprehensive Income.” This new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for interim and annual periods beginning after December 15, 2011.  This guidance affects presentation only and will have no effect on our financial condition, results of operations or cash flows.

In May 2011, the FASB amended ASC 820, “Fair Value Measurement.”  This amendment is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value.  This guidance clarifies the application of existing fair value measurements and disclosures, and changes certain principles or requirements for fair value measurements and disclosures. The updated guidance is effective on a prospective basis for financial statements issued for interim and annual periods beginning after December 15, 2011.  The adoption of this guidance will not have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, “Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”).  ASU 2010-29 clarifies provisions of FASB ASC Topic 805, “Business Combinations” (“ASC 805”) relating to the acquisition date that should be used for disclosing the pro forma financial information required by ASC 805 when comparative financial statements are presented. As of December 31, 2010, the Company adopted the provisions of ASU 2010-29, and implemented its provisions in preparing the pro forma information presented regarding the October 1, 2010 merger with Kona Brewing Co., Inc. (“KBC”) and related entities (“KBC Merger”).  See Note 9, Merger with KBC.

CRAFT BREWERS ALLIANCE, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)

2.	Inventories

Inventories consist of the following:

	June 30, 2011	December 31, 2010
	(in thousands)

Raw materials	$2,179	$2,870
Work in process	3,370	2,244
Finished goods	2,760	1,933
Packaging materials	355	343
Promotional merchandise	1,021	1,184
Pub food, beverages and supplies	170	155

	$9,855	$8,729

Work in process is beer held in fermentation tanks prior to the filtration and packaging process.

3.	Equity Method Investments

Fulton Street Brewery, LLC (“FSB”)
On May 2, 2011 (the “Closing Date”), the Company, Anheuser-Busch, Incorporated (“A-B”), and Goose Holdings, Inc. (“GHI”) completed the transaction contemplated by the equity purchase agreement (the “Purchase Agreement”) dated as of February 18, 2011, pursuant to which the Company and GHI (collectively, the “Sellers”) sold all of the equity in FSB to A-B. The aggregate consideration paid by A-B was approximately $38.9 million (“Purchase Consideration”), net of transaction fees paid by A-B on the Sellers’ behalf, and was determined by arm’s length negotiations among the parties. The Company became a party to the Purchase Agreement pursuant to the Joinder to Equity Purchase Agreement (the “Joinder Agreement”) dated May 2, 2011, by and among A-B, GHI and the Company. A copy of the Joinder Agreement was filed as exhibit 2.1 to the Company’s Form 8-K filed with the SEC on May 4, 2011.

The Company’s share of the Purchase Consideration in exchange for its 42 percent interest in FSB was $16.3 million, net of the Company’s share of transaction fees paid by A-B on the Sellers’ behalf, and consisted of $15.1 million received in cash and $1.3 million placed in escrow.  The escrow balance is to satisfy valid claims, if any, that may be asserted by A-B in connection with breaches of representations and warranties made by the Sellers in the Purchase Agreement. The escrow balance will be released to the Company in three payments ratably, every six months, beginning six months following the Closing Date, subject to indemnification claims, as applicable. The Company also received reimbursement from A-B for legal and professional fees the Company separately incurred in evaluation of the transaction.  In the second quarter of 2011, the Company recorded a gain of approximately $10.4 million associated with the sale of its equity interest in FSB.

The Company recognized $691,000 in 2011 for its share of FSB’s earnings through the Closing Date, of which $335,000 was recognized in the second quarter of 2011.  For the three and six month periods ended June 30, 2010, the Company’s share of FSB’s net income totaled $332,000 and $378,000, respectively.  The book value of the Company’s equity investment in FSB was $5.9 million as of the Closing Date and $5.2 million at December 31, 2010.

The consolidated statements of income for the six month periods ended June 30 include the results of FSB for the six month periods ended May 31. Due to the timing of receipt of FSB’s financial statements, the Company accounted for its share of net earnings of FSB on a one-month lag. If the Company had instead recorded the equity in FSB’s earnings for the six months ended June 30, the Company would have recorded a decrease of $248,000 and an increase of $50,000 to its consolidated statements of income for the six months ended June 30, 2011 and 2010, respectively.  There is no lag impact related to the month of June 2011 as the sale of FSB was effective May 2, 2011 and all earnings were captured as of that date.

CRAFT BREWERS ALLIANCE, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)

At June 30, 2011, the Company had net outstanding receivables due from FSB of $381,000.  At December 31, 2010, the Company had recorded a payable to FSB of $3.3 million, primarily for amounts owing for purchases of Goose Island-branded product.

Kona Brewery, LLC (“Kona”)
For the three and six month periods ended June 30, 2010, the Company’s share of Kona’s net income was $6,000 and $45,000, respectively.  As a result of the closing of the KBC Merger on October 1, 2010, Kona became a wholly owned subsidiary of the Company.  As such, the operations of KBC are included in our consolidated financial statements for the three and six month periods ended June 30, 2011. See Note 9, Merger with KBC for a discussion of the KBC Merger.

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

The Company has assessed its vulnerability to certain business and financial risks, including interest rate risk associated with its variable-rate long-term debt. To mitigate this risk, the Company entered into a five-year interest rate swap contract with Bank of America, N.A. (“BofA”) with a total notional value of $9.3 million (as of June 30, 2011) to hedge the variability of interest payments associated with its variable-rate borrowings under its term loan with BofA (“Term Loan”). Through this swap agreement, the Company pays interest at a fixed rate of 4.48% and receives interest at a floating-rate of the one-month LIBOR. Since the interest rate swap hedges the variability of interest payments on variable rate debt with similar terms, it qualifies for cash flow hedge accounting treatment under ASC Topic 815, Derivatives and Hedging (“ASC 815”). As of June 30, 2011, unrealized net losses of $737,000 were recorded in accumulated other comprehensive loss as a result of this hedge.  The effective portion of the gain or loss on the derivative is reclassified into interest expense in the same period during which the Company records interest expense associated with the Term Loan. There was no hedge ineffectiveness recognized for the three and six month periods ended June 30, 2011, respectively.

	Balance Sheet Location	June 30, 2011	December 31, 2010
		(in thousands)

Derivative instruments in liability positions:

Derivatives designated as hedging instruments under ASC 815

Interest rate swap contract	Non-current liabilities - derivative financial instruments	$737	$849

Total derivatives		$737	$849

The interest rate swap contract is secured by substantially all of the Company’s personal property and by the real properties located at 924 North Russell Street, Portland, Oregon and 14300 NE 145th Street, Woodinville, Washington (“collateral”) under the loan agreement with BofA.  The Company’s subsidiaries, Kona and Kona Brewing Co., LLC, have unconditionally guaranteed the Company’s obligations to BofA arising under the interest rate swap agreement.

Fair Value Measurements
The recorded values of the Company’s financial instruments, with the exception of its debt obligations, are considered to approximate the fair values of the financial instruments, in all material respects, as the Company’s receivables and payables are recorded at amounts expected to be realized and paid and the Company’s derivative financial instruments are carried at fair value.  At June 30, 2011 the total carrying value and fair value of the Company’s debt obligations, including the current portion, was $18.3 million and $18.6 million, respectively.  At December 31, 2010, the total carrying value and fair value of the Company’s debt obligations, including the current portion, was $27.1 million and $27.7 million, respectively.

CRAFT BREWERS ALLIANCE, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)

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

The Company has assessed its assets and liabilities that are measured and recorded at fair value within the above hierarchy and that assessment is as follows:

	Fair Value Hierarchy Assessment
	Level 1	Level 2	Level 3	Total
	(in thousands)
June 30, 2011
Derivative financial instruments - interest rate swap contracts	$-	$737	$-	$737

December 31, 2010
Derivative financial instruments - interest rate swap contracts	$-	$849	$-	$849

5.	Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following:

	June 30, 2011	December 31, 2010
	(in thousands)

Term loan payable to bank, due July 1, 2018	$12,442	$12,639
Line of credit payable to bank, due September 30, 2015	—	7,500
Promissory notes payable to individual lenders, all due July 1, 2015	600	600
Premium on promissory notes	455	504
Note with affiliated party	928	1,403
Capital lease obligations on equipment	3,904	4,489

	18,329	27,135

Less current portion of long-term debt	2,116	2,460

	$16,213	$24,675

Since June 2008, the Company has maintained a loan agreement (as amended, the “Loan Agreement”) with BofA, which is presently comprised of a $22.0 million revolving line of credit (“Line of Credit”), including provisions for cash borrowings and up to $2.5 million notional amount of letters of credit, and a Term Loan with an original balance of $13.5 million. The Company may draw upon the Line of Credit for working capital and general corporate purposes.

CRAFT BREWERS ALLIANCE, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)

With the May 2, 2011 receipt of $15.3 million in cash, including reimbursements, the Company repaid the outstanding borrowings under the Line of Credit and had no borrowings outstanding under the Line of Credit at June 30, 2011.

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

Under the Loan Agreement a quarterly fee on the unused portion of the Line of Credit, including the undrawn amount of the related standby letter of credit, varies from 0.15% to 0.30% based upon the Company’s funded debt ratio. At June 30, 2011, the quarterly fee was 0.15%.  An annual fee is payable in advance on the notional amount of each standby letter of credit issued and outstanding multiplied by an applicable rate ranging from 1.00% to 2.00%.

Interest on the Term Loan will accrue on the outstanding principal balance in the same manner as provided for under the Line of Credit, as established under the LIBOR one-month Benchmark Rate. At June 30, 2011 and December 31, 2010, the principal balance outstanding under the Term Loan was $12.4 million and $12.6 million, respectively. The interest rate on the Term Loan was 1.44% as of June 30, 2011. Accrued interest for the Term Loan is due and payable monthly. Principal payments are due monthly in accordance with an agreed-upon schedule set forth in the Loan Agreement, with any unpaid principal balance and unpaid accrued interest due and payable on July 1, 2018.

The Company is in compliance with all applicable contractual financial covenants at June 30, 2011. These financial covenants under the Loan Agreement are measured on a trailing four-quarter basis. For all periods ending June 30, 2011 and thereafter, the Company is required to maintain a funded debt ratio of up to 3.0 to 1 and a fixed charge coverage ratio above 1.25 to 1.

Pursuant to the KBC Merger, the Company assumed an obligation for a promissory note payable (“related party note”) to a counterparty that was a significant Kona shareholder.  The related party note is secured by the equipment comprising a photovoltaic cell generation system (“photovoltaic system”) installed at the Company’s brewery located in Kailua-Kona, Hawaii.  The balance of the related party note payable as of June 30, 2011 and December 31, 2010 was $928,000 and $1.4 million, respectively. Accrued interest on the related party note is due and payable monthly at a fixed interest rate of 4.75%, with monthly loan payments of $16,129.  Any unpaid principal balance and unpaid accrued interest under the related party note will be due and payable on November 15, 2014. The photovoltaic system was eligible for certain federal grants and state tax credits, which were applied for and collected by the Company and remitted to the creditor as a reduction of principal.

The Company was obligated under a capital equipment lease to BofA secured by substantially all of the brewery equipment and restaurant furniture and fixtures located in Portland, Oregon. The outstanding balance for the capital lease as of June 30, 2011 and December 31, 2010 was $3.9 million and $4.5 million, respectively, with monthly loan payments of $119,020 required through the maturity date of June 30, 2014. The capital lease carried an effective interest rate of 6.56% and was subject to a prepayment penalty equal to a specified percentage multiplied by the amount prepaid which terminated in July 2011. The specified percentage was 1% as of June 30, 2011.  On July 20, 2011, the Company paid off the remaining balance on the capital lease without penalty.

6.	Common Stockholders’ Equity

Stock Plans
The Company maintains several stock incentive plans, including those described below, under which non-qualified stock options, incentive stock options and restricted stock are granted to employees and non-employee directors. The Company issues new shares of common stock upon exercise of stock options. Under the terms of the Company’s stock incentive plans, subject to certain limitations, employees and directors may be granted options to purchase the Company’s common stock at an exercise price equal to the market price on the date the option is granted.

CRAFT BREWERS ALLIANCE, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)

On May 26, 2010, the shareholders approved the 2010 Stock Incentive Plan (the “2010 Plan”), as recommended by the Company’s board of directors.  The 2010 Plan provides for grants of stock options, restricted stock, restricted stock units, performance awards and stock appreciation rights. While incentive stock options may only be granted to employees, awards other than incentive stock options may be granted to employees and directors. The 2010 Plan is administered by the compensation committee of the board of directors (“Compensation Committee”), which determines the grantees, the number of shares of common stock for which options are exercisable and the exercise prices of such options, and the terms and conditions of other equity-based awards under the 2010 Plan. Options granted to the Company’s employees generally vest over a five-year period and remain exercisable until ten years from the date of grant. Up to 750,000 shares of common stock may be issued under the 2010 Plan. As of June 30, 2011, the 2010 Plan had 645,400 shares available for future stock-based awards.

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

With the approval of the 2010 Plan, no further grants of stock options or similar stock awards may be made under either the 2007 Plan or the 2002 Plan, but the provisions of these plans will remain in effect until all outstanding options are terminated or exercised.

Restricted Stock Grant
Beginning with the 2011 Annual Meeting of Shareholders, each non-employee director will receive an annual grant of shares of the Company’s common stock with a fair value equivalent to $25,000 upon election at the Annual Meeting of Shareholders.  On May 25, 2011, the board of directors approved, under the 2010 Plan, an annual grant of 2,700 shares of fully-vested Common Stock to each non-employee director.  On May 26, 2010, the board of directors approved, under the 2007 Plan, an annual grant of 3,000 shares of fully-vested Common Stock to each non-employee director. In conjunction with these stock grants, the Company issued 16,200 and 18,000 shares of Common Stock in 2011 and 2010, respectively. The Company recognized stock-based compensation of $164,000 and $61,000 during the three months ended June 30, 2011 and 2010, respectively, related to these awards.

Stock Option Activity
The Company recognized stock-based compensation associated with its stock option grants of $29,000 and $11,000 for the three months ended June 30, 2011 and 2010, respectively, and $68,000 and $13,000 for the six month periods ended June 30, 2011 and 2010, respectively.  At June 30, 2011, the total unrecognized stock-based compensation associated with unvested option grants was approximately $525,000, which is expected to be recognized over a period of approximately 4.0 years.

Presented below is a summary of the Company’s stock option plan activity:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(per share)	(in thousands)

Outstanding at December 31, 2010	219	$3.14	$931

Granted	45	9.29
Exercised	(4)	3.15

Outstanding at June 30, 2011	260	$4.20	$1,177

Exercisable at June 30, 2011	72	$2.13	$467

CRAFT BREWERS ALLIANCE, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)

A total of 21,100 and 28,600 stock options vested in the three and six month periods ended June 30, 2011, respectively.  No stock options vested during the three month period ended June 30, 2010, and 7,500 stock options vested during the six month period ended June 30, 2010. The total intrinsic value of stock options exercised during the six month periods ended June 30, 2011 and 2010 was $25,000 and $31,000, respectively.

In conjunction with the exercise of stock options under the Company’s stock option plans during the six months ended June 30, 2011 and 2010, the Company issued 4,000 shares and 13,000 shares, respectively, of common stock and received proceeds on exercise totaling $13,000 and $23,000, respectively.

The following table summarizes information for options outstanding and exercisable at June 30, 2011:

			Outstanding			Exercisable
Range of Exercise Prices			Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
			(in thousands)	(per share)	(in years)	(in thousands)	(per share)	(in years)

$1.25	to	$2.00	37	$1.37	6.1	22	$1.46	5.1
$2.01	to	$3.00	126	2.36	7.7	42	2.36	5.4
$3.01	to	$3.15	8	3.15	3.9	8	3.15	3.9
$6.88	to	$6.88	44	6.88	9.4	—	N/A	N/A
$9.28	to	$9.35	45	9.29	9.9	—	N/A	N/A

$1.25	to	$9.35	260	$4.20	8.0	72	$2.13	5.2

N/A - Not applicable

Performance Share Activity
During the second quarter of 2011, the Compensation Committee approved, under the 2010 Plan, the grant of performance shares to selected executives with vesting contingent upon meeting various Company-wide performance goals. The performance goals are tied to target amounts of the Company’s adjusted EBITDA and net sales for the three fiscal years ending December 31, 2013. The awards earned will range from zero to one hundred percent of the targeted number of performance shares for the performance period ending March 31, 2014.  Awards, if earned, will be paid in shares of common stock.  Compensation expense for performance based shares is estimated based on an assessment of the probability that performance goals will be met during the vesting period. We will re-measure the probability of achieving the performance goals during each reporting period. In future reporting periods, if we determine that performance goals are not probable of occurrence, no compensation expense will be recognized and any previously recognized compensation cost would be reversed.

A summary of the activity for performance share awards as of June 30, 2011 and changes during the six month period then ended is presented below:

	Shares	Weighted Average Grant- Date Fair Value
	(in thousands)	(per share)

Nonvested performance shares at December 31, 2010	-	$-

Granted	68	$9.29

Nonvested performance shares at June 30, 2011	68	$9.29

CRAFT BREWERS ALLIANCE, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)

The compensation expense for the Company’s performance share awards totaled $17,000 for the three and six month periods ended June 30, 2011. The value of the performance shares granted in 2011 is being amortized as compensation expense over the service period.

At June 30, 2011, the Company had $551,000 of total unrecognized compensation expense related to performance shares that will be recognized over a period of 2.8 years.

7.	Earnings per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Net income	$8,160	$1,734	$8,176	$1,943

Denominator for basic earnings per share:
Weighted average common shares outstanding	18,829	17,084	18,824	17,079
Dilutive effect of stock options on weighted average common shares	116	47	112	34
Denominator for diluted earnings per share	18,945	17,131	18,936	17,113
Basic and diluted earnings per share	$0.43	$0.10	$0.43	$0.11

The potential common shares excluded from the calculation of diluted earnings per share totaled 61,000 and 105,000 for the three month periods ended June 30, 2011 and 2010, respectively, and 52,000 and 69,000 for the six month periods ended June 30, 2011 and 2010, respectively, because their effect would be anti-dilutive.

8.	Comprehensive Income

The following table sets forth the Company’s comprehensive income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Net income	$8,160	$1,734	$8,176	$1,943
Other comprehensive income (loss):
Unrealized gains (losses) on derivative financial instruments, net of tax	7	(66)	69	(108)
Comprehensive income	$8,167	$1,668	$8,245	$1,835

9.	Merger with KBC

On October 1, 2010, the Company completed its acquisition of KBC and related entities pursuant to an agreement and plan of merger dated July 31, 2010.  The Company acquired all outstanding shares of KBC common stock in exchange for $6.2 million in cash and also issued to the former KBC shareholders 1,667,000 shares of the Company’s common stock.

CRAFT BREWERS ALLIANCE, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(unaudited)

The Company believes that the combined entity is able to secure advantages beyond those that had already been achieved in its long-term strategic relationship with KBC in supporting its brand family of beers. This acquisition increases the breadth and variety of the Company’s brand offerings, creating favorable selling opportunities in a greater number of lucrative markets.

Merger-Related Costs
In connection with the business combination, the Company incurred merger-related expenses, including legal, consulting, accounting and other professional fees, and severance costs.  The Company recognized expenses associated with the KBC Merger during the latter half of 2010, but did not recognize any merger-related expenses in the first six months of 2010.  The Company did not recognize significant merger-related costs during the six months ended June 30, 2011.

The Company estimates that merger-related severance benefits associated with the KBC Merger totaling $92,000 will be paid during the second half of 2011 to affected Kona employees.

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

The unaudited pro forma results of operations data are derived from the consolidated financial statements of the Company and KBC and reflect pro forma adjustments relating to the KBC Merger and associated borrowing that are of a recurring nature consisting of pro forma amortization of intangible assets, primarily non-compete agreements, and pro forma effects of increased excise taxes associated with the loss of the lower rate benefit to KBC as a separate company, and of interest expense on the associated borrowing. Certain nonrecurring expenses assessed by the Company to be directly related to the KBC Merger have been included in the pro forma results presented for the six months ended June 30, 2010.  These nonrecurring expenses are the merger-related expenses of $559,000 and certain incentive compensation costs that were triggered as a result of the KBC Merger totaling $449,000. These pro forma results of operations do not give effect to any cost savings, revenue synergies or restructuring costs which may result from the integration of KBC’s or Kona’s operations.

     Consistent with ASU 2010-29, the unaudited pro forma combined condensed results of operations are presented below as if the KBC Merger had occurred on January 1, 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	Actual Results	Pro forma Results	Actual Results	Pro forma Results
	(in thousands, except per share)
Net sales	$41,496	$35,505	$73,793	$63,001

Gross profit	$13,458	$11,961	$22,686	$21,156

Income before income tax provision	$13,268	$2,813	$13,294	$2,256

Net income	$8,160	$1,707	$8,176	$1,350

Basic and diluted earnings per share	$0.43	$0.09	$0.43	$0.07

10.	Income Taxes

As of June 30, 2011, the Company's deferred tax assets were primarily comprised of federal net operating loss carryforwards ("NOLs") of $7.2 million, or $2.5 million tax-effected; state NOL carryforwards of $136,000 tax-effected; and federal and state alternative minimum tax credit carryforwards of $658,000 tax-effected. In assessing the realizability of its deferred tax assets, the Company considered both positive and negative evidence when measuring the need for a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income during the periods in which those temporary differences become deductible. Among other factors, the Company considered future taxable income generated by the projected differences between financial statement depreciation and tax depreciation.  Based upon the available evidence, the Company believed that it was more likely than not that all of the deferred tax assets would be realized, and therefore no valuation allowance was established at December 31, 2010 and June 30, 2011.

The effective tax rates for the first six months of 2011 and 2010 were affected by the impact of the Company’s non-deductible expenses, primarily meals and entertainment expenses, and state and local taxes.

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	June 30, 2011	December 31, 2010
	(in thousands)
Deferred tax liabilities:
Property, equipment and leasehold improvements	$10,985	$11,462
Intangible assets	6,490	6,539
Equity investments	474	1,093
Other	103	52

Total deferred tax liabilities	18,052	19,146

Deferred tax assets:
Net operating losses and alternative minimum tax credit carryforwards	2,920	8,310
Accrued salaries and severance	833	828
Other	904	822

Total deferred tax assets	4,657	9,960

Net deferred tax liability	$13,395	$9,186

As Presented on the Balance Sheet:
Long-term deferred income tax liability, net	$13,991	$10,118
Current deferred income tax asset, net	596	932

Net deferred tax liability	$13,395	$9,186

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

Overview
Since its formation, the Company has focused its business activities on the brewing, marketing and selling of craft beers in the United States. The Company reported net sales and net income of $41.5 million and $8.2 million, respectively, for the three months ended June 30, 2011, compared with net sales and net income of $37.2 million and $1.7 million, respectively, for the corresponding period in 2010. The Company generated fully-diluted earnings per share of $0.43 on 18.9 million shares for the  second quarter of 2011 compared with $0.10 per share on 17.1 million shares for the corresponding period of 2010. The Company generated an operating profit of $2.8 million during the quarter ended June 30, 2011 compared with $2.9 million during the quarter ended June 30, 2010, reflecting an improved gross margin of 450 basis points offset by an increase in selling, general and administrative expenses for the 2011 period.  Net income increased $6.4 million from $1.7 million in the second quarter of 2010 to $8.2 million in the second quarter of 2011, primarily due to the gain on sale of Fulton Street Brewery, LLC.  The Company’s sales volume (shipments) totaled 191,100 barrels in the second quarter of 2011 as compared with 170,900 barrels in the second quarter of 2010, an increase of 11.8%.

The Company reported net sales and net income of $73.8 million and $8.2 million, respectively, for the first six months ended June 30, 2011, compared with net sales and net income of $64.7 million and $1.9 million, respectively, for the corresponding period in 2010. The Company generated fully-diluted earnings per share of $0.43 on 18.9 million shares for the first six months of 2011 compared with $0.11 per share on 17.1 million shares for the corresponding period of 2010. The Company generated operating profit of $2.7 million during the first six months ended June 30, 2011 compared with $3.5 million during the corresponding period of 2010, reflecting an improved gross margin of 410 basis points offset by an increase in selling, general and administrative expenses for the 2011 period. The Company’s sales volume totaled 339,000 barrels in the first six months of 2011 as compared with 299,600 barrels in the corresponding period of 2010, an increase of 13.2%.

The comparability of the Company’s results for the three and six month periods ended June 30, 2011 relative to the results for the same periods in 2010 is significantly impacted by the merger with Kona Brewing Co., Inc. (“KBC”) and related entities (“KBC Merger”), which closed October 1, 2010 (the “effective date”) and by the sale of the Company’s equity interest in Fulton Street Brewery, LLC (“FSB”) during the second quarter of 2011.

Management believes that the Company, as it is currently constituted, should be able to secure advantages beyond those that have already been achieved in its long-term strategic relationship with KBC in supporting the Kona Brewing brand family of beers with increased financial, marketing and operating capabilities and reaching more consumers in both Hawaii and the U.S. mainland.  The KBC acquisition increases the breadth and variety of the Company’s brand offerings, creating favorable selling opportunities in lucrative markets.

The Company brews its specialty bottled and draft Widmer Brothers-, Redhook- and Kona Brewing-branded beers in its four Company-owned production breweries. The Company brews its beers at a brewery in Portsmouth, New Hampshire (“New Hampshire Brewery”); a brewery located in Portland, Oregon (the “Oregon Brewery”), which is the Company’s largest brewery; a brewery in the Seattle suburb of Woodinville, Washington (“Washington Brewery”); and a brewery located in Kailua-Kona, Hawaii. The Company also owns and operates a small manual style brewery at the Rose Quarter in Portland, Oregon. The Company sells these beers primarily to Anheuser-Busch, Incorporated (“A-B”) and its network of wholesalers pursuant to a Master Distributor Agreement. Redhook- and Widmer Brothers-branded beers are distributed in 49 of the 50 states, and Kona Brewing-branded beers are distributed in more than half of the 50 states.

On May 2, 2011 (the “Closing Date”), the Company, A-B, and Goose Holdings, Inc. (“GHI”) completed the sale of FSB to A-B as contemplated by the equity purchase agreement (the “Purchase Agreement”) dated as of February 18, 2011.  The consideration received by the Company in exchange for its 42 percent interest in FSB was $16.3 million, net of the Company’s share of transaction fees, and consisted of $15.1 million in cash, and $1.3 million placed in escrow to satisfy valid claims, if any, that may be asserted by A-B in connection with breaches of representations and warranties made by GHI and the Company in the Purchase Agreement. The Company also received $350,000 from A-B as reimbursement for legal and professional fees the Company separately incurred in evaluation of the transaction. A copy of the Purchase Agreement was filed as exhibit 2.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

On the Closing Date, in connection with the Company’s sale of its interest in FSB, the Company and A-B modified two agreements that the parties had originally executed in 2004, the Master Distributor Agreement (as amended and restated, the “A-B Distributor Agreement”), and the Exchange and Recapitalization Agreement (as amended and restated, the “Exchange Agreement”).

The Company and A-B modified the A-B Distributor Agreement principally to set the Margin fees (“Margin fees”) to be paid to A-B for all draft or bottled beer sold through A-B or the associated A-B distribution network, except for beer sold in qualifying territories, as defined, from May 1, 2011 (the “Commencement Date”) until December 31, 2018, at $0.25 per case equivalent.  Beer sold through A-B or the associated A-B distribution network in qualifying territories, as defined, until September 30, 2013, will be exempt from Margin fees, and thereafter will be assessed Margin fees at the $0.25 per case equivalent through December 31, 2018. The exemption from Margin fees for beer sold in the qualifying territories is subject to certain conditions, including the Company incurring sales and marketing expenses in the qualifying territories at or above specified amounts. The A-B Distributor Agreement sets Margin fees to be paid to A-B for the renewal period, beginning January 1, 2019 and ending December 31, 2028, at $0.75 per case equivalent, in the event the A-B Distributor Agreement is renewed. The A-B Distributor Agreement no longer provides for the incremental fees that were previously paid to A-B for shipments above the volume of shipments during 2003.

Additional terms of the A-B Distributor Agreement allow the Company, in the event the Company purchases additional beer brands, to elect to use a distribution network other than A-B’s for such brands, and for A-B to provide enhanced selling support for the Company’s brands. A copy of the A-B Distributor Agreement was filed as exhibit 10.2 to the Company’s May 4, 2011 Form 8-K.

The Company estimates that, had the modification to the A-B Distributor Agreement been in place throughout 2010, the increase in 2010 sales revenues resulting from the reduced distribution fees would have been approximately $3.3 million. The amount of increase in sales revenues realized for future periods may differ from this estimate due to the level, timing and geographic distribution of the Company’s shipments to A-B in the future. The loss of the Company’s share of earnings from FSB will partially offset any increase in sales revenues resulting from the reduced distribution fees.  The Company’s share of FSB’s earnings was $696,000 for the year ended December 31, 2010.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Sales	108.1%	106.5%	108.2%	106.6%
Less excise taxes	8.1	6.5	8.2	6.6
Net sales	100.0	100.0	100.0	100.0
Cost of sales	67.6	72.1	69.3	73.3
Gross profit	32.4	27.9	30.7	26.7
Selling, general and administrative expenses	25.7	20.3	27.0	21.3
Operating income (loss)	6.7	7.6	3.7	5.4
Income from equity method investments	0.8	0.9	0.9	0.7
Gain on sale of Fulton Street Brewery, LLC	25.1	—	14.1	—
Interest expense	(0.6)	(1.0)	(0.7)	(1.3)
Interest and other income, net	—	0.2	—	0.2
Income before income taxes	32.0	7.7	18.0	5.0
Income tax provision	12.3	3.0	6.9	2.0
Net income	19.7%	4.7%	11.1%	3.0%

Three months ended June 30, 2011 compared with three months ended June 30, 2010

The following table sets forth, for the periods indicated, a comparison of certain items from the Company’s Consolidated Statements of Income:

	Three Months Ended June 30,
	2011	2010	Increase / (Decrease)	% Change
	(dollars in thousands)

Sales	$44,849	$39,645	$5,204	13.1%
Less excise taxes	3,353	2,406	947	39.4
Net sales	41,496	37,239	4,257	11.4
Cost of sales	28,038	26,841	1,197	4.5
Gross profit	13,458	10,398	3,060	29.4
Selling, general and administrative expenses	10,670	7,545	3,125	41.4
Operating income	2,788	2,853	(65)	(2.3)
Income from equity method investments	335	338	(3)	(0.9)
Gain on sale of Fulton Street Brewery, LLC	10,398	—	10,398	—
Interest expense	(260)	(409)	(149)	(36.4)
Interest and other income, net	7	75	(68)	(90.7)
Income before income taxes	13,268	2,857	10,411	364.4
Income tax provision	5,108	1,123	3,985	354.9
Net income	$8,160	$1,734	$6,426	370.6%

The following table sets forth a comparison of sales revenues for the periods indicated:

	Three Months Ended June 30,
	2011	2010	Increase / (Decrease)	% Change
	(dollars in thousands)
Sales Revenues by Category
A-B and A-B related (1)	$36,598	$32,234	$4,364	13.5%
Pubs and other (2)	6,347	2,975	3,372	113.3
Contract brewing	1,904	695	1,209	174.0
Alternating proprietorship	—	3,741	(3,741)	(100.0)
Total Sales	$44,849	$39,645	$5,204	13.1%

Note 1 - A-B related revenues include fees earned on wholesaler or distibutor sales made via a non-wholesaler.

Note 2 - Other revenues include international sales, sales of promotional merchandise and other.

Gross Sales.  Gross sales increased $5.2 million, or 13.1%, from $39.6 million for the second quarter of 2010 to $44.9 million for the second quarter of 2011 primarily due to an increase in shipments to A-B resulting in increased revenues of $4.4 million and higher selling prices for the Company’s products.  Gross sales were also favorably impacted by a decrease in the per barrel fee associated with sales to A-B, which is netted against revenue.

Revenues from pub and other sales increased by $3.4 million for the second quarter of 2011 primarily due to the addition of the restaurant and pub operations acquired in the KBC Merger.

The increase in contract revenues of $1.2 million was primarily due to an increase in shipments under a third-party contract and the contribution of shipments under a new contract brewing arrangement with FSB.

Prior to the KBC Merger, the Company earned revenue in connection with an alternating proprietorship agreement with Kona, including fees for leasing the Oregon Brewery and sales of raw materials.  After the effective date, any such intercompany activities are eliminated, including the revenues associated with the alternating proprietorship agreement, which represented $3.7 million for the second quarter ended June 30, 2010.

Shipments – Customer.  The following table sets forth a comparison of shipments by customer (in barrels) for the periods indicated:

	Three Months Ended June 30,
	2011 Shipments			2010 Shipments			Increase / (Decrease)	% Change
	Draft	Bottle	Total	Draft	Bottle	Total
	(in barrels)
A-B	57,200	115,800	173,000	60,000	102,500	162,500	10,500	6.5%
Contract brewing	10,600	3,400	14,000	5,900	—	5,900	8,100	137.3
Pubs and other (1)	2,500	1,600	4,100	2,000	500	2,500	1,600	64.0
Total shipped	70,300	120,800	191,100	67,900	103,000	170,900	20,200	11.8%

Note 1 - Other includes international, pubs and other.

Total Company shipments increased 11.8% to 191,100 barrels for the second quarter of 2011 as compared with 170,900 barrels in the corresponding period of 2010, primarily driven by an increase in shipments to A-B of 10,500 barrels, increased shipments under its contract brewing arrangements and increased sales through its pubs and restaurants due to the Hawaiian operations following the KBC Merger. Shipments to A-B for the second quarter of 2011 as compared with the corresponding period one year ago were impacted by the Company’s increased sales and marketing efforts beginning in the fourth quarter of 2010.  The rate of change in depletions, or sales by the wholesalers to retailers, for the Redhook-, Widmer Brothers- and Kona Brewing-branded beers for the second quarter of 2011 increased at a 6.2% rate from the same quarter a year ago, reflecting the increased sales and marketing efforts.

Pricing and Fees.  The average revenue per barrel on shipments of beer through the A-B distribution network for the second quarter of 2011 increased by 3.8% as compared with the average revenue per barrel for the corresponding period of 2010.  The 3.8% increase also included the effect of the mix shift from draft to bottle sales, as the barrel equivalent of bottle sales is priced higher than draft. During the second quarters of 2011 and 2010, the Company sold 90.5% and 95.1%, respectively, of its beer through A-B at wholesale pricing levels. Pricing changes implemented by the Company have generally followed pricing changes initiated by large domestic or import brewing companies. While the Company has implemented modest price increases during the past few years, some of the benefit has been offset by competitive promotions and discounting which was done to increase the visibility of our brands. The Company expects that product pricing will continue to demonstrate modest increases in the near term as tempered by the current competitive climate. The Company’s pricing is expected to follow the general trend in the industry.

In connection with all sales through the A-B Distributor Agreement, the Company pays a Margin fee to A-B (“Margin”). The Margin does not apply to sales under the Company’s contract brewing arrangement or from its retail operations and dock sales. The A-B Distributor Agreement also previously provided for payment of Additional Margin for shipments that exceeded a specified level (together with Margin, “Total Margin”). For the three months ended June 30, 2011 and 2010, the Company recognized expense of $741,000 and $1.6 million, respectively, related to Total Margin associated with sales to A-B. These fees are reflected as a reduction of sales in the Company’s consolidated statements of income.  The decrease in Total Margin is the result of changes to the A-B Distributor Agreement.  The first modification exempts certain product sales from Total Margin effective as of the fourth quarter of 2010. The second modification, effective May 1, 2011, lowered the rate per barrel paid for Margin and eliminated fees associated with Additional Margin.  The Company estimates that had the second modification been effective as of the beginning of the 2011 second quarter, the increase in sales revenues for that quarter would have been approximately $250,000.  The increase in sales revenues realized in future periods may differ from this estimate based on the level, timing and geographic distribution of the Company’s shipments to A-B.

As of June 30, 2011 and December 31, 2010, the net amount due from A-B under all Company agreements with A-B totaled $4.8 million and $3.9 million, respectively. In connection with the sale of beer pursuant to the A-B Distributor Agreement, the Company’s accounts receivable reflect significant balances due from A-B, and the refundable deposits and accrued expenses reflect significant balances due to A-B. Although the Company considers these balances to be due to or from A-B, the final destination of the Company’s products is an A-B wholesaler and payments by the wholesaler are settled through A-B. The Company obtains services from A-B under separate arrangements; balances due to A-B under these arrangements are reflected in accounts payable and accrued expenses.  These amounts are also included in the net amount due from A-B presented above.

Shipments – Brand.  The following table sets forth a comparison of shipments by brand (in barrels) for the periods indicated:

	Three Months Ended June 30,
	2011 Shipments			2010 Shipments			Increase / (Decrease)	% Change
	Draft	Bottle	Total	Draft	Bottle	Total
	(in barrels)
Widmer Brothers	33,200	41,000	74,200	37,400	40,800	78,200	(4,000)	(5.1	) %
Redhook	11,800	37,600	49,400	12,500	34,800	47,300	2,100	4.4
Kona	14,700	38,800	53,500	12,100	27,400	39,500	14,000	35.4
Total shipped (1)	59,700	117,400	177,100	62,000	103,000	165,000	12,100	7.3%

Note 1 - Total shipments by brand exclude shipments produced under the Company's contract brewing arrangements.

Excise Taxes.  Excise taxes for the three months ended June 30, 2011 increased $947,000, or 39.4%, due to a combination of factors, including a) the increase in the Company’s shipments for the second quarter of 2011 as compared with the corresponding quarter of 2010, b) the addition of excise taxes relating to shipments of Kona Brewing-branded beers that were previously recognized by Kona prior to the KBC Merger, and c) the marginal tax rate increase after the KBC Merger as the combined companies are eligible for only a single excise tax exemption.  Also contributing to the increase in excise tax expense for the second quarter of 2011 was the increase in the marginal tax rate for beer produced in Washington state, which became effective in the second half of 2010.

Cost of Sales.  For the second quarter of 2011, cost of sales as a percentage of net sales fell to 67.6% from 72.1% for the corresponding period in 2010, primarily reflecting a) elimination of alternating proprietorship related costs, b) improved utilization of our brewery facilities and c) an increase in net sales prices for the second quarter of 2011.  These factors were partially offset by increased shipping costs as a result of rising fuel prices for the second quarter of 2011 as compared with the same quarter a year ago.  Cost of sales increased $1.2 million, or 4.5%, to $28.0 million in the second quarter of 2011 from $26.8 million in the corresponding quarter of 2010, which was primarily due to the increase in shipments, increased costs associated with the acquired Hawaiian restaurant operations and shipping costs.  These cost increases were partially offset by the absence of costs associated with the alternating proprietorship during the second quarter of 2011 as a result of the KBC Merger.

The Company’s utilization rate improved from 73.6% during the second quarter of 2010 to 84.1% for the second quarter of 2011. Capacity utilization rates are calculated by dividing the Company’s total shipments by the working capacity.  To improve the balance between expected demand and capacity, the Company has executed two contract brewing agreements.  One of the agreements was initiated during the third quarter of 2009, under which shipments are expected to approach 35,000 barrels in 2011, although the third party may designate greater or lesser quantities per the terms of the contract. The second agreement is a three-year contract brewing arrangement with FSB, under which shipments began in the first quarter of 2011. The Company will produce beer in volumes and per specifications as designated by FSB in accordance with the contract terms. The Company anticipates that the volume of this contract may reach 25,000 to 30,000 barrels per year.

Prior to the KBC Merger, cost of sales for 2010 included costs associated with two distinct Kona revenue streams: (i) direct and indirect costs related to the alternating proprietorship arrangements with Kona and (ii) the cost paid to Kona for the Kona Brewing-branded finished goods that are marketed and sold by the Company to wholesalers through the A-B Distributor Agreement. After the effective date, the Company discontinued recognizing the costs related to these activities as they pertain to Kona.

Inventories acquired pursuant to the merger with Widmer Brothers Brewing Company (“WBBC”) were recorded at their estimated fair values as of July 1, 2008, resulting in an increase over the cost at which these inventories were stated on the June 30, 2008 WBBC balance sheet (the “Step Up Adjustment”). Substantially all such costs associated with the Step Up Adjustment had been recognized as of December 31, 2010.  As of June 30, 2011, all such costs associated with the Step Up Adjustment had been recognized.  During the three months ended June 30, 2010, approximately $58,000 of the Step Up Adjustment was expensed to cost of sales in connection with normal production and sales for the quarter.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2011 increased $3.1 million, or 41.4%, to $10.7 million from $7.6 million for the same period in 2010. The increase in SG&A for the second quarter of 2011 was primarily due to a) an increase in sales and marketing costs, principally packaging design and development, promotions and sponsorship activity, point of sale and related trade merchandise, increased costs associated with a larger sales force during the second quarter of 2011 as compared with the quarter a year ago, and b) the administrative costs associated with the acquired Hawaiian operations.

The Company incurs costs for the promotion of its products through a variety of advertising programs with its wholesalers and downstream retailers. These costs are included in SG&A expenses and frequently involve the local wholesaler sharing in the cost of the program. Reimbursements from wholesalers for advertising and promotion activities are recorded as a reduction to SG&A expenses in the Company’s statements of income. Reimbursements for pricing discounts to wholesalers are recorded as a reduction to sales. The wholesalers’ contribution toward these activities was an immaterial percentage of net sales for the 2011 second quarter. Depending on the industry and market conditions, the Company may adjust its advertising and promotional efforts in a wholesaler’s market if a change occurs in a cost-sharing arrangement. The timing of these efforts may also be adjusted due to opportunities available to the Company over the course of the fiscal year; however, the Company anticipates that its expenditures associated with its sales and marketing efforts for most periods in 2011 will be significantly greater than its expenditures for SG&A in the corresponding periods of 2010.

Income from Equity Method Investments. For the three months ended June 30, 2011 and 2010, the Company’s share of FSB’s net income totaled $335,000 and $332,000, respectively. For the three months ended June 30, 2010 the Company’s share of Kona’s net income totaled $6,000; however, as of October 1, 2010, with the completion of the KBC Merger, the Company discontinued recognizing earnings on an equity basis for Kona.

With the sale of the Company’s investment in FSB to A-B, which closed on May 2, 2011, the Company no longer holds an interest in FSB. As such, the Company has ceased recognizing income for equity method investments after the second quarter of 2011.

Gain on sale of FSB.  For the three months ended June 30, 2011, the Company’s pre-tax gain on sale of FSB totaled $10.4 million. The gain was the result of proceeds of $16.3 million less the investment in FSB of $5.9 million.

Interest Expense.  Interest expense decreased $149,000 to $260,000 in the second quarter of 2011 from $409,000 in the second quarter of 2010 due to the effect of the expiration of the non-qualifying interest rate swap in the fourth quarter of 2010 and to a lower average interest rate on borrowings under the credit agreement and decreased average outstanding borrowings.  The reduction in interest rate on the Company’s borrowings was due to the modifications the Company negotiated with its primary lender in the latter part of 2010 as a result of its improved financial condition. The decrease in average outstanding borrowings was primarily the result of using the proceeds from the sale of FSB to repay the Company’s line of credit.

The Company maintained average outstanding debt for the second quarter of 2010 at $23.9 million.  During the second quarter of 2011, the Company utilized a portion of the proceeds from the sale of FSB to pay down a significant portion of its debt resulting in average outstanding debt of $23.7 million.

Income Taxes.  The Company’s provision for income taxes was $5.1 million and $1.1 million for the three months ended June 30, 2011 and 2010, respectively. The tax provision for the second quarters of 2011 and 2010 varied from the statutory tax rate due largely to the impact  of the Company’s non-deductible expenses, primarily meals and entertainment expenses, and state and local taxes.

Six months ended June 30, 2011 compared with six months ended June 30, 2010

The following table sets forth, for the periods indicated, a comparison of certain items from the Company’s Consolidated Statements of Income:

	Six Months Ended June 30,
	2011	2010	Increase / (Decrease)	% Change
	(dollars in thousands)

Sales	$79,809	$68,967	$10,842	15.7%
Less excise taxes	6,016	4,276	1,740	40.7
Net sales	73,793	64,691	9,102	14.1
Cost of sales	51,107	47,446	3,661	7.7
Gross profit	22,686	17,245	5,441	31.6
Selling, general and administrative expenses	19,959	13,750	6,209	45.2
Operating income	2,727	3,495	(768)	22.0
Income from equity method investments	691	423	268	63.4
Gain on sale of Fulton Street Brewery, LLC	10,398	—	10,398	—
Interest expense	(542)	(808)	(266)	(32.9)
Interest and other income, net	20	128	(108)	(84.4)
Income before income taxes	13,294	3,238	10,056	310.6
Income tax provision	5,118	1,295	3,823	295.2
Net income	$8,176	$1,943	$6,233	320.8%

The following table sets forth a comparison of sales revenues for the periods indicated:

	Six Months Ended June 30,		Increase / (Decrease)
	2011	2010		% Change
	(dollars in thousands)

Sales Revenues by Category
A-B and A-B related (1)	$65,045	$56,334	$8,711	15.5%
Pubs and other (2)	11,760	5,522	6,238	113.0
Contract brewing	3,004	1,110	1,894	170.6
Alternating proprietorship	—	6,001	(6,001)	(100.0)
Total Sales	$79,809	$68,967	$10,842	15.7%
________________________

Note 1 - A-B related revenues include fees earned on wholesaler or distibutor sales made via a non-wholesaler.

Note 2 - Other revenues include international sales, sales of promotional merchandise and other.

Gross Sales.  Gross sales increased $10.8 million, or 15.7%, from $69.0 million for the first six months of 2010 to $79.8 million for the corresponding period in 2011. The primary factor contributing to the increase in sales revenues for the six month period ended June 30, 2011 was the increase in sales to A-B and A-B related revenues of $8.7 million due to an increase in shipments to A-B and an increase in the net selling price for the Company’s products.  Gross sales also saw an increase due to a decrease in the per barrel fee associated with sales to A-B.

Revenues from pub and other sales increased by $6.2 million for the first six months of 2011 primarily due to the addition of the restaurant and pub operations acquired in the KBC Merger.

The increase in contract revenues of $1.9 million was primarily due to an increase in shipments under a third-party contract and the contribution of shipments under the contract brewing arrangement with FSB.

Prior to the KBC Merger, the Company earned revenue in connection with an alternating proprietorship agreement with Kona, including fees for leasing the Oregon Brewery and sales of raw materials.  After the effective date, any such intercompany activities are eliminated, including the revenues associated with the alternating proprietorship agreement, which represented $6.0 million for the six month period ended June 30, 2010.

Shipments – Customer.  The following table sets forth a comparison of shipments by customer (in barrels) for the periods indicated:

	Six Months Ended June 30,
	2011 - Shipments			2010 - Shipments			Increase / (Decrease)
	Draft	Bottle	Total	Draft	Bottle	Total		% Change
	(in barrels)
A-B	109,500	200,400	309,900	109,900	174,900	284,800	25,100	8.8%
Contract brewing	18,400	3,900	22,300	10,700	—	10,700	11,600	108.4
Pubs and other (1)	4,500	2,300	6,800	3,300	800	4,100	2,700	65.9
Total shipped	132,400	206,600	339,000	123,900	175,700	299,600	39,400	13.2%
_________________________

Note 1 - Other includes international, non-wholesalers, pubs and other.

Total Company shipments increased 13.2% to 339,000 barrels for the six month period ended June 30, 2011 as compared with 299,600 barrels in the corresponding period of 2010, primarily driven by an increase in shipments to A-B of 25,100 barrels, increased shipments under its contract brewing arrangements and increased sales through its pubs and restaurants due to the Hawaiian operations following the KBC Merger. Shipments to A-B for the six months ended June 30, 2011 as compared with the corresponding period one year ago were impacted by the Company’s increased sales and marketing efforts beginning in the fourth quarter of 2010.  The rate of change in depletions, or sales by the wholesalers to retailers, for the Redhook-, Widmer Brothers- and Kona Brewing-branded beers for the six months ended June 30, 2011 increased at a 6.7% rate from the same period a year ago, reflecting the increased sales and marketing efforts.

Pricing and Fees.  The average revenue per barrel on shipments of beer through the A-B distribution network for the  first six months of 2011 increased by 3.8% as compared with the average revenue per barrel for the corresponding period of 2010.  The 3.8% increase also included the effect of the mix shift from draft to bottle sales, where the barrel equivalent of bottle sales is priced higher than draft. During the six month periods ended June 30, 2011 and 2010, the Company sold 91.4% and 95.1%, respectively, of its beer through A-B at wholesale pricing levels.

For the six months ended June 30, 2011 and 2010, the Company recognized expense of $1.9 million and $3.0 million, respectively, related to Total Margin associated with sales to A-B. These fees are reflected as a reduction of sales in the Company’s consolidated statements of income.

The Company estimates that, if the second modification to the A-B Distributor Agreement discussed above had been in place as of January 1, 2011, the increase in sales revenues would have been approximately $1.0 million for the first six months of 2011.

Shipments – Brand.  The following table sets forth a comparison of shipments by brand (in barrels) for the periods indicated:

	Six Months Ended June 30,
	2011 - Shipments			2010 - Shipments			Increase / (Decrease)
	Draft	Bottle	Total	Draft	Bottle	Total		% Change
	(in barrels)

Widmer brand	63,800	72,800	136,600	68,000	71,400	139,400	(2,800)	(2.0	) %
Redhook brand	22,600	66,900	89,500	23,500	61,800	85,300	4,200	4.9
Kona brand	27,600	63,000	90,600	21,700	42,500	64,200	26,400	41.1
Total shipped (1)	114,000	202,700	316,700	113,200	175,700	288,900	27,800	9.6%
_____________________
Note 1 - Total shipments by brand exclude shipments produced under the Company's contract brewing arrangement.

Excise Taxes.  Excise taxes for the six months ended June 30, 2011 increased $1.7 million, or 40.7%, due to a combination of factors, including a) the increase in the Company’s shipments for the first six months of 2011 as compared with the corresponding period of 2010, b) the addition of excise taxes relating to shipments of Kona Brewing-branded beers that were previously recognized by Kona prior to the KBC Merger, and c) the marginal tax rate increase after the KBC Merger as the combined companies are eligible for only a single excise tax exemption.  Also contributing to the increase in excise tax expense for the six months ended June 30, 2011 was the increase in the marginal tax rate for beer produced in Washington state, which became effective in the second half of 2010.

Cost of Sales.  For the six month period ended June, 30 2011, cost of sales as a percentage of net sales fell to 69.3% from 73.3% for the corresponding period in 2010, primarily reflecting a) elimination of alternating proprietorship related cost, b) improved brewery utilization and c) an increase in net sales prices for the first six months of 2011.  These factors were partially offset by increased shipping costs as a result of rising fuel prices for the six months ended June 30, 2011 as compared with the same period a year ago.  Cost of sales increased $3.7 million, or 7.7%, to $51.1 million in the first six months of 2011 from $47.4 million in the corresponding period of 2010, which was primarily due to the increase in shipments, increased costs associated with the acquired Hawaiian restaurant operations and shipping costs.  These cost increases were partially offset by the absence of costs associated with the alternating proprietorship during the six months ended June 30, 2011 as a result of the KBC Merger.

The Company’s utilization rate improved from 64.5% during the first six months of 2010 to 74.6% for the same period in 2011.

Inventories acquired pursuant to the merger with WBBC were recorded at their estimated fair values as of July 1, 2008, resulting in an increase over the cost at which these inventories were stated on the June 30, 2008 WBBC balance sheet.  As of June 30, 2011, all such costs associated with the Step Up Adjustment had been recognized.  During the six months ended June 30, 2010, approximately $203,000 of the Step Up Adjustment was expensed to cost of sales in connection with normal production and sales for the quarter.

Selling, General and Administrative Expenses.  SG&A expenses for the six months ended June 30, 2011 increased $6.2 million, or 45.2%, to $20.0 million from expenses of $13.8 million for the same period in 2010. The increase in SG&A for the six month period ended June 30, 2011 was primarily due to a) an increase in sales and marketing costs, principally packaging design and development, promotions and sponsorship activity, point of sale and related trade merchandise, increased costs associated with a larger sales force during the first six months of 2011 as compared with the same period a year ago, and b) the administrative costs associated with the acquired Hawaiian operations.

Income from Equity Method Investments. For the six months ended June 30, 2011 and 2010, the Company’s share of FSB’s net income totaled $691,000 and $378,000, respectively. For the six months ended June 30, 2010 the Company’s share of Kona’s net income totaled $45,000; however, as of October 1, 2010, with the completion of the KBC Merger, the Company discontinued recognizing earnings on an equity basis for Kona.

With the sale of the Company’s investment in FSB to A-B, which closed on May 2, 2011, the Company no longer holds an interest in FSB. As such, the Company has ceased recognizing income for equity investments after the second quarter of 2011.

Gain on sale of FSB.  For the six months ended June 30, 2011, the Company’s pre-tax gain on sale of FSB totaled $10.4 million. The gain was the result of proceeds of $16.3 million less the investment in FSB of $5.9 million.

Interest Expense.  Interest expense decreased $266,000 to $542,000 in the first six months of 2011 from $808,000 in the same period in 2010 due to the effect of expiration of the non-qualifying interest rate swap in the fourth quarter of 2010, lower average interest rate on borrowings under the credit agreement, and relatively flat average outstanding borrowings.

The Company maintained average outstanding debt for the six month period ended June 30, 2010 at $24.9 million, compared to $25.5 million for the first six months of 2011.  Following the sale of FSB, the Company reduced its debt level to $18.3 million at June 30, 2011.

Income Taxes.  The Company’s provision for income taxes was $5.1 million and $1.3 million for the six month periods ended June 30, 2011 and 2010, respectively. The tax provision for the first six months of 2011 and 2010 varied from the statutory tax rate due largely to the impact  of the Company’s non-deductible expenses, primarily meals and entertainment expenses, and state and local taxes.

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

The Company had $6.5 million and $164,000 of cash and cash equivalents at June 30, 2011 and December 31, 2010, respectively. At June 30, 2011, the Company had a working capital surplus totaling $4.4 million, an $8.8 million improvement from the Company’s working capital position at December 31, 2010. The Company's debt as a percentage of total capitalization (total debt and common stockholders' equity) was 15.2% and 22.4% at June 30, 2011 and December 31, 2010, respectively. Cash provided by operating activities totaled $3.6 million and $6.8 million for the six months ended June 30, 2011 and 2010, respectively.

Capital expenditures for the first six months of 2011 were $3.7 million compared with $1.1 million for the corresponding period in 2010. Major projects in 2011 have included the purchase or retrofitting of equipment to upgrade the Company’s breweries and the planning and design of a Company-wide supply chain management system.  The capital expenditures for the six month period ended June 30, 2010 were primarily for maintenance projects and continuation of certain projects carried over from the prior year.

As of June 30, 2011, the Company’s available liquidity was $28.3 million, comprised of accessible cash and cash equivalents and further borrowing capacity. With the May 2, 2011 receipt of $15.3 million in cash, which represented the Company’s share of the cash proceeds of the Purchase Consideration from the sale of its equity interest in FSB to A-B and reimbursement of certain transaction fees, the Company repaid the outstanding borrowings under its revolving line of credit. The Company anticipates that an additional $1.3 million, which was placed in escrow at May 2, 2011, will be released to the Company in three payments ratably, every six months following the Closing Date, subject to indemnification claims, as applicable. The Company anticipates that it will be able to generate sufficient liquidity for the 2011 fiscal year between the proceeds from the sale of the equity interest in FSB, its operating cash flows and its available borrowing capacity to fund its capital expenditures at necessary levels. The Company’s 2011 capital expenditures are planned to include investments  in brewing and other production areas, primarily associated with the new contract brewing arrangement with FSB, quality assurance, information technology equipment, and to enhance and target its brand offerings.  Certain of these expenditures began in the fourth quarter of 2010, and are expected to continue throughout the remainder of the 2011 fiscal year, during which the Company expects to spend a total of approximately $2.5 million to $3.5 million for these capital projects.

The Company previously had a capital equipment lease obligation to BofA secured by substantially all of the brewery equipment and restaurant furniture and fixtures located in Portland, Oregon.  On July 20, 2011, the Company paid off the remaining balance on the capital lease without penalty.

Since June 2008, the Company has maintained a loan agreement (as amended, the “Loan Agreement”) with Bank of America, N.A. (“BofA”), which is presently comprised of a $22.0 million revolving line of credit (“Line of Credit”), including provisions for cash borrowings and up to $2.5 million notional amount of letters of credit, and a $13.5 million term loan (“Term Loan”). The Company may draw upon the Line of Credit for working capital and general corporate purposes. At June 30, 2011, the Company had no borrowings outstanding under the Line of Credit.  As of June 30, 2011, the Company was in compliance with the financial covenants associated with the Loan Agreement.

Under the Loan Agreement, the Company may select either the London Inter-Bank Offered Rate (“LIBOR”) or the Inter-Bank Offered Rate (“IBOR”) (each, a “Benchmark Rate”) as the basis for calculating interest on the outstanding principal balance of the Line of Credit. Interest accrues at an annual rate equal to the Benchmark Rate plus a marginal rate. The Company may select different Benchmark Rates for different tranches of its borrowings under the Line of Credit. The marginal rate varies from 1.00% to 2.25% based on the ratio of the Company’s funded debt ratio.  LIBOR rates may be selected for one, two, three, or six month periods, and IBOR rates may be selected for no shorter than 14 days and no longer than six months. Accrued interest for the Line of Credit is due and payable monthly.

Under the Loan Agreement a quarterly fee on the unused portion of the Line of Credit, including the undrawn amount of the related standby letter of credit, varies from 0.15% to 0.30% based upon the Company’s funded debt ratio. At June 30, 2011, the quarterly fee was 0.15%.  An annual fee is payable in advance on the notional amount of each standby letter of credit issued and outstanding multiplied by an applicable rate ranging from 1.00% to 2.00%.

Trend
During the six months ended June 30, 2011, the Company has experienced an $8.8 million improvement in working capital, due in large part to the proceeds on sale of FSB and the Company’s generation of $3.6 million in cash flows from operating activities adjusted for non-cash activities, partially offset by $8.8 million in principal payments and $3.7 million in capital expenditures. On May 2, 2011, the Company received cash proceeds and reimbursement of expenses from A-B totaling $15.3 million, which it used to pay down all outstanding borrowings under its Line of Credit.

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

Equity Method Investments.  On May 2, 2011, the Company sold its interest in FSB in exchange for its share of the consideration specified in the Purchase Agreement.  This was the Company’s sole equity method investment as of December 31, 2010, and with the sale to A-B, the Company no longer holds an equity method investment after May 2, 2011. Therefore, it is unlikely that the Company will recognize any income associated with equity method investments for the remainder of fiscal year 2011.

Recent Accounting Pronouncements
See Item 1, Notes to Financial Statements, Note 1 “– Recent Accounting Pronouncements” for discussion of recent changes to the FASB Accounting Standards Codification (“ASC”) and the impact of those changes on the Company’s financial statements.

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

Changes in Internal Control Over Financial Reporting
During the second quarter of 2011, no changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by Exchange Act Rule 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6.  Exhibits

The following exhibits are filed as part of this report.
10.1*	Form of Performance Award Agreement for the 2010 Stock Incentive Plan
10.2	Letter of Agreement between the Registrant and Andrew J. Thomas dated June 1, 2011
10.3	Stock Appreciation Right Agreement between the Registrant and Andrew J. Thomas dated October 12, 2010
10.4	Stock Appreciation Right Agreement between the Registrant and Andrew J. Thomas dated January 1, 2011
31.1	Certification of Chief Executive Officer of Craft Brewers Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer of Craft Brewers Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
99.1	Press Release dated August 15, 2011
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*
Confidential treatment has been requested with respect to portions of this exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAFT BREWERS ALLIANCE, INC.

August 15, 2011	BY:	/s/ Joseph K. O’Brien
Joseph K. O’Brien
Controller and Chief Accounting Officer