Form 10-Q
period 2011-09-30
CRAFT BREWERS ALLIANCE, INC.
filed 2011-11-14
CIK 892222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (See the definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). Check one:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of November 9, 2011 was 18,844,817.

CRAFT BREWERS ALLIANCE, INC.

Index

PART I .
Item 1.      Financial Statements

CRAFT BREWERS ALLIANCE, INC.
CONSOLIDATED BALANCE SHEETS
 (unaudited)

	September 30, 2011	December 31, 2010

Assets
Current assets:
Cash and cash equivalents	$618	$164
Accounts receivable, net of allowances of $25 and $25	12,670	10,514
Inventories	10,128	8,729
Deferred income tax asset, net	704	932
Other current assets	2,494	3,233
Total current assets	26,614	23,572

Property, equipment and leasehold improvements, net of accumulated depreciation and amortization of $55,478 and $50,408	100,597	98,778
Equity method investment in Fulton Street Brewery, LLC	-	5,240
Goodwill	12,917	12,917
Intangible and other assets, net of accumulated amortization of $1,029 and $1,290	18,330	17,759
Total assets	$158,458	$158,266

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$11,866	$13,825
Accrued salaries, wages and payroll taxes	3,909	4,053
Refundable deposits	7,342	6,291
Other accrued expenses	1,304	1,378
Current portion of long-term debt and capital lease obligations	585	2,460
Total current liabilities	25,006	28,007

Long-term debt and capital lease obligations, net of current portion	13,371	24,675
Fair value of derivative financial instruments	675	849
Deferred income tax liability, net	14,862	10,118
Other liabilities	464	421
Total liabilities	54,378	64,070

Commitments and contingencies

Common shareholders' equity:
Common stock, $0.005 par value. Authorized 50,000,000 shares; issued and outstanding 18,844,817 and 18,819,053	94	94
Additional paid-in capital	134,970	134,601
Accumulated other comprehensive loss	(420)	(528)
Accumulated deficit	(30,564)	(39,971)
Total common shareholders' equity	104,080	94,196
Total liabilities and common shareholders' equity	$158,458	$158,266

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREWERS ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010

Sales	$43,633	$39,097	$123,442	$108,064
Less excise taxes	3,156	2,379	9,172	6,655
Net sales	40,477	36,718	114,270	101,409
Cost of sales	27,762	28,090	78,869	75,536
Gross profit	12,715	8,628	35,401	25,873
Selling, general and administrative expenses	10,530	7,717	30,489	21,467
Merger related expenses	-	353	-	353
Operating income	2,185	558	4,912	4,053
Income from equity method investments	-	263	691	686
Gain on sale of Fulton Street Brewery, LLC	-	-	10,398	-
Interest expense	(205)	(357)	(747)	(1,165)
Interest and other income, net	22	75	42	203
Income before income taxes	2,002	539	15,296	3,777
Income tax provision	771	163	5,889	1,458
Net income	$1,231	$376	$9,407	$2,319

Basic and diluted net income per share	$0.07	$0.02	$0.50	$0.14

Shares used in basic per share calculations	18,843	17,119	18,831	17,093

Shares used in diluted per share calculations	18,935	17,232	18,936	17,153

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREWERS ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended September 30,
	2011	2010

Cash flows from operating activities:
Net income	$9,407	$2,319
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,375	5,230
Income from equity method investments, net of distributions received	(691)	(686)
Gain on sale of Fulton Street Brewery, LLC	(10,398)	-
Deferred income taxes	4,905	1,400
Stock-based compensation	337	85
Other	(3)	(89)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,320)	(1,918)
Inventories, net	(1,441)	204
Other current assets	739	1,743
Other assets	(382)	25
Accounts payable and other accrued expenses	(2,024)	1,978
Accrued salaries, wages and payroll taxes	(144)	(1,440)
Refundable deposits	637	(99)
Net cash provided by operating activities	4,997	8,752

Cash flows from investing activities:
Expenditures for property, equipment and leasehold improvements	(6,637)	(1,611)
Proceeds from sale of property, equipment and leasehold improvements	101	102
Proceeds from the sale of Fulton Street Brewery, LLC	15,075	-
Other	-	195
Net cash provided by (used in) investing activities	8,539	(1,314)

Cash flows from financing activities:
Principal payments on debt and capital lease obligations	(5,605)	(1,102)
Net repayments under revolving line of credit	(7,500)	(6,400)
Proceeds from issuances of common stock	23	116
Debt issuance costs	-	(50)
Net cash used in financing activities	(13,082)	(7,436)

Increase in cash and cash equivalents	454	2

Cash and cash equivalents:
Beginning of period	164	11
End of period	$618	$13

Supplemental disclosure of cash flow information:
Cash paid for interest	$835	$1,258
Cash paid for income taxes	473	210

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREWERS ALLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.         Basis of Presentation

General
The accompanying financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Annual Report”). These consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements are unaudited but, in the opinion of management, reflect all material adjustments necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods presented. All such adjustments were of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results of operations for the full year.

Reclassifications
Certain amounts in the prior periods’ Consolidated Financial Statements have been reclassified to conform to the current period’s presentation.

Note 2.         Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income.” This new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for interim and annual periods beginning after December 15, 2011 and early adoption is permitted. This guidance affects presentation only and will have no effect on our financial condition, results of operations or cash flows.

In May 2011, the FASB amended ASC 820, “Fair Value Measurements.” This amendment is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. This guidance clarifies the application of existing fair value measurements and disclosures, and changes certain principles or requirements for fair value measurements and disclosures. The updated guidance is effective on a prospective basis for financial statements issued for interim and annual periods beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment.” ASU 2011-08 simplifies the goodwill impairment assessment by permitting a company to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If the conclusion is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the company would be required to conduct the current two-step goodwill impairment test. Otherwise, it would not need to apply the two-step test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. We do not expect the adoption of ASU 2011-08 to have a material impact on our financial position, results of operations, or cash flows.

Index

Note 3.         Inventories

Inventories, except for pub food, beverages and supplies, are stated at the lower of standard cost or market. Pub food, beverages and supplies are stated at the lower of cost or market.

We regularly review our inventories for the presence of obsolete product attributed to age, seasonality and quality. If our review indicates a reduction in utility below the product’s carrying value, we reduce the product to a  new cost basis. We record the cost of inventory for which we estimate we have more than a twelve-month supply as a component of Intangible and other assets on our Consolidated Balance Sheets.

Inventories consisted of the following (in thousands):

	September 30, 2011	December 31 2010
Raw materials	$1,759	$2,870
Work in process	3,126	2,244
Finished goods	3,556	1,933
Packaging materials	498	343
Promotional merchandise	1,005	1,184
Pub food, beverages and supplies	184	155
	$10,128	$8,729

Inventories included in Intangible and other assets	$666	$285

Work in process is beer held in fermentation tanks prior to the filtration and packaging process.

Note 4.         Equity Method Investments

Fulton Street Brewery, LLC (“FSB”)
On May 2, 2011 (the “Closing Date”), we, Anheuser-Busch, Incorporated (“A-B”) and Goose Holdings, Inc. (“GHI”) completed the transaction contemplated by the equity purchase agreement (the “Purchase Agreement”), pursuant to which we and GHI (collectively, the “Sellers”) sold all of the equity in FSB to A-B. The aggregate consideration paid by A-B was $38.9 million (“Purchase Consideration”), net of transaction fees paid by A-B on the Sellers’ behalf, and was determined by arm’s length negotiations among the parties.

Our share of the Purchase Consideration in exchange for our 42% interest in FSB was $16.3 million, net of our share of transaction fees paid by A-B on the Sellers’ behalf, and consisted of $15.1 million received in cash and $1.2 million placed in escrow. The escrow balance is to satisfy valid claims, if any, that may be asserted by A-B in connection with breaches of representations and warranties made by the Sellers in the Purchase Agreement. Of the $1.2 million escrow balance, $0.8 million was included in Accounts receivable and $0.4 million was included in Intangible and other assets on our Consolidated Balance Sheets at September 30, 2011. The escrow balance will be released to us in three equal payments, every six months, beginning six months following the Closing Date, subject to indemnification claims, as applicable. We also received reimbursement from A-B for legal and professional fees we incurred in evaluation of the transaction. In the second quarter of 2011, we recorded a gain of $10.4 million associated with the sale of our equity interest in FSB.

We recognized $691,000 in 2011 for our share of FSB’s earnings through the Closing Date. For the three and nine month periods ended September 30, 2010, our share of FSB’s net income totaled $163,000 and $541,000, respectively. The book value of our equity investment in FSB was $5.9 million as of the Closing Date and $5.2 million at December 31, 2010.

Index

At September 30, 2011, we had net outstanding receivables due from FSB of $770,000 primarily related to contract brewing. At December 31, 2010, we had recorded a payable to FSB of $3.3 million  primarily for amounts owing for purchases of Goose Island-branded product prior to the sale of FSB. As of September 30, 2011, this amount had been fully paid.

See also Note 5 for information regarding additional transactions with A-B.

Kona Brewery, LLC (“Kona”)
As a result of the closing of the merger with Kona Brewing Co., Inc. (the “KBC Merger”) on October 1, 2010, Kona became a wholly owned subsidiary and, accordingly, Kona’s results of operations are included in our consolidated results of operations from that date. For the three and nine-month periods ended September 30, 2010, our share of Kona’s net income was $100,000 and $145,000, respectively.

Unaudited pro forma results of operations information as if the KBC Merger had occurred on January 1, 2010 is as follows (in thousands, except per share amounts):

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Net sales	$34,795	$97,796
Gross profit	10,974	32,130
Income before income taxes	284	2,540
Net income	353	1,703
Basic and diluted net income per share	0.02	0.09

Note 5.         Related Party Transactions

Note Payable
In connection with the KBC Merger as discussed in Note 4 above, we assumed an obligation for a promissory note payable (“Related Party Note”) to a counterparty that was a significant Kona shareholder and remains a shareholder of Craft Brewers Alliance, Inc. The Related Party Note is secured by the equipment comprising a photovoltaic cell generation system (“photovoltaic system”) installed at our brewery located in Kailua-Kona, Hawaii. The balance of the related party note payable as of September 30, 2011 and December 31, 2010 was $561,000 and $1.4 million, respectively.

Modifications to A-B Agreements
In connection with the sale of our interest in FSB, we modified two agreements with A-B originally executed in 2004: the Master Distributor Agreement (as amended and restated, the “A-B Distributor Agreement”), which was amended primarily to lower our margin fees (“Margin Fees”) to be paid to A-B; and the Exchange and Recapitalization Agreement (as amended and restated, the “Exchange Agreement”).

The modifications to the A-B Distributor Agreement reduced the Margin Fees to be paid to A-B for all draft or bottled beer sold through A-B or the associated A-B distribution network, except for beer sold in qualifying territories, as defined, from May 1, 2011 (the “Commencement Date”) until December 31, 2018, to $0.25 per case equivalent from $0.74 per case equivalent. Beer sold through A-B or the associated A-B distribution network in qualifying territories, as defined, will be exempt from Margin Fees until September 30, 2013, and thereafter will be assessed Margin Fees at the $0.25 per case equivalent through December 31, 2018. The exemption from Margin Fees for beer sold in the qualifying territories is subject to certain conditions, including incurring sales and marketing expenses in the qualifying territories at or above specified amounts. In the event the A-B Distributor Agreement is renewed beyond December 31, 2018, the A-B Distributor Agreement sets Margin Fees to be paid to A-B for the period beginning January 1, 2019 and ending December 31, 2028, at $0.75 per case equivalent. The A-B Distributor Agreement no longer provides for the incremental fees that were previously paid to A-B for shipments above the volume of shipments during 2003.

Additional terms of the A-B Distributor Agreement allow us, in the event we purchase additional beer brands, to distribute those brands outside of the A-B Distributor Agreement while still utilizing the distribution network.

Index

We estimate that, had the modification to the A-B Distributor Agreement been in place throughout 2010, the increase in 2010 sales resulting from the reduced distribution fees would have been approximately $3.3 million. The amount of increase in sales realized for future periods may differ from this estimate due to the level, timing and geographic distribution of our shipments to A-B.

Other Transactions with A-B
Other transactions with A-B consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Gross sales to A-B	$35,072	$32,525	$102,019	$91,838
Margin fee paid to A-B, classified as a reduction of Sales	496	1,605	2,398	4,584
Royalties and other fees paid to A-B, classified in Cost of sales	105	145	379	471
Amounts received from A-B for lost keg fees and forfeited deposits, included as a reduction of Property, equipment and leasehold improvements, net	120	83	240	226

Amounts due to or from A-B were as follows (in thousands):

	September 30, 2011	December 31 2010
Amounts due from A-B related to beer sales pursuant to the A-B Distributor Agreement	$7,348	$6,920
Refundable deposits due to A-B	(1,163)	(828)
Amounts due to A-B for services rendered	(2,614)	(2,185)
Net amount due from A-B	$3,571	$3,907

See also Note 4.

Note 6.         Other Intangible Assets

Other Intangible Assets
Other intangible assets and the related accumulated amortization were as follows (in thousands):

	Amortization Period	September 30, 2011	December 31, 2010
Trademarks and other	5 years to Indefinite	$14,681	$14,681
Accumulated amortization		(219)	(209)
		14,462	14,472

Distributor agreements	15 years	2,200	2,200
Accumulated amortization		(477)	(367)
		1,723	1,833

Recipes	Indefinite	700	700

Non-compete agreements	3-5 years	540	540
Accumulated amortization		(188)	(105)
		352	435

Favorable contracts	3-5 years	153	643
Accumulated amortization		(145)	(609)
		8	34

Total		$17,245	$17,474

Index

Amortization expense was as follows (in thousands):

	Nine Months Ended September 30,
	2011	2010
Trademarks and other	$10	$2
Distributor agreements	110	110
Non-compete agreements	83	25
Favorable contracts	26	93
	$229	$230

Note 7.         Derivative Financial Instruments

Interest Rate Swap Contracts
Our risk management objectives are to ensure that business and financial exposures to risk that have been identified and measured are minimized using the most effective and efficient methods to reduce, transfer and, when possible, eliminate such exposures. Operating decisions contemplate associated risks and management strives to structure proposed transactions to avoid or reduce risk whenever possible.

We have assessed our vulnerability to certain business and financial risks, including interest rate risk associated with our variable-rate long-term debt. To mitigate this risk, we entered into a five-year interest rate swap contract with Bank of America, N.A. (“BofA”) with a total notional value of $9.3 million as of September 30, 2011 to hedge the variability of interest payments associated with our variable-rate borrowings under our term loan with BofA (“Term Loan”). Through this swap agreement, we pay interest at a fixed rate of 4.48% and receive interest at a floating-rate of the one-month LIBOR, which was 1.22% at September 30, 2011. Since the interest rate swap hedges the variability of interest payments on variable rate debt with similar terms, it qualifies for cash flow hedge accounting treatment. As of September 30, 2011, unrealized net losses of $675,000 were recorded in accumulated other comprehensive loss as a result of this hedge. The effective portion of the gain or loss on the derivative is reclassified into interest expense in the same period during which we record interest expense associated with the Term Loan. There was no hedge ineffectiveness recognized for the three or nine-month periods ended September 30, 2011 or 2010.

The interest rate swap contract is secured by substantially all of our personal property and by the real properties located at 924 North Russell Street, Portland, Oregon and 14300 NE 145th Street, Woodinville, Washington (“collateral”) under the loan agreement with BofA.

The fair value of our derivative instruments is as follows (in thousands):

Fair Value of Liability Derivatives
	September 30, 2011	December 31, 2010
Fair value of derivative financial instruments	$675	$849

Index

The effect of our interest rate swap contracts that are accounted for as derivative instruments on our Consolidated Statements of Income for the three and nine-month periods ended September 30, 2011 and 2010 was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in Accumulated OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)

Three Months Ended September 30,
2011	$62	Interest expense	$104
2010	$(48)	Interest expense	$179

Nine Months Ended September 30,
2011	$174	Interest expense	$301
2010	$(222)	Interest expense	$531

See also Note 8.

Note 8.         Fair Value Measurements

Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;
•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and
•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial liabilities that are recorded at fair value on a recurring basis (in thousands):

Fair Value at September 30, 2011	Level 1	Level 2	Level 3	Total
Derivative financial instruments	$-	$675	$-	$675

Fair Value at December 31, 2010
Derivative financial instruments	$-	$849	$-	$849

The fair value of our interest rate swap is based on quarterly statements from the issuing bank. There were no changes to our valuation techniques during the three or nine-month periods ended September 30, 2011.

We believe the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other accrued expenses are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

At September 30, 2011, we had fixed rate debt outstanding as follows (in thousands):

Fixed rate debt on balance sheet	$1,591
Fair value of fixed rate debt	$1,684

Index

The fair value of our fixed rate debt is estimated using discounted cash flow analysis, based on rates we would currently pay for similar type debt.

Note 9.         Line of Credit

We have a loan agreement (as amended, the “Loan Agreement”) with BofA, which is presently comprised of a $22.0 million revolving line of credit (“Line of Credit”), including provisions for cash borrowings, and up to $2.5 million notional amount of letters of credit, and a Term Loan with an original balance of $13.5 million. We may draw upon the Line of Credit for working capital and general corporate purposes.

With the May 2, 2011 receipt of $15.3 million in cash, including reimbursements, related to the sale of our interest in FSB as discussed in Note 4 above, we repaid the outstanding borrowings under the Line of Credit and had no borrowings outstanding under the Line of Credit at September 30, 2011 compared to $7.5 million outstanding at December 31, 2010.

We were in compliance with all applicable contractual financial covenants at September 30, 2011. These financial covenants under the Loan Agreement are measured on a trailing four-quarter basis. For all periods ending June 30, 2011 and thereafter, we are required to maintain a funded debt ratio of up to 3.0 to 1 and a fixed charge coverage ratio above 1.25 to 1.

Note 10.       Segment Results and Enterprise-Wide Disclosures

The segment data below is presented in the same manner that management currently organizes the segments for assessing certain performance trends. Our Chief Operating Decision Maker monitors net sales and gross margins of our Beer Related operations and our Pubs and Other operations. Beer Related operations include our four production breweries: Widmer Brothers-branded in Portland, Oregon; two Redhook-branded, one in Woodinville, Washington and one in Portsmouth, New Hampshire; and Kona-branded in Kona, Hawaii. Pubs and Other operations primarily include our pubs, some of which are located adjacent to our Beer Related operations. We do not track operating results beyond the gross margin level or our assets on a segment level, and, accordingly, that information is not provided.

Revenue and gross margin by segment were as follows for the three and nine-month periods ended September 30, 2011 and 2010 (dollars in thousands):

	Three Months			Nine Months
2011	Beer Related	Pubs and Other	Total	Beer Related	Pubs and Other	Total
Net sales	$33,619	$6,858	$40,477	$95,652	$18,618	$114,270
Gross profit	$11,350	$1,365	$12,715	$32,021	$3,380	$35,401
Gross margin	33.8%	19.9%	31.4%	33.5%	18.2%	31.0%

2010
Net sales	$33,104	$3,614	$36,718	$92,273	$9,136	$101,409
Gross profit	$7,954	$674	$8,628	$24,499	$1,374	$25,873
Gross margin	24.0%	18.7%	23.5%	26.6%	15.0%	25.5%

In preparing this financial information, certain expenses were allocated between the segments based on management estimates, while others were based on specific factors such as headcount. These factors can have a significant impact on the amount of gross profit for each segment. While we believe we have applied a reasonable methodology, assignment of other reasonable cost allocations to each segment could result in materially different segment gross profit.

Sales to wholesalers through the A-B Distributor Agreement represented 79.2% and 80.7%, respectively, of our sales for the three and nine-month periods ended September 30, 2011 and 79.1% and 80.7%, respectively, for the comparable periods of 2010. Receivables from A-B represented 58.0% and 65.8%, respectively, of our accounts receivable balance at September 30, 2011 and December 31, 2010.

Index

Note 11.       Significant Stock-Based Plan Activity and Stock-Based Compensation

Stock Grants
Beginning with the 2011 Annual Meeting of Shareholders, each non-employee director receives an annual grant of shares of our common stock with a fair value of $25,000 upon election at the Annual Meeting of Shareholders. Accordingly, on May 25, 2011, our board of directors approved an annual grant of 2,700 shares of fully-vested common stock to each of our six non-employee directors for a total of 16,200 shares of our common stock.

Performance-Based Share Grants
During the second quarter of 2011, we granted performance-based shares covering 68,000 shares of our common stock to selected executives with vesting contingent upon meeting various company-wide performance goals. The performance goals are tied to target amounts of adjusted EBITDA and net sales for the three fiscal years ending December 31, 2013. The awards earned will range from zero to one hundred percent of the targeted number of performance shares for the performance period ending March 31, 2014. Awards, if earned, will be paid in shares of common stock.

The total fair value of the performance-based awards is estimated based on the fair value of our common stock on the date of grant. Expense is recognized over the service period based on an assessment of the probability that performance goals will be met. We will re-measure the probability of achieving the performance goals during each reporting period. In future reporting periods, if we determine that performance goals are not probable of occurrence, no compensation expense will be recognized and any previously recognized compensation expense would be reversed.

Stock-Based Compensation Expense
Total stock-based compensation expense, all recognized as a component of Selling, general and administrative expense on our Consolidated Statements of Income, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Stock-based compensation expense	$88	$11	$337	$85

At September 30, 2011, we had total unrecognized stock-based compensation expense of $906,000, which will be recognized over the weighted average remaining vesting period of 3.4 years.

Note 12.       Earnings Per Share

There is no difference in net income used for basic and diluted earnings per share (“EPS”) for any of the periods presented. The following table reconciles shares used for basic and diluted EPS and provides certain other information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Shares used for basic EPS	18,843	17,119	18,831	17,093
Dilutive effect of stock-based awards	92	113	105	60
Shares used for diluted EPS	18,935	17,232	18,936	17,153

Stock-based awards not included in diluted per share calculations as they would be anti-dilutive	92	-	66	45

Index

Note 13.       Deferred Income Taxes

During the nine months ended September 30, 2011, deferred tax assets related to net operating loss and alternative minimum tax credit carryforwards decreased to $2.4 million from $8.3 million at December 31, 2010 primarily as a result of the gain on sale of FSB. Accordingly, total net deferred tax liabilities totaled $14.1 million at September 30, 2011 compared to $9.2 million at December 31, 2010.

Note 14.       Subsequent Events

We have considered all events that have occurred since September 30, 2011 through November 14, 2011 and determined that no disclosure is required.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q includes forward-looking statements. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “may,” “plan” and similar expressions or their negatives identify forward-looking statements, which generally are not historical in nature. These statements are based upon assumptions and projections that we believe are reasonable, but are by their nature inherently uncertain. Many possible events or factors could affect the Company’s future financial results and performance, and could cause actual results or performance to differ materially from those expressed, including those risks and uncertainties described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Annual Report”), and those described from time to time in our future reports filed with the Securities and Exchange Commission. Caution should be taken not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein, as well as the audited Consolidated Financial Statements and Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2010 Annual Report. The discussion and analysis includes period-to-period comparisons of our financial results. Although period-to-period comparisons may be helpful in understanding our financial results, we believe that they should not be relied upon as an accurate indicator of future performance.

Overview

Craft Brewers Alliance is the union of three unique pioneering craft brewers:

•	Redhook Ale Brewery founded by Gordon Bowker and Paul Shipman in 1981 in Seattle, Washington;
•	Widmer Brothers Brewery founded by brothers Kurt and Rob Widmer in 1984 in Portland, Oregon; and
•	Kona Brewing Co. founded by father and son team Cameron Healy and Spoon Khalsa in 1994 in Kona, Hawaii.

Since our formation, we have focused our business activities on satisfying consumers through the brewing, marketing and selling of high-quality craft beers in the United States. Today, as an independent craft brewer, we possess several distinct and ownable advantages, unique in the craft beer category. These advantages are rooted and leveraged through the combination of our innovative quality craft beers, the strength of our distinct, authentic brand portfolio, our seamless national distribution, our financial capabilities as a public company, our national sales and marketing reach, our owned brew pubs and our bi-coastal breweries.

We operate in two segments: Beer Related operations and Pubs and Other. Beer Related operations include our four production breweries: Widmer Brothers-branded in Portland, Oregon; two Redhook-branded, one in Woodinville, Washington and one in Portsmouth, New Hampshire; and Kona-branded in Kona, Hawaii. Pubs and Other operations primarily include our pubs, some of which are located adjacent to our Beer Related operations.

Index

We proudly brew our bottled and draft Widmer Brothers-, Redhook- and Kona-branded beers in each of our four company-owned production breweries: our Portsmouth, New Hampshire brewery (“New Hampshire Brewery”); our Portland, Oregon brewery (the “Oregon Brewery”), which is our largest brewery; our brewery in the Seattle suburb of Woodinville, Washington (“Washington Brewery”); and our brewery located in Kailua-Kona, Hawaii. We also own and operate a small manual style brewery, primarily used for small batch production and innovative brews, at the Rose Quarter in Portland, Oregon. We sell our beers primarily to wholesalers via a Master Distributor Agreement (“A-B Distributor Agreement”) with Anheuser-Busch, Incorporated (“A-B”). Redhook- and Widmer Brothers-branded beers are distributed in 49 of the 50 states and Kona-branded beers are distributed in over 25 states. Separate from our A-B wholesalers, we maintain an independent sales and marketing organization complete with resources across the key functions of brand management, field marketing, field sales, and national retail sales.

We reported net sales and net income of $114.3 million and $9.4 million, respectively, for the nine months ended September 30, 2011, compared with net sales and net income of $101.4 million and $2.3 million, respectively, for the corresponding period in 2010. Total shipments were 520,500 barrels in the first nine months of 2011 as compared with 465,000 barrels in the same period of 2010, an increase of 11.9%.

The comparability of our results for the 2011 periods relative to the results for the same periods in 2010 is significantly impacted by the merger with Kona Brewing Co., Inc. (“KBC”) and related entities, which closed October 1, 2010 (“KBC Merger”), and by the sale of our equity interest in Fulton Street Brewery, LLC (“FSB”) during the second quarter of 2011. See Notes 4 and 5 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for more detailed information.

Results of Operations

The following table sets forth, for the periods indicated, certain information from our Consolidated Statements of Income expressed as a percentage of net sales(1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Sales	107.8%	106.5%	108.0%	106.6%
Less excise tax	7.8	6.5	8.0	6.6
Net sales	100.0	100.0	100.0	100.0
Cost of sales	68.6	76.5	69.0	74.5
Gross profit	31.4	23.5	31.0	25.5
Selling, general and administrative expenses	26.0	21.0	26.7	21.2
Merger related expenses	-	1.0	-	0.3
Operating income	5.4	1.5	4.3	4.0
Income from equity method investments	-	0.7	0.6	0.7
Gain on sale of Fulton Street Brewery	-	-	9.1	-
Interest expense	(0.5)	(1.0)	(0.7)	(1.2)
Interest and other income, net	0.1	0.2	-	0.2
Income before income taxes	4.9	1.5	13.4	3.7
Income tax provision	1.9	0.4	5.2	1.4
Net income	3.0%	1.0%	8.2%	2.3%

(1)  Percentages may not add due to rounding.

Index

Segment Information
Revenue and gross profit information by segment was as follows for the three and nine-month periods ended September 30, 2011 and 2010 (dollars in thousands):

	Three Months			Nine Months
2011	Beer Related	Pubs and Other	Total	Beer Related	Pubs and Other	Total
Net sales	$33,619	$6,858	$40,477	$95,652	$18,618	$114,270
Gross profit	$11,350	$1,365	$12,715	$32,021	$3,380	$35,401
Gross margin	33.8%	19.9%	31.4%	33.5%	18.2%	31.0%

2010
Net sales	$33,104	$3,614	$36,718	$92,273	$9,136	$101,409
Gross profit	$7,954	$674	$8,628	$24,499	$1,374	$25,873
Gross margin	24.0%	18.7%	23.5%	26.6%	15.0%	25.5%

Sales by Category
The following tables set forth a comparison of sales for the periods indicated (dollars in thousands):

	Three Months Ended Sept. 30,		Dollar
Sales by Category	2011	2010	Change	% Change
A-B and A-B related	$34,576	$30,920	$3,656	11.8%
Pubs and Other(1)	6,858	3,614	3,244	89.8%
Contract brewing	2,199	718	1,481	206.3%
Alternating proprietorship	-	3,845	(3,845)	(100.0)%
Gross sales	43,633	39,097	4,536	11.6%
Excise taxes	(3,156)	(2,379)	(777)	(32.7)%
Net sales	$40,477	$36,718	$3,759	10.2%

	Nine Months Ended Sept. 30,		Dollar
Sales by Category	2011	2010	Change	% Change
A-B and A-B related	$99,621	$87,254	$12,367	14.2%
Pubs and Other(1)	18,618	9,136	9,482	103.8%
Contract brewing	5,203	1,828	3,375	184.6%
Alternating proprietorship	-	9,846	(9,846)	(100.0)%
Gross sales	123,442	108,064	15,378	14.2%
Excise taxes	(9,172)	(6,655)	(2,517)	(37.8)%
Net sales	$114,270	$101,409	$12,861	12.7%

(1)	Other sales include international sales, sales of promotional merchandise and other.

Shipments by Category
Shipments by category were as follows for the three and nine-month periods ended September 30, 2011 and 2010 (in barrels):

Three Months	2011 Shipments	2010 Shipments	Increase (Decrease)	% Change	Depletions(1)
A-B	161,000	155,900	5,100	3.3%	8.6%
Contract brewing	16,200	6,300	9,900	157.1%
Pubs and Other	4,300	3,200	1,100	34.4%
Total	181,500	165,400	16,100	9.7%

Nine Months
A-B	470,900	440,700	30,200	6.9%	7.3%
Contract brewing	38,500	17,000	21,500	126.5%
Pubs and Other	11,100	7,300	3,800	52.1%
Total	520,500	465,000	55,500	11.9%

(1)      Depletions are sales by wholesalers to retailers.

Index

Shipments by Brand
The following table sets forth a comparison of shipments by brand (in barrels) for the three and nine-month periods ended September 30, 2011 and 2010:

Three Months	2011 Shipments	2010 Shipments	Increase (Decrease)	% Change	Depletions
Widmer Brothers	73,000	73,700	(700)	(1.0)%	(0.6)%
Redhook	47,000	46,200	800	1.7%	4.3%
Kona	45,300	39,200	6,100	15.6%	33.2%
Total(1)	165,300	159,100	6,200	3.9%	8.6%

Nine Months
Widmer Brothers	209,600	213,100	(3,500)	(1.6)%	(1.7)%
Redhook	136,500	131,500	5,000	3.8%	3.0%
Kona	135,900	103,400	32,500	31.4%	31.9%
Total(1)	482,000	448,000	34,000	7.6%	7.3%

(1)	Total shipments by brand exclude private label shipments produced under our contract brewing arrangements.

The increases in sales to A-B and A-B related were primarily due to an increase in volume, higher selling prices for our beers and a mix shift. Gross sales were also favorably impacted by a decrease in the per barrel fee associated with sales to A-B as a result of amendments to our A-B Distributor Agreement, which is netted against revenue.

The increases in volume were primarily due to our increased sales and marketing efforts, which began in the fourth quarter of 2010. The rate of change in depletions, or sales by the wholesalers to retailers, for the Redhook-, Widmer Brothers- and Kona-branded beers for the three and nine-month periods ended September 30, 2011, increased 8.6% and 7.3%, respectively, compared to the same periods of 2010.

Exclusive of the impact of the favorable change in our per barrel fee, the average revenue per barrel on shipments of beer through the A-B distribution network increased by 7.2% and 5.8%, respectively, in the three and nine-month periods ended September 30, 2011 compared to the same periods of 2010, primarily due to the effect of the mix shift from draft to bottle sales, as the barrel equivalent of bottle sales is priced higher than draft.  In total, our mix shift from draft to bottle during these periods was 410 basis points and 290 basis points, respectively.  Pricing increases and a mix shift to our more premium higher-priced Widmer Brothers-branded beers also contributed to the increases in revenue per barrel.  Pricing changes implemented by us have generally followed the beer industry and high-end craft beer market pricing trends.  During the three and nine-month periods ended September 30, 2011, we sold 88.7% and 90.5%, respectively, of our beer through A-B  at wholesale pricing levels, compared to 94.3% and 94.8%, respectively, for the corresponding periods of 2010.

The increases in contract brewing sales were primarily due to increases in shipments under a third-party contract and the contribution of shipments under a new three-year contract brewing arrangement with FSB, which was entered into in the first quarter of 2011.

The increases in Pubs and Other sales were primarily due to the addition of pub operations acquired in the KBC Merger.

Prior to the KBC Merger, we earned revenue in connection with an alternating proprietorship agreement with Kona, including fees for leasing the Oregon Brewery and sales of raw materials. Subsequent to the KBC Merger, any such intercompany activities are eliminated, including the revenues associated with the alternating proprietorship agreement.

The increases in excise taxes were due to increases in shipments in the 2011 periods compared to the 2010 periods, the addition of excise taxes relating to shipments of Kona-branded beers that were previously recognized by Kona prior to the KBC Merger, and a marginal tax rate increase after the KBC Merger as the combined companies are eligible for only a single excise tax exemption. Also contributing to the increases in excise taxes was the increase in the marginal tax rate for beer produced in Washington state, which became effective in the second half of 2010.

Index

Cost of Sales
Cost of sales includes purchased raw materials, direct labor, overhead and shipping costs.

Information regarding cost of sales was as follows for the three and nine-month periods ended September 30, 2011 and 2010 (dollars in thousands):

	Cost of Sales		Dollar
Three Months	2011	2010	Change	% Change
Beer Related	$22,269	$25,150	$(2,881)	(11.5)%
Pubs and Other	5,493	2,940	2,553	86.8%
Total	$27,762	$28,090	$(328)	(1.2)%

Nine Months
Beer Related	$63,631	$67,774	$(4,143)	(6.1)%
Pubs and Other	15,238	7,762	7,476	96.3%
Total	$78,869	$75,536	$3,333	4.4%

The decreases in Beer Related cost of sales were primarily due to the elimination of certain costs associated with our Kona operations prior to the KBC Merger and improved performance and quality trends in 2011. This was partially offset by the increases in shipments discussed above, including the mix shift from draft to bottle as the per barrel equivalent cost of bottle is more than draft, as well as increased shipping costs due to fuel surcharges.

The increases in Pubs and Other cost of sales were primarily associated with the acquired Kona pub operations, which had a positive impact on our gross profit as discussed below.

Gross Profit
Information regarding gross profit was as follows for the three and nine-month periods ended September 30, 2011 and 2010 (dollars in thousands):

	Gross Profit		Dollar
Three Months	2011	2010	Change	% Change
Beer Related	$11,350	$7,954	$3,396	42.7%
Pubs and Other	1,365	674	691	102.5%
Total	$12,715	$8,628	$4,087	47.4%

Nine Months
Beer Related	$32,021	$24,499	$7,522	30.7%
Pubs and Other	3,380	1,374	2,006	146.0%
Total	$35,401	$25,873	$9,528	36.8%

Gross profit as a percentage of net sales, or gross margin, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Beer Related	33.8%	24.0%	33.5%	26.6%
Pubs and Other	19.9%	18.7%	18.2%	15.0%
Overall	31.4%	23.5%	31.0%	25.5%

The increases in gross profit were primarily due to the improvements in gross margin and the increases in sales discussed above. The improvements in gross margin were primarily due to an improved cost structure related to our Kona operations following the KBC Merger, improved performance and quality trends and increased capacity utilization. These improvements were partially offset by the mix shift from draft to bottle sales as the barrel equivalent of bottle gross profit is lower than draft, as well as increased cost of shipping as a result of fuel surcharges.

Index

Capacity utilization, which is calculated by dividing total shipments by the working capacity, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Capacity utilization	79.9%	71.2%	76.4%	66.7%

Working capacity is the theoretical maximum output of all of our breweries and is based on running each of our facilities 24 hours-per-day, seven days-per-week with full batches for each beer brewed. Working capacity does not take into account demand fluctuations due to seasonality, the perishability of beer, or product mix evolving in favor of lower-volume brands. Considering these constraints, capacity utilization is unlikely to exceed approximately 85% of working capacity, unless we utilize external contract brewing resources during peak periods.

We entered into a second contract brewing agreement during the first quarter of 2011, which contributed to the improvements in capacity utilization in the 2011 periods compared to the 2010 periods. We anticipate that our contract brewing agreements will result in shipments of approximately 55,000 to 60,000 barrels in 2011 compared to 23,100 barrels in 2010. The agreement entered into in the first quarter of 2011 was a three-year agreement with FSB.

Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) include compensation and related expenses for personnel, travel, outside services, expenses incurred for our sales, marketing, customer support, management, legal and other professional and administrative support functions, as well as costs to operate as a public company.

Information regarding SG&A was as follows for the three and nine-month periods ended September 30, 2011 and 2010 (dollars in thousands):

	SG&A		Dollar
	2011	2010	Change	% Change
Three Months	$10,530	$7,717	$2,813	36.5%
As a % of net sales	26.0%	21.0%

Nine Months	$30,489	$21,467	$9,022	42.0%
As a % of net sales	26.7%	21.2%

The increases in SG&A and SG&A as a percentage of sales for the three and nine-month periods ended September 30, 2011 compared to the same periods of 2010 were primarily due to increases in sales and marketing costs, principally comprised of labor costs related to our national sales organization, packaging design and development, promotions and sponsorship activity, point of sale and related trade merchandise, and brand platform enhancements. Administrative costs associated with the operations acquired with the KBC Merger in October 2010 also contributed to the increases. In conjunction with our acquisition of Kona, sale of FSB, and rebranding efforts, we are aggressively targeting growth through national retail sales and eastern U.S. expansion.

The increases in our sales and marketing expenditures reflect our investment in critical initiatives that have led to sales and profit growth. We expect that the rate of increase in SG&A spending going forward will not be as significant as seen during the nine-month period ended September 30, 2011.

Index

We incur costs for the promotion of our products through a variety of advertising programs with our wholesalers and downstream retailers. These costs are included in SG&A expenses. Local wholesalers often share in the cost of the program. Reimbursements from wholesalers for advertising and promotion activities are recorded as a reduction to SG&A expenses. Reimbursements for pricing discounts to wholesalers are recorded as a reduction to sales. The wholesalers’ contribution in the aggregate toward these activities was an immaterial percentage of net sales for the three and nine-month periods ended September 30, 2011 and 2010. Depending on the industry and market conditions, we may adjust our advertising and promotional efforts in a wholesaler’s market if a change occurs in a cost-sharing arrangement. The timing of these efforts may also be adjusted due to opportunities available to us over the course of the year; however, we anticipate that our expenditures associated with our sales and marketing efforts for 2011 will be significantly greater than such expenditures in 2010.

Income from Equity Method Investments
Income from equity method investments included our share of FSB’s net income through the date of sale in May 2011 and our share of Kona’s net income through the date of the KBC Merger in October 2010. Since completion of the KBC Merger, Kona’s operating results have been included in our consolidated operating results.

Income from equity method investments was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
FSB	$-	$163	$691	$541
Kona	-	100	-	145
Total	$-	$263	$691	$686

Gain on Sale of FSB
Our pre-tax gain on the sale of FSB totaled $10.4 million, which resulted from proceeds of $16.3 million less the investment in FSB of $5.9 million.

Interest Expense
Information regarding interest expense was as follows for the three and nine-month periods ended September 30, 2011 and 2010 (dollars in thousands):

	Interest Expense		Dollar
	2011	2010	Change	% Change
Three Months	$205	$357	$(152)	(42.6)%

Nine Months	$747	$1,165	$(418)	(35.9)%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Average debt outstanding	$15,179	$19,379	$22,059	$23,152
Average interest rate	2.69%	3.67%	2.70%	3.65%

The decreases in interest expense in the three and nine-month periods ended September 30, 2011 compared to the same periods of 2010 were due to the expiration of a non-qualifying interest rate swap in the fourth quarter of 2010, a lower average interest rate on outstanding borrowings and lower average outstanding borrowings. The reduction in the average interest rate on outstanding borrowings was due to modifications we negotiated with our primary lender in the latter part of 2010 as a result of our improved financial condition. The decrease in average outstanding borrowings was primarily the result of using a portion of the proceeds from the sale of FSB to repay the $7.5 million outstanding on our line of credit.

Index

Income Tax Provision
Our effective income tax rate was 38.5% for the first nine months of 2011 and 38.6% in the first nine months of 2010. The effective income tax rates reflect the impact of non-deductible expenses, primarily meals and entertainment and state and local taxes. The rate in 2010 also reflects non-deductible merger-related expenses and a $100,000 reduction to our valuation allowance during the second quarter of 2010. We made this reduction, eliminating the valuation allowance, due to the cumulative earnings generated and other evidence available to us regarding the potential of our fully capturing the outstanding net operating loss carryforwards.

Liquidity and Capital Resources

We have required capital primarily for the construction and development of our production breweries, to support our expansion and growth plans and to fund our working capital needs. Historically, we have financed our capital requirements through cash flow from operations, bank borrowings and the sale of common and preferred stock. We anticipate meeting our obligations for the twelve months beginning September 30, 2011 through a combination of the proceeds received from the sale of our interest in FSB and cash flows from operations. In addition, we may borrow under our line of credit facility as the need arises. Capital resources available to us at September 30, 2011 included $0.6 million of cash and cash equivalents and $22.0 million available under our line of credit facility.

With the May 2, 2011 receipt of $15.3 million in cash, which represented our share of the cash proceeds from the sale of our equity interest in FSB to A-B and reimbursement of certain transaction fees, we repaid the $7.5 million of outstanding borrowings under our revolving line of credit. We anticipate that an additional $1.2 million, which was placed in escrow at May 2, 2011, will be released to us in three payments ratably, every six months following May 2, 2011, subject to indemnification claims, as applicable.

We had $618,000 and $164,000 of cash and cash equivalents at September 30, 2011 and December 31, 2010, respectively. At September 30, 2011, we had working capital of $1.6 million compared to a working capital deficit of $4.4 million at December 31, 2010. Our debt as a percentage of total capitalization (total debt and common shareholders’ equity) was 11.8% and 22.4% at September 30, 2011 and December 31, 2010, respectively.

A summary of our cash flow information was as follows (dollars in thousands):

	Nine Months Ended September 30,
	2011	2010
Cash flows provided by operating activities	$4,997	$8,752
Cash flows provided by (used in) investing activities	8,539	(1,314)
Cash flows used in financing activities	(13,082)	(7,436)
Increase in cash and cash equivalents	$454	$2

Cash provided by operating activities of $5.0 million in the nine months ended September 30, 2011 resulted from our net income of $9.4 million, partially offset by net non-cash income of $475,000 and changes in our operating assets and liabilities as discussed in more detail below.

Accounts receivable, net increased $2.2 million to $12.7 million at September 30, 2011 compared to $10.5 million at December 31, 2010. This increase was primarily due to a $428,000 increase in our receivable from A-B, which totaled $7.3 million at September 30, 2011, as well as an $813,000 increase in our receivable from FSB, which totaled $821,000 at September 30, 2011. Historically, we have not had collection problems related to our accounts receivable.

Inventories increased $1.4 million to $10.1 million at September 30, 2011 compared to $8.7 million at December 31, 2010, primarily due to an increase in volume and demand.

Index

Accounts payable decreased $1.9 million to $11.9 million at September 30, 2011 compared to $13.8 million at December 31, 2010, primarily due to a $3.2 million decrease in our payable to FSB, which totaled $79,000 at September 30, 2011. This was partially offset by a $444,000 increase in the portion of our payable to A-B that is included in Accounts payable, which totaled $1.6 million at September 30, 2011, and increased inventory purchases to support our increased level of sales.

Capital expenditures of $6.6 million for the first nine months of 2011 were primarily for the purchase or retrofitting of equipment to upgrade our breweries and the planning and design of a company-wide supply chain management system. For the full year 2011, we anticipate capital expenditures of approximately $8.0 million to $8.5 million for these projects.

Cash flows used in financing activities primarily consisted of net repayments on our line of credit and other long-term debt obligations.

We have a loan agreement (as amended, the “Loan Agreement”) with Bank of America, N.A. (“BofA”), which is presently comprised of a $22.0 million revolving line of credit (“Line of Credit”), including provisions for cash borrowings and up to $2.5 million notional amount of letters of credit, and a $13.5 million term loan (“Term Loan”). We may draw upon the Line of Credit for working capital and general corporate purposes. At September 30, 2011, we had no borrowings outstanding under the Line of Credit and we were in compliance with the financial covenants associated with the Loan Agreement.

Under the Loan Agreement, we may select either the London Inter-Bank Offered Rate (“LIBOR”) or the Inter-Bank Offered Rate (“IBOR”) (each, a “Benchmark Rate”) as the basis for calculating interest on the outstanding principal balance of the Line of Credit. Interest accrues at an annual rate equal to the Benchmark Rate plus a marginal rate. We may select different Benchmark Rates for different tranches of borrowings under the Line of Credit. The marginal rate varies from 1.00% to 2.25% based on our funded debt ratio. Our current marginal rate is 1.00%. LIBOR rates may be selected for one, two, three or six month periods, and IBOR rates may be selected for no shorter than 14 days and no longer than six months. Accrued interest for the Line of Credit is due and payable monthly.

Under the Loan Agreement a quarterly fee on the unused portion of the Line of Credit, including the undrawn amount of the related standby letter of credit, varies from 0.15% to 0.30% based upon our funded debt ratio. At September 30, 2011, the quarterly fee was 0.15% and the fee totaled $20,000 for the nine-month period ended September 30, 2011. An annual fee is payable in advance on the notional amount of each standby letter of credit issued and outstanding multiplied by an applicable rate ranging from 1.00% to 2.00%. We have had no letters of credit outstanding during 2011.

Critical Accounting Policies and Estimates

Our financial statements are based upon the selection and application of significant accounting policies that require management to make significant estimates and assumptions. Judgments and uncertainties affecting the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions. Our estimates are based upon historical experience, market trends and financial forecasts and projections, and upon various other assumptions that management believes to be reasonable under the circumstances at various points in time. Actual results may differ, potentially significantly, from these estimates.

Our critical accounting policies, as described in our 2010 Annual Report, relate to goodwill, other intangible assets, long-lived assets, refundable deposits on kegs, equity investments, revenue recognition and income taxes. There have been no changes to our critical accounting policies since December 31, 2010.

Seasonality

Our sales generally reflect a degree of seasonality, with the first and fourth quarters historically being the slowest and the middle two quarters typically demonstrating stronger sales. The volume of shipments and related sales is typically affected by weather conditions, with the warmer months typically generating higher sales volume. Accordingly, our results for any particular quarter are not likely to be indicative of the results to be achieved for the full year.

Index

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

See Note 2 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)) under the Securities Exchange Act of 1934 (“Exchange Act”) as of the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the quarterly period covered by this report, disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. While reasonable assurance is a high level of assurance, it does not mean absolute assurance. Disclosure controls and internal control over financial reporting cannot prevent or detect all errors, misstatements or fraud. In addition, the design of a control system must recognize that there are resource constraints, and the benefits associated with controls must be proportionate to their costs.

Changes in Internal Control Over Financial Reporting
During the third quarter of 2011, no changes in our internal control over financial reporting were identified in connection with the evaluation required by Exchange Act Rule 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -  OTHER INFORMATION

Item 6.  Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

31.1	Certification of Chief Executive Officer of Craft Brewers Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer of Craft Brewers Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
99.1	Press Release dated November 14, 2011
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAFT BREWERS ALLIANCE, INC.

November 14, 2011	BY:	/s/ Joseph K. O’Brien
Joseph K. O’Brien
Controller and Chief Accounting Office