Form 10-K
period 2011-12-31
CRAFT BREW ALLIANCE, INC.
filed 2012-03-14
CIK 892222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K
____________________
☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2011
OR
☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 0-26542

CRAFT BREW ALLIANCE, INC.
(Exact name of registrant as specified in its charter)

Washington	91-1141254
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

929 North Russell Street Portland, Oregon	97227-1733
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (503) 331-7270

Securities Registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.005 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None
____________________

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐ (Do not check if a smaller reporting company)     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of the last day of the registrant’s most recently completed second quarter on June 30, 2011 (based upon the closing price of the registrant’s common stock, as reported by the NASDAQ Stock Market, of $8.61 per share) was $89,701,391.

The number of shares outstanding of the registrant’s common stock as of March 5, 2012 was 18,844,817 shares.

Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for the 2012 Annual Shareholders’ Meeting are incorporated by reference into Part III.

CRAFT BREW ALLIANCE, INC.
2011 FORM 10-K ANNUAL REPORT

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes forward-looking statements. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” ”may,” “plan” and similar expressions or their negatives identify forward-looking statements, which generally are not historical in nature. These statements are based upon assumptions and projections that we believe are reasonable, but are by their nature inherently uncertain. Many possible events or factors could affect our future financial results and performance, and could cause actual results or performance to differ materially from those expressed, including those risks and uncertainties described in “Item 1A. - Risk Factors” and those described from time to time in our future reports filed with the Securities and Exchange Commission. Caution should be taken not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report.

THIRD-PARTY INFORMATION

In this report, we rely on and refer to information regarding industry data obtained from market research, publicly available information, industry publications, U.S. government sources or other third parties. Although we attempt to utilize third-party sources of information that we believe to be materially complete, accurate and reliable, there is no assurance of the accuracy, completeness or reliability of third-party information.

PART I

Item 1.	Business

Overview

Craft Brew Alliance (formerly known as Craft Brewers Alliance) is the union of three unique pioneering craft breweries:

•	Redhook Ale Brewery founded by Gordon Bowker and Paul Shipman in 1981 in Seattle, Washington;
•	Widmer Brothers Brewing founded by brothers Kurt and Rob Widmer in 1984 in Portland, Oregon; and
•	Kona Brewing Co. founded by father and son team Cameron Healy and Spoon Khalsa in 1994 in Kona, Hawaii.

Since our formation, we have focused our business activities on satisfying consumers through the brewing, marketing and selling of high-quality craft beers in the United States. Today, as an independent craft brewer, we possess several distinct and ownable advantages unique in the craft beer category. These advantages are rooted and leveraged through the combination of our innovative portfolio of distinct, authentic brands; national sales and marketing reach with seamless national distribution; bi-coastal breweries with significant available capacity; and five brew pubs supporting consumer awareness and research and development.

We operate in two segments: Beer Related operations and Pubs and Other. Beer Related operations include the brewing and sale of craft beers from our five breweries.  Pubs and Other operations primarily include our five pubs, four of which are located adjacent to our breweries.

We proudly brew our Widmer Brothers, Redhook and Kona beers in each of our three company-owned mainland production breweries that are located in Portsmouth, New Hampshire (“New Hampshire Brewery”); Portland, Oregon (the “Oregon Brewery”), which is our largest brewery; and in the Seattle suburb of Woodinville, Washington (“Washington Brewery”). Our brewery located in Kailua-Kona, Hawaii (“Hawaiian Brewery”) brews our Kona branded beers. We also own and operate a small manual style brewery, primarily used for small batch production and innovative brews, at the Rose Quarter in Portland, Oregon.

In all 50 states, we are wholly aligned with the distributors who are part of the Anheuser-Busch, LLC (“A-B”) distribution network. We sell our beers primarily to these wholesalers via a Master Distributor Agreement (“A-B Distributor Agreement”) with A-B. Redhook and Widmer Brothers beers are distributed in all 50 states and Kona beers are distributed in 29 states. Separate from our A-B wholesalers, we maintain an independent sales and marketing organization complete with resources across the key functions of brand management, field marketing, field sales, and national retail sales.

Acquisition of Kona Brewery, LLC (“Kona”)

As a result of the closing of the merger with Kona Brewing Co., Inc. (the “KBC Merger”) on October 1, 2010, Kona became a wholly-owned subsidiary and, accordingly, Kona’s results of operations are included in our consolidated results of operations from that date. Prior to the KBC Merger, we accounted for our 20% equity ownership interest in Kona under the equity method of accounting. We acquired Kona Brewing Co., Inc. (“KBC”) in exchange for $6.2 million in cash and 1,667,000 shares of our common stock with a value of $11.7 million.

Sale of Equity Interest in Fulton Street Brewery, LLC (“FSB”)

On May 2, 2011 we sold our 42% equity interest in FSB to A-B for $16.3 million.

Industry Background

We are a brewer in the craft brewing segment of the U.S. brewing industry. The domestic beer market is comprised of ales and lagers produced by large domestic brewers, international brewers and craft brewers. Shipments of craft beer in the United States are estimated by industry sources to have increased by approximately 14.5% in 2011 over 2010 and by 11.4% for 2010 over 2009. Although the overall domestic market experienced a decrease in 2011, the craft beer segment continued its growth and captured market share from the rest of the domestic market. Craft beer shipments in 2011 and 2010 were approximately 5.5% and 4.9%, respectively, of total beer shipped in the U.S. Approximately 11.3 million barrels and 9.9 million barrels, respectively, were shipped in the United States by the craft beer segment during 2011 and 2010, while total beer sold in the U.S., including imported beer, was 204.9 million barrels and 208.0 million barrels, respectively. Compared with the other segments of the U.S. brewing industry, craft brewing is a relative newcomer. Twenty years ago, Redhook and Widmer Brothers Brewery were among the approximately 200 craft breweries in operation. At the end of 2011, the number of craft breweries in operation had grown to 1,900. Industry sources estimate that craft beer produced by regional and national craft brewers, similar to us, accounts for approximately two-thirds of total craft beer sales, with one-third of the production brewed by smaller craft breweries.

The recent competitive environment has been characterized by two divergent trends; the number and diversity of craft brewers have significantly increased while, simultaneously, the national domestic brewers have acquired or been acquired by other national domestic and foreign brewers. In 2011, according to industry sources, A-B and MillerCoors accounted for more than 85% of total beer shipped in the United States, excluding imports. Certain national domestic brewers have invested in existing smaller craft breweries and created separate craft-focused divisions in an effort to capitalize on the growing craft beer segment.

Business Strategy

Our consumer mission is to satisfy more consumers, at more times, in more locations through more authentic, distinct craft beer and brands than any other competitor.

The central elements of our business strategy include:

•
An innovative portfolio of distinct, authentic craft beer brands. We have brought together a collection of brands from original innovators in the craft beer industry to enable us to match individual brands to a variety of consumer preferences. Through beer taste profiles and brand personalities, customers are able to forge a strong relationship with the targeted brands. The breadth of our product offerings also provides consumers with the opportunity to match specific consumer occasions with a product in our brand families.

•
National sales and marketing reach combined with seamless national distribution. We believe that we are able to leverage our national sales and marketing capabilities and complementary brand families to create a unique identity in the distribution channel and with the consumer. We believe that the combination of the complementary brand families promoted by one integrated sales and marketing organization delivers both financial benefits and greater impact at the point of sale. We have invested in technologies that allow us to not only focus our brand families and product offerings on those markets and regions that represent the most significant opportunities, but also measure the results of those efforts. Our sales force has been structured to be able to call on all retail channels nationally, including grocery, drug and convenience stores, where most other craft brewers are not able to do so.

We distribute our products in substantially all of our markets through A-B’s wholesale distribution network. A-B’s domestic network consists of more than 510 independent wholesale distributors, most of which are geographically contiguous, and 14 wholesale distributors owned and operated by A-B. This distribution relationship with A-B has offered efficiencies in logistics and product delivery, state reporting and licensing, billing and collections. We have realized these efficiencies while maintaining full autonomy over the production, sale and marketing of our products as an independent company. Recent developments in the relationship between A-B and its independent wholesalers have led to an increase in craft and specialty brewers with access to this channel.

•
Bi-coastal brewing capability with significant additional capacity. Our breweries are located on both coasts and in Hawaii, which allows for efficient brewing and distribution of our beers. Each of our breweries is modern and has flexible production capabilities. Our New Hampshire and Oregon Breweries have room for bolt-on capacity additions. We prefer to own and operate all of our breweries to optimize the quality and consistency of our products and to achieve greater control over our production costs. We may engage third party brewers to provide contract brewing from time to time to further expand our packaging and brand offerings. We believe that maximizing the production under our direct ownership and through selection of accomplished and expert partners is critical to our success. Further, we believe that our ability to engage in ongoing product innovation and to control product quality provides critical competitive advantages. Our highly automated breweries are designed to produce beer in smaller batches relative to the national domestic brewers, thereby allowing us to brew a wide variety of brand offerings. We believe that our investment in brewing and logistic technologies enables us to minimize brewery operating costs and consistently produce innovative beer styles and tastes.

•
Five brew-pub restaurants supporting consumer awareness and research and development. Our five brew-pub restaurants allow us to interact directly with over one million consumers annually in our home markets, which creates a sense of brand loyalty. Our brewers are continually experimenting with new and different varieties of hops and malts in all styles of beer. Our brew-pubs provide us with the opportunity to bring those beers to market in test-size batches in order to understand their strengths prior to releasing them on a national level.

Beers

Our beer portfolio is comprised of the Widmer Brothers, Redhook and Kona brand families.

We produce a variety of specialty craft beers using traditional European brewing methods adapted by American innovation and invention. We brew our beers using high-quality hops, malted barley, wheat, rye and other natural and traditional ingredients. To help maintain full flavor, our products are not pasteurized and we apply a freshness date to our products for the benefit of wholesalers and consumers. We generally distribute our products in glass bottles and kegs.

Within each brand family, we have created several types and styles of craft beer that align with a variety of consumer taste preferences. We have created year-round brands and flagship brands that help define our brand families’ identities; these are the brands that consumers usually think of when they think of our brand families, and are usually the most widely available.

Seasonal brand offerings provide the consumer compelling variety on the retail shelf or at the pub, restaurant or bar. Many of these brand offerings are brewed to match the seasonal change in weather, specific events (e.g. Oktoberfest) or popular activities and are replaced with new offerings when the season or conditions change. These brands allow our brewers to experiment and innovate with ingredients and brewing styles. Additionally, each of the brand families has developed a wide range of high-end brands, some of which are offered as limited releases, that are offered exclusively at our restaurants and pubs.

Given the long relationship that many consumers have had with each of the brands and the growing consumer interest in high-end craft beers, we have also developed a select group of higher-end specialty beers that are brewed, bottled and packaged in a manner befitting the unique nature of these beers. Our high-end brands are marketed toward the beer connoisseur, a rapidly emerging class of consumer within the craft beer segment. We have deliberately limited the shipment volumes associated with our high-end beers to retain the rarity and uniqueness of these beers to the connoisseur community.

The brands within each of the brand families are categorized below, with details provided for key year round contributors within each of the families. These brands are usually offered both in draft and packaged formats.

Widmer Brothers Beers
The Widmer Brothers beers are unique interpretations of classic beer styles meant to expand beer drinkers’ perceptions of these styles; they frequently use newly developed hop varieties and unusual ingredients in their recipes. Key brands within the Widmer Brothers brand family are:

Widmer Brothers Hefeweizen

•
Widmer Brothers Hefeweizen. The top selling beer within the brand family is a golden, cloudy wheat beer with a pronounced citrus aroma and flavor. This beer is intentionally left unfiltered to create its unique appearance and flavor profile and is usually served with a lemon slice to enhance the beer’s natural citrus notes. This beer’s relatively low alcohol content by volume makes it perfect for consumption as a session beer. Its most recent award, among many, was the 2008 World Beer Cup Gold medal winner for the American-style Hefeweizen category.

Widmer Brothers core beers

•
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

•	Drop Top Amber Ale. A 2010 World Beer Cup Gold Medal Winner and a 2008 GABF Gold Medal Winner.

•	Rotator India Pale Ale (“IPA”). Rotator IPA is a unique series of beers, offered in limited quantities, which change throughout the year to highlight different hops and styles.

Widmer Brothers high-end beers

•
Series 924. Named for the Oregon Brewery’s address, the beers in this brand are made for those who share our passion for the art of brewing and the taste for authentic beers. Initial beers in the 924 Series include the Nelson Imperial IPA and the Pitch Black IPA, which is a Pacific Northwest twist on a traditional IPA, brewed in the style of a Cascadian Dark, an emerging style. Beers in this brand are offered as a draft product and as a four pack for bottles. Pitch Black IPA was the 2009 GABF Gold Medal Winner.

•
Brothers’ Reserve. This brand is the specialty high-end offering for the Widmer Brothers brand, with only two offerings a year. The beers chosen for this brand reflect the passion and uniqueness of the Widmer brothers and are extremely limited. The brand is focused on the knowledgeable and enthusiastic beer lover who is looking for something exclusive, rare and collectible.

•
Alchemy Project. Named for the proprietary hop blend that serves as the foundation for many Widmer Brothers beers, the Alchemy Project is a new series of vintage-dated beers that can be enjoyed immediately or cellared for years. Barrel Aged Brrbon ’11 was the first release under the Alchemy Project in the fall of 2011.

Widmer Brothers seasonal beers

•	Citra Blonde. A very smooth, light, refreshing beer for summer time. Features Citra hops.

•	Okto. Full bodied with malty flavor, containing a floral aroma and finish. Available late summer and fall.

•	Brrr. A bold, hoppy northwest red ale brewed with a sweet candy finish for the cold winter months.

•	W Series. Designed to demonstrate our brewers’ creativity, brewing a variety of styles. Available as the Widmer Brothers spring seasonal.

Redhook Beers
The Redhook family of beers is comprised of sessionable (lower alcohol by volume) and approachable beers with character that push style boundaries without being over the top. Key brands within the Redhook family are:

Redhook core beers

•	Long Hammer IPA (“Long Hammer”). Long Hammer is the top-selling beer within the brand family and is an English pub-style bitter ale with a bold hop aroma and profile that is not overpoweringly bitter.

•
Redhook Pilsner (“Pilsner”). Pilsner is the newest addition to Redhook’s core lineup; a crisp, easy-drinking, golden lager that is modeled after historic beers originally brewed in Plzen, Czechoslovakia.

•
Redhook ESB (“ESB”). ESB is modeled after the high-end Extra Special Bitters found in classic English pubs. ESB is a rich, full-bodied amber ale with a smooth flavor profile featuring toasted malts and a pleasant finishing sweetness.

•	Copperhook Ale. A brilliant copper-colored ale with distinctive caramel notes and a clean refreshing finish.

•
Blueline Series. This brand is the high-end offering from the Redhook brand family for the West Coast beer drinker. These beers are hand crafted by the brewers and are available at our Washington Brewery pub, as well as at select restaurants, bottle shops, and public houses in the Seattle, Washington area.

•
Brewery Backyard Series. This brand is produced at our New Hampshire Brewery as a draft product available only at the brewery’s pub and at select local establishments. These high-end beers are experimental in nature and designed to appeal to craft beer connoisseurs and the community of self-described beer geeks. Like the Blueline Series, the Brewery Backyard Series is intended to be locally-relevant.

Redhook seasonal beers

•	Nut Brown Ale. A medium-bodied, brown ale with a fresh aroma. Available late winter and spring.

•	Winterhook Winter Ale. Red chestnut in color and full-bodied with a toasty, complex profile. Available late fall and winter.

•	Wit. Redhook’s twist on the Belgian style is the addition of fresh ginger, which adds a refreshing snappiness to this lighter-bodied wheat beer. Redhook Wit is available during the summer months.

Kona Beers
The Kona brand family is comprised of beers that deliver the authentic essence of the Hawaiian Islands that is “Always Aloha.” The Aloha Series in the Kona brand family uses ingredients that are unique to the Islands. Key brands within the Kona brand family are:

Kona core beers

•
Longboard Island Lager (“Longboard”). Kona’s top selling beer and flagship brand is a traditionally brewed lager with a delicate, slightly spicy hop aroma that is complimented by a fresh, malt-forward flavor and a smooth, refreshing finish.

•	Fire Rock Pale Ale (“Fire Rock”). Fire Rock is a crisp, “Hawaiian Style” pale ale with pronounced citrus and floral hop aromas and flavors that are backed up by a generous malt profile.

Kona seasonal beers

•
Koko Brown Ale (“Koko”). Koko is an American brown ale with a deep amber color and rich mahogany hues. This ale has a smoky, roasted nut aroma and flavor, with a coconut twist. Koko Brown Ale is Kona’s spring seasonal.

•
Pipeline Porter (“Pipeline”). Pipeline is smooth and dark, with a distinctive, roasty aroma and earthy flavor. This ale is brewed with fresh 100% Kona coffee to impart a rich complexity not found in many beers. Available fall and winter.

•
Wailua Wheat (“Wailua”). Wailua is a golden, sun-colored ale with a bright, citrusy flavor.  This beer is brewed with a touch of tropical passion fruit to impart a slightly tart and crisp finish. Available late spring and summer.

Kona variety packs

•
Kona Island Hopper and Big Kahuna Variety Packs. Kona offers two variety packs: Island Hopper variety 12-packs and Big Kahuna variety 24-packs. Both packages include the brewery’s flagship Longboard Island Lager along with Fire Rock Pale Ale and then two of our Aloha Series seasonal offerings: Koko Brown, Wailua Wheat, and Pipeline Porter.

New Products and Brands
In an effort to stay current with consumer style and flavor preferences, we routinely analyze consumer trends and behavior, trends in other food and beverage segments, and our brand families and product offerings to identify beer styles or consumer taste preferences that appear to be under-served or not currently addressed. After identifying a potential new product offering, we will either tap into our brewing recipe library to determine if we have offered the targeted style either on a one-time basis or as a limited seasonal run or will use our pilot brewing system to create an experimental new beer. We may then offer this experimental new brew directly to consumers through on-premise test marketing at our own pubs and at exclusive retail sites.  If the initial consumer reception of an experimental or new brew appears to meet the desired taste profile, we develop a brand identity to solidify the consumer perception of the product. We believe that our continued success is based on our ability to be attentive and responsive to consumer desires for new and distinctive tastes, and our capacity to meet these desires with original and novel taste profiles while maintaining consistently high product quality.

Contract Brewing
In order to profitably use excess capacity, we have entered into two contract brewing arrangements under which we produce beer in volumes and per specifications as designated by third parties. During 2011, we shipped 49,300 barrels under these contract brewing arrangements.  We believe our relationships with our contract brewing clients are strong and we expect volumes to remain consistent in future periods.

Brewing Operations

Brewing Facilities
We use highly automated brewing equipment at our four production breweries and also operate a smaller, manual brewpub-style brewing system. Our breweries consist of the following:

•	Oregon Brewery. Our Oregon Brewery is our largest capacity production brewery, consisting of a 230 barrel brewing system with an annual capacity of 455,000 barrels.

•	Washington Brewery. Our Washington Brewery utilizes a 100 barrel brewing system and has an annual capacity of 220,000 barrels.

•
New Hampshire Brewery. Our New Hampshire Brewery utilizes a 100 barrel brewing system and has an annual capacity of 215,000 barrels. It uses an anaerobic waste-water treatment facility that completes the process cycle.

•
Hawaiian Brewery. Our Hawaiian Brewery, which was acquired with the KBC Merger, utilizes a 25 barrel brewing system and has an annual capacity of 10,000 barrels. During 2010, the Hawaiian Brewery installed a 229-kilowatt photovoltaic solar energy generating system to supply approximately 50 percent of its energy requirements through renewable energy.

•	Rose Quarter Brewery. Our Rose Quarter Brewery maintains a 10 barrel pilot brewing system at the Rose Quarter sports arena in Portland, Oregon and is our smallest brewery.

Packaging
We package our craft beers in bottles, kegs and, for the Hefeweizen brand, 5-liter steel cans. All of our production breweries, with the exception of the Hawaiian Brewery, have fully automated bottling and keg lines. The bottle filler at all of the breweries utilizes a carbon dioxide environment during bottling, ensuring that minimal oxygen is dissolved in the beer, extending the shelf life. During 2011, we launched new packaging for the Redhook brand family, including a unique glass bottle for all of the brands offered off premise. In February 2012, we added a small, manually operated canning line for our Kona Longboard Island Lager. We offer an assortment of packages to highlight the unique characteristics of each of our beers and to provide greater opportunities for customers to drink our beers in more locations and at more events and occasions, matching the active lifestyles and preferences of a greater number of our consumers.

Quality Control
We monitor production and quality control at all of our breweries, with central coordination at the Oregon Brewery. All of the breweries have an on-site laboratory where microbiologists and lab technicians supervise on-site yeast propagation, monitor product quality, test products, measure color and bitterness, and test for oxidation and unwanted bacteria. We also regularly utilize outside laboratories for independent product analysis. In addition, every batch of beer that we produce goes through a panel of internal testers (our taste panel) who ensure it meets our taste and profile standards.

Ingredients and Raw Materials
We currently purchase a significant portion of our malted barley from two suppliers and our premium-quality select hops, mostly grown in the Pacific Northwest, from competitive sources. We also periodically purchase small lots of hops from international sources, such as New Zealand and Western Europe, which we use to achieve a special hop character in certain beers. In order to ensure the supply of the hop varieties used in our products, we enter into supply contracts for our hop requirements. We believe that comparable quality malted barley and hops are available from alternate sources at competitive prices, although there can be no assurance that pricing would be consistent with our current arrangements. We currently cultivate our own yeast supply for certain strains and maintain a separate, secure supply in-house. We have access to multiple competitive sources for packaging materials, such as labels, six-pack carriers, crowns, cans and shipping cases.

Distribution

We are the only craft brewer in the U.S. to have a wholly aligned distribution network through our partnership with A-B. This partnership provides us seamless national distribution, which results in both a highly effective distribution presence in each market and distribution and administrative efficiencies. Our products are delivered to these retail outlets through this network of local distributors. Our beers are available for sale directly to consumers in draft and bottles at restaurants, bars and liquor stores, as well as in bottles at supermarkets, warehouse clubs, convenience stores and drug stores. We sell beer directly to consumers at our brew pubs and breweries.

Our products are distributed in all 50 states, pursuant to a master distributor agreement with A-B that allows us access to A-B’s national distribution network. For additional information regarding our relationship with A-B, see “Relationship with A-B” below. A-B distributes beer throughout the United States through a network of more than 510 independently owned and operated wholesale distributors, most of whom are geographically contiguous, and 14 wholesale distributors owned and operated directly by A-B. According to industry sources, A-B’s products accounted for 47.9% of total beer shipped by volume in the United States in 2011. Management believes that our competitors in the craft beer segment generally negotiate distribution relationships separately with distributors in each locality and, as a result, typically distribute through a variety of wholesalers representing differing national beer brands with uncoordinated territorial boundaries.

In 2011 and 2010, we sold approximately 611,200 barrels and 574,900 barrels, respectively, to the wholesalers in A-B’s distribution network through the A-B Distributor Agreement, accounting for 90.9% and 94.6%, respectively, of our shipment volume for the corresponding periods.

Sales and Marketing

We promote our products through a variety of means, including i) creating and executing a range of advertising programs; ii) training and educating wholesalers and retailers about our products; iii) promoting our name, product offerings and brands, and experimental beers at local festivals, venues and pubs; iv) selling our beers in the restaurants and pubs operated by us; and v) targeted discounting to create competitive advantage within the market place.

We advertise our products through an assortment of media, including television, radio, billboard, print and social media, including Facebook and Twitter, in key markets and by participating in co-operative programs with our distributors whereby our spending is matched by the distributor. We believe that the financial commitment by the distributor helps align the distributor’s interests with ours, and the distributor’s knowledge of the local market results in an advertising and promotion program that is targeted in a manner that will best promote our products.

Our breweries also play a significant role in increasing consumer awareness of our products and enhancing our image as a craft brewer. Many visitors take tours at our breweries and all of our production breweries have a retail restaurant or pub where our products are served. In addition, several of the breweries have meeting rooms that the public can rent for business meetings, parties and holiday events, and that we use to entertain and educate distributors, retailers and the media about our products. At our pubs, we also sell various items of apparel and memorabilia bearing our trademarks, which creates further awareness of our beers and reinforces our quality image.

To further promote retail bottled product sales and in response to local competitive conditions, we regularly recommend that wholesalers offer discounts to retailers in most of our markets. Distributors usually share in the cost of these price discounts.

Relationship with Anheuser-Busch, LLC

Exchange Agreement
We have an agreement with A-B (the “Exchange Agreement”), which entitles A-B to designate two members of our board of directors. A-B also generally has the right to have a designee on each committee of the board of directors, except where prohibited by law or stock exchange requirements, or with respect to a committee formed to review or determine transactions or proposed transactions between A-B and us. The Exchange Agreement also contains limitations on our ability to take certain actions without A-B’s prior consent, including, but not limited to, our ability to issue equity securities or acquire or sell assets or stock, amend our Articles of Incorporation or bylaws, grant board representation rights, enter into certain transactions with affiliates, distribute our products in the United States other than through A-B or as provided in the A-B Distributor Agreement, or voluntarily delist or terminate our listing on the Nasdaq Stock Market.

Distributor Agreement
The A-B Distributor Agreement provides for the distribution of Widmer Brothers, Redhook, and Kona beers in all states, territories and possessions of the United States, including the District of Columbia and (except with respect to Kona beers) all U.S. military, diplomatic, and governmental installations in a U.S. territory or possession. Under the A-B Distributor Agreement, we granted A-B the right of first refusal to distribute our products, including any new products (other than new products that we acquire). We are responsible for marketing our products to A-B’s distributors, as well as to retailers and consumers.

The A-B Distributor Agreement has a term that expires on December 31, 2018, subject to automatic renewal for an additional ten-year period unless A-B provides written notice of non-renewal to us on or prior to June 30, 2018. The A-B Distributor Agreement is also subject to immediate termination, by either party, upon the occurrence of certain events as defined in the agreement, including the following:

•	a material default by the other party in the performance of the A-B Distributor Agreement or any other agreement between the parties;
•	certain bankruptcy and insolvency events; or
•	any material misrepresentation made by the other party under or in the course of performance of the A-B Distributor Agreement.

Additionally, the A-B Distributor Agreement may be terminated by A-B, upon six months’ prior written notice to us upon the occurrence of any of the following events:

•
we engage in certain incompatible conduct that is not cured to A-B's satisfaction (at A-B’s sole discretion) within 30 days. Incompatible conduct is defined as any act or omission that, in A-B’s opinion, damages the reputation or image of A-B or the brewing industry;

•	any A-B competitor or affiliate thereof acquires 10% or more of our outstanding equity securities, and that entity designates one or more persons to our board of directors;
•	our current chief executive officer ceases to function in that role or is terminated, and a satisfactory successor, in A-B’s opinion, is not appointed within six months;
•	we are merged or consolidated into or with any other entity or any other entity merges or consolidates into or with us without A-B’s prior approval; or
•
A-B, its subsidiaries, affiliates, or parent, incur any obligation or expense as a result of a claim asserted against them by or in our name, its affiliates or shareholders, and we do not reimburse and indemnify A-B and its corporate affiliates on demand for the entire amount of the obligation or expense.

As of both December 31, 2011 and 2010, A-B owned approximately 32.2% of our outstanding common stock.

Fees
We pay fees to A-B in connection with the sale of our products, including margin fees, invoicing, staging and cooperage handling fees, inventory manager fees and a wholesaler support center (“WSC”) fees.

In instances when we ship our products to A-B’s WSC rather than directly to the wholesaler, A-B’s WSC assists us by consolidating small wholesaler orders with orders of other A-B products prior to shipping to the wholesaler.

See Note 19 of Notes to Consolidated Financial Statements for additional information.

Seasonality

Our sales generally reflect a degree of seasonality, with the first and fourth quarters historically exhibiting low sales levels relative to the second and third quarters. Accordingly, our results for any particular quarter are not likely to be indicative of the results to be achieved for the full year.

Competition

We compete in the craft brewing market as well as in the much larger specialty beer market, which encompasses producers of imported beers, major national brewers that have introduced fuller-flavored products, and large spirit companies and national brewers that produce flavored alcohol beverages. Beyond the beer market, craft brewers have also faced increasing competition from producers of wines and spirits.

Competition within the domestic craft beer segment and the specialty beer market is based on product quality, taste, consistency and freshness, ability to differentiate products, promotional methods and product support, marketing, transportation costs, distribution coverage, local appeal and price.

The craft beer segment is increasingly competitive due to the proliferation of small craft brewers, including contract brewers, and the large number of products offered by such brewers. Craft brewers have also encountered more competition as their peers expand distribution. Competition also varies by regional market. Depending on the local market preferences and distribution, we have encountered strong competition from microbreweries, regional specialty brewers and several national craft brewers. Because of the large number of participants and number of different products offered in this segment, the competition for bottled product placements and especially for draft beer placements has intensified. Although certain of these competitors distribute their products nationally and may have greater financial and other resources than we have, we believe that we possess certain competitive advantages, including our broad array of brand offerings within our three brand families and the scale of our production breweries.

We also compete against producers of imported brands, such as Heineken, Corona Extra and Guinness. Most of these foreign brewers have significantly greater financial resources than we have. Although imported beers currently account for a greater share of the U.S. beer market than craft beers, we believe that craft brewers possess certain competitive advantages over some importers, including lower transportation costs, no importation costs, proximity to and familiarity with local consumers, a higher degree of product freshness, eligibility for lower federal excise taxes and absence of currency fluctuations.

In response to the growth of the craft beer segment, most of the major domestic national brewers have introduced fuller-flavored beers, including well-funded significant product launches in the wheat category. While these product offerings are intended to compete with craft beers, many of them are brewed according to methods used by these brewers in their other product offerings. The major national brewers have significantly greater financial resources than us and have access to a greater array of advertising and marketing tools to create product awareness of these offerings. Although increased participation by the major national brewers increases competition for market share and can heighten price sensitivity within the craft beer segment, we believe that their participation tends to increase advertising, distribution and consumer education and awareness of craft beers, and thus may ultimately contribute to further growth of this industry segment.

In the past several years, several major distilled spirits producers and national brewers have introduced flavored alcohol beverages. Products such as Smirnoff Ice, Bacardi Silver and Mike’s Hard Lemonade have captured sizable market share in the higher-priced end of the malt beverage industry.  We believe sales of these products, along with strong growth in the imported and craft beer segments of the malt beverage industry, contributed to an increase in the overall U.S. alcohol market.  These products are particularly popular in certain regions and markets in which we sell our products.

Competition for consumers of craft beers has also come from wine and spirits. This growth appears to be attributable to competitive pricing, television advertising, increased merchandising and increased consumer interest in wine and spirits. Recently, the wine industry has been aided, on a limited basis, by its ability to sell outside of the three-tier system, allowing sales to be made directly to the consumer. While the craft beer segment competes with wine and spirits, it also benefits from many of the same advantages enjoyed by wine and spirit producers. These include consumers who allow themselves affordable luxuries in the form of high quality alcoholic beverages.

A significant portion of our sales continues to be in the Pacific Northwest and in California, which we believe are among the most competitive craft beer markets in the United States, both in terms of number of participants and consumer awareness. We believe that these areas offer significant competition for our products, not only from other craft brewers but also from the growing wine market and from flavored alcohol beverages. Our recent marketing efforts have been focused on creating appealing new brands and better communicating the attributes of our stable of existing beers, highlighting and strengthening the identities to better match the preferences and lifestyles of a greater number of consumers. We believe that our broad array of beers and brands enables us to offer an assortment of flavors and experiences that appeal to more people.

Segment and Enterprise-Wide Information

See Note 13 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for the required segment and enterprise-wide information.

Regulation

Our business is highly regulated at federal, state and local levels. Various permits, licenses and approvals necessary for our brewery and pub operations and the sale of alcoholic beverages are required from a number of agencies, including the U.S. Treasury Department, the Alcohol and Tobacco Tax and Trade Bureau (“TTB”), the U.S. Department of Agriculture, the U.S. Food and Drug Administration, state alcohol regulatory agencies, and state and local health, sanitation, safety, fire and environmental agencies. In addition, the beer industry is subject to substantial federal and state excise taxes, although smaller brewers producing less than two million barrels annually, including us, benefit from favorable treatment.

We operate our breweries under federal licensing requirements imposed by the TTB. The TTB requires the filing of a “Brewer’s Notice” upon the establishment of a commercial brewery and the filing of an amended Brewer’s Notice any time there is a material change in the brewing or warehousing locations, brewing or packaging equipment, brewery ownership, or officers or directors. Our operations are subject to audit and inspection by the TTB at any time.

Management believes that we currently have all of the licenses, permits and approvals required for our current operations. Existing permits or licenses could be revoked if we fail to comply with the terms of such permits or licenses and additional permits or licenses may be required in the future for our current operations or as a result of expanding our operations in the future.

The U.S. federal government currently levies an excise tax of $18 per barrel on beer sold for consumption in the United States; however, brewers that produce less than two million barrels annually are taxed at $7 per barrel on the first 60,000 barrels shipped, with shipments above this amount taxed at the normal rate. Certain states also levy excise taxes on alcoholic beverages. It is possible that excise taxes may be increased in the future by the federal government or any state government or both. In the past, increases in excise taxes on alcoholic beverages have been considered in connection with various governmental budget-balancing or funding proposals.

Federal and State Environmental Regulation
Our brewing operations are subject to environmental regulations and local permitting requirements and agreements regarding, among other things, air emissions, water discharges and the handling and disposal of hazardous wastes. While we have no reason to believe the operation of our breweries violate any such regulation or requirement, if such a violation were to occur, or if environmental regulations were to become more stringent in the future, we could be adversely affected.

Dram Shop Laws
The serving of alcoholic beverages to a person known to be intoxicated may, under certain circumstances, result in the server being held liable to third parties for injuries caused by the intoxicated customer. Our restaurants and pubs have addressed this issue by maintaining reasonable hours of operation and routinely performing training for personnel.

Trademarks

We have obtained U.S. trademark registrations for our numerous products, including our proprietary bottle designs. Trademark registrations generally include specific product names, marks and label designs. The Widmer Brothers, Redhook, and Kona Brewing marks and certain other marks are also registered in various foreign countries. We regard our Widmer Brothers, Redhook, Kona Brewing and other trademarks as having substantial value and as being an important factor in the marketing of our products. We are not aware of any infringing uses that could materially affect our current business or any prior claim to the trademarks that would prevent us from using such trademarks in our business. Our policy is to pursue registration of our trademarks in our markets whenever possible and to oppose vigorously any infringement of our trademarks.

Employees

At December 31, 2011, we employed approximately 675 people, including 330 employees in the pubs, restaurant and retail stores, 180 employees in production, 120 employees in sales and marketing and 45 employees in corporate and administration. The pubs and restaurants have 195 part-time employees and 20 seasonal or temporary employees, both of which are included in the totals above. None of our employees are represented by a union or employed under a collective bargaining agreement. We believe our relations with our employees to be good.

Available Information

Our Internet address is www.craftbrew.com. There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish them to the Securities and Exchange Commission (“SEC”). Our SEC reports can be accessed through the investor relations section of our Web site. The information found on our Web site is not part of this or any other report we file with or furnish to the SEC.

Item 1A.	Risk Factors

If we are unable to gauge trends and react to changing consumer preferences in a timely manner, our sales and market share will decrease.
The costs and management attention involved in maintaining an innovative brand portfolio have been, and are expected to continue to be, significant. If we have not gauged consumer preferences correctly, or are unable to maintain consistently high quality beers as we develop new brands, our overall brand image may be damaged. If this were to occur, our future sales, results of operations and cash flows would be adversely affected.

Increased competition could adversely affect sales and results of operations.
We compete in the highly competitive craft brewing market, as well as in the much larger specialty beer category, which includes the imported beer segment and fuller-flavored beer offered by major national brewers. We also face increasing competition from producers of wine, spirits and flavored alcohol beverages offered by the larger spirit producers and national brewers. Increased competition could cause our future sales and results of operations to be adversely affected.

Our information systems may experience an interruption or breach in security.
We rely on computer information systems in the conduct of our business. We have policies and procedures in place to protect against and reduce the occurrence of failures, interruptions, or breaches of security of these systems. However, there can be no assurances that these policies and procedures will eliminate the occurrence of failures, interruptions or breaches of security or that they will adequately restore our systems or minimize any such events. The occurrence of a failure, interruption or breach of security of our computer information systems could result in loss of intellectual property, delays in our production, loss of critical information, or other events, any of which could harm our future sales or operating results.

Our business is sensitive to reductions in discretionary consumer spending.
Consumer demand for luxury or perceived luxury goods, including craft beer, is sensitive to downturns in the economy and the corresponding impact on discretionary spending. There is no assurance that the craft brewing segment will continue to experience growth in future periods. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, job losses and the resultant rising unemployment rate, perceived or actual disposable consumer income and wealth, and changes in consumer confidence in the economy, could significantly reduce customer demand for craft beer in general, and the products we offer specifically. Furthermore, our consumers may choose to replace our products with the fuller-flavored national brands or other more affordable, although lower quality, alternatives available in the market. Any such decline in consumption of our products would likely have a significant negative impact on our operating results.

We are dependent upon our continuing relationship with Anheuser-Busch, LLC and the current distribution network.
Substantially all of our products are sold and distributed through A-B’s distribution network. If the A-B Distributor Agreement were terminated, we would be faced with a number of operational tasks, including implementing information technology systems to manage our supply chain, order management and logistics, establishing and maintaining direct contracts with the existing wholesaler network or negotiating agreements with replacement wholesalers on an individual basis, and enhancing our credit evaluation, billing, accounts receivable, and regulatory processes. Such an undertaking would require significant effort and substantial time to complete, during which the distribution of our products could be impaired. While we believe that the total one-time and recurring costs associated with such an undertaking may be lower than the total fees paid under the current arrangement with A-B, there can be no assurance that costs of such an undertaking would not exceed the total fees currently paid to A-B.

Other products developed or introduced by A-B or its parent may reduce wholesaler attention and financial resources committed to our products. There is no assurance that we will be able to successfully compete in the marketplace against other A-B supported products or beers produced by other companies. A reduction in the level of A-B’s support of our products could cause our sales and results of operations to be adversely affected.

We are dependent on our wholesalers for the sale of our products.
Although substantially all of our products are sold and distributed through A-B, we continue to rely heavily on wholesalers, most of which are independent, for the sale of our products to retailers. Any disruption in the ability of the wholesalers, A-B, or us to distribute products efficiently due to any significant operational problems, such as wide-spread labor union strikes or the loss of a major wholesaler as a customer, could hinder our ability to get our products to retailers and could have a material adverse impact on our sales, results of operations and cash flows.

In 2008, A-B modified the restrictions around its program associated with its decade-long policy of rewarding financial incentives to those wholesalers and distributors that did not distribute malt beverage products other than those within the A-B brand family or affiliated entities, including our products. The modified program now allows A-B wholesalers to carry a small volume of competitive brands without foregoing all of the financial incentives associated with its incentive program. Media reports indicated that at the height of this program, 70 percent of A-B sales were made through wholesalers and distributors carrying only the A-B and alliance brands, but this amount has steadily declined to its present level of under 60 percent. Under the current version of the program, a second tier is available for those wholesalers who may be permitted to carry up to three percent of their volume in competitive beer brands and non-alcohol brands while retaining some of the financial benefits of the incentive program. In the opinion of our management, the modification has led to increased direct competition for us for the attention and focus of A-B wholesalers, as many specialty, regional and local craft brewers are now using the same distributors through which we market our products, and this could have a material impact on our sales, results of operations and cash flows.

Our agreements with A-B place limitations on our ability to engage in or reject certain transactions, including acquisitions and changes of control.
The Exchange Agreement requires us to obtain the consent of A-B prior to taking certain actions. The practical effect of these restrictions is to grant A-B the ability to veto certain transactions that management may believe to be in the best interest of our shareholders, including our expansion through acquisitions of other craft brewers or new brands, mergers with other brewing companies or distribution of our products outside of the United States. As a result, our financial condition, results of operations, cash flows and the trading price of our common stock may be adversely affected.

A-B holds certain rights affecting corporate governance and significant corporate transactions.  As of December 31, 2011, A-B owns approximately 32.2% of our outstanding common stock and, under the Exchange Agreement, has the right to appoint two designees to our board of directors. A-B also generally has the contractual right to have a designee on each of the board committees except where prohibited by law or stock exchange requirements, and in those cases an A-B designee acts as an observer. As a result, A-B may have significant influence, particularly with respect to matters requiring approval of our shareholders. This could limit the ability of other shareholders to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control of us. In addition, A-B may have actual or potential interests that differ from our other shareholders.

We are dependent on certain A-B information systems and operational support.
We rely on components of A-B’s supply-chain and financial information systems to support our operations, particularly for the distribution of and payment for our products. As the maintenance and upkeep of these systems is under A-B’s control, revisions to these systems and efforts to deal with any disruptions will be made at A-B’s direction, which may result in delays in the restoration of systems critical to our operations. Any disruption in these critical information services could have a material adverse effect on our financial condition, results of operations and cash flows. We may also incur incremental costs associated with changes to either A-B’s information systems, operational support or the A-B distribution network, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Operating breweries at production levels substantially below their current designed capacities could negatively impact our financial results.
As of December 31, 2011, the annual working capacity of our breweries was approximately 900,000 barrels. Due to many factors, including seasonality and production schedules of various draft products and bottled products and packages, actual production capacity will rarely, if ever, approach full working capacity. We believe that capacity utilization of the breweries will fluctuate throughout the year, and even though we expect that capacity of our breweries will be efficiently utilized during periods when our sales are strongest, there likely will be periods when the capacity utilization will be lower. If we experience contraction in our sales volumes, the resulting excess capacity and unabsorbed overhead will have an adverse effect on our gross margins, operating cash flows and overall financial performance. We periodically evaluate whether we expect to recover the costs of our production breweries over the course of their useful lives. If facts and circumstances indicate that the carrying value of these long-lived assets may be impaired, an evaluation of recoverability will be performed by comparing the carrying value of the assets to projected future undiscounted cash flows along with other quantitative and qualitative analyses. If we determine that the carrying value of such assets does not appear to be recoverable, we will recognize an impairment loss by a charge against current operations, which could have a material adverse effect on our results of operations.

Our sales are concentrated in the Pacific Northwest and California.
Nearly two-thirds of our sales in 2011 were in the Pacific Northwest and California and, consequently, our future sales may be adversely affected by changes in economic and business conditions within these areas. We also believe these regions are among the most competitive craft beer markets in the United States, both in terms of number of market participants and consumer awareness. The Pacific Northwest and California offer significant competition to our products, not only from other craft brewers but also from wine producers and flavored alcohol beverages.

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
If consumers were unwilling to accept our products or if general consumer trends caused a decrease in the demand for beer, including craft beer, it would adversely impact our sales and results of operations. If the markets for wine, spirits or flavored alcohol beverages continue to grow, this could draw consumers away from the beer industry in general and our products specifically and have an adverse effect on our sales and results of operations. Further, the alcoholic beverage industry has become the subject of considerable societal and political attention in recent years due to increasing public concern over alcohol-related social problems, including drunk driving, underage drinking and health consequences from the misuse of alcohol. As an outgrowth of these concerns, the possibility exists that advertising by beer producers could be restricted, that additional cautionary labeling or packaging requirements might be imposed or that there may be renewed efforts to impose, at either the federal or state level, increased excise or other taxes on beer sold in the United States. If beer in general were to fall out of favor among domestic consumers, or if the domestic beer industry were subjected to significant additional governmental regulation, it would likely have a significant adverse impact on our financial condition, operating results and cash flows.

We are dependent upon the services of our key personnel.
If we lose the services of any members of senior management or key personnel for any reason, we may be unable to replace them with qualified personnel, which could have a material adverse effect on our operations. Additionally, the loss of Terry Michaelson as our chief executive officer, and the failure to find a replacement satisfactory to A-B, would be a default under the A-B Distributor Agreement.

Our gross margin may fluctuate.
Future gross margin may fluctuate and even decline as a result of many factors, including: product pricing levels; sales mix between draft and bottled product sales and within the various bottled product packages; level of fixed and semi-variable operating costs; level of production at our breweries in relation to current production capacity; availability and prices of raw materials, production inputs such as energy, and packaging materials; rates charged for freight; and federal and state excise taxes. The high percentage of fixed and semi-variable operating costs causes our gross margin to be particularly sensitive to relatively small changes in sales volume.

We are subject to governmental regulations affecting our breweries and pubs.
Federal, state and local laws and regulations govern the production and distribution of beer, including permitting, licensing, trade practices, labeling, advertising and marketing, distributor relationships and various other matters. A variety of federal, state and local governmental authorities also levy various taxes, license fees and other similar charges and may require bonds to ensure compliance with applicable laws and regulations. Certain actions undertaken by us may cause the Alcohol and Tobacco Tax and Trade Bureau or any particular state or jurisdiction to revoke its license or permit, restricting our ability to conduct business. One or more regulatory authorities could determine that we have not complied with applicable licensing or permitting regulations or have not maintained the approvals necessary for us to conduct business within our jurisdiction. If licenses, permits or approvals necessary for our brewery or pub operations were unavailable or unduly delayed, or if any permits or licenses that we hold were to be revoked, our ability to conduct business may be disrupted, which would have a material adverse effect on our financial condition, results of operations and cash flows.

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
The U.S. federal government currently levies an excise tax of $18 per barrel on beer sold for consumption in the United States; however, brewers that produce less than two million barrels annually are taxed at $7 per barrel on the first 60,000 barrels shipped, with the remainder of the shipments taxed at the normal rate. Individual states that we operate in also impose excise taxes on beer and other alcohol beverages in varying amounts, which have been subject to change. Federal and state legislators routinely consider various proposals to impose additional excise taxes on the production of alcoholic beverages, including beer. Any such increases in excise taxes, if enacted, would adversely affect our financial condition, results of operations and cash flows.

Changes in state laws regarding distribution arrangements may adversely impact our operations. States in which we have a significant sales presence may enact legislation that significantly alters the competitive environment for the beer industry. Any change in the competitive environment in those states could have an adverse effect on our future sales and results of operations and may impact the financial stability of wholesalers on which we rely.

We may experience a shortage of kegs necessary to distribute draft beer.
We distribute our draft beer in kegs that are owned by us as well as leased from a third-party vendor, and, on a limited basis, from A-B. During periods when we experience stronger sales, we may need to rely on kegs leased from A-B and the third-party vendor to address the additional demand. If shipments of draft beer increase, we may experience a shortage of available kegs to fill sales orders. If we cannot meet our keg requirements through either lease or purchase, we may be required to delay some draft shipments. Such delays could have an adverse impact on sales and relationships with wholesalers and A-B. We may also decide to pursue other alternatives for leasing or purchasing kegs, but there is no assurance that we will be successful in securing additional kegs.

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
As of December 31, 2011, our deferred tax assets were primarily comprised of federal net operating losses (“NOLs”) of $4.5 million, or $1.5 million tax-effected; state NOL carryforwards of $129,000 tax-effected; and federal and state alternative minimum tax credit carryforwards of $726,000 tax-effected. The ultimate realization of deferred tax assets is dependent upon generating taxable income during the periods in which those temporary differences become deductible. To the extent that we are unable to generate adequate taxable income in future periods, we may be required to record a valuation allowance to provide for potentially expiring NOLs or other deferred tax assets. Any such allowance would generally be charged to earnings in the period of increase. In addition, as NOLs are utilized, the potential for audit by federal and state jurisdictions will increase. The NOLs generated by us in 1997 through 2003 will be used on the 2011 tax return, which means these NOLs can be audited. An audit of these NOLs could be time consuming and difficult given their age.

A small number of shareholders hold a significant ownership percentage of the Company and uncertainty over their continuing ownership plans could cause the market price of our common stock to decline.
As noted above, A-B has a significant ownership stake in us. In addition, the founders of Widmer Brothers Brewing Company (“WBBC”) and their close family members own approximately 3.4 million shares, or 18.0%, of our common stock. Collectively, these two groups own 50.2% of our equity. All of these shares are available for sale in the public market, subject to volume, manner of sale and other limitations under Rule 144 in the case of shares held by shareholders who are affiliates of us. Such sales in the public market or the perception that such sales could occur may cause the market price of our common stock to decline.

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
As a result of the KBC Merger, we have recognized a significant increase in our total intangible assets, including goodwill. As of December 31, 2011, we had $30.1 million in an assortment of intangible assets, on a net basis, which represented nearly 19% of our total assets. If any circumstances were to occur, such as economic recession or other factors causing a reduction in consumer demand, or for any other reason we were to experience a significant decrease in sales growth, which had a negative impact on our estimated cash flows associated with these assets, our analyses of these assets may conclude that a decrease in the fair value of these assets occurred. If this were to occur, we would be required to recognize a potentially significant loss on impairment of these assets. Any such impairment loss would be charged against current operations in the period of change.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own and operate four highly-automated, small-batch breweries: the Hawaiian Brewery, the New Hampshire Brewery, the Oregon Brewery and the Washington Brewery, as well as a small, manual brewpub-style brewing system at the Rose Quarter Brewery in Portland, Oregon. We lease the sites upon which the Hawaiian Brewery, the New Hampshire Brewery, and the Rose Quarter Brewery are located, in addition to our office space and warehouse locations in Portland, Oregon for our corporate, administrative and sales functions. These operating leases expire at various times between 2012 and 2047. Certain of these leases are with related parties. See Notes 18 and 19 of Notes to Consolidated Financial Statements included elsewhere herein for further discussion regarding these arrangements.

Certain information regarding our production breweries is as follows (in thousands of barrels):

Production Breweries	Square Footage	Current Annual Capacity	Estimated December 31, 2012 Annual Capacity	Maximum Annual Capacity
Oregon Brewery	185,000	455	645	650
Washington Brewery	128,000	220	220	280
New Hampshire Brewery	125,000	215	215	280
Hawaiian Brewery	11,000	10	10	10
		900	1,090	1,220

As of December 31, 2011, the total capacity of all our breweries was approximately 900,000 barrels annually. As a result of adding fermentation capacity and modifying our brewing schedules, we expect the total annual capacity of all of our breweries to increase to approximately 1,090,000 barrels by the end of 2012 based on our current product mix. Combined, our breweries have the potential to reach 1,220,000 barrels in annual production capacity when fully optimized based on the currently available space and current product mix.

Substantially all of the personal property and the real properties associated with the Oregon Brewery and the Washington Brewery secure our loan agreement with BofA. See Note 10 of Notes to Consolidated Financial Statements included elsewhere herein.

Item 3.	Legal Proceedings

We are involved, from time to time, in claims, proceedings and litigation arising in the normal course of business. We believe that, to the extent that any pending or threatened litigation involving us or our properties exists, such litigation will not likely have a material adverse effect on our financial condition or results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ Stock Market (“NASDAQ”) under the trading symbol HOOK. The table below sets forth, for the fiscal quarters indicated, the reported high and low sale prices of our common stock, as reported on the NASDAQ:

2010	High	Low
Quarter 1	$2.73	$2.16
Quarter 2	5.15	2.31
Quarter 3	9.94	4.40
Quarter 4	8.27	6.01

2011	High	Low
Quarter 1	$9.59	$6.96
Quarter 2	10.17	8.10
Quarter 3	8.95	5.31
Quarter 4	7.22	5.08

We had 677 common shareholders of record as of March 5, 2012.

We have not declared or paid any dividends during our existence. Under the terms of our loan agreement with BofA, we may not declare or pay dividends without BofA’s consent. We anticipate that, for the foreseeable future, all earnings will be retained for the operation and expansion of our business and that we will not pay cash dividends. The payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, capital and operating requirements, restrictions in future financing agreements, our general financial condition and general business conditions.

Equity Compensation Plans
Information regarding securities authorized for issuance under equity compensation plans is included in Item 12 of this Form 10-K.

Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
We did not repurchase any of our common stock during the fourth quarter of 2011.

Stock Performance Graph
The following line-graph presentation compares cumulative five-year shareholder returns on an indexed basis, assuming a $100 initial investment and reinvestment of dividends, of (a) Craft Brew Alliance, Inc., (b) a broad-based equity market index and (c) an industry-specific index. The broad-based market index used is the NASDAQ Composite Index and the industry-specific index used is the S&P 500 Beverages Index.

	Base	Indexed Returns
	Period	Year Ended
Company/Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Craft Brew Alliance, Inc.	$100.00	$127.88	$23.08	$46.15	$142.12	$115.77
NASDAQ Composite	100.00	109.81	65.29	93.95	109.84	107.86
S&P 500 Beverages Index	100.00	120.72	96.55	116.09	133.09	139.14

Item 6.	Selected Financial Data

The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

In thousands, except per share amounts	Year Ended December 31,
Statement of Operations Data	2011	2010	2009	2008	2007
Net sales(1)	$149,197	$131,731	$124,713	$79,761	$41,470
Cost of sales	104,011	98,064	97,230	65,646	36,785
Gross profit	$45,186	$33,667	$27,483	$14,115	$4,685
Selling, general and administrative expenses	$39,742	$29,938	$24,911	$19,894	$8,257
Loss on impairment of assets(2)	$-	$-	$-	$30,589	$-
Operating income (loss)	$5,444	$3,170	$2,347	$(36,761)	$(1,330)
Gain on sale of equity interest in Fulton Street Brewery, LLC	$10,432	$-	$-	$-	$-
Income before provision (benefit) for income taxes	$15,692	$2,786	$1,073	$(37,655)	$(1,115)
Provision (benefit) for income taxes	6,041	1,100	186	(4,377)	(176)
Net income (loss)	$9,651	$1,686	$887	$(33,278)	$(939)

Basic and diluted net income (loss) per share	$0.51	$0.10	$0.05	$(2.63)	$(0.11)

Shares used in basic per share calculations	18,834	17,523	17,004	12,660	8,331
Shares used in diluted per share calculations	18,931	17,568	17,041	12,660	8,331

	December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data
Cash and cash equivalents	$795	$164	$11	$11	$5,527
Working capital (deficit)	2,327	(4,435)	(2,527)	(927)	5,714
Total assets	158,908	158,266	141,585	147,805	71,390
Current portion of long-term debt and capital leases	596	2,460	1,481	1,394	15
Long-term debt and capital leases, net of current portion	13,188	24,675	24,685	31,834	31
Other long-term obligations	16,261	11,388	8,210	8,082	1,988
Shareholders’ equity	104,509	94,196	80,632	79,281	60,080

(1)	The increase in net sales in 2009 compared to 2008 and in 2008 compared to 2007 was primarily due to the merger with Widmer Brothers Brewing Company, which occurred July 1, 2008.
(2)
Loss on impairment of assets in 2008 included a $22.7 million charge for total impairment of goodwill, a $6.5 million charge for the partial write-down of trademarks associated with the Widmer brand and a $1.4 million charge for the partial write down of equity-method investments.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Craft Brew Alliance is the union of three unique pioneering craft brewers:

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

We operate in two segments: Beer Related operations and Pubs and Other. Beer Related operations include the brewing and sale of craft beers from our five breweries: Widmer Brothers and the Rose Quarter in Portland, Oregon; two Redhook, one in Woodinville, Washington and one in Portsmouth, New Hampshire; and Kona in Kona, Hawaii. Pubs and Other operations primarily include our five pubs, four of which are located adjacent to our Beer Related operations.

We proudly brew our Widmer Brothers, Redhook and Kona beers in each of our three company-owned mainland production breweries that are located in Portsmouth, New Hampshire (the “New Hampshire Brewery”); Portland, Oregon (the “Oregon Brewery”), which is our largest brewery; and in the Seattle suburb of Woodinville, Washington (the “Washington Brewery”). Our brewery located in Kailua-Kona, Hawaii (the “Hawaiian Brewery”) brews our Kona branded beers. We also own and operate a small manual style brewery, primarily used for small batch production and innovative brews, at the Rose Quarter in Portland, Oregon. We sell our beers primarily to wholesalers via a Master Distributor Agreement (“A-B Distributor Agreement”) with Anheuser-Busch, LLC (“A-B”). Redhook and Widmer Brothers beers are distributed in all 50 states and Kona beers are distributed in 29 states. Separate from our A-B wholesalers, we maintain an independent sales and marketing organization complete with resources across the key functions of brand management, field marketing, field sales, and national retail sales.

Following is a summary of our financial results:

	Net Sales	Net Income	Number of Barrels Sold
2011	$149.2 million	$9.7 million	672,600
2010	$131.7 million	$1.7 million	607,800
2009	$124.7 million	$0.9 million	587,500

The comparability of our results for 2011 relative to the results for 2010 and 2009 is significantly impacted by the merger with Kona Brewing Co., Inc. (“KBC”), which closed October 1, 2010 (“KBC Merger”), and by the sale of our equity interest in Fulton Street Brewery, LLC (“FSB”) during the second quarter of 2011. See Notes 7 and 8 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for more detailed information.

Results of Operations

The following table sets forth, for the periods indicated, certain information from our Consolidated Statements of Income expressed as a percentage of net sales(1):

	Year Ended December 31,
	2011	2010	2009
Sales	107.9%	106.9%	106.9%
Less excise tax	7.9	6.9	6.9
Net sales	100.0	100.0	100.0
Cost of sales	69.7	74.4	78.0
Gross profit	30.3	25.6	22.0
Selling, general and administrative expenses	26.6	22.7	20.0
Merger related expenses	-	0.4	0.2
Operating income	3.6	2.4	1.9
Income from equity method investments	0.5	0.6	0.4
Gain on sale of Fulton Street Brewery	7.0	-	-
Interest expense	(0.6)	(1.1)	(1.7)
Interest and other income, net	-	0.2	0.3
Income before income taxes	10.5	2.1	0.9
Income tax provision	4.0	0.8	0.1
Net income	6.5%	1.3%	0.7%

(1)  Percentages may not sum due to rounding.

Segment Information
Net sales, gross profit and gross margin information by segment was as follows (dollars in thousands):

	Year Ended December 31,
2011	Beer Related	Pubs and Other	Total
Net sales	$125,531	$23,666	$149,197
Gross profit	$41,372	$3,814	$45,186
Gross margin	33.0%	16.1%	30.3%

2010
Net sales	$117,563	$14,168	$131,731
Gross profit	$31,607	$2,060	$33,667
Gross margin	26.9%	14.5%	25.6%

2009
Net sales	$113,439	$11,274	$124,713
Gross profit	$25,827	$1,656	$27,483
Gross margin	22.8%	14.7%	22.0%

Sales by Category
The following tables set forth a comparison of sales by category (dollars in thousands):

	Year Ended December 31,		Dollar
Sales by Category	2011	2010	Change	% Change
A-B and A-B related	$130,137	$114,296	$15,841	13.9%
Pubs and Other(1)	23,666	14,168	9,498	67.0%
Contract brewing and other beer related	7,197	2,542	4,655	183.1%
Alternating proprietorship	-	9,846	(9,846)	(100.0)%
Gross sales	161,000	140,852	20,148	14.3%
Excise taxes	(11,803)	(9,121)	(2,682)	29.4%
Net sales	$149,197	$131,731	$17,466	13.3%

	Year Ended December 31,		Dollar
Sales by Category	2010	2009	Change	% Change
A-B and A-B related	$114,296	$110,840	$3,456	3.1%
Pubs and Other(1)	14,168	11,274	2,894	25.7%
Contract brewing and other beer related	2,542	450	2,092	N/M
Alternating proprietorship	9,846	10,744	(898)	(8.4)%
Gross sales	140,852	133,308	7,544	5.7%
Excise taxes	(9,121)	(8,595)	(526)	6.1%
Net sales	$131,731	$124,713	$7,018	5.6%

(1)	Other sales include sales of promotional merchandise and other.
N/M – Not meaningful

Shipments by Category
Shipments by category were as follows (in barrels):

Year Ended December 31,	2011 Shipments	2010 Shipments	Increase	% Change	Change in Depletions(1)
A-B	611,200	574,900	36,300	6.3%	6.5%
Contract brewing	49,300	23,100	26,200	113.4%
Pubs and Other	12,100	9,800	2,300	23.5%
Total	672,600	607,800	64,800	10.7%

Year Ended December 31,	2010 Shipments	2009 Shipments	Increase	% Change	Change in Depletions(1)
A-B	574,900	573,200	1,700	0.3%	1.6%
Contract brewing	23,100	5,000	18,100	362.0%
Pubs and Other	9,800	9,300	500	5.4%
Total	607,800	587,500	20,300	3.5%

(1)	Change in depletions reflects the year-over-year change in barrel volume sales of beer by wholesalers to retailers.

Shipments by Brand
The following table sets forth a comparison of shipments by brand (in barrels):

Year Ended December 31,	2011 Shipments	2010 Shipments	Increase (Decrease)	% Change	Change in Depletions
Widmer Brothers	271,200	277,200	(6,000)	(2.2)%	(2.1)%
Redhook	179,300	174,100	5,200	3.0%	3.0%
Kona	172,800	133,400	39,400	29.5%	29.0%
Total(1)	623,300	584,700	38,600	6.6%	6.5%

Year Ended December 31,	2010 Shipments	2009 Shipments	Increase (Decrease)	% Change	Change in Depletions
Widmer Brothers	277,200	285,700	(8,500)	(3.0)%	(2.0)%
Redhook	174,100	183,600	(9,500)	(5.2)%	(3.3)%
Kona	133,400	113,200	20,200	17.8%	18.5%
Total(1)	584,700	582,500	2,200	0.4%	1.6%

(1)	Total shipments by brand exclude private label shipments produced under our contract brewing arrangements.

The 6.6% increase in total shipments in 2011 compared to 2010 was primarily driven by our increased sales and marketing efforts and new brand and package introductions, which began in the fourth quarter of 2010. The rate of change in depletions, or sales by the wholesalers to retailers, for the Widmer Brothers, Redhook, and Kona beers increased 6.5% compared to 2010.

The increase in sales dollars to A-B and A-B related in 2011 compared to 2010 was primarily due to an increase in volume, higher selling prices for our beers and a shift in product mix towards bottle and high-end product, both of which carry a higher price per unit than draft. Gross sales were also favorably impacted by a decrease in the per barrel fee associated with sales to A-B as a result of amendments to our A-B Distributor Agreement, which is netted against revenue. Our savings from both the 2010 and 2011 amendments to the A-B Distributor Agreement approximated $3.9 for 2011. The amount of increase in sales realized for future periods may differ from these estimates due to the level, timing and geographic distribution of our shipments to A-B.

Exclusive of the impact of the favorable change in our per barrel margin fee, the average revenue per barrel on shipments of beer through the A-B distribution network increased by 4.4% in 2011 compared to 2010 and 2.8% in 2010 compared to 2009, primarily due to pricing increases and a shift in product mix towards both bottle and high-end product as mentioned above. Price changes implemented by us have generally followed craft beer market pricing trends. During 2011, 2010 and 2009, we sold 90.9%, 94.6% and 97.6%, respectively, of our beer through A-B at wholesale pricing levels.

The following table sets forth a comparison of our shipments by package, excluding private label shipments produced under our contract brewing arrangements (in barrels):

Year Ended	2011		2010		2009
December 31,	Shipments	% of Total	Shipments	% of Total	Shipments	% of Total
Draft	219,400	35.2%	227,100	38.8%	236,500	40.6%
Bottle	403,900	64.8%	357,600	61.2%	346,000	59.4%
Total	623,300	100.0%	584,700	100.0%	582,500	100.0%

The decrease in the Widmer Brothers brand shipments was primarily due to the continuing pressure on our Hefeweizen beer in the very competitive wheat beer category in the craft segment. This increased competition from large, multi-national wheat beer competitors had a negative impact on Hefeweizen sales. Partially offsetting this decrease was the success of our focus on the Core and High-End Widmer Brothers brands, which is fueling broader awareness of the overall Widmer Brothers brand.

We believe the growth in our Redhook brand during 2011 was a result of our investments in new packaging, brand introductions, and marketing initiatives.

Kona continues to be one of the fastest growing brands in the craft category, as seen in the increase in shipments in 2011 compared to 2010 and 2010 compared to 2009. This is based on the consumer’s connection with the Always Aloha message and quality of the beer.

The increase in contract brewing sales in 2011 compared to 2010 was primarily due to an increase in shipments under an existing third-party contract and the contribution of shipments under a new three-year contract brewing arrangement with FSB, which was entered into in the first quarter of 2011.

The increase in Pubs and Other sales in 2011 compared to 2010 was primarily due to the addition of pub operations acquired with the KBC Merger.

The increase in contract brewing sales in 2010 compared to 2009 was due to a full year of shipments in 2010 compared to roughly one quarter of shipments in 2009.

Prior to the KBC Merger, we earned revenue in connection with an alternating proprietorship agreement with Kona, including fees for leasing the Oregon Brewery and sales of raw materials. Subsequent to the KBC Merger, any such intercompany activities are eliminated, including the revenues associated with the alternating proprietorship agreement.

The increase in excise taxes in 2011 compared to 2010 was driven by three factors: i) increases in shipments; ii) the addition of excise taxes relating to shipments of Kona beers that were previously recognized by Kona prior to the KBC Merger; and iii) a marginal tax rate increase after the KBC Merger as the combined companies are eligible for only a single excise tax exemption. Increase in shipment volume was the most significant factor for the increase in excise taxes in 2010 compared to 2009. Also contributing to the increases in both periods was an increase in the marginal tax rate for beer produced in Washington state, which became effective in the second half of 2010.

Cost of Sales
Cost of sales includes purchased raw materials, direct labor, overhead and shipping costs.

Information regarding cost of sales was as follows (dollars in thousands):

	Year Ended December 31,		Dollar
	2011	2010	Change	% Change
Beer Related	$84,159	$85,956	$(1,797)	(2.1)%
Pubs and Other	19,852	12,108	7,744	64.0%
Total	$104,011	$98,064	$5,947	6.1%

	2010	2009
Beer Related	$85,956	$87,612	$(1,656)	(1.9)%
Pubs and Other	12,108	9,618	2,490	25.9%
Total	$98,064	$97,230	$834	0.9%

The decrease in Beer Related cost of sales in 2011 compared to 2010 was primarily due to the elimination of costs associated with our Kona operations prior to the KBC Merger, including elimination of all alternating proprietorship related costs, and improved performance and quality trends in 2011. This was partially offset by the increase in shipments discussed above, including the mix shift from draft to bottle as the per barrel equivalent cost of bottle is more than draft, as well as increased shipping costs due to fuel surcharges.

The decrease in Beer Related cost of sales in 2010 compared to 2009 was primarily due to decreases in unit costs for certain core production inputs, raw materials, packaging materials and cooperage costs, partially offset by the increased shipments discussed above, as well as costs associated with a significant quantity of beer in 2010 that did not meet our exacting quality standards, causing us to dispose of in-process and finished draft and packaged beer.

The increases in Pubs and Other cost of sales in 2011 compared to 2010 and in 2010 compared to 2009 were primarily associated with the acquired Kona pub operations. These operations had a positive impact on our gross profit as discussed below.

Gross Profit
Information regarding gross profit was as follows (dollars in thousands):

	Year Ended December 31,		Dollar
	2011	2010	Change	% Change
Beer Related	$41,372	$31,607	$9,765	30.9%
Pubs and Other	3,814	2,060	1,754	85.1%
Total	$45,186	$33,667	$11,519	34.2%

	2010	2009
Beer Related	$31,607	$25,827	$5,780	22.4%
Pubs and Other	2,060	1,656	404	24.4%
Total	$33,667	$27,483	$6,184	22.5%

Gross profit as a percentage of net sales, or gross margin rate, was as follows:

	Year Ended December 31,
	2011	2010	2009
Beer Related	33.0%	26.9%	22.8%
Pubs and Other	16.1%	14.5%	14.7%
Overall	30.3%	25.6%	22.0%

The increases in gross profit in 2011 compared to 2010 and in 2010 compared to 2009 were primarily due to the improvements in gross margin rate and the increases in sales discussed above, which included the reduction in A-B fees. The improvements in gross margin rate were primarily due to an improved cost structure related to our Kona operations following the KBC Merger, which included elimination of the alternating proprietorship revenue and cost of sales, improved brewery performance and quality trends, increased capacity utilization and a shift in mix to our higher-end beer products. These improvements were partially offset by the mix shift from draft to bottle sales as the barrel equivalent of bottle gross profit is lower than draft, as well as an increased cost of shipping as a result of fuel surcharges.

Total approximate capacity utilization, which is calculated by dividing total shipments by the approximate working capacity, was 75%, 66% and 68% for the years ended December 31, 2011, 2010 and 2009, respectively. Each year’s total capacity is calculated using the product mix actually experienced in the specific year, which causes variances in total capacity from year-to-year, exclusive of changes to brewing equipment. Working capacity is the theoretical maximum output of all of our breweries and is based on running each of our facilities 24 hours-per-day, seven days-per-week with full batches for each beer brewed. Working capacity does not take into account demand fluctuations due to seasonality, the perishability of beer, or product mix evolving in favor of higher-end, lower volume brands. Considering these constraints, capacity utilization is unlikely to exceed approximately 85% of working capacity in a given 12-month period, unless we utilize external contract brewing resources during peak periods.  We entered into a three-year contract brewing agreement for FSB during the first quarter of 2011, which contributed to the improvements in capacity utilization in 2011 compared to 2010.

Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) include compensation and related expenses for personnel, travel, outside services, expenses incurred for our sales, marketing, customer support, management, legal and other professional and administrative support functions, as well as costs to operate as a public company.

Information regarding SG&A was as follows (dollars in thousands):

	Year Ended December 31,		Dollar
	2011	2010	Change	% Change
	$39,742	$29,938	$9,804	32.7%
As a % of net sales	26.6%	22.7%

	2010	2009
	$29,938	$24,911	$5,027	20.2%
As a % of net sales	22.7%	20.0%

The increase in SG&A and SG&A as a percentage of net sales in 2011 compared to 2010 was primarily due to an increase in sales and marketing costs, principally comprised of labor costs related to our national sales organization, packaging design and development, promotions and sponsorship activity, point of sale and related trade merchandise, and brand platform enhancements. Administrative costs associated with the operations acquired with the KBC Merger in October 2010 also contributed to the increases.

The increase in our sales and marketing expenditures reflect our investment in critical initiatives that have led to sales and profit growth. We expect that the rate of increase in SG&A spending going forward will not be as significant as seen during 2011. In conjunction with our acquisition of Kona, sale of FSB, and rebranding efforts, we are aggressively targeting growth through national retail sales and eastern U.S. expansion.

The increase in SG&A and SG&A as a percentage of net sales in 2010 compared to 2009 was due primarily to an increase in direct costs associated with sales and marketing activities, and costs associated with the Kona operations following the acquisition in the fourth quarter of 2010.

We incur costs for the promotion of our products through a variety of advertising programs with our wholesalers and downstream retailers. These costs are included in SG&A expenses. Local wholesalers often share in the cost of the program. Reimbursements from wholesalers for advertising and promotion activities are recorded as a reduction to SG&A expenses. Pricing discounts to wholesalers are recorded as a reduction to sales. The wholesalers’ contribution in the aggregate toward these activities was an immaterial percentage of net sales in 2011, 2010 and 2009. Depending on the industry and market conditions, we may adjust our advertising and promotional efforts in a wholesaler’s market if a change occurs in a cost-sharing arrangement. The timing of these efforts may also be adjusted due to opportunities available to us over the course of the year.

Merger-Related Expenses
Merger-related expenses of $559,000 in 2010 primarily included activities associated with the KBC Merger, including legal, consulting, accounting and other professional fees, and severance costs.

Merger-related expenses of $225,000 in 2009 primarily included severance expenses associated with our 2008 merger with Widmer Brothers Brewing Company (“WBBC”).

Income from Equity Method Investments
Income from equity method investments included our share of FSB’s net income through the date of sale in May 2011 and our share of Kona’s net income through the date of the KBC Merger in October 2010. Since completion of the KBC Merger, Kona’s operating results have been included in our consolidated operating results.

Income from equity method investments was as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
FSB	$691	$696	$441
Kona	-	146	111
Total	$691	$842	$552

Gain on Sale of FSB
Our pre-tax gain on the sale of FSB totaled $10.4 million, which resulted from proceeds of $16.3 million less the investment in FSB of $5.9 million.

Interest Expense
Information regarding interest expense was as follows (dollars in thousands):

Year Ended December 31,		Dollar
2011	2010	Change	% Change
$918	$1,497	$(579)	(38.7)%

2010	2009
$1,497	$2,139	$(642)	(30.0)%

	Year Ended December 31,
	2011	2010	2009
Average debt outstanding	$20,163	$24,236	$31,613
Average interest rate	3.43%	3.34%	4.68%

The decrease in interest expense in 2011 compared to 2010 was due to the expiration of a non-qualifying interest rate swap in the fourth quarter of 2010 and lower average outstanding borrowings. The increase in the average interest rate on outstanding borrowings was due to the reduction in the outstanding balance on lower interest rate debt during 2011, partially offset by modifications we negotiated with our primary lender in the latter part of 2010 as a result of our improved financial condition. The decrease in average outstanding borrowings was primarily the result of using a portion of the proceeds from the sale of FSB to repay the $7.5 million outstanding on our line of credit.

The decrease in interest expense in 2010 compared to 2009 was due to higher debt balances in 2009 to support our capital project and working capital requirements for 2009. We were able to pay down our outstanding borrowings during 2010. The lower average interest rate in 2010 compared to 2009 was primarily due to our improved financial results and an associated decrease in our funded debt, and modifications we negotiated with our primary lender in the latter part of 2010.

Income Tax Provision
Our effective income tax rate was 38.5%, 39.5% and 17.3% in 2011, 2010 and 2009, respectively. The effective income tax rates reflect the impact of non-deductible expenses, primarily meals and entertainment and state and local taxes.

The rate in 2010 also reflects non-deductible merger-related expenses and a $100,000 reduction to our valuation allowance during the second quarter of 2010. We made this reduction, eliminating the valuation allowance, due to the cumulative earnings generated and other evidence available to us regarding the potential of fully utilizing our outstanding net operating loss carryforwards.

The income tax provision for 2009 also reflects the reversal of $900,000 of our $1.0 million valuation allowance, based on our assessment that it was more likely than not that certain deferred tax assets would be realized. Our assessment was primarily based upon the future reversal of existing temporary differences, primarily depreciation and amortization, and our 2009 operating results. This favorable effect was partially offset by the impact of non-deductible expenses, a shift in the destination of our shipments, resulting in a greater apportionment of earnings and related deferred tax liabilities to states with higher statutory tax rates than in prior periods, and the then-expected settlement with the Internal Revenue Service (“IRS”) regarding its examination of our income tax returns for 2007 and 2008 filed by WBBC and related adjustments to deferred tax accounts recorded in the WBBC Merger.

Liquidity and Capital Resources

We have required capital primarily for the construction and development of our production breweries, to support our expansion and growth plans and to fund our working capital needs. Historically, we have financed our capital requirements through cash flow from operations, bank borrowings and the sale of common and preferred stock. We anticipate meeting our obligations for the twelve months beginning January 1, 2012 primarily from cash flows generated from operations. In addition, we may borrow under our line of credit facility as the need arises. Capital resources available to us at December 31, 2011 included $795,000 of cash and $22.0 million available under our line of credit facility.

With the receipt of $15.7 million in cash related to the sale of our equity interest in FSB to A-B and reimbursement of certain transaction fees, we repaid the $7.5 million of outstanding borrowings under our revolving line of credit. We anticipate that the remaining $0.8 million, which is being held in escrow, will be released to us in two equal payments on May 2, 2012 and November 2, 2012, subject to indemnification claims, if any.

We had $795,000 and $164,000 of cash at December 31, 2011 and 2010, respectively. At December 31, 2011, we had working capital of $2.3 million compared to a working capital deficit of $4.4 million at December 31, 2010. Our debt as a percentage of total capitalization (total debt and common shareholders’ equity) was 11.7% and 22.4% at December 31, 2011 and 2010, respectively.

A summary of our cash flow information was as follows (dollars in thousands):

	Year Ended December 31,
	2011	2010	2009
Cash flows provided by operating activities	$6,728	$10,798	$8,954
Cash flows provided by (used in) investing activities	7,131	(10,313)	(2,167)
Cash flows used in financing activities	(13,228)	(332)	(6,787)
Increase in cash	$631	$153	$-

Cash provided by operating activities of $6.7 million in 2011 resulted from our net income of $9.7 million and net non-cash expense of $1.4 million, partially offset by changes in our operating assets and liabilities as discussed in more detail below.

Accounts receivable, net increased $2.8 million to $13.3 million at December 31, 2011 compared to $10.5 million at December 31, 2010. This increase was primarily due to a $1.4 million increase in our receivable from A-B, which totaled $8.3 million at December 31, 2011, as well as a $704,000 increase in our receivable from FSB, which totaled $712,000 at December 31, 2011. Historically, we have not had collection problems related to our accounts receivable.

Inventories increased $0.7 million to $9.4 million at December 31, 2011 compared to $8.7 million at December 31, 2010, primarily due to an increase in volume and demand.

Accounts payable decreased $2.8 million to $11.0 million at December 31, 2011 compared to $13.8 million at December 31, 2010, primarily due to a $3.2 million decrease in our payable to FSB, which totaled $127,000 at December 31, 2011. This was partially offset by a $256,000 increase in the portion of our payable to A-B that is included in Accounts payable, which totaled $1.4 million at December 31, 2011, and increased inventory purchases to support our increased level of sales.

As of December 31, 2011, we had the following net operating loss carryforwards (“NOLs”) available to offset payment of future income taxes:

•	federal NOLs of $4.5 million, or $1.5 million tax-effected; and
•	state NOLs of $129,000 tax-effected.

We anticipate that we will utilize these remaining NOLs in the near future and, accordingly, once utilized, we will be required to satisfy our income tax obligations with cash.

Capital expenditures of $8.5 million in 2011 were primarily for the purchase or retrofitting of equipment to upgrade our breweries and the planning and design of a company-wide supply chain management system. For 2012, we anticipate capital expenditures of approximately $8.5 million to $9.5 million primarily for investments in capacity and efficiency.

Cash flows used in financing activities primarily consisted of net repayments on our line of credit and other long-term debt obligations.

We have a loan agreement (as amended, the “Loan Agreement”) with BofA, which is presently comprised of a $22.0 million revolving line of credit (“Line of Credit”), including provisions for cash borrowings and up to $2.5 million notional amount of letters of credit, and a $12.2 million term loan (“Term Loan”). We may draw upon the Line of Credit for working capital and general corporate purposes. At December 31, 2011, we had no borrowings outstanding under the Line of Credit and we were in compliance with the financial covenants associated with the Loan Agreement.

See Note 10 of Notes to Consolidated Financial Statements for additional information.

Contractual Commitments and Obligations

The following is a summary of our contractual commitments and obligations as of December 31, 2011 (in thousands):

	Payments Due By Period
Contractual Obligation	Total	2012	2013 and 2014	2015 and 2016	2017 and beyond
Term loan	$12,240	$418	$942	$1,065	$9,815
Interest on term loan(1)	907	156	293	268	190
Promissory notes	600	-	-	600	-
Interest on promissory notes	492	144	288	60	-
Note with related party	519	173	346	-	-
Interest on note with related party	37	21	16	-	-
Operating leases	17,697	1,341	2,141	1,700	12,515
Capital leases	23	6	11	6	-
Purchase commitments	17,134	13,354	3,168	612	-
Sponsorship obligations	2,953	1,574	1,299	80	-
Interest rate swap(2)	574	387	187	-	-
	$53,176	$17,574	$8,691	$4,391	$22,520

(1)	The variable interest rate on our term loan was 1.27% at December 31, 2011.
(2)	The fixed rate on our interest rate swap is 4.48%. We pay that fixed rate less the Benchmark Rate, which, at December 31, 2011, was 0.27%.

See Notes 10, 11 and 18 of Notes to Consolidated Financial Statements for additional information.

Inflation

We believe that the impact of inflation was minimal on our business in 2011, 2010 and 2009.

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

Goodwill
Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is allocated to our reporting units based on relative fair value of the future benefit of the purchased and existing operations. Reporting units may be operating segments as a whole or an operation one level below an operating segment, referred to as a component. Our reporting units are consistent with the operating segments identified in “Note 13. Segment Results and Concentrations” in Part II, Item 8 of this Form 10-K.

We perform an annual impairment assessment as of December 31 of each year, or more frequently if indicators of potential impairment exist, to determine whether it is more likely than not that the fair value of a reporting unit in which goodwill resides is less than its carrying value. For reporting units in which this assessment concludes that it is more likely than not that the fair value is more than its carrying value, goodwill is not considered impaired and we are not required to perform the two-step goodwill impairment test. Qualitative factors considered in this assessment include, but are not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, entity specific factors such as strategies and financial performance. We are not required to perform a qualitative assessment for our annual impairment test and may instead bypass the qualitative assessment and perform the two-step goodwill impairment test.

For reporting units in which the impairment assessment concludes that it is more likely than not that the fair value is less than its carrying value, we perform the first step of the goodwill impairment test, which compares the fair value of the reporting unit to its carrying value. If the carrying value exceeds the fair value, the second step includes determining the implied fair value of goodwill, which is then compared with the carrying amount to determine if an impairment loss is recorded. We use a combination of valuation methods, market capitalization and income approach, to estimate the fair value of the reporting units.

The significant estimates and assumptions used by management in assessing the recoverability of goodwill are estimated future cash flows, present value discount rate, estimated growth of the overall craft beer segment, and other factors. If our estimated future cash flows were to significantly decline, an impairment charge could result. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgment.

Indefinite-Lived Intangible Assets
We review indefinite-lived intangible assets, primarily comprised of our trademarks, domain name and recipes, for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future discounted cash flows that the asset is expected to generate. If it is determined that an individual asset is impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

The assumptions and estimates used to determine future values and remaining useful lives of our intangible are complex and subjective. They can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for specific product lines.

Long-Lived Asset Impairment
We evaluate potential impairment of our long-lived assets, including our distributor agreements, non-compete agreements and other intangible assets, when facts and circumstances indicate that the carrying values of such long-lived assets may be impaired. In such cases, an evaluation of recoverability is performed by comparing the carrying value of the assets to the projected future undiscounted cash flows and by preparing other quantitative and qualitative analyses. Upon indication that the carrying value of such assets may not be recoverable, we recognize an impairment loss during the current period. We did not identify indicators of impairment during 2011, 2010 or 2009.

Refundable Deposits on Kegs
We distribute our draft beer in kegs that are owned by us, as well as in kegs that have been leased from third parties. Kegs that are owned by us are reflected as a component of Property, equipment and leasehold improvements in our Consolidated Balance Sheets at cost and are depreciated over the estimated useful life of the keg. When draft beer is shipped to the wholesaler, regardless of whether the keg is owned or leased, we collect a refundable deposit, reflected as a current liability in our Consolidated Balance Sheets. Upon return of the keg to us, the deposit is refunded to the wholesaler. When a wholesaler cannot account for some of our kegs for which it is responsible, it pays us a fixed fee and forfeits its deposit for each keg determined to be lost. We have experienced some loss of kegs and anticipate that some loss will occur in future periods due to the significant volume of kegs handled by each wholesaler and retailer, the similarities between kegs owned by most brewers, and the relatively low deposit collected on each keg when compared with the market value of the keg. We believe that this is an industry-wide problem and our loss experience is typical of the industry. In order to estimate forfeited deposits attributable to lost kegs, we periodically use internal records, A-B records, other third-party records, and historical information to estimate the physical count of kegs held by wholesalers and A-B.

These estimates affect the amount recorded as brewery equipment and refundable deposits as of the date of the consolidated financial statements. The actual liability for refundable deposits could differ from estimates.

Revenue Recognition
We recognize revenue from product sales, net of excise taxes, discounts and certain fees we must pay in connection with sales to a member of the A-B wholesale distributor network, when the products are delivered to the member. A member of the A-B wholesale distributor network may be a branch of A-B or an independent wholesale distributor.

We recognize revenue on contract brewing sales when the product is shipped to our contract brewing customer.

We recognize revenue on retail sales at the time of sale and we recognize revenue from events at the time of the event.

Deferred Taxes
Deferred tax assets arise from the tax benefit of amounts expensed for financial reporting purposes but not yet deducted for tax purposes and from unutilized tax credits and net operating loss carry forwards. We evaluate our deferred tax assets on a regular basis to determine if a valuation allowance is required. To the extent it is determined the recoverability of the deferred tax assets is not more likely than not, we will record a valuation allowance against deferred tax assets. If we are unable to generate adequate taxable income in future periods or our assessment that it is more likely than not that certain deferred tax assets will be realized is otherwise not accurate, we may incur charges in future periods to record a valuation allowance on our gross deferred tax assets.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

See Note 3 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk
We have assessed our vulnerability to certain market risks, including interest rate risk associated with financial instruments included in cash and long-term debt. To mitigate this risk, we entered into a five-year interest rate swap agreement, which expires July 1, 2013, to hedge the variability of interest payments associated with our variable-rate borrowings. Through this swap agreement, we pay interest at a fixed rate of 4.48% and receive interest at a floating-rate of the one-month LIBOR, which was 1.27% at December 31, 2011. Since the interest rate swap hedges the variability of interest payments on variable rate debt with similar terms, it qualifies for cash flow hedge accounting treatment. This interest rate swap reduces our overall interest rate risk. We did not have any unhedged variable rate debt outstanding at December 31, 2011.

Due to the nature of our highly liquid cash, an increase or decrease in interest rates would not materially affect the fair value of our cash, nor the related interest income.

Item 8.	Financial Statements and Supplementary Data

Unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2011 is as follows:

2011 (In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$32,297	$41,496	$40,477	$34,927
Cost of sales	23,069	28,038	27,762	25,142
Gross profit	9,228	13,458	12,715	9,785
Selling, general and administrative expenses	9,289	10,670	10,530	9,253
Operating income (loss)	(61)	2,788	2,185	532
Income from equity-method investments	356	335	-	-
Gain on sale of equity interest in Fulton Street Brewery, LLC	-	10,398	-	34
Other expense, net	(269)	(253)	(183)	(170)
Income before income taxes	26	13,268	2,002	396
Income tax provision	10	5,108	771	152
Net income	$16	$8,160	$1,231	$244
Basic and diluted net income per share	$-	$0.43	$0.07	$0.01

Shares used in basic per share calculation	18,819	18,829	18,843	18,845
Shares used in diluted per share calculation	18,928	18,945	18,935	18,942

2010 (In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$27,452	$37,239	$36,718	$30,322
Cost of sales	20,605	26,841	28,090	22,528
Gross profit	6,847	10,398	8,628	7,794
Selling, general and administrative expenses	6,205	7,545	7,717	8,471
Merger-related expenses	-	-	353	206
Operating income (loss)	642	2,853	558	(883)
Income from equity-method investments	85	338	263	156
Other expense, net	(346)	(334)	(282)	(264)
Income (loss) before income taxes	381	2,857	539	(991)
Income tax provision (benefit)	172	1,123	163	(358)
Net income (loss)	$209	$1,734	$376	$(633)
Basic and diluted net income (loss) per share	$0.01	$0.10	$0.02	$(0.03)

Shares used in basic per share calculation	17,074	17,084	17,119	18,801
Shares used in diluted per share calculation	17,101	17,131	17,232	18,801

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Craft Brew Alliance, Inc.

We have audited the accompanying consolidated balance sheets of Craft Brew Alliance, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, common shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Craft Brew Alliance, Inc. as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with generally accepted accounting principles in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Craft Brew Alliance, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ Moss Adams LLP

Seattle, Washington
March 14, 2012

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31,
	2011	2010

Assets
Current assets:
Cash	$795	$164
Accounts receivable, net	13,326	10,514
Inventories	9,446	8,729
Deferred income tax asset, net	894	932
Other current assets	2,816	3,233
Total current assets	27,277	23,572

Property, equipment and leasehold improvements, net	100,725	98,778
Equity method investment in Fulton Street Brewery, LLC	-	5,240
Goodwill	12,917	12,917
Intangible and other assets, net	17,989	17,759
Total assets	$158,908	$158,266

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$10,994	$13,825
Accrued salaries, wages and payroll taxes	4,524	4,053
Refundable deposits	7,400	6,291
Other accrued expenses	1,436	1,378
Current portion of long-term debt and capital lease obligations	596	2,460
Total current liabilities	24,950	28,007

Long-term debt and capital lease obligations, net of current portion	13,188	24,675
Fair value of derivative financial instruments	572	849
Deferred income tax liability, net	15,210	10,118
Other liabilities	479	421
Total liabilities	54,399	64,070

Commitments and contingencies

Common shareholders' equity:
Common stock, $0.005 par value. Authorized 50,000,000 shares; issued and outstanding 18,844,817 and 18,819,053	94	94
Additional paid-in capital	135,091	134,601
Accumulated other comprehensive loss	(356)	(528)
Accumulated deficit	(30,320)	(39,971)
Total common shareholders' equity	104,509	94,196
Total liabilities and common shareholders' equity	$158,908	$158,266

The accompanying notes are an integral part of these financial statements.

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009

Sales	$161,000	$140,852	$133,308
Less excise taxes	11,803	9,121	8,595
Net sales	149,197	131,731	124,713
Cost of sales	104,011	98,064	97,230
Gross profit	45,186	33,667	27,483
Selling, general and administrative expenses	39,742	29,938	24,911
Merger related expenses	-	559	225
Operating income	5,444	3,170	2,347
Income from equity method investments	691	842	552
Gain on sale of equity interest in Fulton Street Brewery, LLC	10,432	-	-
Interest expense	(918)	(1,497)	(2,139)
Interest and other income, net	43	271	313
Income before income taxes	15,692	2,786	1,073
Income tax provision	6,041	1,100	186
Net income	$9,651	$1,686	$887

Basic and diluted net income per share	$0.51	$0.10	$0.05

Shares used in basic per share calculations	18,834	17,523	17,004

Shares used in diluted per share calculations	18,931	17,568	17,041

The accompanying notes are an integral part of these financial statements.

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(In thousands)

				Accumulated		Total
			Additional	Other		Common
	Common Stock		Paid-In	Comprehensive	Retained	Shareholders'
	Shares	Par Value	Capital	Loss	Deficit	Equity
Balance at December 31, 2008	16,948	$85	$122,433	$(693)	$(42,544)	$79,281
Issuance of shares under stock plans	108	-	207	-	-	207
Stock-based compensation	18	-	42	-	-	42
Compreshensive income:
Unrealized gains on derivative financial instruments, net of tax provision of $117	-	-	-	215	-	215
Net income	-	-	-	-	887	887
Total comprehensive income						1,102
Balance at December 31, 2009	17,074	85	122,682	(478)	(41,657)	80,632
Issuance of shares under stock plans	60	1	126	-	-	127
Stock-based compensation	18	-	99	-	-	99
Issuance of shares pursuant to merger with Kona
Brewing Co., Inc.	1,667	8	11,694	-	-	11,702
Compreshensive income:
Unrealized losses on derivative financial instruments, net of tax benefit of $31	-	-	-	(50)	-	(50)
Net income	-	-	-	-	1,686	1,686
Total comprehensive income						1,636
Balance at December 31, 2010	18,819	94	134,601	(528)	(39,971)	94,196
Issuance of shares under stock plans	10	-	23	-	-	23
Stock-based compensation	16	-	467	-	-	467
Compreshensive income:
Unrealized gains on derivative financial instruments, net of tax provision of $105	-	-	-	172	-	172
Net income	-	-	-	-	9,651	9,651
Total comprehensive income						9,823
Balance at December 31, 2011	18,845	$94	$135,091	$(356)	$(30,320)	$104,509

The accompanying notes are an integral part of these financial statements.

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2011	2010	2009

Cash flows from operating activities:
Net income	$9,651	$1,686	$887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,204	7,044	7,313
Income from equity method investments, net of distributions received	(691)	(647)	(513)
Gain on sale of equity interest in Fulton Street Brewery, LLC	(10,432)	-	-
(Gain) loss on sale or disposal of preperty, equipment and leasehold improvements	(1)	102	31
Deferred income taxes	5,025	1,082	(56)
Stock-based compensation	467	99	42
Other	(135)	(282)	(136)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,976)	2,017	1,391
Inventories	(640)	1,445	(202)
Other current assets	418	590	791
Other assets	(495)	36	72
Accounts payable and other accrued expenses	(2,773)	(1,353)	(1,162)
Accrued salaries, wages and payroll taxes	471	(1,230)	802
Refundable deposits	635	209	(306)
Net cash provided by operating activities	6,728	10,798	8,954

Cash flows from investing activities:
Expenditures for property, equipment and leasehold improvements	(8,488)	(4,669)	(2,303)
Proceeds from sale of property, equipment and leasehold improvements	120	160	136
Cash paid for merger with Kona Brewing Co., Inc. and related entities, net	-	(6,206)	-
Proceeds received for federal grant assiciated with photovolatic system	-	402	-
Proceeds from the sale of equity interest in Fulton Street Brewery, LLC	15,527	-	-
Other	(28)	-	-
Net cash provided by (used in) investing activities	7,131	(10,313)	(2,167)

Cash flows from financing activities:
Principal payments on debt and capital lease obligations	(5,751)	(1,505)	(1,394)
Net borrowings (repayments) under revolving line of credit	(7,500)	1,100	(5,600)
Proceeds from issuances of common stock	23	127	207
Debt issuance costs	-	(54)	-
Net cash used in financing activities	(13,228)	(332)	(6,787)

Increase in cash	631	153	-

Cash:
Beginning of period	164	11	11
End of period	$795	$164	$11

Supplemental disclosure of cash flow information:
Cash paid for interest	$972	$1,625	$2,265
Cash paid (received) for income taxes, net	675	223	(760)

Supplemental disclosure of non-cash information:
Fair value of common stock issued in connection with acquisition of Kona Brewing Co., Inc. and related entities	$-	$11,702	$-
Receivable from sale of equity interest in Fulton Street Brewery, LLC	$836	$-	$-

The accompanying notes are an integral part of these financial statements.

CRAFT BREW ALLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature of Operations

Overview
Craft Brew Alliance, Inc. was formed in 1981 to brew and sell craft beer. We produce, sell and market on a national basis innovative bottled and draft products for the Widmer Brothers, Redhook and Kona brands at our five company-owned breweries and operate five pubs that promote our products, offer dining and entertainment facilities and sell retail merchandise. Our common stock trades on the Nasdaq Stock Market under the trading symbol “HOOK.”

Our products are distributed domestically in all 50 states. This national footprint was established primarily through a series of distribution agreements with Anheuser-Busch, LLC (“A-B”), a significant shareholder. In 2004, we and A-B entered into three agreements, an exchange and recapitalization agreement (as amended, the “Exchange Agreement”), a distribution agreement (as amended, the “A-B Distributor Agreement”) and a registration rights agreement that collectively constitute the framework of our existing relationship with A-B.

Under the present terms of the A-B Distribution Agreement, we distribute our products in substantially all of our markets through A-B’s seamless national wholesale distributor network. A-B’s domestic wholesale distributor network consists of a significant number of independent wholesale distributors and branches owned and operated by A-B. The A-B Distribution Agreement is subject to early termination, by either party, upon the occurrence of certain events. The A-B Distribution Agreement expires December 31, 2018, but may be automatically renewed for an additional ten-year period absent A-B providing written notice to the contrary on or prior to June 30, 2018.

Basis of Presentation
The consolidated financial statements include the accounts of Craft Brew Alliance, Inc. and our wholly owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation.

Note 2.  Significant Accounting Policies

Cash
We maintain cash balances with financial institutions that may exceed federally insured limits. We did not have any cash equivalents at December 31, 2011 or 2010.

Accounts Receivable
Accounts receivable is primarily comprised of trade receivables due from wholesalers and A-B for beer and promotional product sales. Because of state liquor laws and each wholesaler’s agreement with A-B, we do not have collectability issues related to the sale of our beer products.  Accordingly, we do not regularly provide an allowance for doubtful accounts for beer sales. We have provided an allowance for promotional merchandise receivables that have been invoiced to the wholesaler, which reflects our best estimate of probable losses inherent in the accounts. We determine the allowance based on historical customer experience and other currently available evidence. When a specific account is deemed uncollectible, the account is written off against the allowance. The allowance for doubtful accounts was $25,000 at both December 31, 2011 and 2010, respectively.

Activity related to our allowance for doubtful accounts was immaterial in 2011, 2010 and 2009.

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

CRAFT BREW ALLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Property, Equipment and Leasehold Improvements
Property, equipment and leasehold improvements are stated at cost reduced by proceeds received under applicable cash grants, less accumulated depreciation and accumulated amortization. Expenditures for repairs and maintenance are expensed as incurred; renewals and betterments are capitalized. Upon disposal of equipment and leasehold improvements, the accounts are relieved of the costs and related accumulated depreciation or amortization, and resulting gains or losses are reflected in our Consolidated Statements of Income.

Depreciation and amortization of property, equipment and leasehold improvements is provided on the straight-line method over the following estimated useful lives:

Buildings	30 – 50 years
Brewery equipment	10 – 25 years
Furniture, fixtures and other equipment	2 - 10 years
5 years
Leasehold improvements	The lesser of useful life or term of the lease

Valuation of Long-Lived Assets
We evaluate potential impairment of long-lived assets, including intangible assets, when facts and circumstances indicate that the carrying values of such assets may be impaired. An evaluation of recoverability is performed by comparing the carrying value of the assets to projected future undiscounted cash flows in addition to other quantitative and qualitative analyses. Upon indication that the carrying value of such assets may not be recoverable, we recognize an impairment loss in the current period in our Consolidated Statements of Income. We did not identify indicators of impairment during 2011, 2010 or 2009.

Intangible assets with finite lives are amortized using a straight line basis of accounting. Intangible assets and their respective estimated lives are as follows:

Trade name and trademark	Indefinite
Recipes	Indefinite
Distributor agreements	15 years
Non-compete agreements	5 years

Goodwill
We evaluate the recoverability of goodwill annually by performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount.  If the fair value of the reporting unit is greater than the carrying amount, further testing of goodwill impairment is not performed. If the fair value of the reporting unit is less than the carrying unit, we perform a quantitative two-step impairment test. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the carrying amount of goodwill has been impaired.

Indefinite-Lived Intangible Assets
Indefinite-lived intangible assets consist primarily of trademarks, domain name and recipes, which are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future discounted cash flows that the asset is expected to generate. If it is determined that an individual asset is impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Based on the impairment tests performed, there was no impairment of indefinite-lived intangible assets in 2011, 2010, and 2009.

Refundable Deposits on Kegs
We distribute our draft beer in kegs that are owned by us as well as in kegs that have been leased from third parties. Kegs that are owned by us are reflected in our Consolidated Balance Sheets at cost and are depreciated over the estimated useful life of the keg. When draft beer is shipped to the wholesaler, regardless of whether the keg is owned or leased, we collect a refundable deposit, presented as a current liability – Refundable deposits in our Consolidated Balance Sheets. Upon return of the keg to us, the deposit is refunded to the wholesaler. See discussion at Note 19, “Related-Party Transactions” for impact of lost kegs on our brewery equipment.

CRAFT BREW ALLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

We have experienced some loss of kegs and anticipate that some loss will occur in future periods due to the significant volume of kegs handled by each wholesaler and retailer, the homogeneous nature of kegs owned by most brewers, and the relatively small deposit collected for each keg when compared with its market value. We believe that this is an industry-wide problem and that our loss experience is not atypical. In order to estimate forfeited deposits attributable to lost kegs, we periodically use internal records, records maintained by A-B, records maintained by other third party vendors and historical information to estimate the physical count of kegs held by wholesalers and A-B. These estimates affect the amount recorded as equipment and refundable deposits as of the date of the consolidated financial statements. The actual liability for refundable deposits may differ from estimates. As of December 31, 2011 and 2010, our Consolidated Balance Sheets included $7.1 million and $6.0 million, respectively, in refundable deposits on kegs and $5.1 million and $4.1 million, respectively, in keg equipment, net of accumulated depreciation.

Fair Value of Financial Instruments
We believe the carrying amounts of cash, accounts receivable, accounts payable and other accrued expenses are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

We had fixed-rate debt outstanding as follows (in thousands):

	December 31,
	2011	2010
Fixed-rate debt on balance sheet	$1,544	$6,996
Fair value of fixed-rate debt	$1,615	$7,541

Derivative financial instruments are recorded at fair value in our Consolidated Balance Sheets with gains or losses reported either in the Consolidated Statements of Income or as a component of Comprehensive income depending on their classification. Derivative financial instruments are utilized to reduce interest rate risk. We do not hold or issue derivative financial instruments for trading purposes.

Concentrations of Risk
Financial instruments that potentially subject us to credit risk consist principally of trade accounts receivable. While wholesale distributors and A-B account for substantially all trade accounts receivable, this concentration risk is limited due to the number of distributors, their geographic dispersion and state laws regulating the financial affairs of distributors of alcoholic beverages.

Comprehensive Income
Comprehensive income included deferred gains and losses on unrealized derivative hedge transactions.

Revenue Recognition
We recognize revenue from product sales, net of excise taxes, discounts and certain fees we must pay in connection with sales to a member of the A-B wholesale distributor network, when the products are delivered to the member. A member of the A-B wholesale distributor network may be a branch of A-B or an independent wholesale distributor.

We recognize revenue on contract brewing sales when the product is shipped to our contract brewing customer.

We recognize revenue on retail sales at the time of sale and we recognize revenue from events at the time of the event.

CRAFT BREW ALLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Excise Taxes
The federal government levies excise taxes on the sale of alcoholic beverages, including beer. For brewers producing less than two million barrels of beer per calendar year, the federal excise tax is $7 per barrel on the first 60,000 barrels of beer removed for consumption or sale during the calendar year, and $18 per barrel for each barrel in excess of 60,000 barrels. Individual states also impose excise taxes on alcoholic beverages in varying amounts. As presented in our Consolidated Statements of Income, Sales reflects the amounts invoiced to A-B, wholesale distributors and other customers. Excise taxes due to federal and state agencies are not collected from our customers, but rather are our responsibility. Net sales, as presented in our Consolidated Statements of Income, are reduced by applicable federal and state excise taxes.

Shipping and Handling Costs
Costs incurred to ship our product are included in Cost of sales in our Consolidated Statements of Income.

Advertising Expenses
Advertising costs, consisting of television, radio, print, outdoor advertising, on-line and social media, sponsorships, trade events, promotions and printed product information, as well as costs to produce these media, are expensed as incurred. The costs associated with point of sale display items and related promotional merchandise are inventoried and charged to expense when first used. For the years ended December 31, 2011, 2010 and 2009, we recognized costs for all of these activities totaling $11.9 million, $9.5 million and $6.6 million, respectively, which are reflected as Selling, general and administrative expenses in our Consolidated Statements of Income.

Advertising expenses are included in selling, general and administrative expenses and frequently involve the local wholesaler sharing in the cost of the program. Reimbursements from wholesalers for advertising and promotion activities are recorded as a reduction to Selling, general and administrative expenses in our Consolidated Statements of Income. Pricing discounts to wholesalers are recorded as a reduction of Sales in our Consolidated Statements of Income.

Stock-Based Compensation
The fair value of restricted stock awards is determined based on the number of shares granted and the quoted price of our common stock on the date of grant. The fair value of stock option awards is estimated at the grant date as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. The BSM model requires various judgmental assumptions including expected volatility and option life.

The estimated fair value of stock-based awards is recognized as compensation expense over the vesting period of the award, net of estimated forfeitures. We estimate forfeitures of stock based awards based on historical experience and expected future activity.

The estimated fair value of performance-based stock awards is recognized over the service period based on an assessment of the probability that performance goals will be met. We re-measure the probability of achieving the performance goals during each reporting period. In future reporting periods, if we determine that performance goals are not probable of occurrence, no compensation expense will be recognized and any previously recognized compensation expense would be reversed

Earnings per Share
Basic earnings per share is computed on the basis of the weighted average number of shares that were outstanding during the period. Diluted earnings per share include the dilutive effect of common share equivalents calculated under the treasury stock method.

Income Taxes
Deferred income taxes are established for the difference between the financial reporting and income tax basis of assets and liabilities as well as operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

CRAFT BREW ALLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

We recognize the benefits of tax return positions when it is determined that the positions are “more-likely-than-not” to be sustained by the taxing authority. Interest and penalties accrued on unrecognized tax benefits are recorded as tax expense in the period incurred. At December 31, 2011, 2010 and 2009, we did not have any unrecognized tax benefits nor any interest and penalties accrued on unrecognized tax benefits.

Segment Information
Our Chief Operating Decision Maker monitors net sales and gross margins of our Beer Related operations and our Pubs and Other operations. Beer Related operations include the brewing operations and related beer sales of our Widmer Brothers, Redhook and Kona beer brands. Pubs and Other operations primarily include our pubs, some of which are located adjacent to our Beer Related operations. We do not track operating results beyond the gross margin level or our assets on a segment level.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances at the time. Actual results could differ from those estimates under different assumptions or conditions.

Reclassifications
Certain reclassifications have been made to the prior year’s data to conform to the current year’s presentation.

Note 3.  Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income.” This new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. ASU No. 2011-05 was amended by ASU No. 2011-12, which defers the effective date for amendments to the presentation of reclassification of items out of accumulated other comprehensive income. The remaining updated guidance in ASU No. 2011-05 is effective on a retrospective basis for financial statements issued for interim and annual periods beginning after December 15, 2011 and early adoption is permitted. This guidance affects presentation only and will have no effect on our financial condition, results of operations, or cash flows.

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

CRAFT BREW ALLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment.” ASU 2011-08 simplifies the goodwill impairment assessment by permitting a company to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If the conclusion is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the company would be required to conduct the current two-step goodwill impairment test. Otherwise, it would not need to apply the two-step test. The early adoption of ASU 2011-08 for our fiscal year ended December 31, 2011 did not have any impact on our financial position, results of operations, or cash flows.

Note 4.  Inventories

Inventories consisted of the following (in thousands):

	December 31
	2011	2010
Raw materials	$2,778	$2,870
Work in process	2,829	2,244
Finished goods	2,128	1,933
Packaging materials	558	343
Promotional merchandise	967	1,184
Pub food, beverages and supplies	186	155
	$9,446	$8,729

Work in process is beer held in fermentation tanks prior to the filtration and packaging process.

Note 5.  Other Current Assets

Other current assets consisted of the following (in thousands):

	December 31
	2011	2010
Deposits paid to keg lessor	$1,518	$1,734
Prepaid property taxes	315	165
Prepaid insurance	192	202
Income tax receivable	-	326
Other	791	806
	$2,816	$3,233

Note 6.  Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements consisted of the following (in thousands):

	December 31
	2011	2010
Brewery equipment	$82,481	$77,519
Buildings	52,729	52,036
Land and improvements	7,598	7,594
Furniture, fixtures and other equipment	6,187	4,120
Leasehold improvements	5,644	5,492
Vehicles.	135	121
Construction in progress	3,104	2,304
	157,878	149,186
Less accumulated depreciation and amortization	57,153	50,408
	$100,725	$98,778

CRAFT BREW ALLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 7.  Sale of Equity Interest in Fulton Street Brewery, LLC (“FSB”)

On May 2, 2011, we sold our 42% interest in FSB for $16.3 million, net of transaction fees. Proceeds consisted of $15.1 million received in cash and $1.2 million placed in escrow. The escrow balance is to satisfy valid claims, if any, that may be asserted by A-B in connection with breaches of representations and warranties made by the Sellers in the Purchase Agreement. Of the $1.2 million escrow balance, $0.4 million had been collected as of December 31, 2011 and $0.8 million was included in accounts receivable on our Consolidated Balance Sheets at December 31, 2011. The escrow balance is being released to us in three equal payments, every six months, beginning six months following the Closing Date, subject to indemnification claims, as applicable. We recorded a gain of $10.4 million associated with the sale of our equity interest in FSB.

We recognized $691,000 in 2011 for our share of FSB’s earnings through the Closing Date and $696,000 and $441,000 in 2010 and 2009, respectively. The book value of our equity investment in FSB was $5.9 million as of the Closing Date and $5.2 million at December 31, 2010.

At December 31, 2011, we had net outstanding receivables due from FSB of $585,000 primarily related to contract brewing. At December 31, 2010, we had recorded a payable to FSB of $3.3 million, primarily for amounts owing for purchases of Goose Island-branded product prior to the sale of FSB. As of December 31, 2011, this amount had been fully paid.

Note 8.  KBC Merger

On October 1, 2010, we completed the KBC Merger by acquiring all outstanding shares of Kona Brewing Co., Inc.’s (“KBC”) common stock in exchange for $6.2 million in cash and the issuance of 1,667,000 shares of our common stock with a value of $11.7 million to former KBC shareholders.

We believe that the combined entity is able to secure advantages beyond those that had already been achieved in our long-term strategic relationship with KBC in supporting its brand family of products. This acquisition increases the breadth and variety of our brand offerings, creating favorable selling opportunities in a greater number of lucrative markets.

We incurred merger-related expenses, including legal, consulting, accounting and other professional fees, and severance costs of $559,000, which are reflected in merger-related expenses in our Consolidated Statements of Income for the year ended December 31, 2010.

The acquisition of KBC was accounted for using the acquisition method of accounting, which requires an acquirer to recognize the assets acquired and liabilities assumed at the acquisition date measured at their fair values. The excess of the consideration transferred and the acquisition date fair value of the previous equity interest held in Kona over the fair value of net assets acquired is recognized as goodwill.  The following table summarizes the consideration paid (in thousands):

Fair value of common stock issued	$11,702
Cash consideration paid	6,237
17,939
Fair value of equity interest in Kona held at acquisition date	1,200
Total consideration	$19,139

The fair value of our common stock issued was computed by multiplying the number of shares of common stock issued by $7.02, the closing price of our common stock as reported by Nasdaq as of the date of the acquisition.

The carrying value of our 20% equity interest in Kona was $1.1 million on the acquisition date and we recognized a gain of $91,000 as a result of measuring Kona at fair value. The gain is included in Other income in the Consolidated Statements of Income for the year ended December 31, 2010.

CRAFT BREW ALLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following table summarizes the fair value of the identifiable assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets
Current assets	$4,858
Property, equipment and leasehold improvements	4,174
Trade name and trademarks	4,600
Non-compete agreements	440
Total assets acquired	14,072

Liabilities
Current liabilities	4,091
Interest bearing liabilities and other long-term liabilities	1,476
Deferred income tax liabilities, net and other non-current liabilities	2,283
Total liabilities assumed	7,850
Net assets acquired	$6,222

Goodwill recorded	$12,917

The KBC Merger was structured as a stock purchase and, therefore, the values assigned to the trade name and trademarks, non-compete agreements and goodwill are not deductible for tax purposes.

Prior to the acquisition date, we accounted for our 20% equity ownership interest in Kona under the equity method of accounting. Upon completion of the business combination, we consolidate the operations of KBC. Our results of operations included net sales of $3.2 million and net income of $309,000 attributable to KBC for the period from October 1, 2010 to December 31, 2010. Net income attributable to KBC for the period includes the effect of acquisition accounting adjustments, primarily amortization of intangible assets.

As a result of the KBC Merger, KBC became a wholly owned subsidiary and, accordingly, KBC’s results of operations are included in our consolidated results of operations from October 1, 2010. For the years ended December 31, 2010 and 2009, our share of KBC’s net income prior to the KBC Merger was $146,000 and $111,000, respectively.

Unaudited pro forma results of operations as if the KBC Merger had occurred on January 1, 2009 are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2010	2009
Net sales	$128,260	$120,457
Net income	$2,181	$391
Basic and diluted earnings per share	$0.12	$0.02

CRAFT BREW ALLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 9.  Intangible and Other Assets

Intangible and Other Assets
Intangible and other assets and the related accumulated amortization are as follows (in thousands):

	December 31,
	2011	2010
Trademarks and domain name	$14,429	$14,401

Recipes	700	700

Distributor agreements	2,200	2,200
Accumulated amortization	(513)	(367)
	1,687	1,833

Non-compete agreements	540	540
Accumulated amortization	(210)	(105)
	330	435

Favorable contracts	153	643
Accumulated amortization	(147)	(609)
	6	34

Other	280	280
Accumulated amortization	(223)	(209)
	57	71
	17,209	17,474

Promotional merchandise	780	285
	$17,989	$17,759

Amortization expense for the years ended December 31, 2011, 2010 and 2009 was $292,000, $312,000 and $460,000, respectively.

Estimated amortization expense to be recorded for the next five fiscal years and thereafter is as follows (in thousands):

2012	$253
2013	249
2014	248
2015	223
2016	149
Thereafter	958
$2,080

Note 10.  Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following (in thousands):

	December 31,
	2011	2010
Term loan, due July 1, 2018	$12,240	$12,639
Line of credit, due September 30, 2015	-	7,500
Promissory notes payable to related parties, all due July 1, 2015	600	600
Premium on promissory notes	404	504
Note with affiliated party, due November 15, 2014	519	1,403
Capital lease obligations for equipment	21	4,489
	13,784	27,135
Less current portion	596	2,460
	$13,188	$24,675

CRAFT BREW ALLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Required principal payments on outstanding debt obligations as of December 31, 2011 for the next five years and thereafter are as follows (in thousands):

	Term Loan	Promissory Notes	Note with Related Party	Capital Lease Obligations
2012	$418	$-	$173	$6
2013	456	-	181	5
2014	486	-	165	6
2015	516	600	-	5
2016	549	-	-	1
Thereafter	9,815	-	-	-
	12,240	600	519	23
Amount representing interest	-	-	-	(2)
	$12,240	$600	$519	$21

Term Loan and Line of CreditWe have a loan agreement (as amended, the “Loan Agreement”) with BofA, which is presently comprised of a $22.0 million revolving line of credit (“Line of Credit”), including provisions for cash borrowings, and up to $2.5 million notional amount of letters of credit, and a Term Loan with a current balance of $12.2 million. We may draw upon the Line of Credit for working capital and general corporate purposes.

With the May 2, 2011 receipt of $15.3 million in cash, including reimbursements, related to the sale of our interest in FSB as discussed in Note 7, we repaid the outstanding borrowings under the Line of Credit and had no borrowings outstanding under the Line of Credit at December 31, 2011.

Under the Loan Agreement, we may select either the London Inter-Bank Offered Rate (“LIBOR”) or the Inter-Bank Offered Rate (“IBOR”) (each, a “Benchmark Rate”) as the basis for calculating interest on the outstanding principal balance of the Line of Credit. Interest accrues at an annual rate equal to the Benchmark Rate plus a marginal rate. We may select different Benchmark Rates for different tranches of borrowings under the Line of Credit. The marginal rate varies from 1.00% to 2.25% based on our funded debt ratio. At December 31, 2011, our marginal rate was 1.00%. LIBOR rates may be selected for one, two, three or six-month periods, and IBOR rates may be selected for no shorter than 14 days and no longer than six months. Accrued interest for the Line of Credit is due and payable monthly.

Under the Loan Agreement a quarterly fee on the unused portion of the Line of Credit, including the undrawn amount of the related standby letter of credit, varies from 0.15% to 0.30% based upon our funded debt ratio. At December 31, 2011, the quarterly fee was 0.15% and the fee totaled $29,000, $29,000 and $17,000 for 2011, 2010 and 2009, respectively. An annual fee is payable in advance on the notional amount of each standby letter of credit issued and outstanding multiplied by an applicable rate ranging from 1.00% to 2.00%. We have had no letters of credit outstanding during 2011, 2010 or 2009.

Interest on the Term Loan accrues on the outstanding principal balance in the same manner as provided for under the Line of Credit, as established under the LIBOR one-month Benchmark Rate. The interest rate on the Term Loan was 1.27% as of December 31, 2011. Accrued interest for the Term Loan is due and payable monthly. Principal payments are due monthly in accordance with an agreed-upon schedule set forth in the Loan Agreement, with any unpaid principal balance and unpaid accrued interest due and payable on July 1, 2018.

We were in compliance with all applicable contractual financial covenants at December 31, 2011. These financial covenants under the Loan Agreement are measured on a trailing four-quarter basis. For all periods ending June 30, 2011 and thereafter, we are required to maintain a funded debt ratio of up to 3.0 to 1 and a fixed charge coverage ratio above 1.25 to 1.

CRAFT BREW ALLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The Loan Agreement is secured by substantially all of our personal property and by certain real property (“Collateral”). In addition, we are restricted in our ability to declare or pay dividends, repurchase outstanding common stock, incur additional debt or enter into any agreement that would result in a change in control.

Promissory Notes Payable to Individual Lenders
We assumed an obligation for promissory notes signed in connection with the acquisition of commercial real estate related to our Portland, Oregon brewery. These notes were separately executed with three individuals, but under substantially the same terms and conditions. Each promissory note is secured by a deed of trust on the commercial real estate. The outstanding note balance to each lender as of December 31, 2011 and 2010 was $200,000, with each note bearing a fixed interest rate of 24% per annum through June 30, 2010, after which time the rate increased to 27.8% per annum as a result of a one-time adjustment reflecting the change in the consumer price index from the date of issue, July 1, 2005, to July 1, 2010. The promissory notes are carried at the total of stated value plus a premium reflecting the difference between our incremental borrowing rate and the stated note rate. The effective interest rate for each note is 6.31%. Each note matures on the earlier of the individual lender’s death or July 1, 2015, with prepayment of principal not allowed under the notes’ terms. Interest payments are due and payable monthly.

Note with Affiliated Party
In connection with the KBC Merger, we assumed an obligation for a promissory note payable (“Related Party Note”) to a counterparty that was a significant KBC shareholder and remains a shareholder of Craft Brew Alliance, Inc. The Related Party Note is secured by the equipment comprising a photovoltaic cell generation system (“photovoltaic system”) installed at our brewery located in Kailua-Kona, Hawaii. Accrued interest on the Related Party Note is due and payable monthly at a fixed interest rate of 4.75%, with monthly loan payments of $16,129. Any unpaid principal balance and unpaid accrued interest under the Related Party Note will be due and payable on November 15, 2014. The photovoltaic system was eligible for certain federal grants and state tax credits, which were applied for but not collected prior to the closing of the KBC Merger. The proceeds collected by us associated with the applicable federal grants and state tax credits were required to be remitted to the creditor as a reduction of principal. As of December 31, 2011, all proceeds from the grants and credits had been remitted to the creditor.

Capital Lease Obligations
A majority of our capital leases were paid off during 2011 with proceeds from the sale of FSB. As of December 31, 2011 and 2010, brewery equipment included property acquired under a capital lease as follows (in thousands):

	December 31
	2011	2010
Cost of equipment acquired under capital lease	$24	$13,106
Less accumulated depreciation	(4)	(4,290)
	$20	$8,816

Note 11.  Derivative Financial Instruments

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

We have assessed our vulnerability to certain business and financial risks, including interest rate risk associated with our variable-rate long-term debt. To mitigate this risk, we entered into a five-year interest rate swap contract with Bank of America, N.A. (“BofA”) with a total notional value of $9.2 million as of December 31, 2011 to hedge the variability of interest payments associated with our variable-rate borrowings under our Term Loan with BofA. Through this swap agreement, we pay interest at a fixed rate of 4.48% and receive interest at a floating-rate of the one-month LIBOR, which was 1.27% at December 31, 2011. Since the interest rate swap hedges the variability of interest payments on variable rate debt with similar terms, it qualifies for cash flow hedge accounting treatment. As of December 31, 2011, unrealized net losses of $572,000 were recorded in Accumulated other comprehensive loss as a result of this hedge. The effective portion of the gain or loss on the derivative is reclassified into interest expense in the same period during which we record interest expense associated with the Term Loan. There was no hedge ineffectiveness recognized during 2011, 2010 or 2009.

CRAFT BREW ALLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The interest rate swap contract is secured by substantially all of our personal property and by the real properties located at 924 North Russell Street, Portland, Oregon and 14300 NE 145th Street, Woodinville, Washington (“collateral”) under the Loan Agreement with BofA.

The effect of our interest rate swap contracts that are accounted for as derivative instruments on our Consolidated Statements of Income for 2011, 2010 and 2009 was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in Accumulated OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)

Year Ended December 31,
2011	$277	Interest expense	$400
2010	$(81)	Interest expense	$410
2009	$332	Interest expense	$416

Derivatives Not in Cash Flow Hedging Relationships
Year Ended December 31,	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
2011	N/A	$-
2010	Interest and other income, net	$73
2009	Interest and other income, net	$78

Note 12.  Fair Value Measurements

Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;
•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and
•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial liabilities that are recorded at fair value on a recurring basis (in thousands):

Fair Value at December 31, 2011	Level 1	Level 2	Level 3	Total
Derivative financial instruments	$-	$572	$-	$572

Fair Value at December 31, 2010
Derivative financial instruments	$-	$849	$-	$849

CRAFT BREW ALLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The fair value of our interest rate swap is based on quarterly statements from the issuing bank. There were no changes to our valuation techniques during 2011, 2010 or 2009.

We believe the carrying amounts of cash, accounts receivable, accounts payable and other accrued expenses are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

Note 13.  Segment Results and Concentrations

Net sales, gross profit and gross margin by segment were as follows (dollars in thousands):

2011	Beer Related	Pubs and Other	Total
Net sales	$125,531	$23,666	$149,197
Gross profit	$41,372	$3,814	$45,186%
Gross margin	33.0%	16.1%	30.3%

2010
Net sales	$117,563	14,168	$131,731
Gross profit	$31,607	2,060	$33,667
Gross margin	26.9%	14.5%	25.6%

2009
Net sales	$113,439	11,274	$124,713
Gross profit	$25,827	1,656	$27,483
Gross margin	22.8%	14.7%	22.0%

The segments use many of the same assets. For internal reporting purposes, we do not allocate assets by segment and, therefore, no asset by segment information is provided to our chief operating decision maker.

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

Sales to wholesalers through the A-B Distributor Agreement represented 80.8%, 81.1% and 83.1%, respectively, of our sales in 2011, 2010 and 2009. Receivables from A-B represented 62.4% and 65.8%, respectively, of our accounts receivable balance at December 31, 2011 and 2010.

All of our long-term assets are located in the U.S. and sales outside of the U.S. are insignificant.

Note 14.  Stock-Based Plans and Stock-Based Compensation

We maintain several stock incentive plans under which stock-based awards are granted to employees and non-employee directors. We issue new shares of common stock upon conversion of the stock-based awards. Under the terms of our stock option plans, subject to certain limitations, employees and directors may be granted options to purchase our common stock at the market price on the date the option is granted. All of our stock plans are administered by the Compensation Committee of our Board of Directors, which determines the grantees, the number of shares of common stock for which options are exercisable and the exercise prices of such shares, among other terms and conditions of stock-based awards under our stock-based plans.

With the approval of the 2010 Stock Incentive Plan (the “2010 Plan”), no further grants of stock-based awards may be made under our 2002 Stock Incentive Plan (the “2002 Plan”) or our 2007 Stock Incentive Plan (the “2007 Plan”); however, the provisions of these plans will remain in effect until all outstanding options are terminated or exercised.

 CRAFT BREW ALLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

2010 Stock Incentive Plan
On May 26, 2010, our shareholders approved the 2010 Plan, as recommended by our Board of Directors. The 2010 Plan provides for grants of stock options, restricted stock, restricted stock units, performance awards and stock appreciation rights. While incentive stock options may only be granted to employees, awards other than incentive stock options may be granted to employees and non-employee directors. Options granted to our employees are generally designated to vest over a five-year period. Vested options are generally exercisable for ten years from the date of grant. A maximum of 750,000 shares of common stock are authorized for issuance under the 2010 Plan. As of December 31, 2011, there were 576,490 shares available for future awards pursuant to the 2010 Plan, assuming all 67,530 shares subject to performance vesting vest at the end of the performance period.

2007 Stock Incentive Plan
Our 2007 Plan allows for grants of stock options and restricted stock to our employees and restricted stock grants to our Company’s directors. These grants have been made since the inception of the 2007 Plan in May 2007 through May 2010. Options granted to the Company’s employees were generally designated to vest over a five-year period. Vested options are generally exercisable for ten years from the date of grant.

2002 Stock Option Plan
Our 2002 Plan allowed for the grant of non-qualified stock options and incentive stock options to employees and non-qualified stock options to non-employee directors and independent consultants or advisors, subject to certain limitations. Options granted to our employees were generally designated to vest over either a four-year or five-year period while options granted to our directors were generally designated to become exercisable from the date of grant up to three months following the grant date. Vested options are generally exercisable for ten years from the date of grant.

Stock-Based Compensation Expense
Certain information regarding our stock-based compensation was as follows (in thousands, except per share amounts):

Year Ended December 31,	2011	2010	2009
Weighted average per share fair value of stock options granted	$5.99	$2.68	$0.89
Intrinsic value of stock options exercised	60	252	99
Intrinsic value of fully-vested stock awards granted	243	61	36

Stock-based compensation expense was recognized in our Consolidated Statements of Income as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Selling, general and administrative expense	$467	$99	$42

We amortize stock-based compensation on a straight-line basis over the vesting period of the individual awards, which is the requisite service period, with estimated forfeitures considered.

 CRAFT BREW ALLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

At December 31, 2011, we had total unrecognized stock-based compensation expense of $848,000, which will be recognized over the weighted average remaining vesting period of 3.2 years.
The following weighted average assumptions were utilized in determining fair value pursuant to the Black-Scholes option pricing model:

Year Ended December 31,	2011	2010	2009
Risk-free interest rate	2.84%	2.64% - 3.86%	2.87%
Dividend yield	0.0%	0.0%	0.0%
Expected life	7.5 years	10 years	10 years
Volatility	62.10%	62.54%	60.98%

The risk-free rate used is based on the U.S. Treasury yield curve over the estimated term of the options granted. Expected lives were estimated based on historical exercise data. The expected volatility is calculated based on the historical volatility of our common stock.

Stock-Based Awards Plan Activity

Stock Option Activity
Stock option activity for the year ended December 31, 2011 was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2010	219,000	$3.14
Granted	46,140	9.26
Exercised	(9,600)	2.41
Forfeited	(3,300)	1.92
Outstanding at December 31, 2011	252,240	4.30

Certain information regarding options outstanding as of December 31, 2011 was as follows:

	Options Outstanding	Options Exercisable
Number	252,240	71,900
Weighted average exercise price	$4.30	$2.74
Aggregate intrinsic value	$621,000	$243,000
Weighted average remaining contractual term	7.8 years	5.8 years

Performance-Based Stock Grants
During the second quarter of 2011, we granted performance-based stock awards covering 67,530 shares of our common stock to selected executives with vesting contingent upon meeting various company-wide performance goals. The performance goals are tied to target amounts of adjusted EBITDA and net sales for the three fiscal years ending December 31, 2013. The awards earned will range from zero to one hundred percent of the targeted number of performance shares for the performance period ending March 31, 2014. Awards, if earned, will be paid in shares of common stock.

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

CRAFT BREW ALLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 15.  Earnings per Share, Basic and Diluted

The following table reconciles shares used for basic and diluted EPS and provides certain other information (in thousands):

	Year Ended December 31,
	2011	2010	2009
Weighted average common shares for basic EPS	18,834	17,523	17,004
Dilutive effect of stock-based awards	97	45	37
Shares used for diluted EPS	18,931	17,568	17,041

Stock-based awards not included in diluted per share calculations as they would be antidilutive	7	82	160

Note 16.  Income Taxes

The components of income tax expense were as follows (in thousands):
	Year Ended December 31,
	2011	2010	2009
Current	$1,016	$18	$242
Deferred..	5,025	1,082	(56)
	$6,041	$1,100	$186

Income tax expense differs from the amount computed by applying the statutory federal income tax rate to income before income taxes as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Provision at U.S. statutory rate	$5,335	$947	$365
State taxes, net of federal benefit	567	119	119
Permanent differences, primarily meals and entertainment	266	213	171
Merger expenses and true up of merger treatment	-	135	14
Accrual of IRS examination issues	-	-	104
Tax credits	(127)	(214)	-
Increase to deferred tax asset tax rate	-	-	313
Release of valuation allowance	-	(100)	(900)
	$6,041	$1,100	$186

Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets
Net operating losses and alternative minimum tax credit carryforwards	$2,059	$8,310
Accrued salaries and severance	975	828
Other	766	822
	3,800	9,960
Valuation allowance	-	-
	3,800	9,960
Deferred tax liabilities
Property, equipment and leasehold improvements	(11,369)	(11,462)
Intangible assets	(6,450)	(6,539)
Equity investments	(251)	(1,093)
Other	(46)	(52)
	(18,116)	(19,146)
	$(14,316)	$(9,186)

CRAFT BREW ALLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

As of December 31, 2011, included in our net operating losses and alternative minimum tax credit carryforwards of $2.1 million are: i) federal net operating loss carryforwards (“NOLs”) totaling $4.5 million, or $1.5 million tax-effected; ii) state NOLs totaling $129,000 tax-effected; and iii) federal and state alternative minimum tax credit carryforwards totaling $726,000 tax-effected. Included in these net operating losses are: iv) tax deductions related to stock option exercises of $1.0 million, or $342,000 tax-effected, for which the tax benefit will be credited to equity when realized.

Among other factors, in assessing the realizability of our deferred tax assets, we consider future taxable income expected to be generated by the projected differences between financial statement depreciation and tax depreciation, cumulative earnings generated to date and other evidence available to us. Based upon this consideration, we assessed that all of our deferred taxes are more likely than not to be realized, and, as such, we have not recorded a valuation allowance as of December 31, 2011 or 2010. During 2010, we released our remaining valuation allowance of $100,000 and, during 2009, we released $900,000 of valuation allowance, all of which was recorded as an offset to our tax provision.

There were no unrecognized tax benefits as of December 31, 2011 or 2010 and we do not anticipate significant changes to our unrecognized tax benefits within the next twelve months.

Our major tax jurisdictions include U.S. federal and various U.S. states. Tax years that remain open for examination by the IRS include the years from 2007 through 2011. Tax years remaining open in states where we have a significant presence range from 2007 to 2011. In addition, tax years from 1997 to 2003 may be subject to examination by the IRS and state tax jurisdictions to the extent that we utilize these NOLs in our tax returns.

Note 17.  Employee Benefit Plans

We sponsor a defined contribution or 401(K) plan for all employees 18 years or older. Employee contributions may be made on a before-tax basis, limited by IRS regulations. For the years ended December 31, 2011 and 2010, we matched 50 percent of the employee’s contributions up to 6% of eligible compensation. For the year ended December 31, 2009, we matched the employee’s contribution up to 4% of eligible compensation. Eligibility for the matching contribution in all years began after the participant had worked a minimum of three months. Our matching contributions to the plan vest ratably over five years of service by the employee. We recognized expense associated with matching contributions of $687,000, $428,000 and $600,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 18.  Commitments

Operating Leases
We lease office space, restaurant and production facilities, warehouse and storage space, land and equipment under operating leases that expire at various dates through the year ending December 31, 2047. Certain leases contain renewal options for varying periods and escalation clauses for adjusting rent to reflect changes in price indices. Certain leases require us to pay for insurance, taxes and maintenance applicable to the leased property. Under the terms of the land lease for our New Hampshire Brewery, we hold a first right of refusal to purchase the property should the lessor decide to sell the property.

Minimum aggregate future lease payments under non-cancelable operating leases as of December 31, 2011 are as follows (in thousands):

2012	$1,341
2013	1,216
2014	925
2015	907
2016	793
Thereafter	12,515
$17,697

CRAFT BREW ALLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Rent expense under all operating leases, including short-term rentals as well as cancelable and noncancelable operating leases, totaled $2.8 million, $2.4 million and $2.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

We sub-lease corporate office space to an unrelated party pursuant to a 5-year lease that began in February 2011. The lessee also leased this space pursuant to a previous lease agreement in 2010 and 2009. The lessee may renew the lease for two additional five-year periods. We recognized rental income of $242,000, $193,000 and $177,000 for the years ended December 31, 2011, 2010 and 2009, respectively, which was recorded as an offset to rent expense in our Consolidated Statements of Income. Future minimum lease rentals pursuant to this agreement as of December 31, 2011 are as follows (in thousands):

2012	$253
2013	261
2014	269
2015	277
2016	23
$1,083

We lease our headquarters office space, restaurant and storage facilities located in Portland, land and certain equipment from two limited liability companies, both of whose members include our current Board Chair and a nonexecutive officer. Lease payments to these lessors totaled $122,000, $124,000 and $118,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The lease for the headquarters office space and restaurant facility expires in 2034, with an extension at our option for two 10-year periods, while the lease for the other facilities, land and equipment expires in 2017 with an extension at our option for two five-year periods. We hold a right to purchase the headquarters office space and restaurant facility at the greater of $2.0 million or the fair market value of the property as determined by a contractually established appraisal method. The right to purchase is not valid in the final year of the lease term or in each of the final years of the renewal terms, as applicable.  All lease terms are considered to be arm’s-length transactions.

We hold lease and sublease obligations for certain office space and the land underlying the brewery and pub location in Kona, Hawaii, with a company whose owners include a shareholder who owns more than 5% of our common stock and a nonexecutive officer. The sublease contracts expire on various dates through 2020, with an extension at our option for two five-year periods. Lease payments to this lessor totaled $360,000 and $41,000 for the years ended December 31, 2011 and 2010. All lease terms are considered to be arm’s-length transactions.

Purchase and Sponsorship Commitments
We periodically enter into commitments to purchase certain raw materials in the normal course of business. Furthermore, we have entered into purchase commitments and commodity contracts to ensure we have the necessary supply of malt and hops to meet future production requirements. Certain of the malt and hop commitments are for crop years through 2014. We believe that malt and hop commitments in excess of future requirements, if any, will not have a material impact on our financial condition or results of operations. We may take delivery of the commodities in excess of our requirements or make payments against the purchase commitments earlier than contractually obligated, which means our cash outlays in any particular year may exceed or be less than the commitment amount disclosed.

In certain cases, we have executed agreements with selected vendors to source our requirements for specific malt varieties for the years ending December 31, 2012 and 2013; however, either the quantity to be delivered or the full price for the commodity has not been established at the present time. To the extent the commitment is not measurable or has not been fixed, that portion of the commitment has been excluded from the table below.

CRAFT BREW ALLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

We have entered into multi-year sponsorship and promotional commitments with certain professional sports teams and entertainment companies. Generally, in exchange for our sponsorship consideration, we post signage and provide other promotional materials at the site or the event. In certain instances, we are granted an exclusive right to provide the craft beer products at the site or event. The terms of these sponsorship commitments expire at various dates through June 30, 2015.

Aggregate payments under purchase and sponsorship commitments as of December 31, 2011 are as follows:

	Purchase Obligations	Sponsorship Obligations	Total
2012	$13,354	$1,574	$14,928
2013	2,119	847	2,966
2014	1,049	452	1,501
2015	612	80	692
2016	-	-	-
Thereafter	-	-	-
	$17,134	$2,953	$20,087

Note 19.  Related-Party Transactions

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

The modifications to the A-B Distributor Agreement reduced the Margin Fees to be paid to A-B for beer sold through A-B or the associated A-B distribution network, except for beer sold in qualifying territories, as defined, from May 1, 2011 (the “Commencement Date”) until December 31, 2018, to $0.25 per case equivalent from $0.74 per case equivalent. Beer sold through A-B or the associated A-B distribution network in qualifying territories, as defined, will be exempt from Margin Fees until September 30, 2013, and thereafter will be assessed Margin Fees at the $0.25 per case equivalent through December 31, 2018. The exemption from Margin Fees for beer sold in the qualifying territories is subject to certain conditions, including incurring sales and marketing expenses in the qualifying territories at or above specified amounts. In the event the A-B Distributor Agreement is renewed beyond December 31, 2018, the A-B Distributor Agreement sets Margin Fees to be paid to A-B for the period beginning January 1, 2019 and ending December 31, 2028, at $0.75 per case equivalent. The A-B Distributor Agreement no longer provides for the incremental fees that were previously paid to A-B for shipments above the volume of shipments during 2003.

If we purchase additional beer brands, we may distribute those brands outside of the A-B Distributor Agreement while still selling existing brands to A-B affiliated wholesalers. We would not be obligated to pay margin fees on sales of the new brand.

We estimate that, had the modification to the A-B Distributor Agreement been in place throughout 2010, the increase in 2010 sales resulting from the reduced distribution fees would have been approximately $3.3 million. The amount of increase in sales realized for future periods may differ from this estimate due to the level, timing and geographic distribution of our shipments to A-B.

CRAFT BREW ALLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Other Transactions with A-B
Other transactions with A-B consisted of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Gross sales to A-B	$132,914	$119,885	$116,684
Margin fee paid to A-B, classified as a reduction of Sales	2,777	5,589	5,844
Handling, inventory management, royalty and other fees paid to A-B, classified in Cost of sales	490	607	926
Fees paid to A-B for media and advertising services, classified in Selling, general and administrative expenses	-	-	63
Amounts received from A-B for lost keg fees and forfeited deposits, included as a reduction of Property, equipment and leasehold improvements, net	267	364	259

Amounts due to or from A-B were as follows (in thousands):

	December 31
	2011	2010
Amounts due from A-B related to beer sales pursuant to the A-B Distributor Agreement	$8,310	$6,920
Refundable deposits due to A-B	(1,746)	(828)
Amounts due to A-B for services rendered	(2,482)	(2,185)
Net amount due from A-B	$4,082	$3,907

In addition, during 2009, we purchased certain materials, primarily bottles and other packaging materials, through A-B totaling $22.6 million.

KBC
Prior to the KBC Merger in October 2010, KBC was a related party. For the years ended December 31, 2010 and 2009, we earned alternating proprietorship fees of $4.8 million and $5.0 million, respectively, by leasing the Oregon Brewery to KBC and $5.0 million and $5.7 million, respectively, by selling raw materials and packaging products to KBC. These fees were recorded as Sales in our Consolidated Statements of Income. We also charged rent to KBC for its use of kegs for products that are distributed to Hawaii, as these sales are outside of our distribution agreement with KBC. Cooperage rental fees of $97,000 and $107,000 were charged to KBC for the years ended December 31, 2010 and 2009, respectively. These fees were credited to Cost of sales for the corresponding periods.

FSB
Prior to the sale of our equity interest in FSB to A-B, FSB was a related party. Following the sale, A-B owns 100% of FSB and A-B continues to be a related party. At December 31, 2010, we had net amounts due to FSB of $3.3 million. All such amounts had been paid as of December 31, 2011.

Operating Leases
We entered into lease arrangements with lessors whose members include related parties. See Note 18.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)) under the Securities Exchange Act of 1934 (“Exchange Act”) as of the end of the period covered by this Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. While reasonable assurance is a high level of assurance, it does not mean absolute assurance. Disclosure controls and internal control over financial reporting cannot prevent or detect all errors, misstatements or fraud. In addition, the design of a control system must recognize that there are resource constraints, and the benefits associated with controls must be proportionate to their costs.

Changes in Internal Control Over Financial Reporting
During the fourth quarter of 2011, no changes in our internal control over financial reporting were identified in connection with the evaluation required by Exchange Act Rule 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Our management assessed the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Moss Adams LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2011, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Craft Brew Alliance, Inc.

We have audited Craft Brew Alliance, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Craft Brew Alliance, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Craft Brew Alliance, Inc. as of December 31, 2011 and 2010, and the consolidated statements of income, common shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated March 14, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ Moss Adams LLP

Seattle, Washington
March 14, 2012

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is contained in part in our definitive proxy statement for our 2012 Annual Meeting of Stockholders to be held on May 14, 2012 (the “2012 Proxy Statement”) under the captions “Board of Directors,” “Board of Directors - Audit Committee,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and the information contained therein is incorporated herein by reference.

Code of Conduct
We adopted a Code of Conduct and Ethics (the “Code”) applicable to all employees, including our principal executive officer, principal financial officer, principal accounting officer and directors. The Code and the charters of each of the Board committees are posted on our website at www.craftbrew.com (select Investor Relations — Governance — Highlights). Copies of these documents are available to any shareholder who requests them. Such requests should be directed to Investor Relations, Craft Brew Alliance, Inc., 929 N. Russell Street, Portland, OR 97227. Any waivers of the Code for our directors or executive officers are required to be approved by our Board of Directors. We will disclose any such waivers on a current report on Form 8-K within four business days after the waiver is approved.

Item 11.	Executive Compensation

Information required by this Item is contained in our 2012 Proxy Statement under the captions “Executive Compensation,” “Director Compensation” and “Board of Directors - Compensation Committee” and the information contained therein is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans The following is a summary as of December 31, 2011 of all of our plans that provide for the issuance of equity securities as compensation. See Note 14 of Notes to Consolidated Financial Statements for additional information.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	252,240	$4.30	576,490

Equity compensation plans not approved by shareholders(2)	-	-	-
Total	252,240	4.30	576,490

The remaining information required by this Item is contained in our 2012 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and the information contained therein is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is contained in our 2012 Proxy Statement under the captions “Related Person Transactions” and “Board of Directors – Director Independence” and the information contained therein is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is contained in our 2012 Proxy Statement under the caption “Proposal No. 2 — Ratification of Appointment of Independent Registered Public Accounting Firm” and the information contained therein is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements and Schedules

Exhibits
Exhibits are listed in the Exhibit Index that appears immediately following the signature page of this report and is incorporated herein by reference, and are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Portland, Oregon, on March 14, 2012.

Craft Brew Alliance, Inc.

By:	/s/ Joseph K. O’Brien
Joseph K. O’Brien
Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 14, 2012.

Signature		Title

/s/ Terry E. Michaelson		Chief Executive Officer
Terry E. Michaelson		(Principal Executive Officer)

/s/ Mark D. Moreland		Chief Financial Officer and Treasurer
Mark D. Moreland		(Principal Financial Officer)

/s/ Joseph K. O’Brien		Controller
Joseph K. O’Brien		(Principal Accounting Officer)

*		Chairman of the Board and Director
Kurt R. Widmer

*		Director
Timothy P. Boyle

*		Director
Marc J. Cramer

*		Director
E. Donald Johnson, Jr.

*		Director
Kevin R. Kelly

*		Director
Thomas D. Larson

*		Director
David R. Lord

Director
John D. Rogers, Jr.

*By:	/s/ Mark D. Moreland
Mark D. Moreland,
as attorney in fact

EXHIBIT INDEX

Exhibit Number	Description
2.1
Agreement and Plan of Merger between the Registrant and Kona Brewing Co., Inc. and related parties dated July 31, 2010 (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 3, 2010)

2.2
Equity Purchase Agreement by and among each of the members of Fulton Street Brewery, LLC, as Sellers and A-B, as purchaser, dated as of February 18, 2011 (incorporated by reference from Exhibit 2.2 to the Registrant’s Form 10-K for the year ended December 31, 2010)

2.3	Joinder to Equity Purchase Agreement, dated May 2, 2011 (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 4, 2011)
3.1	Restated Articles of Incorporation of the Registrant, dated January 2, 2012
3.2
Amended and Restated Bylaws of the Registrant, dated December 1, 2010 (incorporated by reference from Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on April 1, 2011)

10.1*	2002 Stock Option Plan (incorporated by reference from Exhibit A to the Registrant’s Proxy Statement for its 2002 Annual Meeting of Shareholders (File No. 0-26542)
10.2*	Form of Stock Option Agreement (Directors Grants) for the 2002 Stock Option Plan (incorporated by reference from Exhibit 10.10 to the Registrant’s Form 10-K for the year ended December 31, 2004)
10.3*
Form of Nonqualified Stock Option Agreement (Executive Officer Grants) for the 2002 Stock Option Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010)

10.4*	2007 Stock Incentive Plan (incorporated by reference from Appendix B to the Registrant’s Proxy Statement for its 2007 Annual Meeting of Shareholders)
10.5*
Form of Nonstatutory Stock Option Agreement (Executive Officer Grants) for the 2007 Stock Incentive Plan (incorporated by reference from Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2010)

10.6*	2010 Stock Incentive Plan (incorporated by reference from Appendix B to the Registrant’s Proxy Statement for its 2010 Annual Meeting of Shareholders)
10.7*
Form of Nonqualified Stock Option Agreement (Executive Officer Grants) for the 2010 Stock Incentive Plan (incorporated by reference from Exhibit 10.11 to the Registrant’s Form 10-K for the year ended December 31, 2010)

10.8*†	Form of Performance Award Agreement for the 2010 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2011)
10.9*
Stock Appreciation Right Agreement between the Registrant and Andrew J. Thomas, dated October 12, 2010 (incorporated by reference from Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2011)

10.10*
Stock Appreciation Right Agreement between the Registrant and Andrew J. Thomas, dated January 1, 2011 (incorporated by reference from Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended June 30, 2011)

10.11*
Letter of Agreement between the Registrant and Terry E. Michaelson dated March 29, 2010 (incorporated by reference from Exhibit 10.14 to the Registrant’s Form 10-K for the year ended December 31, 2009)

10.12*	Letter of Agreement between the Registrant and Mark D. Moreland dated March 29, 2010 (incorporated by reference from Exhibit 10.15 to the Registrant’s Form 10-K for the year ended December 31, 2009)
10.13*
Letter of Agreement between the Registrant and V. Sebastian Pastore dated March 29, 2010 (incorporated by reference from Exhibit 10.16 to the Registrant’s Form 10-K for the year ended December 31, 2009)

10.14*	Letter of Agreement between the Registrant and Martin J. Wall, IV dated March 29, 2010 (incorporated by reference from Exhibit 10.17 to the Registrant’s Form 10-K for the year ended December 31, 2009)
10.15*	Letter of Agreement between the Registrant and Danielle Katcher dated March 29, 2010 (incorporated by reference from Exhibit 10.18 to the Registrant’s Form 10-K for the year ended December 31, 2009)

10.16*	Letter of Agreement between the Registrant and Kurt Widmer dated May 26, 2010 (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2010)
10.17*	Letter of Agreement between the Registrant and Robert Widmer dated May 26, 2010 (incorporated by reference from Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2010)
10.18*	Letter of Agreement between the Registrant and Andrew J. Thomas, dated June 1, 2011 (incorporated by reference from Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2011)
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
10.24*
Summary of Annual Cash Incentive Bonus Plan for Executive Officers (incorporated by reference from Exhibit 10.25 to the Registrant’s Form 10-K for the year ended December 31, 2010 filed on April 1, 2011)

10.25
Sublease between Pease Development Authority as Sublessor and the Registrant as Sublessee, dated May 30, 1995 (incorporated by reference from Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, No. 33-94166)

10.26	Loan Agreement dated as of July 1, 2008 between Registrant and Bank of America, N.A. (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 7, 2008)
10.27
Loan Modification Agreement dated November 14, 2008 to Loan Agreement dated July 1, 2008 between Registrant and Bank of America, N.A. (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2008)

10.28
Second Loan Modification Agreement dated June 8, 2010 to the Loan Agreement dated July 1, 2008 between the Registrant and Bank of America, N.A. (incorporated by reference from Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended June 30, 2010)

10.29
Third Loan Modification Agreement dated September 30, 2010 to the Loan Agreement dated July 1, 2008 between the Registrant and Bank of America, N.A. (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 6, 2010)

10.30
Amended and Restated Exchange and Recapitalization Agreement dated as of May 1, 2011 between the Registrant and A-B (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 4, 2011)

10.31
Amended and Restated Master Distributor Agreement dated as of May 1, 2011 between the Registrant and A-B (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 4, 2011)

10.32	Registration Rights Agreement dated as of July 1, 2004 between the Registrant and A-B (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 2, 2004)
10.33
Master Lease Agreement dated as of June 6, 2007 between Banc of America Leasing & Capital, LLC and Widmer Brothers Brewing Company (incorporated by reference from Exhibit 10.2 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-4, No. 333-149908 filed on May 2, 2008 (“S-4 Amendment No. 1”))

10.34
Amended and Restated License Agreement dated as of February 28, 1997 between Widmer Brothers Brewing Company and Widmer’s Wine Cellars, Inc. and Canandaigua Wine Company, Inc. (incorporated by reference to Exhibit 10.3 from the S-4 Amendment No. 1)

10.35
Restated Lease dated as of January 1, 1994 between Smithson & McKay Limited Liability Company and Widmer Brothers Brewing Company (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010)

10.36	Commercial Lease (Restated) dated as of December 18, 2007 between Widmer Brothers LLC and Widmer Brothers Brewing Company (incorporated by reference to Exhibit 10.5 from the S-4 Amendment No. 1)
10.37
Sublease dated as of September 1, 2010 between Manini Holdings, LLC and Kona Brewing Co., Inc. (incorporated by reference from Exhibit 10.41 to the Registrant’s Form 10-K for the year ended December 31, 2010)

10.38†
Amended and Restated Continental Distribution and Licensing Agreement between the Registrant and Kona Brewery LLC dated March 26, 2009 (incorporated by reference from Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010)

10.39
Sublease dated as of March 31, 2011 between Manini Holdings, LLC and Kona Brewing Co., LLC (incorporated by reference from Exhibit 10.43 to the Registrant’s Amendment No. 1 to Form 10-K for the year ended December 31, 2010 filed on April 22, 2011)

21.1	Subsidiaries of the Registrant (incorporated by reference from Exhibit 21.1 to the Registrant’s Form 10-K for the year ended December 31, 2010 filed on April 1, 2011)
23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney – Directors of Craft Brew Alliance, Inc.
31.1	Certification of Chief Executive Officer of Craft Brew Alliance, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of Craft Brew Alliance, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Form 10-K for the year ended December 31, 2011 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press Release dated March 14, 2012
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes a management contract or a compensatory plan or arrangement.
**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

†
Confidential treatment has been requested with respect to portions of this exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.