Form 10-Q
period 2012-03-31
CRAFT BREW ALLIANCE, INC.
filed 2012-05-10
CIK 892222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2012

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

The number of shares of the registrant’s common stock outstanding as of May 4, 2012 was 18,844,817.

CRAFT BREW ALLIANCE, INC.

Index

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	March 31, 2012	December 31, 2011

Assets
Current assets:
Cash	$3,485	$795
Accounts receivable, net	11,009	13,326
Inventories	12,485	9,446
Deferred income tax asset, net	935	894
Other current assets	3,116	2,816
Total current assets	31,030	27,277

Property, equipment and leasehold improvements, net	101,021	100,725
Goodwill	12,917	12,917
Intangible and other assets, net	17,845	17,989
Total assets	$162,813	$158,908

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$14,597	$10,994
Accrued salaries, wages and payroll taxes	3,997	4,524
Refundable deposits	7,575	7,400
Other accrued expenses	980	1,436
Current portion of long-term debt and capital lease obligations	611	596
Total current liabilities	27,760	24,950

Long-term debt and capital lease obligations, net of current portion	12,999	13,188
Fair value of derivative financial instruments	498	572
Deferred income tax liability, net	15,690	15,210
Other liabilities	491	479
Total liabilities	57,438	54,399

Commitments and contingencies

Common shareholders' equity:
Common stock, $0.005 par value. Authorized 50,000,000 shares; issued and outstanding 18,844,817 and 18,844,817	94	94
Additional paid-in capital	135,213	135,091
Accumulated other comprehensive loss	(310)	(356)
Accumulated deficit	(29,622)	(30,320)
Total common shareholders' equity	105,375	104,509
Total liabilities and common shareholders' equity	$162,813	$158,908

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011

Sales	$41,612	$34,960
Less excise taxes	3,113	2,663
Net sales	38,499	32,297
Cost of sales	26,792	23,069
Gross profit	11,707	9,228
Selling, general and administrative expenses	10,373	9,289
Operating income (loss)	1,334	(61)
Income from equity method investment	-	356
Interest expense	(166)	(282)
Interest and other income, net	5	13
Income before income taxes	1,173	26
Income tax provision	475	10
Net income	$698	$16

Basic and diluted net income per share	$0.04	$-

Shares used in basic per share calculations	18,845	18,819

Shares used in diluted per share calculations	18,911	18,928

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	For the Three Months Ended March 31,
	2012	2011
Net income	$698	$16
Unrealized gains on derivative hedge transactions, net of tax	46	62
Comprehensive income	$744	$78

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2012	2011

Cash flows from operating activities:
Net income	$698	$16
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,845	1,820
Income from equity method investment, net of distributions received	-	(356)
Deferred income taxes	411	(24)
Stock-based compensation	134	39
Other	(235)	62
Changes in operating assets and liabilities:
Accounts receivable, net	2,317	158
Inventories	(2,737)	(1,696)
Other current assets	(300)	(392)
Accounts payable and other accrued expenses	3,135	2,213
Accrued salaries, wages and payroll taxes	(527)	(520)
Refundable deposits	(134)	133
Net cash provided by operating activities	4,607	1,453

Cash flows from investing activities:
Expenditures for property, equipment and leasehold improvements	(1,798)	(2,015)
Proceeds from sale of property, equipment and leasehold improvements	29	5
Net cash used in investing activities	(1,769)	(2,010)

Cash flows from financing activities:
Principal payments on debt and capital lease obligations	(148)	(825)
Net borrowings under revolving line of credit	-	1,300
Proceeds from issuances of common stock	-	13
Net cash provided by (used in) financing activities	(148)	488

Increase (decrease) in cash	2,690	(69)

Cash:
Beginning of period	795	164
End of period	$3,485	$95

Supplemental disclosure of cash flow information:
Cash paid for interest	$193	$309
Cash paid for income taxes, net	374	104

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation

General
The accompanying financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Annual Report”). These consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements are unaudited but, in the opinion of management, reflect all material adjustments necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods presented. All such adjustments were of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results of operations for the full year.

Reclassifications
Certain immaterial amounts in the prior periods’ Consolidated Financial Statements have been reclassified to conform to the current period’s presentation.

Note 2.	Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income.” This standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. ASU No. 2011-05 was amended by ASU No. 2011-12, which defers the effective date for amendments to the presentation of reclassification of items out of accumulated other comprehensive income. To comply with the requirements of ASU No. 2011-05, we included Consolidated Statements of Comprehensive Income immediately following the Consolidated Statements of Operations. The adoption of ASU No. 2011-05 did not have any effect on our financial condition, results of operations, or cash flows.

In May 2011, the FASB amended ASC 820, “Fair Value Measurements.” This amendment is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. This guidance clarifies the application of existing fair value measurements and disclosures, and changes certain principles or requirements for fair value measurements and disclosures. The updated guidance is effective on a prospective basis for financial statements issued for interim and annual periods beginning after December 15, 2011. The adoption of this guidance effective January 1, 2012 did not have a material impact on our consolidated financial statements.

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

Index

Inventories consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Raw materials	$2,845	$2,778
Work in process	3,473	2,829
Finished goods	4,434	2,128
Packaging materials	573	558
Promotional merchandise	842	967
Pub food, beverages and supplies	318	186
	$12,485	$9,446

Work in process is beer held in fermentation tanks prior to the filtration and packaging process.

Note 4.	Related Party Transactions

Note Payable
In connection with our merger with Kona Brewing Company in 2010 (the “KBC Merger”), we assumed an obligation for a promissory note payable (“Related Party Note”) to a counterparty that was a significant KBC shareholder and remains a shareholder of Craft Brew Alliance, Inc. The Related Party Note is secured by the equipment comprising a photovoltaic cell generation system (“photovoltaic system”) installed at our brewery located in Kailua-Kona, Hawaii. Accrued interest on the Related Party Note is due and payable monthly at a fixed interest rate of 4.75%, with monthly loan payments of $16,129. Any unpaid principal balance and unpaid accrued interest under the Related Party Note will be due and payable on November 15, 2014. The balance on the Related Party Note was $477,000 and $519,000 as of March 31, 2012 and December 31, 2011, respectively.

Transactions with Anheuser-Busch, LLC (“A-B”)
Transactions with A-B consisted of the following (in thousands):

	Three Months Ended March 31,
	2012	2011
Gross sales to A-B	$33,606	$29,514
Margin fee paid to A-B, classified as a reduction of Sales	453	1,162
Sales to Fulton Street Brewery, LLC (“FSB”), through a contract brewing arrangement, classified in Sales(1)	1,378	276
Handling, inventory management, royalty and other fees paid to A-B, classified in Cost of sales	114	136
Amounts received from A-B for lost keg fees and forfeited deposits, included as a reduction of Property, equipment and leasehold improvements, net	4	13

(1)	We owned 42% of FSB prior to it becoming a wholly owned subsidiary of A-B in May 2011 and, accordingly, transactions with FSB are considered to be related party transactions in both periods.

Amounts due to or from A-B were as follows (in thousands):

	March 31, 2012	December 31, 2011
Amounts due from A-B related to beer sales pursuant to the A-B distributor agreement	$5,934	$8,310
Amounts due from FSB related to beer sales pursuant to a contract brewing arrangement	571	585
Refundable deposits due to A-B	(1,900)	(1,746)
Amounts due to A-B for services rendered	(1,915)	(2,482)
Net amount due from A-B	$2,690	$4,667

Index

Operating Leases
We lease our headquarters office space, restaurant and storage facilities located in Portland, land and certain equipment from two limited liability companies, both of whose members include our current Board Chair and a nonexecutive officer. Lease payments to these lessors totaled $31,000 and $30,000 for the three months ended March 31, 2012 and 2011, respectively.

We hold lease and sublease obligations for certain office space and the land underlying the brewery and pub location in Kona, Hawaii, with a company whose owners include a shareholder who owns more than 5% of our common stock and a nonexecutive officer. The sublease contracts expire on various dates through 2020, with an extension at our option for two five-year periods. Lease payments to this lessor totaled $99,000 and $110,000 for the three months ended March 31, 2012 and 2011, respectively.

Note 5.	Intangible and Other Assets

Intangible and other assets and the related accumulated amortization are as follows (in thousands):

	March 31, 2012	December 31, 2011
Trademarks and domain name	$14,429	$14,429

Recipes	700	700

Distributor agreements	2,200	2,200
Accumulated amortization	(550)	(513)
	1,650	1,687

Non-compete agreements	440	540
Accumulated amortization	(132)	(210)
	308	330

Favorable contracts	31	153
Accumulated amortization	(27)	(147)
	4	6

Other	280	280
Accumulated amortization	(226)	(223)
	54	57
	17,145	17,209

Promotional merchandise	700	780
	$17,845	$17,989

Amortization expense for the three months ended March 31, 2012 and 2011 was $64,000 and $82,000, respectively.

Note 6.	Derivative Financial Instruments

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

We have assessed our vulnerability to certain business and financial risks, including interest rate risk associated with our variable-rate long-term debt. To mitigate this risk, we entered into a five-year interest rate swap contract with Bank of America, N.A. (“BofA”) with a total notional value of $9.1 million as of March 31, 2012 to hedge the variability of interest payments associated with our variable-rate borrowings under our Term Loan with BofA. Through this swap agreement, we pay interest at a fixed rate of 4.48% and receive interest at a floating-rate of the one-month LIBOR, which was 0.24% at March 31, 2012. Since the interest rate swap hedges the variability of interest payments on variable rate debt with similar terms, it qualifies for cash flow hedge accounting treatment. As of March 31, 2012, unrealized net losses of $310,000 were recorded in Accumulated other comprehensive loss (“OCI”) as a result of this hedge. The effective portion of the gain or loss on the derivative is reclassified into interest expense in the same period during which we record interest expense associated with the Term Loan. There was no hedge ineffectiveness recognized during the three months ended March 31, 2012 or 2011.

Index

The interest rate swap contract is secured by substantially all of our personal property and by the real properties located at 924 North Russell Street, Portland, Oregon and 14300 NE 145th Street, Woodinville, Washington (“collateral”).

The fair value of our derivative instrument is as follows (in thousands):

Fair Value of Liability Derivative
	March 31, 2012	December 31, 2011
Fair value of derivative financial instrument	$498	$572

The effect of our interest rate swap contract that is accounted for as a derivative instrument on our Consolidated Statements of Income for the three-month periods ended March 31, 2012 and 2011 was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in Accumulated OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)

Three Months Ended March 31,
2012	$74	Interest expense	$96
2011	$101	Interest expense	$96

See also Note 7.

Note 7.	Fair Value Measurements

Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;
•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and
•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial liability that is recorded at fair value on a recurring basis (in thousands):

Fair Value at March 31, 2012	Level 1	Level 2	Level 3	Total
Derivative financial instrument	$-	$498	$-	$498

Fair Value at December 31, 2011
Derivative financial instrument	$-	$572	$-	$572

Index

The fair value of our interest rate swap is based on quarterly statements from the issuing bank. There were no changes to our valuation techniques during the three months ended March 31, 2012 or 2011.

We believe the carrying amounts of cash, accounts receivable, accounts payable and other accrued expenses are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

At March 31, 2012, we had fixed rate debt outstanding as follows (in thousands):

Fixed rate debt on balance sheet	$855
Fair value of fixed rate debt	$916

The fair value of our fixed rate debt is estimated using discounted cash flow analysis, based on rates we would currently pay for similar type debt.

Note 8.	Segment Results and Concentrations

Our Chief Operating Decision Maker monitors net sales and gross margins of our Beer Related operations and our Pubs operations. Beer Related operations include the brewing operations and related beer sales of our Widmer Brothers, Redhook and Kona beer brands, both domestically and internationally. Pubs operations include our pubs, some of which are located adjacent to our Beer Related operations, other merchandise sales and sales of our beers directly to customers. We do not track operating results beyond the gross margin level or our assets on a segment level.

Net sales, gross profit and gross margin by segment were as follows (dollars in thousands):

Three Months Ended March 31,
2012	Beer Related	Pubs	Total
Net sales	$33,113	$5,386	$38,499
Gross profit	$10,914	$793	$11,707
Gross margin	33.0%	14.7%	30.4%

2011
Net sales	$27,311	$4,986	$32,297
Gross profit	$8,491	$737	$9,228
Gross margin	31.1%	14.8%	28.6%

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

Sales to wholesalers through the A-B distributor agreement represented 79.7% and 81.1%, respectively, of our sales for the three-month periods ended March 31, 2012 and 2011. Receivables from A-B represented 53.9% and 62.4%, respectively, of our accounts receivable balance at March 31, 2012 and December 31, 2011.

Index

Note 9.	Significant Stock-Based Plan Activity and Stock-Based Compensation

Stock-Based Compensation Expense
Total stock-based compensation expense, recognized as a component of Selling, general and administrative expense on our Consolidated Statements of Income, was as follows (in thousands):

	Three Months Ended March 31,
	2012	2011

Stock-based compensation expense	$134	$39

At March 31, 2012, we had total unrecognized stock-based compensation expense of $785,000, which will be recognized over the weighted average remaining vesting period of 3.0 years.

Note 10.	Earnings Per Share

The following table reconciles shares used for basic and diluted earnings per share (“EPS”) and provides certain other information (in thousands):

	Three Months Ended March 31,
	2012	2011
Shares used for basic EPS	18,845	18,819
Dilutive effect of stock-based awards	66	109
Shares used for diluted EPS	18,911	18,928

Stock-based awards not included in diluted per share calculations as they would be anti-dilutive	25	44

Note 11.	Income Taxes

During the three months ended March 31, 2012, deferred tax assets related to net operating loss and alternative minimum tax credit carryforwards decreased to $1.6 million from $2.1 million at December 31, 2011 primarily as a result of having taxable income. Accordingly, total net deferred tax liabilities totaled $14.8 million at March 31, 2012 compared to $14.3 million at December 31, 2011.

The effective tax rates for the first three months of 2012 and 2011 were affected by the impact of our non-deductible expenses, primarily state and local taxes, meals and entertainment expenses, and tax credits.

Index

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q includes forward-looking statements. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “may,” “plan” and similar expressions or their negatives identify forward-looking statements, which generally are not historical in nature. These statements are based upon assumptions and projections that we believe are reasonable, but are by their nature inherently uncertain. Many possible events or factors could affect the Company’s future financial results and performance, and could cause actual results or performance to differ materially from those expressed, including those risks and uncertainties described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Annual Report”), and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”). Caution should be taken not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein, as well as the audited Consolidated Financial Statements and Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2011 Annual Report. The discussion and analysis includes period-to-period comparisons of our financial results. Although period-to-period comparisons may be helpful in understanding our financial results, we believe that they should not be relied upon as an accurate indicator of future performance.

Overview

Craft Brew Alliance is the union of three unique pioneering craft brewers:

•	Redhook Ale Brewery founded by Gordon Bowker and Paul Shipman in 1981 in Seattle, Washington;
•	Widmer Brothers Brewery founded by brothers Kurt and Rob Widmer in 1984 in Portland, Oregon; and
•	Kona Brewing Co. founded by father and son team Cameron Healy and Spoon Khalsa in 1994 in Kona, Hawaii.

Since our formation, we have focused our business activities on satisfying consumers through the brewing, marketing and selling of high-quality craft beers in the United States. Today, as an independent craft brewer, we possess several distinct advantages, unique in the craft beer category. These advantages are rooted and leveraged through the combination of our innovative quality craft beers; the strength of our distinct, authentic brand portfolio; our seamless national distribution and national sales and marketing reach; our financial capabilities as a public company; our owned brew pubs; and our bi-coastal breweries.

We proudly brew our Widmer Brothers, Redhook and Kona beers in each of our three company-owned mainland production breweries that are located in Portsmouth, New Hampshire; Portland, Oregon, which is our largest brewery; and in the Seattle suburb of Woodinville, Washington. Our brewery located in Kailua-Kona, Hawaii brews our Kona branded beers. We also own and operate a small manual style brewery, primarily used for small batch production and innovative brews, at the Rose Quarter in Portland, Oregon.

We sell our beers primarily to wholesalers via a Master Distributor Agreement (“A-B Distributor Agreement”) with Anheuser-Busch, LLC (“A-B”). Redhook and Widmer Brothers beers are distributed in all 50 states and Kona beers are distributed in 31 states. Separate from our A-B wholesalers, we maintain an independent sales and marketing organization complete with resources across the key functions of brand management, field marketing, field sales, and national retail sales.

We operate in two segments: Beer Related operations and Pubs. Beer Related operations include the brewing and sale of craft beers from our five breweries, both domestically and internationally.. Pubs operations primarily include our five pubs, four of which are located adjacent to our Beer Related operations, other merchandise sales, and sales of our beers directly to customers.

Index

New Brands and Packaging
Omission Beer is a new brand of gluten-free beers, currently available only in Oregon, that includes two styles: Omission Lager and Omission Pale Ale. These beers are brewed with traditional beer ingredients, including malted barley, but are specially crafted to be gluten-free. Our proprietary brewing process, which allows us to reduce the gluten levels to well below the widely accepted international gluten-free standard of 20 parts per million (ppm) for food and beverages, is unique to Omission Beer. While Omission Beer is currently only offered in Oregon, we are exploring the possibility of expanding distribution to other regions across the country.

In March 2012, we began offering Kona Longboard (“Longboard”) Island Lager in 12 oz. cans to our customers on a national basis. This new package will allow Kona Brewing fans to enjoy Liquid Aloha during more occasions – especially those where glass bottles typically aren’t the best option, such as on the beach or at the pool.

Following is a summary of our financial results:

Three Months Ended March 31,	Net Sales	Net Income	Number of Barrels Sold
2012	$38.5 million	$698,000	169,900
2011	$32.3 million	$16,000	147,900

Results of Operations

The following table sets forth, for the periods indicated, certain information from our Consolidated Statements of Income expressed as a percentage of net sales(1):

	Three Months Ended March 31,
	2012	2011
Sales	108.1%	108.2%
Less excise tax	8.1	8.2
Net sales	100.0	100.0
Cost of sales	69.6	71.4
Gross profit	30.4	28.6
Selling, general and administrative expenses	26.9	28.8
Operating income (loss)	3.5	(0.2)
Income from equity method investment	-	1.1
Interest expense	(0.4)	(0.9)
Interest and other income, net	-	-
Income before income taxes	3.0	0.1
Income tax provision	1.2	-
Net income	1.8%	0.1%

(1)	Percentages may not add due to rounding.

Index

Segment Information
Net sales, gross profit and gross margin information by segment was as follows (dollars in thousands):

	Three Months Ended March 31,
2012	Beer Related	Pubs	Total
Net sales	$33,113	$5,386	$38,499
Gross profit	$10,914	$793	$11,707
Gross margin	33.0%	14.7%	30.4%

2011
Net sales	$27,311	$4,986	$32,297
Gross profit	$8,491	$737	$9,228
Gross margin	31.1%	14.8%	28.6%

Sales by Category
The following tables set forth a comparison of sales by category (dollars in thousands):

	Three Months Ended March 31,		Dollar
Sales by Category	2012	2011	Change	% Change
A-B and A-B related	$33,153	$28,352	$4,801	16.9%
Contract brewing and beer related(1)	3,073	1,622	1,451	89.5%
Excise taxes	(3,113)	(2,663)	(450)	16.9%
Net beer related sales	33,113	27,311	5,802	21.2%
Pubs(2)	5,386	4,986	400	8.0%
Net sales	$38,499	$32,297	$6,202	19.2%

(1)	Beer related includes international beer sales.
(2)	Pubs sales include sales of promotional merchandise and sales of beer directly to customers.

Shipments by Category
Shipments by category were as follows (in barrels):

Three Months Ended March 31,	2012 Shipments	2011 Shipments	Increase	% Change	Change in Depletions(1)
A-B	150,300	136,900	13,400	9.8%	8%
Contract brewing and other(2)	17,200	8,600	8,600	100.0%
Pubs	2,400	2,400	-	-
Total	169,900	147,900	22,000	14.9%

(1)	Change in depletions reflects the year-over-year change in barrel volume sales of beer by wholesalers to retailers.
(2)	Contract brewing and other includes the international shipments of our beers.

The increase in sales to A-B and A-B related in the three-month period ended March 31, 2012 compared to the same period of 2011 was primarily due to an increase in volume, higher selling prices for our beers and a shift in product mix towards bottle and high-end product, both of which carry a higher price per unit. Gross sales were also favorably impacted by a decrease in the per barrel fee associated with sales to A-B as a result of an amendment to our A-B Distributor Agreement. Our savings from the 2011 amendment to the A-B Distributor Agreement approximated $0.9 million for the first quarter of 2012. The amount of increase in sales realized for future periods may differ from this amount due to the level, timing and geographic distribution of our shipments to A-B.

The increase in contract brewing and other sales in the three-month period ended March 31, 2012 compared to the same period of 2011 was due to an increase in shipments under an existing third-party contract and the contribution of shipments under a three-year contract brewing arrangement with FSB, which began production in the first quarter of 2011.

The increase in excise taxes in the three-month period ended March 31, 2012 compared to the same period of 2011 was due to the increase in shipments.

Index

The increase in volume in the three-month period ended March 31, 2012 compared to the same period of 2011 was primarily driven by our increased sales and marketing efforts and new brand and package introductions. These efforts continued to develop and increase volume throughout 2011 and into 2012.

Shipments by Brand
The following table sets forth a comparison of shipments by brand (in barrels):

Three Months Ended March 31,	2012 Shipments	2011 Shipments	Increase (Decrease)	% Change	Change in Depletions
Widmer Brothers	60,500	62,400	(1,900)	(3.0)%	(5)%
Kona	48,400	37,100	11,300	30.5%	30%
Redhook	44,400	40,100	4,300	10.7%	7%
Total(1)	153,300	139,600	13,700	9.8%	8%

(1)	Total shipments by brand include international shipments and exclude shipments produced under our contract brewing arrangements.

The decrease in our Widmer Brothers brand shipments in the three-month period ended March 31, 2012 compared to the same period of 2011 was primarily due to pressure on our Hefeweizen beer which is experiencing competition from large, multi-national wheat beer competitors. Partially offsetting this decrease has been the success of our focus on the core and high-end Widmer Brothers brands, which is fueling broader awareness of the overall Widmer Brothers brand.

The increase in our Kona brand shipments in the three-month period ended March 31, 2012 compared to the same period of 2011 was due to the success of our Always Aloha message. We continue to successfully introduce our Kona beers to new markets which has been contributing to the brand’s shipment growth. The introduction of our Kona beers in cans in March 2012 also contributed to the increase.

The increase in our Redhook brand shipments in the three-month period ended March 31, 2012 compared to the same period of 2011 was the result of our investments in new packaging, brand introductions and marketing initiatives.

Shipments by Package
The following table sets forth a comparison of our shipments by package, excluding private label shipments produced under our contract brewing arrangements (in barrels):

	2012		2011
Three Months Ended March 31,	Shipments	% of Total	Shipments	% of Total
Draft	53,600	35.0%	54,300	38.9%
Bottle	99,700	65.0%	85,300	61.1%
Total	153,300	100.0%	139,600	100.0%

The shift in package mix from draft to bottle in the three-month period ended March 31, 2012 compared to the same period of 2011 is primarily the result of the increase in volumes on our Kona bottle beer  and lower volumes on our Hefeweizen draft beer. There is also increased general competition across the industry for on-premise draft sales as the large, multi-national brewers enter the craft beer segment.

Index

Cost of Sales
Cost of sales includes purchased raw materials, direct labor, overhead and shipping costs.

Information regarding cost of sales was as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar
	2012	2011	Change	% Change
Beer Related	$22,199	$18,820	$3,379	18.0%
Pubs	4,593	4,249	344	8.1%
Total	$26,792	$23,069	$3,723	16.1%

The increase in Beer Related cost of sales in the three-month period ended March 31, 2012 compared to the same period of 2011 was due to the increase in shipments discussed above, including the mix shift from draft to bottle as the per barrel equivalent cost of bottle is more than draft, as well as increased costs of grains, primarily wheat, and shipping costs due to fuel surcharges.

Gross Profit
Information regarding gross profit was as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar
	2012	2011	Change	% Change
Beer Related	$10,914	$8,491	$2,423	28.5%
Pubs	793	737	56	7.6%
Total	$11,707	$9,228	$2,479	26.9%

Gross profit as a percentage of net sales, or gross margin, was as follows:

	Three Months Ended March 31,
	2012	2011
Beer Related	33.0%	31.1%
Pubs	14.7%	14.8%
Overall	30.4%	28.6%

The increase in gross profit in the three-month period ended March 31, 2012 compared to the same period of 2011 was due to the improvement in the Beer Related gross margin rate and the increases in sales discussed above, which includes the decrease in margin fee paid to A-B. The improvement in the Beer Related gross margin rate was primarily due to improved brewery performance, increased capacity utilization and a shift in mix to our higher-end beers.

Total approximate capacity utilization is calculated by dividing total shipments by the approximate working capacity and was as follows:

	Three Months Ended March 31,
	2012	2011
Capacity utilization	75.5%	65.2%

Each period’s total capacity is calculated using the product mix actually experienced in the specific period, which causes variances in total capacity from period to period, exclusive of changes to brewing equipment. Working capacity is the theoretical maximum output of all of our breweries and is based on running each of our facilities 24 hours-per-day, seven days-per-week with full batches for each beer brewed. Working capacity does not take into account demand fluctuations due to seasonality, the perishability of beer, or product mix evolving in favor of higher-end, lower volume brands. Considering these constraints, capacity utilization is unlikely to exceed approximately 85% of working capacity in a given period.

Index

Our increased capacity utilization in the three-month period ended March 31, 2012 compared to the same period of 2011 was the result of increased production of our core beers discussed above and increased production of beers under contract brewing arrangements. During 2012, we expect to increase the combined capacity of our production breweries from approximately 900,000 barrels per year to approximately 1,090,000 barrels per year.

Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) include compensation and related expenses for our sales and marketing activities, management, legal and other professional and administrative support functions.

Information regarding SG&A was as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar
	2012	2011	Change	% Change
	$10,373	$9,289	$1,084	11.7%
As a % of net sales	26.9%	28.8%

The increase in SG&A for the three-month period ended March 31, 2012 compared to the same period of 2011 was primarily due to an increase in sales and marketing costs, principally comprised of labor costs related to our national sales organization, promotions and sponsorship activity, and point of sale and related trade merchandise costs. This increase was partially offset by lower packaging design and development costs and lower professional fees. SG&A decreased as a percentage of net sales in the three-month period ended March 31, 2012 compared to the same period of 2011 primarily due to increased sales over which to spread fixed costs.

Income from Equity Method Investment
Income from equity method investment included our share of Fulton Street Brewery, LLC’s (“FSB”) net income through the date of sale in May 2011.

Interest Expense
Information regarding interest expense was as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar
	2012	2011	Change	% Change
Three Months	$166	$282	$(116)	(41.1)%

	Three Months Ended March 31,
	2012	2011
Average debt outstanding	$13,700	$27,739
Average interest rate	2.03%	2.67%

The decrease in interest expense in the three-month period ended March 31, 2012 compared to the same period of 2011 was due to lower average outstanding borrowings and a lower average interest rate. The decrease in average outstanding borrowings was primarily the result of using a portion of the proceeds from the sale of FSB to repay the $8.8 million outstanding on our line of credit and $4.2 million outstanding related to capital leases.

Income Tax Provision
Our effective income tax rate was 40.5% for the first three months of 2012 and 38.5% in the first three months of 2011. The effective income tax rates reflect the impact of non-deductible expenses, primarily state and local taxes, meals and entertainment expenses and tax credits.

Index

Liquidity and Capital Resources

We have required capital primarily for the construction and development of our production breweries, to support our expansion and growth plans and to fund our working capital needs. Historically, we have financed our capital requirements through cash flow from operations, bank borrowings and the sale of common and preferred stock. We anticipate meeting our obligations for the twelve months beginning January 1, 2012 primarily from cash flows generated from operations. In addition, we may borrow under our line of credit facility as the need arises. Capital resources available to us at March 31, 2012 included $3.5 million of cash and $22.0 million available under our line of credit facility.

We had $3.5 million and $795,000 of cash at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012, we had working capital of $3.3 million compared to working capital of $2.3 million at December 31, 2011. Our debt as a percentage of total capitalization (total debt and common shareholders’ equity) was 11.4% and 11.7% at March 31, 2012 and December 31, 2011, respectively.

A summary of our cash flow information was as follows (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Cash flows provided by operating activities	$4,607	$1,453
Cash flows used in investing activities	(1,769)	(2,010)
Cash flows provided by (used in) financing activities	(148)	488
Increase (decrease) in cash	$2,690	$(69)

Cash provided by operating activities of $4.6 million in the first quarter of 2012 resulted from our net income of $0.7 million, net non-cash expense of $2.1 million and by changes in our operating assets and liabilities as discussed in more detail below.

Accounts receivable, net, decreased $2.3 million to $11.0 million at March 31, 2012 compared to $13.3 million at December 31, 2011. This decrease was primarily due to a $2.4 million decrease in our receivable from A-B, which totaled $5.9 million at March 31, 2012, as well as a $141,000 decrease in our receivable from FSB, which totaled $571,000 at March 31, 2012. Historically, we have not had collection problems related to our accounts receivable.

Inventories increased $3.1 million to $12.5 million at March 31, 2012 compared to $9.4 million at December 31, 2011, primarily to support an increase in shipment volume.

Accounts payable increased $3.6 million to $14.6 million at March 31, 2012 compared to $11.0 million at December 31, 2011, primarily due to increased inventory purchases to support our increased level of sales, partially offset by a $146,000 decrease in the portion of our payable to A-B that is included in Accounts payable, which totaled $1.3 million at March 31, 2012.

As of March 31, 2012, we had the following net operating loss carryforwards (“NOLs”) available to offset payment of future income taxes:

•	federal NOLs of $3.1 million, or $1.1 million tax-effected; and
•	state NOLs of $116,000 tax-effected.

We anticipate that we will utilize these remaining NOLs in the near future and, accordingly, once utilized, we will be required to satisfy our income tax obligations with cash.

Capital expenditures of $1.8 million in the first quarter of 2012 were primarily for capacity and efficiency purposes. For all of 2012, we anticipate capital expenditures of approximately $8.5 million to $9.5 million primarily for investments in capacity and efficiency.

Index

We have a loan agreement (as amended, the “Loan Agreement”) with BofA, which is presently comprised of a $22.0 million revolving line of credit (“Line of Credit”), including provisions for cash borrowings and up to $2.5 million notional amount of letters of credit, and a $12.1 million term loan (“Term Loan”). We may draw upon the Line of Credit for working capital and general corporate purposes. At March 31, 2012, we had no borrowings outstanding under the Line of Credit and we were in compliance with the financial covenants associated with the Loan Agreement.

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

Our critical accounting policies, as described in our 2011 Annual Report, relate to goodwill, other intangible assets, long-lived assets, refundable deposits on kegs, revenue recognition and income taxes. There have been no changes to our critical accounting policies since December 31, 2011.

Seasonality

Our sales generally reflect a degree of seasonality, with the first and fourth quarters historically exhibiting low sales levels relative to the second and third quarters. Accordingly, our results for any particular quarter are not likely to be indicative of the results to be achieved for the full year.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

See Note 2 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks and risk management policies since the filing of our 2011 Annual Report on Form 10-K, which was filed with the SEC on March 14, 2012.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)) under the Securities Exchange Act of 1934 (“Exchange Act”) as of the end of the period covered by this Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. While reasonable assurance is a high level of assurance, it does not mean absolute assurance. Disclosure controls and internal control over financial reporting cannot prevent or detect all errors, misstatements or fraud. In addition, the design of a control system must recognize that there are resource constraints, and the benefits associated with controls must be proportionate to their costs.

Index

Changes in Internal Control Over Financial Reporting
During the first quarter of 2012, no changes in our internal control over financial reporting were identified in connection with the evaluation required by Exchange Act Rule 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -  OTHER INFORMATION

Item 1A. Risk Factors

There have been no changes in our reported risk factors and no new risk factors have been identified since the filing of our 2011 Annual Report on Form 10-K, which was filed with the SEC on March 14, 2012.

Item 6.  Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

31.1	Certification of Chief Executive Officer of Craft Brew Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer of Craft Brew Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
99.1	Press Release dated May 10, 2012
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

CRAFT BREW ALLIANCE, INC.

May 10, 2012	BY:	/s/ Joseph K. O’Brien
Joseph K. O’Brien
Controller and Chief Accounting Officer