Form 10-Q
period 2012-06-30
CRAFT BREW ALLIANCE, INC.
filed 2012-08-09
CIK 892222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2012

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

The number of shares of the registrant’s common stock outstanding as of August 3, 2012 was 18,869,606.

CRAFT BREW ALLIANCE, INC.

Index

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2012	2011

Assets
Current assets:
Cash	$5,435	$795
Accounts receivable, net	11,294	13,326
Inventories	11,285	9,446
Deferred income tax asset, net	1,266	894
Other current assets	3,236	2,816
Total current assets	32,516	27,277

Property, equipment and leasehold improvements, net	102,218	100,725
Goodwill	12,917	12,917
Intangible and other assets, net	17,700	17,989
Total assets	$165,351	$158,908

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$14,214	$10,994
Accrued salaries, wages and payroll taxes	4,879	4,524
Refundable deposits	8,415	7,400
Other accrued expenses	990	1,436
Current portion of long-term debt and capital lease obligations	616	596
Total current liabilities	29,114	24,950

Long-term debt and capital lease obligations, net of current portion	12,820	13,188
Fair value of derivative financial instruments	405	572
Deferred income tax liability, net	16,346	15,210
Other liabilities	503	479
Total liabilities	59,188	54,399

Commitments and contingencies

Common shareholders' equity:
Common stock, $0.005 par value. Authorized 50,000,000 shares; issued and outstanding 18,869,006 and 18,844,817	94	94
Additional paid-in capital	135,384	135,091
Accumulated other comprehensive loss	(252)	(356)
Accumulated deficit	(29,063)	(30,320)
Total common shareholders' equity	106,163	104,509
Total liabilities and common shareholders' equity	$165,351	$158,908

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Sales	$47,558	$44,849	$89,170	$79,809
Less excise taxes	3,294	3,353	6,407	6,016
Net sales	44,264	41,496	82,763	73,793
Cost of sales	30,926	28,038	57,718	51,107
Gross profit	13,338	13,458	25,045	22,686
Selling, general and administrative expenses	12,222	10,670	22,595	19,959
Operating income	1,116	2,788	2,450	2,727
Income from equity method investment	-	335	-	691
Gain on sale of Fulton Street Brewery, LLC	-	10,398	-	10,398
Interest expense	(165)	(260)	(331)	(542)
Interest income and other, net	(11)	7	(6)	20
Income before income taxes	940	13,268	2,113	13,294
Income tax provision	381	5,108	856	5,118
Net income	$559	$8,160	$1,257	$8,176

Basic and diluted net income per share	$0.03	$0.43	$0.07	$0.43

Shares used in basic per share calculations	18,857	18,829	18,851	18,824

Shares used in diluted per share calculations	18,931	18,945	18,921	18,936

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$559	$8,160	$1,257	$8,176
Unrealized gains on derivative hedge transactions, net of tax	58	7	104	69
Comprehensive income	$617	$8,167	$1,361	$8,245

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2012	2011

Cash flows from operating activities:
Net income	$1,257	$8,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,761	3,651
Income from equity method investment, net of distributions received	-	(691)
Gain on sale of Fulton Street Brewery, LLC	-	(10,398)
Deferred income taxes	701	4,166
Stock-based compensation	311	249
Other	(235)	(49)
Changes in operating assets and liabilities:
Accounts receivable, net	1,614	(1,727)
Inventories	(1,454)	(1,111)
Other current assets	(420)	(72)
Other assets	-	(221)
Accounts payable and other accrued expenses	2,753	1,017
Accrued salaries, wages and payroll taxes	355	27
Refundable deposits	413	606
Net cash provided by operating activities	9,056	3,623

Cash flows from investing activities:
Expenditures for property, equipment and leasehold improvements	(4,578)	(3,694)
Proceeds from sale of property, equipment and leasehold improvements	37	49
Proceeds from the sale of Fulton Street Brewery, LLC	418	15,075
Net cash provided by (used in) investing activities	(4,123)	11,430

Cash flows from financing activities:
Principal payments on debt and capital lease obligations	(296)	(1,256)
Net borrowings under revolving line of credit	-	(7,500)
Proceeds from issuances of common stock	3	13
Net cash used in financing activities	(293)	(8,743)

Increase in cash	4,640	6,310

Cash:
Beginning of period	795	164
End of period	$5,435	$6,474

Supplemental disclosure of cash flow information:
Cash paid for interest	$386	$605
Cash paid for income taxes, net	453	211

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

Note 2.         Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income.” This standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. ASU No. 2011-05 was amended by ASU No. 2011-12, which defers the effective date for amendments to the presentation of reclassification of items out of accumulated other comprehensive income. To comply with the requirements of ASU No. 2011-05, we included Consolidated Statements of Comprehensive Income immediately following the Consolidated Statements of Operations. The adoption of ASU No. 2011-05 did not have any effect on our financial position, results of operations, or cash flows.

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

Index

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2012	2011
Raw materials	$2,670	$2,778
Work in process	3,167	2,829
Finished goods	3,569	2,128
Packaging materials	759	558
Promotional merchandise	784	967
Pub food, beverages and supplies	336	186
	$11,285	$9,446

Work in process is beer held in fermentation tanks prior to the filtration and packaging process.

Note 4.         Related Party Transactions

Note Payable
In connection with our merger with Kona Brewing Company in 2010 (the “KBC Merger”), we assumed an obligation for a promissory note payable (“Related Party Note”) to a counterparty that was a significant KBC shareholder and remains a shareholder of Craft Brew Alliance, Inc. The Related Party Note is secured by the equipment comprising a photovoltaic cell generation system (“photovoltaic system”) installed at our brewery located in Kailua-Kona, Hawaii. Accrued interest on the Related Party Note is due and payable monthly at a fixed interest rate of 4.75%, with monthly loan payments of $16,129. Any unpaid principal balance and unpaid accrued interest under the Related Party Note will be due and payable on November 15, 2014. The balance on the Related Party Note was $434,000 and $519,000 as of June 30, 2012 and December 31, 2011, respectively.

Transactions with Anheuser-Busch, LLC (“A-B”)
Transactions with A-B consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gross sales to A-B	$39,342	$37,433	$72,948	$66,947
Margin fee paid to A-B, classified as a reduction of Sales	482	740	935	1,902
Sales to Fulton Street Brewery, LLC (“FSB”), through a contract brewing arrangement, classified in Sales(1)	1,107	1,017	2,485	1,293
Handling, inventory management, royalty and other fees paid to A-B, classified in Cost of sales	116	138	230	274
Amounts received from A-B for lost keg fees and forfeited deposits, included as a reduction of Property, equipment and leasehold improvements, net	28	107	32	120

(1)	We owned 42% of FSB prior to it becoming a wholly owned subsidiary of A-B in May 2011 and, accordingly, transactions with FSB are considered to be related party transactions in all periods.

Index

Amounts due to or from A-B were as follows (in thousands):

	June 30, 2012	December 31, 2011
Amounts due from A-B related to beer sales pursuant to the A-B distributor agreement	$6,608	$8,310
Amounts due from FSB related to beer sales pursuant to a contract brewing arrangement	880	585
Refundable deposits due to A-B	(2,263)	(1,746)
Amounts due to A-B for services rendered	(1,991)	(2,482)
Net amount due from A-B	$3,234	$4,667

Operating Leases
We lease our headquarters office space, restaurant and storage facilities located in Portland, land and certain equipment from two limited liability companies, both of whose members include our current Board Chair and a nonexecutive officer. Lease payments to these lessors were as follows (in thousands):

Three Months Ended June 30,		Six Months Ended June 30,
2012	2011	2012	2011
$31	$31	$62	$61

We hold lease and sublease obligations for certain office space and the land underlying the brewery and pub location in Kona, Hawaii, with a company whose owners include a shareholder who owns more than 5% of our common stock and a nonexecutive officer. The sublease contracts expire on various dates through 2020, with an extension at our option for two five-year periods. Lease payments to this lessor were as follows (in thousands):

Three Months Ended June 30,		Six Months Ended June 30,
2012	2011	2012	2011
$100	$93	$199	$203

Note 5.         Intangible and Other Assets

Intangible and other assets and the related accumulated amortization are as follows (in thousands):

	June 30, 2012	December 31, 2011
Trademarks and domain name	$14,429	$14,429

Recipes	700	700

Distributor agreements	2,200	2,200
Accumulated amortization	(587)	(513)
	1,613	1,687

Non-compete agreements	440	540
Accumulated amortization	(154)	(210)
	286	330

Favorable contracts	31	153
Accumulated amortization	(29)	(147)
	2	6

Other	280	280
Accumulated amortization	(229)	(223)
	51	57
	17,081	17,209

Promotional merchandise	619	780
	$17,700	$17,989

Index

Amortization expense was as follows (in thousands):

Three Months Ended June 30,		Six Months Ended June 30,
2012	2011	2012	2011
$64	$83	$128	$165

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

We have assessed our vulnerability to certain business and financial risks, including interest rate risk associated with our variable-rate long-term debt. To mitigate this risk, we entered into a five-year interest rate swap contract with Bank of America, N.A. (“BofA”) with a total notional value of $9.0 million as of June 30, 2012 to hedge the variability of interest payments associated with our variable-rate borrowings under our Term Loan with BofA. Through this swap agreement, we pay interest at a fixed rate of 4.48% and receive interest at a floating-rate of the one-month LIBOR, which was 0.24% at June 30, 2012. Since the interest rate swap hedges the variability of interest payments on variable rate debt with similar terms, it qualifies for cash flow hedge accounting treatment. As of June 30, 2012, unrealized net losses of $252,000 were recorded in Accumulated other comprehensive loss (“OCI”) as a result of this hedge. The effective portion of the gain or loss on the derivative is reclassified into interest expense in the same period during which we record interest expense associated with the Term Loan. There was no hedge ineffectiveness recognized during the three or six months ended June 30, 2012 or 2011.

The interest rate swap contract is secured by substantially all of our personal property and by the real properties located at 924 North Russell Street, Portland, Oregon and 14300 NE 145th Street, Woodinville, Washington (“collateral”).

The fair value of our derivative instrument is as follows (in thousands):

Fair Value of Liability Derivative
	June 30, 2012	December 31, 2011
Fair value of derivative financial instrument	$405	$572

The effect of our interest rate swap contract that is accounted for as a derivative instrument on our Consolidated Statements of Income was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in Accumulated OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)

Three Months Ended June 30,
2012	$93	Interest expense	$97
2011	$11	Interest expense	$101

Six Months Ended June 30,
2012	$167	Interest expense	$193
2011	$112	Interest expense	$197

Index

See also Note 7.

Note 7.         Fair Value Measurements

Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;
•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and
•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial liability that is recorded at fair value on a recurring basis (in thousands):

Fair Value at June 30, 2012	Level 1	Level 2	Level 3	Total
Derivative financial instrument	$-	$405	$-	$405

Fair Value at December 31, 2011
Derivative financial instrument	$-	$572	$-	$572

There were no changes to our valuation techniques during the six months ended June 30, 2012 or 2011.

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

Index

Net sales, gross profit and gross margin by segment were as follows (dollars in thousands):

Three Months Ended June 30,
2012	Beer Related	Pubs	Total
Net sales	$38,371	$5,893	$44,264
Gross profit	$12,444	$894	$13,338
Gross margin	32.4%	15.2%	30.1%

2011
Net sales	$36,010	$5,486	$41,496
Gross profit	$12,453	$1,005	$13,458
Gross margin	34.6%	18.3%	32.4%

Six Months Ended June 30,
2012	Beer Related	Pubs	Total
Net sales	$71,484	$11,279	$82,763
Gross profit	$23,358	$1,687	$25,045
Gross margin	32.7%	15.0%	30.3%

2011
Net sales	$63,321	$10,472	$73,793
Gross profit	$20,944	$1,742	$22,686
Gross margin	33.1%	16.6%	30.7%

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

Sales to wholesalers through the A-B distributor agreement were as follows as a percentage of sales:

Three Months Ended June 30,		Six Months Ended June 30,
2012	2011	2012	2011
81.7%	81.8%	80.8%	81.5%

Receivables from A-B represented the following percentage of our accounts receivable balance:

June 30, 2012	December 31, 2011
58.5%	62.4%

Note 9.         Significant Stock-Based Plan Activity and Stock-Based Compensation

Stock-Based Compensation Expense
Total stock-based compensation expense, recognized as a component of Selling, general and administrative expense on our Consolidated Statements of Income, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Selling, general and administrative	$177	$210	$311	$249

At June 30, 2012, we had total unrecognized stock-based compensation expense of $1.8 million, which will be recognized over the weighted average remaining vesting period of 3.4 years.

Index

Note 10.       Earnings Per Share

The following table reconciles shares used for basic and diluted earnings per share (“EPS”) and provides certain other information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Shares used for basic EPS	18,857	18,829	18,851	18,824
Dilutive effect of stock-based awards	74	116	70	112
Shares used for diluted EPS	18,931	18,945	18,921	18,936

Stock-based awards not included in diluted per share calculations as they would be anti-dilutive	109	61	78	52

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

We proudly brew our Widmer Brothers, Redhook and Kona beers in each of our three company-owned mainland production breweries that are located in Portsmouth, New Hampshire; Portland, Oregon, which is our largest brewery; and the Seattle suburb of Woodinville, Washington. Our brewery located in Kailua-Kona, Hawaii brews our Kona branded beers. We also own and operate a small manual style brewery, primarily used for small batch production and innovative brews, at the Rose Quarter in Portland, Oregon.

We sell our beers primarily to wholesalers via a Master Distributor Agreement (the “A-B Distributor Agreement”) with Anheuser-Busch, LLC (“A-B”). Redhook and Widmer Brothers beers are distributed in all 50 states and Kona beers are distributed in 31 states. Separate from our A-B wholesalers, we maintain an independent sales and marketing organization complete with resources across the key functions of brand management, field marketing, field sales, and national retail sales.

We operate in two segments: Beer Related operations and Pubs. Beer Related operations include the brewing and sale of craft beers from our five breweries, both domestically and internationally. Pubs operations primarily include our five pubs, four of which are located adjacent to our Beer Related operations, other merchandise sales, and sales of our beers directly to customers.

Index

New Brands and Packaging
Omission Beer is a new brand of craft beers specially crafted to remove gluten that includes two styles: Omission Lager and Omission Pale Ale. These beers are brewed with traditional beer ingredients, including malted barley, and have flavor profiles that consumers would expect from lagers and pale ales. Our proprietary brewing process, which allows us to reduce the gluten levels to well below the widely accepted international gluten-free standard of 20 parts per million for food and beverages, is unique to Omission Beer.

In March and April 2012, we began offering Kona Longboard Island Lager and Redhook Long Hammer IPA, respectively, in 12 oz. cans to our customers on a national basis. These new packages allow Kona Brewing and Redhook fans to enjoy our craft beers during more occasions – especially those where glass bottles typically are not the best option, such as on the beach, in the ballpark or at the pool.

Results of Operations

Following is a summary of our financial results:

Six Months Ended June 30,	Net Sales	Net Income		Number of Barrels Sold
2012	$82.8 million	$1.3 million		360,400
2011	$73.8 million	$8.2 million	(1)	339,000

(1)	Includes the one-time gain on sale of Fulton Street Brewery, LLC of $6.5 million, net of tax.

The following table sets forth, for the periods indicated, certain information from our Consolidated Statements of Income expressed as a percentage of net sales(1):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Sales	107.4%	108.1%	107.7%	108.2%
Less excise tax	(7.4)	(8.1)	(7.7)	(8.2)
Net sales	100.0	100.0	100.0	100.0
Cost of sales	69.9	67.6	69.7	69.3
Gross profit	30.1	32.4	30.3	30.7
Selling, general and administrative expenses	27.6	25.7	27.3	27.0
Operating income	2.5	6.7	3.0	3.7
Income from equity method investment	-	0.8	-	0.9
Gain on sale of Fulton Street Brewery, LLC	-	25.1	-	14.1
Interest expense	(0.4)	(0.6)	(0.4)	(0.7)
Interest income and other, net	-	-	-	-
Income before income taxes	2.1	32.0	2.6	18.0
Income tax provision	0.9	12.3	1.0	6.9
Net income	1.3%	19.7%	1.5%	11.1%

(1)	Percentages may not add due to rounding.

Index

Segment Information
Net sales, gross profit and gross margin information by segment was as follows (dollars in thousands):

Three Months Ended June 30,
2012	Beer Related	Pubs	Total
Net sales	$38,371	$5,893	$44,264
Gross profit	$12,444	$894	$13,338
Gross margin	32.4%	15.2%	30.1%

2011
Net sales	$36,010	$5,486	$41,496
Gross profit	$12,453	$1,005	$13,458
Gross margin	34.6%	18.3%	32.4%

Six Months Ended June 30,
2012	Beer Related	Pubs	Total
Net sales	$71,484	$11,279	$82,763
Gross profit	$23,358	$1,687	$25,045
Gross margin	32.7%	15.0%	30.3%

2011
Net sales	$63,321	$10,472	$73,793
Gross profit	$20,944	$1,742	$22,686
Gross margin	33.1%	16.6%	30.7%

Sales by Category
The following tables set forth a comparison of sales by category (dollars in thousands):

	Three Months Ended June 30,		Dollar
Sales by Category	2012	2011	Change	% Change
A-B and A-B related	$38,860	$36,693	$2,167	5.9%
Contract brewing and beer related(1)	2,805	2,670	135	5.1%
Excise taxes	(3,294)	(3,353)	59	(1.8)%
Net beer related sales	38,371	36,010	2,361	6.6%
Pubs(2)	5,893	5,486	407	7.4%
Net sales	$44,264	$41,496	$2,768	6.7%

	Six Months Ended June 30,		Dollar
Sales by Category	2012	2011	Change	% Change
A-B and A-B related	$72,013	$65,045	$6,968	10.7%
Contract brewing and beer related(1)	5,878	4,292	1,586	37.0%
Excise taxes	(6,407)	(6,016)	(391)	6.5%
Net beer related sales	71,484	63,321	8,163	12.9%
Pubs(2)	11,279	10,472	807	7.7%
Net sales	$82,763	$73,793	$8,970	12.2%

(1)	Beer related includes international beer sales.
(2)	Pubs sales include sales of promotional merchandise and sales of beer directly to customers.

Index

Shipments by Category
Shipments by category were as follows (in barrels):

Three Months Ended June 30,	2012 Shipments	2011 Shipments	Increase (Decrease)	% Change	Change in Depletions(1)
A-B and A-B related	172,300	173,000	(700)	(0.4)%	3%
Contract brewing and beer related(2)	15,300	15,000	300	2.0%
Pubs	2,900	3,100	(200)	(6.5)%
Total	190,500	191,100	(600)	(0.3)%

Six Months Ended June 30,	2012 Shipments	2011 Shipments	Increase (Decrease)	% Change	Change in Depletions(1)
A-B and A-B related	322,600	309,900	12,700	4.1%	5%
Contract brewing and beer related(2)	32,500	23,600	8,900	37.7%
Pubs	5,300	5,500	(200)	(3.6)%
Total	360,400	339,000	21,400	6.3%

(1)	Change in depletions reflects the year-over-year change in barrel volume sales of beer by wholesalers to retailers.
(2)	Contract brewing and beer related includes international shipments of our beers.

The increases in sales to A-B and A-B related in the three and six-month periods ended June 30, 2012 compared to the same periods of 2011 were primarily due to higher selling prices for our beers, and a shift in product mix towards bottle and high-end product, both of which carry a higher price per unit. The increase in the six-month period was also due to an increase in volume. Gross sales in both periods were also favorably impacted by a decrease in the per barrel fee associated with sales to A-B as a result of an amendment to our A-B Distributor Agreement in 2011. Our savings from the May 2011 amendment to the A-B Distributor Agreement approximated $0.3 million and $1.2 million, respectively, for the three and six-month periods ended June 30, 2012. Increases in sales related to the amendment to the A-B Distributor Agreement in future periods may differ from these amounts due to the level, timing and geographic distribution of our shipments to A-B.

The increases in contract brewing and beer related sales in the three and six-month periods ended June 30, 2012 compared to the same periods of 2011 were due to increases in shipments under a three-year contract brewing arrangement with FSB, which began production in the first quarter of 2011.

Pubs sales increased in the three and six-month periods ended June 30, 2012 compared to the same periods of 2011, primarily due to increased guest counts and pricing in certain markets.

Excise taxes were relatively unchanged in the three-month period ended June 30, 2012 compared to the same period of 2011 as the volume of shipments was relatively unchanged. The increase in excise taxes in the six-month period ended June 30, 2012 compared to the same period of 2011 was due to higher shipments in the first quarter of 2012 compared to the same period of the prior year.

While the craft beer segment experienced growth in shipment volume in the three-month period ended June 30, 2012 compared to the same period in 2011, our shipment volumes were relatively unchanged. This was the result of differences in timing of significant programs, timing of implementing strategic pricing initiatives in key markets and a more competitive on-premise draft channel. In addition, the general timing of shipments contributed to our relatively flat results for the second quarter of 2012 compared to the second quarter of 2011. The increase in volume in the six-month period ended June 30, 2012 compared to the same period of 2011 was primarily driven by our increased sales and marketing efforts and new brand and package introductions.

Index

Shipments by Brand
The following table sets forth a comparison of shipments by brand (in barrels):

Three Months Ended June 30,	2012 Shipments	2011 Shipments	Increase (Decrease)	% Change	Change in Depletions
Widmer Brothers	67,200	74,200	(7,000)	(9.4)%	(8)%
Kona	59,400	53,500	5,900	11.0%	19%
Redhook	49,400	49,400	-	0.0%	2%
Total(1)	176,000	177,100	(1,100)	(0.6)%	3%

Six Months Ended June 30,	2012 Shipments	2011 Shipments	Increase (Decrease)	% Change	Change in Depletions
Widmer Brothers	127,700	136,600	(8,900)	(6.5)%	(7)%
Kona	107,800	90,600	17,200	19.0%	24%
Redhook	93,800	89,500	4,300	4.8%	4%
Total(1)	329,300	316,700	12,600	4.0%	5%

(1)	Total shipments by brand include international shipments and exclude shipments produced under our contract brewing arrangements.

The decreases in our Widmer Brothers brand shipments in the three and six-month periods ended June 30, 2012 compared to the same periods of 2011 were primarily due to pressure on our Hefeweizen beer which is experiencing competition from large, multi-national wheat beer competitors. Partially offsetting these decreases has been the success of our focus on the core and other Widmer Brothers brands, which is fueling broader awareness of the overall Widmer Brothers brand.

The increases in our Kona brand shipments in the three and six-month periods ended June 30, 2012 compared to the same periods of 2011 were due to the success of our Kona variety packs and the increased velocity of our Kona flagship, Longboard Lager, in existing markets. We continue to successfully introduce our Kona beers to new markets, which has been contributing to the brand’s shipment growth. The introduction of our Kona beer in cans in March 2012 also contributed to the increase.

The increase in our Redhook brand shipments in the six-month period ended June 30, 2012 compared to the same period of 2011 was the result of our investments in new packaging, brand introductions and marketing initiatives. For the three-month period ended June 30, 2012 compared to the same period of 2011, our Redhook shipments were flat, primarily as a result of higher pricing in key markets.

Shipments by Package
The following table sets forth a comparison of our shipments by package, excluding private label shipments produced under our contract brewing arrangements (in barrels):

Three Months	2012		2011
Ended June 30,	Shipments	% of Total	Shipments	% of Total
Draft	55,800	31.7%	59,700	33.7%
Bottle	120,200	68.3%	117,400	66.3%
Total	176,000	100.0%	177,100	100.0%

Six Months	2012		2011
Ended June 30,	Shipments	% of Total	Shipments	% of Total
Draft	109,400	33.2%	114,000	36.0%
Bottle	219,900	66.8%	202,700	64.0%
Total	329,300	100.0%	316,700	100.0%

The shift in package mix from draft to bottle in the three and six-month periods ended June 30, 2012 compared to the same periods of 2011 was primarily the result of the increase in volumes on our Kona bottle beer and lower volumes on our Hefeweizen draft beer. There is also increased general competition across the industry for on-premise draft sales as the large, multi-national brewers enter the craft beer segment.

Index

Cost of Sales
Cost of sales includes purchased raw materials, direct labor, overhead and shipping costs.

Information regarding cost of sales was as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar
	2012	2011	Change	% Change
Beer Related	$25,927	$23,557	$2,370	10.1%
Pubs	4,999	4,481	518	11.6%
Total	$30,926	$28,038	$2,888	10.3%

	Six Months Ended June 30,		Dollar
	2012	2011	Change	% Change
Beer Related	$48,126	$42,377	$5,749	13.6%
Pubs	9,592	8,730	862	9.9%
Total	$57,718	$51,107	$6,611	12.9%

The increases in Beer Related cost of sales in the three and six-month periods ended June 30, 2012 compared to the same periods of 2011 were due to the increase in shipments in the six-month period discussed above, as well as the mix shift from draft to bottle as the per barrel equivalent cost of bottle is more than draft, in both the three and six-month periods. In addition, increased distribution costs, including offsite storage and fuel, and higher grain prices, primarily barley, contributed to the increases in both the three and six-month periods.

The increases in Pubs cost of sales in the three and six-month periods ended June 30, 2012 compared to the same periods of 2011 were primarily due to the increase in guest counts noted above, as well as increased labor, food and beverage costs in certain markets.

Gross Profit
Information regarding gross profit was as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar
	2012	2011	Change	% Change
Beer Related	$12,444	$12,453	$(9)	(0.1)%
Pubs	894	1,005	(111)	(11.0)%
Total	$13,338	$13,458	$(120)	(0.9)%

	Six Months Ended June 30,		Dollar
	2012	2011	Change	% Change
Beer Related	$23,358	$20,944	$2,414	11.5%
Pubs	1,687	1,742	(55)	(3.2)%
Total	$25,045	$22,686	$2,359	10.4%

Gross profit as a percentage of net sales, or gross margin, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Beer Related	32.4%	34.6%	32.7%	33.1%
Pubs	15.2%	18.3%	15.0%	16.6%
Total	30.1%	32.4%	30.3%	30.7%

Beer related gross profit in the three-month period ended June 30, 2012 compared to the same period of 2011 was relatively flat due to the decrease in shipment volume discussed above and lower gross margin rate, offset by an increase in pricing, a shift in mix to our higher-end craft beers and a decrease in margin fee paid to A-B. The decline in gross margin rate was the result of higher distribution and grain costs, and lower fixed cost absorption as a result of producing fewer barrels of beer. The increase in gross profit in the six-month period ended June 30, 2012 compared to the same period of 2011 was due to an increase in shipment volume discussed above, partially offset by a decline in gross margin rate. The decline in the gross margin rate was primarily due to higher distribution and grain costs, partially offset by improved brewery performance, increased capacity utilization and a shift in mix to our higher-end beers. The decreases in Pubs gross profit in the three and six-month periods ended June 30, 2012 compared to the same periods of 2011 were primarily due to increases in labor, food and beverage costs, partially offset by increases in pricing.

Index

Total approximate capacity utilization is calculated by dividing total shipments by the approximate working capacity and was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Capacity utilization	84.7%	84.1%	80.1%	74.6%

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

Our increased capacity utilization in the six-month period ended June 30, 2012 compared to the same period of 2011 was the result of increased production of our core beers discussed above and increased production of beers under contract brewing arrangements. During the second quarter of 2012, we added additional fermentation vessels to our breweries which we expect will increase the combined capacity of our production breweries from approximately 900,000 barrels per year to approximately 1,090,000 barrels per year when put into service by the end of 2012.

Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) include compensation and related expenses for our sales and marketing activities, management, legal and other professional and administrative support functions.

Information regarding SG&A was as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar
	2012	2011	Change	% Change
	$12,222	$10,670	$1,552	14.5%
As a % of net sales	27.6%	25.7%

	Six Months Ended June 30,		Dollar
	2012	2011	Change	% Change
	$22,595	$19,959	$2,636	13.2%
As a % of net sales	27.3%	27.0%

The increases in SG&A for the three and six-month periods ended June 30, 2012 compared to the same periods of 2011 were primarily due to increases in labor costs with the expansion of our national footprint and the absence in the second quarter of 2012 of a reimbursement of legal fees received in the second quarter of 2011 related to the sale of FSB. These increases were partially offset by lower packaging design and development costs.

Index

Income from Equity Method Investment
Income from equity method investment included our share of Fulton Street Brewery, LLC’s (“FSB”) net income through the date of sale in May 2011.

Gain on Sale of Fulton Street Brewery, LLC (“FSB”)
Our pre-tax gain on the sale of FSB totaled $10.4 million, which resulted from proceeds of $16.3 million less our investment of $5.9 million.

Interest Expense
Information regarding interest expense was as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar
	2012	2011	Change	% Change
Interest expense	$165	$260	$(95)	(36.5)%
	Six Months Ended June 30,		Dollar
	2012	2011	Change	% Change
Interest expense	$331	$542	$(211)	(38.9)%

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Average debt outstanding	$13,524	$23,709	$13,612	$25,458
Average interest rate	2.02%	2.69%	2.02%	2.71%

The decreases in interest expense in the three and six-month periods ended June 30, 2012 compared to the same periods of 2011 were due to lower average outstanding borrowings and lower average interest rates. The average interest rate shown in the above table represents cash interest, exclusive of our interest rate swap. The decreases in average outstanding borrowings were primarily the result of using a portion of the proceeds from the sale of FSB in May 2011 to repay the $8.8 million outstanding on our line of credit and $4.2 million outstanding related to capital leases.

Income Tax Provision
Our effective income tax rate was 40.5% for the first six months of 2012 and 38.5% in the first six months of 2011. The effective income tax rates reflect the impact of non-deductible expenses, primarily meals and entertainment expenses, state and local taxes, and tax credits.

Liquidity and Capital Resources

We have required capital primarily for the construction and development of our production breweries, to support our expansion and growth plans and to fund our working capital needs. Historically, we have financed our capital requirements through cash flow from operations, bank borrowings and the sale of common and preferred stock. We anticipate meeting our obligations for the twelve months beginning July 1, 2012 primarily from cash flows generated from operations. In addition, we may borrow under our line of credit facility as the need arises. Capital resources available to us at June 30, 2012 included $5.4 million of cash and $22.0 million available under our line of credit facility.

We had $5.4 million and $795,000 of cash at June 30, 2012 and December 31, 2011, respectively. At June 30, 2012, we had working capital of $3.4 million compared to working capital of $2.3 million at December 31, 2011. Our debt as a percentage of total capitalization (total debt and common shareholders’ equity) was 11.2% and 11.7% at June 30, 2012 and December 31, 2011, respectively.

Index

A summary of our cash flow information was as follows (dollars in thousands):

	Six Months Ended June 30,
	2012	2011
Cash flows provided by operating activities	$9,056	$3,623
Cash flows provided by (used in) investing activities	(4,123)	11,430
Cash flows used in financing activities	(293)	(8,743)
Increase in cash	$4,640	$6,310

Cash provided by operating activities of $9.1 million in the first six months of 2012 resulted from our net income of $1.3 million, net non-cash expense of $4.5 million and changes in our operating assets and liabilities as discussed in more detail below.

Accounts receivable, net, decreased $2.0 million to $11.3 million at June 30, 2012 compared to $13.3 million at December 31, 2011. This decrease was primarily due to a $1.7 million decrease in our receivable from A-B, which totaled $6.6 million at June 30, 2012. Historically, we have not had collection problems related to our accounts receivable.

Inventories increased $1.9 million to $11.3 million at June 30, 2012 compared to $9.4 million at December 31, 2011, primarily to support an increase in shipment volume.

Accounts payable increased $3.2 million to $14.2 million at June 30, 2012 compared to $11.0 million at December 31, 2011, primarily due to increased inventory purchases to support our increased level of sales, partially offset by a $93,000 decrease in the portion of our payable to A-B that is included in Accounts payable, which totaled $1.3 million at June 30, 2012.

As of June 30, 2012, we had the following net operating loss carryforwards (“NOLs”) available to offset payment of future income taxes:

•	federal NOLs of $1.2 million, or $423,000 tax-effected; and
•	state NOLs of $94,000 tax-effected.

We anticipate that we will utilize these remaining NOLs in the near future and, accordingly, once utilized, we will be required to satisfy our income tax obligations with cash.

Capital expenditures of $4.6 million in the first six months of 2012 were primarily for capacity, efficiency and cooperage purposes. For all of 2012, we anticipate capital expenditures of approximately $8.5 million to $9.5 million primarily for investments in capacity and efficiency.

We have a loan agreement (as amended, the “Loan Agreement”) with BofA, which is presently comprised of a $22.0 million revolving line of credit (“Line of Credit”), including provisions for cash borrowings and up to $2.5 million notional amount of letters of credit, and a $12.0 million term loan (“Term Loan”). We may draw upon the Line of Credit for working capital and general corporate purposes. At June 30, 2012, we had no borrowings outstanding under the Line of Credit and we were in compliance with the financial covenants associated with the Loan Agreement.

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

Index

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

Changes in Internal Control Over Financial Reporting
During the second quarter of 2012, no changes in our internal control over financial reporting were identified in connection with the evaluation required by Exchange Act Rule 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -  OTHER INFORMATION

Item 1A. Risk Factors

There have been no changes in our reported risk factors and no new risk factors have been identified since the filing of our 2011 Annual Report on Form 10-K, which was filed with the SEC on March 14, 2012.

Index

Item 6.  Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

10.1	Amendment to A-B Master Distributor Agreement dated May 11, 2012
31.1	Certification of Chief Executive Officer of Craft Brew Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer of Craft Brew Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
99.1	Press Release dated August 9, 2012
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

CRAFT BREW ALLIANCE, INC.

August 9, 2012	BY: /s/ Joseph K. O’Brien
Joseph K. O’Brien
Controller and Chief Accounting Officer