Form 10-Q
period 2012-09-30
CRAFT BREW ALLIANCE, INC.
filed 2012-11-07
CIK 892222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2012

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

The number of shares of the registrant’s common stock outstanding as of October 30, 2012 was 18,874,256.

CRAFT BREW ALLIANCE, INC.

Index

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2012	2011

Assets
Current assets:
Cash	$3,475	$795
Accounts receivable, net	11,712	13,326
Inventories	11,409	9,446
Deferred income tax asset, net	1,469	894
Other current assets	3,414	2,816
Total current assets	31,479	27,277

Property, equipment and leasehold improvements, net	103,581	100,725
Goodwill	12,917	12,917
Intangible and other assets, net	18,011	17,989
Total assets	$165,988	$158,908

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$13,362	$10,994
Accrued salaries, wages and payroll taxes	4,445	4,524
Refundable deposits	8,551	7,400
Other accrued expenses	877	1,436
Current portion of long-term debt and capital lease obligations	632	596
Total current liabilities	27,867	24,950

Long-term debt and capital lease obligations, net of current portion	12,633	13,188
Fair value of derivative financial instruments	313	572
Deferred income tax liability, net	16,874	15,210
Other liabilities	519	479
Total liabilities	58,206	54,399

Commitments and contingencies

Common shareholders' equity:
Common stock, $0.005 par value. Authorized 50,000,000 shares;issued and outstanding 18,874,256 and 18,844,817	94	94
Additional paid-in capital	135,998	135,091
Accumulated other comprehensive loss	(195)	(356)
Accumulated deficit	(28,115)	(30,320)
Total common shareholders' equity	107,782	104,509
Total liabilities and common shareholders' equity	$165,988	$158,908

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Sales	$47,951	$43,633	$137,121	$123,442
Less excise taxes	3,363	3,156	9,770	9,172
Net sales	44,588	40,477	127,351	114,270
Cost of sales	30,964	27,762	88,682	78,869
Gross profit	13,624	12,715	38,669	35,401
Selling, general and administrative expenses	11,907	10,530	34,502	30,489
Operating income	1,717	2,185	4,167	4,912
Income from equity method investment	-	-	-	691
Gain on sale of Fulton Street Brewery, LLC	-	-	-	10,398
Interest expense	(165)	(205)	(496)	(747)
Interest income and other, net	10	22	4	42
Income before income taxes	1,562	2,002	3,675	15,296
Income tax provision	614	771	1,470	5,889
Net income	$948	$1,231	$2,205	$9,407

Basic and diluted net income per share	$0.05	$0.07	$0.12	$0.50

Shares used in basic per share calculations	18,872	18,843	18,858	18,831

Shares used in diluted per share calculations	18,954	18,935	18,932	18,936

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Net income	$948	$1,231	$2,205	$9,407
Unrealized gains on derivative hedge transactions, net of tax	57	39	161	108
Comprehensive income	$1,005	$1,270	$2,366	$9,515

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months Ended September 30,
	2012	2011

Cash flows from operating activities:
Net income	$2,205	$9,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,518	5,375
Income from equity method investments, net of distributions received	-	(691)
Gain on sale of Fulton Street Brewery, LLC	-	(10,398)
Deferred income taxes	992	4,905
Stock-based compensation	529	337
Excess tax benefit from employee stock plans	(379)	-
Other	(235)	(3)
Changes in operating assets and liabilities:
Accounts receivable, net	1,196	(1,320)
Inventories	(1,962)	(1,441)
Other current assets	(598)	739
Other assets	-	(382)
Accounts payable and other accrued expenses	2,173	(2,024)
Accrued salaries, wages and payroll taxes	(79)	(144)
Refundable deposits	682	637
Net cash provided by operating activities	10,042	4,997

Cash flows from investing activities:
Expenditures for property, equipment and leasehold improvements	(7,769)	(6,637)
Proceeds from sale of property, equipment and leasehold improvements	37	101
Proceeds from the sale of Fulton Street Brewery, LLC	418	15,075
Net cash provided by (used in) investing activities	(7,314)	8,539

Cash flows from financing activities:
Principal payments on debt and capital lease obligations	(440)	(5,605)
Net repayments under revolving line of credit	-	(7,500)
Proceeds from issuances of common stock	13	23
Excess tax benefit from employee stock plans	379	-
Net cash used in financing activities	(48)	(13,082)

Increase in cash	2,680	454

Cash:
Beginning of period	795	164
End of period	$3,475	$618

Supplemental disclosure of cash flow information:
Cash paid for interest	$583	$835
Cash paid for income taxes, net	476	473

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation

General
The accompanying consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Annual Report”). These consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements are unaudited but, in the opinion of management, reflect all material adjustments necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods presented. All such adjustments were of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results of operations for the full year.

Reclassifications
Certain immaterial amounts in the prior periods’ Consolidated Financial Statements have been reclassified to conform to the current period’s presentation.

Note 2.	Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, “Intangibles – Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment,” which permits an entity to make a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. Entities are required to test indefinite-lived intangible assets for impairment at least annually and more frequently if indicators of impairment exist. If an entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it is not required to perform the quantitative impairment test for that asset. Because the qualitative assessment is optional, an entity is permitted to bypass it for any indefinite-lived intangible asset in any period and apply the quantitative test. ASU 2012-02 also permits the entity to resume performing the qualitative assessment in any subsequent period. ASU 2012-02 is effective for impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. We do not expect the adoption of ASU 2012-02 to have any effect on our financial position, results of operations or cash flows.

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

Index

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2012	2011
Raw materials	$2,150	$2,778
Work in process	3,599	2,829
Finished goods	4,457	2,128
Packaging materials	581	558
Promotional merchandise	281	967
Pub food, beverages and supplies..	341	186
	$11,409	$9,446

Work in process is beer held in fermentation tanks prior to the filtration and packaging process.

Note 4.	Related Party Transactions

Note Payable
In connection with our merger with Kona Brewing Company in 2010 (the “KBC Merger”), we assumed an obligation for a promissory note payable (“Related Party Note”) to a counterparty that was a significant KBC shareholder and remains a shareholder of Craft Brew Alliance, Inc. The Related Party Note is secured by the equipment comprising a photovoltaic cell generation system (“photovoltaic system”) installed at our brewery located in Kailua-Kona, Hawaii. Accrued interest on the Related Party Note is due and payable monthly at a fixed interest rate of 4.75%, with monthly loan payments of $16,129. Any unpaid principal balance and unpaid accrued interest under the Related Party Note will be due and payable on November 15, 2014. The balance on the Related Party Note was $390,000 and $519,000 as of September 30, 2012 and December 31, 2011, respectively.

Transactions with Anheuser-Busch, LLC (“A-B”)
Transactions with A-B consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gross sales to A-B	$39,369	$35,072	$112,317	$102,019
Margin fee paid to A-B, classified as a reduction of Sales	496	496	1,431	2,398
Sales to Fulton Street Brewery, LLC (“FSB”), through a contract brewing arrangement, classified in Sales(1	720	1,213	3,205	2,506
Handling, inventory management, royalty and other fees paid to A-B, classified in Cost of sales	109	105	339	379
Amounts received from A-B for lost keg fees and forfeited deposits, included as a reduction of Property, equipment and leasehold improvements, net	90	120	122	240

(1)	We owned 42% of FSB prior to it becoming a wholly owned subsidiary of A-B in May 2011 and, accordingly, transactions with FSB are considered to be related party transactions in all periods.

Executed on October 3, 2012, but effective September 1, 2012, in the best interest of both parties, we mutually agreed with FSB to end our contract brewing arrangement. Under the termination agreement, we will phase out production of FSB branded beers utilizing remaining inventory on-hand. In consideration, FSB will pay us $70,000 per month through September 2013, reduced by an agreed upon margin for any beer delivered to FSB based on the remaining inventory levels. We recorded $57,000 in Sales in September 2012 under the terms of the termination agreement.

Index

Amounts due to or from A-B were as follows (in thousands):

	September 30, 2012	December 31, 2011
Amounts due from A-B related to beer sales pursuant to the A-B distributor agreement	$7,650	$8,310
Amounts due from FSB related to beer sales pursuant to a contract brewing arrangement	422	585
Refundable deposits due to A-B	(2,598)	(1,746)
Amounts due to A-B for services rendered	(1,930)	(2,482)
Net amount due from A-B	$3,544	$4,667

Operating Leases
We lease our headquarters office space, restaurant and storage facilities located in Portland, Oregon, as well as the land and certain equipment from two limited liability companies, both of whose members include our current Board Chair and a nonexecutive officer. Lease payments to these lessors were as follows (in thousands):

Three Months Ended September 30,		Nine Months Ended September 30,
2012	2011	2012	2011
$32	$30	$94	$91

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

Three Months Ended September 30,		Nine Months Ended September 30,
2012	2011	2012	2011
$102	$93	$301	$296

Note 5.	Derivative Financial Instruments

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

We have assessed our vulnerability to certain business and financial risks, including interest rate risk associated with our variable-rate long-term debt. To mitigate this risk, we entered into a five-year interest rate swap contract with Bank of America, N.A. (“BofA”) with a total notional value of $8.9 million as of September 30, 2012 to hedge the variability of interest payments associated with our variable-rate borrowings under our Term Loan with BofA. Through this swap agreement, we pay interest at a fixed rate of 4.48% and receive interest at a floating-rate of the one-month LIBOR, which was 0.23% at September 30, 2012. Since the interest rate swap hedges the variability of interest payments on variable rate debt with similar terms, it qualifies for cash flow hedge accounting treatment. As of September 30, 2012, unrealized net losses of $195,000 were recorded in Accumulated other comprehensive loss (“OCI”) as a result of this hedge. The effective portion of the gain or loss on the derivative is reclassified into interest expense in the same period during which we record interest expense associated with the Term Loan. There was no hedge ineffectiveness recognized during the three or nine months ended September 30, 2012 or 2011.

Index

The interest rate swap contract is secured by substantially all of our personal property and by the real properties located at 924 North Russell Street, Portland, Oregon and 14300 NE 145th Street, Woodinville, Washington (“collateral”).

The fair value of our derivative instrument is as follows (in thousands):

Fair Value of Liability Derivative
	September 30, 2012	December 31, 2011
Fair value of derivative financial instrument	$313	$572

The effect of our interest rate swap contract that is accounted for as a derivative instrument on our Consolidated Statements of Income was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in Accumulated OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)

Three Months Ended September 30,
2012	$92	Interest expense	$96
2011	$62	Interest expense	$104

Nine Months Ended September 30,
2012	$259	Interest expense	$289
2011	$174	Interest expense	$301

See also Note 6.

Note 6.	Fair Value Measurements

Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;
•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and
•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial liability that is recorded at fair value on a recurring basis (in thousands):

Fair Value at September 30, 2012	Level 1	Level 2	Level 3	Total
Derivative financial instrument	$-	$313	$-	$313

Fair Value at December 31, 2011
Derivative financial instrument	$-	$572	$-	$572

There were no changes to our valuation techniques during the nine months ended September 30, 2012 or 2011.

Index

We believe the carrying amounts of cash, accounts receivable, accounts payable and other accrued expenses are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

Note 7.	Segment Results and Concentrations

Our Chief Operating Decision Maker monitors net sales and gross margins of our Beer Related operations and our Pubs operations. Beer Related operations include the brewing operations and related beer sales of our Widmer Brothers, Redhook, Kona and Omission beer brands, both domestically and internationally. Pubs operations include our pubs, some of which are located adjacent to our Beer Related operations, other merchandise sales and sales of our beers directly to customers. We do not track operating results beyond the gross margin level or our assets on a segment level.

Net sales, gross profit and gross margin by segment were as follows (dollars in thousands):

Three Months Ended September 30,
2012	Beer Related	Pubs	Total
Net sales	$37,880	$6,708	$44,588
Gross profit	$12,321	$1,303	$13,624
Gross margin	32.5%	19.4%	30.6%

2011
Net sales	$34,262	$6,215	$40,477
Gross profit	$11,533	$1,182	$12,715
Gross margin	33.7%	19.0%	31.4%

Nine Months Ended September 30,
2012	Beer Related	Pubs	Total
Net sales	$109,364	$17,987	$127,351
Gross profit	$35,679	$2,990	$38,669
Gross margin	32.6%	16.6%	30.4%

2011
Net sales	$97,583	$16,687	$114,270
Gross profit	$32,477	$2,924	$35,401
Gross margin	33.3%	17.5%	31.0%

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

Sales to wholesalers through the A-B distributor agreement were as follows as a percentage of Sales:

Three Months Ended September 30,		Nine Months Ended September 30,
2012	2011	2012	2011
81.1%	79.2%	80.9%	80.7%

Index

Receivables from A-B represented the following percentage of our accounts receivable balance:

September 30, 2012	December 31, 2011
65.3%	62.4%

Note 8.	Significant Stock-Based Plan Activity and Stock-Based Compensation

Stock-Based Compensation Expense
Total stock-based compensation expense, recognized as a component of Selling, general and administrative expense on our Consolidated Statements of Income, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Selling, general and administrative	$218	$88	$529	$337

At September 30, 2012, we had total unrecognized stock-based compensation expense of $1.8 million, which will be recognized over the weighted average remaining vesting period of 3.1 years.

Note 9.	Earnings Per Share

The following table reconciles shares used for basic and diluted earnings per share (“EPS”) and provides certain other information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Shares used for basic EPS	18,872	18,843	18,858	18,831
Dilutive effect of stock-based awards	82	92	74	105
Shares used for diluted EPS	18,954	18,935	18,932	18,936

Stock-based awards not included in diluted per share calculations as they would be anti-dilutive	46	92	109	66

Index

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Craft Brew Alliance is the union of four unique and pioneering craft beer brands:

•	Redhook Ale Brewery founded by Gordon Bowker and Paul Shipman in 1981 in Seattle, Washington;
•	Widmer Brothers Brewery founded by brothers Kurt and Rob Widmer in 1984 in Portland, Oregon;
•	Kona Brewing Co. founded by father and son team Cameron Healy and Spoon Khalsa in 1994 in Kona, Hawaii; and
•	Omission Beer internally developed by CBA‘s brewing team in 2012 in Portland, Oregon.

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

We proudly brew our craft beers in four company-owned breweries including three mainland breweries located in Portsmouth, New Hampshire; Portland, Oregon; and the Seattle suburb of Woodinville, Washington; and one Hawaii brewery located in Kailua-Kona, Hawaii. We also own and operate a small pilot brewery, primarily used for small batch production and innovative brews, at the Rose Quarter in Portland, Oregon.

We sell our beers primarily to wholesalers via a Master Distributor Agreement (the “A-B Distributor Agreement”) with Anheuser-Busch, LLC (“A-B”). Redhook and Widmer Brothers beers are distributed in all 50 states and Kona beers are distributed in 31 states. Omission Beer recently became available nationally and we continue to expand into new markets. Separate from our A-B wholesalers, we maintain an independent sales and marketing organization complete with resources across the key functions of brand management, field marketing, field sales, and national retail sales.

We operate in two segments: Beer Related operations and Pubs. Beer Related operations include the brewing and sale of craft beers from our five breweries, both domestically and internationally. Pubs operations primarily include our five pubs, four of which are located adjacent to our Beer Related operations, other merchandise sales, and sales of our beers directly to customers.

Index

New Brands and Packaging
During the second quarter of 2012, we introduced Omission Beer, the first craft beer brand in the United States focused exclusively on brewing great tasting craft beers with traditional beer ingredients, including malted barley, that are specially crafted to remove gluten. The brand includes two styles: Omission Lager and Omission Pale Ale. Unlike many other beers in the fast-growing gluten-free category, Omission beers have flavor profiles that consumers would expect from traditionally brewed lagers and pale ales. Our innovative brewing process, which allows us to reduce the gluten levels to well below the widely accepted international Codex gluten-free standard of 20 parts per million for food and beverages, is unique to Omission Beer.

In March and April 2012, we began offering Kona Longboard Island Lager and Redhook Long Hammer IPA, respectively, in 12 oz. cans on a national basis. These new packages allow Kona Brewing and Redhook fans to enjoy our craft beers during more occasions – especially those where glass bottles may not be the best option, such as on the beach, in the ballpark or at the pool.

In August 2012, Kona Big Wave Golden Ale, which had previously only been available in Hawaii, joined Kona’s portfolio on the mainland that includes its flagship Longboard Island Lager, Fire Rock Pale Ale and the trio of Aloha Series seasonals. Big Wave Golden Ale is one of Kona’s original beers, first brewed at our Kailua-Kona home brewery in 1995, and is a great session beer with a bright, quenching finish. Like Longboard, Big Wave Golden Ale is a year-round offering and is available in all of Kona’s markets.

Results of Operations

Following is a summary of our financial results:

Nine Months Ended September 30,	Net Sales	Net Income		Number of Barrels Sold
2012	$127.4 million	$2.2 million		549,700
2011	$114.3 million	$9.4 million	(1)	520,500

(1)	Includes the one-time gain on sale of Fulton Street Brewery, LLC of $6.5 million, net of tax.

Index

The following table sets forth, for the periods indicated, certain information from our Consolidated Statements of Income expressed as a percentage of Net sales(1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Sales	107.5%	107.8%	107.7%	108.0%
Less excise tax	7.5	7.8	7.7	8.0
Net sales	100.0	100.0	100.0	100.0
Cost of sales	69.4	68.6	69.6	69.0
Gross profit	30.6	31.4	30.4	31.0
Selling, general and administrative expenses	26.7	26.0	27.1	26.7
Operating income	3.9	5.4	3.3	4.3
Income from equity method investment	-	-	-	0.6
Gain on sale of Fulton Street Brewery, LLC	-	-	-	9.1
Interest expense	(0.4)	(0.5)	(0.4)	(0.7)
Interest income and other, net	-	0.1	-	-
Income before income taxes	3.5	4.9	2.9	13.4
Income tax provision	1.4	1.9	1.2	5.2
Net income	2.1%	3.0%	1.7%	8.2%

(1)  Percentages may not add due to rounding.

Segment Information
Net sales, Gross profit and gross margin information by segment was as follows (dollars in thousands):

Three Months Ended September 30,
2012	Beer Related	Pubs	Total
Net sales	$37,880	$6,708	$44,588
Gross profit	$12,321	$1,303	$13,624
Gross margin	32.5%	19.4%	30.6%

2011
Net sales	$34,262	$6,215	$40,477
Gross profit	$11,533	$1,182	$12,715
Gross margin	33.7%	19.0%	31.4%

Nine Months Ended September 30,
2012	Beer Related	Pubs	Total
Net sales	$109,364	$17,987	$127,351
Gross profit	$35,679	$2,990	$38,669
Gross margin	32.6%	16.6%	30.4%

2011
Net sales	$97,583	$16,687	$114,270
Gross profit	$32,477	$2,924	$35,401
Gross margin	33.3%	17.5%	31.0%

Index

Sales by Category
The following tables set forth a comparison of sales by category (dollars in thousands):

	Three Months Ended Sept. 30,		Dollar
Sales by Category	2012	2011	Change	% Change
A-B and A-B related	$38,872	$34,576	$4,296	12.4%
Contract brewing and beer related(1)	2,371	2,842	(471)	(16.6)%
Excise taxes	(3,363)	(3,156)	(207)	6.6%
Net beer related sales	37,880	34,262	3,618	10.6%
Pubs(2)	6,708	6,215	493	7.9%
Net sales	$44,588	$40,477	$4,111	10.2%

	Nine Months Ended Sept. 30,		Dollar
Sales by Category	2012	2011	Change	% Change
A-B and A-B related	$110,885	$99,621	$11,264	11.3%
Contract brewing and beer related(1)	8,249	7,134	1,115	15.6%
Excise taxes	(9,770)	(9,172)	(598)	6.5%
Net beer related sales	109,364	97,583	11,781	12.1%
Pubs(2)	17,987	16,687	1,300	7.8%
Net sales	$127,351	$114,270	$13,081	11.4%

(1)	Beer related includes international beer sales.
(2)	Pubs sales include sales of promotional merchandise and sales of beer directly to customers.

Shipments by Category
Shipments by category were as follows (in barrels):

Three Months Ended September 30,	2012 Shipments	2011 Shipments	Increase (Decrease)	% Change	Change in Depletions(1)
A-B and A-B related	173,700	161,000	12,700	7.9%	4%
Contract brewing and beer related(2)	12,100	16,700	(4,600)	(27.5)%
Pubs	3,500	3,800	(300)	(7.9)%
Total	189,300	181,500	7,800	4.3%

Nine Months Ended September 30,	2012 Shipments	2011 Shipments	Increase (Decrease)	% Change	Change in Depletions(1)
A-B and A-B related	496,300	470,900	25,400	5.4%	5%
Contract brewing and beer related(2)	44,600	40,300	4,300	10.7%
Pubs	8,800	9,300	(500)	(5.4)%
Total	549,700	520,500	29,200	5.6%

(1)	Change in depletions reflects the year-over-year change in barrel volume sales of beer by wholesalers to retailers.
(2)	Contract brewing and beer related includes international shipments of our beers.

The increases in sales to A-B and A-B related in the three and nine-month periods ended September 30, 2012 compared to the same periods of 2011 were primarily due to increases in volume, higher selling prices for our beers, and a shift in product mix towards bottle and high-end product, both of which carry a higher price per unit. Gross sales in the nine-month period were also favorably impacted by a decrease in the per barrel fee associated with sales to A-B as a result of an amendment to our A-B Distributor Agreement in May 2011. This lower fee level for the period of January 2012 through April 2012 generated approximate savings of $1.2 million as compared to the same period in 2011.

The increase in contract brewing and beer related sales in the nine-month period ended September 30, 2012 compared to the same period of 2011 was due to an increase in shipments under a three-year contract brewing arrangement with FSB, which began production in the first quarter of 2011. The decrease in contract brewing and beer related sales in the three-month period ended September 30, 2012 compared to the same period of 2011 was due to a decrease in shipments under the arrangement with FSB. Executed on October 3, 2012, but effective September 1, 2012, in the best interest of both parties, we mutually agreed with FSB to end our contract brewing arrangement. Under the termination agreement, we will phase out production of FSB branded beers utilizing remaining inventory on-hand. In consideration, FSB will pay us $70,000 per month through September 2013, reduced by an agreed upon margin for any beer delivered to FSB based on the remaining inventory levels. We recorded $57,000 in Sales in September 2012 under the terms of the termination agreement.

Index

Sales to FSB through the contract brewing arrangement, classified in Sales, were as follows (dollars in thousands):

Three Months Ended September 30,		Nine Months Ended September 30,
2012	2011	2012	2011
$720	$1,213	$3,205	$2,506

Pubs sales increased in the three and nine-month periods ended September 30, 2012 compared to the same periods of 2011, primarily due to increased guest counts and pricing in certain markets. The increases were partially offset by decreases in the number of barrels sold, primarily as a result of a decline in event volume.

The increases in excise taxes in the three and nine-month periods ended September 30, 2012 compared to the same periods of 2011 were due to higher shipments in the 2012 periods compared to the same periods of the prior year.

The increases in volume in the three and nine-month periods ended September 30, 2012 compared to the same periods of 2011 were primarily driven by our increased sales and marketing efforts, timing of programs and new brand and package introductions, partially offset by the termination of our contract brewing agreement with FSB as discussed above and a decline in our event volume, which is included in Pubs.

Shipments by Brand
The following table sets forth a comparison of shipments by brand (in barrels):

Three Months Ended September 30,	2012 Shipments	2011 Shipments	Increase (Decrease)	% Change	Change in Depletions
Widmer Brothers	71,800	73,000	(1,200)	(1.6)%	(9)%
Kona	57,100	45,300	11,800	26.0%	21%
Redhook	49,000	47,000	2,000	4.3%	6%
Total(1)	177,900	165,300	12,600	7.6%	4%

Nine Months Ended September 30,	2012 Shipments	2011 Shipments	Increase (Decrease)	% Change	Change in Depletions
Widmer Brothers	199,500	209,600	(10,100)	(4.8)%	(7)%
Kona	164,900	135,900	29,000	21.3%	22%
Redhook	142,800	136,500	6,300	4.6%	5%
Total(1)	507,200	482,000	25,200	5.2%	5%

(1)	Total shipments by brand include international shipments and exclude shipments produced under our contract brewing arrangements.

The decreases in our Widmer Brothers brand shipments in the three and nine-month periods ended September 30, 2012 compared to the same periods of 2011 were primarily due to pressure on our Hefeweizen beer which is experiencing competition from large, multi-national wheat beer competitors in the southwestern region. Partially offsetting these decreases has been the positive effect of our focus on the core Widmer Brothers brands including our Rotator IPAs and seasonals, and our high-end offerings, which is fueling broader awareness of the overall Widmer Brothers brand.

Index

The increases in our Kona brand shipments in the three and nine-month periods ended September 30, 2012 compared to the same periods of 2011 were due to the success of our Kona variety packs and the increased velocity of our Kona flagship, Longboard Lager, in existing markets. During the quarter ended September 30, 2012, we launched our Big Wave Golden Ale, previously available only in Hawaii, on the mainland. We continue to successfully introduce our Kona beers to new markets, which has been contributing to the brand’s shipment growth. The introduction of our Kona beer in cans in March 2012 also contributed to the increase.

The increases in our Redhook brand shipments in the three and nine-month periods ended September 30, 2012 compared to the same periods of 2011 were the result of our investments in new packaging, brand introductions and marketing initiatives. These investments have resulted in the unique Redhook brand position which we believe is resonating with consumers.

Shipments by Package
The following table sets forth a comparison of our shipments by package, excluding private label shipments produced under our contract brewing arrangements (in barrels):

Three Months	2012		2011
Ended September 30,	Shipments	% of Total	Shipments	% of Total
Draft	55,200	31.0%	56,400	34.1%
Bottle	122,700	69.0%	108,900	65.9%
Total	177,900	100.0%	165,300	100.0%

Nine Months	2012		2011
Ended September 30,	Shipments	% of Total	Shipments	% of Total
Draft	164,600	32.5%	170,400	35.4%
Bottle	342,600	67.5%	311,600	64.6%
Total	507,200	100.0%	482,000	100.0%

The shift in package mix from draft to bottle in the three and nine-month periods ended September 30, 2012 compared to the same periods of 2011 was primarily the result of the increase in volumes on our Kona bottle beer and lower volumes on our Hefeweizen draft beer. There is also increased general competition across the industry for on-premise draft sales as the large, multi-national brewers enter the craft beer segment.

Cost of Sales
Cost of sales includes purchased raw materials, direct labor, overhead and shipping costs.

Information regarding Cost of sales was as follows (dollars in thousands):

	Three Months Ended Sept. 30,		Dollar
	2012	2011	Change	% Change
Beer Related	$25,559	$22,729	$2,830	12.5%
Pubs	5,405	5,033	372	7.4%
Total	$30,964	$27,762	$3,202	11.5%

	Nine Months Ended Sept. 30,		Dollar
	2012	2011	Change	% Change
Beer Related	$73,685	$65,106	$8,579	13.2%
Pubs	14,997	13,763	1,234	9.0%
Total	$88,682	$78,869	$9,813	12.4%

The increases in Beer Related Cost of sales in the three and nine-month periods ended September 30, 2012 compared to the same periods of 2011 were due to the increase in shipments discussed above, as well as the mix shift from draft to bottle as the per barrel equivalent cost of bottle is more than draft. In addition, increased distribution costs, including offsite storage and fuel, and higher grain prices, primarily barley, contributed to the increases in both the three and nine-month periods.

Index

The increases in Pubs Cost of sales in the three and nine-month periods ended September 30, 2012 compared to the same periods of 2011 were primarily due to the increases in guest counts noted above, as well as increased labor, food and beverage costs in certain markets.

Gross Profit
Information regarding Gross profit was as follows (dollars in thousands):

	Three Months Ended Sept. 30,		Dollar
	2012	2011	Change	% Change
Beer Related	$12,321	$11,533	$788	6.8%
Pubs	1,303	1,182	121	10.2%
Total	$13,624	$12,715	$909	7.1%

	Nine Months Ended Sept. 30,		Dollar
	2012	2011	Change	% Change
Beer Related	$35,679	$32,477	$3,202	9.9%
Pubs	2,990	2,924	66	2.3%
Total	$38,669	$35,401	$3,268	9.2%

Gross profit as a percentage of Net sales, or gross margin, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Beer Related	32.5%	33.7%	32.6%	33.3%
Pubs	19.4%	19.0%	16.6%	17.5%
Total	30.6%	31.4%	30.4%	31.0%

The increases in Gross profit in the three and nine-month periods ended September 30, 2012 compared to the same periods of 2011 were due to increases in shipment volumes discussed above, partially offset by declines in beer related and overall gross margin rates. The declines in the beer related gross margin rates were primarily due to higher distribution and grain costs, partially offset by improved brewery performance, increased capacity utilization and a shift in mix to our higher-end beers. The increases in Pubs Gross profit in the three and nine-month periods ended September 30, 2012 compared to the same periods of 2011 were primarily due to increases in guest counts and pricing, partially offset by increases in labor, food and beverage costs.

Total approximate capacity utilization is calculated by dividing total shipments by the approximate working capacity and was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Capacity utilization	84.1%	79.9%	81.4%	76.4%

During the second quarter of 2012, we added additional fermentation vessels to our breweries which we expect will increase the combined capacity of our production breweries from approximately 900,000 barrels per year to approximately 1.1 million barrels per year when put into service by the end of 2012.

Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) include compensation and related expenses for our sales and marketing activities, management, legal and other professional and administrative support functions.

Index
Information regarding SG&A was as follows (dollars in thousands):

	Three Months Ended Sept. 30,		Dollar
	2012	2011	Change	% Change
	$11,907	$10,530	$1,377	13.1%
As a % of Net sales	26.7%	26.0%

	Nine Months Ended Sept. 30,		Dollar
	2012	2011	Change	% Change
	$34,502	$30,489	$4,013	13.2%
As a % of Net sales	27.1%	26.7%

The increases in SG&A for the three and nine-month periods ended September 30, 2012 compared to the same periods of 2011 were primarily due to increases in labor costs as we expand our national footprint into new geographies and increased costs associated with the launch of our Omission and Big Wave brands. Our investments in sales and marketing are consistent with our strategic focus on firmly establishing our brands’ national footprint and competitively addressing the varied needs of craft beer consumers. These increases were partially offset by lower packaging design and development costs.

Income from Equity Method Investment
Income from equity method investment included our share of Fulton Street Brewery, LLC’s (“FSB”) net income through the date of sale in May 2011.

Gain on Sale of Fulton Street Brewery, LLC (“FSB”)
Our pre-tax gain on the sale of FSB totaled $10.4 million, which resulted from proceeds of $16.3 million less our investment of $5.9 million.

Interest Expense
Information regarding Interest expense was as follows (dollars in thousands):

	Three Months Ended Sept. 30,		Dollar
	2012	2011	Change	% Change
Interest expense	$165	$205	$(40)	(19.5)%

	Nine Months Ended Sept. 30,		Dollar
	2012	2011	Change	% Change
Interest expense	$496	$747	$(251)	(33.6)%

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2012	2011	2012	2011
Average debt outstanding	$13,349	$15,179	$13,525	$22,059
Average interest rate	2.07%	2.69%	2.04%	2.70%

The decreases in Interest expense in the three and nine-month periods ended September 30, 2012 compared to the same periods of 2011 were due to lower average outstanding borrowings and lower average interest rates. The average interest rates shown in the above table represent cash interest, exclusive of our interest rate swap. The decreases in average outstanding borrowings were primarily the result of using a portion of the proceeds from the sale of FSB in May 2011 to repay the $8.8 million outstanding on our line of credit and $4.2 million outstanding related to capital leases.

Income Tax Provision
Our effective income tax rate was 40.0% for the first nine months of 2012 and 38.5% in the first nine months of 2011. The effective income tax rates reflect the impact of non-deductible expenses, primarily meals and entertainment expenses and state and local taxes, and tax credits.

Index

Liquidity and Capital Resources

We have required capital primarily for the construction and development of our production breweries, to support our expansion and growth plans and to fund our working capital needs. Historically, we have financed our capital requirements through cash flow from operations, bank borrowings and the sale of common and preferred stock. We anticipate meeting our obligations for the twelve months beginning October 1, 2012 primarily from cash flows generated from operations. In addition, we may borrow under our line of credit facility as the need arises. Capital resources available to us at September 30, 2012 included $3.5 million of cash and $22.0 million available under our line of credit facility.

We had $3.5 million and $795,000 of cash at September 30, 2012 and December 31, 2011, respectively. At September 30, 2012, we had working capital of $3.6 million compared to working capital of $2.3 million at December 31, 2011. Our debt as a percentage of total capitalization (total debt and common shareholders’ equity) was 11.0% and 11.7% at September 30, 2012 and December 31, 2011, respectively.

A summary of our cash flow information was as follows (dollars in thousands):

	Nine Months Ended September 30,
	2012	2011
Cash flows provided by operating activities	$10,042	$4,997
Cash flows provided by (used in) investing activities	(7,314)	8,539
Cash flows used in financing activities	(48)	(13,082)
Increase in cash	$2,680	$454

Cash provided by operating activities of $10.0 million in the first nine months of 2012 resulted from our Net income of $2.2 million, net non-cash expense of $6.4 million and changes in our operating assets and liabilities as discussed in more detail below.

Accounts receivable, net, decreased $1.6 million to $11.7 million at September 30, 2012 compared to $13.3 million at December 31, 2011. This decrease was primarily due to a $660,000 decrease in our receivable from A-B, which totaled $7.7 million at September 30, 2012. Historically, we have not had collection problems related to our accounts receivable.

Inventories increased $2.0 million to $11.4 million at September 30, 2012 compared to $9.4 million at December 31, 2011, primarily to support an increase in shipment volume.

Accounts payable increased $2.4 million to $13.4 million at September 30, 2012 compared to $11.0 million at December 31, 2011, primarily due to increased inventory purchases to support our increased level of sales, partially offset by a $150,000 decrease in the portion of our payable to A-B that is included in Accounts payable, which totaled $1.3 million at September 30, 2012.

As of September 30, 2012, we had state net operating loss carryforwards (“NOLs”) available to offset payment of future income taxes of $80,000, tax-effected; and we had no federal NOLs remaining. We also had $589,000 in federal alternative minimum tax (“AMT”) credit carry forwards.

We anticipate that we will utilize the remaining state NOLs and federal AMT credit carry forwards in the near future and, accordingly, once utilized, we will be required to satisfy all of our income tax obligations with cash.

Capital expenditures of $7.8 million in the first nine months of 2012 were primarily for capacity, efficiency and cooperage purposes. For all of 2012, we anticipate capital expenditures of approximately $8.5 million to $9.5 million primarily for investments in capacity and efficiency.

We have a loan agreement (as amended, the “Loan Agreement”) with BofA, which is presently comprised of a $22.0 million revolving line of credit (“Line of Credit”), including provisions for cash borrowings and up to $2.5 million notional amount of letters of credit, and a $11.9 million term loan (“Term Loan”). We may draw upon the Line of Credit for working capital and general corporate purposes. At September 30, 2012, we had no borrowings outstanding under the Line of Credit and we were in compliance with the financial covenants associated with the Loan Agreement.

Index

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

Index

Changes in Internal Control Over Financial Reporting
During the third quarter of 2012, no changes in our internal control over financial reporting were identified in connection with the evaluation required by Exchange Act Rule 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -  OTHER INFORMATION

Item 1A.	Risk Factors

There have been no changes in our reported risk factors and no new risk factors have been identified since the filing of our 2011 Annual Report on Form 10-K, which was filed with the SEC on March 14, 2012.

Item 6.	Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

31.1	Certification of Chief Executive Officer of Craft Brew Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer of Craft Brew Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
99.1	Press Release dated November 7, 2012
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

CRAFT BREW ALLIANCE, INC.

November 7, 2012	BY: /s/ Joseph K. O’Brien
Joseph K. O’Brien
Controller and Chief Accounting Officer