Form 10-K
period 2012-12-31
CRAFT BREW ALLIANCE, INC.
filed 2013-03-12
CIK 892222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2012
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
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐   Accelerated filer ☒ Non-accelerated filer ☐ (Do not check if a smaller reporting company)     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of the last day of the registrant’s most recently completed second quarter on June 29, 2012 (based upon the closing price of the registrant’s common stock, as reported by the NASDAQ Stock Market, of $8.18 per share) was $85,840,781.

The number of shares outstanding of the registrant’s common stock as of February 26, 2013 was 18,887,323 shares.

Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for the 2013 Annual Shareholders’ Meeting are incorporated by reference into Part III.

CRAFT BREW ALLIANCE, INC.
2012 FORM 10-K ANNUAL REPORT

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

THIRD-PARTY INFORMATION

In this report, we rely on and refer to information regarding industry data obtained from market research, publicly available information, industry publications, U.S. government sources or other third parties. Although we believe that the third-party sources of information we use are materially complete, accurate and reliable, there is no assurance of the accuracy, completeness or reliability of third-party information.

PART I

Item 1.	Business

Overview

Craft Brew Alliance, Inc. is an independent craft brewer formed by the union of four unique and pioneering craft beer brands:

•	Redhook Ale Brewery founded by Gordon Bowker and Paul Shipman in 1981 in Seattle, Washington;
•	Widmer Brothers Brewing founded by brothers Kurt and Rob Widmer in 1984 in Portland, Oregon;
•	Kona Brewing Co. founded by father and son team Cameron Healy and Spoon Khalsa in 1994 in Kona, Hawaii; and
•	Omission Beer internally developed by our brewing team in 2012 in Portland, Oregon.

Since our formation, we have focused our business activities on satisfying consumers through the brewing, marketing and selling of high-quality craft beers in the United States. Today, as an independent craft brewer, we possess several distinct advantages unique in the craft beer category. These advantages derive from the combination of our innovative quality craft beers; the strength of our distinct, authentic brand portfolio; our seamless national distribution and national sales and marketing reach; our financial capabilities as a public company; our owned brew pubs; and our bi-coastal breweries.

We proudly brew our craft beers in four company-owned breweries including three mainland breweries located in Portsmouth, New Hampshire; Portland, Oregon; and the Seattle suburb of Woodinville, Washington; and one Hawaii brewery located in Kailua-Kona, Hawaii. We also own and operate a small pilot brewery, primarily used for small batch production and innovative brews, at the Rose Quarter sports arena in Portland, Oregon.

We distribute our beers to retailers through independent wholesalers that are aligned with the Anheuser-Busch, LLC (“A-B”) network. These sales are made pursuant to a Master Distributor Agreement (the “A-B Distributor Agreement”) with A-B. Our agreement with A-B initially allowed us to establish relationships nationwide with these wholesalers. As a result of this distribution arrangement, we believe that, under alcohol beverage laws in a majority of states, these wholesalers own the exclusive right to distribute our beers in their respective markets if the A-B Distributor Agreement expires or is terminated. Redhook and Widmer Brothers beers are distributed in all 50 states and Kona beers are distributed in 31 states. Omission Beer recently became available nationally and we continue to expand into new markets in both the U.S. and internationally. Separate from our wholesalers, we maintain an independent sales and marketing organization with resources across the key functions of brand management, field marketing, field sales, and national retail sales.

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

In March of 2012, coinciding with the start of the Major League Soccer season, Redhook partnered with the Seattle Sounders and their fan support club, the Emerald City Supporters (ECS), to jointly develop and launch a beer for their fans and supporters. This partnership is a manifestation of Redhook’s foray into the sports lifestyle platform and consumption occasions, in addition to Redhook’s partnership with sportscaster and television & radio personality Dan Patrick.

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

Industry Background

We are a brewer in the craft brewing segment of the U.S. brewing industry. The domestic beer market is comprised of ales and lagers produced by large domestic brewers, international brewers and craft brewers. Shipments of craft beer in the United States are estimated by industry sources to have increased by approximately 12.0% in 2012 over 2011 and by 14.5% for 2011 over 2010. While the overall domestic market experienced a modest increase of 1.2% in 2012, the craft beer segment continued its strong growth and captured market share from the rest of the domestic market. Craft beer shipments in 2012 and 2011 were approximately 6.6% and 5.9%, respectively, of total beer shipped in the U.S. Approximately 13.7 million barrels and 12.3 million barrels, respectively, were shipped in the United States by the craft beer segment during 2012 and 2011, while total beer sold in the U.S., including imported beer, was 208.8 million barrels and 206.2 million barrels, respectively. Compared with the other segments of the U.S. brewing industry, craft brewing is a relative newcomer. Approximately twenty years ago, Redhook and Widmer Brothers Brewery were among the approximately 200 craft breweries in operation. By the end of 2012, the number of craft breweries in operation had grown to 2,300. Industry sources estimate that craft beer produced by regional and national craft brewers, similar to us, accounts for approximately two-thirds of total craft beer sales, with one-third of the production brewed by smaller craft breweries.

The recent competitive environment has been characterized by two divergent trends; the number and diversity of craft brewers have significantly increased while, simultaneously, the national domestic brewers have acquired or been acquired by other national domestic and foreign brewers. In 2012, according to industry sources, A-B and MillerCoors accounted for more than 80% of total beer shipped in the United States, excluding imports. In addition, A-B and MillerCoors have invested in existing smaller craft breweries and created separate craft-focused divisions in an effort to capitalize on the growing craft beer segment.

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

We distribute our beers to retailers through independent wholesalers that are aligned with the A-B distribution network. These sales are made pursuant to the A-B Distributor Agreement. Our agreement with A-B initially allowed us to establish relationships nationwide with these wholesalers. As a result of this distribution arrangement, we believe that, under alcohol beverage laws in a majority of states, these wholesalers own the exclusive right to distribute our beers in their respective markets if the A-B Distributor Agreement expires or is terminated. This distribution footprint provides efficiencies in logistics and product delivery, state reporting and licensing, billing and collections. We have realized these efficiencies while maintaining full autonomy over the production, sale and marketing of our products as an independent company.

•
Bi-coastal brewing capability with significant additional capacity. Our breweries are located on both coasts and in Hawaii, which allows for efficient brewing and distribution of our beers. We prefer to own and operate our breweries to optimize the quality and consistency of our products and to achieve greater control over our production costs. We believe that maximizing the production under our direct ownership and through selection of accomplished and expert partners is critical to our success. Further, we believe that our ability to engage in ongoing product innovation and to control product quality provides critical competitive advantages. Each of our breweries is modern, has flexible production capabilities, and is designed to produce beer in smaller batches relative to the national domestic brewers, thereby allowing us to brew a wide variety of brand offerings. Our New Hampshire Brewery has room for bolt-on capacity additions, while our Oregon Brewery was expanded with additional fermentation tanks in the summer of 2012. We believe that our investment in brewing and logistic technologies enables us to minimize brewery operating costs and consistently produce innovative beer styles.

•
Five brew-pub restaurants supporting consumer awareness and research and development. Our five brew-pub restaurants allow us to interact directly with over 1.5 million consumers annually in our home markets, which creates a sense of brand loyalty. Our brewers are continually experimenting with new and different varieties of hops and malts in all styles of beer. Our brew-pubs provide us with the opportunity to bring those beers to market in test-size batches in order to understand their strengths prior to releasing them on a national level.

Beers

Our beer portfolio is comprised of the Widmer Brothers, Redhook, Kona and Omission brand families.

We produce a variety of specialty craft beers using traditional brewing methods complemented by American innovation and invention. We brew our beers using high-quality hops, malted barley, wheat, rye and other natural traditional and nontraditional ingredients. To help maintain full flavor, our products are not pasteurized and we apply a freshness date to our products for the benefit of wholesalers and consumers. We generally distribute our products in glass bottles and kegs.

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

Given the long relationship that many consumers have had with each of the brands and the growing consumer interest in high-end craft beers, we have also developed a group of higher-end specialty beers that are brewed, bottled and packaged in a manner befitting the unique nature of these beers. Our high-end brands are marketed toward the select segment of consumers that enjoy unique beer experiences, a rapidly growing segment within the craft beer segment.

The brands within each of the brand families are categorized below, with details provided for key year round contributors within each of the families. These brands are usually offered both in draft and packaged formats.

Widmer Brothers Beers
Since 1984, Widmer Brothers has fostered the brotherhood of craft beer by creating uncommon beer experiences to be discovered and shared by fellow beer lovers. Widmer Brothers beers frequently use newly developed hop varieties and unusual ingredients in their recipes. Key segments within the Widmer Brothers brand family are core beers, seasonal beers and high-end beers.

The Widmer Brothers core beers are available year-round and are suitable for a variety of beer drinking occasions. Widmer Brothers Hefeweizen is “The Original American Hefeweizen,” first brewed in 1986, and the brewery’s most popular beer. The Rotator IPA Series allows our brewers to experiment with new India Pale Ale recipes and share those limited-release beers with beer drinkers through this unique, experimental year-round series. The Widmer Brothers core lineup continues to evolve as our brewers develop new, innovative and market-relevant recipes.

Widmer Brothers Brewing was the first craft brewery in the United States to offer an annual full lineup of four seasonal beers. From our use of experimental hops in recipe development to unique takes on traditional beer styles, the Widmer Brothers seasonal lineup offers beer drinkers an opportunity to enjoy uncommon and seasonally-relevant beer experiences.

The Widmer Brothers high-end beers include the W Series and Brothers’ Reserve. Beers in the W Series are made for those who share our passion for the art of brewing and the taste for authentic beers. The W Series includes year-round beers and three limited release beers offered at different times throughout the year. Beers in this brand are offered in draft and in four-pack 12oz. as well as 22oz. bottles. Our Brothers’ Reserve beers are the specialty high-end offerings for the Widmer Brothers brand. The beers chosen for this brand reflect the passion and uniqueness of the Widmer brothers and are extremely limited. This series of beers is focused on the knowledgeable and enthusiastic beer lover who is looking for something exclusive, rare and collectible.

Redhook Beers
The Redhook family of beers is comprised of sessionable (lower alcohol by volume) and approachable beers with character that push style boundaries without being over the top. Key segments within the Redhook brand family are core, seasonal and regional beers.

The Redhook core beers are made up of four offerings that are approachable and easy to drink beers with enough malt and hop character to distinguish them as craft.

Seasonal offerings under Redhook are also approachable and easy to drink. Redhook seasonal beers are brewed with seasonal beer drinking occasions in mind such as barbequing, snow sports and tailgating.

Regionally, Redhook also brews the Blueline Series in Washington and the Backyard Series in the Northeast. The beers in these series are more experimental in nature than core Redhook beers and designed to appeal to consumers that enjoy higher-end, specialty craft beers.

Kona Beers
The Kona Brewing portfolio is comprised of beers that deliver the authentic essence of the Hawaiian Islands that is “Always Aloha.” Our brewers’ approach is to create complex, full tasting beers with a relaxed style and charm that celebrates the one of a kind lifestyle of Hawaii.

Kona’s year-round brews deliver what you would expect from a brewery born in Hawaii – approachable, refreshing ales and lagers of uncompromised quality – the perfect reward after a day in the surf.

The Aloha Series seasonal lineup features beers brewed with non-traditional ingredients unique to the Islands, such as passion fruit and toasted coconut. These beers not only showcase our brewers’ talents and creativity, but also capture unique flavors of Hawaiian experience.  Additionally, visitors to the Kona Brewery will find over a dozen draft only offerings that are served exclusively in Hawaii.

Omission Beers
The Omission brand family is comprised of handcrafted beers made from barley, hops, water and yeast, brewed using a proprietary process to remove gluten. Key brands within the Omission brand family are Lager and Pale Ale.

Omission Lager is a refreshing, crisp beer brewed in the traditional lager style. Omission Lager’s aromatic hop profile offers a unique, easy-drinking craft beer for those looking for a lighter and approachable beer style.  Bold and hoppy, Omission Pale Ale is a hop-forward American pale ale, brewed to showcase the Cascade hop profile. Amber in color, Omission Pale Ale’s floral aroma is complimented by a caramel malt body making for a deliciously balanced craft beer.

Multi-Brand Beer Packages
In 2012, we developed a multi-brand seasonal variety pack, including brands from Kona, Widmer Brothers and Redhook, called the Winter Variety Pack that satisfied consumers’ growing thirst for two major trends in craft beer, the popularity of both seasonal beers and variety packs.

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

Contract Brewing
In order to profitably use excess capacity, we have a contract brewing arrangement under which we produce beer in volumes and per specifications as designated by the arrangement. Prior to September 1, 2012, we had two contract brewing arrangements.

Effective September 1, 2012, in the best interest of both parties, we mutually agreed with Fulton Street Brewery, LLC (“FSB”) to end our contract brewing arrangement with them. Under the termination agreement, we phased out production of FSB branded beers utilizing remaining inventory on-hand. In consideration, FSB will pay us $70,000 per month through September 2013. We recorded $838,000 in Sales from September 1, 2012 to December 31, 2012 under the terms of the termination agreement and $3.1 million in sales pursuant to the contract brewing arrangement from January 1, 2012 to November 30, 2012.

During 2012, we shipped 49,600 barrels under these contract brewing arrangements, 24,400 of which were to FSB.

Brewing Operations

Brewing Facilities
We use highly automated brewing equipment at our four production breweries and also operate a smaller, manual brewpub-style brewing system. As of December 31, 2012, our total production capacity was 1,075,000 barrels.  Our breweries consist of the following:

•	Oregon Brewery. Our Oregon Brewery is our largest capacity production brewery, consisting of a 230 barrel brewing system with an annual capacity of 630,000 barrels.

•	Washington Brewery. Our Washington Brewery utilizes a 100 barrel brewing system and has an annual capacity of 220,000 barrels.

•
New Hampshire Brewery. Our New Hampshire Brewery utilizes a 100 barrel brewing system and has an annual capacity of 215,000 barrels. It uses an anaerobic waste-water treatment facility that completes the process cycle.

•
Hawaiian Brewery. Our Hawaiian Brewery utilizes a 25 barrel brewing system and has an annual capacity of 10,000 barrels. During 2010, the Hawaiian Brewery installed a 229-kilowatt photovoltaic solar energy generating system to supply approximately 50 percent of its energy requirements through renewable energy.

•	Rose Quarter Brewery. Our Rose Quarter Brewery maintains a 10 barrel pilot brewing system at the Rose Quarter sports arena in Portland, Oregon and is our smallest brewery.

Packaging
We package our craft beers in cans, bottles and kegs. All of our production breweries, with the exception of the Hawaiian Brewery, have fully automated bottling and keg lines. The bottle fillers at all of the breweries utilize a carbon dioxide environment during bottling, ensuring that minimal oxygen is dissolved in the beer, extending the shelf life. In February 2012, we added a canning line at our Oregon Brewery to package our Kona Longboard Island Lager and Redhook Longhammer IPA in various can sizes. We offer an assortment of packages to highlight the unique characteristics of each of our beers and to provide greater opportunities for customers to drink our beers in more locations and at more events and occasions, matching the active lifestyles and preferences of our consumers.

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

Distribution

With limited exceptions, all brewers in the United States are required to sell their beers to independent wholesalers, who then sell the beers to retailers. We are the only independent craft brewer in the U.S. to have established a wholly aligned distribution network through our partnership with A-B. This partnership provides us seamless national distribution, which results in both a highly effective distribution presence in each market and administrative efficiencies. Our beers are available for sale directly to consumers in draft, cans and bottles at restaurants, bars and liquor stores, as well as in cans and bottles at supermarkets, warehouse clubs, convenience stores and drug stores. We sell beer directly to consumers at our brew pubs and breweries.

Our products are distributed in all 50 states, pursuant to a master distributor agreement with A-B that allows us access to A-B’s national distribution network. For additional information regarding our relationship with A-B, see “Relationship with A-B” below. Management believes that our competitors in the craft beer segment generally negotiate distribution relationships separately with wholesalers in each locality and, as a result, typically distribute through a variety of wholesalers representing differing national beer brands with uncoordinated territorial boundaries.

In 2012 and 2011, we sold approximately 660,000 barrels and 611,200 barrels, respectively, to the wholesalers in A-B’s distribution network through the A-B Distributor Agreement, accounting for 91.0% and 90.9%, respectively, of our shipment volume for the corresponding periods.

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

We advertise and promote our products through an assortment of media, including television, radio, billboard, print and social media, including Facebook and Twitter, in key markets and by participating in co-operative programs with our wholesalers whereby our spending is matched by the distributor. We believe that the financial commitment by the distributor helps align the distributor’s interests with ours, and the distributor’s knowledge of the local market results in an advertising and promotion program that is targeted in a manner that will best promote our products.

Our breweries also play a significant role in increasing consumer awareness of our products and enhancing our image as a craft brewer. Thousands of visitors per year take tours at our breweries and all of our production breweries have a retail restaurant or pub where our products are served. In addition, several of the breweries have meeting rooms that the public can rent for business meetings, parties and holiday events, and that we use to entertain and educate wholesalers, retailers and the media about our products. At our pubs, we also sell various items of apparel and memorabilia bearing our trademarks, which creates further awareness of our beers and reinforces our quality image. To further promote retail canned and bottled product sales and in response to local competitive conditions, we regularly recommend that wholesalers offer discounts to retailers in most of our markets.

Relationship with Anheuser-Busch, LLC

Exchange Agreement
The Amended and Restated Exchange and Recapitalization Agreement (the “Exchange Agreement”) is an agreement with A-B under which we granted A-B certain contractual rights. The Exchange Agreement was entered into as part of a recapitalization in which we redeemed preferred shares held by A-B in exchange for cash and our common stock currently held by A-B, which total 32.2% of our outstanding shares of common stock at December 31, 2012.

The Exchange Agreement entitles A-B to designate two members of our board of directors. A-B also generally has the right to have a designee on each committee of the board of directors, except where prohibited by law or stock exchange requirements, or with respect to a committee formed to review or determine transactions or proposed transactions between A-B and us. The Exchange Agreement also contains limitations on our ability to take certain actions without A-B’s prior consent, including, but not limited to, our ability to issue equity securities or acquire or sell assets or stock, amend our Articles of Incorporation or bylaws, grant board representation rights, enter into certain transactions with affiliates, distribute our products in the United States other than through A-B or as provided in the A-B Distributor Agreement, or voluntarily terminate our listing on the Nasdaq Stock Market.

Distributor Agreement
The A-B Distributor Agreement provides for the distribution of Widmer Brothers, Redhook, Kona and Omission beers in all states, territories and possessions of the United States, including the District of Columbia and, except with respect to Kona beers, all U.S. military, diplomatic, and governmental installations in a U.S. territory or possession. Under the A-B Distributor Agreement, we granted A-B the right of first refusal to distribute our products, including any internally developed new products but excluding new products that we acquire. We are responsible for marketing our products to A-B’s wholesalers, as well as to retailers and consumers.

The A-B Distributor Agreement has a term that expires on December 31, 2018, subject to automatic renewal for an additional ten-year period unless A-B provides written notice of non-renewal to us on or prior to June 30, 2018. The A-B Distributor Agreement is also subject to immediate termination, by either party, upon the occurrence of standard events of default as defined in the agreement.

Additionally, the A-B Distributor Agreement may be terminated by A-B, with six months’ prior written notice to us, upon the occurrence of any of the following events:

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
•
A-B, its subsidiaries, affiliates, or parent, incur any obligation or expense as a result of a claim asserted against them by or in our name, or by our affiliates or shareholders, and we do not reimburse and indemnify A-B and its corporate affiliates on demand for the entire amount of the obligation or expense.

As of both December 31, 2012 and 2011, A-B owned approximately 32.2% of our outstanding common stock.

Fees
We pay fees to A-B in connection with the sale of our products, including margin fees, invoicing, staging and cooperage handling fees, and inventory manager fees.

See Note 19 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Seasonality

Our sales generally reflect a degree of seasonality, with the first and fourth quarters historically exhibiting low sales levels compared to the second and third quarters. Accordingly, our results for any particular quarter are not likely to be indicative of the results to be achieved for the full year.

Competition

We compete in the craft brewing market as well as in the much larger alcoholic beverage market, which encompasses domestic and imported beers, flavored alcohol beverages, spirits, wine and ciders.

Competition within the domestic craft beer segment and the specialty beer market is based on product quality, taste, consistency and freshness, ability to differentiate products, promotional methods and product support, distribution coverage, local appeal and price.

The craft beer segment is increasingly competitive due to the proliferation of small craft brewers, including contract brewers, and the large number of products offered by such brewers. Craft brewers have also encountered more competition as their peers expand distribution. Competition also varies by regional market. Depending on the local market preferences and distribution, we have encountered strong competition from microbreweries, regional specialty brewers and several national craft brewers that include MillerCoors’ Tenth and Blake Beer Company division (“Tenth and Blake”), and A-B’s Goose Island and Shock Top divisions. Because of the large number of participants and number of different products offered in this segment, the competition for bottled product placements and especially for draft beer placements has intensified. Although certain of these competitors distribute their products nationally and may have greater financial and other resources than we have, we believe that we possess certain competitive advantages, including our broad array of brand offerings within our four brand families and the scale of our production breweries.

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

In response to the growth of the craft beer segment, most of the major domestic national brewers have introduced fuller-flavored beers, including well-funded significant product launches in the wheat category. While these product offerings are intended to compete with craft beers, many of them are brewed according to methods used by these brewers in their other product offerings. The major national brewers, including Tenth and Blake through MillerCoors, and Goose Island and Shock Top through A-B, have significantly greater financial resources than us and have access to a greater array of advertising and marketing tools to create product awareness of these offerings. Although increased participation by the major national brewers increases competition for market share and can heighten price sensitivity within the craft beer segment, we believe that their participation tends to increase advertising, distribution and consumer education and awareness of craft beers, and thus may ultimately contribute to further growth of this industry segment.

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

Competition for consumers of craft beers has also come from wine and spirits. Growth in this segment appears to be attributable to competitive pricing, television advertising, increased merchandising and increased consumer interest in wine and spirits. Recently, the wine industry has been aided, on a limited basis, by its ability to sell outside of the three-tier system, allowing sales to be made directly to the consumer. While the craft beer segment competes with wine and spirits, it also benefits from many of the same advantages enjoyed by wine and spirit producers. These include consumers who allow themselves affordable luxuries in the form of high quality alcoholic beverages.

A significant portion of our sales continues to be in the Pacific Northwest and in California, which we believe are among the most competitive craft beer markets in the United States, both in terms of number of participants and consumer awareness. We believe that these areas offer significant competition for our products, not only from other craft brewers but also from the growing wine market and from flavored alcohol beverages. Our recent marketing efforts have been focused on creating appealing new brands and better communicating the attributes of our portfolio of existing beers, highlighting and strengthening the identities to better match the preferences and lifestyles of a greater number of consumers. We believe that our broad array of beers and brands enables us to offer an assortment of flavors and experiences that appeal to more people.

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

Trademarks

We have obtained U.S. trademark registrations for our numerous products, including our proprietary bottle designs. Trademark registrations generally include specific product names, marks and label designs. The Widmer Brothers, Redhook, Kona Brewing, and Omission marks and certain other marks are also registered in various foreign countries. We regard our Widmer Brothers, Redhook, Kona Brewing, Omission and other trademarks as having substantial value and as being an important factor in the marketing of our products. We are not aware of any infringing uses that could materially affect our current business or any prior claim to the trademarks that would prevent us from using such trademarks in our business. Our policy is to pursue registration of our trademarks in our markets whenever possible and to oppose vigorously any infringement of our trademarks.

Employees

At December 31, 2012, we employed approximately 740 people, including 345 employees in the pubs and retail stores, 205 employees in production, 140 employees in sales and marketing and 50 employees in corporate and administration. The pubs and restaurants have 220 part-time employees and 35 seasonal or temporary employees, both of which are included in the totals above. None of our employees are represented by a union or employed under a collective bargaining agreement. We believe our relations with our employees to be good.

Available Information

Our Internet address is www.craftbrew.com. There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish them to the Securities and Exchange Commission (“SEC”). Our SEC reports can be accessed through the investor relations section of our website. The information found on our Web site is not part of this or any other report we file with or furnish to the SEC.

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
We compete in the highly competitive craft brewing market, as well as in the much larger specialty beer category, which includes the imported beer segment and fuller-flavored beers offered by major national brewers. We also face increasing competition from producers of wine, spirits and flavored alcohol beverages offered by the larger spirit producers and national brewers. Increased competition could cause our future sales and results of operations to be adversely affected.

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
Consumer demand for luxury or perceived luxury goods, including craft beer, can be sensitive to downturns in the economy and the corresponding impact on discretionary spending. There is no assurance that the craft brewing segment will continue to experience growth in future periods. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, job losses and the resultant rising unemployment rate, perceived or actual disposable consumer income and wealth, and changes in consumer confidence in the economy, could significantly reduce customer demand for craft beer in general, and the products we offer specifically. Furthermore, our consumers may choose to replace our products with the fuller-flavored national brands or other more affordable, although lower quality, alternatives available in the market. Any such decline in consumption of our products would likely have a significant negative impact on our operating results.

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

We have a continuing relationship with Anheuser-Busch, LLC and the current distribution network.
Substantially all of our products are sold and distributed through A-B’s distribution network. If the A-B Distributor Agreement were terminated, we would be faced with a number of operational tasks, including implementing an order management system, establishing and maintaining direct contracts with the existing wholesaler network or negotiating agreements with replacement wholesalers on an individual basis, and enhancing our credit evaluation, billing and accounts receivable processes. Such an undertaking would require significant effort and substantial time to complete, during which the distribution of our products could be impaired.

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

Our agreements with A-B may limit our ability to engage in certain activities and investments.
The Exchange Agreement requires us to obtain A-B's consent prior to undertaking certain activities and investments. For example, we must obtain A-B's consent before acquiring another brewer if the purchase price exceeds $30 million or to purchase a non-brewing entity if the purchase price exceeds $2 million. If A-B opposes strategic or financial investments proposed by our management, A-B may decline to give its consent to activities or investments that our management believes are in the best interest of our shareholders.

A-B has an influential voice in decisions of the board of directors and shareholders.
A-B owns 32.2% of our outstanding common stock, which makes A-B our largest shareholder. Under the Exchange Agreement, A-B may designate two nominees to our board of directors, who also participate on our audit, compensation, and nominating and governance committees as non-voting observers. This gives A-B an influential voice in board and shareholder deliberations.

Operating breweries at production levels substantially below their current designed capacities could negatively impact our financial results.
As of December 31, 2012, the annual working capacity of our breweries was approximately 1,075,000 barrels. Due to many factors, including seasonality and production schedules of various draft products and bottled products and packages, actual production capacity will rarely, if ever, approach full working capacity. We believe that capacity utilization of the breweries will fluctuate throughout the year, and even though we expect that capacity of our breweries will be efficiently utilized during periods when our sales are strongest, there likely will be periods when the capacity utilization will be lower. If we experience contraction in our sales volumes, the resulting excess capacity and unabsorbed overhead will have an adverse effect on our gross margins, operating cash flows and overall financial performance. We periodically evaluate whether we expect to recover the costs of our production breweries over the course of their useful lives. If facts and circumstances indicate that the carrying value of these long-lived assets may be impaired, an evaluation of recoverability will be performed by comparing the carrying value of the assets to projected future undiscounted cash flows along with other quantitative and qualitative analyses. If we determine that the carrying value of such assets does not appear to be recoverable, we will recognize an impairment loss by a charge against current operations, which could have a material adverse effect on our results of operations.

Our sales are concentrated in the Pacific Northwest and California.
Approximately 60% of our sales in 2012 were in the Pacific Northwest and California and, consequently, our future sales may be adversely affected by changes in economic and business conditions within these areas. We also believe these regions are among the most competitive craft beer markets in the United States, both in terms of number of market participants and consumer awareness. The Pacific Northwest and California offer significant competition to our products, not only from other craft brewers but also from wine producers and flavored alcohol beverages.

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

A loss of involvement by the founders of Widmer Brothers Brewing Company in promoting that brand family could adversely affect sales.
The founders of Widmer Brothers Brewing Company, Kurt R. Widmer (“Kurt”) and Robert P. Widmer (“Rob”), are integral to our current Widmer Brothers brand family messaging and we rely on the positive public perception of their images, as founders. The role of Kurt, as founder and chairman of the board, and Rob, as founder and vice president of corporate quality assurance and industry relations, are emphasized as part of our Widmer Brothers brand communication and have appeal to some drinkers. If Kurt or Rob were not willing or able to continue in their active roles, their absence could detrimentally affect the strength of our messaging and, accordingly, our growth prospects. If this were to occur, we would need to adapt our strategy for communicating key messages that currently include their images. Any such change in our messaging strategy might have a detrimental impact on our future growth.

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

A small number of shareholders hold a significant ownership percentage of our common stock and uncertainty over their continuing ownership plans could cause the market price of our common stock to decline.
As noted above, A-B has a significant ownership stake in us. In addition, the founders of Widmer Brothers Brewing Company (“WBBC”) and their close family members own approximately 3.3 million shares, or 17.4%, of our common stock. Collectively, these two groups own 49.6% of our equity. All of these shares are available for sale in the public market, subject to volume, manner of sale and other limitations under Rule 144 in the case of shares held by shareholders who are affiliates of us. Such sales in the public market or the perception that such sales could occur may cause the market price of our common stock to decline.

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
As a result of the KBC Merger, we have recognized a significant increase in our total intangible assets, including goodwill. As of December 31, 2012, we had $29.9 million in an assortment of intangible assets, on a net basis, which represented nearly 18% of our total assets. If any circumstances were to occur, such as economic recession or other factors causing a reduction in consumer demand, or for any other reason we were to experience a significant decrease in sales growth, which had a negative impact on our estimated cash flows associated with these assets, our analyses of these assets may conclude that a decrease in the fair value of these assets occurred. If this were to occur, we would be required to recognize a potentially significant loss on impairment of these assets. Any such impairment loss would be charged against current operations in the period of change.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own and operate four highly-automated, small-batch breweries: the Hawaiian Brewery, the New Hampshire Brewery, the Oregon Brewery and the Washington Brewery, as well as a small, pilot brewing system at the Rose Quarter Brewery in Portland, Oregon. We lease the sites upon which the Hawaiian Brewery and Pubs, the New Hampshire Brewery and Pub, the Rose Quarter Brewery, and Oregon Pub are located, in addition to our office space and warehouse locations in Portland, Oregon for our corporate, administrative and sales functions. These operating leases expire at various times between 2013 and 2047. Certain of these leases are with related parties. See Notes 18 and 19 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this report for further discussion regarding these arrangements.

Certain information regarding our production breweries is as follows (capacity in thousands of barrels):

Production Breweries	Square Footage	Current Annual Capacity	Maximum Annual Capacity
Oregon Brewery	185,000	630	650
Washington Brewery	128,000	220	280
New Hampshire Brewery	125,000	215	280
Hawaiian Brewery	11,000	10	10
		1,075	1,220

As a result of adding fermentation capacity and modifying our brewing schedules during 2012, the total annual capacity of all our breweries was approximately 1,075,000 barrels as of December 31, 2012. Combined, our breweries have the potential to reach 1,220,000 barrels in annual capacity when fully optimized based on the currently available space and current product mix.

Substantially all of the personal property and the real properties associated with the Oregon Brewery and the Washington Brewery secure our loan agreement with BofA. See Note 10 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

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

Our common stock trades on the NASDAQ Stock Market (“NASDAQ”) under the trading symbol BREW. The table below sets forth, for the fiscal quarters indicated, the reported high and low sale prices of our common stock, as reported on the NASDAQ:

2011	High	Low
Quarter 1	$9.59	$6.96
Quarter 2	10.17	8.10
Quarter 3	8.95	5.31
Quarter 4	7.22	5.08

2012	High	Low
Quarter 1	$7.98	$5.84
Quarter 2	8.47	7.03
Quarter 3	8.92	7.50
Quarter 4	8.00	5.62

We had 18,887,323 common shareholders of record as of February 26, 2013.

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

Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
We did not repurchase any of our common stock during the fourth quarter of 2012.

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

	Base	Indexed Returns
	Period	Year Ended
Company/Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Craft Brew Alliance, Inc.	$100.00	$18.05	$36.09	$111.13	$90.53	$97.44
NASDAQ Composite	100.00	59.46	85.55	100.02	98.22	113.85
S&P 500 Beverages Index	100.00	79.98	96.16	110.25	115.26	121.19

Item 6.	Selected Financial Data

The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

In thousands, except per share amounts	Year Ended December 31,
Statement of Operations Data	2012	2011	2010	2009	2008
Net sales(1)	$169,287	$149,197	$131,731	$124,713	$79,761
Cost of sales	119,261	104,011	98,064	97,230	65,646
Gross profit	$50,026	$45,186	$33,667	$27,483	$14,115
Selling, general and administrative expenses	$44,890	$39,742	$29,938	$24,911	$19,894
Loss on impairment of assets(2)	$-	$-	$-	$-	$30,589
Operating income (loss)	$5,136	$5,444	$3,170	$2,347	$(36,761)
Gain on sale of equity interest in Fulton Street Brewery, LLC	$-	$10,432	$-	$-	$-
Income before provision (benefit) for income taxes	$4,477	$15,692	$2,786	$1,073	$(37,655)
Provision (benefit) for income taxes	1,951	6,041	1,100	186	(4,377)
Net income (loss)	$2,526	$9,651	$1,686	$887	$(33,278)

Basic and diluted net income (loss) per share	$0.13	$0.51	$0.10	$0.05	$(2.63)

Shares used in basic per share calculations	18,862	18,834	17,523	17,004	12,660
Shares used in diluted per share calculations	18,934	18,931	17,568	17,041	12,660

	December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data
Cash and cash equivalents	$5,013	$795	$164	$11	$11
Working capital (deficit)	5,207	2,327	(4,435)	(2,527)	(927)
Total assets	165,664	158,908	158,266	141,585	147,805
Current portion of long-term debt and capital leases	642	596	2,460	1,481	1,394
Long-term debt and capital leases, net of current portion	12,440	13,188	24,675	24,685	31,834
Other long-term obligations	17,903	16,261	11,388	8,210	8,082
Shareholders’ equity	108,195	104,509	94,196	80,632	79,281

(1)	The increase in net sales in 2009 compared to 2008 was primarily due to the merger with Widmer Brothers Brewing Company, which occurred July 1, 2008.
(2)
Loss on impairment of assets in 2008 included a $22.7 million charge for total impairment of goodwill, a $6.5 million charge for the partial write-down of trademarks associated with the Widmer brand and a $1.4 million charge for the partial write down of equity-method investments.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Craft Brew Alliance is an independent craft brewer formed by the union of four unique and pioneering craft beer brands:

•	Redhook Ale Brewery founded by Gordon Bowker and Paul Shipman in 1981 in Seattle, Washington;
•	Widmer Brothers Brewing founded by brothers Kurt and Rob Widmer in 1984 in Portland, Oregon;
•	Kona Brewing Co. founded by father and son team Cameron Healy and Spoon Khalsa in 1994 in Kona, Hawaii; and
•	Omission Beer internally developed by our brewing team in 2012 in Portland, Oregon.

Since our formation, we have focused our business activities on satisfying consumers through the brewing, marketing and selling of high-quality craft beers in the United States. Today, as an independent craft brewer, we possess several distinct advantages, unique in the craft beer category. These advantages derive from the combination of our innovative quality craft beers; the strength of our distinct, authentic brand portfolio; our seamless national distribution and national sales and marketing reach; our financial capabilities as a public company; our owned brew pubs; and our bi-coastal breweries.

We proudly brew our craft beers in four company-owned breweries including three mainland breweries located in Portsmouth, New Hampshire; Portland, Oregon; and the Seattle suburb of Woodinville, Washington; and one Hawaii brewery located in Kailua-Kona, Hawaii. We also own and operate a small pilot brewery, primarily used for small batch production and innovative brews, at the Rose Quarter sports arena in Portland, Oregon.

We distribute our beers to retailers through independent wholesalers that are aligned with the Anheuser-Busch, LLC (“A-B”) network. These sales are made pursuant to a Master Distributor Agreement (the “A-B Distributor Agreement”) with A-B. Our agreement with A-B initially allowed us to establish relationships nationwide with these wholesalers. As a result of this distribution arrangement, we believe that, under alcohol beverage laws in a majority of states, these wholesalers own the exclusive right to distribute our beers in their respective markets if the A-B Distributor Agreement expires or is terminated. Redhook and Widmer Brothers beers are distributed in all 50 states and Kona beers are distributed in 31 states. Omission Beer recently became available nationally and we continue to expand into new markets in both the U.S. and internationally. Separate from our A-B wholesalers, we maintain an independent sales and marketing organization complete with resources across the key functions of brand management, field marketing, field sales, and national retail sales.

We operate in two segments: Beer Related operations and Pubs. Beer Related operations include the brewing and sale of craft beers from our five breweries, both domestically and internationally. Pubs operations primarily include our five pubs, four of which are located adjacent to our Beer Related operations, other merchandise sales, and sales of our beers directly to customers.

Following is a summary of our financial results:

	Net Sales	Net Income	Number of Barrels Sold
2012	$169.3 million	$2.5 million	724,900
2011	$149.2 million	$9.7 million	672,600
2010	$131.7 million	$1.7 million	607,800

The comparability of our results is impacted by the merger with Kona Brewing Co., Inc. (“KBC”), which closed October 1, 2010 (the “KBC Merger”), and by the sale of our equity interest in Fulton Street Brewery, LLC (“FSB”) during the second quarter of 2011. See Notes 7 and 8 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for more detailed information.

Results of Operations

The following table sets forth, for the periods indicated, certain information from our Consolidated Statements of Income expressed as a percentage of net sales(1):

	Year Ended December 31,
	2012	2011	2010
Sales	107.5%	107.9%	106.9%
Less excise tax	7.5	7.9	6.9
Net sales	100.0	100.0	100.0
Cost of sales	70.4	69.7	74.4
Gross profit	29.6	30.3	25.6
Selling, general and administrative expenses	26.5	26.6	22.7
Merger related expenses	-	-	0.4
Operating income	3.0	3.6	2.4
Income from equity method investments	-	0.5	0.6
Gain on sale of FSB	-	7.0	-
Interest expense	(0.4)	(0.6)	(1.1)
Interest and other income, net	-	-	0.2
Income before income taxes	2.6	10.5	2.1
Income tax provision	1.2	4.0	0.8
Net income	1.5%	6.5%	1.3%

(1)  Percentages may not sum due to rounding.

Segment Information
Net sales, gross profit and gross margin information by segment was as follows (dollars in thousands):

	Year Ended December 31,
2012	Beer Related	Pubs and Other	Total
Net sales	$145,670	$23,617	$169,287
Gross profit	$46,341	$3,685	$50,026
Gross margin	31.8%	15.6%	29.6%

2011
Net sales	$127,376	$21,821	$149,197
Gross profit	$41,626	$3,560	$45,186
Gross margin	32.7%	16.3%	30.3%

2010
Net sales	$119,389	$12,342	$131,731
Gross profit	$31,797	$1,870	$33,667
Gross margin	26.6%	15.2%	25.6%

Sales by Category
The following tables set forth a comparison of sales by category (dollars in thousands):

	Year Ended December 31,		Dollar
Sales by Category	2012	2011	Change	% Change
A-B and A-B related	$147,628	$130,137	$17,491	13.4%
Contract brewing and beer related(1)	10,773	9,042	1,731	19.1%
Excise taxes	(12,731)	(11,803)	(928)	7.9%
Net beer related sales	145,670	127,376	18,294	14.4%
Pubs(2)	23,617	21,821	1,796	8.2%
Net sales	$169,287	$149,197	$20,090	13.5%

	Year Ended December 31,		Dollar
Sales by Category	2011	2010	Change	% Change
A-B and A-B related	$130,137	$114,231	$15,906	13.9%
Contract brewing and beer related(1)	9,042	4,433	4,609	104.0%
Excise taxes	(11,803)	(9,121)	(2,682)	29.4%
Net beer related sales	127,376	109,543	17,833	16.3%
Pubs(2)	21,821	12,342	9,479	76.8%
Alternating proprietorship	-	9,846	(9,846)	(100.0)%
Net sales	$149,197	$131,731	$17,466	13.3%

(1)	Beer related includes international beer sales.
(2)	Pubs sales include sales of promotional merchandise and sales of beer directly to customers.

Shipments by Category
Shipments by category were as follows (in barrels):

Year Ended December 31,	2012 Shipments	2011 Shipments	Increase	% Change	Change in Depletions(1)
A-B and A-B related	660,000	611,200	48,800	8.0%	6%
Contract brewing and beer related(2)	52,700	51,300	1,400	2.7%
Pubs	12,200	10,100	2,100	20.8%
Total	724,900	672,600	52,300	7.8%

Year Ended December 31,	2011 Shipments	2010 Shipments	Increase	% Change	Change in Depletions(1)
A-B and A-B related	611,200	574,900	36,300	6.3%	6%
Contract brewing and beer related(2)	51,300	23,200	28,100	121.1%
Pubs	10,100	9,700	400	4.1%
Total	672,600	607,800	64,800	10.7%

(1)	Change in depletions reflects the year-over-year change in barrel volume sales of beer by wholesalers to retailers.
(2)	Contract brewing and beer related includes international shipments of our beers.

The increase in sales to A-B and A-B related in 2012 compared to 2011 was primarily due to increased volume, higher selling prices for our beers, and a shift in product mix towards bottle and high-end product, both of which carry a higher price per unit than draft. Gross sales in 2012 was also favorably impacted by a decrease in the per barrel fee associated with sales to A-B as a result of an amendment to our A-B Distributor Agreement in May 2011. This lower fee level for the period of January 2012 through April 2012 generated approximate savings of $1.2 million as compared to the same period in 2011.

The increase in sales to A-B and A-B related in 2011 compared to 2010 was primarily due to an increase in volume, higher selling prices for our beers and a shift in product mix towards bottle and high-end product. Gross sales were also favorably impacted by a decrease in the per barrel fee associated with sales to A-B as a result of amendments to our A-B Distributor Agreement, which is netted against revenue. Our savings from both the 2010 and 2011 amendments to the A-B Distributor Agreement totaled approximately $3.9 million for 2011.

We estimate that, had the modification to the A-B Distributor Agreement been in place throughout 2010, the increase in 2010 sales resulting from the reduced distribution fees would have been approximately $3.3 million. The amount of increase in sales realized for future periods may differ from this estimate due to the level, timing and geographic distribution of our shipments to A-B.

Exclusive of the impact of the favorable change in our per barrel margin fee, the average revenue per barrel on shipments of beer through the A-B distribution network increased by 4.2% in 2012 compared to 2011 and 4.7% in 2011 compared to 2010, primarily due to pricing increases and a shift in product mix towards both bottle and high-end product as mentioned above. Price changes implemented by us have generally followed craft beer market pricing trends. During 2012, 2011 and 2010, we sold 91.0%, 90.9% and 94.6%, respectively, of our beer through A-B at wholesale pricing levels.

The increase in contract brewing and beer related sales in 2012 compared to 2011 was due to an increase in shipments under the arrangement with FSB. Effective September 1, 2012, in the best interest of both parties, we mutually agreed with FSB to end our contract brewing arrangement. Under the termination agreement, we phased out production of FSB branded beers by the end of November 2012 utilizing remaining inventory on-hand. In consideration, FSB will pay us $70,000 per month through September 2013. We recorded $838,000 in Sales during the period from September 1, 2012 to December 31, 2012 under the terms of the termination agreement.

The increase in contract brewing and beer related sales in 2011 compared to 2010 was primarily due to an increase in shipments under an existing third-party contract and the contribution of shipments under a contract brewing arrangement with FSB, which was entered into in the first quarter of 2011.

Sales to FSB through the contract brewing arrangement, classified in Sales, were as follows (dollars in thousands):

Year Ended December 31,
2012	2011	2010
$3,083	$2,863	$28

The overall increase in volume in 2012 compared to 2011 was primarily driven by our increased sales and marketing efforts, timing of programs and new brand and package introductions, partially offset by a decline in our event volume, which is included in Pubs.

The increase in excise taxes in 2012 compared to 2011 was due to higher shipments in 2012 compared to 2011.

The increase in excise taxes in 2011 compared to 2010 was driven by three factors: i) increases in shipments; ii) the addition of excise taxes relating to shipments of Kona beers that were previously recognized by Kona prior to the KBC Merger; and iii) a marginal tax rate increase after the KBC Merger as the combined companies are eligible for only a single excise tax exemption. Also contributing to the increase was an increase in the marginal tax rate for beer produced in Washington state, which became effective in the second half of 2010.

Pubs sales increased in 2012 compared to 2011 primarily due to increased guest counts and pricing in certain markets. The increase was also attributable to an increase in the number of barrels sold, primarily as a result of the increase in guest counts.

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

Shipments by Brand

The following table sets forth a comparison of shipments by brand (in barrels):

Year Ended December 31,	2012 Shipments	2011 Shipments	Increase (Decrease)	% Change	Change in Depletions
Widmer Brothers	264,300	271,200	(6,900)	(2.5)%	(5)%
Kona	220,000	172,800	47,200	27.3%	23%
Redhook	191,000	179,300	11,700	6.5%	6%
Total(1)	675,300	623,300	52,000	8.3%	6%

Year Ended December 31,	2011 Shipments	2010 Shipments	Increase (Decrease)	% Change	Change in Depletions
Widmer Brothers	271,200	277,200	(6,000)	(2.2)%	(2)%
Kona	172,800	133,400	39,400	29.5%	29%
Redhook	179,300	174,100	5,200	3.0%	3%
Total(1)	623,300	584,700	38,600	6.6%	6%

(1)	Total shipments by brand include international shipments and exclude shipments produced under our contract brewing arrangements.

The decrease in our Widmer Brothers brand shipments in 2012 compared to 2011 was primarily due to pressure on our Hefeweizen beer which is experiencing competition from large, multi-national wheat beer competitors, particularly in draft in California. Partially offsetting this decrease was the positive effect of our focus on the core Widmer Brothers brands including our Rotator IPAs and seasonals, and our high-end offerings, which is fueling broader consumer awareness of the overall Widmer Brothers brand.

The decrease in the Widmer Brothers brand shipments in 2011 compared to 2010 was primarily due to the continuing pressure on our Hefeweizen beer in the very competitive wheat beer category in the craft segment. Partially offsetting this decrease was the success of our focus on the core and high-end Widmer Brothers brands.

Kona continues to be one of the fastest growing brands in the craft category, as seen in the increase in shipments in 2012 compared to 2011 and 2011 compared to 2010. We believe this sales growth is due to the Always Aloha message and quality of the beer resonating with consumers.

The increase in our Kona brand shipments in 2012 compared to 2011 was also due to the success of our Kona variety packs and the increased velocity of our Kona flagship, Longboard Lager, in existing markets. During the third quarter of 2012, we launched our Big Wave Golden Ale, previously available only in Hawaii, on the mainland. We continue to successfully introduce our Kona beers to new markets, which has been contributing to the brand’s shipment growth. The introduction of our Kona beer in cans in March 2012 also contributed to the increase.

The increase in our Redhook brand shipments in 2012 compared to 2011 and in 2011 compared to 2010 were the result of our investments in new packaging, brand introductions and marketing initiatives. These investments have resulted in the unique Redhook brand position, which we believe is resonating with consumers.

The following table sets forth a comparison of our shipments by package, excluding private label shipments produced under our contract brewing arrangements (in barrels):

Year Ended	2012		2011		2010
December 31,	Shipments	% of Total	Shipments	% of Total	Shipments	% of Total
Draft	214,800	31.8%	219,400	35.2%	227,100	38.8%
Bottle	460,500	68.2%	403,900	64.8%	357,600	61.2%
Total	675,300	100.0%	623,300	100.0%	584,700	100.0%

The shift in package mix from draft to bottle in both 2012 compared to 2011 and in 2011 compared to 2010 was primarily the result of the increase in volumes on our Kona bottle beer and lower volumes on our Hefeweizen draft beer. There is also increased general competition across the industry for on-premise draft sales as the large, multi-national brewers enter the craft beer segment.

Cost of Sales
Cost of sales includes purchased raw materials, direct labor, overhead and shipping costs.

Information regarding Cost of sales was as follows (dollars in thousands):

	Year Ended December 31,		Dollar
	2012	2011	Change	% Change
Beer Related	$99,329	$85,750	$13,579	15.8%
Pubs	19,932	18,261	1,671	9.2%
Total	$119,261	$104,011	$15,250	14.7%

	Year Ended December 31,		Dollar
	2011	2010	Change	% Change
Beer Related	$85,750	$87,592	$(1,842)	(2.1)%
Pubs	18,261	10,472	7,789	74.4%
Total	$104,011	$98,064	$5,947	6.1%

The increase in Beer Related Cost of sales in 2012 compared to 2011 was due to the increase in shipments discussed above, as well as the mix shift from draft to bottle as the per barrel equivalent cost of bottle is more than draft. In addition, increased distribution costs, including offsite storage and fuel, increased labor, and higher grain prices, contributed to the increase.

The decrease in Beer Related Cost of sales in 2011 compared to 2010 was primarily due to the elimination of costs associated with our Kona operations prior to the KBC Merger, including elimination of all alternating proprietorship related costs, and improved performance and quality trends in 2011. This was partially offset by the increase in shipments discussed above, including the mix shift from draft to bottle, as well as increased shipping costs due to fuel surcharges.

The increase in Pubs Cost of sales in 2012 compared to 2011 was primarily due to the increase in guest counts noted above, as well as increased labor, food and beverage costs in certain markets.

The increase in Pubs Cost of sales in 2011 compared to 2010 was primarily associated with the acquired Kona pub operations. These operations had a positive impact on our gross profit as discussed below.

Gross Profit
Information regarding gross profit was as follows (dollars in thousands):

	Year Ended December 31,		Dollar
	2012	2011	Change	% Change
Beer Related	$46,341	$41,626	$4,715	11.3%
Pubs	3,685	3,560	125	3.5%
Total	$50,026	$45,186	$4,840	10.7%

	Year Ended December 31,		Dollar
	2011	2010	Change	% Change
Beer Related	$41,626	$31,797	$9,829	30.9%
Pubs	3,560	1,870	1,690	90.4%
Total	$45,186	$33,667	$11,519	34.2%

Gross profit as a percentage of net sales, or gross margin rate, was as follows:

	Year Ended December 31,
	2012	2011	2010
Beer Related	31.8%	32.7%	26.6%
Pubs	15.6%	16.3%	15.2%
Total	29.6%	30.3%	25.6%

The increase in Gross profit in 2012 compared to 2011 was due to increases in shipment volumes discussed above, partially offset by declines in overall gross margin rates. The decline in the beer related gross margin rate was primarily due to the higher brewery variable costs on a per barrel basis. The decline was partially offset by better fixed cost coverage, a shift in mix to our higher-end beers and the $838,000 recorded in Sales under the terms of the termination agreement with FSB with no associated costs. The increase in Pubs Gross profit in 2012 compared to 2011 was primarily due to increases in guest counts and pricing, partially offset by increases in labor, food and beverage costs, which contributed to the lower gross margin rate.

The increases in gross profit in 2011 compared to 2010 were primarily due to the improvements in gross margin rate and the increases in sales discussed above, which included the reduction in A-B fees. The improvements in gross margin rate were primarily due to an improved cost structure related to our Kona operations following the KBC Merger, which included elimination of the alternating proprietorship revenue and cost of sales, improved brewery performance and quality trends, increased capacity utilization and a shift in mix to our higher-end beer products. These improvements were partially offset by the mix shift from draft to bottle sales as the barrel equivalent of bottle gross profit is lower than draft, as well as an increased cost of shipping as a result of fuel surcharges.

Total approximate capacity utilization is calculated by dividing total shipments by the approximate working capacity and was as follows:

	Year Ended December 31,
	2012	2011	2010
Capacity utilization	73%	75%	66%

During the second quarter of 2012, we added additional fermentation vessels to our breweries, which increased the combined capacity of our production breweries from approximately 900,000 barrels per year to approximately 1,075,000 barrels per year as of December 31, 2012.

Our contract brewing agreement with FSB, which was entered into during the first quarter of 2011, contributed to the improvement in capacity utilization in 2011 compared to 2010.

Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) include compensation and related expenses for our sales and marketing activities, management, legal and other professional and administrative support functions.

Information regarding SG&A was as follows (dollars in thousands):

	Year Ended December 31,		Dollar
	2012	2011	Change	% Change
	$44,890	$39,742	$5,148	13.0%
As a % of Net sales	26.5%	26.6%

	Year Ended December 31,		Dollar
	2011	2010	Change	% Change
	$39,742	$29,938	$9,804	32.7%
As a % of Net sales	26.6%	22.7%

The increase in SG&A in 2012 compared to 2011 was primarily due to increases in labor costs as we expand our national footprint into new geographies and increased costs associated with the launch of our Omission and Big Wave brands. Our investments in sales and marketing are consistent with our strategic focus on firmly establishing our brands’ national footprint and competitively addressing the varied needs of craft beer consumers. These increases were partially offset by lower packaging design and development costs.

The increase in SG&A and SG&A as a percentage of Net sales in 2011 compared to 2010 was primarily due to an increase in sales and marketing costs, principally comprised of labor costs related to our national sales organization, packaging design and development, promotions and sponsorship activity, point of sale and related trade merchandise, and brand platform enhancements. Administrative costs associated with the operations acquired with the KBC Merger in October 2010 also contributed to the increase.

Income from Equity Method Investments
Income from equity method investments included our share of FSB’s net income through the date of sale in May 2011 and our share of Kona’s net income through the date of the KBC Merger in October 2010. Since completion of the KBC Merger, Kona’s operating results have been included in our consolidated operating results.

Income from equity method investments was as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
FSB	$-	$691	$696
Kona	-	-	146
Total	$-	$691	$842

Gain on Sale of FSB
Our pre-tax gain on the sale of FSB in 2011 totaled $10.4 million, which resulted from proceeds of $16.3 million less the investment in FSB of $5.9 million.

Interest Expense
Information regarding interest expense was as follows (dollars in thousands):

	Year Ended December 31,		Dollar
	2012	2011	Change	% Change
Interest expense	$663	$918	$(255)	(27.8)%

	2011	2010
Interest expense	$918	$1,497	$(579)	(38.7)%

	Year Ended December 31,
	2012	2011	2010
Average debt outstanding	$13,436	$20,163	$24,236
Average interest rate	2.74%	3.43%	3.34%

The decrease in Interest expense in 2012 compared to 2011 was due to lower average outstanding borrowings and lower average interest rates. The average interest rates shown in the above table represent cash interest, exclusive of our interest rate swap. The decreases in average outstanding borrowings were primarily the result of using a portion of the proceeds from the sale of FSB in May 2011 to repay the $8.8 million outstanding on our line of credit and $4.2 million outstanding related to capital leases.

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

Income Tax Provision
Our effective income tax rate was 43.6%, 38.5% and 39.5% in 2012, 2011 and 2010, respectively. The effective income tax rates reflect the impact of non-deductible expenses, primarily meals and entertainment, and state and local taxes and tax credits. The rate in 2012 reflects the impact of increasing the tax rate applied against the net deferred tax liability due to the State of California changing income apportionment rules to a single sales factor methodology effective January 1, 2013. This one-time adjustment resulted in a 3.4 percentage point increase to our 2012 effective income tax rate, or $153,000 of our Income tax provision.

The rate in 2010 also reflects non-deductible merger-related expenses and a $100,000 reduction to our valuation allowance during the second quarter of 2010. We made this reduction, eliminating the valuation allowance, due to the cumulative earnings generated and other evidence available to us regarding the potential of fully utilizing our outstanding net operating loss carryforwards.

Liquidity and Capital Resources

We have required capital primarily for the construction and development of our production breweries, to support our expansion and growth plans and to fund our working capital needs. Historically, we have financed our capital requirements through cash flow from operations, bank borrowings and the sale of common and preferred stock. We anticipate meeting our obligations for the twelve months beginning January 1, 2013 primarily from cash flows generated from operations. In addition, we may borrow under our line of credit facility as the need arises. Capital resources available to us at December 31, 2012 included $5.0 million of Cash and $22.0 million available under our line of credit facility.

We had $5.0 million of Cash and $5.2 million of working capital at December 31, 2012. Our debt as a percentage of total capitalization (total debt and common shareholders’ equity) was 10.8% at December 31, 2012.

A summary of our cash flow information was as follows (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010
Cash flows provided by operating activities	$13,105	$6,728	$10,798
Cash flows provided by (used in) investing activities	(8,683)	7,131	(10,313)
Cash flows used in financing activities	(204)	(13,228)	(332)
Increase in cash	$4,218	$631	$153

Cash provided by operating activities of $13.1 million in 2012 resulted from our Net income of $2.5 million, net non-cash expense of $8.7 million and changes in our operating assets and liabilities as discussed in more detail below.

Accounts receivable, net, decreased $2.8 million to $10.5 million at December 31, 2012 compared to $13.3 million at December 31, 2011. This decrease was primarily due to a $1.9 million decrease in our receivable from A-B, which totaled $6.4 million at December 31, 2012. Historically, we have not had collection problems related to our accounts receivable.

Inventories increased $2.3 million to $11.7 million at December 31, 2012 compared to $9.4 million at December 31, 2011, primarily to support an increase in shipment volume.

Accounts payable increased $1.3 million to $12.3 million at December 31, 2012 compared to $11.0 million at December 31, 2011, primarily due to increased inventory purchases to support our increased level of sales, partially offset by a $53,000 decrease in the portion of our payable to A-B that is included in Accounts payable, which totaled $1.4 million at December 31, 2012.

As of December 31, 2012, we had state net operating loss carryforwards (“NOLs”) available to offset payment of future income taxes of $73,000, tax-effected; and we had no federal NOLs remaining. We also had $609,000 in federal alternative minimum tax (“AMT”) credit carry forwards and federal insurance contributions act (“FICA”) credit carryforwards of $29,000 tax-effected.

We anticipate that we will utilize the remaining state NOLs and federal credit carry forwards in the near future and, accordingly, once utilized, we will be required to satisfy all of our income tax obligations with cash.

Capital expenditures of $9.1 million in 2012 were primarily for capacity, efficiency and cooperage purposes. For 2013, we anticipate capital expenditures of approximately $11 million to $13 million primarily for capacity and efficiency improvements, quality initiatives and restaurant and retail.

We have a loan agreement (as amended, the “Loan Agreement”) with BofA, which is presently comprised of a $22.0 million revolving line of credit (“Line of Credit”), including provisions for cash borrowings and up to $2.5 million notional amount of letters of credit, and a $11.8 million term loan (“Term Loan”). We may draw upon the Line of Credit for working capital and general corporate purposes. At December 31, 2012, we had no borrowings outstanding under the Line of Credit and we were in compliance with the financial covenants associated with the Loan Agreement.

Contractual Commitments and Obligations

The following is a summary of our contractual commitments and obligations as of December 31, 2012 (in thousands):

	Payments Due By Period
Contractual Obligation	Total	2013	2014 and 2015	2016 and 2017	2018 and beyond
Term loan	$11,822	$456	$1,002	$1,137	$9,227
Interest on term loan(1)	718	143	268	242	65
Promissory notes	600	-	600	-	-
Interest on promissory notes	348	144	204	-
Note with related party	346	181	165	-	-
Interest on note with related party	16	12	4	-	-
Operating leases	16,741	1,303	1,989	1,625	11,824
Capital leases	17	6	10	1	-
Purchase commitments	20,758	16,331	3,810	617	-
Sponsorship obligations	3,989	2,241	1,579	169	-
Interest rate swap(2)	190	190	-	-	-
	$55,545	$21,007	$9,631	$3,791	$21,116

(1)	The variable interest rate on our term loan was 1.21% at December 31, 2012.
(2)	The fixed rate on our interest rate swap is 4.48%. We pay that fixed rate less the Benchmark Rate, which, at December 31, 2012, was 0.21%.

See Notes 10, 11 and 18 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional information.

Inflation

We believe that the impact of inflation was minimal on our business in 2012, 2011 and 2010.

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

Goodwill
Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. All goodwill has been allocated to our Beer Related reporting unit based on the relative fair value of the future benefit of the purchased and existing operations. Reporting units may be operating segments as a whole or an operation one level below an operating segment, referred to as a component. Our reporting units are consistent with the operating segments identified in “Note 13. Segment Results and Concentrations” in Part II, Item 8 of this Form 10-K.

We perform an annual impairment assessment as of December 31 of each year, or more frequently if indicators of potential impairment exist, to determine whether it is more likely than not that the fair value of a reporting unit in which goodwill resides is less than its carrying value. For reporting units in which this assessment concludes that it is more likely than not that the fair value is more than its carrying value, goodwill is not considered impaired and we are not required to perform the two-step goodwill impairment test. Qualitative factors considered in this assessment include, but are not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, and entity specific factors such as strategies and financial performance. We are not required to perform a qualitative assessment for our annual impairment test and may instead bypass the qualitative assessment and perform the two-step goodwill impairment test.

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

Indefinite-Lived Intangible Assets
We review indefinite-lived intangible assets, primarily comprised of our trademarks, domain name and recipes, for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. For indefinite-lived intangible assets that we conclude that it is more likely than not that the fair value is more than its carrying value, no further testing is required. For those for which we do not conclude that it is more likely than not that the fair value is more than the carrying value, we test the asset for recoverability. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future discounted cash flows that the asset is expected to generate. If it is determined that an individual asset is impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. We are not required to perform a qualitative assessment for our annual impairment test and may instead bypass the qualitative assessment and perform the quantitative test.

The assumptions and estimates used to determine future values and remaining useful lives of our intangibles are complex and subjective. They can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for specific product lines.

Long-Lived Asset Impairment
We evaluate potential impairment of our long-lived assets, including our distributor agreements, non-compete agreements and other intangible assets, when facts and circumstances indicate that the carrying values of such long-lived assets may be impaired. In such cases, an evaluation of recoverability is performed by comparing the carrying value of the assets to the projected future undiscounted cash flows and by preparing other quantitative and qualitative analyses. Upon indication that the carrying value of such assets may not be recoverable, we recognize an impairment loss during the current period. We did not identify indicators of impairment during 2012, 2011 or 2010.

Refundable Deposits on Kegs
We distribute our draft beer in kegs that are owned by us, as well as in kegs that have been leased from third parties. Kegs that are owned by us are reflected as a component of Property, equipment and leasehold improvements in our Consolidated Balance Sheets at cost and are depreciated over the estimated useful life of the keg. When draft beer is shipped to the wholesaler, regardless of whether the keg is owned or leased, we collect a refundable deposit, reflected as a current liability in our Consolidated Balance Sheets. Upon return of the keg to us, the deposit is refunded to the wholesaler. When a wholesaler cannot account for some of our kegs for which it is responsible, it pays us a fixed fee and forfeits its deposit for each keg determined to be lost. We have experienced some loss of kegs and anticipate that some loss will occur in future periods due to the significant volume of kegs handled by each wholesaler and retailer, the similarities between kegs owned by most brewers, and the relatively low deposit collected on each keg when compared with the market value of the keg. We believe that this is an industry-wide issue and our loss experience is typical of the industry. In order to estimate forfeited deposits attributable to lost kegs, we periodically use internal records, A-B records, other third-party records, and historical information to estimate the physical count of kegs held by wholesalers and A-B.

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

Interest Rate Risk
We have assessed our vulnerability to certain market risks, including interest rate risk associated with financial instruments included in cash and long-term debt. To mitigate this risk, we entered into a five-year interest rate swap agreement, which expires July 1, 2013, to hedge the variability of interest payments associated with our variable-rate borrowings. Through this swap agreement, we pay interest at a fixed rate of 4.48% and receive interest at a floating-rate of the one-month LIBOR, which was 0.21% at December 31, 2012. Since the interest rate swap hedges the variability of interest payments on variable rate debt with similar terms, it qualifies for cash flow hedge accounting treatment. This interest rate swap reduces our overall interest rate risk. We did not have any unhedged variable rate debt outstanding at December 31, 2012.

Due to the nature of our highly liquid cash, an increase or decrease in interest rates would not materially affect the fair value of our cash or the related interest income.

Item 8.	Financial Statements and Supplementary Data

Unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2012 is as follows:

2012 (In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$38,499	$44,264	$44,588	$41,936
Cost of sales	26,792	30,926	30,964	30,579
Gross profit	11,707	13,338	13,624	11,357
Selling, general and administrative expenses	10,373	12,222	11,907	10,388
Operating income	1,334	1,116	1,717	969
Other expense, net	(161)	(176)	(155)	(167)
Income before income taxes	1,173	940	1,562	802
Income tax provision	475	381	614	481
Net income	$698	$559	$948	$321
Basic and diluted net income per share	$0.04	$0.03	$0.05	$0.01

Shares used in basic per share calculation	18,845	18,857	18,872	18,874
Shares used in diluted per share calculation	18,911	18,931	18,954	18,940

2011 (In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$32,297	$41,496	$40,477	$34,927
Cost of sales	23,069	28,038	27,762	25,142
Gross profit	9,228	13,458	12,715	9,785
Selling, general and administrative expenses	9,289	10,670	10,530	9,253
Operating income (loss)	(61)	2,788	2,185	532
Income from equity-method investments	356	335	-	-
Gain on sale of equity interest in Fulton Street Brewery, LLC	-	10,398	-	34
Other expense, net	(269)	(253)	(183)	(170)
Income before income taxes	26	13,268	2,002	396
Income tax provision	10	5,108	771	152
Net income	$16	$8,160	$1,231	$244
Basic and diluted net income per share	$-	$0.43	$0.07	$0.01

Shares used in basic per share calculation	18,819	18,829	18,843	18,845
Shares used in diluted per share calculation	18,928	18,945	18,935	18,942

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Craft Brew Alliance, Inc.

We have audited the accompanying consolidated balance sheets of Craft Brew Alliance, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Craft Brew Alliance, Inc. as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with generally accepted accounting principles in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Craft Brew Alliance, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2013 expressed an unqualified opinion thereon.

/s/ Moss Adams LLP

Seattle, Washington
March 12, 2013

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31,
	2012	2011

Assets
Current assets:
Cash	$5,013	$795
Accounts receivable, net	10,512	13,326
Inventories	11,749	9,446
Deferred income tax asset, net	1,250	894
Other current assets	3,809	2,816
Total current assets	32,333	27,277

Property, equipment and leasehold improvements, net	102,852	100,725
Goodwill	12,917	12,917
Intangible and other assets, net	17,562	17,989
Total assets	$165,664	$158,908

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$12,255	$10,994
Accrued salaries, wages and payroll taxes	5,267	4,524
Refundable deposits	7,896	7,400
Other accrued expenses	1,066	1,436
Current portion of long-term debt and capital lease obligations	642	596
Total current liabilities	27,126	24,950

Long-term debt and capital lease obligations, net of current portion	12,440	13,188
Fair value of derivative financial instruments	219	572
Deferred income tax liability, net	17,156	15,210
Other liabilities	528	479
Total liabilities	57,469	54,399

Commitments and contingencies

Common shareholders' equity:
Common stock, $0.005 par value. Authorized 50,000,000 shares; issued and outstanding 18,874,256 and 18,844,817	94	94
Additional paid-in capital	136,030	135,091
Accumulated other comprehensive loss	(135)	(356)
Accumulated deficit	(27,794)	(30,320)
Total common shareholders' equity	108,195	104,509
Total liabilities and common shareholders' equity	$165,664	$158,908

The accompanying notes are an integral part of these financial statements.

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010

Sales	$182,018	$161,000	$140,852
Less excise taxes	12,731	11,803	9,121
Net sales	169,287	149,197	131,731
Cost of sales	119,261	104,011	98,064
Gross profit	50,026	45,186	33,667
Selling, general and administrative expenses	44,890	39,742	29,938
Merger related expenses	-	-	559
Operating income	5,136	5,444	3,170
Income from equity method investments	-	691	842
Gain on sale of equity interest in Fulton Street Brewery, LLC	-	10,432	-
Interest expense	(663)	(918)	(1,497)
Interest and other income, net	4	43	271
Income before income taxes	4,477	15,692	2,786
Income tax provision	1,951	6,041	1,100
Net income	$2,526	$9,651	$1,686

Basic and diluted net income per share	$0.13	$0.51	$0.10

Shares used in basic per share calculations	18,862	18,834	17,523

Shares used in diluted per share calculations	18,934	18,931	17,568

The accompanying notes are an integral part of these financial statements.

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2012	2011	2010

Net income	$2,526	$9,651	$1,686
Unrealized gains (losses) on derivative hedge transactions, net of tax	221	172	(50)
Comprehensive income	$2,747	$9,823	$1,636

The accompanying notes are an integral part of these financial statements.

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(In thousands)

				Accumulated		Total
			Additional	Other		Common
	Common Stock		Paid-In	Comprehensive	Retained	Shareholders'
	Shares	Par Value	Capital	Loss	Deficit	Equity
Balance at December 31, 2009	17,074	$85	$122,682	$(478)	$(41,657)	$80,632
Issuance of shares under stock plans	60	1	126	-	-	127
Stock-based compensation	18	-	99	-	-	99
Issuance of shares pursuant to merger with Kona Brewing Co., Inc.	1,667	8	11,694	-	-	11,702
Unrealized losses on derivative financial instruments, net of tax benefit of $31	-	-	-	(50)	-	(50)
Net income	-	-	-	-	1,686	1,686
Balance at December 31, 2010	18,819	94	134,601	(528)	(39,971)	94,196
Issuance of shares under stock plans	10	-	23	-	-	23
Stock-based compensation	16	-	467	-	-	467
Unrealized gains on derivative financial instruments, net of tax provision of $105	-	-	-	172	-	172
Net income	-	-	-	-	9,651	9,651
Balance at December 31, 2011	18,845	94	135,091	(356)	(30,320)	104,509
Issuance of shares under stock plans	6	-	13	-	-	13
Stock-based compensation	23	-	547	-	-	547
Tax benefit related to stock options	-	-	379	-	-	379
Unrealized gains on derivative financial instruments, net of tax provision of $132	-	-	-	221	-	221
Net income	-	-	-	-	2,526	2,526
Balance at December 31, 2012	18,874	$94	$136,030	$(135)	$(27,794)	$108,195

The accompanying notes are an integral part of these financial statements.

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2012	2011	2010

Cash flows from operating activities:
Net income	$2,526	$9,651	$1,686
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,369	7,204	7,044
Income from equity method investments, net of distributions received	-	(691)	(647)
Gain on sale of equity interest in Fulton Street Brewery, LLC	-	(10,432)	-
(Gain) loss on sale or disposal of property, equipment and leasehold improvements	23	(1)	102
Deferred income taxes	1,458	5,025	1,082
Stock-based compensation	547	467	99
Excess tax benefit from employee stock plans	(379)	-	-
Other	(329)	(135)	(282)
Changes in operating assets and liabilities:
Accounts receivable, net	2,396	(1,976)	2,017
Inventories	(1,855)	(640)	1,445
Other current assets	(994)	418	590
Other assets	-	(495)	36
Accounts payable and other accrued expenses	1,269	(2,773)	(1,353)
Accrued salaries, wages and payroll taxes	743	471	(1,230)
Refundable deposits	331	635	209
Net cash provided by operating activities	13,105	6,728	10,798

Cash flows from investing activities:
Expenditures for property, equipment and leasehold improvements	(9,138)	(8,488)	(4,669)
Proceeds from sale of property, equipment and leasehold improvements	37	120	160
Cash paid for merger with Kona Brewing Co., Inc. and related entities, net	-	-	(6,206)
Proceeds received for federal grant associated with photovoltaic system	-	-	402
Proceeds from the sale of equity interest in Fulton Street Brewery, LLC	418	15,527	-
Other	-	(28)	-
Net cash provided by (used in) investing activities	(8,683)	7,131	(10,313)

Cash flows from financing activities:
Principal payments on debt and capital lease obligations	(596)	(5,751)	(1,505)
Net borrowings (repayments) under revolving line of credit	-	(7,500)	1,100
Proceeds from issuances of common stock	13	23	127
Debt issuance costs	-	-	(54)
Excess tax benefit from employee stock plans	379	-	-
Net cash used in financing activities	(204)	(13,228)	(332)

Increase in cash	4,218	631	153

Cash:
Beginning of period	795	164	11
End of period	$5,013	$795	$164

Supplemental disclosure of cash flow information:
Cash paid for interest	$774	$972	$1,625
Cash paid for income taxes, net	416	675	223

Supplemental disclosure of non-cash information:
Fair value of common stock issued in connection with acquisition of Kona Brewing Co., Inc. and related entities	$-	$-	$11,702
Receivable from sale of equity interest in Fulton Street Brewery, LLC	-	836	-

The accompanying notes are an integral part of these financial statements.

CRAFT BREW ALLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature of Operations

Overview
Craft Brew Alliance, Inc. was formed in 1981 to brew and sell craft beer. We produce, sell and market on a national basis innovative bottled and draft products for the Widmer Brothers, Redhook, Kona and Omission brands at our five company-owned breweries and operate five pubs that promote our products, offer dining and entertainment facilities and sell retail merchandise. Our common stock trades on the Nasdaq Stock Market under the trading symbol “BREW.”

Our products are distributed domestically in all 50 states. This national footprint was established primarily through a series of distribution agreements with Anheuser-Busch, LLC (“A-B”), a significant shareholder. In 2004, we and A-B entered into three agreements, an exchange and recapitalization agreement (as amended, the “Exchange Agreement”), a master distributor agreement (as amended, the “A-B Distributor Agreement”) and a registration rights agreement that collectively constitute the framework of our existing relationship with A-B.

Under the present terms of the A-B Distributor Agreement, we distribute our products in substantially all of our markets through A-B’s seamless national wholesale distributor network. Our agreement with A-B initially allowed us to establish relationships nationwide with these wholesalers. As a result of this distribution arrangement, we believe that, under alcohol beverage laws in a majority of states, these wholesalers own the exclusive right to distribute our beers in their respective markets if the A-B Distributor Agreement expires or is terminated. A-B’s domestic wholesaler network consists primarily of independent wholesalers, together with owned branches. The A-B Distributor Agreement is subject to early termination by either party upon the occurrence of certain events. The A-B Distributor Agreement expires December 31, 2018, but may be renewed automatically for an additional ten-year period unless A-B provides written notice to the contrary on or prior to June 30, 2018.

Basis of Presentation
The consolidated financial statements include the accounts of Craft Brew Alliance, Inc. and our wholly owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation.

Note 2.  Significant Accounting Policies

Cash
We maintain cash balances with financial institutions that may exceed federally insured limits. We did not have any cash equivalents at December 31, 2012 or 2011.

Accounts Receivable
Accounts receivable is comprised primarily of trade receivables due from wholesalers and A-B for beer and promotional product sales. Because of state liquor laws and each wholesaler’s agreement with A-B, we do not have collectability issues related to the sale of our beer products. Accordingly, we do not regularly provide an allowance for doubtful accounts for beer sales. We have provided an allowance for promotional merchandise receivables that have been invoiced to the wholesaler, which reflects our best estimate of probable losses inherent in the accounts. We determine the allowance based on historical customer experience and other currently available evidence. When a specific account is deemed uncollectible, the account is written off against the allowance. The allowance for doubtful accounts was $25,000 at both December 31, 2012 and 2011.

Activity related to our allowance for doubtful accounts was immaterial in 2012, 2011 and 2010.

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

CRAFT BREW ALLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

Depreciation and amortization of property, equipment and leasehold improvements is provided on the straight-line method over the following estimated useful lives:

Buildings	30 – 50 years
Brewery equipment	10 – 25 years
Furniture, fixtures and other equipment	2 – 10 years
Vehicles	5 years
Leasehold improvements	The lesser of useful life or term of the lease

Valuation of Long-Lived Assets
We evaluate potential impairment of long-lived assets, including definite-lived intangible assets, when facts and circumstances indicate that the carrying values of such assets may be impaired. An evaluation of recoverability is performed by comparing the carrying value of the assets to projected future undiscounted cash flows in addition to other quantitative and qualitative analyses. Upon indication that the carrying value of such assets may not be recoverable, we recognize an impairment loss in the current period in our Consolidated Statements of Income. We did not identify indicators of impairment during 2012, 2011 or 2010.

Definite-lived intangible assets are amortized using a straight line basis of accounting. Definite-lived intangible assets and their respective estimated lives are as follows:

Distributor agreements	15 years
Non-compete agreements	5 years

Goodwill
We evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. All of our goodwill has been allocated to our Beer Related reporting unit based on the relative fair value of the future benefit of the purchased and existing operations. We test goodwill for impairment by comparing the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. We conduct our annual impairment test as of December 31 of each year and have determined there to be no impairment for any of the periods presented.

Indefinite-Lived Intangible Assets
Indefinite-lived intangible assets consist primarily of trademarks, domain name and recipes. We evaluate the recoverability of indefinite-lived intangible assets annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, by comparing the carrying amount of the asset to its estimated fair value measured by using discounted cash flows that the asset is expected to generate. We have determined there to be no impairment for any of the periods presented.

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

CRAFT BREW ALLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

We have experienced some loss of kegs and anticipate that some loss will occur in future periods due to the significant volume of kegs handled by each wholesaler and retailer, the homogeneous nature of kegs owned by most brewers, and the relatively small deposit collected for each keg when compared with its market value. In order to estimate forfeited deposits attributable to lost kegs, we periodically use internal records, records maintained by A-B, records maintained by other third party vendors and historical information to estimate the physical count of kegs held by wholesalers and A-B. These estimates affect the amount recorded as equipment and refundable deposits as of the date of the consolidated financial statements. The actual liability for refundable deposits may differ from estimates. As of December 31, 2012 and 2011, our Consolidated Balance Sheets included $7.6 million and $7.1 million, respectively, in refundable deposits on kegs and $5.8 million and $5.1 million, respectively, in keg equipment, net of accumulated depreciation.

Concentrations of Risk
Financial instruments that potentially subject us to credit risk consist principally of trade accounts receivable. While wholesalers and A-B account for substantially all trade accounts receivable, this concentration risk is limited due to the number of wholesalers, their geographic dispersion and state laws regulating the financial affairs of wholesalers of alcoholic beverages.

Comprehensive Income
Comprehensive Income includes changes in the fair value of interest rate derivatives that are designated as cash flow hedges.

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

Excise Taxes
The federal government levies excise taxes on the sale of alcoholic beverages, including beer. For brewers producing less than two million barrels of beer per calendar year, the federal excise tax is $7 per barrel on the first 60,000 barrels of beer removed for consumption or sale during the calendar year, and $18 per barrel for each barrel in excess of 60,000 barrels. Individual states also impose excise taxes on alcoholic beverages in varying amounts. As presented in our Consolidated Statements of Income, Sales reflects the amounts invoiced to A-B, wholesalers and other customers. Excise taxes due to federal and state agencies are not collected from our customers, but rather are our responsibility. Net sales, as presented in our Consolidated Statements of Income, are reduced by applicable federal and state excise taxes.

Shipping and Handling Costs
Costs incurred to ship our product are included in Cost of sales in our Consolidated Statements of Income.

Advertising Expenses
Advertising costs, consisting of television, radio, print, outdoor advertising, on-line and social media, sponsorships, trade events, promotions and printed product information, as well as costs to produce these media, are expensed as incurred. The costs associated with point of sale display items and related promotional merchandise are inventoried and charged to expense when first used. For the years ended December 31, 2012, 2011 and 2010, we recognized costs for all of these activities totaling $12.4 million, $11.9 million and $9.5 million, respectively, which are reflected as Selling, general and administrative expenses in our Consolidated Statements of Income.

CRAFT BREW ALLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

Earnings per Share
Basic earnings per share is computed on the basis of the weighted average number of shares that were outstanding during the period. Diluted earnings per share include the dilutive effect of common share equivalents calculated under the treasury stock method. Performance based restricted stock grants are included in basic and diluted earnings per share when the underlying performance metrics have been met.

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

We recognize the benefits of tax return positions when it is determined that the positions are “more-likely-than-not” to be sustained by the taxing authority. Interest and penalties accrued on unrecognized tax benefits are recorded as tax expense in the period incurred. At December 31, 2012 and 2011, we did not have any unrecognized tax benefits or any interest and penalties accrued on unrecognized tax benefits.

Segment Information
Our Chief Operating Decision Maker monitors net sales and gross margins of our Beer Related operations and our Pubs operations. Beer Related operations include the brewing operations and related beer sales of our Widmer Brothers, Redhook, Kona and Omission beer brands. Pubs operations primarily include our pubs, some of which are located adjacent to our Beer Related operations. We do not track operating results beyond the gross margin level or our assets on a segment level.

CRAFT BREW ALLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

Reclassifications
Certain reclassifications have been made to the prior year’s data to conform to the current year’s presentation. None of the changes impact our previously reported consolidated Net sales, Gross profit, Operating income, Net income or Basic or diluted net income per share.

Note 3.  Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, “Intangibles – Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment,” which permits an entity to make a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. Entities are required to test indefinite-lived intangible assets for impairment at least annually and more frequently if indicators of impairment exist. If an entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it is not required to perform the quantitative impairment test for that asset. Because the qualitative assessment is optional, an entity is permitted to bypass it for any indefinite-lived intangible asset in any period and apply the quantitative test. ASU 2012-02 also permits the entity to resume performing the qualitative assessment in any subsequent period. ASU 2012-02 is effective for impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The adoption of ASU 2012-02 in the fourth quarter of 2012 did not have any effect on our financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 is effective for us on January 1, 2013.

Note 4.  Inventories

Inventories consisted of the following (in thousands):

	December 31
	2012	2011
Raw materials	$2,497	$2,778
Work in process	3,552	2,829
Finished goods	3,263	2,128
Packaging materials	544	558
Promotional merchandise	1,552	967
Pub food, beverages and supplies	341	186
	$11,749	$9,446

Work in process is beer held in fermentation tanks prior to the filtration and packaging process.

CRAFT BREW ALLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 5.  Other Current Assets

Other current assets consisted of the following (in thousands):

	December 31
	2012	2011
Deposits paid to keg lessor	$1,824	$1,518
Prepaid property taxes	200	315
Prepaid insurance	299	192
Income tax receivable	296	-
Other	1,190	791
	$3,809	$2,816

Note 6.  Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements consisted of the following (in thousands):

	December 31
	2012	2011
Brewery equipment	$87,664	$82,481
Buildings	53,236	52,729
Land and improvements	7,598	7,598
Furniture, fixtures and other equipment	7,121	6,187
Leasehold improvements	6,196	5,644
Vehicles	135	135
Construction in progress	4,546	3,104
	166,496	157,878
Less accumulated depreciation and amortization	63,644	57,153
	$102,852	$100,725

Note 7.  Sale of Equity Interest in Fulton Street Brewery, LLC (“FSB”)

On May 2, 2011, we sold our 42% interest in FSB for $16.3 million, net of transaction fees. Proceeds consisted of $15.1 million received in cash and $1.2 million placed in escrow. The escrow balance was intended to satisfy valid claims, if any, asserted by A-B during the 18 months following the closing date in connection with breaches of representations and warranties made by us in the Purchase Agreement. Of the $1.2 million escrow balance, $0.4 million had been collected as of December 31, 2011 and $0.8 million was included in accounts receivable on our Consolidated Balance Sheets at December 31, 2011, and collected during 2012. We recorded a gain of $10.4 million in 2011 associated with the sale of our equity interest in FSB.

We recognized $691,000 in 2011 for our share of FSB’s earnings through May 2, 2011 and $696,000 in 2010. The book value of our equity investment in FSB was $5.9 million as of May 2, 2011.

See Note 19 for information regarding related party transactions with FSB.

Note 8. KBC Merger

On October 1, 2010, we completed a merger (the “KBC Merger”) by acquiring all outstanding shares of Kona Brewing Co., Inc.’s (“KBC”) common stock in exchange for $6.2 million in cash and the issuance of 1,667,000 shares of our common stock with a value of $11.7 million to former KBC shareholders.

CRAFT BREW ALLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

We believe that the combined entity has been able to secure advantages beyond those that had already been achieved in our long-term strategic relationship with KBC in supporting its brand family of products. This acquisition has increased the breadth and variety of our brand offerings, creating favorable selling opportunities in additional lucrative markets.

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

Prior to the acquisition date, we accounted for our 20% equity ownership interest in Kona under the equity method of accounting. Upon completion of the business combination, we consolidated the operations of KBC. Our results of operations included net sales of $3.2 million and net income of $309,000 attributable to KBC for the period from October 1, 2010 to December 31, 2010. Net income attributable to KBC for the period includes the effect of acquisition accounting adjustments, primarily amortization of intangible assets.

CRAFT BREW ALLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

As a result of the KBC Merger, KBC became a wholly owned subsidiary and, accordingly, KBC’s results of operations are included in our consolidated results of operations from October 1, 2010. For the year ended December 31, 2010, our share of KBC’s net income prior to the KBC Merger was $146,000.

Unaudited pro forma results of operations as if the KBC Merger had occurred on January 1, 2010 are as follows (in thousands, except per share amounts):

Year Ended December 31, 2010
Net sales	$128,260
Net income	$2,181
Basic and diluted earnings per share	$0.12

Note 9.  Intangible and Other Assets

Intangible and Other Assets
Intangible and other assets and the related accumulated amortization are as follows (in thousands):

	December 31,
	2012	2011
Trademarks and domain name	$14,429	$14,429

Recipes	700	700

Distributor agreements	2,200	2,200
Accumulated amortization	(660)	(513)
	1,540	1,687

Non-compete agreements	440	540
Accumulated amortization	(198)	(210)
	242	330

Favorable contracts	31	153
Accumulated amortization	(30)	(147)
	1	6

Other	280	280
Accumulated amortization	(236)	(223)
	44	57
	16,956	17,209

Promotional merchandise	606	780
	$17,562	$17,989

Amortization expense was as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Amortization expense	$253	$292	$312

Estimated amortization expense to be recorded for the next five fiscal years and thereafter is as follows (in thousands):

2013	$249
2014	248
2015	223
2016	149
2017	149
Thereafter	809
$1,827

CRAFT BREW ALLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Note 10.  Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following (in thousands):

	December 31,
	2012	2011
Term loan, due July 1, 2018	$11,822	$12,240
Line of credit, due September 30, 2015	-	-
Promissory notes payable to related parties, all due July 1, 2015	600	600
Premium on promissory notes	298	404
Note with affiliated party, due November 15, 2014	346	519
Capital lease obligations for equipment	16	21
	13,082	13,784
Less current portion	642	596
	$12,440	$13,188

Required principal payments on outstanding debt obligations as of December 31, 2012 for the next five years and thereafter are as follows (in thousands):

	Term Loan	Promissory Notes	Note with Related Party	Capital Lease Obligations
2013	$456	$-	$181	$6
2014	486	-	165	5
2015	516	600	-	5
2016	549	-	-	1
2017	588	-	-	-
Thereafter	9,227	-	-	-
	11,822	600	346	17
Amount representing interest	-	-	-	1
	$11,822	$600	$346	$16

Term Loan and Line of Credit
We have a loan agreement (as amended, the “Loan Agreement”) with  Bank of America, N.A. (“BofA”), which is presently comprised of a $22.0 million revolving line of credit (“Line of Credit”), including provisions for cash borrowings, and up to $2.5 million notional amount of letters of credit, and a Term Loan with a current balance of $11.8 million. We may draw upon the Line of Credit for working capital and general corporate purposes.

With the May 2, 2011 receipt of $15.3 million in cash, including reimbursements, related to the sale of our interest in FSB as discussed in Note 7, we repaid the outstanding borrowings under the Line of Credit and had no borrowings outstanding under the Line of Credit at December 31, 2012 or 2011.

Under the Loan Agreement, we may select either the London Inter-Bank Offered Rate (“LIBOR”) or the Inter-Bank Offered Rate (“IBOR”) (each, a “Benchmark Rate”) as the basis for calculating interest on the outstanding principal balance of the Line of Credit. Interest accrues at an annual rate equal to the Benchmark Rate plus a marginal rate. We may select different Benchmark Rates for different tranches of borrowings under the Line of Credit. The marginal rate varies from 1.00% to 2.25% based on our funded debt ratio. At December 31, 2012, our marginal rate was 1.00%. LIBOR rates may be selected for one, two, three or six-month periods, and IBOR rates may be selected for no shorter than 14 days and no longer than six months. Accrued interest for the Line of Credit is due and payable monthly.

CRAFT BREW ALLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Under the Loan Agreement a quarterly fee on the unused portion of the Line of Credit, including the undrawn amount of the related standby letter of credit, varies from 0.15% to 0.30% based upon our funded debt ratio. At December 31, 2012, the quarterly fee was 0.15% and the fee totaled the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Loan Agreement fee	$34	$29	$29

An annual fee is payable in advance on the notional amount of each standby letter of credit issued and outstanding multiplied by an applicable rate ranging from 1.00% to 2.00%. We have had no letters of credit outstanding during 2012, 2011 or 2010.

Interest on the Term Loan accrues on the outstanding principal balance in the same manner as provided for under the Line of Credit, as established under the LIBOR one-month Benchmark Rate. The interest rate on the Term Loan was 1.21% as of December 31, 2012. Accrued interest for the Term Loan is due and payable monthly. Principal payments are due monthly in accordance with an agreed-upon schedule set forth in the Loan Agreement, with any unpaid principal balance and unpaid accrued interest due and payable on July 1, 2018.

We were in compliance with all applicable contractual financial covenants at December 31, 2012. These financial covenants under the Loan Agreement are measured on a trailing four-quarter basis. We are required to maintain a funded debt ratio of up to 3.0 to 1 and a fixed charge coverage ratio above 1.25 to 1.

The Loan Agreement is secured by substantially all of our personal property and by certain real property (“Collateral”). In addition, we are restricted in our ability to declare or pay dividends, repurchase outstanding common stock, incur additional debt or enter into any agreement that would result in a change in control.

Promissory Notes Payable to Individual Lenders
We assumed an obligation for promissory notes signed in connection with the acquisition of commercial real estate related to our Portland, Oregon brewery. These notes were separately executed with three individuals, but with substantially the same terms and conditions. Each promissory note is secured by a deed of trust on the commercial real estate. The outstanding note balance to each lender as of December 31, 2012 and 2011 was $200,000, with each note bearing a fixed interest rate of 24% per annum through June 30, 2010, after which time the rate increased to 27.8% per annum as a result of a one-time adjustment reflecting the change in the consumer price index from the date of issue, July 1, 2005, to July 1, 2010. The promissory notes are carried at the total of stated value plus a premium reflecting the difference between our incremental borrowing rate and the stated note rate. The effective interest rate for each note is 6.31%. Each note matures on the earlier of the individual lender’s death or July 1, 2015, with prepayment of principal not allowed under the notes’ terms. Interest payments are due and payable monthly.

Note with Affiliated Party
In connection with the KBC Merger, we assumed an obligation for a promissory note payable (“Related Party Note”) to a counterparty that was a significant KBC shareholder and remains a shareholder of Craft Brew Alliance, Inc. The Related Party Note is secured by the equipment comprising a photovoltaic cell generation system (“photovoltaic system”) installed at our brewery located in Kailua-Kona, Hawaii. Accrued interest on the Related Party Note is due and payable monthly at a fixed interest rate of 4.75%, with monthly loan payments of $16,129. Any unpaid principal balance and unpaid accrued interest under the Related Party Note will be due and payable on November 15, 2014. The photovoltaic system was eligible for certain federal grants and state tax credits, which were applied for but not collected prior to the closing of the KBC Merger. The proceeds collected by us associated with the applicable federal grants and state tax credits were remitted to the creditor as a reduction of principal.

CRAFT BREW ALLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

We have assessed our vulnerability to certain business and financial risks, including interest rate risk associated with our variable-rate long-term debt. To mitigate this risk, we entered into a five-year interest rate swap contract with BofA with a total notional value of $8.9 million as of December 31, 2012 to hedge the variability of interest payments associated with our variable-rate borrowings under our Term Loan with BofA. Through this swap agreement, we pay interest at a fixed rate of 4.48% and receive interest at a floating-rate of the one-month LIBOR, which was 0.21% at December 31, 2012. Since the interest rate swap hedges the variability of interest payments on variable rate debt with similar terms, it qualifies for cash flow hedge accounting treatment. As of December 31, 2012, unrealized net losses of $219,000 were recorded in Accumulated other comprehensive loss as a result of this hedge. The effective portion of the gain or loss on the derivative is reclassified into Interest expense in the same period during which we record Interest expense associated with the Term Loan. There was no hedge ineffectiveness recognized during 2012, 2011 or 2010.

The interest rate swap contract is secured by substantially all of our personal property and by the real properties located at 924 North Russell Street, Portland, Oregon and 14300 NE 145th Street, Woodinville, Washington (“collateral”) under the Loan Agreement with BofA.

The effect of our interest rate swap contracts that are accounted for as derivative instruments on our Consolidated Statements of Income for 2012, 2011 and 2010 was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in Accumulated OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)

Year Ended December 31,
2012	$353	Interest expense	$387
2011	$277	Interest expense	$400
2010	$(81)	Interest expense	$410

Derivatives Not in Cash Flow Hedging Relationships
Year Ended December 31,	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
2012	N/A	$-
2011	N/A	$-
2010	Interest and other income, net	$73

Note 12.  Fair Value Measurements

Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;
•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and
•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

CRAFT BREW ALLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial liabilities that are recorded at fair value on a recurring basis (in thousands):

Fair Value at December 31, 2012	Level 1	Level 2	Level 3	Total
Derivative financial instrument	$-	$219	$-	$219

Fair Value at December 31, 2011
Derivative financial instrument	$-	$572	$-	$572

The fair value of our interest rate swap is based on quarterly statements from the issuing bank. There were no changes to our valuation techniques during 2012, 2011 or 2010.

We believe the carrying amounts of Cash, Accounts receivable, Accounts payable and Other accrued expenses are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

We had fixed-rate debt outstanding as follows (in thousands):

	December 31,
	2012	2011
Fixed-rate debt on balance sheet	$1,260	$1,544
Fair value of fixed-rate debt	$1,275	$1,615

We have fixed-rate debt and calculate the estimated fair value of our fixed-rate debt using a discounted cash flow methodology. Using estimated current interest rates based on a similar risk profile and duration (Level 2), the fixed cash flows are discounted and summed to compute the fair value of the debt.

Note 13.  Segment Results and Concentrations

Net sales, gross profit and gross margin by segment were as follows (dollars in thousands):

2012	Beer Related	Pubs	Total
Net sales	$145,670	$23,617	$169,287
Gross profit	$46,341	$3,685	$50,026
Gross margin	31.8%	15.6%	29.6%

2011
Net sales	$127,376	$21,821	$149,197
Gross profit	$41,626	$3,560	$45,186
Gross margin	32.7%	16.3%	30.3%

2010
Net sales	$119,389	$12,342	$131,731
Gross profit	$31,797	$1,870	$33,667
Gross margin	26.6%	15.2%	25.6%

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

CRAFT BREW ALLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Sales to wholesalers through the A-B Distributor Agreement represented the following percentage of our Sales:

Year Ended December 31,
2012	2011	2010
81.1%	80.8%	81.1%

Receivables from A-B represented the following percentage of our Accounts receivable balance:

December 31
2012	2011
60.6%	62.4%

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

With the approval of the 2010 Stock Incentive Plan (the “2010 Plan”) in May 2010, no further grants of stock-based awards may be made under our 2002 Stock Option Plan (the “2002 Plan”) or our 2007 Stock Incentive Plan (the “2007 Plan”); however, the provisions of these plans will remain in effect until all outstanding options are terminated or exercised.

2010 Stock Incentive Plan
The 2010 Plan provides for grants of stock options, restricted stock, restricted stock units, performance awards and stock appreciation rights. While incentive stock options may only be granted to employees, awards other than incentive stock options may be granted to employees and non-employee directors. Options granted to our employees generally vest over a five-year period. Vested options are generally exercisable for ten years from the date of grant. A maximum of 750,000 shares of common stock are authorized for issuance under the 2010 Plan. As of December 31, 2012, there were 325,157 shares available for future awards pursuant to the 2010 Plan, assuming all 172,395 shares subject to performance vesting vest at the end of the respective performance periods.

2007 Stock Incentive Plan
Under our 2007 Plan, stock options and restricted stock were granted to our employees and restricted stock grants were awarded to our directors. Options granted to our employees pursuant to the 2007 Plan generally vest over a five-year period. Vested options are generally exercisable for ten years from the date of grant.

2002 Stock Option Plan
Our 2002 Plan provided for the grant of non-qualified stock options and incentive stock options to employees and non-qualified stock options to non-employee directors and independent consultants or advisors, subject to certain limitations. Options granted to our employees generally vest over either a four-year or five-year period while options granted to our directors generally became exercisable within three months following the grant date. Vested options are generally exercisable for ten years from the date of grant.

CRAFT BREW ALLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Stock-Based Compensation Expense
Certain information regarding our stock-based compensation was as follows (in thousands, except per share amounts):

Year Ended December 31,	2012	2011	2010
Weighted average per share fair value of stock options granted	$4.84	$5.99	$2.68
Intrinsic value of stock options exercised	40	60	252
Intrinsic value of fully-vested stock awards granted	366	243	61

Stock-based compensation expense was recognized in our Consolidated Statements of Income as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Selling, general and administrative expense	$547	$467	$99

We amortize stock-based compensation on a straight-line basis over the vesting period of the individual awards, which is the requisite service period, with estimated forfeitures considered.

At December 31, 2012, we had total unrecognized stock-based compensation expense of $1.2 million, which will be recognized over the weighted average remaining vesting period of 3.2 years.

The following weighted average assumptions were utilized in determining fair value pursuant to the Black-Scholes option pricing model:

Year Ended December 31,	2012	2011	2010
Risk-free interest rate	1.46%	2.84%	2.64% - 3.86%
Dividend yield	0.0%	0.0%	0.0%
Expected life	8.15 years	7.5 years	10 years
Volatility	60.39%	62.10%	62.54%

The risk-free rate used is based on the U.S. Treasury yield curve over the estimated term of the options granted. Expected lives were estimated based on historical exercise data. The expected volatility is calculated based on the historical volatility of our common stock.

Stock-Based Awards Plan Activity

Stock Option Activity
Stock option activity for the year ended December 31, 2012 was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2011	252,240	$4.30
Granted	123,525	7.62
Exercised	(6,500)	2.02
Forfeited	(600)	2.02
Outstanding at December 31, 2012	368,665	5.46

Certain information regarding options outstanding as of December 31, 2012 was as follows:

	Options Outstanding	Options Exercisable
Number	368,665	111,328
Weighted average exercise price	$5.46	$3.49
Aggregate intrinsic value	$664,000	$366,000
Weighted average remaining contractual term	7.8 years	6.2 years

CRAFT BREW ALLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Performance-Based Stock Grants
During the second quarter of each of 2012 and 2011, we granted performance-based stock awards covering 104,865 shares and 67,530 shares, respectively, of our common stock to selected executives with vesting contingent upon meeting various company-wide performance goals. The performance goals are tied to target amounts of adjusted EBITDA and net sales for the three fiscal years ending December 31, 2014 and 2013. The awards earned on the 2012 grant will range from zero to one hundred twenty five percent of the targeted number of performance shares for the performance period ending March 31, 2015. The awards earned on the 2011 grant will range from zero to one hundred percent of the targeted number of performance shares for the performance period ending March 31, 2014. Awards, if earned, will be paid in shares of common stock.

Stock Grants
Beginning with the 2011 Annual Meeting of Shareholders, each non-employee director receives an annual grant of shares of our common stock with a fair value of $25,000 upon election at the Annual Meeting of Shareholders. Accordingly, on May 14, 2012, our Board of Directors approved an annual grant of 3,277 shares of fully-vested common stock to each of our seven non-employee directors for a total of 22,939 shares of our common stock.

Note 15.  Earnings per Share, Basic and Diluted

The following table reconciles shares used for basic and diluted EPS and provides certain other information (in thousands):

	Year Ended December 31,
	2012	2011	2010
Weighted average common shares for basic EPS	18,862	18,834	17,523
Dilutive effect of stock-based awards	72	97	45
Shares used for diluted EPS	18,934	18,931	17,568

Stock-based awards not included in diluted per share calculations as they would be antidilutive	124	7	82

Note 16.  Income Taxes

The components of income tax expense were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current	$493	$1,016	$18
Deferred	1,458	5,025	1,082
	$1,951	$6,041	$1,100

Income tax expense differs from the amount computed by applying the statutory federal income tax rate to income before income taxes as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Provision at U.S. statutory rate	$1,522	$5,335	$947
State taxes, net of federal benefit	148	567	119
Permanent differences, primarily meals and entertainment	232	266	213
Merger expenses and true up of merger treatment	-	-	135
Tax credits	(104)	(127)	(214)
Increase to deferred tax liability tax rate	153	-	-
Release of valuation allowance	-	-	(100)
	$1,951	$6,041	$1,100

CRAFT BREW ALLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets
Net operating losses and alternative minimum tax credit carryforwards	$711	$2,059
Accrued salaries and severance	988	975
Other	828	766
	2,527	3,800

Deferred tax liabilities
Property, equipment and leasehold improvements	(11,843)	(11,369)
Intangible assets	(6,422)	(6,450)
Equity investments	-	(251)
Other	(168)	(46)
	(18,433)	(18,116)
	$(15,906)	$(14,316)

As of December 31, 2012, included in our net operating losses and alternative minimum tax credit carryforwards of $0.7 million are the following (in thousands):

State NOLs, tax effected	$73

Federal and state alternative minimum tax credit carryforwards	$609
Federal insurance contributions act (“FICA”) credit carryforwards, tax effected	$29

During 2012, the portion of the net operating loss attributable to stock option exercises was utilized. This utilization resulted in a credit to shareholders’ equity of $379,000.

Among other factors, in assessing the realizability of our deferred tax assets, we consider future taxable income expected to be generated by the projected differences between financial statement depreciation and tax depreciation, cumulative earnings generated to date and other evidence available to us. Based upon this consideration, we assessed that all of our deferred taxes are more likely than not to be realized, and, as such, we have not recorded a valuation allowance as of December 31, 2012 or 2011. During 2010, we released our remaining valuation allowance of $100,000, which was recorded as an offset to our tax provision.

There were no unrecognized tax benefits as of December 31, 2012 or 2011 and we do not anticipate significant changes to our unrecognized tax benefits within the next twelve months.

Our major tax jurisdictions include U.S. federal and various U.S. states. Tax years that remain open for examination by the IRS include the years from 2009 through 2012. Tax years remaining open in states where we have a significant presence range from 2008 to 2012. In addition, tax years from 1997 to 2004 and 2008 are eligible for examination by the IRS and state tax jurisdictions due to our utilization of the NOLs generated in these tax years in our tax returns.

Note 17.  Employee Benefit Plans

We sponsor a defined contribution 401(k) plan for all employees 18 years or older. Employee contributions may be made on a before-tax basis, limited by IRS regulations. For the years ended December 31, 2012, 2011 and 2010, we matched 50 percent of the employee’s contributions up to 6% of eligible compensation. Eligibility for the matching contribution in all years began after the participant had worked a minimum of three months. Our matching contributions to the plan vest ratably over five years of service by the employee. We recognized expense associated with matching contributions as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
401(k) expense	$705	$687	$428

CRAFT BREW ALLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

Minimum aggregate future lease payments under non-cancelable operating leases as of December 31, 2012 are as follows (in thousands):

2013	$1,303
2014	1,006
2015	983
2016	866
2017	759
Thereafter	11,824
$16,741

Rent expense under all operating leases, including short-term rentals as well as cancelable and noncancelable operating leases was as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Rent expense	$2,665	$2,759	$2,356

We sub-lease corporate office space to an unrelated party pursuant to a 5-year lease that began in February 2011. The lessee also leased this space pursuant to a previous lease agreement in 2010 and 2009. The lessee may renew the lease for two additional five-year periods. We recognized rental income related to the sublease, which was recorded as an offset to rent expense in our Consolidated Statements of Income, as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Rental income	$254	$242	$193

Future minimum lease rentals pursuant to this agreement as of December 31, 2012 are as follows (in thousands):

2013	$261
2014	269
2015	277
2016	23
2017	-
Thereafter	-
$830

CRAFT BREW ALLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

We lease our headquarters office space, restaurant and storage facilities located in Portland, land and certain equipment from two limited liability companies, both of whose members include our current Board Chair and a nonexecutive officer. Lease payments to these lessors were as follows (in thousands) and are included in the Rent expense under all operating leases above:

Year Ended December 31,
2012	2011	2010
$125	$122	$124

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

We hold lease and sublease obligations for certain office space and the land underlying the brewery and pub location in Kona, Hawaii, with a company whose owners include a shareholder who owns more than 5% of our common stock and a nonexecutive officer. The sublease contracts expire on various dates through 2020, with an extension at our option for two five-year periods. Lease payments to this lessor were as follows (in thousands) and are included in the Rent expense under all operating leases above:

Year Ended December 31,
2012	2011	2010
$402	$360	$41

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

In certain cases, we have executed agreements with selected vendors to source our requirements for specific malt varieties for the years ending December 31, 2013, 2014, 2015 and 2016; however, either the quantity to be delivered or the full price for the commodity has not been established at the present time. To the extent the commitment is not measurable or has not been fixed, that portion of the commitment has been excluded from the table below.

We have entered into multi-year sponsorship and promotional commitments with certain professional sports teams and entertainment companies. Generally, in exchange for our sponsorship consideration, we post signage and provide other promotional materials at the site or the event. In certain instances, we are granted an exclusive right to provide the craft beer products at the site or event. The terms of these sponsorship commitments expire at various dates through May 31, 2016.

CRAFT BREW ALLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Aggregate payments under purchase and sponsorship commitments as of December 31, 2012 are as follows (in thousands):

	Purchase Obligations	Sponsorship Obligations	Total
2013	$16,331	$2,241	$18,572
2014	2,201	1,260	3,461
2015	1,609	319	1,928
2016	584	169	753
2017	33	-	33
Thereafter	-	-	-
	$20,758	$3,989	$24,747

Note 19.  Related-Party Transactions

As of both December 31, 2012 and 2011, A-B owned approximately 32.2% of our outstanding common stock.

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

CRAFT BREW ALLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Other Transactions with A-B

Other transactions with A-B consisted of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Gross sales to A-B	$149,492	$132,914	$119,885
Margin fee paid to A-B, classified as a reduction of Sales	1,864	2,777	5,589
Sales to FSB through a contract brewing arrangement, classified in Sales(1)	3,083	2,863	28
Sales to FSB pursuant to termination agreement discussed below	838	-	-
Handling, inventory management, royalty and other fees paid to A-B, classified in Cost of sales	449	490	607
Amounts received from A-B for lost keg fees and forfeited deposits, included as a reduction of Property, equipment and leasehold improvements, net	122	267	364

(1)	We owned 42% of FSB prior to it becoming a wholly owned subsidiary of A-B in May 2011 and, accordingly, transactions with FSB are considered to be related party transactions in all periods.

Effective September 1, 2012, in the best interest of both parties, we mutually agreed with FSB to end our contract brewing arrangement. Under the termination agreement, we phased out production of FSB branded beers through November 2012 utilizing remaining inventory on-hand. In consideration, FSB will pay us $70,000 per month through September 2013.

Amounts due to or from A-B were as follows (in thousands):

	December 31
	2012	2011
Amounts due from A-B related to beer sales pursuant to the A-B Distributor Agreement	$6,369	$8,310
Amounts due from FSB related to beer sales pursuant to a contract brewing arrangement	260	585
Amounts due from FSB related to termination agreement	630	-
Refundable deposits due to A-B	(2,472)	(1,746)
Amounts due to A-B for services rendered	(1,974)	(2,482)
Net amount due from A-B	$2,813	$4,667

KBC
Prior to the KBC Merger in October 2010, KBC was a related party. For the year ended December 31, 2010, we had the following related party transactions with KBC (in thousands):

Year Ended December 31,
2010
Alternating proprietorship fees related to leasing the Oregon Brewery to KBC, recorded as a component of Sales	$4,814
Fees for selling raw materials and packaging products to KBC, recorded as a component of Sales	$5,032
Rent charged to KBC for use of kegs for products distributed in Hawaii, recorded as an offset to Cost of sales	$97

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Changes in Internal Control Over Financial Reporting
During the fourth quarter of 2012, no changes in our internal control over financial reporting were identified in connection with the evaluation required by Exchange Act Rule 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Moss Adams LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2012, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Craft Brew Alliance, Inc.

We have audited Craft Brew Alliance, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Craft Brew Alliance, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Craft Brew Alliance, Inc. as of December 31, 2012 and 2011, and the consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012, and our report dated March 12, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ Moss Adams LLP

Seattle, Washington
March 12, 2013

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is contained in part in our definitive proxy statement for our 2013 Annual Meeting of Shareholders to be held on May 22, 2013 (the “2013 Proxy Statement”) under the captions “Board of Directors,” “Board of Directors - Audit Committee,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and the information contained therein is incorporated herein by reference.

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

Information required by this Item is contained in our 2013 Proxy Statement under the captions “Executive Compensation,” “Director Compensation” and “Board of Directors - Compensation Committee” and the information contained therein is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans
The following is a summary as of December 31, 2012 of all of our plans that provide for the issuance of equity securities as compensation. See Note 14 of Notes to Consolidated Financial Statements for additional information.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	368,665	$5.46	325,157

Equity compensation plans not approved by shareholders(2)	-	-	-
Total	368,665	$5.46	325,157

The remaining information required by this Item is contained in our 2013 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and the information contained therein is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is contained in our 2013 Proxy Statement under the captions “Related Person Transactions” and “Board of Directors – Director Independence” and the information contained therein is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is contained in our 2013 Proxy Statement under the caption “Proposal No. 2 — Ratification of Appointment of Independent Registered Public Accounting Firm” and the information contained therein is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement SchedulesFinancial Statements and Schedules

Exhibits
Exhibits are listed in the Exhibit Index that appears immediately following the signature page of this report and is incorporated herein by reference, and are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Portland, Oregon, on March 12, 2013.

Craft Brew Alliance, Inc.

By:	/s/ Joseph K. O’Brien
Joseph K. O’Brien
Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 12, 2013.

Signature	Title

/s/ Terry E. Michaelson	Chief Executive Officer
Terry E. Michaelson	(Principal Executive Officer)

/s/ Mark D. Moreland	Chief Financial Officer and Treasurer
Mark D. Moreland	(Principal Financial Officer)

/s/ Joseph K. O’Brien	Controller
Joseph K. O’Brien	(Principal Accounting Officer)

*	Chairman of the Board and Director
Kurt R. Widmer

*	Director
Timothy P. Boyle

*	Director
Marc J. Cramer

*	Director
E. Donald Johnson, Jr.

*	Director
Kevin R. Kelly

*	Director
Thomas D. Larson

*	Director
David R. Lord

*	Director
John D. Rogers, Jr.

*By:	/s/ Mark D. Moreland
Mark D. Moreland,
as attorney in fact

EXHIBIT INDEX

Exhibit Number	Description
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
3.1
Restated Articles of Incorporation of the Registrant, dated January 2, 2012 (incorporated by reference from Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011)

3.2
Amended and Restated Bylaws of the Registrant, dated December 1, 2010 (incorporated by reference from Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on April 1, 2011)

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

10.14*	Letter of Agreement between the Registrant and Martin J. Wall, IV dated March 29, 2010 (incorporated by reference from Exhibit 10.17 to the Registrant’s Form 10-K for the year ended December 31, 2009)
10.15*	Separation Agreement between the Registrant and Martin J. Wall, IV dated February 1, 2013

10.16*	Letter of Agreement between the Registrant and Kurt Widmer dated May 26, 2010 (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2010)
10.17*	Letter of Agreement between the Registrant and Robert Widmer dated May 26, 2010 (incorporated by reference from Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2010)
10.18*	Letter of Agreement between the Registrant and Andrew J. Thomas, dated June 1, 2011 (incorporated by reference from Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2011)
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

10.23*	Summary of Compensation Arrangements for Non-Employee Directors
10.24*	Summary of Annual Cash Incentive Bonus Plan for Executive Officers
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

10.32	Amendment to A-B Master Distributor Agreement dated May 11, 2012 (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2012)
10.33	Registration Rights Agreement dated as of July 1, 2004 between the Registrant and A-B (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 2, 2004)
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
10.38
Sublease dated as of September 1, 2010 between Manini Holdings, LLC and Kona Brewing Co., Inc. (incorporated by reference from Exhibit 10.41 to the Registrant’s Form 10-K for the year ended December 31, 2010)

10.39†
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

21.1	Subsidiaries of the Registrant (incorporated by reference from Exhibit 21.1 to the Registrant’s Form 10-K for the year ended December 31, 2010 filed on April 1, 2011)
23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney – Directors of Craft Brew Alliance, Inc.
31.1	Certification of Chief Executive Officer of Craft Brew Alliance, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of Craft Brew Alliance, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Form 10-K for the year ended December 31, 2012 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press Release dated March 12, 2013
99.2	Description of Common Stock
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes a management contract or a compensatory plan or arrangement.
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