Form 10-Q
period 2013-03-31
CRAFT BREW ALLIANCE, INC.
filed 2013-05-08
CIK 892222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2013

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

The number of shares of the registrant’s common stock outstanding as of April 30, 2013 was 18,911,081.

CRAFT BREW ALLIANCE, INC.

Index

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2013	2012

Assets
Current assets:
Cash	$1,725	$5,013
Accounts receivable, net	10,948	10,512
Inventories	13,998	11,749
Deferred income tax asset, net	1,336	1,250
Other current assets	4,107	3,809
Total current assets	32,114	32,333

Property, equipment and leasehold improvements, net	103,272	102,852
Goodwill	12,917	12,917
Intangible and other assets, net	17,481	17,562
Total assets	$165,784	$165,664

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$16,120	$12,255
Accrued salaries, wages and payroll taxes	4,095	5,267
Refundable deposits	8,203	7,896
Other accrued expenses	1,103	1,066
Current portion of long-term debt and capital lease obligations	645	642
Total current liabilities	30,166	27,126

Long-term debt and capital lease obligations, net of current portion	12,246	12,440
Fair value of derivative financial instruments	127	219
Deferred income tax liability, net	16,048	17,156
Other liabilities	538	528
Total liabilities	59,125	57,469

Commitments and contingencies

Common shareholders' equity:
Common stock, $0.005 par value. Authorized 50,000,000 shares; issued and outstanding 18,911,081 and 18,874,256	95	94
Additional paid-in capital	136,210	136,030
Accumulated other comprehensive loss	(78)	(135)
Accumulated deficit	(29,568)	(27,794)
Total common shareholders' equity	106,659	108,195
Total liabilities and common shareholders' equity	$165,784	$165,664

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012

Sales	$39,381	$41,612
Less excise taxes	2,772	3,113
Net sales	36,609	38,499
Cost of sales	27,666	26,792
Gross profit	8,943	11,707
Selling, general and administrative expenses	11,760	10,373
Operating income (loss)	(2,817)	1,334
Interest expense	(156)	(166)
Interest and other income (expense), net	(23)	5
Income (loss) before income taxes	(2,996)	1,173
Income tax provision (benefit)	(1,222)	475
Net income (loss)	$(1,774)	$698

Basic and diluted net income (loss) per share	$(0.09)	$0.04

Shares used in basic per share calculations	18,884	18,845

Shares used in diluted per share calculations	18,884	18,911

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	For the Three Months Ended March 31,
	2013	2012

Net income (loss)	$(1,774)	$698
Unrealized gains on derivative hedge transactions, net of tax	57	46
Comprehensive income (loss)	$(1,717)	$744

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2013	2012

Cash flows from operating activities:
Net income (loss)	$(1,774)	$698
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,953	1,845
Deferred income taxes	(1,230)	411
Stock-based compensation	102	134
Other	144	(235)
Changes in operating assets and liabilities:
Accounts receivable, net	(436)	2,317
Inventories	(2,368)	(2,737)
Other current assets	(297)	(300)
Accounts payable and other accrued expenses	3,352	3,135
Accrued salaries, wages and payroll taxes	(1,172)	(527)
Refundable deposits	409	(134)
Net cash (used in) provided by operating activities	(1,317)	4,607

Cash flows from investing activities:
Expenditures for property, equipment and leasehold improvements	(1,902)	(1,798)
Proceeds from sale of property, equipment and leasehold improvements	-	29
Net cash used in investing activities	(1,902)	(1,769)

Cash flows from financing activities:
Principal payments on debt and capital lease obligations	(163)	(148)
Proceeds from issuances of common stock	94	-
Net cash used in financing activities	(69)	(148)

Increase (decrease) in cash	(3,288)	2,690

Cash:
Beginning of period	5,013	795
End of period	$1,725	$3,485

Supplemental disclosure of cash flow information:
Cash paid for interest	$182	$193
Cash paid for income taxes, net	2	374

Supplemental disclosure of non-cash information:
Purchases of Property, equipment and leasehold improvements included in Accounts payable	$540	$-

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation

The accompanying consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Annual Report”). These consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements are unaudited but, in the opinion of management, reflect all material adjustments necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods presented. All such adjustments were of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results of operations for the full year.

Note 2.	Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. The adoption of ASU 2013-02 effective January 1, 2013 did not have any effect on our financial position, results of operations or cash flows.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment,” which permits an entity to make a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. Entities are required to test indefinite-lived intangible assets for impairment at least annually and more frequently if indicators of impairment exist. If an entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it is not required to perform the quantitative impairment test for that asset. Because the qualitative assessment is optional, an entity is permitted to bypass it for any indefinite-lived intangible asset in any period and apply the quantitative test. ASU 2012-02 also permits the entity to resume performing the qualitative assessment in any subsequent period. ASU 2012-02 was effective for impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption was permitted. The adoption of ASU 2012-02 in January 2013 did not have any effect on our financial position, results of operations or cash flows.

Note 3.	Cash

Under our cash management system, we utilize a controlled disbursement account to fund cash distribution checks presented for payment by the holder. Checks issued but not yet presented to banks may result in overdraft balances for accounting purposes. As of March 31, 2013, and December 31, 2012, bank overdrafts of $2.1 million and $1.1 million, respectively, were included in Accounts payable on our Consolidated Balance Sheets. Changes in book overdrafts from period to period are reported in the Consolidated Statement of Cash Flows as a component of operating activities within Accounts payable and other accrued expenses.

Index

Note 4.	Inventories

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

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2013	2012
Raw materials	$3,437	$2,497
Work in process	3,412	3,552
Finished goods	4,650	3,263
Packaging materials	477	544
Promotional merchandise	1,731	1,552
Pub food, beverages and supplies	291	341
	$13,998	$11,749

Work in process is beer held in fermentation tanks prior to the filtration and packaging process.

Note 5.	Related Party Transactions

Note Payable
In connection with our merger with Kona Brewing Company in 2010 (the “KBC Merger”), we assumed an obligation for a promissory note payable (“Related Party Note”) to a counterparty that was a significant KBC shareholder and remains a shareholder of Craft Brew Alliance, Inc. The Related Party Note is secured by the equipment comprising a photovoltaic cell generation system (“photovoltaic system”) installed at our brewery located in Kailua-Kona, Hawaii. Accrued interest on the Related Party Note is due and payable monthly at a fixed interest rate of 4.75%, with monthly loan payments of $16,129. Any unpaid principal balance and unpaid accrued interest under the Related Party Note will be due and payable on November 15, 2014. The balance on the Related Party Note was $302,000 and $346,000 as of March 31, 2013 and December 31, 2012, respectively.

Transactions with Anheuser-Busch, LLC (“A-B”)
Transactions with A-B consisted of the following (in thousands):

	Three Months Ended March 31,
	2013	2012
Gross sales to A-B	$32,266	$33,606
Margin fee paid to A-B, classified as a reduction of Sales	404	453
Sales to Fulton Street Brewery, LLC (“FSB”), through a contract brewing arrangement, classified in Sales(1)	-	1,378
Handling, inventory management, royalty and other fees paid to A-B, classified in Cost of sales	100	114
Amounts received from A-B for lost keg fees and forfeited deposits, included as a reduction of Property, equipment and leasehold improvements, net	-	4

(1)	FSB is a wholly-owned subsidiary of A-B.

Effective September 1, 2012, in the best interest of both parties, we mutually agreed with FSB to end our contract brewing arrangement. Under the termination agreement, we phased out production of FSB branded beers through November 2012 utilizing remaining inventory on-hand. In consideration, FSB is paying us $70,000 per month through September 2013.

Index

Amounts due to or from A-B were as follows (in thousands):

	March 31, 2013	December 31, 2012
Amounts due from A-B related to beer sales pursuant to the A-B distributor agreement	$6,847	$6,369
Amounts due from FSB related to beer sales pursuant to a contract brewing arrangement	140	260
Amounts due from FSB related to termination agreement	420	630
Refundable deposits due to A-B	(2,627)	(2,472)
Amounts due to A-B for services rendered	(2,008)	(1,974)
Net amount due from A-B	$2,772	$2,813

Operating Leases
We lease our headquarters office space, restaurant and storage facilities located in Portland, Oregon, as well as the land and certain equipment, from two limited liability companies, both of whose members include our current Board Chair and a nonexecutive officer. Lease payments to these lessors were as follows (in thousands):

Three Months Ended March 31,
2013	2012
$32	$31

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

Three Months Ended March 31,
2013	2012
$106	$99

Note 6.	Derivative Financial Instruments

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

We have assessed our vulnerability to certain business and financial risks, including interest rate risk associated with our variable-rate long-term debt. To mitigate this risk, we entered into a five-year interest rate swap contract with Bank of America, N.A. (“BofA”) with a total notional value of $8.8 million as of March 31, 2013 to hedge the variability of interest payments associated with our variable-rate borrowings under our Term Loan with BofA. Through this swap agreement, we pay interest at a fixed rate of 4.48% and receive interest at a floating-rate of the one-month LIBOR, which was 0.20% at March 31, 2013. Since the interest rate swap hedges the variability of interest payments on variable rate debt with similar terms, it qualifies for cash flow hedge accounting treatment. As of March 31, 2013, unrealized net losses of $127,000 were recorded in Accumulated other comprehensive loss as a result of this hedge. The effective portion of the gain or loss on the derivative is reclassified into Interest expense in the same period during which we record Interest expense associated with the Term Loan. There was no hedge ineffectiveness recognized during the first quarter of 2013 or 2012.

Index

The interest rate swap contract is secured by substantially all of our personal property and by the real properties located at 924 North Russell Street, Portland, Oregon and 14300 NE 145th Street, Woodinville, Washington (“collateral”) under the Loan Agreement with BofA.

The fair value of our derivative instrument is as follows (in thousands):

Fair Value of Liability Derivative
	March 31, 2013	December 31, 2012
Fair value of derivative financial instrument	$127	$219

The effect of our interest rate swap contract that is accounted for as a derivative instrument on our Consolidated Statements of Operations for the three-month periods ended March 31, 2013 and 2012 was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in Accumulated OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)

Three Months Ended March 31,
2013	$92	Interest expense	$94
2012	$74	Interest expense	$96

See also Note 7.

Note 7.	Fair Value Measurements

Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;
•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and
•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial liability that is recorded at fair value on a recurring basis (in thousands):

Fair Value at March 31, 2013	Level 1	Level 2	Level 3	Total
Derivative financial instrument	$-	$127	$-	$127

Fair Value at December 31, 2012
Derivative financial instrument	$-	$219	$-	$219

The fair value of our interest rate swap is based on quarterly statements from the issuing bank. There were no changes to our valuation techniques during the three months ended March 31, 2013 or 2012.

We believe the carrying amounts of Cash, Accounts receivable, Accounts payable and Other accrued expenses are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

Index

We had fixed rate debt outstanding as follows (in thousands):

	March 31, 2013	December 31, 2012
Fixed-rate debt on balance sheet	$1,187	$1,260
Fair value of fixed-rate debt	$1,242	$1,275

We calculate the estimated fair value of our fixed-rate debt using a discounted cash flow methodology. Using estimated current interest rates based on a similar risk profile and duration (Level 2), the fixed cash flows are discounted and summed to compute the fair value of the debt.

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

Net sales, gross profit and gross margin by segment were as follows (dollars in thousands):

Three Months Ended March 31,
2013	Beer Related	Pubs	Total
Net sales	$31,250	$5,359	$36,609
Gross profit	$8,326	$617	$8,943
Gross margin	26.6%	11.5%	24.4%

2012
Net sales	$33,113	$5,386	$38,499
Gross profit	$10,914	$793	$11,707
Gross margin	33.0%	14.7%	30.4%

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

Sales to wholesalers through the A-B Distributor Agreement represented the following percentage of our Sales:

Three Months Ended March 31,
2013	2012
80.9%	79.7%

Receivables from A-B represented the following percentage of our Accounts receivable balance:

March 31, 2013	December 31, 2012
62.5%	60.6%

Index

Note 9.	Significant Stock-Based Plan Activity and Stock-Based Compensation

Stock-Based Compensation Expense
Total stock-based compensation expense, recognized as a component of Selling, general and administrative expense on our Consolidated Statements of Operations, was as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Stock-based compensation expense	$102	$134

At March 31, 2013, we had total unrecognized stock-based compensation expense of $1.0 million, which will be recognized over the weighted average remaining vesting period of 3.0 years.

Note 10.	Earnings (Loss) Per Share

The following table reconciles shares used for basic and diluted earnings (loss) per share (“EPS”) and provides certain other information (in thousands):

	Three Months Ended March 31,
	2013	2012
Weighted average common shares used for basic EPS	18,884	18,845
Dilutive effect of stock-based awards	-	66
Shares used for diluted EPS	18,884	18,911

Stock-based awards not included in diluted per share calculations as they would be antidilutive	214	25

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q includes forward-looking statements. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “may,” “plan” and similar expressions or their negatives identify forward-looking statements, which generally are not historical in nature. These statements are based upon assumptions and projections that we believe are reasonable, but are by their nature inherently uncertain. Many possible events or factors could affect the Company’s future financial results and performance, and could cause actual results or performance to differ materially from those expressed, including those risks and uncertainties described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Annual Report”), and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”). Caution should be taken not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein, as well as the audited Consolidated Financial Statements and Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2012 Annual Report. The discussion and analysis includes period-to-period comparisons of our financial results. Although period-to-period comparisons may be helpful in understanding our financial results, we believe that they should not be relied upon as an accurate indicator of future performance.

Index

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

We distribute our beers to retailers through independent wholesalers that are aligned with the Anheuser-Busch, LLC (“A-B”) network. These sales are made pursuant to a Master Distributor Agreement (the “A-B Distributor Agreement”) with A-B. Our agreement with A-B initially allowed us to establish relationships nationwide with these wholesalers. As a result of this distribution arrangement, we believe that, under alcohol beverage laws in a majority of states, these wholesalers own the exclusive right to distribute our beers in their respective markets if the A-B Distributor Agreement expires or is terminated. Redhook and Widmer Brothers beers are distributed in all 50 states and Kona beers are distributed in 36 states. Omission Beer recently became available nationally and we continue to expand into new markets in both the U.S. and internationally. Separate from our A-B wholesalers, we maintain an independent sales and marketing organization with resources across the key functions of brand management, field marketing, field sales, and national retail sales.

We operate in two segments: Beer Related operations and Pubs. Beer Related operations include the brewing and sale of craft beers from our five breweries, both domestically and internationally. Pubs operations primarily include our five pubs, four of which are located adjacent to our Beer Related operations, other merchandise sales, and sales of our beers directly to customers.

Following is a summary of our financial results:

Three Months Ended March 31,	Net Sales	Net Income (Loss)	Number of Barrels Sold
2013	$36.6 million	$(1.8) million	155,700
2012	$38.5 million	$0.7 million	169,900

Index

Results of Operations

The following table sets forth, for the periods indicated, certain information from our Consolidated Statements of Operations expressed as a percentage of net sales(1):

	Three Months Ended March 31,
	2013	2012
Sales	107.6%	108.1%
Less excise tax	7.6	8.1
Net sales	100.0	100.0
Cost of sales	75.6	69.6
Gross profit	24.4	30.4
Selling, general and administrative expenses	32.1	26.9
Operating income (loss)	(7.7)	3.5
Interest expense	(0.4)	(0.4)
Interest and other income (expense), net	(0.1)	-
Income (loss) before income taxes	(8.2)	3.0
Income tax provision (benefit)	(3.3)	1.2
Net income (loss)	(4.8)%	1.8%

(1)	Percentages may not add due to rounding.

Segment Information
Net sales, gross profit and gross margin information by segment was as follows (dollars in thousands):

	Three Months Ended March 31,
2013	Beer Related	Pubs	Total
Net sales	$31,250	$5,359	$36,609
Gross profit	$8,326	$617	$8,943
Gross margin	26.6%	11.5%	24.4%

2012
Net sales	$33,113	$5,386	$38,499
Gross profit	$10,914	$793	$11,707
Gross margin	33.0%	14.7%	30.4%

Sales by Category
The following tables set forth a comparison of sales by category (dollars in thousands):

	Three Months Ended March 31,		Dollar
Sales by Category	2013	2012	Change	% Change
A-B and A-B related	$31,862	$33,153	$(1,291)	(3.9)%
Contract brewing and beer related(1)	2,160	3,073	(913)	(29.7)%
Excise taxes	(2,772)	(3,113)	341	(11.0)%
Net beer related sales	31,250	33,113	(1,863)	(5.6)%
Pubs(2)	5,359	5,386	(27)	(0.5)%
Net sales	$36,609	$38,499	$(1,890)	(4.9)%

(1)	Beer related includes international beer sales.
(2)	Pubs sales include sales of promotional merchandise and sales of beer directly to customers.

Index

Shipments by Category
Shipments by category were as follows (in barrels):

Three Months Ended March 31,	2013 Shipments	2012 Shipments	Barrel Change	% Change	Change in Depletions(1)
A-B and A-B related	144,800	150,300	(5,500)	(3.7)%	5%
Contract brewing and beer related(2)	8,500	17,200	(8,700)	(50.6)%
Pubs	2,400	2,400	-	-
Total	155,700	169,900	(14,200)	(8.4)%

(1)	Change in depletions reflects the year-over-year change in barrel volume sales of beer by wholesalers to retailers.
(2)	Contract brewing and beer related includes international shipments of our beers.

The decrease in sales to A-B and A-B related in the three-month period ended March 31, 2013 compared to the same period of 2012 was primarily due to lower shipments. The lower shipments are a result of optimizing our supply chain processes, including brewing, to more closely align with the seasonality of our beer sales.

The decrease in contract brewing and beer related sales in the three-month period ended March 31, 2013 compared to the same period of 2012 was primarily due to a $1.4 million decrease in contract brewing sales to FSB as a result of the mutually-agreed upon termination of our contract brewing agreement with FSB effective September 1, 2012. Pursuant to this agreement, we phased out production of FSB branded beers by the end of November 2012 utilizing remaining inventory on-hand. In consideration, FSB is paying us $70,000 per month through September 2013.

Pubs sales was unchanged in the three-month period ended March 31, 2013 compared to the same period of 2012. This was a result of our Kona Pubs in Hawaii experiencing increased sales as a result of higher guest counts in the three-month period ended March 31, 2013 compared to the same period of 2012, offset by lower sales at our Redhook Pub in Woodinville, Washington as a result of a temporary closure for a full remodel of that location. The Redhook Pub in Woodinville, Washington is expected to re-open by the end of May 2013.

The decrease in excise taxes in the three-month period ended March 31, 2013 compared to the same period of 2012 was due to the decrease in shipments.

Shipments by Brand
The following table sets forth a comparison of shipments by brand (in barrels):

Three Months Ended March 31,	2013 Shipments	2012 Shipments	Increase (Decrease)	% Change	Change in Depletions
Kona	51,800	48,400	3,400	7.0%	23%
Widmer Brothers	51,400	60,500	(9,100)	(15.0)%	(9)%
Redhook	45,000	44,400	600	1.4%	6%
Total(1)	148,200	153,300	(5,100)	(3.3)%	5%

(1)	Total shipments by brand include international shipments and exclude shipments produced under our contract brewing arrangements.

The increase in our Kona brand shipments in the three-month period ended March 31, 2013 compared to the same period of 2012 was primarily due to the introduction of our Big Wave Golden Ale, previously available only in Hawaii, on the mainland during the third quarter of 2012, as well as expansion into certain Midwest states at the beginning of 2013.

Index

The decrease in our Widmer Brothers brand shipments in the three-month period ended March 31, 2013 compared to the same period of 2012 was primarily due to sales declines for our Hefeweizen beer, which is experiencing pressure from large, multi-national wheat beer competitors, particularly in draft in California. The decreases were partially offset by the increase in shipments of our Omission brand family, which is included in the Widmer Brothers shipments.

The increase in our Redhook brand shipments in the three-month period ended March 31, 2013 compared to the same period of 2012 was primarily the result of launching our new Audible Ale, a craft beer developed in partnership with Dan Patrick, at the Super Bowl in February 2013.

For each of the brand families discussed above, shipments lagged depletions as a result of optimizing our supply chain processes, including brewing, to more closely align with the seasonality of our beer sales, as noted above.

Shipments by Package
The following table sets forth a comparison of our shipments by package, excluding private label shipments produced under our contract brewing arrangements (in barrels):

Three Months	2013		2012
Ended March 31,	Shipments	% of Total	Shipments	% of Total
Draft	47,300	31.9%	53,600	35.0%
Packaged	100,900	68.1%	99,700	65.0%
Total	148,200	100.0%	153,300	100.0%

The shift in package mix from draft to packaged in the three-month period ended March 31, 2013 compared to the same period of 2012 was primarily the result of the increase in volumes on our Kona packaged beer and lower volumes on our Hefeweizen draft beer. On-premise draft beer sales are also pressured by increased competition across the industry as a result of both the entry of large, multi-national brewers into the craft beer segment and the significant increase in small, local breweries nationally.

Cost of Sales
Cost of sales includes purchased raw materials, direct labor, overhead and shipping costs.

Information regarding cost of sales was as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar
	2013	2012	Change	% Change
Beer Related	$22,924	$22,199	$725	3.3%
Pubs	4,742	4,593	149	3.2%
Total	$27,666	$26,792	$874	3.3%

The increase in Beer Related cost of sales in the three-month period ended March 31, 2013 compared to the same period of 2012 was primarily due to low capacity utilization in the current quarter. During the quarter, we brewed significantly less beer than last year which resulted in lower overhead absorption. The lower brewing volume was a result of optimizing our supply chain processes to more closely align with the seasonality of our beer sales. The cost increase was also driven by the mix shift from draft to packaged product as the per barrel equivalent cost of packaged is more than draft and higher distribution costs. These increases were partially offset by the decrease in shipments discussed above.

Pubs cost of sales in the three-month period ended March 31, 2013 compared to the same period of 2012 increased slightly primarily due to increases across various categories, including labor, food, merchandise, rent and administrative costs.

Index

Capacity utilization is calculated by dividing total shipments by the approximate working capacity and was as follows:

	Three Months Ended March 31,
	2013	2012
Capacity utilization	57.9%	75.5%

During 2012, we increased the combined capacity of our production breweries from approximately 900,000 barrels per year to approximately 1,075,000 barrels per year.

Gross Profit
Information regarding gross profit was as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar
	2013	2012	Change	% Change
Beer Related	$8,326	$10,914	$(2,588)	(23.7)%
Pubs	617	793	(176)	(22.2)%
Total	$8,943	$11,707	$(2,764)	(23.6)%

Gross profit as a percentage of net sales, or gross margin, was as follows:

	Three Months Ended March 31,
	2013	2012
Beer Related	26.6%	33.0%
Pubs	11.5%	14.7%
Overall	24.4%	30.4%

The decrease in gross profit in the three-month period ended March 31, 2013 compared to the same period of 2012 was due to the decrease in shipment volumes discussed above, as well as a decline in our overall gross margin rates. The decline in the Beer Related gross margin rate was primarily due to lower capacity utilization contributing to lower overhead absorption. The decline in the Pubs gross margin rate was primarily due to flat Pubs sales combined with the slight increase in material and labor costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) include compensation and related expenses for our sales and marketing activities, management, legal and other professional and administrative support functions.

Information regarding SG&A was as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar
	2013	2012	Change	% Change
	$11,760	$10,373	$1,387	13.4%
As a % of net sales	32.1%	26.9%

The increase in SG&A for the three-month period ended March 31, 2013 compared to the same period of 2012 was primarily due to an increase in: (a) employee related costs, which includes severance due to a reorganization in our commercial operations group and additional staffing; (b) professional fees, which includes additional costs related to international sales; and (c) media and other promotional activities, which includes advertising and sponsorships. SG&A increased as a percentage of net sales in the three-month period ended March 31, 2013 compared to the same period of 2012 primarily due to changes in the year-over-year timing of expenditures.

Index

Interest Expense
Information regarding interest expense was as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar
	2013	2012	Change	% Change
Three Months	$156	$166	$(10)	(6.0)%

	Three Months Ended March 31,
	2013	2012
Average debt outstanding	$13,000	$13,700
Average interest rate	1.91%	2.03%

The decrease in interest expense in the three-month period ended March 31, 2013 compared to the same period of 2012 was due to lower average outstanding borrowings and lower average interest rates.

Income Tax Provision
Our effective income tax rate was 40.8% for the first three months of 2013 and 40.5% in the first three months of 2012. The effective income tax rates reflect the impact of non-deductible expenses, primarily state and local taxes, meals and entertainment expenses and tax credits.

Liquidity and Capital Resources

We have required capital primarily for the construction and development of our production breweries, to support our expansion and growth plans and to fund our working capital needs. Historically, we have financed our capital requirements through cash flows from operations, bank borrowings and the sale of common and preferred stock. We anticipate meeting our obligations for the twelve months beginning April 1, 2013 primarily from cash flows generated from operations. In addition, we may borrow under our line of credit facility as the need arises. Capital resources available to us at March 31, 2013 included $1.7 million of Cash and $22 million available under our line of credit facility.

We had $1.9 million of working capital and our debt as a percentage of total capitalization (total debt and common shareholders’ equity) was 10.8% at March 31, 2013.

A summary of our cash flow information was as follows (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Cash flows (used in) provided by operating activities	$(1,317)	$4,607
Cash flows used in investing activities	(1,902)	(1,769)
Cash flows used in financing activities	(69)	(148)
Increase (decrease) in cash	$(3,288)	$2,690

Cash used in operating activities of $1.3 million in the first quarter of 2013 resulted from our Net loss of $1.8 million, net non-cash expenses of $1.0 million and changes in our operating assets and liabilities as discussed in more detail below.

Accounts receivable, net, increased $0.4 million to $10.9 million at March 31, 2013 compared to $10.5 million at December 31, 2012. This increase was primarily due to a $0.5 million increase in our receivable from A-B, which totaled $6.8 million at March 31, 2013. Historically, we have not had collection problems related to our accounts receivable.

Inventories increased $2.3 million to $14.0 million at March 31, 2013 compared to $11.7 million at December 31, 2012, primarily to support an expected increase in shipment volume in the quarter ending June 30, 2013.

Index

Accounts payable increased $3.8 million to $16.1 million at March 31, 2013 compared to $12.3 million at December 31, 2012, primarily due to increased inventory purchases to support our expected increased level of sales.

As of March 31, 2013, we had the following net operating loss carryforwards (“NOLs”) and federal credit carry forwards available to offset payment of future income taxes:

•	federal NOLs of $2.5 million, or $0.8 million tax effected;
•	state NOLs of $174,000, tax-effected;
•	federal alternative minimum tax (“AMT”) credit carry forwards of $609,000; and
•	federal insurance contributions act (“FICA”) credit carry forwards of $71,000, tax-effected.

We anticipate that we will utilize the remaining NOLs and federal credit carry forwards in the near future and, accordingly, once utilized, we will be required to satisfy all of our income tax obligations with cash.

Capital expenditures of $2.4 million in the first quarter of 2013 were primarily directed to Pubs remodeling and beer production capacity and efficiency improvements. As of March 31, 2013 we had $540,000 of the $2.4 million of expenditures recorded in Accounts payable on our Consolidated Balance Sheets. We anticipate capital expenditures of approximately $11 million to $13 million for all of 2013 primarily for capacity and efficiency improvements, quality initiatives and restaurant and retail.

We have a loan agreement (as amended, the “Loan Agreement”) with Bank of America, N.A., which is presently comprised of a $22.0 million revolving line of credit (“Line of Credit”), including provisions for cash borrowings and up to $2.5 million notional amount of letters of credit, and a $11.7 million term loan (“Term Loan”). We may draw upon the Line of Credit for working capital and general corporate purposes. At March 31, 2013, we had no borrowings outstanding under the Line of Credit and we were in compliance with the financial covenants associated with the Loan Agreement.

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

Our critical accounting policies, as described in our 2012 Annual Report, relate to goodwill, indefinite-lived intangible assets, long-lived assets, refundable deposits on kegs, revenue recognition and deferred taxes. There have been no changes to our critical accounting policies since December 31, 2012.

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

There have been no material changes in our reported market risks and risk management policies since the filing of our 2012 Annual Report on Form 10-K, which was filed with the SEC on March 12, 2013.

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

Changes in Internal Control Over Financial Reporting
During the first quarter of 2013, no changes in our internal control over financial reporting were identified in connection with the evaluation required by Exchange Act Rule 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II -  OTHER INFORMATION

Item 1A.	Risk Factors

There have been no changes in our reported risk factors and no new risk factors have been identified since the filing of our 2012 Annual Report on Form 10-K, which was filed with the SEC on March 12, 2013.

Item 6.	Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

31.1	Certification of Chief Executive Officer of Craft Brew Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer of Craft Brew Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
99.1	Press Release dated May 8, 2013
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

CRAFT BREW ALLIANCE, INC.

May 8, 2013	BY:	/s/ Joseph K. O’Brien
Joseph K. O’Brien
Controller and Chief Accounting Officer