Form 10-Q
period 2013-06-30
CRAFT BREW ALLIANCE, INC.
filed 2013-08-07
CIK 892222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2013

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

The number of shares of the registrant’s common stock outstanding as of July 30, 2013 was 18,937,241.

CRAFT BREW ALLIANCE, INC.

Index
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2013	2012

Assets
Current assets:
Cash	$3,886	$5,013
Accounts receivable, net	11,381	10,512
Inventories	14,780	11,749
Deferred income tax asset, net	1,672	1,250
Other current assets	3,617	3,809
Total current assets	35,336	32,333

Property, equipment and leasehold improvements, net	105,328	102,852
Goodwill	12,917	12,917
Intangible and other assets, net	17,305	17,562
Total assets	$170,886	$165,664

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$16,871	$12,255
Accrued salaries, wages and payroll taxes	5,427	5,267
Refundable deposits	8,875	7,896
Other accrued expenses	1,176	1,066
Current portion of long-term debt and capital lease obligations	661	642
Total current liabilities	33,010	27,126

Long-term debt and capital lease obligations, net of current portion	12,049	12,440
Fair value of derivative financial instruments	29	219
Deferred income tax liability, net	17,175	17,156
Other liabilities	553	528
Total liabilities	62,816	57,469

Commitments and contingencies

Common shareholders' equity:
Common stock, $0.005 par value. Authorized 50,000,000 shares;issued and outstanding 18,937,241 and 18,874,256	95	94
Additional paid-in capital	136,466	136,030
Accumulated other comprehensive loss	(18)	(135)
Accumulated deficit	(28,473)	(27,794)
Total common shareholders' equity	108,070	108,195
Total liabilities and common shareholders' equity	$170,886	$165,664

The accompanying notes are an integral part of these financial statements.

Index
CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Sales	$52,710	$47,558	$92,091	$89,170
Less excise taxes	3,703	3,294	6,475	6,407
Net sales	49,007	44,264	85,616	82,763
Cost of sales	34,043	30,926	61,709	57,718
Gross profit	14,964	13,338	23,907	25,045
Selling, general and administrative expenses	12,950	12,222	24,710	22,595
Operating income (loss)	2,014	1,116	(803)	2,450
Interest expense	(156)	(165)	(312)	(331)
Interest and other income (expense), net	6	(11)	(17)	(6)
Income (loss) before income taxes	1,864	940	(1,132)	2,113
Income tax provision (benefit)	769	381	(453)	856
Net income (loss)	$1,095	$559	(679)	$1,257

Basic and diluted net income (loss) per share	$0.06	$0.03	$(0.04)	$0.07

Shares used in basic per share calculations	18,926	18,857	$18,905	18,851

Shares used in diluted per share calculations	18,992	18,931	18,905	18,921

The accompanying notes are an integral part of these financial statements.

Index
CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Net income (loss)	$1,095	$559	$(679)	$1,257
Unrealized gains on derivative hedge transactions, net of tax	60	58	117	104
Comprehensive income (loss)	$1,155	$617	$(562)	$1,361

The accompanying notes are an integral part of these financial statements.

Index
CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2013	2012

Cash flows from operating activities:
Net income (loss)	$(679)	$1,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,991	3,761
Deferred income taxes	(475)	701
Stock-based compensation	348	311
Other	290	(235)
Changes in operating assets and liabilities:
Accounts receivable, net	(868)	1,614
Inventories	(3,111)	(1,454)
Other current assets	191	(420)
Accounts payable and other accrued expenses	3,959	2,753
Accrued salaries, wages and payroll taxes	159	355
Refundable deposits	583	413
Net cash provided by operating activities	4,388	9,056

Cash flows from investing activities:
Expenditures for property, equipment and leasehold improvements	(5,313)	(4,578)
Proceeds from sale of property, equipment and leasehold improvements	-	37
Proceeds from the sale of Fulton Street Brewery, LLC	-	418
Net cash used in investing activities	(5,313)	(4,123)

Cash flows from financing activities:
Principal payments on debt and capital lease obligations	(316)	(296)
Proceeds from issuances of common stock	114	3
Net cash used in financing activities	(202)	(293)

Increase (decrease) in cash	(1,127)	4,640

Cash:
Beginning of period	5,013	795
End of period	$3,886	$5,435

Supplemental disclosure of cash flow information:
Cash paid for interest	$372	$386
Cash paid for income taxes, net	20	453

Supplemental disclosure of non-cash information:
Purchases of Property, equipment and leasehold improvements included in Accounts payable	$753	$-

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

Under our cash management system, we utilize a controlled disbursement account to fund cash distribution checks presented for payment by the holder. Checks issued but not yet presented to banks may result in overdraft balances for accounting purposes. As of June 30, 2013, and December 31, 2012, bank overdrafts of $1.3 million and $1.1 million, respectively, were included in Accounts payable on our Consolidated Balance Sheets. Changes in book overdrafts from period to period are reported in the Consolidated Statement of Cash Flows as a component of operating activities within Accounts payable and Other accrued expenses.

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

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
Raw materials	$3,282	$2,497
Work in process	3,340	3,552
Finished goods	5,152	3,263
Packaging materials	647	544
Promotional merchandise	2,037	1,552
Pub food, beverages and supplies	322	341
	$14,780	$11,749

Work in process is beer held in fermentation tanks prior to the filtration and packaging process.

Note 5.	Related Party Transactions

Note Payable
In connection with our merger with Kona Brewing Company in 2010 (the “KBC Merger”), we assumed an obligation for a promissory note payable (“Related Party Note”) to a counterparty that was a significant KBC shareholder and remains a shareholder of Craft Brew Alliance, Inc. The Related Party Note is secured by the equipment comprising a photovoltaic cell generation system (“photovoltaic system”) installed at our brewery located in Kailua-Kona, Hawaii. Accrued interest on the Related Party Note is due and payable monthly at a fixed interest rate of 4.75%, with monthly loan payments of $16,129. Any unpaid principal balance and unpaid accrued interest under the Related Party Note will be due and payable on November 15, 2014. The balance on the Related Party Note was $257,000 and $346,000 as of June 30, 2013 and December 31, 2012, respectively.

Transactions with Anheuser-Busch, LLC (“A-B”)
Transactions with A-B consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Gross sales to A-B	$44,861	$39,342	$77,127	$72,948
Margin fee paid to A-B, classified as a reduction of Sales	517	482	921	935
Sales to Fulton Street Brewery, LLC (“FSB”), through a contract brewing arrangement, classified in Sales(1)	-	1,107	-	2,485
Handling, inventory management, royalty and other fees paid to A-B, classified in Cost of sales	111	116	211	230
Amounts received from A-B for lost keg fees and forfeited deposits, included as a reduction of Property, equipment and leasehold improvements, net	-	28	-	32

(1)	FSB is a wholly-owned subsidiary of A-B.

Index
Effective September 1, 2012, in the best interest of both parties, we mutually agreed with FSB to end our contract brewing arrangement. Under the termination agreement, we phased out production of FSB branded beers through November 2012 utilizing remaining inventory on-hand. In consideration, FSB is paying us $70,000 per month through September 2013.

Amounts due to or from A-B were as follows (in thousands):

	June 30, 2013	December 31, 2012
Amounts due from A-B related to beer sales pursuant to the A-B distributor agreement	$7,754	$6,369
Amounts due from FSB related to beer sales pursuant to a contract brewing arrangement	-	260
Amounts due from FSB related to termination agreement	210	630
Refundable deposits due to A-B	(2,659)	(2,472)
Amounts due to A-B for services rendered	(2,163)	(1,974)
Net amount due from A-B	$3,142	$2,813

Operating Leases
We lease our headquarters office space, restaurant and storage facilities located in Portland, Oregon, as well as the land and certain equipment, from two limited liability companies, both of whose members include our current Board Chair and a nonexecutive officer. Lease payments to these lessors were as follows (in thousands):

Three Months Ended June 30,		Six Months Ended June 30,
2013	2012	2013	2012
$32	$31	$64	$62

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

Three Months Ended June 30,		Six Months Ended June 30,
2013	2012	2013	2012
$105	$100	$211	$199

Note 6.	Derivative Financial Instruments

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

We have assessed our vulnerability to certain business and financial risks, including interest rate risk associated with our variable-rate long-term debt. To mitigate this risk, we entered into a five-year interest rate swap contract with Bank of America, N.A. (“BofA”) with a total notional value of $8.7 million as of June 30, 2013 to hedge the variability of interest payments associated with our variable-rate borrowings under our Term Loan with BofA. Through this swap agreement, we pay interest at a fixed rate of 4.48% and receive interest at a floating-rate of the one-month LIBOR, which was 0.19% at June 30, 2013. Since the interest rate swap hedges the variability of interest payments on variable rate debt with similar terms, it qualifies for cash flow hedge accounting treatment. As of June 30, 2013, unrealized net losses of $29,000 were recorded in Accumulated other comprehensive loss as a result of this hedge, which expired on July 1, 2013. The effective portion of the gain or loss on the derivative is reclassified into Interest expense in the same period during which we record Interest expense associated with the Term Loan. There was no hedge ineffectiveness recognized during the first six months of 2013 or 2012.

Index
The interest rate swap contract is secured by substantially all of our personal property and by the real properties located at 924 North Russell Street, Portland, Oregon and 14300 NE 145th Street, Woodinville, Washington (“collateral”) under the Loan Agreement with BofA.

The fair value of our derivative instrument is as follows (in thousands):

Fair Value of Liability Derivative
	June 30, 2013	December 31, 2012
Fair value of derivative financial instrument	$29	$219

The effect of our interest rate swap contract that is accounted for as a derivative instrument on our Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2013 and 2012 was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in Accumulated OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)

Three Months Ended June 30,
2013	$98	Interest expense	$94
2012	$93	Interest expense	$97

Six Months Ended June 30,
2013	$190	Interest expense	$188
2012	$167	Interest expense	$193

See also Note 7.

Note 7.	Fair Value Measurements

Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;
•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and
•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial liability that is recorded at fair value on a recurring basis (in thousands):

Fair Value at June 30, 2013	Level 1	Level 2	Level 3	Total
Derivative financial instrument	$-	$29	$-	$29

Fair Value at December 31, 2012
Derivative financial instrument	$-	$219	$-	$219

The fair value of our interest rate swap is based on quarterly statements from the issuing bank. There were no changes to our valuation techniques during the six months ended June 30, 2013 or 2012.

Index
We believe the carrying amounts of Cash, Accounts receivable, Accounts payable and Other accrued expenses are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

We had fixed rate debt outstanding as follows (in thousands):

	June 30, 2013	December 31, 2012
Fixed-rate debt on balance sheet	$1,113	$1,260
Fair value of fixed-rate debt	$1,148	$1,275

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

Net sales, gross profit and gross margin by segment were as follows (dollars in thousands):

Three Months Ended June 30,
2013	Beer Related	Pubs	Total
Net sales	$42,997	$6,010	$49,007
Gross profit	$14,292	$672	$14,964
Gross margin	33.2%	11.2%	30.5%

2012
Net sales	$38,371	$5,893	$44,264
Gross profit	$12,444	$894	$13,338
Gross margin	32.4%	15.2%	30.1%

Six Months Ended June 30,
2013	Beer Related	Pubs	Total
Net sales	$74,247	$11,369	$85,616
Gross profit	$22,618	$1,289	$23,907
Gross margin	30.5%	11.3%	27.9%

2012
Net sales	$71,484	$11,279	$82,763
Gross profit	$23,358	$1,687	$25,045
Gross margin	32.7%	15.0%	30.3%

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

Index
Sales to wholesalers through the A-B Distributor Agreement represented the following percentage of our Sales:

Three Months Ended June 30,		Six Months Ended June 30,
2013	2012	2013	2012
84.1%	81.7%	82.8%	80.8%

Receivables from A-B represented the following percentage of our Accounts receivable balance:

June 30, 2013	December 31, 2012
68.1%	60.6%

Note 9.                  Significant Stock-Based Plan Activity and Stock-Based Compensation

Stock-Based Compensation Expense
Total stock-based compensation expense, recognized as a component of Selling, general and administrative expense on our Consolidated Statements of Operations, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock-based compensation expense	$246	$177	$348	$311

At June 30, 2013, we had total unrecognized stock-based compensation expense of $1.9 million, which will be recognized over the weighted average remaining vesting period of 3.1 years.

Note 10.	Earnings (Loss) Per Share

The following table reconciles shares used for basic and diluted earnings (loss) per share (“EPS”) and provides certain other information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted average common shares used for basic EPS	18,926	18,857	18,905	18,851
Dilutive effect of stock-based awards	66	74	-	70
Shares used for diluted EPS	18,992	18,931	18,905	18,921

Stock-based awards not included in diluted per share calculations as they would be antidilutive	38	109	249	78

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

Index
We operate in two segments: Beer Related operations and Pubs. Beer Related operations include the brewing and sale of craft beers from our five breweries, both domestically and internationally. Pubs operations primarily include our five pubs, four of which are located adjacent to our Beer Related operations, other merchandise sales, and sales of our beers directly to customers.

Following is a summary of our financial results:

Six Months Ended June 30,	Net Sales	Net Income (Loss)	Number of Barrels Sold
2013	$85.6 million	$(0.7) million	362,900
2012	$82.8 million	$1.3 million	360,400

Results of Operations

The following table sets forth, for the periods indicated, certain information from our Consolidated Statements of Operations expressed as a percentage of net sales(1):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Sales	107.6%	107.4%	107.6%	107.7%
Less excise tax	(7.6)	(7.4)	(7.6)	(7.7)
Net sales	100.0	100.0	100.0	100.0
Cost of sales	69.5	69.9	72.1	69.7
Gross profit	30.5	30.1	27.9	30.3
Selling, general and administrative expenses	26.4	27.6	28.9	27.3
Operating income (loss)	4.1	2.5	(0.9)	3.0
Interest expense	(0.3)	(0.4)	(0.4)	(0.4)
Interest and other income (expense), net	-	-	-	-
Income (loss) before income taxes	3.8	2.1	(1.3)	2.6
Income tax provision (benefit)	1.6	0.9	(0.5)	1.0
Net income (loss)	2.2%	1.3%	(0.8)%	1.5%

 (1)  Percentages may not add due to rounding.

Index
Segment Information
Net sales, gross profit and gross margin information by segment was as follows (dollars in thousands):

	Three Months Ended June 30,
2013	Beer Related	Pubs	Total
Net sales	$42,997	$6,010	$49,007
Gross profit	$14,292	$672	$14,964
Gross margin	33.2%	11.2%	30.5%

2012
Net sales	$38,371	$5,893	$44,264
Gross profit	$12,444	$894	$13,338
Gross margin	32.4%	15.2%	30.1%

	Six Months Ended June 30,
2013	Beer Related	Pubs	Total
Net sales	$74,247	$11,369	$85,616
Gross profit	$22,618	$1,289	$23,907
Gross margin	30.5%	11.3%	27.9%

2012
Net sales	$71,484	$11,279	$82,763
Gross profit	$23,358	$1,687	$25,045
Gross margin	32.7%	15.0%	30.3%

Sales by Category
The following tables set forth a comparison of sales by category (dollars in thousands):

	Three Months Ended June 30,		Dollar
Sales by Category	2013	2012	Change	% Change
A-B and A-B related	$44,344	$38,860	$5,484	14.1%
Contract brewing and beer related(1)	2,356	2,805	(449)	(16.0)%
Excise taxes	(3,703)	(3,294)	(409)	12.4%
Net beer related sales	42,997	38,371	4,626	12.1%
Pubs(2)	6,010	5,893	117	2.0%
Net sales	$49,007	$44,264	$4,743	10.7%

	Six Months Ended June 30,		Dollar
Sales by Category	2013	2012	Change	% Change
A-B and A-B related	$76,206	$72,013	$4,193	5.8%
Contract brewing and beer related(1)	4,516	5,878	(1,362)	(23.2)%
Excise taxes	(6,475)	(6,407)	(68)	1.1%
Net beer related sales	74,247	71,484	2,763	3.9%
Pubs(2)	11,369	11,279	90	0.8%
Net sales	$85,616	$82,763	$2,853	3.4%

(1)	Beer related includes international beer sales.
(2)	Pubs sales include sales of promotional merchandise and sales of beer directly to customers.

Index
Shipments by Category
Shipments by category were as follows (in barrels):

Three Months Ended June 30,	2013 Shipments	2012 Shipments	Barrel Change	% Change	Change in Depletions(1)
A-B and A-B related	194,900	172,300	22,600	13.1%	12%
Contract brewing and beer related(2)	9,300	15,300	(6,000)	(39.2)%
Pubs	3,000	2,900	100	3.4%
Total	207,200	190,500	16,700	8.8%

Six Months Ended June 30,	2013 Shipments	2012 Shipments	Barrel Change	% Change	Change in Depletions(1)
A-B and A-B related	339,700	322,600	17,100	5.3%	9%
Contract brewing and beer related(2)	17,800	32,500	(14,700)	(45.2)%
Pubs	5,400	5,300	100	1.9%
Total	362,900	360,400	2,500	0.7%

(1)	Change in depletions reflects the year-over-year change in barrel volume sales of beer by wholesalers to retailers.
(2)	Contract brewing and beer related includes international shipments of our beers.

The increases in sales to A-B and A-B related in the three and six-month periods ended June 30, 2013 compared to the same periods of 2012 were primarily due to increases in shipments, a shift in package mix towards bottle, which has a higher selling price per barrel than draft, and the increase of our revenue per barrel as we trend towards higher-end beers.

The decreases in contract brewing and beer related sales in the three and six-month periods ended June 30, 2013 compared to the same periods of 2012 were primarily due to a $1.1 million and $2.5 million decrease, respectively, in contract brewing sales to FSB as a result of the mutually-agreed upon termination of our contract brewing agreement with FSB effective September 1, 2012. Pursuant to this agreement, we phased out production of FSB branded beers by the end of November 2012 utilizing remaining inventory on-hand. In consideration, FSB is paying us $70,000 per month through September 2013.

Pubs sales were relatively unchanged in the three and six-month periods ended June 30, 2013 compared to the same periods of 2012. This was a result of our Kona Pubs in Hawaii experiencing increased sales as a result of higher guest counts in the three and six-month periods ended June 30, 2013 compared to the same periods of 2012, offset by lower sales at our Redhook Pub in Woodinville, Washington as a result of a twelve-week closure for a full remodel of that location. The Redhook Pub in Woodinville, Washington re-opened at the end of May 2013.

The increases in excise taxes in the three and six-month periods ended June 30, 2013 compared to the same periods of 2012 were due to the increases in shipments.

Index
Shipments by Brand
The following table sets forth a comparison of shipments by brand (in barrels):

Three Months Ended June 30,	2013 Shipments	2012 Shipments	Increase (Decrease)	% Change	Change in Depletions
Kona	74,500	59,400	15,100	25.4%	23%
Widmer Brothers	68,600	67,200	1,400	2.1%	1%
Redhook	56,600	49,400	7,200	14.6%	14%
Total(1)	199,700	176,000	23,700	13.5%	12%

Six Months Ended June 30,	2013 Shipments	2012 Shipments	Increase (Decrease)	% Change	Change in Depletions
Kona	126,300	107,800	18,500	17.2%	23%
Widmer Brothers	120,000	127,700	(7,700)	(6.0)%	(4)%
Redhook	101,600	93,800	7,800	8.3%	10%
Total(1)	347,900	329,300	18,600	5.6%	9%

(1)	Total shipments by brand include international shipments and exclude shipments produced under our contract brewing arrangements.

The increases in our Kona brand shipments in the three and six-month periods ended June 30, 2013 compared to the same periods of 2012 were primarily due to the introduction on the mainland of our Big Wave Golden Ale during the third quarter of 2012, as well as expansion of sales of our Kona brands into certain Midwest states at the beginning of 2013, which also contributed to the continued sales growth of our Longboard Lager.

The increase in our Widmer Brothers brand shipments in the three‑month period ended June 30, 2013 compared to the same period of 2012 was primarily due to the increase in shipments of our Omission brand family, partially offset by the sales decline for our Hefeweizen beer, which is experiencing pressure from large, multi-national wheat beer competitors, particularly in draft in California. The decrease in our Widmer Brothers brand shipments in the six‑month period ended June 30, 2013 compared to the same period of 2012 was primarily due to sales declines of Hefeweizen, partially offset by the increase in shipments of Omission.

The increases in our Redhook brand shipments in the three and six-month periods ended June 30, 2013 compared to the same period of 2012 were primarily the result of launching our new Audible Ale, a craft beer developed in partnership with Dan Patrick, at the Super Bowl in February 2013, as well as further penetration into existing markets, particularly by our Long Hammer IPA.

For each of the brand families discussed above, shipments lagged depletions for the six‑month period ended June 30, 2013 as a result of optimizing our supply chain processes, including brewing, during the three‑month period ended March 31, 2013 to more closely align with the seasonality of our beer sales.

Index
Shipments by Package
The following table sets forth a comparison of our shipments by package, excluding private label shipments produced under our contract brewing arrangements (in barrels):

	2013		2012
Three Months Ended June 30,	Shipments	% of Total	Shipments	% of Total
Draft	55,100	27.6%	55,800	31.7%
Packaged	144,600	72.4%	120,200	68.3%
Total	199,700	100.0%	176,000	100.0%

	2013		2012
Six Months Ended June 30,	Shipments	% of Total	Shipments	% of Total
Draft	102,400	29.4%	109,400	33.2%
Packaged	245,500	70.6%	219,900	66.8%
Total	347,900	100.0%	329,300	100.0%

The shift in package mix from draft to packaged in the three and six-month periods ended June 30, 2013 compared to the same periods of 2012 were primarily the result of the increases in volumes on our Kona and Redhook packaged beers and lower volumes on our Hefeweizen draft beer. Increased competition across the industry as a result of both the entry of large, multi-national brewers into the craft beer segment and the significant increase in small, local breweries nationally, is putting pressure on on-premise draft sales.

Cost of Sales
Cost of sales includes purchased raw materials, direct labor, overhead and shipping costs.

Information regarding cost of sales was as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar
	2013	2012	Change	% Change
Beer Related	$28,705	$25,927	$2,778	10.7%
Pubs	5,338	4,999	339	6.8%
Total	$34,043	$30,926	$3,117	10.1%

	Six Months Ended June 30,		Dollar
	2013	2012	Change	% Change
Beer Related	$51,629	$48,126	$3,503	7.3%
Pubs	10,080	9,592	488	5.1%
Total	$61,709	$57,718	$3,991	6.9%

The increase in Beer Related cost of sales in the three‑month period ended June 30, 2013 compared to the same period of 2012 was primarily due to the increase in shipments discussed above as well as the mix shift from draft to packaged product as the per barrel equivalent cost of packaged is higher than draft. These increases were partially offset by the benefit of the increased efficiencies of our breweries, which were primarily the result of optimizing our supply chain processes during the first three months of 2013, including brewing, to more closely align with the seasonality of our beer sales. The increase in the six‑month period ended June 30, 2013 compared to the same period of 2012 was primarily due to the mix shift from draft to packaged product, lower year‑to‑date efficiencies, higher merchandise costs and increased distribution rates.

Pubs cost of sales increased in the three and six-month periods ended June 30, 2013 compared to the same periods of 2012 primarily due to cost increases across various categories, including labor, food, merchandise, rent and administrative costs.

Index
Capacity utilization is calculated by dividing total shipments by approximate working capacity and was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Capacity utilization	77.1%	84.7%	67.5%	80.1%

During 2012, we increased the combined capacity of our production breweries from approximately 900,000 barrels per year to approximately 1,075,000 barrels per year.

Gross Profit
Information regarding gross profit was as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar
	2013	2012	Change	% Change
Beer Related	$14,292	$12,444	$1,848	14.9%
Pubs	672	894	(222)	(24.8)%
Total	$14,964	$13,338	$1,626	12.2%

	Six Months Ended June 30,		Dollar
	2013	2012	Change	% Change
Beer Related	$22,618	$23,358	$(740)	(3.2)%
Pubs	1,289	1,687	(398)	(23.6)%
Total	$23,907	$25,045	$(1,138)	(4.5)%

Gross profit as a percentage of net sales, or gross margin, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Beer Related	33.2%	32.4%	30.5%	32.7%
Pubs	11.2%	15.2%	11.3%	15.0%
Total	30.5%	30.1%	27.9%	30.3%

The increase in gross profit in the three‑month period ended June 30, 2013 compared to the same period of 2012 was due to the increase in shipment volumes and the improved efficiencies of our breweries discussed above. The increase was partially offset by the decline in our Pubs gross profit as a result of higher Pubs costs.

The decrease in gross profit in the six‑month period ended June 30, 2013 compared to the same period of 2012 was due to the lower year‑to‑date efficiencies of our breweries and increased rate of our distribution costs. The decline in our Pubs gross profit, as discussed above, also contributed to the decline. The decreases were partially offset by the increase in our revenue per barrel as we trend towards higher-end beers.

The increase in the Beer Related gross margin rate in the three‑month period ended June 30, 2013 compared to the same period of 2012 was due to the improved efficiencies of our breweries, as discussed above, as well as the improved revenue per barrel of beer shipped. The decline in the Beer Related gross margin rate in the six‑month period ended June 30, 2013 compared to the same period of 2012 was primarily due to a decline in brewery efficiency and higher distribution costs per barrel, partially offset by the improved revenue per barrel of beer shipped. The declines in the Pubs gross margin rates in the three and six‑month periods ended June 30, 2013 were primarily due to relatively flat Pubs sales combined with increases in material and labor costs.

Index
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) include compensation and related expenses for our sales and marketing activities, management, legal and other professional and administrative support functions.

Information regarding SG&A was as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar
	2013	2012	Change	% Change
	$12,950	$12,222	$728	6.0%
As a % of net sales	26.4%	27.6%

	Six Months Ended June 30,		Dollar
	2013	2012	Change	% Change
	$24,710	$22,595	$2,115	9.4%
As a % of net sales	28.9%	27.3%

The increase in SG&A for the three-month period ended June 30, 2013 compared to the same period of 2012 was primarily due to increases in new packaging design and development and employee related costs. These increases were partially offset by decreases in promotional merchandise spending and professional fees. SG&A decreased as a percentage of net sales in the three‑month period ended June 30, 2013 compared to the same period of 2012 primarily due to our leveraging of spending in prior periods.

The increase in SG&A for the six-month period ended June 30, 2013 compared to the same period of 2012 was primarily due to increases in employee related costs, which included severance due to a reorganization in our commercial operations group and additional staffing in the first quarter of 2013, and new packaging design and development costs. These increases were partially offset by decreases in promotional merchandise spending. SG&A increased as a percentage of net sales in the six-month period ended June 30, 2013 compared to the same period of 2012 primarily due to employee related costs described above.

Interest Expense
Information regarding interest expense was as follows (dollars in thousands):

Three Months Ended June 30,		Dollar
2013	2012	Change	% Change
$156	$165	$(9)	(5.5)%

Six Months Ended June 30,		Dollar
2013	2012	Change	% Change
$312	$331	$(19)	(5.7)%

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Average debt outstanding	$12,800	$13,524	$12,894	$13,612
Average interest rate	1.91%	2.02%	1.91%	2.02%

The decreases in interest expense in the three and six-month periods ended June 30, 2013 compared to the same periods of 2012 were due to lower average outstanding borrowings and lower average interest rates.

Index
Income Tax Provision
Our effective income tax rate was 40.0% for the first six months of 2013 and 40.5% in the first six months of 2012. The effective income tax rates reflect the impact of non-deductible expenses, primarily state and local taxes, meals and entertainment expenses and tax credits.

Liquidity and Capital Resources

We have required capital primarily for the construction and development of our production breweries, to support our expansion and growth plans and to fund our working capital needs. Historically, we have financed our capital requirements through cash flows from operations, bank borrowings and the sale of common and preferred stock. We anticipate meeting our obligations for the twelve months beginning July 1, 2013 primarily from cash flows generated from operations. In addition, we may borrow under our line of credit facility as the need arises. Capital resources available to us at June 30, 2013 included $3.9 million of Cash and $22 million available under our line of credit facility.

We had $2.3 million of working capital and our debt as a percentage of total capitalization (total debt and common shareholders’ equity) was 10.5% at June 30, 2013.

A summary of our cash flow information was as follows (dollars in thousands):

	Six Months Ended June 30,
	2013	2012
Cash flows provided by operating activities	$4,388	$9,056
Cash flows used in investing activities	(5,313)	(4,123)
Cash flows used in financing activities	(202)	(293)
Increase (decrease) in cash	$(1,127)	$4,640

Cash provided by operating activities of $4.4 million in the first six months of 2013 resulted from our Net loss of $0.7 million, net non-cash expenses of $4.2 million and changes in our operating assets and liabilities as discussed in more detail below.

Accounts receivable, net, increased $0.9 million to $11.4 million at June 30, 2013 compared to $10.5 million at December 31, 2012. This increase was primarily due to a $1.4 million increase in our receivable from A-B, which totaled $7.8 million at June 30, 2013. Historically, we have not had collection problems related to our accounts receivable.

Inventories increased $3.1 million to $14.8 million at June 30, 2013 compared to $11.7 million at December 31, 2012, primarily to support an expected increase in shipment volume in the quarter ending September 30, 2013.

Accounts payable increased $4.6 million to $16.9 million at June 30, 2013 compared to $12.3 million at December 31, 2012, primarily due to increased inventory purchases to support our expected increased level of sales.

As of June 30, 2013, we had the following net operating loss carryforwards (“NOLs”) and federal credit carry forwards available to offset payment of future income taxes:

•	federal NOLs of $393,000, or $134,000 tax effected;
•	state NOLs of $83,000, tax-effected;
•	federal alternative minimum tax (“AMT”) credit carry forwards of $609,000; and
•	federal insurance contributions act (“FICA”) credit carry forwards of $108,000, tax-effected.

We anticipate that we will utilize the remaining NOLs and federal credit carry forwards in the near future and, accordingly, once utilized, we will be required to satisfy all of our income tax obligations with cash.

Index
Capital expenditures of $6.1 million in the first six months of 2013 were primarily directed to Pubs remodeling and beer production capacity and efficiency improvements. As of June 30, 2013 we had $0.8 million of the $6.1 million of expenditures recorded in Accounts payable on our Consolidated Balance Sheets. We anticipate capital expenditures of approximately $11 million to $13 million for all of 2013 primarily for capacity and efficiency improvements, quality initiatives and restaurant and retail.

We have a loan agreement (as amended, the “Loan Agreement”) with Bank of America, N.A., which is presently comprised of a $22.0 million revolving line of credit (“Line of Credit”), including provisions for cash borrowings and up to $2.5 million notional amount of letters of credit, and an $11.6 million term loan (“Term Loan”). We may draw upon the Line of Credit for working capital and general corporate purposes. At June 30, 2013, we had no borrowings outstanding under the Line of Credit and we were in compliance with the financial covenants associated with the Loan Agreement.

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

Index
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

Changes in Internal Control Over Financial Reporting
During the second quarter of 2013, no changes in our internal control over financial reporting were identified in connection with the evaluation required by Exchange Act Rule 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no changes in our reported risk factors and no new risk factors have been identified since the filing of our 2012 Annual Report on Form 10-K, which was filed with the SEC on March 12, 2013.

Item 6.  Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

31.1	Certification of Chief Executive Officer of Craft Brew Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer of Craft Brew Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
99.1	Press Release dated August 7, 2013
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

CRAFT BREW ALLIANCE, INC.

August 7, 2013	BY:	/s/ Joseph K. O’Brien
Joseph K. O’Brien
Controller and Chief Accounting Officer