Form 10-Q
period 2013-09-30
CRAFT BREW ALLIANCE, INC.
filed 2013-11-06
CIK 892222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2013

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

The number of shares of the registrant’s common stock outstanding as of October 29, 2013 was 18,939,241.

CRAFT BREW ALLIANCE, INC.

Index
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
CRAFT BREW ALLIANCE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2013	2012

Assets
Current assets:
Cash and cash equivalents	$4,900	$5,013
Accounts receivable, net	12,014	10,512
Inventories	15,377	11,749
Deferred income tax asset, net	1,633	1,250
Other current assets	3,170	3,809
Total current assets	37,094	32,333

Property, equipment and leasehold improvements, net	104,898	102,852
Goodwill	12,917	12,917
Intangible and other assets, net	17,456	17,562
Total assets	$172,365	$165,664

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$15,782	$12,255
Accrued salaries, wages and payroll taxes	4,764	5,267
Refundable deposits	9,108	7,896
Other accrued expenses	1,483	1,066
Current portion of long-term debt and capital lease obligations	671	642
Total current liabilities	31,808	27,126

Long-term debt and capital lease obligations, net of current portion	11,851	12,440
Fair value of derivative financial instruments	-	219
Deferred income tax liability, net	17,847	17,156
Other liabilities	567	528
Total liabilities	62,073	57,469

Commitments and contingencies

Common shareholders' equity:
Common stock, $0.005 par value. Authorized 50,000,000 shares; issued and outstanding 18,939,241 and 18,874,256	95	94
Additional paid-in capital	136,778	136,030
Accumulated other comprehensive loss	-	(135)
Accumulated deficit	(26,581)	(27,794)
Total common shareholders' equity	110,292	108,195
Total liabilities and common shareholders' equity	$172,365	$165,664

The accompanying notes are an integral part of these financial statements.

Index
CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Sales	$53,022	$47,951	$145,113	$137,121
Less excise taxes	3,668	3,363	10,143	9,770
Net sales	49,354	44,588	134,970	127,351
Cost of sales	34,512	30,964	96,221	88,682
Gross profit	14,842	13,624	38,749	38,669
Selling, general and administrative expenses	11,602	11,907	36,312	34,502
Operating income	3,240	1,717	2,437	4,167
Interest expense	(62)	(165)	(374)	(496)
Other income (expense), net	(58)	10	(75)	4
Income before income taxes	3,120	1,562	1,988	3,675
Income tax provision	1,228	614	775	1,470
Net income	$1,892	$948	$1,213	$2,205

Basic and diluted net income per share	$0.10	$0.05	$0.06	$0.12

Shares used in basic per share calculations	18,937	18,872	18,916	18,858

Shares used in diluted per share calculations	19,067	18,954	19,010	18,932

The accompanying notes are an integral part of these financial statements.

Index
CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$1,892	$948	$1,213	$2,205
Unrealized gains on derivative hedge transactions, net of tax	18	57	135	161
Comprehensive income	$1,910	$1,005	$1,348	$2,366

The accompanying notes are an integral part of these financial statements.

Index
CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2013	2012

Cash flows from operating activities:
Net income	$1,213	$2,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,079	5,518
Deferred income taxes	224	992
Stock-based compensation	632	529
Excess tax benefit from employee stock plans	(42)	(379)
Other	514	(235)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,501)	1,196
Inventories	(4,084)	(1,962)
Other current assets	638	(598)
Accounts payable and other accrued expenses	3,263	2,173
Accrued salaries, wages and payroll taxes	(503)	(79)
Refundable deposits	1,129	682
Net cash provided by operating activities	7,562	10,042

Cash flows from investing activities:
Expenditures for property, equipment and leasehold improvements	(7,361)	(7,769)
Proceeds from sale of property, equipment and leasehold improvements	-	37
Proceeds from the sale of Fulton Street Brewery, LLC	-	418
Net cash used in investing activities	(7,361)	(7,314)

Cash flows from financing activities:
Principal payments on debt and capital lease obligations	(475)	(440)
Proceeds from issuances of common stock	119	13
Excess tax benefit from employee stock plans	42	379
Net cash used in financing activities	(314)	(48)

Increase (decrease) in cash and cash equivalents	(113)	2,680

Cash and cash equivalents:
Beginning of period	5,013	795
End of period	$4,900	$3,475

Supplemental disclosure of cash flow information:
Cash paid for interest	$494	$583
Cash paid for income taxes, net	30	476

Supplemental disclosure of non-cash information:
Purchases of Property, equipment and leasehold improvements included in Accounts payable	$679	$-

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

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 amends the guidance related to the presentation of unrecognized tax benefits and allows for the reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. ASU 2013-11 is effective for annual and interim periods for fiscal years beginning after December 15, 2013, and early adoption is permitted. Since ASU 2013-11 relates only to the presentation of unrecognized tax benefits, and since we do not have any unrecognized tax benefits at September 30, 2013, we do not expect our adoption of ASU 2013-11 in January 2014 will have a material effect on our financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. The adoption of ASU 2013-02 effective January 1, 2013 did not have any effect on our financial position, results of operations or cash flows.

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

Index
Note 3.	Cash and Cash Equivalents

Under our cash management system, we utilize a controlled disbursement account to fund cash distribution checks presented for payment by the holder. Checks issued but not yet presented to banks may result in overdraft balances for accounting purposes. As of September 30, 2013, and December 31, 2012, bank overdrafts of $0.7 million and $1.1 million, respectively, were included in Accounts payable on our Consolidated Balance Sheets. Changes in book overdrafts from period to period are reported in the Consolidated Statement of Cash Flows as a component of operating activities within Accounts payable and Other accrued expenses.

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

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012
Raw materials	$3,081	$2,497
Work in process	3,854	3,552
Finished goods	5,690	3,263
Packaging materials	524	544
Promotional merchandise	1,850	1,552
Pub food, beverages and supplies	378	341
	$15,377	$11,749

Work in process is beer held in fermentation tanks prior to the filtration and packaging process.

Note 5.	Related Party Transactions

Note Payable
In connection with our merger with Kona Brewing Company (“KBC”) in 2010, we assumed an obligation for a promissory note payable (“Related Party Note”) to a counterparty that was a significant KBC shareholder and remains a shareholder of Craft Brew Alliance, Inc that is secured by the equipment comprising a photovoltaic cell generation system (“photovoltaic system”) installed at our brewery located in Kailua-Kona, Hawaii. Accrued interest on the Related Party Note is due and payable monthly at a fixed interest rate of 4.75%, with monthly loan payments of $16,129. Any unpaid principal and unpaid accrued interest will be due and payable on November 15, 2014. The balance on the Related Party Note was $211,000 and $346,000 as of September 30, 2013 and December 31, 2012, respectively.

Index
Transactions with Anheuser-Busch, LLC (“A-B”)
Transactions with A-B consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Gross sales to A-B	$44,054	$39,369	$121,181	$112,317
Margin fee paid to A-B, classified as a reduction of Sales	501	496	1,422	1,431
Sales to Fulton Street Brewery, LLC (“FSB”), through a contract brewing arrangement, classified in Sales(1)	-	720	-	3,205
Handling, inventory management, royalty and other fees paid to A-B, classified in Cost of sales	101	109	312	339
Amounts received from A-B for lost keg fees and forfeited deposits, included as a reduction of Property, equipment and leasehold improvements, net	-	90	-	122

(1)	FSB is a wholly-owned subsidiary of A-B.

Effective September 1, 2012, in the best interest of both parties, we mutually agreed with FSB to end our contract brewing arrangement. Under the termination agreement, we phased out production of FSB branded beers through November 2012 utilizing remaining inventory on-hand. In consideration, FSB paid us $70,000 per month through September 2013.

Amounts due to or from A-B were as follows (in thousands):

	September 30, 2013	December 31, 2012
Amounts due from A-B related to beer sales pursuant to the A-B distributor agreement	$8,771	$6,369
Amounts due from FSB related to beer sales pursuant to a contract brewing arrangement	-	260
Amounts due from FSB related to termination agreement	70	630
Refundable deposits due to A-B	(2,441)	(2,472)
Amounts due to A-B for services rendered	(2,072)	(1,974)
Net amount due from A-B	$4,328	$2,813

Operating Leases
We lease our headquarters office space, restaurant and storage facilities located in Portland, Oregon, as well as the land and certain equipment, from two limited liability companies, both of whose members include our current Board Chair and a nonexecutive officer. Lease payments to these lessors were as follows (in thousands):

Three Months Ended September 30,		Nine Months Ended September 30,
2013	2012	2013	2012
$32	$32	$95	$94

Index
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

Three Months Ended September 30,		Nine Months Ended September 30,
2013	2012	2013	2012
$111	$102	$322	$301

Note 6.	Derivative Financial Instruments

Interest Rate Swap Contract
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

We have assessed our vulnerability to certain business and financial risks, including interest rate risk associated with our variable-rate long-term debt. To mitigate this risk, in 2008 we entered into a five-year interest rate swap contract with Bank of America, N.A. (“BofA”), which expired July 1, 2013, to hedge the variability of interest payments associated with our variable-rate borrowings under our Term Loan with BofA. The interest rate swap qualified for cash flow hedge accounting treatment and there was no hedge ineffectiveness recognized during the first nine months of 2013 or 2012.

The fair value of our derivative instrument is as follows (in thousands):

Fair Value of Liability Derivative
	September 30, 2013	December 31, 2012
Fair value of interest rate swap	$-	$219

The effect of this interest rate swap contract that was accounted for as a derivative instrument on our Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2013 and 2012 was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in Accumulated OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)

Three Months Ended September 30,
2013	$29	Interest expense	$-
2012	$92	Interest expense	$96

Nine Months Ended September 30,
2013	$219	Interest expense	$188
2012	$259	Interest expense	$289

See also Note 7.

Index
Note 7.	Fair Value Measurements

Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;
•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and
•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

We did not have any financial assets or liabilities recorded at fair value on a recurring basis at September 30, 2013. Following are the disclosures related to our financial liability that was recorded at fair value on a recurring basis at December 31, 2012 (in thousands):

Fair Value at December 31, 2012	Level 1	Level 2	Level 3	Total
Interest rate swap	$-	$219	$-	$219

The fair value of our interest rate swap was based on quarterly statements from the issuing bank. There were no changes to our valuation techniques during the Nine Months Ended September 30, 2013 or 2012.

We believe the carrying amounts of Cash and cash equivalents, Accounts receivable, Accounts payable, Accrued salaries, wages and payroll taxes, Refundable deposits and Other accrued expenses are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

We had fixed rate debt outstanding as follows (in thousands):

	September 30, 2013	December 31, 2012
Fixed-rate debt on balance sheet	$1,036	$1,260
Fair value of fixed-rate debt	$1,053	$1,275

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

Index
Net sales, gross profit and gross margin by segment were as follows (dollars in thousands):

Three Months Ended September 30,
2013	Beer Related	Pubs	Total
Net sales	$42,267	$7,087	$49,354
Gross profit	$13,701	$1,141	$14,842
Gross margin	32.4%	16.1%	30.1%

2012
Net sales	$37,880	$6,708	$44,588
Gross profit	$12,321	$1,303	$13,624
Gross margin	32.5%	19.4%	30.6%

Nine Months Ended September 30,
2013	Beer Related	Pubs	Total
Net sales	$116,514	$18,456	$134,970
Gross profit	$36,319	$2,430	$38,749
Gross margin	31.2%	13.2%	28.7%

2012
Net sales	$109,364	$17,987	$127,351
Gross profit	$35,679	$2,990	$38,669
Gross margin	32.6%	16.6%	30.4%

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

Sales to wholesalers through the A-B Distributor Agreement represented the following percentage of our Sales:

Three Months Ended September 30,		Nine Months Ended September 30,
2013	2012	2013	2012
82.1%	81.1%	82.5%	80.9%

Receivables from A-B represented the following percentage of our Accounts receivable balance:

September 30, 2013	December 31, 2012
73.0%	60.6%

Note 9.	Significant Stock-Based Plan Activity and Stock-Based Compensation

Stock-Based Compensation Expense
Total stock-based compensation expense, recognized as a component of Selling, general and administrative expense on our Consolidated Statements of Operations, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock-based compensation expense	$284	$218	$632	$529

Index
At September 30, 2013, we had total unrecognized stock-based compensation expense of $1.8 million, which will be recognized over the weighted average remaining vesting period of 3.0 years.

Note 10.	Earnings Per Share

The following table reconciles shares used for basic and diluted earnings per share (“EPS”) and provides certain other information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted average common shares used for basic EPS	18,937	18,872	18,916	18,858
Dilutive effect of stock-based awards	130	82	94	74
Shares used for diluted EPS	19,067	18,954	19,010	18,932

Stock-based awards not included in diluted per share calculations as they would be antidilutive	-	46	38	109

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

Overview

Craft Brew Alliance is an independent craft brewer comprised of the union of five unique and pioneering craft beer and cider brands:

•	Redhook Ale Brewery founded by Gordon Bowker and Paul Shipman in 1981 in Seattle, Washington;
•	Widmer Brothers Brewing founded by brothers Kurt and Rob Widmer in 1984 in Portland, Oregon;
•	Kona Brewing Co. founded by father and son team Cameron Healy and Spoon Khalsa in 1994 in Kona, Hawaii;
•	Omission Beer internally developed by our brewing team in 2012 in Portland, Oregon; and
•	Square Mile Cider, the first non-beer brand family created by Craft Brew Alliance, was launched in 2013.

Index
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

We operate in two segments: Beer Related operations and Pubs. Beer Related operations include the brewing and sale of craft beers and cider from our five breweries, both domestically and internationally. Pubs operations primarily include our five pubs, four of which are located adjacent to our Beer Related operations, other merchandise sales, and sales of our beers directly to customers.

Following is a summary of our financial results:

Nine Months Ended September 30,	Net Sales	Net Income	Number of Barrels Sold
2013	$135.0 million	$1.2 million	569,900
2012	$127.4 million	$2.2 million	549,700

Index
Results of Operations

The following table sets forth, for the periods indicated, certain information from our Consolidated Statements of Operations expressed as a percentage of Net sales(1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Sales	107.4%	107.5%	107.5%	107.7%
Less excise tax	7.4	7.5	7.5	7.7
Net sales	100.0	100.0	100.0	100.0
Cost of sales	69.9	69.4	71.3	69.6
Gross profit	30.1	30.6	28.7	30.4
Selling, general and administrative expenses	23.5	26.7	26.9	27.1
Operating income	6.6	3.9	1.8	3.3
Interest expense	(0.1)	(0.4)	(0.3)	(0.4)
Other income (expense), net	(0.1)	-	(0.1)	-
Income before income taxes	6.3	3.5	1.5	2.9
Income tax provision	2.5	1.4	0.6	1.2
Net income	3.8%	2.1%	0.9%	1.7%

(1)  Percentages may not add due to rounding.

Segment Information
Net sales, gross profit and gross margin information by segment were as follows (dollars in thousands):

	Three Months Ended September 30,
2013	Beer Related	Pubs	Total
Net sales	$42,267	$7,087	$49,354
Gross profit	$13,701	$1,141	$14,842
Gross margin	32.4%	16.1%	30.1%

2012
Net sales	$37,880	$6,708	$44,588
Gross profit	$12,321	$1,303	$13,624
Gross margin	32.5%	19.4%	30.6%

	Nine Months Ended September 30,
2013	Beer Related	Pubs	Total
Net sales	$116,514	$18,456	$134,970
Gross profit	$36,319	$2,430	$38,749
Gross margin	31.2%	13.2%	28.7%

2012
Net sales	$109,364	$17,987	$127,351
Gross profit	$35,679	$2,990	$38,669
Gross margin	32.6%	16.6%	30.4%

Index
Sales by Category
The following tables set forth a comparison of sales by category (dollars in thousands):

	Three Months Ended September 30,		Dollar
Sales by Category	2013	2012	Change	% Change
A-B and A-B related	$43,553	$38,872	$4,681	12.0%
Contract brewing and beer related(1)	2,382	2,371	11	0.5%
Excise taxes	(3,668)	(3,363)	(305)	9.1%
Net beer related sales	42,267	37,880	4,387	11.6%
Pubs(2)	7,087	6,708	379	5.6%
Net sales	$49,354	$44,588	$4,766	10.7%

	Nine Months Ended September 30,		Dollar
Sales by Category	2013	2012	Change	% Change
A-B and A-B related	$119,759	$110,885	$8,874	8.0%
Contract brewing and beer related(1)	6,898	8,249	(1,351)	(16.4)%
Excise taxes	(10,143)	(9,770)	(373)	3.8%
Net beer related sales	116,514	109,364	7,150	6.5%
Pubs(2)	18,456	17,987	469	2.6%
Net sales	$134,970	$127,351	$7,619	6.0%

(1)	Beer related includes international beer sales.
(2)	Pubs sales include sales of promotional merchandise and sales of beer directly to customers.

Shipments by Category
Shipments by category were as follows (in barrels):

Three Months Ended September 30,	2013 Shipments	2012 Shipments	Barrel Change	% Change	Change in Depletions(1)
A-B and A-B related	194,100	173,700	20,400	11.7%	14%
Contract brewing and beer related(2)	9,400	12,100	(2,700)	(22.3%)
Pubs	3,500	3,500	-	-
Total	207,000	189,300	17,700	9.4%

Nine Months Ended September 30,	2013 Shipments	2012 Shipments	Barrel Change	% Change	Change in Depletions(1)
A-B and A-B related	533,800	496,300	37,500	7.6%	11%
Contract brewing and beer related(2)	27,200	44,600	(17,400)	(39.0%)
Pubs	8,900	8,800	100	1.1%
Total	569,900	549,700	20,200	3.7%

(1)	Change in depletions reflects the year-over-year change in barrel volume sales of beer by wholesalers to retailers.
(2)	Contract brewing and beer related includes international shipments of our beers.

The increases in sales to A-B and A-B related in the three and nine-month periods ended September 30, 2013 compared to the same periods of 2012 were primarily due to increases in shipments and a shift in package mix towards bottle, which has a higher selling price per barrel than draft.

The increase in contract brewing and beer related sales in the three‑month period ended September 30, 2013 compared to the same period of 2012 was primarily due to the increase in international shipments of our beers which sell at a higher rate per barrel than contract brewing sales. This increase was partially offset by a decrease of $0.7 million in contract brewing sales to FSB as a result of the mutually-agreed upon termination of our contract brewing agreement with FSB effective September 1, 2012. Pursuant to this agreement, we phased out production of FSB branded beers by the end of November 2012 utilizing remaining inventory on-hand. In consideration, FSB paid us $70,000 per month through September 2013. The decrease in contract brewing and beer related sales in the nine-month period ended September 30, 2013 compared to the same periods of 2012 was primarily due to a $3.2 million decrease in contract brewing sales to FSB, partially offset by an increase in international shipments.

Index
Pubs sales increased in the three and nine-month periods ended September 30, 2013 compared to the same periods of 2012. This was a result of our Kona Pubs in Hawaii and Redhook Pub in Woodinville, Washington experiencing increased sales as a result of higher guest counts in the three-month period ended September 30, 2013 compared to the same period of 2012. The increase in Pubs sales for the nine‑month period ended September 30, 2013 compared to the same period of 2012 was primarily due to increased sales at our Kona Pubs discussed above, partially offset by lower sales at our Redhook Pub in Woodinville as a result of a twelve-week closure for a full remodel of that location. The Redhook Pub in Woodinville, Washington re-opened at the end of May 2013.

The increases in excise taxes in the three and nine-month periods ended September 30, 2013 compared to the same periods of 2012 were due to the increases in shipments.

Shipments by Brand
The following table sets forth a comparison of shipments by brand (in barrels):

Three Months Ended September 30,	2013 Shipments	2012 Shipments	Increase (Decrease)	% Change	Change in Depletions
Kona	70,000	57,100	12,900	22.6%	25%
Widmer Brothers	70,000	71,800	(1,800)	(2.5)%	0%
Redhook	60,100	49,000	11,100	22.7%	21%
Total(1)	200,100	177,900	22,200	12.5%	14%

Nine Months Ended September 30,	2013 Shipments	2012 Shipments	Increase (Decrease)	% Change	Change in Depletions
Kona	196,300	164,900	31,400	19.0%	24%
Widmer Brothers	190,000	199,500	(9,500)	(4.8)%	(2)%
Redhook	161,700	142,800	18,900	13.2%	14%
Total(1)	548,000	507,200	40,800	8.0%	11%

(1)	Total shipments by brand include international shipments and exclude shipments produced under our contract brewing arrangements.

The increases in our Kona brand shipments in the three and nine-month periods ended September 30, 2013 compared to the same periods of 2012 were primarily due to the introduction on the mainland of our Big Wave Golden Ale during the third quarter of 2012, as well as expansion of sales of our Kona brands into certain Midwest states at the beginning of 2013, which also contributed to the continued sales growth of our Longboard Lager.

The decrease in our Widmer Brothers brand shipments in the three and nine‑month periods ended September 30, 2013 compared to the same period of 2012 were primarily due to sales declines of Hefeweizen, partially offset by increases in shipments of Omission.

The increases in our Redhook brand shipments in the three and nine-month periods ended September 30, 2013 compared to the same periods of 2012 were primarily the result of launching our new Audible Ale, a craft beer developed in partnership with Dan Patrick, at the Super Bowl in February 2013, as well as our new Game Changer Ale, co-developed with Buffalo Wild Wings as a craft beer that pairs well with wings. Redhook is also experiencing further penetration into existing markets, particularly by our Long Hammer IPA.

For each of the brand families discussed above, shipments lagged depletions for the nine-month period ended September 30, 2013 as a result of optimizing our supply chain processes, including brewing, during the three‑month period ended March 31, 2013 to more closely align with the seasonality of our beer sales.

Index
Shipments by Package
The following table sets forth a comparison of our shipments by package, excluding private label shipments produced under our contract brewing arrangements (in barrels):

	2013		2012
Three Months Ended September 30,	Shipments	% of Total	Shipments	% of Total
Draft	58,400	29.2%	55,200	31.0%
Packaged	141,700	70.8%	122,700	69.0%
Total	200,100	100.0%	177,900	100.0%

	2013		2012
Nine Months Ended September 30,	Shipments	% of Total	Shipments	% of Total
Draft	160,800	29.3%	164,600	32.5%
Packaged	387,200	70.7%	342,600	67.5%
Total	548,000	100.0%	507,200	100.0%

The shift in package mix from draft to packaged in the three and nine-month periods ended September 30, 2013 compared to the same periods of 2012 was primarily the result of the increases in volumes on our Kona and Redhook packaged beers and lower volumes on our Widmer Brothers draft beer. Increased competition across the industry, as a result of both the entry of large, multi-national brewers into the craft beer segment and the significant increase in small, local breweries nationally, is putting pressure on on-premise draft sales.

Cost of Sales
Cost of sales includes purchased raw materials, direct labor, overhead and shipping costs.

Information regarding Cost of sales was as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar
	2013	2012	Change	% Change
Beer Related	$28,566	$25,559	$3,007	11.8%
Pubs	5,946	5,405	541	10.0%
Total	$34,512	$30,964	$3,548	11.5%

	Nine Months Ended September 30,		Dollar
	2013	2012	Change	% Change
Beer Related	$80,195	$73,685	$6,510	8.8%
Pubs	16,026	14,997	1,029	6.9%
Total	$96,221	$88,682	$7,539	8.5%

The increase in Beer Related Cost of sales in the three‑month period ended September 30, 2013 compared to the same period of 2012 was primarily due to the increase in shipments discussed above, as well as the mix shift from draft to packaged product as the per barrel equivalent cost of packaged is higher than draft. These cost increases were partially offset by the benefit of the increased efficiencies of our breweries. The increase in the nine-month period ended September 30, 2013 compared to the same period of 2012 was primarily due to the increase in shipments discussed above, the mix shift from draft to packaged product, higher merchandise costs and increased distribution rates.

Pubs Cost of sales increased in the three and nine-month periods ended September 30, 2013 compared to the same periods of 2012 primarily due to cost increases across various categories, including labor, food, merchandise, rent and administrative costs.

Index
Capacity utilization is calculated by dividing total shipments by approximate working capacity and was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Capacity utilization	77.0%	84.1%	70.7%	81.4%

During 2012, we increased the combined capacity of our production breweries from approximately 900,000 barrels per year to approximately 1,075,000 barrels per year. Utilization in the three and nine-month periods ended September 30, 2012 would have been 70.4% and 68.2%, respectively, if this increased capacity of our breweries had been available for all of 2012.

Gross Profit
Information regarding Gross profit was as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar
	2013	2012	Change	% Change
Beer Related	$13,701	$12,321	$1,380	11.2%
Pubs	1,141	1,303	(162)	(12.4)%
Total	$14,842	$13,624	$1,218	8.9%

	Nine Months Ended September 30,		Dollar
	2013	2012	Change	% Change
Beer Related	$36,319	$35,679	$640	1.8%
Pubs	2,430	2,990	(560)	(18.7)%
Total	$38,749	$38,669	$80	0.2%

The increase in gross profit in the three‑month period ended September 30, 2013 compared to the same period of 2012 was due to the increase in shipment volumes and the improved efficiencies of our breweries discussed above. The increase was partially offset by the decline in our Pubs gross profit as a result of higher Pubs costs.

The increase in gross profit in the nine-month period ended September 30, 2013 compared to the same period of 2012 was due to the increase in shipment volumes. The increase was partially offset by slightly higher brewing and distribution costs per barrel. The decline in our Pubs gross profit, as discussed above, also offset the overall increase.

Gross profit as a percentage of net sales, or gross margin, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Beer Related	32.4%	32.5%	31.2%	32.6%
Pubs	16.1%	19.4%	13.2%	16.6%
Total	30.1%	30.6%	28.7%	30.4%

Our Beer Related gross margin rate in the three-month period ended September 30, 2013 compared to the same period of 2012 was relatively unchanged. The decrease in the Beer Related gross margin rate in the nine-month period ended September 30, 2013 compared to the same period of 2012 was primarily due to the change in product mix and higher distribution costs per barrel. The declines in the Pubs gross margin rates in the three and nine-month periods ended September 30, 2013 were primarily due to the closure and post‑renovation ramp‑up of our Woodinville, Washington Pub, as discussed above, and increases in material and labor costs.

Index
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) include compensation and related expenses for our sales and marketing activities, management, legal and other professional and administrative support functions.

Information regarding SG&A was as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar
	2013	2012	Change	% Change
	$11,602	$11,907	$(305)	(2.6)%
As a % of Net sales	23.5%	26.7%

	Nine Months Ended September 30,		Dollar
	2013	2012	Change	% Change
	$36,312	$34,502	$1,810	5.2%
As a % of Net sales	26.9%	27.1%

The decrease in SG&A for the three-month period ended September 30, 2013 compared to the same period of 2012 was primarily due to the timing of certain promotional activity spending. SG&A decreased as a percentage of Net sales in the three‑month period ended September 30, 2013 compared to the same period of 2012 primarily due to our leveraging of spending in prior periods.

The increase in SG&A for the nine-month period ended September 30, 2013 compared to the same period of 2012 was primarily due to increases in employee related costs, which included severance due to a reorganization in our commercial operations group and additional staffing in the first quarter of 2013, and new packaging design and development costs. SG&A decreased as a percentage of Net sales in the nine‑month period ended September 30, 2013 compared to the same period of 2012 primarily due to our leveraging of spending in prior periods.

Interest Expense
Information regarding Interest expense was as follows (dollars in thousands):

Three Months Ended September 30,		Dollar
2013	2012	Change	% Change
$62	$165	$(103)	(62.4)%

Nine Months Ended September 30,		Dollar
2013	2012	Change	% Change
$374	$496	$(122)	(24.6)%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Average debt outstanding	$12,613	$13,349	$12,800	$13,525
Average interest rate	1.99%	2.07%	1.95%	2.04%

The decreases in Interest expense in the three and nine-month periods ended September 30, 2013 compared to the same periods of 2012 were due to the expiration of an interest rate swap contract, lower average outstanding borrowings and lower average interest rates.

Index
Income Tax Provision
Our effective income tax rate was 39.0% for the first nine months of 2013 and 40.0% in the first nine months of 2012. The effective income tax rates reflect the impact of non-deductible expenses, primarily state and local taxes, meals and entertainment expenses and tax credits.

Liquidity and Capital Resources

We have required capital primarily for the construction and development of our production breweries, to support our expansion and growth plans and to fund our working capital needs. Historically, we have financed our capital requirements through cash flows from operations, bank borrowings and the sale of common and preferred stock. We anticipate meeting our obligations for the twelve months beginning October 1, 2013 primarily from cash flows generated from operations. In addition, we may borrow under our line of credit facility as the need arises. Capital resources available to us at September 30, 2013 included $4.9 million of Cash and cash equivalents and $22 million available under our line of credit facility.

We had $5.3 million of working capital and our debt as a percentage of total capitalization (total debt and common shareholders’ equity) was 10.2% at September 30, 2013.

A summary of our cash flow information was as follows (dollars in thousands):

	Nine Months Ended September 30,
	2013	2012
Cash flows provided by operating activities	$7,562	$10,042
Cash flows used in investing activities	(7,361)	(7,314)
Cash flows used in financing activities	(314)	(48)
Increase (decrease) in Cash and cash equivalents	$(113)	$2,680

Cash provided by operating activities of $7.6 million in the first nine months of 2013 resulted from our Net income of $1.2 million, net non-cash expenses of $7.4 million and changes in our operating assets and liabilities as discussed in more detail below.

Accounts receivable, net, increased $1.5 million to $12.0 million at September 30, 2013 compared to $10.5 million at December 31, 2012. This increase was primarily due to a $2.4 million increase in our receivable from A-B, which totaled $8.8 million at September 30, 2013. Historically, we have not had collection problems related to our accounts receivable.

Inventories increased $3.7 million to $15.4 million at September 30, 2013 compared to $11.7 million at December 31, 2012, primarily to support an expected increase in shipment volume in the quarter ending December 31, 2013.

Accounts payable increased $3.5 million to $15.8 million at September 30, 2013 compared to $12.3 million at December 31, 2012, primarily due to increased inventory purchases to support our expected increased level of sales.

As of September 30, 2013, we had the following net operating loss carryforwards (“NOLs”) and federal credit carry forwards available to offset payment of future income taxes:

•	state NOLs of $44,000, tax-effected; and
•	federal alternative minimum tax (“AMT”) credit carry forwards of $248,000.

We anticipate that we will utilize the remaining NOLs and federal credit carry forwards in the near future and, accordingly, once utilized, we will be required to satisfy all of our income tax obligations with cash.

Index
Capital expenditures of $8.0 million in the first nine months of 2013 were primarily directed to Pubs remodeling and beer production capacity and efficiency improvements. As of September 30, 2013 we had $0.7 million of the $8.0 million of expenditures recorded in Accounts payable on our Consolidated Balance Sheets. We anticipate capital expenditures of approximately $11 million to $13 million for all of 2013 primarily for capacity and efficiency improvements, quality initiatives and restaurant and retail.

We have a loan agreement (as amended, the “Loan Agreement”) with Bank of America, N.A., which is presently comprised of a $22.0 million revolving line of credit (“Line of Credit”), including provisions for cash borrowings and up to $2.5 million notional amount of letters of credit, and an $11.5 million term loan (“Term Loan”). We may draw upon the Line of Credit for working capital and general corporate purposes. At September 30, 2013, we had no borrowings outstanding under the Line of Credit and we were in compliance with the financial covenants associated with the Loan Agreement.

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

Changes in Internal Control Over Financial Reporting
During the third quarter of 2013, no changes in our internal control over financial reporting were identified in connection with the evaluation required by Exchange Act Rule 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no changes in our reported risk factors and no new risk factors have been identified since the filing of our 2012 Annual Report on Form 10-K, which was filed with the SEC on March 12, 2013.

Item 6.  Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

31.1	Certification of Chief Executive Officer of Craft Brew Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer of Craft Brew Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
99.1	Press Release dated November 6, 2013
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAFT BREW ALLIANCE, INC.

November 6, 2013	BY:	/s/ Joseph K. O’Brien
Joseph K. O’Brien
Controller and Chief Accounting Officer