Form 10-K
period 2013-12-31
CRAFT BREW ALLIANCE, INC.
filed 2014-03-06
CIK 892222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2013
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

The aggregate market value of the common equity held by non-affiliates of the registrant as of the last day of the registrant’s most recently completed second quarter on June 30, 2013 (based upon the closing price of the registrant’s common stock, as reported by the NASDAQ Stock Market, of $8.24 per share) was $87,217,022.

The number of shares outstanding of the registrant’s common stock as of February 18, 2014 was 18,972,247 shares.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the 2014 Annual Shareholders’ Meeting are incorporated by reference into Part III.

CRAFT BREW ALLIANCE, INC.
2013 FORM 10-K ANNUAL REPORT

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

Overview

Craft Brew Alliance, Inc. is an independent craft brewing company that was formed through the merger of leading Pacific Northwest craft brewers – Widmer Brothers Brewing and Redhook Ale Brewery – in 2008.  Since our formation, we have remained focused on preserving and growing one-of-a-kind craft beers and brands. Today, we are comprised of five unique and pioneering craft beer and cider brands:

•	Redhook Ale Brewery founded by Gordon Bowker and Paul Shipman in 1981 in Seattle, Washington;
•	Widmer Brothers Brewing founded by brothers Kurt and Rob Widmer in 1984 in Portland, Oregon;
•	Kona Brewing Co. founded by father and son team Cameron Healy and Spoon Khalsa in 1994 in Kona, Hawaii;
•	Omission Beer, internally developed by our brewing team as the first beer brand specially crafted to remove gluten, and launched in 2012 in Portland, Oregon; and
•	Square Mile Cider Company, the first non-beer brand family created by Craft Brew Alliance, and launched in 2013.

Since our formation, we have focused our business activities on satisfying consumers through the brewing, marketing and selling of high-quality craft beers in the United States. Today, as an independent craft brewer, we possess several distinct advantages, unique in the craft beer category. These advantages derive from the combination of: i) our innovative portfolio of distinct craft beer and cider brand families; ii) evolving national brewing footprint with national sales and marketing reach; iii) expertise in developing partnerships and new growth strategies; iv) leadership team with significant beer and growth-company expertise; v) proven ability to manage brand lifecycles, from development to turnaround; and vi) successful track record managing mergers, divestitures and acquisitions.

We proudly brew our craft beers in four company-owned breweries located in Portland, Oregon; the Seattle suburb of Woodinville, Washington; Portsmouth, New Hampshire; and Kailua-Kona, Hawaii. Additionally, we own and operate two small innovation breweries, primarily used for small batch production and innovative brews, in Portland, Oregon and Portsmouth, New Hampshire.

We distribute our beers to retailers through independent wholesalers that are aligned with the Anheuser-Busch, LLC (“A-B”) network. These sales are made pursuant to a Master Distributor Agreement (the “A-B Distributor Agreement”) with A-B. As a result of this distribution arrangement, we believe that, under alcohol beverage laws in a majority of states, these wholesalers would own the exclusive right to distribute our beers in their respective markets if the A-B Distributor Agreement expires or is terminated. Redhook and Widmer Brothers beers are distributed in all 50 states and Kona beers are distributed in 36 states. Omission Beer continues to expand into new markets in the U.S. and internationally. Square Mile is currently available in 10 states in the West. Separate from our A-B wholesalers, we maintain an internal independent sales and marketing organization with resources across the key functions of brand management, field marketing, field sales, and national retail sales.

We operate in two segments: Beer Related operations and Pubs operations. Beer Related operations include the brewing and sale of craft beers and cider from our six breweries, both domestically and internationally. Pubs operations primarily include our five pubs, four of which are located adjacent to our Beer Related operations, as well as other merchandise sales, and sales of our beers directly to customers.

Industry Background

We are a brewer in the craft brewing segment of the U.S. brewing industry. The domestic beer market includes ales and lagers produced by large domestic brewers, international brewers and craft brewers. Shipments of craft beer in the U.S. are estimated by industry sources to have increased by approximately 15.5% in 2013 over 2012 and by 15.4% in 2012 over 2011. While the overall domestic market experienced a modest decrease of 2.0% in 2013, the craft beer segment continued its strong growth and captured market share from the rest of the domestic market. Craft beer shipments in 2013 and 2012 were approximately 7.5% and 6.4%, respectively, of total beer shipped in the U.S. Approximately 15.3 million barrels and 13.2 million barrels, respectively, were shipped in the U.S. by the craft beer segment during 2013 and 2012, while total beer sold in the U.S., including imported beer, was 205.2 million barrels and 207.9 million barrels, respectively. Compared with the other segments of the U.S. brewing industry, craft brewing is a relative newcomer. Twenty years ago, Redhook and Widmer Brothers Brewery were two of the approximately 200 craft breweries in operation. By the end of 2013, the number of craft breweries in operation had grown to 3,699. Industry sources estimate that craft beer produced by regional and national craft brewers, similar to us, accounts for approximately two-thirds of total craft beer sales, with one-third of the production brewed by smaller craft breweries.

The recent competitive environment has been characterized by three trends: the number and diversity of craft brewers have significantly increased, Crown has emerged as a significant player in imports with its brewing capacity in Mexico, and the large national domestic brewers have been acquired by or merged with other national domestic and foreign brewers. In 2013, according to industry sources, A‑B and MillerCoors accounted for more than 74% of total beer shipped in the U.S., excluding imports. In addition, A-B and MillerCoors have invested in existing smaller craft breweries and created separate craft-focused divisions in an effort to capitalize on the growing craft beer segment.

Business Strategy
At Craft Brew Alliance, we believe that we have an advantaged strategy that differentiates us in the advantaged craft beer segment.

The central elements of our business strategy include:

•	An innovative complementary portfolio of beers and ciders that reflects changing consumer trends in craft beer and is designed to satisfy a wide range of variety-seeking consumers’ experiences and preferences. The breadth of our product offerings also provides consumers with the opportunity to match specific consumer occasions with a product in our brand families.

•	Distinct, authentic craft beer brands that represent unique new market leaders, like Kona Brewing Company, legacy pioneers, including Widmer Brothers and Redhook Brewery, and bold trailblazers, like Omission and Square Mile Cider Company.

•	A national brewing footprint that allows us to get our beers to market faster, fresher and more efficiently. We have significant flexibility to fully leverage the specific strengths of our distinct breweries and operations. Additionally, we guarantee the quality and consistency of all of our products through fine-tuned processes that ensure everything from brewing to quality-assurance to warehousing and distribution meets our high standards. We believe that maximizing the production under our direct supervision and through accomplished and expert partners is critical to our success. Further, we believe that our ability to engage in ongoing product innovation and to control product quality provides critical competitive advantages. Each of our breweries is modern, has flexible production capabilities, and is designed to produce beer in smaller batches relative to the national domestic brewers, thereby allowing us to brew a wide variety of brand offerings. We believe that our investment in brewing and logistics technologies enables us to minimize brewery operating costs and consistently produce innovative beer styles.

•	Nationwide sales activation through robust partnerships with leading retailers such as Buffalo Wild Wings, Safeway, and Costco. We leverage our national sales and marketing capabilities and complementary brand families to create a unique identity in the distribution channel and with the consumer. Our sales force calls on all retail channels nationally, including grocery, drug and convenience stores, something most other craft brewers are not able to do.

•	National distribution through the Anheuser-Busch wholesaler network alliance. This distribution footprint provides efficiencies in logistics and product delivery, state reporting and licensing, billing and collections. We have realized these efficiencies while maintaining full autonomy over the production, sale and marketing of our products as an independent craft beer company.

•	A diverse leadership team with extensive experience in the beer and beverage industries. The team has a proven ability to manage brand lifecycles, from development to turnaround, in both large and growth-company settings. Our leadership team also has a successful track record in managing mergers, divestitures and acquisitions.

•	Five brew-pub restaurants supporting consumer awareness of our brands and research and development.

Brand Overview

Our brand portfolio comprises the Kona Brewing Company, Widmer Brothers Brewing, Redhook Brewery, Omission Beer and Square Mile Cider Company brand families.

We produce a variety of specialty craft beers and ciders using traditional brewing methods complemented by American innovation and invention. We brew our beers using high-quality hops, malted barley, wheat, rye and other natural traditional and nontraditional ingredients. To craft our ciders, we partner with an established Oregon cidery to grow, pick and hand press three apple varieties and then use a lager beer yeast to make a unique, and easy-to-drink hard cider.

Below is an overview of our five brands:

About Kona Brewing Company

Kona Brewing Company was started in the spring of 1994 by father and son team Cameron Healy and Spoon Khalsa, who had a dream to create fresh, local island brews made with spirit, passion and quality. It is a Hawaii-born and Hawaii-based craft brewery that prides itself on brewing the freshest beer of exceptional quality, closest to market. This helps to minimize its carbon footprint by reducing shipping of raw materials, finished beer and wasteful packaging materials. The brewery is headquartered where it began, in Kailua-Kona on Hawaii’s Big Island.

About Widmer Brothers Brewing

Founded in 1984, Widmer Brothers Brewing is celebrating 30 years of beer in 2014. Founders Kurt and Rob Widmer helped lead the Pacific Northwest craft beer movement in 1984 when, in their 20s, they began brewing unique interpretations of traditional German beer styles. In 1986, Widmer Brothers Brewing introduced the original American-style Hefeweizen, which elevated the brewery to national acclaim. Since then, the brewery has continued to push the boundaries of craft beer, developing a variety of beers with an unapologetic, uncompromising commitment to innovation.

Based in Portland, Oregon, the brewery brews a variety of beers including Alchemy Pale Ale, Upheaval IPA, Hefeweizen, Drop Top Amber Ale, Pitch Black IPA, Nelson Imperial IPA, a full seasonal lineup, and a series of limited edition beers.

About Redhook Brewery

Redhook was born out of the energy and spirit of the early 80’s in the heart of Seattle. While the term didn’t exist at the time, Redhook became one of America’s first “craft” breweries. From a modest start in a former transmission shop in the Seattle neighborhood of Ballard, to the current breweries in Woodinville, WA and Portsmouth, NH, Redhook has become one of America’s most recognized craft breweries.

While Redhook has “grown up” over the past 30 years, one thing has never changed – Redhook is still brewing great beers like ESB, Long Hammer IPA, and Audible Ale. Most importantly, Redhook has fun doing it. Redhook beers are available both on draught and in bottles.

About Omission Beer

Omission Beer is a brand of craft beers introduced in 2012 by Craft Brew Alliance in Portland, Oregon. Omission is the first craft beer brand in the U.S. focused exclusively on brewing great-tasting beers with traditional beer ingredients, including malted barley, that are specially crafted to remove gluten. Each batch of Omission Beer is tested independently using the R5 competitive ELISA test to ensure that it contains gluten levels below the U.S. Food and Drug Administration gluten-free standard of 20ppm or less. Omission produces three craft beers specially crafted to remove gluten: Omission Lager, Omission Pale Ale and Omission IPA. Drinking is believing.

About Square Mile Cider Company

Square Mile Cider Company is a new brand from Craft Brew Alliance, launched in 2013. The name is inspired by the fortitude and perseverance of the early American settlers who traveled the Oregon Trail in search of a better future. When they arrived in Oregon in the 1850s, they were granted square mile parcels of land to stake their claims. It was on these square mile claims that some of the original Northwest orchards were planted, and where Square Mile Cider Company chose to stake its claim.

New Brands and Packaging

Our recent brand and packaging announcements include:

Kona Brewing
We continued to expand Big Wave Golden Ale into new markets throughout the U.S. in 2013, and launched a new custom bottle and packaging across the entire portfolio of beers. The new bottle is embossed with the Hawaiian island chain and “Liquid Aloha” lettering.

Widmer Brothers Brewing
Widmer Brothers unveiled new packaging designs across its entire portfolio, with a focus on celebrating the brand’s roots and legacy as a pioneer of the craft beer movement.

Among its new brands released in 2013, Widmer Brothers Brewing introduced Alchemy Pale Ale, showcasing the brewery’s proprietary Alchemy hop blend, as the newest addition to the year-round core line-up. The brewery continued its Rotator IPA Series with two releases: O’Ryely IPA and the longest-running beer in the Rotator Series to date, Hopside Down IPL. Widmer Brothers also introduced Green & Gold Kölsch, a beer brewed with the Timbers Army for the Portland Timbers Major League Soccer team. Throughout the year, Widmer Brothers released eight limited-release Brothers’ Reserve beers, a collaboration beer with Cigar City Brewing called Gentlemen’s Club, and a variety of experimental small batch beers brewed at the Widmer Brothers pilot brewery in Portland.

Redhook Brewery
Redhook continued to build on its partnerships with the launch of Game Changer Ale in July 2013 at all Buffalo Wild Wings locations across the U.S. Redhook also partnered with theCHIVE, a popular online media platform, to launch KCCO Black Lager in October 2013.

Omission Beer
Omission Beer launched a new IPA, the first authentic IPA brewed with malted barley and specially crafted to remove gluten, in April 2013. At the end of 2013, the largest non-profit celiac support group in the United States, the Celiac Support Association, approved the use of its Recognition Seal on Omission Lager and Pale Ale packaging.

Square Mile Cider Company
Square Mile was launched in a handful of select Western states in May of 2013. The brand finds its inspiration from the pioneering spirit of the original Oregon pioneers and debuted with two varieties: The Original, a classic American hard cider; and Spur & Vine, a hopped version of the classic American hard cider, with the addition of Galaxy hops. In November 2013, a special holiday cider was launched in time for the holidays with the addition of NW cranberries.

Multi-Brand Beer Packages
During 2013, we added a Summer Variety Pack to complement our Winter Variety Pack released in 2012. Both Variety Packs include beers from Kona, Widmer Brothers and Redhook to satisfy consumers’ thirst for two popular trends in craft beer: seasonal beers and variety packs.

Brewing Operations

Brewing Facilities
We use highly automated brewing equipment at our four production breweries and also operate two smaller, manual brewpub-style brewing systems. As of December 31, 2013, our total production capacity was 1,075,000 barrels. Our breweries consist of the following:

•	Oregon Brewery. Our Oregon Brewery is our largest capacity production brewery, consisting of a 230-barrel brewing system with an annual capacity of 630,000 barrels.

•	Washington Brewery. Our Washington Brewery utilizes a 100-barrel brewing system and has an annual capacity of 220,000 barrels.

•	New Hampshire Brewery. Our New Hampshire Brewery utilizes a 100-barrel brewing system and has an annual capacity of 215,000 barrels. It uses an anaerobic waste-water treatment facility that completes the process cycle.

•	Hawaiian Brewery. Our Hawaiian Brewery utilizes a 25-barrel brewing system and has an annual capacity of 10,000 barrels. During 2010, the Hawaiian Brewery installed a 229-kilowatt photovoltaic solar energy generating system to supply approximately 50 percent of its energy requirements through renewable energy.

•	Innovation Breweries. Our Portland, Oregon innovation brewery maintains a 10-barrel pilot brewing system and is located in the Rose Quarter sports and entertainment district; our New Hampshire innovation brewery maintains a 3-barrel pilot brewing system and is located on the same site as our New Hampshire production brewery.

Packaging
We package our craft beers in cans, bottles and kegs. All of our production breweries, with the exception of the Hawaiian Brewery, have fully automated bottling and keg lines. The bottle fillers at all of the breweries utilize a carbon dioxide environment during bottling, ensuring that minimal oxygen is dissolved in the beer and extending the beer’s shelf life. In February 2012, we added a canning line at our Oregon Brewery to package our Kona Longboard Island Lager and Redhook Longhammer IPA in various can sizes. We offer an assortment of packages to highlight the unique characteristics of each of our beers and to provide greater opportunities for customers to drink our beers in more locations and at more events and occasions, matching the active lifestyles and preferences of our consumers.

Quality Control
We monitor production and quality control at all of our breweries, with central coordination at the Oregon Brewery. All of the breweries have an on-site laboratory where microbiologists and lab technicians supervise on-site yeast propagation, monitor product quality, test products, measure color and bitterness, and test for oxidation and unwanted bacteria. We also regularly utilize outside laboratories for independent product analysis. In addition, every batch of beer that we produce goes through an internal taste panel to ensure that it meets our taste and profile standards.

Ingredients and Raw Materials
We currently purchase a significant portion of our malted barley from two suppliers and our premium-quality select hops, mostly grown in the Pacific Northwest, from competitive sources. We also periodically purchase small lots of hops from international sources, such as New Zealand and Western Europe, which we use to achieve a special hop character in certain beers. In order to ensure the supply of the hop varieties used in our products, we enter into supply contracts for our hop requirements. We believe that comparable quality malted barley and hops are available from alternate sources at competitive prices, although there can be no assurance that pricing would be consistent with our current arrangements. We currently cultivate our own yeast supply for certain strains and maintain a separate, secure supply in‑house. We have access to multiple competitive sources for packaging materials, such as labels, six‑pack carriers, crowns, cans and shipping cases.

Contract Brewing
In order to profitably use excess capacity, we enter into contract brewing arrangements under which we produce beer in volumes and per specifications as designated by the arrangements.

Effective September 1, 2012, in the best interest of both parties, we mutually agreed with Fulton Street Brewery, LLC (“FSB”) to end our contract brewing arrangement with them. Under the termination agreement, we phased out production of FSB branded beers utilizing remaining inventory on-hand. In consideration, FSB paid us $70,000 per month through September 2013.

During 2013, we shipped 30,300 barrels under contract brewing arrangements compared to 49,600 barrels in 2012, 24,400 of which were to FSB.

Pubs Operations

We own and operate five brew-pub restaurants and retail stores that support consumer awareness and research and development. Our five brew-pub restaurants allow us to interact directly with over 1.5 million consumers annually in our home markets, which creates a sense of brand loyalty. Our brewers are continually experimenting with new and different varieties of hops and malts in all styles of beer, and our brew pubs allow us to bring those beers to market in test-size batches in order to evaluate their strengths prior to releasing them on a national level.

Distribution

With limited exceptions, all brewers in the United States are required to sell their beers to independent wholesalers, who then sell the beers to retailers. We are the only independent craft brewer in the U.S. to have established a wholly aligned distribution network through our partnership with A-B. This partnership provides us national distribution, which results in both a highly effective distribution presence in each market and administrative efficiencies. Our beers are available for sale directly to consumers in draft, cans and bottles at restaurants, bars and liquor stores, as well as in cans and bottles at supermarkets, warehouse clubs, convenience stores and drug stores. We sell beer directly to consumers at our brew pubs and breweries.

Our products are distributed in all 50 states, pursuant to a master distributor agreement with A-B that allows us access to A-B’s national distribution network. For additional information regarding our relationship with A-B, see “Relationship with Anheuser-Busch, LLC” below. Management believes that our competitors in the craft beer segment generally negotiate distribution relationships separately with wholesalers in each locality and, as a result, typically distribute through a variety of wholesalers representing differing national beer brands with uncoordinated territorial boundaries.

In 2013 and 2012, we sold approximately 708,100 barrels and 660,000 barrels, respectively, to the wholesalers in A-B’s distribution network through the A-B Distributor Agreement, accounting for 93.6% and 91.0%, respectively, of our shipment volume for the corresponding periods.

Sales and Marketing

In addition to leveraging our owned brew pubs and retail locations, we promote our products through a national sales and marketing network that includes but is not limited to i) creating and executing a range of advertising programs; ii) training and educating wholesalers and retailers about our products; and iii) promoting our name, product offerings and brands, and experimental beers at local festivals, venues and pubs.

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

Our breweries also play a significant role in increasing consumer awareness of our products and enhancing our image as a craft brewer. Thousands of visitors per year take tours at our breweries and all of our production breweries have a retail restaurant or pub where our products are served. In addition, several of the breweries have meeting rooms that the public can rent for business meetings, parties and holiday events, and that we use to entertain and educate wholesalers, retailers and the media about our products. At our pubs, we sell various items of apparel and other merchandise bearing our trademarks, which creates further awareness of our beers and reinforces our brand image. To further promote retail canned and bottled product sales and in response to local competitive conditions, we regularly recommend that wholesalers offer discounts to retailers in most of our markets.

Relationship with Anheuser-Busch, LLC

Exchange Agreement
Under the Amended and Restated Exchange and Recapitalization Agreement (the “Exchange Agreement”) with A-B, we granted A-B certain contractual rights. The Exchange Agreement was entered into as part of a recapitalization in which we redeemed preferred shares held by A-B in exchange for cash and our common stock currently held by A-B, which represents 32.0% of our outstanding shares of common stock at December 31, 2013.

The Exchange Agreement entitles A-B to designate two members of our board of directors. A-B also generally has the right to have a designee on each committee of the board of directors, except where prohibited by law or stock exchange requirements, or with respect to a committee formed to evaluate transactions or proposed transactions between A-B and us. The Exchange Agreement contains limitations on our ability to take certain actions without A-B’s prior consent, including, but not limited to, our ability to issue equity securities or acquire or sell assets or stock, amend our Articles of Incorporation or Bylaws, grant board representation rights, enter into certain transactions with affiliates, distribute our products in the United States other than through A-B or as provided in the A-B Distributor Agreement, or voluntarily terminate our listing on the Nasdaq Stock Market.

Distributor Agreement
The A-B Distributor Agreement provides for the distribution of Kona, Widmer Brothers, Redhook, Omission and Square Mile in all states, territories and possessions of the United States, including the District of Columbia and, except with respect to Kona beers, all U.S. military, diplomatic, and governmental installations in a U.S. territory or possession. Under the A-B Distributor Agreement, we granted A-B the right of first refusal to distribute our products, including any internally developed new products but excluding new products that we acquire. We are responsible for marketing our products to A-B’s wholesalers, as well as to retailers and consumers.

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

Additionally, the A-B Distributor Agreement may be terminated by A-B, with six months’ prior written notice to us, upon the occurrence of any of the following events:

•	we engage in incompatible conduct that damages the reputation or image of A‑B or the brewing industry;
•	any A-B competitor or affiliate thereof acquires 10% or more of our outstanding equity securities, and that entity designates one or more persons to our board of directors;
•	our current chief executive officer ceases to function in that role or is terminated, and a satisfactory successor, in A‑B’s opinion, is not appointed within six months;
•	we are merged or consolidated into or with any other entity or any other entity merges or consolidates into or with us without A-B’s prior approval; or
•	A-B, its subsidiaries, affiliates, or parent, incur any obligation or expense as a result of a claim asserted against them by or in our name, or by our affiliates or shareholders, and we do not reimburse and indemnify A-B and its corporate affiliates on demand for the entire amount of the obligation or expense.

Fees
We pay fees to A-B in connection with the sale of our products, including margin fees, invoicing, staging and cooperage handling fees, and inventory manager fees.

See Note 18 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

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

The craft beer segment is increasingly competitive due to the proliferation of small craft brewers, including contract brewers, and the large number of products offered by such brewers. Craft brewers have also encountered more competition as their peers expand distribution. Competition also varies by regional market. Depending on the local market preferences and distribution, we have encountered strong competition from microbreweries, regional specialty brewers and several national craft brewers that include MillerCoors’ Tenth and Blake Beer Company division (“Tenth and Blake”), and A-B’s Goose Island and Shock Top divisions. Because of the large number of participants and number of different products offered in this segment, the competition for packaged product placements and especially for draft beer placements has intensified. Although certain of these competitors distribute their products nationally and may have greater financial and other resources than we have, we believe that we possess certain competitive advantages, including our broad array of brand offerings within our five brand families and the scale of our production breweries.

We also compete against imported brands, such as Heineken, Corona Extra and Guinness. Most of these foreign brewers have significantly greater financial resources than we have. Although imported beers currently account for a greater share of the U.S. beer market than craft beers, we believe that craft brewers possess certain competitive advantages over some importers, including lower transportation costs, no importation costs, proximity to and familiarity with local consumers, a higher degree of product freshness, eligibility for lower federal excise taxes and absence of currency fluctuations.

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

In the past several years, several major distilled spirits producers and national brewers have introduced flavored alcohol beverages. Products such as Smirnoff Ice and Mike’s Hard Lemonade have captured sizable market share in the higher-priced end of the malt beverage industry. We believe sales of these products, along with strong growth in the imported and craft beer segments of the malt beverage industry, contributed to an increase in the overall U.S. alcohol market. These products are particularly popular in certain regions and markets in which we sell our products.

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

Segment and Enterprise-Wide Information

See Note 12 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for the required segment and enterprise-wide information.

Regulation

Our business is highly regulated at federal, state and local levels. Various permits, licenses and approvals necessary for our brewery and pub operations and the sale of alcoholic beverages are required from a number of agencies, including the U.S. Treasury Department, the Alcohol and Tobacco Tax and Trade Bureau (“TTB”), the U.S. Department of Agriculture, the U.S. Food and Drug Administration, state alcohol regulatory agencies, and state and local health, sanitation, safety, fire and environmental agencies. In addition, the beer industry is subject to substantial federal and state excise taxes.

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

Management believes that we currently have all of the licenses, permits and approvals required for our current operations. Existing permits or licenses could be revoked if we fail to comply with the terms of such permits or licenses and additional permits or licenses may be required in the future for our current operations or as a result of expanding our operations.

The U.S. federal government currently levies an excise tax of $18 per barrel on beer sold for consumption in the United States; however, brewers, such as us, that produce less than two million barrels annually are taxed at $7 per barrel on the first 60,000 barrels shipped, with shipments above this amount taxed at the normal rate. Certain states also levy excise taxes on alcoholic beverages. Excise taxes may be increased in the future by the federal government or any state government or both. In the past, increases in excise taxes on alcoholic beverages have been considered in connection with various governmental budget-balancing or funding proposals.

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

Trademarks

We have obtained U.S. trademark registrations for our numerous products, including our proprietary bottle designs. Trademark registrations generally include specific product names, marks and label designs. The Kona Brewing, Widmer Brothers, Redhook, and Omission marks and certain other marks are also registered in various foreign countries. We regard our Kona Brewing, Widmer Brothers, Redhook, Omission, Square Mile and other trademarks as having substantial value and as being an important factor in the marketing of our products. We are not aware of any infringing uses that could materially affect our current business or any prior claim to the trademarks that would prevent us from using such trademarks in our business. Our policy is to pursue registration of our trademarks in our markets whenever possible and to oppose vigorously any infringement of our trademarks.

Employees

At December 31, 2013, we employed approximately 745 people, including 355 employees in the pubs and retail stores, 210 employees in production, 115 employees in sales and marketing and 65 employees in corporate and administration. Included in the totals above are 236 part-time employees and 2 seasonal or temporary employees. None of our employees are represented by a union or employed under a collective bargaining agreement. We believe our relations with our employees to be good.

Available Information

Our Internet address is www.craftbrew.com. There we make available, free of charge, our annual report on Form 10‑K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission (“SEC”). Our SEC reports can be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

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

We have a continuing relationship with Anheuser-Busch, LLC and the current distribution network that would be difficult to replace.
Substantially all of our products are sold and distributed through A-B’s distribution network. If the A-B Distributor Agreement were terminated, we would be faced with a number of operational tasks, including establishing and maintaining direct contracts with the existing wholesaler network or negotiating agreements with replacement wholesalers on an individual basis, and enhancing our credit evaluation, billing and accounts receivable processes. Such an undertaking would require significant effort and substantial time to complete, during which the distribution of our products could be impaired.

We are dependent on our wholesalers for the sale of our products.
Although substantially all of our products are sold and distributed through A-B, we continue to rely heavily on wholesalers, most of which are independent, for the sale of our products to retailers. Any disruption in the ability of the wholesalers, A-B, or us to distribute products efficiently due to any significant operational problems, such as wide-spread labor union strikes or the loss of a major wholesaler as a customer, could hinder our ability to get our products to retailers and could have a material adverse impact on our sales, results of operations and cash flows. A-B has been purchasing distributors in states where it is allowed, which could impact our distribution if the A-B relationship were to end. 28% of our shipments during 2013 were through A-B owned distributors.

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
A-B owns 32.0% of our outstanding common stock, which makes A-B our largest shareholder. Under the Exchange Agreement, A-B may designate two nominees to our board of directors, who also participate on our audit, compensation, and nominating and governance committees as non-voting observers. This gives A-B an influential voice in board and shareholder deliberations. Additionally, A-B has acquired craft breweries in the past and may in the future, and has also launched similar style beers which increases the direct competition between the companies.

Operating breweries at production levels substantially below their current designed capacities could negatively impact our financial results.
As of December 31, 2013, the annual working capacity of our breweries was approximately 1,075,000 barrels. Due to many factors, including seasonality and production schedules of various draft products and bottled products and packages, actual production capacity will rarely, if ever, approach full working capacity. We believe that capacity utilization of the breweries will fluctuate throughout the year, and even though we expect that capacity of our breweries will be efficiently utilized during periods when our sales are strongest, there likely will be periods when the capacity utilization will be lower. If we experience contraction in our sales volumes, the resulting excess capacity and unabsorbed overhead will have an adverse effect on our gross margins, operating cash flows and overall financial performance. We periodically evaluate whether we expect to recover the costs of our production breweries over the course of their useful lives. If facts and circumstances indicate that the carrying value of these long-lived assets may be impaired, an evaluation of recoverability will be performed by comparing the carrying value of the assets to projected future undiscounted cash flows along with other quantitative and qualitative analyses. If we determine that the carrying value of such assets does not appear to be recoverable, we will recognize an impairment loss by a charge against current operations, which could have a material adverse effect on our results of operations.

Our sales are concentrated in the Pacific Northwest and California.
Approximately 55% of our sales in 2013 were in the Pacific Northwest and California and, consequently, our future sales may be adversely affected by changes in economic and business conditions within these areas. We also believe these regions are among the most competitive craft beer markets in the United States, both in terms of number of market participants and consumer awareness. The Pacific Northwest and California offer significant competition to our products, not only from other craft brewers but also from wine producers and flavored alcohol beverages.

We are dependent upon the services of our key personnel.
If we lose the services of any members of senior management or key personnel for any reason, we may be unable to replace them with qualified personnel, which could have a material adverse effect on our operations. Additionally, the loss of Andrew Thomas as our chief executive officer, and the failure to find a replacement satisfactory to A-B, would be a default under the A-B Distributor Agreement.

Our gross margin may fluctuate.
Future gross margin may fluctuate and even decline as a result of many factors, including: product pricing levels; sales mix between draft and packaged product sales and within the various bottled product packages; level of fixed and semi-variable operating costs; level of production at our breweries in relation to current production capacity; availability and prices of raw materials, production inputs such as energy, and packaging materials; rates charged for freight; and federal and state excise taxes. The high percentage of fixed and semi-variable operating costs causes our gross margin to be particularly sensitive to relatively small changes in sales volume.

A failure in any of our supply chain processes could harm our ability to effectively operate our business.
Our results are highly dependent on our ability to accurately forecast and execute throughout the entire supply chain, including sales forecasting, raw material ordering, brewing and distribution. The combination of our recent growth and increased brand complexity has increased the operating complexity of our business. We cannot guarantee that we will effectively manage such complexity without experiencing planning failures, operating inefficiencies or other issues that could have an adverse effect on our business.

We engage in electronic communications between third parties, including A-B and our wholesalers, as part of our supply chain processes. Any interruptions or errors in our electronic interfaces may negatively affect our operating activities.

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

Changes in state laws regarding distribution arrangements may adversely impact our operations. States in which we have a significant sales presence may enact legislation that significantly alters the competitive environment for the beer distribution industry. Any change in the competitive environment in those states could have an adverse effect on our future sales and results of operations and may impact the financial stability of wholesalers on which we rely.

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
As noted above, A‑B has a significant ownership stake in us. In addition, the founders of Widmer Brothers Brewing Company (“WBBC”) and their close family members own approximately 2.9 million shares, or 15.1%, of our common stock. Collectively, these two groups own 47.1% of our equity. All of these shares are available for sale in the public market, subject to volume, manner of sale and other limitations under Rule 144 in the case of shares held by shareholders who are affiliates of us. Such sales in the public market or the perception that such sales could occur may cause the market price of our common stock to decline.

We do not intend to pay and are limited in our ability to declare or pay dividends; accordingly, shareholders must rely on stock appreciation for any return on their investment in us.
We do not anticipate paying cash dividends. Further, under our loan agreement with Bank of America (“BofA”), we are not permitted to declare or pay a dividend unless we meet certain financial covenants. As a result, only appreciation of the price of our common stock will provide a return to shareholders. Investors seeking cash dividends should not invest in our common stock.

The fair value of our intangible assets, including goodwill, may become impaired.
As a result of the KBC Merger, we have recognized a significant increase in our total intangible assets, including goodwill. As of December 31, 2013, we had $29.6 million in an assortment of intangible assets, on a net basis, which represented nearly 17.4% of our total assets. If any circumstances were to occur, such as economic recession or other factors causing a reduction in consumer demand, or for any other reason we were to experience a significant decrease in sales growth, which had a negative impact on our estimated cash flows associated with these assets, our analyses of these assets may conclude that a decrease in the fair value of these assets occurred. If this were to occur, we would be required to recognize a potentially significant loss on impairment of these assets. Any such impairment loss would be charged against current operations in the period of change.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own and operate four highly-automated, small-batch production breweries: the Oregon Brewery, the Washington Brewery, the New Hampshire Brewery, and the Hawaiian Brewery, as well as two small, innovation brewing systems in Portland, Oregon and Portsmouth, New Hampshire. We lease the sites upon which the Hawaiian Brewery and Pubs, the New Hampshire Breweries and Pub, the Portland Innovation Brewery, and Oregon Pub are located, in addition to our office space and warehouse locations in Portland, Oregon for our corporate, administrative and sales functions. These operating leases expire at various times between 2014 and 2047. Certain of these leases are with related parties. See Notes 17 and 18 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this report for further discussion regarding these arrangements.

Certain information regarding our production breweries is as follows (capacity in thousands of barrels):

Production Breweries	Square Footage	Current Annual Capacity	Maximum Annual Capacity
Oregon Brewery	185,000	630	650
Washington Brewery	128,000	220	280
New Hampshire Brewery	125,000	215	280
Hawaiian Brewery	11,000	10	10
		1,075	1,220

As a result of adding fermentation capacity and modifying our brewing schedules during 2012, the total annual capacity of all our breweries was approximately 1,075,000 barrels as of December 31, 2013 and 2012. Combined, our breweries have the potential to reach 1,220,000 barrels in annual capacity when fully optimized based on the currently available space and current product mix.

Substantially all of the personal property and the real properties associated with the Oregon Brewery secure our loan agreement with BofA. See Note 9 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

Item 3.	Legal Proceedings

We are involved, from time to time, in claims, proceedings and litigation arising in the normal course of business. We believe that, to the extent that any pending or threatened litigation involving us or our properties exists, such litigation is not likely to have a material adverse effect on our financial condition or results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ Stock Market (“NASDAQ”) under the trading symbol BREW. The table below sets forth, for the fiscal quarters indicated, the reported high and low closing sale prices of our common stock, as reported on the NASDAQ:

2012	High	Low
Quarter 1	$7.98	$5.84
Quarter 2	8.47	7.03
Quarter 3	8.92	7.50
Quarter 4	8.00	5.62

2013	High	Low
Quarter 1	$7.50	$6.39
Quarter 2	8.24	7.19
Quarter 3	13.80	8.40
Quarter 4	17.78	13.00

We had 683 common shareholders of record as of February 28, 2014.

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

Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
We did not repurchase any of our common stock during the fourth quarter of 2013.

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

	Base	Indexed Returns
	Period	Year Ended
Company/Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Craft Brew Alliance, Inc.	$100.00	$200.00	$615.83	$501.67	$540.00	$1,368.33
NASDAQ Composite	100.00	143.89	168.22	165.19	191.47	264.84
S&P 500 Beverages Index	100.00	120.23	137.85	144.11	151.53	180.99

Item 6.	Selected Financial Data

The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

In thousands, except per share amounts	Year Ended December 31,
Statement of Operations Data	2013	2012	2011	2010	2009
Net sales	$179,180	$169,287	$149,197	$131,731	$124,713
Cost of sales	128,919	119,261	104,011	98,064	97,230
Gross profit	$50,261	$50,026	$45,186	$33,667	$27,483
Selling, general and administrative expenses	$46,461	$44,890	$39,742	$29,938	$24,911
Operating income	$3,800	$5,136	$5,444	$3,170	$2,347
Gain on sale of equity interest in Fulton Street Brewery, LLC	$-	$-	$10,432	$-	$-
Income before provision for income taxes	$3,263	$4,477	$15,692	$2,786	$1,073
Provision for income taxes	1,304	1,951	6,041	1,100	186
Net income	$1,959	$2,526	$9,651	$1,686	$887

Basic and diluted net income per share	$0.10	$0.13	$0.51	$0.10	$0.05

Shares used in basic per share calculations	18,923	18,862	18,834	17,523	17,004
Shares used in diluted per share calculations	19,042	18,934	18,931	17,568	17,041

	December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data
Cash and cash equivalents	$2,726	$5,013	$795	$164	$11
Working capital (deficit)	5,782	5,207	2,327	(4,435)	(2,527)
Total assets	170,286	165,664	158,908	158,266	141,585
Current portion of long-term debt and capital leases	710	642	596	2,460	1,481
Long-term debt and capital leases, net of current portion	11,050	12,440	13,188	24,675	24,685
Other long-term obligations	18,303	17,903	16,261	11,388	8,210
Shareholders’ equity	111,232	108,195	104,509	94,196	80,632

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Craft Brew Alliance, Inc. is an independent craft brewing company that was formed through the merger of leading Pacific Northwest craft brewers – Widmer Brothers Brewing and Redhook Ale Brewery – in 2008.  Since our formation, we have remained focused on preserving and growing one-of-a-kind craft beers and brands. Today, we are comprised of five unique and pioneering craft beer and cider brands:

•	Redhook Ale Brewery founded by Gordon Bowker and Paul Shipman in 1981 in Seattle, Washington;
•	Widmer Brothers Brewing founded by brothers Kurt and Rob Widmer in 1984 in Portland, Oregon;
•	Kona Brewing Co. founded by father and son team Cameron Healy and Spoon Khalsa in 1994 in Kona, Hawaii;
•	Omission Beer, internally developed by our brewing team as the first beer brand specially crafted to remove gluten, and launched in 2012 in Portland, Oregon; and
•	Square Mile Cider Company, the first non-beer brand family created by Craft Brew Alliance, and launched in 2013.

Since our formation, we have focused our business activities on satisfying consumers through the brewing, marketing and selling of high-quality craft beers in the United States. Today, as an independent craft brewer, we possess several distinct advantages, unique in the craft beer category. These advantages derive from the combination of: i) our innovative portfolio of distinct craft beer and cider brand families; ii) evolving national brewing footprint with national sales and marketing reach; iii) expertise in developing partnerships and new growth strategies; iv) leadership team with significant beer and growth-company expertise; v) proven ability to manage brand lifecycles, from development to turnaround; and vi) successful track record managing mergers, divestitures and acquisitions.

We proudly brew our craft beers in four company-owned breweries located in Portland, Oregon; the Seattle suburb of Woodinville, Washington; Portsmouth, New Hampshire; and Kailua-Kona, Hawaii. Additionally, we own and operate two small innovation breweries, primarily used for small batch production and innovative brews, in Portland, Oregon and Portsmouth, New Hampshire.

We distribute our beers to retailers through independent wholesalers that are aligned with the Anheuser-Busch, LLC (“A-B”) network. These sales are made pursuant to a Master Distributor Agreement (the “A-B Distributor Agreement”) with A-B. As a result of this distribution arrangement, we believe that, under alcohol beverage laws in a majority of states, these wholesalers would own the exclusive right to distribute our beers in their respective markets if the A-B Distributor Agreement expires or is terminated. Redhook and Widmer Brothers beers are distributed in all 50 states and Kona beers are distributed in 36 states. Omission Beer continues to expand into new markets in the U.S. and internationally. Square Mile is currently available in 10 states in the West. Separate from our A-B wholesalers, we maintain an internal independent sales and marketing organization with resources across the key functions of brand management, field marketing, field sales, and national retail sales.

We operate in two segments: Beer Related operations and Pubs operations. Beer Related operations include the brewing and sale of craft beers and cider from our six breweries, both domestically and internationally. Pubs operations primarily include our five pubs, four of which are located adjacent to our Beer Related operations, as well as other merchandise sales, and sales of our beers directly to customers.

Following is a summary of our financial results:

	Net Sales	Net Income	Number of Barrels Sold
2013	$179.2 million	$2.0 million	756,600
2012	$169.3 million	$2.5 million	724,900
2011	$149.2 million	$9.7 million	672,600

Results of Operations

The following table sets forth, for the periods indicated, certain information from our Consolidated Statements of Income expressed as a percentage of net sales(1):

	Year Ended December 31,
	2013	2012	2011
Sales	107.4%	107.5%	107.9%
Less excise tax	7.4	7.5	7.9
Net sales	100.0	100.0	100.0
Cost of sales	71.9	70.4	69.7
Gross profit	28.1	29.6	30.3
Selling, general and administrative expenses	25.9	26.5	26.6
Operating income	2.1	3.0	3.6
Income from equity method investments	-	-	0.5
Gain on sale of FSB	-	-	7.0
Interest expense	(0.3)	(0.4)	(0.6)
Interest and other income, net	-	-	-
Income before income taxes	1.8	2.6	10.5
Income tax provision	0.7	1.2	4.0
Net income	1.1%	1.5%	6.5%

(1)  Percentages may not sum due to rounding.

Segment Information
Net sales, gross profit and gross margin information by segment was as follows (dollars in thousands):

	Year Ended December 31,
2013	Beer Related	Pubs and Other	Total
Net sales	$154,830	$24,350	$179,180
Gross profit	$47,055	$3,206	$50,261
Gross margin	30.4%	13.2%	28.1%

2012
Net sales	$145,670	$23,617	$169,287
Gross profit	$46,341	$3,685	$50,026
Gross margin	31.8%	15.6%	29.6%

2011
Net sales	$127,376	$21,821	$149,197
Gross profit	$41,626	$3,560	$45,186
Gross margin	32.7%	16.3%	30.3%

Sales by Category
The following tables set forth a comparison of sales by category (dollars in thousands):

	Year Ended December 31,		Dollar
Sales by Category	2013	2012	Change	% Change
A-B and A-B related	$159,001	$147,628	$11,373	7.7%
Contract brewing and beer related(1)	9,082	10,773	(1,691)	(15.7)%
Excise taxes	(13,253)	(12,731)	(522)	4.1%
Net beer related sales	154,830	145,670	9,160	6.3%
Pubs(2)	24,350	23,617	733	3.1%
Net sales	$179,180	$169,287	$9,893	5.8%

	Year Ended December 31,		Dollar
Sales by Category	2012	2011	Change	% Change
A-B and A-B related	$147,628	$130,137	$17,491	13.4%
Contract brewing and beer related(1)	10,773	9,042	1,731	19.1%
Excise taxes	(12,731)	(11,803)	(928)	7.9%
Net beer related sales	145,670	127,376	18,294	14.4%
Pubs(2)	23,617	21,821	1,796	8.2%
Net sales	$169,287	$149,197	$20,090	13.5%

(1)	Beer related includes international beer sales.
(2)	Pubs sales include sales of promotional merchandise and sales of beer directly to customers.

Shipments by Category
Shipments by category were as follows (in barrels):

Year Ended December 31,	2013 Shipments	2012 Shipments	Increase (Decrease)	% Change	Change in Depletions(1)
A-B and A-B related	708,100	660,000	48,100	7.3%	11%
Contract brewing and beer related(2)	37,100	52,700	(15,600)	(29.6)%
Pubs	11,400	12,200	(800)	(6.6)%
Total	756,600	724,900	31,700	4.4%

Year Ended December 31,	2012 Shipments	2011 Shipments	Increase	% Change	Change in Depletions(1)
A-B and A-B related	660,000	611,200	48,800	8.0%	6%
Contract brewing and beer related(2)	52,700	51,300	1,400	2.7%
Pubs	12,200	10,100	2,100	20.8%
Total	724,900	672,600	52,300	7.8%

(1)	Change in depletions reflects the year-over-year change in barrel volume sales of beer by wholesalers to retailers.
(2)	Contract brewing and beer related includes international shipments of our beers.

The increase in sales to A-B and A-B related in 2013 compared to 2012 was primarily due to an increase in shipments and a shift in mix towards packaged, which has a higher selling price per barrel than draft.

The increase in sales to A-B and A-B related in 2012 compared to 2011 was primarily due to increased shipments, higher selling prices for our beers, and a shift in product mix towards packaged and high-end product, both of which carry a higher price per unit than draft. Gross sales in 2012 was also favorably impacted by a decrease in the per barrel fee associated with sales to A-B as a result of an amendment to our A-B Distributor Agreement in May 2011. This lower fee level for the period of January 2012 through April 2012 generated approximate savings of $1.2 million as compared to the same period in 2011.

Exclusive of the impact of the favorable change in our per barrel margin fee, the average revenue per barrel on shipments of beer through the A-B distribution network increased by 0.4% in 2013 compared to 2012 and 4.2% in 2012 compared to 2011, primarily due to pricing increases and shifts in brand, package and geographic mix. Price changes implemented by us have generally followed craft beer market pricing trends. During 2013, 2012 and 2011, we sold 93.6%, 91.0% and 90.9%, respectively, of our beer through A‑B at wholesale pricing levels.

The decrease in contract brewing and beer related sales in 2013 compared to 2012 was primarily due to a $3.1 million decrease related to the mutually-agreed upon termination of our contract brewing agreement with FSB effective September 1, 2012. This decrease was partially offset by a $1.2 million increase in international shipments of our beers, which sell at a higher rate per barrel than contract brewing sales. Pursuant to our agreement with FSB, we phased out production of FSB branded beers by the end of November 2012 utilizing remaining inventory on-hand. In consideration, FSB paid us $70,000 per month through September 2013. We recorded $0.8 million in Sales during the period from September 1, 2012 to December 31, 2012 under the terms of the termination agreement.

The increase in contract brewing and beer related sales in 2012 compared to 2011 was due to an increase in shipments under the arrangement with FSB. We recorded $0.8 million in Sales during the period from September 1, 2012 to December 31, 2012 under the terms of the termination agreement.

Sales to FSB through the contract brewing arrangement, classified in Sales, were as follows (dollars in thousands):

Year Ended December 31,
2013	2012	2011
$-	$3,083	$2,863

The increases in excise taxes in 2013 compared to 2012 and in 2012 compared to 2011 were due to higher shipments.

Pubs sales increased in 2013 compared to 2012, primarily as a result of our Kona Pubs in Hawaii experiencing increased sales as a result of higher guest counts, partially offset by lower sales at our Redhook Pub in Woodinville as a result of a twelve-week closure for a full remodel of that location. The Redhook Pub in Woodinville, Washington re-opened at the end of May 2013.

Pubs sales increased in 2012 compared to 2011 primarily due to increased guest counts and pricing in certain markets. The increase was also attributable to an increase in the number of barrels sold, primarily as a result of the increase in guest counts.

The overall increase in volume in 2013 compared to 2012 reflected the continued strength of the Kona Brewing, Redhook Brewery and Omission brands, partially offset by a decrease in Widmer Brothers brands as we continued its repositioning in the marketplace.

The overall increase in volume in 2012 compared to 2011 was primarily driven by our increased sales and marketing efforts, timing of programs and new brand and package introductions, partially offset by a decline in our event volume, which is included in Pubs.

Shipments by Brand
The following table sets forth a comparison of shipments by brand (in barrels):

Year Ended December 31,	2013 Shipments	2012 Shipments	Increase (Decrease)	% Change	Change in Depletions
Kona	256,800	220,000	36,800	16.7%	23%
Widmer Brothers(1)	252,600	264,300	(11,700)	(4.4)%	(3)%
Redhook	216,900	191,000	25,900	13.6%	15%
Total(2)	726,300	675,300	51,000	7.6%	11%

Year Ended December 31,	2012 Shipments	2011 Shipments	Increase (Decrease)	% Change	Change in Depletions
Kona	220,000	172,800	47,200	27.3%	23%
Widmer Brothers(1)	264,300	271,200	(6,900)	(2.5)%	(5)%
Redhook	191,000	179,300	11,700	6.5%	6%
Total(2)	675,300	623,300	52,000	8.3%	6%

(1)	Widmer Brothers includes the shipments and depletions from our Omission and Square Mile brand families.
(2)	Total shipments by brand include international shipments and exclude shipments produced under our contract brewing arrangements.

The increase in our Kona brand shipments in 2013 compared to 2012 was primarily due to the introduction on the mainland of our Big Wave Golden Ale during the third quarter of 2012, as well as expansion of sales of our Kona brands into certain Midwest states at the beginning of 2013, which also contributed to the continued sales growth of our Longboard Lager.

Kona continued to be one of the fastest growing brands in the craft category in shipments in 2012 compared to 2011. The increase in our Kona brand shipments in 2012 compared to 2011 was also due to the success of our Kona variety packs and the increased velocity of our Kona flagship, Longboard Lager, in existing markets. During the third quarter of 2012, we launched our Big Wave Golden Ale, previously available only in Hawaii, on the mainland. The introduction of our Kona beer in cans in March 2012 also contributed to the increase.

We believe the Kona sales growth was due to the Always Aloha message and quality of the beer resonating with consumers. We continue to successfully introduce our Kona beers to new markets, which has been contributing to the brand’s shipment growth.

The decrease in our Widmer Brothers brand shipments in 2013 compared to 2012 was primarily due to a decline in shipments of Hefeweizen, partially offset by an increase in shipments of Omission.

The decrease in our Widmer Brothers brand shipments in 2012 compared to 2011 was primarily due to pressure on our Hefeweizen beer which experienced competition from large, multi-national wheat beer competitors, particularly in draft in California. Partially offsetting this decrease was the positive effect of our focus on the core Widmer Brothers brands, including our Rotator IPAs and seasonals, and our high‑end offerings, which is fueling broader consumer awareness of the overall Widmer Brothers brand.

The increase in our Redhook brand shipments in 2013 compared to 2012 was primarily the result of launching our new Audible Ale, a craft beer developed in partnership with Dan Patrick, at the Super Bowl in February 2013, as well as our new Game Changer Ale, co-developed with Buffalo Wild Wings as a craft beer that pairs well with wings. Redhook is also experiencing further penetration into existing markets, particularly by our Long Hammer IPA.

The increase in our Redhook brand shipments in 2012 compared to 2011 was the result of our investments in new packaging, brand introductions and marketing initiatives. These investments have resulted in the unique Redhook brand position, which we believe is resonating with consumers.

For each of the brand families discussed above, shipments lagged depletions for 2013 as a result of optimizing our supply chain processes, including brewing, during the 2013 first quarter to more closely align with the seasonality of our beer sales.

Shipments by Package
The following table sets forth a comparison of our shipments by package, excluding contract brewing shipments produced under our contract brewing arrangements (in barrels):

	2013		2012		2011
Year Ended December 31,	Shipments	% of Total	Shipments	% of Total	Shipments	% of Total
Draft	205,500	28.3%	214,800	31.8%	219,400	35.2%
Packaged	520,800	71.7%	460,500	68.2%	403,900	64.8%
Total	726,300	100.0%	675,300	100.0%	623,300	100.0%

The shift in mix from draft to packaged in 2013 compared to 2012 was primarily the result of the increases in volumes of our Kona and Redhook packaged beers and lower volumes on our Widmer Brothers draft beer. Increased competition across the industry, as a result of both the entry of large, multi-national brewers into the craft beer segment and the significant increase in small, local breweries nationally, is putting pressure on on-premise draft sales.

The shift in mix from draft to packaged in 2012 compared to 2011 was primarily the result of the increase in volumes on our Kona packaged beer and lower volumes on our Hefeweizen draft beer.

Cost of Sales
Cost of sales includes purchased raw materials, direct labor, overhead and shipping costs.

Information regarding Cost of sales was as follows (dollars in thousands):

	Year Ended December 31,		Dollar
	2013	2012	Change	% Change
Beer Related	$107,775	$99,329	$8,446	8.5%
Pubs	21,144	19,932	1,212	6.1%
Total	$128,919	$119,261	$9,658	8.1%

	Year Ended December 31,		Dollar
	2012	2011	Change	% Change
Beer Related	$99,329	$85,750	$13,579	15.8%
Pubs	19,932	18,261	1,671	9.2%
Total	$119,261	$104,011	$15,250	14.7%

The increase in Beer Related Cost of sales in 2013 compared to 2012 was primarily due to the increase in shipments discussed above, as well as the mix shift from draft to packaged as the per barrel equivalent cost of packaged is higher than draft and increased distribution costs per barrel.

The increase in Beer Related Cost of sales in 2012 compared to 2011 was due to the increase in shipments discussed above, as well as the mix shift from draft to packaged. In addition, increased distribution costs, including offsite storage and fuel, increased labor, and higher grain prices, contributed to the increase.

Pubs Cost of sales increased in 2013 compared to 2012 primarily due to cost increases across various categories, including labor, food, merchandise and rent.

The increase in Pubs Cost of sales in 2012 compared to 2011 was primarily due to the increase in guest counts noted above, as well as increased labor, food and beverage costs in certain markets.

Capacity Utilization
Capacity utilization is calculated by dividing total shipments by approximate working capacity and was as follows:

	Year Ended December 31,
	2013	2012	2011
Capacity utilization	70%	73%	75%

During 2012, we increased the combined capacity of our production breweries from approximately 900,000 barrels per year to approximately 1,075,000 barrels per year. Utilization in 2012 and 2011 would have been 67% and 63%, respectively, if this increased capacity of our breweries had been available since January 1, 2011.

At mid-year 2014, we will be expanding our brewing capability into the Southeastern U.S. through a new partnership. This new partnership will help to improve gross margin by bringing brewing capability closer to growing markets, while alleviating emerging capacity constraints within our Portsmouth, New Hampshire brewery driven by growth in the east region and internationally.

Gross Profit
Information regarding gross profit was as follows (dollars in thousands):

	Year Ended December 31,		Dollar
	2013	2012	Change	% Change
Beer Related	$47,055	$46,341	$714	1.5%
Pubs	3,206	3,685	(479)	(13.0)%
Total	$50,261	$50,026	$235	0.5%

	Year Ended December 31,		Dollar
	2012	2011	Change	% Change
Beer Related	$46,341	$41,626	$4,715	11.3%
Pubs	3,685	3,560	125	3.5%
Total	$50,026	$45,186	$4,840	10.7%

Gross profit as a percentage of net sales, or gross margin rate, was as follows:

	Year Ended December 31,
	2013	2012	2011
Beer Related	30.4%	31.8%	32.7%
Pubs	13.2%	15.6%	16.3%
Total	28.1%	29.6%	30.3%

The increase in Gross profit in 2013 compared to 2012 was due to the increase in shipment volumes discussed above. The increase was partially offset by the increase in supply-chain costs, including distribution, a decline in our Pubs gross profit as a result of a twelve-week closure of our Redhook Pub in Woodinville, Washington for a full remodel of that location, and increased Pubs costs.

The decrease in the Beer Related gross margin rate in 2013 compared to 2012 was primarily due to the change in product mix and higher distribution costs per barrel; the decrease was also due to the $0.8 million recorded in Sales in 2012 under the terms of the termination agreement with FSB with no associated costs. The decline in the Pubs gross margin rate in 2013 compared to 2012 was primarily due to the closure and post‑renovation ramp‑up of our Woodinville Pub, as discussed above, and increases in food and labor costs.

The increase in Gross profit in 2012 compared to 2011 was due to increases in shipment volumes discussed above, partially offset by declines in overall gross margin rates. The decline in the beer related gross margin rate was primarily due to the higher brewery variable costs on a per barrel basis. The decline was partially offset by better fixed cost coverage, a shift in mix to our higher-end beers and the $0.8 million recorded in Sales under the terms of the termination agreement with FSB with no associated costs. The increase in Pubs Gross profit in 2012 compared to 2011 was primarily due to increases in guest counts and pricing, partially offset by increases in labor, food and beverage costs, which contributed to the lower gross margin rate.

Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) include compensation and related expenses for our sales and marketing activities, management, legal and other professional and administrative support functions.

Information regarding SG&A was as follows (dollars in thousands):

	Year Ended December 31,		Dollar
	2013	2012	Change	% Change
	$46,461	$44,890	$1,571	3.5%
As a % of Net sales	25.9%	26.5%

	Year Ended December 31,		Dollar
	2012	2011	Change	% Change
	$44,890	$39,742	$5,148	13.0%
As a % of Net sales	26.5%	26.6%

The increase in SG&A in 2013 compared to 2012 was primarily due to increases in employee related costs, and new packaging design and development costs. SG&A decreased as a percentage of Net sales in 2013 compared to 2012 primarily due to our leveraging of spending in prior periods.

The increase in SG&A in 2012 compared to 2011 was primarily due to increases in labor costs as we expand our national footprint into new geographies and increased costs associated with the launch of our Omission and Big Wave brands. Our investments in sales and marketing were consistent with our strategic focus on firmly establishing our brands’ national footprint and competitively addressing the varied needs of craft beer consumers. These increases were partially offset by lower packaging design and development costs.

Income from Equity Method Investments
Income from equity method investments in 2011 related to our share of FSB’s net income through the date of sale in May 2011.

Gain on Sale of FSB
Our pre-tax gain on the sale of FSB in 2011 totaled $10.4 million, which resulted from proceeds of $16.3 million less the investment in FSB of $5.9 million.

Interest Expense
Information regarding interest expense was as follows (dollars in thousands):

	Year Ended December 31,		Dollar
	2013	2012	Change	% Change
Interest expense	$464	$663	$(199)	(30.0)%

	2012	2011
Interest expense	$663	$918	$(255)	(27.8)%

	Year Ended December 31,
	2013	2012	2011
Average debt outstanding	$12,615	$13,436	$20,163
Average interest rate	2.92%	2.74%	3.43%

The decrease in Interest expense in 2013 compared to 2012 was due to the expiration of an interest rate swap contract, lower average outstanding borrowings and lower average interest rates.

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

Income Tax Provision
Our effective income tax rate was 40.0%, 43.6% and 38.5% in 2013, 2012 and 2011, respectively. The effective income tax rates reflect the impact of non-deductible expenses, primarily state and local taxes, meals and entertainment expenses and tax credits.

The rate in 2012 reflects the impact of increasing the tax rate applied against the net deferred tax liability due to the State of California changing income apportionment rules to a single sales factor methodology effective January 1, 2013. This one-time adjustment resulted in a 3.4 percentage point increase to our 2012 effective income tax rate, or $153,000 of our Income tax provision.

Liquidity and Capital Resources

We have required capital primarily for the construction and development of our production breweries, to support our expansion and growth plans and to fund our working capital needs. Historically, we have financed our capital requirements through cash flows from operations, bank borrowings and the sale of common and preferred stock. We anticipate meeting our obligations for the twelve months beginning January 1, 2014 primarily from cash flows generated from operations. In addition, we may borrow under our line of credit facility as the need arises. Capital resources available to us at December 31, 2013 included $2.7 million of Cash and cash equivalents and $22 million available under our line of credit facility.

We had $5.8 million of working capital and our debt as a percentage of total capitalization (total debt and common shareholders’ equity) was 9.6% at December 31, 2013.

A summary of our cash flow information was as follows (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Cash flows provided by operating activities	$8,457	$13,105	$6,728
Cash flows provided by (used in) investing activities	(9,894)	(8,683)	7,131
Cash flows used in financing activities	(850)	(204)	(13,228)
Increase (decrease) in cash and cash equivalents	$(2,287)	$4,218	$631

Cash provided by operating activities of $8.5 million in 2013 resulted from our Net income of $2.0 million, net non-cash expenses of $9.4 million and changes in our operating assets and liabilities as discussed in more detail below.

Accounts receivable, net, increased $0.9 million to $11.4 million at December 31, 2013 compared to $10.5 million at December 31, 2012. This increase was primarily due to a $2.1 million increase in our receivable from A-B, which totaled $8.5 million at December 31, 2013, partially offset by decreases in our other accounts receivable. Historically, we have not had collection problems related to our accounts receivable.

Inventories increased $4.9 million to $16.6 million at December 31, 2013 compared to $11.7 million at December 31, 2012, primarily to support an expected increase in shipment volume.

Accounts payable increased $2.4 million to $14.7 million at December 31, 2013 compared to $12.3 million at December 31, 2012, primarily due to increased inventory purchases to support our expected increased level of sales, partially offset by a $0.3 million decrease in the portion of our payable to A-B that is included in our Accounts payable, which totaled $1.1 million at December 31, 2013.

As of December 31, 2013, we had the following net operating loss carryforwards (“NOLs”) and federal credit carry forwards available to offset payment of future income taxes:

•	state NOLs of $42,000, tax-effected; and
•	federal alternative minimum tax (“AMT”) credit carry forwards of $428,000.

We anticipate that we will utilize the remaining NOLs and federal credit carry forwards in the near future and, accordingly, once utilized, we will be required to satisfy all of our income tax obligations with cash.

Capital expenditures of $10.2 million in 2013 were primarily directed to Pubs remodeling and beer production capacity and efficiency improvements. As of December 31, 2013, we had $0.3 million of the $10.2 million of expenditures recorded in Accounts payable on our Consolidated Balance Sheets. We anticipate capital expenditures of approximately $15 million to $20 million in 2014 primarily for capacity and efficiency improvements, quality initiatives and restaurant and retail.

Loan Agreement

We have a loan agreement (as amended, the “Loan Agreement”) with Bank of America, N.A., which consists of a $22.0 million revolving line of credit (“Line of Credit”), including provisions for cash borrowings and up to $2.5 million notional amount of letters of credit, and an $10.8 million term loan (“Term Loan”). We may draw upon the Line of Credit for working capital and general corporate purposes until expiration on October 31, 2018. The maturity date of the Term Loan is September 30, 2023. At December 31, 2013, we had no borrowings outstanding under the Line of Credit.

Under the Loan Agreement, interest accrues at an annual rate based on the London Inter-Bank Offered Rate (“LIBOR”) Daily Floating Rate plus a marginal rate. The marginal rate varies from 1.00% to 2.25% based on our funded debt ratio. At December 31, 2013, our marginal rate was 1.00%, resulting in an annual interest rate of 1.17%. Accrued interest for the Line of Credit and the Term Loan is due and payable monthly.

In connection with an amendment to the Loan Agreement on November 15, 2013, we paid down the Term Loan by $0.6 million in order to bring the outstanding principal balance to $10.8 million to achieve an 80% loan to value ratio on certain property securing the Loan Agreement. Monthly principal payments of $45,000 will be made on the Term Loan from January 1, 2014 through September 30, 2023, with any unpaid principal and accrued interest being paid on September 30, 2023. The outstanding principal balance was $10.8 million at December 31, 2013.

The November 15, 2013 amendment also provided for the approval of acquisitions within the same line of business as long as we remain in compliance with the financial covenants of the Loan Agreement and at least $5.0 million remains available on the Line of Credit following the acquisition. In addition, the amendment released our Woodinville, Washington property as collateral and, accordingly, only our Oregon brewery is collateral on the Term Loan.

Contractual Commitments and Obligations

The following is a summary of our contractual commitments and obligations as of December 31, 2013 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	2014	2015 and 2016	2017 and 2018	2019 and beyond
Term loan	$10,800	$540	$1,080	$1,080	$8,100
Interest on term loan(1)	935	114	231	205	385
Promissory notes	600	-	600	-	-
Interest on promissory notes	204	144	60	-	-
Note with related party	165	165	-	-	-
Interest on note with related party	4	4	-	-	-
Operating leases	17,790	1,263	2,346	1,765	12,416
Capital leases	12	6	6	-	-
Purchase commitments	25,975	19,536	5,544	895	-
Sponsorship obligations	4,260	2,308	1,632	320	-
	$60,745	$24,080	$11,499	$4,265	$20,901

(1)	The variable interest rate on our term loan was 1.17% at December 31, 2013.

See Notes 9 and 17 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional information.

Inflation

We believe that the impact of inflation was minimal on our business in 2013, 2012 and 2011.

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

Goodwill and Other Indefinite-lived Intangible Assets
We test goodwill and other indefinite-lived intangible assets for impairment on an annual basis, or as indicators of impairment are present. We have an option to first assess certain qualitative factors for indications of impairment in order to determine whether it is necessary to perform the quantitative, two-step impairment test. If we choose not to first perform the qualitative test, or we determine that it is more likely than not that the fair value of the reporting unit is less than the carrying amount, we perform the quantitative two-step impairment test.

Our goodwill and other indefinite-lived intangible assets impairment loss calculations contain uncertainties because they require management to make assumptions in the qualitative assessment of relevant events and circumstances and to estimate the fair value of our reporting units and indefinite-lived intangible assets, including estimating future cash flows. These calculations contain uncertainties because they require management to make assumptions and apply judgment to estimate economic factors and the profitability of future business operations and, if necessary, the fair value of a reporting unit’s assets and liabilities. Further, our ability to realize the future cash flows used in our fair value calculations is affected by changes in such factors as economic conditions, our operating performance, our industry and our business strategies.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for impairment losses on goodwill. Based on the results of our annual impairment test for goodwill and other indefinite-lived intangible assets, no impairment was recorded. We believe, based on our assessment discussed above, that our goodwill and other indefinite-lived intangible assets are not at risk of impairment. However, if actual results are not consistent with our estimates or assumptions or there are significant changes in any of these estimates, projections or assumptions, the fair value of these assets in future measurement periods could be materially affected resulting in an impairment that could materially affect our results of operations.

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

Revenue Recognition
We recognize revenue from product sales, net of excise taxes, discounts and certain fees we must pay in connection with sales to a member of the A-B wholesale distributor network, when the products are delivered to the member. A member of the A-B wholesale distributor network may be a branch of A‑B or an independent wholesale distributor.

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

Interest Rate Risk
We have assessed our vulnerability to certain market risks, including interest rate risk associated with financial instruments included in cash and long-term debt. To mitigate this risk, we entered into a five-year interest rate swap agreement, which expired July 1, 2013, to hedge the variability of interest payments associated with our variable-rate borrowings. Since the interest rate swap hedged the variability of interest payments on variable rate debt with similar terms, it qualified for cash flow hedge accounting treatment. This interest rate swap reduced our overall interest rate risk. As of December 31, 2013, we had $10.8 million of unhedged variable-rate debt outstanding. A 10% increase or decrease in the interest rate on our variable-rate debt would not have a material effect on our financial position, results of operations or cash flows.

Due to the nature of our highly liquid cash, an increase or decrease in interest rates would not materially affect the fair value of our cash or the related interest income.

Item 8.	Financial Statements and Supplementary Data

Unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2013 is as follows:

2013 (In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$36,609	$49,007	$49,354	$44,210
Cost of sales	27,666	34,043	34,512	32,698
Gross profit	8,943	14,964	14,842	11,512
Selling, general and administrative expenses	11,760	12,950	11,602	10,149
Operating income (loss)	(2,817)	2,014	3,240	1,363
Other expense, net	(179)	(150)	(120)	(88)
Income (loss) before income taxes	(2,996)	1,864	3,120	1,275
Income tax provision (benefit)	(1,222)	769	1,228	529
Net income (loss)	$(1,774)	$1,095	$1,892	$746
Basic and diluted net income (loss) per share(1)	$(0.09)	$0.06	$0.10	$0.04

Shares used in basic per share calculation	18,884	18,926	18,937	18,946
Shares used in diluted per share calculation	18,884	18,992	19,067	19,113

2012 (In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$38,499	$44,264	$44,588	$41,936
Cost of sales	26,792	30,926	30,964	30,579
Gross profit	11,707	13,338	13,624	11,357
Selling, general and administrative expenses	10,373	12,222	11,907	10,388
Operating income	1,334	1,116	1,717	969
Other expense, net	(161)	(176)	(155)	(167)
Income before income taxes	1,173	940	1,562	802
Income tax provision	475	381	614	481
Net income	$698	$559	$948	$321
Basic and diluted net income per share(1)	$0.04	$0.03	$0.05	$0.02

Shares used in basic per share calculation	18,845	18,857	18,872	18,874
Shares used in diluted per share calculation	18,911	18,931	18,954	18,940

(1)   Basic and diluted net income (loss) per share may not sum to the full year as presented on the Consolidated statements of income due to rounding.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Craft Brew Alliance, Inc.

We have audited the accompanying consolidated balance sheets of Craft Brew Alliance, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Craft Brew Alliance, Inc. as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with generally accepted accounting principles in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Craft Brew Alliance, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2014 expressed an unqualified opinion thereon.

/s/ Moss Adams LLP

Seattle, Washington
March 6, 2014

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31,
	2013	2012

Assets
Current assets:
Cash and cash equivalents	$2,726	$5,013
Accounts receivable, net	11,370	10,512
Inventories	16,639	11,749
Deferred income tax asset, net	1,345	1,250
Other current assets	3,403	3,809
Total current assets	35,483	32,333

Property, equipment and leasehold improvements, net	104,193	102,852
Goodwill	12,917	12,917
Intangible and other assets, net	17,693	17,562
Total assets	$170,286	$165,664

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$14,742	$12,255
Accrued salaries, wages and payroll taxes	4,616	5,267
Refundable deposits	8,252	7,896
Other accrued expenses	1,381	1,066
Current portion of long-term debt and capital lease obligations	710	642
Total current liabilities	29,701	27,126

Long-term debt and capital lease obligations, net of current portion	11,050	12,440
Fair value of derivative financial instruments	-	219
Deferred income tax liability, net	17,719	17,156
Other liabilities	584	528
Total liabilities	59,054	57,469

Commitments and contingencies (Note 17)

Common shareholders' equity:
Common stock, $0.005 par value. Authorized 50,000,000 shares; issued and outstanding 18,972,247 and 18,874,256	95	94
Additional paid-in capital	136,972	136,030
Accumulated other comprehensive loss	-	(135)
Accumulated deficit	(25,835)	(27,794)
Total common shareholders' equity	111,232	108,195
Total liabilities and common shareholders' equity	$170,286	$165,664

The accompanying notes are an integral part of these financial statements.

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011

Sales	$192,433	$182,018	$161,000
Less excise taxes	13,253	12,731	11,803
Net sales	179,180	169,287	149,197
Cost of sales	128,919	119,261	104,011
Gross profit	50,261	50,026	45,186
Selling, general and administrative expenses	46,461	44,890	39,742
Operating income	3,800	5,136	5,444
Income from equity method investments	-	-	691
Gain on sale of equity interest in Fulton Street Brewery, LLC	-	-	10,432
Interest expense	(464)	(663)	(918)
Other income (expense), net	(73)	4	43
Income before income taxes	3,263	4,477	15,692
Income tax provision	1,304	1,951	6,041
Net income	$1,959	$2,526	$9,651

Basic and diluted net income per share	$0.10	$0.13	$0.51

Shares used in basic per share calculations	18,923	18,862	18,834

Shares used in diluted per share calculations	19,042	18,934	18,931

The accompanying notes are an integral part of these financial statements.

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2013	2012	2011

Net income	$1,959	$2,526	$9,651
Unrealized gains on derivative hedge transactions, net of tax	135	221	172
Comprehensive income	$2,094	$2,747	$9,823

The accompanying notes are an integral part of these financial statements.

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Common Shareholders'
	Shares	Par Value	Capital	Loss	Deficit	Equity
Balance at December 31, 2010	18,819	$94	$134,601	$(528)	$(39,971)	$94,196
Issuance of shares under stock plans	10	-	23	-	-	23
Stock-based compensation	16	-	467	-	-	467
Unrealized gains on derivative financial instruments, net of tax provision of $105	-	-	-	172	-	172
Net income	-	-	-	-	9,651	9,651
Balance at December 31, 2011	18,845	94	135,091	(356)	(30,320)	104,509
Issuance of shares under stock plans	6	-	13	-	-	13
Stock-based compensation	23	-	547	-	-	547
Tax benefit related to stock options	-	-	379	-	-	379
Unrealized gains on derivative financial instruments, net of tax provision of $132	-	-	-	221	-	221
Net income	-	-	-	-	2,526	2,526
Balance at December 31, 2012	18,874	94	$136,030	$(135)	$(27,794)	$108,195
Issuance of shares under stock plans	75	1	243	-	-	244
Stock-based compensation	23	-	549	-	-	549
Tax benefit related to stock options	-	-	150	-	-	150
Unrealized gains on derivative financial instruments, net of tax provision of $84	-	-	-	135	-	135
Net income	-	-	-	-	1,959	1,959
Balance at December 31, 2013	18,972	$95	$136,972	$-	$(25,835)	$111,232

The accompanying notes are an integral part of these financial statements.

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012	2011

Cash flows from operating activities:
Net income	$1,959	$2,526	$9,651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,164	7,369	7,204
Income from equity method investments, net of distributions received	-	-	(691)
Gain on sale of equity interest in Fulton Street Brewery, LLC	-	-	(10,432)
(Gain) loss on sale or disposal of property, equipment and leasehold improvements	195	23	(1)
Deferred income taxes	374	1,458	5,025
Stock-based compensation	549	547	467
Excess tax benefit from employee stock plans	(150)	(379)	-
Other	286	(329)	(135)
Changes in operating assets and liabilities:
Accounts receivable, net	(858)	2,396	(1,976)
Inventories	(5,577)	(1,855)	(640)
Other current assets	407	(994)	418
Other assets	-	-	(495)
Accounts payable and other accrued expenses	2,630	1,269	(2,773)
Accrued salaries, wages and payroll taxes	(651)	743	471
Refundable deposits	1,129	331	635
Net cash provided by operating activities	8,457	13,105	6,728

Cash flows from investing activities:
Expenditures for property, equipment and leasehold improvements	(9,894)	(9,138)	(8,488)
Proceeds from sale of property, equipment and leasehold improvements	-	37	120
Proceeds from the sale of equity interest in Fulton Street Brewery, LLC	-	418	15,527
Other	-	-	(28)
Net cash provided by (used in) investing activities	(9,894)	(8,683)	7,131

Cash flows from financing activities:
Principal payments on debt and capital lease obligations	(1,208)	(596)	(5,751)
Net borrowings (repayments) under revolving line of credit	-	-	(7,500)
Proceeds from issuances of common stock	244	13	23
Debt issuance costs	(46)	-	-
Excess tax benefit from employee stock plans	160	379	-
Net cash used in financing activities	(850)	(204)	(13,228)

Increase in cash and cash equivalents	(2,287)	4,218	631

Cash and cash equivalents:
Beginning of period	5,013	795	164
End of period	$2,726	$5,013	$795

Supplemental disclosure of cash flow information:
Cash paid for interest	$601	$774	$972
Cash paid for income taxes, net	543	416	675

Supplemental disclosure of non-cash information:
Receivable from sale of equity interest in Fulton Street Brewery, LLC	-	-	836
Purchases of Property, equipment and leasehold improvements included in Accounts payable	331	-	-

The accompanying notes are an integral part of these financial statements.

Note 1.  Nature of Operations

Overview
Craft Brew Alliance, Inc. was formed in 1981 to brew and sell craft beer. We produce, sell and market on a national basis innovative packaged and draft products for the Kona, Widmer Brothers, Redhook, Omission and Square Mile brands at our six company-owned breweries and operate five pubs that promote our products, offer dining and entertainment facilities and sell retail merchandise. Our common stock trades on the Nasdaq Stock Market under the trading symbol “BREW.”

Our products are distributed domestically in all 50 states. This national footprint was established primarily through a series of distribution agreements with Anheuser-Busch, LLC (“A-B”), a significant shareholder. In 2004, we and A‑B entered into three agreements, an exchange and recapitalization agreement (as amended, the “Exchange Agreement”), a master distributor agreement (as amended, the “A-B Distributor Agreement”) and a registration rights agreement that collectively constitute the framework of our existing relationship with A-B.

Under the present terms of the A‑B Distributor Agreement, we distribute our products in substantially all of our markets through A‑B’s seamless national wholesale distributor network. As a result of this distribution arrangement, we believe that, under alcohol beverage laws in a majority of states, these wholesalers own the exclusive right to distribute our beers in their respective markets if the A-B Distributor Agreement expires or is terminated. A-B’s domestic wholesaler network consists primarily of independent wholesalers, together with branches owned by A-B. The A-B Distributor Agreement is subject to early termination by either party upon the occurrence of certain events. The A‑B Distributor Agreement expires December 31, 2018, but may be renewed automatically for an additional ten-year period unless A‑B provides written notice to the contrary on or before June 30, 2018.

Basis of Presentation
The consolidated financial statements include the accounts of Craft Brew Alliance, Inc. and our wholly owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation.

Note 2.  Significant Accounting Policies

Cash and Cash Equivalents
We maintain cash balances with financial institutions that may exceed federally insured limits. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Under our cash management system, we utilize a controlled disbursement account to fund cash distribution checks presented for payment by the holder. Checks issued but not yet presented to banks may result in overdraft balances for accounting purposes. As of December 31, 2013, and December 31, 2012, bank overdrafts of $0.7 million and $1.1 million, respectively, were included in Accounts payable on our Consolidated Balance Sheets. Changes in book overdrafts from period to period are reported in the Consolidated Statement of Cash Flows as a component of operating activities within Accounts payable and Other accrued expenses.

Accounts Receivable
Accounts receivable primarily consists of trade receivables due from wholesalers and A-B for beer and promotional product sales. Because of state liquor laws and each wholesaler’s agreement with A-B, we do not have collectability issues related to the sale of our beer products. Accordingly, we do not regularly provide an allowance for doubtful accounts for beer sales. We have provided an allowance for promotional merchandise receivables that have been invoiced to the wholesaler, which reflects our best estimate of probable losses inherent in the accounts. We determine the allowance based on historical customer experience and other currently available evidence. When a specific account is deemed uncollectible, the account is written off against the allowance. The allowance for doubtful accounts was $25,000 at both December 31, 2013 and 2012.

Activity related to our allowance for doubtful accounts was immaterial in 2013, 2012 and 2011.

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

Property, Equipment and Leasehold Improvements
Property, equipment and leasehold improvements are stated at cost, less accumulated depreciation and accumulated amortization. Expenditures for repairs and maintenance are expensed as incurred; renewals and betterments are capitalized. Upon disposal of equipment and leasehold improvements, the accounts are relieved of the costs and related accumulated depreciation or amortization, and resulting gains or losses are reflected in our Consolidated Statements of Income.

Depreciation and amortization of property, equipment and leasehold improvements is provided on the straight-line method over the following estimated useful lives:

Buildings	30 – 50 years
Brewery equipment	10 – 25 years
Furniture, fixtures and other equipment	2 – 10 years
Vehicles	5 years
Leasehold improvements	The lesser of useful life or term of the lease

Valuation of Long-Lived Assets
We evaluate potential impairment of long-lived assets when facts and circumstances indicate that the carrying values of such assets may be impaired. An evaluation of recoverability is performed by comparing the carrying value of the assets to projected future undiscounted cash flows. Upon indication that the carrying value of such assets may not be recoverable, we recognize an impairment loss in the current period in our Consolidated Statements of Income. We did not identify indicators of impairment during 2013, 2012 or 2011.

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

Refundable Deposits on Kegs
We distribute our draft beer in kegs that are owned by us as well as in kegs that have been leased from third parties. Kegs that are owned by us are reflected in our Consolidated Balance Sheets at cost and are depreciated over the estimated useful life of the keg. When draft beer is shipped to the wholesaler, regardless of whether the keg is owned or leased, we collect a refundable deposit, presented as a current liability – Refundable deposits in our Consolidated Balance Sheets. Upon return of the keg to us, the deposit is refunded to the wholesaler. See discussion at Note 18, “Related-Party Transactions” for impact of lost kegs on our brewery equipment.

We have experienced some loss of kegs and anticipate that some loss will occur in future periods due to the significant volume of kegs handled by each wholesaler and retailer, the homogeneous nature of kegs owned by most brewers, and the relatively small deposit collected for each keg when compared with its market value. In order to estimate forfeited deposits attributable to lost kegs, we periodically use internal records, records maintained by A‑B, records maintained by other third party vendors and historical information to estimate the physical count of kegs held by wholesalers and A-B. These estimates affect the amount recorded as equipment and refundable deposits as of the date of the consolidated financial statements. The actual liability for refundable deposits may differ from estimates. As of December 31, 2013 and 2012, our Consolidated Balance Sheets included $8.0 million and $7.6 million, respectively, in refundable deposits on kegs and $6.5 million and $5.8 million, respectively, in keg equipment, net of accumulated depreciation.

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

Revenue Recognition
We recognize revenue from product sales, net of excise taxes, discounts and certain fees we must pay in connection with sales to a member of the A-B wholesale distributor network, when the products are delivered to the member. A member of the A-B wholesale distributor network may be a branch of A‑B or an independent wholesale distributor.

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

Taxes Collected from Customers and Remitted to Governmental Authorities
We account for tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction (i.e., sales, use, value added) on a net (excluded from revenue) basis.

Shipping and Handling Costs
Costs incurred to ship our product are included in Cost of sales in our Consolidated Statements of Income.

Advertising Expenses
Advertising costs, consisting of television, radio, print, outdoor advertising, on-line and social media, sponsorships, trade events, promotions and printed product information, as well as costs to produce these media, are expensed as incurred. The costs associated with point of sale display items and related promotional merchandise are inventoried and charged to expense when first used. For the years ended December 31, 2013, 2012 and 2011, we recognized costs for all of these activities totaling $12.4 million, $12.4 million and $11.9 million, respectively, which are reflected as Selling, general and administrative expenses in our Consolidated Statements of Income.

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

The estimated fair value of stock-based awards is recognized as compensation expense over the vesting period of the award, net of estimated forfeitures. We estimate forfeitures of stock-based awards based on historical experience and expected future activity.

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

Legal Costs
We are a party to legal proceedings arising in the normal course of business. We accrue for certain legal costs, including attorney fees, and potential settlement claims related to various legal proceedings that are estimable and probable. If not estimable and probable, legal costs are expensed as incurred as a component of Selling, general and administrative expenses.

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

We recognize the benefits of tax return positions when it is determined that the positions are “more-likely-than-not” to be sustained by the taxing authority. Interest and penalties accrued on unrecognized tax benefits are recorded as tax expense in the period incurred. At December 31, 2013 and 2012, we did not have any unrecognized tax benefits or any interest and penalties accrued on unrecognized tax benefits.

Segment Information
Our chief operating decision maker monitors net sales and gross margins of our Beer Related operations and our Pubs operations. Beer Related operations include the brewing operations and related beer and cider sales of our Kona, Widmer Brothers, Redhook and Omission beer brands and Square Mile cider brand. Pubs operations primarily include our pubs, some of which are located adjacent to our Beer Related operations. We do not track operating results beyond the gross margin level or our assets on a segment level.

Earnings per Share
Basic earnings per share is computed on the basis of the weighted average number of shares that were outstanding during the period. Diluted earnings per share include the dilutive effect of common share equivalents calculated under the treasury stock method. Performance-based restricted stock grants are included in basic and diluted earnings per share when the underlying performance metrics have been met.

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

Reclassifications
Certain reclassifications have been made to the prior year’s data to conform to the current year’s presentation. None of the changes affect our previously reported consolidated Net sales, Gross profit, Operating income, Net income or Basic or diluted net income per share.

Note 3.  Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 amends the guidance related to the presentation of unrecognized tax benefits and allows for the reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. ASU 2013-11 is effective for annual and interim periods for fiscal years beginning after December 15, 2013, and early adoption is permitted. We do not expect our adoption of ASU 2013-11 in January 2014 to have a material effect on our financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. The adoption of ASU 2013-02 effective January 1, 2013 did not have an effect on our financial position, results of operations or cash flows.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment,” which permits an entity to make a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. Entities are required to test indefinite-lived intangible assets for impairment at least annually and more frequently if indicators of impairment exist. If an entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it is not required to perform the quantitative impairment test for that asset. Because the qualitative assessment is optional, an entity is permitted to bypass it for any indefinite-lived intangible asset in any period and apply the quantitative test. ASU 2012-02 also permits the entity to resume performing the qualitative assessment in any subsequent period. ASU 2012-02 was effective for impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption was permitted. The adoption of ASU 2012-02 in January 2013 did not have an effect on our financial position, results of operations or cash flows.

Note 4.  Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2013	2012
Raw materials	$4,934	$2,497
Work in process	3,313	3,552
Finished goods	5,927	3,263
Packaging materials	442	544
Promotional merchandise	1,539	1,552
Pub food, beverages and supplies	484	341
	$16,639	$11,749

Work in process is beer held in fermentation tanks prior to the filtration and packaging process.

Note 5.  Other Current Assets

Other current assets consisted of the following (in thousands):

	December 31,
	2013	2012
Deposits paid to keg lessor	$2,228	$1,824
Prepaid property taxes	215	200
Prepaid insurance	332	299
Income tax receivable	68	296
Other	560	1,190
	$3,403	$3,809

Note 6.  Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements consisted of the following (in thousands):

	December 31,
	2013	2012
Brewery equipment	$93,711	$87,664
Buildings	55,051	53,236
Land and improvements	7,617	7,598
Furniture, fixtures and other equipment	9,895	7,121
Leasehold improvements	6,592	6,196
Vehicles	135	135
Construction in progress	2,052	4,546
	175,053	166,496
Less accumulated depreciation and amortization	(70,860)	(63,644)
	$104,193	$102,852

Note 7.  Sale of Equity Interest in Fulton Street Brewery, LLC (“FSB”)

On May 2, 2011, we sold our 42% interest in FSB for $16.3 million, net of transaction fees. Proceeds consisted of $15.1 million received in cash and $1.2 million placed in escrow. The escrow balance was intended to satisfy valid claims, if any, asserted by A‑B during the 18 months following the closing date in connection with breaches of representations and warranties made by us in the Purchase Agreement. Of the $1.2 million escrow balance, $0.4 million was collected in 2011 and the remaining $0.8 million was collected in 2012. We recorded a gain of $10.4 million in 2011 associated with the sale of our equity interest in FSB.

We recognized $691,000 in 2011 for our share of FSB’s earnings through May 2, 2011. The book value of our equity investment in FSB was $5.9 million as of May 2, 2011.

See Note 18 for information regarding related-party transactions with FSB.

Note 8.  Intangible and Other Assets

Intangible and Other Assets
Intangible and other assets and the related accumulated amortization are as follows (in thousands):

	December 31,
	2013	2012
Trademarks and domain name	$14,429	$14,429

Recipes	700	700

Distributor agreements	2,200	2,200
Accumulated amortization	(807)	(660)
	1,393	1,540

Non-compete agreements	440	440
Accumulated amortization	(286)	(198)
	154	242

Favorable contracts	31	31
Accumulated amortization	(31)	(30)
	-	1

Other	250	280
Accumulated amortization	(201)	(236)
	49	44
	16,725	16,956

Promotional merchandise	968	606
	$17,693	$17,562

Amortization expense was as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Amortization expense	$247	$253	$292

Estimated amortization expense to be recorded for the next five fiscal years and thereafter is as follows (in thousands):

2014	$246
2015	220
2016	154
2017	154
2018	153
Thereafter	669
$1,596

Note 9.  Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following (in thousands):

	December 31,
	2013	2012
Term loan, due September 30, 2023	$10,800	$11,822
Promissory notes payable to related parties, all due July 1, 2015	600	600
Premium on promissory notes	184	298
Note with affiliated party, due November 15, 2014	165	346
Capital lease obligations for equipment	11	16
	11,760	13,082
Less current portion	(710)	(642)
	$11,050	$12,440

Required principal payments on outstanding debt obligations as of December 31, 2013 for the next five years and thereafter are as follows (in thousands):

	Term Loan	Promissory Notes	Note with Related Party	Capital Lease Obligations
2014	$540	$-	$165	$6
2015	540	600	-	5
2016	540	-	-	1
2017	540	-	-	-
2018	540	-	-	-
Thereafter	8,100	-	-	-
	10,800	600	165	12
Amount representing interest	-	-	-	1
	$10,800	$600	$165	$11

Term Loan and Line of Credit
We have a loan agreement (as amended, the “Loan Agreement”) with Bank of America, N.A., which presently comprises $22.0 million revolving line of credit (“Line of Credit”), including provisions for cash borrowings and up to $2.5 million notional amount of letters of credit, and a $10.8 million term loan (“Term Loan”). We may draw upon the Line of Credit for working capital and general corporate purposes until expiration on October 31, 2018. The maturity date of the Term Loan is September 30, 2023. At December 31, 2013, we had no borrowings outstanding under the Line of Credit.

Under the Loan Agreement, interest accrues at an annual rate based on the London Inter-Bank Offered Rate (“LIBOR”) Daily Floating Rate plus a marginal rate. The marginal rate varies from 1.00% to 2.25% based on our funded debt ratio. At December 31, 2013, our marginal rate was 1.00%, resulting in an annual interest rate of 1.17%. Accrued interest for the Line of Credit and the Term Loan is due and payable monthly.

In connection with an amendment to the Loan Agreement on November 15, 2013, we paid down the Term Loan by $0.6 million in order to bring the outstanding principal balance to $10.8 million to achieve an 80% loan to value ratio on certain property securing the Loan Agreement. Monthly principal payments of $45,000 will be made on the Term Loan from January 1, 2014 through September 30, 2023, with any unpaid principal and accrued interest being paid on September 30, 2023.

The November 15, 2013 amendment also provided for the approval of acquisitions within the same line of business as long as we remain in compliance with the financial covenants of the Loan Agreement and there is at least $5.0 million of availability remaining on the Line of Credit following the acquisition. In addition, the amendment released our Woodinville, Washington property as collateral and, accordingly, only our Oregon brewery is collateral on the Term Loan.

Under the Loan Agreement, a quarterly fee on the unused portion of the Line of Credit, including the undrawn amount of the related standby letter of credit, varies from 0.15% to 0.30% based upon our funded debt ratio. At December 31, 2013, the quarterly fee was 0.15% and the fee totaled the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Loan Agreement fee	$33	$34	$29

An annual fee is payable in advance on the notional amount of each standby letter of credit issued and outstanding multiplied by an applicable rate ranging from 1.00% to 2.00%. We have had no letters of credit outstanding during 2013, 2012 or 2011.

We were in compliance with all applicable contractual financial covenants of the Loan Agreement at December 31, 2013. These financial covenants under the Loan Agreement are measured on a trailing four-quarter basis. We are required to maintain a funded debt ratio of up to 3.0 to 1 and a fixed charge coverage ratio above 1.25 to 1.

The Loan Agreement is secured by substantially all of our personal property and by our Oregon brewery (“Collateral”). In addition, we are restricted in our ability to declare or pay dividends, repurchase outstanding common stock, incur additional debt or enter into any agreement that would result in a change in control.

Promissory Notes Payable to Individual Lenders
We assumed an obligation for promissory notes signed in connection with the acquisition of commercial real estate related to our Portland, Oregon brewery. These notes were separately executed with three individuals, but with substantially the same terms and conditions. Each promissory note is secured by a deed of trust on the commercial real estate. The outstanding note balance to each lender as of December 31, 2013 and 2012 was $200,000, with each note bearing a fixed interest rate of 24% per annum through June 30, 2010, after which time the rate increased to 26.9% per annum as a result of a one-time adjustment reflecting the change in the consumer price index from the date of issue, July 1, 2005, to July 1, 2010. The promissory notes are carried at the total of stated value plus a premium reflecting the difference between our incremental borrowing rate and the stated note rate. The effective interest rate for each note is 6.31%. Each note matures on the earlier of the individual lender’s death or July 1, 2015, with prepayment of principal not allowed under the notes’ terms. Interest payments are due and payable monthly.

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

Note 10.  Derivative Financial Instruments

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

We have assessed our vulnerability to certain business and financial risks, including interest rate risk associated with our variable-rate long-term debt. To mitigate this risk, in 2008 we entered into a five-year interest rate swap contract with Bank of America, N.A. (“BofA”), which expired July 1, 2013, to hedge the variability of interest payments associated with our variable-rate borrowings under our Term Loan with BofA. The interest rate swap qualified for cash flow hedge accounting treatment and there was no hedge ineffectiveness recognized during 2013, 2012 and 2011.

The fair value of our derivative instrument is as follows (in thousands):

Fair Value of Liability Derivative
	December 31,
	2013	2012
Fair value of interest rate swap	$-	$219

The effect of our interest rate swap contract that was accounted for as a derivative instrument on our Consolidated Statements of Income was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in Accumulated OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)

Year Ended December 31,
2013	$219	Interest expense	$188
2012	$353	Interest expense	$387
2011	$277	Interest expense	$400

Note 11.  Fair Value Measurements

Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;
•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and
•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The following tables summarize assets and (liabilities) measured at fair value on a recurring basis (in thousands):

Fair Value at December 31, 2013	Level 1	Level 2	Level 3	Total
Money market funds	$2,650	$-	$-	$2,650

Fair Value at December 31, 2012	Level 1	Level 2	Level 3	Total
Interest rate swap	$-	$(219)	$-	$(219)

We did not have any financial liabilities recorded at fair value on a recurring basis at December 31, 2013, nor any financial assets recorded at fair value on a recurring basis at December 31, 2012.

The fair value of our money market funds was based on statements from our institutional investor. The fair value of our interest rate swap was based on quarterly statements from the issuing bank. There were no changes to our valuation techniques during 2013, 2012 or 2011.

We believe the carrying amounts of Cash, Accounts receivable, Accounts payable and Other accrued expenses are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

We had fixed-rate debt outstanding as follows (in thousands):

	December 31,
	2013	2012
Fixed-rate debt on balance sheet	$960	$1,260
Fair value of fixed-rate debt	$985	$1,275

We calculate the estimated fair value of our fixed-rate debt using a discounted cash flow methodology. Using estimated current interest rates based on a similar risk profile and duration (Level 2), the fixed cash flows are discounted and summed to compute the fair value of the debt.

Note 12.  Segment Results and Concentrations

Net sales, gross profit and gross margin by segment were as follows (dollars in thousands):

2013	Beer Related	Pubs	Total
Net sales	$154,830	$24,350	$179,180
Gross profit	$47,055	$3,206	$50,261
Gross margin	30.4%	13.2%	28.1%

2012
Net sales	$145,670	$23,617	$169,287
Gross profit	$46,341	$3,685	$50,026
Gross margin	31.8%	15.6%	29.6%

2011
Net sales	$127,376	$21,821	$149,197
Gross profit	$41,626	$3,560	$45,186
Gross margin	32.7%	16.3%	30.3%

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

Sales to wholesalers through the A-B Distributor Agreement represented the following percentage of our Sales:

Year Ended December 31,
2013	2012	2011
82.6%	81.1%	80.8%

Receivables from A-B represented the following percentage of our Accounts receivable balance:

December 31
2013	2012
74.4%	60.6%

All of our long-term assets are located in the U.S. and sales outside of the U.S. are insignificant.

Note 13.  Stock-Based Plans and Stock-Based Compensation

We maintain several stock incentive plans under which stock-based awards are or have been granted to employees and non-employee directors. We issue new shares of common stock upon exercise or vesting of the stock-based awards. Under the terms of our stock option plans, subject to certain limitations, employees and directors may be granted options to purchase our common stock at the market price on the date the option is granted. All of our stock plans are administered by the Compensation Committee of our Board of Directors, which determines the grantees, the number of shares of common stock for which options are exercisable and the exercise prices of such shares, among other terms and conditions of stock-based awards under our stock-based plans.

With the approval of the 2010 Stock Incentive Plan (the “2010 Plan”) in May 2010, no further grants of stock-based awards may be made under our 2002 Stock Option Plan (the “2002 Plan”) or our 2007 Stock Incentive Plan (the “2007 Plan”); however, the provisions of these plans will remain in effect until all outstanding options are terminated or exercised.

2010 Stock Incentive Plan
The 2010 Plan provides for grants of stock options, restricted stock, restricted stock units, performance awards and stock appreciation rights. While incentive stock options may only be granted to employees, awards other than incentive stock options may be granted to employees and non-employee directors. Options granted to our employees generally vest over a five-year period. Vested options are generally exercisable for ten years from the date of grant. A maximum of 750,000 shares of common stock are authorized for issuance under the 2010 Plan. As of December 31, 2013, there were 314,488 shares available for future awards pursuant to the 2010 Plan, assuming 121,370 shares subject to performance awards vest, based on the achievement of financial targets, at the end of the respective performance periods.

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

Stock-Based Compensation Expense
Certain information regarding our stock-based compensation was as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2013	2012	2011
Weighted average per share fair value of stock options granted	$4.90	$4.84	$5.99
Intrinsic value of stock options exercised	554	40	60
Intrinsic value of fully-vested stock awards granted	1,039	366	243

Stock-based compensation expense was recognized in our Consolidated Statements of Income as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Selling, general and administrative expense	$464	$547	$467
Cost of sales	85	-	-
Total Stock-based compensation expense	$549	$547	$467

We amortize stock-based compensation on a straight-line basis over the vesting period of the individual awards, which is the requisite service period, with estimated forfeitures considered.

At December 31, 2013, we had total unrecognized stock-based compensation expense of $0.9 million, which will be recognized over the weighted average remaining vesting period of 3.3 years.

The following weighted average assumptions were utilized in determining fair value pursuant to the Black-Scholes option pricing model:

	Year Ended December 31,
	2013	2012	2011
Risk-free interest rate	1.61%	1.46%	2.84%
Dividend yield	0.0%	0.0%	0.0%
Expected life	7.85 years	8.15 years	7.5 years
Volatility	58.91%	60.39%	62.10%

The risk-free rate used is based on the U.S. Treasury yield curve over the estimated term of the options granted. Expected lives were estimated based on historical exercise data. The expected volatility is calculated based on the historical volatility of our common stock.

Stock-Based Awards Plan Activity

Stock Option Activity
Stock option activity for the year ended December 31, 2013 was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2012	368,665	$5.46
Granted	141,219	7.94
Exercised	(74,779)	3.26
Cancelled	(134,502)	6.41
Forfeited	(1,649)	9.28
Outstanding at December 31, 2013	298,954	6.73

Certain information regarding options outstanding as of December 31, 2013 was as follows:

	Options Outstanding	Options Exercisable
Number	298,954	91,303
Weighted average exercise price	$6.73	$5.04
Aggregate intrinsic value	$2,896,000	$1,039,000
Weighted average remaining contractual term	8.1 years	6.9 years

Performance-Based Stock Grants
During the second quarter of each of 2013, 2012 and 2011, we granted performance-based common stock awards to selected executives with vesting contingent upon meeting various company-wide performance goals. The performance goals are tied to target amounts of adjusted EBITDA and net sales for the three-year periods ending December 31, 2015, 2014 and 2013, respectively. The awards earned on the 2013 and 2012 grants will range from zero to 125% of the targeted number of performance shares for the performance periods ending March 31, 2016 and 2015, respectively. The awards earned on the 2011 grant will range from zero to 100% of the targeted number of performance shares for the performance period ending March 31, 2014. Awards, if earned, will be paid in shares of common stock.

Activity related to performance-based awards was as follows:

	2013 Awards	2012 Awards	2011 Awards	Total
Granted (target amount	95,360	102,820	69,575	267,755
Canceled due to termination of employee	(45,013)	(60,370)	(12,430)	(117,813)
Not expected to vest due to failure to meet performance goals	-	-	(28,572)	(28,572)
Expected to vest as of December 31, 2013	50,347	42,450	28,573	121,370

Stock Grants
Beginning with the 2011 Annual Meeting of Shareholders, each non-employee director has received an annual grant of shares of our common stock with a fair value of $25,000 upon election at the Annual Meeting of Shareholders. Accordingly, on May 22, 2013, our Board of Directors approved an annual grant of 3,316 shares of fully-vested common stock to each of our seven non-employee directors for a total of 23,212 shares of our common stock.

Note 14.  Earnings Per Share

The following table reconciles shares used for basic and diluted EPS and provides certain other information (in thousands):

	Year Ended December 31,
	2013	2012	2011
Weighted average common shares for basic EPS	18,923	18,862	18,834
Dilutive effect of stock-based awards	119	72	97
Shares used for diluted EPS	19,042	18,934	18,931

Stock-based awards not included in diluted per share calculations as they would be antidilutive	1	124	7

Note 15.  Income Taxes

All of our income is generated in the U.S. The components of income tax expense were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current federal	$746	$292	$92
Current state	184	201	924
	930	493	1,016

Deferred federal	305	1,116	5,085
Deferred state	69	342	(60)
	374	1,458	5,025
	$1,304	$1,951	$6,041

Income tax expense differs from the amount computed by applying the statutory federal income tax rate to income before income taxes as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Provision at U.S. statutory rate	$1,109	$1,522	$5,335
State taxes, net of federal benefit	182	148	567
Permanent differences, primarily meals and entertainment	198	232	266
Domestic production activities deduction	(98)	-	-
Tax credits	(87)	(104)	(127)
Increase to deferred tax liability tax rate	-	153	-
	$1,304	$1,951	$6,041

Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets
Net operating losses and alternative minimum tax credit carryforwards	$470	$711
Accrued salaries and severance	922	988
Other	918	828
	2,310	2,527

Deferred tax liabilities
Property, equipment and leasehold improvements	(12,158)	(11,843)
Intangible assets	(6,323)	(6,422)
Other	(203)	(168)
	(18,684)	(18,433)
	$(16,374)	$(15,906)

As of December 31, 2013, included in our net operating losses and alternative minimum tax credit carryforwards of $0.5 million were the following (in thousands):

State NOLs, tax effected	$42
Federal alternative minimum tax credit carryforwards	$428

During 2013 and 2012, the portion of the net operating loss attributable to stock option exercises was utilized. This utilization resulted in a credit to shareholders’ equity of $150,000 and $379,000, respectively.

Among other factors, in assessing the realizability of our deferred tax assets, we consider future taxable income expected to be generated by the projected differences between financial statement depreciation and tax depreciation, cumulative earnings generated to date and other evidence available to us. Based upon this consideration, we assessed that all of our deferred taxes are more likely than not to be realized, and, as such, we have not recorded a valuation allowance as of December 31, 2013 or 2012.

There were no unrecognized tax benefits as of December 31, 2013 or 2012 and we do not anticipate significant changes to our unrecognized tax benefits within the next twelve months.

Our major tax jurisdictions include U.S. federal and various U.S. states. Tax years that remain open for examination by the IRS include the years from 2010 through 2013. Tax years remaining open in states where we have a significant presence range from 2009 to 2013. In addition, tax years from 1997 to 2003 are eligible for examination by the IRS and state tax jurisdictions due to our utilization of the NOLs generated in these tax years in our tax returns.

Note 16.  Employee Benefit Plans

We sponsor a defined contribution 401(k) plan for all employees 18 years or older. Employee contributions may be made on a before-tax basis, limited by IRS regulations. For the years ended December 31, 2013, 2012 and 2011, we matched 50 percent of the employee’s contributions up to 6% of eligible compensation. Eligibility for the matching contribution in all years began after the participant had worked a minimum of three months. Our matching contributions to the plan vest ratably over five years of service by the employee. We recognized expense associated with matching contributions as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
401(k) expense	$744	$705	$687

Note 17.  Commitments

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

Minimum aggregate future lease payments under non-cancelable operating leases as of December 31, 2013 are as follows (in thousands):

2014	$1,263
2015	1,232
2016	1,114
2017	1,004
2018	761
Thereafter	12,416
$17,790

Rent expense under all operating leases, including short-term rentals as well as cancelable and noncancelable operating leases, was as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Rent expense	$2,554	$2,665	$2,759

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

	Year Ended December 31,
	2013	2012	2011
Rental income	$266	$254	$242

Future minimum lease rentals pursuant to this agreement as of December 31, 2013 are as follows (in thousands):

2014	$269
2015	277
2016	23
2017	-
2018	-
Thereafter	-
$569

We lease our headquarters office space, restaurant and storage facilities located in Portland, land and certain equipment from two limited liability companies, both of whose members include our current Board Chair and a nonexecutive officer. Lease payments to these lessors were as follows (in thousands) and are included in the Rent expense under all operating leases above:

Year Ended December 31,
2013	2012	2011
$127	$125	$122

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

Year Ended December 31,
2013	2012	2011
$428	$402	$360

All lease terms are considered to be arm’s-length transactions.

Purchase and Sponsorship Commitments
We periodically enter into commitments to purchase certain raw materials in the normal course of business. Furthermore, we have entered into purchase commitments and commodity contracts to ensure we have the necessary supply of malt and hops to meet future production requirements. Certain of the malt and hop commitments are for crop years through 2016. We believe that malt and hop commitments in excess of future requirements, if any, will not have a material impact on our financial condition or results of operations. We may take delivery of the commodities in excess of our requirements or make payments against the purchase commitments earlier than contractually obligated, which means our cash outlays in any particular year may exceed or be less than the commitment amount disclosed.

In certain cases, we have executed agreements with selected vendors to source our requirements for specific malt and hop varieties for the years ending December 31, 2014, 2015, 2016, 2017 and 2018; however, either the quantity to be delivered or the full price for the commodity has not been established at the present time. To the extent the commitment is not measurable or has not been fixed, that portion of the commitment has been excluded from the table below.

We have entered into multi-year sponsorship and promotional commitments with certain professional sports teams and entertainment companies. Generally, in exchange for our sponsorship consideration, we post signage and provide other promotional materials at the site or the event. The terms of these sponsorship commitments expire at various dates through May 31, 2018.

Aggregate future payments under purchase and sponsorship commitments as of December 31, 2013 are as follows (in thousands):

	Purchase Obligations	Sponsorship Obligations	Total
2014	$19,536	$2,308	$21,844
2015	3,320	1,045	4,365
2016	2,224	587	2,811
2017	895	220	1,115
2018	-	100	100
Thereafter	-	-	-
	$25,975	$4,260	$30,235

Note 18.  Related-Party Transactions

As of December 31, 2013 and 2012, A-B owned approximately 32.0% and 32.2%, respectively, of our outstanding common stock.

Modifications to A-B Agreements
In connection with the sale of our interest in FSB, we modified two agreements with A-B originally executed in 2004: the Master Distributor Agreement (as amended and restated, the “A-B Distributor Agreement”), which was amended primarily to lower our margin fees (“Margin Fees”) to be paid to A‑B; and the Exchange and Recapitalization Agreement (as amended and restated, the “Exchange Agreement”).

The modifications to the A-B Distributor Agreement reduced the Margin Fees to be paid to A‑B for beer sold through A-B or the associated A‑B distribution network, except for beer sold in qualifying territories, as defined, from May 1, 2011 (the “Commencement Date”) until December 31, 2018, to $0.25 per case equivalent from $0.74 per case equivalent. Beer sold through A-B or the associated A-B distribution network in qualifying territories, as defined, was exempt from Margin Fees until September 30, 2013, and thereafter are assessed Margin Fees at the $0.25 per case equivalent through December 31, 2018. The exemption from Margin Fees for beer sold in the qualifying territories was subject to certain conditions, including incurring sales and marketing expenses in the qualifying territories at or above specified amounts. In the event the A-B Distributor Agreement is renewed beyond December 31, 2018, the A-B Distributor Agreement sets Margin Fees to be paid to A‑B for the period beginning January 1, 2019 and ending December 31, 2028, at $0.75 per case equivalent. The A-B Distributor Agreement no longer provides for the incremental fees that were previously paid to A-B for shipments above the volume of shipments during 2003.

If we purchase additional beer brands, we may distribute those brands outside of the A-B Distributor Agreement while still selling existing brands to A-B affiliated wholesalers. We would not be obligated to pay margin fees on sales of the new brand.

Other Transactions with A-B

Other transactions with A-B consisted of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Gross sales to A-B	$161,010	$149,492	$132,914
Margin fee paid to A-B, classified as a reduction of Sales	2,009	1,864	2,777
Sales to FSB through a contract brewing arrangement, classified in Sales(1)	-	3,083	2,863
Sales to FSB pursuant to termination agreement discussed below	-	838	-
Handling, inventory management, royalty and other fees paid to A-B, classified in Cost of sales	402	449	490
Amounts received from A-B for lost keg fees and forfeited deposits, included as a reduction of Property, equipment and leasehold improvements, net	-	122	267

(1)	We owned 42% of FSB prior to it becoming a wholly owned subsidiary of A-B in May 2011 and, accordingly, transactions with FSB are considered to be related-party transactions in all periods.

Effective September 1, 2012, in the best interest of both parties, we mutually agreed with FSB to end our contract brewing arrangement. Under the termination agreement, we phased out production of FSB branded beers through November 2012 utilizing remaining inventory on-hand. In consideration, FSB paid us $70,000 per month through September 2013.

Amounts due to or from A-B were as follows (in thousands):

	December 31,
	2013	2012
Amounts due from A-B related to beer sales pursuant to the A-B Distributor Agreement	$8,457	$6,369
Amounts due from FSB related to beer sales pursuant to a contract brewing arrangement	-	260
Amounts due from FSB related to termination agreement	-	630
Refundable deposits due to A-B	(2,728)	(2,472)
Amounts due to A-B for services rendered	(1,852)	(1,974)
Net amount due from A-B	$3,877	$2,813

Note 19.  Subsequent Events

Effective January 23, 2014, we entered into an interest rate swap in order to swap the floating rate of LIBOR plus a marginal rate for a fixed interest rate. The current fixed interest rate is 2.86%. The interest rate swap terminates on September 29, 2023.

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

Changes in Internal Control Over Financial Reporting
During the fourth quarter of 2013, no changes in our internal control over financial reporting were identified in connection with the evaluation required by Exchange Act Rule 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Moss Adams LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2013, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Craft Brew Alliance, Inc.

We have audited Craft Brew Alliance, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Craft Brew Alliance, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Craft Brew Alliance, Inc. as of December 31, 2013 and 2012, and the consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013, and our report dated March 6, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ Moss Adams LLP

Seattle, Washington
March 6, 2014

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is contained in part in our definitive proxy statement for our 2014 Annual Meeting of Shareholders to be held on May 20, 2014 (the “2014 Proxy Statement”) under the captions “Board of Directors,” “Board of Directors - Audit Committee,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and the information contained therein is incorporated herein by reference.

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

Information required by this Item is contained in our 2014 Proxy Statement under the captions “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Employment Agreements and Potential Payments Upon Termination or Change-in-Control,” “Director Compensation” and “Board of Directors - Compensation Committee” and the information contained therein is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation PlansThe following is a summary as of December 31, 2013 of all of our plans that provide for the issuance of equity securities as compensation. See Note 13 of Notes to Consolidated Financial Statements in Item 8 for additional information.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	420,324	(1)	$6.73	314,488

Equity compensation plans not approved by shareholders	-		-	-
Total	420,324		$6.73	314,488

(1)	Includes a total of 121,370 performance shares that may vest between March 31, 2014 and March 31, 2016, based on the achievement of financial targets over three separate three-year performance periods. The shares are not included in the calculation of weighted average price in column (b).

The remaining information required by this Item is contained in our 2014 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and the information contained therein is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is contained in our 2014 Proxy Statement under the captions “Related Person Transactions” and “Board of Directors – Director Independence” and the information contained therein is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is contained in our 2014 Proxy Statement under the caption “Proposal No. 2 — Ratification of Appointment of Independent Registered Public Accounting Firm” and the information contained therein is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement SchedulesFinancial Statements and Schedules

There are no schedules required to be filed herewith.

Exhibits
Exhibits are listed in the Exhibit Index that appears immediately following the signature page of this report and is incorporated herein by reference, and are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Portland, Oregon, on March 6, 2014.

Craft Brew Alliance, Inc.

By:	/s/ Joseph K. O’Brien
Joseph K. O’Brien
Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 6, 2014.

Signature	Title

/s/ ANDREW J. THOMAS	Chief Executive Officer
Andrew J. Thomas	(Principal Executive Officer)

/s/ MARK D. MORELAND	Chief Financial Officer and Treasurer
Mark D. Moreland	(Principal Financial Officer)

/s/ JOSEPH K. O’BRIEN	Controller
Joseph K. O’Brien	(Principal Accounting Officer)

*	Chairman of the Board and Director
Kurt R. Widmer

*	Director
Timothy P. Boyle

*	Director
Marc J. Cramer

*	Director
E. Donald Johnson, Jr.

*	Director
Kevin R. Kelly

*	Director
Thomas D. Larson

*	Director
David R. Lord

*	Director
John D. Rogers, Jr.

*By:	/s/ ANDREW J. THOMAS
Andrew J. Thomas,
as attorney in fact

EXHIBIT INDEX

Exhibit Number	Description
2.1
Agreement and Plan of Merger between the Registrant and Kona Brewing Co., Inc. and related parties dated July 31, 2010 (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 3, 2010)

2.2
Equity Purchase Agreement by and among each of the members of Fulton Street Brewery, LLC, as Sellers and A‑B, as purchaser, dated as of February 18, 2011 (incorporated by reference from Exhibit 2.2 to the Registrant’s Form 10-K for the year ended December 31, 2010)

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
10.15*
Separation Agreement between the Registrant and Martin J. Wall, IV dated February 1, 2013 (incorporated by reference from Exhibit 10.15 to the Registrant’s Form 10-K for the year ended December 31, 2012)

Exhibit Number	Description
10.16*	Letter of Agreement between the Registrant and Kurt Widmer dated May 26, 2010 (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2010)
10.17*	Letter of Agreement between the Registrant and Robert Widmer dated May 26, 2010 (incorporated by reference from Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2010)
10.18*
Employment Letter Agreement between the Registrant and Andrew J. Thomas, dated November 20, 2013 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 21, 2013)

10.19*
Employee Noncompetition and Nonsolicitation Agreement between the Registrant and Andrew J. Thomas, dated November 20, 2013 (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 21, 2013)

10.20*
Non-Competition and Non-Solicitation Agreement dated June 30, 2008 between the Registrant and Kurt Widmer (incorporated by reference from Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on July 2, 2008)

10.21*
Non-Competition and Non-Solicitation Agreement dated October 1, 2010 between the Registrant and Mattson Davis (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 6, 2010)

10.22*
Transition and Separation Agreement dated December 16, 2013 between the Registrant and Terry Michaelson (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 19, 2013)

10.23*
Transition and Separation Agreement dated December 16, 2013 between the Registrant and Sebastian Pastore (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 19, 2013)

10.24*	Summary of Compensation Arrangements for Non-Employee Directors as of January 1, 2014
10.25*	Summary of Annual Cash Incentive Bonus Plan for Executive Officers (incorporated by reference from Exhibit 10.24 to the Registrant’s Form 10-K for the year ended December 31, 2012)
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
10.28
Loan Modification Agreement dated November 14, 2008 to Loan Agreement dated July 1, 2008 between Registrant and Bank of America, N.A. (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2008)

10.29
Second Loan Modification Agreement dated June 8, 2010 to the Loan Agreement dated July 1, 2008 between the Registrant and Bank of America, N.A. (incorporated by reference from Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended June 30, 2010)

10.30
Third Loan Modification Agreement dated September 30, 2010 to the Loan Agreement dated July 1, 2008 between the Registrant and Bank of America, N.A. (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 6, 2010)

10.31
Fourth Loan Modification Agreement dated November 15, 2013 to the Loan Agreement dated July 1, 2008 between the Registrant and Bank of America, N.A. (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 19, 2013)

10.32
Amended and Restated Exchange and Recapitalization Agreement dated as of May 1, 2011 between the Registrant and A-B (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 4, 2011)

10.33
Amended and Restated Master Distributor Agreement dated as of May 1, 2011 between the Registrant and A-B (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 4, 2011)

Exhibit Number	Description
10.34	Amendment to A-B Master Distributor Agreement dated May 11, 2012 (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2012)
10.35	Amendment to A-B Master Distributor Agreement dated November 20, 2013
10.36	Registration Rights Agreement dated as of July 1, 2004 between the Registrant and A‑B (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 2, 2004)
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

21.1	Subsidiaries of the Registrant (incorporated by reference from Exhibit 21.1 to the Registrant’s Form 10-K for the year ended December 31, 2010 filed on April 1, 2011)
23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney – Directors of Craft Brew Alliance, Inc.
31.1	Certification of Chief Executive Officer of Craft Brew Alliance, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of Craft Brew Alliance, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Form 10-K for the year ended December 31, 2013 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press Release dated March 6, 2014
99.2	Description of Common Stock (incorporated by reference from Exhibit 99.2 to the Registrant’s Form 10-K for the year ended December 31, 2012 filed on March 12, 2013)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL 101.DEF	XBRL Taxonomy Extension Calculation Linkbase Document XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes a management contract or a compensatory plan or arrangement.
†
Confidential treatment has been requested with respect to portions of this exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.