Form 10-Q
period 2014-03-31
CRAFT BREW ALLIANCE, INC.
filed 2014-05-07
CIK 892222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2014

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

The number of shares of the registrant’s common stock outstanding as of April 29, 2014 was 19,015,782.

CRAFT BREW ALLIANCE, INC.

Index
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
CRAFT BREW ALLIANCE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2014	2013

Assets
Current assets:
Cash and cash equivalents	$2,894	$2,726
Accounts receivable, net	11,035	11,370
Inventories	18,490	16,639
Deferred income tax asset, net	1,553	1,345
Other current assets	4,047	3,403
Total current assets	38,019	35,483

Property, equipment and leasehold improvements, net	103,917	104,193
Goodwill	12,917	12,917
Intangible and other assets, net	17,412	17,693
Total assets	$172,265	$170,286

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$16,749	$14,742
Accrued salaries, wages and payroll taxes	4,938	4,616
Refundable deposits	7,774	8,252
Other accrued expenses	1,685	1,381
Current portion of long-term debt and capital lease obligations	491	710
Total current liabilities	31,637	29,701

Long-term debt and capital lease obligations, net of current portion	11,088	11,050
Fair value of derivative financial instruments	239	-
Deferred income tax liability, net	17,510	17,719
Other liabilities	598	584
Total liabilities	61,072	59,054

Commitments and contingencies

Common shareholders' equity:
Common stock, $0.005 par value. Authorized 50,000,000 shares; issued and outstanding 18,993,053 and 18,972,247	95	95
Additional paid-in capital	137,282	136,972
Accumulated other comprehensive loss	(148)	-
Accumulated deficit	(26,036)	(25,835)
Total common shareholders' equity	111,193	111,232
Total liabilities and common shareholders' equity	$172,265	$170,286

The accompanying notes are an integral part of these financial statements.

Index
CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013

Sales	$47,017	$39,381
Less excise taxes	3,191	2,772
Net sales	43,826	36,609
Cost of sales	31,986	27,666
Gross profit	11,840	8,943
Selling, general and administrative expenses	12,062	11,760
Operating loss	(222)	(2,817)
Interest expense	(101)	(156)
Other income (expense), net	(6)	(23)
Loss before income taxes	(329)	(2,996)
Income tax benefit	(128)	(1,222)
Net loss	$(201)	$(1,774)

Basic and diluted net loss per share	$(0.01)	$(0.09)

Shares used in basic per share calculations	18,976	18,884

Shares used in diluted per share calculations	18,976	18,884

The accompanying notes are an integral part of these financial statements.

Index
CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2014	2013

Net loss	$(201)	$(1,774)
Unrealized gain (loss) on derivative hedge transactions, net of tax	(148)	57
Comprehensive loss	$(349)	$(1,717)

The accompanying notes are an integral part of these financial statements.

Index
CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(201)	$(1,774)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,096	1,953
Deferred income taxes	(326)	(1,230)
Stock-based compensation	171	102
Excess tax benefit from employee stock plans	(93)	-
Other	(270)	144
Changes in operating assets and liabilities:
Accounts receivable, net	336	(436)
Inventories	(1,353)	(2,368)
Other current assets	(645)	(297)
Accounts payable and other accrued expenses	2,228	3,352
Accrued salaries, wages and payroll taxes	322	(1,172)
Refundable deposits	268	409
Net cash provided by (used in) operating activities	2,533	(1,317)

Cash flows from investing activities:
Expenditures for property, equipment and leasehold improvements	(2,352)	(1,902)
Net cash used in investing activities	(2,352)	(1,902)

Cash flows from financing activities:
Principal payments on debt and capital lease obligations	(152)	(163)
Proceeds from issuances of common stock	46	94
Excess tax benefit from employee stock plans	93	-
Net cash used in financing activities	(13)	(69)

Increase (decrease) in cash and cash equivalents	168	(3,288)

Cash and cash equivalents:
Beginning of period	2,726	5,013
End of period	$2,894	$1,725

Supplemental disclosure of cash flow information:
Cash paid for interest	$124	$182
Cash paid for income taxes, net	74	2

Supplemental disclosure of non-cash information:
Purchases of Property, equipment and leasehold improvements included in Accounts payable	$508	$540

The accompanying notes are an integral part of these financial statements.

Index
CRAFT BREW ALLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation

The accompanying consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Annual Report”). These consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements are unaudited but, in the opinion of management, reflect all material adjustments necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods presented. All such adjustments were of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results of operations for the full year.

Note 2.	Recent Accounting Pronouncements

ASU 2014-08
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) and Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 amends the definition for what types of asset disposals are to be considered discontinued operations, as well as amends the required disclosures for discontinued operations and assets held for sale. ASU 2014-08 also enhances the convergence of the FASB’s and the International Accounting Standard Board’s reporting requirements for discontinued operations. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. We do not expect the adoption of ASU 2014-08 to have a material effect on our financial position, results of operations or cash flows.

ASU 2013-11
In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 amends the guidance related to the presentation of unrecognized tax benefits and allows for the reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. ASU 2013-11 is effective for annual and interim periods for fiscal years beginning after December 15, 2013, and early adoption is permitted. The adoption of ASU 2013-11 in January 2014 did not have any effect on our financial position, results of operations or cash flows.

Note 3.	Cash and Cash Equivalents

Under our cash management system, we utilize a controlled disbursement account to fund cash distribution checks presented for payment by the holder. Checks issued but not yet presented to banks may result in overdraft balances for accounting purposes. As of March 31, 2014, and December 31, 2013, bank overdrafts of $0.2 million and $0.7 million, respectively, were included in Accounts payable on our Consolidated Balance Sheets. Changes in book overdrafts from period to period are reported in the Consolidated Statements of Cash Flows as a component of operating activities within Accounts payable and Other accrued expenses.

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

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013
Raw materials	$4,608	$4,934
Work in process	3,831	3,313
Finished goods	7,476	5,927
Packaging materials	642	442
Promotional merchandise	1,509	1,539
Pub food, beverages and supplies	424	484
	$18,490	$16,639

Work in process is beer held in fermentation tanks prior to the filtration and packaging process.

Note 5.	Related Party Transactions

Note Payable
In connection with our merger with Kona Brewing Company (“KBC”) in 2010, we assumed an obligation for a promissory note payable (“Related Party Note”) to a counterparty that was a significant KBC shareholder and remains a shareholder of Craft Brew Alliance, Inc. The Related Party Note is secured by the equipment comprising a photovoltaic cell generation system installed at our brewery located in Kailua-Kona, Hawaii. Accrued interest on the Related Party Note is due and payable monthly at a fixed interest rate of 4.75%, with monthly loan payments of $16,129. Any unpaid principal and unpaid accrued interest will be due and payable on November 15, 2014. The balance on the Related Party Note was $119,000 and $165,000 as of March 31, 2014 and December 31, 2013, respectively.

Transactions with Anheuser-Busch, LLC (“A-B”)
Transactions with A-B consisted of the following (in thousands):

	Three Months Ended March 31,
	2014	2013
Gross sales to A-B	$38,452	$32,266
Margin fee paid to A-B, classified as a reduction of Sales	600	404
Handling, inventory management, royalty and other fees paid to A-B, classified in Cost of sales	93	100

Amounts due to or from A-B were as follows (in thousands):

	March 31, 2014	December 31, 2013
Amounts due from A-B related to beer sales pursuant to the A-B distributor agreement	$7,980	$8,457
Refundable deposits due to A-B	(1,999)	(2,728)
Amounts due to A-B for services rendered	(1,717)	(1,852)
Net amount due from A-B	$4,264	$3,877

Index
Operating Leases

We lease our headquarters office space, restaurant and storage facilities located in Portland, Oregon, as well as the land and certain equipment, from two limited liability companies, both of whose members include our current Board Chair and a nonexecutive officer. Lease payments to these lessors were as follows (in thousands):

Three Months Ended March 31,
2014	2013
$32	$32

We hold lease and sublease obligations for certain office space and the land underlying the brewery and pub location in Kona, Hawaii, with a company whose owners include a shareholder who owns more than 5% of our common stock. The sublease contracts expire on various dates through 2020, with an extension at our option for two five-year periods. Lease payments to this lessor were as follows (in thousands):

Three Months Ended March 31,
2014	2013
$110	$106

Note 6.	Derivative Financial Instruments

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

We have assessed our vulnerability to certain business and financial risks, including interest rate risk associated with our variable-rate long-term debt. To mitigate this risk, in 2008 we entered into a five-year interest rate swap contract with Bank of America, N.A. (“BofA”), to hedge the variability of interest payments associated with our variable-rate borrowings under our Term Loan with BofA. The swap contract expired July 1, 2013. Effective January 23, 2014, we entered into a new interest rate swap contract with BofA, to hedge the variability of interest payments associated with our variable-rate borrowings under our Term Loan with BofA. The new swap contract terminates on September 29, 2023, and had a total notional value of $8.0 million as of March 31, 2014. Through this swap agreement, we pay interest at a fixed rate of 2.9% and receive interest at a floating-rate of the one-month LIBOR, which was 0.15% at March 31, 2014. Since the interest rate swap hedges the variability of interest payments on variable rate debt with similar terms, it qualifies for cash flow hedge accounting treatment. As of March 31, 2014, unrealized net losses of $239,000 were recorded in Accumulated other comprehensive loss as a result of this hedge. The effective portion of the gain or loss on the derivative is reclassified into Interest expense in the same period during which we record Interest expense associated with the Term Loan. There was no hedge ineffectiveness recognized during the first quarter of 2014 or 2013.

The fair value of our derivative instrument is as follows (in thousands):

Fair Value of Derivative Instrument
	March 31, 2014	December 31, 2013
Fair value of interest rate swap	$(239)	$-

Index
The effect of this interest rate swap contract that was accounted for as a derivative instrument on our Consolidated Statements of Operations for the three-month periods ended March 31, 2014 and 2013 was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)

Three Months Ended March 31,
2014	$(239)	Interest expense	$41
2013	$92	Interest expense	$94

See also Note 7.

Note 7.	Fair Value Measurements

Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;
•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and
•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The following tables summarize assets and (liabilities) measured at fair value on a recurring basis (in thousands):

Fair Value at March 31, 2014	Level 1	Level 2	Level 3	Total
Money market funds	$2,850	$-	$-	$2,850
Interest rate swap	-	(239)	-	(239)
	$2,850	$(239)	$-	$2,611

Fair Value at December 31, 2013
Money market funds	$2,650	$-	$-	$2,650

We did not have any financial liabilities recorded at fair value on a recurring basis at December 31, 2013.

The fair value of our money market funds was based on statements from our financial institution. The fair value of our interest rate swap was based on quarterly statements from the issuing bank. There were no changes to our valuation techniques during the three months ended March 31, 2014 or 2013.

We believe the carrying amounts of Cash, Accounts receivable, Other current assets, Accounts payable, Accrued salaries, wages and payroll taxes and Other accrued expenses are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

We had fixed rate debt outstanding as follows (in thousands):

	March 31, 2014	December 31, 2013
Fixed-rate debt on balance sheet	$884	$960
Fair value of fixed-rate debt	$909	$985

Index
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

Net sales, gross profit and gross margin information by segment was as follows (dollars in thousands):

	Three Months Ended March 31,
2014	Beer Related	Pubs	Total
Net sales	$37,814	$6,012	$43,826
Gross profit	$11,047	$793	$11,840
Gross margin	29.2%	13.2%	27.0%

2013
Net sales	$31,250	$5,359	$36,609
Gross profit	$8,326	$617	$8,943
Gross margin	26.6%	11.5%	24.4%

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

Sales to wholesalers through the A-B Distributor Agreement represented the following percentage of our Sales:

Three Months Ended March 31,
2014	2013
80.5%	80.9%

Receivables from A-B represented the following percentage of our Accounts receivable balance:

March 31, 2014	December 31, 2013
72.3%	74.4%

Index
Note 9.	Significant Stock-Based Plan Activity and Stock-Based Compensation

Stock-Based Compensation Expense
Total stock-based compensation expense, recognized as a component of Selling, general and administrative expense on our Consolidated Statements of Operations, was as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Stock-based compensation expense	$171	$102

At March 31, 2014, we had total unrecognized stock-based compensation expense of $1.1 million, which will be recognized over the weighted average remaining vesting period of 2.8 years.

Note 10.	Earnings Per Share

The following table reconciles shares used for basic and diluted earnings per share (“EPS”) and provides certain other information (in thousands):

	Three Months Ended March 31,
	2014	2013
Weighted average common shares used for basic EPS	18,976	18,884
Dilutive effect of stock-based awards	-	-
Shares used for diluted EPS	18,976	18,884

Stock-based awards not included in diluted per share calculations as they would be antidilutive	126	214

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q includes forward-looking statements. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “may,” “plan” and similar expressions or their negatives identify forward-looking statements, which generally are not historical in nature. These statements are based upon assumptions and projections that we believe are reasonable, but are by their nature inherently uncertain. Many possible events or factors could affect our future financial results and performance, and could cause actual results or performance to differ materially from those expressed, including those risks and uncertainties described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Annual Report”), and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”). Caution should be taken not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein, as well as the audited Consolidated Financial Statements and Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2013 Annual Report. The discussion and analysis includes period-to-period comparisons of our financial results. Although period-to-period comparisons may be helpful in understanding our financial results, we believe that they should not be relied upon as an accurate indicator of future performance.

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

We distribute our beers to retailers through independent wholesalers that are aligned with the Anheuser-Busch, LLC (“A-B”) network. These sales are made pursuant to a Master Distributor Agreement (the “A-B Distributor Agreement”) with A-B. As a result of this distribution arrangement, we believe that, under alcohol beverage laws in a majority of states, these wholesalers would own the exclusive right to distribute our beers in their respective markets if the A-B Distributor Agreement expires or is terminated. Redhook and Widmer Brothers beers are distributed in all 50 states and Kona beers are distributed in 40 states. Omission Beer continues to expand into new markets in the U.S. and internationally. Square Mile is currently available in 10 states in the West. Separate from our A-B wholesalers, we maintain an internal independent sales and marketing organization with resources across the key functions of brand management, field marketing, field sales, and national retail sales.

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

Following is a summary of our financial results:

Three Months Ended March 31,	Net Sales	Net Loss	Number of Barrels Sold
2014	$43.8 million	$(0.2) million	182,800
2013	$36.6 million	$(1.8) million	155,700

Index
Results of Operations

The following table sets forth, for the periods indicated, certain information from our Consolidated Statements of Operations expressed as a percentage of Net sales(1):

	Three Months Ended March 31,
	2014	2013
Sales	107.3%	107.6%
Less excise tax	7.3	7.6
Net sales	100.0	100.0
Cost of sales	73.0	75.6
Gross profit	27.0	24.4
Selling, general and administrative expenses	27.5	32.1
Operating loss	(0.5)	(7.7)
Interest expense	(0.2)	(0.4)
Interest and other income (expense), net	0.0	(0.1)
Loss before income taxes	(0.8)	(8.2)
Income tax benefit	(0.3)	(3.3)
Net loss	(0.5)%	(4.8)%
(1)	Percentages may not add due to rounding.

Segment Information
Net sales, gross profit and gross margin information by segment was as follows (dollars in thousands):

	Three Months Ended March 31,
2014	Beer Related	Pubs	Total
Net sales	$37,814	$6,012	$43,826
Gross profit	$11,047	$793	$11,840
Gross margin	29.2%	13.2%	27.0%

2013
Net sales	$31,250	$5,359	$36,609
Gross profit	$8,326	$617	$8,943
Gross margin	26.6%	11.5%	24.4%

Sales by Category
The following table sets forth a comparison of sales by category (dollars in thousands):

	Three Months Ended March 31,		Dollar
Sales by Category	2014	2013	Change	% Change
A-B and A-B related	$37,852	$31,862	$5,990	18.8%
Contract brewing and beer related(1)	3,153	2,160	993	46.0%
Excise taxes	(3,191)	(2,772)	(419)	15.1%
Net beer related sales	37,814	31,250	6,564	21.0%
Pubs(2)	6,012	5,359	653	12.2%
Net sales	$43,826	$36,609	$7,217	19.7%

(1)	Beer related includes international beer sales.
(2)	Pubs sales include sales of promotional merchandise and sales of beer directly to customers.

Index
Shipments by Category
Shipments by category were as follows (in barrels):

Three Months Ended March 31,	2014 Shipments	2013 Shipments	Barrel Change	% Change	Change in Depletions(1)
A-B and A-B related	167,300	144,800	22,500	15.5%	8%
Contract brewing and beer related(2)	13,100	8,500	4,600	54.1%
Pubs	2,400	2,400	-	-
Total	182,800	155,700	27,100	17.4%

(1)	Change in depletions reflects the year-over-year change in barrel volume sales of beer by wholesalers to retailers.
(2)	Contract brewing and beer related includes international shipments of our beers.

The increase in sales to A-B and A-B related in the three-month period ended March 31, 2014 compared to the same period of 2013 was primarily due to the increase in shipments, a shift in package mix towards bottle, which has a higher selling price per barrel than draft, and price increases.

The increase in contract brewing and beer related sales in the three‑month period ended March 31, 2014 compared to the same period of 2013 was primarily due to an increase in international shipments of our beers, which sell at a higher rate per barrel than contract brewing sales, as well as an increase in contract brewing shipments.

Pubs sales increased in the three-month period ended March 31, 2014 compared to the same period of 2013, primarily a result of our Kona Pubs in Hawaii and our Redhook Pub in Woodinville, Washington experiencing increased sales as a result of higher guest counts. The Redhook Pub in Woodinville, Washington was closed for four weeks during the three-month period ended March 31, 2013 for a full remodel and re-opened at the end of May 2013 after being closed for twelve weeks in total.

The increase in excise taxes in the three-month period ended March 31, 2014 compared to the same period of 2013 was due to the increase in shipments.

Shipments by Brand
The following table sets forth a comparison of shipments by brand (in barrels):

Three Months Ended March 31,	2014 Shipments	2013 Shipments	Increase	% Change	Change in Depletions
Kona	63,800	51,800	12,000	23.2%	11%
Widmer Brothers	57,800	51,400	6,400	12.5%	(1)%
Redhook	50,600	45,000	5,600	12.4%	15%
Total(1)	172,200	148,200	24,000	16.2%	8%

(1)	Total shipments by brand include international shipments and exclude shipments produced under our contract brewing arrangements.

The increase in our Kona brand shipments in the three-month period ended March 31, 2014 compared to the same period of 2013 was primarily due to the continued sales growth of our Longboard Lager and Big Wave Golden Ale.

The increase in our Widmer Brothers brand shipments in the three‑month period ended March 31, 2014 compared to the same period of 2013 was primarily due to increases in shipments of Omission beer and Upheaval IPA, a new brand for Widmer Brothers, partially offset by a decline in sales of Hefeweizen.

The increase in our Redhook brand shipments in the three-month period ended March 31, 2014 compared to the same period of 2013 was primarily the result of our new KCCO Black Lager, a craft beer developed in partnership with theChive, the world’s largest photo entertainment website, as well as further penetration into existing markets, particularly by our Long Hammer IPA, as well as Game Changer Ale, which was co-developed with Buffalo Wild Wings.

Index
The difference between the percentage change in shipments and percentage change in depletions for the three-month period ended March 31, 2014 compared to the same period of 2013 was a result of continuing the optimization of our supply chain processes, including brewing, to more closely align with the seasonality of our beer sales.

Shipments by Package
The following table sets forth a comparison of our shipments by package, excluding private label shipments produced under our contract brewing arrangements (in barrels):

Three Months Ended	2014		2013
March 31,	Shipments	% of Total	Shipments	% of Total
Draft	45,300	26.3%	47,300	31.9%
Packaged	126,900	73.7%	100,900	68.1%
Total	172,200	100.0%	148,200	100.0%

The shift in package mix from draft to packaged in the three-month period ended March 31, 2014 compared to the same period of 2013 was primarily the result of the increases in volumes on our Kona, Omission and Redhook packaged beers and lower volumes on our Widmer Brothers draft beer. Increased competition across the industry, as a result of both the entry of large, multi-national brewers into the craft beer segment and the significant increase in small, local breweries nationally, is putting pressure on on‑premise draft sales.

Cost of Sales
Cost of sales includes purchased raw materials, direct labor, overhead and shipping costs.

Information regarding Cost of sales was as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar
	2014	2013	Change	% Change
Beer Related	$26,767	$22,924	$3,843	16.8%
Pubs	5,219	4,742	477	10.1%
Total	$31,986	$27,666	$4,320	15.6%

The increase in Beer Related Cost of sales in the three‑month period ended March 31, 2014 compared to the same period of 2013 was primarily due to the increase in shipments discussed above, as well as the mix shift from draft to packaged product as the per barrel equivalent cost of packaged is higher than draft. These cost increases were partially offset by increased efficiencies, primarily through better capacity utilization, of our breweries.

Pubs Cost of sales increased in the three-month period ended March 31, 2014 compared to the same period of 2013 primarily due to the increase in sales and cost increases across various categories, including labor, merchandise and administrative costs.

Capacity utilization is calculated by dividing total shipments by approximate working capacity and was as follows:

	Three Months Ended March 31,
	2014	2013
Capacity utilization	68.0%	57.9%

Index
Gross Profit
Information regarding Gross profit was as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar
	2014	2013	Change	% Change
Beer Related	$11,047	$8,326	$2,721	32.7%
Pubs	793	617	176	28.5%
Total	$11,840	$8,943	$2,897	32.4%

The increase in gross profit in the three‑month period ended March 31, 2014 compared to the same period of 2013 was primarily due to the increase in shipment volumes and the improved operating efficiencies of our breweries discussed above.

Gross profit as a percentage of net sales, or gross margin, was as follows:

	Three Months Ended March 31,
	2014	2013
Beer Related	29.2%	26.6%
Pubs	13.2%	11.5%
Overall	27.0%	24.4%

The increase in the Beer Related gross margin rate in the three-month period ended March 31, 2014 compared to the same period of 2013 was primarily due to the improved operating efficiencies of our breweries as a result of better capacity utilization, as discussed above. The increase in the Pubs gross margin rate in the three-month period ended March 31, 2014 was primarily due to the 2013 closure and post‑renovation ramp‑up of our Woodinville, Washington Pub, as discussed above.

Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) include compensation and related expenses for our sales and marketing activities, management, legal and other professional and administrative support functions.

Information regarding SG&A was as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar
	2014	2013	Change	% Change
	$12,062	$11,760	$302	2.6%
As a % of Net sales	27.5%	32.1%

The increase in SG&A for the three-month period ended March 31, 2014 compared to the same period of 2013 was primarily due to the timing of certain promotional activity spending and the planned increase in SG&A spending for 2014 when compared to 2013. SG&A decreased as a percentage of Net sales in the three‑month period ended March 31, 2014 compared to the same period of 2013 primarily due to the increase in our Net sales.

Index
Interest Expense
Information regarding Interest expense was as follows (dollars in thousands):

Three Months Ended March 31,		Dollar
2014	2013	Change	% Change
$101	$156	$(55)	(35.3)%

	Three Months Ended March 31,
	2014	2013
Average debt outstanding	$11,667	$13,000
Average interest rate	2.06%	1.91%

The decrease in Interest expense in the three-month period ended March 31, 2014 compared to the same period of 2013 was due to lower average outstanding borrowings.

Income Tax Provision
Our effective income tax rate was 38.9% for the first three months of 2014 and 40.8% in the first three months of 2013. The effective income tax rates reflect the impact of non-deductible expenses, primarily state and local taxes, meals and entertainment expenses and tax credits.

Liquidity and Capital Resources

We have required capital primarily for the construction and development of our production breweries, to support our expansion and growth plans and to fund our working capital needs. Historically, we have financed our capital requirements through cash flows from operations, bank borrowings and the sale of common and preferred stock. We anticipate meeting our obligations for the twelve months beginning April 1, 2014 primarily from cash flows generated from operations. In addition, we may borrow under our line of credit facility as the need arises. Capital resources available to us at March 31, 2014 included $2.9 million of Cash and cash equivalents and $22 million available under our line of credit facility.

We had $6.4 million of working capital and our debt as a percentage of total capitalization (total debt and common shareholders’ equity) was 9.4% at March 31, 2014.

A summary of our cash flow information was as follows (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Cash flows provided by (used in) operating activities	$2,533	$(1,317)
Cash flows used in investing activities	(2,352)	(1,902)
Cash flows used in financing activities	(13)	(69)
Increase (decrease) in Cash and cash equivalents	$168	$(3,288)

Cash provided by operating activities of $2.5 million in the first three months of 2014 resulted from our Net loss of $(0.2) million, net non-cash expenses of $1.6 million and changes in our operating assets and liabilities as discussed in more detail below.

Accounts receivable, net, decreased $0.4 million to $11.0 million at March 31, 2014 compared to $11.4 million at December 31, 2013. This decrease was primarily due to a $0.5 million decrease in our receivable from A-B, which totaled $8.0 million at March 31, 2014. Historically, we have not had collection problems related to our accounts receivable.

Index
Inventories increased $1.9 million to $18.5 million at March 31, 2014 compared to $16.6 million at December 31, 2013, primarily to support an expected increase in shipment volume in the quarter ending June 30, 2014.

Accounts payable increased $2.0 million to $16.7 million at March 31, 2014 compared to $14.7 million at December 31, 2013, primarily due to increased inventory purchases to support our expected increased level of sales.

As of March 31, 2014, we had the following net operating loss carryforwards (“NOLs”) and federal credit carry forwards available to offset payment of future income taxes:

•	state NOLs of $41,000, tax-effected; and
•	federal alternative minimum tax (“AMT”) credit carry forwards of $408,000.

We anticipate that we will utilize the remaining NOLs and federal credit carry forwards in the near future and, accordingly, once utilized, we will be required to satisfy all of our income tax obligations with cash.

Capital expenditures of $2.5 million in the first three months of 2014 were primarily directed to beer production capacity and efficiency improvements and Pubs remodeling. As of March 31, 2014 we had $0.5 million of the $2.5 million of expenditures recorded in Accounts payable on our Consolidated Balance Sheets, compared to $0.3 million of capital expenditures recorded in Accounts payable at December 31, 2013. We anticipate capital expenditures of approximately $15 million to $20 million in 2014 primarily for capacity and efficiency improvements, quality initiatives and restaurant and retail.

We have a loan agreement (as amended, the “Loan Agreement”) with Bank of America, N.A., which is presently comprised of a $22.0 million revolving line of credit (“Line of Credit”), including provisions for cash borrowings and up to $2.5 million notional amount of letters of credit, and an $10.7 million term loan (“Term Loan”). We may draw upon the Line of Credit for working capital and general corporate purposes. At March 31, 2014, we had no borrowings outstanding under the Line of Credit and we were in compliance with the financial covenants associated with the Loan Agreement.

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

Our critical accounting policies, as described in our 2013 Annual Report, relate to goodwill, indefinite-lived intangible assets, long-lived assets, refundable deposits on kegs, revenue recognition and deferred taxes. There have been no changes to our critical accounting policies since December 31, 2013.

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

Index
Recent Accounting Pronouncements

See Note 2 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks and risk management policies since the filing of our 2013 Annual Report on Form 10-K, which was filed with the SEC on March 6, 2014.

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

Changes in Internal Control Over Financial Reporting

During the first quarter of 2014, no changes in our internal control over financial reporting were identified in connection with the evaluation required by Exchange Act Rule 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

There have been no changes in our reported risk factors and no new risk factors have been identified since the filing of our 2013 Annual Report on Form 10-K, which was filed with the SEC on March 6, 2014.

Item 6.	Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

10.1	Form of Performance Share Award Agreement for Executive Officers
31.1	Certification of Chief Executive Officer of Craft Brew Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer of Craft Brew Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
99.1	Press Release dated May 7, 2014
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAFT BREW ALLIANCE, INC.

May 7, 2014	BY:	/s/ Joseph K. O’Brien
Joseph K. O’Brien
Controller and Chief Accounting Officer