Form 10-Q
period 2014-06-30
CRAFT BREW ALLIANCE, INC.
filed 2014-08-06
CIK 892222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2014

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

The number of shares of the registrant’s common stock outstanding as of July 29, 2014 was 19,044,297.

CRAFT BREW ALLIANCE, INC.

Index
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
CRAFT BREW ALLIANCE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)
	June 30,	December 31,
	2014	2013

Assets
Current assets:
Cash and cash equivalents	$6,424	$2,726
Accounts receivable, net	13,330	11,370
Inventories	20,133	16,639
Deferred income tax asset, net	1,775	1,345
Other current assets	3,749	3,403
Total current assets	45,411	35,483

Property, equipment and leasehold improvements, net	106,050	104,193
Goodwill	12,917	12,917
Intangible and other assets, net	17,337	17,693
Total assets	$181,715	$170,286

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$20,977	$14,742
Accrued salaries, wages and payroll taxes	6,251	4,616
Refundable deposits	7,971	8,252
Other accrued expenses	1,940	1,381
Current portion of long-term debt and capital lease obligations	557	710
Total current liabilities	37,696	29,701

Long-term debt and capital lease obligations, net of current portion	11,693	11,050
Fair value of derivative financial instruments	370	-
Deferred income tax liability, net	18,074	17,719
Other liabilities	614	584
Total liabilities	68,447	59,054

Commitments and contingencies

Common shareholders' equity:
Common stock, $0.005 par value. Authorized 50,000,000 shares; issued and outstanding 19,036,378 and 18,972,247	95	95
Additional paid-in capital	137,443	136,972
Accumulated other comprehensive loss	(229)	-
Accumulated deficit	(24,041)	(25,835)
Total common shareholders' equity	113,268	111,232
Total liabilities and common shareholders' equity	$181,715	$170,286

The accompanying notes are an integral part of these financial statements.

Index
CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Sales	$60,728	$52,710	$107,745	$92,091
Less excise taxes	4,042	3,703	7,233	6,475
Net sales	56,686	49,007	100,512	85,616
Cost of sales	38,112	34,043	70,098	61,709
Gross profit	18,574	14,964	30,414	23,907
Selling, general and administrative expenses	15,208	12,950	27,270	24,710
Operating income (loss)	3,366	2,014	3,144	(803)
Interest expense	(105)	(156)	(206)	(312)
Other income (expense), net	9	6	3	(17)
Income (loss) before income taxes	3,270	1,864	2,941	(1,132)
Income tax provision (benefit)	1,275	769	1,147	(453)
Net income (loss)	$1,995	$1,095	$1,794	$(679)

Basic and diluted net income (loss) per share	$0.10	$0.06	$0.09	$(0.04)

Shares used in basic per share calculations	19,029	18,926	19,002	18,905

Shares used in diluted per share calculations	19,087	18,992	19,077	18,905

The accompanying notes are an integral part of these financial statements.

Index
CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Net income (loss)	$1,995	$1,095	$1,794	$(679)
Unrealized gain (loss) on derivative hedge transactions, net of tax	(81)	60	(229)	117
Comprehensive income (loss)	$1,914	$1,155	$1,565	$(562)

The accompanying notes are an integral part of these financial statements.

Index
CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	Six Months Ended June 30,
	2014	2013

Cash flows from operating activities:
Net income (loss)	$1,794	$(679)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,255	3,991
Deferred income taxes	66	(475)
Stock-based compensation	444	348
Excess tax benefit from employee stock plans	(176)	-
Other	(363)	290
Changes in operating assets and liabilities:
Accounts receivable, net	(1,959)	(868)
Inventories	(2,909)	(3,111)
Other current assets	(347)	191
Accounts payable and other accrued expenses	5,232	3,959
Accrued salaries, wages and payroll taxes	1,635	159
Refundable deposits	446	583
Net cash provided by operating activities	8,118	4,388

Cash flows from investing activities:
Expenditures for property, equipment and leasehold improvements	(5,074)	(5,313)
Proceeds from sale of property, equipment and leasehold improvements	15	-
Net cash used in investing activities	(5,059)	(5,313)

Cash flows from financing activities:
Principal payments on debt and capital lease obligations	(291)	(316)
Proceeds from capital lease financing	841	-
Proceeds from issuances of common stock	63	114
Tax payments related to performance shares issued	(150)	-
Excess tax benefit from employee stock plans	176	-
Net cash provided by (used in) financing activities	639	(202)

Increase (decrease) in cash and cash equivalents	3,698	(1,127)

Cash and cash equivalents:
Beginning of period	2,726	5,013
End of period	$6,424	$3,886

Supplemental disclosure of cash flow information:
Cash paid for interest	$260	$372
Cash paid for income taxes, net	246	20

Supplemental disclosure of non-cash information:
Purchases of Property, equipment and leasehold improvements included in Accounts payable	$2,008	$753

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

ASU 2014-12
In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2015. We do not expect the adoption of ASU 2014-12 to have a material effect on our financial position, results of operations or cash flows.

ASU 2014-09
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 is effective for annual periods beginning after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. We are still evaluating the effect of the adoption of ASU 2014-09.

ASU 2014-08
In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) and Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 amends the definition for what types of asset disposals are to be considered discontinued operations, as well as amends the required disclosures for discontinued operations and assets held for sale. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2014. We do not expect the adoption of ASU 2014-08 to have a material effect on our financial position, results of operations or cash flows.

ASU 2013-11
In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 amends the guidance related to the presentation of unrecognized tax benefits and allows for the reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. ASU 2013-11 is effective for annual and interim periods for fiscal years beginning after December 15, 2013. The adoption of ASU 2013-11 in January 2014 did not have any effect on our financial position, results of operations or cash flows.

Index
Note 3.	Cash and Cash Equivalents

Under our cash management system, we utilize a controlled disbursement account to fund cash distribution checks presented for payment by the holder. Checks issued but not yet presented to banks may result in overdraft balances for accounting purposes. As of June 30, 2014, and December 31, 2013, bank overdrafts of $1.5 million and $0.7 million, respectively, were included in Accounts payable on our Consolidated Balance Sheets. Changes in book overdrafts from period to period are reported in the Consolidated Statements of Cash Flows as a component of operating activities within Accounts payable and Other accrued expenses.

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

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Raw materials	$4,090	$4,934
Work in process	4,222	3,313
Finished goods	8,524	5,927
Packaging materials	1,312	442
Promotional merchandise	1,501	1,539
Pub food, beverages and supplies	484	484
	$20,133	$16,639

Work in process is beer held in fermentation tanks prior to the filtration and packaging process.

Note 5.	Related Party Transactions

Note Payable
In connection with our merger with Kona Brewing Company (“KBC”) in 2010, we assumed an obligation for a promissory note payable (“Related Party Note”) to a counterparty that was a significant KBC shareholder and remains a shareholder of Craft Brew Alliance, Inc. The Related Party Note is secured by the equipment comprising a photovoltaic cell generation system installed at our brewery located in Kailua-Kona, Hawaii. Accrued interest on the Related Party Note is due and payable monthly at a fixed interest rate of 4.75%, with monthly loan payments of $16,129. Any unpaid principal and unpaid accrued interest will be due and payable on November 15, 2014. The balance on the Related Party Note was $72,000 and $165,000 as of June 30, 2014 and December 31, 2013, respectively.

Index
Transactions with Anheuser-Busch, LLC (“A-B”)
Transactions with A-B consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gross sales to A-B	$51,798	$44,861	$90,250	$77,127
Margin fee paid to A-B, classified as a reduction of Sales	761	517	1,361	921
Handling, inventory management, royalty and other fees paid to A-B, classified in Cost of sales	87	111	180	211

Amounts due to or from A-B were as follows (in thousands):

	June 30, 2014	December 31, 2013
Amounts due from A-B related to beer sales pursuant to the A-B distributor agreement	$9,953	$8,457
Refundable deposits due to A-B	(2,358)	(2,728)
Amounts due to A-B for services rendered	(2,119)	(1,852)
Net amount due from A-B	$5,476	$3,877

Operating Leases
We lease our headquarters office space, restaurant and storage facilities located in Portland, Oregon, as well as the land and certain equipment, from two limited liability companies, both of whose members include our current Board Chair and a nonexecutive officer. Lease payments to these lessors were as follows (in thousands):

Three Months Ended June 30,		Six Months Ended June 30,
2014	2013	2014	2013
$32	$32	$64	$64

We hold lease and sublease obligations for certain office space and the land underlying the brewery and pub location in Kailua-Kona, Hawaii, with a company whose owners include a shareholder who owns more than 5.00% of our common stock. The sublease contracts expire on various dates through 2020, with an extension at our option for two five-year periods. Lease payments to this lessor were as follows (in thousands):

Three Months Ended June 30,		Six Months Ended June 30,
2014	2013	2014	2013
$120	$105	$231	$211

Note 6.	Derivative Financial Instruments

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

We have assessed our vulnerability to certain business and financial risks, including interest rate risk associated with our variable-rate long-term debt. To mitigate this risk, effective January 23, 2014, we entered into an interest rate swap contract with Bank of America, N.A. (“BofA”), to hedge the variability of interest payments associated with our variable-rate borrowings under our Term Loan with BofA. The swap contract terminates on September 29, 2023, and had a total notional value of $8.0 million as of June 30, 2014. Through this swap agreement, we pay interest at a fixed rate of 2.86% and receive interest at a floating-rate of the one-month LIBOR, which was 0.15% at June 30, 2014. Since the interest rate swap hedges the variability of interest payments on variable rate debt with similar terms, it qualifies for cash flow hedge accounting treatment. As of June 30, 2014, unrealized net losses of $370,000 were recorded in Accumulated other comprehensive loss as a result of this hedge. The effective portion of the gain or loss on the derivative is reclassified into Interest expense in the same period during which we record Interest expense associated with the Term Loan. There was no hedge ineffectiveness during the first six months of 2014 or 2013.

Index
The fair value of our derivative instrument is as follows (in thousands):

Fair Value of Derivative Instrument
	June 30, 2014	December 31, 2013
Fair value of interest rate swap	$(370)	$-

The effect of this interest rate swap contract that was accounted for as a derivative instrument on our Consolidated Statements of Operations for the three and six-month periods ended June 30, 2014 and 2013 was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)

Three Months Ended June 30,
2014	$(131)	Interest expense	$55
2013	$98	Interest expense	$94

Six Months Ended June 30,
2014	$(370)	Interest expense	$96
2013	$190	Interest expense	$188

See also Note 7.

Note 7.	Fair Value Measurements

Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;
•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and
•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Index
The following tables summarize assets and (liabilities) measured at fair value on a recurring basis (in thousands):

Fair Value at June 30, 2014	Level 1	Level 2	Level 3	Total
Money market funds	$6,200	$-	$-	$6,200
Interest rate swap	-	(370)	-	(370)
	$6,200	$(370)	$-	$5,830
Fair Value at December 31, 2013
Money market funds	$2,650	$-	$-	$2,650

We did not have any financial liabilities recorded at fair value on a recurring basis at December 31, 2013.

The fair value of our money market funds was based on statements from our financial institution. The fair value of our interest rate swap was based on quarterly statements from the issuing bank. There were no changes to our valuation techniques during the six months ended June 30, 2014.

We believe the carrying amounts of Cash, Accounts receivable, Other current assets, Accounts payable, Accrued salaries, wages and payroll taxes and Other accrued expenses are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

We had fixed-rate debt outstanding as follows (in thousands):

	June 30, 2014	December 31, 2013
Fixed-rate debt on balance sheet	$1,645	$960
Fair value of fixed-rate debt	$1,675	$985

We calculate the estimated fair value of our fixed-rate debt using a discounted cash flow methodology. Using estimated current interest rates based on a similar risk profile and duration (Level 2), the fixed cash flows are discounted and summed to compute the fair value of the debt.

Note 8.	Segment Results and Concentrations

Our chief operating decision maker monitors net sales and gross margins of our Beer Related operations and our Pubs operations. Beer Related operations include the brewing operations and related beer sales of our Widmer Brothers, Redhook, Kona and Omission beer brands, as well as our Square Mile cider brand. Pubs operations primarily include our pubs, some of which are located adjacent to our Beer Related operations. We do not track operating results beyond the gross margin level or our assets on a segment level.

Net sales, gross profit and gross margin information by segment was as follows (dollars in thousands):

Three Months Ended June 30,
2014	Beer Related	Pubs	Total
Net sales	$50,043	$6,643	$56,686
Gross profit	$17,659	$915	$18,574
Gross margin	35.3%	13.8%	32.8%

2013
Net sales	$42,997	$6,010	$49,007
Gross profit	$14,292	$672	$14,964
Gross margin	33.2%	11.2%	30.5%

Index
Six Months Ended June 30,
2014	Beer Related	Pubs	Total
Net sales	$87,857	$12,655	$100,512
Gross profit	$28,706	$1,708	$30,414
Gross margin	32.7%	13.5%	30.3%

2013
Net sales	$74,247	$11,369	$85,616
Gross profit	$22,618	$1,289	$23,907
Gross margin	30.5%	11.3%	27.9%

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

Sales to wholesalers through the A-B Distributor Agreement represented the following percentage of our Sales:

Three Months Ended June 30,		Six Months Ended June 30,
2014	2013	2014	2013
84.0%	84.1%	82.5%	82.8%

Receivables from A-B represented the following percentage of our Accounts receivable balance:

June 30, 2014	December 31, 2013
74.7%	74.4%

Note 9.	Significant Stock-Based Plan Activity and Stock-Based Compensation

Stock-Based Compensation Expense
Stock-based compensation expense was recognized in our Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Selling, general and administrative expense	$246	$211	$400	$278
Cost of sales	27	35	44	70
Total Stock-based compensation expense	$273	$246	$444	$348

At June 30, 2014, we had total unrecognized stock-based compensation expense of $2.4 million, which will be recognized over the weighted average remaining vesting period of 3.3 years.

Index
Note 10.	Earnings Per Share

The following table reconciles shares used for basic and diluted earnings per share (“EPS”) and provides certain other information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted average common shares used for basic EPS	19,029	18,926	19,002	18,905
Dilutive effect of stock-based awards	58	66	75	-
Shares used for diluted EPS	19,087	18,992	19,077	18,905

Stock-based awards not included in diluted per share calculations as they would be antidilutive	77	38	38	249

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Craft Brew Alliance, Inc. is an independent craft brewing company that was formed through the merger of leading Pacific Northwest craft brewers – Widmer Brothers Brewing and Redhook Ale Brewery – in 2008. Since our formation, we have remained focused on preserving and growing one-of-a-kind craft beers and brands. Today, we are comprised of five unique and pioneering craft beer and cider brands:

•	Redhook Ale Brewery founded by Gordon Bowker and Paul Shipman in 1981 in Seattle, Washington;
•	Widmer Brothers Brewing founded by brothers Kurt and Rob Widmer in 1984 in Portland, Oregon;
•	Kona Brewing Co. founded by father and son team Cameron Healy and Spoon Khalsa in 1994 in Kailua-Kona, Hawaii;
•	Omission Beer, internally developed by our brewing team as the first beer brand specially crafted to remove gluten, and launched in 2012 in Portland, Oregon; and
•	Square Mile Cider Company, the first non-beer brand family created by Craft Brew Alliance, and launched in 2013.

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

We proudly brew our craft beers in four company-owned breweries located in Portland, Oregon; the Seattle suburb of Woodinville, Washington; Portsmouth, New Hampshire; and Kailua-Kona, Hawaii; and one brewery in Memphis, Tennessee owned by our brewing partner. Additionally, we own and operate two small innovation breweries, primarily used for small batch production and innovative brews, in Portland, Oregon and Portsmouth, New Hampshire.

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

Following is a summary of our financial results:

Six Months Ended June 30,	Net Sales	Net Income (Loss)	Number of Barrels Sold
2014	$100.5 million	$1.8 million	417,100
2013	$85.6 million	$(0.7) million	362,900

Index
Results of Operations

The following table sets forth, for the periods indicated, certain information from our Consolidated Statements of Operations expressed as a percentage of Net sales(1):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Sales	107.1%	107.6%	107.2%	107.6%
Less excise tax	(7.1)	(7.6)	(7.2)	(7.6)
Net sales	100.0	100.0	100.0	100.0
Cost of sales	67.2	69.5	69.7	72.1
Gross profit	32.8	30.5	30.3	27.9
Selling, general and administrative expenses	26.8	26.4	27.1	28.9
Operating income (loss)	5.9	4.1	3.1	(0.9)
Interest expense	(0.2)	(0.3)	(0.2)	(0.4)
Other income (expense), net	-	-	-	-
Income (loss) before income taxes	5.8	3.8	2.9	(1.3)
Income tax provision (benefit)	2.2	1.6	1.1	(0.5)
Net income (loss)	3.5%	2.2%	1.8%	(0.8)%

(1)	Percentages may not add due to rounding.

Segment Information
Net sales, gross profit and gross margin information by segment was as follows (dollars in thousands):

Three Months Ended June 30,
2014	Beer Related	Pubs	Total
Net sales	$50,043	$6,643	$56,686
Gross profit	$17,659	$915	$18,574
Gross margin	35.3%	13.8%	32.8%

2013
Net sales	$42,997	$6,010	$49,007
Gross profit	$14,292	$672	$14,964
Gross margin	33.2%	11.2%	30.5%

Six Months Ended June 30,
2014	Beer Related	Pubs	Total
Net sales	$87,857	$12,655	$100,512
Gross profit	$28,706	$1,708	$30,414
Gross margin	32.7%	13.5%	30.3%

2013
Net sales	$74,247	$11,369	$85,616
Gross profit	$22,618	$1,289	$23,907
Gross margin	30.5%	11.3%	27.9%

Index
Sales by Category
The following table sets forth a comparison of sales by category (dollars in thousands):

	Three Months Ended June 30,		Dollar
Sales by Category	2014	2013	Change	% Change
A-B and A-B related	$51,037	$44,344	$6,693	15.1%
Contract brewing and beer related(1)	3,048	2,356	692	29.4%
Excise taxes	(4,042)	(3,703)	(339)	9.2%
Net beer related sales	50,043	42,997	7,046	16.4%
Pubs(2)	6,643	6,010	633	10.5%
Net sales	$56,686	$49,007	$7,679	15.7%

	Six Months Ended June 30,		Dollar
Sales by Category	2014	2013	Change	% Change
A-B and A-B related	$88,889	$76,206	$12,683	16.6%
Contract brewing and beer related(1)	6,201	4,516	1,685	37.3%
Excise taxes	(7,233)	(6,475)	(758)	11.7%
Net beer related sales	87,857	74,247	13,610	18.3%
Pubs(2)	12,655	11,369	1,286	11.3%
Net sales	$100,512	$85,616	$14,896	17.4%

(1)	Beer related includes international beer sales.
(2)	Pubs sales include sales of promotional merchandise and sales of beer directly to customers.

Shipments by Category
Shipments by category were as follows (in barrels):

Three Months Ended June 30,	2014 Shipments	2013 Shipments	Barrel Change	% Change	Change in Depletions(1)
A-B and A-B related	218,400	194,900	23,500	12.1%	9%
Contract brewing and beer related(2)	13,200	9,300	3,900	41.9%
Pubs	2,700	3,000	(300)	(10.0)%
Total	234,300	207,200	27,100	13.1%

Six Months Ended June 30,	2014 Shipments	2013 Shipments	Barrel Change	% Change	Change in Depletions(1)
A-B and A-B related	385,700	339,700	46,000	13.5%	9%
Contract brewing and beer related(2)	26,300	17,800	8,500	47.8%
Pubs	5,100	5,400	(300)	(5.6)%
Total	417,100	362,900	54,200	14.9%

(1)	Change in depletions reflects the year-over-year change in barrel volume sales of beer by wholesalers to retailers.
(2)	Contract brewing and beer related includes international shipments of our beers.

The increases in sales to A-B and A-B related in the three and six-month periods ended June 30, 2014 compared to the same periods of 2013 were primarily due to increases in shipments, shifts in package mix towards bottle, which has a higher selling price per barrel than draft, and price increases.

The increases in contract brewing and beer related sales in the three and six-month periods ended June 30, 2014 compared to the same periods of 2013 were primarily due to increases in international shipments of our beers, which sell at a higher rate per barrel than contract brewing sales, as well as increases in contract brewing shipments.

Pubs sales increased in the three and six-month periods ended June 30, 2014 compared to the same periods of 2013, due to our Kona Pubs in Hawaii and our Redhook Pub in Woodinville, Washington experiencing increased sales as a result of higher guest counts. The Redhook Pub in Woodinville, Washington was closed for eight and twelve weeks, respectively, during the three and six-month periods ended June 30, 2013 for a full remodel and re-opened at the end of May 2013 after being closed for twelve weeks in total.

Index
The increases in excise taxes in the three and six-month periods ended June 30, 2014 compared to the same periods of 2013 were due to the increases in shipments.

Shipments by Brand
The following table sets forth a comparison of shipments by brand (in barrels):

Three Months Ended June 30,	2014 Shipments	2013 Shipments	Increase	% Change	Change in Depletions
Kona	90,900	74,500	16,400	22.0%	16%
Widmer Brothers	72,900	68,600	4,300	6.3%	4%
Redhook	61,500	56,600	4,900	8.7%	5%
Total(1)	225,300	199,700	25,600	12.8%	9%

Six Months Ended June 30,	2014 Shipments	2013 Shipments	Increase	% Change	Change in Depletions
Kona	154,700	126,300	28,400	22.5%	14%
Widmer Brothers	130,700	120,000	10,700	8.9%	2%
Redhook	112,100	101,600	10,500	10.3%	10%
Total(1)	397,500	347,900	49,600	14.3%	9%

(1)	Total shipments by brand include international shipments and exclude shipments produced under our contract brewing arrangements.

The increases in our Kona brand shipments in the three and six-month periods ended June 30, 2014 compared to the same periods of 2013 were primarily due to the release of Castaway IPA on the mainland and continued sales growth of our Big Wave Golden Ale and Longboard Lager.

The increases in our Widmer Brothers brand shipments in the three and six-month periods ended June 30, 2014 compared to the same periods of 2013 were primarily due to increases in shipments of  the Omission brand and Upheaval IPA, a new beer for the Widmer Brothers brand, partially offset by declines in sales of Hefeweizen.

The increases in our Redhook brand shipments in the three and six-month periods ended June 30, 2014 compared to the same periods of 2013 were primarily the result of our new KCCO Black Lager, a craft beer developed in partnership with theChive, a photo entertainment website, and our Game Changer Ale, as well as further penetration into existing markets, particularly by our Long Hammer IPA.

The difference between the percentage changes in shipments and percentage changes in depletions for the three and six-month periods ended June 30, 2014 compared to the same periods of 2013 were a result of continuing the optimization of our supply chain processes, including brewing, to more closely align with the seasonality of our beer sales.

Index
Shipments by Package
The following table sets forth a comparison of our shipments by package, excluding shipments produced under our contract brewing arrangements (in barrels):

Three Months Ended	2014		2013
June 30,	Shipments	% of Total	Shipments	% of Total
Draft	53,400	23.7%	55,100	27.6%
Packaged	171,900	76.3%	144,600	72.4%
Total	225,300	100.0%	199,700	100.0%

Six Months Ended	2014		2013
June 30,	Shipments	% of Total	Shipments	% of Total
Draft	98,700	24.8%	102,400	29.4%
Packaged	298,800	75.2%	245,500	70.6%
Total	397,500	100.0%	347,900	100.0%

The shifts in package mix from draft to packaged in the three and six-month periods ended June 30, 2014 compared to the same periods of 2013 were primarily the result of the increases in volumes on our Kona, Omission and Redhook packaged beers and lower volumes on our Widmer Brothers draft beer. Increased competition across the industry, as a result of both the entry of large, multi-national brewers into the craft beer segment and the significant increase in small, local breweries nationally, is making on‑premise draft sales more challenging.

Cost of Sales
Cost of sales includes purchased raw and component materials, direct labor, overhead and shipping costs.

Information regarding Cost of sales was as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar
	2014	2013	Change	% Change
Beer Related	$32,384	$28,705	$3,679	12.8%
Pubs	5,728	5,338	390	7.3%
Total	$38,112	$34,043	$4,069	12.0%

	Six Months Ended June 30,		Dollar
	2014	2013	Change	% Change
Beer Related	$59,151	$51,629	$7,522	14.6%
Pubs	10,947	10,080	867	8.6%
Total	$70,098	$61,709	$8,389	13.6%

The increases in Beer Related Cost of sales in the three and six-month periods ended June 30, 2014 compared to the same periods of 2013 were primarily due to the increases in shipments discussed above, as well as the mix shift from draft to packaged product as the per barrel equivalent cost of packaged product is higher than draft. These cost increases were partially offset by increased efficiencies, primarily through better capacity utilization of our breweries.

Pubs Cost of sales increased in the three and six-month periods ended June 30, 2014 compared to the same periods of 2013, primarily due to the increases in sales and cost increases across various categories, including labor, merchandise and administrative costs.

Capacity utilization is calculated by dividing total shipments from our owned breweries by the approximate working capacity of these breweries and was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Capacity utilization	87%	77%	78%	68%

Index
In June 2014, we initiated full-scale brewing with our brewing partner in Memphis, Tennessee. This partnership provides us scalable capacity and we anticipate producing up to 100,000 barrels at this location over the next twelve months.

Gross Profit
Information regarding Gross profit was as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar
	2014	2013	Change	% Change
Beer Related	$17,659	$14,292	$3,367	23.6%
Pubs	915	672	243	36.2%
Total	$18,574	$14,964	$3,610	24.1%

	Six Months Ended June 30,		Dollar
	2014	2013	Change	% Change
Beer Related	$28,706	$22,618	$6,088	26.9%
Pubs	1,708	1,289	419	32.5%
Total	$30,414	$23,907	$6,507	27.2%

The increases in gross profit in the three and six-month periods ended June 30, 2014 compared to the same periods of 2013 were primarily due to the increases in shipment volumes, as well as increased pricing, improved operating efficiencies of our breweries and optimization of our supply chain, as discussed above.

Gross profit as a percentage of net sales, or gross margin, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Beer Related	35.3%	33.2%	32.7%	30.5%
Pubs	13.8%	11.2%	13.5%	11.3%
Total	32.8%	30.5%	30.3%	27.9%

The increases in the Beer Related gross margin rates in the three and six-month periods ended June 30, 2014 compared to the same periods of 2013 were due to the improved operating efficiencies of our breweries, as discussed above, optimization of our supply chain and increases in pricing, partially offset by the effect of changes in product mix. The increases in the Pubs gross margin rates in the three and six-month periods ended June 30, 2014 compared to the same periods of 2013 were primarily due to the 2013 closure and post‑renovation ramp‑up of our Woodinville, Washington Pub, as discussed above.

Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) include compensation and related expenses for our sales and marketing activities, management, legal and other professional and administrative support functions.

Information regarding SG&A was as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar
	2014	2013	Change	% Change
	$15,208	$12,950	$2,258	17.4%
As a % of Net sales	26.8%	26.4%

	Six Months Ended June 30,		Dollar
	2014	2013	Change	% Change
	$27,270	$24,710	$2,560	10.4%
As a % of Net sales	27.1%	28.9%

Index
The increases in SG&A for the three and six-month periods ended June 30, 2014 compared to the same periods of 2013 were primarily due to the planned increases in SG&A spending for 2014 when compared to 2013, as well as the timing of certain promotional activity. SG&A increased as a percentage of Net sales in the three-month period ended June 30, 2014 compared to the same period of 2013 primarily due to planned increases in SG&A spending for 2014. SG&A decreased as a percentage of Net sales in the six‑month period ended June 30, 2014 compared to the same period of 2013 primarily due to the increase in our Net sales.

Interest Expense
Information regarding Interest expense was as follows (dollars in thousands):

Three Months Ended June 30,		Dollar
2014	2013	Change	% Change
$105	$156	$(51)	(32.7)%

Six Months Ended June 30,		Dollar
2014	2013	Change	% Change
$206	$312	$(106)	(34.0)%

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Average debt outstanding	$11,704	$12,800	$11,701	$12,894
Average interest rate	1.74%	1.91%	1.89%	1.91%

The decreases in Interest expense in the three and six-month periods ended June 30, 2014 compared to the same periods of 2013 were due to lower average outstanding borrowings, as well as lower average interest rates.

Income Tax Provision
Our effective income tax rate was 39.0% for the first six months of 2014 and 40.0% in the first six months of 2013. The effective income tax rates reflect the impact of non-deductible expenses, primarily state and local taxes, meals and entertainment expenses and tax credits.

Liquidity and Capital Resources

We have required capital primarily for the construction and development of our production breweries, to support our expansion and growth plans and to fund our working capital needs. Historically, we have financed our capital requirements through cash flows from operations, bank borrowings and the sale of common and preferred stock. We anticipate meeting our obligations for the twelve months beginning July 1, 2014 primarily from cash flows generated from operations. In addition, we may borrow under our line of credit facility as the need arises. Capital resources available to us at June 30, 2014 included $6.4 million of Cash and cash equivalents and $22 million available under our line of credit facility.

We had $7.7 million of working capital and our debt as a percentage of total capitalization (total debt and common shareholders’ equity) was 9.8% at June 30, 2014.

A summary of our cash flow information was as follows (dollars in thousands):

	Six Months Ended June 30,
	2014	2013
Cash flows provided by operating activities	$8,118	$4,388
Cash flows used in investing activities	(5,059)	(5,313)
Cash flows provided by (used in) financing activities	639	(202)
Increase (decrease) in Cash and cash equivalents	$3,698	$(1,127)

Index
Cash provided by operating activities of $8.1 million in the first six months of 2014 resulted from our Net income of $1.8 million, net non-cash expenses of $4.2 million and changes in our operating assets and liabilities as discussed in more detail below.

Accounts receivable, net, increased $1.9 million to $13.3 million at June 30, 2014 compared to $11.4 million at December 31, 2013. This increase was primarily due to a $1.5 million increase in our receivable from A-B, which totaled $10.0 million at June 30, 2014. Historically, we have not had collection problems related to our accounts receivable.

Inventories increased $3.5 million to $20.1 million at June 30, 2014 compared to $16.6 million at December 31, 2013, primarily to support an expected increase in shipment volume in the quarter ending September 30, 2014, as well as an updated inventory policy to adequately buffer supply chain uncertainty.

Accounts payable increased $6.3 million to $21.0 million at June 30, 2014 compared to $14.7 million at December 31, 2013, primarily due to increased inventory purchases to support our expected increased level of sales and increased capital expenditures.

As of June 30, 2014, we had the following net operating loss carryforwards (“NOLs”) and federal credit carry forwards available to offset payment of future income taxes:

•	state NOLs of $32,000, tax-effected; and
•	federal alternative minimum tax (“AMT”) credit carry forwards of $26,000.

We anticipate that we will utilize the remaining NOLs and federal credit carry forwards in the near future and, accordingly, once utilized, we will be required to satisfy all of our income tax obligations with cash.

Capital expenditures of $5.1 million in the first six months of 2014 were primarily directed to beer production capacity and efficiency improvements and Pubs remodeling. As of June 30, 2014 we had an additional $2.0 million of expenditures recorded in Accounts payable on our Consolidated Balance Sheets, compared to $0.3 million of capital expenditures recorded in Accounts payable at December 31, 2013. In June 2014, we entered into a capital lease financing arrangement related to equipment already purchased and included in the $5.1 million above, and received cash proceeds of $0.8 million. The lease term is 84 months with an effective interest rate of 2.98% per annum and payments due monthly. We anticipate capital expenditures of approximately $15 million to $20 million in 2014 primarily for capacity and efficiency improvements, quality initiatives and restaurant and retail.

We have a loan agreement (as amended, the “Loan Agreement”) with Bank of America, N.A., which is presently comprised of a $22.0 million revolving line of credit (“Line of Credit”), including provisions for cash borrowings and up to $2.5 million notional amount of letters of credit, and a $10.6 million term loan (“Term Loan”). We may draw upon the Line of Credit for working capital and general corporate purposes. At June 30, 2014, we had no borrowings outstanding under the Line of Credit and we were in compliance with the financial covenants associated with the Loan Agreement.

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

Changes in Internal Control Over Financial Reporting
During the second quarter of 2014, no changes in our internal control over financial reporting were identified in connection with the evaluation required by Exchange Act Rule 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II - OTHER INFORMATION

Item 1A.	Risk Factors

There have been no changes in our reported risk factors and no new risk factors have been identified since the filing of our 2013 Annual Report on Form 10-K, which was filed with the SEC on March 6, 2014.

Item 6.	Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

31.1	Certification of Chief Executive Officer of Craft Brew Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer of Craft Brew Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
99.1	Press Release dated August 6, 2014
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAFT BREW ALLIANCE, INC.

August 6, 2014	BY: /s/ Joseph K. O’Brien
Joseph K. O’Brien
Controller and Chief Accounting Officer