Form 10-Q
period 2014-09-30
CRAFT BREW ALLIANCE, INC.
filed 2014-11-05
CIK 892222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2014

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

The number of shares of the registrant’s common stock outstanding as of October 28, 2014 was 19,074,222.

CRAFT BREW ALLIANCE, INC.

Index
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	September 30, 2014	December 31, 2013

Assets
Current assets:
Cash and cash equivalents	$1,469	$2,726
Accounts receivable, net	11,069	11,370
Inventories	19,152	16,639
Deferred income tax asset, net	1,686	1,345
Other current assets	3,297	3,403
Total current assets	36,673	35,483

Property, equipment and leasehold improvements, net	109,577	104,193
Goodwill	12,917	12,917
Intangible and other assets, net	17,568	17,693
Total assets	$176,735	$170,286

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$14,657	$14,742
Accrued salaries, wages and payroll taxes	5,677	4,616
Refundable deposits	8,449	8,252
Other accrued expenses	2,256	1,381
Current portion of long-term debt and capital lease obligations	1,208	710
Total current liabilities	32,247	29,701

Long-term debt and capital lease obligations, net of current portion	10,845	11,050
Fair value of derivative financial instruments	340	-
Deferred income tax liability, net	18,247	17,719
Other liabilities	629	584
Total liabilities	62,308	59,054

Commitments and contingencies

Common shareholders' equity:
Common stock, $0.005 par value. Authorized 50,000,000 shares; issued and outstanding 19,074,222 and 18,972,247	95	95
Additional paid-in capital	138,018	136,972
Accumulated other comprehensive loss	(210)	-
Accumulated deficit	(23,476)	(25,835)
Total common shareholders' equity	114,427	111,232
Total liabilities and common shareholders' equity	$176,735	$170,286

The accompanying notes are an integral part of these financial statements.

Index
CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Sales	$55,871	$53,022	$163,616	$145,113
Less excise taxes	3,798	3,668	11,031	10,143
Net sales	52,073	49,354	152,585	134,970
Cost of sales	37,428	34,512	107,526	96,221
Gross profit	14,645	14,842	45,059	38,749
Selling, general and administrative expenses	13,554	11,602	40,824	36,312
Operating income	1,091	3,240	4,235	2,437
Interest expense	(111)	(62)	(317)	(374)
Other income (expense), net	(54)	(58)	(51)	(75)
Income before income taxes	926	3,120	3,867	1,988
Income tax provision	361	1,228	1,508	775
Net income	$565	$1,892	$2,359	$1,213

Basic and diluted net income per share	$0.03	$0.10	$0.12	$0.06

Shares used in basic per share calculations	19,052	18,937	19,019	18,916

Shares used in diluted per share calculations	19,103	19,067	19,086	19,010

The accompanying notes are an integral part of these financial statements.

Index
CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$565	$1,892	$2,359	$1,213
Unrealized gain (loss) on derivative hedge transactions, net of tax	19	18	(210)	135
Comprehensive income	$584	$1,910	$2,149	$1,348

The accompanying notes are an integral part of these financial statements.

Index
CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2014	2013

Cash flows from operating activities:
Net income	$2,359	$1,213
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,432	6,079
Deferred income taxes	316	224
Stock-based compensation	805	632
Excess tax benefit from employee stock plans	(191)	(42)
Other	(253)	514
Changes in operating assets and liabilities:
Accounts receivable, net	301	(1,501)
Inventories	(2,287)	(4,084)
Other current assets	106	638
Accounts payable and other accrued expenses	861	3,263
Accrued salaries, wages and payroll taxes	1,061	(503)
Refundable deposits	1,188	1,129
Net cash provided by operating activities	10,698	7,562

Cash flows from investing activities:
Expenditures for property, equipment and leasehold improvements	(12,936)	(7,361)
Proceeds from sale of property, equipment and leasehold improvements	236	-
Net cash used in investing activities	(12,700)	(7,361)

Cash flows from financing activities:
Principal payments on debt and capital lease obligations	(458)	(475)
Proceeds from capital lease financing	841	-
Proceeds from issuances of common stock	321	119
Tax payments related to performance shares issued	(150)	-
Excess tax benefit from employee stock plans	191	42
Net cash provided by (used in) financing activities	745	(314)

Decrease in cash and cash equivalents	(1,257)	(113)

Cash and cash equivalents:
Beginning of period	2,726	5,013
End of period	$1,469	$4,900

Supplemental disclosure of cash flow information:
Cash paid for interest	$401	$494
Cash paid for income taxes, net	889	30

Supplemental disclosure of non-cash information:
Purchases of Property, equipment and leasehold improvements included in Accounts payable	$331	$679

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

ASU 2014-15
In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40)". ASU 2014-15 provides guidance related to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter. Early application is permitted. We do not expect the adoption of ASU 2014-15 to have a material effect on our financial position, results of operations or cash flows.

ASU 2014-12
In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2015. We do not expect the adoption of ASU 2014-12 to have a material effect on our financial position, results of operations or cash flows.

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

ASU 2014-08
In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) and Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 amends the definition for what types of asset disposals are to be considered discontinued operations, as well as amending the required disclosures for discontinued operations and assets held for sale. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2014. We do not expect the adoption of ASU 2014-08 to have a material effect on our financial position, results of operations or cash flows.

Index
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

Under our cash management system, we utilize a controlled disbursement account to fund cash distribution checks presented for payment by the holder. Checks issued but not yet presented to banks may result in overdraft balances for accounting purposes. As of September 30, 2014, and December 31, 2013, bank overdrafts of $0.4 million and $0.7 million, respectively, were included in Accounts payable on our Consolidated Balance Sheets. Changes in book overdrafts from period to period are reported in the Consolidated Statements of Cash Flows as a component of operating activities within Accounts payable and Other accrued expenses.

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

Inventories consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$3,191	$4,934
Work in process	3,595	3,313
Finished goods	9,047	5,927
Packaging materials	1,016	442
Promotional merchandise	1,713	1,539
Pub food, beverages and supplies	590	484
	$19,152	$16,639

Work in process is beer held in fermentation tanks prior to the filtration and packaging process.

Note 5.	Related Party Transactions

Note Payable
In connection with our merger with Kona Brewing Company (“KBC”) in 2010, we assumed an obligation for a promissory note payable (“Related Party Note”) to a counterparty that was a significant KBC shareholder and remains a shareholder of Craft Brew Alliance, Inc. The Related Party Note is secured by the equipment comprising a photovoltaic cell generation system installed at our brewery located in Kailua-Kona, Hawaii. Accrued interest on the Related Party Note is due and payable monthly at a fixed interest rate of 4.75%, with monthly loan payments of $16,129. Any unpaid principal and unpaid accrued interest will be due and payable on November 15, 2014. The balance on the Related Party Note was $24,000 and $165,000 as of September 30, 2014 and December 31, 2013, respectively.

Index
Transactions with Anheuser-Busch, LLC (“A-B”)
Transactions with A-B consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gross sales to A-B	$45,905	$44,054	$136,155	$121,181
Margin fee paid to A-B, classified as a reduction of Sales	670	501	2,031	1,422
Handling, inventory management, royalty and other fees paid to A-B, classified in Cost of sales	116	101	296	312

Amounts due to or from A-B were as follows (in thousands):

	September 30, 2014	December 31, 2013
Amounts due from A-B related to beer sales pursuant to the A-B distributor agreement	$7,740	$8,457
Refundable deposits due to A-B	(2,804)	(2,728)
Amounts due to A-B for services rendered	(2,005)	(1,852)
Net amount due from A-B	$2,931	$3,877

Operating Leases
We lease our headquarters office space, restaurant and storage facilities located in Portland, Oregon, as well as the land and certain equipment, from two limited liability companies, both of whose members include our current Board Chair and a nonexecutive officer. Lease payments to these lessors were as follows (in thousands):

Three Months Ended September 30,		Nine Months Ended September 30,
2014	2013	2014	2013
$31	$32	$95	$95

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

Three Months Ended September 30,		Nine Months Ended September 30,
2014	2013	2014	2013
$120	$111	$351	$322

Note 6.	Derivative Financial Instruments

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

We have assessed our vulnerability to certain business and financial risks, including interest rate risk associated with our variable-rate long-term debt. To mitigate this risk, effective January 23, 2014, we entered into an interest rate swap contract with Bank of America, N.A. (“BofA”), to hedge the variability of interest payments associated with our variable-rate borrowings under our Term Loan with BofA. On July 1, 2013 our previous swap contract terminated. The current swap contract terminates on September 29, 2023, and had a total notional value of $7.9 million as of September 30, 2014. Through this swap agreement, we pay interest at a fixed rate of 2.86% and receive interest at a floating-rate of the one-month LIBOR, which was 0.15% at September 30, 2014. Since the interest rate swap hedges the variability of interest payments on variable rate debt with similar terms, it qualifies for cash flow hedge accounting treatment. As of September 30, 2014, unrealized net losses of $340,000 were recorded in Accumulated other comprehensive loss as a result of this hedge. The effective portion of the gain or loss on the derivative is reclassified into Interest expense in the same period during which we record Interest expense associated with the Term Loan. There was no hedge ineffectiveness during the first nine months of 2014 or 2013.

Index
The fair value of our derivative instrument is as follows (in thousands):

Fair Value of Derivative Instrument
	September 30, 2014	December 31, 2013
Fair value of interest rate swap	$(340)	$-

The effect of the interest rate swap contracts that were accounted for as a derivative instrument on our Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2014 and 2013 was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)

Three Months Ended September 30,
2014	$30	Interest expense	$55
2013	$29	Interest expense	$-

Nine Months Ended September 30,
2014	$(340)	Interest expense	$151
2013	$219	Interest expense	$188

See also Note 7.

Note 7.	Fair Value Measurements

Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;
•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and
•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Index
The following tables summarize assets and (liabilities) measured at fair value on a recurring basis (in thousands):

Fair Value at September 30, 2014	Level 1	Level 2	Level 3	Total
Money market funds	$1,000	$-	$-	$1,000
Interest rate swap	-	(340)	-	(340)
	$1,000	$(340)	$-	$660

Fair Value at December 31, 2013	`
Money market funds	$2,650	$-	$-	$2,650

We did not have any financial liabilities recorded at fair value on a recurring basis at December 31, 2013.

The fair value of our money market funds was based on statements from our financial institution. The fair value of our interest rate swap was based on quarterly statements from the issuing bank. There were no changes to our valuation techniques during the nine months ended September 30, 2014.

We believe the carrying amounts of Cash, Accounts receivable, Other current assets, Accounts payable, Accrued salaries, wages and payroll taxes and Other accrued expenses are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

We had fixed-rate debt outstanding as follows (in thousands):

	September 30, 2014	December 31, 2013
Fixed-rate debt on balance sheet	$1,539	$960
Fair value of fixed-rate debt	$1,596	$985

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

Index
Net sales, gross profit and gross margin information by segment was as follows (dollars in thousands):

Three Months Ended September 30,
2014	Beer Related	Pubs	Total
Net sales	$44,663	$7,410	$52,073
Gross profit	$13,447	$1,198	$14,645
Gross margin	30.1%	16.2%	28.1%

2013
Net sales	$42,267	$7,087	$49,354
Gross profit	$13,701	$1,141	$14,842
Gross margin	32.4%	16.1%	30.1%

Nine Months EndedSeptember 30,
2014	Beer Related	Pubs	Total
Net sales	$132,520	$20,065	$152,585
Gross profit	$42,153	$2,906	$45,059
Gross margin	31.8%	14.5%	29.5%

2013
Net sales	$116,514	$18,456	$134,970
Gross profit	$36,319	$2,430	$38,749
Gross margin	31.2%	13.2%	28.7%

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

Sales to wholesalers through the A-B Distributor Agreement represented the following percentage of our Sales:

Three Months Ended September 30,		Nine Months Ended September 30,
2014	2013	2014	2013
81.0%	82.1%	82.0%	82.5%

Receivables from A-B represented the following percentage of our Accounts receivable balance:

September 30, 2014	December 31, 2013
69.9%	74.4%

Index
Note 9.	Significant Stock-Based Plan Activity and Stock-Based Compensation

Stock-Based Compensation Expense
Stock-based compensation expense was recognized in our Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Selling, general and administrative expense	$320	$236	$720	$514
Cost of sales	41	48	85	118
Total Stock-based compensation expense	$361	$284	$805	$632

At September 30, 2014, we had total unrecognized stock-based compensation expense of $2.2 million, which will be recognized over the weighted average remaining vesting period of 3.1 years.

Note 10.	Earnings Per Share

The following table reconciles shares used for basic and diluted earnings per share (“EPS”) and provides certain other information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted average common shares used for basic EPS	19,052	18,937	19,019	18,916
Dilutive effect of stock-based awards	51	130	67	94
Shares used for diluted EPS	19,103	19,067	19,086	19,010

Stock-based awards not included in diluted per share calculations as they would be antidilutive	144	-	79	38

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

We operate in two segments: Beer Related operations and Pubs operations. Beer Related operations include the brewing and sale of craft beers and cider from our breweries, both domestically and internationally. Pubs operations primarily include our five pubs, four of which are located adjacent to our Beer Related operations, as well as other merchandise sales, and sales of our beers directly to customers.

Following is a summary of our financial results:

Nine Months Ended September 30,	Net Sales	Net Income	Number of Barrels Sold
2014	$152.6 million	$2.4 million	632,400
2013	$135.0 million	$1.2 million	569,900

Index
Results of Operations

The following table sets forth, for the periods indicated, certain information from our Consolidated Statements of Operations expressed as a percentage of Net sales(1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Sales	107.3%	107.4%	107.2%	107.5%
Less excise tax	7.3	7.4	7.2	7.5
Net sales	100.0	100.0	100.0	100.0
Cost of sales	71.9	69.9	70.5	71.3
Gross profit	28.1	30.1	29.5	28.7
Selling, general and administrative expenses	26.0	23.5	26.8	26.9
Operating income	2.1	6.6	2.8	1.8
Interest expense	(0.2)	(0.1)	(0.2)	(0.3)
Other income (expense), net	(0.1)	(0.1)	(0.0)	(0.1)
Income before income taxes	1.8	6.3	2.5	1.5
Income tax provision	0.7	2.5	1.0	0.6
Net income	1.1%	3.8%	1.5%	0.9%
(1)  Percentages may not add due to rounding.

Segment Information
Net sales, gross profit and gross margin information by segment was as follows (dollars in thousands):

Three Months Ended September 30,
2014	Beer Related	Pubs	Total
Net sales	$44,663	$7,410	$52,073
Gross profit	$13,447	$1,198	$14,645
Gross margin	30.1%	16.2%	28.1%

2013
Net sales	$42,267	$7,087	$49,354
Gross profit	$13,701	$1,141	$14,842
Gross margin	32.4%	16.1%	30.1%

Nine Months Ended September 30,
2014	Beer Related	Pubs	Total
Net sales	$132,520	$20,065	$152,585
Gross profit	$42,153	$2,906	$45,059
Gross margin	31.8%	14.5%	29.5%

2013
Net sales	$116,514	$18,456	$134,970
Gross profit	$36,319	$2,430	$38,749
Gross margin	31.2%	13.2%	28.7%

Index
Sales by Category
The following table sets forth a comparison of sales by category (dollars in thousands):

	Three Months Ended September 30,		Dollar
Sales by Category	2014	2013	Change	% Change
A-B and A-B related	$45,235	$43,553	$1,682	3.9%
Contract brewing and beer related(1)	3,226	2,382	844	35.4%
Excise taxes	(3,798)	(3,668)	(130)	3.5%
Net beer related sales	44,663	42,267	2,396	5.7%
Pubs(2)	7,410	7,087	323	4.6%
Net sales	$52,073	$49,354	$2,719	5.5%

	Nine Months Ended September 30,		Dollar
Sales by Category	2014	2013	Change	% Change
A-B and A-B related	$134,124	$119,759	$14,365	12.0%
Contract brewing and beer related(1)	9,427	6,898	2,529	36.7%
Excise taxes	(11,031)	(10,143)	(888)	8.8%
Net beer related sales	132,520	116,514	16,006	13.7%
Pubs(2)	20,065	18,456	1,609	8.7%
Net sales	$152,585	$134,970	$17,615	13.1%

(1)	Beer related includes international beer sales.
(2)	Pubs sales include sales of promotional merchandise and sales of beer directly to customers.

Shipments by Category
Shipments by category were as follows (in barrels):

Three Months Ended September 30,	2014 Shipments	2013 Shipments	Barrel Change	% Change	Change in Depletions(1)
A-B and A-B related	198,300	194,100	4,200	2.2%	6%
Contract brewing and beer related(2)	13,700	9,400	4,300	45.7%
Pubs	3,300	3,500	(200)	(5.7)%
Total	215,300	207,000	8,300	4.0%

Nine Months Ended September 30,	2014 Shipments	2013 Shipments	Barrel Change	% Change	Change in Depletions(1)
A-B and A-B related	584,000	533,800	50,200	9.4%	8%
Contract brewing and beer related(2)	40,000	27,200	12,800	47.1%
Pubs	8,400	8,900	(500)	(5.6)%
Total	632,400	569,900	62,500	11.0%

(1)	Change in depletions reflects the year-over-year change in barrel volume sales of beer by wholesalers to retailers.
(2)	Contract brewing and beer related includes international shipments of our beers.

The increases in sales to A-B and A-B related in the three and nine-month periods ended September 30, 2014 compared to the same periods of 2013 were primarily due to increases in shipments, shifts in package mix towards bottle, which has a higher selling price per barrel than draft, and price increases.

The increases in contract brewing and beer related sales in the three and nine-month periods ended September 30, 2014 compared to the same periods of 2013 were primarily due to increases in international shipments of our beers, which sell at a higher rate per barrel than contract brewing sales, as well as increases in contract brewing shipments.

Pubs sales increased in the three and nine-month periods ended September 30, 2014 compared to the same periods of 2013. This sales growth was driven by higher guest counts combined with higher revenue per guest. The Redhook Pub in Woodinville, Washington was closed for twelve weeks during the nine-month period ended September 30, 2013 for a full remodel and re-opened at the end of May 2013 after being closed for twelve weeks in total.

Index
The increases in excise taxes in the three and nine-month periods ended September 30, 2014 compared to the same periods of 2013 were due to the increases in shipments.

Shipments by Brand
The following table sets forth a comparison of shipments by brand (in barrels):

Three Months Ended September 30,	2014 Shipments	2013 Shipments	Increase (Decrease)	% Change	Change in Depletions
Kona	79,700	70,000	9,700	13.9%	15%
Widmer Brothers	69,700	70,000	(300)	(0.4)%	4%
Redhook	55,500	60,100	(4,600)	(7.7)%	(2)%
Total(1)	204,900	200,100	4,800	2.4%	6%

Nine Months Ended September 30,	2014 Shipments	2013 Shipments	Increase	% Change	Change in Depletions
Kona	234,400	196,300	38,100	19.4%	14%
Widmer Brothers	200,400	190,000	10,400	5.5%	2%
Redhook	167,600	161,700	5,900	3.6%	5%
Total(1)	602,400	548,000	54,400	9.9%	8%

(1)	Total shipments by brand include international shipments and exclude shipments produced under our contract brewing arrangements.

The increases in our Kona brand shipments in the three and nine-month periods ended September 30, 2014 compared to the same periods of 2013 were primarily due to the release of Castaway IPA on the mainland and continued sales growth of our Big Wave Golden Ale and Longboard Lager.

The decrease in our Widmer Brothers brand shipments in the three-month period ended September 30, 2014 compared to the same period of 2013 was primarily due to a decline in shipments of Rotator IPA, which was discontinued in the second quarter of 2014, and Hefeweizen; these declines were partially offset by an increase in shipments of Upheaval IPA, a new beer for the Widmer Brothers brand, and Omission beer. The increase in our Widmer Brothers brand shipments in the nine-month period ended September 30, 2014 compared to the same period of 2013 was primarily due to increases in shipments of the Omission brand and Upheaval IPA, partially offset by declines in sales of Rotator IPA and Hefeweizen.

The decrease in our Redhook brand shipments in the three-month period ended September 30, 2014 compared to the same period of 2013 was primarily the result of cycling the launch of Game Changer Ale and declines in ESB, partially offset by our new KCCO Black Lager, a craft beer developed in partnership with theChive, a photo entertainment website. The increase in shipments in the nine-month period ended September 30, 2014 compared to the same period of 2013 was primarily the result of increased sales of KCCO Black Lager, as well as further penetration into existing markets, particularly by our Long Hammer IPA, partially offset by declines in sales of ESB and Audible Ale.

The differences between the percentage changes in shipments and percentage changes in depletions for the three and nine-month periods ended September 30, 2014 compared to the same periods of 2013 were a result of continuing the optimization of our supply chain processes, including brewing, to more closely align with the seasonality of our beer sales.

Index
Shipments by Package
The following table sets forth a comparison of our shipments by package, excluding shipments produced under our contract brewing arrangements (in barrels):

Three Months Ended	2014		2013
September 30,	Shipments	% of Total	Shipments	% of Total
Draft	52,700	25.7%	58,400	29.2%
Packaged	152,200	74.3%	141,700	70.8%
Total	204,900	100.0%	200,100	100.0%

Nine Months Ended	2014		2013
September 30,	Shipments	% of Total	Shipments	% of Total
Draft	151,400	25.1%	160,800	29.3%
Packaged	451,000	74.9%	387,200	70.7%
Total	602,400	100.0%	548,000	100.0%

The shifts in package mix from draft to packaged in the three and nine-month periods ended September 30, 2014 compared to the same periods of 2013 were primarily the result of the increases in volumes on our Kona, Omission and Redhook packaged beers and lower volumes on our Widmer Brothers draft beer. Increased competition across the industry, as a result of both the entry of large, multi-national brewers into the craft beer segment and the significant increase in small, local breweries nationally, is making on‑premise draft sales more challenging.

Cost of Sales
Cost of sales includes purchased raw and component materials, direct labor, overhead and shipping costs.

Information regarding Cost of sales was as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar
	2014	2013	Change	% Change
Beer Related	$31,216	$28,566	$2,650	9.3%
Pubs	6,212	5,946	266	4.5%
Total	$37,428	$34,512	$2,916	8.4%

	Nine Months Ended September 30,		Dollar
	2014	2013	Change	% Change
Beer Related	$90,367	$80,195	$10,172	12.7%
Pubs	17,159	16,026	1,133	7.1%
Total	$107,526	$96,221	$11,305	11.7%

The increases in Beer Related Cost of sales in the three and nine-month periods ended September 30, 2014 compared to the same periods of 2013 were primarily due to the increases in shipments discussed above, as well as the mix shift from draft to packaged product as the per barrel equivalent cost of packaged product is higher than draft. In the nine-month period ended September 30, 2014 compared to the same period in 2013, these cost increases were partially offset by increased efficiencies, primarily through better capacity utilization of our breweries.

Also contributing to the increases in Beer Related Cost of sales were various costs incurred as a result of initiating brewing operations in Memphis, Tennessee. Due to the efficient and successful launch in July 2014, we were able to balance production in the three‑month period ended September 30, 2014 and meet shipping demands from buffer stock brewed during the three months ended June 30, 2014 to ensure adequate supply in the event our Memphis brewery experienced any initial challenges. This resulted in utilization rates that were slightly lower than typically seen in prior three‑month periods ended September 30, and significantly lower than the three‑month period ended September 30, 2013, when we were responding to out-of-stock issues that surfaced during the summer of 2013. We also realized incremental startup costs for initial shipments out of the Memphis brewery as a result of launching during the peak selling season. The impact of decreased production and higher shipment costs represented approximately $1.4 million, or $840,000 after tax, reflected in Beer Related Cost of sales in the three-month period ended September 30, 2014. For the nine‑month period ended September 30, 2014, the additional costs related to initiating brewing in Memphis totaled approximately $0.7 million, or $420,000 after tax.

Index
Pubs Cost of sales increased in the three and nine-month periods ended September 30, 2014 compared to the same periods of 2013, primarily due to the increases in sales and cost increases across various categories, including labor, merchandise and administrative costs.

Capacity utilization is calculated by dividing total shipments from our owned breweries by the approximate working capacity of these breweries and was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Capacity utilization	75%	77%	77%	71%

In June 2014, we initiated full-scale brewing with our brewing partner in Memphis, Tennessee. This partnership provides us scalable capacity and we anticipate producing up to 100,000 barrels at this location over the next 12 months.

Gross Profit
Information regarding Gross profit was as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar
	2014	2013	Change	% Change
Beer Related	$13,447	$13,701	$(254)	(1.9)%
Pubs	1,198	1,141	57	5.0%
Total	$14,645	$14,842	$(197)	(1.3)%

	Nine Months Ended September 30,		Dollar
	2014	2013	Change	% Change
Beer Related	$42,153	$36,319	$5,834	16.1%
Pubs	2,906	2,430	476	19.6%
Total	$45,059	$38,749	$6,310	16.3%

The decrease in gross profit in the three-month period ended September 30, 2014 compared to the same period of 2013 was primarily due to the additional costs incurred related to initiating brewing in Memphis, Tennessee, as discussed above. The increase in gross profit in the nine-month period ended September 30, 2014 compared to the same period of 2013 was primarily due to the increases in shipment volumes, as well as increased pricing, improved operating efficiencies of our breweries and optimization of our supply chain, partially offset by the additional costs incurred related to initiating brewing in Memphis, Tennessee, as discussed above.

Gross profit as a percentage of net sales, or gross margin, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Beer Related	30.1%	32.4%	31.8%	31.2%
Pubs	16.2%	16.1%	14.5%	13.2%
Total	28.1%	30.1%	29.5%	28.7%

The decrease in the Beer Related gross margin rates in the three-month period ended September 30, 2014 compared to the same period of 2013 was due to the additional costs incurred related to initiating brewing in Memphis, Tennessee, as discussed above, as well as the effect of changes in our product mix. Additionally, the three-month-period ended September 30, 2013 benefited from increased brewing to establish appropriate inventory levels after shortages during the three-month period ended June 30, 2013. The increase in the Beer Related gross margin rates in the nine-month period ended September 30, 2014 compared to the same period of 2013 was due to the improved operating efficiencies of our breweries, as discussed above, optimization of our supply chain, and increases in pricing, partially offset by the effect of changes in product mix and additional costs incurred related to initiating brewing in Memphis, Tennessee. The increases in the Pubs gross margin rates in the three and nine-month periods ended September 30, 2014 compared to the same periods of 2013 were primarily due to the 2013 closure and post‑renovation ramp‑up of our Woodinville, Washington Pub, as discussed above.

Index
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) include compensation and related expenses for our sales and marketing activities, management, legal and other professional and administrative support functions.

Information regarding SG&A was as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar
	2014	2013	Change	% Change
	$13,554	$11,602	$1,952	16.8%
As a % of Net sales	26.0%	23.5%

	Nine Months Ended September 30,		Dollar
	2014	2013	Change	% Change
	$40,824	$36,312	$4,512	12.4%
As a % of Net sales	26.8%	26.9%

The increases in SG&A for the three and nine-month periods ended September 30, 2014 compared to the same periods of 2013 were primarily due to the planned increases in SG&A spending, primarily for Kona television advertising in select markets, in 2014 when compared to 2013, as well as the timing of certain promotional activity. SG&A increased as a percentage of Net sales in the three-month period ended September 30, 2014 compared to the same period of 2013 primarily due to the planned increases in SG&A spending in 2014 compared to 2013 as discussed above. SG&A decreased as a percentage of Net sales in the nine-month period ended September 30, 2014 compared to the same period of 2013 primarily due to the increase in our Net sales, partially offset by the planned increase in spending.

Interest Expense
Information regarding Interest expense was as follows (dollars in thousands):

Three Months Ended September 30,		Dollar
2014	2013	Change	% Change
$111	$62	$49	79.0%

Nine Months Ended September 30,		Dollar
2014	2013	Change	% Change
$317	$374	$(57)	(15.2)%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Average debt outstanding	$12,152	$12,613	$11,826	$12,800
Average interest rate	1.85%	1.99%	1.88%	1.95%

The increase in Interest expense in the three-month period ended September 30, 2014 compared to the same period of 2013 was due to the impact of our current interest rate swap contract. The decrease in Interest expense in the nine-month period ended September 30, 2014 compared to the same period of 2013 was due to lower average outstanding borrowings, as well as lower average interest rates.

Index
Income Tax Provision
Our effective income tax rate was 39.0% for the first nine months of 2014 and 2013. The effective income tax rates reflect the impact of non-deductible expenses, primarily state and local taxes, meals and entertainment expenses, and tax credits.

Liquidity and Capital Resources

We have required capital primarily for the construction and development of our production breweries, to support our expansion and growth plans and to fund our working capital needs. Historically, we have financed our capital requirements through cash flows from operations, bank borrowings and the sale of common and preferred stock. We anticipate meeting our obligations for the twelve months beginning October 1, 2014 primarily from cash flows generated from operations. In addition, we may borrow under our line of credit facility as the need arises. Capital resources available to us at September 30, 2014 included $1.5 million of Cash and cash equivalents and $22 million available under our line of credit facility.

We had $4.4 million of working capital and our debt as a percentage of total capitalization (total debt and common shareholders’ equity) was 9.5% at September 30, 2014.

A summary of our cash flow information was as follows (dollars in thousands):

	Nine Months Ended September 30,
	2014	2013
Cash flows provided by operating activities	$10,698	$7,562
Cash flows used in investing activities	(12,700)	(7,361)
Cash flows provided by (used in) financing activities	745	(314)
Decrease in Cash and cash equivalents	$(1,257)	$(113)

Cash provided by operating activities of $10.7 million in the first nine months of 2014 resulted from our Net income of $2.4 million, net non-cash expenses of $7.1 million and changes in our operating assets and liabilities as discussed in more detail below.

Accounts receivable, net, decreased $0.3 million to $11.1 million at September 30, 2014 compared to $11.4 million at December 31, 2013. This decrease was primarily due to a $0.7 million decrease in our receivable from A-B, which totaled $7.7 million at September 30, 2014. Historically, we have not had collection problems related to our accounts receivable.

Inventories increased $2.6 million to $19.2 million at September 30, 2014 compared to $16.6 million at December 31, 2013, primarily to support an expected increase in shipment volume, as well as an updated inventory policy.

As of September 30, 2014, we had the following net operating loss carryforwards (“NOLs”) and federal credit carry forwards available to offset payment of future income taxes:

•	state NOLs of $32,000, tax-effected; and
•	federal alternative minimum tax (“AMT”) credit carry forwards of $178,000.

We anticipate that we will utilize the remaining NOLs and federal credit carry forwards in the near future and, accordingly, once utilized, we will be required to satisfy all of our income tax obligations with cash.

Capital expenditures of $12.9 million in the first nine months of 2014 were primarily directed to beer production capacity and efficiency improvements and Pubs remodeling. As of September 30, 2014 we had an additional $0.3 million of expenditures recorded in Accounts payable on our Consolidated Balance Sheets, level with December 31, 2013. In June 2014, we entered into a capital lease financing arrangement related to equipment already purchased and included in the $12.9 million above, and received cash proceeds of $0.8 million. The lease term is 84 months with an effective interest rate of 2.98% per annum and payments due monthly. We anticipate capital expenditures of approximately $16 million to $18 million in all of 2014 primarily for capacity and efficiency improvements, quality initiatives and restaurant and retail.

Index
We have a loan agreement (as amended, the “Loan Agreement”) with Bank of America, N.A., which is presently comprised of a $22.0 million revolving line of credit (“Line of Credit”), including provisions for cash borrowings and up to $2.5 million notional amount of letters of credit, and a $10.5 million term loan (“Term Loan”). We may draw upon the Line of Credit for working capital and general corporate purposes. At September 30, 2014, we had no borrowings outstanding under the Line of Credit and we were in compliance with the financial covenants associated with the Loan Agreement.

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

Index
Changes in Internal Control Over Financial Reporting
During the third quarter of 2014, no changes in our internal control over financial reporting were identified in connection with the evaluation required by Exchange Act Rule 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

There have been no changes in our reported risk factors and no new risk factors have been identified since the filing of our 2013 Annual Report on Form 10-K, which was filed with the SEC on March 6, 2014.

Item 6.	Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

10.1	Letter of Agreement between the Registrant and J. Scott Mennen dated August 4, 2014
10.2	Letter of Agreement between the Registrant and John W. Glick dated August 5, 2014
10.3	Letter of Agreement between the Registrant and Kenneth C. Kunze dated August 5, 2014
31.1	Certification of Chief Executive Officer of Craft Brew Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer of Craft Brew Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
99.1	Press Release dated November 5, 2014
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAFT BREW ALLIANCE, INC.

November 5, 2014	BY:	/s/ Joseph K. O’Brien
Joseph K. O’Brien
Controller and Chief Accounting Officer