Form 10-K
period 2014-12-31
CRAFT BREW ALLIANCE, INC.
filed 2015-03-04
CIK 892222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2014
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
Yes ☐ No☒

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

The aggregate market value of the common equity held by non-affiliates of the registrant as of the last day of the registrant’s most recently completed second quarter on June 30, 2014 (based upon the closing price of the registrant’s common stock, as reported by the NASDAQ Stock Market, of $11.06 per share) was $122,055,981.

The number of shares outstanding of the registrant’s common stock as of February 16, 2015 was 19,115,396 shares.

Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for the 2015 Annual Shareholders’ Meeting are incorporated by reference into Part III.

CRAFT BREW ALLIANCE, INC.
2014 FORM 10-K ANNUAL REPORT

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

Overview

Craft Brew Alliance is a leading craft brewing company that brews, brands and markets some of the world’s most respected and best-loved American craft beers.

The company is home to three of the earliest pioneers in craft beer: Redhook Ale Brewery, Washington’s largest craft brewery founded in 1981; Widmer Brothers Brewing, Oregon’s largest craft brewery founded in 1984; and Kona Brewing Company, Hawaii’s oldest and largest craft brewery founded in 1994. As part of Craft Brew Alliance, these craft brewing legends have expanded their reach across the U.S. and more than 15 international markets.

In addition to growing and nurturing distinctive brands rooted in local heritage, Craft Brew Alliance is committed to developing innovative new category leaders, such as Omission Beer, which is the #1 beer in the gluten free beer segment, and Square Mile Cider, a tribute to the early American settlers who purchased the first plots of land in the Pacific Northwest.

Publicly traded on NASDAQ under the ticker symbol BREW, Craft Brew Alliance is headquartered in Portland, Oregon and operates five breweries and five pub restaurants across the U.S. For more information about CBA and its brands, see “Available Information” on page 12.

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

Industry Background

We are one of the top five brewers in the craft brewing segment of the U.S. brewing industry. The domestic beer market includes ales and lagers produced by large domestic brewers, international brewers and craft brewers. Shipments of craft beer in the U.S. are estimated by industry sources to have increased by approximately 17.6% in 2014 over 2013 and by 15.4% in 2013 over 2012. While the overall domestic market experienced a modest decrease in shipments of 0.6% in 2014, the craft beer segment continued its strong growth and captured market share from the rest of the domestic market. Craft beer shipments in 2014 and 2013 were approximately 9.2% and 7.9%, respectively, of total beer shipped in the U.S. Approximately 19.0 million barrels and 16.5 million barrels, respectively, were shipped in the U.S. by the craft beer segment during 2014 and 2013, while total beer sold in the U.S., including imported beer, was 206.2 million barrels and 206.2 million barrels, respectively. Compared with the other segments of the U.S. brewing industry, craft brewing is a relative newcomer. Twenty years ago, Redhook and Widmer Brothers Brewery were two of the approximately 200 craft breweries in operation. By the end of 2014, the number of craft breweries in operation had grown to 3,040. Industry sources estimate that craft beer produced by regional and national craft brewers, similar to us, accounts for approximately two-thirds of total craft beer sales, with one-third of the production brewed by smaller craft breweries.

The recent competitive environment has been characterized by three trends: the number and diversity of craft brewers have significantly increased, Crown has emerged as a significant player in imports with its brewing capacity in Mexico, and the large national domestic brewers have been acquired by or merged with other national domestic and foreign brewers. In 2014, according to industry sources, A‑B and MillerCoors accounted for more than 70% of total beer shipped in the U.S., excluding imports. In addition, A-B and MillerCoors have invested in existing smaller craft breweries and created separate craft-focused divisions in an effort to capitalize on the growing craft beer segment.

Business Strategy
At Craft Brew Alliance, we believe that we have an advantaged strategy that differentiates us in the rapidly evolving craft beer segment.

The central elements of our business strategy include:

•	An innovative complementary portfolio of beers and ciders that reflects changing consumer trends in craft beer and is designed to satisfy a wide range of variety-seeking consumers’ experiences and preferences. The breadth of our product offerings also provides consumers with the opportunity to match specific consumer occasions with a product in our brand families.

•	Distinct, authentic craft beer brands that represent legacy pioneers such as Widmer Brothers, Redhook Brewery, and Kona Brewing Company, as well as bold new trailblazers, including Omission Beer and Square Mile Cider Company.

•	A national brewing footprint that allows us to get our beers to market faster, fresher and more efficiently. We have significant flexibility to fully leverage the specific strengths of our distinct breweries and operations. Additionally, we guarantee the quality and consistency of all of our products through fine-tuned processes that ensure everything from brewing to quality-assurance to warehousing and distribution meets our high standards. We believe that maximizing the production under our direct supervision and through accomplished and expert partners is critical to our success. Further, we believe that our ability to engage in ongoing product innovation and to control product quality provides critical competitive advantages. Each of our breweries is modern, has flexible production capabilities, and is designed to produce beer in smaller batches relative to the national domestic brewers, thereby allowing us to brew a wide variety of brand offerings. We believe that our investment in brewing and logistics technologies enables us to minimize brewery operating costs and consistently produce innovative beer styles.

•	Nationwide sales activation through robust partnerships with leading retailers such as Buffalo Wild Wings, Safeway, and Costco. We leverage our national sales and marketing capabilities and complementary brand families to create a unique identity in the distribution channel and with the consumer. Our sales force calls on all retail channels nationally, including grocery, drug and convenience stores, something most other craft brewers are not able to do.

•	National seamless distribution through the Anheuser-Busch wholesaler network alliance. This distribution footprint provides efficiencies in logistics and product delivery, state reporting and licensing, billing and collections. We have realized these efficiencies while maintaining full autonomy over the production, sale and marketing of our products as an independent craft beer company.

•	A diverse leadership team with extensive experience in the beer and beverage industries. The team has a proven ability to manage brand lifecycles, from development to turnaround, in both large and growth-company settings.

Brand Overview

Our brand portfolio comprises the Kona Brewing Company, Widmer Brothers Brewing, Redhook Brewery, Omission Beer and Square Mile Cider Company brand families.

We produce a variety of specialty craft beers and ciders using traditional brewing methods complemented by American innovation and invention. We brew our beers using high-quality hops, malted barley, wheat, rye and other natural traditional and nontraditional ingredients. To craft our ciders, we use three apple varieties from the Pacific Northwest and then use a lager beer yeast to make a unique and easy-to-drink hard cider.

Below is an overview of our five brands:

Kona Brewing Company

Kona Brewing Company was started in the spring of 1994 in Kailua-Kona, Hawaii by father and son team Cameron Healy and Spoon Khalsa, who had a dream to create fresh, local island brews made with spirit, passion and quality. It is a Hawaii-born and Hawaii-based craft brewery that prides itself on brewing the freshest beer of exceptional quality, closest to market. This helps to minimize its carbon footprint by reducing shipping of raw materials, finished beer and wasteful packaging materials. The brewery is headquartered where it began, in Kailua-Kona on Hawaii’s Big Island.

Widmer Brothers Brewing

Founded in 1984, Widmer Brothers Brewing is celebrating 30 years of beer from April 2014 – April 2015. Founders Kurt and Rob Widmer helped create the Pacific Northwest craft beer movement in 1984 when, in their 20s, they began brewing unique interpretations of traditional German beer styles. In 1986, Widmer Brothers Brewing introduced the original American-style Hefeweizen, which elevated the brewery to national acclaim and has long been Oregon’s favorite craft beer. Since then, the brewery has continued to push the boundaries of craft beer, developing a variety of beers with an unapologetic, uncompromised commitment to innovation. Based in Portland, Oregon, the brewery currently brews a variety of beers including Hefeweizen, Upheaval IPA, Alchemy Pale Ale, Drop Top Amber Ale, a full seasonal lineup, and a series of limited edition beers.

Redhook Brewery

Redhook was born out of the energy and spirit of the early 80’s in the heart of Seattle. While the term didn’t exist at the time, Redhook became one of America’s first “craft” breweries. From a modest start in a former transmission shop in the Seattle neighborhood of Ballard, to the current breweries in Woodinville, Washington and Portsmouth, New Hampshire, Redhook has become one of America’s most recognized craft breweries.

While Redhook has “grown up” over the past 30-plus years, one thing has never changed – Redhook is still brewing great beers like ESB, Long Hammer IPA, and Audible Ale. Most importantly, Redhook has fun doing it. Redhook beers are available both on draught and in bottles.

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

Square Mile Cider Company

Square Mile Cider Company was launched in 2013. The brand’s name pays homage to the fortitude and perseverance of the early American settlers who traveled the Oregon Trail in search of a better future. When they arrived in Oregon in the 1850s, they were granted square mile parcels of land to stake their claims. It was on these square mile claims that some of the original Northwest orchards were planted, and where Square Mile Cider Company chose to stake its claim.

New Brands and Packaging

Our recent brand and packaging announcements include:

Kona Brewing
As Kona’s 20th year in business, 2014 represented the fifth consecutive year of double-digit growth for the Hawaiian brewery on the mainland. We continued to expand Longboard Lager and Big Wave Golden Ale into new markets, entering three new states and increasing our U.S. distribution to 40 states. We also added several new countries to our ever-growing line-up, with the long-anticipated move into Canada bringing us to 17 countries at year’s end. During the summer, we launched our first-ever integrated marketing campaign that included TV, radio, digital and out of home to drive brand awareness and trial. Additionally, we launched Castaway IPA, previously available only in Hawaii, on the mainland during the summer season.

Widmer Brothers Brewing
In March 2014, Widmer Brothers introduced a new year-round IPA, Upheaval, to its core lineup. This Northwest Style India Pale Ale unleashes a huge hop flavor and aroma with serious bitterness and a balanced finish. Hazy and bold, Upheaval is left unfiltered for the full IPA experience. As part of the brewery’s 30th anniversary celebration, Widmer Brothers brewed a series of collaboration beers with six of Oregon’s best craft breweries including: Boneyard, Breakside, 10 Barrel, Gigantic, Ninkasi and Deschutes. The limited edition collaboration beers were distributed to select markets on draught and in 22oz bottles. The brewery also introduced the most ambitious beer series ever from an American craft brewery with its 30 Beers for 30 Years Series. Beginning in April, Widmer Brothers brewed one beer to commemorate each year since the brewery was founded in 1984. These are the most memorable, beloved and innovative beers in the brewery’s history. Each recipe was faithfully recreated and each bottle features special artwork designed by Portland artists.

Redhook Brewery
Redhook continued to build on its partnerships with the ongoing promotion of Game Changer Ale in all 1,000-plus Buffalo Wild Wings locations across the U.S. Redhook also continued its partnership with theCHIVE, a popular online media platform, to promote KCCO Black Lager. Redhook’s partnership beer with sports commentator Dan Patrick, Audible Ale, won Gold at the World Beer Cup. Redhook also launched False Start Session IPA at the Richard Sherman Celebrity Softball Game to celebrate Super Bowl XLVIII Champions, the Seattle Seahawks.

Omission Beer
In 2014, Omission Beer became the official market leader in the gluten free beer category and continued to gain dollar share over the competition. Omission IPA continued to expand into new markets across the country, following in the footsteps of Omission Lager and Pale Ale. With a major focus on the casual dining sector, Omission Beer is on the menu of such large, national chains as Olive Garden, Red Robin, and T.G.I. Friday’s.

Square Mile Cider Company
In 2014, Square Mile Cider Company expanded distribution in select Western states, becoming the number two cider in the Northwest. The brand, which finds its inspiration from the pioneering spirit of the original Oregon pioneers, offers two varieties: The Original, a classic American hard cider; and Spur & Vine, a hopped version of the classic American hard cider, with the addition of Galaxy hops.

Multi-Brand Beer Packages
During 2014, we added a Summer Variety Pack to complement our Winter Variety Pack released in 2012. Both Variety Packs include beers from Kona, Widmer Brothers and Redhook to satisfy consumers’ thirst for two popular trends in craft beer: seasonal beers and variety packs.

Brewing Operations

Brewing Facilities
We use highly automated brewing equipment at our four owned production breweries and also operate two smaller, manual brewpub-style brewing systems. As of December 31, 2014, our total owned production capacity was 1,075,000 barrels. Our breweries consist of the following:

•	Oregon Brewery. Our Oregon Brewery is our largest capacity production brewery, consisting of a 230-barrel brewing system with an annual capacity of 630,000 barrels.

•	Washington Brewery. Our Washington Brewery utilizes a 100-barrel brewing system and has an annual capacity of 220,000 barrels.

•	New Hampshire Brewery. Our New Hampshire Brewery utilizes a 100-barrel brewing system and has an annual capacity of 215,000 barrels. It uses an anaerobic waste-water treatment facility that completes the process cycle.

•	Hawaiian Brewery. Our Hawaiian Brewery utilizes a 25-barrel brewing system and has an annual capacity of 10,000 barrels. The Hawaiian Brewery utilizes a 229-kilowatt photovoltaic solar energy generating system to supply approximately 50 percent of its energy requirements through renewable energy.

•	Innovation Breweries. Our Portland, Oregon innovation brewery maintains a 10-barrel pilot brewing system and is located in the Rose Quarter sports and entertainment district. Our New Hampshire innovation brewery maintains a 3-barrel pilot brewing system and is located on the same site as our New Hampshire production brewery.

In June 2014, we initiated full-scale brewing with our brewing partner in Memphis, Tennessee. This partnership provides us scalable capacity, and we anticipate producing up to 100,000 barrels at this location annually.

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

During 2014, we shipped 39,700 barrels under contract brewing arrangements compared to 30,300 barrels in 2013 and 49,600 in 2012.

Pubs Operations

We own and operate five brew-pub restaurants and retail stores that support consumer awareness and research and development. Our five brew-pub restaurants allow us to interact directly with over 1.5 million consumers annually in our home markets, which creates a sense of brand loyalty. Our brewers are continually experimenting with new and different varieties of hops and malts in all styles of beer, and our brew pubs allow us to bring those beers to market in test-size batches in order to evaluate their strengths prior to releasing them on a wider basis.

Distribution

With limited exceptions, all brewers in the United States are required to sell their beers to independent wholesalers, who then sell the beers to retailers. We are the only independent craft brewer in the U.S. to have established a wholly aligned distribution network through our partnership with A-B. This partnership provides us national distribution, which results in both an effective distribution presence in each market and administrative efficiencies. Our beers are available for sale directly to consumers in draft, cans and bottles at restaurants, bars and liquor stores, as well as in cans and bottles at supermarkets, warehouse clubs, convenience stores and drug stores. We sell beer directly to consumers at our brew pubs and breweries.

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

In 2014 and 2013, we sold approximately 766,600 barrels and 708,100 barrels, respectively, to the wholesalers in A-B’s distribution network through the A-B Distributor Agreement, accounting for 92.3% and 93.6%, respectively, of our shipment volume for the corresponding periods.

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

We advertise and promote our products through an assortment of media, including television, radio, billboard, print and social media, including Facebook, Twitter and Instagram, in key markets and by participating in cooperative programs with our wholesalers whereby our spending is matched by the distributor. We believe that the financial commitment by the distributor helps align the distributor’s interests with ours, and the distributor’s knowledge of the local market results in an advertising and promotion program that is targeted in a manner that will best promote our products.

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

Relationship with Anheuser-Busch, LLC

Exchange Agreement
Under the Amended and Restated Exchange and Recapitalization Agreement (the “Exchange Agreement”) with A-B, we granted A-B certain contractual rights. The Exchange Agreement was entered into as part of a recapitalization in which we redeemed preferred shares held by A-B in exchange for cash and our common stock currently held by A-B, which represents 31.7% of our outstanding shares of common stock at December 31, 2014.

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

See Note 17 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

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

The craft beer segment is increasingly competitive due to the proliferation of small craft brewers, including contract brewers, and the large number of products offered by such brewers. Craft brewers have also encountered more competition as their peers expand distribution. Competition also varies by regional market. Depending on the local market preferences and distribution, we have encountered strong competition from microbreweries, regional specialty brewers and several national craft brewers that include MillerCoors’ Tenth and Blake Beer Company division (“Tenth and Blake”), and A-B’s Craft division. A-B’s Craft division includes Goose Island, Blue Point Brewing, 10 Barrel Brewing Company and Shock Top. Because of the large number of participants and number of different products offered in this segment, the competition for packaged product placements and especially for draft beer placements has intensified. Although certain of these competitors distribute their products nationally and may have greater financial and other resources than we have, we believe that we possess certain competitive advantages, including our broad array of brand offerings within our five brand families and the scale of our production breweries.

We also compete against imported brands, such as Heineken, Corona Extra and Guinness. Most of these foreign brewers have significantly greater financial resources than we have. Although imported beers currently account for a greater share of the U.S. beer market than craft beers, we believe that craft brewers possess certain competitive advantages over some importers, including lower transportation costs, no importation costs, proximity to and familiarity with local consumers, a higher degree of product freshness, eligibility for lower federal excise taxes and absence of exposure to currency fluctuations.

In response to the growth of the craft beer segment, most of the major domestic national brewers have introduced fuller-flavored beers, including well-funded significant product launches in the wheat category. While these product offerings are intended to compete with craft beers, many of them are brewed according to methods used by these brewers in their other product offerings. The major national brewers, including Tenth and Blake through MillerCoors, and A-B Craft brands through A-B, have significantly greater financial resources than us and have access to a greater array of advertising and marketing tools to create product awareness of these offerings. Although increased participation by the major national brewers increases competition for market share and can heighten price sensitivity within the craft beer segment, we believe that their participation tends to increase advertising, distribution and consumer education and awareness of craft beers, and thus may ultimately contribute to further growth of this industry segment.

In the past several years, several major distilled spirits producers and national brewers have introduced flavored alcohol beverages. Products such as the Bud Light Rita family, Smirnoff Ice and Mike’s Hard Lemonade have captured sizable market share in the higher-priced end of the malt beverage industry. We believe sales of these products, along with strong growth in the imported and craft beer segments of the malt beverage industry, contributed to an increase in the overall U.S. alcohol market. These products are particularly popular in certain regions and markets in which we sell our products.

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

Segment and Enterprise-Wide Information

See Note 11 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for the required segment and enterprise-wide information.

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

Employees

At December 31, 2014, we employed approximately 785 people, including 385 employees in the pubs and retail stores, 210 employees in production, 130 employees in sales and marketing and 60 employees in corporate and administration. Included in the totals above are 244 part-time employees and 6 seasonal or temporary employees. None of our employees are represented by a union or employed under a collective bargaining agreement. We believe our relations with our employees to be good.

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

If we are unable to gauge trends and react to changing consumer preferences in a timely and cost-effective manner, our sales and market share may decrease and our gross margin may be adversely affected.
The costs and management attention involved in maintaining an innovative brand portfolio have been, and are expected to continue to be, significant. If we have not gauged consumer preferences correctly, or are unable to maintain consistently high quality beers as we develop new brands, our overall brand image may be damaged. If this were to occur, our future sales, results of operations and cash flows would be adversely affected. Also, increased costs associated with developing new products may have a negative effect on our gross margin.

Increased competition could adversely affect sales and results of operations.
We compete in the highly competitive craft beer market, as well as in the much larger specialty beer category, which includes the imported beer segment and fuller-flavored beers offered by major national brewers. We also face increasing competition from producers of wine, spirits and flavored alcohol beverages offered by the larger spirit producers and national brewers. Increased competition could cause our future sales and results of operations to be adversely affected.

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

We manage and store various proprietary information and sensitive or confidential data relating to our business, including sensitive and personally identifiable information. Breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, our employees, or our customers, including the potential loss or disclosure of such information or data as a result of hacking, fraud, trickery or other forms of deception, could expose us, our customers or the individuals affected to a risk of loss or misuse of this information. This could result in litigation and potential liability for us, damage our brand image and reputation or otherwise harm our business. In addition, our current data protection measures might not protect us against increasingly sophisticated and aggressive threats and the cost and operational consequences of implementing further data protection measures could be significant.

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
If consumers were unwilling to accept our products or if general consumer trends caused a decrease in the demand for beer, including craft beer, it would adversely impact our sales and results of operations. There is no assurance that the craft brewing segment will continue to experience growth in future periods. If the markets for wine, spirits or flavored alcohol beverages continue to grow, this could draw consumers away from the beer industry in general and our products specifically and have an adverse effect on our sales and results of operations. Further, the alcoholic beverage industry has become the subject of considerable societal and political attention in recent years due to increasing public concern over alcohol-related social problems, including drunk driving, underage drinking and health consequences from the misuse of alcohol. As an outgrowth of these concerns, the possibility exists that advertising by beer producers could be restricted, that additional cautionary labeling or packaging requirements may be imposed or that there may be renewed efforts to impose, at either the federal or state level, increased excise or other taxes on beer sold in the United States. If beer in general were to fall out of favor among domestic consumers, or if the domestic beer industry were subjected to significant additional governmental regulation, it would likely have a significant adverse impact on our financial condition, operating results and cash flows.

Product safety and quality concerns may have a material adverse effect on our business.
Our success depends in large part on our ability to maintain consumer confidence in the safety and quality of our products. We have rigorous product safety and quality standards which we expect our breweries and our brewing partner to meet. However, we cannot assure you that, despite our strong commitment to product safety and quality, we will always meet these standards. If we, or our brewing partner, fail to comply with applicable product safety and quality standards and our products on the market are, or become, contaminated or adulterated, we may be required to conduct costly product recalls and may become subject to product liability claims and negative publicity, which could cause our reputation and business to suffer.

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
Although substantially all of our products are sold and distributed through A-B, we continue to rely heavily on wholesalers, most of which are independent, for the sale of our products to retailers. Independent wholesalers make their own business decisions that may not align with our interests and there is no assurance that the sales efforts of distributors will be effective in generating sales of our products. Any disruption in the ability of the wholesalers, A-B, or us to distribute products efficiently due to any significant operational problems, such as wide-spread labor union strikes or the loss of a major wholesaler as a customer, could hinder our ability to get our products to retailers and could have a material adverse impact on our sales, results of operations and cash flows. A-B has been purchasing distributors in states where it is legally permissible, which could impact our distribution if the A-B relationship were to end. 32% of our shipments during 2014 were through A-B owned distributors.

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
A-B has acquired craft breweries and is seeking to increase sales in the high-end category while it owns 31.7% of our outstanding common stock, which makes A-B our largest shareholder. Under the Exchange Agreement, A-B may designate two nominees to our board of directors, who also participate on our audit, compensation, and nominating and governance committees as non-voting observers. This gives A-B an influential voice in board and shareholder deliberations.

Operating breweries at production levels substantially below their current designed capacities could negatively impact our financial results.
As of December 31, 2014, the annual working capacity of our breweries was approximately 1,075,000 barrels. Due to many factors, including seasonality and production schedules of various draft products and bottled products and packages, actual production capacity will rarely, if ever, approach full working capacity. We believe that capacity utilization of the breweries will fluctuate throughout the year, and even though we expect that capacity of our breweries will be efficiently utilized during periods when our sales are strongest, there likely will be periods when the capacity utilization will be lower. If we experience contraction in our sales volumes, the resulting excess capacity and unabsorbed overhead will have an adverse effect on our gross margins, operating cash flows and overall financial performance. We periodically evaluate whether we expect to recover the costs of our production breweries over the course of their useful lives. If facts and circumstances indicate that the carrying value of these long-lived assets may be impaired, an evaluation of recoverability will be performed by comparing the carrying value of the assets to projected future undiscounted cash flows along with other quantitative and qualitative analyses. If we determine that the carrying value of such assets does not appear to be recoverable, we will recognize an impairment loss by a charge against current operations, which could have a material adverse effect on our results of operations.

Our sales are concentrated in the Pacific Northwest and California.
Approximately 53% of our sales in 2014 were in the Pacific Northwest and California and, consequently, our future sales may be adversely affected by changes in economic and business conditions within these areas. We also believe these regions are among the most competitive craft beer markets in the United States, both in terms of number of market participants and consumer awareness. The Pacific Northwest and California offer significant competition to our products, not only from other craft brewers, but also from the major domestic brewers, wine producers and flavored alcohol beverages.

We are dependent upon the services of our key personnel.
We may be unable to retain or recruit qualified personnel in key positions, which could have a material adverse effect on our operations. Additionally, the loss of Andrew Thomas as our chief executive officer, and the failure to find a replacement satisfactory to A-B, would be a termination event under the A-B Distributor Agreement.

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

Higher health care costs may have an adverse effect on our operating results.
We are self-insured with respect to health care expenses for our employees. During 2014, we experienced higher than average medical expense claims, which increased our Selling, general and administrative expenses.  If this trend continues, our operating results may be negatively affected.

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

Unavailability of production at our brewing partner may adversely affect our capacity and disrupt our ability to satisfy demand for our products.
During 2014, we entered into a contract brewing relationship with our brewing partner in Memphis, Tennessee, and anticipate producing up to 100,000 barrels of our beer at that facility annually. If production at that facility should be disrupted due to unforeseen circumstances, our ability to produce and ship sufficient quantities of our beer to meet demand in certain key geographic markets, particularly Texas and the southeastern United States, could be significantly impaired, resulting in decreased sales revenue and a negative impact on our wholesaler relationships.

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
Federal, state and local laws and regulations govern the production and distribution of beer, including permitting, licensing, trade practices, labeling, advertising and marketing, distributor relationships and various other matters. A variety of federal, state and local governmental authorities also levy various taxes, license fees and other similar charges and may require bonds to ensure compliance with applicable laws and regulations. Noncompliance with such laws and regulations may cause the Alcohol and Tobacco Tax and Trade Bureau or any particular state or jurisdiction to revoke its license or permit, restricting our ability to conduct business, or result in the imposition of significant fines or penalties. One or more regulatory authorities could determine that we have not complied with applicable licensing or permitting regulations or have not maintained the approvals necessary for us to conduct business within our jurisdiction. If licenses, permits or approvals necessary for our brewery or pub operations were unavailable or unduly delayed, or if any permits or licenses that we hold were to be revoked, or additional permits or licenses were required in the future, including as a result of expanding our operations, our ability to conduct business may be disrupted, which would have a material adverse effect on our financial condition, results of operations and cash flows.

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

We may be unable to access public or private debt markets to fund our operations and contractual commitments at competitive rates, on commercially reasonable terms, or in sufficient amounts, if at all.
We depend, in part, on our revolving line of credit with Bank of America, N.A. ("BofA"), to fund our operations and commitments for capital expenditures. Our capital expenditures in 2015 are expected to range from $17 million to $21 million. A number of factors could cause us to incur increased borrowing costs and to have greater difficulty accessing public and private markets for debt. These factors include general economic conditions, disruptions or declines in the global capital markets, and our financial performance or outlook, or credit. An adverse change in any or all of these factors may materially adversely affect our ability to fund our operations and contractual or financing commitments.

If our business does not perform as expected, including if we generate less revenue than anticipated from our operations or encounter significant unexpected costs, we may fail to comply with the financial covenants under our credit facilities. If we do not comply with our financial covenants and we do not obtain a waiver or amendment, BofA may elect to cause all amounts owed to become immediately due and payable. Any default may require us to seek additional capital or modifications to our credit facilities, which may not be available or which may be costly. Any of these risks and uncertainties could have a material adverse effect on our business, financial position, results of operations, and cash flows.

Failure to realize expected benefits from capital investments in our breweries and information technology may impact our operating results and cash flows.
Over the past several years, we have made, and expect to continue to make, significant investments in improvements aimed at increasing the efficiency, capabilities and capacity of our breweries, improving our ordering and logistics systems, and enhancing the customer experience at our restaurant facilities.  Failure to realize the anticipated benefits and generate adequate returns on such capital improvement projects may have a material adverse effect on our results of operations and cash flows.

Acquisitions subject us to various risks, including risks relating to selection and pricing of acquisition targets, integration of acquired companies into our business and assumption of unanticipated liabilities.
We have completed two acquisitions since 2008 and may pursue additional acquisitions or joint venture or investment opportunities. We cannot assure, however, that we will be able to identify or take advantage of such opportunities. If we do pursue such transactions, we may not realize the anticipated benefits. Acquisitions involve many risks, including risks relating to the assumption of unforeseen liabilities of an acquired business, adverse accounting charges resulting from the acquisition, and difficulties in integrating acquired companies into our business, both from a cultural perspective, as well as with respect to technological integration. Our inability to successfully integrate acquired businesses or manage joint ventures may lead to increased costs, failure to generate expected returns, or even a total loss of amounts invested, any of which could have a material adverse effect on our financial condition and results of operations.

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
We distribute our draft beer in kegs that are owned by us. During periods when we experience stronger sales, we may need to rely on kegs leased from A-B to address the additional demand. If shipments of draft beer increase, we may experience a shortage of available kegs to fill sales orders. If we cannot meet our keg requirements through either lease or purchase, we may be required to delay some draft shipments. Such delays could have an adverse impact on sales and relationships with wholesalers and A-B.

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

Violation of federal and state environmental regulations could adversely affect our operations.
Our brewing operations are subject to environmental regulations and local permitting requirements and agreements regarding, among other things, air emissions, water discharges and the handling and disposal of hazardous wastes. While we have no reason to believe the operation of our breweries violates any such regulation or requirement, if such a violation were to occur, or if environmental regulations were to become more stringent in the future, we could be adversely affected.

A small number of shareholders hold a significant ownership percentage of our common stock and uncertainty over their continuing ownership plans could cause the market price of our common stock to decline.
As noted above, A‑B has a significant ownership stake in us. In addition, Kurt Widmer and Rob Widmer together beneficially own approximately 2.2 million shares, or 11.6%, of our common stock. Collectively, these two groups own 43.3% of our equity. All of these shares are available for sale in the public market, subject to volume, manner of sale and other requirements under the Securities Act of 1933. Such sales in the public market, or the perception that such sales may occur, could cause the market price of our common stock to decline.

We do not intend to pay and are limited in our ability to declare or pay dividends; accordingly, shareholders must rely on stock appreciation for any return on their investment in us.
We do not anticipate paying cash dividends. Further, under our loan agreement with BofA, we are not permitted to declare or pay a dividend unless we meet certain financial covenants. As a result, only appreciation of the price of our common stock will provide a return to shareholders. Investors seeking cash dividends should not invest in our common stock.

The fair value of our intangible assets, including goodwill, may become impaired.
As a result of the acquisition of Kona Brewing Company, we have recognized a significant increase in our total intangible assets, including goodwill. As of December 31, 2014, we had $29.4 million in an assortment of intangible assets, on a net basis, which represented nearly 16.5% of our total assets. If any circumstances were to occur, such as economic recession or other factors causing a reduction in consumer demand, or for any other reason we were to experience a significant decrease in sales growth, which had a negative impact on our estimated cash flows associated with these assets, our analyses of these assets may conclude that a decrease in the fair value of these assets occurred. If this were to occur, we would be required to recognize a potentially significant loss on impairment of these assets. Any such impairment loss would be charged against current operations in the period of change.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own and operate four highly-automated, small-batch production breweries: the Oregon Brewery, the Washington Brewery, the New Hampshire Brewery, and the Hawaiian Brewery, as well as two small, innovation brewing systems in Portland, Oregon and Portsmouth, New Hampshire. We lease the sites upon which the Hawaiian Brewery and Pubs, the New Hampshire Breweries and Pub, the Portland Innovation Brewery, and Oregon Pub are located, in addition to our office space and warehouse locations in Portland, Oregon for our corporate, administrative and sales functions. In 2014, we entered into a lease for space in Southern California for our national sales office. These operating leases expire at various times between 2016 and 2047. Certain of these leases are with related parties. See Notes 16 and 17 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this report for further discussion regarding these arrangements.

Certain information regarding our production breweries is as follows (capacity in thousands of barrels):

Production Breweries	Square Footage	Current Annual Capacity	Maximum Annual Capacity
Oregon Brewery	185,000	630	650
Washington Brewery	128,000	220	280
New Hampshire Brewery	125,000	215	280
Hawaiian Brewery	11,000	10	10
		1,075	1,220

As a result of adding fermentation capacity and modifying our brewing schedules during 2012, the total annual capacity of all our breweries was approximately 1,075,000 barrels as of December 31, 2014 and 2013. Combined, our breweries have the potential to reach 1,220,000 barrels in annual capacity when fully optimized based on the currently available space and current product mix.

In June 2014, we initiated full-scale brewing with our brewing partner in Memphis, Tennessee. This partnership provides us scalable capacity and we anticipate producing up to 100,000 barrels at this location in 2015.

Substantially all of the personal property and the real properties associated with the Oregon Brewery secure our loan agreement with BofA. See Note 8 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

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

Our common stock trades on the NASDAQ Stock Market (“NASDAQ”) under the trading symbol BREW. The table below sets forth, for the fiscal quarters indicated, the reported high and low closing sale prices of our common stock, as reported on NASDAQ:

2013	High	Low
Quarter 1	$7.50	$6.39
Quarter 2	8.24	7.19
Quarter 3	13.80	8.40
Quarter 4	17.78	13.00

2014	High	Low
Quarter 1	$17.77	$13.99
Quarter 2	15.60	10.14
Quarter 3	14.40	8.40
Quarter 4	17.47	13.00

We had 696 common shareholders of record as of February 16, 2015.

We have not declared or paid any dividends during our existence. Under the terms of our loan agreement with BofA, we may not declare or pay dividends without BofA’s consent. We anticipate that, for the foreseeable future, all earnings will be retained for the operation and expansion of our business and that we will not pay cash dividends. The payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, capital and operating requirements, restrictions in future financing agreements, our general financial condition, and general business conditions.

Equity Compensation Plans
Information regarding securities authorized for issuance under equity compensation plans is included in Item 12 of this Form 10-K.

Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
We did not repurchase any of our common stock during the fourth quarter of 2014.

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

	Base	Indexed Returns
	Period	Year Ended
Company/Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Craft Brew Alliance, Inc.	$100.00	$307.92	$250.83	$270.00	$684.17	$555.83
NASDAQ Composite	100.00	116.91	114.81	133.07	184.06	208.71
S&P 500 Beverages Index	100.00	114.65	119.86	126.03	150.53	169.39

Item 6.	Selected Financial Data

The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

In thousands, except per share amounts	Year Ended December 31,
Statement of Operations Data	2014	2013	2012	2011	2010
Net sales	$200,022	$179,180	$169,287	$149,197	$131,731
Cost of sales	141,312	128,919	119,261	104,011	98,064
Gross profit	$58,710	$50,261	$50,026	$45,186	$33,667
Selling, general and administrative expenses	$53,000	$46,461	$44,890	$39,742	$29,938
Operating income	$5,710	$3,800	$5,136	$5,444	$3,170
Gain on sale of equity interest in Fulton Street Brewery, LLC	$-	$-	$-	$10,432	$-
Income before provision for income taxes	$5,099	$3,263	$4,477	$15,692	$2,786
Provision for income taxes	2,022	1,304	1,951	6,041	1,100
Net income	$3,077	$1,959	$2,526	$9,651	$1,686

Basic and diluted net income per share	$0.16	$0.10	$0.13	$0.51	$0.10

Shares used in basic per share calculations	19,038	18,923	18,862	18,834	17,523
Shares used in diluted per share calculations	19,126	19,042	18,934	18,931	17,568

	December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data
Cash and cash equivalents	$981	$2,726	$5,013	$795	$164
Working capital (deficit)	8,050	5,782	5,207	2,327	(4,435)
Total assets	178,601	170,286	165,664	158,908	158,266
Current portion of long-term debt and capital leases	1,157	710	642	596	2,460
Long-term debt and capital leases, net of current portion	13,720	11,050	12,440	13,188	24,675
Other long-term obligations	19,738	18,303	17,903	16,261	11,388
Shareholders’ equity	115,417	111,232	108,195	104,509	94,196

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Craft Brew Alliance is a leading craft brewing company that brews, brands and markets some of the world’s most respected and best-loved American craft beers.

The company is home to three of the earliest pioneers in craft beer: Redhook Ale Brewery, Washington’s largest craft brewery founded in 1981; Widmer Brothers Brewing, Oregon’s largest craft brewery founded in 1984; and Kona Brewing Company, Hawaii’s oldest and largest craft brewery founded in 1994. As part of Craft Brew Alliance, these craft brewing legends have expanded their reach across the U.S. and more than 15 international markets.

In addition to growing and nurturing distinctive brands rooted in local heritage, Craft Brew Alliance is committed to developing innovative new category leaders, such as Omission Beer, which is the #1 beer in the gluten free beer segment, and Square Mile Cider, a tribute to the early American settlers who purchased the first plots of land in the Pacific Northwest.

Publicly traded on NASDAQ under the ticker symbol BREW, Craft Brew Alliance is headquartered in Portland, Oregon and operates five breweries and five pub restaurants across the U.S. For more information about CBA and its brands, see “Available Information” on page 12.

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

Following is a summary of our financial results:

	Net Sales	Net Income	Number of Barrels Sold
2014	$200.0 million	$3.1 million	830,200
2013	$179.2 million	$2.0 million	756,600
2012	$169.3 million	$2.5 million	724,900

Results of Operations

The following table sets forth, for the periods indicated, certain information from our Consolidated Statements of Income expressed as a percentage of Net sales(1):

	Year Ended December 31,
	2014	2013	2012
Sales	107.3%	107.4%	107.5%
Less excise tax	7.3	7.4	7.5
Net sales	100.0	100.0	100.0
Cost of sales	70.6	71.9	70.4
Gross profit	29.4	28.1	29.6
Selling, general and administrative expenses	26.5	25.9	26.5
Operating income	2.9	2.1	3.0
Interest expense	(0.2)	(0.3)	(0.4)
Other income (expense), net	(0.1)	-	-
Income before income taxes	2.5	1.8	2.6
Income tax provision	1.0	0.7	1.2
Net income	1.5%	1.1%	1.5%

(1)	Percentages may not sum due to rounding.

Segment Information
Net sales, Gross profit and gross margin information by segment was as follows (dollars in thousands):

	Year Ended December 31,
2014	Beer Related	Pubs and Other	Total
Net sales	$173,687	$26,335	$200,022
Gross profit	$55,174	$3,536	$58,710
Gross margin	31.8%	13.4%	29.4%

2013
Net sales	$154,830	$24,350	$179,180
Gross profit	$47,055	$3,206	$50,261
Gross margin	30.4%	13.2%	28.1%

2012
Net sales	$145,670	$23,617	$169,287
Gross profit	$46,341	$3,685	$50,026
Gross margin	31.8%	15.6%	29.6%

Net Sales by Category
The following tables set forth a comparison of Net sales by category (dollars in thousands):

	Year Ended December 31,		Dollar Change	% Change
Sales by Category	2014	2013
A-B and A-B related	$176,161	$159,001	$17,160	10.8%
Contract brewing and beer related(1)	12,113	9,082	3,031	33.4%
Excise taxes	(14,587)	(13,253)	(1,334)	10.1%
Net beer related sales	173,687	154,830	18,857	12.2%
Pubs(2)	26,335	24,350	1,985	8.2%
Net sales	$200,022	$179,180	$20,842	11.6%

	Year Ended December 31,		Dollar Change	% Change
Sales by Category	2013	2012
A-B and A-B related	$159,001	$147,628	$11,373	7.7%
Contract brewing and beer related(1)	9,082	10,773	(1,691)	(15.7)%
Excise taxes	(13,253)	(12,731)	(522)	4.1%
Net beer related sales	154,830	145,670	9,160	6.3%
Pubs(2)	24,350	23,617	733	3.1%
Net sales	$179,180	$169,287	$9,893	5.8%

(1)	Beer related includes international beer sales.
(2)	Pubs sales include sales of promotional merchandise and sales of beer directly to customers.

Shipments by Category
Shipments by category were as follows (in barrels):

Year Ended December 31,	2014 Shipments	2013 Shipments	Increase (Decrease)	% Change	Change in Depletions(1)
A-B and A-B related	766,600	708,100	58,500	8.3%	7%
Contract brewing and beer related(2)	52,700	37,100	15,600	42.0%
Pubs	10,900	11,400	(500)	(4.4)%
Total	830,200	756,600	73,600	9.7%

Year Ended December 31,	2013 Shipments	2012 Shipments	Increase (Decrease)	% Change	Change in Depletions(1)
A-B and A-B related	708,100	660,000	48,100	7.3%	11%
Contract brewing and beer related(2)	37,100	52,700	(15,600)	(29.6)%
Pubs	11,400	12,200	(800)	(6.6)%
Total	756,600	724,900	31,700	4.4%

(1)	Change in depletions reflects the year-over-year change in barrel volume sales of beer by wholesalers to retailers.
(2)	Contract brewing and beer related includes international shipments of our beers.

The increase in sales to A-B and A-B related in 2014 compared to 2013 was primarily due to the increase in shipments, a shift in package mix from draft to packaged, which has a higher selling price per barrel than draft, and price increases.

The increase in sales to A-B and A-B related in 2013 compared to 2012 was primarily due to the increase in shipments and a shift in package mix from draft to packaged.

The average revenue per barrel on shipments of beer through the A-B distribution network increased by 1.8% in 2014 compared to 2013, and 0.4% in 2013 compared to 2012, primarily due to pricing increases and shifts in brand, package and geographic mix. Price changes implemented by us have generally followed craft beer market pricing trends. During 2014, 2013 and 2012, we sold 92.3%, 93.6% and 91.0%, respectively, of our beer through A‑B at wholesale pricing levels.

The increase in contract brewing and beer related sales in 2014 compared to 2013 was primarily due to an increase in international shipments of our beers, which sell at a higher rate per barrel than contract brewing sales, as we expanded into additional countries. Contract brewing also saw an increase in shipments as we began brewing for a new contract brewing customer in 2014.

The decrease in contract brewing and beer related sales in 2013 compared to 2012 was due to a $3.1 million decrease related to the mutually-agreed upon termination of our contract brewing agreement with Fulton Street Brewery (“FSB”) effective September 1, 2012. This decrease was partially offset by a $1.2 million increase in international shipments of our beers, which sell at a higher rate per barrel than contract brewing sales. Pursuant to our agreement with FSB, we phased out production of FSB branded beers by the end of November 2012 utilizing remaining inventory on-hand. In consideration, FSB agreed to a termination fee of $0.8 million that we recorded in Sales during the period from September 1, 2012 to December 31, 2012 and, under the terms of the termination agreement, we collected $70,000 per month from FSB through September 2013.

The increases in excise taxes in 2014 compared to 2013 and in 2013 compared to 2012 were due to higher shipments.

Pubs sales increased in 2014 compared to 2013, primarily as a result of our Kona Pubs in Hawaii experiencing increased sales, and our Redhook Pub in Woodinville being open the full year in 2014 compared to the twelve-week closure for a full remodel of that location during 2013, as well an increase in average pricing. The increase in Pubs sales was partially offset by the decrease in beer shipment volume through our Pubs.

Pubs sales increased in 2013 compared to 2012 primarily as a result of our Kona Pubs in Hawaii experiencing increased sales as a result of higher guest counts, as well as increased average pricing. The increase in Pubs sales was partially offset by lower sales at our Redhook Pub in Woodinville as a result of its closure for remodeling, in addition to a decrease in beer shipment volume through our pubs. The Redhook Pub in Woodinville, Washington re-opened at the end of May 2013.

The overall increase in volume in 2014 compared to 2013 reflected the continued strength of the Kona Brewing, Omission Beer and Redhook Brewery brands, partially offset by a decrease in the Widmer Brothers brand as we continued repositioning it in the marketplace.

The overall increase in volume in 2013 compared to 2012 reflected the continued strength of the Kona Brewing, Redhook Brewery and Omission Beer brands, partially offset by a decrease in the Widmer Brothers brand as we continued its repositioning in the marketplace.

Shipments by Brand
The following table sets forth a comparison of shipments by brand (in barrels):

Year Ended December 31,	2014 Shipments	2013 Shipments	Increase	% Change	Change in Depletions
Kona	300,600	256,800	43,800	17.1%	13%
Widmer Brothers(1)	266,800	252,600	14,200	5.6%	2%
Redhook	223,100	216,900	6,200	2.9%	3%
Total(2)	790,500	726,300	64,200	8.8%	7%

Year Ended December 31,	2013 Shipments	2012 Shipments	Increase (Decrease)	% Change	Change in Depletions
Kona	256,800	220,000	36,800	16.7%	23%
Widmer Brothers(1)	252,600	264,300	(11,700)	(4.4)%	(3)%
Redhook	216,900	191,000	25,900	13.6%	15%
Total(2)	726,300	675,300	51,000	7.6%	11%

(1)	Widmer Brothers includes the shipments and depletions from our Omission Beer and Square Mile brand families.
(2)	Total shipments by brand include international shipments and exclude shipments produced under our contract brewing arrangements.

The increase in our Kona brand shipments in 2014 compared to 2013 was primarily due to the release of Castaway IPA on the mainland and continued sales growth of our Big Wave Golden Ale and Longboard Lager.

The increase in our Kona brand shipments in 2013 compared to 2012 was primarily due to the introduction on the mainland of our Big Wave Golden Ale during the third quarter of 2012, as well as expansion of sales of our Kona brands into certain Midwest states at the beginning of 2013, which also contributed to the continued sales growth of our Longboard Lager.

The increase in our Widmer Brothers brand shipments in 2014 compared to 2013 was primarily due to increases in shipments of the Omission Beer brand and Upheaval IPA, partially offset by the discontinuation of our Rotator IPA series.

The decrease in our Widmer Brothers brand shipments in 2013 compared to 2012 was primarily due to a decline in shipments of Hefeweizen, partially offset by an increase in shipments of Omission.

The increase in our Redhook brand shipments in 2014 compared to 2013 was primarily the result of increased sales of KCCO Black Lager, as well as further penetration into existing markets, particularly by our Long Hammer IPA, partially offset by declines in sales of ESB and Audible Ale.

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

Shipments by Package
The following table sets forth a comparison of our shipments by package, excluding contract brewing shipments produced under our contract brewing arrangements (in barrels):

Year Ended	2014		2013		2012
December 31,	Shipments	% of Total	Shipments	% of Total	Shipments	% of Total
Draft	198,500	25.1%	205,500	28.3%	214,800	31.8%
Packaged	592,000	74.9%	520,800	71.7%	460,500	68.2%
Total	790,500	100.0%	726,300	100.0%	675,300	100.0%

The shift in mix from draft to packaged in 2014 compared to 2013 was primarily the result of the increases in volumes on our Kona, Omission and Redhook packaged beers and lower volumes on our Widmer Brothers draft beer. Increased competition across the industry, as a result of both the entry of large, multi-national brewers into the craft beer segment and the significant increase in small, local breweries nationally, is making on‑premise draft sales more challenging.

The shift in mix from draft to packaged in 2013 compared to 2012 was primarily the result of the increases in volumes of our Kona and Redhook packaged beers and lower volumes on our Widmer Brothers draft beer.

Capacity Utilization
Capacity utilization is calculated by dividing total shipments by approximate working capacity and was as follows:

	Year Ended December 31,
	2014	2013	2012
Capacity utilization	75%	70%	73%

During 2012, we increased the combined capacity of our production breweries from approximately 900,000 barrels per year to approximately 1,075,000 barrels per year. Utilization in 2012 would have been 67% if this increased capacity of our breweries had been available since January 1, 2012.

In June 2014, we initiated full-scale brewing with our brewing partner in Memphis, Tennessee. This partnership provides us scalable capacity and we anticipate producing up to 100,000 barrels at this location in 2015.

Cost of Sales
Cost of sales includes purchased raw materials, direct labor, overhead and shipping costs.

Information regarding Cost of sales was as follows (dollars in thousands):

	Year Ended December 31,		Dollar
	2014	2013	Change	% Change
Beer Related	$118,513	$107,775	$10,738	10.0%
Pubs	22,799	21,144	1,655	7.8%
Total	$141,312	$128,919	$12,393	9.6%

	Year Ended December 31,		Dollar
	2013	2012	Change	% Change
Beer Related	$107,775	$99,329	$8,446	8.5%
Pubs	21,144	19,932	1,212	6.1%
Total	$128,919	$119,261	$9,658	8.1%

The increase in Beer Related Cost of sales in 2014 compared to 2013 was primarily due to the increases in shipments discussed above, as well as the mix shift from draft to packaged product as the per barrel equivalent cost of packaged product is higher than draft. These increases were partially offset by increased efficiencies, primarily through better capacity utilization of our breweries.

Also contributing to the increase in Beer Related Cost of sales in 2014 compared to 2013 were various one-time costs incurred as a result of initiating brewing operations in Memphis, Tennessee. We experienced incremental startup costs for initial shipments out of the Memphis brewery as a result of launching during the peak selling season. The impact of decreased production and higher shipment costs represented approximately $0.7 million, or $420,000 after tax, reflected in Beer Related Cost of sales.

The increase in Beer Related Cost of sales in 2013 compared to 2012 was primarily due to the increase in shipment volume discussed above, as well as the mix shift from draft to packaged as the per barrel equivalent cost of packaged is higher than draft, and increased distribution costs per barrel as a result of expanding distribution.

Pubs Cost of sales increased in 2014 compared to 2013 primarily due to increases in Sales and cost increases across various categories, including labor, merchandise and administrative costs.

The increase in Pubs Cost of sales in 2013 compared to 2012 was primarily due to cost increases across various categories, including labor, food, merchandise and rent.

Gross Profit
Information regarding Gross profit was as follows (dollars in thousands):

	Year Ended December 31,		Dollar Change	% Change
	2014	2013
Beer Related	$55,174	$47,055	$8,119	17.3%
Pubs	3,536	3,206	330	10.3%
Total	$58,710	$50,261	$8,449	16.8%

	Year Ended December 31,		Dollar Change	% Change
	2013	2012
Beer Related	$47,055	$46,341	$714	1.5%
Pubs	3,206	3,685	(479)	(13.0)%
Total	$50,261	$50,026	$235	0.5%

Gross profit as a percentage of Net sales, or gross margin rate, was as follows:

	Year Ended December 31,
	2014	2013	2012
Beer Related	31.8%	30.4%	31.8%
Pubs	13.4%	13.2%	15.6%
Total	29.4%	28.1%	29.6%

The increase in the Beer Related Gross profit in 2014 compared to 2013 was due to the increase in shipment volume, as well as increased pricing, improved operating efficiencies of our breweries and optimization of our supply chain, partially offset by the additional costs incurred related to initiating brewing in Memphis, Tennessee, as discussed above.

The increase in the Beer Related gross margin rate in 2014 compared to 2013 was primarily due to the improved operating efficiencies of our breweries, as discussed above, optimization of our supply chain, and increases in pricing, partially offset by the effect of changes in product mix and additional costs incurred related to initiating brewing in Memphis, Tennessee. The increase in the Pubs gross margin rate in 2014 over 2013 was primarily due to the 2013 temporary closure of our Woodinville, Washington Pub for remodeling as discussed above.

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

Information regarding SG&A was as follows (dollars in thousands):

	Year Ended December 31,		Dollar Change	% Change
	2014	2013
	$53,000	$46,461	$6,539	14.1%
As a % of Net sales	26.5%	25.9%

	Year Ended December 31,		Dollar Change	% Change
	2013	2012
	$46,461	$44,890	$1,571	3.5%
As a % of Net sales	25.9%	26.5%

The increase in SG&A in 2014 compared to 2013, both in dollars and as a percentage of Net sales, was primarily due to the planned increases in SG&A spending, primarily for Kona television advertising in select markets, as well as an increase in employee related benefit costs in 2014 when compared to 2013.

The increase in SG&A in 2013 compared to 2012 was primarily due to increases in employee related costs, and new packaging design and development costs. SG&A decreased as a percentage of Net sales in 2013 compared to 2012 primarily due to our leveraging of spending in prior periods.

Interest Expense
Information regarding Interest expense was as follows (dollars in thousands):

	Year Ended December 31,		Dollar Change	% Change
	2014	2013
Interest expense	$431	$464	$(33)	(7.1)%

	2013	2012
Interest expense	$464	$663	$(199)	(30.0)%

	Year Ended December 31,
	2014	2013	2012
Average debt outstanding	$12,311	$12,615	$13,436
Average interest rate	1.83%	2.92%	2.74%

The decrease in Interest expense in 2014 compared to 2013 was due to lower average outstanding borrowings, as well as lower average interest rates.

The decrease in Interest expense in 2013 compared to 2012 was due to the expiration of an interest rate swap contract, lower average outstanding borrowings and lower average interest rates.

Income Tax Provision
Our effective income tax rate was 39.7%, 40.0% and 43.6% in 2014, 2013 and 2012, respectively. The effective income tax rates reflect the impact of non-deductible expenses (primarily meals and entertainment expenses), state and local taxes, tax credits, and income excluded from taxation under the domestic production activities exclusion.

The rate in 2012 reflects the impact of increasing the tax rate applied against the net deferred tax liability due to the State of California changing income apportionment rules to a single sales factor methodology effective January 1, 2013. This one-time adjustment resulted in a 3.4 percentage point increase to our 2012 effective income tax rate, or $153,000 of our Income tax provision.

Liquidity and Capital Resources

We have required capital primarily for the construction and development of our production breweries, to support our expansion and growth plans, and to fund our working capital needs. Historically, we have financed our capital requirements through cash flows from operations, bank borrowings and the sale of common and preferred stock. We anticipate meeting our obligations for the twelve months beginning January 1, 2015 primarily from cash flows generated from operations and borrowing under our line of credit facility as the need arises. Capital resources available to us at December 31, 2014 included $1.0 million of Cash and cash equivalents and $19 million available under our line of credit facility.

We had $8.0 million of working capital and our debt as a percentage of total capitalization (total debt and common shareholders’ equity) was 11.4% at December 31, 2014.

A summary of our cash flow information was as follows (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Cash flows provided by operating activities	$9,911	$8,457	$13,105
Cash flows used in investing activities	(15,529)	(9,894)	(8,683)
Cash flows provided by (used in) financing activities	3,873	(850)	(204)
Increase (decrease) in cash and cash equivalents	$(1,745)	$(2,287)	$4,218

Cash provided by operating activities of $9.9 million in 2014 resulted from our Net income of $3.1 million, net non-cash expenses of $9.8 million, and changes in our operating assets and liabilities as discussed in more detail below.

Accounts receivable, net, increased $0.3 million to $11.7 million at December 31, 2014 compared to $11.4 million at December 31, 2013. This increase was primarily due to an increase in our Contract Brewing and Beer Related revenue, partially offset by a $0.6 million decrease in our receivable from A-B to a total of $7.8 million at December 31, 2014, due to the timing of shipments. Historically, we have not had collection problems related to our accounts receivable.

Inventories increased $2.4 million to $19.0 million at December 31, 2014 compared to $16.6 million at December 31, 2013, primarily to support expansion into new geographic markets and sales growth.

Other current assets increased $1.0 million to $4.4 million at December 31, 2014 compared to $3.4 million at December 31, 2013, primarily due to increases in prepaid property and excise taxes, and income taxes receivable.

Accounts payable decreased $1.7 million to $13.0 million at December 31, 2014 compared to $14.7 million at December 31, 2013, primarily due to the timing of payments for brewing and production activities. The portion of our payable to A-B that is included in our Accounts payable totaled $1.8 million at December 31, 2014, which is consistent with the balance at December 31, 2013.

Other accrued expenses increased $0.9 million to $2.3 million at December 31, 2014 compared to $1.4 million at December 31, 2013, primarily due to an increase in incentives owed to our wholesalers as a result of increased sales.

As of December 31, 2014, we had the following net operating loss carryforwards (“NOLs”) and federal credit carry forwards available to offset payment of future income taxes:

•	state NOLs of $32,000, tax-effected; and
•	federal alternative minimum tax (“AMT”) credit carry forwards of $332,000.

We anticipate that we will utilize the remaining NOLs and federal credit carry forwards in the near future and, accordingly, once utilized, we will be required to satisfy all of our income tax obligations with cash.

Capital expenditures of $15.8 million in 2014 were primarily directed to beer production capacity and efficiency improvements and Pubs remodeling. As of December 31, 2014, we had an additional $0.6 million of expenditures recorded in Accounts payable on our Consolidated Balance Sheets, compared to $0.3 million at December 31, 2013. In June 2014, we entered into a capital lease financing arrangement related to equipment already purchased and included in the $15.8 million above, and received cash proceeds of $0.8 million. The lease term is 84 months with an effective interest rate of 2.98% per annum and payments due monthly. We anticipate capital expenditures of approximately $17 million to $21 million in 2015 primarily for capacity and efficiency improvements, quality initiatives and restaurant and retail.

Loan Agreement

We have a loan agreement (as amended, the “Loan Agreement”) with Bank of America, N.A., which consists of a $22.0 million revolving line of credit (“Line of Credit”), including provisions for cash borrowings and up to $2.5 million notional amount of letters of credit, and a $10.4 million term loan (“Term Loan”). We may draw upon the Line of Credit for working capital and general corporate purposes until expiration on October 31, 2018. The maturity date of the Term Loan is September 30, 2023. At December 31, 2014, we had $3.0 million of borrowings outstanding under the Line of Credit and $10.4 million outstanding under the Term Loan.

Under the Loan Agreement, interest accrues at an annual rate based on the London Inter-Bank Offered Rate (“LIBOR”) Daily Floating Rate plus a marginal rate. The marginal rate varies from 1.00% to 2.25% based on our funded debt ratio. At December 31, 2014, our marginal rate was 1.00%, resulting in an annual interest rate of 1.16%. Accrued interest for the Line of Credit and the Term Loan is due and payable monthly.

In connection with an amendment to the Loan Agreement on November 15, 2013, we paid down the Term Loan by $0.6 million in order to bring the outstanding principal balance to $10.8 million to achieve an 80% loan to value ratio on certain property securing the Loan Agreement. Principal payments are due monthly in accordance with an agreed-upon schedule set forth in the Loan Agreements, with any unpaid principal and accrued interest being paid on September 30, 2023.

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

Contractual Commitments and Obligations

The following is a summary of our contractual commitments and obligations as of December 31, 2014 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	2015	2016 and 2017	2018 and 2019	2020 and beyond
Term loan	$10,421	$377	$799	$864	$8,381
Interest on term loan(1)	879	120	225	206	328
Line of credit	3,000	-	-	3,000	-
Interest on line of credit(1)	135	35	70	30	-
Promissory notes	600	600	-	-	-
Interest on promissory notes	60	60	-	-	-
Operating leases	18,879	1,839	3,114	2,522	11,404
Capital leases	872	139	267	266	200
Purchase commitments	34,710	20,822	8,327	3,989	1,572
Sponsorship obligations	3,345	1,407	1,488	450	-
Interest rate swap(2)	1,544	211	395	362	576
	$74,445	$25,610	$14,685	$11,689	$22,461

(1)	The variable interest rate on our term loan and line of credit was 1.16% at December 31, 2014.
(2)	The fixed rate on our interest rate swap is 2.86%. We pay that fixed rate less the Benchmark Rate, which was 0.16% at December 31, 2014.

See Notes 8 and 16 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional information.

Inflation

We believe that the impact of inflation was minimal on our business in 2014, 2013 and 2012.

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

Refundable Deposits on Kegs
We distribute our draft beer in kegs that are owned by us and are reflected as a component of Property, equipment and leasehold improvements in our Consolidated Balance Sheets at cost and are depreciated over the estimated useful life of the keg. When draft beer is shipped to the wholesaler, we collect a refundable deposit, reflected as a current liability in our Consolidated Balance Sheets. Upon return of the keg to us, the deposit is refunded to the wholesaler. When a wholesaler cannot account for some of our kegs for which it is responsible, it pays us a fixed fee and forfeits its deposit for each keg determined to be lost. We have experienced some loss of kegs and anticipate that some loss will occur in future periods due to the significant volume of kegs handled by each wholesaler and retailer, the similarities between kegs owned by most brewers, and the relatively low deposit collected on each keg when compared with the market value of the keg. We believe that this is an industry-wide issue and our loss experience is typical of the industry. In order to estimate forfeited deposits attributable to lost kegs, we periodically use internal records, A-B records, other third-party records, and historical information to estimate the physical count of kegs held by wholesalers and A-B.

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

Interest Rate Risk
We have assessed our vulnerability to certain market risks, including interest rate risk associated with financial instruments included in Cash and cash equivalents and Long-term debt. To mitigate this risk, on January 23, 2014, we entered into an $8.0 million notional amount interest rate swap agreement, which expires September 29, 2023, to hedge the variability of interest payments associated with our variable-rate borrowings. Since the interest rate swap hedges the variability of interest payments on variable rate debt with similar terms, it qualifies for cash flow hedge accounting treatment. This interest rate swap hedges 75% of our total term loan outstanding and reduces our overall interest rate risk. As of December 31, 2014, we had unhedged variable-rate debt outstanding of $2.6 million on our term loan and $3.0 million on our line of credit. A 10% increase or decrease in the interest rate on our variable-rate debt would not have a material effect on our financial position, results of operations or cash flows.

Due to the nature of our highly liquid Cash and cash equivalents, an increase or decrease in interest rates would not materially affect the fair value of our cash or the related interest income.

Item 8.	Financial Statements and Supplementary Data

Unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2014 is as follows:

2014 (In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$43,826	$56,686	$52,073	$47,437
Cost of sales	31,986	38,112	37,428	33,786
Gross profit	11,840	18,574	14,645	13,651
Selling, general and administrative expenses	12,062	15,208	13,554	12,176
Operating income (loss)	(222)	3,366	1,091	1,475
Interest expense and Other expense, net	(107)	(96)	(165)	(243)
Income (loss) before income taxes	(329)	3,270	926	1,232
Income tax provision (benefit)	(128)	1,275	361	514
Net income (loss)	$(201)	$1,995	$565	$718
Basic and diluted net income (loss) per share(1)	$(0.01)	$0.10	$0.03	$0.04

Shares used in basic per share calculation	18,976	19,029	19,052	19,093
Shares used in diluted per share calculation	18,976	19,087	19,103	19,167

2013 (In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$36,609	$49,007	$49,354	$44,210
Cost of sales	27,666	34,043	34,512	32,698
Gross profit	8,943	14,964	14,842	11,512
Selling, general and administrative expenses	11,760	12,950	11,602	10,149
Operating income (loss)	(2,817)	2,014	3,240	1,363
Interest expense and Other expense, net	(179)	(150)	(120)	(88)
Income (loss) before income taxes	(2,996)	1,864	3,120	1,275
Income tax provision (benefit)	(1,222)	769	1,228	529
Net income (loss)	$(1,774)	$1,095	$1,892	$746
Basic and diluted net income (loss) per share(1)	$(0.09)	$0.06	$0.10	$0.04

Shares used in basic per share calculation	18,884	18,926	18,937	18,946
Shares used in diluted per share calculation	18,884	18,992	19,067	19,113

(1)	Basic and diluted net income (loss) per share may not sum to the full year as presented on the Consolidated Statements of Income due to rounding.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Craft Brew Alliance, Inc.

We have audited the accompanying consolidated balance sheets of Craft Brew Alliance, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Craft Brew Alliance, Inc. as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Craft Brew Alliance Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2015 expressed an unqualified opinion thereon.

/s/ Moss Adams LLP

Portland, Oregon
March 4, 2015

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except per share amounts)

	December 31,
	2014	2013

Assets
Current assets:
Cash and cash equivalents	$981	$2,726
Accounts receivable, net	11,741	11,370
Inventories	18,971	16,639
Deferred income tax asset, net	1,670	1,345
Other current assets	4,413	3,403
Total current assets	37,776	35,483

Property, equipment and leasehold improvements, net	110,350	104,193
Goodwill	12,917	12,917
Intangible and other assets, net	17,558	17,693
Total assets	$178,601	$170,286

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$12,987	$14,742
Accrued salaries, wages and payroll taxes	5,114	4,616
Refundable deposits	8,152	8,252
Other accrued expenses	2,316	1,381
Current portion of long-term debt and capital lease obligations	1,157	710
Total current liabilities	29,726	29,701

Long-term debt and capital lease obligations, net of current portion	13,720	11,050
Fair value of derivative financial instruments	503	-
Deferred income tax liability, net	18,570	17,719
Other liabilities	665	584
Total liabilities	63,184	59,054

Commitments and contingencies (Note 16)

Common shareholders' equity:
Common stock, $0.005 par value. Authorized 50,000,000 shares; issued and outstanding 19,115,396 and 18,972,247	96	95
Additional paid-in capital	138,391	136,972
Accumulated other comprehensive loss	(312)	-
Accumulated deficit	(22,758)	(25,835)
Total common shareholders' equity	115,417	111,232
Total liabilities and common shareholders' equity	$178,601	$170,286

The accompanying notes are an integral part of these financial statements.

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012

Sales	$214,609	$192,433	$182,018
Less excise taxes	14,587	13,253	12,731
Net sales	200,022	179,180	169,287
Cost of sales	141,312	128,919	119,261
Gross profit	58,710	50,261	50,026
Selling, general and administrative expenses	53,000	46,461	44,890
Operating income	5,710	3,800	5,136
Interest expense	(431)	(464)	(663)
Other income (expense), net	(180)	(73)	4
Income before income taxes	5,099	3,263	4,477
Income tax provision	2,022	1,304	1,951
Net income	$3,077	$1,959	$2,526

Basic and diluted net income per share	$0.16	$0.10	$0.13

Shares used in basic per share calculations	19,038	18,923	18,862

Shares used in diluted per share calculations	19,126	19,042	18,934

The accompanying notes are an integral part of these financial statements.

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2014	2013	2012

Net income	$3,077	$1,959	$2,526
Unrealized gain (loss) on derivative hedge transactions, net of tax	(312)	135	221
Comprehensive income	$2,765	$2,094	$2,747

The accompanying notes are an integral part of these financial statements.

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY
(In thousands)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total Common Shareholders' Equity

	Common Stock
	Shares	Par Value
Balance at December 31, 2011	18,845	$94	$135,091	$(356)	$(30,320)	$104,509
Issuance of shares under stock plans	6	-	13	-	-	13
Stock-based compensation	23	-	547	-	-	547
Tax benefit related to stock options	-	-	379	-	-	379
Unrealized gains on derivative financial instruments, net of tax provision of $132	-	-	-	221	-	221
Net income	-	-	-	-	2,526	2,526
Balance at December 31, 2012	18,874	94	136,030	(135)	(27,794)	108,195
Issuance of shares under stock plans	75	1	243	-	-	244
Stock-based compensation	23	-	549	-	-	549
Tax benefit related to stock options	-	-	150	-	-	150
Unrealized gains on derivative financial instruments, net of tax provision of $84	-	-	-	135	-	135
Net income	-	-	-	-	1,959	1,959
Balance at December 31, 2013	18,972	95	136,972	-	(25,835)	111,232
Issuance of shares under stock plans	105	1	487	-	-	488
Stock-based compensation	38	-	784	-	-	784
Tax benefit related to stock options	-	-	298	-	-	298
Unrealized losses on derivative financial instruments, net of tax benefit of $191	-	-	-	(312)	-	(312)
Tax payments related to performance shares issued	-	-	(150)	-	-	(150)
Net income	-	-	-	-	3,077	3,077
Balance at December 31, 2014	19,115	$96	$138,391	$(312)	$(22,758)	$115,417

The accompanying notes are an integral part of these financial statements.

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2014	2013	2012

Cash flows from operating activities:
Net income	$3,077	$1,959	$2,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,648	8,164	7,369
Loss on sale or disposal of property, equipment and leasehold improvements	213	195	23
Deferred income taxes	709	374	1,458
Stock-based compensation	784	549	547
Excess tax benefit from employee stock plans	(298)	(150)	(379)
Other	(286)	286	(329)
Changes in operating assets and liabilities:
Accounts receivable, net	(371)	(858)	2,396
Inventories	(2,185)	(5,577)	(1,855)
Other current assets	(1,011)	407	(994)
Accounts payable and other accrued expenses	(825)	2,630	1,269
Accrued salaries, wages and payroll taxes	498	(651)	743
Refundable deposits	958	1,129	331
Net cash provided by operating activities	9,911	8,457	13,105

Cash flows from investing activities:
Expenditures for property, equipment and leasehold improvements	(15,783)	(9,894)	(9,138)
Proceeds from sale of property, equipment and leasehold improvements	254	-	37
Proceeds from the sale of equity interest in Fulton Street Brewery, LLC	-	-	418
Net cash used in investing activities	(15,529)	(9,894)	(8,683)

Cash flows from financing activities:
Principal payments on debt and capital lease obligations	(604)	(1,208)	(596)
Net borrowings under revolving line of credit	3,000	-	-
Proceeds from capital lease financing	841	-	-
Proceeds from issuances of common stock	488	244	13
Debt issuance costs	-	(46)	-
Tax payments related to performance shares issued	(150)	-	-
Excess tax benefit from employee stock plans	298	160	379
Net cash provided by (used in) financing activities	3,873	(850)	(204)

Increase (decrease) in cash and cash equivalents	(1,745)	(2,287)	4,218

Cash and cash equivalents:
Beginning of period	2,726	5,013	795
End of period	$981	$2,726	$5,013

Supplemental disclosure of cash flow information:
Cash paid for interest	$540	$601	$774
Cash paid for income taxes, net	1,187	543	416

Supplemental disclosure of non-cash information:
Purchases of Property, equipment and leasehold improvements included in Accounts payable	$636	$331	$-

The accompanying notes are an integral part of these financial statements.

Note 1.	Nature of Operations

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

Cash and Cash Equivalents
We maintain cash balances with financial institutions that may exceed federally insured limits. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2014, there were no cash equivalents. Cash equivalents totaled $2.7 million at December 31, 2013.

Under our cash management system, we utilize a controlled disbursement account to fund cash distribution checks presented for payment by the holder. Checks issued but not yet presented to banks may result in overdraft balances for accounting purposes. As of December 31, 2014, there were no bank overdrafts. As of December 31, 2013, bank overdrafts totaling $0.7 million were included in Accounts payable on our Consolidated Balance Sheets. Changes in book overdrafts from period to period are reported in the Consolidated Statement of Cash Flows as a component of operating activities within Accounts payable and Other accrued expenses.

Accounts Receivable
Accounts receivable primarily consists of trade receivables due from wholesalers and A-B for beer and promotional product sales. Because of state liquor laws and each wholesaler’s agreement with A-B, we do not have collectability issues related to the sale of our beer products. Accordingly, we do not regularly provide an allowance for doubtful accounts for beer sales. We have provided an allowance for promotional merchandise receivables that have been invoiced to the wholesaler, which reflects our best estimate of probable losses inherent in the accounts. We determine the allowance based on historical customer experience and other currently available evidence. When a specific account is deemed uncollectible, the account is written off against the allowance. The allowance for doubtful accounts was $25,000 at both December 31, 2014 and 2013.

Activity related to our allowance for doubtful accounts was immaterial in 2014, 2013 and 2012.

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

Valuation of Long-Lived Assets
We evaluate potential impairment of long-lived assets when facts and circumstances indicate that the carrying values of such assets may be impaired. An evaluation of recoverability is performed by comparing the carrying value of the assets to projected future undiscounted cash flows. Upon indication that the carrying value of such assets may not be recoverable, we recognize an impairment loss in the current period in our Consolidated Statements of Income. We did not identify indicators of impairment during 2014, 2013 or 2012.

Definite-lived intangible assets are amortized using a straight line basis of accounting. Definite-lived intangible assets and their respective estimated lives are as follows:

Distributor agreements	15 years
Non-compete agreements	5 years

Goodwill
Goodwill is not amortized but rather is reviewed for impairment at least annually, or more frequently if an event occurs or circumstances change that indicate that the carrying value may not be recoverable. We first make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If the conclusion is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we then perform a two-step goodwill impairment test. Under the first step, the fair value of the reporting unit is compared to its carrying value, and, if an indication of goodwill impairment exists in the reporting unit, the second step of the impairment test is performed to measure the amount of any impairment loss. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill as determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. We conduct our annual impairment test as of December 31 of each year and have determined there to be no impairment for any of the periods presented.

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

Refundable Deposits on Kegs
We distribute our draft beer in kegs that are owned by us and are reflected in our Consolidated Balance Sheets at cost and are depreciated over the estimated useful life of the keg. When draft beer is shipped to the wholesaler, we collect a refundable deposit, presented as a current liability – Refundable deposits in our Consolidated Balance Sheets. Upon return of the keg to us, the deposit is refunded to the wholesaler.

We have experienced some loss of kegs and anticipate that some loss will occur in future periods due to the significant volume of kegs handled by each wholesaler and retailer, the homogeneous nature of kegs owned by most brewers, and the relatively small deposit collected for each keg when compared with its market value. In order to estimate forfeited deposits attributable to lost kegs, we periodically use internal records, records maintained by A‑B, records maintained by other third party vendors and historical information to estimate the physical count of kegs held by wholesalers and A-B. These estimates affect the amount recorded as equipment and refundable deposits as of the date of the consolidated financial statements. The actual liability for refundable deposits may differ from estimates. Our Consolidated Balance Sheets included $8.0 million at December 31, 2014 and 2013 in refundable deposits on kegs and $10.1 million and $6.5 million, respectively, in keg equipment, net of accumulated depreciation.

Concentrations of Risk
Financial instruments that potentially subject us to credit risk consist principally of Accounts receivable. While wholesalers and A-B account for substantially all Accounts receivable, this concentration risk is limited due to the number of wholesalers, their geographic dispersion and state laws regulating the financial affairs of wholesalers of alcoholic beverages.

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

Advertising Expenses
Advertising costs, consisting of television, radio, print, outdoor advertising, on-line and social media, sponsorships, trade events, promotions and printed product information, as well as costs to produce these media, are expensed as incurred. The costs associated with point of sale display items and related promotional merchandise are inventoried and charged to expense when first used. For the years ended December 31, 2014, 2013 and 2012, we recognized costs for all of these activities totaling $15.0 million, $12.4 million and $12.4 million, respectively, which are reflected as Selling, general and administrative expenses in our Consolidated Statements of Income.

Advertising expenses frequently involve the local wholesaler sharing in the cost of the program. Reimbursements from wholesalers for advertising and promotion activities are recorded as a reduction to Selling, general and administrative expenses in our Consolidated Statements of Income. Pricing discounts to wholesalers are recorded as a reduction of Sales in our Consolidated Statements of Income.

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

We recognize the benefits of tax return positions when it is determined that the positions are “more-likely-than-not” to be sustained by the taxing authority. Interest and penalties accrued on unrecognized tax benefits are recorded as tax expense in the period incurred. At December 31, 2014 and 2013, we did not have any unrecognized tax benefits or any interest and penalties accrued on unrecognized tax benefits.

Segment Information
Our chief operating decision maker monitors Net sales and gross margins of our Beer Related operations and our Pubs operations. Beer Related operations include the brewing operations and related domestic and international beer and cider sales of our Kona, Widmer Brothers, Redhook and Omission beer brands and Square Mile cider brand. Pubs operations primarily include our pubs, some of which are located adjacent to our Beer Related operations. We do not track operating results beyond the gross margin level or our assets on a segment level.

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

Note 3.	Recent Accounting Pronouncements

ASU 2015-1
In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2015-1, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This ASU eliminates from U.S. GAAP the concept of extraordinary items. ASU 2015-1 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. We do not expect the adoption of ASU 2015-1 to have a material effect on our financial position, results of operations or cash flows.

ASU 2014-17
In November 2014, the FASB issued ASU No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting.” This ASU provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. ASU 2014-17 was effective on November 18, 2014. We do not expect the adoption of ASU 2014-17 to have a material effect on our financial position, results of operations or cash flows.

ASU 2014-16
In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815).” ASU 2014-16 addresses whether the host contract in a hybrid financial instrument issued in the form of a share should be accounted for as debt or equity. ASU 2014-16 is effective for annual periods and interim periods beginning after December 15, 2015. We do not currently have issued, nor are we investors in, hybrid financial instruments. Accordingly, we do not expect the adoption of ASU 2014-16 to have any effect on our financial position, results of operations or cash flows.

ASU 2014-15
In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40)". ASU 2014-15 provides guidance related to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter. Early application is permitted. We do not expect the adoption of ASU 2014-15 to have a material effect on our financial position, results of operations or cash flows.

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

Note 4.	Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2014	2013
Raw materials	$4,414	$4,934
Work in process	2,781	3,313
Finished goods	8,986	5,927
Packaging materials	627	442
Promotional merchandise	1,531	1,539
Pub food, beverages and supplies	632	484
	$18,971	$16,639

Work in process is beer held in fermentation tanks prior to the filtration and packaging process.

Note 5.	Other Current Assets

Other current assets consisted of the following (in thousands):

	December 31,
	2014	2013
Deposits paid to keg lessor	$2,336	$2,228
Prepaid property taxes	367	215
Prepaid insurance	369	332
Income tax receivable	250	68
Other	1,091	560
	$4,413	$3,403

Note 6.	Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements consisted of the following (in thousands):

	December 31,
	2014	2013
Brewery equipment	$101,258	$93,711
Buildings	55,254	55,051
Land and improvements	7,621	7,617
Furniture, fixtures and other equipment	12,501	9,895
Leasehold improvements	7,058	6,592
Vehicles	72	135
Construction in progress	4,528	2,052
	188,292	175,053
Less accumulated depreciation and amortization	(77,942)	(70,860)
	$110,350	$104,193

Note 7	Goodwill and Intangible and Other Assets

Goodwill
Goodwill totaled $12.9 million at both December 31, 2014 and 2013 and there were no changes to the goodwill balance during 2014, 2013 or 2012. There are no impairment losses netted against the goodwill balance.

Intangible and Other Assets
Intangible and other assets and the related accumulated amortization are as follows (in thousands):

	December 31,
	2014	2013
Trademarks and domain name	$14,429	$14,429

Recipes	700	700

Distributor agreements	2,200	2,200
Accumulated amortization	(953)	(807)
	1,247	1,393

Non-compete agreements	440	440
Accumulated amortization	(374)	(286)
	66	154

Favorable contracts	31	31
Accumulated amortization	(31)	(31)
	-	-

Other	250	250
Accumulated amortization	(208)	(201)
	42	49
	16,484	16,725

Promotional merchandise	1,074	968
	$17,558	$17,693

Amortization expense was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Amortization expense	$241	$247	$253

Estimated amortization expense to be recorded for the next five fiscal years and thereafter is as follows (in thousands):

2015	$223
2016	154
2017	154
2018	153
2019	149
Thereafter	522
$1,355

Note 8.	Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following (in thousands):

	December 31,
	2014	2013
Term loan, due September 30, 2023	$10,421	$10,800
Line of credit, due October 31, 2018	3,000	-
Promissory notes payable to related parties, all due July 1, 2015	600	600
Premium on promissory notes	63	184
Note with affiliated party, due November 15, 2014	-	165
Capital lease obligations for equipment	793	11
	14,877	11,760
Less current portion	(1,157)	(710)
	$13,720	$11,050

Required principal payments on outstanding debt obligations as of December 31, 2014 for the next five years and thereafter are as follows (in thousands):

	Term Loan	Line of Credit	Promissory Notes	Capital Lease Obligations
2015	$377	$-	$600	$139
2016	391	-	-	134
2017	408	-	-	133
2018	422	3,000	-	133
2019	442	-	-	133
Thereafter	8,381	-	-	200
	10,421	3,000	600	872
Amount representing interest	-	-	-	79
	$10,421	$3,000	$600	$793

Term Loan and Line of Credit
We have a loan agreement (as amended, the “Loan Agreement”) with Bank of America, N.A., which presently comprises a $22.0 million revolving line of credit (“Line of Credit”), including provisions for cash borrowings and up to $2.5 million notional amount of letters of credit, and a $10.4 million term loan (“Term Loan”). We may draw upon the Line of Credit for working capital and general corporate purposes until expiration on October 31, 2018. The maturity date of the Term Loan is September 30, 2023. At December 31, 2014, we had $3.0 million outstanding under the Line of Credit.

Under the Loan Agreement, interest accrues at an annual rate based on the London Inter-Bank Offered Rate (“LIBOR”) Daily Floating Rate plus a marginal rate. The marginal rate varies from 1.00% to 2.25% based on our funded debt ratio. At December 31, 2014, our marginal rate was 1.00%, resulting in an annual interest rate of 1.16%. Accrued interest for the Line of Credit and the Term Loan is due and payable monthly.

In connection with an amendment to the Loan Agreement on November 15, 2013, we paid down the Term Loan by $0.6 million in order to bring the outstanding principal balance to $10.8 million to achieve an 80% loan to value ratio on certain property securing the Loan Agreement. Accrued interest for the Term Loan is due and payable monthly. Principal payments are due monthly in accordance with an agreed-upon schedule set forth in the Loan Agreement, with any unpaid principal balance and unpaid accrued interest due and payable on September 30, 2023.

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

Under the Loan Agreement, a quarterly fee on the unused portion of the Line of Credit, including the undrawn amount of the related standby letter of credit, varies from 0.15% to 0.30% based upon our funded debt ratio. At December 31, 2014, the quarterly fee was 0.15% and the fee totaled the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Loan Agreement fee	$33	$33	$34

An annual fee is payable in advance on the notional amount of each standby letter of credit issued and outstanding multiplied by an applicable rate ranging from 1.00% to 2.00%. We had no letters of credit outstanding during 2014, 2013 or 2012.

We were in compliance with all applicable contractual financial covenants of the Loan Agreement at December 31, 2014. These financial covenants under the Loan Agreement are measured on a trailing four-quarter basis. We are required to maintain a funded debt ratio of up to 3.0 to 1 and a fixed charge coverage ratio above 1.25 to 1.

The Loan Agreement is secured by substantially all of our personal property and by our Oregon brewery (“Collateral”). In addition, we are restricted in our ability to declare or pay dividends, repurchase outstanding common stock, incur additional debt or enter into any agreement that would result in a change in control.

Promissory Notes Payable to Individual Lenders
We assumed an obligation for promissory notes signed in connection with the acquisition of commercial real estate related to our Portland, Oregon brewery. These notes were separately executed with three individuals, but with substantially the same terms and conditions. Each promissory note is secured by a deed of trust on the commercial real estate. The outstanding note balance to each lender as of December 31, 2014 and 2013 was $200,000, with each note bearing a fixed interest rate of 24% per annum through June 30, 2010, after which time the rate increased to 26.9% per annum as a result of a one-time adjustment reflecting the change in the consumer price index from the date of issue, July 1, 2005, to July 1, 2010. The promissory notes are carried at the total of stated value plus a premium reflecting the difference between our incremental borrowing rate and the stated note rate. The effective interest rate for each note is 6.31%. Each note matures on the earlier of the individual lender’s death or July 1, 2015, with prepayment of principal not allowed under the notes’ terms. Interest payments are due and payable monthly.

Note with Affiliated Party
In connection with the acquisition of Kona Brewing Company (“KBC”), we assumed an obligation for a promissory note payable (“Related Party Note”) to a counterparty that was a significant KBC shareholder and remains a shareholder of Craft Brew Alliance, Inc. The Related Party Note was secured by the equipment comprising a photovoltaic cell generation system (“photovoltaic system”) installed at our brewery located in Kailua-Kona, Hawaii. Accrued interest on the Related Party Note was due and payable monthly at a fixed interest rate of 4.75%, with monthly loan payments of $16,129. Any unpaid principal balance and unpaid accrued interest under the Related Party Note was due and payable on November 15, 2014. As of December 31, 2014, no amounts remained due pursuant to the Related Party Note.

Note 9.	Derivative Financial Instruments

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

We have assessed our vulnerability to certain business and financial risks, including interest rate risk associated with our variable-rate long-term debt. To mitigate this risk, effective January 23, 2014, we entered into an interest rate swap contract with Bank of America, N.A. (“BofA”) for 75% of the Term Loan balance, to hedge the variability of interest payments associated with our variable-rate borrowings under our Term Loan with BofA. On July 1, 2013 our previous swap contract terminated. The current swap contract terminates on September 29, 2023, and had a total notional value of $7.8 million as of December 31, 2014. Through this swap agreement, we pay interest at a fixed rate of 2.86% and receive interest at a floating-rate of the one-month LIBOR, which was 0.16% at December 31, 2014. Since the interest rate swap hedges the variability of interest payments on variable rate debt with similar terms, it qualifies for cash flow hedge accounting treatment. As of December 31, 2014, unrealized net losses of $503,000 were recorded in Accumulated other comprehensive loss as a result of this hedge. The effective portion of the gain or loss on the derivative is reclassified into Interest expense in the same period during which we record Interest expense associated with the Term Loan. There was no hedge ineffectiveness during 2014, 2013 or 2012.

The fair value of our derivative instrument is as follows (in thousands):

Fair Value of Derivative Instrument
	December 31,
	2014	2013
Fair value of interest rate swap	$(503)	$-

The effect of our interest rate swap contract that was accounted for as a derivative instrument on our Consolidated Statements of Income was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in Accumulated OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)

Year Ended December 31,
2014	$(503)	Interest expense	$205
2013	$219	Interest expense	$188
2012	$353	Interest expense	$387

Note 10.	Fair Value Measurements

Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;
•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and
•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The following tables summarize assets and (liabilities) measured at fair value on a recurring basis (in thousands):

Fair Value at December 31, 2014	Level 1	Level 2	Level 3	Total
Interest rate swap	$-	$(503)	$-	$(503)

Fair Value at December 31, 2013	Level 1	Level 2	Level 3	Total
Money market funds	$2,650	$-	$-	$2,650

We did not have any financial liabilities recorded at fair value on a recurring basis at December 31, 2013.

The fair value of our money market funds was based on quoted prices from our financial institution. The fair value of our interest rate swap was based on quarterly statements from the issuing bank. There were no changes to our valuation techniques during 2014, 2013 or 2012.

We believe the carrying amounts of Cash, Accounts receivable, Other current assets, Accounts payable, Accrued salaries, wages and payroll taxes and Other accrued expenses are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

We had fixed-rate debt outstanding as follows (in thousands):

	December 31,
	2014	2013
Fixed-rate debt on balance sheet	$1,456	$960
Fair value of fixed-rate debt	$1,513	$985

We calculate the estimated fair value of our fixed-rate debt using a discounted cash flow methodology. Using estimated current interest rates based on a similar risk profile and duration (Level 2), the fixed cash flows are discounted and summed to compute the fair value of the debt.

Note 11.	Segment Results and Concentrations

Net sales, Gross profit and gross margin information by segment was as follows (dollars in thousands):

2014	Beer Related	Pubs	Total
Net sales	$173,687	$26,335	$200,022
Gross profit	$55,174	$3,536	$58,710
Gross margin	31.8%	13.4%	29.4%

2013
Net sales	$154,830	$24,350	$179,180
Gross profit	$47,055	$3,206	$50,261
Gross margin	30.4%	13.2%	28.1%

2012
Net sales	$145,670	$23,617	$169,287
Gross profit	$46,341	$3,685	$50,026
Gross margin	31.8%	15.6%	29.6%

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

Sales to wholesalers through the A-B Distributor Agreement represented the following percentage of our Sales:

Year Ended December 31,
2014	2013	2012
82.1%	82.6%	81.1%

Receivables from A-B represented the following percentage of our Accounts receivable balance:

December 31
2014	2013
66.8%	74.4%

All of our long-term assets are located in the U.S. and Sales outside of the U.S. are insignificant.

Note 12.	Stock-Based Plans and Stock-Based Compensation

We maintain several stock incentive plans under which stock-based awards are, or have been, granted to employees and non-employee directors. We issue new shares of common stock upon exercise or settlement of the stock-based awards. All of our stock plans are administered by the Compensation Committee of our Board of Directors, which determines the grantees, the number of shares of common stock for which awards may be exercised or settled and the exercise or grant prices of such shares, among other terms and conditions of stock-based awards under our stock-based plans.

With the approval of the 2014 Stock Incentive Plan (the “2014 Plan”) in May 2014, no further grants of stock-based awards may be made under our 2002 Stock Option Plan (the “2002 Plan”), our 2007 Stock Incentive Plan (the “2007 Plan”) or our 2010 Stock Incentive Plan (the “2010 Plan”). However, the provisions of these plans will remain in effect until all outstanding awards are exercised, settled or terminated. Shares subject to terminated awards under the 2002 Plan, the 2007 Plan and the 2010 Plan are not added to the pool of shares available for grant pursuant to the 2014 Plan.

2014 Stock Incentive Plan
The 2014 Plan provides for grants of stock options, restricted stock, restricted stock units, performance awards and stock appreciation rights, as well as other stock-based awards. While incentive stock options may only be granted to employees, awards other than incentive stock options may be granted to employees, non-employee directors and outside consultants. Options granted to our employees have generally been subject to a five-year vesting period. Vested options generally remain exercisable until ten years following the date of grant. The exercise price of stock options must be at least equal to the fair market value per share of our common stock on the date of grant. A maximum of 1,000,000 shares of common stock are authorized for issuance under the 2014 Plan. As of December 31, 2014, there were 988,347 shares available for future awards pursuant to the 2014 Plan.

Terms of awards granted pursuant to the 2002 Plan, the 2007 Plan and the 2010 Plan were similar to the terms of awards granted pursuant to the 2014 Plan.

Stock-Based Compensation
Certain information regarding our stock-based compensation was as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013	2012
Weighted average per share fair value of stock options granted	$6.89	$4.90	$4.84
Intrinsic value of stock options exercised	932	554	40
Intrinsic value of fully-vested stock awards granted	288	1,039	366

Stock-based compensation expense was recognized in our Consolidated Statements of Income as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Selling, general and administrative expense	$666	$464	$547
Cost of sales	118	85	-
Total stock-based compensation expense	$784	$549	$547

We amortize stock-based compensation on a straight-line basis over the vesting period of the individual awards, which is the requisite service period, with estimated forfeitures considered.

At December 31, 2014, we had total unrecognized stock-based compensation expense of $1.7 million, which will be recognized over the weighted average remaining vesting period of 3.2 years.

The following weighted average assumptions were utilized in determining fair value pursuant to the Black-Scholes option pricing model:

	Year Ended December 31,
	2014	2013	2012
Risk-free interest rate	2.11%	1.61%	1.46%
Dividend yield	0.0%	0.0%	0.0%
Expected life	7.34 years	7.85 years	8.15 years
Volatility	60.20%	58.91%	60.39%

The risk-free rate used is based on the U.S. Treasury yield curve over the estimated term of the options granted. Expected lives were estimated based on historical exercise data. The expected volatility is calculated based on the historical volatility of our common stock.

Stock-Based Awards Plan Activity

Stock Option Activity
Stock option activity for the year ended December 31, 2014 was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2013	298,954	$6.73
Granted	141,955	11.17
Exercised	(104,804)	4.65
Cancelled	(31,074)	8.33
Forfeited	-	-
Outstanding at December 31, 2014	305,031	9.35

Certain information regarding options outstanding as of December 31, 2014 was as follows:

	Options Outstanding	Options Exercisable
Number	305,031	53,390
Weighted average exercise price	$9.35	$8.00
Aggregate intrinsic value	$1,248,000	$288,000
Weighted average remaining contractual term	8.5 years	7.5 years

Performance-Based Stock Grants
During the second quarter of each of 2014, 2013, 2012 and 2011, we granted performance-based common stock awards to selected executives under the 2010 Plan, with vesting contingent upon meeting various company-wide performance goals. The performance goals were tied to target amounts of adjusted EBITDA and Net sales for each of the three-year periods ending December 31, 2015, 2014 and 2013, respectively; for the awards in 2014, the measurement period is the 11 quarters ending December 31, 2016. The awards earned on the 2014, 2013 and 2012 grants will range from zero to 125% of the targeted number of performance shares for the performance periods ending March 31, 2017, 2016 and 2015, respectively. For the 2011 grant, 50% of the targeted number of performance shares were earned for the performance period ended March 31, 2014. Awards, if earned, are paid in shares of common stock.

Activity related to performance-based awards was as follows (in shares):

	2014 Awards	2013 Awards	2012 Awards	2011 Awards	Total
Granted (target amount)	77,443	50,347	42,450	57,145	227,385
Vested	-	-	-	(28,571)	(28,571)
Canceled due to termination of employee	(12,561)	(16,999)	-	-	(29,560)
Canceled due to failure to meet performance goals	-	-	-	(28,574)	(28,574)
Not expected to vest due to failure to meet performance goals	-	-	(22,938)	-	(22,938)
Expected to vest as of December 31, 2014	64,882	33,348	19,512	-	117,742

Stock Grants
On the date of our Annual Meeting of Shareholders, each non-employee director received an annual grant of fully-vested shares of our common stock with a fair value of $30,000 in 2014 and $25,000 in each of 2013 and 2012. The 2014 amount included 2,804 fully-vested shares of common stock granted to each of our seven non-employee directors for a total of 19,628 shares.

Note 13.	Earnings Per Share

The following table reconciles shares used for basic and diluted earnings per share (“EPS”) and provides certain other information (in thousands):

	Year Ended December 31,
	2014	2013	2012
Weighted average common shares for basic EPS	19,038	18,923	18,862
Dilutive effect of stock-based awards	88	119	72
Shares used for diluted EPS	19,126	19,042	18,934

Stock-based awards not included in diluted per share calculations as they would be antidilutive	85	1	124

Note 14.	Income Taxes

All of our income is generated in the U.S. The components of income tax expense were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current federal	$1,079	$746	$292
Current state	234	184	201
	1,313	930	493

Deferred federal	595	305	1,116
Deferred state	114	69	342
	709	374	1,458
	$2,022	$1,304	$1,951

Income tax expense differs from the amount computed by applying the statutory federal income tax rate to income before income taxes as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Provision at U.S. statutory rate	$1,734	$1,109	$1,522
State taxes, net of federal benefit	217	182	148
Permanent differences, primarily meals and entertainment	304	198	232
Domestic production activities deduction	(113)	(98)	-
Tax credits	(120)	(87)	(104)
Increase to deferred tax liability tax rate	-	-	153
	$2,022	$1,304	$1,951

Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets
Net operating losses and alternative minimum tax credit carryforwards	$364	$470
Accrued salaries and severance	1,150	922
Other	1,153	918
	2,667	2,310

Deferred tax liabilities
Property, equipment and leasehold improvements	(13,139)	(12,158)
Intangible assets	(6,240)	(6,323)
Other	(188)	(203)
	(19,567)	(18,684)
	$(16,900)	$(16,374)

As of December 31, 2014, included in our net operating losses and alternative minimum tax credit carryforwards were the following (in thousands):

State NOLs, tax effected	$32
Federal alternative minimum tax credit carryforwards	$332

In assessing the realizability of our deferred tax assets, we consider future taxable income expected to be generated by the projected differences between financial statement depreciation and tax depreciation, cumulative earnings generated to date and other evidence available to us. Based upon this consideration, we assessed that all of our deferred taxes are more likely than not to be realized, and, as such, we have not recorded a valuation allowance as of December 31, 2014 or 2013.

There were no unrecognized tax benefits as of December 31, 2014 or 2013 and we do not anticipate significant changes to our unrecognized tax benefits within the next twelve months.

Our major tax jurisdictions include U.S. federal and various U.S. states. Tax years that remain open for examination by the IRS include the years from 2011 through 2014. Tax years remaining open in states where we have a significant presence range from 2010 to 2014. In addition, tax years from 1998 to 2004 and 2008 are eligible for examination by the IRS and state tax jurisdictions due to our utilization of the NOLs generated in these tax years in our tax returns.

Note 15.	Employee Benefit Plans

We sponsor a defined contribution 401(k) plan for all employees 18 years or older. Employee contributions may be made on a before-tax basis, limited by IRS regulations. For the years ended December 31, 2014, 2013 and 2012, we matched 50% of the employee’s contributions up to 6% of eligible compensation. Eligibility for the matching contribution in all years began after the participant had worked a minimum of three months. Our matching contributions to the plan vest ratably over five years of service by the employee. During 2014, we used approximately $165,000 of previously forfeited matching contributions to fund current matching contributions, which decreased our 2014 expense. We recognized expense associated with matching contributions as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
401(k) expense	$632	$744	$705

Note 16.	Commitments

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

Minimum aggregate future lease payments under non-cancelable operating leases as of December 31, 2014 are as follows (in thousands):

2015	$1,839
2016	1,630
2017	1,484
2018	1,285
2019	1,237
Thereafter	11,404
$18,879

Rent expense under all operating leases, including short-term rentals as well as cancelable and noncancelable operating leases, gross, was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Rent expense	$2,323	$2,554	$2,665

We sub-lease corporate office space to an unrelated party pursuant to a 5-year lease that began in February 2011. The lessee also leased this space pursuant to a previous lease agreement in 2010 and 2009. In December 2014, the lease agreement was amended to extend the lease through 2025, with an option to cancel in 2020 with 180 days’ written notice and a fee of $150,000. We recognized rental income related to the sublease, which was recorded as an offset to rent expense in our Consolidated Statements of Income, as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Rental income	$269	$266	$254

Future minimum lease rentals pursuant to this agreement as of December 31, 2014 are as follows (in thousands):

2015	$369
2016	369
2017	369
2018	369
2019	369
Thereafter	2,219
$4,064

We lease our headquarters office space, restaurant and storage facilities located in Portland, land and certain equipment from two limited liability companies, both of whose members include our current Board Chair and a nonexecutive officer. Lease payments to these lessors were as follows (in thousands) and are included in the Rent expense under all operating leases above:

Year Ended December 31,
2014	2013	2012
$125	$127	$125

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

Year Ended December 31,
2014	2013	2012
$499	$428	$402

All lease terms are considered to be arm’s-length transactions.

Purchase and Sponsorship Commitments
We periodically enter into commitments to purchase certain raw materials in the normal course of business. Furthermore, we have entered into purchase commitments and commodity contracts to ensure we have the necessary supply of malt and hops to meet future production requirements. Certain of the malt and hop commitments are for crop years through 2019. We believe that malt and hop commitments in excess of future requirements, if any, will not have a material impact on our financial condition or results of operations. We may take delivery of the commodities in excess of our requirements or make payments against the purchase commitments earlier than contractually obligated, which means our cash outlays in any particular year may exceed or be less than the commitment amount disclosed.

In certain cases, we have executed agreements with selected vendors to source our requirements for specific malt and hop varieties for the years ending December 31, 2015, 2016, 2017, 2018 and 2019; however, either the quantity to be delivered or the full price for the commodity has not been established at the present time. To the extent the commitment is not measurable or has not been fixed, that portion of the commitment has been excluded from the table below.

We have entered into multi-year sponsorship and promotional commitments with certain professional sports teams and entertainment companies. Generally, in exchange for our sponsorship consideration, we post signage and provide other promotional materials at the site or the event. The terms of these sponsorship commitments expire at various dates through May 31, 2018.

Aggregate future payments under purchase and sponsorship commitments as of December 31, 2014 are as follows (in thousands):

	Purchase Obligations	Sponsorship Obligations	Total
2015	$20,822	$1,407	$22,229
2016	4,794	918	5,712
2017	3,533	570	4,103
2018	2,468	450	2,918
2019	1,521	-	1,521
Thereafter	1,572	-	1,572
	$34,710	$3,345	$38,055

Note 17.	Related-Party Transactions

For additional related party transactions, see Notes 8 and 16.

As of December 31, 2014 and 2013, A-B owned approximately 31.7% and 32.0%, respectively, of our outstanding common stock.

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

Transactions with A-B
Transactions with A-B consisted of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Gross sales to A-B	$178,805	$161,010	$149,492
Margin fee paid to A-B, classified as a reduction of Sales	2,644	2,009	1,864
Sales to FSB through a contract brewing arrangement, classified in Sales(1)	-	-	3,083
Sales to FSB pursuant to termination agreement discussed below	-	-	838
Handling, inventory management, royalty and other fees paid to A-B, classified in Cost of sales	393	402	449
Amounts received from A-B for lost keg fees and forfeited deposits, included as a reduction of Property, equipment and leasehold improvements, net	-	-	122

(1)	We owned 42% of FSB prior to its becoming a wholly owned subsidiary of A-B in May 2011 and, accordingly, transactions with FSB are considered to be related-party transactions in all periods.

Effective September 1, 2012, in the best interest of both parties, we mutually agreed with FSB to end our contract brewing arrangement. Under the termination agreement, we phased out production of FSB branded beers through November 2012 utilizing remaining inventory on-hand. In consideration, FSB paid us $70,000 per month through September 2013, all of which was recognized as Sales on September 1, 2012, the effective date of agreement.

Amounts due to or from A-B were as follows (in thousands):

	December 31,
	2014	2013
Amounts due from A-B related to beer sales pursuant to the A-B Distributor Agreement	$7,846	$8,457
Refundable deposits due to A-B	(2,629)	(2,728)
Amounts due to A-B for services rendered	(1,821)	(1,852)
Net amount due from A-B	$3,396	$3,877

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and our Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)) under the Securities Exchange Act of 1934 (“Exchange Act”) as of the end of the period covered by this Report. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. While reasonable assurance is a high level of assurance, it does not mean absolute assurance. Disclosure controls and internal control over financial reporting cannot prevent or detect all errors, misstatements or fraud. In addition, the design of a control system must recognize that there are resource constraints, and the benefits associated with controls must be proportionate to their costs.

Changes in Internal Control Over Financial Reporting
During the fourth quarter of 2014, no changes in our internal control over financial reporting were identified in connection with the evaluation required by Exchange Act Rule 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Moss Adams LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2014, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Craft Brew Alliance, Inc.

We have audited Craft Brew Alliance, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Craft Brew Alliance, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Craft Brew Alliance, Inc. as of December 31, 2014 and 2013, and the consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014, and our report dated March 4, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ Moss Adams LLP

Portland, Oregon
March 4, 2015

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is contained in part in our definitive proxy statement for our 2015 Annual Meeting of Shareholders to be held on May 20, 2015 (the “2015 Proxy Statement”) under the captions “Board of Directors – Nominees for Director,” “Board of Directors – Committees of the Board – Audit Committee,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and the information contained therein is incorporated herein by reference.

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

Information required by this Item is contained in our 2015 Proxy Statement under the captions “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Employment Agreements and Potential Payments Upon Termination or Change-in-Control,” “Director Compensation” and “Board of Directors – Committees of the Board – Compensation Committee” and the information contained therein is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation PlansThe following is a summary as of December 31, 2014 of all of our plans that provide for the issuance of equity securities as compensation. See Note 12 of Notes to Consolidated Financial Statements in Item 8 for additional information.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	422,773	(1)	$9.35	988,347

Equity compensation plans not approved by shareholders	-		-	-
Total	422,773		$9.35	988,347

(1)	Includes a total of 117,742 performance shares that may vest between March 31, 2015 and March 31, 2017, based on the achievement of financial targets over three separate performance periods. The shares are not included in the calculation of weighted average price in column (b).

The remaining information required by this Item is contained in our 2015 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and the information contained therein is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is contained in our 2015 Proxy Statement under the captions “Transactions with Related Persons” and “Board of Directors – Director Independence” and the information contained therein is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is contained in our 2015 Proxy Statement under the caption “Proposal No. 2 — Ratification of Appointment of Independent Registered Public Accounting Firm” and the information contained therein is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Portland, Oregon, on March 4, 2015.

Craft Brew Alliance, Inc.

By:	/s/ Joseph K. O’Brien
Joseph K. O’Brien
Corporate Controller and Principal
Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 4, 2015.

Signature	Title

/s/ Andrew J. Thomas	Chief Executive Officer
Andrew J. Thomas	(Principal Executive Officer)

/s/ Joseph K. O’Brien	Corporate Controller and Principal Accounting Officer
Joseph K. O’Brien	(Principal Financial and Accounting Officer)

*	Chairman of the Board and Director
Kurt R. Widmer

*	Director
Timothy P. Boyle

*	Director
Marc J. Cramer

*	Director
Randall S. Jozwiakowski

*	Director
Kevin R. Kelly

*	Director
Thomas D. Larson

*	Director
David R. Lord

*	Director
John D. Rogers, Jr.

*By:	/s/ Andrew J. Thomas
Andrew J. Thomas,
as attorney in fact

EXHIBIT INDEX

Exhibit Number	Description
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

10.4*	2010 Stock Incentive Plan (incorporated by reference from Appendix B to the Registrant’s Proxy Statement for its 2010 Annual Meeting of Shareholders)
10.5*
Form of Nonqualified Stock Option Agreement (Executive Officer Grants) for the 2010 Stock Incentive Plan (incorporated by reference from Exhibit 10.11 to the Registrant’s Form 10-K for the year ended December 31, 2010)

10.6*	Form of Performance Share Award Agreement for Executive Officers ((incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2014)
10.7*	2014 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 27, 2014)
10.8*	Letter of Agreement between the Registrant and Mark D. Moreland dated March 29, 2010 (incorporated by reference from Exhibit 10.15 to the Registrant’s Form 10-K for the year ended December 31, 2009)
10.9*
Transition and Separation Agreement between the Registrant and Mark D. Moreland, dated October 31, 2014 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 5, 2014)

10.10*	Letter of Agreement between the Registrant and Kurt Widmer dated May 26, 2010 (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2010)
10.11*	Letter of Agreement between the Registrant and Robert Widmer dated May 26, 2010 (incorporated by reference from Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2010)
10.12*
Employment Letter Agreement between the Registrant and Andrew J. Thomas, dated November 20, 2013 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 21, 2013)

10.13*
Employee Noncompetition and Nonsolicitation Agreement between the Registrant and Andrew J. Thomas, dated November 20, 2013 (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 21, 2013)

10.14*
Non-Competition and Non-Solicitation Agreement dated October 1, 2010 between the Registrant and Mattson Davis (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 6, 2010)

10.15*
Letter of Agreement between the Registrant and J. Scott Mennen dated August 4, 2014 (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)

10.16*
Letter of Agreement between the Registrant and John W. Glick dated August 5, 2014 (incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)

10.17*
Letter of Agreement between the Registrant and Kenneth C. Kunze dated August 5, 2014 (incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)

10.18*	Summary of Compensation Arrangements for Non-Employee Directors as of January 1, 2015
10.19*	Summary of Annual Cash Incentive Bonus Plan for Executive Officers

Exhibit Number	Description
10.20
Sublease between Pease Development Authority as Sublessor and the Registrant as Sublessee, dated May 30, 1995 (incorporated by reference from Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, No. 33-94166)

10.21	Loan Agreement dated as of July 1, 2008 between Registrant and Bank of America, N.A. (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 7, 2008)
10.22
Loan Modification Agreement dated November 14, 2008 to Loan Agreement dated July 1, 2008 between Registrant and Bank of America, N.A. (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2008)

10.23
Second Loan Modification Agreement dated June 8, 2010 to the Loan Agreement dated July 1, 2008 between the Registrant and Bank of America, N.A. (incorporated by reference from Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended June 30, 2010)

10.24
Third Loan Modification Agreement dated September 30, 2010 to the Loan Agreement dated July 1, 2008 between the Registrant and Bank of America, N.A. (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 6, 2010)

10.25
Fourth Loan Modification Agreement dated November 15, 2013 to the Loan Agreement dated July 1, 2008 between the Registrant and Bank of America, N.A. (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 19, 2013)

10.26
Amended and Restated Exchange and Recapitalization Agreement dated as of May 1, 2011 between the Registrant and A-B (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 4, 2011)

10.27
Amended and Restated Master Distributor Agreement dated as of May 1, 2011 between the Registrant and A-B (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 4, 2011)

10.28	Amendment to A-B Master Distributor Agreement dated May 11, 2012 (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2012)
10.29	Amendment to A-B Master Distributor Agreement dated November 20, 2013 (incorporated by reference from Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013)
10.30	Registration Rights Agreement dated as of July 1, 2004 between the Registrant and A‑B (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 2, 2004)
10.31
Master Lease Agreement dated as of June 6, 2007 between Banc of America Leasing & Capital, LLC and Widmer Brothers Brewing Company (incorporated by reference from Exhibit 10.2 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-4, No. 333-149908 filed on May 2, 2008 (“S-4 Amendment No. 1”))

10.32
Amended and Restated License Agreement dated as of February 28, 1997 between Widmer Brothers Brewing Company and Widmer’s Wine Cellars, Inc. and Canandaigua Wine Company, Inc. (incorporated by reference to Exhibit 10.3 from the S-4 Amendment No. 1)

10.33
Restated Lease dated as of January 1, 1994 between Smithson & McKay Limited Liability Company and Widmer Brothers Brewing Company (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010)

10.34	Commercial Lease (Restated) dated as of December 18, 2007 between Widmer Brothers LLC and Widmer Brothers Brewing Company (incorporated by reference to Exhibit 10.5 from the S-4 Amendment No. 1)
10.35
Sublease dated as of September 1, 2010 between Manini Holdings, LLC and Kona Brewing Co., Inc. (incorporated by reference from Exhibit 10.41 to the Registrant’s Form 10-K for the year ended December 31, 2010)

10.36†
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

Exhibit Number	Description
21.1	Subsidiaries of the Registrant (incorporated by reference from Exhibit 21.1 to the Registrant’s Form 10-K for the year ended December 31, 2010 filed on April 1, 2011)
23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney – Directors of Craft Brew Alliance, Inc.
31.1	Certification of Chief Executive Officer of Craft Brew Alliance, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer of Craft Brew Alliance, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Form 10-K for the year ended December 31, 2014 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press Release dated March 4, 2015
99.2	Description of Common Stock (incorporated by reference from Exhibit 99.2 to the Registrant’s Form 10-K for the year ended December 31, 2012 filed on March 12, 2013)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL 101.DEF	XBRL Taxonomy Extension Calculation Linkbase Document XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes a management contract or a compensatory plan or arrangement.
†
Confidential treatment has been requested with respect to portions of this exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.