Form 10-Q
period 2015-03-31
CRAFT BREW ALLIANCE, INC.
filed 2015-05-06
CIK 892222

f
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2015
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

The number of shares of the registrant’s common stock outstanding as of April 28, 2015 was 19,127,999.

CRAFT BREW ALLIANCE, INC.

Index
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$1,056	$981
Accounts receivable, net	14,190	11,741
Inventory, net	23,833	18,971
Deferred income tax asset, net	2,443	1,670
Other current assets	4,404	4,413
Total current assets	45,926	37,776

Property, equipment and leasehold improvements, net	110,690	110,350
Goodwill	12,917	12,917
Intangible and other assets, net	17,270	17,558
Total assets	$186,803	$178,601

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$18,026	$12,987
Accrued salaries, wages and payroll taxes	5,202	5,114
Refundable deposits	7,759	8,152
Other accrued expenses	1,870	2,316
Current portion of long-term debt and capital lease obligations	1,130	1,157
Total current liabilities	33,987	29,726

Long-term debt and capital lease obligations, net of current portion	18,493	13,720
Fair value of derivative financial instruments	632	503
Deferred income tax liability, net	18,536	18,570
Other liabilities	700	665
Total liabilities	72,348	63,184

Commitments and contingencies

Common shareholders' equity:
Common stock, $0.005 par value. Authorized 50,000,000 shares; issued and outstanding 19,115,396 and 19,115,396	96	96
Additional paid-in capital	138,671	138,391
Accumulated other comprehensive loss	(391)	(312)
Accumulated deficit	(23,921)	(22,758)
Total common shareholders' equity	114,455	115,417
Total liabilities and common shareholders' equity	$186,803	$178,601

The accompanying notes are an integral part of these financial statements.

Index
CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014

Sales	$44,619	$47,017
Less excise taxes	2,910	3,191
Net sales	41,709	43,826
Cost of sales	30,547	31,986
Gross profit	11,162	11,840
Selling, general and administrative expenses	12,953	12,062
Operating loss	(1,791)	(222)
Interest expense	(121)	(101)
Other income (expense), net	6	(6)
Loss before income taxes	(1,906)	(329)
Income tax benefit	(743)	(128)
Net loss	$(1,163)	$(201)

Basic and diluted net loss per share	$(0.06)	$(0.01)

Shares used in basic and diluted per share calculations	19,115	18,976

The accompanying notes are an integral part of these financial statements.

Index
CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2015	2014

Net loss	$(1,163)	$(201)
Unrealized loss on derivative hedge transactions, net of tax	(79)	(148)
Comprehensive loss	$(1,242)	$(349)

The accompanying notes are an integral part of these financial statements.

Index
CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,163)	$(201)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,288	2,096
Loss on sale or disposal of Property, equipment and leasehold improvements	215	23
Deferred income taxes	(757)	(326)
Stock-based compensation	280	171
Excess tax benefit from employee stock plans	-	(93)
Other	(140)	(293)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,449)	336
Inventories	(4,491)	(1,353)
Other current assets	9	(645)
Accounts payable and other accrued expenses	4,409	2,228
Accrued salaries, wages and payroll taxes	88	322
Refundable deposits	(149)	268
Net cash provided by (used in) operating activities	(1,860)	2,533

Cash flows from investing activities:
Expenditures for Property, equipment and leasehold improvements	(3,228)	(2,352)
Proceeds from sale of property, equipment and leasehold improvements	385	-
Net cash used in investing activities	(2,843)	(2,352)

Cash flows from financing activities:
Principal payments on debt and capital lease obligations	(122)	(152)
Net borrowings under revolving line of credit	4,900	-
Proceeds from issuances of common stock	-	46
Excess tax benefit from employee stock plans	-	93
Net cash provided by (used in) financing activities	4,778	(13)

Increase in cash and cash equivalents	75	168

Cash and cash equivalents:
Beginning of period	981	2,726
End of period	$1,056	$2,894

Supplemental disclosure of cash flow information:
Cash paid for interest	$148	$124
Cash paid for income taxes, net	40	74

Supplemental disclosure of non-cash information:
Purchases of Property, equipment and leasehold improvements included in Accounts payable at end of period	$819	$508

The accompanying notes are an integral part of these financial statements.

Index
CRAFT BREW ALLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation

The accompanying consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Annual Report”). These consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements are unaudited but, in the opinion of management, reflect all material adjustments necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods presented. All such adjustments were of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results of operations for the full year.

Note 2.	Recent Accounting Pronouncements

ASU 2015-03
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. We do not expect the adoption of ASU 2015-03 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-02
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current U.S. GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (“VIE”), and changing consolidation conclusions for companies in several industries that typically make use of limited partnerships or VIEs. The ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of ASU 2015-02 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-01
In January 2015, the FASB issued ASU No. 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This ASU eliminates from U.S. GAAP the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. We do not expect the adoption of ASU 2015-01 to have a material effect on our financial position, results of operations or cash flows.

Index
ASU 2014-17
In November 2014, the FASB issued ASU No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting.” This ASU provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. ASU 2014-17 was effective on November 18, 2014. The adoption of ASU 2014-17 did not have any effect on our financial position, results of operations or cash flows.

ASU 2014-16
In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815).” ASU 2014-16 addresses whether the host contract in a hybrid financial instrument issued in the form of a share should be accounted for as debt or equity. ASU 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not currently have issued, nor are we investors in, hybrid financial instruments. Accordingly, we do not expect the adoption of ASU 2014-16 to have any effect on our financial position, results of operations or cash flows.

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

ASU 2014-12
In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not expect the adoption of ASU 2014-12 to have a material effect on our financial position, results of operations or cash flows.

ASU 2014-09
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. We are still evaluating the effect of the adoption of ASU 2014-09. On April 1, 2015, the FASB voted to propose to defer the effective date of the new revenue recognition standard by one year.

ASU 2014-08
In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) and Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 amends the definition for what types of asset disposals are to be considered discontinued operations, as well as amending the required disclosures for discontinued operations and assets held for sale. ASU 2014-08 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014. The adoption of ASU 2014-08 did not have any effect on our financial position, results of operations or cash flows.

Index
Note 3.	Cash and Cash Equivalents

We maintain cash balances with financial institutions that may exceed federally insured limits. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2015 and December 31, 2014, we did not have any cash equivalents.

Under our cash management system, we utilize a controlled disbursement account to fund cash distribution checks presented for payment by the holder. Checks issued but not yet presented to banks may result in overdraft balances for accounting purposes. As of March 31, 2015 and December 31, 2014, there were no bank overdrafts. Changes in bank overdrafts from period to period are reported in the Consolidated Statements of Cash Flows as a component of operating activities within Accounts payable and other accrued expenses.

Note 4.	Inventories

Inventories, except for pub food, beverages and supplies, are stated at the lower of standard cost or market. Pub food, beverages and supplies are stated at the lower of cost or market.

We regularly review our inventories for the presence of obsolete product attributed to age, seasonality and quality. If our review indicates a reduction in utility below the product’s carrying value, we reduce the product to a new cost basis. We record the cost of inventory for which we estimate we have more than a twelve-month supply as a component of Intangible and other assets, net on our Consolidated Balance Sheets.

Inventories consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$5,204	$4,414
Work in process	3,740	2,781
Finished goods	11,614	8,986
Packaging materials	1,264	627
Promotional merchandise	1,402	1,531
Pub food, beverages and supplies	609	632
	$23,833	$18,971

Work in process is beer held in fermentation tanks prior to the filtration and packaging process.

Note 5.	Related Party Transactions

Transactions with Anheuser-Busch, LLC (“A-B”)
Transactions with A-B consisted of the following (in thousands):

	Three Months Ended March 31,
	2015	2014
Gross sales to A-B	$35,666	$38,452
Margin fee paid to A-B, classified as a reduction of Sales	538	600
Inventory management and other fees paid to A-B, classified in Cost of sales	90	93

Index
Amounts due to or from A-B were as follows (in thousands):

	March 31, 2015	December 31, 2014
Amounts due from A-B related to beer sales pursuant to the A-B distributor agreement	$9,240	$7,846
Refundable deposits due to A-B	(2,516)	(2,629)
Amounts due to A-B for services rendered	(1,908)	(1,821)
Net amount due from A-B	$4,816	$3,396

Operating Leases
We lease our headquarters office space, restaurant and storage facilities located in Portland, Oregon, as well as the land and certain equipment, from two limited liability companies, both of whose members include our current Board Chair and a nonexecutive officer. Lease payments to these lessors were as follows (in thousands):

Three Months Ended March 31,
2015	2014
$30	$32

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

Three Months Ended March 31,
2015	2014
$132	$110

Note 6.	Derivative Financial Instruments

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

We have assessed our vulnerability to certain business and financial risks, including interest rate risk associated with our variable-rate long-term debt. To mitigate this risk, effective January 23, 2014, we entered into an interest rate swap contract with Bank of America, N.A. (“BofA”) for 75% of the Term Loan balance, to hedge the variability of interest payments associated with our variable-rate borrowings under our Term Loan with BofA. The current swap contract terminates on September 29, 2023, and had a total notional value of $7.7 million as of March 31, 2015. Through this swap agreement, we pay interest at a fixed rate of 2.86% and receive interest at a floating-rate of the one-month LIBOR, which was 0.18% at March 31, 2015. Since the interest rate swap hedges the variability of interest payments on variable rate debt with similar terms, it qualifies for cash flow hedge accounting treatment. As of March 31, 2015, unrealized net losses of $632,000 were recorded in Accumulated other comprehensive loss as a result of this hedge. The effective portion of the gain or loss on the derivative is reclassified into Interest expense in the same period during which we record Interest expense associated with the Term Loan. There was no hedge ineffectiveness during the first quarter of 2015 or 2014.

Index

The fair value of our derivative instrument is as follows (in thousands):

Fair Value of Derivative Instrument
	March 31, 2015	December 31, 2014
Fair value of interest rate swap	$(632)	$(503)

The effect of our interest rate swap contract that was accounted for as a derivative instrument on our Consolidated Statements of Operations for the three-month periods ended March 31, 2015 and 2014 was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)

Three Months Ended March 31,
2015	$(128)	Interest expense	$52
2014	$(239)	Interest expense	$41

See also Note 7.

Note 7.	Fair Value Measurements

Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;
•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and
•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The following tables summarize liabilities measured at fair value on a recurring basis (in thousands):

Fair Value at March 31, 2015	Level 1	Level 2	Level 3	Total
Interest rate swap	$-	$(632)	$-	$(632)

Fair Value at December 31, 2014
Interest rate swap	$-	$(503)	$-	$(503)

We did not have any assets measured at fair value on a recurring basis at March 31, 2015 or December 31, 2014.

The fair value of our interest rate swap was based on quarterly statements from the issuing bank. There were no changes to our valuation techniques during the first quarter of 2015.

We believe the carrying amounts of Cash, Accounts receivable, Other current assets, Accounts payable, Accrued salaries, wages and payroll taxes, and Other accrued expenses are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

Index
We had fixed-rate debt outstanding as follows (in thousands):

	March 31, 2015	December 31, 2014
Fixed-rate debt on balance sheet	$1,396	$1,456
Estimated fair value of fixed-rate debt.	$1,448	$1,513

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

Net sales, Gross profit and gross margin information by segment was as follows (dollars in thousands):

	Three Months Ended March 31,
2015	Beer Related	Pubs	Total
Net sales	$35,558	$6,151	$41,709
Gross profit	$10,566	$596	$11,162
Gross margin	29.7%	9.7%	26.8%

2014
Net sales	$37,814	$6,012	$43,826
Gross profit	$11,047	$793	$11,840
Gross margin	29.2%	13.2%	27.0%

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

Sales to wholesalers through the A-B Distributor Agreement represented the following percentage of our Sales:

Three Months Ended March 31,
2015	2014
78.7%	80.5%

Receivables from A-B represented the following percentage of our Accounts receivable balance:

March 31, 2015	December 31, 2014
65.1%	66.8%

Index
Note 9.	Significant Stock-Based Plan Activity and Stock-Based Compensation

Stock-Based Compensation Expense
Stock-based compensation expense was recognized in our Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Selling, general and administrative expense	$251	$154
Cost of sales	29	17
Total Stock-based compensation expense	$280	$171

At March 31, 2015, we had total unrecognized stock-based compensation expense of $2.5 million, which will be recognized over the weighted average remaining vesting period of 3.3 years.

Note 10.	Earnings Per Share

Because we were in a loss position for all periods presented, there is no difference between the number of shares used for the basic and diluted per share calculations.

	Three Months Ended March 31,
	2015	2014
Stock-based awards not included in diluted per share calculations as they would be antidilutive (in thousands)	165	126

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q includes forward-looking statements. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “may,” “plan” and similar expressions or their negatives identify forward-looking statements, which generally are not historical in nature. These statements are based upon assumptions and projections that we believe are reasonable, but are by their nature inherently uncertain. Many possible events or factors could affect our future financial results and performance, and could cause actual results or performance to differ materially from those expressed, including those risks and uncertainties described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Annual Report”), and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”). Caution should be taken not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein, as well as the audited Consolidated Financial Statements and Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2014 Annual Report. The discussion and analysis includes period-to-period comparisons of our financial results. Although period-to-period comparisons may be helpful in understanding our financial results, we believe that they should not be relied upon as an accurate indicator of future performance.

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

Index
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

We distribute our beers to retailers through independent wholesalers that are aligned with the Anheuser-Busch, LLC (“A-B”) network. These sales are made pursuant to a Master Distributor Agreement (the “A-B Distributor Agreement”) with A-B. As a result of this distribution arrangement, we believe that, under alcohol beverage laws in a majority of states, these wholesalers would own the exclusive right to distribute our beers in their respective markets if the A-B Distributor Agreement expires or is terminated. Kona, Redhook and Widmer Brothers beers are distributed in all 50 states. Omission Beer continues to expand into new markets in the U.S. and internationally, while Square Mile Cider is currently available in 10 states in the West. Separate from our A-B wholesalers, we maintain an internal independent sales and marketing organization with resources across the key functions of brand management, field marketing, field sales, and national retail sales.

We operate in two segments: Beer Related operations and Pubs operations. Beer Related operations include the brewing, and domestic and international sales, of craft beers and ciders from our breweries. Pubs operations primarily include our five pubs, four of which are located adjacent to our Beer Related operations, as well as other merchandise sales, and sales of our beers directly to customers.

Following is a summary of our financial results:

Three Months Ended March 31,	Net Sales	Net Loss	Number of Barrels Sold
2015	$41.7 million	$(1.2) million	167,700
2014	$43.8 million	$(0.2) million	182,800

Index
Results of Operations

The following table sets forth, for the periods indicated, certain information from our Consolidated Statements of Operations expressed as a percentage of Net sales(1):

	Three Months Ended March 31,
	2015	2014
Sales	107.0%	107.3%
Less excise tax	7.0	7.3
Net sales	100.0	100.0
Cost of sales	73.2	73.0
Gross profit	26.8	27.0
Selling, general and administrative expenses	31.1	27.5
Operating loss	(4.3)	(0.5)
Interest expense	(0.3)	(0.2)
Other income (expense), net	0.0	0.0
Loss before income taxes	(4.6)	(0.8)
Income tax benefit	(1.8)	(0.3)
Net loss	(2.8)%	(0.5)%

(1)	Percentages may not add due to rounding.

Segment Information
Net sales, gross profit and gross margin information by segment was as follows (dollars in thousands):

	Three Months Ended March 31,
2015	Beer Related	Pubs	Total
Net sales	$35,558	$6,151	$41,709
Gross profit	$10,566	$596	$11,162
Gross margin	29.7%	9.7%	26.8%

2014
Net sales	$37,814	$6,012	$43,826
Gross profit	$11,047	$793	$11,840
Gross margin	29.2%	13.2%	27.0%

Sales by Category
The following table sets forth a comparison of sales by category (dollars in thousands):

	Three Months Ended March 31,		Dollar
Sales by Category	2015	2014	Change	% Change
A-B and A-B related	$35,128	$37,852	$(2,724)	(7.2)%
Contract brewing and beer related(1)	3,340	3,153	187	5.9%
Excise taxes	(2,910)	(3,191)	281	(8.8)%
Net beer related sales	35,558	37,814	(2,256)	(6.0)%
Pubs(2)	6,151	6,012	139	2.3%
Net sales	$41,709	$43,826	$(2,117)	(4.8)%

(1)	Beer related includes international beer sales.
(2)	Pubs sales include sales of promotional merchandise and sales of beer directly to customers.

Index
Shipments by Category
Shipments by category were as follows (in barrels):

Three Months Ended March 31,	2015 Shipments	2014 Shipments	Increase (Decrease)	% Change	Change in Depletions(1)
A-B and A-B related	151,400	167,300	(15,900)	(9.5)%	1%
Contract brewing and beer related(2)	14,200	13,100	1,100	8.4%
Pubs	2,100	2,400	(300)	(12.5)%
Total	167,700	182,800	(15,100)	(8.3)%

(1)	Change in depletions reflects the year-over-year change in barrel volume sales of beer by wholesalers to retailers.
(2)	Contract brewing and beer related includes international shipments of our beers.

The decrease in sales to A-B and A-B related in the three-month period ended March 31, 2015 compared to the same period of 2014 was primarily due to reductions in our wholesaler inventory levels in the first quarter of 2015. During the same period of 2014, wholesalers were building inventory levels in response to low levels at the end of 2013. The decrease in sales to A-B and A-B related was also influenced by delays in promotional activity to the second quarter of 2015 compared to the activity in the first quarter of 2014. The decrease in sales was partially offset by an increase in pricing and a shift in package mix from draft to packaged, which has a higher selling price per barrel than draft.

The increase in Contract brewing and beer related sales in the three‑month period ended March 31, 2015 compared to the same period of 2014 was primarily due to an increase in international shipments of our beers, which sell at a higher rate per barrel than contract brewing sales, as we expanded into additional countries, partially offset by a decline in our contract brewing sales.

Pubs sales increased in the three-month period ended March 31, 2015 compared to the same period of 2014, primarily as a result of higher guest counts at the Kona Pub in Kailua-Kona, Hawaii which has higher revenue per guest than the Redhook and Widmer Brothers pubs, which experienced lower guest counts. The increase in pub sales was partially offset by the closure of the Redhook Pub in Portsmouth, New Hampshire for seven days due to inclement weather, and the closure of Kona Pub on the island of Oahu for three weeks for a full remodel, during the three-month period ended March 31, 2015. The Kona Pub re-opened at the end of February 2015. The increase in Pubs sales was partially offset by the decrease in beer shipment volume through our Pubs.

The decrease in excise taxes in the three-month period ended March 31, 2015 compared to the same period of 2014 was due to the decrease in shipments.

Shipments by Brand
The following table sets forth a comparison of shipments by brand (in barrels):

Three Months Ended March 31,	2015 Shipments	2014 Shipments	Increase (Decrease)	% Change	Change in Depletions
Kona	63,200	63,800	(600)	(0.9)%	9%
Redhook	42,500	50,600	(8,100)	(16.0)%	(10)%
Widmer Brothers	42,000	47,900	(5,900)	(12.3)%	(3)%
Omission	10,800	9,900	900	9.1%	33%
Total(1)	158,500	172,200	(13,700)	(8.0)%	1%

(1)	Total shipments by brand include international shipments and exclude shipments produced under our contract brewing arrangements.

The decrease in our Kona brand shipments in the three-month period ended March 31, 2015 compared to the same period of 2014 was primarily due to decreases in Koko Brown and Longboard Lager, partially offset by increases in Big Wave Golden Ale and Castaway IPA.

The decrease in our Redhook brand shipments in the three-month period ended March 31, 2015 compared to the same period of 2014 was primarily due to decreases in Longhammer IPA and Audible Ale, partially offset by an increase related to the introduction of Seedy Blonde.

Index
The decrease in our Widmer Brothers brand shipments in the three-month period ended March 31, 2015 compared to the same period of 2014 was primarily due to decreases in Hefeweizen draft, Columbia Commons, and Alchemy Ale, partially offset by an increase in Hopside Down IPL. Hefeweizen packaged has stabilized and benefitted from the introduction of the new Hefeweizen packaging in collaboration with the Portland Timbers.

The increase in our Omission brand shipments in the three-month period ended March 31, 2015 compared to the same period of 2014 was primarily due to the continued success of, and demand for, both the Lager and the Pale Ale styles.

For each of the brand families discussed above, shipments lagged depletions for the first three months of 2015 as a result of reductions in our wholesaler inventory levels. During the same period of 2014, wholesalers were building inventory levels in response to low levels at the end of 2013.

Shipments by Package
The following table sets forth a comparison of our shipments by package, excluding shipments produced under our contract brewing arrangements (in barrels):

Three Months Ended	2015		2014
March 31,	Shipments	% of Total	Shipments	% of Total
Draft	39,500	24.9%	45,300	26.3%
Packaged	119,000	75.1%	126,900	73.7%
Total	158,500	100.0%	172,200	100.0%

The shift in package mix from draft to packaged in the three-month period ended March 31, 2015 compared to the same period of 2014 was primarily the result of our Kona brand family becoming a larger share of our overall shipments by brand family, and the growth of Omission, as both of those brand families are more heavily weighted to packaged sales.

Cost of Sales
Cost of sales includes purchased raw and component materials, direct labor, overhead and shipping costs.

Information regarding Cost of sales was as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar
	2015	2014	Change	% Change
Beer Related	$24,992	$26,767	$(1,775)	(6.6)%
Pubs	5,555	5,219	336	6.4%
Total	$30,547	$31,986	$(1,439)	(4.5)%

The decrease in Beer Related Cost of sales in the three-month period ended March 31, 2015 compared to the same period of 2014 was primarily due to the decrease in shipment volume and more favorable distribution costs per barrel. The decrease in Cost of sales was partially offset by an increase in brewery costs per barrel at our owned breweries, and the mix shift from draft to packaged beers, as the cost per barrel of packaged beer is higher than draft.

Pubs Cost of sales increased in the three-month period ended March 31, 2015 compared to the same period of 2014, primarily due to increases in Sales and employee related costs.

Capacity utilization is calculated by dividing total shipments from our owned breweries by the approximate working capacity of these breweries and was as follows:

	Three Months Ended March 31,
	2015	2014
Capacity utilization	58%	68%

In June 2014, we initiated full-scale brewing with our brewing partner in Memphis, Tennessee. This partnership provides us scalable capacity and we anticipate producing up to 100,000 barrels at this location in 2015.

Index
Gross Profit
Information regarding Gross profit was as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar
	2015	2014	Change	% Change
Beer Related	$10,566	$11,047	$(481)	(4.4)%
Pubs	596	793	(197)	(24.8)%
Total	$11,162	$11,840	$(678)	(5.7)%

Gross profit as a percentage of net sales, or gross margin, was as follows:

	Three Months Ended March 31,
	2015	2014
Beer Related	29.7%	29.2%
Pubs	9.7%	13.2%
Overall	26.8%	27.0%

The decrease in gross profit in the three-month period ended March 31, 2015 compared to the same period of 2014 was primarily due to the decrease in shipment volume and higher owned-brewery costs per barrel. The decrease was partially offset by favorable pricing increases and lower distribution costs per barrel.

The increase in the Beer Related gross margin rate in the three-month period ended March 31, 2015 compared to the same period of 2014 was primarily due to favorable selling price increases and lower distribution costs per barrel. The increase was partially offset by higher brewery costs per barrel, as well as the mix shift from draft to packaged beers.

The decrease in the Pubs gross margin rate in the three-month period ended March 31, 2015 compared to the same period of 2014 was due to the closure of our Kona Pub on the island of Oahu for three weeks for a full remodel, as well as our Redhook Pub in Portsmouth, New Hampshire closure for seven days due to inclement weather.

Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) include compensation and related expenses for our sales and marketing activities, management, legal and other professional and administrative support functions.

Information regarding SG&A was as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar
	2015	2014	Change	% Change
	$12,953	$12,062	$891	7.4%
As a % of Net sales	31.1%	27.5%

The increase in SG&A for the three-month period ended March 31, 2015 compared to the same period of 2014 was primarily due to an increase in employee related costs, as well as planned increases in sales and marketing spending. SG&A increased as a percentage of Net sales in the three‑month period ended March 31, 2015 compared to the same period of 2014 primarily due to the decrease in our Net sales.

Index
Interest Expense
Information regarding Interest expense was as follows (dollars in thousands):

Three Months Ended March 31,		Dollar
2015	2014	Change	% Change
$121	$101	$20	19.8%

	Three Months Ended March 31,
	2015	2014
Average debt outstanding	$18,152	$11,667
Average interest rate	1.53%	2.06%

The increase in Interest expense in the three-month period ended March 31, 2015 compared to the same period of 2014 was primarily due to the increase in our average debt outstanding.

Income Tax Provision
Our effective income tax rate was 39.0% for the first three months of 2015 and 38.9% in the first three months of 2014. The effective income tax rates reflect the impact of non-deductible expenses (primarily meals and entertainment expenses), state and local taxes, tax credits, and income excluded from taxation under the domestic production activities exclusion.

Liquidity and Capital Resources

We have required capital primarily for the construction and development of our production breweries, to support our expansion and growth plans, and to fund our working capital needs. Historically, we have financed our capital requirements through cash flows from operations, bank borrowings and the sale of common and preferred stock. We anticipate meeting our obligations for the twelve months beginning April 1, 2015 primarily from cash flows generated from operations and borrowing under our line of credit facility as the need arises. Capital resources available to us at March 31, 2015 included $1.1 million of Cash and cash equivalents and $14.1 million available under our line of credit facility.

We had $11.9 million of working capital and our debt as a percentage of total capitalization (total debt and common shareholders’ equity) was 14.6% at March 31, 2015.

A summary of our cash flow information was as follows (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Cash flows provided by (used in) operating activities	$(1,860)	$2,533
Cash flows used in investing activities	(2,843)	(2,352)
Cash flows provided by (used in) financing activities	4,778	(13)
Increase in Cash and cash equivalents	$75	$168

Cash used in operating activities of $1.9 million in the first three months of 2015 resulted from our Net loss of $1.2 million, net non-cash expenses of $1.9 million and changes in our operating assets and liabilities as discussed in more detail below.

Accounts receivable, net, increased $2.5 million to $14.2 million at March 31, 2015 compared to $11.7 million at December 31, 2014. This increase was primarily due to a $1.4 million increase in our receivable from A-B, which totaled $9.2 million at March 31, 2015. Historically, we have not had collection problems related to our accounts receivable.

Inventories increased $4.8 million to $23.8 million at March 31, 2015 compared to $19.0 million at December 31, 2014, primarily to support an expected increase in shipment volume.

Index
Accounts payable increased $5.0 million to $18.0 million at March 31, 2015 compared to $13.0 million at December 31, 2014, primarily due to increased inventory purchases to support our expected increased level of sales.

As of March 31, 2015, we had the following net operating loss carryforwards (“NOLs”) and federal credit carry forwards available to offset payment of future income taxes:

•	state NOLs of $104,000, tax-effected; and
•	federal alternative minimum tax (“AMT”) credit carry forwards of $332,000.

We anticipate that we will utilize the remaining NOLs and federal AMT credit carry forwards in the near future and, accordingly, once utilized, we will be required to satisfy all of our income tax obligations with cash.

Capital expenditures of $3.2 million in the first three months of 2015 were primarily directed to beer production capacity and efficiency improvements and Pubs remodeling. As of March 31, 2015, we had an additional $0.8 million of expenditures recorded in Accounts payable on our Consolidated Balance Sheets, compared to $0.6 million at December 31, 2014. We anticipate capital expenditures of approximately $17 million to $21 million in 2015 primarily for capacity and efficiency improvements, quality initiatives and restaurant and retail. Beginning in 2015, we will be investing approximately $10 million in our Oregon Brewery to expand capacity to 750,000 barrels per year, with expected completion in the first half of 2017. Also beginning in 2015 through expected  completion in early 2017, we will be investing approximately $15 million in our Hawaiian Brewery to expand capacity to 100,000 barrels per year. Both of these projects are included in the anticipated capital expenditures of $17 million to $21 million in 2015. We also anticipate total capital expenditures of $17 million to $21 million in 2016, including spending for the expansion projects.

We have a loan agreement (as amended, the “Loan Agreement”) with Bank of America, N.A., which consists of a $22.0 million revolving line of credit (“Line of Credit”), including provisions for cash borrowings and up to $2.5 million notional amount of letters of credit, and a $10.3 million term loan (“Term Loan”). We may draw upon the Line of Credit for working capital and general corporate purposes until expiration on October 31, 2018. The maturity date of the Term Loan is September 30, 2023. At March 31, 2015, we had $7.9 million of borrowings outstanding under the Line of Credit and $10.3 million outstanding under the Term Loan.

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

Our critical accounting policies, as described in our 2014 Annual Report, relate to goodwill, indefinite-lived intangible assets, long-lived assets, refundable deposits on kegs, revenue recognition and deferred taxes. There have been no changes to our critical accounting policies since December 31, 2014.

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

There have been no material changes in our reported market risks and risk management policies since the filing of our 2014 Annual Report on Form 10-K, which was filed with the SEC on March 4, 2015.

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

Changes in Internal Control Over Financial Reporting
During the first quarter of 2015, no changes in our internal control over financial reporting were identified in connection with the evaluation required by Exchange Act Rule 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II - OTHER INFORMATION

Item 1A.	Risk Factors

There have been no changes in our reported risk factors and no new risk factors have been identified since the filing of our 2014 Annual Report on Form 10-K, which was filed with the SEC on March 4, 2015.

Item 6.	Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

10.1	Form of Performance Share Award Agreement for Executive Officers
10.2	Letter of Employment Agreement between the Registrant and Joseph K. Vanderstelt dated April 27, 2015
10.3	Letter of Confidentiality/Propriety Information and Noncompetition Agreement between the Registrant and Joseph K. Vanderstelt dated April 27, 2015
31.1	Certification of Chief Executive Officer of Craft Brew Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer of Craft Brew Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
99.1	Press Release dated May 6, 2015
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAFT BREW ALLIANCE, INC.

May 6, 2015	BY:	/s/ Joseph K. Vanderstelt
Joseph K. Vanderstelt
Chief Financial Officer