Form 10-Q
period 2015-06-30
CRAFT BREW ALLIANCE, INC.
filed 2015-08-05
CIK 892222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2015
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

The number of shares of the registrant’s common stock outstanding as of July 27, 2015 was 19,171,199.

CRAFT BREW ALLIANCE, INC.

Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$1,277	$981
Accounts receivable, net	21,572	11,741
Inventory, net	19,350	18,971
Deferred income tax asset, net	1,746	1,670
Other current assets	4,510	4,413
Total current assets	48,455	37,776
Property, equipment and leasehold improvements, net	110,354	110,350
Goodwill	12,917	12,917
Intangible and other assets, net	16,916	17,558
Total assets	$188,642	$178,601
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$18,571	$12,987
Accrued salaries, wages and payroll taxes	5,000	5,114
Refundable deposits	7,426	8,152
Other accrued expenses	2,043	2,316
Current portion of long-term debt and capital lease obligations	1,100	1,157
Total current liabilities	34,140	29,726
Long-term debt and capital lease obligations, net of current portion	18,368	13,720
Fair value of derivative financial instruments	453	503
Deferred income tax liability, net	18,731	18,570
Other liabilities	711	665
Total liabilities	72,403	63,184
Commitments and contingencies
Common shareholders' equity:
Common stock, $0.005 par value. Authorized 50,000,000 shares; issued and outstanding 19,171,199 and 19,115,396	96	96
Additional paid-in capital	138,954	138,391
Accumulated other comprehensive loss	(280)	(312)
Accumulated deficit	(22,531)	(22,758)
Total common shareholders' equity	116,239	115,417
Total liabilities and common shareholders' equity	$188,642	$178,601

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Sales	$62,638	$60,728	$107,257	$107,745
Less excise taxes	4,107	4,042	7,017	7,233
Net sales	58,531	56,686	100,240	100,512
Cost of sales	39,841	38,112	70,388	70,098
Gross profit	18,690	18,574	29,852	30,414
Selling, general and administrative expenses	16,263	15,208	29,216	27,270
Operating income	2,427	3,366	636	3,144
Interest expense	(150)	(105)	(271)	(206)
Other income, net	7	9	13	3
Income before income taxes	2,284	3,270	378	2,941
Income tax expense	894	1,275	151	1,147
Net income	$1,390	$1,995	$227	$1,794
Basic and diluted net income per share	$0.07	$0.10	$0.01	$0.09
Shares used in basic per share calculations	19,145	19,029	19,130	19,002
Shares used in diluted per share calculations	19,177	19,087	19,164	19,077

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$1,390	$1,995	$227	$1,794
Unrealized gain (loss) on derivative hedge transactions, net of tax	111	(81)	32	(229)
Comprehensive income	$1,501	$1,914	$259	$1,565

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$227	$1,794
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,727	4,255
Loss on sale or disposal of Property, equipment and leasehold improvements	306	19
Deferred income taxes	67	66
Stock-based compensation	605	444
Excess tax benefit from employee stock plans	(51)	(176)
Other	62	(382)
Changes in operating assets and liabilities:
Accounts receivable, net	(9,831)	(1,959)
Inventories	62	(2,909)
Other current assets	(97)	(347)
Accounts payable and other accrued expenses	5,330	5,232
Accrued salaries, wages and payroll taxes	(114)	1,635
Refundable deposits	(181)	446
Net cash provided by operating activities	1,112	8,118
Cash flows from investing activities:
Expenditures for Property, equipment and leasehold improvements	(5,816)	(5,074)
Proceeds from sale of Property, equipment and leasehold improvements	387	15
Net cash used in investing activities	(5,429)	(5,059)
Cash flows from financing activities:
Principal payments on debt and capital lease obligations	(245)	(291)
Proceeds from capital lease financing	—	841
Net borrowings under revolving line of credit	4,900	—
Proceeds from issuances of common stock	58	63
Tax payments related to performance shares issued	(151)	(150)
Excess tax benefit from employee stock plans	51	176
Net cash provided by financing activities	4,613	639
Increase in Cash and cash equivalents	296	3,698
Cash and cash equivalents:
Beginning of period	981	2,726
End of period	$1,277	$6,424
Supplemental disclosure of cash flow information:
Cash paid for interest	$329	$260
Cash paid for income taxes, net	56	246
Supplemental disclosure of non-cash information:
Purchases of Property, equipment and leasehold improvements included in Accounts payable at end of period	$667	$2,008

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

Note 2. Recent Accounting Pronouncements

ASU 2015-11
In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2015-11, "Simplifying the Measurement of Inventory (Topic 330)." ASU 2015-11 simplifies the accounting for the valuation of all inventory not accounted for using the last-in, first-out ("LIFO") method by prescribing that inventory be valued at the lower of cost and net realizable value. ASU 2015-11 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. We do not expect the adoption of ASU 2015-11 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-05
In April 2015, the FASB issued ASU 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)." ASU 2015-05 provides guidance regarding the accounting for a customer's fees paid in a cloud computing arrangement; specifically about whether a cloud computing arrangement includes a software license, and if so, how to account for the software license. ASU 2015-05 is effective for public companies' annual periods, including interim periods within those fiscal years, beginning after December 15, 2015 on either a prospective or retrospective basis. Early adoption is permitted. We do not expect the adoption of ASU 2015-05 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-03
In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. We do not expect the adoption of ASU 2015-03 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-02
In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis," which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current U.S. GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (“VIE”), and changing consolidation conclusions for companies in several industries that typically make use of limited partnerships or VIEs. The ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of ASU 2015-02 to have a material effect on our financial position, results of operations or cash flows.

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

Note 3. Cash and Cash Equivalents

We maintain cash balances with financial institutions that may exceed federally insured limits. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2015 and December 31, 2014, we did not have any cash equivalents.

Index

Under our cash management system, we utilize a controlled disbursement account to fund cash distribution checks presented for payment by the holder. Checks issued but not yet presented to banks may result in overdraft balances for accounting purposes. As of June 30, 2015 and December 31, 2014, there were no bank overdrafts. Changes in bank overdrafts from period to period are reported in the Consolidated Statements of Cash Flows as a component of operating activities within Accounts payable and Other accrued expenses.

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

Inventories consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$4,382	$4,414
Work in process	3,598	2,781
Finished goods	8,739	8,986
Packaging materials	573	627
Promotional merchandise	1,493	1,531
Pub food, beverages and supplies	565	632
	$19,350	$18,971

Work in process is beer held in fermentation tanks prior to the filtration and packaging process.

Note 5. Related Party Transactions

Transactions with Anheuser-Busch, LLC (“A-B”)
Transactions with A-B consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gross sales to A-B	$52,279	$51,798	$87,946	$90,250
Margin fee paid to A-B, classified as a reduction of Sales	746	761	1,284	1,361
Inventory management and other fees paid to A-B, classified in Cost of sales	103	87	193	180

Amounts due to or from A-B were as follows (in thousands):

	June 30, 2015	December 31, 2014
Amounts due from A-B related to beer sales pursuant to the A-B distributor agreement	$14,523	$7,846
Refundable deposits due to A-B	(1,937)	(2,629)
Amounts due to A-B for services rendered	(2,263)	(1,821)
Net amount due from A-B	$10,323	$3,396

Index

Operating Leases
We lease our headquarters office space, restaurant and storage facilities located in Portland, Oregon, as well as the land and certain equipment, from two limited liability companies, both of whose members include our current Board Chair and a nonexecutive officer. Lease payments to these lessors were as follows (in thousands):

Three Months Ended June 30,		Six Months Ended June 30,
2015	2014	2015	2014
$30	$32	$60	$64

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

Three Months Ended June 30,		Six Months Ended June 30,
2015	2014	2015	2014
$129	$120	$261	$231

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

We have assessed our vulnerability to certain business and financial risks, including interest rate risk associated with our variable-rate long-term debt. To mitigate this risk, effective January 23, 2014, we entered into an interest rate swap contract with Bank of America, N.A. (“BofA”) for 75% of the Term Loan balance, to hedge the variability of interest payments associated with our variable-rate borrowings under our Term Loan with BofA. The current swap contract terminates on September 29, 2023, and had a total notional value of $7.7 million as of June 30, 2015. Through this swap agreement, we pay interest at a fixed rate of 2.86% and receive interest at a floating-rate of the one-month LIBOR, which was 0.18% at June 30, 2015. Since the interest rate swap hedges the variability of interest payments on variable rate debt with similar terms, it qualifies for cash flow hedge accounting treatment. As of June 30, 2015, unrealized net losses of $453,000 were recorded in Accumulated other comprehensive loss as a result of this hedge. The effective portion of the gain or loss on the derivative is reclassified into Interest expense in the same period during which we record Interest expense associated with the Term Loan. There was no hedge ineffectiveness during the first two quarters of 2015 or 2014.

The fair value of our derivative instrument is as follows (in thousands):

Fair Value of Derivative Instrument
	June 30, 2015	December 31, 2014
Fair value of interest rate swap	$(453)	$(503)

Index

The effect of our interest rate swap contract that was accounted for as a derivative instrument on our Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2015 and 2014 was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Three Months Ended June 30,
2015	$179	Interest expense	$52
2014	$(131)	Interest expense	$55

Six Months Ended June 30,
2015	$51	Interest expense	$104
2014	$(370)	Interest expense	$96

See also Note 7.

Note 7. Fair Value Measurements

Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.
The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The following tables summarize liabilities measured at fair value on a recurring basis (in thousands):

Fair Value at June 30, 2015	Level 1	Level 2	Level 3	Total
Interest rate swap	$—	$(453)	$—	$(453)

Fair Value at December 31, 2014
Interest rate swap	$—	$(503)	$—	$(503)

We did not have any assets measured at fair value on a recurring basis at June 30, 2015 or December 31, 2014.

The fair value of our interest rate swap was based on quarterly statements from the issuing bank. There were no changes to our valuation techniques during the second quarter of 2015.

We believe the carrying amounts of Cash, Accounts receivable, Other current assets, Accounts payable, Accrued salaries, wages and payroll taxes, and Other accrued expenses are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

We had fixed-rate debt outstanding as follows (in thousands):

	June 30, 2015	December 31, 2014
Fixed-rate debt on balance sheet	$1,335	$1,456
Estimated fair value of fixed-rate debt	$1,381	$1,513

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

Net sales, Gross profit and gross margin information by segment was as follows (dollars in thousands):

	Three Months Ended June 30,
2015	Beer Related	Pubs	Total
Net sales	$51,229	$7,302	$58,531
Gross profit	$17,715	$975	$18,690
Gross margin	34.6%	13.4%	31.9%

2014
Net sales	$50,043	$6,643	$56,686
Gross profit	$17,659	$915	$18,574
Gross margin	35.3%	13.8%	32.8%

	Six Months Ended June 30,
2015	Beer Related	Pubs	Total
Net sales	$86,787	$13,453	$100,240
Gross profit	$28,281	$1,571	$29,852
Gross margin	32.6%	11.7%	29.8%

2014
Net sales	$87,857	$12,655	$100,512
Gross profit	$28,706	$1,708	$30,414
Gross margin	32.7%	13.5%	30.3%

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

Sales to wholesalers through the A-B Distributor Agreement represented the following percentage of our Sales:

Three Months Ended June 30,		Six Months Ended June 30,
2015	2014	2015	2014
82.3%	84.0%	80.8%	82.5%

Index

Receivables from A-B represented the following percentage of our Accounts receivable balance:

June 30, 2015	December 31, 2014
67.3%	66.8%

Note 9. Significant Stock-Based Plan Activity and Stock-Based Compensation

Stock-Based Compensation Expense
Stock-based compensation expense was recognized in our Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Selling, general and administrative expense	$305	$246	$556	$400
Cost of sales	20	27	49	44
Total stock-based compensation expense	$325	$273	$605	$444

At June 30, 2015, we had total unrecognized stock-based compensation expense of $2.5 million, which will be recognized over the weighted average remaining vesting period of 3.2 years.

Note 10. Earnings Per Share

The following table reconciles shares used for basic and diluted earnings per share ("EPS") and provides other information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted average common shares used for basic EPS	19,145	19,029	19,130	19,002
Dilutive effect of stock-based awards	32	58	34	75
Shares used for diluted EPS	19,177	19,087	19,164	19,077

Stock-based awards not included in diluted per share calculations as they would be antidilutive (in thousands)	248	77	200	38

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

We are home to three of the earliest pioneers in craft beer: Redhook Ale Brewery, Washington’s largest craft brewery, founded in 1981; Widmer Brothers Brewing, Oregon’s largest craft brewery, founded in 1984; and Kona Brewing Company, Hawaii’s oldest and largest craft brewery, founded in 1994. As part of Craft Brew Alliance, these craft brewing legends have expanded their reach across the U.S. and more than 15 international markets.

In addition to growing and nurturing distinctive brands rooted in local heritage, Craft Brew Alliance is committed to developing innovative new category leaders, such as Omission Beer, which is the #1 beer in the gluten-free beer segment, and Square Mile Cider, a tribute to the early American settlers who purchased the first plots of land in the Pacific Northwest.

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

We distribute our beers to retailers through independent wholesalers that are aligned with the Anheuser-Busch, LLC (“A-B”) network. These sales are made pursuant to a Master Distributor Agreement (the “A-B Distributor Agreement”) with A-B. As a result of this distribution arrangement, we believe that, under alcohol beverage laws in a majority of states, these wholesalers would own the exclusive right to distribute our beers in their respective markets if the A-B Distributor Agreement expires or is terminated. Kona, Redhook and Widmer Brothers beers are distributed in all 50 states. Omission Beer continues to expand into new markets in the U.S. and internationally, while Square Mile Cider is currently available in 12 states in the West. Separate from our A-B wholesalers, we maintain an internal independent sales and marketing organization with resources across the key functions of brand management, field marketing, field sales, and national retail sales.

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

Following is a summary of our financial results:

Six Months Ended June 30,	Net sales	Net income	Number of Barrels Sold
2015	$100.2 million	$0.2 million	406,600
2014	$100.5 million	$1.8 million	417,100

Index

Results of Operations

The following table sets forth, for the periods indicated, certain information from our Consolidated Statements of Operations expressed as a percentage of Net sales(1):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Sales	107.0%	107.1%	107.0%	107.2%
Less excise taxes	(7.0)	(7.1)	(7.0)	(7.2)
Net sales	100.00	100.0	100.00	100.0
Cost of sales	68.1	67.2	70.2	69.7
Gross profit	31.9	32.8	29.8	30.3
Selling, general and administrative expenses	27.8	26.8	29.1	27.1
Operating income	4.1	5.9	0.6	3.1
Interest expense	(0.3)	(0.2)	(0.3)	(0.2)
Other income, net	0.0	0.0	0.0	0.0
Income before income taxes	3.9	5.8	0.4	2.9
Income tax expense	1.5	2.2	0.2	1.1
Net income	2.4%	3.5%	0.2%	1.8%

(1)	Percentages may not add due to rounding.

Segment Information
Net sales, Gross profit and gross margin information by segment was as follows (dollars in thousands):

	Three Months Ended June 30,
2015	Beer Related	Pubs	Total
Net sales	$51,229	$7,302	$58,531
Gross profit	$17,715	$975	$18,690
Gross margin	34.6%	13.4%	31.9%

2014
Net sales	$50,043	$6,643	$56,686
Gross profit	$17,659	$915	$18,574
Gross margin	35.3%	13.8%	32.8%

	Six Months Ended June 30,
2015	Beer Related	Pubs	Total
Net sales	$86,787	$13,453	$100,240
Gross profit	$28,281	$1,571	$29,852
Gross margin	32.6%	11.7%	29.8%

2014
Net sales	$87,857	$12,655	$100,512
Gross profit	$28,706	$1,708	$30,414
Gross margin	32.7%	13.5%	30.3%

Index

Sales by Category
The following table sets forth a comparison of sales by category (dollars in thousands):

	Three Months Ended June 30,		Dollar
Sales by Category	2015	2014	Change	% Change
A-B and A-B related	$51,533	$51,037	$496	1.0%
Contract brewing and beer related(1)	3,803	3,048	755	24.8%
Excise taxes	(4,107)	(4,042)	(65)	1.6%
Net beer related sales	51,229	50,043	1,186	2.4%
Pubs(2)	7,302	6,643	659	9.9%
Net sales	$58,531	$56,686	$1,845	3.3%

	Six Months Ended June 30,		Dollar
Sales by Category	2015	2014	Change	% Change
A-B and A-B related	$86,662	$88,889	$(2,227)	(2.5)%
Contract brewing and beer related(1)	7,142	6,201	941	15.2%
Excise taxes	(7,017)	(7,233)	216	(3.0)%
Net beer related sales	86,787	87,857	(1,070)	(1.2)%
Pubs(2)	13,453	12,655	798	6.3%
Net sales	$100,240	$100,512	$(272)	(0.3)%

(1)	Beer related includes international beer sales.

(2)	Pubs sales include sales of promotional merchandise and sales of beer directly to customers.

Shipments by Category
Shipments by category were as follows (in barrels):

Three Months Ended June 30,	2015 Shipments	2014 Shipments	Increase (Decrease)	% Change	Change in Depletions(1)
A-B and A-B related	218,800	218,400	400	0.2%	0%
Contract brewing and beer related(2)	17,300	13,200	4,100	31.1%
Pubs	2,800	2,700	100	3.7%
Total	238,900	234,300	4,600	2.0%

Six Months Ended June 30,	2015 Shipments	2014 Shipments	Increase (Decrease)	% Change	Change in Depletions(1)
A-B and A-B related	370,200	385,700	(15,500)	(4.0)%	1%
Contract brewing and beer related(2)	31,500	26,300	5,200	19.8%
Pubs	4,900	5,100	(200)	(3.9)%
Total	406,600	417,100	(10,500)	(2.5)%

(1)	Change in depletions reflects the year-over-year change in barrel volume sales of beer by wholesalers to retailers.

(2)	Contract brewing and beer related includes international shipments of our beers.

The increase in sales to A-B and A-B related in the three-month period ended June 30, 2015 compared to the same period of 2014 was primarily due to an increase in shipments and a shift in package mix from draft to packaged, which has a higher selling price per barrel than draft.

The decrease in sales to A-B and A-B related in the six-month period ended June 30, 2015 compared to the same period of 2014 was primarily due to reductions in our wholesaler inventory levels in the first quarter of 2015. During the same period of 2014,

Index

wholesalers were building inventory levels in response to low levels at the end of 2013. The decrease in sales was partially offset by an increase in pricing and a shift in package mix from draft to packaged, which has a higher selling price per barrel than draft.

The increases in Contract brewing and beer related sales in the three- and six-month periods ended June 30, 2015 compared to the same periods of 2014 were primarily due to increases in international shipments of our beers, which sell at a higher rate per barrel than contract brewing sales, as we expanded into additional countries, as well as increases in volume of our contract brewing sales.

Pubs sales increased in the three- and six-month periods ended June 30, 2015 compared to the same periods of 2014, primarily as a result of higher guest counts at both of our pubs in Hawaii, which also have higher revenue per guest than the Redhook and Widmer Brothers pubs, which experienced lower guest counts at the Portland and Portsmouth locations. The increases in pub sales in the six months ended June 30, 2015 were partially offset by the closure of the Redhook Pub in Portsmouth, New Hampshire for seven days due to inclement weather, and closure of our Kona Pub on the island of Oahu for three weeks for a full remodel in the first quarter of 2015. The increase in Pubs sales in the first six months of 2015 compared to the same period of 2014 was also partially offset by the decrease in beer shipment volume through our Pubs.

Excise taxes vary directly with the volume of beer shipped.

Shipments by Brand
The following table sets forth a comparison of shipments by brand (in barrels):

Three Months Ended June 30,	2015 Shipments	2014 Shipments	Increase (Decrease)	% Change	Change in Depletions
Kona	105,000	90,900	14,100	15.5%	12%
Redhook	52,000	61,500	(9,500)	(15.4)%	(14)%
Widmer Brothers	56,400	58,600	(2,200)	(3.8)%	(7)%
Omission	14,900	14,300	600	4.2%	8%
Total(1)	228,300	225,300	3,000	1.3%	—%

Six Months Ended June 30,	2015 Shipments	2014 Shipments	Increase (Decrease)	% Change	Change in Depletions
Kona	168,200	154,700	13,500	8.7%	11%
Redhook	94,500	112,100	(17,600)	(15.7)%	(12)%
Widmer Brothers	98,400	106,500	(8,100)	(7.6)%	(5)%
Omission	25,700	24,200	1,500	6.2%	18%
Total(1)	386,800	397,500	(10,700)	(2.7)%	1%

(1)	Total shipments by brand include international shipments and exclude shipments produced under our contract brewing arrangements.

The increases in our Kona brand shipments in the three- and six-month periods ended June 30, 2015 compared to the same periods of 2014 were primarily due to increases in shipments of Big Wave Golden Ale and Island Hopper variety pack, partially offset by decreases in Koko Brown.

The decreases in our Redhook brand shipments in the three- and six-month periods ended June 30, 2015 compared to the same periods of 2014 were primarily due to decreases in our KCCO series, a craft beer brand developed in partnership with theChive, a photo entertainment website, Audible Ale, ESB and Longhammer IPA, partially offset by an increase related to the introduction of Seedy Blonde Apple Ale.

The decreases in our Widmer Brothers brand shipments in the three- and six-month periods ended June 30, 2015 compared to the same periods of 2014 were primarily due to decreases in Upheaval IPA and Hefeweizen draft in the three-month period; and Alchemy Ale, Columbia Commons and Hefeweizen draft in the six-month period, partially offset by an increase in Hefeweizen packaged beer and the summer seasonal which switched to Hefe Shandy from Citra Blonde. Hefeweizen packaged has benefited from the introduction of the new Hefeweizen packaging in collaboration with the Portland Timbers.

Index

The increases in our Omission brand shipments in the three- and six-month periods ended June 30, 2015 compared to the same periods of 2014 were primarily due to the continued success of, and demand for, the IPA, Lager and Pale Ale styles.

Shipments by Package
The following table sets forth a comparison of our shipments by package, excluding shipments produced under our contract brewing arrangements (in barrels):

Three Months Ended	2015		2014
June 30,	Shipments	% of Total	Shipments	% of Total
Draft	50,400	22.1%	53,400	23.7%
Packaged	177,900	77.9%	171,900	76.3%
Total	228,300	100.0%	225,300	100.0%

Six Months Ended	2015		2014
June 30,	Shipments	% of Total	Shipments	% of Total
Draft	89,900	23.2%	98,700	24.8%
Packaged	296,900	76.8%	298,800	75.2%
Total	386,800	100.0%	397,500	100.0%

The shifts in package mix from draft to packaged in the three- and six-month periods ended June 30, 2015 compared to the same periods of 2014 were primarily the result of our Kona brand family becoming a larger share of our overall shipments by brand family, which is more heavily weighted to packaged sales, and the growth of Omission, which is only available in packaged.

Cost of Sales
Cost of sales includes purchased raw and component materials, direct labor, overhead and distribution costs.

Information regarding Cost of sales was as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar
	2015	2014	Change	% Change
Beer Related	$33,514	$32,384	$1,130	3.5%
Pubs	6,327	5,728	599	10.5%
Total	$39,841	$38,112	$1,729	4.5%

	Six Months Ended June 30,		Dollar
	2015	2014	Change	% Change
Beer Related	$58,506	$59,151	$(645)	(1.1)%
Pubs	11,882	10,947	935	8.5%
Total	$70,388	$70,098	$290	0.4%

The increase in Beer Related Cost of sales in the three-month period ended June 30, 2015 compared to the same period of 2014 was primarily due to an increase in brewery costs per barrel at our owned breweries, the increase in shipment volume and the mix shift from draft to packaged beers, as the cost per barrel of packaged beer is higher than draft. The increase in Cost of sales was partially offset by decreases in our cost of component materials and more favorable distribution costs per barrel.

The decrease in Beer Related Cost of sales in the six-month period ended June 30, 2015 compared to the same period of 2014 was primarily due to the decrease in shipment volume and more favorable distribution costs per barrel. The decrease in Cost of sales was partially offset by an increase in brewery costs per barrel at our owned breweries, and the mix shift from draft to packaged beers, as the cost per barrel of packaged beer is higher than draft.

Pubs Cost of sales increased in the three- and six-month periods ended June 30, 2015 compared to the same periods of 2014, primarily due to increases in Sales and employee-related costs, as well as higher labor costs relating to training and overhead following the closure of our Kona Pub on the island of Oahu for three weeks for a full remodel in the first quarter of 2015.

Index

Capacity utilization is calculated by dividing total shipments from our owned breweries by the approximate working capacity of these breweries and was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Capacity utilization	82%	87%	70%	78%

In June 2014, we initiated full-scale brewing with our brewing partner in Memphis, Tennessee. In the second quarter of 2014, we intentionally increased production in anticipation of the Memphis brewery coming online, which contributed to the higher utilization rates during the three- and six-month periods ended June 30, 2014. This partnership provides us scalable capacity and we anticipate producing up to 100,000 barrels at this location in 2015.

Gross Profit
Information regarding Gross profit was as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar
	2015	2014	Change	% Change
Beer Related	$17,715	$17,659	$56	0.3%
Pubs	975	915	60	6.6%
Total	$18,690	$18,574	$116	0.6%

	Six Months Ended June 30,		Dollar
	2015	2014	Change	% Change
Beer Related	$28,281	$28,706	$(425)	(1.5)%
Pubs	1,571	1,708	(137)	(8.0)%
Total	$29,852	$30,414	$(562)	(1.8)%

Gross profit as a percentage of Net sales, or gross margin, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Beer Related	34.6%	35.3%	32.6%	32.7%
Pubs	13.4%	13.8%	11.7%	13.5%
Overall	31.9%	32.8%	29.8%	30.3%

The increase in Gross profit in the three-month period ended June 30, 2015 compared to the same period of 2014 was primarily due to the decrease in our component materials costs, lower distribution costs per barrel and increase in shipment volume. The increase in Gross profit was partially offset by an increase in brewery costs per barrel at our owned breweries.

The decrease in Gross profit in the six-month period ended June 30, 2015 compared to the same period of 2014 was primarily due to the increase in brewery costs per barrel at our owned breweries and the decrease in shipment volume. The decrease was partially offset by lower distribution costs per barrel, favorable pricing increases and the decrease in our component materials costs.

The decreases in the Beer Related gross margin in the three- and six-month periods ended June 30, 2015 compared to the same periods of 2014 were primarily due to higher brewery costs per barrel, as well as the mix shift from draft to packaged beers. The decreases were partially offset by lower distribution and component costs per barrel and, for the six-month period, favorable selling price increases.

The decreases in the Pubs gross margin in the three- and six-month periods ended June 30, 2015 compared to the same periods of 2014 were due to higher labor costs relating to training and overhead following the closure of our Kona Pub on the island of

Index

Oahu for three weeks for a full remodel in the first quarter of 2015, as well as lower guest counts in the Portland and Portsmouth pubs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) include compensation and related expenses for our sales and marketing activities, management, legal and other professional and administrative support functions.

Information regarding SG&A was as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar
	2015	2014	Change	% Change
	$16,263	$15,208	$1,055	6.9%
As a % of Net sales	27.8%	26.8%

	Six Months Ended June 30,		Dollar
	2015	2014	Change	% Change
	$29,216	$27,270	$1,946	7.1%
As a % of Net sales	29.1%	27.1%

The increases in SG&A for the three- and six-month periods ended June 30, 2015 compared to the same periods of 2014 were primarily due to increases in employee-related costs, as well as planned increases in sales and marketing spending. SG&A increased as a percentage of Net sales in the three- and six-month periods ended June 30, 2015 compared to the same periods of 2014 primarily due to the deceleration and decrease, respectively, in Net sales.

Interest Expense
Information regarding Interest expense was as follows (dollars in thousands):

Three Months Ended June 30,		Dollar
2015	2014	Change	% Change
$150	$105	$45	42.9%

Six Months Ended June 30,		Dollar
2015	2014	Change	% Change
$271	$206	$65	31.6%

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Average debt outstanding	$21,046	$11,704	$19,595	$11,701
Average interest rate	1.85%	1.74%	1.70%	1.89%

The increases in Interest expense in the three- and six-month periods ended June 30, 2015 compared to the same periods of 2014 were primarily due to the increase in our average debt outstanding. Our average debt outstanding increased as we have borrowed on our line of credit facility to support our expansion and growth plans, and to fund our working capital needs.

Income Tax Provision
Our effective income tax rate was 39.9% for the first six months of 2015 and 39.0% in the first six months of 2014. The effective income tax rates reflect the impact of non-deductible expenses (primarily meals and entertainment expenses), state and local taxes, tax credits, and income excluded from taxation under the domestic production activities exclusion.

Index

Liquidity and Capital Resources

We have required capital primarily for the construction and development of our production breweries, to support our expansion and growth plans, and to fund our working capital needs. Historically, we have financed our capital requirements through cash flows from operations, bank borrowings and the sale of common and preferred stock. We anticipate meeting our obligations for the twelve months beginning July 1, 2015 primarily from cash flows generated from operations and borrowing under our line of credit facility as the need arises. Capital resources available to us at June 30, 2015 included $1.3 million of Cash and cash equivalents and $14.1 million available under our line of credit facility.

At June 30, 2015 and December 31, 2014, we had $14.3 million and $8.0 million of working capital, respectively, and our debt as a percentage of total capitalization (total debt and common shareholders’ equity) was 14.3% and 11.4%, respectively.

A summary of our cash flow information was as follows (dollars in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$1,112	$8,118
Net cash used in investing activities	(5,429)	(5,059)
Net cash provided by financing activities	4,613	639
Increase in Cash and cash equivalents	$296	$3,698

Cash provided by operating activities of $1.1 million in the first six months of 2015 resulted from our Net income of $0.2 million, net non-cash expenses of $5.7 million and changes in our operating assets and liabilities as discussed in more detail below.

Accounts receivable, net, increased $9.9 million to $21.6 million at June 30, 2015 compared to $11.7 million at December 31, 2014. This increase was primarily due to the timing of shipments and a $6.7 million increase in our receivable from A-B, which totaled $14.5 million at June 30, 2015. Historically, we have not had collection problems related to our accounts receivable.

Inventories increased $0.4 million to $19.4 million at June 30, 2015 compared to $19.0 million at December 31, 2014. The increase from December 31, 2014 is minor due to the timing of shipments in the second quarter of 2015.

Accounts payable increased $5.6 million to $18.6 million at June 30, 2015 compared to $13.0 million at December 31, 2014, primarily due to timing of payments related to raw and component materials and marketing.

As of June 30, 2015, we had the following net operating loss carryforwards (“NOLs”) and federal credit carry forwards available to offset payment of future income taxes:

•	state NOLs of $31,000, tax-effected;

•	federal alternative minimum tax (“AMT”) credit carry forwards of $332,000; and

•	federal insurance contributions act (“FICA”) credit carry forwards of $72,000.

We anticipate that we will utilize the remaining NOLs and federal credit carry forwards in the near future and, accordingly, once utilized, we will be required to satisfy all of our income tax obligations with cash.

Capital expenditures of $5.8 million in the first six months of 2015 were primarily directed to beer production capacity and efficiency improvements and Pubs remodeling. As of June 30, 2015, we had an additional $0.7 million of expenditures recorded in Accounts payable on our Consolidated Balance Sheets, compared to $0.6 million at December 31, 2014. We anticipate capital expenditures of approximately $16 million to $19 million in 2015 primarily for capacity and efficiency improvements, quality initiatives and restaurant and retail. Beginning in 2015, we will be investing approximately $10 million in our Oregon Brewery to expand capacity to 750,000 barrels per year, with expected completion in the first half of 2017. Also beginning in 2015 through expected  completion in early 2017, we will be investing approximately $15 million in a new Hawaiian Brewery to expand capacity to 100,000 barrels per year. Both of these projects are included in the anticipated capital expenditures of $16 million to $19 million in 2015. We also anticipate total capital expenditures of $17 million to $21 million in 2016, including spending for the expansion projects.

Index

We have a loan agreement (as amended, the “Loan Agreement”) with Bank of America, N.A., which consists of a $22.0 million revolving line of credit (“Line of Credit”), including provisions for cash borrowings and up to $2.5 million notional amount of letters of credit, and a $10.2 million term loan (“Term Loan”). We may draw upon the Line of Credit for working capital and general corporate purposes until expiration on October 31, 2018. The maturity date of the Term Loan is September 30, 2023. At June 30, 2015, we had $7.9 million of borrowings outstanding under the Line of Credit and $10.2 million outstanding under the Term Loan.

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

Index

Changes in Internal Control Over Financial Reporting
During the second quarter of 2015, no changes in our internal control over financial reporting were identified in connection with the evaluation required by Exchange Act Rule 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no changes in our reported risk factors and no new risk factors have been identified since the filing of our 2014 Annual Report on Form 10-K, which was filed with the SEC on March 4, 2015.

Item 6. Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

10.1	Form of Nonqualified Option Agreement for the 2014 Stock Incentive Plan
10.2	Annual Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 22, 2015)
31.1	Certification of Chief Executive Officer of Craft Brew Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer of Craft Brew Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
99.1	Press Release dated August 5, 2015
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAFT BREW ALLIANCE, INC.

August 5, 2015	BY:	/s/ Joseph K. Vanderstelt
Joseph K. Vanderstelt
Chief Financial Officer