Form 10-Q
period 2015-09-30
CRAFT BREW ALLIANCE, INC.
filed 2015-11-04
CIK 892222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2015
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

The number of shares of the registrant’s common stock outstanding as of October 27, 2015 was 19,171,887.

CRAFT BREW ALLIANCE, INC.

Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$1,816	$981
Accounts receivable, net	18,719	11,741
Inventory, net	18,276	18,971
Deferred income tax asset, net	1,802	1,670
Other current assets	3,831	4,413
Total current assets	44,444	37,776
Property, equipment and leasehold improvements, net	112,964	110,350
Goodwill	12,917	12,917
Intangible and other assets, net	16,914	17,558
Total assets	$187,239	$178,601
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$17,420	$12,987
Accrued salaries, wages and payroll taxes	5,775	5,114
Refundable deposits	7,934	8,152
Other accrued expenses	2,008	2,316
Current portion of long-term debt and capital lease obligations	503	1,157
Total current liabilities	33,640	29,726
Long-term debt and capital lease obligations, net of current portion	16,242	13,720
Fair value of derivative financial instruments	641	503
Deferred income tax liability, net	18,865	18,570
Other liabilities	717	665
Total liabilities	70,105	63,184
Commitments and contingencies
Common shareholders' equity:
Common stock, $0.005 par value. Authorized 50,000,000 shares; issued and outstanding 19,171,887 and 19,115,396	96	96
Additional paid-in capital	139,234	138,391
Accumulated other comprehensive loss	(397)	(312)
Accumulated deficit	(21,799)	(22,758)
Total common shareholders' equity	117,134	115,417
Total liabilities and common shareholders' equity	$187,239	$178,601

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Sales	$58,460	$55,871	$165,717	$163,616
Less excise taxes	3,771	3,798	10,788	11,031
Net sales	54,689	52,073	154,929	152,585
Cost of sales	37,830	37,428	108,218	107,526
Gross profit	16,859	14,645	46,711	45,059
Selling, general and administrative expenses	15,497	13,554	44,713	40,824
Operating income	1,362	1,091	1,998	4,235
Interest expense	(148)	(111)	(419)	(317)
Other income (expense), net	7	(54)	20	(51)
Income before income taxes	1,221	926	1,599	3,867
Income tax expense	489	361	640	1,508
Net income	$732	$565	$959	$2,359
Basic and diluted net income per share	$0.04	$0.03	$0.05	$0.12
Shares used in basic per share calculations	19,171	19,052	19,144	19,019
Shares used in diluted per share calculations	19,180	19,103	19,171	19,086

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$732	$565	$959	$2,359
Unrealized gain (loss) on derivative hedge transactions, net of tax	(117)	19	(85)	(210)
Comprehensive income	$615	$584	$874	$2,149

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$959	$2,359
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,221	6,432
Loss on sale or disposal of Property, equipment and leasehold improvements	318	74
Deferred income taxes	217	316
Stock-based compensation	880	805
Excess tax benefit from employee stock plans	(50)	(191)
Other	(227)	(327)
Changes in operating assets and liabilities:
Accounts receivable, net	(6,978)	301
Inventories	1,375	(2,287)
Other current assets	581	106
Accounts payable and other accrued expenses	2,893	861
Accrued salaries, wages and payroll taxes	661	1,061
Refundable deposits	452	1,188
Net cash provided by operating activities	8,302	10,698
Cash flows from investing activities:
Expenditures for Property, equipment and leasehold improvements	(9,772)	(12,936)
Proceeds from sale of Property, equipment and leasehold improvements	410	236
Net cash used in investing activities	(9,362)	(12,700)
Cash flows from financing activities:
Principal payments on debt and capital lease obligations	(968)	(458)
Proceeds from capital lease financing	—	841
Net borrowings under revolving line of credit	2,900	—
Proceeds from issuances of common stock	64	321
Tax payments related to performance shares issued	(151)	(150)
Excess tax benefit from employee stock plans	50	191
Net cash provided by financing activities	1,895	745
Increase (decrease) in Cash and cash equivalents	835	(1,257)
Cash and cash equivalents:
Beginning of period	981	2,726
End of period	$1,816	$1,469
Supplemental disclosure of cash flow information:
Cash paid for interest	$482	$401
Cash paid for income taxes, net	58	889
Supplemental disclosure of non-cash information:
Purchases of Property, equipment and leasehold improvements included in Accounts payable at end of period	$1,917	$331
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

Note 2. Recent Accounting Pronouncements

ASU 2015-15
In August 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2015-15, “Interest - Imputation of Interest (Subtopic 835-30).” ASU 2015-15 provides guidance as to the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. We do not expect the adoption of ASU 2015-15 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-14
In August 2015, the FASB issued ASU No. 2015-14, Revenue From Contracts With Customers (Topic 606)." The amendments in this ASU defer the effective date of ASU 2014-09. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are still evaluating the effect of the adoption of ASU 2014-09.

ASU 2015-11
In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory (Topic 330)." ASU 2015-11 simplifies the accounting for the valuation of all inventory not accounted for using the last-in, first-out ("LIFO") method by prescribing that inventory be valued at the lower of cost and net realizable value. ASU 2015-11 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. We do not expect the adoption of ASU 2015-11 to have a material effect on our financial position, results of operations or cash flows.

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

Note 3. Cash and Cash Equivalents

We maintain cash balances with financial institutions that may exceed federally insured limits. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2015 and December 31, 2014, we did not have any cash equivalents.

Under our cash management system, we utilize a controlled disbursement account to fund cash distribution checks presented for payment by the holder. Checks issued but not yet presented to banks may result in overdraft balances for accounting purposes. As of September 30, 2015 and December 31, 2014, there were no bank overdrafts. Changes in bank overdrafts from period to period are reported in the Consolidated Statements of Cash Flows as a component of operating activities within Accounts payable and Other accrued expenses.

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

Inventories consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$4,742	$4,414
Work in process	3,147	2,781
Finished goods	7,430	8,986
Packaging materials	893	627
Promotional merchandise	1,413	1,531
Pub food, beverages and supplies	651	632
	$18,276	$18,971

Work in process is beer held in fermentation tanks prior to the filtration and packaging process.

Index

Note 5. Related Party Transactions

Transactions with Anheuser-Busch, LLC (“A-B”)
Transactions with A-B consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gross sales to A-B	$47,943	$45,905	$135,890	$136,155
Margin fee paid to A-B, classified as a reduction of Sales	693	670	1,978	2,031
Inventory management and other fees paid to A-B, classified in Cost of sales	102	116	294	296

Amounts due to or from A-B were as follows (in thousands):

	September 30, 2015	December 31, 2014
Amounts due from A-B related to beer sales pursuant to the A-B distributor agreement	$12,960	$7,846
Refundable deposits due to A-B	(2,429)	(2,629)
Amounts due to A-B for services rendered	(2,073)	(1,821)
Net amount due from A-B	$8,458	$3,396

Operating Leases
We lease our headquarters office space, restaurant and storage facilities located in Portland, Oregon, as well as the land and certain equipment, from two limited liability companies, both of whose members include our current Board Chair and a nonexecutive officer. Lease payments to these lessors were as follows (in thousands):

Three Months Ended September 30,		Nine Months Ended September 30,
2015	2014	2015	2014
$30	$31	$90	$95

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

Three Months Ended September 30,		Nine Months Ended September 30,
2015	2014	2015	2014
$131	$120	$392	$351

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

We have assessed our vulnerability to certain business and financial risks, including interest rate risk associated with our variable-rate long-term debt. To mitigate this risk, effective January 23, 2014, we entered into an interest rate swap contract with Bank of America, N.A. (“BofA”) for 75% of the Term Loan balance, to hedge the variability of interest payments associated with our variable-rate borrowings under our Term Loan with BofA. The current swap contract terminates on September 29, 2023, and had

Index

a total notional value of $7.6 million as of September 30, 2015. Through this swap agreement, we pay interest at a fixed rate of 2.86% and receive interest at a floating-rate of the one-month LIBOR, which was 0.20% at September 30, 2015. Since the interest rate swap hedges the variability of interest payments on variable rate debt with similar terms, it qualifies for cash flow hedge accounting treatment. As of September 30, 2015, unrealized net losses of $641,000 were recorded in Accumulated other comprehensive loss as a result of this hedge. The effective portion of the gain or loss on the derivative is reclassified into Interest expense in the same period during which we record Interest expense associated with the Term Loan. There was no hedge ineffectiveness during the first three quarters of 2015 or 2014.

The fair value of our derivative instrument is as follows (in thousands):

Fair Value of Derivative Instrument
	September 30, 2015	December 31, 2014
Fair value of interest rate swap	$(641)	$(503)

The effect of our interest rate swap contract that was accounted for as a derivative instrument on our Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2015 and 2014 was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Three Months Ended September 30,
2015	$(188)	Interest expense	$52
2014	$30	Interest expense	$55

Nine Months Ended September 30,
2015	$(137)	Interest expense	$156
2014	$(340)	Interest expense	$151

See also Note 7.

Note 7. Fair Value Measurements

Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The following tables summarize liabilities measured at fair value on a recurring basis (in thousands):

Fair Value at September 30, 2015	Level 1	Level 2	Level 3	Total
Interest rate swap	$—	$(641)	$—	$(641)

Fair Value at December 31, 2014
Interest rate swap	$—	$(503)	$—	$(503)

Index

We did not have any assets measured at fair value on a recurring basis at September 30, 2015 or December 31, 2014.

The fair value of our interest rate swap was based on quarterly statements from the issuing bank. There were no changes to our valuation techniques during the third quarter of 2015.

We believe the carrying amounts of Cash, Accounts receivable, Other current assets, Accounts payable, Accrued salaries, wages and payroll taxes, and Other accrued expenses are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

We had fixed-rate debt outstanding as follows (in thousands):

	September 30, 2015	December 31, 2014
Fixed-rate debt on balance sheet	$705	$1,456
Estimated fair value of fixed-rate debt	$740	$1,513

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

Net sales, Gross profit and gross margin information by segment was as follows (dollars in thousands):

	Three Months Ended September 30,
2015	Beer Related	Pubs	Total
Net sales	$46,940	$7,749	$54,689
Gross profit	$15,633	$1,226	$16,859
Gross margin	33.3%	15.8%	30.8%

2014
Net sales	$44,663	$7,410	$52,073
Gross profit	$13,447	$1,198	$14,645
Gross margin	30.1%	16.2%	28.1%

	Nine Months Ended September 30,
2015	Beer Related	Pubs	Total
Net sales	$133,727	$21,202	$154,929
Gross profit	$43,914	$2,797	$46,711
Gross margin	32.8%	13.2%	30.1%

2014
Net sales	$132,520	$20,065	$152,585
Gross profit	$42,153	$2,906	$45,059
Gross margin	31.8%	14.5%	29.5%

Index

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

Sales to wholesalers through the A-B Distributor Agreement represented the following percentage of our Sales:

Three Months Ended September 30,		Nine Months Ended September 30,
2015	2014	2015	2014
80.8%	81.0%	80.8%	82.0%

Receivables from A-B represented the following percentage of our Accounts receivable balance:

September 30, 2015	December 31, 2014
69.2%	66.8%

Note 9. Significant Stock-Based Plan Activity and Stock-Based Compensation

Stock-Based Compensation Expense
Stock-based compensation expense was recognized in our Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Selling, general and administrative expense	$254	$320	$810	$720
Cost of sales	21	41	70	85
Total stock-based compensation expense	$275	$361	$880	$805

At September 30, 2015, we had total unrecognized stock-based compensation expense of $2.2 million, which will be recognized over the weighted average remaining vesting period of 3.0 years.

Note 10. Earnings Per Share

The following table reconciles shares used for basic and diluted earnings per share ("EPS") and provides other information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted average common shares used for basic EPS	19,171	19,052	19,144	19,019
Dilutive effect of stock-based awards	9	51	27	67
Shares used for diluted EPS	19,180	19,103	19,171	19,086

Stock-based awards not included in diluted per share calculations as they would be antidilutive (in thousands)	275	144	223	79

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

Index

Following is a summary of our financial results:

Nine Months Ended September 30,	Net sales	Net income	Number of Barrels Sold
2015	$154.9 million	$1.0 million	626,600
2014	$152.6 million	$2.4 million	632,400

Results of Operations

The following table sets forth, for the periods indicated, certain information from our Consolidated Statements of Operations expressed as a percentage of Net sales(1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Sales	106.9%	107.3%	107.0%	107.2%
Less excise taxes	(6.9)	(7.3)	(7.0)	(7.2)
Net sales	100.00	100.0	100.00	100.0
Cost of sales	69.2	71.9	69.9	70.5
Gross profit	30.8	28.1	30.1	29.5
Selling, general and administrative expenses	28.3	26.0	28.9	26.8
Operating income	2.5	2.1	1.3	2.8
Interest expense	(0.3)	(0.2)	(0.3)	(0.2)
Other income (expense), net	0.0	(0.1)	0.0	0.0
Income before income taxes	2.2	1.8	1.0	2.5
Income tax expense	0.9	0.7	0.4	1.0
Net income	1.3%	1.1%	0.6%	1.5%

(1)	Percentages may not add due to rounding.

Index

Segment Information
Net sales, Gross profit and gross margin information by segment was as follows (dollars in thousands):

	Three Months Ended September 30,
2015	Beer Related	Pubs	Total
Net sales	$46,940	$7,749	$54,689
Gross profit	$15,633	$1,226	$16,859
Gross margin	33.3%	15.8%	30.8%

2014
Net sales	$44,663	$7,410	$52,073
Gross profit	$13,447	$1,198	$14,645
Gross margin	30.1%	16.2%	28.1%

	Nine Months Ended September 30,
2015	Beer Related	Pubs	Total
Net sales	$133,727	$21,202	$154,929
Gross profit	$43,914	$2,797	$46,711
Gross margin	32.8%	13.2%	30.1%

2014
Net sales	$132,520	$20,065	$152,585
Gross profit	$42,153	$2,906	$45,059
Gross margin	31.8%	14.5%	29.5%

Sales by Category
The following table sets forth a comparison of sales by category (dollars in thousands):

	Three Months Ended September 30,		Dollar
Sales by Category	2015	2014	Change	% Change
A-B and A-B related	$47,250	$45,235	$2,015	4.5%
Contract brewing and beer related(1)	3,461	3,226	235	7.3%
Excise taxes	(3,771)	(3,798)	27	(0.7)%
Net beer related sales	46,940	44,663	2,277	5.1%
Pubs(2)	7,749	7,410	339	4.6%
Net sales	$54,689	$52,073	$2,616	5.0%

	Nine Months Ended September 30,		Dollar
Sales by Category	2015	2014	Change	% Change
A-B and A-B related	$133,912	$134,124	$(212)	(0.2)%
Contract brewing and beer related(1)	10,603	9,427	1,176	12.5%
Excise taxes	(10,788)	(11,031)	243	(2.2)%
Net beer related sales	133,727	132,520	1,207	0.9%
Pubs(2)	21,202	20,065	1,137	5.7%
Net sales	$154,929	$152,585	$2,344	1.5%

(1)	Beer related includes international beer sales.

(2)	Pubs sales include sales of promotional merchandise and sales of beer directly to customers.

Index

Shipments by Category
Shipments by category were as follows (in barrels):

Three Months Ended September 30,	2015 Shipments	2014 Shipments	Increase (Decrease)	% Change	Change in Depletions(1)
A-B and A-B related	200,800	198,300	2,500	1.3%	0%
Contract brewing and beer related(2)	16,100	13,700	2,400	17.5%
Pubs	3,100	3,300	(200)	(6.1)%
Total	220,000	215,300	4,700	2.2%

Nine Months Ended September 30,	2015 Shipments	2014 Shipments	Increase (Decrease)	% Change	Change in Depletions(1)
A-B and A-B related	571,000	584,000	(13,000)	(2.2)%	0%
Contract brewing and beer related(2)	47,600	40,000	7,600	19.0%
Pubs	8,000	8,400	(400)	(4.8)%
Total	626,600	632,400	(5,800)	(0.9)%

(1)	Change in depletions reflects the year-over-year change in barrel volume sales of beer by wholesalers to retailers.

(2)	Contract brewing and beer related includes international shipments of our beers.

The increase in sales to A-B and A-B related in the three-month period ended September 30, 2015 compared to the same period of 2014 was primarily due to an increase in shipments, an increase in pricing and a shift in package mix from draft to packaged, which has a higher selling price per barrel than draft. The increase in shipments was due to the continued successful focus on national distribution of Kona and Omission, partially offset by lower shipments of Redhook and Widmer brands where the focus has shifted to the home markets.

The decrease in sales to A-B and A-B related in the nine-month period ended September 30, 2015 compared to the same period of 2014 was primarily due to reductions in our wholesaler inventory levels in the first quarter of 2015. During the same period of 2014, wholesalers were building inventory levels in response to low levels at the end of 2013. The decrease in sales was partially offset by an increase in pricing and a shift in package mix from draft to packaged, which has a higher selling price per barrel than draft.

The increases in Contract brewing and beer related sales in the three- and nine-month periods ended September 30, 2015 compared to the same periods of 2014 were primarily due to increases in international shipments of our beers, which sell at a higher rate per barrel than contract brewing sales, as we expanded into additional countries, as well as increases in our contract brewing sales.

Pubs sales increased in the three- and nine-month periods ended September 30, 2015 compared to the same periods of 2014, primarily as a result of higher guest counts at both of our pubs in Hawaii. The Hawaii pubs also have higher revenue per guest than the Redhook and Widmer Brothers pubs, which additionally experienced lower guest counts at the Portland and Woodinville locations. The increases in pub sales in the nine months ended September 30, 2015 were partially offset by the closure of the Redhook Pub in Portsmouth, New Hampshire for seven days due to inclement weather, closure of our Kona Pub on the island of Oahu for three weeks for a full remodel in the first quarter of 2015, and the decrease in beer shipment volume through our Pubs.

Excise taxes vary directly with the volume of beer shipped.

Index

Shipments by Brand
The following table sets forth a comparison of shipments by brand (in barrels):

Three Months Ended September 30,	2015 Shipments	2014 Shipments	Increase (Decrease)	% Change	Change in Depletions
Kona	97,800	79,700	18,100	22.7%	16%
Redhook	48,500	55,500	(7,000)	(12.6)%	(15)%
Widmer Brothers	50,800	56,100	(5,300)	(9.4)%	(9)%
Omission	14,600	13,600	1,000	7.4%	7%
Total(1)	211,700	204,900	6,800	3.3%	0%

Nine Months Ended September 30,	2015 Shipments	2014 Shipments	Increase (Decrease)	% Change	Change in Depletions
Kona	266,000	234,400	31,600	13.5%	13%
Redhook	143,000	167,600	(24,600)	(14.7)%	(13)%
Widmer Brothers	149,200	162,600	(13,400)	(8.2)%	(6)%
Omission	40,300	37,800	2,500	6.6%	14%
Total(1)	598,500	602,400	(3,900)	(0.6)%	0%

(1)	Total shipments by brand include international shipments and exclude shipments produced under our contract brewing arrangements.

The increases in our Kona brand shipments in the three- and nine-month periods ended September 30, 2015 compared to the same periods of 2014 were primarily due to increases in shipments of Big Wave Golden Ale and Island Hopper variety pack, and the reintroduction of Pipeline Porter during the third quarter of 2015. The increase in the nine-month period ended September 30, 2015 was partially offset by decreases in Koko Brown.

The decreases in our Redhook brand shipments in the three- and nine-month periods ended September 30, 2015 compared to the same periods of 2014 were primarily due to decreases in our KCCO series, a craft beer brand developed in partnership with theChive, a photo entertainment website, Audible Ale, ESB and Longhammer IPA.

The decreases in our Widmer Brothers brand shipments in the three- and nine-month periods ended September 30, 2015 compared to the same periods of 2014 were primarily due to decreases in Okto Festival Ale, Hefeweizen draft and Alchemy Ale, partially offset by the summer seasonal which switched to Hefe Shandy from Citra Blonde. The decrease in the nine-month period ended September 30, 2015 was partially offset by an increase in Hefeweizen packaged beer which has benefited from the introduction of the new Hefeweizen packaging in collaboration with the Portland Timbers.

The increases in our Omission brand shipments in the three- and nine-month periods ended September 30, 2015 compared to the same periods of 2014 were primarily due to the continued success of, and demand for, the IPA, Lager and Pale Ale styles.

Index

Shipments by Package
The following table sets forth a comparison of our shipments by package, excluding shipments produced under our contract brewing arrangements (in barrels):

Three Months Ended	2015		2014
September 30,	Shipments	% of Total	Shipments	% of Total
Draft	49,800	23.5%	52,700	25.7%
Packaged	161,900	76.5%	152,200	74.3%
Total	211,700	100.0%	204,900	100.0%

Nine Months Ended	2015		2014
September 30,	Shipments	% of Total	Shipments	% of Total
Draft	139,700	23.3%	151,400	25.1%
Packaged	458,800	76.7%	451,000	74.9%
Total	598,500	100.0%	602,400	100.0%

The shifts in package mix from draft to packaged in the three- and nine-month periods ended September 30, 2015 compared to the same periods of 2014 were primarily the result of our Kona brand family becoming a larger share of our overall shipments by brand family, which is more heavily weighted to packaged sales, and the growth of Omission, which is only available in packaged.

Cost of Sales
Cost of sales includes purchased raw and component materials, direct labor, overhead and distribution costs.

Information regarding Cost of sales was as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar
	2015	2014	Change	% Change
Beer Related	$31,307	$31,216	$91	0.3%
Pubs	6,523	6,212	311	5.0%
Total	$37,830	$37,428	$402	1.1%

	Nine Months Ended September 30,		Dollar
	2015	2014	Change	% Change
Beer Related	$89,813	$90,367	$(554)	(0.6)%
Pubs	18,405	17,159	1,246	7.3%
Total	$108,218	$107,526	$692	0.6%

The increase in Beer Related Cost of sales in the three-month period ended September 30, 2015 compared to the same period of 2014 was primarily due to the increase in shipment volume and the mix shift from draft to packaged beers, as the cost per barrel of packaged beer is higher than draft. The increase in Cost of sales was partially offset by more favorable distribution costs per barrel and decreases in our cost of component materials.

The decrease in Beer Related Cost of sales in the nine-month period ended September 30, 2015 compared to the same period of 2014 was primarily due to more favorable distribution costs per barrel, the decrease in shipment volume and decreases in our cost of component materials. The decrease in Cost of sales was partially offset by an increase in brewery costs per barrel at our owned breweries, and the mix shift from draft to packaged beers, as the cost per barrel of packaged beer is higher than draft.

Pubs Cost of sales increased in the three- and nine-month periods ended September 30, 2015 compared to the same periods of 2014, primarily due to increases in Sales and employee-related costs. The increase in the nine-month period ended September 30, 2015, is also due to additional labor costs relating to training and overhead following the closure of our Kona Pub on the island of Oahu for three weeks for a full remodel in the first quarter of 2015.

Index

Capacity utilization is calculated by dividing total shipments from our owned breweries by the approximate working capacity of these breweries and was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Capacity utilization	75%	75%	72%	77%

In anticipation of initiating full-scale brewing with our brewing partner in Memphis, Tennessee in June 2014, we intentionally increased production during the second quarter of 2014 at our owned breweries, which contributed to the higher utilization rate for the nine-month period ended September 30, 2014. This partnership provides us scalable capacity and we anticipate producing up to 100,000 barrels at this location in 2015.

Gross Profit
Information regarding Gross profit was as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar
	2015	2014	Change	% Change
Beer Related	$15,633	$13,447	$2,186	16.3%
Pubs	1,226	1,198	28	2.3%
Total	$16,859	$14,645	$2,214	15.1%

	Nine Months Ended September 30,		Dollar
	2015	2014	Change	% Change
Beer Related	$43,914	$42,153	$1,761	4.2%
Pubs	2,797	2,906	(109)	(3.8)%
Total	$46,711	$45,059	$1,652	3.7%

Gross profit as a percentage of Net sales, or gross margin, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Beer Related	33.3%	30.1%	32.8%	31.8%
Pubs	15.8%	16.2%	13.2%	14.5%
Overall	30.8%	28.1%	30.1%	29.5%

The increases in Gross profit in the three- and nine-month periods ended September 30, 2015 compared to the same periods of 2014 were primarily due to lower distribution costs per barrel, favorable pricing increases, and decreases in our component materials costs. In the nine-month period ended September 30, 2015, the increase in Gross profit was partially offset by an increase in brewery costs per barrel at our owned breweries.

The increases in the Beer Related gross margin in the three- and nine-month periods ended September 30, 2015 compared to the same periods of 2014 were primarily due to lower distribution costs per barrel, favorable pricing increases, and decreases in our component materials costs. The increases were partially offset by higher brewery costs per barrel, as well as the mix shift from draft to packaged beers.

The decreases in the Pubs gross margin in the three- and nine-month periods ended September 30, 2015 compared to the same periods of 2014 were primarily due to higher employee related costs, as well as lower guest counts in the Portland and Woodinville pubs. The decrease in the Pubs gross margin in the nine-month period ended September 30, 2015 was also due to additional labor costs relating to training and overhead following the closure of our Kona Pub on the island of Oahu for three weeks for a full remodel in the first quarter of 2015.

Index

Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) include compensation and related expenses for our sales and marketing activities, management, legal and other professional and administrative support functions.

Information regarding SG&A was as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar
	2015	2014	Change	% Change
	$15,497	$13,554	$1,943	14.3%
As a % of Net sales	28.3%	26.0%

	Nine Months Ended September 30,		Dollar
	2015	2014	Change	% Change
	$44,713	$40,824	$3,889	9.5%
As a % of Net sales	28.9%	26.8%

The increases in SG&A for the three- and nine-month periods ended September 30, 2015 compared to the same periods of 2014 were primarily due to increases in employee-related costs, as well as planned increases in sales and marketing spending. SG&A increased as a percentage of Net sales in the three- and nine-month periods ended September 30, 2015 compared to the same periods of 2014 primarily due to the deceleration in Net sales while maintaining the planned increases in SG&A expense.

Interest Expense
Information regarding Interest expense was as follows (dollars in thousands):

Three Months Ended September 30,		Dollar
2015	2014	Change	% Change
$148	$111	$37	33.3%

Nine Months Ended September 30,		Dollar
2015	2014	Change	% Change
$419	$317	$102	32.2%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Average debt outstanding	$17,957	$12,152	$18,953	$11,826
Average interest rate	2.13%	1.85%	1.85%	1.88%

The increases in Interest expense in the three- and nine-month periods ended September 30, 2015 compared to the same periods of 2014 were primarily due to the increase in our average debt outstanding. Our average debt outstanding increased as we have borrowed on our line of credit facility to support our expansion and growth plans, and to fund our working capital needs.

Income Tax Provision
Our effective income tax rate was 40.0% for the first nine months of 2015 and 39.0% in the first nine months of 2014. The effective income tax rates reflect the impact of non-deductible expenses (primarily meals and entertainment expenses), state and local taxes, tax credits, and income excluded from taxation under the domestic production activities exclusion.

Index

Liquidity and Capital Resources

We have required capital primarily for the construction and development of our production breweries, to support our expansion and growth plans, and to fund our working capital needs. Historically, we have financed our capital requirements through cash flows from operations, bank borrowings and the sale of common and preferred stock. We anticipate meeting our obligations for the twelve months beginning October 1, 2015 primarily from cash flows generated from operations and borrowing under our line of credit facility as the need arises. Capital resources available to us at September 30, 2015 included $1.8 million of Cash and cash equivalents and $16.1 million available under our line of credit facility.

At September 30, 2015 and December 31, 2014, we had $10.8 million and $8.0 million of working capital, respectively, and our debt as a percentage of total capitalization (total debt and common shareholders’ equity) was 12.5% and 11.4%, respectively.

A summary of our cash flow information was as follows (dollars in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$8,302	$10,698
Net cash used in investing activities	(9,362)	(12,700)
Net cash provided by financing activities	1,895	745
Increase (decrease) in Cash and cash equivalents	$835	$(1,257)

Cash provided by operating activities of $8.3 million in the first nine months of 2015 resulted from our Net income of $1.0 million, net non-cash expenses of $8.4 million and changes in our operating assets and liabilities as discussed in more detail below.

Accounts receivable, net, increased $7.0 million to $18.7 million at September 30, 2015 compared to $11.7 million at December 31, 2014. This increase was primarily due to the timing of shipments and a $5.1 million increase in our receivable from A-B, which totaled $13.0 million at September 30, 2015. Historically, we have not had collection problems related to our accounts receivable.

Inventories decreased $0.7 million to $18.3 million at September 30, 2015 compared to $19.0 million at December 31, 2014. The decrease from December 31, 2014 is due to the timing of shipments in the third quarter of 2015.

Accounts payable increased $4.4 million to $17.4 million at September 30, 2015 compared to $13.0 million at December 31, 2014, primarily due to timing of payments related to capital expenditures, raw and component materials and marketing.

As of September 30, 2015, we had the following net operating loss carryforwards (“NOLs”) and federal credit carry forwards available to offset payment of future income taxes:

•	state NOLs of $31,000, tax-effected; and

•	federal alternative minimum tax (“AMT”) credit carry forwards of $305,000.

We anticipate that we will utilize the remaining NOLs and federal credit carry forwards in the near future and, accordingly, once utilized, we will be required to satisfy all of our income tax obligations with cash.

Capital expenditures of $9.8 million in the first nine months of 2015 were primarily directed to beer production capacity and efficiency improvements and Pubs remodeling. As of September 30, 2015, we had an additional $1.9 million of expenditures recorded in Accounts payable on our Consolidated Balance Sheets, compared to $0.6 million at December 31, 2014. We anticipate capital expenditures of approximately $16 million to $19 million in 2015 primarily for capacity and efficiency improvements, quality initiatives and restaurant and retail. Beginning in 2015, we will be investing approximately $10 million in our Oregon Brewery to expand capacity to 750,000 barrels per year, with expected completion in the first half of 2017. Also beginning in 2015 through expected  completion in early 2017, we will be investing approximately $15 million in a new Hawaiian Brewery to expand capacity to 100,000 barrels per year. Both of these projects are included in the anticipated capital expenditures of $16 million to $19 million in 2015. We also anticipate total capital expenditures of $17 million to $21 million in 2016, including spending for the expansion projects.

We have a loan agreement (as amended, the “Loan Agreement”) with Bank of America, N.A., which consists of a $22.0 million revolving line of credit (“Line of Credit”), including provisions for cash borrowings and up to $2.5 million notional amount of

Index

letters of credit, and a $10.1 million term loan (“Term Loan”). We may draw upon the Line of Credit for working capital and general corporate purposes until expiration on October 31, 2018. The maturity date of the Term Loan is September 30, 2023. At September 30, 2015, we had $5.9 million of borrowings outstanding under the Line of Credit and $10.1 million outstanding under the Term Loan.

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

Index

Changes in Internal Control Over Financial Reporting
During the third quarter of 2015, no changes in our internal control over financial reporting were identified in connection with the evaluation required by Exchange Act Rule 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no changes in our reported risk factors and no new risk factors have been identified since the filing of our 2014 Annual Report on Form 10-K, which was filed with the SEC on March 4, 2015.

Item 6. Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

31.1	Certification of Chief Executive Officer of Craft Brew Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer of Craft Brew Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
99.1	Press Release dated November 4, 2015
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAFT BREW ALLIANCE, INC.

November 4, 2015	BY:	/s/ Joseph K. Vanderstelt
Joseph K. Vanderstelt
Chief Financial Officer