Form 10-K
period 2015-12-31
CRAFT BREW ALLIANCE, INC.
filed 2016-03-02
CIK 892222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K
_____________________________
 ☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2015
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
Securities registered pursuant to Section 12(g) of the Act: None
 ________________

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

The aggregate market value of the common equity held by non-affiliates of the registrant as of the last day of the registrant’s most recently completed second quarter on June 30, 2015 (based upon the closing price of the registrant’s common stock, as reported by the NASDAQ Stock Market, of $11.06 per share) was $123,580,547.

The number of shares outstanding of the registrant’s common stock as of February 16, 2016 was 19,179,006 shares.

Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for the 2016 Annual Shareholders’ Meeting are incorporated by reference into Part III.

CRAFT BREW ALLIANCE, INC.
2015 FORM 10-K ANNUAL REPORT

Index

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

PART I

Item 1. Business

Overview

Craft Brew Alliance, Inc. ("CBA") is the fifth largest craft brewing company in the U.S. and a leader in brewing, branding, and bringing to market some of the world’s best-loved American craft beers.

Craft Brew Alliance was formed in 2008 through the merger of Redhook Brewery and Widmer Brothers Brewing, the two largest craft brewing pioneers in the Northwest at the time. Since then, the Alliance has continued to grow, welcoming Kona Brewing Co. in 2008, and expanding with innovative category leaders and strategic partners. Today, we are home to three of the earliest trail blazers in craft beer: Redhook Ale Brewery, Washington’s largest craft brewery, founded in 1981; Widmer Brothers Brewing, Oregon’s largest craft brewery, founded in 1984; and Kona Brewing Company, Hawaii’s oldest and largest craft brewery, founded in 1994. As part of Craft Brew Alliance, these craft brewing legends have expanded their reach across the U.S. and approximately 30 international markets, while remaining deeply rooted to their local communities.

In addition to growing and nurturing distinctive brands steeped in local heritage, Craft Brew Alliance is committed to developing innovative new category leaders, such as Omission Beer, which is the #1 beer in the gluten-free beer segment, Square Mile Cider, the #1 local hard cider in the Pacific Northwest, and Resignation Brewery’s line of KCCO beers in partnership with theChive.com, which represents the first-ever virtual brewery conceived by an online media platform.

As the craft beer market continues to grow and consumers increasingly demand local offerings, Craft Brew Alliance has expanded its portfolio of brands and maximized its brewing footprint through strategic partnerships with emerging craft beer brands in targeted markets. In 2015, we announced strategic partnerships with Appalachian Mountain Brewery, based in Boone, North Carolina; and Cisco Brewers, based in Nantucket, Massachusetts. Through this strategic partnership model, we gain local relevance in select beer geographies, while the partner breweries gain access to our world-class leadership and national infrastructure to grow their brands.

Publicly traded on NASDAQ under the ticker symbol BREW, Craft Brew Alliance is headquartered in Portland, Oregon and operates five breweries and five pub restaurants across the U.S. For more information about CBA and its brands, see “Available Information” on page 11.

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

We distribute our beers to retailers through wholesalers that are aligned with the Anheuser-Busch, LLC (“A-B”) network. These sales are made pursuant to a Master Distributor Agreement (the “A-B Distributor Agreement”) with A-B. As a result of this distribution arrangement, we believe that, under alcohol beverage laws in a majority of states, these wholesalers would own the

Index

exclusive right to distribute our beers in their respective markets if the A-B Distributor Agreement expires or is terminated. Kona, Redhook and Widmer Brothers beers are distributed in all 50 states. Omission Beer continues to expand into new markets in the U.S. and internationally, while Square Mile Cider is currently available in 12 states in the West. Separate from our A-B wholesalers, we maintain an internal independent sales and marketing organization with resources across the key functions of brand management, field marketing, field sales, and national retail sales.

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

Industry Background

We are one of the top five brewers in the craft brewing segment of the U.S. brewing industry. The domestic beer market includes ales and lagers produced by large domestic brewers, international brewers and craft brewers. Shipments of craft beer in the U.S. are estimated by industry sources to have increased by approximately 13% in 2015 over 2014 and by 17% in 2014 over 2013. While the overall domestic market experienced a modest decrease in shipments of 0.3% in 2015, the craft beer segment continued its strong growth and captured market share from the rest of the domestic market. Craft beer shipments in 2015 and 2014 were approximately 12.8% and 11.3%, respectively, of total beer shipped in the U.S. Approximately 26.4 million barrels and 23.3 million barrels, respectively, were shipped in the U.S. by the craft beer segment during 2015 and 2014, while total beer sold in the U.S., including imported beer, was 206.0 million barrels and 206.7 million barrels, respectively. Compared with the other segments of the U.S. brewing industry, craft brewing is a relative newcomer. Twenty years ago, Redhook and Widmer Brothers Brewery were two of the approximately 200 craft breweries in operation. By the end of 2015, the number of craft breweries in operation had grown to more than 4,100. Industry sources estimate that craft beer produced by regional and national craft brewers, similar to us, accounts for approximately two-thirds of total craft beer sales, with one-third of the production brewed by smaller craft breweries.

Our comprehensive portfolio and national scale provide a competitive advantage in today’s market environment, which includes craft brewers, domestic specialty beers, and imports. The company’s distinctive brand portfolio is positioned to address significant changes in consumer trends, including increased demand for innovative flavors and styles, a growing interest in sustainability, and the increasing importance of local relevance. As an example, Kona Brewing is one of the most distinctive craft brewers, with a broad portfolio of beers that reflect a uniquely Hawaiian flavor profile, a recognized track record in sustainable business practices, and deep ties to its local community as Hawaii’s oldest and largest craft brewery.

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

•
Distinct, authentic craft beer brands with rich stories that are rooted in their local communities such as Widmer Brothers, Redhook Brewery, and Kona Brewing Company, as well as bold new trailblazers such as Omission Beer and Square Mile Cider Company, and emerging craft players such as Appalachian Mountain Brewery and Cisco Brewers.

•
A national brewing footprint that allows us to get our beers to market faster, fresher and more efficiently. We have significant flexibility to fully leverage the specific strengths of our distinct breweries and operations. Additionally, we guarantee the quality and consistency of all of our products through fine-tuned processes that ensure everything, from brewing to quality-assurance to warehousing and distribution, meets our high standards. We believe that maximizing production under our direct supervision and through accomplished and expert partners is critical to our success. Further, we believe that our ability to engage in ongoing product innovation and to control product quality provides critical competitive advantages. Each of our breweries is modern, has flexible production capabilities, and is designed to produce beer in smaller batches relative to the national domestic brewers, thereby allowing us to brew a wide variety of brand offerings. We believe that our investment in brewing and logistics technologies enables us to minimize brewery operating costs and consistently produce innovative beer styles.

Index

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

Brand Overview

Our portfolio includes our owned brands, the Kona Brewing Company, Widmer Brothers Brewing, Redhook Brewery, Omission Beer and Square Mile Cider Company brand families, along with partner brands Appalachian Mountain Brewery, Cisco Brewers and Resignation Brewery.

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

Below is an overview of our five owned brands:

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

Widmer Brothers Brewing
Widmer Brothers Brewing founders Kurt and Rob Widmer helped create the Pacific Northwest craft beer movement in 1984 when, in their 20s, they began brewing unique interpretations of traditional German beer styles. In 1986, Widmer Brothers Brewing introduced the original American-style Hefeweizen, which elevated the brewery to national acclaim and has long been Oregon’s favorite craft beer. The brewery’s iconic Hefe will celebrate its 30th anniversary in 2016. For more than three decades, Widmer Brothers has continued to push the boundaries of craft beer, developing a variety of beers with an unapologetic, uncompromising commitment to innovation. Based in Portland, Oregon, the brewery currently brews a variety of beers including Hefeweizen, Upheaval IPA, Steel Bridge Porter, Drop Top Amber Ale, and a full seasonal lineup. Additionally, the brewery continues to make a series of limited edition, small-batch beers available in Oregon and at the Widmer Brothers pub in North Portland.

Redhook Brewery
Redhook was born out of the energy and spirit of the early 1980s in the heart of Seattle. While the term didn’t exist at the time, Redhook became one of America’s first craft breweries with its focus on creating “better beers.” From a modest start in a former transmission shop in the Seattle neighborhood of Ballard to a Fremont trolley barn that housed The Trolleyman brewpub, to its current breweries in Woodinville, Washington, and Portsmouth, New Hampshire, Redhook has become one of America’s most recognized craft breweries. Redhook will open a 10-barrel brewpub in the Capitol Hill neighborhood of Seattle in the fall of 2016.

While Redhook has “grown up” over the past 30 years, one thing has never changed - Redhook is still brewing great beers like ESB, Long Hammer IPA, Audible Pale Ale and a variety of seasonal beers. Most importantly, Redhook has fun doing it. Redhook beers are available on draft and in bottles and cans around the country.

Omission Beer
Omission Brewery is the first craft beer brand in the United States focused exclusively on brewing great-tasting craft beers with traditional ingredients-including malted barley-that are crafted to remove gluten. Brewed in Portland, Oregon, gluten levels in every batch of Omission beer are tested at independent labs using the R5Competitive Eliza test to ensure that gluten levels are less than 20 parts per million. Test results for every batch of Omission beer are available to consumers at: www.omissiontests.com Omission produces three craft beers specially crafted to remove gluten: Omission Lager, Omission Pale Ale and Omission IPA.

Index

Square Mile Cider Company
Launched in 2013, Square Mile Cider is the hard cider for the modern day pioneers celebrating the spirit of the Pacific Northwest. We set out to reinvigorate an enduringly classic American beverage with a blend of hand-selected apples combined with unique Northwest ingredients. Square Mile Cider produces two varieties of hard cider, The Original and Spur & Vine, our hopped version.

New Brands and Packaging

Our recent brand and packaging announcements include:

Kona Brewing
Founded in 1994, Kona celebrated its 21st anniversary in 2015, with a Hawaii-inspired beer series dedicated to giving back to its home. Kona’s Makana Series, available exclusively in Hawaii, featured four beers, each inspired by the four elements, with proceeds from each beer benefiting a local Hawaiian non-profit. 2015 represented the sixth consecutive year of double-digit growth for the Hawaiian brewery on the mainland, as Kona continued to expand Longboard Lager and Big Wave Golden Ale into new markets, increasing our U.S. distribution to all 50 states. We also added new countries to our ever-growing line-up, bringing us to nearly 30 countries.

Widmer Brothers Brewing
In May 2015, Widmer Brothers launched the first seasonal variation of its flagship beer Hefeweizen nationwide. Hefe Shandy, which is brewed with a new hop varietal, Lemon Drop, pays homage to the ritual of adding lemon to the rim of the glass, which dates back to Hefe’s creation in 1986. The result is a bright and refreshing wheat beer with heightened citrus aroma and flavor. At 4.2% ABV, Hefe Shandy was crafted with summertime in mind. As part of the brewery’s commitment to support its flagship at home, Widmer Brothers also announced the largest co-branded launch between a craft brewery and a Major League Soccer team with the launch of Widmer Brothers Hefeweizen as “The Official Craft Beer of the Portland Timbers” during the 2015 MLS season. The brand launch received notable attention as the Timbers went on to earn the MLS Cup Title, the first major sports championship for Portland in more than four decades. Additionally, Widmer Brothers launched a year-round offering, Replay, a session IPA, in Oregon and SW Washington, and brought back its popular 100 Days of Hefe summer event series in Portland. Also in 2015, the brewery partnered with Audi to give one lucky Hefe fan a new car.

Redhook Brewery
In 2015, Redhook paid homage to its roots as the first craft brewery in Seattle with an integrated marketing campaign proclaiming Redhook as “the granddaddy of craft.” Radio ads, billboards and digital content reminded beer lovers of Redhook’s important role in Seattle’s brewing history. In April, Redhook released its iconic ESB, first launched in 1984, with a throwback design on its bottles, as well as new 16 oz cans in the Northwest. Redhook also continued to build on its partnerships, kicking off a distinctive collaboration with Hardee’s and Carl’s Jr. to create the Redhook Beer-Battered Cod Fish Sandwich, available nationwide. The brewery also continued its partnership with the University of Washington and its beloved football and basketball teams.

Omission Beer
In 2015, Omission Beer maintained its position as the market leader in the gluten-free beer category. Omission IPA continued to expand into new markets across the country, following in the footsteps of Omission Lager and Pale Ale. With a continued focus on the healthy and active lifestyle consumer, Omission Beer became the official beer sponsor of Wanderlust, a health driven event series, and partnered with lifestyle influencers to create branded informational content to support those looking to reduce or remove gluten from their diets.

Square Mile Cider Company
In 2015, Square Mile Cider Company continued to expand distribution in select Western states, becoming the number one locally produced cider in the Northwest. The brand, which finds its inspiration from the pioneering spirit of the original Oregon pioneers, continues to offer two varieties: The Original, a classic American hard cider; and Spur & Vine, a hopped version of the classic American hard cider, with the addition of Galaxy hops.

Resignation Brewery
In 2015, Resignation Brewery expanded distribution of its KCCO Gold Lager, leveraging nationwide meetups of theCHIVE.com to introduce the beer in an offline setting. A clean and crisp lager with notes of honey and biscuit, KCCO Gold Lager proves pilsner-style lagers can be full-flavored. Resignation Brewery has continued to focus on, and support, Texas, where the Chive.com headquarters reside, with the launch of a Texas-only beer, KCCO White Wheat. Brewed with both lemon and orange zest yielding a unique citrus flavor, KCCO White Wheat creates a perfectly balanced mix of white wheat with sweet honey malt.

Index

Brewing Operations

Brewing Facilities
We use highly automated brewing equipment at our four owned production breweries and also operate two smaller, manual brewpub-style brewing systems. As of December 31, 2015, our total owned production capacity was 1,075,000 barrels. Our breweries consist of the following:

•
Oregon Brewery. Our Oregon Brewery is our largest capacity production brewery, consisting of a 230-barrel brewing system with an annual capacity of 630,000 barrels. Construction is currently underway to increase the annual capacity to 750,000 barrels.

•	Washington Brewery. Our Washington Brewery utilizes a 100-barrel brewing system and has an annual capacity of 220,000 barrels.

•
New Hampshire Brewery. Our New Hampshire Brewery utilizes a 100-barrel brewing system and has an annual capacity of 215,000 barrels. It uses an anaerobic waste-water treatment facility that completes the process cycle.

•
Hawaiian Brewery. Our Hawaiian Brewery utilizes a 25-barrel brewing system and has an annual capacity of 10,000 barrels. The Hawaiian Brewery utilizes a 229-kilowatt photovoltaic solar energy generating system to supply approximately 50 percent of its energy requirements through renewable energy. In 2016, we will break ground on a new 100,000 barrel brewery near our existing brewery and pub in Kona, which is expected to be fully operational by early 2018.

•
Innovation Breweries. Our Portland, Oregon innovation brewery maintains a 10-barrel pilot brewing system and is located in the Rose Quarter sports and entertainment district. In 2016, our Portland innovation brewery will move from the Rose Quarter to our Oregon Brewery location. Our New Hampshire innovation brewery maintains a 3-barrel pilot brewing system and is located on the same site as our New Hampshire production brewery.

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

During 2015, we shipped 36,800 barrels under contract brewing arrangements compared to 39,700 barrels in 2014 and 30,300 in 2013.

Index

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

Distribution

With limited exceptions, all brewers in the United States are required to sell their beers to independent wholesalers, who then sell the beers to retailers. We are the only independent craft brewer in the U.S. to have established a wholly-aligned distribution network through our partnership with A-B. This partnership provides us national distribution, which results in both an effective distribution presence in each market and administrative efficiencies. Our beers are available for sale directly to consumers in draft, cans and bottles at restaurants, bars and liquor stores, as well as in cans and bottles at supermarkets, warehouse clubs, convenience stores and drug stores. We sell beer directly to consumers at our brew pubs and breweries.

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

In 2015 and 2014, we sold approximately 753,400 barrels and 766,600 barrels, respectively, to the wholesalers in A-B’s distribution network through the A-B Distributor Agreement, accounting for 91.4% and 92.3%, respectively, of our shipment volume for the corresponding periods.

Sales and Marketing

In addition to leveraging our owned brew pubs and retail locations, we promote our products through a national sales and marketing network that includes, but is not limited to, i) creating and executing a range of advertising programs; ii) training and educating wholesalers and retailers about our products; and iii) promoting our name, product offerings, brands, and experimental beers at local festivals, venues and pubs.

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

Our breweries also play a significant role in increasing consumer awareness of our products and enhancing our image as a craft brewer. Thousands of visitors per year take tours at our breweries and all of our production breweries have a retail restaurant or pub where our products are served. In addition, several of the breweries have meeting rooms that the public can rent for business meetings, parties and holiday events, and that we use to entertain and educate wholesalers, retailers and the media about our products. At our pubs, we sell various items of apparel and other merchandise bearing our trademarks, which creates further awareness of our beers and reinforces our brand image. To further promote retail canned and bottled product sales, and in response to local competitive conditions, we regularly recommend that wholesalers offer discounts to retailers in most of our markets.

Relationship with Anheuser-Busch, LLC

Exchange Agreement
Under the Amended and Restated Exchange and Recapitalization Agreement (the “Exchange Agreement”) with A-B, we granted A-B certain contractual rights. The Exchange Agreement was entered into as part of a recapitalization in which we redeemed preferred shares held by A-B in exchange for cash and our common stock currently held by A-B. A-B owns 31.6% of our outstanding shares of common stock at December 31, 2015.

The Exchange Agreement entitles A-B to designate two members of our board of directors. A-B also generally has the right to have a designee on each committee of the board of directors, except where prohibited by law or stock exchange requirements, or with respect to a committee formed to evaluate transactions or proposed transactions between A-B and us. The Exchange Agreement

Index

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

See Note 17 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Relationship with Rainier Brewing Company

On January 8, 2016, we entered into brewing agreements with Pabst Northwest Brewing Company, dba Rainier Brewing Company ("Rainier"), a subsidiary of Pabst Brewing Company, under which Rainier will begin brewing selected Rainier brands at our brewery in Woodinville, Washington, in the spring of 2016 under an alternating proprietorship or services agreement. We will continue to operate the Woodinville brewery and the adjacent Redhook Forecaster's Pub under the agreements, which expire on December 31, 2018.

In conjunction with the brewing agreements, we granted Rainier an option to purchase the Woodinville brewery and adjacent pub, as well as related assets (together, the "Property"), at any time prior to termination of the brewing agreement. The purchase price of the Property will be $25.0 million if Rainier exercises the option during the first year of the agreement, $26.0 million if exercise occurs during the second year of the agreement, and $28.0 million if Rainier exercises the option during the third year of the agreement and on or before the close of business on December 31, 2018. Under the option agreement, Rainier has the right to conduct an additional diligence review of environmental and title issues relating to the Property, and to terminate both the brewery agreements and the option agreement if it is not satisfied with its diligence investigation of those matters at the end of the review period, which is expected to expire by April 17, 2016. If Rainier does not exercise its option to purchase the Property, it may be required to pay us a termination fee.

Index

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

In 2015, the craft brewing industry witnessed unprecedented change and competition, characterized by three trends: 1) the growing number and popularity of small, local craft breweries that captured market share from established craft breweries, 2) increased acquisition and investment activity between craft brewers, large domestic and foreign brewers, and private equity firms, and 3) continued competitive pressure from international brewers, including Crown, which targets both domestic and craft beer drinkers. In 2015, according to industry sources, A‑B and MillerCoors accounted for more than 70% of total beer shipped in the U.S., excluding imports. In addition, A-B and MillerCoors have invested in existing smaller craft breweries and created separate craft-focused divisions in an effort to capitalize on the growing craft beer segment.

Competition varies by regional market. Depending on the local market preferences and distribution, we have encountered strong competition from microbreweries, regional specialty brewers and several national craft brewers that include MillerCoors’ Tenth and Blake Beer Company division (“Tenth and Blake”), and A-B’s High End division. A-B’s High End division includes Goose Island, Blue Point Brewing, 10 Barrel Brewing Company, Elysian, Golden Road, Shock Top and others. Because of the large number of participants and offerings in this segment, along with the accelerating consumer preference for local offerings, the competition for packaged product placements and especially draft beer placements has intensified. Although certain of these competitors distribute their products nationally and may have greater financial and other resources than we have, we believe that we possess certain competitive advantages, including our broad array of brand offerings within our five owned brand families and two partner brand families, the scale of our production breweries, and a strategically distributed network of sales and marketing resources.

We also compete against imported brands, such as Heineken, Stella Artois, Corona Extra and Guinness, which typically have significantly greater financial resources than we have. Although imported beers currently account for a greater share of the U.S. beer market than craft beers, we believe that craft brewers possess certain competitive advantages over some importers, including lower transportation costs, no importation costs, proximity to and familiarity with local consumers, a higher degree of product freshness, eligibility for lower federal excise taxes and absence of exposure to currency fluctuations.

In response to the growth of the craft beer segment, the major domestic national brewers have introduced fuller-flavored beers, including well-funded significant product launches in the wheat category, to compete with craft brewers. More recently, these major domestic brewers have invested in purchasing small craft breweries. The major national brewers, including Tenth and Blake through MillerCoors, and A-B High End brands through A-B, have significantly greater financial resources than we do and have access to a greater array of advertising and marketing tools to create product awareness of these offerings. Although increased participation by the major national brewers increases competition for market share and can heighten price sensitivity within the craft beer segment, we believe that their participation tends to increase advertising, distribution and consumer education and awareness of craft beers, and thus may ultimately contribute to further growth of this industry segment.

In the past several years, several major distilled spirits producers and national brewers have introduced flavored alcohol beverages. Products such as the Bud Light Rita family, Smirnoff Ice, the hard soda category, and Mike’s Hard Lemonade have captured sizable market share in the higher-priced end of the malt beverage industry. We believe sales of these products, along with strong growth in the imported and craft beer segments of the malt beverage industry, contributed to an increase in the overall U.S. alcohol market. These products are particularly popular in certain regions and markets in which we sell our products.

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

Index

A significant portion of our sales continues to be in the Pacific Northwest and in California, which we believe are among the most competitive craft beer markets in the United States, both in terms of number of participants and consumer awareness. We believe that these areas offer significant competition for our products, not only from other craft brewers but also from the growing wine market and from flavored alcohol beverages. Our recent marketing efforts have been focused on promoting the authenticity of our pioneering brands, the appeal of our newer brands and better segmenting our marketing strategies to communicate the attributes of our portfolio to our target consumers. We believe that our broad array of beers and brands enables us to offer an assortment of flavors and experiences that appeal to more people.

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

The Food and Drug Administration (“FDA”)  issued a proposed rule in November 2015 on the use of “gluten-free” labeling for fermented and hydrolyzed foods and beverages that may affect our ability to market our Omission Beer. See Item 1A. Risk Factors for additional information.

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

Index

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

Employees

At December 31, 2015, we employed approximately 820 people, including 395 employees in the pubs and retail stores, 210 employees in production, 150 employees in sales and marketing and 65 employees in corporate and administration. Included in the totals above are 224 part-time employees and 6 seasonal or temporary employees. None of our employees are represented by a union or employed under a collective bargaining agreement. We believe our relations with our employees to be good.

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
We compete in the highly competitive craft beer market, as well as in the much larger specialty beer category, which includes the imported beer segment and fuller-flavored beers offered by major national brewers. We also face increasing competition from producers of wine, spirits and flavored alcohol beverages offered by the larger spirit producers and national brewers. Increased competition could adversely affect our future sales and results of operations. See "Competition" in Part I, Item 1 of this Annual Report on Form 10-K.

Our information systems may experience an interruption or breach in security.
We rely on computer information systems to conduct our business. We have policies and procedures in place to protect against and reduce the occurrence of failures, interruptions, or breaches of security of these systems. However, there can be no assurances that these policies and procedures will eliminate the occurrence of failures, interruptions or breaches of security or that they will adequately restore our systems or minimize any such events. The occurrence of a failure, interruption or breach of security of our computer information systems could result in loss of intellectual property, delays in our production, loss of critical information, or other events, any of which could harm our future sales or operating results.

We manage and store various proprietary information and sensitive or confidential data relating to our business, including sensitive and personally identifiable information. Breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, our employees, or our customers, including the potential loss or disclosure of such information or data as a result of hacking, fraud, trickery or other forms of deception, could expose us, our customers or the individuals affected to a risk of loss or misuse of this information. Any such breach, loss, or disclosure could result in litigation and potential liability for us, damage our brand image and reputation, or otherwise harm our business. In addition, our current data protection measures might not protect us against increasingly sophisticated and aggressive threats and the cost and operational consequences of implementing further data protection measures could be significant.

Index

Our business is sensitive to reductions in discretionary consumer spending.
Consumer demand for luxury or perceived luxury goods, including craft beer, can be sensitive to downturns in the economy and the corresponding impact on discretionary spending. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, job losses and unemployment or underemployment, perceived or actual declines in disposable consumer income and wealth, and changes in consumer confidence in the economy, could significantly reduce customer demand for craft beer in general, and the products we offer specifically. Furthermore, our consumers may choose to replace our products with the fuller-flavored national brands or other more affordable, although lower quality, alternatives available in the market. Any such decline in consumption of our products would likely have a significant negative impact on our operating results.

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

The Food and Drug Administration (“FDA”) issued a proposed rule in November 2015 on the use of “gluten-free” labeling for fermented and hydrolyzed foods and beverages that may affect our ability to market our Omission Beer.
CBA launched Omission beer in May 2012 as the first brand of craft beer to be brewed in the United States using conventional beer ingredients (including malted barley, a gluten-containing grain) and “crafted to remove gluten.” Omission beers are brewed similarly to other craft beers except that, at the point of fermentation, a brewing enzyme called Brewers Clarex™ is added which breaks apart the gluten protein chains. Samples from each batch are tested internally using the R5 Competitive ELISA method for gluten content before packaging. The beers are then packaged into bottles in a closed packaging environment to eliminate any chance of cross contamination. Packaged samples are also sent to an independent third party lab for testing before the lot is released from the brewery. We post all test results on our website for consumers to view before they decide to purchase the beer.

Omission beers are subject to regulation by the Department of Treasury’s Alcohol and Tobacco Tax and Trade Bureau (“TTB”), but as a result of overlapping jurisdictions of the FDA and TTB, the role each agency plays in the regulation of fermented alcohol beverages, and the commitments the two agencies have made to work together to establish consistent gluten labeling policies for comparable alcohol beverage products, the above referenced FDA notice of proposed rulemaking has far-reaching implications for fermented alcohol beverages, like Omission Beer, that are subject to regulation by both the FDA and TTB. In accordance with the TTB’s premarket approval requirements, the TTB previously approved Omission labeling, including its gluten-related claims, as per their policy concerning gluten content statements in the labeling and advertising of malt beverages.

If the FDA's proposed rule becomes final as written, the TTB’s policy may be superseded, which would have a significant impact on our ability to market and sell our Omission beers as “crafted to remove gluten” and negatively impact our operating results. CBA remains fully engaged in the FDA rulemaking process and is planning to submit regulatory, legal and scientific comments to the docket in April 2016.

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

Index

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
Although substantially all of our products are sold and distributed through A-B, we continue to rely heavily on wholesalers, many of which are independent, for the sale of our products to retailers. Independent wholesalers make their own business decisions that may not align with our interests and there is no assurance that the sales efforts of distributors will be effective in generating sales of our products.

Any disruption in the ability of the wholesalers, A-B, or us to distribute products efficiently due to any significant operational problems, such as wide-spread labor union strikes or the loss of a major wholesaler as a customer, could hinder our ability to get our products to retailers and could have a material adverse impact on our sales, results of operations and cash flows. A-B has been purchasing distributors in states where it is legally permissible, which could impact our distribution if the A-B relationship were to end. 35% of our shipments during 2015 were through A-B owned distributors.

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
A-B owns 31.6% of our outstanding common stock, making A-B our largest shareholder. In addition, under the Exchange Agreement, A-B may designate two nominees to the Board. These directors also participate on our audit, compensation, and nominating and governance committees as non-voting observers, and one of these directors participates on our strategic planning committee as a voting member. As a result, A-B has an influential voice in deliberations of the Board and shareholders.

Expansion projects at our Portland and Kona breweries may be subject to various risks, including cost overruns, construction delays, and inability to fully utilize additional production capacity, which may adversely affect our financial condition and results of operations.
During 2015, we announced plans to expand our annual brewing capacity at our Portland brewery to 750,000 barrels at a total estimated cost of $10 million.  We have also begun construction on a new, state-of-the-art brewing facility in Kailua-Kona, Hawaii, with an annual production capacity of 100,000 barrels at a total estimated cost of approximately $20 million.  As with all projects of this magnitude, there is the potential risk of significant cost overruns, which could require us to increase our borrowing under our revolving credit facility or to find additional financing.  We may also experience unforeseen construction delays, which could result in our inability to bring one or both of these facilities into production as scheduled, adversely affecting our results of operations and financial condition.  In addition, if we do not achieve sufficient growth in product sales to absorb the increased production capacity following completion of these projects, we will be unable to realize our goals for gross margin improvement, which would have a negative impact on our results of operations and return on investment.

Index

Operating breweries at production levels substantially below their current designed capacities could negatively impact our financial results.
As of December 31, 2015, the annual working capacity of our breweries was approximately 1,075,000 barrels. Due to many factors, including seasonality and production schedules of various draft products and bottled products and packages, actual production capacity will rarely, if ever, approach full working capacity. We believe that capacity utilization of the breweries will fluctuate throughout the year, and even though we expect that capacity of our breweries will be efficiently utilized during periods when our sales are strongest, there likely will be periods when the capacity utilization will be lower. If we experience contraction in our sales volumes, the resulting excess capacity and unabsorbed overhead will have an adverse effect on our gross margins, operating cash flows and overall financial performance. We periodically evaluate whether we expect to recover the costs of our production breweries over the course of their useful lives. If facts and circumstances indicate that the carrying value of these long-lived assets may be impaired, an evaluation of recoverability will be performed by comparing the carrying value of the assets to projected future undiscounted cash flows along with other quantitative and qualitative analyses. If we determine that the carrying value of such assets does not appear to be recoverable, we will recognize an impairment loss by a charge against current operations, which could have a material adverse effect on our results of operations.

Our sales are concentrated in the Pacific Northwest, California and Hawaii.
Our sales in 2015 were concentrated in Washington, Oregon, California and Hawaii and, consequently, our future sales may be adversely affected by changes in economic and business conditions within these states. We also believe the Pacific Northwest and California are among the most competitive craft beer markets in the United States, both in terms of number of market participants and consumer awareness. The Pacific Northwest and California offer significant competition to our products, not only from other craft brewers, but also from the major domestic brewers, wine producers and flavored alcohol beverages.

We are dependent upon the continued service of our senior management and other key personnel.
Our future success is dependent on the continued service of our senior management and other key employees, particularly Andrew Thomas, our Chief Executive Officer. The loss of the services of our senior management and other key employees could have a material adverse effect on our operations. Additionally, the loss of Andrew Thomas as our Chief Executive Officer, and the failure to find a replacement satisfactory to A-B, would be a termination event under the A-B Distributor Agreement.

We also may be unable to retain existing management, sales, marketing, operational and other support personnel critical to our success, which could result in harm to significant customer relationships, loss of key information, expertise or know-how, and unanticipated recruiting and training costs.

Our gross margin may fluctuate.
Future gross margin may fluctuate and even decline as a result of many factors, including: product pricing levels; sales mix between draft and packaged product sales and within the various bottled product packages; level of fixed and semi-variable operating costs; level of production at our breweries in relation to current production capacity; availability and prices of raw materials, production inputs such as energy and packaging materials; rates charged for freight; and federal and state excise taxes. The high percentage of fixed and semi-variable operating costs causes our gross margin to be particularly sensitive to relatively small changes in sales volume.

Higher health care costs may have an adverse effect on our operating results.
We are self-insured with respect to health care expenses for our employees. During 2015 and 2014, we experienced higher than average medical expense claims, which increased our Selling, general and administrative expenses.  If this trend continues, our operating results may be negatively affected.

A failure in any of our supply chain processes could harm our ability to effectively operate our business.
Our results are highly dependent on our ability to accurately forecast and execute throughout the entire supply chain, including sales forecasting, raw material ordering, brewing and distribution. The combination of our recent growth and increased brand complexity has increased the operating complexity of our business. We cannot guarantee that we will effectively manage such complexity without experiencing planning failures, operating inefficiencies, or other issues that could have an adverse effect on our business.

We engage in electronic communications between third parties, including A-B and our wholesalers, as part of our supply chain processes. Any interruptions or errors in our electronic interfaces may negatively affect our operating activities.

Index

Unavailability of production at our brewing partner may adversely affect our capacity and disrupt our ability to satisfy demand for our products.
During 2014, we entered into a contract brewing relationship with our brewing partner in Memphis, Tennessee, and anticipate producing up to 100,000 barrels of our beer at that facility annually. If production at that facility should be disrupted due to unforeseen circumstances, our ability to produce and ship sufficient quantities of our beer to meet demand in certain key geographic markets, particularly Texas and the southeastern United States, could be significantly impaired, resulting in decreased sales revenue and a negative impact on our wholesaler relationships in those markets.

An increase in excise taxes could adversely affect our financial condition and results of operations.
The U.S. federal government currently levies an excise tax of $18 per barrel on beer sold for consumption in the United States; however, brewers, such as us, that produce less than two million barrels annually, are taxed at $7 per barrel on the first 60,000 barrels shipped, with the remainder of the shipments taxed at the normal rate. The individual states in which we operate also impose excise taxes on beer and other alcohol beverages in varying amounts. Federal and state legislators routinely consider various proposals to impose additional excise taxes on the production of alcoholic beverages, including beer. Any such increases in excise taxes, if enacted, would adversely affect our financial condition, results of operations, and cash flows.

We are subject to governmental regulations affecting our breweries and pubs.
Our business is highly regulated by federal, state, and local laws and regulations. These laws and regulations govern all aspects of the production and distribution of beer, including permitting, licensing, trade practices, labeling, advertising and marketing, distributor relationships and various other matters. A variety of federal, state and local governmental authorities also levy various taxes, license fees and other similar charges and may require bonds to ensure compliance with applicable laws and regulations. Noncompliance with such laws and regulations may cause the Alcohol and Tobacco Tax and Trade Bureau or any particular state or jurisdiction to revoke its license or permit, restricting our ability to conduct business, or result in the imposition of significant fines or penalties. One or more regulatory authorities could determine that we have not complied with applicable licensing or permitting regulations or have not maintained the approvals necessary for us to conduct business within our jurisdiction. If licenses, permits or approvals necessary for our brewery or pub operations were unavailable or unduly delayed, or if any permits or licenses that we hold were to be revoked, or additional permits or licenses were required in the future, including as a result of expanding our operations, our ability to conduct business may be disrupted, which would have a material adverse effect on our financial condition, results of operations and cash flows.

The craft beer business is seasonal in nature, and we are likely to experience fluctuations in results of operations.
Sales of craft beer products are somewhat seasonal, with the first and fourth quarters historically being lower and the rest of the year generating stronger sales. Our sales volume may also be affected by weather conditions and selling days within a particular period. Therefore, the results for any given quarter will likely not be indicative of the results that may be achieved for the full fiscal year. If an adverse event such as a regional economic downturn or poor weather conditions should occur during the second and third quarters, the adverse impact to our revenues would likely be greater as a result of the seasonality of our business.

We may be unable to access public or private debt markets to fund our operations and contractual commitments at competitive rates, on commercially reasonable terms, or in sufficient amounts, if at all.
We depend, in part, on our revolving line of credit with Bank of America, N.A. ("BofA"), to fund our operations and commitments for capital expenditures. Our capital expenditures in 2016 are expected to range from $19 million to $23 million. A number of factors could cause us to incur increased borrowing costs and to have greater difficulty accessing public and private markets for debt. These factors include general economic conditions, disruptions or declines in the global capital markets, our financial performance or outlook, and credit. An adverse change in any or all of these factors may materially adversely affect our ability to fund our operations and contractual or financing commitments.

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

Index

We have entered into strategic relationships with certain regional brewers that increase the complexity and execution risks of our operations.
We have entered into strategic relationships with certain regional brewers, including Appalachian Mountain Brewery in North Carolina and Cisco Brewers in Massachusetts. These new relationships have added to the complexity of our operations, including brewing, packaging, marketing and selling their brands, with increased demands on our management team. There can be no assurance that we will be able to take full advantage of these strategic opportunities without experiencing unexpected costs, operating challenges or control deficiencies.

Our option agreement with Pabst Northwest Brewing Company may not culminate in the sale of our Woodinville brewing facility, in which event we may need to determine an alternative long-term use for this facility.
On January 8, 2016, we entered into an Option and Agreement of Purchase and Sale with Pabst Northwest Brewing Company, dba Rainier Brewing Company ("Rainier"), a subsidiary of Pabst Brewing Company. Under the terms of the option agreement, Rainier was granted an option to acquire our Woodinville brewery and adjacent pub facility, and certain related assets, at any time during the next three years. The purchase price will be $25.0 million if Rainier exercises the option during the first year of the agreement, $26.0 million if exercise occurs during the second year, and $28.0 million if exercises occurs during the third year. If Rainier does not ultimately exercise its option to purchase the Woodinville facility, it may be required to pay us a termination fee. There can be no assurance that Rainier will exercise its option or, if it fails to exercise the option, that it will be required to pay us a termination fee. The option agreement contains certain representations and warranties and certain covenants to be performed by us which, if breached prior to expiration of the option agreement, could give Rainier a right of termination without payment of a fee. If Rainier does not exercise the option, we will retain ownership and operation of the Woodinville brewery, which could have an adverse effect on our results of operations if our planned alternative uses for the facility’s brewing capacity do not materialize. See “Relationship with Rainier Brewing Company” included in Part I, Item 1 of this Form 10-K for additional information.

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

Reduced involvement by the founders of Widmer Brothers Brewing Company in promoting that brand family may adversely affect sales.
The founders of Widmer Brothers Brewing Company, Kurt R. Widmer (“Kurt”) and Robert P. Widmer (“Rob”), are integrated in our current Widmer Brothers brand family messaging and we rely on the positive public perception of their images, as founders. The role of Kurt, as founder, and Rob, as founder and vice president of corporate quality assurance and industry relations, are promoted as part of our Widmer Brothers brand communication and have appeal to some drinkers. Kurt retired as our chairman of the board and director at the end of 2015 and will have an evolving role in promoting the Widmer Brothers brand going forward. Reduced involvement of Kurt and Rob may have a negative effect on sales of Widmer Brothers beers.

Index

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

Any change in, or violation of, federal and state environmental regulations could adversely affect our operations.
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
As noted above, A‑B has a significant ownership stake in us. In addition, Kurt Widmer and Rob Widmer together beneficially own approximately 2.2 million shares, or 11.6%, of our common stock. Collectively, these two groups own 43.2% of our equity. All of these shares are available for sale in the public market, subject to volume, manner of sale and other requirements under the Securities Act of 1933. Such sales in the public market, or the perception that such sales may occur, could cause the market price of our common stock to decline.

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
As a result of the acquisition of Kona Brewing Company, we have recognized a significant increase in our total intangible assets, including goodwill. As of December 31, 2015, we had $29.3 million in an assortment of intangible assets, on a net basis, which represented nearly 15.4% of our total assets. If any circumstances were to occur, such as economic recession or other factors causing a reduction in consumer demand, or for any other reason we were to experience a significant decrease in sales growth, which had a negative impact on our estimated cash flows associated with these assets, our analyses of these assets may conclude that a decrease in the fair value of these assets occurred. In that event, we would be required to recognize a potentially significant loss on impairment of these assets. Any such impairment loss would be charged against current operations in the period of change.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own and operate four highly-automated, small-batch production breweries: the Oregon Brewery, the Washington Brewery, the New Hampshire Brewery, and the Hawaiian Brewery, as well as two small, innovation brewing systems in Portland, Oregon and Portsmouth, New Hampshire. We lease the sites upon which the Hawaiian Brewery and Pubs, the New Hampshire Breweries and Pub, the Portland Innovation Brewery, and Oregon Pub are located, in addition to our office space and warehouse locations in Portland, Oregon for our corporate, administrative and sales functions. In 2014, we entered into a lease for space in Southern California for our national sales office. In 2015, we entered into a long-term land lease for the location of our new Kona brewery, which expires in 2064, and in 2016 we entered into a lease for our new Redhook pub in Seattle, which expires in 2026. Certain of these leases are with related parties. These operating leases expire at various times between 2016 and 2064. See Notes 16 and 17 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this report for further discussion regarding these arrangements.

Index

Certain information regarding our production breweries is as follows (capacity in thousands of barrels):

Production Breweries	Square Footage	Current Annual Capacity	Maximum Annual Capacity
Oregon Brewery	185,000	630	650
Washington Brewery	128,000	220	280
New Hampshire Brewery	125,000	215	280
Hawaiian Brewery	11,000	10	10
		1,075	1,220

The total annual capacity of all our breweries was approximately 1,075,000 barrels as of December 31, 2015 and 2014. Combined, our breweries have the potential to reach 1,220,000 barrels in annual capacity when fully optimized based on the currently available space and current product mix. Construction is currently underway to increase the annual capacity of the Oregon brewery to 750,000 barrels and, in 2016, we will break ground on a new 100,000 barrel brewery near our existing brewery and pub in Kona, which is expected to be fully operational by early 2018.

In June 2014, we initiated full-scale brewing with our brewing partner in Memphis, Tennessee. This partnership provides us scalable capacity and we anticipate producing up to 100,000 barrels at this location in 2016.

Substantially all of our personal property and fixtures, as well as the real properties associated with the Oregon Brewery, secure our loan agreement with BofA. See Note 8 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

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

Index

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ Stock Market (“NASDAQ”) under the trading symbol BREW. The table below sets forth, for the fiscal quarters indicated, the reported high and low closing sale prices of our common stock, as reported on NASDAQ:

2014	High	Low
Quarter 1	$17.77	$13.99
Quarter 2	15.60	10.14
Quarter 3	14.40	8.40
Quarter 4	17.47	13.00
2015	High	Low
Quarter 1	$13.65	$10.89
Quarter 2	14.17	10.15
Quarter 3	11.17	7.11
Quarter 4	9.72	6.83

We had 703 common shareholders of record as of February 16, 2016.

We have not declared or paid any dividends during our existence. Under the terms of our loan agreement with BofA, we are permitted to declare or pay dividends without BofA’s consent, subject to limitations. We anticipate that, for the foreseeable future, all earnings will be retained for the operation and expansion of our business and that we will not pay cash dividends. The payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, capital and operating requirements, restrictions in future financing agreements, our general financial condition, and general business conditions.

Equity Compensation Plans
Information regarding securities authorized for issuance under equity compensation plans is included in Part III, Item 12 of this Form 10-K.

Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
We did not repurchase any of our common stock during the fourth quarter of 2015.

Index

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

Total Return to Shareholders
(includes reinvestment dividends)
COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN

	Base Period	Indexed Returns Year Ended
Company/Index	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Craft Brew Alliance, Inc.	$100.00	$81.46	$87.69	$222.19	$180.51	$113.26
NASDAQ Composite	100.00	98.20	113.82	157.44	178.53	188.75
S&P 500 Beverages Index	100.00	104.55	109.93	131.30	147.74	160.99

Index

Item 6.  Selected Financial Data

The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

In thousands, except per share amounts	Year Ended December 31,
Statement of Operations Data	2015	2014	2013	2012	2011
Net sales	$204,168	$200,022	$179,180	$169,287	$149,197
Cost of sales	141,972	141,312	128,919	119,261	104,011
Gross profit	62,196	58,710	50,261	50,026	45,186
Selling, general and administrative expenses	57,932	53,000	46,461	44,890	39,742
Operating income	4,264	5,710	3,800	5,136	5,444
Gain on sale of equity interest in Fulton Street Brewery, LLC	—	—	—	—	10,432
Income before provision for income taxes	3,718	5,099	3,263	4,477	15,692
Provision for income taxes	1,500	2,022	1,304	1,951	6,041
Net income	2,218	3,077	1,959	2,526	9,651
Basic and diluted net income per share	$0.12	$0.16	$0.10	$0.13	$0.51
Shares used in basic per share calculations	19,152	19,038	18,923	18,862	18,834
Shares used in diluted per share calculations	19,175	19,126	19,042	18,934	18,931

	December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data
Cash and cash equivalents	$911	$981	$2,726	$5,013	$795
Working capital	10,838	8,050	5,782	5,207	2,327
Total assets	190,334	178,601	170,286	165,664	158,908
Current portion of long-term debt and capital leases	507	1,157	710	642	596
Long-term debt and capital leases, net of current portion	18,991	13,720	11,050	12,440	13,188
Other long-term obligations	20,962	19,738	18,303	17,903	16,261
Shareholders’ equity	118,738	115,417	111,232	108,195	104,509

Index

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Craft Brew Alliance, Inc. ("CBA") is the fifth largest craft brewing company in the U.S. and a leader in brewing, branding, and bringing to market some of the world’s best-loved American craft beers.

Craft Brew Alliance was formed in 2008 through the merger of Redhook Brewery and Widmer Brothers Brewing, the two largest craft brewing pioneers in the Northwest at the time. Since then, the Alliance has continued to grow, welcoming Kona Brewing Co. in 2008, and expanding with innovative category leaders and strategic partners. Today, we are home to three of the earliest trail blazers in craft beer: Redhook Ale Brewery, Washington’s largest craft brewery, founded in 1981; Widmer Brothers Brewing, Oregon’s largest craft brewery, founded in 1984; and Kona Brewing Company, Hawaii’s oldest and largest craft brewery, founded in 1994. As part of Craft Brew Alliance, these craft brewing legends have expanded their reach across the U.S. and approximately 30 international markets, while remaining deeply rooted to their local communities.

In addition to growing and nurturing distinctive brands steeped in local heritage, Craft Brew Alliance is committed to developing innovative new category leaders, such as Omission Beer, which is the #1 beer in the gluten-free beer segment, Square Mile Cider, the #1 local hard cider in the Pacific Northwest, and Resignation Brewery’s line of KCCO beers in partnership with theChive.com, which represents the first-ever virtual brewery conceived by an online media platform.

As the craft beer market continues to grow and consumers increasingly demand local offerings, Craft Brew Alliance has expanded its portfolio of brands and maximized its brewing footprint through strategic partnerships with emerging craft beer brands in targeted markets. In 2015, we announced strategic partnerships with Appalachian Mountain Brewery, based in Boone, North Carolina; and Cisco Brewers, based in Nantucket, Massachusetts. Through this strategic partnership model, we gain local relevance in select beer geographies, while the partner breweries gain access to our world-class leadership and national infrastructure to grow their brands.

Publicly traded on NASDAQ under the ticker symbol BREW, Craft Brew Alliance is headquartered in Portland, Oregon and operates five breweries and five pub restaurants across the U.S. For more information about CBA and its brands, see “Available Information” on page 11.

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

We distribute our beers to retailers through wholesalers that are aligned with the Anheuser-Busch, LLC (“A-B”) network. These sales are made pursuant to a Master Distributor Agreement (the “A-B Distributor Agreement”) with A-B. As a result of this distribution arrangement, we believe that, under alcohol beverage laws in a majority of states, these wholesalers would own the exclusive right to distribute our beers in their respective markets if the A-B Distributor Agreement expires or is terminated. Kona, Redhook and Widmer Brothers beers are distributed in all 50 states. Omission Beer continues to expand into new markets in the U.S. and internationally, while Square Mile Cider is currently available in 12 states in the West. Separate from our A-B wholesalers, we maintain an internal independent sales and marketing organization with resources across the key functions of brand management, field marketing, field sales, and national retail sales.

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

Following is a summary of our financial results:

	Net sales	Net income	Number of Barrels Sold
2015	$204.2 million	$2.2 million	824,400
2014	$200.0 million	$3.1 million	830,200
2013	$179.2 million	$2.0 million	756,600

Index

Results of Operations

The following table sets forth, for the periods indicated, certain information from our Consolidated Statements of Income expressed as a percentage of Net sales(1):

	Year Ended December 31,
	2015	2014	2013
Sales	107.1%	107.3%	107.4%
Less excise tax	7.1	7.3	7.4
Net sales	100.0	100.0	100.0
Cost of sales	69.5	70.6	71.9
Gross profit	30.5	29.4	28.1
Selling, general and administrative expenses	28.4	26.5	25.9
Operating income	2.1	2.9	2.1
Interest expense	(0.3)	(0.2)	(0.3)
Other income (expense), net	—	(0.1)	—
Income before income taxes	1.8	2.5	1.8
Income tax provision	0.7	1.0	0.7
Net income	1.1%	1.5%	1.1%

(1)	Percentages may not sum due to rounding.

Segment Information
Net sales, Gross profit and gross margin information by segment was as follows (dollars in thousands):

	Year Ended December 31,
2015	Beer Related	Pubs and Other	Total
Net sales	$176,343	$27,825	$204,168
Gross profit	$58,610	$3,586	$62,196
Gross margin	33.2%	12.9%	30.5%

2014
Net sales	$173,687	$26,335	$200,022
Gross profit	$55,174	$3,536	$58,710
Gross margin	31.8%	13.4%	29.4%

2013
Net sales	$154,830	$24,350	$179,180
Gross profit	$47,055	$3,206	$50,261
Gross margin	30.4%	13.2%	28.1%

Index

Net Sales by Category
The following tables set forth a comparison of Net sales by category (dollars in thousands):

	Year Ended December 31,		Dollar Change	% Change
Sales by Category	2015	2014
A-B and A-B related	$177,380	$176,161	$1,219	0.7%
Contract brewing and beer related(1)	13,376	12,113	1,263	10.4%
Excise taxes	(14,413)	(14,587)	174	(1.2)%
Net beer related sales	176,343	173,687	2,656	1.5%
Pubs(2)	27,825	26,335	1,490	5.7%
Net sales	$204,168	$200,022	$4,146	2.1%

	Year Ended December 31,		Dollar Change	% Change
Sales by Category	2014	2013
A-B and A-B related	$176,161	$159,001	$17,160	10.8%
Contract brewing and beer related(1)	12,113	9,082	3,031	33.4%
Excise taxes	(14,587)	(13,253)	(1,334)	10.1%
Net beer related sales	173,687	154,830	18,857	12.2%
Pubs(2)	26,335	24,350	1,985	8.2%
Net sales	$200,022	$179,180	$20,842	11.6%

(1)	Beer related includes international beer sales.

(2)	Pubs sales include sales of promotional merchandise and sales of beer directly to customers.

Shipments by Category
Shipments by category were as follows (in barrels):

Year Ended December 31,	2015 Shipments	2014 Shipments	Increase (Decrease)	% Change	Change in Depletions(1)
A-B and A-B related	753,400	766,600	(13,200)	(1.7)%	0%
Contract brewing and beer related(2)	60,600	52,700	7,900	15.0%
Pubs	10,400	10,900	(500)	(4.6)%
Total	824,400	830,200	(5,800)	(0.7)%

Year Ended December 31,	2014 Shipments	2013 Shipments	Increase (Decrease)	% Change	Change in Depletions(1)
A-B and A-B related	766,600	708,100	58,500	8.3%	7%
Contract brewing and beer related(2)	52,700	37,100	15,600	42.0%
Pubs	10,900	11,400	(500)	(4.4)%
Total	830,200	756,600	73,600	9.7%

(1)	Change in depletions reflects the year-over-year change in barrel volume sales of beer by wholesalers to retailers.

(2)	Beer related includes international beer sales.

The increase in sales to A-B and A-B related in 2015 compared to 2014 was primarily due to a shift in package mix from draft to packaged, which has a higher selling price per barrel than draft, and price increases. These increases were partially offset by a decrease in shipments primarily due to reductions in our wholesaler inventory levels in the first quarter of 2015. During the same period of 2014, wholesalers were building inventory levels in response to low levels at the end of 2013.

The increase in sales to A-B and A-B related in 2014 compared to 2013 was primarily due to the increase in shipments, a shift in package mix from draft to packaged, which has a higher selling price per barrel than draft, and price increases.

Index

The average revenue per barrel on shipments of beer through the A-B distribution network increased by 2.4% in 2015 compared to 2014, and 1.8% in 2014 compared to 2013, primarily due to pricing increases and shifts in brand, package and geographic mix. Price changes implemented by us have generally followed craft beer market pricing trends. During 2015, 2014 and 2013, we sold 91.4%, 92.3% and 93.6%, respectively, of our beer through A‑B at wholesale pricing levels.

The increase in contract brewing and beer related sales in 2015 compared to 2014 was primarily due to an increase in international shipments of our beers, which sell at a higher rate per barrel than contract brewing sales, as we expanded into additional countries, as well as increased pricing on our contract brewing sales. The increase in contract brewing and beer related sales was partially offset by a decline in our contract brewing shipment volume.

The increase in contract brewing and beer related sales in 2014 compared to 2013 was primarily due to an increase in international shipments of our beers, which sell at a higher rate per barrel than contract brewing sales, as we expanded into additional countries. Contract brewing also saw an increase in shipments as we began brewing for a new contract brewing customer in 2014.

Excise taxes vary directly with the volume of beer shipped.

Pubs sales increased in 2015 compared to 2014, primarily as a result of higher guest counts at both of our pubs in Hawaii. The Hawaii pubs also have higher revenue per guest than the Redhook and Widmer Brothers pubs, which additionally experienced lower guest counts at the Portland and Woodinville locations. The increase in pub sales was partially offset by the closure of the Redhook Pub in Portsmouth, New Hampshire for seven days due to inclement weather, closure of our Kona Pub on the island of Oahu for three weeks for a full remodel in the first quarter of 2015, and a decrease in beer shipment volume through our Pubs.

Pubs sales increased in 2014 compared to 2013, primarily as a result of our Kona Pubs in Hawaii experiencing increased sales, and our Redhook Pub in Woodinville being open the full year in 2014 compared to the twelve-week closure for a full remodel of that location during 2013, as well an increase in average pricing. The increase in Pubs sales was partially offset by a decrease in beer shipment volume through our Pubs.

The overall decrease in volume in 2015 compared to 2014 reflected the decrease in our Widmer Brothers and Redhook Brewery brands as we continue to reposition them in the marketplace, partially offset by the strong growth in our Kona Brewing and Omission Beer brands.

The overall increase in volume in 2014 compared to 2013 reflected the continued strength of the Kona Brewing, Omission Beer and Redhook Brewery brands, partially offset by a decrease in the Widmer Brothers brand as we continued repositioning it in the marketplace.

Shipments by Brand
The following table sets forth a comparison of shipments by brand (in barrels):

Year Ended December 31,	2015 Shipments	2014 Shipments	Increase (Decrease)	% Change	Change in Depletions
Kona	352,100	300,600	51,500	17.1%	16%
Widmer Brothers(1)	198,100	217,000	(18,900)	(8.7)%	(8)%
Redhook	185,900	223,100	(37,200)	(16.7)%	(15)%
Omission	51,500	49,800	1,700	3.4%	10%
Total(2)	787,600	790,500	(2,900)	(0.4)%	0%

Year Ended December 31,	2014 Shipments	2013 Shipments	Increase (Decrease)	% Change	Change in Depletions
Kona	300,600	256,800	43,800	17.1%	13%
Widmer Brothers(1)	217,000	225,300	(8,300)	(3.7)%	(6)%
Redhook	223,100	216,900	6,200	2.9%	3%
Omission	49,800	27,300	22,500	82.4%	78%
Total(2)	790,500	726,300	64,200	8.8%	7%

(1)	Widmer Brothers includes the shipments and depletions from our Square Mile brand family.

(2)	Total shipments by brand include international shipments and exclude shipments produced under our contract brewing arrangements.

Index

The increase in our Kona brand shipments in 2015 compared to 2014 was primarily due to increases in shipments of Big Wave Golden Ale and variety packs, and the reintroduction of Pipeline Porter during the third quarter of 2015, partially offset by a decrease in Koko Brown.

The increase in our Kona brand shipments in 2014 compared to 2013 was primarily due to the release of Castaway IPA on the mainland and continued sales growth of our Big Wave Golden Ale and Longboard Lager.

The decrease in our Widmer Brothers brand shipments in 2015 compared to 2014 was primarily due to decreases in Hefeweizen draft, Upheaval IPA and Alchemy Ale, partially offset by the summer seasonal which switched to Hefe Shandy from Citra Blonde, as Widmer Brothers focuses on its home markets. Hefeweizen packaged beer has stabilized and benefited from the introduction of the new Hefeweizen packaging in collaboration with the Portland Timbers.

The decrease in our Widmer Brothers brand shipments in 2014 compared to 2013 was primarily due to a decrease in Hefeweizen draft, partially offset by the introduction of Upheaval IPA, which replaced our Rotator IPA series.

The decrease in our Redhook brand shipments in 2015 compared to 2014 was primarily due to decreases in our KCCO series, a craft beer brand developed in partnership with theChive, a photo entertainment website, Audible Ale and Longhammer IPA, as Redhook focuses on its home market.

The increase in our Redhook brand shipments in 2014 compared to 2013 was primarily the result of increased sales of KCCO Black Lager, as well as further penetration into existing markets, particularly by our Long Hammer IPA, partially offset by declines in sales of ESB and Audible Ale.

The increase in our Omission brand shipments in 2015 compared to 2014 were primarily due to the continued success of, and demand for, the IPA and Lager styles of our beer that is crafted to remove gluten. The increase in our Omission brand shipments in 2014 compared to 2013 was primarily due to the continued success of, and demand for, the IPA, Lager and Pale Ale styles.

Shipments by Package
The following table sets forth a comparison of our shipments by package, excluding contract brewing shipments produced under our contract brewing arrangements (in barrels):

Year Ended December 31,	2015		2014		2013
	Shipments	% of Total	Shipments	% of Total	Shipments	% of Total
Draft	180,700	22.9%	198,500	25.1%	205,500	28.3%
Packaged	606,900	77.1%	592,000	74.9%	520,800	71.7%
Total	787,600	100.0%	790,500	100.0%	726,300	100.0%

The shift in mix from draft to packaged in 2015 compared to 2014 was primarily the result of our Kona brand family becoming a larger share of our overall shipments by brand family, which is more heavily weighted to packaged sales, and the growth of Omission, which is only available in packaged.

The shift in mix from draft to packaged in 2014 compared to 2013 was primarily the result of the increases in volumes on our Kona, Omission and Redhook packaged beers and lower volumes on our Widmer Brothers draft beer. Increased competition across the industry, as a result of both the entry of large, multi-national brewers into the craft beer segment and the significant increase in small, local breweries nationally, is making on-premise draft sales more challenging.

Cost of Sales
Cost of sales includes purchased raw materials, direct labor, overhead and shipping costs.

Information regarding Cost of sales was as follows (dollars in thousands):

	Year Ended December 31,		Dollar
	2015	2014	Change	% Change
Beer Related	$117,733	$118,513	$(780)	(0.7)%
Pubs	24,239	22,799	1,440	6.3%
Total	$141,972	$141,312	$660	0.5%

Index

	Year Ended December 31,		Dollar
	2014	2013	Change	% Change
Beer Related	$118,513	$107,775	$10,738	10.0%
Pubs	22,799	21,144	1,655	7.8%
Total	$141,312	$128,919	$12,393	9.6%

The decrease in Beer Related Cost of sales in 2015 compared to 2014 was primarily due to more favorable distribution costs per barrel, decreases in our cost of component materials, and the decrease in shipments discussed above. The decrease in Cost of sales was partially offset by an increase in brewery costs per barrel at our owned breweries and the mix shift from draft to packaged beers, as the cost per barrel of packaged beer is higher than draft.

The increase in Beer Related Cost of sales in 2014 compared to 2013 was primarily due to the increases in shipments discussed above, as well as the mix shift from draft to packaged product as the per barrel equivalent cost of packaged product is higher than draft. These increases were partially offset by increased efficiencies, primarily through better capacity utilization of our breweries.

Also contributing to the increase in Beer Related Cost of sales in 2014 compared to 2013 were various one-time costs incurred as a result of initiating brewing operations in Memphis, Tennessee. We experienced incremental startup costs for initial shipments out of the Memphis brewery as a result of launching during the 2014 peak selling season. The impact of decreased production and higher shipment costs represented approximately $0.7 million, or $420,000 after tax, reflected in Beer Related Cost of sales.

Pubs Cost of sales increased in 2015 compared to 2014 primarily due to increases in Sales and employee-related costs. The increase is also due to additional labor costs relating to training and overhead following the closure of our Kona Pub on the island of Oahu for three weeks for a full remodel in the first quarter of 2015.

Pubs Cost of sales increased in 2014 compared to 2013 primarily due to increases in Sales and cost increases across various categories, including labor, merchandise and administrative costs.

Capacity Utilization
Capacity utilization is calculated by dividing total shipments by approximate working capacity and was as follows:

	Year Ended December 31,
	2015	2014	2013
Capacity utilization	71%	75%	70%

In June 2014, we initiated full-scale brewing with our brewing partner in Memphis, Tennessee. This partnership provides us scalable capacity and we anticipate producing up to 100,000 barrels at this location in 2016.

Gross Profit
Information regarding Gross profit was as follows (dollars in thousands):

	Year Ended December 31,		Dollar
	2015	2014	Change	% Change
Beer Related	$58,610	$55,174	$3,436	6.2%
Pubs	3,586	3,536	50	1.4%
Total	$62,196	$58,710	$3,486	5.9%

	Year Ended December 31,		Dollar
	2014	2013	Change	% Change
Beer Related	$55,174	$47,055	$8,119	17.3%
Pubs	3,536	3,206	330	10.3%
Total	$58,710	$50,261	$8,449	16.8%

Index

Gross profit as a percentage of Net sales, or gross margin rate, was as follows:

	Year Ended December 31,
	2015	2014	2013
Beer Related	33.2%	31.8%	30.4%
Pubs	12.9%	13.4%	13.2%
Total	30.5%	29.4%	28.1%

The increase in the Beer Related Gross profit in 2015 compared to 2014 was primarily due to favorable pricing increases, lower distribution costs per barrel and decreases in our component materials costs, partially offset by the increase in brewery costs per barrel and decline in shipment volume.

The increase in the Beer Related gross margin rate in 2015 compared to 2014 was primarily due to increases in pricing, improved distribution costs per barrel and the decrease in component materials costs, partially offset by higher brewery costs per barrel, as well as the effect of changes in product mix. The decrease in the Pubs gross margin rate in 2015 over 2014 was primarily due to the closures of two of our pubs, as discussed above.

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

Information regarding SG&A was as follows (dollars in thousands):

	Year Ended December 31,		Dollar Change	% Change
	2015	2014
	$57,932	$53,000	$4,932	9.3%
As a % of Net sales	28.4%	26.5%

	Year Ended December 31,		Dollar Change	% Change
	2014	2013
	$53,000	$46,461	$6,539	14.1%
As a % of Net sales	26.5%	25.9%

The increase in SG&A in 2015 compared to 2014, both in dollars and as a percentage of Net sales, was primarily due to planned increases in sales and marketing spending, as well as an increase in employee-related costs.

The increase in SG&A in 2014 compared to 2013, both in dollars and as a percentage of Net sales, was primarily due to the planned increases in SG&A spending, primarily for Kona television advertising in select markets, as well as an increase in employee related benefit costs in 2014 compared to 2013.

Index

Interest Expense
Information regarding Interest expense was as follows (dollars in thousands):

	Year Ended December 31,		Dollar Change	% Change
	2015	2014
Interest expense	$572	$431	$141	32.7%
	Year Ended December 31,		Dollar Change	% Change
	2014	2013
Interest expense	$431	$464	$(33)	(7.1)%

	Year Ended December 31,
	2015	2014	2013
Average debt outstanding	$18,530	$12,311	$12,615
Average interest rate	1.96%	1.83%	2.92%

The increase in Interest expense in 2015 compared to 2014 was primarily due to the increase in our average debt outstanding. Our average debt outstanding increased as we have borrowed on our line of credit facility to support our expansion and growth plans, and to fund our working capital needs.

The decrease in Interest expense in 2014 compared to 2013 was due to lower average outstanding borrowings, as well as lower average interest rates.

Income Tax Provision
Our effective income tax rate was 40.3%, 39.7% and 40.0% in 2015, 2014 and 2013, respectively. The effective income tax rates reflect the impact of non-deductible expenses (primarily meals and entertainment expenses), state and local taxes, tax credits, and income excluded from taxation under the domestic production activities exclusion.

Liquidity and Capital Resources

We have required capital primarily for the construction and development of our production breweries, to support our expansion and growth plans, and to fund our working capital needs. Historically, we have financed our capital requirements through cash flows from operations, bank borrowings and the sale of common and preferred stock. We anticipate meeting our obligations for the twelve months beginning January 1, 2016 primarily from cash flows generated from operations and borrowing under our line of credit facility as the need arises. Capital resources available to us at December 31, 2015 included $0.9 million of Cash and cash equivalents and $31.2 million available under our line of credit facility.

We had $10.8 million of working capital and our debt as a percentage of total capitalization (total debt and common shareholders’ equity) was 14.1% at December 31, 2015.

A summary of our cash flow information was as follows (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Net cash provided by operating activities	$11,562	$9,911	$8,457
Net cash used in investing activities	(16,174)	(15,529)	(9,894)
Net cash provided by (used in) financing activities	4,542	3,873	(850)
Decrease in cash and cash equivalents	$(70)	$(1,745)	$(2,287)

Cash provided by operating activities of $11.6 million in 2015 resulted from our Net income of $2.2 million, net non-cash expenses of $11.8 million, and changes in our operating assets and liabilities as discussed in more detail below.

Accounts receivable, net, increased $7.2 million to $18.9 million at December 31, 2015 compared to $11.7 million at December 31, 2014. This increase was primarily due a $4.7 million increase in our receivable from A-B to a total of $12.6 million at December 31, 2015, due to the timing of shipments. Historically, we have not had collection problems related to our accounts receivable.

Index

Inventories decreased $0.7 million to $18.3 million at December 31, 2015 compared to $19.0 million at December 31, 2014, primarily due to the timing of shipments at the end of 2015.

Other current assets decreased $2.0 million to $2.4 million at December 31, 2015 compared to $4.4 million at December 31, 2014, primarily due to a decrease in the deposit for kegs leased from a third-party, which was partially offset by increases in prepaid advertising.

Accounts payable increased $4.1 million to $17.1 million at December 31, 2015 compared to $13.0 million at December 31, 2014, primarily due to the timing of payments for capital projects, and brewing and production activities. The portion of our payable to A-B that is included in our Accounts payable totaled $1.6 million at December 31, 2015, which is consistent with the balance at December 31, 2014.

As of December 31, 2015 we had the following net operating loss carryforwards (“NOLs”) and federal credit carry forwards available to offset payment of future income taxes:

•	state NOLs of $30,000, tax-effected; and

•	federal alternative minimum tax (“AMT”) credit carry forwards of $343,000.

We anticipate that we will utilize the remaining NOLs and federal credit carry forwards in the near future and, accordingly, once utilized, we will be required to satisfy all of our income tax obligations with cash.

Capital expenditures of $15.7 million in 2015 were primarily directed to beer production capacity and efficiency improvements and Pubs remodeling. As of December 31, 2015, we had an additional $1.3 million of expenditures recorded in Accounts payable on our Consolidated Balance Sheets, compared to $0.6 million at December 31, 2014. Beginning in 2015, we are investing approximately $10 million in our Oregon Brewery to expand capacity to 750,000 barrels per year, with expected completion in the first half of 2017. Also beginning in 2015 through expected completion in early 2018, we will be investing approximately $20 million in a new Hawaiian Brewery to expand capacity to 100,000 barrels per year. We anticipate capital expenditures of approximately $19 million to $23 million in 2016 primarily for capacity and efficiency improvements, quality initiatives and restaurant and retail, including spending for the expansion projects.

Loan Agreement

We have a loan agreement (as amended, the “Loan Agreement”) with Bank of America, N.A., which consists of a $40 million revolving line of credit (“Line of Credit”), including provisions for cash borrowings and up to $2.5 million notional amount of letters of credit, and a $10.0 million term loan (“Term Loan”). We may draw upon the Line of Credit for working capital and general corporate purposes until expiration on November 30, 2020. The maturity date of the Term Loan is September 30, 2023. At December 31, 2015, we had $8.8 million of borrowings outstanding under the Line of Credit and $10.0 million outstanding under the Term Loan.

Under the Loan Agreement, interest accrues at an annual rate based on the London Inter-Bank Offered Rate (“LIBOR”) Daily Floating Rate plus a marginal rate. The marginal rate varies from 0.75% to 1.75% for the Line of Credit and Term Loan based on our funded debt ratio. At December 31, 2015, our marginal rate was 0.75% resulting in an annual interest rate of 1.11%.

In connection with an amendment to the Loan Agreement on November 15, 2013, we paid down the Term Loan by $0.6 million in order to bring the outstanding principal balance to $10.8 million to achieve an 80% loan to value ratio on certain property securing the Loan Agreement. Accrued interest for the Term Loan is due and payable monthly. Principal payments on the Term Loan are due monthly in accordance with an agreed-upon schedule set forth in the Loan Agreement, with any unpaid principal balance and unpaid accrued interest due and payable on September 30, 2023.

The Loan Agreement authorizes acquisitions within the same line of business as long as we remain in compliance with the financial covenants of the Loan Agreement and there is at least $5.0 million of availability remaining on the Line of Credit following the acquisition.

Index

Contractual Commitments and Obligations

The following is a summary of our contractual commitments and obligations as of December 31, 2015 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	2016	2017 and 2018	2019 and 2020	2021 and beyond
Term loan	$10,044	$391	$830	$901	$7,922
Interest on term loan(1)	740	111	209	189	231
Line of credit	8,777	—	—	8,777	—
Interest on line of credit(1)	479	98	195	186	—
Operating leases	39,863	5,983	7,841	3,432	22,607
Capital leases	734	134	266	266	68
Purchase commitments	37,555	25,679	8,724	3,152	—
Sponsorship obligations	2,352	1,299	1,053	—	—
Interest rate swap(2)	1,754	284	542	499	429
	$102,298	$33,979	$19,660	$17,402	$31,257

(1)	The variable interest rate on our term loan and line of credit was 1.11% at December 31, 2015.

(2)	The fixed rate on our interest rate swaps are 2.86% and 1.28%. We pay that fixed rate less the Benchmark Rate, which was 0.36% at December 31, 2015.

See Notes 8 and 16 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional information.

Inflation

We believe that the impact of inflation was minimal on our business in 2015, 2014 and 2013.

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

Index

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

Index

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk
We have assessed our vulnerability to certain market risks, including interest rate risk associated with financial instruments included in Cash and cash equivalents and Long-term debt. To mitigate this risk, on January 23, 2014, we entered into an $8.0 million notional amount interest rate swap agreement, which expires September 29, 2023, to hedge the variability of interest payments associated with our variable-rate borrowings on our term loan. On November 25, 2015, we entered into a $9.1 million notional amount interest rate swap agreement effective January 4, 2016, which expires January 1, 2019, to hedge the variability of interest payments associated with our variable-rate borrowings on our line of credit. The notional amount fluctuates based on a predefined schedule based on our anticipated borrowings. Since the interest rate swaps hedge the variability of interest payments on variable rate debt with similar terms, they qualify for cash flow hedge accounting treatment. These interest rate swaps hedge 75% of our total term loan and line of credit outstanding, reducing our overall interest rate risk. As of December 31, 2015, we had unhedged variable-rate debt outstanding of $2.5 million on our term loan and $8.8 million on our line of credit as the interest rate swap agreement was not effective until January 4, 2016. A 10% increase or decrease in the interest rate on our variable-rate debt would not have a material effect on our financial position, results of operations or cash flows.

Due to the nature of our highly liquid Cash and cash equivalents, an increase or decrease in interest rates would not materially affect the fair value of our cash or the related interest income.

Index

Item 8. Financial Statements and Supplementary Data

Unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2015 is as follows:

2015 (In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$41,709	$58,531	$54,689	$49,239
Cost of sales	30,547	39,841	37,830	33,754
Gross profit	11,162	18,690	16,859	15,485
Selling, general and administrative expenses	12,953	16,263	15,497	13,219
Operating income (loss)	(1,791)	2,427	1,362	2,266
Interest expense and Other expense, net	(115)	(143)	(141)	(147)
Income (loss) before income taxes	(1,906)	2,284	1,221	2,119
Income tax provision (benefit)	(743)	894	489	860
Net income (loss)	$(1,163)	$1,390	$732	$1,259
Basic and diluted net income (loss) per share(1)	$(0.06)	$0.07	$0.04	$0.07
Shares used in basic per share calculation	19,115	19,145	19,171	19,174
Shares used in diluted per share calculation	19,115	19,177	19,180	19,186

2014 (In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$43,826	$56,686	$52,073	$47,437
Cost of sales	31,986	38,112	37,428	33,786
Gross profit	11,840	18,574	14,645	13,651
Selling, general and administrative expenses	12,062	15,208	13,554	12,176
Operating income (loss)	(222)	3,366	1,091	1,475
Interest expense and Other expense, net	(107)	(96)	(165)	(243)
Income (loss) before income taxes	(329)	3,270	926	1,232
Income tax provision (benefit)	(128)	1,275	361	514
Net income (loss)	$(201)	$1,995	$565	$718
Basic and diluted net income (loss) per share(1)	$(0.01)	$0.10	$0.03	$0.04
Shares used in basic per share calculation	18,976	19,029	19,052	19,093
Shares used in diluted per share calculation	18,976	19,087	19,103	19,167

(1)	Basic and diluted net income (loss) per share may not sum to the full year as presented on the Consolidated Statements of Operations due to rounding.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Craft Brew Alliance, Inc.

We have audited the accompanying consolidated balance sheets of Craft Brew Alliance, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Craft Brew Alliance, Inc. as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Craft Brew Alliance, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2016 expressed an unqualified opinion thereon.

/s/ Moss Adams LLP

Portland, Oregon
March 2, 2016

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$911	$981
Accounts receivable, net	18,926	11,741
Inventory, net	18,300	18,971
Deferred income tax asset, net	1,905	1,670
Other current assets	2,439	4,413
Total current assets	42,481	37,776
Property, equipment and leasehold improvements, net	116,867	110,350
Goodwill	12,917	12,917
Intangible and other assets, net	18,069	17,558
Total assets	$190,334	$178,601
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$17,100	$12,987
Accrued salaries, wages and payroll taxes	5,468	5,114
Refundable deposits	6,559	8,152
Other accrued expenses	2,009	2,316
Current portion of long-term debt and capital lease obligations	507	1,157
Total current liabilities	31,643	29,726
Long-term debt and capital lease obligations, net of current portion	18,991	13,720
Fair value of derivative financial instruments	569	503
Deferred income tax liability, net	19,669	18,570
Other liabilities	724	665
Total liabilities	71,596	63,184
Commitments and contingencies
Common shareholders' equity:
Common stock, $0.005 par value. Authorized 50,000,000 shares; issued and outstanding 19,179,006 and 19,115,396	96	96
Additional paid-in capital	139,534	138,391
Accumulated other comprehensive loss	(352)	(312)
Accumulated deficit	(20,540)	(22,758)
Total common shareholders' equity	118,738	115,417
Total liabilities and common shareholders' equity	$190,334	$178,601

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Sales	$218,581	$214,609	$192,433
Less excise taxes	14,413	14,587	13,253
Net sales	204,168	200,022	179,180
Cost of sales	141,972	141,312	128,919
Gross profit	62,196	58,710	50,261
Selling, general and administrative expenses	57,932	53,000	46,461
Operating income	4,264	5,710	3,800
Interest expense	(572)	(431)	(464)
Other income (expense), net	26	(180)	(73)
Income before income taxes	3,718	5,099	3,263
Income tax expense	1,500	2,022	1,304
Net income	$2,218	$3,077	$1,959
Basic and diluted net income per share	$0.12	$0.16	$0.10
Shares used in basic per share calculations	19,152	19,038	18,923
Shares used in diluted per share calculations	19,175	19,126	19,042

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$2,218	$3,077	$1,959
Unrealized gain (loss) on derivative hedge transactions, net of tax	(40)	(312)	135
Comprehensive income	$2,178	$2,765	$2,094

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional	Accumulated Other		Total Common
	Shares	Par Value	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Shareholders' Equity
Balance at December 31, 2012	18,874	$94	$136,030	$(135)	$(27,794)	$108,195
Issuance of shares under stock plans	75	1	243	—	—	244
Stock-based compensation	23	—	549	—	—	549
Tax benefit related to stock options	—	—	150	—	—	150
Unrealized gains on derivative financial instruments, net of tax provision of $84	—	—	—	135	—	135
Net income	—	—	—	—	1,959	1,959
Balance at December 31, 2013	18,972	95	136,972	—	(25,835)	111,232
Issuance of shares under stock plans	105	1	487	—	—	488
Stock-based compensation, net of shares withheld for tax payments	38	—	784	—	—	784
Tax benefit related to stock options	—	—	298	—	—	298
Unrealized losses on derivative financial instruments, net of tax benefit of $191	—	—	—	(312)	—	(312)
Tax payments related to performance shares issued	—	—	(150)	—	—	(150)
Net income	—	—	—	—	3,077	3,077
Balance at December 31, 2014	19,115	96	138,391	(312)	(22,758)	115,417
Issuance of shares under stock plans, net of shares withheld for tax payments	18	—	93	—	—	93
Stock-based compensation, net of shares withheld for tax payments	46	—	1,157	—	—	1,157
Tax benefit related to stock options	—	—	44	—	—	44
Unrealized losses on derivative financial instruments, net of tax benefit of $26	—	—	—	(40)	—	(40)
Tax payments related to stock-based awards	—	—	(151)	—	—	(151)
Net income	—	—	—	—	2,218	2,218
Balance at December 31, 2015	19,179	$96	$139,534	$(352)	$(20,540)	$118,738

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$2,218	$3,077	$1,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,722	8,648	8,164
Loss on sale or disposal of Property, equipment and leasehold improvements	343	213	195
Deferred income taxes	876	709	374
Stock-based compensation	1,157	784	549
Excess tax benefit from employee stock plans	(44)	(298)	(150)
Other	(283)	(286)	286
Changes in operating assets and liabilities:
Accounts receivable, net	(7,185)	(371)	(858)
Inventories	1,295	(2,185)	(5,577)
Other current assets	1,973	(1,011)	407
Accounts payable and other accrued expenses	3,151	(825)	2,630
Accrued salaries, wages and payroll taxes	354	498	(651)
Refundable deposits	(2,015)	958	1,129
Net cash provided by operating activities	11,562	9,911	8,457
Cash flows from investing activities:
Expenditures for Property, equipment and leasehold improvements	(15,653)	(15,783)	(9,894)
Proceeds from sale of Property, equipment and leasehold improvements	412	254	—
Expenditures for long-term deposits	(933)	—	—
Net cash used in investing activities	(16,174)	(15,529)	(9,894)
Cash flows from financing activities:
Principal payments on debt and capital lease obligations	(1,094)	(604)	(1,208)
Proceeds from capital lease financing	—	841	—
Net borrowings under revolving line of credit	5,737	3,000	—
Proceeds from issuances of common stock	93	488	244
Debt issuance costs	(87)	—	(46)
Tax payments related to stock-based awards	(151)	(150)	—
Excess tax benefit from employee stock plans	44	298	160
Net cash provided by (used in) financing activities	4,542	3,873	(850)
Decrease in Cash and cash equivalents	(70)	(1,745)	(2,287)
Cash and cash equivalents:
Beginning of period	981	2,726	5,013
End of period	$911	$981	$2,726
Supplemental disclosure of cash flow information:
Cash paid for interest	$629	$540	$601
Cash paid for income taxes, net	398	1,187	543
Supplemental disclosure of non-cash information:
Purchases of Property, equipment and leasehold improvements included in Accounts payable at end of period	$1,334	$636	$331
The accompanying notes are an integral part of these financial statements.

Index

Note 1. Nature of Operations

Overview
Craft Brew Alliance, Inc. was formed in 1981 to brew and sell craft beer. We produce, sell and market, on a national basis, innovative packaged and draft products for the Kona, Widmer Brothers, Redhook, Omission and Square Mile brands at our six company-owned breweries and operate five pubs that promote our products, offer dining and entertainment facilities and sell retail merchandise. Our common stock trades on the Nasdaq Stock Market under the trading symbol “BREW.”

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

Note 2. Significant Accounting Policies

Cash and Cash Equivalents
We maintain cash balances with financial institutions that may exceed federally insured limits. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2015 and December 31, 2014, we did not have any cash equivalents.

Under our cash management system, we utilize a controlled disbursement account to fund cash distribution checks presented for payment by the holder. Checks issued but not yet presented to banks may result in overdraft balances for accounting purposes. As of December 31, 2015 bank overdrafts of $2.2 million were included in Accounts payable on our Consolidated Balance Sheets. As of December 31, 2014 there were no bank overdrafts. Changes in bank overdrafts from period to period are reported in the Consolidated Statements of Cash Flows as a component of operating activities within Accounts payable and Other accrued expenses.

Accounts Receivable
Accounts receivable primarily consists of trade receivables due from wholesalers and A-B for beer and promotional product sales. Because of state liquor laws and each wholesaler’s agreement with A-B, we do not have collectability issues related to the sale of our beer products. Accordingly, we do not regularly provide an allowance for doubtful accounts for beer sales. We have provided an allowance for promotional merchandise receivables that have been invoiced to the wholesaler, which reflects our best estimate of probable losses inherent in the accounts. We determine the allowance based on historical customer experience and other currently available evidence. When a specific account is deemed uncollectible, the account is written off against the allowance. The allowance for doubtful accounts was $25,000 at both December 31, 2015 and 2014.

Activity related to our allowance for doubtful accounts was immaterial in 2015, 2014 and 2013.

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

Valuation of Long-Lived Assets
We evaluate potential impairment of long-lived assets when facts and circumstances indicate that the carrying values of such assets may be impaired. An evaluation of recoverability is performed by comparing the carrying value of the assets to projected future undiscounted cash flows. Upon indication that the carrying value of such assets may not be recoverable, we recognize an impairment loss in the current period in our Consolidated Statements of Income. We did not identify indicators of impairment during 2015, 2014 or 2013.

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

Refundable Deposits on Kegs
We distribute our draft beer in kegs that are owned by us and are reflected in our Consolidated Balance Sheets at cost and are depreciated over the estimated useful life of the keg. When draft beer is shipped to the wholesaler, we collect a refundable deposit, presented as a current liability, Refundable deposits, in our Consolidated Balance Sheets. Upon return of the keg to us, the deposit is refunded to the wholesaler.

We have experienced some loss of kegs and anticipate that some loss will occur in future periods due to the significant volume of kegs handled by each wholesaler and retailer, the homogeneous nature of kegs owned by most brewers, and the relatively small deposit collected for each keg when compared with its market value. In order to estimate forfeited deposits attributable to lost kegs, we periodically use internal records, records maintained by A‑B, records maintained by other third party vendors and

Index

historical information to estimate the physical count of kegs held by wholesalers and A-B. These estimates affect the amount recorded as equipment and refundable deposits as of the date of the consolidated financial statements. The actual liability for refundable deposits may differ from estimates. Our Consolidated Balance Sheets included $6.4 million and $8.0 million at December 31, 2015 and 2014, respectively, in Refundable deposits on kegs and $11.0 million and $10.1 million, respectively, in keg equipment, net of accumulated depreciation, included as a component of Property, equipment and leasehold improvements, net.

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

Taxes Collected from Customers and Remitted to Governmental Authorities
We account for tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction (i.e., sales, use, value added) on a net (reduction of revenue) basis.

Shipping and Handling Costs
Costs incurred to ship our product are included in Cost of sales in our Consolidated Statements of Income.

Advertising Expenses
Advertising costs, consisting of television, radio, print, outdoor advertising, on-line and social media, sponsorships, trade events, promotions and printed product information, as well as costs to produce these media, are expensed as incurred. The costs associated with point of sale display items and related promotional merchandise are inventoried and charged to expense when first used. For the years ended December 31, 2015, 2014 and 2013, we recognized costs for all of these activities totaling $16.2 million, $15.0 million and $12.4 million, respectively, which are reflected as Selling, general and administrative expenses in our Consolidated Statements of Income.

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

Index

The estimated fair value of stock-based awards is recognized as compensation expense over the vesting period of the award, net of estimated forfeitures. We estimate forfeitures of stock-based awards based on historical experience and expected future activity.

The estimated fair value of performance-based stock awards is recognized over the service period based on an assessment of the probability that performance goals will be met. We re-measure the probability of achieving the performance goals during each reporting period. In future reporting periods, if we determine that performance goals are not probable of occurrence, no additional compensation expense will be recognized and any previously recognized compensation expense would be reversed.

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

We recognize the benefits of tax return positions when it is determined that the positions are “more-likely-than-not” to be sustained by the taxing authority. Interest and penalties accrued on unrecognized tax benefits are recorded as tax expense in the period incurred. At December 31, 2015 and 2014, we did not have any unrecognized tax benefits or any interest and penalties accrued on unrecognized tax benefits.

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

Note 3. Recent Accounting Pronouncements

ASU 2016-01
In January 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments - Overall (Subtopic 825-10).” ASU 2016-01 enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information by addressing certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The amendments simplify certain requirements and also reduce diversity in current practice for other requirements. ASU 2016-01 is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Except for the early application guidance specifically allowed in ASU 2016-01, early adoption is not permitted. We do not expect the adoption of ASU 2016-01 to have a material effect on our financial position, results of operations or cash flows.

Index

ASU 2015-17
In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes.” ASU 2015-17 simplifies the presentation of deferred income taxes, and requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments apply to all entities that present a classified statement of financial position and aligns the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards. ASU 2015-17 is effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early application is permitted. We do not expect the adoption of ASU 2015-17 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-15
In August 2015, the FASB issued ASU 2015-15, “Interest - Imputation of Interest (Subtopic 835-30).” ASU 2015-15 provides guidance as to the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. We do not expect the adoption of ASU 2015-15 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-14
In August 2015, the FASB issued ASU No. 2015-14, "Revenue From Contracts With Customers (Topic 606)." The amendments in this ASU defer the effective date of ASU 2014-09. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are still evaluating the effect of the adoption of ASU 2014-09.

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

ASU 2015-02
In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis," which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability companies, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current U.S. GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-

Index

party guidance when determining a controlling financial interest in a variable interest entity (“VIE”), and changing consolidation conclusions for companies in several industries that typically make use of limited partnerships or VIEs. The ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of ASU 2015-02 to have a material effect on our financial position, results of operations or cash flows.

Note 4. Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2015	2014
Raw materials	$5,468	$4,414
Work in process	3,822	2,781
Finished goods	6,109	8,986
Packaging materials	727	627
Promotional merchandise	1,477	1,531
Pub food, beverages and supplies	697	632
	$18,300	$18,971

Work in process is beer held in fermentation tanks prior to the filtration and packaging process.

Note 5. Other Current Assets

Other current assets consisted of the following (in thousands):

	December 31,
	2015	2014
Deposits paid to keg lessor	$—	$2,336
Prepaid property taxes	393	367
Prepaid insurance	411	369
Income tax receivable	82	250
Other	1,553	1,091
	$2,439	$4,413

Note 6. Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements consisted of the following (in thousands):

	December 31,
	2015	2014
Brewery equipment	$104,284	$101,258
Buildings	56,414	55,254
Land and improvements	7,606	7,621
Furniture, fixtures and other equipment	16,688	12,501
Leasehold improvements	8,477	7,058
Vehicles	125	72
Construction in progress	9,457	4,528
	203,051	188,292
Less accumulated depreciation and amortization	(86,184)	(77,942)
	$116,867	$110,350

Index

Note 7. Goodwill and Intangible and Other Assets

Goodwill
Goodwill totaled $12.9 million at both December 31, 2015 and 2014 and there were no changes to the goodwill balance during 2015, 2014 or 2013. There are no impairment losses netted against the goodwill balance.

Intangible and Other Assets
Intangible and other assets and the related accumulated amortization are as follows (in thousands):

	December 31,
	2015	2014
Trademarks and domain name	$14,429	$14,429
Recipes	700	700

Distributor agreements	2,200	2,200
Accumulated amortization	(1,100)	(953)
	1,100	1,247

Non-compete agreements	440	440
Accumulated amortization	(440)	(374)
	—	66

Other	348	250
Accumulated amortization	(202)	(208)
	146	42
Intangible assets, net	16,375	16,484

Promotional merchandise	761	1,074
Deposits	933	—
Intangible and other assets, net	$18,069	$17,558

Amortization expense was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Amortization expense	$222	$241	$247

Estimated amortization expense to be recorded for the next five fiscal years and thereafter is as follows (in thousands):

2016	$192
2017	172
2018	172
2019	172
2020	170
Thereafter	368
$1,246

Index

Note 8. Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following (in thousands):

	December 31,
	2015	2014
Term loan, due September 30, 2023	$10,044	$10,421
Line of credit, due November 30, 2020	8,777	3,000
Promissory notes payable to related parties, all due July 1, 2015	—	600
Premium on promissory notes	—	63
Capital lease obligations for equipment	677	793
	19,498	14,877
Less current portion	(507)	(1,157)
	$18,991	$13,720

Required principal payments on outstanding debt obligations as of December 31, 2015 for the next five years and thereafter are as follows (in thousands):

	Term Loan	Line of Credit	Capital Lease Obligations
2016	$391	$—	$134
2017	408	—	133
2018	422	—	133
2019	442	—	133
2020	459	8,777	133
Thereafter	7,922	—	68
	10,044	8,777	734
Amount representing interest	—	—	(57)
	$10,044	$8,777	$677

Term Loan and Line of Credit
We have a loan agreement (as amended, the “Loan Agreement”) with Bank of America, N.A., which presently comprises a $40.0 million revolving line of credit (“Line of Credit”), including provisions for cash borrowings and up to $2.5 million notional amount of letters of credit, and a $10.0 million term loan (“Term Loan”). We may draw upon the Line of Credit for working capital and general corporate purposes until expiration on November 30, 2020. The maturity date of the Term Loan is September 30, 2023. At December 31, 2015, we had $10.0 million outstanding on our Term Loan and $8.8 million outstanding under the Line of Credit.

Under the Loan Agreement, interest accrues at an annual rate based on the London Inter-Bank Offered Rate (“LIBOR”) Daily Floating Rate plus a marginal rate. The marginal rate varies from 0.75% to 1.75% for the Line of Credit and Term Loan based on our funded debt ratio. At December 31, 2015, our marginal rate was 0.75% resulting in an annual interest rate of 1.11%.

In connection with an amendment to the Loan Agreement on November 15, 2013, we paid down the Term Loan by $0.6 million in order to bring the outstanding principal balance to $10.8 million to achieve an 80% loan to value ratio on certain property securing the Loan Agreement. Accrued interest for the Term Loan is due and payable monthly. Principal payments on the Term Loan are due monthly in accordance with an agreed-upon schedule set forth in the Loan Agreement, with any unpaid principal balance and unpaid accrued interest due and payable on September 30, 2023.

The Loan Agreement authorizes acquisitions within the same line of business as long as we remain in compliance with the financial covenants of the Loan Agreement and there is at least $5.0 million of availability remaining on the Line of Credit following the acquisition.

Under the Loan Agreement, a quarterly fee on the unused portion of the Line of Credit, including the undrawn amount of the related standby letter of credit, varies from 0.15% to 0.30% based upon our funded debt ratio.

Index

At December 31, 2015, the quarterly fee was 0.15% and the fee totaled the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Loan Agreement fee	$24	$33	$33

An annual fee is payable in advance on the notional amount of each standby letter of credit issued and outstanding multiplied by an applicable rate ranging from 0.75% to 1.75%. We had no letters of credit outstanding during 2015, 2014 or 2013.

We were in compliance with all applicable contractual financial covenants of the Loan Agreement at December 31, 2015. These financial covenants under the Loan Agreement are measured on a trailing four-quarter basis. We are required to maintain a funded debt ratio of up to 4.0 to 1 and a fixed charge coverage ratio above 1.20 to 1. The funded debt ratio maximum is reduced to 3.5 to 1 on January 1, 2017 and 3.0 to 1 on January 1, 2018.

The Loan Agreement is secured by substantially all of our personal property and fixtures and by our Oregon brewery. In addition, we are permitted to declare or pay dividends, repurchase outstanding common stock or incur additional debt, subject to limitations. We are restricted from entering into any agreement that would result in a change in control.

Promissory Notes Payable to Individual Lenders
We assumed an obligation for three promissory notes signed in connection with the acquisition of commercial real estate related to our Portland, Oregon brewery. These notes were separately executed with three individuals, but with substantially the same terms and conditions. Each promissory note was secured by a deed of trust on the commercial real estate. The notes bore a fixed interest rate of 24% per annum through June 30, 2010, after which time the rate increased to 26.9% per annum as a result of a one-time adjustment reflecting the change in the consumer price index from the date of issue, July 1, 2005, to July 1, 2010. The promissory notes were carried at the total of stated value plus a premium reflecting the difference between our incremental borrowing rate and the stated note rate. The effective interest rate for each note was 6.31%. Each note matured on July 1, 2015 and, accordingly, no amounts were outstanding at December 31, 2015. As of December 31, 2014, $200,000 was outstanding on each note.

Note with Affiliated Party
In connection with the acquisition of Kona Brewing Company (“KBC”), we assumed an obligation for a promissory note payable (“Related Party Note”) to a counterparty that was a significant KBC shareholder and remains a shareholder of Craft Brew Alliance, Inc. The Related Party Note was secured by the equipment comprising a photovoltaic cell generation system (“photovoltaic system”) installed at our brewery located in Kailua-Kona, Hawaii. Accrued interest on the Related Party Note was due and payable monthly at a fixed interest rate of 4.75%, with monthly loan payments of $16,129. Any unpaid principal balance and unpaid accrued interest under the Related Party Note was due and payable on November 15, 2014. As of December 31, 2015 and 2014, no amounts remained due pursuant to the Related Party Note.

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

We have assessed our vulnerability to certain business and financial risks, including interest rate risk associated with our variable-rate long-term debt. To mitigate this risk, effective January 23, 2014, we entered into an interest rate swap contract with Bank of America, N.A. (“BofA”) for 75% of the Term Loan balance, to hedge the variability of interest payments associated with our variable-rate borrowings under our Term Loan with BofA. The Term Loan contract terminates on September 30, 2023, and had a total notional value of $7.5 million as of December 31, 2015. Through this swap agreement, we pay interest at a fixed rate of 2.86% and receive interest at a floating-rate of the one-month LIBOR, which was 0.36% at December 31, 2015.

On November 25, 2015, we entered into a $9.1 million notional amount interest rate swap agreement effective January 4, 2016, which expires January 1, 2019, to hedge the variability of interest payments associated with our variable-rate borrowings on our line of credit. The notional amount fluctuates based on a predefined schedule based on our anticipated borrowings. Through this swap agreement, we pay interest at a fixed rate of 1.28% and receive interest at a floating-rate of the one-month LIBOR, which

Index

was 0.36% at December 31, 2015. Since the interest rate swap hedges the variability of interest payments on variable rate debt with similar terms, it qualifies for cash flow hedge accounting treatment.

As of December 31, 2015, unrealized net losses of $569,000 were recorded in Accumulated other comprehensive loss as a result of these hedges. The effective portion of the gain or loss on the derivatives is reclassified into Interest expense in the same period during which we record Interest expense associated with the related debt. There was no hedge ineffectiveness during 2015, 2014 or 2013.

The fair value of our derivative instruments is as follows (in thousands):

	December 31,
	2015	2014
Fair value of interest rate swaps	$(569)	$(503)

The effect of our interest rate swap contracts that were accounted for as derivative instruments on our Consolidated Statements of Operations was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Year Ended December 31,
2015	$(66)	Interest expense	$209
2014	$(503)	Interest expense	$205
2013	$219	Interest expense	$188

Note 10. Fair Value Measurements

Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The following tables summarize liabilities measured at fair value on a recurring basis (in thousands):

Fair Value at December 31, 2015	Level 1	Level 2	Level 3	Total
Interest rate swap	$—	$(569)	$—	$(569)

Fair Value at December 31, 2014
Interest rate swap	$—	$(503)	$—	$(503)

We did not have any assets measured at fair value on a recurring basis at December 31, 2015 or December 31, 2014.

The fair value of our interest rate swap was based on quarterly statements from the issuing bank. There were no changes to our valuation techniques during 2015, 2014 or 2013.

We believe the carrying amounts of Cash and cash equivalents, Accounts receivable, Other current assets, Accounts payable, Accrued salaries, wages and payroll taxes, and Other accrued expenses are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

Index

We had fixed-rate debt outstanding as follows (in thousands):

	December 31,
	2015	2014
Fixed-rate debt on balance sheet	$676	$1,456
Estimated fair value of fixed-rate debt	$706	$1,513

We calculate the estimated fair value of our fixed-rate debt using a discounted cash flow methodology. Using estimated current interest rates based on a similar risk profile and duration (Level 2), the fixed cash flows are discounted and summed to compute the fair value of the debt.

Note 11. Segment Results and Concentrations

Net sales, Gross profit and gross margin information by segment was as follows (dollars in thousands):

2015	Beer Related	Pubs	Total
Net sales	$176,343	$27,825	$204,168
Gross profit	$58,610	$3,586	$62,196
Gross margin	33.2%	12.9%	30.5%

2014
Net sales	$173,687	$26,335	$200,022
Gross profit	$55,174	$3,536	$58,710
Gross margin	31.8%	13.4%	29.4%

2013
Net sales	$154,830	$24,350	$179,180
Gross profit	$47,055	$3,206	$50,261
Gross margin	30.4%	13.2%	28.1%

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

Sales to wholesalers through the A-B Distributor Agreement represented the following percentage of our Sales:

Year Ended December 31,
2015	2014	2013
81.2%	82.1%	82.6%

Receivables from A-B represented the following percentage of our Accounts receivable balance:

December 31,
2015	2014
66.4%	66.8%

All of our long-term assets are located in the U.S. and Sales outside of the U.S. are insignificant.

Index

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

With the approval of the 2014 Stock Incentive Plan (the “2014 Plan”) in May 2014, no further grants of stock-based awards may be made under our 2010 Stock Incentive Plan (the “2010 Plan”). However, the provisions of the 2010 Plan will remain in effect until all outstanding awards are exercised, settled or terminated. Shares subject to terminated awards under the 2010 Plan are not added to the pool of shares available for grant pursuant to the 2014 Plan.

2014 Stock Incentive Plan
The 2014 Plan provides for grants of stock options, restricted stock, restricted stock units, performance awards and stock appreciation rights, as well as other stock-based awards. While incentive stock options may only be granted to employees, awards other than incentive stock options may be granted to employees, non-employee directors and outside consultants. Options granted to our employees have generally been subject to a five-year vesting period. Vested options generally remain exercisable until ten years following the date of grant. The exercise price of stock options must be at least equal to the fair market value per share of our common stock on the date of grant. A maximum of 1,000,000 shares of common stock are authorized for issuance under the 2014 Plan. As of December 31, 2015, there were 763,121 shares available for future awards pursuant to the 2014 Plan.

Terms of awards granted pursuant to the 2002 Plan, the 2007 Plan and the 2010 Plan were similar to the terms of awards granted pursuant to the 2014 Plan.

Stock-Based Compensation
Certain information regarding our stock-based compensation was as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Weighted average per share fair value of stock options granted	$7.68	$6.89	$4.90
Intrinsic value of stock options exercised	92	932	554
Intrinsic value of fully-vested stock awards granted	42	288	1,039

Stock-based compensation expense was recognized in our Consolidated Statements of Operations as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Selling, general and administrative expense	$1,074	$666	$464
Cost of sales	83	118	85
Total stock-based compensation expense	$1,157	$784	$549

We amortize stock-based compensation on a straight-line basis over the vesting period of the individual awards, which is the requisite service period, with estimated forfeitures considered.

At December 31, 2015, we had total unrecognized stock-based compensation expense of $2.0 million, which will be recognized over the weighted average remaining vesting period of 2.8 years.

Index

The following weighted average assumptions were utilized in determining fair value pursuant to the Black-Scholes option pricing model:

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.87%	2.11%	1.61%
Dividend yield	—%	—%	—%
Expected life	6.72 years	7.34 years	7.85 years
Volatility	61.50%	60.20%	58.91%

The risk-free rate used is based on the U.S. Treasury yield curve over the estimated term of the options granted. Expected lives were estimated based on historical exercise data. The expected volatility is calculated based on the historical volatility of our common stock.

Stock-Based Awards Plan Activity

Stock Option Activity
Stock option activity for the year ended December 31, 2015 was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2014	305,031	$9.35
Granted	136,135	12.78
Exercised	(23,319)	6.38
Cancelled	(47,207)	10.23
Outstanding at December 31, 2015	370,640	10.68

Certain information regarding options outstanding as of December 31, 2015 was as follows:

	Options Outstanding	Options Exercisable
Number	370,640	86,826
Weighted average exercise price	$10.68	$8.94
Aggregate intrinsic value	$87,000	$42,000
Weighted average remaining contractual term	8.2 years	7.2 years

Performance-Based Stock Grants
During the first quarter of 2015, we granted performance-based common stock awards to selected executives under the 2014 Plan, with vesting contingent upon meeting various company-wide performance goals. During the second quarter of each of 2014, 2013, 2012 and 2011, we granted performance-based common stock awards to selected executives under the 2010 Plan, with vesting contingent upon meeting various company-wide performance goals. The performance goals were tied to target amounts of adjusted EBITDA and Net sales for each of the three-year periods ending December 31, 2017, 2015, 2014 and 2013, respectively; for the awards granted in 2014, the measurement period is the 11 quarters ending December 31, 2016. The awards earned on the 2015, 2014, and 2013 grants will range from zero to 125% of the targeted number of performance shares for the performance periods ending March 31, 2018, 2017, and 2016, respectively. For the 2011 grant, 50% of the targeted number of performance shares were earned for the performance period ended March 31, 2014. For the 2012 grant, 46% of the targeted number of performance shares were earned for the performance period ended March 31, 2015. Awards, if earned, are paid in shares of common stock.

Index

Activity related to performance-based awards was as follows (in shares):

	2015 Awards	2014 Awards	2013 Awards	2012 Awards	Total
Granted (target amount)	67,200	64,882	33,348	42,450	207,880
Vested	—	—	—	(19,509)	(19,509)
Canceled due to termination of employee	—	—	(2,779)	—	(2,779)
Canceled due to failure to meet performance goals	—	—	—	(22,941)	(22,941)
Not expected to vest due to failure to meet performance goals	—	—	(18,869)	—	(18,869)
Expected to vest as of December 31, 2015	67,200	64,882	11,700	—	143,782

Stock Grants
On the date of our Annual Meeting of Shareholders, each non-employee director received an annual grant of fully-vested shares of our common stock with a fair value of $35,000 in 2015, $30,000 in 2014 and $25,000 in 2013. The 2015 amount included 3,238 fully-vested shares of common stock granted to each of our seven non-employee directors for a total of 22,666 shares. In May 2015, a total of 10,782 shares were issued to certain of our full-time non-executive employees.

Note 13. Earnings Per Share

The following table reconciles shares used for basic and diluted earnings per share ("EPS") and provides other information (in thousands):

	Year Ended December 31,
	2015	2014	2013
Weighted average common shares used for basic EPS	19,152	19,038	18,923
Dilutive effect of stock-based awards	23	88	119
Shares used for diluted EPS	19,175	19,126	19,042

Stock-based awards not included in diluted per share calculations as they would be antidilutive (in thousands)	241	85	1

Note 14. Income Taxes

All of our income is generated in the U.S. The components of income tax expense were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current federal	$491	$1,079	$746
Current state	133	234	184
	624	1,313	930

Deferred federal	728	595	305
Deferred state	148	114	69
	876	709	374
	$1,500	$2,022	$1,304

Index

Income tax expense differs from the amount computed by applying the statutory federal income tax rate to income before income taxes as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Provision at U.S. statutory rate	$1,264	$1,734	$1,109
State taxes, net of federal benefit	182	217	182
Permanent differences, primarily meals and entertainment	250	304	198
Domestic production activities deduction	(63)	(113)	(98)
Tax credits	(133)	(120)	(87)
	$1,500	$2,022	$1,304

Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets
Net operating losses and alternative minimum tax credit carryforwards	$372	$364
Accrued salaries and severance	1,396	1,150
Other	1,208	1,153
	2,976	2,667
Deferred tax liabilities
Property, equipment and leasehold improvements	(14,351)	(13,139)
Intangible assets	(6,153)	(6,240)
Other	(236)	(188)
	(20,740)	(19,567)
	$(17,764)	$(16,900)

As of December 31, 2015, included in our net operating losses and alternative minimum tax credit carryforwards were the following (in thousands):

State NOLs, tax effected	$30
Federal alternative minimum tax credit carryforwards	$343

In assessing the realizability of our deferred tax assets, we consider future taxable income expected to be generated by the projected differences between financial statement depreciation and tax depreciation, cumulative earnings generated to date and other evidence available to us. Based upon this consideration, we assessed that all of our deferred taxes are more likely than not to be realized, and, as such, we have not recorded a valuation allowance as of December 31, 2015 or 2014.

There were no unrecognized tax benefits as of December 31, 2015 or 2014 and we do not anticipate significant changes to our unrecognized tax benefits within the next twelve months.

Our major tax jurisdictions include U.S. federal and various U.S. states. Tax years that remain open for examination by the Internal Revenue Service ("IRS") include the years from 2012 through 2015. Tax years remaining open in states where we have a significant presence range from 2011 to 2015. In addition, tax years 2003 and 2008 are eligible for examination by the IRS and state tax jurisdictions due to our utilization of the NOLs generated in these tax years in our tax returns.

Index

Note 15. Employee Benefit Plans

We sponsor a defined contribution 401(k) plan for all employees 18 years or older. Employee contributions may be made on a before-tax basis, limited by IRS regulations. For the years ended December 31, 2015, 2014 and 2013, we matched 50% of the employee’s contributions up to 6% of eligible compensation. Eligibility for the matching contribution in all years began after the participant had worked a minimum of three months. Our matching contributions to the plan vest ratably over five years of service by the employee. During 2014, we used approximately $165,000 of previously forfeited matching contributions to fund current matching contributions, which decreased our 2014 expense. We recognized expense associated with matching contributions as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
401(k) expense	$817	$632	$744

Note 16. Commitments

Operating Leases
We lease office space, restaurant and production facilities, warehouse and storage space, land and equipment under operating leases that expire at various dates through the year ending December 31, 2064. Certain leases contain renewal options for varying periods and escalation clauses for adjusting rent to reflect changes in price indices. Certain leases require us to pay for insurance, taxes and maintenance applicable to the leased property. Under the terms of the land lease for our New Hampshire Brewery, we hold a first right of refusal to purchase the property should the lessor decide to sell the property.

Minimum aggregate future lease payments under non-cancelable operating leases as of December 31, 2015 are as follows (in thousands):

2016	$5,983
2017	5,791
2018	2,050
2019	1,934
2020	1,498
Thereafter	22,607
$39,863

Rent expense under all operating leases, including short-term rentals as well as cancelable and noncancelable operating leases, gross, was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Rent expense	$2,042	$2,323	$2,554

We sub-lease corporate office space to an unrelated party pursuant to a 5-year lease that began in February 2011. In December 2014, the lease agreement was amended to extend the lease through 2025, with an option to cancel in 2020 with 180 days’ written notice and a fee of $150,000. We recognized rental income related to the sublease, which was recorded as an offset to rent expense in our Consolidated Statements of Operations, as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Rental income	$369	$269	$266

Index

Future minimum lease rentals pursuant to this agreement as of December 31, 2015 are as follows (in thousands):

2016	$369
2017	369
2018	369
2019	369
2020	369
Thereafter	1,850
$3,695

We lease our headquarters office space, restaurant and storage facilities located in Portland, land and certain equipment from two limited liability companies, both of whose members include our former Board Chair, who is also a significant shareholder, and a nonexecutive officer. Lease payments to these lessors were as follows (in thousands) and are included in the Rent expense under all operating leases above:

Year Ended December 31,
2015	2014	2013
$120	$125	$127

The lease for the headquarters office space and restaurant facility expires in 2034, with an extension at our option for two 10-year periods, while the lease for the other facilities, land and equipment expires in 2017 with an extension at our option for two 5-year periods. We hold a right to purchase the headquarters office space and restaurant facility at the greater of $2.0 million or the fair market value of the property as determined by a contractually established appraisal method. The right to purchase is not valid in the final year of the lease term or in each of the final years of the renewal terms, as applicable. All lease terms are considered to be arm’s-length transactions.

We hold lease and sublease obligations for certain office space and the land underlying the brewery and pub location in Kona, Hawaii, with a company whose owners include a shareholder who owns more than 5% of our common stock and a former nonexecutive officer whose employment ended in 2015. The sublease contracts expire on various dates through 2020, with an extension at our option for two 5-year periods. Lease payments to this lessor were as follows (in thousands) and are included in the Rent expense under all operating leases above:

Year Ended December 31,
2015	2014	2013
$524	$499	$428

All lease terms are considered to be arm’s-length transactions. In December 2015, related to the execution of the long-term land lease with an unrelated third party for our new Kona brewery, we also paid approximately $100,000 to the lessor described above to acquire their right of first refusal on the land lease from the unrelated third party.

Purchase and Sponsorship Commitments
We periodically enter into commitments to purchase certain raw materials in the normal course of business. Furthermore, we have entered into purchase commitments and commodity contracts to ensure we have the necessary supply of malt and hops to meet future production requirements. Certain of the malt and hop commitments are for crop years through 2020. We believe that malt and hop commitments in excess of future requirements, if any, will not have a material impact on our financial condition or results of operations. We may take delivery of the commodities in excess of our requirements or make payments against the purchase commitments earlier than contractually obligated, which means our cash outlays in any particular year may exceed or be less than the commitment amount disclosed.

In certain cases, we have executed agreements with selected vendors to source our requirements for specific malt and hop varieties for the years ending December 31, 2016, 2017, 2018, 2019 and 2020; however, either the quantity to be delivered or the full price for the commodity has not been established at the present time. To the extent the commitment is not measurable or has not been fixed, that portion of the commitment has been excluded from the table below.

We have entered into multi-year sponsorship and promotional commitments with certain professional sports teams and entertainment companies. Generally, in exchange for our sponsorship consideration, we post signage and provide other promotional materials at the site or the event. The terms of these sponsorship commitments expire at various dates through September 30, 2018.

Index

Aggregate future payments under purchase and sponsorship commitments as of December 31, 2015 are as follows (in thousands):

	Purchase Obligations	Sponsorship Obligations	Total
2016	$25,679	$1,299	$26,978
2017	4,768	589	5,357
2018	3,956	464	4,420
2019	1,581	—	1,581
2020	1,571	—	1,571
Thereafter	—	—	—
	$37,555	$2,352	$39,907

Note 17. Related Party Transactions

For additional related party transactions, see Notes 8 and 16.

As of December 31, 2015 and 2014, A-B owned approximately 31.6% and 31.7%, respectively, of our outstanding common stock.

A-B Distributor Agreement
The A-B Distributor Agreement requires a $0.25 per case equivalent Margin Fee to be paid to A‑B for beer sold through A-B or the associated A‑B distribution network, except for beer sold in qualifying territories, through December 31, 2018. Beer sold through A-B or the associated A-B distribution network in qualifying territories, as defined, was exempt from Margin Fees until September 30, 2013, and thereafter are assessed Margin Fees at the $0.25 per case equivalent through December 31, 2018. In the event the A-B Distributor Agreement is renewed beyond December 31, 2018, the A-B Distributor Agreement sets Margin Fees to be paid to A‑B for the period beginning January 1, 2019 and ending December 31, 2028, at $0.75 per case equivalent.

If we purchase additional beer brands, we may distribute those brands outside of the A-B Distributor Agreement while still selling existing brands to A-B affiliated wholesalers. We would not be obligated to pay margin fees on sales of the new brand.

Transactions with A-B
Transactions with A-B consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Gross sales to A-B	$179,974	$178,805	$161,010
Margin fee paid to A-B, classified as a reduction of Sales	2,594	2,644	2,009
Handling, inventory management, royalty and other fees paid to A-B, classified in Cost of sales	396	393	402

Amounts due to or from A-B were as follows (in thousands):

	December 31,
	2015	2014
Amounts due from A-B related to beer sales pursuant to the A-B distributor agreement	$12,576	$7,846
Refundable deposits due to A-B	(2,291)	(2,629)
Amounts due to A-B for services rendered	(1,645)	(1,821)
Net amount due from A-B	$8,640	$3,396

Note 18. Subsequent Event

Agreement with Rainier Brewing Company
On January 8, 2016, we entered into brewing agreements with Pabst Northwest Brewing Company, dba Rainier Brewing Company ("Rainier"), a subsidiary of Pabst Brewing Company, under which Rainier will begin brewing selected Rainier brands at our brewery in Woodinville, Washington, in the spring of 2016 under an alternating proprietorship or services agreement. We will

Index

continue to operate the Woodinville brewery and the adjacent Redhook Forecaster's Pub under the agreements, which expire on December 31, 2018.

In conjunction with the brewing agreements, we granted Rainier an option to purchase the Woodinville brewery and adjacent pub, as well as related assets (together, the "Property"), at any time prior to termination of the brewing agreement. The purchase price of the Property will be $25.0 million if Rainier exercises the option during the first year of the agreement, $26.0 million if exercise occurs during the second year of the agreement, and $28.0 million if Rainier exercises the option during the third year of the agreement and on or before the close of business on December 31, 2018. Under the option agreement, Rainier has the right to conduct an additional diligence review of environmental and title issues relating to the Property, and to terminate both the brewery agreements and the option agreement if it is not satisfied with its diligence investigation of those matters at the end of the review period, which is expected to expire by April 17, 2016. If Rainier does not exercise its option to purchase the Property, it may be required to pay us a termination fee.

Index

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

Changes in Internal Control Over Financial Reporting
During the fourth quarter of 2015, no changes in our internal control over financial reporting were identified in connection with the evaluation required by Exchange Act Rule 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Moss Adams LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2015, as stated in their report, which is included herein.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Craft Brew Alliance, Inc.

We have audited Craft Brew Alliance, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Craft Brew Alliance, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Craft Brew Alliance, Inc. as of December 31, 2015 and 2014, and the consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015, and our report dated March 2, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ Moss Adams LLP

Portland, Oregon
March 2, 2016

Index

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is contained in part in our definitive proxy statement for our 2016 Annual Meeting of Shareholders to be held on May 11, 2016 (the “2016 Proxy Statement”) under the captions “Board of Directors – Nominees for Director,” “Board of Directors – Committees of the Board – Audit Committee,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and the information contained therein is incorporated herein by reference.

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

Item 11. Executive Compensation

Information required by this Item is contained in our 2016 Proxy Statement under the captions “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Employment Agreements and Potential Payments Upon Termination or Change-in-Control,” “Director Compensation” and “Board of Directors – Committees of the Board – Compensation Committee” and the information contained therein is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans
The following is a summary as of December 31, 2015 of all of our plans that provide for the issuance of equity securities as compensation. See Note 12 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	514,422	(1)	$10.68	763,121
Equity compensation plans not approved by shareholders	—		—	—
Total	514,422		$10.68	763,121

(1)
Includes a total of 143,782 performance shares that may vest between March 31, 2016 and March 31, 2018, based on the expected levels of achievement of financial targets over three separate performance periods. The shares are not included in the calculation of weighted average price in column (b).

The remaining information required by this Item is contained in our 2016 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and the information contained therein is incorporated herein by reference.

Index

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is contained in our 2016 Proxy Statement under the captions “Transactions with Related Persons” and “Board of Directors – Director Independence” and the information contained therein is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item is contained in our 2016 Proxy Statement under the caption “Proposal No. 2 — Ratification of Appointment of Independent Registered Public Accounting Firm” and the information contained therein is incorporated herein by reference.

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

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Portland, Oregon, on March 2, 2016.

Craft Brew Alliance, Inc.

By:	/s/ Joseph K. O’Brien
Joseph K. O’Brien
Corporate Controller and Principal
Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 2, 2016.

Signature	Title

/s/ Andrew J. Thomas	Chief Executive Officer
Andrew J. Thomas	(Principal Executive Officer)

/s/ Joseph K. Vanderstelt	Chief Financial Officer and Treasurer
Joseph K. Vanderstelt	(Principal Financial Officer)

/s/ Joseph K. O’Brien	Corporate Controller
Joseph K. O’Brien	(Principal Accounting Officer)

*	Chairman of the Board and Director
David R. Lord

*	Director
Timothy P. Boyle

*	Director
Marc J. Cramer

*	Director
Kevin R. Kelly

*	Director
Thomas D. Larson

*	Director
John D. Rogers, Jr.

*By:	/s/ Andrew J. Thomas
Andrew J. Thomas,
as attorney in fact

Index

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

10.1*	2010 Stock Incentive Plan (incorporated by reference from Appendix B to the Registrant’s Proxy Statement for its 2010 Annual Meeting of Shareholders)
10.2*
Form of Nonqualified Stock Option Agreement (Executive Officer Grants) for the 2010 Stock Incentive Plan (incorporated by reference from Exhibit 10.11 to the Registrant’s Form 10-K for the year ended December 31, 2010)

10.3*
Form of Performance Share Award Agreement for Executive Officers for the 2010 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2014)

10.4*	2014 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 27, 2014)
10.5*	Form of Nonqualified Option Agreement for the 2014 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2015)
10.6*
Form of Performance Share Award Agreement for Executive Officers for the 2014 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2015)

10.7*
Transition and Separation Agreement between the Registrant and Mark D. Moreland, dated October 31, 2014 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 5, 2014)

10.8*	Letter of Agreement between the Registrant and Robert Widmer dated May 26, 2010 (incorporated by reference from Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2010)
10.9*	Employment Agreement between the Registrant and Andrew J. Thomas, dated December 30, 2015
10.10*
Employee Noncompetition and Nonsolicitation Agreement between the Registrant and Andrew J. Thomas, dated November 20, 2013 (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 21, 2013)

10.11*
Letter of Agreement between the Registrant and J. Scott Mennen dated August 4, 2014 (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)

10.12*
Letter of Agreement between the Registrant and John W. Glick dated August 5, 2014 (incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)

10.13*
Letter of Agreement between the Registrant and Kenneth C. Kunze dated August 5, 2014 (incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)

10.14*
Letter of Employment Agreement between the Registrant and Joseph K. Vanderstelt dated April 27, 2015(incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2015)

10.15*
Letter of Confidentiality/Proprietary Information and Noncompetition Agreement between the Registrant and Joseph K. Vanderstelt dated April 27, 2015 (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2015)

10.16*	Summary of Compensation Arrangements for Non-Employee Directors as of January 1, 2016
10.17*	Annual Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 22, 2015)
10.18
Sublease between Pease Development Authority as Sublessor and the Registrant as Sublessee, dated May 30, 1995 (incorporated by reference from Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, No. 33-94166)

10.19
Amended and Restated Credit Agreement, dated November 30, 2015, among Craft Brew Alliance, Inc., its subsidiaries, and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on December 3, 2015)

Index

Exhibit Number	Description
10.20
Amended and Restated Security Agreement, dated November 30, 2015, among Craft Brew Alliance, Inc., its subsidiaries, and Bank of America, N.A. (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 3, 2015)

10.21
Amended and Restated Continuing and Unconditional Guaranty, dated November 30, 2015, among Craft Brew Alliance, Inc., its subsidiaries, and Bank of America, N.A. (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 3, 2015)

10.22
Amended and Restated Exchange and Recapitalization Agreement dated as of May 1, 2011 between the Registrant and A-B (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 4, 2011)

10.23
Amended and Restated Master Distributor Agreement dated as of May 1, 2011 between the Registrant and A-B (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 4, 2011)

10.24	Amendment to A-B Master Distributor Agreement dated May 11, 2012 (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2012)
10.25	Amendment to A-B Master Distributor Agreement dated November 20, 2013 (incorporated by reference from Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013)
10.26
Registration Rights Agreement dated as of July 1, 2004 between the Registrant and A‑B (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 2, 2004) (File No. 0-26542)

10.27
Master Lease Agreement dated as of June 6, 2007 between Banc of America Leasing & Capital, LLC and Widmer Brothers Brewing Company (incorporated by reference from Exhibit 10.2 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-4, No. 333-149908 filed on May 2, 2008 (“S-4 Amendment No. 1”))

10.28
Amended and Restated License Agreement dated as of February 28, 1997 between Widmer Brothers Brewing Company and Widmer’s Wine Cellars, Inc. and Canandaigua Wine Company, Inc. (incorporated by reference to Exhibit 10.3 from the S-4 Amendment No. 1)

10.29
Restated Lease dated as of January 1, 1994 between Smithson & McKay Limited Liability Company and Widmer Brothers Brewing Company (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010)

10.30	Commercial Lease (Restated) dated as of December 18, 2007 between Widmer Brothers LLC and Widmer Brothers Brewing Company (incorporated by reference to Exhibit 10.5 from the S-4 Amendment No. 1)
10.31
Sublease dated as of September 1, 2010 between Manini Holdings, LLC and Kona Brewing Co., LLC. (incorporated by reference from Exhibit 10.41 to the Registrant’s Form 10-K for the year ended December 31, 2010)

10.32†
Amended and Restated Continental Distribution and Licensing Agreement between the Registrant and Kona Brewery LLC dated March 26, 2009 (incorporated by reference from Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010)

10.33
Sublease dated as of March 31, 2011 between Manini Holdings, LLC and Kona Brewing Co., LLC (incorporated by reference from Exhibit 10.43 to the Registrant’s Amendment No. 1 to Form 10-K for the year ended December 31, 2010 filed on April 22, 2011)

21.1	Subsidiaries of the Registrant (incorporated by reference from Exhibit 21.1 to the Registrant’s Form 10-K for the year ended December 31, 2010 filed on April 1, 2011)
23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney – Directors of Craft Brew Alliance, Inc.
31.1	Certification of Chief Executive Officer of Craft Brew Alliance, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer of Craft Brew Alliance, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Form 10-K for the year ended December 31, 2015 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press Release dated March 2, 2016
99.2	Description of Common Stock (incorporated by reference from Exhibit 99.2 to the Registrant’s Form 10-K for the year ended December 31, 2012 filed on March 12, 2013)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document

Index

Exhibit Number	Description
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes a management contract or a compensatory plan or arrangement.

†
Confidential treatment has been requested with respect to portions of this exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.