Form 10-Q
period 2016-03-31
CRAFT BREW ALLIANCE, INC.
filed 2016-05-04
CIK 892222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2016
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

The number of shares of the registrant’s common stock outstanding as of April 26, 2016 was 19,187,777.

CRAFT BREW ALLIANCE, INC.

Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$1,110	$911
Accounts receivable, net	17,263	18,926
Inventory, net	20,033	18,300
Deferred income tax asset, net	3,872	1,905
Other current assets	2,618	2,439
Total current assets	44,896	42,481
Property, equipment and leasehold improvements, net	120,689	116,867
Goodwill	12,917	12,917
Intangible and other assets, net	18,008	18,069
Total assets	$196,510	$190,334
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$19,452	$17,100
Accrued salaries, wages and payroll taxes	5,247	5,468
Refundable deposits	6,340	6,559
Other accrued expenses	1,550	2,009
Current portion of long-term debt and capital lease obligations	602	507
Total current liabilities	33,191	31,643
Long-term debt and capital lease obligations, net of current portion	26,913	18,991
Fair value of derivative financial instruments	902	569
Deferred income tax liability, net	19,355	19,669
Other liabilities	806	724
Total liabilities	81,167	71,596
Commitments and contingencies
Common shareholders' equity:
Common stock, $0.005 par value. Authorized 50,000,000 shares; issued and outstanding 19,179,006 and 19,179,006	96	96
Additional paid-in capital	139,554	139,534
Accumulated other comprehensive loss	(558)	(352)
Accumulated deficit	(23,749)	(20,540)
Total common shareholders' equity	115,343	118,738
Total liabilities and common shareholders' equity	$196,510	$190,334

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Sales	$41,793	$44,619
Less excise taxes	2,571	2,910
Net sales	39,222	41,709
Cost of sales	30,505	30,547
Gross profit	8,717	11,162
Selling, general and administrative expenses	13,924	12,953
Operating loss	(5,207)	(1,791)
Interest expense	(147)	(121)
Other income, net	6	6
Loss before income taxes	(5,348)	(1,906)
Income tax benefit	(2,139)	(743)
Net loss	$(3,209)	$(1,163)
Basic and diluted net loss per share	$(0.17)	$(0.06)
Shares used in basic and diluted per share calculations	19,179	19,115

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2016	2015
Net loss	$(3,209)	$(1,163)
Unrealized loss on derivative hedge transactions, net of tax	(206)	(79)
Comprehensive loss	$(3,415)	$(1,242)

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(3,209)	$(1,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,615	2,288
Loss on sale or disposal of Property, equipment and leasehold improvements	2	215
Deferred income taxes	(2,155)	(757)
Stock-based compensation	20	280
Other	552	(140)
Changes in operating assets and liabilities:
Accounts receivable, net	1,663	(2,449)
Inventories	(2,188)	(4,491)
Other current assets	(178)	9
Accounts payable and other accrued expenses	1,732	4,409
Accrued salaries, wages and payroll taxes	(221)	88
Refundable deposits	(328)	(149)
Net cash used in operating activities	(1,695)	(1,860)

Cash flows from investing activities:
Expenditures for Property, equipment and leasehold improvements	(5,651)	(3,228)
Proceeds from sale of Property, equipment and leasehold improvements	—	385
Net cash used in investing activities	(5,651)	(2,843)

Cash flows from financing activities:
Principal payments on debt and capital lease obligations	(225)	(122)
Net borrowings under revolving line of credit	7,770	4,900
Net cash provided by financing activities	7,545	4,778
Increase in Cash and cash equivalents	199	75

Cash and cash equivalents:
Beginning of period	911	981
End of period	$1,110	$1,056
Supplemental disclosure of cash flow information:
Cash paid for interest	$132	$148
Cash paid for income taxes, net	62	40
Supplemental disclosure of non-cash information:
Purchase of Property, equipment and leasehold improvements with capital lease	$473	$—
Purchases of Property, equipment and leasehold improvements included in Accounts payable at end of period	1,495	819
The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Annual Report”). These consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements are unaudited but, in the opinion of management, reflect all material adjustments necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods presented. All such adjustments were of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results of operations for the full year.

Note 2. Recent Accounting Pronouncements

ASU 2016-10
In April 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-10, "Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing." ASU 2016-10 clarifies aspects of Topic 606 related to identifying performance obligations and the licensing implementation guidance, while retaining the related core principles for those areas. The effective date and transition requirements for ASU 2016-10 are the same as the effective date and transition requirements in Topic 606 (ASU 2014-09). While we do not expect the adoption of ASU 2016-10 to have a material effect on our business, we are still evaluating any potential impact that adoption of ASU 2016-10 may have on our financial position, results of operations or cash flows.

ASU 2016-09
In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation - Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 simplifies the accounting for several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.We are still evaluating any potential impact that adoption of ASU 2016-09 may have on our financial position, results of operations or cash flows.

ASU 2016-02
In February 2016, the FASB issued ASU 2016-02, "Leases." ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosing key information about leasing arrangements. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. We are still evaluating any potential impact that adoption of ASU 2016-02 may have on our financial position, results of operations or cash flows.

ASU 2016-01
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10).” ASU 2016-01 enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information by addressing certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The amendments simplify certain requirements and also reduce diversity in current practice for other requirements. ASU 2016-01 is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Except for the early application guidance specifically allowed in ASU 2016-01, early adoption is not permitted. We do not expect the adoption of ASU 2016-01 to have a material effect on our financial position, results of operations or cash flows.

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

Index

ASU 2015-15
In August 2015, the FASB issued ASU 2015-15, “Interest - Imputation of Interest (Subtopic 835-30).” ASU 2015-15 provides guidance as to the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. The adoption of ASU 2015-15 did not have a material effect on our financial position, results of operations or cash flows.

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

ASU 2015-05
In April 2015, the FASB issued ASU 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)." ASU 2015-05 provides guidance regarding the accounting for a customer's fees paid in a cloud computing arrangement; specifically about whether a cloud computing arrangement includes a software license, and if so, how to account for the software license. ASU 2015-05 is effective for public companies' annual periods, including interim periods within those fiscal years, beginning after December 15, 2015 on either a prospective or retrospective basis. The adoption of ASU 2015-05 did not have a material effect on our financial position, results of operations or cash flows.

ASU 2015-03
In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. The adoption of ASU 2015-03 did not have a material effect on our financial position, results of operations or cash flows.

ASU 2015-02
In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis," which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability companies, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current U.S. GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (“VIE”), and changing consolidation conclusions for companies in several industries that typically make use of limited partnerships or VIEs. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of ASU 2015-02 did not have a material effect on our financial position, results of operations or cash flows.

Index

Note 3. Cash and Cash Equivalents

We maintain cash balances with financial institutions that may exceed federally insured limits. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2016 and December 31, 2015, we did not have any cash equivalents.

As part of our cash management system, we use a controlled disbursement account to fund cash distribution checks presented for payment by the holder. Checks issued but not yet presented to banks may result in overdraft balances for accounting purposes. As of March 31, 2016 and December 31, 2015, bank overdrafts of $1.5 million and $2.2 million, respectively, were included in Accounts payable on our Consolidated Balance Sheets. Changes in bank overdrafts from period to period are reported in the Consolidated Statements of Cash Flows as a component of operating activities within Accounts payable and Other accrued expenses.

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

Inventories consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$5,768	$5,468
Work in process	3,673	3,822
Finished goods	7,399	6,109
Packaging materials	1,086	727
Promotional merchandise	1,431	1,477
Pub food, beverages and supplies	676	697
	$20,033	$18,300

Work in process is beer held in fermentation tanks prior to the filtration and packaging process.

Note 5. Related Party Transactions

Transactions with Anheuser-Busch, LLC (“A-B”) and Ambev
In December 2015 we partnered with Ambev, the Brazilian subsidiary of Anheuser-Busch InBev SA, to distribute Kona beers into Brazil. Transactions with A-B and Ambev consisted of the following (in thousands):

	Three Months Ended March 31,
	2016	2015
Gross sales to A-B and Ambev	$32,256	$35,666
Margin fee paid to A-B, classified as a reduction of Sales	358	538
Inventory management and other fees paid to A-B, classified in Cost of sales	87	90

Index

Amounts due to or from A-B were as follows (in thousands):

	March 31, 2016	December 31, 2015
Amounts due from A-B related to beer sales pursuant to the A-B distributor agreement	$11,084	$12,576
Refundable deposits due to A-B	(2,286)	(2,291)
Amounts due to A-B for services rendered	(1,635)	(1,645)
Net amount due from A-B	$7,163	$8,640

Operating Leases
We lease our headquarters office space, restaurant and storage facilities located in Portland, Oregon, as well as the land and certain equipment, from two limited liability companies, both of whose members include our former Board Chair, who is also a significant shareholder, and a nonexecutive officer. Lease payments to these lessors were as follows (in thousands):

Three Months Ended March 31,
2016	2015
$30	$30

We lease or sublease certain office space and the land underlying the brewery and pub location in Kona, Hawaii, from a company whose owners include a shareholder who owns more than 5% of our common stock and a former nonexecutive officer whose employment ended in 2015. The sublease contracts expire on various dates through 2020, with an extension at our option for two five-year periods. Lease payments to this lessor were as follows (in thousands):

Three Months Ended March 31,
2016	2015
$129	$132

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

We have assessed our vulnerability to certain business and financial risks, including interest rate risk associated with our variable-rate long-term debt. To mitigate this risk, effective January 23, 2014, we entered into an interest rate swap contract with Bank of America, N.A. (“BofA”) for 75% of the Term Loan balance, to hedge the variability of interest payments associated with our variable-rate borrowings under our Term Loan with BofA. The current swap contract terminates on September 29, 2023, and had a total notional value of $7.5 million as of March 31, 2016. Through this swap agreement, we pay interest at a fixed rate of 2.86% and receive interest at a floating-rate of the one-month LIBOR, which was 0.44% at March 31, 2016.

On November 25, 2015, we entered into a $9.1 million notional amount interest rate swap agreement effective January 4, 2016, which expires January 1, 2019, to hedge the variability of interest payments associated with our variable-rate borrowings on our line of credit. The notional amount fluctuates based on a predefined schedule based on our anticipated borrowings. Through this swap agreement, we pay interest at a fixed rate of 1.28% and receive interest at a floating-rate of the one-month LIBOR, which was 0.44% at March 31, 2016.

Since the interest rate swaps hedge the variability of interest payments on variable rate debt with similar terms, they qualify for cash flow hedge accounting treatment.

As of March 31, 2016, unrealized net losses of $902,000 were recorded in Accumulated other comprehensive loss as a result of these hedges. The effective portion of the gain or loss on the derivatives is reclassified into Interest expense in the same period during which we record Interest expense associated with the Term Loan. There was no hedge ineffectiveness during the first quarter of 2016 or 2015.

Index

The fair value of our derivative instruments is as follows (in thousands):

Fair Value of Derivative Instruments
	March 31, 2016	December 31, 2015
Fair value of interest rate swaps	$(902)	$(569)

The effect of our interest rate swap contracts that were accounted for as a derivative instrument on our Consolidated Statements of Operations for the three-month periods ended March 31, 2016 and 2015 was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Three Months Ended March 31,
2016	$(333)	Interest expense	$63
2015	$(128)	Interest expense	$52

See also Note 7.

Note 7. Fair Value Measurements

Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The following tables summarize liabilities measured at fair value on a recurring basis (in thousands):

Fair Value at March 31, 2016	Level 1	Level 2	Level 3	Total
Interest rate swaps	$—	$(902)	$—	$(902)

Fair Value at December 31, 2015
Interest rate swaps	$—	$(569)	$—	$(569)

We did not have any assets measured at fair value on a recurring basis at March 31, 2016 or December 31, 2015.

The fair value of our interest rate swaps were based on quarterly statements from the issuing bank. There were no changes to our valuation techniques during the first quarter of 2016.

We believe the carrying amounts of Cash and cash equivalents, Accounts receivable, Other current assets, Accounts payable, Accrued salaries, wages and payroll taxes, and Other accrued expenses are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

We had fixed-rate debt outstanding as follows (in thousands):

	March 31, 2016	December 31, 2015
Fixed-rate debt on balance sheet	$1,021	$676
Estimated fair value of fixed-rate debt	$1,055	$706

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

Net sales, Gross profit and gross margin information by segment was as follows (dollars in thousands):

	Three Months Ended March 31,
2016	Beer Related	Pubs	Total
Net sales	$32,479	$6,743	$39,222
Gross profit	$7,854	$863	$8,717
Gross margin	24.2%	12.8%	22.2%

2015
Net sales	$35,558	$6,151	$41,709
Gross profit	$10,566	$596	$11,162
Gross margin	29.7%	9.7%	26.8%

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

Sales to wholesalers through the A-B Distributor Agreement represented the following percentage of our Sales:

Three Months Ended March 31,
2016	2015
76.3%	78.7%

Receivables from A-B represented the following percentage of our Accounts receivable balance:

March 31, 2016	December 31, 2015
64.2%	66.4%

Note 9. Significant Stock-Based Plan Activity and Stock-Based Compensation

Stock-Based Compensation Expense
Stock-based compensation expense was recognized in our Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of sales	14	29
Selling, general and administrative expense	6	251
Total stock-based compensation expense	$20	$280

Index

At March 31, 2016, we had total unrecognized stock-based compensation expense of $1.3 million, which will be recognized over the weighted average remaining vesting period of 2.9 years.

Note 10. Earnings Per Share

Because we were in a loss position for all periods presented, there is no difference between the number of shares used for the basic and diluted per share calculations.

	Three Months Ended March 31,
	2016	2015
Stock-based awards not included in diluted per share calculations as they would be antidilutive (in thousands)	253	165

Note 11. Agreement with Pabst Northwest Brewing Company

On January 8, 2016, we entered into brewing agreements with Pabst Northwest Brewing Company ("Pabst"), a subsidiary of Pabst Brewing Company, under which Pabst will begin brewing selected Rainier Brewing Company and other brands at our brewery in Woodinville, Washington, in the spring of 2016 under a licensing agreement. We will continue to operate the Woodinville brewery and the adjacent Redhook Forecaster's Pub under the agreements, which expire on December 31, 2018.

In conjunction with the brewing agreements, we granted Pabst an option to purchase the Woodinville brewery and adjacent pub, as well as related assets (together, the "Property"), at any time prior to termination of the brewing agreement. The purchase price of the Property will be $25.0 million if Pabst exercises the option during the first year of the agreement, $26.0 million if exercise occurs during the second year of the agreement, and $28.0 million if Pabst exercises the option during the third year of the agreement and on or before the close of business on December 31, 2018. Under the option agreement, Pabst conducted an additional diligence review of environmental and title issues relating to the Property, and, upon completion, did not exercise its right to terminate either the brewery agreements or the option agreement. If Pabst does not exercise its option to purchase the Property, it may be required to pay us a termination fee.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q includes forward-looking statements. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “may,” “plan” and similar expressions or their negatives identify forward-looking statements, which generally are not historical in nature. These statements are based upon assumptions and projections that we believe are reasonable, but are by their nature inherently uncertain. Many possible events or factors could affect our future financial results and performance, and could cause actual results or performance to differ materially from those expressed, including those risks and uncertainties described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Annual Report”), and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”). Caution should be taken not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein, as well as the audited Consolidated Financial Statements and Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2015 Annual Report. The discussion and analysis includes period-to-period comparisons of our financial results. Although period-to-period comparisons may be helpful in understanding our financial results, we believe that they should not be relied upon as an accurate indicator of future performance.

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

Index

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

We distribute our beers to retailers through wholesalers that are aligned with the Anheuser-Busch, LLC (“A-B”) network. These sales are made pursuant to a Master Distributor Agreement (the “A-B Distributor Agreement”) with A-B. As a result of this distribution arrangement, we believe that, under alcohol beverage laws in a majority of states, these wholesalers would own the exclusive right to distribute our beers in their respective markets if the A-B Distributor Agreement expires or is terminated. Kona, Redhook and Widmer Brothers beers are distributed in all 50 states. Omission Beer continues to expand into new markets in the U.S. and internationally, while Square Mile Cider is currently available in 12 states in the West. In December 2015 we partnered with Ambev, the Brazilian subsidiary of Anheuser-Busch InBev SA, to distribute Kona beers into Brazil. Separate from our A-B wholesalers, we maintain an internal independent sales and marketing organization with resources across the key functions of brand management, field marketing, field sales, and national retail sales.

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

Following is a summary of our financial results:

Three Months Ended March 31,	Net sales	Net loss	Number of Barrels Sold
2016	$39.2 million	$(3.2) million	149,600
2015	$41.7 million	$(1.2) million	167,700

Agreement with Pabst Northwest Brewing Company

On January 8, 2016, we entered into brewing agreements with Pabst Northwest Brewing Company ("Pabst"), a subsidiary of Pabst Brewing Company, under which Pabst will begin brewing selected Rainier Brewing Company and other brands at our brewery in Woodinville, Washington, in the spring of 2016 under a licensing agreement. We will continue to operate the Woodinville brewery and the adjacent Redhook Forecaster's Pub under the agreements, which expire on December 31, 2018. For additional information, see Note 11 of Notes to Consolidated Financial Statements.

Index

Results of Operations

The following table sets forth, for the periods indicated, certain information from our Consolidated Statements of Operations expressed as a percentage of Net sales(1):

	Three Months Ended March 31,
	2016	2015
Sales	106.6%	107.0%
Less excise taxes	(6.6)	(7.0)
Net sales	100.0	100.0
Cost of sales	77.8	73.2
Gross profit	22.2	26.8
Selling, general and administrative expenses	35.5	31.1
Operating loss	(13.3)	(4.3)
Interest expense	(0.4)	(0.3)
Other income, net	—	—
Loss before income taxes	(13.6)	(4.6)
Income tax benefit	(5.5)	(1.8)
Net loss	(8.2)%	(2.8)%

(1)	Percentages may not add due to rounding.

Segment Information
Net sales, Gross profit and Gross margin information by segment was as follows (dollars in thousands):

	Three Months Ended March 31,
2016	Beer Related	Pubs	Total
Net sales	$32,479	$6,743	$39,222
Gross profit	$7,854	$863	$8,717
Gross margin	24.2%	12.8%	22.2%

2015
Net sales	$35,558	$6,151	$41,709
Gross profit	$10,566	$596	$11,162
Gross margin	29.7%	9.7%	26.8%

Index

Sales by Category
The following table sets forth a comparison of sales by category (dollars in thousands):

	Three Months Ended March 31,		Dollar
Sales by Category	2016	2015	Change	% Change
A-B and A-B related(1)	$31,898	$35,128	$(3,230)	(9.2)%
Contract brewing and beer related(2)	3,152	3,340	(188)	(5.6)%
Excise taxes	(2,571)	(2,910)	339	(11.6)%
Net beer related sales	32,479	35,558	(3,079)	(8.7)%
Pubs(3)	6,743	6,151	592	9.6%
Net sales	$39,222	$41,709	$(2,487)	(6.0)%

(1)	A-B and A-B related includes domestic and international sales of our owned brands sold through A-B and Ambev, as well as non-owned brands sold pursuant to master distribution agreements.

(2)	Beer related includes international beer sales not sold through A-B or Ambev, as well as fees earned through an alternating proprietorship agreement.

(3)	Pubs sales include sales of promotional merchandise and sales of beer directly to customers.

Shipments by Category
Shipments by category were as follows (in barrels):

Three Months Ended March 31,	2016 Shipments	2015 Shipments	Decrease	% Change	Change in Depletions(1)
A-B and A-B related(2)	135,100	151,400	(16,300)	(10.8)%	(3)%
Contract brewing and beer related(3)	12,400	14,200	(1,800)	(12.7)%
Pubs	2,100	2,100	—	—%
Total	149,600	167,700	(18,100)	(10.8)%

(1)	Change in depletions reflects the year-over-year change in barrel volume sales of beer by wholesalers to retailers.

(2)
A-B and A-B related includes domestic and international shipments of our owned brands distributed through A-B and Ambev, as well as non-owned brands distributed pursuant to master distribution agreements.

(3)	Beer related includes international shipments of our beers not distributed through A-B or Ambev.

The decrease in sales to A-B and A-B related in the three-month period ended March 31, 2016 compared to the same period of 2015 was primarily due to a decrease in domestic shipments, partially offset by the initial shipments to Ambev. The decrease in sales to A-B and A-B related in the three months ended March 31, 2016 were partially offset by an increase in pricing. The decrease in shipments was due to lower shipments of Redhook and Widmer Brothers brands as a result of the shift in marketing focus to their home markets of Washington and Oregon, respectively, as well as our Omission brand. The decreases were partially offset by the continued successful focus on national distribution of Kona. During the first quarter of 2016, we closed our largest and most efficient brewery, located in Portland, for approximately two weeks as we installed new equipment to further increase capacity and efficiency. This closure resulted in a temporary decrease of shipments across our brands in the first quarter of 2016 compared to the same period of 2015.

The decrease in Contract brewing and beer related sales in the three-month period ended March 31, 2016 compared to the same period of 2015 was primarily due to a decrease in our contract brewing volume, partially offset by an increase in international shipments of our beers, which sell at a higher rate per barrel than contract brewing sales, as we expanded into additional countries. The decrease in Contract brewing and beer related was also partially offset by alternating proprietorship fees earned from Appalachian Mountain Brewing Company for leasing the Portsmouth Brewery, which began during the first quarter of 2016.

Pubs sales increased in the three-month period ended March 31, 2016 compared to the same period of 2015, primarily as a result of higher guest counts at our Kona Pub on the island of Oahu in Hawaii, partially offset by a decrease in guest counts at our Redhook Pub in Woodinville, Washington. The Hawaii pubs also have higher revenue per guest than the Redhook and Widmer Brothers pubs. The increase in Pubs sales at our Kona Pub on Oahu was primarily due to the closure of the pub in the first quarter of 2015 for three weeks for a full remodel.

Excise taxes vary directly with the volume of beer shipped.

Index

Shipments by Brand
The following table sets forth a comparison of shipments by brand (in barrels):

Three Months Ended March 31,	2016 Shipments	2015 Shipments	Increase (Decrease)	% Change	Change in Depletions
Kona	70,600	63,200	7,400	11.7%	19%
Widmer Brothers	33,400	40,400	(7,000)	(17.3)%	(14)%
Redhook	26,200	39,700	(13,500)	(34.0)%	(22)%
Omission	8,700	10,800	(2,100)	(19.4)%	(10)%
All other(1)	3,500	4,400	(900)	(20.5)%	(22)%
Total(2)	142,400	158,500	(16,100)	(10.2)%	(3)%

(1)
All other includes the shipments and depletions from our Square Mile and Resignation brand families, as well as the non-owned Appalachian Mountain Brewing brand family, shipped by us pursuant to a distribution agreement.

(2)	Total shipments by brand include international shipments and exclude shipments produced under our contract brewing arrangements.

The increase in our Kona brand shipments in the three-month period ended March 31, 2016 compared to the same period of 2015 was primarily due to an increase in domestic and international shipments, primarily led by demand for Big Wave Golden Ale.

The decrease in our Redhook brand shipments in the three-month period ended March 31, 2016 compared to the same period of 2015 was primarily due to a shift in marketing focus to its home market of Washington, led by decreased shipments of ESB and Longhammer IPA.

The decrease in our Widmer Brothers brand shipments in the three-month period ended March 31, 2016 compared to the same period of 2015 was primarily due to a shift in marketing focus to its home market of Oregon, led by a decrease in Hefeweizen brand shipments.

The decrease in our Omission brand shipments in the three-month period ended March 31, 2016 compared to the same period of 2015 was primarily due to lower demand for the Pale Ale style.

The decrease in our All other shipments in the three-month period ended March 31, 2016 compared to the same period of 2015 was primarily due to decreases in our Resignation and Square Mile brand families, partially offset by the shipment volume related to our new distribution agreement with Appalachian Mountain Brewing.

Shipments by Package
The following table sets forth a comparison of our shipments by package, excluding shipments produced under our contract brewing arrangements (in barrels):

Three Months Ended	2016		2015
March 31,	Shipments	% of Total	Shipments	% of Total
Draft	37,500	26.3%	39,500	24.9%
Packaged	104,900	73.7%	119,000	75.1%
Total	142,400	100.0%	158,500	100.0%

The shift in package mix from packaged to draft in the three-month period ended March 31, 2016 compared to the same period of 2015 was primarily the result of a greater reduction in our packaged shipments compared to our draft shipments due to the temporary closure of our Portland brewery.

Cost of Sales
Cost of sales includes purchased raw and component materials, direct labor, overhead and distribution costs.

Index

Information regarding Cost of sales was as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar
	2016	2015	Change	% Change
Beer Related	$24,625	$24,992	$(367)	(1.5)%
Pubs	5,880	5,555	325	5.9%
Total	$30,505	$30,547	$(42)	(0.1)%

The decrease in Beer Related Cost of sales in the three-month period ended March 31, 2016 compared to the same period of 2015 was primarily due to the decrease in shipment volume and component material costs on a per barrel basis. The decrease in Cost of sales was partially offset by an increase in brewery costs per barrel at our owned breweries, primarily due to a decrease in brewing volume as a result of the temporary closure of our most efficient brewery, located in Portland, Oregon.

Pubs Cost of sales increased in the three-month period ended March 31, 2016 compared to the same period of 2015, primarily due to an increase in Sales at our Kona Pub on the island of Oahu.

Capacity utilization is calculated by dividing total shipments from our owned breweries by the approximate working capacity of these breweries and was as follows:

	Three Months Ended March 31,
	2016	2015
Capacity utilization	52%	58%

In June 2014, we initiated full-scale brewing with our brewing partner in Memphis, Tennessee. This partnership provides us scalable capacity and we anticipate producing up to 100,000 barrels at this location in 2016.

Gross Profit
Information regarding Gross profit was as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar
	2016	2015	Change	% Change
Beer Related	$7,854	$10,566	$(2,712)	(25.7)%
Pubs	863	596	267	44.8%
Total	$8,717	$11,162	$(2,445)	(21.9)%

Gross profit as a percentage of Net sales, or gross margin, was as follows:

	Three Months Ended March 31,
	2016	2015
Beer Related	24.2%	29.7%
Pubs	12.8%	9.7%
Overall	22.2%	26.8%

The decrease in Gross profit in the three-month period ended March 31, 2016 compared to the same period of 2015 was primarily due to the increase in brewery costs per barrel at our owned breweries, as we temporarily closed our most efficient brewery in Portland, Oregon, and a decrease in shipment volume. In the three-month period ended March 31, 2016, the decrease in Gross profit was partially offset by the decrease in component material costs and price increases.

The decrease in the Beer Related gross margin in the three-month period ended March 31, 2016 compared to the same period of 2015 was primarily due to higher brewery costs per barrel, partially offset by the lower component material costs per barrel and improved unit pricing.

The increase in the Pubs gross margin in the three-month period ended March 31, 2016 compared to the same period of 2015 was primarily due to the closure of our Pub on the island of Oahu in the first quarter of 2015.

Index

Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) include compensation and related expenses for our sales and marketing activities, management, legal and other professional and administrative support functions.

Information regarding SG&A was as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar
	2016	2015	Change	% Change
	$13,924	$12,953	$971	7.5%
As a % of Net sales	35.5%	31.1%

The increase in SG&A for the three-month period ended March 31, 2016 compared to the same period of 2015 was primarily due to an increase in emerging business and international support, brand marketing, and employee-related costs. SG&A increased as a percentage of Net sales in the three-month period ended March 31, 2016 compared to the same period of 2015 primarily due to the decline in Net sales along with the increase in SG&A expense.

Interest Expense
Information regarding Interest expense was as follows (dollars in thousands):

Three Months Ended March 31,		Dollar
2016	2015	Change	% Change
$147	$121	$26	21.5%

	Three Months Ended March 31,
	2016	2015
Average debt outstanding	$22,931	$18,152
Average interest rate	1.46%	1.53%

The increase in Interest expense in the three-month periods ended March 31, 2016 compared to the same period of 2015 was primarily due to the increase in our average debt outstanding. Our average debt outstanding increased as we have borrowed on our line of credit facility to support our expansion and growth plans, and to fund our working capital needs.

Income Tax Provision
Our effective income tax rate was 40.0% for the first three months of 2016 and 39.0% in the first three months of 2015. The effective income tax rates reflect the impact of non-deductible expenses (primarily meals and entertainment expenses), state and local taxes, tax credits, and income excluded from taxation under the domestic production activities exclusion.

Liquidity and Capital Resources

We have required capital primarily for the construction and development of our production breweries, to support our expansion and growth plans, and to fund our working capital needs. Historically, we have financed our capital requirements through cash flows from operations, bank borrowings and the sale of common and preferred stock. We anticipate meeting our obligations for the twelve months beginning April 1, 2016 primarily from cash flows generated from operations and borrowing under our line of credit facility as the need arises. Capital resources available to us at March 31, 2016 included $1.1 million of Cash and cash equivalents and $23.5 million available under our line of credit facility.

At March 31, 2016 and December 31, 2015, we had $11.7 million and $10.8 million of working capital, respectively, and our debt as a percentage of total capitalization (total debt and common shareholders’ equity) was 19.3% and 14.1%, respectively.

Index

A summary of our cash flow information was as follows (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(1,695)	$(1,860)
Net cash used in investing activities	(5,651)	(2,843)
Net cash provided by financing activities	7,545	4,778
Increase in Cash and cash equivalents	$199	$75

Cash used in operating activities of $1.7 million in the first three months of 2016 resulted from our Net loss of $3.2 million, partially offset by net non-cash expenses of $1.0 million and changes in our operating assets and liabilities as discussed in more detail below.

Accounts receivable, net, decreased $1.6 million to $17.3 million at March 31, 2016 compared to $18.9 million at December 31, 2015. This decrease was primarily due to the timing of shipments and a $1.5 million decrease in our receivable from A-B, which totaled $11.1 million at March 31, 2016. Historically, we have not had collection problems related to our accounts receivable.

Inventories increased $1.7 million to $20.0 million at March 31, 2016 compared to $18.3 million at December 31, 2015. The increase from December 31, 2015 is due to the timing of shipments in the fourth quarter of 2015 and first quarter of 2016.

Accounts payable increased $2.4 million to $19.5 million at March 31, 2016 compared to $17.1 million at December 31, 2015, primarily due to timing of payments related to capital expenditures, raw and component materials and marketing.

As of March 31, 2016, we had the following net operating loss carryforwards (“NOLs”) and federal credit carry forwards available to offset payment of future income taxes:

•	federal NOLs of $5.5 million, or $1.9 million tax effected;

•	state NOLs of $245,000, tax-effected;

•	federal alternative minimum tax (“AMT”) credit carry forwards of $343,000; and

•	federal insurance contributions act ("FICA") credit carry forwards of $44,000, tax-effected.

We anticipate that we will utilize the remaining NOLs and federal credit carry forwards in the near future and, accordingly, once utilized, we will be required to satisfy all of our income tax obligations with cash.

Capital expenditures of $5.7 million in the first three months of 2016 were primarily directed to beer production capacity and efficiency improvements. As of March 31, 2016, we had an additional $1.5 million of expenditures recorded in Accounts payable on our Consolidated Balance Sheets, compared to $1.3 million at December 31, 2015. We anticipate capital expenditures of approximately $19 million to $23 million in 2016 primarily for capacity and efficiency improvements, quality initiatives and restaurant and retail. In 2015, we began investing approximately $10 million in our Oregon Brewery to expand capacity to 750,000 barrels per year, with expected completion in the first half of 2017. Also beginning in 2015 through expected  completion in early 2018, we are investing approximately $20 million in a new Hawaiian Brewery to expand capacity to 100,000 barrels per year.

We have a loan agreement (as amended, the “Loan Agreement”) with Bank of America, N.A., which consists of a $40.0 million revolving line of credit (“Line of Credit”), including provisions for cash borrowings and up to $2.5 million notional amount of letters of credit, and a $9.9 million term loan (“Term Loan”). We may draw upon the Line of Credit for working capital and general corporate purposes until expiration on November 30, 2020. The maturity date of the Term Loan is September 30, 2023. At March 31, 2016, we had $16.5 million of borrowings outstanding under the Line of Credit and $9.9 million outstanding under the Term Loan.

Under the Loan Agreement, interest accrues at an annual rate based on the London Inter-Bank Offered Rate (“LIBOR”) Daily Floating Rate plus a marginal rate. The marginal rate varies from 0.75% to 1.75% for the Line of Credit and Term Loan based on our funded debt ratio. At March 31, 2016, our marginal rate was 0.75%, resulting in an annual interest rate of 1.19%.

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

Our critical accounting policies, as described in our 2015 Annual Report, relate to goodwill, indefinite-lived intangible assets, long-lived assets, refundable deposits on kegs, revenue recognition and deferred taxes. There have been no changes to our critical accounting policies since December 31, 2015.

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

Recent Accounting Pronouncements

See Note 2 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks and risk management policies since the filing of our 2015 Annual Report on Form 10-K, which was filed with the SEC on March 2, 2016.

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

Changes in Internal Control Over Financial Reporting
During the first quarter of 2016, no changes in our internal control over financial reporting were identified in connection with the evaluation required by Exchange Act Rule 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no changes in our reported risk factors and no new risk factors have been identified since the filing of our 2015 Annual Report on Form 10-K, which was filed with the SEC on March 2, 2016.

Item 6. Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

10.1	Separation Agreement between Kurt D. Widmer and Craft Brew Alliance, Inc., dated as of February 24, 2016.
10.2†	Option and Agreement of Purchase and Sale dated as of January 8, 2016, by and between Craft Brew Alliance, Inc. and Pabst Northwest Brewing Company, LLC.
31.1	Certification of Chief Executive Officer of Craft Brew Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer of Craft Brew Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
99.1	Press Release dated May 4, 2016
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

† Confidential treatment has been requested with respect to omitted portions of this exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAFT BREW ALLIANCE, INC.

May 4, 2016	By:	/s/ Joseph K. Vanderstelt
Joseph K. Vanderstelt
Chief Financial Officer