Form 10-Q/A
period 2016-03-31
CRAFT BREW ALLIANCE, INC.
filed 2016-06-21
CIK 892222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q/A
Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Index

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends our quarterly report on Form 10-Q for the quarter ended March 31, 2016, which was filed on May 4, 2016.

This amendment is being filed solely for the purpose of refiling Exhibit 10.2 in connection with an amendment to our request for confidential treatment of certain information included in the exhibit. Except for the changes to Exhibit 10.2, we have made no other changes to the previously filed quarterly report.

Index

CRAFT BREW ALLIANCE, INC.
INDEX TO FORM 10-Q/A

PART II ‑ OTHER INFORMATION		Page

Item 6.	Exhibits	4

Signature		5

Index

PART II - OTHER INFORMATION

Item 6. Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

10.1*	Separation Agreement between Kurt D. Widmer and Craft Brew Alliance, Inc., dated as of February 24, 2016.
10.2†	Option and Agreement of Purchase and Sale dated as of January 8, 2016, by and between Craft Brew Alliance, Inc. and Pabst Northwest Brewing Company, LLC.
31.1*	Certification of Chief Executive Officer of Craft Brew Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
31.2*	Certification of Chief Financial Officer of Craft Brew Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
32.1*	Certification pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
99.1*	Press Release dated May 4, 2016
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Previously filed.
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

CRAFT BREW ALLIANCE, INC.

June 21, 2016	By:	/s/ Joseph K. O'Brien
Joseph K. O'Brien
Corporate Controller and Chief Accounting Officer

5