Form 10-Q
period 2016-06-30
CRAFT BREW ALLIANCE, INC.
filed 2016-08-03
CIK 892222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2016
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

The number of shares of the registrant’s common stock outstanding as of July 26, 2016 was 19,237,052.

CRAFT BREW ALLIANCE, INC.

Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$335	$911
Accounts receivable, net	27,330	18,926
Inventory, net	22,982	18,300
Deferred income tax asset, net	2,414	1,905
Other current assets	2,766	2,439
Total current assets	55,827	42,481
Property, equipment and leasehold improvements, net	121,665	116,867
Goodwill	12,917	12,917
Intangible and other assets, net	18,649	18,069
Total assets	$209,058	$190,334
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$25,294	$17,100
Accrued salaries, wages and payroll taxes	4,383	5,468
Refundable deposits	7,164	6,559
Other accrued expenses	2,082	2,009
Current portion of long-term debt and capital lease obligations	807	507
Total current liabilities	39,730	31,643
Long-term debt and capital lease obligations, net of current portion	30,250	18,991
Fair value of derivative financial instruments	1,011	569
Deferred income tax liability, net	19,347	19,669
Other liabilities	965	724
Total liabilities	91,303	71,596
Commitments and contingencies
Common shareholders' equity:
Common stock, $0.005 par value. Authorized 50,000,000 shares; issued and outstanding 19,237,052 and 19,179,006	96	96
Additional paid-in capital	139,773	139,534
Accumulated other comprehensive loss	(626)	(352)
Accumulated deficit	(21,488)	(20,540)
Total common shareholders' equity	117,755	118,738
Total liabilities and common shareholders' equity	$209,058	$190,334

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Sales	$66,294	$62,638	$108,087	$107,257
Less excise taxes	4,016	4,107	6,587	7,017
Net sales	62,278	58,531	101,500	100,240
Cost of sales	41,780	39,841	72,285	70,388
Gross profit	20,498	18,690	29,215	29,852
Selling, general and administrative expenses	16,548	16,263	30,472	29,216
Operating income (loss)	3,950	2,427	(1,257)	636
Interest expense	(187)	(150)	(334)	(271)
Other income, net	6	7	12	13
Income (loss) before income taxes	3,769	2,284	(1,579)	378
Income tax expense (benefit)	1,508	894	(631)	151
Net income (loss)	$2,261	$1,390	$(948)	$227
Basic and diluted net income (loss) per share	$0.12	$0.07	$(0.05)	$0.01
Shares used in basic per share calculations	19,216	19,145	19,198	19,130
Shares used in diluted per share calculations	19,232	19,177	19,198	19,164

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$2,261	$1,390	$(948)	$227
Unrealized gain (loss) on derivative hedge transactions, net of tax	(68)	111	(274)	32
Comprehensive income (loss)	$2,193	$1,501	$(1,222)	$259

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(948)	$227
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,362	4,727
Loss on sale or disposal of Property, equipment and leasehold improvements	9	306
Deferred income taxes	(664)	67
Stock-based compensation	309	605
Excess tax benefit from employee stock plans	—	(51)
Other	(73)	62
Changes in operating assets and liabilities:
Accounts receivable, net	(8,404)	(9,831)
Inventories	(5,034)	62
Other current assets	(327)	(97)
Accounts payable and other accrued expenses	8,051	5,330
Accrued salaries, wages and payroll taxes	(1,086)	(114)
Refundable deposits	625	(181)
Net cash provided by (used in) operating activities	(2,180)	1,112

Cash flows from investing activities:
Expenditures for Property, equipment and leasehold improvements	(9,220)	(5,816)
Proceeds from sale of Property, equipment and leasehold improvements	8	387
Net cash used in investing activities	(9,212)	(5,429)

Cash flows from financing activities:
Principal payments on debt and capital lease obligations	(350)	(245)
Net borrowings under revolving line of credit	11,237	4,900
Proceeds from issuances of common stock	—	58
Tax payments related to stock-based awards	(71)	(151)
Excess tax benefit from employee stock plans	—	51
Net cash provided by financing activities	10,816	4,613
Increase (decrease) in Cash and cash equivalents	(576)	296

Cash and cash equivalents:
Beginning of period	911	981
End of period	$335	$1,277
Supplemental disclosure of cash flow information:
Cash paid for interest	$300	$329
Cash paid for income taxes, net	80	56
Supplemental disclosure of non-cash information:
Purchases of Property, equipment and leasehold improvements with capital leases	$673	$—
Purchases of Property, equipment and leasehold improvements included in Accounts payable at end of period	1,550	667
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

Note 2. Recent Accounting Pronouncements

ASU 2016-12
In May 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-12, "Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients." ASU 2016-12 clarifies aspects of Topic 606 related to the guidance on assessing collectibility, presentation of sales taxes, non-cash consideration, and completed contracts and contract modifications. The effective date and transition requirements for ASU 2016-12 are the same as the effective date and transition requirements in Topic 606 (ASU 2014-09). We are still evaluating any potential impact that adoption of ASU 2016-12 may have on our financial position, results of operations or cash flows.

ASU 2016-10
In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing." ASU 2016-10 clarifies aspects of Topic 606 related to identifying performance obligations and the licensing implementation guidance, while retaining the related core principles for those areas. The effective date and transition requirements for ASU 2016-10 are the same as the effective date and transition requirements in Topic 606 (ASU 2014-09). We are still evaluating any potential impact that adoption of ASU 2016-10 may have on our financial position, results of operations or cash flows.

ASU 2016-09
In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation - Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 simplifies the accounting for several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.The early adoption of ASU 2016-09 in the second quarter of 2016 did not have a material effect on our financial position, results of operations or cash flows.

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

Index

ASU 2014-09
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09, as amended, affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09, as amended, is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We are still evaluating the effect of the adoption of ASU 2014-09.

Note 3. Cash and Cash Equivalents

We maintain cash balances with financial institutions that may exceed federally insured limits. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2016 and December 31, 2015, we did not have any cash equivalents.

As part of our cash management system, we use a controlled disbursement account to fund cash distribution checks presented for payment by the holder. Checks issued but not yet presented to banks may result in overdraft balances for accounting purposes. As of June 30, 2016 and December 31, 2015, bank overdrafts of $0.6 million and $2.2 million, respectively, were included in Accounts payable on our Consolidated Balance Sheets. Changes in bank overdrafts from period to period are reported in the Consolidated Statements of Cash Flows as a component of operating activities within Accounts payable and Other accrued expenses.

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

Inventories consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$8,179	$5,468
Work in process	3,231	3,822
Finished goods	8,007	6,109
Packaging materials	1,247	727
Promotional merchandise	1,634	1,477
Pub food, beverages and supplies	684	697
	$22,982	$18,300

Work in process is beer held in fermentation tanks prior to the filtration and packaging process.

Note 5. Related Party Transactions

Transactions with Anheuser-Busch, LLC (“A-B”) and Ambev
In December 2015, we partnered with Ambev, the Brazilian subsidiary of Anheuser-Busch InBev SA, to distribute Kona beers into Brazil. Transactions with A-B and Ambev consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gross sales to A-B and Ambev	$53,638	$52,279	$85,894	$87,946
Margin fee paid to A-B, classified as a reduction of Sales	456	746	814	1,284
Inventory management and other fees paid to A-B, classified in Cost of sales	105	103	191	193

Index

Amounts due to or from A-B were as follows (in thousands):

	June 30, 2016	December 31, 2015
Amounts due from A-B related to beer sales pursuant to the A-B distributor agreement	$19,130	$12,576
Refundable deposits due to A-B	(2,774)	(2,291)
Amounts due to A-B for services rendered	(1,647)	(1,645)
Net amount due from A-B	$14,709	$8,640

Operating Leases
We lease our headquarters office space, restaurant and storage facilities located in Portland, Oregon, as well as the land and certain equipment, from two limited liability companies, both of whose members include our former Board Chair, who is also a significant shareholder, and his brother, who is a current employee. Lease payments to these lessors were as follows (in thousands):

Three Months Ended June 30,		Six Months Ended June 30,
2016	2015	2016	2015
$30	$30	$60	$60

We lease or sublease certain office space and the land underlying the brewery and pub location in Kona, Hawaii, from a company whose owners include a shareholder who owns more than 5% of our common stock. The sublease contracts expire on various dates through 2020, with an extension at our option for two five-year periods. Lease payments to this lessor were as follows (in thousands):

Three Months Ended June 30,		Six Months Ended June 30,
2016	2015	2016	2015
$128	$129	$257	$261

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

We have assessed our vulnerability to certain business and financial risks, including interest rate risk associated with our variable-rate long-term debt. To mitigate this risk, effective January 23, 2014, we entered into an interest rate swap contract with Bank of America, N.A. (“BofA”) for 75% of the Term Loan balance, to hedge the variability of interest payments associated with our variable-rate borrowings under our Term Loan with BofA. The current swap contract terminates on September 29, 2023, and had a total notional value of $7.4 million as of June 30, 2016. Through this swap agreement, we pay interest at a fixed rate of 2.86% and receive interest at a floating-rate of the one-month LIBOR, which was 0.45% at June 30, 2016.

Effective January 4, 2016, we entered into an interest rate swap contract with BofA to hedge the variability of interest payments associated with our variable-rate borrowings on our Line of Credit. The notional amount fluctuates based on a predefined schedule based on our anticipated borrowings. The current swap contract terminates on January 1, 2019, and had a total notional value of $11.7 million as of June 30, 2016. Through this swap agreement, we pay interest at a fixed rate of 1.28% and receive interest at a floating-rate of the one-month LIBOR, which was 0.45% at June 30, 2016.

Since the interest rate swaps hedge the variability of interest payments on variable rate debt with similar terms, they qualify for cash flow hedge accounting treatment.

As of June 30, 2016, unrealized net losses of $1.0 million were recorded in Accumulated other comprehensive loss as a result of these hedges. The effective portion of the gain or loss on the derivatives is reclassified into Interest expense in the same period during which we record Interest expense associated with the Term Loan and Line of Credit. There was no hedge ineffectiveness during the first six months of 2016 or 2015.

Index

The fair value of our derivative instruments is as follows (in thousands):

Fair Value of Derivative Instruments
	June 30, 2016	December 31, 2015
Fair value of interest rate swaps	$(1,011)	$(569)

The effect of our interest rate swap contracts that were accounted for as a derivative instrument on our Consolidated Statements of Operations was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Three Months Ended June 30,
2016	$(109)	Interest expense	$71
2015	$179	Interest expense	$52

Six Months Ended June 30,
2016	$(442)	Interest expense	$134
2015	$51	Interest expense	$104

See also Note 7.

Note 7. Fair Value Measurements

Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The following table summarizes liabilities measured at fair value on a recurring basis (in thousands):

Fair Value at June 30, 2016	Level 1	Level 2	Level 3	Total
Interest rate swaps	$—	$(1,011)	$—	$(1,011)

Fair Value at December 31, 2015
Interest rate swaps	$—	$(569)	$—	$(569)

We did not have any assets measured at fair value on a recurring basis at June 30, 2016 or December 31, 2015.

The fair value of our interest rate swaps were based on quarterly statements from the issuing bank. There were no changes to our valuation techniques during the six months ended June 30, 2016.

We believe the carrying amounts of Cash and cash equivalents, Accounts receivable, Other current assets, Accounts payable, Accrued salaries, wages and payroll taxes, and Other accrued expenses are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

Index

We had fixed-rate debt outstanding as follows (in thousands):

	June 30, 2016	December 31, 2015
Fixed-rate debt on balance sheet	$993	$676
Estimated fair value of fixed-rate debt	$1,025	$706

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

Net sales, Gross profit and gross margin information by segment was as follows (dollars in thousands):

	Three Months Ended June 30,
2016	Beer Related	Pubs	Total
Net sales	$54,832	$7,446	$62,278
Gross profit	$19,369	$1,129	$20,498
Gross margin	35.3%	15.2%	32.9%

2015
Net sales	$51,229	$7,302	$58,531
Gross profit	$17,715	$975	$18,690
Gross margin	34.6%	13.4%	31.9%

	Six Months Ended June 30,
2016	Beer Related	Pubs	Total
Net sales	$87,311	$14,189	$101,500
Gross profit	$27,223	$1,992	$29,215
Gross margin	31.2%	14.0%	28.8%

2015
Net sales	$86,787	$13,453	$100,240
Gross profit	$28,281	$1,571	$29,852
Gross margin	32.6%	11.7%	29.8%

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

Index

Sales to wholesalers through the A-B Distributor Agreement represented the following percentage of our Sales:

Three Months Ended June 30,		Six Months Ended June 30,
2016	2015	2016	2015
80.2%	82.3%	78.7%	80.8%

Receivables from A-B represented the following percentage of our Accounts receivable balance:

June 30, 2016	December 31, 2015
70.0%	66.4%

Note 9. Significant Stock-Based Plan Activity and Stock-Based Compensation

Stock-Based Compensation Expense
Stock-based compensation expense was recognized in our Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of sales	$20	$20	$34	$49
Selling, general and administrative expense	269	305	275	556
Total stock-based compensation expense	$289	$325	$309	$605

At June 30, 2016, we had total unrecognized stock-based compensation expense of $2.4 million, which will be recognized over the weighted average remaining vesting period of 2.9 years.

Note 10. Earnings Per Share

The reconciliation between the number of shares used for the basic and diluted per share calculations, as well as other related information, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted average common shares used for basic EPS	19,216	19,145	19,198	19,130
Dilutive effect of stock-based awards	16	32	—	34
Shares used for diluted EPS	19,232	19,177	19,198	19,164

Stock-based awards not included in diluted per share calculations as they would be antidilutive	312	248	282	200

Because we were in a loss position for the six months ended June 30, 2016, there is no difference between the number of shares used for the basic and diluted per share calculations.

Note 11. Brewing Arrangement with Pabst Northwest Brewing Company

On January 8, 2016, we entered into brewing agreements ("the brewing agreements") with Pabst Northwest Brewing Company ("Pabst"), a subsidiary of Pabst Brewing Company, under which Pabst began brewing selected Rainier Brewing Company and other brands at our brewery in Woodinville, Washington in the second quarter of 2016 under a license agreement. We will continue to operate the Woodinville brewery and the adjacent Redhook Forecaster's Pub under the agreements, which expire on December 31, 2018.

In conjunction with the brewing agreements, we granted Pabst an option to purchase the Woodinville brewery and adjacent pub, as well as related assets (together, the "Property"), at any time prior to termination of the brewing agreements. The purchase price of the Property will be $25.0 million if Pabst exercises the option during the first year of the agreement, $26.0 million if exercise

Index

occurs during the second year of the agreement, and $28.0 million if Pabst exercises the option during the third year of the agreement and on or before the close of business on December 31, 2018. Under the option agreement, Pabst conducted an additional diligence review of environmental and title issues relating to the Property, and, upon completion, did not exercise its right to terminate either the brewery agreements or the option agreement. If Pabst does not exercise its option to purchase the Property, it may be required to pay us a termination fee.

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

Index

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

Following is a summary of our financial results:

Six Months Ended June 30,	Net sales	Net income (loss)	Number of Barrels Sold
2016	$101.5 million	$(0.9) million	395,600
2015	$100.2 million	$0.2 million	406,600

Brewing Arrangement with Pabst Northwest Brewing Company

On January 8, 2016, we entered into brewing agreements with Pabst Northwest Brewing Company ("Pabst"), a subsidiary of Pabst Brewing Company, under which Pabst began brewing selected Rainier Brewing Company and other brands at our brewery in Woodinville, Washington, in the second quarter of 2016 under a licensing agreement. We will continue to operate the Woodinville brewery and the adjacent Redhook Forecaster's Pub under the agreements, which expire on December 31, 2018. For additional information, see Note 11 of Notes to Consolidated Financial Statements.

Results of Operations

The following table sets forth, for the periods indicated, certain information from our Consolidated Statements of Operations expressed as a percentage of Net sales(1):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Sales	106.4%	107.0%	106.5%	107.0%
Less excise taxes	(6.4)	(7.0)	(6.5)	(7.0)
Net sales	100.0	100.0	100.00	100.0
Cost of sales	67.1	68.1	71.2	70.2
Gross profit	32.9	31.9	28.8	29.8
Selling, general and administrative expenses	26.6	27.8	30.0	29.1
Operating income (loss)	6.3	4.1	(1.2)	0.6
Interest expense	(0.3)	(0.3)	(0.3)	(0.3)
Other income, net	—	—	—	—
Income (loss) before income taxes	6.1	3.9	(1.6)	0.4
Income tax expense (benefit)	2.4	1.5	(0.6)	0.2
Net income (loss)	3.6%	2.4%	(0.9)%	0.2%

(1)	Percentages may not add due to rounding.

Index

Segment Information
Net sales, Gross profit and Gross margin information by segment was as follows (dollars in thousands):

	Three Months Ended June 30,
2016	Beer Related	Pubs	Total
Net sales	$54,832	$7,446	$62,278
Gross profit	$19,369	$1,129	$20,498
Gross margin	35.3%	15.2%	32.9%

2015
Net sales	$51,229	$7,302	$58,531
Gross profit	$17,715	$975	$18,690
Gross margin	34.6%	13.4%	31.9%

	Six Months Ended June 30,
2016	Beer Related	Pubs	Total
Net sales	$87,311	$14,189	$101,500
Gross profit	$27,223	$1,992	$29,215
Gross margin	31.2%	14.0%	28.8%

2015
Net sales	$86,787	$13,453	$100,240
Gross profit	$28,281	$1,571	$29,852
Gross margin	32.6%	11.7%	29.8%

Index

Sales by Category
Sales by category were as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar
Sales by Category	2016	2015	Change	% Change
A-B and A-B related(1)	$53,182	$51,533	$1,649	3.2%
Contract brewing and beer related(2)	5,666	3,803	1,863	49.0%
Excise taxes	(4,016)	(4,107)	91	(2.2)%
Net beer related sales	54,832	51,229	3,603	7.0%
Pubs(3)	7,446	7,302	144	2.0%
Net sales	$62,278	$58,531	$3,747	6.4%

	Six Months Ended June 30,		Dollar
Sales by Category	2016	2015	Change	% Change
A-B and A-B related(1)	$85,080	$86,662	$(1,582)	(1.8)%
Contract brewing and beer related(2)	8,818	7,142	1,676	23.5%
Excise taxes	(6,587)	(7,017)	430	(6.1)%
Net beer related sales	87,311	86,787	524	0.6%
Pubs(3)	14,189	13,453	736	5.5%
Net sales	$101,500	$100,240	$1,260	1.3%

(1)	A-B and A-B related includes domestic and international sales of our owned brands sold through A-B and Ambev, as well as non-owned brands sold pursuant to master distribution agreements.

(2)	Beer related includes international beer sales not sold through A-B or Ambev, as well as fees earned through an alternating proprietorship agreement.

(3)	Pubs sales include sales of promotional merchandise and sales of beer directly to customers.

Shipments by Category
Shipments by category were as follows (in barrels):

Three Months Ended June 30,	2016 Shipments	2015 Shipments	Increase	% Change	Change in Depletions(1)
A-B and A-B related(2)	220,000	218,800	1,200	0.5%	3%
Contract brewing and beer related(3)	23,100	17,300	5,800	33.5%
Pubs	2,900	2,800	100	3.6%
Total	246,000	238,900	7,100	3.0%

Six Months Ended June 30,	2016 Shipments	2015 Shipments	Increase (Decrease)	% Change	Change in Depletions(1)
A-B and A-B related(2)	355,100	370,200	(15,100)	(4.1)%	0%
Contract brewing and beer related(3)	35,500	31,500	4,000	12.7%
Pubs	5,000	4,900	100	2.0%
Total	395,600	406,600	(11,000)	(2.7)%

(1)	Change in depletions reflects the year-over-year change in barrel volume sales of beer by wholesalers to retailers.

(2)
A-B and A-B related includes domestic and international shipments of our owned brands distributed through A-B and Ambev, as well as non-owned brands distributed pursuant to master distribution agreements.

(3)	Beer related includes international shipments of our beers not distributed through A-B or Ambev.

The increase in sales to A-B and A-B related in the three-month period ended June 30, 2016 compared to the same period of 2015 was primarily due to an increase in domestic and international shipments, and an increase in unit pricing. International shipments of our beers reflected in A-B and A-B related were to Ambev. The decrease in sales to A-B and A-B related in the six-month period ended June 30, 2016 compared to the same period of 2015 was primarily due to a decrease in domestic shipments, partially offset

Index

by an increase in unit pricing and international shipments to Ambev. The sales to A-B and A-B related in the three and six-month periods ended June 30, 2016 were also impacted by decreases in domestic shipments of the Redhook and Widmer Brothers brands as we concentrate on their home markets of Washington and Oregon, respectively, as well as our Omission brand. The decreases were partially offset by the continued successful focus on national distribution of Kona. During the first quarter of 2016, we closed our largest and most efficient brewery, located in Portland, for approximately two weeks as we installed new equipment to further increase capacity and efficiency. This closure resulted in a temporary decrease of shipments across our brands in the six-month period of 2016 compared to the same period of 2015.

The increases in Contract brewing and beer related sales in the three and six-month periods ended June 30, 2016 compared to the same periods of 2015 were primarily due to contract brewing volume for Cisco Brewers beers, as well as alternating proprietorship fees earned from Appalachian Mountain Brewing Company for leasing the Portsmouth Brewery, which began during the first quarter of 2016, and an increase in international shipments of our beers, which sell at a higher rate per barrel than contract brewing sales, as we expanded into additional countries. These increases were partially offset by decreases in our other contract brewing volume.

Pubs sales increased in the three and six-month periods ended June 30, 2016 compared to the same periods of 2015, primarily as a result of higher guest counts at our Kona Pub on the island of Oahu in Hawaii, partially offset by decreases in guest counts at our Redhook Pub in Woodinville, Washington. The Hawaii pubs also have higher revenue per guest than the Redhook and Widmer Brothers pubs. The increase in Pubs sales at our Kona Pub on Oahu in the first six months of 2016 compared to the same period of 2015 was primarily due to the closure of the pub in the first quarter of 2015 for three weeks for a full remodel.

Excise taxes vary directly with the volume of beer shipped domestically.

Shipments by Brand
The following table sets forth a comparison of shipments by brand (in barrels):

Three Months Ended June 30,	2016 Shipments	2015 Shipments	Increase (Decrease)	% Change	Change in Depletions
Kona	130,100	105,000	25,100	23.9%	18%
Widmer Brothers	44,900	53,200	(8,300)	(15.6)%	(17)%
Redhook	38,200	48,700	(10,500)	(21.6)%	(19)%
Omission	13,700	14,900	(1,200)	(8.1)%	(6)%
All other(1)	12,100	6,500	5,600	86.2%	86%
Total(2)	239,000	228,300	10,700	4.7%	3%

Six Months Ended June 30,	2016 Shipments	2015 Shipments	Increase (Decrease)	% Change	Change in Depletions
Kona	200,700	168,200	32,500	19.3%	19%
Widmer Brothers	78,300	93,600	(15,300)	(16.3)%	(16)%
Redhook	64,400	88,400	(24,000)	(27.1)%	(20)%
Omission	22,400	25,700	(3,300)	(12.8)%	(8)%
All other(1)	15,600	10,900	4,700	43.1%	44%
Total(2)	381,400	386,800	(5,400)	(1.4)%	0%

(1)
All other includes the shipments and depletions from our Square Mile and Resignation brand families, as well as the non-owned Cisco Brewers and Appalachian Mountain Brewing brand families, shipped by us pursuant to distribution agreements.

(2)	Total shipments by brand include international shipments and exclude shipments produced under our contract brewing arrangements.

The increases in our Kona brand shipments in the three and six-month periods ended June 30, 2016 compared to the same periods of 2015 were primarily due to increases in domestic and international shipments, primarily led by demand for Big Wave Golden Ale.

The decreases in our Widmer Brothers brand shipments in the three and six-month periods ended June 30, 2016 compared to the same periods of 2015 were primarily due to a concentration on its home market of Oregon, led by decreases in Hefeweizen brand shipments.

Index

The decreases in our Redhook brand shipments in the three and six-month periods ended June 30, 2016 compared to the same periods of 2015 were primarily due to a concentration on its home market of Washington, led by decreased shipments of Longhammer IPA and ESB.

The decreases in our Omission brand shipments in the three and six-month periods ended June 30, 2016 compared to the same periods of 2015 were primarily due to lower demand for the Pale Ale style.

The increases in our All other shipments in the three and six-month periods ended June 30, 2016 compared to the same periods of 2015 were primarily due to increases in the shipment volumes related to our new distribution agreements with Cisco Brewers and Appalachian Mountain Brewing, partially offset by decreases in our Resignation and Square Mile brand families.

Shipments by Package
The following table sets forth a comparison of our shipments by package, excluding shipments produced under our contract brewing arrangements (in barrels):

	2016		2015
Three Months Ended June 30,	Shipments	% of Total	Shipments	% of Total
Draft	53,200	22.3%	50,400	22.1%
Packaged	185,800	77.7%	177,900	77.9%
Total	239,000	100.0%	228,300	100.0%

	2016		2015
Six Months Ended June 30,	Shipments	% of Total	Shipments	% of Total
Draft	90,700	23.8%	89,900	23.2%
Packaged	290,700	76.2%	296,900	76.8%
Total	381,400	100.0%	386,800	100.0%

The package mix was relatively consistent in the three-month period ended June 30, 2016 compared to the same period of 2015. In the six-month period ended June 30, 2016, the shift in package mix was also affected by a greater reduction in our packaged shipments compared to our draft shipments due to the temporary closure of our Oregon brewery discussed above.

Cost of Sales
Cost of sales includes purchased raw and component materials, direct labor, overhead and distribution costs.

Information regarding Cost of sales was as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar
	2016	2015	Change	% Change
Beer Related	$35,463	$33,514	$1,949	5.8%
Pubs	6,317	6,327	(10)	(0.2)%
Total	$41,780	$39,841	$1,939	4.9%

	Six Months Ended June 30,		Dollar
	2016	2015	Change	% Change
Beer Related	$60,088	$58,506	$1,582	2.7%
Pubs	12,197	11,882	315	2.7%
Total	$72,285	$70,388	$1,897	2.7%

The increase in Beer Related Cost of sales in the three-month period ended June 30, 2016 compared to the same period of 2015 was primarily due to an increase in our shipment volume, and increases in brewery costs and distribution rates per barrel, partially offset by a decrease in component material costs on a per barrel basis. The increase in Beer Related Cost of sales in the six-month period ended June 30, 2016 compared to the same period of 2015 was primarily due to increases in brewery costs and distribution rates per barrel, partially offset by decreases in component material costs on a per barrel basis and shipment volume. The brewery costs per barrel for the three-month period ended June 30, 2016 increased as we began to absorb several key strategic operational enhancements completed during the first quarter of 2016. Our cost of goods for the six-month period were also negatively impacted

Index

by the operational enhancements, which required the temporary closure of our largest-volume brewery in Portland and led to a decrease in brewing volume in the first quarter of 2016.

Pubs Cost of sales in the three-month period ended June 30, 2016 compared to the same period of 2015, was relatively flat.The increase in Pubs Cost of sales in the six-month period ended June 30, 2016 compared to the same period of 2015 was primarily due to an increase in Sales at our Kona Pub on the island of Oahu.

Capacity utilization is calculated by dividing total shipments from our owned breweries by the approximate working capacity of these breweries and was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Capacity utilization	86%	82%	69%	70%

Capacity utilization in the six-month period ended June 30, 2016 was impacted by the closure of our largest and most efficient brewery, located in Portland, for approximately two weeks during the first quarter of 2016 as we installed new equipment to further increase capacity and efficiency. In June 2014, we initiated full-scale brewing with our brewing partner in Memphis, Tennessee. This partnership provides us scalable capacity and we anticipate producing up to 100,000 barrels at this location in 2016.

Gross Profit
Information regarding Gross profit was as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar
	2016	2015	Change	% Change
Beer Related	$19,369	$17,715	$1,654	9.3%
Pubs	1,129	975	154	15.8%
Total	$20,498	$18,690	$1,808	9.7%

	Six Months Ended June 30,		Dollar
	2016	2015	Change	% Change
Beer Related	$27,223	$28,281	$(1,058)	(3.7)%
Pubs	1,992	1,571	421	26.8%
Total	$29,215	$29,852	$(637)	(2.1)%

Gross profit as a percentage of Net sales, or gross margin, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beer Related	35.3%	34.6%	31.2%	32.6%
Pubs	15.2%	13.4%	14.0%	11.7%
Overall	32.9%	31.9%	28.8%	29.8%

The increase in Gross profit in the three-month period ended June 30, 2016 compared to the same period of 2015 was primarily due to increased unit pricing, decreased component material costs and increased shipment volume, partially offset by an increase in brewery costs per barrel at our owned breweries, and higher distribution rates. The decrease in Gross profit in the six-month period ended June 30, 2016 compared to the same period of 2015 was primarily due to the increase in brewery costs per barrel at our owned breweries as we temporarily closed our most efficient brewery in Portland, Oregon in the first quarter of 2016, a decrease in shipment volume and higher distribution rates per barrel, partially offset by an increase in unit pricing, decreased component materials costs, increased alternating proprietorship fees earned and improved Pubs performance.

The increase in the Beer Related gross margin in the three-month period ended June 30, 2016 compared to the same period of 2015 was primarily due to improved unit pricing and a decrease in component material costs per barrel, partially offset by higher brewery and distribution costs per barrel. The decrease in the Beer Related gross margin in the six-month period ended June 30, 2016 compared to the same period of 2015 was primarily due to higher brewery costs per barrel, partially offset by improved unit pricing and lower component material costs per barrel.

Index

The increases in the Pubs gross margin in the three and six-month periods ended June 30, 2016 compared to the same periods of 2015 were primarily due to higher guest counts.

Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) include compensation and related expenses for our sales and marketing activities, management, legal and other professional fees and administrative support functions.

Information regarding SG&A was as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar
	2016	2015	Change	% Change
	$16,548	$16,263	$285	1.8%
As a % of Net sales	26.6%	27.8%

	Six Months Ended June 30,		Dollar
	2016	2015	Change	% Change
	$30,472	$29,216	$1,256	4.3%
As a % of Net sales	30.0%	29.1%

The increases in SG&A for the three and six-month periods ended June 30, 2016 compared to the same periods of 2015 were primarily due to increases in emerging business and international support, brand marketing, and employee-related costs. SG&A decreased as a percent of Net sales in the three-month period ended June 30, 2016 compared to the same period of 2015 primarily due to the increase in Net sales. SG&A increased as a percentage of Net sales in the six-month period ended June 30, 2016 compared to the same period of 2015 primarily due to the increase in SG&A expense.

Interest Expense
Information regarding Interest expense was as follows (dollars in thousands):

Three Months Ended June 30,		Dollar
2016	2015	Change	% Change
$187	$150	$37	24.7%

Six Months Ended June 30,		Dollar
2016	2015	Change	% Change
$334	$271	$63	23.2%

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Average debt outstanding	$30,101	$21,046	$26,373	$19,595
Average interest rate	1.55%	1.85%	1.52%	1.70%

The increases in Interest expense in the three and six-month periods ended June 30, 2016 compared to the same periods of 2015 were primarily due to the increases in our average debt outstanding. Our average debt outstanding increased as we have borrowed on our line of credit facility to support our expansion and growth plans, and to fund our working capital needs.

Income Tax Provision
Our effective income tax rate was 40.0% for the first six months of 2016 and 39.9% in the first six months of 2015. The effective income tax rates reflect the impact of non-deductible expenses (primarily meals and entertainment expenses), state and local taxes, tax credits, and income excluded from taxation under the domestic production activities exclusion.

Index

Liquidity and Capital Resources

We have required capital primarily for the construction and development of our production breweries, to support our expansion and growth plans, and to fund our working capital needs. Historically, we have financed our capital requirements through cash flows from operations, bank borrowings and the sale of common and preferred stock. We anticipate meeting our obligations for the twelve months beginning July 1, 2016 primarily from cash flows generated from operations and borrowing under our line of credit facility as the need arises. Capital resources available to us at June 30, 2016 included $0.3 million of Cash and cash equivalents and $20.0 million available under our line of credit facility.

At June 30, 2016 and December 31, 2015, we had $16.1 million and $10.8 million of working capital, respectively, and our debt as a percentage of total capitalization (total debt and common shareholders’ equity) was 20.9% and 14.1%, respectively.

A summary of our cash flow information was as follows (dollars in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash provided by (used in) operating activities	$(2,180)	$1,112
Net cash used in investing activities	(9,212)	(5,429)
Net cash provided by financing activities	10,816	4,613
Increase (decrease) in Cash and cash equivalents	$(576)	$296

Cash used in operating activities of $2.2 million in the first six months of 2016 resulted from our Net loss of $0.9 million, offset by net non-cash expenses of $4.9 million and changes in our operating assets and liabilities as discussed in more detail below.

Accounts receivable, net, increased $8.4 million to $27.3 million at June 30, 2016 compared to $18.9 million at December 31, 2015. This increase was primarily due to the timing of shipments and a $6.6 million increase in our receivable from A-B, which totaled $19.1 million at June 30, 2016. Historically, we have not had collection problems related to our accounts receivable.

Inventories increased $4.7 million to $23.0 million at June 30, 2016 compared to $18.3 million at December 31, 2015. The increase from December 31, 2015 was due to the timing of shipments in the fourth quarter of 2015 and second quarter of 2016, seasonality and the forecasted demand for our beers.

Accounts payable increased $8.2 million to $25.3 million at June 30, 2016 compared to $17.1 million at December 31, 2015, primarily due to the timing of payments related to raw and component materials and marketing.

As of June 30, 2016, we had the following net operating loss carryforwards (“NOLs”) and federal credit carry forwards available to offset payment of future income taxes:

•	federal NOLs of $1.9 million, or $0.6 million tax effected;

•	state NOLs of $103,000, tax-effected;

•	federal alternative minimum tax (“AMT”) credit carry forwards of $343,000; and

•	federal insurance contributions act ("FICA") credit carry forwards of $93,000, tax-effected.

We anticipate that we will utilize the remaining NOLs and federal credit carry forwards in the near future and, accordingly, once utilized, we will be required to satisfy all of our income tax obligations with cash.

Capital expenditures of $9.2 million in the first six months of 2016 were primarily directed to beer production capacity and efficiency improvements. As of June 30, 2016, we had an additional $1.6 million of expenditures recorded in Accounts payable on our Consolidated Balance Sheets, compared to $1.3 million at December 31, 2015. We anticipate capital expenditures of approximately $19 million to $23 million in 2016 primarily for capacity and efficiency improvements, quality initiatives and restaurant and retail. In 2015, we began investing approximately $10 million in our Oregon Brewery to expand capacity to 750,000 barrels per year, with expected completion in the first half of 2017. Also beginning in 2015 through expected completion in early 2018, we are investing approximately $20 million in a new Hawaiian Brewery to expand capacity to 100,000 barrels per year.

We have a loan agreement (as amended, the “Loan Agreement”) with Bank of America, N.A., which consists of a $40.0 million revolving line of credit (“Line of Credit”), including provisions for cash borrowings and up to $2.5 million notional amount of letters of credit, and a $10.1 million term loan (“Term Loan”). We may draw upon the Line of Credit for working capital and

Index

general corporate purposes until expiration on November 30, 2020. The maturity date of the Term Loan is September 30, 2023. At June 30, 2016, we had $20.0 million of borrowings outstanding under the Line of Credit and $9.9 million outstanding under the Term Loan.

Under the Loan Agreement, interest accrues at an annual rate based on the London Inter-Bank Offered Rate (“LIBOR”) Daily Floating Rate plus a marginal rate. The marginal rate varies from 0.75% to 1.75% for the Line of Credit and Term Loan based on our funded debt ratio. At June 30, 2016, our marginal rate was 1.00%, resulting in an annual interest rate of 1.43%.

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

Index

system must recognize that there are resource constraints, and the benefits associated with controls must be proportionate to their costs.

Changes in Internal Control Over Financial Reporting
During the second quarter of 2016, no changes in our internal control over financial reporting were identified in connection with the evaluation required by Exchange Act Rule 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no changes in our reported risk factors and no new risk factors have been identified since the filing of our 2015 Annual Report on Form 10-K, which was filed with the SEC on March 2, 2016.

Item 6. Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

10.1	Employment Agreement between the Registrant and Andrew J. Thomas, dated July 1, 2016
10.2	Employment Agreement between the Registrant and Joseph K. Vanderstelt, dated June 29, 2016
10.3	Employment Agreement between the Registrant and J. Scott Mennen, dated July 5, 2016
10.4	Employment Agreement between the Registrant and Kenneth C. Kunze, dated July 1. 2016
10.5	Employment Agreement between the Registrant and John W. Glick, dated June 30, 2016
31.1	Certification of Chief Executive Officer of Craft Brew Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer of Craft Brew Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
99.1	Press Release dated August 3, 2016
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAFT BREW ALLIANCE, INC.

August 3, 2016	By:	/s/ Joseph K. Vanderstelt
Joseph K. Vanderstelt
Chief Financial Officer