Form 10-Q
period 2016-09-30
CRAFT BREW ALLIANCE, INC.
filed 2016-11-02
CIK 892222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2016
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

The number of shares of the registrant’s common stock outstanding as of October 25, 2016 was 19,257,428.

CRAFT BREW ALLIANCE, INC.

Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$410	$911
Accounts receivable, net	23,742	18,926
Inventory, net	20,906	18,300
Deferred income tax asset, net	2,077	1,905
Other current assets	2,029	2,439
Total current assets	49,164	42,481
Property, equipment and leasehold improvements, net	122,347	116,867
Goodwill	12,917	12,917
Intangible and other assets, net	19,548	18,069
Total assets	$203,976	$190,334
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$18,253	$17,100
Accrued salaries, wages and payroll taxes	5,858	5,468
Refundable deposits	6,804	6,559
Other accrued expenses	1,943	2,009
Current portion of long-term debt and capital lease obligations	1,312	507
Total current liabilities	34,170	31,643
Long-term debt and capital lease obligations, net of current portion	29,020	18,991
Fair value of derivative financial instruments	875	569
Deferred income tax liability, net	19,899	19,669
Other liabilities	1,124	724
Total liabilities	85,088	71,596
Commitments and contingencies
Common shareholders' equity:
Common stock, $0.005 par value. Authorized 50,000,000 shares; issued and outstanding 19,257,428 and 19,179,006	96	96
Additional paid-in capital	140,270	139,534
Accumulated other comprehensive loss	(542)	(352)
Accumulated deficit	(20,936)	(20,540)
Total common shareholders' equity	118,888	118,738
Total liabilities and common shareholders' equity	$203,976	$190,334

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Sales	$58,660	$58,460	$166,747	$165,717
Less excise taxes	3,457	3,771	10,044	10,788
Net sales	55,203	54,689	156,703	154,929
Cost of sales	38,229	37,830	110,514	108,218
Gross profit	16,974	16,859	46,189	46,711
Selling, general and administrative expenses	15,876	15,497	46,348	44,713
Operating income (loss)	1,098	1,362	(159)	1,998
Interest expense	(186)	(148)	(520)	(419)
Other income, net	7	7	19	20
Income (loss) before income taxes	919	1,221	(660)	1,599
Income tax expense (benefit)	367	489	(264)	640
Net income (loss)	$552	$732	$(396)	$959
Basic and diluted net income (loss) per share	$0.03	$0.04	$(0.02)	$0.05
Shares used in basic per share calculations	19,244	19,171	19,213	19,144
Shares used in diluted per share calculations	19,343	19,180	19,213	19,171

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$552	$732	$(396)	$959
Unrealized gain (loss) on derivative hedge transactions, net of tax	84	(117)	(190)	(85)
Comprehensive income (loss)	$636	$615	$(586)	$874

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(396)	$959
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,056	7,221
Loss on sale or disposal of Property, equipment and leasehold improvements	16	318
Deferred income taxes	174	217
Stock-based compensation	642	880
Excess tax benefit from employee stock plans	—	(50)
Other	13	(227)
Changes in operating assets and liabilities:
Accounts receivable, net	(4,816)	(6,978)
Inventories	(2,902)	1,375
Other current assets	410	581
Accounts payable and other accrued expenses	736	2,893
Accrued salaries, wages and payroll taxes	389	661
Refundable deposits	545	452
Net cash provided by operating activities	2,867	8,302

Cash flows from investing activities:
Expenditures for Property, equipment and leasehold improvements	(12,206)	(9,772)
Proceeds from sale of Property, equipment and leasehold improvements	8	410
Expenditures for long-term deposits	(925)	—
Net cash used in investing activities	(13,123)	(9,362)

Cash flows from financing activities:
Principal payments on debt and capital lease obligations	(477)	(968)
Net borrowings under revolving line of credit	10,138	2,900
Proceeds from issuances of common stock	172	64
Tax payments related to stock-based awards	(78)	(151)
Excess tax benefit from employee stock plans	—	50
Net cash provided by financing activities	9,755	1,895
Increase (decrease) in Cash and cash equivalents	(501)	835

Cash and cash equivalents:
Beginning of period	911	981
End of period	$410	$1,816
Supplemental disclosure of cash flow information:
Cash paid for interest	$489	$482
Cash paid for income taxes, net	102	58
Supplemental disclosure of non-cash information:
Purchases of Property, equipment and leasehold improvements with capital leases	$1,173	$—
Purchases of Property, equipment and leasehold improvements included in Accounts payable at end of period	1,685	1,917
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

Note 2. Recent Accounting Pronouncements

ASU 2016-15
In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-15, "Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 addresses eight specific cash flow issues and how they should be reported on the statement of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption permitted. We do not expect the adoption of ASU 2016-15 to have a material effect on our financial position, results of operations or cash flows.

ASU 2016-13
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)." ASU 2016-13 addressed accounting for credit losses for assets that are not measured at fair value through net income on a recurring basis. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods, with early adoption permitted for fiscal years beginning after December 15, 2018. We do not expect the adoption of ASU 2016-13 to have a material effect on our financial position, results of operations or cash flows.

ASU 2016-12
In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients." ASU 2016-12 clarifies aspects of Topic 606 related to the guidance on assessing collectibility, presentation of sales taxes, non-cash consideration, and completed contracts and contract modifications. The effective date and transition requirements for ASU 2016-12 are the same as the effective date and transition requirements in Topic 606 (ASU 2014-09). We are still evaluating any potential impact that adoption of ASU 2016-12 may have on our financial position, results of operations or cash flows.

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

ASU 2016-09
In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation - Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 simplifies the accounting for several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The early adoption of ASU 2016-09 in the second quarter of 2016 did not have a material effect on our financial position, results of operations or cash flows.

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

ASU 2014-09
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09, as amended, affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09, as amended, is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We are still evaluating any potential impact that adoption of ASU 2014-09 may have on our financial position, results of operations or cash flows.

Note 3. Cash and Cash Equivalents

We maintain cash balances with financial institutions that may exceed federally insured limits. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2016 and December 31, 2015, we did not have any cash equivalents.

As part of our cash management system, we use a controlled disbursement account to fund cash distribution checks presented for payment by the holder. Checks issued but not yet presented to banks may result in overdraft balances for accounting purposes. As of September 30, 2016 and December 31, 2015, bank overdrafts of $0.4 million and $2.2 million, respectively, were included in Accounts payable on our Consolidated Balance Sheets. Changes in bank overdrafts from period to period are reported in the Consolidated Statements of Cash Flows as a component of operating activities within Accounts payable and Other accrued expenses.

Note 4. Inventories

Inventories, except for brewpub food, beverages and supplies, are stated at the lower of standard cost or market. Brewpub food, beverages and supplies are stated at the lower of cost or market.

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

Inventories consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$7,406	$5,468
Work in process	3,050	3,822
Finished goods	6,859	6,109
Packaging materials	1,243	727
Promotional merchandise	1,660	1,477
Brewpub food, beverages and supplies	688	697
	$20,906	$18,300

Work in process is beer held in fermentation tanks prior to the filtration and packaging process.

Index

Note 5. Related Party Transactions

Transactions with Anheuser-Busch, LLC (“A-B”), Ambev and Anheuser-Busch Worldwide Investments, LLC (“ABWI”)
In December 2015, we partnered with Ambev, the Brazilian subsidiary of Anheuser-Busch InBev SA, to distribute Kona beers into Brazil. In August 2016, we also entered into an International Distribution Agreement with ABWI, an affiliate of A-B, pursuant to which ABWI will distribute our malt beverage products in jurisdictions outside the United States, subject to the terms and conditions of our agreement with our existing international distributor, CraftCan Travel LLC, and certain other limitations summarized in "International Distribution Agreement" below. Transactions with A-B, Ambev and ABWI consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gross sales to A-B and Ambev	$45,312	$47,943	$131,206	$135,890
International distribution fee earned from ABWI	900	—	900	—
Margin fee paid to A-B, classified as a reduction of Sales	330	693	1,144	1,978
Inventory management and other fees paid to A-B, classified in Cost of sales	98	102	290	294

Amounts due to or from A-B were as follows (in thousands):

	September 30, 2016	December 31, 2015
Amounts due from A-B related to beer sales pursuant to the A-B distributor agreement	$17,529	$12,576
Refundable deposits due to A-B	(2,635)	(2,291)
Amounts due to A-B for services rendered	(1,580)	(1,645)
Net amount due from A-B	$13,314	$8,640

Agreements with Anheuser-Busch, LLC

Contract Brewing Agreement
On August 23, 2016, we entered into a Contract Brewing Agreement (the “Brewing Agreement”) with A-B Commercial Strategies, LLC (“ABCS”), an affiliate of A-B, pursuant to which ABCS will brew, bottle and package up to 300,000 barrels of our mutually agreed products annually, in facilities owned by ABCS within the United States, for an initial term through December 31, 2026. Under the terms of the Brewing Agreement, we will equally share in any cost savings arising from the Brewing Agreement, provided that our cost savings shall be equal to at least $10.00 per barrel on an aggregate basis, following certain adjustments, as set forth in the Brewing Agreement.

The Brewing Agreement contains specified termination rights, including, among other things, the right of either party to terminate the Brewing Agreement if (i) the other party fails to perform any material obligation under the Brewing Agreement, subject to certain cure rights, (ii) the International Distribution Agreement (as defined below) is terminated pursuant to certain specified provisions thereof or (iii) subject to certain conditions, if the Master Distributor Agreement (as defined below) is terminated pursuant to certain specified provisions thereof.

In addition, ABCS has the right to terminate the Brewing Agreement upon 90 days’ prior written notice to us following (i) a “change of control event” (as defined in the Brewing Agreement) that occurs prior to the third anniversary of the Brewing Agreement or for which a definitive agreement is entered into prior to the third anniversary of the Brewing Agreement and is subsequently consummated or (ii) the earliest of (a) our rejection of a “qualifying offer” (as defined below), (b) the consummation of a transaction underlying a “qualifying offer” and (c) 120 days following the receipt of a “qualifying offer” by us, if ABCS (or an affiliate thereof) and we are unable to enter into a definitive agreement with respect thereto, notwithstanding ABCS’s (or its affiliate’s) and our good faith and reasonable efforts to negotiate such a definitive agreement, subject to certain additional conditions.

Under the terms of each of the Brewing Agreement, the International Distribution Agreement, the Master Distributor Agreement and the Recapitalization Agreement (as defined below) (collectively, the “Commercial Arrangements”), a “qualifying offer” is defined to include any offer made by ABCS or an affiliate thereof, for the acquisition of all of the issued and outstanding shares of our common stock not owned by ABCS or its affiliates, on customary terms and conditions for a transaction of the type proposed by ABCS or its affiliate, in each case, for an aggregate value of (x) not less than $22.00 per share of our common stock if the offer is made on or prior to August 23, 2017, (y) not less than $23.25 per share of our common stock if the offer is made during the

Index

period beginning August 24, 2017 through August 23, 2018 and (z) not less than $24.50 per share of our common stock if the offer is made on or after August 24, 2018.

The foregoing description of the Brewing Agreement does not purport to be complete, and is qualified in its entirety by reference to the full text of the Brewing Agreement, a copy of which is incorporated by reference to Exhibit 10.1 to our Form 8-K filed on August 24, 2016.

International Distribution Agreement
On August 23, 2016, we also entered into an International Distribution Agreement (the “International Distribution Agreement”) with ABWI pursuant to which ABWI will become our sole and exclusive distributor of our malt beverage products in jurisdictions outside the United States, subject to the terms and conditions of our agreement with our existing international distributor, CraftCan Travel LLC, and certain other limitations, in each case as set forth in the International Distribution Agreement. Under the International Distribution Agreement, following delivery of notice to us, ABWI will also have the option to elect to commence brewing outside of the United States some or all of the products to be distributed in the non-U.S. jurisdictions covered by the International Distribution Agreement.

Under the terms of the International Distribution Agreement, with respect to our exported products produced by us, ABWI will pay us our costs of production plus reasonable out-of-pocket expenses relating to export shipment costs. Additionally, ABWI will pay us an international royalty fee based on volume of our products sold by ABWI, equal to either $40 per barrel or $30 per barrel, depending on certain factors described in the International Distribution Agreement, which royalty fee will be subject to escalation annually, beginning in calendar year 2018, on the terms described in the International Distribution Agreement. For calendar year 2016, 2017 and 2018, ABWI will also pay us one-time fees of $3.0 million, $5.0 million and $6.0 million, respectively, which amounts shall be subject to proration if the International Distribution Agreement is terminated early in any given year. This fee is recognized in Beer Related Net sales based on the proration, and the total fee will be collected in the first quarter of the following year.

The International Distribution Agreement contains specified termination rights, including, among other things, the right of either party to terminate the International Distribution Agreement if (i) the other party fails to perform any material obligation under the International Distribution Agreement, subject to certain cure rights or (ii) the Brewing Agreement is terminated pursuant to certain specified provisions thereof. In addition, ABWI has the right to terminate the International Distribution Agreement upon 90 days’ prior written notice to us following (a) a “change of control event” (as defined in the International Distribution Agreement) that occurs prior to the third anniversary of the International Distribution Agreement or for which a definitive agreement is entered into prior to the third anniversary of the International Distribution Agreement and is subsequently consummated or (b) the earliest of (x) our rejection of a qualifying offer, (y) the consummation of a transaction underlying a qualifying offer and (z) 120 days following the receipt of a qualifying offer by us, if ABWI (or an affiliate thereof) and we are unable to enter into a definitive agreement with respect thereto, notwithstanding ABWI’s (or its affiliate’s) and our good faith and reasonable efforts to negotiate such a definitive agreement, subject to certain additional conditions (each of the foregoing subclauses (x) through (z), a “qualifying offer lapse”). Following termination of the International Distribution Agreement due to a qualifying offer lapse, or any change of control event, ABWI shall have the right to purchase the international distribution rights for each of our brands then being distributed under the International Distribution Agreement at the fair market value of such rights, and on otherwise customary terms and conditions, as set forth in the International Distribution Agreement.

Under the International Distribution Agreement, ABWI will also be required to make a one-time $20.0 million payment to us on the third anniversary thereof. However, ABWI will not (subject to compliance with certain notice requirements) be obligated to make such one-time payment if, prior to the third anniversary of the International Distribution Agreement, (i) a “change of control event” occurs or for which a definitive agreement is entered into, (ii) ABWI (or an affiliate thereof) makes a qualifying offer and there is a qualifying offer lapse or (iii) ABWI and we enter into a definitive agreement with respect to a qualifying offer but such agreement is subsequently terminated, other than for certain regulatory reasons (in which case the $20.0 million shall remain payable).

The foregoing description of the International Distribution Agreement does not purport to be complete, and is qualified in its entirety by reference to the full text of the International Distribution Agreement, a copy of which is incorporated by reference to Exhibit 10.2 to our Form 8-K filed on August 24, 2016.

Index

Amendment to Master Distributor Agreement and Amendment to Exchange and Recapitalization Agreement
On August 23, 2016, we entered into Amendment No. 3 (“Amendment No. 3”) to the Amended and Restated Master Distributor Agreement with A-B, dated as of May 1, 2011, as amended, between us and A-B (the “Master Distributor Agreement”). Pursuant to Amendment No. 3, A-B and we agreed to extend the Master Distributor Agreement through December 31, 2028 (the “Term”), and to maintain the existing margin fee structure of $0.25 per case-equivalent in the Master Distributor Agreement through the Term. Without Amendment No. 3, beginning on January 1, 2019, a margin fee of $0.75 per case equivalent would have been payable by us under the Master Distributor Agreement. Amendment No. 3 also provides that, beginning on January 1, 2019, we will reinvest an aggregate amount equal to $0.25 per case equivalent in sales and marketing efforts for our products, subject to specified terms and conditions set forth in Amendment No. 3.

Pursuant to Amendment No. 3, A-B will have the ability to deliver a revocation notice and reinstitute the terms of the Master Distributor Agreement as they existed prior to Amendment No. 3 following (i) a “change of control event” (as defined in Amendment No. 3) that occurs prior to the third anniversary of Amendment No. 3 or for which a definitive agreement is entered into prior to the third anniversary of Amendment No. 3 and is subsequently consummated or (ii) the earliest of (a) our rejection of a qualifying offer, (b) the consummation of a transaction underlying a qualifying offer, and (c) 120 days following the receipt of a qualifying offer by us, if A-B (or an affiliate thereof) and we are unable to enter into a definitive agreement with respect thereto, notwithstanding A-B’s (or its affiliate’s) and our good faith and reasonable efforts to negotiate such a definitive agreement, subject to certain additional conditions.

On August 23, 2016, A-B and we also entered into Amendment No. 1 (“Amendment No. 1”) to the Amended and Restated Exchange and Recapitalization Agreement, dated as of May 1, 2011, between A-B and us (the “Recapitalization Agreement”) to provide for certain actions following a “change of control event” (as defined in Amendment No. 1) or a qualifying offer.

The foregoing descriptions of Amendment No. 3 and Amendment No. 1 do not purport to be complete, and are qualified in their entirety by reference to the full text of Amendment No. 3 and Amendment No. 1, copies of which are incorporated by reference to Exhibits 10.3 and 10.4 to our Form 8-K filed on August 24, 2016.

Operating Leases
We lease our headquarters office space, restaurant and storage facilities located in Portland, Oregon, as well as the land and certain equipment, from two limited liability companies, both of whose members include our former Board Chair, who is also a significant shareholder, and his brother, who is a current employee. Lease payments to these lessors were as follows (in thousands):

Three Months Ended September 30,		Nine Months Ended September 30,
2016	2015	2016	2015
$30	$30	$90	$90

We lease or sublease certain office space and the land underlying the brewery and brewpub location in Kona, Hawaii, from a company whose owners include a shareholder who owns more than 5% of our common stock. The sublease contracts expire on various dates through 2020, with an extension at our option for two five-year periods. Lease payments to this lessor were as follows (in thousands):

Three Months Ended September 30,		Nine Months Ended September 30,
2016	2015	2016	2015
$157	$131	$414	$392

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

We have assessed our vulnerability to certain business and financial risks, including interest rate risk associated with our variable-rate long-term debt. To mitigate this risk, effective January 23, 2014, we entered into an interest rate swap contract with Bank of America, N.A. (“BofA”) for 75% of the Term Loan balance, to hedge the variability of interest payments associated with our variable-rate borrowings under our Term Loan with BofA. The current swap contract terminates on September 29, 2023, and had

Index

a total notional value of $7.3 million as of September 30, 2016. Through this swap agreement, we pay interest at a fixed rate of 2.86% and receive interest at a floating-rate of the one-month LIBOR, which was 0.53% at September 30, 2016.

Effective January 4, 2016, we entered into an interest rate swap contract with BofA to hedge the variability of interest payments associated with our variable-rate borrowings on our Line of Credit. The notional amount fluctuates based on a predefined schedule based on our anticipated borrowings. The current swap contract terminates on January 1, 2019, and had a total notional value of $10.9 million as of September 30, 2016. Through this swap agreement, we pay interest at a fixed rate of 1.28% and receive interest at a floating-rate of the one-month LIBOR, which was 0.53% at September 30, 2016.

Since the interest rate swaps hedge the variability of interest payments on variable rate debt with similar terms, they qualify for cash flow hedge accounting treatment.

As of September 30, 2016, unrealized net losses of $0.9 million were recorded in Accumulated other comprehensive loss as a result of these hedges. The effective portion of the gain or loss on the derivatives is reclassified into Interest expense in the same period during which we record Interest expense associated with the Term Loan and Line of Credit. There was no hedge ineffectiveness during the first nine months of 2016 or 2015.

The fair value of our derivative instruments is as follows (in thousands):

Fair Value of Derivative Instruments
	September 30, 2016	December 31, 2015
Fair value of interest rate swaps	$(875)	$(569)

The effect of our interest rate swap contracts that were accounted for as a derivative instrument on our Consolidated Statements of Operations was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Three Months Ended September 30,
2016	$136	Interest expense	$67
2015	$(188)	Interest expense	$52

Nine Months Ended September 30,
2016	$(306)	Interest expense	$201
2015	$(137)	Interest expense	$156

See also Note 7.

Note 7. Fair Value Measurements

Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Index

The following table summarizes liabilities measured at fair value on a recurring basis (in thousands):

Fair Value at September 30, 2016	Level 1	Level 2	Level 3	Total
Interest rate swaps	$—	$(875)	$—	$(875)

Fair Value at December 31, 2015
Interest rate swaps	$—	$(569)	$—	$(569)

We did not have any assets measured at fair value on a recurring basis at September 30, 2016 or December 31, 2015.

The fair value of our interest rate swaps were based on quarterly statements from the issuing bank. There were no changes to our valuation techniques during the nine months ended September 30, 2016.

We believe the carrying amounts of Cash and cash equivalents, Accounts receivable, Other current assets, Accounts payable, Accrued salaries, wages and payroll taxes, and Other accrued expenses are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

We had fixed-rate debt outstanding as follows (in thousands):

	September 30, 2016	December 31, 2015
Fixed-rate debt on balance sheet	$964	$676
Estimated fair value of fixed-rate debt	$993	$706

We calculate the estimated fair value of our fixed-rate debt using a discounted cash flow methodology. Using estimated current interest rates based on a similar risk profile and duration (Level 2), the fixed cash flows are discounted and summed to compute the fair value of the debt.

Note 8. Segment Results and Concentrations

Our chief operating decision maker monitors Net sales and gross margins of our Beer Related operations and our Brewpubs operations. Beer Related operations include the brewing operations and related beer sales of our Widmer Brothers, Redhook, Kona and Omission beer brands, as well as our Square Mile cider brand. Brewpubs operations primarily include our brewpubs, some of which are located adjacent to our Beer Related operations. We do not track operating results beyond the gross margin level or our assets on a segment level.

Index

Net sales, Gross profit and gross margin information by segment was as follows (dollars in thousands):

	Three Months Ended September 30,
2016	Beer Related	Brewpubs	Total
Net sales	$47,165	$8,038	$55,203
Gross profit	$15,823	$1,151	$16,974
Gross margin	33.5%	14.3%	30.7%

2015
Net sales	$46,940	$7,749	$54,689
Gross profit	$15,633	$1,226	$16,859
Gross margin	33.3%	15.8%	30.8%

	Nine Months Ended September 30,
2016	Beer Related	Brewpubs	Total
Net sales	$134,476	$22,227	$156,703
Gross profit	$43,046	$3,143	$46,189
Gross margin	32.0%	14.1%	29.5%

2015
Net sales	$133,727	$21,202	$154,929
Gross profit	$43,914	$2,797	$46,711
Gross margin	32.8%	13.2%	30.1%

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

Sales to wholesalers through the A-B Distributor Agreement represented the following percentage of our Sales:

Three Months Ended September 30,		Nine Months Ended September 30,
2016	2015	2016	2015
76.7%	80.8%	78.0%	80.8%

Receivables from A-B represented the following percentage of our Accounts receivable balance:

September 30, 2016	December 31, 2015
73.8%	66.4%

Index

Note 9. Significant Stock-Based Plan Activity and Stock-Based Compensation

Stock-Based Compensation Expense
Stock-based compensation expense was recognized in our Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of sales	$13	$21	$47	$70
Selling, general and administrative expense	320	254	595	810
Total stock-based compensation expense	$333	$275	$642	$880

At September 30, 2016, we had total unrecognized stock-based compensation expense of $2.2 million, which will be recognized over the weighted average remaining vesting period of 2.6 years.

Note 10. Earnings Per Share

The reconciliation between the number of shares used for the basic and diluted per share calculations, as well as other related information, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted average common shares used for basic EPS	19,244	19,171	19,213	19,144
Dilutive effect of stock-based awards	99	9	—	27
Shares used for diluted EPS	19,343	19,180	19,213	19,171

Stock-based awards not included in diluted per share calculations as they would be antidilutive	116	275	290	223

Because we were in a loss position for the nine months ended September 30, 2016, there is no difference between the number of shares used for the basic and diluted per share calculations.

Note 11. Brewing Arrangement with Pabst Northwest Brewing Company

On January 8, 2016, we entered into brewing agreements ("the brewing agreements") with Pabst Northwest Brewing Company ("Pabst"), a subsidiary of Pabst Brewing Company, under which Pabst began brewing selected Rainier Brewing Company and other brands at our brewery in Woodinville, Washington in the second quarter of 2016 under a license agreement. We are continuing to operate the Woodinville brewery and the adjacent Redhook Forecaster's brewpub under the agreements, which expire on December 31, 2018.

In conjunction with the brewing agreements, we granted Pabst an option to purchase the Woodinville brewery and adjacent brewpub, as well as related assets (together, the "Property"), at any time prior to termination of the brewing agreements. The purchase price of the Property will be $25.0 million if Pabst exercises the option during the first year of the agreement, $26.0 million if exercise occurs during the second year of the agreement, and $28.0 million if Pabst exercises the option during the third year of the agreement and on or before the close of business on December 31, 2018. Under the option agreement, Pabst conducted an additional diligence review of environmental and title issues relating to the Property, and, upon completion, did not exercise its right to terminate either the brewery agreements or the option agreement. If Pabst does not exercise its option to purchase the Property, it may be required to pay us a termination fee.

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

Overview

Craft Brew Alliance, Inc. ("CBA") is the sixth largest craft brewing company in the U.S. and a leader in brewing, branding, and bringing to market some of the world’s best-loved American craft beers.

Craft Brew Alliance was formed in 2008 through the merger of leading Pacific Northwest craft breweries Redhook Brewery and Widmer Brothers Brewing, and welcomed Kona Brewing Co. to the Alliance in 2010. As part of CBA, these pioneering breweries continue to deepen their roots in their home states while expanding distribution in strategic markets. Today, Kona is the largest craft brewery in Hawaii and has expanded across all 50 U.S. states and into approximately 30 countries worldwide.

In addition to growing and nurturing distinctive brands steeped in local heritage, Craft Brew Alliance has continued to focus on innovation, developing new brands and partnering with strong emerging craft breweries in strategic markets. Omission Beer, launched in 2012, grew to be the leader in the gluten free beer category in less than three years, and Square Mile Cider Company launched in 2013, is the #1 local cider company in the Pacific Northwest. In 2015, CBA embarked on a partnership with Resignation Brewery to launch KCCO craft beers in association with online media site, theCHIVE.com.

As the craft beer market continues to grow and consumers increasingly demand local offerings, CBA has expanded its portfolio of local brands through partnerships with emerging craft breweries in strategic markets. In 2015, we announced strategic partnerships with Appalachian Mountain Brewery, based in Boone, North Carolina; and Cisco Brewers, based in Nantucket, Massachusetts. Through these strategic partnerships, we gain local relevance in select beer geographies, while the partner breweries gain access to our world-class leadership, and brewing and sales infrastructure to grow their brands.

Publicly traded on NASDAQ under the ticker symbol BREW, Craft Brew Alliance is headquartered in Portland, Oregon and operates five breweries and five brewpub restaurants across the U.S.

We proudly brew our craft beers in four company-owned breweries located in Portland, Oregon; the Seattle suburb of Woodinville, Washington; Portsmouth, New Hampshire; and Kailua-Kona, Hawaii; and one brewery in Memphis, Tennessee, owned by our brewing partner. In 2016, we entered into a contract brewing agreement with A-B Commercial Strategies, LLC (“ABCS”) and are beginning the process of transitioning our current production volume out of Memphis into ABCS’s facilities. Additionally, we own and operate two small innovation breweries, primarily used for small batch production and innovative brews, in Portland, Oregon and Portsmouth, New Hampshire.

We distribute our beers and ciders to retailers through wholesalers that are aligned with the Anheuser-Busch, LLC (“A-B”) network. These sales are made pursuant to a Master Distributor Agreement (the “A-B Distributor Agreement”) with A-B. As a result of this distribution arrangement, we believe that, under alcohol beverage laws in a majority of states, these wholesalers would own the exclusive right to distribute our beers in their respective markets if the A-B Distributor Agreement expires or is terminated. As the leading brand in our portfolio, Kona Brewing Co. is distributed across all 50 U.S. states, and Omission Beer, our second national brand, continues to expand into new markets in the U.S. As strong local craft beer brands, Redhook, Widmer Brothers, Square Mile Cider, KCCO, Appalachian Mountain Brewery and Cisco Brewers are distributed in their respective core markets. Internationally, we partner with Craft Can Travel, LLC and Anheuser-Busch Worldwide Investments, LLC, an affiliate of A-B, to distribute our brands in approximately 30 countries worldwide.

Index

We operate in two segments: Beer Related operations and Brewpubs operations. Beer Related operations include the brewing, and domestic and international sales, of craft beers and ciders from our breweries. Brewpubs operations primarily include our five brewpubs, four of which are located adjacent to our Beer Related operations, as well as other merchandise sales, and sales of our beers directly to customers.

Following is a summary of our financial results:

Nine Months Ended September 30,	Net sales	Net income (loss)	Number of barrels sold
2016	$156.7 million	$(0.4) million	604,000
2015	$154.9 million	$1.0 million	626,600

Brewing Arrangement with Pabst Northwest Brewing Company

On January 8, 2016, we entered into brewing agreements with Pabst Northwest Brewing Company ("Pabst"), a subsidiary of Pabst Brewing Company, under which Pabst began brewing selected Rainier Brewing Company and other brands at our brewery in Woodinville, Washington, in the second quarter of 2016 under a licensing agreement. We are continuing to operate the Woodinville brewery and the adjacent Redhook Forecaster's brewpub under the agreements, which expire on December 31, 2018. For additional information, see Note 11 of Notes to Consolidated Financial Statements.

Agreements with Anheuser-Busch, LLC

On August 23, 2016, we entered into a Contract Brewing Agreement (the “Brewing Agreement”) with A-B Commercial Strategies, LLC (“ABCS”), an affiliate of A-B, pursuant to which ABCS will brew, bottle and package up to 300,000 barrels of our mutually agreed products annually, in facilities owned by ABCS within the United States, for an initial term through December 31, 2026.

On August 23, 2016, we also entered into an International Distribution Agreement (the “International Distribution Agreement”) with Anheuser-Busch Worldwide Investments, LLC (“ABWI”), an affiliate of A-B, pursuant to which ABWI will become our sole and exclusive distributor of our malt beverage products in jurisdictions outside the United States, subject to the terms and conditions of our agreement with our existing international distributor, CraftCan Travel LLC, and certain other limitations, in each case as set forth in the International Distribution Agreement.

On August 23, 2016, we entered into Amendment No. 3 (“Amendment No. 3”) to the Amended and Restated Master Distributor Agreement with A-B, dated as of May 1, 2011, as amended, between us and A-B (the “Master Distributor Agreement”). Pursuant to Amendment No. 3, A-B and we agreed to extend the Master Distributor Agreement through December 31, 2028 (the “Term”), and to maintain the existing margin fee structure of $0.25 per case-equivalent in the Master Distributor Agreement through the Term. Without Amendment No. 3, beginning on January 1, 2019, a margin fee of $0.75 per case equivalent would have been payable by us under the Master Distributor Agreement. Amendment No. 3 also provides that, beginning on January 1, 2019, we will reinvest an aggregate amount equal to $0.25 per case equivalent in sales and marketing efforts for our products, subject to specified terms and conditions set forth in Amendment No. 3.

For additional information, see Note 5 of Notes to Consolidated Financial Statements.

Index

Results of Operations

The following table sets forth, for the periods indicated, certain information from our Consolidated Statements of Operations expressed as a percentage of Net sales(1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Sales	106.3%	106.9%	106.4%	107.0%
Less excise taxes	(6.3)	(6.9)	(6.4)	(7.0)
Net sales	100.0	100.0	100.0	100.0
Cost of sales	69.3	69.2	70.5	69.9
Gross profit	30.7	30.8	29.5	30.1
Selling, general and administrative expenses	28.8	28.3	29.6	28.9
Operating income (loss)	2.0	2.5	(0.1)	1.3
Interest expense	(0.3)	(0.3)	(0.3)	(0.3)
Other income, net	—	—	—	—
Income (loss) before income taxes	1.7	2.2	(0.4)	1.0
Income tax expense (benefit)	0.7	0.9	(0.2)	0.4
Net income (loss)	1.0%	1.3%	(0.3)%	0.6%

(1)	Percentages may not add due to rounding.

Segment Information
Net sales, Gross profit and Gross margin information by segment was as follows (dollars in thousands):

	Three Months Ended September 30,
2016	Beer Related	Brewpubs	Total
Net sales	$47,165	$8,038	$55,203
Gross profit	$15,823	$1,151	$16,974
Gross margin	33.5%	14.3%	30.7%

2015
Net sales	$46,940	$7,749	$54,689
Gross profit	$15,633	$1,226	$16,859
Gross margin	33.3%	15.8%	30.8%

	Nine Months Ended September 30,
2016	Beer Related	Brewpubs	Total
Net sales	$134,476	$22,227	$156,703
Gross profit	$43,046	$3,143	$46,189
Gross margin	32.0%	14.1%	29.5%

2015
Net sales	$133,727	$21,202	$154,929
Gross profit	$43,914	$2,797	$46,711
Gross margin	32.8%	13.2%	30.1%

Index

Sales by Category
Sales by category were as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar
Sales by Category	2016	2015	Change	% Change
A-B and A-B related(1)	$44,982	$47,250	$(2,268)	(4.8)%
Contract brewing and beer related(2)	5,640	3,461	2,179	63.0%
Excise taxes	(3,457)	(3,771)	314	(8.3)%
Net beer related sales	47,165	46,940	225	0.5%
Brewpubs(3)	8,038	7,749	289	3.7%
Net sales	$55,203	$54,689	$514	0.9%

	Nine Months Ended September 30,		Dollar
Sales by Category	2016	2015	Change	% Change
A-B and A-B related(1)	$130,062	$133,912	$(3,850)	(2.9)%
Contract brewing and beer related(2)	14,458	10,603	3,855	36.4%
Excise taxes	(10,044)	(10,788)	744	(6.9)%
Net beer related sales	134,476	133,727	749	0.6%
Brewpubs(3)	22,227	21,202	1,025	4.8%
Net sales	$156,703	$154,929	$1,774	1.1%

(1)	A-B and A-B related includes domestic and international sales of our owned brands sold through A-B and Ambev, as well as non-owned brands sold pursuant to master distribution agreements.

(2)
Beer related includes international beer sales not sold through A-B or Ambev, as well as fees earned through an alternating proprietorship agreement, and the prorated international distribution fee earned from ABWI.

(3)	Brewpubs sales include sales of promotional merchandise and sales of beer directly to customers.

Shipments by Category
Shipments by category were as follows (in barrels):

Three Months Ended September 30,	2016 Shipments	2015 Shipments	Increase (Decrease)	% Change	Change in Depletions(1)
A-B and A-B related(2)	184,900	200,800	(15,900)	(7.9)%	0%
Contract brewing and beer related(3)	21,000	16,100	4,900	30.4%
Brewpubs	2,500	3,100	(600)	(19.4)%
Total	208,400	220,000	(11,600)	(5.3)%

Nine Months Ended September 30,	2016 Shipments	2015 Shipments	Increase (Decrease)	% Change	Change in Depletions(1)
A-B and A-B related(2)	540,000	571,000	(31,000)	(5.4)%	0%
Contract brewing and beer related(3)	56,500	47,600	8,900	18.7%
Brewpubs	7,500	8,000	(500)	(6.3)%
Total	604,000	626,600	(22,600)	(3.6)%

(1)	Change in depletions reflects the year-over-year change in barrel volume sales of beer by wholesalers to retailers.

(2)
A-B and A-B related includes domestic and international shipments of our owned brands distributed through A-B and Ambev, as well as non-owned brands distributed pursuant to master distribution agreements.

(3)	Beer related includes international shipments of our beers not distributed through A-B or Ambev.

The decreases in sales to A-B and A-B related in the three and nine-month periods ended September 30, 2016 compared to the same periods of 2015 were primarily due to decreases in domestic shipments, partially offset by increases in unit pricing. A primary cause of the decrease in the three and nine-month periods ended September 30, 2016 was a decrease in domestic shipments of the Redhook and Widmer Brothers brands as we concentrate on their home markets of Washington and Oregon, respectively, as well

Index

as decreases in shipments of our Omission brand. The decreases were partially offset by the continued successful focus on national distribution of Kona. During the first quarter of 2016, we closed our largest and most efficient brewery, located in Portland, for approximately two weeks as we installed new equipment to further increase capacity and efficiency. This closure resulted in a temporary decrease of shipments across our brands in the nine-month period of 2016 compared to the same period of 2015.

The increases in Contract brewing and beer related sales in the three and nine-month periods ended September 30, 2016 compared to the same periods of 2015 were primarily due to contract brewing volume for Cisco Brewers beers, as well as alternating proprietorship fees earned from Appalachian Mountain Brewing Company for leasing the Portsmouth Brewery, which began during the first quarter of 2016, an increase in international shipments of our beers, which sell at a higher rate per barrel than contract brewing sales, as we expanded into additional countries, and $0.9 million of fees earned related to the international distribution agreement with ABWI. These increases were partially offset by decreases in our other contract brewing volume.

Brewpubs sales increased in the three and nine-month periods ended September 30, 2016 compared to the same periods of 2015, primarily as a result of higher guest counts at our Kona brewpub on the island of Oahu in Hawaii, partially offset by decreases in guest counts at our Redhook brewpub in Woodinville, Washington. The Hawaii brewpubs also have higher revenue per guest than the Redhook and Widmer Brothers brewpubs. The increase in Brewpubs sales at our Kona brewpub on Oahu in the first nine months of 2016 compared to the same period of 2015 was primarily due to the closure of the brewpub in the first quarter of 2015 for three weeks for a full remodel.

Excise taxes vary directly with the volume of beer shipped domestically.

Shipments by Brand
The following table sets forth a comparison of shipments by brand (in barrels):

Three Months Ended September 30,	2016 Shipments	2015 Shipments	Increase (Decrease)	% Change	Change in Depletions
Kona	110,200	97,800	12,400	12.7%	18%
Widmer Brothers	36,500	47,500	(11,000)	(23.2)%	(20)%
Redhook	33,100	46,100	(13,000)	(28.2)%	(26)%
Omission	11,300	14,600	(3,300)	(22.6)%	(14)%
All other(1)	11,000	5,700	5,300	93.0%	130%
Total(2)	202,100	211,700	(9,600)	(4.5)%	0%

Nine Months Ended September 30,	2016 Shipments	2015 Shipments	Increase (Decrease)	% Change	Change in Depletions
Kona	310,900	266,000	44,900	16.9%	18%
Widmer Brothers	114,800	141,100	(26,300)	(18.6)%	(17)%
Redhook	97,500	134,500	(37,000)	(27.5)%	(22)%
Omission	33,700	40,300	(6,600)	(16.4)%	(10)%
All other(1)	26,600	16,600	10,000	60.2%	73%
Total(2)	583,500	598,500	(15,000)	(2.5)%	0%

(1)
All other includes the shipments and depletions from our Square Mile and Resignation brand families, as well as the non-owned Cisco Brewers and Appalachian Mountain Brewing brand families, shipped by us pursuant to distribution agreements.

(2)	Total shipments by brand include international shipments and exclude shipments produced under our contract brewing arrangements.

The increases in our Kona brand shipments in the three and nine-month periods ended September 30, 2016 compared to the same periods of 2015 were primarily due to increases in domestic and international shipments, primarily led by demand for Big Wave Golden Ale.

The decreases in our Widmer Brothers brand shipments in the three and nine-month periods ended September 30, 2016 compared to the same periods of 2015 were primarily due to a a strategic decision to focus on the home market of Oregon, led by decreases in Hefeweizen brand shipments.

Index

The decreases in our Redhook brand shipments in the three and nine-month periods ended September 30, 2016 compared to the same periods of 2015 were primarily due to a strategic decision to focus on the home market of Washington, led by decreased shipments of Longhammer IPA and ESB.

The decreases in our Omission brand shipments in the three and nine-month periods ended September 30, 2016 compared to the same periods of 2015 were primarily due to lower demand for the Pale Ale style.

The increases in our All other shipments in the three and nine-month periods ended September 30, 2016 compared to the same periods of 2015 were primarily due to increases in the shipment volumes related to our new distribution agreements with Cisco Brewers and Appalachian Mountain Brewing, partially offset by decreases in our Resignation and Square Mile brand families.

Shipments by Package
The following table sets forth a comparison of our shipments by package, excluding shipments produced under our contract brewing arrangements (in barrels):

	2016		2015
Three Months Ended September 30,	Shipments	% of Total	Shipments	% of Total
Draft	46,000	22.8%	49,800	23.5%
Packaged	156,100	77.2%	161,900	76.5%
Total	202,100	100.0%	211,700	100.0%

	2016		2015
Nine Months Ended September 30,	Shipments	% of Total	Shipments	% of Total
Draft	136,700	23.4%	139,700	23.3%
Packaged	446,800	76.6%	458,800	76.7%
Total	583,500	100.0%	598,500	100.0%

The package mix was relatively consistent in the three and nine-month periods ended September 30, 2016 compared to the same periods of 2015.

Cost of Sales
Cost of sales includes purchased raw and component materials, direct labor, overhead and distribution costs.

Information regarding Cost of sales was as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar
	2016	2015	Change	% Change
Beer Related	$31,342	$31,307	$35	0.1%
Brewpubs	6,887	6,523	364	5.6%
Total	$38,229	$37,830	$399	1.1%

	Nine Months Ended September 30,		Dollar
	2016	2015	Change	% Change
Beer Related	$91,430	$89,813	$1,617	1.8%
Brewpubs	19,084	18,405	679	3.7%
Total	$110,514	$108,218	$2,296	2.1%

The increases in Beer Related Cost of sales in the three and nine-month periods ended September 30, 2016 compared to the same periods of 2015 were primarily due to increases in brewery costs and distribution rates per barrel, partially offset by decreases in shipment volume and component material costs on a per barrel basis. The brewery costs per barrel for the three-month period ended September 30, 2016 increased as we continued to absorb several key strategic operational enhancements completed during the first quarter of 2016. Beer Related Cost of sales for the nine-month period was also negatively impacted by the operational enhancements, which required the temporary closure of our largest-volume brewery in Portland and led to a decrease in brewing volume in the first quarter of 2016. The three and nine-month periods ended September 30, 2016 were both negatively impacted by lower capacity utilization at the Woodinville brewery as production volume for owned brands was moved from Woodinville

Index

to Portland in anticipation of increased contract brewing volume in Woodinville. Contract brewing volume was lower than anticipated causing under absorption of fixed overhead costs in Woodinville.

Early in the fourth quarter of 2016, we laid off approximately half of our production employees at our Woodinville brewery. The fourth quarter costs of the layoff are expected to be offset by the anticipated cost savings in the fourth quarter.

The increases in Brewpubs Cost of sales in the three and nine-month periods ended September 30, 2016 compared to the same periods of 2015 were primarily due to increases in Sales at our Kona brewpub on the island of Oahu. The increases were also partially due to expenses associated with the start up of our Seattle brewpub with anticipated opening in the first half of 2017.

Capacity utilization is calculated by dividing total shipments from our owned breweries by the approximate working capacity of these breweries and was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Capacity utilization	71%	75%	69%	72%

Capacity utilization in the three and nine-month periods ended September 30, 2016 was impacted by a decrease in shipment volume, including contract brewing shipment volume. Capacity utilization in the nine-month period ended September 30, 2016 was also impacted by the closure of our largest and most efficient brewery, located in Portland, for approximately two weeks during the first quarter of 2016 as we installed new equipment to further increase capacity and efficiency. In addition to our owned brewing capacity, we also have a brewing partner in Memphis, Tennessee. This partnership provided us scalable capacity and we had the ability to produce up to 100,000 barrels at this location annually. In 2016, we entered into a contract brewing agreement with ABCS and are beginning the process of transitioning our current production volume out of Memphis into ABCS’s facilities.

Gross Profit
Information regarding Gross profit was as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar
	2016	2015	Change	% Change
Beer Related	$15,823	$15,633	$190	1.2%
Brewpubs	1,151	1,226	(75)	(6.1)%
Total	$16,974	$16,859	$115	0.7%

	Nine Months Ended September 30,		Dollar
	2016	2015	Change	% Change
Beer Related	$43,046	$43,914	$(868)	(2.0)%
Brewpubs	3,143	2,797	346	12.4%
Total	$46,189	$46,711	$(522)	(1.1)%

Gross profit as a percentage of Net sales, or gross margin, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Beer Related	33.5%	33.3%	32.0%	32.8%
Brewpubs	14.3%	15.8%	14.1%	13.2%
Overall	30.7%	30.8%	29.5%	30.1%

The increase in Beer Related Gross profit in the three-month period ended September 30, 2016 compared to the same period of 2015 was primarily due to increased unit pricing, fees earned related to the international distribution agreement with ABWI, and decreased component material costs, partially offset by higher distribution rates, decreased shipment volume, and an increase in brewery costs per barrel at our owned breweries. The decrease in Gross profit in the nine-month period ended September 30, 2016 compared to the same period of 2015 was primarily due to the increase in brewery costs per barrel at our owned breweries as we temporarily closed our most efficient brewery in Portland, Oregon in the first quarter of 2016, higher distribution rates per barrel

Index

and a decrease in shipment volume, partially offset by an increase in unit pricing, decreased component materials costs, fees earned related to the international distribution agreement with ABWI and increased alternating proprietorship fees earned.

The increase in the Beer Related gross margin in the three-month period ended September 30, 2016 compared to the same period of 2015 was primarily due to improved unit pricing and a decrease in component material costs per barrel, partially offset by higher distribution and brewery costs per barrel. The decrease in the Beer Related gross margin in the nine-month period ended September 30, 2016 compared to the same period of 2015 was primarily due to higher brewery and distribution costs per barrel, partially offset by improved unit pricing and lower component material costs per barrel. The three and nine-month periods ended September 30, 2016 were both negatively impacted by lower capacity utilization at the Woodinville brewery as production volume for owned brands was moved from Woodinville to Portland in anticipation of increased contract brewing volume in Woodinville. Contract brewing volume was lower than anticipated causing under absorption of fixed overhead costs in Woodinville.

The decrease in the Brewpubs gross profit and margin in the three-month period ended September 30, 2016 compared to the same period of 2015 was primarily due to decreased revenue in the Redhook brewpub in Woodinville and the Widmer Brothers brewpub, as well as expenses associated with the start up of our Seattle brewpub, which is anticipated to open in the first half of 2017, partially offset by increased revenues at the Kona brewpubs. The increase in the Brewpubs gross profit and margin in the nine-month period ended September 30, 2016 compared to the same period of 2015 was primarily due to higher guest counts at our Kona brewpub on the island of Oahu in Hawaii which has a higher revenue per guest than the Redhook and Widmer Brothers brewpubs, and cost management achievements at both Kona brewpub locations, partially offset by expenses associated with the start up of our Seattle brewpub.

Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) include compensation and related expenses for our sales and marketing activities, management, legal and other professional fees and administrative support functions.

Information regarding SG&A was as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar
	2016	2015	Change	% Change
	$15,876	$15,497	$379	2.4%
As a % of Net sales	28.8%	28.3%

	Nine Months Ended September 30,		Dollar
	2016	2015	Change	% Change
	$46,348	$44,713	$1,635	3.7%
As a % of Net sales	29.6%	28.9%

The increases in SG&A for the three and nine-month periods ended September 30, 2016 compared to the same periods of 2015 were primarily due to increases in expense related to brand marketing, international support and emerging business, partially offset by decreases in employment costs. SG&A increased as a percentage of Net sales in the three and nine-month periods ended September 30, 2016 compared to the same periods of 2015, primarily due to the increase in SG&A expense outpacing the increases in Net sales due to emerging business expenses and costs related to negotiating the new agreements with A-B.

Interest Expense
Information regarding Interest expense was as follows (dollars in thousands):

Three Months Ended September 30,		Dollar
2016	2015	Change	% Change
$186	$148	$38	25.7%

Nine Months Ended September 30,		Dollar
2016	2015	Change	% Change
$520	$419	$101	24.1%

Index

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Average debt outstanding	$29,796	$17,957	$27,274	$18,953
Average interest rate	1.59%	2.13%	1.56%	1.85%

The increases in Interest expense in the three and nine-month periods ended September 30, 2016 compared to the same periods of 2015 were primarily due to the increases in our average debt outstanding. Our average debt outstanding increased as we have borrowed on our line of credit facility to support our expansion and growth plans, and to fund our working capital needs. The increases in average debt outstanding were partially offset by the decreases in the average interest rate.

Income Tax Provision
Our effective income tax rate was 40.0% for the first nine months of 2016 and 40.0% in the first nine months of 2015. The effective income tax rates reflect the impact of non-deductible expenses (primarily meals and entertainment expenses), state and local taxes, tax credits, and income excluded from taxation under the domestic production activities exclusion.

Liquidity and Capital Resources

We have required capital primarily for the construction and development of our production breweries, to support our expansion and growth plans, and to fund our working capital needs. We generally finance our capital requirements through cash flows from operations and bank borrowings, and also have the ability to raise capital through the sale of common and preferred stock. We anticipate meeting our obligations for the twelve months beginning October 1, 2016 primarily from cash flows generated from operations and borrowing under our line of credit facility. Capital resources available to us at September 30, 2016 included $0.4 million of Cash and cash equivalents and $21.1 million available under our line of credit facility.

At September 30, 2016 and December 31, 2015, we had $15.0 million and $10.8 million of working capital, respectively, and our debt as a percentage of total capitalization (total debt and common shareholders’ equity) was 20.3% and 14.1%, respectively.

A summary of our cash flow information was as follows (dollars in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$2,867	$8,302
Net cash used in investing activities	(13,123)	(9,362)
Net cash provided by financing activities	9,755	1,895
Increase (decrease) in Cash and cash equivalents	$(501)	$835

Cash provided by operating activities of $2.9 million in the first nine months of 2016 resulted from our Net loss of $0.4 million, offset by net non-cash expenses of $8.9 million and changes in our operating assets and liabilities as discussed in more detail below.

Accounts receivable, net, increased $4.8 million to $23.7 million at September 30, 2016 compared to $18.9 million at December 31, 2015. This increase was primarily due to the timing of shipments and a $5.0 million increase in our receivable from A-B, which totaled $17.5 million at September 30, 2016. Historically, we have not had collection problems related to our accounts receivable.

Inventories increased $2.6 million to $20.9 million at September 30, 2016 compared to $18.3 million at December 31, 2015. The increase from December 31, 2015 was due to the timing of shipments in the fourth quarter of 2015 and third quarter of 2016, seasonality and the forecasted demand for our beers.

Accounts payable increased $1.2 million to $18.3 million at September 30, 2016 compared to $17.1 million at December 31, 2015, primarily due to the timing of payments related to capital expenditures, raw and component materials and marketing.

Index

As of September 30, 2016, we had the following net operating loss carryforwards (“NOLs”) and federal credit carry forwards available to offset payment of future income taxes:

•	federal NOLs of $224,000, or $76,000 tax effected;

•	state NOLs of $41,000, tax-effected;

•	federal alternative minimum tax (“AMT”) credit carry forwards of $348,000; and

•	federal insurance contributions act ("FICA") credit carry forwards of $228,000, tax-effected.

We anticipate that we will utilize the remaining NOLs and federal credit carry forwards in the near future and, accordingly, once utilized, we will be required to satisfy all of our income tax obligations with cash.

Capital expenditures of $12.2 million in the first nine months of 2016 were primarily directed to beer production capacity and efficiency improvements. As of September 30, 2016, we had an additional $1.7 million of expenditures recorded in Accounts payable on our Consolidated Balance Sheets, compared to $1.3 million at December 31, 2015. We anticipate total capital expenditures of approximately $17 million to $19 million in 2016 primarily for capacity and efficiency improvements, quality initiatives and restaurant and retail. In 2015, we began investing approximately $10 million in our Oregon Brewery to expand capacity to 750,000 barrels per year, with expected completion in the first half of 2017. Also beginning in 2015 through expected completion in early 2018, we are investing approximately $20 million in a new Hawaiian Brewery to expand capacity to 100,000 barrels per year.

We have a loan agreement (as amended, the “Loan Agreement”) with Bank of America, N.A., which consists of a $40.0 million revolving line of credit (“Line of Credit”), including provisions for cash borrowings and up to $2.5 million notional amount of letters of credit, and a $10.1 million term loan (“Term Loan”). We may draw upon the Line of Credit for working capital and general corporate purposes until expiration on November 30, 2020. The maturity date of the Term Loan is September 30, 2023. At September 30, 2016, we had $18.9 million of borrowings outstanding under the Line of Credit and $9.8 million outstanding under the Term Loan.

Under the Loan Agreement, interest accrues at an annual rate based on the London Inter-Bank Offered Rate (“LIBOR”) Daily Floating Rate plus a marginal rate. The marginal rate varies from 0.75% to 1.75% for the Line of Credit and Term Loan based on our funded debt ratio. At September 30, 2016, our marginal rate was 1.00%, resulting in an annual interest rate of 1.53%.

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

Changes in Internal Control Over Financial Reporting
During the third quarter of 2016, no changes in our internal control over financial reporting were identified in connection with the evaluation required by Exchange Act Rule 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

Other than as described below, there have been no changes in our reported risk factors since the filing of our 2015 Annual Report on Form 10-K, which was filed with the SEC on March 2, 2016. The following new risk factor has been identified.

We are subject to tax liabilities imposed by the jurisdictions where we operate.
Tax liabilities may vary significantly and are subject to change. Among others, these taxes include  income  taxes,  property taxes, indirect  taxes  (excise,  sales, use  and  gross receipts  taxes),  payroll  taxes,  and withholding  taxes.

We may not be able to pass these tax costs on to consumers and remain competitive. For example, in Oregon, there is a ballot measure proposed for the upcoming November election that would impose a 2.5% minimum tax on gross receipts of C corporations with Oregon sales in excess of $25 million. This tax cannot be offset by tax credits. We estimate the passage of this tax would increase our annual Oregon tax liability. New tax laws and regulations and changes to existing tax laws and regulations could materially and adversely affect our financial results.

Index

Item 6. Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

10.1†
Contract Brewing Agreement, dated August 23, 2016, by and between CBA and A-B Commercial Strategies, LLC (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 24, 2016)

10.2†
International Distribution Agreement, dated August 23, 2016, by and between Craft Brew Alliance, Inc. and
Anheuser-Busch Worldwide Investments, LLC (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 24, 2016)

10.3
Amendment No. 3 to Amended and Restated Master Distributor Agreement, dated August 23, 2016, by and between CBA and Anheuser-Busch, LLC, as successor in interest to Anheuser-Busch, Incorporated (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 24, 2016)

10.4
Amendment No. 1 to Amended and Restated Exchange and Recapitalization Agreement, dated August 23, 2016, by and between CBA and Anheuser-Busch, LLC, as successor in interest to Anheuser-Busch, Incorporated (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 24, 2016)

31.1	Certification of Chief Executive Officer of Craft Brew Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer of Craft Brew Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
99.1	Press Release dated November 2, 2016
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

CRAFT BREW ALLIANCE, INC.

November 2, 2016	By:	/s/ Joseph K. Vanderstelt
Joseph K. Vanderstelt
Chief Financial Officer