Form 10-K
period 2016-12-31
CRAFT BREW ALLIANCE, INC.
filed 2017-03-16
CIK 892222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K
_____________________________
 ☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2016
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

The aggregate market value of the common equity held by non-affiliates of the registrant as of the last day of the registrant’s most recently completed second quarter on June 30, 2016 (based upon the closing price of the registrant’s common stock, as reported by the NASDAQ Stock Market, of $11.52 per share) was $144,099,279.

The number of shares outstanding of the registrant’s common stock as of March 10, 2017 was 19,261,245 shares.

Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for the 2017 Annual Shareholders’ Meeting are incorporated by reference into Part III.

CRAFT BREW ALLIANCE, INC.
2016 FORM 10-K ANNUAL REPORT

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

PART I

Item 1. Business

Overview

Craft Brew Alliance, Inc. ("CBA") is the sixth largest craft brewing company in the U.S. and a leader in brewing, branding, and bringing to market world-class American craft beers.

Our distinctive portfolio combines the power of Kona Brewing Company, a fast-growing national craft beer brand, with an expanding stable of strong regional breweries and innovative lifestyle brands, including Appalachian Mountain Brewery, Cisco Brewers, Omission Brewing Co., Redhook Brewery, Square Mile Cider Co. and Widmer Brothers Brewing. We nurture the growth and development of our brands in today’s increasingly competitive beer market through our state-of-the-art brewing and distribution capability, integrated sales and marketing infrastructure, and strong focus on partnerships, local community and sustainability.

CBA was formed in 2008 through the merger of Redhook Brewery and Widmer Brothers Brewing, the two largest craft brewing pioneers in the Northwest at the time. Following a successful strategic brewing and distribution partnership, Kona Brewing Co. joined CBA in 2010 and has become one of the fastest-growing craft brands in the U.S. As part of CBA, Kona has expanded its reach across all 50 U.S. states and approximately 30 international markets, while remaining deeply rooted in Hawaii.

In addition to growing and nurturing distinctive brands steeped in local heritage, Craft Brew Alliance is committed to developing innovative new category leaders, such as Omission Beer, which is the #1 beer in the gluten-free beer category, and Square Mile Cider.

As the craft beer market continues to grow and consumers increasingly demand local offerings, Craft Brew Alliance has expanded its portfolio of brands and maximized its brewing footprint through strategic partnerships with emerging craft beer brands in targeted markets. In 2015, we announced strategic partnerships with Appalachian Mountain Brewery, based in Boone, North Carolina; and Cisco Brewers, based in Nantucket, Massachusetts. Through this strategic partnership model, we gain local relevance in select beer geographies, while our partner breweries gain access to our world-class leadership and national brewing and sales infrastructure to grow their brands. In December 2016, we announced a new strategic partnership with Wynwood Brewing Co., a fast-growing craft brewery based in the heart of Miami’s multicultural arts district.

Publicly traded on NASDAQ under the ticker symbol BREW, Craft Brew Alliance is headquartered in Portland, Oregon and operates breweries and brewpubs across the U.S. For more information about CBA and its brands, see “Available Information” on page 13.

We proudly brew our craft beers in four company-owned breweries located in Portland, Oregon; the Seattle suburb of Woodinville, Washington; Portsmouth, New Hampshire; and Kailua-Kona, Hawaii; and, through the end of 2016, one partner brewery in Memphis, Tennessee. In 2016, we entered into a contract brewing agreement with A-B Commercial Strategies, LLC (“ABCS”), an affiliate of Anheuser-Busch, LLC (“A-B”), and are beginning the process of transitioning our current production volume out

Index

of Memphis into ABCS’s facilities. Additionally, we own and operate two 10-barrel innovation breweries in Portland, Oregon and Portsmouth, New Hampshire, which are primarily used for small batch production and limited-release brews.

We distribute our beers to retailers through wholesalers that are aligned with the A-B network. These sales are made pursuant to a Master Distributor Agreement (the “A-B Distributor Agreement”) with A-B, which extends through 2028. As a result of this distribution arrangement, we believe that, under alcohol beverage laws in a majority of states, these wholesalers would own the exclusive right to distribute our beers in their respective markets if the A-B Distributor Agreement expires or is terminated. In 2016, Kona, Redhook and Widmer Brothers beers were distributed in all 50 states. Omission Beer continues to expand into new markets in the U.S. and internationally, while Square Mile Cider is currently available in 13 states in the West. Separate from our A-B wholesalers, we maintain an internal independent sales and marketing organization with resources across the key functions of brand management, field marketing, field sales, and national retail sales.

We operate in two segments: Beer Related operations and Brewpubs operations. Beer Related operations include the brewing, and domestic and international sales, of craft beers and ciders from our breweries. Brewpubs operations include our five brewpubs, four of which are located adjacent to our Beer Related operations, other merchandise sales, and sales of our beers directly to customers.

Industry Background

We are one of the top six brewers in the craft brewing segment of the U.S. brewing industry. The domestic beer market includes ales and lagers produced by large domestic brewers, international brewers and craft brewers. Shipments of craft beer in the U.S. are estimated by industry sources to have increased by approximately 7% in 2016 over 2015 and by 12% in 2015 over 2014. While the overall domestic market experienced a modest increase in shipments of 0.3% in 2016, the craft beer segment continued its growth and captured market share from the rest of the domestic market. Craft beer shipments in 2016 and 2015 were approximately 14.5% and 13.6%, respectively, of total beer shipped in the U.S. Approximately 30.0 million barrels and 28.1 million barrels, respectively, were shipped in the U.S. by the craft beer segment during 2016 and 2015, while total beer sold in the U.S., including imported beer, was 207.5 million barrels and 206.8 million barrels, respectively. Compared with the other segments of the U.S. brewing industry, craft brewing is a relative newcomer. Twenty years ago, Redhook and Widmer Brothers Brewery were two of the approximately 200 craft breweries in operation. By the end of 2016, the number of craft breweries in operation had grown to more than 5,000. Industry sources estimate that craft beer produced by regional and national craft brewers, similar to us, accounts for approximately two-thirds of total craft beer sales, with one-third of the production brewed by smaller craft breweries.

Our comprehensive portfolio and national scale provide a competitive advantage in today’s market environment, which includes craft brewers, domestic specialty beers, and imports. Our distinctive brand portfolio is positioned to address significant changes in consumer trends, including increased demand for innovative flavors and styles, a growing interest in sustainability, and the increasing importance of local relevance. As an example, Kona Brewing is one of the most distinctive craft brewers, with a broad portfolio of beers that reflect a uniquely Hawaiian flavor profile, a recognized track record in sustainable business practices, and deep ties to its local community as Hawaii’s oldest and largest craft brewery.

Business Strategy

At Craft Brew Alliance, we believe we have an advantaged strategy that differentiates us in the rapidly evolving craft beer segment.

The central elements of our business strategy include:

•
An innovative complementary portfolio of beers and ciders, which includes national lifestyle brands such as Kona and Omission, as well as storied regional craft brands that reflect changing consumer trends around variety, flavor and locale.

•
Distinct, authentic craft beer brands with rich stories that are rooted in their local communities, including Widmer Brothers, Redhook Brewery, and Kona Brewing Company, and bold new trailblazers Omission Beer and Square Mile Cider Company, as well as strong regional craft partners such as Appalachian Mountain Brewery and Cisco Brewers.

•
A national brewing footprint that allows us to get our beers to market faster, fresher and more efficiently. We have significant flexibility to fully leverage the specific strengths of our distinct breweries and operations. Additionally, we guarantee the quality and consistency of all of our products through fine-tuned processes designed to ensure that everything, from brewing to quality-assurance to warehousing and distribution, meets our high standards. We believe that maximizing production under our direct supervision and through accomplished and expert partners is critical to our success. Further, we believe that our ability to engage in ongoing product innovation and to control product quality provides critical competitive advantages. Each of our breweries is modern, has flexible production capabilities, and is designed to produce beer in smaller batches compared to the national domestic brewers, thereby allowing us to brew a wide variety of brand offerings. We believe that our investment in brewing and logistics technologies enables us to minimize brewery operating costs and consistently produce innovative beer styles.

Index

•
Nationwide sales activation through robust partnerships with leading retailers. We leverage our national sales and marketing capabilities and complementary brand families to create a unique identity in the distribution channel and with the consumer. Our sales force calls on all retail channels nationally, including grocery, drug and convenience stores, something most other craft brewers are not positioned to do.

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

Brand Overview

Our portfolio includes our owned brands, the Kona Brewing Company, Widmer Brothers Brewing, Redhook Brewery, Omission Beer and Square Mile Cider Company brand families, along with partner brands Appalachian Mountain Brewery and Cisco Brewers.

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

Below is an overview of our five owned brands:

Kona Brewing Company
Kona Brewing Company was born in Kailua-Kona on the Island of Hawaii in the spring of 1994 by father and son team Cameron Healy and Spoon Khalsa, who had a dream to create fresh, local island brews made with spirit, passion and quality. Today, Kona is Hawaii’s largest and favorite craft brewery, known for top-selling flagship beers Longboard Island Lager and Big Wave Golden Ale and award-winning innovative small-batch beers available across the Islands. The Hawaii-born and Hawaii-based craft brewery prides itself on brewing the freshest beer of exceptional quality closest to market, which helps to minimize its carbon footprint by reducing shipping of raw materials, finished beer and packaging materials.

Kona Brewing Company has become one of the top craft beer brands in the world, while remaining steadfastly committed to its home market through a strong focus on innovation, sustainability and community outreach.

Widmer Brothers Brewing
Widmer Brothers Brewing founders Kurt and Rob Widmer helped create the Pacific Northwest craft beer movement in 1984 when, in their 20s, they began brewing unique interpretations of traditional German beer styles. In 1986, Widmer Brothers Brewing introduced the original American-style Hefeweizen, which elevated the brewery to national acclaim and has long been Oregon’s favorite craft beer. The brewery’s iconic Hefe celebrated its 30th anniversary in 2016 and remains one of the most awarded craft beer brands in the U.S. For more than three decades, Widmer Brothers has continued to push the boundaries of craft beer, developing a variety of beers with an unapologetic, uncompromising commitment to innovation. Based in Portland, Oregon, the brewery currently brews a variety of beers including Hefeweizen, Upheaval IPA, Steel Bridge Porter, Drop Top Amber Ale, and a full seasonal lineup. Additionally, the Widmer Brothers innovation brewery continues to make limited edition, small-batch beers available exclusively in Oregon and at the Widmer Brothers pub in North Portland.

Redhook Brewery
Redhook was born out of the energy and spirit of the early 1980s in the heart of Seattle. While the term didn’t exist at the time, Redhook became one of America’s first craft breweries with its focus on creating “better beers.” From a modest start in a former transmission shop in the Seattle neighborhood of Ballard to a Fremont trolley barn that housed The Trolleyman brewpub, to its current breweries in Woodinville, Washington, and Portsmouth, New Hampshire, Redhook has become one of America’s most recognized craft breweries. Redhook will open a 10-barrel brewpub in the Capitol Hill neighborhood of Seattle in 2017.

While Redhook has “grown up” over the past 30 years, one thing has never changed - Redhook is still brewing great beers like ESB and Long Hammer IPA, which is one of the top-ten IPAs in the U.S., along with a variety of seasonal beers. Redhook beers are available on draft and in bottles and cans around the country.

Index

Omission Beer
Omission is the first craft beer brand in the United States focused exclusively on brewing great-tasting craft beers with traditional ingredients-including malted barley-that are crafted to remove gluten. Brewed in Portland, Oregon, Omission tests the gluten levels in every batch through an independent lab that uses the R5Competitive Eliza test to ensure that gluten levels are less than 20 parts per million. Test results for every batch of Omission beer are available to consumers at: www.omissiontests.com. Omission produces three craft beers specially crafted to remove gluten: Omission Lager, Omission Pale Ale and Omission IPA. Omission has been the #1 beer brand in the gluten-free beer category for well over a year.

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

We also have brewing and distribution arrangements with partner brands, which included the following partners in 2016:

Appalachian Mountain Brewery
Appalachian Mountain Brewery, LLC is dedicated to making seriously delicious craft beer while focusing its business model on community, sustainability and philanthropy. Their Pints for Non-Profits program collaborates with local organizations that are dedicated to enriching the land, water, air and people of the High Country. Appalachian Mountain Brewery has earned numerous awards for its innovative craft beers and ciders, including Boone Creek Blonde Ale, which won a Gold Medal at the U.S. Open Beer Championships in 2016. The brewery’s core portfolio also includes Long Leaf IPA, Spoaty Oaty Pale Ale, and Porter, which is a gold medal winner at the Great International Beer and Cider Competition.

Cisco Brewers
Cisco Brewers is a craft brewery that embodies Nantucket’s “away off shore” lifestyle. Cisco Brewers is a unique operation, proud to be one of the very first producers in the United States crafting beer, wine, and spirits. Their home base is a major attraction for locals and tourists alike, and is regularly highlighted in the media as one of the top destinations on Nantucket Island. Cisco Brewers' year-round offerings include Whale’s Tale Pale Ale, Grey Lady, and Indie IPA.

Developments in Brands and Packaging

Our recent brand and packaging developments include:

Kona Brewing
In 2016, Kona Brewing Co. capitalized on the IPA craft trend with the launch of a new Island-inspired, tropical brew, Hanalei Island IPA, in Hawaii and southern California, followed by a national launch in January 2017. As with all of Kona’s beers, Hanalei Island IPA was named for a specific place in Hawaii, Hanalei Bay in Kauai, and evokes the spirit of Hawaii with distinctive local ingredients. Brewed with Hawaii’s beloved POG (pineapple, orange and guava) juice, Hanalei Island IPA is a coppery, laidback, session-style ale with tropical flavors and just 4.5% alcohol by volume ("ABV"). 2016 represented the seventh consecutive year of double-digit growth for the Hawaiian brewery on the mainland, as Kona continued to expand Longboard Lager and Big Wave distribution across all 50 states. We also added new countries to our distribution network, bringing Kona beers to more than 30 countries.

Widmer Brothers Brewing
In 2016, Widmer Brothers announced the arrival of its flagship beer Hefe in cans. Hefe has been the brewery’s flagship beer for 30 years, and the Original American Hefeweizen is still the best-selling craft beer in Oregon. To celebrate Hefe’s 30th anniversary in 2016, the storied, award-winning beer was launched in 12-ounce cans in six- and 12-packs in the Oregon market exclusively. As part of its ongoing commitment to its hometown, Widmer Brothers tapped three new beers in 2016 that were themed around the Portland Timbers MLS team. The first, launched in March 2016, was a rye altbier collaboration with Timbers Head Coach Caleb Porter and the Portland Timbers coaching staff called First Star, after the gold star worn by MLS Cup champion teams to signify their title wins. The brewery also tapped Thrill of Victory Cascadian Dark Ale, a collaboration with Columbus Brewing as part of a bet between the two breweries before last year’s MLS Championship game between the Timbers and the Columbus Crew. In September 2016, Widmer Brothers Brewing and Portland Timbers Goalkeeper Jake Gleeson teamed up to brew a small-batch, commemorative beer , “Centennial Celebration IPA,” a pineapple rye India Pale Ale, to mark the 100th consecutive Portland Timbers regular season match sellout.

Index

Redhook Brewery
In 2016, Redhook continued to pay homage to its roots as the first craft brewery in Seattle. The brewery launched a new packaging design that evokes the brewery’s earliest days in the Emerald City and announced that it will open a new innovation brewery in the historic Capitol Hill neighborhood.

In May 2016, Redhook introduced a new summer seasonal that is a true Seattle original. Summerhook is a golden rye ale made for Seattle summers: picnics at Green Lake, day games at Safeco Field, or warm evenings at the Fremont Solstice Fair. Summerhook is a golden rye ale that features crisp hoppiness and rye malt characteristics. Summerhook’s light body and 4.7% ABV make it a refreshing must for the season. Redhook also released a new national beer, American Pale Ale. This hoppy addition to Redhook’s year-round lineup, featuring classic red, white and blue packaging, was available nationally starting in July 2016. Redhook’s take on the American Pale Ale style integrates classic Chinook and Cascade hop characters into this easy-drinking and full-flavored pale ale. At 4.7% ABV, the sessionable American Pale Ale is a great beer for any occasion throughout the year, including Fourth of July barbeques, game nights, and casual hangouts with friends. American Pale Ale is available nationally in six- and twelve-packs, and on draught. The brewery also continued its partnership with the University of Washington and its beloved football and basketball teams.

Omission Beer
In 2016, Omission Beer maintained its position as the market leader in the gluten-free beer category. Omission IPA continued to expand into new markets across the country, following in the footsteps of Omission Lager and Pale Ale. With a focus on the healthy and active lifestyle consumer, Omission Beer remains a favorite among those consumers seeking a great-tasting beer crafted to remove gluten.

Square Mile Cider Company
In 2016, Square Mile Cider Company continued to expand distribution into 12 states, becoming the number one locally produced cider in the Northwest. The brand, which finds its inspiration from the pioneering spirit of the original Oregon pioneers, continues to offer two varieties: The Original, a classic American hard cider; and Spur & Vine, a hopped version of the classic American hard cider, with the addition of Citra and Galaxy hops.

Brewing Operations

Brewing Facilities
We use highly automated brewing equipment at our four owned production breweries and also operate two smaller, manual brewpub-style brewing systems. As of December 31, 2016, our total owned production capacity was 1,075,000 barrels. Our breweries include:

•	Oregon Brewery. Our Oregon Brewery is our largest capacity production brewery and we expect to complete construction on our expansion of the brewery’s annual capacity in 2017.

•	Washington Brewery. Our Washington Brewery utilizes a 100-barrel brewing system.

•	New Hampshire Brewery. Our New Hampshire Brewery utilizes a 100-barrel brewing system and uses an anaerobic waste-water treatment facility that completes the process cycle.

•
Hawaiian Brewery. Our Hawaiian Brewery utilizes a 25-barrel brewing system and utilizes a 229-kilowatt photovoltaic solar energy generating system to supply approximately 50 percent of its energy requirements through renewable energy. In 2016, we held a ground breaking ceremony for a new brewery near our existing brewery and pub in Kona. The new brewery, which is being built with sustainability in mind, is scheduled to go online in the first quarter of 2019.

•
Innovation Breweries. In 2016, we built a new 10-barrel innovation brewery adjacent to our main Portland production brewery. The brewery is focused on releasing innovative small-batch and limited release beers in the local market. Our New Hampshire innovation brewery system maintains a 3-barrel pilot brewing system and is located on the same site as our New Hampshire production brewery.

In addition to our owned brewing capacity, we supplemented our 2016 production needs through a brewing partnership with Blues City Brewing in Memphis, Tennessee. This partnership, which began in 2014, provided us the ability to produce up to 100,000 barrels at this location annually. In 2016, we entered into a contract brewing agreement with ABCS and will be transitioning our current production volume out of Memphis into ABCS’s facilities during 2017.

Packaging
We package our craft beers in cans, bottles and kegs. All of our production breweries, with the exception of the Hawaiian Brewery, have fully automated bottling and keg lines. The bottle fillers at all of the breweries utilize a carbon dioxide environment during bottling, ensuring that minimal oxygen is dissolved in the beer and extending the beer’s shelf life. We offer an assortment of packages to highlight the unique characteristics of each of our beers and to provide greater opportunities for customers to drink

Index

our beers in more locations and at more events and occasions, matching the active lifestyles and preferences of our consumers. Additionally, in our Portland Widmer Brothers Brewpub, we package our small-batch and innovation beers for consumers in crowlers.

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

Contract Brewing
We enter into contract brewing arrangements in an effort to absorb excess capacity under which we produce beer in volumes and per specifications as designated by the arrangements.

During 2016, we shipped 26,700 barrels under contract brewing arrangements, compared to 36,800 barrels in 2015 and 39,700 in 2014.

Brewpubs Operations

We own and operate five brew-pub restaurants and retail stores that support consumer awareness and research and development. Our five brew-pub restaurants allow us to interact directly with over 1.5 million consumers annually in our home markets, which creates a sense of brand loyalty. Our brewers are continually experimenting with different varieties of hops and malts in all styles of beer, and our brewpubs allow us to bring those beers to market in test-size batches in order to evaluate their potential prior to releasing them on a wider basis.

Distribution

With limited exceptions, all brewers in the United States are required to sell their beers to independent wholesalers, who then sell the beers to retailers. We are the only independent craft brewer in the U.S. to have established a wholly-aligned distribution network through our partnership with A-B. This partnership provides us national distribution, which results in both an effective distribution presence in each market and administrative efficiencies. Our beers are available for sale directly to consumers in draft, cans and bottles at restaurants, bars and liquor stores, as well as in cans and bottles at supermarkets, warehouse clubs, convenience stores and drug stores. We sell beer directly to consumers at our brewpubs and breweries.

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

In 2016 and 2015, we sold approximately 693,300 barrels and 753,400 barrels, respectively, to the wholesalers in A-B’s distribution network, accounting for 89.4% and 91.4%, respectively, of our shipment volume for the corresponding periods.

Sales and Marketing

In addition to leveraging our owned brewpubs and retail locations, we promote our products through a national sales and marketing network that includes, but is not limited to, i) creating and executing a range of advertising programs; ii) training and educating

Index

wholesalers and retailers about our products; and iii) promoting our name, product offerings, brands, and experimental beers at local festivals, venues and brewpubs.

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

Our breweries also play a significant role in increasing consumer awareness of our products and enhancing our image as a craft brewer. Thousands of visitors per year take tours at our breweries and all of our production breweries have a retail restaurant or pub where our products are served. In addition, several of the breweries have meeting rooms that the public can rent for business meetings, parties and holiday events, and that we use to entertain and educate wholesalers, retailers and the media about our products. At our brewpubs, we sell various items of apparel and other merchandise bearing our trademarks, which creates further awareness of our beers and reinforces our brand image. To further promote retail canned and bottled product sales, and in response to local competitive conditions, we regularly recommend that wholesalers offer discounts to retailers in most of our markets.

Relationship with Anheuser-Busch, LLC

Distributor Agreement
The Master A-B Distributor Agreement (the "A-B Distributor Agreement"), as amended in August 2016, provides for the distribution of our brands, as well as those of AMB and Cisco, in all states, territories and possessions of the United States, including the District of Columbia and, except with respect to Kona beers, all U.S. military, diplomatic, and governmental installations in a U.S. territory or possession. Under the A-B Distributor Agreement, we have granted A-B the right of first refusal to distribute our products, including any internally developed new products, but excluding new products that we may acquire. We are responsible for marketing our products to A-B’s wholesalers, as well as to retailers and consumers.

As amended in August 2016, the term of the A-B Distributor Agreement will expire on December 31, 2028. The A-B Distributor Agreement is also subject to immediate termination, by either party, upon the occurrence of standard events of default as defined in the agreement. Additionally, the A-B Distributor Agreement may be terminated by A-B, with six months’ prior written notice to us, upon the occurrence of any of the following events:

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

A-B also has the right to deliver a revocation notice and reinstitute the terms of the A-B Distributor Agreement as they existed prior to August 23, 2016, following a “change of control event” that occurs or for which a definitive agreement is entered into prior to August 23, 2019, and is subsequently completed. A “change of control event” includes, with certain exceptions, (i) the acquisition by a person or group of beneficial ownership on a fully diluted basis of 50% or more of our equity securities (or the equity securities of the surviving entity in any merger, consolidation, share exchange or other business combination involving us), (ii) a change in the composition of our board of directors during any consecutive 12-month period such that the incumbent directors cease to constitute at least a majority of the board of directors, or (iii) the completion of a sale, lease, exchange, or other transfer of (A) the Kona brand or (B) 50% or more of our assets based on fair market value. A-B would have a similar revocation right upon the earliest to occur of (x) our rejection of a “qualifying offer” by A-B, (y) the completion of a transaction implementing A-B’s qualifying offer, and (z) our failure to enter into a definitive transaction agreement with A-B within 120 days following receipt of A-B’s qualifying offer, with certain exceptions. A “qualifying offer” means an offer or proposal on customary terms and conditions, with certain exceptions, made by A-B (or one of its affiliates) for the acquisition of all of our outstanding common stock not owned by A-B or its affiliates, for an aggregate value (subject to adjustment for changes in capitalization) of (a) until August 23, 2017, at least $22.00 per share, (b) from August 24, 2017 through August 23, 2018, at least $23.25 per share, and (c) beginning August 24, 2018, at least $24.50 per share.

Index

Contract Brewing Agreement
On August 23, 2016, we entered into a Contract Brewing Agreement (the “Brewing Agreement”) with A-B Commercial Strategies, LLC (“ABCS”), an affiliate of A-B, pursuant to which ABCS will brew, bottle and package up to 300,000 barrels of our mutually agreed products annually, in facilities owned by ABCS within the United States, for an initial term through December 31, 2026. We are in the process of transitioning our current production volume from our contract brewer in Memphis, Tennessee, to ABCS’s facilities. We will share equally with ABCS in any cost savings arising from the Brewing Agreement, provided that our cost savings will equal at least $10.00 per barrel on an aggregate basis, following certain adjustments as set forth in the Brewing Agreement.

The Brewing Agreement provides specified termination rights, including, among other things, the right of either party to terminate the Brewing Agreement if (i) the other party fails to perform any material obligation under the Brewing Agreement, subject to certain cure rights, (ii) the International Distribution Agreement (as defined below) is terminated pursuant to certain specified provisions thereof, or (iii) subject to certain conditions, if the Master Distributor Agreement (as defined above) is terminated pursuant to certain specified provisions thereof.

In addition, ABCS has the right to terminate the Brewing Agreement, upon 90 days’ prior written notice to us, following (i) a change of control event (as defined above) that occurs or for which a definitive agreement is entered into prior to August 23, 2019, and is subsequently completed, or (ii) the earliest of (x) our rejection of a “qualifying offer” (as defined above), (y) the completion of a transaction implementing a qualifying offer, and (z) our failure to enter into a definitive transaction agreement within 120 days following receipt of a qualifying offer, with certain exceptions.

International Distribution Agreement
On August 23, 2016, we also entered into an International Distribution Agreement (the “International Distribution Agreement”) with Anheuser-Busch Worldwide Investments, LLC (“ABWI”), an affiliate of A-B, pursuant to which ABWI will be the sole and exclusive distributor of our malt beverage products in jurisdictions outside the United States, subject to the terms and conditions of our agreement with our existing international distributor, CraftCan Travel LLC, and certain other limitations, in each case as set forth in the International Distribution Agreement. Under the International Distribution Agreement, following delivery of notice to us, ABWI may also elect to commence brewing outside of the United States some or all of the products to be distributed in the non-U.S. jurisdictions covered by the International Distribution Agreement.

Under the terms of the International Distribution Agreement, with respect to our exported products produced by us, ABWI will pay us our costs of production plus reasonable out-of-pocket expenses relating to export shipment costs. Additionally, ABWI will pay us an international royalty fee based on volume of our products sold by ABWI, equal to either $40 per barrel or $30 per barrel, depending on certain factors described in the International Distribution Agreement, which royalty fee will be subject to escalation annually, beginning in calendar year 2018, on the terms described in the International Distribution Agreement. For calendar year 2016, 2017 and 2018, ABWI will also pay us one-time fees of $3.0 million, $5.0 million and $6.0 million, respectively. The sum of the fees is recognized in Beer Related Net sales on a straight-line basis over the 10-year contract term, while the fees are collected in the first quarter of the year following the applicable calendar year.

The International Distribution Agreement contains specified termination rights, including, among other things, the right of either party to terminate the International Distribution Agreement if (a) the other party fails to perform any material obligation under the International Distribution Agreement, subject to certain cure rights or (b) the Brewing Agreement is terminated pursuant to certain specified provisions thereof. In addition, ABWI has the right to terminate the International Distribution Agreement upon 90 days’ prior written notice to us following (i) a “change of control event” (as defined above) that occurs or for which a definitive agreement is entered into prior to August 23, 2019, and is subsequently completed, or (ii) the earliest of (x) our rejection of a “qualifying offer” (as defined above), (y) the completion of a transaction implementing a qualifying offer, and (z) our failure to enter into a definitive transaction agreement within 120 days following receipt of a qualifying offer, with certain exceptions (each of the foregoing subclauses (x) through (z), a “qualifying offer lapse”). Following termination of the International Distribution Agreement due to a qualifying offer lapse, or any change of control event, ABWI shall have the right to purchase the international distribution rights for each of our brands then being distributed under the International Distribution Agreement at the fair market value of such rights, and on otherwise customary terms and conditions, as set forth in the International Distribution Agreement.

Under the International Distribution Agreement, ABWI will also be required to make a one-time $20.0 million payment to us on August 23, 2019. The payment is being recognized in Beer Related Net sales on a straight-line basis over the 10-year contract term. However, ABWI will not (subject to compliance with certain notice requirements) be obligated to make such one-time payment if, prior to that date, (i) a “change of control event” occurs or a definitive agreement for a transaction constituting a change of control event is entered into, (ii) ABWI (or an affiliate thereof) makes a qualifying offer and there is a qualifying offer lapse or (iii) we enter into a definitive agreement with ABWI (or an affiliate thereof) with respect to a qualifying offer but such agreement

Index

is subsequently terminated, other than for certain regulatory reasons (in which case the $20.0 million shall remain payable). Unless terminated sooner, the International Distribution Agreement will continue in effect until December 31, 2026.

Exchange Agreement
We have also entered into an Amended and Restated Exchange and Recapitalization Agreement (the “Exchange Agreement”) with A-B, pursuant to which we have granted A-B certain contractual rights. The Exchange Agreement originally was entered into in 2004 as part of a recapitalization in which we redeemed preferred shares held by A-B in exchange for cash and the shares of our common stock currently held by A-B. A-B owned 31.5% of our outstanding shares of common stock at December 31, 2016.

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

On August 23, 2016, A-B and we entered into an amendment to the Exchange Agreement providing A-B with rights, following a “change of control event” or a “qualifying offer,” similar to those described above under “Distributor Agreement.”

Contract pricing may not be commensurate with amounts that an independent market participant would pay due to the related party nature of the agreements.

Fees
We pay fees to A-B in connection with the sale of our products, including margin fees, invoicing, staging and cooperage handling fees, and inventory manager fees.

See Note 17 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Relationship with Pabst Northwest Brewing Company

On January 8, 2016, we entered into brewing agreements ("the brewing agreements") with Pabst Northwest Brewing Company ("Pabst"), a subsidiary of Pabst Brewing Company, under which Pabst has the ability to brew selected Rainier Brewing Company and other brands at our brewery in Woodinville, Washington under a license agreement. The brewing agreements expire on December 31, 2018. During 2016, we recorded $1.6 million in fees earned from Pabst related to a contract brewing volume shortfall in Contract brewing and beer related sales.

In conjunction with the brewing agreements, we granted Pabst an option to purchase the Woodinville brewery and adjacent pub, as well as related assets (together, the "Property"), at any time prior to termination of the brewing agreements. The purchase price of the Property will be $25.0 million if Pabst exercises the option during the first year of the agreement (which has elapsed), $26.0 million if exercise occurs during the second year of the agreement, and $28.0 million if Pabst exercises the option during the third year of the agreement and on or before the close of business on December 31, 2018. Under the option agreement, Pabst conducted an additional diligence review of environmental and title issues relating to the Property, and, upon completion, did not exercise its right to terminate either the brewery agreements or the option agreement. If Pabst does not exercise its option to purchase the Property, it may be required to pay us a termination fee.

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

In 2016, the craft brewing industry continued to experience unprecedented change and competition, characterized by three trends: 1) the growing number and popularity of new local craft breweries that captured market share from established craft breweries, 2) continued acquisition and investment activity between craft brewers, large domestic and foreign brewers, and private equity firms, and 3) continued competitive pressure from international brewers, including Crown, which target both domestic and craft beer drinkers. In 2016, according to industry sources, A‑B and MillerCoors accounted for almost 80% of total beer shipped in the U.S., excluding imports. In addition, A-B and MillerCoors have continued to invest in existing smaller craft breweries and nurtured separate craft-focused divisions in an effort to capitalize on the growing craft beer segment and consumer trend for locally produced products.

Competition varies by regional market. Depending on the local market preferences and distribution, we have encountered strong competition from microbreweries, regional specialty brewers and several national craft brewers that include MillerCoors’ Tenth and Blake Beer Company division (“Tenth and Blake”), Constellation Brands, and A-B’s High End division. A-B’s High End division includes Goose Island, Blue Point Brewing, 10 Barrel Brewing Company, Elysian, Golden Road, Shock Top, Karbach Brewing and others. Because of the large number of participants and offerings in this segment, along with the accelerating consumer preference for local offerings, the competition for packaged product placements and especially draft beer placements has intensified. Although certain of these competitors distribute their products nationally and may have greater financial and other resources than we have, we believe that we possess certain competitive advantages, including our unique portfolio strategy that combines strong national lifestyle brands supported by distinctive regional craft brands, the scale and specialization of our production breweries, strategically distributed sales and marketing resources, and alignment within the A-B distribution network.

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

In response to the growth of the craft beer segment, the major domestic national brewers have invested in purchasing small craft breweries. The major national brewers, including Tenth and Blake through MillerCoors, and A-B High End brands through A-B, have significantly greater financial resources than we do and have access to a greater array of advertising and marketing tools to create product awareness of these offerings.

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

Competition for consumers of craft beers also comes from wine and spirits, which reflects today’s millennial consumers who typically drink across three alcoholic beverage categories in a single drinking occasion. Growth in this segment appears to be attributable to competitive pricing, television advertising, increased merchandising and increased consumer interest in local wine and craft spirits. Recently, the wine industry has been aided, on a limited basis, by its ability to sell outside of the three-tier system, allowing sales to be made directly to the consumer. While the craft beer segment competes with wine and spirits, it also benefits from many of the same advantages enjoyed by wine and spirit producers. These include consumers who allow themselves affordable luxuries in the form of high quality alcoholic beverages.

A significant portion of our sales continues to be in the Pacific Northwest and in California, which we believe are among the most competitive craft beer markets in the United States, both in terms of number of participants and consumer awareness. We believe that these areas offer significant competition for our products, not only from other craft brewers but also from the growing wine market and from flavored alcohol beverages. Additionally, we are monitoring the impact of cannabis as more states legalize marijuana for retail sales. Our recent marketing efforts have been focused on promoting the authenticity of our pioneering owned brands and partner brands, the appeal of our newer brands and better segmenting our marketing strategies to communicate the attributes of our portfolio to our target consumers. We believe that our broad array of beers and brands enables us to offer an assortment of flavors and experiences that appeal to more people.

Segment and Enterprise-Wide Information

See Note 11 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for the required segment and enterprise-wide information.

Index

Regulation

Our business is highly regulated at federal, state and local levels. Various permits, licenses and approvals necessary for our brewery and pub operations and the sale of alcoholic beverages are required from a number of agencies, including the U.S. Treasury Department, the Alcohol and Tobacco Tax and Trade Bureau (“TTB”), the U.S. Department of Agriculture, the U.S. Food and Drug Administration (“FDA”), state alcohol regulatory agencies, and state and local health, sanitation, safety, fire and environmental agencies. In addition, the beer industry is subject to substantial federal and state excise taxes.

The FDA issued a proposed rule in November 2015 on the use of “gluten-free” labeling for fermented and hydrolyzed foods and beverages that may affect our ability to market our Omission Beer. The proposed rule is under review by the Office of Management and Budget and is expected to become final in April 2017. See Item 1A. Risk Factors for additional information.

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

The U.S. federal government currently levies an excise tax of $18 per barrel on beer sold for consumption in the United States; however, brewers, such as us, that produce less than two million barrels annually are taxed at $7 per barrel on the first 60,000 barrels shipped, with shipments above this amount taxed at the normal rate. Certain states also levy excise taxes on alcoholic beverages. Excise taxes may be increased in the future by the federal government or any state government or both. In the past, increases in excise taxes on alcoholic beverages have been considered in connection with various governmental budget-balancing or funding proposals. In January 2017, the Craft Beverage Modernization and Tax Reform Act (S.236/H.R. 747) was introduced in both the U.S. Senate and the U.S. House of Representatives. If enacted, the act would provide significant tax relief to all brewers and importers. Our benefit would be significant because it would reduce the excise tax from $7 to $3.50 per barrel on the first 60,000 barrels shipped and from $18 to $16 per barrel shipped on the next 6 million barrels shipped.

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

Dram Shop Laws
The serving of alcoholic beverages to a person known to be intoxicated may, under certain circumstances, result in the server being held liable to third parties for injuries caused by the intoxicated customer. Our restaurants and brewpubs have addressed this issue by maintaining reasonable hours of operation and routinely performing training for personnel.

Trademarks

We have obtained U.S. trademark registrations for numerous products. Trademark registrations generally include brand names and logos and specific product names. The Kona Brewing Co., Widmer Brothers Brewing, Redhook, and Omission marks and certain other marks are also registered in various foreign countries. We regard our Kona Brewing Co., Widmer Brothers Brewing, Redhook, Omission, Square Mile and other trademarks as having substantial value and as being an important factor in the marketing of our products. We are not aware of any infringing uses that could materially affect our current business or any prior claim to the trademarks that would prevent us from using such trademarks in our business. Our policy is to pursue registration of our material trademarks in our markets whenever possible and to oppose vigorously any infringement of our trademarks.

Employees

At December 31, 2016, we employed approximately 800 people, including 395 employees in the brewpubs and retail stores, 180 employees in production, 135 employees in sales and marketing and 90 employees in corporate and administration. Included in the totals above are 184 part-time employees and 9 seasonal or temporary employees. None of our employees are represented by a union or employed under a collective bargaining agreement. We believe our relations with our employees to be good.

Index

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
We compete in the highly competitive craft beer market, as well as in the much larger specialty beer category, which includes the imported beer segment and fuller-flavored beers offered by major brewers. We face increasing competition from producers of wine, spirits and flavored alcohol beverages offered by the larger brewers and spirit producers. We are also monitoring the impact of cannabis as more states legalize marijuana for retail sale. Increased competition could adversely affect our future sales and results of operations. See "Competition" in Part I, Item 1 of this Annual Report on Form 10‑K.

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

We manage and store various proprietary information and sensitive or confidential data relating to our business, including sensitive and personally identifiable information. Breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, our employees, or our customers, including the potential loss or disclosure of such information or data as a result of hacking, fraud, trickery or other forms of deception, could expose us, our customers or the individuals affected to a risk of loss or misuse of this information. Any such breach, loss, or disclosure could result in litigation and potential liability for us, damage our brand image and reputation, or otherwise harm our business. In addition, our current data protection measures might not protect us against increasingly sophisticated and aggressive threats, while the cost and operational consequences of implementing further data protection measures could be significant.

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

Index

Changes in consumer preferences or public attitudes about alcohol could decrease demand for our products.
If consumers become unwilling to accept our products or if general consumer trends cause a decrease in the demand for beer, including craft beer, our sales and results of operations would be adversely affected. There is no assurance that the craft brewing segment will continue to experience growth in future periods. If the markets for wine, spirits or flavored alcohol beverages continue to grow, this could draw consumers away from the beer industry in general and our products specifically. Further, the alcoholic beverage industry has become the subject of considerable societal and political attention in recent years due to increasing public concern over alcohol-related social problems, including drunk driving, underage drinking and health consequences from the misuse of alcohol. In reaction to these concerns, steps may be taken to restrict advertising by beer producers, to impose additional cautionary labeling or packaging requirements, or to increase excise or other taxes on beer. Any such developments may have a significant adverse impact on our financial condition, operating results and cash flows.

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

Omission beers are subject to regulation by the Department of Treasury’s Alcohol and Tobacco Tax and Trade Bureau (“TTB”), but as a result of overlapping jurisdictions of the FDA and TTB, the role each agency plays in the regulation of fermented alcohol beverages, and the commitments the two agencies have made to work together to establish consistent gluten labeling policies for comparable alcohol beverage products, the above referenced FDA notice of proposed rulemaking has far-reaching implications for fermented alcohol beverages, like Omission Beer, that are subject to regulation by both the FDA and TTB. In accordance with the TTB’s premarket approval requirements, the TTB approved Omission labeling, including its gluten-related claims, as per their policy concerning gluten content statements in the labeling and advertising of malt beverages.

If the FDA's proposed rule becomes final as written, the TTB’s policy may be superseded, which would have a significant impact on our ability to market and sell our Omission beers as “crafted to remove gluten” and negatively impact our operating results. CBA fully engaged in the FDA rulemaking process and submitted extensive regulatory, legal and scientific comments to the docket in April 2016. The FDA sent the rule to the Office of Management and Budget for review, and the final rule is expected to be announced in April 2017. Soon thereafter, we expect the TTB to modify its interim policy accordingly and will plan to engage in this process.

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. As disclosed in Item 9A, management identified a material weakness in our internal control over financial reporting related to accounting for complex revenue transactions.

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - An Integrated Framework. We are actively engaged in developing a remediation plan designed to address this material weakness. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

Product safety and quality concerns may have a material adverse effect on our business.
Our success depends in large part on our ability to maintain consumer confidence in the safety and quality of our products. We have rigorous product safety and quality standards which we expect our breweries and our brewing partners to meet. However, we cannot assure you that, despite our strong commitment to product safety and quality, we will always meet these standards. If we, or our brewing partners, fail to comply with applicable product safety and quality standards and our products on the market are, or become, contaminated or adulterated, we may be required to conduct costly product recalls and may become subject to product liability claims and negative publicity, which could cause our reputation and business to suffer.

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

Any disruption in the ability of the wholesalers, A-B, or us to distribute products efficiently due to any significant operational problems, such as widespread labor union strikes or the loss of a major wholesaler as a customer, could hinder our ability to get our products to retailers and could have a material adverse impact on our sales, results of operations and cash flows. A-B has been purchasing distributors in states where it is legally permissible, which could impact our distribution if the A-B relationship were to end. 35% of our shipments during 2016 were through A-B owned distributors.

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
A-B owns 31.5% of our outstanding common stock, making A-B our largest shareholder. In addition, under the Exchange Agreement, A-B may designate two nominees to our board of directors. These directors also participate on our audit, compensation, and nominating and governance committees as non-voting observers, and one of these directors participates on our strategic planning committee as a voting member. As a result, A-B has an influential voice in deliberations of the board of directors and shareholders. A-B and its affiliates also have the right to terminate our contract brewing arrangements and to rescind certain amendments to our other contracts with them upon the occurrence of certain events. See “Relationship with Anheuser-Busch, LLC” in Item 1. Business above for additional information.

Expansion projects at our Portland and Kona breweries may be subject to various risks, including cost overruns, construction delays, and inability to fully utilize additional production capacity, which may adversely affect our financial condition and results of operations.
During 2015, we announced plans to expand our Portland brewery to increase annual brewing capacity to 750,000 barrels at a total estimated cost of $10 million. We also held a ground-breaking ceremony on the site of a new, state-of-the-art brewing facility in Kailua-Kona, Hawaii, with an annual production capacity of 100,000 barrels at a total estimated cost of approximately $20 million. As with all projects of this magnitude, there is the potential risk of significant cost overruns, which could require us to increase our borrowing under our revolving credit facility or to find additional financing. We may also experience unforeseen construction delays, which could result in our inability to bring one or both of these facilities into production as scheduled, adversely affecting our results of operations and financial condition. In addition, if we do not achieve sufficient growth in product sales to absorb the increased production capacity following completion of these projects, we will be unable to realize our goals for gross margin improvement, which would have a negative impact on our results of operations and return on investment.

We expect to continue to make strategic investments in improvements aimed at increasing the efficiency, capabilities and capacity of our breweries, improving our ordering and logistics systems, and enhancing the customer experience at our restaurant facilities. Failure to realize the anticipated benefits and generate adequate returns on such capital improvement projects may have a material adverse effect on our results of operations and cash flows.

Index

Operating breweries at production levels substantially below their current designed capacities could negatively impact our financial results.
As of December 31, 2016, the annual working capacity of our breweries was approximately 1,075,000 barrels. Due to many factors, including seasonality and production schedules of various draft products and bottled products and packages, actual production capacity will rarely, if ever, approach full working capacity. We believe that capacity utilization of the breweries will fluctuate throughout the year, and even though we expect that capacity of our breweries will be efficiently utilized during periods when our sales are strongest, there likely will be periods when the capacity utilization will be lower. We have also reserved significant capacity at our Woodinville brewery for our brewing agreement with Pabst and, if their contract brewing volume is materially short of expectations, as occurred in 2016, we may not operate that brewery at optimum levels. If we experience contraction in our sales and brewing volumes, the resulting excess capacity and unabsorbed overhead will have an adverse effect on our gross margins, operating cash flows and overall financial performance. We periodically evaluate whether we expect to recover the costs of our production breweries over the course of their useful lives. If facts and circumstances indicate that the carrying value of these long-lived assets may be impaired, an evaluation of recoverability will be performed by comparing the carrying value of the assets to projected future undiscounted cash flows along with other quantitative and qualitative analyses. If we determine that the carrying value of such assets does not appear to be recoverable, we will recognize an impairment loss by a charge against current operations, which could have a material adverse effect on our results of operations.

Our sales are concentrated in the Pacific Northwest, California and Hawaii.
Our sales in 2016 were concentrated in Washington, Oregon, California and Hawaii and, consequently, our future sales may be adversely affected by changes in economic and business conditions within these states. We also believe the Pacific Northwest and California are among the most competitive craft beer markets in the United States, both in terms of number of market participants and consumer awareness. The Pacific Northwest and California offer significant competition to our products, not only from other craft brewers, but also from the major domestic brewers, wine producers and flavored alcohol beverages.

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
In June 2014, we initiated full-scale brewing with our brewing partner in Memphis, Tennessee. This partnership provided us scalable capacity and we had the ability to produce up to 100,000 barrels at this location annually. In 2016, we entered into a contract brewing agreement with ABCS and, once fully optimized, anticipate producing up to 300,000 barrels of our beer at this facility annually. We are beginning the process of transitioning our current production volume out of Memphis into ABCS’s facility.

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

We are subject to governmental regulations affecting our breweries and brewpubs.
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
We depend, in part, on our revolving line of credit with Bank of America, N.A. ("BofA"), to fund our operations and commitments for capital expenditures. Our capital expenditures in 2017 are expected to range from $16 million to $20 million. A number of factors could cause us to incur increased borrowing costs and to have greater difficulty accessing public and private markets for debt. These factors include general economic conditions, disruptions or declines in the global capital markets, our financial performance or outlook, and credit. An adverse change in any or all of these factors may materially adversely affect our ability to fund our operations and contractual or financing commitments.

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

Index

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

Our option agreement with Pabst Northwest Brewing Company may not culminate in the sale of our Woodinville brewing facility.
On January 8, 2016, we entered into brewing agreements with Pabst under which Pabst has the ability to brew selected Rainier Brewing Company and other brands at our brewery in Woodinville, Washington under a license agreement. The agreements expire on December 31, 2018.

In conjunction with the brewing agreements, we granted Pabst an option to purchase the Woodinville brewery and adjacent pub, as well as related assets (together, the "Property"), at any time prior to termination of the brewing agreements. The purchase price of the Property will be $25.0 million if Pabst exercises the option during the first year of the agreement (which has elapsed), $26.0 million if exercise occurs during the second year of the agreement, and $28.0 million if Pabst exercises the option during the third year of the agreement and on or before the close of business on December 31, 2018. Under the option agreement, Pabst conducted an additional diligence review of environmental and title issues relating to the Property, and, upon completion, did not exercise its right to terminate either the brewery agreements or the option agreement. If Pabst does not exercise its option to purchase the Property, it may be required to pay us a termination fee.

If Pabst does not exercise the option, we will retain ownership and operation of the Woodinville brewery, which could have an adverse effect on our results of operations if our planned alternative uses for the facility’s brewing capacity do not materialize. See “Relationship with Pabst Northwest Brewing Company” included in Part I, Item 1 of this Form 10-K for additional information.

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
Kurt R. Widmer (“Kurt”) and Robert P. Widmer (“Rob”), the founders of Widmer Brothers Brewing Company, are integrated in our current Widmer Brothers brand family messaging and we rely on the positive public perception of their images. Reduced involvement of Kurt and Rob in promoting the Widmer brand may have a negative effect on sales of Widmer Brothers beers.

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
As noted above, A‑B has a significant ownership stake in us. In addition, Kurt and Rob Widmer, as well as another founder, together beneficially own approximately 2.9 million shares, or 15.3%, of our common stock. Collectively, these two groups own 46.8% of our equity. All of these shares are available for sale in the public market, subject to volume, manner of sale and other requirements under the Securities Act of 1933. Such sales in the public market, or the perception that such sales may occur, could cause the market price of our common stock to decline.

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
As a result of the acquisition of Kona Brewing Company, we have recognized a significant increase in our total intangible assets, including goodwill. As of December 31, 2016, we had $29.1 million in an assortment of intangible assets, on a net basis, which represented nearly 14.4% of our total assets. If any circumstances were to occur, such as economic recession or other factors causing a reduction in consumer demand, or for any other reason we were to experience a significant decrease in sales growth, which had a negative impact on our estimated cash flows associated with these assets, our analyses of these assets may conclude that a decrease in the fair value of these assets occurred. In that event, we would be required to recognize a potentially significant loss on impairment of these assets. Any such impairment loss would be charged against current operations in the period of change.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own and operate four highly-automated, small-batch production breweries: the Oregon Brewery, the Washington Brewery, the New Hampshire Brewery, and the Hawaiian Brewery, as well as two small, innovation brewing systems in Portland, Oregon and Portsmouth, New Hampshire. We lease the sites upon which the Hawaiian Brewery and Brewpubs, the New Hampshire Breweries and Brewpub, the Portland Innovation Brewery, and Oregon Brewpub are located, in addition to our office space and warehouse locations in Portland, Oregon for our corporate, administrative and sales functions. In 2014, we entered into a lease for space in Southern California for our national sales office, which expires in 2019. In 2015, we entered into a long-term land lease for the location of our new Kona brewery, which expires in 2064, and, in 2016 we entered into a lease for our new Redhook pub in Seattle, which expires in 2026. Certain of these leases are with related parties. See Notes 16 and 17 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this report for further discussion regarding these arrangements.

Certain information regarding our production breweries is as follows (capacity in thousands of barrels):

Production Breweries	Square Footage	Current Annual Capacity
Oregon Brewery	185,000	630
Washington Brewery	128,000	220
New Hampshire Brewery	125,000	215
Hawaiian Brewery	11,000	10
		1,075

Construction is currently underway to increase the annual capacity of the Oregon brewery to 750,000 barrels and, in 2016, we broke ground on a new 100,000 barrel brewery near our existing brewery and pub in Kona, which is expected to be fully operational in the first quarter of 2019.

In June 2014, we initiated full-scale brewing with our brewing partner in Memphis, Tennessee. This partnership provided us scalable capacity and we had the ability to produce up to 100,000 barrels at this location annually. In 2016, we entered into a contract brewing agreement with ABCS and are transitioning our current production volume out of Memphis into ABCS’s facilities.

Substantially all of our personal property and fixtures, as well as the real properties associated with the Oregon Brewery, secure our loan agreement with BofA. See Note 8 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

Item 3. Legal Proceedings

We are involved, from time to time, in claims, proceedings and litigation arising in the normal course of business. We believe that, to the extent that any pending or threatened litigation involving us or our properties exists, such litigation is not likely to have a material adverse effect on our financial condition, cash flows or results of operations.

Index

See Note 19, "Subsequent Event," in the Notes to Consolidated Financial Statements found in Part II, Item 8 of this Form 10-K, for additional information related to legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ Stock Market (“NASDAQ”) under the trading symbol BREW. The table below sets forth, for the fiscal quarters indicated, the reported high and low closing sale prices of our common stock, as reported on NASDAQ:

2015	High	Low
Quarter 1	$13.65	$10.89
Quarter 2	14.17	10.15
Quarter 3	11.17	7.11
Quarter 4	9.72	6.83
2016	High	Low
Quarter 1	$9.02	$7.02
Quarter 2	11.52	7.56
Quarter 3	21.38	10.69
Quarter 4	18.52	13.60

We had 696 common shareholders of record as of March 10, 2017.

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

Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
We did not repurchase any of our common stock during the fourth quarter of 2016.

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

Total Return to Shareholders
(includes reinvestment of dividends)
COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN

	Base Period	Indexed Returns Year Ended
Company/Index	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Craft Brew Alliance, Inc.	$100.00	$107.64	$272.76	$221.59	$139.04	$280.73
NASDAQ Composite	100.00	115.91	160.32	181.80	192.21	192.21
S&P 500 Beverages Index	100.00	105.15	125.59	141.32	153.99	154.01

Index

Item 6.  Selected Financial Data

The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

In thousands, except per share amounts	Year Ended December 31,
Statement of Operations Data	2016	2015	2014	2013	2012
Net sales	$202,507	$204,168	$200,022	$179,180	$169,287
Cost of sales	142,908	141,972	141,312	128,919	119,261
Gross profit	59,599	62,196	58,710	50,261	50,026
Selling, general and administrative expenses	59,224	57,932	53,000	46,461	44,890
Operating income	375	4,264	5,710	3,800	5,136
Interest expense and other income (expense), net	(681)	(546)	(611)	(537)	(659)
Income (loss) before provision for income taxes	(306)	3,718	5,099	3,263	4,477
Provision for income taxes	14	1,500	2,022	1,304	1,951
Net income (loss)	$(320)	$2,218	$3,077	$1,959	$2,526
Basic and diluted net income (loss) per share	$(0.02)	$0.12	$0.16	$0.10	$0.13
Shares used in basic per share calculations	19,225	19,152	19,038	18,923	18,862
Shares used in diluted per share calculations	19,225	19,175	19,126	19,042	18,934

	December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data
Cash and cash equivalents	$442	$911	$981	$2,726	$5,013
Working capital	15,226	10,838	8,050	5,782	5,207
Total assets	202,549	190,334	178,601	170,286	165,664
Current portion of long-term debt and capital leases	1,317	507	1,157	710	642
Long-term debt and capital leases, net of current portion	27,946	18,991	13,720	11,050	12,440
Other long-term obligations	21,988	20,962	19,738	18,303	17,903
Shareholders’ equity	119,661	118,738	115,417	111,232	108,195

Index

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Craft Brew Alliance, Inc. ("CBA") is the sixth largest craft brewing company in the U.S. and a leader in brewing, branding, and bringing to market world-class American craft beers.

Our distinctive portfolio combines the power of Kona Brewing Company, a fast-growing national craft beer brand, with an expanding stable of strong regional breweries and innovative lifestyle brands, including Appalachian Mountain Brewery, Cisco Brewers, Omission Brewing Co., Redhook Brewery, Square Mile Cider Co. and Widmer Brothers Brewing. We nurture the growth and development of our brands in today’s increasingly competitive beer market through our state-of-the-art brewing and distribution capability, integrated sales and marketing infrastructure, and strong focus on partnerships, local community and sustainability.

CBA was formed in 2008 through the merger of Redhook Brewery and Widmer Brothers Brewing, the two largest craft brewing pioneers in the Northwest at the time. Following a successful strategic brewing and distribution partnership, Kona Brewing Co. joined CBA in 2008 and has become one of the fastest-growing craft brands in the U.S. As part of CBA, Kona has expanded its reach across all 50 U.S. states and approximately 30 international markets, while remaining deeply rooted in Hawaii.

In addition to growing and nurturing distinctive brands steeped in local heritage, Craft Brew Alliance is committed to developing innovative new category leaders, such as Omission Beer, which is the #1 beer in the gluten-free beer category and Square Mile Cider, the #1 local hard cider in the Pacific Northwest.

As the craft beer market continues to grow and consumers increasingly demand local offerings, Craft Brew Alliance has expanded its portfolio of brands and maximized its brewing footprint through strategic partnerships with emerging craft beer brands in targeted markets. In 2015, we announced strategic partnerships with Appalachian Mountain Brewery, based in Boone, North Carolina; and Cisco Brewers, based in Nantucket, Massachusetts. Through this strategic partnership model, we gain local relevance in select beer geographies, while our partner breweries gain access to our world-class leadership and national brewing and sales infrastructure to grow their brands. In December 2016, we announced a new strategic partnership with Wynwood Brewing Co., a fast-growing craft brewery based in the heart of Miami’s multicultural arts district.

Publicly traded on NASDAQ under the ticker symbol BREW, Craft Brew Alliance is headquartered in Portland, Oregon and operates breweries and brewpubs across the U.S. For more information about CBA and its brands, see “Available Information” on page 13.

We proudly brew our craft beers in four company-owned breweries located in Portland, Oregon; the Seattle suburb of Woodinville, Washington; Portsmouth, New Hampshire; and Kailua-Kona, Hawaii; and one partner brewery in Memphis, Tennessee. However, in 2016, we entered into a contract brewing agreement with A-B Commercial Strategies, LLC (“ABCS”), an affiliate of Anheuser-Busch, LLC (“A-B”), and are beginning the process of transitioning our current production volume out of Memphis into ABCS’s facilities. Additionally, we own and operate two small innovation breweries, primarily used for small batch production and limited-release brews, in Portland, Oregon and Portsmouth, New Hampshire.

We distribute our beers to retailers through wholesalers that are aligned with the A-B network. These sales are made pursuant to a Master Distributor Agreement (the “A-B Distributor Agreement”) with A-B, which extends through 2028. As a result of this distribution arrangement, we believe that, under alcohol beverage laws in a majority of states, these wholesalers would own the exclusive right to distribute our beers in their respective markets if the A-B Distributor Agreement expires or is terminated. In 2016, Kona, Redhook and Widmer Brothers beers were distributed in all 50 states. Omission Beer continues to expand into new markets in the U.S. and internationally, while Square Mile Cider is currently available in 13 states in the West. Separate from our A-B wholesalers, we maintain an internal independent sales and marketing organization with resources across the key functions of brand management, field marketing, field sales, and national retail sales.

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

Index

Following is a summary of our financial results:

	Net Sales	Net Income	Number of Barrels Sold
2016	$202.5 million	$(0.3) million	775,600
2015	$204.2 million	$2.2 million	824,400
2014	$200.0 million	$3.1 million	830,200

Brewing Arrangement with Pabst Northwest Brewing Company

On January 8, 2016, we entered into brewing agreements with Pabst Northwest Brewing Company ("Pabst"), a subsidiary of Pabst Brewing Company, under which Pabst began brewing selected Rainier Brewing Company and other brands at our brewery in Woodinville, Washington, in the second quarter of 2016 under a licensing agreement. We are continuing to operate the Woodinville brewery and the adjacent Redhook Forecaster's brewpub under the agreements, which expire on December 31, 2018. For additional information, see Note 18 of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this Annual Report on Form 10-K.

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

On August 23, 2016, we also entered into an International Distribution Agreement (the “International Distribution Agreement”) with Anheuser-Busch Worldwide Investments, LLC (“ABWI”), an affiliate of A-B, pursuant to which ABWI will become our sole and exclusive distributor of our malt beverage products in jurisdictions outside the United States, subject to the terms and conditions of our agreement with our existing international distributor, CraftCan Travel LLC, and certain other limitations, in each case as set forth in the International Distribution Agreement. Unless terminated sooner, the International Distribution Agreement will continue in effect until December 31, 2026.

On August 23, 2016, we entered into Amendment No. 3 to the A-B Distributor Agreement. Pursuant to Amendment No. 3, the A-B Distributor Agreement was extended through December 31, 2028 (the “Term”), and the existing margin fee structure of $0.25 per case-equivalent will apply throughout the Term. Without Amendment No. 3, beginning on January 1, 2019, a margin fee of $0.75 per case equivalent would have been payable by us under the A-B Distributor Agreement. Amendment No. 3 also provides that, beginning on January 1, 2019, we will reinvest an aggregate amount equal to $0.25 per case equivalent in sales and marketing efforts for our products, subject to specified terms and conditions.

For additional information, see Note 17 of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this Annual Report on Form 10-K.

Index

Results of Operations

The following table sets forth, for the periods indicated, certain information from our Consolidated Statements of Operations expressed as a percentage of Net sales(1):

	Year Ended December 31,
	2016	2015	2014
Sales	106.5%	107.1%	107.3%
Less excise tax	6.5	7.1	7.3
Net sales	100.0	100.0	100.0
Cost of sales	70.6	69.5	70.6
Gross profit	29.4	30.5	29.4
Selling, general and administrative expenses	29.2	28.4	26.5
Operating income	0.2	2.1	2.9
Interest expense	(0.4)	(0.3)	(0.2)
Other expense, net	—	—	(0.1)
Income (loss) before income taxes	(0.2)	1.8	2.5
Income tax provision	—	0.7	1.0
Net income (loss)	(0.2)%	1.1%	1.5%

(1)	Percentages may not sum due to rounding.

Segment Information
Net sales, Gross profit and gross margin information by segment was as follows (dollars in thousands):

	Year Ended December 31,
2016	Beer Related	Brewpubs	Total
Net sales	$173,657	$28,850	$202,507
Gross profit	$55,667	$3,932	$59,599
Gross margin	32.1%	13.6%	29.4%

2015
Net sales	$176,343	$27,825	$204,168
Gross profit	$58,610	$3,586	$62,196
Gross margin	33.2%	12.9%	30.5%

2014
Net sales	$173,687	$26,335	$200,022
Gross profit	$55,174	$3,536	$58,710
Gross margin	31.8%	13.4%	29.4%

Net Sales by Category
The following tables set forth a comparison of Net sales by category (dollars in thousands):

	Year Ended December 31,		Dollar Change	% Change
Sales by Category	2016	2015
A-B and A-B related(1)	$167,725	$177,380	$(9,655)	(5.4)%
Contract brewing and beer related(2)	19,052	13,376	5,676	42.4%
Excise taxes	(13,120)	(14,413)	1,293	(9.0)%
Net beer related sales	173,657	176,343	(2,686)	(1.5)%
Brewpubs(3)	28,850	27,825	1,025	3.7%
Net sales	$202,507	$204,168	$(1,661)	(0.8)%

Index

	Year Ended December 31,		Dollar Change	% Change
Sales by Category	2015	2014
A-B and A-B related(1)	$177,380	$176,161	$1,219	0.7%
Contract brewing and beer related(2)	13,376	12,113	1,263	10.4%
Excise taxes	(14,413)	(14,587)	174	(1.2)%
Net beer related sales	176,343	173,687	2,656	1.5%
Brewpubs(3)	27,825	26,335	1,490	5.7%
Net sales	$204,168	$200,022	$4,146	2.1%

(1)
A-B and A-B related includes domestic and international sales of our owned brands sold through A-B and Ambev, as well as non-owned brands sold pursuant to master distribution agreements, and the international distribution fees earned from ABWI.

(2)	Beer related includes international beer sales not sold through A-B or Ambev, as well as fees earned through an alternating proprietorship agreement.

(3)	Brewpubs sales include sales of promotional merchandise and sales of beer directly to customers.

Shipments by Category
Shipments by category were as follows (in barrels):

Year Ended December 31,	2016 Shipments	2015 Shipments	Increase (Decrease)	% Change	Change in Depletions(1)
A-B and A-B related(2)	693,300	753,400	(60,100)	(8.0)%	—%
Contract brewing and beer related(3)	72,600	60,600	12,000	19.8%
Brewpubs	9,700	10,400	(700)	(6.7)%
Total	775,600	824,400	(48,800)	(5.9)%

Year Ended December 31,	2015 Shipments	2014 Shipments	Increase (Decrease)	% Change	Change in Depletions(1)
A-B and A-B related(2)	753,400	766,600	(13,200)	(1.7)%	—%
Contract brewing and beer related(3)	60,600	52,700	7,900	15.0%
Brewpubs	10,400	10,900	(500)	(4.6)%
Total	824,400	830,200	(5,800)	(0.7)%

(1)	Change in depletions reflects the year-over-year change in barrel volume sales of beer by wholesalers to retailers.

(2)
A-B and A-B related includes domestic and international shipments of our owned brands distributed through A-B and Ambev, as well as non-owned brands distributed pursuant to master distribution agreements.

(3)	Beer related includes international shipments of our beers not distributed through A-B or Ambev.

The decrease in sales to A-B and A-B related in 2016 compared to 2015 was primarily due to a decrease in domestic shipments, partially offset by increases in unit pricing. A primary cause of the decrease was due to a decrease in domestic shipments of the Redhook and Widmer Brothers brands as we concentrate on their home markets of Washington and Oregon, respectively, as well as decreases in shipments of our Omission brand. The decrease was partially offset by the continued successful focus on national distribution of Kona. During the first quarter of 2016, we closed our largest and most efficient brewery, located in Portland, for approximately two weeks as we installed new equipment to further increase capacity and efficiency. This closure resulted in a temporary decrease of shipments across our brands in 2016 compared to 2015. We also experienced increased pressure from wholesalers who wanted to decrease their inventory levels at the end of 2016, resulting in lower than expected shipment volumes.

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

The average revenue per barrel on shipments of beer through the A-B distribution network increased by 2.8% in 2016 compared to 2015, and 2.4% in 2015 compared to 2014, primarily due to pricing increases and shifts in brand, package and geographic mix.

Index

Price changes implemented by us have generally followed craft beer market pricing trends. During 2016, 2015 and 2014, we sold 89.4%, 91.4% and 92.3%, respectively, of our beer through A‑B at wholesale pricing levels.

The increase in contract brewing and beer related sales in 2016 compared to 2015 was primarily due to contract brewing volume for Cisco Brewers beers, as well as alternating proprietorship fees earned from Appalachian Mountain Brewing Company for leasing the Portsmouth Brewery, which began during the first quarter of 2016, an increase in international shipments of our beers, which sell at a higher rate per barrel than contract brewing sales, as we expanded into additional countries, $1.2 million of fees earned related to the international distribution agreement with ABWI, and $1.6 million of fees earned from Pabst related to a contract brewing volume shortfall. These increases were partially offset by decreases in our other contract brewing volume.

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

Excise taxes vary directly with the volume of beer shipped.

Brewpubs sales increased in 2016 compared to 2015, primarily as a result of higher guest counts at our Kona brewpub on the island of Oahu in Hawaii, partially offset by decreases in guest counts at our Redhook brewpub in Woodinville, Washington. The Hawaii brewpubs also have higher revenue per guest than the Redhook and Widmer Brothers brewpubs. The increase in Brewpubs sales at our Kona brewpub on Oahu in 2016 compared to 2015 was primarily due to the closure of the brewpub in the first quarter of 2015 for three weeks for a full remodel.

Brewpubs sales increased in 2015 compared to 2014, primarily as a result of higher guest counts at both of our brewpubs in Hawaii. The Hawaii brewpubs also have higher revenue per guest than the Redhook and Widmer Brothers brewpubs, which additionally experienced lower guest counts at the Portland and Woodinville locations. The increase in pub sales was partially offset by the closure of the Redhook Pub in Portsmouth, New Hampshire for seven days due to inclement weather, closure of our Kona Pub on the island of Oahu for three weeks for a full remodel in the first quarter of 2015, and a decrease in beer shipment volume through our Brewpubs.

The overall decrease in volume in 2016 compared to 2015 reflected the decrease in our Widmer Brothers and Redhook Brewery brands as we continue to reposition them in the marketplace, as well as Omission, partially offset by the strong growth in our Kona Brewing brand.

The overall decrease in volume in 2015 compared to 2014 reflected the decrease in our Widmer Brothers and Redhook Brewery brands as we continue to reposition them in the marketplace, partially offset by the strong growth in our Kona Brewing and Omission Beer brands.

Index

Shipments by Brand
The following table sets forth a comparison of shipments by brand (in barrels):

Year Ended December 31,	2016 Shipments	2015 Shipments	Increase (Decrease)	% Change	Change in Depletions
Kona	397,400	352,100	45,300	12.9%	17%
Widmer Brothers	148,100	175,700	(27,600)	(15.7)%	(17)%
Redhook	127,200	185,900	(58,700)	(31.6)%	(23)%
Omission	42,900	51,500	(8,600)	(16.7)%	(11)%
All other(1)	33,300	22,400	10,900	48.7%	70%
Total(2)	748,900	787,600	(38,700)	(4.9)%	—%

Year Ended December 31,	2015 Shipments	2014 Shipments	Increase (Decrease)	% Change	Change in Depletions
Kona	352,100	300,600	51,500	17.1%	15%
Widmer Brothers	175,700	209,100	(33,400)	(16.0)%	(9)%
Redhook	185,900	202,200	(16,300)	(8.1)%	(12)%
Omission	51,500	49,800	1,700	3.4%	10%
All other(1)	22,400	28,800	(6,400)	(22.2)%	(14)%
Total(2)	787,600	790,500	(2,900)	(0.4)%	—%

(1)
All other includes the shipments and depletions from our Square Mile and Resignation brand families, as well as the non-owned Cisco Brewers and Appalachian Mountain Brewing brand families, shipped by us pursuant to distribution agreements.

(2)	Total shipments by brand include international shipments and exclude shipments produced under our contract brewing arrangements.

The increase in our Kona brand shipments in 2016 compared to 2015 was primarily due to increases in domestic and international shipments, primarily led by demand for Big Wave Golden Ale.

The increase in our Kona brand shipments in 2015 compared to 2014 was primarily due to increases in shipments of Big Wave Golden Ale and variety packs, and the reintroduction of Pipeline Porter during the third quarter of 2015, partially offset by a decrease in Koko Brown.

The decrease in our Widmer Brothers brand shipments in 2016 compared to 2015 was primarily due to a strategic decision to focus on the home market of Oregon, led by decreases in Hefeweizen brand shipments.

The decrease in our Widmer Brothers brand shipments in 2015 compared to 2014 was primarily due to decreases in Hefeweizen draft, Upheaval IPA and Alchemy Ale, partially offset by the summer seasonal which switched to Hefe Shandy from Citra Blonde. Hefeweizen packaged beer had stabilized and benefited from the introduction of the new Hefeweizen packaging in collaboration with the Portland Timbers.

The decrease in our Redhook brand shipments in 2016 compared to 2015 was primarily due to a strategic decision to focus on the home market of Washington, led by decreased shipments of Longhammer IPA and ESB.

The decrease in our Redhook brand shipments in 2015 compared to 2014 was primarily due to decreases in our KCCO series, a craft beer brand developed in partnership with theChive, a photo entertainment website, Audible Ale and Longhammer IPA.

The decrease in our Omission brand shipments in 2016 compared to 2015 was primarily due to lower demand for the Pale Ale style.

The increase in our Omission brand shipments in 2015 compared to 2014 was primarily due to the continued success of, and demand for, the IPA and Lager styles of our beer that is crafted to remove gluten.

The increase in our All other shipments in 2016 compared to 2015 was primarily due to increases in the shipment volumes related to our new distribution agreements with Cisco Brewers and Appalachian Mountain Brewing, partially offset by decreases in our Resignation and Square Mile brand families.

Index

The decrease in our All other shipments in 2015 compared to 2014 was primarily due to a decrease in the shipment volume of our Resignation brand family, partially offset by increases in the shipment volumes related to our Square Mile brand family and new distribution agreement with Appalachian Mountain Brewing.

Shipments by Package
The following table sets forth a comparison of our shipments by package, excluding contract brewing shipments produced under our contract brewing arrangements (in barrels):

Year Ended December 31,	2016		2015		2014
	Shipments	% of Total	Shipments	% of Total	Shipments	% of Total
Draft	171,100	22.8%	180,700	22.9%	198,500	25.1%
Packaged	577,800	77.2%	606,900	77.1%	592,000	74.9%
Total	748,900	100.0%	787,600	100.0%	790,500	100.0%

The package mix was relatively consistent in 2016 compared to 2015.

The shift in mix from draft to packaged in 2015 compared to 2014 was primarily the result of our Kona brand family becoming a larger share of our overall shipments by brand family, which is more heavily weighted to packaged sales, and the growth of Omission, which is only available in packaged.

Cost of Sales
Cost of sales includes purchased raw materials, direct labor, overhead and shipping costs.

Information regarding Cost of sales was as follows (dollars in thousands):

	Year Ended December 31,		Dollar
	2016	2015	Change	% Change
Beer Related	$117,990	$117,733	$257	0.2%
Brewpubs	24,918	24,239	679	2.8%
Total	$142,908	$141,972	$936	0.7%

	Year Ended December 31,		Dollar
	2015	2014	Change	% Change
Beer Related	$117,733	$118,513	$(780)	(0.7)%
Brewpubs	24,239	22,799	1,440	6.3%
Total	$141,972	$141,312	$660	0.5%

The increase in Beer Related Cost of sales in 2016 compared to 2015 was primarily due to increases in brewery costs and distribution rates per barrel, partially offset by decreases in shipment volume and component material costs on a per barrel basis. The brewery costs per barrel in 2016 increased as we continued to absorb several key strategic operational enhancements completed during the first quarter of 2016 and were also negatively impacted by the temporary closure of our largest-volume brewery in Portland to implement the enhancements, which led to a decrease in brewing volume in the first quarter of 2016. 2016 was also negatively impacted by lower capacity utilization at the Woodinville brewery as production volume for owned brands was moved from Woodinville to Portland in anticipation of increased contract brewing volume in Woodinville. Contract brewing volume was lower than anticipated, resulting in under absorption of fixed overhead costs in Woodinville.

Early in the fourth quarter of 2016, we laid off approximately half of our production employees at our Woodinville brewery. The fourth quarter costs of the layoff were immaterial and effectively offset by the cost savings in the fourth quarter.

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

Brewpubs Cost of sales increased in 2016 compared to 2015 primarily due to increases in Sales at our Kona brewpub on the island of Oahu. The increase was also partially due to expenses associated with the start up of our Seattle brewpub with anticipated opening in 2017.

Index

Brewpubs Cost of sales increased in 2015 compared to 2014 primarily due to increases in Sales and employee-related costs. The increase was also due to additional labor costs relating to training and overhead following the temporary closure of our Kona Pub on the island of Oahu for three weeks for a full remodel in the first quarter of 2015.

Capacity Utilization
Capacity utilization is calculated by dividing total shipments by approximate working capacity and was as follows:

	Year Ended December 31,
	2016	2015	2014
Capacity utilization	67%	71%	75%

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

Gross Profit
Information regarding Gross profit was as follows (dollars in thousands):

	Year Ended December 31,		Dollar
	2016	2015	Change	% Change
Beer Related	$55,667	$58,610	$(2,943)	(5.0)%
Brewpubs	3,932	3,586	346	9.6%
Total	$59,599	$62,196	$(2,597)	(4.2)%

	Year Ended December 31,		Dollar
	2015	2014	Change	% Change
Beer Related	$58,610	$55,174	$3,436	6.2%
Brewpubs	3,586	3,536	50	1.4%
Total	$62,196	$58,710	$3,486	5.9%

Gross profit as a percentage of Net sales, or gross margin rate, was as follows:

	Year Ended December 31,
	2016	2015	2014
Beer Related	32.1%	33.2%	31.8%
Brewpubs	13.6%	12.9%	13.4%
Total	29.4%	30.5%	29.4%

The decrease in the Beer Related Gross profit in 2016 compared to 2015 was primarily due to the increase in brewery costs per barrel at our owned breweries as we temporarily closed our most efficient brewery in Portland, Oregon in the first quarter of 2016, higher distribution rates per barrel and a decrease in shipment volume, partially offset by an increase in unit pricing, decreased component materials costs, fees earned from Pabst and ABWI, and increased alternating proprietorship fees earned.

The decrease in the Beer Related gross margin rate in 2016 compared to 2015 was primarily due to higher brewery and distribution costs per barrel, partially offset by fees earned from Pabst and ABWI, as well as improved unit pricing and lower component material costs per barrel. Beer Related gross margin was also negatively impacted by lower capacity utilization at the Woodinville brewery as production volume for owned brands was moved from Woodinville to Portland in anticipation of increased contract brewing volume in Woodinville. Contract brewing volume was lower than anticipated, resulting in under absorption of fixed overhead costs in Woodinville.

The increases in the Brewpubs Gross profit and gross margin rate in 2016 compared to 2015 were primarily due to higher guest counts at our Kona brewpub on the island of Oahu in Hawaii, which has a higher revenue per guest than the Redhook and Widmer Brothers brewpubs, and cost management achievements at both Kona brewpub locations, partially offset by expenses associated with the start up of our Seattle brewpub.

Index

The increase in the Beer Related Gross profit in 2015 compared to 2014 was due to favorable pricing increases, lower distribution costs per barrel and decreases in our component materials costs, partially offset by the increase in brewery costs per barrel and decline in shipment volume.

The increase in the Beer Related gross margin rate in 2015 compared to 2014 was primarily due to increases in pricing, improved distribution costs per barrel and the decrease in component materials costs, partially offset by higher brewery costs per barrel, as well as the effect of changes in product mix.

The decrease in the Brewpubs gross margin rate in 2015 compared to 2014 was primarily due to the closures of two of our brewpubs, as discussed above.

Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) include compensation and related expenses for our sales and marketing activities, management, legal and other professional and administrative support functions.

Information regarding SG&A was as follows (dollars in thousands):

	Year Ended December 31,		Dollar Change	% Change
	2016	2015
	$59,224	$57,932	$1,292	2.2%
As a % of Net sales	29.2%	28.4%

	Year Ended December 31,		Dollar Change	% Change
	2015	2014
	$57,932	$53,000	$4,932	9.3%
As a % of Net sales	28.4%	26.5%

The increase in SG&A in 2016 compared to 2015, both in dollars and as a percentage of Net sales, was primarily due to increases in expense related to brand marketing, international support and emerging business, partially offset by decreases in employment costs.

The increase in SG&A in 2015 compared to 2014, both in dollars and as a percentage of Net sales, was primarily due to planned increases in sales and marketing spending, as well as an increase in employee-related costs.

Interest Expense
Information regarding Interest expense was as follows (dollars in thousands):

	Year Ended December 31,		Dollar Change	% Change
	2016	2015
Interest expense	$709	$572	$137	24.0%

	Year Ended December 31,		Dollar Change	% Change
	2015	2014
Interest expense	$572	$431	$141	32.7%

	Year Ended December 31,
	2016	2015	2014
Average debt outstanding	$27,548	$18,530	$12,311
Average interest rate	1.51%	1.96%	1.83%

Index

The increase in Interest expense in 2016 compared to 2015 was primarily due to an increase in our average debt outstanding. Our average debt outstanding increased as we have borrowed on our line of credit facility to support our expansion and growth plans, and to fund our working capital needs. The increase in average debt outstanding was partially offset by the decrease in the average interest rate.

The increase in Interest expense in 2015 compared to 2014 was primarily due to the increase in our average debt outstanding. Our average debt outstanding increased as we borrowed on our line of credit facility to support our expansion and growth plans, and to fund our working capital needs.

Income Tax Provision
Our effective income tax rate was (4.6)%, 40.3% and 39.7% in 2016, 2015 and 2014, respectively. The effective income tax rates reflect the impact of non-deductible expenses (primarily meals and entertainment expenses), state and local taxes, tax credits, and income excluded from taxation under the domestic production activities exclusion.

Liquidity and Capital Resources

We have required capital primarily for the construction and development of our production breweries, to support our expansion and growth plans, and to fund our working capital needs. Historically, we have financed our capital requirements through cash flows from operations, bank borrowings and the sale of common and preferred stock. We anticipate meeting our obligations for the twelve months beginning January 1, 2017 primarily from cash flows generated from operations and borrowing under our line of credit facility as the need arises. Capital resources available to us at December 31, 2016 included $0.4 million of Cash and cash equivalents and $22.0 million available under our line of credit facility.

We had $15.2 million of working capital and our debt as a percentage of total capitalization (total debt and common shareholders’ equity) was 19.6% at December 31, 2016.

A summary of our cash flow information was as follows (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$7,444	$11,562	$9,911
Net cash used in investing activities	(16,572)	(16,174)	(15,529)
Net cash provided by financing activities	8,659	4,542	3,873
Decrease in cash and cash equivalents	$(469)	$(70)	$(1,745)

Cash provided by operating activities of $7.4 million in 2016 resulted from our Net income of $(0.3) million, net non-cash expenses of $13.1 million, and changes in our operating assets and liabilities as discussed in more detail below.

Accounts receivable, net, increased $5.1 million to $24.0 million at December 31, 2016 compared to $18.9 million at December 31, 2015. This increase was primarily due to a $3.5 million increase in our receivable from A-B to a total of 16.0 million at December 31, 2016, primarily due to the $3.0 million international distribution agreement fee from ABWI, as well as the $1.6 million contract brewing volume shortfall fee from Pabst. Historically, we have not had collection problems related to our accounts receivable.

Inventories increased $0.8 million to $19.1 million at December 31, 2016 compared to $18.3 million at December 31, 2015, primarily due to an increase in offsite raw materials, based on the forecasted demand for our beers.

Accounts payable decreased $1.0 million to $16.1 million at December 31, 2016 compared to $17.1 million at December 31, 2015, primarily due to the timing of payments for capital projects, partially offset by a slight increase in offsite raw materials inventory. The portion of our payable to A-B that is included in our Accounts payable totaled $1.8 million at December 31, 2016, which is slightly higher than the balance at December 31, 2015.

As of December 31, 2016 we had the following net operating loss carryforwards (“NOLs”) and federal credit carry forwards available to offset payment of future income taxes:

•	state NOLs of $32,000, tax-effected;

•	federal alternative minimum tax (“AMT”) credit carry forwards of $0.3 million; and

•	federal employer FICA tips credit of $0.1 million.

Index

We anticipate that we will utilize the remaining NOLs and federal credit carry forwards in the near future and, accordingly, once utilized, we will be required to satisfy all of our income tax obligations with cash.

Capital expenditures of $15.7 million in 2016 were primarily directed to beer production capacity and efficiency improvements and Brewpubs remodeling. As of December 31, 2016, we had an additional $0.9 million of expenditures recorded in Accounts payable on our Consolidated Balance Sheets, compared to $1.3 million at December 31, 2015. Beginning in 2015, we are investing approximately $10 million in our Oregon Brewery to expand capacity with expected completion in the first half of 2017. Also beginning in 2015 through expected completion in 2019, we will be investing approximately $20 million in a new Hawaiian Brewery. We anticipate capital expenditures of approximately $16 million to $20 million in 2017 primarily for capacity and efficiency improvements, quality initiatives and restaurant and retail, including spending for the expansion projects.

Loan Agreement

We have a loan agreement (as amended, the “Loan Agreement”) with Bank of America, N.A., which consists of a $40 million revolving line of credit (“Line of Credit”), including provisions for cash borrowings and up to $2.5 million notional amount of letters of credit, and a $9.7 million term loan (“Term Loan”). We may draw upon the Line of Credit for working capital and general corporate purposes until expiration on November 30, 2020. The maturity date of the Term Loan is September 30, 2023. At December 31, 2016, we had $18.0 million of borrowings outstanding under the Line of Credit and $9.7 million outstanding under the Term Loan.

Under the Loan Agreement, interest accrues at an annual rate based on the London Inter-Bank Offered Rate (“LIBOR”) Daily Floating Rate plus a marginal rate. The marginal rate varies from 0.75% to 1.75% for the Line of Credit and Term Loan based on our funded debt ratio. At December 31, 2016, our marginal rate was 0.75% resulting in an annual interest rate of 1.75%.

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

Contractual Commitments and Obligations

The following is a summary of our contractual commitments and obligations as of December 31, 2016 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	2017	2018 and 2019	2020 and 2021	2022 and beyond
Term loan	$9,653	$408	$864	$936	$7,445
Interest on term loan(1)	629	107	199	179	144
Line of credit	17,975	—	—	17,975	—
Interest on line of credit(1)	382	98	195	89	—
Operating leases	38,112	8,836	3,886	2,859	22,531
Capital leases	1,693	932	462	299	—
Purchase commitments	35,017	25,479	7,238	2,300	—
Sponsorship obligations	2,836	1,402	792	428	214
Interest rate swap(2)	1,470	275	524	403	268
	$107,767	$37,537	$14,160	$25,468	$30,602

(1)	The variable interest rate on our term loan and line of credit was 1.75% at December 31, 2016.

(2)	The fixed rates on our interest rate swaps are 2.86% and 1.28%. We pay that fixed rate less the Benchmark Rate, which was 0.72% at December 31, 2016.

See Notes 8 and 16 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional information.

Inflation

Index

We believe that the impact of inflation was minimal on our business in 2016, 2015 and 2014.

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

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for impairment losses on goodwill. Based on the results of our annual impairment test for goodwill and other indefinite-lived intangible assets, no impairment was recorded. We believe, based on our assessment discussed above, that our goodwill and other indefinite-lived intangible assets are not at risk of impairment. However, if actual results are not consistent with our estimates or assumptions or there are significant changes in any of these estimates, projections or assumptions, the fair value of these assets in future measurement periods could be materially affected, resulting in an impairment that could have a material adverse effect on our results of operations.

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

Index

We recognize revenue related to non-refundable payments to be received on specified dates throughout a contract term on a straight-line basis over the life of the related contract or contracts.

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

Recent Accounting Pronouncements

See Note 3 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Index

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk
We have assessed our vulnerability to certain market risks, including interest rate risk associated with financial instruments included in Cash and cash equivalents and Long-term debt. To mitigate this risk, on January 23, 2014, we entered into an $8.0 million notional amount interest rate swap agreement, which expires September 29, 2023, to hedge the variability of interest payments associated with our variable-rate borrowings on our term loan. On November 25, 2015, we entered into a $9.1 million notional amount interest rate swap agreement effective January 4, 2016, which expires January 1, 2019, to hedge the variability of interest payments associated with our variable-rate borrowings on our line of credit. The notional amount fluctuates based on a predefined schedule based on our anticipated borrowings. Since the interest rate swaps hedge the variability of interest payments on variable rate debt with similar terms, they qualify for cash flow hedge accounting treatment. These interest rate swaps hedge 75% of our total term loan and line of credit outstanding, reducing our overall interest rate risk. As of December 31, 2016, we had unhedged variable-rate debt outstanding of $2.4 million on our term loan and $6.7 million on our line of credit. A 10% increase or decrease in the interest rate on our variable-rate debt would not have a material effect on our financial position, results of operations or cash flows.

Due to the nature of our highly liquid Cash and cash equivalents, an increase or decrease in interest rates would not materially affect the fair value of our cash or the related interest income.

Index

Item 8. Financial Statements and Supplementary Data

Unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2016 is as follows:

2016 (In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(2)
Net sales	$39,222	$62,278	$55,203	$45,804
Cost of sales	30,505	41,780	38,229	32,394
Gross profit	8,717	20,498	16,974	13,410
Selling, general and administrative expenses	13,924	16,548	15,876	12,876
Operating income (loss)	(5,207)	3,950	1,098	534
Interest expense and Other expense, net	(141)	(181)	(179)	(180)
Income (loss) before income taxes	(5,348)	3,769	919	354
Income tax provision (benefit)	(2,139)	1,508	367	278
Net income (loss)	$(3,209)	$2,261	$552	$76
Basic and diluted net income (loss) per share(1)	$(0.17)	$0.12	$0.03	$—
Shares used in basic per share calculation	19,179	19,216	19,244	19,259
Shares used in diluted per share calculation	19,179	19,232	19,343	19,361

2015 (In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$41,709	$58,531	$54,689	$49,239
Cost of sales	30,547	39,841	37,830	33,754
Gross profit	11,162	18,690	16,859	15,485
Selling, general and administrative expenses	12,953	16,263	15,497	13,219
Operating income (loss)	(1,791)	2,427	1,362	2,266
Interest expense and Other expense, net	(115)	(143)	(141)	(147)
Income (loss) before income taxes	(1,906)	2,284	1,221	2,119
Income tax provision (benefit)	(743)	894	489	860
Net income (loss)	$(1,163)	$1,390	$732	$1,259
Basic and diluted net income (loss) per share(1)	$(0.06)	$0.07	$0.04	$0.07
Shares used in basic per share calculation	19,115	19,145	19,171	19,174
Shares used in diluted per share calculation	19,115	19,177	19,180	19,186

(1)	Basic and diluted net income (loss) per share may not sum to the full year as presented on the Consolidated Statements of Operations due to rounding.

(2)
During the preparation of our financial statements for the year ended December 31, 2016, we determined that we had incorrectly (i) accounted for certain fees payable to us by A-B in connection with the International Distribution Agreement, (ii) classified reimbursements for Selling, general and administrative costs as revenue, and (iii) accounted for a severance benefit that had no future obligation on the part of the former employee. Based on our analysis of quantitative and qualitative factors, we believe the errors are immaterial to prior periods. Accordingly, the following adjustments were made to our fourth quarter results: a reduction to Net sales and gross profit of $1.3 million and a reduction to Selling, general and administrative expenses of $0.6 million, for a net reduction to our Income (loss) before income taxes of $0.7 million.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Craft Brew Alliance, Inc.

We have audited the accompanying consolidated balance sheets of Craft Brew Alliance, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Craft Brew Alliance, Inc. as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Craft Brew Alliance, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2017, expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

/s/ Moss Adams LLP

Seattle, Washington
March 16, 2017

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$442	$911
Accounts receivable, net	24,008	18,926
Inventory, net	19,091	18,300
Deferred income tax asset, net	2,144	1,905
Other current assets	2,495	2,439
Total current assets	48,180	42,481
Property, equipment and leasehold improvements, net	121,970	116,867
Goodwill	12,917	12,917
Intangible and other assets, net	19,482	18,069
Total assets	$202,549	$190,334
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$16,076	$17,100
Accrued salaries, wages and payroll taxes	4,967	5,468
Refundable deposits	6,486	6,559
Other accrued expenses	4,108	2,009
Current portion of long-term debt and capital lease obligations	1,317	507
Total current liabilities	32,954	31,643
Long-term debt and capital lease obligations, net of current portion	27,946	18,991
Fair value of derivative financial instruments	424	569
Deferred income tax liability, net	20,325	19,669
Other liabilities	1,239	724
Total liabilities	82,888	71,596
Commitments and contingencies (Note 16)
Common shareholders' equity:
Common stock, $0.005 par value. Authorized 50,000,000 shares; issued and outstanding 19,261,245 and 19,179,006	96	96
Additional paid-in capital	140,687	139,534
Accumulated other comprehensive loss	(262)	(352)
Accumulated deficit	(20,860)	(20,540)
Total common shareholders' equity	119,661	118,738
Total liabilities and common shareholders' equity	$202,549	$190,334

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Sales	$215,627	$218,581	$214,609
Less excise taxes	13,120	14,413	14,587
Net sales	202,507	204,168	200,022
Cost of sales	142,908	141,972	141,312
Gross profit	59,599	62,196	58,710
Selling, general and administrative expenses	59,224	57,932	53,000
Operating income	375	4,264	5,710
Interest expense	(709)	(572)	(431)
Other income (expense), net	28	26	(180)
Income (loss) before income taxes	(306)	3,718	5,099
Income tax expense	14	1,500	2,022
Net income (loss)	$(320)	$2,218	$3,077
Basic and diluted net income (loss) per share	$(0.02)	$0.12	$0.16
Shares used in basic per share calculations	19,225	19,152	19,038
Shares used in diluted per share calculations	19,225	19,175	19,126

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$(320)	$2,218	$3,077
Unrealized gain (loss) on derivative hedge transactions, net of tax	90	(40)	(312)
Comprehensive income (loss)	$(230)	$2,178	$2,765

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss		Total Common Shareholders' Equity
	Shares	Par Value			Accumulated Deficit
Balance at December 31, 2013	18,972	$95	$136,972	$—	$(25,835)	$111,232
Issuance of shares under stock plans	105	1	487	—	—	488
Stock-based compensation, net of shares withheld for tax payments	38	—	784	—	—	784
Tax benefit related to stock options	—	—	298	—	—	298
Unrealized losses on derivative financial instruments, net of tax benefit of $191	—	—	—	(312)	—	(312)
Tax payments related to performance shares issued	—	—	(150)	—	—	(150)
Net income	—	—	—	—	3,077	3,077
Balance at December 31, 2014	19,115	96	138,391	(312)	(22,758)	115,417
Issuance of shares under stock plans, net of shares withheld for tax payments	18	—	93	—	—	93
Stock-based compensation, net of shares withheld for tax payments	46	—	1,157	—	—	1,157
Tax benefit related to stock options	—	—	44	—	—	44
Unrealized losses on derivative financial instruments, net of tax benefit of $26	—	—	—	(40)	—	(40)
Tax payments related to stock-based awards	—	—	(151)	—	—	(151)
Net income	—	—	—	—	2,218	2,218
Balance at December 31, 2015	19,179	96	139,534	(352)	(20,540)	118,738
Issuance of shares under stock plans, net of shares withheld for tax payments	20	—	172	—	—	172
Stock-based compensation, net of shares withheld for tax payments	62	—	1,087	—	—	1,087
Unrealized gains on derivative financial instruments, net of tax of $55	—	—	—	90	—	90
Tax payments related to stock-based awards	—	—	(106)	—	—	(106)
Net loss	—	—	—	—	(320)	(320)
Balance at December 31, 2016	19,261	$96	$140,687	$(262)	$(20,860)	$119,661

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$(320)	$2,218	$3,077
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,862	9,722	8,648
Loss on sale or disposal of Property, equipment and leasehold improvements	96	343	213
Deferred income taxes	360	876	709
Stock-based compensation	1,087	1,157	784
Excess tax benefit from employee stock plans	—	(44)	(298)
Other	654	(283)	(286)
Changes in operating assets and liabilities:
Accounts receivable, net	(5,082)	(7,185)	(371)
Inventories	(1,614)	1,295	(2,185)
Other current assets	(55)	1,973	(1,011)
Accounts payable and other accrued expenses	1,515	3,151	(825)
Accrued salaries, wages and payroll taxes	(501)	354	498
Refundable deposits	442	(2,015)	958
Net cash provided by operating activities	7,444	11,562	9,911
Cash flows from investing activities:
Expenditures for Property, equipment and leasehold improvements	(15,722)	(15,653)	(15,783)
Proceeds from sale of Property, equipment and leasehold improvements	75	412	254
Expenditures for long-term deposits	(925)	(933)	—
Net cash used in investing activities	(16,572)	(16,174)	(15,529)
Cash flows from financing activities:
Principal payments on debt and capital lease obligations	(605)	(1,094)	(604)
Proceeds from capital lease financing	—	—	841
Net borrowings under revolving line of credit	9,198	5,737	3,000
Proceeds from issuances of common stock	172	93	488
Debt issuance costs	—	(87)	—
Tax payments related to stock-based awards	(106)	(151)	(150)
Excess tax benefit from employee stock plans	—	44	298
Net cash provided by financing activities	8,659	4,542	3,873
Decrease in Cash and cash equivalents	(469)	(70)	(1,745)
Cash and cash equivalents:
Beginning of period	911	981	2,726
End of period	$442	$911	$981
Supplemental disclosure of cash flow information:
Cash paid for interest	$667	$629	$540
Cash paid for income taxes, net	587	398	1,187
Supplemental disclosure of non-cash information:
Purchases of Property, equipment and leasehold improvements with capital leases	$1,173	$—	$—
Purchases of Property, equipment and leasehold improvements included in Accounts payable at end of period	889	1,334	636
The accompanying notes are an integral part of these financial statements.

Index

Note 1. Nature of Operations

Overview
Craft Brew Alliance, Inc. was formed in 1981 to brew and sell craft beer. We produce, sell and market, on a national basis, innovative packaged and draft products for the Kona, Widmer Brothers, Redhook, Omission and Square Mile brands at our six company-owned breweries and operate five brewpubs that promote our products, offer dining and entertainment facilities and sell retail merchandise. Our common stock trades on the Nasdaq Stock Market under the trading symbol “BREW.”

Our products are distributed domestically in all 50 states to retailers through wholesalers that are aligned with the Anheuser-Busch, LLC (“A-B”) network. A-B is a significant shareholder. These sales are made pursuant to a Master Distributor Agreement (the “A-B Distributor Agreement”) with A-B, which, as amended in August 2016, expires in 2028. In August 2016, we also entered into a contract brewing agreement and an international distribution agreement with A-B.

Under the present terms of the A‑B Distributor Agreement, we distribute our products in substantially all of our markets through A‑B’s seamless national and international wholesale distributor networks. As a result of this distribution arrangement, we believe that, under alcohol beverage laws in a majority of states, these wholesalers own the exclusive right to distribute our beers in their respective markets if the A-B Distributor Agreement expires or is terminated. A-B’s domestic wholesaler network consists primarily of independent wholesalers, together with branches owned by A-B. See Note 17 for additional details.

Basis of Presentation
The consolidated financial statements include the accounts of Craft Brew Alliance, Inc. and our wholly owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation.

Note 2. Significant Accounting Policies

Cash and Cash Equivalents
We maintain cash balances with financial institutions that may exceed federally insured limits. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2016 and 2015, we did not have any cash equivalents.

Under our cash management system, we utilize a controlled disbursement account to fund cash distribution checks presented for payment by the holder. Checks issued but not yet presented to banks may result in overdraft balances for accounting purposes. As of December 31, 2016 bank overdrafts of $1.1 million were included in Accounts payable on our Consolidated Balance Sheets. As of December 31, 2015 there were $2.2 million of bank overdrafts. Changes in bank overdrafts from period to period are reported in the Consolidated Statements of Cash Flows as a component of operating activities within Accounts payable and Other accrued expenses.

Accounts Receivable
Accounts receivable primarily consists of trade receivables due from wholesalers and A-B for beer and promotional product sales. Because of state liquor laws and each wholesaler’s agreement with A-B, we do not have collectability issues related to the sale of our beer products. Accordingly, we do not regularly provide an allowance for doubtful accounts for beer sales. We have provided an allowance for promotional merchandise receivables that have been invoiced to the wholesaler, which reflects our best estimate of probable losses inherent in the accounts. We determine the allowance based on historical customer experience and other currently available evidence. When a specific account is deemed uncollectible, the account is written off against the allowance. The allowance for doubtful accounts was $25,000 at both December 31, 2016 and 2015.

Activity related to our allowance for doubtful accounts was immaterial in 2016, 2015 and 2014.

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

Index

Property, Equipment and Leasehold Improvements
Property, equipment and leasehold improvements are stated at cost, less accumulated depreciation and accumulated amortization. Expenditures for repairs and maintenance are expensed as incurred; renewals and betterments are capitalized. Upon disposal of equipment and leasehold improvements, the accounts are relieved of the costs and related accumulated depreciation or amortization, and resulting gains or losses are reflected in our Consolidated Statements of Operations.

Depreciation and amortization of property, equipment and leasehold improvements is provided on the straight-line method over the following estimated useful lives:

Buildings	30 – 50 years
Brewery equipment	10 – 25 years
Furniture, fixtures and other equipment	2 – 10 years
Vehicles	5 years
Leasehold improvements	The lesser of useful life or term of the lease

Valuation of Long-Lived Assets
We evaluate potential impairment of long-lived assets when facts and circumstances indicate that the carrying values of such assets may be impaired. An evaluation of recoverability is performed by comparing the carrying value of the assets to projected future undiscounted cash flows. Upon indication that the carrying value of such assets may not be recoverable, we recognize an impairment loss in the current period in our Consolidated Statements of Operations. There were no impairments recorded during 2016, 2015 or 2014.

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

We have experienced some loss of kegs and anticipate that some loss will occur in future periods due to the significant volume of kegs handled by each wholesaler and retailer, the homogeneous nature of kegs owned by most brewers, and the relatively small deposit collected for each keg when compared with its market value. In order to estimate forfeited deposits attributable to lost kegs, we periodically use internal records, records maintained by A‑B, records maintained by other third party vendors and

Index

historical information to estimate the physical count of kegs held by wholesalers and A-B. These estimates affect the amount recorded as equipment and refundable deposits as of the date of the consolidated financial statements. The actual liability for refundable deposits may differ from estimates. Our Consolidated Balance Sheets included $6.3 million and $6.4 million at December 31, 2016 and 2015, respectively, in Refundable deposits on kegs and $10.8 million and $11.0 million, respectively, in keg equipment, net of accumulated depreciation, included as a component of Property, equipment and leasehold improvements, net.

Concentrations of Risk
Financial instruments that potentially subject us to credit risk consist principally of Accounts receivable. While wholesalers and A-B account for substantially all Accounts receivable, this concentration risk is limited due to the number of wholesalers, their geographic dispersion and state laws regulating the financial affairs of wholesalers of alcoholic beverages.

Comprehensive Income (Loss)
Comprehensive income (loss) includes changes in the fair value of interest rate derivatives that are designated as cash flow hedges.

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

We recognize revenue related to non-refundable payments to be received on specified dates throughout a contract term on a straight-line basis over the life of the related contract or contracts.

Excise Taxes
The federal government levies excise taxes on the sale of alcoholic beverages, including beer. For brewers producing less than two million barrels of beer per calendar year, the federal excise tax is $7 per barrel on the first 60,000 barrels of beer removed for consumption or sale during the calendar year, and $18 per barrel for each barrel in excess of 60,000 barrels. Individual states also impose excise taxes on alcoholic beverages in varying amounts. As presented in our Consolidated Statements of Operations, Sales reflects the amounts invoiced to A-B, wholesalers and other customers. Excise taxes due to federal and state agencies are not collected from our customers, but rather are our responsibility. Net sales, as presented in our Consolidated Statements of Operations, are reduced by applicable federal and state excise taxes.

Taxes Collected from Customers and Remitted to Governmental Authorities
We account for tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction (i.e., sales, use, value added) on a net (reduction of revenue) basis.

Shipping and Handling Costs
Costs incurred to ship our product are included in Cost of sales in our Consolidated Statements of Operations.

Advertising Expenses
Advertising costs, consisting of television, radio, print, outdoor advertising, on-line and social media, sponsorships, trade events, promotions and printed product information, as well as costs to produce these media, are expensed as incurred. The costs associated with point of sale display items and related promotional merchandise are inventoried and charged to expense when first used. For the years ended December 31, 2016, 2015 and 2014, we recognized costs for all of these activities totaling $14.6 million, $16.2 million and $15.0 million, respectively, which are reflected as Selling, general and administrative expenses in our Consolidated Statements of Operations.

Advertising expenses frequently involve the local wholesaler sharing in the cost of the program. Reimbursements from wholesalers for advertising and promotion activities are recorded as a reduction to Selling, general and administrative expenses in our Consolidated Statements of Operations. Pricing discounts to wholesalers are recorded as a reduction of Sales in our Consolidated Statements of Operations.

Index

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

We recognize the benefits of tax return positions when it is determined that the positions are “more-likely-than-not” to be sustained by the taxing authority. Interest and penalties accrued on unrecognized tax benefits are recorded as tax expense in the period incurred. At December 31, 2016 and 2015, we did not have any unrecognized tax benefits or any interest and penalties accrued on unrecognized tax benefits.

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

Index

Note 3. Recent Accounting Pronouncements

ASU 2017-04
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04, "Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment." ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. An entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, if applicable. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. The same impairment test also applies to any reporting unit with a zero or negative carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2019, on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. We do not expect the adoption of ASU 2017-04 to have a material effect on our financial position, results of operations or cash flows.

ASU 2016-15
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 addresses eight specific cash flow issues and how they should be reported on the statement of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption permitted. We do not expect the adoption of ASU 2016-15 to have a material effect on our financial position, results of operations or cash flows.

ASU 2016-13
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)." ASU 2016-13 addresses accounting for credit losses for assets that are not measured at fair value through net income on a recurring basis. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods, with early adoption permitted for fiscal years beginning after December 15, 2018. We do not expect the adoption of ASU 2016-13 to have a material effect on our financial position, results of operations or cash flows.

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

ASU 2014-09, ASU 2016-10 and ASU 2016-12
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09, as amended, affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09, as amended, is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We are still evaluating but do not expect the adoption of ASU 2014-09 to have a material effect on our financial position, results of operations or cash flows.

In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing." ASU 2016-10 clarifies aspects of Topic 606 related to identifying performance obligations and the licensing implementation guidance, while retaining the related core principles for those areas. The effective date and transition requirements for ASU 2016-10 are the same as the effective date and transition requirements in Topic 606 (ASU 2014-09). We are still evaluating but do not expect the adoption of ASU 2016-10 to have a material effect on our financial position, results of operations or cash flows.

In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients." ASU 2016-12 clarifies aspects of Topic 606 related to the guidance on assessing collectibility, presentation of sales taxes, non-cash consideration, and completed contracts and contract modifications. The effective date and transition requirements for ASU 2016-12 are the same as the effective date and transition requirements in Topic 606 (ASU 2014-09). We are still evaluating but do not expect the adoption of ASU 2016-12 to have a material effect on our financial position, results of operations or cash flows.

Note 4. Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2016	2015
Raw materials	$6,947	$5,468
Work in process	2,996	3,822
Finished goods	6,601	6,109
Packaging materials	567	727
Promotional merchandise	1,353	1,477
Pub food, beverages and supplies	627	697
	$19,091	$18,300

Work in process is beer held in fermentation tanks prior to the filtration and packaging process.

Index

Note 5. Other Current Assets

Other current assets consisted of the following (in thousands):

	December 31,
	2016	2015
Prepaid property taxes	$421	$393
Prepaid insurance	448	411
Income tax receivable	68	82
Other	1,558	1,553
	$2,495	$2,439

Note 6. Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements consisted of the following (in thousands):

	December 31,
	2016	2015
Brewery equipment	$113,460	$104,284
Buildings	56,477	56,414
Land and improvements	7,606	7,606
Furniture, fixtures and other equipment	19,192	16,688
Leasehold improvements	9,786	8,477
Vehicles	125	125
Construction in progress	11,760	9,457
	218,406	203,051
Less accumulated depreciation and amortization	(96,436)	(86,184)
	$121,970	$116,867

Index

Note 7. Goodwill and Intangible and Other Assets

Goodwill
Goodwill totaled $12.9 million at both December 31, 2016 and 2015 and there were no changes to the goodwill balance during 2016, 2015 or 2014. There are no impairment losses netted against the goodwill balance.

Intangible and Other Assets
Intangible and other assets and the related accumulated amortization are as follows (in thousands):

	December 31,
	2016	2015
Trademarks and domain name	$14,429	$14,429
Recipes	700	700

Distributor agreements	2,200	2,200
Accumulated amortization	(1,247)	(1,100)
	953	1,100

Non-compete agreements	440	440
Accumulated amortization	(440)	(440)
	—	—

Other	348	348
Accumulated amortization	(228)	(202)
	120	146
Intangible assets, net	16,202	16,375

Promotional merchandise	1,106	761
Deposits	2,174	933
Intangible and other assets, net	$19,482	$18,069

Amortization expense was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Amortization expense	$199	$222	$241

Estimated amortization expense to be recorded for the next five fiscal years and thereafter is as follows (in thousands):

2017	$191
2018	172
2019	172
2020	170
2021	148
Thereafter	220
$1,073

Index

Note 8. Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following (in thousands):

	December 31,
	2016	2015
Term loan, due September 30, 2023	$9,653	$10,044
Line of credit, due November 30, 2020	17,975	8,777
Capital lease obligations for equipment	1,635	677
	29,263	19,498
Less current portion	(1,317)	(507)
	$27,946	$18,991

Required principal payments on outstanding debt obligations as of December 31, 2016 for the next five years and thereafter are as follows (in thousands):

	Term Loan	Line of Credit	Capital Lease Obligations
2017	$408	$—	$932
2018	422	—	231
2019	442	—	231
2020	459	17,975	231
2021	477	—	68
Thereafter	7,445	—	—
	$9,653	$17,975	1,693
Amount representing interest			(58)
			$1,635

Term Loan and Line of Credit
We have a loan agreement (as amended, the “Loan Agreement”) with Bank of America, N.A. ("BofA"), which presently comprises a $40.0 million revolving line of credit (“Line of Credit”), including provisions for cash borrowings and up to $2.5 million notional amount of letters of credit, and a $10.1 million term loan (“Term Loan”). We may draw upon the Line of Credit for working capital and general corporate purposes until expiration on November 30, 2020. The maturity date of the Term Loan is September 30, 2023. At December 31, 2016, we had $9.7 million outstanding on our Term Loan and $18.0 million outstanding under the Line of Credit.

Under the Loan Agreement, interest accrues at an annual rate based on the London Inter-Bank Offered Rate (“LIBOR”) Daily Floating Rate plus a marginal rate. The marginal rate varies from 0.75% to 1.75% for the Line of Credit and Term Loan based on our funded debt ratio. At December 31, 2016, our marginal rate was 0.75% resulting in an annual interest rate of 1.75%.

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

At December 31, 2016, the quarterly fee was 0.15% and the fee totaled the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Loan Agreement fee	$36	$24	$33

An annual fee is payable in advance on the notional amount of each standby letter of credit issued and outstanding multiplied by an applicable rate ranging from 0.75% to 1.75%. We had no letters of credit outstanding during 2016, 2015 or 2014.

Index

We were in compliance with all applicable contractual financial covenants of the Loan Agreement at December 31, 2016. These financial covenants under the Loan Agreement are measured on a trailing four-quarter basis. We are required to maintain a funded debt ratio of up to 4.0 to 1 and a fixed charge coverage ratio above 1.20 to 1. The funded debt ratio maximum is reduced to 3.5 to 1 on January 1, 2017 and 3.0 to 1 on January 1, 2018.

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

Promissory Notes Payable to Individual Lenders
We assumed an obligation for three promissory notes signed in connection with the acquisition of commercial real estate related to our Portland, Oregon brewery. These notes were separately executed with three individuals, but with substantially the same terms and conditions. Each promissory note was secured by a deed of trust on the commercial real estate. The notes bore a fixed interest rate of 24% per annum through June 30, 2010, after which time the rate increased to 26.9% per annum as a result of a one-time adjustment reflecting the change in the consumer price index from the date of issue, July 1, 2005, to July 1, 2010. The promissory notes were carried at the total of stated value plus a premium reflecting the difference between our incremental borrowing rate and the stated note rate. The effective interest rate for each note was 6.31%. Each note matured on July 1, 2015 and, accordingly, no amounts were outstanding at December 31, 2016 or December 31, 2015.

Note with Affiliated Party
In connection with the acquisition of Kona Brewing Company (“KBC”), we assumed an obligation for a promissory note payable (“Related Party Note”) to a counterparty that was a significant KBC shareholder and remains a shareholder of Craft Brew Alliance, Inc. The Related Party Note was secured by the equipment comprising a photovoltaic cell generation system (“photovoltaic system”) installed at our brewery located in Kailua-Kona, Hawaii. Accrued interest on the Related Party Note was due and payable monthly at a fixed interest rate of 4.75%, with monthly loan payments of $16,129. Any unpaid principal balance and unpaid accrued interest under the Related Party Note was due and payable on November 15, 2014. Accordingly, as of December 31, 2016 and 2015, no amounts remained due pursuant to the Related Party Note.

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

We have assessed our vulnerability to certain business and financial risks, including interest rate risk associated with our variable-rate long-term debt. To mitigate this risk, effective January 23, 2014, we entered into an interest rate swap contract with BofA for 75% of the Term Loan balance, to hedge the variability of interest payments associated with our variable-rate borrowings under our Term Loan with BofA. The Term Loan contract and the interest rate swap terminate on September 30, 2023. The Term Loan contract had a total notional value of $7.2 million as of December 31, 2016. Through this swap agreement, we pay interest at a fixed rate of 2.86% and receive interest at a floating-rate of the one-month LIBOR, which was 0.72% at December 31, 2016.

On November 25, 2015, we entered into a $9.1 million notional amount interest rate swap agreement effective January 4, 2016, which expires January 1, 2019, to hedge the variability of interest payments associated with our variable-rate borrowings on our line of credit. The notional amount fluctuates based on a predefined schedule based on our anticipated borrowings. Through this swap agreement, we pay interest at a fixed rate of 1.28% and receive interest at a floating-rate of the one-month LIBOR, which was 0.72% at December 31, 2016. Since the interest rate swap hedges the variability of interest payments on variable rate debt with similar terms, it qualifies for cash flow hedge accounting treatment.

As of December 31, 2016, unrealized net losses of $424,000 were recorded in Accumulated other comprehensive loss as a result of these hedges. The effective portion of the gain or loss on the derivatives is reclassified into Interest expense in the same period during which we record Interest expense associated with the related debt. There was no hedge ineffectiveness during 2016, 2015 or 2014.

Index

The fair value of our derivative instruments is as follows (in thousands):

	December 31,
	2016	2015
Fair value of interest rate swaps	$(424)	$(569)

The effect of our interest rate swap contracts that were accounted for as derivative instruments on our Consolidated Statements of Operations was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Year Ended December 31,
2016	$(145)	Interest expense	$292
2015	$(66)	Interest expense	$209
2014	$(503)	Interest expense	$205

See also Note 10.

Note 10. Fair Value Measurements

Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The following tables summarize liabilities measured at fair value on a recurring basis (in thousands):

Fair Value at December 31, 2016	Level 1	Level 2	Level 3	Total
Interest rate swap	$—	$(424)	$—	$(424)

Fair Value at December 31, 2015
Interest rate swap	$—	$(569)	$—	$(569)

We did not have any assets measured at fair value on a recurring basis at December 31, 2016 or December 31, 2015.

The fair value of our interest rate swap was based on quarterly statements from the issuing bank. There were no changes to our valuation techniques during 2016, 2015 or 2014.

We believe the carrying amounts of Cash and cash equivalents, Accounts receivable, Other current assets, Accounts payable, Accrued salaries, wages and payroll taxes, and Other accrued expenses are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

We had fixed-rate debt outstanding as follows (in thousands):

	December 31,
	2016	2015
Fixed-rate debt on balance sheet	$935	$676
Estimated fair value of fixed-rate debt	$993	$706

Index

We calculate the estimated fair value of our fixed-rate debt using a discounted cash flow methodology. Using estimated current interest rates based on a similar risk profile and duration (Level 2), the fixed cash flows are discounted and summed to compute the fair value of the debt.

Note 11. Segment Results and Concentrations

Net sales, Gross profit and gross margin information by segment was as follows (dollars in thousands):

2016	Beer Related	Brewpubs	Total
Net sales	$173,657	$28,850	$202,507
Gross profit	$55,667	$3,932	$59,599
Gross margin	32.1%	13.6%	29.4%

2015
Net sales	$176,343	$27,825	$204,168
Gross profit	$58,610	$3,586	$62,196
Gross margin	33.2%	12.9%	30.5%

2014
Net sales	$173,687	$26,335	$200,022
Gross profit	$55,174	$3,536	$58,710
Gross margin	31.8%	13.4%	29.4%

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

Sales to wholesalers through the A-B Distributor Agreement represented the following percentage of our Sales:

Year Ended December 31,
2016	2015	2014
77.8%	81.2%	82.1%

Receivables from A-B represented the following percentage of our Accounts receivable balance:

December 31,
2016	2015
66.6%	66.4%

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

Index

until all outstanding awards are exercised, settled or terminated. Shares subject to terminated awards under the 2010 Plan are not added to the pool of shares available for grant pursuant to the 2014 Plan.

Shares to be issued upon the exercise of stock options and the vesting of stock awards will come from newly issued shares.

2014 Stock Incentive Plan
The 2014 Plan provides for grants of stock options, restricted stock, restricted stock units ("RSUs"), performance awards and stock appreciation rights, as well as other stock-based awards. While incentive stock options may only be granted to employees, awards other than incentive stock options may be granted to employees, non-employee directors and outside consultants. Options granted to our employees were generally subject to a five-year vesting period until 2015 when the vesting period changed to four years. Vested options generally remain exercisable for ten years following the date of grant. RSUs generally vest over a period of three years. The exercise price of stock options must be at least equal to the fair market value per share of our common stock on the date of grant. A maximum of 1,000,000 shares of common stock are authorized for issuance under the 2014 Plan. As of December 31, 2016, there were 420,939 shares available for future awards pursuant to the 2014 Plan.

Terms of awards granted pursuant to the 2010 Plan and predecessor plans were similar to the terms of awards granted pursuant to the 2014 Plan.

Stock-Based Compensation
Certain information regarding our stock-based compensation was as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015	2014
Weighted average per share fair value of stock options granted	$4.06	$7.68	$6.89
Intrinsic value of stock options exercised	223	92	932
Intrinsic value of fully-vested stock awards granted	944	42	288

Stock-based compensation expense was recognized in our Consolidated Statements of Operations as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Selling, general and administrative expense	$1,005	$1,074	$666
Cost of sales	82	83	118
Total stock-based compensation expense	$1,087	$1,157	$784

We amortize stock-based compensation on a straight-line basis over the vesting period of the individual awards, which is the requisite service period, with estimated forfeitures considered.

At December 31, 2016, we had total unrecognized stock-based compensation expense of $2.0 million, which will be recognized over the weighted average remaining vesting period of 2.4 years.

The following weighted average assumptions were utilized in determining fair value pursuant to the Black-Scholes option pricing model:

	Year Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.66%	1.87%	2.11%
Dividend yield	—%	—%	—%
Expected life	6.81 years	6.72 years	7.34 years
Volatility	51.70%	61.50%	60.20%

The risk-free rate used is based on the U.S. Treasury yield curve over the estimated term of the options granted. Expected lives were estimated based on historical exercise data. The expected volatility is calculated based on the historical volatility of our common stock.

Index

Stock-Based Awards Plan Activity

Stock Option Activity
Stock option activity for the year ended December 31, 2016 was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2015	370,640	$10.68
Granted	141,000	7.69
Exercised	(21,888)	8.62
Canceled	(49,505)	10.50
Outstanding at December 31, 2016	440,247	9.83

Certain information regarding options outstanding as of December 31, 2016 was as follows:

	Options Outstanding	Options Exercisable
Number	440,247	136,710
Weighted average exercise price	$9.83	$10.00
Aggregate intrinsic value	$3,113,000	$944,000
Weighted average remaining contractual term	7.8 years	6.7 years

Restricted Stock Unit Activity
During 2016, we granted 52,503 RSUs with a weighted average grant date fair value of $7.69 per share to selected officers and members of our executive team. The RSUs vest on March 31, 2019, provided that the participant continues to be employed through that date.

Performance-Based Stock Awards Activity
We granted performance-based stock awards to selected executives in each of the past six years. Performance goals for the 2016 awards are tied to target amounts of the compounded-average growth rates of Net Sales and average adjusted EBITDA margin over a three-year performance period. The awards outstanding at December 31, 2016 will vest from zero to 125% of the targeted number of performance shares.

For the 2011 grant, 50% of the target number of performance shares were earned in 2014 and, for the 2012 grant, 46% of the target number of performance shares were earned in 2015. No shares were earned for the 2013 grant and we do not expect any shares to be earned pursuant to the 2014 grant due to failure to meet the specified performance goals. Awards, if earned, are paid in shares of our common stock.

Cumulative activity related to performance-based awards during the year ended December 31, 2016 was as follows (in shares):

	Awards Expected to Vest	Weighted Average Grant Date Fair Value Per Share
Awards expected to vest as of January 1, 2016	143,782	$11.56
Granted	122,503	7.69
Canceled due to termination of employee	(12,561)	10.70
Not expected to vest due to failure to meet performance goals	(64,021)	10.12
Awards expected to vest as of December 31, 2016	189,703	9.61

Index

Stock Grants
On the date of our Annual Meeting of Shareholders, each non-employee director receives an annual grant of fully-vested shares of our common stock with a fair value of $40,000, except for the chairman whose grant has a fair value of $67,500. The 2016 grants included 4,908 fully-vested shares of common stock granted to each of our seven non-employee directors, except for the chairman who received 8,283 shares, for a total of 37,731 shares. In April and December 2016, a total of 11,520 and 3,817 shares, respectively, with a total grant date fair value of $231,000, were issued to certain of our full-time non-executive employees.

Note 13. Earnings Per Share

The following table reconciles shares used for basic and diluted earnings per share ("EPS") and provides other information (in thousands):

	Year Ended December 31,
	2016	2015	2014
Weighted average common shares used for basic EPS	19,225	19,152	19,038
Dilutive effect of stock-based awards	—	23	88
Shares used for diluted EPS	19,225	19,175	19,126

Stock-based awards not included in diluted per share calculations as they would be antidilutive (in thousands)	221	241	85

Note 14. Income Taxes

All of our income is generated in the U.S. The components of income tax expense were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current federal	$(378)	$491	$1,079
Current state	32	133	234
	(346)	624	1,313

Deferred federal	285	728	595
Deferred state	75	148	114
	360	876	709
	$14	$1,500	$2,022

Income tax expense differs from the amount computed by applying the statutory federal income tax rate to income before income taxes as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Provision at U.S. statutory rate	$(104)	$1,264	$1,734
State taxes, net of federal benefit	49	182	217
Permanent differences, primarily meals and entertainment	264	250	304
Stock-based compensation	(41)	—	—
Domestic production activities deduction	(20)	(63)	(113)
Tax credits	(134)	(133)	(120)
	$14	$1,500	$2,022

Index

Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets
Net operating losses and alternative minimum tax credit carryforwards	$496	$372
Accrued salaries and severance	1,207	1,396
Other	1,615	1,208
	3,318	2,976
Deferred tax liabilities
Property, equipment and leasehold improvements	(15,194)	(14,351)
Intangible assets	(6,112)	(6,153)
Other	(193)	(236)
	(21,499)	(20,740)
	$(18,181)	$(17,764)

As of December 31, 2016, included in our net operating losses and alternative minimum tax credit carryforwards were the following (in thousands):

State NOLs, tax-effected	$32
Federal alternative minimum tax credit carryforwards	$348
Federal employer FICA tip credit carryforward	$116

In assessing the realizability of our deferred tax assets, we consider future taxable income expected to be generated by the projected differences between financial statement depreciation and tax depreciation, cumulative earnings generated to date and other evidence available to us. Based upon this consideration, we assessed that all of our deferred taxes are more likely than not to be realized, and, as such, we have not recorded a valuation allowance as of December 31, 2016 or 2015.

There were no unrecognized tax benefits as of December 31, 2016 or 2015 and we do not anticipate significant changes to our unrecognized tax benefits within the next twelve months.

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

Index

Note 15. Employee Benefit Plans

We sponsor a defined contribution 401(k) plan for all employees 18 years or older. Employee contributions may be made on a before-tax basis, limited by IRS regulations. For the years ended December 31, 2016, 2015 and 2014, we matched 50% of the employee’s contributions up to 6% of eligible compensation. Eligibility for the matching contribution in all years began after the participant had worked a minimum of three months. Our matching contributions to the plan vest ratably over five years of service by the employee. During 2016, 2015 and 2014, we used approximately $198,000, $17,000 and $165,000, respectively, of previously forfeited matching contributions to fund current matching contributions, which decreased expense for the corresponding periods. We recognized expense associated with matching contributions as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
401(k) expense	$882	$817	$632

Note 16. Commitments and Contingencies

General
We are subject to various claims and pending or threatened lawsuits in the normal course of business. We are not currently party to any claims or legal proceedings that management believes are reasonably probable to have a material adverse effect on our financial position, results of operations or cash flows.

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

Minimum aggregate future lease payments under non-cancelable operating leases as of December 31, 2016 are as follows (in thousands):

2017	$8,836
2018	1,965
2019	1,921
2020	1,587
2021	1,272
Thereafter	22,531
$38,112

Rent expense under all operating leases, including short-term rentals as well as cancelable and noncancelable operating leases, gross, was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Rent expense	$2,613	$2,042	$2,323

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

	Year Ended December 31,
	2016	2015	2014
Rental income	$369	$369	$269

Index

Future minimum lease rentals pursuant to this agreement as of December 31, 2016 are as follows (in thousands):

2017	$369
2018	369
2019	369
2020	369
2021	369
Thereafter	1,480
$3,325

We lease our headquarters office space, restaurant and storage facilities located in Portland, land and certain equipment from two limited liability companies, both of whose members include our former Board Chair, who is also a significant shareholder, and his brother, who continues to be employed by us. Lease payments to these lessors were as follows (in thousands) and are included in the Rent expense under all operating leases above:

Year Ended December 31,
2016	2015	2014
$120	$120	$125

The lease for the headquarters office space and restaurant facility expires in 2034, with an extension at our option for two 10-year periods, while the lease for the other facilities, land and equipment expires in 2017 with an extension at our option for two 5-year periods. We hold a right to purchase the headquarters office space and restaurant facility at the greater of $2.0 million or the fair market value of the property as determined by a contractually established appraisal method. The right to purchase is not valid in the final year of the lease term or in each of the final years of the renewal terms, as applicable. All lease terms are considered to be arm’s-length.

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

Year Ended December 31,
2016	2015	2014
$554	$524	$499

All lease terms are considered to be arm’s-length. In December 2015, related to the execution of the long-term land lease with an unrelated third party for our new Kona brewery, we also paid approximately $100,000 to the lessor described above to acquire their right of first refusal on the land lease from the unrelated third party.

Purchase and Sponsorship Commitments
We periodically enter into commitments to purchase certain raw materials in the normal course of business. Furthermore, we have entered into purchase commitments and commodity contracts to ensure we have the necessary supply of malt and hops to meet future production requirements. Certain of the malt and hop commitments are for crop years through 2021. We believe that malt and hop commitments in excess of future requirements, if any, will not have a material impact on our financial condition or results of operations. We may take delivery of the commodities in excess of our requirements or make payments against the purchase commitments earlier than contractually obligated, which means our cash outlays in any particular year may exceed or be less than the commitment amount disclosed.

In certain cases, we have executed agreements with selected vendors to source our requirements for specific malt and hop varieties for the years ending December 31, 2017, 2018, 2019, 2020 and 2021; however, either the quantity to be delivered or the full price for the commodity has not been established at the present time. To the extent the commitment is not measurable or has not been fixed, that portion of the commitment has been excluded from the table below.

We have entered into multi-year sponsorship and promotional commitments with certain professional sports teams and entertainment companies. Generally, in exchange for our sponsorship consideration, we post signage and provide other promotional materials at the site or the event. The terms of these sponsorship commitments expire at various dates through December 31, 2023.

Index

Aggregate future payments under purchase and sponsorship commitments as of December 31, 2016 are as follows (in thousands):

	Purchase Obligations	Sponsorship Obligations	Total
2017	$25,479	$1,402	$26,881
2018	5,061	578	5,639
2019	2,177	214	2,391
2020	1,726	214	1,940
2021	574	214	788
Thereafter	—	214	214
	$35,017	$2,836	$37,853

Note 17. Related Party Transactions

For additional related party transactions, see Notes 8 and 16.

As of December 31, 2016 and 2015, A-B owned approximately 31.5% and 31.6%, respectively, of our outstanding common stock.

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

	Year Ended December 31,
	2016	2015	2014
Gross sales to A-B and Ambev	$168,929	$179,974	$178,805
International distribution fee earned from ABWI	1,216	—	—
Margin fee paid to A-B, classified as a reduction of Sales	2,420	2,594	2,644
Inventory management and other fees paid to A-B, classified in Cost of sales	377	396	393
Media reimbursement from A-B, classified as a reduction of Selling, general and administrative expenses	750	—	—

Amounts due to or from A-B and ABWI were as follows (in thousands):

	December 31,
	2016	2015
Amounts due from A-B related to beer sales pursuant to the A-B distributor agreement	$12,246	$12,576
Amounts due from ABWI and A-B related to international distribution fee and media reimbursement	3,750	—
Refundable deposits due to A-B	(2,162)	(2,291)
Amounts due to A-B for services rendered	(1,782)	(1,645)
Net amount due from A-B and ABWI	$12,052	$8,640

Index

Agreements with Anheuser-Busch, LLC

Contract Brewing Agreement
On August 23, 2016, we entered into a Contract Brewing Agreement (the “Brewing Agreement”) with A-B Commercial Strategies, LLC (“ABCS”), an affiliate of A-B, pursuant to which ABCS will brew, bottle and package up to 300,000 barrels of our mutually agreed products annually, in facilities owned by ABCS within the United States, for an initial term through December 31, 2026. Under the terms of the Brewing Agreement, we will share equally in any cost savings arising from the Brewing Agreement, provided that our cost savings will equal at least $10.00 per barrel on an aggregate basis, following certain adjustments, as set forth in the Brewing Agreement.

The Brewing Agreement provides specified termination rights, including, among other things, the right of either party to terminate the Brewing Agreement if (i) the other party fails to perform any material obligation under the Brewing Agreement, subject to certain cure rights, (ii) the International Distribution Agreement (as defined below) is terminated pursuant to certain specified provisions thereof or (iii) subject to certain conditions, if the Master Distributor Agreement (as defined below) is terminated pursuant to certain specified provisions thereof.

In addition, ABCS has the right to terminate the Brewing Agreement upon 90 days’ prior written notice to us following (i) a "change of control event" (as defined below) that occurs or for which a definitive agreement is entered into prior to August 23, 2019, and is subsequently completed, or (ii) the earliest of (x) our rejection of a “qualifying offer” (as defined below), (y) the completion of a transaction implementing a qualifying offer, and (z) our failure to enter into a definitive transaction agreement within 120 days following receipt of a qualifying offer, with certain exceptions.

Under the terms of each of the Brewing Agreement, the International Distribution Agreement, the Master Distributor Agreement and the Recapitalization Agreement (as defined below) (collectively, the “Commercial Arrangements”), a “qualifying offer” is defined to include any offer made by ABCS or an affiliate thereof, for the acquisition of all of the issued and outstanding shares of our common stock not owned by ABCS or its affiliates, on customary terms and conditions for a transaction of the type proposed by ABCS or its affiliate, in each case, for an aggregate value of (x) not less than $22.00 per share of our common stock if the offer is made on or prior to August 23, 2017, (y) not less than $23.25 per share of our common stock if the offer is made during the period beginning August 24, 2017 through August 23, 2018 and (z) not less than $24.50 per share of our common stock if the offer is made on or after August 24, 2018. A “change of control event” includes, with certain exceptions, (i) the acquisition by a person or group of beneficial ownership on a fully diluted basis of 50% or more of our equity securities (or the equity securities of the surviving entity in any merger, consolidation, share exchange or other business combination involving us), (ii) a change in the composition of our board of directors during any consecutive 12-month period such that the incumbent directors cease to constitute at least a majority of the board of directors, or (iii) the completion of a sale, lease, exchange, or other transfer of (A) the Kona brand or (B) 50% or more of our assets based on fair market value.

International Distribution Agreement
On August 23, 2016, we also entered into an International Distribution Agreement (the “International Distribution Agreement”) with ABWI pursuant to which ABWI will be the sole and exclusive distributor of our malt beverage products in jurisdictions outside the United States, subject to the terms and conditions of our agreement with our existing international distributor, CraftCan Travel LLC, and certain other limitations, in each case as set forth in the International Distribution Agreement. Under the International Distribution Agreement, following delivery of notice to us, ABWI may also elect to commence brewing outside of the United States some or all of the products to be distributed in the non-U.S. jurisdictions covered by the International Distribution Agreement.

Under the terms of the International Distribution Agreement, with respect to our exported products produced by us, ABWI will pay us our costs of production plus reasonable out-of-pocket expenses relating to export shipment costs. Additionally, ABWI will pay us an international royalty fee based on volume of our products sold by ABWI, equal to either $40 per barrel or $30 per barrel, depending on certain factors described in the International Distribution Agreement, which royalty fee will be subject to escalation annually, beginning in calendar year 2018, on the terms described in the International Distribution Agreement. For calendar year 2016, 2017 and 2018, ABWI will also pay us one-time fees of $3.0 million, $5.0 million and $6.0 million, respectively. These amounts are subject to proration if the International Distribution Agreement is terminated early in any given year. The sum of the fees is recognized in Beer Related Net sales on a straight-line basis over the 10-year contract term, while the fees are collected in the first quarter of the year following the applicable calendar year.

The International Distribution Agreement contains specified termination rights, including, among other things, the right of either party to terminate the International Distribution Agreement if (a) the other party fails to perform any material obligation under the International Distribution Agreement, subject to certain cure rights or (b) the Brewing Agreement is terminated pursuant to certain

Index

specified provisions thereof. In addition, ABWI has the right to terminate the International Distribution Agreement upon 90 days’ prior written notice to us following (i) a “change of control event” (as defined above) that occurs or for which a definitive agreement is entered into prior to August 23, 2019, and is subsequently completed, or (ii) the earliest of (x) our rejection of a “qualifying offer” (as defined above), (y) the completion of a transaction implementing a qualifying offer, and (z) our failure to enter into a definitive transaction agreement within 120 days following receipt of a qualifying offer, with certain exceptions (each of the foregoing subclauses (x) through (z), a “qualifying offer lapse”). Following termination of the International Distribution Agreement due to a qualifying offer lapse, or any change of control event, ABWI shall have the right to purchase the international distribution rights for each of our brands then being distributed under the International Distribution Agreement at the fair market value of such rights, and on otherwise customary terms and conditions, as set forth in the International Distribution Agreement.

Under the International Distribution Agreement, ABWI will also be required to make a one-time $20.0 million payment to us on August 23, 2019. The payment is being recognized in Beer Related Net sales on a straight-line basis over the 10-year contract term. However, ABWI will not (subject to compliance with certain notice requirements) be obligated to make such one-time payment if, prior to that date, (i) a “change of control event” occurs or a definitive agreement for a transaction constituting a change of control event is entered into, (ii) ABWI (or an affiliate thereof) makes a qualifying offer and there is a qualifying offer lapse or (iii) we enter into a definitive agreement with ABWI (or an affiliate thereof) with respect to a qualifying offer but such agreement is subsequently terminated, other than for certain regulatory reasons (in which case the $20.0 million shall remain payable). Unless terminated sooner, the International Distribution Agreement will continue in effect until December 31, 2026.

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

Pursuant to Amendment No. 3, A-B will have the ability to deliver a revocation notice and reinstitute the terms of the Master Distributor Agreement as they existed prior to Amendment No. 3 following (i) a “change of control event” (as defined above) that occurs prior to the third anniversary of Amendment No. 3 or for which a definitive agreement is entered into prior to the third anniversary of Amendment No. 3 and is subsequently consummated or (ii) the earliest of (a) our rejection of a "qualifying offer" (as defined above), (b) the consummation of a transaction underlying a qualifying offer, and (c) 120 days following the receipt of a qualifying offer by us, if A-B (or an affiliate thereof) and we are unable to enter into a definitive agreement with respect thereto, notwithstanding A-B’s (or its affiliate’s) and our good faith and reasonable efforts to negotiate such a definitive agreement, subject to certain additional conditions.

Contract pricing may not be commensurate with amounts that an independent market participant would pay due to the related party nature of the agreements.

Note 18. Brewing Arrangement with Pabst Northwest Brewing Company

On January 8, 2016, we entered into brewing agreements ("the brewing agreements") with Pabst Northwest Brewing Company ("Pabst"), a subsidiary of Pabst Brewing Company, under which Pabst has the ability to brew selected Rainier Brewing Company and other brands at our brewery in Woodinville, Washington under a license agreement. The brewing agreements expire on December 31, 2018. During 2016, we recorded $1.6 million in fees earned from Pabst related to a contract brewing volume shortfall in Contract brewing and beer related sales.

In conjunction with the brewing agreements, we granted Pabst an option to purchase the Woodinville brewery and adjacent pub, as well as related assets (together, the "Property"), at any time prior to termination of the brewing agreements. The purchase price of the Property will be $25.0 million if Pabst exercises the option during the first year of the agreement (which has elapsed), $26.0 million if exercise occurs during the second year of the agreement, and $28.0 million if Pabst exercises the option during the third year of the agreement and on or before the close of business on December 31, 2018. Under the option agreement, Pabst conducted an additional diligence review of environmental and title issues relating to the Property, and, upon completion, did not exercise its right to terminate either the brewery agreements or the option agreement. If Pabst does not exercise its option to purchase the Property, it may be required to pay us a termination fee.

Index

Note 19. Subsequent Event

On February 28, 2017 and March 6, 2017, respectively, two lawsuits, Sara Cilloni and Simone Zimmer v. Craft Brew Alliance, Inc., and Theodore Broomfield v. Kona Brewing Co. LLC, Kona Brew Enterprises, LLP, Kona Brewery LLC, and Craft Brew Alliance, Inc., were filed in the United States District Court for the Northern Division of California. The lawsuits purport to be class actions brought on behalf of all persons who purchased Kona Brewing Company beer during the preceding four years and thereafter through the date of class certification. The lawsuits allege that the defendants misled customers regarding the state in which Kona Brewing Company beers are manufactured. We intend to vigorously defend against the foregoing actions. We have not recorded any liabilities with respect to the claims.

Index

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) under the Securities Exchange Act of 1934 (“Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.While reasonable assurance is a high level of assurance, it does not mean absolute assurance. Disclosure controls and internal control over financial reporting cannot prevent or detect all errors, misstatements or fraud. In addition, the design of a control system must recognize that there are resource constraints, and the benefits associated with controls must be proportionate to their costs.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework, issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2016. Our Chief Executive Officer and Chief Financial Officer concluded that we have a material weakness in internal control over financial reporting due to the lack of personnel with adequate knowledge of the design, operation and documentation of internal controls over non-routine transactions; and ineffective management review over the accounting for non-routine transactions, including accounting for revenue. The material weakness described above resulted in incorrectly accounting for several complex, non-routine transactions during 2016, including transactions related to revenue recognition. Rule 12b-2 under the Exchange Act defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, the end of the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level.

Management's Remediation Initiatives
Management has developed a remediation plan in response to the material weakness identified, which includes:

•
revising the design of existing controls, and designing and implementing additional key controls related to identifying and accounting for non-routine transactions, which include protocols for engaging third-party accounting experts, where necessary;

•	establishing protocols to ensure key controls operate on a timely basis to prevent and detect misstatement; and

•	providing additional GAAP technical accounting and internal control related training to both accounting and non-accounting departments.

We anticipate that these plans will be fully implemented and tested during 2017 such that our internal control deficiency will be remediated in that timeframe.

Index

Changes in Internal Control Over Financial Reporting
During the fourth quarter of 2016, no changes in our internal control over financial reporting were identified in connection with the evaluation required by Exchange Act Rule 13a-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Moss Adams LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2016, as stated in their report, which is included herein.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Craft Brew Alliance, Inc.

We have audited Craft Brew Alliance, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to an ineffective control environment, specifically personnel with inadequate knowledge of the design, operation and documentation of internal controls over non-routine transactions; and ineffective management review over the accounting for non-routine transactions, including accounting for revenue, has been identified and included in management’s assessment.
We considered the material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2016, of the Company and our opinion on such consolidated financial statements was not affected.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, Craft Brew Alliance, Inc. has not maintained effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Craft Brew Alliance, Inc. as of December 31, 2016 and 2015, and the consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016, and our report dated March 16, 2017, expressed an unqualified opinion on those consolidated financial statements.
/s/ Moss Adams LLP

Seattle, Washington
March 16, 2017

Index

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is contained in part in our definitive proxy statement for our 2017 Annual Meeting of Shareholders to be held on May 17, 2017 (the “2017 Proxy Statement”) under the captions “Board of Directors – Nominees for Director,” “Board of Directors – Committees of the Board – Audit Committee,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and the information contained therein is incorporated herein by reference.

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

Item 11. Executive Compensation

Information required by this Item is contained in our 2017 Proxy Statement under the captions “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Employment Agreements and Potential Payments Upon Termination or Change-in-Control,” “Director Compensation” and “Board of Directors – Committees of the Board – Compensation Committee” and the information contained therein is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans
The following is a summary as of December 31, 2016 of all of our plans that provide for the issuance of equity securities as compensation. See Note 12 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	682,453	(1)	$9.83	420,939
Equity compensation plans not approved by shareholders	—		—	—
Total	682,453		$9.83	420,939

(1)
Includes a total of 189,703 performance shares that may vest between April 1, 2017 and March 31, 2019, based on the expected levels of achievement of financial targets over two separate performance periods, and 52,503 RSUs. These shares are excluded from the calculation of weighted average price in column (b) because they have no exercise price.

The remaining information required by this Item is contained in our 2017 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and the information contained therein is incorporated herein by reference.

Index

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is contained in our 2017 Proxy Statement under the captions “Transactions with Related Persons” and “Board of Directors – Director Independence” and the information contained therein is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item is contained in our 2017 Proxy Statement under the caption “Proposal No. 2 — Principal Independent Registered Public Accounting Firm” and the information contained therein is incorporated herein by reference.

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

Index

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Portland, Oregon, on March 16, 2017.

Craft Brew Alliance, Inc.

By:	/s/ Edwin A. Smith
Edwin A. Smith
Corporate Controller and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 16, 2017.

Signature	Title

/s/ Andrew J. Thomas	Chief Executive Officer
Andrew J. Thomas	(Principal Executive Officer)

/s/ Joseph K. Vanderstelt	Chief Financial Officer and Treasurer
Joseph K. Vanderstelt	(Principal Financial Officer)

/s/ Edwin A. Smith	Corporate Controller
Edwin A. Smith	(Principal Accounting Officer)

*	Chairman of the Board and Director
David R. Lord

*	Director
Timothy P. Boyle

*	Director
Marc J. Cramer

*	Director
Paul D. Davis

*	Director
Kevin R. Kelly

*	Director
Nickolas A. Mills

*	Director
John D. Rogers, Jr.

*	Director
Michael R. Taylor

*By:	/s/ Andrew J. Thomas
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

10.7*	Form of Restricted Stock Unit Award Agreement for the 2014 Stock Incentive Plan.
10.8*
Transition and Separation Agreement between the Registrant and Mark D. Moreland, dated October 31, 2014 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 5, 2014)

10.9*	Letter of Agreement between the Registrant and Robert Widmer dated May 26, 2010 (incorporated by reference from Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2010)
10.10*	Employment Agreement between the Registrant and Andrew J. Thomas, dated July 1, 2016 (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2016)
10.11*	Employment Agreement between the Registrant and J. Scott Mennen, dated July 5, 2016 (incorporated by reference from Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2016)
10.12*	Employment Agreement between the Registrant and John W. Glick, dated July 5, 2016 (incorporated by reference from Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended June 30, 2016)
10.13*	Employment Agreement between the Registrant and Kenneth C. Kunze, dated July 1. 2016 (incorporated by reference from Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended June 30, 2016)
10.14*
Employment Agreement between the Registrant and Joseph K. Vanderstelt, dated June 29, 2016 (incorporated by reference from Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2016)

10.15*
Separation Agreement between Kurt D. Widmer and the Registrant dated as of February 24, 2016 (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2016)

10.16*
Letter of Confidentiality/Proprietary Information and Noncompetition Agreement between the Registrant and Joseph K. Vanderstelt dated April 27, 2015 (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2015)

10.17*	Summary of Compensation Arrangements for Non-Employee Directors as of January 1, 2017
10.18*	Annual Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 22, 2015)
10.19
Sublease between Pease Development Authority as Sublessor and the Registrant as Sublessee, dated May 30, 1995 (incorporated by reference from Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, No. 33-94166)

10.20
Amended and Restated Credit Agreement, dated November 30, 2015, among the Registrant, its subsidiaries, and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 3, 2015)

Index

Exhibit Number	Description
10.21
Amended and Restated Security Agreement, dated November 30, 2015, among the Registrant, its subsidiaries, and Bank of America, N.A. (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 3, 2015)

10.22
Amended and Restated Continuing and Unconditional Guaranty, dated November 30, 2015, among the Registrant, its subsidiaries, and Bank of America, N.A. (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 3, 2015)

10.23
Amended and Restated Exchange and Recapitalization Agreement dated as of May 1, 2011 between the Registrant and Anheuser-Busch, LLC (“A-B”) as successor in interest to Anheuser-Busch, Incorporated (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 4, 2011)

10.24
Amendment No. 1 to Amended and Restated Exchange and Recapitalization Agreement, dated August 23, 2016, by and between the Registrant and A-B (incorporated by reference from Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on August 24, 2016)

10.25
Amended and Restated Master Distributor Agreement dated as of May 1, 2011 between the Registrant and A-B (the “A-B Master Distributor Agreement”) (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 4, 2011)

10.26	Amendment to A-B Master Distributor Agreement dated May 11, 2012 (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2012)
10.27	Amendment to A-B Master Distributor Agreement dated November 20, 2013 (incorporated by reference from Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013)
10.28	Amendment No. 3 to the A-B Master Distributor Agreement, dated August 23, 2016 (incorporated by reference from Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on August 24, 2016)
10.29†
Contract Brewing Agreement, dated August 23, 2016, by and between the Registrant and A-B Commercial Strategies, LLC (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 24, 2016)

10.30†
International Distribution Agreement, dated August 23, 2016, by and between the Registrant and Anheuser-Busch Worldwide Investments, LLC (incorporated by reference from Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on August 24, 2016)

10.31
Registration Rights Agreement dated as of July 1, 2004 between the Registrant and A‑B (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 2, 2004) (File No. 0-26542)

10.32
Master Lease Agreement dated as of June 6, 2007 between Banc of America Leasing & Capital, LLC and Widmer Brothers Brewing Company (incorporated by reference from Exhibit 10.2 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-4, No. 333-149908 filed on May 2, 2008 (“S-4 Amendment No. 1”))

10.33
Amended and Restated License Agreement dated as of February 28, 1997 between Widmer Brothers Brewing Company and Widmer’s Wine Cellars, Inc. and Canandaigua Wine Company, Inc. (incorporated by reference to Exhibit 10.3 from the S-4 Amendment No. 1)

10.34
Restated Lease dated as of January 1, 1994 between Smithson & McKay Limited Liability Company and Widmer Brothers Brewing Company (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010)

10.35	Commercial Lease (Restated) dated as of December 18, 2007 between Widmer Brothers LLC and Widmer Brothers Brewing Company (incorporated by reference to Exhibit 10.5 from the S-4 Amendment No. 1)
10.36
Sublease dated as of September 1, 2010 between Manini Holdings, LLC and Kona Brewing Co., LLC. (incorporated by reference from Exhibit 10.41 to the Registrant’s Form 10-K for the year ended December 31, 2010)

10.37†
Amended and Restated Continental Distribution and Licensing Agreement between the Registrant and Kona Brewery LLC dated March 26, 2009 (incorporated by reference from Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010)

10.38
Sublease dated as of March 31, 2011 between Manini Holdings, LLC and Kona Brewing Co., LLC (incorporated by reference from Exhibit 10.43 to the Registrant’s Amendment No. 1 to Form 10-K for the year ended December 31, 2010 filed on April 22, 2011)

10.39†
Option and Agreement of Purchase and Sale dated as of January 8, 2016, by and between the Registrant and Pabst Northwest Brewing Company, LLC (incorporated by reference from Exhibit 10.2 to Amendment No. 1 to the Registrant's Form 10-Q for the quarter ended March 31, 2016)

21.1	Subsidiaries of the Registrant (incorporated by reference from Exhibit 21.1 to the Registrant’s Form 10-K for the year ended December 31, 2010 filed on April 1, 2011)

Index

Exhibit Number	Description
23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney – Directors of Craft Brew Alliance, Inc.
31.1	Certification of Chief Executive Officer of Craft Brew Alliance, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer of Craft Brew Alliance, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Form 10-K for the year ended December 31, 2016 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press Release dated March 16, 2017
99.2	Description of Common Stock (incorporated by reference from Exhibit 99.2 to the Registrant’s Form 10-K for the year ended December 31, 2012 filed on March 12, 2013)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes a management contract or a compensatory plan or arrangement.

†
Confidential treatment has been requested with respect to portions of this exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.