Form 10-Q
period 2017-03-31
CRAFT BREW ALLIANCE, INC.
filed 2017-05-03
CIK 892222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. (See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act). Check one:

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of April 28, 2017 was 19,262,503.

CRAFT BREW ALLIANCE, INC.

Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$145	$442
Accounts receivable, net	22,430	24,008
Inventory, net	21,030	19,091
Other current assets	3,513	2,495
Total current assets	47,118	46,036
Property, equipment and leasehold improvements, net	120,477	121,970
Goodwill	12,917	12,917
Intangible and other assets, net	19,392	19,482
Total assets	$199,904	$200,405
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$17,921	$16,076
Accrued salaries, wages and payroll taxes	5,955	4,967
Refundable deposits	6,502	6,486
Other accrued expenses	4,424	4,108
Current portion of long-term debt and capital lease obligations	1,502	1,317
Total current liabilities	36,304	32,954
Long-term debt and capital lease obligations, net of current portion	26,572	27,946
Fair value of derivative financial instruments	341	424
Deferred income tax liability, net	17,005	18,181
Other liabilities	1,400	1,239
Total liabilities	81,622	80,744
Commitments and contingencies (Note 11)
Common shareholders' equity:
Common stock, $0.005 par value. Authorized 50,000,000 shares; issued and outstanding 19,261,245 and 19,261,245	96	96
Additional paid-in capital	141,044	140,687
Accumulated other comprehensive loss	(211)	(262)
Accumulated deficit	(22,647)	(20,860)
Total common shareholders' equity	118,282	119,661
Total liabilities and common shareholders' equity	$199,904	$200,405

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Sales	$46,766	$41,793
Less excise taxes	2,464	2,571
Net sales	44,302	39,222
Cost of sales	31,633	30,505
Gross profit	12,669	8,717
Selling, general and administrative expenses	15,469	13,924
Operating loss	(2,800)	(5,207)
Interest expense	(181)	(147)
Other income, net	3	6
Loss before income taxes	(2,978)	(5,348)
Income tax benefit	(1,191)	(2,139)
Net loss	$(1,787)	$(3,209)
Basic and diluted net loss per share	$(0.09)	$(0.17)
Shares used in basic and diluted per share calculations	19,261	19,179

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016
Net loss	$(1,787)	$(3,209)
Unrealized gain (loss) on derivative hedge transactions, net of tax	51	(206)
Comprehensive loss	$(1,736)	$(3,415)

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,787)	$(3,209)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,895	2,615
Loss on sale or disposal of Property, equipment and leasehold improvements	3	2
Deferred income taxes	(1,207)	(2,155)
Stock-based compensation	357	20
Other	172	552
Changes in operating assets and liabilities:
Accounts receivable, net	1,578	1,663
Inventories	(1,926)	(2,188)
Other current assets	(1,018)	(178)
Accounts payable and other accrued expenses	2,946	1,732
Accrued salaries, wages and payroll taxes	988	(221)
Refundable deposits	36	(328)
Net cash provided by (used in) operating activities	3,037	(1,695)

Cash flows from investing activities:
Expenditures for Property, equipment and leasehold improvements	(1,965)	(5,651)
Net cash used in investing activities	(1,965)	(5,651)

Cash flows from financing activities:
Principal payments on debt and capital lease obligations	(131)	(225)
Net borrowings (repayments) under revolving line of credit	(1,238)	7,770
Net cash provided by (used in) financing activities	(1,369)	7,545
Increase (decrease) in Cash and cash equivalents	(297)	199

Cash and cash equivalents:
Beginning of period	442	911
End of period	$145	$1,110
Supplemental disclosure of cash flow information:
Cash paid for interest	$178	$132
Cash paid for income taxes, net	—	62
Supplemental disclosure of non-cash information:
Purchases of Property, equipment and leasehold improvements with capital leases	$180	$473
Purchases of Property, equipment and leasehold improvements included in Accounts payable at end of period	104	1,495
The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Annual Report”). These consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements are unaudited but, in the opinion of management, reflect all material adjustments necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods presented. All such adjustments were of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results of operations for the full year.

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

Index

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

ASU 2015-17
In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes.” ASU 2015-17 simplifies the presentation of deferred income taxes, and requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments apply to all entities that present a classified statement of financial position and aligns the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards. ASU 2015-17 is effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We adopted this new accounting standard retrospectively in the first quarter of 2017. As of March 31, 2017 and December 31, 2016, we had $3.2 million and $2.1 million, respectively, of current deferred tax assets that are now classified as noncurrent on the Consolidated Balance Sheets under this new accounting standard.

ASU 2015-11
In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory (Topic 330)." ASU 2015-11 simplifies the accounting for the valuation of all inventory not accounted for using the last-in, first-out ("LIFO") method by prescribing that inventory be valued at the lower of cost and net realizable value. ASU 2015-11 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. The adoption of ASU 2015-11 in the first quarter of 2017 did not have a material effect on our financial position, results of operations or cash flows.

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

Note 3. Cash and Cash Equivalents

We maintain cash balances with financial institutions that may exceed federally insured limits. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2017 and December 31, 2016, we did not have any cash equivalents.

As part of our cash management system, we use a controlled disbursement account to fund cash distribution checks presented for payment by the holder. Checks issued but not yet presented to banks may result in overdraft balances for accounting purposes. As of March 31, 2017 and December 31, 2016, bank overdrafts of $1.1 million and $1.1 million, respectively, were included in

Index

Accounts payable on our Consolidated Balance Sheets. Changes in bank overdrafts from period to period are reported in the Consolidated Statements of Cash Flows as a component of operating activities within Accounts payable and Other accrued expenses.

Note 4. Inventories

Inventories, except for pub food, beverages and supplies, are stated at the lower of standard cost or net realizable value. Pub food, beverages and supplies are stated at the lower of cost or net realizable value.

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

Inventories consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$6,731	$6,947
Work in process	2,714	2,996
Finished goods	9,273	6,601
Packaging materials	606	567
Promotional merchandise	1,104	1,353
Brewpub food, beverages and supplies	602	627
	$21,030	$19,091

Work in process is beer held in fermentation tanks prior to the filtration and packaging process.

Note 5. Related Party Transactions

As of both March 31, 2017 and December 31, 2016, A-B owned approximately 31.5% of our outstanding common stock.

Transactions with Anheuser-Busch, LLC (“A-B”), Ambev and Anheuser-Busch Worldwide Investments, LLC (“ABWI”)
In December 2015, we partnered with Ambev, the Brazilian subsidiary of Anheuser-Busch InBev SA, to distribute Kona beers into Brazil. In August 2016, we also entered into an International Distribution Agreement with ABWI, an affiliate of A-B, pursuant to which ABWI will distribute our malt beverage products in jurisdictions outside the United States, subject to the terms and conditions of our agreement with our existing international distributor, CraftCan Travel LLC, and certain other limitations. Transactions with A-B, Ambev and ABWI consisted of the following (in thousands):

	Three Months Ended March 31,
	2017	2016
Gross sales to A-B and Ambev	$32,641	$32,256
International distribution fee earned from ABWI	850	—
Margin fee paid to A-B, classified as a reduction of Sales	488	358
Inventory management and other fees paid to A-B, classified in Cost of sales	91	87

Amounts due to or from A-B and ABWI were as follows (in thousands):

	March 31, 2017	December 31, 2016
Amounts due from A-B related to beer sales pursuant to the A-B distributor agreement	$10,913	$12,246
Amounts due from ABWI and A-B related to international distribution fee and media reimbursement	1,250	3,750
Refundable deposits due to A-B	(2,182)	(2,162)
Amounts due to A-B for services rendered	(1,554)	(1,782)
Net amount due from A-B	$8,427	$12,052

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

Three Months Ended March 31,
2017	2016
$30	$30

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

Three Months Ended March 31,
2017	2016
$143	$129

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

We have assessed our vulnerability to certain business and financial risks, including interest rate risk associated with our variable-rate long-term debt. To mitigate this risk, effective January 23, 2014, we entered into an interest rate swap contract with Bank of America, N.A. (“BofA”) for 75% of the Term Loan balance, to hedge the variability of interest payments associated with our variable-rate borrowings under our Term Loan with BofA. The Term Loan contract and the interest rate swap terminate on September 30, 2023. The Term Loan contract had a total notional value of $7.2 million as of March 31, 2017. Through this swap agreement, we pay interest at a fixed rate of 2.86% and receive interest at a floating-rate of the one-month LIBOR, which was 0.93% at March 31, 2017.

Effective January 4, 2016, we entered into a $9.1 million notional amount interest rate swap contract with BofA, which expires January 1, 2019, to hedge the variability of interest payments associated with our variable-rate borrowings on our line of credit. The notional amount fluctuates based on a predefined schedule based on our anticipated borrowings. Through this swap agreement, we pay interest at a fixed rate of 1.28% and receive interest at a floating-rate of the one-month LIBOR, which was 0.93% at March 31, 2017.

Since the interest rate swaps hedge the variability of interest payments on variable rate debt with similar terms, they qualify for cash flow hedge accounting treatment.

As of March 31, 2017, unrealized net losses of $0.3 million were recorded in Accumulated other comprehensive loss as a result of these hedges. The effective portion of the gain or loss on the derivatives is reclassified into Interest expense in the same period during which we record Interest expense associated with the related debt. There was no hedge ineffectiveness during the first three months of 2017 or 2016.

The fair value of our derivative instruments is as follows (in thousands):

Fair Value of Derivative Instruments
	March 31, 2017	December 31, 2016
Fair value of interest rate swaps	$(341)	$(424)

Index

The effect of our interest rate swap contracts that were accounted for as a derivative instrument on our Consolidated Statements of Operations was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Three Months Ended March 31,
2017	$83	Interest expense	$53
2016	$(333)	Interest expense	$63

See also Note 7.

Note 7. Fair Value Measurements

Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The following table summarizes liabilities measured at fair value on a recurring basis (in thousands):

Fair Value at March 31, 2017	Level 1	Level 2	Level 3	Total
Interest rate swaps	$—	$(341)	$—	$(341)

Fair Value at December 31, 2016
Interest rate swaps	$—	$(424)	$—	$(424)

We did not have any assets measured at fair value on a recurring basis at March 31, 2017 or December 31, 2016.

The fair value of our interest rate swaps was based on quarterly statements from the issuing bank. There were no changes to our valuation techniques during the three months ended March 31, 2017.

We believe the carrying amounts of Cash and cash equivalents, Accounts receivable, Other current assets, Accounts payable, Accrued salaries, wages and payroll taxes, and Other accrued expenses are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

We had fixed-rate debt outstanding as follows (in thousands):

	March 31, 2017	December 31, 2016
Fixed-rate debt on balance sheet	$906	$935
Estimated fair value of fixed-rate debt	$923	$993

We calculate the estimated fair value of our fixed-rate debt using a discounted cash flow methodology. Using estimated current interest rates based on a similar risk profile and duration (Level 2), the fixed cash flows are discounted and summed to compute the fair value of the debt.

Index

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

Net sales, Gross profit and gross margin information by segment was as follows (dollars in thousands):

	Three Months Ended March 31,
2017	Beer Related	Brewpubs	Total
Net sales	$37,851	$6,451	$44,302
Gross profit	$12,270	$399	$12,669
Gross margin	32.4%	6.2%	28.6%

2016
Net sales	$32,479	$6,743	$39,222
Gross profit	$7,854	$863	$8,717
Gross margin	24.2%	12.8%	22.2%

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

Sales to wholesalers through the A-B Distributor Agreement represented the following percentage of our Sales:

Three Months Ended March 31,
2017	2016
70.6%	76.3%

Receivables from A-B represented the following percentage of our Accounts receivable balance:

March 31, 2017	December 31, 2016
54.2%	66.6%

Index

Note 9. Significant Stock-Based Plan Activity and Stock-Based Compensation

Stock-Based Compensation Expense
Stock-based compensation expense was recognized in our Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of sales	$19	$14
Selling, general and administrative expense	338	6
Total stock-based compensation expense	$357	$20

At March 31, 2017, we had total unrecognized stock-based compensation expense of $2.9 million, which will be recognized over the weighted average remaining vesting period of 2.5 years.

Note 10. Earnings Per Share

Because we were in a loss position for all periods presented, there is no difference between the number of shares used for the basic and diluted per share calculations.

	Three Months Ended March 31,
	2017	2016
Stock-based awards not included in diluted per share calculations as they would be antidilutive	132	253

Note 11. Commitments and Contingencies

General
We are subject to various claims and pending or threatened lawsuits in the normal course of business. Although we do not anticipate that the resolution of legal proceedings arising in the normal course of business or the proceeding described below will have a material adverse effect on our financial position, results of operations or cash flows, we cannot predict this with certainty.

Legal
On February 28, 2017 and March 6, 2017, respectively, two lawsuits, Sara Cilloni and Simone Zimmer v. Craft Brew Alliance, Inc., and Theodore Broomfield v. Kona Brewing Co. LLC, Kona Brew Enterprises, LLP, Kona Brewery LLC, and Craft Brew Alliance, Inc., were filed in the United States District Court for the Northern Division of California. On April 7, 2017, the two lawsuits were consolidated into a single complaint under the Broomfield case. The consolidated lawsuit purports to be a class action brought on behalf of all persons who purchased Kona Brewing Company beer within the relevant statute of limitations period. The lawsuit alleges that the defendants misled customers regarding the state in which Kona Brewing Company beers are manufactured and in describing Kona Brewing Company beer as “craft beer.” We intend to vigorously defend against the foregoing action and, on April 28, 2017, we filed a motion to dismiss the complaint. We have not recorded any liabilities with respect to the claims.

Note 12. Subsequent Events

Termination of Agreements with Pabst
Effective May 1, 2017, we reached an agreement with Pabst Brewing Company, LLC, and Pabst Northwest Brewing Company, LLC (collectively, "Pabst") to terminate the brewing agreements that provided for brewing selected brands owned by Pabst at our brewery in Woodinville, Washington, through December 31, 2018. In conjunction with the termination of the brewing arrangements, Pabst's option to purchase the Woodinville brewery and adjacent pub pursuant to the Option and Agreement of Purchase and Sale dated as of January 8, 2016 (the "Option Agreement”) was also terminated. Pabst agreed to pay us $2.7 million in connection with the termination of the brewing agreements and Option Agreement. This payment is in addition to the $1.6 million of contract brewing volume shortfall fees for the 2016 calendar year recognized in the fourth quarter of 2016 and $1.7 million related to remaining volume shortfalls for the 2016 - 2017 contract year ended March 31, 2017, recognized in the first quarter of 2017.

We are currently evaluating the accounting treatment for the $2.7 million payment in connection with the termination of the brewing agreements and Option Agreement. Based on a preliminary assessment, we intend to defer recognition of the termination

Index

payment in our Statements of Operations due to our potential obligation to pay Pabst up to $2.7 million if an agreement to sell the brewery to a specified buyer is entered into by December 31, 2017. We are under no obligation to enter into such a sales agreement.

Ceasing Production at our Woodinville, Washington Brewery
We plan to cease production at our Woodinville, Washington brewery beginning July 1, 2017. As a result, we expect to incur approximately $250,000 in incremental employee and severance related costs, which will be recorded in our Consolidated Statements of Operations during the second quarter of 2017, as well as the expense of safely and properly preparing the brewing equipment to become idle, expected to be in the range of $250,000 to $500,000.

Designating the Woodinville, Washington Brewery as Held for Sale
We designated our Woodinville, Washington brewery as held for sale on May 1, 2017. The proximity to our largest and most efficient owned brewery in Portland, Oregon, which recently underwent a capacity expansion, as well as the decrease in our contract brewing volume, has made our Woodinville capacity redundant. Production volume from our Woodinville brewery will be transferred to our Portland brewery. We plan to continue operating the adjacent pub pending sale.

We expect to sell the Woodinville property, including the adjacent pub, within 12 months. The long-term carrying amount of the Woodinville property is approximately $24 million; current assets and liabilities and long-term liabilities that would be associated with a sale are insignificant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q includes forward-looking statements. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “may,” “plan” and similar expressions or their negatives identify forward-looking statements, which generally are not historical in nature. These statements are based upon assumptions and projections that we believe are reasonable, but are by their nature inherently uncertain. Many possible events or factors could affect our future financial results and performance, and could cause actual results or performance to differ materially from those expressed, including those risks and uncertainties described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Annual Report”), and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”). Caution should be taken not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein, as well as the audited Consolidated Financial Statements and Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2016 Annual Report. The discussion and analysis includes period-to-period comparisons of our financial results. Although period-to-period comparisons may be helpful in understanding our financial results, we believe that they should not be relied upon as an accurate indicator of future performance.

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

In addition to growing and nurturing distinctive brands steeped in local heritage, Craft Brew Alliance is committed to developing innovative new category leaders, such as Omission Beer, which is the market leader in the gluten-free beer category, and Square Mile Cider, the #1 locally produced hard cider in the Pacific Northwest.

As the craft beer market continues to grow and consumers increasingly demand local offerings, Craft Brew Alliance has expanded its portfolio of brands and maximized its brewing footprint through strategic partnerships with emerging craft beer brands in

Index

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

Following is a summary of our financial results:

Three Months Ended March 31,	Net sales	Net loss	Number of barrels sold
2017	$44.3 million	$(1.8) million	152,800
2016	$39.2 million	$(3.2) million	149,600

Designation of Woodinville Brewery as Held for Sale
See Note 12 of Notes to Consolidated Financial Statements included in Part I, Item 1 for a discussion of the termination of our agreements with Pabst Brewing Company, LLC, and Pabst Northwest Brewing Company, LLC (collectively, "Pabst") and the determination to classify our Woodinville brewery assets as held for sale.

Index

Results of Operations

The following table sets forth, for the periods indicated, certain information from our Consolidated Statements of Operations expressed as a percentage of Net sales(1):

	Three Months Ended March 31,
	2017	2016
Sales	105.6%	106.6%
Less excise taxes	(5.6)	(6.6)
Net sales	100.0	100.0
Cost of sales	71.4	77.8
Gross profit	28.6	22.2
Selling, general and administrative expenses	34.9	35.5
Operating loss	(6.3)	(13.3)
Interest expense	(0.4)	(0.4)
Other income, net	—	—
Loss before income taxes	(6.7)	(13.6)
Income tax benefit	(2.7)	(5.5)
Net loss	(4.0)%	(8.2)%

(1)	Percentages may not add due to rounding.

Segment Information
Net sales, Gross profit and Gross margin information by segment was as follows (dollars in thousands):

2017	Beer Related	Brewpubs	Total
Net sales	$37,851	$6,451	$44,302
Gross profit	$12,270	$399	$12,669
Gross margin	32.4%	6.2%	28.6%

2016
Net sales	$32,479	$6,743	$39,222
Gross profit	$7,854	$863	$8,717
Gross margin	24.2%	12.8%	22.2%

Sales by Category
Sales by category were as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar
Sales by Category	2017	2016	Change	% Change
A-B and A-B related(1)	$33,003	$31,898	$1,105	3.5%
Contract brewing and beer related(2)	7,312	3,152	4,160	132.0%
Excise taxes	(2,464)	(2,571)	107	(4.2)%
Net beer related sales	37,851	32,479	5,372	16.5%
Brewpubs(3)	6,451	6,743	(292)	(4.3)%
Net sales	$44,302	$39,222	$5,080	13.0%

(1)
A-B and A-B related includes domestic and international sales of our owned brands sold through A-B and Ambev, as well as non-owned brands sold pursuant to master distribution agreements, and the international distribution fees earned from ABWI.

(2)	Beer related includes international sales of our beers, and non-owned brands, not sold through A-B or Ambev, as well as fees earned through an alternating proprietorship agreement.

(3)	Brewpubs sales include sales of promotional merchandise and sales of beer directly to customers.

Index

Shipments by Category
Shipments by category were as follows (in barrels):

Three Months Ended March 31,	2017 Shipments	2016 Shipments	Increase (Decrease)	% Change	Change in Depletions(1)
A-B and A-B related(2)	133,400	135,100	(1,700)	(1.3)%	0%
Contract brewing and beer related(3)	17,400	12,400	5,000	40.3%
Brewpubs	2,000	2,100	(100)	(4.8)%
Total	152,800	149,600	3,200	2.1%

(1)	Change in depletions reflects the year-over-year change in barrel volume sales of beer by wholesalers to retailers.

(2)
A-B and A-B related includes domestic and international shipments of our owned brands distributed through A-B and Ambev, as well as non-owned brands distributed pursuant to master distribution agreements.

(3)	Beer related includes international shipments of our beers, and non-owned brands, not distributed through A-B or Ambev.

The increase in sales to A-B and A-B related in the three-month period ended March 31, 2017 compared to the same period of 2016 was primarily due to $0.9 million of international distribution fees earned in the 2017 period related to our international distribution agreement with ABWI, which was not in place during the comparable period of 2016. In addition, we realized an increase in average unit pricing and a shift in package mix from draft to packaged, which has a higher selling price per barrel than draft. The increase was partially offset by a decrease in shipment volume as we continued to reduce our inventory levels at our wholesaler partners as part of our ongoing efforts to address slowing craft segment growth and the inventory pressures facing distributors in today’s complex craft beer market. In the first quarter of 2016, we temporarily closed our largest and most efficient brewery, located in Portland, for approximately two weeks as we installed new equipment to further increase capacity and efficiency. This closure resulted in a temporary decrease of shipments across our brands in the three-month period of 2016.

The increase in Contract brewing and beer related sales in the three-month period ended March 31, 2017 compared to the same period of 2016 was primarily due to $1.7 million of fees earned from Pabst Northwest Brewing Company ("Pabst") related to a contract brewing volume shortfall, as well as an increase in our alternating proprietorship and contract brewing revenue, and an increase in international shipments of our beers.

Brewpubs sales decreased in the three-month period ended March 31, 2017 compared to the same period of 2016, primarily as a result of a decrease in guest counts across all of our brewpubs.

Excise taxes vary directly with the volume of beer shipped domestically.

Shipments by Brand
The following table sets forth a comparison of shipments by brand (in barrels):

Three Months Ended March 31,	2017 Shipments	2016 Shipments	Increase (Decrease)	% Change	Change in Depletions
Kona	82,100	70,600	11,500	16.3%	14%
Widmer Brothers	27,800	33,400	(5,600)	(16.8)%	(24)%
Redhook	20,700	26,200	(5,500)	(21.0)%	(15)%
Omission	9,200	8,700	500	5.7%	(10)%
All other(1)	8,400	3,500	4,900	140.0%	50%
Total(2)	148,200	142,400	5,800	4.1%	0%

(1)
All other includes the shipments and depletions from our Square Mile and Resignation brand families, as well as the non-owned Cisco Brewers and Appalachian Mountain Brewing brand families, shipped by us pursuant to distribution agreements.

(2)	Total shipments by brand include international shipments and exclude shipments produced under our contract brewing arrangements.

The increase in our Kona brand shipments in the three-month period ended March 31, 2017 compared to the same period of 2016 was primarily due to an increase in domestic and international shipments, primarily led by demand for Big Wave Golden Ale.

Index

The decrease in our Widmer Brothers brand shipments in the three-month period ended March 31, 2017 compared to the same period of 2016 was led by a decrease in Hefeweizen brand shipments, primarily due to a continued strategic focus on the home market of Oregon.

Our Redhook brand shipments decreased in the three-month period ended March 31, 2017 compared to the same period of 2016, primarily due to a continued strategic focus on the home market of Washington, led by a decline in Longhammer IPA brand shipments.

Omission brand shipments were up slightly in the three-month period ended March 31, 2017 compared to the same period of 2016, primarily due to the introduction of our new Omission Ultimate Light.

The increase in our All other shipments in the three-month period ended March 31, 2017 compared to the same period of 2016 was primarily due to increases in the shipment volumes related to our distribution agreements with Cisco Brewers and Appalachian Mountain Brewing, partially offset by decreases in our Resignation and Square Mile brand families.

Shipments by Package
The following table sets forth a comparison of our shipments by package, excluding shipments produced under our contract brewing arrangements (in barrels):

	2017		2016
Three Months Ended March 31,	Shipments	% of Total	Shipments	% of Total
Draft	36,000	24.3%	37,500	26.3%
Packaged	112,200	75.7%	104,900	73.7%
Total	148,200	100.0%	142,400	100.0%

The shift in package mix from draft to packaged in the three-month period ended March 31, 2017 compared to the same period of 2016 was primarily due to the continued competition for on-premise draft sales as well as the continued success of our Kona brand family, which is more heavily weighted to packaged sales.

Cost of Sales
Cost of sales includes purchased raw and component materials, direct labor, overhead and shipping costs.

Information regarding Cost of sales was as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar
	2017	2016	Change	% Change
Beer Related	$25,581	$24,625	$956	3.9%
Brewpubs	6,052	5,880	172	2.9%
Total	$31,633	$30,505	$1,128	3.7%

The increase in Beer Related Cost of sales in the three-month period ended March 31, 2017 compared to the same period of 2016 was primarily due to increases in shipment volume and alternating proprietorship costs, as well as increases in cost of goods and distribution rates on a per barrel basis, partially offset by a decrease in brewery costs on a per barrel basis. The brewery costs per barrel decreased as brewing volume increased and we benefited from recent strategic operational enhancements which are now in service.

The increase in Brewpubs Cost of sales in the three-month period ended March 31, 2017 compared to the same period of 2016 was primarily due to an increase in rent and other startup costs related to our Seattle brewpub.

Capacity Utilization
Capacity utilization is calculated by dividing total shipments by approximate working capacity and was as follows:

	Three Months Ended March 31,
	2017	2016
Capacity Utilization	54%	52%

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

As discussed in Note 12 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this report, we plan to cease production at our Woodinville, Washington brewery beginning July 1, 2017. As a result, we expect the capacity of our owned breweries to be impacted.

Gross Profit
Information regarding Gross profit was as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar
	2017	2016	Change	% Change
Beer Related	$12,270	$7,854	$4,416	56.2%
Brewpubs	399	863	(464)	(53.8)%
Total	$12,669	$8,717	$3,952	45.3%

Gross profit as a percentage of Net sales, or gross margin, was as follows:

	Three Months Ended March 31,
	2017	2016
Beer Related	32.4%	24.2%
Brewpubs	6.2%	12.8%
Overall	28.6%	22.2%

The increases in Beer Related Gross profit and gross margin in the three-month period ended March 31, 2017 compared to the same period of 2016 were primarily due to $1.7 million of fees earned from Pabst related to a contract brewing volume shortfall, the $0.9 million international distribution fee earned related to the international distribution agreement, increased alternating proprietorship volume, increased unit pricing and improved brewery costs on a per barrel basis. The increases in Beer Related Gross profit and gross margin were partially offset by increases in cost of goods and distribution rates on a per barrel basis.

The decreases in the Brewpubs Gross profit and gross margin in the three-month period ended March 31, 2017 compared to the same period of 2016 were primarily due to the decrease in guest counts and increased costs, primarily related to preparations to open our Seattle brewpub.

Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) include compensation and related expenses for our sales and marketing activities, management, legal and other professional and administrative support functions.

Information regarding SG&A was as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar
	2017	2016	Change	% Change
	$15,469	$13,924	$1,545	11.1%
As a % of Net sales	34.9%	35.5%

The increase in SG&A for the three-month period ended March 31, 2017 compared to the same period of 2016 was primarily due to increases in expenses related to brand marketing, professional fees and stock-based compensation.

Index

Interest Expense
Information regarding Interest expense was as follows (dollars in thousands):

Three Months Ended March 31,		Dollar
2017	2016	Change	% Change
$181	$147	$34	23.1%

	Three Months Ended March 31,
	2017	2016
Average debt outstanding	$27,308	$22,931
Average interest rate	1.88%	1.46%

The increase in Interest expense in the three-month period ended March 31, 2017 compared to the same period of 2016 was primarily due to the increase in our average debt outstanding, as well as the increase in our average interest rate. Our average debt outstanding increased as we have borrowed on our line of credit facility to support our expansion and growth plans, and to fund our working capital needs. The increase in the average interest rate is primarily due to the increase in variable interest rates.

Income Tax Provision
Our effective income tax rate was 40.0% for the first three months of 2017 and 40.0% in the first three months of 2016. The effective income tax rates reflect the impact of non-deductible expenses (primarily meals and entertainment expenses), state and local taxes, tax credits, and income excluded from taxation under the domestic production activities exclusion.
Liquidity and Capital Resources

We have required capital primarily for the construction and development of our production breweries, to support our expansion and growth plans, and to fund our working capital needs. Historically, we have financed our capital requirements through cash flows from operations, bank borrowings and the sale of common and preferred stock. We anticipate meeting our obligations for the twelve months beginning April 1, 2017 primarily from cash flows generated from operations and borrowing under our line of credit facility as the need arises. Capital resources available to us at March 31, 2017 included $0.1 million of Cash and cash equivalents and $23.3 million available under our line of credit facility.

At March 31, 2017 and December 31, 2016, we had $10.8 million and $13.1 million of working capital, respectively, and our debt as a percentage of total capitalization (total debt and common shareholders’ equity) was 19.2% and 19.6%, respectively.

A summary of our cash flow information was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash provided by (used in) operating activities	$3,037	$(1,695)
Net cash used in investing activities	(1,965)	(5,651)
Net cash provided by (used in) financing activities	(1,369)	7,545
Increase (decrease) in Cash and cash equivalents	$(297)	$199

Cash provided by operating activities of $3.0 million in the first three months of 2017 resulted from our Net loss of $1.8 million, offset by net non-cash expenses of $2.2 million and changes in our operating assets and liabilities as discussed in more detail below.

Accounts receivable, net, decreased $1.6 million to $22.4 million at March 31, 2017 compared to $24.0 million at December 31, 2016. This decrease was primarily due to a $3.8 million decrease in our receivable from A-B, primarily due to payments being received for 2016 amounts due from ABWI and A-B related for the international distribution fee and media reimbursement. The receivable from A-B totaled $12.2 million at March 31, 2017. The decrease from A-B was partially offset by an increase in receivables related to the alternating proprietorship arrangement with one of our partners, and increases in international sales not through A-B or Ambev. Historically, we have not had collection problems related to our accounts receivable.

Index

Inventories increased $1.9 million to $21.0 million at March 31, 2017 compared to $19.1 million at December 31, 2016. The increase from December 31, 2016 was primarily due to an increase in finished goods of $2.7 million as a result of the timing of shipments in the fourth quarter of 2016 and first quarter of 2017, seasonality and the forecasted demand for our beers.

Accounts payable increased $1.8 million to $17.9 million at March 31, 2017 compared to $16.1 million at December 31, 2016, primarily due to the timing of payments related to capital projects.

As of March 31, 2017, we had the following net operating loss carryforwards (“NOLs”) and federal credit carry forwards available to offset payment of future income taxes:

•	federal NOLs of $2.4 million, or $0.8 million tax effected;

•	state NOLs of $0.1 million, tax-effected;

•	federal alternative minimum tax (“AMT”) credit carry forwards of $0.3 million; and

•	federal insurance contributions act ("FICA") credit carry forwards of $0.2 million, tax-effected.

We anticipate that we will utilize the remaining NOLs and federal credit carry forwards in the near future and, accordingly, once utilized, we will be required to satisfy all of our income tax obligations with cash.

Capital expenditures of $2.0 million in the first three months of 2017 were primarily directed to beer production capacity and efficiency improvements. As of March 31, 2017, we had an additional $0.1 million of expenditures recorded in Accounts payable on our Consolidated Balance Sheets, compared to $0.9 million at December 31, 2016. Beginning in 2015, we are investing approximately $10 million in our Oregon Brewery to expand capacity with expected completion in the first half of 2017. Also beginning in 2015 through expected completion in 2019, we are investing approximately $20 million in a new Hawaiian Brewery. We anticipate total capital expenditures of approximately $16.0 million to $20.0 million in 2017 primarily for capacity and efficiency improvements, quality initiatives and restaurant and retail, including spending for the expansion projects.

Loan Agreement

We have a loan agreement (as amended, the “Loan Agreement”) with Bank of America, N.A., which consists of a $40.0 million revolving line of credit (“Line of Credit”), including provisions for cash borrowings and up to $2.5 million notional amount of letters of credit, and a term loan (“Term Loan”) with an original principal balance of $10.1 million. We may draw upon the Line of Credit for working capital and general corporate purposes until expiration on November 30, 2020. The maturity date of the Term Loan is September 30, 2023. At March 31, 2017, we had $16.7 million of borrowings outstanding under the Line of Credit and $9.6 million outstanding under the Term Loan.

Under the Loan Agreement, interest accrues at an annual rate based on the London Inter-Bank Offered Rate (“LIBOR”) Daily Floating Rate plus a marginal rate. The marginal rate varies from 0.75% to 1.75% for the Line of Credit and Term Loan based on our funded debt ratio. At March 31, 2017, our marginal rate was 1.00%, resulting in an annual interest rate of 1.78%.

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

Our critical accounting policies, as described in our 2016 Annual Report, relate to goodwill, indefinite-lived intangible assets, long-lived assets, refundable deposits on kegs, revenue recognition and deferred taxes. There have been no changes to our critical accounting policies since December 31, 2016.

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

Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks and risk management policies since the filing of our 2016 Annual Report on Form 10-K, which was filed with the SEC on March 16, 2017.

Item 4. Controls and Procedures

Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)) under the Securities Exchange Act of 1934 (“Exchange Act”) as of the end of the period covered by this Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective, solely due to the material weakness in internal control over financial reporting described below, to ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. While reasonable assurance is a high level of assurance, it does not mean absolute assurance. Disclosure controls and internal control over financial reporting cannot prevent or detect all errors, misstatements or fraud. In addition, the design of a control system must recognize that there are resource constraints, and the benefits associated with controls must be proportionate to their costs.

In connection with the filing of our Annual Report on Form 10-K for the year ended December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that we had a material weakness in internal control over financial reporting due to the lack of personnel with adequate knowledge of the design, operation and documentation of internal controls over non-routine transactions; and ineffective management review over the accounting for non-routine transactions, including accounting for revenue. This material weakness resulted in incorrectly accounting for several complex, non-routine transactions during 2016, including transactions related to revenue recognition. This material weakness had not been fully remediated as of the end of the period covered by this report.

Rule 12b-2 under the Exchange Act defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control Over Financial Reporting
During the first quarter of 2017, other than as described below, no changes in our internal control over financial reporting were identified in connection with the evaluation required by Exchange Act Rule 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

To address material weaknesses identified in connection with the preparation of our Annual Report on Form 10-K for the year ended December 31, 2016, management developed a remediation plan which includes:

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

As of March 31, 2017, these changes are ongoing. We anticipate that these plans will be fully implemented and tested during 2017 such that our internal control deficiency will be remediated in that timeframe.

Index

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11 of Note to Consolidated Financial Statements included in Part 1, Item 1 of this report.

Item 1A. Risk Factors

There have been no changes in our reported risk factors since the filing of our 2016 Annual Report on Form 10-K, which was filed with the SEC on March 16, 2017.

Item 5. Other Information

The Option and Agreement of Purchase and Sale dated as of January 8, 2016 (the "Option Agreement"), with Pabst Northwest Brewing Company, LLC ("Pabst Northwest"), under which Pabst Northwest received the right, until December 31, 2018, to purchase our brewery in Woodinville, Washington, at specified purchase prices and subject to other terms and conditions, was terminated effective as of May 1, 2017. The Option Agreement was filed as Exhibit 10.2 to Amendment No. 1 to our Quarterly Report on Form 10-Q filed on June 21, 2016. The information set forth in Note 12 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this report is incorporated by reference into this Item 5.

Item 6. Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

10.1	Form of Performance Share Award Agreement for Executive Officers for Awards in 2016 and 2017 under the 2014 Stock Incentive Plan
31.1	Certification of Chief Executive Officer of Craft Brew Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer of Craft Brew Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
99.1	Press Release dated May 3, 2017
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAFT BREW ALLIANCE, INC.

May 3, 2017	By:	/s/ Edwin A.Smith
Edwin A. Smith
Corporate Controller and Principal Accounting Officer