Form 10-Q
period 2017-06-30
CRAFT BREW ALLIANCE, INC.
filed 2017-08-02
CIK 892222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2017
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

The number of shares of the registrant’s common stock outstanding as of July 27, 2017 was 19,293,775.

CRAFT BREW ALLIANCE, INC.

Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$2,034	$442
Accounts receivable, net	27,342	24,008
Inventory, net	15,493	19,091
Assets held for sale	23,622	—
Other current assets	3,588	2,495
Total current assets	72,079	46,036
Property, equipment and leasehold improvements, net	105,134	121,970
Goodwill	12,917	12,917
Intangible and other assets, net	19,061	19,482
Total assets	$209,191	$200,405
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$26,600	$16,076
Accrued salaries, wages and payroll taxes	4,918	4,967
Refundable deposits	6,690	6,486
Other accrued expenses	7,544	4,108
Current portion of long-term debt and capital lease obligations	1,599	1,317
Total current liabilities	47,351	32,954
Long-term debt and capital lease obligations, net of current portion	21,826	27,946
Fair value of derivative financial instruments	346	424
Deferred income tax liability, net	17,832	18,181
Other liabilities	1,549	1,239
Total liabilities	88,904	80,744
Commitments and contingencies (Note 11)
Common shareholders' equity:
Common stock, $0.005 par value. Authorized 50,000,000 shares; issued and outstanding 19,293,775 and 19,261,245	96	96
Additional paid-in capital	141,328	140,687
Accumulated other comprehensive loss	(214)	(262)
Accumulated deficit	(20,923)	(20,860)
Total common shareholders' equity	120,287	119,661
Total liabilities and common shareholders' equity	$209,191	$200,405

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Sales	$64,204	$66,294	$110,970	$108,087
Less excise taxes	3,654	4,016	6,118	6,587
Net sales	60,550	62,278	104,852	101,500
Cost of sales	42,221	41,780	73,854	72,285
Gross profit	18,329	20,498	30,998	29,215
Selling, general and administrative expenses	15,560	16,548	31,029	30,472
Operating income (loss)	2,769	3,950	(31)	(1,257)
Interest expense	(173)	(187)	(354)	(334)
Other income, net	10	6	13	12
Income (loss) before income taxes	2,606	3,769	(372)	(1,579)
Income tax provision (benefit)	882	1,508	(309)	(631)
Net income (loss)	$1,724	$2,261	$(63)	$(948)
Basic and diluted net income (loss) per share	$0.09	$0.12	$—	$(0.05)
Shares used in basic per share calculations	19,278	19,216	19,270	19,198
Shares used in diluted per share calculations	19,389	19,232	19,270	19,198

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$1,724	$2,261	$(63)	$(948)
Unrealized gain (loss) on derivative hedge transactions, net of tax	(3)	(68)	48	(274)
Comprehensive income (loss)	$1,721	$2,193	$(15)	$(1,222)

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(63)	$(948)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,468	5,362
Loss on sale or disposal of Property, equipment and leasehold improvements	146	9
Deferred income taxes	(378)	(664)
Stock-based compensation	554	309
Other	875	(73)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,334)	(8,404)
Inventories	3,323	(5,034)
Other current assets	(1,093)	(327)
Accounts payable and other accrued expenses	7,299	8,051
Accrued salaries, wages and payroll taxes	(49)	(1,086)
Refundable deposits	(397)	625
Net cash provided by (used in) operating activities	12,351	(2,180)

Cash flows from investing activities:
Expenditures for Property, equipment and leasehold improvements	(4,920)	(9,220)
Proceeds from sale of Property, equipment and leasehold improvements	91	8
Net cash used in investing activities	(4,829)	(9,212)

Cash flows from financing activities:
Principal payments on debt and capital lease obligations	(261)	(350)
Net borrowings (repayments) under revolving line of credit	(5,756)	11,237
Proceeds from issuances of common stock	87	—
Tax payments related to stock-based awards	—	(71)
Net cash provided by (used in) financing activities	(5,930)	10,816
Increase (decrease) in Cash and cash equivalents	1,592	(576)

Cash and cash equivalents:
Beginning of period	442	911
End of period	$2,034	$335
Supplemental disclosure of cash flow information:
Cash paid for interest	$363	$300
Cash paid for income taxes, net	176	80
Supplemental disclosure of non-cash information:
Purchases of Property, equipment and leasehold improvements with capital leases	$180	$673
Purchases of Property, equipment and leasehold improvements included in Accounts payable at end of period	7,550	1,550
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

Note 2. Recent Accounting Pronouncements

ASU 2017-09
In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-09, "Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting." ASU 2017-09 provided clarity and is expected to reduce both diversity in practice and the cost and complexity when accounting for a change to the terms of a stock-based award. ASU 2017-09 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2017, on a prospective basis. Early adoption is permitted. We do not expect the adoption of ASU 2017-09 to have a material effect on our financial position, results of operations or cash flows.

ASU 2017-04
In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment." ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. An entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, if applicable. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. The same impairment test also applies to any reporting unit with a zero or negative carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2019, on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. We do not expect the adoption of ASU 2017-04 to have a material effect on our financial position, results of operations or cash flows.

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

ASU 2015-17
In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes.” ASU 2015-17 simplifies the presentation of deferred income taxes, and requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments apply to all entities that present a classified statement of financial position and aligns the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards. ASU 2015-17 is effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We adopted this new accounting standard retrospectively in the first quarter of 2017. As of June 30, 2017 and December 31, 2016, we had $2.6 million and $2.1 million, respectively, of current deferred tax assets that are now classified as noncurrent on the Consolidated Balance Sheets under this new accounting standard.

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

In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing." ASU 2016-10 clarifies aspects of Topic 606 related to identifying performance obligations and the licensing implementation guidance, while retaining the related core principles for those areas. The effective date and transition requirements for ASU 2016-10 are the same as the effective date and transition requirements in ASU 2014-09.

In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients." ASU 2016-12 clarifies aspects of Topic 606 related to the guidance on assessing collectibility, presentation of sales taxes, non-cash consideration, and completed contracts and contract modifications. The effective date and transition requirements for ASU 2016-12 are the same as the effective date and transition requirements in ASU 2014-09.

We are still evaluating the effects of the adoption of ASU 2014-09, ASU 2016-10 or ASU 2016-12 and are not yet able to determine if the adoption will have a material effect on our financial position, results of operations or cash flows.

Note 3. Cash and Cash Equivalents

We maintain cash balances with financial institutions that may exceed federally insured limits. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2017 and December 31, 2016, we did not have any cash equivalents.

As part of our cash management system, we use a controlled disbursement account to fund cash distribution checks presented for payment by the holder. Checks issued but not yet presented to banks may result in overdraft balances for accounting purposes. We did not have any bank overdrafts as of June 30, 2017 and, at December 31, 2016, bank overdrafts totaled $1.1 million and were included in Accounts payable on our Consolidated Balance Sheets. Changes in bank overdrafts from period to period are

Index

reported in the Consolidated Statements of Cash Flows as a component of operating activities within Accounts payable and Other accrued expenses.

Note 4. Inventories

Inventories are stated at the lower of standard cost or net realizable value.

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

Inventories consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$5,855	$6,947
Work in process	1,863	2,996
Finished goods	5,787	6,601
Packaging materials	315	567
Promotional merchandise	1,072	1,353
Brewpub food, beverages and supplies	601	627
	$15,493	$19,091

Work in process is beer held in fermentation tanks prior to the filtration and packaging process.

Note 5. Related Party Transactions

As of both June 30, 2017 and December 31, 2016, A-B owned approximately 31.5% of our outstanding common stock.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gross sales to A-B and Ambev	$49,144	$53,638	$81,785	$85,894
International distribution fee earned from ABWI	850	—	1,700	—
Margin fee paid to A-B, classified as a reduction of Sales	669	456	1,157	814
Inventory management and other fees paid to A-B, classified in Cost of sales	101	105	192	191
Media and other reimbursement from A-B, classified as a reduction of Selling, general and administrative expenses	74	—	74	—

Index

Amounts due to or from A-B and ABWI were as follows (in thousands):

	June 30, 2017	December 31, 2016
Amounts due from A-B related to beer sales pursuant to the A-B distributor agreement	$14,037	$12,246
Amounts due from ABWI and A-B related to international distribution fee and media and other reimbursement	2,583	3,750
Refundable deposits due to A-B	(2,131)	(2,162)
Amounts due to A-B for services rendered	(5,880)	(1,782)
Net amount due from A-B	$8,609	$12,052

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

Three Months Ended June 30,		Six Months Ended June 30,
2017	2016	2017	2016
$31	$30	$61	$60

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

Three Months Ended June 30,		Six Months Ended June 30,
2017	2016	2017	2016
$145	$128	$288	$257

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

We have assessed our vulnerability to certain business and financial risks, including interest rate risk associated with our variable-rate long-term debt. To mitigate this risk, effective January 23, 2014, we entered into an interest rate swap contract with Bank of America, N.A. (“BofA”) for 75% of the Term Loan balance, to hedge the variability of interest payments associated with our variable-rate borrowings under our Term Loan with BofA. The Term Loan contract and the interest rate swap terminate on September 30, 2023. The Term Loan contract had a total notional value of $7.1 million as of June 30, 2017. Through this swap agreement, we pay interest at a fixed rate of 2.86% and receive interest at a floating-rate of the one-month LIBOR, which was 1.71% at June 30, 2017.

Effective January 4, 2016, we entered into a $9.1 million notional amount interest rate swap contract with BofA, which expires January 1, 2019, to hedge the variability of interest payments associated with our variable-rate borrowings on our line of credit. The notional amount fluctuates based on a predefined schedule based on our anticipated borrowings. Through this swap agreement, we pay interest at a fixed rate of 1.28% and receive interest at a floating-rate of the one-month LIBOR, which was 1.71% at June 30, 2017.

Since the interest rate swaps hedge the variability of interest payments on variable rate debt with similar terms, they qualify for cash flow hedge accounting treatment.

Index

As of June 30, 2017, unrealized net losses of $0.3 million were recorded in Accumulated other comprehensive loss as a result of these hedges. The effective portion of the gain or loss on the derivatives is reclassified into Interest expense in the same period during which we record Interest expense associated with the related debt. There was no hedge ineffectiveness during the first six months of 2017 or 2016.

The fair value of our derivative instruments was as follows (in thousands):

Fair Value of Derivative Instruments
	June 30, 2017	December 31, 2016
Fair value of interest rate swaps	$(346)	$(424)

The effect of our interest rate swap contracts that were accounted for as a derivative instrument on our Consolidated Statements of Operations was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Three Months Ended June 30,
2017	$(5)	Interest expense	$40
2016	$(109)	Interest expense	$71

Six Months Ended June 30,
2017	$77	Interest expense	$93
2016	$(442)	Interest expense	$134

See also Note 7.

Note 7. Fair Value Measurements

Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The following table summarizes liabilities measured at fair value on a recurring basis (in thousands):

Fair Value at June 30, 2017	Level 1	Level 2	Level 3	Total
Interest rate swaps	$—	$(346)	$—	$(346)

Fair Value at December 31, 2016
Interest rate swaps	$—	$(424)	$—	$(424)

We did not have any assets measured at fair value on a recurring basis at June 30, 2017 or December 31, 2016.

The fair value of our interest rate swaps was based on quarterly statements from the issuing bank. There were no changes to our valuation techniques during the six months ended June 30, 2017.

Index

We believe the carrying amounts of Cash and cash equivalents, Accounts receivable, Other current assets, Accounts payable, Accrued salaries, wages and payroll taxes, and Other accrued expenses are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

We had fixed-rate debt outstanding as follows (in thousands):

	June 30, 2017	December 31, 2016
Fixed-rate debt on balance sheet	$876	$935
Estimated fair value of fixed-rate debt	$889	$993

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

Net sales, Gross profit and gross margin information by segment was as follows (dollars in thousands):

	Three Months Ended June 30,
2017	Beer Related	Brewpubs	Total
Net sales	$53,435	$7,115	$60,550
Gross profit	$17,620	$709	$18,329
Gross margin	33.0%	10.0%	30.3%

2016
Net sales	$54,832	$7,446	$62,278
Gross profit	$19,369	$1,129	$20,498
Gross margin	35.3%	15.2%	32.9%

	Six Months Ended June 30,
2017	Beer Related	Brewpubs	Total
Net sales	$91,286	$13,566	$104,852
Gross profit	$29,890	$1,108	$30,998
Gross margin	32.7%	8.2%	29.6%

2016
Net sales	$87,311	$14,189	$101,500
Gross profit	$27,223	$1,992	$29,215
Gross margin	31.2%	14.0%	28.8%

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

Index

Sales to wholesalers through the A-B distributor agreement represented the following percentage of our Sales:

Three Months Ended June 30,		Six Months Ended June 30,
2017	2016	2017	2016
76.8%	80.2%	74.2%	78.7%

Receivables from A-B represented the following percentage of our Accounts receivable balance:

June 30, 2017	December 31, 2016
60.8%	66.6%

Note 9. Significant Stock-Based Plan Activity and Stock-Based Compensation

Stock-Based Compensation Expense
Stock-based compensation expense was recognized in our Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of sales	$17	$20	$36	$34
Selling, general and administrative expense	180	269	518	275
Total stock-based compensation expense	$197	$289	$554	$309

At June 30, 2017, we had total unrecognized stock-based compensation expense of $2.6 million, which will be recognized over the weighted average remaining vesting period of 2.3 years.

Note 10. Earnings Per Share

The reconciliation between the number of shares used for the basic and diluted per share calculations, as well as other related information, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted average common shares used for basic EPS	19,278	19,216	19,270	19,198
Dilutive effect of stock-based awards	111	16	—	—
Shares used for diluted EPS	19,389	19,232	19,270	19,198

Stock-based awards not included in diluted per share calculations as they would be antidilutive	2	312	125	282

Because we were in a loss position for the six months ended June 30, 2017 and 2016, there is no difference between the number of shares used for the basic and diluted per share calculations.
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

Index

period. The lawsuit alleges that the defendants misled customers regarding the state in which Kona Brewing Company beers are manufactured and in describing Kona Brewing Company beer as “craft beer.” We intend to vigorously defend against the foregoing action and, on April 28, 2017, we filed a motion to dismiss the complaint. We have not recorded any liabilities with respect to the claims.

Note 12. Termination of Pabst Agreements

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

We have deferred recognition of the termination payment for the brewing agreements and Option Agreement in our Statements of Operations due to our potential obligation to pay Pabst up to $2.7 million if an agreement to sell the brewery to a specified buyer is entered into by December 31, 2017. We are under no obligation to enter into such a sales agreement.

Ceasing Production at our Woodinville, Washington Brewery
We ceased production at our Woodinville, Washington brewery as of July 1, 2017. As a result, we incurred approximately $250,000 in incremental employee and severance related costs, which was recorded in our Consolidated Statements of Operations during the second quarter of 2017. We expect to incur up to $250,000 in additional expense during the second half of 2017 to safely and properly prepare the brewing equipment to become idle, which will be expensed as incurred.

See Note 13 for a discussion of the classification of the assets related to our Woodinville brewery as assets held for sale.

Note 13. Assets Held for Sale

Designating the Woodinville, Washington Brewery as Held for Sale
We designated our Woodinville, Washington brewery as held for sale on May 1, 2017 and, accordingly, we ceased depreciating such assets and recorded them on our Consolidated Balance Sheets at the lower of carrying value or fair value less estimated selling costs. We expect to sell the Woodinville property, including the adjacent pub, within 12 months.

The proximity to our largest and most efficient owned brewery in Portland, Oregon, which recently underwent a capacity expansion, as well as the decrease in our contract brewing volume, has made our Woodinville capacity redundant. Production volume from our Woodinville brewery has been transferred to our Portland brewery. We plan to continue operating the adjacent pub pending sale.

Assets held for sale were as follows (in thousands):

June 30, 2017
Brewery equipment	$7,128
Buildings	12,562
Land and improvements	3,451
Furniture, fixtures and other equipment	457
Construction in progress	24
$23,622

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

Our distinctive portfolio combines the power of Kona Brewing Company, a fast-growing national craft beer brand, with an expanding stable of strong regional breweries and innovative lifestyle brands, including Appalachian Mountain Brewery, Cisco Brewers, Wynwood Brewing Co., Omission Brewing Co., Redhook Brewery, Square Mile Cider Co. and Widmer Brothers Brewing. We nurture the growth and development of our brands in today’s increasingly competitive beer market through our state-of-the-art brewing and distribution capability, integrated sales and marketing infrastructure, and strong focus on partnerships, local community and sustainability.

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

In addition to growing and nurturing distinctive brands steeped in local heritage, Craft Brew Alliance is committed to developing innovative new category leaders, such as Omission Beer, which is the market leader in the gluten-free beer category, and Square Mile Cider, one of the top locally produced hard ciders in the Pacific Northwest.

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

We proudly brew our craft beers in three company-owned breweries located in Portland, Oregon; Portsmouth, New Hampshire; and Kailua-Kona, Hawaii. In 2016, we entered into a contract brewing agreement with A-B Commercial Strategies, LLC (“ABCS”), an affiliate of Anheuser-Busch, LLC (“A-B”), and, during the second quarter of 2017, production began at ABCS’s facilities. Additionally, we own and operate two small innovation breweries, primarily used for small batch production and limited-release brews, in Portland, Oregon and Portsmouth, New Hampshire.

We distribute our beers to retailers through wholesalers that are aligned with the A-B network. These sales are made pursuant to a Master Distributor Agreement (the “A-B Distributor Agreement”) with A-B, which extends through 2028. As a result of this distribution arrangement, we believe that, under alcohol beverage laws in a majority of states, these wholesalers would own the

Index

exclusive right to distribute our beers in their respective markets if the A-B Distributor Agreement expires or is terminated. Kona beers are distributed in all 50 states, while Redhook and Widmer Brothers, which used to be available nationwide, are now focusing on their home markets in the Pacific Northwest. Omission Beer continues to expand into new markets in the U.S. and internationally, while Square Mile Cider is currently available in 13 states in the West. Separate from our A-B wholesalers, we maintain an internal independent sales and marketing organization with resources across the key functions of brand management, field marketing, field sales, and national retail sales.

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

Following is a summary of our financial results:

Six Months Ended June 30,	Net sales	Net income (loss)	Number of barrels sold
2017	$104.9 million	$(0.1) million	378,400
2016	$101.5 million	$(0.9) million	395,600

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

Results of Operations

The following table sets forth, for the periods indicated, certain information from our Consolidated Statements of Operations expressed as a percentage of Net sales(1):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Sales	106.0%	106.4%	105.8%	106.5%
Less excise taxes	(6.0)	(6.4)	(5.8)	(6.5)
Net sales	100.0	100.0	100.0	100.0
Cost of sales	69.7	67.1	70.4	71.2
Gross profit	30.3	32.9	29.6	28.8
Selling, general and administrative expenses	25.7	26.6	29.6	30.0
Operating income (loss)	4.6	6.3	—	(1.2)
Interest expense	(0.3)	(0.3)	(0.3)	(0.3)
Other income, net	—	—	—	—
Income (loss) before income taxes	4.3	6.1	(0.4)	(1.6)
Income tax provision (benefit)	1.5	2.4	(0.3)	(0.6)
Net income (loss)	2.8%	3.6%	(0.1)%	(0.9)%

(1)	Percentages may not add due to rounding.

Index

Segment Information
Net sales, Gross profit and Gross margin information by segment was as follows (dollars in thousands):

	Three Months Ended June 30,
2017	Beer Related	Brewpubs	Total
Net sales	$53,435	$7,115	$60,550
Gross profit	$17,620	$709	$18,329
Gross margin	33.0%	10.0%	30.3%

2016
Net sales	$54,832	$7,446	$62,278
Gross profit	$19,369	$1,129	$20,498
Gross margin	35.3%	15.2%	32.9%

	Six Months Ended June 30,
2017	Beer Related	Brewpubs	Total
Net sales	$91,286	$13,566	$104,852
Gross profit	$29,890	$1,108	$30,998
Gross margin	32.7%	8.2%	29.6%

2016
Net sales	$87,311	$14,189	$101,500
Gross profit	$27,223	$1,992	$29,215
Gross margin	31.2%	14.0%	28.8%

Index

Sales by Category
Sales by category were as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar
Sales by Category	2017	2016	Change	% Change
A-B and A-B related(1)	$49,325	$53,182	$(3,857)	(7.3)%
Contract brewing and beer related(2)	7,764	5,666	2,098	37.0%
Excise taxes	(3,654)	(4,016)	362	(9.0)%
Net beer related sales	53,435	54,832	(1,397)	(2.5)%
Brewpubs(3)	7,115	7,446	(331)	(4.4)%
Net sales	$60,550	$62,278	$(1,728)	(2.8)%

	Six Months Ended June 30,		Dollar
Sales by Category	2017	2016	Change	% Change
A-B and A-B related(1)	$82,328	$85,080	$(2,752)	(3.2)%
Contract brewing and beer related(2)	15,076	8,818	6,258	71.0%
Excise taxes	(6,118)	(6,587)	469	(7.1)%
Net beer related sales	91,286	87,311	3,975	4.6%
Brewpubs(3)	13,566	14,189	(623)	(4.4)%
Net sales	$104,852	$101,500	$3,352	3.3%

(1)
A-B and A-B related includes domestic and international sales of our owned brands sold through A-B and Ambev, as well as non-owned brands sold pursuant to master distribution agreements, and the international distribution fees earned from ABWI.

(2)
Beer related includes international sales of our beers, and non-owned brands, not sold through A-B or Ambev, as well as fees earned through alternating proprietorship agreements and from contract brewing shortfall fees.

(3)	Brewpubs sales include sales of promotional merchandise and sales of beer directly to customers.

Shipments by Category
Shipments by category were as follows (in barrels):

Three Months Ended June 30,	2017 Shipments	2016 Shipments	Increase (Decrease)	% Change	Change in Depletions(1)
A-B and A-B related(2)	195,900	220,000	(24,100)	(11.0)%	(2)%
Contract brewing and beer related(3)	27,100	23,100	4,000	17.3%
Brewpubs	2,600	2,900	(300)	(10.3)%
Total	225,600	246,000	(20,400)	(8.3)%

Six Months Ended June 30,	2017 Shipments	2016 Shipments	Increase (Decrease)	% Change	Change in Depletions(1)
A-B and A-B related(2)	329,300	355,100	(25,800)	(7.3)%	(1)%
Contract brewing and beer related(3)	44,500	35,500	9,000	25.4%
Brewpubs	4,600	5,000	(400)	(8.0)%
Total	378,400	395,600	(17,200)	(4.3)%

(1)	Change in depletions reflects the year-over-year change in barrel volume sales of beer by wholesalers to retailers.

(2)
A-B and A-B related includes domestic and international shipments of our owned brands distributed through A-B and Ambev, as well as non-owned brands distributed pursuant to master distribution agreements.

(3)	Beer related includes international shipments of our beers, and non-owned brands, not distributed through A-B or Ambev.

The decreases in sales to A-B and A-B related in the three and six-month periods ended June 30, 2017 compared to the same periods of 2016 were primarily due to a decrease in shipment volume as we continued to reduce our inventory levels at our wholesaler partners as part of our ongoing efforts to address slowing craft segment growth and the inventory pressures facing distributors in today’s complex craft beer market, as well as elevated shipment volume in the second quarter of 2016 following

Index

the closure of our Portland brewery in the first quarter of 2016. The effect of the decrease in shipment volume was partially offset by the $0.9 million and $1.7 million of international distribution fees earned in the three and six-month periods ended June 30, 2017 related to our international distribution agreement with ABWI, which was not in place during the comparable periods of 2016. In addition, we realized an increase in average unit pricing and a shift in package mix from draft to packaged, which has a higher selling price per barrel than draft. In the first quarter of 2016, we temporarily closed our largest and most efficient brewery, located in Portland, for approximately two weeks as we installed new equipment to further increase capacity and efficiency. This closure resulted in a temporary decrease of shipments across our brands in the six-month period of 2016.

The increases in Contract brewing and beer related sales in the three and six-month periods ended June 30, 2017 compared to the same periods of 2016 were primarily due to an increase in our alternating proprietorship and contract brewing volume, and an increase in international shipments of our beers. The six-month period ended June 30, 2017 also benefited from $1.7 million of fees earned from Pabst Northwest Brewing Company ("Pabst") related to a contract brewing volume shortfall.

Brewpubs sales decreased in the three and six-month periods ended June 30, 2017 compared to the same periods of 2016, primarily as a result of a decrease in guest counts across all of our brewpubs.

Excise taxes vary directly with the volume of beer shipped domestically.

Shipments by Brand
The following table sets forth a comparison of shipments by brand (in barrels):

Three Months Ended June 30,	2017 Shipments	2016 Shipments	Increase (Decrease)	% Change	Change in Depletions
Kona	130,900	130,100	800	0.6%	9%
Widmer Brothers	35,400	44,900	(9,500)	(21.2)%	(13)%
Redhook	26,600	38,200	(11,600)	(30.4)%	(24)%
Omission	12,100	13,700	(1,600)	(11.7)%	(7)%
All other(1)	14,200	12,100	2,100	17.4%	3%
Total(2)	219,200	239,000	(19,800)	(8.3)%	(2)%

Six Months Ended June 30,	2017 Shipments	2016 Shipments	Increase (Decrease)	% Change	Change in Depletions
Kona	213,000	200,700	12,300	6.1%	11%
Widmer Brothers	63,200	78,300	(15,100)	(19.3)%	(14)%
Redhook	47,300	64,400	(17,100)	(26.6)%	(24)%
Omission	21,300	22,400	(1,100)	(4.9)%	(8)%
All other(1)	22,600	15,600	7,000	44.9%	16%
Total(2)	367,400	381,400	(14,000)	(3.7)%	(1)%

(1)
All other includes the shipments and depletions from our Square Mile and Resignation brand families, as well as the non-owned Cisco Brewers and Appalachian Mountain Brewing brand families, shipped by us pursuant to distribution agreements.

(2)	Total shipments by brand include international shipments and exclude shipments produced under our contract brewing arrangements.

The increases in our Kona brand shipments in the three and six-month periods ended June 30, 2017 compared to the same periods of 2016 were primarily due to increases in domestic and international shipments, primarily led by demand for Hanalei Island IPA and Big Wave Golden Ale, partially offset by a decline in Longboard Lager.

The decreases in our Widmer Brothers brand shipments in the three and six-month periods ended June 30, 2017 compared to the same periods of 2016 were led by decreases in Hefeweizen brand shipments, primarily due to a continued strategic focus on the home market of Oregon.

Our Redhook brand shipments decreased in the three and six-month periods ended June 30, 2017 compared to the same periods of 2016, primarily due to a continued strategic focus on the home market of Washington, led by a decline in Longhammer IPA brand shipments.

Index

Omission brand shipments decreased in the three and six-month periods ended June 30, 2017 compared to the same periods of 2016, primarily led by a decline in Omission Pale Ale, partially offset by increased demand for our new brand Omission Ultimate Light.

The increases in our All other shipments in the three and six-month periods ended June 30, 2017 compared to the same periods of 2016 were primarily due to increases in the shipment volumes related to our distribution agreements with Cisco Brewers and Appalachian Mountain Brewing, partially offset by a decrease in our discontinued Resignation brand family.

Shipments by Package
The following table sets forth a comparison of our shipments by package, excluding shipments produced under our contract brewing arrangements (in barrels):

	2017		2016
Three Months Ended June 30,	Shipments	% of Total	Shipments	% of Total
Draft	48,200	22.0%	53,200	22.3%
Packaged	171,000	78.0%	185,800	77.7%
Total	219,200	100.0%	239,000	100.0%

	2017		2016
Six Months Ended June 30,	Shipments	% of Total	Shipments	% of Total
Draft	84,200	22.9%	90,700	23.8%
Packaged	283,200	77.1%	290,700	76.2%
Total	367,400	100.0%	381,400	100.0%

The shifts in package mix from draft to package in the three and six-month periods ended June 30, 2017 compared to the same periods of 2016 were primarily due to continued competition for on-premise draft sales, as well as the continued success of our Kona brand family, which is more heavily weighted to packaged sales.

Cost of Sales
Cost of sales includes purchased raw and component materials, direct labor, overhead and shipping costs.

Information regarding Cost of sales was as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar
	2017	2016	Change	% Change
Beer Related	$35,815	$35,463	$352	1.0%
Brewpubs	6,406	6,317	89	1.4%
Total	$42,221	$41,780	$441	1.1%

	Six Months Ended June 30,		Dollar
	2017	2016	Change	% Change
Beer Related	$61,396	$60,088	$1,308	2.2%
Brewpubs	12,458	12,197	261	2.1%
Total	$73,854	$72,285	$1,569	2.2%

The increases in Beer Related Cost of sales in the three and six-month periods ended June 30, 2017 compared to the same periods of 2016 were primarily due to increases in brewery costs on a per barrel basis, cost of goods and alternating proprietorship costs, partially offset by a decrease in shipment volume and, for the three-month period ended June 30, 2017, a decrease in distribution rates on a per barrel basis.

The increases in Brewpubs Cost of sales in the three and six-month periods ended June 30, 2017 compared to the same periods of 2016 were primarily due to increases in rent and other startup costs related to our Seattle brewpub.

Index

Capacity Utilization
Capacity utilization is calculated by dividing total shipments by approximate working capacity and was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Capacity Utilization	68%	86%	61%	69%

In June 2014, we initiated full-scale brewing with our brewing partner in Memphis, Tennessee. This partnership provided us scalable capacity and we had the ability to produce up to 100,000 barrels at this location annually. Production ceased with this brewing partner during the second quarter of 2017. In 2016, we entered into a contract brewing agreement with ABCS with the ability to have up to 300,000 barrels produced annually and, during the second quarter of 2017, production began in their facilities. Our capacity utilization declined in the three and six-month periods ended June 30, 2017 compared to the same periods of 2016 due to reductions in wholesaler inventories and elevated shipment volume in the second quarter of 2016 following the closure of our Portland brewery in the first quarter of 2016, as well as a larger percentage of our beer being brewed by ABCS as part of our contract brewing relationship.

As discussed in Note 12 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this report, we ceased production at our Woodinville, Washington brewery during the second quarter of 2017, which will reduce the capacity of our owned breweries beginning in the third quarter of 2017.

Gross Profit
Information regarding Gross profit was as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar
	2017	2016	Change	% Change
Beer Related	$17,620	$19,369	$(1,749)	(9.0)%
Brewpubs	709	1,129	(420)	(37.2)%
Total	$18,329	$20,498	$(2,169)	(10.6)%

	Six Months Ended June 30,		Dollar
	2017	2016	Change	% Change
Beer Related	$29,890	$27,223	$2,667	9.8%
Brewpubs	1,108	1,992	(884)	(44.4)%
Total	$30,998	$29,215	$1,783	6.1%

Gross profit as a percentage of Net sales, or gross margin, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Beer Related	33.0%	35.3%	32.7%	31.2%
Brewpubs	10.0%	15.2%	8.2%	14.0%
Overall	30.3%	32.9%	29.6%	28.8%

The decrease in Beer Related Gross profit and gross margin in the three-month period ended June 30, 2017 compared to the same period of 2016 was primarily due to an increase in brewery costs on a per barrel basis, a decrease in shipment volume, and increased costs of goods, partially offset by the $0.9 million of international distribution fees earned from ABWI, increased unit pricing, greater alternating proprietorship and contract brewing volume, and the decrease in distribution rates. The increase in Beer Related Gross profit and gross margin in the six-month period ended June 30, 2017 compared to the same period of 2016 was primarily due to $1.7 million of fees earned from Pabst related to a contract brewing volume shortfall, the $1.7 million international distribution fee earned related to the international distribution agreement, increased unit pricing and alternating proprietorship volume. The increases in Beer Related Gross profit and gross margin were partially offset by increases in brewery costs on a per barrel basis and cost of goods, and a decrease in shipment volume.

Index

The decreases in the Brewpubs Gross profit and gross margin in the three and six-month periods ended June 30, 2017 compared to the same periods of 2016 were primarily due to the decrease in guest counts and increased costs, primarily related to preparations to open our Seattle brewpub.

Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) include compensation and related expenses for our sales and marketing activities, management, legal and other professional and administrative support functions.

Information regarding SG&A was as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar
	2017	2016	Change	% Change
Selling, general and administrative expenses	$15,560	$16,548	$(988)	(6.0)%
As a % of Net sales	25.7%	26.6%

	Six Months Ended June 30,		Dollar
	2017	2016	Change	% Change
Selling, general and administrative expenses	$31,029	$30,472	$557	1.8%
As a % of Net sales	29.6%	30.0%

The decrease in SG&A for the three-month period ended June 30, 2017 compared to the same period of 2016 was primarily due to the timing of media and promotional costs, as well as a decrease in travel related costs, partially offset by an increase in professional fees. The increase in SG&A for the six-month period ended June 30, 2017 compared to the same period of 2016 was primarily due to increases in employee related costs and professional fees, partially offset by the timing of media and promotional spend.

Interest Expense
Information regarding Interest expense was as follows (dollars in thousands):

Three Months Ended June 30,		Dollar
2017	2016	Change	% Change
$173	$187	$(14)	(7.5)%

Six Months Ended June 30,		Dollar
2017	2016	Change	% Change
$354	$334	$20	6.0%

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Average debt outstanding	$25,862	$30,101	$26,372	$26,373
Average interest rate	2.06%	1.55%	1.98%	1.52%

The decrease in Interest expense in the three-month period ended June 30, 2017 compared to the same period of 2016 was primarily due to a decrease in our average debt outstanding, partially offset by an increase in our average interest rate. The decrease in our average debt outstanding was primarily due to a decrease in our line of credit as a result of the cash received from Pabst, as well as a decrease in our inventory balance. The increase in Interest expense in the six-month period ended June 30, 2017 compared to the same period of 2016 was primarily due to an increase in our average interest rate.

Index

Income Tax Provision
Our effective income tax rate was 83.1% for the first six months of 2017 and 40.0% in the first six months of 2016. The effective income tax rates reflect the impact of non-deductible expenses (primarily meals and entertainment expenses), state and local taxes, tax credits, and income excluded from taxation under the domestic production activities exclusion. In the second quarter of 2017, we recognized a tax credit for a biofuel project at our New Hampshire brewery. The tax credit will be claimed on our 2016 tax return and is based upon a study completed in the second quarter of 2017. We expect the effective tax rate for the full-year of 2017 to approximate 34%.
Liquidity and Capital Resources

We have required capital primarily for the construction and development of our production breweries, to support our brewery footprint evolution, and to fund our working capital needs. Historically, we have financed our capital requirements through cash flows from operations, bank borrowings and the sale of common and preferred stock. We anticipate meeting our obligations for the twelve months beginning July 1, 2017 primarily from cash flows generated from operations and borrowing under our line of credit facility as the need arises. Capital resources available to us at June 30, 2017 included $2.0 million of Cash and cash equivalents and $27.8 million available under our line of credit facility.

At June 30, 2017 and December 31, 2016, we had $24.7 million and $13.1 million of working capital, respectively, and our debt as a percentage of total capitalization (total debt and common shareholders’ equity) was 16.3% and 19.6%, respectively.

A summary of our cash flow information was as follows (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash provided by (used in) operating activities	$12,351	$(2,180)
Net cash used in investing activities	(4,829)	(9,212)
Net cash provided by (used in) financing activities	(5,930)	10,816
Increase (decrease) in Cash and cash equivalents	$1,592	$(576)

Cash provided by operating activities of $12.4 million in the first six months of 2017 resulted from our Net loss of $0.1 million, offset by net non-cash expenses of $6.7 million and changes in our operating assets and liabilities as discussed in more detail below.

Accounts receivable, net, increased $3.3 million to $27.3 million at June 30, 2017 compared to $24.0 million at December 31, 2016. This increase was primarily due to a $0.6 million increase in our receivable from A-B attributable to the timing of shipments, partially offset by payments being received for 2016 amounts due from ABWI and A-B related to the international distribution fee and media reimbursement. The receivable from A-B totaled $16.6 million at June 30, 2017. The increase was also due to an increase in receivables related to the alternating proprietorship arrangement with one of our partners and an increase in international sales not through A-B or Ambev. Historically, we have not had collection problems related to our accounts receivable.

Inventories decreased $3.6 million to $15.5 million at June 30, 2017 compared to $19.1 million at December 31, 2016. The decrease from December 31, 2016 was primarily due to decreases in raw materials, work in process and finished goods as a result of having production begin at ABCS where we do not own the inventory, as well as ceasing production at our Washington brewery and at our partner brewery in Memphis, where we did own the inventory.

Accounts payable increased $10.5 million to $26.6 million at June 30, 2017 compared to $16.1 million at December 31, 2016, primarily due to the timing of payments related to capital projects.

As of June 30, 2017, we had the following net operating loss carryforwards (“NOLs”) and federal credit carry forwards available to offset payment of future income taxes:

•	state NOLs of $31,400, tax-effected;

•	federal alternative minimum tax (“AMT”) credit carry forwards of $0.3 million; and

•	federal insurance contributions act ("FICA") credit carry forwards of $0.1 million, tax-effected.

We anticipate that we will utilize the remaining NOLs and federal credit carry forwards in the near future and, accordingly, once utilized, we will be required to satisfy all of our income tax obligations with cash.

Index

Capital expenditures of $4.9 million in the first six months of 2017 were primarily directed to beer production capacity and efficiency improvements. As of June 30, 2017, we had an additional $7.6 million of expenditures recorded in Accounts payable on our Consolidated Balance Sheets, compared to $0.9 million at December 31, 2016. Beginning in 2015, we are investing approximately $10 million in our Oregon Brewery to expand capacity with expected completion in the third quarter of 2017. Also beginning in 2015 through expected completion in 2019, we are investing approximately $20 million in a new Hawaiian Brewery. We anticipate total capital expenditures of approximately $16.0 million to $20.0 million in 2017 primarily for capacity and efficiency improvements, quality initiatives and restaurant and retail, including spending for the expansion projects.

Loan Agreement

We have a loan agreement (as amended, the “Loan Agreement”) with Bank of America, N.A., which consists of a $40.0 million revolving line of credit (“Line of Credit”), including provisions for cash borrowings and up to $2.5 million notional amount of letters of credit, and a term loan (“Term Loan”) with an original principal balance of $10.1 million. We may draw upon the Line of Credit for working capital and general corporate purposes until expiration on November 30, 2020. The maturity date of the Term Loan is September 30, 2023. At June 30, 2017, we had $12.2 million of borrowings outstanding under the Line of Credit and $9.5 million outstanding under the Term Loan.

Under the Loan Agreement, interest accrues at an annual rate based on the London Inter-Bank Offered Rate (“LIBOR”) Daily Floating Rate plus a marginal rate. The marginal rate varies from 0.75% to 1.75% for the Line of Credit and Term Loan based on our funded debt ratio. At June 30, 2017, our marginal rate was 1.00%, resulting in an annual interest rate of 1.80%.

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

Changes in Internal Control Over Financial Reporting
During the second quarter of 2017, other than as described below, no changes in our internal control over financial reporting were identified in connection with the evaluation required by Exchange Act Rule 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2017, these changes are ongoing. We anticipate that these plans will be fully implemented and tested during 2017 such that our internal control deficiency will be remediated in that timeframe.

Index

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11 of Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report.

Item 1A. Risk Factors

There have been no changes in our reported risk factors since the filing of our 2016 Annual Report on Form 10-K, which was filed with the SEC on March 16, 2017.

Item 6. Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

31.1	Certification of Chief Executive Officer of Craft Brew Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer of Craft Brew Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
99.1	Press Release dated August 2, 2017
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAFT BREW ALLIANCE, INC.

August 2, 2017	By:	/s/ Edwin A. Smith
Edwin A. Smith
Corporate Controller and Principal Accounting Officer