Form 10-Q
period 2017-09-30
CRAFT BREW ALLIANCE, INC.
filed 2017-11-08
CIK 892222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2017
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

The number of shares of the registrant’s common stock outstanding as of November 2, 2017 was 19,296,521.

CRAFT BREW ALLIANCE, INC.

Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$405	$442
Accounts receivable, net	28,894	24,008
Inventory, net	17,659	19,091
Assets held for sale	23,462	—
Other current assets	1,372	2,495
Total current assets	71,792	46,036
Property, equipment and leasehold improvements, net	106,380	121,970
Goodwill	12,917	12,917
Intangible, equity method investment and other assets, net	20,925	19,482
Total assets	$212,014	$200,405
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$25,088	$16,076
Accrued salaries, wages and payroll taxes	6,170	4,967
Refundable deposits	5,477	6,486
Other accrued expenses	7,587	4,108
Current portion of long-term debt and capital lease obligations	1,731	1,317
Total current liabilities	46,053	32,954
Long-term debt and capital lease obligations, net of current portion	23,527	27,946
Fair value of derivative financial instruments	322	424
Deferred income tax liability, net	18,051	18,181
Other liabilities	1,623	1,239
Total liabilities	89,576	80,744
Commitments and contingencies (Note 12)
Common shareholders' equity:
Common stock, $0.005 par value. Authorized 50,000,000 shares; issued and outstanding 19,296,521 and 19,261,245	96	96
Additional paid-in capital	141,713	140,687
Accumulated other comprehensive loss	(199)	(262)
Accumulated deficit	(19,172)	(20,860)
Total common shareholders' equity	122,438	119,661
Total liabilities and common shareholders' equity	$212,014	$200,405

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Sales	$60,040	$58,660	$171,010	$166,747
Less excise taxes	3,402	3,457	9,520	10,044
Net sales	56,638	55,203	161,490	156,703
Cost of sales	37,254	38,229	111,108	110,514
Gross profit	19,384	16,974	50,382	46,189
Selling, general and administrative expenses	16,328	15,876	47,357	46,348
Operating income (loss)	3,056	1,098	3,025	(159)
Interest expense	(179)	(186)	(533)	(520)
Other income (expense), net	(59)	7	(46)	19
Income (loss) before income taxes	2,818	919	2,446	(660)
Income tax provision (benefit)	1,067	367	758	(264)
Net income (loss)	$1,751	$552	$1,688	$(396)
Basic and diluted net income (loss) per share	$0.09	$0.03	$0.09	$(0.02)
Shares used in basic per share calculations	19,296	19,244	19,278	19,213
Shares used in diluted per share calculations	19,443	19,343	19,401	19,213

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$1,751	$552	$1,688	$(396)
Unrealized gain (loss) on derivative hedge transactions, net of tax	15	84	63	(190)
Comprehensive income (loss)	$1,766	$636	$1,751	$(586)

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$1,688	$(396)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,904	8,056
Loss on sale or disposal of Property, equipment and leasehold improvements	164	16
Deferred income taxes	(168)	174
Stock-based compensation	945	642
Other	906	13
Changes in operating assets and liabilities:
Accounts receivable, net	(4,886)	(4,816)
Inventories	1,371	(2,902)
Other current assets	1,124	410
Accounts payable and other accrued expenses	13,096	736
Accrued salaries, wages and payroll taxes	1,203	389
Refundable deposits	(884)	545
Net cash provided by operating activities	22,463	2,867

Cash flows from investing activities:
Expenditures for Property, equipment and leasehold improvements	(16,170)	(12,206)
Proceeds from sale of Property, equipment and leasehold improvements	95	8
Expenditures for long-term deposits	—	(925)
Investment in Wynwood	(2,101)	—
Net cash used in investing activities	(18,176)	(13,123)

Cash flows from financing activities:
Principal payments on debt and capital lease obligations	(483)	(477)
Net borrowings (repayments) under revolving line of credit	(3,922)	10,138
Proceeds from issuances of common stock	98	172
Tax payments related to stock-based awards	(17)	(78)
Net cash provided by (used in) financing activities	(4,324)	9,755
Decrease in Cash and cash equivalents	(37)	(501)

Cash and cash equivalents:
Beginning of period	442	911
End of period	$405	$410
Supplemental disclosure of cash flow information:
Cash paid for interest	$540	$489
Cash paid for income taxes, net	216	102
Supplemental disclosure of non-cash information:
Purchases of Property, equipment and leasehold improvements with capital leases	$400	$1,173
Purchases of Property, equipment and leasehold improvements included in Accounts payable at end of period	285	1,685
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

Reclassifications
Certain reclassifications have been made to the prior year's data to conform to the current year's presentation. None of the changes affect our previously reported consolidated Net sales, Gross profit, Operating income, Net income or Basic or diluted net income per share.

Note 2. Recent Accounting Pronouncements

ASU 2017-12
In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." ASU 2017-12 refines and expands hedge accounting for both financial and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. ASU 2017-12 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2018, on a prospective basis. We do not expect the adoption of ASU 2017-12 to have a material effect on our financial position, results of operations or cash flows.

ASU 2017-09
In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting." ASU 2017-09 provides clarity and is expected to reduce both diversity in practice and the cost and complexity when accounting for a change to the terms of a stock-based award. ASU 2017-09 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2017, on a prospective basis. Early adoption is permitted. We do not expect the adoption of ASU 2017-09 to have a material effect on our financial position, results of operations or cash flows.

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

ASU 2015-17
In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes.” ASU 2015-17 simplifies the presentation of deferred income taxes, and requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments apply to all entities that present a classified statement of financial position and aligns the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards. ASU 2015-17 is effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We adopted this new accounting standard retrospectively in the first quarter of 2017. As of September 30, 2017 and December 31, 2016, we had $2.7 million and $2.1 million, respectively, of current deferred tax assets that are now classified as noncurrent on the Consolidated Balance Sheets under this new accounting standard.

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

Index

We are still evaluating the effects of the adoption of ASU 2014-09, ASU 2016-10 or ASU 2016-12 and are not yet able to determine if the adoption will have a material effect on our financial position, results of operations or cash flows.

Note 3. Cash and Cash Equivalents

We maintain cash balances with financial institutions that may exceed federally insured limits. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2017 and December 31, 2016, we did not have any cash equivalents.

As part of our cash management system, we use a controlled disbursement account to fund cash distribution checks presented for payment by the holder. Checks issued but not yet presented to banks may result in overdraft balances for accounting purposes. As of September 30, 2017 and December 31, 2016, bank overdrafts of $3.9 million and $1.1 million, respectively, were included in Accounts payable on our Consolidated Balance Sheets. Changes in bank overdrafts from period to period are reported in the Consolidated Statements of Cash Flows as a component of operating activities within Accounts payable and Other accrued expenses.

Note 4. Inventories

Inventories are stated at the lower of standard cost or net realizable value.

We regularly review our inventories for the presence of obsolete product attributed to age, seasonality and quality. If our review indicates a reduction in utility below the product’s carrying value, we reduce the product to a new cost basis. We record the cost of inventory for which we estimate we have more than a twelve-month supply as a component of Intangible, equity method investment and other assets, net on our Consolidated Balance Sheets.

Inventories consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$7,920	$6,947
Work in process	2,202	2,996
Finished goods	5,383	6,601
Packaging materials	443	567
Promotional merchandise	1,138	1,353
Brewpub food, beverages and supplies	573	627
	$17,659	$19,091

Work in process is beer held in fermentation tanks prior to the filtration and packaging process.

Note 5. Equity Method Investment

On July 12, 2017, we purchased a 24.5% interest in Wynwood Brewing Company, LLC ("Wynwood") for $2.1 million in cash. Our investment is accounted for under the equity method of accounting and is recorded as a component of Intangible, equity method investment and other assets, net on our Consolidated Balance Sheets. The carrying value of our investment was $2.1 million as of September 30, 2017.

See also Note 6.

Note 6. Related Party Transactions

As of both September 30, 2017 and December 31, 2016, Anheuser-Busch, LLC ("A-B") owned approximately 31.5% of our outstanding common stock.

Transactions with A-B, Ambev and Anheuser-Busch Worldwide Investments, LLC (“ABWI”)
In December 2015, we partnered with Ambev, the Brazilian subsidiary of Anheuser-Busch InBev SA, to distribute Kona beers into Brazil. In August 2016, we also entered into an International Distribution Agreement with ABWI, an affiliate of A-B, pursuant to which ABWI will distribute our malt beverage products in jurisdictions outside the United States, subject to the terms and conditions of our prior agreement with our other international distributor, CraftCan Travel LLC, and certain other limitations.

Index

Transactions with A-B, Ambev and ABWI consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gross sales to A-B and Ambev	$46,147	$45,312	$127,932	$131,206
International distribution fee earned from ABWI	850	900	2,550	900
Margin fee paid to A-B, classified as a reduction of Sales	649	330	1,806	1,144
Inventory management and other fees paid to A-B, classified in Cost of sales	97	98	289	290
Media and other reimbursement from A-B, classified as a reduction of Selling, general and administrative expenses	221	—	295	—

Amounts due to or from A-B and ABWI were as follows (in thousands):

	September 30, 2017	December 31, 2016
Amounts due from A-B related to beer sales pursuant to the A-B distributor agreement	$16,772	$12,246
Amounts due from ABWI and A-B related to international distribution fee and media and other reimbursement	3,824	3,750
Refundable deposits due to A-B	(1,907)	(2,162)
Amounts due to A-B for services rendered	(5,597)	(1,782)
Net amount due from A-B	$13,092	$12,052

Transactions with Wynwood
As of September 30, 2017 we owned a 24.5% interest in Wynwood.

Transactions with Wynwood consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Master distributor fee earned from Wynwood	$3	$—	$3	$—
Royalty fee paid to Wynwood	31	—	31	—
Brewery representative reimbursement from Wynwood, classified as a reduction of Selling, general and administrative expenses	42	—	42	—
Share of Wynwood's loss, classified as a component of Other income (expense), net	37	—	37	—

Amounts due to or from Wynwood were as follows (in thousands):

	September 30, 2017	December 31, 2016
Amounts due from Wynwood related to Brewery representative reimbursements	$32	$—
Amounts due to Wynwood for Royalty fees	(13)	—
Net amount due from Wynwood	$19	$—

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

Three Months Ended September 30,		Nine Months Ended September 30,
2017	2016	2017	2016
$26	$30	$87	$90

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

Three Months Ended September 30,		Nine Months Ended September 30,
2017	2016	2017	2016
$143	$157	$431	$414

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

We have assessed our vulnerability to certain business and financial risks, including interest rate risk associated with our variable-rate long-term debt. To mitigate this risk, effective January 23, 2014, we entered into an interest rate swap contract with Bank of America, N.A. (“BofA”) for 75% of the Term Loan balance, to hedge the variability of interest payments associated with our variable-rate borrowings under our Term Loan with BofA. The Term Loan contract and the interest rate swap terminate on September 30, 2023. The Term Loan contract had a total notional value of $7.1 million as of September 30, 2017. Through this swap agreement, we pay interest at a fixed rate of 2.86% and receive interest at a floating-rate of the one-month LIBOR, which was 1.23% at September 30, 2017.

Effective January 4, 2016, we entered into a $9.1 million notional amount interest rate swap contract with BofA, which expires January 1, 2019, to hedge the variability of interest payments associated with our variable-rate borrowings on our line of credit. The notional amount fluctuates based on a predefined schedule based on our anticipated borrowings. Through this swap agreement, we pay interest at a fixed rate of 1.28% and receive interest at a floating-rate of the one-month LIBOR, which was 1.23% at September 30, 2017.

Since the interest rate swaps hedge the variability of interest payments on variable rate debt with similar terms, they qualify for cash flow hedge accounting treatment.

As of September 30, 2017, unrealized net losses of $0.3 million were recorded in Accumulated other comprehensive loss as a result of these hedges. The effective portion of the gain or loss on the derivatives is reclassified into Interest expense in the same period during which we record Interest expense associated with the related debt. There was no hedge ineffectiveness during the first nine months of 2017 or 2016.

The fair value of our derivative instruments was as follows (in thousands):

Fair Value of Derivative Instruments
	September 30, 2017	December 31, 2016
Fair value of interest rate swaps	$(322)	$(424)

Index

The effect of our interest rate swap contracts that were accounted for as a derivative instrument on our Consolidated Statements of Operations was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Three Months Ended September 30,
2017	$24	Interest expense	$30
2016	$136	Interest expense	$67

Nine Months Ended September 30,
2017	$101	Interest expense	$123
2016	$(306)	Interest expense	$201

See also Note 8.

Note 8. Fair Value Measurements

Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The following table summarizes liabilities measured at fair value on a recurring basis (in thousands):

Fair Value at September 30, 2017	Level 1	Level 2	Level 3	Total
Interest rate swaps	$—	$(322)	$—	$(322)

Fair Value at December 31, 2016
Interest rate swaps	$—	$(424)	$—	$(424)

We did not have any assets measured at fair value on a recurring basis at September 30, 2017 or December 31, 2016.

The fair value of our interest rate swaps was based on quarterly statements from the issuing bank. There were no changes to our valuation techniques during the nine months ended September 30, 2017.

We believe the carrying amounts of Cash and cash equivalents, Accounts receivable, Other current assets, Accounts payable, Accrued salaries, wages and payroll taxes, and Other accrued expenses are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

We had fixed-rate debt outstanding as follows (in thousands):

	September 30, 2017	December 31, 2016
Fixed-rate debt on Consolidated Balance Sheets	$756	$935
Estimated fair value of fixed-rate debt	$762	$993

Index

We calculate the estimated fair value of our fixed-rate debt using a discounted cash flow methodology. Using estimated current interest rates based on a similar risk profile and duration (Level 2), the fixed cash flows are discounted and summed to compute the fair value of the debt.

Note 9. Segment Results and Concentrations

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

Net sales, Gross profit and gross margin information by segment was as follows (dollars in thousands):

	Three Months Ended September 30,
2017	Beer Related	Brewpubs	Total
Net sales	$49,073	$7,565	$56,638
Gross profit	$18,679	$705	$19,384
Gross margin	38.1%	9.3%	34.2%

2016
Net sales	$47,165	$8,038	$55,203
Gross profit	$15,823	$1,151	$16,974
Gross margin	33.5%	14.3%	30.7%

	Nine Months Ended September 30,
2017	Beer Related	Brewpubs	Total
Net sales	$140,359	$21,131	$161,490
Gross profit	$48,569	$1,813	$50,382
Gross margin	34.6%	8.6%	31.2%

2016
Net sales	$134,476	$22,227	$156,703
Gross profit	$43,046	$3,143	$46,189
Gross margin	32.0%	14.1%	29.5%

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

Sales to wholesalers through the A-B distributor agreement represented the following percentage of our Sales:

Three Months Ended September 30,		Nine Months Ended September 30,
2017	2016	2017	2016
77.2%	78.2%	75.2%	78.5%

Index

Receivables from A-B represented the following percentage of our Accounts receivable balance:

September 30, 2017	December 31, 2016
71.3%	66.6%

Note 10. Significant Stock-Based Plan Activity and Stock-Based Compensation

Stock-Based Compensation Expense
Stock-based compensation expense was recognized in our Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of sales	$50	$13	$86	$47
Selling, general and administrative expense	341	320	859	595
Total stock-based compensation expense	$391	$333	$945	$642

At September 30, 2017, we had total unrecognized stock-based compensation expense of $2.3 million, which will be recognized over the weighted average remaining vesting period of 2.1 years.

Note 11. Earnings Per Share

The reconciliation between the number of shares used for the basic and diluted per share calculations, as well as other related information, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted average common shares used for basic EPS	19,296	19,244	19,278	19,213
Dilutive effect of stock-based awards	147	99	123	—
Shares used for diluted EPS	19,443	19,343	19,401	19,213

Stock-based awards not included in diluted per share calculations as they would be antidilutive	—	116	—	290

Because we were in a loss position for the nine months ended September 30, 2016, there is no difference between the number of shares used for the basic and diluted per share calculations for that period.

Note 12. Commitments and Contingencies

General
We are subject to various claims and pending or threatened lawsuits in the normal course of business. Although we do not anticipate that the resolution of legal proceedings arising in the normal course of business or the proceeding described below will have a material adverse effect on our financial position, results of operations or cash flows, we cannot predict this with certainty.

Legal
On February 28, 2017 and March 6, 2017, respectively, two lawsuits, Sara Cilloni and Simone Zimmer v. Craft Brew Alliance, Inc., and Theodore Broomfield v. Kona Brewing Co. LLC, Kona Brew Enterprises, LLP, Kona Brewery LLC, and Craft Brew Alliance, Inc., were filed in the United States District Court for the Northern Division of California. On April 7, 2017, the two lawsuits were consolidated into a single complaint under the Broomfield case. The consolidated lawsuit purports to be a class action brought on behalf of all persons who purchased Kona Brewing Company beer within the relevant statute of limitations period. The lawsuit alleges that the defendants misled customers regarding the state in which Kona Brewing Company beers are manufactured and in describing Kona Brewing Company beer as “craft beer.” We intend to vigorously defend against the foregoing action and, on April 28, 2017, we filed a motion to dismiss the complaint. The motion to dismiss was granted in part and denied in part on September 1, 2017. We have not recorded any liabilities with respect to the claims.

Index

Note 13. Termination of Pabst Agreements

Termination of Agreements with Pabst
Effective May 1, 2017, we reached an agreement with Pabst Brewing Company, LLC, and Pabst Northwest Brewing Company, LLC (collectively, "Pabst") to terminate the brewing agreements that provided for brewing selected brands owned by Pabst at our brewery in Woodinville, Washington, through December 31, 2018. In conjunction with the termination of the brewing arrangements, Pabst's option to purchase the Woodinville brewery and adjacent pub pursuant to the Option and Agreement of Purchase and Sale dated as of January 8, 2016 (the "Option Agreement”) was also terminated. Pabst agreed to pay us $2.7 million in connection with the termination of the brewing agreements and Option Agreement. This payment is in addition to the $1.6 million of contract brewing volume shortfall fees for the 2016 calendar year recognized in the fourth quarter of 2016 and $1.7 million related to remaining volume shortfalls for the 2016 - 2017 contract year ended March 31, 2017, recognized in the first quarter of 2017. All payments were received from Pabst in the second quarter of 2017.

We have deferred recognition of the termination payment for the brewing agreements and Option Agreement in our Statements of Operations due to our potential obligation to pay Pabst up to $2.7 million if an agreement to sell the brewery to a specified buyer is entered into by December 31, 2017. We are under no obligation to enter into such a sales agreement.

Ceasing Production at our Woodinville, Washington Brewery
We ceased production at our Woodinville, Washington brewery as of July 1, 2017. As a result, we incurred approximately $250,000 in incremental employee and severance related costs and $150,000 to safely and properly prepare the brewing equipment to become idle, during the second and third quarters of 2017, respectively. We expect to incur up to $100,000 in additional expense during the fourth quarter of 2017 to further prepare the brewing equipment to be idle, which will be expensed as incurred. These expenses are recorded in our Consolidated Statements of Operations for the applicable periods.

See Note 14 for a discussion of the classification of the assets related to our Woodinville brewery as assets held for sale.

Note 14. Assets Held for Sale

Designating the Woodinville, Washington Brewery as Held for Sale
We designated our Woodinville, Washington brewery as held for sale on May 1, 2017 and, accordingly, we ceased depreciating the related assets and recorded them on our Consolidated Balance Sheets at the lower of carrying value or fair value less estimated selling costs. We expect to sell the Woodinville property, including the adjacent pub, within 12 months of the date it was classified as held for sale.

The proximity to our largest and most efficient owned brewery in Portland, Oregon, which recently underwent a capacity expansion, as well as the decrease in our contract brewing volume, made our Woodinville capacity redundant. Production volume from our Woodinville brewery has been transferred to our Portland brewery. We plan to continue operating the adjacent pub pending sale.

Assets held for sale were as follows (in thousands):

September 30, 2017
Brewery equipment	$6,972
Buildings	12,562
Land and improvements	3,451
Furniture, fixtures and other equipment	454
Construction in progress	23
$23,462

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

Our distinctive portfolio combines the power of Kona Brewing Company, a dynamic national craft beer brand, with a strong regional breweries and innovative lifestyle brands, including Appalachian Mountain Brewery, Cisco Brewers, Omission Brewing Co., Redhook Brewery, Square Mile Cider Co., Widmer Brothers Brewing, and Wynwood Brewing Co. We nurture the growth and development of our brands in today’s increasingly competitive beer market through our state-of-the-art brewing and distribution capability, integrated sales and marketing infrastructure, and strong focus on partnerships, local community and sustainability.

CBA was formed in 2008 through the merger of Redhook Brewery and Widmer Brothers Brewing, the two largest craft brewing pioneers in the Northwest at the time. Following a successful strategic brewing and distribution partnership, Kona Brewing Co. joined CBA in 2010 and has become one of the fastest-growing craft brands in the U.S. As part of CBA, Kona has expanded its reach across all 50 U.S. states and approximately 30 international markets, while remaining deeply rooted in its home of Hawaii.

As the craft beer market continues to grow and consumers increasingly demand local offerings, Craft Brew Alliance has expanded its portfolio of brands and maximized its brewing footprint through strategic partnerships with regional craft beer brands in targeted markets. In 2015, we announced strategic partnerships with Appalachian Mountain Brewery, based in Boone, North Carolina; and Cisco Brewers, based in Nantucket, Massachusetts. Through this strategic partnership model, we gain local relevance in select beer geographies, while our partner breweries gain access to our world-class leadership and national brewing and sales infrastructure to grow their brands. In December 2016, we announced a strategic partnership with Wynwood Brewing Co., a fast-growing craft brewery based in the heart of Miami’s multicultural Wynwood arts district. In the third quarter of 2017, we acquired a 24.5% interest in Wynwood Brewing Co.

Publicly traded on NASDAQ under the ticker symbol BREW, Craft Brew Alliance is headquartered in Portland, Oregon and operates breweries and brewpubs across the U.S.

We proudly brew our craft beers in three company-owned breweries located in Portland, Oregon; Portsmouth, New Hampshire; and Kailua-Kona, Hawaii. In 2016, we entered into a contract brewing agreement with A-B Commercial Strategies, LLC (“ABCS”), an affiliate of Anheuser-Busch, LLC (“A-B”), and, during the second quarter of 2017, production began at ABCS’s brewery in Fort Collins, Colorado. Additionally, we own and operate three small innovation breweries , which are primarily used for small batch production and experimental limited-release brews that could potentially scale for larger production; these innovation breweries are located in, Portland, Oregon, Seattle, Washington and Portsmouth, New Hampshire.

We distribute our beers to retailers through wholesalers that are aligned with the A-B network. These sales are made pursuant to a Master Distributor Agreement (the “A-B Distributor Agreement”) with A-B, which extends through 2028. As a result of this distribution arrangement, we believe that, under alcohol beverage laws in a majority of states, these wholesalers would own the exclusive right to distribute our beers in their respective markets if the A-B Distributor Agreement expires or is terminated. Our Kona and Omission brands are distributed nationally and internationally, while we focus distribution of Appalachian Mountain Brewery, Cisco Brewers, Redhook, Square Mile Cider, Widmer Brothers and Wynwood Brewing in their respective home markets.

Index

Separate from our A-B wholesalers, we maintain an internal independent sales and marketing organization with resources across the key functions of brand management, field marketing, field sales, and national retail sales.

We operate in two segments: Beer Related operations and Brewpubs operations. Beer Related operations include the brewing, and domestic and international sales, of craft beers and ciders from our breweries. Brewpubs operations primarily include our six brewpubs, three of which are located adjacent to our Beer Related operations, as well as other merchandise sales, and sales of our beers directly to customers.

Following is a summary of our financial results:

Nine Months Ended September 30,	Net sales	Net income (loss)	Number of barrels sold
2017	$161.5 million	$1.7 million	586,300
2016	$156.7 million	$(0.4) million	604,000

Designation of Woodinville Brewery as Held for Sale
See Notes 13 and 14 of Notes to Consolidated Financial Statements included in Part I, Item 1 for a discussion of the termination of our agreements with Pabst Brewing Company, LLC, and Pabst Northwest Brewing Company, LLC (collectively, "Pabst") and the determination to classify our Woodinville brewery assets as held for sale.

Results of Operations

The following table sets forth, for the periods indicated, certain information from our Consolidated Statements of Operations expressed as a percentage of Net sales(1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Sales	106.0%	106.3%	105.9%	106.4%
Less excise taxes	(6.0)	(6.3)	(5.9)	(6.4)
Net sales	100.0	100.0	100.0	100.0
Cost of sales	65.8	69.3	68.8	70.5
Gross profit	34.2	30.7	31.2	29.5
Selling, general and administrative expenses	28.8	28.8	29.3	29.6
Operating income (loss)	5.4	2.0	1.9	(0.1)
Interest expense	(0.3)	(0.3)	(0.3)	(0.3)
Other income (expense), net	(0.1)	—	—	—
Income (loss) before income taxes	5.0	1.7	1.5	(0.4)
Income tax provision (benefit)	1.9	0.7	0.5	(0.2)
Net income (loss)	3.1%	1.0%	1.0%	(0.3)%

(1)	Percentages may not add due to rounding.

Index

Segment Information
Net sales, Gross profit and Gross margin information by segment was as follows (dollars in thousands):

	Three Months Ended September 30,
2017	Beer Related	Brewpubs	Total
Net sales	$49,073	$7,565	$56,638
Gross profit	$18,679	$705	$19,384
Gross margin	38.1%	9.3%	34.2%

2016
Net sales	$47,165	$8,038	$55,203
Gross profit	$15,823	$1,151	$16,974
Gross margin	33.5%	14.3%	30.7%

	Nine Months Ended September 30,
2017	Beer Related	Brewpubs	Total
Net sales	$140,359	$21,131	$161,490
Gross profit	$48,569	$1,813	$50,382
Gross margin	34.6%	8.6%	31.2%

2016
Net sales	$134,476	$22,227	$156,703
Gross profit	$43,046	$3,143	$46,189
Gross margin	32.0%	14.1%	29.5%

Index

Sales by Category
Sales by category were as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar
Sales by Category	2017	2016	Change	% Change
A-B and A-B related(1)	$46,348	$45,882	$466	1.0%
Contract brewing and beer related(2)	6,127	4,740	1,387	29.3%
Excise taxes	(3,402)	(3,457)	55	(1.6)%
Net beer related sales	49,073	47,165	1,908	4.0%
Brewpubs(3)	7,565	8,038	(473)	(5.9)%
Net sales	$56,638	$55,203	$1,435	2.6%

	Nine Months Ended September 30,		Dollar
Sales by Category	2017	2016	Change	% Change
A-B and A-B related(1)	$128,676	$130,962	$(2,286)	(1.7)%
Contract brewing and beer related(2)	21,203	13,558	7,645	56.4%
Excise taxes	(9,520)	(10,044)	524	(5.2)%
Net beer related sales	140,359	134,476	5,883	4.4%
Brewpubs(3)	21,131	22,227	(1,096)	(4.9)%
Net sales	$161,490	$156,703	$4,787	3.1%

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

(3)	Brewpubs sales include sales of promotional merchandise and sales of beer directly to customers.

Shipments by Category
Shipments by category were as follows (in barrels):

Three Months Ended September 30,	2017 Shipments	2016 Shipments	Increase (Decrease)	% Change	Change in Depletions(1)
A-B and A-B related(2)	182,700	184,900	(2,200)	(1.2)%	(2)%
Contract brewing and beer related(3)	22,700	21,000	1,700	8.1%
Brewpubs	2,500	2,500	—	—%
Total	207,900	208,400	(500)	(0.2)%

Nine Months Ended September 30,	2017 Shipments	2016 Shipments	Increase (Decrease)	% Change	Change in Depletions(1)
A-B and A-B related(2)	512,000	540,000	(28,000)	(5.2)%	(1)%
Contract brewing and beer related(3)	67,200	56,500	10,700	18.9%
Brewpubs	7,100	7,500	(400)	(5.3)%
Total	586,300	604,000	(17,700)	(2.9)%

(1)	Change in depletions reflects the year-over-year change in barrel volume sales of beer by wholesalers to retailers.

(2)
A-B and A-B related includes domestic and international shipments of our owned brands distributed through A-B and Ambev, as well as non-owned brands distributed pursuant to master distribution agreements.

(3)	Beer related includes international shipments of our beers, and non-owned brands, not distributed through A-B or Ambev.

The increase in sales to A-B and A-B related in the three-month period ended September 30, 2017 compared to the same period of 2016 was primarily due to an increase in average unit pricing, partially offset by decreases in shipment volume as we continued to reduce our inventory levels at our wholesaler partners as part of our ongoing efforts to address slowing craft segment growth and the inventory pressures facing distributors in today’s complex craft beer market.

Index

The decrease in sales to A-B and A-B related in the nine-month period ended September 30, 2017 compared to the same period of 2016 was primarily due to a decrease in shipment volume as we continued to reduce our inventory levels at our wholesaler partners as part of our ongoing efforts to address slowing craft segment growth and the inventory pressures facing distributors in today’s complex craft beer market, partially offset by an increase in average unit pricing. The decrease in sales to A‑B and A‑B related in the nine-month period ended September 30, 2017 compared to the same period of 2016 also benefited from $2.6 million of international distribution fees earned compared to $0.9 million earned in the comparable 2016 period related to our international distribution agreement with ABWI, which began in the third quarter of 2016.

The increases in Contract brewing and beer related sales in the three and nine-month periods ended September 30, 2017 compared to the same periods of 2016 were primarily due to an increase in our alternating proprietorship volume and an increase in international shipments of our beers. The nine-month period ended September 30, 2017 also benefited from $1.7 million of fees earned from Pabst Northwest Brewing Company ("Pabst") related to a contract brewing volume shortfall, as well as a slight increase in our contract brewing volume. The increase in the three-month period ended September 30, 2017 was partially offset by a decrease in our contract brewing volume.

Brewpubs sales decreased in the three and nine-month periods ended September 30, 2017 compared to the same periods of 2016, primarily as a result of decreases in guest counts across all of our brewpubs.

Excise taxes vary directly with the volume of beer shipped domestically.

Shipments by Brand
The following table sets forth a comparison of shipments by brand (in barrels):

Three Months Ended September 30,	2017 Shipments	2016 Shipments	Increase (Decrease)	% Change	Change in Depletions
Kona	122,500	110,200	12,300	11.2%	9%
Widmer Brothers	32,900	36,500	(3,600)	(9.9)%	(15)%
Redhook	24,400	33,100	(8,700)	(26.3)%	(27)%
Omission	12,600	11,300	1,300	11.5%	2%
All other(1)	12,800	11,000	1,800	16.4%	10%
Total(2)	205,200	202,100	3,100	1.5%	(2)%

Nine Months Ended September 30,	2017 Shipments	2016 Shipments	Increase (Decrease)	% Change	Change in Depletions
Kona	335,500	310,900	24,600	7.9%	10%
Widmer Brothers	96,100	114,800	(18,700)	(16.3)%	(15)%
Redhook	71,700	97,500	(25,800)	(26.5)%	(25)%
Omission	33,900	33,700	200	0.6%	(4)%
All other(1)	35,400	26,600	8,800	33.1%	13%
Total(2)	572,600	583,500	(10,900)	(1.9)%	(1)%

(1)
All other includes the shipments and depletions from our Square Mile and Resignation brand families, as well as the non-owned Cisco Brewers, Appalachian Mountain Brewing and Wynwood Brewing brand families, shipped by us pursuant to distribution agreements.

(2)	Total shipments by brand include international shipments and exclude shipments produced under our contract brewing arrangements.

The increases in our Kona brand shipments in the three and nine-month periods ended September 30, 2017 compared to the same periods of 2016 were primarily due to increases in domestic and international shipments, primarily led by demand for Hanalei Island IPA and Big Wave Golden Ale, partially offset by a decline in Castaway IPA.

The decreases in our Widmer Brothers brand shipments in the three and nine-month periods ended September 30, 2017 compared to the same periods of 2016 were led by decreases in Hefeweizen brand shipments, primarily due to a continued strategic focus on the home market of Oregon.

Index

Our Redhook brand shipments decreased in the three and nine-month periods ended September 30, 2017 compared to the same periods of 2016, primarily due to a continued strategic focus on the home market of Washington, led by a decline in Longhammer IPA brand shipments.

Omission brand shipments increased in the three-month period ended September 30, 2017 compared to the same period of 2016, primarily led by an increased demand for our new brand Omission Ultimate Light, which was introduced in the first quarter of 2017 . Omission brand shipments remained relatively flat for the nine-month period ended September 30, 2017 compared to the same period of 2016 primarily due to the introduction of Omission Ultimate Light, offset by a decrease in Omission Pale Ale.

The increases in All other shipments in the three and nine-month periods ended September 30, 2017 compared to the same periods of 2016 were primarily due to increases in the shipment volumes related to our distribution agreements with Wynwood Brewing, Cisco Brewers and Appalachian Mountain Brewing, partially offset by decreases in our discontinued Resignation brand family.

Shipments by Package
The following table sets forth a comparison of our shipments by package, excluding shipments produced under our contract brewing arrangements (in barrels):

	2017		2016
Three Months Ended September 30,	Shipments	% of Total	Shipments	% of Total
Draft	46,700	22.8%	46,000	22.8%
Packaged	158,500	77.2%	156,100	77.2%
Total	205,200	100.0%	202,100	100.0%

	2017		2016
Nine Months Ended September 30,	Shipments	% of Total	Shipments	% of Total
Draft	130,900	22.9%	136,700	23.4%
Packaged	441,700	77.1%	446,800	76.6%
Total	572,600	100.0%	583,500	100.0%

The package mix was relatively consistent in the three and nine-month periods ended September 30, 2017 compared to the same periods of 2016.

Cost of Sales
Cost of sales includes purchased raw and component materials, direct labor, overhead and shipping costs.

Information regarding Cost of sales was as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar
	2017	2016	Change	% Change
Beer Related	$30,394	$31,342	$(948)	(3.0)%
Brewpubs	6,860	6,887	(27)	(0.4)%
Total	$37,254	$38,229	$(975)	(2.6)%

	Nine Months Ended September 30,		Dollar
	2017	2016	Change	% Change
Beer Related	$91,790	$91,430	$360	0.4%
Brewpubs	19,318	19,084	234	1.2%
Total	$111,108	$110,514	$594	0.5%

The decrease in Beer Related Cost of sales in the three-month period ended September 30, 2017 compared to the same period of 2016 was primarily due to decreases in cost of goods, partially offset by increases in brewery costs on a per barrel basis and alternating proprietorship volume. The increase in Beer Related Cost of sales for the nine-month period ended September 30, 2017 compared to the same period of 2016 was primarily due to increases in brewery costs on a per barrel basis, alternating proprietorship volume and distribution rates on a per barrel basis, partially offset by decreases in shipment volume and cost of goods.

Index

Brewpubs Cost of sales in the three-month period ended September 30, 2017 was flat compared to the same period of 2016 due a decrease in guest counts offset by an increase in employee related costs. The increase in Brewpubs Cost of sales in the nine-month period ended September 30, 2017 compared to the same period of 2016 was primarily due to increases in employee related costs and rent and other startup costs related to our Seattle brewpub, partially offset by a decrease in guest counts.

Capacity Utilization
Capacity utilization is calculated by dividing total shipments by approximate working capacity and was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Capacity Utilization	63%	71%	62%	69%

In June 2014, we initiated full-scale brewing with our brewing partner in Memphis, Tennessee. This partnership provided us scalable capacity and we had the ability to produce up to 100,000 barrels at this location annually. Production ceased with this brewing partner during the second quarter of 2017. In 2016, we entered into a contract brewing agreement with ABCS with the ability to have up to 300,000 barrels produced annually and, during the second quarter of 2017, production began in their facilities. Our capacity utilization declined in the three and nine-month periods ended September 30, 2017 compared to the same periods of 2016 due to reductions in wholesaler inventories, as well as a larger percentage of our beer being brewed by ABCS as part of our contract brewing relationship and brewery footprint evolution in process.

As discussed in Notes 13 and 14 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this report, we ceased production at our Woodinville, Washington brewery during the second quarter of 2017, which reduced the capacity of our owned breweries beginning in the third quarter of 2017. As a result, beginning with the third quarter of 2017, for both the three and nine‑month periods, our capacity utilization calculation was revised to exclude, from the denominator, the production capacity of our Woodinville, Washington brewery, which we have estimated to be approximately 220,000 barrels per year.

Gross Profit
Information regarding Gross profit was as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar
	2017	2016	Change	% Change
Beer Related	$18,679	$15,823	$2,856	18.0%
Brewpubs	705	1,151	(446)	(38.7)%
Total	$19,384	$16,974	$2,410	14.2%

	Nine Months Ended September 30,		Dollar
	2017	2016	Change	% Change
Beer Related	$48,569	$43,046	$5,523	12.8%
Brewpubs	1,813	3,143	(1,330)	(42.3)%
Total	$50,382	$46,189	$4,193	9.1%

Gross profit as a percentage of Net sales, or gross margin, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Beer Related	38.1%	33.5%	34.6%	32.0%
Brewpubs	9.3%	14.3%	8.6%	14.1%
Overall	34.2%	30.7%	31.2%	29.5%

The increase in Beer Related Gross profit and gross margin in the three-month period ended September 30, 2017 compared to the same period of 2016 was primarily due to a decrease in cost of goods, increased unit pricing and increased alternating proprietorship volume, partially offset by an increase in brewery costs on a per barrel basis. The increase in Beer Related Gross profit and gross margin in the nine-month period ended September 30, 2017 compared to the same period of 2016 was primarily due to increased unit pricing and alternating proprietorship volume, a decrease in cost of goods, as well as $1.7 million of fees earned from Pabst related to a contract brewing volume shortfall in the first quarter of 2017 and a $1.7 million increase in the ABWI international

Index

distribution fee earned. The favorable benefits to Beer Related Gross profit in the nine-month period ended September 30, 2017 were partially offset by an increase in brewery costs on a per barrel basis, a decrease in shipment volume and an increase in distribution rates on a per barrel basis.

The decreases in the Brewpubs Gross profit and gross margin in the three and nine-month periods ended September 30, 2017 compared to the same periods of 2016 were primarily due to decreased guest counts and increased employee related costs and costs related to preparations to open our Seattle brewpub.

Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) include compensation and related expenses for our sales and marketing activities, management, legal and other professional and administrative support functions.

Information regarding SG&A was as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar
	2017	2016	Change	% Change
Selling, general and administrative expenses	$16,328	$15,876	$452	2.8%
As a % of Net sales	28.8%	28.8%

	Nine Months Ended September 30,		Dollar
	2017	2016	Change	% Change
Selling, general and administrative expenses	$47,357	$46,348	$1,009	2.2%
As a % of Net sales	29.3%	29.6%

The increase in SG&A for the three-month period ended September 30, 2017 compared to the same period of 2016 was primarily due to in market promotional costs, as well as an increase in technology related expenses, partially offset by a decrease in general and administrative costs. The increase in SG&A for the nine-month period ended September 30, 2017 compared to the same period of 2016 was primarily due to increases in employee benefit related costs, technology related expenses and professional fees, partially offset by the timing of creative and media spend, as well as lower general and administrative costs.

Interest Expense
Information regarding Interest expense was as follows (dollars in thousands):

Three Months Ended September 30,		Dollar
2017	2016	Change	% Change
$179	$186	$(7)	(3.8)%

Nine Months Ended September 30,		Dollar
2017	2016	Change	% Change
$533	$520	$13	2.5%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Average debt outstanding	$25,299	$29,796	$26,238	$27,274
Average interest rate	2.34%	1.59%	2.08%	1.56%

The fluctuations in Interest expense in the three and nine-month periods ended September 30, 2017 compared to the same periods of 2016 were primarily due to decreases in our average debt outstanding, partially offset by increases in our average interest rate. The decreases in our average debt outstanding were due to principal payments made on our term loan and decreases in amounts outstanding on our line of credit, which fluctuate with our operating capital needs.

Index

Income Tax Provision
Our effective income tax rate was 31.0% for the first nine months of 2017 and 40.0% in the first nine months of 2016. The effective income tax rates reflect the impact of non-deductible expenses (primarily meals and entertainment expenses), state and local taxes, tax credits, and income excluded from taxation under the domestic production activities exclusion. In the second quarter of 2017, we recognized a tax credit for a biofuel project at our New Hampshire brewery. The tax credit will be claimed on our 2016 tax return and is based upon a study completed in the second quarter of 2017. We expect the effective tax rate for all of 2017 to approximate 36%.

Liquidity and Capital Resources

We have required capital primarily for the construction and development of our production breweries, to support our brewery footprint evolution, and to fund our working capital needs. Historically, we have financed our capital requirements through cash flows from operations, bank borrowings and the sale of common and preferred stock. We anticipate meeting our obligations for the twelve months beginning October 1, 2017 primarily from cash flows generated from operations and borrowing under our line of credit facility as the need arises. Capital resources available to us at September 30, 2017 included $0.4 million of Cash and cash equivalents and $25.9 million available under our line of credit facility.

At September 30, 2017 and December 31, 2016, we had $25.7 million and $13.1 million of working capital, respectively, and our debt as a percentage of total capitalization (total debt and common shareholders’ equity) was 17.1% and 19.6%, respectively.

A summary of our cash flow information was as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$22,463	$2,867
Net cash used in investing activities	(18,176)	(13,123)
Net cash provided by (used in) financing activities	(4,324)	9,755
Decrease in Cash and cash equivalents	$(37)	$(501)

Cash provided by operating activities of $22.5 million in the first nine months of 2017 resulted from our Net income of $1.7 million, net non-cash expenses of $9.8 million and changes in our operating assets and liabilities as discussed in more detail below.

Accounts receivable, net, increased $4.9 million to $28.9 million at September 30, 2017 compared to $24.0 million at December 31, 2016. This increase was primarily due to a $4.6 million increase in our receivable from A-B attributable to the timing of shipments, partially offset by payments being received for 2016 amounts due from ABWI and A-B related to the international distribution fee and media reimbursement. The receivable from A-B totaled $20.6 million at September 30, 2017. The increase was also due to an increase in receivables related to the alternating proprietorship arrangement with one of our partners and an increase in international sales not through A-B or Ambev. Historically, we have not had collection problems related to our accounts receivable.

Inventories decreased $1.4 million to $17.7 million at September 30, 2017 compared to $19.1 million at December 31, 2016. The decrease from December 31, 2016 was primarily due to decreases in work in process and finished goods as a result of having production begin at ABCS where we do not own the inventory, as well as ceasing production at our Washington brewery and at our partner brewery in Memphis, where we owned the inventory. The decrease was partially offset by an increase in raw materials as we purchased hops under raw material contracts.

Accounts payable increased $9.0 million to $25.1 million at September 30, 2017 compared to $16.1 million at December 31, 2016, primarily due to the timing of payments related to our contract brewing relationship with ABCS, as well as an increase in bank overdrafts.

As of September 30, 2017, we had the following net operating loss carryforwards (“NOLs”) and federal credit carry forwards available to offset payment of future income taxes:

•	state NOLs of $23,700, tax-effected; and

•	federal alternative minimum tax (“AMT”) credit carry forwards of $0.2 million.

We anticipate that we will utilize the remaining NOLs and federal credit carry forwards in the near future and, accordingly, once utilized, we will be required to satisfy all of our income tax obligations with cash.

Index

Capital expenditures of $16.2 million in the first nine months of 2017 were primarily directed to beer production capacity and efficiency improvements. As of September 30, 2017, we had an additional $0.3 million of expenditures recorded in Accounts payable on our Consolidated Balance Sheets, compared to $0.9 million at December 31, 2016. Beginning in 2015, we are investing approximately $10 million in our Oregon Brewery to expand capacity with expected completion in the fourth quarter of 2017. Also beginning in 2015 through expected completion in 2019, we are investing approximately $20 million in a new Hawaiian Brewery. We anticipate total capital expenditures of approximately $18.0 million to $20.0 million in 2017 primarily for capacity and efficiency improvements, quality initiatives and restaurant and retail, including spending for the expansion projects.

Loan Agreement

We have a loan agreement (as amended, the “Loan Agreement”) with Bank of America, N.A., which consists of a $40.0 million revolving line of credit (“Line of Credit”), including provisions for cash borrowings and up to $2.5 million notional amount of letters of credit, and a term loan (“Term Loan”) with an original principal balance of $10.1 million. We may draw upon the Line of Credit for working capital and general corporate purposes until expiration on November 30, 2020. The maturity date of the Term Loan is September 30, 2023. At September 30, 2017, we had $14.1 million of borrowings outstanding under the Line of Credit and $9.3 million outstanding under the Term Loan.

Under the Loan Agreement, interest accrues at an annual rate based on the London Inter-Bank Offered Rate (“LIBOR”) Daily Floating Rate plus a marginal rate. The marginal rate varies from 0.75% to 1.75% for the Line of Credit and Term Loan based on our funded debt ratio. At September 30, 2017, our marginal rate was 0.75%, resulting in an annual interest rate of 1.99%.

Accrued interest for the Term Loan is due and payable monthly. Principal payments on the Term Loan are due monthly in accordance with an agreed-upon schedule set forth in the Loan Agreement, with any unpaid principal balance and unpaid accrued interest due and payable on September 30, 2023.

The Loan Agreement authorizes acquisitions within the same line of business as long as we remain in compliance with the financial covenants of the Loan Agreement and there is at least $5.0 million of availability remaining on the Line of Credit following the acquisition. As of September 30, 2017, we were in compliance with all financial covenants.

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

Our critical accounting policies, as described in our 2016 Annual Report on Form 10-K, relate to goodwill, indefinite-lived intangible assets, long-lived assets, refundable deposits on kegs, revenue recognition and deferred taxes. There have been no changes to our critical accounting policies since December 31, 2016.

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

Changes in Internal Control Over Financial Reporting
During the third quarter of 2017, other than as described below, no changes in our internal control over financial reporting were identified in connection with the evaluation required by Exchange Act Rule 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2017, these changes are ongoing. We anticipate that these plans will be fully implemented and tested during 2017 such that our internal control deficiency will be remediated in that timeframe.

Index

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12 of Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report.

Item 1A. Risk Factors

There have been no changes in our reported risk factors since the filing of our 2016 Annual Report on Form 10-K, which was filed with the SEC on March 16, 2017.

Item 6. Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

31.1	Certification of Chief Executive Officer of Craft Brew Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer of Craft Brew Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
99.1	Press Release dated November 8, 2017
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAFT BREW ALLIANCE, INC.

November 8, 2017	By:	/s/ Edwin A. Smith
Edwin A. Smith
Corporate Controller and Principal Accounting Officer