Form 10-K
period 2017-12-31
CRAFT BREW ALLIANCE, INC.
filed 2018-03-07
CIK 892222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K
_____________________________
 ☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2017
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

The aggregate market value of the common equity held by non-affiliates of the registrant as of the last day of the registrant’s most recently completed second quarter on June 30, 2017 (based upon the closing price of the registrant’s common stock, as reported by the NASDAQ Stock Market, of $16.85 per share) was $212,304,119.

The number of shares outstanding of the registrant’s common stock as of March 1, 2018 was 19,309,829 shares.

Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for the 2018 Annual Shareholders’ Meeting are incorporated by reference into Part III.

CRAFT BREW ALLIANCE, INC.
2017 FORM 10-K ANNUAL REPORT

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

Our distinctive portfolio combines the power of Kona Brewing Company, a fast-growing national craft beer brand, with strong regional craft breweries and innovative lifestyle brands, Appalachian Mountain Brewery, Cisco Brewers, Omission Brewing Co., Redhook Brewery, Square Mile Cider Co., Widmer Brothers Brewing, and Wynwood Brewing Co. We nurture the growth and development of our brands in today’s increasingly competitive beer market through our state-of-the-art brewing and distribution capability, integrated sales and marketing infrastructure, and strong focus on partnerships, local community and sustainability.

CBA was formed in 2008 through the merger of Redhook Brewery and Widmer Brothers Brewing, the two largest craft brewing pioneers in the Northwest at the time. Following a successful strategic brewing and distribution partnership, Kona Brewing Co. joined CBA in 2010 and has become one of the top craft brands in the U.S. As part of CBA, Kona has expanded its reach across all 50 U.S. states and approximately 30 international markets, while remaining deeply rooted in its home of Hawaii.

As the craft beer market continues to grow and consumers increasingly demand more local offerings, Craft Brew Alliance has expanded its portfolio of brands and maximized its brewing footprint through strategic partnerships with emerging craft beer brands in targeted markets. From 2015 to 2016, we formed strategic partnerships with Appalachian Mountain Brewery, based in Boone, North Carolina; Cisco Brewers, based in Nantucket, Massachusetts; and Wynwood Brewing Co., based in the heart of Miami’s vibrant multicultural arts district. Through these strategic partnerships, we gain local relevance in select beer geographies, while our partner breweries gain access to our world-class leadership and national brewing and sales infrastructure to grow their brands.

Publicly traded on NASDAQ under the ticker symbol BREW, Craft Brew Alliance is headquartered in Portland, Oregon and operates breweries and brewpubs across the U.S. For more information about CBA and its brands, see “Available Information” on page 14.

We proudly brew and package our craft beers in three company-owned production breweries located in Portland, Oregon; Portsmouth, New Hampshire; and Kailua-Kona, Hawaii. In 2017, we completed the process of transitioning CBA brewing volume out of a partner brewery in Memphis, as part of a previous alternating proprietorship brewing arrangement, into Anheuser-Busch’s Fort Collins Colorado, brewery to leverage a contract brewing agreement with A-B Commercial Strategies, LLC (“ABCS”), an affiliate of Anheuser-Busch, LLC (“A-B”), executed in 2016. Additionally, we own and operate three innovation breweries in Portland, Oregon; Seattle, Washington; and Portsmouth, New Hampshire, which are primarily used for small-batch production and limited-release brews offered primarily in our brewpubs and brands’ home markets.

Index

We distribute our beers to retailers through wholesalers that are aligned with the A-B network. These sales are made pursuant to a Master Distributor Agreement (the “A-B Distributor Agreement”) with A-B, which extends through 2028. As a result of this distribution arrangement, we believe that, under alcohol beverage laws in a majority of states, these wholesalers would own the exclusive right to distribute our beers in their respective markets if the A-B Distributor Agreement expires or is terminated. As increased competition puts increasing pressure on craft brands outside of their home markets, we continued ongoing work to stabilize and strengthen Widmer Brothers and Redhook in the Pacific Northwest. We have also expanded distribution of Appalachian Mountain Brewery, Cisco Brewers, and Wynwood Brewing Co. across their respective home markets of North Carolina, New England, and South Miami.

Separate from our A-B wholesalers, we maintain an internal independent sales and marketing organization with resources across the key functions of brand management, field marketing, field sales, and national retail sales.

We operate in two segments: Beer Related operations and Brewpubs operations. Beer Related operations include the brewing, and domestic and international sales, of craft beers and ciders from our breweries. Brewpubs operations include our five brewpubs, three of which are located adjacent to our Beer Related operations, other merchandise sales, and sales of our beers directly to customers.

Industry Background

We are one of the top six brewers in the craft brewing segment of the U.S. brewing industry. The domestic beer market includes ales and lagers produced by large domestic brewers, international brewers and craft brewers. As the overall domestic market experienced a decrease in shipments of 1.3% in 2017, the craft beer segment began to show signs of a slowdown. Shipments of craft beer in the U.S. are estimated by industry sources to have increased by only 1.4% in 2017 over 2016, compared to a 7% increase in 2016 over 2015. Of total beer shipped in the U.S., craft beer shipments were approximately 14.2% in 2017 and 13.9% in 2016. Approximately 29.2 million barrels and 28.8 million barrels, respectively, were shipped in the U.S. by the craft beer segment during 2017 and 2016, while total beer sold in the U.S., including imported beer, was 204.9 million barrels and 207.7 million barrels, respectively. Compared with the other segments of the U.S. brewing industry, craft brewing is a relative newcomer. Twenty years ago, Redhook and Widmer Brothers Brewery were two of the approximately 200 craft breweries in operation. By the end of 2017, the number of craft breweries in operation had grown to more than 6,000. Industry sources estimate that craft beer produced by regional and national craft brewers, similar to us, accounts for approximately two-thirds of total craft beer sales, with one-third of the production brewed by smaller craft breweries.

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

Business Strategy

At Craft Brew Alliance, we believe we have an advantaged strategy to sustain long-term growth in today’s increasingly complex beer market.

The central elements of our business strategy include:

•
Continue to focus on strengthening the topline, driving our Kona Plus portfolio strategy, supporting our strong regional craft brands in their home markets, and unlocking the potential of Kona as a global lifestyle brand in key international beer markets.

•	Strengthening the core health of our business, through improving our cost structure and financial management and expanding gross margins.

•	Actualizing the future, through leveraging CBA’s enhanced partnership agreements with Anheuser-Busch to drive growth, value and cost savings, while continuing to invest in our talent and culture.

Key Differentiators

Following are key differentiators that create competitive advantage for CBA in today’s rapidly evolving craft beer segment.

•
A distinctive portfolio of authentic craft beer brands with rich stories that are rooted in their local communities, including Widmer Brothers, Redhook Brewery, and Kona Brewing Company, bold new trailblazers Omission Beer and Square Mile

Index

Cider Company, as well as strong regional craft partners Appalachian Mountain Brewery, Cisco Brewers, and Wynwood Brewing Co.

•
A national brewing footprint that allows us to get our beers to market faster, fresher and more efficiently. We have significant flexibility to fully leverage the specific strengths of our distinct breweries and operations. Additionally, we guarantee the quality and consistency of all of our products through fine-tuned processes designed to ensure that everything, from brewing to quality-assurance to warehousing and distribution, meets our high standards. We believe that maximizing production under our direct supervision and through accomplished and expert partners is critical to our success. Further, we believe that our ability to engage in ongoing product innovation while controlling product quality provides critical competitive advantages. Each of our breweries is modern, has flexible production capabilities, and is designed to produce beer in smaller batches compared to the national domestic brewers, thereby allowing us to brew a wide variety of brand offerings. We believe that our investment in brewing and logistics technologies enables us to minimize brewery operating costs and consistently produce innovative beer styles.

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

Brand Overview

Our portfolio includes our owned brands, Kona Brewing Company, Widmer Brothers Brewing, Redhook Brewery, Omission Beer and Square Mile Cider Company, along with partner brands Appalachian Mountain Brewery, Cisco Brewers and Wynwood Brewing Co.

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

Below is an overview of our five owned brands:

Kona Brewing Company
Kona Brewing Company was started in Kailua-Kona on the Island of Hawaii in the spring of 1994 by father and son team Cameron Healy and Spoon Khalsa, who had a dream to create fresh, local island brews made with spirit, passion and quality.

Today, Kona is Hawaii’s largest and favorite craft brewery, known for top-selling flagship beers Longboard Island Lager and Big Wave Golden Ale and award-winning innovative small-batch beers available across the Islands. The Hawaii born and Hawaii-based craft brewery prides itself on brewing the freshest beer of exceptional quality closest to market. This helps to minimize its carbon footprint by reducing shipping of raw materials, finished beer and packaging materials.

Kona Brewing Company has become one of the top craft beer brands in the world, while remaining steadfastly committed to its home market through a strong focus on innovation, sustainability and community outreach.

Widmer Brothers Brewing
Widmer Brothers Brewing was founded in 1984 in Portland, Ore. Brothers Kurt and Rob Widmer, with help from their dad, Ray, helped lead the Pacific Northwest craft beer movement when they began brewing unique interpretations of traditional German beer styles. In 1986, Widmer Brothers Brewing introduced the original American-style Hefeweizen, which elevated the brewery to national acclaim. Since then, Hefe has grown to become Oregon’s favorite craft beer and the brewery has continued to push the boundaries, developing beers with an unapologetic, uncompromised commitment to innovation.

The brewery currently brews a variety of award-winning beers including Hefe, Upheaval IPA, Drop Top Amber Ale, a full seasonal lineup, and the new Portland Pub Series, which includes Russell Street IPA, PDX Pils, and Steel Bridge Porter.

Index

Redhook Brewery
Redhook was born out of the entrepreneurial spirit of early 1980s in the heart of Seattle. While the term didn’t exist at the time, Redhook became one of America’s first craft breweries with its focus on creating a better beer. From a modest start in a former transmission shop in the Seattle neighborhood of Ballard, to a Fremont trolley barn that housed The Trolleyman brewpub, to its current breweries in Seattle, Wash., and Portsmouth, N.H., Redhook has become one of America’s most recognized craft breweries.

Redhook opened Brewlab, an experimental 10-barrel brewery and pub in the Capitol Hill neighborhood of Seattle in 2017.
Redhook’s beer lineup includes Big Ballard IPA, Bicoastal IPA, ESB, Long Hammer IPA and a variety of seasonal beers, including My Oh My Caramel Macchiato Milk Stout, Tangelic Halo Tangerine IPA, Winterhook, and more. Redhook beers are available on draught and in bottles and cans around the country.

Omission Beer
Founded in 2012, Omission Brewing Co. is the first craft beer brand in the U.S. focused exclusively on brewing great-tasting beers with traditional beer ingredients, including malted barley, that are specially crafted to remove gluten. Each batch of Omission Beer is tested independently using the R5 competitive ELISA test to ensure that it contains gluten levels below the U.S. FDA gluten-free standard of 20ppm or less. Omission’s line up of beers is the most awarded within the gluten reduced segment, and includes Omission Lager, Omission Pale Ale, Omission IPA and, most recently, Omission Ultimate Light Golden Ale.

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

We also have brewing and distribution arrangements with the following three partner brands:

Appalachian Mountain Brewery
Nestled in the High Country of North Carolina, Appalachian Mountain Brewery, LLC, is Boone, NC’s Beer Pioneer. The brewery is dedicated to making seriously delicious craft beer while focusing its business model on community, sustainability and philanthropy. Their 501(c)3 We Can So You Can and Pints for Non-Profits programs support local organizations that are dedicated to enriching the land, water, air and people of the High Country. Appalachian Mountain Brewery has earned numerous awards for its innovative craft beers and ciders, including Boone Creek Blonde Ale, which won a Gold Medal at the U.S. Open Beer Championships in 2015 and a Gold Medal at the 2017 Great American Beer Festival Competition. The brewery’s core portfolio also includes Long Leaf IPA, Spoaty Oaty Pale Ale, and Porter, which was a gold medal winner at the 2015 Great International Beer and Cider Competition.

Cisco Brewers
Located near Cisco Beach on the island of Nantucket, Cisco Brewers is Nantucket’s first craft brewery. Founded by hard-working, entrepreneurial islanders who began selling beer from their outdoor brewery in 1995, Cisco has carved out its own special place on Nantucket where they tough out the winters to celebrate the summers. Over the years they’ve attracted a cult following with visitors to the island and open the door to anyone willing to make the trek. Named a top travel destination by Time Magazine, Huffington Post and Travel & Leisure, Cisco’s brewery is a common ground where people from all walks of life connect over classic and approachable craft beers like Whale’s Tale Pale Ale, Grey Lady Ale, Indie IPA, and Sankaty Light Lager.

Wynwood Brewing Co
Wynwood Brewing Company is Miami’s first craft production. Family owned and operated, Wynwood is committed to bringing fresh, delicious, and creative beers to thirsty South Floridians and tourists alike. They operate a 15-barrel brewhouse and taproom in the heart of the Wynwood Art District and distribute a variety of year-round, seasonal and limited beer offerings throughout South Florida, including flagship La Rubia Blonde Ale.

Developments in Brands and Packaging

Our recent brand and packaging developments include:

Kona Brewing
In 2017, Kona Brewing Co. continued to capitalize on the IPA craft trend with the national launch of its Island-inspired, tropical flavored, Hanalei Island IPA, which ended the year in the top 5 of all new craft brands in the U.S. as measured by Nielsen.

Index

As with all of Kona’s beers, Hanalei Island IPA is named for a specific place in Hawaii, Hanalei Bay in Kauai, and evokes the spirit of Hawaii with distinctive local ingredients. Brewed with Hawaii’s beloved POG (pineapple, orange and guava) juice, Hanalei Island IPA is a coppery, laidback, session-style ale with tropical flavors and just 4.5% alcohol by volume ("ABV"). 2017 represented the eighth consecutive year of double-digit growth for Kona, including its flagships Big Wave, which grew depletions by 23% over 2016, and Longboard Lager, with distribution across all 50 states and approximately 30 international markets.

Widmer Brothers Brewing
In 2017, Widmer Brothers increased its focus behind the brewery’s flagship Hefe, which is the best-selling craft beer in Oregon, with the launch of a new Hefe varietal series. The series included three varieties of Hefe, Hopfruit, Hefe Berry Lime, and Hefe Twisted Citrus. Over the summer of 2017, Widmer Brothers also brought back its 100 Days of Hefe event series, with more than 100 events held in and around the Portland metro area.

Building on the success of its new 10-barrel innovation brewery that opened in 2016, Widmer Brothers opened a beer garden adjacent to its brewpub in North Portland, where guests could enjoy the latest small-batch and experimental beers while looking out across to Portland’s west hills. In March 2017, Widmer Brothers added PDX Pils to its year-round portfolio of award-winning packaged beer, making the hoppy Pilsner available in six packs and on draft throughout Oregon and Washington. And, in the summer of 2017, Widmer Brothers brought back a long-time fan favorite, Drifter Pale Ale, in six packs as its new summer seasonal.

As part of its ongoing commitment to support its hometown, Widmer Brothers launched Pints for Portland in 2017, a new program that builds on the brewery’s more than 30 years of local community giving. Each month, Widmer Brothers partners with a different local non-profit and hosts a fundraising event at its pub and donates proceeds from beer and retail merchandise sales to support the organization’s work.

Redhook Brewery
In 2017, Redhook completed a major milestone by launching a new innovation brewery and pub in the heart of the city where it was born.  Redhook’s Brewlab is located in the historic Pike Motorworks building in the vibrant Capitol Hill neighborhood of Seattle, WA. For the Brewlab launch in summer 2017, Redhook debuted 16 different collaboration beers created by Innovation Brewer Nick Crandall in partnership with Pacific Northwest craft breweries, reinforcing Redhook’s commitment to ongoing experimentation and innovation. At the heart of Redhook Brewlab is a high efficiency brewing system that gives us the flexibility to brew hundreds of different specialty beers using less water and less energy than most breweries.

In 2017, Redhook introduced the first beer from our limited release series, Bicoastal IPA, a full bodied IPA with Tropical Citra, Chinook, Eureka, Mosaic and Azacca hops. Redhook also released Big Ballard Imperial IPA, a bold, cult classic IPA with 8.6% ABV. A long-time pub favorite, Big Ballard launched in 6-packs to huge success, and became the #1 new local craft beer in Washington in 2017. Additionally, we released a new Hoppy Hook Pack, featuring Long Hammer IPA, Big Ballard Imperial IPA, American Pale Ale, and Bicoastal IPA. Redhook also launched Purple and Gold Long Hammer IPA, as a limited release special to celebrate our partnership as the official craft beer of University of Washington Athletics.

Omission Beer
Omission Beer remains the market leader in the gluten-removed beer category. In early 2017, Omission added a new national beer to its portfolio, which includes Omission IPA, Omission Lager,  and Omission Pale Ale. With only 5 carbs and 99 calories, Omission’s new gluten-removed Ultimate Light Golden Ale addresses the consumer trend towards healthier options that fit with an active lifestyle. Omission launched new packaging in 2017, featuring a bold bright design, and rolled out its newest brand, Ultimate Light, in 12oz cans in four US test markets, Austin, Boston, Denver, and Phoenix.

Square Mile Cider Company
In 2017, Square Mile Cider Company continued to focus on distribution in 12 states. The brand, which finds its inspiration from the pioneering spirit of the original Oregon pioneers, continues to offer two year-round varieties: The Original, a classic American hard cider; and Spur & Vine, a hopped version of the classic American hard cider, with the addition of Citra and Galaxy hops. In 2017, we released a new seasonal, Rosé Cider, a drier apple cider with the addition of rose hips and hibiscus for a rosé flavor and a pink hue.

Index

Brewing Operations

Brewing Facilities
We use highly automated brewing equipment at our owned production breweries and three small-batch innovation breweries. As of December 31, 2017, our total owned production capacity was 855,000 barrels. Our breweries include:

•
Oregon Brewery. Our Oregon Brewery is our largest capacity production brewery, which has an annual capacity of 630,000 barrels. At the end of 2017, we completed several phases of an expansion to increase capacity and flexibility, while also driving higher efficiency as part of our commitment to sustainability. In 2017, we implemented a CO2 recovery system to capture and repurpose CO2 naturally produced during the brewing process.

•
New Hampshire Brewery. Our New Hampshire Brewery utilizes a 100-barrel brewing system, with an annual capacity of 215,000 barrels, and uses an anaerobic waste-water treatment facility with power co-generation that completes the process cycle.

•
Hawaiian Brewery. Our Hawaiian Brewery utilizes a 25-barrel brewing system, with an annual capacity of 10,000 barrels, and a 229-kilowatt photovoltaic solar energy generating system to supply approximately 50 percent of its energy requirements through renewable energy. In 2017, we continued to make progress on construction of a new 100,000-barrel brewery near our existing brewery and pub in Kona. The new brewery, which is being built with best-in-class sustainability and innovation, is scheduled to go online in the first quarter of 2019.

•
Innovation Breweries. In 2017, we built a new 10-barrel small-batch innovation brewery for Redhook in Seattle. The heart of the new brewery is a High Efficiency Brewing System that uses a mash filter press, allowing us to use significantly less water and energy than a typical brewery. The brewery’s flexibility enables Redhook to produce hundreds of different beer recipes that can be tested in the pub and scaled for larger production based on popularity. Our Portland 10-barrel innovation brewery and New Hampshire 3-barrel innovation brewery continued to focus on producing limited-release, small batch beers for the local markets.

In addition to our owned brewing capacity, we transitioned production volume into A-B’s Fort Collins, Colo. brewery as part of a brewing agreement with ABCS. This partnership, which began in 2016, allows us to produce up to 300,000 barrels at this location annually.

Packaging
We package our craft beers in cans, bottles and kegs. All of our production breweries, with the exception of the Hawaiian Brewery, have fully automated bottling and keg lines and our Portsmouth brewery added a can line in 2017. The bottle fillers at all of the breweries utilize a carbon dioxide environment during bottling, ensuring that minimal oxygen is dissolved in the beer and extending the beer’s shelf life. Additionally, we implemented a CO2 reclamation system in our Portland brewery in 2017 that allows us to capture and repurpose naturally produced CO2, which eliminates the need to purchase CO2 for packaging. We offer an assortment of packages to highlight the unique characteristics of each of our beers and to provide greater opportunities for customers to drink our beers in more locations and at more events and occasions, matching the active lifestyles and preferences of our consumers. Additionally, in our Portland Widmer Brothers brewpub, Hawaii brewpub and Seattle brewpub, we package our small-batch and innovation beers for consumers in crowlers.

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

Index

Contract Brewing
We enter into contract brewing arrangements in an effort to absorb excess capacity under which we produce beer in volumes and per specifications as designated by the arrangements.

During 2017, we shipped 17,700 barrels under contract brewing arrangements, compared to 26,700 barrels in 2016 and 36,800 in 2015.

Brewpubs Operations

We own and operate five brew-pub restaurants and retail stores that support consumer awareness and research and development. Our five brewpub restaurants allow us to interact directly with over 1.5 million consumers annually in our home markets, which creates a sense of brand loyalty. Our brewers are continually experimenting with different varieties of hops and malts in all styles of beer, and our brewpubs allow us to bring those beers to market in test-size batches in order to evaluate their potential prior to releasing them on a wider basis.

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

We distribute in all 50 states, pursuant to a master distributor agreement with A-B that allows us access to A-B’s national distribution network. For additional information regarding our relationship with A-B, see “Relationship with Anheuser-Busch, LLC” below. Management believes that our competitors in the craft beer segment generally negotiate distribution relationships separately with wholesalers in each locality and, as a result, typically distribute through a variety of wholesalers representing differing national beer brands with uncoordinated territorial boundaries.

In 2017 and 2016, we sold approximately 654,200 barrels and 693,300 barrels, respectively, to the wholesalers in A-B’s distribution network, accounting for 87.4% and 89.4%, respectively, of our shipment volume for the corresponding periods.

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

We advertise and promote our products through an assortment of media, including television, radio, billboard, print and social media, including Facebook, Twitter and Instagram, in key markets and by participating in cooperative programs with our wholesalers. We believe that the financial commitment by the distributor helps align the distributor’s interests with ours, and the distributor’s knowledge of the local market results in an advertising and promotion program that is targeted in a manner that will best promote our products.

Our breweries also play a significant role in increasing consumer awareness of our products and enhancing our image as a craft brewer. Thousands of visitors take tours at our breweries each year and all of our production breweries have a retail restaurant or pub where our products are served. In addition, several of the breweries have meeting space that the public can rent for business meetings, parties and holiday events, and that we use to entertain and educate wholesalers, retailers and the media about our products. At our brewpubs, we sell various items of apparel and other merchandise bearing our trademarks, which creates further awareness of our beers and reinforces our brand image. To further promote retail canned and bottled product sales, and in response to local competitive conditions, we regularly recommend that wholesalers offer discounts to retailers in most of our markets.

Index

Relationship with Anheuser-Busch, LLC

As a significant element of our business operations, we have entered into various contractual relationships with A-B as described in more detail below. With regard to agreements with A-B or one of its affiliates that provide for the payment of fees or other compensation in exchange for products or services, due to the related party nature of the agreements, the contract pricing may not be commensurate with amounts that an independent market participant would pay.

Distributor Agreement
The Master A-B Distributor Agreement (the "A-B Distributor Agreement"), as amended in August 2016, provides for the distribution of our brands, as well as those of AMB, Cisco, and Wynwood, in all states, territories and possessions of the United States, including the District of Columbia and, except with respect to Kona beers, all U.S. military, diplomatic, and governmental installations in a U.S. territory or possession. Under the A-B Distributor Agreement, we have granted A-B the right of first refusal to distribute our products, including any internally developed new products, but excluding new products that we may acquire. We are responsible for marketing our products to A-B’s wholesalers, as well as to retailers and consumers.

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

A-B also has the right to deliver a revocation notice and reinstitute the terms of the A-B Distributor Agreement as they existed prior to August 23, 2016, following a “change of control event” that occurs or for which a definitive agreement is entered into prior to August 23, 2019, and is subsequently completed. A “change of control event” includes, with certain exceptions, (i) the acquisition by a person or group of beneficial ownership on a fully diluted basis of 50% or more of our equity securities (or the equity securities of the surviving entity in any merger, consolidation, share exchange or other business combination involving us), (ii) a change in the composition of our board of directors during any consecutive 12-month period such that the incumbent directors cease to constitute at least a majority of the board of directors, or (iii) the completion of a sale, lease, exchange, or other transfer of (A) the Kona brand or (B) 50% or more of our assets based on fair market value. A-B would have a similar revocation right upon the earliest to occur of (x) our rejection of a “qualifying offer” by A-B, (y) the completion of a transaction implementing A‑B’s qualifying offer, and (z) our failure to enter into a definitive transaction agreement with A-B within 120 days following receipt of A-B’s qualifying offer, with certain exceptions. A “qualifying offer” means an offer or proposal on customary terms and conditions, with certain exceptions, made by A-B (or one of its affiliates) for the acquisition of all of our outstanding common stock not owned by A-B or its affiliates, for an aggregate value (subject to adjustment for changes in capitalization) of (a) until August 23, 2017, at least $22.00 per share, (b) from August 24, 2017 through August 23, 2018, at least $23.25 per share, and (c) beginning August 24, 2018, at least $24.50 per share.

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

Under the terms of the International Distribution Agreement, with respect to our exported products produced by us, ABWI will pay us our costs of production plus reasonable out-of-pocket expenses relating to export shipment costs. Additionally, ABWI will pay us an international royalty fee based on volume of our products sold by ABWI, equal to either $40 per barrel or $30 per barrel,

Index

depending on certain factors described in the International Distribution Agreement, which royalty fee will be subject to escalation annually, beginning in calendar year 2018, on the terms described in the International Distribution Agreement. In addition, for calendar year 2016, 2017 and 2018, ABWI has paid or will pay us one-time fees of $3.0 million, $5.0 million and $6.0 million, respectively. The sum of the fees is recognized in Beer Related Net sales on a straight-line basis over the 10-year contract term, while the fees are collected in the first quarter of the year following the applicable calendar year.

The International Distribution Agreement contains specified termination rights, including, among other things, the right of either party to terminate the International Distribution Agreement if (a) the other party fails to perform any material obligation under the International Distribution Agreement, subject to certain cure rights or (b) the Brewing Agreement (as defined below) is terminated pursuant to certain specified provisions thereof. In addition, ABWI has the right to terminate the International Distribution Agreement upon 90 days’ prior written notice to us following (i) a “change of control event” (as defined above) that occurs or for which a definitive agreement is entered into prior to August 23, 2019, and is subsequently completed, or (ii) the earliest of (x) our rejection of a “qualifying offer” (as defined above), (y) the completion of a transaction implementing a qualifying offer, and (z) our failure to enter into a definitive transaction agreement within 120 days following receipt of a qualifying offer, with certain exceptions (each of the foregoing subclauses (x) through (z), a “qualifying offer lapse”). Following termination of the International Distribution Agreement due to a qualifying offer lapse, or any change of control event, ABWI shall have the right to purchase the international distribution rights for each of our brands then being distributed under the International Distribution Agreement at the fair market value of such rights, and on otherwise customary terms and conditions, as set forth in the International Distribution Agreement.

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

Contract Brewing Arrangements
On August 23, 2016, we entered into a Contract Brewing Agreement (the “Brewing Agreement”) with A-B Commercial Strategies, LLC (“ABCS”), an affiliate of A-B, pursuant to which ABCS will brew, bottle and package up to 300,000 barrels of our mutually agreed products annually, in facilities owned by ABCS within the United States, for an initial term through December 31, 2026. Production of CBA's products in ABCS’s brewery in Fort Collins, Colorado, began in the second quarter of 2017. We share equally with ABCS in any cost savings arising from the Brewing Agreement, provided that our cost savings will equal at least $10.00 per barrel on an aggregate basis, following certain adjustments as set forth in the Brewing Agreement. The Brewing Agreement provides specified termination rights, including, among other things, the right of either party to terminate the Brewing Agreement if (i) the other party fails to perform any material obligation under the Brewing Agreement, subject to certain cure rights, (ii) the International Distribution Agreement (as defined above) is terminated pursuant to certain specified provisions thereof, or (iii) subject to certain conditions, if the Master Distributor Agreement (as defined above) is terminated pursuant to certain specified provisions thereof.

In addition, ABCS has the right to terminate the Brewing Agreement, upon 90 days’ prior written notice to us, following (i) a change of control event (as defined above) that occurs or for which a definitive agreement is entered into prior to August 23, 2019, and is subsequently completed, or (ii) the earliest to occur of (x) our rejection of a “qualifying offer” (as defined above), (y) the completion of a transaction implementing a qualifying offer, and (z) our failure to enter into a definitive transaction agreement within 120 days following receipt of a qualifying offer, with certain exceptions.

On January 30, 2018, we also entered into a Contract Brewing Agreement with Anheuser-Busch Companies, LLC (“ABC”), another A-B affiliate, pursuant to which we will brew, package, and palletize certain malt beverage products of A-B's craft breweries at our Portland, Oregon, and Portsmouth, New Hampshire breweries, as selected by ABC. Under the terms of this agreement, ABC will pay us a per barrel fee that varies based on the annual volume of the specified product brewed by us, plus (a) our actual incremental costs of brewing the product, and (b) certain capital costs and costs of graphics and labeling that we incur in connection with the brewed products. The agreement will expire on December 31, 2018, unless the arrangement is extended at the mutual agreement of the parties. The agreement also contains specified termination rights, including, among other things, the right of either party to terminate it if (i) the other party fails to perform any material obligation under the agreement or any other agreement between the parties, subject to certain cure rights, or (ii) the A-B Distributor Agreement is terminated.

Index

Exchange Agreement
We have also entered into an Amended and Restated Exchange and Recapitalization Agreement (the “Exchange Agreement”) with A-B, pursuant to which we have granted A-B certain contractual rights. The Exchange Agreement originally was entered into in 2004 as part of a recapitalization in which we redeemed preferred shares held by A-B in exchange for cash and the shares of our common stock currently held by A-B. A-B owned 6,069,047, or approximately 31.4%, of our outstanding shares of common stock at December 31, 2017.

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

On August 23, 2016, we entered into an amendment to the Exchange Agreement with A-B providing it with rights, following a “change of control event” or a “qualifying offer,” similar to those described above under “Distributor Agreement.”

Fees
We pay fees to A-B in connection with the sale of our products, including margin fees, invoicing, staging and cooperage handling fees, and inventory manager fees. In addition, our contract brewing arrangements call for the payment of fees to the respective brewing partner, and A-B pays us distribution costs and fees and royalty fees under the International Distribution Agreement.

See Note 18 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this report for additional information.

Relationship with Pabst Northwest Brewing Company

On January 8, 2016, we entered into brewing agreements ("the brewing agreements") with Pabst Northwest Brewing Company ("Pabst"), a subsidiary of Pabst Brewing Company, under which Pabst had the ability to brew selected Rainier Brewing Company and other brands at our brewery in Woodinville, Washington under a license agreement and was required to pay us contract brewing volume shortfall fees in each of 2016 and 2017 stemming from brewing volumes below committed levels. In conjunction with the brewing agreements, we also granted Pabst an option to purchase the Woodinville brewery and adjacent pub, as well as related assets, at any time prior to termination of the brewing agreements.

Effective May 1, 2017, we reached an agreement with Pabst to terminate the brewing agreements. Pabst's option to purchase the Woodinville brewery and adjacent pub was also terminated. Pabst paid us $2.7 million in connection with the termination of the brewing agreements and purchase option.

We deferred recognition of the termination payment in our financial statements until the fourth quarter of 2017 due to our potential obligation to pay Pabst up to $2.7 million if the Woodinville brewery was sold to a specified party, which did not occur. Of the $2.7 million, $1.7 million was recorded in Sales and $1.0 million was recorded in Selling, general and administrative expenses.

Seasonality

Our sales generally reflect a degree of seasonality, with the first and fourth quarters historically exhibiting low sales levels compared to the second and third quarters. Accordingly, our results for any particular quarter are not likely to be indicative of the results to be achieved for the full year.

Competition

We compete in the craft brewing market, as well as in the much larger alcoholic beverage market, which encompasses domestic and imported beers, flavored alcohol beverages, spirits, wine and ciders.

In 2017, the craft brewing industry continued to experience unprecedented change and competition, characterized by three trends: 1) the growing number and popularity of new local craft breweries that captured market share from established craft breweries, 2) continued acquisition and investment activity between craft brewers, large domestic and foreign brewers, and private equity firms, and 3) continued competitive pressure from international brewers, such as Crown, which target both domestic and craft beer drinkers. In 2017, according to industry sources, A‑B and MillerCoors accounted for almost 80% of total beer shipped in the

Index

U.S., excluding imports. In addition, A-B and MillerCoors continued to invest in smaller craft breweries and nurtured separate craft-focused divisions in an effort to capitalize on the growing craft beer segment and consumer demand for locally produced products.

Competition varies by regional market. Depending on the local market preferences and distribution, we have encountered strong competition from microbreweries, regional specialty brewers and several national craft brewers that include MillerCoors’ Tenth and Blake Beer Company division (“Tenth and Blake”), Constellation Brands, and A-B’s High End division. A-B’s High End division includes Goose Island, Blue Point Brewing, 10 Barrel Brewing Company, Elysian, Golden Road, Shock Top, Karbach Brewing and others. Because of the large number of participants and offerings in this segment, along with the accelerating consumer preference for local offerings, the competition for packaged product placements and especially draft beer placements has intensified. Although certain of these competitors distribute their products nationally and may have greater financial and other resources than we have, we believe that we possess certain competitive advantages. Our unique portfolio strategy combines strong national lifestyle brands with distinctive regional craft brands, supported by the scale and specialization of our production breweries, strategically distributed sales and marketing resources, and alignment within the A-B distribution network.

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

In response to the growth of the craft beer segment, the major domestic national brewers have invested in purchasing small craft breweries. The major national brewers, including Tenth and Blake through MillerCoors, and A-B High End brands through A-B, have significantly greater financial resources than we do and have access to a greater array of advertising and marketing tools to create product awareness of their offerings.

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

Competition for consumers of craft beers also comes from wine and spirits, which reflects today’s millennial consumers who typically drink across three alcoholic beverage categories in a single drinking occasion. Growth in this segment appears to be attributable to competitive pricing, television advertising, increased merchandising and greater consumer interest in local wine and craft spirits. Recently, the wine industry has been aided, on a limited basis, by its ability to sell outside of the three-tier system, allowing sales to be made directly to consumers. While the craft beer segment competes with wine and spirits, it also benefits from many of the same advantages enjoyed by wine and spirit producers, including consumers who allow themselves affordable luxuries in the form of high quality alcoholic beverages.

A significant portion of our sales continues to be in the Pacific Northwest and in California, which we believe are among the most competitive craft beer markets in the U.S., both in terms of number of participants and consumer awareness. We believe that these areas offer significant competition for our products, not only from other craft brewers but also from the growing wine market and from flavored alcohol beverages. Additionally, we are monitoring the impact of cannabis as more states legalize marijuana for retail sales. Our recent marketing efforts have been focused on promoting the national relevance of Kona as a leading lifestyle brand, the authenticity of our pioneering owned brands and the creativity of our partner brands, along with better segmenting our marketing strategies to communicate the attributes of our portfolio to our target consumers. We believe that our broad array of beers and brands enables us to offer an assortment of flavors and experiences that appeal to more people.

Segment and Enterprise-Wide Information

See Note 12 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this report for the required segment and enterprise-wide information.

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

The FDA issued a proposed rule in November 2015 on the use of “gluten-free” labeling for fermented and hydrolyzed foods and beverages that may affect our ability to market our Omission Beer as “crafted to reduce gluten.” The proposed rule is under review by the Office of Management and Budget and is now expected to become final in late 2018, although adoption may continue to be delayed under the current administration’s executive order to reduce regulations. See Item 1A. Risk Factors for additional information.

We operate our breweries under federal licensing requirements imposed by the TTB. The TTB requires the filing of a “Brewer’s Notice” upon the establishment of a commercial brewery and the filing of an amended Brewer’s Notice whenever there is a material change in the brewing or warehousing locations, brewing or packaging equipment, brewery ownership, or officers or directors. Our operations are subject to audit and inspection by the TTB at any time.

Management believes that we have all of the licenses, permits and approvals required for our current operations. Existing permits or licenses could be revoked if we fail to comply with the terms of such permits or licenses and additional permits or licenses may be required in the future for our current operations or as a result of expanding our operations.

The U.S. federal government has levied an excise tax of $18 per barrel on beer sold for consumption in the United States; however, brewers, such as us, that produce less than two million barrels annually have been taxed at $7 per barrel on the first 60,000 barrels shipped, with shipments above this amount taxed at the normal rate. Certain states also levy excise taxes on alcoholic beverages but are usually paid by the wholesaler. We pay excise taxes in states where we produce (Hawaii, Oregon, Washington, and New Hampshire).

In January 2017, the Craft Beverage Modernization and Tax Reform Act was introduced in both the U.S. Senate and the U.S. House of Representatives. In December 2017, this act was modified and included in the Tax Cuts and Jobs Act, which was signed into law and will provide small and regional brewers and small wineries significant excise tax relief effective January 1, 2018. The new law pertains to our operations in the following ways:

•	Beer: Reduced the federal excise tax to $3.50 per barrel on the first 60,000 barrels for domestic brewers producing fewer than 2 million barrels annually;

•	Beer: Reduced the federal excise tax to $16 per barrel on the first 6 million barrels for all other brewers and all beer importers; and

•
Cider: While the existing excise tax on hard cider did not change from $0.226 per gallon, the new laws expanded the small producer tax credit for hard cider to $0.062 on the first 30,000 gallons for an effective rate of $0.164 per gallon; the tax credit on the next 100,000 gallons produced will be $0.056 for an effective rate of $0.17 per gallon; and producers like us who produce between 130,000 and 750,000 gallons will receive a $0.033 credit for an effective tax rate of $0.193 per gallon.

Currently, the changes in the Tax Cuts and Jobs Act are set to expire at the end of 2019. However, the Beer Institute, of which we are a member, and other industry groups support extending the relief embodied in the Tax Cuts and Jobs Act and making federal excise tax relief for all brewers and beer importers permanent. Excise taxes may be increased in the future by the federal government or any state government or both. In the past, increases in excise taxes on alcoholic beverages have been considered in connection with various governmental budget-balancing or funding proposals.

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

Index

Dram Shop Laws
The serving of alcoholic beverages to a person known to be intoxicated may, under certain circumstances, result in the server being held liable to third parties for injuries caused by the intoxicated customer. Our restaurants and brewpubs have addressed this issue by maintaining reasonable hours of operation and routinely performing training for personnel.

Trademarks

We have obtained U.S. trademark registrations for numerous products. Trademark registrations generally include brand names and logos and specific product names. The Kona Brewing Co., Widmer Brothers Brewing, Redhook, and Omission marks and certain other marks are also registered in various foreign countries. We regard our Kona Brewing Co., Widmer Brothers Brewing, Redhook, Omission, Square Mile and other trademarks as having substantial value and as being an important factor in the marketing of our products. We also have several similar international trademarks. We are not aware of any infringing uses that could materially affect our current business or any prior claim to the trademarks that would prevent us from using such trademarks in our business. Our policy is to pursue registration of our material trademarks in our markets whenever possible and to oppose vigorously any infringement of our trademarks.

Employees

At December 31, 2017, we employed approximately 665 people, including 310 employees in the brewpubs and retail stores, 140 employees in production, 130 employees in sales and marketing and 85 employees in corporate and administration. Included in the totals above are 170 part-time employees and 3 seasonal or temporary employees. None of our employees are represented by a union or employed under a collective bargaining agreement. We believe our relations with our employees to be good.

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
We compete in the highly competitive craft beer market, as well as in the much larger specialty beer category, which includes the imported beer segment and fuller-flavored beers offered by major brewers. We face increasing competition from producers of wine, spirits and flavored alcohol beverages offered by the larger brewers and spirit producers. We are also monitoring the impact of cannabis as more states legalize marijuana for retail sale. Increased competition could adversely affect our future sales and results of operations. See "Competition" in Part I, Item 1 of this report.

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

Index

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
If consumers become unwilling to accept our products or if general consumer trends cause a decrease in the demand for beer, including craft beer, our sales and results of operations would be adversely affected. There is no assurance that the craft brewing segment will experience growth in future periods. If the markets for wine, spirits or flavored alcohol beverages continue to grow, this could draw consumers away from the beer industry in general and our products specifically. Further, the alcoholic beverage industry has become the subject of considerable societal and political attention in recent years due to increasing public concern over alcohol-related social problems, including drunk driving, underage drinking and health consequences from the misuse of alcohol. In reaction to these concerns, steps may be taken to restrict advertising by beer producers, to impose additional cautionary labeling or packaging requirements, or to increase excise or other taxes on beer. Any such developments may have a significant adverse impact on our financial condition, operating results and cash flows.

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

If the FDA's proposed rule becomes final as written, the TTB’s policy may be superseded, which would have a significant impact on our ability to market and sell our Omission beers as “crafted to remove gluten” and negatively impact our operating results. The proposed rule is under review by the Office of Management and Budget and is now expected to become final in late 2018, although adoption may continue to be delayed under the current administration’s executive order to reduce regulations.

We may identify material weaknesses in our internal control over financial reporting in the future, which, if not remediated, could result in material misstatements in our financial statements.
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Management identified a material weakness in our internal control over financial reporting related to accounting for complex revenue transactions for the year ended December 31, 2016. As discussed in Item 9A, the material weakness has been remediated as of December 31, 2017. However, additional material weaknesses in our internal control environment may be identified in the future, which could result in material misstatements in our financial statement and a loss of investor confidence in the integrity of our financial reporting and other public disclosures, potentially

Index

triggering increased sales of our common stock and downward pressure on our stock price.

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
Most of our products are sold and distributed through A-B’s distribution network. If the A-B Distributor Agreement were terminated, we would be faced with a number of operational tasks, including establishing and maintaining direct contracts with the existing wholesaler network or negotiating agreements with replacement wholesalers on an individual basis, and enhancing our credit evaluation, billing and accounts receivable processes. Such an undertaking would require significant effort and substantial time to complete, during which the distribution of our products could be impaired.

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

Any disruption in the ability of the wholesalers, A-B, or us to distribute products efficiently due to any significant operational problems, such as widespread labor union strikes or the loss of a major wholesaler as a customer, could hinder our ability to get our products to retailers and could have a material adverse impact on our sales, results of operations and cash flows. A-B has been purchasing distributors in states where it is legally permissible, which could impact our distribution if the A-B relationship were to end. During 2017, 35% of our shipments were through A-B owned distributors.

Our investments in our sales and marketing infrastructure may negatively affect our financial results without increasing sales.
We intend to reinvest cost savings in selling, general and administrative expenses in our sales and marketing infrastructure, including increased spending to support our Kona brand. Also, beginning January 1, 2019, we will reinvest an additional $0.25 per case-equivalent in our sales and marketing efforts for our products. While we seek to design effective advertising and promotions to support our brands, these efforts may not lead to enhanced brand equity or higher sales in the long term.

Our agreements with A-B may limit our ability to engage in certain activities and investments.
The Exchange Agreement requires us to obtain A-B's consent prior to undertaking certain activities and investments. For example, we must obtain A-B's consent before acquiring another brewer if the purchase price exceeds $30 million or purchasing a non-brewing entity if the purchase price exceeds $2 million. If A-B opposes strategic or financial investments proposed by our management, A-B may decline to give its consent to activities or investments that our management believes are in the best interest of our shareholders.

A-B has an influential voice in decisions of the board of directors and shareholders.
A-B owns 31.4% of our outstanding common stock, making A-B our largest shareholder. In addition, under the Exchange Agreement, A-B may designate two nominees to our board of directors. These directors also participate on our audit, compensation, and nominating and governance committees as non-voting observers, and one of these directors participates on our strategic planning committee as a voting member. As a result, A-B has an influential voice in deliberations of the board of directors and shareholders. A-B and its affiliates also have the right to terminate our contract brewing arrangements and to rescind certain amendments to our other contracts with them upon the occurrence of certain events. See “Relationship with Anheuser-Busch, LLC” in Item 1. Business above for additional information.

Expansion of our Kona brewery may be subject to various risks, including cost overruns, construction delays, and inability to fully utilize additional production capacity, which may adversely affect our financial condition and results of operations.
During 2015, we held a ground-breaking ceremony on the site of a new, state-of-the-art brewing facility in Kailua-Kona, Hawaii, with an annual production capacity of 100,000 barrels at a total estimated cost of approximately $20 million. As with all projects of this magnitude, there is the potential risk of significant cost overruns, which could require us to increase our borrowing under our revolving credit facility or to find additional financing. We may also experience unforeseen construction delays, which could result in our inability to bring the new Kona brewery into production as scheduled, adversely affecting our results of operations

Index

and financial condition. In addition, if we do not achieve sufficient growth in product sales to absorb the increased production capacity, we may be unable to realize our goals for gross margin improvement, which would have a negative impact on our results of operations and return on investment.

We expect to continue to make strategic investments in improvements aimed at increasing the efficiency, capabilities and capacity of our breweries, improving our ordering and logistics systems, and enhancing the customer experience at our brewpubs. Failure to realize the anticipated benefits and generate adequate returns on such capital improvement projects may have a material adverse effect on our results of operations and cash flows.

Operating breweries at production levels substantially below their current designed capacities could negatively impact our financial results.
As of December 31, 2017, the annual working capacity of our breweries was approximately 855,000 barrels. Due to many factors, including seasonality and production schedules of various draft products and bottled products and packages, actual production capacity will rarely, if ever, approach full working capacity. We believe that capacity utilization of the breweries will fluctuate throughout the year, and even though we expect that capacity of our breweries will be efficiently utilized during periods when our sales are strongest, there likely will be periods when the capacity utilization will be lower. If we experience contraction in our sales and brewing volumes, the resulting excess capacity and unabsorbed overhead will have an adverse effect on our gross margins, operating cash flows and overall financial performance. We periodically evaluate whether we expect to recover the costs of our production breweries over the course of their useful lives. If facts and circumstances indicate that the carrying value of these long-lived assets may be impaired, an evaluation of recoverability will be performed by comparing the carrying value of the assets to projected future undiscounted cash flows along with other quantitative and qualitative analyses. If we determine that the carrying value of such assets does not appear to be recoverable, we will recognize an impairment loss by a charge against current operations, which could have a material adverse effect on our results of operations.

Our sales are concentrated in the Pacific Northwest, California and Hawaii.
Our sales in 2017 were concentrated in Washington, Oregon, California and Hawaii and, consequently, our future sales may be adversely affected by changes in economic and business conditions within these states. We also believe the Pacific Northwest and California are among the most competitive craft beer markets in the United States, both in terms of number of market participants and consumer awareness. The Pacific Northwest and California offer significant competition to our products, not only from other craft brewers, but also from the major domestic brewers, wine producers and flavored alcohol beverages.

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

Our gross margin may fluctuate.
Future gross margin may fluctuate and even decline as a result of many factors, including: product pricing levels; sales mix between draft and packaged product sales and within the various bottled product packages; level of fixed and semi-variable operating costs; level of production at our breweries in relation to current production capacity; availability and prices of raw materials, production inputs such as energy, and packaging materials; rates charged for freight; and federal and state excise taxes. The high percentage of fixed and semi-variable operating costs causes our gross margin to be particularly sensitive to relatively small changes in sales volume or price increases in the various components of our production and distribution.

We may be subject to litigation that could adversely affect our business and results of operations.
We may be subject to various types of litigation, including fair trade practice, product liability, and employment-related claims. Such litigation may be time consuming, distracting and costly, and could have a material adverse effect on our business and results of operations. See Note 17, "Commitments and Contingencies," in the Notes to Consolidated Financial Statements found in Part II, Item 8 of this report, for additional information related to legal proceedings.

Our ability to obtain key ingredients for our products, including hops and malt, is dependent on a number of factors, including competition from other brewers, weather, and the decisions of growers regarding which crops to grow.
We purchase most of our raw materials from U.S. brokers, many of which rely on foreign sources, particularly for malt. As a result, prices for these ingredients may be affected by foreign currency fluctuations. Also, as consumer preference for innovative

Index

craft beer products increases, the demand for new hop varietals has grown, and many breweries enter into multi-year contracts with growers. Adverse weather events may also reduce the supply of certain ingredients, many of which are grown in a limited number of geographic regions. There is no assurance that we will be able to obtain certain of our ingredients in a timely fashion to meet consumer demand, and our gross margin may be adversely affected if we are required to pay higher prices to obtain needed ingredients that are in high demand. Such factors may also result in lower sales of our products, which would have a negative effect on our financial results.

We may experience higher packaging costs and shipping costs, which could adversely affect our financial results.
Many of our packaging materials, particularly glass, are obtained from a single source. Although we believe alternative suppliers of packaging materials, including bottles, cans, carriers and labels, are available, a number of factors, including consolidation in the packaging industry and competition from other manufacturers in need of packaging materials, may result in supply shortages or higher prices, which could adversely affect our financial results. We have also seen recent increases in shipping costs for our products. While we are seeking to manage those costs through more efficient management of brewery operations and logistics, we may not be successful. We also may not be able to pass along increased costs through higher prices for our products, with a corresponding negative impact on our financial results.

Higher health care costs may have an adverse effect on our operating results.
We are self-insured with respect to health care expenses for our employees. During 2015, we experienced higher than average medical expense claims, which increased our Selling, general and administrative expenses. If we experience higher costs in the future, our operating results may be negatively affected.

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
In 2016, we entered into a contract brewing agreement with ABCS and, once fully optimized, anticipate producing up to 300,000 barrels of our beer at this facility annually. If production at this facility should be disrupted due to unforeseen circumstances, our ability to produce and ship sufficient quantities of our beer to meet demand in certain key geographic markets, particularly Texas and the southeastern United States, could be significantly impaired, resulting in decreased sales and a negative impact on our wholesaler relationships in those markets.

An increase in excise taxes could adversely affect our financial condition and results of operations.
The U.S. federal government currently levies an excise tax of $18 per barrel on beer sold for consumption in the United States. However, brewers, such as us, that produce less than two million barrels annually, are now taxed at $3.50 per barrel on the first 60,000 barrels shipped, with the remainder of the shipments taxed at $16 per barrel, due to the passage of the Tax Cuts and Jobs Act in December 2017. If the tax cut is not permanently extended, this new rate is scheduled to return to $7 per barrel for the first 60,000 barrels and $18 per barrel up to two million barrels annually in 2020. The individual states in which we operate also impose excise taxes on beer and other alcohol beverages in varying amounts. Federal and state legislators routinely consider various proposals to impose additional excise taxes on the production of alcoholic beverages, including beer. Any such increases in excise taxes, if enacted, would adversely affect our financial condition, results of operations, and cash flows.

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
Our business is highly regulated by federal, state, and local laws and regulations. These laws and regulations govern all aspects of the production and distribution of beer, including permitting, licensing, trade practices, labeling, advertising and marketing, distributor relationships and various other matters. A variety of federal, state and local governmental authorities also levy various taxes, license fees and other similar charges and may require bonds to ensure compliance with applicable laws and regulations. Noncompliance with such laws and regulations may cause the TTB or any particular state or jurisdiction to revoke its license or permit, restricting our ability to conduct business, or result in the imposition of significant fines or penalties. One or more regulatory authorities could determine that we have not complied with applicable licensing or permitting regulations or have not maintained the approvals necessary for us to conduct business within our jurisdiction. If licenses, permits or approvals necessary for our brewery or pub operations were unavailable or unduly delayed, or if any permits or licenses that we hold were to be revoked, or additional permits or licenses were required in the future, including as a result of expanding our operations, our ability to conduct business may be disrupted, which would have a material adverse effect on our financial condition, results of operations and cash flows.

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
We depend, in part, on our revolving line of credit with Bank of America, N.A. ("BofA"), to fund our operations and commitments for capital expenditures. This credit line expires in 2020. Our capital expenditures in 2018 are expected to range from $16 million to $19 million. A number of factors could cause us to incur increased borrowing costs and to have greater difficulty accessing public and private markets for debt. These factors include general economic conditions, disruptions or declines in the global capital markets, our financial performance or outlook, and credit. An adverse change in any or all of these factors may materially adversely affect our ability to fund our operations and contractual or financing commitments.

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
We have entered into strategic relationships with certain regional brewers, including Appalachian Mountain Brewery in North Carolina, Cisco Brewers in Massachusetts, and Wynwood Brewing Co. in Miami, Florida. These new relationships have added to the complexity of our operations, including brewing, packaging, marketing and selling their brands, with increased demands on our management team. There can be no assurance that we will be able to take full advantage of these strategic opportunities without experiencing unexpected costs, operating challenges or control deficiencies.

Acquisitions subject us to various risks, including risks relating to selection and pricing of acquisition targets, integration of acquired companies into our business and assumption of unanticipated liabilities.
We have acquired two craft brewers since 2008, as well as a 24.5% equity interest in Wynwood Brewing Company, LLC, in July 2017. We may pursue additional acquisitions or joint venture or investment opportunities. We cannot assure, however, that we will be able to identify or take advantage of such opportunities. If we do pursue such transactions, we may not realize the anticipated benefits. Acquisitions involve many risks, including risks relating to the assumption of unforeseen liabilities of an acquired business, adverse accounting charges resulting from the acquisition, and difficulties in integrating acquired companies into our business, both from a cultural perspective, as well as with respect to technological integration. Our inability to successfully integrate acquired businesses or manage joint ventures may lead to increased costs, failure to generate expected returns, or even a total loss of amounts invested, any of which could have a material adverse effect on our financial condition and results of operations.

Index

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

We may be subject to litigation that could adversely affect our business and results of operations.
We may be subject to various types of litigation, including fair trade practice, product liability, and employment-related claims. Such litigation may be time consuming, distracting and costly, and could have a material adverse effect on our business and results of operations. See Note 17, "Commitments and Contingencies," in the Notes to Consolidated Financial Statements found in Part II, Item 8 of this report, for additional information related to legal proceedings.

Any change in, or violation of, federal and state environmental regulations could adversely affect our operations.
Our brewing operations are subject to environmental regulations and local permitting requirements and agreements regarding, among other things, air emissions, water discharges and the handling and disposal of hazardous wastes. While we have no reason to believe the operation of our breweries violates any such regulation or requirement, if such a violation were to occur, or if environmental regulations were to become more stringent in the future, we may be adversely affected.

A small number of shareholders hold a significant ownership percentage of our common stock and uncertainty over their continuing ownership plans could cause the market price of our common stock to decline.
As noted above, A‑B has a significant ownership stake in us. In addition, three of our founders, together, beneficially own approximately 2.3 million shares, or 11.7%, of our common stock. Collectively, these two groups own 43.1% of our equity. All of these shares are available for sale in the public market, subject to volume, manner of sale and other requirements under the Securities Act of 1933. Such sales in the public market, or the perception that such sales may occur, could cause the market price of our common stock to decline.

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
As a result of the acquisition of Kona Brewing Company, we have recognized a significant increase in our total intangible assets, including goodwill. As of December 31, 2017, we had $28.9 million in an assortment of intangible assets, on a net basis, which represented nearly 13.8% of our total assets. If any circumstances were to occur, such as economic recession or other factors causing a reduction in consumer demand, or for any other reason we were to experience a significant decrease in sales growth, with a corresponding negative impact on our estimated cash flows associated with these assets, our analyses of these assets may conclude that a decrease in the fair value of these assets has occurred. In that event, we would be required to recognize a potentially significant loss on impairment of these assets. Any such impairment loss would be charged against current operations in the period of change and potentially have a material adverse effect on our results of operations.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We own and operate three highly-automated, small-batch production breweries: the Oregon Brewery, the New Hampshire Brewery, and the Hawaiian Brewery, as well as three small, innovation brewing systems in Portland, Oregon, Seattle, Washington and Portsmouth, New Hampshire. We lease the sites upon which the Hawaiian Brewery and Brewpubs, the New Hampshire Breweries and Brewpub, the Portland Innovation Brewery, and Oregon Brewpub are located, in addition to our office space and warehouse locations in Portland, Oregon for our corporate, administrative and sales functions. In 2014, we entered into a lease for space in

Index

Southern California for our national sales office, which expires in 2019. In 2015, we entered into a long-term land lease for the location of our new Kona brewery, which expires in 2064, and, in 2016 we entered into a lease for our new Redhook pub in Seattle, which expires in 2026. Certain of these leases are with related parties. See Notes 17 and 18 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this report for further discussion regarding these arrangements.

Certain information regarding our production breweries is as follows (capacity in thousands of barrels):

Production Breweries	Square Footage	Current Annual Capacity
Oregon Brewery	185,000	630
New Hampshire Brewery	125,000	215
Hawaiian Brewery	11,000	10
		855

Late in the fourth quarter of 2017, we completed several phases of an expansion to increase capacity and flexibility of our Oregon brewery which did not materially impact our overall capacity for 2017 and, in 2016, we broke ground on a new 100,000 barrel brewery near our existing brewery and pub in Kona, which is expected to be fully operational in the first quarter of 2019.

In 2016, we entered into a contract brewing agreement with A-B Commercial Strategies, LLC with the ability to have up to 300,000 barrels produced annually and, during the second quarter of 2017, production began in their facilities.

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

See Note 17, "Commitments and Contingencies," in the Notes to Consolidated Financial Statements found in Part II, Item 8 of this report, for additional information related to legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

Index

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ Stock Market (“NASDAQ”) under the trading symbol BREW. The table below sets forth, for the fiscal quarters indicated, the reported high and low closing sale prices of our common stock, as reported on NASDAQ:

2016	High	Low
Quarter 1	$9.02	$7.02
Quarter 2	11.52	7.56
Quarter 3	21.38	10.69
Quarter 4	18.52	13.60

2017	High	Low
Quarter 1	$17.25	$12.40
Quarter 2	17.45	12.25
Quarter 3	18.90	16.75
Quarter 4	19.80	17.15

We had 693 common shareholders of record as of March 1, 2018.

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

Equity Compensation Plans
Information regarding securities authorized for issuance under equity compensation plans is included in Part III, Item 12 of this report.

Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
We did not repurchase any of our common stock during the fourth quarter of 2017.

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

Total Return to Shareholders
(includes reinvestment of dividends)
COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN

	Base Period	Indexed Returns Year Ended
Company/Index	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Craft Brew Alliance, Inc.	$100.00	$272.76	$221.59	$139.04	$280.73	$318.94
NASDAQ Composite	100.00	160.32	181.80	192.21	192.21	264.99
S&P 500 Beverages Index	100.00	125.59	141.32	153.99	154.01	178.26

Index

Item 6.  Selected Financial Data

The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this report.

In thousands, except per share amounts	Year Ended December 31,
Statement of Operations Data	2017	2016	2015	2014	2013
Net sales (1)	$207,456	$202,507	$204,168	$200,022	$179,180
Cost of sales	142,198	142,908	141,972	141,312	128,919
Gross profit	65,258	59,599	62,196	58,710	50,261
Selling, general and administrative expenses(2)	60,463	59,224	57,932	53,000	46,461
Operating income	4,795	375	4,264	5,710	3,800
Interest expense and other income (expense), net	(754)	(681)	(546)	(611)	(537)
Income (loss) before provision for income taxes	4,041	(306)	3,718	5,099	3,263
Income tax provision (benefit)(3)	(5,482)	14	1,500	2,022	1,304
Net income (loss)	$9,523	$(320)	$2,218	$3,077	$1,959
Basic and diluted net income (loss) per share	$0.49	$(0.02)	$0.12	$0.16	$0.10
Shares used in basic per share calculations	19,284	19,225	19,152	19,038	18,923
Shares used in diluted per share calculations	19,447	19,225	19,175	19,126	19,042

	December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data
Cash and cash equivalents	$579	$442	$911	$981	$2,726
Working capital	38,005	13,082	8,933	6,380	4,437
Total assets	209,637	200,405	188,429	176,931	168,941
Current portion of long-term debt and capital leases	699	1,317	507	1,157	710
Long-term debt and capital leases, net of current portion	32,599	27,946	18,991	13,720	11,050
Other long-term obligations	14,764	19,844	19,057	18,068	16,958
Shareholders’ equity	130,791	119,661	118,738	115,417	111,232

(1)	Net sales in 2017 includes a $1.7 million fee from Pabst, related to the termination of the brewing agreements.

(2)
Selling, general and administrative expenses in 2017 includes a $1.0 million fee from Pabst related to the termination of a purchase option agreement, as well as, a $0.5 million impairment charge related to the sale of our Woodinville brewery.

(3)	The income tax benefit in 2017 includes a $6.9 million benefit related to the effect on our deferred tax assets and liabilities of a change in Federal income tax rates from 34% to 21%.

Index

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Craft Brew Alliance, Inc. ("CBA") is the sixth largest craft brewing company in the U.S. and a leader in brewing, branding, and bringing to market world-class American craft beers.

Our distinctive portfolio combines the power of Kona Brewing Company, a dynamic national craft beer brand, with strong regional breweries and innovative lifestyle brands, including Appalachian Mountain Brewery, Cisco Brewers, Omission Brewing Co., Redhook Brewery, Square Mile Cider Co., Widmer Brothers Brewing, and Wynwood Brewing Co. We nurture the growth and development of our brands in today’s increasingly competitive beer market through our state-of-the-art brewing and distribution capability, integrated sales and marketing infrastructure, and strong focus on partnerships, local community and sustainability.

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

Publicly traded on NASDAQ under the ticker symbol BREW, Craft Brew Alliance is headquartered in Portland, Oregon and operates breweries and brewpubs across the U.S. For more information about CBA and its brands, see “Available Information” on page 14 of this report.

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

Index

Following is a summary of our financial results:

	Net Sales	Net Income (Loss)	Number of Barrels Sold
2017	$207.5 million	$9.5 million	748,300
2016	$202.5 million	$(0.3) million	775,600
2015	$204.2 million	$2.2 million	824,400

Sale of Woodinville Brewery
See Notes 19 and 20 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this report for a discussion of the termination of our agreements with Pabst Brewing Company, LLC, and Pabst Northwest Brewing Company, LLC (collectively, "Pabst"), the determination in 2017 to classify our Woodinville brewery assets as held for sale and a $0.5 million impairment charge recorded related to the assets held for sale. The sale was completed in early 2018 (see Note 21 of Notes to Consolidated Financial Statements).

Agreements with Anheuser-Busch, LLC

On August 23, 2016, we entered into a Contract Brewing Agreement (the “Brewing Agreement”) with A-B Commercial Strategies, LLC (“ABCS”), an affiliate of A-B, pursuant to which ABCS has agreed to brew, bottle and package up to 300,000 barrels of our mutually agreed products annually, in facilities owned by ABCS within the United States, for an initial term through December 31, 2026. Production began at this facility in the second quarter of 2017.

In December 2015, we partnered with Ambev, the Brazilian subsidiary of Anheuser-Busch InBev SA, to distribute Kona beers in Brazil. On August 23, 2016, we also entered into an International Distribution Agreement (the “International Distribution Agreement”) with Anheuser-Busch Worldwide Investments, LLC (“ABWI”), an affiliate of A-B, pursuant to which ABWI will be our sole and exclusive distributor of our malt beverage products in jurisdictions outside the United States, subject to the terms and conditions of our agreement with our existing international distributor, CraftCan Travel LLC, and certain other limitations, in each case as set forth in the International Distribution Agreement. Unless terminated sooner, the International Distribution Agreement will continue in effect until December 31, 2026.

On August 23, 2016, we entered into Amendment No. 3 to the A-B Distributor Agreement. Pursuant to Amendment No. 3, the A-B Distributor Agreement was extended through December 31, 2028 (the “Term”). The existing margin fee structure of $0.25 per case-equivalent will apply throughout the Term. Without Amendment No. 3, beginning on January 1, 2019, a margin fee of $0.75 per case equivalent would have been payable by us under the A-B Distributor Agreement. Amendment No. 3 also provides that, beginning on January 1, 2019, we will reinvest an aggregate amount equal to $0.25 per case equivalent in sales and marketing efforts for our products, subject to specified terms and conditions.

On January 30, 2018, we entered into a Contract Brewing Agreement with Anheuser-Busch Companies, LLC (“ABC”), another
A-B affiliate, pursuant to which we will brew, package, and palletize certain malt beverage products of A-B's craft breweries during 2018 at our Portland, Oregon, and Portsmouth, New Hampshire, breweries as selected by ABC. Under the terms of this agreement, ABC will pay us a per barrel fee that varies based on the annual volume of the specified product brewed by us, plus (a) our actual incremental costs of brewing the product, and (b) certain capital costs and costs of graphics and labeling that we incur in connection with the brewed products.

For additional information, see Note 18 of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report.

Index

Results of Operations

The following table sets forth, for the periods indicated, certain information from our Consolidated Statements of Operations expressed as a percentage of Net sales(1):

	Year Ended December 31,
	2017	2016	2015
Sales	105.8%	106.5%	107.1%
Less excise tax	5.8	6.5	7.1
Net sales	100.0	100.0	100.0
Cost of sales	68.5	70.6	69.5
Gross profit	31.5	29.4	30.5
Selling, general and administrative expenses	29.1	29.2	28.4
Operating income	2.3	0.2	2.1
Interest expense	(0.3)	(0.4)	(0.3)
Other income (expense), net	—	—	—
Income (loss) before income taxes	1.9	(0.2)	1.8
Income tax provision (benefit)	(2.6)	—	0.7
Net income (loss)	4.6%	(0.2)%	1.1%

(1)	Percentages may not sum due to rounding.

Segment Information
Net sales, Gross profit and Gross margin information by segment was as follows (dollars in thousands):

	Year Ended December 31,
2017	Beer Related	Brewpubs	Total
Net sales	$179,830	$27,626	$207,456
Gross profit	$63,412	$1,846	$65,258
Gross margin	35.3%	6.7%	31.5%

2016
Net sales	$173,657	$28,850	$202,507
Gross profit	$55,667	$3,932	$59,599
Gross margin	32.1%	13.6%	29.4%

2015
Net sales	$176,343	$27,825	$204,168
Gross profit	$58,610	$3,586	$62,196
Gross margin	33.2%	12.9%	30.5%

Net Sales by Category
The following tables set forth a comparison of Net sales by category (dollars in thousands):

	Year Ended December 31,		Dollar Change	% Change
Sales by Category	2017	2016
A-B and A-B related(1)	$164,491	$167,725	$(3,234)	(1.9)%
Contract brewing and beer related(2)	27,430	19,052	8,378	44.0%
Excise taxes	(12,091)	(13,120)	1,029	(7.8)%
Net beer related sales	179,830	173,657	6,173	3.6%
Brewpubs(3)	27,626	28,850	(1,224)	(4.2)%
Net sales	$207,456	$202,507	$4,949	2.4%

Index

	Year Ended December 31,		Dollar Change	% Change
Sales by Category	2016	2015
A-B and A-B related(1)	$167,725	$177,380	$(9,655)	(5.4)%
Contract brewing and beer related(2)	19,052	13,376	5,676	42.4%
Excise taxes	(13,120)	(14,413)	1,293	(9.0)%
Net beer related sales	173,657	176,343	(2,686)	(1.5)%
Brewpubs(3)	28,850	27,825	1,025	3.7%
Net sales	$202,507	$204,168	$(1,661)	(0.8)%

(1)
A-B and A-B related includes domestic and international sales of our owned brands sold through A-B and Ambev, as well as non-owned brands sold pursuant to master distribution agreements, and the international distribution fees earned from ABWI.

(2)	Beer related includes international beer sales not sold through A-B or Ambev, as well as fees earned through alternating proprietorship agreements.

(3)	Brewpubs sales include sales of promotional merchandise and sales of beer directly to customers.

Shipments by Category
Shipments by category were as follows (in barrels):

Year Ended December 31,	2017 Shipments	2016 Shipments	Increase (Decrease)	% Change	Change in Depletions(1)
A-B and A-B related(2)	654,200	693,300	(39,100)	(5.6)%	(1)%
Contract brewing and beer related(3)	84,800	72,600	12,200	16.8%
Brewpubs	9,300	9,700	(400)	(4.1)%
Total	748,300	775,600	(27,300)	(3.5)%

Year Ended December 31,	2016 Shipments	2015 Shipments	Increase (Decrease)	% Change	Change in Depletions(1)
A-B and A-B related(2)	693,300	753,400	(60,100)	(8.0)%	—%
Contract brewing and beer related(3)	72,600	60,600	12,000	19.8%
Brewpubs	9,700	10,400	(700)	(6.7)%
Total	775,600	824,400	(48,800)	(5.9)%

(1)	Change in depletions reflects the year-over-year change in barrel volume sales of beer by our wholesalers to retailers.

(2)
A-B and A-B related includes domestic and international shipments of our owned brands distributed through A-B and Ambev, as well as non-owned brands distributed pursuant to master distribution agreements.

(3)	Beer related includes international shipments of our beers not distributed through A-B or Ambev.

The decrease in sales to A-B and A-B related in 2017 compared to 2016 was primarily due to a decrease in shipment volume as we continued to reduce our inventory levels at our wholesaler partners as part of our ongoing efforts to address slowing craft segment growth and the on-going inventory pressures facing distributors in today’s complex craft beer market, partially offset by an increase in average unit pricing. The decrease was also partially offset by $3.4 million of international distribution fees earned in 2017 compared to $1.2 million earned in 2016 related to our international distribution agreement with ABWI, which began in the third quarter of 2016.

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

Index

The average revenue per barrel on shipments of beer through the A-B distribution network increased by 2.4% in 2017 compared to 2016, and 2.0% in 2016 compared to 2015, primarily due to pricing increases and shifts in brand, package and geographic mix. Price changes implemented by us have generally followed craft beer market pricing trends. During 2017, 2016 and 2015, we sold 87.4%, 89.4% and 91.4%, respectively, of our beer through A‑B at wholesale pricing levels.

The increase in contract brewing and beer related sales in 2017 compared to 2016 was primarily due to an increase in our alternating proprietorship volume and an increase in international shipments of our beers not distributed through A-B or Ambev. Contract brewing shortfall and termination fees earned from Pabst were $3.4 million in 2017 compared to a contract brewing shortfall fee of $1.6 million in 2016. In addition, we had a slight increase in our contract brewing volume in 2017 compared to 2016.

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

Brewpubs sales decreased in 2017 compared to 2016, primarily as a result of decreased guest counts across our mainland brewpubs, partially offset by an increased guest count at our Kona brewpub on the big island of Kailua-Kona in Hawaii and the opening of our newest brewpub, Redhook Brewlab, in Seattle, Washington. Our Woodinville brewpub closed at the end of 2017.

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

Excise taxes vary directly with the volume of beer shipped.

Shipments by Brand
The following table sets forth a comparison of shipments by brand (in barrels):

Year Ended December 31,	2017 Shipments	2016 Shipments	Increase (Decrease)	% Change	Change in Depletions
Kona	424,600	397,400	27,200	6.8%	10%
Widmer Brothers	123,300	148,100	(24,800)	(16.7)%	(16)%
Redhook	94,200	127,200	(33,000)	(25.9)%	(24)%
Omission	44,000	42,900	1,100	2.6%	(2)%
All other(1)	44,500	33,300	11,200	33.6%	17%
Total(2)	730,600	748,900	(18,300)	(2.4)%	(1)%

Year Ended December 31,	2016 Shipments	2015 Shipments	Increase (Decrease)	% Change	Change in Depletions
Kona	397,400	352,100	45,300	12.9%	17%
Widmer Brothers	148,100	175,700	(27,600)	(15.7)%	(17)%
Redhook	127,200	185,900	(58,700)	(31.6)%	(23)%
Omission	42,900	51,500	(8,600)	(16.7)%	(11)%
All other(1)	33,300	22,400	10,900	48.7%	70%
Total(2)	748,900	787,600	(38,700)	(4.9)%	—%

(1)
All other includes the shipments and depletions from our Square Mile and Resignation brand families, as well as the non-owned Cisco Brewers, Appalachian Mountain Brewing and Wynwood Brewing brand families, shipped by us pursuant to distribution agreements.

(2)	Total shipments by brand include international shipments and exclude shipments produced under our contract brewing arrangements.

Index

The increase in our Kona brand shipments in 2017 compared to 2016 was due to increases in both in domestic and international shipments, primarily led by demand for Hanalei Island IPA and Big Wave Golden Ale, partially offset by a decline in Castaway IPA.

The increase in our Kona brand shipments in 2016 compared to 2015 was primarily due to increases in domestic and international shipments, primarily led by demand for Big Wave Golden Ale.

The decrease in our Widmer Brothers brand shipments in 2017 compared to 2016 was led by a decrease in Hefeweizen brand shipments, primarily due to a continued strategic focus on the home market of Oregon, partially offset by the release of Drifter and the Hefe Fruit variety pack.

The decrease in our Widmer Brothers brand shipments in 2016 compared to 2015 was primarily due to a strategic decision to focus on the home market of Oregon, led by decreases in Hefeweizen brand shipments.

The decrease in our Redhook brand shipments in 2017 compared to 2016 was primarily due to a continued strategic focus on the home market of Washington, led by a decline in Longhammer IPA and ESB brand shipments, partially offset by higher demand for Big Ballard IPA and the release of Bicoastal IPA.

The decrease in our Redhook brand shipments in 2016 compared to 2015 was primarily due to a strategic decision to focus on the home market of Washington, led by decreased shipments of Longhammer IPA and ESB.

The increase in our Omission brand shipments in 2017 compared to 2016 was primarily led by increased demand for our new brand Omission Ultimate Light, which was introduced in the first quarter of 2017, offset by a decrease in Omission Pale Ale.

The decrease in our Omission brand shipments in 2016 compared to 2015 was primarily due to lower demand for the Pale Ale style.

The increase in our All other shipments in 2017 compared to 2016 was primarily due to an increase in shipment volumes related to our distribution agreements with Wynwood Brewing, Cisco Brewers and Appalachian Mountain Brewing.

The increase in our All other shipments in 2016 compared to 2015 was primarily due to an increase in shipment volumes related to our new distribution agreements with Cisco Brewers and Appalachian Mountain Brewing, partially offset by decreases in our Resignation and Square Mile brand families.

Shipments by Package
The following table sets forth a comparison of our shipments by package, excluding contract brewing shipments produced under our contract brewing arrangements (in barrels):

Year Ended December 31,	2017		2016		2015
	Shipments	% of Total	Shipments	% of Total	Shipments	% of Total
Draft	165,600	22.7%	171,100	22.8%	180,700	22.9%
Packaged	565,000	77.3%	577,800	77.2%	606,900	77.1%
Total	730,600	100.0%	748,900	100.0%	787,600	100.0%

The package mix was relatively consistent through the three-year period.

Cost of Sales
Cost of sales includes purchased raw materials, direct labor, overhead and shipping costs.

Information regarding Cost of sales was as follows (dollars in thousands):

	Year Ended December 31,		Dollar
	2017	2016	Change	% Change
Beer Related	$116,418	$117,990	$(1,572)	(1.3)%
Brewpubs	25,780	24,918	862	3.5%
Total	$142,198	$142,908	$(710)	(0.5)%

Index

	Year Ended December 31,		Dollar
	2016	2015	Change	% Change
Beer Related	$117,990	$117,733	$257	0.2%
Brewpubs	24,918	24,239	679	2.8%
Total	$142,908	$141,972	$936	0.7%

The decrease in Beer Related Cost of sales in 2017 compared to 2016 was primarily due to a decrease in cost of goods related to lower shipment volume, efficiency improvements and improved distribution rates on a per barrel basis, partially offset by an increase in brewery costs on a per barrel basis and alternating proprietorship volume.

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

Brewpubs Cost of sales increased in 2017 compared to 2016 primarily due to increases in employee related costs and rent and other startup costs related to our Seattle brewpub, partially offset by a decrease in guest counts.

Brewpubs Cost of sales increased in 2016 compared to 2015 primarily due to increases in Sales at our Kona brewpub on the island of Oahu. The increase was also partially due to expenses associated with the start up of our Seattle brewpub with anticipated opening in 2017.

Capacity Utilization
Capacity utilization is calculated by dividing total shipments by approximate working capacity and was as follows:

	Year Ended December 31,
	2017	2016	2015
Capacity utilization	60%	67%	71%

In June 2014, we initiated full-scale brewing with our brewing partner in Memphis, Tennessee. This partnership provided us scalable capacity and we had the ability to produce up to 100,000 barrels at this location annually. Production ceased with this brewing partner during the second quarter of 2017. In 2016, we entered into a contract brewing agreement with ABCS with the ability to have up to 300,000 barrels produced annually and, during the second quarter of 2017, production began in their facilities. Our capacity utilization declined in 2017 compared to 2016 due to reductions in wholesaler inventories, as well as a larger percentage of our beer being brewed by ABCS as part of our contract brewing relationship and shifts in our brewery footprint.

As discussed in Notes 19 and 20 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this report, we ceased production at our Woodinville, Washington brewery during the second quarter of 2017, which reduced the capacity of our owned breweries beginning in the third quarter of 2017. As a result, beginning with the third quarter of 2017, our capacity utilization calculation was revised to exclude, from the denominator, the production capacity of our Woodinville, Washington brewery, which we estimated to be approximately 220,000 barrels per year.

Gross Profit
Information regarding Gross profit was as follows (dollars in thousands):

	Year Ended December 31,		Dollar
	2017	2016	Change	% Change
Beer Related	$63,412	$55,667	$7,745	13.9%
Brewpubs	1,846	3,932	(2,086)	(53.1)%
Total	$65,258	$59,599	$5,659	9.5%

Index

	Year Ended December 31,		Dollar
	2016	2015	Change	% Change
Beer Related	$55,667	$58,610	$(2,943)	(5.0)%
Brewpubs	3,932	3,586	346	9.6%
Total	$59,599	$62,196	$(2,597)	(4.2)%

Gross profit as a percentage of Net sales, or gross margin rate, was as follows:

	Year Ended December 31,
	2017	2016	2015
Beer Related	35.3%	32.1%	33.2%
Brewpubs	6.7%	13.6%	12.9%
Total	31.5%	29.4%	30.5%

The increases in Beer Related Gross profit and gross margin rate in 2017 compared to 2016 were primarily due to increased unit pricing and higher alternating proprietorship volume, as well as a $2.2 million increase in the ABWI international distribution fee earned and $1.8 million of additional fees earned from Pabst related to contract brewing volume shortfall and termination fees in 2017 compared to 2016, and a decrease in distribution rates on a per barrel basis. The favorable benefits to Beer Related Gross profit were partially offset by an increase in brewery costs on a per barrel basis and a decrease in shipment volume.

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

The decreases in the Brewpubs Gross profit and gross margin rate in 2017 compared to 2016 were primarily due to decreased guest counts, increased employee related costs and costs related to preparations to open our Seattle brewpub.

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

Information regarding SG&A was as follows (dollars in thousands):

	Year Ended December 31,		Dollar Change	% Change
	2017	2016
	$60,463	$59,224	$1,239	2.1%
As a % of Net sales	29.1%	29.2%

	Year Ended December 31,		Dollar Change	% Change
	2016	2015
	$59,224	$57,932	$1,292	2.2%
As a % of Net sales	29.2%	28.4%

Index

The increase in SG&A in 2017 compared to 2016 was primarily due to increased professional fees, technology related expenses and an impairment charge of $0.5 million related to the sale of our Woodinville Brewery, partially offset by a $1.0 million contract settlement fee received from Pabst, as well as a decrease in creative and media spend.

The increase in SG&A in 2016 compared to 2015, both in dollars and as a percentage of Net sales, was primarily due to increases in expense related to brand marketing, international support and emerging business, partially offset by decreases in employment costs.

Interest Expense
Information regarding Interest expense was as follows (dollars in thousands):

	Year Ended December 31,		Dollar Change	% Change
	2017	2016
Interest expense	$715	$709	$6	0.8%

	Year Ended December 31,		Dollar Change	% Change
	2016	2015
Interest expense	$709	$572	$137	24.0%

	Year Ended December 31,
	2017	2016	2015
Average debt outstanding	$27,189	$27,548	$18,530
Average interest rate	2.08%	1.51%	1.96%

The increase in Interest expense in 2017 compared to 2016 was primarily due to an increase in our average interest rate, partially offset by a decrease in our average debt outstanding. The decrease in our average debt outstanding was due to principal payments made on our term loan and a decrease in the average amount outstanding on our line of credit, which fluctuates with our operating capital needs.

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

Income Tax Provision (Benefit)
Our effective income tax rate was (135.7)%, (4.6)% and 40.3% in 2017, 2016 and 2015, respectively. The effective income tax rates reflect the impact of non-deductible expenses (primarily meals and entertainment expenses), state and local taxes, tax credits, and income excluded from taxation under the domestic production activities exclusion.

In the second quarter of 2017, we recognized a tax credit of $164,000 for a biofuel project at our New Hampshire brewery. The tax credit was claimed on our 2016 tax return and is based upon a study completed in the second quarter of 2017.

In the fourth quarter of 2017, we recognized the impact of enacted tax legislation, which reduced our federal tax rate from 34% to 21% effective January 1, 2018. This reduction resulted in a $6.9 million decrease to our deferred tax liability, which was recognized as a reduction to our income tax provision in the fourth quarter of 2017, the period of enactment. Before consideration of the effects of tax reform, our income tax provision would have been $1.4 million, for an effective income tax rate of 34.9%. Our accounting for the income tax effects of the new tax legislation is complete, and we do not anticipate adjustments to such accounting in future periods.

Liquidity and Capital Resources

We have required capital primarily for the construction and development of our production breweries, to support our expansion and growth plans, and to fund our working capital needs. Historically, we have financed our capital requirements through cash flows from operations, bank borrowings and the sale of common and preferred stock. We anticipate meeting our obligations for the twelve months beginning January 1, 2018, primarily from cash flows generated from operations, proceeds from the sale of

Index

our Woodinville brewery, and borrowing under our line of credit facility as the need arises. Capital resources available to us at December 31, 2017 included $0.6 million of Cash and cash equivalents and $17.8 million available under our line of credit facility.

We had $38.0 million and $13.1 million of working capital and our debt as a percentage of total capitalization (total debt and common shareholders’ equity) was 20.3% and 19.6% at December 31, 2017 and 2016, respectively.

A summary of our cash flow information was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net cash provided by operating activities	$16,778	$7,444	$11,562
Net cash used in investing activities	(20,348)	(16,572)	(16,174)
Net cash provided by financing activities	3,707	8,659	4,542
Increase (decrease) in cash and cash equivalents	$137	$(469)	$(70)

Cash provided by operating activities of $16.8 million in 2017 resulted from our Net income of $9.5 million, net non-cash expenses of $7.8 million, and changes in our operating assets and liabilities as discussed in more detail below.

Accounts receivable, net, increased $3.8 million to $27.8 million at December 31, 2017, compared to $24.0 million at December 31, 2016. This increase was primarily due to a $4.7 million increase in our receivable from A-B to a total of $20.7 million at December 31, 2017, primarily due to the $5.0 million international distribution agreement fee from ABWI outstanding at December 31, 2017, which was received in January 2018, compared to the $3.0 million fee outstanding at December 31, 2016, as well as a change in A-B payment terms from 15 days to 30 days. Historically, we have not had collection problems related to our accounts receivable.

Inventories decreased $5.3 million to $13.8 million at December 31, 2017, compared to $19.1 million at December 31, 2016, primarily due to decreases in raw materials, work in progress, and finished goods as a result of having production begin at ABCS where we do not own the inventory, as well as ceasing production at our Washington brewery and at our partner brewery in Memphis, where we owned the inventory.

Accounts payable decreased $1.8 million to $14.3 million at December 31, 2017, compared to $16.1 million at December 31, 2016, primarily due to the timing of payments for capital projects, as well as a decrease in our raw material inventory. The portion of our payable to A-B that is included in our Accounts payable totaled $4.8 million at December 31, 2017, which is slightly higher than the balance at December 31, 2016, primarily due to the timing of payments related to our contract brewing relationship with ABCS.

As of December 31, 2017 we had the following net operating loss carryforwards (“NOLs”) and federal credit carry forwards available to offset payment of future income taxes:

•	state NOLs of $26,000, tax-effected;

•	federal NOL of $0.2 million, tax-effected;

•	federal alternative minimum tax (“AMT”) credit carry forwards of $0.3 million; and

•	federal employer FICA tips credit of $0.7 million.

We anticipate that we will utilize the remaining NOLs and federal credit carry forwards in the near future and, accordingly, once utilized, we will be required to satisfy all of our income tax obligations with cash. The AMT credit carryforward is refundable over the next five years pursuant to recently enacted tax legislation. As such, the carryforward is recognized as a tax receivable on our Consolidated Balance Sheets at December 31, 2017.

Capital expenditures of $18.3 million in 2017 were primarily directed to beer production capacity and efficiency improvements and Brewpubs remodeling. As of December 31, 2017, we had an additional $0.5 million of expenditures recorded in Accounts payable on our Consolidated Balance Sheets, compared to $0.9 million at December 31, 2016. Beginning in 2015, we invested approximately $10 million in our Oregon Brewery to expand capacity; the project was completed in the fourth quarter of 2017. Also beginning in 2015 through expected completion in 2019, we are investing approximately $20 million in a new Hawaiian Brewery. We anticipate capital expenditures of approximately $16 million to $19 million in 2018, primarily for our new Kona brewery and the addition of a new can line in our Portland brewery to address consumer demand.

Index

Loan Agreement

We have a loan agreement (as amended, the “Loan Agreement”) with Bank of America, N.A., which consists of a $40 million revolving line of credit (“Line of Credit”), including provisions for cash borrowings and up to $2.5 million notional amount of letters of credit, and a $10.8 million term loan (“Term Loan”). We may draw upon the Line of Credit for working capital and general corporate purposes until expiration on November 30, 2020. The maturity date of the Term Loan is September 30, 2023. At December 31, 2017, we had $22.2 million of borrowings outstanding under the Line of Credit and $9.2 million outstanding under the Term Loan.

As discussed in Note 21 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this report, we completed the sale of our Woodinville, Washington brewery on January 12, 2018 for a total selling price of $24.5 million. We used proceeds from the sale to fully pay down our Line of Credit effective January 26, 2018.

Under the Loan Agreement, interest accrues at an annual rate based on the London Inter-Bank Offered Rate (“LIBOR”) Daily Floating Rate plus a marginal rate. The marginal rate varies from 0.75% to 1.75% for the Line of Credit and Term Loan based on our funded debt ratio. At December 31, 2017, our marginal rate was 0.75% resulting in an annual interest rate of 2.26%.

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

Contractual Commitments and Obligations

The following is a summary of our contractual commitments and obligations as of December 31, 2017 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	2018	2019 and 2020	2021 and 2022	2023 and beyond
Term loan	$9,244	$422	$901	$973	$6,948
Interest on term loan(1)	522	102	189	168	63
Line of credit	22,199	—	22,199	—	—
Interest on line of credit(1)	284	97	187	—	—
Operating leases	36,400	9,179	3,753	2,755	20,713
Capital leases	2,059	333	862	465	399
Purchase commitments	24,036	11,839	8,952	3,245	—
Sponsorship obligations	3,547	1,663	1,017	867	—
Interest rate swap(2)	1,195	267	499	312	117
	$99,486	$23,902	$38,559	$8,785	$28,240

(1)	The variable interest rate on our Term Loan and Line of Credit was 2.26% at December 31, 2017.

(2)	The fixed rates on our interest rate swaps are 2.86% and 1.28%. We pay interest at the fixed rate and receive interest at the Benchmark Rate, which was 1.49% at December 31, 2017.

See Notes 9 and 17 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this report for additional information.

Inflation

We believe that the impact of inflation was minimal on our business in 2017, 2016 and 2015.

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

Our goodwill and other indefinite-lived intangible assets impairment loss calculations contain uncertainties because they require management to make assumptions in the qualitative assessment of relevant events and circumstances and to estimate the fair value of our reporting units and indefinite-lived intangible assets, including estimating future cash flows. These calculations contain uncertainties because they require management to make assumptions and apply judgment to estimate economic factors and the profitability of future business operations and, if necessary, the fair value of a reporting unit’s assets and liabilities. Further, our ability to realize the future cash flows used in our fair value calculations is affected by changes in such factors as our operating performance, our business strategies, our industry and economic conditions.

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

Index

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

Recent Accounting Pronouncements

See Note 3 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

Index

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk
We have assessed our vulnerability to certain market risks, including interest rate risk associated with financial instruments included in Cash and cash equivalents and Long-term debt. To mitigate this risk, on January 23, 2014, we entered into an $8.0 million notional amount interest rate swap agreement, which expires September 29, 2023, to hedge the variability of interest payments associated with our variable-rate borrowings on our term loan. On November 25, 2015, we entered into a $9.1 million notional amount interest rate swap agreement effective January 4, 2016, which expires January 1, 2019, to hedge the variability of interest payments associated with our variable-rate borrowings on our line of credit. The notional amount fluctuates based on a predefined schedule based on our anticipated borrowings. Since the interest rate swaps hedge the variability of interest payments on variable rate debt with similar terms, they qualify for cash flow hedge accounting treatment. These interest rate swaps fully hedge our term loan and line of credit outstanding, reducing our overall interest rate risk. As of December 31, 2017, we had unhedged variable-rate debt outstanding of $2.3 million on our term loan and $13.1 million on our line of credit. A 10% increase or decrease in the interest rate on our variable-rate debt would not have a material effect on our financial position, results of operations or cash flows.

Due to the nature of our highly liquid Cash and cash equivalents, an increase or decrease in interest rates would not materially affect the fair value of our cash or the related interest income.

Index

Item 8. Financial Statements and Supplementary Data

Unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2017 is as follows:

2017 (In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales(1)	$44,302	$60,550	$56,638	$45,966
Cost of sales	31,633	42,221	37,254	31,090
Gross profit	12,669	18,329	19,384	14,876
Selling, general and administrative expenses(2)	15,469	15,560	16,328	13,106
Operating income (loss)	(2,800)	2,769	3,056	1,770
Interest expense and Other expense, net	(178)	(163)	(238)	(175)
Income (loss) before income taxes	(2,978)	2,606	2,818	1,595
Income tax provision (benefit)(3)	(1,191)	882	1,067	(6,240)
Net income (loss)	$(1,787)	$1,724	$1,751	$7,835
Income (loss) per share:(4)
Basic	$(0.09)	$0.09	$0.09	$0.41
Diluted	$(0.09)	$0.09	$0.09	$0.40
Shares used in basic per share calculation	19,261	19,278	19,296	19,302
Shares used in diluted per share calculation	19,261	19,389	19,443	19,507

2016 (In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(5)
Net sales	$39,222	$62,278	$55,203	$45,804
Cost of sales	30,505	41,780	38,229	32,394
Gross profit	8,717	20,498	16,974	13,410
Selling, general and administrative expenses	13,924	16,548	15,876	12,876
Operating income (loss)	(5,207)	3,950	1,098	534
Interest expense and Other expense, net	(141)	(181)	(179)	(180)
Income (loss) before income taxes	(5,348)	3,769	919	354
Income tax provision (benefit)	(2,139)	1,508	367	278
Net income (loss)	$(3,209)	$2,261	$552	$76
Basic and diluted net income (loss) per share(4)	$(0.17)	$0.12	$0.03	$—
Shares used in basic per share calculation	19,179	19,216	19,244	19,259
Shares used in diluted per share calculation	19,179	19,232	19,343	19,361

(1)	During the fourth quarter, Net sales includes a $1.7 million fee from Pabst, related to the termination of the brewing agreements.

(2)
During the fourth quarter, Selling, general and administrative expenses includes a $1.0 million fee from Pabst, related to the termination of a purchase option agreement, as well as, a $0.5 million impairment charge related to the sale of our Woodinville brewery.

(3)
During the fourth quarter, the income tax benefit includes a $6.9 million benefit related to the effect on our deferred tax assets and liabilities of a change in Federal income tax rates from 34% to 21%.

(4)	Basic and diluted net income (loss) per share may not sum to the full year as presented on the Consolidated Statements of Operations due to rounding.

(5)
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

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Craft Brew Alliance, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Craft Brew Alliance, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2018 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP

Portland, Oregon
March 7, 2018

We have served as the Company’s auditor since 2004.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$579	$442
Accounts receivable, net	27,784	24,008
Inventory, net	13,844	19,091
Assets held for sale	22,946	—
Other current assets	4,335	2,495
Total current assets	69,488	46,036
Property, equipment and leasehold improvements, net	106,283	121,970
Goodwill	12,917	12,917
Intangible, equity method investment and other assets, net	20,949	19,482
Total assets	$209,637	$200,405
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$14,338	$16,076
Accrued salaries, wages and payroll taxes	5,877	4,967
Refundable deposits	4,816	6,486
Other accrued expenses	5,753	4,108
Current portion of long-term debt and capital lease obligations	699	1,317
Total current liabilities	31,483	32,954
Long-term debt and capital lease obligations, net of current portion	32,599	27,946
Fair value of derivative financial instruments	221	424
Deferred income tax liability, net	12,886	18,181
Other liabilities	1,657	1,239
Total liabilities	78,846	80,744
Commitments and contingencies (Note 17)
Common shareholders' equity:
Common stock, $0.005 par value. Authorized 50,000,000 shares; issued and outstanding 19,309,829 and 19,261,245	96	96
Additional paid-in capital	142,196	140,687
Accumulated other comprehensive loss	(164)	(262)
Accumulated deficit	(11,337)	(20,860)
Total common shareholders' equity	130,791	119,661
Total liabilities and common shareholders' equity	$209,637	$200,405

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Sales	$219,547	$215,627	$218,581
Less excise taxes	12,091	13,120	14,413
Net sales	207,456	202,507	204,168
Cost of sales	142,198	142,908	141,972
Gross profit	65,258	59,599	62,196
Selling, general and administrative expenses	60,463	59,224	57,932
Operating income	4,795	375	4,264
Interest expense	(715)	(709)	(572)
Other income (expense), net	(39)	28	26
Income (loss) before income taxes	4,041	(306)	3,718
Income tax provision (benefit)	(5,482)	14	1,500
Net income (loss)	$9,523	$(320)	$2,218
Basic and diluted net income (loss) per share	$0.49	$(0.02)	$0.12
Shares used in basic per share calculations	19,284	19,225	19,152
Shares used in diluted per share calculations	19,447	19,225	19,175

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$9,523	$(320)	$2,218
Unrealized gain (loss) on derivative hedge transactions, net of tax	98	90	(40)
Comprehensive income (loss)	$9,621	$(230)	$2,178

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss		Total Common Shareholders' Equity
	Shares	Par Value			Accumulated Deficit
Balance at December 31, 2014	19,115	$96	$138,391	$(312)	$(22,758)	$115,417
Issuance of shares under stock plans, net of shares withheld for tax payments	18	—	93	—	—	93
Stock-based compensation, net of shares withheld for tax payments	46	—	1,157	—	—	1,157
Tax benefit related to stock options	—	—	44	—	—	44
Unrealized losses on derivative financial instruments, net of tax benefit of $26	—	—	—	(40)	—	(40)
Tax payments related to stock-based awards	—	—	(151)	—	—	(151)
Net income	—	—	—	—	2,218	2,218
Balance at December 31, 2015	19,179	96	139,534	(352)	(20,540)	118,738
Issuance of shares under stock plans, net of shares withheld for tax payments	20	—	172	—	—	172
Stock-based compensation, net of shares withheld for tax payments	62	—	1,087	—	—	1,087
Unrealized gains on derivative financial instruments, net of tax of $55	—	—	—	90	—	90
Tax payments related to stock-based awards	—	—	(106)	—	—	(106)
Net loss	—	—	—	—	(320)	(320)
Balance at December 31, 2016	19,261	96	140,687	(262)	(20,860)	119,661
Issuance of shares under stock plans, net of shares withheld for tax payments	25	—	219	—	—	219
Stock-based compensation, net of shares withheld for tax payments	24	—	1,317	—	—	1,317
Unrealized gains on derivative financial instruments, net of tax of $105	—	—	—	98	—	98
Tax payments related to stock-based awards	—	—	(27)	—	—	(27)
Net income	—	—	—	—	9,523	9,523
Balance at December 31, 2017	19,310	$96	$142,196	$(164)	$(11,337)	$130,791

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$9,523	$(320)	$2,218
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,457	10,862	9,722
Loss on sale or disposal of Property, equipment and leasehold improvements	428	96	343
Deferred income taxes	(5,400)	360	876
Stock-based compensation	1,316	1,087	1,157
Impairment of assets held for sale	493	—	—
Excess tax benefit from employee stock plans	—	—	(44)
Other	539	654	(283)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,776)	(5,082)	(7,185)
Inventories	5,500	(1,614)	1,295
Other current assets	(1,840)	(55)	1,973
Accounts payable and other accrued expenses	277	1,515	3,151
Accrued salaries, wages and payroll taxes	910	(501)	354
Refundable deposits	(1,649)	442	(2,015)
Net cash provided by operating activities	16,778	7,444	11,562
Cash flows from investing activities:
Expenditures for Property, equipment and leasehold improvements	(18,342)	(15,722)	(15,653)
Proceeds from sale of Property, equipment and leasehold improvements	95	75	412
Expenditures for long-term deposits	—	(925)	(933)
Investment in Wynwood	(2,101)	—	—
Net cash used in investing activities	(20,348)	(16,572)	(16,174)
Cash flows from financing activities:
Principal payments on debt and capital lease obligations	(709)	(605)	(1,094)
Net borrowings under revolving line of credit	4,224	9,198	5,737
Proceeds from issuances of common stock	219	172	93
Debt issuance costs	—	—	(87)
Tax payments related to stock-based awards	(27)	(106)	(151)
Excess tax benefit from employee stock plans	—	—	44
Net cash provided by financing activities	3,707	8,659	4,542
Increase (decrease) in Cash and cash equivalents	137	(469)	(70)
Cash and cash equivalents:
Beginning of period	442	911	981
End of period	$579	$442	$911
Supplemental disclosure of cash flow information:
Cash paid for interest	$716	$667	$629
Cash paid for income taxes, net	1,158	587	398
Supplemental disclosure of non-cash information:
Purchases of Property, equipment and leasehold improvements with capital leases	$521	$1,173	$—
Purchases of Property, equipment and leasehold improvements included in Accounts payable at end of period	519	889	1,334
The accompanying notes are an integral part of these financial statements.

Index

Note 1. Nature of Operations

Overview
Craft Brew Alliance, Inc. ("CBA") is the sixth largest craft brewing company in the U.S. and a leader in brewing, branding, and bringing to market world-class American craft beers.

Our distinctive portfolio combines the power of Kona Brewing Company, a fast-growing national craft beer brand, with strong regional craft breweries and innovative lifestyle brands, Appalachian Mountain Brewery, Cisco Brewers, Omission Brewing Co., Redhook Brewery, Square Mile Cider Co., Widmer Brothers Brewing, and Wynwood Brewing Co. We nurture the growth and development of our brands in today’s increasingly competitive beer market through our state-of-the-art brewing and distribution capability, integrated sales and marketing infrastructure, and strong focus on partnerships, local community and sustainability.

CBA was formed in 2008 through the merger of Redhook Brewery and Widmer Brothers Brewing, the two largest craft brewing pioneers in the Northwest at the time. Following a successful strategic brewing and distribution partnership, Kona Brewing Co. joined CBA in 2010 and has become one of the top craft brands in the U.S. As part of CBA, Kona has expanded its reach across all 50 U.S. states and approximately 30 international markets, while remaining deeply rooted in its home of Hawaii.

As the craft beer market continues to grow and consumers increasingly demand more local offerings, Craft Brew Alliance has expanded its portfolio of brands and maximized its brewing footprint through strategic partnerships with emerging craft beer brands in targeted markets. From 2015 to 2016, we formed strategic partnerships with Appalachian Mountain Brewery, based in Boone, North Carolina; Cisco Brewers, based in Nantucket, Massachusetts; and Wynwood Brewing Co., based in the heart of Miami’s vibrant multicultural arts district. Through these strategic partnerships, we gain local relevance in select beer geographies, while our partner breweries gain access to our world-class leadership and national brewing and sales infrastructure to grow their brands.

Publicly traded on NASDAQ under the ticker symbol BREW, Craft Brew Alliance is headquartered in Portland, Oregon and operates breweries and brewpubs across the U.S.

We proudly brew and package our craft beers in three company-owned production breweries located in Portland, Oregon; Portsmouth, New Hampshire; and Kailua-Kona, Hawaii. In 2017, we completed the process of transitioning CBA brewing volume out of a partner brewery in Memphis, as part of a previous alternating proprietorship brewing arrangement, into Anheuser-Busch’s Fort Collins, Colorado brewery to leverage a contract brewing agreement with A-B Commercial Strategies, LLC (“ABCS”), an affiliate of Anheuser-Busch, LLC (“A-B”) established in 2016. Additionally, we own and operate three innovation breweries in Portland, Oregon; Seattle, Washington; and Portsmouth, New Hampshire, which are primarily used for small-batch production and limited-release brews offered primarily in our brewpubs and brands’ home markets.

We distribute our beers to retailers through wholesalers that are aligned with the A-B network. These sales are made pursuant to a Master Distributor Agreement (the “A-B Distributor Agreement”) with A-B, which extends through 2028. As a result of this distribution arrangement, we believe that, under alcohol beverage laws in a majority of states, these wholesalers would own the exclusive right to distribute our beers in their respective markets if the A-B Distributor Agreement expires or is terminated. In 2017, Kona beers were distributed in all 50 states. As increased competition put increasing pressure on craft brands outside of their home markets, we continued ongoing work to retrench and stabilize Widmer Brothers and Redhook in the Pacific Northwest. We expanded distribution of Appalachian Mountain Brewery, Cisco Brewers, and Wynwood Brewing Co. across their respective home markets of North Carolina, New England, and South Miami.

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

Index

Note 2. Significant Accounting Policies

Cash and Cash Equivalents
We maintain cash balances with financial institutions that may exceed federally insured limits. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2017 and 2016, we did not have any cash equivalents.

Under our cash management system, we utilize a controlled disbursement account to fund cash distribution checks presented for payment by the holder. Checks issued but not yet presented to banks may result in overdraft balances for accounting purposes. As of December 31, 2017 there were no bank overdrafts. As of December 31, 2016 there were $1.1 million of bank overdrafts. Changes in bank overdrafts from period to period are reported in the Consolidated Statements of Cash Flows as a component of operating activities within Accounts payable and Other accrued expenses.

Accounts Receivable
Accounts receivable primarily consists of trade receivables due from wholesalers and A-B for beer and promotional product sales. Because of state liquor laws and each wholesaler’s agreement with A-B, we do not have collectability issues related to the sale of our beer products. Accordingly, we do not regularly provide an allowance for doubtful accounts for beer sales. We have provided an allowance for promotional merchandise receivables that have been invoiced to the wholesaler, which reflects our best estimate of probable losses inherent in the accounts. We determine the allowance based on historical customer experience and other currently available evidence. When a specific account is deemed uncollectible, the account is written off against the allowance. The allowance for doubtful accounts was $25,000 at both December 31, 2017 and 2016.

Activity related to our allowance for doubtful accounts was immaterial in 2017, 2016 and 2015.

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

Valuation of Long-Lived Assets
We evaluate potential impairment of long-lived assets when facts and circumstances indicate that the carrying values of such assets may be impaired. An evaluation of recoverability is performed by comparing the carrying value of the assets to projected future undiscounted cash flows. Upon indication that the carrying value of such assets may not be recoverable, we recognize an impairment loss in the current period in our Consolidated Statements of Operations. During 2017, a $0.5 million impairment charge was recorded as a component of Selling, general and administrative expenses related to the sale of our Woodinville brewery (see Note 20). There were no impairments recorded during 2016 or 2015.

Index

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

We have experienced some loss of kegs and anticipate that some loss will occur in future periods due to the significant volume of kegs handled by each wholesaler and retailer, the homogeneous nature of kegs owned by most brewers, and the relatively small deposit collected for each keg when compared with its market value. In order to estimate forfeited deposits attributable to lost kegs, we periodically use internal records, records maintained by A‑B, records maintained by other third party vendors and historical information to estimate the physical count of kegs held by wholesalers and A-B. These estimates affect the amount recorded as equipment and refundable deposits as of the date of the consolidated financial statements. The actual liability for refundable deposits may differ from estimates. Our Consolidated Balance Sheets included $4.5 million and $6.3 million at December 31, 2017 and 2016, respectively, in Refundable deposits on kegs and $10.0 million and $10.8 million, respectively, in keg equipment, net of accumulated depreciation, included as a component of Property, equipment and leasehold improvements, net.

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

Index

We recognize revenue on retail sales at the time of sale and we recognize revenue from events at the time of the event.

We recognize revenue related to non-refundable payments to be received on specified dates throughout a contract term on a straight-line basis over the life of the related contract or contracts.

Excise Taxes
The federal government levies excise taxes on the sale of alcoholic beverages, including beer. For brewers producing less than two million barrels of beer per calendar year, the federal excise tax is $7.00 per barrel on the first 60,000 barrels of beer removed for consumption or sale during the calendar year, and $18.00 per barrel for each barrel in excess of 60,000 barrels. Beginning in 2018, as a result of the “Tax Cuts and Jobs Act,” our federal excise tax rate on beer will decrease from $7.00 per barrel to $3.50 per barrel on the first 60,000 barrels of beer removed for consumption or sale during the calendar year, and from $18.00 per barrel to $16.00 per barrel for each barrel in excess of 60,000 barrels. These lower rates currently expire at the end of 2019. Individual states also impose excise taxes on alcoholic beverages in varying amounts. As presented in our Consolidated Statements of Operations, Sales reflects the amounts invoiced to A-B, wholesalers and other customers. Excise taxes due to federal and state agencies are not collected from our customers, but rather are our responsibility. Net sales, as presented in our Consolidated Statements of Operations, are reduced by applicable federal and state excise taxes.

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

Advertising Expenses
Advertising costs, consisting of television, radio, print, outdoor advertising, on-line and social media, sponsorships, trade events, promotions and printed product information, as well as costs to produce these media, are expensed as incurred. The costs associated with point of sale display items and related promotional merchandise are inventoried and charged to expense when first used. For the years ended December 31, 2017, 2016 and 2015, we recognized costs for all of these activities totaling $14.8 million, $14.6 million and $16.2 million, respectively, which are reflected as Selling, general and administrative expenses in our Consolidated Statements of Operations.

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

Stock-Based Compensation
The fair value of restricted stock unit awards is determined based on the number of units granted and the quoted price of our common stock on the date of grant. The fair value of stock option awards is estimated at the grant date as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. The BSM model requires various judgmental assumptions including expected volatility and option life.

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

Legal Costs
We are a party to legal proceedings arising in the normal course of business. We accrue for certain legal costs, including attorney fees, as well as potential settlement amounts and other losses related to various legal proceedings that are estimable and probable. If not estimable and probable, legal costs are expensed as incurred as a component of Selling, general and administrative expenses.

Index

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

We recognize the benefits of tax return positions when it is determined that the positions are “more-likely-than-not” to be sustained by the taxing authority. Interest and penalties accrued on unrecognized tax benefits are recorded as tax expense in the period incurred. At December 31, 2017 and 2016, we did not have any unrecognized tax benefits or any interest and penalties accrued on unrecognized tax benefits.

In the fourth quarter of 2017, we recognized the impact of enacted tax legislation, which reduced our federal tax rate from 34% to 21% effective January 1, 2018. This reduction resulted in a $6.9 million decrease to our deferred tax liability, which was recognized as a reduction to our income tax provision in the fourth quarter of 2017, the period of enactment. Our accounting for the income tax effects of the new tax legislation is complete, and we do not anticipate adjustments to such accounting in future periods.

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

ASU 2016-01
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10)." ASU 2016-01 enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information by addressing certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The amendments simplify certain requirements and also reduce diversity in current practice for other requirements. ASU 2016-01 is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Except for the early application guidance specifically allowed in ASU 2016-01, early adoption is not permitted. We do not expect the adoption of ASU 2016-01 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-17
In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes." ASU 2015-17 simplifies the presentation of deferred income taxes, and requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments apply to all entities that present a classified statement of financial position and aligns the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards. ASU 2015-17 is effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We adopted this new accounting standard retrospectively in the first quarter of 2017. As of December 31, 2017 and December 31, 2016, we had $0.8 million and $2.1 million of current deferred tax assets that are now classified as noncurrent on the Consolidated Balance Sheets under this new accounting standard.

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

Index

ASU 2014-09, ASU 2016-10 and ASU 2016-12
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09, as amended, affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09, as amended, is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.

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

The standards permit either the retrospective or the modified retrospective (cumulative effect) transition method. We have elected the modified retrospective transition method and are currently evaluating the impact of adopting Topic 606 on January 1, 2018. We are currently preparing to implement changes to its accounting policies and controls to support the new revenue recognition and disclosure requirements.

Note 4. Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2017	2016
Raw materials	$4,290	$6,947
Work in process	1,960	2,996
Finished goods	5,555	6,601
Packaging materials	410	567
Promotional merchandise	1,161	1,353
Pub food, beverages and supplies	468	627
	$13,844	$19,091

Work in process is beer held in fermentation tanks prior to the filtration and packaging process.

Note 5. Equity Method Investment

On July 12, 2017, we purchased a 24.5% interest in Wynwood Brewing Company, LLC ("Wynwood") for $2.1 million in cash. Our investment is accounted for under the equity method of accounting and is recorded as a component of Intangible, equity method investment and other assets, net on our Consolidated Balance Sheets. The carrying value of our investment was $2.0 million as of December 31, 2017.

See also Note 18.

Index

Note 6. Other Current Assets and Other Accrued Expenses

Other current assets consisted of the following (in thousands):

	December 31,
	2017	2016
Prepaid property taxes	$534	$421
Prepaid insurance	518	448
Income taxes receivable	1,153	68
Other	2,130	1,558
	$4,335	$2,495

Other accrued expenses consisted of the following (in thousands):

	December 31,
	2017	2016
Deferred international distribution fee from ABWI	$3,385	$1,785
Accrued pricing discounts	1,011	933
Other	1,357	1,390
	$5,753	$4,108

Note 7. Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements consisted of the following (in thousands):

	December 31,
	2017	2016
Brewery equipment	$97,606	$113,460
Buildings	32,925	56,477
Land and improvements	3,821	7,606
Furniture, fixtures and other equipment	20,388	19,192
Leasehold improvements	16,239	9,786
Vehicles	106	125
Construction in progress	8,661	11,760
	179,746	218,406
Less accumulated depreciation and amortization	(73,463)	(96,436)
	$106,283	$121,970

Index

Note 8. Goodwill and Intangible, Equity Method Investment and Other Assets

Goodwill
Goodwill totaled $12.9 million at both December 31, 2017 and 2016 and there were no changes to the goodwill balance during 2017, 2016 or 2015. There are no impairment losses netted against the goodwill balance.

Intangible, Equity Method Investment and Other Assets
Intangible, equity method investment and other assets and the related accumulated amortization were as follows (in thousands):

	December 31,
	2017	2016
Trademarks and domain name	$14,429	$14,429
Recipes	700	700

Distributor agreements	2,200	2,200
Accumulated amortization	(1,393)	(1,247)
	807	953

Other	348	348
Accumulated amortization	(255)	(228)
	93	120
Intangible assets, net	16,029	16,202

Promotional merchandise	818	1,106
Deposits and other	2,076	2,174
Equity method investment	2,026	—
Intangible, equity method investment and other assets, net	$20,949	$19,482

Amortization expense was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Amortization expense	$260	$199	$222

Estimated amortization expense to be recorded for the next five fiscal years and thereafter is as follows (in thousands):

2018	$191
2019	172
2020	170
2021	147
2022	147
Thereafter	73
$900

Index

Note 9. Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following (in thousands):

	December 31,
	2017	2016
Term loan, due September 30, 2023	$9,244	$9,653
Line of credit, due November 30, 2020	22,199	17,975
Capital lease obligations for equipment	1,855	1,635
	33,298	29,263
Less current portion	(699)	(1,317)
	$32,599	$27,946

Required principal payments on outstanding debt obligations as of December 31, 2017 for the next five years and thereafter are as follows (in thousands):

	Term Loan	Line of Credit	Capital Lease Obligations
2018	$422	$—	$333
2019	442	—	529
2020	459	22,199	333
2021	477	—	266
2022	496	—	199
Thereafter	6,948	—	399
	$9,244	$22,199	2,059
Amount representing interest			(204)
			$1,855

Term Loan and Line of Credit
We have a loan agreement (as amended, the “Loan Agreement”) with Bank of America, N.A. ("BofA"), which presently comprises a $40.0 million revolving line of credit (“Line of Credit”), including provisions for cash borrowings and up to $2.5 million notional amount of letters of credit, and a term loan (the “Term Loan”) with an original balance of $10.8 million. We may draw upon the Line of Credit for working capital and general corporate purposes until expiration on November 30, 2020. The maturity date of the Term Loan is September 30, 2023. At December 31, 2017, we had $9.2 million outstanding on our Term Loan and $22.2 million outstanding under the Line of Credit.

Under the Loan Agreement, interest accrues at an annual rate based on the London Inter-Bank Offered Rate (“LIBOR”) Daily Floating Rate plus a marginal rate. The marginal rate varies from 0.75% to 1.75% for the Line of Credit and Term Loan based on our funded debt ratio. At December 31, 2017, our marginal rate was 0.75% resulting in an annual interest rate of 2.26%.

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

At December 31, 2017, the quarterly fee was 0.15% and the fee totaled the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Loan Agreement fee	$37	$36	$24

An annual fee is payable in advance on the notional amount of each standby letter of credit issued and outstanding multiplied by an applicable rate ranging from 0.75% to 1.75%. We had no letters of credit outstanding during 2017, 2016 or 2015.

Index

We were in compliance with all applicable contractual financial covenants of the Loan Agreement at December 31, 2017. These financial covenants under the Loan Agreement are measured on a trailing four-quarter basis. We are required to maintain a funded debt ratio of up to 3.5 to 1 and a fixed charge coverage ratio above 1.20 to 1. The funded debt ratio maximum is reduced to 3.0 to 1 on January 1, 2018.

The Loan Agreement is secured by substantially all of our personal property and fixtures and by our Oregon brewery. In addition, we are permitted to declare or pay dividends, repurchase outstanding common stock or incur additional debt, subject to limitations. We are restricted from entering into any agreement that would result in a change in control.

Note 10. Derivative Financial Instruments

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

We have assessed our vulnerability to certain business and financial risks, including interest rate risk associated with our variable-rate long-term debt. To mitigate this risk, effective January 23, 2014, we entered into an interest rate swap contract with BofA for 75% of the Term Loan balance, to hedge the variability of interest payments associated with our variable-rate borrowings under our Term Loan with BofA. The Term Loan contract and the interest rate swap terminate on September 30, 2023. The Term Loan contract had a total notional value of $6.9 million as of December 31, 2017. Through this swap agreement, we pay interest at a fixed rate of 2.86% and receive interest at a floating-rate of the one-month LIBOR, which was 1.49% at December 31, 2017.

Effective January 4, 2016, we entered into a $9.1 million notional amount interest rate swap contract with BofA, which expires January 1, 2019, to hedge the variability of interest payments associated with our variable-rate borrowings on our line of credit. The notional amount fluctuates based on a predefined schedule based on our anticipated borrowings. Through this swap agreement, we pay interest at a fixed rate of 1.28% and receive interest at a floating-rate of the one-month LIBOR, which was 1.49% at December 31, 2017.

Since the interest rate swaps hedge the variability of interest payments on variable rate debt with similar terms, they qualify for cash flow hedge accounting treatment.

As of December 31, 2017, unrealized net losses of $221,000 were recorded in Accumulated other comprehensive loss as a result of these hedges. The effective portion of the gain or loss on the derivatives is reclassified into Interest expense in the same period during which we record Interest expense associated with the related debt. There was no hedge ineffectiveness during 2017, 2016 or 2015.

The fair value of our derivative instruments was as follows (in thousands):

	December 31,
	2017	2016
Fair value of interest rate swaps	$(221)	$(424)

The effect of our interest rate swap contracts that were accounted for as derivative instruments on our Consolidated Statements of Operations was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Year Ended December 31,
2017	$203	Interest expense	$150
2016	$145	Interest expense	$292
2015	$(66)	Interest expense	$209

See also Note 11.

Index

Note 11. Fair Value Measurements

Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The following tables summarize liabilities measured at fair value on a recurring basis (in thousands):

Fair Value at December 31, 2017	Level 1	Level 2	Level 3	Total
Interest rate swap	$—	$(221)	$—	$(221)

Fair Value at December 31, 2016
Interest rate swap	$—	$(424)	$—	$(424)

We did not have any assets measured at fair value on a recurring basis at December 31, 2017 or December 31, 2016.

The fair value of our interest rate swap was based on quarterly statements from the issuing bank. There were no changes to our valuation techniques during 2017, 2016 or 2015.

We believe the carrying amounts of Cash and cash equivalents, Accounts receivable, Other current assets, Accounts payable, Accrued salaries, wages and payroll taxes, and Other accrued expenses are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

We had fixed-rate debt outstanding as follows (in thousands):

	December 31,
	2017	2016
Fixed-rate debt on balance sheet	$1,855	$935
Estimated fair value of fixed-rate debt	$1,915	$993

We calculate the estimated fair value of our fixed-rate debt using a discounted cash flow methodology. Using estimated current interest rates based on a similar risk profile and duration (Level 2), the fixed cash flows are discounted and summed to compute the fair value of the debt.

Index

Note 12. Segment Results and Concentrations

Net sales, Gross profit and gross margin information by segment was as follows (dollars in thousands):

2017	Beer Related	Brewpubs	Total
Net sales	$179,830	$27,626	$207,456
Gross profit	$63,412	$1,846	$65,258
Gross margin	35.3%	6.7%	31.5%

2016
Net sales	$173,657	$28,850	$202,507
Gross profit	$55,667	$3,932	$59,599
Gross margin	32.1%	13.6%	29.4%

2015
Net sales	$176,343	$27,825	$204,168
Gross profit	$58,610	$3,586	$62,196
Gross margin	33.2%	12.9%	30.5%

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

Sales to wholesalers through the A-B Distributor Agreement represented the following percentage of our Sales:

Year Ended December 31,
2017	2016	2015
74.9%	77.8%	81.2%

Receivables from A-B represented the following percentage of our Accounts receivable balance:

December 31,
2017	2016
74.4%	66.6%

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

Index

2014 Stock Incentive Plan
The 2014 Plan provides for grants of stock options, restricted stock, restricted stock units ("RSUs"), performance awards and stock appreciation rights, as well as other stock-based awards. While incentive stock options may only be granted to employees, awards other than incentive stock options may be granted to employees, non-employee directors and outside consultants. Options granted to our employees are generally subject to a four-year vesting period. Vested options generally remain exercisable for ten years following the date of grant. RSUs generally vest over a period of three years. The exercise price of stock options must be at least equal to the fair market value per share of our common stock on the date of grant. A maximum of 1,000,000 shares of common stock are authorized for issuance under the 2014 Plan. As of December 31, 2017, there were 421,581 shares available for future awards pursuant to the 2014 Plan.

Terms of awards granted pursuant to the 2010 Plan and predecessor plans were similar to the terms of awards granted pursuant to the 2014 Plan.

Stock-Based Compensation
Certain information regarding our stock-based compensation was as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Weighted average per share fair value of stock options granted	$—	$4.06	$7.68
Intrinsic value of stock options exercised	265	223	92
Intrinsic value of fully-vested stock awards granted	1,812	944	42

Stock-based compensation expense was recognized in our Consolidated Statements of Operations as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Selling, general and administrative expense	$1,197	$1,005	$1,074
Cost of sales	119	82	83
Total stock-based compensation expense	$1,316	$1,087	$1,157

We amortize stock-based compensation on a straight-line basis over the vesting period of the individual awards, which is the requisite service period, with estimated forfeitures considered.

At December 31, 2017, we had total unrecognized stock-based compensation expense of $2.9 million, which will be recognized over the weighted average remaining vesting period of 1.9 years.

The following weighted average assumptions were utilized in determining fair value pursuant to the Black-Scholes option pricing model:

	Year Ended December 31,
	2017	2016	2015
Risk-free interest rate	—%	1.66%	1.87%
Dividend yield	—%	—%	—%
Expected life	—	6.81 years	6.72 years
Volatility	—%	51.70%	61.50%

The risk-free rate used is based on the U.S. Treasury yield curve over the estimated term of the options granted. Expected lives were estimated based on historical exercise data. The expected volatility is calculated based on the historical volatility of our common stock.

Index

Stock-Based Awards Plan Activity

Stock Option Activity
Stock option activity for the year ended December 31, 2017 was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2016	440,247	$9.83
Granted	—	—
Exercised	(30,826)	9.84
Canceled	(49,708)	9.42
Outstanding at December 31, 2017	359,713	9.88

Certain information regarding options outstanding as of December 31, 2017 was as follows:

	Options Outstanding	Options Exercisable
Number	359,713	195,059
Weighted average exercise price	$9.88	$9.91
Aggregate intrinsic value	$3,351,000	$1,812,000
Weighted average remaining contractual term	6.7 years	6.1 years

Restricted Stock Unit Activity
In February 2017, we granted a total of 59,395 RSUs with a grant date fair value of $15.85 per share to selected executive officers and other members of our executive and impact leadership teams. The RSUs vest on March 31, 2020, provided that the participant continues to be employed through that date.

In June 2017, we granted a total of 14,526 RSUs with a grant date fair value of $17.45 per share to our full-time, non-executive employees, subject to our achievement of EBITDA at a specified target level for the year ended December 31, 2017. For this grant, 84% of the target number of RSUs will vest on May 31, 2018, subject to participants' continued employeement through that date.

In November 2017, we granted 4,393 RSUs with a grant date fair value of $19.35 per share to an executive officer. These RSUs vest in installments on each of December 31, 2018, December 31, 2019, and December 31, 2020, per a vesting schedule, subject to the participant's continued employment through that date.

During 2016, we granted a total of 52,503 RSUs with a weighted average grant date fair value of $7.69 per share to selected officers and other members of our leadership teams. The RSUs will vest on March 31, 2019, provided that the participant continues to be employed through that date.

Performance-Based Stock Awards Activity
We granted performance-based stock awards to selected executives in each of the past seven years. Performance goals for the 2017 awards are tied to target amounts of the compounded-average growth rates of Net Sales and average adjusted EBITDA margin over a three-year performance period. The awards outstanding at December 31, 2017 will vest from zero to 125% of the targeted number of performance shares.

For the 2012 grant, 46% of the target number of performance shares were earned in 2015. No shares were earned for the 2013 grant and we do not expect any shares to be earned pursuant to the 2014 grant due to failure to meet the specified performance goals. Awards, if earned, are paid in shares of our common stock.

Index

Cumulative activity related to performance-based awards during the year ended December 31, 2017 was as follows (in shares):

	Awards Expected to Vest	Weighted Average Grant Date Fair Value Per Share
Awards expected to vest as of January 1, 2017	189,703	$9.61
Granted (target amount)	61,218	15.85
Not expected to vest due to failure to meet performance goals	(67,200)	13.10
Awards expected to vest as of December 31, 2017	183,721	10.41

Stock Grants
On the date of our 2017 Annual Meeting of Shareholders, each non-employee director received an annual grant of fully-vested shares of our common stock with a fair value of $45,000, except for the chairman whose grant had a fair value of $67,500. The 2017 grants included 2,778 fully-vested shares of common stock granted to seven of our non-employee directors; the chairman received 4,167 shares, for a total of 23,613 shares.

Note 14. Earnings Per Share

The following table reconciles shares used for basic and diluted earnings per share ("EPS") and provides other information (in thousands):

	Year Ended December 31,
	2017	2016	2015
Weighted average common shares used for basic EPS	19,284	19,225	19,152
Dilutive effect of stock-based awards	163	—	23
Shares used for diluted EPS	19,447	19,225	19,175

Stock-based awards not included in diluted per share calculations as they would be antidilutive	25	221	241

Note 15. Income Taxes

All of our income is generated in the U.S. The components of income tax provision (benefit) were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current federal	$(413)	$(378)	$491
Current state	331	32	133
	(82)	(346)	624

Deferred federal	(5,368)	285	728
Deferred state	(32)	75	148
	(5,400)	360	876
	$(5,482)	$14	$1,500

Index

Income tax provision (benefit) differs from the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Provision at U.S. statutory rate	$1,374	$(104)	$1,264
State taxes, net of federal benefit	189	49	182
Effect of tax rate change on deferred tax assets and liabilities	(6,923)	—	—
Permanent differences, primarily meals and entertainment	180	264	250
Stock-based compensation	(11)	(41)	—
Domestic production activities deduction	—	(20)	(63)
Tax credits	(291)	(134)	(133)
	$(5,482)	$14	$1,500

Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets
Net operating losses and tax credit carryforwards	$982	$496
Accrued salaries and severance	1,127	1,207
Other	1,497	1,615
	3,606	3,318
Deferred tax liabilities
Property, equipment and leasehold improvements	(12,287)	(15,194)
Intangible assets	(4,054)	(6,112)
Other	(151)	(193)
	(16,492)	(21,499)
	$(12,886)	$(18,181)

As of December 31, 2017, included in our net operating losses and tax credit carryforwards were the following (in thousands):

State NOLs, tax effected	$26
Federal NOLs, tax effected	208
Federal employer FICA tips credit	748

We also have an AMT credit carryforward of $340,000, which is refundable over the next five years pursuant to recently enacted tax legislation. As such, the carryforward is recognized as a tax receivable on our Consolidated Balance Sheets as of December 31, 2017.

In assessing the realizability of our deferred tax assets, we consider future taxable income expected to be generated by the projected differences between financial statement depreciation and tax depreciation, cumulative earnings generated to date and other evidence available to us. Based upon this consideration, we assessed that all of our deferred taxes are more likely than not to be realized, and, as such, we have not recorded a valuation allowance as of December 31, 2017 or 2016.

There were no unrecognized tax benefits as of December 31, 2017 or 2016 and we do not anticipate significant changes to our unrecognized tax benefits within the next twelve months.

Index

Note 16. Employee Benefit Plans

We sponsor a defined contribution 401(k) plan for all employees 18 years or older. Employee contributions may be made on a before-tax basis, limited by IRS regulations. For the years ended December 31, 2017, 2016 and 2015, we matched 50% of the employee’s contributions up to 6% of eligible compensation. Eligibility for the matching contribution in all years began after the participant had worked a minimum of three months. Our matching contributions to the plan vest ratably over five years of service by the employee. During 2017, 2016 and 2015, we used approximately $69,000, $198,000 and $17,000, respectively, of previously forfeited matching contributions to fund current matching contributions, which decreased expense for the corresponding periods. We recognized expense associated with matching contributions as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
401(k) expense	$805	$882	$817

Note 17. Commitments and Contingencies

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

Minimum aggregate future lease payments under non-cancelable operating leases as of December 31, 2017 are as follows (in thousands):

2018	$9,179
2019	2,039
2020	1,714
2021	1,381
2022	1,374
Thereafter	20,713
$36,400

Rent expense under all operating leases, including short-term rentals as well as cancelable and noncancelable operating leases, gross, was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Rent expense	$2,869	$2,613	$2,042

We sub-leased corporate office space to an unrelated party pursuant to a 5-year lease that began in February 2011. In December 2014, the lease agreement was amended to extend the lease through 2025, with an option to cancel in 2020 with 180 days’ written notice and a payment of $150,000. In December 2017, we entered into an agreement to sell the property where the sub-leased corporate office space was located to an unrelated party. The sale of the property was finalized in January 2018, so will no longer receive rental payments pursuant to this agreement. We recognized rental income related to the sublease, which was recorded as an offset to rent expense in our Consolidated Statements of Operations, as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Rental income	$406	$369	$369

Index

We lease our headquarters office space, restaurant and storage facilities located in Portland, land and certain equipment from two limited liability companies, both of whose members include our former Board Chair, and his brother, who continues to be employed by us. Lease payments to these lessors were as follows (in thousands) and are included in the Rent expense under all operating leases above:

Year Ended December 31,
2017	2016	2015
$136	$120	$120

The lease for the headquarters office space and restaurant facility expires in 2034, with an extension at our option for two 10-year periods, while the lease for the other facilities, land and equipment expires in 2022 with an extension at our option for an additional 5-year period. We hold a right to purchase the headquarters office space and restaurant facility at the greater of $2.0 million or the fair market value of the property as determined by a contractually established appraisal method. The right to purchase is not valid in the final year of either renewal term, as applicable. All lease terms are considered to be arm’s-length.

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

Year Ended December 31,
2017	2016	2015
$574	$554	$524

All lease terms are considered to be arm’s-length. In December 2015, related to the execution of the long-term land lease with an unrelated third party for our new Kona brewery, we also paid approximately $100,000 to the lessor described above to acquire its right of first refusal on the land lease from the unrelated third party.

Purchase and Sponsorship Commitments
We periodically enter into commitments to purchase certain raw materials in the normal course of business. Furthermore, we have entered into purchase commitments and commodity contracts to ensure we have the necessary supply of malt and hops to meet future production requirements. Certain of the malt and hop commitments are for crop years through 2022. We believe that malt and hop commitments in excess of future requirements, if any, will not have a material impact on our financial condition or results of operations. We may take delivery of the commodities in excess of our requirements or make payments against the purchase commitments earlier than contractually obligated, which means our cash outlays in any particular year may exceed or be less than the commitment amount disclosed.

In certain cases, we have executed agreements with selected vendors to source our requirements for specific malt and hop varieties for the years ending December 31, 2018, 2019, 2020, 2021 and 2022; however, either the quantity to be delivered or the full price for the commodity has not been established at the present time. To the extent the commitment is not measurable or has not been fixed, that portion of the commitment has been excluded from the table below.

We have entered into multi-year sponsorship and promotional commitments with certain professional sports teams and entertainment companies. Generally, in exchange for our sponsorship consideration, we post signage and provide other promotional materials at the site or the event. The terms of these sponsorship commitments expire at various dates through December 31, 2022.

Aggregate future payments under purchase and sponsorship commitments as of December 31, 2017 are as follows (in thousands):

	Purchase Obligations	Sponsorship Obligations	Total
2018	$11,839	$1,663	$13,502
2019	4,787	549	5,336
2020	4,165	468	4,633
2021	3,196	289	3,485
2022	49	578	627
Thereafter	—	—	—
	$24,036	$3,547	$27,583

Index

Legal
On February 28, 2017 and March 6, 2017, respectively, two lawsuits, Sara Cilloni and Simone Zimmer v. Craft Brew Alliance, Inc., and Theodore Broomfield v. Kona Brewing Co. LLC, Kona Brew Enterprises, LLP, Kona Brewery LLC, and Craft Brew Alliance, Inc., were filed in the United States District Court for the Northern Division of California. On April 7, 2017, the two lawsuits were consolidated into a single complaint under the Broomfield case. The consolidated lawsuit purports to be a class action brought on behalf of all persons who purchased Kona Brewing Company beer within the relevant statute of limitations period. The lawsuit alleges that the defendants misled customers regarding the state in which Kona Brewing Company beers are manufactured and in describing Kona Brewing Company beer as “craft beer.” On April 28, 2017, we filed a motion to dismiss the complaint. The motion to dismiss was granted in part and denied in part on September 1, 2017. We have not recorded any liabilities with respect to the claims. We intend to vigorously defend against the foregoing action.

Note 18. Related Party Transactions

For additional related party transactions, see Notes 5 and 17.

As of each of December 31, 2017 and 2016, A-B owned approximately 31.4% of our outstanding common stock.

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

Transactions with A-B, Ambev and ABWI consisted of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Gross sales to A-B and Ambev	$163,368	$168,929	$179,974
International distribution fee earned from ABWI	3,400	1,216	—
International distribution fee from ABWI, recorded as deferred revenue in Other accrued expenses	3,384	1,784	—
Margin fee paid to A-B, classified as a reduction of Sales	2,277	2,420	2,594
Inventory management and other fees paid to A-B, classified in Cost of sales	384	377	396
Media reimbursement from A-B, classified as a reduction of Selling, general and administrative expenses	290	750	—

Amounts due to or from A-B and ABWI were as follows (in thousands):

	December 31,
	2017	2016
Amounts due from A-B related to beer sales pursuant to the A-B distributor agreement	$15,663	$12,246
Amounts due from ABWI and A-B related to international distribution fee and media reimbursement	5,000	3,750
Refundable deposits due to A-B	(1,619)	(2,162)
Amounts due to A-B for services rendered	(4,836)	(1,782)
Net amount due from A-B and ABWI	$14,208	$12,052

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

Index

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

Transactions with Wynwood
As of December 31, 2017 we owned a 24.5% interest in Wynwood.

Transactions with Wynwood consisted of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Master distributor fee earned	$18	$—	$—
Royalty fee paid	94	—	—
Brewery representative reimbursement, classified as a reduction of Selling, general and administrative expenses	90	—	—
Share of loss, classified as a component of Other income (expense), net	75	—	—

Index

Amounts receivable from or due to Wynwood were as follows (in thousands):

	December 31,
	2017	2016
Amounts receivable related to raw materials and alternating proprietorship fees	$148	$—
Amounts receivable related to Brewery representative reimbursements	32	—
Amounts due related to purchases of beer pursuant to the distributor agreement	(116)	—
Amounts due related to Royalty fees	(4)	—
Net amount receivable	$60	$—

Note 19. Brewing Arrangement and Termination Thereof with Pabst Northwest Brewing Company

On January 8, 2016, we entered into brewing agreements ("the brewing agreements") with Pabst Northwest Brewing Company ("Pabst"), a subsidiary of Pabst Brewing Company, under which Pabst had the ability to brew selected Rainier Brewing Company and other brands at our brewery in Woodinville, Washington under a license agreement and was required to pay us contract brewing volume shortfall fees in each of 2016 and 2017 stemming from brewing volumes below committed levels. In conjunction with the brewing agreements, we granted Pabst an option to purchase the Woodinville brewery and adjacent pub, as well as related assets, at any time prior to termination of the brewing agreements.

Effective May 1, 2017, we reached an agreement with Pabst to terminate the brewing agreements. Pabst's option to purchase the Woodinville brewery and adjacent pub was also terminated. Pabst agreed to pay us $2.7 million in connection with the termination of the brewing agreements and purchase option.

We deferred recognition of the termination payment in our results of operations until the fourth quarter of 2017 due to the potential obligation to pay Pabst up to $2.7 million if the Woodinville brewery was sold to a specified party, which did not occur. Of the $2.7 million. $1.7 million was recorded in Sales and $1.0 million was recorded in Selling, general and administrative expenses.

Ceasing Production at our Woodinville, Washington Brewery
We ceased production at our Woodinville, Washington brewery as of July 1, 2017. As a result, we incurred $250,000 in incremental employee and severance related costs and $150,000 to safely and properly prepare the brewing equipment to become idle during the second and third quarters of 2017, respectively. We incurred approximately $100,000 in additional cost during the fourth quarter of 2017 to further prepare the brewing equipment to be idle, which were expensed as incurred. These expenses are recorded in our Consolidated Statements of Operations for the applicable periods.

See Note 20 for a discussion of the classification of the assets related to our Woodinville brewery as assets held for sale.

Note 20. Assets Held for Sale

Designating the Woodinville, Washington Brewery as Held for Sale
We designated our Woodinville, Washington brewery as held for sale on May 1, 2017 and, accordingly, we ceased depreciating the related assets and recorded them on our Consolidated Balance Sheets at the lower of carrying value or fair value less estimated selling costs. We expected to sell the Woodinville property, including the adjacent pub, within 12 months of the date it was classified as held for sale. During 2017, a $0.5 million impairment charge was recorded related to the sale of our Woodinville brewery, which was completed in early 2018.

The proximity to our largest and most efficient owned brewery in Portland, Oregon, which recently underwent a capacity expansion, as well as the decrease in our contract brewing volume, made our Woodinville capacity redundant. Production volume from our Woodinville brewery was transferred to our Portland brewery in the second quarter of 2017. The Woodinville pub operations ceased on December 29, 2017 in anticipation of finalizing the sale of the Woodinville property.

Index

Assets held for sale were as follows (in thousands):

December 31, 2017
Brewery equipment	$6,972
Buildings	12,562
Land and improvements	3,451
Furniture, fixtures and other equipment	454
23,439
Impairment of assets held for sale	(493)
$22,946

See Note 21 for a discussion of the sale of the Woodinville brewery in January 2018.

Note 21. Subsequent Events

Sale of Woodinville, Washington Brewery
On January 12, 2018, we sold our Woodinville brewery to assignees of Sound Commercial Investment Holdings, LLC, for a total purchase price of $24.5 million (the "Sale Transaction"), pursuant to the terms and conditions in the Commercial and Investment Real Estate Purchase and Sale Agreement between the parties dated as of November 29, 2017, as amended by an Addendum dated December 29, 2017, and a Second Addendum dated January 5, 2018 (as amended, the "Agreement"). The assets that were sold included the real property, equipment, fixtures, mechanical systems, and certain personal property used in our operation of the brewery and adjacent brewpub. We paid real estate brokerage commissions totaling $560,000 from the sale proceeds.

In contemplation of the sale of certain brewing and bottling equipment included in the Sale Transaction, $500,000 of the total purchase price will be placed in escrow within 60 days following the closing. If the purchaser of the equipment sells it for less than $3.5 million, the shortfall will be paid to the purchaser up to the amount held in escrow, with the balance, if any, paid to us. If the equipment has not been sold within 180 days following the closing date, the $500,000 in escrow will be paid to us.

Cross Brewing Arrangement with Anheuser-Busch Companies, LLC ("ABC")
On January 30, 2018, we entered into a Contract Brewing Agreement (the “Brewing Agreement”) with ABC, an affiliate of A-B, pursuant to which we will brew, package, and palletize certain malt beverage products of A-B's craft breweries at our Portland, Oregon, and Portsmouth, New Hampshire, breweries as selected by ABC. Under the terms of the Brewing Agreement, ABC will pay us a per barrel fee that varies based on the annual volume of the specified product brewed by us, plus (a) our actual incremental costs of brewing the product, and (b) certain capital costs and costs of graphics and labeling that we incur in connection with the brewed products.

The Brewing Agreement will expire on December 31, 2018, unless the arrangement is extended at the mutual agreement of the parties. The Brewing Agreement contains specified termination rights, including, among other things, the right of either party to terminate the Brewing Agreement if (i) the other party fails to perform any material obligation under the Brewing Agreement or any other agreement between the parties, subject to certain cure rights, or (ii) the Master Distributor Agreement is terminated.

Index

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) under the Securities Exchange Act of 1934 (“Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.While reasonable assurance is a high level of assurance, it does not mean absolute assurance. Disclosure controls and internal control over financial reporting cannot prevent or detect all errors, misstatements or fraud. In addition, the design of a control system must recognize that there are resource constraints, and the benefits associated with controls must be proportionate to their costs.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework, issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Changes in Internal Control Over Financial Reporting
During the fourth quarter of 2017, other than as described below, no changes in our internal control over financial reporting were identified in connection with the evaluation required by Exchange Act Rule 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

To address material weaknesses identified in connection with the preparation of our Annual Report on Form 10-K for the year ended December 31, 2016, management developed a remediation plan which included:

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

Report of Independent Registered Public Accounting Firm
Moss Adams LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2017, as stated in their report, which is included herein.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Craft Brew Alliance, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Craft Brew Alliance, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of Craft Brew Alliance, Inc. as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated March 7, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Moss Adams LLP

Portland, Oregon
March 7, 2018

Index

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is contained in part in our definitive proxy statement for our 2018 Annual Meeting of Shareholders to be held on May 16, 2018 (the “2018 Proxy Statement”) under the captions “Board of Directors – Nominees for Director,” “Board of Directors – Committees of the Board – Audit Committee,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and the information contained therein is incorporated herein by reference.

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

Item 11. Executive Compensation

Information required by this Item is contained in our 2018 Proxy Statement under the captions “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Employment Agreements and Potential Payments Upon Termination or Change-in-Control,” “Director Compensation” and “Board of Directors – Committees of the Board – Compensation Committee” and the information contained therein is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans
The following is a summary as of December 31, 2017 of all of our plans that provide for the issuance of equity securities as compensation. See Note 13 of Notes to Consolidated Financial Statements in Part II, Item 8 of this report for additional information.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	621,748	(1)	$9.88	421,581
Equity compensation plans not approved by shareholders	—		—	—
Total	621,748		$9.88	421,581

(1)
Includes a total of 183,721 performance shares that may vest between April 1, 2018 and March 31, 2020, based on the expected levels of achievement of financial targets over two separate performance periods, and 78,314 RSUs. These shares are excluded from the calculation of weighted average price in column (b) because they have no exercise price.

The remaining information required by this Item is contained in our 2018 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and the information contained therein is incorporated herein by reference.

Index

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is contained in our 2018 Proxy Statement under the captions “Transactions with Related Persons” and “Board of Directors – Director Independence” and the information contained therein is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item is contained in our 2018 Proxy Statement under the caption “Proposal No. 2 — Ratification of Appointment of Independent Registered Public Accounting Firm” and the information contained therein is incorporated herein by reference.

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

Item 16. Form 10-K Summary

None.

Index

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Portland, Oregon, on March 7, 2018.

Craft Brew Alliance, Inc.

By:	/s/ Edwin A. Smith
Edwin A. Smith
Corporate Controller and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 7, 2018.

Signature	Title

/s/ Andrew J. Thomas	Chief Executive Officer
Andrew J. Thomas	(Principal Executive Officer)

/s/ Joseph K. Vanderstelt	Chief Financial Officer and Treasurer
Joseph K. Vanderstelt	(Principal Financial Officer)

/s/ Edwin A. Smith	Corporate Controller and Principal Accounting Officer
Edwin A. Smith	(Principal Accounting Officer)

*	Chairman of the Board and Director
David R. Lord

*	Director
Timothy P. Boyle

*	Director
Marc J. Cramer

*	Director
Paul D. Davis

*	Director
Kevin R. Kelly

*	Director
Nickolas A. Mills

*	Director
Michael R. Taylor

*	Director
Jacqueline S. Woodward

*By:	/s/ Andrew J. Thomas
Andrew J. Thomas,
as attorney in fact

Index

EXHIBIT INDEX

Exhibit Number	Description
2.1**
Commercial and Investment Real Estate Purchase and Sale Agreement between Sound Commercial Investment Holdings, LLC, and Craft Brew Alliance, Inc., dated as of November 29, 2017, as amended by an Addendum dated December 29, 2017, and a Second Addendum dated January 5, 2018 (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 19, 2018)

3.1
Restated Articles of Incorporation of the Registrant, dated January 2, 2012 (incorporated by reference from Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011)

3.2	Amended and Restated Bylaws of the Registrant, dated December 1, 2010 (incorporated by reference from Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010)
10.1*	2010 Stock Incentive Plan
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
10.6*
Form of Performance Share Award Agreement for Executive Officers for Awards in 2015 under the 2014 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2015)

10.7*	Form of Restricted Stock Unit Award Agreement for the 2014 Stock Incentive Plan (incorporated by reference from Exhibit 10.7 to the Registrant’s Form 10-K for the year ended December 31, 2016)
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
10.14*
Employment Agreement between the Registrant and Joseph K. Vanderstelt, dated June 29, 2016 (incorporated by reference from Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2016)

10.15*
Separation Agreement between Kurt D. Widmer and the Registrant dated as of February 24, 2016 (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2016)

10.16*
Letter of Confidentiality/Proprietary Information and Noncompetition Agreement between the Registrant and Joseph K. Vanderstelt dated April 27, 2015 (incorporated by reference from Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 2015)

10.17*	Summary of Compensation Arrangements for Non-Employee Directors as of January 1, 2017 (incorporated by reference from Exhibit 10.17 to the Registrant’s Form 10-K for the year ended December 31, 2016)
10.18*	Annual Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 22, 2015)
10.19	Sublease between Pease Development Authority as Sublessor and the Registrant as Sublessee, dated May 30, 1995
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

10.26	Amendment to A-B Master Distributor Agreement dated May 11, 2012 (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)
10.27	Amendment to A-B Master Distributor Agreement dated November 20, 2013 (incorporated by reference from Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013)
10.28	Amendment No. 3 to the A-B Master Distributor Agreement, dated August 23, 2016 (incorporated by reference from Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on August 24, 2016)
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
10.36
Sublease dated as of September 1, 2010 between Manini Holdings, LLC and Kona Brewing Co., LLC. (incorporated by reference from Exhibit 10.41 to the Registrant’s Form 10-K for the year ended December 31, 2010)

10.37†
Amended and Restated Continental Distribution and Licensing Agreement between the Registrant and Kona Brewery LLC dated March 26, 2009 (incorporated by reference from Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010)

10.38
Sublease dated as of March 31, 2011 between Manini Holdings, LLC and Kona Brewing Co., LLC (incorporated by reference from Exhibit 10.43 to the Registrant’s Amendment No. 1 to Form 10-K for the year ended December 31, 2010)

10.39†
Option and Agreement of Purchase and Sale dated as of January 8, 2016, by and between the Registrant and Pabst Northwest Brewing Company, LLC (incorporated by reference from Exhibit 10.2 to Amendment No. 1 to the Registrant's Form 10-Q for the quarter ended March 31, 2016)

10.40*
Form of Performance Share Award Agreement for Executive Officers for Awards in 2016 and 2017 under the 2014 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2017)

Index

Exhibit Number	Description
10.41†
Contract Brewing Agreement between Anheuser-Busch Companies, LLC and Craft Brew Alliance, Inc. dated January 30, 2018 (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 1, 2018)

21.1	Subsidiaries of the Registrant (incorporated by reference from Exhibit 21.1 to the Registrant’s Form 10-K for the year ended December 31, 2010 filed on April 1, 2011)
23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney – Directors of Craft Brew Alliance, Inc.
31.1	Certification of Chief Executive Officer of Craft Brew Alliance, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer of Craft Brew Alliance, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Form 10-K for the year ended December 31, 2017 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press Release dated March 7, 2018
99.2	Description of Common Stock (incorporated by reference from Exhibit 99.2 to the Registrant’s Form 10-K for the year ended December 31, 2012)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes a management contract or a compensatory plan or arrangement.

**
The Company has omitted schedules and similar attachments pursuant to Item 601(b)(2) of Regulation S-K and will furnish a copy of any omitted schedule or similar attachment to the United States Securities and Exchange Commission upon request.

†
Confidential treatment has been requested with respect to portions of this exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.