Form 10-Q
period 2018-03-31
CRAFT BREW ALLIANCE, INC.
filed 2018-05-09
CIK 892222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2018
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

The number of shares of the registrant’s common stock outstanding as of May 3, 2018 was 19,309,829.

CRAFT BREW ALLIANCE, INC.

Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash, cash equivalents and restricted cash	$2,814	$579
Accounts receivable, net	28,569	27,784
Inventory, net	15,910	13,844
Assets held for sale	—	22,946
Other current assets	2,508	4,335
Total current assets	49,801	69,488
Property, equipment and leasehold improvements, net	104,394	106,283
Goodwill	12,917	12,917
Intangible, equity method investment and other assets, net	20,779	20,949
Total assets	$187,891	$209,637
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$15,012	$14,338
Accrued salaries, wages and payroll taxes	4,692	5,877
Refundable deposits	4,291	4,816
Deferred revenue	4,035	3,385
Other accrued expenses	3,742	2,368
Current portion of long-term debt and capital lease obligations	802	699
Total current liabilities	32,574	31,483
Long-term debt and capital lease obligations, net of current portion	10,124	32,599
Fair value of derivative financial instruments	108	221
Deferred income tax liability, net	12,309	12,886
Other liabilities	1,650	1,657
Total liabilities	56,765	78,846
Commitments and contingencies (Note 12)
Common shareholders' equity:
Common stock, $0.005 par value. Authorized 50,000,000 shares; issued and outstanding 19,309,829 and 19,309,829	96	96
Additional paid-in capital	142,681	142,196
Accumulated other comprehensive loss	(81)	(164)
Accumulated deficit	(11,570)	(11,337)
Total common shareholders' equity	131,126	130,791
Total liabilities and common shareholders' equity	$187,891	$209,637

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Sales	$50,085	$46,766
Less excise taxes	2,598	2,464
Net sales	47,487	44,302
Cost of sales	32,416	31,633
Gross profit	15,071	12,669
Selling, general and administrative expenses	14,748	15,469
Operating income (loss)	323	(2,800)
Interest expense	(134)	(181)
Other income, net	34	3
Income (loss) before income taxes	223	(2,978)
Income tax provision (benefit)	62	(1,191)
Net income (loss)	$161	$(1,787)
Basic and diluted net income (loss) per share	$0.01	$(0.09)
Shares used in basic per share calculations	19,310	19,261
Shares used in diluted per share calculations	19,488	19,261

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$161	$(1,787)
Unrealized gain on derivative hedge transactions, net of tax	83	51
Comprehensive income (loss)	$244	$(1,736)

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$161	$(1,787)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,736	2,895
(Gain) loss on sale or disposal of Property, equipment and leasehold improvements	(516)	3
Deferred income taxes	(605)	(1,207)
Stock-based compensation	485	357
Other	73	172
Changes in operating assets and liabilities:
Accounts receivable, net	(285)	1,578
Inventories	(1,791)	(1,926)
Other current assets	1,128	(1,018)
Accounts payable and other accrued expenses	3,015	2,946
Accrued salaries, wages and payroll taxes	(1,185)	988
Refundable deposits	(475)	36
Net cash provided by operating activities	2,741	3,037

Cash flows from investing activities:
Expenditures for Property, equipment and leasehold improvements	(1,104)	(1,965)
Proceeds from sale of Property, equipment and leasehold improvements	22,456	—
Restricted cash from sale of Property, equipment and leasehold improvements	515	—
Net cash provided by (used in) investing activities	21,867	(1,965)

Cash flows from financing activities:
Principal payments on debt and capital lease obligations	(174)	(131)
Net repayments under revolving line of credit	(22,199)	(1,238)
Net cash used in financing activities	(22,373)	(1,369)
Increase (decrease) in Cash, cash equivalents and restricted cash	2,235	(297)

Cash, cash equivalents and restricted cash:
Beginning of period	579	442
End of period	$2,814	$145
Supplemental disclosure of cash flow information:
Cash paid for interest	$178	$178
Cash paid for income taxes, net	1	—
Supplemental disclosure of non-cash information:
Purchases of Property, equipment and leasehold improvements with capital leases	$—	$180
Purchases of Property, equipment and leasehold improvements included in Accounts payable at end of period	203	104
The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Annual Report”). These consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements are unaudited but, in the opinion of management, reflect all material adjustments necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods presented. All such adjustments were of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results of operations for the full year.

Reclassifications
Certain reclassifications have been made to the prior year's data to conform to the current year's presentation. None of the changes affect our previously reported consolidated Net sales, Gross profit, Operating income, Net income or Basic or diluted net income per share.

Note 2. Recent Accounting Pronouncements

ASU 2018-02
In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows entities to reclassify accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Act”). This update is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the income tax rate change resulting from the Act is recognized. The early adoption of ASU 2018-02 on January 1, 2018 did not have a material effect on our financial position, results of operations or cash flows.

ASU 2017-12
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." ASU 2017-12 refines and expands hedge accounting for both financial and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. ASU 2017-12 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2018, on a prospective basis. We do not expect the adoption of ASU 2017-12 to have a material effect on our financial position, results of operations or cash flows.

ASU 2017-09
In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting." ASU 2017-09 provides clarity and is expected to reduce both diversity in practice and the cost and complexity when accounting for a change to the terms of a stock-based award. ASU 2017-09 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2017, on a prospective basis. The adoption of ASU 2017-09 on January 1, 2018 did not have a material effect on our financial position, results of operations or cash flows.

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

Index

basis. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. We do not expect the adoption of ASU 2017-04 to have a material effect on our financial position, results of operations or cash flows.

ASU 2016-18
In August 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230) - Restricted Cash." ASU 2016-18 reduces the diversity in practice in the classification and the presentation of restricted cash within an entity's statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption permitted. The adoption of ASU 2016-18 on January 1, 2018 did not have a material effect on our financial position, results of operations or cash flows.

ASU 2016-15
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 addresses eight specific cash flow issues and how they should be reported on the statement of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption permitted. The adoption of ASU 2016-15 on January 1, 2018 did not have a material effect on our financial position, results of operations or cash flows.

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

ASU 2016-01
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10).” ASU 2016-01 enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information by addressing certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The amendments simplify certain requirements and also reduce diversity in current practice for other requirements. ASU 2016-01 is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of ASU 2016-01 on January 1, 2018 did not have a material effect on our financial position, results of operations or cash flows.

ASU 2014-09, ASU 2016-10 and ASU 2016-12
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09, as amended, affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09, as amended, is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.

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

The standards permit either the retrospective or the modified retrospective (cumulative effect) transition method. On January 1, 2018, we adopted the new accounting standard Accounting Standards Codification ("ASC") 606, "Revenue from Contracts with

Index

Customers" and all the related amendments to all contracts using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of accumulated deficit. We expect the impact of the adoption of the new standard to be immaterial to our net income on an ongoing basis.

See also Note 8.

Note 3. Cash, Cash Equivalents and Restricted Cash

We maintain cash balances with financial institutions that may exceed federally insured limits. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2018 and December 31, 2017, we did not have any cash equivalents.

As part of our cash management system, we use a controlled disbursement account to fund cash distribution checks presented for payment by the holder. Checks issued but not yet presented to banks may result in overdraft balances for accounting purposes. As of March 31, 2018 and December 31, 2017, there were no bank overdrafts. Changes in bank overdrafts from period to period are reported in the Consolidated Statements of Cash Flows as a component of operating activities within Accounts payable and Other accrued expenses.

Cash and cash equivalents that are restricted as to withdrawal or use under terms of certain contractual agreements are recorded in Cash, cash equivalents and restricted cash on our Consolidated Balance Sheets. Restricted cash of $0.5 million at March 31, 2018 represents funds held in an escrow account from the sale of our Woodinville brewery related to a lien; we expect that the lien will be resolved in our favor and the restriction will be removed. We did not have any restricted cash at December 31, 2017.

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

Inventories consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Raw materials	$3,916	$4,290
Work in process	2,524	1,960
Finished goods	6,919	5,009
Packaging materials	1,162	956
Promotional merchandise	931	1,161
Brewpub food, beverages and supplies	458	468
	$15,910	$13,844

Work in process is beer held in fermentation tanks prior to the filtration and packaging process.

Index

Note 5. Related Party Transactions

As of both March 31, 2018 and December 31, 2017, Anheuser-Busch, LLC ("A-B") owned approximately 31.4% of our outstanding common stock.

Transactions with A-B, Ambev and Anheuser-Busch Worldwide Investments, LLC (“ABWI”)
In December 2015, we partnered with Ambev, the Brazilian subsidiary of Anheuser-Busch InBev SA, to distribute Kona beers into Brazil. In August 2016, we also entered into an International Distribution Agreement with ABWI, an affiliate of A-B, pursuant to which ABWI distributes our malt beverage products in jurisdictions outside the United States, subject to the terms and conditions of our prior agreement with our other international distributor, CraftCan Travel LLC, and certain other limitations.

Contract Brewing Arrangement with Anheuser-Busch Companies, LLC ("ABC")
On January 30, 2018, we entered into a Contract Brewing Agreement (the “Brewing Agreement”) with ABC, an affiliate of A-B, pursuant to which we brew, package, and palletize certain malt beverage products of A-B's craft breweries at our Portland, Oregon, and Portsmouth, New Hampshire, breweries as selected by ABC. Under the terms of the Brewing Agreement, ABC pays us a per barrel fee that varies based on the annual volume of the specified product brewed by us, plus (a) our actual incremental costs of brewing the product and (b) certain capital costs and costs of graphics and labeling that we incur in connection with the brewed products.

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

Transactions with A-B, Ambev, ABWI and ABC consisted of the following (in thousands):

	Three Months Ended March 31,
	2018	2017
Gross sales to A-B and Ambev	$37,568	$32,641
International distribution fee earned from ABWI	850	850
International distribution fee from ABWI, recorded in Deferred revenue	650	400
Contract Brewing fee earned from ABC	463	—
Margin fee paid to A-B, classified as a reduction of Sales	518	488
Inventory management and other fees paid to A-B, classified in Cost of sales	90	91

Amounts due to or from A-B and ABWI were as follows (in thousands):

	March 31, 2018	December 31, 2017
Amounts due from A-B related to beer sales pursuant to the A-B distributor agreement	$19,587	$15,663
Amounts due from ABWI and A-B related to international distribution fee	1,500	5,000
Refundable deposits due to A-B	(1,345)	(1,619)
Amounts due to A-B for services rendered	(6,636)	(4,836)
Net amount due from A-B	$13,106	$14,208

Index

Transactions with Wynwood
As of March 31, 2018 and December 31, 2017, we owned a 24.5% interest in Wynwood. The carrying value of our investment was $2.0 million as of March 31, 2018.

Transactions with Wynwood consisted of the following (in thousands):

	Three Months Ended March 31,
	2018	2017
Master distributor fee earned	$7	$—
Share of loss, classified as a component of Other income (expense), net	23	—
Refund of investment, classified as a reduction in the carrying value of the equity method investment	23	—

Amounts due to or from Wynwood were as follows (in thousands):

	March 31, 2018	December 31, 2017
Amounts receivable related to raw materials and alternating proprietorship fees	$186	$148
Amounts receivable related to Brewery representative reimbursements	—	32
Amounts due related to purchases of beer pursuant to the distributor agreement	(97)	(116)
Amounts due related to Royalty fees	—	(4)
Net amount receivable	$89	$60

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

Three Months Ended March 31,
2018	2017
$41	$30

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

Three Months Ended March 31,
2018	2017
$143	$143

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

We have assessed our vulnerability to certain business and financial risks, including interest rate risk associated with our variable-rate long-term debt. To mitigate this risk, effective January 23, 2014, we entered into an interest rate swap contract with Bank of America, N.A. (“BofA”) for 75% of the Term Loan balance, to hedge the variability of interest payments associated with our variable-rate borrowings under our Term Loan with BofA. The Term Loan contract and the interest rate swap terminate on September 30, 2023. The Term Loan contract had a total notional value of $6.9 million as of March 31, 2018. Through this swap

Index

agreement, we pay interest at a fixed rate of 2.86% and receive interest at a floating-rate of the one-month LIBOR, which was 1.80% at March 31, 2018.

Effective January 4, 2016, we entered into a $9.1 million notional amount interest rate swap contract with BofA, which was set to expire January 1, 2019, to hedge the variability of interest payments associated with our variable-rate borrowings on our line of credit. The notional amount fluctuated based on a predefined schedule based on our anticipated borrowings. This swap agreement was terminated effective January 18, 2018 as we paid off our line of credit, and we received interest of $27,000.

Since the interest rate swaps hedge the variability of interest payments on variable rate debt with similar terms, they qualify for cash flow hedge accounting treatment.

As of March 31, 2018, unrealized net losses of $0.1 million were recorded in Accumulated other comprehensive loss as a result of these hedges. The effective portion of the gain or loss on the derivatives is reclassified into Interest expense in the same period during which we record Interest expense associated with the related debt. There was no hedge ineffectiveness during the first three months of 2018 or 2017.

The fair value of our derivative instruments was as follows (in thousands):

	March 31, 2018	December 31, 2017
Fair value of interest rate swaps	$(108)	$(221)

The effect of our interest rate swap contracts that were accounted for as a derivative instrument on our Consolidated Statements of Operations was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in Accumulated OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Three Months Ended March 31,
2018	$112	Interest expense	$22
2017	$83	Interest expense	$53

See also Note 7.

Note 7. Fair Value Measurements

Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The following table summarizes liabilities measured at fair value on a recurring basis (in thousands):

Fair Value at March 31, 2018	Level 1	Level 2	Level 3	Total
Interest rate swap	$—	$(108)	$—	$(108)

Fair Value at December 31, 2017
Interest rate swaps	$—	$(221)	$—	$(221)

We did not have any assets measured at fair value on a recurring basis at March 31, 2018 or December 31, 2017.

Index

The fair value of our interest rate swaps was based on quarterly statements from the issuing bank. There were no changes to our valuation techniques during the three months ended March 31, 2018.

We believe the carrying amounts of Cash, cash equivalents and restricted cash, Accounts receivable, Other current assets, Accounts payable, Accrued salaries, wages and payroll taxes, and Other accrued expenses are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

We had fixed-rate debt outstanding as follows (in thousands):

	March 31, 2018	December 31, 2017
Fixed-rate debt on Consolidated Balance Sheets	$1,786	$1,855
Estimated fair value of fixed-rate debt	$1,828	$1,915

We calculate the estimated fair value of our fixed-rate debt using a discounted cash flow methodology. Using estimated current interest rates based on a similar risk profile and duration (Level 2), the fixed cash flows are discounted and summed to compute the fair value of the debt.

Note 8. Revenue Recognition

On January 1, 2018, we adopted the Accounting Standards Codification ("ASC") 606, "Revenue from Contracts with Customers" and all the related amendments (the "new revenue standard") for all of our revenue contracts, using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of Accumulated deficit. The adoption of ASC 606 did not have a material impact on our consolidated financial statements as of January 1, 2018 or for the quarter ended March 31, 2018.

The adjustments to our Consolidated Balance Sheets upon adoption of ASC 606, effective January 1, 2018 were as follows (in thousands):

	Balance at December 31, 2017	Adjustments due to ASC 606	Balance at January 1, 2018
Assets:
Other current assets	$4,335	$(237)	$4,098
Intangible, equity method investment and other assets, net	20,949	(157)	20,792

Common shareholders' equity:
Accumulated deficit	$(11,337)	$(394)	$(11,731)

Index

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our Consolidated Balance Sheets and Consolidated Statements of Operations was as follows (in thousands):

	March 31, 2018
	As Reported	Balance without Adoption of ASC 606	Effect of Change Higher (Lower)
Consolidated Balance Sheets
Assets:
Other current assets	$2,508	$2,745	$(237)
Intangible, equity method investment and other assets, net	20,779	20,877	(98)

Liabilities:
Deferred income tax liability, net	12,309	12,325	(16)

Common shareholders' equity:
Accumulated deficit	$(11,570)	$(11,921)	$(351)

	Three Months Ended March 31, 2018
	As Reported	Balance without Adoption of ASC 606	Effect of Change Higher (Lower)
Consolidated Statements of Operations
Selling, general and administrative expenses	$14,748	$14,807	$(59)
Income tax provision	62	46	16
Net income	161	118	43

The following table disaggregates our Sales by major source (in thousands):

	Three Months Ended March 31, 2018
	Beer Related[1]	Brewpubs	Total
Product sold through distributor agreements[2]	$39,667	$—	$39,667
Alternating proprietorship and contract brewing fees	2,710	—	2,710
International distribution fees	850	—	850
Brewpubs[3]	—	6,011	6,011
Other[4]	847	—	847
	$44,074	$6,011	$50,085

(1)	Beer Related sales include sales to A-B subsidiaries including Ambev, ABWI and ABC. Sales to wholesalers through the A-B distributor agreement represented 76.6% of our Sales.

(2)	Product sold through distributor agreements include domestic and international sales of owned and non-owned brands pursuant to terms in our distributor agreements.

(3)	Brewpub sales include sales of promotional merchandise and sales of beer directly to customers.

(4)	Other sales include sales of beer related merchandise, hops, spent grain and an export manager fee.

Index

Revenue is recognized when obligations under the terms of a contract with our customers are satisfied; generally this occurs when the product arrives at distribution centers or when the wholesaler takes possession. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. We consider customer purchase orders, which in some cases are governed by a master agreement, to be the contracts with a customer. For each contract related to the production of beer, we consider the promise to transfer products, each of which is distinct, to be the identified performance obligation. The transaction price for each performance obligation is specifically identified within the contract with our customer and represents the fair standalone selling price. Discounts are recognized as a reduction to Sales at the time we recognize the revenue. We generally do not grant return privileges, except in limited and specific circumstances.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of accounting pursuant to ASC 606. In contracts with multiple performance obligations, we identify each performance obligation and evaluate whether the performance obligation is distinct within the context of the contract at contract inception. Performance obligations that are not distinct at contract inception are combined.

We entered into an International Distribution Agreement ("IDA") with A-B for the rights to serve as our exclusive distributor in international territories defined by the IDA for a 10-year period. The IDA represents a single international license to all territories defined in the IDA. Revenue is recognized on a straight-line basis over the 10-year term of the agreement. In accordance with ASC 606, we evaluate the factors used in our estimates of variable consideration to be received under contracts on a quarterly basis. We estimate variable consideration as the most likely amount to which we expect to be entitled. We have evaluated, on a quarterly basis, the qualitative factors, including current market conditions and our relationship with A-B and we consider receiving $34.0 million over the 10-year term of the IDA the most likely outcome under the IDA. We believe that the possibility of a significant reversal of cumulative revenue recognized from this agreement under this conclusion to be remote. Under the IDA, A-B has the right to issue purchase orders to distribute product in international territories defined by the IDA. Each purchase order placed under the IDA is a distinct performance obligation. The transaction price for each performance obligation is a sales-based royalty, which is recognized as revenue in accordance with the sales-based royalty exception. Accordingly, royalty revenue is recognized as the variability associated with the royalty is resolved, which is upon A-B's subsequent sale of our product.

In cases where all conditions to a sale are not met at the time of sale, revenue recognition is deferred until all conditions are met. As of January 1, 2018, we had $3.4 million of deferred revenue recorded in Deferred revenue on the Consolidated Balance Sheets related to the IDA. During the first quarter of 2018, we earned the right to receive an additional $1.5 million pursuant to the IDA, of which we have recognized $0.9 million as Sales, resulting in deferred revenue of $4.0 million at March 31, 2018. We will earn the right to receive an additional $4.5 million over the remaining periods in 2018 and we will earn the right to receive an additional $20.0 million in 2019. We expect to recognize an additional $2.5 million of deferred revenue as Sales in the remainder of 2018, $3.4 million in 2019, and $22.6 million thereafter.

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

Net sales, Gross profit and gross margin information by segment was as follows (dollars in thousands):

	Three Months Ended March 31,
2018	Beer Related	Brewpubs	Total
Net sales	$41,476	$6,011	$47,487
Gross profit	$14,710	$361	$15,071
Gross margin	35.5%	6.0%	31.7%

2017
Net sales	$37,851	$6,451	$44,302
Gross profit	$12,270	$399	$12,669
Gross margin	32.4%	6.2%	28.6%

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

Sales to wholesalers through the A-B distributor agreement represented the following percentage of our Sales:

Three Months Ended March 31,
2018	2017
76.6%	70.6%

Receivables from A-B and ABWI represented the following percentage of our Accounts receivable balance:

March 31, 2018	December 31, 2017
73.8%	74.4%

Note 10. Significant Stock-Based Plan Activity and Stock-Based Compensation

Stock-Based Compensation
Stock-based compensation expense was recognized in our Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of sales	$52	$19
Selling, general and administrative expense	433	338
Total stock-based compensation expense	$485	$357

At March 31, 2018, we had total unrecognized stock-based compensation expense of $2.6 million, which will be recognized over the weighted average remaining vesting period of 2.3 years.

Note 11. Earnings Per Share

The reconciliation between the number of shares used for the basic and diluted per share calculations, as well as other related information, is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Weighted average common shares used for basic EPS	19,310	19,261
Dilutive effect of stock-based awards	178	—
Shares used for diluted EPS	19,488	19,261

Stock-based awards not included in diluted per share calculations as they would be antidilutive	—	132

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

Note 14. Assets Held for Sale and Sale of Woodinville, Washington Brewery

Assets held for sale at December 31, 2017 represented the assets related to our Woodinville, Washington Brewery, which was designated as held for sale on May 1, 2017. At the end of 2017, a $493,000 impairment charge was recorded, as a component of Selling, general and administrative expenses in our Consolidated Statements of Operations, related to the sale of our Woodinville brewery, which was sold on January 12, 2018 to assignees of Sound Commercial Investment Holdings, LLC, for a total purchase price of $24.5 million (the "Sale Transaction").

The assets that were sold included the real property, equipment, fixtures, mechanical systems, and certain personal property used in our operation of the brewery and adjacent brewpub. We paid real estate brokerage commissions totaling $560,000 from the sale proceeds and recorded a gain of $500,000 during the quarter ended March 31, 2018 related to the Sale Transaction, which was recorded as a component of Selling, general and administrative expenses in our Consolidated Statements of Operations.

In contemplation of the sale of certain brewing and bottling equipment included in the Sale Transaction, $500,000 of the total purchase price was placed in escrow following the closing. If the purchaser of the equipment had sold it for less than $3.5 million, the shortfall would have been paid to the purchaser up to the amount held in escrow, with the balance, if any, paid to us. If the equipment had not been sold within 180 days following the closing date, the $500,000 in escrow would have been paid to us. The Woodinville brewing and bottling equipment was sold for more than $3.5 million in the first quarter of 2018 and, accordingly, the $500,000 in escrow was remitted to us.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q includes forward-looking statements. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “may,” “plan” and similar expressions or their negatives identify forward-looking statements, which generally are not historical in nature. These statements are based upon assumptions and projections that we believe are reasonable, but are by their nature inherently uncertain. Many possible events or factors could affect our future financial results and performance, and could cause actual results or performance to differ materially from those expressed, including those risks and uncertainties described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Annual Report”), and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”). Caution should be taken not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein, as well as the audited Consolidated Financial Statements and Notes and Management’s Discussion and Analysis

Index

of Financial Condition and Results of Operations contained in our 2017 Annual Report. The discussion and analysis includes period-to-period comparisons of our financial results. Although period-to-period comparisons may be helpful in understanding our financial results, we believe that they should not be relied upon as an accurate indicator of future performance.

Overview

Craft Brew Alliance, Inc. ("CBA") is the seventh largest craft brewing company in the U.S. and a leader in brewing, branding, and bringing to market world-class American craft beers.

CBA’s distinctive portfolio combines the power of dynamic national lifestyle brands with strong regional craft breweries rooted in community. Our national portfolio is led by Kona Brewing Co., one of the largest craft breweries in the U.S., and also includes Omission Brewing Co., which is the leader in the gluten-removed beer segment. Our regional portfolio spans some of the country's largest beer states, with Appalachian Mountain Brewery, Cisco Brewers, Redhook Brewery, Square Mile Cider Co., Widmer Brothers Brewing, and Wynwood Brewing Co. We nurture the growth and development of our brands in today’s increasingly competitive beer market through our state-of-the-art brewing and distribution capability, integrated sales and marketing infrastructure, and strong focus on partnerships, local community and sustainability.

CBA was formed in 2008 through the merger of Redhook Brewery and Widmer Brothers Brewing, the two largest craft brewing pioneers in the Northwest at the time. Following a successful strategic brewing and distribution partnership, Kona Brewing Co. joined CBA in 2010 and has become one of the largest craft brands in the U.S. As part of CBA, Kona has expanded its reach across all 50 U.S. states and approximately 30 international markets, while remaining deeply rooted in its home of Hawaii.

As competition in the craft beer market continues to grow and consumers increasingly demand local offerings, Craft Brew Alliance has expanded its portfolio of brands and maximized its brewing footprint through strategic partnerships with Appalachian Mountain Brewery, based in Boone, North Carolina; Cisco Brewers, based in Nantucket, Massachusetts; and most recently Wynwood Brewing Co., based in Miami, Florida. Through this strategic partnership model, we gain local relevance in select beer geographies, while our partner breweries gain access to our world-class leadership and national brewing and sales infrastructure to grow their brands. In the third quarter of 2017, we acquired a 24.5% interest in Wynwood Brewing Co.

Publicly traded on NASDAQ under the ticker symbol BREW, Craft Brew Alliance is headquartered in Portland, Oregon and operates breweries and brewpubs across the U.S.

We proudly brew our craft beers in three company-owned breweries located in Portland, Oregon; Portsmouth, New Hampshire; and Kailua-Kona, Hawaii. In 2016, we entered into a contract brewing agreement with A-B Commercial Strategies, LLC (“ABCS”), an affiliate of Anheuser-Busch, LLC (“A-B”), and, during the second quarter of 2017, production began at ABCS’s brewery in Fort Collins, Colorado. Additionally, we own and operate three small innovation breweries, which are primarily used for small batch production and experimental, limited-release brews that could potentially scale for larger production; these innovation breweries are located in Portland, Oregon, Seattle, Washington and Portsmouth, New Hampshire.

We distribute our beers to retailers through wholesalers that are aligned with the A-B network. These sales are made pursuant to a Master Distributor Agreement (the “A-B Distributor Agreement”) with A-B, which extends through 2028. As a result of this distribution arrangement, we believe that, under alcohol beverage laws in a majority of states, these wholesalers would own the exclusive right to distribute our beers in their respective markets if the A-B Distributor Agreement expires or is terminated. Our Kona and Omission brands are distributed nationally and internationally, while we focus distribution of Appalachian Mountain Brewery, Cisco Brewers, Redhook Brewery, Square Mile Cider, Widmer Brothers and Wynwood Brewing in their respective home markets. Separate from our A-B wholesalers, we maintain an internal independent sales and marketing organization with resources across the key functions of brand management, field marketing, field sales, and national retail sales.

On January 30, 2018, we entered into a Contract Brewing Agreement (the “Brewing Agreement”) with ABC, an affiliate of A-B, pursuant to which we brew, package, and palletize certain malt beverage products of A-B's craft breweries at our Portland, Oregon, and Portsmouth, New Hampshire, breweries as selected by ABC. Under the terms of the Brewing Agreement, ABC pays us a per barrel fee that varies based on the annual volume of the specified product brewed by us, plus (a) our actual incremental costs of brewing the product and (b) certain capital costs and costs of graphics and labeling that we incur in connection with the brewed products. The Brewing Agreement will expire on December 31, 2018, unless the arrangement is extended at the mutual agreement of the parties.

We operate in two segments: Beer Related operations and Brewpubs operations. Beer Related operations include the brewing, and domestic and international sales, of craft beers and ciders from our breweries. Brewpubs operations primarily include our five brewpubs, three of which are located adjacent to our Beer Related operations, as well as other merchandise sales, and sales of our beers directly to customers.

Index

Following is a summary of our financial results:

Three Months Ended March 31,	Net sales	Net income (loss)	Number of barrels sold
2018	$47.5 million	$0.2 million	167,000
2017	$44.3 million	$(1.8) million	152,800
Results of Operations

The following table sets forth, for the periods indicated, certain information from our Consolidated Statements of Operations expressed as a percentage of Net sales(1):

	Three Months Ended March 31,
	2018	2017
Sales	105.5%	105.6%
Less excise taxes	(5.5)	(5.6)
Net sales	100.0	100.0
Cost of sales	68.3	71.4
Gross profit	31.7	28.6
Selling, general and administrative expenses	31.1	34.9
Operating income (loss)	0.7	(6.3)
Interest expense	(0.3)	(0.4)
Other income, net	0.1	—
Income (loss) before income taxes	0.5	(6.7)
Income tax provision (benefit)	0.1	(2.7)
Net income (loss)	0.3%	(4.0)%

(1)	Percentages may not add due to rounding.

Segment Information
Net sales, Gross profit and Gross margin information by segment was as follows (dollars in thousands):

2018	Beer Related	Brewpubs	Total
Net sales	$41,476	$6,011	$47,487
Gross profit	$14,710	$361	$15,071
Gross margin	35.5%	6.0%	31.7%

2017
Net sales	$37,851	$6,451	$44,302
Gross profit	$12,270	$399	$12,669
Gross margin	32.4%	6.2%	28.6%

Index

Sales by Category
Sales by category were as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar
Sales by Category	2018	2017	Change	% Change
A-B and A-B related(1)	$38,363	$33,003	$5,360	16.2%
Contract brewing and beer related(2)	5,711	7,312	(1,601)	(21.9)%
Excise taxes	(2,598)	(2,464)	(134)	5.4%
Net beer related sales	41,476	37,851	3,625	9.6%
Brewpubs(3)	6,011	6,451	(440)	(6.8)%
Net sales	$47,487	$44,302	$3,185	7.2%

(1)
A-B and A-B related includes domestic and international sales of our owned brands sold through A-B and Ambev, as well as non-owned brands sold pursuant to master distribution agreements, fees earned pursuant to the contract brewing agreement with ABC and the international distribution fees earned from ABWI.

(2)
Beer related includes international sales of our beers, and non-owned brands, not sold through A-B or Ambev, as well as fees earned through alternating proprietorship agreements and from contract brewing shortfall fees.

(3)	Brewpubs sales include sales of promotional merchandise and sales of beer directly to customers.

Shipments by Category
Shipments by category were as follows (in barrels):

Three Months Ended March 31,	2018 Shipments	2017 Shipments	Increase (Decrease)	% Change	Change in Depletions(1)
A-B and A-B related(2)	146,500	133,400	13,100	9.8%	(4)%
Contract brewing and beer related(3)	18,700	17,400	1,300	7.5%
Brewpubs	1,800	2,000	(200)	(10.0)%
Total	167,000	152,800	14,200	9.3%

(1)	Change in depletions reflects the year-over-year change in barrel volume sales of beer by wholesalers to retailers.

(2)
A-B and A-B related includes domestic and international shipments of our owned brands distributed through A-B and Ambev, as well as non-owned brands distributed pursuant to master distribution agreements and shipments pursuant to the contract brewing agreement with ABC.

(3)	Beer related includes international shipments of our beers, and non-owned brands, not distributed through A-B or Ambev.

The increase in sales to A-B and A-B related in the three-month period ended March 31, 2018 compared to the same period of 2017 was primarily due to an increase in shipment volume and average unit pricing. Shipment volume increased in the first quarter of 2018 primarily as a result of lower than usual shipment volumes in the first quarter of 2017, as we reduced our inventory levels at our wholesale partners as part of our ongoing efforts to address slowing craft segment growth and the inventory pressures facing distributors in the complex craft beer market. International distribution fees earned totaled $0.9 million in both periods.

The decrease in Contract brewing and beer related sales in the three-month period ended March 31, 2018 compared to the same period of 2017 was primarily due to $1.7 million of fees earned in the 2017 period from Pabst Northwest Brewing Company ("Pabst") related to a contract brewing volume shortfall, partially offset by an increase in shipment volume of our non-owned brands.

Brewpubs sales decreased in the three-month period ended March 31, 2018 compared to the same period of 2017, primarily as a result of the closure of our Woodinville brewpub, as well as the conversion of our Portland brewpub into a beer-focused taproom, both at the end of 2017, partially offset by the opening of our newest brewpub, Redhook Brewlab, in Seattle, Washington, in the third quarter of 2017, and an increase in sales at our Kona brewpub.

In December 2017 the Tax Cuts and Jobs Act was signed into law and will provide small and regional brewers and small wineries significant excise tax relief effective January 1, 2018. The new law affects our Excise taxes in the following ways:

•	Beer: Reduced the federal excise tax to $3.50 per barrel on the first 60,000 barrels for domestic brewers producing fewer than 2 million barrels annually, down from $7.00 per barrel;

Index

•	Beer: Reduced the federal excise tax to $16 per barrel on the first 6 million barrels for all other brewers and all beer importers, down from $18.00 per barrel; and

•
Cider: While the existing excise tax on hard cider did not change from $0.226 per gallon, the new laws expanded the small producer tax credit for hard cider to $0.062 on the first 30,000 gallons for an effective rate of $0.164 per gallon; the tax credit on the next 100,000 gallons produced will be $0.056 for an effective rate of $0.17 per gallon; and producers like us, who produce between 130,000 and 750,000 gallons, will receive a $0.033 credit for an effective tax rate of $0.193 per gallon.

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

Shipments by Brand
The following table sets forth a comparison of shipments by brand (in barrels):

Three Months Ended March 31,	2018 Shipments	2017 Shipments	Increase (Decrease)	% Change	Change in Depletions
Kona	99,000	82,100	16,900	20.6%	3%
Widmer Brothers	23,300	27,800	(4,500)	(16.2)%	(19)%
Redhook	18,600	20,700	(2,100)	(10.1)%	(24)%
Omission	10,300	9,200	1,100	12.0%	8%
All other(1)	9,400	8,400	1,000	11.9%	27%
Total(2)	160,600	148,200	12,400	8.4%	(4)%

(1)
All other includes the shipments and depletions from our Square Mile brand family, as well as the non-owned Cisco Brewers, Appalachian Mountain Brewing and Wynwood Brewing brand families, shipped by us pursuant to distribution agreements.

(2)	Total shipments by brand include international shipments and exclude shipments produced under our contract brewing arrangements.

The increase in our Kona brand shipments in the three-month period ended March 31, 2018 compared to the same period of 2017 was primarily due to increases in domestic and international shipments, primarily led by continued demand for Big Wave Golden Ale and Longboard Lager.

The decrease in our Widmer Brothers brand shipments in the three-month period ended March 31, 2018 compared to the same period of 2017 was led by a decrease in Hefeweizen brand shipments, primarily due to a continued strategic focus on the home market of Oregon.

Redhook brand shipments decreased in the three-month period ended March 31, 2018 compared to the same period of 2017, primarily due to a continued strategic focus on the home market of Washington, led by a decline in Longhammer IPA brand, partially offset by increased demand for our Big Ballard IPA brand.

Omission brand shipments increased in the three-month period ended March 31, 2018 compared to the same period of 2017, primarily led by increased demand for our newest brand, Omission Ultimate Light.

The increase in All other shipments in the three-month period ended March 31, 2018 compared to the same period of 2017 was primarily due to increases in the shipment volumes related to our distribution agreements with Wynwood Brewing and Appalachian Mountain Brewing, partially offset by a decrease in Cisco Brewers brand shipments.

Index

Shipments by Package
The following table sets forth a comparison of our shipments by package, excluding shipments produced under our contract brewing arrangements (in barrels):

	Three Months Ended March 31,
	2018		2017
	Shipments	% of Total	Shipments	% of Total
Draft	39,200	24.4%	36,000	24.3%
Packaged	121,400	75.6%	112,200	75.7%
Total	160,600	100.0%	148,200	100.0%

The package mix was relatively consistent in the three-month period ended March 31, 2018 compared to the same period of 2017.

Cost of Sales
Cost of sales includes purchased raw and component materials, direct labor, overhead and shipping costs.

Information regarding Cost of sales was as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar
	2018	2017	Change	% Change
Beer Related	$26,766	$25,581	$1,185	4.6%
Brewpubs	5,650	6,052	(402)	(6.6)%
Total	$32,416	$31,633	$783	2.5%

The increase in Beer Related Cost of sales in the three-month period ended March 31, 2018 compared to the same period of 2017 was primarily due to an increase in shipment volume, partially offset by an overall decrease in our Beer Related Cost of sales on a per barrel basis. The decrease in our Beer Related Cost of sales on a per barrel basis was primarily due to the lower cost of having a portion of our beer produced by A-B in its Ft. Collins, Colorado brewery, as well as cost savings associated with removing the Woodinville facility from our brewing footprint and the termination of our contract brewing agreement in Memphis, which had higher costs on a per barrel basis, partially offset by cost of goods, brewery costs and distribution rates on a per barrel basis.

The decrease in Brewpubs Cost of sales in the three-month period ended March 31, 2018 compared to the same period of 2017 was primarily due to closure of the Woodinville brewpub and conversion of the Portland brewpub into a taproom, partially offset by the costs of opening our new brewpub in Seattle, as well as increased sales at our Kona brewpub.

Capacity Utilization
Capacity utilization is calculated by dividing total shipments by approximate working capacity and was as follows:

	Three Months Ended March 31,
	2018	2017
Capacity Utilization	52%	54%

In June 2014, we initiated full-scale brewing with our brewing partner in Memphis, Tennessee. This partnership provided us scalable capacity and we had the ability to produce up to 100,000 barrels at this location annually. Production ceased with this brewing partner during the second quarter of 2017. In 2016, we entered into a contract brewing agreement with ABCS with the ability to have up to 300,000 barrels produced annually and, during the second quarter of 2017, production began in their facilities. Our capacity utilization declined in the three-month period ended March 31, 2018 compared to the same period of 2017 due to reductions in wholesaler inventories, as well as a larger percentage of our beer being brewed by ABCS as part of our contract brewing relationship and brewery footprint evolution in process.

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

Index

Gross Profit
Information regarding Gross profit was as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar
	2018	2017	Change	% Change
Beer Related	$14,710	$12,270	$2,440	19.9%
Brewpubs	361	399	(38)	(9.5)%
Total	$15,071	$12,669	$2,402	19.0%

Gross profit as a percentage of Net sales, or gross margin, was as follows:

	Three Months Ended March 31,
	2018	2017
Beer Related	35.5%	32.4%
Brewpubs	6.0%	6.2%
Overall	31.7%	28.6%

The increase in Beer Related Gross profit and gross margin in the three-month period ended March 31, 2018 compared to the same period of 2017 was primarily due to increased unit pricing and shipment volume, as well as the lower cost of having a portion of our beer produced by A-B in Ft. Collins, partially offset by $1.7 million of fees earned from Pabst related to a contract brewing volume shortfall in the 2017 period, and increases in brewery costs and distribution rates on a per barrel basis.

The decrease in the Brewpubs Gross profit and gross margin in the three-month period ended March 31, 2018 compared to the same period of 2017 was primarily due to the net costs associated with our new brewpub in Seattle, partially offset by the increased sales at our Kona brewpub.

Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) include compensation and related expenses for our sales and marketing activities, management, legal and other professional and administrative support functions.

Information regarding SG&A was as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar
	2018	2017	Change	% Change
Selling, general and administrative expenses	$14,748	$15,469	$(721)	(4.7)%
As a % of Net sales	31.1%	34.9%

The decrease in SG&A for the three-month period ended March 31, 2018 compared to the same period of 2017 was primarily due to a gain of $0.5 million related to the sale of the Woodinville brewing and bottling equipment, timing of creative and media spend, and a decrease in employee related costs, partially offset by increases in rent and technology related expenses.

Interest Expense
Information regarding Interest expense was as follows (dollars in thousands):

Three Months Ended March 31,		Dollar
2018	2017	Change	% Change
$134	$181	$(47)	(26.0)%

	Three Months Ended March 31,
	2018	2017
Average debt outstanding	$16,554	$27,308
Average interest rate	2.70%	1.88%

Index

The decrease in Interest expense in the three-month period ended March 31, 2018 compared to the same period of 2017 was primarily due to a decrease in our average debt outstanding, partially offset by an increase in our average interest rate. The decrease in our average debt outstanding was due to principal payments made on our term loan and the payoff of our line of credit following the sale of our Woodinville, Washington Brewery in January 2018.

Income Tax Provision
Our effective income tax rate was 27.8% for the first three months of 2018 and 40.0% in the first three months of 2017. The effective income tax rates reflect the impact of non-deductible expenses (primarily meals and entertainment expenses), state and local taxes, tax credits, and income excluded from taxation under the domestic production activities exclusion.

The decrease in our effective income tax rate was primarily due to tax legislation, which reduced our federal tax rate from 34% to 21% effective January 1, 2018. We expect our effective income tax rate to be 27% for all of 2018.

Liquidity and Capital Resources

We have required capital primarily for the construction and development of our production breweries, to support our brewery footprint evolution, and to fund our working capital needs. Historically, we have financed our capital requirements through cash flows from operations, bank borrowings and the sale of common and preferred stock. We anticipate meeting our obligations for the twelve months beginning April 1, 2018 primarily from cash flows generated from operations and borrowing under our line of credit facility as the need arises. Capital resources available to us at March 31, 2018 included $2.3 million of Cash, cash equivalents and restricted cash and $39.4 million available under our line of credit facility.

At March 31, 2018 and December 31, 2017, we had $17.2 million and $38.0 million of working capital, respectively, and our debt as a percentage of total capitalization (total debt and common shareholders’ equity) was 7.7% and 20.3%, respectively.

A summary of our cash flow information was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$2,741	$3,037
Net cash provided by (used in) investing activities	21,867	(1,965)
Net cash used in financing activities	(22,373)	(1,369)
Increase (decrease) in Cash, cash equivalents and restricted cash	$2,235	$(297)

Cash provided by operating activities of $2.7 million in the first three months of 2018 resulted from our Net income of $0.2 million, net non-cash expenses of $2.2 million and changes in our operating assets and liabilities as discussed in more detail below.

Accounts receivable, net, increased $0.8 million to $28.6 million at March 31, 2018 compared to $27.8 million at December 31, 2017. This increase was primarily due to increased shipment volume and a $3.9 million increase in our receivable from A-B attributable to the timing of shipments, as well as $0.5 million due from the sale of Woodinville brewing and bottling equipment, partially offset by a net decrease of $3.5 million for amounts due from ABWI related to the international distribution fee. The receivable from A-B totaled $21.1 million at March 31, 2018. Historically, we have not had collection problems related to our accounts receivable.

Inventories increased $2.1 million to $15.9 million at March 31, 2018 compared to $13.8 million at December 31, 2017. The increase from December 31, 2017 was primarily due to increases in work in process and finished goods as a result of timing of shipments in the fourth quarter of 2017 and first quarter of 2018, seasonality and the forecasted demand for our beer.

Accounts payable increased $0.7 million to $15.0 million at March 31, 2018 compared to $14.3 million at December 31, 2017, primarily due to the timing of payments related to our contract brewing relationship with ABCS.

As of March 31, 2018, we had a state net operating loss carryforward ("NOL") of $16,607, tax-effected, available to offset payment of future income taxes. We anticipate that we will utilize this NOL in the near future and, accordingly, once utilized, we will be required to satisfy all of our income tax obligations with cash.

Index

Capital expenditures of $1.1 million in the first three months of 2018 were primarily directed to beer production capacity and efficiency improvements. As of March 31, 2018, we had an additional $0.2 million of expenditures recorded in Accounts payable on our Consolidated Balance Sheets, compared to $0.5 million at December 31, 2017. Beginning in 2015 through expected completion in 2019, we are investing approximately $20 million in a new Hawaiian Brewery. We anticipate total capital expenditures of approximately $16.0 million to $19.0 million in 2018 primarily for our new Kona brewery and the addition of a new can line in our Portland brewery to address consumer demand.

Loan Agreement

We have a loan agreement (as amended, the “Loan Agreement”) with Bank of America, N.A., which currently consists of a $39.4 million revolving line of credit (“Line of Credit”), including provisions for cash borrowings and up to $2.5 million notional amount of letters of credit, and a term loan (“Term Loan”) with an original principal balance of $10.8 million. We may draw upon the Line of Credit for working capital and general corporate purposes until expiration on November 30, 2020. In accordance with the Loan Agreement, starting with the first quarter of 2018, availability under the Line of Credit is reduced by $625,000 each quarter. As of March 31, 2018, we had $39.4 million in funds available to be drawn upon from our line of credit. The maturity date of the Term Loan is September 30, 2023. At March 31, 2018, we did not have any borrowings outstanding under the Line of Credit and $9.1 million was outstanding under the Term Loan.

Under the Loan Agreement, interest accrues at an annual rate based on the London Inter-Bank Offered Rate (“LIBOR”) Daily Floating Rate plus a marginal rate. The marginal rate varies from 0.75% to 1.75% for the Line of Credit and Term Loan based on our funded debt ratio. At March 31, 2018, our marginal rate was 0.75%, resulting in an annual interest rate of 2.41%.

Accrued interest for the Term Loan is due and payable monthly. Principal payments on the Term Loan are due monthly in accordance with an agreed-upon schedule set forth in the Loan Agreement, with any unpaid principal balance and unpaid accrued interest due and payable on September 30, 2023.

The Loan Agreement authorizes acquisitions within the same line of business as long as we remain in compliance with the financial covenants of the Loan Agreement and there is at least $5.0 million of availability remaining on the Line of Credit following the acquisition. As of March 31, 2018, we were in compliance with all financial covenants.

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

Our critical accounting policies, as described in our 2017 Annual Report on Form 10-K, relate to goodwill, indefinite-lived intangible assets, long-lived assets, refundable deposits on kegs, revenue recognition and deferred taxes. Other than as described in Notes 2 and 8 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q regarding revenue recognition, there have been no changes to our critical accounting policies since December 31, 2017.

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

Recent Accounting Pronouncements

See Notes 2 and 8 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks and risk management policies since the filing of our 2017 Annual Report on Form 10-K, which was filed with the SEC on March 7, 2018.

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

Changes in Internal Control Over Financial Reporting
During the first quarter of 2018, there were no changes in our internal control over financial reporting identified in connection with the above evaluation required by Exchange Act Rule 13a-15 or 15d-15, except those disclosed below, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Beginning January 1, 2018, we implemented ASC 606, Revenue from Contracts with Customers. Although the new revenue standard is not expected to have a material impact on our ongoing net income, we did implement changes to our processes related to revenue recognition and the control activities within them. These included the development of new policies based on the five-step model provided in the new revenue standard, ongoing assessment of any variable consideration, new training, ongoing contract review requirements, and gathering of information provided for disclosures.

Index

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12 of Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report.

Item 1A. Risk Factors

There have been no changes in our reported risk factors since the filing of our 2017 Annual Report on Form 10-K, which was filed with the SEC on March 7, 2018.

Item 6. Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

10.1	Summary of Compensation Arrangements for Non-Employee Directors as of January 1, 2018
31.1	Certification of Chief Executive Officer of Craft Brew Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer of Craft Brew Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
99.1	Press Release dated May 9, 2018
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAFT BREW ALLIANCE, INC.

May 9, 2018	By:	/s/ Edwin A. Smith
Edwin A. Smith
Corporate Controller and Principal Accounting Officer