Form 10-Q
period 2018-06-30
CRAFT BREW ALLIANCE, INC.
filed 2018-08-08
CIK 892222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2018
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

The number of shares of the registrant’s common stock outstanding as of August 2, 2018 was 19,362,600.

CRAFT BREW ALLIANCE, INC.

Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash, cash equivalents and restricted cash	$5,778	$579
Accounts receivable, net	36,999	27,784
Inventory, net	14,522	13,844
Assets held for sale	—	22,946
Other current assets	1,874	4,335
Total current assets	59,173	69,488
Property, equipment and leasehold improvements, net	104,982	106,283
Goodwill	12,917	12,917
Intangible, equity method investment and other assets, net	20,469	20,949
Total assets	$197,541	$209,637
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$20,042	$14,338
Accrued salaries, wages and payroll taxes	4,673	5,877
Refundable deposits	4,282	4,816
Deferred revenue	4,685	3,385
Other accrued expenses	3,163	2,368
Current portion of long-term debt and capital lease obligations	807	699
Total current liabilities	37,652	31,483
Long-term debt and capital lease obligations, net of current portion	9,946	32,599
Fair value of derivative financial instruments	47	221
Deferred income tax liability, net	12,301	12,886
Other liabilities	1,647	1,657
Total liabilities	61,593	78,846
Commitments and contingencies (Note 12)
Common shareholders' equity:
Common stock, $0.005 par value. Authorized 50,000,000 shares; issued and outstanding 19,362,386 and 19,309,829	97	96
Additional paid-in capital	143,004	142,196
Accumulated other comprehensive loss	(35)	(164)
Accumulated deficit	(7,118)	(11,337)
Total common shareholders' equity	135,948	130,791
Total liabilities and common shareholders' equity	$197,541	$209,637

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Sales	$65,253	$64,204	$115,338	$110,970
Less excise taxes	3,430	3,654	6,028	6,118
Net sales	61,823	60,550	109,310	104,852
Cost of sales	39,696	42,221	72,112	73,854
Gross profit	22,127	18,329	37,198	30,998
Selling, general and administrative expenses	15,857	15,560	30,605	31,029
Operating income (loss)	6,270	2,769	6,593	(31)
Interest expense	(107)	(173)	(241)	(354)
Other income, net	21	10	55	13
Income (loss) before income taxes	6,184	2,606	6,407	(372)
Income tax provision (benefit)	1,732	882	1,794	(309)
Net income (loss)	$4,452	$1,724	$4,613	$(63)
Basic and diluted net income (loss) per share	$0.23	$0.09	$0.24	$—
Shares used in basic per share calculations	19,334	19,278	19,322	19,270
Shares used in diluted per share calculations	19,517	19,389	19,502	19,270

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$4,452	$1,724	$4,613	$(63)
Unrealized gain (loss) on derivative hedge transactions, net of tax	46	(3)	129	48
Comprehensive income (loss)	$4,498	$1,721	$4,742	$(15)

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$4,613	$(63)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,387	5,468
(Gain) loss on sale or disposal of Property, equipment and leasehold improvements	(494)	146
Deferred income taxes	(629)	(378)
Stock-based compensation	687	554
Other	188	875
Changes in operating assets and liabilities:
Accounts receivable, net	(9,215)	(3,334)
Inventories	(285)	3,323
Other current assets	1,761	(1,093)
Accounts payable and other accrued expenses	7,889	7,299
Accrued salaries, wages and payroll taxes	(1,204)	(49)
Refundable deposits	(241)	(397)
Net cash provided by operating activities	8,457	12,351

Cash flows from investing activities:
Expenditures for Property, equipment and leasehold improvements	(4,284)	(4,920)
Proceeds from sale of Property, equipment and leasehold improvements	22,936	91
Restricted cash from sale of Property, equipment and leasehold improvements	515	—
Net cash provided by (used in) investing activities	19,167	(4,829)

Cash flows from financing activities:
Principal payments on debt and capital lease obligations	(348)	(261)
Net repayments under revolving line of credit	(22,199)	(5,756)
Proceeds from issuances of common stock	206	87
Tax payments related to stock-based awards	(84)	—
Net cash used in financing activities	(22,425)	(5,930)
Increase in Cash, cash equivalents and restricted cash	5,199	1,592

Cash, cash equivalents and restricted cash:
Beginning of period	579	442
End of period	$5,778	$2,034
Supplemental disclosure of cash flow information:
Cash paid for interest	$285	$363
Cash paid for income taxes, net	126	176
Supplemental disclosure of non-cash information:
Purchases of Property, equipment and leasehold improvements with capital leases	$—	$180
Purchases of Property, equipment and leasehold improvements included in Accounts payable at end of period	429	7,550
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

ASU 2016-02
In February 2016, the FASB issued ASU 2016-02, "Leases." ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosing key information about leasing arrangements. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. We are currently evaluating the potential impact of the adoption of ASU 2016-02 on our consolidated financial statements. We currently expect the adoption of this standard to result in a material increase to the assets and liabilities on our consolidated balance sheets.

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

Index

The standards permit either the retrospective or the modified retrospective (cumulative effect) transition method. On January 1, 2018, we adopted the new accounting standard Accounting Standards Codification ("ASC") 606, "Revenue from Contracts with Customers" and all the related amendments to all contracts using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of accumulated deficit. We expect the impact of the adoption of the new standard to be immaterial to our net income on an ongoing basis.

See also Note 8.

Note 3. Cash, Cash Equivalents and Restricted Cash

We maintain cash balances with financial institutions that may exceed federally insured limits. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2018 and December 31, 2017, we did not have any cash equivalents.

As part of our cash management system, we use a controlled disbursement account to fund cash distribution checks presented for payment by the holder. Checks issued but not yet presented to banks may result in overdraft balances for accounting purposes. As of June 30, 2018 and December 31, 2017, there were no bank overdrafts. Changes in bank overdrafts from period to period are reported in the Consolidated Statements of Cash Flows as a component of operating activities within Accounts payable and Other accrued expenses.

Cash and cash equivalents that are restricted as to withdrawal or use under terms of certain contractual agreements are recorded in Cash, cash equivalents and restricted cash on our Consolidated Balance Sheets. Restricted cash of $0.5 million at June 30, 2018 represents funds held in an escrow account from the sale of our Woodinville brewery related to a lien; we expect that the lien will be resolved in our favor and the restriction will be removed. We did not have any restricted cash at December 31, 2017.

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

Inventories consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$3,247	$4,290
Work in process	2,616	1,960
Finished goods	6,120	5,009
Packaging materials	1,322	956
Promotional merchandise	714	1,161
Brewpub food, beverages and supplies	503	468
	$14,522	$13,844

Work in process is beer held in fermentation tanks prior to the filtration and packaging process.

Index

Note 5. Related Party Transactions

As of June 30, 2018 and December 31, 2017, Anheuser-Busch, LLC ("A-B") owned approximately 31.3% and 31.4%, respectively, of our outstanding common stock.

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

Transactions with A-B, Ambev, ABWI and ABC consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Gross sales to A-B and Ambev	$50,283	$49,144	$87,851	$81,785
International distribution fee earned from ABWI	850	850	1,700	1,700
International distribution fee from ABWI, recorded in Deferred revenue	650	400	1,300	800
Contract Brewing fee earned from ABC	395	—	858	—
Margin fee paid to A-B, classified as a reduction of Sales	687	669	1,205	1,157
Inventory management and other fees paid to A-B, classified in Cost of sales	100	101	190	192
Media and other reimbursement from A-B, classified as a reduction of Selling, general and administrative expenses	—	74	—	74

Amounts due to or from A-B and ABWI were as follows (in thousands):

	June 30, 2018	December 31, 2017
Amounts due from A-B related to beer sales pursuant to the A-B distributor agreement	$23,593	$15,663
Amounts due from ABWI and A-B related to international distribution fee	3,000	5,000
Refundable deposits due to A-B	(1,982)	(1,619)
Amounts due to A-B for services rendered	(9,002)	(4,836)
Net amount due from A-B and ABWI	$15,609	$14,208

Index

Transactions with Wynwood Brewing Co. ("Wynwood")
As of June 30, 2018 and December 31, 2017, we owned a 24.5% interest in Wynwood. The carrying value of our investment was $2.0 million as of June 30, 2018.

Transactions with Wynwood consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Master distributor fee earned	$12	$—	$19	$—
Share of (gain) loss, classified as a component of Other income (expense), net	(1)	—	22	—
Refund of investment, classified as a reduction in the carrying value of the equity method investment	—	—	23	—

Amounts due to or from Wynwood were as follows (in thousands):

	June 30, 2018	December 31, 2017
Amounts receivable related to raw materials and alternating proprietorship fees	$188	$148
Amounts receivable related to Brewery representative reimbursements	—	32
Amounts due related to purchases of beer pursuant to the distributor agreement	(123)	(116)
Amounts due related to Royalty fees	—	(4)
Net amount receivable	$65	$60

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

Three Months Ended June 30,		Six Months Ended June 30,
2018	2017	2018	2017
$41	$31	$82	$61

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

Three Months Ended June 30,		Six Months Ended June 30,
2018	2017	2018	2017
$147	$145	$290	$288

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

We have assessed our vulnerability to certain business and financial risks, including interest rate risk associated with our variable-rate long-term debt. To mitigate this risk, effective January 23, 2014, we entered into an interest rate swap contract with Bank of America, N.A. (“BofA”) for 75% of the Term Loan balance, to hedge the variability of interest payments associated with our variable-rate borrowings under our Term Loan with BofA. The Term Loan contract and the interest rate swap terminate on

Index

September 30, 2023. The Term Loan contract had a total notional value of $6.8 million as of June 30, 2018. Through this swap agreement, we pay interest at a fixed rate of 2.86% and receive interest at a floating-rate of the one-month LIBOR, which was 2.07% at June 30, 2018.

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

As of June 30, 2018, unrealized net losses of $0.05 million were recorded in Accumulated other comprehensive loss as a result of these hedges. The effective portion of the gain or loss on the derivatives is reclassified into Interest expense in the same period during which we record Interest expense associated with the related debt. There was no hedge ineffectiveness during the first six months of 2018 or 2017.

The fair value of our derivative instruments was as follows (in thousands):

	June 30, 2018	December 31, 2017
Fair value of interest rate swaps	$(47)	$(221)

The effect of our interest rate swap contracts that were accounted for as a derivative instrument on our Consolidated Statements of Operations was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in Accumulated OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Three Months Ended June 30,
2018	$61	Interest expense	$17
2017	$(5)	Interest expense	$40

Six Months Ended June 30,
2018	$173	Interest expense	$39
2017	$77	Interest expense	$93

See also Note 7.

Note 7. Fair Value Measurements

Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Index

The following table summarizes liabilities measured at fair value on a recurring basis (in thousands):

Fair Value at June 30, 2018	Level 1	Level 2	Level 3	Total
Interest rate swap	$—	$(47)	$—	$(47)

Fair Value at December 31, 2017
Interest rate swaps	$—	$(221)	$—	$(221)

We did not have any assets measured at fair value on a recurring basis at June 30, 2018 or December 31, 2017.

The fair value of our interest rate swaps was based on quarterly statements from the issuing bank. There were no changes to our valuation techniques during the six months ended June 30, 2018.

We believe the carrying amounts of Cash, cash equivalents and restricted cash, Accounts receivable, Other current assets, Accounts payable, Accrued salaries, wages and payroll taxes, and Other accrued expenses are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

We had fixed-rate debt outstanding as follows (in thousands):

	June 30, 2018	December 31, 2017
Fixed-rate debt on Consolidated Balance Sheets	$1,718	$1,855
Estimated fair value of fixed-rate debt	1,746	1,915

We calculate the estimated fair value of our fixed-rate debt using a discounted cash flow methodology. Using estimated current interest rates based on a similar risk profile and duration (Level 2), the fixed cash flows are discounted and summed to compute the fair value of the debt.

Note 8. Revenue Recognition

On January 1, 2018, we adopted the Accounting Standards Codification ("ASC") 606, "Revenue from Contracts with Customers" and all the related amendments (the "new revenue standard") for all of our revenue contracts, using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of Accumulated deficit. The adoption of ASC 606 did not have a material impact on our consolidated financial statements as of January 1, 2018 or for the three and six-month periods ended June 30, 2018.

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

Index

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our Consolidated Balance Sheets and Consolidated Statements of Operations was as follows (in thousands):

	June 30, 2018
	As Reported	Balance without Adoption of ASC 606	Effect of Change Higher (Lower)
Consolidated Balance Sheets
Assets:
Other current assets	$1,874	$2,111	$(237)
Intangible, equity method investment and other assets, net	20,469	20,508	(39)

Liabilities:
Deferred income tax liability, net	12,301	12,334	(33)

Common shareholders' equity:
Accumulated deficit	$(7,118)	$(7,427)	$(309)

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported	Balance without Adoption of ASC 606	Effect of Change Higher (Lower)	As Reported	Balance without Adoption of ASC 606	Effect of Change Higher (Lower)
Consolidated Statements of Operations
Selling, general and administrative expenses	$15,857	$15,916	$(59)	$30,605	$30,723	$(118)
Income tax provision	1,732	1,715	17	1,794	1,761	33
Net income	4,452	4,410	42	4,613	4,528	85

The following table disaggregates our Sales by major source (in thousands):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Beer Related[1]	Brewpubs	Total	Beer Related[1]	Brewpubs	Total
Product sold through distributor agreements[2]	$54,148	$—	$54,148	$93,815	$—	$93,815
Alternating proprietorship and contract brewing fees	3,175	—	3,175	5,886	—	5,886
International distribution fees	850	—	850	1,700	—	1,700
Brewpubs[3]	—	6,101	6,101	—	12,112	12,112
Other[4]	979	—	979	1,825	—	1,825
	$59,152	$6,101	$65,253	$103,226	$12,112	$115,338

Index

(1)
Beer Related sales include sales to A-B subsidiaries including Ambev, ABWI and ABC. Sales to wholesalers through the A-B distributor agreement in the three and six-month periods ended June 30, 2018 represented 77.9% and 77.3% of our Sales, respectively.

(2)	Product sold through distributor agreements included domestic and international sales of owned and non-owned brands pursuant to terms in our distributor agreements.

(3)	Brewpub sales include sales of promotional merchandise and sales of beer directly to customers.

(4)	Other sales include sales of beer related merchandise, hops, spent grain and an export manager fee.

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

We entered into an International Distribution Agreement ("IDA") with A-B for the rights to serve as our exclusive distributor in international territories defined by the IDA for a 10-year period. The IDA represents a single international license to all territories defined in the IDA. Revenue is recognized on a straight-line basis over the 10-year term of the agreement. In accordance with ASC 606, we evaluate the factors used in our estimates of variable consideration to be received under contracts on a quarterly basis. We estimate variable consideration as the most likely amount to which we expect to be entitled. We have evaluated, on a quarterly basis, the qualitative factors, including current market conditions and our relationship with A-B, and we consider receiving $34.0 million over the 10-year term of the IDA the most likely outcome under the IDA. We believe that the possibility of a significant reversal of cumulative revenue recognized from this agreement under this conclusion is remote. Under the IDA, A-B has the right to issue purchase orders to distribute product in international territories defined by the IDA. Each purchase order placed under the IDA is a distinct performance obligation. The transaction price for each performance obligation is a sales-based royalty, which is recognized as revenue in accordance with the sales-based royalty exception. Accordingly, royalty revenue is recognized as the variability associated with the royalty is resolved, which is upon A-B's subsequent sale of our product.

In cases where all conditions to a sale are not met at the time of sale, revenue recognition is deferred until all conditions are met. As of January 1, 2018, we had $3.4 million of deferred revenue recorded in Deferred revenue on the Consolidated Balance Sheets related to the IDA. As of June 30, 2018, we earned the right to receive an additional $3.0 million pursuant to the IDA, of which we have recognized $1.7 million as Sales, resulting in deferred revenue of $4.7 million at June 30, 2018. We will earn the right to receive an additional $3.0 million over the remaining two quarters in 2018 and we will earn the right to receive an additional $20.0 million in 2019. We expect to recognize an additional $1.7 million of deferred revenue as Sales in the remainder of 2018, $3.4 million in 2019, and $22.6 million thereafter.

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

Index

Net sales, Gross profit and gross margin information by segment was as follows (dollars in thousands):

	Three Months Ended June 30,
2018	Beer Related	Brewpubs	Total
Net sales	$55,722	$6,101	$61,823
Gross profit	$21,942	$185	$22,127
Gross margin	39.4%	3.0%	35.8%

2017
Net sales	$53,435	$7,115	$60,550
Gross profit	$17,620	$709	$18,329
Gross margin	33.0%	10.0%	30.3%

	Six Months Ended June 30,
2018	Beer Related	Brewpubs	Total
Net sales	$97,198	$12,112	$109,310
Gross profit	$36,652	$546	$37,198
Gross margin	37.7%	4.5%	34.0%

2017
Net sales	$91,286	$13,566	$104,852
Gross profit	$29,890	$1,108	$30,998
Gross margin	32.7%	8.2%	29.6%

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

Sales to wholesalers through the A-B distributor agreement represented the following percentage of our Sales:

Three Months Ended June 30,		Six Months Ended June 30,
2018	2017	2018	2017
77.9%	76.8%	77.3%	74.2%

Receivables from A-B and ABWI represented the following percentage of our Accounts receivable balance:

June 30, 2018	December 31, 2017
71.9%	74.4%

Index

Note 10. Significant Stock-Based Plan Activity and Stock-Based Compensation

Stock-Based Compensation
Stock-based compensation expense was recognized in our Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of sales	$14	$17	$66	$36
Selling, general and administrative expense	188	180	621	518
Total stock-based compensation expense	$202	$197	$687	$554

At June 30, 2018, we had total unrecognized stock-based compensation expense of $2.4 million, which will be recognized over the weighted average remaining vesting period of 2.0 years.

Note 11. Earnings Per Share

The reconciliation between the number of shares used for the basic and diluted per share calculations, as well as other related information, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average common shares used for basic EPS	19,334	19,278	19,322	19,270
Dilutive effect of stock-based awards	183	111	180	—
Shares used for diluted EPS	19,517	19,389	19,502	19,270

Stock-based awards not included in diluted per share calculations as they would be antidilutive	—	2	—	125

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

Legal
On February 28, 2017 and March 6, 2017, respectively, two lawsuits, Sara Cilloni and Simone Zimmer v. Craft Brew Alliance, Inc., and Theodore Broomfield v. Kona Brewing Co. LLC, Kona Brew Enterprises, LLP, Kona Brewery LLC, and Craft Brew Alliance, Inc., were filed in the United States District Court for the Northern Division of California. On April 7, 2017, the two lawsuits were consolidated into a single complaint under the Broomfield case. The consolidated lawsuit purports to be a class action brought on behalf of all persons who purchased Kona Brewing Company beer within the relevant statute of limitations period. The lawsuit alleges that the defendants misled customers regarding the state in which Kona Brewing Company beers are manufactured and in describing Kona Brewing Company beer as “craft beer.” We intend to vigorously defend against the foregoing action and, on April 28, 2017, we filed a motion to dismiss the complaint. The motion to dismiss was granted in part and denied in part on September 1, 2017. A hearing on class certification is scheduled for September 6, 2018. We have not recorded any liabilities with respect to the claims.

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

In contemplation of the sale of certain brewing and bottling equipment included in the Sale Transaction, $0.5 million of the total purchase price was placed in escrow following the closing. If the purchaser of the equipment had sold it for less than $3.5 million, the shortfall would have been paid to the purchaser up to the amount held in escrow, with the balance, if any, paid to us. The Woodinville brewing and bottling equipment was sold for more than $3.5 million in the first quarter of 2018 and, accordingly, the $0.5 million in escrow was remitted to us.

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

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein, as well as the audited Consolidated Financial Statements and Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2017 Annual Report. The discussion and analysis includes period-to-period comparisons of our financial results. Although period-to-period comparisons may be helpful in understanding our financial results, we believe that they should not be relied upon as an accurate indicator of future performance.

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

As competition in the craft beer market continues to grow and consumers increasingly demand local offerings, Craft Brew Alliance has expanded its portfolio of brands and maximized its brewing footprint through strategic partnerships with Appalachian Mountain Brewery, based in Boone, North Carolina; Cisco Brewers, based in Nantucket, Massachusetts; and Wynwood Brewing Co., based in Miami, Florida. Through these strategic partnerships, we gain local relevance in select beer geographies, while our partner breweries gain access to our world-class leadership and national brewing and sales infrastructure to grow their brands. In the third quarter of 2017, we acquired a 24.5% interest in Wynwood Brewing Co.

Publicly traded on NASDAQ under the ticker symbol BREW, Craft Brew Alliance is headquartered in Portland, Oregon and operates breweries and brewpubs across the U.S.

We proudly brew our craft beers in three company-owned breweries located in Portland, Oregon; Portsmouth, New Hampshire; and Kailua-Kona, Hawaii. In 2016, we entered into a contract brewing agreement with A-B Commercial Strategies, LLC (“ABCS”), an affiliate of Anheuser-Busch, LLC (“A-B”), and began producing some CBA beers at ABCS's brewery in Fort Collins, Colorado in 2017. Additionally, we own and operate three small innovation breweries, which are primarily used for small batch production and experimental, limited-release beers that could potentially scale for larger production; these innovation breweries are located in Portland, Oregon, Seattle, Washington and Portsmouth, New Hampshire.

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

On January 30, 2018, we entered into a Contract Brewing Agreement (the “Brewing Agreement”) with ABC, an affiliate of A-B, pursuant to which we brew, package, and palletize certain malt beverage products of A-B's craft breweries at our Portland, Oregon, and Portsmouth, New Hampshire, breweries as selected by ABC. Under the terms of the Brewing Agreement, ABC pays us a per barrel fee that varies based on the annual volume of the specified product brewed by us, plus (a) our actual incremental costs of brewing the product and (b) certain capital costs and costs of graphics and labeling that we incur in connection with the brewed products. This Brewing Agreement will expire on December 31, 2018, unless the arrangement is extended at the mutual agreement of the parties.

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

Index

Following is a summary of our financial results:

Six Months Ended June 30,	Net sales	Net income (loss)	Number of barrels sold
2018	$109.3 million	$4.6 million	391,600
2017	$104.9 million	$(0.1) million	378,400
Results of Operations

The following table sets forth, for the periods indicated, certain information from our Consolidated Statements of Operations expressed as a percentage of Net sales(1):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Sales	105.5%	106.0%	105.5%	105.8%
Less excise taxes	(5.5)	(6.0)	(5.5)	(5.8)
Net sales	100.0	100.0	100.0	100.0
Cost of sales	64.2	69.7	66.0	70.4
Gross profit	35.8	30.3	34.0	29.6
Selling, general and administrative expenses	25.6	25.7	28.0	29.6
Operating income (loss)	10.1	4.6	6.0	—
Interest expense	(0.2)	(0.3)	(0.2)	(0.3)
Other income, net	—	—	0.1	—
Income (loss) before income taxes	10.0	4.3	5.9	(0.4)
Income tax provision (benefit)	2.8	1.5	1.6	(0.3)
Net income (loss)	7.2%	2.8%	4.2%	(0.1)%

(1)	Percentages may not add due to rounding.

Index

Segment Information
Net sales, Gross profit and Gross margin information by segment was as follows (dollars in thousands):

	Three Months Ended June 30,
2018	Beer Related	Brewpubs	Total
Net sales	$55,722	$6,101	$61,823
Gross profit	$21,942	$185	$22,127
Gross margin	39.4%	3.0%	35.8%

2017
Net sales	$53,435	$7,115	$60,550
Gross profit	$17,620	$709	$18,329
Gross margin	33.0%	10.0%	30.3%

	Six Months Ended June 30,
2018	Beer Related	Brewpubs	Total
Net sales	$97,198	$12,112	$109,310
Gross profit	$36,652	$546	$37,198
Gross margin	37.7%	4.5%	34.0%

2017
Net sales	$91,286	$13,566	$104,852
Gross profit	$29,890	$1,108	$30,998
Gross margin	32.7%	8.2%	29.6%

Index

Sales by Category
Sales by category were as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar
Sales by Category	2018	2017	Change	% Change
A-B and A-B related(1)	$50,841	$49,325	$1,516	3.1%
Contract brewing and beer related(2)	8,311	7,764	547	7.0%
Excise taxes	(3,430)	(3,654)	224	(6.1)%
Net beer related sales	55,722	53,435	2,287	4.3%
Brewpubs(3)	6,101	7,115	(1,014)	(14.3)%
Net sales	$61,823	$60,550	$1,273	2.1%

	Six Months Ended June 30,		Dollar
Sales by Category	2018	2017	Change	% Change
A-B and A-B related(1)	$89,204	$82,328	$6,876	8.4%
Contract brewing and beer related(2)	14,022	15,076	(1,054)	(7.0)%
Excise taxes	(6,028)	(6,118)	90	(1.5)%
Net beer related sales	97,198	91,286	5,912	6.5%
Brewpubs(3)	12,112	13,566	(1,454)	(10.7)%
Net sales	$109,310	$104,852	$4,458	4.3%

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

(3)	Brewpubs sales include sales of promotional merchandise and sales of beer directly to customers.

Shipments by Category
Shipments by category were as follows (in barrels):

Three Months Ended June 30,	2018 Shipments	2017 Shipments	Increase (Decrease)	% Change	Change in Depletions(1)
A-B and A-B related(2)	198,300	195,900	2,400	1.2%	(2)%
Contract brewing and beer related(3)	24,300	27,100	(2,800)	(10.3)%
Brewpubs	2,000	2,600	(600)	(23.1)%
Total	224,600	225,600	(1,000)	(0.4)%

Six Months Ended June 30,	2018 Shipments	2017 Shipments	Increase (Decrease)	% Change	Change in Depletions(1)
A-B and A-B related(2)	344,800	329,300	15,500	4.7%	(3)%
Contract brewing and beer related(3)	43,000	44,500	(1,500)	(3.4)%
Brewpubs	3,800	4,600	(800)	(17.4)%
Total	391,600	378,400	13,200	3.5%

(1)	Change in depletions reflects the year-over-year change in barrel volume sales of beer by wholesalers to retailers.

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

Index

The increases in sales to A-B and A-B related in the three and six-month periods ended June 30, 2018 compared to the same periods of 2017 were primarily due to increases in average unit pricing and shipment volume. Shipment volume increased in the second quarter of 2018 primarily as a result of lower than usual shipment volumes in the second quarter of 2017, as we reduced our inventory levels at our wholesale partners as part of our ongoing efforts to address slowing craft segment growth and the inventory pressures facing distributors in the complex craft beer market. International distribution fees earned were $0.9 million in the three-month periods ended June 30, 2018 and 2017 and $1.7 million in the six-month periods ended June 30, 2018 and 2017.

The increase in Contract brewing and beer related sales in the three-month period ended June 30, 2018 compared to the same period of 2017 was primarily due to an increase in international shipments of our beer and an increase in our alternating proprietorship fees, partially offset by a decrease in contract brewing volume. The decrease in Contract brewing and beer related sales in the six-month period ended June 30, 2018 compared to the same period of 2017 was primarily due to $1.7 million of fees earned in the 2017 period from Pabst Northwest Brewing Company ("Pabst") related to a contract brewing volume shortfall, partially offset by an increase in international shipments of our beer and an increase in our alternating proprietorship fees.

Brewpubs sales decreased in the three and six-month periods ended June 30, 2018 compared to the same periods of 2017, primarily as a result of the closure of our Woodinville brewpub, as well as the conversion of our Portland brewpub into a beer-focused taproom, both at the end of 2017, partially offset by the opening of our newest brewpub, Redhook Brewlab, in Seattle, Washington, in the third quarter of 2017, and an increase in sales at our Kona brewpub. Sales at our Kona brewpub may be adversely affected by the lower tourism resulting from to the ongoing eruption of the Kilauea volcano.

In December 2017, the Tax Cuts and Jobs Act was signed into law and will provide small and regional brewers and small wineries significant excise tax relief effective January 1, 2018. The new law affects our Excise taxes in the following ways:

•	Beer: Reduced the federal excise tax to $3.50 per barrel on the first 60,000 barrels for domestic brewers producing fewer than 2 million barrels annually, down from $7.00 per barrel;

•	Beer: Reduced the federal excise tax to $16.00 per barrel on the first 6 million barrels for all other brewers and all beer importers, down from $18.00 per barrel; and

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

Index

Shipments by Brand
The following table sets forth a comparison of shipments by brand (in barrels):

Three Months Ended June 30,	2018 Shipments	2017 Shipments	Increase (Decrease)	% Change	Change in Depletions
Kona	141,000	130,900	10,100	7.7%	7%
Widmer Brothers	28,900	35,400	(6,500)	(18.4)%	(19)%
Redhook	20,400	26,600	(6,200)	(23.3)%	(27)%
Omission	12,800	12,100	700	5.8%	5%
All other(1)	15,600	14,200	1,400	9.9%	12%
Total(2)	218,700	219,200	(500)	(0.2)%	(2)%

Six Months Ended June 30,	2018 Shipments	2017 Shipments	Increase (Decrease)	% Change	Change in Depletions
Kona	240,000	213,000	27,000	12.7%	5%
Widmer Brothers	52,200	63,200	(11,000)	(17.4)%	(19)%
Redhook	39,000	47,300	(8,300)	(17.5)%	(25)%
Omission	23,100	21,300	1,800	8.5%	7%
All other(1)	25,000	22,600	2,400	10.6%	17%
Total(2)	379,300	367,400	11,900	3.2%	(3)%

(1)
All other includes the shipments and depletions from our Square Mile brand family, as well as the non-owned Cisco Brewers, Appalachian Mountain Brewing and Wynwood Brewing Co. brand families, shipped by us pursuant to distribution agreements.

(2)	Total shipments by brand include international shipments and exclude shipments produced under our contract brewing arrangements.

The increases in our Kona brand shipments in the three and six-month periods ended June 30, 2018 compared to the same periods of 2017 were primarily due to increases in domestic and international shipments, primarily led by continued demand for Big Wave Golden Ale and our newest brand, Kanaha Blonde Ale.

The decreases in our Widmer Brothers brand shipments in the three and six-month periods ended June 30, 2018 compared to the same periods of 2017 were led by decreases in Hefeweizen brand shipments, primarily due to increased competition in the home market of Oregon.

Redhook brand shipments decreased in the three and six-month periods ended June 30, 2018 compared to the same periods of 2017, primarily due to a continued strategic focus on the home market of Washington, led by declines in Longhammer IPA brand, partially offset by increased demand for our Big Ballard IPA brand.

Omission brand shipments increased in the three and six-month periods ended June 30, 2018 compared to the same periods of 2017, primarily led by increased demand for our newest brand, Omission Ultimate Light.

The increases in All other shipments in the three and six-month periods ended June 30, 2018 compared to the same periods of 2017 were primarily due to increases in the shipment volumes related to our distribution agreements with Wynwood Brewing Co. and Appalachian Mountain Brewing, partially offset by decreases in Cisco Brewers brand shipments.

Index

Shipments by Package
The following table sets forth a comparison of our shipments by package, excluding shipments produced under our contract brewing arrangements (in barrels):

	Three Months Ended June 30,
	2018		2017
	Shipments	% of Total	Shipments	% of Total
Draft	49,800	22.8%	48,200	22.0%
Packaged	168,900	77.2%	171,000	78.0%
Total	218,700	100.0%	219,200	100.0%

	Six Months Ended June 30,
	2018		2017
	Shipments	% of Total	Shipments	% of Total
Draft	89,000	23.5%	84,200	22.9%
Packaged	290,300	76.5%	283,200	77.1%
Total	379,300	100.0%	367,400	100.0%

The package mix was relatively consistent in the three and six-month periods ended June 30, 2018 compared to the same periods of 2017.

Cost of Sales
Cost of sales includes purchased raw and component materials, direct labor, overhead and shipping costs.

Information regarding Cost of sales was as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar
	2018	2017	Change	% Change
Beer Related	$33,780	$35,815	$(2,035)	(5.7)%
Brewpubs	5,916	6,406	(490)	(7.6)%
Total	$39,696	$42,221	$(2,525)	(6.0)%

	Six Months Ended June 30,		Dollar
	2018	2017	Change	% Change
Beer Related	$60,546	$61,396	$(850)	(1.4)%
Brewpubs	11,566	12,458	(892)	(7.2)%
Total	$72,112	$73,854	$(1,742)	(2.4)%

The decreases in Beer Related Cost of sales in the three and six-month periods ended June 30, 2018 compared to the same periods of 2017 were primarily due to decreases in our Beer Related Cost of sales on a per barrel basis, partially offset by an increase in shipment volume in the six-month period. The decreases in our Beer Related Cost of sales on a per barrel basis were primarily due to the lower cost of having a portion of our beer produced by A-B in its Ft. Collins, Colorado brewery, as well as cost savings associated with removing the Woodinville facility from our brewing footprint and the termination of our contract brewing agreement in Memphis, which had higher costs on a per barrel basis, partially offset by increases in brewery costs and distribution rates on per barrel bases.

The decreases in Brewpubs Cost of sales in the three and six-month periods ended June 30, 2018 compared to the same periods of 2017 were primarily due to closure of the Woodinville brewpub and conversion of the Portland brewpub into a taproom, partially offset by the costs of opening our new brewpub in Seattle, as well as increased sales at our Kona brewpub.

Index

Capacity Utilization
Capacity utilization is calculated by dividing total shipments by approximate working capacity and was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Capacity Utilization	67%	68%	59%	61%

In June 2014, we initiated full-scale brewing with our brewing partner in Memphis, Tennessee. This partnership provided us scalable capacity and we had the ability to produce up to 100,000 barrels at this location annually. Production ceased with this brewing partner during the second quarter of 2017. In 2016, we entered into a contract brewing agreement with ABCS with the ability to have up to 300,000 barrels produced annually and, during the second quarter of 2017, production began in their facilities. Our capacity utilization declined in the three and six-month periods ended June 30, 2018 compared to the same periods of 2017 due to reductions in wholesaler inventories, as well as a larger percentage of our beer being brewed by ABCS as part of our contract brewing relationship and evolving brewery footprint.

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

Gross Profit
Information regarding Gross profit was as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar
	2018	2017	Change	% Change
Beer Related	$21,942	$17,620	$4,322	24.5%
Brewpubs	185	709	(524)	(73.9)%
Total	$22,127	$18,329	$3,798	20.7%

	Six Months Ended June 30,		Dollar
	2018	2017	Change	% Change
Beer Related	$36,652	$29,890	$6,762	22.6%
Brewpubs	546	1,108	(562)	(50.7)%
Total	$37,198	$30,998	$6,200	20.0%

Gross profit as a percentage of Net sales, or gross margin, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Beer Related	39.4%	33.0%	37.7%	32.7%
Brewpubs	3.0%	10.0%	4.5%	8.2%
Overall	35.8%	30.3%	34.0%	29.6%

The increases in Beer Related Gross profit and gross margin in the three and six-month periods ended June 30, 2018 compared to the same periods of 2017 were primarily due to increased unit pricing, as well as the lower costs related to having a portion of our beer produced by A-B in Ft. Collins, partially offset by increases in brewery costs and distribution rates on per barrel bases. The six-month period ended June 30, 2018 also benefited from an increase in shipment volume partially offset by $1.7 million of fees earned from Pabst related to a contract brewing volume shortfall in the 2017 six-month period.

The decreases in the Brewpubs Gross profit and gross margin in the three and six-month periods ended June 30, 2018 compared to the same periods of 2017 were primarily due to the net costs associated with our new brewpub in Seattle, partially offset by the increased sales at our Kona brewpub.

Index

Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) include compensation and related expenses for our sales and marketing activities, management, legal and other professional and administrative support functions.

Information regarding SG&A was as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar
	2018	2017	Change	% Change
Selling, general and administrative expenses	$15,857	$15,560	$297	1.9%
As a % of Net sales	25.6%	25.7%

	Six Months Ended June 30,		Dollar
	2018	2017	Change	% Change
Selling, general and administrative expenses	$30,605	$31,029	$(424)	(1.4)%
As a % of Net sales	28.0%	29.6%

The increase in SG&A for the three-month period ended June 30, 2018 compared to the same period of 2017 was primarily due to increased creative and media spend.

The decrease in SG&A for the six-month period ended June 30, 2018 compared to the same period of 2017 was primarily due to a gain of $0.5 million in the first quarter of 2018 related to the sale of the Woodinville brewing and bottling equipment and a decrease in professional fees, partially offset by increases in creative and media spend and rent expense. To strengthen sales volume, additional increases in creative and media spend are expected for the balance of the year.

Interest Expense
Information regarding Interest expense was as follows (dollars in thousands):

Three Months Ended June 30,		Dollar
2018	2017	Change	% Change
$107	$173	$(66)	(38.2)%

Six Months Ended June 30,		Dollar
2018	2017	Change	% Change
$241	$354	$(113)	(31.9)%

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Average debt outstanding	$10,839	$25,862	$14,092	$26,372
Average interest rate	3.37%	2.06%	2.86%	1.98%

The decreases in Interest expense in the three and six-month periods ended June 30, 2018 compared to the same periods of 2017 were primarily due to decreases in our average debt outstanding, partially offset by increases in our average interest rate. The decreases in our average debt outstanding were due to principal payments made on our term loan and the payoff of our line of credit following the sale of our Woodinville, Washington Brewery in January 2018.

Income Tax Provision
Our effective income tax rate was 28.0% for the first six months of 2018 and 83.1% in the first six months of 2017. The effective income tax rates reflect the impact of non-deductible expenses (primarily meals and entertainment expenses), state and local taxes, tax credits, and income excluded from taxation under the domestic production activities exclusion.

Index

The decrease in our effective income tax rate was primarily due to tax legislation, which reduced our federal tax rate from 34% to 21% effective January 1, 2018. We expect our effective income tax rate to be 28% for all of 2018.
Liquidity and Capital Resources

We have required capital primarily for the construction and development of our production breweries, to support our brewery footprint evolution, and to fund our working capital needs. Historically, we have financed our capital requirements through cash flows from operations, bank borrowings and the sale of common and preferred stock. We anticipate meeting our obligations for the twelve months beginning July 1, 2018 primarily from cash flows generated from operations and borrowing under our line of credit facility as the need arises. Capital resources available to us at June 30, 2018 included $5.3 million of Cash and cash equivalents and $38.8 million available under our line of credit facility.

At June 30, 2018 and December 31, 2017, we had $21.5 million and $38.0 million of working capital, respectively, and our debt as a percentage of total capitalization (total debt and common shareholders’ equity) was 7.3% and 20.3%, respectively.

A summary of our cash flow information was as follows (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$8,457	$12,351
Net cash provided by (used in) investing activities	19,167	(4,829)
Net cash used in financing activities	(22,425)	(5,930)
Increase in Cash, cash equivalents and restricted cash	$5,199	$1,592

Cash provided by operating activities of $8.5 million in the first six months of 2018 resulted from our Net income of $4.6 million, net non-cash expenses of $5.1 million and changes in our operating assets and liabilities as discussed in more detail below.

Accounts receivable, net, increased $9.2 million to $37.0 million at June 30, 2018 compared to $27.8 million at December 31, 2017. This increase was primarily due to increased shipment volume and a $7.9 million increase in our receivable from A-B attributable to the timing of shipments, partially offset by a net decrease of $2.0 million for amounts due from ABWI related to the international distribution fee. The receivable from A-B and ABWI totaled $26.6 million at June 30, 2018. Historically, we have not had collection problems related to our accounts receivable.

Inventories increased $0.7 million to $14.5 million at June 30, 2018 compared to $13.8 million at December 31, 2017. The increase was primarily due to increases in work in process and finished goods as a result of timing of shipments in the fourth quarter of 2017 and the second quarter of 2018, seasonality and the forecasted demand for our beer.

Accounts payable increased $5.7 million to $20.0 million at June 30, 2018 compared to $14.3 million at December 31, 2017, primarily due to the timing of payments related to our contract brewing relationship with ABCS.

As of June 30, 2018, we had a state net operating loss carryforward ("NOL") of $9,426, tax-effected, available to offset payment of future income taxes. We anticipate that we will utilize this NOL in the near future and, accordingly, once utilized, we will be required to satisfy all of our income tax obligations with cash.

Capital expenditures of $4.3 million in the first six months of 2018 were primarily directed to beer production capacity and efficiency improvements. As of June 30, 2018, we had an additional $0.4 million of expenditures recorded in Accounts payable on our Consolidated Balance Sheets, compared to $0.5 million at December 31, 2017. Beginning in 2015 through expected completion in 2019, we are investing approximately $20 million in a new Hawaiian brewery. We anticipate total capital expenditures of approximately $16.0 million to $19.0 million in 2018 primarily for our new Kona brewery and the addition of a new can line in our Portland brewery to address consumer demand.

Index

Loan Agreement

We have a loan agreement (as amended, the “Loan Agreement”) with Bank of America, N.A., which currently consists of a revolving line of credit (“Line of Credit”), including provisions for cash borrowings and up to $2.5 million notional amount of letters of credit, and a term loan (“Term Loan”) with an original principal balance of $10.8 million. We may draw upon the Line of Credit for working capital and general corporate purposes until expiration on November 30, 2020. In accordance with the Loan Agreement, starting with the first quarter of 2018, availability under the Line of Credit is reduced by $625,000 each quarter. As of June 30, 2018, we had $38.8 million in funds available to be drawn upon from our Line of Credit and zero borrowings outstanding. The maturity date of the Term Loan is September 30, 2023. At June 30, 2018, $9.0 million was outstanding under the Term Loan.

Under the Loan Agreement, interest accrues at an annual rate based on the London Inter-Bank Offered Rate (“LIBOR”) Daily Floating Rate plus a marginal rate. The marginal rate varies from 0.75% to 1.75% for the Line of Credit and Term Loan based on our funded debt ratio. At June 30, 2018, our marginal rate was 0.75%, resulting in an annual interest rate of 2.73%.

Accrued interest for the Term Loan is due and payable monthly. Principal payments on the Term Loan are due monthly in accordance with an agreed-upon schedule set forth in the Loan Agreement, with any unpaid principal balance and unpaid accrued interest due and payable on September 30, 2023.

The Loan Agreement authorizes acquisitions within the same line of business as long as we remain in compliance with the financial covenants of the Loan Agreement and there is at least $5.0 million of availability remaining on the Line of Credit following the acquisition. As of June 30, 2018, we were in compliance with all financial covenants.

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

Index

Item 4. Controls and Procedures

Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and our Principal Accounting Officer, who has been performing the functions of the Chief Financial Officer since July 16, 2018, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) under the Securities Exchange Act of 1934 (“Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that, as of the end of the period covered by this report, disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures.While reasonable assurance is a high level of assurance, it does not mean absolute assurance. Disclosure controls and internal control over financial reporting cannot prevent or detect all errors, misstatements or fraud. In addition, the design of a control system must recognize that there are resource constraints, and the benefits associated with controls must be proportionate to their costs.

Changes in Internal Control Over Financial Reporting
During the second quarter of 2018, there were no changes in our internal control over financial reporting identified in connection with the above evaluation required by Exchange Act Rule 13a-15 or 15d-15, except those disclosed below, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

31.1	Certification of Chief Executive Officer of Craft Brew Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Principal Accounting Officer of Craft Brew Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
99.1	Press Release dated August 8, 2018
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAFT BREW ALLIANCE, INC.

August 8, 2018	By:	/s/ Edwin A. Smith
Edwin A. Smith
Corporate Controller and Principal Accounting Officer