Form 10-Q
period 2018-09-30
CRAFT BREW ALLIANCE, INC.
filed 2018-11-07
CIK 892222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock outstanding as of November 1, 2018 was 19,381,762.

CRAFT BREW ALLIANCE, INC.

Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash, cash equivalents and restricted cash	$12,156	$579
Accounts receivable, net	28,460	27,784
Inventory, net	17,271	13,844
Assets held for sale	—	22,946
Other current assets	1,275	4,335
Total current assets	59,162	69,488
Property, equipment and leasehold improvements, net	104,225	106,283
Goodwill	12,917	12,917
Intangible, equity method investment and other assets, net	20,244	20,949
Total assets	$196,548	$209,637
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$18,899	$14,338
Accrued salaries, wages and payroll taxes	4,749	5,877
Refundable deposits	4,029	4,816
Deferred revenue	5,335	3,385
Other accrued expenses	2,415	2,368
Current portion of long-term debt and capital lease obligations	816	699
Total current liabilities	36,243	31,483
Long-term debt and capital lease obligations, net of current portion	9,763	32,599
Deferred income tax liability, net	12,271	12,886
Other liabilities	1,639	1,878
Total liabilities	59,916	78,846
Commitments and contingencies (Note 12)
Common shareholders' equity:
Common stock, $0.005 par value. Authorized 50,000,000 shares; issued and outstanding 19,381,762 and 19,309,829	97	96
Additional paid-in capital	143,589	142,196
Accumulated other comprehensive income (loss)	3	(164)
Accumulated deficit	(7,057)	(11,337)
Total common shareholders' equity	136,632	130,791
Total liabilities and common shareholders' equity	$196,548	$209,637

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sales	$55,639	$60,040	$170,977	$171,010
Less excise taxes	2,750	3,402	8,778	9,520
Net sales	52,889	56,638	162,199	161,490
Cost of sales	36,190	37,254	108,302	111,108
Gross profit	16,699	19,384	53,897	50,382
Selling, general and administrative expenses	16,712	16,328	47,317	47,357
Operating income (loss)	(13)	3,056	6,580	3,025
Interest expense	(107)	(179)	(348)	(533)
Other income (expense), net	(13)	(59)	42	(46)
Income (loss) before income taxes	(133)	2,818	6,274	2,446
Income tax provision (benefit)	(194)	1,067	1,600	758
Net income	$61	$1,751	$4,674	$1,688
Basic and diluted net income per share	$—	$0.09	$0.24	$0.09
Shares used in basic per share calculations	19,370	19,296	19,338	19,278
Shares used in diluted per share calculations	19,545	19,443	19,525	19,401

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$61	$1,751	$4,674	$1,688
Unrealized gain on derivative hedge transactions, net of tax	38	15	167	63
Comprehensive income	$99	$1,766	$4,841	$1,751

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$4,674	$1,688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,985	7,904
(Gain) loss on sale or disposal of Property, equipment and leasehold improvements	(549)	164
Deferred income taxes	(673)	(168)
Stock-based compensation	1,058	945
Other	206	906
Changes in operating assets and liabilities:
Accounts receivable, net	(676)	(4,886)
Inventories	(2,905)	1,371
Other current assets	2,360	1,124
Accounts payable and other accrued expenses	6,872	13,096
Accrued salaries, wages and payroll taxes	(1,128)	1,203
Refundable deposits	(560)	(884)
Net cash provided by operating activities	16,664	22,463

Cash flows from investing activities:
Expenditures for Property, equipment and leasehold improvements	(6,216)	(16,170)
Proceeds from sale of Property, equipment and leasehold improvements	22,998	95
Investment in Wynwood	—	(2,101)
Restricted cash from sale of Property, equipment and leasehold improvements	515	—
Net cash provided by (used in) investing activities	17,297	(18,176)

Cash flows from financing activities:
Principal payments on debt and capital lease obligations	(520)	(483)
Net repayments under revolving line of credit	(22,199)	(3,922)
Proceeds from issuances of common stock	427	98
Tax payments related to stock-based awards	(92)	(17)
Net cash used in financing activities	(22,384)	(4,324)
Increase (decrease) in Cash, cash equivalents and restricted cash	11,577	(37)

Cash, cash equivalents and restricted cash:
Beginning of period	579	442
End of period	$12,156	$405
Supplemental disclosure of cash flow information:
Cash paid for interest	$396	$540
Cash paid for income taxes, net	450	216
Supplemental disclosure of non-cash information:
Purchases of Property, equipment and leasehold improvements with capital leases	$—	$400
Purchases of Property, equipment and leasehold improvements included in Accounts payable at end of period	205	285
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

Reclassifications
Certain reclassifications have been made to the prior year's data to conform to the current year's presentation. None of the changes affect our previously reported consolidated Net sales, Gross profit, Operating income (loss), Net income or Basic or diluted net income per share.

Note 2. Recent Accounting Pronouncements

ASU 2018-15
In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-15, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We are still evaluating the effect of the adoption of ASU 2018-15.

ASU 2018-13
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement." ASU 2018-13 removes, modifies and adds certain disclosure requirements on fair value measurements. ASU 2018-13 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We are still evaluating the effect of the adoption of ASU 2018-13.

ASU 2018-02
In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." ASU 2018-02 allows entities to reclassify accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Act”). This update is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the income tax rate change resulting from the Act is recognized. The early adoption of ASU 2018-02 on January 1, 2018 did not have a material effect on our financial position, results of operations or cash flows.

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

ASU 2016-02, ASU2018-10 and ASU 2018-11
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

In July 2018, the FASB issued ASU 2018-10, "Codification Improvements to Topic 842, Leases." ASU 2018-10 provides narrow amendments that clarify how to apply certain aspects of the guidance in ASU 2016-02. ASU 2018-10 is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. We are still evaluating the effect of the adoption of ASU 2018-10.

In July 2018, the FASB issued ASU 2018-11, "Leases (Topic 842): Targeted Improvements." ASU 2018-11 provides an optional transition method, that allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2018-11 is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. We are still evaluating the effect of the adoption of ASU 2018-11.

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

See also Note 8.

Note 3. Cash, Cash Equivalents and Restricted Cash

We maintain cash balances with financial institutions that may exceed federally insured limits. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2018 and December 31, 2017, we did not have any cash equivalents.

As part of our cash management system, we use a controlled disbursement account to fund cash distribution checks presented for payment by the holder. Checks issued but not yet presented to banks may result in overdraft balances for accounting purposes. As of September 30, 2018 and December 31, 2017, there were no bank overdrafts. Changes in bank overdrafts from period to period are reported in the Consolidated Statements of Cash Flows as a component of operating activities within Accounts payable and Other accrued expenses.

Cash and cash equivalents that are restricted as to withdrawal or use under terms of certain contractual agreements are recorded in Cash, cash equivalents and restricted cash on our Consolidated Balance Sheets. Restricted cash of $0.5 million at September 30, 2018 represents funds held in an escrow account from the sale of our Woodinville brewery related to a lien; we expect that the lien will be resolved in our favor and the restriction will be removed. We did not have any restricted cash at December 31, 2017.

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

Index

Inventories consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$7,801	$4,290
Work in process	2,803	1,960
Finished goods	4,354	5,009
Packaging materials	960	956
Promotional merchandise	831	1,161
Brewpub food, beverages and supplies	522	468
	$17,271	$13,844

Work in process is beer held in fermentation tanks prior to the filtration and packaging process.

Note 5. Related Party Transactions

As of September 30, 2018 and December 31, 2017, Anheuser-Busch, LLC ("A-B") owned approximately 31.3% and 31.4%, respectively, of our outstanding common stock.

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

Transactions with A-B, Ambev, ABWI and ABC consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gross sales to A-B and Ambev	$41,737	$46,147	$129,588	$127,932
International distribution fee earned from ABWI	850	850	2,550	2,550
International distribution fee from ABWI, recorded in Deferred revenue	650	400	1,950	1,200
Contract Brewing fee earned from ABC	821	—	1,679	—
Margin fee paid to A-B, classified as a reduction of Sales	601	649	1,806	1,806
Inventory management and other fees paid to A-B, classified in Cost of sales	97	97	287	289
Media and other reimbursement from A-B, classified as a reduction of Selling, general and administrative expenses	192	221	192	295

Index

Amounts due to or from A-B and ABWI were as follows (in thousands):

	September 30, 2018	December 31, 2017
Amounts due from A-B related to beer sales pursuant to the A-B distributor agreement	$15,667	$15,663
Amounts due from ABWI and A-B related to international distribution fee	4,500	5,000
Refundable deposits due to A-B	(2,483)	(1,619)
Amounts due to A-B for services rendered	(9,109)	(4,836)
Net amount due from A-B and ABWI	$8,575	$14,208

Transactions with Wynwood Brewing Co. ("Wynwood")
As of September 30, 2018 and December 31, 2017, we owned a 24.5% interest in Wynwood. The carrying value of our investment was $2.0 million as of September 30, 2018.

Transactions with Wynwood consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Master distributor fee earned	$3	$3	$22	$3
Royalty fee paid	—	31	—	31
Brewery representative reimbursement, classified as a reduction of Selling, general and administrative expenses	—	42	—	42
Share of loss, classified as a component of Other income (expense), net	22	37	44	37
Refund of investment, classified as a reduction in the carrying value of the equity method investment	—	—	23	—

Amounts due to or from Wynwood were as follows (in thousands):

	September 30, 2018	December 31, 2017
Amounts receivable related to raw materials and alternating proprietorship fees	$277	$148
Amounts receivable related to Brewery representative reimbursements	—	32
Amounts due related to purchases of beer pursuant to the distributor agreement	(206)	(116)
Amounts due related to Royalty fees	—	(4)
Net amount receivable	$71	$60

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

Three Months Ended September 30,		Nine Months Ended September 30,
2018	2017	2018	2017
$41	$26	$123	$87

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

Three Months Ended September 30,		Nine Months Ended September 30,
2018	2017	2018	2017
$145	$143	$435	$431

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

We have assessed our vulnerability to certain business and financial risks, including interest rate risk associated with our variable-rate long-term debt. To mitigate this risk, effective January 23, 2014, we entered into an interest rate swap contract with Bank of America, N.A. (“BofA”) for 75% of the Term Loan balance, to hedge the variability of interest payments associated with our variable-rate borrowings under our Term Loan with BofA. The Term Loan contract and the interest rate swap terminate on September 30, 2023. The Term Loan contract had a total notional value of $6.7 million as of September 30, 2018. Through this swap agreement, we pay interest at a fixed rate of 2.86% and receive interest at a floating-rate of the one-month LIBOR, which was 2.18% at September 30, 2018.

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

As of September 30, 2018, unrealized net gains of $4,000 were recorded in Accumulated other comprehensive income (loss) as a result of these hedges. The effective portion of the gain or loss on the derivatives is reclassified into Interest expense in the same period during which we record Interest expense associated with the related debt. There was no hedge ineffectiveness during the first nine months of 2018 or 2017.

The fair value of our derivative instruments are recorded as a component of Other liabilities on our consolidated balance sheets was as follows (in thousands):

	September 30, 2018	December 31, 2017
Fair value of interest rate swaps - asset (liability)	$4	$(221)

Index

The effect of our interest rate swap contracts that were accounted for as a derivative instrument on our Consolidated Statements of Operations was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in Accumulated OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Three Months Ended September 30,
2018	$52	Interest expense	$13
2017	$24	Interest expense	$30

Nine Months Ended September 30,
2018	$225	Interest expense	$52
2017	$101	Interest expense	$123

See also Note 7.

Note 7. Fair Value Measurements

Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The following table summarizes assets and (liabilities) measured at fair value on a recurring basis (in thousands):

Fair Value at September 30, 2018	Level 1	Level 2	Level 3	Total
Interest rate swap	$—	$4	$—	$4

Fair Value at December 31, 2017
Interest rate swaps	$—	$(221)	$—	$(221)

The fair value of our interest rate swaps was based on quarterly statements from the issuing bank. There were no changes to our valuation techniques during the nine months ended September 30, 2018.

We believe the carrying amounts of Cash, cash equivalents and restricted cash, Accounts receivable, Other current assets, Accounts payable, Accrued salaries, wages and payroll taxes, and Other accrued expenses are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

We had fixed-rate debt outstanding as follows (in thousands):

	September 30, 2018	December 31, 2017
Fixed-rate debt on Consolidated Balance Sheets	$1,648	$1,855
Estimated fair value of fixed-rate debt	1,671	1,915

We calculate the estimated fair value of our fixed-rate debt using a discounted cash flow methodology. Using estimated current interest rates based on a similar risk profile and duration (Level 2), the fixed cash flows are discounted and summed to compute the fair value of the debt.

Index

Note 8. Revenue Recognition

On January 1, 2018, we adopted the Accounting Standards Codification ("ASC") 606, "Revenue from Contracts with Customers" and all the related amendments (the "new revenue standard") for all of our revenue contracts, using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of Accumulated deficit. The adoption of ASC 606 did not have a material impact on our consolidated financial statements as of January 1, 2018 or for the three and nine-month periods ended September 30, 2018.

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

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our Consolidated Balance Sheets and Consolidated Statements of Operations was as follows (in thousands):

	September 30, 2018
	As Reported	Balance without Adoption of ASC 606	Effect of Change Higher (Lower)
Consolidated Balance Sheets
Assets:
Other current assets	$1,275	$1,492	$(217)
Intangible, equity method investment and other assets, net	20,244	20,244	—

Liabilities:
Deferred income tax liability, net	12,271	12,316	(45)

Common shareholders' equity:
Accumulated deficit	$(7,057)	$(7,319)	$(262)

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Reported	Balance without Adoption of ASC 606	Effect of Change Higher (Lower)	As Reported	Balance without Adoption of ASC 606	Effect of Change Higher (Lower)
Consolidated Statements of Operations
Selling, general and administrative expenses	$16,712	$16,771	$(59)	$47,317	$47,495	$(178)
Income tax provision (benefit)	(194)	(209)	15	1,600	1,555	45
Net income	61	19	42	4,674	4,546	128

Index

The following table disaggregates our Sales by major source (in thousands):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Beer Related[1]	Brewpubs	Total	Beer Related[1]	Brewpubs	Total
Product sold through distributor agreements[2]	$45,326	$—	$45,326	$139,141	$—	$139,141
Alternating proprietorship and contract brewing fees	2,863	—	2,863	8,748	—	8,748
International distribution fees	850	—	850	2,550	—	2,550
Brewpubs[3]	—	6,166	6,166	—	18,278	18,278
Other[4]	434	—	434	2,260	—	2,260
	$49,473	$6,166	$55,639	$152,699	$18,278	$170,977

(1)
Beer Related sales include sales to A-B subsidiaries including Ambev, ABWI and ABC. Sales to wholesalers through the A-B distributor agreement in the three and nine-month periods ended September 30, 2018 represented 76.9% and 77.2% of our Sales, respectively.

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

In cases where all conditions to a sale are not met at the time of sale, revenue recognition is deferred until all conditions are met. As of January 1, 2018, Deferred revenue on our Consolidated Balance Sheets included $3.4 million related to the IDA. As of September 30, 2018, we earned the right to receive an additional $4.5 million pursuant to the IDA, of which we have recognized $2.6 million as Sales, resulting in Deferred revenue of $5.3 million at September 30, 2018. We will earn the right to receive an additional $1.5 million in the fourth quarter of 2018 and we expect to earn the right to receive an additional $20.0 million in 2019. We expect to recognize an additional $0.9 million of Deferred revenue as Sales in the remainder of 2018, $3.2 million in 2019, and $22.7 million thereafter.

Index

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

Net sales, Gross profit and gross margin information by segment was as follows (dollars in thousands):

	Three Months Ended September 30,
2018	Beer Related	Brewpubs	Total
Net sales	$46,723	$6,166	$52,889
Gross profit	$16,261	$438	$16,699
Gross margin	34.8%	7.1%	31.6%

2017
Net sales	$49,073	$7,565	$56,638
Gross profit	$18,679	$705	$19,384
Gross margin	38.1%	9.3%	34.2%

	Nine Months Ended September 30,
2018	Beer Related	Brewpubs	Total
Net sales	$143,921	$18,278	$162,199
Gross profit	$52,913	$984	$53,897
Gross margin	36.8%	5.4%	33.2%

2017
Net sales	$140,359	$21,131	$161,490
Gross profit	$48,569	$1,813	$50,382
Gross margin	34.6%	8.6%	31.2%

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

Sales to wholesalers through the A-B distributor agreement represented the following percentage of our Sales:

Three Months Ended September 30,		Nine Months Ended September 30,
2018	2017	2018	2017
76.9%	77.2%	77.2%	75.2%

Receivables from A-B and ABWI represented the following percentage of our Accounts receivable balance:

September 30, 2018	December 31, 2017
70.9%	74.4%

Index

Note 10. Significant Stock-Based Plan Activity and Stock-Based Compensation

Stock-Based Compensation
Stock-based compensation expense was recognized in our Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of sales	$42	$50	$108	$86
Selling, general and administrative expense	329	341	950	859
Total stock-based compensation expense	$371	$391	$1,058	$945

At September 30, 2018, we had total unrecognized stock-based compensation expense of $2.0 million, which will be recognized over the weighted average remaining vesting period of 1.8 years.

Note 11. Earnings Per Share

The reconciliation between the number of shares used for the basic and diluted per share calculations, as well as other related information, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average common shares used for basic EPS	19,370	19,296	19,338	19,278
Dilutive effect of stock-based awards	175	147	187	123
Shares used for diluted EPS	19,545	19,443	19,525	19,401

Stock-based awards not included in diluted per share calculations as they would be antidilutive	—	—	—	—

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

Legal
On February 28, 2017 and March 6, 2017, respectively, two lawsuits, Sara Cilloni and Simone Zimmer v. Craft Brew Alliance, Inc., and Theodore Broomfield v. Kona Brewing Co. LLC, Kona Brew Enterprises, LLP, Kona Brewery LLC, and Craft Brew Alliance, Inc., were filed in the United States District Court for the Northern Division of California. On April 7, 2017, the two lawsuits were consolidated into a single complaint under the Broomfield case. The lawsuit alleges that the defendants misled customers regarding the state in which Kona Brewing Company beers are manufactured. On April 28, 2017, we filed a motion to dismiss the complaint, which was granted in part and denied in part on September 1, 2017. On September 26, 2018, the court granted Plaintiffs’ motion for class certification, forming a class of persons within the state of California who purchased certain Kona Brewing Company products within the relevant statute of limitations period. Our motion for reconsideration was denied on October 16, 2018. A trial date has been set for August of 2020. We have not recorded any liabilities with respect to the claims.

Index

Note 13. Termination of Pabst Agreements

Termination of Agreements with Pabst
Effective May 1, 2017, we reached an agreement with Pabst Brewing Company, LLC, and Pabst Northwest Brewing Company, LLC (collectively, "Pabst") to terminate the brewing agreements that provided for brewing selected brands owned by Pabst at our brewery in Woodinville, Washington, through December 31, 2018. In conjunction with the termination of the brewing arrangements, Pabst's option to purchase the Woodinville brewery and adjacent pub pursuant to the Option and Agreement of Purchase and Sale dated as of January 8, 2016 (the "Option Agreement”) was also terminated. Pabst agreed to pay us $2.7 million in connection with the termination of the brewing agreements and Option Agreement. This payment is in addition to the $1.6 million of contract brewing volume shortfall fees for the 2016 calendar year recognized in the fourth quarter of 2016 and $1.7 million related to remaining volume shortfalls for the 2016 - 2017 contract year ended March 31, 2017, recognized in the first quarter of 2017. All payments had been received from Pabst by the end of the second quarter of 2017.

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

The assets that were sold included the real property, equipment, fixtures, mechanical systems, and certain personal property used in our operation of the brewery and adjacent brewpub. We paid real estate brokerage commissions totaling $0.6 million from the sale proceeds and recorded a gain of $0.5 million during the quarter ended March 31, 2018 related to the Sale Transaction, which was recorded as a component of Selling, general and administrative expenses in our Consolidated Statements of Operations.

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

Note 15. Subsequent Events

Amendment to Credit Agreement
On October 10, 2018, we executed a First Amendment (the "Amendment") to our Amended and Restated Credit Agreement with Bank of America, N.A. dated November 30, 2015 (as amended, the "Credit Agreement"). The Credit Agreement provides for a term loan and a revolving line of credit. The primary changes effected by the Amendment were to increase the maximum amount available under the line of credit from $40.0 million to $45.0 million and to extend the maturity date of the line of credit from November 30, 2020 to September 30, 2023, which is also the maturity date of the term loan. The maximum amount of the line of credit is subject to loan commitment reductions in the amount of $750,000 each quarter beginning March 31, 2020. The Amendment also increased the limit on the total amount of investments that we may make in other craft brewers from $5.0 million to $10.0 million.

As amended, the Credit Agreement requires us to satisfy the following financial covenants: (i) a Consolidated Leverage Ratio of 3.50 to 1.00 and (ii) a Fixed Charge Coverage Ratio of 1.20 to 1.00. Failure to maintain compliance with these covenants is an event of default and would give BofA the right to declare the entire outstanding loan balance immediately due and payable.

Index

Purchase of Intellectual Property of Cisco Brewers, Inc. ("Cisco")
On October 10, 2018, we purchased the intellectual property assets of Cisco, relating to its malt beverage products (the "Products"), including all trademarks, logos, and goodwill, as well as raw materials, finished goods, work in process, packaging materials, specified contract rights, and other assets relating to the manufacture and sale of those Products (the "Purchase Transaction"). We paid $23.0 million in cash (the "Purchase Price"), assumed certain liabilities relating to the acquired assets, and agreed to pay an additional amount as a cash incentive payment based on Product shipments in 2023 in excess of a specified number of barrels. The Purchase Transaction excluded certain assets owned by Cisco, including intellectual property rights associated with its operation of its brewpub in Nantucket and a taproom in Boston, Massachusetts, as well as our brewpub in Portsmouth, New Hampshire, which Cisco began operating in June 2018. Of the Purchase Price, $690,000 was placed in escrow to cover potential liabilities associated with certain third party and direct claims relating to the assets purchased and liabilities assumed in the Purchase Transaction.

We also entered into an agreement permitting Cisco to operate up to three initial brewpubs and any number of “pop-up” locations, royalty-free under a non-exclusive license arrangement, using the intellectual property rights associated with the Products acquired by us in the Purchase Transaction. The license agreement permits Cisco to operate additional brewpubs upon the payment of a $50,000 annual royalty per brewpub.

As of the date of this report, the initial accounting for the Purchase Transaction was incomplete; therefore, we have not disclosed how we accounted for the transaction, including the amounts recognized for the transaction and the line item in the financial statements in which each amount is recognized, the amount of acquisition related costs, amounts recognized as expenses and the line item in the income statement in which each expense is recognized, and the issuance cost not recognized as expense.

Agreement to Acquire Appalachian Mountain Brewery ("AMB")
On October 10, 2018, we entered into an agreement to acquire substantially all the assets of AMB, subject to regulatory approval by the U.S. Alcohol and Tobacco Tax and Trade Bureau and the approval of holders of a majority of the outstanding shares of voting capital stock of AMB.

Increase in Ownership Interest of Wynwood
On October 10, 2018, we increased our ownership interest in Wynwood, which operates a brewery and taproom in Miami, Florida, from 24.5% to 100%. Wynwood is now a wholly owned subsidiary.

Primary Reasons Behind Transactions
We completed the acquisition of Cisco's intellectual property, increased our ownership interest in Wynwood and entered into an agreement to acquire substantially all the assets of AMB to unlock the full potential of each brand. Over the past several years, our partnerships with North Carolina-based AMB, Massachusetts-based Cisco, and Florida-based Wynwood have bolstered our brand portfolio with strong local brands and breweries in key markets, complementing Kona as the anchor of our portfolio strategy. Further, these partners have supported our strategic brewery evolution by leveraging the capability and location of the Portsmouth, New Hampshire brewery to increase production for partner brands as we rebalanced our brewing footprint. We plan to increase marketing spend and resources to fuel each brand's growth and help drive continued innovation and greater levels of support for their local communities.

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

CBA’s distinctive portfolio combines the power of dynamic national lifestyle brands with strong regional craft breweries rooted in community. Our national portfolio is led by Kona Brewing Co., one of the largest craft brands in the U.S., and also includes Omission Brewing Co., which is the leader in the gluten-removed beer segment. Our regional portfolio spans some of the country's largest beer states, with Appalachian Mountain Brewery, Cisco Brewers, Redhook Brewery, Square Mile Cider Co., Widmer Brothers Brewing, and Wynwood Brewing Co. We nurture the growth and development of our brands in today’s increasingly competitive beer market through our state-of-the-art brewing and distribution capability, integrated sales and marketing infrastructure, and strong focus on partnerships, local community and sustainability.

CBA was formed in 2008 through the merger of Redhook Brewery and Widmer Brothers Brewing, the two largest craft brewing pioneers in the Northwest at the time. Following a successful strategic brewing and distribution partnership, Kona Brewing Co. joined CBA in 2010. As part of CBA, Kona has expanded its reach across all 50 U.S. states and approximately 30 international markets, while remaining deeply rooted in its home of Hawaii.

As competition in the craft beer market continues to grow and consumers increasingly demand local offerings, CBA has expanded its portfolio of brands and maximized its brewing footprint, initially through strategic partnerships with Appalachian Mountain Brewery ("AMB"), based in Boone, North Carolina; Cisco Brewers ("Cisco"), based in Nantucket, Massachusetts; and Wynwood Brewing Co. ("Wynwood"), based in Miami, Florida. Through these strategic partnerships, we gained local relevance in select beer geographies, while our partner breweries acquired access to our world-class leadership and national brewing and sales infrastructure to grow their brands. In the third quarter of 2017, we acquired a 24.5% ownership interest in Wynwood and acquired the remaining ownership interest in Wynwood in October 2018. Also in October 2018, we purchased the intellectual property assets of Cisco and entered into an agreement to acquire substantially all the assets of AMB. See Note 15 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information regarding these transactions.

Publicly traded on NASDAQ under the ticker symbol BREW, Craft Brew Alliance is headquartered in Portland, Oregon and operates breweries and brewpubs across the U.S.

We proudly brew our craft beers in three company-owned breweries located in Portland, Oregon; Portsmouth, New Hampshire; and Kailua-Kona, Hawaii. In 2016, we entered into a contract brewing agreement with A-B Commercial Strategies, LLC (“ABCS”), an affiliate of Anheuser-Busch, LLC (“A-B”), and have been producing some CBA beers at ABCS's brewery in Fort Collins, Colorado since 2017. Additionally, we own and operate three small innovation breweries, which are primarily used for small batch production and experimental, limited-release beers that could potentially scale for larger production; these innovation breweries are located in Portland, Oregon, Seattle, Washington and Portsmouth, New Hampshire.

We distribute our beers to retailers through wholesalers that are aligned with the A-B network. These sales are made pursuant to a Master Distributor Agreement (the “A-B Distributor Agreement”) with A-B, which extends through 2028. As a result of this distribution arrangement, we believe that, under alcohol beverage laws in a majority of states, these wholesalers would own the exclusive right to distribute our beers in their respective markets if the A-B Distributor Agreement expires or is terminated. Our Kona and Omission brands are distributed nationally and internationally, while we focus distribution of our regional brands in their respective home markets. Separate from our A-B wholesalers, we maintain an internal independent sales and marketing organization with resources across the key functions of brand management, field marketing, field sales, and national retail sales.

On January 30, 2018, we entered into a Contract Brewing Agreement (the “Brewing Agreement”) with Anheuser-Busch Companies, LLC ("ABC"), an affiliate of A-B, pursuant to which we brew, package, and palletize certain malt beverage products of A-B's craft breweries at our Portland, Oregon, and Portsmouth, New Hampshire, breweries as selected by ABC. Under the terms of the Brewing Agreement, ABC pays us a per barrel fee that varies based on the annual volume of the specified product brewed by us, plus (a) our actual incremental costs of brewing the product and (b) certain capital costs and costs of graphics and labeling that we incur in connection with the brewed products. This Brewing Agreement will expire on December 31, 2018, unless the arrangement is extended at the mutual agreement of the parties.

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

Index

Following is a summary of our financial results:

Nine Months Ended September 30,	Net sales	Net income	Number of barrels sold
2018	$162.2 million	$4.7 million	587,400
2017	$161.5 million	$1.7 million	586,300

Results of Operations

The following table sets forth, for the periods indicated, certain information from our Consolidated Statements of Operations expressed as a percentage of Net sales(1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sales	105.2%	106.0%	105.4%	105.9%
Less excise taxes	(5.2)	(6.0)	(5.4)	(5.9)
Net sales	100.0	100.0	100.0	100.0
Cost of sales	68.4	65.8	66.8	68.8
Gross profit	31.6	34.2	33.2	31.2
Selling, general and administrative expenses	31.6	28.8	29.2	29.3
Operating income (loss)	—	5.4	4.1	1.9
Interest expense	(0.2)	(0.3)	(0.2)	(0.3)
Other income (expense), net	—	(0.1)	—	—
Income (loss) before income taxes	(0.3)	5.0	3.9	1.5
Income tax provision (benefit)	(0.4)	1.9	1.0	0.5
Net income	0.1%	3.1%	2.9%	1.0%

(1)	Percentages may not add due to rounding.

Index

Segment Information
Net sales, Gross profit and Gross margin information by segment was as follows (dollars in thousands):

	Three Months Ended September 30,
2018	Beer Related	Brewpubs	Total
Net sales	$46,723	$6,166	$52,889
Gross profit	$16,261	$438	$16,699
Gross margin	34.8%	7.1%	31.6%

2017
Net sales	$49,073	$7,565	$56,638
Gross profit	$18,679	$705	$19,384
Gross margin	38.1%	9.3%	34.2%

	Nine Months Ended September 30,
2018	Beer Related	Brewpubs	Total
Net sales	$143,921	$18,278	$162,199
Gross profit	$52,913	$984	$53,897
Gross margin	36.8%	5.4%	33.2%

2017
Net sales	$140,359	$21,131	$161,490
Gross profit	$48,569	$1,813	$50,382
Gross margin	34.6%	8.6%	31.2%

Index

Sales by Category
Sales by category were as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar
Sales by Category	2018	2017	Change	% Change
A-B and A-B related(1)	$42,807	$46,348	$(3,541)	(7.6)%
Contract brewing and beer related(2)	6,666	6,127	539	8.8%
Excise taxes	(2,750)	(3,402)	652	(19.2)%
Net beer related sales	46,723	49,073	(2,350)	(4.8)%
Brewpubs(3)	6,166	7,565	(1,399)	(18.5)%
Net sales	$52,889	$56,638	$(3,749)	(6.6)%

	Nine Months Ended September 30,		Dollar
Sales by Category	2018	2017	Change	% Change
A-B and A-B related(1)	$132,011	$128,676	$3,335	2.6%
Contract brewing and beer related(2)	20,688	21,203	(515)	(2.4)%
Excise taxes	(8,778)	(9,520)	742	(7.8)%
Net beer related sales	143,921	140,359	3,562	2.5%
Brewpubs(3)	18,278	21,131	(2,853)	(13.5)%
Net sales	$162,199	$161,490	$709	0.4%

(1)
A-B and A-B related includes domestic and international sales of our owned brands sold through A-B and Ambev, as well as non-owned brands sold pursuant to master distribution agreements, fees earned pursuant to the Brewing Agreement with ABC and the international distribution fees earned from ABWI.

(2)
Beer related includes international sales of our beers, and non-owned brands, not sold through A-B or Ambev, as well as fees earned through alternating proprietorship agreements and from contract brewing shortfall fees.

(3)	Brewpubs sales include sales of promotional merchandise and sales of beer directly to customers.

Shipments by Category
Shipments by category were as follows (in barrels):

Three Months Ended September 30,	2018 Shipments	2017 Shipments	Increase (Decrease)	% Change	Change in Depletions(1)
A-B and A-B related(2)	170,000	182,700	(12,700)	(7.0)%	(1)%
Contract brewing and beer related(3)	24,000	22,700	1,300	5.7%
Brewpubs	1,800	2,500	(700)	(28.0)%
Total	195,800	207,900	(12,100)	(5.8)%

Nine Months Ended September 30,	2018 Shipments	2017 Shipments	Increase (Decrease)	% Change	Change in Depletions(1)
A-B and A-B related(2)	514,800	512,000	2,800	0.5%	(2)%
Contract brewing and beer related(3)	67,000	67,200	(200)	(0.3)%
Brewpubs	5,600	7,100	(1,500)	(21.1)%
Total	587,400	586,300	1,100	0.2%

(1)	Change in depletions reflects the year-over-year change in barrel volume sales of beer by wholesalers to retailers.

(2)
A-B and A-B related includes domestic and international shipments of our owned brands distributed through A-B and Ambev, as well as non-owned brands distributed pursuant to master distribution agreements and shipments pursuant to the Brewing Agreement with ABC.

(3)	Beer related includes international shipments of our beers, and non-owned brands, not distributed through A-B or Ambev.

Index

The decrease in sales to A-B and A-B related in the three-month period ended September 30, 2018 compared to the same period of 2017 was primarily due to a decrease in shipment volume due to timing of production runs in Fort Collins, partially offset by an increase in average unit pricing. International distribution fees earned were $0.9 million in the three-month periods ended September 30, 2018 and 2017. The increase in sales to A-B and A-B related in the nine-month period ended September 30, 2018 compared to the same period of 2017 was primarily due to increases in average unit pricing and shipment volume. International distribution fees earned were $2.6 million in the nine-month periods ended September 30, 2018 and 2017.

The increase in Contract brewing and beer related sales in the three-month period ended September 30, 2018 compared to the same period of 2017 was primarily due to an increase in international shipments of our beer and an increase in our alternating proprietorship fees, partially offset by a decrease in contract brewing volume. The decrease in Contract brewing and beer related sales in the nine-month period ended September 30, 2018 compared to the same period of 2017 was primarily due to $1.7 million of non-recurring fees earned in the 2017 period from Pabst Northwest Brewing Company ("Pabst") related to a contract brewing volume shortfall and a decrease in contract brewing volume, partially offset by an increase in international shipments of our beer and an increase in our alternating proprietorship fees.

Brewpubs sales decreased in the three and nine-month periods ended September 30, 2018 compared to the same periods of 2017, primarily as a result of the closure of our Woodinville brewpub, as well as the conversion of our Portland brewpub into a beer-focused taproom, both at the end of 2017, partially offset by the opening of our newest brewpub, Redhook Brewlab, in Seattle, Washington, in the third quarter of 2017. Sales at our Kona brewpub were adversely affected by the lower tourism resulting from the eruption of the Kilauea volcano and hurricane Lane.

In December 2017, the Tax Cuts and Jobs Act was signed into law; it provides significant excise tax relief to small and regional brewers and small wineries effective January 1, 2018. The new law affects our Excise taxes in the following ways:

•	Beer: Reduced the federal excise tax to $3.50 per barrel on the first 60,000 barrels for domestic brewers producing fewer than 2 million barrels annually, down from $7.00 per barrel;

•	Beer: Reduced the federal excise tax to $16.00 per barrel on the first 6 million barrels for all other brewers and all beer importers, down from $18.00 per barrel; and

•
Cider: While the existing excise tax on hard cider did not change from $0.226 per gallon, the new laws expanded the small producer tax credit for hard cider to $0.062 on the first 30,000 gallons for an effective rate of $0.164 per gallon; the tax credit on the next 100,000 gallons produced is $0.056 for an effective rate of $0.17 per gallon; and producers like us, who produce between 130,000 and 750,000 gallons, receive a $0.033 credit for an effective tax rate of $0.193 per gallon.

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

Index

Shipments by Brand
The following table sets forth a comparison of shipments by brand (in barrels):

Three Months Ended September 30,	2018 Shipments	2017 Shipments	Increase (Decrease)	% Change	Change in Depletions
Kona	120,100	122,500	(2,400)	(2.0)%	9%
Widmer Brothers	24,600	32,900	(8,300)	(25.2)%	(22)%
Redhook	16,200	24,400	(8,200)	(33.6)%	(27)%
Omission	11,400	12,600	(1,200)	(9.5)%	(4)%
All other(1)	14,500	12,800	1,700	13.3%	8%
Total(2)	186,800	205,200	(18,400)	(9.0)%	(1)%

Nine Months Ended September 30,	2018 Shipments	2017 Shipments	Increase (Decrease)	% Change	Change in Depletions
Kona	360,100	335,500	24,600	7.3%	7%
Widmer Brothers	76,800	96,100	(19,300)	(20.1)%	(20)%
Redhook	55,200	71,700	(16,500)	(23.0)%	(26)%
Omission	34,500	33,900	600	1.8%	3%
All other(1)	39,500	35,400	4,100	11.6%	13%
Total(2)	566,100	572,600	(6,500)	(1.1)%	(2)%

(1)
All other includes the shipments and depletions from our Square Mile brand family, as well as the previously non-owned Cisco Brewers, AMB and Wynwood brand families, shipped by us pursuant to distribution agreements.

(2)	Total shipments by brand include international shipments and exclude shipments produced under our contract brewing arrangements.

The decrease in our Kona brand shipments in the three-month period ended September 30, 2018 compared to the same period of 2017 was primarily due to a decrease in domestic shipments, primarily led by a decline in the Longboard Lager brand, partially offset by continued demand for Big Wave Golden Ale. In the third quarter of 2017, more Kona beer was produced and shipped out of A-B's Fort Collins brewery than in the third quarter of 2018, primarily due to timing of production runs.

The increase in our Kona brand shipments in the nine-month period ended September 30, 2018 compared to the same period of 2017 was primarily due to increases in domestic and international shipments, primarily led by continued demand for Big Wave Golden Ale and our newest brand, Kanaha Blonde Ale, partially offset by declines in Longboard Lager.

The decreases in our Widmer Brothers brand shipments in the three and nine-month periods ended September 30, 2018 compared to the same periods of 2017 were led by decreases in Hefeweizen brand shipments, primarily due to increased competition in the home market of Oregon.

Redhook brand shipments decreased in the three and nine-month periods ended September 30, 2018 compared to the same periods of 2017, primarily due to a continued strategic focus on the home market of Washington, led by declines in the Longhammer IPA brand, partially offset by increased demand for our Big Ballard IPA brand.

Omission brand shipments decreased in the three-month period ended September 30, 2018 compared to the same period of 2017, primarily led by declines in the Pale Ale and Lager brands, partially offset by increased demand for our newest brand, Omission Ultimate Light.

Omission brand shipments increased in the nine-month period ended September 30, 2018 compared to the same period of 2017, primarily led by increased demand for our newest brand, Omission Ultimate Light, partially offset by declines in the Pale Ale and Lager brands.

The increases in All other shipments in the three and nine-month periods ended September 30, 2018 compared to the same periods of 2017 were primarily due to increases in the shipment volumes related to our distribution agreements with Wynwood and AMB.

Index

Shipments by Package
The following table sets forth a comparison of our shipments by package, excluding shipments produced under our contract brewing arrangements (in barrels):

	Three Months Ended September 30,
	2018		2017
	Shipments	% of Total	Shipments	% of Total
Draft	43,500	23.3%	46,700	22.8%
Packaged	143,300	76.7%	158,500	77.2%
Total	186,800	100.0%	205,200	100.0%

	Nine Months Ended September 30,
	2018		2017
	Shipments	% of Total	Shipments	% of Total
Draft	132,500	23.4%	130,900	22.9%
Packaged	433,600	76.6%	441,700	77.1%
Total	566,100	100.0%	572,600	100.0%

The package mix was relatively consistent in the three and nine-month periods ended September 30, 2018 compared to the same periods of 2017.

Cost of Sales
Cost of sales includes purchased raw and component materials, direct labor, overhead and shipping costs.

Information regarding Cost of sales was as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar
	2018	2017	Change	% Change
Beer Related	$30,462	$30,394	$68	0.2%
Brewpubs	5,728	6,860	(1,132)	(16.5)%
Total	$36,190	$37,254	$(1,064)	(2.9)%

	Nine Months Ended September 30,		Dollar
	2018	2017	Change	% Change
Beer Related	$91,008	$91,790	$(782)	(0.9)%
Brewpubs	17,294	19,318	(2,024)	(10.5)%
Total	$108,302	$111,108	$(2,806)	(2.5)%

The slight increase in Beer Related Cost of sales in the three-month period ended September 30, 2018 compared to the same period of 2017 was primarily due to an increase in brewery costs on a per barrel basis as a result of lower overall utilization and an increase in alternating proprietorship volume, partially offset by a decrease in shipment volume.

The decrease in Beer Related Cost of sales in the nine-month period ended September 30, 2018 compared to the same period of 2017 was primarily due to a decrease in Beer Related Cost of sales on a per barrel basis. The decrease in our Beer Related Cost of sales on a per barrel basis was primarily due to the lower cost of having a portion of our beer produced by A-B in its Fort Collins, Colorado brewery, as well as cost savings associated with removing the Woodinville facility from our brewing footprint and the termination of our contract brewing agreement in Memphis, which had higher costs on a per barrel basis, partially offset by increases in brewery costs due to higher fixed overhead and distribution rates on a per barrel basis and an increase in shipment volume.

The decreases in Brewpubs Cost of sales in the three and nine-month periods ended September 30, 2018 compared to the same periods of 2017 were primarily due to closure of the Woodinville brewpub and conversion of the Portland brewpub into a taproom, partially offset by the costs of opening our new brewpub in Seattle, as well as increased sales at our Kona brewpub in the nine-month period.

Index

Capacity Utilization
Capacity utilization is calculated by dividing total shipments by approximate working capacity and was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Capacity Utilization	59%	63%	59%	62%

In June 2014, we initiated full-scale brewing with our brewing partner in Memphis, Tennessee. This partnership provided us scalable capacity and we had the ability to produce up to 100,000 barrels at this location annually. Production ceased with this brewing partner during the second quarter of 2017. In 2016, we entered into a contract brewing agreement with ABCS with the ability to have up to 300,000 barrels produced annually and, during the second quarter of 2017, production began in their facilities. Our capacity utilization declined in the three-month period ended September 30, 2018 compared to the same period of 2017 due to a decrease in shipment volume. Our capacity utilization declined in the nine-month period ended September 30, 2018 compared to the same period of 2017 due to a larger percentage of our beer being brewed by ABCS as part of our contract brewing relationship and evolving brewery footprint.

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

Gross Profit
Information regarding Gross profit was as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar
	2018	2017	Change	% Change
Beer Related	$16,261	$18,679	$(2,418)	(12.9)%
Brewpubs	438	705	(267)	(37.9)%
Total	$16,699	$19,384	$(2,685)	(13.9)%

	Nine Months Ended September 30,		Dollar
	2018	2017	Change	% Change
Beer Related	$52,913	$48,569	$4,344	8.9%
Brewpubs	984	1,813	(829)	(45.7)%
Total	$53,897	$50,382	$3,515	7.0%

Gross profit as a percentage of Net sales, or gross margin, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Beer Related	34.8%	38.1%	36.8%	34.6%
Brewpubs	7.1%	9.3%	5.4%	8.6%
Overall	31.6%	34.2%	33.2%	31.2%

The decrease in Beer Related Gross profit and gross margin in the three-month period ended September 30, 2018 compared to the same period of 2017 was primarily due to a decrease in shipment volume and an increase in brewery costs on a per barrel basis, partially offset by increased unit pricing. Beer Related Gross profit and gross margin were also negatively affected by a change in mix of our shipments from our more profitable owned brands to less profitable alternating proprietorship and contract brewing volume, as well as decreased cross-brewing volume from A-B's Fort Collins brewery.

The increase in Beer Related Gross profit and gross margin in the nine-month period ended September 30, 2018 compared to the same period of 2017 was primarily due to increased unit pricing, as well as the lower costs related to having a portion of our beer produced by A-B in Fort Collins, partially offset by $1.7 million of non-recurring fees earned from Pabst related to a contract

Index

brewing volume shortfall in the 2017 nine-month period, and increases in brewery costs and distribution rates on a per barrel basis and an increase in alternating proprietorship volume.

The decreases in Brewpubs Gross profit and gross margin in the three and nine-month periods ended September 30, 2018 compared to the same periods of 2017 were primarily due to the net costs associated with our new brewpub in Seattle and the closure of our Woodinville brewpub, partially offset by the increased sales at our Kona brewpub in the nine-month period.

Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) include compensation and related expenses for our sales and marketing activities, management, legal and other professional and administrative support functions.

Information regarding SG&A was as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar
	2018	2017	Change	% Change
Selling, general and administrative expenses	$16,712	$16,328	$384	2.4%
As a % of Net sales	31.6%	28.8%

	Nine Months Ended September 30,		Dollar
	2018	2017	Change	% Change
Selling, general and administrative expenses	$47,317	$47,357	$(40)	(0.1)%
As a % of Net sales	29.2%	29.3%

The increase in SG&A for the three-month period ended September 30, 2018 compared to the same period of 2017 was primarily due to increased professional fees and in-market promotional spend, partially offset by a decrease in general and administrative costs.

The slight decrease in SG&A for the nine-month period ended September 30, 2018 compared to the same period of 2017 was primarily due to a gain of $0.5 million in the first quarter of 2018 related to the sale of the Woodinville brewing and bottling equipment and a decrease in general and administrative costs, partially offset by increases in in-market promotional spend and professional fees. For the remainder of 2018, promotional, creative and media spend are expected to increase.

Interest Expense
Information regarding Interest expense was as follows (dollars in thousands):

Three Months Ended September 30,		Dollar
2018	2017	Change	% Change
$107	$179	$(72)	(40.2)%

Nine Months Ended September 30,		Dollar
2018	2017	Change	% Change
$348	$533	$(185)	(34.7)%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Average debt outstanding	$10,665	$25,299	$13,056	$26,238
Average interest rate	3.52%	2.34%	3.02%	2.08%

The decreases in Interest expense in the three and nine-month periods ended September 30, 2018 compared to the same periods of 2017 were primarily due to decreases in our average debt outstanding, partially offset by increases in our average interest rate.

Index

The decreases in our average debt outstanding were due to principal payments made on our term loan and the payoff of our revolving credit balance following the sale of our Woodinville, Washington brewery in January 2018.

Income Tax Provision (Benefit)
Our effective income tax rate was 25.5% for the first nine months of 2018 and 31.0% in the first nine months of 2017. The effective income tax rates reflect the impact of non-deductible expenses (primarily meals and entertainment expenses), state and local taxes, tax credits, and income excluded from taxation under the domestic production activities exclusion.

The decrease in our effective income tax rate was primarily due to tax legislation, which reduced our federal tax rate from 34% to 21% effective January 1, 2018. We expect our effective income tax rate to be 25.5% for all of 2018.

Liquidity and Capital Resources

We have required capital primarily for the construction and development of our production breweries, to support our brewery footprint evolution, and to fund our working capital needs. Historically, we have financed our capital requirements through cash flows from operations, bank borrowings and the sale of common and preferred stock. We anticipate meeting our obligations for the twelve months beginning October 1, 2018 primarily from cash on hand, cash flows generated from operations and borrowing under our line of credit as the need arises. Capital resources available to us at September 30, 2018 included $11.6 million of Cash and cash equivalents and $38.1 million available under our revolving credit facility.

At September 30, 2018 and December 31, 2017, we had $22.9 million and $38.0 million of working capital, respectively, and our debt as a percentage of total capitalization (total debt and common shareholders’ equity) was 7.2% and 20.3%, respectively.

A summary of our cash flow information was as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$16,664	$22,463
Net cash provided by (used in) investing activities	17,297	(18,176)
Net cash used in financing activities	(22,384)	(4,324)
Increase (decrease) in Cash, cash equivalents and restricted cash	$11,577	$(37)

Cash provided by operating activities of $16.7 million in the first nine months of 2018 resulted from our Net income of $4.7 million, net non-cash expenses of $8.0 million and changes in our operating assets and liabilities as discussed in more detail below.

Accounts receivable, net, increased $0.7 million to $28.5 million at September 30, 2018 compared to $27.8 million at December 31, 2017. This increase was primarily due to a $1.3 million increase in our receivable from our non-A-B customers, including our international distributor and partner breweries, partially offset by a net decrease of $0.5 million for amounts due from ABWI related to the international distribution fee. The receivable from A-B and ABWI totaled $20.2 million at September 30, 2018. Historically, we have not had collection problems related to our accounts receivable.

Inventories increased $3.5 million to $17.3 million at September 30, 2018 compared to $13.8 million at December 31, 2017. The increase was primarily due to an increase in raw materials as we purchased hops under raw material contracts.

Accounts payable increased $4.6 million to $18.9 million at September 30, 2018 compared to $14.3 million at December 31, 2017, primarily due to the timing of payments related to our contract brewing relationship with ABCS.

Capital expenditures of $6.2 million in the first nine months of 2018 were primarily directed to beer production capacity and efficiency improvements. As of September 30, 2018, we had an additional $0.2 million of expenditures recorded in Accounts payable on our Consolidated Balance Sheets, compared to $0.5 million at December 31, 2017. Beginning in 2015 through expected completion in 2019, we are investing approximately $20 million in a new Kona brewery. We anticipate total capital expenditures of approximately $16.0 million to $17.0 million in 2018 primarily for our new Kona brewery and the addition of a new can line in our Portland brewery to address consumer demand.

Index

Credit Agreement
On October 10, 2018, we executed a First Amendment (the "Amendment") to our Amended and Restated Credit Agreement with Bank of America, N.A. ("BofA") dated November 30, 2015 (as amended, the "Credit Agreement"). The Credit Agreement provides for a term loan (the "Term Loan") with an original principal balance of $10.8 million and a $45.0 million reducing revolving line of credit (the "Line of Credit"), including provisions for cash borrowings and up to $2.5 million notional amount of standby letters of credit. We may draw upon the Line of Credit for working capital and general corporate purposes until expiration on September 30, 2023. The maximum amount of the Line of Credit is subject to loan commitment reductions in the amount of $750,000 each quarter beginning March 31, 2020. As of September 30, 2018, we had $38.1 million in funds available to be drawn upon from our Line of Credit and zero borrowings outstanding. The maturity date of the Term Loan is also September 30, 2023. At September 30, 2018, $8.9 million was outstanding under the Term Loan.

Under the Loan Agreement, interest accrues at an annual rate based on the London Inter-Bank Offered Rate (“LIBOR”) Daily Floating Rate plus a marginal rate. The marginal rate varies from 0.75% to 1.75% for the Line of Credit and Term Loan based on our funded debt ratio. At September 30, 2018, our marginal rate was 0.75%, resulting in an annual interest rate of 2.86%.

Accrued interest for the Term Loan is due and payable monthly. Principal payments on the Term Loan are due monthly in accordance with an agreed-upon schedule set forth in the Credit Agreement, with any unpaid principal balance and unpaid accrued interest due and payable on September 30, 2023.

The Credit Agreement requires us to satisfy the following financial covenants: (i) a Consolidated Leverage Ratio of 3.50 to 1.00 and (ii) a Fixed Charge Coverage Ratio of 1.20 to 1.00. Failure to maintain compliance with these covenants is an event of default and would give BofA the right to declare the entire outstanding loan balance immediately due and payable. As of September 30, 2018, we were in compliance with all financial covenants.

The Credit Agreement authorizes acquisitions within the same line of business as long as we remain in compliance with the financial covenants of the Credit Agreement and there is at least $5.0 million of availability remaining on the Line of Credit following the acquisition. The Credit Agreement also limits the total amount of investments that we may make in other craft brewers to $10.0 million; provided that such limit does not apply to the acquisition of all or substantially all the assets of, or a controlling ownership interest in, such business or business unit.

See Note 15 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information regarding the Amendment.

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

Changes in Internal Control Over Financial Reporting
During the third quarter of 2018, there were no changes in our internal control over financial reporting identified in connection with the above evaluation required by Exchange Act Rule 13a-15 or 15d-15, except those disclosed below, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

31.1	Certification of Chief Executive Officer of Craft Brew Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Principal Accounting Officer of Craft Brew Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
99.1	Press Release dated November 7, 2018
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAFT BREW ALLIANCE, INC.

November 7, 2018	By:	/s/ Edwin A. Smith
Edwin A. Smith
Corporate Controller and Principal Accounting Officer