Form 10-K
period 2018-12-31
CRAFT BREW ALLIANCE, INC.
filed 2019-03-06
CIK 892222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K
_____________________________
 ☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2018
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

The aggregate market value of the common equity held by non-affiliates of the registrant as of the last day of the registrant’s most recently completed second quarter on June 29, 2018 (based upon the closing price of the registrant’s common stock, as reported by the NASDAQ Stock Market, of $20.65 per share) was $261,465,571.

The number of shares outstanding of the registrant’s common stock as of February 28, 2019 was 19,382,641 shares.

Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for the 2019 Annual Shareholders’ Meeting are incorporated by reference into Part III.

CRAFT BREW ALLIANCE, INC.
2018 FORM 10-K ANNUAL REPORT

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

Our distinctive portfolio combines the power of Kona Brewing Co., one of the top craft beer brands in the world, with strong regional breweries and innovative lifestyle brands, including Appalachian Mountain Brewery ("AMB"), Cisco Brewers, Omission Brewing Co., Redhook Brewery, Square Mile Cider Co., Widmer Brothers Brewing, and Wynwood Brewing Co. We nurture the growth and development of our brands in today’s increasingly competitive beer market through our state-of-the-art brewing and distribution capability, integrated sales and marketing infrastructure, and strong focus on innovation, local community and sustainability.

CBA was formed in 2008 through the merger of Redhook Brewery and Widmer Brothers Brewing, the two largest craft brewing pioneers in the Northwest at the time. Following a successful strategic brewing and distribution partnership, Kona Brewing Co. joined CBA in 2010. As part of CBA, Kona has expanded its reach across all 50 U.S. states and approximately 30 countries, while remaining deeply rooted in its home of Hawaii.

As consumers increasingly seek more variety and more local offerings, Craft Brew Alliance has expanded its portfolio and home markets with strong regional craft beer brands in targeted markets. In 2015 and 2016, we formed strategic partnerships with Appalachian Mountain Brewery, based in Boone, North Carolina; Cisco Brewers, based in Nantucket, Massachusetts; and Wynwood Brewing Co., based in the heart of Miami’s vibrant multicultural arts district. Building on the success of these partnerships, we acquired all three brands in the fourth quarter of 2018, fundamentally transforming our footprint and paving the way to increase our investments in their growth and drive shareholder value.

Publicly traded on NASDAQ under the ticker symbol BREW, Craft Brew Alliance is headquartered in Portland, Oregon and operates breweries and brewpubs across the U.S. For more information about CBA and its brands, see “Available Information” on page 14 of this report.

We proudly brew and package our craft beers in three company-owned production breweries located in Portland, Oregon; Portsmouth, New Hampshire; and Kailua-Kona, Hawaii. In 2018, we continued to leverage our contract brewing agreement with A-B Commercial Strategies, LLC (“ABCS”), an affiliate of Anheuser-Busch, LLC (“A-B”), through which we brew select CBA brands in A-B’s Fort Collins, Colorado brewery. Additionally, we own and operate five innovation breweries in Portland, Oregon; Seattle, Washington; Portsmouth, New Hampshire; Boone, North Carolina; and Miami, Florida, which are primarily used for small-batch production and limited-release beers offered primarily in our brewpubs and brands’ home markets.

We distribute our beers to retailers through wholesalers that are aligned with the A-B network. These sales are made pursuant to a Master Distributor Agreement (the “A-B Distributor Agreement”) with A-B, which extends through 2028. As a result of this

Index

distribution arrangement, we believe that, under alcohol beverage laws in a majority of states, these wholesalers would own the exclusive right to distribute our beers in their respective markets if the A-B Distributor Agreement expires or is terminated. As competition puts increasing pressure on craft brands outside of their home markets, we are continuing our efforts to stabilize and strengthen Widmer Brothers and Redhook in the Pacific Northwest, while expanding distribution of Appalachian Mountain Brewery, Cisco Brewers, and Wynwood Brewing Co. across their respective home markets of North Carolina, New England, and South Miami.

Separate from our A-B wholesalers, we maintain an internal independent sales and marketing organization with resources across the key functions of brand management, field marketing, field sales, and national retail sales.

We operate in two segments: Beer Related operations and Brewpubs operations. Beer Related operations include the brewing, and domestic and international sales, of craft beers and ciders from our breweries. Brewpubs operations primarily include our seven brewpubs, six of which are located adjacent to our Beer Related operations, as well as other merchandise sales, and sales of our beers directly to customers.

Industry Background

We are one of the top seven brewers in the craft brewing segment of the U.S. brewing industry. The domestic beer market includes ales and lagers produced by large domestic brewers, international brewers and craft brewers. As the overall domestic market experienced a decrease in shipments of 1% in 2018, the craft beer segment began to show signs of a slowdown. Shipments of craft beer in the U.S. are estimated by industry sources to have decreased by only 0.6% in 2018 over 2017, compared to a 1.4% increase in 2017 over 2016. Of total beer shipped in the U.S., craft beer shipments were approximately 14.3% in 2018 and 14.2% in 2017. Approximately 29.0 million barrels and 29.2 million barrels, respectively, were shipped in the U.S. by the craft beer segment during 2018 and 2017, while total beer sold in the U.S., including imported beer, was 202.6 million barrels and 204.6 million barrels, respectively. Compared with the other segments of the U.S. brewing industry, craft brewing is a relative newcomer. Twenty years ago, Redhook and Widmer Brothers Brewery were two of the approximately 200 craft breweries in operation. By the end of 2018, the number of craft breweries in operation had grown to more than 7,000. Industry sources estimate that craft beer produced by regional and national craft brewers, similar to us, accounts for approximately two-thirds of total craft beer sales, with one-third of the production brewed by smaller craft breweries.

Our comprehensive portfolio and national scale provide a competitive advantage in today’s market environment, which includes craft brewers, domestic specialty beers, and imports. Our distinctive brand portfolio is positioned to address significant changes in consumer trends, including increased demand for innovative flavors and styles, a growing interest in sustainability, and the increasing importance of local relevance. As an example, Kona Brewing is one of the top craft brewers, with a broad portfolio of beers that reflect a uniquely Hawaii-inspired flavor profile, a recognized track record in sustainable business practices, and deep ties to its local community as Hawaii’s longest-running craft brewery.

Business Strategy

At Craft Brew Alliance, we believe we have an advantaged strategy to sustain long-term growth in today’s increasingly complex beer market.

The central elements of our business strategy include:

•
Increased focus on topline growth, driving our Kona Plus portfolio strategy, supporting our strong regional craft brands in their home markets, and unlocking the potential of Kona as a global lifestyle brand.

•	Building on healthy business fundamentals, including strong revenue management and improved supply chain execution to expand gross margin.

•
Actualizing the future, through leveraging CBA’s enhanced partnership agreements with Anheuser-Busch to drive growth, value and cost savings, while continuing to explore potential new opportunities for innovation and to invest in our talent and culture.

Key Differentiators

Following are key differentiators that create competitive advantage for CBA in today’s rapidly evolving craft beer segment.

•
A distinctive portfolio of authentic craft beer brands anchored by Kona Brewing Co., which combines the power of one of the largest craft beer brands in the U.S with a strong stable of award-winning regional craft brands.

•
A transformational strategic relationship with Anheuser-Busch InBev, through which we have been able to gain access to the best route to market in the industry, optimize our brewery footprint, and support Kona’s global growth.

Index

•
A national brewing footprint that allows us to get our beers to market faster, fresher and more efficiently. We have significant flexibility to fully leverage the specific strengths of our distinct breweries and operations, as well as A-B's Fort Collins, Colorado brewery. Additionally, we guarantee the quality and consistency of all of our products through fine-tuned processes designed to ensure that everything, from brewing to quality-assurance to warehousing and distribution, meets our high standards. We believe that maximizing production under our direct supervision and through accomplished and expert partners is critical to our success. Further, we believe that our ability to engage in ongoing product innovation while controlling product quality provides critical competitive advantages. Each of our breweries is modern, has flexible production capabilities, and is designed to produce beer in smaller batches compared to the national domestic brewers, thereby allowing us to brew a wide variety of brand offerings. We believe that our investment in brewing and logistics technologies enables us to minimize brewery operating costs and consistently produce innovative beer styles.

•
Nationwide sales activation through robust partnerships with leading retailers. We leverage our national sales and marketing capabilities and complementary brand families to create a unique identity in the distribution channel and with the consumer.

•
National seamless distribution as an aligned brand within the Anheuser-Busch wholesaler network. This distribution footprint provides efficiencies in logistics and product delivery, state reporting and licensing, billing and collections. We have realized these efficiencies while maintaining full autonomy over the production, sale and marketing of our products as an independent craft beer company.

•
An experienced leadership team with expertise in the beer and beverage industries. The team has a proven ability to manage brand lifecycles, from development to turnaround, in both large and growth-company settings.

•
A commitment to innovation. In 2018, we launched the most comprehensive consumer research initiative in our company history, including pH, a quick test-and-learn product experiment, and two consumer-based studies with global consultancy Prophet and the Yale Center for Consumer Insights.

Strategic Partner Acquisitions

On October 10, 2018, we announced the acquisition of our three craft partner brands -- North Carolina-based Appalachian Mountain Brewery, Massachusetts-based Cisco Brewers, and Florida-based Wynwood Brewing Co. -- to begin unlocking the full potential of our expanded portfolio. The acquisitions build on our successful craft partnership strategy, launched in 2015. Over the past several years, the partnerships with AMB, Cisco, and Wynwood have bolstered CBA’s portfolio, anchored by Kona Brewing Co., with strong local brands and innovation breweries in key markets. Further, the partnerships helped propel CBA’s strategic brewery evolution by leveraging the production capability and location of the Portsmouth, New Hampshire brewery as CBA rebalanced its brewing footprint.

•	Under the purchase agreement with AMB, CBA acquired the AMB brand, brewery, and pub. The transaction closed November 29, 2018.

•
Under the agreement between CBA and Cisco, which closed October 10, 2018, CBA acquired the intellectual property assets of Cisco relating to its malt beverage products. Cisco’s founders continue to own and operate the Cisco Brewers brewpub properties and retail merchandising, including the original brewery and grounds in Nantucket.

•
Under CBA’s agreement with Wynwood Brewing Co., which also closed October 10, 2018, CBA purchased the remaining 75.5 percent equity interest in the Miami-based brewery, which became a wholly owned subsidiary of CBA. Wynwood’s operations will continue under the leadership of Co-founders Luis and his father “Pops” Brignoni.

Collectively, the acquisitions represent a milestone in enabling CBA and its shareholders to fully participate in the value that the partners will bring as wholly owned CBA brands.

Brand Overview

Our portfolio includes national brands Kona Brewing Company and Omission Brewing, as well as regional craft brands Appalachian Mountain Brewery, Cisco Brewers, Redhook Brewery, Square Mile Cider Company, Widmer Brothers Brewing, and Wynwood Brewing Co. with deep community roots.

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

Index

Below is an overview of our eight owned brands:

Kona Brewing Company
Kona Brewing Company was started in Kailua-Kona on the Island of Hawaii in the spring of 1994 by father and son team Cameron Healy and Spoon Khalsa, who had a dream to create fresh, local island brews made with spirit, passion and quality.

Today, Kona is Hawaii’s largest and favorite craft brewery, known for top-selling flagship beers Big Wave Golden Ale and Longboard Island Lager and award-winning innovative small-batch beers available across the islands. The Hawaii born and Hawaii-based craft brewery prides itself on brewing the freshest beer of exceptional quality closest to market. This helps to minimize its carbon footprint by reducing shipping of raw materials, finished beer and packaging materials. In 2019, Kona will open a new 100,000-barrel solar and battery-powered brewery in Kailua-Kona, which will allow Kona to brew more beer on the islands and meet increasing demand in its home state,while saving precious natural resources.

Kona Brewing Company has become one of the top craft beer brands in the world, while remaining steadfastly committed to its home market through a strong focus on innovation, sustainability and community outreach.

Omission Beer
Founded in 2012, Omission Brewing Co. is the first craft beer brand in the U.S. focused exclusively on brewing great-tasting beers with traditional beer ingredients, including malted barley, that are specially crafted to remove gluten. Each batch of Omission Beer is tested independently using the R5 competitive ELISA test to ensure that it contains gluten levels below the U.S. Food and Drug Administration (“FDA”) gluten-free standard of 20ppm or less. Omission’s line up of beers is the most awarded within the gluten reduced segment, and includes Omission Lager, Omission Pale Ale, Omission IPA, and Omission Ultimate Light Golden Ale, a full-flavored gluten-reduced ale with only 99 calories and 5 carbs, released in 2017.

Appalachian Mountain Brewery
Nestled in the High Country of North Carolina, Appalachian Mountain Brewery is Boone, NC’s beer pioneer. The brewery is dedicated to making seriously delicious craft beer while focusing its business model on community, sustainability and philanthropy. Through its beers, AMB supports a variety of non-profits that are dedicated to enriching the land, water, air and people of the High Country. Appalachian Mountain Brewery has earned numerous awards for its innovative craft beers and ciders, including Boone Creek Blonde Ale, which won a Gold Medal at the 2015 U.S. Open Beer Championships and a Gold Medal at the 2017 Great American Beer Festival Competition, as well as Not a Double IPA, which won a Silver Medal at the 2018 Great American Beer Festival. The brewery’s core portfolio also includes Long Leaf IPA, Spoaty Oaty Pale Ale, and Porter, which was a gold medal winner at the 2015 Great International Beer and Cider Competition.

Cisco Brewers
Located near Cisco Beach on the island of Nantucket, Cisco Brewers is Nantucket’s first craft brewery. Founded by hard-working, entrepreneurial islanders who began selling beer from their outdoor brewery in 1995, Cisco has carved out its own special place on Nantucket where they tough out the winters to celebrate the summers. Over the years they’ve attracted a cult following with visitors to the island and open the door to anyone willing to make the trek. Named a top travel destination by Time Magazine, Huffington Post, Travel & Leisure and Men's Journal, Cisco’s brewery is a common ground where people from all walks of life connect over classic and approachable craft beers like Whale’s Tale Pale Ale, Grey Lady Ale, Sankaty Light Lager, and most recently, Gripah IPA. In addition to its Nantucket location, Cisco operates a brewpub in Portsmouth, New Hampshire and opens seasonal pop-up pubs in New England.

Redhook Brewery
Redhook was born out of the entrepreneurial spirit of the early 1980s in the heart of Seattle. While the term didn’t exist at the time, Redhook became one of America’s first craft breweries with its focus on creating a better beer. From a modest start in a former transmission shop in the Seattle neighborhood of Ballard, to a Fremont trolley barn that housed The Trolleyman brewpub, to its current brewery in Seattle, Washington, Redhook continues its passion for brewing innovative beers that stand apart in today’s crowded craft beer marketplace.

Redhook opened Brewlab, an experimental 10-barrel brewery and pub, in the Capitol Hill neighborhood of Seattle in 2017.

Redhook’s beer lineup includes Big Ballard IPA, Bicoastal IPA, ESB, Long Hammer IPA and a variety of seasonal beers, including My Oh My Caramel Macchiato Milk Stout, Tangelic Halo Tangerine IPA, Winterhook, and more.

Square Mile Cider Company
Launched in 2013, Square Mile Cider is the hard cider for the modern-day pioneers celebrating the spirit of the Pacific Northwest. We set out to reinvigorate an enduringly classic American beverage with a blend of hand-selected apples combined with unique

Index

Northwest ingredients. Square Mile Cider produces three varieties of hard cider: Original Apple Cider, Hopped Apple Cider, and Rosé Apple Cider, which debuted in 2017 as one of the first rosé ciders in the market.

Widmer Brothers Brewing
Widmer Brothers Brewing was founded in 1984 in Portland, Oregon. Brothers Kurt and Rob Widmer, with help from their father, Ray, helped lead the Pacific Northwest craft beer movement when they began brewing unique interpretations of traditional German beer styles. In 1986, Widmer Brothers Brewing introduced the original American-style Hefeweizen, which elevated the brewery to national acclaim. Since then, Hefe has grown to become Oregon’s favorite craft beer and the brewery has continued to push the boundaries, developing beers with an unapologetic, uncompromised commitment to innovation.

Widmer Brothers currently brews a variety of award-winning beers. Its flagship Hefe, has won more than 30 medals, including nine from the Great American Beer Festival. The brewery’s other beers include Upheaval IPA, Drop Top Amber Ale, and a full seasonal lineup.

Wynwood Brewing Company
Wynwood Brewing Company is Miami’s first craft production brewery. Founded by Luis Brignoni and his father Luis “Pops” Brignoni Sr., Wynwood is deeply rooted in its founders’ Puerto Rican heritage and the brewery’s namesake neighborhood, the vibrant Wynwood Arts District. Wynwood Brewing Co. operates a 15-barrel brewhouse and taproom in the heart of the Wynwood Art District and distributes a variety of year-round, seasonal and limited beer offerings throughout South Florida, including flagship La Rubia Blonde Ale, Laces IPA, and Pop’s Porter, which earned a Gold Medal at the 2014 Great American Beer Festival.

Developments in Brands and Packaging

Our recent brand and packaging developments include:

Kona Brewing
In 2018, Kona Brewing Co. expanded its portfolio with two new national brands, Kanaha Blonde Ale, a refreshing ale made with real mango fruit, and Gold Cliff IPA, a bold, hoppy IPA with tropical pineapple. Building on increasing consumer trends around living an active lifestyle, Kanaha Blonde Ale is only 99 calories, 4 carbs, and 4.2% ABV.

As with all of Kona’s beers, Kanaha Blonde Ale and Gold Cliff IPA were named for real locations and experiences in Hawaii. The low-calorie and refreshing Kanaha was named for the popular kite-surfing beaches of Kanaha on the North Shore of Maui. And the bold, juicy 7.2% ABV Gold Cliff IPA pays homage to the southern tip of Lanai, where the island’s first pineapple field sits atop cliffs that overlook cobalt blue waters. 2018 represented another year of robust growth for Kona, which grew volumes by 7%, exceeding the growth rate for the overall craft category. Kona’s growth was primarily led by flagship Big Wave, which grew depletions by 8% over 2017, and Longboard Lager, with distribution across all 50 states and approximately 30 international markets. In response to continued demand for its flagships in its home market, Kona also released Big Wave Golden Ale and Longboard Lager in new 18-packs of 12oz cans in Hawaii.

Omission Brewing Co.
Omission Brewing Co. remains the market leader in the gluten-removed beer category. In 2018, Omission expanded distribution of its newest national brand, Omission Ultimate Light, a refreshing 5-carb, 99-calorie gluten removed golden ale. Ultimate Light joins Omission’s national portfolio which includes Omission IPA, Omission Lager,  and Omission Pale Ale - which earned a Silver Medal at the 2018 Great American Beer Festival. In 2018, Omission continued to expand distribution of Ultimate Light in 12oz cans in four U.S markets, Austin, Boston, Denver, and Phoenix.

Widmer Brothers Brewing
In 2018, Widmer Brothers continued to focus on the brewery’s flagship Hefe, which is the best-selling craft beer in Oregon. The brewery celebrated Hefe Day in May 2018 with a celebration at the taproom and adjacent beer garden featuring $0.86 Hefe specials. In December 2018, Widmer Brothers launched co-branded Portland Trail Blazers 16oz. Hefe cans, building on the longest-running craft beer partnership in the NBA and further supporting their award-winning flagship, which picked up its ninth medal from the Great American Beer Festival Competition in 2018.

Widmer Brothers added fan favorites Deadlift Imperial IPA and Green & Gold Kolsch to their 2018 seasonal lineup. Deadlift Imperial IPA, a bold double IPA that packs a flavorful hop punch and a smooth finish, was originally brewed in 2010 under a different name. The beer released in 6-packs, 12-packs, and draft as the spring seasonal and transitioned to a year-round offering in the fall. Green & Gold Kolsch, a crisp, golden-colored beer with aromas of strawberry and cracked black pepper, released in April 2018 as Widmer Brothers’ summer seasonal.

Index

As a tribute to the neighborhood and city that has supported the brewery for over 30 years, Widmer Brothers introduced the Portland Pub Series Variety Pack, featuring beers that originated in the 10-barrel innovation brewery, including Russell Street IPA, PDX Pils, Steel Bridge Porter, and Hefe X, a rotating series featuring the brewery’s flagship Hefe with additions of different hop varietals. Widmer Brothers also launched several small-batch cans and bottles from the innovation brewery throughout the year, including Closing Time IPA, brewed in collaboration with rideshare company Lyft, which included a unique code to receive a ride discount. The brewery also released Le Petit Brasseur, one of the first craft beers bottled in reusable 500ml bottles in partnership with Oregon Bottle Drop.

Redhook Brewery
In 2018, Redhook bolstered its year-round portfolio, which includes Big Ballard Imperial IPA, Long Hammer IPA, ESB, and Bicoastal IPA, adding four new beers to its seasonal and Brewlab Limited Release Series lineups. My Oh My Caramel Macchiato Milk Stout, a rich, espresso-driven milk stout brewed with coffee and dark malts, released in January as a spring seasonal, and Tangelic Halo IPA, a tangerine IPA packed with naturally citrusy hops, debuted in May as the summer seasonal.

Building on the success of the Brewlab Limited Release Series in 2017, in 2018 Redhook released two new Limited Release beers based on recipes first brewed on Brewlab’s innovation brewery: Peaches for Me IPA and Continuous Revelation Coffee IPA. Loaded with juicy peach and mango and amplified by a trio of hops, Peaches for Me IPA was released in 6-pack bottles and draft. Continuous Revelation Coffee IPA brings together two Pacific Northwest staples: great beer and great coffee, and the coffee-laced IPA hit shelves in 6-packs in the latter half of 2018. Both limited release brews, as well as Tangelic Halo IPA, were also included in seasonal Hoppy Hook Pack variety packs.

Redhook Brewlab, Redhook’s innovation brewery and pub in the vibrant Capitol Hill neighborhood of Seattle, celebrated its one-year anniversary in August 2018, and was honored to be voted Best Brewery, Best Bar, and Best Happy Hour in Seattle Weekly’s 2018 Best Of issue.

Square Mile Cider Company
In 2018, Square Mile Cider Company added Rosé Apple Cider to its year-round lineup. First released in 2017 as a seasonal offering, Rosé Apple Cider is a dry apple cider made with rose hips and hibiscus for a rosé flavor and pink hue. Square Mile Cider Company, which finds its inspiration from the pioneering spirit of the original Oregon pioneers, continued to focus on distribution in 12 states with their three ciders: Original Apple Cider, a classic American hard cider; Hopped Apple Cider, a hopped version of the classic American hard cider, with the addition of Citra and Galaxy hops; and Rosé Apple Cider.

Brewing Operations

Brewing Facilities
We use highly automated brewing equipment at our owned production breweries and innovation breweries. As of December 31, 2018, our total owned production capacity was 855,000 barrels. Our breweries include:

•
Oregon Brewery. Our Oregon Brewery is our largest capacity production brewery, which has an annual capacity of 630,000 barrels. In 2018, we completed the installation of a new canning line, which will enable us to produce a variety of can sizes - such as 12oz, 16oz and 19.2oz - to meet consumer demand. The brewery utilizes a CO2 recovery system to capture and repurpose CO2 naturally produced during the brewing process, eliminating the need to purchase and transport CO2, thus further supporting our focus on sustainability.

•
New Hampshire Brewery. Our New Hampshire Brewery utilizes a 100-barrel brewing system, with an annual capacity of 215,000 barrels, and uses an anaerobic waste-water treatment facility with power co-generation that completes the process cycle.

•
Hawaii Brewery. Our current Hawaii Brewery utilizes a 25-barrel brewing system, with an annual capacity of 10,000 barrels, and a 229-kilowatt photovoltaic solar energy generating system to supply approximately 50 percent of its energy requirements through renewable energy. In 2018, we continued to make progress on construction of a new 100,000-barrel brewery located steps away from our existing brewery and pub in Kona. The new brewery, which is being built with best-in-class sustainability and innovation, is scheduled to go online in the latter half of 2019.

•
Innovation Breweries. In 2018, we continued to leverage a 10-barrel small-batch innovation brewery built for Redhook in Seattle. The heart of the new brewery is a High Efficiency Brewing System that uses a mash filter press, allowing us to use significantly less water and energy than a typical brewery. The brewery’s flexibility enables Redhook to produce hundreds of different beer recipes that can be tested in the pub and scaled for larger production based on popularity. Our Portland 10-barrel innovation brewery and New Hampshire 3-barrel innovation brewery - as well as our newly acquired 10-barrel brewery in North Carolina and 15-barrel brewery in Florida, continued to focus on producing small batch beers for the local markets.

Index

In addition to our owned brewing capacity, we continued to produce CBA beers in A-B’s Fort Collins, Colo. brewery as part of a brewing agreement with ABCS. This partnership, which began in 2016, allows us to produce up to 300,000 barrels at this location annually.

Packaging
We package our craft beers in cans, bottles and kegs. All of our production breweries, with the exception of the Hawaii Brewery, have fully automated bottling and keg lines, and our Portsmouth and Portland breweries both have canning capability. The bottle fillers at all of the breweries utilize a carbon dioxide environment during bottling, ensuring that minimal oxygen is dissolved in the beer and extending the beer’s shelf life. We offer an assortment of packages to highlight the unique characteristics of each of our beers and to provide greater opportunities for customers to drink our beers in more locations and at more events and occasions, matching the active lifestyles and preferences of our consumers. Additionally, in our Hawaii brewpub and Seattle brewpub, we package our small-batch and innovation beers for consumers in crowlers.

Quality Control
We monitor production and quality control at all of our breweries, with central coordination at the Oregon Brewery. All of the production breweries have an on-site laboratory where microbiologists and lab technicians supervise on-site yeast propagation, monitor product quality, test products, measure color and bitterness, and test for oxidation and unwanted bacteria. We also regularly utilize outside laboratories for independent product analysis. In addition, every batch of beer that we produce goes through an internal taste panel to ensure that it meets our taste and profile standards.

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

Contract Brewing
In an effort to absorb excess capacity, we enter into contract brewing arrangements under which we produce beer in volumes and per specifications as designated by the arrangements.

During 2018, we shipped 28,200 barrels under contract brewing arrangements, compared to 17,700 barrels in 2017 and 26,700 in 2016.

Innovation
In 2018, we launched a comprehensive consumer research effort, beginning with the pH Experiment, a test-and-learn initiative that enabled us to quickly gather insights around consumer taste preferences and consumption trends. Additionally, we embarked on two consumer research projects with global consultancy Prophet and the Yale Center for Customer Insights to help understand new segmentation strategies. Combined with the ongoing learnings from our innovation breweries in Boone, Kailua-Kona, Miami, Portland, Portsmouth, and Seattle, these initiatives will broaden our view of today’s changing consumer landscape and inform the evolution of our business model and portfolio in 2019 and beyond.

Brewpubs Operations

We own and operate brew-pub restaurants and retail stores in our brewery home markets that support consumer awareness and research and development. In the fourth quarter of 2018, as part of the acquisition of our strategic partners, we added the AMB brewpub in Boone, NC and the Wynwood Brewing Co. brewpub in Miami, Florida, expanding our total brewpubs to seven. Our brewpub restaurants allow us to interact directly with over 1.5 million consumers annually in our home markets, which support brand awareness and trial. Our brewers are continually experimenting with different varieties of hops and malts in all styles of beer, and our brewpubs allow us to bring those beers to market in test-size batches in order to evaluate their potential prior to releasing them on a wider basis.

Index

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

In 2018 and 2017, we sold approximately 653,300 barrels and 654,200 barrels, respectively, to the wholesalers in A-B’s distribution network, accounting for 87.4% of our shipment volume for the 2018 and 2017 periods.

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

We advertise and promote our products through an assortment of media, including television, radio, billboard, print, digital and social media, including Facebook, Twitter and Instagram, in key markets and by participating in cooperative programs with our wholesalers. We believe that the financial commitment by the distributor helps align the distributor’s interests with ours, and the distributor’s knowledge of the local market results in an advertising and promotion program that is targeted in a manner that will best promote our products.

Our breweries also play a significant role in increasing consumer awareness of our products and enhancing our image as a craft brewer. Thousands of visitors take tours at our breweries each year and all of our production breweries have a retail restaurant or pub where our products are served. In addition, several of the breweries have meeting space that the public can rent for business meetings, parties and holiday events, and that we use to entertain and educate wholesalers, retailers and the media about our products. At our brewpubs, we sell various items of apparel and other merchandise bearing our trademarks, which creates further awareness of our beers and brands. To further promote retail canned and bottled product sales, and in response to local competitive conditions, we regularly recommend that wholesalers offer discounts to retailers in most of our markets.

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

Distributor Agreement
The Master A-B Distributor Agreement (the "A-B Distributor Agreement"), as amended in August 2016, provides for the distribution of our brands in all states, territories and possessions of the United States, including the District of Columbia and, except with respect to Kona beers, all U.S. military, diplomatic, and governmental installations in a U.S. territory or possession. Under the A-B Distributor Agreement, we have granted A-B the right of first refusal to distribute our products, including any internally developed new products, but excluding new products that we may acquire. We are responsible for marketing our products to A-B’s wholesalers, as well as to retailers and consumers.

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

Index

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

A-B would have a similar revocation right at any time following the earliest to occur of (x) our rejection of a “qualifying offer” by A-B, (y) the completion of a transaction implementing A-B’s qualifying offer, and (z) our failure to enter into a definitive transaction agreement with A-B within 120 days following receipt of A-B’s qualifying offer, with certain exceptions. A “qualifying offer” means an offer or proposal on customary terms and conditions, with certain exceptions, made by A-B (or one of its affiliates) for the acquisition of all of our outstanding common stock not owned by A-B or its affiliates, for a specified aggregate value (subject to adjustment for changes in capitalization). From and after August 24, 2018, the specified value for a qualifying offer must be at least $24.50 per share.

Under the A-B Distributor Agreement, we pay $0.25 per case-equivalent as a margin fee. Beginning on January 1, 2019, we will reinvest an aggregate amount equal to $0.25 per case-equivalent in sales and marketing efforts for our products. If A-B were to exercise its revocation right described above, the margin fee payable under the A-B Distribution Agreement would revert to $0.75 per case-equivalent.

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

Under the terms of the International Distribution Agreement, with respect to our exported products produced by us, ABWI will pay us our costs of production plus reasonable out-of-pocket expenses relating to export shipment costs. Additionally, ABWI will pay us an international royalty fee based on volume of our products sold by ABWI, equal to either $40 per barrel or $30 per barrel, depending on certain factors described in the International Distribution Agreement, which royalty fee will be subject to escalation annually, beginning in calendar year 2018, on the terms described in the International Distribution Agreement. In addition, for calendar years 2016, 2017 and 2018, ABWI has paid us one-time fees of $3.0 million, $5.0 million and $6.0 million, respectively. The sum of the fees is recognized in Beer Related Net sales on a straight-line basis over the 10-year contract term, while the fees are collected in the first quarter of the year following the applicable calendar year.

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

Index

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

Contract Brewing Arrangements
On August 23, 2016, we entered into a Contract Brewing Agreement (the “Brewing Agreement”) with A-B Commercial Strategies, LLC (“ABCS”), an affiliate of A-B, pursuant to which ABCS will brew, bottle and package up to 300,000 barrels of our mutually agreed products annually, in facilities owned by ABCS within the United States, for an initial term through December 31, 2026. Production of CBA's products in ABCS’s brewery in Fort Collins, Colorado, began in the second quarter of 2017. We share equally with ABCS in any cost savings arising from the Brewing Agreement, provided that our cost savings will equal at least $10.00 per barrel on an aggregate basis, following certain adjustments as set forth in the Brewing Agreement. The Brewing Agreement provides specified termination rights, including, among other things, the right of either party to terminate the Brewing Agreement if (i) the other party fails to perform any material obligation under the Brewing Agreement, subject to certain cure rights, (ii) the International Distribution Agreement (as defined above) is terminated pursuant to certain specified provisions thereof, or (iii) subject to certain conditions, if the A-B Distributor Agreement (as defined above) is terminated pursuant to certain specified provisions thereof.

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

On January 30, 2018, we also entered into a Contract Brewing Agreement with Anheuser-Busch Companies, LLC (“ABC”), another A-B affiliate, pursuant to which we agreed to brew, package, and palletize certain malt beverage products of A-B's craft breweries at our Portland, Oregon, and Portsmouth, New Hampshire breweries, as selected by ABC. Under the terms of this agreement, ABC pays us a per barrel fee that varies based on the annual volume of the specified product brewed by us, plus (a) our actual incremental costs of brewing the product, and (b) certain capital costs and costs of graphics and labeling that we incur in connection with the brewed products. The agreement, as extended, will expire on December 31, 2019, unless further extended by mutual agreement. The agreement also contains specified termination rights, including, among other things, the right of either party to terminate it if (i) the other party fails to perform any material obligation under the agreement or any other agreement between the parties, subject to certain cure rights, or (ii) the A-B Distributor Agreement is terminated.

Exchange Agreement
We have also entered into an Amended and Restated Exchange and Recapitalization Agreement (the “Exchange Agreement”) with A-B, pursuant to which we have granted A-B certain contractual rights. The Exchange Agreement originally was entered into in 2004 as part of a recapitalization in which we redeemed preferred shares held by A-B in exchange for cash and the shares of our common stock currently held by A-B. A-B owned 6,069,047, or approximately 31.3%, of our outstanding shares of common stock at December 31, 2018.

Index

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

On August 23, 2016, we entered into an amendment to the Exchange Agreement with A-B providing it with rights, following a “change of control event” or a “qualifying offer,” similar to those described above under “Amendment to A-B Distributor Agreement.”

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

Competition

We compete in the craft brewing market, as well as in the much larger alcoholic beverage market, which encompasses domestic and imported beers, flavored alcohol beverages, spirits, wine and ciders. Increasingly, we are also monitoring the impact of marijuana as more states pass legalization.

In 2018, the craft brewing industry continued to experience unprecedented change and competition, characterized by three trends: 1) the growing number and popularity of new local craft breweries that captured market share from established craft breweries; 2) continued acquisition and investment activity between craft brewers, large domestic and foreign brewers, and private equity firms; and 3) continued competitive pressure from international brewers, such as Crown, which target both domestic and craft beer drinkers. In 2018, according to industry sources, A-B and MillerCoors accounted for almost 80% of total beer shipped in the U.S., excluding imports. In addition, A-B and MillerCoors continued to invest in smaller craft breweries and nurtured separate craft-focused divisions in an effort to capitalize on the growing craft beer segment and consumer demand for locally produced products.

Competition varies by regional market. Depending on the local market preferences and distribution, we have encountered strong competition from microbreweries, regional specialty brewers and several national craft brewers that include MillerCoors’ Tenth and Blake Beer Company division (“Tenth and Blake”), Constellation Brands, and A-B’s craft division. A-B’s craft division includes Goose Island, Blue Point Brewing, 10 Barrel Brewing Company, Elysian, Golden Road, Shock Top, Karbach Brewing, Devil's Backbone and others. Because of the large number of participants and offerings in this segment, along with the accelerating consumer preference for local offerings, the competition for packaged product placements and especially draft beer placements has intensified. Although certain of these competitors distribute their products nationally and may have greater financial and other resources than we have, we believe that we possess certain competitive advantages. Our unique portfolio strategy combines strong national lifestyle brands with distinctive regional craft brands, supported by the scale and specialization of our production breweries, strategically distributed sales and marketing resources, and alignment within the A-B distribution network.

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

Index

significantly greater financial resources than we do and have access to a greater array of advertising and marketing tools to create product awareness of their offerings.

In the past several years, several major distilled spirits producers and national brewers have introduced flavored alcohol beverages. Products such as hard seltzers, Smirnoff Ice, the hard soda category, and Mike’s Hard Lemonade have captured sizable market share in the higher-priced end of the malt beverage industry. We believe sales of these products, along with strong growth in the import and craft beer segments of the malt beverage industry, contributed to an increase in the overall U.S. alcohol market. These products are particularly popular in certain regions and markets in which we sell our products.

Competition for consumers of craft beers also comes from wine and spirits, which reflects today’s millennial consumers who typically drink across three alcoholic beverage categories in a single drinking occasion. Growth in this segment appears to be attributable to competitive pricing, targeted advertising, increased merchandising and greater consumer interest in local wine and craft spirits. Recently, the wine industry has been aided, on a limited basis, by its ability to sell outside of the three-tier system, allowing sales to be made directly to consumers. While the craft beer segment competes with wine and spirits, it also benefits from many of the same advantages enjoyed by wine and spirit producers, including consumers who allow themselves affordable luxuries in the form of high quality alcoholic beverages.

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

Regulation

Our business is highly regulated at federal, state and local levels. Various permits, licenses and approvals necessary for our brewery, wineries and pub operations and the sale of alcoholic beverages are required from a number of agencies, including the U.S. Treasury Department, the Alcohol and Tobacco Tax and Trade Bureau (“TTB”), the U.S. Department of Agriculture, the FDA, state alcohol regulatory agencies, and state and local health, sanitation, safety, fire and environmental agencies. In addition, the beer industry is subject to substantial federal and state excise taxes.

The FDA issued a proposed rule in November 2015 on the use of “gluten-free” labeling for fermented and hydrolyzed foods and beverages that may affect our ability to market our Omission Beer as “crafted to reduce gluten.” The proposed rule was under review by the Office of Management and Budget and was expected to become final in late 2018 but no final rule was ever issued. It appears the adoption will continue to be delayed under the current administration’s executive order to reduce and freeze new regulations. See Item 1A. Risk Factors for additional information.

We operate our breweries, and wineries to produce hard cider, under federal licensing requirements imposed by the TTB. The TTB requires the filing of a “Brewer’s Notice” upon the establishment of a commercial brewery and the filing of an amended Brewer’s Notice whenever there is a material change in the brewing or warehousing locations, brewing or packaging equipment, brewery ownership, or officers or directors. The TTB requires us to obtain a winery permit and registration for each facility we produce hard cider. Our operations are subject to audit and inspection by the TTB at any time.

Management believes that we have all the licenses, permits and approvals required for our current operations. Existing permits or licenses could be revoked if we fail to comply with the terms of such permits or licenses and additional permits or licenses may be required in the future for our current operations or because of expanding our operations.

Beginning January 1, 2018, the federal excise taxes imposed on domestic brewers, such as us, that produce less than 2 million barrels annually, were reduced from $7.00 to $3.50 per barrel on the first 60,000 barrels shipped annually and from $18.00 to $16.00 per barrel on the first 6 million barrels shipped annually for all other brewers and all beer importers. Barrels shipped in excess of 6 million barrels in a given year continue to be subject to a federal excise tax of $18 per barrel on beer sold for consumption

Index

in the United States. Certain states also levy excise taxes on alcoholic beverages but are usually paid by the wholesaler. Also, while the existing excise tax on hard cider did not change from $0.226 per gallon, the small producer tax credit for hard cider was expanded to $0.062 on the first 30,000 gallons for an effective rate of $0.164 per gallon; the tax credit on the next 100,000 gallons produced became $0.056 for an effective rate of $0.17 per gallon; and producers like us who produce between 130,000 and 750,000 gallons of hard cider annually receive a $0.033 credit for an effective tax rate of $0.193 per gallon. We pay excise taxes in states where we produce (Hawaii, Oregon, Washington, New Hampshire, North Carolina and Florida).

Although the reductions in federal excise taxes described above are set to expire at the end of 2019, the Beer Institute, of which we are a member, and other industry groups support making federal excise tax relief for all brewers and beer importers permanent. Excise taxes may be increased in the future by the federal government or any state government or both. In the past, increases in excise taxes on alcoholic beverages have been considered in connection with various governmental budget-balancing or funding proposals.

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

Trademarks

We have obtained U.S. trademark registrations for numerous products. Trademark registrations generally include brand names and logos and specific product names. The Kona Brewing Co., Widmer Brothers Brewing, Redhook, and Omission marks and certain other marks are also registered in various foreign countries. We regard our Kona, Widmer Brothers, Redhook, Omission, Square Mile, Cisco, AMB, Wynwood and other trademarks as having substantial value and as being an important factor in the marketing of our products. We also have several similar international trademarks. We are not aware of any infringing uses that could materially affect our current business or any prior claim to the trademarks that would prevent us from using such trademarks in our business. Our policy is to pursue registration of our material trademarks in our markets whenever possible and to oppose vigorously any infringement of our trademarks.

Employees

At December 31, 2018, we employed approximately 665 people, including 310 employees in the brewpubs and retail stores, 150 employees in production, 131 employees in sales and marketing and 74 employees in corporate and administration. Included in the totals above are 187 part-time employees and 2 seasonal or temporary employees. None of our employees are represented by a union or employed under a collective bargaining agreement. We believe our relations with our employees to be good.

Available Information

Our Internet address is www.craftbrew.com. There we make available, free of charge, our annual report on Form 10‑K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission (“SEC”). Our SEC reports can be accessed through the investor relations section of our website. The other information posted on our website is not part of this or any other report we file with or furnish to the SEC.

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

Index

We rely on the reputation of our brands.
Our success depends on our ability to maintain and enhance the image and reputation of our existing products and to develop a favorable image and reputation for new products. The image and reputation of our products may be reduced in the future and concerns about product quality, even when unfounded, could tarnish the image and reputation of our products. An event, or series of events, that materially damages the reputation of one or more of our brands could have an adverse effect on the value of that brand and subsequent revenues from that brand or business. Restoring the image and reputation of our products may be costly and may not be possible.

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
If consumers become unwilling to accept our products or if general consumer trends lead to a decrease in the demand for beer, including craft beer, our sales and results of operations would be adversely affected. There is no assurance that the craft brewing segment will experience growth in future periods. If the markets for wine, spirits or flavored alcohol beverages continue to grow, this could draw consumers away from the beer industry in general and our products specifically. Further, the alcoholic beverage industry has become the subject of considerable societal and political attention in recent years due to increasing public concern over alcohol-related social problems, including drunk driving, underage drinking and health consequences from the misuse of alcohol. In reaction to these concerns, steps may be taken to restrict advertising by beer producers, to impose additional cautionary labeling or packaging requirements, or to increase excise or other taxes on beer. Any such developments may have a significant adverse impact on our financial condition, operating results and cash flows.

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

Index

If the FDA's proposed rule becomes final as written, the TTB’s policy may be superseded, which would have a significant impact on our ability to market and sell our Omission beers as “crafted to remove gluten” and negatively impact our operating results. The proposed rule was under review by the Office of Management and Budget in 2017 and was expected to become final in late 2018. It appears adoption of a final rule will continue to be delayed under the current administration’s executive order to reduce and freeze new regulations.

We may identify material weaknesses in our internal control over financial reporting in the future, which, if not remediated, could result in material misstatements in our financial statements.
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Management identified a material weakness in our internal control over financial reporting related to accounting for complex revenue transactions for the year ended December 31, 2016, which was subsequently remediated in 2017. However, additional material weaknesses in our internal control environment may be identified in the future, which could result in material misstatements in our financial statements and a loss of investor confidence in the integrity of our financial reporting and other public disclosures, potentially triggering increased sales of our common stock and downward pressure on our stock price.

Product safety and quality concerns may have a material adverse effect on our business.
Our success depends in large part on our ability to maintain consumer confidence in the safety and quality of our products. We have rigorous product safety and quality standards which we expect our breweries and our brewing partners to meet. We take precautions to ensure that our beverage products and our associated packaging materials, such as bottles, crowns, cans and other containers, meet accepted food safety and regulatory standards. We cannot assure, however, that, despite our strong commitment to product safety and quality, we will always meet these standards. If our products fail to satisfy applicable product safety and quality standards or are found to be contaminated or adulterated, we may be required to conduct costly product recalls and may become subject to product liability claims and negative publicity, which could cause our reputation and business to suffer.

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

Any disruption in the ability of the wholesalers, A-B, or us to distribute products efficiently due to any significant operational problems, such as widespread labor union strikes or the loss of a major wholesaler as a customer, could hinder our ability to get our products to retailers and could have a material adverse impact on our sales, results of operations and cash flows. A-B has been purchasing distributors in states where it is legally permissible, which could impact our distribution if the A-B relationship were to end. During 2018, 34% of our shipments were through A-B owned distributors.

Our investments in our sales and marketing infrastructure may negatively affect our financial results without increasing sales.
We intend to continue to reinvest cost savings in selling, general and administrative expenses in our sales and marketing infrastructure, including increased spending to support our Kona brand. Also, beginning January 1, 2019, the terms of the A-B Distributor Agreement require that we reinvest an additional $0.25 per case-equivalent in our sales and marketing efforts for our products. While we seek to design effective advertising and promotions to support our brands, these efforts may not lead to enhanced brand equity or higher sales in the long term.

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

Index

A-B has an influential voice in decisions of the board of directors and shareholders.
A-B owns 31.3% of our outstanding common stock, making A-B our largest shareholder. In addition, under the Exchange Agreement, A-B may designate two nominees to our board of directors. These directors also participate on our audit, compensation, and nominating and governance committees as non-voting observers, and one of these directors participates on our strategic planning committee as a voting member. As a result, A-B has an influential voice in deliberations of the board of directors and shareholders. A-B and its affiliates also have the right to terminate our contract brewing arrangements and to rescind certain amendments to our other contracts with them upon the occurrence of certain events. See “Relationship with Anheuser-Busch, LLC” in Item 1. Business above for additional information.

Expansion of our Kona brewery may be subject to various risks, including cost overruns, construction delays, and inability to fully utilize additional production capacity, which may adversely affect our financial condition and results of operations.
During 2015, we held a ground-breaking ceremony on the site of a new, state-of-the-art brewing facility in Kailua-Kona, Hawaii, with an annual production capacity of 100,000 barrels at a total estimated cost of approximately $20 million. As with all projects of this magnitude, there is the risk of significant cost overruns, which could require us to increase our borrowing under our revolving credit facility or to find additional financing. We may also experience unforeseen construction delays, which could result in our inability to bring the new Kona brewery into production as scheduled, adversely affecting our results of operations and financial condition. In addition, if we do not achieve sufficient growth in product sales to absorb the increased production capacity, we may be unable to realize our goals for gross margin improvement, which would have a negative impact on our results of operations and return on investment.

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
As of December 31, 2018, the annual working capacity of our breweries was approximately 855,000 barrels. Due to many factors, including seasonality and production schedules of various draft products and bottled products and packages, actual production capacity will rarely, if ever, approach full working capacity. We believe that capacity utilization of the breweries will fluctuate throughout the year, and even though we expect that capacity of our breweries will be efficiently utilized during periods when our sales are strongest, there likely will be periods when the capacity utilization will be lower. If we experience contraction in our sales and brewing volumes, the resulting excess capacity and unabsorbed overhead will have an adverse effect on our gross margins, operating cash flows and overall financial performance. We periodically evaluate whether we expect to recover the costs of our production breweries over the course of their useful lives. If facts and circumstances indicate that the carrying value of these long-lived assets may be impaired, an evaluation of recoverability will be performed by comparing the carrying value of the assets to projected future undiscounted cash flows along with other quantitative and qualitative analyses. If we determine that the carrying value of such assets does not appear to be recoverable, we will recognize an impairment loss by a charge against current operations, which could have a material adverse effect on our results of operations.

Our sales are concentrated in the Pacific Northwest, California and Hawaii.
Our sales in 2018 were concentrated in Washington, Oregon, California and Hawaii and, consequently, our future sales may be adversely affected by changes in economic and business conditions within these states. We also believe the Pacific Northwest and California are among the most competitive craft beer markets in the United States, both in terms of number of market participants and consumer awareness. The Pacific Northwest and California offer significant competition to our products, not only from other craft brewers, but also from the major domestic brewers, wine producers and flavored alcohol beverages.

Index

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

Our gross margin may fluctuate.
Future gross margin may fluctuate and even decline as a result of many factors, including: product pricing levels; sales mix between draft and packaged product sales and within the various packaged products, including bottles and cans; level of fixed and semi-variable operating costs; level of production at our breweries in relation to current production capacity; availability and prices of raw materials, production inputs such as energy, and packaging materials; rates charged for freight; and federal and state excise taxes. The high percentage of fixed and semi-variable operating costs causes our gross margin to be particularly sensitive to relatively small changes in sales volume or price increases in the various components of our production and distribution.

We may be subject to litigation that could adversely affect our business and results of operations.
We may be subject to various types of litigation, including fair trade practice, product liability, and employment-related claims. Such litigation may be time consuming, distracting and costly, and could have a material adverse effect on our business and results of operations. See Note 18, "Commitments and Contingencies," in the Notes to Consolidated Financial Statements found in Part II, Item 8 of this report, for additional information related to legal proceedings.

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
We purchase most of our raw materials from U.S. brokers, many of which rely on foreign sources, particularly for malt. As a result, prices for these ingredients may be affected by foreign currency fluctuations. Also, as consumer preference for innovative craft beer products increases, the demand for new hop varietals has grown, and many breweries enter into multi-year contracts with growers.

There is a growing concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse affect on global temperatures, weather and precipitation patterns and the frequency and severity of extreme weather and natural disasters. In the event that such climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain agricultural commodities necessary for our products, such as barley, hops, sugar and corn. Climate change may also subject us to water scarcity and quality risks due to large amounts of water required to produce our products, including water consumed in the agricultural supply chain. In the event that climate change causes water over-exploitation or has a negative effect on water availability or quality, the price of water may increase and may result in unfavorable changes to applicable water-related taxes and regulations, which could lead to increased regulatory pressures, production costs or capacity constraints. In addition, public expectations for reductions in greenhouse gas emissions could result in increased energy, transportation and raw material costs and may require us to make investments in facilities and equipment due to increased regulatory pressures.

There is no assurance that we will be able to obtain certain of our ingredients in a timely fashion to meet consumer demand, and our gross margin may be adversely affected if we are required to pay higher prices to obtain needed ingredients that are in high demand. Such factors may also result in lower sales of our products, which would have a negative effect on our financial results.

Index

We may experience higher packaging costs and shipping costs, which could adversely affect our financial results.
Many of our packaging materials, particularly glass, are obtained from a single source. Although we believe alternative suppliers of packaging materials, including bottles, cans, carriers and labels, are available, a number of factors, including consolidation in the packaging industry and competition from other manufacturers in need of packaging materials, may result in supply shortages or higher prices, which could adversely affect our financial results. We have also seen recent increases in shipping costs for our products. While we are seeking to manage those costs through more efficient management of brewery operations and logistics, we may not be successful. We also may not be able to pass along increased costs through higher prices for our products, or even maintain our current pricing levels, with a corresponding negative impact on our financial results.

Higher health care costs may have an adverse effect on our operating results.
We are self-insured with respect to health care expenses for our employees. From time to time, we experienced higher than average medical expense claims with a corresponding adverse effect on our Selling, general and administrative expenses. If we experience higher costs in the future, our operating results may be negatively affected.

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
The U.S. federal government currently levies an excise tax of $18.00 per barrel on beer sold for consumption in the United States. However, brewers, such as us, that produce less than two million barrels annually, are now taxed at $3.50 per barrel on the first 60,000 barrels shipped, with the remainder of the shipments taxed at $16.00 per barrel, due to the passage of the Tax Cuts and Jobs Act in December 2017. If the tax cut is not permanently extended, this new rate is scheduled to return to $7.00 per barrel for the first 60,000 barrels and $18.00 per barrel up to two million barrels annually in 2020. The individual states in which we operate also impose excise taxes on beer and other alcohol beverages in varying amounts. Federal and state legislators routinely consider various proposals to impose additional excise taxes on the production of alcoholic beverages, including beer. Any such increases in excise taxes, if enacted, or the failure of the current federal excise tax rates to be extended permanently, would adversely affect our financial condition, results of operations, and cash flows.

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

Government shutdowns may adversely affect our ability to timely launch new products.
When the U.S. Congress does not pass, or the President does not sign, budget legislation that establishes discretionary spending levels by the start of the U.S. government's fiscal year, funding to certain agencies lapses and non-essential operations cease until the funding is restored. This may affect agencies under the Department of Health and Human Services and Department of the Treasury. Between December 21, 2018 and January 24, 2019, the country experienced the longest government shutdown in U.S. history. Because TTB operations were halted, over 50 of our label and formula applications in need of approval sat idle. The cessation in TTB operations forced us to delay or alter the launch of several new products, resulting in operational, sales and marketing disruptions. The continuation or reoccurrence of such shutdowns in the future may have a material adverse effect on our financial condition and results of operations and may force us to alter our plans for product rollouts and marketing campaigns.

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
We depend, in part, on our revolving line of credit with Bank of America, N.A. ("BofA"), to fund our operations and commitments for capital expenditures. This credit line expires on September 30, 2023. Our capital expenditures in 2019 are expected to range from $15 million to $19 million. A number of factors could cause us to incur increased borrowing costs and to have greater difficulty accessing public and private markets for debt. These factors include general economic conditions, disruptions or declines in the global capital markets, our financial performance or outlook, and credit. An adverse change in any or all of these factors may materially adversely affect our ability to fund our operations and contractual or financing commitments.

If our business does not perform as expected, including if we generate less revenue than anticipated from our operations or encounter significant unexpected costs, we may fail to comply with the financial covenants under our credit facilities. If we do not comply with our financial covenants and we do not obtain a waiver or amendment, BofA may elect to cause all amounts owed to become immediately due and payable. Any default may require us to seek additional capital or modifications to our credit facilities, which may not be available or which may be costly. Any of these risks and uncertainties could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

We entered into strategic relationships with certain regional brewers that increased the complexity and execution risks of our operations.
As discussed in more detail in Item 1. Business in this report, we recently acquired the remaining equity in Wynwood Brewing Co. in Miami, Florida, and certain assets of Appalachian Mountain Brewery in North Carolina and Cisco Brewers in Massachusetts. These acquisitions have increased the complexity of our operations, including brewing, packaging, marketing and selling their brands and managing employees in additional geographic locations, with increased demands on our management team. There can be no assurance that we will be able to successfully integrate these strategic acquisitions without experiencing unexpected costs, operating challenges or control deficiencies.

Index

Acquisitions subject us to various risks, including risks relating to selection and pricing of acquisition targets, integration of acquired companies into our business and assumption of unanticipated liabilities.
We may continue to pursue acquisitions or joint venture or investment opportunities in the future. We cannot assure that we will be able to identify or take advantage of such opportunities. If we do pursue such transactions, we may not realize the anticipated benefits. Acquisitions and similar transactions, both those completed recently and those that may occur in the future, involve many risks, including risks relating to the assumption of unforeseen liabilities of an acquired business, adverse accounting charges resulting from the acquisition, and difficulties in integrating acquired companies into our business, both from a cultural perspective, as well as with respect to technological integration. Our inability to successfully integrate acquired businesses or manage joint ventures may lead to increased costs, failure to generate expected returns, or even a total loss of amounts invested, any of which could have a material adverse effect on our financial condition and results of operations.

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
As noted above, A-B has a significant ownership stake in us. In addition, three of our founders, together, beneficially own approximately 2.0 million shares, or 10.3%, of our common stock. Collectively, these two groups own 41.6% of our equity. All of these shares are available for sale in the public market, subject to volume, manner of sale and other requirements under the Securities Act of 1933. Such sales in the public market, or the perception that such sales may occur, could cause the market price of our common stock to decline.

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
As a result of recent acquisitions, including the acquisition of Kona Brewing Company in 2010, as of December 31, 2018, we had goodwill of $22.0 million and other various intangible assets, net, of $47.2 million on our Consolidated Balance Sheets, which, combined, represented nearly 29.3% of our total assets. If any circumstances were to occur, such as economic recession or other factors causing a reduction in consumer demand, or for any other reason we were to experience a significant decrease in sales growth, with a corresponding negative impact on our estimated cash flows associated with these assets, our analyses of these assets may conclude that a decrease in the fair value of these assets has occurred. In that event, we would be required to recognize a potentially significant loss on impairment of these assets. Any such impairment loss would be charged against current operations in the period of change and potentially have a material adverse effect on our results of operations.

We may not be able to protect our intellectual property rights.
Our future success depends significantly on our ability to protect our current and future brands and products and to defend our intellectual property rights, including trademarks, patents, domain names, trade secrets and know-how. We have been granted numerous trademark registrations and patents covering our brands and products and have filed, and expect to continue to file, trademark and patent applications seeking to protect newly developed brands and products. We cannot be sure that trademark and patent registrations will be issued with respect to any of our applications. There is also a risk that we could, by omission, fail to renew a trademark or patent on a timely basis or that our competitors will challenge, invalidate or circumvent any existing or future trademarks and patents issued to, or licensed by, us.

Index

Although we have taken appropriate action to protect our portfolio of intellectual property rights (including patent applications, trademark registration and domain names), we cannot be certain that the steps we have taken will be sufficient or that third parties will not infringe upon or misappropriate proprietary rights. Moreover, some of the countries in which we operate offer less effective intellectual property protection than is available in Europe or the United States. If we are unable to protect our proprietary rights against infringement or misappropriation, it could have a material adverse effect on our business, results of operations, cash flows or financial condition and, in particular, on our ability to develop our business.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We own and operate three highly-automated, small-batch production breweries: the Oregon Brewery, the New Hampshire Brewery, and the Hawaii Brewery, as well as five small, innovation brewing systems in Portland, Oregon, Seattle, Washington, Portsmouth, New Hampshire, Boone, North Carolina and Miami, Florida. We lease the sites upon which the Hawaii Brewery and Brewpubs, the New Hampshire Breweries and Brewpub, the Portland Innovation Brewery, and Oregon Brewpub, the Boone Cidery, the Miami Brewery and Taproom are located, in addition to our office space and warehouse locations in Portland, Oregon for our corporate, administrative and sales functions and the office space location in Miami, Florida for administrative and sales functions. In 2014, we entered into a lease for space in Southern California for our national sales office, which expires in 2019. In 2015, we entered into a long-term land lease for the location of our new Kona brewery, which expires in 2064, and in 2016, we entered into a lease for our new Redhook pub in Seattle, which expires in 2026. Certain of these leases are with related parties. See Notes 18 and 19 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this report for further discussion regarding these arrangements.

Certain information regarding our production breweries is as follows (capacity in thousands of barrels):

Production Breweries	Square Footage	Current Annual Capacity
Oregon Brewery	185,000	630
New Hampshire Brewery	125,000	215
Hawaiian Brewery	11,000	10
		855

Late in the fourth quarter of 2017, we completed several phases of an expansion to increase flexibility of our Oregon Brewery which did not materially impact our overall capacity for 2017 and, in 2016, we broke ground on a new 100,000 barrel brewery near our existing brewery and pub in Kona, which is expected to be fully operational in the latter half of 2019.

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

See Note 18, "Commitments and Contingencies," in the Notes to Consolidated Financial Statements found in Part II, Item 8 of this report, for additional information related to legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

Index

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ Stock Market (“NASDAQ”) under the trading symbol BREW. The table below sets forth, for the fiscal quarters indicated, the reported high and low closing sale prices of our common stock, as reported on NASDAQ:

2017	High	Low
Quarter 1	$17.25	$12.40
Quarter 2	17.45	12.25
Quarter 3	18.90	16.75
Quarter 4	19.80	17.15

2018	High	Low
Quarter 1	$19.90	$17.85
Quarter 2	20.85	18.25
Quarter 3	21.00	16.15
Quarter 4	18.55	14.10

We had 676 common shareholders of record as of February 28, 2019.

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

Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
We did not repurchase any of our common stock during the fourth quarter of 2018.

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

Total Return to Shareholders
(includes reinvestment of dividends)
COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN

	Base Period	Indexed Returns Year Ended
Company/Index	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Craft Brew Alliance, Inc.	$100.00	$81.24	$50.97	$102.92	$116.93	$87.15
NASDAQ Composite	100.00	113.40	119.89	128.89	165.29	158.87
S&P 500 Beverages Index	100.00	112.53	122.62	122.63	141.95	133.64

Index

Item 6.  Selected Financial Data

The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this report.

In thousands, except per share amounts	Year Ended December 31,
Statement of Operations Data	2018	2017	2016	2015	2014
Net sales (1)	$206,186	$207,456	$202,507	$204,168	$200,022
Cost of sales	137,863	142,198	142,908	141,972	141,312
Gross profit	68,323	65,258	59,599	62,196	58,710
Selling, general and administrative expenses(2) (3)	62,572	60,463	59,224	57,932	53,000
Operating income	5,751	4,795	375	4,264	5,710
Interest expense and other income (expense), net	(322)	(754)	(681)	(546)	(611)
Income (loss) before provision for income taxes	5,429	4,041	(306)	3,718	5,099
Income tax provision (benefit)(4)	1,287	(5,482)	14	1,500	2,022
Net income (loss)	$4,142	$9,523	$(320)	$2,218	$3,077
Basic and diluted net income (loss) per share	$0.21	$0.49	$(0.02)	$0.12	$0.16
Shares used in basic per share calculations	19,349	19,284	19,225	19,152	19,038
Shares used in diluted per share calculations	19,557	19,447	19,225	19,175	19,126

	December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data
Cash, cash equivalents and restricted cash	$1,200	$579	$442	$911	$981
Working capital	13,673	38,005	13,082	8,933	6,380
Total assets	236,047	209,637	200,405	188,429	176,931
Current portion of long-term debt and capital leases	919	699	1,317	507	1,157
Long-term debt and capital leases, net of current portion	46,573	32,599	27,946	18,991	13,720
Other long-term obligations	15,177	14,764	19,844	19,057	18,068
Shareholders’ equity	136,435	130,791	119,661	118,738	115,417

(1) Net sales in 2017 includes a $3.4 million fee from Pabst, related to the termination of the brewing agreements.
(2) Selling, general and administrative expenses in 2018 includes a gain of $0.5 million related to the sale of the Woodinville brewing and bottling equipment.

(3)
Selling, general and administrative expenses in 2017 includes a $1.0 million fee from Pabst related to the termination of a purchase option agreement, as well as a $0.5 million impairment charge related to the sale of our Woodinville brewery.

(4)	The income tax benefit in 2017 includes a $6.9 million benefit related to the effect on our deferred tax assets and liabilities of a change in Federal income tax rates from 34% to 21%.

Index

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Craft Brew Alliance, Inc. ("CBA") is the seventh largest craft brewing company in the U.S. and a leader in brewing, branding, and bringing to market world-class American craft beers.

Our distinctive portfolio combines the power of Kona Brewing Co., one of the top craft beer brands in the world, with strong regional breweries and innovative lifestyle brands, including Appalachian Mountain Brewery, Cisco Brewers, Omission Brewing Co., Redhook Brewery, Square Mile Cider Co., Widmer Brothers Brewing, and Wynwood Brewing Co. We nurture the growth and development of our brands in today’s increasingly competitive beer market through our state-of-the-art brewing and distribution capability, integrated sales and marketing infrastructure, and strong focus on innovation, local community and sustainability.

CBA was formed in 2008 through the merger of Redhook Brewery and Widmer Brothers Brewing, the two largest craft brewing pioneers in the Northwest at the time. Following a successful strategic brewing and distribution partnership, Kona Brewing Co. joined CBA in 2010. As part of CBA, Kona has expanded its reach across all 50 U.S. states and approximately 30 countries, while remaining deeply rooted in its home of Hawaii.

As consumers increasingly seek more variety and more local offerings, Craft Brew Alliance has expanded its portfolio and home markets with strong regional craft beer brands in targeted markets. In 2015 and 2016, we formed strategic partnerships with Appalachian Mountain Brewery, based in Boone, North Carolina; Cisco Brewers, based in Nantucket, Massachusetts; and Wynwood Brewing Co., based in the heart of Miami’s vibrant multicultural arts district. Building on the success of these partnerships, we acquired all three brands in the fourth quarter of 2018, fundamentally transforming our footprint and paving the way to increase our investments in their growth and drive shareholder value.

Publicly traded on NASDAQ under the ticker symbol BREW, Craft Brew Alliance is headquartered in Portland, Oregon and operates breweries and brewpubs across the U.S. For more information about CBA and its brands, see “Available Information” on page 14 of this report.

We proudly brew and package our craft beers in three company-owned production breweries located in Portland, Oregon; Portsmouth, New Hampshire; and Kailua-Kona, Hawaii. In 2018, we continued to leverage our contract brewing agreement with A-B Commercial Strategies, LLC (“ABCS”), an affiliate of Anheuser-Busch, LLC (“A-B”), through which we brew select CBA brands in A-B’s Fort Collins, Colorado brewery. Additionally, we own and operate five innovation breweries in Portland, Oregon; Seattle, Washington; Portsmouth, New Hampshire; Boone, North Carolina; and Miami, Florida, which are primarily used for small-batch production and limited-release beers offered primarily in our brewpubs and brands’ home markets.

We distribute our beers to retailers through wholesalers that are aligned with the A-B network. These sales are made pursuant to a Master Distributor Agreement (the “A-B Distributor Agreement”) with A-B, which extends through 2028. As a result of this distribution arrangement, we believe that, under alcohol beverage laws in a majority of states, these wholesalers would own the exclusive right to distribute our beers in their respective markets if the A-B Distributor Agreement expires or is terminated. As competition puts increasing pressure on craft brands outside of their home markets, we are continuing our efforts to stabilize and strengthen Widmer Brothers and Redhook in the Pacific Northwest, while expanding distribution of Appalachian Mountain Brewery, Cisco Brewers, and Wynwood Brewing Co. across their respective home markets of North Carolina, New England, and South Miami.

Separate from our A-B wholesalers, we maintain an internal independent sales and marketing organization with resources across the key functions of brand management, field marketing, field sales, and national retail sales.

We operate in two segments: Beer Related operations and Brewpubs operations. Beer Related operations include the brewing, and domestic and international sales, of craft beers and ciders from our breweries. Brewpubs operations primarily include our seven brewpubs, six of which are located adjacent to our Beer Related operations, as well as other merchandise sales, and sales of our beers directly to customers.

Index

Following is a summary of our financial results:

	Net Sales	Net Income (Loss)	Number of Barrels Sold
2018	$206.2 million	$4.1 million	747,600
2017	$207.5 million	$9.5 million	748,300
2016	$202.5 million	$(0.3) million	775,600

Sale of Woodinville Brewery
See Notes 20 and 21 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this report for a discussion of the termination of our agreements with Pabst Brewing Company, LLC, and Pabst Northwest Brewing Company, LLC (collectively, "Pabst"), the determination in 2017 to classify our Woodinville Brewery assets as held for sale and a $0.5 million impairment charge recorded related to the assets held for sale. The sale was completed in early 2018 and when settled, resulted in a $0.5 million gain on sale of assets (see Note 21 of Notes to Consolidated Financial Statements).

Agreements with Anheuser-Busch, LLC

On August 23, 2016, we entered into a Contract Brewing Agreement (the “Brewing Agreement”) with A-B Commercial Strategies, LLC (“ABCS”), an affiliate of A-B, pursuant to which ABCS has agreed to brew, bottle and package up to 300,000 barrels of our mutually agreed products annually, in facilities owned by ABCS within the United States, for an initial term through December 31, 2026. Production began in A-B's Fort Collins, Colorado brewery in the second quarter of 2017.

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

On January 30, 2018, we entered into a Contract Brewing Agreement with Anheuser-Busch Companies, LLC (“ABC”), another
A-B affiliate, pursuant to which we agreed to brew, package, and palletize certain malt beverage products of A-B's craft breweries at our Portland, Oregon, and Portsmouth, New Hampshire, breweries as selected by ABC. Under the terms of this agreement, ABC pays us a per barrel fee that varies based on the annual volume of the specified product brewed by us, plus (a) our actual incremental costs of brewing the product, and (b) certain capital costs and costs of graphics and labeling that we incur in connection with the brewed products. The agreement, as extended, will expire on December 31, 2019.

For additional information, see Note 19 of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report.

Index

Results of Operations

The following table sets forth, for the periods indicated, certain information from our Consolidated Statements of Operations expressed as a percentage of Net sales(1):

	Year Ended December 31,
	2018	2017	2016
Sales	105.4%	105.8%	106.5%
Less excise tax	5.4	5.8	6.5
Net sales	100.0	100.0	100.0
Cost of sales	66.9	68.5	70.6
Gross profit	33.1	31.5	29.4
Selling, general and administrative expenses	30.3	29.1	29.2
Operating income	2.8	2.3	0.2
Interest expense	(0.3)	(0.3)	(0.4)
Other income (expense), net	0.1	—	—
Income (loss) before income taxes	2.6	1.9	(0.2)
Income tax provision (benefit)	0.6	(2.6)	—
Net income (loss)	2.0%	4.6%	(0.2)%

(1)	Percentages may not sum due to rounding.

Segment Information
Net sales, Gross profit and Gross margin information by segment was as follows (dollars in thousands):

	Year Ended December 31,
2018	Beer Related	Brewpubs	Total
Net sales	$182,163	$24,023	$206,186
Gross profit	$66,958	$1,365	$68,323
Gross margin	36.8%	5.7%	33.1%

2017
Net sales	$179,830	$27,626	$207,456
Gross profit	$63,412	$1,846	$65,258
Gross margin	35.3%	6.7%	31.5%

2016
Net sales	$173,657	$28,850	$202,507
Gross profit	$55,667	$3,932	$59,599
Gross margin	32.1%	13.6%	29.4%

Net Sales by Category
The following tables set forth a comparison of Net sales by category (dollars in thousands):

	Year Ended December 31,		Dollar Change	% Change
Sales by Category	2018	2017
A-B and A-B related(1)	$167,638	$164,491	$3,147	1.9%
Contract brewing and beer related(2)	25,608	27,430	(1,822)	(6.6)%
Excise taxes	(11,083)	(12,091)	1,008	(8.3)%
Net beer related sales	182,163	179,830	2,333	1.3%
Brewpubs(3)	24,023	27,626	(3,603)	(13.0)%
Net sales	$206,186	$207,456	$(1,270)	(0.6)%

Index

	Year Ended December 31,		Dollar Change	% Change
Sales by Category	2017	2016
A-B and A-B related(1)	$164,491	$167,725	$(3,234)	(1.9)%
Contract brewing and beer related(2)	27,430	19,052	8,378	44.0%
Excise taxes	(12,091)	(13,120)	1,029	(7.8)%
Net beer related sales	179,830	173,657	6,173	3.6%
Brewpubs(3)	27,626	28,850	(1,224)	(4.2)%
Net sales	$207,456	$202,507	$4,949	2.4%

(1)
A-B and A-B related includes domestic and international sales of our owned brands sold through A-B and Ambev, non-owned brands sold pursuant to master distribution agreements, contract brewing fees earned from ABC which began in 2018, international distribution fees earned from ABWI and the sale of hops to A-B.

(2)	Beer related includes international and domestic beer sales not sold through A-B or Ambev, as well as fees earned through alternating proprietorship agreements.

(3)	Brewpubs sales include sales of promotional merchandise and sales of beer directly to customers.

Shipments by Category
Shipments by category were as follows (in barrels):

Year Ended December 31,	2018 Shipments	2017 Shipments	Increase (Decrease)	% Change	Change in Depletions(1)
A-B and A-B related(2)	653,300	654,200	(900)	(0.1)%	(2)%
Contract brewing and beer related(3)	86,700	84,800	1,900	2.2%
Brewpubs	7,600	9,300	(1,700)	(18.3)%
Total	747,600	748,300	(700)	(0.1)%

Year Ended December 31,	2017 Shipments	2016 Shipments	Increase (Decrease)	% Change	Change in Depletions(1)
A-B and A-B related(2)	654,200	693,300	(39,100)	(5.6)%	(1)%
Contract brewing and beer related(3)	84,800	72,600	12,200	16.8%
Brewpubs	9,300	9,700	(400)	(4.1)%
Total	748,300	775,600	(27,300)	(3.5)%

(1)	Change in depletions reflects the year-over-year change in barrel volume sales of beer by our wholesalers to retailers.

(2)
A-B and A-B related includes domestic and international shipments of our owned brands distributed through A-B and Ambev, non-owned brands distributed pursuant to master distribution agreements and contract brewing volume produced for ABC which began in 2018.

(3)	Beer related includes domestic and international shipments of our beers not distributed through A-B or Ambev.

The increase in sales to A-B and A-B related in 2018 compared to 2017 was primarily due to an increase in average unit pricing, contract brewing fees earned and the sale of hops, partially offset by unfavorable brand family mix.

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

The average gross revenue per barrel, excluding excise taxes and net of discounting, on shipments of beer through the A-B distribution network increased by 1.4% in 2018 compared to 2017, primarily due to pricing increases, partially offset by shifts in brand family mix. The average gross revenue per barrel, excluding excise taxes and net of discounting, on shipments of beer through the A-B distribution network increased by 2.4% in 2017 compared to 2016, primarily due to pricing increases and shifts in brand family, package and geographic mix. Price changes implemented by us have generally followed craft beer market pricing

Index

trends. During 2018, 2017 and 2016, we sold 87.4%, 87.4% and 89.4%, respectively, of our beer through A-B at wholesale pricing levels.

The decrease in contract brewing and beer related sales in 2018 compared to 2017 was primarily due to $3.4 million of non-recurring fees earned in the 2017 period from Pabst Northwest Brewing Company ("Pabst") related to a contract brewing volume shortfall and termination fees, partially offset by an increase in international shipments of our beers not distributed through A-B or Ambev and an increase in our alternating proprietorship fees. As a result of our asset purchase of Cisco and acquisitions of AMB and Wynwood, we no longer have alternating proprietorship agreements as of the respective asset purchase and acquisition dates. We expect this to have an unfavorable impact on our 2019 and future Contract brewing and beer related sales.

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

Brewpubs sales decreased in 2018 compared to 2017, primarily as a result of the closure of our Woodinville brewpub which occurred at the end of 2017, partially offset by increased sales at our Kona brewpub on the big island of Kailua-Kona in Hawaii and our Redhook Brewlab being operational for a full year.

Brewpubs sales decreased in 2017 compared to 2016, primarily as a result of decreased guest counts across our mainland brewpubs, partially offset by an increased guest count at our Kona brewpub on the big island of Kailua-Kona in Hawaii and the opening of our newest brewpub, Redhook Brewlab, in Seattle, Washington. Our Woodinville brewpub closed at the end of 2017.

Excise taxes vary directly with the volume of beer shipped. Additionally, beginning January, 1, 2018, the federal excise taxes imposed on domestic brewers, such as us, that produce less than 2 million barrels annually, were reduced from $7.00 to $3.50 per barrel on the first 60,000 barrels shipped annually and from $18.00 to $16.00 per barrel on the first 6 million barrels shipped annually for all other brewers and all beer importers. Also, while the existing excise tax on hard cider did not change, the small producer tax credit for hard cider was expanded. Producers like us, who produce between 130,000 and 750,000 gallons of hard cider annually, receive a $0.033 credit for an effective tax rate of $0.193 per gallon.

Shipments by Brand
The following table sets forth a comparison of shipments by brand (in barrels):

Year Ended December 31,	2018 Shipments	2017 Shipments	Increase (Decrease)	% Change	Change in Depletions
Kona	456,300	424,600	31,700	7.5%	8%
Widmer Brothers	98,700	123,300	(24,600)	(20.0)%	(19)%
Redhook	71,200	94,200	(23,000)	(24.4)%	(27)%
Omission	44,700	44,000	700	1.6%	—%
All other(1)	48,500	44,500	4,000	9.0%	12%
Total(2)	719,400	730,600	(11,200)	(1.5)%	(2)%

Year Ended December 31,	2017 Shipments	2016 Shipments	Increase (Decrease)	% Change	Change in Depletions
Kona	424,600	397,400	27,200	6.8%	10%
Widmer Brothers	123,300	148,100	(24,800)	(16.7)%	(16)%
Redhook	94,200	127,200	(33,000)	(25.9)%	(24)%
Omission	44,000	42,900	1,100	2.6%	(2)%
All other(1)	44,500	33,300	11,200	33.6%	17%
Total(2)	730,600	748,900	(18,300)	(2.4)%	(1)%

(1)	All other includes the shipments and depletions from our Appalachian Mountain Brewing, Cisco Brewers, Square Mile, and Wynwood Brewing brand families.

(2)	Total shipments by brand include international shipments and exclude shipments that we produced for others under our contract brewing arrangements.

The increase in our Kona brand shipments in 2018 compared to 2017 was due to increases in both in domestic and international shipments, primarily led by demand for Big Wave Golden Ale and Kanaha Blonde Ale, partially offset by a decline in Longboard Lager.

The increase in our Kona brand shipments in 2017 compared to 2016 was due to increases in both in domestic and international shipments, primarily led by demand for Hanalei Island IPA and Big Wave Golden Ale, partially offset by a decline in Castaway IPA.

The decrease in our Widmer Brothers brand shipments in 2018 compared to 2017 was led by a decrease in Hefeweizen brand shipments, primarily due to a continued strategic focus on the home market of Oregon, partially offset by the release of Green and Gold Kolsch and Deadlift IPA.

The decrease in our Widmer Brothers brand shipments in 2017 compared to 2016 was led by a decrease in Hefeweizen brand shipments, primarily due to a continued strategic focus on the home market of Oregon, partially offset by the release of Drifter and the Hefe Fruit variety pack.

The decrease in our Redhook brand shipments in 2018 compared to 2017 was primarily due to a continued strategic focus on the home market of Washington, led by a decline in Longhammer IPA and ESB brand shipments, partially offset by an increase in Big Ballard IPA.

The decrease in our Redhook brand shipments in 2017 compared to 2016 was primarily due to a continued strategic focus on the home market of Washington, led by a decline in Longhammer IPA and ESB brand shipments, partially offset by higher demand for Big Ballard IPA and the release of Bicoastal IPA.

The slight increase in our Omission brand shipments in 2018 compared to 2017 was primarily led by increased demand for Omission Ultimate Light brand, offset by a decrease in our Pale Ale and Lager brands.

The increase in our Omission brand shipments in 2017 compared to 2016 was primarily led by increased demand for our new brand Omission Ultimate Light, which was introduced in the first quarter of 2017, offset by a decrease in Omission Pale Ale.

The increase in our All other shipments in 2018 compared to 2017 was primarily due to an increase in shipment volumes related to our distribution agreements with Wynwood Brewing and Appalachian Mountain Brewing. During the fourth quarter of 2018, the distribution agreements with Wynwood Brewing and Appalachian Mountain Brewing terminated when their shipments began being treated as owned.

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

Shipments by Package
The following table sets forth a comparison of our shipments by package, excluding contract brewing shipments produced under our contract brewing arrangements (in barrels):

Year Ended December 31,	2018		2017		2016
	Shipments	% of Total	Shipments	% of Total	Shipments	% of Total
Draft	169,200	23.5%	165,600	22.7%	171,100	22.8%
Packaged	550,200	76.5%	565,000	77.3%	577,800	77.2%
Total	719,400	100.0%	730,600	100.0%	748,900	100.0%

The package mix was relatively consistent through the three-year period.

Index

Cost of Sales
Cost of sales includes purchased raw materials, direct labor, overhead and shipping costs.

Index

Information regarding Cost of sales was as follows (dollars in thousands):

	Year Ended December 31,		Dollar
	2018	2017	Change	% Change
Beer Related	$115,205	$116,418	$(1,213)	(1.0)%
Brewpubs	22,658	25,780	(3,122)	(12.1)%
Total	$137,863	$142,198	$(4,335)	(3.0)%

	Year Ended December 31,		Dollar
	2017	2016	Change	% Change
Beer Related	$116,418	$117,990	$(1,572)	(1.3)%
Brewpubs	25,780	24,918	862	3.5%
Total	$142,198	$142,908	$(710)	(0.5)%

The decrease in Beer Related Cost of sales in 2018 compared to 2017 was primarily due to a decrease in Beer Related Cost of sales on a per barrel basis. The decrease in our Beer Related Cost of sales on a per barrel basis was primarily due to the lower cost of having a portion of our beer produced by A-B in its Fort Collins, Colorado brewery, as well as cost savings associated with removing the Woodinville facility from our brewing footprint and the termination of our contract brewing agreement in Memphis, which had higher costs on a per barrel basis. The decreases were partially offset by increases in brewery costs due to higher fixed overhead, distribution rates on a per barrel basis and an increase in the quantity of hops shipped from our inventory. As a result of our asset purchase of Cisco and acquisitions of AMB and Wynwood we no longer have alternating proprietorship agreements. We expect this to have a favorable impact on our 2019 and future Beer Related Cost of sales.

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

Brewpubs Cost of sales decreased in 2018 compared to 2017 primarily due to closure of the Woodinville brewpub and conversion of the Portland brewpub into a taproom, partially offset by the costs of opening our new brewpub in Seattle.

Brewpubs Cost of sales increased in 2017 compared to 2016 primarily due to increases in employee related costs and rent and other startup costs related to our Seattle brewpub, partially offset by a decrease in guest counts.

Capacity Utilization
Capacity utilization is calculated by dividing total shipments from our owned breweries by approximate working capacity of those breweries and was as follows:

	Year Ended December 31,
	2018	2017	2016
Capacity utilization	57%	60%	67%

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

Our capacity utilization declined in 2018 compared to 2017 due to a larger percentage of our beer being brewed by ABCS as part of our contract brewing relationship and evolving brewery footprint.

Our capacity utilization declined in 2017 compared to 2016 due to reductions in wholesaler inventories, as well as a larger percentage of our beer being brewed by ABCS as part of our contract brewing relationship and shifts in our brewery footprint.

As discussed in Notes 20 and 21 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this report, we ceased production at our Woodinville, Washington brewery during the second quarter of 2017, which reduced the capacity of our owned breweries beginning in the third quarter of 2017. As a result, beginning with the third quarter of 2017, our capacity utilization calculation was revised to exclude, from the denominator, the production capacity of our Woodinville, Washington brewery, which we estimated to be approximately 220,000 barrels per year.

Gross Profit
Information regarding Gross profit was as follows (dollars in thousands):

	Year Ended December 31,		Dollar
	2018	2017	Change	% Change
Beer Related	$66,958	$63,412	$3,546	5.6%
Brewpubs	1,365	1,846	(481)	(26.1)%
Total	$68,323	$65,258	$3,065	4.7%

	Year Ended December 31,		Dollar
	2017	2016	Change	% Change
Beer Related	$63,412	$55,667	$7,745	13.9%
Brewpubs	1,846	3,932	(2,086)	(53.1)%
Total	$65,258	$59,599	$5,659	9.5%

Gross profit as a percentage of Net sales, or gross margin rate, was as follows:

	Year Ended December 31,
	2018	2017	2016
Beer Related	36.8%	35.3%	32.1%
Brewpubs	5.7%	6.7%	13.6%
Total	33.1%	31.5%	29.4%

The increase in Beer Related Gross profit and gross margin in 2018 compared to 2017 was primarily due to increased unit pricing, lower excise tax rates, and the lower costs related to having a portion of our beer produced by A-B in Fort Collins, partially offset by $3.4 million of non-recurring fees earned from Pabst related to a contract brewing volume shortfall in 2017, and increases in brewery costs and distribution rates on a per barrel basis.

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

The decreases in Brewpubs Gross profit and gross margin in 2018 compared to 2017 were primarily due to the closure of our Woodinville brewpub and the net costs associated with our brewpub in Seattle, partially offset by the increased sales at our Kona brewpub.

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

Index

Information regarding SG&A was as follows (dollars in thousands):

	Year Ended December 31,		Dollar Change	% Change
	2018	2017
	$62,572	$60,463	$2,109	3.5%
As a % of Net sales	30.3%	29.1%

	Year Ended December 31,		Dollar Change	% Change
	2017	2016
	$60,463	$59,224	$1,239	2.1%
As a % of Net sales	29.1%	29.2%

The increase in SG&A in 2018 compared to 2017 was primarily due to increases in in-market promotional spend and professional fees, partially offset by a gain of $0.5 million in the first quarter of 2018 related to the sale of the Woodinville brewing and bottling equipment and a decrease in general and administrative costs.

The increase in SG&A in 2017 compared to 2016 was primarily due to increased professional fees, technology related expenses and an impairment charge of $0.5 million related to the sale of our Woodinville Brewery, partially offset by a $1.0 million contract settlement fee received from Pabst, as well as a decrease in creative and media spend.

Interest Expense
Information regarding Interest expense was as follows (dollars in thousands):

	Year Ended December 31,		Dollar Change	% Change
	2018	2017
Interest expense	$614	$715	$(101)	(14.1)%

	Year Ended December 31,		Dollar Change	% Change
	2017	2016
Interest expense	$715	$709	$6	0.8%

	Year Ended December 31,
	2018	2017	2016
Average debt outstanding	$18,664	$27,189	$27,548
Average interest rate	2.96%	2.08%	1.51%

The decrease in Interest expense in 2018 compared to 2017 was primarily due to a decrease in our average debt outstanding, partially offset by an increase in our average interest rate. The decrease in our average debt outstanding was due to principal payments made on our term loan and the payoff of our revolving credit balance following the sale of our Woodinville, Washington brewery in January 2018.

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

Income Tax Provision (Benefit)
Our effective income tax rate was 23.7%, (135.7)% and 4.6% in 2018, 2017 and 2016, respectively. The effective income tax rates reflect the impact of non-deductible expenses (primarily meals and entertainment expenses), state and local taxes, tax credits, and for periods prior to 2018, income excluded from taxation under the domestic production activities exclusion.

Our effective income tax rate in 2018 reflects the benefit of tax legislation, which reduced our federal tax rate from 34% to 21% effective January 1, 2018.

In the second quarter of 2017, we recognized a tax credit of $164,000 for a biofuel project at our New Hampshire brewery. The tax credit was claimed on our 2016 tax return and is based upon a study completed in the second quarter of 2017.

Index

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

Liquidity and Capital Resources

We have required capital primarily for the construction and development of our production breweries, to support our expansion and growth plans, including acquisitions, and to fund our working capital needs. Historically, we have financed our capital requirements through cash flows from operations, bank borrowings and the sale of common and preferred stock. We anticipate meeting our obligations for the twelve months beginning January 1, 2019, primarily from cash flows generated from operations and borrowing under our line of credit facility as the need arises. Capital resources available to us at December 31, 2018 included $0.7 million of Cash and cash equivalents and $7.9 million available under our line of credit facility.

We had $13.7 million and $38.0 million of working capital and our debt as a percentage of total capitalization (total debt and common shareholders’ equity) was 25.8% and 20.3% at December 31, 2018 and 2017, respectively.

A summary of our cash flow information was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net cash provided by operating activities	$13,241	$16,778	$7,444
Net cash used in investing activities	(27,124)	(20,348)	(16,572)
Net cash provided by financing activities	14,504	3,707	8,659
Increase (decrease) in cash, cash equivalents and restricted cash	$621	$137	$(469)

Cash provided by operating activities of $13.2 million in 2018 resulted from our Net income of $4.1 million, net non-cash expenses of $11.5 million, and changes in our operating assets and liabilities as discussed in more detail below.

Accounts receivable, net, increased $2.2 million to $30.0 million at December 31, 2018, compared to $27.8 million at December 31, 2017. This increase was primarily due to a $3.3 million increase in our receivable from A-B to a total of $23.9 million at December 31, 2018, primarily due to the $6.0 million international distribution agreement fee from ABWI outstanding at December 31, 2018, which was received in January 2019, compared to the $5.0 million fee outstanding at December 31, 2017. Historically, we have not had collection problems related to our accounts receivable.

Inventories increased $3.4 million to $17.2 million at December 31, 2018, compared to $13.8 million at December 31, 2017. The increase was primarily due to an increase in raw materials as we purchased hops under raw material contracts.

Accounts payable increased $3.3 million to $17.6 million at December 31, 2018, compared to $14.3 million at December 31, 2017, primarily due to the timing of payments for capital projects. The portion of our payable to A-B that is included in our Accounts payable totaled $5.1 million at December 31, 2018, which is slightly higher than the balance at December 31, 2017, primarily due to the timing of payments related to our contract brewing relationship with ABCS.

As of December 31, 2018 we had the following net operating loss carryforwards (“NOLs”) and federal credit carry forwards available to offset payment of future income taxes:

•	state NOLs of $10,000, tax-effected; and

•	federal alternative minimum tax (“AMT”) credit carry forwards of $170,000.

The AMT credit carryforward is refundable over the next four years  As such, the carryforward is recognized as a tax receivable on our Consolidated Balance Sheets at December 31, 2018.

Capital expenditures of $12.8 million in 2018 were primarily directed to beer production capacity and efficiency improvements and Brewpubs remodeling. As of December 31, 2018, we had an additional $3.1 million of expenditures recorded in Accounts payable on our Consolidated Balance Sheets, compared to $0.5 million at December 31, 2017. Beginning in 2015, we invested

Index

approximately $10 million in our Oregon Brewery to expand capacity; the project was completed in the fourth quarter of 2017. Also beginning in 2015 through expected completion in 2019, we are investing approximately $20 million in a new Hawaiian Brewery. We anticipate capital expenditures of approximately $15 million to $19 million in 2019, primarily for our new Kona brewery.

Index

Loan Agreement

On October 10, 2018, we executed a First Amendment (the "Amendment") to our Amended and Restated Credit Agreement with Bank of America, N.A. dated November 30, 2015 (as amended, the "Credit Agreement"). The Credit Agreement provides for a revolving line of credit (“Line of Credit”), including provisions for cash borrowings and up to $2.5 million notional amount of letters of credit, and a $10.8 million term loan (“Term Loan”). The primary changes effected by the Amendment were to increase the maximum amount available under the line of credit from $40.0 million to $45.0 million and to extend the maturity date of the line of credit from November 30, 2020 to September 30, 2023, which is also the maturity date of the term loan. The maximum amount of the line of credit is subject to loan commitment reductions in the amount of $750,000 each quarter beginning March 31, 2020. The Amendment also increased the limit on the total amount of investments that we may make in other craft brewers, other than the acquisition of all or substantially all of the assets or controlling ownership interests, from $5.0 million to $10.0 million. We may draw upon the Line of Credit for working capital and general corporate purposes. At December 31, 2018, we had $37.1 million of borrowings outstanding under the Line of Credit and $8.8 million outstanding under the Term Loan.

As discussed in Note 21 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this report, we completed the sale of our Woodinville, Washington brewery on January 12, 2018 for a total selling price of $24.5 million. We used proceeds from the sale to fully pay down our Line of Credit effective January 26, 2018. In the fourth quarter of 2018, we borrowed on the Line of Credit primarily to fund the asset purchase and acquisitions as discussed in Note 5.

Under the Loan Agreement, interest accrues at an annual rate based on the London Inter-Bank Offered Rate (“LIBOR”) Daily Floating Rate plus a marginal rate. The marginal rate varies from 0.75% to 1.75% for the Line of Credit and Term Loan based on our funded debt ratio. At December 31, 2018, our marginal rate was 1.25% resulting in an annual interest rate of 3.23%.

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

Contractual Commitments and Obligations

The following is a summary of our contractual commitments and obligations as of December 31, 2018 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	2019	2020 and 2021	2022 and 2023	2024 and beyond
Term loan	$8,823	$442	$936	$7,445	$—
Interest on term loan(1)	420	97	179	144	—
Line of credit	37,092	—	—	37,092	—
Operating leases	43,712	11,208	3,800	3,258	25,446
Capital leases	1,725	529	599	398	199
Purchase commitments	27,794	7,278	14,641	5,875	—
Sponsorship obligations	4,168	1,830	1,745	593	—
Interest rate swap(2)	780	180	332	268	—
	$124,514	$21,564	$22,232	$55,073	$25,645

(1)	The variable interest rate on our Term Loan and Line of Credit was 3.23% at December 31, 2018.

(2)	The fixed rate on our interest rate swap was 2.86%. We pay interest at the fixed rate and receive interest at the Benchmark Rate, which was 2.46% at December 31, 2018.

See Notes 9 and 18 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this report for additional information.

Inflation

We believe that the impact of inflation was minimal on our business in 2018, 2017 and 2016.

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

Recent Accounting Pronouncements

See Note 3 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk
We have assessed our vulnerability to certain market risks, including interest rate risk associated with financial instruments included in Cash and cash equivalents and Long-term debt. To mitigate this risk, on January 23, 2014, we entered into an $8.0 million notional amount interest rate swap agreement, which expires September 30, 2023, to hedge the variability of interest payments associated with our variable-rate borrowings on our term loan. On November 25, 2015, we entered into a $9.1 million notional amount interest rate swap agreement effective January 4, 2016, which was set to expire January 1, 2019, to hedge the variability of interest payments associated with our variable-rate borrowings on our line of credit. This swap agreement was terminated effective January 18, 2018 as we paid off our line of credit, and we received interest of $27,000. The notional amount fluctuates based on a predefined schedule based on our anticipated borrowings. Since the interest rate swap hedges the variability of interest payments on variable rate debt with similar terms, it qualifies for cash flow hedge accounting treatment. The interest rate swap hedges 75% of our total term loan outstanding and reduces our overall interest rate risk. As of December 31, 2018, we had unhedged variable-rate debt outstanding of $2.2 million on our term loan and $37.1 million on our line of credit. A 10% increase or decrease in the interest rate on our variable-rate debt would not have a material effect on our financial position, results of operations or cash flows.

Due to the nature of our highly liquid Cash and cash equivalents, an increase or decrease in interest rates would not materially affect the fair value of our cash or the related interest income.

Index

Item 8. Financial Statements and Supplementary Data

Unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2018 is as follows:

2018 (In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$47,487	$61,823	$52,889	$43,987
Cost of sales	32,416	39,696	36,190	29,561
Gross profit	15,071	22,127	16,699	14,426
Selling, general and administrative expenses(1)	14,748	15,857	16,712	15,255
Operating income (loss)	323	6,270	(13)	(829)
Interest expense and Other expense, net	(100)	(86)	(120)	(16)
Income (loss) before income taxes	223	6,184	(133)	(845)
Income tax provision (benefit)	62	1,732	(194)	(313)
Net income (loss)	$161	$4,452	$61	$(532)
Basic and diluted net income (loss) per share(5)	$0.01	$0.23	$—	$(0.03)
Shares used in basic per share calculation	19,310	19,334	19,370	19,382
Shares used in diluted per share calculation	19,488	19,517	19,545	19,382

2017 (In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(5)
Net sales(2)	$44,302	$60,550	$56,638	$45,966
Cost of sales	31,633	42,221	37,254	31,090
Gross profit	12,669	18,329	19,384	14,876
Selling, general and administrative expenses(3)	15,469	15,560	16,328	13,106
Operating income (loss)	(2,800)	2,769	3,056	1,770
Interest expense and Other expense, net	(178)	(163)	(238)	(175)
Income (loss) before income taxes	(2,978)	2,606	2,818	1,595
Income tax provision (benefit)(4)	(1,191)	882	1,067	(6,240)
Net income (loss)	$(1,787)	$1,724	$1,751	$7,835
Income (loss) per share:(5)
Basic	$(0.09)	$0.09	$0.09	$0.41
Diluted	$(0.09)	$0.09	$0.09	$0.40
Shares used in basic per share calculation	19,261	19,278	19,296	19,302
Shares used in diluted per share calculation	19,261	19,389	19,443	19,507

(1) Selling, general and administrative expenses in the first quarter of 2018 includes a gain of $0.5 million related to the sale of the Woodinville brewing and bottling equipment.

(2)	Net sales in the first quarter of 2017 includes a $1.6 million fee, and the fourth quarter of 2017 includes a $1.7 million fee, from Pabst, related to the termination of the brewing agreements.

(3)
Selling, general and administrative expenses in the fourth quarter of 2017 includes the benefit of $1.0 million fee from Pabst, related to the termination of a purchase option agreement, as well as a $0.5 million impairment charge related to the sale of our Woodinville brewery.

(4)
Income tax benefit in the fourth quarter of 2017 includes a $6.9 million benefit related to the effect on our deferred tax assets and liabilities of a change in Federal income tax rates from 34% to 21%.

(5)	Basic and diluted net income (loss) per share may not sum to the full year as presented on the Consolidated Statements of Operations due to rounding.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Craft Brew Alliance, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Craft Brew Alliance, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2019 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Change in Accounting Principle
As discussed in Note 12 to the consolidated financial statements, in 2018 the Company changed its method of accounting for revenue recognition due to the adoption of Accounting Standards Codification Topic No. 606.

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
March 6, 2019

We have served as the Company’s auditor since 2004.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	December 31,
	2018	2017
Assets
Current assets:
Cash, cash equivalents and restricted cash	$1,200	$579
Accounts receivable, net	29,998	27,784
Inventory, net	17,216	13,844
Assets held for sale	—	22,946
Other current assets	3,121	4,335
Total current assets	51,535	69,488
Property, equipment and leasehold improvements, net	113,189	106,283
Goodwill	21,986	12,917
Trademarks	44,289	14,429
Intangible, equity method investment and other assets, net	5,048	6,520
Total assets	$236,047	$209,637
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$17,552	$14,338
Accrued salaries, wages and payroll taxes	5,635	5,877
Refundable deposits	4,123	4,816
Deferred revenue	6,015	3,385
Other accrued expenses	3,618	2,368
Current portion of long-term debt and capital lease obligations	919	699
Total current liabilities	37,862	31,483
Long-term debt and capital lease obligations, net of current portion	46,573	32,599
Fair value of derivative financial instruments	116	221
Deferred income tax liability, net	12,381	12,886
Other liabilities	2,680	1,657
Total liabilities	99,612	78,846
Commitments and contingencies (Note 18)
Common shareholders' equity:
Common stock, $0.005 par value. Authorized 50,000,000 shares; issued and outstanding 19,382,641 and 19,309,829	97	96
Additional paid-in capital	144,013	142,196
Accumulated other comprehensive loss	(86)	(164)
Accumulated deficit	(7,589)	(11,337)
Total common shareholders' equity	136,435	130,791
Total liabilities and common shareholders' equity	$236,047	$209,637

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Sales	$217,269	$219,547	$215,627
Less excise taxes	11,083	12,091	13,120
Net sales	206,186	207,456	202,507
Cost of sales	137,863	142,198	142,908
Gross profit	68,323	65,258	59,599
Selling, general and administrative expenses	62,572	60,463	59,224
Operating income	5,751	4,795	375
Interest expense	(614)	(715)	(709)
Other income (expense), net	292	(39)	28
Income (loss) before income taxes	5,429	4,041	(306)
Income tax provision (benefit)	1,287	(5,482)	14
Net income (loss)	$4,142	$9,523	$(320)
Basic and diluted net income (loss) per share	$0.21	$0.49	$(0.02)
Shares used in basic per share calculations	19,349	19,284	19,225
Shares used in diluted per share calculations	19,557	19,447	19,225

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$4,142	$9,523	$(320)
Unrealized gain on derivative hedge transactions, net of tax	78	98	90
Comprehensive income (loss)	$4,220	$9,621	$(230)

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss		Total Common Shareholders' Equity
	Shares	Par Value			Accumulated Deficit
Balance at December 31, 2015	19,179	$96	$139,534	$(352)	$(20,540)	$118,738
Issuance of shares under stock plans, net of shares withheld for tax payments	20	—	172	—	—	172
Stock-based compensation, net of shares withheld for tax payments	62	—	1,087	—	—	1,087
Tax benefit related to stock options	—	—	—	—	—	—
Unrealized gains on derivative financial instruments, net of tax benefit of $55	—	—	—	90	—	90
Tax payments related to stock-based awards	—	—	(106)	—	—	(106)
Net loss	—	—	—	—	(320)	(320)
Balance at December 31, 2016	19,261	96	140,687	(262)	(20,860)	119,661
Issuance of shares under stock plans, net of shares withheld for tax payments	25	—	219	—	—	219
Stock-based compensation, net of shares withheld for tax payments	24	—	1,317	—	—	1,317
Unrealized gains on derivative financial instruments, net of tax of $105	—	—	—	98	—	98
Tax payments related to stock-based awards	—	—	(27)	—	—	(27)
Net income	—	—	—	—	9,523	9,523
Balance at December 31, 2017	19,310	96	142,196	(164)	(11,337)	130,791
Adoption of accounting standards (see Note 12)	—	—	—	—	(394)	(394)
Issuance of shares under stock plans, net of shares withheld for tax payments	42	0.3	427	—	—	427
Stock-based compensation, net of shares withheld for tax payments	31	0.2	1,482	—	—	1,482
Unrealized gains on derivative financial instruments, net of tax of $27	—	—	—	78	—	78
Tax payments related to stock-based awards	—	—	(92)	—	—	(92)
Net income	—	—	—	—	4,142	4,142
Balance at December 31, 2018	19,383	$97	$144,013	$(86)	$(7,589)	$136,435

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$4,142	$9,523	$(320)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,612	10,457	10,862
(Gain) loss on sale or disposal of Property, equipment and leasehold improvements	(567)	428	96
Deferred income taxes	(506)	(5,400)	360
Stock-based compensation	1,484	1,316	1,087
Impairment of assets held for sale	—	493	—
Other	503	539	654
Changes in operating assets and liabilities:
Accounts receivable, net	(2,770)	(3,776)	(5,082)
Inventories	(2,728)	5,500	(1,614)
Other current assets	466	(1,840)	(55)
Accounts payable, deferred revenue and other accrued expenses	3,488	277	1,515
Accrued salaries, wages and payroll taxes	(266)	910	(501)
Refundable deposits	(617)	(1,649)	442
Net cash provided by operating activities	13,241	16,778	7,444
Cash flows from investing activities:
Expenditures for Property, equipment and leasehold improvements	(12,769)	(18,342)	(15,722)
Proceeds from sale of Property, equipment and leasehold improvements	23,017	95	75
Restricted cash from sale of Property, equipment and leasehold improvements	515	—	—
Business combinations and asset acquisitions	(37,887)	—	—
Expenditures for long-term deposits	—	—	(925)
Equity method investment	—	(2,101)	—
Net cash used in investing activities	(27,124)	(20,348)	(16,572)
Cash flows from financing activities:
Principal payments on debt and capital lease obligations	(724)	(709)	(605)
Net borrowings under revolving line of credit	14,893	4,224	9,198
Proceeds from issuances of common stock	427	219	172
Tax payments related to stock-based awards	(92)	(27)	(106)
Net cash provided by financing activities	14,504	3,707	8,659
Increase (decrease) in Cash, cash equivalents and restricted cash	621	137	(469)
Cash, cash equivalents and restricted cash:
Beginning of period	579	442	911
End of period	$1,200	$579	$442
Supplemental disclosure of cash flow information:
Cash paid for interest	$576	$716	$667
Cash paid for income taxes, net	1,078	1,158	587
Supplemental disclosure of non-cash information:
Purchases of Property, equipment and leasehold improvements with capital leases	$—	$521	$1,173
Purchases of Property, equipment and leasehold improvements included in Accounts payable at end of period	3,061	519	889
The accompanying notes are an integral part of these financial statements.

Index

Note 1. Nature of Operations

Overview
Craft Brew Alliance, Inc. ("CBA") is the seventh largest craft brewing company in the U.S. and a leader in brewing, branding, and bringing to market world-class American craft beers.

Our distinctive portfolio combines the power of Kona Brewing Co., one of the top craft beer brands in the world, with strong regional breweries and innovative lifestyle brands, including Appalachian Mountain Brewery, Cisco Brewers, Omission Brewing Co., Redhook Brewery, Square Mile Cider Co., Widmer Brothers Brewing, and Wynwood Brewing Co. We nurture the growth and development of our brands in today’s increasingly competitive beer market through our state-of-the-art brewing and distribution capability, integrated sales and marketing infrastructure, and strong focus on innovation, local community and sustainability.

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

As consumers increasingly seek more variety and more local offerings, Craft Brew Alliance has expanded its portfolio and home markets with strong regional craft beer brands in targeted markets. In 2015 and 2016, we formed strategic partnerships with Appalachian Mountain Brewery, based in Boone, North Carolina; Cisco Brewers, based in Nantucket, Massachusetts; and Wynwood Brewing Co., based in the heart of Miami’s vibrant multicultural arts district. Building on the success of these partnerships, we acquired all three brands in the fourth quarter of 2018, fundamentally transforming our footprint and paving the way to increase our investments in their growth and drive shareholder value.

Publicly traded on NASDAQ under the ticker symbol BREW, Craft Brew Alliance is headquartered in Portland, Oregon and operates breweries and brewpubs across the U.S.

We proudly brew and package our craft beers in three company-owned production breweries located in Portland, Oregon; Portsmouth, New Hampshire; and Kailua-Kona, Hawaii. In 2018, we continued to leverage our contract brewing agreement with A-B Commercial Strategies, LLC (“ABCS”), an affiliate of Anheuser-Busch, LLC (“A-B”), through which we brew select CBA brands in A-B’s Fort Collins, Colorado brewery. Additionally, we own and operate five innovation breweries in Portland, Oregon; Seattle, Washington; Portsmouth, New Hampshire; Boone North Carolina; and Miami, Florida, which are primarily used for small-batch production and limited-release beers offered primarily in our brewpubs and brands’ home markets.

We distribute our beers to retailers through wholesalers that are aligned with the A-B network. These sales are made pursuant to a Master Distributor Agreement (the “A-B Distributor Agreement”) with A-B, which extends through 2028. As a result of this distribution arrangement, we believe that, under alcohol beverage laws in a majority of states, these wholesalers would own the exclusive right to distribute our beers in their respective markets if the A-B Distributor Agreement expires or is terminated. As competition puts increasing pressure on craft brands outside of their home markets, we are continuing our efforts to stabilize and strengthen Widmer Brothers and Redhook in the Pacific Northwest, while expanding distribution of Appalachian Mountain Brewery, Cisco Brewers, and Wynwood Brewing Co. across their respective home markets of North Carolina, New England, and South Miami.

Separate from our A-B wholesalers, we maintain an internal independent sales and marketing organization with resources across the key functions of brand management, field marketing, field sales, and national retail sales.

We operate in two segments: Beer Related operations and Brewpubs operations. Beer Related operations include the brewing, and domestic and international sales, of craft beers and ciders from our breweries. Brewpubs operations include our seven brewpubs, six of which are located adjacent to our Beer Related operations, other merchandise sales, and sales of our beers directly to customers.

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

Index

Note 2. Significant Accounting Policies

Cash, Cash Equivalents and Restricted Cash
We maintain cash balances with financial institutions that may exceed federally insured limits. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2018 and 2017, we did not have any cash equivalents.

Under our cash management system, we utilize a controlled disbursement account to fund cash distribution checks presented for payment by the holder. Checks issued but not yet presented to banks may result in overdraft balances for accounting purposes. As of December 31, 2018 there were $0.6 million of bank overdrafts. As of December 31, 2017 there were no bank overdrafts. Changes in bank overdrafts from period to period are reported in the Consolidated Statements of Cash Flows as a component of operating activities within Accounts payable and Other accrued expenses.

Cash and cash equivalents that are restricted as to withdrawal or use under terms of certain contractual agreements are recorded in Cash, cash equivalents and restricted cash on our Consolidated Balance Sheets. Restricted cash of $0.5 million at December 31, 2018 represents funds held in an escrow account from the sale of our Woodinville brewery related to a lien; we expect that the lien will be resolved in our favor and the restriction will be removed. We did not have any restricted cash at December 31, 2017.

Accounts Receivable
Accounts receivable primarily consists of trade receivables due from wholesalers and A-B for beer and promotional product sales. Because of state liquor laws and each wholesaler’s agreement with A-B, we do not have collectability issues related to the sale of our beer products. Accordingly, we do not regularly provide an allowance for doubtful accounts for beer sales. We have provided an allowance for promotional merchandise receivables that have been invoiced to the wholesaler, which reflects our best estimate of probable losses inherent in the accounts. We determine the allowance based on historical customer experience and other currently available evidence. When a specific account is deemed uncollectible, the account is written off against the allowance. The allowance for doubtful accounts was $25,000 at both December 31, 2018 and 2017.

Activity related to our allowance for doubtful accounts was immaterial in 2018, 2017 and 2016.

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

Valuation of Long-Lived Assets
We evaluate potential impairment of long-lived assets when facts and circumstances indicate that the carrying values of such assets may be impaired. An evaluation of recoverability is performed by comparing the carrying value of the assets to projected future undiscounted cash flows. Upon indication that the carrying value of such assets may not be recoverable, we recognize an impairment loss in the current period in our Consolidated Statements of Operations. During 2017, a $0.5 million impairment charge was

Index

recorded as a component of Selling, general and administrative expenses related to the sale of our Woodinville brewery. There were no impairments recorded during 2018 or 2016.

Definite-lived intangible assets are amortized using a straight line basis of accounting. Definite-lived intangible assets and their respective estimated lives are as follows:

Distributor agreements	15 years
Non-compete agreements	2 years

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

We have experienced some loss of kegs and anticipate that some loss will occur in future periods due to the significant volume of kegs handled by each wholesaler and retailer, the homogeneous nature of kegs owned by most brewers, and the relatively small deposit collected for each keg when compared with its market value. In order to estimate forfeited deposits attributable to lost kegs, we periodically use internal records, records maintained by A-B, records maintained by other third party vendors and historical information to estimate the physical count of kegs held by wholesalers and A-B. These estimates affect the amount recorded as equipment and refundable deposits as of the date of the consolidated financial statements. The actual liability for refundable deposits may differ from estimates. Our Consolidated Balance Sheets included $3.9 million and $4.5 million at December 31, 2018 and 2017, respectively, in Refundable deposits on kegs and $9.2 million and $10.0 million, respectively, in keg equipment, net of accumulated depreciation, included as a component of Property, equipment and leasehold improvements, net.

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

Index

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

See Note 12 for additional information.

Excise Taxes
The federal government levies excise taxes on the sale of alcoholic beverages, including beer. For brewers producing less than two million barrels of beer per calendar year, the federal excise tax until December 31, 2017, was $7.00 per barrel on the first 60,000 barrels of beer removed for consumption or sale during the calendar year, and $18.00 per barrel for each barrel in excess of 60,000 barrels. Beginning January 1, 2018, as a result of the Tax Cuts and Jobs Act ("TCJA"), our federal excise tax rate on beer decreased from $7.00 per barrel to $3.50 per barrel on the first 60,000 barrels of beer removed for consumption or sale during the calendar year, and from $18.00 per barrel to $16.00 per barrel for each barrel in excess of 60,000 barrels. These lower rates currently expire at the end of 2019. Individual states also impose excise taxes on alcoholic beverages in varying amounts. As presented in our Consolidated Statements of Operations, Sales reflects the amounts invoiced to A-B, wholesalers and other customers. Excise taxes due to federal and state agencies are not collected from our customers, but rather are our responsibility. Net sales, as presented in our Consolidated Statements of Operations, are reduced by applicable federal and state excise taxes.

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

Advertising Expenses
Advertising costs, consisting of television, radio, print, outdoor advertising, on-line and social media, sponsorships, trade events, promotions and printed product information, as well as costs to produce these media, are expensed as incurred. The costs associated with point of sale display items and related promotional merchandise are inventoried and charged to expense when first used. For the years ended December 31, 2018, 2017 and 2016, we recognized costs for all of these activities totaling $16.9 million, $14.8 million and $14.6 million, respectively, which are reflected as Selling, general and administrative expenses in our Consolidated Statements of Operations.

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

The estimated fair value of performance-based stock awards is recognized over the service period based on an assessment of the probability that performance goals will be met. We re-measure the probability of achieving the performance goals during each reporting period. In future reporting periods, if we determine that performance goals are not probable of occurrence, no additional compensation expense would be recognized and any previously recognized compensation expense would be reversed.

Index

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

We recognize the benefits of tax return positions when it is determined that the positions are “more-likely-than-not” to be sustained by the taxing authority. Interest and penalties accrued on unrecognized tax benefits are recorded as tax expense in the period incurred. At December 31, 2018 and 2017, we did not have any unrecognized tax benefits or any interest and penalties accrued on unrecognized tax benefits.

In the fourth quarter of 2017, we recognized the impact of the TCJA, which reduced our federal tax rate from 34% to 21% effective January 1, 2018. This reduction resulted in a $6.9 million decrease to our deferred tax liability, which was recognized as a reduction to our income tax provision in the fourth quarter of 2017, the period of enactment. Our accounting for the income tax effects of the TCJA is complete, and we do not anticipate adjustments to such accounting in future periods.

Segment Information
Our chief operating decision maker monitors Net sales and gross margins of our Beer Related operations and our Brewpubs operations. Beer Related operations include the brewing operations and related domestic and international sales of our beer and cider brands. Brewpubs operations primarily include our brewpubs, some of which are located adjacent to our Beer Related operations. We do not track operating results beyond the gross margin level or our assets on a segment level.

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

Index

ASU 2018-02
In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." ASU 2018-02 allows entities to reclassify accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA. This update is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the income tax rate change resulting from the TCJA is recognized. The early adoption of ASU 2018-02 on January 1, 2018 did not have a material effect on our financial position, results of operations or cash flows.

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

Index

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

See Note 12 for additional information.

Index

Note 4. Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2018	2017
Raw materials	$7,146	$4,290
Work in process	3,219	1,960
Finished goods	4,319	5,555
Packaging materials	891	410
Promotional merchandise	1,139	1,161
Pub food, beverages and supplies	502	468
	$17,216	$13,844

Work in process is beer held in fermentation tanks prior to the filtration and packaging process.

Note 5. Acquisitions and Investments

Acquisitions

Purchase of Intellectual Property of Cisco Brewers, Inc. ("Cisco")
On October 10, 2018, we purchased the intellectual property assets of Cisco relating to its malt beverage products (the "Products"), including all trademarks, logos, and recipes (the "Purchase Transaction"). We paid $23.0 million in cash from existing cash and borrowings on the line of credit (the "Purchase Price"), assumed certain liabilities relating to the acquired assets, and agreed to pay an additional amount as a cash incentive payment based on Product shipments in 2023 in excess of a specified number of barrels. Management determined that a future liability for this contingent payment was both probable and reasonably estimable at the time of the transaction. Based on the facts and circumstances at the transaction date, the amount of this liability was estimated to be $585,000 and was included in the cost of the acquired assets. The Purchase Transaction excluded certain assets owned by Cisco, including intellectual property rights associated with its operation of its brewpub in Nantucket and a taproom in Boston, Massachusetts, as well as our brewpub in Portsmouth, New Hampshire, which Cisco began operating in June 2018. Of the Purchase Price, $690,000 was placed in escrow to cover potential liabilities associated with certain third party and direct claims relating to the assets purchased and liabilities assumed in the Purchase Transaction.

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

The Purchase Transaction was accounted for as an asset acquisition and certain transaction related costs of $677,000 were included in the cost of the acquired assets.

In evaluating the accounting treatment for the Purchase Transaction we identified a prior agreement as a preexisting relationship, effectively settled through the Purchase Transaction. Under the agreement, we made a payment in 2016 in exchange for Cisco's commitment to produce a minimum of 80% of their overall production at our Portsmouth brewery. At the time, this asset was valued at $0.4 million with amortization recorded based on the terms our master distribution agreement. In our assessment, this agreement ceased to have determinable value following the Purchase Transaction due to our control of materially all Cisco production. Accordingly, the remaining value of the asset of $0.2 million was recorded as a loss during the fourth quarter of 2018, as a component of Selling, general and administrative expenses in our Consolidated Statements of Operations.

Index

The allocation of the purchase price for the Cisco asset purchase was as follows (in thousands):

Assets		Useful Life
Other intangible assets
Non-compete agreements	$43	2 years
Recipes	56	Indefinite
Trademark	24,163	indefinite
Net assets acquired	$24,262

Acquisition of Appalachian Mountain Brewery ("AMB")
On November 29, 2018, we acquired substantially all the assets of AMB, which operates a brewery and taproom in Boone, North Carolina, for $8.3 million in total consideration which was comprised of $7.4 million in cash, the extinguishment of $0.6 million of debt, and the settlement of a preexisting liability of $0.3 million. The source of cash consideration paid was from existing cash and borrowings on the line of credit. Of the purchase price, $671,000 was placed in escrow to cover potential liabilities associated with certain third party and direct claims relating to the assets purchased and liabilities assumed in the acquisition. The transaction was accounted for under the acquisition method of accounting and all assets acquired and liabilities assumed were recorded at their respective acquisition-date fair values. The excess of total consideration over the net identifiable assets acquired and liabilities assumed was recorded as goodwill. The key factors attributable to the creation of goodwill by the AMB acquisition are the assembled workforce and our assessment of the ability to generate cash flows beyond the lives of the finite-lived intangible assets. The expected income tax effect of the acquired assets and liabilities was also included in the determination of recorded goodwill. The goodwill is expected to be deductible for tax purposes. Given the close proximity of the closing date of the acquisition to the end of our fiscal year and the potential for working capital adjustments that may impact recognized amounts, the allocation of the purchase price to the underlying net assets is preliminary at this time.

The preliminary allocation of the purchase price for the AMB acquisition was as follows (in thousands):

Assets		Useful Life
Inventory	$268	N/A
Property, equipment and leasehold improvements	1,252	3-39 years
Land	360	N/A
Goodwill	3,443	Indefinite
Other intangible assets
Trademark	1,900	Indefinite
Co-exist agreement	650	Indefinite
Non-compete agreements	260	2 years
Recipes	140	Indefinite
	8,273

Liabilities
Gift cards	2	N/A
Net assets acquired	$8,271

Transaction costs of $226,000 were expensed as incurred as a component of Selling, general and administrative expenses in our Consolidated Statements of Operations.

Increase in Ownership Interest of Wynwood Brewing Company, LLC ("Wynwood")
On July 12, 2017, we purchased a 24.5% interest in Wynwood, which operates a brewery and taproom in Miami, Florida, for $2.1 million in cash. This investment had a carrying value of $2.0 million on October 10, 2018. On October 10, 2018, we increased our ownership interest in Wynwood from 24.5% to 100% for $7.9 million additional consideration which was comprised of $6.8 million in cash and $1.1 million for the fair value of a contingent payment which we agreed to pay as a cash incentive based on product shipments in excess of specified number of barrels in each of 2019, 2020 and 2021. The source of cash consideration paid was from existing cash and borrowings on the line of credit. Of the Purchase Price, $203,000 was placed in escrow to cover potential liabilities associated with certain third party and direct claims relating to the assets purchased and liabilities assumed in the acquisition. Prior to becoming a wholly owned subsidiary, we accounted for our investment in Wynwood under the equity

Index

method of accounting and recorded it as a component of Intangible, equity method investment and other assets, net on our Consolidated Balance Sheets. Following the completion of the acquisition, Wynwood became a wholly owned subsidiary and its results were fully consolidated beginning on October 10, 2018.

The transaction was accounted for under the acquisition method of accounting as a step acquisition. As required by this method, we remeasured our preexisting 24.5% equity interest to its acquisition-date fair value which was determined to be $2.1 million. As a result of the remeasurement, a net gain of $170,000 was recorded as a component of Other income (expense), net in our Consolidated Statements of Operations during the fourth quarter of 2018. The fair value of the equity interest was determined on a relative basis to the purchase price of the remaining 74.5% acquired by CBA. Given the close proximity of the closing date of the acquisition to the end of our fiscal year and the potential for working capital adjustments that may impact recognized amounts, the allocation of the purchase price to the underlying net assets is preliminary at this time.

All assets acquired and liabilities assumed were recorded at their respective acquisition-date fair values. The excess of total consideration, including the estimated fair value of our previously held equity interest in Wynwood, over the net identifiable assets acquired and liabilities assumed was recorded as goodwill. The key factors attributable to the creation of goodwill by the Wynwood acquisition are the assembled workforce and our assessment regarding the ability to generate cash flows beyond the lives of the finite-lived intangible assets. The expected income tax effect of the acquired assets and liabilities was also included in the determination of recorded goodwill. The goodwill is expected to be deductible for tax purposes.

The preliminary allocation of the purchase price for the Wynwood acquisition was as follows (in thousands):

Assets		Useful Life
Cash	$79	N/A
Accounts receivable	14	N/A
Inventory	103	N/A
Prepaid expenses and other	40	N/A
Property, equipment and leasehold improvements	310	5 - 10 years
Goodwill	5,626	Indefinite
Other intangible assets
Recipes	40	Indefinite
Non-Compete Agreements	260	2 years
Trademark	3,800	Indefinite
	10,272
Liabilities
Accounts payable	168	N/A
Accrued salaries, wages and payroll taxes	24	N/A
Refundable deposits	13	N/A
Other accrued expenses	3	N/A
Current portion of long-term debt	25	N/A
	233
Net assets acquired	$10,039

Transaction costs of $359,000 were expensed as incurred as a component of Selling, general and administrative expenses in our Consolidated Statements of Operations.

Index

Primary Reasons Behind Transactions
We completed the Cisco, AMB and Wynwood transactions to unlock the full potential of each brand. Over the past several years, our partnerships with North Carolina-based AMB, Massachusetts-based Cisco, and Florida-based Wynwood have bolstered our brand portfolio with strong local brands and breweries in key markets, complementing Kona as the anchor of our portfolio strategy. Further, these partners have supported our strategic brewery evolution by leveraging the capability and location of the Portsmouth, New Hampshire brewery to increase production for partner brands as we rebalance our brewing footprint. We plan to increase marketing spend and resources to fuel each brand's growth and help drive continued innovation and greater levels of support for their local communities.

Financial Information
The acquisitions, both individually and as a whole, are not considered significant and, accordingly, certain results of operations information and pro forma financial information is not presented.

Note 6. Other Current Assets and Other Accrued Expenses

Other current assets consisted of the following (in thousands):

	December 31,
	2018	2017
Prepaid property taxes	$553	$534
Prepaid insurance	439	518
Income taxes receivable	537	1,153
Other	1,592	2,130
	$3,121	$4,335

Other accrued expenses consisted of the following (in thousands):

	December 31,
	2018	2017
Accrued pricing discounts	$781	$1,011
Other	2,837	1,357
	$3,618	$2,368

Note 7. Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements consisted of the following (in thousands):

	December 31,
	2018	2017
Brewery equipment	$99,210	$97,606
Buildings	34,525	32,925
Land and improvements	4,181	3,821
Furniture, fixtures and other equipment	20,438	20,388
Leasehold improvements	15,473	16,239
Vehicles	124	106
Construction in progress	22,001	8,661
	195,952	179,746
Less accumulated depreciation and amortization	(82,763)	(73,463)
	$113,189	$106,283

Index

Note 8. Goodwill and Intangible, Equity Method Investment and Other Assets

Goodwill
The rollforward of goodwill was as follows (in thousands):

Balance, December 31, 2015, 2016 and 2017	$12,917
Goodwill acquired related to acquisition of AMB	3,443
Goodwill acquired related to acquisition of Wynwood	5,626
Balance, December 31, 2018	$21,986

There were no impairment losses netted against the goodwill balance at any date.

Intangible, Equity Method Investment and Other Assets
Intangible, equity method investment and other assets and the related accumulated amortization were as follows (in thousands):

	December 31,
	2018	2017
Recipes	$936	$700
Co-Exist Agreement	650	—

Distributor agreements	2,200	2,200
Accumulated amortization	(1,540)	(1,393)
	660	807

Non-compete agreements	563	—
Accumulated amortization	(45)	—
	518

Other	379	348
Accumulated amortization	(274)	(255)
	105	93
Intangible assets, net	2,869	1,600

Promotional merchandise	185	818
Deposits and other	1,994	2,076
Equity method investment	—	2,026
Intangible, equity method investment and other assets, net	$5,048	$6,520

Amortization expense was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Amortization expense	$394	$260	$199

Estimated amortization expense to be recorded for the next five fiscal years and thereafter is as follows (in thousands):

2019	$462
2020	402
2021	165
2022	165
2023	89
Thereafter	—
$1,283

Index

Note 9. Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following (in thousands):

	December 31,
	2018	2017
Term loan, due September 30, 2023	$8,823	$9,244
Line of credit, due September 30, 2023	37,092	22,199
Capital lease obligations for equipment	1,577	1,855
	47,492	33,298
Less current portion	(919)	(699)
	$46,573	$32,599

Required principal payments on outstanding debt obligations as of December 31, 2018 for the next five years and thereafter are as follows (in thousands):

	Term Loan	Line of Credit	Capital Lease Obligations
2019	$442	$—	$529
2020	459	—	333
2021	477	—	266
2022	496	—	199
2023	6,949	37,092	199
Thereafter		—	199
	$8,823	$37,092	1,725
Amount representing interest			(148)
			$1,577

Term Loan and Line of Credit
On October 10, 2018, we executed a First Amendment (the "Amendment") to our Amended and Restated Credit Agreement with Bank of America, N.A. dated November 30, 2015 (as amended, the "Credit Agreement"). The Credit Agreement provides for a revolving line of credit (“Line of Credit”), including provisions for cash borrowings and up to $2.5 million notional amount of letters of credit, and an originally valued $10.8 million term loan (“Term Loan”). The primary changes effected by the Amendment were to increase the maximum amount available under the line of credit from $40.0 million to $45.0 million and to extend the maturity date of the line of credit from November 30, 2020 to September 30, 2023, which is also the maturity date of the term loan. The maximum amount of the line of credit is subject to loan commitment reductions in the amount of $750,000 each quarter beginning March 31, 2020. The Amendment also increased the limit on the total amount of investments that we may make in other craft brewers, other than the acquisitions of all or substantially all of the assets or controlling ownership interests, from $5.0 million to $10.0 million. We may draw upon the Line of Credit for working capital and general corporate purposes. At December 31, 2018, we had $37.1 million of borrowings outstanding under the Line of Credit and $8.8 million outstanding under the Term Loan.

Under the Loan Agreement, interest accrues at an annual rate based on the London Inter-Bank Offered Rate (“LIBOR”) Daily Floating Rate plus a marginal rate. The marginal rate varies from 0.75% to 1.75% for the Line of Credit and Term Loan based on our funded debt ratio. At December 31, 2018, our marginal rate was 1.25% resulting in an annual interest rate of 3.23%.

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

Index

At December 31, 2018, the quarterly fee was 0.15% and the fee totaled the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Loan Agreement fee	$52	$37	$36

An annual fee is payable in advance on the notional amount of each standby letter of credit issued and outstanding multiplied by an applicable rate ranging from 0.75% to 1.75%. We had no letters of credit outstanding during 2018, 2017 or 2016.

We were in compliance with all applicable contractual financial covenants of the Loan Agreement at December 31, 2018. These financial covenants under the Loan Agreement are measured on a trailing four-quarter basis. We are required to maintain a funded debt ratio of up to 3.5 to 1 and a fixed charge coverage ratio above 1.20 to 1.

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

We have assessed our vulnerability to certain business and financial risks, including interest rate risk associated with our variable-rate long-term debt. To mitigate this risk, effective January 23, 2014, we entered into an interest rate swap contract with BofA for 75% of the Term Loan balance, to hedge the variability of interest payments associated with our variable-rate borrowings under our Term Loan with BofA. The Term Loan contract and the interest rate swap terminate on September 30, 2023. The Term Loan contract had a total notional value of $6.6 million as of December 31, 2018. Through this swap agreement, we pay interest at a fixed rate of 2.86% and receive interest at a floating-rate of the one-month LIBOR, which was 2.46% at December 31, 2018.

Effective January 4, 2016, we entered into a $9.1 million notional amount interest rate swap contract with BofA, which was set to expire January 1, 2019, to hedge the variability of interest payments associated with our variable-rate borrowings on our line of credit. The notional amount fluctuated based on a predefined schedule based on our anticipated borrowings. This swap agreement was terminated effective January 18, 2018 as we paid off our line of credit, and we received interest of $27,000. With the asset purchase and acquisitions of Cisco, AMB, and Wynwood, we began borrowing again on our line of credit in the fourth quarter of 2018. We do not currently have an interest rate swap contract in place to hedge the variability of interest payments associated with our variable-rate borrowings on our line of credit.

Since our remaining interest rate swap hedges the variability of interest payments on variable rate debt with similar terms, it qualifies for cash flow hedge accounting treatment.

As of December 31, 2018, unrealized net losses of $116,000 were recorded in Accumulated other comprehensive loss as a result of these hedges. The effective portion of the gain or loss on the derivatives is reclassified into Interest expense in the same period during which we record Interest expense associated with the related debt. There was no hedge ineffectiveness during 2018, 2017 or 2016.

Index

The fair value of our derivative instruments was as follows (in thousands):

	December 31,
	2018	2017
Fair value of interest rate swaps	$(116)	$(221)

The effect of our interest rate swap contracts that were accounted for as derivative instruments on our Consolidated Statements of Operations was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Year Ended December 31,
2018	$105	Interest expense	$27
2017	$203	Interest expense	$150
2016	$145	Interest expense	$292

See also Note 11.

Note 11. Fair Value Measurements

Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The following tables summarize liabilities measured at fair value on a recurring basis (in thousands):

Fair Value at December 31, 2018	Level 1	Level 2	Level 3	Total
Interest rate swap	$—	$(116)	$—	$(116)

Fair Value at December 31, 2017
Interest rate swap	$—	$(221)	$—	$(221)

We did not have any assets measured at fair value on a recurring basis at December 31, 2018 or December 31, 2017.

The fair value of our interest rate swap was based on quarterly statements from the issuing bank. There were no changes to our valuation techniques during 2018, 2017 or 2016.

We believe the carrying amounts of Cash, cash equivalents and restricted cash, Accounts receivable, Other current assets, Accounts payable, Accrued salaries, wages and payroll taxes, and Other accrued expenses are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

We had fixed-rate debt outstanding as follows (in thousands):

	December 31,
	2018	2017
Fixed-rate debt on balance sheet	$1,577	$1,855
Estimated fair value of fixed-rate debt	$1,591	$1,915

We calculate the estimated fair value of our fixed-rate debt using a discounted cash flow methodology. Using estimated current interest rates based on a similar risk profile and duration (Level 2), the fixed cash flows are discounted and summed to compute the fair value of the debt.

Index

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
Our non-financial assets, such as goodwill, intangible assets and property and equipment, are recorded at fair value when an impairment is recognized or at the time acquired in a business combination. As discussed in Note 5, we acquired substantially all of the assets of AMB and increased our ownership interest in Wynwood from 24.5% to 100% and recorded the acquired assets and liabilities, including goodwill, intangible assets and property and equipment at their estimated fair value. Also, as discussed in Note 5, we purchased the intellectual property assets of Cisco and recorded the intangible assets at their estimated fair value. The determination of the estimated fair value of such assets required the use of significant unobservable inputs which would be considered Level 3 fair value measurements.

Note 12. Revenue Recognition

On January 1, 2018, we adopted the Accounting Standards Codification ("ASC") 606, "Revenue from Contracts with Customers" and all the related amendments (the "new revenue standard") for all of our revenue contracts, using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of Accumulated deficit. The adoption of ASC 606 did not have a material impact on our consolidated financial statements at January 1, 2018 or for the year ended December 31, 2018.

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

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our Consolidated Balance Sheets and Consolidated Statements of Operations was as follows (in thousands):

	December 31, 2018
	As Reported	Balance without Adoption of ASC 606	Effect of Change Higher (Lower)
Consolidated Balance Sheets
Assets:
Other current assets	$3,121	$3,279	$(158)

Liabilities:
Deferred income tax liability, net	12,381	12,437	(56)

Common shareholders' equity:
Accumulated deficit	$(7,589)	$(7,803)	$(214)

Index

	Year Ended December 31, 2018
	As Reported	Balance without Adoption of ASC 606	Effect of Change Higher (Lower)
Consolidated Statements of Operations
Selling, general and administrative expenses	$62,572	$62,809	$(237)
Income tax provision	1,287	1,231	56
Net income	$4,142	$3,961	$181

The following table disaggregates our Sales by major source (in thousands):

	Year Ended December 31, 2018
	Beer Related(1)	Brewpubs	Total
Product sold through distributor agreements[2]	$176,265	$—	$176,265
Alternating proprietorship and contract brewing fees	10,612	—	10,612
International distribution fees	3,400	—	3,400
Brewpubs[3]	—	24,023	24,023
Other[4]	2,969	—	2,969
	$193,246	$24,023	$217,269

(1)
Beer Related sales include sales to Anheuser-Busch, LLC ("A-B") subsidiaries including Ambev, Anheuser-Busch Worldwide Investments, LLC (“ABWI”) and Anheuser-Busch Companies, LLC (“ABC”). Sales to wholesalers through the A-B distributor agreement in 2018 represented 77.2% of our Sales.

(2)	Product sold through distributor agreements included domestic and international sales of owned and non-owned brands pursuant to terms in our distributor agreements.

(3)	Brewpub sales include sales of promotional merchandise and sales of beer directly to customers.

(4)	Other sales include sales of beer related merchandise, hops, spent grain and an export manager fee.

Revenue is recognized when obligations under the terms of a contract with our customers are satisfied; generally this occurs when the product arrives at distribution centers or when the wholesaler takes possession. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. We consider customer purchase orders, which in some cases are governed by a master agreement, to be the contract with a customer. For each contract related to the production of beer, we consider the promise to transfer products, each of which is distinct, to be the identified performance obligation. The transaction price for each performance obligation is specifically identified within the contract with our customer and represents the standalone selling price. Discounts are recognized as a reduction to Sales at the time we recognize the revenue. We generally do not grant return privileges, except in limited and specific circumstances.

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

We entered into an International Distribution Agreement ("IDA") with A-B for the rights to serve as our exclusive distributor in international territories defined by the IDA for an approximate 10-year period. The IDA represents a single international license to all territories defined in the IDA. Revenue is recognized on a straight-line basis over the approximate 10-year term of the agreement. In accordance with ASC 606, we evaluate the factors used in our estimates of variable consideration to be received under contracts on a quarterly basis. We estimate variable consideration as the most likely amount to which we expect to be entitled. We have evaluated, on a quarterly basis, the qualitative factors, including current market conditions and our relationship with A-B, and we consider receiving $34.0 million over the approximate 10-year term of the IDA the most likely outcome under the IDA. We believe that the possibility of a significant reversal of cumulative revenue recognized from this agreement under this conclusion is remote. Under the IDA, A-B has the right to issue purchase orders to distribute product in international territories defined by the IDA. Each purchase order placed under the IDA is a distinct performance obligation. The transaction price for each performance obligation is a sales-based royalty, which is recognized as revenue in accordance with the sales-based royalty exception.

Index

Accordingly, royalty revenue is recognized as the variability associated with the royalty is resolved, which is upon A-B's subsequent sale of our product.

In cases where all conditions to a sale are not met at the time of sale, revenue recognition is deferred until all conditions are met. As of January 1, 2018, Deferred revenue on our Consolidated Balance Sheets included $3.4 million related to the IDA. As of December 31, 2018, we earned the right to receive an additional $6.0 million pursuant to the IDA, of which we have recognized $3.4 million as Sales, resulting in Deferred revenue of $6.0 million at December 31, 2018. In the absences of receiving a qualified offer, we expect to earn the right to receive an additional $20.0 million in 2019. We expect to recognize Deferred revenue as Sales in the amounts of $3.2 million in 2019 and $22.7 million thereafter.

Note 13. Segment Results and Concentrations

Our chief operating decision maker monitors Net sales and gross margins of our Beer Related operations and our Brewpubs operations. Beer Related operations include the brewing operations and related domestic and international sales of our beer and brands. Brewpubs operations primarily include our brewpubs, some of which are located adjacent to our Beer Related operations. We do not track operating results beyond the gross margin level or our assets on a segment level.

Net sales, Gross profit and gross margin information by segment was as follows (dollars in thousands):

2018	Beer Related	Brewpubs	Total
Net sales	$182,163	$24,023	$206,186
Gross profit	$66,958	$1,365	$68,323
Gross margin	36.8%	5.7%	33.1%

2017
Net sales	$179,830	$27,626	$207,456
Gross profit	$63,412	$1,846	$65,258
Gross margin	35.3%	6.7%	31.5%

2016
Net sales	$173,657	$28,850	$202,507
Gross profit	$55,667	$3,932	$59,599
Gross margin	32.1%	13.6%	29.4%

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

Sales to wholesalers through the A-B Distributor Agreement represented the following percentage of our Sales:

Year Ended December 31,
2018	2017	2016
77.2%	74.9%	77.8%

Receivables from A-B represented the following percentage of our Accounts receivable balance:

December 31,
2018	2017
79.8%	74.4%

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

2014 Stock Incentive Plan
The 2014 Plan provides for grants of stock options, restricted stock, restricted stock units ("RSUs"), performance awards and stock appreciation rights, as well as other stock-based awards. While incentive stock options may only be granted to employees, awards other than incentive stock options may be granted to employees, non-employee directors and outside consultants. Options granted to our employees are generally subject to a four-year vesting period. Vested options generally remain exercisable for ten years following the date of grant. RSUs generally vest over a period of three years. The exercise price of stock options must be at least equal to the fair market value per share of our common stock on the date of grant. A maximum of 1,000,000 shares of common stock are authorized for issuance under the 2014 Plan. As of December 31, 2018, there were 430,662 shares available for future awards pursuant to the 2014 Plan.

Terms of awards granted pursuant to the 2010 Plan were similar to the terms of awards granted pursuant to the 2014 Plan.

Stock-Based Compensation
Certain information regarding our stock-based compensation was as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Weighted average per share fair value of stock options granted	$—	$—	$4.06
Intrinsic value of stock options exercised	388	265	223
Intrinsic value of fully-vested stock awards granted	992	1,812	944

Stock-based compensation expense was recognized in our Consolidated Statements of Operations as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Selling, general and administrative expense	$1,334	$1,197	$1,005
Cost of sales	150	119	82
Total stock-based compensation expense	$1,484	$1,316	$1,087

We amortize stock-based compensation expense on a straight-line basis over the vesting period of the individual awards, which is the requisite service period, with estimated forfeitures considered.

At December 31, 2018, we had total unrecognized stock-based compensation expense of $1.7 million, which will be recognized over the weighted average remaining vesting period of 1.6 years.

Index

The following weighted average assumptions were utilized in determining fair value pursuant to the Black-Scholes option pricing model:

	Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	—%	—%	1.66%
Dividend yield	—%	—%	—%
Expected life	—	—	6.81 years
Volatility	—%	—%	51.70%

The risk-free rate used is based on the U.S. Treasury yield curve over the estimated term of the options granted. Expected lives were estimated based on historical exercise data. The expected volatility is calculated based on the historical volatility of our common stock.

Stock-Based Awards Plan Activity

Stock Option Activity
Stock option activity for the year ended December 31, 2018 was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2017	359,713	$9.88
Granted	—	—
Exercised	(43,734)	10.29
Canceled	(9,489)	10.18
Outstanding at December 31, 2018	306,490	9.82

Certain information regarding options outstanding as of December 31, 2018 was as follows:

	Options Outstanding	Options Exercisable
Number	306,490	224,714
Weighted average exercise price	$9.82	$9.92
Aggregate intrinsic value	$1,384,000	$992,000
Weighted average remaining contractual term	5.7 years	5.4 years

Restricted Stock Unit Activity
In February 2018, we granted a total of 46,785 RSUs with a grant date fair value of $18.25 per share to selected executive officers and other members of our executive and impact leadership teams. The RSUs vest on March 31, 2021, provided that the participant continues to be employed through that date.

In May 2018, we granted a total of 500 RSUs with a grant date fair value of $18.75 per share to a member of the impact leadership team. The RSUs vest on May 31, 2019, provided that the participant continues to be employed though that date. In May 2018, we granted a total of 1,080 RSUs with a grant date fair value of $18.75 per share to a member of the impact leadership team. The RSUs vest on March 31, 2021, provided that the participant continues to be employed though that date.

In June 2018, we granted a total of 12,806 RSUs with a grant date fair value of $19.60 per share to our full-time, non-executive employees, subject to our achievement of EBITDA at a specified target level for the year ended December 31, 2018. For this grant, 81.6% of the target number of RSUs will vest on May 31, 2019, provided that the participant continues to be employed through that date.

In October 2018, we granted a total of 2,602 RSUs with a grant date fair value of $17.23 per share to new members of our impact leadership team. The RSUs vest on October 10, 2021, provided that the participant continues to be employed through that date.

Index

In February 2017, we granted a total of 59,395 RSUs with a grant date fair value of $15.85 per share to selected executive officers and other members of our executive and impact leadership teams. The RSUs vest on March 31, 2020, provided that the participant continues to be employed through that date.

In June 2017, we granted a total of 14,526 RSUs with a grant date fair value of $17.45 per share to our full-time, non-executive employees, subject to our achievement of EBITDA at a specified target level for the year ended December 31, 2017. For this grant, 84% of the target number of RSUs vested on May 31, 2018, provided that the participant continued to be employed through that date.

In November 2017, we granted 4,393 RSUs with a grant date fair value of $19.35 per share to an executive officer. For this grant, 879 RSUs vested on December 31, 2018. The remaining RSUs vest in installments on each of December 31, 2019 and 2020 per a vesting schedule, provided that the participant continues to be employed through that date.

During 2016, we granted a total of 52,503 RSUs with a weighted average grant date fair value of $7.69 per share to selected officers and other members of our leadership teams. The RSUs will vest on March 31, 2019, provided that the participant continues to be employed through that date.

Performance-Based Stock Awards Activity
We granted performance-based stock awards to selected executives in each of the past eight years. Performance goals for the 2018 awards are tied to target amounts of the compounded-average growth rates of Net Sales and average adjusted EBITDA margin over a three-year performance period. The awards outstanding at December 31, 2018 will vest from zero to 125% of the targeted number of performance shares.

Cumulative activity related to performance-based awards during the year ended December 31, 2018 was as follows (in shares):

	Awards Expected to Vest	Weighted Average Grant Date Fair Value Per Share
Awards expected to vest as of January 1, 2018	183,721	$10.41
Granted (target amount)	41,080	18.25
Canceled due to termination of employee	(52,628)	11.51
Not expected to vest due to failure to meet performance goals	(92,805)	7.69
Awards expected to vest as of December 31, 2018	79,368	16.85

Stock Grants
On the date of our 2018 Annual Meeting of Shareholders, each non-employee director received an annual grant of fully-vested shares of our common stock with a fair value of $47,500, except for the chairman whose grant had a fair value of $70,000. The 2018 grants included 2,534 fully-vested shares of common stock issued to seven of our non-employee directors; the chairman received 3,734 shares, for a total of 21,472 shares.

Note 15. Earnings Per Share

The following table reconciles shares used for basic and diluted earnings per share ("EPS") and provides other information (in thousands):

	Year Ended December 31,
	2018	2017	2016
Weighted average common shares used for basic EPS	19,349	19,284	19,225
Dilutive effect of stock-based awards	208	163	—
Shares used for diluted EPS	19,557	19,447	19,225

Stock-based awards not included in diluted per share calculations as they would be antidilutive	—	25	221

Index

Note 16. Income Taxes

All of our income is generated in the U.S. The components of income tax provision (benefit) were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current federal	$1,222	$(413)	$(378)
Current state	571	331	32
	1,793	(82)	(346)

Deferred federal	(135)	(5,368)	285
Deferred state	(371)	(32)	75
	(506)	(5,400)	360
	$1,287	$(5,482)	$14

Income tax provision (benefit) differs from the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Provision at U.S. statutory rate	$1,140	$1,374	$(104)
State taxes, net of federal benefit	210	189	49
Effect of tax rate change on deferred tax assets and liabilities	—	(6,923)	—
Permanent differences, primarily meals and entertainment	111	180	264
Stock-based compensation	(42)	(11)	(41)
Domestic production activities deduction	—	—	(20)
Tax credits	(132)	(291)	(134)
	$1,287	$(5,482)	$14

Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets
Net operating losses and tax credit carryforwards	$11	$982
Accrued salaries and severance	1,089	1,127
Other	1,403	1,497
	2,503	3,606
Deferred tax liabilities
Property, equipment and leasehold improvements	(10,783)	(12,287)
Intangible assets	(3,977)	(4,054)
Other	(124)	(151)
	(14,884)	(16,492)
	$(12,381)	$(12,886)

As of December 31, 2018, included in our net operating losses and tax credit carryforwards were State NOLs, tax effected of $10,000. We also have an AMT credit carryforward of $170,000 which is refundable over the next four years. As such, the carryforward is recognized as a tax receivable on our Consolidated Balance Sheets as of December 31, 2018.

In assessing the realizability of our deferred tax assets, we consider future taxable income expected to be generated by the projected differences between financial statement depreciation and tax depreciation, cumulative earnings generated to date and other evidence available to us. Based upon this consideration, we assessed that all of our deferred taxes are more likely than not to be realized, and, as such, we have not recorded a valuation allowance as of December 31, 2018 or 2017.

Index

There were no unrecognized tax benefits as of December 31, 2018 or 2017 and we do not anticipate significant changes to our unrecognized tax benefits within the next twelve months.

Note 17. Employee Benefit Plans

We sponsor a defined contribution 401(k) plan for all employees 18 years or older. Employee contributions may be made on a before-tax basis, limited by IRS regulations. For the years ended December 31, 2018, 2017 and 2016, we matched 50% of the employee’s contributions up to 6% of eligible compensation. Eligibility for the matching contribution in all years began after the participant had worked a minimum of three months. Our matching contributions to the plan vest ratably over five years of service by the employee. During 2018, 2017 and 2016, we used approximately $110,000, $69,000 and $198,000, respectively, of previously forfeited matching contributions to fund current matching contributions, which decreased expense for the corresponding periods. We recognized expense associated with matching contributions as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
401(k) expense	$786	$805	$882

Note 18. Commitments and Contingencies

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

Minimum aggregate future lease payments under non-cancelable operating leases as of December 31, 2018 are as follows (in thousands):

2019	$11,208
2020	1,937
2021	1,863
2022	1,793
2023	1,465
Thereafter	25,446
$43,712

Rent expense under all operating leases, including short-term rentals as well as cancelable and noncancelable operating leases, gross, was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Rent expense	$2,908	$2,869	$2,613

Index

We sub-leased corporate office space to an unrelated party pursuant to a 5-year lease that began in February 2011. In December 2014, the lease agreement was amended to extend the lease through 2025, with an option to cancel in 2020 with 180 days’ written notice and a payment of $150,000. In December 2017, we entered into an agreement to sell the property where the sub-leased corporate office space was located to an unrelated party. The sale of the property was finalized in January 2018, so we no longer receive rental payments pursuant to this agreement. We recognized rental income related to the sublease, which was recorded as an offset to rent expense in our Consolidated Statements of Operations, as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Rental income	$—	$406	$369

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

Year Ended December 31,
2018	2017	2016
$164	$136	$120

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

Year Ended December 31,
2018	2017	2016
$611	$574	$554

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

In certain cases, we have executed agreements with selected vendors to source our requirements for specific malt and hop varieties for the years ending December 31, 2019, 2020, 2021, 2022 and 2023; however, either the quantity to be delivered or the full price for the commodity has not been established at the present time. To the extent the commitment is not measurable or has not been fixed, that portion of the commitment has been excluded from the table below.

We have entered into multi-year sponsorship and promotional commitments with certain professional sports teams and entertainment companies. Generally, in exchange for our sponsorship consideration, we post signage and provide other promotional materials at the site or the event. The terms of these sponsorship commitments expire at various dates through December 31, 2023.

Index

Aggregate future payments under purchase and sponsorship commitments as of December 31, 2018 are as follows (in thousands):

	Purchase Obligations	Sponsorship Obligations	Total
2019	$7,278	$1,830	$9,108
2020	7,864	1,233	9,097
2021	6,777	512	7,289
2022	5,875	518	6,393
2023	—	75	75
Thereafter	—	—	—
	$27,794	$4,168	$31,962

Legal
On February 28, 2017 and March 6, 2017, respectively, two lawsuits, Sara Cilloni and Simone Zimmer v. Craft Brew Alliance, Inc., and Theodore Broomfield v. Kona Brewing Co. LLC, Kona Brew Enterprises, LLP, Kona Brewery LLC, and Craft Brew Alliance, Inc., were filed in the United States District Court for the Northern Division of California. On April 7, 2017, the two lawsuits were consolidated into a single complaint under the Broomfield case, alleging that the defendants misled customers regarding the state in which Kona Brewing Company beers are manufactured. On April 28, 2017, we filed a motion to dismiss the complaint, which was granted in part and denied in part on September 1, 2017. On September 25, 2018, the Court granted the plaintiffs’ Motion for Class Certification, certifying a class consisting of all persons who purchased six-pack and twelve-pack bottles of Kona Brewing Company beers in California within the relevant statute of limitations period. We have not recorded any liabilities with respect to the claims. We filed a petition for review of the Court's grant of class certification, which was denied on February 1, 2019, with one judge on the three-judge panel dissenting. Our petition filed February 15, 2019, for rehearing en banc by the Ninth Circuit is pending.

Note 19. Related Party Transactions

For additional related party transactions, see Notes 5 and 18.

As of December 31, 2018 and 2017, A-B owned approximately 31.3% and 31.4%, respectively, of our outstanding common stock.

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

Transactions with A-B, Ambev and ABWI consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Gross sales to A-B and Ambev	$166,534	$163,368	$168,929
International distribution fee earned from ABWI	3,400	3,400	1,216
International distribution fee from ABWI, recorded as deferred revenue	5,985	3,384	1,784
Margin fee paid to A-B, classified as a reduction of Sales	2,296	2,277	2,420
Inventory management and other fees paid to A-B, classified in Cost of sales	383	384	377
Media reimbursement from A-B, classified as a reduction of Selling, general and administrative expenses	500	290	750

Index

Amounts due to or from A-B and ABWI were as follows (in thousands):

	December 31,
	2018	2017
Amounts due from A-B related to beer sales pursuant to the A-B distributor agreement	$17,946	$15,663
Amounts due from ABWI and A-B related to international distribution fee and media reimbursement	6,000	5,000
Refundable deposits due to A-B	(2,840)	(1,619)
Amounts due to A-B for services rendered	(5,140)	(4,836)
Net amount due from A-B and ABWI	$15,966	$14,208

Agreements with Anheuser-Busch, LLC

Contract Brewing Agreements
On August 23, 2016, we entered into a Contract Brewing Agreement (the “Brewing Agreement”) with A-B Commercial Strategies, LLC (“ABCS”), an affiliate of A-B, pursuant to which ABCS will brew, bottle and package up to 300,000 barrels of our mutually agreed products annually, in facilities owned by ABCS within the United States, for an initial term through December 31, 2026. Under the terms of the Brewing Agreement, we share equally in any cost savings arising from the Brewing Agreement, provided that our cost savings will equal at least $10.00 per barrel on an aggregate basis, following certain adjustments, as set forth in the Brewing Agreement.

The Brewing Agreement provides specified termination rights, including, among other things, the right of either party to terminate the Brewing Agreement if (i) the other party fails to perform any material obligation under the Brewing Agreement, subject to certain cure rights, (ii) the International Distribution Agreement (as defined below) is terminated pursuant to certain specified provisions thereof or (iii) subject to certain conditions, if the A-B Distributor Agreement (as defined below) is terminated pursuant to certain specified provisions thereof.

In addition, ABCS has the right to terminate the Brewing Agreement, upon 90 days’ prior written notice to us, following (i) a "change of control event" (as defined below) that occurs or for which a definitive agreement is entered into prior to August 23, 2019, and is subsequently completed, or (ii) the earliest of (x) our rejection of a “qualifying offer” (as defined below), (y) the completion of a transaction implementing a qualifying offer, and (z) our failure to enter into a definitive transaction agreement within 120 days following receipt of a qualifying offer, with certain exceptions.

On January 30, 2018, we also entered into a Contract Brewing Agreement with Anheuser-Busch Companies, LLC (“ABC”), another A-B affiliate, pursuant to which we agreed to brew, package, and palletize certain malt beverage products of A-B's craft breweries at our Portland, Oregon, and Portsmouth, New Hampshire breweries, as selected by ABC. Under the terms of this agreement, ABC pays us a per barrel fee that varies based on the annual volume of the specified product brewed by us, plus (a) our actual incremental costs of brewing the product, and (b) certain capital costs and costs of graphics and labeling that we incur in connection with the brewed products. The agreement, as extended, will expire on December 31, 2019, unless further extended by mutual agreement. The agreement also contains specified termination rights, including, among other things, the right of either party to terminate it if (i) the other party fails to perform any material obligation under the agreement or any other agreement between the parties, subject to certain cure rights, or (ii) the A-B Distributor Agreement is terminated.

Under the terms of each of the Brewing Agreement, the International Distribution Agreement, the A-B Distributor Agreement and the Exchange Agreement (as defined below) (collectively, the “Commercial Arrangements”), a “qualifying offer” is defined to include any offer made by ABCS or one of its affiliate, for the acquisition of all of our outstanding common stock not owned by ABCS or its affiliates, on customary terms and conditions, with certain exceptions, for a specified aggregate value (subject to adjustment for changes in capitalization). From and after August 24, 2018 the specified value for a qualifying offer must be at least $24.50 per share. A “change of control event” includes, with certain exceptions, (i) the acquisition by a person or group of beneficial ownership on a fully diluted basis of 50% or more of our equity securities (or the equity securities of the surviving entity in any merger, consolidation, share exchange or other business combination involving us), (ii) a change in the composition of our board of directors during any consecutive 12-month period such that the incumbent directors cease to constitute at least a majority of the board of directors, or (iii) the completion of a sale, lease, exchange, or other transfer of (A) the Kona brand or (B) 50% or more of our assets based on fair market value.

Index

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

Under the terms of the International Distribution Agreement, with respect to our exported products produced by us, ABWI will pay us our costs of production plus reasonable out-of-pocket expenses relating to export shipment costs. Additionally, ABWI will pay us an international royalty fee based on volume of our products sold by ABWI, equal to either $40 per barrel or $30 per barrel, depending on certain factors described in the International Distribution Agreement, which royalty fee will be subject to escalation annually, beginning in calendar year 2018, on the terms described in the International Distribution Agreement. For calendar years 2016, 2017 and 2018, ABWI has paid us one-time fees of $3.0 million, $5.0 million and $6.0 million in January of 2017, 2018 and 2019, respectively. These amounts are subject to proration if the International Distribution Agreement is terminated early in any given year. The sum of the fees is recognized in Beer Related Net sales on a straight-line basis over the 10-year contract term, while the fees are collected in the first quarter of the year following the applicable calendar year.

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

Amendment to A-B Distributor Agreement
On August 23, 2016, we entered into Amendment No. 3 (“Amendment No. 3”) to the Amended and Restated Master Distributor Agreement with A-B, dated as of May 1, 2011, as amended, between us and A-B (the “A-B Distributor Agreement”). Pursuant to Amendment No. 3, A-B and we agreed to extend the Master Distributor Agreement through December 31, 2028 (the “Term”), and to maintain the existing margin fee structure of $0.25 per case-equivalent in the Master Distributor Agreement through the Term. Without Amendment No. 3, beginning on January 1, 2019, a margin fee of $0.75 per case equivalent would have been payable by us under the Master Distributor Agreement. Amendment No. 3 also provides that, beginning on January 1, 2019, we will reinvest an aggregate amount equal to $0.25 per case equivalent in sales and marketing efforts for our products, subject to specified terms and conditions set forth in Amendment No. 3.

Pursuant to Amendment No. 3, A-B will have the ability to deliver a revocation notice and reinstitute the terms of the Master Distributor Agreement as they existed prior to Amendment No. 3 following (i) a “change of control event” (as defined above) that occurs prior to the third anniversary of Amendment No. 3 or for which a definitive agreement is entered into prior to the third anniversary of Amendment No. 3 and is subsequently consummated or (ii) the earliest to occur of (a) our rejection of a "qualifying offer" (as defined above), (b) the completion of a transaction implementing a qualifying offer, and (c) 120 days following the receipt of a qualifying offer by us, if A-B (or an affiliate thereof) and we are unable to enter into a definitive agreement with respect thereto, notwithstanding A-B’s (or its affiliate’s) and our good faith and reasonable efforts to negotiate such a definitive agreement, subject to certain additional conditions.

Index

Contract pricing may not be commensurate with amounts that an independent market participant would pay due to the related party nature of the agreements.

Exchange Agreement
We have also entered into an Amended and Restated Exchange and Recapitalization Agreement (the “Exchange Agreement”) with A-B, pursuant to which we have granted A-B certain contractual rights. The Exchange Agreement originally was entered into in 2004 as part of a recapitalization in which we redeemed preferred shares held by A-B in exchange for cash and the shares of our common stock currently held by A-B. A-B owned 6,069,047, or approximately 31.3%, of our outstanding shares of common stock at December 31, 2018.

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

On August 23, 2016, we entered into an amendment to the Exchange Agreement with A-B providing it with rights, following a “change of control event” or a “qualifying offer,” similar to those described above under “Amendment to A-B Distributor Agreement.”

Transactions with Wynwood
As of December 31, 2018, Wynwood was a wholly owned subsidiary and, as of December 31, 2017, we owned a 24.5% interest in Wynwood. See Note 5 for additional information.

Transactions with Wynwood consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Master distributor fee earned	$27	$18	$—
Royalty fee paid	—	94	—
Brewery representative reimbursement, classified as a reduction of Selling, general and administrative expenses	—	90	—
Share of loss, classified as a component of Other income (expense), net	44	75	—
Refund of investment, classified as a reduction in the carrying value of the equity method investment	23	—	—

Amounts receivable from or due to Wynwood were as follows (in thousands):

	December 31,
	2018	2017
Amounts receivable related to raw materials and alternating proprietorship fees(1)	$—	$148
Amounts receivable related to Brewery representative reimbursements	—	32
Amounts due related to purchases of beer pursuant to the distributor agreement	—	(116)
Amounts due related to Royalty fees	—	(4)
Net amount receivable	$—	$60

Index

Note 20. Brewing Arrangement and Termination Thereof with Pabst Northwest Brewing Company

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

We deferred recognition of the termination payment in our results of operations until the fourth quarter of 2017 due to the potential obligation to pay Pabst up to $2.7 million ,if the Woodinville brewery was sold to a specified party, which did not occur. Of the $2.7 million, $1.7 million was recorded in Sales and $1.0 million was recorded in Selling, general and administrative expenses.

Ceasing Production at our Woodinville, Washington Brewery
We ceased production at our Woodinville, Washington brewery as of July 1, 2017. As a result, we incurred $250,000 in incremental employee and severance related costs and $150,000 to safely and properly prepare the brewing equipment to become idle during the second and third quarters of 2017, respectively. We incurred approximately $100,000 in additional costs during the fourth quarter of 2017 to further prepare the brewing equipment to be idle, which were expensed as incurred. These expenses are recorded in our Consolidated Statements of Operations for the applicable periods.

See Note 21 for a discussion of the classification of the assets related to our Woodinville brewery as assets held for sale.

Note 21. Assets Held for Sale and Sale of Woodinville, Washington Brewery

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

Report of Management on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of our published financial statements. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

As of the end of 2018, our management assessed the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework, issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. In October 2018, we completed the acquisition of the remaining 75.5% of outstanding equity in Wynwood Brewing Company, LLC ("Wynwood"), such that Wynwood was a wholly owned subsidiary of the Company at December 31, 2018. Also, in November 2018, we acquired substantially all the assets of Appalachian Mountain Brewery ("AMB"). Management excluded the AMB assets and Wynwood from our 2018 assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018. Together, the acquisitions represented approximately 7.9% of our total assets as of December 31, 2018, and from the respective dates of acquisition, the combined revenues related to the acquisitions totaled approximately 0.5% of our total revenues for the year ended December 31, 2018. These business operations will be included in our assessments of internal control over financial reporting beginning no later than one year following the respective date of acquisition. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Changes in Internal Control Over Financial Reporting
During the fourth quarter of 2018, other than as described below, no changes in our internal control over financial reporting were identified in connection with the evaluation required by Exchange Act Rule 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the first quarter of 2018, we implemented ASC 606, Revenue from Contracts with Customers. Although the new revenue standard is not expected to have a material impact on our ongoing net income, we did implement changes to our processes related to revenue recognition and the control activities within them. These included the development of new policies based on the five-step model provided in the new revenue standard, ongoing assessment of any variable consideration, new training, ongoing contract review requirements, and gathering of information provided for disclosures.

Index

During the fourth quarter of 2018, we completed the asset acquisition of Cisco, acquired substantially all the assets of AMB and increased our ownership interest in Wynwood from 24.5% to 100%. We implemented six new internal controls related to the acquisitions, including completely and accurately identifying all related costs, valuation of assets and liabilities acquired including tangible and intangible assets and any required adjustments related to the transactions.

Report of Independent Registered Public Accounting Firm
Moss Adams LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2018, as stated in their report, which is included herein.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Craft Brew Alliance, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Craft Brew Alliance, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of Craft Brew Alliance, Inc. as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated March 6, 2019 expressed an unqualified opinion on those consolidated financial statements.

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

As discussed in Management’s Report on Internal Control Over Financial Reporting, on October 10, 2018, the Company acquired Wynwood Brewing Co. (“Wynwood”) and Cisco Brewers, Inc. (“Cisco”), and on November 29, 2018, the Company acquired Appalachian Mountain Brewery (“AMB”). For the purposes of assessing internal control over financial reporting, management excluded Wynood, Cisco and AMB, whose combined financial statements constitute 0.9% of the Company’s consolidated total assets (excluding $40.38 million of goodwill and intangible assets, which were integrated into the Company’s control environment) and 0.2% of consolidated net revenues, as of and for the year ended December 31, 2018. Accordingly, our audit did not include the internal control over financial reporting of Wynwood, Cisco and AMB.

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
March 6, 2019

Index

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is contained in part in our definitive proxy statement for our 2019 Annual Meeting of Shareholders to be held on May 14, 2019 (the “2019 Proxy Statement”) under the captions “Board of Directors – Nominees for Director,” “Board of Directors – Committees of the Board – Audit Committee,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and the information contained therein is incorporated herein by reference.

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

Item 11. Executive Compensation

Information required by this Item is contained in our 2019 Proxy Statement under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation,” “Employment Agreements and Potential Payments Upon Termination or Change-in-Control,” “Director Compensation” and “Board of Directors – Committees of the Board – Compensation Committee” and the information contained therein is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans
The following is a summary as of December 31, 2018 of all of our plans that provide for the issuance of equity securities as compensation. See Note 14 of Notes to Consolidated Financial Statements in Part II, Item 8 of this report for additional information.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	535,023	(1)	$9.82	430,662
Equity compensation plans not approved by shareholders	—		—	—
Total	535,023		$9.82	430,662

(1)
Includes a total of 79,368 performance shares that may vest between April 1, 2019 and March 31, 2021, based on the expected levels of achievement of financial targets over two separate performance periods, and 149,165 RSUs. These shares are excluded from the calculation of weighted average price in column (b) because they have no exercise price.

The remaining information required by this Item is contained in our 2019 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and the information contained therein is incorporated herein by reference.

Index

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is contained in our 2019 Proxy Statement under the captions “Transactions with Related Persons” and “Board of Directors – Director Independence” and the information contained therein is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item is contained in our 2019 Proxy Statement under the caption “Proposal No. 2 — Ratification of Appointment of Independent Registered Public Accounting Firm” and the information contained therein is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements and Schedules

There are no schedules required to be filed herewith.

Exhibits
The following exhibits are filed herewith or incorporated by reference and this list is intended to constitute the exhibit index.

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

3.2	Amended and Restated Bylaws of the Registrant, dated December 1, 2010 (incorporated by reference from Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010)
10.1*	2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-K for the year ended December 31, 2017)
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

10.8*	Form of Restricted Stock Unit Award Agreement for the 2014 Stock Incentive Plan (incorporated by reference from Exhibit 10.7 to the Registrant’s Form 10-K for the year ended December 31, 2016)
10.9*+	Employment Agreement between the Registrant and Andrew J. Thomas, dated December 27, 2018
10.10*+	Employee Noncompetition and Nonsolicitation Agreement between the Registrant and Andrew J. Thomas, dated January 1, 2019
10.11*+	Employment Agreement between the Registrant and J. Scott Mennen, dated December 27, 2018
10.12*+	Employee Noncompetition and Nonsolicitation Agreement between the Registrant and J. Scott Mennen, dated January 1, 2019
10.13*	Employment Agreement between the Registrant and Kenneth C. Kunze, dated July 1, 2016 (incorporated by reference from Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended June 30, 2016)
10.14*+	Employment Agreement between the Registrant and Derek Hahm, dated June 28, 2016
10.15*	Summary of Compensation Arrangements for Non-Employee Directors as of January 1, 2018 (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2018)
10.16*+	Amended and Restated Annual Cash Incentive Plan
10.17
Sublease between Pease Development Authority as Sublessor and the Registrant as Sublessee, dated May 30, 1995 (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017)

10.18
Amended and Restated Credit Agreement, dated November 30, 2015, among the Registrant, its subsidiaries, and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 3, 2015)

10.19+	First Amendment dated October 10, 2018 to Amended and Restated Credit Agreement among the Registrant, its subsidiaries, and Bank of America, N.A.

Index

Exhibit Number	Description
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

10.24
Amended and Restated Master Distributor Agreement dated as of May 1, 2011 between the Registrant and A-B (the “A-B Master Distributor Agreement”) (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 4, 2011)

10.25	Amendment to A-B Master Distributor Agreement dated May 11, 2012 (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)
10.26	Amendment to A-B Master Distributor Agreement dated November 20, 2013 (incorporated by reference from Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013)
10.27	Amendment No. 3 to the A-B Master Distributor Agreement, dated August 23, 2016 (incorporated by reference from Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on August 24, 2016)
10.28†
Contract Brewing Agreement, dated August 23, 2016, by and between the Registrant and A-B Commercial Strategies, LLC (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 24, 2016)

10.29+	Contract Brewing Agreement between Anheuser-Busch Companies, LLC and Craft Brew Alliance, Inc. dated January 30, 2018, as amended February 20, 2019
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

Index

Exhibit Number	Description
21.1+	Subsidiaries of the Registrant (incorporated by reference from Exhibit 21.1 to the Registrant’s Form 10-K for the year ended December 31, 2010 filed on April 1, 2011)
23.1+	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm
24.1+	Power of Attorney – Directors of Craft Brew Alliance, Inc.
31.1+	Certification of Chief Executive Officer of Craft Brew Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
31.2+	Certification of Principal Accounting Officer of Craft Brew Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
32.1+	Certification of Form 10-K for the year ended December 31, 2018 pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
99.1+	Press Release dated March 6, 2019
99.2+	Description of Common Stock
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes a management contract or a compensatory plan or arrangement.

**
The Company has omitted schedules and similar attachments pursuant to Item 601(b)(2) of Regulation S-K and will furnish a copy of any omitted schedule or similar attachment to the United States Securities and Exchange Commission upon request.

+	Document filed with this Form 10-K

†
Confidential treatment has been requested with respect to portions of this exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

Item 16. Form 10-K Summary

None.

Index

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Portland, Oregon, on March 6, 2019.

Craft Brew Alliance, Inc.

By:	/s/ Edwin A. Smith
Edwin A. Smith
Corporate Controller and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 6, 2019.

Signature	Title

/s/ Andrew J. Thomas	Chief Executive Officer
Andrew J. Thomas	(Principal Executive Officer)

/s/ Edwin A. Smith	Corporate Controller and Principal Accounting Officer
Edwin A. Smith	(Principal Accounting Officer and Acting Principal Financial Officer)

*	Chairman of the Board and Director
David R. Lord

*	Director
Timothy P. Boyle

*	Director
Marc J. Cramer

*	Director
Paul D. Davis

*	Director
Matthew E. Gilbertson

*	Director
Kevin R. Kelly

*	Director
Nickolas A. Mills

*	Director
Jacqueline S. Woodward

*By:	/s/ Andrew J. Thomas
Andrew J. Thomas,
as attorney in fact