Form 10-Q
period 2019-03-31
CRAFT BREW ALLIANCE, INC.
filed 2019-05-08
CIK 892222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Securities Registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.005 par value	BREW	The NASDAQ Stock Market LLC

The number of shares of the registrant’s common stock outstanding as of May 2, 2019 was 19,414,950.

CRAFT BREW ALLIANCE, INC.

Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except par value)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash, cash equivalents and restricted cash	$1,670	$1,200
Accounts receivable, net	27,831	29,998
Inventory, net	19,748	17,216
Other current assets	5,310	3,121
Total current assets	54,559	51,535
Property, equipment and leasehold improvements, net	111,602	113,189
Operating lease right-of-use assets	19,390	—
Goodwill	21,935	21,986
Trademarks	44,245	44,289
Intangible and other assets, net	5,999	5,048
Total assets	$257,730	$236,047
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$23,408	$17,552
Accrued salaries, wages and payroll taxes	6,379	5,635
Refundable deposits	4,093	4,123
Deferred revenue	5,176	6,015
Other accrued expenses	8,534	3,618
Current portion of long-term debt and finance lease obligations	829	919
Total current liabilities	48,419	37,862
Long-term debt and finance lease obligations, net of current portion	48,996	46,573
Fair value of derivative financial instruments	178	116
Deferred income tax liability, net	10,025	12,381
Long-term operating lease liabilities	19,607	—
Other liabilities	1,220	2,680
Total liabilities	128,445	99,612
Commitments and contingencies (Note 15)
Common shareholders' equity:
Common stock, $0.005 par value. Authorized 50,000,000 shares; issued and outstanding 19,411,870 and 19,382,641	97	97
Additional paid-in capital	144,274	144,013
Accumulated other comprehensive loss	(133)	(86)
Accumulated deficit	(14,953)	(7,589)
Total common shareholders' equity	129,285	136,435
Total liabilities and common shareholders' equity	$257,730	$236,047
 The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Sales	$49,768	$50,085
Less excise taxes	2,776	2,598
Net sales	46,992	47,487
Cost of sales	30,809	32,416
Gross profit	16,183	15,071
Selling, general and administrative expenses	25,565	14,748
Operating income (loss)	(9,382)	323
Interest expense	(308)	(134)
Other income, net	—	34
Income (loss) before income taxes	(9,690)	223
Income tax provision (benefit)	(2,326)	62
Net income (loss)	$(7,364)	$161
Basic and diluted net income (loss) per share	$(0.38)	$0.01
Shares used in basic per share calculations	19,412	19,310
Shares used in diluted per share calculations	19,412	19,488

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$(7,364)	$161
Unrealized gain (loss) on derivative hedge transactions, net of tax	(47)	83
Comprehensive income (loss)	$(7,411)	$244

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss		Total Common Shareholders' Equity
	Shares	Par Value			Accumulated Deficit
Balance at December 31, 2017	19,310	$96	$142,196	$(164)	$(11,337)	$130,791
Adoption of accounting standard ASC 606	—	—	—	—	(394)	(394)
Stock-based compensation	—	—	485	—	—	485
Unrealized gain on derivative financial instruments, net of tax of $29	—	—	—	83	—	83
Net income	—	—	—	—	161	161
Balance at March 31, 2018	19,310	$96	$142,681	$(81)	$(11,570)	$131,126

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss		Total Common Shareholders' Equity
	Shares	Par Value			Accumulated Deficit
Balance at December 31, 2018	19,383	$97	$144,013	$(86)	$(7,589)	$136,435
Stock-based compensation, net of shares withheld for tax payments	29	—	418	—	—	418
Unrealized loss on derivative financial instruments, net of tax of $16	—	—	—	(47)	—	(47)
Tax payments related to stock-based awards	—	—	(157)	—	—	(157)
Net income	—	—	—	—	(7,364)	(7,364)
Balance at March 31, 2019	19,412	$97	$144,274	$(133)	$(14,953)	$129,285

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(7,364)	$161
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,726	2,736
(Gain) loss on sale or disposal of Property, equipment and leasehold improvements	8	(516)
Deferred income taxes	(2,341)	(605)
Stock-based compensation	418	485
Lease expense	54	—
Other	66	73
Changes in operating assets and liabilities:
Accounts receivable, net	2,466	(285)
Inventories	(2,531)	(1,791)
Other current assets	(2,406)	1,128
Accounts payable, deferred revenue and other accrued expenses	11,681	3,015
Accrued salaries, wages and payroll taxes	745	(1,185)
Refundable deposits	(70)	(475)
Net cash provided by operating activities	3,452	2,741

Cash flows from investing activities:
Expenditures for Property, equipment and leasehold improvements	(5,173)	(1,104)
Proceeds from sale of Property, equipment and leasehold improvements	16	22,456
Restricted cash from sale of Property, equipment and leasehold improvements	—	515
Net cash provided by (used in) investing activities	(5,157)	21,867

Cash flows from financing activities:
Principal payments on debt and finance lease obligations	(277)	(174)
Net borrowings (repayments) under revolving line of credit	2,609	(22,199)
Tax payments related to stock-based awards	(157)	—
Net cash provided by (used in) financing activities	2,175	(22,373)
Increase in Cash, cash equivalents and restricted cash	470	2,235

Cash, cash equivalents and restricted cash:
Beginning of period	1,200	579
End of period	$1,670	$2,814
Supplemental disclosure of cash flow information:
Cash paid for interest	$335	$178
Cash paid for income taxes, net	—	1
Supplemental disclosure of non-cash information:
Right-of-use assets obtained in exchange for operating lease obligations	$19,726	$—
Right-of-use assets obtained in exchange for finance lease obligations	$2,538	$—
Purchases of Property, equipment and leasehold improvements included in Accounts payable at end of period	1,384	203
The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Annual Report”). These consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements are unaudited but, in the opinion of management, reflect all material adjustments necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods presented. All such adjustments were of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results of operations for the full year.

Reclassifications
Certain reclassifications have been made to the prior year's data to conform to the current year's presentation. None of the changes affect our previously reported consolidated Net sales, Gross profit, Operating income (loss), Net income (loss) or Basic and diluted net income (loss) per share.

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

ASU 2017-12
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." ASU 2017-12 refines and expands hedge accounting for both financial and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. ASU 2017-12 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2018, on a prospective basis. We did not adopt ASU 2017-12 as it was not applicable to our financial position, results of operations or cash flows.

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

The new leases guidance affects all companies and organizations that lease assets, and requires them to record on their balance sheet right-of-use ("ROU") assets and lease liabilities for the rights and obligations created by those leases. Under ASC 842, a lease is an arrangement that conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The new guidance retains a distinction between finance leases and operating leases, while requiring companies to recognize both types of leases on their balance sheet. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the criteria for distinguishing between capital leases and operating leases in legacy U.S. GAAP - ASC 840. Lessor accounting remains substantially the same as ASC 840, but with some targeted improvements to align lessor accounting with the lessee accounting model and with the revised revenue recognition guidance under ASC 606. The new standard and amendments require new qualitative and quantitative disclosures for both lessees and lessors.

On January 1, 2019, we adopted ASC 842 and elected the optional transition method under which we initially applied the standard on that date without adjusting amounts for prior periods, which we continue to present in accordance with ASC 840, including related disclosures. We evaluated the potential cumulative effect of applying the new leases guidance and determined that such an adjustment would be immaterial. In connection with our adoption, we:

•
elected the package of three practical expedients available under the transition provisions which allowed us to: (i) not reassess whether expired or existing contracts were or contained leases, (ii) not reassess the lease classification for expired or existing leases, and (iii) not reassess initial direct costs for existing leases.

•	determined the land easement practical expedient was not applicable.

•	as applicable, used hindsight for specified determinations and assessments in applying the new leases guidance.

•	did not separate lease and associated non-lease components for transitioned leases, but instead are accounting for them together as a single lease component.

•	elected to utilize the recognition exemption for short-term leases of one year or less at inception

Our adoption did not change the classification of lease-related expenses in the Consolidated Statements of Operations, and we do not expect significant changes to our pattern of expense recognition. As a result, we expect our adoption will not materially affect our cash flows.

Index

The adjustments to our Consolidated Balance Sheets upon adoption of ASC 842, effective January 1, 2019 were as follows (in thousands):

	Balance at December 31, 2018	Adjustments due to ASC 842	Balance at January 1, 2019
Assets
Accounts receivable	$29,998	$300	$30,298
Other current assets	3,121	(216)	2,905
Property, equipment and leasehold improvements, net	113,189	(2,538)	110,651
Operating lease right-of-use assets	—	19,726	19,726
Intangible and other assets, net	5,048	1,140	6,188

Liabilities and Shareholders' Equity
Other accrued expenses	3,618	269	3,887
Long-term lease liabilities	—	18,143	18,143

Note 3. Cash, Cash Equivalents and Restricted Cash

We maintain cash balances with financial institutions that may exceed federally insured limits. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2019 and December 31, 2018, we did not have any cash equivalents.

As part of our cash management system, we use a controlled disbursement account to fund cash distribution checks presented for payment by the holder. Checks issued but not yet presented to banks may result in overdraft balances for accounting purposes. As of March 31, 2019, there were no bank overdrafts. As of December 31, 2018, there were $0.6 million of bank overdrafts. Changes in bank overdrafts from period to period are reported in the Consolidated Statements of Cash Flows as a component of operating activities within Accounts payable and Other accrued expenses.

Cash and cash equivalents that are restricted as to withdrawal or use under terms of certain contractual agreements are recorded in Cash, cash equivalents and restricted cash on our Consolidated Balance Sheets. Restricted cash of $0.5 million at March 31, 2019 and December 31, 2018 represents funds held in an escrow account from the sale of our Woodinville brewery related to a lien; we expect that the lien will be resolved in our favor and the restriction will be removed.

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

Inventories consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$7,137	$7,146
Work in process	3,483	3,219
Finished goods	6,676	4,319
Packaging materials	1,186	891
Promotional merchandise	760	1,139
Brewpub food, beverages and supplies	506	502
	$19,748	$17,216

Work in process is beer held in fermentation tanks prior to the filtration and packaging process.

Index

Note 5. Leases

We lease office space, restaurant and production facilities, warehouse and storage space, land and equipment under operating leases that expire at various dates through the year ending December 31, 2064. Certain leases contain renewal options for varying periods and escalation clauses for adjusting rent to reflect changes in price indices or scheduled adjustments. We exercise judgment in determining the reasonably certain lease term based on the provisions of the underlying agreement, the economic value of leasehold improvements and other relevant factors. Certain leases require us to pay for insurance, taxes and maintenance applicable to the leased property. Under the terms of the land lease for our New Hampshire Brewery, we hold a first right of refusal to purchase the property should the lessor decide to sell the property.

We lease equipment under finance leases that expire at various dates through the year ending December 31, 2024. Ownership of the leased equipment transfers to us at the end of each lease term.

Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

If our leases do not provide an implicit rate, we develop an estimated incremental borrowing rate at the commencement date based on the estimated rate at which we would borrow, in the current economic environment, an amount equal to the lease payments over a similar term on a collateralized basis which is used to in determine the present value of lease payments. There were no new operating lease obligations recognized at adoption in comparison to our operating lease obligations disclosed as of December 31, 2018. Our accounting for finance (formerly capital) leases is substantially unchanged.

As described further in Note 2, we adopted ASC 842 as of January 1, 2019. Prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting under ASC 840.

Lease-related liabilities consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Operating lease liabilities:
Current lease liabilities included in Other accrued expenses	$933	$—
Long-term lease liabilities	19,607	—
Total operating lease liabilities	20,540	—
Financing lease liabilities:
Current portion included in Current portion of long-term debt and finance lease obligations	385	477
Long-term portion of lease liabilities in Long-term debt and finance lease obligations, net of current portion	1,028	1,101
Total financing lease liabilities	1,413	1,578
Total lease liabilities	$21,953	$1,578
Weighted-average remaining lease term:
Operating leases	27 years
Finance leases	5 years
Weighted-average discount rate:
Operating leases	4.91%
Finance leases	3.55%

Index

As of March 31, 2019, the maturities of our operating lease liabilities were as follows (in thousands):

Operating Leases
2019	$1,490
2020	1,689
2021	1,713
2022	1,705
2023	1,496
Thereafter	29,181
Total minimum lease payments	37,274
Less: present value adjustment	(16,734)
Operating lease liabilities	$20,540

As of March 31, 2019, the maturities of our finance lease liabilities were as follows (in thousands):

Finance Leases
2019	$348
2020	333
2021	266
2022	199
2023	199
Thereafter	199
Total minimum lease payments	1,544
Less: present value adjustment	(131)
Finance lease liabilities	$1,413

We have additional operating lease liabilities of $3.8 million for lease contracts which have not yet commenced as of March 31, 2019, and, as such, have not been recognized on our Consolidated Balance Sheets. This lease is expected to commence during the third quarter of 2019 for a term of 3 years with an extension at our option for two 5-year periods.

Components of lease cost were as follows (in thousands):

Three Months Ended March 31, 2019
Operating lease cost(1)	$874
Finance lease cost
Amortization of right-of-use asset	42
Interest on lease liabilities	13
Total lease cost	$929

(1) Includes short-term, month-to-month lease and variable lease costs, which were immaterial.

Index

Total future minimum lease payments as of December 31, 2018 consisted of (in thousands):

	Operating Lease Obligations	Capital Lease Obligations
2019	$11,208	$529
2020	1,937	333
2021	1,863	266
2022	1,793	199
2023	1,465	199
Thereafter	25,446	199
	$43,712	1,725
Amount representing interest		(148)
		$1,577

Note 6. Acquisitions

On October 10, 2018, we purchased the intellectual property assets of Cisco and we increased our ownership interest in Wynwood from 24.5% to 100%. The purchase transaction of Cisco was accounted for as an asset acquisition. The increase in our ownership interest in Wynwood was accounted for under the acquisition method of accounting as a step acquisition. As required by this method, we remeasured our preexisting 24.5% equity interest to its acquisition-date fair value.

On November 29, 2018, we acquired substantially all the assets of Appalachian Mountain Brewery ("AMB"). The acquisition of AMB was accounted for under the acquisition method of accounting and all assets acquired and liabilities assumed were recorded at their respective acquisition-date fair values.

Given the close proximity of the closing dates of the acquisitions to the end of our fiscal year and the potential for working capital adjustments that may impact recognized amounts, the allocation of the purchase price to the underlying net assets was preliminary as of December 31, 2018. During the first quarter of 2019, we recorded immaterial adjustments to the allocation of the purchase price for the Cisco asset purchase and the Wynwood acquisition.

The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revisions, which may result in adjustments to the preliminary values recorded as of December 31, 2018. We expect to finalize these amounts no later than December 31, 2019.

Index

Note 7. Related Party Transactions

As of March 31, 2019 and December 31, 2018, Anheuser-Busch, LLC ("A-B") owned approximately 31.3% of our outstanding common stock.

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

The Brewing Agreement, as extended, will expire on December 31, 2019, unless the arrangement is extended at the mutual agreement of the parties. The Brewing Agreement contains specified termination rights, including, among other things, the right of either party to terminate the Brewing Agreement if (i) the other party fails to perform any material obligation under the Brewing Agreement or any other agreement between the parties, subject to certain cure rights, or (ii) the Master Distributor Agreement is terminated.

Transactions with A-B, Ambev, ABWI and ABC consisted of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Gross sales to A-B and Ambev	$39,609	$37,568
International distribution fee earned from ABWI	812	850
International distribution fee from ABWI, recorded in Deferred revenue	—	650
Contract brewing fee earned from ABC	538	463
Margin fee paid to A-B, classified as a reduction of Sales	541	518
Inventory management and other fees paid to A-B, classified in Cost of sales	90	90

Amounts due to or from A-B and ABWI were as follows (in thousands):

	March 31, 2019	December 31, 2018
Amounts due from A-B related to beer sales pursuant to the A-B distributor agreement	$22,275	$17,946
Amounts due from ABWI and A-B related to international distribution fee and media reimbursement	—	6,000
Refundable deposits due to A-B	(3,335)	(2,840)
Amounts due to A-B for services rendered	(7,702)	(5,140)
Net amount due from A-B and ABWI	$11,238	$15,966

Index

Transactions with Wynwood Brewing Co. ("Wynwood")
As of March 31, 2019 and December 31, 2018, Wynwood was a wholly owned subsidiary. During the three month period ended March 31, 2018, we owned a 24.5% interest in Wynwood. The carrying value of our investment was $2.0 million as of March 31, 2018.

Transactions with Wynwood prior to its becoming a wholly owned subsidiary consisted of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Master distributor fee earned	$—	$7
Share of loss, classified as a component of Other income (expense), net	—	23
Refund of investment, classified as a reduction in the carrying value of the equity method investment	—	23

Related Party Operating Leases
We lease our headquarters office space, restaurant and storage facilities located in Portland, land and certain equipment from two limited liability companies, both of whose members include our former Board Chair, who is also a significant shareholder, and his brother, who continues to be employed by us. This lease is included in the ROU asset and lease liabilities recorded on our Consolidated Balance Sheets. Lease payments to these lessors were as follows (in thousands):

Three Months Ended March 31,
2019	2018
$41	$41

We hold lease and sublease obligations for certain office space and the land underlying the brewery and pub location in Kona, Hawaii, with a company whose owners include a shareholder who owns more than 5% of our common stock. The sublease contracts expire on various dates through 2020, with an extension at our option for two five-year periods. This lease is included in the ROU asset and lease liabilities recorded on our Consolidated Balance Sheets. Lease payments to these lessors were as follows (in thousands):

Three Months Ended March 31,
2019	2018
$168	$143

Index

Note 8. Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Term loan, due September 30, 2023	$8,711	$8,823
Line of credit, due September 30, 2023	39,701	37,092
	48,412	45,915
Less current portion, term loan	(444)	(442)
	$47,968	$45,473

Credit Agreement
On October 10, 2018, we executed a First Amendment (the " First Amendment") to our Amended and Restated Credit Agreement with Bank of America, N.A. ("BofA") dated November 30, 2015 (the "Credit Agreement"). The Credit Agreement as amended by the First Amendment provides for a revolving line of credit (“Line of Credit”), including provisions for cash borrowings and up to $2.5 million notional amount of letters of credit, and a $10.8 million term loan (“Term Loan”). The primary changes effected by the First Amendment were to increase the maximum amount available under the Line of Credit from $40.0 million to $45.0 million and to extend the maturity date of the Line of Credit from November 30, 2020 to September 30, 2023, which is also the maturity date of the Term Loan. The maximum amount of the Line of Credit is subject to loan commitment reductions in the amount of $750,000 each quarter beginning March 31, 2020. The Amendment also increased the limit on the total amount of investments that we may make in other craft brewers, other than the acquisition of all or substantially all of the assets or controlling ownership interests, from $5.0 million to $10.0 million. We may draw upon the Line of Credit for working capital and general corporate purposes.

As of March 31, 2019, we had $5.3 million in funds available to be drawn upon from our Line of Credit and $39.7 million borrowings outstanding. At March 31, 2019, $8.7 million was outstanding under the Term Loan.

Under the Credit Agreement as in effect at March 31, 2019, interest accrues at an annual rate based on the London Inter-Bank Offered Rate (“LIBOR”) Daily Floating Rate plus a marginal rate. The marginal rate varies from 0.75% to 1.75% for the Line of Credit and Term Loan based on our funded debt ratio. At March 31, 2019, our marginal rate was 1.75%, resulting in an annual interest rate of 3.24%.

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

The Credit Agreement as in effect at March 31, 2019 required us to satisfy the following financial covenants: (i) a Consolidated Leverage Ratio of up to 3.50 to 1.00 and (ii) a Fixed Charge Coverage Ratio of at least 1.20 to 1.00. Failure to maintain compliance with these covenants is an event of default and would give BofA the right to declare the entire outstanding loan balance immediately due and payable.

At March 31, 2019, we were not in compliance with the Consolidated Leverage Ratio (the "Leverage Ratio") covenant for the Credit Agreement, as we did not to meet the required Consolidated Funded Indebtedness to Consolidated EBITDA ("EBITDA") ratio for the trailing twelve months ended March 31, 2019. We executed a Second Amendment to the Credit Agreement with BofA effective May 7, 2019 ( the “Second Amendment”) that increased the permitted Leverage Ratio to a maximum of 5.50 to 1.00 for the period from January 1, 2019 through June 30, 2019. Beginning July 1, 2019, and in each fiscal quarter thereafter, the maximum Leverage Ratio will be 3.50 to 1.00 as long as A-B has not made a Qualifying Offer as defined in the International Distributor Agreement with an affiliate of A-B. If A-B makes a Qualifying Offer on or before August 23, 2019, beginning July 1, 2019 through March 31, 2020, the maximum Leverage Ratio will be 4.75 to 1.00; and beginning April 1, 2020, and in each fiscal quarter thereafter, the maximum Leverage Ratio will be 3.50 to 1.00. EBITDA as defined in the Second Amendment is similar to Consolidated EBITDA but includes certain adjustments specified in the Second Amendment.

Index

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

We have assessed our vulnerability to certain business and financial risks, including interest rate risk associated with our variable-rate long-term debt. To mitigate this risk, effective January 23, 2014, we entered into an interest rate swap contract with BofA for 75% of the term loan ("Term Loan") balance, to hedge the variability of interest payments associated with our variable-rate borrowings under our Term Loan with BofA. The Term Loan contract and the interest rate swap terminate on September 30, 2023. The Term Loan contract had a total notional value of $6.5 million as of March 31, 2019. Through this swap agreement, we pay interest at a fixed rate of 2.86% and receive interest at a floating-rate of the one-month LIBOR, which was 2.49% at March 31, 2019.

Since the interest rate swap hedges the variability of interest payments on variable rate debt with similar terms, it qualifies for cash flow hedge accounting treatment.

As of March 31, 2019, unrealized net loss of $0.2 million were recorded in Accumulated other comprehensive income (loss) as a result of these hedges. The effective portion of the gain or loss on the derivatives is reclassified into Interest expense in the same period during which we record Interest expense associated with the related debt. There was no hedge ineffectiveness during the first three months of 2019 or 2018.

The fair value of our derivative instruments recorded as a component of Other liabilities on our Consolidated Balance Sheets was as follows (in thousands):

	March 31, 2019	December 31, 2018
Fair value of interest rate swaps - asset (liability)	$(178)	$(116)

The effect of our interest rate swap contracts that were accounted for as a derivative instrument on our Consolidated Statements of Operations was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Three Months Ended March 31,
2019	$(62)	Interest expense	$6
2018	$112	Interest expense	$22
See also Note 10.

Note 10. Fair Value Measurements

Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Index

The following table summarizes liabilities measured at fair value on a recurring basis (in thousands):

Fair Value at March 31, 2019	Level 1	Level 2	Level 3	Total
Interest rate swap	$—	$(178)	$—	$(178)

Fair Value at December 31, 2018
Interest rate swaps	$—	$(116)	$—	$(116)

We did not have any assets measured at fair value on a recurring basis at March 31, 2019 or December 31, 2018.

The fair value of our interest rate swaps was based on quarterly statements from the issuing bank. There were no changes to our valuation techniques during the three months ended March 31, 2019.

We believe the carrying amounts of Cash, cash equivalents and restricted cash, Accounts receivable, Other current assets, Accounts payable, Accrued salaries, wages and payroll taxes, and Other accrued expenses are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

We had fixed-rate debt outstanding as follows (in thousands):

	March 31, 2019	December 31, 2018
Fixed-rate debt on Consolidated Balance Sheets	$1,413	$1,577
Estimated fair value of fixed-rate debt	1,421	1,591

We calculate the estimated fair value of our fixed-rate debt using a discounted cash flow methodology. Using estimated current interest rates based on a similar risk profile and duration (Level 2), the fixed cash flows are discounted and summed to compute the fair value of the debt.

Index

Note 11. Revenue Recognition

The following table disaggregates our Sales by major source (in thousands):

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Beer Related[1]	Brewpubs	Total	Beer Related[1]	Brewpubs	Total
Product sold through distributor agreements[2]	$41,128	$—	$41,128	$39,667	$—	$39,667
Alternating proprietorship and contract brewing fees[3]	847	—	847	2,710	—	2,710
International distribution fees	812	—	812	850	—	850
Brewpubs[4]	—	6,203	6,203	—	6,011	6,011
Other[5]	778	—	778	847	—	847
	$43,565	$6,203	$49,768	$44,074	$6,011	$50,085

(1)
Beer Related sales include sales to A-B subsidiaries including Ambev, ABWI and ABC. Sales to wholesalers through the A-B distributor agreement in the three-month periods ended March 31, 2019 and 2018 represented 81.2% and 76.6% of our Sales, respectively.

(2)	Product sold through distributor agreements included domestic and international sales of owned and non-owned brands pursuant to terms in our distributor agreements.

(3)	Alternating proprietorship fees ceased in the fourth quarter of 2018.

(4)	Brewpub sales include sales of promotional merchandise and sales of beer directly to customers.

(5)	Other sales include sales of beer related merchandise, hops, spent grain and an export manager fee.

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

As of March 31, 2019, we had receivables related to contracts with customers of $27.8 million, net of the allowance for doubtful accounts of $25,000. As of December 31, 2018, we had receivables related to contracts with customers of $30.0 million, net of the allowance for doubtful accounts of $25,000.

As of March 31, 2019 and December 31, 2018, contract liabilities, which consisted of obligations associated with our gift card programs, were $0.2 million and $0.4 million, respectively, were included in Other accrued expenses on the Consolidated Balance Sheets.

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

Index

royalty, which is recognized as revenue in accordance with the sales-based royalty exception. Accordingly, royalty revenue is recognized as the variability associated with the royalty is resolved, which is upon A-B's subsequent sale of our product.

In cases where all conditions to a sale are not met at the time of sale, revenue recognition is deferred until all conditions are met. As of December 31, 2018, Deferred revenue on our Consolidated Balance Sheets included $6.0 million related to the IDA. For the three months ending March 31, 2019, we have recognized $0.8 million as Sales, resulting in Deferred revenue of $5.2 million at March 31, 2019. In the absence of receiving a qualified offer, we expect to earn the right to receive an additional $20.0 million in the remainder of 2019. We expect to recognize an additional $2.4 million of Deferred revenue as Sales in the remainder of 2019, $3.2 million in 2020, and $19.5 million thereafter.

Note 12. Segment Results and Concentrations

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

Net sales, Gross profit and gross margin information by segment was as follows (dollars in thousands):

	Three Months Ended March 31,
2019	Beer Related	Brewpubs	Total
Net sales	$40,789	$6,203	$46,992
Gross profit	$15,508	$675	$16,183
Gross margin	38.0%	10.9%	34.4%

2018
Net sales	$41,476	$6,011	$47,487
Gross profit	$14,710	$361	$15,071
Gross margin	35.5%	6.0%	31.7%

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

Sales to wholesalers through the A-B distributor agreement represented the following percentage of our Sales:

Three Months Ended March 31,
2019	2018
81.2%	76.6%

Receivables from A-B and ABWI represented the following percentage of our Accounts receivable balance:

March 31, 2019	December 31, 2018
80.0%	79.8%

Index

Note 13. Significant Stock-Based Plan Activity and Stock-Based Compensation

Stock-Based Compensation
Stock-based compensation expense was recognized in our Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of sales	$48	$52
Selling, general and administrative expense	370	433
Total stock-based compensation expense	$418	$485

At March 31, 2019, we had total unrecognized stock-based compensation expense of $2.6 million, which will be recognized over the weighted average remaining vesting period of 2.4 years.

Note 14. Earnings Per Share

The reconciliation between the number of shares used for the basic and diluted per share calculations, as well as other related information, is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Weighted average common shares used for basic EPS	19,412	19,310
Dilutive effect of stock-based awards	—	178
Shares used for diluted EPS	19,412	19,488

Stock-based awards not included in diluted per share calculations as they would be antidilutive	42	—

Note 15. Commitments and Contingencies

General
We are subject to various claims and pending or threatened lawsuits in the normal course of business. Although we do not anticipate that the resolution of legal proceedings arising in the normal course of business or the proceeding described below will have a material adverse effect on our financial position, results of operations or cash flows, we cannot predict this with certainty.

Legal
On February 28, 2017 and March 6, 2017, respectively, two lawsuits, Sara Cilloni and Simone Zimmer v. Craft Brew Alliance, Inc., and Theodore Broomfield v. Kona Brewing Co. LLC, Kona Brew Enterprises, LLP, Kona Brewery LLC, and Craft Brew Alliance, Inc., were filed in the United States District Court for the Northern Division of California. On April 7, 2017, the two lawsuits were consolidated into a single complaint under the Broomfield case. The lawsuit alleges that the defendants misled customers regarding the state in which Kona Brewing Company beers are manufactured. On April 28, 2017, we filed a motion to dismiss the complaint, which was granted in part and denied in part on September 1, 2017. On September 26, 2018, the court granted Plaintiffs’ motion for class certification, forming a class of persons within the state of California who purchased certain Kona Brewing Company products within the relevant statute of limitations period. Our motion for reconsideration was denied on October 16, 2018. On April 25, 2019, we announced an agreement in principle to settle the litigation. The parties will file a Motion for Preliminary Approval by May 23, 2019, with a hearing on the Motion set for June 13, 2019. We recorded charge of $4.7 million on a pre-tax basis for the quarter ended March 31, 2019, based on our current estimate of the probable costs of settling the litigation. It is reasonably possible that the total cost of settling the litigation will exceed current estimates, especially if the number of class members who submit claims materially exceeds expectations.

Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q includes forward-looking statements. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “may,” “plan” and similar expressions or their negatives identify forward-looking statements, which generally are not historical in nature. These statements are based upon assumptions and projections that we believe are reasonable, but are by their nature inherently uncertain. Many possible events or factors could affect our future financial results and performance, and could cause actual results or performance to differ materially from those expressed, including those risks and uncertainties described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Annual Report”), and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”). Caution should be taken not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein, as well as the audited Consolidated Financial Statements and Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2018 Annual Report. The discussion and analysis includes period-to-period comparisons of our financial results. Although period-to-period comparisons may be helpful in understanding our financial results, we believe that they should not be relied upon as an accurate indicator of future performance.

Index

Overview

Craft Brew Alliance, Inc. ("CBA") is the eighth largest craft brewing company in the U.S. and a leader in brewing, branding, and bringing to market world-class American craft beers.

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

As consumers increasingly seek more variety and more local offerings, Craft Brew Alliance has expanded its portfolio and home markets with strong regional craft beer brands in targeted markets. In 2015 and 2016, we formed strategic partnerships with Appalachian Mountain Brewery, based in Boone, North Carolina; Cisco Brewers, based in Nantucket, Massachusetts; and Wynwood Brewing Co., based in the heart of Miami’s vibrant multicultural arts district. Building on the success of these partnerships, we acquired all three brands in the fourth quarter of 2018, fundamentally transforming our footprint and paving the way to increase our investments in their growth and drive shareholder value. In 2019, CBA launched The pH Experiment as a separate business unit focused on anticipating drinkers’ needs and quickly rolling out new offerings to quench their thirst.

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

Index

Following is a summary of our financial results:

Three Months Ended March 31,	Net sales	Net income (loss)	Number of barrels sold
2019	$47.0 million	$(7.4) million	169,500
2018	$47.5 million	$0.2 million	167,000

Results of Operations

The following table sets forth, for the periods indicated, certain information from our Consolidated Statements of Operations expressed as a percentage of Net sales(1):

	Three Months Ended March 31,
	2019	2018
Sales	105.9%	105.5%
Less excise taxes	(5.9)	(5.5)
Net sales	100.0	100.0
Cost of sales	65.6	68.3
Gross profit	34.4	31.7
Selling, general and administrative expenses	54.4	31.1
Operating income (loss)	(20.0)	0.7
Interest expense	(0.7)	(0.3)
Other income, net	—	0.1
Income (loss) before income taxes	(20.6)	0.5
Income tax provision (benefit)	(4.9)	0.1
Net income (loss)	(15.7)%	0.3%

(1)	Percentages may not add due to rounding.

Segment Information
Net sales, Gross profit and Gross margin information by segment was as follows (dollars in thousands):

	Three Months Ended March 31,
2019	Beer Related	Brewpubs	Total
Net sales	$40,789	$6,203	$46,992
Gross profit	$15,508	$675	$16,183
Gross margin	38.0%	10.9%	34.4%

2018
Net sales	$41,476	$6,011	$47,487
Gross profit	$14,710	$361	$15,071
Gross margin	35.5%	6.0%	31.7%

Index

Sales by Category
Sales by category were as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar
Sales by Category	2019	2018	Change	% Change
A-B and A-B related(1)	$40,418	$38,363	$2,055	5.4%
Contract brewing and beer related(2)	3,147	5,711	(2,564)	(44.9)%
Excise taxes	(2,776)	(2,598)	(178)	6.9%
Net beer related sales	40,789	41,476	(687)	(1.7)%
Brewpubs(3)	6,203	6,011	192	3.2%
Net sales	$46,992	$47,487	$(495)	(1.0)%

(1)
A-B and A-B related includes domestic and international sales of our owned brands sold through A-B and Ambev, as well as non-owned brands sold pursuant to master distribution agreements, fees earned pursuant to the Brewing Agreement with ABC and the international distribution fees earned from ABWI.

(2)	Beer related includes international sales of our beers, and brands, not sold through A-B or Ambev, as well as fees earned through alternating proprietorship agreements.

(3)	Brewpubs sales include sales of promotional merchandise and sales of beer directly to customers.

Shipments by Category
Shipments by category were as follows (in barrels):

Three Months Ended March 31,	2019 Shipments	2018 Shipments	Increase (Decrease)	% Change	Change in Depletions(1)
A-B and A-B related(2)	154,600	146,500	8,100	5.5%	(5)%
Contract brewing and beer related(3)	13,100	18,700	(5,600)	(29.9)%
Brewpubs	1,800	1,800	—	—%
Total	169,500	167,000	2,500	1.5%

(1)	Change in depletions reflects the year-over-year change in barrel volume sales of beer by wholesalers to retailers.

(2)
A-B and A-B related includes domestic and international shipments of our owned brands distributed through A-B and Ambev, as well as non-owned brands distributed pursuant to master distribution agreements and shipments pursuant to the Brewing Agreement with ABC.

(3)	Beer related includes international shipments of our beers, and brands, not distributed through A-B or Ambev.

The increase in sales to A-B and A-B related in the three-month period ended March 31, 2019 compared to the same period of 2018 was primarily due to increases in average unit pricing and shipment volume and favorable shifts in package type and geographic mix, partially offset by promotional programming. International distribution fees earned were $0.8 million in the three-month period ended March 31, 2019 and $0.9 million in the same period of 2018.

The decrease in Contract brewing and beer related sales in the three-month period ended March 31, 2019 compared to the same period of 2018 was primarily due to no longer receiving alternating proprietorship fees as a result of the acquisitions of Appalachian Mountain Brewing, Cisco Brewers and Wynwood Brewing, as well as decreases in contract brewing and international shipment volumes, partially offset by the sales of our newly acquired brands not distributed through the A-B distribution network.

Brewpubs sales increased in the three-month period ended March 31, 2019 compared to the same period of 2018, primarily as a result of our newly acquired AMB and Wynwood brewpub operations, partially offset by decreased sales at our Portsmouth brewpub and the closure of the Portland taproom, which occurred at the end of January 2019.

Index

Shipments by Brand
The following table sets forth a comparison of shipments by brand (in barrels):

Three Months Ended March 31,	2019 Shipments	2018 Shipments	Increase (Decrease)	% Change	Change in Depletions
Kona	108,800	99,000	9,800	9.9%	1%
Widmer Brothers	21,600	23,300	(1,700)	(7.3)%	(17)%
Redhook	14,800	18,600	(3,800)	(20.4)%	(23)%
Omission	9,100	10,300	(1,200)	(11.7)%	(10)%
All other(1)	10,100	9,400	700	7.4%	7%
Total(2)	164,400	160,600	3,800	2.4%	(5)%

(1)
All other includes the shipments and depletions from our Square Mile brand family, as well as the previously non-owned AMB, Cisco Brewers, and Wynwood brand families, shipped by us pursuant to distribution agreements.

(2)	Total shipments by brand include international shipments and exclude shipments produced under our contract brewing arrangements.

The increase in our Kona brand shipments in the three-month period ended March 31, 2019 compared to the same period of 2018 was primarily led by continued demand for Big Wave Golden Ale.

The decrease in our Widmer Brothers brand shipments in the three-month period ended March 31, 2019 compared to the same period of 2018 was primarily due to a decrease in Hefeweizen brand shipments.

Redhook brand shipments decreased in the three-month period ended March 31, 2019 compared to the same period of 2018, primarily due to a decrease in Longhammer IPA and ESB brand shipments.

Omission brand shipments decreased in the three-month period ended March 31, 2019 compared to the same period of 2018, primarily due to a decrease in the shipments of Pale Ale and Lager brands.

The increases in All other shipments in the three-month period ended March 31, 2019 compared to the same period of 2018 was primarily due to an increase in our newly acquired AMB and Wynwood brands, partially offset by a decrease in the shipments of Cisco Brewers and Square Mile brands.

Shipments by Package
The following table sets forth a comparison of our shipments by package, excluding shipments produced under our contract brewing arrangements (in barrels):

	Three Months Ended March 31,
	2019		2018
	Shipments	% of Total	Shipments	% of Total
Draft	37,500	22.8%	39,200	24.4%
Packaged	126,900	77.2%	121,400	75.6%
Total	164,400	100.0%	160,600	100.0%

The shift in package mix from draft to packaged in the three-month period ended March 31, 2019 compared to the same period of 2018 was primarily due to the continued competition for on-premise draft sales as well as the continued success of our Kona brand family, which is more heavily weighted to packaged sales.

Index

Cost of Sales
Cost of sales includes purchased raw and component materials, direct labor, overhead and shipping costs.

Information regarding Cost of sales was as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar
	2019	2018	Change	% Change
Beer Related	$25,281	$26,766	$(1,485)	(5.5)%
Brewpubs	5,528	5,650	(122)	(2.2)%
Total	$30,809	$32,416	$(1,607)	(5.0)%

The decrease in Beer Related Cost of sales in the three-month period ended March 31, 2019 compared to the same period of 2018 was primarily due to a decrease in Beer Related Cost of sales on a per barrel basis. The decrease in our Beer Related Cost of sales on a per barrel basis was primarily due to cost savings related to no longer having alternating proprietorship material costs as a result of the acquisitions of the AMB, Cisco and Wynwood brands, as well as the lower cost of having a portion of our beer produced by A-B in its Fort Collins, Colorado brewery. These decreases were partially offset by increases in brewery costs due to higher fixed overhead related to our newly acquired breweries in Boone, North Carolina and Miami, Florida.

The decrease in Brewpubs Cost of sales in the three-month period ended March 31, 2019 compared to the same period of 2018 was primarily due to the closure of the Portland taproom, partially offset by costs related to our newly acquired AMB and Wynwood brewpub operations.

Capacity Utilization
Capacity utilization is calculated by dividing total shipments by approximate working capacity and was as follows:

	Three Months Ended March 31,
	2019	2018
Capacity Utilization	47%	52%

Our capacity utilization declined in the three-month period ended March 31, 2019 compared to the same period of 2018 due to a larger percentage our our beer being brewed by ABCS as part of our contract brewing relationship and evolving brewery footprint.

Gross Profit
Information regarding Gross profit was as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar
	2019	2018	Change	% Change
Beer Related	$15,508	$14,710	$798	5.4%
Brewpubs	675	361	314	87.0%
Total	$16,183	$15,071	$1,112	7.4%

Gross profit as a percentage of Net sales, or gross margin, was as follows:

	Three Months Ended March 31,
	2019	2018
Beer Related	38.0%	35.5%
Brewpubs	10.9%	6.0%
Overall	34.4%	31.7%

The increases in Beer Related Gross profit and gross margin in the three-month period ended March 31, 2019 compared to the same period of 2018 were primarily due to increases in unit pricing and shipment volume and the lower costs related to having a portion of our beer produced by A-B in Fort Collins, as well as cost savings related to no longer having alternating proprietorship material costs, partially offset by increases in brewery costs due to higher fixed overhead related to our newly acquired breweries in Boone, North Carolina and Miami, Florida.

Index

The increases in Brewpubs Gross profit and gross margin in the three-month period ended March 31, 2019 compared to the same period of 2018 were primarily due to the net results of our newly acquired AMB and Wynwood brewpub operations, partially offset by declines in our Portsmouth brewpub.

Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) include compensation and related expenses for our sales and marketing activities, management, legal and other professional and administrative support functions.

Information regarding SG&A was as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar
	2019	2018	Change	% Change
Selling, general and administrative expenses	$25,565	$14,748	$10,817	73.3%
As a % of Net sales	54.4%	31.1%

The increase in SG&A for the three-month period ended March 31, 2019 compared to the same period of 2018 was primarily due to increases in creative and media spend related to our Kona marketing campaign, including our first national campaign during the NCAA's basketball tournament, March Madness, of $4.6 million, and a $4.7 million charge based on our current estimate of the probable costs of settling the litigation related to the Kona class action lawsuit. See Note 15 of Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report.

Interest Expense
Information regarding Interest expense was as follows (dollars in thousands):

Three Months Ended March 31,		Dollar
2019	2018	Change	% Change
$308	$134	$174	129.9%

	Three Months Ended March 31,
	2019	2018
Average debt outstanding	$44,880	$16,554
Average interest rate	2.69%	2.70%

The increase in Interest expense in the three-month period ended March 31, 2019 compared to the same period of 2018 was primarily due to an increase in our average debt outstanding. The increase in our average debt outstanding was due to borrowing on our line of credit to facilitate the acquisitions that were completed in the three-month period ended December 31, 2018.

Income Tax Provision (Benefit)
Our effective income tax rate was 24.0% for the first three months of 2019 and 27.8% in the first three months of 2018. The effective income tax rates reflect the impact of non-deductible expenses (primarily meals and entertainment expenses), state and local taxes and tax credits.

Liquidity and Capital Resources

We have required capital primarily for the construction and development of our production breweries, to support our brewery footprint evolution, and to fund our working capital needs. Historically, we have financed our capital requirements through cash flows from operations, bank borrowings and the sale of common and preferred stock. We anticipate meeting our obligations for the twelve months beginning April 1, 2019 primarily from cash on hand, cash flows generated from operations and borrowing under our line of credit as the need arises. Capital resources available to us at March 31, 2019 included $1.2 million of Cash and cash equivalents and $5.3 million available under our revolving credit facility.

At March 31, 2019 and December 31, 2018, we had $6.1 million and $13.7 million of working capital, respectively, and our debt as a percentage of total capitalization (total debt and common shareholders’ equity) was 27.8% and 25.8%, respectively.

Index

A summary of our cash flow information was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$3,452	$2,741
Net cash provided by (used in) investing activities	(5,157)	21,867
Net cash provided by (used in) financing activities	2,175	(22,373)
Increase in Cash, cash equivalents and restricted cash	$470	$2,235

Cash provided by operating activities of $3.5 million in the first three months of 2019 resulted from our Net loss of $7.4 million, net non-cash expenses of $0.9 million and changes in our operating assets and liabilities as discussed in more detail below.

Accounts receivable, net, decreased $2.2 million to $27.8 million at March 31, 2019 compared to $30.0 million at December 31, 2018. This decrease was primarily due to a net decrease of $1.7 million in our receivable from A-B and ABWI, which totaled $22.3 million at March 31, 2019. Amounts due from ABWI related to the international distribution fee decreased by $6.0 million, partially offset by an increase of $4.3 million in our receivable from A-B. Historically, we have not had collection problems related to our accounts receivable.

Inventories increased $2.5 million to $19.7 million at March 31, 2019 compared to $17.2 million at December 31, 2018. The increase was primarily due to an increase in finished goods of $2.4 million as a result of the timing of shipments in the fourth quarter of 2018 and first quarter of 2019, seasonality and the forecasted demand for our beer.

Accounts payable increased $5.8 million to $23.4 million at March 31, 2019 compared to $17.6 million at December 31, 2018, primarily due to timing of payments related to our contract brewing relationship with ABCS, raw and component materials, marketing and capital expenditures.

Capital expenditures of $5.2 million in the first three months of 2019 were primarily directed to beer production capacity and efficiency improvements. As of March 31, 2019, we had an additional $1.4 million of expenditures recorded in Accounts payable on our Consolidated Balance Sheets, compared to $3.1 million at December 31, 2018. Beginning in 2015 through expected completion in 2019, we are investing approximately $20 million in a new Kona brewery. We anticipate total capital expenditures of approximately $13.0 million to $17.0 million in 2019 primarily for our new Kona brewery and the addition of a new can line in our Portland brewery to address consumer demand.

Credit Agreement
On October 10, 2018, we executed a First Amendment (the " First Amendment") to our Amended and Restated Credit Agreement with Bank of America, N.A. ("BofA") dated November 30, 2015 (as amended, the "Credit Agreement"). The Credit Agreement as amended by the First Amendment provides for a revolving line of credit (“Line of Credit”), including provisions for cash borrowings and up to $2.5 million notional amount of letters of credit, and a $10.8 million term loan (“Term Loan”). The primary changes effected by the First Amendment were to increase the maximum amount available under the Line of Credit from $40.0 million to $45.0 million and to extend the maturity date of the Line of Credit from November 30, 2020 to September 30, 2023, which is also the maturity date of the Term Loan. The maximum amount of the Line of Credit is subject to loan commitment reductions in the amount of $750,000 each quarter beginning March 31, 2020. The Amendment also increased the limit on the total amount of investments that we may make in other craft brewers, other than the acquisition of all or substantially all of the assets or controlling ownership interests, from $5.0 million to $10.0 million. We may draw upon the Line of Credit for working capital and general corporate purposes.

As of March 31, 2019, we had $5.3 million in funds available to be drawn upon from our Line of Credit and $39.7 million borrowings outstanding. At March 31, 2019, $8.7 million was outstanding under the Term Loan.

Under the Credit Agreement as in effect at March 31, 2019, interest accrues at an annual rate based on the London Inter-Bank Offered Rate (“LIBOR”) Daily Floating Rate plus a marginal rate. The marginal rate varies from 0.75% to 1.75% for the Line of Credit and Term Loan based on our funded debt ratio. At March 31, 2019, our marginal rate was 1.75%, resulting in an annual interest rate of 3.24%.

Accrued interest for the Term Loan is due and payable monthly. Principal payments on the Term Loan are due monthly in accordance with an agreed-upon schedule set forth in the Credit Agreement, with any unpaid principal balance and unpaid accrued interest due and payable on September 30, 2023.

Index

The Credit Agreement authorizes acquisitions within the same line of business as long as we remain in compliance with the financial covenants of the Credit Agreement and there is at least $5.0 million of availability remaining on the Line of Credit following the acquisition.

The Credit Agreement as in effect at March 31, 2019 required us to satisfy the following financial covenants: (i) a Consolidated Leverage Ratio of up to 3.50 to 1.00 and (ii) a Fixed Charge Coverage Ratio of at least 1.20 to 1.00. Failure to maintain compliance with these covenants is an event of default and would give BofA the right to declare the entire outstanding loan balance immediately due and payable.

At March 31, 2019, we were not in compliance with the Consolidated Leverage Ratio covenant for the Credit Agreement, as we did not meet the required Consolidated Funded Indebtedness to Consolidated EBITDA ratio for the trailing twelve months ended March 31, 2019. Consolidated EBITDA is defined as earnings before interest, taxes, depreciation, amortization and certain other adjustments as defined in the Credit Agreement. We executed a Second Amendment to the Credit Agreement with BofA effective May 7, 2019 (the “Second Amendment”). The Second Amendment increases the permitted Leverage Ratio to a maximum of 5.50 to 1.00 for the period from January 1, 2019 through June 30, 2019. Beginning July 1, 2019, and each fiscal quarter thereafter, the maximum Consolidated Leverage Ratio will be 3.50 to 1.00 as long as A-B has not made a Qualifying Offer as defined in the International Distribution Agreement with an affiliate of A-B. If A-B makes a Qualifying Offer on or before August 23, 2019, beginning July 1, 2019 through March 31, 2020, the maximum Consolidated Leverage Ratio will be 4.75 to 1.00; and beginning April 1, 2020, and during each fiscal quarter thereafter, the maximum Leverage Ratio will be 3.50 to 1.00.

See also Note 8 of Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report.

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

Our critical accounting policies, as described in our 2018 Annual Report on Form 10-K, relate to goodwill, indefinite-lived intangible assets, long-lived assets, refundable deposits on kegs, revenue recognition and deferred taxes. Other than as described in Notes 2 and 5 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q regarding accounting for leases, there have been no changes to our critical accounting policies since December 31, 2018.

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

Recent Accounting Pronouncements

See Notes 2 and 5 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks and risk management policies since the filing of our 2018 Annual Report on Form 10-K, which was filed with the SEC on March 6, 2019.

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

Index

Changes in Internal Control Over Financial Reporting
During the first quarter of 2019, there were no changes in our internal control over financial reporting identified in connection with the above evaluation required by Exchange Act Rule 13a-15 or 15d-15, except those disclosed below, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Beginning January 1, 2019, we implemented ASC 842, Leases. Although the new standard is not expected to have a material impact on our ongoing net income, we implemented changes to our processes related to accounting for leases and the control activities within them. These included reviewing contracts to determine whether they contain express or implied leases and reviewing leases periodically to determine whether reassessments have been triggered and whether lease lives remain appropriate.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 15 of Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report.

Item 1A. Risk Factors

There have been no changes in our reported risk factors since the filing of our 2018 Annual Report on Form 10-K, which was filed with the SEC on March 6, 2019.

Item 5. Other Information

Effective May 7, 2019, we entered into a Second Amendment to Amended and Restated Credit Agreement (the "Second Amendment") with BofA. The Second Amendment was executed by the parties on May 7, 2019. The material changes effected by the Second Amendment are described in Note 8 of Notes to the Consolidated Financial Statements included in Part I, Item 1 of this report, which description is incorporated herein by reference. Such description is qualified in its entirety by reference to the full text of the Second Amendment, a copy of which is attached to this report as Exhibit 10.2 and incorporated herein by reference.

Item 6. Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

10.1	Employment Agreement between the Registrant and Christine Perich, dated March 26, 2019
10.2	Second Amendment to Amended and Restated Credit Agreement dated May 7, 2019 between Craft Brew Alliance, Inc. and Bank of America, N.A.
31.1	Certification of Chief Executive Officer of Craft Brew Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer of Craft Brew Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
32.1*	Certification pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
99.1*	Press Release dated May 8, 2019
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished herewith

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAFT BREW ALLIANCE, INC.

May 8, 2019	By:	/s/ Edwin A. Smith
Edwin A. Smith
Corporate Controller and Principal Accounting Officer