Form 10-Q/A
period 2019-05-08
CRAFT BREW ALLIANCE, INC.
filed 2019-05-10
CIK 892222

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

EXPLANATORY NOTE

Craft Brew Alliance, Inc. (the "Company"), is filing this Amendment No. 1 on Form 10‑Q/A ("Amendment") to its Quarterly Report on Form 10‑Q for the quarter ended March 31, 2019, as originally filed with the Securities and Exchange Commission on May 8, 2019 (the "Original Filing"), solely to replace Exhibit 99.1 furnished with the Original Filing with a corrected Exhibit 99.1. The Exhibit 99.1 included in the Original Filing reflected an incorrect table under "Supplemental Disclosures Regarding Non-GAAP Financial Information." As a result of the correction, Adjusted EBITDA for the three months ended March 31, 2019, is ($1,390,000), not ($644,000). A new Exhibit 99.1 with the appropriate corrections is furnished as Exhibit 99.1 attached hereto.

This amendment speaks as of the original filing date and does not reflect events occurring after the Original Filing or modify or update disclosures that may be affected by subsequent events. No revisions are being made to the Company's financial statements or any other disclosure contained in the Original Filing. This Amendment is an exhibit-only filing. Except for Exhibit 99.1, this Amendment does not otherwise update any exhibits as originally filed.

As required by Rule 12b‑15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company's principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a‑14(a). As this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S‑K, paragraphs 4 and 5 of the certifications have been omitted. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), as no financial statements are being filed with this Amendment.

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1*	Certification of Chief Executive Officer of Craft Brew Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
31.2*	Certification of Chief Financial Officer of Craft Brew Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
99.1**	Press Release dated May 8, 2019 (revised)

* Filed herewith
** Furnished herewith

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAFT BREW ALLIANCE, INC.

May 10, 2019	By:	/s/ Edwin A. Smith
Edwin A. Smith
Corporate Controller and Principal Accounting Officer

3