Form 10-Q
period 2019-06-30
CRAFT BREW ALLIANCE, INC.
filed 2019-08-07
CIK 892222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2019
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

The number of shares of the registrant’s common stock outstanding as of August 1, 2019 was 19,465,244.

CRAFT BREW ALLIANCE, INC.

Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except par value)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash, cash equivalents and restricted cash	$970	$1,200
Accounts receivable, net	30,223	29,998
Inventory, net	20,579	17,216
Other current assets	3,591	3,121
Total current assets	55,363	51,535
Property, equipment and leasehold improvements, net	111,634	113,189
Operating lease right-of-use assets	19,002	—
Goodwill	21,935	21,986
Trademarks	44,245	44,289
Intangible and other assets, net	5,710	5,048
Total assets	$257,889	$236,047
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$19,489	$17,552
Accrued salaries, wages and payroll taxes	4,920	5,635
Refundable deposits	3,685	4,123
Deferred revenue	4,364	6,015
Other accrued expenses	8,101	3,618
Current portion of long-term debt and finance lease obligations	1,483	919
Total current liabilities	42,042	37,862
Long-term debt and finance lease obligations, net of current portion	51,675	46,573
Fair value of derivative financial instruments	298	116
Deferred income tax liability, net	10,799	12,381
Long-term operating lease liabilities	19,382	—
Other liabilities	1,220	2,680
Total liabilities	125,416	99,612
Commitments and contingencies (Note 15)
Common shareholders' equity:
Common stock, $0.005 par value. Authorized 50,000,000 shares; issued and outstanding 19,465,244 and 19,382,641	97	97
Additional paid-in capital	144,941	144,013
Accumulated other comprehensive loss	(222)	(86)
Accumulated deficit	(12,343)	(7,589)
Total common shareholders' equity	132,473	136,435
Total liabilities and common shareholders' equity	$257,889	$236,047
 The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Sales	$63,815	$65,253	$113,583	$115,338
Less excise taxes	3,256	3,430	6,032	6,028
Net sales	60,559	61,823	107,551	109,310
Cost of sales	37,272	39,696	68,081	72,112
Gross profit	23,287	22,127	39,470	37,198
Selling, general and administrative expenses	19,381	15,857	44,946	30,605
Operating income (loss)	3,906	6,270	(5,476)	6,593
Interest expense	(504)	(107)	(812)	(241)
Other income, net	33	21	33	55
Income (loss) before income taxes	3,435	6,184	(6,255)	6,407
Income tax provision (benefit)	825	1,732	(1,501)	1,794
Net income (loss)	$2,610	$4,452	$(4,754)	$4,613
Basic and diluted net income (loss) per share	$0.13	$0.23	$(0.24)	$0.24
Shares used in basic per share calculations	19,443	19,334	19,416	19,322
Shares used in diluted per share calculations	19,593	19,517	19,416	19,502

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$2,610	$4,452	$(4,754)	$4,613
Unrealized gain (loss) on derivative hedge transactions, net of tax	(89)	46	(136)	129
Comprehensive income (loss)	$2,521	$4,498	$(4,890)	$4,742

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss		Total Common Shareholders' Equity
	Shares	Par Value			Accumulated Deficit
Balance at December 31, 2017	19,310	$96	$142,196	$(164)	$(11,337)	$130,791
Adoption of accounting standard ASC 606	—	—	—	—	(394)	(394)
Stock-based compensation	—	—	485	—	—	485
Unrealized gain on derivative financial instruments, net of tax of $29	—	—	—	83	—	83
Net income	—	—	—	—	161	161
Balance at March 31, 2018	19,310	96	142,681	(81)	(11,570)	131,126
Issuance of shares under stock plans, net of shares withheld for tax payments	23	—	206	—	—	206
Stock-based compensation	29	1	201			202
Unrealized gain on derivative financial instruments, net of tax of $15	—	—	—	46	—	46
Tax payments related to stock-based awards	—	—	(84)	—	—	(84)
Net income	—	—	—	—	4,452	4,452
Balance at June 30, 2018	19,362	$97	$143,004	$(35)	$(7,118)	$135,948

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss		Total Common Shareholders' Equity
	Shares	Par Value			Accumulated Deficit
Balance at December 31, 2018	19,383	$97	$144,013	$(86)	$(7,589)	$136,435
Stock-based compensation, net of shares withheld for tax payments	29	—	418	—	—	418
Unrealized loss on derivative financial instruments, net of tax of $16	—	—	—	(47)	—	(47)
Tax payments related to stock-based awards	—	—	(157)	—	—	(157)
Net loss	—	—	—	—	(7,364)	(7,364)
Balance at March 31, 2019	19,412	97	144,274	(133)	(14,953)	129,285
Stock-based compensation, net of shares withheld for tax payments	53	—	835	—	—	835
Unrealized loss on derivative financial instruments, net of tax of $31	—	—	—	(89)	—	(89)
Tax payments related to stock-based awards	—	—	(168)	—	—	(168)
Net income	—	—	—	—	2,610	2,610
Balance at June 30, 2019	19,465	$97	$144,941	$(222)	$(12,343)	$132,473

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(4,754)	$4,613
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,386	5,387
(Gain) loss on sale or disposal of Property, equipment and leasehold improvements	22	(494)
Deferred income taxes	(1,536)	(629)
Stock-based compensation	1,253	687
Lease expense	101	—
Other	152	188
Changes in operating assets and liabilities:
Accounts receivable, net	75	(9,215)
Inventories	(3,349)	(285)
Other current assets	(687)	1,761
Accounts payable, deferred revenue and other accrued expenses	8,068	7,889
Accrued salaries, wages and payroll taxes	(715)	(1,204)
Refundable deposits	104	(241)
Net cash provided by operating activities	4,120	8,457

Cash flows from investing activities:
Expenditures for Property, equipment and leasehold improvements	(9,440)	(4,284)
Proceeds from sale of Property, equipment and leasehold improvements	22	22,936
Restricted cash from sale of Property, equipment and leasehold improvements	—	515
Business combinations and asset acquisitions	(274)	—
Net cash provided by (used in) investing activities	(9,692)	19,167

Cash flows from financing activities:
Proceeds from issuance of long-term debt	5,192	—
Principal payments on debt and finance lease obligations	(455)	(348)
Net borrowings (repayments) under revolving line of credit	930	(22,199)
Proceeds from issuances of common stock	—	206
Tax payments related to stock-based awards	(325)	(84)
Net cash provided by (used in) financing activities	5,342	(22,425)
Increase (decrease) in Cash, cash equivalents and restricted cash	(230)	5,199

Cash, cash equivalents and restricted cash:
Beginning of period	1,200	579
End of period	$970	$5,778
Supplemental disclosure of cash flow information:
Cash paid for interest	$761	$285
Cash paid for income taxes, net	569	126
Cash paid for amounts included in measurement of lease liabilities	$1,513	$—
Supplemental disclosure of non-cash information:
Right-of-use assets obtained in exchange for operating lease obligations	$19,726	$—
Right-of-use assets obtained in exchange for finance lease obligations	2,538	—
Purchases of Property, equipment and leasehold improvements included in Accounts payable at end of period	199	429
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

ASU 2016-02, ASU 2018-10 and ASU 2018-11
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

Note 3. Cash, Cash Equivalents and Restricted Cash

We maintain cash balances with financial institutions that may exceed federally insured limits. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2019 and December 31, 2018, we did not have any cash equivalents.

As part of our cash management system, we use a controlled disbursement account to fund cash distribution checks presented for payment by the holder. Checks issued but not yet presented to banks may result in overdraft balances for accounting purposes. As of June 30, 2019 and December 31, 2018, bank overdrafts of $1.0 million and $0.6 million, respectively, were included in Accounts payable on our Consolidated Balance Sheets. Changes in bank overdrafts from period to period are reported in the Consolidated Statements of Cash Flows as a component of operating activities within Accounts payable and Other accrued expenses.

Cash and cash equivalents that are restricted as to withdrawal or use under terms of certain contractual agreements are recorded in Cash, cash equivalents and restricted cash on our Consolidated Balance Sheets. Restricted cash of $0.5 million at June 30, 2019 and December 31, 2018 represents funds held in an escrow account from the sale of our Woodinville brewery related to a lien; the lien was resolved in our favor and the restriction will be removed in July 2019.

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

Inventories consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Raw materials	$6,716	$7,146
Work in process	4,051	3,219
Finished goods	7,004	4,319
Packaging materials	1,741	891
Promotional merchandise	656	1,139
Brewpub food, beverages and supplies	411	502
	$20,579	$17,216

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

Lease-related liabilities consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Operating lease liabilities:
Current lease liabilities included in Other accrued expenses	$841	$—
Long-term lease liabilities	19,382	—
Total operating lease liabilities	20,223	—
Financing lease liabilities:
Current portion included in Current portion of long-term debt and finance lease obligations	387	477
Long-term portion of lease liabilities in Long-term debt and finance lease obligations, net of current portion	954	1,101
Total financing lease liabilities	1,341	1,578
Total lease liabilities	$21,564	$1,578
Weighted-average remaining lease term:
Operating leases	27 years
Finance leases	4 years
Weighted-average discount rate:
Operating leases	4.91%
Finance leases	3.56%

Index

As of June 30, 2019, the maturities of our operating lease liabilities were as follows (in thousands):

Operating Leases
Remainder of 2019	$957
2020	1,702
2021	1,713
2022	1,697
2023	1,480
Thereafter	29,077
Total minimum lease payments	36,626
Less: present value adjustment	(16,403)
Operating lease liabilities	$20,223

As of June 30, 2019, the maturities of our finance lease liabilities were as follows (in thousands):

Finance Leases
Remainder of 2019	$264
2020	333
2021	266
2022	199
2023	199
Thereafter	199
Total minimum lease payments	1,460
Less: present value adjustment	(119)
Finance lease liabilities	$1,341

We have additional operating lease liabilities of $4.8 million for lease contracts which have not yet commenced as of June 30, 2019, and, as such, have not been recognized on our Consolidated Balance Sheets. This lease is expected to commence during the third quarter of 2019 for a term of 3 years with an extension at our option for two 5-year periods.

Components of lease cost were as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost(1)	$864	$1,738
Finance lease cost:
Amortization of right-of-use asset	42	85
Interest on lease liabilities	12	25
Sublease income	(69)	(69)
Total lease cost	$849	$1,779

(1) Includes short-term, month-to-month lease and variable lease costs, which were immaterial.

Index

Total future minimum lease payments as of December 31, 2018 consisted of (in thousands):

	Operating Lease Obligations	Capital Lease Obligations
2019	$11,208	$529
2020	1,937	333
2021	1,863	266
2022	1,793	199
2023	1,465	199
Thereafter	25,446	199
	$43,712	1,725
Amount representing interest		(148)
		$1,577

Note 6. Acquisitions

On October 10, 2018, we purchased the intellectual property assets of Cisco Brewers ("Cisco") and we increased our ownership interest in Wynwood Brewing Co. ("Wynwood") from 24.5% to 100%. The purchase transaction of Cisco was accounted for as an asset acquisition. The increase in our ownership interest in Wynwood was accounted for under the acquisition method of accounting as a step acquisition. As required by this method, we remeasured our preexisting 24.5% equity interest to its acquisition-date fair value.

On November 29, 2018, we acquired substantially all the assets of Appalachian Mountain Brewery ("AMB"). The acquisition of AMB was accounted for under the acquisition method of accounting and all assets acquired and liabilities assumed were recorded at their respective acquisition-date fair values.

Given the close proximity of the closing dates of the acquisitions to the end of our fiscal year and the potential for working capital adjustments that may impact recognized amounts, the allocation of the purchase price to the underlying net assets was preliminary as of December 31, 2018. During 2019, we recorded immaterial adjustments to the allocation of the purchase price for the Cisco asset purchase and the AMB and Wynwood acquisitions.

The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revisions, which may result in adjustments to the preliminary values recorded as of December 31, 2018. We expect to finalize these amounts no later than December 31, 2019.

Index

Note 7. Related Party Transactions

As of June 30, 2019 and December 31, 2018, Anheuser-Busch, LLC ("A-B") owned approximately 31.2% and 31.3%, respectively, of our outstanding common stock.

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

Transactions with A-B, Ambev, ABWI and ABC consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Gross sales to A-B and Ambev	$51,430	$50,283	$91,039	$87,851
International distribution fee earned from ABWI	812	850	1,624	1,700
International distribution fee from ABWI, recorded in Deferred revenue	—	650	—	1,300
Contract brewing fee earned from ABC	104	395	642	858
Margin fee paid to A-B, classified as a reduction of Sales	724	687	1,265	1,205
Inventory management and other fees paid to A-B, classified in Cost of sales	107	100	197	190

Amounts due to or from A-B and ABWI were as follows (in thousands):

	June 30, 2019	December 31, 2018
Amounts due from A-B related to beer sales pursuant to the A-B distributor agreement	$21,885	$17,946
Amounts due from ABWI and A-B related to international distribution fee and media reimbursement	—	6,000
Refundable deposits due to A-B	(3,709)	(2,840)
Amounts due to A-B for services rendered	(9,532)	(5,140)
Net amount due from A-B and ABWI	$8,644	$15,966

Index

Transactions with Wynwood Brewing Co. ("Wynwood")
As of June 30, 2019 and December 31, 2018, Wynwood was a wholly owned subsidiary. During the six-month period ended June 30, 2018, we owned a 24.5% interest in Wynwood. The carrying value of our investment was $2.0 million as of June 30, 2018.

Transactions with Wynwood prior to its becoming a wholly owned subsidiary consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Master distributor fee earned	$—	$12	$—	$19
Share of loss, classified as a component of Other income (expense), net	—	(1)	—	22
Refund of investment, classified as a reduction in the carrying value of the equity method investment	—	—	—	23

Related Party Operating Leases
We lease our headquarters office space, banquet space and storage facilities located in Portland, land and certain equipment from two limited liability companies, both of whose members include our former Board Chair, who is also a significant shareholder, and his brother, who continues to be employed by us. This lease is included in the ROU asset and lease liabilities recorded on our Consolidated Balance Sheets. Lease payments to these lessors were as follows (in thousands):

Three Months Ended June 30,		Six Months Ended June 30,
2019	2018	2019	2018
$41	$41	$82	$82

We hold lease and sublease obligations for certain office space and the land underlying the brewery and pub location in Kona, Hawaii, with a company whose owners have a charitable foundation that owns more than 5% of our common stock. The sublease contracts expire on various dates through 2020, with an extension at our option for two five-year periods. This lease is included in the ROU asset and lease liabilities recorded on our Consolidated Balance Sheets. Lease payments to this lessor were as follows (in thousands):

Three Months Ended June 30,		Six Months Ended June 30,
2019	2018	2019	2018
$171	$147	$339	$290

Index

Note 8. Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Term loan, due September 30, 2023	$8,604	$8,823
Line of credit, due September 30, 2023	38,021	37,092
Secured borrowing, due June 21, 2026	5,192	—
	51,817	45,915
Less current portion, term loan and secured borrowing	(1,096)	(442)
	$50,721	$45,473

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

As of June 30, 2019, we had $7.0 million in funds available to be drawn upon from our Line of Credit and $38.0 million of borrowings outstanding. At June 30, 2019, $8.6 million was outstanding under the Term Loan.

Under the Credit Agreement as in effect at June 30, 2019, interest accrues at an annual rate based on the London Inter-Bank Offered Rate (“LIBOR”) Daily Floating Rate plus a marginal rate. The marginal rate varies from 0.75% to 2.00% for the Line of Credit and Term Loan based on our funded debt ratio. At June 30, 2019, our marginal rate was 2.00%, resulting in an annual interest rate of 3.69%.

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

The Credit Agreement as in effect at June 30, 2019 required us to satisfy the following financial covenants: (i) a Consolidated Leverage Ratio of up to 5.50 to 1.00 and (ii) a Fixed Charge Coverage Ratio of at least 1.20 to 1.00. Failure to maintain compliance with these covenants is an event of default and would give BofA the right to declare the entire outstanding loan balance immediately due and payable.

At June 30, 2019, we were in compliance with all applicable contractual financial covenants of the Credit Agreement. EBITDA as defined in the Second Amendment is similar to Consolidated EBITDA but includes certain adjustments specified in the Second Amendment. Effective May 7, 2019, we executed a Second Amendment to the Credit Agreement with BofA (the “Second Amendment”) that increased the permitted Leverage Ratio to a maximum of 5.50 to 1.00 for the period from January 1, 2019 through June 30, 2019. Beginning July 1, 2019, and in each fiscal quarter thereafter, the maximum Leverage Ratio will be 3.50 to 1.00 as long as A-B has not made a Qualifying Offer as defined in the International Distributor Agreement with an affiliate of A-B. If A-B makes a Qualifying Offer on or before August 23, 2019, beginning July 1, 2019 through March 31, 2020, the maximum Leverage Ratio will be 4.75 to 1.00; and beginning April 1, 2020, and in each fiscal quarter thereafter, the maximum Leverage Ratio will be 3.50 to 1.00.

Index

Secured Borrowing
On June 20, 2019, we executed an agreement with BofA, pursuant to our Master Lease Agreement, for $5.2 million in cash in exchange for a secured interest in our previously installed can line at our Portland brewing facility. The maturity date of the secured borrowing is June 21, 2026. We used the funds to pay down our Line of Credit.

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

We have assessed our vulnerability to certain business and financial risks, including interest rate risk associated with our variable-rate long-term debt. To mitigate this risk, effective January 23, 2014, we entered into an interest rate swap contract with BofA for 75% of the term loan ("Term Loan") balance, to hedge the variability of interest payments associated with our variable-rate borrowings under our Term Loan with BofA. The Term Loan contract and the interest rate swap terminate on September 30, 2023. The Term Loan contract had a total notional value of $6.5 million as of June 30, 2019. Through this swap agreement, we pay interest at a fixed rate of 2.86% and receive interest at a floating-rate of the one-month LIBOR, which was 2.40% at June 30, 2019.

Since the interest rate swap hedges the variability of interest payments on variable rate debt with similar terms, it qualifies for cash flow hedge accounting treatment.

As of June 30, 2019, unrealized net loss of $0.3 million was recorded in Accumulated other comprehensive income (loss) as a result of these hedges. The effective portion of the gain or loss on the derivatives is reclassified into Interest expense in the same period during which we record Interest expense associated with the related debt. There was no hedge ineffectiveness during the first six months of 2019 or 2018.

The fair value of our derivative instruments recorded as a component of Other liabilities on our Consolidated Balance Sheets was as follows (in thousands):

	June 30, 2019	December 31, 2018
Fair value of interest rate swap liability	$(297)	$(116)

The effect of our interest rate swap contracts that were accounted for as a derivative instrument on our Consolidated Statements of Operations was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Three Months Ended June 30,
2019	$(120)	Interest expense	$6
2018	$61	Interest expense	$17

Six Months Ended June 30,
2019	$(182)	Interest expense	$12
2018	$173	Interest expense	$39
See also Note 10.

Index

Note 10. Fair Value Measurements

Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The following table summarizes liabilities measured at fair value on a recurring basis (in thousands):

Fair Value at June 30, 2019	Level 1	Level 2	Level 3	Total
Interest rate swap	$—	$(297)	$—	$(297)

Fair Value at December 31, 2018
Interest rate swaps	$—	$(116)	$—	$(116)

We did not have any assets measured at fair value on a recurring basis at June 30, 2019 or December 31, 2018.

The fair value of our interest rate swaps was based on quarterly statements from the issuing bank. There were no changes to our valuation techniques during the six months ended June 30, 2019.

We believe the carrying amounts of Cash, cash equivalents and restricted cash, Accounts receivable, Other current assets, Accounts payable, Accrued salaries, wages and payroll taxes, and Other accrued expenses are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

We had fixed-rate debt outstanding as follows (in thousands):

	June 30, 2019	December 31, 2018
Fixed-rate debt on Consolidated Balance Sheets	$6,533	$1,577
Estimated fair value of fixed-rate debt	6,747	1,591

We calculate the estimated fair value of our fixed-rate debt using a discounted cash flow methodology. Using estimated current interest rates based on a similar risk profile and duration (Level 2), the fixed cash flows are discounted and summed to compute the fair value of the debt.

Index

Note 11. Revenue Recognition

The following table disaggregates our Sales by major source (in thousands):

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Beer Related[1]	Brewpubs	Total	Beer Related[1]	Brewpubs	Total
Product sold through distributor agreements[2]	$55,905	$—	$55,905	$97,033	$—	$97,033
Alternating proprietorship and contract brewing fees[3]	352	—	352	1,200	—	1,200
International distribution fees	812	—	812	1,624	—	1,624
Brewpubs[4]	—	6,066	6,066	—	12,269	12,269
Other[5]	680	—	680	1,457	—	1,457
	$57,749	$6,066	$63,815	$101,314	$12,269	$113,583

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Beer Related[1]	Brewpubs	Total	Beer Related[1]	Brewpubs	Total
Product sold through distributor agreements[2]	$54,148	$—	$54,148	$93,815	$—	$93,815
Alternating proprietorship and contract brewing fees[3]	3,175	—	3,175	5,886	—	5,886
International distribution fees	850	—	850	1,700	—	1,700
Brewpubs[4]	—	6,101	6,101	—	12,112	12,112
Other[5]	979	—	979	1,825	—	1,825
	$59,152	$6,101	$65,253	$103,226	$12,112	$115,338

(1)
Beer Related sales include sales to A-B subsidiaries including Ambev, ABWI and ABC. Sales to wholesalers through the A-B distributor agreement in the three-month period ended June 30, 2019 and 2018 represented 80.9% and 77.9% of our Sales, respectively. Sales to wholesalers through the A-B distributor agreement in the six-month period ended June 30, 2019 and 2018 represented 81.0% and 77.3% of our Sales, respectively.

(2)	Product sold through distributor agreements included domestic and international sales of owned and non-owned brands pursuant to terms in our distributor agreements.

(3)	Alternating proprietorship fees ceased in the fourth quarter of 2018.

(4)	Brewpub sales include sales of promotional merchandise and sales of beer directly to customers.

(5)	Other sales include sales of beer related merchandise, hops and spent grain.

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

As of June 30, 2019, we had receivables related to contracts with customers of $30.2 million, net of the allowance for doubtful accounts of $25,000. As of December 31, 2018, we had receivables related to contracts with customers of $30.0 million, net of the allowance for doubtful accounts of $25,000.

As of June 30, 2019 and December 31, 2018, contract liabilities, which consisted of obligations associated with our gift card programs, were $0.2 million and $0.4 million, respectively, and were included in Other accrued expenses on the Consolidated Balance Sheets.

Index

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

In cases where all conditions to a sale are not met at the time of sale, revenue recognition is deferred until all conditions are met. As of December 31, 2018, Deferred revenue on our Consolidated Balance Sheets included $6.0 million related to the IDA. For the six months ended June 30, 2019, we recognized $1.6 million as Sales, resulting in Deferred revenue of $4.4 million at June 30, 2019. In the absence of receiving a Qualifying Offer, we expect to earn the right to receive an additional $20.0 million in the remainder of 2019. In the absence of receiving a Qualifying Offer, we expect to recognize an additional $1.6 million of Deferred revenue as Sales in the remainder of 2019, $3.2 million in 2020, and $19.5 million thereafter.

Index

Note 12. Segment Results and Concentrations

Our chief operating decision maker monitors Net sales and gross margins of our Beer Related operations and our Brewpubs operations. Beer Related operations include the brewing operations and related domestic and international beer and cider sales of our Kona, Widmer Brothers, Redhook, Omission, AMB, Cisco, and Wynwood beer brands and Square Mile cider brand. Brewpubs operations primarily include our brewpubs, some of which are located adjacent to our Beer Related operations. We do not track operating results beyond the gross margin level or our assets on a segment level.

Net sales, Gross profit and gross margin information by segment was as follows (dollars in thousands):

	Three Months Ended June 30,
2019	Beer Related	Brewpubs	Total
Net sales	$54,493	$6,066	$60,559
Gross profit	$22,676	$611	$23,287
Gross margin	41.6%	10.1%	38.5%

2018
Net sales	$55,722	$6,101	$61,823
Gross profit	$21,942	$185	$22,127
Gross margin	39.4%	3.0%	35.8%

	Six Months Ended June 30,
2019	Beer Related	Brewpubs	Total
Net sales	$95,282	$12,269	$107,551
Gross profit	$38,184	$1,286	$39,470
Gross margin	40.1%	10.5%	36.7%

2018
Net sales	$97,198	$12,112	$109,310
Gross profit	$36,652	$546	$37,198
Gross margin	37.7%	4.5%	34.0%

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

Sales to wholesalers through the A-B distributor agreement represented the following percentage of our Sales:

Three Months Ended June 30,		Six Months Ended June 30,
2019	2018	2019	2018
80.9%	77.9%	81.0%	77.3%

Receivables from A-B and ABWI represented the following percentage of our Accounts receivable balance:

June 30, 2019	December 31, 2018
72.4%	79.8%

Index

Note 13. Significant Stock-Based Plan Activity and Stock-Based Compensation

Stock-Based Compensation
Stock-based compensation expense was recognized in our Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of sales	$34	$14	$82	$66
Selling, general and administrative expense	801	188	1,171	621
Total stock-based compensation expense	$835	$202	$1,253	$687

At June 30, 2019, we had total unrecognized stock-based compensation expense of $2.6 million, which will be recognized over the weighted average remaining vesting period of 2.1 years.

Note 14. Earnings Per Share

The reconciliation between the number of shares used for the basic and diluted per share calculations, as well as other related information, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average common shares used for basic EPS	19,443	19,334	19,416	19,322
Dilutive effect of stock-based awards	150	183	—	180
Shares used for diluted EPS	19,593	19,517	19,416	19,502

Stock-based awards not included in diluted per share calculations as they would be antidilutive	63	—	51	—

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

Legal
On February 28, 2017 and March 6, 2017, respectively, two lawsuits, Sara Cilloni and Simone Zimmer v. Craft Brew Alliance, Inc., and Theodore Broomfield v. Kona Brewing Co. LLC, Kona Brew Enterprises, LLP, Kona Brewery LLC, and Craft Brew Alliance, Inc., were filed in the United States District Court for the Northern Division of California. On April 7, 2017, the two lawsuits were consolidated into a single complaint under the Broomfield case. The lawsuit alleges that the defendants misled customers regarding the state in which Kona Brewing Company beers are manufactured. On April 28, 2017, we filed a motion to dismiss the complaint, which was granted in part and denied in part on September 1, 2017. On September 26, 2018, the Court granted Plaintiffs’ motion for class certification, forming a class of persons within the state of California who purchased certain Kona Brewing Company products within the relevant statute of limitations period. Our motion for reconsideration was denied on October 16, 2018. On May 30, 2019, we announced our entry into a definitive settlement agreement, which received preliminary approval from the Court on June 14, 2019. We recorded a charge of $4.7 million on a pre-tax basis in the quarter ended March 31, 2019, based on our estimate of the probable costs of settling the litigation. It is reasonably possible that the total cost of settling the litigation will exceed current estimates, especially if the number of class members who submit claims materially exceeds expectations.

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

Index

Overview

Craft Brew Alliance, Inc. ("CBA") is the seventh largest craft brewing company in the U.S. and a leader in brewing, branding, and bringing to market world-class American craft beers. Publicly traded on NASDAQ under the ticker symbol BREW, CBA is headquartered in Portland, Oregon and operates breweries and brewpubs across the U.S.

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

We proudly brew and package our craft beers in three company-owned production breweries located in Portland, Oregon; Portsmouth, New Hampshire; and Kailua-Kona, Hawaii. In 2018, we continued to leverage our contract brewing agreement with A-B Commercial Strategies, LLC (“ABCS”), an affiliate of Anheuser-Busch, LLC (“A-B”), through which we brew select CBA brands in A-B’s Fort Collins, Colorado brewery. Additionally, we own and operate five innovation breweries in Portland, Oregon; Seattle, Washington; Portsmouth, New Hampshire; Boone, North Carolina; and Miami, Florida; they are primarily used for small-batch production and limited-release beers offered primarily in our brewpubs and brands’ home markets.

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

Index

Following is a summary of our financial results:

Six Months Ended June 30,	Net sales	Net income (loss)	Number of barrels sold
2019	$107.6 million	$(4.8) million	400,000
2018	$109.3 million	$4.6 million	391,600

Results of Operations

The following table sets forth, for the periods indicated, certain information from our Consolidated Statements of Operations expressed as a percentage of Net sales(1):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Sales	105.4%	105.5%	105.6%	105.5%
Less excise taxes	(5.4)	(5.5)	(5.6)	(5.5)
Net sales	100.0	100.0	100.0	100.0
Cost of sales	61.5	64.2	63.3	66.0
Gross profit	38.5	35.8	36.7	34.0
Selling, general and administrative expenses	32.0	25.6	41.8	28.0
Operating income (loss)	6.4	10.1	(5.1)	6.0
Interest expense	(0.8)	(0.2)	(0.8)	(0.2)
Other income, net	0.1	—	—	0.1
Income (loss) before income taxes	5.7	10.0	(5.8)	5.9
Income tax provision (benefit)	1.4	2.8	(1.4)	1.6
Net income (loss)	4.3%	7.2%	(4.4)%	4.2%

(1)	Percentages may not add due to rounding.

Index

Segment Information
Net sales, Gross profit and Gross margin information by segment was as follows (dollars in thousands):

	Three Months Ended June 30,
2019	Beer Related	Brewpubs	Total
Net sales	$54,493	$6,066	$60,559
Gross profit	$22,676	$611	$23,287
Gross margin	41.6%	10.1%	38.5%

2018
Net sales	$55,722	$6,101	$61,823
Gross profit	$21,942	$185	$22,127
Gross margin	39.4%	3.0%	35.8%

	Six Months Ended June 30,
2019	Beer Related	Brewpubs	Total
Net sales	$95,282	$12,269	$107,551
Gross profit	$38,184	$1,286	$39,470
Gross margin	40.1%	10.5%	36.7%

2018
Net sales	$97,198	$12,112	$109,310
Gross profit	$36,652	$546	$37,198
Gross margin	37.7%	4.5%	34.0%

Index

Sales by Category
Sales by category were as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar
Sales by Category	2019	2018	Change	% Change
A-B and A-B related(1)	$51,622	$50,841	$781	1.5%
Contract brewing and beer related(2)	6,127	8,311	(2,184)	(26.3)%
Excise taxes	(3,256)	(3,430)	174	(5.1)%
Net beer related sales	54,493	55,722	(1,229)	(2.2)%
Brewpubs(3)	6,066	6,101	(35)	(0.6)%
Net sales	$60,559	$61,823	$(1,264)	(2.0)%

	Six Months Ended June 30,		Dollar
Sales by Category	2019	2018	Change	% Change
A-B and A-B related(1)	$92,040	$89,204	$2,836	3.2%
Contract brewing and beer related(2)	9,274	14,022	(4,748)	(33.9)%
Excise taxes	(6,032)	(6,028)	(4)	0.1%
Net beer related sales	95,282	97,198	(1,916)	(2.0)%
Brewpubs(3)	12,269	12,112	157	1.3%
Net sales	$107,551	$109,310	$(1,759)	(1.6)%

(1)
A-B and A-B related includes domestic and international sales of our owned brands sold through A-B and Ambev, as well as non-owned brands sold pursuant to master distribution agreements in 2018, fees earned pursuant to the Brewing Agreement with ABC, and the international distribution fees earned from ABWI.

(2)	Beer related includes international sales of our beers, and brands, not sold through A-B or Ambev, as well as fees earned through alternating proprietorship agreements during 2018.

(3)	Brewpubs sales include sales of promotional merchandise and sales of beer directly to customers.

Shipments by Category
Shipments by category were as follows (in barrels):

Three Months Ended June 30,	2019 Shipments	2018 Shipments	Increase (Decrease)	% Change	Change in Depletions(1)
A-B and A-B related(2)	201,500	198,300	3,200	1.6%	1%
Contract brewing and beer related(3)	27,000	24,300	2,700	11.1%
Brewpubs	2,000	2,000	—	—%
Total	230,500	224,600	5,900	2.6%

Six Months Ended June 30,	2019 Shipments	2018 Shipments	Increase (Decrease)	% Change	Change in Depletions(1)
A-B and A-B related(2)	356,100	344,800	11,300	3.3%	(1)%
Contract brewing and beer related(3)	40,100	43,000	(2,900)	(6.7)%
Brewpubs	3,800	3,800	—	—%
Total	400,000	391,600	8,400	2.1%

(1)	Change in depletions reflects the year-over-year change in barrel volume sales of beer by wholesalers to retailers.

(2)
A-B and A-B related includes domestic and international shipments of our owned brands distributed through A-B and Ambev, as well as non-owned brands distributed pursuant to master distribution agreements in 2018 and shipments pursuant to the Brewing Agreement with ABC.

(3)	Beer related includes international shipments of our beers, and sales of our newly acquired brands, in each case not distributed through A-B or Ambev.

Index

The increases in sales to A-B and A-B related in the three and six-month periods ended June 30, 2019 compared to the same periods of 2018 were primarily due to increases in shipment volume and average unit pricing, partially offset by promotional programming. International distribution fees earned were $0.8 million in the three-month period ended June 30, 2019 and $0.9 million in the same period of 2018. International distribution fees earned were $1.6 million in the six-month period ended June 30, 2019 and $1.7 million in the same period of 2018.

The decreases in Contract brewing and beer related sales in the three and six-month periods ended June 30, 2019 compared to the same periods of 2018 were primarily due to no longer receiving alternating proprietorship fees as a result of the acquisitions of Appalachian Mountain Brewing, Cisco Brewers and Wynwood Brewing, as well as decreases in contract brewing shipment volumes, partially offset by sales of our newly acquired brands distributed outside the A-B distribution network. International shipment volumes increased in the three-month period ended June 30, 2019 compared to the same period of 2018. International shipment volumes decreased in the six-month period ended June 30, 2019 compared to the same period of 2018.

Brewpubs sales were relatively flat in the three-month period ended June 30, 2019 compared to the same period of 2018 and Brewpubs sales increased in the six-month period ended June 30, 2019 compared to the same period of 2018, primarily as a result of our newly acquired AMB and Wynwood brewpub operations, partially offset by ceasing operations at our Portsmouth brewpub and leasing it to the founders of Cisco, which occurred at the beginning of April 2019, as well as the closure of the Portland taproom, which occurred at the end of January 2019.

Shipments by Brand
The following table sets forth a comparison of shipments by brand (in barrels):

Three Months Ended June 30,	2019 Shipments	2018 Shipments	Increase (Decrease)	% Change	Change in Depletions
Kona	156,700	141,000	15,700	11.1%	8%
Widmer Brothers	27,400	28,900	(1,500)	(5.2)%	(11)%
Redhook	17,000	20,400	(3,400)	(16.7)%	(18)%
Omission	11,100	12,800	(1,700)	(13.3)%	(10)%
All other(1)	16,100	15,600	500	3.2%	(2)%
Total(2)	228,300	218,700	9,600	4.4%	1%

Six Months Ended June 30,	2019 Shipments	2018 Shipments	Increase (Decrease)	% Change	Change in Depletions
Kona	265,500	240,000	25,500	10.6%	5%
Widmer Brothers	49,000	52,200	(3,200)	(6.1)%	(14)%
Redhook	31,800	39,000	(7,200)	(18.5)%	(20)%
Omission	20,200	23,100	(2,900)	(12.6)%	(10)%
All other(1)	26,200	25,000	1,200	4.8%	2%
Total(2)	392,700	379,300	13,400	3.5%	(1)%

(1)
All other includes the shipments and depletions from our Square Mile brand family, as well as the previously non-owned AMB, Cisco Brewers, and Wynwood brand families, shipped by us pursuant to distribution agreements.

(2)	Total shipments by brand include international shipments and exclude shipments produced under our contract brewing arrangements.

The increases in our Kona brand shipments in the three and six-month periods ended June 30, 2019 compared to the same periods of 2018 were primarily led by continued demand for Big Wave Golden Ale.

The decreases in our Widmer Brothers brand shipments in the three and six-month periods ended June 30, 2019 compared to the same periods of 2018 were primarily due to decreases in Hefeweizen brand shipments.

Redhook brand shipments decreased in the three and six-month periods ended June 30, 2019 compared to the same periods of 2018, primarily due to decreases in Longhammer IPA and ESB brand shipments, partially offset by increases in Big Ballard IPA shipments.

Index

Omission brand shipments decreased in the three and six-month periods ended June 30, 2019 compared to the same periods of 2018, primarily due to decreases in shipments of Pale Ale, Lager and IPA brands, partially offset by increases in shipments of the Ultimate Light brand.

The increases in All other shipments in the three and six-month periods ended June 30, 2019 compared to the same periods of 2018 were primarily due to increases in shipments of our newly acquired Wynwood and AMB brands, partially offset by a decrease in shipments of Cisco Brewers brands.

Shipments by Package
The following table sets forth a comparison of our shipments by package, excluding shipments produced under our contract brewing arrangements (in barrels):

	Three Months Ended June 30,
	2019		2018
	Shipments	% of Total	Shipments	% of Total
Draft	51,100	22.4%	49,800	22.8%
Packaged	177,200	77.6%	168,900	77.2%
Total	228,300	100.0%	218,700	100.0%

	Six Months Ended June 30,
	2019		2018
	Shipments	% of Total	Shipments	% of Total
Draft	88,600	22.6%	89,000	23.5%
Packaged	304,100	77.4%	290,300	76.5%
Total	392,700	100.0%	379,300	100.0%

The package mix was relatively consistent in the three-month period ended June 30, 2019 compared to the same period of 2018. The shift in package mix from draft to packaged in the six-month period ended June 30, 2019 compared to the same period of 2018 was primarily due to the continued competition for on-premise draft sales, as well as the continued success of our Kona brand family, which is more heavily weighted to packaged sales.

Cost of Sales
Cost of sales includes purchased raw and component materials, direct labor, overhead and shipping costs.

Information regarding Cost of sales was as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar
	2019	2018	Change	% Change
Beer Related	$31,817	$33,780	$(1,963)	(5.8)%
Brewpubs	5,455	5,916	(461)	(7.8)%
Total	$37,272	$39,696	$(2,424)	(6.1)%

	Six Months Ended June 30,		Dollar
	2019	2018	Change	% Change
Beer Related	$57,098	$60,546	$(3,448)	(5.7)%
Brewpubs	10,983	11,566	(583)	(5.0)%
Total	$68,081	$72,112	$(4,031)	(5.6)%

The decreases in Beer Related Cost of sales in the three and six-month periods ended June 30, 2019 compared to the same periods of 2018 were primarily due to decreases in Beer Related Cost of sales on a per barrel basis. The decreases in our Beer Related Cost of sales on a per barrel basis were primarily due to cost savings related to no longer having alternating proprietorship material costs as a result of the acquisitions of the AMB, Cisco and Wynwood brands, as well as the lower cost of having a portion of our beer produced by A-B in its Fort Collins, Colorado brewery. These decreases were partially offset by increases in brewery costs due to higher fixed overhead related to our newly acquired breweries in Boone, North Carolina and Miami, Florida.

Index

The decreases in Brewpubs Cost of sales in the three and six-month periods ended June 30, 2019 compared to the same periods of 2018 were primarily due to the lease of our Portsmouth brewpub to the founders of Cisco and the closure of the Portland taproom, partially offset by costs related to our newly acquired AMB and Wynwood brewpub operations.

Capacity Utilization
Capacity utilization is calculated by dividing total shipments by approximate working capacity and was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Capacity Utilization	65%	67%	56%	59%

Our capacity utilization declined in the three and six-month periods ended June 30, 2019 compared to the same periods of 2018 due to a larger percentage of our beer being brewed by ABCS as part of our contract brewing relationship and evolving brewery footprint.

Gross Profit
Information regarding Gross profit was as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar
	2019	2018	Change	% Change
Beer Related	$22,676	$21,942	$734	3.3%
Brewpubs	611	185	426	230.3%
Total	$23,287	$22,127	$1,160	5.2%

	Six Months Ended June 30,		Dollar
	2019	2018	Change	% Change
Beer Related	$38,184	$36,652	$1,532	4.2%
Brewpubs	1,286	546	740	135.5%
Total	$39,470	$37,198	$2,272	6.1%

Gross profit as a percentage of Net sales, or gross margin, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Beer Related	41.6%	39.4%	40.1%	37.7%
Brewpubs	10.1%	3.0%	10.5%	4.5%
Overall	38.5%	35.8%	36.7%	34.0%

The increases in Beer Related Gross profit and gross margin in the three and six-month periods ended June 30, 2019 compared to the same periods of 2018 were primarily due to cost savings related to no longer having alternating proprietorship material costs, the lower costs related to having a portion of our beer produced by A-B in Fort Collins, as well as increases in shipment volume and unit pricing, partially offset by increases in brewery costs due to higher fixed overhead related to our newly acquired breweries in Boone, North Carolina and Miami, Florida.

The increases in Brewpubs Gross profit and gross margin in the three and six-month periods ended June 30, 2019 compared to the same periods of 2018 were primarily due to the net results of our newly acquired AMB and Wynwood brewpub operations, partially offset by declines in our Portsmouth brewpub, which is being leased to the founders of Cisco beginning in April 2019.

Index

Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) include compensation and related expenses for our sales and marketing activities, management, legal and other professional and administrative support functions.

Information regarding SG&A was as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar
	2019	2018	Change	% Change
Selling, general and administrative expenses	$19,381	$15,857	$3,524	22.2%
As a % of Net sales	32.0%	25.6%

	Six Months Ended June 30,		Dollar
	2019	2018	Change	% Change
Selling, general and administrative expenses	$44,946	$30,605	$14,341	46.9%
As a % of Net sales	41.8%	28.0%

The increase in SG&A for the three-month period ended June 30, 2019 compared to the same period of 2018 was primarily due to increases in employee related costs, as well as creative and media spend related to our Kona marketing campaign, including our dear mainland commercials.

The increase in SG&A for the six-month period ended June 30, 2019 compared to the same period of 2018 was primarily due to an increase in creative and media spend related to our Kona marketing campaign, including our first national campaign during the NCAA's basketball tournament, March Madness, of $4.6 million, and a $4.7 million charge based on our current estimate of the probable costs of settling the litigation related to the Kona class action lawsuit, as well as increases in employee related costs. See Note 15 of Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report.

Interest Expense
Information regarding Interest expense was as follows (dollars in thousands):

Three Months Ended June 30,		Dollar
2019	2018	Change	% Change
$504	$107	$397	371.0%

Six Months Ended June 30,		Dollar
2019	2018	Change	% Change
$812	$241	$571	236.9%

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Average debt outstanding	$50,595	$10,839	$47,439	$14,092
Average interest rate	3.94%	3.37%	3.37%	2.86%

The increases in Interest expense in the three and six-month periods ended June 30, 2019 compared to the same periods of 2018 were primarily due to increases in our average debt outstanding. The increases in our average debt outstanding were due to borrowing on our line of credit to facilitate the acquisitions that were completed in the three-month period ended December 31, 2018 and new secured borrowing pursuant to our Master Lease Agreement.

Income Tax Provision (Benefit)
Our effective income tax rate was 24.0% for the first six months of 2019 and 28.0% in the first six months of 2018. The effective income tax rates reflect the impact of non-deductible expenses (primarily meals and entertainment expenses), state and local taxes and tax credits.

Index

Liquidity and Capital Resources

We have required capital primarily for the construction and development of our production breweries, to support our brewery footprint evolution, and to fund our working capital needs. Historically, we have financed our capital requirements through cash flows from operations, bank borrowings and the sale of common and preferred stock. We anticipate meeting our obligations for the twelve months beginning July 1, 2019 primarily from cash on hand, cash flows generated from operations and borrowing under our line of credit as the need arises. Capital resources available to us at June 30, 2019 included $0.5 million of Cash and cash equivalents and $7.0 million available under our revolving credit facility.

At June 30, 2019 and December 31, 2018, we had $13.3 million and $13.7 million of working capital, respectively, and our debt as a percentage of total capitalization (total debt and common shareholders’ equity) was 28.6% and 25.8%, respectively.

A summary of our cash flow information was as follows (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$4,120	$8,457
Net cash provided by (used in) investing activities	(9,692)	19,167
Net cash provided by (used in) financing activities	5,342	(22,425)
Increase (decrease) in Cash, cash equivalents and restricted cash	$(230)	$5,199

Cash provided by operating activities of $4.1 million in the first six months of 2019 resulted from our Net loss of $4.8 million, offset by net non-cash expenses of $5.4 million and changes in our operating assets and liabilities as discussed in more detail below.

Accounts receivable, net, increased $0.2 million to $30.2 million at June 30, 2019 compared to $30.0 million at December 31, 2018. This increase was primarily due to a $2.3 million increase in our receivable from our non-AB customers, including our international distributor, partially offset by a net decrease of $2.1 million in our receivable from A-B and ABWI, which totaled $21.9 million at June 30, 2019. Amounts due from ABWI related to the international distribution fee decreased by $6.0 million, partially offset by an increase of $3.9 million in our receivable from A-B. Historically, we have not had collection problems related to our accounts receivable.

Inventories increased $3.4 million to $20.6 million at June 30, 2019 compared to $17.2 million at December 31, 2018. The increase was primarily due to an increase in finished goods of $2.7 million as a result of the timing of shipments in the fourth quarter of 2018 and second quarter of 2019, seasonality and the forecasted demand for our beer.

Accounts payable increased $1.9 million to $19.5 million at June 30, 2019 compared to $17.6 million at December 31, 2018, primarily due to timing of payments of raw and component materials, marketing and capital expenditures.

Capital expenditures of $9.4 million in the first six months of 2019 were primarily directed to beer production capacity and efficiency improvements. As of June 30, 2019, we had an additional $0.2 million of expenditures recorded in Accounts payable on our Consolidated Balance Sheets, compared to $3.1 million at December 31, 2018. Beginning in 2015 through expected completion in early 2020, we are investing approximately $20 million in a new Kona brewery. We anticipate total capital expenditures of approximately $13.0 million to $17.0 million in 2019 primarily for our new Kona brewery and the addition of a new can line in our Portland brewery to address consumer demand.

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

As of June 30, 2019, we had $7.0 million in funds available to be drawn upon from our Line of Credit and $38.0 million of borrowings outstanding. At June 30, 2019, $8.6 million was outstanding under the Term Loan.

Under the Credit Agreement as in effect at June 30, 2019, interest accrues at an annual rate based on the London Inter-Bank Offered Rate (“LIBOR”) Daily Floating Rate plus a marginal rate. The marginal rate varies from 0.75% to 2.00% for the Line of Credit and Term Loan based on our funded debt ratio. At June 30, 2019, our marginal rate was 2.00%, resulting in an annual interest rate of 3.69%.

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

At June 30, 2019, the Credit Agreement required us to satisfy the following financial covenants: (i) a Consolidated Leverage Ratio of up to 5.50 to 1.00 and (ii) a Fixed Charge Coverage Ratio of at least 1.20 to 1.00. Failure to maintain compliance with these covenants is an event of default and would give BofA the right to declare the entire outstanding loan balance immediately due and payable.

We were in compliance with all applicable contractual financial covenants of the Credit Agreement at June 30, 2019. The financial covenants under the Credit Agreement are measured on a trailing four-quarter basis. EBITDA as defined in the Second Amendment is similar to Consolidated EBITDA but includes certain adjustments specified in the Second Amendment. We executed a Second Amendment to the Credit Agreement with BofA effective May 7, 2019 (the “Second Amendment”). The Second Amendment increased the permitted Leverage Ratio to a maximum of 5.50 to 1.00 for the period from January 1, 2019 through June 30, 2019. Beginning July 1, 2019, and each fiscal quarter thereafter, the maximum Consolidated Leverage Ratio will be 3.50 to 1.00 as long as A-B has not made a Qualifying Offer as defined in the International Distribution Agreement with an affiliate of A-B. If A-B makes a Qualifying Offer on or before August 23, 2019, beginning July 1, 2019 through March 31, 2020, the maximum Consolidated Leverage Ratio will be 4.75 to 1.00; and beginning April 1, 2020, and during each fiscal quarter thereafter, the maximum Leverage Ratio will be 3.50 to 1.00.

Secured Borrowing
On June 20, 2019 we executed an agreement with BofA, pursuant to our Master Lease Agreement, for $5.2 million in cash in exchange for a secured interest in our previously installed can line at our Portland brewing facility. The maturity date of the secured borrowing is June 21, 2026. We used the funds to pay down our Line of Credit.

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

Changes in Internal Control Over Financial Reporting
During the second quarter of 2019, there were no changes in our internal control over financial reporting identified in connection with the above evaluation required by Exchange Act Rule 13a-15 or 15d-15, except those disclosed below, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Index

See Note 15 of Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report.

Item 1A. Risk Factors

There have been no changes in our reported risk factors since the filing of our 2018 Annual Report on Form 10-K, which was filed with the SEC on March 6, 2019.

Index

Item 6. Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

10.1	Employment Agreement between the Registrant and Edwin A. Smith, dated July 15, 2019.
10.2	Employment Agreement between the Registrant and Kenneth C. Kunze, dated July 16, 2019.
10.3	Employment Agreement between the Registrant and Derek Hahm, dated July 16, 2019.
10.4	Employee Noncompetition and Nonsolicitation Agreement between the Registrant and Derek Hahm, dated July 16, 2019.
10.5	Settlement Agreement dated May 23, 2019, between the Registrant and Theodore Broomfield and Simone Zimmer individually and on behalf of the Kona settlement class.
10.6	Form of Indemnification Agreement with each independent director of the Registrant.
31.1	Certification of Chief Executive Officer of Craft Brew Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer of Craft Brew Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
32.1*	Certification pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
99.1*	Press Release dated August 7, 2019
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished herewith

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAFT BREW ALLIANCE, INC.

August 7, 2019	By:	/s/ Edwin A. Smith
Edwin A. Smith
Corporate Controller and Principal Accounting Officer