Form 10-Q
period 2019-09-30
CRAFT BREW ALLIANCE, INC.
filed 2019-11-12
CIK 892222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2019
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

The number of shares of the registrant’s common stock outstanding as of November 7, 2019 was 19,466,244.

CRAFT BREW ALLIANCE, INC.

Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except par value)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash, cash equivalents and restricted cash	$11,782	$1,200
Accounts receivable, net	18,357	29,998
Inventory, net	21,500	17,216
Other current assets	4,025	3,121
Total current assets	55,664	51,535
Property, equipment and leasehold improvements, net	110,924	113,189
Operating lease right-of-use assets	23,841	—
Goodwill	21,935	21,986
Trademarks	44,211	44,289
Intangible and other assets, net	5,473	5,048
Total assets	$262,048	$236,047
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$19,475	$17,552
Accrued salaries, wages and payroll taxes	5,881	5,635
Refundable deposits	3,467	4,123
Deferred revenue	3,251	6,015
Other accrued expenses	8,142	3,618
Current portion of long-term debt and finance lease obligations	1,498	919
Total current liabilities	41,714	37,862
Deferred revenue, non-current	20,300	—
Long-term debt and finance lease obligations, net of current portion	33,124	46,573
Fair value of derivative financial instruments	332	116
Deferred income tax liability, net	9,562	12,381
Long-term operating lease liabilities	24,269	—
Other liabilities	1,188	2,680
Total liabilities	130,489	99,612
Commitments and contingencies (Note 15)
Common shareholders' equity:
Common stock, $0.005 par value. Authorized 50,000,000 shares; issued and outstanding 19,466,244 and 19,382,641	97	97
Additional paid-in capital	145,276	144,013
Accumulated other comprehensive loss	(247)	(86)
Accumulated deficit	(13,567)	(7,589)
Total common shareholders' equity	131,559	136,435
Total liabilities and common shareholders' equity	$262,048	$236,047
 The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sales	$50,349	$55,639	$163,932	$170,977
Less excise taxes	3,188	2,750	9,220	8,778
Net sales	47,161	52,889	154,712	162,199
Cost of sales	33,857	36,190	101,938	108,302
Gross profit	13,304	16,699	52,774	53,897
Selling, general and administrative expenses	16,465	16,712	61,411	47,317
Operating income (loss)	(3,161)	(13)	(8,637)	6,580
Interest expense	(616)	(107)	(1,428)	(348)
Other income (expense), net	24	(13)	57	42
Income (loss) before income taxes	(3,753)	(133)	(10,008)	6,274
Income tax provision (benefit)	(2,529)	(194)	(4,030)	1,600
Net income (loss)	$(1,224)	$61	$(5,978)	$4,674
Basic and diluted net income (loss) per share	$(0.06)	$—	$(0.31)	$0.24
Shares used in basic per share calculations	19,466	19,370	19,435	19,338
Shares used in diluted per share calculations	19,466	19,545	19,435	19,525

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$(1,224)	$61	$(5,978)	$4,674
Unrealized gain (loss) on derivative hedge transactions, net of tax	(25)	38	(161)	167
Comprehensive income (loss)	$(1,249)	$99	$(6,139)	$4,841

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss		Total Common Shareholders' Equity
	Shares	Par Value			Accumulated Deficit
Balance at December 31, 2017	19,310	$96	$142,196	$(164)	$(11,337)	$130,791
Adoption of accounting standard ASC 606	—	—	—	—	(394)	(394)
Stock-based compensation	—	—	485	—	—	485
Unrealized gain on derivative financial instruments, net of tax of $29	—	—	—	83	—	83
Net income	—	—	—	—	161	161
Balance at March 31, 2018	19,310	96	142,681	(81)	(11,570)	131,126
Issuance of shares under stock plans, net of shares withheld for tax payments	23	—	206	—	—	206
Stock-based compensation	29	1	201			202
Unrealized gain on derivative financial instruments, net of tax of $15	—	—	—	46	—	46
Tax payments related to stock-based awards	—	—	(84)	—	—	(84)
Net income	—	—	—	—	4,452	4,452
Balance at June 30, 2018	19,362	97	143,004	(35)	(7,118)	135,948
Issuance of shares under stock plans, net of shares withheld for tax payments	20	—	221	—	—	221
Stock-based compensation	—	—	372	—	—	372
Unrealized gain on derivative financial instruments, net of tax of $13	—	—	—	38	—	38
Tax payments related to stock-based awards	—	—	(8)	—	—	(8)
Net income	—	—	—	—	61	61
Balance at September 30, 2018	19,382	$97	$143,589	$3	$(7,057)	$136,632

Index

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss		Total Common Shareholders' Equity
	Shares	Par Value			Accumulated Deficit
Balance at December 31, 2018	19,383	$97	$144,013	$(86)	$(7,589)	$136,435
Stock-based compensation, net of shares withheld for tax payments	29	—	418	—	—	418
Unrealized loss on derivative financial instruments, net of tax of $16	—	—	—	(47)	—	(47)
Tax payments related to stock-based awards	—	—	(157)	—	—	(157)
Net loss	—	—	—	—	(7,364)	(7,364)
Balance at March 31, 2019	19,412	97	144,274	(133)	(14,953)	129,285
Stock-based compensation, net of shares withheld for tax payments	53	—	835	—	—	835
Unrealized loss on derivative financial instruments, net of tax of $31	—	—	—	(89)	—	(89)
Tax payments related to stock-based awards	—	—	(168)	—	—	(168)
Net income	—	—	—	—	2,610	2,610
Balance at June 30, 2019	19,465	97	144,941	(222)	(12,343)	132,473
Stock-based compensation, net of shares withheld for tax payments	1	—	335	—	—	336
Unrealized loss on derivative financial instruments, net of tax of $9	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	(1,224)	(1,224)
Balance at September 30, 2019	19,466	$97	$145,276	$(247)	$(13,567)	$131,559

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(5,978)	$4,674
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,993	7,985
Gain on sale or disposal of Property, equipment and leasehold improvements	(8)	(549)
Deferred income taxes	(2,764)	(673)
Stock-based compensation	1,589	1,058
Lease expense	171	—
Other	(189)	206
Changes in operating assets and liabilities:
Accounts receivable, net	11,975	(676)
Inventories	(3,851)	(2,905)
Other current assets	(1,120)	2,360
Accounts payable and other accrued expenses	8,986	4,922
Deferred revenue	17,537	1,950
Accrued salaries, wages and payroll taxes	247	(1,128)
Refundable deposits	(114)	(560)
Net cash provided by operating activities	34,474	16,664

Cash flows from investing activities:
Expenditures for Property, equipment and leasehold improvements	(10,478)	(6,216)
Proceeds from sale of Property, equipment and leasehold improvements	55	22,998
Restricted cash from sale of Property, equipment and leasehold improvements	—	515
Business combinations and asset acquisitions	(274)	—
Net cash provided by (used in) investing activities	(10,697)	17,297

Cash flows from financing activities:
Proceeds from issuance of long-term debt	5,192	—
Principal payments on debt and finance lease obligations	(798)	(520)
Net repayments under revolving line of credit	(17,264)	(22,199)
Proceeds from issuances of common stock	—	427
Tax payments related to stock-based awards	(325)	(92)
Net cash used in financing activities	(13,195)	(22,384)
Increase in Cash, cash equivalents and restricted cash	10,582	11,577

Cash, cash equivalents and restricted cash:
Beginning of period	1,200	579
End of period	$11,782	$12,156
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,414	$396
Cash paid for income taxes, net	559	450
Cash paid for amounts included in measurement of lease liabilities	2,369	—
Supplemental disclosure of non-cash information:
Right-of-use assets obtained in exchange for operating lease obligations	$24,898	$—
Right-of-use assets obtained in exchange for finance lease obligations	2,538	—
Purchases of Property, equipment and leasehold improvements included in Accounts payable at end of period	937	205
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

Note 3. Cash, Cash Equivalents and Restricted Cash

We maintain cash balances with financial institutions that may exceed federally insured limits. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2019 and December 31, 2018, we did not have any cash equivalents.

As part of our cash management system, we use a controlled disbursement account to fund cash distribution checks presented for payment by the holder. Checks issued but not yet presented to banks may result in overdraft balances for accounting purposes. As of September 30, 2019 there were no bank overdrafts. As of December 31, 2018 there were $0.6 million of bank overdrafts included in Accounts payable on our Consolidated Balance Sheet. Changes in bank overdrafts from period to period are reported in the Consolidated Statements of Cash Flows as a component of operating activities within Accounts payable and Other accrued expenses.

Cash and cash equivalents that are restricted as to withdrawal or use under terms of certain contractual agreements are recorded in Cash, cash equivalents and restricted cash on our Consolidated Balance Sheets. As of September 30, 2019 we no longer had any restricted cash. Restricted cash of $0.5 million at December 31, 2018 represents funds held in an escrow account from the sale of our Woodinville brewery related to a lien; the lien was resolved in our favor and the restriction was removed in the third quarter of 2019.

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

Inventories consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Raw materials	$8,741	$7,146
Work in process	3,370	3,219
Finished goods	5,740	4,319
Packaging materials	2,486	891
Promotional merchandise	600	1,139
Brewpub food, beverages and supplies	563	502
	$21,500	$17,216
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

Lease-related liabilities consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Operating lease liabilities:
Current lease liabilities included in Other accrued expenses	$863	$—
Long-term lease liabilities	24,269	—
Total operating lease liabilities	25,132	—
Financing lease liabilities:
Current portion included in Current portion of long-term debt and finance lease obligations	391	477
Long-term portion of lease liabilities included in Long-term debt and finance lease obligations, net of current portion	879	1,101
Total financing lease liabilities	1,270	1,578
Total lease liabilities	$26,402	$1,578
Weighted-average remaining lease term:
Operating leases	25 years
Finance leases	4 years
Weighted-average discount rate:
Operating leases	4.72%
Finance leases	3.56%

Index

As of September 30, 2019, the maturities of our operating lease liabilities were as follows (in thousands):

Operating Leases
Remainder of 2019	$518
2020	2,002
2021	2,028
2022	2,091
2023	1,958
Thereafter	34,234
Total minimum lease payments	42,831
Less: present value adjustment	(17,699)
Operating lease liabilities	$25,132

As of September 30, 2019, the maturities of our finance lease liabilities were as follows (in thousands):

Finance Leases
Remainder of 2019	$180
2020	333
2021	266
2022	199
2023	199
Thereafter	199
Total minimum lease payments	1,376
Less: present value adjustment	(106)
Finance lease liabilities	$1,270

Components of lease cost were as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost(1)	$904	$2,642
Finance lease cost:
Amortization of right-of-use asset	42	127
Interest on lease liabilities	15	37
Sublease income	(69)	(138)
Total lease cost	$892	$2,668

(1) Includes short-term, month-to-month lease and variable lease costs, which were immaterial.

Index

Total future minimum lease payments as of December 31, 2018 consisted of (in thousands):

	Operating Lease Obligations	Capital Lease Obligations
2019	$11,208	$529
2020	1,937	333
2021	1,863	266
2022	1,793	199
2023	1,465	199
Thereafter	25,446	199
	$43,712	1,725
Amount representing interest		(148)
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

The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revisions, which may result in adjustments to the preliminary values recorded as of December 31, 2018. We expect to finalize these amounts during the fourth quarter of 2019.

Index

Note 7. Related Party Transactions

As of September 30, 2019 and December 31, 2018, Anheuser-Busch, LLC ("A-B") owned approximately 31.2% and 31.3%, respectively, of our outstanding common stock.

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

Transactions with A-B, Ambev, ABWI and ABC consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Gross sales to A-B and Ambev	$38,740	$41,737	$129,779	$129,588
International distribution fee earned from ABWI	812	850	2,436	2,550
International distribution fee from ABWI, recorded in Deferred revenue, net	19,188	650	17,564	1,950
Contract brewing fee earned from ABC	139	821	781	1,679
Margin fee paid to A-B, classified as a reduction of Sales	574	601	1,839	1,806
Inventory management and other fees paid to A-B, classified in Cost of sales	98	97	295	287
Media and other reimbursement from A-B, classified as a reduction of Selling, general and administrative expenses	—	192	—	192

Amounts due to or from A-B and ABWI were as follows (in thousands):

	September 30, 2019	December 31, 2018
Amounts due from A-B related to beer sales pursuant to the A-B distributor agreement	$12,631	$17,946
Amounts due from ABWI and A-B related to international distribution fee and media reimbursement	—	6,000
Refundable deposits due to A-B	(3,712)	(2,840)
Amounts due to A-B for services rendered	(6,725)	(5,140)
Net amount due from A-B and ABWI	$2,194	$15,966

Index

Transactions with Wynwood Brewing Co. ("Wynwood")
As of September 30, 2019 and December 31, 2018, Wynwood was a wholly owned subsidiary. During the nine-month period ended September 30, 2018, we owned a 24.5% interest in Wynwood. The carrying value of our investment was $2.0 million as of September 30, 2018.

Transactions with Wynwood prior to its becoming a wholly owned subsidiary consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Master distributor fee earned	$—	$3	$—	$22
Share of loss, classified as a component of Other income (expense), net	—	22	—	44
Refund of investment, classified as a reduction in the carrying value of the equity method investment	—	—	—	23

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

Three Months Ended September 30,		Nine Months Ended September 30,
2019	2018	2019	2018
$41	$41	$123	$123

We hold lease and sublease obligations for certain office space and the land underlying the brewery and pub location in Kona, Hawaii, with a company whose owners have a charitable foundation that owns more than 5% of our common stock. The sublease contracts expire on various dates through 2020, with an extension at our option for two five-year periods. We exercised our option to extend these leases commencing in September 2020. These leases are included in the ROU asset and lease liabilities recorded on our Consolidated Balance Sheets. Lease payments to this lessor were as follows (in thousands):

Three Months Ended September 30,		Nine Months Ended September 30,
2019	2018	2019	2018
$172	$145	$511	$435

Index

Note 8. Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Term loan, due September 30, 2023	$8,494	$8,823
Line of credit, due September 30, 2023	19,828	37,092
Secured borrowing, due June 21, 2026	5,030	—
	33,352	45,915
Less current portion, term loan and secured borrowing	(1,107)	(442)
	$32,245	$45,473

Credit Agreement
On October 10, 2018, we executed a First Amendment (the " First Amendment") to our Amended and Restated Credit Agreement with Bank of America, N.A. ("BofA") dated November 30, 2015 (the "Credit Agreement"). The Credit Agreement as amended by the First Amendment provides for a revolving line of credit (“Line of Credit”), including provisions for cash borrowings and up to $2.5 million notional amount of letters of credit, and a $10.8 million term loan (“Term Loan”). The primary changes effected by the First Amendment were to increase the maximum amount available under the Line of Credit from $40.0 million to $45.0 million and to extend the maturity date of the Line of Credit from November 30, 2020 to September 30, 2023, which is also the maturity date of the Term Loan. The maximum amount of the Line of Credit is subject to loan commitment reductions in the amount of $750,000 each quarter beginning March 31, 2020. The First Amendment also increased the limit on the total amount of investments that we may make in other craft brewers, other than the acquisition of all or substantially all of the assets or controlling ownership interests, from $5.0 million to $10.0 million. We may draw upon the Line of Credit for working capital and general corporate purposes.

As of September 30, 2019, we had $25.2 million in funds available to be drawn upon from our Line of Credit and $19.8 million of borrowings outstanding. At September 30, 2019, $8.5 million was outstanding under the Term Loan.

Under the Credit Agreement as in effect at September 30, 2019, interest accrues at an annual rate based on the London Inter-Bank Offered Rate (“LIBOR”) Daily Floating Rate plus a marginal rate. The marginal rate varies from 0.75% to 2.00% for the Line of Credit and Term Loan based on our funded debt ratio. At September 30, 2019, our marginal rate was 2.00%, resulting in an annual interest rate of 4.09%.

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

Effective May 7, 2019, we executed a Second Amendment to the Credit Agreement with BofA (the “Second Amendment”). EBITDA, as defined in the Second Amendment, includes certain adjustments specified in the Second Amendment. Per the Second Amendment, beginning July 1, 2019, and in each fiscal quarter thereafter, the maximum Consolidated Leverage Ratio is 3.50 to 1.00, as A-B did not make a Qualifying Offer as defined in the International Distribution Agreement. Effective September 25, 2019, we executed a Third Amendment to the Credit Agreement with BofA that allows us to net Consolidated Funded Indebtedness with Qualified Cash and Cash Equivalents on hand in an amount not to exceed $10 million, to arrive at Consolidated Net Funded Indebtedness.

The Credit Agreement as in effect at September 30, 2019 required us to satisfy the following financial covenants: (i) a Consolidated Leverage Ratio (defined as Consolidated Net Funded Indebtedness to Consolidated EBITDA) of up to 3.50 to 1.00 and (ii) a Fixed Charge Coverage Ratio of at least 1.20 to 1.00. Failure to maintain compliance with these covenants is an event of default and would give BofA the right to declare the entire outstanding loan balance immediately due and payable. At September 30, 2019, we were in compliance with all applicable contractual financial covenants of the Credit Agreement.

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

We have assessed our vulnerability to certain business and financial risks, including interest rate risk associated with our variable-rate long-term debt. To mitigate this risk, effective January 23, 2014, we entered into an interest rate swap contract with BofA for 75% of the term loan ("Term Loan") balance, to hedge the variability of interest payments associated with our variable-rate borrowings under our Term Loan with BofA. The Term Loan contract and the interest rate swap terminate on September 30, 2023. The Term Loan contract had a total notional value of $6.4 million as of September 30, 2019. Through this swap agreement, we pay interest at a fixed rate of 2.86% and receive interest at a floating-rate of the one-month LIBOR, which was 2.04% at September 30, 2019.

Since the interest rate swap hedges the variability of interest payments on variable rate debt with similar terms, it qualifies for cash flow hedge accounting treatment.

As of September 30, 2019, an unrealized net loss of $0.3 million was recorded in Accumulated other comprehensive income (loss) as a result of these hedges. The effective portion of the gain or loss on the derivatives is reclassified into Interest expense in the same period during which we record Interest expense associated with the related debt. There was no hedge ineffectiveness during the first nine months of 2019 or 2018.

The fair value of our derivative instruments recorded as a component of Other liabilities on our Consolidated Balance Sheets was as follows (in thousands):

	September 30, 2019	December 31, 2018
Fair value of interest rate swap liability	$(332)	$(116)

The effect of our interest rate swap contracts that were accounted for as a derivative instrument on our Consolidated Statements of Operations was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Three Months Ended September 30,
2019	$(34)	Interest expense	$10
2018	$52	Interest expense	$13

Nine Months Ended September 30,
2019	$(216)	Interest expense	$22
2018	$225	Interest expense	$52
See also Note 10.

Index

Note 10. Fair Value Measurements

Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The following table summarizes liabilities measured at fair value on a recurring basis (in thousands):

Fair Value at September 30, 2019	Level 1	Level 2	Level 3	Total
Interest rate swap	$—	$(332)	$—	$(332)

Fair Value at December 31, 2018
Interest rate swaps	$—	$(116)	$—	$(116)

We did not have any assets measured at fair value on a recurring basis at September 30, 2019 or December 31, 2018.

The fair value of our interest rate swaps was based on quarterly statements from the issuing bank. There were no changes to our valuation techniques during the nine months ended September 30, 2019.

We believe the carrying amounts of Cash, cash equivalents and restricted cash, Accounts receivable, Other current assets, Accounts payable, Accrued salaries, wages and payroll taxes, and Other accrued expenses are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

We had fixed-rate debt outstanding as follows (in thousands):

	September 30, 2019	December 31, 2018
Fixed-rate debt on Consolidated Balance Sheets	$6,300	$1,577
Estimated fair value of fixed-rate debt	6,576	1,591

We calculate the estimated fair value of our fixed-rate debt using a discounted cash flow methodology. Using estimated current interest rates based on a similar risk profile and duration (Level 2), the fixed cash flows are discounted and summed to compute the fair value of the debt.

Index

Note 11. Revenue Recognition

The following table disaggregates our Sales by major source (in thousands):

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Beer Related(1)	Brewpubs	Total	Beer Related(1)	Brewpubs	Total
Product sold through distributor agreements(2)	$42,667	$—	$42,667	$139,700	$—	$139,700
Alternating proprietorship and contract brewing fees(3)	381	—	381	1,581	—	1,581
International distribution fees	812	—	812	2,436	—	2,436
Brewpubs(4)	—	5,991	5,991	—	18,260	18,260
Other(5)	498	—	498	1,955	—	1,955
	$44,358	$5,991	$50,349	$145,672	$18,260	$163,932

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Beer Related(1)	Brewpubs	Total	Beer Related(1)	Brewpubs	Total
Product sold through distributor agreements(2)	$45,326	$—	$45,326	$139,141	$—	$139,141
Alternating proprietorship and contract brewing fees(3)	2,863	—	2,863	8,748	—	8,748
International distribution fees	850	—	850	2,550	—	2,550
Brewpubs(4)	—	6,166	6,166	—	18,278	18,278
Other(5)	434	—	434	2,260	—	2,260
	$49,473	$6,166	$55,639	$152,699	$18,278	$170,977

(1)
Beer Related sales include sales to A-B subsidiaries including Ambev, ABWI and ABC. Sales to wholesalers through the A-B distributor agreement in the three-month period ended September 30, 2019 and 2018 represented 77.7% and 76.9% of our Sales, respectively. Sales to wholesalers through the A-B distributor agreement in the nine-month period ended September 30, 2019 and 2018 represented 80.0% and 77.2% of our Sales, respectively.

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

As of September 30, 2019, we had receivables related to contracts with customers of $18.4 million, net of the allowance for doubtful accounts of $25,000. As of December 31, 2018, we had receivables related to contracts with customers of $30.0 million, net of the allowance for doubtful accounts of $25,000.

Index

As of September 30, 2019 and December 31, 2018, contract liabilities, which consisted of obligations associated with our gift card programs, were $0.2 million and $0.4 million, respectively, and were included in Other accrued expenses on the Consolidated Balance Sheets.

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

We entered into an International Distribution Agreement ("IDA") with A-B for the rights to serve as our exclusive distributor in international territories defined by the IDA for a 10-year period. The IDA represents a single international license to all territories defined in the IDA. Revenue is recognized on a straight-line basis over the 10-year term of the agreement. In accordance with ASC 606, we evaluate the factors used in our estimates of variable consideration to be received under contracts on a quarterly basis. We estimate variable consideration as the most likely amount to which we expect to be entitled. During the third quarter of 2019, we received the final payment under the IDA which resulted in total consideration received of $34.0 million. We consider the 10-year contractual term of the IDA as the most likely term of the agreement and will recognize the revenue from these payments over that period. We believe that the possibility of a significant reversal of cumulative revenue recognized from this agreement under this conclusion is remote. Under the IDA, A-B has the right to issue purchase orders to distribute product in international territories defined by the IDA. Each purchase order placed under the IDA is a distinct performance obligation. The transaction price for each performance obligation is a sales-based royalty, which is recognized as revenue in accordance with the sales-based royalty exception. Accordingly, royalty revenue is recognized as the variability associated with the royalty is resolved, which is upon A-B's subsequent sale of our product.

In cases where all conditions to a sale are not met at the time of sale, revenue recognition is deferred until all conditions are met. As of December 31, 2018, Deferred revenue on our Consolidated Balance Sheets included $6.0 million related to the IDA. On August 23, 2019, ABC announced it would not make a Qualifying Offer and we received a one-time incentive payment in the amount of $20.0 million on that date as required by the terms of the IDA. For the nine months ended September 30, 2019, we recognized $2.4 million as Sales, resulting in Deferred revenue of $23.6 million at September 30, 2019. We expect to recognize an additional $0.8 million of Deferred revenue as Sales in the remainder of 2019, $3.2 million in 2020, and $19.5 million thereafter.

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

Net sales, Gross profit and gross margin information by segment was as follows (dollars in thousands):

	Three Months Ended September 30,
2019	Beer Related	Brewpubs	Total
Net sales	$41,170	$5,991	$47,161
Gross profit	$12,692	$612	$13,304
Gross margin	30.8%	10.2%	28.2%

2018
Net sales	$46,723	$6,166	$52,889
Gross profit	$16,261	$438	$16,699
Gross margin	34.8%	7.1%	31.6%

	Nine Months Ended September 30,
2019	Beer Related	Brewpubs	Total
Net sales	$136,452	$18,260	$154,712
Gross profit	$50,876	$1,898	$52,774
Gross margin	37.3%	10.4%	34.1%

2018
Net sales	$143,921	$18,278	$162,199
Gross profit	$52,913	$984	$53,897
Gross margin	36.8%	5.4%	33.2%

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

Sales to wholesalers through the A-B distributor agreement represented the following percentage of our Sales:

Three Months Ended September 30,		Nine Months Ended September 30,
2019	2018	2019	2018
77.7%	76.9%	80.0%	77.2%

Receivables from A-B and ABWI represented the following percentage of our Accounts receivable balance:

September 30, 2019	December 31, 2018
68.8%	79.8%

Index

Note 13. Significant Stock-Based Plan Activity and Stock-Based Compensation

Stock-Based Compensation
Stock-based compensation expense was recognized in our Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of sales	$(3)	$42	$79	$108
Selling, general and administrative expense	339	329	1,510	950
Total stock-based compensation expense	$336	$371	$1,589	$1,058

At September 30, 2019, we had total unrecognized stock-based compensation expense of $1.8 million, which will be recognized over the weighted average remaining vesting period of 2.0 years.

Note 14. Earnings Per Share

The reconciliation between the number of shares used for the basic and diluted per share calculations, as well as other related information, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average common shares used for basic EPS	19,466	19,370	19,435	19,338
Dilutive effect of stock-based awards	—	175	—	187
Shares used for diluted EPS	19,466	19,545	19,435	19,525

Stock-based awards not included in diluted per share calculations as they would be antidilutive	71	—	65	—

Note 15. Commitments and Contingencies

The disclosure of purchase commitments in these consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2018. The disclosures below relate to legal commitments with significant events occurring during the nine months ended September 30, 2019.

General
We are subject to various claims and pending or threatened lawsuits in the normal course of business. Although we do not anticipate that the resolution of legal proceedings arising in the normal course of business or the proceeding described below will have a material adverse effect on our financial position, results of operations or cash flows, we cannot predict this with certainty.

Legal
On February 28, 2017 and March 6, 2017, respectively, two lawsuits, Sara Cilloni and Simone Zimmer v. Craft Brew Alliance, Inc., and Theodore Broomfield v. Kona Brewing Co. LLC, Kona Brew Enterprises, LLP, Kona Brewery LLC, and Craft Brew Alliance, Inc., were filed in the United States District Court for the Northern Division of California. On April 7, 2017, the two lawsuits were consolidated into a single complaint under the Broomfield case. The lawsuit alleges that the defendants misled customers regarding the state in which Kona Brewing Company beers are manufactured. On April 28, 2017, we filed a motion to dismiss the complaint, which was granted in part and denied in part on September 1, 2017. On September 26, 2018, the Court granted Plaintiffs’ motion for class certification, forming a class of persons within the state of California who purchased certain Kona Brewing Company products within the relevant statute of limitations period. Our motion for reconsideration was denied on October 16, 2018. On May 30, 2019, we announced our entry into a definitive settlement agreement, which received preliminary approval from the Court on June 14, 2019. We recorded a charge of $4.7 million on a pre-tax basis in the quarter ended March 31, 2019, based on our estimate of the probable costs of settling the litigation. The settlement claims period ended October 7, 2019. The total cost of settling the litigation is not expected to be materially in excess of $4.7 million.

Index

Note 16. Subsequent Events

On November 11, 2019, Craft Brew Alliance, Inc., a Washington corporation (the “Company”), Anheuser-Busch Companies, LLC, a Delaware limited liability company (“A-B”), and Barrel Subsidiary, Inc., a Washington corporation and wholly owned subsidiary of A-B (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Agreement”), pursuant to which Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving entity in the Merger as a direct subsidiary of A-B. A-B, which currently owns 31.2% of the outstanding shares of the Company’s common stock, has agreed to acquire the remaining outstanding shares for $16.50 per share in cash (the “Merger Consideration”). The Agreement provides that, at the Effective Time, each then outstanding option to purchase Shares (a “Company Option”), whether vested or unvested, shall, automatically and without any action on the part of the holder thereof, fully vest (to the extent unvested) and shall be cancelled and converted into the right to receive (without interest) an amount in cash equal to the product of (i) the number of Shares subject to the Company Option immediately prior to the Effective Time multiplied by (ii) the excess, if any, of (A) the Merger Consideration over (B) the exercise price per Share of such Company Option. In addition, each then outstanding restricted stock unit award corresponding to Shares (a “Company RSU Award”) shall, automatically and without any required action on the part of the holder thereof, be cancelled and converted into the right to receive (without interest) an amount in cash equal to the product of (i) the number of Shares subject to such Company RSU Award (which number, for any performance-based Company RSU Awards, shall equal (x) for Company RSU Awards for the 2017-2019 performance cycle, thirty-three percent of the number of Shares that would be earned based on target performance and (y) for Company RSU Awards for the 2018-2020 and 2019-2021 performance cycles, one hundred percent of the number of Shares that would be earned on target performance), multiplied by (ii) the Merger Consideration. Completion of the transaction is contingent on the satisfaction of customary closing conditions, including approval by a majority of the outstanding shares held by shareholders not affiliated with A-B and certain regulatory approvals. The transaction is expected to close in 2020.

Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q includes forward-looking statements. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “may,” “plan” and similar expressions or their negatives identify forward-looking statements, which generally are not historical in nature. These statements are based upon assumptions and projections that we believe are reasonable, but are by their nature inherently uncertain. Many possible events or factors could affect our future financial results and performance, and could cause actual results or performance to differ materially from those expressed, including those risks and uncertainties described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Annual Report”), and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”). Certain forward-looking statements are subject to the anticipated occurrence and timing of the closing of the merger transaction pursuant to which Anheuser-Busch Companies, LLC, is expected to acquire Craft Brew Alliance, Inc. Caution should be taken not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report.

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

Index

Following is a summary of our financial results:

Nine Months Ended September 30,	Net sales	Net income (loss)	Number of barrels sold
2019	$154.7 million	$(6.0) million	585,400
2018	$162.2 million	$4.7 million	587,400

Results of Operations

The following table sets forth, for the periods indicated, certain information from our Consolidated Statements of Operations expressed as a percentage of Net sales(1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sales	106.8%	105.2%	106.0%	105.4%
Less excise taxes	(6.8)	(5.2)	(6.0)	(5.4)
Net sales	100.0	100.0	100.0	100.0
Cost of sales	71.8	68.4	65.9	66.8
Gross profit	28.2	31.6	34.1	33.2
Selling, general and administrative expenses	34.9	31.6	39.7	29.2
Operating income (loss)	(6.7)	—	(5.6)	4.1
Interest expense	(1.3)	(0.2)	(0.9)	(0.2)
Other income (expense), net	0.1	—	—	—
Income (loss) before income taxes	(8.0)	(0.3)	(6.5)	3.9
Income tax provision (benefit)	(5.4)	(0.4)	(2.6)	1.0
Net income (loss)	(2.6)%	0.1%	(3.9)%	2.9%

(1)	Percentages may not add due to rounding.

Index

Segment Information
Net sales, Gross profit and Gross margin information by segment was as follows (dollars in thousands):

	Three Months Ended September 30,
2019	Beer Related	Brewpubs	Total
Net sales	$41,170	$5,991	$47,161
Gross profit	$12,692	$612	$13,304
Gross margin	30.8%	10.2%	28.2%

2018
Net sales	$46,723	$6,166	$52,889
Gross profit	$16,261	$438	$16,699
Gross margin	34.8%	7.1%	31.6%

	Nine Months Ended September 30,
2019	Beer Related	Brewpubs	Total
Net sales	$136,452	$18,260	$154,712
Gross profit	$50,876	$1,898	$52,774
Gross margin	37.3%	10.4%	34.1%

2018
Net sales	$143,921	$18,278	$162,199
Gross profit	$52,913	$984	$53,897
Gross margin	36.8%	5.4%	33.2%

Index

Sales by Category
Sales by category were as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar
Sales by Category	2019	2018	Change	% Change
A-B and A-B related(1)	$39,117	$42,807	$(3,690)	(8.6)%
Contract brewing and beer related(2)	5,241	6,666	(1,425)	(21.4)%
Excise taxes	(3,188)	(2,750)	(438)	15.9%
Net beer related sales	41,170	46,723	(5,553)	(11.9)%
Brewpubs(3)	5,991	6,166	(175)	(2.8)%
Net sales	$47,161	$52,889	$(5,728)	(10.8)%

	Nine Months Ended September 30,		Dollar
Sales by Category	2019	2018	Change	% Change
A-B and A-B related(1)	$131,157	$132,011	$(854)	(0.6)%
Contract brewing and beer related(2)	14,515	20,688	(6,173)	(29.8)%
Excise taxes	(9,220)	(8,778)	(442)	5.0%
Net beer related sales	136,452	143,921	(7,469)	(5.2)%
Brewpubs(3)	18,260	18,278	(18)	(0.1)%
Net sales	$154,712	$162,199	$(7,487)	(4.6)%

(1)
A-B and A-B related includes domestic and international sales of our owned brands sold through A-B and Ambev, as well as non-owned brands sold pursuant to master distribution agreements in 2018, fees earned pursuant to the Brewing Agreement with Anheuser-Busch Companies, LLC ("ABC"), and the international distribution fees earned from ABWI.

(2)	Beer related includes international sales of our beers, and brands, not sold through A-B or Ambev, as well as fees earned through alternating proprietorship agreements during 2018.

(3)	Brewpubs sales include sales of promotional merchandise and sales of beer directly to customers.

Shipments by Category
Shipments by category were as follows (in barrels):

Three Months Ended September 30,	2019 Shipments	2018 Shipments	Increase (Decrease)	% Change	Change in Depletions(1)
A-B and A-B related(2)	159,200	170,000	(10,800)	(6.4)%	2%
Contract brewing and beer related(3)	24,100	24,000	100	0.4%
Brewpubs	2,100	1,800	300	16.7%
Total	185,400	195,800	(10,400)	(5.3)%

Nine Months Ended September 30,	2019 Shipments	2018 Shipments	Increase (Decrease)	% Change	Change in Depletions(1)
A-B and A-B related(2)	515,300	514,800	500	0.1%	0%
Contract brewing and beer related(3)	64,200	67,000	(2,800)	(4.2)%
Brewpubs	5,900	5,600	300	5.4%
Total	585,400	587,400	(2,000)	(0.3)%

(1)	Change in depletions reflects the year-over-year change in barrel volume sales of beer by wholesalers to retailers.

(2)
A-B and A-B related includes domestic and international shipments of our owned brands distributed through A-B and Ambev, as well as non-owned brands distributed pursuant to master distribution agreements in 2018 and shipments pursuant to the Brewing Agreement with ABC.

(3)	Beer related includes international shipments of our beers, and shipments of our newly acquired brands, in each case not distributed through A-B or Ambev.

Index

The decrease in sales to A-B and A-B related in the three-month period ended September 30, 2019 compared to the same period of 2018 was primarily due to decreases in shipment volume, increases in promotional programming, partially offset by increases in average unit pricing. International distribution fees earned were $0.8 million in the three-month period ended September 30, 2019 and $0.9 million in the same period of 2018. The decrease in sales to A-B and A-B related in the nine-month period ended September 30, 2019 compared to the same period of 2018 was primarily due to increased promotional programming, partially offset by increases in average unit pricing and shipments. International distribution fees earned were $2.4 million in the nine-month period ended September 30, 2019 and $2.6 million in the same period of 2018.

The decreases in Contract brewing and beer related sales in the three and nine-month periods ended September 30, 2019 compared to the same periods of 2018 were primarily due to no longer receiving alternating proprietorship fees as a result of the acquisitions of Appalachian Mountain Brewing, Cisco Brewers and Wynwood Brewing in late 2018, as well as decreases in contract brewing shipment volumes, partially offset by sales of our newly acquired brands distributed outside the A-B distribution network. International shipment volumes decreased slightly in the nine-month period ended September 30, 2019 compared to the same period of 2018.

Brewpubs sales decreased slightly, or were relatively flat, in the three and nine-month periods ended September 30, 2019 compared to the same periods of 2018, primarily due to ceasing operations at our Portsmouth brewpub and leasing it to the founders of Cisco, which occurred at the beginning of April 2019, as well as the closure of the Portland taproom, which occurred at the end of January 2019, partially offset by the inclusion of the results of our newly acquired AMB and Wynwood brewpub operations, as well as increased sales at our Kona brewpub located on Hawaii's Big Island.

Shipments by Brand
The following table sets forth a comparison of shipments by brand (in barrels):

Three Months Ended September 30,	2019 Shipments	2018 Shipments	Increase (Decrease)	% Change	Change in Depletions
Kona	119,400	120,100	(700)	(0.6)%	7%
Widmer Brothers	21,300	24,600	(3,300)	(13.4)%	(9)%
Redhook	15,300	16,200	(900)	(5.6)%	(10)%
Omission	10,900	11,400	(500)	(4.4)%	(8)%
All other(1)	16,400	14,500	1,900	13.1%	5%
Total(2)	183,300	186,800	(3,500)	(1.9)%	2%

Nine Months Ended September 30,	2019 Shipments	2018 Shipments	Increase (Decrease)	% Change	Change in Depletions
Kona	384,900	360,100	24,800	6.9%	6%
Widmer Brothers	70,300	76,800	(6,500)	(8.5)%	(12)%
Redhook	47,100	55,200	(8,100)	(14.7)%	(17)%
Omission	31,100	34,500	(3,400)	(9.9)%	(9)%
All other(1)	42,600	39,500	3,100	7.8%	3%
Total(2)	576,000	566,100	9,900	1.7%	0%

(1)
All other includes the shipments and depletions from our Square Mile brand family, as well as the previously non-owned AMB, Cisco Brewers, and Wynwood brand families, shipped by us pursuant to distribution agreements.

(2)	Total shipments by brand include international shipments and exclude shipments produced under our contract brewing arrangements.

The slight decrease in our Kona brand shipments in the three-month period ended September 30, 2019 compared to the same period of 2018 was primarily led by the decrease in shipments of Hanalei Island IPA and Longboard Lager brands, partially offset by increased shipments of Gold Cliff IPA and Big Wave Golden Ale brands. The increase in our Kona brand shipments in the nine-month period ended September 30, 2019 compared to the same period of 2018 was primarily led by continued demand for Big Wave Golden Ale and increased shipments of Gold Cliff IPA.

The decreases in our Widmer Brothers brand shipments in the three and nine-month periods ended September 30, 2019 compared to the same periods of 2018 were primarily due to decreases in Hefeweizen brand shipments.

Index

Redhook brand shipments decreased in the three and nine-month periods ended September 30, 2019 compared to the same periods of 2018, primarily due to decreases in Longhammer IPA and ESB brand shipments, partially offset by increases in Big Ballard IPA shipments.

Omission brand shipments decreased in the three and nine-month periods ended September 30, 2019 compared to the same periods of 2018, primarily due to decreases in shipments of the Pale Ale, Lager and IPA brands, partially offset by shipments of our newly released seltzer and increased shipments in the Ultimate Light brand.

The increases in All other shipments in the three and nine-month periods ended September 30, 2019 compared to the same periods of 2018 were primarily due to increases in shipments of our newly acquired Wynwood and AMB brands, partially offset by a decrease in shipments of Cisco Brewers brands in the nine-month period.

Shipments by Package
The following table sets forth a comparison of our shipments by package, excluding shipments produced under our contract brewing arrangements (in barrels):

	Three Months Ended September 30,
	2019		2018
	Shipments	% of Total	Shipments	% of Total
Draft	41,400	22.6%	43,500	23.3%
Packaged	141,900	77.4%	143,300	76.7%
Total	183,300	100.0%	186,800	100.0%

	Nine Months Ended September 30,
	2019		2018
	Shipments	% of Total	Shipments	% of Total
Draft	130,000	22.6%	132,500	23.4%
Packaged	446,000	77.4%	433,600	76.6%
Total	576,000	100.0%	566,100	100.0%

The shifts in package mix from draft to packaged in the three and nine-month periods ended September 30, 2019 compared to the same periods of 2018 were primarily due to the continued competition for on-premise draft sales, as well as the continued success of our Kona brand family, which is more heavily weighted to packaged sales.

Cost of Sales
Cost of sales includes purchased raw and component materials, direct labor, overhead and shipping costs.

Information regarding Cost of sales was as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar
	2019	2018	Change	% Change
Beer Related	$28,478	$30,462	$(1,984)	(6.5)%
Brewpubs	5,379	5,728	(349)	(6.1)%
Total	$33,857	$36,190	$(2,333)	(6.4)%

	Nine Months Ended September 30,		Dollar
	2019	2018	Change	% Change
Beer Related	$85,576	$91,008	$(5,432)	(6.0)%
Brewpubs	16,362	17,294	(932)	(5.4)%
Total	$101,938	$108,302	$(6,364)	(5.9)%

The decreases in Beer Related Cost of sales in the three and nine-month periods ended September 30, 2019 compared to the same periods of 2018 were primarily due to decreases in Beer Related Cost of sales on a per barrel basis. The decreases in our Beer Related Cost of sales on a per barrel basis were primarily due to cost savings related to no longer having alternating proprietorship material costs as a result of the acquisitions of the AMB, Cisco and Wynwood brands, as well as the lower cost of having a portion

Index

of our beer produced by A-B in its Fort Collins, Colorado brewery. These decreases were partially offset by increases in brewery costs on a per barrel basis due to higher fixed overhead related to our newly acquired breweries in Boone, North Carolina and Miami, Florida.

The decreases in Brewpubs Cost of sales in the three and nine-month periods ended September 30, 2019 compared to the same periods of 2018 were primarily due to ceasing operations and leasing of our Portsmouth brewpub to the founders of Cisco, and the closure of the Portland taproom, partially offset by the costs related to operating our newly acquired AMB and Wynwood brewpub operations.

Capacity Utilization
Capacity utilization is calculated by dividing total shipments by approximate working capacity and was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Capacity Utilization	54%	59%	55%	59%

Our capacity utilization declined in the three and nine-month periods ended September 30, 2019 compared to the same periods of 2018 due to a larger percentage of our beer being brewed by ABCS as part of our contract brewing relationship and evolving brewery footprint.

Gross Profit
Information regarding Gross profit was as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar
	2019	2018	Change	% Change
Beer Related	$12,692	$16,261	$(3,569)	(21.9)%
Brewpubs	612	438	174	39.7%
Total	$13,304	$16,699	$(3,395)	(20.3)%

	Nine Months Ended September 30,		Dollar
	2019	2018	Change	% Change
Beer Related	$50,876	$52,913	$(2,037)	(3.8)%
Brewpubs	1,898	984	914	92.9%
Total	$52,774	$53,897	$(1,123)	(2.1)%

Gross profit as a percentage of Net sales, or gross margin, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Beer Related	30.8%	34.8%	37.3%	36.8%
Brewpubs	10.2%	7.1%	10.4%	5.4%
Overall	28.2%	31.6%	34.1%	33.2%

The decreases in Beer Related Gross profit in the three and nine-month periods ended September 30, 2019, and in gross margin in the three-month period ended September 30, 2019 in each case compared to the same period of 2018 were primarily due to decreases in shipment volume and increases in brewery costs due to higher fixed overhead related to our newly acquired breweries in Boone, North Carolina and Miami, Florida, partially offset by cost savings related to no longer having alternating proprietorship material costs, and the lower costs related to having a portion of our beer produced by A-B in Fort Collins. The increase in Beer Related gross margin in the nine-month period ended September 30, 2019 compared to the same period of 2018 was primarily due to cost savings related to no longer having alternating proprietorship material costs, and the lower costs related to having a portion of our beer produced by A-B in Fort Collins, partially offset by a decrease in shipment volume.

The increases in Brewpubs Gross profit and gross margin in the three and nine-month periods ended September 30, 2019 compared to the same periods of 2018 were primarily due to the net results of our newly acquired AMB and Wynwood brewpub operations, partially offset by declines in our Portsmouth brewpub, which is being leased to the founders of Cisco beginning in April 2019.

Index

Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) include compensation and related expenses for our sales and marketing activities, management, legal and other professional and administrative support functions.

Information regarding SG&A was as follows (dollars in thousands):

	Three Months Ended September 30,		Dollar
	2019	2018	Change	% Change
Selling, general and administrative expenses	$16,465	$16,712	$(247)	(1.5)%
As a % of Net sales	34.9%	31.6%

	Nine Months Ended September 30,		Dollar
	2019	2018	Change	% Change
Selling, general and administrative expenses	$61,411	$47,317	$14,094	29.8%
As a % of Net sales	39.7%	29.2%

SG&A was relatively constant for the three-month period ended September 30, 2019 compared to the same period of 2018.

The increase in SG&A for the nine-month period ended September 30, 2019 compared to the same period of 2018 was primarily due to an increase in creative and media spend related to our Kona marketing campaign, including our first national campaign during the NCAA's basketball tournament, March Madness, of $6.9 million, and a $4.7 million charge based on our current estimate of the probable costs of settling the litigation related to the Kona class action lawsuit, as well as increases in employee related costs. See Note 15 of Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report.

Interest Expense
Information regarding Interest expense was as follows (dollars in thousands):

Three Months Ended September 30,		Dollar
2019	2018	Change	% Change
$616	$107	$509	475.7%

Nine Months Ended September 30,		Dollar
2019	2018	Change	% Change
$1,428	$348	$1,080	310.3%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Average debt outstanding	$44,629	$10,665	$45,743	$13,056
Average interest rate	5.43%	3.52%	4.10%	3.02%

The increases in Interest expense in the three and nine-month periods ended September 30, 2019 compared to the same periods of 2018 were primarily due to increases in our average debt outstanding. The increases in our average debt outstanding were due to borrowing on our line of credit to facilitate the acquisitions that were completed in the three-month period ended December 31, 2018.

Income Tax Provision (Benefit)
Our effective income tax rate was 40.3% benefit for the first nine months of 2019 and 25.5% expense in the first nine months of 2018. The effective income tax rates reflect the impact of non-deductible expenses (primarily meals and entertainment expenses), state and local taxes and tax credits. A tax credit study was completed and the benefit was recognized in the third quarter of 2019.  The study resulted in a benefit of approximately 14%, which is reflected within the 40.3% effective income tax rate.

Index

Liquidity and Capital Resources

We have required capital primarily for the construction and development of our production breweries, to support our brewery footprint evolution, and to fund our working capital needs. Historically, we have financed our capital requirements through cash flows from operations, bank borrowings and the sale of common and preferred stock. We anticipate meeting our obligations for the twelve months beginning October 1, 2019 primarily from cash on hand, cash flows generated from operations and borrowing under our line of credit as the need arises. Capital resources available to us at September 30, 2019 included $11.8 million of Cash and cash equivalents and $25.2 million available under our revolving credit facility.

At September 30, 2019 and December 31, 2018, we had $14.0 million and $13.7 million of working capital, respectively, and our debt as a percentage of total capitalization (total debt and common shareholders’ equity) was 20.8% and 25.8%, respectively.

A summary of our cash flow information was as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$34,474	$16,664
Net cash provided by (used in) investing activities	(10,697)	17,297
Net cash used in financing activities	(13,195)	(22,384)
Increase in Cash, cash equivalents and restricted cash	$10,582	$11,577

Cash provided by operating activities of $34.5 million in the first nine months of 2019 resulted from our Net loss of $6.0 million, offset by net non-cash expenses of $6.8 million and changes in our operating assets and liabilities as discussed in more detail below.

Accounts receivable, net, decreased $11.6 million to $18.4 million at September 30, 2019 compared to $30.0 million at December 31, 2018. This decrease was primarily due to a decrease of $11.3 million in our receivable from A-B and ABWI, which totaled $12.6 million at September 30, 2019. Amounts due from ABWI related to the international distribution fee decreased by $6.0 million and our receivable from A-B decreased $5.3 million due to the timing of receipts and decreased shipments. Historically, we have not had collection problems related to our accounts receivable.

Inventories increased $4.3 million to $21.5 million at September 30, 2019 compared to $17.2 million at December 31, 2018. The increase was primarily due to an increase in raw materials as we purchased hops under raw material contracts and an increase in finished goods as a result of the timing of shipments in the fourth quarter of 2018 and third quarter of 2019, and seasonality.

Accounts payable increased $1.9 million to $19.5 million at September 30, 2019 compared to $17.6 million at December 31, 2018, primarily due to timing of payments for raw and component materials, marketing and capital expenditures.

Deferred revenue increased $17.6 million to $23.6 million at September 30, 2019 compared to $6.0 million at December 31, 2018, primarily due to the receipt of a $20.0 million one-time incentive payment from ABC as required by the terms of the International Distribution Agreement.

Capital expenditures of $10.5 million in the first nine months of 2019 were primarily directed to beer production capacity and efficiency improvements. As of September 30, 2019, we had an additional $0.9 million of expenditures recorded in Accounts payable on our Consolidated Balance Sheets, compared to $3.1 million at December 31, 2018. Beginning in 2015 through expected completion in early 2020, we are investing approximately $20 million in a new Kona brewery. We anticipate total capital expenditures of approximately $13.0 million to $17.0 million in 2019 primarily for our new Kona brewery and the addition of a new can line in our Portland brewery to address consumer demand.

Index

Credit Agreement
On October 10, 2018, we executed a First Amendment (the " First Amendment") to our Amended and Restated Credit Agreement with Bank of America, N.A. ("BofA") dated November 30, 2015 (as amended, the "Credit Agreement"). The Credit Agreement as amended by the First Amendment provides for a revolving line of credit (“Line of Credit”), including provisions for cash borrowings and up to $2.5 million notional amount of letters of credit, and a $10.8 million term loan (“Term Loan”). The primary changes effected by the First Amendment were to increase the maximum amount available under the Line of Credit from $40.0 million to $45.0 million and to extend the maturity date of the Line of Credit from November 30, 2020 to September 30, 2023, which is also the maturity date of the Term Loan. The maximum amount of the Line of Credit is subject to loan commitment reductions in the amount of $750,000 each quarter beginning March 31, 2020. The First Amendment also increased the limit on the total amount of investments that we may make in other craft brewers, other than the acquisition of all or substantially all of the assets or controlling ownership interests, from $5.0 million to $10.0 million. We may draw upon the Line of Credit for working capital and general corporate purposes.

As of September 30, 2019, we had $25.2 million in funds available to be drawn upon from our Line of Credit and $19.8 million of borrowings outstanding. At September 30, 2019, $8.5 million was outstanding under the Term Loan.

Under the Credit Agreement as in effect at September 30, 2019, interest accrues at an annual rate based on the London Inter-Bank Offered Rate (“LIBOR”) Daily Floating Rate plus a marginal rate. The marginal rate varies from 0.75% to 2.00% for the Line of Credit and Term Loan based on our funded debt ratio. At September 30, 2019, our marginal rate was 2.00%, resulting in an annual interest rate of 4.09%.

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

Effective May 7, 2019, we executed a Second Amendment to the Credit Agreement with BofA (the “Second Amendment”). EBITDA, as defined in the Second Amendment, includes certain adjustments specified in the Second Amendment. Per the Second Amendment, beginning July 1, 2019, and in each fiscal quarter thereafter, the maximum Consolidated Leverage Ratio is 3.50 to 1.00, as A-B did not make a Qualifying Offer as defined in the International Distribution Agreement. Effective September 25, 2019, we executed a Third Amendment to the Credit Agreement with BofA that allows us to net Consolidated Funded Indebtedness with Qualified Cash and Cash Equivalents on hand in an amount not to exceed $10 million, to arrive at Consolidated Net Funded Indebtedness.

The Credit Agreement as in effect at September 30, 2019 required us to satisfy the following financial covenants: (i) a Consolidated Leverage Ratio (defined as Consolidated Net Funded Indebtedness to Consolidated EBITDA) of up to 3.50 to 1.00 and (ii) a Fixed Charge Coverage Ratio of at least 1.20 to 1.00. Failure to maintain compliance with these covenants is an event of default and would give BofA the right to declare the entire outstanding loan balance immediately due and payable. At September 30, 2019, we were in compliance with all applicable contractual financial covenants of the Credit Agreement.

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

Changes in Internal Control Over Financial Reporting
During the third quarter of 2019, there were no changes in our internal control over financial reporting identified in connection with the above evaluation required by Exchange Act Rule 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 15 of Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report.

Item 1A. Risk Factors

There have been no changes in our reported risk factors since the filing of our 2018 Annual Report on Form 10-K, which was filed with the SEC on March 6, 2019.

Item 6. Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

10.1	Third Amendment to Amended and Restated Credit Agreement dated September 25, 2019 between Craft Brew Alliance, Inc. and Bank of America, N.A.
31.1	Certification of Chief Executive Officer of Craft Brew Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer of Craft Brew Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
32.1*	Certification pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
99.1*	Press Release dated November 12, 2019
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished herewith

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAFT BREW ALLIANCE, INC.

November 12, 2019	By:	/s/ Edwin A. Smith
Edwin A. Smith
Corporate Controller and Principal Accounting Officer