Form 10-K
period 2019-12-31
CRAFT BREW ALLIANCE, INC.
filed 2020-03-11
CIK 892222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K
_____________________________
 ☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2019
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

The aggregate market value of the common equity held by non-affiliates of the registrant as of the last day of the registrant’s most recently completed second quarter (based upon the closing price of the registrant’s common stock on June 28, 2019, as reported by the NASDAQ Stock Market, of $13.99 per share) was $177,893,007.

The number of shares outstanding of the registrant’s common stock as of March 5, 2020 was 19,505,106 shares.

Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for the 2020 Annual Shareholders’ Meeting are incorporated by reference into Part III.

CRAFT BREW ALLIANCE, INC.
2019 FORM 10-K ANNUAL REPORT

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

PART I

Item 1. Business

Overview

Craft Brew Alliance, Inc. ("CBA") is the seventh largest craft brewing company in the U.S. and a leader in brewing, branding, and bringing to market world-class American craft beers and beverages.

Our distinctive portfolio combines the power of Kona Brewing Co., one of the top craft beer brands in the world, with strong regional breweries and innovative lifestyle brands, Appalachian Mountain Brewery ("AMB"), Cisco Brewers, Omission Brewing Co., Redhook Brewery, Square Mile Cider Co., Widmer Brothers Brewing, and Wynwood Brewing Co. We nurture the growth and development of our brands in today’s increasingly competitive beer market through our state-of-the-art brewing and distribution capability, integrated sales and marketing infrastructure, and strong focus on innovation, local community and sustainability.

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

We proudly brew and package our craft beers in three company-owned production breweries located in Portland, Oregon; Portsmouth, New Hampshire; and Kailua-Kona, Hawaii. In 2019, we continued to leverage our contract brewing agreement with A-B Commercial Strategies, LLC (“ABCS”), an affiliate of Anheuser-Busch, LLC (“A-B”), through which we brew select CBA brands in A-B’s Fort Collins, Colorado brewery. Additionally, we own and operate five innovation breweries in Portland, Oregon; Seattle, Washington; Portsmouth, New Hampshire; Boone, North Carolina; and Miami, Florida, which are primarily used for small-batch production and limited-release beers offered primarily in our brewpubs and brands’ home markets.

We distribute our beers to retailers through wholesalers that are aligned with the A-B network. These sales are made pursuant to a Master Distributor Agreement (the “A-B Distributor Agreement”) with A-B, which extends through 2028. As a result of this distribution arrangement, we believe that, under alcohol beverage laws in a majority of states, these wholesalers would own the exclusive right to distribute our beers in their respective markets if the A-B Distributor Agreement expires or is terminated. As competition puts increasing pressure on craft brands outside of their home markets, in 2019 we invested in accelerating Kona’s growth through our first-ever national marketing campaign, expanded distribution of our newly acquired brands Appalachian Mountain Brewery, Cisco Brewers, and Wynwood Brewing Co. across their respective home markets of North Carolina, New

Index

England, and South Miami, and continued our efforts to stabilize and strengthen Widmer Brothers and Redhook in the Pacific Northwest, which is a mature craft beer market.

Separate from our A-B wholesalers, we maintain an internal independent sales and marketing organization with resources across the key functions of brand management, field marketing, field sales, and national retail sales.

On November 11, 2019, CBA and Anheuser-Busch Companies, LLC ("ABC") jointly announced an agreement to expand their partnership, with ABC agreeing to purchase the remaining CBA shares it does not currently own in a merger transaction for $16.50 per share, in cash. ABC was formed in 1979 as the holding company of A-B. The transaction represents an exciting next step in a long and successful partnership between the two companies that traces back over 25 years. The transaction is subject to customary closing conditions, including approval by a majority of CBA’s shareholders not affiliated with ABC and certain regulatory approvals. For additional information about the merger transaction, see "Agreement and Plan of Merger" on page 11 of this report.

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

Publicly traded on NASDAQ under the ticker symbol BREW, Craft Brew Alliance is headquartered in Portland, Oregon and operates breweries and brewpubs across the U.S. For more information about CBA and its brands, see “Available Information” on page 16 of this report.

Industry Background

We are one of the top seven brewers in the craft brewing segment of the U.S. brewing industry. The domestic beer market includes ales and lagers produced by large domestic brewers, international brewers and craft brewers. As the overall domestic market experienced a decrease in shipments of 0.8% in 2019, the craft beer segment also began to show signs of a slowdown. Shipments of craft beer in the U.S. are estimated by industry sources to have increased by 3.8% in 2019 over 2018, compared to a 0.6% decrease in 2018 over 2017. Of total beer shipped in the U.S., craft beer shipments were approximately 12.9% in 2019 and 12.4% in 2018. Approximately 27.1 million barrels and 26.1 million barrels, respectively, were shipped in the U.S. by the craft beer segment during 2019 and 2018, while total beer sold in the U.S., including imported beer, was 204.9 million barrels and 205.5 million barrels, respectively. Compared with the other segments of the U.S. brewing industry, craft brewing is a relative newcomer. Twenty years ago, Redhook and Widmer Brothers Brewery were two of the approximately 200 craft breweries in operation. By the end of 2019, the number of craft breweries in operation had grown to more than 7,500. Industry sources estimate that craft beer produced by regional and national craft brewers, similar to CBA, accounts for approximately two-thirds of total craft beer sales, with one-third of the production brewed by smaller craft breweries.

Our comprehensive portfolio and national scale provide a competitive advantage in today’s market environment, which includes craft brewers, domestic specialty beers, and imports. Our distinctive brand portfolio is positioned to address significant changes in consumer trends, including increased demand for innovative flavors and styles, a growing interest in sustainability, and the increasing importance of local community relevance. As an example, Kona Brewing is one of the top craft brewers, with a broad portfolio of beers that reflect a uniquely Hawaii-inspired flavor profile, a recognized track record in sustainable business practices, and deep ties to its local community as Hawaii’s longest-running craft brewery.

Business Strategy

At Craft Brew Alliance, we believe we have an advantaged strategy to sustain long-term growth in today’s increasingly complex beer market.

The central elements of our business strategy in 2019 were:

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

Index

Key Differentiators

Following are key differentiators that create competitive advantage for CBA in today’s rapidly evolving craft beer segment:

•
A distinctive portfolio of authentic craft beer brands anchored by Kona Brewing Co., which combines the power of a Top 10 national craft beer brand with a strong stable of award-winning lifestyle and regional craft brands.

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

•	A commitment to innovation. In 2019, we built on our extensive consumer research initiative and formally launched The pH Experiment, a standalone business unit committed to driving our future growth.

Brand Overview

Our portfolio includes national lifestyle brands Kona Brewing Company and Omission Brewing, as well as regional craft brands Appalachian Mountain Brewery, Cisco Brewers, Redhook Brewery, Square Mile Cider Company, Widmer Brothers Brewing, and Wynwood Brewing Co., each with deep community roots.

We produce a variety of specialty craft beers, ciders and seltzers using traditional brewing methods complemented by American innovation and invention. We brew our beers using high-quality hops, malted barley, wheat, rye and other natural traditional and nontraditional ingredients. Our seltzers are made with organic cane sugar and are naturally gluten free.

Below is an overview of our eight owned brands:

Kona Brewing Company
Kona Brewing Company was started in Kailua-Kona on the Island of Hawaii in the spring of 1994 by father and son team Cameron Healy and Spoon Khalsa, who had a dream to create fresh, local island brews made with spirit, passion and quality.

Today, Kona is Hawaii’s largest and favorite craft brewery, known for top-selling flagship beers Big Wave Golden Ale and Longboard Island Lager and award-winning innovative small-batch beers available across the islands. The Hawaii born and Hawaii-based craft brewery prides itself on brewing the freshest beer of exceptional quality closest to market. This helps to minimize its carbon footprint by reducing shipping of raw materials, finished beer and packaging materials. In 2019, we continued work on Kona’s new 100,000-barrel state-of-the-art brewery, which will be one of the most innovative and sustainable breweries in the world. The new brewery is on schedule to open in Kailua-Kona in the summer of 2020 and will allow Kona to brew more beer on the islands and meet increasing demand in its home state, while saving precious natural resources.

Kona Brewing Company has become one of the top craft beer brands in the world, while remaining steadfastly committed to its home market through a strong focus on innovation, sustainability and community outreach.

Omission Brewing Co.
Founded in 2012, Omission Brewing Co. is the first craft beer brand in the U.S. focused exclusively on brewing great-tasting beers with traditional beer ingredients, including malted barley, that are specially crafted to remove gluten. Each batch of Omission Beer is tested independently using the R5 competitive ELISA test to ensure that it contains gluten levels below the U.S. Food and Drug Administration (“FDA”) gluten-free standard of 20ppm or less. Omission’s line up of beers is the most awarded within the gluten

Index

reduced segment, and includes Omission Lager, Omission Pale Ale, Omission IPA, and Omission Ultimate Light Golden Ale, a full-flavored gluten-reduced ale with only 99 calories and 3 carbs. In 2019, the portfolio expanded to include a line of all-natural hard seltzers.

Appalachian Mountain Brewery
Nestled in the High Country of North Carolina, Appalachian Mountain Brewery (AMB) is Boone, NC’s beer pioneer. The brewery is dedicated to making seriously delicious craft beer while focusing its business model on community, sustainability and philanthropy. Through its beers, AMB supports a variety of non-profits that are dedicated to enriching the land, water, air and people of the High Country. AMB has earned numerous awards for its innovative craft beers and ciders, including three medals from the highly prestigious Great American Beer Festival in 2018, which recognized Lager, Boone Creek Blonde Ale and Not an IPA (P.S., it’s an IPA) out of thousands of entries. Boone Creek Blonde also won Gold at the 2017 Great American Beer Festival Competition and 2015 U.S. Open Beer Championships. AMB’s Not a Double IPA won a Silver Medal at the 2018 Great American Beer Festival. The brewery’s core portfolio also includes Long Leaf IPA, Spoaty Oaty Pale Ale, and Porter, which was a gold medal winner at the 2015 Great International Beer and Cider Competition.

Cisco Brewers
Founded by hard-working, entrepreneurial islanders who began selling beer from their outdoor brewery near Cisco Beach in 1995, Cisco Brewers is Nantucket’s first craft brewery. Since then, Cisco has carved out its own special place on Nantucket where they tough out the winters to celebrate the summers. Over the years they’ve attracted a cult following with visitors to the island and open the door to anyone willing to make the trek. Named a top travel destination by Time Magazine, Huffington Post, Travel & Leisure and Men's Journal, Cisco’s brewery is a common ground where people from all walks of life connect over classic and approachable craft beers like Whale’s Tale Pale Ale, Grey Lady Ale, Sankaty Light Lager, and most recently, Gripah IPA. In addition to its Nantucket location, Cisco operates a brewpub in Portsmouth, New Hampshire and seasonal pop-up pubs in New England.

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

Redhook opened Brewlab, an experimental 10-barrel brewery and pub in the Capitol Hill neighborhood of Seattle in 2017, and it is continuously recognized as being among Seattle's best breweries and brewpubs.

Redhook’s beer lineup includes year-round offerings Big Ballard Imperial IPA, Long Hammer IPA, ESB, El Sonido Mexican-Style Lager, and Peaches for Me IPA, and a variety of seasonal beers, including Winterhook and Atomic Robot IPA.

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

Widmer Brothers currently brews a variety of award-winning beers. Its flagship Hefe has won more than 30 medals, including nine from the Great American Beer Festival. The brewery’s other beers include Upheaval IPA, Drop Top Amber Ale, and a full seasonal lineup.

Index

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

Developments in Brands and Packaging

Our recent brand and packaging developments include:

Kona Brewing
In 2019, Kona Brewing Co. celebrated its 25th anniversary as Hawaii’s favorite and longest-running brewery with the release of Hibiscus Brut IPA. Featuring hibiscus - Hawaii’s national flower - and hop-based hints of gooseberry and melon, Hibiscus Brut IPA boasts a gorgeous light rose hue, and clean, dry finish thanks to Nelson Sauvin and Hallertau Blanc hops that complement the beer’s wine-like resemblance. The celebratory beer released on draft across Hawaii in February and launched nationally in September as part of Kona’s limited-release Aloha Series, a series of unique, island-inspired beers with ingredients that bring the flavors of Hawaii to fans on the mainland.

2019 represented another year of robust growth for Kona, bolstered by the launch of CBA’s first-ever national media campaign tied to the NCAA March Madness tournament. Kona increased volumes by 4% over the prior year and again exceeded the growth rate for the overall craft category. Kona’s growth was primarily led by flagship Big Wave, which added a 19.2-ounce can format to its portfolio in 2019 to offer fans even more ways to enjoy the popular, easy-drinking golden ale. Big Wave grew sales to retailers by 17% over 2019. In 2019, Kona’s Dawn Patrol initiative incentivized wholesalers to help grow distribution for Big Wave and Longboard Lager, contributing to thousands of new placements across the U.S. Kona Brewing Co. beers are distributed across all 50 states and approximately 30 countries worldwide.

Omission Brewing Co.
Omission Brewing Co. remains the market leader in the gluten-removed beer category. In 2019, Omission launched its first-ever line of all-natural hard seltzers. Offered in four distinct flavors - Pomegranate-Blueberry-Acai, Orange Twist, Lime, and Grapefruit - the seltzers enhance Omission’s better-for-you portfolio, which includes the 99-calorie, 3-carb Ultimate Light Golden Ale, as the perfect go-to for all drinking occasions while supporting fans on their journey to a well-balanced life. Featuring a clean, streamlined design, the new seltzers are available nationally in 12-ounce cans, offered in a 12-pack Variety Pack and Pomegranate-Blueberry-Acai 6-pack.

Appalachian Mountain Brewery
In 2019, Appalachian Mountain Brewery expanded distribution of its award-winning Lager beyond North Carolina into South Carolina and Tennessee in 12-ounce cans. With this expansion, Lager joins AMB’s core portfolio, Long Leaf IPA, Boone Creek Blonde and Not an IPA (P.S., it’s an IPA), which are distributed across North Carolina, South Carolina and Tennessee. AMB launched two new series in 2019 - Cloud Pleaser, a rotating line of hazy IPAs, and its new Sour Series. The first beer in the Sour Series was Margarita Gose, one of the most requested beers in AMB’s NC taproom, which rolled out in 12-ounce cans across North Carolina, South Carolina, and Tennessee. At 3.8% ABV, Margarita Gose is a traditional easy-drinking German sour brewed with fresh lemons and limes, sea salt, and coriander. AMB’s second sour release was Raspise, a Berliner Weiss bursting with raspberry and mint flavors, launched in August 2019. In November 2019, AMB introduced the third beer in its sour series, Slice of Paradise, a kettle sour inspired by a Southern pie made with peaches, vanilla, cinnamon, and graham cracker. AMB launched its Cloud Pleaser series in 16-ounce 4-pack cans across North Carolina with the release of Thunder Cloud - an IPA fermented with mango - in February, before rolling out Mumantus Milkshake, a hazy IPA brewed with peaches and lactose; Space Cloud, an IPA made with apricots; Sunrise, and IPA brewed with dragonfruit and pineapple; Nuclear, a grapefruit IPA; and Sunset, an IPA brewed with plum.

In 2019, AMB also entered into two local partnerships- with Appalachian State University and Beech Mountain Brewing Company, a part of Beech Mountain Resort, North Carolina’s premier destination for winter and summer sports. As part of its agreement with Appalachian State University, AMB released Yosef Golden Ale, a light ale developed by AMB master brewer and co-founder Nathan Kelischek, who graduated from App State. Yosef is sold in black cans featuring Appalachian’s block A logo and is available at AMB’s Boone location, as well as in restaurants, grocery stores and other alcohol-serving establishments throughout the North Carolina High Country. For its first collaboration beer with Beech Mountain Brewing Company, the two breweries collaborated on Beech Bike IPA, a nod to the scenic trails that attract thousands of mountain bikers to Beech Mountain during the warm summer months. To celebrate the winter ski season, AMB and Beech Mountain Brewing Company collaborated on Beech Pow Pow IPA, a 6.2% ABV IPA brewed with orange peel for a bright burst of citrus.

Index

Cisco Brewers
Cisco expanded its Nantucket Island-inspired portfolio in 2019, with the launch of Getaway IPA and Crantucket Brut Rosé IPA. The two new IPAs joined Cisco’s popular line-up that includes Whale’s Tale Pale Ale, Grey Lady, Shark Tracker Light Lager, and Gripah, a grapefruit IPA. Making its debut as a year-round core offering in 2019, Getaway IPA is a bold, West Coast-style IPA brewed with Mosaic, Chinook, Amarillo, and Simcoe hops that quickly became a pub favorite for its balanced hop flavor, slight spiciness and citrus notes. With its beautiful pink appearance and refreshing effervescence, Crantucket Brut Rosé IPA also quickly gained traction at Cisco’s Portsmouth pub as the perfect limited-release beer for summer and fall.

In May, Cisco Brewers brought back its popular “Island Vibes” Cisco pop-up pub in Boston’s Seaport, featuring a larger footprint, two additional bars serving more award-winning craft beer and wines, more live music and more food trucks. The larger Cisco pop-up space offered a vibrant place for beer lovers and families to enjoy a slice of Nantucket Island life in Seaport six days a week with live music daily from May through October.

Wynwood Brewing Co.
2019 was the year for La Rubia, Wynwood Brewing’s flagship blonde ale. As part of a deliberate marketing strategy to target Hispanic drinkers, Wynwood expanded distribution of La Rubia into Puerto Rico, the founders’ hometown, before heading east to introduce New York and Connecticut barrios to the easy-drinking blonde ale. The expansion builds on La Rubia’s robust double-digit growth in its home of South Florida and is focused on connecting the beer’s easy-drinking style and authentic brand story rooted in family with Hispanic consumers in key markets.

Wynwood completed the addition of a canning line in its brewery in 2019, which allowed the team to roll out two new core packages, Father Francisco, a Belgian style golden ale with aromatic notes of cloves and other spices, and Laces IPA, which pays homage to the sneakers tossed over power lines in the neighborhoods around Wynwood. The canning line also enabled the first-ever distribution of key seasonal offerings such as Wyntoberfest, Rickenbacker Pilsner and others. Wynwood entered into multiple strategic agreements in 2019, most recently a three-year partnership with the Miami Heat to become the “Official Craft Beer” for the popular NBA team. As part of the partnership, Miami HEAT fans can find Wynwood’s flagship La Rubia Blonde Ale, Laces IPA, and rotating seasonal beers on tap at four co-branded Wynwood Brewing and Miami HEAT beer carts in the AmericanAirlines arena. Pop’s Porter bottles, La Rubia bottles, and La Rubia 16-ounce cans are also available throughout the arena. In August, Wynwood’s partnership with Richard Branson-founded cruise line company Virgin Voyages was also announced, through which Wynwood is brewing a custom beer called Stray the Course. The English Pale Ale (EPA) is created by connecting American and English brewing traditions; brewed using American malts and hops in Miami but using an English yeast, tying back to Virgin’s British roots.

In the aftermath of Hurricane Dorian, which devastated the Bahamas, Wynwood Brewing organized the largest South Florida brewery collaboration in history, which resulted in 11 breweries tapping Onward Together, a Bohemian pilsner brewed with fruits local to the Bahamas, including mango, sour orange, pineapple and coconut. The beer, which was available on tap only, helped raise awareness and funds for the Bahamas hurricane relief efforts.

Widmer Brothers Brewing
In 2019, Widmer Brothers continued to focus on the brewery’s award-winning flagship Hefe, which is the best-selling craft beer in Oregon, with a variety of new package sizes and designs. Widmer Brothers released 18-packs of 12-ounce cans of Hefe, one of the first craft beers available in the popular new package size, and released special edition 19.2-ounce Hefe cans featuring a sleek black and gold design. Widmer Brothers celebrated longstanding partnerships with two of Portland’s favorite sports teams - the Portland Trail Blazers and The Portland Timbers - with the release of co-branded 16-ounce cans of Hefe available in 4-packs throughout the Pacific Northwest during each team’s season. Widmer Brothers is the longest-running craft beer sponsor in the NBA, and the co-branded Hefe and Trail Blazers cans featured a red, white, and black design inspired by the Blazers home jerseys. The co-branded Timbers cans, designed in the team’s signature green and gold, celebrate Hefe as the Official Craft Beer of Portland’s beloved MLS team. The brewery celebrated Hefe Day in May 2019 with a celebration at the taproom and adjacent beer garden featuring $1.00 Hefe specials.

Widmer Brothers added Tang-a-Rang Tropical Sour and fan-favorite Dreifecta German Style Pilsner to their 2019 seasonal lineup, which includes Brrr Hoppy Red Ale. Tang-a-Rang Tropical Sour is a tart and refreshing beer made with passionfruit, guava, and hibiscus. The beer released in 6-packs and on draft across the Pacific Northwest. Widmer Brothers also brought back Dreifecta German Style Pilsner, a dry, crisp pilsner brewed with a trio of hops that was first introduced as a limited release beer in 2018. Dreifecta released in May 2019 in 6-packs and 12-packs of 12-ounce cans as Widmer Brothers’ summer seasonal.

Index

Widmer Brothers continued to package fan-favorite beers as part of a limited release series. Juicy Sunrise IPA, a tropical and juicy IPA with notes of orange, pineapple, and stone fruit, and Secret Stash IPA, an IPA brewed with hop hash and hemp seeds, both released in March 2019 in 6-packs of 12-ounce cans across the Pacific Northwest. In November, Widmer Brothers released 6-packs and 12-packs of 12-ounce cans of Snow Plow Milk Stout, an award-winning beer that was first brewed in 1999 as the first winning recipe of the Collaborator Project, an annual homebrewing competition with the Oregon Brew Crew.

The Widmer Way: How Two Brothers Led Portland’s Craft Beer Revolution written by Portland beer writer Jeff Alworth and published by Ooligan Press released in March 2019. The book chronicles brothers Kurt and Rob’s journey from humble homebrewers to craft beer pioneers who saw their Original American Hefeweizen become a national sensation. The brewery also celebrated its 15th annual Oktoberfest with an event at the North Portland brewery campus featuring live music, traditional German food, and plenty of beers on tap, including a small-batch Oktoberfest Ale, a malty märzen-style beer inspired by the first Oktoberfest recipe developed in Bavaria in the 1800s.

Redhook Brewery
In 2019, Redhook bolstered its year-round portfolio, which includes Big Ballard Imperial IPA, Long Hammer IPA, ESB, Peaches for Me IPA and Bicoastal IPA, by adding El Sonido Mexican-Style Lager as a new year-round offering. El Sonido Mexican-Style Lager, which pays tribute to the mighty Puget Sound and the artists who live and work in the Seattle area, launched in March 2019 in 6-packs of 12-ounce cans and 4-packs of 16-ounce cans. The vibrant can artwork, which features colorful alebrijes -Mexican folk-art sculptures of mythical creatures -was designed by Victor Melendez, a Seattle artist and designer who drew inspiration from his childhood in Mexico City. The Mexican-style lager bursts with subtle flavors of citrus and, at 5.7% ABV, gives fans a lighter lager with great flavor. A portion of proceeds from El Sonido benefits SMASH, a nonprofit organization dedicated to providing access to healthcare to Seattle-area working musicians.

To meet the demand for new package sizes and pack types, Redhook released Big Ballard IPA in three different can sizes - 12-ounce, 16-ounce, and 19.2-ounce - and offered 18-packs of Big Ballard and Long Hammer IPA for the first time. After finding success as a limited-release beer, Redhook added Peaches for Me IPA to its year-round lineup and offered the juicy peach and mango IPA in 19.2-ounce cans and 6-packs of 12-ounce cans.

Building on the success of the Brewlab Limited Release Series, in 2019 Redhook released two new Limited Release beers based on recipes first brewed in Brewlab’s innovation brewery: Mothers of the Sun Raspberry Saison and Atomic Robot IPA. At 6% ABV, Mothers of the Sun marries summer-fresh raspberries with the beauty of saison yeast, giving the beer distinctive and refreshing flavors with a hint of spice. Redhook tapped Seattle illustrator and tattoo artist Kyler Martz to design the bottle artwork, a whimsical design featuring two goddess-like women emerging from a lake to hold up a shining sun. Mothers of the Sun released in June 2019 in six-packs of 12-ounce bottles throughout Washington state. The beer was also included in Redhook’s new Summer Set Variety Pack, a 12-pack that featured bottles of El Sonido, Tangelic Halo IPA, and Bicoastal IPA. In September 2019, Redhook introduced Atomic Robot IPA, a sessionable, hazy IPA available in 6-packs of 12-ounce cans throughout the Pacific Northwest. Sub Pop Records Creative Director Jeff Kleinsmith brought the Atomic Robot cans to life with a retro-style robot can design.

Square Mile Cider Company
In 2019, Square Mile Cider Company continued to focus on its line of award-winning hard-ciders, transitioning all three -- Rosé Apple Cider, Hopped Apple Cider, and Original Apple Cider - into 12-ounce cans to complement any Pacific Northwest adventure. Square Mile’s portfolio includes Original Apple Cider, a classic American hard cider; Hopped Apple Cider, a hopped version of the classic American hard cider, with the addition of Citra and Galaxy hops; and Rosé Apple Cider, a dry apple cider made with rose hips and hibiscus for a rosé flavor and pink hue. In March, Square Mile also released Rosé Apple Cider in 19.2-ounce cans to capitalize on more drinking occasions. In the fall, Square Mile partnered with Fighting Pretty, a Portland-based non-profit that supports women battling cancer, to donate $1 for every 6-pack of Rosé Cider sold to support the organization.

Brewing Operations

Brewing Facilities
We use highly automated brewing equipment at our owned production breweries and innovation breweries. As of December 31, 2019, our total owned production capacity was 855,000 barrels. Our breweries include:

•
Oregon Brewery. Our Oregon Brewery is our largest capacity production brewery, which has an annual capacity of 630,000 barrels. In 2019, we leveraged our new canning line, which enabled us to produce a variety of can sizes - such as 12-ounce, 16-ounce and 19.2-ounce - to meet consumer demand.

•
New Hampshire Brewery. Our New Hampshire Brewery utilizes a 100-barrel brewing system, with an annual capacity of 215,000 barrels, and uses an anaerobic waste-water treatment facility with power co-generation that completes the process cycle.

Index

•
Hawaii Brewery. Our current Hawaii Brewery utilizes a 25-barrel brewing system, with an annual capacity of 10,000 barrels, and a 229-kilowatt photovoltaic solar energy generating system to supply approximately 50 percent of its energy requirements through renewable energy. In 2019, we broke ground on construction of a new 100,000-barrel state-of-the-art brewery located steps away from our existing brewery and pub in Kona. The new brewery is being built with best-in-class sustainability and innovation, and is scheduled to go online during the summer of 2020.

•
Innovation Breweries. In 2019, we continued to leverage a 10-barrel small-batch innovation brewery built for Redhook in Seattle. The heart of the new brewery is a High Efficiency Brewing System that uses a mash filter press, allowing us to use significantly less water and energy than a typical brewery. The brewery’s flexibility enables Redhook to produce hundreds of different beer recipes that can be tested in the pub and scaled for larger production based on popularity. Our Portland 10-barrel innovation brewery and New Hampshire 3-barrel innovation brewery - as well as our newly acquired 10-barrel brewery in North Carolina and 15-barrel brewery in Florida, continued to focus on producing small batch beers for the local markets.

In addition to our owned brewing capacity, we continued to produce CBA beers in A-B’s Fort Collins, Colo. brewery. This partnership, which began in 2016, allows us to produce up to 300,000 barrels at this location annually.

Packaging
We package our craft beers in cans, bottles and kegs. All of our production breweries, with the exception of the Hawaii Brewery, have fully automated bottling and keg lines, and our Portsmouth, Portland, Boone, and Miami breweries each have canning capability. The bottle fillers at all of the breweries utilize a carbon dioxide environment during bottling, ensuring that minimal oxygen is dissolved in the beer and extending the beer’s shelf life. We offer an assortment of packages to highlight the unique characteristics of each of our beers and to provide greater opportunities for customers to drink our beers in more locations and at more events and occasions, matching the active lifestyles and preferences of our consumers. Additionally, in our Hawaii brewpub and Seattle brewpub, we package our small-batch and innovation beers for consumers in crowlers.

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

Contract Brewing
Strategically, we may enter into contract brewing arrangements under which we produce beer in volumes and per specifications as designated by the arrangements.

During 2019, we shipped 11,800 barrels under contract brewing arrangements, compared to 28,200 barrels in 2018 and 17,700 in 2017.

Innovation
In 2019, we launched The pH Experiment as a standalone business unit focused on quickly anticipating and identifying new trends in quenching drinkers’ thirst. The launch builds on the vast learnings and insights we amassed through a comprehensive consumer research effort in 2018 that included two research projects with global consultancy Prophet and the Yale Center for Customer Insights to help understand new segmentation strategies, and an in-house product testing initiative run by the pH Experiment. Combined with the ongoing learnings from our innovation breweries in Boone, Kailua-Kona, Miami, Portland, Portsmouth, and Seattle, we are committed to anticipating today’s changing consumer landscape to inform the evolution of our business model and portfolio.

Index

Brewpubs Operations

We own and operate five brewpub restaurants and retail stores in our brewery home markets to support consumer awareness and research and development: two Kona brewpubs in Kailua-Kona and Oahu, Hawaii, one AMB brewpub in Boone, NC, one Redhook brewpub in Seattle, WA, and one Wynwood Brewing Co. brewpub in Miami, Florida. Our Cisco brewpub in Portsmouth is operated by the founders of Cisco Brewing to ensure it mirrors the original brewpub on Nantucket Island. These restaurants allow us to interact directly with over 1.5 million consumers annually in our home markets, which support brand awareness and trial. In addition, our brewers are continually experimenting with different varieties of hops and malts in all styles of beer, and our brewpubs allow us to bring those beers to market in test-size batches in order to evaluate their potential prior to releasing them on a wider basis.

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

In 2019 and 2018, we sold approximately 645,400 barrels and 653,300 barrels, respectively, to the wholesalers in A-B’s distribution network, accounting for 88.0% and 87.4%, respectively, of our shipment volume for the corresponding periods.

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

Our breweries also play a significant role in increasing consumer awareness of our products and enhancing our image as a craft brewer. Thousands of visitors take tours at our breweries each year and some of our production breweries have a retail restaurant or pub where our products are served. In addition, several of the breweries have meeting space that the public can rent for business meetings, parties and holiday events, and that we use to entertain and educate wholesalers, retailers and the media about our products. At our brewpubs, we sell various items of apparel and other merchandise bearing our trademarks, which creates further awareness of our beers and brands. To further promote retail canned and bottled product sales, and in response to local competitive conditions, we regularly recommend that wholesalers offer discounts to retailers in most of our markets.

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

Index

Agreement and Plan of Merger
On November 11, 2019, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with ABC and Barrel Subsidiary, Inc., a Washington corporation and wholly owned subsidiary of ABC (“Merger Sub”), pursuant to which Merger Sub will be merged with and into CBA (the “Merger”), with CBA continuing as the surviving entity in the Merger as a direct subsidiary of ABC.

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of common stock of CBA (the “Shares”) (other than (i) Shares owned by ABC, Merger Sub or any other direct or indirect wholly owned subsidiary of ABC and Shares owned by us or any of our direct or indirect wholly owned subsidiaries, and in each case not held on behalf of third parties, and (ii) Shares that are owned by shareholders of CBA (other than ABC, Merger Sub or any other direct or indirect wholly owned subsidiary of ABC) who did not vote in favor of the Merger Agreement or the Merger and who exercise dissenters’ rights when and in the manner required by Washington law) will be converted into the right to receive $16.50 per Share in cash, without any interest.

The completion of the Merger is subject to the satisfaction or waiver of certain customary conditions, including (i) the approval of the Merger Agreement by a majority of all of the outstanding Shares, as well as the approval of the Merger Agreement by holders of a majority of the outstanding Shares not held by ABC or any of its affiliates, which approval was received on February 25, 2020, (ii) the expiration or termination of all applicable waiting periods under the federal antitrust laws, (iii) the absence of any law or order prohibiting the Merger, and (iv) certain other customary conditions relating to the parties’ representations and warranties in the Merger Agreement and the performance of their respective obligations. The Merger is not subject to approval by the shareholders of ABC or to any financing condition, and ABC and Merger Sub made representations and warranties in the Merger Agreement that they have, and will have at the Effective Time, available to them cash and other sources of immediately available funds sufficient to pay the aggregate merger consideration and all other cash amounts payable in connection with the closing pursuant to the Merger Agreement.

The Merger Agreement contains customary representations and warranties made by us and ABC, and also contains customary pre-closing covenants, including covenants, among others, by us to (i) operate our businesses in the ordinary course consistent with past practice and to refrain from taking certain actions without ABC’s consent and (ii) not solicit, initiate, propose, knowingly encourage, or knowingly facilitate any third-party proposals for a competing takeover proposal and, subject to certain exceptions, not to participate in any discussions or negotiations with any person making any proposal for an alternative transaction, as well as certain pre-closing covenants by us, ABC and Merger Sub, including a covenant to use reasonable best efforts to obtain governmental and third-party approvals, subject to certain limitations specified in the Merger Agreement.The Merger Agreement contains certain termination rights, including (i) in the event that the parties mutually agree to termination, (ii) by either us or ABC, if the Merger is not consummated on or before November 11, 2020 (the “Outside Date”), with either party having the right to extend to February 11, 2021, if antitrust clearance has not been received, and with either party having the right to extend further to May 11, 2021 if antitrust clearance has not been received, (iii) by either us or ABC, if any law or order permanently prohibits consummation of the Merger, (iv) by either us or ABC, if the other party is in breach of its respective representations and warranties or covenants under the Merger Agreement such that a closing condition is not satisfied (subject to notice and cure and other customary exceptions), (v) by us, in order to enter into an agreement providing for a superior alternative transaction, or (vi) by us, if (1) any court or other governmental authority of competent jurisdiction shall have enacted, issued, promulgated or entered any permanent or temporary order but with an extension or lapse date that is on or after the date that is three business days prior to the Outside Date and (2) ABC determines at any point to drop any appeal of such order or to cease any efforts to resist any action seeking to block or enjoin consummation of the Merger.

In connection with the Merger, CBA and ABC filed notification and report forms under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) with the U.S. Federal Trade Commission and the Antitrust Division of the U.S. Department of Justice (the “DOJ”) on December 6, 2019. ABC subsequently withdrew its HSR Act filing, and refiled it on January 6, 2020.

On February 5, 2020, CBA and ABC each received a request for additional information and documentary materials (the “Second Request”) from the DOJ in connection with the DOJ’s review of the Merger. The effect of the Second Request is to extend the waiting period imposed by the HSR Act until 30 days after CBA and ABC have substantially complied with the Second Request, unless that period is extended voluntarily by the parties or terminated sooner by the DOJ. Both parties continue to work cooperatively with the DOJ in its review.

On February 25, 2020, the Merger Agreement was adopted by a majority of the shares of CBA common stock outstanding and entitled to vote, including a majority of the shares held by shareholders other than ABC and its affiliates.

Index

Completion of the Merger is expected to occur in 2020 and remains subject to the expiration or termination of the waiting period under the HSR Act and the satisfaction or waiver of the other closing conditions specified in the Merger Agreement.
The Merger Agreement provides that, in connection with the termination of the Merger Agreement under specified circumstances, including as a result of a change in the recommendation of CBA's board of directors, CBA will be required to pay to ABC a termination fee equal to $9.0 million in cash. ABC will be required to pay a termination fee equal to $15.0 million in the event the Merger Agreement is terminated due to failure to satisfy the antitrust-related conditions. The foregoing description of the Merger Agreement is only a summary, does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which is incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on November 12, 2019.

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

As amended in August 2016, the term of the A-B Distributor Agreement will expire on December 31, 2028, unless terminated earlier as a result of the Merger or otherwise. The A-B Distributor Agreement is also subject to immediate termination, by either party, upon the occurrence of standard events of default as defined in the agreement. Additionally, the A-B Distributor Agreement may be terminated by A-B, with six months’ prior written notice to us, upon the occurrence of any of the following events:

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

Under the A-B Distributor Agreement, we pay $0.25 per case-equivalent as a margin fee. In addition, since January 1, 2019, we have been required to reinvest an aggregate amount equal to $0.25 per case-equivalent in sales and marketing efforts for our products.

International Distribution Agreement
On August 23, 2016, we also entered into an International Distribution Agreement (the “International Distribution Agreement”) with Anheuser-Busch Worldwide Investments, LLC (“ABWI”), an affiliate of A-B, pursuant to which ABWI is the sole and exclusive distributor of our malt beverage products in jurisdictions outside the United States, subject to the terms and conditions of our agreement with our other international distributor, CraftCan Travel LLC, and certain other limitations, in each case as set forth in the International Distribution Agreement. Under the International Distribution Agreement, following delivery of notice to us, ABWI may also elect to commence brewing outside of the United States some or all of the products to be distributed in the non-U.S. jurisdictions covered by the International Distribution Agreement.

Under the terms of the International Distribution Agreement, with respect to our exported products produced by us, ABWI pays us our costs of production plus reasonable out-of-pocket expenses relating to export shipment costs. Additionally, ABWI pays us an international royalty fee based on volume of our products sold by ABWI, equal to either $40 per barrel or $30 per barrel, depending on certain factors described in the International Distribution Agreement, which royalty fee is subject to escalation annually, beginning in calendar year 2018, on the terms described in the International Distribution Agreement. A-B has also paid us fees totaling $34.0 million recognized in Beer Related Net sales on a straight-line basis over the 10-year contract term.

The International Distribution Agreement contains specified termination rights, including, among other things, the right of either party to terminate the International Distribution Agreement if (a) the other party fails to perform any material obligation under the International Distribution Agreement, subject to certain cure rights or (b) the Brewing Agreement (as defined below) is terminated pursuant to certain specified provisions thereof. Unless terminated sooner, including upon completion of the Merger, the International Distribution Agreement will continue in effect until December 31, 2026.

Index

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

Exchange Agreement
We have also entered into an Amended and Restated Exchange and Recapitalization Agreement (the “Exchange Agreement”) with A-B, pursuant to which we have granted A-B certain contractual rights. The Exchange Agreement originally was entered into in 2004 as part of a recapitalization in which we redeemed preferred shares held by A-B in exchange for cash and the shares of our common stock currently held by A-B. A-B owned 6,069,047 shares, or approximately 31.1%, of our outstanding shares of common stock at December 31, 2019.

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

See Note 20 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this report for additional information.

Seasonality

Our sales generally reflect a degree of seasonality, with the first and fourth quarters historically exhibiting low sales levels compared to the second and third quarters. Accordingly, our results for any particular quarter are not likely to be indicative of the results to be achieved for the full year.

Competition

We compete in the craft brewing market, as well as in the much larger alcohol beverage market, which encompasses domestic and imported beers, flavored alcohol beverages, spirits, wine, hard ciders and hard seltzers. We are also monitoring the impact of marijuana as more states continue to pass legalization. With the proliferation of variety and offerings, we are also seeing more and more consumers being less loyal to individual brands as they favor sampling a wider spectrum of alcohol beverages in a single occasion.

In 2019, the craft brewing industry continued to experience unprecedented change and competition, characterized by three trends: 1) the growing number and popularity of local craft breweries; 2) continued acquisition and investment activity between craft brewers, large domestic and foreign brewers, and private equity firms; and 3) new category entrants like hard seltzer, which captured market share from both craft and bigger beer.

Competition varies by regional market. Depending on the local market preferences and distribution, we have encountered strong competition from microbreweries, regional specialty brewers and national craft brewers such as MillerCoors’ Tenth and Blake

Index

Beer Company division (“Tenth and Blake”), Constellation Brands, and A-B’s craft division. A-B’s craft division includes Goose Island, Blue Point Brewing, 10 Barrel Brewing Company, Elysian, Golden Road, Shock Top, Karbach Brewing, Devil's Backbone and others. Because of the large number of participants and offerings in this segment, along with the accelerating consumer preference for local offerings and lighter, “better for you” options such as hard seltzer, the competition for packaged product placements and especially draft beer placements has intensified. Although certain of these competitors distribute their products nationally and may have greater financial and other resources than we have, we believe that we possess certain competitive advantages. Our unique portfolio strategy combines strong national lifestyle brands with distinctive regional craft brands, supported by the scale and specialization of our production breweries, strategically distributed sales and marketing resources, and alignment within the A-B distribution network.

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

Competition for consumers of craft beers also comes from wine and spirits, which reflects today’s millennial consumers who typically drink across alcohol beverage categories in a single drinking occasion. Growth in this segment appears to be attributable to competitive pricing, targeted advertising, increased merchandising and greater consumer interest in local products. In the past, the wine industry has been aided, on a limited basis, by its ability to sell outside of the three-tier system, allowing sales to be made directly to consumers. While the craft beer segment competes with wine and spirits, it also benefits from many of the same advantages enjoyed by wine and spirit producers, including consumers who allow themselves affordable luxuries in the form of high quality alcohol beverages.

Recently, several major distilled spirits producers and national brewers have introduced flavored alcohol beverages, such as hard seltzers, which have captured sizable market share in the higher-priced end of the malt beverage industry. These products are particularly popular in certain regions and markets in which we sell our products. In response to consumer demand for these products, we have introduced our own line of hard seltzers.

A significant portion of our sales volume continues to be in the Pacific Northwest and in California, which we believe are among the most competitive craft beer markets in the U.S., both in terms of number of participants and consumer awareness. We believe that these areas offer significant competition for our products, not only from other craft brewers but also from the growing wine market and from hard seltzers and flavored alcohol beverages. Additionally, we are monitoring the impact of cannabis as more states legalize marijuana for retail sales. Our recent marketing efforts have been focused on promoting the national relevance of Kona as a leading lifestyle brand, the authenticity of our pioneering regional brands, along with better segmenting our marketing strategies to communicate the attributes of our portfolio to our target consumers. We believe that our broad array of beers and brands enables us to offer an assortment of flavors and experiences that appeal to more people.

Segment and Enterprise-Wide Information

See Note 14 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this report for the required segment and enterprise-wide information.

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

The FDA issued a proposed rule in November 2015 on the use of “gluten-free” labeling for fermented and hydrolyzed foods and beverages that may affect our ability to market our Omission Beer as “crafted to reduce gluten.” A final rule has not been issued. While the rule remains on FDA’s Federal Agenda, it appears adoption will continue to be delayed under the current administration’s executive order to reduce and freeze new regulations. See Item 1A. Risk Factors for additional information.

We operate our breweries, and wineries to produce hard cider, under federal licensing requirements imposed by the TTB. The TTB requires the filing of a “Brewer’s Notice” upon the establishment of a commercial brewery and the filing of an amended Brewer’s Notice whenever there is a material change in the brewing or warehousing locations, brewing or packaging equipment,

Index

brewery ownership, or officers or directors. The TTB requires us to obtain a winery permit and registration for each facility that produces hard cider. Our operations are subject to audit and inspection by the TTB at any time. In 2019, the TTB conducted an audit of our Federal excise tax returns and related operation for the period of March 1, 2016 to October 31, 2018. The audit was completed on August 1, 2019 and all outstanding matters resolved by December 18, 2019.

Management believes that we have all the licenses, permits and approvals required for our current operations. Existing permits or licenses could be revoked if we fail to comply with the terms of such permits or licenses and additional permits or licenses may be required in the future for our current operations or because of expanding our operations.

Beginning January 1, 2018, the federal excise taxes imposed on domestic brewers that produce less than 2 million barrels annually, were reduced from $7.00 to $3.50 per barrel on the first 60,000 barrels shipped annually and from $18.00 to $16.00 per barrel on the first 6 million barrels shipped annually for all other brewers and all beer importers. Barrels shipped in excess of 6 million barrels in a given year continue to be subject to a federal excise tax of $18 per barrel on beer sold for consumption in the United States. Certain states also levy excise taxes on alcoholic beverages but are usually paid by the wholesaler. Also, while the existing excise tax on hard cider did not change from $0.226 per gallon, the small producer tax credit for hard cider was expanded to $0.062 on the first 30,000 gallons for an effective rate of $0.164 per gallon; the tax credit on the next 100,000 gallons produced became $0.056 for an effective rate of $0.17 per gallon; and producers like us who produce between 130,000 and 750,000 gallons of hard cider annually receive a $0.033 credit for an effective tax rate of $0.193 per gallon. We pay excise taxes in states where we produce (Hawaii, Oregon, Washington, New Hampshire, North Carolina and Florida).

The reductions in federal excise taxes described above were set to expire at the end of 2019, but due to the efforts of the Beer Institute, of which we are a member, and other industry groups, the provisions in the Craft Beverage Modernization and Tax Reform were extended through December 31, 2020. Efforts among the industry will continue this year to make this federal excise tax relief for all brewers and beer importers wineries (and distilleries) permanent. Excise taxes may be increased in the future by the federal government or any state government or both. In the past, increases in excise taxes on alcoholic beverages have been considered in connection with various governmental budget-balancing or funding proposals.

Federal and State Environmental Regulation
Our brewing and winery operations are subject to environmental regulations and local permitting requirements and agreements regarding, among other things, air emissions, water discharges and the handling and disposal of hazardous wastes. While we have no reason to believe the operation of our breweries violates any such regulation or requirement, if such a violation were to occur, or if environmental regulations were to become more stringent in the future, we could be adversely affected.

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

Employees

At December 31, 2019, we employed approximately 655 people, including 270 employees in the brewpubs and retail stores, 155 employees in production, 146 employees in sales and marketing and 84 employees in corporate and administration. Included in the totals above are 155 part-time employees. None of our employees are represented by a union or employed under a collective bargaining agreement. We believe our relations with our employees to be good.

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

Item 1A. Risk Factors
Failure to complete the Merger may have an adverse effect on our business and the market price of our common stock.
If the Merger is not completed, our shareholders will not receive any payment for their Shares in connection with the Merger. Instead, we will remain an independent public company, and our common stock will continue to be quoted on NASDAQ, for so long as it continues to meet eligibility listing standards. In addition, if the Merger is not completed, we expect that management will operate our business in a manner similar to that in which it is being operated today and that our shareholders will continue to be subject to the same risks and opportunities to which they are currently subject.

Furthermore, if the Merger is not completed, and depending on the circumstances that caused the Merger not to be completed, the share price of our common stock may decline significantly. If that were to occur, it is uncertain when, if ever, the share price of our common stock would equal or exceed the per share price expected to be paid in the Merger. If the Merger is not completed, there can be no assurance that any other transaction acceptable to us will be offered or that our business, prospects or operating results will not be adversely affected.

If the Merger is not completed for any reason, we will be subject to a number of material risks, including the disruption to our business resulting from the diversion of management's attention from our day-to-day business and the substantial restrictions imposed by the Merger Agreement on the operation of our business pending the Merger, which may make it difficult for us to achieve our business goals if the Merger does not occur. In addition, A-B would continue to hold a substantial percentage of the outstanding shares of our common stock.

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
CBA launched Omission beer in May 2012 as the first brand of craft beer to be brewed in the United States using conventional beer ingredients (including malted barley, a gluten-containing grain) and “crafted to remove gluten.” Omission beers are brewed similarly to other craft beers except that, at the point of fermentation, a brewing enzyme called Brewers Clarex™ is added which breaks apart the gluten protein chains. Samples from each batch are tested internally using the R5 Competitive ELISA method for gluten content before packaging. The beers are then packaged into bottles in a closed packaging environment to eliminate any chance of cross contamination. Packaged samples are also sent to an independent third-party lab for testing before the lot is released from the brewery. We post all test results on our website for consumers to view before they decide to purchase the beer.

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
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The identification of one or more material weaknesses in our internal control environment could result in material misstatements in our financial statements and a loss of investor confidence in the integrity of our financial reporting and other public disclosures, potentially triggering increased sales of our common stock and downward pressure on our stock price.

Index

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
Most of our products are sold and distributed through A-B’s distribution network. If the A-B Distributor Agreement were terminated, other than in connection with completion of the Merger, we would be faced with a number of operational tasks, including establishing and maintaining direct contracts with the existing wholesaler network or negotiating agreements with replacement wholesalers on an individual basis, and enhancing our credit evaluation, billing and accounts receivable processes. Such an undertaking would require significant effort and substantial time to complete, during which the distribution of our products could be impaired.

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

Any disruption in the ability of the wholesalers, A-B, or us to distribute products efficiently due to any significant operational problems, such as widespread labor union strikes or the loss of a major wholesaler as a customer, could hinder our ability to get our products to retailers and could have a material adverse effect on our sales, operating results and cash flows. A-B has been purchasing distributors in states where it is legally permissible, which could impact our distribution if the A-B relationship were to end other than as a results of the Merger. During 2019, 33% of our shipments were through A-B owned distributors.

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
The Exchange Agreement requires us to obtain A-B's consent prior to undertaking certain activities and investments. For example, we must obtain A-B's consent before acquiring another brewer if the purchase price exceeds $30 million or a non-brewing entity if the purchase price exceeds $2 million. If A-B opposes strategic or financial investments proposed by our management, A-B may decline to give its consent to activities or investments that our management believes are in the best interest of our shareholders. The Merger Agreement also imposes substantial restrictions on the operations of our business pending the Merger.

A-B has an influential voice in decisions of the board of directors and shareholders.
A-B owns 31.1% of our outstanding common stock, making A-B our largest shareholder. In addition, under the Exchange Agreement, A-B may designate two nominees to our board of directors. These directors also participate on our audit, compensation, and nominating and governance committees as non-voting observers, and one of these directors participates on our strategic planning committee as a voting member. As a result, A-B has an influential voice in deliberations of the board of directors and shareholders. A-B and its affiliates also have the right to terminate our contract brewing arrangements and to rescind certain amendments to our other contracts with them upon the occurrence of certain events. See “Relationship with Anheuser-Busch, LLC” in Item 1. Business above for additional information.

Expansion of our Kona brewery may be subject to various risks, including cost overruns, construction delays, and inability to fully utilize additional production capacity, which may adversely affect our financial condition and results of operations.
During 2015, we held a ground-breaking ceremony on the site of a new, state-of-the-art brewing facility in Kailua-Kona, Hawaii, with an annual production capacity of 100,000 barrels at a total estimated cost of approximately $20 million. As with all projects of this magnitude, there is the risk of significant cost overruns, which could require us to increase our borrowing under our revolving credit facility or to find additional financing. We may also experience additional construction delays, which could prevent us from bringing the new Kona brewery into production currently scheduled for the summer of 2020, adversely affecting our operating

Index

results and financial condition. In addition, if we do not achieve sufficient growth in product sales to absorb the increased production capacity, we may be unable to realize our goals for gross margin improvement, which would have a negative impact on our operating results and return on investment.

Unavailability of production at our brewing partner may adversely affect our capacity and disrupt our ability to satisfy demand for our products.
In 2016, we entered into a contract brewing agreement with ABCS that allows us to produce up to 300,000 barrels of our beer at the ABCS facility in Fort Collins, Colorado, annually. If production at this facility should be disrupted due to unforeseen circumstances, our ability to produce and ship sufficient quantities of our beer to meet demand in certain key geographic markets, particularly Texas and the southeastern United States, could be significantly impaired, resulting in decreased sales and disruption of our wholesaler relationships in those markets.

Operating breweries at production levels substantially below their current designed capacities could negatively impact our financial results.
As of December 31, 2019, the annual working capacity of our breweries was approximately 855,000 barrels. Due to many factors, including seasonality and production schedules of various draft products and bottled products and packages, actual production capacity will rarely, if ever, approach full working capacity. We believe that capacity utilization of the breweries will fluctuate throughout the year, and even though we expect that capacity of our breweries will be efficiently utilized during periods when our sales are strongest, there likely will be periods when the capacity utilization will be lower. If we experience contraction in our sales and brewing volumes, the resulting excess capacity and unabsorbed overhead will have an adverse effect on our gross margins, operating cash flows and overall financial performance. We periodically evaluate whether we expect to recover the costs of our production breweries over the course of their useful lives. If facts and circumstances indicate that the carrying value of these long-lived assets may be impaired, an evaluation of recoverability will be performed by comparing the carrying value of the assets to projected future undiscounted cash flows along with other quantitative and qualitative analyses. If we determine that the carrying value of such assets does not appear to be recoverable, we will recognize an impairment loss by a charge against current operations, which could have a material adverse effect on our operating results.

Our sales are concentrated in the Pacific Northwest, California and Hawaii.
Our sales in 2019 were concentrated in Washington, Oregon, California and Hawaii and, consequently, our future sales may be adversely affected by changes in economic and business conditions within these states. We also believe the Pacific Northwest and California are among the most competitive craft beer markets in the United States, both in terms of number of market participants and consumer awareness. The Pacific Northwest and California offer significant competition to our products, not only from other craft brewers, but also from the major domestic brewers, wine producers and flavored alcohol beverages.

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
We may be subject to various types of litigation, including fair trade practice, product liability, and employment-related claims. Such litigation may be time consuming, distracting and costly, and could have a material adverse effect on our business and results of operations. See Note 19, "Commitments and Contingencies," in the Notes to Consolidated Financial Statements found in Part II, Item 8 of this report, for additional information related to legal proceedings.

Index

We are dependent on certain suppliers for key raw materials, packaging materials and production inputs.
Although we seek to maintain back-up and alternative suppliers for all key raw materials and production inputs, we are reliant on certain third parties for key raw materials, packaging materials and utilities. Any disruption in the willingness or ability of these third parties to supply these critical components could hinder our ability to continue production of our products, which could have a material adverse effect on our financial condition, operating results and cash flows.

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

There is a growing concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse effect on global temperatures, weather and precipitation patterns and the frequency and severity of extreme weather and natural disasters. In the event that such climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain agricultural commodities necessary for our products, such as barley, hops, sugar and corn. Climate change may also subject us to water scarcity and quality risks due to large amounts of water required to produce our products, including water consumed in the agricultural supply chain. In the event that climate change causes water over-exploitation or has a negative effect on water availability or quality, the price of water may increase and may result in unfavorable changes to applicable water-related taxes and regulations, which could lead to increased regulatory pressures, production costs or capacity constraints. In addition, public expectations for reductions in greenhouse gas emissions could result in increased energy, transportation and raw material costs and may require us to make investments in facilities and equipment due to increased regulatory pressures.

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

Index

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

We are implementing a new enterprise resource planning system (“ERP”).
We are in the process of implementing a new ERP system which we intend to replace our existing operating and financial systems in the first half of 2020. We are designing the ERP system to accurately maintain our financial records, enhance operational functionality and provide timely information to our management team related to the operation of the business. The implementation process will require the investment of significant personnel and financial resources. Companies which implement new ERP systems may experience delays, increased costs and other difficulties. If we are not successful in designing and implementing our ERP system as planned or if it does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected, our ability to assess those controls adequately could be delayed, or we may not be able to operate our business.

An increase in excise taxes could adversely affect our financial condition and results of operations.
The U.S. federal government currently levies an excise tax of $18.00 per barrel on beer sold for consumption in the United States. However, brewers, such as us, that produce less than two million barrels annually, are now taxed at $3.50 per barrel on the first 60,000 barrels shipped, with the remainder of the shipments taxed at $16.00 per barrel, due to the passage of the Tax Cuts and Jobs Act in December 2017. This tax cut has been extended until December 31, 2020.  If the tax cut is not permanently extended, this new rate is scheduled to return to $7.00 per barrel for the first 60,000 barrels and $18.00 per barrel up to two million barrels annually on January 1, 2021. The individual states in which we operate also impose excise taxes on beer and other alcohol beverages in varying amounts. Federal and state legislators routinely consider various proposals to impose additional excise taxes on the production of alcoholic beverages, including beer. Any such increases in excise taxes, if enacted, or the failure of the current federal excise tax rates to be extended permanently, would adversely affect our financial condition, operating results, and cash flows.

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

We are subject to governmental regulations affecting our operations and brewpubs.
Our business is highly regulated by federal, state, and local laws and regulations. These laws and regulations govern all aspects of the production and distribution of beer and wine, including permitting, licensing, trade practices, labeling, advertising and marketing, distributor relationships and various other matters. A variety of federal, state and local governmental authorities also levy various taxes, license fees and other similar charges and may require bonds to ensure compliance with applicable laws and regulations. Noncompliance with such laws and regulations may cause the TTB or any particular state or jurisdiction to revoke its license or permit, restricting our ability to conduct business, or result in the imposition of significant fines or penalties. One or more regulatory authorities could determine that we have not complied with applicable licensing or permitting regulations or have not maintained the approvals necessary for us to conduct business within our jurisdiction. If licenses, permits or approvals necessary for our brewery or pub operations were unavailable or unduly delayed, or if any permits or licenses that we hold were to be revoked, or additional permits or licenses were required in the future, including as a result of expanding our operations, our ability to conduct business may be disrupted, which would have a material adverse effect on our financial condition, operating results, and cash flows.

Government shutdowns may adversely affect our ability to timely launch new products.
When the U.S. Congress does not pass, or the President does not sign, budget legislation that establishes discretionary spending levels by the start of the U.S. government's fiscal year, funding to certain agencies lapses and non-essential operations cease until the funding is restored. This may affect agencies under the Department of Health and Human Services and Department of the Treasury. Between December 21, 2018 and January 24, 2019, the country experienced the longest government shutdown in U.S. history. Because TTB operations were halted, over 50 of our label and formula applications in need of approval sat idle. The cessation in TTB operations forced us to delay or alter the launch of several new products, resulting in operational, sales and

Index

marketing disruptions. The reoccurrence of such shutdowns in the future may have a material adverse effect on our financial condition and results of operations and may force us to alter our plans for product rollouts and marketing campaigns.

The craft beer business is seasonal in nature, and we are likely to experience fluctuations in operating results.
Sales of craft beer products are somewhat seasonal, with the first and fourth quarters historically being lower and the rest of the year generating stronger sales. Our sales volume may also be affected by weather conditions and selling days within a particular period. Therefore, the results for any given quarter will likely not be indicative of the results that may be achieved for the full fiscal year. If an adverse event such as an economic downturn or poor weather conditions should occur during the second and third quarters, the adverse impact to our revenues would likely be greater as a result of the seasonality of our business.

We may be unable to access public or private debt markets to fund our operations and contractual commitments at competitive rates, on commercially reasonable terms, or in sufficient amounts, if at all.
We depend, in part, on our revolving line of credit with Bank of America, N.A. ("BofA"), to fund our operations and commitments for capital expenditures. This credit line expires on September 30, 2023. Our capital expenditures in 2020 are not expected to exceed $10.0 million. A number of factors could cause us to incur increased borrowing costs and to have greater difficulty accessing public and private markets for debt. These factors include general economic conditions, disruptions or declines in the global capital markets, our financial performance or outlook, and credit. An adverse change in any or all of these factors may materially adversely affect our ability to fund our operations and contractual or financing commitments.

If our business does not perform as expected, including if we generate less revenue than anticipated from our operations or encounter significant unexpected costs, we may fail to comply with the financial covenants under our credit facilities. If we do not comply with our financial covenants and we do not obtain a waiver or amendment, BofA may elect to cause all amounts owed to become immediately due and payable. Any default may require us to seek additional capital or modifications to our credit facilities, which may not be available or which may be costly. Any of these risks and uncertainties could have a material adverse effect on our business, financial condition, operating results, and cash flows.

Our acquisition of three regional brewers has increased the complexity and execution risks of our operations.
As discussed in more detail in Item 1. Business in this report, in 2018 we acquired the remaining equity in Wynwood Brewing Co. in Miami, Florida, and certain assets of Appalachian Mountain Brewery in North Carolina and Cisco Brewers in Massachusetts. These acquisitions have increased the complexity of our operations, including brewing, packaging, marketing and selling their brands and managing employees in additional geographic locations, with increased demands on our management team. There can be no assurance that we will be able to successfully integrate these strategic acquisitions without experiencing unexpected costs, operating challenges or control deficiencies.

Acquisitions subject us to various risks, including risks relating to selection and pricing of acquisition targets, integration of acquired companies into our business and assumption of unanticipated liabilities.
Acquisitions and similar transactions involve many risks, including risks relating to the assumption of unforeseen liabilities of an acquired business, adverse accounting charges resulting from the acquisition, and difficulties in integrating acquired companies into our business, both from a cultural perspective, as well as with respect to technological integration. Our inability to successfully integrate acquired businesses or manage joint ventures may lead to increased costs, failure to generate expected returns, or even a total loss of amounts invested, any of which could have a material adverse effect on our financial condition and operating results.

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
Our operations are subject to environmental regulations and local permitting requirements and agreements regarding, among other things, air emissions, water discharges and the handling and disposal of hazardous wastes. While we have no reason to believe the operation of our breweries violates any such regulation or requirement, if such a violation were to occur, or if environmental regulations were to become more stringent in the future, we may be adversely affected.

We do not intend to pay and are limited in our ability to declare or pay dividends; accordingly, shareholders must rely on stock appreciation for any return on their investment in us.
We do not anticipate paying cash dividends. Further, under our Merger Agreement with A-B, we are not permitted to declare or pay a dividend without A-B's consent. Our loan agreement with BofA also limits our ability to pay dividends. As a result, only appreciation of the price of our common stock will provide a return to shareholders. Investors seeking cash dividends should not invest in our common stock.

Index

The fair value of our intangible assets, including goodwill, may become impaired.
As a result of recent acquisitions, including the acquisition of Kona Brewing Company in 2010, as of December 31, 2019, we had goodwill of $21.9 million and other various intangible assets, net, of $46.7 million on our Consolidated Balance Sheets, which, combined, represented 27.5% of our total assets. If any circumstances were to occur, such as economic recession or other factors causing a reduction in consumer demand, or for any other reason we were to experience a significant decrease in sales growth, with a corresponding negative impact on our estimated cash flows associated with these assets, our analyses of these assets may conclude that a decrease in the fair value of these assets has occurred. In that event, we would be required to recognize a potentially significant loss on impairment of these assets. Any such impairment loss would be charged against current operations in the period of change and potentially have a material adverse effect on our results of operations.

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

Although we have taken appropriate action to protect our portfolio of intellectual property rights (including patent applications, trademark registration and domain names), we cannot be certain that the steps we have taken will be sufficient or that third parties will not infringe upon or misappropriate proprietary rights. Moreover, some of the countries in which we operate offer less effective intellectual property protection than is available in Europe or the United States. If we are unable to protect our proprietary rights against infringement or misappropriation, it could have a material adverse effect on our business, operating results, cash flows or financial condition and, in particular, on our ability to develop our business.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We own and operate three highly-automated, small-batch production breweries: the Oregon Brewery, the New Hampshire Brewery, and the Hawaii Brewery, as well as five small, innovation brewing systems in Portland, Oregon, Seattle, Washington, Portsmouth, New Hampshire, Boone, North Carolina and Miami, Florida. We lease the sites upon which the Hawaii Brewery and Brewpubs, the New Hampshire Breweries and Brewpub, the Seattle Brewpub, the Portland Innovation Brewery and Banquet Space, the Boone Cidery and the Miami Brewery and Taproom are located, in addition to our office space and warehouse locations in Portland, Oregon for our corporate, administrative and sales functions and the office space location in Miami, Florida for administrative and sales functions. In April 2019, we sub-leased the New Hampshire Brewpub to the founders of Cisco Brewers, which expires in 2024. In 2015, we entered into a long-term land lease for the location of our new Kona brewery; the sublease expires in 2064. Certain of these leases are with related parties. See Notes 19 and 20 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this report for further discussion regarding these arrangements.

Certain information regarding our production breweries is as follows (capacity in thousands of barrels):

Production Breweries	Square Footage	Current Annual Capacity
Oregon Brewery	185,000	630
New Hampshire Brewery	125,000	215
Hawaiian Brewery	11,000	10
		855

In 2016, we broke ground on a new 100,000 barrel brewery near our existing brewery and pub in Kona, which is expected to be fully operational during the summer of 2020.

Index

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

See Note 19, "Commitments and Contingencies," in the Notes to Consolidated Financial Statements found in Part II, Item 8 of this report, for additional information related to legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

Index

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ Stock Market (“NASDAQ”) under the trading symbol BREW.

We had 670 common shareholders of record as of March 5, 2020.

We have not declared or paid any dividends during our existence. Under the terms of the Merger Agreement with A-B, we are not permitted to declare or pay dividends without A-B's consent. We do not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plans
Information regarding securities authorized for issuance under equity compensation plans is included in Part III, Item 12 of this report.

Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
We did not repurchase any of our common stock during the fourth quarter of 2019.

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

Total Return to Shareholders
(includes reinvestment of dividends)
COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN

	Base Period	Indexed Returns Year Ended
Company/Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Craft Brew Alliance, Inc.	$100.00	$62.74	$126.69	$143.93	$107.27	$123.84
NASDAQ Composite	100.00	105.73	113.66	145.76	140.10	188.89
S&P 500 Beverages Index	100.00	108.97	108.98	126.14	118.76	142.72

Index

Item 6.  Selected Financial Data

The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this report.

In thousands, except per share amounts	Year Ended December 31,
Statement of Operations Data	2019	2018	2017	2016	2015
Net sales (1)	$192,971	$206,186	$207,456	$202,507	$204,168
Cost of sales	130,122	137,863	142,198	142,908	141,972
Gross profit	62,849	68,323	65,258	59,599	62,196
Selling, general and administrative expenses(2) (3) (4)	80,967	62,572	60,463	59,224	57,932
Operating income (loss)	(18,118)	5,751	4,795	375	4,264
Interest expense and other income (expense), net	(1,500)	(322)	(754)	(681)	(546)
Income (loss) before provision for income taxes	(19,618)	5,429	4,041	(306)	3,718
Income tax provision (benefit)(5)	(6,699)	1,287	(5,482)	14	1,500
Net income (loss)	$(12,919)	$4,142	$9,523	$(320)	$2,218
Basic and diluted net income (loss) per share	$(0.66)	$0.21	$0.49	$(0.02)	$0.12
Shares used in basic per share calculations	19,447	19,349	19,284	19,225	19,152
Shares used in diluted per share calculations	19,447	19,557	19,447	19,225	19,175

	December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data
Cash, cash equivalents and restricted cash	$469	$1,200	$579	$442	$911
Working capital	1,648	13,673	38,005	13,082	8,933
Total assets	249,385	236,047	209,637	200,405	188,429
Current portion of long-term debt and capital leases	1,415	919	699	1,317	507
Long-term debt and finance leases, net of current portion	32,920	46,573	32,599	27,946	18,991
Other long-term obligations	8,227	15,177	14,764	19,844	19,057
Shareholders’ equity	125,305	136,435	130,791	119,661	118,738

(1) Net sales in 2017 includes a $3.4 million fee from Pabst Northwest Brewing Company ("Pabst"), related to the termination of contract brewing agreements.

(2)
Selling, general and administrative expenses in 2019 includes a $6.9 million charge for creative and media spend related to our Kona marketing campaign, including our first national campaign during the NCAA's basketball tournament, March Madness, and a $4.7 million charge for our current estimate of the probable costs of settling the litigation related to the Kona class action lawsuit.

(3) Selling, general and administrative expenses in 2018 includes a gain of $0.5 million related to the sale of the Woodinville brewing and bottling equipment.

(4)
Selling, general and administrative expenses in 2017 includes a $1.0 million fee from Pabst related to the termination of a purchase option agreement, as well as a $0.5 million impairment charge related to the sale of our Woodinville brewery.

(5)	The income tax benefit in 2017 includes a $6.9 million benefit related to the effect on our deferred tax assets and liabilities of a change in Federal income tax rates from 34% to 21%.

Index

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Craft Brew Alliance, Inc. ("CBA") is the seventh largest craft brewing company in the U.S. and a leader in brewing, branding, and bringing to market world-class American craft beers and beverages.

Our distinctive portfolio combines the power of Kona Brewing Co., one of the top craft beer brands in the world, with strong regional breweries and innovative lifestyle brands, Appalachian Mountain Brewery, Cisco Brewers, Omission Brewing Co., Redhook Brewery, Square Mile Cider Co., Widmer Brothers Brewing, and Wynwood Brewing Co. We nurture the growth and development of our brands in today’s increasingly competitive beer market through our state-of-the-art brewing and distribution capability, integrated sales and marketing infrastructure, and strong focus on innovation, local community and sustainability.

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

We proudly brew and package our craft beers in three company-owned production breweries located in Portland, Oregon; Portsmouth, New Hampshire; and Kailua-Kona, Hawaii. In 2019, we continued to leverage our contract brewing agreement with A-B Commercial Strategies, LLC (“ABCS”), an affiliate of Anheuser-Busch, LLC ("A-B"), through which we brew select CBA brands in A-B’s Fort Collins, Colorado brewery. Additionally, we own and operate five innovation breweries in Portland, Oregon; Seattle, Washington; Portsmouth, New Hampshire; Boone, North Carolina; and Miami, Florida, which are primarily used for small-batch production and limited-release beers offered primarily in our brewpubs and brands’ home markets.

We distribute our beers to retailers through wholesalers that are aligned with the A-B network. These sales are made pursuant to a Master Distributor Agreement (the “A-B Distributor Agreement”) with A-B, which extends through 2028. As a result of this distribution arrangement, we believe that, under alcohol beverage laws in a majority of states, these wholesalers would own the exclusive right to distribute our beers in their respective markets if the A-B Distributor Agreement expires or is terminated. As competition puts increasing pressure on craft brands outside of their home markets, we invested in accelerating Kona’s growth through our first-ever national marketing campaign, expanded distribution of our newly acquired brands Appalachian Mountain Brewery, Cisco Brewers, and Wynwood Brewing Co. across their respective home markets of North Carolina, New England, and South Miami, and continued our efforts to stabilize and strengthen Widmer Brothers and Redhook in the Pacific Northwest, which is a mature craft beer market.

Separate from our A-B wholesalers, we maintain an internal independent sales and marketing organization with resources across the key functions of brand management, field marketing, field sales, and national retail sales.

On November 11, 2019, we jointly announced with Anheuser-Busch Companies, LLC ("ABC") an agreement to expand our partnership, with ABC agreeing to purchase our remaining shares it does not currently own in a merger transaction for $16.50 per share, in cash. ABC was formed in 1979 as the holding company of A-B. The transaction represents an exciting next step in a long and successful partnership between the two companies that traces back over 25 years. The transaction is subject to customary closing conditions, including approval by a majority of our shareholders not affiliated with ABC and certain regulatory approvals. For additional information about the merger transaction, see "Agreement and Plan of Merger" on page 11 of this report.

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

Index

Publicly traded on NASDAQ under the ticker symbol BREW, Craft Brew Alliance is headquartered in Portland, Oregon and operates breweries and brewpubs across the U.S. For more information about CBA and its brands, see “Available Information” on page 16 of this report.

Following is a summary of our financial results:

	Net Sales	Net Income (Loss)	Number of Barrels Sold
2019	$193.0 million	$(12.9) million	733,700
2018	$206.2 million	$4.1 million	747,600
2017	$207.5 million	$9.5 million	748,300

Agreements with Anheuser-Busch, LLC

On November 11, 2019, we entered into the Merger Agreement with ABC and Merger Sub, pursuant to which Merger Sub will be merged with and into CBA, with CBA continuing as the surviving entity in the Merger as a direct subsidiary of ABC. See "Relationship with Anheuser-Busch, LLC" in Item 1. Business in this report for additional information regarding the Merger.

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

As amended in August 2016, the term of the A-B Distributor Agreement will expire on December 31, 2028, unless terminated earlier as a result of the Merger or otherwise. The A-B Distributor Agreement is also subject to immediate termination, by either party, upon the occurrence of standard events of default as defined in the agreement. Additionally, the A-B Distributor Agreement may be terminated by A-B, with six months’ prior written notice to us, upon the occurrence of any of the following events:

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

Under the A-B Distributor Agreement, we pay $0.25 per case-equivalent as a margin fee. In addition, since January 1, 2019, we have been required to reinvest an aggregate amount equal to $0.25 per case-equivalent in sales and marketing efforts for our products.

On August 23, 2016, we also entered into a Contract Brewing Agreement (the “Brewing Agreement”) with ABCS, an affiliate of A-B, pursuant to which ABCS has agreed to brew, bottle and package up to 300,000 barrels of our mutually agreed products annually, in facilities owned by ABCS within the United States, for an initial term through December 31, 2026. Production began in ABCS's Fort Collins, Colorado brewery in the second quarter of 2017.

Index

In December 2015, we partnered with Ambev, the Brazilian subsidiary of Anheuser-Busch InBev SA, to distribute Kona beers in Brazil. On August 23, 2016, we also entered into an International Distribution Agreement (the “International Distribution Agreement”) with Anheuser-Busch Worldwide Investments, LLC (“ABWI”), an affiliate of A-B, pursuant to which ABWI is our sole and exclusive distributor of our malt beverage products in jurisdictions outside the United States, subject to the terms and conditions of our agreement with our other international distributor, CraftCan Travel LLC, and certain other limitations, in each case as set forth in the International Distribution Agreement. Unless terminated sooner, including upon completion of the Merger, the International Distribution Agreement will continue in effect until December 31, 2026.

On January 30, 2018, we entered into a Contract Brewing Agreement with ABC, pursuant to which we have agreed to brew, package, and palletize certain malt beverage products of A-B's craft breweries at our Portland, Oregon, and Portsmouth, New Hampshire, breweries as selected by ABC. Under the terms of this agreement, ABC paid us a per barrel fee that varies based on the annual volume of the specified product brewed by us, plus (a) our actual incremental costs of brewing the product, and (b) certain capital costs and costs of graphics and labeling that we incur in connection with the brewed products. The agreement expired on December 31, 2019.

For additional information, see Note 20 of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report.

Sale of Woodinville Brewery
See Notes 21 and 22 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this report for a discussion of the termination of our agreements with Pabst Brewing Company, LLC, and Pabst Northwest Brewing Company, LLC (collectively, "Pabst"), the determination in 2017 to classify our Woodinville Brewery assets as held for sale and a $0.5 million impairment charge recorded related to the assets held for sale. The sale was completed in early 2018 and, when settled, resulted in a $0.5 million gain on sale of assets.

Results of Operations

The following table sets forth, for the periods indicated, certain information from our Consolidated Statements of Operations expressed as a percentage of Net sales(1):

	Year Ended December 31,
	2019	2018	2017
Sales	106.0%	105.4%	105.8%
Less excise tax	6.0	5.4	5.8
Net sales	100.0	100.0	100.0
Cost of sales	67.4	66.9	68.5
Gross profit	32.6	33.1	31.5
Selling, general and administrative expenses	42.0	30.3	29.1
Operating income (loss)	(9.4)	2.8	2.3
Interest expense	(1.0)	(0.3)	(0.3)
Other income, net	0.2	0.1	—
Income (loss) before income taxes	(10.2)	2.6	1.9
Income tax provision (benefit)	(3.5)	0.6	(2.6)
Net income (loss)	(6.7)%	2.0%	4.6%

(1)	Percentages may not sum due to rounding.

Index

Segment Information
Net sales, Gross profit and Gross margin information by segment was as follows (dollars in thousands):

	Year Ended December 31,
2019	Beer Related	Brewpubs	Total
Net sales	$169,275	$23,696	$192,971
Gross profit	$60,601	$2,248	$62,849
Gross margin	35.8%	9.5%	32.6%

2018
Net sales	$182,163	$24,023	$206,186
Gross profit	$66,958	$1,365	$68,323
Gross margin	36.8%	5.7%	33.1%

2017
Net sales	$179,830	$27,626	$207,456
Gross profit	$63,412	$1,846	$65,258
Gross margin	35.3%	6.7%	31.5%

Net Sales by Category
The following tables set forth a comparison of Net sales by category (dollars in thousands):

	Year Ended December 31,		Dollar Change	% Change
Sales by Category	2019	2018
A-B and A-B related(1)	$163,612	$167,638	$(4,026)	(2.4)%
Contract brewing and beer related(2)	17,326	25,608	(8,282)	(32.3)%
Excise taxes	(11,663)	(11,083)	(580)	5.2%
Net beer related sales	169,275	182,163	(12,888)	(7.1)%
Brewpubs(3)	23,696	24,023	(327)	(1.4)%
Net sales	$192,971	$206,186	$(13,215)	(6.4)%

	Year Ended December 31,		Dollar Change	% Change
Sales by Category	2018	2017
A-B and A-B related(1)	$167,638	$164,491	$3,147	1.9%
Contract brewing and beer related(2)	25,608	27,430	(1,822)	(6.6)%
Excise taxes	(11,083)	(12,091)	1,008	(8.3)%
Net beer related sales	182,163	179,830	2,333	1.3%
Brewpubs(3)	24,023	27,626	(3,603)	(13.0)%
Net sales	$206,186	$207,456	$(1,270)	(0.6)%

(1)
A-B and A-B related includes domestic and international sales of our owned brands sold through A-B and Ambev, non-owned brands sold pursuant to master distribution agreements, contract brewing fees earned from ABC which began in 2018, international distribution fees earned from ABWI and the sale of hops to A-B.

(2)
Beer related includes international and domestic beer sales not sold through A-B or Ambev, as well as fees earned through alternating proprietorship agreements which ceased in the fourth quarter of 2018.

(3)	Brewpubs sales include sales of promotional merchandise and sales of beer directly to customers.

Index

Shipments by Category
Shipments by category were as follows (in barrels):

Year Ended December 31,	2019 Shipments	2018 Shipments	Increase (Decrease)	% Change	Change in Depletions(1)
A-B and A-B related(2)	645,400	653,300	(7,900)	(1.2)%	(1)%
Contract brewing and beer related(3)	80,800	86,700	(5,900)	(6.8)%
Brewpubs	7,500	7,600	(100)	(1.3)%
Total	733,700	747,600	(13,900)	(1.9)%

Year Ended December 31,	2018 Shipments	2017 Shipments	Increase (Decrease)	% Change	Change in Depletions(1)
A-B and A-B related(2)	653,300	654,200	(900)	(0.1)%	(2)%
Contract brewing and beer related(3)	86,700	84,800	1,900	2.2%
Brewpubs	7,600	9,300	(1,700)	(18.3)%
Total	747,600	748,300	(700)	(0.1)%

(1)	Change in depletions reflects the year-over-year change in barrel volume sales of beer by our wholesalers to retailers.

(2)
A-B and A-B related includes domestic and international shipments of our owned brands distributed through A-B and Ambev, non-owned brands distributed pursuant to master distribution agreements and contract brewing volume produced for ABC which began in 2018.

(3)	Beer related includes domestic and international shipments of our beers not distributed through A-B or Ambev.

The decrease in sales to A-B and A-B related in 2019 compared to 2018 was primarily due to increased promotional programming on owned brands, as well as decreases in A-B contract brew shipments, partially offset by increases in average unit pricing. International distribution fees earned were $3.2 million in 2019 compared to $3.4 million in 2018.

The increase in sales to A-B and A-B related in 2018 compared to 2017 was primarily due to an increase in average unit pricing, contract brewing fees earned and the sale of hops, partially offset by unfavorable brand family mix.

The average gross revenue per barrel, excluding excise taxes and net of discounting, on shipments of beer through the A-B distribution network was relatively flat in 2019 compared to 2018, primarily due to pricing increases, partially offset by increases in promotional programming.

The average gross revenue per barrel, excluding excise taxes and net of discounting, on shipments of beer through the A-B distribution network increased by 1.4% in 2018 compared to 2017, primarily due to pricing increases, partially offset by shifts in brand family mix. Price changes implemented by us have generally followed craft beer market pricing trends.

During 2019, 2018 and 2017, we sold 88.0%, 87.4% and 87.4%, respectively, of our beer through A-B at wholesale pricing levels.

The decrease in contract brewing and beer related sales in 2019 compared to 2018 was primarily due to no longer receiving alternating proprietorship fees as a result of the acquisitions of Appalachian Mountain Brewing, Cisco Brewers and Wynwood Brewing in late 2018, as well as decreases in contract brewing shipment volumes, partially offset by sales of our newly acquired brands distributed outside the A-B distribution network. International shipment volumes decreased in 2019 compared to 2018.

The decrease in contract brewing and beer related sales in 2018 compared to 2017 was primarily due to $3.4 million of non-recurring fees earned in the 2018 period from Pabst Northwest Brewing Company ("Pabst") related to a contract brewing volume shortfall and termination fees, partially offset by an increase in international shipments of our beers not distributed through A-B or Ambev and an increase in our alternating proprietorship fees. As a result of our asset purchase of Cisco and acquisitions of AMB and Wynwood, we no longer have alternating proprietorship agreements as of the respective asset purchase and acquisition dates. We expected this to have an unfavorable impact on our 2019 and future Contract brewing and beer related sales.

Brewpubs sales decreased slightly in 2019 compared to 2018 primarily due to ceasing operations at our Portsmouth brewpub and leasing it to the founders of Cisco, which occurred at the beginning of April 2019, as well as the closure of the Portland taproom, which occurred at the end of January 2019, partially offset by the inclusion of the results of our newly acquired AMB and Wynwood brewpub operations.

Index

Brewpubs sales decreased in 2018 compared to 2017, primarily as a result of the closure of our Woodinville brewpub which occurred at the end of 2017, partially offset by increased sales at our Kona brewpub on the big island of Kailua-Kona in Hawaii and our Redhook Brewlab being operational for a full year.

Excise taxes vary directly with the volume of beer shipped. Additionally, beginning January 1, 2018, the federal excise taxes imposed on domestic brewers, such as us, that produce less than 2 million barrels annually, were reduced from $7.00 to $3.50 per barrel on the first 60,000 barrels shipped annually and from $18.00 to $16.00 per barrel on the first 6 million barrels shipped annually for all other brewers and all beer importers. Also, while the existing excise tax on hard cider did not change, the small producer tax credit for hard cider was expanded. Producers like us, who produce between 130,000 and 750,000 gallons of hard cider annually, receive a $0.033 credit for an effective tax rate of $0.193 per gallon.

Shipments by Brand
The following table sets forth a comparison of shipments by brand (in barrels):

Year Ended December 31,	2019 Shipments	2018 Shipments	Increase (Decrease)	% Change	Change in Depletions
Kona	474,800	456,300	18,500	4.1%	4%
Widmer Brothers	91,000	98,700	(7,700)	(7.8)%	(11)%
Redhook	61,000	71,200	(10,200)	(14.3)%	(16)%
Omission	42,200	44,700	(2,500)	(5.6)%	(5)%
All other(1)	52,900	48,500	4,400	9.1%	4%
Total(2)	721,900	719,400	2,500	0.3%	(1)%

Year Ended December 31,	2018 Shipments	2017 Shipments	Increase (Decrease)	% Change	Change in Depletions
Kona	456,300	424,600	31,700	7.5%	8%
Widmer Brothers	98,700	123,300	(24,600)	(20.0)%	(19)%
Redhook	71,200	94,200	(23,000)	(24.4)%	(27)%
Omission	44,700	44,000	700	1.6%	—%
All other(1)	48,500	44,500	4,000	9.0%	12%
Total(2)	719,400	730,600	(11,200)	(1.5)%	(2)%

(1)	All other includes the shipments and depletions from our Appalachian Mountain Brewing, Cisco Brewers, Square Mile, and Wynwood Brewing brand families.

(2)	Total shipments by brand include international shipments and exclude shipments that we produced for others under our contract brewing arrangements.

The increase in our Kona brand shipments in 2019 compared to 2018 was due to increases in domestic shipments, primarily led by demand for Big Wave Golden Ale and Gold Cliff IPA, partially offset by declines in Hanalei Island IPA and Kanaha Blonde Ale.

The increase in our Kona brand shipments in 2018 compared to 2017 was due to increases in both in domestic and international shipments, primarily led by demand for Big Wave Golden Ale and Kanaha Blonde Ale, partially offset by a decline in Longboard Lager.

The decrease in our Widmer Brothers brand shipments in 2019 compared to 2018 was led by a decrease in Hefeweizen brand shipments.

The decrease in our Widmer Brothers brand shipments in 2018 compared to 2017 was led by a decrease in Hefeweizen brand shipments, primarily due to a continued strategic focus on the home market of Oregon, partially offset by the release of Green and Gold Kolsch and Deadlift IPA.

The decrease in our Redhook brand shipments in 2019 compared to 2018 was primarily due to decreases in Longhammer IPA, Brewers Choice Variety Pack, and ESB brand shipments, partially offset by increases in Big Ballard IPA shipments.

Index

The decrease in our Redhook brand shipments in 2018 compared to 2017 was primarily due to a continued strategic focus on the home market of Washington, led by a decline in Longhammer IPA and ESB brand shipments, partially offset by an increase in Big Ballard IPA.

The decrease in our Omission brand shipments in 2019 compared to 2018 was primarily due to decreases in shipments of the Pale Ale, Lager and IPA brands, partially offset by shipments of our newly released seltzer and increased shipments in the Ultimate Light brand.

The slight increase in our Omission brand shipments in 2018 compared to 2017 was primarily led by increased demand for Omission Ultimate Light brand, offset by a decrease in our Pale Ale and Lager brands.

The increase in our All other shipments in 2019 compared to 2018 was primarily due to increases in shipments of our Wynwood and AMB brands, partially offset by a decrease in shipments of Cisco brands, all acquired in the fourth quarter of 2018.

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

Shipments by Package
The following table sets forth a comparison of our shipments by package, excluding contract brewing shipments produced under our contract brewing arrangements (in barrels):

Year Ended December 31,	2019		2018		2017
	Shipments	% of Total	Shipments	% of Total	Shipments	% of Total
Draft	164,400	22.8%	169,200	23.5%	165,600	22.7%
Packaged	557,500	77.2%	550,200	76.5%	565,000	77.3%
Total	721,900	100.0%	719,400	100.0%	730,600	100.0%

The package mix was relatively consistent through the three-year period.

Cost of Sales
Cost of sales includes purchased raw materials, direct labor, overhead and shipping costs.

Information regarding Cost of sales was as follows (dollars in thousands):

	Year Ended December 31,		Dollar
	2019	2018	Change	% Change
Beer Related	$108,674	$115,205	$(6,531)	(5.7)%
Brewpubs	21,448	22,658	(1,210)	(5.3)%
Total	$130,122	$137,863	$(7,741)	(5.6)%

	Year Ended December 31,		Dollar
	2018	2017	Change	% Change
Beer Related	$115,205	$116,418	$(1,213)	(1.0)%
Brewpubs	22,658	25,780	(3,122)	(12.1)%
Total	$137,863	$142,198	$(4,335)	(3.0)%

The decrease in Beer Related Cost of sales in 2019 compared to 2018 was primarily due to decreases in Beer Related Cost of sales on a per barrel basis. The decreases in our Beer Related Cost of sales on a per barrel basis was primarily due to cost savings related to no longer having alternating proprietorship material costs as a result of the acquisitions of the AMB, Cisco and Wynwood brands in the fourth quarter of 2018, as well as the lower cost of having a portion of our beer produced by A-B in its Fort Collins, Colorado brewery. These decreases were partially offset by increases in brewery costs on a per barrel basis due to higher fixed overhead related to our newly acquired breweries in Boone, North Carolina and Miami, Florida.

The decrease in Beer Related Cost of sales in 2018 compared to 2017 was primarily due to a decrease in Beer Related Cost of sales on a per barrel basis. The decrease in our Beer Related Cost of sales on a per barrel basis was primarily due to the lower cost

Index

of having a portion of our beer produced by A-B in its Fort Collins, Colorado brewery, as well as cost savings associated with removing the Woodinville facility from our brewing footprint and the termination of our contract brewing agreement in Memphis, which had higher costs on a per barrel basis. The decreases were partially offset by increases in brewery costs due to higher fixed overhead, distribution rates on a per barrel basis and an increase in the quantity of hops shipped from our inventory. As a result of our asset purchase of Cisco and acquisitions of AMB and Wynwood we no longer have alternating proprietorship agreements. We expected this to have a favorable impact on our 2019 and future Beer Related Cost of sales.

Brewpubs Cost of sales decreased in 2019 compared to 2018 primarily due to ceasing operations and leasing of our Portsmouth brewpub to the founders of Cisco, and the closure of the Portland taproom, partially offset by the costs related to operating our newly acquired AMB and Wynwood brewpub operations.

Brewpubs Cost of sales increased in 2018 compared to 2017 primarily due to closure of the Woodinville brewpub and conversion of the Portland brewpub into a taproom, partially offset by the costs of opening our new brewpub in Seattle.

Capacity Utilization
Capacity utilization is calculated by dividing total shipments from our owned breweries by approximate working capacity of those breweries and was as follows:

	Year Ended December 31,
	2019	2018	2017
Capacity utilization	53%	57%	60%

Our capacity utilization declined in 2019 compared to 2018 and 2018 compared to 2017 due to a larger percentage of our beer being brewed by ABCS as part of our contract brewing relationship and evolving brewery footprint.

As discussed in Notes 21 and 22 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this report, we ceased production at our Woodinville, Washington brewery during the second quarter of 2017, which reduced the capacity of our owned breweries beginning in the third quarter of 2017. As a result, beginning with the third quarter of 2017, our capacity utilization calculation was revised to exclude, from the denominator, the production capacity of our Woodinville, Washington brewery, which we estimated to be approximately 220,000 barrels per year.

Gross Profit
Information regarding Gross profit was as follows (dollars in thousands):

	Year Ended December 31,		Dollar
	2019	2018	Change	% Change
Beer Related	$60,601	$66,958	$(6,357)	(9.5)%
Brewpubs	2,248	1,365	883	64.7%
Total	$62,849	$68,323	$(5,474)	(8.0)%

	Year Ended December 31,		Dollar
	2018	2017	Change	% Change
Beer Related	$66,958	$63,412	$3,546	5.6%
Brewpubs	1,365	1,846	(481)	(26.1)%
Total	$68,323	$65,258	$3,065	4.7%

Gross profit as a percentage of Net sales, or gross margin rate, was as follows:

	Year Ended December 31,
	2019	2018	2017
Beer Related	35.8%	36.8%	35.3%
Brewpubs	9.5%	5.7%	6.7%
Total	32.6%	33.1%	31.5%

The deceases in Beer Related Gross profit and gross margin in 2019 compared to 2018 were primarily due to incremental promotional pricing, decreases in shipment volume and increases in brewery costs due to higher fixed overhead related to our newly acquired

Index

breweries in Boone, North Carolina and Miami, Florida, partially offset by cost savings related to no longer having alternating proprietorship material costs, and the lower costs related to having a portion of our beer produced by A-B in Fort Collins.

The increases in Beer Related Gross profit and gross margin rate in 2018 compared to 2017 were primarily due to increased unit pricing, lower excise tax rates, and the lower costs related to having a portion of our beer produced by A-B in Fort Collins, partially offset by $3.4 million of non-recurring fees earned from Pabst related to a contract brewing volume shortfall in 2017, and increases in brewery costs and distribution rates on a per barrel basis.

The increases in Brewpubs Gross profit and gross margin in 2019 compared to 2018 were primarily due to the net results of our newly acquired AMB and Wynwood brewpub operations, partially offset by declines in our Portsmouth brewpub, which is being leased to the founders of Cisco beginning in April 2019.

The decreases in the Brewpubs Gross profit and gross margin rate in 2018 compared to 2017 were primarily due to the closure of our Woodinville brewpub and the net costs associated with our brewpub in Seattle, partially offset by the increased sales at our Kona brewpub.

Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) include compensation and related expenses for our sales and marketing activities, management, legal and other professional and administrative support functions.

Information regarding SG&A was as follows (dollars in thousands):

	Year Ended December 31,		Dollar Change	% Change
	2019	2018
	$80,967	$62,572	$18,395	29.4%
As a % of Net sales	42.0%	30.3%

	Year Ended December 31,		Dollar Change	% Change
	2018	2017
	$62,572	$60,463	$2,109	3.5%
As a % of Net sales	30.3%	29.1%

The increase in SG&A in 2019 compared to 2018 was primarily due to an increase in creative and media spend related to our Kona marketing campaign, including our first national campaign during the NCAA's basketball tournament, March Madness, of $6.9 million, increases in employee related costs, and a $4.7 million charge based on our current estimate of the probable costs of settling the litigation related to the Kona class action lawsuit. See Note 19 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

The increase in SG&A in 2018 compared to 2017 was primarily due to increases in in-market promotional spend and professional fees, partially offset by a gain of $0.5 million in the first quarter of 2018 related to the sale of the Woodinville brewing and bottling equipment and a decrease in general and administrative costs.

Interest Expense
Information regarding Interest expense was as follows (dollars in thousands):

	Year Ended December 31,		Dollar Change	% Change
	2019	2018
Interest expense	$1,850	$614	$1,236	201.3%

	Year Ended December 31,		Dollar Change	% Change
	2018	2017
Interest expense	$614	$715	$(101)	(14.1)%

Index

	Year Ended December 31,
	2019	2018	2017
Average debt outstanding	$44,595	$18,664	$27,189
Average interest rate	4.06%	2.96%	2.08%

The increase in Interest expense in 2019 compared to 2018 was primarily due to increases in our average debt outstanding and higher average interest rate. The increase in our average debt outstanding were due to borrowing on our line of credit to facilitate the acquisitions that were completed in the three-month period ended December 31, 2018 and new secured borrowing pursuant to our Master Lease Agreement executed during the second quarter of 2019.

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

Income Tax Provision (Benefit)
Our effective income tax rate was (34.1)%, 23.7% and (135.7)% in 2019, 2018 and 2017, respectively. The effective income tax rates reflect the impact of non-deductible expenses (primarily meals and entertainment expenses), state and local taxes, tax credits, and, for 2017, income excluded from taxation under the domestic production activities exclusion.

In the third quarter of 2019, we recognized a $1.3 million benefit for research and development tax credits.The tax credits were claimed on our 2015 - 2018 tax returns and were based upon a study completed in the third quarter of 2019. Additional credits of $0.4 million were recognized for 2019 research and development tax credits. Unrecognized tax benefits associated with these tax credits total $0.3 million.

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

Liquidity and Capital Resources

We have required capital primarily for the construction and development of our production breweries, to support our expansion and growth plans, including acquisitions, and to fund our working capital needs. Historically, we have financed our capital requirements through cash flows from operations, bank borrowings and the sale of common and preferred stock. We anticipate meeting our obligations for the twelve months beginning January 1, 2020, primarily from cash flows generated from operations and borrowing under our line of credit facility as the need arises. Capital resources available to us at December 31, 2019 included $0.5 million of Cash and cash equivalents and $25.0 million available under our line of credit facility.

We had $1.6 million and $13.7 million of working capital and our debt as a percentage of total capitalization (total debt and common shareholders’ equity) was 21.5% and 25.8% at December 31, 2019 and 2018, respectively.

Index

A summary of our cash flow information was as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net cash provided by operating activities	$27,008	$13,241	$16,778
Net cash used in investing activities	(14,485)	(27,124)	(20,348)
Net cash provided by (used in) financing activities	(13,254)	14,504	3,707
Increase (decrease) in cash, cash equivalents and restricted cash	$(731)	$621	$137

Cash provided by operating activities of $27.0 million in 2019 resulted from our Net loss of $(12.9) million being offset by net non-cash expenses of $7.6 million, and changes in our operating assets and liabilities as discussed in more detail below.

Accounts receivable, net, decreased $12.5 million to $17.5 million at December 31, 2019, compared to $30.0 million at December 31, 2018. This decrease was primarily due to a $12.6 million decrease in our receivable from A-B to a total of $11.4 million at December 31, 2019, primarily due to the $6.0 million international distribution agreement fee from ABWI outstanding at December 31, 2018, which was received in January 2019. Historically, we have not had collection problems related to our accounts receivable.

Inventories increased $1.9 million to $19.1 million at December 31, 2019, compared to $17.2 million at December 31, 2018. The increase was primarily due to an increase in raw materials as we purchased hops under raw material contracts and purchases of packaging materials, partially offset by a decrease in promotional merchandise.

Accounts payable decreased $1.8 million to $15.8 million at December 31, 2019, compared to $17.6 million at December 31, 2018, primarily due to the timing of payments for capital projects and marketing expenditures. The portion of our payable to A-B that is included in our Accounts payable totaled $6.0 million at December 31, 2019, which is slightly higher than the balance at December 31, 2018, primarily due to the timing of payments related to our contract brewing relationship with ABCS.

Deferred revenue increased $16.8 million to $22.7 million at December 31, 2019 compared to $6.0 million at December 31, 2018, primarily due to the receipt of a $20.0 million one-time incentive payment from ABC as required by the terms of the International Distribution Agreement.

As of December 31, 2019 we had the following net operating loss carryforwards (“NOLs”) and federal credit carry forwards available to offset payment of future income taxes:

•	state NOLs of $0.5 million, tax-effected;

•	federal NOL of $2.4 million, tax-effected;

•	federal alternative minimum tax (“AMT”) credit carry forwards of $0.1 million;

•	federal employer FICA tips credit of $0.7 million; and

•	federal research and development tax credit of $1.9 million ($2.2 million of tax credits less $0.3 million of unrecognized tax benefits).

The AMT credit carryforward is refundable over the next four years. As such, the carryforward is recognized as a tax receivable on our Consolidated Balance Sheets at December 31, 2019.

Capital expenditures of $14.4 million in 2019 were primarily directed to beer production capacity and efficiency improvement, enterprise resource planning software and Brewpubs expansions. As of December 31, 2019, we had an additional $1.6 million of expenditures recorded in Accounts payable on our Consolidated Balance Sheets, compared to $3.1 million at December 31, 2018. We anticipate capital expenditures will not exceed $10.0 million in 2020, primarily for our new Kona brewery and enterprise resource planning software.

Index

Credit Agreement
On October 10, 2018, we executed a First Amendment (the " First Amendment") to our Amended and Restated Credit Agreement with Bank of America, N.A. ("BofA") dated November 30, 2015 (as amended, the "Credit Agreement"). The Credit Agreement as amended by the First Amendment provides for a revolving line of credit (“Line of Credit”), including provisions for cash borrowings and up to $2.5 million notional amount of letters of credit, and an originally valued $10.8 million term loan (“Term Loan”). The primary changes effected by the First Amendment were to increase the maximum amount available under the Line of Credit from $40.0 million to $45.0 million and to extend the maturity date of the Line of Credit from November 30, 2020 to September 30, 2023, which is also the maturity date of the Term Loan. The maximum amount of the Line of Credit is subject to loan commitment reductions in the amount of $750,000 each quarter beginning March 31, 2020. The First Amendment also increased the limit on the total amount of investments that we may make in other craft brewers, other than the acquisition of all or substantially all of the assets or controlling ownership interests, from $5.0 million to $10.0 million and revised the definition of Consolidated EBITDA to account for legal fees and costs associated with litigation described in Note 19. We may draw upon the Line of Credit for working capital and general corporate purposes.

As of December 31, 2019, we had $25.0 million in funds available to be drawn upon from our Line of Credit and $20.0 million of borrowings outstanding. At December 31, 2019, $8.4 million was outstanding under the Term Loan.

Under the Credit Agreement as in effect at December 31, 2019, interest accrues at an annual rate based on the London Inter-Bank Offered Rate (“LIBOR”) Daily Floating Rate plus a marginal rate. The marginal rate varies from 0.75% to 2.00% for the Line of Credit and Term Loan based on our funded debt ratio. At December 31, 2019, our marginal rate was 2.00%, resulting in an annual interest rate of 2.96%. It is likely that LIBOR will no longer be used as a reference rate by most, if not all, financial institutions before year-end 2021.

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

Effective May 7, 2019, we executed a Second Amendment to the Credit Agreement with BofA (the “Second Amendment”). EBITDA, as defined in the Second Amendment, includes certain adjustments specified in the Second Amendment. Per the Second Amendment, beginning July 1, 2019, and in each fiscal quarter thereafter, the maximum Consolidated Leverage Ratio is 3.50 to 1.00, as A-B did not make a Qualifying Offer as defined in the International Distribution Agreement with Anheuser-Busch Worldwide Investments, LLC, an affiliate of A-B.

Effective September 25, 2019, we executed a Third Amendment to the Credit Agreement with BofA that allows us to net Consolidated Funded Indebtedness with Qualified Cash and Cash Equivalents on hand in an amount not to exceed $10 million, to arrive at Consolidated Net Funded Indebtedness. Consolidated Leverage Ratio was revised to mean the ratio of Consolidated Net Funded Indebtedness to Consolidated EBITDA for the applicable measurement period.

Effective December 31, 2019, we executed a Fourth Amendment to the Credit Agreement with BofA (the "Fourth Amendment"). The primary changes effected by the Fourth Amendment were to: (i) add new defined terms relating to the Agreement and Plan of Merger, dated as of November 11, 2019, by and among CBA, Barrel Subsidiary, Inc., and Anheuser-Busch Companies, LLC (the "A-B Merger"); (ii) revise the definition of Consolidated EBITDA to account for legal fees and expenses paid in cash in connection with the A-B Merger; and (iii) revise the financial covenants.

As amended, the Credit Agreement requires us to satisfy the following financial covenants: (i) on or after the earliest to occur of July 1, 2020 or the termination of the A-B Merger, a Consolidated Leverage Ratio of 3.50 to 1.00; (ii) on or after the earliest to occur of July 1, 2020 or the termination of the A-B Merger, a Fixed Charge Coverage Ratio of 1.20 to 1.00; and (iii) on a trailing four-quarter basis at each of March 31, 2020 and June 30, 2020, a minimum Consolidated EBITDA of $3.0 million. Failure to maintain compliance with these covenants is an event of default and would give BofA the right to declare the entire outstanding loan balance immediately due and payable.

The Credit Agreement, as revised by the Fourth Amendment, in effect at December 31, 2019, had no required financial covenants and, therefore, at December 31, 2019, we were in compliance with all applicable contractual financial covenants of the Credit Agreement, other than the A-B Merger.

Index

Secured Borrowing
On June 20, 2019 we executed an agreement with BofA, pursuant to our Master Lease Agreement, for $5.2 million in cash in exchange for a secured interest in our previously installed can line at our Portland brewing facility. The maturity date of the secured borrowing is June 21, 2026. We used the funds to pay down our Line of Credit. At December 31, 2019, $4.9 million was outstanding at an interest rate of 4.54%.

Contractual Commitments and Obligations

The following is a summary of our contractual commitments and obligations as of December 31, 2019 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	2020	2021 and 2022	2023 and 2024	2025 and beyond
Term loan	$8,381	$459	$973	$6,949	$—
Interest on term loan(1)	323	92	168	63	—
Line of credit	19,980	—	—	19,980	—
Secured borrowing	4,874	660	1,412	1,547	1,255
Interest on secured borrowing(2)	763	208	322	188	45
Operating leases	39,099	7,470	4,065	2,960	24,604
Finance leases	1,196	333	465	398	—
Purchase commitments	14,681	6,121	7,922	638	—
Sponsorship obligations	4,236	2,129	1,868	239	—
Interest rate swap(3)	600	171	312	117	—
	$94,133	$17,643	$17,507	$33,079	$25,904

(1)	The variable interest rate on our Term Loan and Line of Credit was 2.96% at December 31, 2019.

(2)	The fixed rate on our secured borrowing was 4.54%.

(3)	The fixed rate on our interest rate swap was 2.86%. We pay interest at the fixed rate and receive interest at the Benchmark Rate, which was 1.75% at December 31, 2019.

See Notes 10 and 19 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this report for additional information.

Inflation

We believe that the impact of inflation was minimal on our business in 2019, 2018 and 2017.

Critical Accounting Policies and Estimates

Our financial statements are based upon the selection and application of significant accounting policies that require management to make significant estimates and assumptions. Judgments and uncertainties affecting the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions. Our estimates are based upon historical experience, market trends and financial forecasts and projections, and various other assumptions that management believes to be reasonable under the circumstances at various points in time. Actual results may differ, potentially significantly, from these estimates.

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

Index

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

Revenue Recognition
We recognize revenue from product sales, net of excise taxes, discounts and certain fees we must pay in connection with sales to a member of the A-B wholesale distributor network, when the products are delivered to the member. A member of the A-B wholesale distributor network may be a branch of A-B or an independent wholesale distributor. As our revenue recognition policy was not materially changed by the adoption of ASC 606 in 2018, this policy applied to all periods presented.

We recognize revenue on contract brewing sales when the product is shipped to our contract brewing customer, at which point our performance obligations have been fulfilled, in both cases this marks the time when our performance obligation(s) are fulfilled.

We recognize revenue on retail sales at the time of sale and we recognize revenue from events at the time of the event as this effectively models the satisfaction over time of the underlying performance obligations.

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

Leases
We lease office space, restaurant and production facilities, warehouse and storage space, land and equipment under operating leases that expire at various dates through the year ending December 31, 2064 and equipment under finance leases that expire at various dates through the year ending December 31, 2024. Certain leases contain renewal options and escalation clauses for adjusting rent to reflect changes in price indices or scheduled adjustments.

When recording the lease assets and related lease liabilities on our Consolidated Balance Sheets, we exercise judgment in determining the lease term and implicit interest rate if not stated in the agreement.

Index

We determine the lease term based on the provisions of the underlying agreement, the economic value of leasehold improvements and other relevant factors.

We determine the implicit rate based on the estimated rate at which we would borrow, in the current economic environment, an amount equal to the lease payments over a similar term on a collateralized basis, which is used to determine the present value of lease payments.

Leases with an initial term of 12 months or less are not recorded on our Consolidated Balance Sheets and we recognize lease expense for these leases on a straight-line basis over the lease term.

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

Recent Accounting Pronouncements

See Note 3 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

Index

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk
We have assessed our vulnerability to certain market risks, including interest rate risk associated with financial instruments included in Cash and cash equivalents and Long-term debt. To mitigate this risk, on January 23, 2014, we entered into an $8.0 million notional amount interest rate swap agreement, which expires September 30, 2023, to hedge the variability of interest payments associated with our variable-rate borrowings on our term loan. The notional amount fluctuates based on a predefined schedule based on our anticipated borrowings. Since the interest rate swap hedges the variability of interest payments on variable rate debt with similar terms, it qualifies for cash flow hedge accounting treatment. The interest rate swap hedges 75% of our total term loan outstanding and reduces our overall interest rate risk. As of December 31, 2019, we had unhedged variable-rate debt outstanding of $2.1 million on our term loan and $20.0 million on our line of credit. A 10% increase or decrease in the interest rate on our variable-rate debt would not have a material effect on our financial position, results of operations or cash flows.

Due to the nature of our highly liquid Cash and cash equivalents, an increase or decrease in interest rates would not materially affect the fair value of our cash or the related interest income.

Index

Item 8. Financial Statements and Supplementary Data

Unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2019 is as follows:

2019 (In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$46,992	$60,559	$47,161	$38,259
Cost of sales	30,809	37,272	33,857	28,184
Gross profit	16,183	23,287	13,304	10,075
Selling, general and administrative expenses(1)	25,565	19,381	16,465	19,556
Operating income (loss)	(9,382)	3,906	(3,161)	(9,481)
Interest expense and Other expense, net	(308)	(471)	(592)	(129)
Income (loss) before income taxes	(9,690)	3,435	(3,753)	(9,610)
Income tax provision (benefit)	(2,326)	825	(2,529)	(2,669)
Net income (loss)	$(7,364)	$2,610	$(1,224)	$(6,941)
Basic and diluted net income (loss) per share(3)	$(0.38)	$0.13	$(0.06)	$(0.36)
Shares used in basic per share calculation	19,412	19,443	19,466	19,482
Shares used in diluted per share calculation	19,412	19,593	19,466	19,482

2018 (In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$47,487	$61,823	$52,889	$43,987
Cost of sales	32,416	39,696	36,190	29,561
Gross profit	15,071	22,127	16,699	14,426
Selling, general and administrative expenses(2)	14,748	15,857	16,712	15,255
Operating income (loss)	323	6,270	(13)	(829)
Interest expense and Other expense, net	(100)	(86)	(120)	(16)
Income (loss) before income taxes	223	6,184	(133)	(845)
Income tax provision (benefit)	62	1,732	(194)	(313)
Net income (loss)	$161	$4,452	$61	$(532)
Basic and diluted net income (loss) per share(3)	$0.01	$0.23	$—	$(0.03)
Shares used in basic per share calculation	19,310	19,334	19,370	19,382
Shares used in diluted per share calculation	19,488	19,517	19,545	19,382

(1) Selling, general and administrative expenses includes a $4.6 million, $2.0 million and a $0.3 million charge for creative and media spend related to our Kona marketing campaign, including our first national campaign during the NCAA's basketball tournament, March Madness, during the first, second and third quarters of 2019, respectively. In addition, the first quarter of 2019 includes a $4.7 million charge for our current estimate of the probable costs of settling the litigation related to the Kona class action lawsuit.
(2) Selling, general and administrative expenses in the first quarter of 2018 includes a gain of $0.5 million related to the sale of the Woodinville brewing and bottling equipment.

(3)	Basic and diluted net income (loss) per share may not sum to the full year as presented on the Consolidated Statements of Operations due to rounding.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Craft Brew Alliance, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of Craft Brew Alliance, Inc. and subsidiaries (the “Company”) as of December 31, 2019, the related consolidated statements of operations and comprehensive income (loss), changes in common shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 11, 2020, expressed an unmodified opinion.

Adoption of new accounting standard
As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.

Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
We have served as the Company’s auditor since 2019.

/s/ Grant Thornton LLP
Seattle, Washington
March 11, 2020

Index

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Craft Brew Alliance, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Craft Brew Alliance, Inc. (the “Company”) as of December 31, 2018, the related consolidated statements of operations, comprehensive income (loss), common shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle
As discussed in Note 13 to the consolidated financial statements, in 2018 the Company changed its method of accounting for revenue recognition due to the adoption of Accounting Standards Codification Topic No. 606.

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

/s/ Moss Adams LLP

Portland, Oregon
March 6, 2019

We served as the Company’s auditor from 2004 to 2019.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	December 31,
	2019	2018
Assets
Current assets:
Cash, cash equivalents and restricted cash	$469	$1,200
Accounts receivable, net	17,492	29,998
Inventory, net	19,142	17,216
Other current assets	3,953	3,121
Total current assets	41,056	51,535
Property, equipment and leasehold improvements, net	113,337	113,189
Operating lease right-of-use asset	23,513	—
Goodwill	21,935	21,986
Trademarks	44,240	44,289
Intangible and other assets, net	5,304	5,048
Total assets	$249,385	$236,047
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$15,804	$17,552
Accrued salaries, wages and payroll taxes	5,675	5,635
Refundable deposits	3,640	4,123
Deferred revenue	3,251	6,015
Other accrued expenses	9,623	3,618
Current portion of long-term debt and finance lease obligations	1,415	919
Total current liabilities	39,408	37,862
Deferred revenue, non-current	19,488	—
Long-term debt and finance lease obligations, net of current portion	32,920	46,573
Fair value of derivative financial instruments	278	116
Deferred income tax liability, net	6,966	12,381
Long-term operating lease liabilities	24,037	—
Other liabilities	983	2,680
Total liabilities	124,080	99,612
Commitments and contingencies (Note 19)
Common shareholders' equity:
Common stock, $0.005 par value. Authorized 50,000,000 shares; issued and outstanding 19,495,907 and 19,382,641	97	97
Additional paid-in capital	145,923	144,013
Accumulated other comprehensive loss	(207)	(86)
Accumulated deficit	(20,508)	(7,589)
Total common shareholders' equity	125,305	136,435
Total liabilities and common shareholders' equity	$249,385	$236,047

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Sales	$204,634	$217,269	$219,547
Less excise taxes	11,663	11,083	12,091
Net sales	192,971	206,186	207,456
Cost of sales	130,122	137,863	142,198
Gross profit	62,849	68,323	65,258
Selling, general and administrative expenses	80,967	62,572	60,463
Operating income (loss)	(18,118)	5,751	4,795
Interest expense	(1,850)	(614)	(715)
Other income (expense), net	350	292	(39)
Income (loss) before income taxes	(19,618)	5,429	4,041
Income tax provision (benefit)	(6,699)	1,287	(5,482)
Net income (loss)	$(12,919)	$4,142	$9,523
Basic and diluted net income (loss) per share	$(0.66)	$0.21	$0.49
Shares used in basic per share calculations	19,447	19,349	19,284
Shares used in diluted per share calculations	19,447	19,557	19,447

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$(12,919)	$4,142	$9,523
Unrealized gain (loss) on derivative hedge transactions, net of tax	(121)	78	98
Comprehensive income (loss)	$(13,040)	$4,220	$9,621

The accompanying notes are an integral part of these financial statements.

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss		Total Common Shareholders' Equity
	Shares	Par Value			Accumulated Deficit
Balance at December 31, 2016	19,261	$96	$140,687	$(262)	$(20,860)	$119,661
Issuance of shares under stock plans, net of shares withheld for tax payments	25	—	220	—	—	220
Stock-based compensation, net of shares withheld for tax payments	24	—	1,316	—	—	1,316
Unrealized gains on derivative financial instruments, net of tax of $105	—	—	—	98	—	98
Tax payments related to stock-based awards	—	—	(27)		—	(27)
Net income	—	—		—	9,523	9,523
Balance at December 31, 2017	19,310	96	142,196	(164)	(11,337)	130,791
Adoption of accounting standards (see Note 13)	—	—	—	—	(394)	(394)
Issuance of shares under stock plans, net of shares withheld for tax payments	42	0.3	425	—	—	425
Stock-based compensation, net of shares withheld for tax payments	31	0.2	1,484	—	—	1,484
Unrealized gains on derivative financial instruments, net of tax of $27	—	—	—	78	—	78
Tax payments related to stock-based awards	—	—	(92)	—	—	(92)
Net income	—	—	—	—	4,142	4,142
Balance at December 31, 2018	19,383	97	144,013	(86)	(7,589)	136,435
Issuance of shares under stock plans, net of shares withheld for tax payments	30	—	249	—	—	249
Stock-based compensation, net of shares withheld for tax payments	83	—	2,006	—	—	2,006
Unrealized loss on derivative financial instruments, net of tax of $41	—	—	—	(121)	—	(121)
Tax payments related to stock-based awards	—	—	(345)	—	—	(345)
Net loss	—	—	—	—	(12,919)	(12,919)
Balance at December 31, 2019	19,496	$97	$145,923	$(207)	$(20,508)	$125,305

Index

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$(12,919)	$4,142	$9,523
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,559	10,612	10,457
(Gain) loss on sale or disposal of Property, equipment and leasehold improvements	(100)	(567)	428
Deferred income taxes	(5,374)	(506)	(5,400)
Stock-based compensation	2,006	1,484	1,316
Impairment of assets held for sale	—	—	493
Lease expense	287	—	—
Other	224	503	539
Changes in operating assets and liabilities:
Accounts receivable, net	12,846	(2,770)	(3,776)
Inventories	(2,199)	(2,728)	5,500
Other current assets	(1,049)	466	(1,840)
Accounts payable and other accrued expenses	6,180	858	(1,323)
Deferred revenue	16,725	2,630	1,600
Accrued salaries, wages and payroll taxes	40	(266)	910
Refundable deposits	(218)	(617)	(1,649)
Net cash provided by operating activities	27,008	13,241	16,778
Cash flows from investing activities:
Expenditures for Property, equipment and leasehold improvements	(14,399)	(12,769)	(18,342)
Proceeds from sale of Property, equipment and leasehold improvements	188	23,017	95
Restricted cash from sale of Property, equipment and leasehold improvements	—	515	—
Business combinations and asset acquisitions	(274)	(37,887)	—
Equity method investment	—	—	(2,101)
Net cash used in investing activities	(14,485)	(27,124)	(20,348)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	5,192	—	—
Principal payments on debt and capital lease obligations	(1,238)	(724)	(709)
Net borrowings (repayments) under revolving line of credit	(17,112)	14,893	4,224
Proceeds from issuances of common stock	248	427	219
Tax payments related to stock-based awards	(344)	(92)	(27)
Net cash provided by (used in) financing activities	(13,254)	14,504	3,707
Increase (decrease) in Cash, cash equivalents and restricted cash	(731)	621	137
Cash, cash equivalents and restricted cash:
Beginning of period	1,200	579	442
End of period	$469	$1,200	$579
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,879	$576	$716
Cash paid (received) for income taxes, net	(1,560)	1,078	1,158
Cash paid for amounts included in measurement of lease liabilities	3,010	—	—
Supplemental disclosure of non-cash information:
Right-of-use assets obtained in exchange for operating lease obligations	$24,918	$—	$—
Right-of-use assets obtained in exchange for finance lease obligations	2,538	—	—
Purchases of Property, equipment and leasehold improvements with capital leases	—	—	521
Purchases of Property, equipment and leasehold improvements included in Accounts payable at end of period	1,593	3,061	519
The accompanying notes are an integral part of these financial statements.

Index

Note 1. Nature of Operations

Overview
Craft Brew Alliance, Inc. ("CBA") is the seventh largest craft brewing company in the U.S. and a leader in brewing, branding, and bringing to market world-class American craft beers and beverages.

Our distinctive portfolio combines the power of Kona Brewing Co., one of the top craft beer brands in the world, with strong regional breweries and innovative lifestyle brands, Appalachian Mountain Brewery, Cisco Brewers, Omission Brewing Co., Redhook Brewery, Square Mile Cider Co., Widmer Brothers Brewing, and Wynwood Brewing Co. We nurture the growth and development of our brands in today’s increasingly competitive beer market through our state-of-the-art brewing and distribution capability, integrated sales and marketing infrastructure, and strong focus on innovation, local community and sustainability.

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

We proudly brew and package our craft beers in three company-owned production breweries located in Portland, Oregon; Portsmouth, New Hampshire; and Kailua-Kona, Hawaii. In 2019, we continued to leverage our contract brewing agreement with A-B Commercial Strategies, LLC (“ABCS”), an affiliate of Anheuser-Busch, LLC (“A-B”), through which we brew select CBA brands in A-B’s Fort Collins, Colorado brewery. Additionally, we own and operate five innovation breweries in Portland, Oregon; Seattle, Washington; Portsmouth, New Hampshire; Boone North Carolina; and Miami, Florida, which are primarily used for small-batch production and limited-release beers offered primarily in our brewpubs and brands’ home markets.

We distribute our beers to retailers through wholesalers that are aligned with the A-B network. These sales are made pursuant to a Master Distributor Agreement (the “A-B Distributor Agreement”) with A-B, which extends through 2028. As a result of this distribution arrangement, we believe that, under alcohol beverage laws in a majority of states, these wholesalers would own the exclusive right to distribute our beers in their respective markets if the A-B Distributor Agreement expires or is terminated. As competition puts increasing pressure on craft brands outside of their home markets, we invested in accelerating Kona’s growth through our first-ever national marketing campaign, expanded distribution of our newly acquired brands Appalachian Mountain Brewery, Cisco Brewers, and Wynwood Brewing Co. across their respective home markets of North Carolina, New England, and South Miami, and continued our efforts to stabilize and strengthen Widmer Brothers and Redhook in the Pacific Northwest, which is a mature craft beer market.

Separate from our A-B wholesalers, we maintain an internal independent sales and marketing organization with resources across the key functions of brand management, field marketing, field sales, and national retail sales.

On November 11, 2019, CBA and Anheuser-Busch Companies, LLC ("ABC") jointly announced an agreement to expand their partnership, with ABC agreeing to purchase the remaining CBA shares it does not currently own in a merger transaction for $16.50 per share, in cash. ABC was formed in 1979 as the holding company of A-B. The transaction represents an exciting next step in a long and successful partnership between the two companies that traces back over 25 years. The transaction is subject to customary closing conditions, including approval by a majority of CBA’s shareholders not affiliated with ABC and certain regulatory approvals.

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

Index

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

Note 2. Significant Accounting Policies

Cash, Cash Equivalents and Restricted Cash
We maintain cash balances with financial institutions that may exceed federally insured limits. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2019 and 2018, we did not have any cash equivalents.

Under our cash management system, we utilize a controlled disbursement account to fund cash distribution checks presented for payment by the holder. Checks issued but not yet presented to banks may result in overdraft balances for accounting purposes. As of December 31, 2019 and 2018, there were $0.3 million and $0.6 million of bank overdrafts, respectively. Changes in bank overdrafts from period to period are reported in the Consolidated Statements of Cash Flows as a component of operating activities within Accounts payable and Other accrued expenses.

Cash and cash equivalents that are restricted as to withdrawal or use under terms of certain contractual agreements are recorded in Cash, cash equivalents and restricted cash on our Consolidated Balance Sheets. As of December 31, 2019 we no longer had any restricted cash. Restricted cash of $0.5 million at December 31, 2018 represented funds held in an escrow account from the sale of our Woodinville brewery related to a lien; the lien was resolved in our favor and the restriction was removed in the third quarter of 2019.

Accounts Receivable
Accounts receivable primarily consists of trade receivables due from wholesalers and A-B for beer and promotional product sales. Because of state liquor laws and each wholesaler’s agreement with A-B, we do not have collectability issues related to the sale of our beer products. Accordingly, we do not regularly provide an allowance for doubtful accounts for beer sales. We have provided an allowance for promotional merchandise receivables that have been invoiced to the wholesaler, which reflects our best estimate of probable losses inherent in the accounts. We determine the allowance based on historical customer experience and other currently available evidence. When a specific account is deemed uncollectible, the account is written off against the allowance. The allowance for doubtful accounts was $25,000 at both December 31, 2019 and 2018.

Activity related to our allowance for doubtful accounts was immaterial in 2019, 2018 and 2017.

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

Index

Depreciation and amortization of property, equipment and leasehold improvements is provided on the straight-line method over the following estimated useful lives:

Buildings	30 – 50 years
Brewery equipment	10 – 25 years
Furniture, fixtures and other equipment	2 – 10 years
Vehicles	5 years
Leasehold improvements	The lesser of useful life or term of the lease

Leases
We account for leases in accordance with Accounting Standards Codification (“ASC”) Topic 842, Leases, which we adopted on January 1, 2019, electing the optional transition method under which we initially applied the standard on that date without adjusting amounts for prior periods, which we continue to present in accordance with ASC 840, including related disclosures.

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

If our leases do not provide an implicit rate, we develop an estimated incremental borrowing rate at the commencement date based on the estimated rate at which we would borrow, in the current economic environment, an amount equal to the lease payments over a similar term on a collateralized basis which is used to determine the present value of lease payments. There were no new operating lease obligations recognized at adoption in comparison to our operating lease obligations disclosed as of December 31, 2018. Our accounting for finance (formerly capital) leases is substantially unchanged.

Valuation of Long-Lived Assets
We evaluate potential impairment of long-lived assets when facts and circumstances indicate that the carrying values of such assets may be impaired. An evaluation of recoverability is performed by comparing the carrying value of the assets to projected future undiscounted cash flows. Upon indication that the carrying value of such assets may not be recoverable, we recognize an impairment loss in the current period in our Consolidated Statements of Operations. During 2017, a $0.5 million impairment charge was recorded as a component of Selling, general and administrative expenses related to the sale of our Woodinville brewery. There were no impairments recorded during 2019 or 2018.

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

Index

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

We have experienced some loss of kegs and anticipate that some loss will occur in future periods due to the significant volume of kegs handled by each wholesaler and retailer, the homogeneous nature of kegs owned by most brewers, and the relatively small deposit collected for each keg when compared with its market value. In order to estimate forfeited deposits attributable to lost kegs, we periodically use internal records, records maintained by A-B, records maintained by other third party vendors and historical information to estimate the physical count of kegs held by wholesalers and A-B. These estimates affect the amount recorded as equipment and refundable deposits as of the date of the consolidated financial statements. The actual liability for refundable deposits may differ from estimates. Our Consolidated Balance Sheets included $3.4 million and $3.9 million at December 31, 2019 and 2018, respectively, in Refundable deposits on kegs and $8.5 million and $9.2 million, respectively, in keg equipment, net of accumulated depreciation, included as a component of Property, equipment and leasehold improvements, net.

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

Revenue Recognition
We recognize revenue from product sales, net of excise taxes, discounts and certain fees we must pay in connection with sales to a member of the A-B wholesale distributor network, when the products are delivered to the member. A member of the A-B wholesale distributor network may be a branch of A-B or an independent wholesale distributor. As our revenue recognition policy was not materially changed by the adoption of ASC 606 in 2018, this policy applied to all periods presented.

We recognize revenue on contract brewing sales when the product is shipped to our contract brewing customer, at which point our performance obligations have been fulfilled.

We recognize revenue on retail sales at the time of sale and we recognize revenue from events at the time of the event, in both cases this marks the time when our performance obligation(s) are fulfilled.

We recognize revenue related to non-refundable payments to be received on specified dates throughout a contract term on a straight-line basis over the life of the related contract or contracts as this effectively models the satisfaction over time of the underlying performance obligations.

See Note 13 for additional information.

Excise Taxes
The federal government levies excise taxes on the sale of alcoholic beverages, including beer. For brewers producing less than two million barrels of beer per calendar year, the federal excise tax until December 31, 2017, was $7.00 per barrel on the first 60,000 barrels of beer removed for consumption or sale during the calendar year, and $18.00 per barrel for each barrel in excess of 60,000 barrels. Beginning January 1, 2018, as a result of the Tax Cuts and Jobs Act ("TCJA"), our federal excise tax rate on beer decreased from $7.00 per barrel to$3.50 per barrel on the first 60,000 barrels of beer removed for consumption or sale during the calendar year, and from $18.00 per barrel to $16.00 per barrel for each barrel in excess of 60,000 barrels. Our beer brewed by

Index

in A-B's Fort Collins, Colorado brewery is taxed at the large brewer rate of $18.00 per barrel. Due to an extension, these lower rates currently expire at the end of 2020. Individual states also impose excise taxes on alcoholic beverages in varying amounts. As presented in our Consolidated Statements of Operations, Sales reflects the amounts invoiced to A-B, wholesalers and other customers. Excise taxes due to federal and state agencies are not collected from our customers, but rather are our responsibility. Net sales, as presented in our Consolidated Statements of Operations, are reduced by applicable federal and state excise taxes.

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

Advertising Expenses
Advertising costs, consisting of television, radio, print, outdoor advertising, on-line and social media, sponsorships, trade events, promotions and printed product information, as well as costs to produce these media, are expensed as incurred. The costs associated with point of sale display items and related promotional merchandise are inventoried and charged to expense when first used. For the years ended December 31, 2019, 2018 and 2017, we recognized costs for all of these activities totaling $23.5 million, $16.9 million and $14.8 million, respectively, which are reflected as Selling, general and administrative expenses in our Consolidated Statements of Operations.

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

We recognize the benefits of tax return positions when it is determined that the positions are “more-likely-than-not” to be sustained by the taxing authority. Interest and penalties accrued on unrecognized tax benefits are recorded as tax expense in the period incurred. There are no interest or penalties accrued on the unrecognized tax benefits. We do not anticipate any changes to the unrecognized tax benefits within the coming year.

Index

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

Note 3. Recent Accounting Pronouncements
ASU 2019-12
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12 "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." ASU 2019-12 eliminates certain exceptions to the general approach to the income tax accounting model, and adds new guidance to reduce the complexity in accounting for income taxes. This guidance is effective for annual periods beginning after December 15, 2020, including interim periods within those annual periods. We are still evaluating the effect of the adoption of ASU 2019-12.

ASU 2018-15
In August 2018, the FASB issued ASU 2018-15, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We are still evaluating the effect of the adoption of ASU 2018-15.

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

ASU 2016-13
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)." ASU 2016-13 addresses accounting for credit losses for assets that are not measured at fair value through net income on a recurring basis. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. We do not expect the adoption of ASU 2016-13 to have a material effect on our financial position, results of operations or cash flows.

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

Our adoption did not change the classification of lease-related expenses in the Consolidated Statements of Operations, and our pattern of expense recognition did not change significantly. As a result, our adoption did not materially affect our cash flows.

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

See Note 8 for additional information.

Note 4. Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2019	2018
Raw materials	$8,435	$7,146
Work in process	2,862	3,219
Finished goods	4,651	4,319
Packaging materials	1,981	891
Promotional merchandise	661	1,139
Pub food, beverages and supplies	552	502
	$19,142	$17,216

Work in process is beer held in fermentation tanks prior to the filtration and packaging process.

Note 5. Acquisitions and Investments

Acquisitions

Purchase of Intellectual Property of Cisco Brewers, Inc. ("Cisco")
On October 10, 2018, we purchased the intellectual property assets of Cisco relating to its malt beverage products (the "Products"), including all trademarks, logos, and recipes (the "Purchase Transaction"). We paid $23.0 million in cash from existing cash and borrowings on the line of credit (the "Purchase Price"), assumed certain liabilities relating to the acquired assets, and agreed to pay an additional amount as a cash incentive payment based on Product shipments in 2023 in excess of a specified number of barrels. Management determined that a future liability for this contingent payment was both probable and reasonably estimable at the time of the transaction. Based on the facts and circumstances at the transaction date, the amount of this liability was estimated to be $585,000 and was included in the cost of the acquired assets. The Purchase Transaction excluded certain assets owned by Cisco, including intellectual property rights associated with its operation of its brewpub in Nantucket and a taproom in Boston, Massachusetts, as well as our brewpub in Portsmouth, New Hampshire, which Cisco began operating in June 2018. Of the Purchase Price, $690,000 was placed in escrow to cover potential liabilities associated with certain third party and direct claims relating to the assets purchased and liabilities assumed in the Purchase Transaction. During the fourth quarter of 2019, the $690,000 in escrow was remitted to the founders of Cisco.

Index

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
Other intangible assets:
Non-compete agreements	$43	2 years
Recipes	56	Indefinite
Trademark	24,163	indefinite
Net assets acquired	$24,262

Index

Acquisition of Appalachian Mountain Brewery ("AMB")On November 29, 2018, we acquired substantially all the assets of AMB, which operates a brewery and taproom in Boone, North Carolina, for $8.3 million in total consideration which was comprised of $7.4 million in cash, the extinguishment of $0.6 million of debt, and the settlement of a preexisting liability of $0.3 million. The source of cash consideration paid was from existing cash and borrowings on the line of credit. Of the purchase price, $671,000 was placed in escrow to cover potential liabilities associated with certain third party and direct claims relating to the assets purchased and liabilities assumed in the acquisition. During the fourth quarter of 2019, $668,000 of the $671,000 was remitted to the founder of AMB. The remaining $3,000 was remitted to us for the settlement of liabilities associated with certain third party and direct claims relating to the assets purchased and liabilities assumed in the acquisition. The transaction was accounted for under the acquisition method of accounting and all assets acquired and liabilities assumed were recorded at their respective acquisition-date fair values. The excess of total consideration over the net identifiable assets acquired and liabilities assumed was recorded as goodwill. The key factors attributable to the creation of goodwill by the AMB acquisition are the assembled workforce and our assessment of the ability to generate cash flows beyond the lives of the finite-lived intangible assets. The expected income tax effect of the acquired assets and liabilities was also included in the determination of recorded goodwill. The goodwill is expected to be deductible for tax purposes. During 2019, we recorded immaterial adjustments to the allocation of the purchase price for the AMB acquisition.

The allocation of the purchase price for the AMB acquisition was as follows (in thousands):

Assets		Useful Life
Inventory	$268	N/A
Property, equipment and leasehold improvements	1,252	3-39 years
Land	360	N/A
Goodwill	3,443	Indefinite
Other intangible assets:
Trademark	1,900	Indefinite
Co-exist agreement	650	Indefinite
Non-compete agreements	260	2 years
Recipes	140	Indefinite
	8,273

Liabilities
Gift cards	2	N/A
Net assets acquired	$8,271

Transaction costs of $226,000 were expensed as incurred as a component of Selling, general and administrative expenses in our Consolidated Statements of Operations.

Increase in Ownership Interest of Wynwood Brewing Company, LLC ("Wynwood")
On July 12, 2017, we purchased a 24.5% interest in Wynwood, which operates a brewery and taproom in Miami, Florida, for $2.1 million in cash. This investment had a carrying value of $2.0 million on October 10, 2018. On October 10, 2018, we increased our ownership interest in Wynwood from 24.5% to 100% for $7.9 million additional consideration which was comprised of $6.8 million in cash and $1.1 million for the fair value of a contingent payment which we agreed to pay as a cash incentive based on product shipments in excess of specified number of barrels in each of 2019, 2020 and 2021. As of December 31, 2019, the fair value of our expected payments under this arrangement was $0.7 million. No payment was made for 2019 as the performance threshold was not met. Adjustments of $0.1 million and $0.3 million were made in the first and fourth quarters of 2019, respectively. The first quarter adjustment was recorded as an adjustment to goodwill within the open one-year measurement period for the transaction. The fourth quarter adjustment was recorded to other income.

The source of cash consideration paid was from existing cash and borrowings on the line of credit. Of the Purchase Price, $203,000 was placed in escrow to cover potential liabilities associated with certain third party and direct claims relating to the assets purchased and liabilities assumed in the acquisition. During the fourth quarter of 2019, $172,000 of the $203,000 was remitted to the founder of Wynwood and $29,000 was remitted to us for the settlement of liabilities associated with certain third party and direct claims relating to the assets purchased and liabilities assumed in the acquisition. The remaining $2,000 was remitted to the escrow company for fees. Prior to becoming a wholly owned subsidiary, we accounted for our investment in Wynwood under the equity method of accounting and recorded it as a component of Intangible, equity method investment and other assets, net on our Consolidated

Index

Balance Sheets. Following the completion of the acquisition, Wynwood became a wholly owned subsidiary and its results were fully consolidated beginning on October 10, 2018.

The transaction was accounted for under the acquisition method of accounting as a step acquisition. As required by this method, we remeasured our preexisting 24.5% equity interest to its acquisition-date fair value which was determined to be $2.1 million. As a result of the remeasurement, a net gain of $170,000 was recorded as a component of Other income (expense), net in our Consolidated Statements of Operations during the fourth quarter of 2018. The fair value of the equity interest was determined on a relative basis to the purchase price of the remaining 75.5% acquired by CBA. During 2019, we recorded immaterial adjustments to the allocation of the purchase price for the Wynwood acquisition.

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

The allocation of the purchase price for the Wynwood acquisition was as follows (in thousands):

Assets		Useful Life
Cash	$79	N/A
Accounts receivable	14	N/A
Inventory	103	N/A
Prepaid expenses and other	40	N/A
Property, equipment and leasehold improvements	310	5 - 10 years
Goodwill	5,626	Indefinite
Other intangible assets:
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

Primary Reasons Behind Transactions
We completed the Cisco, AMB and Wynwood transactions to unlock the full potential of each brand. Over the past several years, our partnerships with North Carolina-based AMB, Massachusetts-based Cisco, and Florida-based Wynwood have bolstered our brand portfolio with strong local brands and breweries in key markets, complementing Kona as the anchor of our portfolio strategy. Further, these partners have supported our strategic brewery evolution by leveraging the capability and location of the Portsmouth, New Hampshire brewery to increase production for partner brands as we rebalance our brewing footprint. We are continuing to increase marketing spend and resources to fuel each brand's growth and help drive continued innovation and greater levels of support for their local communities.

Index

Financial Information
The acquisitions, both individually and as a whole, are not considered significant and, accordingly, certain results of operations information and pro forma financial information is not presented.

Note 6. Other Current Assets and Other Accrued Expenses

Other current assets consisted of the following (in thousands):

	December 31,
	2019	2018
Prepaid property taxes	$—	$553
Prepaid insurance	684	439
Income taxes receivable	342	537
Other	2,927	1,592
	$3,953	$3,121

Other accrued expenses consisted of the following (in thousands):

	December 31,
	2019	2018
Accrued pricing discounts	$1,204	$781
Accrued legal settlement	4,519	—
Other	3,900	2,837
	$9,623	$3,618

Note 7. Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements consisted of the following (in thousands):

	December 31,
	2019	2018
Brewery equipment	$102,150	$99,210
Buildings	34,544	34,525
Land and improvements	4,366	4,181
Furniture, fixtures and other equipment	20,630	20,438
Leasehold improvements	16,060	15,473
Vehicles	221	124
Construction in progress	26,052	22,001
	204,023	195,952
Less accumulated depreciation and amortization	(90,686)	(82,763)
	$113,337	$113,189

Index

Note 8. Leases

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

If our leases do not provide an implicit rate, we develop an estimated incremental borrowing rate at the commencement date based on the estimated rate at which we would borrow, in the current economic environment, an amount equal to the lease payments over a similar term on a collateralized basis which is used to determine the present value of lease payments. There were no new operating lease obligations recognized at adoption in comparison to our operating lease obligations disclosed as of December 31, 2018. Our accounting for finance (formerly capital) leases is substantially unchanged.

As described further in Note 3, we adopted ASC 842 as of January 1, 2019. Prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting under ASC 840.

Lease-related liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Operating lease liabilities:
Current lease liabilities included in Other accrued expenses	$883	$—
Long-term lease liabilities	24,037	—
Total operating lease liabilities	24,920	—

Current portion included in Current portion of long-term debt and finance lease obligations	296	477
Long-term portion of lease liabilities included in Long-term debt and finance lease obligations, net of current portion	804	1,100
Total financing lease liabilities	1,100	1,577
Total lease liabilities	$26,020	$1,577
Weighted-average remaining lease term:
Operating leases	24 years
Finance leases	4 years
Weighted-average discount rate:
Operating leases	4.72%
Finance leases	3.70%

Index

As of December 31, 2019, the maturities of our operating lease liabilities were as follows (in thousands):

Operating Leases
2020	$2,012
2021	2,036
2022	2,091
2023	1,958
2024	1,933
Thereafter	32,301
Total minimum lease payments	42,331
Less: present value adjustment	(17,411)
Operating lease liabilities	$24,920

As of December 31, 2019, the maturities of our finance lease liabilities were as follows (in thousands):

Finance Leases
2020	$333
2021	266
2022	199
2023	199
2024	199
Thereafter	—
Total minimum lease payments	1,196
Less: present value adjustment	(96)
Finance lease liabilities	$1,100

Components of lease cost were as follows (in thousands):

Year Ended December 31, 2019
Operating lease cost(1)	$3,571
Finance lease cost:
Amortization of right-of-use asset	169
Interest on lease liabilities	48
Sublease income	(215)
Total lease cost	$3,573

(1) Includes short-term, month-to-month lease and variable lease costs, which were immaterial.

Index

Note 9. Goodwill and Intangible and Other Assets

Goodwill
The rollforward of goodwill was as follows (in thousands):

Balance, December 31, 2016 and 2017	$12,917
Goodwill acquired related to acquisition of AMB	3,443
Goodwill acquired related to acquisition of Wynwood	5,626
Balance, December 31, 2018	21,986
Goodwill adjustment related to acquisition of Wynwood	(51)
Balance, December 31, 2019	$21,935

There were no impairment losses netted against the goodwill balance at any date.

Intangible and Other Assets
Intangible and other assets and the related accumulated amortization were as follows (in thousands):

	December 31,
	2019	2018
Recipes	$936	$936
Co-Exist Agreement	650	650

Distributor agreements	2,200	2,200
Accumulated amortization	(1,687)	(1,540)
	513	660

Non-compete agreements	563	563
Accumulated amortization	(327)	(45)
	236	518

Other	386	379
Accumulated amortization	(300)	(274)
	86	105
Intangible assets, net	2,421	2,869

Promotional merchandise	53	185
Deposits and other	463	1,994
Finance lease right-of-use asset	2,367	—
Intangible and other assets, net	$5,304	$5,048

Amortization expense was as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Amortization expense	$493	$394	$260

Index

Estimated amortization expense to be recorded for the next five fiscal years and thereafter is as follows (in thousands):

2020	$416
2021	165
2022	165
2023	89
2024	—
Thereafter	—
$835

Note 10. Debt and Finance Lease Obligations

Long-term debt and finance lease obligations consisted of the following (in thousands):

	December 31,
	2019	2018
Term loan, due September 30, 2023	$8,381	$8,823
Line of credit, due September 30, 2023	19,980	37,092
Secured borrowing, due June 21, 2026	4,874	—
Finance lease obligations for equipment	1,100	1,577
	34,335	47,492
Less current portion	(1,415)	(919)
	$32,920	$46,573

Required principal payments on outstanding debt obligations as of December 31, 2019 for the next five years and thereafter are as follows (in thousands):

	Term Loan	Line of Credit	Secured Borrowing	Finance Lease Obligations
2020	$459	$—	$660	$333
2021	477	—	690	266
2022	496	—	722	199
2023	6,949	19,980	756	199
2024	—	—	791	199
Thereafter	—	—	1,255	—
	$8,381	$19,980	$4,874	1,196
Amount representing interest				(96)
				$1,100

Term Loan and Line of Credit
On October 10, 2018, we executed a First Amendment (the "Amendment") to our Amended and Restated Credit Agreement with Bank of America, N.A. ("BofA") dated November 30, 2015 (as amended, the "Credit Agreement"). The Credit Agreement as amended by the First Amendment provides for a revolving line of credit (“Line of Credit”), including provisions for cash borrowings and up to $2.5 million notional amount of letters of credit, and an originally valued $10.8 million term loan (“Term Loan”). The primary changes effected by the First Amendment were to increase the maximum amount available under the Line of Credit from $40.0 million to $45.0 million and to extend the maturity date of the Line of Credit from November 30, 2020 to September 30, 2023, which is also the maturity date of the Term Loan. The maximum amount of the Line of Credit is subject to loan commitment reductions in the amount of $750,000 each quarter beginning March 31, 2020. The First Amendment also increased the limit on the total amount of investments that we may make in other craft brewers, other than the acquisitions of all or substantially all of the assets or controlling ownership interests, from $5.0 million to $10.0 million and revised the definition of Consolidated EBITDA to account for legal fees and costs associated with litigation described in Note 19. We may draw upon the Line of Credit for working capital and general corporate purposes.

Index

At December 31, 2019, we had $20.0 million of borrowings outstanding under the Line of Credit and $8.4 million outstanding under the Term Loan.

Under the Credit Agreement as in effect at December 31, 2019, interest accrues at an annual rate based on the London Inter-Bank Offered Rate (“LIBOR”) Daily Floating Rate plus a marginal rate. The marginal rate varies from 0.75% to 1.75% for the Line of Credit and Term Loan based on our funded debt ratio. At December 31, 2019, our marginal rate was 2.00% resulting in an annual interest rate of 2.96%.

The Credit Agreement authorizes acquisitions within the same line of business as long as we remain in compliance with the financial covenants of the Credit Agreement and there is at least $5.0 million of availability remaining on the Line of Credit following the acquisition.

Under the Credit Agreement, a quarterly fee on the unused portion of the Line of Credit, including the undrawn amount of the related standby letter of credit, varies from 0.15% to 0.30% based upon our funded debt ratio.

At December 31, 2019, the quarterly fee was 0.15% and the fee totaled the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Credit Agreement fee	$37	$52	$37

An annual fee is payable in advance on the notional amount of each standby letter of credit issued and outstanding multiplied by an applicable rate ranging from 0.75% to 1.75%. We had no letters of credit outstanding during 2019, 2018 or 2017.

Effective May 7, 2019, we executed a Second Amendment to the Credit Agreement with BofA (the “Second Amendment”). EBITDA, as defined in the Second Amendment, includes certain adjustments specified in the Second Amendment. Per the Second Amendment, beginning July 1, 2019, and in each fiscal quarter thereafter, the maximum Consolidated Leverage Ratio is 3.50 to 1.00, as A-B did not make a Qualifying Offer as defined in the International Distribution Agreement with Anheuser-Busch Worldwide Investments, LLC, an affiliate of A-B.

Effective September 25, 2019, we executed a Third Amendment to the Credit Agreement with BofA that allows us to net Consolidated Funded Indebtedness with Qualified Cash and Cash Equivalents on hand in an amount not to exceed $10 million, to arrive at Consolidated Net Funded Indebtedness. Consolidated Leverage Ratio was revised to mean the ratio of Consolidated Net Funded Indebtedness to Consolidated EBITDA for the applicable measurement period.

Effective December 31, 2019, we executed a Fourth Amendment to the Credit Agreement with BofA (the "Fourth Amendment"). The primary changes effected by the Fourth Amendment were to: (i) add new defined terms relating to the Agreement and Plan of Merger, dated as of November 11, 2019, by and among CBA, Barrel Subsidiary, Inc., and Anheuser-Busch Companies, LLC (the "A-B Merger"); (ii) revise the definition of Consolidated EBITDA to account for legal fees and expenses paid in cash in connection with the A-B Merger; and (iii) revise the financial covenants.

As amended, the Credit Agreement requires us to satisfy the following financial covenants: (i) on or after the earliest to occur of July 1, 2020 or the termination of the A-B Merger, a Consolidated Leverage Ratio of 3.50 to 1.00; (ii) on or after the earliest to occur of July 1, 2020 or the termination of the A-B Merger, a Fixed Charge Coverage Ratio of 1.20 to 1.00; and (iii) on a trailing four-quarter basis at each of March 31, 2020 and June 30, 2020, a minimum Consolidated EBITDA of $3.0 million. Failure to maintain compliance with these covenants is an event of default and would give BofA the right to declare the entire outstanding loan balance immediately due and payable.

The Credit Agreement, as revised by the Fourth Amendment, in effect at December 31, 2019, had no required financial covenants and, therefore, at December 31, 2019, we were in compliance with all applicable contractual financial covenants of the Credit Agreement.

The Credit Agreement is secured by substantially all of our personal property and fixtures and by our Oregon Brewery. In addition, we are permitted to declare or pay dividends, repurchase outstanding common stock or incur additional debt, subject to limitations. We are restricted from entering into any agreement that would result in a change in control, other than the A-B Merger.

Index

Secured Borrowing
On June 20, 2019 we executed an agreement with BofA, pursuant to our Master Lease Agreement, for $5.2 million in cash in exchange for a secured interest in our previously installed can line at our Portland brewing facility. The maturity date of the secured borrowing is June 21, 2026. We used the funds to pay down our Line of Credit. At December 31, 2019, $4.9 million was outstanding at an interest rate of 4.54%.

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

We have assessed our vulnerability to certain business and financial risks, including interest rate risk associated with our variable-rate long-term debt. To mitigate this risk, effective January 23, 2014, we entered into an interest rate swap contract with BofA for 75% of the Term Loan balance, to hedge the variability of interest payments associated with our variable-rate borrowings under our Term Loan with BofA. The Term Loan contract and the interest rate swap terminate on September 30, 2023. The Term Loan contract had a total notional value of $6.3 million as of December 31, 2019. Through this swap agreement, we pay interest at a fixed rate of 2.86% and receive interest at a floating-rate of the one-month LIBOR, which was 1.75% at December 31, 2019.

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

As of December 31, 2019, unrealized net losses of $278,000 were recorded in Accumulated other comprehensive loss as a result of our hedge. The effective portion of the gain or loss on derivatives is reclassified into Interest expense in the same period during which we record Interest expense associated with the related debt. There was no hedge ineffectiveness during 2019, 2018 or 2017.

The fair value of our derivative instruments was as follows (in thousands):

	December 31,
	2019	2018
Fair value of interest rate swaps	$(278)	$(116)

The effect of our interest rate swap contracts that were accounted for as derivative instruments on our Consolidated Statements of Operations was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Year Ended December 31,
2019	$(162)	Interest expense	$(41)
2018	$105	Interest expense	$27
2017	$203	Interest expense	$150

See also Note 12.

Index

Note 12. Fair Value Measurements

Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The following tables summarize liabilities measured at fair value on a recurring basis (in thousands):

Fair Value at December 31, 2019	Level 1	Level 2	Level 3	Total
Interest rate swap	$—	$(278)	$—	$(278)

Fair Value at December 31, 2018
Interest rate swap	$—	$(116)	$—	$(116)

We did not have any assets measured at fair value on a recurring basis at December 31, 2019 or 2018.

The fair value of our interest rate swap was based on quarterly statements from the issuing bank. There were no changes to our valuation techniques during 2019, 2018 or 2017.

We believe the carrying amounts of Cash, cash equivalents and restricted cash, Accounts receivable, Other current assets, Accounts payable, Accrued salaries, wages and payroll taxes, and Other accrued expenses are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

We had fixed-rate debt outstanding as follows (in thousands):

	December 31,
	2019	2018
Fixed-rate debt on balance sheet	$5,973	$1,577
Estimated fair value of fixed-rate debt	6,281	1,591

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

Index

Note 13. Revenue Recognition
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

The following table disaggregates our Sales by major source (in thousands):

	Year Ended December 31, 2019
	Beer Related(1)	Brewpubs	Total
Product sold through distributor agreements(2)	$173,575	$—	$173,575
Alternating proprietorship and contract brewing fees(3)	1,931	—	1,931
International distribution fees	3,248	—	3,248
Brewpubs(4)	—	23,696	23,696
Other(5)	2,184		2,184
	$180,938	$23,696	$204,634

	Year Ended December 31, 2018
	Beer Related(1)	Brewpubs	Total
Product sold through distributor agreements(2)	$176,265	$—	$176,265
Alternating proprietorship and contract brewing fees(3)	10,612	—	10,612
International distribution fees	3,400	—	3,400
Brewpubs(4)	—	24,023	24,023
Other(5)	2,969	—	2,969
	$193,246	$24,023	$217,269

(1)
Beer Related sales include sales to Anheuser-Busch, LLC ("A-B") subsidiaries including Ambev, Anheuser-Busch Worldwide Investments, LLC (“ABWI”) and Anheuser-Busch Companies, LLC (“ABC”). Sales to wholesalers through the A-B distributor agreement in 2019 and 2018 represented 80.0% and 77.2%, of our Sales, respectively.

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

As of December 31, 2019, we had receivables related to contracts with customers of $17.5 million, net of the allowance for doubtful accounts of $25,000. As of December 31, 2018, we had receivables related to contracts with customers of $30.0 million, net of the allowance for doubtful accounts of $25,000.

As of December 31, 2019 and December 31, 2018, contract liabilities, which consisted of obligations associated with our gift card programs, were $0.2 million and $0.4 million, respectively, and were included in Other accrued expenses on the Consolidated Balance Sheets.

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

We entered into an International Distribution Agreement ("IDA") with A-B for the rights to serve as our exclusive distributor in international territories defined by the IDA for an approximate 10-year period. The IDA represents a single international license to all territories defined in the IDA. Revenue is recognized on a straight-line basis over the approximate 10-year term of the agreement. In accordance with ASC 606, we evaluate the factors used in our estimates of variable consideration to be received under contracts on a quarterly basis. We estimate variable consideration as the most likely amount to which we expect to be entitled. During the third quarter of 2019, we received the final $20.0 million payment under the IDA which resulted in total consideration received of $34.0 million. We consider the 10-year contractual term of the IDA as the most likely term of the agreement and will recognize the revenue from these payments over that period. We believe that the possibility of a significant reversal of cumulative revenue recognized from this agreement under this conclusion is remote. Under the IDA, A-B has the right to issue purchase orders to distribute product in international territories defined by the IDA. Each purchase order placed under the IDA is a distinct performance obligation. The transaction price for each performance obligation is a sales-based royalty, which is recognized as revenue in accordance with the sales-based royalty exception. Accordingly, royalty revenue is recognized as the variability associated with the royalty is resolved, which is upon A-B's subsequent sale of our product.

In cases where all conditions to a sale are not met at the time of sale, revenue recognition is deferred until all conditions are met. As of December 31, 2018, Deferred revenue on our Consolidated Balance Sheets included $6.0 million related to the IDA. On August 23, 2019, ABC announced it would not make a Qualifying Offer and we received a one-time incentive payment in the amount of $20.0 million on that date as required by the terms of the IDA. During 2019, we recognized $3.2 million as Sales, resulting in Deferred revenue of $22.7 million at December 31, 2019. We expect to recognize an additional $3.2 million of Deferred revenue as Sales in 2020, $3.2 million in 2021, $3.2 million in 2022 and $13.0 million thereafter.

Note 14. Segment Results and Concentrations

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

Net sales, gross profit and gross margin information by segment was as follows (dollars in thousands):

2019	Beer Related	Brewpubs	Total
Net sales	$169,275	$23,696	$192,971
Gross profit	$60,601	$2,248	$62,849
Gross margin	35.8%	9.5%	32.6%

2018
Net sales	$182,163	$24,023	$206,186
Gross profit	$66,958	$1,365	$68,323
Gross margin	36.8%	5.7%	33.1%

2017
Net sales	$179,830	$27,626	$207,456
Gross profit	$63,412	$1,846	$65,258
Gross margin	35.3%	6.7%	31.5%

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

Index

profit for each segment. While we believe we have applied a reasonable methodology, assignment of other reasonable cost allocations to each segment could result in materially different segment Gross profit.

Sales to wholesalers through the A-B Distributor Agreement represented the following percentages of our Sales:

Year Ended December 31,
2019	2018	2017
80.0%	77.2%	74.9%

Receivables from A-B represented the following percentages of our Accounts receivable balance:

December 31,
2019	2018
65.1%	79.8%

All of our long-term assets are located in the U.S. and Sales outside of the U.S. are insignificant.

Note 15. Stock-Based Plans and Stock-Based Compensation

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

2014 Stock Incentive Plan
The 2014 Plan provides for grants of stock options, restricted stock, restricted stock units ("RSUs"), performance awards and stock appreciation rights, as well as other stock-based awards. While incentive stock options may only be granted to employees, awards other than incentive stock options may be granted to employees, non-employee directors and outside consultants. Options granted to our employees are generally subject to a four-year vesting period. Vested options generally remain exercisable for ten years following the date of grant. RSUs generally vest over a period of three years. The exercise price of stock options must be at least equal to the fair market value per share of our common stock on the date of grant. A maximum of 1,000,000 shares of common stock are authorized for issuance under the 2014 Plan. As of December 31, 2019, there were 298,296 shares available for future awards pursuant to the 2014 Plan.

Terms of awards granted pursuant to the 2010 Plan were similar to the terms of awards granted pursuant to the 2014 Plan.

Stock-Based Compensation
Certain information regarding our stock-based compensation was as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Intrinsic value of stock options exercised	$230	$388	$265
Intrinsic value of fully-vested stock awards granted	1,590	992	1,812

Stock-based compensation expense was recognized in our Consolidated Statements of Operations as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Selling, general and administrative expense	$1,907	$1,334	$1,197
Cost of sales	99	150	119
Total stock-based compensation expense	$2,006	$1,484	$1,316

Index

We amortize stock-based compensation expense on a straight-line basis over the vesting period of the individual awards, which is the requisite service period, with estimated forfeitures considered.

At December 31, 2019, we had total unrecognized stock-based compensation expense of $1.5 million, which will be recognized over the weighted average remaining vesting period of 1.8 years.

Stock-Based Awards Plan Activity

Stock Option Activity
Stock option activity for the year ended December 31, 2019 was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2018	306,490	$9.82
Exercised	(38,367)	10.39
Canceled	(3,325)	7.69
Outstanding at December 31, 2019	264,798	9.76

Certain information regarding options outstanding as of December 31, 2019 was as follows:

	Options Outstanding	Options Exercisable
Number	264,798	242,552
Weighted average exercise price	$9.76	$9.94
Aggregate intrinsic value (in thousands)	$1,784	$1,590
Weighted average remaining contractual term	4.7 years	4.6 years

Restricted Stock Unit Activity
In February 2019, we granted a total of 58,087 RSUs with a grant date fair value of $17.18 per share to selected executive officers and other members of our executive and impact leadership teams. The RSUs will vest on March 31, 2022, provided that the participant continues to be employed through that date. A total of 4,370 RSUs were forfeited due to participants separating from the company prior to the vesting date of March 31, 2022.

In April 2019, we granted 950, 2,533 and 3,799 RSUs, for a total of 7,282 RSUs with a grant date fair value of $13.92 per share to an executive officer. The RSUs will vest on March 31, 2020, December 31, 2020 and March 31, 2022, respectively, provided that the participant continues to be employed through that date.

In June 2019, we granted a total of 25,896 RSUs with a grant date fair value of $13.50 per share to our full-time, non-executive employees, subject to our achievement of EBITDA at a specified target level for the year ended December 31, 2019. For this grant, we did not achieve our EBITDA target for the year ended December 31, 2019, so the RSUs will not vest on May 31, 2020.

In February 2018, we granted a total of 46,035 RSUs with a grant date fair value of $18.25 per share to selected executive officers and other members of our executive and impact leadership teams. The RSUs will vest on March 31, 2021, provided that the participant continues to be employed through that date. A total of 7,481 RSUs were forfeited due to participants separating from the company before March 31, 2021.

In February 2018, we also granted a total of 750 RSUs with a grant date fair value of $18.25 per share to a member of the impact leadership team that vested on April 30, 2019.

In May 2018, we granted a total of 500 RSUs with a grant date fair value of $18.75 per share to a member of the impact leadership team. The RSUs vested on May 31, 2019.

In May 2018, we also granted a total of 1,080 RSUs with a grant date fair value of $18.75 per share to a member of the impact leadership team that will vest on March 31, 2021, provided that the participant continues to be employed though that date.

Index

In June 2018, we granted a total of 12,806 RSUs with a grant date fair value of $19.60 per share to our full-time, non-executive employees, subject to our achievement of EBITDA at a specified target level for the year ended December 31, 2018. For this grant, 92.3% of the target number of RSUs vested on May 31, 2019.

In October 2018, we granted a total of 2,602 RSUs with a grant date fair value of $17.23 per share to new members of our impact leadership team. The RSUs will vest on October 10, 2021, provided that the participant continues to be employed through that date.

In February 2017, we granted a total of 59,395 RSUs with a grant date fair value of $15.85 per share to selected executive officers and other members of our executive and impact leadership teams. The RSUs will vest on March 31, 2020. A total of 18,305 RSUs were forfeited due to participants separating from the company before March 31, 2020.

In June 2017, we granted a total of 14,526 RSUs with a grant date fair value of $17.45 per share to our full-time, non-executive employees, subject to our achievement of EBITDA at a specified target level for the year ended December 31, 2017. For this grant, 87.3% of the target number of RSUs vested on May 31, 2018.

In November 2017, we granted 4,393 RSUs with a grant date fair value of $19.35 per share to an executive officer. For this grant, 879 RSUs vested on December 31, 2018 and 1,757 RSUs vested on December 31, 2019. The remaining RSUs will vest on December 31, 2020, provided that the participant continues to be employed through that date.

During 2016, we granted a total of 52,503 RSUs with a weighted average grant date fair value of $7.69 per share to selected officers and other members of our leadership teams. A total of 39,775 RSUs vested on March 31, 2019, for participants that continued to be employed through that date. A total of 12,728 RSUs were forfeited due to participants separating from the company before March 31, 2019.

Performance-Based Stock Awards Activity
We granted performance-based stock awards to selected executives in each of the past eight years. Performance goals for the 2019 awards are tied to target amounts of the compounded-average growth rates of Net Sales and average adjusted EBITDA margin over a three-year performance period. The awards outstanding at December 31, 2019 will vest from zero to 125% of the targeted number of performance shares.

Cumulative activity related to performance-based awards during the year ended December 31, 2019 was as follows (in shares):

	Awards Expected to Vest	Weighted Average Grant Date Fair Value Per Share
Awards expected to vest as of January 1, 2019	79,368	$16.85
Granted (target amount)	59,586	16.21
Not expected to vest due to failure to meet performance goals	(30,918)	15.85
Awards expected to vest as of December 31, 2019	108,036	16.78

Stock Grants
On the date of our 2019 Annual Meeting of Shareholders, each non-employee director received an annual grant of fully-vested shares of our common stock with a fair value of $50,000, except for the chairman whose grant had a fair value of $72,500. The 2019 grants included 3,243 fully-vested shares of common stock issued to seven of our non-employee directors; the chairman received 4,702 shares, for a total of 27,403 shares.

On August 23, 2019, pursuant to our purchase agreement with Cisco Brewers Inc., each non-employee Cisco advisory board member received a grant of fully-vested shares of our common stock with a fair value of $5,145. This grant included 500 fully-vested shares of common stock issued to two non-employee Cisco advisory board members for a total of 1,000 shares.

Index

Note 16. Earnings Per Share

The following table reconciles shares used for basic and diluted earnings per share ("EPS") and provides other information (in thousands):

	Year Ended December 31,
	2019	2018	2017
Weighted average common shares used for basic EPS	19,447	19,349	19,284
Dilutive effect of stock-based awards	—	208	163
Shares used for diluted EPS	19,447	19,557	19,447

Stock-based awards not included in diluted per share calculations as they would be antidilutive	73	—	25

Note 17. Income Taxes

All of our income is generated in the U.S. The components of income tax provision (benefit) were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current federal	$(1,052)	$1,222	$(413)
Current state	(273)	571	331
	(1,325)	1,793	(82)

Deferred federal	(4,500)	(135)	(5,368)
Deferred state	(874)	(371)	(32)
	(5,374)	(506)	(5,400)
	$(6,699)	$1,287	$(5,482)

Income tax provision (benefit) differs from the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Provision at U.S. statutory rate	$(4,120)	$1,140	$1,374
State taxes, net of federal benefit	(1,023)	210	189
Effect of tax rate change on deferred tax assets and liabilities	—	—	(6,923)
Permanent differences, primarily meals and entertainment	155	111	180
Stock-based compensation	(3)	(42)	(11)
Other adjustments	(149)	—	—
Tax credits	(1,833)	(132)	(291)
Unrecognized tax benefits	274	—	—
	$(6,699)	$1,287	$(5,482)

Index

Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets
Net operating losses and tax credit carryforwards	$5,565	$11
Accrued salaries and severance	1,060	1,089
Right-of-use liability	5,030	—
Other	3,529	1,403
	15,184	2,503
Deferred tax liabilities
Property, equipment and leasehold improvements	(12,222)	(10,783)
Intangible assets	(4,594)	(3,977)
Right-of-use asset	(5,144)	—
Other	(190)	(124)
	(22,150)	(14,884)
	$(6,966)	$(12,381)

As of December 31, 2019, included in our net operating losses and tax credit carryforwards were the following (in thousands):

State NOLs, tax effected (expire in 2022-2039)	$541
Federal NOLs, tax effected (no expiration date)	2,417
Federal employer FICA tips credit (expire in 2036-2039)	691
Federal research and development tax credit, net of $274 of unrecognized tax benefits (expire in 2035-2039)	1,916

We also have an AMT credit carryforward of $120,000 which is refundable over the next four years. As such, the carryforward is recognized as a tax receivable on our Consolidated Balance Sheets as of December 31, 2019.

In assessing the realizability of our deferred tax assets, we consider future taxable income expected to be generated by the projected differences between financial statement depreciation and tax depreciation, cumulative earnings generated to date and other evidence available to us. Based upon this consideration, we assessed that all of our deferred taxes are more likely than not to be realized, and, as such, we have not recorded a valuation allowance as of December 31, 2019 or 2018.

A reconciliation of the total amounts of unrecognized tax benefits is as follows (in thousands):

	2019	2018
Unrecognized tax benefits – January 1	$—	$—
Gross increases – tax positions in current period	274	—
Unrecognized tax benefits – December 31	$274	$—

Included in the balance of unrecognized tax benefits as of December 31, 2019 are $0.3 million of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits as of December 31, 2019 are $0.3 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

Interest and penalties accrued on unrecognized tax benefits are recorded as tax expense in the period incurred. There were no interest or penalties accrued on the unrecognized tax benefits at December 31, 2019 and we do not anticipate any changes to the unrecognized tax benefits within the coming year.

Our federal tax returns for 2016 through 2019 remain subject to examination by the Internal Revenue Service (“IRS”), while our tax credit carryovers from 2015 can be examined to the extent they are utilized on a future return. Our state income tax returns for 2016 through 2019 remain subject to examination, and 2015 state income tax returns are subject to examination in state jurisdictions that have a four year statute of limitations. We are currently not under audit in any jurisdiction, and have not concluded any federal or state tax audits.

Index

Note 18. Employee Benefit Plans

We sponsor a defined contribution 401(k) plan for all employees 18 years or older. Employee contributions may be made on a before-tax basis, limited by IRS regulations. For the years ended December 31, 2019, 2018 and 2017, we matched 50% of the employee’s contributions up to 6% of eligible compensation. Eligibility for the matching contribution in all years began after the participant had worked a minimum of three months. Our matching contributions to the plan vest ratably over five years of service by the employee. During 2019, 2018 and 2017, we used approximately $73,000, $110,000 and $69,000, respectively, of previously forfeited matching contributions to fund current matching contributions, which decreased expense for the corresponding periods. We recognized expense associated with matching contributions as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
401(k) expense	$811	$786	$805

Note 19. Commitments and Contingencies

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

Minimum aggregate future lease payments under non-cancelable operating leases as of December 31, 2019 are as follows (in thousands):

2020	$7,470
2021	2,118
2022	1,947
2023	1,524
2024	1,436
Thereafter	24,604
$39,099

Rent expense under all operating leases, including short-term rentals as well as cancelable and noncancelable operating leases, gross, was as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Rent expense	$3,571	$2,908	$2,869

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

We sub-lease brewpub space to the founders of Cisco Brewers pursuant to a 5-year lease that began in April 2019. Cisco has the option to extend the lease term for three 5-year periods.

We recognized rental income related to the subleases, which was recorded as an offset to rent expense in our Consolidated Statements of Operations, as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Rental income	$215	$—	$406

Future minimum lease rentals pursuant to this agreement as of December 31, 2019 are as follows (in thousands):

2020	$286
2021	286
2022	286
2023	286
2024	72
Thereafter	—
$1,216

We lease our headquarters office space, banquet space and storage facilities located in Portland, land and certain equipment from two limited liability companies, both of whose members include our former Board Chair, and his brother. This lease is included in the ROU asset and lease liabilities recorded on our Consolidated Balance Sheets. Lease payments to these lessors were as follows (in thousands):

Year Ended December 31,
2019	2018	2017
$164	$164	$136

The lease for the headquarters office space and banquet space expires in 2034, with an extension at our option for two 10-year periods, while the lease for the other facilities, land and equipment expires in 2022 with an extension at our option for an additional 5-year period. We hold a right to purchase the headquarters office space and restaurant facility at the greater of $2.0 million or the fair market value of the property as determined by a contractually established appraisal method. The right to purchase is not valid in the final year of either renewal term, as applicable.

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

Year Ended December 31,
2019	2018	2017
$683	$611	$574

In December 2015, related to the execution of the long-term land lease with an unrelated third party for our new Kona brewery, we also paid approximately $100,000 to the lessor described above to acquire its right of first refusal on the land lease from the unrelated third party.

Index

Purchase and Sponsorship Commitments
We periodically enter into commitments to purchase certain raw materials in the normal course of business. Furthermore, we have entered into purchase commitments and commodity contracts to ensure we have the necessary supply of malt and hops to meet future production requirements. Certain of the malt and hop commitments are for crop years through 2023. We believe that malt and hop commitments in excess of future requirements, if any, will not have a material impact on our financial condition or results of operations. We may take delivery of the commodities in excess of our requirements or make payments against the purchase commitments earlier than contractually obligated, which means our cash outlays in any particular year may exceed or be less than the commitment amount disclosed.

In certain cases, we have executed agreements with selected vendors to source our requirements for specific malt and hop varieties for the years ending December 31, 2020, 2021, 2022, 2023 and 2024; however, either the quantity to be delivered or the full price for the commodity has not been established at the present time. To the extent the commitment is not measurable or has not been fixed, that portion of the commitment has been excluded from the table below.

We have entered into multi-year sponsorship and promotional commitments with certain professional sports teams and entertainment companies. Generally, in exchange for our sponsorship consideration, we post signage and provide other promotional materials at the site or the event. The terms of these sponsorship commitments expire at various dates through December 31, 2023.
Aggregate future payments under purchase and sponsorship commitments as of December 31, 2019 are as follows (in thousands):

	Purchase Obligations	Sponsorship Obligations	Total
2020	$6,121	$2,129	$8,250
2021	5,590	1,098	6,688
2022	2,332	770	3,102
2023	638	239	877
2024	—	—	—
Thereafter	—	—	—
	$14,681	$4,236	$18,917

Legal
On February 28, 2017 and March 6, 2017, respectively, two lawsuits, Sara Cilloni and Simone Zimmer v. Craft Brew Alliance, Inc., and Theodore Broomfield v. Kona Brewing Co. LLC, Kona Brew Enterprises, LLP, Kona Brewery LLC, and Craft Brew Alliance, Inc., were filed in the United States District Court for the Northern Division of California. On April 7, 2017, the two lawsuits were consolidated into a single complaint under the Broomfield case. The lawsuit alleges that the defendants misled customers regarding the state in which Kona Brewing Company beers are manufactured. On May 30, 2019, we announced our entry into a definitive settlement agreement, which received preliminary approval from the Court on June 14, 2019. The settlement claims period ended October 7, 2019, and the Court entered a Final Judgment on February 11, 2020. A notice of appeal of the final judgment was filed by an objector on March 3, 2020. We recorded a charge of $4.7 million on a pre-tax basis in the quarter ended March 31, 2019, based on our estimate of the probable costs of settling the litigation. The total cost of settling the litigation is expected to be approximately $4.4 million.
In connection with the Merger, several lawsuits were filed on behalf of shareholders of the Company. On January 3, 2020, a purported class action complaint brought on behalf of a putative class of the Company’s shareholders, captioned Kost et al. v. Craft Brew Alliance, Inc., et al., Case No. 20-2-00389-1 SEA, was filed in the Superior Court of Washington, King County (the “Kost Action”). On January 14, 2020, a second purported class action complaint brought on behalf of a putative class of the Company’s shareholders, captioned Birkby v. Craft Brew Alliance, Inc., et al., Case No. 20CV02867, was filed in the Circuit Court of the State of Oregon for the County of Multnomah (the “Birkby Action”). The Birkby and Kost Actions assert state law claims for alleged breaches of fiduciary duty against the Company and its directors. The Kost Action also brings claims against the Company’s Chief Executive Officer and ABC, and includes allegations of material misstatements and omissions in the Company’s definitive proxy statement filed with the SEC on January 21, 2020 (the “Proxy Statement”).
In addition, four complaints were filed in federal court asserting claims against the Company and its directors under the federal securities laws and alleging material misstatements and omissions in the Company’s Proxy Statement:  Sabatini et al. v. Craft Brew Alliance, Inc., et al., Case No. 1:20-cv-00138, filed in the United States District Court for the District of Delaware on January 29, 2020 on behalf of a putative class of the Company’s shareholders (the “Sabatini Action”), Halberstam v. Craft Brew Alliance, Inc., et al., Case No. 2:20-cv-01243, filed in the United States District Court for the Central District of California on February 7, 2020 on behalf of an individual shareholder (the “Halberstam Action”), Michael Roberts et al. v. Craft Brew Alliance, Inc., et al., Case No. 1:20-cv-00208, filed in the United States District Court for the District of Delaware on February 12, 2020 on behalf of

Index

a putative class of the Company’s shareholders (the “Michael Roberts Action”), and Dennis Roberts v. Craft Brew Alliance, Inc., et al., Case No. 1:20-cv-00337, filed in the United States District Court for the District of Colorado on February 10, 2020 on behalf of an individual shareholder (the “Dennis Roberts Action”). The Sabatini Action also brings claims against ABC and Merger Sub.
On February 18, 2020, the Company announced the resolution of claims with the plaintiffs in the Kost, Sabatini, Halberstam, and Michael Roberts Actions, whereby the Company filed supplemental disclosures and plaintiffs in the Kost, Sabatini, Halberstam, and Michael Roberts Actions agreed to dismiss their individual claims with prejudice, and plaintiffs in the Kost, Sabatini, and Michael Roberts Actions agreed to dismiss their class claims without prejudice. The Birkby and Dennis Roberts Actions have not been resolved. The Company did not view the supplemental disclosures as material or required by applicable law, but determined to make the disclosures in order to avoid the expense and risks inherent in further litigation.

Note 20. Related Party Transactions

For additional related party transactions, see Notes 5 and 19.

As of December 31, 2019 and 2018, A-B owned approximately 31.1% and 31.3%, respectively, of our outstanding common stock.

Transactions with Anheuser-Busch, LLC (“A-B”), Ambev and Anheuser-Busch Worldwide Investments, LLC (“ABWI”)
In December 2015, we partnered with Ambev, the Brazilian subsidiary of Anheuser-Busch InBev SA, to distribute Kona beers into Brazil. In August 2016, we also entered into an International Distribution Agreement with ABWI, an affiliate of A-B, pursuant to which ABWI will distribute our malt beverage products in jurisdictions outside the United States, subject to the terms and conditions of our agreement with our other international distributor, CraftCan Travel LLC, and certain other limitations summarized in "International Distribution Agreement" below.

Transactions with A-B, Ambev and ABWI consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Gross sales to A-B and Ambev	$162,658	$166,534	$163,368
International distribution fee earned from ABWI	3,248	3,400	3,400
Cumulative international distribution fee from ABWI, recorded as deferred revenue	22,736	5,985	3,384
Margin fee paid to A-B, classified as a reduction of Sales	2,294	2,296	2,277
Inventory management and other fees paid to A-B, classified in Cost of sales	384	383	384
Media reimbursement from A-B, classified as a reduction of Selling, general and administrative expenses	—	500	290

Amounts due to or from A-B and ABWI were as follows (in thousands):

	December 31,
	2019	2018
Amounts due from A-B related to beer sales pursuant to the A-B distributor agreement	$11,394	$17,946
Amounts due from ABWI and A-B related to international distribution fee and media reimbursement	—	6,000
Refundable deposits due to A-B	(1,197)	(2,840)
Amounts due to A-B for services rendered	(5,976)	(5,140)
Net amount due from A-B and ABWI	$4,221	$15,966

Index

Agreements with Anheuser-Busch, LLC

Contract Brewing Agreements
On August 23, 2016, we entered into a Contract Brewing Agreement (the “Brewing Agreement”) with A-B Commercial Strategies, LLC (“ABCS”), an affiliate of A-B, pursuant to which ABCS will brew, bottle and package up to 300,000 barrels of our mutually agreed products annually, in facilities owned by ABCS within the United States, for an initial term through December 31, 2026. Production of CBA's products in ABCS’s brewery in Fort Collins, Colorado, began in the second quarter of 2017.We share equally with ABCS in any cost savings arising from the Brewing Agreement, provided that our cost savings will equal at least $10.00 per barrel on an aggregate basis, following certain adjustments as set forth in the Brewing Agreement. The Brewing Agreement provides specified termination rights, including, among other things, the right of either party to terminate the Brewing Agreement if (i) the other party fails to perform any material obligation under the Brewing Agreement, subject to certain cure rights, (ii) the International Distribution Agreement (as defined above) is terminated pursuant to certain specified provisions thereof, or (iii) subject to certain conditions, if the A-B Distributor Agreement (as defined above) is terminated pursuant to certain specified provisions thereof.

On January 30, 2018, we also entered into a Contract Brewing Agreement with ABC, pursuant to which we agreed to brew, package, and palletize certain malt beverage products of A-B's craft breweries at our Portland, Oregon, and Portsmouth, New Hampshire breweries, as selected by ABC. Under the terms of this agreement, ABC paid us a per barrel fee that varies based on the annual volume of the specified product brewed by us, plus (a) our actual incremental costs of brewing the product, and (b) certain capital costs and costs of graphics and labeling that we incur in connection with the brewed products. The agreement expired on December 31, 2019.

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

As amended in August 2016, the term of the A-B Distributor Agreement will expire on December 31, 2028, unless terminated earlier as a result of the Merger or otherwise. The A-B Distributor Agreement is also subject to immediate termination, by either party, upon the occurrence of standard events of default as defined in the agreement. Additionally, the A-B Distributor Agreement may be terminated by A-B, with six months’ prior written notice to us, upon the occurrence of any of the following events:

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

Under the A-B Distributor Agreement, we pay $0.25 per case-equivalent as a margin fee. In addition, since January 1, 2019, we have been required to reinvest an aggregate amount equal to $0.25 per case-equivalent in sales and marketing efforts for our products.

International Distribution Agreement
On August 23, 2016, we also entered into an International Distribution Agreement (the “International Distribution Agreement”) with ABWI pursuant to which ABWI is the sole and exclusive distributor of our malt beverage products in jurisdictions outside the United States, subject to the terms and conditions of our agreement with our other international distributor, CraftCan Travel LLC, and certain other limitations, in each case as set forth in the International Distribution Agreement. Under the International Distribution Agreement, following delivery of notice to us, ABWI may also elect to commence brewing outside of the United States some or all of the products to be distributed in the non-U.S. jurisdictions covered by the International Distribution Agreement.

Under the terms of the International Distribution Agreement, with respect to our exported products produced by us, ABWI pays us our costs of production plus reasonable out-of-pocket expenses relating to export shipment costs. Additionally, ABWI pays us

Index

an international royalty fee based on volume of our products sold by ABWI, equal to either $40 per barrel or $30 per barrel, depending on certain factors described in the International Distribution Agreement, which royalty fee is subject to escalation annually, beginning in calendar year 2018, on the terms described in the International Distribution Agreement. For calendar years 2016, 2017, 2018, and 2019 ABWI has paid us one-time fees of $3.0 million, $5.0 million, $6.0 million and $20.0 million in January of 2017, 2018 and 2019 and August 2019, respectively. The sum of the fees is recognized in Beer Related Net sales on a straight-line basis over the 10-year contract term.

The International Distribution Agreement contains specified termination rights, including, among other things, the right of either party to terminate the International Distribution Agreement if (a) the other party fails to perform any material obligation under the International Distribution Agreement, subject to certain cure rights or (b) the Brewing Agreement (as defined below) is terminated pursuant to certain specified provisions thereof. Unless terminated sooner, including upon completion of the Merger, the International Distribution Agreement will continue in effect until December 31, 2026.

Contract pricing may not be commensurate with amounts that an independent market participant would pay due to the related party nature of the agreements.

Exchange Agreement
We have also entered into an Amended and Restated Exchange and Recapitalization Agreement (the “Exchange Agreement”) with A-B, pursuant to which we have granted A-B certain contractual rights. The Exchange Agreement originally was entered into in 2004 as part of a recapitalization in which we redeemed preferred shares held by A-B in exchange for cash and the shares of our common stock currently held by A-B. A-B owned 6,069,047, or approximately 31.1%, of our outstanding shares of common stock at December 31, 2019.

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

Transactions with Wynwood
As of December 31, 2019 and 2018, Wynwood was a wholly owned subsidiary and, as of December 31, 2017, we owned a 24.5% interest in Wynwood. See Note 5 for additional information.

Transactions with Wynwood consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Master distributor fee earned	$—	$27	$18
Royalty fee paid	—	—	94
Brewery representative reimbursement, classified as a reduction of Selling, general and administrative expenses	—	—	90
Share of loss, classified as a component of Other income (expense), net	—	44	75
Refund of investment, classified as a reduction in the carrying value of the equity method investment	—	23	—

Note 21. Brewing Arrangement and Termination Thereof with Pabst Northwest Brewing Company

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

Index

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

See Note 22 for a discussion of the classification of the assets related to our Woodinville brewery as assets held for sale.

Note 22. Assets Held for Sale and Sale of Woodinville, Washington Brewery

Assets held for sale at December 31, 2017 represented the assets related to our Woodinville, Washington Brewery, which was designated as held for sale on May 1, 2017. At the end of 2017, a $0.5 million impairment charge was recorded, as a component of Selling, general and administrative expenses in our Consolidated Statements of Operations, related to the sale of our Woodinville brewery, which was sold on January 12, 2018 to assignees of Sound Commercial Investment Holdings, LLC, for a total purchase price of $24.5 million (the "Sale Transaction").

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

Our management assessed the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework, issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control Over Financial Reporting
During the first quarter of 2019, we implemented ASC 842, Leases. Although the new standard is not expected to have a material impact on our ongoing net income, we implemented changes to our processes related to accounting for leases and the control activities within them. These included reviewing contracts to determine whether they contain express or implied leases and reviewing leases periodically to determine whether reassessments have been triggered and whether lease lives remain appropriate.

During the fourth quarter of 2019, no changes in our internal control over financial reporting were identified in connection with the evaluation required by Exchange Act Rule 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Grant Thornton, LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2019, as stated in their report, which is included herein.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Craft Brew Alliance, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Craft Brew Alliance, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated March 11, 2020 expressed an unqualified opinion on those financial statements.
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
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
/s/ Grant Thornton LLP
Seattle, Washington
March 11, 2020

Index

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is contained in part in our definitive proxy statement for our 2020 Annual Meeting of Shareholders to be held on May 13, 2020 (the “2020 Proxy Statement”) under the captions “Board of Directors – Nominees for Director,” “Board of Directors – Committees of the Board – Audit Committee,” “Executive Officers,” and “ Delinquent Section 16(a) reports,” and the information contained therein is incorporated herein by reference.

Code of Conduct
We have adopted a Code of Conduct and Ethics (the “Code”) applicable to all employees, including our principal executive officer, principal financial officer, principal accounting officer and directors. The Code and the charters of each of the Board committees are posted on our website at www.craftbrew.com (select Investor Relations — Governance — Highlights). Copies of these documents are available to any shareholder who requests them. Such requests should be directed to Investor Relations, Craft Brew Alliance, Inc., 929 N. Russell Street, Portland, OR 97227. Any waivers of the Code for our directors or executive officers are required to be approved by our Board of Directors. We will disclose any such waivers on a current report on Form 8-K within four business days after the waiver is approved.

Item 11. Executive Compensation

Information required by this Item is contained in our 2020 Proxy Statement under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation,” “Employment Agreements and Potential Payments Upon Termination or Change-in-Control,” “Director Compensation” and “Board of Directors – Committees of the Board – Compensation Committee” and the information contained therein is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans
The following is a summary as of December 31, 2019 of all of our plans that provide for the issuance of equity securities as compensation. See Note 15 of Notes to Consolidated Financial Statements in Part II, Item 8 of this report for additional information.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	551,321	(1)	$9.76	298,296
Equity compensation plans not approved by shareholders	—		—	—
Total	551,321		$9.76	298,296

(1)
Includes a total of 108,036 performance shares that may vest between April 1, 2020 and March 31, 2022, based on the expected levels of achievement of financial targets over two separate performance periods, and 178,487 RSUs. These shares are excluded from the calculation of weighted average price in column (b) because they have no exercise price.

The remaining information required by this Item is contained in our 2020 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and the information contained therein is incorporated herein by reference.

Index

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is contained in our 2020 Proxy Statement under the captions “Transactions with Related Persons” and “Board of Directors – Director Independence” and the information contained therein is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item is contained in our 2020 Proxy Statement under the caption “Proposal No. 2 — Ratification of Appointment of Independent Registered Public Accounting Firm” and the information contained therein is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements and Schedules

There are no schedules required to be filed herewith.

Exhibits
The following exhibits are filed herewith or incorporated by reference and this list is intended to constitute the exhibit index.

Exhibit Number	Description
2.1**
Agreement and Plan of Merger, dated November 11, 2019, among Craft Brew Alliance, Inc., Anheuser-Busch Companies, LLC, and Merger Sub. (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 12, 2019)

3.1
Restated Articles of Incorporation of the Registrant, dated January 2, 2012 (incorporated by reference from Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011)

3.2	Amended and Restated Bylaws of the Registrant, dated December 1, 2010 (incorporated by reference from Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010)
4.1+	Description of Common Stock
10.1*	2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-K for the year ended December 31, 2017)
10.2*
Form of Nonqualified Stock Option Agreement (Executive Officer Grants) for the 2010 Stock Incentive Plan (incorporated by reference from Exhibit 10.11 to the Registrant’s Form 10-K for the year ended December 31, 2010)

10.3*	2014 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 27, 2014)
10.4*	Form of Nonqualified Option Agreement for the 2014 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2015)
10.5*
Form of Performance Share Award Agreement for Executive Officers for Awards under the 2014 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2017)

Index

Exhibit Number	Description
10.6*	Form of Restricted Stock Unit Award Agreement for the 2014 Stock Incentive Plan (incorporated by reference from Exhibit 10.7 to the Registrant’s Form 10-K for the year ended December 31, 2016)
10.7*+	Amended and Restated Employment Agreement between the Registrant and Andrew J. Thomas, dated November 29, 2019
10.8*
Employee Noncompetition and Nonsolicitation Agreement between the Registrant and Andrew J. Thomas, dated January 1, 2019 (incorporated by reference from Exhibit 10.10 to the Registrant’s Form 10-K for the year ended December 31, 2018)

10.9*+	Amended and Restated Employment Agreement between the Registrant and J. Scott Mennen, dated November 29, 2019
10.10*
Employee Noncompetition and Nonsolicitation Agreement between the Registrant and J. Scott Mennen, dated January 1, 2019 (incorporated by reference from Exhibit 10.12 to the Registrant’s Form 10-K for the year ended December 31, 2018)

10.11*	Employment Agreement between the Registrant and Kenneth C. Kunze, dated July 16, 2019 (incorporated by reference from Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended June 30, 2019)
10.12*	Summary of Compensation Arrangements for Non-Employee Directors as of January 1, 2018 (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2018)
10.13*	Amended and Restated Annual Cash Incentive Plan (incorporated by reference from Exhibit 10.16 to the Registrant’s Form 10-K for the year ended December 31, 2018)
10.14
Sublease between Pease Development Authority as Sublessor and the Registrant as Sublessee, dated May 30, 1995 (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017)

10.15
Amended and Restated Credit Agreement, dated November 30, 2015, among the Registrant, its subsidiaries, and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 3, 2015)

10.16
First Amendment dated October 10, 2018 to Amended and Restated Credit Agreement among the Registrant, its subsidiaries, and Bank of America, N.A. (incorporated by reference from Exhibit 10.19 to the Registrant’s Form 10-K for the year ended December 31, 2018)

10.17
Second Amendment to Amended and Restated Credit Agreement dated May 7, 2019 between Craft Brew Alliance, Inc. and Bank of America, N.A. (incorporated by reference from Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended March 31, 2019)

10.18
Third Amendment to Amended and Restated Credit Agreement dated September 25, 2019 between Craft Brew Alliance, Inc. and Bank of America, N.A. (incorporated by reference from Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 30, 2019)

10.19
Fourth Amendment to Amended and Restated Credit Agreement dated December 31, 2019 between Craft Brew Alliance, INc. and Bank of America, N.A. (incorporated by reference from Exhibit 10.1 to the Registrant's Form 8-K filed January 7, 2020)

10.20
Amended and Restated Security Agreement, dated November 30, 2015, among the Registrant, its subsidiaries, and Bank of America, N.A. (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 3, 2015)

10.21
Amended and Restated Continuing and Unconditional Guaranty, dated November 30, 2015, among the Registrant, its subsidiaries, and Bank of America, N.A. (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 3, 2015)

10.22
Amended and Restated Exchange and Recapitalization Agreement dated as of May 1, 2011 between the Registrant and Anheuser-Busch, LLC (“A-B”) as successor in interest to Anheuser-Busch, Incorporated (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 4, 2011)

10.23
Amendment No. 1 to Amended and Restated Exchange and Recapitalization Agreement, dated August 23, 2016, by and between the Registrant and A-B (incorporated by reference from Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on August 24, 2016)

10.24
Amended and Restated Master Distributor Agreement dated as of May 1, 2011 between the Registrant and A-B (the “A-B Master Distributor Agreement”) (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 4, 2011)

10.25	Amendment to A-B Master Distributor Agreement dated May 11, 2012 (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)
10.26	Amendment to A-B Master Distributor Agreement dated November 20, 2013 (incorporated by reference from Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013)

Index

Exhibit Number	Description
10.27	Amendment No. 3 to the A-B Master Distributor Agreement, dated August 23, 2016 (incorporated by reference from Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on August 24, 2016)
10.28†
Contract Brewing Agreement, dated August 23, 2016, by and between the Registrant and A-B Commercial Strategies, LLC (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 24, 2016)

10.29	Reserved
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

10.39*+	Amended and Restated Employment Agreement between the Registrant and Christine Perich, dated November 29, 2019
10.40*+	Amended and Restated Employment Agreement between the Registrant and Edwin A. Smith, dated November 29, 2019
10.41*+	Amended and Restated Employment Agreement between the Registrant and Derek Hahm, dated November 29, 2019
10.42*
Employee Noncompetition and Nonsolicitation Agreement between the Registrant and Derek Hahm, dated July 16, 2019 (incorporated by reference from Exhibit 10.4 to the Registrant's Form 10-Q for the quarter ended June 30, 2019)

10.43*+	Retention Bonus Agreement between the Registrant and Andrew J. Thomas, dated November 29, 2019
10.44*+	Retention Bonus Agreement between the Registrant and Christine N. Perich, dated November 29, 2019
10.45*+	Retention Bonus Agreement between the Registrant and J. Scott Mennen, dated November 29, 2019
10.46*+	Retention Bonus Agreement between the Registrant and Edwin A. Smith, dated November 29, 2019
10.47
Settlement Agreement dated May 23, 2019, between the Registrant and Theodore Broomfield and Simone Zimmer individually and on behalf of the Kona settlement class (incorporated by reference from Exhibit 10.5 to the Registrant's Form 10-Q for the quarter ended June 30, 2019)

10.48*	Form of Indemnification Agreement with each independent director of the Registrant (incorporated by reference from Exhibit 10.6 to the Registrant's Form 10-Q for the quarter ended June 30, 2019)

Index

Exhibit Number	Description
21.1	Subsidiaries of the Registrant (incorporated by reference from Exhibit 21.1 to the Registrant’s Form 10-K for the year ended December 31, 2018)
23.1+	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm
23.2+	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm
24.1+	Power of Attorney – Directors of Craft Brew Alliance, Inc.
31.1+	Certification of Chief Executive Officer of Craft Brew Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
31.2+	Certification of Chief Financial Officer of Craft Brew Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
32.1+	Certification of Form 10-K for the year ended December 31, 2019 pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes a management contract or a compensatory plan or arrangement.

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

Item 16. Form 10-K Summary

None.

Index

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Portland, Oregon, on March 11, 2020.

Craft Brew Alliance, Inc.

By:	/s/ Edwin A. Smith
Edwin A. Smith
Corporate Controller and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 11, 2020.

Signature	Title

/s/ Andrew J. Thomas	Chief Executive Officer
Andrew J. Thomas	(Principal Executive Officer)

/s/ Christine N. Perich	Chief Financial and Strategy Officer, Executive Vice President and Treasurer
Christine N. Perich	(Principal Financial Officer)

/s/ Edwin A. Smith	Corporate Controller and Principal Accounting Officer
Edwin A. Smith	(Principal Accounting Officer)

*	Chairman of the Board and Director
David R. Lord

*	Director
Timothy P. Boyle

*	Director
Marc J. Cramer

*	Director
Paul D. Davis

*	Director
Matthew E. Gilbertson

*	Director
Kevin R. Kelly

*	Director
Nickolas A. Mills

*	Director
Jacqueline S. Woodward

Index

*By:	/s/ Andrew J. Thomas
Andrew J. Thomas,
as attorney in fact