Form 10-Q
period 2020-03-31
CRAFT BREW ALLIANCE, INC.
filed 2020-05-06
CIK 892222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2020
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

The number of shares of the registrant’s common stock outstanding as of April 30, 2020 was 19,545,308.

CRAFT BREW ALLIANCE, INC.

Index
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except par value)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$95	$469
Accounts receivable, net	21,453	17,492
Inventory, net	23,004	19,142
Other current assets	5,337	3,953
Total current assets	49,889	41,056
Property, equipment and leasehold improvements, net	116,030	113,337
Operating lease right-of-use assets	23,184	23,513
Goodwill	21,935	21,935
Trademarks	44,240	44,240
Intangible and other assets, net	5,316	5,304
Total assets	$260,594	$249,385
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$19,590	$15,804
Accrued salaries, wages and payroll taxes	3,784	5,675
Refundable deposits	2,738	3,640
Deferred revenue	3,248	3,251
Other accrued expenses	5,196	9,623
Current portion of long-term debt and finance lease obligations	1,430	1,415
Total current liabilities	35,986	39,408
Deferred revenue, non-current	18,676	19,488
Long-term debt and finance lease obligations, net of current portion	46,895	32,920
Fair value of derivative financial instruments	502	278
Deferred income tax liability, net	7,740	6,966
Long-term operating lease liabilities	23,806	24,037
Other liabilities	983	983
Total liabilities	134,588	124,080
Commitments and contingencies (Note 13)
Common shareholders' equity:
Common stock, $0.005 par value. Authorized 50,000,000 shares; issued and outstanding 19,545,308 and 19,495,907	98	97
Additional paid-in capital	146,192	145,923
Accumulated other comprehensive loss	(374)	(207)
Accumulated deficit	(19,910)	(20,508)
Total common shareholders' equity	126,006	125,305
Total liabilities and common shareholders' equity	$260,594	$249,385
 The accompanying notes are an integral part of these financial statements.

Index
CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Sales	$45,825	$49,768
Less excise taxes	1,924	2,776
Net sales	43,901	46,992
Cost of sales	28,718	30,809
Gross profit	15,183	16,183
Selling, general and administrative expenses	14,461	25,565
Operating income (loss)	722	(9,382)
Interest expense	(267)	(308)
Other expense, net	(18)	—
Income (loss) before income taxes	437	(9,690)
Income tax benefit	(161)	(2,326)
Net income (loss)	$598	$(7,364)
Basic and diluted net income (loss) per share	$0.03	$(0.38)
Shares used in basic per share calculations	19,502	19,412
Shares used in diluted per share calculations	19,684	19,412

The accompanying notes are an integral part of these financial statements.

Index
CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$598	$(7,364)
Unrealized loss on derivative hedge transactions, net of tax	(167)	(47)
Comprehensive income (loss)	$431	$(7,411)

The accompanying notes are an integral part of these financial statements.

Index
CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss		Total Common Shareholders' Equity
	Shares	Par Value			Accumulated Deficit
Balance at December 31, 2018	19,383	$97	$144,013	$(86)	$(7,589)	$136,435
Stock-based compensation	29	—	418	—	—	418
Unrealized loss on derivative financial instruments, net of tax of $16	—	—	—	(47)	—	(47)
Tax payments related to stock-based awards	—	—	(157)	—	—	(157)
Net loss	—	—	—	—	(7,364)	(7,364)
Balance at March 31, 2019	19,412	$97	$144,274	$(133)	$(14,953)	$129,285

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss		Total Common Shareholders' Equity
	Shares	Par Value			Accumulated Deficit
Balance at December 31, 2019	19,496	$97	$145,923	$(207)	$(20,508)	$125,305
Issuance of shares under stock plans, net of shares withheld for tax payments	9	1	92	—	—	93
Stock-based compensation, net of shares withheld for tax payments	40	—	447	—	—	447
Unrealized loss on derivative financial instruments, net of tax of $57	—	—	—	(167)	—	(167)
Tax payments related to stock-based awards	—	—	(270)	—	—	(270)
Net income	—	—	—	—	598	598
Balance at March 31, 2020	19,545	$98	$146,192	$(374)	$(19,910)	$126,006

The accompanying notes are an integral part of these financial statements.

Index
CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$598	$(7,364)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,535	2,726
(Gain) loss on sale or disposal of Property, equipment and leasehold improvements	(87)	8
Deferred income taxes	831	(2,341)
Stock-based compensation	447	418
Lease expense	111	54
Other	(862)	66
Changes in operating assets and liabilities:
Accounts receivable, net	(3,957)	2,466
Inventories	(3,183)	(2,531)
Other current assets	(1,384)	(2,406)
Accounts payable and other accrued expenses	368	12,493
Deferred revenue	(815)	(812)
Accrued salaries, wages and payroll taxes	(1,891)	745
Refundable deposits	71	(70)
Net cash provided by (used in) operating activities	(7,218)	3,452

Cash flows from investing activities:
Expenditures for Property, equipment and leasehold improvements	(7,066)	(5,173)
Proceeds from sale of Property, equipment and leasehold improvements	97	16
Net cash used in investing activities	(6,969)	(5,157)

Cash flows from financing activities:
Principal payments on debt and finance lease obligations	(348)	(277)
Net borrowings under revolving line of credit	14,339	2,609
Proceeds from issuances of common stock	92	—
Tax payments related to stock-based awards	(270)	(157)
Net cash provided by financing activities	13,813	2,175
Increase (decrease) in Cash and cash equivalents	(374)	470

Cash and cash equivalents
Beginning of period	469	1,200
End of period	$95	$1,670
Supplemental disclosure of cash flow information:
Cash paid for interest	$273	$335
Cash received for income taxes, net	61	—
Cash paid for amounts included in measurement of lease liabilities	752	742
Supplemental disclosure of non-cash information:
Right-of-use assets obtained in exchange for operating lease obligations	$—	$19,726
Right-of-use assets obtained in exchange for finance lease obligations	—	2,538
Purchases of Property, equipment and leasehold improvements included in Accounts payable at end of period	573	1,384
The accompanying notes are an integral part of these financial statements.

Index
CRAFT BREW ALLIANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Annual Report”). These consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements are unaudited but, in the opinion of management, reflect all material adjustments necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods presented. All such adjustments were of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results of operations for the full year.

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

ASU 2018-15
In August 2018, the FASB issued ASU 2018-15, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The adoption of ASU 2018-15 on January 1, 2020 did not have a material effect on our financial position, results of operations or cash flows.

ASU 2018-13
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement." ASU 2018-13 removes, modifies and adds certain disclosure requirements on fair value measurements. ASU 2018-13 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The adoption of ASU 2018-13 on January 1, 2020 did not have a material effect on our financial position, results of operations or cash flows.
ASU 2017-04
In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment." ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. An entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, if applicable. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. The same impairment test also applies to any reporting unit with a zero or negative carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2019, on a prospective basis. The adoption of ASU 2017-04 on January 1, 2020 did not have a material effect on our financial position, results of operations or cash flows.

Index
Note 3. Cash and Cash Equivalents

We maintain cash balances with financial institutions that may exceed federally insured limits. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2020 and December 31, 2019, we did not have any cash equivalents.

As part of our cash management system, we use a controlled disbursement account to fund cash distribution checks presented for payment by the holder. Checks issued but not yet presented to banks may result in overdraft balances for accounting purposes. As of March 31, 2020 and December 31, 2019, there were $1.2 million and $0.3 million, respectively, of bank overdrafts included in Accounts payable on our Consolidated Balance Sheets. Changes in bank overdrafts from period to period are reported in the Consolidated Statements of Cash Flows as a component of operating activities within Accounts payable and Other accrued expenses.

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

Inventories consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Raw materials	$7,645	$8,435
Work in process	3,873	2,862
Finished goods	6,591	4,651
Packaging materials	3,481	1,981
Promotional merchandise	817	661
Brewpub food, beverages and supplies	597	552
	$23,004	$19,142
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

Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets; we recognize lease expense for these leases on a straight-line basis over the lease term.

Index
Lease-related liabilities consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Operating lease liabilities:
Current lease liabilities included in Other accrued expenses	$896	$883
Long-term lease liabilities	23,806	24,037
Total operating lease liabilities	24,702	24,920
Financing lease liabilities:
Current portion included in Current portion of long-term debt and finance lease obligations	299	296
Long-term portion of lease liabilities included in Long-term debt and finance lease obligations, net of current portion	728	804
Total financing lease liabilities	1,027	1,100
Total lease liabilities	$25,729	$26,020
Weighted-average remaining lease term:
Operating leases	24 years	24 years
Finance leases	4 years	4 years
Weighted-average discount rate:
Operating leases	4.72%	4.72%
Finance leases	3.72%	3.70%

As of March 31, 2020, the maturities of our operating lease liabilities were as follows (in thousands):

Operating Leases
Remainder of 2020	$1,508
2021	2,036
2022	2,091
2023	1,958
2024	1,933
Thereafter	32,302
Total minimum lease payments	41,828
Less: present value adjustment	(17,126)
Operating lease liabilities	$24,702

As of March 31, 2020, the maturities of our finance lease liabilities were as follows (in thousands):

Finance Leases
Remainder of 2020	$250
2021	266
2022	199
2023	199
2024	199
Thereafter	—
Total minimum lease payments	1,113
Less: present value adjustment	(86)
Finance lease liabilities	$1,027

Index
Components of lease cost were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating lease cost(1)	$936	$874
Finance lease cost:
Amortization of right-of-use asset	34	42
Interest on lease liabilities	10	13
Sublease income	(72)	—
Total lease cost	$908	$929

(1) Includes short-term, month-to-month lease and variable lease costs, which were immaterial.

Note 6. Related Party Transactions

As of March 31, 2020 and December 31, 2019, Anheuser-Busch, LLC ("A-B") owned approximately 31.1% of our outstanding common stock.

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

The Brewing Agreement expired on December 31, 2019, but the parties continue to operate under the same terms. The Brewing Agreement contains specified termination rights, including, among other things, the right of either party to terminate the Brewing Agreement if (i) the other party fails to perform any material obligation under the Brewing Agreement or any other agreement between the parties, subject to certain cure rights, or (ii) the Master Distributor Agreement is terminated.

Transactions with A-B, Ambev, ABWI and ABC consisted of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Gross sales to A-B and Ambev	$36,704	$39,609
International distribution fee earned from ABWI	812	812
Cumulative international distribution fee from ABWI, recorded in Deferred revenue	21,924	5,172
Contract brewing fee earned from ABC	203	538
Margin fee paid to A-B, classified as a reduction of Sales	488	541
Inventory management and other fees paid to A-B, classified in Cost of sales	92	90

Index
Amounts due to or from A-B and ABWI were as follows (in thousands):

	March 31, 2020	December 31, 2019
Amounts due from A-B related to beer sales pursuant to the A-B distributor agreement	$14,816	$11,394
Refundable deposits due to A-B	(936)	(1,197)
Amounts due to A-B for services rendered	(6,359)	(5,976)
Net amount due from A-B and ABWI	$7,521	$4,221

Related Party Operating Leases
We lease our headquarters office space, banquet space and storage facilities located in Portland, land and certain equipment from two limited liability companies, both of whose members include our former Board Chair and his brother. This lease is included in the ROU asset and lease liabilities recorded on our Consolidated Balance Sheets. Lease payments to these lessors were as follows (in thousands):

Three Months Ended March 31,
2020	2019
$42	$41

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

Three Months Ended March 31,
2020	2019
$172	$168

Note 7. Derivative Financial Instruments

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

We have assessed our vulnerability to certain business and financial risks, including interest rate risk associated with our variable-rate long-term debt. To mitigate this risk, effective January 23, 2014, we entered into an interest rate swap contract with BofA for 75% of the term loan ("Term Loan") balance, to hedge the variability of interest payments associated with our variable-rate borrowings under our Term Loan with BofA. The Term Loan contract and the interest rate swap terminate on September 30, 2023. The Term Loan contract had a total notional value of $6.2 million as of March 31, 2020. Through this swap agreement, we pay interest at a fixed rate of 2.86% and receive interest at a floating-rate of the one-month LIBOR, which was 0.92% at March 31, 2020. It is likely that LIBOR will no longer be used as a reference rate by most, if not all, financial institutions before year-end 2021.

Since the interest rate swap hedges the variability of interest payments on variable rate debt with similar terms, it qualifies for cash flow hedge accounting treatment.

As of March 31, 2020, an unrealized net loss of $0.5 million was recorded in Accumulated other comprehensive loss as a result of this hedge. The effective portion of the gain or loss on the derivative is reclassified into Interest expense in the same period during which we record Interest expense associated with the related debt. There was no hedge ineffectiveness during the first three months of 2020 or 2019.

Index
The fair value of our derivative instrument recorded as a component of Other liabilities on our Consolidated Balance Sheets was as follows (in thousands):

	March 31, 2020	December 31, 2019
Fair value of interest rate swap liability	$(502)	$(278)

The effect of our interest rate swap contract that was accounted for as a derivative instrument on our Consolidated Statements of Operations was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Three Months Ended March 31,
2020	$(224)	Interest expense	$19
2019	$(62)	Interest expense	$6
See also Note 8.

Note 8. Fair Value Measurements

Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•Level 1 – quoted prices in active markets for identical securities as of the reporting date;
•Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and
•Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The following table summarizes liabilities measured at fair value on a recurring basis (in thousands):

Fair Value at March 31, 2020	Level 1	Level 2	Level 3	Total
Interest rate swap	$—	$(502)	$—	$(502)

Fair Value at December 31, 2019
Interest rate swap	$—	$(278)	$—	$(278)

We did not have any assets measured at fair value on a recurring basis at March 31, 2020 or December 31, 2019.

The fair value of our interest rate swap was based on quarterly statements from the issuing bank. There were no changes to our valuation techniques during the three months ended March 31, 2020.

We believe the carrying amounts of Cash and cash equivalents, Accounts receivable, Other current assets, Accounts payable, Accrued salaries, wages and payroll taxes, and Other accrued expenses are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

We had fixed-rate debt outstanding as follows (in thousands):

	March 31, 2020	December 31, 2019
Fixed-rate debt on Consolidated Balance Sheets	$5,738	$5,973
Estimated fair value of fixed-rate debt	6,173	6,281

Index
We calculate the estimated fair value of our fixed-rate debt using a discounted cash flow methodology. Using estimated current interest rates based on a similar risk profile and duration (Level 2), the fixed cash flows are discounted and summed to compute the fair value of the debt.

Note 9. Revenue Recognition

The following table disaggregates our Sales by major source (in thousands):

	Three Months Ended March 31, 2020
	Beer Related(1)	Brewpubs	Total
Product sold through distributor agreements(2)	$38,859	$—	$38,859
Contract brewing fees	335	—	335
International distribution fees	812	—	812
Brewpubs(3)	—	5,134	5,134
Other(4)	685	—	685
	$40,691	$5,134	$45,825

	Three Months Ended March 31, 2019
	Beer Related(1)	Brewpubs	Total
Product sold through distributor agreements(2)	$41,128	$—	$41,128
Contract brewing fees	847	—	847
International distribution fees	812	—	812
Brewpubs(3)	—	6,203	6,203
Other(4)	778	—	778
	$43,565	$6,203	$49,768

(1)Beer Related sales include sales to A-B subsidiaries including Ambev, ABWI and ABC. Sales to wholesalers through the A-B distributor agreement in both the three-month period ended March 31, 2020 and 2019 represented 81.2% of our Sales.
(2)Product sold through distributor agreements included domestic and international sales of owned and non-owned brands pursuant to terms in our distributor agreements.
(3)Brewpub sales include sales of promotional merchandise and sales of beer directly to customers.
(4)Other sales include sales of beer related merchandise, hops and spent grain.
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

As of March 31, 2020, we had receivables related to contracts with customers of $21.5 million, net of the allowance for doubtful accounts of $25,000. As of December 31, 2019, we had receivables related to contracts with customers of $17.5 million, net of the allowance for doubtful accounts of $25,000.

As of March 31, 2020 and December 31, 2019, contract liabilities, which consisted of obligations associated with our gift card programs, were $0.2 million and $0.2 million, respectively, and were included in Other accrued expenses on the Consolidated Balance Sheets.

Index
In cases where all conditions to a sale are not met at the time of sale, revenue recognition is deferred until all conditions are met. As of March 31, 2020 and December 31, 2019, Deferred revenue on our Consolidated Balance Sheets included $21.9 million and $22.7 million, respectively, related to our International Distribution Agreement ("IDA"). On August 23, 2019, ABC announced it would not make a Qualifying Offer and we received a one-time incentive payment in the amount of $20.0 million on that date as required by the terms of the IDA. For the three months ended March 31, 2020, we recognized $0.8 million as Sales and we expect to recognize an additional $2.4 million of Deferred revenue as Sales in the remainder of 2020, $3.2 million in 2021, and $16.3 million thereafter.

Note 10. Segment Results and Concentrations

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

Net sales, Gross profit and gross margin information by segment was as follows (dollars in thousands):

	Three Months Ended March 31,
2020	Beer Related	Brewpubs	Total
Net sales	$38,767	$5,134	$43,901
Gross profit	$14,982	$201	$15,183
Gross margin	38.6%	3.9%	34.6%

2019
Net sales	$40,789	$6,203	$46,992
Gross profit	$15,508	$675	$16,183
Gross margin	38.0%	10.9%	34.4%

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

Sales to wholesalers through the A-B distributor agreement represented the following percentage of our Sales:

Three Months Ended March 31,
2020	2019
81.2%	81.2%

Receivables from A-B and ABWI represented the following percentage of our Accounts receivable balance:

March 31, 2020	December 31, 2019
69.1%	65.1%

Index
Note 11. Significant Stock-Based Plan Activity and Stock-Based Compensation

Stock-Based Compensation
Stock-based compensation expense was recognized in our Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of sales	$(26)	$48
Selling, general and administrative expense	473	370
Total stock-based compensation expense	$447	$418

At March 31, 2020, we had total unrecognized stock-based compensation expense of $1.1 million, which will be recognized over the weighted average remaining vesting period of 1.7 years. In the first quarter of 2020, we reversed $39,000 in stock compensation expense from Cost of sales as a result of the termination of unvested awards.
Note 12. Earnings Per Share

The reconciliation between the number of shares used for the basic and diluted per share calculations, as well as other related information, is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Weighted average common shares used for basic EPS	19,502	19,412
Dilutive effect of stock-based awards	182	—
Shares used for diluted EPS	19,684	19,412

Stock-based awards not included in diluted per share calculations as they would be antidilutive	—	42

Note 13. Commitments and Contingencies

The disclosure of purchase commitments in these consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2019. The disclosures below relate to legal commitments with significant events occurring during the three months ended March 31, 2020.

We are in the process of assessing the impact the COVID-19 pandemic will have on our future commitments and contingencies and we do not believe that the future commitments will be materially adversely impacted.

General
We are subject to various claims and pending or threatened lawsuits in the normal course of business. Although we do not anticipate that the resolution of legal proceedings arising in the normal course of business or the proceedings described below will have a material adverse effect on our financial position, results of operations or cash flows, we cannot predict this with certainty.

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

Index
In connection with the pending merger transaction with ABC, several lawsuits were filed on behalf of our shareholders. On January 3, 2020, a purported class action complaint brought on behalf of a putative class of our shareholders, captioned Kost et al. v. Craft Brew Alliance, Inc., et al., Case No. 20-2-00389-1 SEA, was filed in the Superior Court of Washington, King County (the “Kost Action”). On January 14, 2020, a second purported class action complaint brought on behalf of a putative class of our shareholders, captioned Birkby v. Craft Brew Alliance, Inc., et al., Case No. 20CV02867, was filed in the Circuit Court of the State of Oregon for the County of Multnomah (the “Birkby Action”). The Birkby and Kost Actions assert state law claims for alleged breaches of fiduciary duty against our company and our directors. The Kost Action also brings claims against our Chief Executive Officer and ABC, and includes allegations of material misstatements and omissions in our definitive proxy statement filed with the SEC on January 21, 2020 (the “Proxy Statement”).

In addition, four complaints were filed in federal court asserting claims against our company and our directors under the federal securities laws and alleging material misstatements and omissions in the Proxy Statement: Sabatini et al. v. Craft Brew Alliance, Inc., et al., Case No. 1:20-cv-00138, filed in the United States District Court for the District of Delaware on January 29, 2020 on behalf of a putative class of our shareholders (the “Sabatini Action”), Halberstam v. Craft Brew Alliance, Inc., et al., Case No. 2:20-cv-01243, filed in the United States District Court for the Central District of California on February 7, 2020 on behalf of an individual shareholder (the “Halberstam Action”), Michael Roberts et al. v. Craft Brew Alliance, Inc., et al., Case No. 1:20-cv-00208, filed in the United States District Court for the District of Delaware on February 12, 2020 on behalf of a putative class of our shareholders (the “Michael Roberts Action”), and Dennis Roberts v. Craft Brew Alliance, Inc., et al., Case No. 1:20-cv-00337, filed in the United States District Court for the District of Colorado on February 10, 2020 on behalf of an individual shareholder (the “Dennis Roberts Action”). The Sabatini Action also asserts claims against ABC and a subsidiary of ABC.

On February 18, 2020, we announced the resolution of claims with the plaintiffs in the Kost, Sabatini, Halberstam, and Michael Roberts Actions, whereby we filed supplemental disclosures and plaintiffs in the Kost, Sabatini, Halberstam, and Michael Roberts Actions dismissed their individual claims with prejudice, and plaintiffs in the Kost, Sabatini, and Michael Roberts Actions dismissed their class claims without prejudice. The Birkby and Dennis Roberts Actions have not been resolved. We did not view the supplemental disclosures as material or required by applicable law, but determined to make the disclosures in order to avoid the expense and risks inherent in further litigation.

Note 14. Subsequent Events

We began seeing the impact of the global COVID-19 pandemic on our business in early March 2020, and such impacts have continued into April. The primary impacts of the pandemic have been significantly reduced demand from the on-premise channel and the closure of our brewpubs on-premise business. We expect COVID-19 related impacts to continue as the situation remains dynamic and subject to rapid and possibly material changes. Additional impacts, including but not limited to, the ability to maintain compliance with our financial bank covenants as described in the liquidity and capital resources in Part I, Item 2."Management's Discussion and Analysis of Financial Condition and Results of Operations," may arise of which we are not currently aware. The nature and extent of such impacts will depend on future developments, which are highly uncertain and cannot be predicted.

As a result of the unexpected shutdown of bars and restaurants due to COVID-19, we are actively working with our retail and wholesale partners to come to an agreement on how best to handle the kegs currently in the market that may go out of date before they can be used. We are not able to make a reasonable estimate of the impact of this situation at the time of our filing so no accrual has been recorded.

Index
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q includes forward-looking statements. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “may,” “plan” and similar expressions or their negatives identify forward-looking statements, which generally are not historical in nature. These statements are based upon assumptions and projections that we believe are reasonable, but are by their nature inherently uncertain. Many possible events or factors could affect our future financial results and performance, and could cause actual results or performance to differ materially from those expressed, including those risks and uncertainties described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Annual Report”), the risk factor set forth in Part II, Item 1A below, and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”). Certain forward-looking statements are subject to the anticipated occurrence and timing of the closing of the merger transaction pursuant to which Anheuser-Busch Companies, LLC, is expected to acquire Craft Brew Alliance, Inc. Caution should be taken not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein, as well as the audited Consolidated Financial Statements and Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2019 Annual Report. The discussion and analysis includes period-to-period comparisons of our financial results. Although period-to-period comparisons may be helpful in understanding our financial results, we believe that they should not be relied upon as an accurate indicator of future performance.

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

We distribute our beers to retailers through wholesalers that are aligned with the A-B network. These sales are made pursuant to a Master Distributor Agreement (the “A-B Distributor Agreement”) with A-B, which extends through 2028. As a result of this distribution arrangement, we believe that, under alcohol beverage laws in a majority of states, these wholesalers would own the exclusive right to distribute our beers in their respective markets if the A-B Distributor Agreement expires or is terminated. As competition puts increasing pressure on craft brands outside of their home markets, we invested in accelerating Kona’s growth through our first-ever national marketing campaign in 2019, expanded distribution of our newly acquired brands Appalachian Mountain Brewery, Cisco Brewers, and Wynwood Brewing Co. across their respective home markets of North Carolina, New

Index
England, and South Miami, and continued our efforts to stabilize and strengthen Widmer Brothers and Redhook in the Pacific Northwest, which is a mature craft beer market.

Separate from our A-B wholesalers, we maintain an internal independent sales and marketing organization with resources across the key functions of brand management, field marketing, field sales, and national retail sales.

On November 11, 2019, we jointly announced with Anheuser-Busch Companies, LLC ("ABC") an agreement to expand our partnership, with ABC agreeing to purchase our remaining shares it does not currently own in a merger transaction for $16.50 per share, in cash. ABC was formed in 1979 as the holding company of A-B. The transaction represents an exciting next step in a long and successful partnership between the two companies that traces back over 25 years. The transaction remains subject to customary closing conditions, including certain regulatory approvals.

In early March 2020, we began seeing the impact of the COVID-19 pandemic on our business. The impact was primarily visible in significantly reduced demand from the on-premise channel and the closure of our brewpubs for on-premise business.

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

Following is a summary of our financial results:

Three Months Ended March 31,	Net sales	Net income (loss)	Number of barrels sold
2020	$43.9 million	$0.6 million	156,400
2019	$47.0 million	$(7.4) million	169,500

Results of Operations

The following table sets forth, for the periods indicated, certain information from our Consolidated Statements of Operations expressed as a percentage of Net sales(1):

	Three Months Ended March 31,
	2020	2019
Sales	104.4%	105.9%
Less excise taxes	(4.4)	(5.9)
Net sales	100.0	100.0
Cost of sales	65.4	65.6
Gross profit	34.6	34.4
Selling, general and administrative expenses	32.9	54.4
Operating income (loss)	1.6	(20.0)
Interest expense	(0.6)	(0.7)
Other expense, net	—	—
Income (loss) before income taxes	1.0	(20.6)
Income tax benefit	(0.4)	(4.9)
Net income (loss)	1.4%	(15.7)%

(1)Percentages may not add due to rounding.

Index

Segment Information
Net sales, Gross profit and Gross margin information by segment was as follows (dollars in thousands):

	Three Months Ended March 31,
2020	Beer Related	Brewpubs	Total
Net sales	$38,767	$5,134	$43,901
Gross profit	$14,982	$201	$15,183
Gross margin	38.6%	3.9%	34.6%

2019
Net sales	$40,789	$6,203	$46,992
Gross profit	$15,508	$675	$16,183
Gross margin	38.0%	10.9%	34.4%

Sales by Category
Sales by category were as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar
Sales by Category	2020	2019	Change	% Change
A-B and A-B related(1)	$37,231	$40,418	$(3,187)	(7.9)%
Contract brewing and beer related(2)	3,460	3,147	313	9.9%
Excise taxes	(1,924)	(2,776)	852	(30.7)%
Net beer related sales	38,767	40,789	(2,022)	(5.0)%
Brewpubs(3)	5,134	6,203	(1,069)	(17.2)%
Net sales	$43,901	$46,992	$(3,091)	(6.6)%

(1)A-B and A-B related includes domestic and international sales sold through A-B and Ambev, fees earned pursuant to the Brewing Agreement with Anheuser-Busch Companies, LLC ("ABC"), and the international distribution fees earned from ABWI.
(2)Beer related includes international sales and owned brands not sold through A-B or Ambev.
(3)Brewpubs sales include sales of promotional merchandise and sales of beer directly to customers.

Shipments by Category
Shipments by category were as follows (in barrels):

Three Months Ended March 31,	2020 Shipments	2019 Shipments	Increase (Decrease)	% Change	Change in Depletions(1)
A-B and A-B related(2)	138,200	154,600	(16,400)	(10.6)%	(6)%
Contract brewing and beer related(3)	16,500	13,100	3,400	26.0%
Brewpubs	1,700	1,800	(100)	(5.6)%
Total	156,400	169,500	(13,100)	(7.7)%

(1)Change in depletions reflects the year-over-year change in barrel volume sales of beer by wholesalers to retailers.
(2)A-B and A-B related includes domestic and international shipments distributed through A-B and Ambev, and shipments pursuant to the Brewing Agreement with ABC.
(3)Beer related includes international shipments and shipments of our owned brands not distributed through A-B or Ambev.

Index
The decrease in sales to A-B and A-B related in the three-month period ended March 31, 2020 compared to the same period of 2019 was primarily due to a decrease in shipment volume, partially offset by an increase in average unit pricing and a decrease in promotional pricing. The decrease in shipment volume was primarily attributed to the sharp decline in draft sales in March 2020 as a result of the closure of most on-premise retail locations across the country. We expect the demand for draft beer to remain low for the second quarter of 2020 and, potentially, into the second half of 2020. As our shipments further trend towards packaged beer, we expect our average unit pricing to increase as the sales price for packaged beer is greater than draft.

The increase in Contract brewing and beer related sales in the three-month period ended March 31, 2020 compared to the same period of 2019 was primarily due to increases in international shipment volumes and brands distributed outside the A-B distribution network, partially offset by a decrease in contract brewing shipment volumes.

Brewpubs sales decreased in the three-month period ended March 31, 2020 compared to the same period of 2019, primarily due to the closure of our brewpubs to on-premise business that began in mid-March due to the COVID-19 pandemic and public health and government-mandated strict social distancing requirements. We expect our Brewpub sales to remain low for the second quarter of 2020 and, potentially, into the second half of 2020.

Shipments by Brand
The following table sets forth a comparison of shipments by brand (in barrels):

Three Months Ended March 31,	2020 Shipments	2019 Shipments	Decrease	% Change	Change in Depletions
Kona	107,000	108,800	(1,800)	(1.7)%	(5)%
Widmer Brothers	16,000	21,600	(5,600)	(25.9)%	(13)%
Redhook	13,200	14,800	(1,600)	(10.8)%	(9)%
Omission	8,800	9,100	(300)	(3.3)%	5%
All other(1)	9,400	10,100	(700)	(6.9)%	(1)%
Total(2)	154,400	164,400	(10,000)	(6.1)%	(6)%

(1)All other includes the shipments and depletions from our Square Mile, AMB, Cisco Brewers, and Wynwood brand families, shipped by us pursuant to distribution agreements.
(2)Total shipments by brand include international shipments and exclude shipments produced under our contract brewing arrangements.

The slight decrease in our Kona brand shipments in the three-month period ended March 31, 2020 compared to the same period of 2019 was primarily led by the decrease in shipments of Longboard Lager and Hanalei Island IPA brands, partially offset by the release of our new Island Seltzer and increased shipments of Gold Cliff IPA and Big Wave Golden Ale brands.

The decrease in our Widmer Brothers brand shipments in the three-month period ended March 31, 2020 compared to the same period of 2019 was primarily due to decreases in Hefeweizen brand shipments.

Redhook brand shipments decreased in the three-month period ended March 31, 2020 compared to the same period of 2019, primarily due to decreases in Longhammer IPA and Brewers Choice variety pack brand shipments, partially offset by an increase in Big Ballard IPA shipments.

Omission brand shipments decreased in the three-month period ended March 31, 2020 compared to the same period of 2019, primarily due to decreases in shipments of the Pale Ale, Lager and IPA brands, partially offset by shipments of our newly released seltzer.

The decrease in All other shipments in the three-month period ended March 31, 2020 compared to the same period of 2019 was primarily due to decreases in AMB and Cisco brand shipments, partially offset by an increase in Wynwood brand shipments.

Index

Shipments by Package
The following table sets forth a comparison of our shipments by package, excluding shipments produced under our contract brewing arrangements (in barrels):

	Three Months Ended March 31,
	2020		2019
	Shipments	% of Total	Shipments	% of Total
Draft	28,200	18.3%	37,500	22.8%
Packaged	126,200	81.7%	126,900	77.2%
Total	154,400	100.0%	164,400	100.0%

The shift in package mix from draft to packaged in the three-month period ended March 31, 2020 compared to the same period of 2019 was primarily due to widespread closures in the on-premise channel that were caused by the COVID-19 pandemic and government-mandated strict social distancing requirements. We expect this trend to continue throughout the second quarter of 2020 and, possibly, into the second half of 2020.

Cost of Sales
Cost of sales includes purchased raw and component materials, direct labor, overhead and shipping costs.

Information regarding Cost of sales was as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar
	2020	2019	Change	% Change
Beer Related	$23,785	$25,281	$(1,496)	(5.9)%
Brewpubs	4,933	5,528	(595)	(10.8)%
Total	$28,718	$30,809	$(2,091)	(6.8)%

The decrease in Beer Related Cost of sales in the three-month period ended March 31, 2020 compared to the same period of 2019 was primarily due to the decrease in shipment volume, partially offset by an increase in our Beer Related Cost of sales on a per barrel basis. As our shipments further trend toward packaged beer, we expect our average unit costs to increase as the cost to produce packaged beer is greater than draft.
The decrease in Brewpubs Cost of sales in the three-month period ended March 31, 2020 compared to the same period of 2019 was primarily due to ceasing operations and leasing of our Portsmouth brewpub to the founders of Cisco, which occurred during April 2019, and the closure of the Portland taproom, which occurred in February 2019. A decrease in Brewpubs Cost of sales is anticipated for the second quarter of 2020 and, potentially, into the second half of 2020 due to the impact of the COVID-19 pandemic.

Capacity Utilization
Capacity utilization is calculated by dividing total shipments by approximate working capacity and was as follows:

	Three Months Ended March 31,
	2020	2019
Capacity Utilization	43%	47%

Our capacity utilization declined in the three-month period ended March 31, 2020 compared to the same period of 2019 due to a larger percentage of our beer being brewed by ABCS as part of our contract brewing relationship and evolving brewery footprint. We also experienced a decrease in our capacity utilization as a result of the decrease in demand for draft beer.

Index
Gross Profit
Information regarding Gross profit was as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar
	2020	2019	Change	% Change
Beer Related	$14,982	$15,508	$(526)	(3.4)%
Brewpubs	201	675	(474)	(70.2)%
Total	$15,183	$16,183	$(1,000)	(6.2)%

Gross profit as a percentage of Net sales, or gross margin, was as follows:

	Three Months Ended March 31,
	2020	2019
Beer Related	38.6%	38.0%
Brewpubs	3.9%	10.9%
Overall	34.6%	34.4%

The decrease in Beer Related Gross profit in the three-month period ended March 31, 2020, compared to the same period of 2019 was primarily due to a decrease in shipment volumes and an increase in average unit costs on a per barrel basis, partially offset by an increase in average unit pricing and a decrease in promotional pricing.

The decrease in Brewpubs Gross profit and gross margin in the three-month period ended March 31, 2020 compared to the same period of 2019 was primarily due to the closure of our brewpubs to on-premise business beginning in mid-March due to the COVID-19 pandemic, partially offset by cost savings associated with the ceasing of operations and leasing of our Portsmouth brewpub to the founders of Cisco and the closure of the Portland taproom.

Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) include compensation and related expenses for our sales and marketing activities, management, legal and other professional and administrative support functions.

Information regarding SG&A was as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar
	2020	2019	Change	% Change
Selling, general and administrative expenses	$14,461	$25,565	$(11,104)	(43.4)%
As a % of Net sales	32.9%	54.4%

The decrease in SG&A for the three-month period ended March 31, 2020 compared to the same period of 2019 was primarily due to a decrease in creative and media spend related to the non-recurring Kona marketing campaign of $4.6 million in 2019, and a non-recurring charge related to the settlement of the litigation related to the Kona class action lawsuit in 2019 of $4.7 million, as well as a decrease in employee related costs, and a one-time legal settlement benefit of $1.0 million related to our former Woodinville property received in March 2020.

Interest Expense
Information regarding Interest expense was as follows (dollars in thousands):

Three Months Ended March 31,		Dollar
2020	2019	Change	% Change
$267	$308	$(41)	(13.3)%

Index

	Three Months Ended March 31,
	2020	2019
Average debt outstanding	$41,806	$44,880
Average interest rate	2.37%	2.69%

The decrease in Interest expense in the three-month period ended March 31, 2020 compared to the same period of 2019 was primarily due to a decrease in our average debt outstanding.

Income Tax Benefit
Our effective income tax rate was 36.8% for the first three months of 2020 and 24.0% in the first three months of 2019. The effective income tax rates reflect the impact of non-deductible expenses (primarily meals and entertainment expenses), state and local taxes and tax credits. In the first three months of 2020 we recognized a one-time tax benefit of $365 related to the net operating loss carryback provisions in the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) which was signed into law on March 27, 2020.

Liquidity and Capital Resources

We have required capital primarily for the construction and development of our production breweries, to support our brewery footprint evolution, and to fund our working capital needs. Historically, we have financed our capital requirements through cash flows from operations, bank borrowings and the sale of common and preferred stock. We anticipate meeting our obligations for the twelve months beginning April 1, 2020 primarily from cash on hand, cash flows generated from operations and borrowing under our line of credit as the need arises. Capital resources available to us at April 1, 2020 included $0.1 million of Cash and cash equivalents and $9.9 million available under our revolving credit facility.

At March 31, 2020 and December 31, 2019, we had $13.9 million and $1.6 million of working capital, respectively, and our debt as a percentage of total capitalization (total debt and common shareholders’ equity) was 27.7% and 21.5%, respectively.

A summary of our cash flow information was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash provided by (used in) operating activities	$(7,218)	$3,452
Net cash used in investing activities	(6,969)	(5,157)
Net cash provided by financing activities	13,813	2,175
Increase (decrease) in Cash and cash equivalents	$(374)	$470

Cash used in operating activities of $7.2 million in the first three months of 2020 resulted from our Net income of $0.6 million and net non-cash expenses of $3.0 million being offset by changes in our operating assets and liabilities as discussed in more detail below.

Accounts receivable, net, increased $4.0 million to $21.5 million at March 31, 2020 compared to $17.5 million at December 31, 2019. This increase was primarily due to the timing of shipments and an increase of $3.4 million in our receivable from A-B and ABWI, which totaled $14.8 million at March 31, 2020. Historically, we have not had collection problems related to our accounts receivable.

Inventories increased $3.9 million to $23.0 million at March 31, 2020 compared to $19.1 million at December 31, 2019. The increase was primarily due to an increase in finished goods and packaging materials as a result of the timing of shipments in the fourth quarter of 2019 and first quarter of 2020, seasonality and the forecasted demand for our beer.

Accounts payable increased $3.8 million to $19.6 million at March 31, 2020 compared to $15.8 million at December 31, 2019, primarily due to timing of payments for raw and component materials, marketing and capital expenditures.

Index
Capital expenditures of $7.1 million in the first three months of 2020 were primarily directed to beer production capacity and efficiency improvements. As of March 31, 2020, we had an additional $0.6 million of expenditures recorded in Accounts payable on our Consolidated Balance Sheets, compared to $1.6 million at December 31, 2019. We anticipate capital expenditures will not exceed a total of $10.0 million in 2020, primarily for our new Kona brewery and enterprise resource planning software.

Credit Agreement
On October 10, 2018, we executed a First Amendment (the "First Amendment") to our Amended and Restated Credit Agreement with Bank of America, N.A. ("BofA") dated November 30, 2015 (as amended, the "Credit Agreement"). The Credit Agreement as amended by the First Amendment provides for a revolving line of credit (“Line of Credit”), including provisions for cash borrowings and up to $2.5 million notional amount of letters of credit, and a $10.8 million term loan (“Term Loan”). The primary changes effected by the First Amendment were to increase the maximum amount available under the Line of Credit from $40.0 million to $45.0 million and to extend the maturity date of the Line of Credit from November 30, 2020 to September 30, 2023, which is also the maturity date of the Term Loan. The maximum amount of the Line of Credit is subject to loan commitment reductions in the amount of $750,000 each quarter beginning March 31, 2020. The First Amendment also increased the limit on the total amount of investments that we may make in other craft brewers, other than the acquisition of all or substantially all of the assets or controlling ownership interests, from $5.0 million to $10.0 million. We may draw upon the Line of Credit for working capital and general corporate purposes.

As of March 31, 2020, we had $10.7 million in funds available to be drawn upon from our Line of Credit and $34.3 million of borrowings outstanding. At March 31, 2020, $8.3 million was outstanding under the Term Loan.

Under the Credit Agreement as in effect at March 31, 2020, interest accrues at an annual rate based on the London Inter-Bank Offered Rate (“LIBOR”) Daily Floating Rate plus a marginal rate. The marginal rate varies from 0.75% to 2.00% for the Line of Credit and Term Loan based on our funded debt ratio. At March 31, 2020, our marginal rate was 2.00%, resulting in an annual interest rate of 2.83%. It is likely that LIBOR will no longer be used as a reference rate by most, if not all, financial institutions before year-end 2021.

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

As amended in 2019, the Credit Agreement requires us to satisfy the following financial covenants: (i) on or after the earliest to occur of July 1, 2020 or the termination of the A-B Merger, a Consolidated Leverage Ratio of 3.50 to 1.00; (ii) on or after the earliest to occur of July 1, 2020 or the termination of the A-B Merger, a Fixed Charge Coverage Ratio of 1.20 to 1.00; and (iii) on a trailing four-quarter basis at each of March 31, 2020 and June 30, 2020, a minimum Consolidated EBITDA of $3.0 million. Failure to maintain compliance with these covenants is an event of default and would give BofA the right to declare the entire outstanding loan balance immediately due and payable. At March 31, 2020, we were in compliance with all applicable contractual financial covenants of the Credit Agreement.

Secured Borrowing
On June 20, 2019 we executed an agreement with BofA, pursuant to our Master Lease Agreement, for $5.2 million in cash in exchange for a secured interest in our previously installed can line at our Portland brewing facility. The maturity date of the secured borrowing is June 21, 2026. We used the funds to pay down our Line of Credit. At March 31, 2020, $4.7 million was outstanding at an interest rate of 4.54%.

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

Index
Our critical accounting policies, as described in our 2019 Annual Report on Form 10-K, relate to goodwill, indefinite-lived intangible assets, long-lived assets, refundable deposits on kegs, revenue recognition, deferred taxes and leases. There have been no changes to our critical accounting policies since December 31, 2019.

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

Recent Accounting Pronouncements

See Note 2 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks and risk management policies since the filing of our 2019 Annual Report on Form 10-K, which was filed with the SEC on March 11, 2020.

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

Changes in Internal Control Over Financial Reporting
As a result of the COVID-19 pandemic, certain employees began working remotely in March 2020, but these changes to the working environment did not have a material effect on our internal control over financial reporting. During the first quarter of 2020, there were no changes in our internal control over financial reporting identified in connection with the above evaluation required by Exchange Act Rule 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 13 of Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report.

Item 1A. Risk Factors

There have been no changes in our reported risk factors since the filing of our 2019 Annual Report on Form 10-K, which was filed with the SEC on March 11, 2020, with the exception of the addition of the following risk factor:

Index
The Global COVID-19 Pandemic Has Disrupted Our Business and Our Financial Condition; and Our Operating Results Have Been, and Are Expected To Continue to be, Adversely Affected by the Outbreak and Its Effects.
Our operations and business have been, and may continue to be, materially and adversely affected by the COVID-19 pandemic and related weakening of economic conditions and declines in consumer demand. National, state and local governments have responded to the COVID-19 pandemic in a variety of ways, including by declaring states of emergency, restricting people from gathering in groups, or interacting within a certain physical distance (i.e., social distancing), and in certain cases, ordering businesses to close or limit operations and requiring people to stay at home. Although we have been permitted to continue to operate our breweries, there are no assurances that we will be permitted to operate these facilities under future government order or other restriction, or that our contract brewing partner will similarly be permitted to continue to operate. In particular, any limitations on, or closures of, our Oregon, New Hampshire or Hawaii breweries, or ABCS, our contract brewing partner, in Colorado, could have a material adverse impact on our ability to manufacture products and service customers, and could have a material adverse impact on our business, financial condition and results of operations.

During the first quarter of 2020, the principal effects of the global COVID-19 pandemic included significant reductions in demand for draft from the on-premise channel due to, the closure of our brewpubs to on-premise business. We expect to continue to be impacted as the situation remains dynamic and subject to rapid and possibly material changes. Continued or additional disruptions to our business and potential associated effects on our financial condition and results of operations include, but are not limited to:

•reduced demand for our products due to adverse and uncertain economic conditions such as increased unemployment, a prolonged downturn in economic growth and other financial hardships, or a decline in consumer confidence;
•unpredictable consumer behaviors and reduced demand for our products, due to on-premise closures, government quarantines and other restrictions on social gatherings;
•inability to manufacture and ship our products in quantities necessary to meet consumer demand and achieve planned shipment and depletion targets due to disruptions at our owned breweries and our contract brewing partner's brewery caused by:
◦our inability to maintain a sufficient workforce at our owned breweries due to the health-related effects of COVID-19 and similar staffing issues at our contract brewing partner's brewery;
◦disruptions at our owned breweries and our contract brewing partner's brewery caused by an inability to maintain a sufficient quantity of essential supplies, such as raw and packaging materials, and personal protective equipment, or to maintain logistics and other manufacturing and supply chain capabilities necessary for the manufacture and distribution of our products;
◦failure of third parties on which we rely, including our inventory suppliers, our contract brewing partner, distributors, and logistics and transportation providers, to continue to meet their obligations to us, which may be caused by their own financial or operational difficulties;
•potential incremental costs associated with mitigating the effects of the pandemic on our operations, including increased labor, freight and logistics costs and other expenses; and
•significant changes in the conditions in markets in which we produce, sell or distribute our products, including prolonged or additional quarantines, government and regulatory actions and closures or other restrictions that limit or close our operating and manufacturing facilities, restrict the ability of our employees to perform necessary business functions, restrict or prevent consumer access to our products, or otherwise prevent our third parties from sufficiently staffing operations, including operations necessary for the production, distribution, sale and support of our products.

These impacts could place limitations on our ability to operate effectively and could have a material adverse effect on our operations, financial condition and operating results. We have implemented policies and procedures at our owned breweries to address potential risks, including mandating work from home for all non-production employees, making face masks available, reorganizing workspaces to increase social distancing between and among shifts, and increasing hours of cleaning per day. As the situation continues to evolve and more information and guidance become available, we may adjust our current policies and procedures, so as to address the rapidly changing variables related to the pandemic. Additional impacts may arise of which we are not currently aware. The nature and extent of such impacts will depend on future developments, which are highly uncertain and cannot be predicted.

Index
Item 6. Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

31.1	Certification of Chief Executive Officer of Craft Brew Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer of Craft Brew Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
32.1*	Certification pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
99.1*	Press Release dated May 6, 2020
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAFT BREW ALLIANCE, INC.

May 6, 2020	By:	/s/ Edwin A. Smith
Edwin A. Smith
Corporate Controller and Principal Accounting Officer