Form 10-Q
period 2020-06-30
CRAFT BREW ALLIANCE, INC.
filed 2020-08-05
CIK 892222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2020
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

The number of shares of the registrant’s common stock outstanding as of July 30, 2020 was 19,545,308.

CRAFT BREW ALLIANCE, INC.

Index
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CRAFT BREW ALLIANCE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except par value)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$138	$469
Accounts receivable, net	30,156	17,492
Inventory, net	21,862	19,142
Other current assets	4,482	3,953
Total current assets	56,638	41,056
Property, equipment and leasehold improvements, net	118,837	113,337
Operating lease right-of-use assets	22,832	23,513
Goodwill	21,935	21,935
Trademarks	44,144	44,240
Intangible and other assets, net	5,235	5,304
Total assets	$269,621	$249,385
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$20,300	$15,804
Accrued salaries, wages and payroll taxes	4,835	5,675
Refundable deposits	2,640	3,640
Deferred revenue	3,248	3,251
Other accrued expenses	6,344	9,623
Current portion of long-term debt and finance lease obligations	1,444	1,415
Total current liabilities	38,811	39,408
Deferred revenue, non-current	17,864	19,488
Long-term debt and finance lease obligations, net of current portion	53,354	32,920
Fair value of derivative financial instruments	507	278
Deferred income tax liability, net	8,005	6,966
Long-term operating lease liabilities	23,556	24,037
Other liabilities	821	983
Total liabilities	142,918	124,080
Commitments and contingencies (Note 13)
Common shareholders' equity:
Common stock, $0.005 par value. Authorized 50,000,000 shares; issued and outstanding 19,545,308 and 19,495,907	98	97
Additional paid-in capital	146,469	145,923
Accumulated other comprehensive loss	(378)	(207)
Accumulated deficit	(19,486)	(20,508)
Total common shareholders' equity	126,703	125,305
Total liabilities and common shareholders' equity	$269,621	$249,385
 The accompanying notes are an integral part of these financial statements.

Index
CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sales	$52,757	$63,815	$98,582	$113,583
Less excise taxes	3,379	3,256	5,303	6,032
Net sales	49,378	60,559	93,279	107,551
Cost of sales	35,630	37,272	64,348	68,081
Gross profit	13,748	23,287	28,931	39,470
Selling, general and administrative expenses	12,908	19,381	27,369	44,946
Operating income (loss)	840	3,906	1,562	(5,476)
Interest expense	(306)	(504)	(573)	(812)
Other income, net	201	33	183	33
Income (loss) before income taxes	735	3,435	1,172	(6,255)
Income tax provision (benefit)	311	825	150	(1,501)
Net income (loss)	$424	$2,610	$1,022	$(4,754)
Basic and diluted net income (loss) per share	$0.02	$0.13	$0.05	$(0.24)
Shares used in basic per share calculations	19,545	19,443	19,524	19,416
Shares used in diluted per share calculations	19,693	19,593	19,688	19,416

The accompanying notes are an integral part of these financial statements.

Index
CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$424	$2,610	$1,022	$(4,754)
Unrealized loss on derivative hedge transactions, net of tax	(4)	(89)	(171)	(136)
Comprehensive income (loss)	$420	$2,521	$851	$(4,890)

The accompanying notes are an integral part of these financial statements.

Index
CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss		Total Common Shareholders' Equity
	Shares	Par Value			Accumulated Deficit
Balance at December 31, 2018	19,383	$97	$144,013	$(86)	$(7,589)	$136,435
Stock-based compensation	29	—	418	—	—	418
Unrealized loss on derivative financial instruments, net of tax of $16	—	—	—	(47)	—	(47)
Tax payments related to stock-based awards	—	—	(157)	—	—	(157)
Net loss	—	—	—	—	(7,364)	(7,364)
Balance at March 31, 2019	19,412	97	144,274	(133)	(14,953)	129,285
Stock-based compensation	53	—	835			835
Unrealized loss on derivative financial instruments, net of tax of $31	—	—	—	(89)	—	(89)
Tax payments related to stock-based awards	—	—	(168)	—	—	(168)
Net income	—	—	—	—	2,610	2,610
Balance at June 30, 2019	19,465	$97	$144,941	$(222)	$(12,343)	$132,473

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss		Total Common Shareholders' Equity
	Shares	Par Value			Accumulated Deficit
Balance at December 31, 2019	19,496	$97	$145,923	$(207)	$(20,508)	$125,305
Issuance of shares under stock plans, net of shares withheld for tax payments	9	1	92	—	—	93
Stock-based compensation, net of shares withheld for tax payments	40	—	447	—	—	447
Unrealized loss on derivative financial instruments, net of tax of $57	—	—	—	(167)	—	(167)
Tax payments related to stock-based awards	—	—	(270)	—	—	(270)
Net income	—	—	—	—	598	598
Balance at March 31, 2020	19,545	98	146,192	(374)	(19,910)	126,006
Stock-based compensation, net of shares withheld for tax payments	—	—	277	—	—	277
Unrealized loss on derivative financial instruments, net of tax of $1	—	—	—	(4)	—	(4)
Net income	—	—	—	—	424	424
Balance at June 30, 2020	19,545	$98	$146,469	$(378)	$(19,486)	$126,703

The accompanying notes are an integral part of these financial statements.

Index
CRAFT BREW ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$1,022	$(4,754)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,955	5,386
(Gain) loss on sale or disposal of Property, equipment and leasehold improvements	(80)	22
Deferred income taxes	1,098	(1,536)
Stock-based compensation	724	1,253
Lease expense	233	101
Other	(1,034)	152
Changes in operating assets and liabilities:
Accounts receivable, net	(12,660)	75
Inventories	(2,060)	(3,349)
Other current assets	(528)	(687)
Accounts payable and other accrued expenses	2,852	9,692
Deferred revenue	(1,627)	(1,624)
Accrued salaries, wages and payroll taxes	(840)	(715)
Refundable deposits	(17)	104
Net cash provided by (used in) operating activities	(7,962)	4,120

Cash flows from investing activities:
Expenditures for Property, equipment and leasehold improvements	(12,718)	(9,440)
Proceeds from sale of Property, equipment and leasehold improvements	161	22
Business combinations and asset acquisitions	(96)	(274)
Net cash used in investing activities	(12,653)	(9,692)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	5,192
Principal payments on debt and finance lease obligations	(701)	(455)
Net borrowings under revolving line of credit	21,163	930
Proceeds from issuances of common stock	92	—
Tax payments related to stock-based awards	(270)	(325)
Net cash provided by financing activities	20,284	5,342
Decrease in Cash and cash equivalents	(331)	(230)

Cash and cash equivalents
Beginning of period	469	1,200
End of period	$138	$970
Supplemental disclosure of cash flow information:
Cash paid for interest	$606	$761
Cash received for income taxes, net	11	569
Cash paid for amounts included in measurement of lease liabilities	1,183	1,513
Supplemental disclosure of non-cash information:
Right-of-use assets obtained in exchange for operating lease obligations	$—	$19,726
Right-of-use assets obtained in exchange for finance lease obligations	—	2,538
Purchases of Property, equipment and leasehold improvements included in Accounts payable at end of period	62	199
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

Index
Note 3. Cash and Cash Equivalents

We maintain cash balances with financial institutions that may exceed federally insured limits. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2020 and December 31, 2019, we did not have any cash equivalents.

As part of our cash management system, we use a controlled disbursement account to fund cash distribution checks presented for payment by the holder. Checks issued but not yet presented to banks may result in overdraft balances for accounting purposes. As of June 30, 2020 and December 31, 2019, there were $4.5 million and $0.3 million, respectively, of bank overdrafts included in Accounts payable on our Consolidated Balance Sheets. Changes in bank overdrafts from period to period are reported in the Consolidated Statements of Cash Flows as a component of operating activities within Accounts payable and Other accrued expenses.

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

Inventories consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$7,033	$8,435
Work in process	3,859	2,862
Finished goods	6,157	4,651
Packaging materials	3,533	1,981
Promotional merchandise	704	661
Brewpub food, beverages and supplies	576	552
	$21,862	$19,142
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

Index
Lease-related liabilities consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Operating lease liabilities:
Current lease liabilities included in Other accrued expenses	$915	$883
Long-term operating lease liabilities	23,556	24,037
Total operating lease liabilities	24,471	24,920
Financing lease liabilities:
Current portion of lease liabilities included in Current portion of long-term debt and finance lease obligations	302	296
Long-term portion of lease liabilities included in Long-term debt and finance lease obligations, net of current portion	652	804
Total financing lease liabilities	954	1,100
Total lease liabilities	$25,425	$26,020
Weighted-average remaining lease term:
Operating leases	24 years	24 years
Finance leases	4 years	4 years
Weighted-average discount rate:
Operating leases	4.72%	4.72%
Finance leases	3.73%	3.70%

As of June 30, 2020, the maturities of our operating lease liabilities were as follows (in thousands):

Operating Leases
Remainder of 2020	$1,014
2021	2,027
2022	2,082
2023	1,955
2024	1,933
Thereafter	32,301
Total minimum lease payments	41,312
Less: present value adjustment	(16,841)
Operating lease liabilities	$24,471

As of June 30, 2020, the maturities of our finance lease liabilities were as follows (in thousands):

Finance Leases
Remainder of 2020	$167
2021	266
2022	199
2023	199
2024	199
Thereafter	—
Total minimum lease payments	1,030
Less: present value adjustment	(76)
Finance lease liabilities	$954

Index
Components of lease cost were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30, 2020
	2020	2019	2020	2019
Operating lease cost(1)	$847	$864	$1,783	1,738
Finance lease cost:
Amortization of right-of-use asset	35	42	69	85
Interest on lease liabilities	9	12	19	25
Sublease income	(72)	(69)	(144)	(69)
Total lease cost	$819	$849	$1,727	$1,779

(1) Includes short-term, month-to-month lease and variable lease costs, which were immaterial.

Note 6. Related Party Transactions

As of June 30, 2020 and December 31, 2019, Anheuser-Busch, LLC ("A-B") owned approximately 31.1% of our outstanding common stock.

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

Transactions with A-B, Ambev, ABWI and ABC consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Gross sales to A-B and Ambev	$47,876	$51,430	$84,580	$91,039
International distribution fee earned from ABWI	812	812	1,624	1,624
Contract brewing fee earned from ABC	—	104	203	642
Margin fee paid to A-B, classified as a reduction of Sales	657	724	1,145	1,265
Inventory management and other fees paid to A-B, classified in Cost of sales	106	107	198	197

Index
Amounts due to or from A-B and ABWI were as follows (in thousands):

	June 30, 2020	December 31, 2019
Amounts due from A-B related to beer sales pursuant to the A-B distributor agreement	$20,752	$11,394
Refundable deposits due to A-B	(992)	(1,197)
Amounts due to A-B for services rendered	(8,427)	(5,976)
Net amount due from A-B and ABWI	$11,333	$4,221

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

Three Months Ended June 30,		Six Months Ended June 30,
2020	2019	2020	2019
$42	$41	$84	$82

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

Three Months Ended June 30,		Six Months Ended June 30,
2020	2019	2020	2019
$476	$171	$648	$339

Note 7. Long-Term Debt

On June 3, 2020, we executed a Fifth Amendment (the "Amendment") to our Amended and Restated Credit Agreement dated as of November 30, 2015 (the "Credit Agreement") with Bank of America, N.A. ("BofA"). The primary changes effected by the Amendment were to: (i) revise the definitions of Eurodollar Fixed Rate and Eurodollar Floating Rate contained in Section 1.01 of the Credit Agreement to provide that such rates may not be less than 0.75% at any time; and (ii) amend Section 2.05(d) to delay the loan commitment reductions of the revolving credit facility from March 31, 2020 to March 31, 2021.

The Credit Agreement provides for a $45.0 million reducing revolving facility, including a $2.5 million sublimit for the issuance of standby letters of credit, as well as a $10.8 million term loan. As amended, the maximum amount of the revolving facility is subject to loan commitment reductions in the amount of $750,000 each quarter beginning March 31, 2021. We may use the proceeds of the credit facility for general corporate purposes, including capital expenditures. The term of the credit facility expires on September 30, 2023.

As of June 30, 2020, $41.1 million was outstanding under the revolving facility and $8.2 million was outstanding under the term loan, both at an interest rate of 1.42%.

At June 30, 2020, we were in compliance with all applicable contractual financial covenants of the Credit Agreement.

Note 8. Derivative Financial Instruments

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

Index
We have assessed our vulnerability to certain business and financial risks, including interest rate risk associated with our variable-rate long-term debt. To mitigate this risk, effective January 23, 2014, we entered into an interest rate swap contract with BofA for 75% of the term loan ("Term Loan") balance, to hedge the variability of interest payments associated with our variable-rate borrowings under our Term Loan with BofA. The Term Loan contract and the interest rate swap terminate on September 30, 2023. The Term Loan contract had a total notional value of $6.1 million as of June 30, 2020. Through this swap agreement, we pay interest at a fixed rate of 2.86% and receive interest at a floating-rate of the one-month LIBOR, which was 0.18% at June 30, 2020. It is likely that LIBOR will no longer be used as a reference rate by most, if not all, financial institutions before year-end 2021.

Since the interest rate swap hedges the variability of interest payments on variable rate debt with similar terms, it qualifies for cash flow hedge accounting treatment.

As of June 30, 2020, an unrealized net loss of $0.5 million was recorded in Accumulated other comprehensive loss as a result of this hedge. The effective portion of the gain or loss on the derivative is reclassified into Interest expense in the same period during which we record Interest expense associated with the related debt. There was no hedge ineffectiveness during the first six months of 2020 or 2019.

The fair value of our derivative instrument recorded as a component of Other liabilities on our Consolidated Balance Sheets was as follows (in thousands):

	June 30, 2020	December 31, 2019
Fair value of interest rate swap liability	$(507)	$(278)

The effect of our interest rate swap contract that was accounted for as a derivative instrument on our Consolidated Statements of Operations was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Three Months Ended June 30,
2020	$(6)	Interest expense	$37
2019	$(120)	Interest expense	$6

Six Months Ended June 30,
2020	$(230)	Interest expense	$56
2019	$(182)	Interest expense	$12
See also Note 9.

Note 9. Fair Value Measurements

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

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Index
The following table summarizes liabilities measured at fair value on a recurring basis (in thousands):

Fair Value at June 30, 2020	Level 1	Level 2	Level 3	Total
Interest rate swap	$—	$(507)	$—	$(507)

Fair Value at December 31, 2019
Interest rate swap	$—	$(278)	$—	$(278)

We did not have any assets measured at fair value on a recurring basis at June 30, 2020 or December 31, 2019.

The fair value of our interest rate swap was based on quarterly statements from the issuing bank. There were no changes to our valuation techniques during the six months ended June 30, 2020.

We believe the carrying amounts of Cash and cash equivalents, Accounts receivable, Other current assets, Accounts payable, Accrued salaries, wages and payroll taxes, and Other accrued expenses are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

We had fixed-rate debt outstanding as follows (in thousands):

	June 30, 2020	December 31, 2019
Fixed-rate debt on Consolidated Balance Sheets	$5,500	$5,973
Estimated fair value of fixed-rate debt	6,026	6,281

We calculate the estimated fair value of our fixed-rate debt using a discounted cash flow methodology. Using estimated current interest rates based on a similar risk profile and duration (Level 2), the fixed cash flows are discounted and summed to compute the fair value of the debt.

Index
Note 10. Revenue Recognition

The following table disaggregates our Sales by major source (in thousands):

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Beer Related(1)	Brewpubs	Total	Beer Related(1)	Brewpubs	Total
Product sold through distributor agreements(2)	$50,826	$—	$50,826	$89,685	$—	$89,685
Contract brewing fees	81	—	81	416	—	416
International distribution fees	812	—	812	1,624	—	1,624
Brewpubs(3)	—	463	463	—	5,597	5,597
Other(4)	575	—	575	1,260	—	1,260
	$52,294	$463	$52,757	$92,985	$5,597	$98,582

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Beer Related(1)	Brewpubs	Total	Beer Related(1)	Brewpubs	Total
Product sold through distributor agreements(2)	$55,905	$—	$55,905	$97,033	$—	$97,033
Contract brewing fees	352	—	352	1,200	—	1,200
International distribution fees	812	—	812	1,624	—	1,624
Brewpubs(3)	—	6,066	6,066	—	12,269	12,269
Other(4)	680	—	680	1,457	—	1,457
	$57,749	$6,066	$63,815	$101,314	$12,269	$113,583

(1)Beer Related sales include sales to A-B subsidiaries including Ambev, ABWI and ABC. Sales to wholesalers through the A-B distributor agreement in the three-month periods ended June 30, 2020 and 2019 represented 91.0% and 80.9% of our Sales, respectively. Sales to wholesalers through the A-B distributor agreement in the six-month periods ended June 30, 2020 and 2019 represented 86.5% and 81.0% of our Sales, respectively.
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

As of June 30, 2020, we had receivables related to contracts with customers of $30.2 million, net of the allowance for doubtful accounts of $25,000. As of December 31, 2019, we had receivables related to contracts with customers of $17.5 million, net of the allowance for doubtful accounts of $25,000.

As of June 30, 2020 and December 31, 2019, contract liabilities, which consisted of obligations associated with our gift card programs, were $0.2 million and were included in Other accrued expenses on the Consolidated Balance Sheets.

Index
In cases where all conditions to a sale are not met at the time of sale, revenue recognition is deferred until all conditions are met. As of June 30, 2020 and December 31, 2019, Deferred revenue on our Consolidated Balance Sheets included $21.1 million and $22.7 million, respectively, related to our International Distribution Agreement ("IDA"). On August 23, 2019, ABC announced it would not make a Qualifying Offer and we received a one-time incentive payment in the amount of $20.0 million on that date as required by the terms of the IDA. For the six months ended June 30, 2020, we recognized $1.6 million as Sales and we expect to recognize an additional $1.6 million of Deferred revenue as Sales in the remainder of 2020, $3.2 million in 2021, and $16.3 million thereafter.

Note 11. Segment Results and Concentrations

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

Net sales, Gross profit and gross margin information by segment was as follows (dollars in thousands):

	Three Months Ended June 30,
2020	Beer Related	Brewpubs	Total
Net sales	$48,915	$463	$49,378
Gross profit	$15,155	$(1,407)	$13,748
Gross margin	31.0%	(303.9)%	27.8%

2019
Net sales	$54,493	$6,066	$60,559
Gross profit	$22,676	$611	$23,287
Gross margin	41.6%	10.1%	38.5%

	Six Months Ended June 30,
2020	Beer Related	Brewpubs	Total
Net sales	$87,682	$5,597	$93,279
Gross profit	$30,137	$(1,206)	$28,931
Gross margin	34.4%	(21.5)%	31.0%

2019
Net sales	$95,282	$12,269	$107,551
Gross profit	$38,184	$1,286	$39,470
Gross margin	40.1%	10.5%	36.7%

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

Index
Sales to wholesalers through the A-B distributor agreement represented the following percentage of our Sales:

Three Months Ended June 30,		Six Months Ended June 30,
2020	2019	2020	2019
91.0%	80.9%	86.5%	81.0%

Receivables from A-B and ABWI represented the following percentage of our Accounts receivable balance:

June 30, 2020	December 31, 2019
68.8%	65.1%

Note 12. Significant Stock-Based Plan Activity and Stock-Based Compensation

Stock-Based Compensation
Stock-based compensation expense was recognized in our Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of sales	$10	$34	$(16)	$82
Selling, general and administrative expense	267	801	740	1,171
Total stock-based compensation expense	$277	$835	$724	$1,253

At June 30, 2020, we had total unrecognized stock-based compensation expense of $1.0 million, which will be recognized over the weighted average remaining vesting period of 1.5 years. In the first quarter of 2020, we reversed $39,000 in stock compensation expense from Cost of sales as a result of the termination of unvested awards.

Note 13. Earnings Per Share

The reconciliation between the number of shares used for the basic and diluted per share calculations, as well as other related information, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted average common shares used for basic EPS	19,545	19,443	19,524	19,416
Dilutive effect of stock-based awards	148	150	164	—
Shares used for diluted EPS	19,693	19,593	19,688	19,416

Stock-based awards not included in diluted per share calculations as they would be antidilutive	7	63	—	51

Note 14. Commitments and Contingencies

The disclosure of purchase commitments in these consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2019. The disclosures below relate to legal commitments with significant events occurring during the six months ended June 30, 2020.

We are in the process of assessing the impact the COVID-19 pandemic will have on our future commitments and contingencies; we do not believe that there will be a material adverse effect on future commitments.

General
We are subject to various claims and pending or threatened lawsuits in the normal course of business. Although we do not anticipate that the resolution of legal proceedings arising in the normal course of business or the proceedings described below

Index
will have a material adverse effect on our financial position, results of operations or cash flows, we cannot predict this with certainty.

Legal
On February 28, 2017 and March 6, 2017, respectively, two lawsuits, Sara Cilloni and Simone Zimmer v. Craft Brew Alliance, Inc., and Theodore Broomfield v. Kona Brewing Co. LLC, Kona Brew Enterprises, LLP,  Kona Brewery LLC, and Craft Brew Alliance, Inc., were filed in the United States District Court for the Northern Division of California. On April 7, 2017, the two lawsuits were consolidated into a single complaint under the Broomfield case. The lawsuit alleges that the defendants misled customers regarding the state in which Kona Brewing Company beers are manufactured. On May 30, 2019, we announced our entry into a definitive settlement agreement, which received preliminary approval from the Court on June 14, 2019. The settlement claims period ended October 7, 2019, and the Court entered a Final Judgment on February 11, 2020. A notice of appeal of the final judgment was filed by an objector on March 3, 2020. On June 30, 2020, the Court approved a settlement with the objector and the appeal was dismissed. We recorded a charge of $4.7 million on a pre-tax basis in the quarter ended March 31, 2019, based on our estimate of the probable costs of settling the litigation. The total cost of settling the litigation is currently expected to be approximately $4.4 million.

In connection with the pending merger transaction with ABC, several lawsuits were filed on behalf of our shareholders. On January 3, 2020, a purported class action complaint brought on behalf of a putative class of our shareholders, captioned Kost et al. v. Craft Brew Alliance, Inc., et al., Case No. 20-2-00389-1 SEA, was filed in the Superior Court of Washington, King County (the “Kost Action”). On January 14, 2020, a second purported class action complaint brought on behalf of a putative class of our shareholders, captioned Birkby v. Craft Brew Alliance, Inc., et al., Case No. 20CV02867, was filed in the Circuit Court of the State of Oregon for the County of Multnomah (the “Birkby Action”). On July 9, 2020, a third purported class action complaint brought on behalf of a putative class of our shareholders, captioned Malloy v. Craft Brew Alliance, Inc., et al., Case No. 20CV23549, was filed in the Circuit Court of the State of Oregon for the County of Multnomah (the “Malloy Action”). The Birkby, Malloy and Kost Actions assert state law claims for alleged breaches of fiduciary duty against our company and our directors, and the Birkby and Malloy Actions also assert claims against our Chief Executive Officer and ABC. The Malloy and Kost Actions also include allegations of material misstatements and omissions in our definitive proxy statement filed with the SEC on January 21, 2020 (the “Proxy Statement”).

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

On February 18, 2020, we announced the resolution of claims with the plaintiffs in the Kost, Sabatini, Halberstam, and Michael Roberts Actions, whereby we filed supplemental disclosures and plaintiffs in the Kost, Sabatini, Halberstam, and Michael Roberts Actions dismissed their individual claims with prejudice, and plaintiffs in the Kost, Sabatini, and Michael Roberts Actions dismissed their class claims without prejudice. We did not view the supplemental disclosures as material or required by applicable law, but determined to make the disclosures in order to avoid the expense and risks inherent in further litigation. On April 1, 2020, plaintiff in the Dennis Roberts Action dismissed his case without prejudice.

The Birkby and Malloy Actions have not been resolved. On March 31, 2020, the Court granted the parties’ joint motion to abate the Birkby Action until September 30, 2020. There have been no substantive proceedings to date in the Malloy Action.

Note 15. PV Brewing Agreement

On June 10, 2020, Craft Brew Alliance, Inc., a Washington corporation (“Seller”), Kona Brewery LLC, a Hawaii limited liability company (the “Company”), and PV Brewing Partners, LLC, a Delaware limited liability company (“Buyer”, and together with Seller and the Company, the “Parties”), entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”), pursuant to which, among other things, Buyer agreed to purchase from Seller 100% of the outstanding membership interests of the Company (the “Equity Interests”). The Parties entered into the Purchase Agreement in connection with the previously announced Agreement and Plan of Merger, dated as of November 11, 2019, by and among Seller,

Index
Anheuser-Busch Companies, LLC, a Delaware limited liability company (“ABC”), and Barrel Subsidiary, Inc., a Washington corporation and wholly owned subsidiary of ABC (“Merger Sub”), providing for the merger of Merger Sub with and into Seller, with Seller surviving as a wholly owned subsidiary of ABC (the “ABC Merger”).

Subject to the terms and conditions set forth in the Purchase Agreement, at the closing (the “Kona Closing”) of the transactions contemplated by the Purchase Agreement (the “Kona Transaction”), Seller has agreed to sell to Buyer the Equity Interests for an aggregate purchase price of $16 million in cash, of which $5 million will be payable at the Kona Closing and the remaining $11 million to be paid by Buyer upon Seller’s achievement of certain construction and production milestones with respect to the New Brewery (as defined in the Purchase Agreement), with an option for Buyer to defer up to $6 million of such payment for a year following the Kona Closing, subject to the terms and conditions set forth in the Purchase Agreement. Any deferred amounts will be subject to interest. Buyer expects to fund the purchase price with a combination of debt and equity financing.

In connection with the Purchase Agreement, following the Kona Closing, Seller, or an affiliate of Seller, will enter into certain ancillary agreements with Buyer or the Company, including (a) a transition services agreement under which Buyer will receive certain transitional services, (b) an intellectual property license agreement providing for certain licensing arrangements regarding certain Company-related intellectual property related to the “Kona” brand, (c) a brewing and packaging agreement under which Seller and certain of its affiliates will brew, bottle and package certain Company-branded beer products for Buyer on a transitional basis and (d) a distribution agreement under which Anheuser-Busch Sales of Hawaii, Inc., a Delaware corporation and an affiliate of ABC, will provide certain sales, promotion and distribution services to Buyer in the State of Hawaii.

The Purchase Agreement contains certain customary representations, warranties and covenants of Seller regarding the Company, including a covenant to operate the Company in the ordinary course of business consistent with past practice. The Purchase Agreement also contains certain customary representations, warranties and covenants of both Seller and Buyer relating to the Kona Transaction. Closing of the Kona Transaction is conditioned upon, and will not occur in the absence of, completion of the ABC Merger. The Kona Closing will take place upon the later of (a) August 3, 2020 or (b) immediately following, or on the business day of, the closing of the ABC Merger or such later date as required by the Department of Justice (the “DOJ”), in each case, following the satisfaction or waiver of all of the closing conditions to the Kona Transaction (other than conditions that by their nature are to be satisfied at the Kona Closing, but subject to the fulfillment or waiver of those conditions at such time). The Purchase Agreement provides for certain termination rights, including the right of either party to terminate the Purchase Agreement if Seller is notified by the DOJ that (i) Buyer is not an acceptable purchaser of the Company, (ii) the Purchase Agreement is not an acceptable manner of divesting the Company (provided, however, in the case of (ii), only after the Parties have reasonably sought to modify the Purchase Agreement to satisfy DOJ staff, consistent with their obligations under the Purchase Agreement) or (iii) a divestiture is not an acceptable remedy in order to obtain regulatory clearance of the ABC Merger.

Index
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q includes forward-looking statements. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “may,” “plan” and similar expressions or their negatives identify forward-looking statements, which generally are not historical in nature. These statements are based upon assumptions and projections that we believe are reasonable, but are by their nature inherently uncertain. Many possible events or factors could affect our future financial results and performance, and could cause actual results or performance to differ materially from those expressed, including those risks and uncertainties described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Annual Report”), the risk factor set forth in Part II, Item 1A below, and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”). Certain forward-looking statements are subject to the anticipated occurrence and timing of the closing of the merger transaction pursuant to which Anheuser-Busch Companies, LLC ("ABC"), is expected to acquire Craft Brew Alliance, Inc.(the "ABC Merger" Caution should be taken not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report.

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

We own and operate three production breweries located in Portland, Oregon; Portsmouth, New Hampshire; and Kailua-Kona, Hawaii. Through our contract brewing agreement with A-B Commercial Strategies, LLC (“ABCS”), an affiliate of Anheuser-Busch, LLC ("A-B"), we also brew select CBA brands in A-B’s Fort Collins, Colorado brewery. Additionally, we own and operate five innovation breweries in Portland, Oregon; Seattle, Washington; Portsmouth, New Hampshire; Boone, North Carolina; and Miami, Florida, which are primarily used for small-batch production and limited-release beers offered primarily in our brewpubs and brands’ home markets.

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

Index
On November 11, 2019, we jointly announced with Anheuser-Busch Companies, LLC ("ABC") an agreement to expand our partnership, with ABC agreeing to purchase our remaining shares it does not currently own in the ABC Merger for $16.50 per share, in cash. On February 25, 2020, CBA shareholders, not including A-B, voted overwhelmingly in favor of the agreement. The transaction, which represents an exciting next step in a long and successful partnership between the two companies, remains subject to customary closing conditions, including certain regulatory approvals.

On June 10, 2020, we announced an update to our pending merger transaction with ABC. To expedite the regulatory review process and alleviate any potential regulatory concerns regarding the expanded partnership, CBA and ABC have agreed to the purchase of CBA’s Kona Brewing operations in Hawaii by PV Brewing Partners, a team of investors with decades of combined beer industry expertise. The arrangement which does not include CBA's Kona Brewing business outside of Hawaii, is contingent on the closing of our pending transaction with ABC.

In early March 2020, we began seeing the impact of the COVID-19 pandemic on our business. The impact has remained primarily visible in significantly reduced demand from the on-premise channel and the closure of our brewpubs for on-premise business throughout the second quarter. Despite these challenges, our breweries were able to quickly shift focus to core products in packaging, enabling our sales and marketing teams to continue ensuring our wholesalers had inventory to meet demand from off-premise retailers.

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

Following is a summary of our financial results:

Six Months Ended June 30,	Net sales	Net income (loss)	Number of barrels sold
2020	$93.3 million	$1.0 million	363,300
2019	$107.6 million	$(4.8) million	400,000

Results of Operations

The following table sets forth, for the periods indicated, certain information from our Consolidated Statements of Operations expressed as a percentage of Net sales(1):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sales	106.8%	105.4%	105.7%	105.6%
Less excise taxes	(6.8)	(5.4)	(5.7)	(5.6)
Net sales	100.0	100.0	100.0	100.0
Cost of sales	72.2	61.5	69.0	63.3
Gross profit	27.8	38.5	31.0	36.7
Selling, general and administrative expenses	26.1	32.0	29.3	41.8
Operating income (loss)	1.7	6.4	1.7	(5.1)
Interest expense	(0.6)	(0.8)	(0.6)	(0.8)
Other income, net	0.4	0.1	0.2	—
Income (loss) before income taxes	1.5	5.7	1.3	(5.8)
Income tax provision (benefit)	0.6	1.4	0.2	(1.4)
Net income (loss)	0.9%	4.3%	1.1%	(4.4)%

(1)Percentages may not add due to rounding.

Index

Segment Information
Net sales, Gross profit and Gross margin information by segment was as follows (dollars in thousands):

	Three Months Ended June 30,
2020	Beer Related	Brewpubs	Total
Net sales	$48,915	$463	$49,378
Gross profit	$15,155	$(1,407)	$13,748
Gross margin	31.0%	(303.9)%	27.8%

2019
Net sales	$54,493	$6,066	$60,559
Gross profit	$22,676	$611	$23,287
Gross margin	41.6%	10.1%	38.5%

	Six Months Ended June 30,
2020	Beer Related	Brewpubs	Total
Net sales	$87,682	$5,597	$93,279
Gross profit	$30,137	$(1,206)	$28,931
Gross margin	34.4%	(21.5)%	31.0%

2019
Net sales	$95,282	$12,269	$107,551
Gross profit	$38,184	$1,286	$39,470
Gross margin	40.1%	10.5%	36.7%

Index
Sales by Category
Sales by category were as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar
Sales by Category	2020	2019	Change	% Change
A-B and A-B related(1)	$48,031	$51,622	$(3,591)	(7.0)%
Contract brewing and beer related(2)	4,263	6,127	(1,864)	(30.4)%
Excise taxes	(3,379)	(3,256)	(123)	3.8%
Net beer related sales	48,915	54,493	(5,578)	(10.2)%
Brewpubs(3)	463	6,066	(5,603)	(92.4)%
Net sales	$49,378	$60,559	$(11,181)	(18.5)%

	Six Months Ended June 30,		Dollar
Sales by Category	2020	2019	Change	% Change
A-B and A-B related(1)	$85,262	$92,040	$(6,778)	(7.4)%
Contract brewing and beer related(2)	7,723	9,274	(1,551)	(16.7)%
Excise taxes	(5,303)	(6,032)	729	(12.1)%
Net beer related sales	87,682	95,282	(7,600)	(8.0)%
Brewpubs(3)	5,597	12,269	(6,672)	(54.4)%
Net sales	$93,279	$107,551	$(14,272)	(13.3)%

(1)A-B and A-B related includes domestic and international sales sold through A-B and Ambev, fees earned pursuant to the Brewing Agreement with Anheuser-Busch Companies, LLC ("ABC"), and the international distribution fees earned from ABWI.
(2)Beer related includes international sales and owned brands not sold through A-B or Ambev.
(3)Brewpubs sales include sales of promotional merchandise and sales of beer directly to customers.

Shipments by Category
Shipments by category were as follows (in barrels):

Three Months Ended June 30,	2020 Shipments	2019 Shipments	Increase (Decrease)	% Change	Change in Depletions(1)
A-B and A-B related(2)	184,800	201,500	(16,700)	(8.3)%	(9)%
Contract brewing and beer related(3)	21,600	27,000	(5,400)	(20.0)%
Brewpubs	500	2,000	(1,500)	(75.0)%
Total	206,900	230,500	(23,600)	(10.2)%

Six Months Ended June 30,	2020 Shipments	2019 Shipments	Increase (Decrease)	% Change	Change in Depletions(1)
A-B and A-B related(2)	323,000	356,100	(33,100)	(9.3)%	(8)%
Contract brewing and beer related(3)	38,100	40,100	(2,000)	(5.0)%
Brewpubs	2,200	3,800	(1,600)	(42.1)%
Total	363,300	400,000	(36,700)	(9.2)%

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

Index
The decreases in sales to A-B and A-B related in the three and six-month periods ended June 30, 2020 compared to the same periods of 2019 were primarily due to decreases in shipment volume, increases in promotional discounting, and an accrual for anticipated keg returns due to COVID-19, partially offset by increases in average unit pricing. The decreases in shipment volume were primarily attributed to the sharp decline in draft sales beginning in March 2020 and continuing through the second quarter of 2020 as a result of the closure of most on-premise retail locations across the country. We expect the demand for draft beer to remain low for the third quarter of 2020 and, potentially, into the fourth quarter of 2020. As our shipments further trend towards packaged beer, we expect our average unit pricing to increase as the sales price for packaged beer is greater than draft.

The decreases in Contract brewing and beer related sales in the three and six-month periods ended June 30, 2020 compared to the same periods of 2019 were primarily due to decreases in international shipment volumes, shipments of brands distributed outside the A-B distribution network, and contract brewing shipment volumes, as well as a decrease in sales of beer related merchandise.

Brewpubs sales decreased in the three and six-month periods ended June 30, 2020 compared to the same periods of 2019, primarily due to the closure of our brewpubs to on-premise business that began in mid-March and continuing through the second quarter of 2020 due to the COVID-19 pandemic and public health and government-mandated strict social distancing requirements. During the second quarter of 2020, our brewpubs were operating with a to-go and delivery model or closed entirely. We continue to monitor state and county guidelines, as well as our own safety requirements to establish appropriate reopening plans for our brewpubs. As such, our brewpub in Boone re-opened for dine-in service in mid-June and our Kona and Koko brewpubs re-opened for dine-in service in mid-July. We expect our Brewpub sales to remain low for the third quarter of 2020 and, potentially, into the fourth quarter of 2020.

Shipments by Brand
The following table sets forth a comparison of shipments by brand (in barrels):

Three Months Ended June 30,	2020 Shipments	2019 Shipments	Increase (Decrease)	% Change	Change in Depletions
Kona	139,300	156,700	(17,400)	(11.1)%	(8)%
Widmer Brothers	21,400	27,400	(6,000)	(21.9)%	(26)%
Redhook	17,800	17,000	800	4.7%	(4)%
Omission	14,700	11,100	3,600	32.4%	18%
All other(1)	13,200	16,100	(2,900)	(18.0)%	(20)%
Total(2)	206,400	228,300	(21,900)	(9.6)%	(9)%

Six Months Ended June 30,	2020 Shipments	2019 Shipments	Decrease	% Change	Change in Depletions
Kona	246,300	265,500	(19,200)	(7.2)%	(7)%
Widmer Brothers	37,400	49,000	(11,600)	(23.7)%	(20)%
Redhook	31,000	31,800	(800)	(2.5)%	(6)%
Omission	23,500	20,200	3,300	16.3%	13%
All other(1)	22,600	26,200	(3,600)	(13.7)%	(12)%
Total(2)	360,800	392,700	(31,900)	(8.1)%	(8)%

(1)All other includes the shipments and depletions from our Square Mile, AMB, Cisco Brewers, and Wynwood brand families.
(2)Total shipments by brand include international shipments and exclude shipments produced under our contract brewing arrangements.

The decreases in our Kona brand shipments in the three and six-month periods ended June 30, 2020 compared to the same periods of 2019 were primarily led by decreases in shipments of Big Wave Golden Ale, Longboard Larger, and Hanalei Island IPA brands, partially offset by increases of our newly released Island Seltzer and Kona Light, as well as increases in Kona Wave Rider and Island Hopper variety packs.

The decreases in our Widmer Brothers brand shipments in the three and six-month periods ended June 30, 2020 compared to the same periods of 2019 were primarily due to decreases in Hefeweizen brand shipments.

Index
Redhook brand shipments remained relatively consistent in the three and six-month periods ended June 30, 2020 compared to the same periods of 2019, primarily due to a decrease in Longhammer IPA brand shipments, partially offset by an increase in Big Ballard IPA brand shipments.

Omission brand shipments increased in the three and six-month periods ended June 30, 2020 compared to the same periods of 2019, primarily due to increased shipments of Omission Ultimate Light and our newly released seltzer.

The decreases in All other shipments in the three and six-month periods ended June 30, 2020 compared to the same periods of 2019 were primarily due to decreases in AMB, Cisco, and Wynwood brand shipments.

Shipments by Package
The following table sets forth a comparison of our shipments by package, excluding shipments produced under our contract brewing arrangements (in barrels):

	Three Months Ended June 30,
	2020		2019
	Shipments	% of Total	Shipments	% of Total
Draft	6,700	3.2%	51,100	22.4%
Packaged	199,700	96.8%	177,200	77.6%
Total	206,400	100.0%	228,300	100.0%

	Six Months Ended June 30,
	2020		2019
	Shipments	% of Total	Shipments	% of Total
Draft	34,900	9.7%	88,600	22.6%
Packaged	325,900	90.3%	304,100	77.4%
Total	360,800	100.0%	392,700	100.0%

The shifts in package mix from draft to packaged in the three and six-month periods ended June 30, 2020 compared to the same periods of 2019 were primarily due to widespread closures in the on-premise channel that were caused by the COVID-19 pandemic and government-mandated strict social distancing requirements. We expect this trend to continue for the third quarter of 2020 and, potentially, into the fourth quarter of 2020.

Cost of Sales
Cost of sales includes purchased raw and component materials, direct labor, overhead and shipping costs.

Information regarding Cost of sales was as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar
	2020	2019	Change	% Change
Beer Related	$33,760	$31,817	$1,943	6.1%
Brewpubs	1,870	5,455	(3,585)	(65.7)%
Total	$35,630	$37,272	$(1,642)	(4.4)%

	Six Months Ended June 30,		Dollar
	2020	2019	Change	% Change
Beer Related	$57,545	$57,098	$447	0.8%
Brewpubs	6,803	10,983	(4,180)	(38.1)%
Total	$64,348	$68,081	$(3,733)	(5.5)%

The increases in Beer Related Cost of sales in the three and six-month periods ended June 30, 2020 compared to the same periods of 2019 were primarily due to increases in our Beer Related Cost of sales on a per barrel basis, partially offset by a decrease in shipment volume. As our shipments shift to packaged beer our average unit costs increase as the cost to produce packaged beer is greater than draft.

Index
The decreases in Brewpubs Cost of sales in the three and six-month periods ended June 30, 2020 compared to the same periods of 2019 were primarily due to the closure of our brewpubs to on-premise business that began in mid-March and continued through the second quarter of 2020 due to the COVID-19 pandemic and public health and government-mandated strict social distancing requirements. As we begin to re-open our brewpubs we expect Brewpub Cost of sales to increase.

Capacity Utilization
Capacity utilization is calculated by dividing total shipments by approximate working capacity and was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Capacity Utilization	65%	65%	54%	56%

Our capacity utilization was flat in the three-month period ended June 30, 2020 and declined slightly in the six-month period ended June 30, 2020 compared to the same periods of 2019 due to a smaller percentage of our beer being brewed by ABCS. We also experienced a decrease in our capacity utilization as a result of the decrease in demand for draft beer.

Gross Profit
Information regarding Gross profit was as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar
	2020	2019	Change	% Change
Beer Related	$15,155	$22,676	$(7,521)	(33.2)%
Brewpubs	(1,407)	611	(2,018)	(330.3)%
Total	$13,748	$23,287	$(9,539)	(41.0)%

	Six Months Ended June 30,		Dollar
	2020	2019	Change	% Change
Beer Related	$30,137	$38,184	$(8,047)	(21.1)%
Brewpubs	(1,206)	1,286	(2,492)	(193.8)%
Total	$28,931	$39,470	$(10,539)	(26.7)%

Gross profit as a percentage of Net sales, or gross margin, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beer Related	31.0%	41.6%	34.4%	40.1%
Brewpubs	(303.9)%	10.1%	(21.5)%	10.5%
Overall	27.8%	38.5%	31.0%	36.7%

The decreases in Beer Related Gross profit and gross margin in the three and six-month periods ended June 30, 2020, compared to the same periods of 2019 were primarily due to decreases in shipment volumes, increases in promotional pricing, and increases in average unit costs on a per barrel basis, partially offset by increases in average unit pricing.

The decrease in Brewpubs Gross profit and gross margin in the three and six-month periods ended June 30, 2020 compared to the same periods of 2019 were primarily due to the closure of our brewpubs to on-premise business beginning in mid-March and continuing through the second quarter of 2020 due to the COVID-19 pandemic.

Index
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) include compensation and related expenses for our sales and marketing activities, management, legal and other professional and administrative support functions.

Information regarding SG&A was as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar
	2020	2019	Change	% Change
Selling, general and administrative expenses	$12,908	$19,381	$(6,473)	(33.4)%
As a % of Net sales	26.1%	32.0%

	Six Months Ended June 30,		Dollar
	2020	2019	Change	% Change
Selling, general and administrative expenses	$27,369	$44,946	$(17,577)	(39.1)%
As a % of Net sales	29.3%	41.8%

The decrease in SG&A for the three-month period ended June 30, 2020 compared to the same period of 2019 was primarily due to a decrease in creative and media spend related to the non-recurring Kona marketing campaign of $1.9 million in 2019 and reduced market spend in an effort to control costs in response to the COVID-19 pandemic, as well as a decrease in employee related costs, partially offset by an increase in professional fees related to the ABC merger.

The decreases in SG&A for the six-month period ended June 30, 2020 compared to the same period of 2019 was primarily due to decreases in creative and media spend related to the non-recurring Kona marketing campaign of $6.5 million in 2019, reduced market spend in an effort to control costs in response to the COVID-19 pandemic, and a non-recurring charge related to the settlement of the Kona class action lawsuit in the first quarter of 2019 of $4.7 million, as well as a decrease in employee related costs, and a one-time legal settlement benefit of $1.0 million related to our former Woodinville property received in March 2020, partially offset by an increase in professional fees related to the ABC merger.

Interest Expense
Information regarding Interest expense was as follows (dollars in thousands):

Three Months Ended June 30,		Dollar
2020	2019	Change	% Change
$306	$504	$(198)	(39.3)%

Six Months Ended June 30,		Dollar
2020	2019	Change	% Change
$573	$812	$(239)	(29.4)%

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Average debt outstanding	$51,023	$50,595	$46,142	$47,439
Average interest rate	2.12%	3.94%	2.25%	3.37%

The decreases in Interest expense in the three and six-month periods ended June 30, 2020 compared to the same periods of 2019 were primarily due to lower average interest rates.

Income Tax Benefit
Our effective income tax rate was 12.8% for the first six months of 2020 and 24.0% in the first six months of 2019. The effective income tax rates reflect the impact of non-deductible expenses (primarily meals and entertainment expenses), state and local taxes and tax credits. In the first six months of 2020, we recognized a one-time tax benefit of $0.4 million related to the net operating loss carryback provisions in the Coronavirus Aid, Relief, and Economic Security Act (CARES Act).

Index

Liquidity and Capital Resources

We have required capital primarily for the construction and development of our production breweries, to support our brewery footprint evolution, and to fund our working capital needs. Historically, we have financed our capital requirements through cash flows from operations, bank borrowings and the sale of common and preferred stock. We anticipate meeting our obligations for the twelve months beginning July 1, 2020 primarily from cash on hand, cash flows generated from operations and borrowing under our line of credit as the need arises. Capital resources available to us at July 1, 2020 included $0.1 million of Cash and cash equivalents and $3.9 million available under our revolving credit facility.

At June 30, 2020 and December 31, 2019, we had $17.8 million and $1.6 million of working capital, respectively, and our debt as a percentage of total capitalization (total debt and common shareholders’ equity) was 30.2% and 21.5%, respectively.

A summary of our cash flow information was as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash provided by (used in) operating activities	$(7,962)	$4,120
Net cash used in investing activities	(12,653)	(9,692)
Net cash provided by financing activities	20,284	5,342
Decrease in Cash and cash equivalents	$(331)	$(230)

Cash used in operating activities of $8.0 million in the first six months of 2020 resulted from our Net income of $1.0 million and net non-cash expenses of $5.9 million, offset by changes in our operating assets and liabilities as discussed in more detail below.

Accounts receivable, net, increased $12.7 million to $30.2 million at June 30, 2020 compared to $17.5 million at December 31, 2019. This increase was primarily due to the timing of shipments and an increase of $9.4 million in our receivable from A-B and ABWI, which totaled $20.8 million at June 30, 2020. Historically, we have not had collection problems related to our accounts receivable.

Inventories increased $2.8 million to $21.9 million at June 30, 2020 compared to $19.1 million at December 31, 2019. The increase was primarily due to an increase in packaging materials and finished goods as a result of the timing of shipments in the fourth quarter of 2019 and second quarter of 2020, seasonality and the forecasted demand for our beer.

Accounts payable increased $4.5 million to $20.3 million at June 30, 2020 compared to $15.8 million at December 31, 2019, primarily due to timing of payments for raw and component materials, marketing, capital expenditures and excise tax payments which were postponed by the Alcohol and Tobacco Tax and Trade Bureau due to the COVID-19 pandemic.

Capital expenditures of $12.7 million in the first six months of 2020 were primarily directed to beer production capacity and efficiency improvements. As of June 30, 2020, we had an additional $0.1 million of expenditures recorded in Accounts payable on our Consolidated Balance Sheets, compared to $1.6 million at December 31, 2019. We anticipate capital expenditures will not exceed a total of $13.5 million in 2020, primarily for our new Kona brewery and enterprise resource planning software.

Credit Agreement
Our Amended and Restated Credit Agreement with Bank of America, N.A. ("BofA") dated November 30, 2015 (as amended, the "Credit Agreement") provides for a revolving line of credit (“Line of Credit”) of up to $45.0 million, including provisions for cash borrowings and up to $2.5 million notional amount of letters of credit, and a $10.8 million term loan (“Term Loan”). The maturity date of the Line of Credit and the Term Loan is September 30, 2023. We entered into a Fifth Amendment to the Credit Agreement on June 3, 2020, which changed the date as of which the maximum amount of the Line of Credit is subject to loan commitment reductions of $750,000 per quarter to March 31, 2021, rather than March 31, 2020. The Fifth Amendment also revised the definitions of Eurodollar Fixed Rate and Eurodollar Floating Rate contained in Section 1.01 of the Credit Agreement to provide that such rates may not be less than 0.75% at any time.

As of June 30, 2020, we had $3.9 million in funds available to be drawn from our Line of Credit and $41.1 million of borrowings outstanding. At June 30, 2020, $8.2 million was outstanding under the Term Loan.

Index
Under the Credit Agreement as in effect at June 30, 2020, interest accrues at an annual rate based on the London Inter-Bank Offered Rate (“LIBOR”) Daily Floating Rate plus a marginal rate. The marginal rate varies from 0.75% to 2.00% for the Line of Credit and Term Loan based on our funded debt ratio. At June 30, 2020, our marginal rate was 1.75%, resulting in an annual interest rate of 1.42%. It is likely that LIBOR will no longer be used as a reference rate by most, if not all, financial institutions before year-end 2021.

Accrued interest for the Term Loan is due and payable monthly. Principal payments on the Term Loan are due monthly in accordance with an agreed-upon schedule set forth in the Credit Agreement, with any unpaid principal balance and unpaid accrued interest due and payable on September 30, 2023.

The Credit Agreement authorizes acquisitions within the same line of business as long as we remain in compliance with the financial covenants of the Credit Agreement and there is at least $5.0 million of availability remaining on the Line of Credit following the acquisition. With respect to investments in other craft brewers, other than acquisitions of all or substantially all of the assets or controlling ownership interests, the Credit Agreement limits each investment to $10.0 million. We may draw upon the Line of Credit for working capital and general corporate purposes.

The Credit Agreement requires us to satisfy the following financial covenants: (i) on or after the earliest to occur of July 1, 2020 or the termination of the ABC Merger transaction, a Consolidated Leverage Ratio of 3.50 to 1.00; (ii) on or after the earliest to occur of July 1, 2020 or the termination of the ABC Merger transaction, a Fixed Charge Coverage Ratio of 1.20 to 1.00; and (iii) on a trailing four-quarter basis at each of March 31, 2020 and June 30, 2020, a minimum Consolidated EBITDA of $3.0 million. Failure to maintain compliance with these covenants is an event of default and would give BofA the right to declare the entire outstanding loan balance immediately due and payable. At June 30, 2020, we were in compliance with all applicable contractual financial covenants of the Credit Agreement.

Secured Borrowing
On June 20, 2019 we executed an agreement with BofA, pursuant to our Master Lease Agreement, for $5.2 million in cash in exchange for a secured interest in our previously installed can line at our Portland brewing facility. The maturity date of the secured borrowing is June 21, 2026. We used the funds to pay down our Line of Credit. At June 30, 2020, $4.5 million was outstanding at an interest rate of 4.54%.

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

Our critical accounting policies, as described in our 2019 Annual Report, relate to goodwill, indefinite-lived intangible assets, long-lived assets, refundable deposits on kegs, revenue recognition, deferred taxes and leases. There have been no changes to our critical accounting policies since December 31, 2019.

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

Recent Accounting Pronouncements

See Note 2 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Index
Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks and risk management policies since the filing of our 2019 Annual Report, which was filed with the SEC on March 11, 2020.

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

Changes in Internal Control Over Financial Reporting
As a result of the COVID-19 pandemic, certain employees began working remotely in March 2020. These changes to the working environment did not have a material effect on our internal control over financial reporting. During the second quarter of 2020, there were no changes in our internal control over financial reporting identified in connection with the above evaluation required by Exchange Act Rule 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 14 of Notes to Consolidated Financial Statements included in Part 1, Item 1 of this report.

Item 1A. Risk Factors

There have been no changes in our reported risk factors since the filing of our 2019 Annual Report, which was filed with the SEC on March 11, 2020, with the exception of the addition of the following risk factor:

The Global COVID-19 Pandemic Has Disrupted Our Business and Our Financial Condition; Our Operating Results Have Been, and Are Expected To Continue to be, Adversely Affected by the Outbreak and Its Effects.
Our operations and business have been, and may continue to be, materially and adversely affected by the COVID-19 pandemic and related weakening of economic conditions and declines in consumer demand. National, state and local governments have responded to the COVID-19 pandemic in various ways, including by declaring states of emergency, restricting people from gathering in groups, or interacting within a certain physical distance and, in certain cases, ordering businesses to close or limit operations or requiring people to stay at home. Although we have been permitted to continue to operate our breweries, there are no assurances that we will be permitted to operate these facilities under future government orders or other restrictions, or that our contract brewing partner will similarly be permitted to continue to operate. In particular, limitations on or closures of our Oregon, New Hampshire or Hawaii breweries, or ABCS, our contract brewing partner, in Colorado, could have a material adverse impact on our ability to manufacture products and service customers, and could have a material adverse impact on our business, financial condition and results of operations.

During the second quarter of 2020, the principal effect of the global COVID-19 pandemic on our operations was to significantly reduce demand for draft from the on-premise channel due to the closure of our brewpubs of on-premise business. We expect this impact to continue as the situation remains dynamic and subject to rapid and possibly material changes. Continued or additional disruptions to our business and potential associated effects on our financial condition and results of operations include, but are not limited to:

Index
•reduced demand for our products due to adverse and uncertain economic conditions such as increased unemployment, a prolonged downturn in economic growth and other financial hardships, and a decline in consumer confidence;
•unpredictable consumer behaviors and reduced demand for our products due to on-premise closures, government quarantines and other restrictions on social gatherings;
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
◦disruptions at our owned breweries and our contract brewing partner's brewery caused by an inability to maintain a sufficient quantity of essential supplies, such as raw and packaging materials, and personal protective equipment, or to maintain logistics and other manufacturing and supply chain capabilities necessary for the manufacture and distribution of our products; or
◦failure of third parties on which we rely, including our inventory suppliers (such as suppliers of aluminum cans due to increased demand for packaged beer), our contract brewing partner, distributors, and logistics and transportation providers, to continue to meet their obligations to us, which may be caused by their own financial or operational difficulties;
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

Conditions such as those outlined above could place limitations on our ability to operate effectively and could have a material adverse effect on our operations, financial condition and operating results. We have implemented policies and procedures at our owned breweries to address potential risks, including mandating work from home for all non-production employees, making face masks available, reorganizing workspaces to increase physical distancing between and among shifts, and increasing hours of cleaning per day. As the situation continues to evolve and more information and guidance become available, we may adjust our current policies and procedures to address the rapidly changing variables related to the pandemic. Additional impacts may arise of which we are not currently aware. The nature and extent of such impacts will depend on future developments, which are highly uncertain and cannot be predicted.

Item 6. Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

2.1**	Membership Interest Purchase Agreement, dated June 10, 2020, by and among Craft Brew Alliance, Inc., Kona Brewery LLC and PV Brewing Partners, LLC (incorporated by reference from Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on June 11, 2020)
10.1	Fifth Amendment to Amended and Restated Credit Agreement, dated June 3, 2020, by and among Craft Brew Alliance, Inc., its subsidiaries, and Bank of America, N.A. (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 4, 2020)
31.1	Certification of Chief Executive Officer of Craft Brew Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer of Craft Brew Alliance, Inc. pursuant to Exchange Act Rule 13a-14(a)
32.1*	Certification pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
99.1*	Press Release dated August 5, 2020
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - formatted in Inline XBRL and included in Exhibit 101
* Furnished, not filed
**Exhibits and schedules have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K and will be furnished to the Securities and Exchange Commission upon request.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAFT BREW ALLIANCE, INC.

August 5, 2020	By:	/s/ Edwin A. Smith
Edwin A. Smith
Corporate Controller and Principal Accounting Officer